Form 10-K/A
period 2006-12-31
Emergent BioSolutions Inc.
filed 2007-03-28
CIK 1367644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A to our annual report on Form 10-K for the fiscal year ended December 31, 2006, as originally filed with the Securities and Exchange Commission on March 27, 2007, solely for the following purposes:

•

to correct a typographical error regarding the total number of shares of our common stock held by stockholders that adopted the written consent described in Item 4, Submission of Matters to a Vote of Security Holders; and

•

to include the conformed signature of Ernst & Young LLP in the Report of Independent Registered Public Accounting Firm contained in Item 8, Financial Statements and Supplementary Data, which was unintentionally omitted from the original filing.

This Amendment No. 1 does not reflect the restatement of any previously reported financial statements or, except as noted above, change any other disclosures. Filed as exhibits with this Amendment No. 1 are new certifications in accordance with Rule 13a-14(a) and Rule 13a-14(b) of the Exchange Act.

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

We received the requisite consents of our stockholders on October 27, 2006. The written consent with respect to all such matters was adopted by holders of 5,096,454 of the 7,792,714 shares of our common stock issued and outstanding as of October 27, 2006, consisting of 5,075,054 of the 7,752,001 shares of our previously outstanding class A common stock and 21,400 of the 40,715 shares of our previously outstanding class B common stock.

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

/s/Ernst & Young LLP

McLean, Virginia

March 21, 2007

Emergent BioSolutions Inc. and Subsidiaries Consolidated Balance Sheets
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

EMERGENT BIOSOLUTIONS INC.

By: /s/Fuad El-Hibri
Fuad El-Hibri
President, Chief Executive Officer and Chairman of the Board of Directors
Date: March 28, 2007

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

10.33(1)†	License and Co-development Agreement, dated May 6, 2006, between Emergent Product Development UK Limited, formerly Emergent Europe Limited, and Sanofi Pasteur, S.A
10.34(1)†	Product Supply Agreement, dated June 12, 2006, between Emergent Product Development Gaithersburg Inc. and Talecris Biotherapeutics, Inc.
10.35(1)	Election of Fuad El-Hibri to Participate in the Severance Plan and Termination Protection Program
10.36(1)	Services Agreement, dated August 1, 2006, between East West Resources Corporation and the Registrant
10.37(1)	Director Compensation Program
10.38(1)	Revolving Credit Note, dated July 29, 2005, from Emergent BioDefense Operations Lansing Inc., formerly BioPort Corporation, to Fifth Third Bank
10.39(1)	Promissory Note, dated April 25, 2006, from Emergent Frederick LLC to HSBC Realty Credit Corporation (USA)
10.40(1)	Loan Agreement, dated August 25, 2006, among the Registrant, Emergent BioDefense Operations Lansing Inc., formerly BioPort Corporation, and HSBC Realty Credit Corporation (USA)
10.41(1)	Promissory Note (Term Note), dated August 25, 2006, from Emergent BioDefense Operations Lansing Inc., formerly BioPort Corporation, to HSBC Realty Credit Corporation (USA)
10.42(1)	Promissory Note (Revolving Credit Loan), dated August 25, 2006, from Emergent BioDefense Operations Lansing Inc., formerly, BioPort Corporation to HSBC Realty Credit Corporation (USA)
10.43(1)†	Agreement, dated June 16, 2005, between the Free State of Bavaria and Emergent Product Development UK, formerly ViVacs GmbH
10.44 #	Amendment to Consulting Services Agreement, effective March 30, 2007, between the Registrant and The Hauer Group
10.45#	Fourth Amendement to Amended and Restated Loan Agreement, effective December 21, 2006, between Emergent BioDefense Operations Lansing Inc., formerly BioPort Corporation, and Fifth Third Bank
10.46#	Fifth Amendment to Amended and Restated Loan Agreement, effective February 15, 2007, between Emergent BioDefense Operations Lansing Inc., formerly BioPort Corporation, and Fifth Third Bank
21.1(1)	Subsidiaries of the Registrant
23.1##	Consent of Independent Registered Public Accounting Firm
31.1#	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)
31.2#	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)
31.3##	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)
31.4##	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)
32.1 #	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 #	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3 ##	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.4 ##	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
##	Filed herewith.
#	Filed with the annual report on Form 10-K originally filed with the Securities and Exchange Commission on March 27, 2007.
(1)	Incorporated by reference to the exhibits to the Registrant’s registration statement on Form S-1 (File No. 333-136622).
(2)	Incorporated by reference to the exhibits to the Registrant’s registration statement on Form S-8 (File No. 333-139190).
†	Confidential treatment granted by the Securities and Exchange Commission as to certain portions. Confidential materials omitted and filed separately with the Securities and Exchange Commission.
*	Management contract or compensatory plan or arrangement.