Form 10-Q
period 2007-03-31
Emergent BioSolutions Inc.
filed 2007-05-10
CIK 1367644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___ to____

Commission file number: 001-33137

EMERGENT BIOSOLUTIONS INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	14-1902018
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2273 Research Boulevard, Suite 400 Rockville, Maryland	20850
(Address of Principal Executive Offices)	(Zip Code)

(301) 795-1800

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X ] Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large Accelerated Filer	☐ Accelerated Filer	[ X ] Non-Accelerated Filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes [ X ] No

As of April 30, 2007, the registrant had 28,172,392 shares of common stock outstanding.

Emergent BioSolutions Inc.

Index to Form 10-Q

Page

Part I.	Financial Information	4

Item 1.	Financial Statements	4

Consolidated Balance Sheets	4
Consolidated Statements of Operations	5
Consolidated Statements of Cash Flows	6
Notes to Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial
Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About
Market Risk	24

Item 4.	Controls and Procedures	24

Part II.	Other Information	25

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	26

Item 2.	Unregistered Sales of Equity Securities
and Use of Proceeds	52

Item 3.	Defaults Upon Senior Securities	53

Item 4.	Submission of Matters to a Vote of
Security Holders	53

Item 5.	Other Information	53

Item 6.	Exhibits	53

Signatures	54

Exhibit Index	55

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q and the documents incorporated by reference herein contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended, that involve substantial risks and uncertainties. All statements, other than statements of historical fact, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management, are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

These forward-looking statements include, among other things, statements about:

•     our performance under existing sales contracts with the U.S. government for BioThrax (“BioThrax”) (Anthrax Vaccine Adsorbed), our FDA-approved anthrax vaccine, including the timing of deliveries under these contracts;

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

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this quarterly report, particularly in the “Risk Factors” section, that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

You should read this quarterly report, including the documents that we have incorporated by reference herein and filed as exhibits hereto, completely and with the understanding that our actual future results may be materially different from what we expect. We do not assume any obligation to update any forward-looking statements.

PART	I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Emergent BioSolutions Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31,	March 31,
	2006	2007
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$76,418	$67,645
Accounts receivable	43,331	3,935
Inventories	24,721	26,885
Income taxes receivable	869	3,255
Deferred tax assets	295	-
Prepaid expenses and other current assets	1,703	1,970
Total current assets	147,337	103,690

Property, plant and equipment, net	78,174	87,836
Deferred tax assets, net of current	11,477	11,074
Other assets	1,267	1,293

Total assets	$238,255	$203,893

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$27,366	$19,003
Accrued expenses and other current liabilities	3,253	2,907
Accrued compensation	7,190	4,723
Indebtedness under lines of credit	8,930	-
Long-term indebtedness, current portion	2,456	2,638
Notes payable to employees	17	-
Income taxes payable	13,703	-
Deferred tax liability	-	104
Deferred revenue, current portion	1,432	1,090
Total current liabilities	64,347	30,465

Long-term indebtedness, net of current portion	31,368	30,746
Deferred revenue, net of current portion	2,997	2,859
Other liabilities	1,071	1,802
Total liabilities	99,783	65,872

Commitments and contingencies	-	-

Stockholders’ equity:
Preferred Stock $0.001 par value; 15,000,000 shares authorized, 0 shares issued and outstanding at December 31, 2006 and March 31, 2007	-	-
Common Stock, $0.001 par value; 100,000,000 shares authorized, 27,596,249 and 28,038,348 shares issued and outstanding at December 31, 2006 and March 31, 2007, respectively	28	28
Additional paid-in capital	90,920	93,936
Accumulated other comprehensive loss	(473)	(643)
Retained earnings	47,997	44,700
Total stockholders’ equity	138,472	138,021
Total liabilities and stockholders’ equity	$238,255	$203,893

The accompanying notes are an integral part of these consolidated financial statements.

Emergent BioSolutions Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2006	2007
	(Unaudited)
Revenues:
Product sales	$12,196	$25,446
Contracts and grants	27	1,002
Total revenues	12,223	26,448

Operating expense:
Cost of product sales	2,861	5,516
Research and development	8,995	15,570
Selling, general and administrative	9,765	11,193
Loss from operations	(9,398)	(5,831)

Other income (expense):
Interest income	203	874
Interest expense	(170)	(26)
Other income (expense), net	7	177
Total other income (expense)	40	1,025

Loss before benefit from income taxes	(9,358)	(4,806)
Benefit from income taxes	(4,722)	(2,116)
Net loss	$(4,636)	$(2,690)

Earnings (loss) per share - basic	$(0.21)	$(0.10)
Earnings (loss) per share - diluted	$(0.21)	$(0.10)

Weighted-average number of shares - basic	22,348,893	27,864,328
Weighted-average number of shares - diluted	22,348,893	27,864,328

The accompanying notes are an integral part of these consolidated financial statements.

Emergent BioSolutions Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
	Three Months Ended
	March 31,
	2006	2007
	(Unaudited)
Cash flows from operating activities:
Net loss	$(4,636)	$(2,690)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation expense	96	529
Depreciation and amortization	968	1,198
Deferred income taxes	635	2,400
Loss on disposal of property and equipment	4	-
Changes in operating assets and liabilities:
Accounts receivable	59	39,396
Inventories	(4,661)	(2,163)
Income taxes	(6,615)	(17,686)
Prepaid expenses and other assets	(1,404)	(292)
Accounts payable	(2,294)	(2,735)
Accrued compensation	(472)	(2,467)
Accrued expenses and other liabilities	137	(223)
Deferred revenue	-	(481)
Net cash provided by (used in) operating activities	(18,183)	14,786
Cash flows from investing activities:
Purchases of property, plant and equipment	(2,853)	(16,490)
Net cash used in investing activities	(2,853)	(16,490)
Cash flows from financing activities:
Issuance of common stock subject to exercise of stock options	2	890
Redemption of Class B common stock	(200)	-
Principal payments on long term indebtedness, notes payable to employees, and lines of credits	(192)	(9,386)
Proceeds from excess tax benefits	-	1,597
Net cash used in financing activities	(390)	(6,899)

Effect of exchange rate changes on cash and cash equivalents	(94)	(170)

Net decrease in cash and cash equivalents	(21,520)	(8,773)
Cash and cash equivalents at beginning of period	36,294	76,418
Cash and cash equivalents at end of period	$14,774	$67,645

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$148	$644
Cash paid during the period for income taxes	$1,200	$12,500
Supplemental information on non-cash investing and financing activities:
Purchases of property, plant and equipment unpaid at period end	$11,140	$5,511

The accompanying notes are an integral part of these consolidated financial statements.

EMERGENT BIOSOLUTIONS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except per share data)

1.	Summary of significant accounting policies

Basis of presentation and consolidation

The accompanying unaudited consolidated financial statements include the accounts of Emergent BioSolutions Inc. (the “Company” or “Emergent”) and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

The unaudited consolidated financial statements included herein have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the Securities and Exchange Commission.

In the opinion of the Company’s management, any adjustments contained in the accompanying unaudited consolidated financial statements are of a normal recurring nature, necessary to present fairly the financial position as of March 31, 2007, results of operations for the three month periods ended March 31, 2006 and 2007, and cash flows for the three month periods ended March 31, 2006 and 2007. Interim results are not necessarily indicative of results for the entire year.

Significant customers and accounts receivable

The Company’s primary customers are the U.S. Department of Defense (the “DoD”) and the U.S. Department of Health and Human Services (“HHS”). For the three months ended March 31, 2006 and 2007, sales of BioThrax to the DoD and HHS comprised 95% and 96% of total revenues, respectively. As of March 31, 2007, 98% of the Company’s receivable balance was comprised of amounts due from these customers. Unbilled accounts receivable, included in accounts receivable, totaling $1,690 and $172 as of March 31, 2006 and 2007, respectively, relate to various service contracts for which product has been delivered or work has been performed, though invoicing has not yet occurred. Accounts receivable are stated at invoice amounts and consist primarily of amounts due from the DoD and HHS as well as amounts due under reimbursement contracts with other government entities and non-government and philanthropic organizations.

Capitalized interest

The Company capitalizes interest expense based on the cost of major ongoing capital projects which have not yet been placed in service. For the three months ended March 31, 2006 and 2007, the Company capitalized $0 and $677 of interest, respectively.

Earnings per share

Basic net income per share of common stock excludes dilution for potential common stock issuances and is computed by dividing net income by the weighted average number of shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the three months ended March 31, 2006 and 2007, diluted net loss per share is equal to basic net loss per share, as the inclusion of outstanding stock options would be anti-dilutive.

Accounting for stock-based compensation

As of March 31, 2007, the Company has two stock-based employee compensation plans, the Emergent BioSolutions Inc. 2006 Stock Incentive Plan (the “2006 Plan”) and the Emergent BioSolutions Employee Stock Option Plan (the “2004 Plan”) (together, the “Emergent Plans”), described more fully in Note 4 — Stockholders’ Equity.

The Company accounts for equity instruments issued to non-employees in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation(“SFAS No. 123”) and Emerging Issues Task Force (“EITF”) Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services, (“EITF No. 96-18”).

Effective January 1, 2006, the Company adopted the fair value provisions of SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), using the modified prospective method. Under the fair value recognition provisions of SFAS No. 123(R), the Company recognizes stock-based compensation net of an estimated forfeiture rate. Under the modified prospective method, compensation cost recognized in 2006 and 2007 includes: (1) compensation cost for all share-based payments granted prior to but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (2) compensation cost for all share-based payments granted and vested subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).

Based on options granted to employees as of March 31, 2007, total compensation expense not yet recognized related to unvested options is approximately $3,135, after tax. The Company expects to recognize that expense over a weighted average period of 3.0 years.

The Company has utilized the Black-Scholes valuation model for estimating the fair value of all stock options granted. The fair value of each option is estimated on the date of grant. Set forth below are the weighted-average assumptions used in valuing the stock options granted and a discussion of the Company’s methodology for developing each of the assumptions used (no options were granted during the three months ended March 31, 2006):

Three Months ended
March 31, 2007
Expected dividend yield	0%
Expected volatility	50%
Risk-free interest rate	4.5%-4.8%
Expected average life of options	2.9 years

•	Expected dividend yield — The Company does not pay regular dividends on its common stock and does not anticipate paying any dividends in the foreseeable future;
•

Expected volatility — Volatility is a measure of the amount by which a financial variable, such as share price, has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. The Company analyzed the expected volatility used by similar companies at a similar stage of development to estimate expected volatility. The volatility used by these similar companies ranged from 33% to 79%, with an average estimated volatility of 53%;

•	Risk-free interest rate — This is the range of U.S. Treasury rates with a term that most closely resembles the expected life of the option as of the date the option was granted; and
•

Expected average life of options — This is the period of time that the options granted are expected to remain outstanding. This estimate is based primarily on the employee position profile of option holders and the trading lock out periods that result from employee access to stock price sensitive information.

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

Comprehensive income (loss)

SFAS No. 130, Reporting Comprehensive Income (“SFAS No. 130”), requires the presentation of the comprehensive income (loss) and its components as part of the financial statements. Comprehensive income (loss) is comprised of net income and other changes in equity that are excluded from net income. The Company includes gains and losses on inter-company transactions with foreign subsidiaries that are considered to be long-term investments and translation gains and losses incurred when converting its subsidiaries’ financial statements from their functional currency to the U.S. dollar in accumulated other comprehensive income (loss). Comprehensive loss for the three months ended March 31, 2006 and 2007 was $4,730 and $2,860, respectively.

Reclassifications

Certain prior period balances have been reclassified to conform to current period presentation.

Recent accounting pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The provisions of SFAS No. 159 are effective for fiscal years beginning after November 15, 2007. The Company has not yet determined the impact of adoption of this statement on its financial statements.

2. Inventories

Inventories consist of the following:

	December 31,	March 31,
	2006	2007
Raw materials and supplies	$2,133	$2,222
Work-in-process	22,239	22,758
Finished goods	349	1,905
Total inventories	$24,721	$26,885

3. Property, plant and equipment

Property, plant and equipment consist of the following:

	December 31,	March 31,
	2006	2007
Land and improvements	$5,173	$5,173
Buildings and leasehold improvements	25,074	25,081
Furniture and equipment	15,401	15,464
Software	4,499	4,554
Construction-in-progress	41,563	52,145
	91,710	102,417
Less: Accumulated depreciation and amortization	(13,536)	(14,581)
Total property, plant and equipment, net	$78,174	$87,836

4. Stockholders’ equity

Preferred stock

The Company is authorized to issue up to 15,000,000 shares of preferred stock, $0.001 par value per share (“Preferred Stock”). Any Preferred Stock issued may have dividend rates, voting rights, conversion privileges, redemption characteristics, and sinking fund requirements as approved by the Company’s board of directors. As of March 31, 2007, no Preferred Stock has been issued.

Common stock

The Company currently has one class of common stock, $0.001 par value per share (“Common Stock”), authorized and outstanding. The Company is authorized to issue up to 100,000,000 shares of the Common Stock. Holders of Common Stock are entitled to one vote for each share of Common Stock held on all matters as may be provided by law.

On September 20, 2006, the Company’s board of directors recommended to the stockholders of the Company an amendment of the Company’s amended and restated certificate of incorporation, which the stockholders approved on October 27, 2006, that, among other things, reclassified the Company’s previously outstanding class A common stock, $0.01 par value per share, as Common Stock, increased the number of authorized shares of Common Stock to 100,000,000 shares and adjusted the par value of the Preferred Stock from $0.01 par value per share to $0.001 par value per share. The amendment became effective on October 27, 2006. On September 20, 2006, the Company’s board of directors also authorized the pricing committee of the board of directors to effect a stock split of the Common Stock, in the form of a dividend of shares of Common Stock, and the Company’s previously outstanding class B common stock, $0.01 par value per share (“Class B Common Stock”), in the form of a dividend of shares of Class B Common Stock. The pricing committee subsequently declared a 2.8771-for-one stock split of the Common Stock and the Class B Common Stock effective as of October 27, 2006.

Each share of Class B Common Stock automatically converted into one share of Common Stock immediately prior to the closing of the Company’s initial public offering on November 20, 2006. The par values, the number of authorized shares and all share and per share amounts in the consolidated financial statements have been retroactively adjusted to give effect to the filing of the certificate of amendment of the Company’s amended and restated certificate of incorporation, the stock split and the conversion of the Class B Common Stock into Common Stock.

Stock options

As of March 31, 2007, the Company has two stock-based employee compensation plans, the 2006 Plan and the 2004 Plan, under which the Company has granted options to purchase shares of Common Stock. The Emergent Plans have both incentive and non-qualified stock option features.

The Company established the 2006 Plan in connection with its initial public offering in November 2006. Under the 2006 Plan, the Company may grant options for a total of 503,500 shares of Common Stock, plus 585,961 shares of Common Stock reserved for issuance under the 2004 Plan that remained available for grant immediately prior to the initial public offering on November 14, 2006. Accordingly, the 2006 Plan initially authorized the issuance of up to 1,089,461 shares. In addition, the 2006 Plan contains an “evergreen provision” that allows for increases in the number of shares available for issuance under the 2006 Plan in the first and third quarter of each year from 2007 through 2009. The maximum number of options that may be granted per year under the 2006 Plan to a single participant is 287,700. The exercise price of each incentive option must be not less than 100% of the fair market value of the shares on the date of grant. Options granted under the 2006 Plan have a vesting period of no more than 5 years and contractual life of no more than 10 years. In conjunction with the establishment of the 2006 Plan, as noted above, the shares reserved for issuance under the 2004 Plan that remained available for grant became available for grant under the 2006 Plan.

Each option granted under the Emergent Plans becomes exercisable as specified in the relevant option agreement, and no option can be exercised after ten years from the date of grant. The following is a summary of stock option plan activity:

	2004 Plan		2006 Plan
	Number of Shares	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2006	2,933,225	$2.53	1,030,500	$10.13
Granted	-	-	78,200	14.52
Exercised	(442,099)	2.02	-	-
Forfeited	(287)	2.74	-	-
Outstanding at March 31, 2007	2,490,839	$2.62	1,108,700	$10.44	$30,204,987
Exercisable at March 31, 2007	1,990,708	$1.43	-	$-	$23,868,589

The weighted average remaining contractual term of options outstanding as of December 31, 2006 and March 31, 2007 was 3.18 and 3.33 years, respectively. The weighted average remaining contractual term of options exercisable as of December 31, 2006 and March 31, 2007 was 1.06 and 0.98 years, respectively.

The weighted average grant date fair value of options granted during the three months ended March 31, 2007 was $5.46. The total intrinsic value of options exercised during the three months ended March 31, 2007 was $5,676. The total fair value of shares vested during the three months ended March 31, 2007 was $109.

Share-based compensation expense consists of the following:

	Three Months Ended
	March 31,
	2006	2007
Cost of sales	$-	$16
Research and development	-	85
General and administrative	96	428
Total share-based compensation expense	$96	$529

A summary of the status of the Company’s non-vested stock options at March 31, 2007 is presented below:

	2004 Plan		2006 Plan
	Number of Shares	Weighted-Average Price	Number of Shares	Weighted-Average Price
Non-vested at December 31, 2006	537,532	$7.45	1,030,500	$10.13
Granted	-	-	78,200	14.52
Exercised	-	-	-	-
Vested	(37,401)	8.41	-	-
Forfeited	-	-	-	-
Non-vested at March 31, 2007	500,131	$7.38	1,108,700	$10.44

During the three months ended March 31, 2007, the Company received a tax benefit from stock options exercised of approximately $1,522.

5. Income taxes

Significant components of the provision for income taxes attributable to operations consist of the following:

	Three months ended
	March 31,
	2006	2007
Current
Federal	$(5,155)	$(2,952)
State	100	34
Total current	(5,055)	(2,918)
Deferred
Federal	301	775
State	32	27
Total deferred	333	802
Total provision for income taxes	$(4,722)	$(2,116)

The estimated effective annual tax rate for the three months ended March 31, 2006 and 2007 was 50% and 44%, respectively. The estimated effective tax rate differs from statutory rates due primarily to the impact of foreign and state net operating losses and permanent differences, including incentive stock options.

In June 2006, the FASB issued FASB Interpretation 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company recognize in its financial statements, the impact of a tax position, if that position is more likely than not to be sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure.

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized, as a cumulative effect of change in accounting principle, a $607 increase in tax-related liabilities for unrecognized tax benefits and a $607 reduction to beginning retained earnings. The Company recognizes interest in interest expense and recognizes potential penalties related to unrecognized tax benefits in selling, general and administrative expense. The Company accrued approximately $154 for the payment of interest and penalties as of March 31, 2007. As of January 1, 2007, the Company recorded approximately $607 for unrecognized tax benefits, including accrued interest and penalties, related to prior years. During the three months ended March 31, 2007, the Company accrued $19 of interest expense related to unrecognized tax benefits of prior years. Substantially all of these reserves would impact the effective tax rate if released into income. Of the total unrecognized tax benefits recorded at March 31, 2007, $58 is classified as a current liability and $568 is classified as a non-current liability on the balance sheet. As of March 31, 2007, $415 of unrecognized tax benefits will reverse within the next twelve months.

The Company’s federal and state income tax returns for the tax years 2003, 2004, 2005 and 2006 remain open to examination. The Company’s tax returns in the United Kingdom remain open to examination for the tax years 2001, 2002, 2003, 2004, 2005 and 2006, and tax returns in Germany remain open indefinitely. The Company is the subject of an ongoing federal income tax audit for the tax years ended December 31, 2004 and 2005. The financial statement impact of the audit has been estimated at approximately $862, including $102 of interest. This amount has been accrued as of March 31, 2007.

6. Litigation

From time to time, the Company is involved in product liability claims and other litigation considered normal in the nature of its business. The Company does not believe that any such proceedings would have a material, adverse effect on the results of its operations. For claims filed against the Company for use of BioThrax by the DoD, the Company expects to rely on contractual indemnification provisions with the DoD and statutory protections to limit its potential liability resulting from the pending lawsuits.

7. Segment information

The Company operates in two business segments: biodefense and commercial. In the biodefense business, the Company develops, manufactures and commercializes immunobiotics, consisiting of vaccines and therapeutics, for use against biological agents that are potential weapons of bioterrorism and biowarfare. Revenues in this segment relate to the Company’s FDA-approved product, BioThrax. In the commercial business, the Company develops immunobiotics for use against infectious diseases that have resulted in significant unmet or underserved public health needs. Revenues in this segment consist predominantly of milestone payments and development and grant revenues received under collaboration and grant arrangements. The “All Other” segment relates to the general operating costs of the business and includes costs of the centralized services departments which are not allocated to the other segments. The assets in this segment consist primarily of cash and fixed assets.

	Reportable Segments
	Biodefense	Commercial	All Other	Total
Three Months Ended March 31, 2006
External revenues	$12,196	$27	$-	$12,223
Inter-segment revenues (expense)	-	-	-	-
Research and development	4,736	4,085	174	8,995
Interest income	-	-	203	203
Interest expense	-	-	(170)	(170)
Depreciation and amortization	763	174	31	968
Net income (loss)	138	(4,523)	(251)	(4,636)
Assets	48,667	10,067	31,839	90,573
Expenditures for long-lived assets	2,178	462	213	2,853
Three Months Ended March 31, 2007
External revenues	$25,446	$1,002	$-	$26,448
Inter-segment revenues	-	-	-	-
Research and development	10,091	4,986	493	15,570
Interest income	-	-	874	874
Interest expense	-	-	(26)	(26)
Depreciation and amortization	867	227	104	1,198
Net income (loss)	4,575	(5,697)	(1,568)	(2,690)
Assets	102,196	14,745	86,952	203,893
Expenditures for long-lived assets	15,170	445	875	16,490

The accounting policies of the segments are the same as those described in Note 1 — Summary of significant accounting policies. There are no inter-segment transactions.

8.	Subsequent event

On May 3, 2007, HHS issued a request for proposal (“RFP”) for the procurement of 10.4 million doses of BioThrax during a base contract period from July 2007 through September 2010, with the option for HHS to acquire up to an additional 8.35 million doses of BioThrax during the same period. On May 7, 2007, the DoD issued an RFP for the manufacture, storage and delivery of BioThrax during a base contract period from October 2007 through September 2008, with three one-year option periods through September 2011. The RFP seeks a minimum of 1.0 million doses and a maximum of 3.6 million doses of BioThrax during the base year with options to purchase a minimum of 1.0 million doses and a maximum of 3.6 million doses in each of the three option periods. The RFP also seeks up to an additional 70,000 doses of BioThrax in the base year and in each of the three option years for foreign military sales.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes and other financial information included elsewhere in this quarterly report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this quarterly report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should review the “Special Note Regarding Forward-Looking Statements” and the “Risk Factors” section of this quarterly report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are a biopharmaceutical company focused on the development, manufacture and commercialization of immunobiotics. We operate in two business segments: biodefense and commercial. We commenced operations as BioPort Corporation, or BioPort, in September 1998 through an acquisition from the Michigan Biologic Products Institute of rights to our marketed product, BioThrax, vaccine manufacturing facilities at a multi-building campus on approximately 12.5 acres in Lansing, Michigan and vaccine development and production know-how. Following this acquisition, we completed renovations at the Lansing facilities that had been initiated by the State of Michigan. In December 2001, the FDA approved a supplement to our manufacturing facility license for the manufacture of BioThrax at the renovated facilities.

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

As a result of the reorganization, BioPort became a wholly owned subsidiary of Emergent. We subsequently renamed BioPort as Emergent BioDefense Operations Lansing Inc. We acquired our portfolio of commercial vaccine candidates through our acquisition of Microscience Limited, or Microscience, in a share exchange in June 2005 and our acquisitions for cash of substantially all of the assets of Antex Biologics, Inc., or Antex, in May 2003 and ViVacs GmbH, or ViVacs, in July 2006. We subsequently renamed Microscience as Emergent Product Development UK Limited, Antex as Emergent Product Development Gaithersburg Inc. and ViVacs as Emergent Product Development Germany GmbH. We expect to continue to seek to obtain marketed products and development stage product candidates through acquisitions and licensing arrangements with third parties.

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

Biodefense

In our biodefense business, we develop, manufacture and commercialize immunobiotics for use against biological agents that are potential weapons of bioterrorism or biowarfare. Our marketed product, BioThrax, is the only vaccine approved by the U.S. Food and Drug Administration, or FDA, for the prevention of anthrax infection. The U.S. Department of Defense, or the DoD, and the U.S. Department of Health and Human Services, or HHS, have been the principal customers for BioThrax. In addition, we have supplied small amounts of BioThrax directly to several foreign governments.

Since 1998, we have been a party to two supply agreements for BioThrax with the DoD. Pursuant to these contracts, we have supplied over nine million doses of BioThrax through March 2007 for immunization of military personnel. Our most recent contract with the DoD, which was amended in October 2006, provided for the supply of a minimum of approximately 1.5 million doses of BioThrax to the DoD through September 2007. We delivered to the DoD approximately 630,000 of these doses through March 2007, and we expect to deliver the balance by September 2007. The DoD’s right to order additional doses of BioThrax under this contract expired in February 2007.

On May 7, 2007, the DoD issued an RFP for the manufacture, storage and delivery of BioThrax during a base contract period from October 2007 through September 2008, with three one-year option periods through September 2011. The RFP seeks a minimum of 1.0 million doses and a maximum of 3.6 million doses of BioThrax during the base year with options to purchase a minimum of 1.0 million doses and a maximum of 3.6 million doses in each of the three option periods. The RFP also seeks up to an additional 70,000 doses of BioThrax in the base year and in each of the three option years for foreign military sales.

Since May 2005, we have supplied 10.0 million doses of BioThrax to HHS for inclusion in the strategic national stockpile, or SNS, under a base contract for 5.0 million doses for a fixed price of $123.0 million and a modification for an additional 5.0 million doses for a fixed price of $120.0 million. We completed delivery of the first 5.0 million doses by February 2006, seven months earlier than required. We delivered approximately 4 million doses under the contract modification in 2006 and the balance in February 2007, more than two months earlier than required. On May 3, 2007, HHS issued an RFP for the procurement of another 10.4 million doses of BioThrax during a base contract period from July 2007 through September 2010, with the option for HHS to acquire up to an additional 8.35 million doses of BioThrax during the same period.

We have derived and expect for the foreseeable future to continue to derive substantially all of our revenues from sales of BioThrax. Our total revenues from BioThrax sales were $127.3 million in 2005, $148.0 million in 2006 and $25.4 million for the three months ended March 31, 2007. We are focused on increasing sales of BioThrax to U.S. government customers, expanding the market for BioThrax to other customers and pursuing label expansions and improvements for BioThrax.

In addition to BioThrax, our biodefense product portfolio includes three biodefense product candidates in preclinical development. We are independently developing an anthrax immune globulin candidate, in part with funding from the National Institute of Allergy and Infectious Diseases, or the NIAID. We are collaborating with the U.K. Health Protection Agency, or HPA, in the development of a recombinant bivalent botulinum vaccine candidate and a new botulinum toxoid vaccine that we plan to use as the basis for a botulinum immune globulin candidate. We are actively pursuing additional government sponsored development grants and working with various government agencies to encourage them to conduct studies relating to BioThrax and our other biodefense product candidates.

Commercial

In our commercial business, we develop a range of immunobiotic product candidates that are designed to address significant unmet or underserved public health needs caused by infectious diseases. Our commercial product portfolio includes a typhoid vaccine candidate and a hepatitis B therapeutic vaccine candidate, both of which are in Phase II clinical development, a group B streptococcus vaccine candidate in Phase I clinical development and a chlamydia vaccine candidate and a meningitis B vaccine candidate, both of which are in preclinical development. In May 2006, we entered into a license and co-development agreement with Sanofi Pasteur under which we granted Sanofi Pasteur an exclusive, worldwide license under our proprietary technology to develop and commercialize our meningitis B vaccine candidate.

We plan to encourage government entities and non-government and philanthropic organizations to provide development funding for, or to conduct clinical studies of, one or more of our commercial product candidates. For example, the Wellcome Trust provided funding for the Phase I clinical trial of our typhoid vaccine candidate in Vietnam and is providing funding for the Phase II clinical trial of this vaccine candidate in Vietnam. In addition, the NIAID agreed to sponsor the Phase I clinical development of our group B streptococcus vaccine candidate.

Manufacturing Infrastructure

To augment our existing manufacturing capabilities, we are constructing a new 50,000 square foot manufacturing facility on our Lansing, Michigan campus. We expect the construction of the facility to cost approximately $75 million, including approximately $55 million for the building and associated capital equipment, with the balance related to validation and qualification activities required for regulatory approval and initiation of manufacturing. We incurred costs of approximately $46 million for these purposes through March 2007.

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

We also own two buildings in Frederick, Maryland that are available to support our future manufacturing requirements. We incurred costs of approximately $1.5 million related to initial engineering design and preliminary utility build out of these facilities through March 2007. Because we are in the preliminary planning stages of our Frederick build out, we cannot reasonably estimate the timing and costs that will be necessary to complete this project. If we proceed with this project, we expect the costs to be substantial and to likely require external sources of funds to finance the project. We may elect to lease all or a substantial portion of one of these facilities to third parties.

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

We cannot sell BioThrax to our customers without written FDA approval for each lot that we manufacture. As part of the FDA review process, we submit a detailed lot protocol for each BioThrax lot that we produce for sale. We also are required to submit product samples to the FDA for testing. Although we generally submit lot protocols and product samples promptly following the satisfactory completion of internal testing, we are permitted to submit product samples in advance of the lot protocols. The length of the FDA review process is approximately four to six weeks. However, individual lots may be released sooner or later depending on factors such as reviewer questions, license supplement approval, reviewer availability and whether our internal testing of product samples is completed before or concurrently with FDA testing. During the period covered by our financial statements included in this quarterly report, the FDA has not denied the sale of any BioThrax lots that we have submitted for approval.

We have generated BioThrax sales revenues under U.S. government contracts with the DoD and HHS. Under the DoD contract, we invoice the DoD for progress payments upon reaching contractually specified stages in the manufacture of BioThrax. We record as deferred revenue the full amount of each progress payment invoice that we submit to the DoD. Title to the product passes to the DoD upon submission of the first invoice. The earnings process is complete upon FDA release of the product for sale and distribution.

Following FDA release of the product, we segregate the product for later shipment and recognize as period revenue all deferred revenue related to the released product in accordance with the “bill and hold” sale requirements under SAB 104. At that time, we also invoice the DoD for the final progress payment and recognize the amount of that invoice as period revenue.

Our contract with HHS does not provide for progress payments. We invoice HHS and recognize the related revenues upon delivery of the product to the government carrier, at which time title to the product passes to HHS. We do not record allowances for sales returns, rebates or special promotional programs for sales of BioThrax or provisions for sales made in prior periods.

Under the collaboration agreement that we entered into with Sanofi Pasteur in May 2006 for our meningitis B vaccine candidate, we received an upfront license fee and are entitled to additional payments for development work under the collaboration and upon achieving contractually defined development and commercialization milestones. We evaluate the various components of a collaboration in accordance with Emerging Issues Task Force, or EITF, Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, or EITF No. 00-21, which addresses whether, for revenue recognition purposes, there is one or several elements in an arrangement. We concluded that under EITF No. 00- 21, the upfront license fee, the development work and the milestone payments under our agreement with Sanofi Pasteur should be accounted for as a single unit of accounting.

We recognize amounts received under this agreement over the estimated development period as we perform services. We recorded the amount of the upfront license fee as deferred revenue. We are recognizing this revenue over the estimated development period under the contract, currently estimated at seven years, as adjusted from time to time for any delays or acceleration in the development of the product candidate. Under the collaboration agreement, we are entitled to payments up to specified levels for development work we perform for Sanofi Pasteur. We invoice Sanofi Pasteur in advance of each quarter for the estimated work to occur in the upcoming quarter. We record the invoice amount as deferred revenue. As services are completed, we recognize the amount of the related deferred revenue as period revenues. Under the collaboration agreement, we also will be entitled to royalty payments on any future net sales of this product candidate.

From time to time, we are awarded reimbursement contracts for services and development grant contracts with government entities and non-government and philanthropic organizations. Under these contracts, we typically are reimbursed for our costs in connection with specific development activities and may also be entitled to additional fees. We record the reimbursement of our costs and any associated fees as contract and grant revenues and the associated costs as research and development expense. We issue invoices under these contracts after we incur the reimbursable costs. We recognize revenue upon invoicing the sponsoring organization.

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

Income Taxes

We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, or SFAS No. 109. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are determined based on the differences between the financial reporting and the tax bases of assets and liabilities and are measured using the tax rates and laws that are expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A net deferred tax asset or liability is reported in the balance sheet. Our deferred tax assets include the unamortized portion of in-process research and development expenses, the anticipated future benefit of the net operating losses that we have incurred and other timing differences between the financial reporting basis of assets and liabilities. We have historically incurred net operating losses for income tax purposes in some states and in some foreign jurisdictions, primarily the United Kingdom. The amount of the deferred tax assets on our balance sheet reflects our expectations regarding our ability to use our net operating losses to offset future taxable income. The applicable tax rules in particular jurisdictions limit our ability to use net operating losses as a result of ownership changes. In particular, we believe that these rules will significantly limit our ability to use net operating losses generated by Microscience and Antex prior to our acquisition of Microscience in June 2005 and our acquisition of substantially all of the assets of Antex in May 2003.

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

We account for uncertainty in income taxes in accordance with Financial Accounting Standards Board, or FASB, Interpretation 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, Accounting for Income Taxes, or FIN 48. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under FIN 48, the Company recognizes in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure.

Stock-based Compensation

We adopted Statement of Financial Accounting Standards No. 123, or SFAS No. 123, Share-Based Payment, or SFAS No. 123(R), on January 1, 2006 using the modified prospective method. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their estimated fair values. Pro forma disclosure is no longer an alternative.

We value our share-based payment transactions using the Black-Scholes valuation model. Under the modified prospective method, we recognize compensation cost in our financial statements for all awards granted after January 1, 2006 and for all awards outstanding as of January 1, 2006 for which the requisite service had not been rendered as of the date of adoption. Prior period operating results have not been restated. We measure the amount of compensation cost based on the fair value of the underlying common stock on the date of grant. We recognize compensation cost over the period that an employee provides service in exchange for the award.

As a result of our adoption of SFAS No. 123(R) effective January 1, 2006, we recorded stock-based compensation expense of $96,000 and $94,000 in the three months ended March 31, 2006 and 2007, respectively, related to stock options that were outstanding and had not completely vested as of January 1, 2006. During 2006 and the first quarter of 2007, we granted a total of 1,367,633 stock options. We recorded additional stock-based compensation expense of $435,000 related to these options in the three months ended March 31, 2007.

The effect of adopting SFAS No. 123(R) on net loss and net loss per share is not necessarily representative of the effects in future years due to, among other things, the vesting period of the stock options and the fair value of additional stock option grants in future years. Based on options granted to employees as of March 31, 2007, total compensation expense not yet recognized related to unvested options is approximately $3.1 million, after tax. We expect to recognize that expense over a weighted average period of 3.0 years. Based on options granted to employees as of March 31, 2007, we expect to recognize amortization of stock-based compensation, after tax, of approximately $1.1 million during the remainder of 2007, $1.1 million in 2008, $0.9 million in 2009, and $3,000 in 2010.

Financial Operations Overview

Revenues

We have generated substantially all of our revenues from sales of BioThrax. We delivered approximately 1.1 million total doses of BioThrax during the first quarter of 2007, representing 96% of our total revenues for the quarter. The DoD and HHS have been the principal customers for BioThrax. We also have had limited sales of BioThrax to foreign governments and private industry. In addition, we periodically realize revenues from grants from government entities and non-government and philanthropic organizations and from licensing fees, milestone payments and development reimbursement payments. These items accounted for 4% of our total revenues during the three months ended March 31, 2007. If our ongoing development efforts are successful, we would expect to generate revenues from sales of additional products and milestone payments, development payments and royalties on sales of products that we license to third parties.

In January 2004, we entered into a contract with the DoD for the delivery of a minimum number of doses of BioThrax over one base contract year plus two option periods for a minimum fixed price of approximately $91 million. Under the original terms of this contract, we were required to deliver a minimum of approximately 3.8 million total doses through September 2006. We delivered approximately 4.9 million total doses under this contract from 2004 through September 30, 2006 pursuant to the DoD purchase orders. Our most recent contract with the DoD was amended to provide for the supply of a minimum of approximately 1.5 million additional doses of BioThrax to the DoD through September 2007. We delivered to the DoD approximately 630,000 of those doses through March 2007, and we expect to deliver the balance by September 2007. We have invoiced the DoD, as contemplated under this contract, for progress payments as doses of BioThrax are manufactured for sale to the DoD. In accordance with our revenue recognition policy, we record deferred revenue for invoiced amounts until the FDA releases the product for sale and delivery. As of December 31, 2006 and March 31, 2007, we had no deferred revenue for the DoD sales. On May 7, 2007, the DoD issued an RFP for the manufacture, storage and delivery of BioThrax during a base contract period from October 2007 through September 2008, with three one-year option periods through September 2011. The RFP seeks a minimum of 1.0 million doses and a maximum of 3.6 million doses of BioThrax during the base year with options to purchase a minimum of 1.0 million doses and a maximum of 3.6 million doses in each of the three option periods. The RFP also seeks up to an additional 70,000 doses of BioThrax in the base year and in each of the three option years for foreign military sales.

In May 2005, we entered into an agreement to supply 5.0 million doses of BioThrax to HHS for the SNS for a fixed price of $123 million. We completed delivery of all 5.0 million doses by February 2006, seven months earlier than required. In May 2006, we entered into a contract modification with HHS for the delivery of an additional 5.0 million doses of BioThrax for the SNS by May 2007 for a fixed price of $120 million. We delivered approximately 4.0 million of these doses in December 2006 and the balance in February 2007, more than two months earlier than required. On May 3, 2007, HHS issued an RFP for the procurement of 10.4 million doses of BioThrax during a base contract period from July 2007 through September 2010, with the option for HHS to acquire up to an additional 8.35 million doses of BioThrax during the same period.

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

Our revenue, operating results and profitability have varied, and we expect that they will continue to vary, on a quarterly basis, primarily because of the timing of our fulfilling orders for BioThrax. We expect contracts and grant revenues to increase in 2007 compared to 2006 as we receive reimbursement for development expenses under our meningitis B collaboration with Sanofi Pasteur, funding from the Wellcome Trust for costs associated with our completed Phase I clinical trial and initiated Phase II clinical trial of our typhoid vaccine candidate in Vietnam and funding from the NIAID for costs associated with our animal efficacy studies for our anthrax immune globulin candidate.

Cost of Product Sales

The primary expense that we incur to deliver BioThrax to our customers is manufacturing costs, which are primarily fixed costs. These fixed manufacturing costs consist of attributable facilities, utilities and salaries and personnel-related expenses for indirect manufacturing support staff. Variable manufacturing costs for BioThrax consist primarily of costs for materials, direct labor and contract filling operations. We expect our manufacturing costs to remain relatively stable during 2007.

We determine the cost of product sales for doses sold for a period based on the average manufacturing cost per dose for the period in which the doses sold were produced. We calculate the average manufacturing cost per dose by dividing the actual costs of manufacturing in the applicable period by the number of units produced in that period. In addition to the fixed and variable manufacturing costs described above, the average manufacturing cost per dose depends on the efficiency of the manufacturing process, utilization of available manufacturing capacity and the production yield for any period.

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

The successful development of our product candidates is highly uncertain. We believe that significant investment in product development is a competitive necessity and plan to continue these investments in order to be in a position to realize the potential of our product candidates. We cannot reasonably estimate or know the nature, timing and projected costs of the efforts that will be necessary to complete the remainder of the development for our product candidates, or the period, if any, in which material net cash inflows may commence from any of our product candidates. This is due to the numerous risks and uncertainties associated with developing biological products, including the uncertainty of:

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

We expect that the magnitude of any increase in our research and development spending will be dependent upon such factors as the results from our ongoing preclinical studies and clinical trials, the size, structure and duration of any follow on clinical program that we may initiate, cost associated with manufacturing our product candidates on a large scale basis for later stage clinical trials, our ability to use data generated by government agencies, such as the ongoing studies by the Centers for Disease Control and Prevention, or the CDC, with BioThrax, and our ability to rely upon and utilize clinical and non-clinical data, such as the data generated by the CDC from use of the pentavalent botulinum toxoid vaccine previously manufactured by the State of Michigan. Furthermore, if the FDA or other regulatory authority were to require us to conduct clinical trials beyond those which we currently anticipate will be required for the completion of clinical development of a product candidate or if we experience significant delays in enrollment in any of our clinical trials, we could be required to expend significant additional financial resources and time on the completion of clinical development.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of salaries and other related costs for personnel serving the executive, sales and marketing, business development, finance, accounting, information technology, legal and human resource functions. Other costs include facility costs not otherwise included in cost of product sales or research and development expense and professional fees for legal and accounting services. Our general and administrative expenses increased due to the addition of personnel to support the increased scale of our operations and to meet the reporting obligations applicable to public companies. We currently market and sell BioThrax directly to the DoD and HHS with a small, targeted marketing and sales group. As we seek to broaden the market for BioThrax and if we receive marketing approval for additional products, we expect that we will increase our spending for marketing and sales activities.

Total Other Income (Expense)

Total other income (expense) consists principally of interest income and interest expense. We earn interest on our cash, cash equivalents and short-term investments, and we incur interest expense on our indebtedness. We capitalize interest expense based on the cost of major ongoing projects which have not yet been placed in service, such as our new manufacturing facility. Our interest income may increase in future periods as a result of the investment of the net proceeds from our initial public offering. Our total interest cost will increase in future periods as compared to prior periods as a result of the mortgage loan that we entered into in April 2006 and the term loan that we entered into in August 2006, as well as any borrowings under our revolving lines of credit. In addition, some of our existing debt arrangements provide for increasing amortization of principal payments in future periods.

Results of Operations

Quarter Ended March 31, 2007 Compared to Quarter Ended March 31, 2006

Revenues

Product sales revenues in our biodefense segment increased by $13.3 million to $25.4 million for the three months ended March 31, 2007 from $12.2 million for the three months ended March 31, 2006. This increase in product sales revenues was primarily due to a 125% increase in the number of doses of BioThrax delivered, partially offset by a 7% decrease in average sales price per dose. Product sales revenues for the three months ended March 31, 2007 consisted of BioThrax sales to HHS of $21.7 million and sales to the DoD of $3.7 million. Product sales revenues for the three months ended March 31, 2006 consisted of BioThrax sales to HHS of $11.6 million and aggregate international and other sales of $630,000.

Contracts and grant revenues in our commercial segment increased by $975,000 to $1.0 million for the three months ended March 31, 2007 from $27,000 for the three months ended March 31, 2006. Contracts and grant revenues for the three months ended March 31, 2007 consisted of $1.0 million in amortization of the upfront payment received in 2006 and development program revenue from the Sanofi Pasteur collaboration.

Cost of Product Sales

Cost of product sales increased by $2.7 million, or 93%, to $5.5 million for the three months ended March 31, 2007 from $2.9 million for the three months ended March 31, 2006. This increase was attributable to a 125% increase in the number of doses sold, partially offset by improved utilization of our manufacturing capacity for BioThrax. The increase in the number of doses delivered resulted in an increase in costs of approximately $3.1 million. Manufacturing efficiencies resulted in a cost savings of approximately $400,000.

Research and Development Expense

Research and development expenses increased by $6.6 million to $15.6 million for the three months ended March 31, 2007 from $9.0 million for the three months ended March 31, 2006. This increase reflects increased expenses of $5.4 million in the biodefense segment, $900,000 in the commercial segment, and approximately $300,000 in other research and development expense.

The increase in biodefense spending, detailed in the table below, was attributable to increased efforts on all our biodefense programs as we completed various studies and began subsequent studies and trials. This increase primarily reflects additional personnel and contract service costs. The increase in spending for BioThrax enhancements is related to preparing for animal efficacy studies to support applications for marketing approval of these enhancements, which we expect to submit to the FDA in late 2008 or early 2009. The increase in spending for our immune globulin candidate development related primarily to costs associated with our plasma collection program for our anthrax immune globulin. The increase in spending for the recombinant botulinum vaccine program, which is in preclinical development, resulted from advancing this program to the process development stage and the manufacture of clinical trial material. The increase in spending for the next generation anthrax vaccine program, which has product candidates in preclinical and Phase I clinical development, resulted from feasibility studies and formulation development of product candidates.

The increase in commercial spending, detailed in the table below, primarily reflects additional personnel and contract service costs. The spending for our typhoid vaccine candidate resulted from ongoing work for the Phase I clinical trial in Vietnam that we recently completed and preparing for our Phase II clinical trial in Vietnam that we initiated in the fourth quarter of 2006. The spending in 2007 for our hepatitis B therapeutic vaccine candidate resulted from preparing for our Phase II clinical trial, which we received regulatory clearance to commence in the fourth quarter of 2006. The spending in 2007 for our group B streptococcus vaccine candidate resulted from costs associated with our analysis of results from the Phase I clinical trial that we recently completed for one of the protein components of the vaccine candidate and preparation for Phase I clinical trials for two of the protein components of the vaccine candidate. In December 2006, we signed an agreement with the NIAID under which the NIAID has agreed to sponsor a Phase I clinical trial of each of the two components separately and the two-proteins in combination in healthy human volunteers. Both our chlamydia vaccine and meningitis B vaccine candidates are in preclinical development.

The increase in other research and development expenses was primarily attributable to spending associated with preclinical programs that we acquired from ViVacs in July 2006.

Our principal research and development expenses for the three months ended March 31, 2007 and 2006 are shown in the following table:

	Three Months Ended
	March 31,
(in thousands)	2006	2007

Biodefense:
BioThrax enhancements	$1,745	$2,029
Immune globulin	2,531	5,955
Recombinant bivalent botulinum vaccine	460	1,397
Next generation anthrax vaccine	-	710
Total biodefense	4,736	10,091
Commercial:
Typhoid vaccine	1,486	1,785
Hepatitis B therapeutic vaccine	1,049	1,141
Group B streptococcus vaccine	527	1,149
Chlamydia vaccine	409	455
Meningitis B vaccine	614	456
Total commercial	4,085	4,986
Other	174	493
Total	$8,995	$15,570

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $1.4 million, or 15%, to $11.2 million for the three months ended March 31, 2007 from $9.8 million for the three months ended March 31, 2006. Selling, general and administrative expenses related to our biodefense segment increased by $423,000, or 5%, to $8.9 million for the three months ended March 31, 2007 from $8.4 million for the three months ended March 31, 2006.

Selling, general and administrative expenses related to our commercial segment increased by $1.0 million, or 75%, to $2.3 million for the three months ended March 31, 2007 from $1.3 million for the three months ended March 31, 2006. The increase in both segments was primarily attributable to an increase in general and administrative expenses of approximately $1.2 million resulting from the addition of personnel related to our transition to a publicly traded company and increased legal and other professional services for our headquarters organization.

Total Other Income (Expense)

Total other income increased by $985,000 to $1.0 million for the three months ended March 31, 2007 from $40,000 for the three months ended March 31, 2006. This increase resulted primarily from an increase in interest income of $671,000 as a result of higher investment return on increased average cash balances, including the net proceeds of our initial public offering, a decrease in interest expense of $144,000 related primarily to the capitalization of interest based on the cost of major ongoing capital projects which have not yet been placed in service, and an increase in other income of $170,000.

Income Taxes

Benefit from income taxes decreased by $2.6 million to $2.1 million for the three months ended March 31, 2007 from $4.7 million for the three months ended March 31, 2006. Our effective tax rate was 44% for the three months ended March 31, 2007 and 50% for the three months ended March 31, 2006. The effective estimated annual tax rate differs from statutory rates due primarily to the impact of foreign and state net operating losses and permanent differences, including incentive stock options. The benefit from income taxes also reflects research and development tax credits of $226,000 for the three months ended March 31, 2007 and $0 for the three months ended March 31, 2006.

Liquidity and Capital Resources

Sources of Liquidity

We require cash to meet our operating expenses and for capital expenditures, acquisitions and principal and interest payments on our debt. We have funded our cash requirements from inception through March 31, 2007 principally with a combination of revenues from BioThrax product sales, debt financings and facilities and equipment leases, revenues under our collaboration agreement with Sanofi Pasteur, development funding from government entities and non-government and philanthropic organizations and, to a lesser extent, from the sale of our common stock upon exercise of stock options. We have operated profitably for each of the years in the three year period ended December 31, 2006.

As of March 31, 2007, we had cash and cash equivalents of $67.6 million. On November 20, 2006, we completed our initial public offering, in which we raised $54.2 million, net of issuance costs.

Cash Flows

The following table provides information regarding our cash flows for the three months ended March 31, 2006 and 2007:

	Three Months Ended
(in thousands)	March 31,
	2006	2007
Net cash provided by (used in):
Operating activities(1)	$(18,277)	$14,616
Investing activities	(2,853)	(16,490)
Financing activities	(390)	(6,899)
Total net cash used	$(21,520)	$(8,773)

(1) Includes the effect of exchange rate changes on cash and cash equivalents.

Net cash provided by operating activities of $14.6 million for the three months ended March 31, 2007 resulted principally from $39.4 million received from the DoD and HHS relating to amounts billed in December 2006, partially offset by a decrease in income taxes payable of $17.7 million due to the timing of payment of our 2006 income tax liability, a decrease in accounts payable of $2.7 million related to timing of payments of construction and research and development costs recorded but unpaid at December 31, 2006 and our net loss of $2.7 million for the three months ended March 31, 2007.

Net cash used in operating activities of $18.3 million for the three months ended March 31, 2006 resulted principally from our net loss of $4.6 million, a non-cash benefit from income taxes of $6.6 million, reflecting our net loss before provision for income taxes for the period, and an increase in inventories of $4.7 million, reflecting the value of work in process for BioThrax lots being manufactured or awaiting delivery.

Net cash used in investing activities for the three months ended March 31, 2007 and 2006 resulted principally from the purchase of property, plant and equipment. Capital expenditures of $16.5 million for the three months ended March 31, 2007 relate primarily to construction of our new building in Lansing, Michigan. Capital expenditures of $2.9 million for the three months ended March 31, 2006 related primarily to $1.0 million for construction of our new building in Lansing, Michigan and approximately $1.9 million in infrastructure investments and other equipment.

Net cash used in financing activities of $6.9 million for the three months ended March 31, 2007 resulted primarily from the repayment of $8.9 million from our revolving line of credit with Fifth Third Bank, partially offset by $890,000 in proceeds from the exercise of stock options and $1.6 million related to excess tax benefits from the exercise of stock options.

Net cash used in financing activities of $390,000 for the three months ended March 31, 2006 resulted primarily from the redemption of Class B common stock of $200,000 and $192,000 related to the repayment of long-term debt.

Debt Financing

As of March 31, 2007, we had $33.4 million principal amount of debt outstanding, comprised primarily of the following:

•

$2.5 million outstanding under a forgivable loan from the Department of Business and Economic Development of the State of Maryland used to finance eligible costs incurred to purchase the first facility in Frederick, Maryland;

•	$6.9 million outstanding under a mortgage loan from Mercantile Potomac Bank used to finance the remaining portion of the purchase price for the Frederick facility;
•	$8.3 million outstanding under a mortgage loan from HSBC Realty Credit Corporation used to finance the purchase price for the second facility on the Frederick site;
•	$0.7 million outstanding under a term loan from Fifth Third Bank used to finance the purchase of an enterprise resource planning system;
•	$10.0 million outstanding under a term loan from HSBC Realty Credit Corporation used to finance a portion of the costs of our facility expansion in Lansing, Michigan; and
•	$5.0 million outstanding under a $5.0 million revolving line of credit with HSBC Realty Credit Corporation.

We also have a revolving line of credit for up to $10.0 million with Fifth Third Bank. We can borrow under this line of credit through May 2007.

Tax Benefits

In connection with our facility expansion in Lansing, the State of Michigan and the City of Lansing have provided us a variety of tax credits and abatements. We estimate that the total value of these tax benefits may be up to $18.5 million over a period of up to 15 years, beginning in 2006. These tax benefits are based on our $75 million planned investment in our Lansing facility. In addition, we must maintain a specified number of employees in Lansing to continue to qualify for these tax benefits.

Funding Requirements

We expect to continue to fund our anticipated operating expenses, capital expenditures and debt service requirements from existing cash and cash equivalents, revenues from BioThrax product sales and other committed sources of funding. There are numerous risks and uncertainties associated with BioThrax product sales and with the development and commercialization of our product candidates. We may seek to raise additional external debt financing to fund our facility expansion in Lansing, Michigan and to provide additional financial flexibility. In addition to purchase obligations and orders under our contract with the DoD for BioThrax sales, our only committed external sources of funds are remaining borrowing availability under our revolving line of credit with Fifth Third Bank, development funding under our collaboration agreement with Sanofi Pasteur, funding from the NIAID, including for animal efficacy studies of our anthrax immune globulin candidate, and funding from the Wellcome Trust for our Phase II clinical trial of our typhoid vaccine candidate in Vietnam. Our ability to borrow additional amounts under our loan agreements is subject to our satisfaction of specified conditions. Our future capital requirements will depend on many factors, including:

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

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board, or FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115, or SFAS No. 159. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The provisions of SFAS No. 159 are effective for fiscal years beginning after November 15, 2007. We have not yet determined the impact of the adoption of this statement on our financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 4.	CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls or procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2007, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

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

We moved to dismiss these three lawsuits for lack of personal jurisdiction, or in the alternative, to transfer the lawsuits to federal court in Michigan. On October 27, 2006, one of these lawsuits was transferred to the U.S. District Court for the Western District of Michigan. On October 31, 2006, another of these lawsuits was dismissed for lack of personal jurisdiction. The plaintiff in this lawsuit appealed that decision to the U.S. Court of Appeals for the Ninth Circuit. The appeal has not yet been fully briefed and oral argument is not scheduled. The court denied our motion in the third lawsuit. These lawsuits are in the preliminary stages of litigation, and we believe that we are entitled to indemnification under our contract with the DoD for legal fees and any damages that may result from these claims.

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

Insurance coverage litigation. On December 26, 2006, we were named as a defendant in a lawsuit brought by Evanston Insurance Company in the U.S. District Court for the Western District of Michigan captioned Evanston Insurance Company v. BioPort Corporation and Robert C. Myers. Evanston issued a general liability policy to us in 2000, and we made a claim for coverage under that policy for defense and indemnity costs incurred as a result of the claims asserted in the BioThrax product liability litigation discussed above and the thimerosal litigation discussed below. In its complaint, Evanston asserts a number of purported bases for the court to void or reduce its obligation to defend or indemnify us, including a claim that we failed to disclose on our insurance application our alleged knowledge of “incidents, conditions, circumstances, effects or suspected defects which may result in claims.” Evanston seeks rescission or reformation of the policy to exclude a duty to defend or indemnify us for the claims asserted in the BioThrax product liability litigation and the thimerosal litigation. Evanston also seeks a refund of the approximately $331,000 that it has reimbursed us for defense costs.

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

In October 2006, the DoD announced that it was resuming a mandatory vaccination program for BioThrax for designated military personnel and emergency DoD civilian personnel and contractors. On December 14, 2006, the same counsel who represented the plaintiffs in the 2003 litigation filed a new lawsuit against the government in the same federal court, on behalf of unnamed service members and the DoD civilian employees or contractors and purportedly on behalf of a class of similarly situated individuals. The suit contends on various grounds that the FDA's 2005 final order should be set aside as substantively and procedurally flawed and that BioThrax is not properly approved for use in the DoD’s vaccination program. The plaintiffs seek a declaration that BioThrax is improperly licensed and is not approved for use against inhalation anthrax, an order vacating the FDA’s 2005 final order, and an injunction prohibiting the DoD from using BioThrax in a mandatory vaccination program. On February 26, 2007, the government moved to dismiss the case. Although we are not a party to either of the Milvax lawsuits, if the District Court were to grant all or part of the requested relief, the amount of future purchases of BioThrax could be affected.

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

Risks Related to Our Dependence on U.S. Government Contracts

We have derived substantially all of our revenue from sales of our BioThrax anthrax vaccine, our only marketed product, under contracts with the U.S. Department of Defense and the U.S. Department of Health and Human Services. If we are unable to obtain new contracts with, and deliver BioThrax to, these customers, our business, financial condition and operating results could be materially harmed.

We have derived and expect for the foreseeable future to continue to derive substantially all of our revenue from sales of BioThrax, our FDA-approved anthrax vaccine and our only marketed product. In 2006 and for the three months ended March 31, 2007, we derived substantially all of our revenue from our BioThrax contracts with the DoD and HHS. Although the DoD has issued an RFP for the manufacture, storage and delivery of up to an additional 14.68 million doses of BioThrax through September 2011 and HHS has issued an RFP for the procurement of up to an additional 18.35 million doses of BioThrax through September 2010, neither the DoD nor HHS has awarded a new contract to us.

We may not be awarded a follow-on contract by either the DoD or HHS, or we may be awarded a contract on less favorable terms than our prior contracts with the DoD and HHS.

Our prior contracts with the DoD and HHS do not necessarily increase the likelihood that we will secure future comparable contracts with the U.S. government. The success of our business and our operating results for the foreseeable future are substantially dependent on the price per dose, the number of doses and the timing of deliveries for BioThrax sales to the U.S. government.

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

Our U.S. government contracts for BioThrax require ongoing funding decisions by the government. The failure to fund one or more of these contracts could cause our financial condition and operating results to suffer materially.

Our principal customer for BioThrax, our only marketed product, is the U.S. government. We have sold BioThrax to the U.S. government under contracts with the DoD and HHS. In addition, we anticipate that the U.S. government will be the principal customer for any other biodefense products that we successfully develop. Accordingly, we are subject to a range of risks arising out of being a contractor to the U.S. government under U.S. government programs.

Over its lifetime, a U.S. government program may be implemented through the award of many different individual contracts and subcontracts. The funding of government programs is subject to Congressional appropriations. Congress generally appropriates funds on a fiscal year basis even though a program may continue for several years. For example, the DoD contracts for BioThrax have been structured with one base year during which the DoD agrees to purchase a minimum number of doses of BioThrax with options for the DoD to purchase further quantities in future years. Any future contract that we enter into with the DoD may be structured in a similar manner.

Government programs are often only partially funded initially, and additional funds are committed only as Congress makes further appropriations. The termination of a program or failure to commit funds to a program would result in a loss of anticipated future revenues attributable to that program, which could materially harm our business. Our government customers are subject to stringent budgetary constraints and political considerations. If levels of government expenditures and authorizations for biodefense decrease or shift to programs in areas where we do not offer products or are not developing product candidates, our business, revenues and operating results may suffer.

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

Historically, our contracts for the supply of BioThrax with the DoD and HHS were fixed price contracts. We expect that our future contracts with the U.S. government for biodefense product candidates that we successfully develop also may be fixed price contracts. Under a fixed price contract, we are required to deliver our products at a fixed price regardless of the actual costs we incur and absorb any costs in excess of the fixed price. Estimating costs that are related to performance in accordance with contract specifications is difficult. Our failure to anticipate technical problems, estimate costs accurately or control costs during performance of a fixed price contract could reduce the profitability of a fixed price contract or cause a loss.

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

One or more of our government contracts could be terminated under these circumstances. In addition, if the U.S. government decides to withdraw military personnel from high threat areas, including Iraq, or otherwise determines that it will decrease the number of military personnel to be immunized with BioThrax, the DoD’s demand for BioThrax may be reduced substantially. In addition, any follow-on contract with the DoD may not provide sufficient indemnification, and the DoD may require us to accept a greater risk of loss for the product manufacture, storage and delivery. Some government contracts grant the government the right to use, for or on behalf of the U.S. government, any technologies developed by the contractor under the government contract. If we were to develop technology under a contract with such a provision, we might not be able to prohibit third parties, including our competitors, from using that technology in providing products and services to the government.

Ongoing legal proceedings or any future similar lawsuits could limit future purchases of BioThrax by the U.S. government.

The results of ongoing or future legal proceedings could reduce demand for BioThrax by the U.S. government. For example, in 2003, a group of unnamed military personnel filed a lawsuit seeking to enjoin the DoD from administering BioThrax on a mandatory basis without informed consent of the recipient or a Presidential waiver, and, in October 2004, a federal court issued the requested injunction. In December 2005, the FDA issued an order affirming the BioThrax license, and, as a result, an appellate court ruled in February 2006 that the injunction was dissolved. In October 2006, the DoD announced that it was resuming a mandatory vaccination program for BioThrax for designated military personnel and emergency DoD civilian personnel and contractors. In December 2006, the same counsel who brought the prior lawsuit filed a new lawsuit contending that the FDA's 2005 final order should be set aside and that BioThrax is not properly approved for use in the DoD’s vaccination program. In February 2007, the government moved to dismiss the case. Although we are not a party to either of these lawsuits, if a court were to again enjoin the DoD's use of BioThrax on a mandatory basis, the amount of future purchases of BioThrax could be affected. Lawsuits brought against us by third parties, even if not successful, require us to spend time and money defending the related litigation. Furthermore, contractual indemnification provisions and statutory liability protections may not fully protect us from all related liabilities, and statutory liability protections could be revoked or amended to reduce the scope of liability protection.

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

As of March 31, 2007, we had $33.4 million principal amount of debt outstanding and remaining borrowing availability of $10.0 million under our revolving lines of credit. We may seek to raise substantial external debt financing to fund our facility expansion in Lansing, Michigan and to provide additional financial flexibility. Our leverage could have significant adverse consequences, including:

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

We expect our development expenses to increase in connection with our ongoing activities, particularly as we conduct additional and later stage clinical trials for our product candidates. In addition, we incur significant commercialization expenses for BioThrax product sales, marketing and manufacturing. We expect these commercialization expenses to increase in the future as we seek to broaden the market for BioThrax and if we receive marketing approval for additional products. We also are committed to substantial capital expenditures in connection with our facility expansion in Lansing, Michigan. We expect the construction of the facility to cost approximately $75 million, including approximately $55 million for the building and associated capital equipment, with the balance related to validation and qualification activities required for regulatory approval and initiation of manufacturing. We incurred approximately $46 million for these purposes through March 31, 2007. We also own two buildings in Frederick, Maryland that are available to support our future manufacturing requirements. We incurred approximately $1.5 million related to initial engineering design and preliminary utility build out for these facilities through March 31, 2007. Because we are in the preliminary planning stages of our Frederick build out, we cannot reasonably estimate the timing and costs that will be necessary to complete this project.

We expect to continue to fund a significant portion of our development and commercialization costs for our product candidates with internally generated funds from sales of BioThrax. If we do not obtain future contracts with, and deliver BioThrax to, the DoD and HHS on terms consistent with our current expectations, we will be forced to find additional sources of funding. We will not be able to obtain this funding or otherwise be able to raise capital when needed or on attractive terms, which would force us to delay, reduce the scope of or eliminate our research and development programs or reduce our planned commercialization efforts.

As of March 31, 2007, we had $67.6 million of cash and cash equivalents. Our future capital requirements will depend on many factors, including:

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

To the extent our capital resources are insufficient to meet our future capital requirements, we will need to finance our cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. In addition to remaining payment obligations under our most recent contract with the DoD for the additional doses of BioThrax to be delivered by September 30, 2007, our only committed external sources of funds are remaining borrowing availability under our revolving lines of credit, development funding under our collaboration agreement with Sanofi Pasteur, funding from the NIAID for animal efficacy studies of our anthrax immune globulin candidate and funding from the Wellcome Trust for our Phase II clinical trial of our typhoid vaccine candidate in Vietnam.

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

We are spending significant amounts for the construction of a new 50,000 square foot manufacturing facility on our Lansing, Michigan campus, which is being designed to enable us to manufacture BioThrax on a large scale for our existing and potential future customers. We are also constructing this new facility to accommodate large scale commercial manufacturing of multiple vaccine products, subject to complying with appropriate change-over procedures. We also own two buildings in Frederick, Maryland that are available to address our future manufacturing requirements and have initiated initial engineering design and preliminary utility build out for these facilities. The construction of the Lansing facility and the upgrade of the Fredrick facilities, if we proceed, will involve substantial expenditures and likely require external sources of funds. Any delays in the construction or regulatory approval may adversely affect our ability to manufacture our commercial product candidates for clinical trials or commercial sale.

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

BioThrax and all our product candidates are biologics. Manufacturing biologic products, especially in large quantities, is complex. The products must be made consistently and in compliance with a clearly defined manufacturing process. FDA approval is required for the release of each lot. Accordingly, it is essential to be able to validate and control the manufacturing process to assure that it is reproducible. Slight deviations anywhere in the manufacturing process, including filling, labeling, packaging, storage and shipping and quality control and testing, may result in lot failures, product recalls or spoilage. From time to time, we experience deviations during the manufacturing process of BioThrax that can affect our release of the production lot according to our release protocols and other acceptance criteria. In addition, BioThrax must be maintained at a prescribed temperature range during shipping, and variations from that temperature range could result in loss of product and could adversely affect profitability. Lot failures, shipping deviations or spoilage could cause us to fail to satisfy customer orders or contractual commitments, lead to a termination of one or more of our contracts or result in litigation or regulatory action against us, any of which could be costly to us and otherwise harm our business. We will not be able to sell any lots that in the future fail to satisfy release testing specifications or that are not released for sale by the FDA.

We are conducting a comparability program in connection with our plans to scale-up and manufacture BioThrax in our new large scale manufacturing facility in Lansing, Michigan. We are also conducting BioThrax characterization activities to identify the material proteins and components of BioThrax.

The purpose of these initiatives is to demonstrate that BioThrax to be produced in our new facility will be bioequivalent to BioThrax as produced in our currently licensed manufacturing facility. We expect to present this data to the FDA, upon review of the data that we present, may require additional testing of, or manufacturing processes for, BioThrax that may be difficult to perform or that could affect our ability to obtain approval for our new large scale manufacturing facility. In addition, because our immune globulin product candidates are produced from human plasma, we must immunize human donors and collect plasma on a regular basis to generate sufficient volumes of plasma to manufacture the immune globulin product. If we are unable to recruit and retain donors, we may be unable to continue to manufacture our immune globulin product candidates in commercial quantities or at all.

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

We have outsourced the operation for filling BioThrax into vials to a single company, Hollister-Stier Laboratories LLC., which is in the process of being acquired by Jubilant Organosys Ltd. Our contract with Hollister-Stier expires on December 31, 2007. The fact that we have successfully negotiated a contractual relationship with Hollister-Stier does not necessarily mean that we will be successful in negotiating a new contract, or an extension of our existing contract, after the closing of the acquisition by Jubilant. We have not established internal redundancy for our filling functions and currently have no substitute provider that can handle our filling needs. If Hollister-Stier is unable to perform filling services for us or we are unable to enter into a new contract with Hollister-Stier or amend our current contract with Hollister-Stier, we would need to identify and engage an alternative filling company or develop our own filling capabilities. Any new contract filling company or filling capabilities that we acquire or develop will need to obtain FDA approval for filling BioThrax at its facilities. Identifying and engaging a new contract filling company or developing our own filling capabilities and obtaining FDA approval could involve significant cost and delay. As a result, we might not be able to deliver BioThrax orders on a timely basis and our revenues could decrease.

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

We have invested a significant portion of our efforts and financial resources in the development of our immunobiotic product candidates. In addition to BioThrax product sales, our ability to generate near term revenue is particularly dependent on the success of our anthrax immune globulin candidate. The commercial success of our product candidates will depend on many factors, including:

•	successful development, formulation and cGMP scale-up of biological manufacturing that meets FDA requirements;
•	successful development of animal models by the U.S. government;
•	successful completion of non-clinical development, including in approved animal models;
•	successful completion of clinical trials;
•	receipt of marketing approvals from the FDA and similar foreign regulatory authorities;
•	a determination by the Secretary of HHS that our biodefense product candidates should be purchased for the SNS prior to FDA approval;
•	establishing commercial manufacturing processes of our own or arrangements with contract manufacturers;
•	manufacturing stable commercial supplies of product candidates, including materials based on recombinant technology;
•	launching commercial sales of the product, whether alone or in collaboration with others; and
•	acceptance of the product by potential government customers, physicians, patients, healthcare payors and others in the medical community.

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
• the cost of our clinical trials could escalate and become cost prohibitive;
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

In addition, our development plan for BioThrax as a post-exposure prophylaxis for anthrax infection contemplates that we will conduct a non-human primate efficacy study. However, the timing of our non-human primate efficacy study depends upon the successful development of a non-human primate model by the NIAID. If the NIAID does not successfully develop a non-human primate model, our development plans for BioThrax as a post-exposure prophylaxis for anthrax infection will be delayed, possibly significantly.

Our product development costs will also increase if we experience delays in testing or approvals. Significant clinical trial delays also could allow our competitors to bring products to market before we do and impair our ability to commercialize our products or product candidates.

Under the Project BioShield Act, the Secretary of HHS can contract to purchase countermeasures for the SNS prior to FDA approval of the countermeasure in specified circumstances. Project BioShield also allows the Secretary of HHS to authorize the emergency use of medical products that have not yet been approved by the FDA. However, our product candidates may not be selected by the Secretary under this authority. Moreover, this authority could result in increased competition for our products and product candidates.

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

For example, between 2001 and 2004, members of the military and various activist groups who opposed mandatory inoculation with BioThrax petitioned the FDA and a federal court to revoke the license for BioThrax and to terminate the DoD program for the mandatory administration of BioThrax to military personnel. As a result of the federal court proceedings, the DoD was enjoined from administering BioThrax to military personnel on a mandatory basis without informed consent of the recipient or a Presidential waiver. In 2006, after the FDA issued a final order that BioThrax is safe, effective and not misbranded, the court injunction was dissolved and the DoD announced that it was resuming mandatory vaccination with BioThrax for designated military personnel and emergency DoD civilian personnel and contractors. Although DoD prevailed in the challenge to its mandatory vaccination program, the actions of these groups created negative publicity about BioThrax. In December 2006, the same counsel who brought the prior lawsuit filed a new lawsuit contending that the FDA's final order should be set aside and that BioThrax is not properly approved for use in the DoD’s vaccination program. In February 2007, the government moved to dismiss the case. These and other lawsuits or publicity campaigns could limit the demand for BioThrax and our biodefense product candidates and harm our future business.

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

Although BioThrax is the only anthrax vaccine approved by the FDA for the prevention of anthrax infection, we face significant competition for the supply of this vaccine to the U.S. government. We also face significant competition for our biodefense immunobiotic product candidates. HHS has awarded SNS supply contracts to Cangene for an anthrax immune globulin and Human Genome Sciences for a monoclonal antibody to anthrax as a post-exposure therapeutic for anthrax infection. HHS has advised us that it is supplying Cangene with BioThrax doses that we delivered to HHS for placement into the SNS in order that Cangene can immunize donors and obtain plasma for its anthrax immune globulin product candidate. Several companies have botulinum vaccines in early clinical or preclinical development, and HHS is procuring from Cangene a botulinum immune globulin derived from equine plasma for the SNS.

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

The Public Readiness and Emergency Preparedness Act, or PREP Act, which was signed into law in December 2005, creates general immunity for manufacturers of biodefense countermeasures, including security countermeasures, when the Secretary of HHS issues a declaration for their manufacture, administration or use. The declaration is meant to provide general immunity from all claims under state or federal law for loss arising out of the administration or use of a covered countermeasure. Manufacturers are not entitled to this protection in cases of willful misconduct. Upon a declaration by the Secretary, a compensation fund is created to provide “timely, uniform, and adequate compensation to eligible individuals for covered injuries directly caused by the administration or use of a covered countermeasure.” The “covered injuries” to which the program applies are defined as serious physical injuries or death. Individuals are permitted to bring a willful misconduct action against a manufacturer only after they have exhausted their remedies under the compensation program. However, a willful misconduct action could be brought against us if any individuals exhausted their remedies under the compensation program and thereby expose us to liability. Although we may petition the Secretary to make such a declaration with respect to anthrax generally and BioThrax specifically, we do not know if any such petition would be successful or that, if successful, the PREP Act will provide adequate coverage or survive anticipated legal challenges to its validity.

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

Our success depends on our continued ability to attract, retain and motivate highly qualified managerial and key scientific personnel. We consider Fuad El-Hibri, chief executive officer and chairman of our board of directors; Daniel J. Abdun-Nabi, president and secretary; R. Don Elsey, chief financial officer and treasurer; Edward J. Arcuri, chief operating officer; and Robert G. Kramer, president and chief executive officer of Emergent BioDefense Operations, to be key to our BioThrax operations and our efforts to develop and commercialize our product candidates. All of these key employees are at will employees and can terminate their employment at any time. We do not maintain “key person” insurance on any of our employees.

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

In addition, qui tam lawsuits have been brought against us in which the plaintiffs argued that we defrauded the U.S. government by distributing non-compliant doses of BioThrax. Although we ultimately prevailed in this litigation, we spent significant time and money defending the litigation.

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

Our product candidates and the activities associated with their development and commercialization, including their testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other countries. Failure to obtain regulatory approval for a product candidate will prevent us from commercializing the product candidate. We have limited experience in preparing, filing and prosecuting the applications necessary to gain regulatory approvals and expect to rely on third party contract research organizations and consultants to assist us in this process. Securing FDA approval requires the submission of extensive preclinical and clinical data, information about product manufacturing processes and inspection of facilities and supporting information to the FDA to establish the product candidate’s safety and efficacy. Our future products may not be effective, may be only moderately effective or may prove to have significant side effects, toxicities or other characteristics that may preclude our obtaining regulatory approval or prevent or limit commercial use.

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

We have applied to the FDA to reduce the number of required doses of BioThrax for pre-exposure prophylaxis from six to five, with an annual booster dose thereafter. Our application is based on an interim analysis of data from an ongoing clinical trial being conducted by the CDC to evaluate whether as few as three doses of BioThrax, administered over six months, with booster doses up to three years apart, will confer adequate immune response. In April 2006, the FDA issued a complete response letter to our application, requesting clarification and requiring additional analysis of the data that we submitted. The data is being further analyzed, and we plan to submit an amendment to our application when this analysis is completed. If the FDA does not find our response to be adequate, we might be required to conduct additional independent testing to continue to pursue the development of this dosing regimen. Responding to the FDA’s complete response letter will delay potential approval of our application. If we are unable ultimately to respond satisfactorily to the FDA, our application will not be approved.

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

We have licensed from the Bavarian State Ministry of the Environment, Public Health and Consumer Protection rights to materials and technology related to MVA. Our MVA platform technology, which is based on these licensed rights, could potentially be used as a viral vector for delivery of several vaccine antigens for different disease-causing organisms, including influenza, using recombinant technology. As a result, our licensed rights and our ability to use our MVA platform technology could be negatively affected by the outcome of this ongoing litigation. It also is possible that we could be named as a defendant in future similar litigation relating to MVA. In addition to infringement claims against us, we may become a party to other patent litigation and other proceedings, including interference and reexamination proceedings declared by the U.S. Patent and Trademark Office and opposition proceedings in the European Patent Office, regarding intellectual property rights with respect to our products and technology.

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
•

companies that perceive us to be their competitor may be unwilling to assign or license their product rights to us; or we may be unable to identify suitable products or product candidates within our areas of expertise.

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

Risks Related to Our Common Stock

Fuad El-Hibri, chief executive officer and chairman of our board of directors, has substantial control over us, including through his ability to control the election of the members of our board of directors, and could delay or prevent a change of control.

Mr. El-Hibri has the ability to control the election of the members of our board of directors through his ownership interests and voting arrangements among our significant stockholders. As of April 30, 2007, Mr. El-Hibri was the beneficial owner of approximately 80% of our outstanding common stock. Because Mr. El-Hibri has the ability to control the election of the members of our board, and because of his substantial control of our capital stock, Mr. El-Hibri will likely have the ability to delay or prevent a change of control of us that may be favored by other directors or stockholders and otherwise exercise substantial control over all corporate actions requiring board or stockholder approval, including any amendment of our certificate of incorporation or by-laws. The control by Mr. El-Hibri may prevent other stockholders from influencing significant corporate decisions and may result in conflicts of interest that could cause our stock price to decline.

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

In addition, Section 203 of the General Corporation Law of Delaware prohibits a publicly held Delaware corporation from engaging in a business combination with an interested stockholder, generally a person which together with its affiliates owns or within the last three years has owned 15% of our voting stock, for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. Accordingly, Section 203 may discourage, delay or prevent a change in control of us.

Our stockholder rights plan could prevent a change in control of us in instances in which some stockholders may believe a change in control is in their best interests.

Under a rights agreement that establishes our stockholder rights plan, we issue to each of our stockholders one preferred stock purchase right for each outstanding share of our common stock. Each right, when exercisable, will entitle its holder to purchase from us a unit consisting of one one-thousandth of a share of series A junior participating preferred stock at a purchase price of $150 in cash, subject to adjustments. Our stockholder rights plan is intended to protect stockholders in the event of an unfair or coercive offer to acquire us and to provide our board of directors with adequate time to evaluate unsolicited offers. The rights plan may have anti-takeover effects. The rights plan will cause substantial dilution to a person or group that attempts to acquire us on terms that our board of directors does not believe are in our best interests and those of our stockholders and may discourage, delay or prevent a merger or acquisition that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares.

If our stock price is volatile, purchasers of our common stock could incur substantial losses.

Our stock price has been, and is likely to continue to be, volatile. From November 15, 2006, when our common stock first began trading on the New York Stock Exchange, through April 30, 2007, our common stock has traded as high as $17.75 per share and as low as $9.75 per share. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above the initial public offering price. The market price for our common stock may be influenced by many factors, including:

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Moreover, holders of an aggregate of approximately 22.3 million shares of our common stock outstanding as of April 30, 2007 have the right to require us to register these shares of common stock under specified circumstances, subject to lock-up agreements signed in connection with our initial public offering.

In addition, as of April 30, 2007, options exercisable for approximately 1,474,498 shares of our common stock will expire if not exercised prior to July 1, 2007. Because these options have exercise prices ranging from $0.09 to $2.74 per share, which is less than the current market price of our common stock, we expect that the holders of these options will exercise the options prior to their expiration date and then promptly sell a substantial portion of the shares of our common stock issued upon exercise of the options. We have filed with the SEC a registration statement on Form S-8 registering the sale of all the shares of our common stock subject to outstanding options and options and other awards issuable pursuant to our equity incentive plans. Shares registered under this registration statement on Form S-8 are available for sale in the open market, subject to Rule 144 volume limitations applicable to affiliates, and subject to any vesting restrictions and lock-up agreements signed in connection with our initial public offering that are applicable to these shares.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

Not applicable.

Use of Proceeds

On November 20, 2006, we completed an initial public offering of 5,000,000 shares of our common stock pursuant to a registration statement on Form S-1 (File No. 333-136622), which was declared effective by the SEC on November 14, 2006. We received net proceeds from the offering of approximately $54.2 million, after deducting underwriting discounts and commissions and other offering expenses. Through March 31, 2007, we have used approximately $1.7 million of the net proceeds from the offering to fund development of our biodefense product candidates, comprised of approximately $450,000 for label expansions and improvements for BioThrax, approximately $280,000 for a next generation anthrax vaccine candidate and approximately $1.0 million for our anthrax immune globulin candidate; approximately $820,000 of the net proceeds to fund development of our commercial product candidates, comprised of approximately $360,000 for our typhoid vaccine candidate and approximately $460,000 for our hepatitis B therapeutic vaccine candidate; and approximately $6.9 million of the net proceeds to fund a portion of the construction, validation and qualification costs for our new manufacturing facility in Lansing, Michigan. We have not used any of the net proceeds from the offering to make payments, directly or indirectly, to any director or officer of ours, or any of their associates, to any person owning 10 percent or more of our common stock or to any affiliate of ours. We have invested the balance of the net proceeds from the offering in short-term, investment grade, interest-bearing instruments. There has been no material change in our planned use of the balance of the net proceeds from the offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

The exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index immediately preceding the exhibits hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMERGENT BIOSOLUTIONS INC.

Date: May 10, 2007	By: /s/Fuad El-Hibri
Fuad El-Hibri
Chief Executive Officer and
Chairman of the Board of Directors
(Principal Executive Officer)

Date: May 10, 2007	By: /s/R. Don Elsey
R. Don Elsey
Vice President Finance, Chief Financial
Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002