Form 10-Q
period 2007-06-30
Emergent BioSolutions Inc.
filed 2007-08-07
CIK 1367644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of July 31, 2007, the registrant had 29,730,483 shares of common stock outstanding.

Emergent BioSolutions Inc.

Index to Form 10-Q

        Page

Part I.	Financial Information	4

Item 1.	Financial Statements	4

Consolidated Balance Sheets	4
Consolidated Statements of Operations	5
Consolidated Statements of Cash Flows	6
Notes to Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial	13
Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	25

Part II.	Other Information	26

Item 1.	Legal Proceedings	26

Item 1A.	Risk Factors	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	52

Item 3.	Defaults Upon Senior Securities	53

Item 4.	Submission of Matters to a Vote of Security Holders	53

Item 5.	Other Information	53

Item 6.	Exhibits	53

Signatures	54

Exhibit Index	55

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

These forward-looking statements include, among other things, statements about:

•       our ability to obtain new contracts with the U.S. government for sales of BioThrax® (Anthrax Vaccine Adsorbed), our FDA-approved anthrax vaccine, and our performance under those contracts, including the timing of deliveries;

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

PART	I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Emergent BioSolutions Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share and per share data)
	June 30,	December 31,
	2007	2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$33,980	$76,418
Accounts receivable	19,397	43,331
Inventories	28,885	24,721
Income taxes receivable	14,787	869
Deferred tax assets	-	295
Prepaid expenses and other current assets	2,561	1,703
Total current assets	99,610	147,337

Property, plant and equipment, net	96,576	78,174
Deferred tax assets, net of current	9,378	11,477
Other assets	1,432	1,267

Total assets	$206,996	$238,255

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$17,347	$27,366
Accrued expenses and other current liabilities	3,537	3,253
Accrued compensation	7,609	7,190
Indebtedness under lines of credit	-	8,930
Long-term indebtedness, current portion	2,597	2,456
Notes payable to employees	-	17
Income taxes payable	-	13,703
Deferred tax liability	195	-
Deferred revenue, current portion	976	1,432
Total current liabilities	32,261	64,347

Long-term indebtedness, net of current portion	30,020	31,368
Deferred revenue, net of current portion	2,773	2,997
Other liabilities	1,922	1,071
Total liabilities	66,976	99,783

Commitments and contingencies	-	-

Stockholders’ equity:
Preferred Stock $0.001 par value; 15,000,000 shares authorized, 0 shares issued and outstanding at June 30, 2007 and December 31, 2006	-	-
Common Stock, $0.001 par value; 100,000,000 shares authorized, 29,730,483 and 27,596,249 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	30	28
Additional paid-in capital	101,203	90,920
Accumulated other comprehensive loss	(954)	(473)
Retained earnings	39,741	47,997
Total stockholders’ equity	140,020	138,472
Total liabilities and stockholders’ equity	$206,996	$238,255

The accompanying notes are an integral part of these consolidated financial statements.

Emergent BioSolutions Inc. and Subsidiaries Consolidated Statements of Operations (in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
Revenues:
Product sales	$22,518	$8,212	$47,964	$20,408
Contracts and grants	668	3,234	1,670	3,261
Total revenues	23,186	11,446	49,634	23,669

Operating expense:
Cost of product sales	5,842	1,509	11,358	4,370
Research and development	13,342	6,701	28,912	15,696
Selling, general and administrative	12,659	9,430	23,851	19,195
Loss from operations	(8,657)	(6,194)	(14,487)	(15,592)

Other income (expense):
Interest income	599	123	1,473	326
Interest expense	(21)	(62)	(47)	(232)
Other income (expense), net	1	117	178	124
Total other income (expense)	579	178	1,604	218

Loss before benefit from income taxes	(8,078)	(6,016)	(12,883)	(15,374)
Benefit from income taxes	(3,117)	(2,962)	(5,233)	(7,684)
Net loss	$(4,961)	$(3,054)	$(7,650)	$(7,690)

Earnings (loss) per share - basic	$(0.17)	$(0.14)	$(0.27)	$(0.34)
Earnings (loss) per share - diluted	$(0.17)	$(0.14)	$(0.27)	$(0.34)

Weighted-average number of shares - basic	28,599,405	22,371,614	28,233,897	22,360,316
Weighted-average number of shares - diluted	28,599,405	22,371,614	28,233,897	22,360,316

The accompanying notes are an integral part of these consolidated financial statements.

Emergent BioSolutions Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
	Six Months Ended
	June 30,
	2007	2006
	(Unaudited)
Cash flows from operating activities:
Net loss	$(7,650)	$(7,690)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation expense	1,160	289
Depreciation and amortization	2,332	2,002
Deferred income taxes	9,297	(835)
Excess tax benefits from stock-based compensation	(6,708)	-
Loss on disposal of property and equipment	-	5
Changes in operating assets and liabilities:
Accounts receivable	23,934	1,099
Inventories	(4,164)	(12,236)
Income taxes	(27,621)	(8,160)
Prepaid expenses and other assets	(1,023)	(3,038)
Accounts payable	(3,410)	(6,464)
Accrued expenses and other liabilities	526	(223)
Accrued compensation	420	(927)
Deferred revenue	(680)	22,551
Net cash used in operating activities	(13,587)	(13,627)
Cash flows from investing activities:
Purchases of property, plant and equipment	(27,343)	(14,421)
Net cash used in investing activities	(27,343)	(14,421)
Cash flows from financing activities:
Proceeds from borrowings on long term indebtedness and lines of credit	-	8,500
Issuance of common stock subject to exercise of stock options	2,419	43
Redemption of Class B common stock	-	(201)
Principal payments on long term indebtedness, notes payable to employees, and lines of credit	(10,154)	(814)
Excess tax benefits from stock-based compensation	6,708	-
Net cash provided by (used in) financing activities	(1,027)	7,528

Effect of exchange rate changes on cash and cash equivalents	(481)	(37)

Net decrease in cash and cash equivalents	(42,438)	(20,557)
Cash and cash equivalents at beginning of period	76,418	36,294
Cash and cash equivalents at end of period	33,980	15,737

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$1,518	$148
Cash paid during the period for income taxes	$13,960	$1,200
Supplemental information on non-cash investing and financing activities:
Purchases of property, plant and equipment unpaid at period end	$4,531	$5,889

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

The unaudited consolidated financial statements included herein have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the Securities and Exchange Commission.

In the opinion of the Company’s management, any adjustments contained in the accompanying unaudited consolidated financial statements are of a normal recurring nature, and are necessary to present fairly the financial position of the Company as of June 30, 2007, results of operations for the three and six month periods ended June 30, 2007 and 2006, and cash flows for the six month periods ended June 30, 2007 and 2006. Interim results are not necessarily indicative of results that may be expected for any other interim period or for an entire year.

Significant customers and accounts receivable

The Company’s primary customers are the U.S. Department of Defense (the “DoD”) and the U.S. Department of Health and Human Services (“HHS”). For the three months ended June 30, 2007 and 2006, sales of BioThrax to the DoD and HHS comprised 97% and 72% of total revenues, respectively. For the six months ended June 30, 2007 and 2006, sales of BioThrax to the DoD and HHS comprised 97% and 84% of total revenues, respectively. As of June 30, 2007, 97% of the Company’s receivable balance was comprised of amounts due from these customers. Accounts receivable are stated at invoice amounts and consist primarily of amounts due from the DoD and HHS as well as amounts due under reimbursement contracts with other government entities and non-government and philanthropic organizations.

Capitalized interest

The Company capitalizes interest expense in accordance with Statement of Financial Accounting Standards ("SFAS") No. 34, Capitalization of Interest Cost, based on the cost of major ongoing capital projects which have not yet been placed in service. For the three months ended June 30, 2007 and 2006, the Company capitalized $659 and $107 of interest, respectively. For the six months ended June 30, 2007 and 2006, the Company capitalized $1,336 and $107 of interest, respectively.

Earnings per share

Basic net income (loss) per share of common stock excludes dilution for potential common stock issuances and is computed by dividing net income (loss) by the weighted average number of shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock during the period. For the three and six months ended June 30, 2007 and 2006, diluted net loss per share is equal to basic net loss per share, as the inclusion of outstanding stock options would be anti-dilutive.

Accounting for stock-based compensation

Effective January 1, 2006, the Company adopted the fair value provisions of SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), using the modified prospective method. Under the fair value recognition provisions of SFAS No. 123(R), the Company recognizes stock-based compensation net of an estimated forfeiture rate.

Under the modified prospective method, compensation cost recognized in 2007 and 2006 includes: (1) compensation cost for all share-based payments granted prior to but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (2) compensation cost for all share-based payments granted and vested subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).

The Company accounts for equity instruments issued to non-employees in accordance with SFAS No. 123,Accounting for Stock-Based Compensation (“SFAS No. 123”), and Emerging Issues Task Force (“EITF”) Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services, (“EITF No. 96-18”).

Based on options granted to employees as of June 30, 2007, total compensation expense not yet recognized related to unvested options is approximately $3,351, after tax. The Company expects to recognize that expense over a weighted average period of 3.0 years.

The Company utilizes the Black-Scholes valuation model for estimating the fair value of all stock options granted. The fair value of each option is estimated on the date of grant. Set forth below are the weighted-average assumptions used in valuing the stock options granted and a discussion of the Company’s methodology for developing each of the assumptions used:

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Expected dividend yield	0%	0%	0%	0%
Expected volatility	50%	50%	50%	50%
Risk-free interest rate	4.51%-5.09%	5.21%	4.50%-5.09%	5.21%
Expected average life of options	3.0 years	3.0 years	3.0 years	3.0 years

•	Expected dividend yield — The Company does not pay regular dividends on its common stock and does not anticipate paying any dividends in the foreseeable future;
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

Comprehensive income (loss)

SFAS No. 130, Reporting Comprehensive Income (“SFAS No. 130”), requires the presentation of the comprehensive income (loss) and its components as part of the financial statements. Comprehensive income (loss) is comprised of net income and other changes in equity that are excluded from net income. The Company includes gains and losses on inter-company transactions with foreign subsidiaries that are considered to be long-term investments and translation gains and losses incurred when converting its subsidiaries’ financial statements from their functional currency to the U.S. dollar in accumulated other comprehensive income (loss). Comprehensive loss for the three months ended June 30, 2007 and 2006 was $5,270 and $2,997, respectively. Comprehensive loss for the six months ended June 30, 2007 and 2006 was $8,130 and $7,727, respectively.

Reclassifications

Certain prior period balances have been reclassified to conform to current period presentation.

Recent accounting pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company has not yet determined the impact of the adoption of this statement on its financial statements.

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

2.	Inventories

Inventories consist of the following:

	June 30,	December 31,
	2007	2006
Raw materials and supplies	$2,252	$2,133
Work-in-process	26,300	22,239
Finished goods	333	349
Total inventories	$28,885	$24,721

3.	Property, plant and equipment

Property, plant and equipment consist of the following:

	June 30,	December 31,
	2007	2006
Land and improvements	$5,173	$5,173
Buildings and leasehold improvements	25,146	25,074
Furniture and equipment	17,113	15,401
Software	4,578	4,499
Construction-in-progress	60,375	41,563
	112,385	91,710
Less: Accumulated depreciation and amortization	(15,809)	(13,536)
Total Property, plant and equipment, net	$96,576	$78,174

4.	Stockholders’ equity

Preferred stock

The Company is authorized to issue up to 15,000,000 shares of preferred stock, $0.001 par value per share (“Preferred Stock”). Any Preferred Stock issued may have dividend rates, voting rights, conversion privileges, redemption characteristics, and sinking fund requirements as approved by the Company’s Board of Directors. As of June 30, 2007, no Preferred Stock has been issued.

Common stock

The Company currently has one class of common stock, $0.001 par value per share (“Common Stock”), authorized and outstanding. The Company is authorized to issue up to 100,000,000 shares of Common Stock. Holders of Common Stock are entitled to one vote for each share of Common Stock held on all matters as may be provided by law.

On September 20, 2006, the Company’s Board of Directors recommended to the stockholders of the Company an amendment of the Company’s amended and restated certificate of incorporation, which the stockholders approved on October 27, 2006, that, among other things, reclassified the Company’s previously outstanding class A common stock, $0.01 par value per share, as Common Stock, increased the number of authorized shares of Common Stock to 100,000,000 shares and adjusted the par value of the Preferred Stock from $0.01 par value per share to $0.001 par value per share. The amendment became effective on October 27, 2006. On September 20, 2006, the Company’s Board of Directors also authorized the pricing committee of the Board of Directors to effect a stock split of the Common Stock, in the form of a dividend of shares of Common Stock, and the Company’s previously outstanding class B common stock, $0.01 par value per share (“Class B Common Stock”), in the form of a dividend of shares of Class B Common Stock. The pricing committee subsequently declared a 2.8771-for-one stock split of Common Stock and Class B Common Stock effective as of October 27, 2006.

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

Stock options

As of June 30, 2007, the Company has two stock-based employee compensation plans, the Emergent BioSolutions Inc. 2006 Stock Incentive Plan (the “2006 Plan”) and the Emergent BioSolutions Employee Stock Option Plan (the “2004 Plan”) (together, the “Emergent Plans”), under which the Company has granted options to purchase shares of Common Stock. The Emergent Plans have both incentive and non-qualified stock option features.

The 2006 Plan initially authorized the issuance of up to 1,089,461 shares of Common Stock. In addition, the 2006 Plan contains an “evergreen provision” that allows for increases in the number of shares authorized for issuance under the 2006 Plan in the first and third quarter of each year from 2007 through 2009. Each semi-annual increase in the number of shares will be equal to the lowest of: (1) a specified number of shares stipulated in the 2006 Plan; (2) a specified percentage of the aggregate number of shares outstanding; and (3) an amount determined by our Board of Directors. The maximum specified number of shares per semi-annual increase ranges from 428,700 to 937,900. The maximum specified percentage of outstanding shares for each semi-annual increase ranges from 1.5% to 3.0%. Accordingly, an aggregate of 1,503,405 shares of Common Stock are authorized for issuance under the 2006 Plan as of June 30, 2007. The Company has granted options to purchase a total of 1,323,261 shares of Common Stock under the 2006 Plan as of June 30, 2007. The maximum number of options that may be granted per year under the 2006 Plan to a single participant is 287,700. The exercise price of each incentive option must be not less than 100% of the fair market value of the shares on the date of grant. Options granted under the 2006 Plan have a vesting period of no more than 5 years and a contractual life of no more than 10 years. No shares remain reserved for issuance under the 2004 Plan.

Each option granted under the Emergent Plans becomes exercisable as specified in the relevant option agreement, and no option can be exercised after ten years from the date of grant. The following is a summary of stock option plan activity:

	2004 Plan		2006 Plan
	Number of Shares	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2006	2,936,389	$2.53	1,030,500	$10.13
Granted	-	-	376,761	10.51
Exercised	(2,134,234)	1.13	-	-
Forfeited	(39,222)	2.73	(84,000)	10.58
Cancelled	(5,214)	1.49	-	-
Outstanding at June 30, 2007	757,719	$6.46	1,323,261	$10.21	$3,024,765
Exercisable at June 30, 2007	388,496	$6.98	-	$-	$1,289,807

The weighted average remaining contractual term of options outstanding as of June 30, 2007 and December 31, 2006 was 5.9 and 3.2 years, respectively. The weighted average remaining contractual term of options exercisable as of June 30, 2007 and December 31, 2006 was 4.7 and 1.1 years, respectively.

The weighted average grant date fair value of options granted during the three and six months ended June 30, 2007 was $3.62 and $3.98, respectively. The total intrinsic value of options exercised during the three and six months ended June 30, 2007 was $15,575 and $20,359, respectively. The total fair value of shares vested during the three and six months ended June 30, 2007 was $274 and $383, respectively.

Stock-based compensation expense was recorded in the following financial statement line items:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Cost of sales	$19	$-	$34	$-
Research and development	90	14	175	21
Selling, general and administrative	522	179	951	268
Total stock-based compensation expense	$631	$193	$1,160	$289

A summary of the status of the Company’s non-vested stock options at June 30, 2007 is presented below:

	Emergent 2004 Plan		Emergent 2006 Plan
	Number of Shares	Weighted-Average Price	Number of Shares	Weighted-Average Price
Non-vested at December 31, 2006	537,532	$7.45	1,030,500	$10.13
Granted	-	-	376,761	10.51
Exercised	-	-	-	-
Vested	(129,948)	7.96	-	-
Forfeited	(38,361)	2.74	(84,000)	10.58
Non-vested at June 30, 2007	369,223	$7.76	1,323,261	$10.21

During the three and six months ended June 30, 2007, the Company received a tax benefit from stock options exercised of approximately $5,100 and $6,700, respectively.

5.	Income taxes

Significant components of the provision for income taxes attributable to operations consist of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Current
Federal	$(5,004)	$(1,794)	$(7,956)	$(6,949)
State	69	-	103	100
Total current	(4,935)	(1,794)	(7,853)	(6,849)
Deferred
Federal	1,568	(1,133)	2,343	(832)
State	250	(35)	277	(3)
Total deferred	1,818	(1,168)	2,620	(835)
Total benefit for income taxes	$(3,117)	$(2,962)	$(5,233)	$(7,684)

The estimated effective annual tax rate for the six months ended June 30, 2007 and 2006 was 41% and 50%, respectively. The estimated effective tax rate differs from statutory rates due primarily to the impact of foreign and state net operating losses and permanent differences, including incentive stock options.

In June 2006, the FASB issued FASB Interpretation 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company recognize in its financial statements the impact of a tax position if that position is more likely than not to be sustained on audit based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure.

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized, as a cumulative effect of change in accounting principle, a $607 increase in tax-related liabilities for unrecognized tax benefits and a $607 reduction to beginning retained earnings. The Company recognizes interest in interest expense and recognizes potential penalties related to unrecognized tax benefits in selling, general and administrative expense. The Company accrued approximately $172 for the payment of interest and penalties as of June 30, 2007.

As of January 1, 2007, the Company recorded approximately $607 for unrecognized tax benefits, including accrued interest and penalties, related to prior years. During the six months ended June 30, 2007, the Company accrued $37 of interest expense related to unrecognized tax benefits of prior years. Substantially all of these reserves would impact the effective tax rate if released into income. Of the total unrecognized tax benefits recorded at June 30, 2007, $60 is classified as a current liability and $584 is classified as a non-current liability on the balance sheet. As of June 30, 2007, $426 of unrecognized tax benefits will reverse within the next twelve months.

The Company’s federal and state income tax returns for the tax years 2003, 2004, 2005 and 2006 remain open to examination. The Company’s tax returns in the United Kingdom remain open to examination for the tax years 2001, 2002, 2003, 2004, 2005 and 2006, and tax returns in Germany remain open indefinitely. A federal income tax audit of the Company's tax return for the 2004 tax year was completed in March 2007. As a result of this audit, the Company paid an assessment of $722, including $96 of interest. The Company is the subject of an ongoing federal income tax audit for the tax year ended December 31, 2005. The financial statement impact of the audit has been estimated at approximately $257, including $27 of interest. This amount has been accrued as of June 30, 2007.

6.	Litigation

From time to time, the Company is involved in product liability claims and other litigation considered normal in the nature of its business. The Company does not believe that any such proceedings would have a material, adverse effect on the results of its operations. For claims filed against the Company for use of BioThrax by the DoD, the Company expects to rely on contractual indemnification provisions with the DoD, statutory protections and product liability insurance to limit its potential liability resulting from the pending lawsuits.

7.	Segment information

The Company operates in two business segments: biodefense and commercial. In the biodefense business, the Company develops, manufactures and commercializes immunobiotics, consisting of vaccines and therapeutics, for use against biological agents that are potential weapons of bioterrorism and biowarfare. Revenues in this segment relate to the Company’s FDA-approved product, BioThrax. In the commercial business, the Company develops immunobiotics for use against infectious diseases that have resulted in significant unmet or underserved public health needs. Revenues in this segment consist predominantly of milestone payments and development and grant revenues received under collaboration and grant arrangements. The “All Other” segment relates to the general operating costs of the business and includes costs of the centralized services departments that are not allocated to the other segments. The assets in this segment consist primarily of cash and fixed assets.

	Reportable Segments
	Biodefense	Commercial	All Other	Total
Six Months Ended June 30, 2007
External revenue	$47,964	$1,670	$-	$49,634
Inter-segment revenue (expense)	-	-	-	-
Research and development	16,183	11,551	1,178	28,912
Interest income	-	-	1,473	1,473
Interest expense	-	-	(47)	(47)
Depreciation and amortization	1,685	444	203	2,332
Net income (loss)	9,353	(13,533)	(3,470)	(7,650)
Assets	126,462	16,425	64,109	206,996
Expenditures for long-lived assets	25,251	632	1,460	27,343
Six Months Ended June 30, 2006
External revenue	$20,149	$3,520	$-	$23,669
Inter-segment revenue	-	-	-	-
Research and development	7,174	8,274	248	15,696
Interest income	-	-	326	326
Interest expense	-	-	(232)	(232)
Depreciation and amortization	1,539	378	85	2,002
Net income (loss)	(868)	(6,062)	(760)	(7,690)
Assets	63,101	16,009	40,003	119,113
Expenditures for long-lived assets	3,504	1,633	9,284	14,421

The accounting policies of the segments are the same as those described in Note 1 — Summary of significant accounting policies. There are no inter-segment transactions.

8.	Related party transactions

The Company has engaged Wilmer Cutler Pickering Hale and Dorr LLP ("WilmerHale") to provide legal services. The Company's Senior Vice President Legal Affairs and General Counsel is married to a partner at WilmerHale, who has not participated in providing legal services to the Company. The Company has incurred fees for legal services rendered by WilmerHale of approximately $544 in 2007. Of this amount, approximately $194 was in accounts payable at June 30, 2007.

For the six months ended June 30, 2007 and 2006, the Company paid approximately $110 and $246, respectively, in consulting, lease and transportation agreements with various persons or entities affiliated with the Chief Executive Officer or members of the Board of Directors. Of these amounts, approximately $2 was in accounts payable at both June 30, 2007 and 2006. The Company currently has an agreement with a director to perform corporate strategic issues consultation and direct project support to the marketing and communications group, and an agreement with a company owned by the Chief Executive Officer to provide transportation and logistical support.

9.	Indebtedness

On June 8, 2007, the Company entered into a loan agreement with Fifth Third Bank, whereby Fifth Third Bank agreed to extend to the Company a revolving line of credit up to $15,000. Collateral for this loan consist of accounts receivable under supply contracts with the DoD and HHS. The Company can borrow under this line of credit through May 2008, at which time the agreement expires. No borrowings under this revolving line of credit were outstanding as of June 30, 2007.

On June 29, 2007, the Company entered into a loan agreement with HSBC Realty Credit Corporation (USA) ("HSBC") under which HSBC provided the Company with a term loan of $30 million. This loan replaced a prior loan arrangement with HSBC under which HSBC agreed to loan the Company $15 million, consisting of a $10 million term loan and a $5 million revolving line of credit. On July 3, 2007, the Company received and recorded $14,806 in net proceeds related to the new loan agreement. Under the new loan agreement, the Company is required to make monthly payments in the amount of $250 in principal plus accrued interest beginning in August 2007, with a residual principal payment due upon maturity in June 2012. Interest on the loan accrues at an annual rate of LIBOR plus 2.75%. Payment of the loan is secured by substantially all of the assets of Emergent BioDefense Operations, other than accounts receivable under BioThrax supply contracts with the DoD and HHS that are pledged as collateral to secure the $15 million revolving line of credit with Fifth Third Bank.

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

Overview

We are a biopharmaceutical company focused on the development, manufacture and commercialization of immunobiotics, consisting of vaccines and therapeutics that assist the body's immune system to prevent or treat disease. We operate in two business segments: biodefense and commercial. Our biodefense business focuses on immunobiotics for use against biological agents that are potential weapons of bioterrorism and biowarfare. Our marketed product, BioThrax® (Anthrax Vaccine Adsorbed), or BioThrax, is the only vaccine approved by the U.S. Food and Drug Administration, or FDA, for the prevention of anthrax infection. Our commercial business focuses on immunobiotics for use against infectious diseases and other medical conditions that have resulted in significant unmet or underserved public health needs. We expect to continue to seek to obtain marketed products and development stage product candidates through acquisitions and licensing arrangements with third parties.

Our biodefense business has generated net income for each of the last three fiscal years. However, in our commercial business, we have not received approval to market any of our product candidates and, to date, have not received any product sales revenues.

Our only sources of revenue in our commercial business are development grant funding and an upfront license fee and additional payments for development work under a collaboration agreement with Sanofi Pasteur. As a result, our commercial business has incurred a net loss for each of the last three fiscal years.

Biodefense

We have derived and expect for the foreseeable future to continue to derive substantially all of our revenues from BioThrax sales to the U.S. Department of Defense, or the DoD, and the U.S. Department of Health and Human Services, or HHS. Our total revenues from BioThrax sales were $127.3 million in 2005, $148.0 million in 2006 and $48.0 million for the six months ended June 30, 2007. We are focused on increasing sales of BioThrax to U.S. government customers, expanding the market for BioThrax to other customers and pursuing label expansions and improvements for BioThrax.

In addition to BioThrax, our biodefense product portfolio includes multiple biodefense product candidates in preclinical development and a next generation anthrax vaccine program, which includes a product candidate in Phase I clinical development. We are independently developing an anthrax immune globulin candidate, in part with funding from the National Institute of Allergy and Infectious Diseases, or the NIAID. We have entered into collaboration agreements with the U.K. Health Protection Agency, or HPA, for the development of a recombinant bivalent botulinum vaccine candidate and a new botulinum toxoid vaccine that we plan to use as the basis for a botulinum immune globulin candidate. We are actively pursuing additional government sponsored development grants and working with various government agencies to encourage them to conduct studies relating to BioThrax and our other biodefense product candidates.

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

Manufacturing Infrastructure

We operate vaccine manufacturing facilities at a multi-building campus on approximately 12.5 acres in Lansing. To augment our existing manufacturing capabilities, we are constructing a new 50,000 square foot manufacturing facility on our Lansing campus. We expect the facility to cost approximately $75 million when complete, including approximately $55 million for the building and associated capital equipment, with the balance related to validation and qualification activities required for regulatory approval and initiation of manufacturing. We have incurred costs of approximately $56 million for these purposes through June 2007.

We substantially completed construction of this facility in 2006, and expect to conduct installation, validation and qualification activities required for regulatory approval during 2007 and 2008. This new facility is a large scale manufacturing plant that we can use to produce multiple vaccine products, subject to complying with appropriate change-over procedures. We also own two buildings in Frederick that are available to support our future manufacturing requirements. We have incurred costs of approximately $2 million through June 2007 related to initial engineering design and preliminary utility build out of these facilities. Because we are in the preliminary planning stages of our Frederick build out, we cannot reasonably estimate the timing and costs that would be necessary to complete this project. If we proceed with this project, we expect the costs to be substantial and to likely require external sources of funds to finance the project. We may elect to lease all or a substantial portion of one of these facilities to third parties.

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

On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses, fair value of stock related to stock-based compensation and income taxes. We based our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the reported amounts of revenues and expenses that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

We have generated BioThrax sales revenues under U.S. government contracts with the DoD and HHS. Under the DoD contract, we invoice the DoD for progress payments upon reaching contractually specified stages in the manufacture of BioThrax. We record as deferred revenue the full amount of each progress payment invoice that we submit to the DoD. The earnings process is complete upon FDA release of the product for sale and distribution. Following FDA release of the product, we segregate the product for later shipment and recognize as period revenue all deferred revenue related to the released product in accordance with the “bill and hold” sale requirements under SAB 104. At that time, we also invoice the DoD for the final progress payment and recognize the amount of that invoice as period revenue. Under previous contracts with HHS, we invoiced HHS and recognized the related revenues upon delivery of the product to the government carrier, at which time title to the product passed to HHS.

Under the collaboration agreement that we entered into with Sanofi Pasteur in May 2006 for our meningitis B vaccine candidate, we received an upfront license fee and are entitled to additional payments for development work under the collaboration and upon achieving contractually defined development and commercialization milestones. We evaluated the various components of the collaboration in accordance with Emerging Issues Task Force, or EITF, Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, or EITF No. 00-21, which addresses whether, for revenue recognition purposes, there is one or several units of accounting in an arrangement. We concluded that under EITF No. 00- 21, the upfront license fee, the development work and the milestone payments under our agreement with Sanofi Pasteur should be accounted for as a single unit of accounting.

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

We have historically incurred net operating losses for income tax purposes in some states and in some foreign jurisdictions, primarily the United Kingdom. The amount of the deferred tax assets on our balance sheet reflects our expectations regarding our ability to use our net operating losses to offset future taxable income. The applicable tax rules in particular jurisdictions limit our ability to use net operating losses as a result of ownership changes. In particular, we believe that these rules will significantly limit our ability to use net operating losses generated by Microscience Limited, or Microscience, and Antex Biologics, Inc., or Antex, prior to our acquisition of Microscience in June 2005 and our acquisition of substantially all of the assets of Antex in May 2003.

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

We value our share-based payment transactions using the Black-Scholes valuation model. Under the modified prospective method, we recognize compensation cost in our financial statements for all awards granted after January 1, 2006 and for all awards outstanding as of January 1, 2006 for which the requisite service had not been rendered as of the date of adoption. We measure the amount of compensation cost based on the fair value of the underlying equity award on the date of grant. We recognize compensation cost over the period that an employee provides service in exchange for the award. We recorded stock-based compensation expense of $631 and $1,160 for the three and six months ended June 30, 2007, respectively, and $193 and $289 for the three and six months ended June 30, 2006, respectively.

The effect of adopting SFAS No. 123(R) on net loss and net loss per share is not necessarily representative of the effects in future years due to, among other things, the vesting period of the stock options and the fair value of additional stock option grants in future years. Based on options granted to employees as of June 30, 2007, total compensation expense not yet recognized related to unvested options is approximately $3.4 million, after tax. We expect to recognize that expense over a weighted average period of 3.0 years. Based on options granted to employees as of June 30, 2007, we expect to recognize amortization of stock-based compensation, after tax, of approximately $0.8 million during the remainder of 2007, $1.4 million in 2008, $1.1 million in 2009, and $86,000 in 2010.

Financial Operations Overview

Revenues

Since 1998, we have been a party to two supply agreements for BioThrax with the DoD. Pursuant to these contracts, we have supplied approximately 10 million doses of BioThrax through June 2007 for immunization of military personnel. Our most recent contract with the DoD, as amended in October 2006, provided for the supply of a minimum of approximately 1.5 million doses of BioThrax to the DoD through September 2007. As a result of a further amendment of the DoD contract in June 2007, we completed delivery of all doses to the DoD under this contract prior to June 30, 2007.

On May 7, 2007, the DoD issued a request for proposal, or RFP, for the manufacture, storage and delivery of BioThrax during a base contract period from October 2007 through September 2008, with three one-year option periods through September 2011. The RFP seeks a minimum of 1.0 million doses and a maximum of 3.6 million doses of BioThrax during the base year with options to purchase a minimum of 1.0 million doses and a maximum of 3.6 million doses in each of the three option periods. The RFP also seeks up to an additional 70,000 doses of BioThrax in the base year and in each of the three option years for foreign military sales. We submitted a response to this RFP on July 3, 2007.

Since May 2005, we have supplied 10.0 million doses of BioThrax to HHS for inclusion in the strategic national stockpile, or SNS, under a base contract for 5.0 million doses for a fixed price of $123 million and a modification for an additional 5.0 million doses for a fixed price of $120 million. We completed delivery of all doses to HHS under this contract in February 2007. On May 3, 2007, HHS issued an RFP for the procurement of another 10.4 million doses of BioThrax during a base contract period from July 2007 through September 2010, with the option for HHS to acquire up to an additional 8.35 million doses of BioThrax during the same period. We submitted a response to this RFP on June 8, 2007.

We have provided responses to the RFPs and entered into negotiations with both the DoD and HHS with respect to the entry into new agreements.  We currently anticipate that we will be able to enter into at least one of these agreements before the end of the third quarter.  However, the negotiating process is complex and involves a number of factors, and it is possible that neither agreement will be consummated prior to the end of the third quarter.

In May 2006, we entered into a collaboration agreement with Sanofi Pasteur relating to the development and commercialization of our meningitis B vaccine candidate under which we granted Sanofi Pasteur an exclusive, worldwide license under our proprietary technology to develop and commercialize our meningitis B vaccine candidate and received a $3.8 million upfront license fee. This agreement also provides for a series of milestone payments upon the achievement of specified development and commercialization objectives, payments for development work under the collaboration and royalties on net sales of this product. We deferred the upfront license fee, milestone payments and development reimbursement payments under this agreement, and record revenue in accordance with our revenue recognition policies.

Our revenue, operating results and profitability have varied, and we expect that they will continue to vary, on a quarterly basis, primarily because of the timing of our fulfilling orders for BioThrax and work done under new and existing contracts and grants.

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

We determine the cost of product sales for doses sold for a period based on the average manufacturing cost per dose for the period in which the doses sold were produced. We calculate the average manufacturing cost per dose by dividing the actual costs of manufacturing in the applicable period by the number of units produced in that period. In addition to the fixed and variable manufacturing costs described above, the average manufacturing cost per dose depends on the efficiency of the manufacturing process, utilization of available manufacturing capacity and the production yield for the period of production.

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

We expect to continue to incur significant development spending for all of our biodefense product candidates as our product development activities continue and we prepare for regulatory submissions and other regulatory activities. We expect our development expenses in our commercial business to increase in connection with our ongoing activities, particularly as we conduct additional and later stage clinical trials for our product candidates.

We expect that the magnitude of our research and development spending will be dependent upon such factors as the results from our ongoing preclinical studies and clinical trials, the size, structure and duration of any follow-on clinical program that we may initiate, costs associated with manufacturing our product candidates on a large scale basis for later stage clinical trials, our ability to use data generated by government agencies, such as the ongoing studies by the Centers for Disease Control and Prevention, or the CDC, with BioThrax, and our ability to rely upon and utilize clinical and non-clinical data, such as the data generated by the CDC from use of the pentavalent botulinum toxoid vaccine previously manufactured by the State of Michigan.

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

Total Other Income (Expense)

Total other income (expense) consists principally of interest income and interest expense. We earn interest on our cash, cash equivalents and short-term investments, and we incur interest expense on our indebtedness. We capitalize interest expense in accordance with Statement of Financial Accounting Standards No. 34, Capitalization of Interest Cost, based on the cost of major ongoing projects which have not yet been placed in service, such as our new manufacturing facility. Our total interest cost will increase in future periods as compared to prior periods as a result of the mortgage loan that we entered into in April 2006 and the term loans that we entered into in August 2006 and June 2007, as well as any borrowings under our revolving line of credit. In addition, some of our existing debt arrangements provide for increasing amortization of principal payments in future periods.

Results of Operations

Quarter Ended June 30, 2007 Compared to Quarter Ended June 30, 2006

Revenues

Product sales revenues in our biodefense segment increased by $14.3 million to $22.5 million for the three months ended June 30, 2007 from $8.2 million for the three months ended June 30, 2006. This increase in product sales revenues was primarily due to a 169% increase in the number of doses of BioThrax delivered and a 2% increase in the average sales price per dose. Product sales revenues for the three months ended June 30, 2007 consisted of BioThrax sales to the DoD of $22.5 million. Product sales revenues for the three months ended June 30, 2006 consisted of BioThrax sales to HHS of $6.3 million and to the DoD of $1.9 million.

Contracts and grant revenues in our commercial segment decreased by $2.6 million to $668,000 for the three months ended June 30, 2007 from $3.2 million for the three months ended June 30, 2006. Contracts and grant revenues for the three months ended June 30, 2007 consisted of $668,000 from recognition of the upfront payment received in 2006 and development program revenue from the Sanofi Pasteur collaboration. Contracts and grants revenues for the three months ended June 30, 2006 consisted of $1.8 million from recognition of the upfront payment received in 2006 and development program revenue from the Sanofi Pasteur collaboration, and $1.5 million in grant revenue from the Wellcome Trust.

Cost of Product Sales

Cost of product sales increased by $4.3 million to $5.8 million for the three months ended June 30, 2007 from $1.5 million for the three months ended June 30, 2006. This increase was primarily attributable to a 169% increase in the number of doses delivered, coupled with increased costs associated with our annual production shut-down, the related impact on production yield, and the write-off of waste during the period.

Research and Development Expense

Research and development expenses increased by $6.6 million, or 99%, to $13.3 million for the three months ended June 30, 2007 from $6.7 million for the three months ended June 30, 2006. This increase reflects increased expenses of $3.8 million in the biodefense segment, $2.4 million in the commercial segment, and approximately $472,000 in other research and development expense.

The increase in biodefense spending, detailed in the table below, was attributable to increased efforts on all our biodefense programs as we completed various studies and began subsequent studies and trials. This increase primarily reflects additional personnel and contract service costs.

The increase in spending for BioThrax enhancements is related to conducting animal efficacy studies to support applications for marketing approval of these enhancements, which we expect to submit to the FDA in late 2008 or 2009. The increase in spending for our immune globulin candidate development programs related primarily to costs associated with the plasma collection and fractionation program for our anthrax immune globulin. The increase in spending for the recombinant botulinum vaccine program, which is in preclinical development, resulted from advancing this program to the process development stage. The increase in spending for the next generation anthrax vaccine program, which has product candidates in preclinical and Phase I clinical development, resulted from feasibility studies and formulation development of product candidates. We continue to assess, and may alter, our future development plans for our products based on the interest of the U.S. government or other non-governmental organizations in providing funding for further development or procurement.

The increase in commercial spending, detailed in the table below, primarily reflects additional personnel and contract service costs. The spending in 2007 for our typhoid vaccine candidate resulted from the ongoing Phase II study in Vietnam, which commenced in the first quarter 2007. The spending in 2006 for typhoid resulted from ongoing work for the Phase I clinical trial in Vietnam, completed in the second quarter of 2006. The spending in 2007 for our hepatitis B therapeutic vaccine candidate resulted from conducting our Phase II clinical trial which commenced in the first quarter 2007. The spending in 2007 for our group B streptococcus vaccine candidate resulted from costs associated with preparation for Phase I clinical trials for two of the protein components of the vaccine candidate, which the NIAID has agreed to sponsor. Both our chlamydia vaccine and meningitis B vaccine candidates are in preclinical development.

The increase in other research and development expenses was primarily attributable to spending associated with preclinical programs that we acquired from ViVacs GmbH, or ViVacs, in July 2006.

Our principal research and development expenses for the three months ended June 30, 2007 and 2006 are shown in the following table:

	Three Months Ended
	June 30,
(in thousands)	2007	2006

Biodefense:
BioThrax enhancements	$1,172	$519
Immune globulin	3,606	1,327
Recombinant bivalent botulinum vaccine	1,017	241
Next generation anthrax vaccine	436	351
Total biodefense	6,231	2,438
Commercial:
Typhoid vaccine	2,738	1,757
Hepatitis B therapeutic vaccine	1,327	157
Group B streptococcus vaccine	1,431	1,308
Chlamydia vaccine	939	238
Meningitis B vaccine	130	729
Total commercial	6,565	4,189
Other	546	74
Total	$13,342	$6,701

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $3.2 million, or 34%, to $12.7 million for the three months ended June 30, 2007 from $9.4 million for the three months ended June 30, 2006. Selling, general and administrative expenses related to our biodefense segment increased by $2.4 million, or 32%, to $9.8 million for the three months ended June 30, 2007 from $7.4 million for the three months ended June 30, 2006.

Selling, general and administrative expenses related to our commercial segment increased by $858,000, or 42%, to $2.9 million for the three months ended June 30, 2007 from $2.0 million for the three months ended June 30, 2006. The increase in both segments was primarily attributable to an increase in general and administrative expenses of approximately $2.5 million resulting from the addition of personnel related to our transition to a publicly traded company and increased legal and other professional services for our headquarters organization.

Total Other Income (Expense)

Total other income increased by $401,000 to $579,000 for the three months ended June 30, 2007 from $178,000 for the three months ended June 30, 2006. This increase resulted primarily from an increase in interest income of $476,000 as a result of higher investment return on increased average cash balances, including the net proceeds of our initial public offering, a decrease in interest expense of $41,000 related primarily to the capitalization of interest based on the cost of major ongoing capital projects which have not yet been placed in service, and a decrease in other income of $116,000.

Income Taxes

Benefit from income taxes increased by $155,000 to $3.1 million for the three months ended June 30, 2007 from $3.0 million for the three months ended June 30, 2006. Our effective tax rate was 39% for the three months ended June 30, 2007 and 49% for the three months ended June 30, 2006. The effective estimated annual tax rate differs from statutory rates due primarily to the impact of foreign and state net operating losses and permanent differences, including incentive stock options. The benefit from income taxes also reflects research and development tax credits of $289,000 for the three months ended June 30, 2007 and $0 for the three months ended June 30, 2006.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Revenues

Product sales revenues in our biodefense segment increased by $27.6 million to $48.0 million for the six months ended June 30, 2007 from $20.4 million for the six months ended June 30, 2006. This increase in product sales revenues was primarily due to a 143% increase in the number of doses of BioThrax delivered, partially offset by a 3% decrease in average sales price per dose.

Product sales revenues for the six months ended June 30, 2007 consisted of BioThrax sales to HHS of $21.7 million and to the DoD of $26.2 million. Product sales revenues for the six months ended June 30, 2006 consisted of BioThrax sales to HHS of $17.9 million, sales to the DoD of $1.9 million and aggregate international and other sales of $630,000.

Contracts and grant revenues in our commercial segment decreased by $1.6 million to $1.7 million for the six months ended June 30, 2007 from $3.3 million for the six months ended June 30, 2006. Contracts and grant revenues for the six months ended June 30, 2007 consisted of $1.7 million from recognition of the upfront payment received in 2006 and development program revenue from the Sanofi Pasteur collaboration. Contracts and grant revenues for the six months ended June 30, 2006 consisted of $1.8 million from recognition of the upfront payment and development program revenues from the Sanofi Pasteur collaboration and $1.5 million in grant revenue from the Wellcome Trust.

Cost of Product Sales

Cost of product sales increased by $7.0 million to $11.4 million for the six months ended June 30, 2007 from $4.4 million for the six months ended June 30, 2006. This increase was primarily attributable to a 143% increase in the number of doses delivered, coupled with increased costs associated with our annual production shut-down, the related impact on production yield, and the write-off of waste during the period.

Research and Development Expense

Research and development expenses increased by $13.2 million, or 84%, to $28.9 million for the six months ended June 30, 2007 from $15.7 million for the six months ended June 30, 2006. This increase reflects increased expenses of $9.1 million in the biodefense segment, $3.3 million in the commercial segment, and approximately $791,000 million in other research and development expense.

The increase in biodefense spending, detailed in the table below, was attributable to increased efforts on all our biodefense programs as we completed various studies and began subsequent studies and trials. This increase primarily reflects additional personnel and contract service costs. The increase in spending for BioThrax enhancements is related to preparing for and conducting animal efficacy studies to support applications for marketing approval of these enhancements, which we expect to submit to the FDA in late 2008 or 2009. The increase in spending for our immune globulin candidate development programs related primarily to costs associated with the plasma collection and fractionation program for our anthrax immune globulin.

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

The increase in commercial spending, detailed in the table below, primarily reflects additional personnel and contract service costs. The spending in 2007 for our typhoid vaccine candidate resulted from the ongoing Phase II study in Vietnam, which commenced in the first quarter 2007. The spending in 2006 for typhoid resulted from ongoing work for the Phase I clinical trial in Vietnam, completed in the second quarter of 2006. The spending in 2007 for our hepatitis B therapeutic vaccine candidate resulted from preparing for and initiating our Phase II clinical trial which commenced in the first quarter 2007. The spending in 2007 for our group B streptococcus vaccine candidate resulted from costs associated with preparation for Phase I clinical trials for two of the protein components of the vaccine candidate, which the NIAID has agreed to sponsor. Both our chlamydia vaccine and meningitis B vaccine candidates are in preclinical development.

The increase in other research and development expenses was primarily attributable to spending associated with preclinical programs that we acquired from ViVacs in July 2006.

Our principal research and development expenses for the six months ended June 30, 2007 and 2006 are shown in the following table:

	Six Months Ended
	June 30,
(in thousands)	2007	2006

Biodefense:
BioThrax enhancements	$3,201	$2,264
Immune globulin	9,560	3,858
Recombinant bivalent botulinum vaccine	2,414	701
Next generation anthrax vaccine	1,147	351
Total biodefense	16,322	7,174
Commercial:
Typhoid vaccine	4,522	3,243
Hepatitis B therapeutic vaccine	2,468	1,206
Group B streptococcus vaccine	2,580	1,835
Chlamydia vaccine	1,394	647
Meningitis B vaccine	587	1,343
Total commercial	11,551	8,274
Other	1,039	248
Total	$28,912	$15,696

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $4.7 million, or 24%, to $23.9 million for the six months ended June 30, 2007 from $19.2 million for the six months ended June 30, 2006. Selling, general and administrative expenses related to our biodefense segment increased by $2.8, or 18%, to $18.6 million for the six months ended June 30, 2007 from $15.8 million for the six months ended June 30, 2006.

Selling, general and administrative expenses related to our commercial segment increased by $1.9 million, or 55%, to $5.2 million for the six months ended June 30, 2007 from $3.3 million for the six months ended June 30, 2006. The increase in both segments was primarily attributable to an increase in general and administrative expenses of approximately $3.7 million resulting from the addition of personnel related to our transition to a publicly traded company and increased legal and other professional services for our headquarters organization.

Total Other Income (Expense)

Total other income increased by $1.4 million to $1.6 million for the six months ended June 30, 2007 from $218,000 for the six months ended June 30, 2006. This increase resulted primarily from an increase in interest income of $1.1 million as a result of higher investment return on increased average cash balances, including the net proceeds of our initial public offering, a decrease in interest expense of $185,000 related primarily to the capitalization of interest based on the cost of major ongoing capital projects which have not yet been placed in service, and an increase in other income of $54,000.

Income Taxes

Benefit from income taxes decreased by $2.5 million to $5.2 million for the six months ended June 30, 2007 from $7.7 million for the six months ended June 30, 2006. Our effective tax rate was 41% for the six months ended June 30, 2007 and

50% for the six months ended June 30, 2006. The effective estimated annual tax rate differs from statutory rates due primarily to the impact of foreign and state net operating losses and permanent differences, including incentive stock options. The benefit from income taxes also reflects research and development tax credits of $515,000 for the six months ended June 30, 2007 and $0 for the six months ended June 30, 2006.

Liquidity and Capital Resources

Sources of Liquidity

We require cash to meet our operating expenses and for capital expenditures, acquisitions and principal and interest payments on our debt. We have funded our cash requirements from inception through June 30, 2007 principally with a combination of revenues from BioThrax product sales, debt financings of facilities and equipment leases, revenues under our collaboration agreement with Sanofi Pasteur, development funding from government entities and non-government and philanthropic organizations, the proceeds from our initial public offering, and to a lesser extent, from the sale of our common stock upon exercise of stock options. We have operated profitably for each of the years in the three year period ended December 31, 2006.

As of June 30, 2007, we had cash and cash equivalents of $34.0 million. On November 20, 2006, we completed our initial public offering, in which we raised $54.2 million, net of issuance costs.

Cash Flows

The following table provides information regarding our cash flows as of June 30, 2007 and 2006:

	Six Months Ended
(in thousands)	June 30,
	2007	2006
Net cash provided by (used in):
Operating activities(1)	$(14,068)	$(13,664)
Investing activities	(27,343)	(14,421)
Financing activities	(1,027)	7,528
Total net cash used	$(42,438)	$(20,557)

(1) Includes the effect of exchange rate changes on cash and cash equivalents.

Net cash used in operating activities of $14.1 million for the six months ended June 30, 2007 resulted principally from a decrease in income taxes payable of $13.7 million due to the timing of payment of our 2006 income tax liability, billed but uncollected accounts receivable from the DoD of $18.8 million at June 30, 2007, a non-cash benefit from income taxes of $13.9 million, reflecting our net loss before benefit from income taxes for the period and tax deductible compensation expense from stock option exercises, and our net loss of $7.7 million for the six months ended June 30, 2007, partially offset by $43.3 million received from the DoD and HHS relating to amounts billed in December 2006.

Net cash used in operating activities of $13.7 million for the six months ended June 30, 2006 resulted principally from our net loss of $7.7 million, a non-cash benefit from income taxes of $8.2 million reflecting our net loss before benefit from income taxes for the period, and an increase in inventories of $12.2 million, reflecting the value of work in process for BioThrax lots being manufactured or awaiting delivery, partially offset by an increase in deferred revenue of $22.6 million, related to progress billings to the DoD for product not yet released or shipped and therefore not recorded as revenue.

Net cash used in investing activities for the six months ended June 30, 2007 and 2006 resulted principally from the purchase of property, plant and equipment. Capital expenditures of $27.3 million and $14.4 million for the six months ended June 30, 2007 and 2006, respectively, relate primarily to construction, installation, validation and qualification activities for our new building in Lansing and, in 2006, the purchase of our second facility in Frederick.

Net cash used in financing activities of $1.0 million for the six months ended June 30, 2007 resulted primarily from $10.2 million of principal payments on long-term indebtedness, including the repayment of $8.9 million from our revolving line of credit with Fifth Third Bank, partially offset by $2.4 million in proceeds from the exercise of stock options and $6.7 million related to excess tax benefits from the exercise of stock options.

Net cash provided by financing activities of $7.5 million for the six months ended June 30, 2006 resulted primarily from proceeds from the financing of the purchase of our Frederick facility in May 2006.

Debt Financing

As of June 30, 2007, we had $32.6 million principal of debt outstanding, comprised primarily of the following:

•

$2.5 million outstanding under a forgivable loan from the Department of Business and Economic Development of the State of Maryland used to finance eligible costs incurred to purchase the first facility in Frederick;

•	$6.8 million outstanding under a mortgage loan from Mercantile Potomac Bank used to finance the remaining portion of the purchase price for the first Frederick facility;
•	$8.3 million outstanding under a mortgage loan from HSBC Realty Credit Corporation (USA) used to finance the purchase price for the second Frederick facility;
•	$0.3 million outstanding under a term loan from Fifth Third Bank used to finance the purchase of an enterprise resource planning system;
•

$9.7 million outstanding under a term loan from HSBC Realty Credit Corporation (USA) used to finance a portion of the costs of our facility expansion in Lansing, which has been refinanced as described below; and

•	$5.0 million outstanding under a $5.0 million revolving line of credit with HSBC Realty Credit Corporation (USA), which has been refinanced as described below.

We also have a revolving line of credit for up to $15.0 million with Fifth Third Bank. We can borrow under this line of credit through May 2008.

On June 29, 2007, we entered into a loan agreement with HSBC Realty Credit Corporation (USA) under which HSBC provided us with a term loan of $30 million. This loan replaced our loan arrangement with HSBC under which HSBC had provided a $10 million term loan and a $5 million revolving line of credit. On July 3, 2007, we received and recorded $14.8 million in net proceeds related to the new loan agreement. Under the new loan agreement, we are required to make monthly payments in the amount of $250,000 in principal plus accrued interest beginning in August 2007, with a residual principal payment due upon maturity in June 2012. Interest on the loan accrues at an annual rate of LIBOR plus 2.75%. Payment of the loan is secured by substantially all of the assets of Emergent BioDefense Operations, other than accounts receivable under BioThrax supply contracts with the DoD and HHS that are pledged as collateral to secure a $15 million revolving line of credit with Fifth Third Bank.

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

We may seek to raise additional external debt financing to provide additional financial flexibility. Our committed external sources of funds consist of the remaining borrowing availability under our revolving line of credit with Fifth Third Bank, development funding under our collaboration agreement with Sanofi Pasteur, funding from the NIAID, including for animal efficacy studies of our anthrax immune globulin candidate and clinical trials for our group B streptococcus vaccine candidate, and funding from the Wellcome Trust for our Phase II clinical trial of our typhoid vaccine candidate in Vietnam. Our ability to borrow additional amounts under our loan agreements is subject to our satisfaction of specified conditions. Our future capital requirements will depend on many factors, including:

• the level and timing of BioThrax product sales and cost of product sales;
• the timing of, and the costs involved in, constructing our new manufacturing facility in Lansing and the build out of our manufacturing facilities in Frederick;
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

Additional equity or debt financing, grants, or corporate collaboration and licensing arrangements may not be available on acceptable terms, if at all. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate our research and development programs or reduce our planned commercialization efforts. If we raise additional funds by issuing equity securities, our stockholders may experience dilution. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any debt financing or additional equity that we raise may contain terms, such as liquidation and other preferences, that are not favorable to us or our stockholders. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish valuable rights to our technologies or product candidates or grant licenses on terms that may not be favorable to us.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls or procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2007, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the six months ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

BioThrax product liability litigation. On October 14, 2005, January 9, 2006 and January 17, 2006, we were named as a defendant in three federal lawsuits filed on behalf of three individuals who claimed damages resulting from personal injuries allegedly suffered because of vaccinations of BioThrax by the DoD.

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

We have derived and expect for the foreseeable future to continue to derive substantially all of our revenue from sales of BioThrax, our FDA-approved anthrax vaccine and only marketed product. In 2006 and for the six months ended June 30, 2007, we derived substantially all of our revenue from our BioThrax contracts with the DoD and HHS. The DoD has issued an RFP for the manufacture, storage and delivery of up to an additional 14.68 million doses of BioThrax through September 2011 and HHS has issued an RFP for the procurement of up to an additional 18.75 million doses of BioThrax through September 2010, though neither the DoD nor HHS has awarded a new contract to us. We may not be awarded a follow-on contract by either the DoD or HHS, or we may be awarded a contract on less favorable terms than our prior contracts with the DoD and HHS.

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

Our principal customer for BioThrax, our only marketed product, is the U.S. government. In addition, we anticipate that the U.S. government will be the principal customer for any other biodefense products that we successfully develop. Over its lifetime, a U.S. government program may be implemented through the award of many different individual contracts and subcontracts. The funding of government programs is subject to Congressional appropriations, generally made on a fiscal year basis even though a program may continue for several years. For example, our prior DoD contracts for BioThrax were structured with one base year during which the DoD agreed to purchase a minimum number of doses of BioThrax with options for the DoD to purchase further quantities in future years. Any future contract that we enter into with the DoD may be structured in a similar manner.

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

We may not maintain profitability in future periods or on a consistent basis.

We commenced operations in 1998, and the FDA approved the manufacture of BioThrax at our renovated facilities in Lansing in December 2001. Although we were profitable for each of the last five fiscal years, we have not been profitable for every quarter during that time. Our profitability is substantially dependent on revenues from BioThrax product sales. Revenues from BioThrax product sales have fluctuated significantly in recent quarters, and we expect that they will continue to fluctuate significantly from quarter to quarter based on the timing of our fulfilling orders from the U.S. government. We may not be able to achieve consistent profitability on a quarterly basis or sustain or increase profitability on an annual basis.

Our indebtedness may limit cash flow available to invest in the ongoing needs of our business.

As of June 30, 2007, we had $32.6 million principal amount of debt outstanding and remaining borrowing availability of $15.0 million under our revolving lines of credit. In addition, on June 29, 2007, we entered into a term loan agreement under which we incurred an additional $15.0 million of debt. We may seek to raise substantial external debt financing to provide additional financial flexibility. Our leverage could have significant adverse consequences, including:

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

We expect our development expenses to increase in connection with our ongoing activities, particularly as we conduct additional and later stage clinical trials for our product candidates. We also expect our commercialization expenses to increase in the future as we seek to broaden the market for BioThrax and if we receive marketing approval for additional products. We also are committed to substantial capital expenditures in connection with our facility expansion in Lansing and may undertake additional facility projects in the future.

As of June 30, 2007, we had $34.0 million of cash and cash equivalents and we received an additional $14.8 million under our loan agreement with HSBC on July 3, 2007. Our future capital requirements will depend on many factors, including:

• the level and timing of BioThrax product sales and cost of product sales;
• the timing of, and the costs involved in, constructing our new manufacturing facility in Lansing and the build out of our manufacturing facilities in Frederick;
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

Our committed external sources of funds are remaining borrowing availability under our revolving lines of credit, development funding under our collaboration agreement with Sanofi Pasteur, funding from the NIAID for animal efficacy studies of our anthrax immune globulin candidate and clinical trials for our group B streptococcus vaccine candidate, and funding from the Wellcome Trust for our Phase II clinical trial of our typhoid vaccine candidate in Vietnam. To the extent our capital resources are insufficient to meet our future capital requirements, we will need to finance our cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements, which we may not be able to obtain when needed or on attractive terms, which would force us to delay, reduce the scope of or eliminate our research and development programs or reduce our planned commercialization efforts.

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

We are spending significant amounts for the installation, validation and qualification activities for our new 50,000 square foot manufacturing facility on our Lansing campus, which has been designed and constructed to enable us to manufacture BioThrax on a large scale for our existing and potential future customers. We expect this new facility to accommodate large scale commercial manufacturing of multiple vaccine products, subject to complying with appropriate change-over procedures.

We also own two buildings in Frederick that are available to address our future manufacturing requirements and have initiated initial engineering design and preliminary utility build out for these facilities. The completion of the Lansing facility and, if we proceed, the build out of the Frederick facilities, will involve substantial expenditures and likely require external sources of funds. Any delays in the installation, validation and qualification activities may adversely affect our ability to manufacture our commercial product candidates for clinical trials or commercial sale.

We anticipate that we will initiate large scale manufacturing of BioThrax for commercial sale at the new Lansing facility in 2008. Our plans assume that the FDA will not require us to complete a human bridging trial demonstrating that BioThrax manufactured at our new facility is bioequivalent to BioThrax manufactured at our existing facility. We currently expect to rely on non-clinical studies for these purposes. However, the FDA has not approved our plan to rely on non-clinical studies without conducting a human bridging trial and may not do so. If the FDA requires us to conduct a human bridging trial, the initiation of large scale manufacturing of BioThrax for commercial sale at our new Lansing facility will be delayed and we will incur additional unanticipated costs.

Constructing and preparing a facility for commercial vaccine manufacturing is a significant project. For example, constructing the new Lansing facility with increased manufacturing capacity requires that we scale-up both fermentation and downstream processing compared to levels at our existing production facility. These projects may result in unanticipated delays and cost more than expected due to a number of factors, including regulatory requirements. The FDA must approve our new manufacturing facilities before they can be used to commercially manufacture our products. For example, we are required to show that the product we manufacture in our new Lansing facility is comparable to BioThrax manufactured at our existing facility, which may require additional clinical studies. The costs and time required to comply with the FDA’s current Good Manufacturing Practice, or cGMP, regulations, or similar regulatory requirements for sales of our products outside the United States, may be significant. If installation, validation and qualification activities of our new facility in Lansing are delayed, we may not be able to manufacture sufficient quantities of BioThrax to allow us to increase sales of BioThrax to the U.S. government and other customers, which would limit our opportunities for growth. Cost overruns associated with constructing either our Lansing or Frederick facilities could require us to raise additional funds from external sources. We may not be able to do so on favorable terms or at all.

BioThrax and our immunobiotic product candidates are complex to manufacture, especially on a large scale commercial basis, which could cause us to delay product launches or experience shortages of products.

BioThrax and all of our product candidates are biologics. Manufacturing biologic products, especially in large quantities, is complex. The products must be made consistently and in compliance with a clearly defined manufacturing process. FDA approval is required for the release of each lot. We will not be able to sell lots that are not released by the FDA. Accordingly, it is essential to be able to validate and control the manufacturing process to assure that it is reproducible. Slight deviations anywhere in the manufacturing process, including the obtaining of materials, filling, labeling, packaging, storage and shipping and quality control and testing, some of which we experience from time to time, may result in lot failures, delay in the release of lots, product recalls or spoilage. For example, the FDA release process requires us to provide FDA with potency testing results for each lot before it will be released. Under our current product license for BioThrax, we have one mechanism for conducting the potency testing that is reliant on a unique animal strain for which we currently have no redundancy. In the event of a problem with the strain, if we have not developed redundancy, we would not be able to provide FDA with required potency test results. In developing redundancy, we may face significant technical and regulatory hurdles.

In addition, BioThrax must be maintained at a prescribed temperature range during shipping, and variations from that temperature range could result in loss of product and could adversely affect profitability.

Delays in lot release, lot failures, and shipping deviations or spoilage could cause us to fail to satisfy customer orders or contractual commitments, lead to a termination of one or more of our contracts, lead to delays in our clinical trials or result in litigation or regulatory action against us, any of which could be costly to us and otherwise harm our business.

Disruption at, damage to or destruction of our manufacturing facilities could impede our ability to manufacture BioThrax, which would harm our business, financial condition and operating results.

We currently rely on our manufacturing facilities at a single location in Lansing for the production of BioThrax. Any interruption in manufacturing operations at this location could result in our inability to satisfy the product demands of our customers. A number of factors could cause interruptions, including:

•	equipment malfunctions or failures;
•	technology malfunctions;
•	work stoppages or slow downs;
•	protests, including by animal rights activists;
•	damage to or destruction of the facility;
•	regional power shortages; or
•	product tampering.

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

The timing and amount of customer demand is difficult to predict. We may not be able to scale-up our production quickly enough to fill any new customer orders on a timely basis. This could cause us to lose new business and possibly existing business. For example, under our most recent BioThrax supply contract with the DoD, the DoD was obligated to acquire a minimum number of doses of BioThrax and had the right to acquire up to a maximum number of doses. Any future contract with the DoD may contain a similar provision. If in connection with such a contract, the DoD elects to purchase the maximum number of doses of BioThrax under the contract, we may not have sufficient available production capacity at our existing manufacturing facility in Lansing to increase sales of BioThrax to customers other than the U.S. government.

In addition, we may not be able to scale-up manufacturing processes for our product candidates to allow production of commercial quantities at a reasonable cost or at all. Furthermore, if we overestimate customer demand, we could incur significant unrecoverable costs from creating excess capacity. For example, if we do not maintain and increase sales of BioThrax to the U.S. government and other customers, we may not be able to generate an adequate return on the significant amounts that we have spent on construction and are spending for installation, validation and qualification activities for our new manufacturing facility in Lansing. In addition, if we do not successfully develop and commercialize any of our product candidates, we may never require the production capacity that we expect to have available at our Frederick site.

If third parties do not manufacture our product candidates or products in sufficient quantities and at an acceptable cost or in compliance with regulatory requirements and specifications, the development and commercialization of our product candidates could be delayed, prevented or impaired.

We currently rely on third parties to manufacture the supplies of our immunobiotic product candidates that we require for preclinical and clinical development, including our immune globulin product candidates, typhoid vaccine, hepatitis B therapeutic vaccine, and Group B streptococcus vaccine candidates. Any significant delay in obtaining adequate supplies of our product candidates could adversely affect our ability to develop or commercialize these product candidates. Although we recently commissioned a new pilot plant manufacturing facility on our Lansing campus and plan to construct a pilot plant in Maryland for production of preclinical and clinical supplies of our product candidates, we expect that we will continue to use third parties for these purposes.

In addition, we expect that we will rely on third parties for a portion of the manufacturing process for commercial supplies of product candidates that we successfully develop, including fermentation for some of our vaccine product candidates, plasma fractionation and purification for our immune globulin product candidates and contract fill and finish operations. If our contract manufacturers are unable to scale-up production to generate enough materials for commercial launch, the success of those products may be jeopardized. Our current and anticipated future dependence upon others for the manufacture of our product candidates may adversely affect our ability to develop product candidates and commercialize any products that receive regulatory approval on a timely and competitive basis.

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

The general liability policy currently has a $15,000 per occurrence deductible. Both policies exclude coverage for liabilities relating to the release of pollutants. We do not currently hold insurance policies expressly providing for coverage relating to our use of hazardous materials other than storage tank liability insurance for our Lansing facility with a $1 million annual aggregate limit and a $10,000 per claim deductible. The insurance that we currently hold may not be adequate to cover all liabilities relating to accidental contamination or injury as a result of pollution conditions or other extraordinary or unanticipated events.

If the company on whom we rely for filling BioThrax vials is unable to perform these services for us, our business may suffer.

We have outsourced the operation for filling BioThrax into vials to a single company, Hollister-Stier Laboratories LLC. Our contract with Hollister-Stier expires on December 31, 2010.

We have not established internal redundancy for our filling functions and currently have no substitute provider that can handle our filling needs. If Hollister-Stier is unable to perform filling services for us, we would need to identify and engage an alternative filling company or develop our own filling capabilities. Any new contract filling company or filling capabilities that we acquire or develop will need to obtain FDA approval for filling BioThrax at its facilities. Identifying and engaging a new contract filling company or developing our own filling capabilities and obtaining FDA approval could involve significant cost and delay. As a result, we might not be able to deliver BioThrax orders on a timely basis and our revenues could decrease.

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

In addition, our development plan for BioThrax as a post-exposure prophylaxis for anthrax infection provides for a non-human primate efficacy study. However, the timing of our non-human primate efficacy study depends upon the successful development of a non-human primate model by the NIAID. If the NIAID does not successfully develop a non-human primate model, our development plans for BioThrax as a post-exposure prophylaxis for anthrax infection will be delayed, possibly significantly.

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

Our ability to meet any potential increased demand that develops for sales of BioThrax to customers other than the U.S. government depends on our available production capacity. We use substantially all of our current production capacity at our facility in Lansing to manufacture BioThrax for sale to U.S. government customers.

Our plan is to initiate large scale manufacturing of BioThrax for commercial sale at our new manufacturing facility in 2008. If installation, validation and qualification activates for our new facility in Lansing are delayed, we may not be able to manufacture sufficient quantities of BioThrax to allow us to increase sales of BioThrax to customers other that the U.S. government which would limit our opportunities for growth.

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

The use of vaccines carries a risk of adverse health effects. The adverse reactions that have been associated with the administration of BioThrax are similar to those observed following the administration of other adult vaccines and include local reactions, such as redness, swelling and limitation of motion in the inoculated arm, and systemic reactions, such as headache, fever, chills, nausea and general body aches. In addition, some serious adverse events have been reported to the vaccine adverse event reporting system database maintained by the CDC and the FDA with respect to BioThrax. The report of any such adverse event to the vaccine adverse event reporting system database is not proof that the vaccine caused such event. These serious adverse events, including diabetes, heart attacks, autoimmune diseases, including Guillian Barre syndrome, lupus and multiple sclerosis, lymphoma and death, have not been causally linked to the administration of BioThrax.

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

For example, between 2001 and 2004, members of the military and various activist groups who opposed mandatory inoculation with BioThrax petitioned the FDA and a federal court to revoke the license for BioThrax and to terminate the DoD program for the mandatory administration of BioThrax to military personnel. Although the DoD prevailed in the challenge to its mandatory vaccination program, the actions of these groups created negative publicity about BioThrax. Lawsuits or publicity campaigns could limit the demand for BioThrax and our biodefense product candidates and harm our future business.

We have a small marketing and sales group. If we are unable to expand our sales and marketing capabilities or enter into sales and marketing agreements with third parties, we may be unable to generate product sales revenue from sales to customers other than the U.S. government.

To achieve commercial success for any approved product, we must either develop a sales and marketing organization or outsource these functions to third parties. We currently market and sell BioThrax directly to the DoD and HHS through a small, targeted marketing and sales group. We plan to continue to do so and expect that we will use a similar approach for sales to the U.S. government of any other biodefense product candidates that we successfully develop. However, to increase our sales of BioThrax to state and local governments and foreign governments and create an infrastructure for future sales of other biodefense products to these customers, we plan to expand our sales and marketing organization, which will be expensive and time consuming.

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

The scope of coverage and payment policies varies among third party private payors, including indemnity insurers, employer group health insurance programs and managed care plans. These third party carriers may base their coverage and reimbursement on the coverage and reimbursement rate paid by carriers for Medicare beneficiaries. Furthermore, many such payors are investigating or implementing methods for reducing health care costs, such as the establishment of capitated or prospective payment systems. Cost containment pressures have led to an increased emphasis on the use of cost-effective products by health care providers. If third party payors do not provide adequate coverage or reimbursement for any products we may develop, it could have a negative effect on our revenues and results of operations.

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

Our success depends on our continued ability to attract, retain and motivate highly qualified managerial and key scientific personnel. We consider the following executives to be key to our BioThrax operations and our efforts to develop and commercialize our product candidates: Fuad El-Hibri, chief executive officer and chairman of our Board of Directors; Daniel J. Abdun-Nabi, president, chief operating officer and secretary; R. Don Elsey, chief financial officer and treasurer; and Robert G. Kramer, executive vice president manufacturing operations. All of these key employees are at will employees and can terminate their employment at any time. We do not maintain “key person” insurance on any of our employees.

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

We have the option to purchase all or part of the government furnished equipment at any time during the contract period for approximately $21 million. If the DoD modifies the terms under which we use the government furnished equipment in a manner unfavorable to us, including raising the usage fee, our business could be harmed. If DoD terminated our supply contract, we could be required to rent or purchase all or a part of the government furnished equipment to continue production of BioThrax in our current facility.

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

We have applied to the FDA to reduce the number of required doses of BioThrax for pre-exposure prophylaxis from six to five, with an annual booster dose thereafter. Our application is based on an interim analysis of data from an ongoing clinical trial being conducted by the CDC to evaluate whether as few as three doses of BioThrax, administered over six months, with booster doses up to three years apart, will confer adequate immune response. In April 2006, the FDA issued a complete response letter to our application, requesting clarification and requiring additional analysis of the data that we submitted. The data is being further analyzed, and we plan to submit an amendment to our application when this analysis is completed. If the FDA does not find our response to be adequate, we might be required to conduct additional independent testing to continue to pursue the development of this reduced dosing regimen. Responding to the FDA’s complete response letter will delay potential approval of our application. If we are unable ultimately to respond satisfactorily to the FDA, our application will not be approved.

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

After we acquired BioThrax and related vaccine manufacturing facilities in Lansing in 1998 from the Michigan Biologic Products Institute, we spent significant amounts of time and money renovating those facilities before the FDA approved a supplement to our manufacturing facility license in December 2001. The State of Michigan had initiated renovations after the FDA issued a notice of intent to revoke the FDA license to manufacture BioThrax in 1997. The notice of intent to revoke cited significant deviations by the Michigan Biologic Products Institute from cGMP requirements, including quality control failures. In March 2007, the FDA notified us that our manufacturing facility license is no longer subject to the notice of intent to revoke. After approving the renovated Lansing facilities in December 2001, the FDA conducted routine, biannual inspections of the Lansing facilities in September 2002, May 2004 and May 2006. Following each of these inspections, the FDA issued inspectional observations on Form FDA 483.

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

We have pursued an acquisition strategy since our inception to build our business of developing, manufacturing and commercializing immunobiotics. We commenced operations in September 1998 through an acquisition of rights to BioThrax, vaccine manufacturing facilities at a multi-building campus on approximately 12.5 acres in Lansing and vaccine development and production know-how from the Michigan Biologic Products Institute. We acquired our pipeline of commercial vaccine candidates through our acquisition of ViVacs in 2006 and Microscience in 2005 and our acquisition of substantially all of the assets of Antex in 2003.

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

Mr. El-Hibri has the ability to control the election of the members of our Board of Directors through his ownership interests and voting arrangements among our significant stockholders. As of July 31, 2007, Mr. El-Hibri was the beneficial owner of 63% of our outstanding common stock. Because Mr. El-Hibri has the ability to control the election of the members of our board, and because of his substantial control of our capital stock, Mr. El-Hibri will likely have the ability to delay or prevent a change of control of us that may be favored by other directors or stockholders and otherwise exercise substantial control over all corporate actions requiring board or stockholder approval, including any amendment of our certificate of incorporation or by-laws. The control by Mr. El-Hibri may prevent other stockholders from influencing significant corporate decisions and may result in conflicts of interest that could cause our stock price to decline.

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

In addition, Section 203 of the General Corporation Law of Delaware prohibits a publicly held Delaware corporation from engaging in a business combination with an interested stockholder, generally a person which together with its affiliates owns or within the last three years has owned 15% or more of our voting stock, for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. Accordingly, Section 203 may discourage, delay or prevent a change in control of us.

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

Our stock price has been, and is likely to continue to be, volatile. From November 15, 2006, when our common stock first began trading on the New York Stock Exchange, through July 31, 2007, our common stock has traded as high as $17.75 per share and as low as $8.33 per share. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above the initial public offering price. The market price for our common stock may be influenced by many factors, including:

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

We currently intend to retain our future earnings, if any, to fund the development and growth of our business. Any future debt agreements that we enter into may limit our ability to pay dividends. As a result, capital appreciation, if any, of our common stock will be the sole source of gain for our stockholders for the foreseeable future.

A significant portion of our total outstanding shares are restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Moreover, holders of an aggregate of approximately 22.3 million shares of our common stock outstanding as of July 31, 2007 have the right to require us to register these shares of common stock under specified circumstances.

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

Through June 30, 2007, we have used approximately $2.3 million of the net proceeds from the offering to fund development of our biodefense product candidates, comprised of approximately $630,000 for label expansions and improvements for BioThrax, approximately $390,000 for a next generation anthrax vaccine candidate and approximately $1.3 million for our anthrax immune globulin candidate; approximately $2.2 million of the net proceeds to fund development of our commercial product candidates, comprised of approximately $1.1 million for our typhoid vaccine candidate and approximately $1.1 million for our hepatitis B therapeutic vaccine candidate; and approximately $11.6 million of the net proceeds to fund a portion of the construction, installation, validation and qualification activities costs for our new manufacturing facility in Lansing. We have not used any of the net proceeds from the offering to make payments, directly or indirectly, to any director or officer of ours, or any of their associates, to any person owning 10 percent or more of our common stock or to any affiliate of ours. We have invested the balance of the net proceeds from the offering in short-term, investment grade, interest-bearing instruments. There has been no material change in our planned use of the balance of the net proceeds from the offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were submitted to a vote of our stockholders at our 2007 Annual Meeting of Stockholders held on June 14, 2007 and approved by the requisite vote of our stockholders as follows:

1. The election of Fuad El-Hibri, Jerome M. Hauer and Ronald B. Richard to our Board of Directors to serve as Class I directors, each for a term of three years.

	Number of Shares
Nominee	For	Withheld
Fuad El-Hibri	21,636,903	133,318
Jerome M. Hauer	21,672,046	98,175
Ronald B. Richard	21,667,603	102,618

2. The ratification of the selection by the audit committee of our Board of Directors of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2007.

Number of Shares
For	Against	Abstain
21,758,187	10,700	1,334

The number of shares of our common stock eligible to vote as of the record date of April 19, 2007 was 28,128,718 shares.

ITEM 5.	OTHER INFORMATION

On May 10, 2007, we entered into a lease agreement with Slough Estates (Winnersh) Limited for the lease of approximately 13,000 square feet of office and laboratory space in Wokingham, England.  We anticipate conducting product development programs primarily for our commercial product candidates in the space.  The lease provides for an initial rent of £163,000 per annum commencing on November 10, 2007, which is subject to review in 2012.  The lease expires in November 2016.

On May 14, 2007, we entered into an amendment to our Filling Services Agreement dated March 18, 2002 with Hollister-Stier Laboratories LLC.  The amendment extends the term of the agreement from December 31, 2007 to December 31, 2010.

ITEM 6.	EXHIBITS

The exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index immediately preceding the exhibits hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMERGENT BIOSOLUTIONS INC.

Date: August 7, 2007	By:	/s/ Fuad El-Hibri
Fuad El-Hibri
Chief Executive Officer and
Chairman of the Board of Directors
(Principal Executive Officer)

Date: August 7, 2007	By:	/s/R. Don Elsey
R. Don Elsey
Sr. Vice President Finance, Chief Financial
Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit

Number	Description
10.1	Loan Agreement, dated June 29, 2007, among Emergent BioDefense Operations Lansing Inc., Emergent BioSolutions Inc. and HSBC Realty Credit Corporation (USA)

10.2	Promissory Note, dated June 29, 2007, from Emergent BioDefense Operations Lansing Inc. to HSBC Realty Credit Corporation (USA)

10.3	Loan Agreement, dated June 8, 2007, between Emergent BioDefense Operations Lansing Inc. and Fifth Third Bank

10.4	Revolving Credit Note, dated June 8, 2007, from Emergent BioDefense Operations Lansing Inc. to Fifth Third Bank

10.5	Lease Agreement, dated May 10, 2007, among Slough Estates (Winnersh) Limited, Emergent Product Development UK Limited, and Emergent BioSolutions Inc.

10.6	Amendment No.5 to the Filling Services Agreement dated March 18, 2002, dated May 14, 2007, between Emergent BioDefense Operations Lansing, Inc. and Hollister-Stier Laboratories LLC

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002