Form 10-Q
period 2007-09-30
Emergent BioSolutions Inc.
filed 2007-11-05
CIK 1367644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ____

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

☐ Large Accelerated Filer	☐ Accelerated Filer	☒ Non-Accelerated Filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of October 26, 2007, the registrant had 29,750,237 shares of common stock outstanding.

Emergent BioSolutions Inc.

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

PART	I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Emergent BioSolutions Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share and per share data)
	September 30,	December 31,
	2007	2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$24,266	$76,418
Accounts receivable	42,013	43,331
Inventories	25,623	24,721
Income taxes receivable	12,986	869
Deferred tax assets	-	295
Prepaid expenses and other current assets	2,475	1,703
Total current assets	107,363	147,337

Property, plant and equipment, net	103,479	78,174
Deferred tax assets, net of current	9,305	11,477
Restricted cash	5,192	192
Other assets	1,412	1,075

Total assets	$226,751	$238,255

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$19,383	$27,366
Accrued expenses and other current liabilities	4,055	3,253
Accrued compensation	7,616	7,190
Indebtedness under lines of credit	-	8,930
Long-term indebtedness, current portion	3,485	2,473
Income taxes payable	-	13,703
Deferred tax liability	243	-
Deferred revenue, current portion	729	1,432
Total current liabilities	35,511	64,347

Long-term indebtedness, net of current portion	43,488	31,368
Deferred revenue, net of current portion	2,685	2,997
Other liabilities	1,574	1,071
Total liabilities	83,258	99,783

Commitments and contingencies	-	-

Stockholders’ equity:
Preferred Stock $0.001 par value; 15,000,000 shares authorized, 0 shares issued and outstanding at September 30, 2007 and December 31, 2006	-	-
Common Stock, $0.001 par value; 100,000,000 shares authorized, 29,750,237 and 27,596,249 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	30	28
Additional paid-in capital	101,992	90,920
Accumulated other comprehensive loss	(1,117)	(473)
Retained earnings	42,588	47,997
Total stockholders’ equity	143,493	138,472
Total liabilities and stockholders’ equity	$226,751	$238,255

The accompanying notes are an integral part of these consolidated financial statements.

Emergent BioSolutions Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
Revenues:
Product sales	$41,786	$40,855	$89,750	$61,263
Contracts and grants	1,858	1,319	3,528	4,580
Total revenues	43,644	42,174	93,278	65,843

Operating expense:
Cost of product sales	11,407	7,275	22,765	11,645
Research and development	12,777	13,544	41,689	29,240
Purchased in-process research and development	-	477	-	477
Selling, general and administrative	15,038	11,157	38,889	30,352
Income (loss) from operations	4,422	9,721	(10,065)	(5,871)

Other income (expense):
Interest income	472	79	1,945	405
Interest expense	(7)	(546)	(54)	(778)
Other income (expense), net	(14)	167	164	291
Total other income (expense)	451	(300)	2,055	(82)

Income (loss) before provision for (benefit from) income taxes	4,873	9,421	(8,010)	(5,953)
Provision for (benefit from) income taxes	2,028	5,067	(3,205)	(2,617)
Net income (loss)	$2,845	$4,354	$(4,805)	$(3,336)

Earnings (loss) per share - basic	$0.10	$0.19	$(0.17)	$(0.15)
Earnings (loss) per share - diluted	$0.10	$0.18	$(0.17)	$(0.15)

Weighted-average number of shares - basic	29,739,797	22,389,620	28,741,380	22,370,191
Weighted-average number of shares - diluted	29,900,571	23,704,751	28,741,380	22,370,191

The accompanying notes are an integral part of these consolidated financial statements.

Emergent BioSolutions Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
	Nine Months Ended
	September 30,
	2007	2006
	(Unaudited)
Cash flows from operating activities:
Net loss	$(4,805)	$(3,336)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation expense	1,895	442
Depreciation and amortization	3,597	3,265
Deferred income taxes	9,418	933
Excess tax benefits from stock-based compensation	(6,708)	-
Loss on disposal of property and equipment	-	82
Purchased in-process research and development	-	477
Changes in operating assets and liabilities:
Accounts receivable	1,318	(744)
Inventories	(901)	(11,627)
Income taxes	(25,820)	(4,913)
Prepaid expenses and other assets	(1,109)	(3,653)
Accounts payable	(688)	(475)
Accrued expenses and other liabilities	697	1,442
Accrued compensation	426	(1,279)
Deferred revenue	(1,015)	4,639
Net cash used in operating activities	(23,695)	(14,747)
Cash flows from investing activities:
Purchases of property, plant and equipment	(36,197)	(25,712)
Acquisitions, net of cash received	-	(218)
Restricted cash deposits	(5,000)	(190)
Net cash used in investing activities	(41,197)	(26,120)
Cash flows from financing activities:
Proceeds from borrowings on long term indebtedness and lines of credit	15,333	35,853
Issuance of common stock subject to exercise of stock options	2,474	43
Redemption of Class B common stock	-	(221)
Principal payments on long term indebtedness, notes payable to employees, and lines of credit	(11,131)	(11,290)
Excess tax benefits from stock-based compensation	6,708	-
Net cash provided by financing activities	13,384	24,385

Effect of exchange rate changes on cash and cash equivalents	(644)	94

Net decrease in cash and cash equivalents	(52,152)	(16,388)
Cash and cash equivalents at beginning of period	76,418	36,294
Cash and cash equivalents at end of period	24,266	19,906

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$2,217	$665
Cash paid during the period for income taxes	$14,329	$1,470
Supplemental information on non-cash investing and financing activities:
Purchases of property, plant and equipment unpaid at period end	$7,295	$6,621

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

In the opinion of the Company’s management, any adjustments contained in the accompanying unaudited consolidated financial statements are of a normal recurring nature, and are necessary to present fairly the financial position of the Company as of September 30, 2007, results of operations for the three and nine month periods ended September 30, 2007 and 2006, and cash flows for the nine month periods ended September 30, 2007 and 2006. Interim results are not necessarily indicative of results that may be expected for any other interim period or for an entire year.

Significant customers and accounts receivable

The Company’s primary customers are the U.S. Department of Defense (the “DoD”) and the U.S. Department of Health and Human Services (“HHS”). For the three months ended September 30, 2007 and 2006, sales of BioThrax to the DoD and HHS comprised 96% and 97% of total revenues, respectively. For the nine months ended September 30, 2007 and 2006, sales of BioThrax to the DoD and HHS comprised 96% and 92% of total revenues, respectively. As of September 30, 2007, 100% of the Company’s accounts receivable balance was comprised of amounts due from these customers. Accounts receivable are stated at invoice amounts and generally consist of amounts due from the DoD and HHS as well as amounts due under reimbursement contracts with other government entities and non-government and philanthropic organizations.

Capitalized interest

The Company capitalizes interest expense in accordance with Statement of Financial Accounting Standards ("SFAS") No. 34, Capitalization of Interest Cost, based on the cost of major ongoing capital projects which have not yet been placed in service. For the three months ended September 30, 2007 and 2006, the Company capitalized $890 and $42 of interest, respectively. For the nine months ended September 30, 2007 and 2006, the Company capitalized $2,226 and $149 of interest, respectively.

Earnings per share

Basic net income (loss) per share of common stock excludes dilution for potential common stock issuances and is computed by dividing net income (loss) by the weighted average number of shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock during the period. For the nine months ended September 30, 2007 and 2006, diluted net loss per share is equal to basic net loss per share, as the inclusion of outstanding stock options would be anti-dilutive.

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

The Company accounts for equity instruments issued to non-employees in accordance with SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), and Emerging Issues Task Force (“EITF”) Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services, (“EITF No. 96-18”).

Based on options granted to employees as of September 30, 2007, total compensation expense not yet recognized related to unvested options is approximately $3,075, after tax. The Company expects to recognize that expense over a weighted average period of 3.0 years.

The Company utilizes the Black-Scholes valuation model for estimating the fair value of all stock options granted. The fair value of each option is estimated on the date of grant. Set forth below are the weighted-average assumptions used in valuing the stock options granted and a discussion of the Company’s methodology for developing each of the assumptions used:

	Three Months ended		Nine Months ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Expected dividend yield	0%	0%	0%	0%
Expected volatility	50%	50%	50%	50%
Risk-free interest rate	4.01%-4.95%	4.69%	4.01%-5.09%	4.69%-5.21%
Expected average life of options	3.0 years	2.7 years	3.0 years	2.9 years

•	Expected dividend yield — The Company does not pay regular dividends on its common stock and does not anticipate paying any dividends in the foreseeable future;
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

Comprehensive income (loss)

SFAS No. 130, Reporting Comprehensive Income (“SFAS No. 130”), requires the presentation of the comprehensive income (loss) and its components as part of the financial statements. Comprehensive income (loss) is comprised of net income (loss) and other changes in equity that are excluded from net income (loss). The Company includes gains and losses on inter-company transactions with foreign subsidiaries that are considered to be long-term investments and translation gains and losses incurred when converting its subsidiaries’ financial statements from their functional currency to the U.S. dollar in accumulated other comprehensive income (loss). Comprehensive income for the three months ended September 30, 2007 and 2006 was $2,683 and $4,485, respectively. Comprehensive loss for the nine months ended September 30, 2007 and 2006 was $5,449 and $3,242, respectively.

Reclassifications

Certain prior period balances have been reclassified to conform to current period presentation.

Recent accounting pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of this statement on its financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The provisions of SFAS No. 159 are effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adoption of this statement on its financial statements.

In June 2007, the FASB issued EITF No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (“EITF No. 07-3”). EITF No. 07-3 states that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the related services are performed. The provisions of EITF No. 07-3 are effective for fiscal years beginning after December 15, 2007. The Company is currently evaluating the impact of adoption of this statement on its financial statements.

2.	Acquisitions

ViVacs GmbH

On July 14, 2006, the Company completed the acquisition of ViVacs GmbH, a German limited liability company (ViVacs), to expand the Company’s commercial vaccine portfolio, pursuant to the terms and conditions of the Share Purchase and Assignment Agreement dated July 14, 2006 by and between the Company and ViVacs. The Company paid $150 in cash on the closing date of the agreement and agreed to pay $50 on each of the first and second anniversaries of the closing date. The acquisition agreement also provided for a potential variable earn-out purchase price of up to $220, based on future payments from third party licensees of the technology. As of September 30, 2007, the Company has not received any such payments from third party licensees. Because ViVacs was a development stage company and had not commenced its planned principal operations, the transaction was accounted for as an acquisition of assets rather than as a business combination and, therefore, goodwill was not recorded.

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

3.	Inventories

Inventories consist of the following:

	September 30,	December 31,
	2007	2006
Raw materials and supplies	$2,372	$2,133
Work-in-process	17,420	22,239
Finished goods	5,831	349
Total inventories	$25,623	$24,721

4.	Property, plant and equipment

Property, plant and equipment consist of the following:

	September 30,	December 31,
	2007	2006
Land and improvements	$4,922	$4,922
Buildings and leasehold improvements	25,924	25,325
Furniture and equipment	18,587	15,401
Software	4,703	4,499
Construction-in-progress	66,269	41,563
	120,405	91,710
Less: Accumulated depreciation and amortization	(16,926)	(13,536)
Total property, plant and equipment, net	$103,479	$78,174

5.	Stockholders’ equity

Preferred stock

The Company is authorized to issue up to 15,000,000 shares of preferred stock, $0.001 par value per share (“Preferred Stock”). Any Preferred Stock issued may have dividend rates, voting rights, conversion privileges, redemption characteristics, and sinking fund requirements as approved by the Company’s Board of Directors. As of September 30, 2007, no Preferred Stock has been issued.

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

Stock options

As of September 30, 2007, the Company has two stock-based employee compensation plans, the Emergent BioSolutions Inc. 2006 Stock Incentive Plan (the “2006 Plan”) and the Emergent BioSolutions Employee Stock Option Plan (the “2004 Plan”) (together, the “Emergent Plans”), under which the Company has granted options to purchase shares of Common Stock. The Emergent Plans have both incentive and non-qualified stock option features.

The 2006 Plan initially authorized the issuance of up to 1,089,461 shares of Common Stock. In addition, the 2006 Plan contains an “evergreen provision” that allows for increases in the number of shares authorized for issuance under the 2006 Plan in the first and third quarter of each year from 2007 through 2009. Each semi-annual increase in the number of shares will be equal to the lowest of: (1) a specified number of shares stipulated in the 2006 Plan; (2) a specified percentage of the aggregate number of shares outstanding; and (3) an amount determined by the Company’s Board of Directors. The maximum specified number of shares per semi-annual increases range from 428,700 to 937,900. The maximum specified percentage of outstanding shares for each semi-annual increase ranges from 1.5% to 3.0%. Accordingly, an aggregate of 1,949,362 shares of Common Stock are authorized for issuance under the 2006 Plan as of September 30, 2007. The Company has granted options to purchase a total of 1,315,161 shares of Common Stock under the 2006 Plan as of September 30, 2007. The maximum number of options that may be granted per year under the 2006 Plan to a single participant is 287,700. The exercise price of each incentive option must be not less than 100% of the fair market value of the shares on the date of grant. Options granted under the 2006 Plan have a vesting period of no more than 5 years and a contractual life of no more than 10 years. Following the closing of the Company’s initial public offering, the Company no longer grants options pursuant to the 2004 Plan.

The following is a summary of stock option activity:

	2004 Plan		2006 Plan
		Weighted-		Weighted-
		Average		Average	Aggregate
	Number of	Exercise	Number of	Exercise	Intrinsic
	Shares	Price	Shares	Price	Value
Outstanding at December 31, 2006	2,936,389	$2.53	1,030,500	$10.13
Granted	-	-	466,561	10.22
Exercised	(2,153,988)	1.15	-	-
Forfeited	(57,923)	5.77	(181,900)	10.48
Cancelled	(5,214)	1.49	-	-
Outstanding at September 30, 2007	719,264	$6.41	1,315,161	$10.11	$2,469,682
Exercisable at September 30, 2007	401,828	$5.39	-	$-	$1,593,956

The weighted average remaining contractual term of options outstanding as of September 30, 2007 and December 31, 2006 was 5.7 and 3.2 years, respectively. The weighted average remaining contractual term of options exercisable as of September 30, 2007 and December 31, 2006 was 4.5 and 1.1 years, respectively.

The weighted average grant date fair value of options granted during the three and nine months ended September 30, 2007 was $3.41 and $3.90, respectively. The total intrinsic value of options exercised during the three and nine months ended September 30, 2007 was $110 and $20,468, respectively. The total fair value of shares vested during the three and nine months ended September 30, 2007 was $96 and $479, respectively.

Stock-based compensation expense was recorded in the following financial statement line items:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Cost of sales	$19	$-	$53	$-
Research and development	97	21	272	63
General and administrative	619	132	1,570	379
Total share-based compensation expense	$735	$153	$1,895	$442

A summary of the activity of the Company’s non-vested stock options at September 30, 2007 is presented below:

	2004 Plan		2006 Plan
	Number of Shares	Weighted-Average Price	Number of Shares	Weighted-Average Price
Non-vested at December 31, 2006	537,532	$7.45	1,030,500	$10.13
Granted	-	-	466,561	10.22
Exercised	-	-	-	-
Vested	(167,829)	7.68	-	-
Forfeited	(52,267)	5.15	(181,900)	10.48
Non-vested at September 30, 2007	317,436	$7.70	1,315,161	$10.11

During the three and nine months ended September 30, 2007, the Company received a tax benefit from stock options exercised of approximately $0 and $6,700, respectively.

6.	Income taxes

Significant components of the provision for income taxes attributable to operations consist of the following:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2007	2006		2007	2006
Current
Federal	$1,931	$3,299		$(6,025)	$(3,650)
State	214	-		317	100
Total current	2,145	3,299		(5,708)	(3,550)
Deferred
Federal	(114)	1,665		2,229	833
State	(3)	103		274	100
Total deferred	(117)	1,768	-	2,503	933
Total provision for (benefit from) income taxes	$2,028	$5,067		$(3,205)	$(2,617)

The estimated effective annual tax rate for the nine months ended September 30, 2007 and 2006 was 40% and 44%, respectively. The estimated effective tax rate differs from statutory rates due primarily to the impact of foreign and state net operating losses and permanent differences, including incentive stock options.

In September 2006, the FASB issued FASB Interpretation 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company recognize in its financial statements the impact of a tax position if that position is more likely than not to be sustained on audit based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure.

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized, as a cumulative effect of change in accounting principle, a $607 increase in tax-related liabilities for unrecognized tax benefits and a $607 reduction to beginning retained earnings. The Company recognizes interest in interest expense and recognizes potential penalties related to unrecognized tax benefits in selling, general and administrative expense. The Company accrued approximately $62 for the payment of interest and penalties as of September 30, 2007.

As of January 1, 2007, the Company recorded approximately $607 for unrecognized tax benefits, including accrued interest and penalties, related to prior years. During the three months ended September 30, 2007, the Company recorded a decrease in unrecognized tax benefits, including accrued interest and penalties, of $493. Of this $493, $426 represents a reduction in unrecognized tax benefits as a result of a lapse of the applicable statue of limitations during the quarter ended September 30, 2007, and $7 represents a reduction related to the 2005 federal income tax audit. During the three and nine months ended September 30, 2007, unrecognized tax benefits, including accrued interest and penalties, increased by $219 and $256, respectively. During the nine months ended September 30, 2007, the Company accrued $39 of interest expense related to unrecognized tax benefits of prior years. Substantially all of these reserves would impact the effective tax rate if released into income. Of the total unrecognized tax benefits recorded at September 30, 2007, $139 is classified as a current liability and $231 is classified as a non-current liability on the balance sheet. As of September 30, 2007, $37 of unrecognized tax benefits will reverse within the next twelve months.

The Company’s federal and state income tax returns for the tax years 2004, 2005 and 2006 remain open to examination. The Company’s tax returns in the United Kingdom remain open to examination for the tax years 2001, 2002, 2003, 2004, 2005 and 2006, and tax returns in Germany remain open indefinitely. A federal income tax audit of the Company's tax return for the 2004 tax year was completed in March 2007. As a result of this audit, the Company paid an assessment of $722, including $96 of interest. The Company is the subject of an ongoing federal income tax audit for the tax year ended December 31, 2005. The financial statement impact of the audit has been estimated at approximately $469, including $49 of interest. This amount has been accrued as of September 30, 2007.

7.	Litigation

From time to time, the Company is involved in product liability litigation and other lawsuits that arise in the ordinary course of its business. The Company does not believe that any pending proceedings will have a material, adverse effect on the results of its operations. With respect to claims filed against the Company arising out of the use of BioThrax by the U.S. government, the Company relies on a combination of contractual indemnification provisions, the government contractor defense, statutory protections and product liability insurance to limit its potential liability.

8.	Segment information

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

	Reportable Segments
	Biodefense	Commercial	All Other	Total
Nine Months Ended September 30, 2007
External revenue	$90,643	$2,635	$-	$93,278
Inter-segment revenue (expense)	-	-	-	-
Research and development	20,716	19,411	1,562	41,689
Interest income	-	-	1,945	1,945
Interest expense	-	-	(54)	(54)
Depreciation and amortization	2,599	685	313	3,597
Net income (loss)	26,120	(24,124)	(6,801)	(4,805)
Assets	156,695	19,738	50,318	226,751
Expenditures for long-lived assets	34,081	617	1,499	36,197
Nine Months Ended September 30, 2006
External revenue	$61,260	$4,583	$-	$65,843
Inter-segment revenue	-	-	-	-
Research and development	13,980	14,674	586	29,240
Interest income	-	-	405	405
Interest expense	-	-	(778)	(778)
Depreciation and amortization	2,530	559	176	3,265
Net income (loss)	15,920	(14,586)	(4,670)	(3,336)
Assets	74,655	14,761	41,415	130,831
Expenditures for long-lived assets	14,657	1,665	9,390	25,712

The accounting policies of the segments are the same as those described in Note 1 — Summary of significant accounting policies. There are no inter-segment transactions.

9.	Related party transactions

The Company has engaged Wilmer Cutler Pickering Hale and Dorr LLP ("WilmerHale") to provide certain legal services to the Company. The Company's Senior Vice President Legal Affairs and General Counsel is married to a partner at WilmerHale, who has not participated in providing legal services to the Company. The Company has incurred fees for legal services rendered by WilmerHale of approximately $760 in 2007. Of this amount, approximately $318 was in accounts payable at September 30, 2007.

For the nine months ended September 30, 2007 and 2006, the Company paid approximately $178 and $383, respectively, for consulting, lease and transportation agreements with various persons or entities affiliated with the Chief Executive Officer or members of the Board of Directors. Of these amounts, $15 and $0 was in accounts payable at September 30, 2007 and 2006, respectively. The Company currently has an agreement with a director to perform corporate strategic issues consultation and direct project support to the marketing and communications group, and an agreement with a company owned by the Chief Executive Officer to provide transportation and logistical support.

10.	Indebtedness

On June 8, 2007, the Company entered into a loan agreement with Fifth Third Bank, whereby Fifth Third Bank agreed to extend to the Company a revolving line of credit up to $15,000. Collateral for this loan consists of accounts receivable under supply contracts with the DoD and HHS. The Company can borrow under this line of credit through May 2008, at which time the agreement expires. No borrowings under this revolving line of credit were outstanding as of September 30, 2007.

On June 29, 2007, the Company entered into a loan agreement with HSBC Realty Credit Corporation (USA) ("HSBC"), under which HSBC provided the Company with a term loan of $30,000. This loan replaced a prior loan arrangement with HSBC under which HSBC agreed to loan the Company $15,000, consisting of a $10,000 term loan and a $5,000 revolving line of credit. Under the new loan agreement, the Company is required to maintain a minimum balance of $5,000 in a deposit account pledged to HSBC and to make monthly payments in the amount of $250 in principal plus accrued interest beginning in August 2007, with a residual principal payment due upon maturity in September 2012. Interest on the loan accrues at an annual rate of LIBOR plus 2.75%. Payment of the loan is secured by substantially all of the assets of Emergent BioDefense Operations, other than accounts receivable under BioThrax supply contracts with the DoD and HHS that are pledged as collateral to secure the $15,000 revolving line of credit with Fifth Third Bank.

11.	HHS Contract

On September 25, 2007 the Company entered into an agreement with HHS to supply 18.75 million doses of BioThrax for placement into the Strategic National Stockpile (“SNS”). The term of the agreement is from September 25, 2007 through September 24, 2010. The first 5.5 million doses to be delivered under this contract are being sold to HHS at a discounted price, as specified in the contract, due to the limited remaining shelf life for those specific doses. This discounted price will not apply to the remaining 13.25 million doses that will be sold to HHS under the contract. The firm fixed price for the 18.75 million doses, including the discount, is $400,000 in the aggregate. If the Company receives FDA approval of an application to extend the shelf life of BioThrax from three years to four years, HHS has agreed to increase the price per dose for the remaining 13.25 million doses under the agreement. In that event, HHS would make a lump sum payment reflecting a price per dose increase for certain of these doses delivered prior to approval and an increase in the price per dose to be paid for doses delivered following the date of such approval. The aggregate value of such price increase is $34,000. If the Company does not receive FDA approval of four-year expiry dating during the term of the agreement there will be no adjustment in the price per dose, or lump sum payment, under the agreement. Under the agreement, the Company has also agreed to provide all shipping services related to delivery of doses into the SNS over the term of the agreement, for which HHS has agreed to pay approximately $2,200. HHS will be invoiced for each delivery upon acceptance of BioThrax doses delivered into the SNS. The agreement also provides for HHS to pay up to $11,500 in milestone payments in connection with the Company advancing a program to obtain a post-exposure prophylaxis indication for BioThrax. These funds are payable upon achievement of specific program milestones.

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

Biodefense

We have derived and expect for the foreseeable future to continue to derive substantially all of our revenues from BioThrax sales to the U.S. Department of Defense, or the DoD, and the U.S. Department of Health and Human Services, or HHS. Our total revenues from BioThrax sales were $127.3 million in 2005, $148.0 million in 2006 and $89.8 million for the nine months ended September 30, 2007. We are focused on increasing sales of BioThrax to U.S. government customers, expanding the market for BioThrax to other customers and pursuing label expansions and improvements for BioThrax.

In addition to BioThrax, our biodefense product portfolio includes multiple biodefense product candidates. We are developing an anthrax immune globulin candidate, in part with funding from the National Institute of Allergy and Infectious Diseases, or the NIAID, and the BioMedical Advanced Research and Development Authority, or BARDA. We have entered into collaboration agreements with the U.K. Health Protection Agency, or HPA, for the development of a recombinant botulinum vaccine candidate and a botulinum immune globulin candidate. We are actively pursuing additional government sponsored development grants and working with various government agencies to encourage them to conduct studies relating to BioThrax and our other biodefense product candidates.

Commercial

Our commercial product portfolio includes a typhoid vaccine candidate and a hepatitis B therapeutic vaccine candidate, both of which are in Phase II clinical development, a group B streptococcus vaccine candidate in Phase I clinical development and a chlamydia vaccine candidate and a meningitis B vaccine candidate, both of which are in preclinical development.

We plan to encourage government entities and non-government and philanthropic organizations to provide development funding for, or to conduct clinical studies of, one or more of our commercial product candidates. For example, the Wellcome Trust provided funding for the Phase I and Phase II clinical trials of our typhoid vaccine candidate. In addition, the NIAID is conducting and funding the Phase I clinical trial of our group B streptococcus vaccine candidate.

Manufacturing Infrastructure

We operate vaccine manufacturing facilities at a multi-building campus on approximately 12.5 acres in Lansing, Michigan. To augment our existing manufacturing capabilities, we are constructing a new 50,000 square foot manufacturing facility on our Lansing campus. We expect the facility to cost approximately $75 million when complete, including approximately $55 million for the building and associated capital equipment, with the balance related to validation and qualification activities required for regulatory approval and initiation of manufacturing. We have incurred costs of approximately $58 million for these purposes through September 2007.

We substantially completed construction of this facility in 2006, and are conducting installation, validation and qualification activities required for regulatory approval. This new facility is a large scale manufacturing plant that we can use to produce multiple vaccine products, subject to complying with appropriate change-over procedures. We also own two buildings in Frederick, Maryland that are available to support our future manufacturing requirements. We have incurred costs of approximately $3 million through September 2007 related to initial engineering design and preliminary utility build out of these facilities. Because we are in the preliminary planning stages of our Frederick build out, we cannot reasonably estimate the timing and costs that would be necessary to complete this project. If we proceed with this project, we expect the costs to be substantial and to likely require external sources of funds to finance the project. We may elect to lease all or a substantial portion of, or sell, one of these facilities to third parties.

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

On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses, fair value of stock-based compensation and income taxes. We based our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the reported amounts of revenues and expenses that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

We have generated BioThrax sales revenues under U.S. government contracts with the DoD and HHS. Under previous DoD contracts, we invoiced the DoD for progress payments upon reaching contractually specified stages in the manufacture of BioThrax. We recorded as deferred revenue the full amount of each progress payment invoice that we submitted to the DoD.

Title to the product passed to the DoD upon submission of the first invoice. The earnings process was considered complete upon FDA release of the product for sale and distribution. Following FDA release of the product, we segregated the product for later shipment and recognized as period revenue all deferred revenue related to the released product in accordance with the “bill and hold” sale requirements under SAB 104. At that time, we also invoiced the DoD for the final progress payment and recognized the amount of that invoice as period revenue. Under previous contracts with HHS, we invoiced HHS and recognized the related revenues upon delivery of the product to the government carrier, at which time title to the product passed to HHS. Under our current contract with HHS, we invoice HHS and recognize the related revenues upon acceptance by the government at the delivery site, at which time title to the product passes to HHS.

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

Under the collaboration agreement, we are entitled to payments up to specified levels for development work we perform on behalf of Sanofi Pasteur. We invoice Sanofi Pasteur in advance of each quarter for the estimated work to occur in the upcoming quarter. We record the invoice amount as deferred revenue and as services are completed, recognize the amount of the related deferred revenue as period revenues. Under the collaboration agreement, we also will be entitled to royalty payments on any future net sales of this product candidate.

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

Income Taxes

We account for income taxes in accordance with Statement of Financial Accounting Standards, or SFAS No. 109, Accounting for Income Taxes, or SFAS No. 109. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are determined based on the differences between the financial reporting and the tax bases of assets and liabilities and are measured using the tax rates and laws that are expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A net deferred tax asset or liability is reported in the balance sheet. Our deferred tax assets include the unamortized portion of in-process research and development expenses, the anticipated future benefit of the net operating losses that we have incurred and other timing differences between the financial reporting basis of assets and liabilities.

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

Stock-based Compensation

We adopted SFAS No. 123 (revised 2004), Share-Based Payment, or SFAS No. 123(R), on January 1, 2006 using the modified prospective method. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their estimated grant date fair values.

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

The effect of adopting SFAS No. 123(R) on net income (loss) and net income (loss) per share is not necessarily representative of the effects in future years due to, among other things, the vesting period of the stock options and the fair value of additional stock option grants in future years.

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

Under these standards, we are required to determine whether the technology relating to a particular research and development project we acquire has an alternative future use. If we determine that the technology has no alternative future use, we expense the value of the research and development project not directly attributed to tangible assets. Otherwise, we capitalize the value of the research and development project not attributable to tangible assets as an intangible asset and conduct an impairment analysis at least annually. In connection with our acquisition of ViVacs, we allocated the value of the purchase consideration to current assets, current liabilities, fixed assets and development programs. Because we determined that the development programs at ViVacs had no future alternative use, we charged the value attributable to the development programs as in-process research and development. The ViVacs acquisition was a cash transaction; therefore no fair value determination was necessary.

Financial Operations Overview

Revenues

Since 1998, we have been a party to two supply agreements for BioThrax with the DoD. Pursuant to these contracts, we have supplied approximately 10 million doses of BioThrax through September 2007 for immunization of military personnel. Our most recent contract with the DoD, as amended in October 2006, provided for the supply of a minimum of approximately 1.5 million doses of BioThrax to the DoD through September 2007. As a result of a further amendment of the DoD contract in June 2007, we completed delivery of all doses to the DoD under this contract prior to June 30, 2007.

On May 7, 2007, the DoD issued a sole source request for proposal, or RFP, for the manufacture, storage and delivery of BioThrax. On July 3, 2007, we submitted a response to this RFP. In October 2007, a White House Presidential Directive was issued that outlines the U.S. government’s objective to enhance coordination and cooperation among federal agencies with respect to countermeasure procurement and stockpile management. Also in October 2007, the General Accounting Office of the federal government, or GAO, issued a report that was critical of HHS for lacking an effective strategy to minimize waste in the SNS, citing concerns of large amounts of BioThrax that will become unusable each year due to shelf-life expiration.

It is not clear at this time what effect the Presidential Directive and the GAO report will have on a potential agreement with the DoD. We believe that the operational requirements set forth by the DoD in the May 2007 RFP have not changed and that the DoD has a continued commitment to procure BioThrax, either directly or indirectly, for its active immunization program. However, at this time we anticipate that the procurement process related to doses procured by or for the DoD will take longer than previously expected, and may not be concluded before the end of 2007. As the negotiating process is complex and involves a number of factors, it is possible that we may not be able to reach an agreement with DoD.

Between May 2005 and February 2007, we supplied 10.0 million doses of BioThrax to HHS for inclusion in the strategic national stockpile, or SNS, under a base contract for 5.0 million doses for a fixed price of $123 million and a modification for an additional 5.0 million doses for a fixed price of $120 million. We completed delivery of all doses to HHS under this contract in February 2007.

On September 25, 2007, we entered into an agreement with HHS to supply 18.75 million doses of BioThrax to HHS for placement into the SNS. The term of the agreement is from September 25, 2007 through September 24, 2010. The first 5.5 million doses to be delivered under this contract are being sold to HHS at a discounted price, as specified in the contract, due to the limited remaining shelf life for those specific doses. This discounted price will not apply to the remaining 13.25 million doses that will be sold to HHS under the contract. The firm fixed price for the 18.75 million doses, including the discount, is $400 million in the aggregate. If we receive FDA approval of our pending application to extend the shelf life of BioThrax from three years to four years, HHS has agreed to increase the price per dose under the agreement for the remaining 13.25 million doses. In that event, HHS would make a lump sum payment to us reflecting a price per dose increase for certain of these doses delivered prior to approval and an increase in the price per dose to be paid for doses delivered following the date of such approval. The aggregate value of such price adjustment is $34 million. If we do not receive FDA approval of four-year expiry dating during the term of the agreement there will be no adjustment in the price per dose under the agreement. We delivered 2.4 million doses of BioThrax to HHS under this contract in September 2007. Under the current HHS contract, we have also agreed to provide all shipping services related to delivery of doses into the SNS over the term of the agreement for which HHS has agreed to pay approximately $2.2 million. HHS will be invoiced for each delivery upon acceptance of BioThrax doses delivered into the SNS. The agreement also provides for HHS to pay up to $11.5 million in milestone payments in connection with us advancing a program to obtain a post-exposure prophylaxis indication for BioThrax. These funds are payable upon achievement of specific program milestones. In October 2007, we achieved the initial milestone and invoiced HHS for $8.8 million.

In May 2006, we entered into a collaboration agreement with Sanofi Pasteur relating to the development and commercialization of our meningitis B vaccine candidate under which we granted Sanofi Pasteur an exclusive, worldwide license under our proprietary technology to develop and commercialize our meningitis B vaccine candidate and received a $3.8 million upfront license fee. This agreement also provides for a series of milestone payments upon the achievement of specified development and commercialization objectives, payments for development work under the collaboration and royalties on net sales of this product. We deferred the upfront license fee, milestone payments and development reimbursement payments under this agreement, and record revenue in accordance with our revenue recognition policies. We are currently in negotiations with Sanofi Pasteur to amend this agreement.

In September 2007, we received a development contract from NIAID and BARDA, valued at up to $9.5 million, in support of non-clinical and clinical studies of our anthrax immune globulin product candidate. Under terms of the development award, the funds will be used to conduct various studies on this candidate, including non-clinical studies in support of efficacy; and a Phase I/II clinical study to evaluate pharmacokinetics and safety. To date, we have not yet invoiced under this contract.

Our revenue, operating results and profitability have varied and we expect that they will continue to vary, on a quarterly basis, primarily because of the timing of our fulfilling orders for BioThrax and work done under new and existing contracts and grants.

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

We determine the cost of product sales for doses sold during a reporting period based on the average manufacturing cost per dose for the specific earlier period in which the doses sold were manufactured. We calculate the average manufacturing cost per dose in the period of manufacture by dividing the actual costs of manufacturing in such period by the number of units produced in that period. In addition to the fixed and variable manufacturing costs described above, the average manufacturing cost per dose depends on the efficiency of the manufacturing process, utilization of available manufacturing capacity and the production yield for the period of production.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of salaries and other related costs for personnel serving the executive, sales and marketing, business development, finance, accounting, information technology, legal and human resource functions. Other costs include facility costs not otherwise included in cost of product sales or research and development expense and professional fees for legal and accounting services. We currently market and sell BioThrax directly to the DoD and HHS with a small, targeted marketing and sales group. As we seek to broaden the market for BioThrax and if we receive marketing approval for additional products we expect that we will increase our spending for marketing and sales activities.

Total Other Income (Expense)

Total other income (expense) consists principally of interest income and interest expense. We earn interest on our cash, cash equivalents and short-term investments, and we incur interest expense on our indebtedness. We capitalize interest expense in accordance with SFAS No. 34, Capitalization of Interest Cost, based on the cost of major ongoing projects which have not yet been placed in service, such as our new manufacturing facility. Our total interest cost will increase in future periods as compared to prior periods as a result of the term loan that we entered into in June 2007, as well as any borrowings under our revolving line of credit. In addition, some of our existing debt arrangements provide for increasing amortization of principal payments in future periods.

Results of Operations

Quarter Ended September 30, 2007 Compared to Quarter Ended September 30, 2006

Revenues

Product sales revenues in our biodefense segment increased by $931,000, or 2%, to $41.8 million for the three months ended September 30, 2007 from $40.9 million for the three months ended September 30, 2006. This increase in product sales revenues was primarily due to a 43% increase in the number of doses of BioThrax delivered, offset by a 29% decrease in the average sales price per dose attributable to a discounted price provided to HHS due to the limited remaining shelf life for those specific doses delivered.  This discount will apply to some portion of the doses remaining to be sold and delivered to HHS during 2007.  We do not expect this discount to apply to any other doses to be sold and delivered to HHS under the contract.

Product sales revenues for the three months ended September 30, 2007 consisted of BioThrax sales to the HHS of $41.8 million. Product sales revenues for the three months ended September 30, 2006 consisted of BioThrax sales to HHS of $17.5 million and sales to the DoD of $23.4 million.

Contracts and grant revenues increased by $539,000, or 41%, to $1.9 million for the three months ended September 30, 2007 from $1.3 million for the three months ended September 30, 2006. Contracts and grant revenues for the three months ended September 30, 2007 consisted of $545,000 from the Sanofi Pasteur collaboration related to recognition of deferred revenue associated with the upfront payment received in 2006 as well as development service revenue, grant revenue from NIH of $893,000 and grant revenue from the Wellcome Trust of $423,000. Contracts and grants revenues for the three months ended September 30, 2006 consisted of $1.3 million from the Sanofi Pasteur collaboration related to the recognition of deferred revenue associated with the upfront payment received in 2006 and development service revenue.

Cost of Product Sales

Cost of product sales increased by $4.1 million, or 57%, to $11.4 million for the three months ended September 30, 2007 from $7.3 million for the three months ended September 30, 2006. This increase was primarily attributable to a 43% increase in the number of doses delivered, coupled with increased costs associated with our annual production shut-down, the related impact on production yield and the write-off of waste during the period.

Research and Development Expense

Research and development expenses decreased by $768,000, or 6%, to $12.8 million for the three months ended September 30, 2007 from $13.5 million for the three months ended September 30, 2006. This decrease reflects decreased expenses of $2.4 million in the biodefense segment, partially offset by increased expenses of $1.5 million in the commercial segment and $186,000 for other research and development expense. The decrease in biodefense spending, detailed in the table below, was attributable to the timing of completion of various studies and commencement of subsequent studies and trials, as well as timing of plasma collection related to our anthrax immune globulin product candidate.

The spending for BioThrax enhancements is related to conducting animal efficacy studies to support applications for regulatory approval of these enhancements, which we expect to submit to the FDA in late 2008 or 2009. The spending for our immune globulin candidate development programs are related primarily to costs associated with the plasma collection and fractionation program for our anthrax immune globulin. The spending for the recombinant botulinum vaccine program resulted from advancing this program to the process development stage.

The spending for the next generation anthrax vaccine program resulted from feasibility studies and formulation development of product candidates. We continue to assess, and may alter, our future development plans for our products based on the interest of the U.S. government or other non-governmental organizations in providing funding for further development or procurement.

The increase in commercial spending, detailed in the table below, primarily reflects additional personnel and contract service costs. The spending in 2007 for our typhoid vaccine candidate resulted from the recently completed Phase II study in Vietnam. The spending in 2006 for typhoid resulted from ongoing work to prepare for the Phase II clinical trial in Vietnam, which we completed in the second quarter of 2006. The spending in 2007 for our hepatitis B therapeutic vaccine candidate resulted from conducting our Phase II clinical trial which commenced in the first quarter 2007. The spending in 2007 for our group B streptococcus vaccine candidate resulted from costs associated with preparation for Phase I clinical trials for two of the protein components of the vaccine candidate, which the NIAID is conducting and funding. Both our chlamydia vaccine and meningitis B vaccine candidates are in preclinical development.

The increase in other research and development expenses was primarily attributable to spending associated with product development programs that we acquired from ViVacs GmbH, or ViVacs, in July 2006. Our principal research and development expenses for the three months ended September 30, 2007 and 2006 are shown in the following table:

	Three Months Ended
	September 30,
(in thousands)	2007	2006
	(unaudited)
Biodefense:
BioThrax enhancements	$995	$2,068
Immune globulin	2,183	3,832
Recombinant bivalent botulinum vaccine	514	567
Next generation anthrax vaccine	702	338
Total biodefense	4,394	6,805
Commercial:
Typhoid vaccine	3,099	3,146
Hepatitis B therapeutic vaccine	1,520	914
Group B streptococcus vaccine	1,969	965
Chlamydia vaccine	910	670
Meningitis B vaccine	361	705
Total commercial	7,859	6,400
Other	524	339
Total	$12,777	$13,544

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $3.9 million, or 35%, to $15.0 million for the three months ended September 30, 2007 from $11.2 million for the three months ended September 30, 2006. The increase was primarily attributable to an increase in general and administrative expenses of approximately $2.2 million resulting from the addition of personnel related to our transition to a publicly traded company and increased legal and other professional services for our headquarters organization. Selling, general and administrative expenses related to our biodefense segment increased by $2.7 million, or 31%, to $11.5 million for the three months ended September 30, 2007 from $8.8 million for the three months ended September 30, 2006. Selling, general and administrative expenses related to our commercial segment increased by $1.2 million, or 51%, to $3.5 million for the three months ended September 30, 2007 from $2.3 million for the three months ended September 30, 2006.

Purchased In-process Research and Development

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

Total Other Income (Expense)

Total other income (expense) increased by $751,000 to $451,000 in net other income for the three months ended September 30, 2007 from $300,000 in net other expense for the three months ended September 30, 2006. This increase resulted primarily from an increase in interest income of $393,000 as a result of higher investment return on increased average cash balances, including the net proceeds of our initial public offering, a decrease in interest expense of $539,000 related primarily to the capitalization of interest based on the cost of major ongoing capital projects which have not yet been placed in service, and a decrease in other income (expense), net of $181,000.

Income Taxes

Provision for income taxes decreased by $3.0 million, or 60%, to $2.0 million for the three months ended September 30, 2007 from $5.1 million for the three months ended September 30, 2006. Our effective tax rate was 42% for the three months ended September 30, 2007 and 54% for the three months ended September 30, 2006. The effective estimated annual tax rate differs from statutory rates due primarily to the impact of foreign and state net operating losses and permanent differences, including incentive stock options. The benefit from income taxes also reflects research and development tax credits of $120,000 for the three months ended September 30, 2007 and $0 for the three months ended September 30, 2006.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Revenues

Product sales revenues in our biodefense segment increased by $28.5 million, or 46%, to $89.8 million for the nine months ended September 30, 2007 from $61.3 million for the nine months ended September 30, 2006. This increase in product sales revenues was primarily due to a 76% increase in the number of doses of BioThrax delivered, offset by a 17% decrease in the average sales price per dose attributable to a discounted price provided to HHS due to the limited remaining shelf life for those specific doses delivered.  This discount will apply to some portion of the doses remaining to be sold and delivered to HHS during 2007.  We do not expect this discount to apply to any other doses to be sold and delivered to HHS under the contract.

Product sales revenues for the nine months ended September 30, 2007 consisted of BioThrax sales to HHS of $63.5 million and sales to the DoD of $26.2 million. Product sales revenues for the nine months ended September 30, 2006 consisted of BioThrax sales to HHS of $35.4 million, sales to the DoD of $25.3 million and aggregate international and other sales of $630,000.

Contracts and grant revenues decreased by $1.1 million to $3.5 million for the nine months ended September 30, 2007 from $4.6 million for the nine months ended September 30, 2006. Contracts and grant revenues for the nine months ended September 30, 2007 consisted of $2.2 million from the Sanofi Pasteur collaboration, related to recognition of deferred revenue associated with the upfront payment received in 2006 as well as development service revenue, grant revenue from NIH of $893,000 and grant revenue from the Wellcome Trust of $423,000. Contracts and grant revenues for the nine months ended September 30, 2006 consisted of $3.2 million related to the recognition of deferred revenue associated with the upfront payment as well as development service revenues from the Sanofi Pasteur collaboration and $1.5 million in grant revenue from the Wellcome Trust.

Cost of Product Sales

Cost of product sales increased by $11.1 million, or 95%, to $22.8 million for the nine months ended September 30, 2007 from $11.6 million for the nine months ended September 30, 2006. This increase was primarily attributable to a 76% increase in the number of doses delivered, coupled with increased costs associated with our annual production shut-down, the related impact on production yield and the write-off of waste during the period.

Research and Development Expense

Research and development expenses increased by $12.4 million, or 43%, to $41.7 million for the nine months ended September 30, 2007 from $29.2 million for the nine months ended September 30, 2006. This increase reflects increased expenses of $6.7 million in the biodefense segment, $4.7 million in the commercial segment, and approximately $977,000 in other research and development expense.

The increase in biodefense spending, detailed in the table below, was attributable to increased efforts on our biodefense programs as we completed various studies and began subsequent studies and trials. This increase primarily reflects additional personnel and contract service costs. The spending for BioThrax enhancements is related to preparing for and conducting animal efficacy studies to support applications for marketing approval of these enhancements, which we expect to submit to the FDA in late 2008 or 2009. The spending for our immune globulin candidate development programs related primarily to costs associated with the plasma collection and fractionation program for our anthrax immune globulin. The spending for the recombinant botulinum vaccine program resulted from advancing this program to the process development stage and the manufacture of clinical trial material. The spending for the next generation anthrax vaccine program resulted from feasibility studies and formulation development of product candidates. We continue to assess, and may alter, our future development plans for our products based on the interest of the U.S. government or other non-governmental organizations in providing funding for further development or procurement.

The increase in commercial spending, detailed in the table below, primarily reflects additional personnel and contract service costs. The spending in 2007 for our typhoid vaccine candidate resulted from the ongoing Phase II study in Vietnam, which commenced in the first quarter 2007. The spending in 2006 for typhoid resulted from ongoing work for the Phase I clinical trial in Vietnam, which we completed in the second quarter of 2006.

The spending in 2007 for our hepatitis B therapeutic vaccine candidate resulted from preparing for and initiating our Phase II clinical trial, which commenced in the first quarter 2007. The spending in 2007 for our group B streptococcus vaccine candidate resulted from costs associated with preparation for Phase I clinical trials for two of the protein components of the vaccine candidate, which the NIAID is conducting and funding. Both our chlamydia vaccine and meningitis B vaccine candidates are in preclinical development.

The increase in other research and development expenses was primarily attributable to spending associated with preclinical programs that we acquired from ViVacs in July 2006. Our principal research and development expenses for the nine months ended September 30, 2007 and 2006 are shown in the following table:

	Nine Months Ended
	September 30,
(in thousands)	2007	2006

Biodefense:	(unaudited)
BioThrax enhancements	$4,196	$4,332
Immune globulin	11,744	7,691
Recombinant bivalent botulinum vaccine	2,928	1,268
Next generation anthrax vaccine	1,848	689
Total biodefense	20,716	13,980
Commercial:
Typhoid vaccine	7,622	6,389
Hepatitis B therapeutic vaccine	3,988	2,120
Group B streptococcus vaccine	4,549	2,800
Chlamydia vaccine	2,304	1,317
Meningitis B vaccine	948	2,048
Total commercial	19,411	14,674
Other	1,562	586
Total	$41,689	$29,240

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $8.5 million, or 28%, to $38.9 million for the nine months ended September 30, 2007 from $30.4 million for the nine months ended September 30, 2006. The increase was primarily attributable to an increase in general and administrative expenses of approximately $7.0 million resulting from the addition of personnel related to our transition to a publicly traded company and increased legal and other professional services for our headquarters. Selling, general and administrative expenses related to our biodefense segment increased by $5.5 million, or 22%, to $30.1 million for the nine months ended September 30, 2007 from $24.6 million for the nine months ended September 30, 2006. Selling, general and administrative expenses related to our commercial segment increased by $3.1 million, or 54%, to $8.8 million for the nine months ended September 30, 2007 from $5.7 million for the nine months ended September 30, 2006.

Purchased In-process Research and Development

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

Total Other Income (Expense)

Total other income (expense) increased by $2.1 million to $2.1million in net other income for the nine months ended September 30, 2007 from $82,000 in net other expense for the nine months ended September 30, 2006. This increase resulted primarily from an increase in interest income of $1.5 million as a result of higher investment return on increased average cash balances, including the net proceeds of our initial public offering, a decrease in interest expense of $724,000 related primarily to the capitalization of interest based on the cost of major ongoing capital projects which have not yet been placed in service, and a decrease in other income of $127,000.

Income Taxes

Benefit from income taxes increased by $588,000, or 22%, to $3.2 million for the nine months ended September 30, 2007 from $2.6 million for the nine months ended September 30, 2006. Our effective tax rate was 40% for the nine months ended September 30, 2007 and 44% for the nine months ended September 30, 2006. The effective estimated annual tax rate differs from statutory rates due primarily to the impact of foreign and state net operating losses and permanent differences, including incentive stock options. The benefit from income taxes also reflects research and development tax credits of $635,000 for the nine months ended September 30, 2007 and $0 for the nine months ended September 30, 2006.

Liquidity and Capital Resources

Sources of Liquidity

We require cash to meet our operating expenses and for capital expenditures, acquisitions and principal and interest payments on our debt. We have funded our cash requirements from inception through September 30, 2007 principally with a combination of revenues from BioThrax product sales, debt financings of the facility expansion in Lansing, revenues under our collaboration agreement with Sanofi Pasteur, development funding from government entities and non-government and philanthropic organizations, the net proceeds from our initial public offering and from the sale of our common stock upon exercise of stock options. We have operated profitably for each of the years in the three year period ended December 31, 2006.

As of September 30, 2007, we had cash and cash equivalents of $24.3 million. On November 20, 2006, we completed our initial public offering, in which we raised $54.2 million, net of issuance costs.

Cash Flows

The following table provides information regarding our cash flows as of September 30, 2007 and 2006:

	Nine Months Ended
(in thousands)	September 30,
	2007	2006
Net cash provided by (used in):
Operating activities(1)	$(24,339)	$(14,653)
Investing activities	(41,197)	(26,120)
Financing activities	13,384	24,385
Total net cash used	$(52,152)	$(16,388)

(1) Includes the effect of exchange rate changes on cash and cash equivalents.

Net cash used in operating activities of $24.3 million for the nine months ended September 30, 2007 resulted principally from our net loss of $4.8 million, a decrease in income taxes payable of $13.7 million due to the timing of payment of our 2006 income tax liability and the impact of excess tax benefits related to stock option exercises of $6.7 million.

Net cash used in operating activities of $14.7 million for the nine months ended September 30, 2006 resulted principally from our net loss of $3.3 million, an increase in inventories of $11.6 million, reflecting the value of work in process for BioThrax lots being manufactured or awaiting delivery, and a non-cash benefit from income taxes of $4.9 million, reflecting our net loss before provision for income taxes for the period, offset by increase in deferred revenue of $4.6 million related to amounts billed under our contract with the DoD and deferral of a portion of the upfront license fee from Sanofi Pasteur.

Net cash used in investing activities for the nine months ended September 30, 2007 and 2006 resulted principally from the purchase of property, plant and equipment. Capital expenditures of $36.2 million and $25.7 million for the nine months ended September 30, 2007 and 2006, respectively, relate primarily to construction, installation, validation and qualification activities for our new building in Lansing and, in 2006, the purchase of our second facility in Frederick.

Net cash provided by financing activities of $13.4 million for the nine months ended September 30, 2007 resulted primarily from the additional proceeds from a term loan with HSBC of $15.3 million, $2.5 million in proceeds from the exercise of stock options and $6.7 million related to excess tax benefits from the exercise of stock options, partially offset by $11.1 million of principal payments on long-term indebtedness including the repayment of $8.9 million from our revolving line of credit with Fifth Third Bank.

Net cash provided by financing activities of $24.4 million for the nine months ended September 30, 2006 resulted primarily from proceeds from borrowings from HSBC related to the financing of the purchase of our Frederick facility in May 2006 and the financing of a portion of the costs related to the construction of our new building in Lansing.

Debt Financing

As of September 30, 2007, we had $47.0 million principal of debt outstanding, comprised primarily of the following:

•

$2.5 million outstanding under a forgivable loan from the Department of Business and Economic Development of the State of Maryland used to finance eligible costs incurred to purchase the first facility in Frederick;

•	$6.8 million outstanding under a mortgage loan from PNC Bank (formerly Mercantile Potomac Bank) used to finance the remaining portion of the purchase price for the first Frederick facility;
•	$8.2 million outstanding under a mortgage loan from HSBC Realty Credit Corporation (USA) used to finance the purchase price for the second Frederick facility; and
•

$29.5 million outstanding under a term loan from HSBC Realty Credit Corporation (USA) used to finance a portion of the costs of our facility expansion in Lansing, which has been refinanced as described below.

We also have a revolving line of credit for up to $15.0 million with Fifth Third Bank. We can borrow under this line of credit through May 2008.

On June 29, 2007, we entered into a loan agreement with HSBC Realty Credit Corporation (USA) under which HSBC provided us with a term loan of $30 million. This loan replaced our loan arrangement with HSBC under which HSBC had provided a $10 million term loan and a $5 million revolving line of credit. In the third quarter of 2007, we received and recorded $15.3 million in net proceeds related to the new loan agreement. Under the new loan agreement, we are required to make monthly payments in the amount of $250,000 in principal plus accrued interest beginning in August 2007, with a residual principal payment due upon maturity in September 2012. Interest on the loan accrues at an annual rate of LIBOR plus 2.75%. Payment of the loan is secured by substantially all of the assets of Emergent BioDefense Operations, other than accounts receivable under BioThrax supply contracts with the DoD and HHS that are pledged as collateral to secure a $15 million revolving line of credit with Fifth Third Bank. Additionally, under the loan agreement, we are required to either satisfy certain financial covenants or maintain a minimum balance of $5 million in a deposit account pledged to HSBC.

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

We may seek to raise additional external debt financing to provide additional financial flexibility. Our committed external sources of funds consist of the remaining borrowing availability under our revolving line of credit with Fifth Third Bank, development funding under our collaboration agreement with Sanofi Pasteur, funding from the NIAID, including for studies related to our anthrax immune globulin candidate, funding from the Wellcome Trust for our Phase II clinical trial of our typhoid vaccine candidate, and milestone payments from HHS related to post-exposure prophylaxis indication for BioThrax. Our ability to borrow additional amounts under our loan agreements is subject to our satisfaction of specified conditions.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, or SFAS No. 157. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating the impact of the adoption of this statement on our financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115, or SFAS No. 159. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The provisions of SFAS No. 159 are effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of the adoption of this statement on our financial statements.

In June 2007, the FASB issued EITF No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (“EITF No. 07-3”). EITF No. 07-3 states that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the related services are performed. The provisions of EITF No. 07-3 are effective for fiscal years beginning after December 15, 2007. We are currently evaluating the impact of adoption of this statement on its financial statements.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls or procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2007, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

BioThrax product liability litigation. On October 14, 2005, January 9, 2006 and January 17, 2006, we were named as a defendant in three federal lawsuits filed on behalf of three individuals who claimed damages resulting from personal injuries allegedly suffered because of vaccinations of BioThrax by the DoD. The plaintiffs in each of these three lawsuits claimed different injuries and sought varying amounts of damages. The plaintiff in the first case alleged that the vaccine caused erosive rheumatoid arthritis and requested damages in excess of $1 million. The plaintiff in the second case alleged that the vaccine caused Bell’s palsy and other related conditions and requested damages in excess of $75,000. The plaintiff in the third case alleged that the vaccine caused a condition that originally was diagnosed as encephalitis related to a gastrointestinal infection and caused him to fall into a coma for many weeks and requested damages in excess of $10 million. The second lawsuit was dismissed with prejudice on September 5, 2007. In the remaining two lawsuits, we have moved to dismiss for lack of personal jurisdiction, or in the alternative, to transfer the lawsuits to federal court in Michigan. On October 27, 2006, one of these lawsuits was transferred to the U.S. District Court for the Western District of Michigan. On October 31, 2006, the other was dismissed for lack of personal jurisdiction. The plaintiff in that lawsuit appealed the dismissal to the U.S. Court of Appeals for the Ninth Circuit, and that appeal remains pending. These lawsuits are in the preliminary stages of litigation, and we believe that we are entitled to indemnification under our contract with the DoD for legal fees and any damages that may result from these claims.

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

MilVax litigation. In 2003, six unidentified plaintiffs filed suit in the U.S. District Court for the District of Columbia against the U.S. government seeking to enjoin the Anthrax Vaccine Immunization Program administered under MilVax under which all military personnel were required to be vaccinated with BioThrax. In October 2004, the District Court enjoined the DoD from administering BioThrax to military personnel on a mandatory basis without their informed consent or a Presidential waiver. This ruling was based in part on the District Court’s finding that the FDA, as part of its review of all biological products approved prior to 1972, had not properly issued a final order determining that BioThrax is safe and effective and not misbranded. In December 2005, the FDA issued a final order determining that BioThrax is safe and effective and not misbranded. In February 2006, the U.S. Court of Appeals for the District of Columbia, on appeal of the injunction by the government, ruled that the injunction had dissolved by its own terms as a result of the FDA’s final order. The matter remains pending in the District Court, where subsequent proceedings have focused on whether the plaintiffs are entitled to recover attorneys’ fees from the government.

In October 2006, the DoD announced that it was resuming a mandatory vaccination program for BioThrax for designated military personnel and emergency DoD civilian personnel and contractors. In December 2006, the same counsel who represented the plaintiffs in the 2003 litigation filed a new lawsuit against the government in the same federal court, on behalf of unnamed service members and the DoD civilian employees or contractors and purportedly on behalf of a class of similarly situated individuals. The suit contends on various grounds that the FDA's 2005 final order should be set aside as substantively and procedurally flawed and that BioThrax is not properly approved for use in the DoD’s vaccination program. The plaintiffs seek a declaration that BioThrax is improperly licensed and is not approved for use against inhalation anthrax, an order vacating the FDA’s 2005 final order, and an injunction prohibiting the DoD from using BioThrax in a mandatory vaccination program. In February 2007, the government moved to dismiss the case. Although we are not a party to either of the Milvax lawsuits, if the District Court were to grant all or part of the requested relief, the amount of future purchases of BioThrax by DoD could be affected.

Other. We are, and may in the future become, subject to other legal proceedings, claims and litigation arising in the ordinary course of our business in connection with the manufacture, distribution and use of our products and product candidates. For example, Emergent BioDefense Operations is a defendant, along with many other vaccine manufacturers, in a series of lawsuits that have been filed in various state and federal courts in the United States alleging that thimerosal, a mercury-containing preservative used in the manufacture of some vaccines, caused personal injuries, including brain damage, central nervous system damage and autism. No specific dollar amount of damages has been claimed. Emergent BioDefense Operations is currently a named defendant in 40 lawsuits pending in two jurisdictions: 3 in California and 37 in Illinois. The products at issue in these lawsuits are pediatric vaccines. Because we are not currently and have not historically been in the business of manufacturing or selling pediatric vaccines, we do not believe that we manufactured the pediatric vaccines at issue in the lawsuits.

Under a contractual obligation to the State of Michigan, we manufactured one batch of vaccine suitable for pediatric use. However, the contract required the State to use the vaccine solely for Michigan public health purposes. We no longer manufacture any products that contain thimerosal. We have submitted a request for coverage of the defense and indemnity costs incurred as a result of these thimerosal claims to our insurance carriers. The insurance carrier that issued our general liability policies during the relevant years is disputing coverage

ITEM 1A.	RISK FACTORS

Risks Related to Our Dependence on U.S. Government Contracts

We have derived substantially all of our revenue from sales of our BioThrax anthrax vaccine, our only marketed product, under contracts with the U.S. Department of Defense and the U.S. Department of Health and Human Services. If the DoD and HHS demand for BioThrax is reduced, our business, financial condition and operating results could be materially harmed.

We have derived and expect for the foreseeable future to continue to derive substantially all of our revenue from sales of BioThrax, our FDA-approved anthrax vaccine and only marketed product. In 2006 and for the nine months ended September 30, 2007, we derived substantially all of our revenue from our BioThrax contracts with the DoD and HHS. The DoD has issued a sole source RFP for the manufacture, storage and delivery of BioThrax. On July 3, 2007, we submitted a response to this RFP. In October 2007, a White House Presidential Directive was issued that outlines the U.S. government’s objective to enhance coordination and cooperation among federal agencies with respect to countermeasure procurement and stockpile management. Also in October 2007, the GAO issued a report that was critical of HHS for lacking an effective strategy to minimize waste in the SNS, citing concerns of large amounts of BioThrax that will become unusable each year due to shelf-life expiration. We believe that the operational requirements set forth by the DoD in the May 2007 RFP have not changed and that the DoD has a continued commitment to procure BioThrax, either directly or indirectly, for its active immunization program. It is not clear what effect, if any, the Presidential Directive or GAO Report will have on the procurement process. We may not be awarded a follow-on contract by the DoD, or we may be awarded a contract on less favorable terms than our prior contracts with the DoD.

Our existing and prior contracts with the DoD and HHS do not necessarily increase the likelihood that we will secure future comparable contracts with the U.S. government. The success of our business and our operating results for the foreseeable future are substantially dependent on the price per dose, the number of doses and the timing of deliveries for BioThrax sales to the U.S. government.

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

On September 25, 2007 we entered into an agreement with HHS to supply 18.75 million doses of BioThrax to HHS for placement into the SNS for a firm fixed price of $400 million. If we receive FDA approval of an application to extend the shelf life of BioThrax from three years to four years, HHS has agreed to adjust the price per dose under the agreement, with an aggregate value of such price increase of approximately $34 million. The regulatory approval process is complex and uncertain, and there is no guarantee that we will receive approval of four-year expiry dating. If we do not receive FDA approval of four-year expiry dating during the term of the agreement, we will be unable to earn the $34 million.

The pricing under our fixed price government contracts is based on estimates of the time, resources and expenses required to deliver the specified doses of BioThrax. If our estimates are not accurate, we may not be able to earn an adequate return under these contracts.

Our existing and prior contracts for the supply of BioThrax with the DoD and HHS have been fixed price contracts. We expect that our future contracts with the U.S. government for biodefense product candidates that we successfully develop also may be fixed price contracts. Under a fixed price contract, we are required to deliver our products at a fixed price regardless of the actual costs we incur and absorb any costs in excess of the fixed price. Estimating costs that are related to performance in accordance with contract specifications is difficult. Our failure to anticipate technical problems, estimate costs accurately or control costs during performance of a fixed price contract could reduce the profitability of a fixed price contract or cause a loss.

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

The results of ongoing or future legal proceedings could reduce demand for BioThrax by the U.S. government. For example, in 2003, a group of unnamed military personnel filed a lawsuit seeking to enjoin the DoD from administering BioThrax on a mandatory basis without informed consent of the recipient or a Presidential waiver, and, in 2004, a federal court issued the requested injunction. In 2005, the FDA issued an order affirming the BioThrax license, and, as a result, an appellate court ruled in February 2006 that the injunction was dissolved. In October 2006, the DoD announced that it was resuming a mandatory vaccination program for BioThrax for designated military personnel and emergency DoD civilian personnel and contractors.

In December 2006, the same counsel who brought the prior lawsuit filed a new lawsuit contending that the FDA's 2005 final order should be set aside and that BioThrax is not properly approved for use in the DoD’s vaccination program. In February 2007, the government moved to dismiss the case. Although we are not a party to the lawsuits challenging DoD’s mandatory use of the vaccine, if a court were to again enjoin the DoD's use of BioThrax on a mandatory basis, the amount of future purchases of BioThrax could be affected. Furthermore, contractual indemnification provisions and statutory liability protections may not fully protect us from all related liabilities, and statutory liability protections could be revoked or amended to reduce the scope of liability protection. In addition, lawsuits brought directly against us by third parties, even if not successful, require us to spend time and money defending the related litigation.

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

As of September 30, 2007, we had $47.0 million principal amount of debt outstanding and remaining borrowing availability of $15.0 million under our revolving lines of credit. We may seek to raise substantial external debt financing to provide additional financial flexibility. Our leverage could have significant adverse consequences, including:

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

As of September 30, 2007, we had $24.3 million of cash and cash equivalents. Our future capital requirements will depend on many factors, including:

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

Our committed external sources of funds consist of the remaining borrowing availability under our revolving line of credit with Fifth Third Bank, development funding under our collaboration agreement with Sanofi Pasteur, funding from the NIAID and BARDA, including for animal efficacy studies of our anthrax immune globulin candidate, and funding from the Wellcome Trust for our subsequent Phase II clinical trial of our typhoid vaccine candidate. To the extent our capital resources are insufficient to meet our future capital requirements, we will need to finance our cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements, which we may not be able to obtain when needed or on attractive terms, which would force us to delay, reduce the scope of or eliminate our research and development programs or reduce our planned commercialization efforts.

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

Any debt financing or additional equity that we raise may contain terms, such as liquidation and other preferences that are not favorable to us or our stockholders. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish valuable rights to our technologies or product candidates or grant licenses on terms that may not be favorable to us.

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

We anticipate that we will initiate large scale manufacturing of BioThrax at the new Lansing facility in 2008. Our plans assume that the FDA will not require us to complete a human bridging trial demonstrating that BioThrax manufactured at our new facility is bioequivalent to BioThrax manufactured at our existing facility. We currently expect to rely on non-clinical studies for these purposes. However, the FDA has not approved our plan to rely on non-clinical studies without conducting a human bridging trial and may not do so. If the FDA requires us to conduct a human bridging trial, the initiation of large scale manufacturing of BioThrax at our new Lansing facility will be delayed and we will incur additional unanticipated costs.

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

BioThrax and all our product candidates are biologics. Manufacturing biologic products, especially in large quantities, is complex. The products must be made consistently and in compliance with a clearly defined manufacturing process.  Accordingly, it is essential to be able to validate and control the manufacturing process to assure that it is reproducible. Slight deviations anywhere in the manufacturing process, including obtaining materials, filling, labeling, packaging, storage and shipping and quality control and testing, some of which we experience from time to time, may result in lot failures, delay in the release of lots, product recalls or spoilage. We will not be able to sell any lots that fail to satisfy release testing specifications.

FDA approval is required for the release of each lot. We must provide the FDA with the results of potency testing before lots are released for sale. We have one mechanism for conducting this potency testing that is reliant on a unique animal strain for which we have no redundancy.  In developing redundancy, we may face significant regulatory hurdles.  In the event of a problem with this strain, if we have not developed redundancy, we would not be able to provide the FDA with required potency testing. .

In addition, BioThrax must be maintained at a prescribed temperature range during shipping, and variations from that temperature range could result in loss of product and could adversely affect profitability. Delays, lot failures, and shipping deviations or spoilage could cause us to fail to satisfy customer orders or contractual commitments, lead to a termination of one or more of our contracts, lead to delays in our clinical trials or result in litigation or regulatory action against us, any of which could be costly to us and otherwise harm our business.

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

Our plan is to initiate large scale manufacturing of BioThrax at our new manufacturing facility in 2008. If installation, validation and qualification activates for our new facility in Lansing are delayed, we may not be able to manufacture sufficient quantities of BioThrax to allow us to increase sales of BioThrax to customers other that the U.S. government which would limit our opportunities for growth.

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

In addition, notwithstanding favorable findings regarding the safety and efficacy of BioThrax by the FDA in its final ruling in December 2005, the U.S. government Accountability Office, or GAO, reiterated concerns regarding BioThrax in Congressional testimony in May 2006 that it had previously identified beginning in 1999. These concerns include the need for a six-dose regimen and annual booster doses, questions about the long-term and short-term safety of the vaccine, including how safety is affected by gender differences, and uncertainty about the vaccine’s efficacy.

In another report, issued in October 2007, the GAO questioned whether both HHS and DoD should purchase BioThrax directly from the Company and suggested that DoD acquire BioThrax from the SNS rather than from the manufacturer. DoD may decide that it will use BioThrax from the SNS rather than entering into separate procurement contracts with the Company. Such determination could result in a lower volume of overall BioThrax sales to the U.S. government.

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

The Public Readiness and Emergency Preparedness Act, or PREP Act, which was signed into law in December 2005, creates general immunity for manufacturers of biodefense countermeasures, including security countermeasures, when the Secretary of HHS issues a declaration for their manufacture, administration or use. A PREP Act declaration is meant to provide general immunity from all claims under state or federal law for loss arising out of the administration or use of a covered countermeasure. Manufacturers are not entitled to this protection in cases of willful misconduct. Upon a declaration by the Secretary, a compensation fund is created to provide “timely, uniform, and adequate compensation to eligible individuals for covered injuries directly caused by the administration or use of a covered countermeasure.” The “covered injuries” to which the program applies are defined as serious physical injuries or death. Individuals are permitted to bring a willful misconduct action against a manufacturer only after they have exhausted their remedies under the compensation program. However, a willful misconduct action could be brought against us if any individuals exhausted their remedies under the compensation program and thereby expose us to liability. Our September 2007 contract with HHS provides that BioThrax in the SNS will not be administered in humans until the Secretary of HHS issues a PREP Act declaration applicable to BioThrax. We do not know, however, whether the PREP Act would provide adequate coverage or survive anticipated legal challenges to its validity.

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

In addition, although our prior contracts with DoD and HHS provided that the U.S. government would indemnify us for any damages resulting from product liability claims, our current contract with HHS does not contain such indemnification, and we cannot be certain that we will be able to negotiate similar indemnification provisions in future contracts or that the U.S. government will honor its indemnification obligations. For example, although we have notified the DoD of the lawsuits filed against us by current and former members of the U.S. military claiming damages as the result of personal injuries allegedly suffered from vaccination with BioThrax, the DoD has not yet acted on our claim for indemnification pending resolution of our claims under our product liability insurance. Members of Congress have proposed and may in the future propose legislation that reduces or eliminates the statutory liability protections for manufacturers of biodefense countermeasures

Product liability lawsuits could cause us to incur substantial liabilities and require us to limit commercialization of any products that we may develop.

We face an inherent risk of product liability exposure related to the sale of BioThrax and any other products that we successfully develop and the testing of our product candidates in clinical trials. For example, we currently are a defendant in two federal lawsuits filed on behalf of two individuals who alleged that they were vaccinated with BioThrax by the DoD and claimed damages resulting from personal injuries allegedly suffered because of the vaccinations. The plaintiff in these lawsuits claimed different injuries and sought varying amounts of damages.

The plaintiff in one of the actions has alleged that the vaccine caused erosive rheumatoid arthritis and has requested damages in excess of $1 million. The plaintiff in the other suit has alleged that the vaccine caused a condition that originally was diagnosed as encephalitis related to a gastrointestinal infection and caused him to fall into a coma for many weeks and has requested damages in excess of $10 million.

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

We currently have product liability insurance for coverage up to a $10 million annual aggregate limit with a deductible of $75,000 per claim. The amount of insurance that we currently hold may not be adequate to cover all liabilities that may occur. Product liability insurance is difficult to obtain and increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost and we may not be able to obtain insurance coverage that will be adequate to satisfy any liability that may arise. For example, from 2002 through February 2006, we were unable to obtain product liability insurance for sales of BioThrax on commercially reasonable terms. We do not believe that the amount of insurance we have been able to obtain for BioThrax is sufficient to manage the risk associated with the potential large-scale deployment of BioThrax as a countermeasure to bioterrorism threats. We rely on contractual indemnification provisions and statutory protections to limit our liability exposure for BioThrax

If we are unable to obtain adequate reimbursement from governments or third party payors for any products that we may develop or to obtain acceptable prices for those products, our revenues will suffer.

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

We have the right to use certain property and equipment owned by the DoD, referred to as government furnished equipment, or GFE, at our Lansing, Michigan site in the manufacture of BioThrax.  We pay the DoD a small usage fee for the GFE based on the number of doses of BioThrax that we produce for sale to customers other than the U.S. government.  We have the option to purchase all or part of existing GFE from the DoD on terms to be negotiated with the DoD.  If the DoD modifies the terms under which we use the GFE in a manner that is unfavorable to us, including substantially increasing the usage fee, or we are unable to reach an agreement with DoD concerning the terms of the purchase of that part of the GFE necessary for our business, our business could be harmed.  If the U.S. government were to terminate or fail to extend all BioThrax supply contracts with us, we potentially could be required to rent or purchase that part of the GFE necessary for the continued production of BioThrax in our current manufacturing facility.

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

Failure to obtain regulatory approval in international jurisdictions could prevent us from marketing our products abroad.

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

There has been substantial litigation and other proceedings regarding patent and other intellectual property rights in the biotechnology and pharmaceutical industries. For example, we monitored ongoing litigation between Bavarian Nordic and Acambis relating to the manufacture of the modified vaccinia Ankara virus, or MVA, as a smallpox vaccine for biodefense use by the U.S. government. This litigation was terminated by a settlement and consent order filed by the parties with the U.S. International Trade Commission, or ITC, in August 2007 and subsequently published in the U.S. Federal Registrar. According to the published terms of the consent order, Acambis agreed not to import or sell within the United States it MVA3000 vaccine product, and further agreed not to challenge the validity or enforceability or certain Bavarian Nordic patents. In addition, the consent order vacated the initial determination of the ITC that Bavarian Nordics’ patents were invalid, but if valid would have been infringed by importation or sale of MVA3000 in the United States.

We have licensed from the Bavarian State Ministry of the Environment, Public Health and Consumer Protection rights to materials and technology related to MVA. Our MVA platform technology, which has the potential to be used as a viral vector for delivery of certain vaccine antigens for different disease-causing organisms, is based on these rights. Our ability to use our MVA platform technology could be negatively affected by patent infringement litigation or other legal actions brought by Bavarian Nordic or other parties challenging our rights to use MVA materials or technology.

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

Mr. El-Hibri has the ability to control the election of the members of our Board of Directors through his ownership interests and voting arrangements among our significant stockholders. As of October 26, 2007, Mr. El-Hibri was the beneficial owner of over half of our outstanding common stock. Because Mr. El-Hibri has the ability to control the election of the members of our board, and because of his substantial control of our capital stock, Mr. El-Hibri will likely have the ability to delay or prevent a change of control of us that may be favored by other directors or stockholders and otherwise exercise substantial control over all corporate actions requiring board or stockholder approval, including any amendment of our certificate of incorporation or by-laws. The control by Mr. El-Hibri may prevent other stockholders from influencing significant corporate decisions and may result in conflicts of interest that could cause our stock price to decline.

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

Our stock price has been, and is likely to continue to be, volatile. From November 15, 2006, when our common stock first began trading on the New York Stock Exchange, through October 26, 2007, our common stock has traded as high as $7.67 per share and as low as $17.75 per share. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above the initial public offering price. The market price for our common stock may be influenced by many factors, including:

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Moreover, holders of an aggregate of approximately 21.4 million shares of our common stock outstanding as of October 26, 2007 have the right to require us to register these shares of common stock under specified circumstances.

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

Through September 30, 2007, we have used approximately $3.6 million of the net proceeds from the offering to fund development of our biodefense product candidates, comprised of approximately $1.1 million for label expansions and improvements for BioThrax, approximately $740,000 for a next generation anthrax vaccine candidate and approximately $1.7 million for our anthrax immune globulin candidate; approximately $4.7 million of the net proceeds to fund development of our commercial product candidates, comprised of approximately $2.3 million for our typhoid vaccine candidate and approximately $2.4 million for our hepatitis B therapeutic vaccine candidate; and approximately $15.8 million of the net proceeds to fund a portion of the construction, installation, validation and qualification activities costs for our new manufacturing facility in Lansing. We have not used any of the net proceeds from the offering to make payments, directly or indirectly, to any director or officer of ours, or any of their associates, to any person owning 10 percent or more of our common stock or to any affiliate of ours. We have invested the balance of the net proceeds from the offering in short-term, investment grade, interest-bearing instruments. There has been no material change in our planned use of the balance of the net proceeds from the offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.	OTHER INFORMATION

Effective October 30, 2007, our Board of Directors approved amendments to Article IV, Sections 4.2, 4.3 and 4.6 of our Amended and Restated By-laws to permit the issuance and transfer of both certificated and uncertificated shares of capital stock, to comply with rules enacted by the New York Stock Exchange (“NYSE”).  The NYSE rules require all securities listed on the NYSE to be eligible for a “direct registration system” operated by a clearing agency by January 2008.  The direct registration system allows investors to have shares registered in their own names by book-entry. Book-entry allows shares to be owned, recorded and transferred electronically without issuance of physical stock certificates, which enables transactions without the risks and delays associated with transferring physical certificates. Prior to this amendment, the Amended and Restated By-laws were silent on the issuance of uncertificated shares.

The summary of changes to the Amended and Restated By-laws set forth above is qualified in its entirety by reference to the full text of the amendment, a copy of which is attached to this report as Exhibit 3.2 and incorporated herein by reference.

ITEM 6.	EXHIBITS

The exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index immediately preceding the exhibits hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMERGENT BIOSOLUTIONS INC.

Date: November 2, 2007	By:	/s/ Fuad El-Hibri
Fuad El-Hibri
Chief Executive Officer and
Chairman of the Board of Directors
(Principal Executive Officer)

Date: November 2, 2007	By:	/s/R. Don Elsey
R. Don Elsey
Sr. Vice President Finance, Chief Financial
Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit

Number	Description
3.2	Amendment to Amended and Restated By-Laws

10.1	Contract No. HHSO100200700037C, dated September 25, 2007, between Emergent BioDefense Operations Lansing Inc. and Department of Health and Human Services

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section
906 of the Sarbanes-Oxley Act of 2002

32.2    Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002