Form 10-K
period 2007-12-31
Emergent BioSolutions Inc.
filed 2008-03-10
CIK 1367644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to

Commission file number: 001-33137

EMERGENT BIOSOLUTIONS INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	14-1902018
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

2273 Research Boulevard, Suite 400 Rockville, Maryland	20850
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (301) 795-1800

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common stock, $0.001 par value per share	New York Stock Exchange
Series A junior participating preferred stock purchase rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of Securities Act. Yes ☐ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 29, 2007 was approximately $100,968,000 based on the price at which the common stock was last sold on that date as reported on the New York Stock Exchange.

As of February 29, 2008, the registrant had 29,750,237 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2008 annual meeting of stockholders scheduled to be held on May 21, 2008, which is expected to be filed with the Securities and Exchange Commission not later than 120 days after the end of the registrant’s fiscal year ended December 31, 2007, are incorporated by reference into Part III of this annual report on Form 10-K. With the exception of the portions of the registrant’s definitive proxy statement for its 2008 annual meeting of stockholders that are expressly incorporated by reference into this annual report on Form 10-K, such proxy statement shall not be deemed filed as part of this annual report on Form 10-K.

BioThrax® and spi-VEC™ are our trademarks. Each of the other trademarks, trade names or service marks appearing in this annual report on Form 10-K are the property of their respective owners.

EMERGENT BIOSOLUTIONS INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

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

Overview

We are a profitable multinational biopharmaceutical company focused on the development, manufacture and commercialization of immunobiotics, consisting of vaccines and therapeutics that assist the body’s immune system to prevent or treat disease. We manufacture and market BioThrax ®, also referred to as anthrax vaccine adsorbed, or AVA, the only vaccine approved by the U.S. Food and Drug Administration, or FDA, for the prevention of anthrax infection. We use internally generated cash flows from the sale of BioThrax to fund the development of a product pipeline that addresses a variety of infectious diseases and other medical conditions.

We develop immunobiotics for use against infectious diseases that have resulted in significant unmet or underserved public health needs and against biological agents that are potential weapons of bioterrorism and biowarfare. In addition to our licensed BioThrax product, we have product candidates in both advanced and earlier stages of development. Our advanced stage product candidates consist of an anthrax immune globulin therapeutic candidate, a typhoid vaccine candidate and a hepatitis B therapeutic vaccine candidate. Our earlier stage programs include botulinum vaccines, group B streptococcus vaccine and chlamydia vaccine candidates.

BioThrax is approved for pre-exposure prevention of anthrax infection by all routes of exposure, including inhalation. We are currently pursuing a label expansion for BioThrax as a post-exposure prophylaxis for anthrax infection in combination with antibiotic treatment, as well as a number of improvements for BioThrax, including an extension of expiry dating, a reduction in the number of required doses, and the addition of a second route of administration.

Revenues from product sales of BioThrax were $169.8 million in 2007, $148.0 million in 2006 and $127.3 million in 2005. The U.S. Department of Defense, or DoD, and the U.S. Department of Health and Human Services, or HHS, have been the principal customers for BioThrax. Since 1998, we have been a party to two procurement contracts for BioThrax with the DoD pursuant to which we have supplied over 10 million doses of BioThrax for immunization of military personnel, and the DoD has vaccinated more than 1.8 million military personnel with more than 7.1 million doses of BioThrax. We are not currently party to a procurement contract with the DoD. Since May 2005, we have supplied over 16 million doses of BioThrax to HHS for inclusion in the strategic national stockpile, or SNS. On September 25, 2007, we entered into a three-year agreement with HHS to supply 18.75 million doses of BioThrax to HHS for placement into the SNS, of which an additional 12.2 million doses remain to be delivered. We believe that in the future the DoD will procure additional doses of BioThrax directly from HHS to satisfy ongoing requirements for its active immunization program, and that these purchases may result in HHS procuring additional doses from us.

Our product candidates in advanced stages of development are:

•

Anthrax immune globulin therapeutic — an intravenous therapeutic antibody product candidate for the treatment of post-symptomatic anthrax infection, which we are developing in part with funding from the National Institute of Allergy and Infectious Diseases of the National Institutes of Health, or NIAID, for which we expect to initiate a pivotal human trial and pivotal animal studies in 2008 and 2009;

•

Typhoid vaccine — a single-dose, drinkable vaccine, for which we have completed a Phase I clinical program with trials in the United States, the United Kingdom and Vietnam, and are conducting a Phase II clinical program, which includes a recently completed clinical trial in Vietnam and planned clinical trials in the United States and in India; and

•

Hepatitis B therapeutic vaccine — a multiple-dose, drinkable therapeutic vaccine for the treatment of chronic carriers of hepatitis B infection, for which we have completed a Phase I clinical trial in the United Kingdom and are conducting a Phase II clinical program.

Our product pipeline also includes the following earlier stage product candidates:

•

Group B streptococcus vaccine — a multiple-dose, injectable vaccine for administration to women of childbearing age for protection of the fetus and newborn babies, for which we have successfully completed a Phase I clinical trial in the United Kingdom and are preparing to initiate a second Phase I clinical trial;

•

Next generation anthrax vaccine — additional anthrax vaccine product candidates that would incorporate one or more advanced characteristics, such as a reduced number of doses, room temperature storage, novel adjuvants, recombinant subunits, an enhanced immune response, longer expiry dating, or a novel delivery method;

•

Botulinum vaccines— two prophylactic vaccine product candidates to protect against illness caused by botulinum toxin which we are developing in collaboration with the United Kingdom Health Protection Agency, or HPA; and

•	Chlamydia vaccine — an injectable vaccine for administration to adolescents designed to prevent illness caused by all clinically relevant strains of Chlamydia trachomatis.

We have established collaborations and funding arrangements for some of our product candidates. Our anthrax immune globulin therapeutic candidate is funded in part by NIAID under a development contract valued at up to $9.5 million that NIAID awarded us in the third quarter of 2007 to conduct animal efficacy studies and clinical trials, and under two grants valued at up to $3.8 million in the aggregate that NIAID awarded us in 2006 for non-clinical safety and efficacy studies and clinical trial planning for this product candidate. NIAID also has agreed to fund, manage and conduct a Phase I clinical trial of our group B streptococcus vaccine candidate. The Wellcome Trust provided funding for our Phase I and Phase II clinical trials of our typhoid vaccine candidate in Vietnam. In May 2006, we entered into a license and co-development agreement with Sanofi Pasteur, the vaccines business of Sanofi Aventis, under which we granted Sanofi Pasteur an exclusive, worldwide license under our proprietary technology to develop and commercialize our Neisseria meningitis B vaccine candidate in exchange for payment to us of upfront and development fees, milestone payments and royalties.

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

Acquire additional late-stage product candidates. We seek to obtain product candidates through acquisitions and licensing arrangements with third parties, with a primary focus on late-stage development programs. This approach enables us to avoid the expense and time entailed in early-stage research activities and, we believe, minimize product development and commercialization risks and may enable us to accelerate product development timelines. Specifically, we are primarily seeking to acquire one or more additional product candidates that are either in Phase III clinical trials or well positioned for entry into Phase III clinical trials in the near term. Additionally, we may announce from time to time the acquisition or license of early stage product candidates or the entry into collaborations to continue to refresh the earlier phases of our product development programs.

Mitigate costs in advancing selected pipeline products by seeking governmental and other third party grants and support. We seek non-dilutive funding arrangements with government agencies and non-governmental organizations, or NGOs, including clinical trial sponsorship, grants and development contracts, to advance the development of our product candidates. For example, the Centers for Disease Control and Prevention, or CDC, is independently conducting a clinical trial to evaluate whether as few as three doses of BioThrax administered over six months, with booster doses up to three years apart, will confer an adequate immune response. In addition, NIAID has completed an independent animal efficacy study of BioThrax in combination with antibiotics as a post-exposure prophylaxis for anthrax infection. NIAID in collaboration with the BioMedical Advanced Research & Development Authority, or BARDA, of HHS also has awarded us funding for animal efficacy studies and clinical trials of our anthrax immune globulin therapeutic candidate. BARDA also has awarded funding of up to $11.5 million to support our post-exposure prophylaxis indication for BioThrax, of which $8.8 million was paid in the fourth quarter of 2007. The Wellcome Trust provided funding for our Phase I and Phase II clinical trials of our typhoid vaccine candidate in Vietnam. In addition, NIAID has agreed to fund, manage and conduct a Phase I clinical trial of our group B streptococcus vaccine candidate. We believe many of our product candidates may be of interest to governments and philanthropic organizations. We plan to continue to encourage government entities and NGO’s to continue to conduct studies of, and provide financial support for the development of, our licensed product and product candidates.

Fund product development through internally-generated cashflows. We generate revenues and cash flows from sales of BioThrax. In turn, we use these cash flows to fund our development efforts, which we believe gives us an advantage over many of our competitors that rely primarily on external sources of funds. The revenues we derive from the sale of BioThrax help to insulate us from fluctuations in the capital markets and the uncertainties of development funding decisions by government agencies and NGO’s. We are focused on increasing sales of BioThrax to the U.S. government, expanding the market for BioThrax to other customers and pursuing a label expansion and a number of improvements for BioThrax, including an extension of expiry dating, a reduction in the number of required doses and the addition of another route of administration. We seek to strike an appropriate balance between maintaining current profitability and continuing to invest in our product development pipeline, which we believe will maximize long term value.

Leverage internal manufacturing capabilities and infrastructure. Since 1998, we have manufactured BioThrax at our vaccine manufacturing facility Lansing, Michigan. The Lansing manufacturing facility is a multi-building vaccine production campus located on approximately 12.5 acres. To augment our existing manufacturing capabilities, we constructed a new 50,000 square foot manufacturing facility on our Lansing campus. We are currently conducting validation and qualification activities required for regulatory approval. We expect that this new facility will have the potential to reduce our manufacturing costs for BioThrax, while increasing dramatically our capacity to manufacture doses of BioThrax annually. This new facility will also allow us to manufacture other fermentation-based products, including production of our own vaccine candidates, as well as potentially allow us to provide contract manufacturing services for third parties.

Market Opportunity

Vaccines have long been recognized as a safe and cost-effective method for preventing infection caused by various bacteria and viruses. Because of an increased emphasis on preventative medicine in industrialized countries, vaccines are now well recognized as an important part of effective public health management. According to a 2006 report issued by Frost & Sullivan, a market research organization, from 2002 to 2005, annual worldwide vaccine sales increased from $6.7 billion to $9.9 billion, a compound annual growth rate of approximately 14%. In this same report it is estimated that the worldwide sales of vaccines will grow at a compound annual rate of approximately 10.5% from 2005 through 2012. New vaccine technologies, coupled with a greater understanding of how infectious microorganisms, or pathogens, cause disease are leading to the introduction of new vaccine products. Moreover, while existing marketed vaccines generally are designed to prevent infections, new vaccine technologies have also led to a focus on the development of vaccines for therapeutic purposes. Potential therapeutic vaccines extend beyond infectious diseases to cancer, autoimmune diseases and allergies.

Most non-pediatric commercial vaccines are paid for directly by patients or paid for or reimbursed by managed care organizations, other private health plans or public insurers. With respect to certain diseases affecting general public health, particularly in developing countries, public health authorities or NGO’s may fund the cost of developing vaccines against these diseases. According to a 2006 report issued by Frost & Sullivan, public purchases of vaccines, including immunization programs and government stockpiles, account for approximately 90% of the total volume of worldwide vaccine sales. Alternatively, private market purchases of vaccines represent only 10% of total worldwide vaccine sales and yet account for approximately 60% of total worldwide vaccine revenues in 2005.

The market for biodefense countermeasures, including vaccines and therapeutics, has grown dramatically as a result of the increased awareness of the threat of global terror activity in the wake of the September 11, 2001 terrorist attacks and the October 2001 anthrax letter attacks. The U.S. government is the principal source of worldwide biodefense spending. Most U.S. government spending on biodefense programs results from development funding awarded by NIAID, BARDA and the DoD, and procurement of countermeasures by HHS, the CDC and the DoD. The U.S. government is now the largest source of development and procurement funding for academic institutions and biotechnology companies conducting biodefense research or developing vaccines and immunotherapies directed at potential agents of bioterror or biowarfare.

The Project BioShield Act, which became law in 2004, authorizes the procurement of countermeasures for biological, chemical, radiological and nuclear attacks for the SNS, which is a national repository of medical assets and countermeasures designed to provide federal, state and local public health agencies with medical supplies needed to treat those affected by terrorist attacks, natural disasters, industrial accidents and other public health emergencies. Project BioShield provided appropriations of $5.6 billion to be expended over ten years. The Pandemic and All-Hazards Preparedness Act, passed in 2006, established BARDA as the agency responsible for awarding procurement contracts for biomedical countermeasures and providing development funding for advanced research and development in the biodefense arena, and supplements the funding available under Project BioShield for radiological, nuclear, chemical and biological countermeasures, and provides funding for infectious disease pandemics. Funding for BARDA is created by annual appropriations by Congress. Congress also appropriates annual funding for the CDC for the procurement of medical assets and countermeasures for the SNS and for NIAID to conduct biodefense research. This appropriation funding supplements amounts available under Project BioShield.

The DoD procures biodefense countermeasures that it administers primarily through the Military Vaccine Agency, or MilVax. MilVax administers various vaccination programs for military personnel, including vaccines for common infectious diseases, such as influenza, and vaccines to protect against specific bioterrorism threats, such as anthrax and smallpox. The level of spending by the DoD for MilVax is a function of the size of the U.S. military and the DoD’s protocols with respect to vaccine stockpile management and active immunization. The DoD provides development funding for biodefense vaccines through its Joint Vaccine Acquisition Program, or JVAP. We believe that in the future the DoD will procure additional doses of BioThrax directly from HHS to satisfy ongoing requirements for its active immunization program and that these purchases may result in HHS procuring additional doses from us.

In addition to the U.S. government, we believe that other potential additional markets for the sale of biodefense countermeasures include:

•	state and local governments, which we expect may be interested in these products to protect emergency responders, such as police, fire and emergency medical personnel;
•	foreign governments, including both defense and public health agencies;
•	NGO’s and multinational companies, including the U.S. Postal Service and transportation and security companies; and
•	health care providers, including hospitals and clinics.

Although there have been modest sales to these markets to date, we believe that they may comprise an important growth opportunity for the overall biodefense market in the future.

Scientific Background

The immune system provides protection against pathogens, such as bacteria and viruses, through immune responses that are generated by a type of white blood cell known as lymphocytes. Immune responses that depend on lymphocyte recognition of components of pathogens, called antigens, have two important characteristics. First, these immune responses are specific, which means that lymphocytes recognize particular antigens on pathogens. Second, these immune responses induce memory so that when the antigen is encountered again, the immune response to that antigen is enhanced. Generally, there are two types of specific immune responses: humoral immunity and cell-mediated immunity. Humoral immunity is provided by proteins, known as antibodies or immune globulins, that are produced by lymphocytes. Antibodies are effective in dealing with pathogens before the pathogens enter cells. Cell-mediated immunity is provided by lymphocytes that generally deal with threats from cells that are already infected with pathogens by directly killing infected cells or by interacting with other immune cells to initiate the production of antibodies or activating cells that kill and eliminate infected cells.

A vaccine is normally given to a healthy person as a prophylaxis in order to generate an immune response that will protect against future infection and disease caused by a specific pathogen. Following vaccination, the immune system’s memory of antigens presented by a vaccine allows for an immune response to be generated against a pathogen in order to provide protection against disease. A therapeutic vaccine is slightly different in that it acts to strengthen or modify the immune response in patients already infected with bacterial and viral pathogens in order to clear the pathogens from the infected host. Without treatment, such patients can be subject to recurring bouts of the disease.

An immune globulin, also known as a polyclonal antibody, is a therapeutic that provides an immediate protective effect. Immune globulin is normally made by collecting plasma from individuals who have contracted a particular disease or who have been vaccinated against a particular disease and whose plasma contains protective antibodies, known as IgG, generated by a humoral immune response to pathogen exposure or vaccination. These antibodies are isolated by fractionation of the plasma, purified and then administered either intravenously or by intramuscular injection to patients. Because it normally takes several weeks to generate antibodies after vaccination, immune globulins are used in situations in which it is not possible to wait for active immunization to generate the protective immune response.

Products

The following table summarizes key information about our marketed product, BioThrax, and our other advanced and earlier stage product candidates. We use multiple technologies to develop our product candidates, including conventional and recombinant technologies. For each development program, we select and apply the technology that we believe is best suited to address the particular disease based on our evaluation of factors such as safety, efficacy, manufacturing requirements, regulatory pathway and cost. We currently hold all commercial rights to BioThrax and all of our immunobiotic product candidates, other than our recombinant botulinum vaccine, for which HPA has the non-exclusive right to make, use and sell to meet public health requirements in the United Kingdom, and our Neisseria meningitis B vaccine candidate that we are developing in collaboration with Sanofi Pasteur.

Immunobiotic Product or Product Candidate	Prophylactic or Therapeutic	Stage of Development
BioThrax (Anthrax Vaccine Adsorbed)	Pre-exposure prophylactic	FDA approved
	Post-exposure prophylactic*	Post-approval label expansion; animal efficacy and human safety and immunogenicity studies ongoing; BLA supplement planned
Next generation anthrax vaccine*	Pre-exposure prophylactic	Preclinical and Phase I
Anthrax immune globulin*	Therapeutic	Pivotal animal studies and pivotal human trial planned for 2008 and 2009
Typhoid vaccine	Prophylactic	Phase II
Hepatitis B therapeutic vaccine	Therapeutic	Phase II
Group B streptococcus vaccine	Prophylactic	Phase I
Botulinum vaccines*	Prophylactic	Preclinical
Chlamydia vaccine	Prophylactic	Preclinical
Neisseria meningitis B vaccine	Prophylactic	Preclinical; commercialization rights out-licensed to Sanofi Pasteur

*

We currently intend to rely on the FDA animal rule in seeking marketing approval for indications or product candidates marked with an asterisk. Under the animal rule, if human efficacy trials are not ethical or feasible, the FDA can approve drugs or biologics used to treat or prevent serious or life threatening conditions caused by exposure to lethal or permanently disabling toxic chemical, biological, radiological or nuclear substances based on human clinical data demonstrating safety and immunogenicity and evidence of efficacy from appropriate animal studies and any additional supporting data. For more information about the FDA animal rule, see “Government Regulation — Clinical Trials.”

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

BioThrax (Anthrax Vaccine Adsorbed)

Disease overview. Anthrax is a potentially fatal disease caused by the spore forming bacterium Bacillus anthracis. Anthrax bacteria are naturally occurring, and spores are found in soil throughout the world. Anthrax spores can withstand extreme heat, cold and drought for long periods and can survive without nutrients or air for extended periods. Anthrax infections occur if the spores enter the body through a cut, abrasion or open sore, or by ingestion or inhalation of the spores. Once inside the body, anthrax spores germinate into bacteria that then multiply. Anthrax bacteria secrete three proteins: protective antigen, lethal factor and edema factor, which individually are non-toxic but can become highly toxic if allowed to interact on the surface of human or animal cells.

Cutaneous anthrax, although rare in the United States, is the most common type of naturally acquired anthrax. Cutaneous anthrax is typically acquired through contact with contaminated animals and animal products. The fatality rate for untreated cases of cutaneous anthrax is estimated to be approximately 20%.

Inhalational anthrax is the most lethal form of anthrax. We believe that aerosolized anthrax spores are the most likely method to be used in a potential anthrax bioterrorism attack. Inhalational anthrax has been reported to occur from one to 43 days after exposure to aerosolized spores. Initial symptoms of inhalational anthrax are non-specific and may include sore throat, mild fever, cough, malaise, or weakness, lasting up to a few days. After a brief period of improvement, the release of anthrax toxins may cause an abrupt deterioration of the infected person, with the sudden onset of symptoms, including fever, shock and respiratory failure as the lungs fill with fluids. Hemorrhagic meningitis is common. Death often occurs within 24 hours of the onset of advanced respiratory complications. The fatality rate for inhalational anthrax is estimated to be between 45% and 90%, depending on whether aggressive, early treatment is provided.

Market opportunity and current treatments. To date, the principal customer for anthrax countermeasures has been the U.S. government, specifically the DoD and HHS. We believe that federal, state and local governments and allied foreign governments are significant potential customers for anthrax countermeasures.

The only FDA-approved product for pre-exposure prophylaxis of anthrax infection is BioThrax. The only FDA-approved products for post-exposure prophylaxis of anthrax infection are antibiotics, which are typically administered over a 60-day period. Antibiotics are effective against anthrax post-exposure by killing the anthrax bacteria before the bacteria can release anthrax toxins into the body. However, antibiotics are not effective against anthrax toxins once the toxins are present in the body. Nor are antibiotics effective against anthrax spores that are in the body and dormant following exposure. Anthrax spores may remain in the body for extended periods, which can potentially germinate into bacterium following the end of antibiotic treatment and lead to infection. Infection may also occur if patients do not adhere to the prolonged course of antibiotic treatment or are not able to remain on antibiotics for extended periods of time. In addition, antibiotics may not be effective against antibiotic resistant strains of anthrax. Because of these limitations, the CDC recommends administering BioThrax in combination with antibiotics under an investigation new drug application, or IND, with informed consent of the patient as a post-exposure prophylaxis for anthrax infection as an emergency public health intervention.

Although BioThrax is not currently approved by the FDA for post-exposure prophylaxis, as discussed below, we are actively pursuing a label expansion for this indication. We are also developing an anthrax immune globulin therapeutic product candidate and we recently acquired a monoclonal anthrax antibody product candidate, both of which are deigned for post-exposure use. Several other companies also are developing post-exposure anthrax therapeutic products.

Our total revenues from BioThrax sales were $169.8 million in 2007, $148.0 million in 2006 and $127.3 million in 2005.

Description and benefits of BioThrax. BioThrax is the only FDA-approved vaccine for the prevention of anthrax infection. It is approved by the FDA as a pre-exposure prophylaxis for use in adults who are at high risk of exposure to anthrax spores. BioThrax is manufactured from a sterile culture filtrate, made from a non-virulent strain of Bacillus anthracis, and contains no dead or live bacteria. Based on its current product labeling, BioThrax is administered by subcutaneous injection in three initial doses followed by three additional doses, with an annual booster dose recommended thereafter. The three initial doses are given two weeks apart over a thirty-day period followed by three additional doses given at six, 12 and 18 months following the first vaccination. BioThrax includes aluminum hydroxide, or alum, as an adjuvant. BioThrax is not currently approved as a post-exposure prophylaxis. Following the October 2001 anthrax letter attacks, however, the CDC provided BioThrax under an IND protocol for administration on a voluntary basis to Capitol Hill employees and certain others who may have been exposed to anthrax.

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

•	periodic evaluations of reports in the vaccine adverse event reporting system database maintained by the CDC and the FDA confirm that BioThrax continues to be safe for its intended use; and
•	as reported by an independent advisory panel to the FDA, the CDC data suggest that BioThrax is fairly well tolerated with systemic reactions and severe local reactions being relatively rare.

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

As with any pharmaceutical product, the use of vaccines carries a risk of adverse health effects that must be weighed against the expected health benefit of the product. The adverse reactions that have been associated with the administration of BioThrax are similar to those observed following the administration of other adult vaccines and include local reactions, such as redness, swelling and limitation of motion in the inoculated arm, and systemic reactions, such as headache, fever, chills, nausea and general body aches. In addition, some serious adverse events have been reported to the vaccine adverse event reporting system database maintained by the CDC and the FDA with respect to BioThrax. The report of any such adverse event to the vaccine adverse event reporting system database is not proof that the vaccine caused such an event. These putative serious adverse events, including diabetes, heart attacks, autoimmune diseases, including Guillian Barre syndrome, lupus and multiple sclerosis, lymphoma and death, have not been causally linked to the administration of BioThrax.

BioThrax development activities. We are actively pursuing label expansions and improvements for BioThrax, including the following:

•

Extend expiry dating. The current FDA-approved expiry dating of BioThrax is three years. In December 2006, based on data generated from our ongoing stability studies, we submitted a supplement to our biologics license application, or BLA, for BioThrax to extend the expiry dating from three years to four years, which, if granted, would allow BioThrax to be stockpiled for a longer period of time. This application is still pending and we continue to discuss with FDA the requirements for approval of this supplement. We are unable to predict whether or when this application might be approved.

•

Add second route of administration. We have applied to the FDA using interim data from the CDC study to add a second route of administration of BioThrax to include intramuscular injection in addition to subcutaneous injection. We believe that intramuscular injection may result in fewer local reactions than subcutaneous injection. We may be required to wait for full study data to be submitted to the FDA before consideration of our application.

•

Reduce doses for pre-exposure prophylaxis. We have applied to the FDA to reduce the number of required doses of BioThrax for pre-exposure prophylaxis from six to five, with an annual booster dose thereafter. Our application is based on an analysis of interim data from an ongoing clinical trial being conducted by the CDC to evaluate whether as few as three doses of BioThrax, administered over six months, with booster doses up to three years apart, will confer an adequate immune response. The FDA has requested additional data, some of which may not be available until we receive final data from the CDC dose reduction trial, which we expect at the end of 2008. The FDA may not approve dose reduction based on interim data. If the final data from the CDC dose-reduction trial support a further reduction of doses, we plan to file an additional BLA supplement with FDA for approval of a three-dose regimen, with booster doses thereafter up to three years apart.

•

Expand label indication to include post-exposure prophylaxis. We plan to seek approval of BioThrax in combination with antibiotic therapy as a post-exposure prophylaxis for anthrax infection. In October 2007, we completed a human clinical trial of BioThrax for the post-exposure indication using the anticipated dosing schedule of three doses of BioThrax given two weeks apart. The purpose of this trial was to collect data that, in combination with data from our non-clinical studies, will be used to design our pivotal human clinical trial for this indication. We are currently conducting non-clinical studies for the post-exposure indication pursuant to the FDA animal rule. In these studies, we are evaluating the effect of a humanized dose of BioThrax in combination with antibiotics compared to antibiotics alone in rabbits exposed by inhalation to anthrax spores. We also plan to conduct one or more pivotal studies in non-human primates. The timing of such studies depends on the development of a non-human primate model by NIAID. In 2005, NIAID completed a proof-of-concept study in which rabbits infected with anthrax were treated with the antibiotic levofloxacin or with levofloxacin in combination with two doses of BioThrax in one of three dose amounts. One of the dose amounts tested was a dilution of BioThrax designed to elicit an immune response that is proportional to the effect of an undiluted dose in humans. This is referred to as a humanized dose. Only 44% of the rabbits treated with antibiotics alone survived, while 100% of the rabbits treated with either humanized doses or undiluted doses of BioThrax in combination with levofloxacin survived. In the trial, there were statistically significant increases in survival rates for rabbits treated with all dose amounts of BioThrax in combination with the antibiotic compared to rabbits treated with levofloxacin alone. These results were consistent with an earlier animal test conducted by the U.S. Army Medical Research Institute of Infectious Diseases, or USAMRIID, involving the administration of BioThrax in combination with an antibiotic to non-human primates infected with anthrax. We believe that the data from our rabbit and non-human primate efficacy studies, together with the human immunogenicity data, if favorable, will be sufficient to support the filing with the FDA of a BLA supplement for marketing approval of BioThrax for the post-exposure indication. In February 2007, the FDA granted Fast Track designation for BioThrax as a post-exposure prophylaxis for anthrax infection. In September 2007, BARDA awarded us up to $11.5 million in development funding for this indication, $8.8 million of which was paid in the fourth quarter of 2007.

Next Generation Anthrax Vaccine

We have established a program to develop additional anthrax vaccine product candidates that would incorporate advanced characteristics, including one or more of the following: reduced number of doses, room temperature storage, enhanced immune response, longer expiry dating, or novel delivery method. We are evaluating candidates based on recombinant protective antigens, or rPA, of Bacillus anthracis, as well as a candidate based on Bacillus anthracis toxoid technology.

Our most advanced product candidate in this program is based on BioThrax combined with an adjuvant, known as VaxImmune TM (CPG adjuvant), which we licensed from Coley Pharmaceuticals which was recently acquired by Pfizer, Inc. The DoD’s Defense Advanced Research Projects Agency, or DARPA, previously funded a double-blind Phase I clinical trial of BioThrax plus VaxImmune vaccine candidate pursuant to a collaboration among DARPA, Pfizer and us. That trial, which was completed in 2005 and involved 69 healthy volunteers, was designed to evaluate the safety and immunogenicity of this product candidate compared to BioThrax alone and to VaxImmune alone. In this Phase I trial, the product candidate was administered in three doses by intramuscular injection at two week intervals. In this trial, the BioThrax VaxImmune combination vaccine candidate elicited an enhanced immune response. The immunogenicity results from this trial were statistically significant.

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

The immunogenicity parameters for this trial were the mean peak antibody concentration in trial participants who received the BioThrax Vaximmune combination vaccine candidate as compared to trial participants who received BioThrax alone and the median time to achieve mean peak immune response. In this trial, the mean peak concentration of antibodies to anthrax protective antigen in participants who received the product candidate was approximately 6.3 times higher than in participants who received BioThrax alone. This result was statistically significant, with a P value of less than 0.001. Participants who received BioThrax alone achieved a mean peak concentration of antibodies to anthrax protective antigen approximately 42.5 days after first injection. Participants who received the BioThrax VaxImmune combination product candidate achieved this same mean antibody concentration approximately 21 days earlier. This result was statistically significant, with a P value of less than 0.001. In this trial, there was a slightly higher frequency of moderate injection site reactions and systemic adverse events in the volunteers who received the product candidate as compared to volunteers who received BioThrax alone or VaxImmune alone. One volunteer withdrew from this trial because of an adverse event. There were no serious adverse events reported that the trial investigators considered related to the product candidate, to BioThrax or to VaxImmune.

Anthrax Immune Globulin

We are developing a human anthrax immune globulin therapeutic product as a treatment for patients who present with symptoms of anthrax disease. We expect that, if approved, this product would be prescribed as a single-dose intravenous infusion either as a monotherapy or in conjunction with an antibiotic. We are developing our anthrax immune globulin therapeutic product candidate using plasma produced by healthy donors who have been immunized with BioThrax. We have engaged Talecris Biotherapeutics, Inc. to fractionate, purify and fill our anthrax immune globulin therapeutic product candidate at its FDA-approved facilities. We have manufactured two full-scale lots of this product candidate under current good manufacturing practices, or cGMP, using a validated and approved process at Talecris. We plan to rely on the FDA’s animal rule to support approval of our anthrax immune globulin therapeutic product candidate. We currently are conducting efficacy studies of this product candidate in infected rabbits, and we plan to conduct further efficacy studies in infected non-human primates in 2008 and 2009. In March 2007, we filed an IND for a Phase I clinical trial to evaluate the safety and pharmacokinetics of our anthrax immune globulin therapeutic candidate in healthy human volunteers. We expect to commence this trial in 2008. NIAID has provided us grant funding of up to $13.4 million for a combination of initiatives, including studies designed to assess the tolerability, pharmacokinetics and efficacy of this product candidate in infected rabbits, the development and validation of product assays, and a human clinical trial to evaluate safety and pharmacokinetics. We believe that favorable data from the animal efficacy studies and safety and pharmacokinetic data from the human clinical trial would be sufficient to support an application to the FDA for marketing approval of this product candidate.

Anthrax Monoclonal

In addition to our anthrax immune globulin product candidate, which is a polyclonal antibody therapeutic, we recently acquired a monoclonal antibody therapeutic from AVANIR Pharmaceuticals. This human monoclonal antibody product candidate is being developed as an intravenous treatment for patients who present with symptoms of anthrax disease and is being funded in part with a grant from NIAID to support efficacy testing in non-human primates and the establishment of cGMP manufacturing process.

We believe that anthrax therapeutics would be eligible to be procured by HHS under Project BioShield for inclusion in the SNS prior to receiving marketing approval, provided that the product candidate is deemed to be licensable.

Typhoid Vaccine

Disease overview. Typhoid, also known as typhoid fever, is caused by infection with the bacterium Salmonella enterica (type typhi). Typhoid is characterized by fever, headache, constipation, malaise, stomach pains, anorexia and myalgia. Severe cases of typhoid can result in confusion, delirium, intestinal perforation and death. Typhoid is transmitted by consuming contaminated food or drinks. Contamination usually results from poor hygiene and sanitation. Typhoid is often endemic in developing countries in which there is limited access to treated water supplies and sanitation.

Prevalence, market opportunity and current treatment. Typhoid fever continues to be a public health problem in many developing countries with an estimated 22 million cases of typhoid occurring per year worldwide, resulting in approximately 200,000 deaths annually. Increasing multi-drug resistance of typhoid reduces effective treatment options, increases treatment costs and results in higher rates of serious complications and deaths. According to the CDC, approximately 400 cases of typhoid are reported annually in the United States, of which approximately 70% are contracted abroad. The CDC recommends that all persons from the United States traveling to developing countries consider receiving a typhoid vaccination, with travelers to Asia, Africa and Latin America deemed to be especially at risk. According to the U.S. Office of Travel and Tourism, over 30 million people travel annually to typhoid endemic areas. This travelers market represents our primary target market. Potential additional markets include U.S. military personnel deployed in regions where typhoid is endemic as well as children and adults living in these areas.

One oral typhoid vaccine and one injectable typhoid vaccine are currently approved for administration in both the United States and Europe and are primarily sold for use in the travelers market. The approved oral typhoid vaccine is available in liquid and capsule formulations. Both formulations require multiple doses to generate a protective immune response. The capsule formulation requires a booster every five years thereafter. The liquid formulation has been reported to provide 77% of recipients in clinical trials with protection three years after vaccination. The approved injectable vaccine requires only a single dose. However, it is not effectively immunogenic in children, requires a booster dose every three years thereafter and was effective in only 55% to 75% of recipients in clinical trials. Both approved vaccines have good safety profiles with relatively few adverse events reported. Antibiotics are used to treat typhoid after infection and usually lead to recovery commencing within four days. Without antibiotic therapy, the CDC estimates that the mortality rate for typhoid could be as high as 20%. Although vaccines are available, the World Health Organization, or WHO, has stated that improved vaccines against typhoid fever are desirable, especially for children 2 years of age and older.

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

We have completed the following clinical trials of our typhoid vaccine candidate in the United States and Europe:

•

An open-label, non-placebo controlled, pilot study conducted in the United Kingdom in nine healthy adult volunteers. The purpose of this study was to evaluate the safety and immunogenicity of our vaccine candidate. In this study, our vaccine candidate was immunogenic, eliciting both cell mediated and humoral immune responses, and well tolerated.

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

In these three clinical trials, our typhoid vaccine candidate demonstrated immunogenicity response levels following a single drinkable dose similar to those seen with multiple doses of the currently approved oral vaccine. As a result of these trials, we were able to establish the dose and regimen for our vaccine candidate with a formulation that we believe is appropriate for commercialization and intend to move the development program forward into Phase II safety and immunogenicity trials in the target populations that will be the focus of the Phase III efficacy trials to follow.

We have completed the following clinical trials of our typhoid vaccine candidate in endemic areas:

•

A single-blind, placebo controlled Phase I clinical trial of our vaccine candidate in Vietnam in 27 healthy adult volunteers using the dose and regimen established in our Phase I clinical trials in the United States. The Wellcome Trust provided funding for the Phase I trial in Vietnam. The purpose of the trial was to evaluate the safety and immunogenicity of the vaccine candidate when administered as a single oral dose in adults living in an endemic area. Based on initial data from this trial, the vaccine candidate met the criterion for immunogenicity, with approximately 68% of subjects who received the vaccine candidate mounting a humoral antibody response. The vaccine candidate was well tolerated by trial participants, with no serious adverse events reported.

•

A single-blind randomized, placebo controlled, Phase II clinical trial of our vaccine candidate in Vietnam in 151 healthy children between the ages of 5 and 14 years. A total of 101 children received the vaccine candidate and 50 children received placebo. This was our first trial involving a pediatric population. We conducted this trial in collaboration with the Wellcome Trust, Oxford University and the Hospital for Tropical Diseases, Ho Chi Minh City, Vietnam. The Wellcome Trust provided funding for this trial. The purpose of this trial was to evaluate the safety and immunogenicity of the vaccine candidate in children in an endemic area. The immunogenicity parameter for this trial was the percentage of trial participants with an immune response to Salmonella typhi following administration of a single oral dose of the vaccine candidate. In this trial, 93% of the children receiving a vaccine dose developed an immune response as measured by increases in Salmonella typhi LPS-specific IgG antibody levels, which is suggestive of systemic protective immunity, and 94% of the children receiving a vaccine dose developed an immune response as measured by increase in Salmonella typhi LPS-specific IgA antibody levels, which is suggestive of mucosal protective immunity. In the aggregate, 97% of the children receiving a vaccine dose developed an immune response, which was statistically significantly greater than the percentage of children receiving placebo who developed an immune response. The vaccine candidate was well tolerated by trial participants, with no serious adverse events reported.

The remainder of our planned clinical development program for this vaccine candidate consists of the following:

•

Phase II clinical trial. We plan to conduct a randomized, double-blind, placebo-controlled, dose escalation Phase II clinical trial in the United States in healthy adults to evaluate the immunogenicity, safety and tolerability of our typhoid vaccine at a range of dose levels.  Clinical trial supplies for this study were manufactured at a new manufacturing facility under scaled up conditions.

•

Phase II clinical trial. We plan to conduct a Phase II clinical trial in India in children under five years of age as a step towards conducting a Phase III clinical trial in an area where the incidence of disease is prevalent. The purpose of this Phase II trial is to evaluate the safety and immunogenicity of our vaccine candidate in the target population in preparation for our planned Phase III clinical study.

•

Disease surveillance study. We plan to conduct a disease surveillance study in India to confirm that a sufficient number of subjects will be included in the Phase III trial. The Wellcome Trust has provided funding for this surveillance study.

•

Phase III clinical trial. We plan to conduct a single-blind Phase III clinical trial in India, where typhoid is endemic. The purpose of this trial will be to evaluate the efficacy of our vaccine candidate in children who are likely to be exposed to the typhoid bacterium. We expect to undertake the primary analysis of the data from the trial after approximately one year, which, if the results are favorable, we plan to use to support the filing with the FDA of a BLA for marketing approval of our vaccine candidate. We plan to continue to monitor the incidence of typhoid in the trial participants for several years after vaccination.

•

Tolerability and immunogenicity study. Concurrently with our planned Phase III clinical trial in India, we plan to conduct a Phase III clinical trial in the United States or Europe in healthy volunteers. The purpose of this trial will be to evaluate the safety and immunogenicity of our vaccine candidate to support marketing approval in the United Sates and Europe.

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

Hepatitis B Therapeutic Vaccine

Disease overview. Hepatitis B is a highly infectious virus transmitted from person to person by contact with blood and bodily fluids. Most hepatitis B infections in adults result in acute hepatitis, with the immune system eventually clearing the infection. However, in approximately 8% to 10% of infected adults and a much larger proportion of infected children, the immune system fails to clear the virus, resulting in immune tolerance of the virus and chronic infection. In addition, pregnant women suffering from hepatitis B can pass the infection on to their babies during childbirth. Babies born infected rarely clear the infection, with over 90% becoming chronically infected. According to the WHO, as many as 40% of people with chronic hepatitis B infection develop serious liver disease, including cirrhosis and liver cancer.

Prevalence, market opportunity and current treatment. Chronic infection with the hepatitis B virus is a global problem, with an estimated 350 million chronically infected individuals worldwide. The WHO estimates that approximately one million people per year worldwide die from complications of hepatitis B infection. Infection rates are highest in the developing world, posing an infection risk to travelers from industrialized countries. Infection is less common in the United States and Europe. In the United States, there are an estimated 1.2 million people with chronic hepatitis B infection, resulting in approximately 4,000 to 5,000 deaths annually.

Prophylactic vaccines based on recombinant protein subunit preparations are effective in preventing hepatitis B infection. Childhood vaccination with these vaccines is common in industrialized countries and in some of the developing world. Childhood immunization programs have reduced the number of carriers of chronic hepatitis B infection by up to 90% in parts of the world where hepatitis B is most common. In the United States, infection rates for acute hepatitis B have decreased by approximately 77% over the past 20 years. However, these existing vaccines have not proven to be effective in treating people with chronic hepatitis B infection. As a result, there remain a large number of people who are chronically infected with hepatitis B and require treatment to prevent the development of liver disease and to reduce the risk of transmitting the infection to others.

There is no vaccine currently on the market that is licensed as a therapeutic treatment for chronic hepatitis B infection. Currently available therapies for this patient population consist mainly of antiviral drugs and immunotherapies, such as interferons. However, these treatments are subject to a number of shortcomings. Both of these treatments can only be used in a subset of patients, and their efficacy is limited. In addition, the use of antiviral drugs may lead to the development of resistant forms of the virus, and interferons have side effects that reduce patient compliance.

Description and development status. We are developing a live attenuated therapeutic vaccine for treatment of patients with chronic hepatitis B infection. We have designed our vaccine candidate to be administered in multiple drinkable doses over several months. It may require further booster doses. Because chronic carriers have weak cellular immune responses to the hepatitis B virus, they cannot clear the virus. Our vaccine candidate is intended to redirect the immune system to make strong cellular responses to a hepatitis B antigen known as the hepatitis B core protein in chronic carriers, which we believe will lead to a suppression of viral replication and associated liver damage.

Our vaccine candidate uses our proprietary spi-VEC™ (attenuated salmonella vaccine vector) oral delivery system technology to deliver the hepatitis B core antigen to the human immune system. spi-VEC is based on our live attenuated typhoid vaccine and employs recombinant technology to insert the gene for hepatitis B core into the live attenuated Salmonella bacteria. The bacteria produce the antigen once inside the patient. Because we are relying on recombinant technology to insert the gene for hepatitis B core into a vector delivery system, we do not need to separately purify the hepatitis B core antigen.

We have completed a program of pharmacology and toxicity studies of our hepatitis B therapeutic vaccine candidate in animals. In mice that were administered our vaccine candidate, the hepatitis B core antigen was produced and immune responses were elicited against the antigen. In separate toxicity studies also conducted in mice, our vaccine candidate was non-toxic.

In February 2004, we completed an open-label, dose escalating Phase I clinical trial of our vaccine candidate in the United Kingdom in 30 healthy adult volunteers. The purpose of this trial was to evaluate the safety and immunogenicity of two dose levels of our vaccine candidate. In this trial, we administered the two doses of vaccine over a period of approximately two months. The primary immunogenicity parameter for this trial was the proportion of trial participants with an immune response to the product candidate on day 28 after dosing or day 84 after dosing. In this trial, 50% of the participants in the low dose group and 40% of the participants in the high dose group demonstrated an immune response on day 28 or day 84. The results in the low dose group reflect a confidence interval of 19.0% to 81.0%. The results in the high dose group reflect a confidence interval of 18.5% to 61.5%. These confidence intervals indicate a 95% likelihood that the true value is within the range specified. The secondary immunogenicity endpoint for this trial was the proportion of participants who demonstrated the type of immune response known to be important in promoting clearance of the hepatitis B virus at any point during the trial. In this trial, 100% of the participants in the high dose group and 90% of the participants in the low dose group demonstrated such a response. We did not conduct a statistical analysis of the results from the secondary immunogenicity endpoint. The vaccine candidate was well tolerated by trial participants, with no serious adverse events reported.

In the fourth quarter of 2006, we initiated a Phase II clinical trial of our vaccine candidate in trial participants chronically infected with the hepatitis B virus in the United Kingdom. The protocol provides for a placebo controlled, randomized, dose escalating study to be conducted in 45 chronic carriers of hepatitis B. We subsequently expanded this trial to Serbia to increase the rate of participant recruitment. If necessary, we may expand the trial to additional sites around the world to accelerate subject recruitment. The primary purpose of this trial is to evaluate the safety and tolerability of six monthly doses of our vaccine candidate.

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

Prevalence, market opportunity and current treatment. Concern about the number of group B streptococcus neonatal infections prompted the CDC to recommend routine screening of pregnant women for group B streptococcus bacteria and preventative antibiotic treatment at the time of labor for women found to be infected. In the absence of antibiotic treatment, the CDC estimates that the risk is one in 200 of delivering a baby with group B streptococcus infection. While the level of group B streptococcus disease decreased in the United States from 1.7 cases per 1,000 live births in 1993 to 0.4 cases per 1,000 live births in 2002, the CDC projects that there are approximately 2,750 neonatal infections each year in the United States. In a study of 338 of these cases of neonatal infections, the death rate was approximately 6%. The NIH has identified prevention of group B streptococcus infection in newborns as a major vaccine objective. We expect the target market for our vaccine candidate to be women of childbearing age.

Approximately 10% to 30% of women are found to be carrying the bacterium as a normal component of the vaginal microflora. The existing method of prevention of group B streptococcus infection in neonates is the targeted administration of intravenous antibiotics to women during labor. However, this approach is invasive and only partially effective. In addition, antibiotics create the risk of possible adverse reactions and may lead to the development of antibiotic resistant strains of the bacteria. Direct vaccination of newborns is not effective because their immune systems are too immature to respond effectively to the vaccine. Antibiotics are used to treat babies after infection.

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

We have identified several novel surface associated proteins and are working on the development of two of these proteins as components of our vaccine candidate. We believe that a combination of proteins will be required to provide effective protection. We have conducted preclinical studies in which we evaluated the safety and immunogenicity of these proteins. Based on the results of these preclinical studies, we have initiated a clinical development program. We have completed an open-label, dose escalating Phase I clinical trial of the first protein component of our vaccine candidate in the United Kingdom in 47 healthy adult volunteers. The purpose of this trial was to evaluate the safety and immunogenicity of this protein as an individual recombinant protein. The protein was administered with alum as an adjuvant and tested at four different dose levels. Subjects received two doses of vaccine given 28 days apart.

In this trial, the protein was immunogenic at all dose levels tested. We performed analyses on both intent to treat and a per protocol basis. In both the intent to treat population and the per protocol population, the immune response rate was 83% at the lowest dose tested and 100% at the highest dose tested. The response rate for both the highest dose group and the lowest dose group was statistically significantly higher than the assumed response rate of 50%. For the lowest dose group, the P value was 0.0386 in both the intent to treat population and the per protocol population. For the highest dose group, the P value was 0.0039 in the intent to treat population and 0.0078 in the per protocol population. The vaccine candidate was well tolerated by trial participants at all dose levels tested, with no serious adverse event s reported. None of the subjects withdrew due to an adverse event.

In the fourth quarter of 2006, we entered in to a clinical trial agreement with NIAID under which NIAID has agreed to fund, manage and conduct a Phase I clinical trial of our group B streptococcus vaccine product candidate. In the proposed study, NIAID would test the same recombinant subunit antigen we evaluated in our Phase I trial in the United Kingdom alone and in combination with a second recombinant subunit antigen. The second recombinant subunit antigen would also be tested separately. The trial is to be conducted at a NIAID clinical research site, with NIAID serving as the IND sponsor. An IND must become effective before the clinical trial may begin.

Botulinum Vaccines

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

Prevalence, market opportunity and current treatment. As with anthrax countermeasures, we believe that the U.S. government and foreign, state and local governments will be the principal potential customers for botulinum countermeasures, including both vaccines and therapeutics. Because botulinum toxin is stable when purified and extremely potent when administered in very small quantities, it has the potential to be used as a biological weapon, either through deliberate contamination of food supply or drinking water or as an aerosol.

Currently, there is no FDA-approved botulinum vaccine on the market, although the DoD has provided development funding to various competitors of ours for the development of a recombinant botulinum vaccine that addresses two of the seven serotypes of botulinum neurotoxin. These two botulinum serotypes, A and B, are responsible for approximately 85% of all cases of botulism. Because of the rapid onset of symptoms following infection with the botulinum toxin, prophylactic vaccines, which take several weeks to create an effective protective immune response, are not useful as post-exposure treatments for botulism. In addition, antibiotics are not effective post-exposure treatments since they work by killing the botulinum bacteria that produce the toxin, but do not act directly against the botulinum toxin. Currently, the only FDA-approved treatment for botulism is a human botulinum IG product for the treatment of infant botulism caused by type A or type B Clostridium botulinum. The supply of this product is limited. The product was derived from plasma taken from individuals who had been vaccinated with an experimental pentavalent botulinum toxoid vaccine that is no longer in production. In addition, the CDC manages a supply of experimental botulinum IG derived from equine plasma. However, the experimental equine IG is subject to important shortcomings. First, because the human body recognizes the equine IG as a foreign substance, its efficacy may be limited. In addition, the antibody immune response against the equine IG can lead to potential severe side effects, including anaphylactic shock, if the equine IG is administered more than once. To screen for sensitivity to the equine IG, patients are given small challenge doses of the equine IG before receiving a full dose. HHS has awarded a development and supply contract to a competitor of ours for development and supply of a botulinum IG derived from equine plasma that addresses five of the seven serotypes of botulinum neurotoxin.

Description and development status. We are developing two vaccine candidates to protect against illness caused by botulinum toxin. The first is a recombinant protein subunit trivalent botulinum vaccine for protection against botulinum serotypes A, B and E in collaboration with HPA. We hold an exclusive license from HPA to the recombinant technology that we are using in the development of our vaccine candidate. HPA is also providing us with process development and toxicology expertise, access to its facilities and specialized manufacturing capabilities. We are designing this vaccine candidate to be administered by intramuscular injection with an alum adjuvant in a three-dose regimen. Our recombinant vaccine candidate is based on a fragment of the botulinum toxin that we have selected as an antigen because we believe it to be non-toxic and immunogenic.

We are producing this recombinant antigen in an E. coli expression system. We believe that our technology will allow us to develop a stable product with possible cross-protection against a range of toxin subtypes and ease of formulation into a multivalent vaccine. We have established a small scale production process for botulinum serotypes A, B, and E and have conducted proof-of-concept studies of this vaccine candidate in mice for all three of these serotypes. In these studies, the vaccine elicited antibodies and provided protection against challenge with the botulinum toxin. We anticipate that the manufacture of our recombinant vaccine in a cGMP facility will not require the high level of containment that is required for the production of conventional, non-recombinant toxoid vaccines that involve cultivation of the disease-causing organism.

Our second vaccine candidate is also a trivalent botulinum toxoid vaccine using a combination of botulinum serotypes A, B and E. Initially our candidate was developed using botulinum serotype B derived from the starting material from a pentavalent botulinum toxoid vaccine developed by the Michigan Department of Public Health and serotype A from HPA. We are designing this vaccine to be administered by injection with an alum adjuvant. We anticipate that several doses will be needed to elicit a strong immune response. We are performing development activities at existing HPA facilities, which we expect may expedite production of clinical material for the vaccine. HPA is also providing us with process development and specialized manufacturing capabilities for the vaccine. We have completed a proof-of-concept study of this vaccine candidate in mice, which confirmed the suitability of the vaccine for further development. Should we recieve U.S. government funding, we plan to file an IND to initiate a Phase I clinical trial to evaluate the safety of this vaccine candidate in healthy volunteers. Our regulatory plan also includes reliance on safety and immunogenicity data from the pentavalent botulinum toxoid vaccine previously manufactured by the State of Michigan, including the results of a Phase II safety and immunogenicity clinical trial conducted by the DoD from July 1998 to May 2000, animal efficacy data and use of the pentavalent vaccine by the CDC in immunizing at risk laboratory personnel.

In addition to our botulinum vaccine programs, we are developing a human botulinum immune globulin candidate in collaboration with HPA as an intravenous therapeutic for symptomatic botulinum exposure. We believe that botulinum immune globulin has the potential to provide immediate protection from the effects of botulinum toxin.

We plan to rely on the FDA animal rule in connection with the development of our botulinum-related product candidates. We have applied for U.S. government funding to support the further development of our botulinum-related product candidates. We will continue to assess, and may alter, our future development plans for these products based on the U.S. government’s interest in providing development funding for, and procuring, botulinum countermeasures.

Chlamydia Vaccine

Disease overview. Chlamydia is the most prevalent sexually transmitted bacterial disease in the world. It is caused by infection with the bacterium Chlamydia trachomatis. Chlamydia trachomatis can cause urogenital disorders such as uritheritis, cervicitis, pelvic inflammatory disease, ectopic pregnancy and infertility among females and is the leading cause of non-gonococcal uritheritis and epidemiditis in males. Chlamydia trachomatis also causes the ocular disease trachoma, which is a form of vesicular conjunctivitis. Trachoma is the leading cause of preventable blindness worldwide.

Prevalence, market opportunity and current treatment. The WHO estimates that approximately 92 million new cases of Chlamydia trachomatis infection occur annually worldwide, of which approximately four million occur in North America. Chlamydia trachomatis infections are the most commonly reported notifiable disease in the United States, with an estimated 2.8 million Americans becoming infected with Chlamydia trachomatis each year. Epidemiological studies indicate that in the United States Chlamydia trachomatis infections are most prevalent among young sexually active individuals between the ages of 15 to 24. There is no vaccine currently on the market for Chlamydia trachomatis. However, screening tests and effective antibiotic treatments have been effective at containing Chlamydia trachomatis in the United States and Europe. Although Chlamydia trachomatis infection can be treated with antibiotics, control measures based on antimicrobial treatment alone are difficult due to the incidence of infection, the percentage of asymptomatic infections and deficiencies in diagnosis.

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

Meningitis B Vaccine

Disease overview. Meningococcal disease is a life threatening condition caused by infection with the bacterium Neisseria meningitidis. Neisseria meningitidis is classified into 12 groups based on differences in the surface coating of the bacterium that elicit distinct immune responses. According to the WHO, group B is the most common cause of endemic meningitis in industrialized countries, accounting for 30% to 40% of cases in North America and 30% to 80% of cases in Europe.

Meningococcal disease has a fatality rate of approximately 10%. The infection can develop very rapidly and cause death within 24 hours of the symptoms first becoming apparent. Children from six months to two years of age are at the highest risk of group B meningococcal infection, with teenagers also at enhanced risk.

Prevalence, market opportunity and current treatment. The WHO estimates that approximately 1.2 million cases of bacterial meningitis occur annually worldwide, resulting in approximately 135,000 deaths. The WHO estimates that approximately 500,000 of these cases and 50,000 of these deaths are caused by the bacterium Neisseria meningitidis. In the United States, 2,333 cases of meningococcal disease were reported in 2001, with approximately one-third due to group B. In 2003, 1,756 cases of meningococcal disease were reported in the United States. Currently, there is no meningitis vaccine on the market that is protective against group B meningococcal infection. Current meningitis B treatments include antibiotics and clinical support. The rapid progression of the infection means that antibiotic therapy can be ineffective in preventing serious morbidity and mortality.

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

Collaboration. In May 2006, we entered into a license and co-development agreement effective April 1, 2006 with Sanofi Pasteur, the vaccines business of Sanofi Aventis, pursuant to which we granted Sanofi Pasteur an exclusive, worldwide license to develop and commercialize a meningitis vaccine that contains program antigens evaluated and selected under the agreement. We retain the right and obligation to conduct development activities through Phase I clinical trials. Under specified circumstances, we also retain the right to exploit antigens that have been terminated from development under the agreement on an exclusive basis and other specified antigens on a co-exclusive basis. Sanofi Pasteur has agreed to use commercially reasonable efforts to develop and commercialize a meningitis B vaccine in the United States, the European Union and other major market countries.

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

Under the agreement, Sanofi Pasteur paid us an initial fee of €3 million. In addition, Sanofi Pasteur has agreed to pay all expenses incurred by us under the development program, and we have received approximately €7.4 million since the inception of this arrangement. We are also eligible to receive payments of up to a maximum of €73 million upon the achievement of specified research, development and commercialization milestones. Sanofi Pasteur has agreed to pay royalties to us based on net sales by Sanofi Pasteur, its affiliates and sublicensees of licensed products from the collaboration, including specified minimum royalties with respect to sales of any combination product. In addition, Sanofi Pasteur has agreed to pay us a portion of specified sublicense income received by Sanofi Pasteur or its affiliates.

The term of the agreement ends, on a country-by-country basis, upon the later of ten years from first commercial sale or the expiration of the last-to-expire patent covering a licensed product in such country. Sanofi Pasteur may terminate the agreement for convenience upon six months’ prior written notice. Sanofi Pasteur also may terminate the agreement upon any change of control involving us or as a result of our uncured material breach of the agreement or bankruptcy.

Manufacturing

We conduct our primary vaccine manufacturing operations at a multi-building campus on approximately 12.5 acres in Lansing, Michigan. To augment our existing manufacturing capabilities, we have constructed a new 50,000 square foot manufacturing facility on our Lansing campus. We substantially completed construction of this facility in 2006, and are currently conducting validation and qualification activities required for regulatory approval. This new facility is a large scale manufacturing plant that we can use to produce multiple fermentation based vaccine products, subject to complying with appropriate change-over procedures.

We also own two buildings in Frederick, Maryland that are available to support our future manufacturing requirements. We are also performing initial engineering designs and preliminary utility build out of one of these buildings. We may elect to lease all or a substantial portion of, or sell, one of these facilities to third parties.

We manufacture BioThrax at our facilities in Lansing, Michigan using well established vaccine manufacturing procedures. We currently rely on contract manufacturers and other third parties to manufacture the supplies for our other vaccine and therapeutic product candidates we require for our preclinical studies and clinical trials. We typically acquire these supplies on a purchase order basis. We anticipate that we may use our existing plant facilities in Michigan, including our recently commissioned pilot plant and, when completed and approved, our planned new plant facilities in Michigan to support both continued process development and the manufacture of clinical supplies of our product candidates. However, we also expect that we will continue to use third parties for production of preclinical and clinical supplies of some of our product candidates. We believe that manufacturing our products and product candidates independently will provide us cost savings and greater control over the manufacturing and regulatory approval and oversight processes accelerate product development timelines and allow us to expand our base of manufacturing know-how that we can then apply to the development and manufacture of future product candidates.

Hollister-Stier Laboratories LLC performs the contract filling operation for BioThrax vials at its FDA-approved facility located in Spokane, Washington. Hollister-Stier has agreed to meet all of our firm purchase orders for contract filling of BioThrax based on a good faith annual estimate that we provide prior to each calendar year. In addition, Hollister-Stier has agreed to accommodate fill requests in excess of our annual estimate, subject to its available production capacity. Our contract with Hollister-Stier expires December 31, 2010.

Talecris Biotherapeutics has agreed to perform plasma fractionation and purification and contract filling of our anthrax immune globulin therapeutic candidate at its FDA-approved facilities located in Melville, New York and Clayton, North Carolina. Subject to limited exceptions, we have agreed to obtain all manufacturing requirements for our anthrax immune globulin therapeutic candidate exclusively from Talecris. While our agreement with Talecris remains in effect, Talecris has agreed not to market, sell or acquire any competing product that contains anthrax immune globulin as an active ingredient. Talecris has agreed to perform plasma fractionation and purification and contract filling for the manufacture of our anthrax immune globulin therapeutic candidate for preclinical or animal studies, for clinical use or for non-clinical testing required for clinical trials and for commercial sale. We have agreed to pay Talecris royalties on net sales on a country-by-country basis for commercial product manufactured by Talecris under the contract. Our contract with Talecris expires December 31, 2013 or five years following initiation of commercial manufacturing. We have the option to extend the term for an additional five-year period upon notice to Talecris at least 12 months prior to the expiration of the initial term. After three years following initiation of commercial manufacturing, either party may terminate the contract upon two years’ advance notice. We have the right to terminate the contract, under specified circumstances, if we discontinue our production of anthrax immune globulin source plasma or the development of our anthrax immune globulin therapeutic candidate.

We used a contract manufacturer for the supply of our typhoid vaccine candidate for the Phase I and Phase II trials in Vietnam. We may use a different contract manufacturer for the supply of this vaccine candidate for the Phase II study in India, for the Phase III clinical supply, and for commercial manufacturing. We also plan to use a contract manufacturer for the clinical and commercial supplies of our group B streptococcus vaccine candidate.

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

Marketing and Sales

We currently market and sell BioThrax directly to the U.S. government with a small, targeted marketing and sales group. We plan to continue to do so and expect that we will use a similar approach for sales to the U.S. government of any other biodefense product candidates that we successfully develop. We plan to expand our sales and marketing organization as we broaden our sales activities of biodefense products at the state and local level, where we expect there will be interest in these products to protect emergency responders such as police, fire and emergency medical personnel, and other personnel whose occupation may cause them to be at a high risk of exposure to biothreats.

We have established marketing and sales offices in Singapore and Munich, Germany, and a joint venture in Malaysia, to target sales of biodefense products to foreign governments. We have augmented our international efforts by engaging third party marketing representatives to identify potential opportunities to sell BioThrax in the Middle East, India, Australia, and several countries in Southeast Asia and Europe.

We expect to increase our sales and marketing resources to market and sell commercial products for which we retain commercialization or co-commercialization rights. We generally expect to retain commercial rights for our product candidates that we successfully develop in situations in which we believe it is possible to access the market through a focused, specialized sales force. In particular, we believe that such a sales force could address commercial markets that overlap with markets for our biodefense products, such as the market for typhoid vaccines and other vaccines for travelers to developing countries. We anticipate that our internal marketing and sales organization will be complemented by selective co-promotion and other arrangements with leading pharmaceutical and biotechnology companies, especially in situations in which the collaborator has particular expertise or resources for the commercialization of our products or product candidates or to access particular markets.

We have entered into an agreement with Ninebio Sdn. Bhd. to form a joint venture in Malaysia that will focus on creating critical biologics infrastructure and supplying biodefense countermeasures, including BioThrax and other medical and complementary products and services to the Government of Malaysia. It is anticipated that the joint venture will also supply such products and services to certain member countries of the Organisation of the Islamic Conference and other countries within Asia. 9Bio is a Malaysian Government owned company and one of the National Institutes of Health under the Ministry of Health. The Government of Malaysia, through 9Bio, has selected us as one of its principal partners to assist, as a contract service provider, in building vaccine development and manufacturing infrastructure. The joint venture will be majority owned by us.

Competition

The biotechnology and pharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. While we believe that our technologies, knowledge, experience, and resources provide us with competitive advantages, we face potential competition from many different sources, including commercial pharmaceutical and biotechnology companies, academic institutions, government agencies and private and public research institutions. GlaxoSmithKline, Sanofi-Aventis, Wyeth, Merck and Novartis generated over 80% of total worldwide vaccine revenues in 2005. The concentration of the industry reflects a number of factors, including:

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

Many of our competitors, including those named above, have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. These companies also compete with us in recruiting and retaining qualified scientific and management personnel, as well as in acquiring products, product candidates and technologies complementary to, or necessary for, our programs. Smaller or more narrowly focused companies, including Cangene, Human Genome Sciences, Acambis, Avant Immunotherapeutics, Dor BioPharma, Dynport Vaccine Company LLC, Elusys, Bavarian Nordic, Pharmathene and Avecia, may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies or through significant development or procurement contracts with governmental agencies or philanthropic organizations.

Our biodefense product candidates face significant competition for U.S. government funding for both development and procurement of medical countermeasures for biological, chemical and nuclear threats, diagnostic testing systems and other emergency preparedness countermeasures.

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

Specifically, the competition for BioThrax and our product candidates includes the following:

•

BioThrax. Although BioThrax is the only product approved by the FDA for human use for the prevention of anthrax infection, we face significant potential competition for the supply of this vaccine to the U.S. government. Various agencies of the U.S. government are providing funding to our competitors for development of an anthrax vaccine based on recombinant protective antigen. Avecia is currently developing a recombinant protective antigen based anthrax vaccine. HHS has issued an RFP for grants to develop and procure a recombinant protective antigen based anthrax vaccine which could reduce demand for BioThrax. In addition, HPA manufactures an anthrax vaccine for use by the government of the United Kingdom. Other countries as well may have anthrax vaccines for use by or in development for their own internal purposes.

•

Anthrax immune globulin and monoclonal therapeutic. Cangene is currently developing an anthrax immune globulin based on plasma collected from military personnel who have been vaccinated with BioThrax; Human Genome Sciences is developing a monoclonal antibody to Bacillus anthracis, referred to as ABthrax™, as a post-exposure therapeutic for anthrax infection; Elusys Therapeutics is developing a monoclonal antibody to Bacillus anthracis, known as Anthim™, as a pre-exposure and post-exposure prophylaxis for anthrax infection, as well as an active treatment of disease; and PharmAthene and Medarex are collaborating to develop a human antibody to Bacillus anthracis, known as Valortim™, to protect human cells from damage by anthrax toxins. The FDA has granted Fast Track designation and orphan drug status for ABthrax and Valortim. HHS awarded contracts to Human Genome Sciences and Cangene in 2005 to supply their anthrax therapeutics for evaluation of efficacy as a post-exposure therapeutic for anthrax infection.

•

Botulinum. In April 2005, the DoD provided additional funding to DynPort Vaccine Company LLC for the continued development of a recombinant bivalent botulinum vaccine for protection against botulinum serotypes A and B. This vaccine is called bivalent because it addresses two of the seven serotypes of botulinum neurotoxin. In June 2006, HHS awarded a five-year development and supply contract with a base value of $362 million to Cangene for a heptavalent botulinum immune globulin derived from equine plasma. The contract provides for the supply of 200,000 doses of a botulinum immune globulin for the SNS.

•

Typhoid vaccine. One oral typhoid vaccine and one injectable typhoid vaccine are currently approved and administered in the United States and Europe. In addition, combination vaccines are available for the prevention of hepatitis A and typhoid infections. Antibiotics typically are used to treat typhoid after infection. Avant Immunotherapeutics Inc. has announced it has an oral, single dose, live attenuated typhoid vaccine candidate in Phase II clinical development with funding from NIAID.

•

Hepatitis B therapeutic vaccine. Currently available therapies for this patient population consist mainly of antiviral drugs and immunotherapies, such as interferons. There are multiple follow on antivirus and immunotherapies as well as therapeutic vaccines being developed by potential competitors.

•

Group B streptococcus vaccine. The existing method of prevention of group B streptococcus infection in neonates is the targeted administration of intravenous antibiotics to women during labor. A number of competitors have passive immune vaccines in preclinical development.

•

Chlamydia vaccine. There is no vaccine currently on the market for chlamydia. Although we are not aware of any competing chlamydia vaccine candidate in clinical development, competitors may have chlamydia vaccine candidates in preclinical development. Screening tests and targeted antibiotic treatments have been effective at containing chlamydia in the United States and Europe, which may have the effect of decreasing demand for a vaccine.

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

As of February 22, 2008, we owned or licensed exclusively a total of 14 U.S. patents and 27 U.S. patent applications relating to our biodefense and commercial product candidates, as well as numerous foreign counterparts to many of these patents and patent applications. Our patent portfolio includes patents and patent applications with claims directed to compositions of matter, pharmaceutical formulations and methods of use.

We consider of great importance the patent rights that we own or exclusively licensed from HPA relating to our recombinant bivalent botulinum vaccine candidate and our botulinum toxoid vaccine.

We consider the following patents that we own or have licensed exclusively to be most important to the protection of our commercial vaccine candidates that are in clinical development.

•

Typhoid vaccine. We hold three U.S. patents relating to our typhoid vaccine candidate. These patents have claims to the composition of matter of the vaccine candidate and methods of use of live attenuated Salmonella typhi bacteria as vaccines for the treatment and prevention of typhoid and for the delivery of vaccine antigens. In addition, we have three pending U.S. patent applications with claims to additional compositions and methods of therapy that are generally related to our typhoid vaccine candidate. Our issued U.S. patents expire, and, if issued, our U.S. patent applications would expire, between 2015 and 2020. We hold 46 foreign counterparts to our issued U.S. patents relating to our typhoid vaccine candidate, including counterparts under the European Patent Convention and in Japan, that expire, and 15 foreign patent applications that, if issued, would expire, between 2015 and 2020. Additional patents relating to our typhoid vaccine and delivery of vaccine antigens are discussed below under “STM technology.”

•

Hepatitis B therapeutic vaccine. Our hepatitis B therapeutic vaccine candidate uses our proprietary spi-VEC oral delivery system technology to deliver hepatitis B core antigen to the human immune system. spi-VEC is based on our live attenuated typhoid vaccine candidate and employed recombinant technology to insert the gene for hepatitis B core antigen into the live attenuated Salmonella bacteria. As a result, the patents relating to our typhoid vaccine candidate also protect our hepatitis B therapeutic vaccine candidate. In addition, we hold one U.S. patent with claims to the use of attenuated Salmonella organisms for the delivery of hepatitis B vaccine antigens, which expire in 2019.We also have three pending U.S. patent applications relating to our hepatitis B therapeutic vaccine candidate, which if issued also would expire in 2019. We have five foreign patent applications relating to our hepatitis B therapeutic vaccine candidate that, if issued, would expire in 2019.

•

Group B streptococcus vaccine. We hold three U.S. patents relating to our group B streptococcus vaccine candidate with claims to the composition of matter of the vaccine candidate and methods of use for the prevention or treatment of infection caused by Streptococcus agalactiae. In addition, we have seven pending U.S. patent applications with claims to additional compositions and methods of therapy relating to our group B streptococcus vaccine candidate. Our issued U.S. patents expire, and, if issued, our U.S. patent applications would expire, between 2019 and 2027. We hold 82 foreign counterpart patents relating to our group B streptococcus vaccine candidate, including counterparts under the European Patent Convention and in Japan, that expire, and 34 foreign patent applications that, if issued, would expire, in 2019.

•

STM technology. We own three U.S. patents with claims to methods for the identification of virulence genes using our signature tagged mutagenesis, or STM, technology, which we used to identify and develop the gene mutations that form the basis of our typhoid vaccine and hepatitis B therapeutic vaccine candidates. We also own 16 foreign counterpart patents, including counterparts under the European Patent Convention and in Japan. These patents relating to the STM method will expire in 2015. We also hold 16 foreign patent applications that, if issued would expire in 2015. Our rights under these patents are licensed on a limited non-exclusive basis to third parties to practice the STM method with respect to specific microorganisms, not including Salmonella typhi or hepatitis virus.

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

The licensed patent portfolio includes three U.S. patents with claims to the composition of matter of recombinant components of Clostridium botulinum, and the use of such components in vaccines for the treatment or prevention of Clostridium botulinum infection or toxicity. These patents expire in 2016. Additional composition of matter and method of use claims are pending in four U.S. patent applications, which if issued as patents also would expire in 2016. The licensed portfolio also includes five foreign patents and three foreign applications, which if issued would expire in 2016.

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

MVA platform technology. In July 2006, in connection with our acquisition of ViVacs GmbH, or Vivacs, a German limited liability company, we acquired a license agreement with StMUGV that provides us the non-exclusive, worldwide right to develop and produce viruses and viral products, including recombinant viral vectors, using the modified vaccinia Ankara virus, or MVA. Under the license agreement, we are required to pay StMUGV a percentage of the net revenue or license fees, that we receive from products developed using MVA that are used for research or other purposes and a percentage of the license fees that we receive from products developed using MVA that are licensed as starting material for the production of a smallpox vaccine.

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

Government Regulation

The FDA and comparable regulatory agencies in state and local jurisdictions and in foreign countries impose substantial requirements for the preclinical and clinical development, manufacture, distribution and marketing of pharmaceutical and biological products, including immunobiotics. These agencies and other federal, state and local entities regulate research and development activities and the testing, manufacture, quality control, safety, effectiveness, labeling, storage, distribution, recordkeeping, approval, advertising, sale, promotion, import, and export of our product and product candidates.

U.S. Government Regulation

In the United States, BioThrax and our product candidates are regulated by the FDA as biological products. Biologics are subject to regulation under the Federal Food, Drug, and Cosmetic Act, or the FDCA, the Public Health Service Act, or the PHSA, the regulations promulgated under the FDCA and the PHSA and other federal, state, and local statutes and regulations. Violations of regulatory requirements at any stage may result in various adverse consequences, including delay in approving or refusal to approve a product. Violations of regulatory requirements also may result in enforcement actions, including withdrawal of product approval, labeling restrictions, seizure of products, fines, injunctions or civil or criminal penalties.

The process required by the FDA under these laws before our product candidates may be marketed in the United States generally involves the following:

•	preclinical laboratory and animal tests;
•	submission to the FDA of an IND, which must become effective before clinical trials may begin;
•	completion of human clinical trials and other studies to establish the safety and efficacy of the proposed product for each intended use;
•	FDA review of facilities in which the product is manufactured, processed, packed and held to determine compliance with cGMP requirements designed to assure the product’s continued quality; and
•

submission to the FDA and approval of an NDA in the case of a drug, or a BLA in the case of a biologic, containing preclinical and clinical data, proposed labeling, and information to demonstrate that the product will be manufactured to appropriate standards of identity, purity and quality.

The research, development and approval process requires substantial time, effort and financial resources, and approvals may not be granted on a timely or commercially viable basis, if at all.

Preclinical Studies and the IND

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

Clinical trials must be conducted in compliance with good clinical practice, or GCP, requirements. In addition, federal law now requires the listing, on a publicly-available website, of registry and results information for most clinical trials that we conduct. The federal requirements for submission of results information will be phased-in over the next three years. Some states have similar clinical trial reporting laws.

In the case of product candidates that are intended to treat rare life-threatening diseases, such as infection caused by exposure to the anthrax toxin, conducting controlled clinical trials to determine efficacy may be unethical or infeasible. Under regulations issued by the FDA in 2002, often referred to as “the animal rule,” approval of such products can be based on clinical data from trials in healthy subjects that demonstrate adequate safety and immunogenicity and efficacy data from adequate and well controlled animal studies. Among other requirements, the animal studies must establish that the biological product is reasonably likely to produce clinical benefits in humans. Because the FDA must agree that data derived from animal studies may be extrapolated to establish safety and effectiveness in humans, these studies add complexity and uncertainty to the testing and approval process. In addition, products approved under the animal rule are subject to additional requirements including post-marketing study requirements, restrictions imposed on marketing or distribution or requirements to provide information to patients.

Marketing Approval

In the United States, if a product is regulated as a drug, an NDA must be submitted and approved before commercial marketing may begin. If the product is regulated as a biologic, a BLA must be submitted and approved before commercial marketing may begin. The NDA or BLA must include a substantial amount of data and other information concerning the safety and effectiveness and, in the case of a biologic, purity and potency of the product candidate. Both NDAs and BLAs must contain data and information on the finished product, including manufacturing, product stability and proposed product labeling.

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

The FDA may deny an NDA or BLA if the applicable regulatory criteria are not satisfied or may require additional clinical data. Even if additional clinical data is submitted, the FDA may ultimately decide that the NDA or BLA does not satisfy the criteria for approval. If the FDA approves a product, it may limit the approved therapeutic uses for the product as described in the product labeling, require that contraindications, warning statements or precautions be included in the product labeling, require that additional studies be conducted following approval as a condition of the approval, impose restrictions and conditions on product distribution, prescribing or dispensing in the form of a risk management plan or risk evaluation and mitigation strategy, or otherwise limit the scope of any approval or limit labeling. Once issued, the FDA may withdraw product approval if compliance with regulatory standards is not maintained or if problems occur after the product reaches the market. In addition, the FDA may require testing and surveillance programs to monitor the effect of approved products that have been commercialized. The FDA has the power to prevent or limit further marketing of a product based on the results of these post-marketing programs.

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

Regulation of Immune Globulin Products

Products derived from humans, including our immune globulin therapeutic candidates, are subject to additional regulation. The FDA regulates the screening and vaccination of human donors and the process of collecting source plasma. FDA regulations require that all donors be tested for suitability and provide informed consent prior to vaccination or collection of source plasma for the immune globulin. The vaccination and collection of source plasma may also be subject to Institutional Review Board approval or to an IND, depending on factors such as whether donors are to be vaccinated according to the vaccine’s approved schedule. The FDA also regulates the process of testing, storage and processing of source plasma, which is used to manufacture immune globulin candidates for use in clinical trials and, after approval by the FDA, for commercial distribution.

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

Safety Act

The Support Anti-Terrorism by Fostering Effective Technologies Act, or Safety Act, enacted by the U.S. Congress in 2002 creates product liability limitations for qualifying anti-terrorism technologies for claims arising from or related to an act of terrorism. In addition, the Safety Act provides a process by which an anti-terrorism technology may be certified as an “approved product” by the Department of Homeland Security and therefore entitled to a rebuttable presumption that the government contractor defense applies to sales of the product. The government contractor defense, under specified circumstances, extends the sovereign immunity of the United States to government contractors who manufacture a product for the government. Specifically, for the government contractor defense to apply, the government must approve reasonably precise specifications, the product must conform to those specifications and the supplier must warn the government about known dangers arising from the use of the product. Although sales of BioThrax are subject to the protections of the Safety Act, our product candidates may not qualify for the protections of the Safety Act or the government contractor defense.

Public Readiness and Emergency Preparedness Act

The Public Readiness and Emergency Preparedness Act, or PREP Act, enacted by Congress in 2005 provides immunity for manufacturers from all claims under state or federal law for“loss” arising out of the administration or use of a “covered countermeasure.“ However, injured persons may still bring a suit for “willful misconduct” against the manufacturer under some circumstances. “Covered countermeasures” include security countermeasures and “qualified pandemic or epidemic products,” including products intended to diagnose or treat pandemic or epidemic disease, such as pandemic vaccines, as well as treatments intended to address conditions caused by such products. For these immunities to apply, the Secretary of HHS must issue a declaration in cases of public health emergency or “credible risk”of a future public health emergency. On February 1, 2007, the Secretary of HHS issued the first declaration under the PREP Act to protect countermeasures from liability that are necessary to prepare the nation for an avian influenza pandemic. We have applied for a PREP Act declaration for BioThrax in connection with our September 2007 BioThrax procurement contract with HHS. To date, the Secretary has not issued the declaration for BioThrax or for any of our product candidates.We cannot predict whether the PREP Act will provide protections for our products or product candidates in the future, whether Congress will fund the relevant compensation programs or if the necessary prerequisites for immunity would be triggered with respect to our product or product candidates.

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

In the European Union, our products are subject to extensive regulatory requirements. As in the United States, the marketing of medicinal products has for many years been subject to the granting of marketing authorizations by regulatory agencies. European Union member states require both regulatory clearance and a favorable ethics committee opinion prior to the commencement of a clinical trial, whatever its phase. Under European Union regulatory systems, we may submit marketing authorization applications either under a centralized or decentralized/mutual recognition procedure.

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

The decentralized/mutual recognition procedures provide for mutual recognition of national approval decisions. Under these procedures, the holder of a national marketing authorization may submit an application to a member state of its choice (the reference member state, or RMS) and identify other member states in which it also wishes to seek approval (concerned member states, or CMS). The RMS reviews the application and circulates an assessment report to each CMS, which must then decide whether to accept the RMS determination. If a member state does not accept the RMS position, the disputed points are referred to the Committee for Medicinal Products for Human Use, or CHMP, within the European Medicines Agency, or EMEA. The CHMP adopts an opinion, which the European Commission uses as a basis for a decision that is binding on all member states.

Unlike the United States, the European Union member states do not have separate rules or review procedures for biologics and vaccines. Regulators apply broadly consistent principles and standards when reviewing applications, although they accept that the nature of the efficacy data supporting a vaccine application is likely to differ from the data that would support applications for the majority of therapeutic products. However, there are special procedures for some types of vaccine products. For example, influenza vaccines are subject to accelerated review and approval each year, following the release by the WHO, of the annual influenza strains. European Union member states have the discretion to require that marketing authorization holders submit samples of live vaccines or other immunological products for examination and formal batch release by a government control laboratory prior to release onto the market.

Orphan Drugs

Under the Orphan Drug Act, special incentives exist for sponsors to develop products for rare diseases or conditions, which are defined to include those diseases or conditions that affect fewer than 200,000 people in the United States. A vaccine also can receive these incentives if it is expected to be administered to fewer than 200,000 persons per year. Requests for orphan drug designation must be submitted prior to submission of an application for marketing authorization. Biologics may qualify for designation as an orphan drug.

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

The European Union operates an equivalent system to encourage the development and marketing of medicinal products for rare diseases. Applications for orphan designations are submitted to the EMEA and reviewed by a Committee on Orphan Medicinal Products, or COMP, comprising representatives of the member states, patient groups and other persons. The final decision is made by the European Commission.

A product can be designated as an orphan drug if it is intended for either (i) a life-threatening or chronically debilitating condition affecting not more than 5 in 10,000 persons in the European Community when the application is made or a life-threatening, seriously debilitating; or (ii) a serious and chronic condition in the European Community for which, without incentives, it is unlikely that the marketing of the product in the European Community would generate sufficient return to justify the necessary investment. In either case, the applicant must also demonstrate that there exists no satisfactory method of diagnosis, prevention or treatment of the condition in question that has been authorized in the European Community or, if such method exists, that the medicinal product will be of significant benefit to those affected by that condition. The COMP assesses the orphan status at both the time of first designation and also in parallel with the review of every marketing authorization application for an orphan medicine.

After a marketing authorization has been granted in the European Community for an orphan product, no similar product may be approved for a period of ten years. At the end of the fifth year, however, any member state can initiate proceedings to restrict that period to six years if it believes the criteria for orphan designation no longer apply, for example, because the prevalence of disease has increased or the manufacturer is earning an unreasonable profit. In addition, competitive products can be approved during the marketing exclusivity period if they are not similar to the original product or even if they are similar, are safer, more effective or otherwise clinically superior to it.

None of our products or product candidates have been designated as orphan drugs.

Reimbursement and Pricing Controls

In many of the markets where we or our potential collaborators would commercialize a product following regulatory approval, the prices of pharmaceutical products are subject to direct price controls by law and to reimbursement programs with varying price control mechanisms.

In the United States, there is an increasing focus on drug and biologic pricing in recent years. There are currently no direct government price controls over private sector purchases in the United States. However, the Veterans Health Care Act establishes mandatory price discounts for certain federal purchasers, including the Veterans Administration, Department of Defense, and the Public Health Service; the discounts are based on prices charged to other customers.

Under the Medicaid program (a joint federal/state program that provides medical coverage to certain low income families and individuals), pharmaceutical manufacturers must pay prescribed rebates on specified drugs and biologics to enable them to be eligible for reimbursement. Vaccines are generally exempt from these rebate requirements and generally are not provided through Medicaid. Medicare (the federal program that provides medical coverage for the elderly and disabled) generally reimburses for physician-administered drugs and biologics on the basis of the product’s average sales price, although the vaccines that are reimbursed under Part B (Influenza, Pneumococcal and Hepatitis B) are reimbursed based on average wholesale price. Outpatient drugs and other vaccines may be reimbursed under Medicare Part D. Part D is administered through private entities that attempt to negotiate price concessions from pharmaceutical manufacturers. Various states have adopted further mechanisms that seek to control drug and biologic prices, including by disfavoring higher priced products and by seeking supplemental rebates from manufacturers. Managed care has also become a potent force in the market place that increases downward pressure on the prices of pharmaceutical products.

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

Most non-pediatric commercial vaccines are purchased and paid for, or reimbursed by, managed care organizations, other private health plans or public insurers or paid for directly by patients. In the United States, pediatric vaccines are funded by a variety of federal entitlements and grants, as well as state appropriations. The CDC currently distributes pediatric grant funding on a discretionary basis under the Public Health Service Act. Federal and state governments purchase the majority of all pediatric vaccines produced in the United States, primarily through the Vaccines for Children Program implemented by the U.S. Congress in 1994. The Vaccines for Children Program is designed to help pay for vaccinations to disadvantaged children, including uninsured children, children on Medicaid and underinsured children who receive vaccinations at federally qualified health centers.

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

Regulations Regarding Government Contracting

Our status as a government contractor in the United States and elsewhere means that we are also subject to various statutes and regulations, including the Federal Acquisition Regulation, which governs the procurement of goods and services by agencies of the United States and other countries. These governing statutes and regulations can impose stricter penalties than those normally applicable to commercial contracts, such as criminal and civil damages liability and suspension and debarment from future government contracting. In addition, pursuant to various statutes and regulations, our government contracts can be subject to unilateral termination or modification by the government for convenience in the United States and elsewhere, detailed auditing requirements, statutorily controlled pricing, sourcing and subcontracting restrictions and statutorily mandated processes for adjudicating contract disputes.

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

Personnel

As of December 31, 2007, we had 560 employees, including 170 employees engaged in product development, 244 employees engaged in manufacturing, 10 employees engaged in sales and marketing and 136 employees engaged in general and administrative activities. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel. None of our employees is represented by a labor union or covered by collective bargaining agreements. We believe that our relations with our employees are good.

Available Information

We maintain a website at www.emergentbiosolutions.com. We make available, free of charge on our website, our annual report on Form 10- K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after we electronically file those reports with, or furnish them to, the Securities and Exchange Commission, or SEC.

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

Risks Related to Our Dependence on U.S. Government Contracts

We have derived substantially all of our revenue from sales of BioThrax under contracts with the DoD and HHS. If DoD and HHS demand for BioThrax is reduced, our business, financial condition and operating results could be materially harmed.

We have derived and expect for the foreseeable future to continue to derive substantially all of our revenue from sales of BioThrax, our FDA-approved anthrax vaccine and only marketed product. In 2006 and 2007, we derived substantially all of our revenue from our BioThrax contracts with the DoD and HHS. In October 2007, the White House issued a Presidential Directive that outlines the U.S. government’s objective to enhance coordination and cooperation among federal agencies with respect to countermeasure procurement and stockpile management. Also in October 2007, the U.S. Government Accountability Office, or GAO, issued a report that was critical of HHS for lacking an effective strategy to minimize waste in the SNS, citing concerns of large amounts of BioThrax that will become unusable each year due to shelf life expiration. We believe that the DoD has a continued commitment to procure BioThrax for its active immunization program, but that in the future the DoD will likely procure additional doses of BioThrax to satisfy ongoing requirements for its active immunization program directly from HHS and not from us. It is possible that these purchases by DoD from HHS will not result in any additional purchases by HHS from us. Our existing and prior contracts with the DoD and HHS do not necessarily increase the likelihood that we will secure future comparable contracts with the U.S. government. HHS has issued an RFP for grants to develop and procure a recombinant protective antigen based anthrax vaccine. If we apply for the grant, we may not win the award. The development of our recombinant protective antigen product candidate could be harmed. Additionally, procurement by HHS of a recombinant protective antigen based anthrax vaccine could reduce demand for BioThrax. The success of our business and our operating results for the foreseeable future are substantially dependent on the price per dose, the number of doses and the timing of deliveries for BioThrax sales to the U.S. government.

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

Our principal customer for BioThrax is the U.S. government. In addition, we anticipate that the U.S. government will be the principal customer for any other biodefense products that we successfully develop. Over its lifetime, a U.S. government program may be implemented through the award of many different individual contracts and subcontracts. The funding of some government programs is subject to Congressional appropriations, generally made on a fiscal year basis even though a program may continue for several years. Our government customers are subject to stringent budgetary constraints and political considerations. If levels of government expenditures and authorizations for biodefense decrease or shift to programs in areas where we do not offer products or are not developing product candidates, our business, revenues and operating results may suffer.

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

On September 25, 2007, we entered into an agreement with HHS to supply 18.75 million doses of BioThrax to HHS for placement into the SNS for a firm fixed price of $400 million. If we receive FDA approval of an application to extend the expiry dating of BioThrax from three years to four years, HHS has agreed to adjust the price per dose under the agreement, with an aggregate value of such price increase of approximately $34 million. The regulatory approval process is complex and uncertain, and there is no guarantee that we will receive approval of four-year expiry dating. If we do not receive FDA approval of four-year expiry dating during the term of the agreement, we will not be entitled to receive the $34 million related to the increased price per dose.

The pricing under our fixed price government contracts is based on estimates of the time, resources and expenses required to deliver the specified doses of BioThrax. If our estimates are not accurate, we may not be able to earn an adequate return under these contracts.

Our existing and prior contracts for the supply of BioThrax with the DoD and HHS have been fixed price contracts. We expect that our future contracts with the U.S. government for BioThrax as well as biodefense product candidates that we successfully develop also may be fixed price contracts. Under a fixed price contract, we are required to deliver our products at a fixed price regardless of the actual costs we incur and to absorb any costs in excess of the fixed price. Estimating costs that are related to performance in accordance with contract specifications is difficult. Our failure to anticipate technical problems, estimate costs accurately or control costs during performance of a fixed price contract could reduce the profitability of a fixed price contract or cause a loss.

Unfavorable provisions in government contracts may harm our business, financial condition and operating results.

Government contracts customarily contain provisions that give the government substantial rights and remedies, many of which are not typically found in commercial contracts, including provisions that allow the government to:

•	terminate existing contracts, in whole or in part, for any reason or no reason;
•	unilaterally reduce or modify contracts or subcontracts;
•	cancel multi-year contracts and related orders if funds for contract performance for any subsequent year become unavailable;

•	decline to exercise an option to renew a contract;
•	exercise an option to purchase only the minimum amount specified in a contract;
•	decline to exercise an option to purchase the maximum amount specified in a contract;
•	claim rights to products, including intellectual property, developed under the contract;
•	take actions that result in a longer development timeline than expected;
•	direct the course of a development program in a manner not chosen by the government contractor;
•	suspend or debar the contractor from doing business with the government or a specific government agency;
•	pursue criminal or civil remedies under the False Claims Act and False Statements Act; and
•	control or prohibit the export of products.

Generally, government contracts, including our HHS contract for BioThrax, contain provisions permitting unilateral termination or modification, in whole or in part, at the government’s convenience. Under general principles of government contracting law, if the government terminates a contract for convenience, the terminated company may recover only its incurred or committed costs, settlement expenses and profit on work completed prior to the termination. If the government terminates a contract for default, the defaulting company is entitled to recover costs incurred and associated profits on accepted items only and may be liable for excess costs incurred by the government in procuring undelivered items from another source. One or more of our government contracts could be terminated under these circumstances. Some government contracts grant the government the right to use, for or on behalf of the U.S. government, any technologies developed by the contractor under the government contract. If we were to develop technology under a contract with such a provision, we might not be able to prohibit third parties, including our competitors, from using that technology in providing products and services to the government.

Ongoing legal proceedings or any future similar lawsuits could limit future purchases of BioThrax by the U.S. government.

The results of ongoing or future legal proceedings could reduce demand for BioThrax by the U.S. government. For example, in 2003, a group of unnamed military personnel filed a lawsuit seeking to enjoin the DoD from administering BioThrax on a mandatory basis without informed consent of the recipient or a Presidential waiver, and, in 2004, a federal court issued the requested injunction. In 2005, the FDA issued an order affirming the BioThrax license, and, as a result, an appellate court ruled in February 2006 that the injunction was dissolved. In October 2006, the DoD announced that it was resuming a mandatory vaccination program for BioThrax for designated military personnel and emergency DoD civilian personnel and contractors. In December 2006, the same counsel who brought the prior lawsuit filed a new lawsuit contending that the FDA's 2005 final order should be set aside and that BioThrax is not properly approved for use in the DoD’s vaccination program. In February 2008, the federal court in which that case was pending dismissed the action, concluding that FDA did not make a clear error of judgment in reaffirming the safety and efficacy of BioThrax.

Although we are not a party to the lawsuits challenging the DoD’s mandatory use of the vaccine, if a court were to again enjoin the DoD's use of BioThrax on a mandatory basis, the amount of future purchases of BioThrax by the U.S. government could be affected. Furthermore, contractual indemnification provisions and statutory liability protections may not fully protect us from all related liabilities, and statutory liability protections could be revoked or amended to reduce the scope of liability protection. In addition, lawsuits brought directly against us by third parties, even if not successful, require us to spend time and money defending the related litigation.

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

As of December 31, 2007, we had $57.9 million principal amount of debt outstanding and remaining borrowing availability of $3.2 million under our revolving line of credit. We may seek to raise substantial external debt financing to provide additional financial flexibility. Our leverage could have significant adverse consequences, including:

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

As of December 31, 2007, we had $105.7 million of cash and cash equivalents. Our future capital requirements will depend on many factors, including:

•	the level and timing of BioThrax product sales and cost of product sales;
•

the timing of, and the costs involved in, completion of validation and qualification activities related to our new manufacturing facility in Lansing, Michigan and the build out of our manufacturing facilities in Frederick, Maryland;

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

Our committed external sources of funds consist of the remaining borrowing availability under our revolving line of credit with Fifth Third Bank, development funding under our collaboration agreement with Sanofi Pasteur, funding from NIAID and BARDA, including for studies related to our anthrax immune globulin therapeutic product candidate. To the extent our capital resources are insufficient to meet our future capital requirements, we will need to finance our cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements, which we may not be able to obtain when needed or on attractive terms, which would force us to delay, reduce the scope of or eliminate our research and development programs or reduce our planned commercialization efforts.

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

We are spending significant amounts for the validation and qualification activities for our new 50,000 square foot manufacturing facility on our Lansing, Michigan campus, which has been designed and constructed to enable us to manufacture BioThrax on a large scale for our existing and potential future customers. This new facility is a large scale manufacturing plant that we can use to produce multiple vaccine products, subject to complying with appropriate change-over procedures.

We also own two buildings in Frederick, Maryland that are available to address our future manufacturing requirements and have initiated initial engineering design and preliminary utility build out for these facilities. The completion of the Lansing facility and, if we proceed, the build out of the Frederick facilities, will involve substantial expenditures and likely require external sources of funds. Any delays in the validation and qualification activities may adversely affect our ability to manufacture our commercial product candidates for clinical trials or commercial sale.

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

Constructing and preparing a facility for commercial vaccine manufacturing is a significant project. For example, constructing the new Lansing facility with increased manufacturing capacity requires that we scale-up both fermentation and downstream processing compared to the levels employed at our existing production facility. These projects may result in unanticipated delays and cost more than expected due to a number of factors, including regulatory requirements. The FDA must approve our new manufacturing facilities before they can be used to commercially manufacture our products. For example, we are required to show that the product we manufacture in our new Lansing facility is comparable to BioThrax manufactured at our existing facility, which, as discussed above, may require additional clinical studies.

The costs and time required to comply with the FDA’s current Good Manufacturing Practice, or cGMP, regulations, or similar regulatory requirements for sales of our products outside the United States, may be significant. If validation and qualification activities of our new facility in Lansing are delayed, we may not be able to manufacture sufficient quantities of BioThrax to allow us to increase sales of BioThrax to the U.S. government and other customers, which would limit our opportunities for growth. Cost overruns associated with constructing either our Lansing or Frederick facilities could require us to raise additional funds from external sources. We may not be able to do so on favorable terms or at all.

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

In addition, providers of bioterrorism countermeasures could be subject to an increased risk of terrorist activities. For example, the U.S. government has designated our Lansing facility as a facility requiring additional security to protect against potential terrorist threats to the facility. Any disruption that impedes our ability to manufacture and ship BioThrax in a timely manner could reduce our revenues and materially harm our business, financial condition and operating results. We do not carry business interruption insurance.

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

The timing and amount of customer demand is difficult to predict. We may not be able to scale-up our production quickly enough to fill any new customer orders on a timely basis. This could cause us to lose new business and possibly existing business. For example, we may not be able to scale-up manufacturing processes for our product candidates to allow production of commercial quantities at a reasonable cost or at all. Furthermore, if we overestimate customer demand, or choose to commercialize products for which the market is smaller than we anticipate, we could incur significant unrecoverable costs from creating excess capacity. In addition, if we do not successfully develop and commercialize any of our product candidates, we may never require the production capacity that we expect to have available.

If third parties do not manufacture our product candidates or products in sufficient quantities and at an acceptable cost or in compliance with regulatory requirements and specifications, the development and commercialization of our product candidates could be delayed, prevented or impaired.

We currently rely on third parties to manufacture the supplies of our immunobiotic product candidates that we require for preclinical and clinical development, including our immune globulin therapeutic product candidates, typhoid vaccine, hepatitis B therapeutic vaccine, and group B streptococcus vaccine candidates. Any significant delay in obtaining adequate supplies of our product candidates could adversely affect our ability to develop or commercialize these product candidates. Although we recently commissioned a new pilot plant manufacturing facility on our Lansing campus for production of preclinical and clinical supplies of our product candidates, we expect that we will continue to use third parties for these purposes.

In addition, we expect that we will rely on third parties for a portion of the manufacturing process for commercial supplies of product candidates that we successfully develop, including fermentation for some of our vaccine product candidates, plasma fractionation and purification for our immune globulin therapeutic product candidates and contract fill and finish operations. If our contract manufacturers are unable to scale-up production to generate enough materials for commercial launch, the success of those products may be jeopardized. Our current and anticipated future dependence upon others for the manufacture of our product candidates may adversely affect our ability to develop product candidates and commercialize any products that receive regulatory approval on a timely and competitive basis.

Third party manufacturers under short-term supply agreements are not obligated to accept any purchase orders we may submit. If any third party terminates its agreement with us, based on its own business priorities, or otherwise fails to fulfill our purchase orders, we would need to rely on alternative sources or develop our own manufacturing capabilities to satisfy our requirements.

If alternative suppliers are not available or are delayed in fulfilling our requirements, or if we are unsuccessful in developing our own manufacturing capabilities, we may not be able to obtain adequate supplies of our product candidates on a timely basis. A change of manufacturers may require review from the FDA and satisfaction of comparable foreign requirements. This review may be costly and time consuming. There are a limited number of manufacturers that operate under the FDA’s cGMP requirements and that are both capable of manufacturing for us and willing to do so. Our only current long-term manufacturing agreements are our agreement with Talecris Biotherapeutics, Inc., for fractionation and purification of plasma for our anthrax immune globulin therapeutic candidate, and our collaboration with HPA, under which HPA provides specialized manufacturing capabilities for our recombinant bivalent botulinum vaccine candidate and the bivalent botulinum toxoid vaccine that we plan to use as the basis for our botulinum immune globulin therapeutic candidate.

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

We have invested a significant portion of our efforts and financial resources in the development of our immunobiotic product candidates. In addition to BioThrax product sales, our ability to generate near term revenue is particularly dependent on the success of our anthrax immune globulin therapeutic candidate. The commercial success of our product candidates will depend on many factors, including:

•	successful development, formulation and cGMP scale-up of biological manufacturing that meets FDA requirements;
•	successful development of animal models by the U.S. government;
•	successful completion of non-clinical development, including studies in approved animal models;
•	the expense of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.
•	successful completion of clinical trials;
•	receipt of marketing approvals from the FDA and similar foreign regulatory authorities;
•	a determination by the Secretary of HHS that our biodefense product candidates should be purchased for the SNS prior to FDA approval;
•	establishing commercial manufacturing processes of our own or arrangements with contract manufacturers;
•	manufacturing stable commercial supplies of product candidates, including materials based on recombinant technology;
•	launching commercial sales of the product, whether alone or in collaboration with others; and
•	acceptance of the product by potential government customers, physicians, patients, healthcare payors and others in the medical community.

We expect to rely on FDA regulations known as the “animal rule” to obtain approval for our biodefense product candidates. The animal rule permits the use of animal efficacy studies together with human clinical safety and immunogenicity trials to support an application for marketing approval. These regulations are relatively new, and we have limited experience in the application of these rules to the product candidates that we are developing. It is possible that results from these animal efficacy studies may not be predictive of the actual efficacy of our immunobiotic product candidates in humans. If we are not successful in completing the development and commercialization of our immunobiotic product candidates, or if we are significantly delayed in doing so, our business will be materially harmed.

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

An element of our business strategy is to establish a market for sales of BioThrax to customers in addition to the U.S. government. These potential customers include foreign governments and state and local governments, which we expect will be interested in BioThrax to protect emergency responders such as police, fire and emergency medical personnel, multinational companies, non-governmental organizations and hospitals.

The market for sales of BioThrax to customers other than the U.S. government is new and undeveloped, and we may not be successful in generating meaningful sales of BioThrax to these potential customers. To date, we have made only modest sales to these customers. In particular, we have supplied small amounts of BioThrax directly to several foreign governments. In 2007, our sales of BioThrax to customers other than the U.S. government represented a small portion of our revenue. If we fail to significantly increase our sales of BioThrax to these customers, our business and opportunities for growth could be materially harmed.

Government regulations and the terms of our U.S. government contracts may make it difficult for us to achieve significant sales of BioThrax to customers other than the U.S. government. For example, we are subject to export control laws imposed by the U.S. government. Although there are currently only limited restrictions on the export of BioThrax, the U.S. government may decide, particularly in the current environment of elevated concerns about global terrorism, to increase the scope of export prohibitions. These controls could limit our sales of BioThrax to foreign governments and other foreign customers. For example, our efforts to develop domestic commercial and international sales may be impeded by the DoD’s right under the Defense Production Act to require us to deliver doses that we do not currently anticipate. If the DoD required delivery of these additional doses, it could affect our production schedule and deplete BioThrax supplies that would otherwise be available for commercial sales. In addition, the DoD could either sell BioThrax directly to foreign governments at a lower price than we may offer or donate BioThrax to foreign governments under the DoD’s Foreign Military Sales program.

Our ability to meet any potential increased demand that develops for sales of BioThrax to customers other than the U.S. government depends on our available production capacity. We use substantially all of our current production capacity at our facility in Lansing to manufacture BioThrax for sale to U.S. government customers. Our plan is to initiate large scale manufacturing of BioThrax at our new manufacturing facility in 2008. If validation and qualification activates for our new facility in Lansing are delayed, we may not be able to manufacture sufficient quantities of BioThrax to allow us to increase sales of BioThrax to customers other than the U.S. government which would limit our opportunities for growth.

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

In addition, notwithstanding favorable findings regarding the safety and efficacy of BioThrax by the FDA in its final ruling in December 2005, the GAO reiterated concerns regarding BioThrax in Congressional testimony in May 2006 that it had previously identified beginning in 1999. These concerns include the need for a six-dose regimen and annual booster doses, questions about the long-term and short-term safety of the vaccine, including how safety is affected by gender differences, and uncertainty about the vaccine’s efficacy.

In another report, issued in October 2007, the GAO questioned whether both HHS and the DoD should purchase BioThrax directly from us and suggested that the DoD acquire BioThrax from the SNS rather than from us. We believe that the DoD will procure BioThrax from the SNS rather than entering into separate procurement contracts with us. Such determination could result in a lower volume of overall BioThrax sales to the U.S. government.

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

Although BioThrax is the only anthrax vaccine approved by the FDA for the prevention of anthrax infection, the government is funding the development of new products that could compete with BioThrax, and could eventually procure those new products in addition to, or instead of, BioThrax, potentially reducing our BioThrax revenues. We also face competition for our biodefense immunobiotic product candidates. For example, HHS has awarded a SNS supply contract to a competitor of ours for an anthrax immune globulin and is assisting this company in its production efforts by providing it with BioThrax doses that we delivered for placement into the SNS so that it can immunize donors and obtain plasma for its anthrax immune globulin therapeutic product candidate. HHS has awarded a SNS supply contract to another competitor of ours for a monoclonal antibody to anthrax as a post-exposure therapeutic for anthrax infection. Several companies have botulinum vaccines in early clinical or preclinical development. One oral typhoid vaccine and one injectable typhoid vaccine are currently approved and administered in the United States and Europe. Numerous companies have vaccine candidates in development that would compete with any of our commercial immunobiotic product candidates for which we obtain marketing approval.

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

Provisions of our BioThrax contract with HHS and federal legislation enacted to protect manufacturers of biodefense and anti-terrorism countermeasures may limit our potential liability related to the manufacture, sale and use of BioThrax and our biodefense product candidates. However, these contractual provisions and legislation may not fully protect us from all related liabilities.

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

We face an inherent risk of product liability exposure related to the sale of BioThrax and any other products that we successfully develop and the testing of our product candidates in clinical trials. For example, we currently are a defendant in two federal lawsuits filed on behalf of two individuals who alleged that they were vaccinated with BioThrax by the DoD and claimed damages resulting from personal injuries allegedly suffered because of the vaccinations. The plaintiffs in these lawsuits claimed different injuries and sought varying amounts of damages.

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

Under our BioThrax contracts with the DoD and HHS, the U.S. government indemnifies us against claims by third parties for death, personal injury and other damages related to BioThrax, including reasonable litigation and settlement costs, to the extent that the claim or loss results from specified risks not covered by insurance or caused by our grossly negligent or criminal behavior. As required under such contracts, we have notified the DoD of personal injury claims that have been filed against us as a result of the vaccination of U.S. military personnel with BioThrax and are seeking reimbursement from the DoD for uninsured costs incurred in defending these claims.

If we cannot successfully defend ourselves against claims that our product or product candidates caused injuries and if we are not entitled to indemnity by the U.S. government, or if the U.S. government does not honor its indemnification obligations, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•	decreased demand for any product candidates or products that we may develop;
•	injury to our reputation;
•	withdrawal of clinical trial participants;
•	withdrawal of a product from the market;
•	costs to defend the related litigation;
•	substantial monetary awards to trial participants or patients;
•	loss of revenue; and
•	the inability to commercialize any products that we may develop.

We currently have product liability insurance for coverage up to a $10 million annual aggregate limit with a deductible of $75,000 per claim. The amount of insurance that we currently hold may not be adequate to cover all liabilities that may occur. Product liability insurance is difficult to obtain and increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost and we may not be able to obtain insurance coverage that will be adequate to satisfy any liability that may arise. For example, from 2002 through February 2006, we were unable to obtain product liability insurance for sales of BioThrax on commercially reasonable terms. We do not believe that the amount of insurance we have been able to obtain for BioThrax is sufficient to manage the risk associated with the potential large scale deployment of BioThrax as a countermeasure to bioterrorism threats. We rely on contractual indemnification provisions and statutory protections to limit our liability exposure for BioThrax

If we are unable to obtain adequate reimbursement from governments or third party payors for any products that we may develop or to obtain acceptable prices for those products, our revenues will suffer.

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

Our success depends on our continued ability to attract, retain and motivate highly qualified managerial and key scientific personnel. We consider Fuad El-Hibri, chief executive officer and chairman of our Board of Directors and Daniel J. Abdun-Nabi, president and chief operating officer to be key to our BioThrax operations and our efforts to develop and commercialize our product candidates. Both of these key employees are at will employees and can terminate their employment at any time. We do not maintain “key person” insurance on any of our employees.

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

We intend to pursue FDA approval of BioThrax as a post-exposure prophylaxis, our immune globulin therapeutic candidates, our recombinant bivalent botulinum vaccine candidate, and a next generation anthrax vaccine under the FDA animal rule, as described above. We cannot guarantee that FDA will permit us to proceed with any of our products or product candidates under the animal rule. Even if we are able to proceed pursuant to the animal rule, FDA may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies, refuse to approve our products, or place restrictions on our ability to commercialize those products.

We have applied to the FDA to reduce the number of required doses of BioThrax for pre-exposure prophylaxis from six to five, with an annual booster dose thereafter. Our application is based on an interim analysis of data from an ongoing clinical trial being conducted by the CDC to evaluate whether as few as three doses of BioThrax, administered over six months, with booster doses up to three years apart, will confer adequate immune response. In April 2006, the FDA issued a complete response letter to our application, requesting clarification and requiring additional analysis of the data that we submitted. The data analysis is complete, and we have submitted an amendment to our application. If the FDA does not find our response to be adequate, we might be required to conduct additional independent testing to continue to pursue the development of this reduced dosing regimen. Responding to the FDA’s complete response letter will delay potential approval of our application. If we are unable ultimately to respond satisfactorily to the FDA, our application will not be approved.

The process of obtaining regulatory approvals is expensive, often takes many years, if approval is obtained at all, and can vary substantially based upon the type, complexity and novelty of the product candidates involved. Changes in the regulatory approval policy during the development period, changes in or the enactment of additional statutes or regulations, or changes in the regulatory review for a submitted product application, may cause delays in the approval or rejection of an application.

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

After approving the renovated Lansing facilities in December 2001, the FDA conducted routine, biannual inspections of the Lansing facilities in September 2002, May 2004 and May 2006. Following each of these inspections, the FDA issued inspectional observations on Form FDA 483. We responded to the FDA regarding the inspectional observations relating to each inspection and, where necessary, implemented corrective action. In December 2005, the FDA stated in its final order on BioThrax that at that time we were in compliance with all regulatory requirements related to the manufacture of BioThrax and that the FDA would continue to evaluate the production of BioThrax to assure compliance with federal standards and regulations. We have filed with the FDA our responses to all inspectional observations relating to the May 2006 inspection. The FDA has acknowledged receipt of our responses and has advised us that it has concluded that the May 2006 inspection is closed. FDA did not inspect the Lansing facilities in 2006. However, pursuant to its standard procedures, we expect that the FDA will review and assess our corrective actions at its next inspection. If in connection with any future inspection the FDA finds that we are not in substantial compliance with cGMP requirements, the FDA may undertake enforcement action against us.

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

If one of our competitors obtains orphan drug exclusivity for an indication for a product that competes with one of the indications for one of our product candidates before we obtain orphan drug designation, and if the competitor’s product is the same drug as ours, the FDA would be prohibited from approving our product candidate for the same orphan indication unless we demonstrate that our product is clinically superior or the FDA determines that the holder of the orphan drug exclusivity cannot assure the availability of sufficient quantities of the drug. None of our products or product candidates has been designated as orphan drugs and there is no guarantee that FDA will grant such designation in the future. Even if we obtain orphan drug exclusivity for one or more indications for one of our product candidates, we may not be able to maintain it. For example, if a competitive product that is the same drug or biologic as our product is shown to be clinically superior to our product, any orphan drug exclusivity we may have obtained will not block the approval of that competitive product.

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

Under our licenses with HPA relating to our recombinant bivalent botulinum vaccine candidate and the botulinum toxoid vaccine that we plan to use as the basis for our botulinum immune globulin therapeutic candidate, HPA is responsible for prosecuting and maintaining patent rights, although we have the right to support the continued prosecution or maintenance of the patent rights if HPA fails to do so. In addition, we have the first right to pursue claims against third parties for infringement of the patent rights and assume the defense of any infringement claims that may arise.

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

We are a party to a number of license agreements. We consider our licenses with HPA relating to our recombinant bivalent botulinum vaccine candidate and the botulinum toxoid vaccine that we plan to use as the basis for our botulinum immune globulin therapeutic candidate to be material to our business. Under these license agreements, we obtained the exclusive, worldwide right to develop, manufacture and commercialize pharmaceutical products that consist of botulinum toxoid components or recombinant botulinum toxin components for the prevention or treatment of illness in humans caused by exposure to the botulinum toxin, subject to HPA’s non-exclusive right to make, use or sell recombinant botulinum products to meet public health requirements in the United Kingdom.

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

There has been substantial litigation and other proceedings regarding patent and other intellectual property rights in the biotechnology and pharmaceutical industries. For example, we monitored litigation between Bavarian Nordic and Acambis relating to the manufacture of the modified vaccinia Ankara virus, or MVA, as a smallpox vaccine for biodefense use by the U.S. government. This litigation was terminated by a settlement and consent order filed by the parties with the U.S. International Trade Commission, or ITC, in August 2007 and subsequently published in the U.S. Federal Register. According to the published terms of the consent order, Acambis agreed not to import or sell within the United States its ACAM3000 vaccine product, and further agreed not to challenge the validity or enforceability of certain Bavarian Nordic patents. In addition, the consent order vacated the initial determination of the ITC that Bavarian Nordics’ patents were invalid, but if valid would have been infringed by importation or sale of ACAM3000 in the United States.

We have licensed from the Bavarian State Ministry of the Environment, Public Health and Consumer Protection, or StUMGV, rights to materials and technology related to MVA. Our MVA platform technology, which has the potential to be used as a viral vector for delivery of certain vaccine antigens for different disease-causing organisms, is based on these rights. We are aware of litigation brought by Bavarian Nordic against StUMGV in which Bavarian Nordic is seeking information concerning StUMGV’s ownership rights to the MVA in its possession. Our ability to use our MVA platform technology could be negatively affected by patent infringement litigation or other legal actions brought by Bavarian Nordic or other parties challenging our rights to use MVA materials or technology.

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

Mr. El-Hibri has the ability to control the election of the members of our Board of Directors through his ownership interests and voting arrangements among our significant stockholders. As of February 29, 2008, Mr. El-Hibri was the beneficial owner of a majority of our outstanding common stock. Because Mr. El-Hibri has the ability to control the election of the members of our board, and because of his substantial control of our capital stock, Mr. El-Hibri will likely have the ability to delay or prevent a change of control of us that may be favored by other directors or stockholders and otherwise exercise substantial control over all corporate actions requiring board or stockholder approval, including any amendment of our certificate of incorporation or by-laws. The control by Mr. El-Hibri may prevent other stockholders from influencing significant corporate decisions and may result in conflicts of interest that could cause our stock price to decline.

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

Our stock price has been, and is likely to continue to be, volatile. From November 15, 2006, when our common stock first began trading on the New York Stock Exchange, through February 29, 2008, our common stock has traded as high as $17.75 per share and as low as $4.40 per share. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Moreover, holders of an aggregate of approximately 21.2 million shares of our common stock outstanding as of February 29, 2008 have the right to require us to register these shares of common stock under specified circumstances.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

The following table sets forth general information regarding our materially important properties:

Location	Use	Segment	Approximate square feet	Owned/leased
Lansing, Michigan	Manufacturing operations facilities, office space and laboratory space	Biodefense	214,000	Owned
Frederick, Maryland	Future manufacturing facilities and office and laboratory space	Biodefense/Commercial	290,000	Owned
Gaithersburg, Maryland	Office and laboratory space	Biodefense/ Commercial	36,000	Leases expire 2008
Rockville, Maryland	Office space	Biodefense/Commercial	23,000	Lease expires 2016
Wokingham, England	Office and laboratory space	Commercial	29,000	Leases expire 2016

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

We operate vaccine manufacturing facilities at a multi-building campus on approximately 12.5 acres in Lansing, Michigan. To augment our existing manufacturing capabilities, we have constructed a new 50,000 square foot manufacturing facility on our Lansing campus. We substantially completed construction of this facility in 2006, and are currently conducting validation and qualification activities required for regulatory approval. This new facility is a large scale manufacturing plant that we can use to produce multiple fermentation based vaccine products, subject to complying with appropriate change-over procedures. We expect the facility to cost approximately $75 million when complete, including approximately $55 million for the building and associated capital equipment, with the balance related to validation and qualification activities required for regulatory approval and initiation of manufacturing. We have incurred costs of approximately $63 million for these purposes through December 2007.

Frederick, Maryland. We own two buildings of approximately 145,000 square feet each on a 15-acre site in Frederick, Maryland. We financed the purchase of these buildings with a forgivable loan from the Department of Business and Economic Development of the State of Maryland and mortgage loans from commercial lenders. These buildings serve as collateral for these financing obligations.

We are in the preliminary phase of establishing plans to build out this site for product development and a portion of our potential future product manufacturing requirements. Our preliminary plans contemplate that the site would be designed to provide laboratory space, product development and pilot plant production capabilities, full scale commercial manufacturing operations, warehouse and storage facilities, fill and finish operations and administrative office space. We expect that we will complete the build out of this site in several stages. Our preliminary plans contemplate a build out of one of the two buildings on this site to accommodate laboratory space, product development, pilot plant initial product launch capabilities and administrative office space during 2008 or 2009. These plans also contemplate that we will build out commercial manufacturing operations two to three years after establishing initial product launch capabilities. We have incurred costs of approximately $4 million through December 2007 related to initial engineering design and preliminary utility build out of these facilities. Because we are in the preliminary planning stages of our Frederick build out, we cannot reasonably estimate the timing and costs that would be necessary to complete this project. If we proceed with this project, we expect the costs to be substantial and to likely require external sources of funds to finance the project. We may elect to lease all or a substantial portion of, or sell, one of these facilities to third parties.

Other. We lease two separate product development facilities. Our facility in Gaithersburg, Maryland of approximately 36,000 square feet contains a combination of laboratory and office space. Our facility in Wokingham, England consists of approximately 29,000 square feet in two buildings, and contains a combination of laboratory and office space. Our facility in Rockville, Maryland contains approximately 23,000 square feet of office space, including our executive offices.

ITEM 3.	LEGAL PROCEEDINGS

BioThrax product liability litigation. Between 2001 and 2003, over 100 individual plaintiffs filed a series of lawsuits in which they claimed damages resulting from personal injuries allegedly caused by vaccination with BioThrax by the DoD. In April 2006, the U.S. District Court for the Western District of Michigan entered summary judgment in our favor in four consolidated lawsuits brought by approximately 120 claimants. The District Court’s ruling in these consolidated cases was based on two grounds. First, the District Court found that we were entitled to protection under a Michigan state statute that provides immunity for drug manufacturers if the drug was approved by the FDA and its labeling is in compliance with FDA approval, unless the plaintiffs establish that the manufacturer intentionally withheld or misrepresented information to the FDA and the drug would not have been approved, or the FDA would have withdrawn approval, if the information had been accurately submitted. Second, the District Court found that we were entitled to the immunity afforded by the government contractor defense, which, under specified circumstances, extends the sovereign immunity of the United States to government contractors who manufacture a product for the government. Specifically, the government contractor defense applies when the government approves reasonably precise specifications, the product conforms to those specifications and the supplier warns the government about known dangers arising from the use of the product. The District Court found that we established each of those factors.

In 2005 and 2006, we were named as a defendant in three federal lawsuits, each filed on behalf of a single plaintiff, claiming different injuries caused by DoD’s immunization with BioThrax. Each plaintiff sought a different amount of damages. The plaintiff in the first case alleged that the vaccine caused erosive rheumatoid arthritis and requested damages in excess of $1 million. The plaintiff in the second case alleged that the vaccine caused Bell’s palsy and other related conditions and requested damages in excess of $75,000. The plaintiff in the third case alleged that the vaccine caused a condition that originally was diagnosed as encephalitis related to a gastrointestinal infection and caused him to fall into a coma for many weeks and requested damages in excess of $10 million.

The second lawsuit was dismissed with prejudice in September 2007. The third lawsuit was dismissed with prejudice in January 2008. In the one remaining lawsuit, we moved to dismiss for lack of personal jurisdiction, or in the alternative, to transfer the lawsuit to federal court in Michigan. In October 2006, that lawsuit was dismissed for lack of personal jurisdiction. The plaintiff appealed the dismissal to the U.S. Court of Appeals for the Ninth Circuit, and that appeal remains pending. If the appellate court reverses the dismissal, we intend to rely on defenses similar to those on which we prevailed in the cases that were filed between 2001 and 2003. We believe that we are entitled to indemnification under our contract with the DoD for legal fees and any damages that may result from the pending claim.

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

In October 2006, the DoD announced that it was resuming a mandatory vaccination program for BioThrax for designated military personnel and emergency DoD civilian personnel and contractors. In December 2006, the same counsel who represented the plaintiffs in the 2003 litigation filed a new lawsuit against the government in the same federal court, on behalf of unnamed service members and the DoD civilian employees or contractors and purportedly on behalf of a class of similarly situated individuals. The suit contends on various grounds that the FDA's 2005 final order should be set aside as substantively and procedurally flawed and that BioThrax is not properly approved for use in the DoD’s vaccination program. The plaintiffs seek a declaration that BioThrax is improperly licensed and is not approved for use against inhalation anthrax, an order vacating the FDA’s 2005 final order, and an injunction prohibiting the DoD from using BioThrax in a mandatory vaccination program. In February 2008, the federal court in which that case was pending dismissed the action, concluding that FDA did not make a clear error of judgment in reaffirming the safety and efficacy of BioThrax. Although we are not a party to the lawsuits challenging DoD’s mandatory anthrax vaccination program, if the District Court were to enjoin the mandatory use of BioThrax by DoD, the amount of future purchases of BioThrax by the U.S. government could be affected.

Other. We are, and may in the future become, subject to other legal proceedings, claims and litigation arising in the ordinary course of our business in connection with the manufacture, distribution and use of our products and product candidates. For example, Emergent BioDefense Operations is a defendant, along with many other vaccine manufacturers, in a series of lawsuits that have been filed in various state and federal courts in the United States alleging that thimerosal, a mercury-containing preservative used in the manufacture of some vaccines, caused personal injuries, including brain damage, central nervous system damage and autism. No specific dollar amount of damages has been claimed. Emergent BioDefense Operations Inc. or Emergent BioDefense Operations, is currently a named defendant in 40 lawsuits pending in two jurisdictions: three in California and 37 in Illinois. The products at issue in these lawsuits are pediatric vaccines. Because we are not currently and have not historically been in the business of manufacturing or selling pediatric vaccines, we do not believe that we manufactured the pediatric vaccines at issue in the lawsuits.

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

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Our common stock has traded on the New York Stock Exchange under the symbol “EBS” since November 15, 2006. Prior to that time, there was no public market for our common stock. The following table sets forth the high and low sales prices per share of our common stock during each quarter of the year ended December 31, 2007 and for the period from November 15, 2006 to December 31, 2006:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Year Ended December 31, 2007
High	$17.75	$14.85	$12.67	$10.70
Low	$10.50	$8.33	$7.67	$4.40
Year Ended December 31, 2006
High	n/a	n/a	n/a	$12.72
Low	n/a	n/a	n/a	$9.75

As of February 29, 2008, the closing price per share of our common stock on the New York Stock Exchange was $7.47 and we had 48 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.

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

None.

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

Through December 31, 2007, we have used approximately $12.2 million of the net proceeds from the offering to fund development of our product candidates, comprised of approximately $1.6 million for label expansions and improvements for BioThrax, approximately $1.2 million for a next generation anthrax vaccine candidate, approximately $2.5 million for our anthrax immune globulin therapeutic candidate, approximately $3.3 million for our typhoid vaccine candidate and approximately $3.6 million for our hepatitis B therapeutic vaccine candidate. Through December 31, 2007, we have used approximately $19.9 million of the net proceeds from the offering to fund a portion of the construction, installation, validation and qualification activities costs for our new manufacturing facility in Lansing. We have not used any of the net proceeds from the offering to make payments, directly or indirectly, to any director or officer of ours, or any of their associates, to any person owning 10 percent or more of our common stock or to any affiliate of ours. We have invested the balance of the net proceeds from the offering in short-term, investment grade, interest-bearing instruments. There has been no material change in our planned use of the balance of the net proceeds from the offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act.

ITEM 6.          SELECTED CONSOLIDATED FINANCIAL DATA

You should read the following selected consolidated financial data together with our consolidated financial statements and the related notes included in this annual report on Form 10-K and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this annual report.

We have derived the consolidated statement of operations data for the years ended December 31, 2007, 2006 and 2005 and the consolidated balance sheet data as of December 31, 2007 and 2006 from our audited consolidated financial statements, which are included in this annual report on Form 10-K. We have derived the consolidated statements of operations data for the years ended December 31, 2004 and 2003 and the consolidated balance sheet data as of December 31, 2005, 2004 and 2003 from our audited consolidated financial statements, which are not included in this annual report on Form 10-K. Our historical results for any prior period are not necessarily indicative of results to be expected in any future period.

	Year Ended December 31,
(in thousands, except share and per share data)	2007	2006	2005	2004	2003

Statements of operations data:
Revenues:
Product sales	$169,799	$147,995	$127,271	$81,014	$55,536
Contracts and grants	13,116	4,737	3,417	2,480	233
Total revenues	182,915	152,732	130,688	83,494	55,769
Operating expenses (income):
Cost of product sales	40,309	24,125	31,603	30,102	22,342
Research and development	53,958	45,501	18,381	10,117	6,327
Selling, general & administrative	55,555	44,601	42,793	30,323	19,547
Purchased in-process research and development	-	477	26,575	-	1,824
Settlement of State of Michigan Obligation	-	-	-	(3,819)	-
Litigation settlement	-	-	(10,000)	-	-
Total operating expenses	149,822	114,704	109,352	66,723	50,040
Income from operations	33,093	38,028	21,336	16,771	5,729
Other income (expense):
Interest income	2,809	846	485	65	100
Interest expense	(71)	(1,152)	(767)	(241)	(293)
Other income (expense), net	156	293	55	6	168
Total other income (expense)	2,894	(13)	(227)	(170)	(25)
Income before provision for
income taxes	35,987	38,015	21,109	16,601	5,704
Provision for income taxes	13,051	15,222	5,325	5,129	1,250
Net income	$22,936	$22,793	$15,784	$11,472	$4,454
Earnings per share — basic	$0.79	$0.99	$0.77	$0.61	$0.24
Earnings per share — diluted	$0.77	$0.93	$0.69	$0.56	$0.22
Weighted average number of shares — basic	28,995,667	23,039,794	20,533,471	18,919,850	18,904,992
Weighted average number of shares — diluted	29,663,127	24,567,302	22,751,733	20,439,252	20,316,752

	As of December 31,
(in thousands)	2007	2006	2005	2004	2003

Balance Sheet Data:
Cash and cash equivalents	$105,730	$76,418	$36,294	$6,821	$7,119
Working capital	88,649	82,990	29,023	7,509	(3,147)
Total assets	273,508	238,255	100,332	69,056	37,127
Total long-term liabilities	46,688	35,436	10,502	11,921	1,228
Total stockholders’ equity	171,159	138,472	59,737	22,949	8,448

ITEM 7.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                        OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes and other financial information included elsewhere in this annual report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this annual report on Form 10-K, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should review the “Special Note Regarding Forward Looking Statements” and “Risk Factors” sections of this annual report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are a profitable multinational biopharmaceutical company focused on the development, manufacture and commercialization of immunobiotics, consisting of vaccines and therapeutics that assist the body’s immune system to prevent or treat disease. We manufacture and market BioThrax®, the only vaccine approved by the U.S. Food and Drug Administration, for the prevention of anthrax infection. We use internally generated cash flows from the sale of BioThrax to fund the development of a product pipeline that addresses a variety of infectious diseases and other medical conditions. We develop immunobiotics for use against infectious diseases that have resulted in significant unmet or underserved public health needs and against biological agents that are potential weapons of bioterrorism and biowarfare. We operate in two business segments, biodefense and commercial.

Our biodefense business focuses on immunobiotics for use against biological agents that are potential weapons of bioterrorism and biowarfare. Our product candidates targeted to the biodefense market are anthrax immune globulin therapeutic, next generation anthrax vaccine and botulinum vaccines and botulinum immune globulin therapeutic. Our commercial business focuses on immunobiotics for use against infectious diseases and other medical conditions that have resulted in significant unmet or underserved public health needs. Our product candidates targeted to the commercial market are typhoid vaccine, hepatitis B therapeutic, group B streptococcus and chlamydia vaccines. We expect to continue to seek to obtain marketed products and development stage product candidates through acquisitions and licensing arrangements with third parties.

Our biodefense business has generated net income for each of the last three fiscal years. Our commercial business has generated revenue through development grant funding and an upfront license fee and additional payments for development work under a collaboration agreement with Sanofi Pasteur. None of our commercial product candidates have received marketing approval and therefore, have not generated any product sales revenues. As a result, our commercial business has incurred a net loss for each of the last three fiscal years.

Product Sales

We have derived substantially all of our revenues from BioThrax sales to the DoD and HHS, and expect for the foreseeable future to continue to derive substantially all of our revenues from the sales of BioThrax to HHS. Our total revenues from BioThrax sales were $169.8 million in 2007, $148.0 million in 2006 and $127.3 million in 2005. We are focused on increasing sales of BioThrax to U.S. government customers, expanding the market for BioThrax to other customers and pursuing label expansions and improvements for BioThrax.

In addition to BioThrax, our advanced product portfolio includes an anthrax immune globulin therapeutic candidate for biodefense indications and a typhoid vaccine and hepatitis B therapeutic vaccine for commercial infectious disease indications. We are developing our anthrax immune globulin therapeutic in part with funding from NIAID. The Wellcome Trust provided funding for the Phase I and Phase II clinical trials of our typhoid vaccine candidate. We typically advance development of our biodefense product candidates only with external funding, and may slow down or put development programs on hold during periods that are not covered by funding.

Our early stage product portfolio includes a next generation anthrax vaccine and botulinum vaccine and immune globulin therapeutic candidates for biodefense indications and group B streptococcus and chlamydia vaccine candidates for commercial infectious disease indications. We have entered into collaboration agreements with the HPA for the development of a recombinant botulinum vaccine candidate and a botulinum immune globulin candidate. The NIAID is conducting and funding the Phase I clinical trial of our group B streptococcus vaccine candidate.

We are actively pursuing additional government sponsored development grants as well as encouraging both governmental and non-governmental agencies and philanthropic organizations to provide development funding, or to conduct clinical studies of these products. For example, the Wellcome Trust provided funding for the Phase I and Phase II clinical trials of our typhoid vaccine candidate. In addition, the NIAID is conducting and funding one of the Phase I clinical trials of our group B streptococcus vaccine candidate.

Manufacturing Infrastructure

We conduct our primary vaccine manufacturing operations at a multi-building campus on approximately 12.5 acres in Lansing, Michigan. To augment our existing manufacturing capabilities, we have constructed a new 50,000 square foot manufacturing facility on our Lansing campus. We expect the facility to cost approximately $75 million when complete, including approximately $55 million for the building and associated capital equipment, with the balance related to validation and qualification activities required for regulatory approval and initiation of manufacturing. We have incurred costs of approximately $63 million for these purposes through December 2007. We substantially completed construction of this facility in 2006, and are conducting validation and qualification activities required for regulatory approval. This new facility is a large scale manufacturing plant that we can use to produce multiple fermentation based vaccine products, subject to complying with appropriate change-over procedures.

We also own two buildings in Frederick, Maryland that are available to support our future manufacturing requirements. We have incurred costs of approximately $4 million through December 2007 related to initial engineering design and preliminary utility build out of one of these buildings. Because we are in the preliminary planning stages of our Frederick build out, we cannot reasonably estimate the timing and costs that would be necessary to complete this project. If we proceed with this project, we expect the costs to be substantial and to likely require external sources of funds to finance the project. We may elect to lease all or a substantial portion of, or sell, one of these facilities to third parties.

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

Under the collaboration agreement that we entered into with Sanofi Pasteur in May 2006 for our meningitis B vaccine candidate, we received an upfront license fee and are entitled to additional payments for development work under the collaboration and upon achieving contractually defined development and commercialization milestones. We evaluated the various components of the collaboration in accordance with Emerging Issues Task Force, or EITF, Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, or EITF No. 00-21, which addresses whether, for revenue recognition purposes, there is one or several units of accounting in an arrangement. We concluded that under EITF No. 00-21, the upfront license fee, the development work and the milestone payments under our agreement with Sanofi Pasteur should be accounted for as a single unit of accounting. We recognize amounts received under this agreement over the estimated development period as we perform services. We recorded the amount of the upfront license fee as deferred revenue. We are recognizing this revenue over the estimated development period under the contract, currently estimated at seven years, as adjusted from time to time for any delays or acceleration in the development of the product candidate. Under the collaboration agreement, we are entitled to payments up to specified levels for development work we perform on behalf of Sanofi Pasteur. We generally invoice Sanofi Pasteur in advance of each quarter for the estimated work to occur in the upcoming quarter. We record the invoice amount as deferred revenue and, as services are completed, recognize the amount of the related deferred revenue as period revenues. Under the collaboration agreement, we also will be entitled to royalty payments on any future net sales of this product candidate.

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

Accounts Receivable

Accounts receivable are stated at invoice amounts and consist primarily of amounts due from the DoD and HHS as well as amounts due under reimbursement contracts with other government entities and non-government and philanthropic organizations. Because the collection history for receivables from these entities indicate that collection is likely, we do not currently record an allowance for doubtful accounts.

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

Purchased In-process Research and Development

We account for purchased in-process research and development in accordance with Statement of Financial Accounting Standards, or SFAS, No. 2, Accounting for Research and Development Costs, along with Financial Accounting Standards Board, or FASB, Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method.

Under these standards, we are required to determine whether the technology relating to a particular research and development project we acquire has an alternative future use. If we determine that the technology has no alternative future use, we expense the value of the research and development project not directly attributed to tangible assets. Otherwise, we capitalize the value of the research and development project not attributable to tangible assets as an intangible asset and conduct an impairment analysis at least annually. In connection with our acquisitions of ViVacs GmbH, in July 2006, and Microscience Limited, or Microscience, in June 2005, we allocated the value of the purchase consideration to current assets, current liabilities, fixed assets and development programs. Because we determined that the development programs at ViVacs and Microscience had no future alternative use, we charged the value attributable to the development programs as in-process research and development. The ViVacs acquisition was a cash transaction, and therefore no fair value determination was necessary. For the Microscience acquisition, which was a share exchange, our board of directors determined the fair value of our shares issued in the exchange for financial statement purposes.

Stock-based Compensation

We adopted SFAS No. 123 (revised 2004), Share-Based Payment, or SFAS No. 123(R), on January 1, 2006 using the modified prospective method. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their estimated grant date fair values.

We value our share-based payment transactions using the Black-Scholes valuation model. Under the modified prospective method, we recognize compensation cost in our financial statements for all awards granted after January 1, 2006 and for all awards outstanding as of January 1, 2006 for which the requisite service had not been rendered as of the date of adoption. We measure the amount of compensation cost based on the fair value of the underlying equity award on the date of grant. We recognize compensation cost over the period that an employee provides service in exchange for the award. As of December 31, 2007, total compensation expense not yet recognized related to unvested options is approximately $2.9 million after tax. This expense is expected to be recognized over a weighted-average period of 3.0 years.

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

We have historically incurred net operating losses for income tax purposes in some states, primarily Maryland, and in some foreign jurisdictions, primarily the United Kingdom. The amount of the deferred tax assets on our balance sheet reflects our expectations regarding our ability to use our net operating losses to offset future taxable income. The applicable tax rules in particular jurisdictions limit our ability to use net operating losses as a result of ownership changes. In particular, we believe that these rules will significantly limit our ability to use net operating losses generated by Microscience and Antex Biologics, Inc., or Antex, prior to our acquisition of Microscience in June 2005 and our acquisition of substantially all of the assets of Antex in May 2003.

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

We account for uncertainty in income taxes in accordance with FASB Interpretation 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109, Accounting for Income Taxes, or FIN 48. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under FIN 48, we recognize in our financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure.

Financial Operations Overview

Revenues

Between May 2005 and February 2007, we supplied 10.0 million doses of BioThrax to HHS for inclusion in the SNS under a base contract for 5.0 million doses for a fixed price of $123 million and a contract modification for an additional 5.0 million doses for a fixed price of $120 million. We completed delivery of all doses to HHS under this contract in February 2007.

On September 25, 2007, we entered into an agreement with HHS to supply 18.75 million doses of BioThrax to HHS for placement into the SNS. The term of the agreement is from September 25, 2007 through September 24, 2010. The first 5.5 million doses delivered under this contract were sold to HHS at a discounted price, as specified in the contract, due to the limited remaining shelf-life for these specific doses. This discounted price does not apply to the remaining 13.25 million doses that will be sold to HHS under the contract. The firm fixed price for the 18.75 million doses, including the discount, is $400 million in the aggregate. If we receive FDA approval of our pending application to extend the expiry dating of BioThrax from three years to four years, HHS has agreed to increase the price per dose under the agreement for the remaining 13.25 million doses. In that event, HHS would make a lump sum payment to us reflecting an increase in the price per dose for specified doses delivered prior to approval and pay an increased price per dose for doses delivered following the date of such approval. The aggregate value of such price adjustment is $34 million. If we do not receive FDA approval of four-year expiry dating during the term of the agreement there will be no adjustment in the price per dose under the agreement. We delivered over 6 million doses of BioThrax to HHS under this agreement in 2007. Under this agreement, we have also agreed to provide all shipping services related to delivery of doses into the SNS over the term of the agreement, for which HHS has agreed to pay approximately $2.2 million. We invoice HHS for each delivery upon acceptance of BioThrax doses delivered into the SNS. The agreement also provides for HHS to pay up to $11.5 million in milestone payments in connection with us advancing a program to obtain a post-exposure prophylaxis indication for BioThrax. These funds are payable upon achievement of specific program milestones. In October 2007, we achieved the initial milestone and invoiced HHS for $8.8 million. We received this payment from HHS and revenue was recognized in November 2007.

Since 1998, we have been a party to two supply agreements for BioThrax with the DoD. Pursuant to these contracts, we have supplied approximately 10 million doses of BioThrax for immunization of military personnel. Our most recent contract with the DoD, as amended in October 2006, provided for the supply of a minimum of approximately 1.5 million doses of BioThrax to the DoD through September 2007. As a result of a further amendment of the DoD contract in June 2007, we completed delivery of all doses to the DoD under this contract prior to June 30, 2007. We are not currently party to a procurement contract with the DoD.

We believe that the DoD has a continued commitment to procure BioThrax for its active immunization program. We believe that, as a result of the October 2007 Presidential Directive, in the future the DoD will likely procure additional doses of BioThrax to satisfy ongoing requirements for its active immunization program directly from HHS and not from us. We believe that these purchases by DoD from HHS may result in additional purchases by HHS from us.

 In May 2006, we entered into a collaboration agreement with Sanofi Pasteur relating to the development and commercialization of our meningitis B vaccine candidate under which we granted Sanofi Pasteur an exclusive, worldwide license under our proprietary technology to develop and commercialize our meningitis B vaccine candidate and received a $3.8 million upfront license fee. This agreement also provides for a series of milestone payments upon the achievement of specified development and commercialization objectives, payments for development work under the collaboration and royalties on net sales of this product. We defer the upfront license fee, milestone payments and development reimbursement payments under this agreement, and record revenue in accordance with our revenue recognition policies. We are currently in negotiations with Sanofi Pasteur to amend this agreement.

In September 2007, we received a development contract from NIAID, valued at up to $9.5 million, in support of non-clinical and clinical studies of our anthrax immune globulin therapeutic candidate. Under terms of the development contract, we will use the funds to conduct various studies on this product candidate, including animal efficacy studies and clinical trials. Through December 31, 2007, we have invoiced $61,000 under this contract.

Our revenue, operating results and profitability have varied, and we expect that they will continue to vary on a quarterly basis, primarily because of the timing of our fulfilling orders for BioThrax and work done under new and existing contracts and grants.

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

We believe that significant investment in product development is a competitive necessity and plan to continue these investments in order to be in a position to realize the potential of our product candidates. We expect that development spending for both our advanced stage products and earlier stage products will increase as our product development activities continue and we prepare for regulatory submissions and other regulatory activities. We expect that the magnitude of any increase in our research and development spending will be dependent upon such factors as the results from our ongoing preclinical studies and clinical trials, the size, structure and duration of any follow on clinical program that we may initiate, costs associated with manufacturing our product candidates on a large scale basis for later stage clinical trials, our ability to use data generated by government agencies, such as the ongoing studies with BioThrax being conducted by the Centers for Disease Control and Prevention, or CDC, and our ability to rely upon and utilize clinical and non-clinical data, such as the data generated by CDC from use of the pentavalent botulinum toxoid vaccine previously manufactured by the State of Michigan.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of salaries and other related costs for personnel serving the executive, sales and marketing, business development, finance, accounting, information technology, legal and human resource functions. Other costs include facility costs not otherwise included in cost of product sales or research and development expense and professional fees for legal and accounting services. We currently market and sell BioThrax directly to the HHS with a small, targeted marketing and sales group. As we seek to broaden the market for BioThrax and if we receive marketing approval for additional products we expect that we will increase our spending for marketing and sales activities.

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

Results of Operations

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Revenues

Product sales revenues increased by $21.8 million, or 15%, to $169.8 million for 2007 from $148.0 million for 2006. This increase in product sales revenues was primarily due to a 41% increase in the number of doses of BioThrax delivered, offset by a 19% decrease in the average sales price per dose attributable to a discounted price provided to HHS due to the limited remaining shelf life for those certain doses delivered in the third quarter and first part of the fourth quarter of 2007. Product sales revenues in 2007 consisted of BioThrax sales to HHS of $141.6 million, sales to the DoD of $26.2 million and aggregate international and other sales of $2.0 million. Product sales revenues in 2006 consisted of BioThrax sales to HHS of $109.8 million, sales to the DoD of $37.4 million and aggregate international and other sales of $763,000.

Contracts and grant revenues increased by $8.4 million, or 177%, to $13.1 million in 2007 from $4.7 million in 2006. Contracts and grants revenues for 2007 consisted of a milestone payment of $8.8 million from HHS in connection with the Company advancing a program to obtain a post-exposure prophylaxis indication for BioThrax, $3.1 million from the Sanofi Pasteur collaboration, related to recognition of deferred revenue associated with the upfront payment received in 2006 as well as development service revenue, and $1.2 million in grant revenue from the NIH and the Wellcome Trust. Contracts and grant revenues for 2006 consisted of $3.2 million in upfront and development program revenue from the Sanofi Pasteur collaboration and $1.5 million in grant revenue from the Wellcome Trust.

Cost of Product Sales

Cost of product sales increased by $16.2 million, or 67%, to $40.3 million for 2007 from $24.1 million for 2006. This increase was attributable to a 41% increase in the number of doses of BioThrax delivered, coupled with increased costs associated with our annual production shut-down, the related impact on production yield, and the write-off of waste during the period.

Research and Development Expenses

Research and development expenses increased by $8.5 million, or 19%, to $54.0 million for 2007 from $45.5 million for 2006. This increase reflects additional personnel and contract service costs, and includes increased expenses of $2.5 million on product candidates that are categorized in the biodefense segment, $3.7 million on product candidates categorized in the commercial segment, and $2.2 million in other research and development expenses, which are in support of technology platforms and central research and development activities.

The increase in spending on candidates in the biodefense and commercial segments, detailed in the table below, was attributable to increased efforts on various programs as we completed various studies and began subsequent studies and trials. The spending for BioThrax enhancements is related to preparing for and conducting animal efficacy studies to support applications for marketing approval of these enhancements, which we expect to submit to the FDA in late 2008 or 2009. The spending for our immune globulin therapeutic candidate development programs related primarily to costs associated with the plasma collection and fractionation program for our anthrax immune globulin therapeutic. The spending for the recombinant botulinum vaccine program resulted from advancing this program to the process development stage and the manufacture of clinical trial material. The spending for the next generation anthrax vaccine program resulted from feasibility studies and formulation development of product candidates. We continue to assess, and may alter, our future development plans for our products based on the interest of the U.S. government or other non-governmental organizations in providing funding for further development or procurement.

The spending in 2007 for our typhoid vaccine candidate resulted from the ongoing Phase II study in Vietnam, which commenced in the first quarter of 2007. The spending in 2006 for our typhoid vaccine candidate resulted from ongoing work for the Phase I clinical trial in Vietnam, which we completed in the second quarter of 2006. The spending in 2007 for our hepatitis B therapeutic vaccine candidate resulted from preparing for and initiating our Phase II clinical trial, which commenced in the first quarter 2007. The spending in 2007 for our group B streptococcus vaccine candidate resulted from preparing for Phase I clinical trials for two of the protein components of the vaccine candidate, which the NIAID is conducting and funding. Both our chlamydia and meningitis B vaccine candidates are in preclinical development.

The increase in other research and development expenses was primarily attributable to spending associated with product development programs that we acquired in the acquisition of ViVacs in July 2006.

Our principal research and development expenses for 2007 and 2006 are shown in the following table:

	Year ended December 31,
(in thousands)	2007	2006
Biodefense:
BioThrax enhancements	$5,175	$7,232
Immune globulin therapeutic development	13,619	11,289
Recombinant bivalent botulinum vaccine	3,231	2,610
Next generation anthrax vaccine	2,719	1,088
Total biodefense	24,744	22,219
Commercial:
Typhoid vaccine	9,641	9,642
Hepatitis B therapeutic vaccine	5,370	4,058
Group B streptococcus vaccine	6,790	3,759
Chlamydia vaccine	3,146	1,991
Meningitis B vaccine	1,212	2,975
Total commercial	26,159	22,425
Other	3,055	857
Total	$53,958	$45,501

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $11.0 million, or 25%, to $55.6 million for 2007 from $44.6 million for 2006. The increase in selling, general and administrative expenses was driven by an increase in our headquarters and staff organization to support our operations as a public company and to support the overall growth of our business, and is primarily attributable to an increase of approximately $9.0 million resulting from the addition of personnel and increased legal and other professional services for our headquarters organization and an increase of $2.1 million in sales and marketing expenses related to the growth of our staff and an increase in our selling and marketing activities. The majority of the expense is attributed to the biodefense segment, in which selling, general and administrative expenses increased by $7.4 million, or 21%, to $43.0 million for 2007 from $35.6 million for 2006. Selling, general and administrative expenses related to our commercial segment increased by $3.6 million, or 40%, to $12.5 million for 2007 from $9.0 million for 2006.

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

Total Other Income (Expense)

Total other income (expense) increased by $2.9 million to income of $2.9 million for 2007 from expense of $13,000 for 2006. This increase resulted primarily from an increase in interest income of $2.0 million as a result of higher investment return on increased average cash balances, including the net proceeds of our initial public offering, and a decrease in interest expense of $1.1 million due to the capitalization of interest costs related to the construction of our new building in Lansing.

Income Taxes

Provision for income taxes decreased by $2.2 million, or 14%, to $13.1 million for 2007 from $15.2 million for 2006. The provision for income taxes for 2007 resulted primarily from our income before provision for income taxes of $36.0 million and an effective annual tax rate of 36%. The provision for income taxes for 2006 resulted primarily from our income before provision for income taxes of $38.0 million and an effective annual tax rate of 40%. The decrease in the effective annual tax rate is due primarily to a reduction in state valuation allowances related to the expected utilization of net operating losses. The provision for income taxes also reflects research and development tax credits of $880,000 for 2007 and $759,000 for 2006.

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

Contracts and grants revenues increased by $1.3 million, or 39%, to $4.7 million in 2006 from $3.4 million in 2005. Contracts and grants revenues for 2006 consisted of $3.2 million from the Sanofi Pasteur collaboration, related to recognition of deferred revenue associated with the upfront payment received in 2006 as well as development service revenue, and $1.5 million in grant revenue from the Wellcome Trust. Contracts and grants revenues for 2005 resulted from reimbursement from the DoD for expenses related to production development and supply chain management improvements for BioThrax incurred in prior periods, and for additional work that we performed on a project basis for the DoD’s DARPA, to evaluate a new vaccine adjuvant for BioThrax.

Cost of Product Sales

Cost of product sales decreased by $7.5 million, or 24%, to $24.1 million for 2006 from $31.6 million for 2005. This decrease was attributable to improved utilization of our manufacturing capacity for BioThrax, partially offset by an increase of approximately 900,000 BioThrax doses delivered. Manufacturing efficiencies resulted in a cost savings of $13.1 million. The increase in the number of doses delivered resulted in an increase of costs of approximately $5.6 million.

Research and Development Expenses

Research and development expenses increased by $27.1 million, or 148%, to $45.5 million for 2006 from $18.4 million for 2005. This increase reflects additional personnel and contract service costs, and includes increased expenses of $11.9 million on product candidates that are categorized in the biodefense segment and $15.9 million on product candidates that are categorized in the commercial segment, offset by a reduction of $633,000 in other research and development expenses.

The increase in spending on candidates in the biodefense segment was attributable to increased efforts on all our programs as we completed various studies and began subsequent studies and trials. The increase in spending for BioThrax enhancements is related to preparing for animal efficacy studies to support applications for marketing approval of these enhancements, which we expect to submit to the FDA in late 2008 or 2009. The increase in spending for immune globulin therapeutic development related primarily to costs associated with our plasma collection program for our anthrax immune globulin therapeutic candidate. The increase in spending for the recombinant botulinum vaccine program, which is in preclinical development, resulted from advancing this program to the process development stage and the manufacture of clinical trial material. The increase in spending for the next generation anthrax vaccine program, which has product candidates in preclinical and Phase I clinical development, resulted from feasibility studies and formulation development of product candidates.

The increase in commercial spending was mainly attributable to spending on the commercial products listed in the table below following our acquisition of Microscience in June 2005. Research and development spending by Microscience prior to our acquisition of Microscience in June 2005 is not included in our results for 2005. The spending for our typhoid vaccine candidate resulted from ongoing work for the Phase I clinical trial in Vietnam that we completed in 2006 and preparing for our Phase II clinical trial in Vietnam that we initiated in the first quarter of 2007. The spending in 2006 for our hepatitis B therapeutic vaccine candidate resulted from preparing for our Phase II clinical trial, which we received regulatory clearance to commence in the fourth quarter of 2006. The spending in 2006 for our group B streptococcus vaccine candidate resulted from costs associated with our analysis of results from the Phase I clinical trial for one of the protein components of the vaccine candidate and preparation for Phase I clinical trials for two of the protein components of the vaccine candidate. In December 2006, we signed an agreement with the NIAID under which the NIAID has agreed to sponsor a Phase I clinical trial of each of the two components separately and the two proteins in combination in healthy human volunteers. Both our chlamydia and meningitis B vaccine candidates are in preclinical development.

The decrease in spending on other research and development expenses was attributable to our discontinuation of preclinical programs that we acquired from Antex and determined not to pursue at that time.

Our principal research and development expenses for 2006 and 2005 are shown in the following table:

	Year ended December 31,
(in thousands)	2006	2005
Biodefense:
BioThrax enhancements	$7,232	$2,883
Immune globulin therapeutic development	11,289	5,309
Recombinant bivalent botulinum vaccine	2,610	1,708
Next generation anthrax vaccine	1,088	427
Total biodefense	22,219	10,327
Commercial:
Typhoid vaccine	9,642	1,477
Hepatitis B therapeutic vaccine	4,058	1,884
Group B streptococcus vaccine	3,759	1,032
Chlamydia vaccine	1,991	837
Meningitis B vaccine	2,975	1,334
Total commercial	22,425	6,564
Other	857	1,490
Total	$45,501	$18,381

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $1.8 million, or 4%, to $44.6 million for 2006 from $42.8 million for 2005. The increase in selling, general and administrative expenses was primarily attributable to an increase in general and administrative expenses of $1.0 million resulting from the addition of personnel and increased legal and other professional services for our headquarters organization, and an increase of $937,000 related to the addition of personnel for Emergent Product Development UK. Selling, general and administrative expenses related to our biodefense segment decreased by $397,000, or 1%, to $35.6 million for 2006 from $36.0 million for 2005. Selling, general and administrative expenses related to our commercial segment increased by $2.2 million, or 33%, to $9.0 million for 2006 from $6.8 million for 2005.

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

In June 2005, we recorded a non-cash charge for purchased in-process research and development of $26.6 million associated with our acquisition of Microscience. We valued the 3,636,801 shares of class A common stock that we issued in the acquisition at $28.2 million after the inclusion of acquisition costs. Of this amount, we identified $1.4 million as current assets, $863,000 as fixed assets, $684,000 as current liabilities and $26.6 million as the value attributable to development programs. Because we determined that the development programs had no future alternative use, we charged the value attributable to the development programs as purchased in-process research and development.

Litigation Settlement

In 2005, we recorded a gain of $10.0 million relating to a settlement of a litigation matter that we initiated to resolve a contract and intellectual property dispute.

Total Other Income (Expense)

Total other expense decreased by $214,000, or 94%, to $13,000 for 2006 from $227,000 for 2005. This decrease resulted primarily from an increase in interest income of $361,000 as a result of higher investment return on increased average cash balances, including the net proceeds of our initial public offering, and an increase in other income of $238,000, offset by an increase in interest expense of $385,000 related primarily to the mortgage loan we entered into in April 2006 and the term loan we entered into in August 2006.

Income Taxes

Provision for income taxes increased by $9.9 million, or 186%, to $15.2 million for 2006 from $5.3 million for 2005. The provision for income taxes for 2006 resulted primarily from our income before provision for income taxes of $38.0 million and an effective annual tax rate of 40%. The provision for income taxes for 2005 resulted primarily from our income before provision for income taxes of $21.1 million and an effective annual tax rate of 25%. The increase in the effective annual tax rate is due primarily to the impact of foreign and state net operating losses and an increase in permanent differences, including incentive stock options. The provision for income taxes also reflects research and development tax credits of $759,000 for 2006 and $474,000 for 2005.

Liquidity and Capital Resources

Sources of Liquidity

We require cash to meet our operating expenses and for capital expenditures, acquisitions and principal and interest payments on our debt. We have funded our cash requirements from inception through December 31, 2007 principally with a combination of revenues from BioThrax product sales, debt financings and facilities and equipment leases, revenues under our collaboration agreement with Sanofi Pasteur, development funding from government entities and non-government and philanthropic organizations, the net proceeds from our initial public offering and, to a lesser extent, from the sale of our common stock upon exercise of stock options. We have operated profitably for each of the years in the three year period ended December 31, 2007.

As of December 31, 2007, we had cash and cash equivalents of $105.7 million. On November 20, 2006, we completed our initial public offering, in which we raised $54.2 million, net of issuance costs.

Cash Flows

The following table provides information regarding our cash flows for the years ended December 31, 2007, 2006 and 2005.

	Year ended December 31,
(in thousands)	2007	2006	2005

Net cash provided by (used in):
Operating activities(1)	$54,790	$(4,258)	$41,974
Investing activities	(43,969)	(41,446)	(7,091)
Financing activities	18,491	85,828	(5,410)
Total net cash provided	$29,312	$40,124	$29,473

(1) Includes the effect of exchange rate changes on cash and cash equivalents.

Net cash provided by operating activities of $54.8 million in 2007 resulted principally from our net income of $22.9 million, a decrease in accounts receivable of $24.5 million due to amounts billed primarily to HHS in December 2006 that were collected in 2007, partially offset by amounts billed in December 2007 and outstanding at year end, a decrease in inventory of $7.8 million related to increased product sales in 2007, and $4.8 million from the impact of non-cash depreciation and amortization, partially offset by a decrease in income taxes payable of $5.2 million due to the timing of payment of the 2006 income tax liability offset by the pending payable for 2007 income taxes.

Net cash used in operating activities of $4.3 million in 2006 resulted principally from our net income of $22.8 million, an increase in income taxes payable of $11.5 million due to the timing of payment of the 2006 income tax liability, an increase in accounts payable of $5.8 million related to increased research and development and selling, general and administrative expenses, and the impact of non-cash depreciation and amortization expense of $4.7 million, offset by an increase in accounts receivable of $40.8 million due from the DoD and HHS reflecting amounts billed in December 2006 that were still outstanding at year end, and a increase in inventory of $8.3 million reflecting the value of work in process for BioThrax lots being manufactured or awaiting delivery.

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

Net cash used in investing activities for the years ended December 31, 2007, 2006 and 2005 resulted principally from the purchase of property, plant and equipment. Capital expenditures in 2007 include $30.3 million in construction and related costs for our new manufacturing facility in Lansing and approximately $13.7 million in infrastructure investments and other equipment. Capital expenditures in 2006 relate primarily to $25.7 million for construction of our new building in Lansing, Michigan, $10.2 million related to the acquisition of our second facility in Frederick, Maryland, and approximately $5.3 million in infrastructure investments and other equipment. Capital expenditures in 2005 were primarily attributable to investments in information technology upgrades and miscellaneous facility enhancements.

Net cash provided by financing activities of $18.5 million in 2007 resulted primarily from $15.3 million in additional proceeds from a term loan with HSBC related to financing a portion of the costs related to the construction of our new building in Lansing, $17.9 million in proceeds from borrowings under our revolving line of credit with Fifth Third Bank, $6.0 million related to excess tax benefits from the exercise of stock options, and $2.5 million in proceeds from stock option exercises, partially offset by $18.0 million in principal payments on long-term indebtedness, including $15.0 million in payments on our revolving line of credit with Fifth Third Bank and restricted cash deposits in 2007 consist of $5.0 million in restricted cash deposits in conjunction with our June 2007 HSBC term loan.

Net cash provided by financing activities of $85.8 million in 2006 resulted primarily from $54.2 million in proceeds from our initial public offering, $15.0 million in proceeds related to financing a portion of the costs related to the construction of our new building in Lansing, $8.5 million in proceeds from notes payable related to the financing of the purchase of our Frederick facility in April 2006, and $8.9 million in proceeds from our revolving line of credit with Fifth Third Bank.

Net cash used in financing activities of $5.4 million in 2005 resulted principally from the payment of a special dividend of $5.4 million from a portion of the proceeds of a litigation settlement and the repayment of notes payable to employees.

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2007:

	Payments due by period
(in thousands)	Total	2008	2009	2010	2011	2012	After 2012
Contractual obligations:
Short and long-term debt(1)	$46,102	$3,514	$6,049	$3,585	$16,203	$16,751	$-
Operating lease obligations	13,983	2,048	1,436	1,453	1,471	1,489	6,086
Contractual settlement liabilities	50	50	-	-	-	-	-
Total contractual obligations	$60,135	$5,612	$7,485	$5,038	$17,674	$18,240	$6,086

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

Debt Financing

As of December 31, 2007, we had $57.9 million principal amount of debt outstanding, comprised primarily of the following:

•

$2.5 million outstanding under a forgivable loan from the Department of Business and Economic Development of the State of Maryland used to finance eligible costs incurred to purchase the first facility in Frederick, Maryland;

•	$6.6 million outstanding under a mortgage loan from PNC Bank (formerly Mercantile Potomac Bank) used to finance the remaining portion of the purchase price for the first Frederick facility;
•	$8.2 million outstanding under a mortgage loan from HSBC Realty Credit Corporation used to finance the purchase price for the second facility on the Frederick site;
•	$28.8 million outstanding under a term loan from HSBC Realty Credit Corporation used to finance a portion of the costs of our facility expansion in Lansing, Michigan; and
•	$11.8 million outstanding under a $15.0 million revolving line of credit with Fifth Third Bank. This balance was repaid in January 2008.

We can borrow under the line of credit with Fifth Third Bank through May 2008.

Some of our debt instruments contain financial and operating covenants. In particular:

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

•

Under our mortgage loan from PNC Bank for our Frederick facility, we are required to maintain at all times a minimum tangible net worth of not less than $5.0 million. In addition, we are required to maintain at all times a ratio of earnings before interest, taxes, depreciation and amortization to the sum of current obligations under capital leases and principal obligations and interest expenses for borrowed money, in each case due and payable within the following 12 months, of not less than 1.1 to 1.0.

•

Under our term loan with HSBC Realty Credit Corporation, we are required to maintain on an annual basis a book leverage ratio of less than 1.25. This ratio is calculated by dividing total liabilities, excluding deferred revenues specific to contracts with the U.S. government, by total net worth. In addition, we are required to maintain on a quarterly basis a debt coverage ratio of not less than 1.25 to 1.00 or maintain $5.0 million in a cash collateral account. This ratio is calculated by dividing earnings before interest, taxes, depreciation and amortization for the most recent four quarters by the sum of current obligations under capital leases and principal obligations and interest expenses for borrowed money, in each case due and payable for the following four quarters.

•

Under our revolving line of credit with Fifth Third Bank, our wholly owned subsidiary, Emergent BioDefense Operations, is required to maintain at all times a ratio of total liabilities to tangible net worth of not more than 2.5 to 1.0.

Our debt instruments also contain negative covenants restricting our activities. Our term loan with HSBC Realty Credit Corporation limits the ability of Emergent BioDefense Operations to incur indebtedness and liens, sell assets, make loans, advances or guarantees, enter into mergers or similar transactions and enter into transactions with affiliates. Our line of credit with Fifth Third Bank limits the ability of Emergent BioDefense Operations to incur indebtedness and liens, sell assets, make loans, advances or guarantees, enter into mergers or similar transactions, enter into transactions with affiliates and amend the terms of any government contract.

The facilities, software and other equipment that we purchased with the proceeds of our loans from PNC Bank, the State of Maryland and HSBC Realty Credit Corporation serve as collateral for these loans. Our line of credit with Fifth Third Bank is secured by accounts receivable under our DoD and HHS contracts. Our term loan with HSBC Realty Credit Corporation is secured by substantially all of Emergent BioDefense Operations’ assets, other than accounts receivable under our DoD and HHS contracts. The covenants under our existing debt instruments and the pledge of our existing assets as collateral limit our ability to obtain additional debt financing.

Under our mortgage loan from PNC Bank, we began to make monthly principal payments beginning in November 2006. A residual principal repayment of approximately $5.0 million is due upon maturity in October 2011. Interest is payable monthly and accrues at an annual rate of 6.625% through October 2009. In October 2009, the interest rate is scheduled to be adjusted to a fixed annual rate equal to 3.20% over the yield on U.S. government securities adjusted to a constant maturity of two years.

Under our mortgage loan from HSBC Realty Credit Corporation, we are required to make monthly principal payments. A residual principal repayment of approximately $7.5 million is due upon maturity in April 2011. Interest is payable monthly and accrues at an annual rate equal to LIBOR plus 3.00%.

Under our term loan with HSBC Realty Credit Corporation, we are required to make monthly payments in the amount of $250,000 in principal plus accrued interest beginning August 2007, with a residual principal payment due upon maturity in June 2012. Interest on the loan accrues at an annual rate equal to LIBOR plus 2.75%.

Under our revolving line of credit with Fifth Third Bank, any outstanding principal is due upon maturity in May 2008. The principal amount outstanding at any time under the line of credit may not exceed 75% of total eligible accounts receivable under the DoD and HHS contracts. Consistent with the terms of this agreement, we repaid $11.8 million of outstanding principal under the line of credit in January 2008. Interest is payable monthly and accrues at an annual rate equal to 0.375% less than the prime rate of interest established from time to time by Fifth Third Bank.

Tax Benefits

In connection with our facility expansion in Lansing, the State of Michigan and the City of Lansing have provided us a variety of tax credits and abatements. We estimate that the total value of these tax benefits may be up to $18.5 million over a period of up to 15 years, beginning in 2006. These tax benefits are primarily based on our $75 million planned investment in our Lansing facility. In addition, we must maintain a specified number of employees in Lansing to continue to qualify for these tax benefits.

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

We may seek to raise additional external debt financing to provide additional financial flexibility. Our committed external sources of funds consist of the remaining borrowing availability under our revolving line of credit with Fifth Third Bank, development funding under our collaboration agreement with Sanofi Pasteur and funding from the NIAID, including for studies related to our anthrax immune globulin therapeutic product candidate. Our ability to borrow additional amounts under our loan agreements is subject to our satisfaction of specified conditions.

Our future capital requirements will depend on many factors, including:

•	the level and timing of BioThrax product sales and cost of product sales;
•

the timing of, and the costs involved in validation and qualification activities related to our new manufacturing facility in Lansing, Michigan and the build out of our manufacturing facility in Frederick, Maryland;

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

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - an Amendment of ARB No. 51, or SFAS No. 160. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements, requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest, establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation, and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. The provisions of SFAS No. 160 are effective for fiscal years beginning on or after December 15, 2008. We are currently evaluating the impact of the adoption of this statement on our financial statements.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, or SFAS No.141R. SFAS No. 141R requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair values, changes the recognition of assets acquired and liabilities assumed arising from contingencies, changes the recognition and measurement of contingent consideration, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R also requires additional disclosure of information surrounding a business combination, such that users of the entity's financial statements can fully understand the nature and financial impact of the business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and it may not applied before that date. The provisions of SFAS No. 141R will impact our financial statements to the extent that we are party to a business combination after the pronouncement has been adopted.

In June 2007, the FASB issued EITF No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities, or EITF No. 07-3. EITF No. 07-3 states that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the related services are performed. The provisions of EITF No. 07-3 are effective for fiscal years beginning after December 15, 2007. We anticipate that the adoption of the provisions of EITF No. 07-3 will not have a material impact on our financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115, or SFAS No. 159. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The provisions of SFAS No. 159 are effective for fiscal years beginning after November 15, 2007. We anticipate that the adoption of this statement will not have a material impact on our financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, or SFAS No. 157. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We anticipate that the adoption of this statement will not have a material impact on our financial statements.

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

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of Emergent BioSolutions Inc. and Subsidiaries

We also have audited the accompanying consolidated balance sheets of Emergent BioSolutions Inc. and Subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Emergent BioSolutions Inc. and Subsidiaries at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 11 to the consolidated financial statements, in 2007 the Company changed its method of accounting for uncertain tax provisions. As discussed in Note 2 to the consolidated financial statements, in 2006 the Company changed its method of accounting for share-based payments.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Emergent BioSolutions Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 6, 2008 expressed an unqualified opinion thereon.

/s/Ernst & Young LLP

McLean, Virginia

March 6, 2008

Emergent BioSolutions Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share and per share data)
	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$105,730	$76,418
Accounts receivable	18,817	43,331
Inventories	16,897	24,721
Income taxes receivable	-	869
Deferred tax assets	-	295
Prepaid expenses and other current assets	2,866	1,703
Total current assets	144,310	147,337

Property, plant and equipment, net	110,218	78,174
Deferred tax assets, net of current	12,397	11,477
Restricted cash	5,200	192
Other assets	1,383	1,075

Total assets	$273,508	$238,255

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$17,979	$27,366
Accrued expenses and other current liabilities	4,056	3,270
Accrued compensation	9,502	7,190
Indebtedness under lines of credit	11,832	8,930
Long-term indebtedness, current portion	3,514	2,456
Income taxes payable	7,665	13,703
Deferred tax liabilities	211	-
Deferred revenue, current portion	902	1,432
Total current liabilities	55,661	64,347

Long-term indebtedness, net of current portion	42,588	31,368
Deferred revenue, net of current portion	2,473	2,997
Other liabilities	1,627	1,071
Total liabilities	102,349	99,783

Commitments and contingencies	-	-

Stockholders’ equity:
Preferred Stock $0.001 par value; 15,000,000 shares authorized, 0 shares issued and outstanding at December 31, 2007 and 2006, respectively	-	-
Common Stock, $0.001 par value; 100,000,000 shares authorized, 29,750,237 and 27,596,249 shares issued and outstanding at December 31, 2007 and 2006, respectively	30	28
Additional paid-in capital	101,933	90,920
Accumulated other comprehensive loss	(1,130)	(473)
Retained earnings	70,326	47,997
Total stockholders’ equity	171,159	138,472
Total liabilities and stockholders’ equity	$273,508	$238,255

The accompanying notes are an integral part of the consolidated financial statements.

Emergent BioSolutions Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except share and per share data)
	Year Ended December 31,
	2007	2006	2005

Revenues:
Product sales	$169,799	$147,995	$127,271
Contracts and grants	13,116	4,737	3,417
Total revenues	182,915	152,732	130,688

Operating expense (income):
Cost of product sales	40,309	24,125	31,603
Research and development	53,958	45,501	18,381
Selling, general and administrative	55,555	44,601	42,793
Purchased in-process research and development	-	477	26,575
Litigation settlement	-	-	(10,000)
Income from operations	33,093	38,028	21,336

Other income (expense):
Interest income	2,809	846	485
Interest expense	(71)	(1,152)	(767)
Other income (expense), net	156	293	55
Total other income (expense)	2,894	(13)	(227)

Income before provision for income taxes	35,987	38,015	21,109
Provision for income taxes	13,051	15,222	5,325
Net income	$22,936	$22,793	$15,784

Earnings per share - basic	$0.79	$0.99	$0.77
Earnings per share - diluted	$0.77	$0.93	$0.69

Weighted-average number of shares - basic	28,995,667	23,039,794	20,533,471
Weighted-average number of shares - diluted	29,663,127	24,567,302	22,751,733

Cash dividends per share - basic	$-	$-	$0.26

The accompanying notes are an integral part of the consolidated financial statements.

Emergent BioSolutions Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income	$22,936	$22,793	$15,784
Adjustments to reconcile net income to net cash provided by (used in) operating activities (net of effects of acquisitions):
Stock-based compensation expense (credit)	2,541	723	(17)
Depreciation and amortization	4,817	4,715	3,549
Deferred income taxes	5,589	987	(10,968)
Loss on disposal of property and equipment	24	27	32
Purchased in-process research and development	-	477	26,575
Excess tax benefits from stock-based compensation	(6,003)	(789)	-
Changes in operating assets and liabilities:
Accounts receivable	24,514	(40,801)	16,107
Inventories	7,825	(8,280)	(3,189)
Income taxes	(5,169)	11,463	(2,390)
Prepaid expenses and other assets	(1,316)	(792)	(865)
Accounts payable	(2,303)	5,801	5,463
Accrued compensation	2,312	1,013	2,466
Accrued expenses and other liabilities	734	1,513	619
Deferred revenue	(1,054)	(2,911)	(10,916)
Net cash provided by (used in) operating activities	55,447	(4,061)	42,250
Cash flows from investing activities:
Purchases of property, plant and equipment	(43,969)	(41,228)	(6,532)
Acquisitions, net of cash received	-	(218)	(559)
Net cash used in investing activities	(43,969)	(41,446)	(7,091)
Cash flows from financing activities:
Restricted cash deposits	(5,008)	(192)	1,250
Proceeds from borrowings on long term indebtedness and lines of credit	33,195	32,430	31
Proceeds from notes payable to employees	-	-	123
Issuance of common stock in initial public offering (net of issuance cost)	-	54,229	-
Issuance of common stock subject to exercise of stock options	2,471	590	33
Redemption of Class B common stock	-	(192)	(337)
Principal payments on long term indebtedness, notes payable to employees, and lines of credits	(18,015)	(1,569)	(1,110)
Excess tax benefits from stock-based compensation	6,003	789	-
Debt issuance costs	(155)	(257)	-
Payment of dividend	-	-	(5,400)
Net cash provided by (used in) financing activities	18,491	85,828	(5,410)

Effect of exchange rate changes on cash and cash equivalents	(657)	(197)	(276)

Net increase (decrease) in cash and cash equivalents	29,312	40,124	29,473
Cash and cash equivalents at beginning of year	76,418	36,294	6,821
Cash and cash equivalents at end of year	105,730	76,418	36,294

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$3,094	$1,681	$696
Cash paid during the year for income taxes	$14,329	$2,788	$17,985
Supplemental information on non-cash investing and financing activities:
Issuance of common stock to acquire Microscience Limited	$-	$-	$27,001
Purchases of property, plant and equipment unpaid at year end	$7,084	$11,140	$-

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Changes in Stockholders' Equity
(in thousands, except share and per share data)
	Class A $0.001 Par Value Common Stock		Class B $0.01 Par Value Common Stock		$0.001 Par Value Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Earnings	Equity

Balance at December 31, 2004	18,666,479	19	-	-	-	-	7,610	-	15,320	22,949

Issuance of common stock to acquire Microscience Limited	3,636,801	3	-	-	-	-	26,998	-	-	27,001
Exercise of stock options	-	-	133,451	1	-	-	32	-	-	33
Redemption of common stock	-	-	(112,168)	(1)	-	-	(28)	-	(308)	(337)
Forfeiture of stock options	-	-	-	-	-	-	(17)	-	-	(17)
Payment of dividend	-	-	-	-	-	-	-	-	(5,400)	(5,400)
Net income	-	-	-	-	-	-	-	-	15,784	15,784
Foreign currency translation	-	-	-	-	-	-	-	(276)	-	(276)
Comprehensive income	-	-	-	-	-	-	-	-	-	15,508

Balance at December 31, 2005	22,303,280	$ 22	21,283	$ -	-	$ -	$ 34,595	$ (276)	$ 25,396	$ 59,737

Exercise of stock options	-	-	95,858	1	175,828	-	589	-	-	590
Redemption of common stock	-	-	-	-	-	-	-	-	(192)	(192)
Conversion of class A $0.001 and class B par value $0.001 to common stock $.001 par value common stock	(22,303,280)	(22)	(117,141)	(1)	22,420,421	23		-		-
Issuance of common stock in initial public offering (net of issuance cost)	-	-	-	-	5,000,000	5	54,224	-	-	54,229
Stock-based compensation expense	-	-	-	-	-	-	723	-	-	723
Excess tax benefits from exercises of non-qualified stock options	-	-	-	-	-	-	789	-	-	789
Net income	-	-	-	-	-	-	-	-	22,793	22,793
Foreign currency translation	-	-	-	-	-	-	-	(197)	-	(197)
Comprehensive income	-	-	-	-	-	-	-	-	-	22,596

Balance at December 31, 2006	-	$ -	-	$ -	27,596,249	$ 28	$ 90,920	$ (473)	$ 47,997	$ 138,472

Exercise of stock options	-	-	-	-	2,153,988	2	2,469	-	-	2,471
Stock-based compensation expense	-	-	-	-			2,541		-	2,541
Cumulative effect of change in accounting principle (FIN 48)	-	-	-	-			-		(607)	(607)
Excess tax benefits from exercises of non-qualified stock options	-	-	-	-			6,003		-	6,003
Net income	-	-	-	-					22,936	22,936
Foreign currency translation	-	-	-	-				(657)	-	(657)
Comprehensive income	-	-	-	-	-	-	-	-	-	22,279

Balance at December 31, 2007	-	$ -	-	$ -	29,750,237	$ 30	$ 101,933	$ (1,130)	$ 70,326	$ 171,159

The accompanying notes are an integral part of the consolidated financial statements.

Emergent BioSolutions Inc. and Subsidiaries

Notes to consolidated financial statements

1.	Nature of the business and organization

Emergent BioSolutions Inc. (the “Company” or “Emergent”) is a biopharmaceutical company focused on the development, manufacture and commercialization of immunobiotics. The Company is developing products to be offered both to the biodefense and commercial markets. The Company commenced operations as BioPort Corporation (“BioPort”) in September 1998 through an acquisition from the Michigan Biologic Products Institute of rights to the marketed product, BioThrax, vaccine manufacturing facilities at a multi-building campus on approximately 12.5 acres in Lansing, Michigan and vaccine development and production know-how. In December 2001, the U.S. Food and Drug Administration (“FDA”) approved a supplement to the Company’s manufacturing facility license for the manufacture of BioThrax at the renovated facilities. In June 2004, the Company completed a corporate reorganization (“Reorganization”).

As a result of the Reorganization, BioPort became a wholly owned subsidiary of Emergent. The Company has renamed BioPort as Emergent BioDefense Operations Lansing Inc. (“Emergent BioDefense Operations”). The Company acquired its portfolio of commercial vaccine candidates through an acquisition of Microscience Limited (“Microscience”) in a share exchange in June 2005 and an acquisition of substantially all of the assets, for cash, of Antex Biologics Inc. (“Antex”) in May 2003 and ViVacs GmbH, Germany (“ViVacs”) in July 2006. The Company has renamed Microscience as Emergent Product Development UK Limited, Antex as Emergent Product Development Gaithersburg Inc. and ViVacs as Emergent Product Development Germany GmbH.

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

Cash and cash equivalents

Cash equivalents are highly liquid investments with a maturity of 90 days or less at the date of purchase and consist of time deposits and investments in money market funds with commercial banks and financial institutions. Also, the Company maintains cash balances with financial institutions in excess of insured limits. The Company does not anticipate any losses with such cash balances. At December 31, 2007 and 2006 the Company maintained all of its cash and cash equivalents in four financial institutions.

Fair value of financial instruments

The carrying amounts of the Company’s short-term financial instruments, which include cash and cash equivalents, accounts receivable and accounts payable, approximate their fair values due to their short maturities. The fair value of the Company’s long-term indebtedness is estimated based on the quoted prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The carrying value and fair value of long-term indebtedness were $46.1 million and $45.6 million, respectively, at December 31, 2007 and $33.8 million and $33.2 million, respectively, at December 31, 2006.

Restricted cash

Restricted cash at December 31, 2007 and 2006 includes a certificate of deposit held by a bank as collateral for a letter of credit acting as a security deposit on a loan. Restricted cash at December 31, 2007 also includes $5.0 million in a pledged bank deposit account as collateral for a term loan. As of December 31, 2007 and 2006 the Company had restricted cash of $5.2 million and $192,000, respectively.

Significant customers and accounts receivable

The Company’s primary customers are the U.S. Department of Defense (the “DoD”) and U.S. Department of Health and Human Services (“HHS”). For the years ended December 31, 2007, 2006 and 2005, sales of BioThrax to the DoD and HHS comprised 97%, 97% and 96%, of total revenues, respectively. As of December 31, 2007 and 2006, the Company’s receivable balances were comprised of 84% and 100%, respectively, from these customers. Unbilled accounts receivable, included in accounts receivable, totaling $1.1 million and $26,000 as of December 31, 2007 and 2006, respectively, relate to various service contracts for which product has been delivered or work has been performed, though invoicing has not yet occurred. Accounts receivable are stated at invoice amounts and consist primarily of amounts due from the DoD and HHS as well as amounts due under reimbursement contracts with other government entities and non-government and philanthropic organizations. If necessary, the Company records a provision for doubtful receivables to allow for any amounts which may be unrecoverable. This provision is based upon an analysis of the Company’s prior collection experience, customer creditworthiness and current economic trends. As of December 31, 2007 and 2006, an allowance for doubtful accounts was not recorded, as the collection history from these customers indicates collection is probable.

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

Property, plant and equipment

Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method over the following estimated useful lives:

Buildings	39 years
Furniture and equipment	3-7 years
Software	Lesser of 3 years or product life
Leasehold improvements	Lesser of the asset life or lease term

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

Revenue recognition

The Company recognizes revenues from product sales in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB No. 104”). SAB No. 104 requires recognition of revenues from product sales that require no continuing performance by the Company if four basic criteria have been met:

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

Under the Company’s previous contracts with the DoD, title to the product passed to the DoD upon submission of the first invoice. The earnings process was considered complete upon FDA release of the product for sale and distribution. Following FDA release of the product, the product is segregated for later shipment, and all deferred revenue related to the released product is recognized in accordance with the “bill and hold” requirements under SAB 104.

In December 2005, the Securities and Exchange Commission released an interpretation with respect to the accounting for sales of vaccines and bioterror countermeasures to the federal government for placement into the Strategic National Stockpile (“SNS”). This interpretation provides for revenue recognition for specifically identified products purchased for the SNS in the event that all requirements for revenue recognition, as specified in Statement of Financial Accounting Concepts No. 5, Recognition and Measurement in Financial Statements of Business Enterprises, are not met. While the Company’s contracts with HHS are for qualifying sales of vaccine for placement into the SNS, the Company meets all requirements for revenue recognition upon delivery of product to HHS, and therefore has not applied this guidance.

Collaborative research and development agreements can provide for one or more of up-front license fees, research payments, and milestone payments. Agreements with multiple components (“deliverables” or “items”) are evaluated in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (“EITF No. 00-21”), to determine if the deliverables can be divided into more than one unit of accounting. An item can generally be considered a separate unit of accounting if all of the following criteria are met: (1) the delivered item(s) has value to the customer on a stand-alone basis; (2) there is objective and reliable evidence of the fair value of the undelivered items(s); and (3) if the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in control of the Company. Items that cannot be divided into separate units are combined with other units of accounting, as appropriate. Consideration received is allocated among the separate units based on their respective fair values or based on the residual value method and is recognized in full when the criteria in the discussion of SAB No. 104 above are met. The Company deems service to have been rendered if no continuing obligation exists on the part of the Company.

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

Payments received by the Company for the reimbursement of expenses for research and development activities are recorded in accordance with EITF Issue No. 99-19, Reporting Revenue Gross as Principal Versus Net as an Agent (“EITF No. 99-19”). Pursuant to EITF No. 99-19, for transactions in which the Company acts as principal, with discretion to choose suppliers, bears credit risk and performs a substantive part of the services, revenue is recorded at the gross amount of the reimbursement. Costs associated with these reimbursements are reflected as a component of research and development expenses.

Impairment of long-lived assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), the Company assesses the recoverability of its long-lived assets for which an indicator of impairment exists by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If the Company concludes that the carrying value will not be recovered, the Company measures the amount of such impairment by comparing the fair value to the carrying value. The Company has recorded no impairment losses for the years ended December 31, 2007, 2006 and 2005.

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

Purchased in-process research and development

The Company accounts for purchased in-process research and development in accordance with the SFAS No. 2, Accounting for Research and Development Costs (“SFAS No. 2”) along with Financial Accounting Standards Board (“FASB”) Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method — an interpretation of FASB Statement No. 2 (“FIN 4”). Under these standards, the Company is required to determine whether the technology relating to a particular research and development project acquired through an acquisition has an alternative future use. If the determination is that the technology has no alternative future use, the acquisition amount assigned to assets to be used in the particular research and development project is expensed. Otherwise, the Company capitalizes and amortizes the costs incurred over the estimated useful lives of the technology acquired.

Comprehensive income

SFAS No. 130, Reporting Comprehensive Income, requires the presentation of the comprehensive income and its components as part of the financial statements. Comprehensive income is comprised of net income and other changes in equity that are excluded from net income. The Company includes gains and losses on intercompany transactions with foreign subsidiaries that are considered to be long-term investments and translation gains and losses incurred when converting its subsidiaries’ financial statements from their functional currency to the U.S. dollar in accumulated other comprehensive income (loss).

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

Capitalized interest

The Company capitalizes interest in accordance with SFAS No. 34, Capitalization of Interest Cost, based on the cost of major ongoing capital projects which have not yet been placed in service. For the years ended December 31, 2007, 2006 and 2005, the Company incurred interest expense of $3.2 million, $1.9 million and $767,000, respectively. Of these amounts, the Company capitalized $3.1 million, $759,000 and $0, respectively.

Certain risks and uncertainties

The Company has derived substantially all of its revenue from sales of BioThrax under contracts with the DoD and HHS. The Company’s ongoing U.S. government contract does not necessarily increase the likelihood that it will secure future comparable contracts with the U.S. government. The Company expects that a significant portion of the business that it will seek in the near future, in particular for BioThrax, will be under government contracts that present a number of risks that are not typically present in the commercial contracting process. U.S. government contracts for BioThrax are subject to unilateral termination or modification by the government. The Company may fail to achieve significant sales of BioThrax to customers in addition to the U.S. government, which would harm its growth opportunities. The Company may not be able to sustain or increase profitability. The Company is spending significant amounts for the expansion of its manufacturing facilities. The Company may not be able to manufacture BioThrax consistently in accordance with FDA specifications. Other than BioThrax, all of the Company’s product candidates are undergoing clinical trials or are in early stages of development, and failure is common and can occur at any stage of development. None of the Company’s product candidates other than BioThrax has received regulatory approval.

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

The following table presents the calculation of basic and diluted net income per share:

	Year Ended December 31,
(in thousands, except share and per share data)	2007	2006	2005

Numerator:
Net Income	$22,936	$22,793	$15,784

Denominator:
Weighted-average number of shares—basic	28,995,667	23,039,794	20,533,471
Dilutive securities—stock options	667,460	1,527,508	2,218,262
Weighted-average number of shares—diluted	29,663,127	24,567,302	22,751,733

Earnings per share-basic	$0.79	$0.99	$0.77
Earnings per share-diluted	$0.77	$0.93	$0.69

For the years ending December 31, 2007, 2006 and 2005, outstanding stock options to purchase approximately 463,000, 160,000 and 21,000 shares, respectively, of common stock are not considered in the diluted earnings per share calculation because the exercise price of these options is greater than the average per share closing price during the year.

Accounting for stock-based compensation

As of December 31, 2007, the Company has two stock-based employee compensation plans, the Emergent BioSolutions Inc. 2006 Stock Incentive Plan (the “2006 Plan”) and the Emergent BioSolutions Employee Stock Option Plan (the “2004 Plan”), described more fully in Note 10 — Stockholders’ Equity. Through December 31, 2005, the Company accounted for grants under the 2004 Plan using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”) and provided the pro forma disclosures of net income and net income per share in accordance with SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”) as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosures using the fair value method. Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant between the fair value of the Company’s stock and the exercise price of the option and is recognized ratably over the vesting period of the option.

Effective January 1, 2006, the Company adopted the fair value provisions of SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), using the modified prospective method. Under the fair value recognition provisions of SFAS No. 123(R), the Company recognizes stock-based compensation net of an estimated forfeiture rate. The Company accounts for equity instruments issued to non-employees in accordance with SFAS No. 123 and EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services.

Under the modified prospective method, compensation cost recognized in 2007 and 2006 includes: (1) compensation cost for all share-based payments granted prior to but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (2) compensation cost for all share-based payments granted and vested subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Stock based compensation is recognized on a straight-line basis over the vesting period.

Results for prior periods have not been restated. Based on options granted to employees as of December 31, 2007, total compensation expense not yet recognized related to unvested options is approximately $2.9 million, after tax. The Company expects to recognize that expense over a weighted average period of 3.0 years.

The Company has utilized the Black-Scholes valuation model for estimating the fair value of all stock options granted. The fair value of each option is estimated on the date of grant. Set forth below are the weighted-average assumptions used in valuing the stock options granted and a discussion of the Company’s methodology for developing each of the assumptions used:

	Year Ended December 31,
	2007	2006	2005
Expected dividend yield	0%	0%	0%
Expected volatility	50%	50%	50%
Risk-free interest rate	2.99-5.09%	4.58-5.21%	3.33-4.32%
Expected average life of options	3.0 years	3.0 years	2.9 years

•	Expected dividend yield — The Company does not pay regular dividends on its common stock and does not anticipate paying any dividends in the foreseeable future.
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

•	Risk-free interest rate — This is the range of U.S. Treasury rates with a term that most closely resembles the expected life of the option as of the date in which the option was granted.
•

Expected average life of options — This is the period of time that the options granted are expected to remain outstanding. This estimate is based primarily on the employee position profile of option holders and the trading lock out periods that result from the employee’s access to stock price sensitive information.

Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the statement of cash flows. SFAS No. 123(R) requires the cash flows resulting from the tax benefits of deductions in excess of the compensation cost recognized for those options (excess tax benefits from stock-based compensation) to be classified as financing cash flows.

The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the year ended December 31, 2005.

(in thousands, except per share data)	Year Ended December 31, 2005
Net income, as reported	$15,784
Add: Stock-based compensation in reported net income, net of taxes	-
Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of taxes	(258)
Pro forma net income	$15,526

Net income per common share – basic	$0.77
Net income per common share – diluted	$0.69
Pro forma net income per common share – basic	$0.76
Pro forma net income per common share – diluted	$0.68

Reclassifications

Restricted cash deposits in the consolidated statements of cash flows for the years ended December 31, 2006 and 2005 have been reclassified from investing cash flows to financing cash flows, to conform to current period presentation.

Recent accounting pronouncements

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an Amendment of ARB No. 51 (“SFAS No. 160”). SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements, requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest, establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation, and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. The provisions of SFAS No. 160 are effective for fiscal years beginning on or after December 15, 2008. The Company is currently evaluating the impact of the adoption of this statement on its financial statements.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS No. 141R”). SFAS No. 141R requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair values, changes the recognition of assets acquired and liabilities assumed arising from contingencies, changes the recognition and measurement of contingent consideration, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R also requires additional disclosure of information surrounding a business combination, such that users of the entity's financial statements can fully understand the nature and financial impact of the business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and it may not be applied before that date. The provisions of SFAS No. 141R will impact the Company’s financial statements to the extent that the Company is party to a business combination after the pronouncement has been adopted.

In June 2007, the FASB issued EITF No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (“EITF No. 07-3”). EITF No. 07-3 states that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the related services are performed. The provisions of EITF No. 07-3 are effective for fiscal years beginning after December 15, 2007. The Company anticipates that the adoption of the provisions of EITF No. 07-3 will not have a material impact on its financial statements.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The provisions of SFAS No. 159 are effective for fiscal years beginning after November 15, 2007. The Company anticipates that the adoption of this statement will not have a material impact on its financial statements.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company anticipates that the adoption of this statement will not have a material impact on its financial statements.

3.	Acquisitions

ViVacs GmbH

On July 13, 2006, Emergent International, Inc., a wholly owned subsidiary of the Company, incorporated in Delaware (“EII”), completed the acquisition of ViVacs GmbH, a German limited liability company, to expand the Company’s commercial vaccine portfolio, pursuant to the terms and conditions of the Share Purchase and Assignment Agreement dated July 13, 2006 by and between EII and ViVacs. EII paid $150,000 in cash on the closing date of the agreement and agreed to pay $50,000 on each of the first and second anniversaries of the closing date. The acquisition agreement also provides for a potential variable earn-out purchase price of up to $220,000, based on future payments from third party licensees of the technology. As of December 31, 2007, the Company has not received any such payments from third party licensees. Because ViVacs was a development stage company and had not commenced its planned principal operations, the transaction was accounted for as an acquisition of assets rather than as a business combination and, therefore, goodwill was not recorded.

Total purchase consideration consisted of:

(in thousands)
Cash (including future guaranteed cash payments of $100)	$250
Direct acquisition costs	180
Total purchase consideration	$430

The assets acquired were accounted for in accordance with the provisions of SFAS No. 141, Business Combinations (“SFAS No. 141”). All of the tangible and intangible assets acquired and liabilities assumed of ViVacs were recorded at their estimated fair market values on the acquisition date.

The purchase price was allocated as follows:

(in thousands)
Current assets	$153
Property and equipment	97
Current liabilities	(297)
Net liabilities acquired	(47)
In-process research and development	477
Total purchase consideration	$430

In connection with the transaction, the Company recorded a charge of $477,000 for acquired research projects associated with product candidates in development for which, at the acquisition date, technological feasibility had not been established and, for accounting purposes, no alternative future use existed.

Microscience Limited

On June 23, 2005, Emergent Europe, Inc., a wholly owned subsidiary of the Company incorporated in Delaware (“EEI”), completed the acquisition of Microscience pursuant to the terms and conditions of the Share Exchange Agreement dated June 23, 2005 by and between EEI and Microscience Holdings PLC, a public limited liability company incorporated in England. At the closing date, the Company, through EEI, issued Microscience shareholders 3,636,801 shares of the Company’s Class A Common Stock in exchange for all of the outstanding stock of Microscience. Shares of Class A Common Stock of the Company were valued for financial statement purposes at $7.42 per share based on a determination of the estimated fair value by the Company’s board of directors. Because Microscience was a development stage company and had not commenced its planned principal operations, the transaction was accounted for as an acquisition of assets rather than as a business combination and, therefore, goodwill was not recorded.

Total purchase consideration consisted of:

(in thousands)
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

(in thousands)
Current assets	$1,441
Property and equipment	863
Current liabilities	(684)
Net assets acquired	1,620
In-process research and development	26,575
Total purchase consideration	$28,195

In connection with the transaction, the Company recorded a charge of $26.6 million for acquired research projects associated with products in development for which, at the acquisition date, technological feasibility had not been established and, for accounting purposes, no alternative future use existed.

4.	Accounts receivable

Accounts receivable consist of the following:

	December 31,
(in thousands)	2007	2006
Billed	$17,741	$43,305
Unbilled	1,076	26
Total	$18,817	$43,331

5.	Inventories

Inventories consist of the following:

	December 31,
(in thousands)	2007	2006

Raw materials and supplies	$2,463	$2,133
Work-in-process	11,483	22,239
Finished goods	2,951	349
Total inventories	$16,897	$24,721

6.	Property, plant and equipment

Property, plant and equipment consist of the following:

	December 31,
(in thousands)	2007	2006

Land and improvements	$4,974	$5,173
Buildings and leasehold improvements	26,410	25,074
Furniture and equipment	19,626	15,963
Software	5,866	3,937
Construction-in-progress	71,129	41,563
	128,005	91,710
Less: Accumulated depreciation and amortization	(17,787)	(13,536)
Total Property, plant and equipment, net	$110,218	$78,174

Depreciation and amortization expense was $4.8 million, $4.7 million and $3.5 million for the years ended December 31, 2007, 2006 and 2005, respectively. For the years ended December 31, 2007, 2006 and 2005, depreciation and amortization expense included approximately $1.0 million, $1.3 million and $1.3 million, respectively, related to the amortization of internal-use software. As of December 31, 2007 and 2006, unamortized software cost was $0 and $1.2 million, respectively.

7.	Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	December 31,
(in thousands)	2007	2006

Contract costs	$1,962	$1,218
Professional fees	723	1,115
Interest payable	259	222
Property taxes and other	1,112	715
Total	$4,056	$3,270

8.	Long-term debt

The components of long term-debt are as follows:

	December 31,
(in thousands)	2007	2006
Term Loan dated June 2007; Libor plus 2.75%, due June 2012	$28,750	$-
Term Loan dated August 2006; Libor plus 3.75%, due August 2011	-	10,000
Revolving credit loan; Libor plus 3.75%	-	5,000
Term Loan dated April 2006; Libor plus 3.0%, due April 2011	8,167	8,383
Forgivable Loan dated October 2004; 3.0%, due March 2013	2,500	2,500
Term Loan dated October 2004; 6.625%, due October 2011	6,671	6,955
ERP Term Loan; Prime less 0.375%, due September 2007	-	960
Other	14	26
Total long-term indebtedness	46,102	33,824
Less current portion of long-term indebtedness	(3,514)	(2,456)
Noncurrent portion of long-term indebtedness	$42,588	$31,368

In June 2007, the Company entered into a loan agreement with HSBC Realty Credit Corporation (USA) ("HSBC"), under which HSBC provided the Company with a term loan of $30 million. This loan replaced a prior loan arrangement with HSBC under which HSBC agreed to loan the Company $15 million, consisting of a $10 million term loan and a $5 million revolving line of credit. Under the new loan agreement, the Company is required to maintain a minimum balance of $5 million in a deposit account pledged to HSBC and to make monthly payments in the amount of $250,000 in principal plus accrued interest beginning in August 2007, with a residual principal payment due upon maturity in June 2012. Payment of the loan is secured by substantially all of the assets of Emergent BioDefense Operations, other than accounts receivable under BioThrax supply contracts with the DoD and HHS that are pledged as collateral to secure the $15 million revolving line of credit with Fifth Third Bank. Interest on the loan accrues at an annual rate of LIBOR plus 2.75% (7.73% as of December 31, 2007).

Under this term loan, the Company is required to maintain a book leverage ratio of less than 1.25. This ratio is calculated by dividing total liabilities, excluding deferred revenues specific to contracts with the U.S. government, by total net worth. In addition, the Company is required to maintain a debt coverage ratio of not less than 1.25 to 1.00. This ratio is calculated by dividing earnings before interest, taxes, depreciation and amortization for the most recent four quarters by the sum of current obligations under capital leases and principal obligations and interest expenses for borrowed money, in each case due and payable for the following four quarters. The Company is in compliance with these covenants as of December 31, 2007.

In August 2006, the Company entered into a term loan for $10 million and a revolving credit loan that provided for borrowings up to $5 million. Under the term loan, the Company was required to make monthly principal payments beginning in April 2007 and a residual principal payment of approximately $5.6 million upon maturity in August 2011. Interest was payable monthly and accrued at an annual rate equal to LIBOR plus 3.75%. Under the revolving credit loan, the Company was not required to repay outstanding principal until October 2007. In October 2007, the outstanding principal under the revolving credit loan was to convert to a term loan with required monthly principal payments through maturity in August 2011. Interest was payable monthly and accrued at an annual rate equal to LIBOR plus 3.75%. Both the term loan and the revolving credit loan were replaced by the $30 million term loan discussed above.

In April 2006, the Company completed the acquisition of a 145,000 square foot facility in Frederick, Maryland for $9.8 million. This facility was previously under a lease which contained an option to purchase the facility. The Company paid $1.3 million in cash and financed the remaining balance with a bank loan in the amount of $8.5 million. This loan requires monthly principal and interest payments from May 2006 through April 2011 of $72,000 with a balloon payment for the remaining unpaid principal and interest due in April 2011. The interest rate is a floating rate based on the three month LIBOR plus 3.0% (7.98% as of December 31, 2007). The loan is collateralized by the facility. The loan requires the Company to comply with certain non-financial covenants. The Company is in compliance with these covenants as of December 31, 2007.

In October 2004, the Company entered into a Secured Conditional Loan with the Maryland Economic Development Assistance Fund for $2.5 million. The proceeds of the loan were used to reimburse the Company for eligible costs it incurred to purchase a building in Frederick, Maryland. The loan is secured by a $1.3 million letter of credit and a security interest in the building. The Company is required to pay an annual fee of 1.0% to maintain the letter of credit. The borrowing bears interest at 3.0% per annum, and the term of the loan ends March 31, 2013. The principal and related accrued interest may be forgiven if specified employment levels are achieved and maintained through December 2012, at least $42.9 million in project costs are expended prior to December 2009, and the Company occupies the building through December 2012. For the loan to be forgiven, the Company must employ at least 280 full-time employees at the Company’s facilities in Frederick, Maryland as of December 31, 2009 and maintain at least 280 full-time employees through December 31, 2012. If as of December 31, 2009, 2010, 2011 or 2012 the Company employs fewer than 280 and more than 225 full-time employees at the Company’s facilities in Frederick, Maryland, then the Company will be required to repay $9,000 of principal plus accrued interest for each position not filled below the target level of 280 employees. If as of December 31, 2009, 2010, 2011 or 2012 the Company employs fewer than 225 full-time employees at the Company’s facilities in Frederick, Maryland, then the Company will be required to repay the entire outstanding principal amount of the loan plus accrued interest. This loan is guaranteed by all of the subsidiaries of the Company.

In connection with the 2004 purchase of the building in Frederick, Maryland discussed above, the Company entered into a loan agreement for $7 million with a bank to finance the remaining portion of the purchase price. The borrowing accrued interest at 6.625% per annum through October 2006. The Company was required to make interest only payments through that date. Beginning in November 2006, the Company began to make monthly payments of $62,000, based upon a 15 year amortization schedule. In November 2009, the monthly payments will be adjusted based upon a 12 year amortization schedule. Beginning in November 2009, the loan will bear interest at a fixed rate equal to 3.2% over the yield on actively traded U.S. Government securities issues adjusted to a constant maturity of two years, rounded up to the nearest one-eighth of one percent (1/8 of 1%). All unpaid principal and interest is due in full in October 2011. The Company is required to maintain certain financial and non-financial covenants including a minimum tangible net worth of not less than $5.0 million and a debt coverage ratio of not less than 1.1 to 1. The Company is in compliance with these covenants as of December 31, 2007. This loan is guaranteed by all of the subsidiaries of the Company.

During 2004, the Company implemented an Enterprise Resource Planning (ERP) system. The Company financed $2.3 million of the costs through the issuance of a term loan. The loan bore interest at prime less 0.375%, and was fully repaid in September 2007.

Scheduled principal repayments and maturities on long-term debt as of December 31, 2007 are as follows:

(in thousands)
2008	$3,514
2009	6,049
2010	3,585
2011	16,203
2012	16,751
$46,102

9.	Line of credit

In June 2007, the Company entered into a loan agreement with Fifth Third Bank, whereby Fifth Third Bank agreed to extend to the Company a revolving line of credit up to $15 million. Collateral for this line of credit consists of accounts receivable under supply contracts with the DoD and HHS. The Company can borrow under this line of credit through May 2008, at which time the agreement expires. The line of credit is secured by accounts receivable under the Company’s DOD and HHS contracts and bears interest at the prime rate less 0.375% (7.68% as of December 31, 2007). The Company is subject to certain covenants, including maintenance of specified equity levels on a quarterly basis, and is currently in compliance with those covenants. At December 31, 2007 and 2006, $11.8 million and $8.9 million, respectively, were outstanding under the line of credit. These amounts were repaid in January 2008 and 2007, respectively.

10.	Stockholders’ equity

Preferred stock

The Company is authorized to issue up to 15,000,000 shares of preferred stock, $0.001 par value per share (“Preferred Stock”). Any preferred stock issued may have dividend rates, voting rights, conversion privileges, redemption characteristics, and sinking fund requirements as approved by the Company’s board of directors. As of December 31, 2007 and 2006, no preferred stock has been issued.

Common stock

The Company currently has one class of $0.001 par value per share common stock (“Common Stock”) authorized and outstanding. The Company is authorized to issue up to 100,000,000 shares of the Common Stock. Holders of Common Stock are entitled to one vote for each share of Common Stock held on all matters as may be provided by law.

On November 14, 2006, the Company completed its initial public offering (“IPO”), which resulted in the issuance of 5,000,000 shares of common stock at a price of $12.50 per share for gross proceeds of $62.5 million. Issuance costs related to the offering were $8.3 million, resulting in net proceeds from the offering of $54.2 million. In conjunction with the completion of the IPO, all outstanding shares of Class A and Class B common stock were converted into 22,420,421 shares of Common Stock at a conversion rate of one share of common stock for one share of Class A and Class B common stock.

On September 20, 2006, the Company’s board of directors recommended to the stockholders of the Company an amendment of the Company’s amended and restated certificate of incorporation, which the stockholders approved on October 27, 2006, that, among other things, reclassified the Class A Common Stock as $0.001 par value per share Common Stock, increased the number of authorized shares of Common Stock to 100,000,000 shares and adjusted the par value of the Preferred Stock from $0.01 par value per share to $0.001 par value per share.

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

Holders of Common Stock are entitled to receive dividends as and when declared by the Company’s board of directors. On June 15, 2005, the Company’s board of directors declared a special cash dividend to the holders of outstanding shares of Class A Common Stock and Class B Common Stock in an aggregate amount of $5.4 million. The Company’s board of directors declared this special dividend in order to distribute the net proceeds of a payment received as a result of the settlement of litigation initiated in 2002 by the Company against Elan Pharmaceuticals, Inc., Athena Neurosciences, Inc. and Solstice Neurosciences, Inc. in an effort to clarify intellectual property rights, including the recovery of royalties and other costs and fees, to which the Company believed it was entitled under a series of agreements regarding the development of botulinum toxin products. The Company paid the special cash dividend on July 13, 2005 to stockholders of record as of June 15, 2005. No regular dividends have been declared or paid.

Stock options

As of December 31, 2007, the Company has two stock-based employee compensation plans, the 2006 Plan and the 2004 Plan (together, the “Emergent Plans”), under which the Company has granted options to purchase shares of Common Stock. The Emergent Plans have both incentive and non-qualified stock option features.

The 2006 Plan, established in connection with the Company’s initial public offering in November 2006, initially authorized the issuance of up to 1,089,461 shares of Common Stock. In addition, the 2006 Plan contains an “evergreen provision” that allows for increases in the number of shares authorized for issuance under the 2006 Plan in the first and third quarter of each year from 2007 through 2009. Each semi-annual increase in the number of shares will be equal to the lowest of: (1) a specified number of shares stipulated in the 2006 Plan; (2) a specified percentage of the aggregate number of shares outstanding; and (3) an amount determined by the Company’s Board of Directors. The maximum specified number of shares per semi-annual increase ranges from 428,700 to 937,900. The maximum specified percentage of outstanding shares for each semi-annual increase ranges from 1.5% to 3.0%. Accordingly, an aggregate of 1,949,362 shares of Common Stock are authorized for issuance under the 2006 Plan as of December 31, 2007. The Company has granted options to purchase a total of 1,380,111 shares of Common Stock under the 2006 Plan as of December 31, 2007. The maximum number of options that may be granted per year under the 2006 Plan to a single participant is 287,700. The exercise price of each incentive option must be not less than 100% of the fair market value of the shares on the date of grant. Options granted under the 2006 Plan have a vesting period of no more than 5 years and a contractual life of no more than 10 years. The terms and conditions of stock options (including price, vesting schedule, term and number of shares) under the Emergent Plans are determined by the Company’s compensation committee, which administers the Emergent Plans. Following the closing of the Company’s initial public offering, the Company no longer granted options pursuant to the 2004 Plan.

Each option granted under the Emergent Plans becomes exercisable as specified in the relevant option agreement, and no option can be exercised after ten years from the date of grant. The following is a summary of stock option plan activity:

	2006 Plan		2004 Plan
	Number of Shares	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2006	1,030,500	$10.13	2,936,389	$2.53	26,375,147
Exercisable at December 31, 2006	-	$-	2,395,693	$1.43	23,310,093
Granted	620,811	9.44	-	-
Exercised	-	-	(2,153,988)	1.15
Forfeited	(271,200)	10.41	(110,668)	8.31
Cancelled	-	-	(5,214)	1.49
Outstanding at December 31, 2007	1,380,111	$9.77	666,519	$6.04	743,995
Exercisable at December 31, 2007	289,900	$10.27	507,802	$4.94	682,439

The weighted average remaining contractual term of options outstanding as of December 31, 2007 and 2006 was 5.5 and 3.2 years, respectively. The weighted average remaining contractual term of options exercisable as of December 31, 2007 and 2006 was 4.6 and 1.1 years, respectively.

The weighted average grant date fair value of options granted during the years ended December 31, 2007, 2006 and 2005 was $3.58, $3.94 and $1.37, respectively. The total intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005 was $20.5 million, $2.3 million and $563,000, respectively. The total fair value of shares vested during 2007 was $1.9 million.

Stock-based compensation expense was recorded in the following financial statement line items:

	Years Ended
	December 31,
(in thousands)	2007	2006
Cost of sales	$82	$3
Research and development	377	97
General and administrative	2,082	623
Total stock-based compensation expense	$2,541	$723

A summary of the status of the Company’s nonvested stock options at December 31, 2007 is presented below:

	2006 Plan		2004 Plan
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2006	1,030,500	$3.09	537,532	$5.30
Granted	620,811	3.58	-	-
Exercised	-	-	-	-
Vested	(289,900)	3.91	(278,598)	2.84
Forfeited	(271,200)	3.85	(100,217)	3.00
Nonvested at December 31, 2007	1,090,211	$3.66	158,717	$3.53

During the years ended December 31, 2007 and 2006, the Company received tax benefits from stock options exercised of approximately $6.0 million and $789,000, respectively.

11.	Income taxes

Significant components of the provision for income taxes attributable to operations consist of the following:

	Year Ended December 31,
(in thousands)	2007	2006	2005
Current
Federal	$11,189	$14,212	$16,093
State	2,275	812	200
Total Current	13,464	15,024	16,293
Deferred
Federal	2,832	100	(9,769)
State	(3,245)	98	(1,199)
Total Deferred	(413)	198	(10,968)
Total Provision for Income Taxes	$13,051	$15,222	$5,325

The Company’s net deferred tax asset consists of the following:

	December 31,
(in thousands)	2007	2006
Net operating loss carryforward	$6,361	$4,160
Research and development credit carryforward	511	549
Stock compensation	523	1,452
Foreign deferrals	39,044	32,534
Other	1,508	1,681
Deferred tax asset	47,947	40,376
Fixed assets	(756)	(888)
Other	(1,303)	(433)
Deferred tax liability	(2,059)	(1,321)
Valuation allowance	(33,702)	(27,283)
Net deferred tax asset	$12,186	$11,772

Net operating loss carryforwards consist of approximately $118 million for state jurisdictions and $100 million for foreign jurisdictions. The state net operating loss carryforwards will begin to expire in 2018. The foreign net operating loss carryforwards will have an indefinite life unless the foreign entities have a change in the nature or conduct of the business in the three years following a change in ownership. The use of the Company’s net operating loss carryforwards may be restricted due to changes in Company ownership.

The provision for income taxes differs from the amount of taxes determined by applying the U.S. federal statutory rate to loss before provision for income taxes as a result of the following:

	Year ended December 31,
(in thousands)	2007	2006	2005
US	$62,016	$56,698	$54,259
International	(26,029)	(18,683)	(33,150)
Earnings before taxes on income	35,987	38,015	21,109

Federal tax at statutory rates	$12,595	$13,305	$7,388
State taxes, net of federal benefit	701	(395)	(2,329)
Impact of foreign operations	(7,106)	(6,050)	(17,982)
Change in valuation allowance	6,419	6,605	18,995
Effect of change in rates	493	-	-
Effect of foreign rates	154	752	264
Tax credits	(880)	(759)	(474)
Other differences	(617)	1,044	(212)
Permanent differences	1,292	720	(325)
Provision for income taxes	$13,051	$15,222	$5,325

The effective annual tax rate for the years ended December 31, 2007, 2006 and 2005 was 36%, 40% and 25%, respectively. The decrease in the effective rate from 2006 to 2007 was due primarily to a reduction in state valuation allowances related to the expected utilization of net operating losses.

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

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized, as a cumulative effect of change in accounting principle, a $607,000 increase in tax-related liabilities for unrecognized tax benefits and a $607,000 reduction to beginning retained earnings. The Company recognizes interest in interest expense and recognizes potential penalties related to unrecognized tax benefits in selling, general and administrative expense. The Company accrued approximately $27,000 for the payment of interest and penalties as of December 31, 2007. Of the total unrecognized tax benefits recorded at December 31, 2007, $33,000 is classified as a current liability and $244,000 is classified as a non-current liability on the balance sheet. As of December 31, 2007, $33,000 of unrecognized tax benefits will reverse within the next twelve months.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

(in thousands)
Gross unrecognized tax benefits at January 1, 2007	$607
Increases for tax positions for prior years	262
Decreases for tax positions for prior years	(65)
Increases for tax positions for current year	100
Settlements	(201)
Lapse of statue of limitations	(426)
Gross unrecognized tax benefits at December 31, 2007	$277

Substantially all of these reserves would impact the effective tax rate if released into income.

The Company’s federal and state income tax returns for the tax years 2006-2004 remain open to examination. The Company’s tax returns in the United Kingdom remain open to examination for the tax years 2006-2001, and tax returns in Germany remain open indefinitely. A federal income tax audit of the Company's tax return for the 2004 tax year was completed in March 2007. As a result of this audit, the Company paid an assessment of $722,000, including $96,000 of interest. The Company is the subject of an ongoing federal income tax audit for the tax year ended December 31, 2005. The financial statement impact of the audit has been estimated at approximately $451,000, including $56,000 of interest. This amount has been accrued as of December 31, 2007.

12.	401(k) savings plan

The Company has established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. The 401(k) Plan covers substantially all employees. Under the 401(k) Plan, employees may make elective salary deferrals. The Company provides for matching of qualified deferrals up to 50% of the first 6% of the employee’s salary. During the years ended December 31, 2007, 2006 and 2005, the Company made matching contributions of approximately $682,000, $573,000 and $520,000, respectively.

13.	Commitments and settlement gains

Leases

The Company leases laboratory and office facilities, office equipment and vehicles under various operating lease agreements. The Company leases office and laboratory space in Gaithersburg, Maryland under a non-cancelable operating lease that contains a 3% annual escalation and expires in November 2008. The Company leases office and laboratory space in Wokingham, England under two coterminous non-cancelable operating leases that expire in November 2016. The Company leases office space in Rockville, Maryland under a non-cancelable operating lease that contains a 3% annual escalation clause over the ten year term of the lease, which expires in December 2016 and the Company has a five year renewal option at the end of the initial term. For the years ended December 31, 2007, 2006 and 2005, total rent expense was $3.4 million, $2.4 million and $2.5 million, respectively.

Future minimum lease payments under operating lease obligations as of December 31, 2007 are as follows:

(in thousands)
2008	$ 2,048
2009	1,436
2010	1,453
2011	1,471
2012	1,489
2013 and beyond	6,086
Total minimum lease payments	$ 13,983

Litigation

In June 2002, the Company initiated a lawsuit against Élan Pharmaceuticals and related entities in an effort to clarify intellectual property rights, including the recovery of royalties and other costs and fees, to which the Company believed it was entitled under a series of agreements and to clarify intellectual property rights associated with those agreements. The Company sought damages, injunctive relief and declaratory relief. On June 27, 2005, the Company obtained a settlement pursuant to which Élan and related entities agreed to pay the Company $10.0 million. Payment of such settlement was received by the Company in July 2005. The agreement also clarified the parties’ intellectual property rights. Upon receipt of the settlement from Élan Pharmaceuticals and related entities, the Company distributed a net settlement amount (total proceeds from the settlement less reserves for applicable federal and state income taxes, legal expenses related to the suit and other miscellaneous expenses) of $5.4 million to all Company stockholders of record as of June 15, 2005.

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

The Company has engaged Wilmer Cutler Pickering Hale and Dorr LLP ("WilmerHale") to provide certain legal services to the Company. The Company's Senior Vice President Legal Affairs and General Counsel is married to a partner at WilmerHale, who has not participated in providing legal services to the Company. The Company has incurred fees for legal services rendered by WilmerHale of approximately $1.0 million for the year ended December 31, 2007. Of this amount, approximately $131,000 was in accounts payable at December 31, 2007.

The Company has entered into marketing and sales contracts with entities controlled by family members of the Chief Executive Officer to market and sell BioThrax in certain international territories if certain conditions are met. A consulting arrangement with the Chief Executive Officer’s sister required a payment of 4% of net sales, not to exceed $2.00 per dose, under the agreement. This arrangement terminated in 2006. A marketing arrangement with an entity affiliated with the family of Chief Executive Officer required a payment of 40% of gross sales in countries in the Middle East and North Africa, except Israel. This arrangement terminated in 2007. A similar marketing arrangement with the same entity was entered into in 2008 that requires a payment of 17.5% of net sales and reimbursement of certain expenses, for certain countries in the Middle East and North Africa, excluding countries to which export is prohibited by the U.S. government. No royalty payments under these agreements have been triggered for the years ended December 31, 2007, 2006 and 2005.

The Company has entered into consulting, lease and transportation arrangements with various persons or entities affiliated with the Chief Executive Officer and two members of the board of directors. At December 31, 2007 and 2006, there was $18,000 and $17,000, respectively, in accounts payable for these services. For the years ended December 31, 2007, 2006 and 2005, the Company paid approximately $200,000, $387,000 and, $625,000, respectively, to various persons or entities affiliated with two members of our board of directors. For the years ended December 31, 2007, 2006 and 2005, the Company paid approximately $33,000, $33,000 and $169,000, respectively, to entitles owned by or affiliated with the Chief Executive Officer. The Company currently has an agreement with a director to perform corporate strategic issues consultation and directed project support to the marketing and communications group and an agreement with a company owned by the Chief Executive Officer to provide transportation and logistical support.

Simba LLC, a Maryland based limited liability company 100% owned by the Company’s Chief Executive Officer and his wife, provides chartered air transportation. Simba offers its services to the Company on a discount from Simba’s normal commercial rate. For the years ended December 31, 2006 and 2005, the Company paid approximately $13,000 and $34,000, respectively, for transportation on an as needed basis for business purposes. In May 2006, this arrangement was terminated.

15.	Segment information

The Company reports financial information for two business segments: biodefense and commercial. In the biodefense business, the Company develops, manufactures and commercializes products for use against biological agents that are potential weapons of bioterrorism. Revenues in this segment relate to the Company’s FDA-approved product, BioThrax. In the commercial business, the Company develops products for use against infectious diseases that have resulted in significant unmet or underserved medical needs. Revenues in this segment consist predominantly of milestone payments and development and grant revenues received under collaboration and grant arrangements. The “All Other” segment relates to the general operating costs of the Company and includes costs of the centralized services departments, which are not allocated to the other segments, as well as spending on product candidates or activities that are not classified as biodefense or commercial. The assets in this segment consist of cash and fixed assets.

	Reportable Segments
(in thousands)	Biodefense	Commercial		All Other	Total
Year Ended December 31, 2007
External revenue	$179,738	$3,177		$-	$182,915
Intersegment revenue (expense)	-	-		-	-
Research and development	24,744	26,159		3,055	53,958
Interest revenue	-	-		2,809	2,809
Interest expense	-	-		(71)	(71)
Depreciation and amortization	3,445	947		425	4,817
Net Income (loss)	76,397	(38,213)		(15,248)	22,936
Assets	133,692	21,672		118,144	273,508
Expenditures for long-lived assets	38,880	1,991		3,098	43,969
Year Ended December 31, 2006
External revenue	$147,707	$5,025	$		$152,732
Intersegment revenue (expense)	-	-		-	-
Research and development	22,219	22,425		857	45,501
Interest revenue	-	-		846	846
Interest expense	-	-		(1,152)	(1,152)
Depreciation and amortization	3,586	830		299	4,715
Net income (loss)	55,074	(24,538)		(7,743)	22,793
Assets	125,562	13,732		98,961	238,255
Expenditures for long-lived assets	29,273	1,455		10,500	41,228

The accounting policies of the segments are the same as those described in Note 2 — Summary of significant accounting policies. There are no inter-segment transactions.

16.     Quarterly financial data (unaudited)

Quarterly financial information for the years ended December 31, 2007 and 2006 is presented in the following tables:

	Three months ended
(in thousands)	March 31,	June 30,	September 30,	December 31,

Fiscal year 2007
Revenue	$26,448	$23,186	$43,644	$89,637
Income (loss) from operations	(5,831)	(8,657)	4,422	43,159
Net income (loss)	(2,690)	(4,961)	2,845	27,742
Net income (loss) per share, basic	(0.10)	(0.17)	0.10	0.93
Net income (loss) per share, diluted	(0.10)	(0.17)	0.10	0.93
Fiscal year 2006
Revenue	$12,223	$11,446	$42,174	$86,889
Income (loss) from operations	(9,398)	(6,194)	9,720	43,900
Net income (loss)	(4,636)	(3,054)	4,354	26,129
Net income (loss) per share, basic	(0.21)	(0.14)	0.19	1.04
Net income (loss) per share, diluted	(0.21)	(0.14)	0.18	0.99

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2007, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on this assessment, our management concluded that, as of December 31, 2007, our internal control over financial reporting is effective based on those criteria.

Ernst & Young LLP, the independent registered public accounting firm that has audited our consolidated financial statements included herein, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2007, a copy of which is included in this annual report on Form 10-K.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, occurred during the fiscal quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Stockholders of Emergent BioSolutions Inc. and Subsidiaries

We have audited Emergent BioSolutions Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Emergent BioSolutions Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management's Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Emergent BioSolutions Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Emergent BioSolutions Inc. and Subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 of Emergent BioSolutions Inc. and Subsidiares and our report dated March 6, 2008 expressed an unqualified opinion thereon.

/s/Ernst & Young LLP

McLean, Virginia

March 6, 2008

ITEM 9B.         OTHER INFORMATION

Marketing Agreement

On March 6, 2008, we entered into an amended and restated marketing agreement (the “Marketing Agreement”) with Intergen N.V.("Intergen"). The Marketing Agreement amends and restates a prior amended and restated marketing agreement (the “Prior Agreement”). The Marketing Agreement is effective as of November 5, 2007, the date the Prior Agreement expired in accordance with its terms. Yasmine Gibellini, the chairperson and a major shareholder of Intergen is the sister of Fuad El-Hibri, our chief executive officer and chairman of our board of director. Ms. Gibellini is also an owner of Biologika L.L.C.

Under the Marketing Agreement, we appointed Intergen as our marketing representative for the sale and promotion of BioThrax, anthrax immune globulin, recombinant botulinum vaccine and botulinum immune globulin in a territory comprised of specified countries in the Middle East and North Africa, excluding countries to which export is prohibited by the U.S. government. The appointment is exclusive until November 5, 2008. If the Marketing Agreement is extended beyond November 5, 2008, the appointment will become non-exclusive. We agreed to pay Intergen a fee equal to 17.5% of net sales of the marketed products pursuant to customer contracts in these countries. The fee is only payable pursuant to customer contracts entered into after the exclusivity period if Intergen introduces the customer to us and engages in meaningful activity that leads to the purchase transaction. Under the Marketing Agreement, we agreed to reimburse Intergen for out-of-pocket expenses attributable to a particular purchase contract up to a specified percentage of net sales under that contract.

The term of the Marketing Agreement is scheduled to expire on November 5, 2008. The Marketing Agreement provides for an extension of an additional three years until November 5, 2011 if on or prior to November 5, 2008 we enter into customer contracts for the sale of marketed products in the territory with a committed dollar amount of at least $15.0 million. This automatic extension also applies if Intergen procures a written firm order for the purchase of a marketed product from a customer in the territory prior to November 5, 2008 and such order results in the execution on or before May 5, 2009 of a customer contract for the sale of the marketed product in the territory with a committed dollar amount of a least $15.0 million.

Executive Compensation

On March 3, 2008, the Compensation Committee awarded cash bonuses to the following executives in the following amounts: Fuad El-Hibri, $307,857; Daniel J. Abdun-Nabi, $179,570; R. Don Elsey, $91,313; Denise Esposito, $66,582; Kyle W. Keese, $67,066; Robert Kramer, $150,842. Also on March 3, 2008, the Compensation Committee approved the following base salaries and target bonus percentages for the following executives, all effective as of January 1, 2008: Fuad El-Hibri, $538,750 and 50%; Daniel J. Abdun-Nabi, $391,388 and 45%; R. Don Elsey, $296,400 and 40%; Denise Esposito, $270,400 and 35%; Kyle W. Keese, $275,600 and 35%.

Executive Resignation

On March 7, 2008, Shahzad Malik notified the Board of Directors that he would be resigning from the Board of Directors effective March 12, 2007.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Information regarding our directors may be found under the caption "Election of Directors'' in the Proxy Statement for our 2008 Annual Meeting of Stockholders. Information regarding our executive officers may be found under the caption “Executive Officers of the Registrant'' in the Proxy Statement for our 2008 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

Compliance with Section 16(a) of the Exchange Act

Information regarding compliance with Section 16(a) of the Exchange Act by our directors, officers and beneficial owners of more than 10% of our common stock may be found under the caption "Stock Ownership Information—Section 16(a) Beneficial Ownership Reporting Compliance'' in the Proxy Statement for our 2008 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

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

Director Nominees

Information regarding procedures for recommending nominees to the board of directors may be found under the caption “Corporate Governance—Director Nomination Process” in the Proxy Statement for our 2008 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

Audit Committee

We have separately designated a standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. Additional information regarding the Audit Committee may be found under the captions “Corporate Governance—Board Committees—Audit Committee” and “Corporate Governance—Audit Committee Report” in the Proxy Statement for our 2008 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

Audit Committee Financial Expert

Our board of directors has determined that each of Zsolt Harsanyi, Ph.D. and Shahzad Malik, M.D. is an “audit committee financial expert'” as defined by Item 407(d)(5) of Regulation S-K of the Exchange Act and is “independent” under the rules of the New York Stock Exchange.

ITEM 11.	EXECUTIVE COMPENSATION

Information with respect to this item may be found under the caption “Information About Executive and Director Compensation” in the Proxy Statement for our 2008 Annual Meeting of Stockholders. Such information is incorporated herein by reference. The Compensation Committee Report contained in the Proxy Statement for our 2008 Annual Meeting of Stockholders shall be deemed furnished in this annual report on Form 10-K and shall not be deemed “soliciting material” or “filed” with the Securities and Exchange Commission or otherwise subject to the liabilities of Section 18 of the Exchange Act, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that we specifically request that such information be treated as soliciting material or specifically incorporate such information by reference into a document filed under the Securities Act or the Exchange Act.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to this item may be found under the captions “Stock Ownership Information” and “Information About Executive and Director Compensation—Securities Authorized for Issuance Under Equity Compensation Plans” in the Proxy Statement for our 2008 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information with respect to this item may be found under the captions “Corporate Governance—Transactions with Related Persons” and “Corporate Governance—Board Determination of Independence” in the Proxy Statement for our 2008 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to this item may be found under the captions “Corporate Governance—Registered Public Accounting Firm's Fees” and “Corporate Governance—Pre-Approval Policy and Procedures” in the Proxy Statement for our 2008 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements

The following financial statements and supplementary data are filed as a part of this annual report on Form 10-K.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2007 and 2006

Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005

Consolidated Statement of Changes in Stockholders’ Equity for the years ended December 31, 2007, 2006 and 2005
Notes to Consolidated Financial Statements

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
Date: March 7, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Fuad El-Hibri Fuad El-Hibri	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 7, 2008

/s/R. Don Elsey R. Don Elsey	Senior Vice President Finance, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 7, 2008

/s/Joe M. Allbaugh Joe M. Allbaugh	Director	March 7, 2008

/s/Zsolt Harsanyi, Ph.D. Zsolt Harsanyi, Ph.D.	Director	March 7, 2008

/s/Jerome M. Hauer Jerome M. Hauer	Director	March 7, 2008

/s/Shahzad Malik, M.D. Shahzad Malik, M.D.	Director	March 7, 2008

/s/Ronald B. Richard Ronald B. Richard	Director	March 7, 2008

/s/Louis W. Sullivan, M.D. Louis W. Sullivan, M.D.	Director	March 7, 2008

/s/Sue Bailey, M.D. Sue Bailey, M.D.	Director	March 7, 2008

EXHIBIT INDEX

Exhibit Number	Description
3.1

Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-136622 filed on October 30, 2006))

3.2#	Amended and Restated By-laws of the Registrant, as amended
4.1

Specimen Certificate Evidencing Shares of Common Stock (Incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-136622) filed on October 20, 2006)

4.2

Registration Rights Agreement, dated June 23, 2005, between the Registrant and Microscience Investments Limited, formerly Microscience Holdings plc (Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-136622) filed on August 14, 2006)

4.3

Registration Rights Agreement, dated September 22, 2006, among the Registrant and the entities listed on Schedule 1 thereto (Incorporated by reference to Exhibit 4.3 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-136622) filed on September 25, 2006)

4.4

Rights Agreement, dated November 14, 2006, between the Registrant and American Stock Transfer & Trust Company (Incorporated by reference to Exhibit 4.4 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-136622) filed on October 30, 2006)

4.5

Assignment and Assumption Agreement by and between the Registrant, Microscience Investments Limited and the Investors named therin, dated March 8, 2007, relating to the Registration Rights Agreement, dated June 23, 2005, between the Registrant and Microscience Investments Limited (Incorporated by reference to Exhibit 4.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-33137))

9.1

Voting and Right of First Refusal Agreement, dated October 21, 2005, between the William J. Crowe, Jr. Revocable Living Trust and Fuad El-Hibri (Incorporated by reference to Exhibit 9.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-136622) filed on August 14, 2006)

9.2

Voting Agreement, dated June 30, 2004, between BioPharm, L.L.C. and Michigan Biologic Products, Inc. (Incorporated by reference to Exhibit 9.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-136622) filed on August 14, 2006)

9.3

Voting Agreement, dated June 30, 2004, between BioPharm, L.L.C. and Biologika, L.L.C. (Incorporated by reference to Exhibit 9.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-136622) filed on August 14, 2006)

9.4

Voting Agreement, dated June 30, 2004, by and among the stockholders named therein (Incorporated by reference to Exhibit 9.4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-136622) filed on August 14, 2006)

10.1*	Employee Stock Option Plan, as amended and restated (Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-136622) filed on August 14, 2006)
10.2*	Form of Director Stock Option Agreement (Incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-136622) filed on August 14, 2006)
10.3*	2006 Stock Incentive Plan (Incorporated by reference to Exhibit 10.3 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-136622) filed on October 30, 2006)
10.4*

Form of Incentive Stock Option Agreement under 2006 Stock Incentive Plan (Incorporated by reference to Exhibit 10.4 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-136622) filed on October 30, 2006)

10.5*

Form of Nonstatutory Stock Option Agreement under 2006 Stock Incentive Plan (Incorporated by reference to Exhibit 10.5 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-136622) filed on October 30, 2006)

10.6#*	Director Compensation Program
10.7† *

Severance Plan and Termination Protection Program (Incorporated by reference to Exhibit 10.6 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-136622) filed on October 20, 2006)

10.8*

Election of Fuad El-Hibri to Participate in the Severance Plan and Termination Protection Program (Incorporated by reference to Exhibit 10.35 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-136622) filed on September 25, 2006)

10.9	Form of Indemnity Agreement (Incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 (File No. 333-136622) filed on August 14, 2006)
10.10†

Contract No. HHSO100200700037C, dated September 25, 2007, between Emergent BioDefense Operations Lansing Inc., and the Department of Health and Human Services (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 (File No. 001-33137))

10.11†

Filling Services Agreement, dated March 18, 2002, between Emergent BioDefense Operations Lansing Inc., formerly BioPort Corporation, and Hollister-Stier Laboratories LLC, as amended (Incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-136622) filed on August 14, 2006)

10.12

Amendment No. 5 to the Filling Services Agreement, effective May 14, 2007 between Emergent BioDefense Operations Lansing Inc., formerly BioPort Corporation, and Hollister-Stier Laboratories LLC (Incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33137))

10.13†

BT Vaccine License Agreement, dated November 23, 2004, between the Registrant and the Health Protection Agency (Incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 (File No. 333-136622) filed on August 14, 2006)

10.14†

BT Vaccine Development Agreement, dated November 23, 2004, between the Registrant and the Health Protection Agency (Incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (File No. 333-136622) filed on August 14, 2006)

10.15†

rBot Vaccine License Agreement, dated November 23, 2004, between the Registrant and the Health Protection Agency (Incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (File No. 333-136622) filed on August 14, 2006)

10.16†

rBot Vaccine Development Agreement, dated November 23, 2004, between the Registrant and the Health Protection Agency (Incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 (File No. 333-136622) filed on August 14, 2006)

10.17†

License and Co-development Agreement, dated May 6, 2006, between Emergent Product Development UK Limited, formerly Emergent Europe Limited, and Sanofi Pasteur, S.A (Incorporated by reference to Exhibit 10.33 to the Registrant’s Registration Statement on Form S-1 (File No. 333-136622) filed on August 14, 2006)

10.18†

Product Supply Agreement, dated June 12, 2006, between Emergent Product Development Gaithersburg Inc. and Talecris Biotherapeutics, Inc. (Incorporated by reference to Exhibit 10.34 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-136622) filed on October 20, 2006)

10.19†

Agreement, dated June 16, 2005, between the Free State of Bavaria and Emergent Product Development UK, formerly ViVacs GmbH (Incorporated by reference to Exhibit 10.43 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-136622) filed on October 20, 2006)

10.20†

Exclusive Distribution Agreement, dated November 23, 2004, between the Registrant and the Health Protection Agency (Incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 (File No. 333-136622) filed on August 14, 2006)

10.21

Investment Agreement relating to Microscience Holdings plc, dated March 18, 2005, among the Wellcome Trust, Microscience Investments Limited, formerly Microscience Holdings plc, and Emergent Product Development UK Limited, formerly Microscience Limited, as amended (Incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 (File No. 333-136622) filed on August 14, 2006)

10.22†

Consulting Services Agreement, dated March 1, 2006, between the Registrant and The Hauer Group (Incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 (File No. 333-136622) filed on August 14, 2006)

10.23

Amendment to Consulting Services Agreement effective March 30, 2007, between the Registrant and The Hauer Group (Incorporated by reference to Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-33137))

10.24

Services Agreement, dated August 1, 2006, between East West Resources Corporation and the Registrant (Incorporated by reference to Exhibit 10.36 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-136622) filed on September 25, 2006)

10.25

Lease, dated December 1, 1998, between ARE-QRS, Corp. and Antex Biologics Inc., as amended (Incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1 (File No. 333-136622) filed on August 14, 2006)

10.26

Lease (540 Eskdale Road, Winnersh Triangle, Wokingham, Berkshire), dated December 13, 1996, between Slough Properties Limited and Azur Environmental Limited, as assigned to Emergent Product Development UK Limited, formerly Microscience Limited (Incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1 (File No. 333-136622) filed on August 14, 2006)

10.27

Lease (545 Eskdale Road, Winnersh Triangle, Wokingham, Berkshire), dated December 13, 1996, between Slough Properties Limited and Azur Environmental Limited, as assigned to Emergent Product Development UK Limited, formerly Microscience Limited (Incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement on Form S-1 (File No. 333-136622) filed on August 14, 2006)

10.28

Lease Agreement, dated May 10, 2007, among Slough Estates (Winnerish) Limited, Emergent Product Development UK Limited and the Registrant (Incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33137))

10.29

Lease Agreement, dated June 27, 2006, between Brandywine Research LLC and the Registrant (Incorporated by reference to Exhibit 10.24 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-136622) filed on September 25, 2006)

10.30

Loan and Security Agreement, dated October 14, 2004, among the Registrant, Emergent Commercial Operations Frederick Inc., formerly Advanced BioSolutions, Inc., Antex Biologics Inc., Emergent BioDefense Operations Lansing Inc., formerly BioPort Corporation, and Mercantile Potomac Bank (Incorporated by reference to Exhibit 10.26 to the Registrant’s Registration Statement on Form S-1 (File No. 333-136622) filed on August 14, 2006)

10.31

Promissory Note, dated October 14, 2004, from Emergent Commercial Operations Frederick Inc., formerly Advanced BioSolutions, Inc., to Mercantile Potomac Bank (Incorporated by reference to Exhibit 10.27 to the Registrant’s Registration Statement on Form S-1 (File No. 333-136622) filed on August 14, 2006)

10.32

Loan Agreement, dated October 15, 2004, between Emergent Commercial Operations Frederick Inc., formerly Advanced BioSolutions, Inc., and the Department of Business and Economic Development (Incorporated by reference to Exhibit 10.28 to the Registrant’s Registration Statement on Form S-1 (File No. 333-136622) filed on August 14, 2006)

10.33

Deed of Trust Note, dated October 14, 2004, between Emergent Commercial Operations Frederick Inc., formerly Advanced BioSolutions, Inc., and the Department of Business and Economic Development (Incorporated by reference to Exhibit 10.29 to the Registrant’s Registration Statement on Form S-1 (File No. 333-136622) filed on August 14, 2006)

10.34†

Term Note, dated August 10, 2004, from Emergent BioDefense Operations Lansing Inc., formerly BioPort Corporation, to Fifth Third Bank (Incorporated by reference to Exhibit 10.30 to the Registrant’s Registration Statement on Form S-1 (File No. 333-136622) filed on August 14, 2006)

10.35

Loan Agreement, dated April 25, 2006, among the Registrant, Emergent Frederick LLC and HSBC Realty Credit Corporation (USA) (Incorporated by reference to Exhibit 10.31 to the Registrant’s Registration Statement on Form S-1 (File No. 333-136622) filed on August 14, 2006)

10.36

Bond Purchase Agreement, dated March 31, 2005, between the County Commissioners of Frederick County, Emergent Commercial Operations Frederick Inc., formerly Emergent Biologics Inc., and Mercantile Potomac Bank (Incorporated by reference to Exhibit 10.32 to the Registrant’s Registration Statement on Form S-1 (File No. 333-136622) filed on August 14, 2006)

10.37

Promissory Note, dated April 25, 2006, from Emergent Frederick LLC to HSBC Realty Credit Corporation (USA) (Incorporated by reference to Exhibit 10.39 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-136622) filed on September 25, 2006)

10.38

Loan Agreement, dated June 29, 2007, among the Registrant, Emergent BioDefense Operations Lansing Inc., formerly BioPort Corporation, and HSBC Realty Credit Corporation (USA) (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33137))

10.39

Promissory Note, dated June 29, 2007, from Emergent BioDefense Operations Lansing Inc., formerly BioPort Corporation, to HSBC Realty Credit Corporation (USA) (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33137))

10.40

Loan Agreement, dated June 8, 2007, between Emergent BioDefense Operations Lansing Inc., formerly BioPort Corporation, and Fifth Third Bank (Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33137))

10.41

Revolving Credit Note, dated June 8, 2007, from Emergent BioDefense Operations Lansing Inc., formerly BioPort Corporation, to Fifth Third Bank (Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33137))

21.1#	Subsidiaries of the Registrant
23.1#	Consent of Independent Registered Public Accounting Firm
31.1#	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)
31.2#	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)
32.1 #	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 #	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

#	Filed herewith
(1)	Incorporated by reference to the exhibits to the Registrant’s registration statement on Form S-1 (File No. 333-136622).
(2)	Incorporated by reference to the exhibits to the Registrant’s registration statement on Form S-8 (File No. 333-139190).
†	Confidential treatment granted by the Securities and Exchange Commission as to certain portions. Confidential materials omitted and filed separately with the Securities and Exchange Commission.
*	Management contract or compensatory plan or arrangement filed herewith in response to Item 15(a) of Form 10-K.