Form 10-K/A
period 2007-12-31
Emergent BioSolutions Inc.
filed 2008-03-13
CIK 1367644

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

We are filing this Amendment No. 1 on Form 10-K/A to our annual report on Form 10-K for the fiscal year ended December 31, 2007, as originally filed with the Securities and Exchange Commission on March 10, 2007, for the sole purpose of refiling certifications in accordance with Rule 13a-14(a) under the Securities Exchange Act of 1934 to include the conformed signatures of our Chief Executive Officer and our Chief Financial Officer, which were unintentionally omitted from the certifications filed as exhibits with the original filing. This Amendment No. 1 does not change the previously reported financial statements or any of the other disclosure contained in the original filing, other than to update the Exhibit Index that is incorporated by reference into Part IV of this Amendment No. 1. Except as noted above, this Amendment No. 1 includes the full text of the original filing. Also filed as exhibits with this Amendment No. 1 are new certifications in accordance with Rule 13a-14(b) of the Exchange Act.

EMERGENT BIOSOLUTIONS INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

INDEX

PART I
Item 1.	Business
Item 1A.	Risk Factors
Item 1B.	Unresolved Staff Comments
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Item 6.	Selected Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A.	Controls and Procedures
Item 9B.	Other Information

PART III
Item 10.	Directors, Executive Officers and Corporate Governance
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions, and Director Independence
Item 14.	Principal Accountant Fees and Services

PART IV
Item 15.	Exhibits and Financial Statement Schedules
Signatures
Exhibit Index

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
Date: March 13, 2008

EXHIBIT INDEX

Exhibit Number	Description
3.1

Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-136622 filed on October 30, 2006))

3.2##	Amended and Restated By-laws of the Registrant, as amended
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

10.6##*	Director Compensation Program
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

21.1##	Subsidiaries of the Registrant
23.1##	Consent of Independent Registered Public Accounting Firm
31.1#	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)
31.2#	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)
32.1 #	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 #	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

#	Filed herewith
##	Filed with the Annual Report on Form 10-K for the year ended December 31, 2007 originally filed with the Securities and Exchange Commission on March 10, 2007.
†	Confidential treatment granted by the Securities and Exchange Commission as to certain portions. Confidential materials omitted and filed separately with the Securities and Exchange Commission.
*	Management contract or compensatory plan or arrangement filed herewith in response to Item 15(a) of Form 10-K.