Form 10-Q
period 2008-03-31
Emergent BioSolutions Inc.
filed 2008-05-07
CIK 1367644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large Accelerated Filer	☒ Accelerated Filer	☐ Non-Accelerated Filer	☐ Smaller reporting Company
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of May 1, 2008, the registrant had 29,750,237 shares of common stock outstanding.

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

PART	I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Emergent BioSolutions Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share and per share data)

	March 31,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$92,747	$105,730
Accounts receivable	21,518	18,817
Inventories	18,790	16,897
Notes receivable	3,500	-
Prepaid expenses and other current assets	3,074	2,866
Total current assets	139,629	144,310

Property, plant and equipment, net	115,421	110,218
Deferred tax assets, net	11,811	12,397
Restricted cash	5,200	5,200
Other assets	1,580	1,383

Total assets	$273,641	$273,508

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$17,863	$20,257
Accrued expenses and other current liabilities	1,499	1,778
Accrued compensation	6,592	9,502
Indebtedness under lines of credit	15,000	11,832
Long-term indebtedness, current portion	3,524	3,514
Income taxes payable	3,880	7,665
Deferred tax liabilities, net	123	211
Deferred revenue, current portion	900	902
Total current liabilities	49,381	55,661

Long-term indebtedness, net of current portion	41,702	42,588
Deferred revenue, net of current portion	2,325	2,473
Other liabilities	1,636	1,627
Total liabilities	95,044	102,349

Commitments and contingencies	-	-

Stockholders’ equity:
Preferred Stock $0.001 par value; 15,000,000 shares authorized, 0 shares issued and outstanding at March 31, 2008 and December 31, 2007.	-	-
Common Stock, $0.001 par value; 100,000,000 shares authorized, 29,750,237 shares issued and outstanding at March 31, 2008 and December 31, 2007	30	30
Additional paid-in capital	102,163	101,933
Accumulated other comprehensive loss	(946)	(1,130)
Retained earnings	77,350	70,326
Total stockholders’ equity	178,597	171,159
Total liabilities and stockholders’ equity	$273,641	$273,508

The accompanying notes are an integral part of these consolidated financial statements.

Emergent BioSolutions Inc. and Subsidiaries Consolidated Statements of Operations (in thousands, except share and per share data)

	Three Months Ended March 31,
	2008	2007
	(Unaudited)	(Unaudited)
Revenues:
Product sales	$41,504	$25,446
Contracts and grants	1,216	1,002
Total revenues	42,720	26,448

Operating expense:
Cost of product sales	8,010	5,516
Research and development	11,475	15,570
Selling, general and administrative	12,060	11,193
Income (loss) from operations	11,175	(5,831)

Other income (expense):
Interest income	665	874
Interest expense	(1)	(26)
Other income (expense), net	(14)	177
Total other income (expense)	650	1,025

Income (loss) before provision for (benefit from) income taxes	11,825	(4,806)
Provision for (benefit from) income taxes	4,801	(2,116)
Net income (loss)	$7,024	$(2,690)

Earnings (loss) per share - basic	$0.24	$(0.10)
Earnings (loss) per share - diluted	$0.24	$(0.10)

Weighted-average number of shares - basic	29,750,237	27,864,328
Weighted-average number of shares - diluted	29,819,727	27,864,328

The accompanying notes are an integral part of these consolidated financial statements.

Emergent BioSolutions Inc. and Subsidiaries Consolidated Statements of Cash Flows (in thousands)
	Three Months Ended March 31,
	2008	2007
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$7,024	$(2,690)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation expense	230	529
Depreciation and amortization	1,081	1,198
Deferred income taxes	498	2,400
Loss on disposal of property and equipment	10	-
Excess tax benefits from stock-based compensation	-	(1,597)
Changes in operating assets and liabilities:
Accounts receivable	(2,701)	39,396
Inventories	(1,893)	(2,163)
Income taxes	(3,785)	(16,089)
Prepaid expenses and other assets	(405)	(292)
Accounts payable	(1,757)	(1,868)
Accrued compensation	(2,910)	(2,467)
Accrued expenses and other liabilities	(270)	(1,090)
Deferred revenue	(150)	(481)
Net cash provided by (used in) operating activities	(5,028)	14,786
Cash flows from investing activities:
Purchases of property, plant and equipment	(6,931)	(16,490)
Issuance of notes receivable	(3,500)	-
Net cash used in investing activities	(10,431)	(16,490)
Cash flows from financing activities:
Proceeds from borrowings on long term indebtedness and lines of credit	15,000	-
Issuance of common stock subject to exercise of stock options	-	890
Principal payments on long term indebtedness, notes payable to employees, and lines of credits	(12,708)	(9,386)
Excess tax benefits from stock-based compensation	-	1,597
Net cash provided by (used in) financing activities	2,292	(6,899)

Effect of exchange rate changes on cash and cash equivalents	184	(170)

Net decrease in cash and cash equivalents	(12,983)	(8,773)
Cash and cash equivalents at beginning of period	105,730	76,418
Cash and cash equivalents at end of period	$92,747	$67,645

Supplemental information on non-cash investing and financing activities:
Purchases of property, plant and equipment unpaid at period end	$637	$5,511

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

The unaudited consolidated financial statements included herein have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission.

In the opinion of the Company’s management, any adjustments contained in the accompanying unaudited consolidated financial statements are of a normal recurring nature, and are necessary to present fairly the financial position of the Company as of March 31, 2008, results of operations for the three month periods ended March 31, 2008 and 2007, and cash flows for the three month periods ended March 31, 2008 and 2007. Interim results are not necessarily indicative of results that may be expected for any other interim period or for an entire year.

Notes receivable

The Company has entered into a loan and security agreement with a third party corporation (“Borrower”) to provide a loan to the Borrower of up to $10 million. The loan is secured by a first priority interest in the Borrower’s accounts, equipment, contracts, and other agreements, documents and instruments, along with a leasehold mortgage for real property leased to the Borrower. Under this loan agreement and a related promissory note, the Borrower had drawn $3.5 million as of March 31, 2008, and the Company has recorded this as notes receivable. The note bears interest at an annual rate of 8%, and is due and payable on the earlier of December 31, 2008 or when the amount becomes due and payable under the terms of the note. In April 2008, the Company made an additional loan of $1.5 million to the Borrower under the same loan agreement.

Capitalized interest

The Company capitalizes interest in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 34, Capitalization of Interest Cost, based on the cost of major ongoing capital projects which have not yet been placed in service. For the three months ended March 31, 2008 and 2007, the Company incurred interest expense of $890,000 and $703,000, respectively. Of these amounts, the Company capitalized $889,000 and $677,000, respectively.

Earnings per share

Basic net income (loss) per share of common stock excludes dilution for potential common stock issuances and is computed by dividing net income (loss) by the weighted average number of shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock during the period. The following table presents the calculation of basic and diluted net income (loss) per share:

	Three Months Ended
	March 31,
(in thousands, except share and per share data)	2008	2007
Numerator:
Net income (loss)	$7,024	$(2,690)

Denominator:
Weighted-average number of shares—basic	29,750,237	27,864,328
Dilutive securities—stock options	69,490	-
Weighted-average number of shares—diluted	29,819,727	27,864,328

Earnings (loss) per share-basic	$0.24	$(0.10)
Earnings (loss) per share-diluted	$0.24	$(0.10)

Accounting for stock-based compensation

Effective January 1, 2006, the Company adopted the fair value provisions of SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), using the modified prospective method. Under the fair value recognition provisions of SFAS No. 123(R), the Company recognizes stock-based compensation net of an estimated forfeiture rate. The Company accounts for equity instruments issued to non-employees in accordance with SFAS No. 123, Accounting for Stock Based Compensation, and Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services.

The Company has utilized the Black-Scholes valuation model for estimating the fair value of all stock options granted. The fair value of each option is estimated on the date of grant. Set forth below are the weighted-average assumptions used in valuing the stock options granted and a discussion of the Company’s methodology for developing each of the assumptions used:

Three Months Ended
March 31, 2008
Expected dividend yield	0%
Expected volatility	65%
Risk-free interest rate	1.8%-2.7%
Expected average life of options	3.0

•	Expected dividend yield — The Company does not pay regular dividends on its common stock and does not anticipate paying any dividends in the foreseeable future.
•

Expected volatility — Volatility is a measure of the amount by which a financial variable, such as share price, has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. The Company analyzed the historical volatility of similar companies at a similar stage of development to estimate volatility. The volatility of these similar companies ranged from 40% to 89%, with an average estimated volatility of 68%. The Company chose a rate of 65%, approximately the mid-point of this range.

•	Risk-free interest rate — This is the range of U.S. Treasury rates with a term that most closely resembles the expected life of the option as of the date on which the option was granted.
•

Expected average life of options — This is the period of time that the options granted are expected to remain outstanding. This estimate is based primarily on the Company’s expectation of optionee exercise behavior subsequent to vesting of options.

Comprehensive income (loss)

SFAS No. 130, Reporting Comprehensive Income, requires the presentation of comprehensive income (loss) and its components as part of the financial statements. Comprehensive income (loss) is comprised of net income (loss) and other changes in equity that are excluded from net income (loss). The Company includes gains and losses on intercompany transactions with foreign subsidiaries that are considered to be long-term investments and translation gains and losses incurred when converting its subsidiaries’ financial statements from their functional currency to the U.S. dollar in accumulated other comprehensive income (loss). Comprehensive income for the three months ended March 31, 2008 was $7,208. Comprehensive loss for the three months ended March 31, 2007 was $2,860.

Reclassifications

Certain amounts classified as accrued expenses and other current liabilities in the consolidated balance sheet as of December 31, 2007 have been reclassified as accounts payable to conform to current period presentation.

Recent accounting pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement No. (“SFAS No. 161”). SFAS No. 161 states that entities are required to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The provisions of SFAS No. 161 are effective for fiscal years beginning on or after November 15, 2008, with early adoption encouraged. The Company anticipates that the adoption of this statement will not have a material impact on its financial statements.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair values, changes the recognition of assets acquired and liabilities assumed arising from contingencies, changes the recognition and measurement of contingent consideration, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141(R) also requires additional disclosure of information surrounding a business combination, such that users of the entity's financial statements can fully understand the nature and financial impact of the business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and it may not be applied before that date. The provisions of SFAS No. 141(R) will impact the Company’s financial statements to the extent that the Company is party to a business combination after the pronouncement has been adopted.

2.	Inventories

Inventories consist of the following:

	March 31,	December 31,
(in thousands)	2008	2007
Raw materials and supplies	$2,635	$2,463
Work-in-process	15,364	11,483
Finished goods	791	2,951
Total inventories	$18,790	$16,897

3.	Property, plant and equipment

Property, plant and equipment consist of the following:

	March 31,	December 31,
(in thousands)	2008	2007
Land and improvements	$4,974	$4,974
Buildings and leasehold improvements	26,518	26,410
Furniture and equipment	20,257	19,626
Software	5,923	5,866
Construction-in-progress	76,587	71,129
	134,259	128,005
Less: Accumulated depreciation and amortization	(18,838)	(17,787)
Total property, plant and equipment, net	$115,421	$110,218

4.	Stock options

As of March 31, 2008, the Company has two stock-based employee compensation plans, the Emergent BioSolutions Inc. 2006 Stock Incentive Plan (the “2006 Plan”) and the Emergent BioSolutions Employee Stock Option Plan (the “2004 Plan”) (together, the “Emergent Plans”), under which the Company has granted options to purchase shares of Common Stock. The Emergent Plans have both incentive and non-qualified stock option features.

The 2006 Plan contains an “evergreen provision” that allows for increases in the number of shares authorized for issuance under the 2006 Plan in the first and third quarter of each year from 2007 through 2009. An aggregate of 2,976,932 shares of Common Stock are authorized for issuance under the 2006 Plan as of March 31, 2008, and options to purchase a total of 2,524,801 shares of Common Stock under the 2006 Plan are outstanding as of March 31, 2008. Following the closing of the Company’s initial public offering in November 2006, the Company no longer grants options pursuant to the 2004 Plan.

Each option granted under the Emergent Plans becomes exercisable as specified in the relevant option agreement, and no option can be exercised after ten years from the date of grant. The following is a summary of stock option plan activity:

	2006 Plan		2004 Plan
	Number of Shares	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2007	1,380,111	$9.77	666,519	$6.04
Granted	1,214,690	7.02	-	-
Exercised	-	-	-	-
Forfeited	(70,000)	8.83	(19,181)	10.28
Outstanding at March 31, 2008	2,524,801	$8.47	647,338	$5.92	$5,097,526
Exercisable at March 31, 2008	290,335	$10.41	526,024	$5.00	$2,279,214

Stock-based compensation expense was recorded in the following financial statement line items:

	Three Months Ended
	March 31,
(in thousands)	2008	2007
Cost of product sales	$18	$16
Research and development	93	85
Selling, general and administrative	119	428
Total stock-based compensation expense	$230	$529

5.	Income taxes

Significant components of the provision for (benefit from) income taxes attributable to operations consist of the following:

	Three Months Ended
	March 31,
(in thousands)	2008	2007
Current
Federal	$4,040	$(2,952)
State	263	34
Total current	4,303	(2,918)
Deferred
Federal	388	775
State	110	27
Total deferred	498	802
Total provision for (benefit from) income taxes	$4,801	$(2,116)

The estimated effective annual tax rate for the three months ended March 31, 2008 and 2007 was 41% and 44%, respectively. The decrease in the effective rate in 2008 from 2007 was due primarily to a decrease in the impact of foreign operations related to a change in tax rates effective in 2008.

The Company’s federal and state income tax returns for the tax years 2007 to 2004 remain open to examination. The Company’s tax returns in the United Kingdom remain open to examination for the tax years 2007 to 2001, and tax returns in Germany remain open indefinitely. A federal income tax audit of the Company's tax return for the 2005 tax year was completed in March 2008. As a result of this audit, the Company paid an assessment of $450,000, including $55,000 of interest.

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

7.	Segment information

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

	Reportable Segments
(in thousands)	Biodefense	Commercial	All Other	Total
Three Months Ended March 31, 2008
External revenue	$41,777	$797	$146	$42,720
Inter-segment revenue (expense)	-	-	-	-
Research and development	4,256	6,336	883	11,475
Interest income	-	-	665	665
Interest expense	-	-	(1)	(1)
Depreciation and amortization	708	262	111	1,081
Net income (loss)	20,628	(9,353)	(4,251)	7,024
Assets	143,435	20,233	109,973	273,641
Expenditures for long-lived assets	6,473	179	279	6,931
Three Months Ended March 31, 2007
External revenue	$25,446	$1,002	$-	$26,448
Inter-segment revenue	-	-	-	-
Research and development	10,091	4,986	493	15,570
Interest income	-	-	874	874
Interest expense	-	-	(26)	(26)
Depreciation and amortization	867	227	104	1,198
Net income (loss)	4,575	(5,697)	(1,568)	(2,690)
Assets	102,196	14,745	86,952	203,893
Expenditures for long-lived assets	15,170	445	875	16,490

The accounting policies of the segments are the same as those described in Note 1 — Summary of significant accounting policies. There are no inter-segment transactions.

8.	Related party transactions

The Company has engaged Wilmer Cutler Pickering Hale and Dorr LLP ("WilmerHale") to provide certain legal services to the Company. The Company's Senior Vice President, Legal Affairs and General Counsel is married to a partner at WilmerHale, who has not participated in providing legal services to the Company. The Company has incurred fees for legal services rendered by WilmerHale of approximately $217,000 for the three months ended March 31, 2008, all of which was in accounts payable at March 31, 2008.

The Company has entered into a marketing arrangement in 2008 with an entity controlled by family members of the Chief Executive Officer to market and sell BioThrax. The contract requires a payment of 17.5% of net sales and reimbursement of certain expenses for certain countries in the Middle East and North Africa, excluding countries to which export is prohibited by the U.S. government. No royalty payments under this agreement have been triggered for the three months ended March 31, 2008 and 2007.

The Company has entered into consulting and transportation arrangements with various persons or entities affiliated with the Chief Executive Officer and a member of the board of directors. At March 31, 2008 and 2007, there was $20,000 and $0, respectively, in accounts payable for these services. For the three months ended March 31, 2008 and 2007, the Company paid approximately $45,000 in each period to an entity affiliated with a member of our board of directors for corporate strategic issues consultation and directed project support to the marketing and communications group. For the three months ended March 31, 2008 and 2007, the Company paid approximately $8,000 and $9,000, respectively, to an entity owned by the Chief Executive Officer for transportation and logistical support.

9.	Subsequent event

On May 2, 2008, the Company acquired all assets and rights related to a recombinant protective antigen anthrax vaccine product candidate and related technology from VaxGen, Inc., in exchange for consideration of $2 million upon execution of the definitive agreement, up to an additional $8 million in milestone payments, and specified percentages of future net sales.

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

Our biodefense business focuses on immunobiotics for use against biological agents that are potential weapons of bioterrorism and biowarfare. Our product candidates targeted to the biodefense market are anthrax immune globulin therapeutic, next generation anthrax vaccine, botulinum vaccines and botulinum immune globulin therapeutic. Our commercial business focuses on immunobiotics for use against infectious diseases and other medical conditions that have resulted in significant unmet or underserved public health needs. Our product candidates targeted to the commercial market are typhoid vaccine, hepatitis B therapeutic vaccine, group B streptococcus vaccine and chlamydia vaccine. We expect to continue to seek to obtain marketed products and development stage product candidates through acquisitions and licensing arrangements with third parties.

Our biodefense business has generated net income for each of the last three fiscal years and for the three months ended March 31, 2008. Our commercial business has generated revenue through development grant funding and an upfront license fee and additional payments for development work under a collaboration agreement with Sanofi Pasteur. None of our commercial product candidates have received marketing approval and, therefore, have not generated any product sales revenues. As a result, our commercial business has incurred a net loss for each of the last three fiscal years and for the three months ended March 31, 2008.

Product Sales

We have derived substantially all of our revenues from BioThrax sales to the Department of Defense, or DoD, and Health and Human Services, or HHS, and expect for the foreseeable future to continue to derive substantially all of our revenues from the sales of BioThrax to HHS. Our total revenues from BioThrax sales were $41.5 million for the three months ended March 31, 2008 and $25.4 million for the three months ended March 31, 2007. We are focused on increasing sales of BioThrax to U.S. government customers, expanding the market for BioThrax to other customers and pursuing label expansions and improvements for BioThrax.

In addition to BioThrax, our advanced product portfolio includes an anthrax immune globulin therapeutic candidate for biodefense indications and a typhoid vaccine and hepatitis B therapeutic vaccine for commercial infectious disease indications. We are developing our anthrax immune globulin therapeutic in part with funding from the National Institute of Allergy and Infectious Diseases, or NIAID. The Wellcome Trust provided funding for the Phase I and Phase II clinical trials of our typhoid vaccine candidate. We typically advance development of our biodefense product candidates only with external funding, and may slow down or put development programs on hold during periods that are not covered by funding.

Our early stage product portfolio includes a next generation anthrax vaccine and botulinum vaccine and botulinum immune globulin therapeutic candidates for biodefense indications, and group B streptococcus and chlamydia vaccine candidates for commercial infectious disease indications. We have entered into collaboration agreements with the Health Protection Agency, or HPA, for the development of a recombinant botulinum vaccine candidate and a botulinum immune globulin candidate.

We are actively pursuing additional government sponsored development grants as well as encouraging both governmental and non-governmental agencies and philanthropic organizations to provide development funding, or to conduct clinical studies of these products. For example, the Wellcome Trust provided funding for the Phase I and Phase II clinical trials of our typhoid vaccine candidate, and NIAID is conducting and funding one of the Phase I clinical trials of our group B streptococcus vaccine candidate.

Manufacturing Infrastructure

We conduct our primary vaccine manufacturing operations at a multi-building campus on approximately 12.5 acres in Lansing, Michigan. To augment our existing manufacturing capabilities, we have constructed a new 50,000 square foot manufacturing facility on our Lansing campus. We expect the cost of this facility to be approximately $75 million, with approximately $55 million attributable to the building and associated capital equipment and the balance related to validation and qualification activities required for regulatory approval and initiation of commercial manufacturing.

We have incurred costs of approximately $67 million for these purposes through March 31, 2008. We completed construction of this facility in 2007 and currently are conducting validation and qualification activities required for regulatory approval. This new facility is a large scale manufacturing plant that we can use to produce multiple fermentation-based vaccine products, subject to complying with change-over procedures required by applicable regulations.

We also own two buildings in Frederick, Maryland that are available to support our future manufacturing requirements. We have incurred costs of approximately $4 million through March 31, 2008 related to initial engineering design and preliminary utility build out of one of these buildings. Because we are in the preliminary planning stages of our Frederick build out, we cannot reasonably estimate the timing and costs that would be necessary to complete this project. If we proceed with this project, we expect the costs to be substantial and to likely require external sources of funds to finance the project. We may elect to lease all or a substantial portion of, or sell, one of these facilities to third parties.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses.

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

Under a collaboration agreement that we entered into with Sanofi Pasteur in May 2006 for our meningitis B vaccine candidate, we received an upfront license fee and are entitled to additional payments for development work under the collaboration and upon achieving contractually defined development and commercialization milestones.

We evaluated the various components of the collaboration in accordance with Emerging Issues Task Force Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, or EITF No. 00-21, which addresses whether, for revenue recognition purposes, there is one or several units of accounting in an arrangement. We concluded that under EITF No. 00-21, the upfront license fee, the development work and the milestone payments under our agreement with Sanofi Pasteur should be accounted for as a single unit of accounting. We recognize amounts received under this agreement over the estimated development period as we perform services. We recorded the amount of the upfront license fee as deferred revenue. We are recognizing this revenue over the estimated development period under the contract, currently estimated at seven years, as adjusted from time to time for any delays or acceleration in the development of the product candidate. Under the collaboration agreement, we are entitled to payments up to specified levels for development work we perform on behalf of Sanofi Pasteur. We generally invoice Sanofi Pasteur in advance of each quarter for the estimated work to occur in the upcoming quarter. We record the invoice amount as deferred revenue and, as services are completed, recognize the amount of the related deferred revenue as period revenues. Under the collaboration agreement, we also will be entitled to royalty payments on any future net sales of this product candidate.

From time to time, we are awarded reimbursement contracts for services and development grant contracts with government entities and non-government and philanthropic organizations. Under these contracts, we typically are reimbursed for our costs in connection with specific development activities and may also be entitled to additional fees. We record the reimbursement of our costs and any associated fees as contracts and grants revenue and the associated costs as research and development expense. We issue invoices under these contracts after we incur the reimbursable costs. We recognize revenue upon invoicing the sponsoring organization.

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

Income Taxes

We account for income taxes in accordance with Statement of Financial Accounting Standards, or SFAS, No. 109, Accounting for Income Taxes, or SFAS No. 109. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are determined based on the differences between the financial reporting and the tax bases of assets and liabilities and are measured using the tax rates and laws that are expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A net deferred tax asset or liability is reported in the balance sheet. Our deferred tax assets include the unamortized portion of in-process research and development expenses, the anticipated future benefit of the net operating losses that we have incurred and other timing differences between the financial reporting basis of assets and liabilities.

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

We review our deferred tax assets on a quarterly basis to assess our ability to realize the benefit from these deferred tax assets. If we determine that it is more likely than not that the amount of our expected future taxable income will not be sufficient to allow us to fully utilize our deferred tax assets, we increase our valuation allowance against deferred tax assets by recording a provision for income taxes on our income statement, which reduces net income, or increases net loss, for that period and reduces our deferred tax assets on our balance sheet. If we determine that the amount of our expected future taxable income will allow us to utilize net operating losses in excess of our net deferred tax assets, we reduce our valuation allowance by recording a benefit from income taxes on our income statement, which increases net income or reduces net loss, for that period and increases our deferred tax assets on our balance sheet.

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

The effect of SFAS No. 123(R) on net income (loss) and net income (loss) per share in any period is not necessarily representative of the effects in future years due to, among other things, the vesting period of the stock options and the fair value of additional stock option grants in future years.

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

If we receive FDA approval of our pending application to extend the expiry dating of BioThrax from three years to four years, HHS has agreed to increase the price per dose under the agreement for the remaining 13.25 million doses. In that event, HHS would make a lump sum payment to us reflecting an increase in the price per dose for specified doses delivered prior to such approval and pay an increased price per dose for doses delivered following the date of such approval. The aggregate value of such price adjustment is $34 million. If we do not receive FDA approval of four-year expiry dating during the term of the agreement there will be no adjustment in the price per dose under the agreement. We delivered over 8 million doses of BioThrax to HHS under this agreement through March 31, 2008. Under this agreement, we have also agreed to provide all shipping services related to delivery of doses into the SNS over the term of the agreement, for which HHS has agreed to pay approximately $2.2 million. We invoice HHS for each delivery upon acceptance of BioThrax doses delivered into the SNS. The agreement also provides for HHS to pay up to $11.5 million in milestone payments in connection with us advancing a program to obtain a post-exposure prophylaxis indication for BioThrax. These funds are payable upon achievement of specific program milestones. In October 2007, we achieved the initial milestone and invoiced HHS for $8.8 million. We received this payment from HHS and revenue was recognized in November 2007.

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

We believe that the DoD has a continued commitment to procure BioThrax for its active immunization program. We believe that, as a result of an October 2007 Presidential Directive that outlines that U.S. government’s objective to enhance coordination and cooperation among federal agencies with respect to countermeasure procurement and stockpile management, in the future the DoD will likely procure additional doses of BioThrax to satisfy ongoing requirements for its active immunization program directly from HHS and not from us. We believe that these purchases by DoD from HHS may result in additional purchases by HHS from us.

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

In September 2007, we received a development contract from NIAID, valued at up to $9.5 million, in support of non-clinical and clinical studies of our anthrax immune globulin therapeutic candidate. Under terms of the development contract, we will use the funds to conduct various studies on this product candidate, including animal efficacy studies and clinical trials. Through March 31, 2008, we have invoiced approximately $300,000 under this contract.

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

Total Other Income (Expense)

Total other income (expense) consists principally of interest income and interest expense. We earn interest income on our cash, cash equivalents and short-term investments, and we incur interest expense on our indebtedness. We capitalize interest expense in accordance with SFAS No. 34, Capitalization of Interest Cost, based on the cost of major ongoing projects which have not yet been placed in service, such as our new manufacturing facility. Our total interest cost will increase in future periods as compared to prior periods as a result of the term loan that we entered into in June 2007, as well as any borrowings under our revolving line of credit. In addition, some of our existing debt arrangements provide for increasing amortization of principal payments in future periods. See “Liquidity and Capital Resources — Debt Financing” for additional information.

Results of Operations

Quarter Ended March 31, 2008 Compared to Quarter Ended March 31, 2007

Revenues

Product sales revenues increased by $16.1 million, or 63%, to $41.5 million for the three months ended March 31, 2008 from $25.4 million for the three months ended March 31, 2007. This increase in product sales revenues was primarily due to a 68% increase in the number of doses of BioThrax delivered, partially offset by a 3% decrease in the average sales price per dose.

Product sales revenues for the three months ended March 31, 2008 consisted of BioThrax sales to HHS of $41.1 million and aggregate international and other sales of $394,000. Product sales revenues for the three months ended March 31, 2007 consisted of BioThrax sales to HHS of $21.7 million and sales to the DoD of $3.7 million.

Contracts and grants revenues increased by $214,000, or 21%, to $1.2 million for the three months ended March 31, 2008 from $1.0 million for the three months ended March 31, 2007. Contracts and grants revenues for the three months ended March 31, 2008 consisted of $798,000 from the Sanofi Pasteur collaboration, related to recognition of deferred revenue associated with the upfront payment received in 2006 as well as development service revenue, and $418,000 from the NIH. Contracts and grants revenues for the three months ended March 31, 2007 consisted of $1.0 million in amortization of the upfront payment received in 2006 and development program revenue from the Sanofi Pasteur collaboration.

Cost of Product Sales

Cost of product sales increased by $2.5 million, or 45%, to $8.0 million for the three months ended March 31, 2008 from $5.5 million for the three months ended March 31, 2007. This increase was attributable to a 68% increase in the number of doses of BioThrax delivered, partially offset by decreased costs associated with improved production yield.

Research and Development Expense

Research and development expenses decreased by $4.1 million, or 26%, to $11.5 million for the three months ended March 31, 2008 from $15.6 million for the three months ended March 31, 2007. This decrease reflects lower contract service costs, and includes decreased expenses of $5.8 million on product candidates that are categorized in the biodefense segment, partially offset by increased expenses of $1.4 million on product candidates categorized in the commercial segment and $391,000 in other research and development expenses, which are in support of technology platforms and central research and development activities.

The decrease in spending on biodefense product candidates, detailed in the table below, was attributable to the timing of development efforts on various programs as we completed various studies and prepared for subsequent studies and trials. The spending for BioThrax enhancements is related to preparing for and conducting animal efficacy studies to support applications for marketing approval of these enhancements, which we expect to submit to the FDA in late 2008 or 2009. The decrease in spending in our immune globulin therapeutic development program of $4.3 million was primarily due to costs related to plasma extraction and fractionation incurred in early 2007 that did not recur in 2008. The spending for the recombinant botulinum vaccine program resulted from advancing this program to the process development stage and the manufacture of clinical trial material in early 2007. The spending for the next generation anthrax vaccine program resulted from feasibility studies and formulation development of product candidates. We continue to assess, and may alter, our future development plans for our products based on the interest of the U.S. government or other non-governmental organizations in providing funding for further development or procurement.

The increase in spending on commercial product candidates, detailed in the table below, primarily reflects additional personnel and contracted services. The spending for our typhoid vaccine candidate resulted from the ongoing Phase II study in Vietnam, which commenced in the first quarter of 2007. The spending for our hepatitis B therapeutic vaccine candidate resulted from preparing for and initiating our Phase II clinical trial, which commenced in 2007. The spending for our group B streptococcus vaccine candidate resulted from preparing for Phase I clinical trials for two of the protein components of the vaccine candidate, which the NIAID is conducting and funding. Both our chlamydia and meningitis B vaccine candidates are in preclinical development.

The increase in other research and development expenses was primarily attributable to spending associated with product development programs that we acquired in the acquisition of ViVacs GmbH, or Vivacs, in July 2006.

Our principal research and development expenses for the three months ended March 31, 2008 and 2007 are shown in the following table:

	Three Months Ended
	March 31,
(in thousands)	2008	2007

Biodefense:
BioThrax enhancements	$639	$2,029
Immune globulin therapeutic development	1,634	5,955
Recombinant bivalent botulinum vaccine	373	1,397
Next generation anthrax vaccine	1,609	710
Total biodefense	4,255	10,091
Commercial:
Typhoid vaccine	2,348	1,785
Hepatitis B therapeutic vaccine	1,074	1,141
Group B streptococcus vaccine	2,095	1,149
Chlamydia vaccine	435	455
Meningitis B vaccine	384	456
Total commercial	6,336	4,986
Other	884	493
Total	$11,475	$15,570

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $867,000, or 8%, to $12.1 million for the three months ended March 31, 2008 from $11.2 million for the three months ended March 31, 2007. The increase in selling, general and administrative expenses was driven by an increase in our headquarters and staff organization to support our operations as a public company and to support the overall growth of our business, and primarily reflects an increase of approximately $731,000 resulting from the addition of personnel and increased legal and other professional services for our headquarters organization and an increase of $161,000 in sales and marketing expenses related to the growth of our staff and an increase in our sales and marketing activities. The majority of the expense is attributable to the biodefense segment, in which selling, general and administrative expenses increased by $429,000, or 5%, to $9.3 million for the three months ended March 31, 2008 from $8.9 million for the three months ended March 31, 2007. Selling, general and administrative expenses related to our commercial segment increased by $438,000, or 16%, to $2.8 million for the three months ended March 31, 2008 from $2.3 million for the three months ended March 31, 2007.

Total Other Income (Expense)

Total other income (expense) decreased by $375,000, or 37%, to income of $650,000 for the three months ended March 31, 2008 from income of $1.0 million for the three months ended March 31, 2007. This decrease resulted primarily from a decrease in interest income of $209,000 as a result of decreased average cash balances and a decrease in other income (expense) of $191,000.

Income Taxes

Provision for (benefit from) income taxes increased by $6.9 million to a provision for income taxes of $4.8 million for the three months ended March 31, 2008 from a benefit from income taxes of $2.1 million for the three months ended March 31, 2007. The provision for income taxes for the three months ended March 31, 2008 resulted primarily from our income before provision for income taxes of $11.8 million and an effective annual tax rate of 41%.

The benefit from income taxes for the three months ended March 31, 2007 resulted primarily from our loss before benefit from income taxes of $4.8 million and an effective annual tax rate of 44%. The decrease in the effective annual tax rate is due primarily to a decrease in the impact of foreign operations related to a change in tax rates effective in 2008. The benefit from income taxes for the three months ended March 31, 2007 also reflects research and development tax credits of $226,000.

Liquidity and Capital Resources

Sources of Liquidity

We require cash to meet our operating expenses and for capital expenditures, acquisitions and principal and interest payments on our debt. We have funded our cash requirements from inception through March 31, 2008 principally with a combination of revenues from BioThrax product sales, debt financings and facilities and equipment leases, revenues under our collaboration agreement with Sanofi Pasteur, development funding from government entities and non-government and philanthropic organizations, the net proceeds from our initial public offering and, to a lesser extent, from the sale of our common stock upon exercise of stock options. We have operated profitably for each of the years in the three year period ended December 31, 2007.

As of March 31, 2008, we had cash and cash equivalents of $92.7 million.

Cash Flows

The following table provides information regarding our cash flows for the three months ended March 31, 2008 and 2007:

	Three Months Ended
	March 31,
(in thousands)	2008	2007
Net cash provided by (used in):
Operating activities(1)	$(4,844)	$14,616
Investing activities	(10,431)	(16,490)
Financing activities	2,292	(6,899)
Total net cash used	$(12,983)	$(8,773)

(1) Includes the effect of exchange rate changes on cash and cash equivalents.

Net cash used in operating activities of $4.8 million for the three months ended March 31, 2008 resulted principally from a decrease in income taxes payable of $3.8 million due to the timing of payment of our 2007 income tax liability, a decrease in accrued compensation of $2.9 million related to the payment of 2007 annual bonuses in March 2008, an increase in billed but uncollected accounts receivable of $2.7 million and an increase in inventories of $1.9 million, reflecting the value of BioThrax lots being manufactured or awaiting delivery, partially offset by net income of $7.0 million for the quarter.

Net cash provided by operating activities of $14.6 million for the three months ended March 31, 2007 resulted principally from $39.4 million received from the DoD and HHS relating to amounts billed in December 2006, partially offset by a decrease in income taxes payable of $16.1 million due to the timing of payment of our 2006 income tax liability, a decrease in accrued compensation of $2.5 million related to the payment of 2006 annual bonuses in March 2007, an increase in inventories of $2.2 million reflecting the value of BioThrax lots being manufactured or awaiting delivery, and our net loss of $2.7 million for the three months ended March 31, 2007.

Net cash used in investing activities for the three months ended March 31, 2008 and 2007 resulted principally from the purchase of property, plant and equipment and, in 2008, the issuance of notes receivable in the amount of $3.5 million. Capital expenditures of $6.9 million and $16.5 million for the three months ended March 31, 2008 and 2007, respectively, relate primarily to construction, validation and qualification activities for our new manufacturing facility in Lansing.

Net cash provided by financing activities of $2.3 million for the three months ended March 31, 2008 resulted primarily from the additional proceeds from a draw on our revolving line of credit with Fifth Third Bank of $15.0 million, partially offset by $12.7 million of principal payments on long-term indebtedness, including the repayment of $11.8 million under our revolving line of credit with Fifth Third Bank.

Net cash used in financing activities of $6.9 million for the three months ended March 31, 2007 resulted from $9.4 million in principal payments on long-term indebtedness, including the repayment of $8.9 million under our revolving line of credit with Fifth Third, partially offset by $890,000 in proceeds from the exercise of stock options and $1.6 million related to excess tax benefits from the exercise of stock options.

Debt Financing

As of March 31, 2008, we had $60.2 million principal amount of debt outstanding, comprised primarily of the following:

•

$2.5 million outstanding under a forgivable loan from the Department of Business and Economic Development of the State of Maryland used to finance eligible costs incurred to purchase the first facility in Frederick, Maryland;

•	$6.6 million outstanding under a mortgage loan from PNC Bank (formerly Mercantile Potomac Bank) used to finance the remaining portion of the purchase price for the first Frederick facility;
•	$8.1 million outstanding under a mortgage loan from HSBC Realty Credit Corporation used to finance the purchase price for the second facility on the Frederick site;
•	$28.0 million outstanding under a term loan from HSBC Realty Credit Corporation used to finance a portion of the costs of our facility expansion in Lansing, Michigan; and
•	$15.0 million outstanding under a $15.0 million revolving line of credit with Fifth Third Bank. This balance was repaid in April 2008.

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

We may seek to raise additional external debt financing to provide additional financial flexibility. Our committed external sources of funds consist of the borrowing availability under our revolving line of credit with Fifth Third Bank, development funding under our collaboration agreement with Sanofi Pasteur and funding from NIAID, including for studies related to our anthrax immune globulin therapeutic product candidate. Our ability to borrow additional amounts under our loan agreements is subject to our satisfaction of specified conditions.

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

Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement No. 133, or SFAS No. 161. SFAS No. 161 states that entities are required to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The provisions of SFAS No. 161 are effective for fiscal years beginning on or after November 15, 2008, with early adoption encouraged. We anticipate that the adoption of this statement will not have a material impact on our financial statements.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, or SFAS No. 141(R). SFAS No. 141(R) requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair values, changes the recognition of assets acquired and liabilities assumed arising from contingencies, changes the recognition and measurement of contingent consideration, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141(R) also requires additional disclosure of information surrounding a business combination, such that users of the entity's financial statements can fully understand the nature and financial impact of the business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and it may not applied before that date. The provisions of SFAS No. 141(R) will impact our financial statements to the extent that we are party to a business combination after the pronouncement has been adopted.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2008, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, occurred during the fiscal quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In 2005 and 2006, we were named as a defendant in three federal lawsuits, each filed on behalf of a single plaintiff claiming different injuries caused by DoD’s immunization with BioThrax. Each plaintiff sought a different amount of damages. The plaintiff in one case alleged that the vaccine caused Bell’s palsy and other related conditions and requested damages in excess of $75,000. The plaintiff in another case alleged that the vaccine caused a condition that originally was diagnosed as encephalitis related to a gastrointestinal infection and caused him to fall into a coma for many weeks and requested damages in excess of $10 million. The plaintiff in the last case alleged that the vaccine caused erosive rheumatoid arthritis and requested damages in excess of $1 million.

Two of these lawsuits were dismissed with prejudice in September 2007 and January 2008. The final case, in which the plaintiff alleged that the vaccine caused erosive rheumatoid arthritis, was dismissed for lack of personal jurisdiction in October 2006. The plaintiff appealed the dismissal to the U.S. Court of Appeals for the Ninth Circuit, and the Ninth Circuit affirmed the dismissal, without prejudice to file a new complaint in a jurisdiction in which personal jurisdiction is proper. If the case is re-filed in another jurisdiction, we intend to rely on defenses similar to those on which we prevailed in the cases that were filed between 2001 and 2003. We believe that we are entitled to indemnification under our contract with the DoD for legal fees and any damages associated with that case.

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

We have derived and expect for the foreseeable future to continue to derive substantially all of our revenue from sales of BioThrax, our FDA-approved anthrax vaccine and only marketed product. In 2006, 2007, and the three months ended March 31, 2008, we derived substantially all of our revenue from our BioThrax contracts with the DoD and HHS. In October 2007, the White House issued a Presidential Directive that outlines the U.S. government’s objective to enhance coordination and cooperation among federal agencies with respect to countermeasure procurement and stockpile management. Also in October 2007, the U.S. Government Accountability Office, or GAO, issued a report that was critical of HHS for lacking an effective strategy to minimize waste in the SNS, citing concerns of large amounts of BioThrax that will become unusable each year due to shelf life expiration.

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

We expect that a significant portion of the business that we will seek in the near future will be under government contracts or subcontracts awarded through competitive bidding. Competitive bidding for government contracts presents a number of risks that are not typically present in the commercial contracting process, including:

•	the need to devote substantial time and attention of management and key employees to the preparation of bids and proposals for contracts that may not be awarded to us;
•	the need to accurately estimate the resources and cost structure that will be required to perform any contract that we might be awarded;
•	the risk that the government will issue a request for proposal to which we would not be eligible to respond; and
•

the expenses that we might incur and the delays that we might suffer if our competitors protest or challenge contract awards made to us pursuant to competitive bidding, and the risk that any such protest or challenge could result in the resubmission of bids based on modified specifications, or in termination, reduction or modification of the awarded contract.

The U.S. government may choose to award future contracts for the supply of anthrax vaccines and other biodefense product candidates that we are developing to our competitors instead of to us. If we are unable to win particular contracts, we may not be able to operate in the market for products that are provided under those contracts for a number of years. For example, the U.S. Department of Health and Human Services Biomedical Advanced Research and Development Authority, or BARDA, has issued a request for proposal for a recombinant protective antigen, or rPA, anthrax vaccine for the strategic national stockpile. If we are not successful in developing a qualifying rPA vaccine candidate and another company is successful in developing such a product, the U.S. government may purchase the other company’s product candidate instead of BioThrax or one of our other anthrax vaccine candidates. If we are unable to consistently win new contract awards over an extended period, or if we fail to anticipate all of the costs and resources that will be required to secure such contract awards, our growth strategy and our business, financial condition, and operating results could be materially adversely affected.

Our U.S. government contract for BioThrax requires ongoing funding decisions by the government. The failure to fund this contract could cause our financial condition and operating results to suffer materially.

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

As of March 31, 2008, we had $60.2 million principal amount of debt outstanding. We may seek to raise substantial external debt financing to provide additional financial flexibility. Our leverage could have significant adverse consequences, including:

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

As of March 31, 2008, we had $92.7 million of cash and cash equivalents. Our future capital requirements will depend on many factors, including:

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

Our committed external sources of funds consist of the borrowing availability under our revolving line of credit with Fifth Third Bank, development funding under our collaboration agreement with Sanofi Pasteur, and funding from NIAID and BARDA including for studies related to our anthrax immune globulin therapeutic product candidate. To the extent our capital resources are insufficient to meet our future capital requirements, we will need to finance our cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements, which we may not be able to obtain when needed or on attractive terms, which would force us to delay, reduce the scope of or eliminate our research and development programs or reduce our planned commercialization efforts.

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

We are spending significant amounts for the validation and qualification activities for our new 50,000 square foot manufacturing facility on our Lansing, Michigan campus, which has been designed and constructed to enable us to manufacture BioThrax on a large scale for our existing and potential future customers. This new facility is a large scale manufacturing plant that we can use to produce multiple vaccine products, subject to complying with change-over procedures required by applicable regulations.

We also own two buildings in Frederick, Maryland that are available to address our future manufacturing requirements and have initiated initial engineering design and preliminary utility build out for these facilities. The completion of the Lansing facility and, if we proceed, the build out of the Frederick facilities, will involve substantial expenditures and likely require external sources of funds. Any delays in validation and qualification activities or regulatory approval may adversely affect our ability to manufacture our commercial product candidates for clinical trials or commercial sale.

Constructing and preparing a facility for commercial vaccine manufacturing is a significant project. These projects may result in unanticipated delays and cost more than expected due to a number of factors, including regulatory requirements. The FDA must approve our new manufacturing facilities before we can sell products manufactured in a new facility.

We expect to complete process validation, including the manufacture of five consistency lots of BioThrax, in our new large-scale manufacturing facility in Lansing in 2008. The Lansing manufacturing expansion project requires that we scale-up both fermentation and downstream processing compared to the levels employed at our existing production facility. We will be required to show that BioThrax manufactured in the new facility is comparable to BioThrax manufactured at our existing facility. Our current plan is to demonstrate comparability through non-clinical data. If the FDA approves our plan to rely on non-clinical data, we expect to submit a supplement to our biologics license application, or BLA, seeking marketing authorization for BioThrax manufactured in this new facility as early as 2009. If the FDA requires a human bridging trial to demonstrate comparability, then we will incur additional expenses associated with the clinical studies, and we may not file a BLA supplement until 2010 or later.

The costs and time required to comply with the FDA’s current Good Manufacturing Practice, or cGMP, regulations, or similar regulatory requirements for sales of our products outside the United States, may be significant. If marketing approval for BioThrax manufactured in our new facility in Lansing is delayed, we may not be able to deliver sufficient quantities of BioThrax to allow us to increase sales of BioThrax to the U.S. government and other customers, which would limit our opportunities for growth. Cost overruns associated with constructing either our Lansing or Frederick facilities could require us to raise additional funds from external sources. We may not be able to do so on favorable terms or at all.

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

In addition, providers of bioterrorism could be subject to an increased risk of terrorist activities. For example, the U.S. government has designated our Lansing facility as a facility requiring additional security to protect against potential terrorist threats to the facility. Any disruption that impedes our ability to manufacture and ship BioThrax in a timely manner could reduce our revenues and materially harm our business, financial condition and operating results. We do not carry business interruption insurance.

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

For example, the standard of care for the treatment of patients infected with hepatitis B is affecting our ability to recruit participants for our Phase II clinical trial, causing us to consider expanding or moving the program to sites around the world. In addition, because some of our current and future vaccine candidates contain live attenuated viruses, our testing of these vaccine candidates is subject to additional risk. For example, there have been reports of serious adverse events following administration of live vaccine products in clinical trials conducted by other vaccine developers. Also, for some of our current and future vaccine candidates, we expect to conduct clinical trials in chronic carriers of the disease that our product candidate seeks to prevent. There have been reports of disease flares in chronic carriers following administration of live vaccine products.

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

The market for sales of BioThrax to customers other than the U.S. government is new and undeveloped, and we may not be successful in generating meaningful sales of BioThrax to these potential customers. To date, we have made only modest sales to these customers. In particular, we have supplied small amounts of BioThrax directly to several foreign governments. In 2007 and the three months ended March 31, 2008, our sales of BioThrax to customers other than the U.S. government represented a small portion of our revenue. If we fail to significantly increase our sales of BioThrax to these customers, our business and opportunities for growth could be materially harmed.

Government regulations and the terms of our U.S. government contract may make it difficult for us to achieve significant sales of BioThrax to customers other than the U.S. government. For example, we are subject to export control laws imposed by the U.S. government. Although there are currently only limited restrictions on the export of BioThrax, the U.S. government may decide, particularly in the current environment of elevated concerns about global terrorism, to increase the scope of export prohibitions. These controls could limit our sales of BioThrax to foreign governments and other foreign customers. In addition, our efforts to develop domestic commercial and international sales may be impeded by the DoD’s right under the Defense Production Act to require us to deliver doses that we do not currently anticipate. If the DoD were to require delivery of additional doses, it could deplete BioThrax supplies that would otherwise be available for commercial sales. In addition, the DoD could either sell BioThrax directly to foreign governments at a lower price than we may offer or donate BioThrax to foreign governments under the DoD’s Foreign Military Sales program.

Our ability to meet any potential increased demand that develops for sales of BioThrax to customers other than the U.S. government depends on our available production capacity. We use substantially all of our current production capacity at our facility in Lansing to manufacture BioThrax for sale to U.S. government customers. If FDA approval to sell BioThrax manufactured in our new facility in Lansing is delayed, we may not be able to manufacture sufficient quantities of BioThrax to allow us to increase sales of BioThrax to customers other than the U.S. government, which would limit our opportunities for growth.

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

In addition, although our prior contracts with DoD and HHS provided that the U.S. government would indemnify us for any damages resulting from product liability claims, our current contract with HHS does not contain such indemnification, and we cannot be certain that we will be able to negotiate similar indemnification provisions in future contracts or that the U.S. government will honor its indemnification obligations. For example, although we have notified the DoD of the lawsuits filed against us by current and former members of the U.S. military claiming damages as the result of personal injuries allegedly suffered from vaccination with BioThrax, the DoD has not yet acted on our claim for indemnification pending resolution of our claims under our product liability insurance. Members of Congress have proposed and may in the future propose legislation that reduces or eliminates the statutory liability protections for manufacturers of biodefense countermeasures.

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

We currently have product liability insurance for coverage up to a $10 million annual aggregate limit with a deductible of $75,000 per claim. The amount of insurance that we currently hold may not be adequate to cover all liabilities that may occur. Product liability insurance is difficult to obtain and increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost and we may not be able to obtain insurance coverage that will be adequate to satisfy any liability that may arise. For example, from 2002 through February 2006, we were unable to obtain product liability insurance for sales of BioThrax on commercially reasonable terms. We do not believe that the amount of insurance we have been able to obtain for BioThrax is sufficient to manage the risk associated with the potential large scale deployment of BioThrax as a countermeasure to bioterrorism threats. We rely on contractual indemnification provisions and statutory protections to limit our liability exposure for BioThrax.

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

In the United States, BioThrax, our biodefense product candidates and our commercial product candidates are regulated by the FDA as biologics. To obtain approval from the FDA to market these product candidates, other than biodefense products purchased by HHS for the SNS, we will be required to submit a BLA to the FDA. Ordinarily, the FDA requires a sponsor to support a BLA application with substantial evidence of the product’s safety and effectiveness in treating the targeted indication based on data derived from adequate and well controlled clinical trials, including Phase III safety and efficacy trials conducted in patients with the disease or condition being targeted. Because humans are rarely exposed to anthrax or botulinum toxins under natural conditions, and cannot be intentionally exposed, statistically significant effectiveness of our biodefense product candidates cannot be demonstrated in humans, but instead must be demonstrated, in part, by utilizing animal models before they can be approved for marketing.

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

After approving the renovated Lansing facilities in December 2001, the FDA conducted routine, biannual inspections of the Lansing facilities in September 2002, May 2004, May 2006 and March 2008. Following each of these inspections, the FDA issued inspectional observations on Form FDA 483. We responded to the FDA regarding the inspectional observations relating to each inspection and, where necessary, implemented corrective action. In December 2005, the FDA stated in its final order on BioThrax that at that time we were in compliance with all regulatory requirements related to the manufacture of BioThrax and that the FDA would continue to evaluate the production of BioThrax to assure compliance with federal standards and regulations. We have filed with the FDA our responses to all inspectional observations relating to the March 2008 inspection, and are awaiting a response from the FDA. If in connection this inspection or with any future inspection the FDA finds that we are not in substantial compliance with cGMP requirements, of if the FDA is not satisfied with the corrective actions we take in connect with any such inspection, the FDA may undertake enforcement action against us.

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

Collaborations with pharmaceutical companies and other third parties often are terminated or allowed to expire by the other party. For example, Sanofi Pasteur has the right to terminate our meningitis B vaccine collaboration at any time upon six months’ prior written notice. Sanofi Pasteur can also terminate the collaboration upon a change of control or insolvency event involving us or upon our uncured material breach. Those terminations or expirations would adversely affect us financially and could harm our business reputation.

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

In addition to patented technology, we rely upon unpatented proprietary technology, processes and know-how, particularly as to our proprietary manufacturing processes. Because we do not have patent protection for BioThrax or the label expansions and improvements that we are pursuing for BioThrax, our only intellectual property protection for BioThrax is confidentiality regarding our manufacturing capability and specialty know-how, such as techniques, processes and biological starting materials. However, these types of trade secrets can be difficult to protect. We seek to protect this confidential information, in part, with agreements with our employees, consultants and third parties.

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

Mr. El-Hibri has the ability to control the election of the members of our Board of Directors through his ownership interests and voting arrangements among our significant stockholders. As of May 1, 2008, Mr. El-Hibri was the beneficial owner of a majority of our outstanding common stock. Because Mr. El-Hibri has the ability to control the election of the members of our board, and because of his substantial control of our capital stock, Mr. El-Hibri will likely have the ability to delay or prevent a change of control of us that may be favored by other directors or stockholders and otherwise exercise substantial control over all corporate actions requiring board or stockholder approval, including any amendment of our certificate of incorporation or by-laws. The control by Mr. El-Hibri may prevent other stockholders from influencing significant corporate decisions and may result in conflicts of interest that could cause our stock price to decline.

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

Our stock price has been, and is likely to continue to be, volatile. From November 15, 2006, when our common stock first began trading on the New York Stock Exchange, through May 1, 2008, our common stock has traded as high as $17.75 per share and as low as $4.40 per share. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Moreover, holders of an aggregate of approximately 20.3 million shares of our common stock outstanding as of May 1, 2008 have the right to require us to register these shares of common stock under specified circumstances.

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

Through March 31, 2008, we have used approximately $16.0 million of the net proceeds from the offering to fund development of our product candidates, comprised of $2.1 million for label expansions and improvements for BioThrax, $1.7 million for a next generation anthrax vaccine candidate, $3.3 million for our anthrax immune globulin candidate, $4.4 million for our typhoid vaccine candidate and $4.5 million for our hepatitis B therapeutic vaccine candidate. Through March 31, 2008, we have used approximately $23.3 million of the net proceeds to fund a portion of the construction, installation, validation and qualification activities costs for our new manufacturing facility in Lansing. We have not used any of the net proceeds from the offering to make payments, directly or indirectly, to any director or officer of ours, or any of their associates, to any person owning 10 percent or more of our common stock or to any affiliate of ours. We have invested the balance of the net proceeds from the offering in short-term, investment grade, interest-bearing instruments. There has been no material change in our planned use of the balance of the net proceeds from the offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act.

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

EMERGENT BIOSOLUTIONS INC.

Date: May 7, 2008	By:	/s/ Fuad El-Hibri
Fuad El-Hibri
Chief Executive Officer and
Chairman of the Board of Directors
(Principal Executive Officer)

Date: May 7, 2008	By:	/s/R. Don Elsey
R. Don Elsey
Sr. Vice President Finance, Chief Financial
Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit

Number	Description

10.1*	Amended and Restated Marketing Agreement, entered into on March 6, 2008, between Emergent BioDefense Operations Lansing Inc.and Intergen N.V.

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*    Confidential Treatment Application has been filed with the Securities and Exchange Commission