Form 10-Q
period 2008-06-30
Emergent BioSolutions Inc.
filed 2008-08-07
CIK 1367644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

As of July 31, 2008, the registrant had 29,809,225 shares of common stock outstanding.

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

PART	I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Emergent BioSolutions Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share and per share data)
	June 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$84,007	$105,730
Accounts receivable	22,451	18,817
Inventories	18,879	16,897
Note receivable	10,000	-
Prepaid expenses and other current assets	4,691	2,866
Total current assets	140,028	144,310

Property, plant and equipment, net	118,365	110,218
Deferred tax assets, net	12,962	12,397
Restricted cash	5,200	5,200
Other assets	1,364	1,383

Total assets	$277,919	$273,508

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$19,933	$20,257
Accrued expenses and other current liabilities	1,267	1,778
Accrued compensation	7,315	9,502
Indebtedness under line of credit	15,000	11,832
Long-term indebtedness, current portion	3,707	3,514
Income taxes payable	4,108	7,665
Deferred tax liabilities, net	139	211
Deferred revenue, current portion	901	902
Total current liabilities	52,370	55,661

Long-term indebtedness, net of current portion	40,605	42,588
Deferred revenue, net of current portion	2,180	2,473
Other liabilities	1,649	1,627
Total liabilities	96,804	102,349

Commitments and contingencies	-	-

Stockholders’ equity:
Preferred Stock $0.001 par value; 15,000,000 shares authorized, 0 shares issued and outstanding at June 30, 2008 and December 31, 2007	-	-
Common Stock, $0.001 par value; 100,000,000 shares authorized, 29,807,225 and 29,750,237 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	30	30
Additional paid-in capital	103,134	101,933
Accumulated other comprehensive loss	(1,215)	(1,130)
Retained earnings	79,166	70,326
Total stockholders’ equity	181,115	171,159
Total liabilities and stockholders’ equity	$277,919	$273,508

The accompanying notes are an integral part of these consolidated financial statements.

Emergent BioSolutions Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
Revenues:
Product sales	$42,326	$22,518	$83,830	$47,964
Contracts and grants	1,159	668	2,375	1,670
Total revenues	43,485	23,186	86,205	49,634

Operating expense:
Cost of product sales	8,682	5,842	16,692	11,358
Research and development	17,206	13,342	28,681	28,912
Selling, general and administrative	15,039	12,659	27,097	23,851
Income (loss) from operations	2,558	(8,657)	13,735	(14,487)

Other income (expense):
Interest income	457	599	1,122	1,473
Interest expense	(5)	(21)	(6)	(47)
Other income (expense), net	198	1	184	178
Total other income (expense)	650	579	1,300	1,604

Income (loss) before provision for (benefit from) income taxes	3,208	(8,078)	15,035	(12,883)
Provision for (benefit from) income taxes	1,393	(3,117)	6,194	(5,233)
Net income (loss)	$1,815	$(4,961)	$8,841	$(7,650)

Earnings (loss) per share - basic	$0.06	$(0.17)	$0.30	$(0.27)
Earnings (loss) per share - diluted	$0.06	$(0.17)	$0.30	$(0.27)

Weighted-average number of shares - basic	29,763,872	28,599,405	29,757,055	28,233,897
Weighted-average number of shares - diluted	30,044,691	28,599,405	29,929,709	28,233,897

The accompanying notes are an integral part of these consolidated financial statements.

Emergent BioSolutions Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
	Six Months Ended
	June 30,
	2008	2007
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$8,841	$(7,650)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation expense	986	1,160
Depreciation and amortization	2,262	2,332
Deferred income taxes	(637)	9,297
Gain on disposal of property and equipment	(183)	-
Excess tax benefits from stock-based compensation	-	(6,708)
Changes in operating assets and liabilities:
Accounts receivable	(3,634)	23,934
Inventories	(1,982)	(4,164)
Income taxes	(3,557)	(27,621)
Prepaid expenses and other assets	(1,806)	(1,023)
Accounts payable	1,993	(1,613)
Accrued expenses and other liabilities	(489)	(1,271)
Accrued compensation	(2,187)	420
Deferred revenue	(294)	(680)
Net cash used in operating activities	(687)	(13,587)
Cash flows from investing activities:
Purchases of property, plant and equipment	(12,543)	(27,343)
Issuance of note receivable	(10,000)	-
Net cash used in investing activities	(22,543)	(27,343)
Cash flows from financing activities:
Proceeds from borrowings on long term indebtedness and line of credit	30,000	-
Issuance of common stock subject to exercise of stock options	214	2,419
Principal payments on long term indebtedness and line of credits	(28,622)	(10,154)
Excess tax benefits from stock-based compensation	-	6,708
Net cash provided by (used in) financing activities	1,592	(1,027)

Effect of exchange rate changes on cash and cash equivalents	(85)	(481)

Net decrease in cash and cash equivalents	(21,723)	(42,438)
Cash and cash equivalents at beginning of period	105,730	76,418
Cash and cash equivalents at end of period	$84,007	$33,980

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

The unaudited consolidated financial statements included herein have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2007, as filed with the Securities and Exchange Commission.

In the opinion of the Company’s management, any adjustments contained in the accompanying unaudited consolidated financial statements are of a normal recurring nature, and are necessary to present fairly the financial position of the Company as of June 30, 2008, results of operations for the three and six month periods ended June 30, 2008 and 2007, and cash flows for the six month periods ended June 30, 2008 and 2007. Interim results are not necessarily indicative of results that may be expected for any other interim period or for an entire year.

Note receivable

The Company has entered into a loan and security agreement with Protein Sciences Corporation (“PSC”) to provide a loan to PSC of up to $10 million in conjunction with an agreement pursuant to which the Company would acquire substantially all of the assets of PSC. The loan is secured by substantially all of PSC’s assets, including intellectual property. Under this loan agreement and a related promissory note, PSC had drawn $10 million as of June 30, 2008, and the Company has recorded this as a note receivable. Absent an event of default, the note bears interest at an annual rate of 8%, and is due and payable on the earlier of December 31, 2008 or when the amount becomes due and payable under the terms of the note. As of June 30, 2008, the Company has recorded accrued interest on the note receivable of $134,000, included in prepaid expenses and other current assets.

On July 9, 2008, the Company initiated a lawsuit against the PSC and PSC’s senior management, alleging fraudulent conduct by the senior management and breach of the terms of the PSC’s agreements with the Company. Based on the event of default alleged by the Company, this note has been accelerated and is due and payable immediately, bearing a default interest rate of 11%. The Company has concluded that, according to the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 114, Accounting by Creditors for Impairment of a Loan, the $10 million note receivable is not impaired as of June 30, 2008, and has not recorded a reserve against this note.

Capitalized interest

The Company capitalizes interest in accordance with SFAS No. 34, Capitalization of Interest Cost, based on the cost of major ongoing capital projects which have not yet been placed in service. For each of the three month periods ended June 30, 2008 and 2007, the Company incurred interest expense of $691,000. Of these amounts, the Company capitalized $685,000 and $659,000, respectively. For the six months ended June 30, 2008 and 2007, the Company incurred interest expense of $1.6 million and $1.4 million, respectively. Of these amounts, the Company capitalized $1.6 million and $1.3 million, respectively.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except share and per share data)	2008	2007	2008	2007
Numerator:
Net income (loss)	$1,815	$(4,961)	$8,841	$(7,650)

Denominator:
Weighted-average number of shares—basic	29,763,872	28,599,405	29,757,055	28,233,897
Dilutive securities—stock options	280,819	-	172,654	-
Weighted-average number of shares—diluted	30,044,691	28,599,405	29,929,709	28,233,897

Earnings (loss) per share-basic	$0.06	$(0.17)	$0.30	$(0.27)
Earnings (loss) per share-diluted	$0.06	$(0.17)	$0.30	$(0.27)

Accounting for stock-based compensation

Effective January 1, 2006, the Company adopted the fair value provisions of SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), using the modified prospective method. Under the fair value recognition provisions of SFAS No. 123(R), the Company recognizes stock-based compensation net of an estimated forfeiture rate. The Company accounts for equity instruments issued to non-employees in accordance with Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services.

The Company has utilized the Black-Scholes valuation model for estimating the fair value of all stock options granted. The fair value of each option is estimated on the date of grant. Set forth below are the weighted-average assumptions used in valuing the stock options granted and a discussion of the Company’s methodology for developing each of the assumptions used:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Expected dividend yield	0%	0%	0%	0%
Expected volatility	65%	50%	65%	50%
Risk-free interest rate	2.55%-2.70%	4.51%-5.09%	1.78%-2.71%	4.50%-5.09%
Expected average life of options	3.0 years	3.0 years	3.0 years	3.0 years

•	Expected dividend yield — The Company does not pay regular dividends on its common stock and does not anticipate paying any dividends in the foreseeable future.
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

Comprehensive income (loss)

SFAS No. 130, Reporting Comprehensive Income, requires the presentation of comprehensive income (loss) and its components as part of the financial statements. Comprehensive income (loss) is comprised of net income (loss) and other changes in equity that are excluded from net income (loss). The Company includes gains and losses on intercompany transactions with foreign subsidiaries that are considered to be long-term investments and translation gains and losses incurred when converting its subsidiaries’ financial statements from their functional currency to the U.S. dollar in accumulated other comprehensive income (loss). Comprehensive income for the three and six months ended June 30, 2008 was $1.5 million and $8.8 million, respectively. Comprehensive loss for the three and six months ended June 30, 2007 was $5.3 million and $8.1 million, respectively.

Reclassifications

Certain amounts classified as accrued expenses and other current liabilities in the consolidated balance sheet as of December 31, 2007 have been reclassified as accounts payable to conform to current period presentation.

Recent accounting pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS No. 162 is effective 60 days following the Securities and Exchange Commission approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company anticipates that the adoption of this statement will not have a material impact on its financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 states that entities are required to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The provisions of SFAS No. 161 are effective for fiscal years beginning on or after November 15, 2008, with early adoption encouraged. The Company anticipates that the adoption of this statement will not have a material impact on its financial statements.

In February 2008, the FASB issued a one-year deferral for non-financial assets and liabilities to comply with SFAS No. 157, Fair Value Measurements. The Company adopted SFAS No. 157 for financial assets and liabilities effective January 1, 2008. There was no material effect upon adoption of this accounting pronouncement on the Company’s consolidated results of operations or financial position. The Company does not expect the adoption of SFAS No. 157 as it pertains to non-financial assets and liabilities to have a material impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an Amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements, requires consolidated net income (loss) to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest, establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation, and requires that a parent recognize a gain or loss in net income (loss) when a subsidiary is deconsolidated. The provisions of SFAS No. 160 are effective for fiscal years beginning on or after December 15, 2008. The Company is currently evaluating the impact of the adoption of this statement on its financial statements.

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

In November 2007, the Emerging Issues Task Force (“EITF”) issued EITF No. 07-1, Accounting for Collaborative Arrangements (“EITF No. 07-1”). EITF No. 07-1 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. The provisions of EITF No. 07-1 are effective for fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years. EITF No. 07-1 shall be applied to all periods presented for all collaborative arrangements existing as of the effective date. The Company is currently evaluating the impact of the adoption of this statement on its financial statements.

2.	Inventories

Inventories consist of the following:

	June 30,	December 31,
(in thousands)	2008	2007
Raw materials and supplies	$2,698	$2,463
Work-in-process	16,131	11,483
Finished goods	50	2,951
Total inventories	$18,879	$16,897

3.	Property, plant and equipment

Property, plant and equipment consist of the following:

	June 30,	December 31,
(in thousands)	2008	2007
Land and improvements	$4,866	$4,974
Buildings and leasehold improvements	29,897	26,410
Furniture and equipment	21,046	19,626
Software	6,291	5,866
Construction-in-progress	76,261	71,129
	138,361	128,005
Less: Accumulated depreciation and amortization	(19,996)	(17,787)
Total property, plant and equipment, net	$118,365	$110,218

4.	Stock options

As of June 30, 2008, the Company has two stock-based employee compensation plans, the Emergent BioSolutions Inc. 2006 Stock Incentive Plan (the “2006 Plan”) and the Emergent BioSolutions Employee Stock Option Plan (the “2004 Plan”) (together, the “Emergent Plans”), under which the Company has granted options to purchase shares of Common Stock. The Emergent Plans have both incentive and non-qualified stock option features.

The 2006 Plan contains an “evergreen provision” that allows for increases in the number of shares authorized for issuance under the 2006 Plan in the first and third quarter of each year from 2007 through 2009. An aggregate of 2,976,932 shares of Common Stock are authorized for issuance under the 2006 Plan as of June 30, 2008, and options to purchase a total of 2,630,851 shares of Common Stock under the 2006 Plan are outstanding as of June 30, 2008. Following the closing of the Company’s initial public offering in November 2006, the Company no longer grants options pursuant to the 2004 Plan.

Each option granted under the Emergent Plans becomes exercisable as specified in the relevant option agreement, and no option can be exercised after ten years from the date of grant. The following is a summary of stock option plan activity:

	2006 Plan		2004 Plan
	Number of Shares	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2007	1,380,111	$9.77	666,519	$6.04
Granted	1,384,540	7.23	-	-
Exercised	(3,400)	10.13	(53,588)	3.36
Forfeited	(130,400)	8.73	(19,181)	10.28
Outstanding at June 30, 2008	2,630,851	$8.48	593,750	$6.15	$6,924,612
Exercisable at June 30, 2008	373,926	$10.18	531,416	$5.52	$2,602,235

Stock-based compensation expense was recorded in the following financial statement line items:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2008	2007	2008	2007
Cost of product sales	$28	$19	$46	$34
Research and development	133	90	226	175
Selling, general and administrative	595	522	714	951
Total stock-based compensation expense	$756	$631	$986	$1,160

5.	Income taxes

Significant components of the provision for (benefit from) income taxes attributable to operations consist of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2008	2007	2008	2007
Current:
Federal	$2,576	$(5,004)	$6,616	$(7,956)
State	(48)	69	215	103
Total current	2,528	(4,935)	6,831	(7,853)
Deferred:
Federal	(1,285)	1,568	(897)	2,343
State	150	250	260	277
Total deferred	(1,135)	1,818	(637)	2,620
Total provision for (benefit from) income taxes	$1,393	$(3,117)	$6,194	$(5,233)

The estimated effective annual tax rate for the six months ended June 30, 2008 and 2007 was 41%.

The Company’s federal and state income tax returns for the tax years 2007 to 2004 remain open to examination. The Company’s tax returns in the United Kingdom remain open to examination for the tax years 2007 to 2001, and tax returns in Germany remain open indefinitely.

In July 2008, the Company was notified by the Internal Revenue Service that the federal income tax return for the 2006 tax year has been selected for a limited scope audit. A federal income tax audit of the Company's tax return for the 2005 tax year was completed in March 2008. As a result of that audit, the Company paid an assessment of $450,000, including $55,000 of interest.

6.       Litigation

On July 9, 2008, the Company filed suit against PSC, Daniel D. Adams and Manon M.J. Cox in the Supreme Court of the State of New York alleging fraudulent inducement in connection with the asset purchase agreement and related loan agreement entered into between the Company and PSC, breach of the asset purchase agreement, loan agreement and related letter of intent, breach of the duty of good faith and fair dealing and unfair business practices. The Company is seeking money damages of no less than $13 million, punitive damages, declaratory judgment that the Company has no further funding obligations to PSC, injunctive relief associated with PSC's misappropriation of funds provided by the Company and injunctive relief to protect the collateral for the loan, and other appropriate relief.

On July 29, 2008, PSC announced that it has terminated the asset purchase agreement for alleged breach of the Company’s obligation to continue to provide funding and to preserve confidentiality. Additionally, PSC asserted in an earlier communication to the Company that the Company is liable for a break-up fee of $1.5 million, that this liability reduces the balance of the loan due to the Company from $10 million to $8.5 million and that PSC does not believe that the note is due until December 31, 2008.  The Company disputes PSC's position and contends that PSC has defaulted on the loan, breached the contract, has no right to terminate the asset purchase agreement and is required to repay the $10 million loan immediately.

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

The Company reports financial information for two business segments: biodefense and commercial. In the biodefense business, the Company develops, manufactures and commercializes products for use against biological agents that are potential weapons of bioterrorism. Revenues in this segment relate primarily to the Company’s FDA-approved product, BioThrax. In the commercial business, the Company develops products for use against infectious diseases that have resulted in significant unmet or underserved medical needs. Revenues in this segment consist predominantly of milestone payments and development and grant revenues received under collaboration and grant arrangements. The “All Other” segment relates to the general operating costs of the Company and includes costs of the centralized services departments, which are not allocated to the other segments, as well as spending on product candidates or activities that are not classified as biodefense or commercial. The assets in this segment consist of cash and fixed assets.

	Reportable Segments
(in thousands)	Biodefense	Commercial	All Other	Total
Six Months Ended June 30, 2008
External revenue	$84,483	$1,576	$146	$86,205
Inter-segment revenue (expense)	-	-	-	-
Research and development	13,089	13,821	1,771	28,681
Interest income	-	-	1,122	1,122
Interest expense	-	-	(6)	(6)
Depreciation and amortization	1,526	543	193	2,262
Net income (loss)	32,408	(19,725)	(3,842)	8,841
Assets	154,696	23,456	99,767	277,919
Expenditures for long-lived assets	11,523	419	601	12,543
Six Months Ended June 30, 2007
External revenue	$47,964	$1,670	$-	$49,634
Inter-segment revenue	-	-	-	-
Research and development	16,322	11,551	1,039	28,912
Interest income	-	-	1,473	1,473
Interest expense	-	-	(47)	(47)
Depreciation and amortization	1,685	444	203	2,332
Net income (loss)	9,353	(13,533)	(3,470)	(7,650)
Assets	126,462	16,425	64,109	206,996
Expenditures for long-lived assets	25,251	632	1,460	27,343

The accounting policies of the segments are the same as those described in Note 1 — Summary of significant accounting policies. There are no inter-segment transactions.

8.       Related party transactions

The Company has engaged Wilmer Cutler Pickering Hale and Dorr LLP ("WilmerHale") to provide certain legal services to the Company. The Company's Senior Vice President, Legal Affairs and General Counsel is married to a partner at WilmerHale, who has not participated in providing legal services to the Company. The Company has incurred fees for legal services rendered by WilmerHale of approximately $257,000 and $544,000, respectively, for the six months ended June 30, 2008 and 2007. Of this amount, approximately $166,000 and $199,000, respectively, remained in accounts payable at June 30, 2008 and 2007.

The Company entered into a marketing arrangement in 2008 with an entity controlled by family members of the Chief Executive Officer to market and sell BioThrax. The contract requires a payment of 17.5% of net sales and reimbursement of certain expenses for certain countries in the Middle East and North Africa, excluding countries to which export is prohibited by the U.S. government. No royalty payments under this agreement have been triggered for the six months ended June 30, 2008 and 2007. During the six months ended June 30, 2008, the Company paid the same entity a $70,000 settlement related to a previously terminated agreement.

The Company has entered into consulting and transportation arrangements with various persons or entities affiliated with the Chief Executive Officer and a member of the Company’s Board of Directors. At June 30, 2008 and 2007, $5,000 and $2,000, respectively, remained in accounts payable for these services. For the six months ended June 30, 2008 and 2007, the Company paid approximately $90,000 and $93,000, respectively, to an entity affiliated with a member of the Company’s Board of Directors for corporate strategic issues consultation and directed project support to the marketing and communications group. For the six months ended June 30, 2008 and 2007, the Company paid approximately $15,000 and $17,000, respectively, to an entity owned by the Chief Executive Officer for transportation and logistical support.

9.	Asset purchase agreement

On May 2, 2008, the Company and VaxGen, Inc. (“VaxGen”) entered into an asset purchase agreement in which the Company acquired all assets and rights related to a recombinant protective antigen anthrax vaccine product candidate and related technology from VaxGen, in exchange for consideration of $2 million upon execution of the definitive agreement, up to an additional $8 million in milestone payments, and specified percentages of future net sales. The $2 million was paid to VaxGen in May 2008, and has been recorded as research and development expense.

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

Overview

We are a leading biopharmaceutical company focused on the development, manufacture and commercialization of immune related biologics products, consisting of vaccines and therapeutics that assist the body’s immune system to prevent or treat disease. We develop vaccines and therapeutics for use against biological agents that are potential weapons of bioterrorism and biowarfare and against infectious diseases that have resulted in significant unmet or underserved medical public health needs. We manufacture and market BioThrax® (Anthrax Vaccine Adsorbed), the only vaccine approved by the U.S. Food and Drug Administration, or FDA, for the prevention of anthrax infection. We use internally generated cash flows from the sale of BioThrax to substantially fund the development of our product pipeline. We also seek to obtain marketed products and development stage product candidates through acquisitions and licensing arrangements with third parties. We operate in two business segments, biodefense and commercial.

Our biodefense business focuses on vaccines and therapeutics for use against biological agents that are potential weapons of bioterrorism or biowarfare. Our product candidates are focused on two specific biological agents: anthrax and botulinum. Within our anthrax product portfolio, in addition to our marketed vaccine, BioThrax, we are developing the following: i) a recombinant protective antigen anthrax vaccine acquired in May 2008 from VaxGen, Inc.; ii) next generation anthrax vaccines; iii) an anthrax immune globulin therapeutic and, iv) a recombinant anthrax monoclonal antibody therapeutic. Within our botulinum product portfolio, we are developing a recombinant botulinum vaccine and a botulinum toxoid vaccine.

Our commercial business focuses on vaccines and therapeutics for use against infectious diseases and other medical conditions that have resulted in significant unmet or underserved public health needs. Our product candidates include the following: i) typhoid vaccine; ii) hepatitis B therapeutic vaccine; iii) group B streptococcus vaccine; and, iv) chlamydia vaccine. On July 23, 2008, we entered into a joint venture with the University of Oxford pursuant to which we acquired the rights to commercialize a tuberculosis vaccine candidate currently in Phase II clinical trials.

Our biodefense business has generated net income for each of the last five fiscal years and for the six months ended June 30, 2008. Our commercial business has generated revenue through development contract and grant funding. None of our commercial product candidates has received marketing approval and, therefore, our commercial business has not generated any product sales revenues. As a result, our commercial business has incurred a net loss for each of the last five fiscal years and for the six months ended June 30, 2008.

Product Sales

We have derived substantially all of our product sales revenues from BioThrax sales to the U.S. Department of Defense, or DoD, and the U.S. Department of Health and Human Services, or HHS, and expect for the foreseeable future to continue to derive substantially all of our product sales revenues from the sales of BioThrax to the U.S. government. Our total revenues from BioThrax sales were $83.8 million and $48.0 million for the six months ended June 30, 2008 and 2007, respectively. We are focused on increasing sales of BioThrax to U.S. government customers, expanding the market for BioThrax to other customers domestically and internationally and pursuing label expansions and improvements for BioThrax.

Contracts and Grants

We typically advance development of our biodefense product candidates only with external funding, and may slow down or place development programs on hold during periods that are not covered by external funding. We are developing our anthrax immune globulin therapeutic candidate in part with funding from the National Institute of Allergy and Infectious Diseases, or NIAID. We have entered into collaboration agreements with the UK Health Protection Agency, or HPA, for the development of our botulinum vaccine candidates. NIAID recently awarded grants to support development of our recombinant botulinum vaccine and next generation anthrax vaccine candidates. The Wellcome Trust has provided funding for the Phase I and Phase II clinical trials of our typhoid vaccine candidate and we expect this funding to continue for our Phase IIb trials.

We continue to actively pursue additional government sponsored development grants as well as encouraging both governmental and non-governmental agencies and philanthropic organizations to provide development funding, and/or to conduct clinical studies of these our product candidates.

Manufacturing Infrastructure

We conduct our primary vaccine manufacturing operations at a multi-building campus on approximately 12.5 acres in Lansing, Michigan. To augment our existing manufacturing capabilities, we have constructed a new 50,000 square foot manufacturing facility on our Lansing campus. We expect the facility to cost approximately $75 million when complete, including approximately $55 million for the building and associated capital equipment, with the balance related to qualification and validation activities required for regulatory approval and initiation of commercial manufacturing. We have incurred costs of approximately $69 million for these purposes through June 30, 2008. We have completed construction of this facility, and are conducting qualification and validation activities required for regulatory approval.

This new facility is a large scale manufacturing plant that we can use to produce multiple fermentation-based vaccine products, subject to complying with appropriate change-over procedures. We anticipate that we will produce consistency lots and initiate large scale manufacturing of BioThrax at the new Lansing facility in 2009, prior to the receipt of licensure of the facility. It is possible that issues could be raised during the licensure process that could result in an inability to use product manufactured prior to licensure.

We also own two buildings in Frederick, Maryland that are available to support our future manufacturing requirements. We have incurred costs of approximately $4 million through June 30, 2008 related to initial engineering design and preliminary utility build out of one of these buildings. Because we are in the preliminary planning stages of our Frederick build out, we cannot reasonably estimate the timing and costs that would be necessary to complete this project. If we proceed with this project, we expect the costs to be substantial and to likely require external sources of funds to finance the project. We may elect to lease all or a substantial portion of, or sell, one of these facilities to third parties.

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

Under a collaboration agreement that we entered into with Sanofi Pasteur in May 2006 for our meningitis B vaccine candidate, we received an upfront license fee and are entitled to additional payments for development work under the collaboration and upon achieving contractually defined development and commercialization milestones. We evaluated the various components of the collaboration in accordance with Emerging Issues Task Force Issue, or EITF, No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, or EITF No. 00-21, which addresses whether, for revenue recognition purposes, there is one or several units of accounting in an arrangement. We concluded that under EITF No. 00-21, the license fee and the development work under our agreement with Sanofi Pasteur should be accounted for as a single unit of accounting. We recognize amounts received under this agreement over the estimated development period as we perform services. We recorded the amount of the upfront license fee as deferred revenue. We are recognizing this revenue over the estimated development period under the contract, currently estimated at seven years, as adjusted from time to time for any delays or acceleration in the development of the product candidate. Under the collaboration agreement, we are entitled to payments up to specified levels for development work we perform on behalf of Sanofi Pasteur. Through the first quarter 2008, we generally invoiced Sanofi Pasteur in advance of each quarter for the estimated work to occur in the upcoming quarter. We recorded the invoice amount as deferred revenue and, as services were completed, recognized the amount of the related deferred revenue as period revenues. Beginning in the second quarter of 2008, we invoice Sanofi Pasteur monthly in arrears, and recognize revenue in the period in which the associated costs are incurred. Under the collaboration agreement, we also will be entitled to royalty payments on any future net sales of this product candidate.

From time to time, we are awarded reimbursement contracts for services and development grant contracts with government entities and non-government and philanthropic organizations. Under these contracts, we typically are reimbursed for our costs in connection with specific development activities and may also be entitled to additional fees. We record the reimbursement of our costs and any associated fees as contracts and grants revenue and the associated costs as research and development expense. We issue invoices under these contracts after we incur the reimbursable costs. We recognize revenue upon incurring the reimbursable costs.

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

Income Taxes

We account for income taxes in accordance with Statement of Financial Accounting Standards, or SFAS, No. 109, Accounting for Income Taxes, or SFAS No. 109. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are determined based on the differences between the financial reporting and the tax bases of assets and liabilities and are measured using the tax rates and laws that are expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A net deferred tax asset or liability is reported on the balance sheet. Our deferred tax assets include the unamortized portion of in-process research and development expenses, the anticipated future benefit of the net operating losses that we have incurred and other timing differences between the financial reporting basis of assets and liabilities.

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

Financial Operations Overview

Revenues

Between May 2005 and February 2007, we supplied 10.0 million doses of BioThrax to HHS for inclusion in the Strategic National Stockpile, or SNS, under a base contract for 5.0 million doses for a fixed price of $123 million and a contract modification for an additional 5.0 million doses for a fixed price of $120 million. We completed delivery of all doses to HHS under the base contract and its modification in February 2007.

On September 25, 2007, we entered into an agreement with HHS to supply 18.75 million doses of BioThrax to HHS for placement into the SNS. The term of the agreement is from September 25, 2007 through September 24, 2010. The first 5.5 million doses delivered under this contract were sold to HHS at a discounted price, as specified in the contract, due to the limited remaining shelf-life for those specific doses. This discounted price does not apply to the final 13.25 million doses under the contract. The firm fixed price for the 18.75 million doses, including the discount, is $400 million in the aggregate. Through June 30, 2008, we have delivered approximately 10 million doses under this contract.

If we receive FDA approval of our pending application to extend the expiry dating of BioThrax from three years to four years, HHS has agreed to increase the price per dose under the agreement for 13.25 million doses sold under this contract. In that event, HHS would make a lump sum payment to us reflecting an increase in the price per dose for specified doses delivered prior to such approval and pay an increased price per dose for doses delivered following the date of such approval. The aggregate value of such price adjustment is $34 million. If we do not receive FDA approval of four-year expiry dating during the term of the agreement there will be no adjustment in the price per dose under the agreement. Under this agreement, we have also agreed to provide all shipping services related to delivery of doses into the SNS over the term of the agreement, for which HHS has agreed to pay approximately $2.2 million. We invoice HHS for each delivery upon acceptance of BioThrax doses delivered into the SNS. The agreement also provides for HHS to pay up to $11.5 million in milestone payments in connection with us advancing a program to obtain a post-exposure prophylaxis indication for BioThrax. These funds are payable upon achievement of specific program milestones. In October 2007, we achieved the initial milestone and invoiced HHS for $8.8 million. We received this payment from HHS and revenue was recognized in November 2007.

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

We believe that the DoD has a continued commitment to procure BioThrax for its active immunization program. We believe that, as a result of an October 2007 Presidential Directive, or Presidential Directive, that outlines that U.S. government’s objective to enhance coordination and cooperation among federal agencies with respect to countermeasure procurement and stockpile management, in the future the DoD will likely procure additional doses of BioThrax to satisfy ongoing requirements for its active immunization program directly from the SNS. We anticipate that we will enter into a separate contract with the U.S. government for the procurement of additional doses of BioThrax in connection with the satisfaction of DoD’s requirements.

In May 2006, we entered into a collaboration agreement with Sanofi Pasteur, which was amended in June 2008, relating to the development and commercialization of our meningitis B vaccine candidate, under which we granted Sanofi Pasteur an exclusive, worldwide license under our proprietary technology to develop and commercialize our meningitis B vaccine candidate and received a $3.8 million upfront license fee. This agreement also provides for a series of milestone payments upon the achievement of specified development and commercialization objectives, payments for development work under the collaboration and royalties on net sales of this product. If these objectives are not met, we will not receive these milestone payments. We defer the upfront license fee, milestone payments and development reimbursement payments under this agreement, and record revenue in accordance with our revenue recognition policies.

In September 2007, we received a development contract from NIAID, valued at up to $9.5 million, in support of non-clinical and clinical studies of our anthrax immune globulin therapeutic candidate. Under terms of the development contract, we will use the funds to conduct various studies on this product candidate, including non-clinical efficacy studies and clinical trials. Through June 30, 2008, we have invoiced $453,000 under this contract. In July 2008, we were awarded two grants from NIAID, totaling over $4.5 million, to support development of our recombinant botulinum vaccine and next generation anthrax vaccine candidates.

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

We determine the cost of product sales for doses sold during a reporting period based on the average manufacturing cost per dose in the period those doses were manufactured. We calculate the average manufacturing cost per dose in the period of manufacture by dividing the actual costs of manufacturing in such period by the number of units produced in that period. In addition to the fixed and variable manufacturing costs described above, the average manufacturing cost per dose depends on the efficiency of the manufacturing process, utilization of available manufacturing capacity and the production yield for the period of production.

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

We believe that significant investment in product development is a competitive necessity and plan to continue these investments in order to be in a position to realize the potential of our product candidates. We expect that development spending for our product pipeline will increase as our product development activities continue based on continual advancement of our product candidates, and as we prepare for regulatory submissions and other regulatory activities. We expect that the magnitude of any increase in our research and development spending will be dependent upon such factors as the results from our ongoing preclinical studies and clinical trials, the size, structure and duration of any follow on clinical program that we may initiate, costs associated with manufacturing our product candidates on a large scale basis for later stage clinical trials, our ability to use data generated by government agencies, such as the ongoing studies with BioThrax being conducted by the Centers for Disease Control and Prevention, or CDC, and our ability to rely upon and utilize clinical and non-clinical data, such as the data generated by CDC from use of the pentavalent botulinum toxoid vaccine previously manufactured by the State of Michigan.

In July 2008, we entered into a joint venture with the University of Oxford and certain Oxford University researchers and a license agreement with the joint venture pursuant to which we obtained rights to develop, manufacture and commercialize pharmaceutical compositions intended to prevent or treat mycobacterium tuberculosis in humans in developed countries.

We periodically examine our portfolio of product candidates to optimize the allocation of resources in future periods among our existing development programs. As a result of this portfolio reprioritization, given our current resources, the long timelines for clinical development, and the potential value we can extract from the asset, we have decided to explore monetization alternatives for our group B streptococcus vaccine candidate. Additionally, we have ceased enrollment in the Phase II clinical trial of our hepatitis B candidate currently being conducted in the UK and Serbia as a result of recruiting difficulties related to the standard of care in the developed world. We are currently seeking to identify alternative trial sites in endemic areas of the world where we hope recruitment will be more successful. As a result we expect that associated research costs for our group B streptococcus and hepatitis B vaccine candidates will be reduced for the foreseeable future.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of salaries and other related costs for personnel serving the executive, sales and marketing, business development, finance, accounting, information technology, legal and human resource functions. Other costs include facility costs not otherwise included in cost of product sales or research and development expense and professional fees for legal and accounting services. We currently market and sell BioThrax directly to HHS with a small, targeted marketing and sales group. As we seek to broaden the market for BioThrax and if we receive marketing approval for additional products, we expect that we will increase our spending for marketing and sales activities.

Total Other Income (Expense)

Total other income (expense) consists principally of interest income and interest expense. We earn interest income on our cash and cash equivalents, and we incur interest expense on our indebtedness. We capitalize interest expense in accordance with SFAS No. 34, Capitalization of Interest Cost, based on the cost of major ongoing projects which have not yet been placed in service, such as our new manufacturing facility. Our total interest cost will increase in future periods as compared to prior periods as a result of the term loan that we entered into in June 2007, as well as any borrowings under our revolving line of credit. In addition, some of our existing debt arrangements provide for increasing amortization of principal payments in future periods. See “Liquidity and Capital Resources — Debt Financing” for additional information.

Results of Operations

Quarter Ended June 30, 2008 Compared to Quarter Ended June 30, 2007

Revenues

Product sales revenues increased by $19.8 million, or 88%, to $42.3 million for the three months ended June 30, 2008 from $22.5 million for the three months ended June 30, 2007. This increase in product sales revenues was primarily due to a 98% increase in the number of doses of BioThrax delivered, partially offset by a 5% decrease in the average sales price per dose. Product sales revenues for the three months ended June 30, 2008 consisted of BioThrax sales to HHS of $41.9 million and aggregate international and other sales of $370,000. Product sales revenues for the three months ended June 30, 2007 consisted of BioThrax sales to the DoD of $22.5 million.

Contracts and grants revenues increased by $491,000, or 74%, to $1.2 million for the three months ended June 30, 2008 from $668,000 for the three months ended June 30, 2007. Contracts and grants revenues for the three months ended June 30, 2008 consisted of $779,000 from the Sanofi Pasteur collaboration, related to recognition of deferred revenue associated with the upfront payment received in 2006 as well as development service revenue, and $380,000 from NIAID. Contracts and grants revenues for the three months ended June 30, 2007 consisted of $668,000 in amortization of the upfront payment received in 2006 and development program revenue from the Sanofi Pasteur collaboration.

Cost of Product Sales

Cost of product sales increased by $2.8 million, or 49%, to $8.7 million for the three months ended June 30, 2008 from $5.8 million for the three months ended June 30, 2007. This increase was attributable to a 98% increase in the number of doses of BioThrax delivered, partially offset by decreased costs associated with improved production yield.

Research and Development Expense

Research and development expenses increased by $3.9 million, or 29%, to $17.2 million for the three months ended June 30, 2008 from $13.3 million for the three months ended June 30, 2007. This increase reflects higher contract service costs and asset and technology aquisition costs, and includes increased expenses of $2.6 million on product candidates that are categorized in the biodefense segment, $918,000 on product candidates categorized in the commercial segment and $379,000 in other research and development expenses, which are in support of technology platforms and central research and development activities.

The increase in spending on biodefense product candidates, detailed in the table below, was attributable to the timing of development efforts on various programs as we completed various studies and prepared for subsequent studies and trials. The increase in spending for BioThrax enhancements is related to preparing for and conducting clinical and non-clinical efficacy studies to support applications for marketing approval of these enhancements, which we expect to submit to the FDA in late 2009 or 2010. The spending for the recombinant protective antigen anthrax vaccine was primarily due to the purchase of this vaccine candidate and related technology from VaxGen, Inc., or VaxGen, in May 2008. The increase in spending for the next generation anthrax vaccines program resulted from feasibility studies and formulation development of product candidates. The decrease in spending in our anthrax immune globulin therapeutic program was primarily due to costs related to plasma collection incurred in 2007 that did not recur in 2008. The decrease in spending for the botulinum vaccine candidates resulted from advancing this program to the process development stage and the manufacture of clinical trial material in 2007. We continue to assess, and may alter, our future development plans for our products based on the interest of the U.S. government or other non-governmental and philanthropic organizations in providing funding for further development or procurement.

The increase in spending on commercial product candidates, detailed in the table below, primarily reflects additional personnel and contracted services. The increase in spending for our typhoid vaccine candidate resulted from the manufacture of clinical material and preparing for and conducting a Phase IIb study in the U.S. which commenced in the second quarter of 2008. The decrease in spending for our hepatitis B therapeutic vaccine candidate resulted from the cessation of new patient enrollment for our ongoing Phase II clinical trial. The spending for our group B streptococcus vaccine candidate resulted from preparing for Phase I clinical trials for two of the protein components of the vaccine candidate, which we have since decided to not proceed with. Both our chlamydia and meningitis B vaccine candidates are in preclinical development.

The increase in other research and development expenses was primarily attributable to spending associated with product development programs that we acquired in the acquisition of ViVacs GmbH, or Vivacs, in July 2006.

Our principal research and development expenses for the three months ended June 30, 2008 and 2007 are shown in the following table:

	Three Months Ended
	June 30,
(in thousands)	2008	2007

Biodefense:
BioThrax enhancements	$2,142	$1,172
Recombinant protective antigen anthrax vaccine	2,636	-
Next generation anthrax vaccines	1,612	436
Anthrax immune globulin therapeutic	1,615	2,006
Anthrax monoclonal antibody therapeutic	50	-
Botulinum vaccines	743	2,617
Total biodefense	8,798	6,231
Commercial:
Typhoid vaccine	4,185	2,738
Hepatitis B therapeutic vaccine	910	1,327
Group B streptococcus vaccine	1,790	1,431
Chlamydia vaccine	187	939
Meningitis B vaccine	411	130
Total commercial	7,483	6,565
Other	925	546
Total	$17,206	$13,342

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $2.4 million, or 19%, to $15.0 million for the three months ended June 30, 2008 from $12.7 million for the three months ended June 30, 2007. The increase in selling, general and administrative expenses was driven by an increase in our headquarters and staff organization to support the overall growth of our business, and primarily reflects an increase of approximately $2.1 million resulting from the addition of personnel and increased legal and other professional services for our headquarters organization and an increase of $240,000 in sales and marketing expenses related to the growth of our staff and an increase in our sales and marketing activities. The majority of the expense is attributable to the biodefense segment, in which selling, general and administrative expenses increased by $1.9 million, or 19%, to $11.7 million for the three months ended June 30, 2008 from $9.8 million for the three months ended June 30, 2007. Selling, general and administrative expenses related to our commercial segment increased by $493,000, or 17%, to $3.4 million for the three months ended June 30, 2008 from $2.9 million for the three months ended June 30, 2007.

Total Other Income (Expense)

Total other income (expense) increased by $71,000, or 12%, to $650,000 for the three months ended June 30, 2008 from $579,000 for the three months ended June 30, 2007. This increase resulted primarily from a increase in other income (expense) of $197,000 related to a gain on the sale of undeveloped land adjacent to our Lansing facility and a decrease in interest expense of $16,000, partially offset by a decrease in interest income of $142,000 as a result of lower investment returns related to decreases in interest rates.

Income Taxes

Provision for (benefit from) income taxes increased by $4.5 million to a provision for income taxes of $1.4 million for the three months ended June 30, 2008 from a benefit from income taxes of $3.1 million for the three months ended June 30, 2007. The provision for income taxes for the three months ended June 30, 2008 resulted primarily from our income before provision for income taxes of $3.2 million and an effective tax rate of 43%. The benefit from income taxes for the three months ended June 30, 2007 resulted primarily from our loss before benefit from income taxes of $8.1 million and an effective tax rate of 39%. The increase in the effective tax rate is due primarily to the impact of the expiration of the research and development tax credit effective December 31, 2007. The benefit from income taxes for the three months ended June 30, 2007 also reflects research and development tax credits of $289,000.

Results of Operations

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Revenues

Product sales revenues increased by $35.9 million, or 75%, to $83.8 million for the six months ended June 30, 2008 from $48.0 million for the six months ended June 30, 2007. This increase in product sales revenues was primarily due to a 82% increase in the number of doses of BioThrax delivered, partially offset by a 4% decrease in the average sales price per dose. Product sales revenues for the six months ended June 30, 2008 consisted of BioThrax sales to HHS of $83.1 million and aggregate international and other sales of $758,000. Product sales revenues for the six months ended June 30, 2007 consisted of BioThrax sales to HHS of $21.7 million and sales to the DoD of $26.2 million.

Contracts and grants revenues increased by $705,000, or 42%, to $2.4 million for the six months ended June 30, 2008 from $1.7 million for the six months ended June 30, 2007. Contracts and grants revenues for the six months ended June 30, 2008 consisted of $1.6 million from the Sanofi Pasteur collaboration, related to recognition of deferred revenue associated with the upfront payment received in 2006 as well as development service revenue, and $799,000 from NIAID. Contracts and grants revenues for the six months ended June 30, 2007 consisted of $1.7 million in amortization of the upfront payment received in 2006 and development program revenue from the Sanofi Pasteur collaboration.

Cost of Product Sales

Cost of product sales increased by $5.3 million, or 47%, to $16.7 million for the six months ended June 30, 2008 from $11.4 million for the six months ended June 30, 2007. This increase was attributable to a 82% increase in the number of doses of BioThrax delivered, partially offset by decreased costs associated with improved production yield.

Research and Development Expense

Research and development expenses decreased by $231,000, or 1%, to $28.7 million for the six months ended June 30, 2008 from $28.9 million for the six months ended June 30, 2007. This decrease reflects lower contract service costs, and includes decreased expenses of $3.2 million on product candidates that are categorized in the biodefense segment, partially offset by increased expenses of $2.3 million on product candidates categorized in the commercial segment and $732,000 in other research and development expenses, which are in support of technology platforms and central research and development activities.

The decrease in spending on biodefense product candidates, detailed in the table below, was attributable to the timing of development efforts on various programs as we completed various studies and prepared for subsequent studies and trials. The spending for BioThrax enhancements is related to preparing for and conducting clinical and non-clinical efficacy studies to support applications for marketing approval of these enhancements, which we expect to submit to the FDA in late 2009 or 2010. The spending for the recombinant protective antigen anthrax vaccine was primarily due to the purchase of this vaccine candidate and related technology from VaxGen in May 2008. The increase in spending in our next generation anthrax vaccines program resulted from feasibility studies and formulation development of product candidates. The decrease in spending in our anthrax immune globulin therapeutic program was primarily due to costs related to plasma collection incurred in early 2007 that did not recur in 2008. The spending for the anthrax monoclonal therapeutic program was primarily due to the purchase of this vaccine candidate and related technology from Avanir Pharmaceuticals, Inc. in March 2008. The decrease in spending for the botulinum vaccine candidates resulted from advancing this program to the process development stage and the manufacture of clinical trial material in 2007. We continue to assess, and may alter, our future development plans for our products based on the interest of the U.S. government or other non-governmental organizations in providing funding for further development or procurement.

The increase in spending on commercial product candidates, detailed in the table below, primarily reflects additional personnel and contracted services. The increase in spending for our typhoid vaccine candidate resulted from the manufacture of clinical material and initiating and conducting a Phase IIb study in the U.S. in the second quarter 2008. The decrease in spending for our hepatitis B therapeutic vaccine candidate resulted from the cessation of new patient enrollment from our ongoing Phase II clinical trial. The increase in spending for our group B streptococcus vaccine candidate resulted from preparing for Phase I clinical trials for two of the protein components of the vaccine candidate, which we have since decided not to proceed with. Both our chlamydia and meningitis B vaccine candidates are in preclinical development.

The increase in other research and development expenses was primarily attributable to spending associated with product development programs that we acquired in the acquisition of ViVacs, in July 2006.

Our principal research and development expenses for the six months ended June 30, 2008 and 2007 are shown in the following table:

	Six Months Ended
	June 30,
(in thousands)	2008	2007

Biodefense:
BioThrax enhancements	$3,084	$3,201
Recombinant protective antigen anthrax vaccine	2,636	-
Next generation anthrax vaccines	2,808	1,147
Anthrax immune globulin therapeutic	2,361	5,800
Anthrax monoclonal antibody therapeutic	250	-
Botulinum vaccines	1,950	6,174
Total biodefense	13,089	16,322
Commercial:
Typhoid vaccine	6,477	4,522
Hepatitis B therapeutic vaccine	1,815	2,468
Group B streptococcus vaccine	3,961	2,580
Chlamydia vaccine	755	1,394
Meningitis B vaccine	813	587
Total commercial	13,821	11,551
Other	1,771	1,039
Total	$28,681	$28,912

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $3.2 million, or 14%, to $27.1 million for the six months ended June 30, 2008 from $23.9 million for the six months ended June 30, 2007. The increase in selling, general and administrative expenses was driven by an increase in our headquarters and staff organization to support the overall growth of our business, and primarily reflects an increase of approximately $2.8 million resulting from the addition of personnel and increased legal and other professional services for our headquarters organization and an increase of $401,000 in sales and marketing expenses related to the growth of our staff and an increase in our sales and marketing activities. The majority of the expense is attributable to the biodefense segment, in which selling, general and administrative expenses increased by $2.3 million, or 12%, to $20.9 million for the six months ended June 30, 2008 from $18.6 million for the six months ended June 30, 2007. Selling, general and administrative expenses related to our commercial segment increased by $931,000, or 18%, to $6.2 million for the six months ended June 30, 2008 from $5.2 million for the six months ended June 30, 2007.

Total Other Income (Expense)

Total other income decreased by $304,000, or 19%, to $1.3 million for the six months ended June 30, 2008 from $1.6 million for the six months ended June 30, 2007. This decrease resulted primarily from a decrease in interest income of $351,000 as a result of lower investment returns related to decreases in interest rates, partially offset by a decrease in interest expense of $41,000.

Income Taxes

Provision for (benefit from) income taxes increased by $11.4 million to a provision for income taxes of $6.2 million for the six months ended June 30, 2008 from a benefit from income taxes of $5.2 million for the six months ended June 30, 2007. The provision for income taxes for the six months ended June 30, 2008 resulted primarily from our income before provision for income taxes of $15.0 million and an effective tax rate of 41%. The benefit from income taxes for the six months ended June 30, 2007 resulted primarily from our loss before benefit from income taxes of $12.9 million and an effective tax rate of 41%. The benefit from income taxes for the six months ended June 30, 2007 also reflects research and development tax credits of $515,000.

Liquidity and Capital Resources

Sources of Liquidity

We require cash to meet our operating expenses and for capital expenditures, acquisitions and principal and interest payments on our debt. We have funded our cash requirements from inception through June 30, 2008 principally with a combination of revenues from BioThrax product sales, debt financings and facilities and equipment leases, revenues under our collaboration agreement with Sanofi Pasteur, development funding from government entities and non-government and philanthropic organizations, the net proceeds from our initial public offering and, to a lesser extent, from the sale of our common stock upon exercise of stock options. We have operated profitably for each of the years in the five year period ended December 31, 2007 and the six months ended June 30, 2008.

As of June 30, 2008, we had cash and cash equivalents of $84.0 million.

Cash Flows

The following table provides information regarding our cash flows for the six months ended June 30, 2008 and 2007:

	Six Months Ended
	June 30,
(in thousands)	2008	2007
Net cash provided by (used in):
Operating activities(1)	$(772)	$(14,068)
Investing activities	(22,543)	(27,343)
Financing activities	1,592	(1,027)
Total net cash used	$(21,723)	$(42,438)

(1) Includes the effect of exchange rate changes on cash and cash equivalents.

Net cash used in operating activities of $772,000 for the six months ended June 30, 2008 resulted principally from a decrease in income taxes payable of $3.6 million due to the timing of payment of our 2007 income tax liability, a decrease in accrued compensation of $2.2 million related to the payment of 2007 annual bonuses in March 2008, an increase in billed but uncollected accounts receivable of $3.6 million and an increase in inventories of $2.0 million, reflecting the value of BioThrax lots being manufactured or awaiting delivery, partially offset by net income of $8.8 million for the six month period.

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

Net cash used in investing activities for the six months ended June 30, 2008 and 2007 resulted principally from the purchase of property, plant and equipment and, in 2008, the issuance of a note receivable in the amount of $10.0 million. Capital expenditures of $12.5 million and $27.3 million for the six months ended June 30, 2008 and 2007, respectively, relate primarily to construction, qualification and validation activities for our new manufacturing facility in Lansing.

Net cash provided by financing activities of $1.6 million for the six months ended June 30, 2008 resulted primarily from the additional proceeds from draws on our revolving line of credit with Fifth Third Bank of $30.0 million, partially offset by $28.6 million of principal payments on long-term indebtedness, including repayments of $26.8 million under our revolving line of credit with Fifth Third Bank.

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

Debt Financing

As of June 30, 2008, we had $59.3 million principal amount of debt outstanding, comprised primarily of the following:

•

$2.5 million outstanding under a forgivable loan from the Department of Business and Economic Development of the State of Maryland used to finance eligible costs incurred to purchase the first facility in Frederick, Maryland;

•	$6.5 million outstanding under a mortgage loan from PNC Bank (formerly Mercantile Potomac Bank) used to finance the remaining portion of the purchase price for the first Frederick facility;
•	$8.0 million outstanding under a mortgage loan from HSBC Realty Credit Corporation used to finance the purchase price for the second facility on the Frederick site;
•	$27.3 million outstanding under a term loan from HSBC Realty Credit Corporation used to finance a portion of the costs of our facility expansion in Lansing, Michigan; and
•	$15.0 million outstanding under a $15.0 million revolving line of credit with Fifth Third Bank. This balance was repaid in July 2008.

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

We may seek to raise additional external debt financing to provide additional financial flexibility. Our committed external sources of funds consist of the borrowing availability under our revolving line of credit with Fifth Third Bank, development funding under our collaboration agreement with Sanofi Pasteur and funding from NIAID, including for studies related to our anthrax immune globulin therapeutic candidate. Our ability to borrow additional amounts under our loan agreements is subject to our satisfaction of specified conditions.

Our future capital requirements will depend on many factors, including:

•	the level and timing of BioThrax product sales and cost of product sales;
•

the timing of, and the costs involved in qualification and validation activities related to our new manufacturing facility in Lansing, Michigan and, if we proceed, the build out of our manufacturing facility in Frederick, Maryland;

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

Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, or SFAS No. 162. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS No. 162 is effective 60 days following the Securities and Exchange Commission approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. We anticipate that the adoption of this statement will not have a material impact on our financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement No. 133, or SFAS No. 161. SFAS No. 161 states that entities are required to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The provisions of SFAS No. 161 are effective for fiscal years beginning on or after November 15, 2008, with early adoption encouraged. We anticipate that the adoption of this statement will not have a material impact on our financial statements.

In February 2008, the FASB issued a one-year deferral for non-financial assets and liabilities to comply with SFAS No. 157, Fair Value Measurements. We adopted SFAS No. 157 for financial assets and liabilities effective January 1, 2008. There was no material effect upon adoption of this accounting pronouncement on our consolidated results of operations or financial position. We do not expect the adoption of SFAS No. 157 as it pertains to non-financial assets and liabilities to have a material impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - an Amendment of ARB No. 51, or SFAS No. 160. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements, requires consolidated net income (loss) to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest, establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation, and requires that a parent recognize a gain or loss in net income (loss) when a subsidiary is deconsolidated. The provisions of SFAS No. 160 are effective for fiscal years beginning on or after December 15, 2008. We are currently evaluating the impact of the adoption of this statement on our financial statements.

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

In November 2007, the Emerging Issues Task Force, or EITF, issued EITF No. 07-1, Accounting for Collaborative Arrangements. EITF No. 07-1 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. The provisions of EITF No. 07-1 are effective for fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years. EITF No. 07-1 shall be applied to all periods presented for all collaborative arrangements existing as of the effective date. We are currently evaluating the impact of the adoption of this statement on our financial statements.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2008, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, occurred during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Litigation against Protein Sciences Corporation. On July 9, 2008, we filed suit against Protein Sciences Corporation, or PSC, Daniel D. Adams and Manon M.J. Cox in the Supreme Court of the State of New York alleging fraudulent inducement in connection with the asset purchase agreement and related loan agreement entered into between us and PSC, breach of the asset purchase agreement, loan agreement and related letter of intent, breach of the duty of good faith and fair dealing and unfair business practices. We are seeking money damages of no less than $13 million, punitive damages, declaratory judgment that we have no further funding obligations to PSC, injunctive relief associated with PSC's misappropriation of funds provided by us and injunctive relief to protect the collateral for our loan, and other appropriate relief.

On July 29, 2008, PSC announced that it has terminated the asset purchase agreement for alleged breach of the obligation to continue to provide funding and to preserve confidentiality. Additionally, PSC asserted in an earlier communication to us that we are liable for a break-up fee of $1.5 million, that this liability reduces the balance of the loan due to us from $10 million to $8.5 million, and that PSC does not believe that the note is due until December 31, 2008.  We dispute PSC's position and contend that PSC has defaulted on the loan, breached the contract, has no right to terminate the asset purchase agreement and is required to repay the $10 million loan immediately.

In addition, although the defendants have not yet formally responded to the complaint, PSC has notified us in writing that it will assert counterclaims for “among other things, breach of contract, intentional misrepresentations, tortious interference with business relations and unfair trade practices.”

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

In October 2006, the DoD announced that it was resuming a mandatory vaccination program for BioThrax for designated military personnel and emergency DoD civilian personnel and contractors. In December 2006, the same counsel who represented the plaintiffs in the 2003 litigation filed a new lawsuit against the government in the same federal court, on behalf of unnamed service members and the DoD civilian employees or contractors and purportedly on behalf of a class of similarly situated individuals. The suit contends on various grounds that the FDA's 2005 final order should be set aside as substantively and procedurally flawed and that BioThrax is not properly approved for use in the DoD’s vaccination program. The plaintiffs seek a declaration that BioThrax is improperly licensed and is not approved for use against inhalation anthrax, an order vacating the FDA’s 2005 final order, and an injunction prohibiting the DoD from using BioThrax in a mandatory vaccination program. In February 2008, the federal court in which that case was pending dismissed the action, concluding that FDA did not make a clear error of judgment in reaffirming the safety and efficacy of BioThrax. On April 24, 2008, plaintiffs filed a notice of appeal of that decision to the United States Court of Appeals for the District of Columbia Circuit and the appeal has been assigned docket number 08-5117. Although we are not a party to the lawsuits challenging DoD’s mandatory anthrax vaccination program, if the District Court were to enjoin the mandatory use of BioThrax by DoD, the amount of future purchases of BioThrax by the U.S. government could be affected.

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

We have derived and expect for the foreseeable future to continue to derive substantially all of our revenue from sales of BioThrax, our FDA-approved anthrax vaccine and only marketed product. In 2006, 2007, and the six months ended June 30, 2008, we derived substantially all of our revenue from our BioThrax contracts with the DoD and HHS. We are not currently party to a procurement contract with the DoD. In October 2007, the White House issued a Presidential Directive that outlines the U.S. government’s objective to enhance coordination and cooperation among federal agencies with respect to countermeasure procurement and stockpile management. Also in October 2007, the U.S. Government Accountability Office, or GAO, issued a report that was critical of HHS for lacking an effective strategy to minimize waste in the SNS, citing concerns of large amounts of BioThrax that will become unusable each year due to shelf life expiration.

We believe that the DoD has a continued commitment to procure BioThrax for its active immunization program, but that in the future the DoD will likely procure additional doses of BioThrax to satisfy ongoing requirements for its active immunization program directly from HHS and not from us. It is possible that these purchases by DoD from HHS will not result in any additional purchases by HHS from us. Our existing and prior contracts with the DoD and HHS do not necessarily increase the likelihood that we will secure future comparable contracts with the U.S. government. HHS has issued an RFP for grants to develop and procure a recombinant protective antigen based anthrax vaccine. If we apply for the grant, we may not win the award. The development of our recombinant protective antigen anthrax vaccine candidate could be harmed. Additionally, procurement by HHS of a recombinant protective antigen based anthrax vaccine could reduce demand for BioThrax. The success of our business and our operating results for the foreseeable future are substantially dependent on the price per dose, the number of doses and the timing of deliveries for BioThrax sales to the U.S. government.

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

The U.S. government may choose to award future contracts for the supply of anthrax vaccines and other biodefense product candidates that we are developing to our competitors instead of to us. If we are unable to win particular contracts, we may not be able to operate in the market for products that are provided under those contracts for a number of years. For example, the U.S. Department of Health and Human Services Biomedical Advanced Research and Development Authority, or BARDA, has issued a request for proposal for a recombinant protective antigen, or rPA, anthrax vaccine for the SNS. If we are not successful in developing a qualifying rPA vaccine candidate and another company is successful in developing such a product, the U.S. government may purchase the other company’s product candidate instead of BioThrax or one of our other anthrax vaccine candidates. If we are unable to consistently win new contract awards over an extended period, or if we fail to anticipate all of the costs and resources that will be required to secure such contract awards, our growth strategy and our business, financial condition, and operating results could be materially adversely affected.

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

In October 2006, the DoD announced that it was resuming a mandatory vaccination program for BioThrax for designated military personnel and emergency DoD civilian personnel and contractors. In December 2006, the same counsel who brought the prior lawsuit filed a new lawsuit contending that the FDA's 2005 final order should be set aside and that BioThrax is not properly approved for use in the DoD’s vaccination program. In February 2008, the federal court in which that case was pending dismissed the action, concluding that FDA did not make a clear error of judgment in reaffirming the safety and efficacy of BioThrax. In April 2008, the plantiffs filed a notice of appeal of this decision.

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

As of June 30, 2008, we had $59.3 million principal amount of debt outstanding. We may seek to raise substantial external debt financing to provide additional financial flexibility. Our leverage could have significant adverse consequences, including:

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

As of June 30, 2008, we had $84.0 million of cash and cash equivalents. Our future capital requirements will depend on many factors, including:

•	the level and timing of BioThrax product sales and cost of product sales;
•

the timing of, and the costs involved in, completion of qualification and validation activities related to our new manufacturing facility in Lansing, Michigan and, if we proceed, the build out of our manufacturing facilities in Frederick, Maryland;

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

Our committed external sources of funds consist of the borrowing availability under our revolving line of credit with Fifth Third Bank, development funding under our collaboration agreement with Sanofi Pasteur, and funding from NIAID and BARDA, including for studies related to our anthrax immune globulin therapeutic product candidate. To the extent our capital resources are insufficient to meet our future capital requirements, we will need to finance our cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements, which we may not be able to obtain when needed or on attractive terms, which would force us to delay, reduce the scope of or eliminate our research and development programs or reduce our planned commercialization efforts.

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

We are spending significant amounts for the qualification and validation activities for our new 50,000 square foot manufacturing facility on our Lansing, Michigan campus, which has been designed and constructed to enable us to manufacture BioThrax on a large scale for our existing and potential future customers. This new facility is a large scale manufacturing plant that we can use to produce multiple vaccine products, subject to complying with appropriate change-over procedures.

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

The FDA must approve our new manufacturing facilities before they can be used to commercially manufacture our products. Licensure of the new Lansing manufacturing facility for production of BioThrax will require comparability studies, which likely will include clinical and non-clinical studies, to demonstrate that BioThrax manufactured at our new facility is bioequivalent to BioThrax manufactured at our existing facility. We anticipate that we will produce consistency lots for these studies and initiate large scale manufacturing of BioThrax at the new Lansing facility in 2009. Any unanticipated delays arising from the conduct of these studies could result in delay in licensure of the new facility, which may cause us to incur additional unanticipated costs. It is possible that issues could be raised during the licensure process that could result in an inability to use product manufactured prior to licensure.

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

The costs and time required to comply with the FDA’s current Good Manufacturing Practice, or cGMP, regulations, or similar regulatory requirements for sales of our products outside the United States, may be significant. If qualification and validation activities of our new facility in Lansing are delayed, we may not be able to manufacture sufficient quantities of BioThrax to allow us to increase sales of BioThrax to the U.S. government and other customers, which would limit our opportunities for growth. Cost overruns associated with constructing either our Lansing or Frederick facilities could require us to raise additional funds from external sources. We may not be able to do so on favorable terms or at all.

BioThrax and our immune related biologics product candidates are complex to manufacture, especially on a large scale commercial basis, which could cause us to delay product launches or experience shortages of products.

BioThrax and all our product candidates are biologics. Manufacturing biologic products, especially in large quantities, is complex. The products must be made consistently and in compliance with a clearly defined manufacturing process. Accordingly, it is essential to be able to validate and control the manufacturing process to assure that it is reproducible. Slight deviations anywhere in the manufacturing process, including obtaining materials, seed growth, fermentation, filtration, filling, labeling, packaging, storage and shipping and quality control and testing, may result in lot failures or manufacturing shut-down, delay in the release of lots, product recalls, spoilage or regulatory action. From time to time we have experienced, and are currently experiencing, deviations in the manufacturing process that may take significant time and resources to resolve and if unresolved may affect manufacturing output.

FDA approval is required for the release of each lot. We will not be able to sell any lots that fail to satisfy the release testing specifications. We must provide the FDA with the results of potency testing before lots are released for sale. We have one mechanism for conducting this potency testing that is reliant on a unique animal strain for which we have no redundancy. In developing redundancy, we may face significant regulatory hurdles. In the event of a problem with this strain, if we have not developed redundancy, we would not be able to provide the FDA with required potency testing.

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

We currently rely on third parties to manufacture the supplies of our immune related biologics product candidates that we require for preclinical and clinical development, including our anthrax immune globulin therapeutic, typhoid vaccine, hepatitis B therapeutic vaccine, and group B streptococcus vaccine candidates. Any significant delay in obtaining adequate supplies of our product candidates could adversely affect our ability to develop or commercialize these product candidates. Although we recently commissioned a new pilot plant manufacturing facility on our Lansing campus for production of preclinical and clinical supplies of our product candidates, we expect that we will continue to use third parties for these purposes.

In addition, we expect that we will rely on third parties for a portion of the manufacturing process for commercial supplies of product candidates that we successfully develop, anthrax including fermentation for some of our vaccine product candidates, plasma fractionation and purification for our anthrax immune globulin therapeutic product candidate and contract fill and finish operations. If our contract manufacturers are unable to scale-up production to generate enough materials for commercial launch, the success of those products may be jeopardized. Our current and anticipated future dependence upon others for the manufacture of our product candidates may adversely affect our ability to develop product candidates and commercialize any products that receive regulatory approval on a timely and competitive basis.

Third party manufacturers under short-term supply agreements are not obligated to accept any purchase orders we may submit. If any third party terminates its agreement with us, based on its own business priorities, or otherwise fails to fulfill our purchase orders, we would need to rely on alternative sources or develop our own manufacturing capabilities to satisfy our requirements.

If alternative suppliers are not available or are delayed in fulfilling our requirements, or if we are unsuccessful in developing our own manufacturing capabilities, we may not be able to obtain adequate supplies of our product candidates on a timely basis. A change of manufacturers may require review from the FDA and satisfaction of comparable foreign requirements. This review may be costly and time consuming. There are a limited number of manufacturers that operate under the FDA’s cGMP requirements and that are both capable of manufacturing for us and willing to do so. Our only current long-term manufacturing agreements are our agreement with Talecris Biotherapeutics, Inc., for fractionation and purification of plasma for our anthrax immune globulin therapeutic candidate, and our collaboration with HPA, under which HPA provides specialized manufacturing capabilities for our botulinum vaccine candidates.

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

We also are subject to export control regulations governing the export of BioThrax and technology and materials used to develop and manufacture BioThrax and our product candidates. These laws and regulations may limit the countries in which we may conduct development and manufacturing activities. If we fail to comply with environmental, occupational health and safety, biosafety and export control laws, we could be held liable for fines, penalties and damages that result, and any such liability could exceed our assets and resources. In addition, we could be required to cease immediately all use of a select agent or toxin, and we could be prohibited from exporting our products, technology and materials. Our general liability and excess insurance policies provide for coverage up to annual aggregate limits of $12 million, with coverage of $1 million per occurrence and $2 million in the aggregate for general liability and $10 million per occurrence and in the aggregate for excess liability.

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

We have invested a significant portion of our efforts and financial resources in the development of our immune related biologics product candidates. In addition to BioThrax product sales, our ability to generate near term revenue is dependent on the success of our anthrax-related product candidates, and the U.S. government’s interest in development funding and procurement. The commercial success of our product candidates will depend on many factors, including:

•	successful development, formulation and cGMP scale-up of biological manufacturing that meets FDA requirements;
•	successful development of animal models by the U.S. government;
•	successful completion of non-clinical development, including studies in approved animal models;
•	the expense of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
•	successful completion of clinical trials;
•	receipt of marketing approvals from the FDA and similar foreign regulatory authorities;
•	a determination by the Secretary of HHS that our biodefense product candidates should be purchased for the SNS prior to FDA approval;
•	establishing commercial manufacturing processes of our own or arrangements with contract manufacturers;
•	manufacturing stable commercial supplies of product candidates, including materials based on recombinant technology;
•	launching commercial sales of the product, whether alone or in collaboration with others; and
•	acceptance of the product by potential government customers, physicians, patients, healthcare payors and others in the medical community.

We expect to rely on FDA regulations known as the “animal rule” to obtain approval for our biodefense product candidates. The animal rule permits the use of animal efficacy studies together with human clinical safety and immunogenicity trials to support an application for marketing approval. These regulations are relatively new, and we have limited experience in the application of these rules to the product candidates that we are developing. It is possible that results from these animal efficacy studies may not be predictive of the actual efficacy of our immune related biologics product candidates in humans. If we are not successful in completing the development and commercialization of our immune related biologics product candidates, or if we are significantly delayed in doing so, our business will be materially harmed.

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

For example, the standard of care for the treatment of patients infected with hepatitis B is affecting our ability to recruit participants for our Phase II clinical trial in the UK and Serbia, causing us to cease enrollment in this trial. In addition, because some of our current and future vaccine candidates contain live attenuated viruses, our testing of these vaccine candidates is subject to additional risk. For example, there have been reports of serious adverse events following administration of live vaccine products in clinical trials conducted by other vaccine developers. Also, for some of our current and future vaccine candidates, we expect to conduct clinical trials in chronic carriers of the disease that our product candidate seeks to prevent. There have been reports of disease flares in chronic carriers following administration of live vaccine products.

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

The market for sales of BioThrax to customers other than the U.S. government is new and undeveloped, and we may not be successful in generating meaningful sales of BioThrax to these potential customers. To date, we have made only modest sales to these customers. In particular, we have supplied small amounts of BioThrax directly to several foreign governments. Foreign governments in the past have requested that we submit an FDA certification of compliance. Until we reach final resolution of the issues raised in the FDA’s May 2008 inspection of us, such a certification may be difficult to obtain, potentially limiting our ability to make sales to these customers. In 2007 and the six months ended June 30, 2008, our sales of BioThrax to customers other than the U.S. government represented a small portion of our revenue. If we fail to significantly increase our sales of BioThrax to these customers, our business and opportunities for growth could be materially harmed.

Government regulations and the terms of our U.S. government contract may make it difficult for us to achieve significant sales of BioThrax to customers other than the U.S. government. For example, many foreign governments require licensure of BioThrax in their jurisdiction before they will consider procuring doses. Additionally, we are subject to export control laws imposed by the U.S. government. Although there are currently only limited restrictions on the export of BioThrax, the U.S. government may decide, particularly in the current environment of elevated concerns about global terrorism, to increase the scope of export prohibitions. These controls could limit our sales of BioThrax to foreign governments and other foreign customers. For example, our efforts to develop domestic commercial and international sales may be impeded by the DoD’s right under the Defense Production Act to require us to deliver doses that we do not currently anticipate.

If the DoD required delivery of these additional doses, it could affect our production schedule and deplete BioThrax supplies that would otherwise be available for commercial sales. In addition, the DoD could either sell BioThrax directly to foreign governments at a lower price than we may offer or donate BioThrax to foreign governments under the DoD’s Foreign Military Sales program.

Our ability to meet any potential increased demand that develops for sales of BioThrax to customers other than the U.S. government depends on our available production capacity. We use substantially all of our current production capacity at our facility in Lansing to manufacture BioThrax for sale to U.S. government customers. Our plan is to initiate large scale manufacturing of BioThrax at our new manufacturing facility in 2009. If qualification and validation activities for our new facility in Lansing are delayed, we may not be able to manufacture sufficient quantities of BioThrax to allow us to increase sales of BioThrax to customers other than the U.S. government which would limit our opportunities for growth.

The commercial success of BioThrax and any products that we may develop will depend upon the degree of market acceptance by the government, physicians, patients, healthcare payors and others in the medical community.

Any products that we bring to the market may not gain or maintain market acceptance by potential government customers, physicians, patients, healthcare payors and others in the medical community. In particular, our biodefense immune related biologics products and product candidates are subject to the product criteria that may be specified by potential U.S. government customers. The product specifications in any government procurement request may prohibit or preclude us from participating in the government program if our products or product candidates do not satisfy the stated criteria.

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

In addition, pursuant to a presidential directive issued in 2007, DoD and HHS were instructed to coordinate the procurement of biodefense countermeasures including BioThrax. We believe that the DoD will procure BioThrax from the SNS rather than entering into direct procurement contracts with us. Such determination could result in a lower volume of overall BioThrax sales to the U.S. government.

The use of vaccines carries a risk of adverse health effects. The adverse reactions that have been associated with the administration of BioThrax include local reactions, such as redness, swelling and limitation of motion in the inoculated arm, and systemic reactions, such as headache, fever, chills, nausea and general body aches. In addition, some serious adverse events have been reported to the vaccine adverse event reporting system database maintained by the CDC and the FDA with respect to BioThrax. The report of any such adverse event to the vaccine adverse event reporting system database is not proof that the vaccine caused such event. These serious adverse events, including diabetes, heart attacks, autoimmune diseases, including Guillian Barre syndrome, lupus and multiple sclerosis, lymphoma and death, have not been causally linked to the administration of BioThrax.

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

The development and commercialization of new immune related biologics products is highly competitive. We face competition with respect to BioThrax, our current product candidates and any products we may seek to develop or commercialize in the future from major pharmaceutical companies and biotechnology companies worldwide. Potential competitors also include academic institutions, government agencies, and other public and private research institutions that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

Our competitors may develop products that are safer, more effective, have fewer side effects, are more convenient or are less costly than any products that we may develop. Our competitors may also obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours. We believe that our most significant competitors in the area of immune related biologics are a number of pharmaceutical companies that have vaccine programs, including GlaxoSmithKline, Sanofi-Aventis, Wyeth, Merck and Novartis, as well as smaller more focused companies engaged in immune related biologics development, such as Cangene, Human Genome Sciences, Intercell, Avant Immunotherapeutics, Dor BioPharma, Dynport Vaccine Corporation, Elusys, Bavarian Nordic, Pharmathene and Crucell.

Any immune related biologics product candidate that we successfully develop and commercialize is likely to compete with currently marketed products, such as vaccines and therapeutics, including antibiotics, and with other product candidates that are in development for the same indications. In many cases, the currently marketed products have well known brand names, are distributed by large pharmaceutical companies with substantial resources and have achieved widespread acceptance among physicians and patients. In addition, we are aware of product candidates of third parties that are in development, which, if approved, would compete against product candidates for which we intend to seek marketing approval.

Although BioThrax is the only anthrax vaccine approved by the FDA for the prevention of anthrax infection, the government is funding the development of new products that could compete with BioThrax, and could eventually procure those new products in addition to, or instead of, BioThrax, potentially reducing our BioThrax revenues. We also face competition for our biodefense immune related biologics product candidates. For example, HHS has awarded a SNS supply contract to a competitor of ours for an anthrax immune globulin and is assisting this company in its production efforts by providing it with BioThrax doses that we delivered for placement into the SNS so that it can immunize donors and obtain plasma for its anthrax immune globulin therapeutic product candidate. HHS has awarded a SNS supply contract to another competitor of ours for a monoclonal antibody to anthrax as a post-exposure therapeutic for anthrax infection. Several companies have botulinum vaccines in early clinical or preclinical development. One oral typhoid vaccine and one injectable typhoid vaccine are currently approved and administered in the United States and Europe. Numerous companies have vaccine candidates in development that would compete with any of our commercial immune related biologics product candidates for which we obtain marketing approval.

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

Under our BioThrax contracts with the DoD and HHS, the U.S. government indemnifies us against claims by third parties for death, personal injury and other damages related to BioThrax, including reasonable litigation and settlement costs, to the extent that the claim or loss results from specified risks not covered by insurance or caused by our grossly negligent or criminal behavior. As required under such contracts, we have notified the DoD of personal injury claims that have been filed against us as a result of the vaccination of U.S. military personnel with BioThrax and are seeking reimbursement from the DoD for uninsured costs incurred in defending these claims. The collection process can be lengthy and complicated, and there is no guarantee that we will be able to recover these amounts.

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

We have the right to use certain property and equipment owned by the DoD, referred to as government furnished equipment, or GFE, at our Lansing, Michigan site in the manufacture of BioThrax. We pay the DoD a small usage fee for the GFE based on the number of doses of BioThrax that we produce for sale to customers other than the U.S. government. We have the option to purchase all or part of existing GFE from the DoD on terms to be negotiated with the DoD. If the DoD modifies the terms under which we use the GFE in a manner that is unfavorable to us, including substantially increasing the usage fee, or we are unable to reach an agreement with the DoD concerning the terms of the purchase of that part of the GFE necessary for our business, our business could be harmed. If the U.S. government were to terminate or fail to extend all BioThrax supply contracts with us, we potentially could be required to rent or purchase that part of the GFE necessary for the continued production of BioThrax in our current manufacturing facility.

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

We intend to pursue FDA approval of BioThrax as a post-exposure prophylaxis, our anthrax immune globulin therapeutic candidate, our botulinum vaccine candidates, our recombinant protective antigen anthrax vaccine, our recombinant anthrax monoclonal antibody therapeutic, and a next generation anthrax vaccine under the FDA animal rule, as described above. We cannot guarantee that FDA will permit us to proceed with any of our products or product candidates under the animal rule. Even if we are able to proceed pursuant to the animal rule, FDA may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies, refuse to approve our products, or place restrictions on our ability to commercialize those products.

The process of obtaining regulatory approvals is expensive, often takes many years, if approval is obtained at all, and can vary substantially based upon the type, complexity and novelty of the product candidates involved. Changes in the regulatory approval policy during the development period, changes in or the enactment of additional statutes or regulations, or changes in the regulatory review for a submitted product application, may cause delays in the approval or rejection of an application. For example, the FDA has recently commented on our Phase II study of our typhoid vaccine candidate currently being conducted in the United States that will require a protocol revision and Institutional Review Board, or IRB, approval. A delay resulting from the FDA’s requirements could result in delays to the clinical program of our typhoid vaccine candidate.

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

Any immune related biologics product for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data, labeling, advertising and promotional activities for such product, will be subject to continual requirements of and review by the FDA and other regulatory bodies, including through inspections of our facilities. As an approved product, BioThrax is subject to these requirements and ongoing review.

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

The FDA conducted another routine, bi-annual inspection of the Lansing facility in March 2008. Some of the observations noted on the post-inspection form FDA 483 were significant. We have filed with the FDA our responses to the inspectional observations relating to the March 2008 inspection, and continue to take corrective action, and are engaged in ongoing dialog with the FDA. If in connection with this inspection or with any future inspection the FDA finds that we are not in substantial compliance with cGMP requirements, of if the FDA is not satisfied with the corrective actions we take in connect with any such inspection, the FDA may undertake enforcement action against us.

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

If we are unable to reach agreements with suitable collaborators, we may fail to meet our business objectives for the affected product or program. We face, and will continue to face, significant competition in seeking appropriate collaborators. Moreover, collaboration arrangements are complex and time consuming to negotiate, document and implement. We may not be successful in our efforts to establish and implement collaborations or other alternative arrangements. The terms of any collaboration or other arrangements that we establish may not be favorable to us.

Any collaboration that we enter into may not be successful. The success of our collaboration arrangements will depend heavily on the efforts and activities of our collaborators. It is likely that our collaborators will have significant discretion in determining the efforts and resources that they will apply to these collaborations. In particular, the successful development of our meningitis B vaccine candidate will initially depend on the success of our research collaboration with Sanofi Pasteur and whether Sanofi Pasteur selects one or more viable candidates pursuant to the collaboration for development of a product, which has not yet occurred and may not during the balance of the initial phase of the development program.

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

Our success, particularly with respect to our commercial business, will depend in large part on our ability to obtain and maintain protection in the United States and other countries for the intellectual property covering or incorporated into our technology and products. The patent situation in the field of immune related biologics and other pharmaceuticals generally is highly uncertain and involves complex legal and scientific questions.

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

Under our licenses with HPA relating to our botulinum vaccine candidates, HPA is responsible for prosecuting and maintaining patent rights, although we have the right to support the continued prosecution or maintenance of the patent rights if HPA fails to do so. In addition, we have the first right to pursue claims against third parties for infringement of the patent rights and assume the defense of any infringement claims that may arise.

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

We are a party to a number of license agreements. We consider our licenses with HPA relating to our botulinum vaccine candidates to be material to our business. Under these license agreements, we obtained the exclusive, worldwide right to develop, manufacture and commercialize pharmaceutical products that consist of botulinum toxoid components or recombinant botulinum toxin components for the prevention or treatment of illness in humans caused by exposure to the botulinum toxin, subject to HPA’s non-exclusive right to make, use or sell recombinant botulinum products to meet public health requirements in the United Kingdom.

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

There has been substantial litigation and other proceedings regarding patent and other intellectual property rights in the biotechnology and pharmaceutical industries. For example, Bavarian Nordic sued Acambis for patent infringement and other claims arising out of Acambis’ manufacture of the modified vaccinia Ankara virus, or MVA, as a smallpox vaccine for biodefense use by the U.S. government. Bavarian Nordic claimed that its patents broadly covered the manufacture of MVA-based biological products and that Bavarian Nordic had rights in the biological materials used by Acambis. That litigation was terminated by a settlement and consent order filed by the parties with the U.S. International Trade Commission, or ITC, in August 2007 and subsequently published in the U.S. Federal Register. According to the published terms of the consent order, Acambis agreed not to import or sell within the United States its ACAM3000 vaccine product, and further agreed not to challenge the validity or enforceability of certain Bavarian Nordic patents. Bavarian Nordic also has filed a lawsuit against Oxford BioMedica PLC, Oxford BioMedica Ltd. and Biomedica Inc., collectively Oxford BioMedica, alleging that Oxford BioMedica has infringed certain Bavarian Nordic U.S. patents by making, using, and importing, and inducing others to use, Oxford BioMedica’s experimental drug TroVax® which is an MVA-based therapeutic cancer vaccine. Bavarian Nordic also has filed proceedings against the Bavarian State Ministry of the Environment, Public Health and Consumer Protection, or StMUGV, in which Bavarian Nordic is seeking information concerning StMUGV’s ownership rights to the MVA in its possession. We have licensed from StMUGV rights to materials and technology related to MVA. Our MVA platform technology, which has the potential to be used as a viral vector for delivery of certain vaccine antigens for different disease-causing organisms, is based on these rights.

Our ability to use our MVA platform technology, or to develop and manufacture MVA-based products such as our tuberculosis product candidate, could be negatively affected by pending or future patent infringement litigation or other legal actions brought by Bavarian Nordic or other parties challenging our rights to use MVA materials or technology. To protect our interests, we have filed oppositions in the European Patent Office against two of Bavarian Nordic’s patents covering certain aspects of the MVA technology. We may also become a party to trademark invalidation and interference proceedings in foreign trademark offices. The cost to us of any patent litigation or other proceeding, even if resolved in our favor, could be substantial. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their substantially greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace. Patent litigation and other proceedings may also absorb significant management time.

Risks Related to Our Acquisition Strategy

Our strategy of generating growth through acquisitions may not be successful.

We have pursued an acquisition strategy since our inception to build our business of developing, manufacturing and commercializing immune related biologics products. We commenced operations in September 1998 through an acquisition of rights to BioThrax, vaccine manufacturing facilities at a multi-building campus on approximately 12.5 acres in Lansing and vaccine development and production know-how from the Michigan Biologic Products Institute. We acquired our pipeline of commercial vaccine candidates through our acquisition of ViVacs in 2006 and Microscience in 2005 and our acquisition of substantially all of the assets of Antex in 2003.

In the future, we may be unable to license or acquire suitable products or product candidates from third parties for a number of reasons. In particular, the licensing and acquisition of pharmaceutical and biological products is a competitive area. A number of more established companies are also pursuing strategies to license or acquire products in the immune related biologics field. These established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities. Other factors that may prevent us from licensing or otherwise acquiring suitable products and product candidates include the following:

•	we may be unable to license or acquire the relevant technology on terms that would allow us to make an appropriate return on the product;
•	companies that perceive us to be their competitor may be unwilling to assign or license their product rights to us; or
•	we may be unable to identify suitable products or product candidates within our areas of expertise.

In addition, we expect competition for acquisition candidates in the immune related biologics field to increase, which may mean fewer suitable acquisition opportunities for us as well as higher acquisition prices. If we are unable to successfully obtain rights to suitable products and product candidates, our business, financial condition and prospects for growth could suffer.

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

Mr. El-Hibri has the ability to control the election of the members of our Board of Directors through his ownership interests and voting arrangements among our significant stockholders. As of July 31, 2008, Mr. El-Hibri was the beneficial owner of a significant percentage of our outstanding common stock. Because Mr. El-Hibri has the ability to control the election of the members of our board, and because of his substantial control of our capital stock, Mr. El-Hibri will likely have the ability to delay or prevent a change of control of us that may be favored by other directors or stockholders and otherwise exercise substantial control over all corporate actions requiring board or stockholder approval, including any amendment of our certificate of incorporation or by-laws. The control by Mr. El-Hibri may prevent other stockholders from influencing significant corporate decisions and may result in conflicts of interest that could cause our stock price to decline.

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

Our stock price has been, and is likely to continue to be, volatile. From November 15, 2006, when our common stock first began trading on the New York Stock Exchange, through July 31, 2008, our common stock has traded as high as $17.75 per share and as low as $4.40 per share. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Moreover, holders of an aggregate of approximately 16.8 million shares of our common stock outstanding as of July 31, 2008 have the right to require us to register these shares of common stock under specified circumstances.

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

Through June 30, 2008, we have used approximately $20.7 million of the net proceeds from the offering to fund development of our product candidates, comprised of $2.8 million for label expansions and improvements for BioThrax, $2.2 million for next generation anthrax vaccines candidate, $4.4 million for our anthrax immune globulin therapeutic candidate, $6.1 million for our typhoid vaccine candidate and $5.2 million for our hepatitis B therapeutic vaccine candidate. Through June 30, 2008, we have used approximately $24.9 million of the net proceeds to fund a portion of the construction, installation, qualification and validation activities costs for our new manufacturing facility in Lansing. We have not used any of the net proceeds from the offering to make payments, directly or indirectly, to any director or officer of ours, or any of their associates, to any person owning 10 percent or more of our common stock or to any affiliate of ours. We have invested the balance of the net proceeds from the offering in short-term, investment grade, interest-bearing instruments. There has been no material change in our planned use of the balance of the net proceeds from the offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were submitted to a vote of our stockholders at our 2008 Annual Meeting of Stockholders held on May 21, 2008 and approved by the requisite vote of our stockholders as follows:

1.	The election of Zsolt Harsanyi, Ph.D. and Louis W. Sullivan, M.D. to our Board of Directors to serve as Class II directors, each for a term of three years.

	Number of Shares
Nominee	For	Withheld
Zsolt Harsanyi, Ph.D.	23,551,655	110,622
Louis W. Sullivan, M.D.	23,544,967	117,310

2. The ratification of the approval of the rights agreement that we entered into with American Stock Transfer & Trust Company, as rights agent, on November 14, 2006.

Number of Shares
For	Against	Abstain
18,340,595	2,570,744	4,939

3. The ratification of the selection by the audit committee of our Board of Directors of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2008.

Number of Shares
For	Against	Abstain
23,540,458	82,210	39,609

The number of shares of our common stock eligible to vote as of the record date of March 31, 2008 was 29,750,237 shares.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

The exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index immediately preceding the exhibits hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMERGENT BIOSOLUTIONS INC.

Date: August 07, 2008	By:	/s/ Fuad El-Hibri
Fuad El-Hibri
Chief Executive Officer and
Chairman of the Board of Directors
(Principal Executive Officer)

Date: August 07, 2008	By:	/s/R. Don Elsey
R. Don Elsey
Sr. Vice President Finance, Chief Financial
Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit

Number	Description

10.1	Amendment No. 1 to the License and Co-Development Agreement between Sanofi Pasteur S.A. and Emergent Europe Limited dated June 16, 2008

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002