Form 10-Q
period 2008-09-30
Emergent BioSolutions Inc.
filed 2008-11-07
CIK 1367644

U.S.

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

As of October 31, 2008, the registrant had 29,921,107 shares of common stock outstanding.

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

PART I.         FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Emergent BioSolutions Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share and per share data)
	September 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$104,688	$105,730
Accounts receivable	14,070	18,817
Inventories	17,516	16,897
Note receivable	10,000	-
Prepaid expenses and other current assets	5,700	2,866
Total current assets	151,974	144,310

Property, plant and equipment, net	120,898	110,218
Deferred tax assets, net	12,598	12,397
Restricted cash	200	5,200
Other assets	1,726	1,383

Total assets	$287,396	$273,508

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$16,673	$20,257
Accrued expenses and other current liabilities	1,463	1,778
Accrued compensation	10,378	9,502
Indebtedness under line of credit	15,000	11,832
Long-term indebtedness, current portion	3,739	3,514
Income taxes payable	2,898	7,665
Deferred tax liabilities, net	597	211
Deferred revenue, current portion	820	902
Total current liabilities	51,568	55,661

Long-term indebtedness, net of current portion	39,651	42,588
Deferred revenue, net of current portion	1,853	2,473
Other liabilities	1,495	1,627
Total liabilities	94,567	102,349

Commitments and contingencies	-	-

Stockholders’ equity:
Preferred Stock $0.001 par value; 15,000,000 shares authorized, 0 shares issued and outstanding at September 30, 2008 and December 31, 2007	-	-
Common Stock, $0.001 par value; 100,000,000 shares authorized, 29,850,411 and 29,750,237 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	30	30
Additional paid-in capital	104,288	101,933
Accumulated other comprehensive loss	(1,040)	(1,130)
Retained earnings	89,551	70,326
Total stockholders’ equity	192,829	171,159
Total liabilities and stockholders’ equity	$287,396	$273,508

The accompanying notes are an integral part of these consolidated financial statements.

Emergent BioSolutions Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
Revenues:
Product sales	$55,478	$41,786	$139,308	$89,750
Contracts and grants	1,121	1,858	3,496	3,528
Total revenues	56,599	43,644	142,804	93,278

Operating expense:
Cost of product sales	10,519	11,407	27,211	22,765
Research and development	16,627	12,777	45,308	41,689
Selling, general and administrative	14,115	15,038	41,212	38,889
Income (loss) from operations	15,338	4,422	29,073	(10,065)

Other income (expense):
Interest income	476	472	1,598	1,945
Interest expense	2	(7)	(4)	(54)
Other income (expense), net	(1)	(14)	183	164
Total other income (expense)	477	451	1,777	2,055

Minority interest in subsidiary	428	-	428	-

Income (loss) before provision for
(benefit from) income taxes	16,243	4,873	31,278	(8,010)
Provision for (benefit from) income taxes	5,857	2,028	12,051	(3,205)
Net income (loss)	$10,386	$2,845	$19,227	$(4,805)

Earnings (loss) per share - basic	$0.35	$0.10	$0.65	$(0.17)
Earnings (loss) per share - diluted	$0.34	$0.10	$0.64	$(0.17)

Weighted-average number of shares - basic	29,818,994	29,739,797	29,777,852	28,741,380
Weighted-average number of shares - diluted	30,590,950	29,900,571	30,151,940	28,741,380

The accompanying notes are an integral part of these consolidated financial statements.

Emergent BioSolutions Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
	Nine Months Ended
	September 30,
	2008	2007
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$19,227	$(4,805)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation expense	1,733	1,895
Depreciation and amortization	3,547	3,597
Deferred income taxes	185	9,418
Gain on disposal of property and equipment	(182)	-
Excess tax benefits from stock-based compensation	-	(6,708)
Minority interest in subsidiary	(428)	-
Changes in operating assets and liabilities:
Accounts receivable	4,747	1,318
Inventories	(619)	(901)
Income taxes	(4,767)	(25,820)
Prepaid expenses and other assets	(2,749)	(1,109)
Accounts payable	(1,165)	1,521
Accrued expenses and other liabilities	876	(1,512)
Accrued compensation	(447)	426
Deferred revenue	(702)	(1,015)
Net cash provided by (used in) operating activities	19,256	(23,695)
Cash flows from investing activities:
Purchases of property, plant and equipment	(16,464)	(36,197)
Issuance of a note receivable	(10,000)	-
Net cash used in investing activities	(26,464)	(36,197)
Cash flows from financing activities:
Proceeds from borrowings on long term indebtedness and line of credit	45,000	15,333
Issuance of common stock subject to exercise of stock options	620	2,474
Principal payments on long term indebtedness and line of credit	(44,544)	(11,131)
Excess tax benefits from stock-based compensation	-	6,708
Restricted cash release (deposit)	5,000	(5,000)
Net cash provided by financing activities	6,076	8,384

Effect of exchange rate changes on cash and cash equivalents	90	(644)

Net decrease in cash and cash equivalents	(1,042)	(52,152)
Cash and cash equivalents at beginning of period	105,730	76,418
Cash and cash equivalents at end of period	$104,688	$24,266

The accompanying notes are an integral part of these consolidated financial statements.

EMERGENT BIOSOLUTIONS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	Summary of significant accounting policies

Basis of presentation and consolidation

The accompanying unaudited consolidated financial statements include the accounts of Emergent BioSolutions Inc. (the “Company” or “Emergent”) and its wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

In the opinion of the Company’s management, any adjustments contained in the accompanying unaudited consolidated financial statements are of a normal recurring nature, and are necessary to present fairly the financial position of the Company as of September 30, 2008, results of operations for the three and nine month periods ended September 30, 2008 and 2007, and cash flows for the nine month periods ended September 30, 2008 and 2007. Interim results are not necessarily indicative of results that may be expected for any other interim period or for an entire year.

Note receivable

The Company has entered into a loan and security agreement with Protein Sciences Corporation (“PSC”) to provide a loan to PSC of up to $10 million in conjunction with an agreement pursuant to which the Company would acquire substantially all of the assets of PSC. The loan is secured by substantially all of PSC’s assets, including intellectual property. Under this loan agreement and a related promissory note, PSC had drawn $10 million as of September 30, 2008, and the Company has recorded this as a note receivable. The note bears interest at an annual rate of 8%, and is due and payable on the earlier of December 31, 2008 or when the amount becomes due and payable under the terms of the note. As of September 30, 2008, the Company has recorded accrued interest on the note receivable of $336,000, included in prepaid expenses and other current assets.

On July 9, 2008, the Company initiated a lawsuit against PSC and PSC’s senior management, alleging fraudulent conduct by the senior management and breach of the terms of PSC’s agreements with the Company. Based on the event of default alleged by the Company, the promissory note has been accelerated and is due and payable immediately. The Company has concluded that, according to the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 114, Accounting by Creditors for Impairment of a Loan, the $10 million note receivable is not impaired as of September 30, 2008, and has not recorded a reserve against this note.

Capitalized interest

The Company capitalizes interest in accordance with SFAS No. 34, Capitalization of Interest Cost, based on the cost of major ongoing capital projects which have not yet been placed in service. For the three month periods ended September 30, 2008 and 2007, the Company incurred interest of $676,000 and $899,000, respectively. Of these amounts, the Company capitalized $674,000 and $890,000, respectively. For the nine months ended September 30, 2008 and 2007, the Company incurred interest of $2.3 million and $2.2 million, respectively. Of these amounts, the Company capitalized $2.2 million in each period.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except share and per share data)	2008	2007	2008	2007
Numerator:
Net income (loss)	$10,386	$2,845	$19,227	$(4,805)

Denominator:
Weighted-average number of shares—basic	29,818,994	29,739,797	29,777,852	28,741,380
Dilutive securities—stock options	771,956	160,774	374,088	-
Weighted-average number of shares—diluted	30,590,950	29,900,571	30,151,940	28,741,380

Earnings (loss) per share-basic	$0.35	$0.10	$0.65	$(0.17)
Earnings (loss) per share-diluted	$0.34	$0.10	$0.64	$(0.17)

Accounting for stock-based compensation

Effective January 1, 2006, the Company adopted the fair value provisions of SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), using the modified prospective method. Under SFAS No. 123(R), the Company recognizes stock-based compensation net of an estimated forfeiture rate. The Company accounts for equity instruments issued to non-employees in accordance with Emerging Issues Task Force (“EITF”) Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services.

The Company has utilized the Black-Scholes valuation model for estimating the fair value of all stock options granted. The fair value of each option is estimated on the date of grant. Set forth below are the weighted-average assumptions used in valuing the stock options granted and a discussion of the Company’s methodology for developing each of the assumptions used:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Expected dividend yield	0%	0%	0%	0%
Expected volatility	65%	50%	65%	50%
Risk-free interest rate	2.75%	4.01-4.95%	1.78-2.75%	4.01-5.09%
Expected average life of options	3.0 Years	3.0 Years	3.0 Years	3.0 Years

•	Expected dividend yield — The Company does not pay regular dividends on its common stock and does not anticipate paying any dividends in the foreseeable future.
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

Comprehensive income (loss)

SFAS No. 130, Reporting Comprehensive Income, requires the presentation of comprehensive income (loss) and its components as part of the financial statements. Comprehensive income (loss) is comprised of net income (loss) and other changes in equity that are excluded from net income (loss). The Company includes gains and losses on intercompany transactions with foreign subsidiaries that are considered to be long-term investments and translation gains and losses incurred when converting its subsidiaries’ financial statements from their functional currency to the U.S. dollar in accumulated other comprehensive income (loss). Comprehensive income for the three and nine months ended September 30, 2008 was $10.6 million and $19.3 million, respectively. Comprehensive income for the three months ended September 30, 2007 was $2.7 million. Comprehensive loss for the nine months ended September 30, 2007 was $5.4 million.

Reclassifications

Certain amounts classified as accrued expenses and other current liabilities in the consolidated balance sheet as of December 31, 2007 have been reclassified as accounts payable to conform to current period presentation.

Recent accounting pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the U.S. SFAS No. 162 is effective 60 days following the Securities and Exchange Commission approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company anticipates that the adoption of this statement will not have a material impact on its financial statements.

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

In February 2008, the FASB issued a one-year deferral for non-financial assets and liabilities to comply with SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). The Company adopted SFAS No. 157 for financial assets and liabilities effective January 1, 2008. There was no material effect upon adoption of this accounting pronouncement on the Company’s consolidated results of operations or financial position. The Company does not expect the adoption of SFAS No. 157 as it pertains to non-financial assets and liabilities to have a material impact on its financial statements.

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

In November 2007, the EITF issued EITF No. 07-1, Accounting for Collaborative Arrangements (“EITF No. 07-1”). EITF No. 07-1 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. The provisions of EITF No. 07-1 are effective for fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years. EITF No. 07-1 shall be applied to all periods presented for all collaborative arrangements existing as of the effective date. The Company is currently evaluating the impact of the adoption of this statement on its financial statements.

2.	Inventories

Inventories consist of the following:

	September 30,	December 31,
(in thousands)	2008	2007
Raw materials and supplies	$2,854	$2,463
Work-in-process	12,150	11,483
Finished goods	2,512	2,951
Total inventories	$17,516	$16,897

3.	Property, plant and equipment

Property, plant and equipment consist of the following:

	September 30,	December 31,
(in thousands)	2008	2007
Land and improvements	$4,914	$4,974
Buildings and leasehold improvements	28,105	26,410
Furniture and equipment	22,955	19,626
Software	6,297	5,866
Construction-in-progress	78,095	71,129
	140,366	128,005
Less: Accumulated depreciation and amortization	(19,468)	(17,787)
Total property, plant and equipment, net	$120,898	$110,218

4.	Stock options

As of September 30, 2008, the Company has two stock-based employee compensation plans, the Emergent BioSolutions Inc. 2006 Stock Incentive Plan (the “2006 Plan”) and the Emergent BioSolutions Employee Stock Option Plan (the “2004 Plan”) (together, the “Emergent Plans”), under which the Company has granted options to purchase shares of Common Stock. The Emergent Plans have both incentive and non-qualified stock option features.

The 2006 Plan contains an “evergreen provision” that allows for increases in the number of shares authorized for issuance under the 2006 Plan in the first and third quarter of each year from 2007 through 2009. As of September 30, 2008, an of 3,424,040 shares of Common Stock are authorized for issuance under the 2006 Plan, and options to purchase a total of 2,575,517 shares of Common Stock under the 2006 Plan are outstanding. Following the closing of the Company’s initial public offering in November 2006, the Company no longer grants options pursuant to the 2004 Plan.

Each option granted under the Emergent Plans becomes exercisable as specified in the relevant option agreement, and no option can be exercised after ten years from the date of grant. The following is a summary of stock option plan activity:

	2006 Plan		2004 Plan
	Number of Shares	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2007	1,380,111	$9.77	666,519	$6.04
Granted	1,444,140	7.37	-	-
Exercised	(32,201)	9.85	(67,973)	4.45
Forfeited	(216,533)	8.60	(19,181)	10.28
Outstanding at September 30, 2008	2,575,517	$8.52	579,365	$6.09	$15,933,634
Exercisable at September 30, 2008	367,010	$10.12	521,826	$5.50	$5,088,724

5.	Income taxes

Significant components of the provision for (benefit from) income taxes attributable to operations consist of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2008	2007	2008	2007
Current:
Federal	$5,504	$1,931	$12,120	$(6,025)
State	(472)	214	(257)	317
Total current	5,032	2,145	11,863	(5,708)
Deferred:
Federal	(663)	(114)	(1,560)	2,229
State	1,488	(3)	1,748	274
Total deferred	825	(117)	188	2,503
Total provision for (benefit from) income taxes	$5,857	$2,028	$12,051	$(3,205)

The estimated effective annual tax rate for the nine months ended September 30, 2008 and 2007 was approximately 39% and 40%, respectively.

The Company’s federal and state income tax returns for the tax years 2007 to 2005 remain open to examination. The Company’s tax returns in the United Kingdom remain open to examination for the tax years 2007 to 2001, and tax returns in Germany remain open indefinitely.

In July 2008, the Company was notified by the Internal Revenue Service that the federal income tax return for the 2006 tax year has been selected for a limited scope audit. A federal income tax audit of the Company's tax return for the 2005 tax year was completed in March 2008. As a result of that audit, the Company paid an assessment of $450,000, including $55,000 of interest.

6.	Litigation

On July 9, 2008, the Company filed suit against PSC, Daniel D. Adams (“Adams”), PSC’s Chief Executive Officer, and Manon M.J. Cox (“Cox”), PSC’s Chief Operating Officer, in the Supreme Court of the State of New York raising claims in connection with the letter of intent, asset purchase agreement and related loan agreement entered into by the Company and PSC. On September 12, 2008, a stipulation of discontinuance was filed with the court regarding the claims against Adams and Cox. Also on September 12, 2008, the Company filed a first amended complaint against PSC. As amended, the complaint alleges fraud, breach of the asset purchase agreement, loan agreement and related letter of intent, breach of the duty of good faith and fair dealing, unjust enrichment, and unfair business practices. The Company is seeking monetary damages of no less than $13 million, punitive damages, declaratory judgment that the Company has no further funding obligations to PSC, injunctive relief associated with PSC's misappropriation of funds provided by the Company, injunctive relief to protect the collateral for the loan, a declaratory judgment that the asset purchase agreement remains in effect and injunctive relief barring PSC’s breach of the no-shop provision, and other appropriate relief. On October 3, 2008, the Company filed a separate suit against Adams and Cox in the U.S. District Court for the District of Connecticut, alleging fraud and unfair trade practices and seeking compensatory and punitive damages.

On July 29, 2008, PSC announced that it had terminated the asset purchase agreement for alleged breach of the Company’s obligation to continue to provide funding and to preserve confidentiality. PSC has since reiterated its position that the asset purchase agreement is terminated in a September 2008 letter to shareholders. Additionally, PSC asserted in an earlier communication to the Company that the Company is liable for a break-up fee of $1.5 million, that this liability reduces the balance of the loan due to the Company from $10 million to $8.5 million and that PSC does not believe that the note is due until December 31, 2008. The Company disputes PSC's position and contends that PSC has defaulted on the loan, breached the contract, has no right to terminate the asset purchase agreement and is required to repay the $10 million loan immediately.

From time to time, the Company is involved in product liability litigation and other lawsuits that arise in the ordinary course of its business. The Company does not believe that any pending proceedings will have a material, adverse effect on the results of its operations. There are currently no pending claims against the Company arising out of the use of BioThrax by the U.S. government. If such cases occur, the Company plans to rely on a combination of contractual indemnification provisions, the government contractor defense, statutory protections and product liability insurance to limit its potential liability.

7.	Segment information

For financial reporting purposes, the Company reports financial information for two business segments: biodefense and commercial. In the biodefense segment, the Company develops, manufactures and commercializes immune related biologics consisting of vaccines and therapeutics for use against biological agents that are potential weapons of bioterrorism or biowarfare. Revenues in this segment relate primarily to the Company’s FDA-licensed product, BioThrax. In the commercial segment, the Company develops immune related biologics consisting of vaccines and therapeutics for use against infectious diseases and other medical conditions that have resulted in significant unmet or underserved public health needs. Revenues in this segment consist predominantly of milestone payments and development and grant revenues received under collaboration, development contracts and grant arrangements. The “All Other” segment relates to the general operating costs of the Company and includes costs of the centralized services departments, which are not allocated to the other segments, as well as spending on product candidates or activities that are not classified as biodefense or commercial. The assets in this segment consist primarily of cash and fixed assets.

	Reportable Segments
(in thousands)	Biodefense	Commercial	All Other	Total
	Three Months Ended September 30, 2008
External revenue	$56,132	$467	$-	$56,599
Net income (loss)	26,311	(13,423)	(2,502)	10,386
Assets	143,610	23,946	119,840	287,396

	Three Months Ended September 30, 2007
External revenue	$42,679	$965	$-	$43,644
Net income (loss)	16,767	(10,591)	(3,331)	2,845
Assets	156,695	19,738	50,318	226,751

	Reportable Segments
(in thousands)	Biodefense	Commercial	All Other	Total
	Nine Months Ended September 30, 2008
External revenue	$140,615	$2,043	$146	$142,804
Net income (loss)	58,719	(33,148)	(6,344)	19,227
Assets	143,610	23,946	119,840	287,396

	Nine Months Ended September 30, 2007
External revenue	$90,643	$2,635	$-	$93,278
Net income (loss)	26,120	(24,124)	(6,801)	(4,805)
Assets	156,695	19,738	50,318	226,751

The accounting policies of the segments are the same as those described in Note 1 — Summary of significant accounting policies. There are no inter-segment transactions.

8.	Related party transactions

The Company has engaged Wilmer Cutler Pickering Hale and Dorr LLP ("WilmerHale") to provide certain legal services to the Company. The Company's Senior Vice President, Legal Affairs and General Counsel is married to a former partner at WilmerHale, who did not participate in providing legal services to the Company. The Company has incurred fees for legal services rendered by WilmerHale of approximately $735,000 and $760,000, respectively, for the nine months ended September 30, 2008 and 2007. Of this amount, approximately $505,000 and $318,000, respectively, remained in accounts payable at September 30, 2008 and 2007.

The Company entered into a marketing arrangement in 2008 with an entity controlled by family members of the Chief Executive Officer to market and sell BioThrax. The contract requires a payment of 17.5% of net sales and reimbursement of certain expenses for certain countries in the Middle East and North Africa, excluding countries to which export is prohibited by the U.S. government. No royalty payments under this agreement have been triggered for the nine months ended September 30, 2008 and 2007. During the nine months ended September 30, 2008, the Company paid the same entity a $70,000 settlement related to a previously terminated agreement.

The Company has entered into the consulting and transportation arrangements outlined in this paragraph with various persons or entities affiliated with a member of the Company’s Board of Directors and the Chief Executive Officer. At September 30, 2008 and 2007, $19,000 and $15,000, respectively, remained in accounts payable for these services. For the nine months ended September 30, 2008 and 2007, the Company paid approximately $137,000 and $155,000, respectively, to an entity affiliated with a member of the Company’s Board of Directors for strategic consultation and project support for the marketing and communications group. For the nine months ended September 30, 2008 and 2007, the Company paid approximately $23,000 and $22,000, respectively, to an entity owned by the Chief Executive Officer for transportation and logistical support.

9.	Asset purchase agreement

On May 2, 2008, the Company and VaxGen, Inc. (“VaxGen”) entered into an asset purchase agreement in which the Company acquired all assets and rights related to a recombinant protective antigen anthrax vaccine product candidate and related technology from VaxGen, in exchange for consideration of $2 million upon execution of the definitive agreement, up to an additional $8 million in milestone payments, and specified percentages of future net sales. The $2 million was paid to VaxGen in May 2008, and a $1 million milestone payment was paid in August 2008. These amounts have been recorded as research and development expense.

10.	Joint venture

In July 2008, the Company entered into a joint venture with the University of Oxford and certain University of Oxford researchers to conduct clinical trials in the advancement of a vaccine candidate for tuberculosis, resulting in the formation of the Oxford-Emergent Tuberculosis Consortium Limited. As part of this arrangement, the Company has entered into a license agreement with the joint venture pursuant to which the Company obtained rights to develop, manufacture and commercialize pharmaceutical compositions intended to prevent or treat mycobacterium tuberculosis in humans in developed countries. The Company consolidates the joint venture in accordance with Accounting Research Bulletin No. 51, Consolidated Financial Statements. The income/(loss) attributable to the minority interest is recorded as minority interest in subsidiary on the income statement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes and other financial information included elsewhere in this quarterly report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this quarterly report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should review the “Special Note Regarding Forward-Looking Statements” and the “Risk Factors” sections of this quarterly report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are a biopharmaceutical company focused on the development, manufacture and commercialization of immune related biologics products, consisting of vaccines and therapeutics that assist the body’s immune system to prevent or treat disease. We develop vaccines and therapeutics for use against biological agents that are potential weapons of bioterrorism and biowarfare and against infectious diseases that have resulted in significant unmet or underserved public health needs. We manufacture and market BioThrax® (Anthrax Vaccine Adsorbed), the only vaccine licensed by the U.S. Food and Drug Administration, or FDA, for the prevention of anthrax infection. We use internally generated cash flows from the sale of BioThrax to substantially fund the development of our product pipeline. We also seek to obtain marketed products and development stage product candidates through acquisitions and licensing arrangements with third parties. For financial reporting purposes, we operate in two business segments, biodefense and commercial.

Our biodefense segment focuses on vaccines and therapeutics for use against biological agents that are potential weapons of bioterrorism or biowarfare. Our product candidates in this segment are focused on two specific biological agents: anthrax and botulinum. Within our anthrax product portfolio, in addition to our marketed vaccine, BioThrax, we are developing a recombinant protective antigen anthrax vaccine acquired in May 2008 from VaxGen, Inc., next generation anthrax vaccines, an anthrax immune globulin therapeutic and a recombinant anthrax monoclonal antibody therapeutic. Within our botulinum product portfolio, we are developing a recombinant botulinum vaccine.

Our commercial segment focuses on vaccines and therapeutics for use against infectious diseases and other medical conditions that have resulted in significant unmet or underserved public health needs. Our product candidates in this segment include a typhoid vaccine, a tuberculosis vaccine, a hepatitis B therapeutic vaccine, a chlamydia vaccine and a group B streptococcus vaccine.

We continue to negotiate with the non-management members of the board of directors of Protein Sciences Corporation, or PSC, an acquisition of PSC that would add a flu vaccine candidate and technology platform to our portfolio. Based on the proposal currently being negotiated, we do not anticipate completing this acquisition on the terms originally agreed to, and any transaction may be based on a different structure and on substantially different terms from what we announced.

Our biodefense segment has generated net income for each of the last five fiscal years and for the nine months ended September 30, 2008. Our commercial segment has generated revenue through development contracts and grant funding. None of our commercial product candidates have received marketing approval and, therefore, our commercial segment has not generated any product sales revenues. As a result, our commercial segment has incurred a net loss for each of the last five fiscal years and for the nine months ended September 30, 2008.

Product Sales

We have derived substantially all of our product sales revenues from BioThrax sales to the U.S. Department of Health and Human Services, or HHS, and U.S. Department of Defense, or DoD, and expect for the foreseeable future to continue to derive substantially all of our product sales revenues from the sales of BioThrax to the U.S. government. Our total revenues from BioThrax sales were $139.3 million and $89.8 million for the nine months ended September 30, 2008 and 2007, respectively. We are focused on increasing sales of BioThrax to U.S. government customers, expanding the market for BioThrax to other customers domestically and internationally and pursuing label expansions and improvements for BioThrax.

Contracts and Grants

We seek to advance development of our product candidates by leveraging external funding. We may slow down development programs or place them on hold during periods that are not covered by external funding. We have received external funding awards for the following development programs:

•	post-exposure prophylaxis for BioThrax from HHS;
•	anthrax immune globulin therapeutic candidate from National Institute of Allergy and Infectious Diseases, or NIAID;
•	recombinant botulinum vaccine candidate from NIAID;
•	anthrax monoclonal antibody therapeutic candidate from NIAID and the Biomedical Advanced Research and Development Authority, or BARDA;
•	next generation anthrax vaccine candidate from NIAID and BARDA;
•	tuberculosis vaccine candidate from the Wellcome Trust and the Aeras Global TB Vaccine Foundation through our collaboration with the University of Oxford; and
•	typhoid vaccine candidate from the Wellcome Trust.

We continue to actively pursue additional government sponsored development contracts and grants and to encourage both governmental and non-governmental agencies and philanthropic organizations to provide development funding or to conduct clinical studies of our product candidates.

Manufacturing Infrastructure

We conduct our BioThrax vaccine manufacturing operations at a multi-building campus on approximately 12.5 acres in Lansing, Michigan. To augment our existing manufacturing capabilities, we have constructed a new 50,000 square foot manufacturing facility on our Lansing campus. We have completed construction of the building and installation of the associated capital equipment, and current spending is related to qualification and validation activities required for regulatory approval and initiation of commercial manufacturing of BioThrax. We expect the facility to cost approximately $75 million when complete, including approximately $55 million for the building and equipment, with the balance related to qualification and validation. We have incurred costs of approximately $72 million for these purposes through September 30, 2008.

This new facility is a large scale manufacturing plant that is intended to be used to produce multiple fermentation-based vaccine products, subject to complying with appropriate change-over procedures. We have made significant progress on qualification and validation activities required for the commercial manufacture of BioThrax, but in connection with the development of our recombinant protective antigen, or rPA, anthrax vaccine product candidate, we are currently evaluating facility requirements for the manufacture of rPA and whether our new Lansing facility would meet those requirements. The plant may ultimately be used for the manufacture of either BioThrax or rPA, or potentially both.

We are currently evaluating alternatives for the manufacture of various product candidates, and may seek to acquire one or more additional facilities or sign agreements with contract manufacturing organizations. We may also manufacture some product candidates, such as our hepatitis B product candidate, in China or India. One alternative we continue to evaluate is the utilization of our two buildings in Frederick, Maryland. We have incurred costs of approximately $4 million through September 30, 2008 related to initial engineering design and preliminary utility build out of one of these buildings. Because we are in the preliminary stages of evaluating our alternatives, we cannot reasonably estimate the timing and costs that would be necessary to complete this project. We may also elect to sell or lease all or a substantial portion of one or both of these facilities to third parties.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses.

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

Under previous contracts with HHS, we invoiced HHS and recognized the related revenues upon delivery of the product to the government carrier, at which time title to the product passed to HHS. Under our current contracts with HHS, we invoice HHS and recognize the related revenues upon acceptance by the government at the delivery site, at which time title to the product passes to HHS.

Under a collaboration agreement that we entered into with Sanofi Pasteur in May 2006 for our meningitis B vaccine candidate, we received an upfront license fee and are entitled to additional payments for development work under the collaboration. We evaluated the various components of the collaboration in accordance with Emerging Issues Task Force Issue, or EITF, No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, or EITF No. 00-21, which addresses whether, for revenue recognition purposes, there is one or several units of accounting in an arrangement. We concluded that under EITF No. 00-21, the license fee and the development work under our agreement with Sanofi Pasteur should be accounted for as a single unit of accounting. We recognize amounts received under this agreement over the estimated development period as we perform services. We recorded the amount of the upfront license fee as deferred revenue. We are recognizing this revenue over the estimated development period under the contract, currently estimated at seven years, as adjusted from time to time for any delays or acceleration in the development of the product candidate. Under the collaboration agreement, we are entitled to payments up to specified levels for development work we perform on behalf of Sanofi Pasteur. We invoice Sanofi Pasteur monthly in arrears, and recognize revenue in the period in which the associated costs are incurred. To date, we have not identified a meningitis B product candidate suitable for commercialization.

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

Income Taxes

We account for income taxes in accordance with Statement of Financial Accounting Standards, or SFAS, No. 109, Accounting for Income Taxes, or SFAS No. 109. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are determined based on the differences between the financial reporting and the tax basis of assets and liabilities and are measured using the tax rates and laws that are expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A net deferred tax asset or liability is reported on the balance sheet. Our deferred tax assets include the unamortized portion of in-process research and development expenses, the anticipated future benefit of the net operating losses that we have incurred and other timing differences between the financial reporting basis of assets and liabilities.

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

Financial Operations Overview

Revenues

Between May 2005 and February 2007, we supplied 10.0 million doses of BioThrax to HHS for inclusion in the Strategic National Stockpile, or SNS, under a base contract for 5.0 million doses for a fixed price of $123 million and a contract modification for an additional 5.0 million doses for a fixed price of $120 million. We completed delivery of all doses to HHS under the base contract and the contract modification in February 2007.

On September 25, 2007, we entered into an agreement with HHS to supply 18.75 million doses of BioThrax to HHS for placement into the SNS. The term of the agreement is from September 25, 2007 through September 24, 2010. The first 5.5 million doses delivered under this contract were sold to HHS at a discounted price, as specified in the contract, due to the limited remaining shelf-life for those specific doses. This discounted price does not apply to the final 13.25 million doses under the contract. The firm fixed price for the 18.75 million doses, including the discount, is $400 million in the aggregate. Through September 30, 2008, we have delivered approximately 11 million doses under this contract. If we receive FDA approval of our pending application to extend the expiry dating of BioThrax from three years to four years, HHS has agreed to increase the price per dose under the agreement for 13.25 million doses sold under this contract. In that event, HHS would make a lump sum payment to us reflecting an increase in the price per dose for specified doses delivered prior to such approval and pay an increased price per dose for doses delivered following the date of such approval. The aggregate value of such price adjustment is approximately $34 million. If we do not receive FDA approval of four-year expiry dating during the term of the agreement there will be no adjustment in the price per dose under the agreement.

Under this agreement, we have also agreed to provide all shipping services related to delivery of doses into the SNS over the term of the agreement, for which HHS has agreed to pay approximately $2.2 million. We invoice HHS for each delivery upon acceptance of BioThrax doses delivered into the SNS. The agreement also provides for HHS to pay us up to $11.5 million in milestone payments in connection with us advancing a program to obtain a post-exposure prophylaxis indication for BioThrax. These funds are payable upon achievement of specific program milestones. In October 2007, we achieved the initial milestone and invoiced HHS for $8.8 million. We received this payment from HHS and revenue was recognized in November 2007.

Since 1998, we have been a party to two supply agreements for BioThrax with the DoD. Pursuant to these contracts, we have supplied approximately 10 million doses of BioThrax for immunization of military personnel. Our most recent contract with the DoD, as amended in October 2006, provided for the supply of a minimum of approximately 1.5 million doses of BioThrax to the DoD through September 2007. As a result of a further amendment of the DoD contract in June 2007, we completed delivery of all doses to the DoD under this contract prior to June 30, 2007. We are not currently party to a procurement contract with the DoD. As a result of an October 2007 Presidential Directive that outlines the U.S. government’s objective to enhance coordination and cooperation among federal agencies with respect to countermeasure procurement and stockpile management, in the future the DoD will procure additional doses of BioThrax to satisfy ongoing requirements for its active immunization program directly from the SNS.

On September 30, 2008, we entered into an agreement with HHS to supply up to an additional 14.5 million doses of BioThrax to HHS for placement into the SNS. The term of the agreement is from September 30, 2008 through September 30, 2011. Delivery of doses under the agreement is scheduled to commence in September 2009, immediately following the scheduled completion of deliveries under our current 18.75 million dose supply contract with HHS, and continue through September 2011. Funds for the procurement of the first 5.7 million doses of BioThrax have been committed. Procurement of the remaining 8.8 million doses will be funded through the annual appropriations process for the SNS. If the FDA approves our pending supplement to our biologics license application to extend the shelf life of BioThrax from three years to four years, and if four-year dated lots of BioThrax are available at the time of delivery of a particular lot or shipment, we must deliver four-year dated product to the SNS. In the event the FDA has not approved four-year expiry dating at the time of such delivery, we may instead deliver three-year dated product to the SNS. Four-year dated product will be invoiced at a higher price than three-year dated product. The total purchase price for the 14.5 million doses will be between $362.7 million and $402.8 million, depending on product dating. Under the agreement, we have agreed to provide all shipping services related to delivery of doses into the SNS over the term of the agreement, for which HHS has agreed to pay us approximately $1.9 million. We will invoice HHS under the agreement upon completion of each delivery of BioThrax doses to the SNS.

In September 2007, we received a development contract from NIAID, valued at up to $9.5 million, in support of non-clinical and clinical studies of our anthrax immune globulin therapeutic candidate. Under the terms of the development contract, we will use the funds to conduct various studies on this product candidate, including non-clinical efficacy studies and clinical trials. In July 2008, we were awarded two grants from NIAID, totaling over $4.5 million, to support development of our recombinant botulinum vaccine and next generation anthrax vaccine candidates. In September 2008, we received a $24 million development contract from NIAID and BARDA to fund continued development of our anthrax monoclonal antibody therapeutic candidate. Also in September 2008, we signed a development contract with NIAID and BARDA, valued at up to approximately $30 million, to fund development of our next generation anthrax vaccine candidate.

In May 2006, we entered into a collaboration agreement with Sanofi Pasteur, which was amended in June 2008, under which we granted Sanofi Pasteur an exclusive, worldwide license under a proprietary technology to develop and commercialize a meningitis B vaccine candidate and received a $3.8 million upfront license fee. This agreement also provided for payments for development work under the collaboration. To date, this collaboration has not yielded a product candidate suitable for commercialization. We have deferred recognition of the upfront license fee and development reimbursement payments, and record revenue in accordance with our revenue recognition policies.

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
•

fees to professional service providers for, among other things, preclinical and analytical testing, independently monitoring our clinical trials and acquiring and evaluating data from our clinical trials and non-clinical studies;

•	costs of contract manufacturing services;
•	costs of materials used in clinical trials and research and development;
•	depreciation of capital assets used to develop our products; and
•	operating costs, such as the operating cost of facilities and the legal costs of pursuing patent protection of our intellectual property.

We believe that significant investment in product development is a competitive necessity and plan to continue these investments in order to be in a position to realize the potential of our product candidates. We expect that development spending for our product pipeline will increase as our product development activities continue based on ongoing advancement of our product candidates, and as we prepare for regulatory submissions and other regulatory activities. We expect that the magnitude of any increase in our research and development spending will be dependent upon such factors as the results from our ongoing preclinical studies and clinical trials, the size, structure and duration of any follow on clinical program that we may initiate, costs associated with manufacturing our product candidates on a large scale basis for later stage clinical trials, on our ability to use or rely on data generated by government agencies, such as the ongoing studies with BioThrax being conducted by the Centers for Disease Control and Prevention, or CDC.

In July 2008, we entered into a joint venture with the University of Oxford and certain University of Oxford researchers to conduct clinical trials in the advancement of a vaccine candidate for tuberculosis, resulting in the formation of the Oxford-Emergent Tuberculosis Consortium Limited. As part of this arrangement, we have entered into a license agreement with the joint venture pursuant to which we obtained rights to develop, manufacture and commercialize pharmaceutical compositions intended to prevent or treat mycobacterium tuberculosis in humans in developed countries. We anticipate contributing approximately $21 million to the joint venture over the next three years to support the Phase IIb proof of concept study in humans, primarily in the form of services to be performed by our personnel on behalf of the joint venture, with approximately $4 million in cash being contributed over the three-year period. The Wellcome Trust and the Aeras Global TB Vaccine Foundation are also providing financial support for the Phase IIb clinical trial.

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

Results of Operations

Quarter Ended September 30, 2008 Compared to Quarter Ended September 30, 2007

Revenues

Product sales revenues increased by $13.7 million, or 33%, to $55.5 million for the three months ended September 30, 2008 from $41.8 million for the three months ended September 30, 2007. This increase in product sales revenues was primarily due to a 34% increase in the average sales price per dose for BioThrax. In 2007, we provided a discounted price to HHS due to the limited remaining shelf life of doses delivered in September 2007. Product sales revenues for the three months ended September 30, 2008 and 2007 consisted of BioThrax sales to HHS of $55.5 million and $41.8 million, respectively.

Contracts and grants revenues decreased by $737,000, or 40%, to $1.1 million for the three months ended September 30, 2008 from $1.9 million for the three months ended September 30, 2007. Contracts and grants revenues for the three months ended September 30, 2008 consisted of $467,000 from the Sanofi Pasteur collaboration, related to recognition of deferred revenue associated with the upfront payment received in 2006 as well as development service revenue, and $654,000 from NIAID and other governmental agencies. Contracts and grants revenues for the three months ended September 30, 2007 consisted of $538,000 in revenue from the Sanofi Pasteur collaboration, grant revenue from NIAID of $893,000 and grant revenue from the Wellcome Trust of $427,000.

Cost of Product Sales

Cost of product sales decreased by $888,000, or 8%, to $10.5 million for the three months ended September 30, 2008 from $11.4 million for the three months ended September 30, 2007. This decrease was primarily attributable to decreased costs resulting from improved production yield.

Research and Development Expense

Research and development expenses increased by $3.9 million, or 30%, to $16.6 million for the three months ended September 30, 2008 from $12.8 million for the three months ended September 30, 2007. This increase reflects higher contract service costs and asset and technology acquisition costs, and includes increased expenses of $2.1 million on product candidates that are categorized in the biodefense segment, $1.1 million on product candidates categorized in the commercial segment and $601,000 in other research and development expenses, which are in support of technology platforms and central research and development activities.

The increase in spending on biodefense product candidates, detailed in the table below, was attributable to spending on product candidates that we acquired during the year, as well as to the timing of development efforts on various programs as we completed various studies and prepared for subsequent studies and trials. The increase in spending for BioThrax enhancements was related to preparing for and conducting clinical and non-clinical efficacy studies to support applications for marketing approval of these enhancements. The spending for the recombinant protective antigen anthrax vaccine includes a $1 million milestone payment and other development costs related to this product candidate, which was purchased from VaxGen, Inc., or VaxGen, in May 2008. The decrease in spending for the next generation anthrax vaccines program resulted from lower costs related to feasibility studies and formulation development. The increase in spending in our anthrax immune globulin therapeutic was primarily due to the timing of costs related to plasma collection. The increase in spending for our anthrax monoclonal therapeutic is driven by spending for pre-IND filing preparation. The decrease in spending for the botulinum vaccine candidates resulted from advancing this program to the process development stage and the manufacture of clinical trial material in 2007.

The increase in spending on commercial product candidates, detailed in the table below, primarily reflects additional personnel and contracted services. The increase in spending for our typhoid vaccine candidate resulted from conducting a Phase IIb study in the U.S., which commenced in the second quarter of 2008. The decrease in spending for our hepatitis B therapeutic vaccine candidate resulted from the cessation of new patient enrollment for our ongoing Phase II clinical trial in the United Kingdom and Serbia as a result of recruiting difficulties. The decrease in spending for our group B streptococcus vaccine candidate resulted from a decision not to proceed with Phase I clinical trials for two of the protein components of the vaccine candidate. As a result, we expect that spending for our group B streptococcus vaccine candidate will be even further reduced in the future. The spending for our tuberculosis vaccine candidate is related to the formation of our joint venture with the University of Oxford in July 2008. Our chlamydia and meningitis B vaccine candidates are in preclinical development.

The increase in other research and development expenses was primarily attributable to spending associated the development of technology platforms.

We continue to assess, and may alter, our future development plans for our products based on the interest of the U.S. government or other non-governmental and philanthropic organizations in providing funding for further development or procurement.

Our principal research and development expenses for the three months ended September 30, 2008 and 2007 are shown in the following table:

	Three Months Ended
	September 30,
(in thousands)	2008	2007

Biodefense:
BioThrax enhancements	$1,799	$995
Recombinant protective antigen anthrax vaccine	2,211	-
Next generation anthrax vaccines	348	702
Anthrax immune globulin therapeutic	1,230	891
Anthrax monoclonal therapeutic	281	-
Botulinum vaccines	659	1,806
Total biodefense	6,528	4,394
Commercial:
Typhoid vaccine	5,181	3,099
Hepatitis B therapeutic vaccine	810	1,520
Group B streptococcus vaccine	1,537	1,969
Tuberculosis vaccine	873	-
Chlamydia vaccine	264	910
Meningitis B vaccine	309	361
Total commercial	8,974	7,859
Other	1,125	524
Total	$16,627	$12,777

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $923,000, or 6%, to $14.1 million for the three months ended September 30, 2008 from $15.0 million for the three months ended September 30, 2007. The decrease in selling, general and administrative expenses was driven by lower costs in our headquarters and staff organization and primarily reflects a decrease of approximately $1.0 million resulting from decreased professional services for our headquarters organization, partially offset by an increase of $93,000 in sales and marketing expenses related to the growth of our staff and an increase in our sales and marketing activities. The majority of the expense is attributable to the biodefense segment, in which selling, general and administrative expenses decreased by $725,000, or 6%, to $10.8 million for the three months ended September 30, 2008 from $11.5 million for the three months ended September 30, 2007. Selling, general and administrative expenses related to our commercial segment decreased by $197,000, or 6%, to $3.3 million for the three months ended September 30, 2008 from $3.5 million for the three months ended September 30, 2007.

Total Other Income (Expense)

Total other income (expense) increased by $26,000, or 6%, to $477,000 for the three months ended September 30, 2008 from $451,000 for the three months ended September 30, 2007. This increase resulted primarily from a increase in other income (expense) of $13,000, a decrease in interest expense of $9,000, and a increase in interest income of $4,000.

Minority Interest in Subsidiary

In July 2008, we formed a joint venture with the University of Oxford related to our tuberculosis vaccine candidate. The minority interest in subsidiary represents the portion of the net loss realized by our joint venture that is attributable to our partners.

Income Taxes

Provision for income taxes increased by $3.8 million, or 189%, to $5.9 million for the three months ended September 30, 2008 from $2.0 million for the three months ended September 30, 2007. The provision for income taxes for the three months ended September 30, 2008 resulted primarily from our income before provision for income taxes of $16.2 million and an effective tax rate of approximately 36%. The provision for income taxes for the three months ended September 30, 2007 resulted primarily from our income before provision from income taxes of $4.9 million and an effective tax rate of approximately 42%. The decrease in the effective tax rate is due to utilization of foreign operating expenses to reduce tax liabilities. The benefit from income taxes for the three months ended September 30, 2007 also reflects research and development tax credits of $120,000.

Results of Operations

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Revenues

Product sales revenues increased by $49.6 million, or 55%, to $139.3 million for the nine months ended September 30, 2008 from $89.8 million for the nine months ended September 30, 2007. This increase in product sales revenues was primarily due to a 36% increase in the number of doses of BioThrax delivered and a 14% increase in the average sales price per dose. Product sales revenues for the nine months ended September 30, 2008 consisted of BioThrax sales to HHS of $138.5 million and aggregate international and other sales of $781,000. Product sales revenues for the nine months ended September 30, 2007 consisted of BioThrax sales to HHS of $63.5 million and sales to the DoD of $26.2 million.

Contracts and grants revenues decreased by $32,000, or 1%, to $3.5 million for the nine months ended September 30, 2008 from $3.5 million for the nine months ended September 30, 2007. Contracts and grants revenues for the nine months ended September 30, 2008 consisted of $2.0 million from the Sanofi Pasteur collaboration, related to recognition of deferred revenue associated with the upfront payment received in 2006 as well as development service revenue, and $1.5 million from NIAID and other governmental agencies. Contracts and grants revenues for the nine months ended September 30, 2007 consisted of $2.2 million in revenue from the Sanofi Pasteur collaboration, grant revenue from NIAID of $893,000 and grant revenue from the Wellcome Trust of $427,000.

Cost of Product Sales

Cost of product sales increased by $4.4 million, or 20%, to $27.2 million for the nine months ended September 30, 2008 from $22.8 million for the nine months ended September 30, 2007. This increase was attributable to a 36% increase in the number of doses of BioThrax delivered, partially offset by decreased costs resulting from improved production yield.

Research and Development Expense

Research and development expenses increased by $3.6 million, or 9%, to $45.3 million for the nine months ended September 30, 2008 from $41.7 million for the nine months ended September 30, 2007. This increase reflects higher contract service costs, and includes increased expenses of $3.4 million on product candidates categorized in the commercial segment and $1.3 million in other research and development expenses, which are in support of technology platforms and central research and development activities, partially offset by decreased expenses of $1.1 million on product candidates that are categorized in the biodefense segment.

The decrease in spending on biodefense product candidates, detailed in the table below, was primarily attributable to the timing of development efforts on various programs as we completed various studies and prepared for subsequent studies and trials, partially offset by increased spending on product candidates that we acquired during the year. The spending for BioThrax enhancements was related to preparing for and conducting clinical and non-clinical efficacy studies to support applications for marketing approval of these enhancements. The spending for the recombinant protective antigen anthrax vaccine was related primarily to the purchase of this vaccine candidate from VaxGen in May 2008. The increase in spending in our next generation anthrax vaccines program resulted from feasibility studies and formulation development of product candidates. The decrease in spending in our anthrax immune globulin therapeutic candidate was primarily due to the timing of costs related to plasma collection. The spending for the anthrax monoclonal therapeutic candidate was primarily due to the purchase of this vaccine candidate and related technology in March 2008. The decrease in spending for the botulinum vaccine candidates resulted from advancing this program to the process development stage and the manufacture of clinical trial material in 2007.

The increase in spending on commercial product candidates, detailed in the table below, primarily reflects additional personnel and contracted services. The increase in spending for our typhoid vaccine candidate resulted from the manufacture of clinical material and initiating and conducting a Phase IIb study in the U.S., which commenced in the second quarter of 2008. The decrease in spending for our hepatitis B therapeutic vaccine candidate resulted from the cessation of new patient enrollment from our ongoing Phase II clinical trial in the United Kingdom and Serbia as a result of recruiting difficulties. The increase in spending for our group B streptococcus vaccine candidate resulted from preparing for Phase I clinical trials for two of the protein components of the vaccine candidate. We have decided not to proceed with these trials and, as a result, we expect that spending for our group B streptococcus vaccine candidate will be significantly reduced in the future. The spending for our tuberculosis vaccine candidate related to the formation of our joint venture with the University of Oxford in July 2008. Our chlamydia and meningitis B vaccine candidates are in preclinical development.

The increase in other research and development expenses was primarily attributable to spending associated with the development of technology platforms.

We continue to assess, and may alter, our future development plans for our products based on the interest of the U.S. government or other non-governmental and philanthropic organizations in providing funding for further development or procurement.

Our principal research and development expenses for the nine months ended September 30, 2008 and 2007 are shown in the following table:

	Nine Months Ended
	September 30,
(in thousands)	2008	2007

Biodefense:
BioThrax enhancements	$4,883	$4,196
Recombinant protective antigen anthrax vaccine	4,847	-
Next generation anthrax vaccine	3,156	1,848
Anthrax immune globulin therapeutic	3,591	6,692
Anthrax monoclonal therapeutic	531	-
Botulinum vaccine	2,609	7,980
Total biodefense	19,617	20,716
Commercial:
Typhoid vaccine	11,658	7,622
Hepatitis B therapeutic vaccine	2,625	3,988
Group B streptococcus vaccine	5,498	4,549
Tuberculosis vaccine	873	-
Chlamydia vaccine	1,019	2,304
Meningitis B vaccine	1,122	948
Total commercial	22,795	19,411
Other	2,896	1,562
Total	$45,308	$41,689

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $2.3 million, or 6%, to $41.2 million for the nine months ended September 30, 2008 from $38.9 million for the nine months ended September 30, 2007. The increase in selling, general and administrative expenses was driven by an increase in our headquarters and staff organization to support the overall growth of our business, and primarily reflects an increase of approximately $1.8 million resulting from the addition of personnel and increased legal and other professional services for our headquarters organization and an increase of $494,000 in sales and marketing expenses related to the growth of our staff and an increase in our sales and marketing activities. The majority of the expense is attributable to the biodefense segment, in which selling, general and administrative expenses increased by $1.6 million, or 5%, to $31.7 million for the nine months ended September 30, 2008 from $30.1 million for the nine months ended September 30, 2007. Selling, general and administrative expenses related to our commercial segment increased by $734,000, or 8%, to $9.5 million for the nine months ended September 30, 2008 from $8.8 million for the nine months ended September 30, 2007.

Total Other Income (Expense)

Total other income decreased by $278,000, or 14%, to $1.8 million for the nine months ended September 30, 2008 from $2.1 million for the nine months ended September 30, 2007. This decrease resulted primarily from a decrease in interest income of $347,000 as a result of lower investment returns related to decreases in interest rates, partially offset by a decrease in interest expense of $50,000.

Minority Interest in Subsidiary

In July 2008, we formed a joint venture with the University of Oxford related to our tuberculosis vaccine candidate. The minority interest in subsidiary represents the portion of the net loss realized by our joint venture that is attributable to our partners.

Income Taxes

Provision for (benefit from) income taxes increased by $15.3 million to a provision for income taxes of $12.1 million for the nine months ended September 30, 2008 from a benefit from income taxes of $3.2 million for the nine months ended September 30, 2007. The provision for income taxes for the nine months ended September 30, 2008 resulted primarily from our income before provision for income taxes of $31.3 million and an effective tax rate of approximately 39%. The benefit from income taxes for the nine months ended September 30, 2007 resulted primarily from our loss before benefit from income taxes of $8.0 million and an effective tax rate of approximately 40%. The benefit from income taxes for the nine months ended September 30, 2007 also reflects research and development tax credits of $635,000.

Liquidity and Capital Resources

Sources of Liquidity

We require cash to meet our operating expenses and for capital expenditures, acquisitions and principal and interest payments on our debt. We have funded our cash requirements from inception through September 30, 2008 principally with a combination of revenues from BioThrax product sales, debt financings and facilities and equipment leases, development funding from government entities and non-government and philanthropic organizations, the net proceeds from our initial public offering and, to a lesser extent, from the sale of our common stock upon exercise of stock options. We have operated profitably for each of the years in the five year period ended December 31, 2007 and the nine months ended September 30, 2008.

As of September 30, 2008, we had cash and cash equivalents of $104.7 million.

Cash Flows

The following table provides information regarding our cash flows for the nine months ended September 30, 2008 and 2007:

	Nine Months Ended
	September 30,
(in thousands)	2008	2007
Net cash provided by (used in):
Operating activities(1)	$19,346	$(24,339)
Investing activities	(26,464)	(36,197)
Financing activities	6,076	8,384
Total net cash used	$(1,042)	$(52,152)

(1) Includes the effect of exchange rate changes on cash and cash equivalents.

Net cash provided by operating activities of $19.3 million for the nine months ended September 30, 2008 resulted principally from net income of $19.2 million and a decrease in billed but uncollected accounts receivable of $4.7 million for the nine month period, partially offset by a decrease in income taxes payable of $4.8 million primarily due to the timing of payment of our 2007 income tax liability.

Net cash used in operating activities of $24.3 million for the nine months ended September 30, 2007 resulted principally from our net loss of $4.8 million, a decrease in income taxes payable of $13.7 million due to the timing of payment of our 2006 income tax liability and the impact of excess tax benefits related to stock option exercises of $6.7 million.

Net cash used in investing activities for the nine months ended September 30, 2008 and 2007 resulted principally from the purchase of property, plant and equipment and, in 2008, the issuance of a note receivable in the amount of $10.0 million. Capital expenditures of $16.5 million and $36.2 million for the nine months ended September 30, 2008 and 2007, respectively, relate primarily to construction, qualification and validation activities for our new manufacturing facility in Lansing.

Net cash provided by financing activities of $6.1 million for the nine months ended September 30, 2008 resulted primarily from the release of $5.0 million of restricted cash related to our continuing compliance with the debt covenants specified in our HSBC term loan and $620,000 from the exercise of stock options.

Net cash provided by financing activities of $8.4 million for the nine months ended September 30, 2007 resulted primarily from the additional proceeds from a term loan with HSBC of $15.3 million, $2.5 million in proceeds from the exercise of stock options and $6.7 million related to excess tax benefits from the exercise of stock options, partially offset by $11.1 million of principal payments on long-term indebtedness, including the repayment of $8.9 million from our revolving line of credit with Fifth Third Bank, and a $5.0 million restricted cash deposit in accordance with our HSBC term loan.

Debt Financing

As of September 30, 2008, we had $58.4 million principal amount of debt outstanding, comprised primarily of the following:

•

$2.5 million outstanding under a forgivable loan from the Department of Business and Economic Development of the State of Maryland used to finance eligible costs incurred to purchase the first facility in Frederick, Maryland;

•	$7.9 million outstanding under a mortgage loan from PNC Bank used to finance the remaining portion of the purchase price for the first Frederick facility;
•	$6.5 million outstanding under a mortgage loan from HSBC Realty Credit Corporation used to finance the purchase price for the second facility on the Frederick site;
•	$26.5 million outstanding under a term loan from HSBC Realty Credit Corporation used to finance a portion of the costs of our facility expansion in Lansing, Michigan; and
•	$15.0 million outstanding under a $15.0 million revolving line of credit with Fifth Third Bank.

Tax Benefits

In connection with our facility expansion in Lansing, the State of Michigan and the City of Lansing have provided us a variety of tax credits and abatements. We estimate that the total value of these tax benefits may be up to $18.5 million over a period of up to 15 years, beginning in 2006. These tax benefits are primarily based on our planned investment in our Lansing facility. In addition, we must maintain a specified number of employees in Lansing to continue to qualify for these tax benefits.

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

We may seek to raise additional external debt or equity financing to provide additional financial flexibility and we may from time to time file shelf registration statements to facilitate such financing. Our committed external sources of funds consist of credit that may be available from time to time under our revolving line of credit with Fifth Third Bank and grant and development funding of our anthrax immune globulin therapeutic candidate, anthrax monoclonal antibody therapeutic candidate, next generation anthrax vaccine candidate and recombinant botulinum vaccine candidate. Our ability to borrow additional amounts under our loan agreements is subject to our satisfaction of specified conditions.

Our future capital requirements will depend on many factors, including:

•	the level and timing of BioThrax product sales and cost of product sales;
•

the timing of, and the costs involved in qualification and validation activities related to our new manufacturing facility in Lansing, Michigan and, if we proceed, the build out of our manufacturing facility in Frederick, Maryland;

•	the scope, progress, results and costs of our preclinical and clinical development activities;
•	the costs, timing and outcome of regulatory review of our product candidates;
•	the number of, and development requirements for, other product candidates that we may pursue;
•	the costs of commercialization activities, including product marketing, sales and distribution;
•	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other patent-related costs, including litigation costs and the results of such litigation;
•	the extent to which we acquire or invest in businesses, products and technologies;
•	our ability to obtain development funding from government entities and non-government and philanthropic organizations; and
•	our ability to establish and maintain collaborations.

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

Recent Accounting Pronouncements

In May 2008, FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, or SFAS No. 162. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the U.S. SFAS No. 162 is effective 60 days following the Securities and Exchange Commission approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. We anticipate that the adoption of this statement will not have a material impact on our financial statements.

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

In February 2008, the FASB issued a one-year deferral for non-financial assets and liabilities to comply with SFAS No. 157, Fair Value Measurements, or SFAS No. 157. We adopted SFAS No. 157 for financial assets and liabilities effective January 1, 2008. There was no material effect upon adoption of this accounting pronouncement on our consolidated results of operations or financial position. We do not expect the adoption of SFAS No. 157 as it pertains to non-financial assets and liabilities to have a material impact on our financial statements.

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

In November 2007, the EITF issued EITF No. 07-1, Accounting for Collaborative Arrangements, or EITF No. 07-1. EITF No. 07-1 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. The provisions of EITF No. 07-1 are effective for fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years. EITF No. 07-1 shall be applied to all periods presented for all collaborative arrangements existing as of the effective date. We are currently evaluating the impact of the adoption of this statement on our financial statements.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2008. The term “disclosure controls and procedures,” as defined in Rules 13 a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2008, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, occurred during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Litigation against Protein Sciences Corporation. On July 9, 2008, we filed suit against Protein Sciences Corporation, or PSC, Daniel D. Adams, PSC’s Chief Executive Officer, and Manon M.J. Cox, PSC’s Chief Operating Officer, in the Supreme Court of the State of New York raising claims in connection with the letter of intent, asset purchase agreement and related loan agreement entered into by us and PSC. On September 12, 2008, a stipulation of discontinuance was filed with the court regarding the claims against Mr. Adams and Ms. Cox. Also on September 12, 2008, we filed a first amended complaint against PSC. As amended, the complaint alleges fraud, breach of the asset purchase agreement, loan agreement and related letter of intent, breach of the duty of good faith and fair dealing, unjust enrichment, and unfair business practices. We are seeking monetary damages of no less than $13 million, punitive damages, declaratory judgment that we have no further funding obligations to PSC, injunctive relief associated with PSC's misappropriation of funds provided by us, injunctive relief to protect the collateral for our loan, a declaratory judgment that the asset purchase agreement remains in effect and injunctive relief barring PSC’s breach of the no-shop provision, and other appropriate relief. On October 3, 2008, we filed a separate suit against Mr. Adams and Ms. Cox in the Federal District Court for the District of Connecticut, alleging fraud and unfair trade practices and seeking compensatory and punitive damages.

On July 29, 2008, PSC announced that it has terminated the asset purchase agreement for alleged breach of the obligation to continue to provide funding and to preserve confidentiality. PSC has since reiterated its position that the asset purchase agreement is terminated in a September 2008 letter to shareholders. Additionally, PSC asserted in an earlier communication to us that we are liable for a break-up fee of $1.5 million, that this liability reduces the balance of the loan due to us from $10 million to $8.5 million, and that PSC does not believe that the note is due until December 31, 2008. We dispute PSC's position and contend that PSC has defaulted on the loan, breached the contract, has no right to terminate the asset purchase agreement and is required to repay the $10 million loan immediately.

PSC has moved to dismiss the first amended complaint in the New York action and a hearing on that motion is currently scheduled for November 2008. PSC has not yet asserted any counterclaims, but it has notified us in writing that it will assert counterclaims for “among other things, breach of contract, intentional misrepresentations, tortious interference with business relations and unfair trade practices.” In the Connecticut action, Adams and Cox have yet to respond to the complaint.

BioThrax product liability litigation. Between 2001 and 2003, over 100 individual plaintiffs filed a series of lawsuits in which they claimed damages resulting from personal injuries allegedly caused by vaccination with BioThrax by the DoD. In April 2006, the U.S. District Court for the Western District of Michigan entered summary judgment in our favor in four consolidated lawsuits brought by approximately 120 claimants. The District Court’s ruling in these consolidated cases was based on two grounds. First, the District Court found that we were entitled to protection under a Michigan state statute that provides immunity for drug manufacturers if the drug was approved by the FDA and its labeling is in compliance with FDA approval, unless the plaintiffs establish that the manufacturer intentionally withheld or misrepresented information to the FDA and the drug would not have been approved, or the FDA would have withdrawn approval, if the information had been accurately submitted. Second, the District Court found that we were entitled to the immunity afforded by the government contractor defense, which, under specified circumstances, extends the sovereign immunity of the U.S. to government contractors who manufacture a product for the government. Specifically, the government contractor defense applies when the government approves reasonably precise specifications, the product conforms to those specifications and the supplier warns the government about known dangers arising from the use of the product. The District Court found that we established each of those factors.

In 2005 and 2006, we were named as a defendant in three federal lawsuits, each filed on behalf of a single plaintiff claiming different injuries caused by DoD’s immunization with BioThrax. Each plaintiff sought a different amount of damages. Each of these lawsuits has been dismissed with prejudice and no BioThrax product liability cases remain pending. We believe that we are entitled to indemnification under our prior contract with the DoD for legal fees associated with the BioThrax product liability cases brought by military personnel.

Insurance coverage litigation. On December 26, 2006, we were named as a defendant in a lawsuit brought by Evanston Insurance Company in the U.S. District Court for the Western District of Michigan captioned Evanston Insurance Company v. BioPort Corporation and Robert C. Myers. Evanston issued a general liability policy to us in 2000, and we made a claim for coverage under that policy for defense and indemnity costs incurred as a result of the claims asserted in the BioThrax product liability litigation discussed above and the thimerosal litigation discussed below. In its complaint, Evanston asserted a number of purported bases for the court to void or reduce its obligation to defend or indemnify us, including a claim that we failed to disclose on our insurance application our alleged knowledge of “incidents, conditions, circumstances, effects or suspected defects which may result in claims.” In October 2008, we resolved this insurance coverage dispute with Evanston and the lawsuit was dismissed with prejudice.

Mil Vax litigation. In 2003, six unidentified plaintiffs filed suit in the U.S. District Court for the District of Columbia against the U.S. government seeking to enjoin the Anthrax Vaccine Immunization Program administered under MilVax under which all military personnel were required to be vaccinated with BioThrax. In October 2004, the District Court enjoined the DoD from administering BioThrax to military personnel on a mandatory basis without their informed consent or a Presidential waiver. This ruling was based in part on the District Court’s finding that the FDA, as part of its review of all biological products approved prior to 1972, had not properly issued a final order determining that BioThrax is safe and effective and not misbranded. In December 2005, the FDA issued a final order determining that BioThrax is safe and effective and not misbranded. In February 2006, the U.S. Court of Appeals for the District of Columbia, on appeal of the injunction by the government, ruled that the injunction had dissolved by its own terms as a result of the FDA’s final order. The matter remains pending in the District Court, where subsequent proceedings have focused on whether the plaintiffs are entitled to recover attorneys’ fees from the government.

In October 2006, the DoD announced that it was resuming a mandatory vaccination program for BioThrax for designated military personnel and emergency DoD civilian personnel and contractors. In December 2006, the same counsel who represented the plaintiffs in the 2003 litigation filed a new lawsuit against the government in the same federal court, on behalf of unnamed service members and the DoD civilian employees or contractors and purportedly on behalf of a class of similarly situated individuals. The suit contends on various grounds that the FDA's 2005 final order should be set aside as substantively and procedurally flawed and that BioThrax is not properly approved for use in the DoD’s vaccination program. The plaintiffs seek a declaration that BioThrax is improperly licensed and is not approved for use against inhalation anthrax, an order vacating the FDA’s 2005 final order, and an injunction prohibiting the DoD from using BioThrax in a mandatory vaccination program. In February 2008, the federal court in which that case was pending dismissed the action, concluding that FDA did not make a clear error of judgment in reaffirming the safety and efficacy of BioThrax. On April 24, 2008, plaintiffs filed a notice of appeal of that decision to the U.S. Court of Appeals for the District of Columbia Circuit and the appeal has been assigned docket number 08-5117. Although we are not a party to the lawsuits challenging DoD’s mandatory anthrax vaccination program, if the District Court were to enjoin the mandatory use of BioThrax by DoD, the amount of future purchases of BioThrax by the U.S. government could be affected.

Other. We are, and may in the future become, subject to other legal proceedings, claims and litigation arising in the ordinary course of our business in connection with the manufacture, distribution and use of our products and product candidates. For example, Emergent BioDefense Operations is a defendant, along with many other vaccine manufacturers, in a series of lawsuits that have been filed in various state and federal courts in the U.S. alleging that thimerosal, a mercury-containing preservative used in the manufacture of some vaccines, caused personal injuries, including brain damage, central nervous system damage and autism. No specific dollar amount of damages has been claimed.

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

Risks Related to Our Dependence on U.S. Government Contracts

We have derived substantially all of our revenue from sales of BioThrax under contracts with the DoD or HHS. If DoD and HHS demand for BioThrax is reduced, our business, financial condition and operating results could be materially harmed.

We have derived and expect for the foreseeable future to continue to derive substantially all of our revenue from sales of BioThrax, our FDA-approved anthrax vaccine and only marketed product. In 2006, 2007, and the nine months ended September 30, 2008, we derived substantially all of our revenue from our BioThrax contracts with the DoD or HHS. We are currently party to two contracts with HHS to supply doses of BioThrax for placement into the SNS. We are not currently party to a procurement contract with the DoD, which currently procures doses of BioThrax directly from the SNS. If the SNS priorities change, or if the DoD dose requirements from the SNS are reduced, our revenues could be substantially reduced.

Our existing and prior contracts with the DoD and HHS do not necessarily increase the likelihood that we will secure future comparable contracts with the U.S. government. HHS has issued a request for proposals for contracts to develop and procure a recombinant protective antigen based anthrax vaccine which we may not win. Additionally, procurement by HHS of a recombinant protective antigen based anthrax vaccine could reduce demand for BioThrax. The success of our business and our operating results for the foreseeable future are substantially dependent on the price per dose, the number of doses and the timing of deliveries for BioThrax sales to the U.S. government.

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

We expect that a significant portion of the business that we will seek in the near future will be under government contracts or subcontracts awarded through competitive bidding. Competitive bidding for government contracts presents a number of risks that are not typically present in the commercial contracting process, including:

•	the need to devote substantial time and attention of management and key employees to the preparation of bids and proposals for contracts that may not be awarded to us;
•	the need to accurately estimate the resources and cost structure that will be required to perform any contract that we might be awarded;
•	the risk that the government will issue a request for proposal to which we would not be eligible to respond;
•	the risk that third parties may submit protests to our responses to requests for proposal that could result in delays or withdrawals of those requests for proposal; and
•

the expenses that we might incur and the delays that we might suffer if our competitors protest or challenge contract awards made to us pursuant to competitive bidding, and the risk that any such protest or challenge could result in the resubmission of bids based on modified specifications, or in termination, reduction or modification of the awarded contract.

The U.S. government may choose to award future contracts for the supply of anthrax vaccines and other biodefense product candidates that we are developing to our competitors instead of to us. If we are unable to win particular contracts, we may not be able to operate in the market for products that are provided under those contracts for a number of years. For example, the U.S. Department of Health and Human Services Biomedical Advanced Research and Development Authority, or BARDA, has issued a request for proposal for a recombinant protective antigen, or rPA, anthrax vaccine for the SNS. We have submitted a proposal responding to this request for proposal. Our ability to get an award will depend on whether we can persuade BARDA that we have manufacturing facilities that meet the requirements for the manufacture of rPA and the technical merits of our rPA vaccine candidate. The U.S. government may purchase another company’s product candidate instead of our rPA vaccine candidate. If we are unable to consistently win new contract awards over an extended period, or if we fail to anticipate all of the costs and resources that will be required to secure such contract awards, our growth strategy and our business, financial condition, and operating results could be materially adversely affected. Purchases by the U.S. government of an rPA vaccine candidate, whether from us or another company, may reduce demand for BioThrax, perhaps significantly.

Our U.S. government contracts for BioThrax require ongoing funding decisions by the government. The failure to fund these contracts could cause our financial condition and operating results to suffer materially.

Our principal customer for BioThrax is the U.S. government. In addition, we anticipate that the U.S. government will be the principal customer for any other biodefense products that we successfully develop. Over its lifetime, a U.S. government program may be implemented through the award of many different individual contracts and subcontracts. The funding of some government programs is subject to Congressional appropriations, generally made on a fiscal year basis even though a program may continue for several years. Our government customers are subject to stringent budgetary constraints and political considerations. If levels of government expenditures and authorizations for biodefense decrease or shift to programs in areas where we do not offer products or are not developing product candidates, our business, revenues and operating results may suffer. For example, the sale of most supplied doses under our new contract with HHS is subject to the annual appropriations process.

The success of our business with the U.S. government depends on our compliance with regulations and obligations under our U.S. government contracts and various federal statutes and regulations.

Our business with the U.S. government is subject to specific procurement regulations and a variety of other legal compliance obligations. These laws and rules include those related to:

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

Our agreements with HHS to supply doses of BioThrax to HHS for placement into the SNS provide that if we receive FDA approval of an application to extend the expiry dating of BioThrax from three years to four years, HHS will increase the price per dose under the agreements. The regulatory approval process is complex and uncertain, and there is no guarantee that we will receive approval of four-year expiry dating. If we do not receive FDA approval of four-year expiry dating during the term of the agreement, we will not be entitled to receive the increased price per dose.

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

Generally, government contracts, including our HHS contracts for BioThrax, contain provisions permitting unilateral termination or modification, in whole or in part, at the government’s convenience. Under general principles of government contracting law, if the government terminates a contract for convenience, the terminated company may recover only its incurred or committed costs, settlement expenses and profit on work completed prior to the termination.

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

The results of future legal proceedings could reduce demand for BioThrax by the U.S. government. For example, in 2003, a group of unnamed military personnel filed a lawsuit seeking to enjoin the DoD from administering BioThrax on a mandatory basis without informed consent of the recipient or a Presidential waiver, and, in 2004, a federal court issued the requested injunction. In 2005, the FDA issued an order affirming the BioThrax license, and, as a result, an appellate court ruled in February 2006 that the injunction was dissolved.

In October 2006, the DoD announced that it was resuming a mandatory vaccination program for BioThrax for designated military personnel and emergency DoD civilian personnel and contractors. In December 2006, the same counsel who brought the prior lawsuit filed a new lawsuit contending that the FDA's 2005 final order should be set aside and that BioThrax is not properly approved for use in the DoD’s vaccination program. In February 2008, the federal court in which that case was pending dismissed the action, concluding that FDA did not make a clear error of judgment in reaffirming the safety and efficacy of BioThrax. In April 2008, the plaintiffs filed a notice of appeal of this decision.

Although we are not a party to any lawsuits challenging the DoD’s mandatory use of the vaccine, if a court were to again enjoin the DoD's use of BioThrax on a mandatory basis, the amount of future purchases of BioThrax by the U.S. government could be affected. Furthermore, contractual indemnification provisions and statutory liability protections may not fully protect us from all related liabilities, and statutory liability protections could be revoked or amended to reduce the scope of liability protection. In addition, lawsuits brought directly against us by third parties, even if not successful, require us to spend time and money defending the related litigation.

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

As of September 30, 2008, we had $58.4 million principal amount of debt outstanding. We may seek to raise substantial external debt financing to provide additional financial flexibility. Our leverage could have significant adverse consequences, including:

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

As of September 30, 2008, we had $104.7 million of cash and cash equivalents. Our future capital requirements will depend on many factors, including:

•	the level and timing of BioThrax product sales and cost of product sales;
•	the acquisition of new facilities;
•

the timing of, and the costs involved in, completion of qualification and validation activities related to our new manufacturing facility in Lansing, Michigan and, if we proceed, the build out of our manufacturing facilities in Frederick, Maryland;

•	the scope, progress, results and costs of our preclinical and clinical development activities;
•	the costs, timing and outcome of regulatory review of our product candidates;
•	the number of, and development requirements for, other product candidates that we may pursue;
•	the costs of commercialization activities, including product marketing, sales and distribution;
•	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other patent-related costs, including litigation costs and the results of such litigation;
•	the extent to which we acquire or invest in businesses, products and technologies;
•	our ability to obtain development funding from government entities and non-government and philanthropic organizations; and
•	our ability to establish and maintain collaborations.

Our committed external sources of funds consist of the borrowing availability under our revolving line of credit with Fifth Third Bank and grant and development funding of our anthrax immune globulin therapeutic product candidate, anthrax monoclonal antibody therapeutic candidate, and our next generation anthrax vaccine candidate. To the extent our capital resources are insufficient to meet our future capital requirements, we will need to finance our cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements, which we may not be able to obtain when needed or on attractive terms, which would force us to delay, reduce the scope of or eliminate our research and development programs or reduce our planned commercialization efforts.

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

We are currently evaluating alternatives for the manufacture of various product candidates. We may seek to acquire one or more additional facilities or sign agreements with contract manufacturing organizations. We are spending significant amounts on our new 50,000 square foot manufacturing facility on our Lansing, Michigan campus, which was designed to produce multiple fermentation-based vaccines, subject to complying with appropriate change-over procedures. We also own two buildings in Frederick, Maryland that are available to address our future manufacturing requirements and have initiated initial engineering design and preliminary utility build out for these facilities.

Constructing and preparing a facility for manufacturing is a significant project. For example, constructing the new Lansing facility with the potential for increased manufacturing capacity for BioThrax requires that we scale-up both fermentation and downstream processing compared to the levels employed at our existing production facility for BioThrax. The process for qualifying and validating new facilities for FDA licensure can be costly and time consuming, may result in unanticipated delays and may cost more than expected due to a number of factors, including regulatory requirements. The costs and time required to comply with the FDA’s current Good Manufacturing Practice, or cGMP, regulations, or similar regulatory requirements for sales of our products outside the U.S., may be significant. If BioThrax qualification and validation activities of our new facility in Lansing are delayed, or if we decide to not utilize the Lansing facility for the manufacture of BioThrax, we may not be able to manufacture sufficient quantities of BioThrax to allow us to increase sales of BioThrax to the U.S. government and other customers, which would limit our opportunities for growth. Costs associated with constructing, qualifying and validating manufacturing facilities could require us to raise additional funds from external sources. We may not be able to do so on favorable terms or at all.

BioThrax and our immune related biologics product candidates are complex to manufacture, especially on a large scale commercial basis, which could cause us to delay product launches or experience shortages of products.

BioThrax and all our product candidates are biologics. Manufacturing biologic products, especially in large quantities, is complex. The products must be made consistently and in compliance with a clearly defined manufacturing process. Accordingly, it is essential to be able to validate and control the manufacturing process to assure that it is reproducible. Slight deviations anywhere in the manufacturing process, including obtaining materials, seed growth, fermentation, filtration, filling, labeling, packaging, storage and shipping and quality control and testing, may result in lot failures or manufacturing shut-down, delay in the release of lots, product recalls, spoilage or regulatory action. From time to time we have experienced, and during the quarter experienced, deviations in the manufacturing process that may take significant time and resources to resolve and if unresolved may affect manufacturing output.

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

We have outsourced the operation for filling BioThrax into vials to a single company, Hollister-Stier Laboratories LLC. Our contract with Hollister-Stier expires on December 31, 2010. We have not established redundancy for our filling functions. We have identified and contracted with a substitute provider that we believe can handle our filling needs. Before this party may perform filling services for us, it must be qualified and licensed by the FDA. If Hollister-Stier is unable to perform filling services for us, we would need to obtain FDA approval of our potential substitute filler, engage, qualify and license an alternative filling company or develop our own filling capabilities. Any new contract filling company or filling capabilities that we acquire or develop will need to obtain FDA approval for filling BioThrax at its facilities. Identifying and engaging a new contract filling company or developing our own filling capabilities and obtaining FDA approval could involve significant cost and delay. As a result, we might not be able to deliver BioThrax orders on a timely basis and our revenues could decrease.

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

We currently rely on third parties to manufacture the supplies of our immune related biologics product candidates that we require for preclinical and clinical development, including our anthrax immune globulin therapeutic, tuberculosis vaccine, typhoid vaccine and hepatitis B therapeutic vaccine candidates. Any significant delay in obtaining adequate supplies of our product candidates could adversely affect our ability to develop or commercialize these product candidates. Although we recently commissioned a new pilot plant manufacturing facility on our Lansing campus for production of preclinical and clinical supplies of our product candidates, we expect that we will continue to use third parties for these purposes.

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

If alternative suppliers are not available or are delayed in fulfilling our requirements, or if we are unsuccessful in developing our own manufacturing capabilities, we may not be able to obtain adequate supplies of our product candidates on a timely basis. A change of manufacturers would require review and approval from the FDA and the applicable foreign regulatory agencies. This review may be costly and time consuming. There are a limited number of manufacturers that operate under the FDA’s cGMP requirements and that are both capable of manufacturing for us and willing to do so.

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

We cannot be certain that our present or future manufacturers will be able to comply with cGMP regulations and other FDA regulatory requirements or similar regulatory requirements outside the U.S. We do not control compliance by manufacturers with these regulations and standards. If we or these third parties fail to comply with applicable regulations, sanctions could be imposed on us, which could significantly and adversely affect supplies of our product candidates. The sanctions that might be imposed include:

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

Our development and manufacturing processes involve the use of hazardous materials, including chemicals, bacteria, viruses and radioactive materials, and produce waste products. Accordingly, we are subject to federal, state, local and foreign laws and regulations governing the use, manufacture, distribution, storage, handling, disposal and recordkeeping of these materials. We are also subject to a variety of environmental laws in Michigan regarding underground storage tanks. One such tank on our Lansing campus is leaking. We are in the process of monitoring this leak. In the event that the State of Michigan does not indemnify us, or if our insurance does not cover the exposure of any remediation that may be necessary, we could spend significant amounts on remediation efforts. In addition to complying with environmental and occupational health and safety laws, we must comply with special regulations relating to biosafety administered by the CDC, HHS and the DoD.

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

We also are subject to export control regulations governing the export of BioThrax and technology and materials used to develop and manufacture BioThrax and our product candidates. These laws and regulations may limit the countries in which we may conduct development and manufacturing activities. If we fail to comply with environmental, occupational health and safety, biosafety and export control laws, we could be held liable for fines, penalties and damages that result, and any such liability could exceed our assets and resources. In addition, we could be required to cease immediately all use of a select agent or toxin, and we could be prohibited from exporting our products, technology and materials. Our general liability and excess insurance policies provide combined limits of $12 million in the annual aggregate. The general liability policy provides coverage of $1 million per occurrence with a $2 million aggregate. The excess liability policy provides for $10 million per occurrence and in the aggregate.

The general liability policy currently does not, with the exception of employee benefits liability, have a deductible. The employee benefits policy deductible is $1,000 per occurrence. Both the general liability and excess liability policies exclude coverage for liabilities relating to the release of pollutants. We do not currently hold insurance policies expressly providing for coverage relating to our use of hazardous materials, with the exception of our storage tank liability insurance policy for our Lansing facility. This policy has a $1 million per occurrence and $2 million annual aggregate limit with a $25,000 per claim deductible. The insurance that we currently hold may not be adequate to cover all liabilities relating to accidental contamination or injury as a result of pollution conditions or other extrodinary or unanticipated events.

Risks Related to Product Development

Our business depends significantly on our success in completing development and commercializing product candidates that are still under development. If we are unable to commercialize these product candidates, or experience significant delays or costs in doing so, our business will be materially harmed.

We have invested a significant portion of our efforts and financial resources in the development of our immune related biologics product candidates. In addition to BioThrax product sales, our ability to generate near term revenue is dependent on the success of our development programs, and on the U.S. government’s interest in providing development funding for or procuring our product candidates. The commercial success of our product candidates will depend on many factors, including:

•	successful development, formulation and cGMP scale-up of biological manufacturing that meets FDA requirements;
•	successful development of animal models by the U.S. government;
•	successful completion of non-clinical development, including studies in approved animal models;
•	the expense of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
•	successful completion of clinical trials;
•	receipt of marketing approvals from the FDA and similar foreign regulatory authorities;
•	a determination by the Secretary of HHS that our biodefense product candidates should be purchased for the SNS prior to FDA approval;
•	establishing commercial manufacturing processes of our own or arrangements with contract manufacturers at acceptable costs;
•	manufacturing stable commercial supplies of product candidates, including materials based on recombinant technology;
•	launching commercial sales of the product, whether alone or in collaboration with others; and
•	acceptance of the product by potential government customers, physicians, patients, healthcare payors and others in the medical community.

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

•	we might have to suspend or terminate our clinical trials if the participants are being exposed to unacceptable health risks;

•	regulators or institutional review boards may require that we hold, suspend or terminate clinical development for various reasons, including noncompliance with regulatory requirements;
•	the cost of our clinical trials could escalate and become cost prohibitive;
•	we may have difficulty finding locations or institutions to conduct animal or human trials;
•	any regulatory approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the product not commercially viable;
•	we may not be successful in recruiting a sufficient number of qualifying subjects for our clinical trials; and
•	the effects of our product candidates may not be the desired effects or may include undesirable side effects or the product candidates may have other unexpected characteristics.

For example, the standard of care for the treatment of patients infected with hepatitis B is affecting our ability to recruit participants for our Phase II clinical trial in the United Kingdom and Serbia, causing us to cease enrollment in this trial. In addition, because some of our current and future vaccine candidates contain live attenuated viruses, our testing of these vaccine candidates is subject to additional risk. For example, there have been reports of serious adverse events following administration of live vaccine products in clinical trials conducted by other vaccine developers. Also, for some of our current and future vaccine candidates, we expect to conduct clinical trials in chronic carriers of the disease that our product candidate seeks to prevent. There have been reports of disease flares in chronic carriers following administration of live vaccine products.

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

Our product development costs will also increase if we experience delays in testing, are required to conduct additional testing, or experience delays in product approval. Significant clinical trial delays also could allow our competitors to bring products to market before we do and impair our ability to commercialize our products or product candidates.

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

The market for sales of BioThrax to customers other than the U.S. government is new and undeveloped, and we may not be successful in generating meaningful sales of BioThrax to these potential customers. To date, we have made only modest sales to these customers. In particular, we have supplied small amounts of BioThrax directly to several foreign governments. Foreign governments in the past have requested that we submit an FDA certification of compliance. Until we reach final resolution of the issues raised in the FDA’s May 2008 inspection described below under “—Risks related to regulatory approval—Our products could be subject to restrictions or withdrawal from the market and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our products,” such a certification may be difficult to obtain, potentially limiting our ability to make sales to foreign customers. In 2007 and the nine months ended September 30, 2008, our sales of BioThrax to customers other than the U.S. government represented a small portion of our revenue. If we fail to significantly increase our sales of BioThrax to these customers, our business and opportunities for growth could be materially harmed.

Government regulations may make it difficult for us to achieve significant sales of BioThrax to customers other than the U.S. government. For example, many foreign governments require licensure of BioThrax in their jurisdiction before they will consider procuring doses. Additionally, we are subject to export control laws imposed by the U.S. government. Although there are currently only limited restrictions on the export of BioThrax and related technology, the U.S. government may decide, particularly in the current environment of elevated concerns about global terrorism, to increase the scope of export prohibitions. These controls could limit our sales of BioThrax to foreign governments and other foreign customers. In addition, U.S. government demand for anthrax vaccine may limit supplies of BioThrax available for sale to non-U.S. government customers. For example, our efforts to develop domestic commercial and international sales may be impeded by the DoD’s right under the Defense Production Act to require us to deliver doses that we do not currently anticipate.

Our ability to meet any potential increased demand that develops for sales of BioThrax to customers other than the U.S. government depends on our available production capacity. We use substantially all of our current production capacity at our facility in Lansing to manufacture BioThrax for sale to U.S. government customers. In the event we do not use our new Lansing facility for the manufacture of BioThrax, or if BioThrax qualification and validation activities for this facility are delayed, we may not be able to manufacture sufficient quantities of BioThrax to allow us to increase sales of BioThrax to customers other than the U.S. government which could limit our opportunities for growth.

Laws and regulations governing international operations may preclude us from developing, manufacturing and selling certain product candidates outside of the U.S. States and require us to develop and implement costly compliance programs.

As we continue to expand our operations outside of the U.S., we must comply with numerous laws and regulations relating to international business operations. The creation and implementation of international business practices compliance programs is costly and such programs are difficult to enforce, particularly where reliance on third parties is required.

The Foreign Corrupt Practices Act, or FCPA, prohibits any U.S. individual or businesses from paying, offering, or authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the U.S. to comply with certain accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations. The anti-bribery provisions of the FCPA are enforced primarily by the U.S. Department of Justice. The SEC is involved with enforcement of the books and records provisions of the FCPA.

Compliance with the FCPA is expensive and difficult, particularly in countries in which corruption is a recognized problem. In addition, the FCPA presents particular challenges in the pharmaceutical industry, because, in many countries, hospitals are operated by the government, and doctors and other hospital employees are considered foreign officials. Certain payments to hospitals in connection with clinical studies and other work have been deemed to be improper payments to government officials and have led to FCPA enforcement actions.

Various laws, regulations and executive orders also restrict the use and dissemination outside of the U.S., or the sharing with certain non-U.S. nationals, of information classified for national security purposes, as well as certain products and technical data relating to those products. Our expanding presence outside of the U.S. will require us to dedicate additional resources to compliance with these laws, and these laws may preclude us from developing, manufacturing, or selling certain products and product candidates outside of the U.S., which could limit our growth potential and increase our development costs.

The failure to comply with laws governing international business practices may result in substantial penalties, including suspension or debarment from government contracting. Violation of the FCPA can result in significant civil and criminal penalties. Indictment alone under the FCPA can lead to suspension of the right to do business with the U.S. government until the pending claims are resolved. Conviction of a violation of the FCPA can result in long term disqualification as a government contractor. The termination of a government contract or relationship as a result of our failure to satisfy any of our obligations under laws governing international business practices would have a negative impact on our operations and harm our reputation and ability to procure government contracts. The SEC also may suspend or bar issuers from trading securities on U.S. exchanges for violations of the FCPAs accounting provisions.

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

In addition, notwithstanding favorable findings regarding the safety and efficacy of BioThrax by the FDA in its final ruling in December 2005, the GAO reiterated concerns regarding BioThrax in Congressional testimony in May 2006 that it had previously identified beginning in 1999. These concerns include the licensed six-dose regimen and annual booster doses, questions about the long-term and short-term safety of the vaccine, including how safety is affected by gender differences, and uncertainty about the vaccine’s efficacy against inhalational anthrax.

The use of vaccines carries a risk of adverse health effects. The adverse reactions that have been associated with the administration of BioThrax include local reactions, such as redness, swelling and limitation of motion in the inoculated arm, and systemic reactions, such as headache, fever, chills, nausea and general body aches. In addition, some serious adverse events have been reported to the vaccine adverse event reporting system database maintained by the CDC and the FDA with respect to BioThrax. The report of any adverse event to the vaccine adverse event reporting system database is not proof that the vaccine caused such event. Serious adverse events, including diabetes, heart attacks, autoimmune diseases, including Guillian Barre syndrome, lupus and multiple sclerosis, lymphoma and death, have not been causally linked to the administration of BioThrax.

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

To achieve commercial success for any approved product, we must either develop a sales and marketing organization or outsource these functions to third parties. We currently market and sell BioThrax through a small, targeted marketing and sales group. We plan to continue to do so and expect that we will use a similar approach for sales to the U.S. government of any other biodefense product candidates that we successfully develop. However, to increase our sales of BioThrax to state and local governments and foreign governments and create an infrastructure for future sales of other biodefense products to these customers, we plan to expand our sales and marketing organization, which will be expensive and time consuming.

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

Our competitors may develop products that are safer, more effective, have fewer side effects, are more convenient or are less costly than any products that we may develop. Our competitors may also obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours. We believe that our most significant competitors in the area of immune related biologics are a number of pharmaceutical companies that have vaccine programs, including GlaxoSmithKline, Sanofi-Aventis, Wyeth, Merck and Novartis, as well as smaller more focused companies engaged in immune related biologics development, such as Cangene, Human Genome Sciences, Intercell, Dynport Vaccine Corporation, Elusys, Bavarian Nordic, PharmAthene and Crucell.

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

Although BioThrax is the only anthrax vaccine approved by the FDA for the prevention of anthrax infection, the government is funding the development of new products that could compete with BioThrax, and could eventually procure those new products in addition to, or instead of, BioThrax, potentially reducing our BioThrax revenues. We also face competition for our biodefense immune related biologics product candidates. For example, HHS has awarded a development and SNS procurement contract to a competitor for an anthrax immune globulin therapeutic and is assisting this company in its production efforts by providing it with BioThrax doses that we delivered for placement into the SNS so that it can immunize donors and obtain plasma for its anthrax immune globulin therapeutic product candidate. HHS has awarded another development and SNS procurement contract to another competitor for a monoclonal antibody to anthrax as a post-exposure therapeutic for anthrax infection. Several companies have botulinum vaccines in early clinical or preclinical development. One oral typhoid vaccine and one injectable typhoid vaccine are currently approved and administered in the U.S. and Europe. The Aeras Global TB Vaccine Foundation is developing or supporting the development of five tuberculosis vaccine candidates in addition to ours, any of which could present competitive risks. Numerous companies have vaccine candidates in development that would compete with any of our commercial immune related biologics product candidates for which we are seeking to obtain marketing approval.

Many of our competitors have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Smaller or early stage companies may also prove to be significant competitors, particularly through competing for government funding and through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel, as well as in acquiring products, product candidates and technologies complementary to, or necessary for, our programs or advantageous to our business.

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

Manufacturers are not entitled to protection under the PREP Act in cases of willful misconduct. Upon a declaration by the Secretary of HHS, a compensation fund is created to provide “timely, uniform, and adequate compensation to eligible individuals for covered injuries directly caused by the administration or use of a covered countermeasure.” The “covered injuries” to which the program applies are defined as serious physical injuries or death. Individuals are permitted to bring a willful misconduct action against a manufacturer only after they have exhausted their remedies under the compensation program and thereby expose us to liability.

In October 2008, the Secretary of HHS issued a PREP Act declaration including BioThrax and our anthrax immune globulin therapeutic vaccine candidate as covered countermeasures. We do not know, however, whether the PREP Act will would provide adequate coverage or survive anticipated legal challenges to its validity.

In August 2006, the Department of Homeland Security approved our application under the Support Anti-Terrorism by Fostering Effective Technology Act, or SAFETY Act, enacted by the U.S. Congress in 2002 for liability protection for sales of BioThrax. The SAFETY Act creates product liability limitations for qualifying anti-terrorism technologies for claims arising from or related to an act of terrorism. In addition, the SAFETY Act provides a process by which an anti-terrorism technology may be certified as an “approved product” by the Department of Homeland Security and therefore entitled to a rebuttable presumption that the government contractor defense applies to sales of the product. The government contractor defense, under specified circumstances, extends the sovereign immunity of the U.S. to government contractors who manufacture a product for the government. Specifically, for the government contractor defense to apply, the government must approve reasonably precise specifications, the product must conform to those specifications and the supplier must warn the government about known dangers arising from the use of the product. Although we are entitled to the benefits of the SAFETY Act, it may not provide adequate protection from any claims made against us.

In addition, although our prior contracts with DoD and HHS provided that the U.S. government would indemnify us for any damages resulting from product liability claims, our current contracts with HHS do not contain such indemnification, and we may not be able to negotiate similar indemnification provisions in future contracts. Also, the U.S. government may not honor its indemnification obligations. For example, although we have notified the DoD of the lawsuits filed against us by current and former members of the U.S. military claiming damages as the result of personal injuries allegedly suffered from vaccination with BioThrax, the DoD has not yet acted on our claim for indemnification for defense costs associated with those claims.

Members of Congress have proposed and may in the future propose legislation that reduces or eliminates the statutory liability protections for manufacturers of biodefense countermeasures

Product liability lawsuits could cause us to incur substantial liabilities and require us to limit commercialization of any products that we may develop.

We face an inherent risk of product liability exposure related to the sale of BioThrax and any other products that we successfully develop and the testing of our product candidates in clinical trials. For example, we have been a defendant in lawsuits filed on behalf of military personnel who alleged that they were vaccinated with BioThrax by the DoD and claimed damages resulting from personal injuries allegedly suffered because of the vaccinations. The plaintiffs in these lawsuits claimed different injuries and sought varying amounts of damages.

Under our prior BioThrax contracts with the DoD and HHS, the U.S. government indemnified us against claims by third parties for death, personal injury and other damages related to BioThrax, including reasonable litigation and settlement costs, to the extent that the claim or loss results from specified risks not covered by insurance or caused by our grossly negligent or criminal behavior. As required under such contracts, we have notified the DoD of personal injury claims that have been filed against us as a result of the vaccination of U.S. military personnel with BioThrax and are seeking reimbursement from the DoD for uninsured costs incurred in defending these claims. The collection process can be lengthy and complicated, and there is no guarantee that we will be able to recover these amounts.

If we cannot successfully defend ourselves against future claims that our product or product candidates caused injuries and if we are not entitled to indemnity by the U.S. government, or if the U.S. government does not honor its indemnification obligations, we will incur substantial liabilities. Regardless of merit or eventual outcome, product liability claims may result in:

•	decreased demand for any product candidates or products that we may develop;
•	injury to our reputation;
•	withdrawal of clinical trial participants;
•	withdrawal of a product from the market;
•	costs to defend the related litigation;
•	substantial monetary awards to trial participants or patients;
•	loss of revenue; and
•	the inability to commercialize any products that we may develop.

We currently have product liability insurance for coverage up to a $10 million annual aggregate limit with a deductible of $75,000 per claim. The amount of insurance that we currently hold may not be adequate to cover all liabilities that may occur. Product liability insurance is difficult to obtain and increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost and we may not be able to obtain insurance coverage that will be adequate to satisfy any liability that may arise. For example, from 2002 through February 2006, we were unable to obtain product liability insurance for sales of BioThrax on commercially reasonable terms. We do not believe that the amount of insurance we have been able to obtain for BioThrax is sufficient to manage the risk associated with the potential large scale deployment of BioThrax as a countermeasure to bioterrorism threats. We rely on statutory protections in addition to insurance to mitigate our liability exposure for BioThrax.

If we are unable to obtain adequate reimbursement from governments or third party payors for any products that we may develop or to obtain acceptable prices for those products, our revenues will suffer.

Our revenues and profits from any products that we successfully develop, other than with respect to sales of our biodefense products under government contracts, will depend heavily upon the availability of adequate reimbursement for the use of such products from governmental and other third party payors, both in the U.S. and in other markets. Reimbursement by a third party payor may depend upon a number of factors, including the third party payor’s determination that use of a product is:

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

We expect that the success of some of our commercial vaccine candidates for which we obtain marketing approval will depend on inclusion of those product candidates in government immunization programs. Most non-pediatric commercial vaccines are purchased and paid for, or reimbursed by, managed care organizations, other private health plans or public insurers or paid for directly by patients. In the U.S., pediatric vaccines are funded by a variety of federal entitlements and grants, as well as state appropriations. Foreign governments also commonly fund pediatric vaccination programs through national health programs. In addition, with respect to some diseases affecting the public health generally, particularly in developing countries, public health authorities or non-governmental, charitable or philanthropic organizations fund the cost of vaccines.

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

Certain products we may develop may be eligible for reimbursement under Medicaid. If the state-specific Medicaid programs do not provide adequate coverage and reimbursement for any products we may develop, it may have a negative impact on our operations.

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

Legislation has been introduced into Congress that, if enacted, would permit more widespread re-importation of drugs from foreign countries into the U.S., which may include re-importation from foreign countries where the drugs are sold at lower prices than in the U.S. Such legislation, or similar regulatory changes, could decrease the price we receive for any approved products which, in turn, could adversely affect our operating results and our overall financial condition.

If we fail to attract and keep senior management and key scientific personnel, we may be unable to sustain or expand our BioThrax operations or develop or to commercialize our product candidates.

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

Additional Risks Related to Sales of Biodefense Products to the U.S. Government

Our business could is subject to audit by the U.S. government and a negative audit could adversely affect our business.

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

-Page 51-

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

Our product candidates and the activities associated with their development and commercialization, including their testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and other regulatory agencies in the U.S. and by comparable authorities in other countries. Failure to obtain regulatory approval for a product candidate will prevent us from commercializing the product candidate. We have limited experience in preparing, filing and prosecuting the applications necessary to gain regulatory approvals and expect to rely on third party contract research organizations and consultants to assist us in this process. Securing FDA approval requires the submission of extensive preclinical and clinical data, information about product manufacturing processes and inspection of facilities and supporting information to the FDA to establish the product candidate’s safety and efficacy. Our future products may not be effective, may be only moderately effective or may prove to have significant side effects, toxicities or other characteristics that may preclude our obtaining regulatory approval or prevent or limit commercial use.

In the U.S., BioThrax, our biodefense product candidates and our commercial product candidates are regulated by the FDA as biologics. To obtain approval from the FDA to market these product candidates, other than biodefense products purchased by HHS for the SNS, we will be required to submit to the FDA a biologics license application, or BLA. Ordinarily, the FDA requires a sponsor to support a BLA application with substantial evidence of the product’s safety and effectiveness in treating the targeted indication based on data derived from adequate and well controlled clinical trials, including Phase III safety and efficacy trials conducted in patients with the disease or condition being targeted. Because humans are rarely exposed to anthrax or botulinum toxins under natural conditions, and cannot be intentionally exposed, statistically significant effectiveness of our biodefense product candidates cannot be demonstrated in humans, but instead must be demonstrated, in part, by utilizing animal models before they can be approved for marketing.

We intend to pursue FDA approval using the FDA animal rule, of BioThrax as a post-exposure prophylaxis, our anthrax immune globulin therapeutic candidate, our botulinum vaccine candidate, our recombinant protective antigen anthrax vaccine, our recombinant anthrax monoclonal antibody therapeutic, and a next generation anthrax vaccine. We cannot guarantee that FDA will permit us to proceed with any of our products or product candidates under the animal rule. Even if we are able to proceed pursuant to the animal rule, FDA may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies, refuse to approve our products, or place restrictions on our ability to commercialize those products.

The process of obtaining regulatory approvals is expensive, often takes many years, if approval is obtained at all, and can vary substantially based upon the type, complexity and novelty of the product candidates involved. Changes in the regulatory approval policy during the development period, changes in or the enactment of additional statutes or regulations, or changes in the regulatory review for a submitted product application, may cause delays in the approval or rejection of an application. For example, the FDA has recently commented on the proposed protocol for our Phase II clinical trial of our typhoid vaccine candidate currently being conducted in the U.S. that will require a protocol revision and Institutional Review Board, or IRB, approval. A delay resulting from the FDA’s requirements could result in delays to the clinical program of our typhoid vaccine candidate.

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

These requirements include submissions of safety and other post-marketing information and reports, registration requirements, cGMP requirements relating to quality control, quality assurance and corresponding maintenance of records and documents, and recordkeeping. The FDA enforces its cGMP and other requirements through periodic unannounced inspections of manufacturing facilities. The FDA is authorized to inspect manufacturing facilities without a warrant or prior notice at reasonable times and in a reasonable manner.

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

After approving the renovated Lansing facilities in December 2001, the FDA conducted routine, biannual inspections of the Lansing facilities in September 2002, May 2004 and May 2006. Following each of these inspections, the FDA issued inspectional observations on Form FDA 483. We responded to the FDA regarding the inspectional observations relating to each inspection and, where necessary, implemented corrective action. In December 2005, the FDA stated in its final order on BioThrax that at that time we were in substantial compliance with all regulatory requirements related to the manufacture of BioThrax and that the FDA would continue to evaluate the production of BioThrax to assure compliance with federal standards and regulations.

The FDA conducted a routine, bi-annual inspection of the Lansing facility in March 2008. Following this inspection, the FDA issued inspectional observations on Form FDA 483. Some of the observations noted on the Form FDA 483 were significant. We have filed with the FDA our responses to the inspectional observations relating to the March 2008 inspection, continue to take corrective action, and are engaged in ongoing dialog with the FDA about the observations and corrective actions. If in connection with this inspection or with any future inspection the FDA finds that we are not in substantial compliance with cGMP requirements, or if the FDA is not satisfied with the corrective actions we take in connection with any such inspection, the FDA may undertake enforcement action against us.

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

We may not be able to obtain orphan drug exclusivity for any or all our products. If our competitors are able to obtain orphan drug exclusivity for their products that are the same as our products, we may not be able to have competing products approved by the applicable regulatory authorities for a significant period of time.

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

We intend to have some or all of our products marketed outside the U.S. To market our products in the European Union and many other foreign jurisdictions, we may need to obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. With respect to some of our product candidates, we expect that a future collaborator will have responsibility to obtain regulatory approvals outside the U.S., and we will depend on our collaborators to obtain these approvals. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ from that required to obtain FDA approval.

The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval. We may not obtain foreign regulatory approvals on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or jurisdictions or by the FDA. We and our collaborators may not be able to obtain regulatory approvals to commercialize our products in any market.

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

Any collaboration that we enter into may not be successful. The success of our collaboration arrangements will depend heavily on the efforts and activities of our collaborators. It is likely that our collaborators will have significant discretion in determining the efforts and resources that they will apply to these collaborations. For example, whether we are successful in the development of our meningitis B vaccine candidate will depend in large part on whether Sanofi Pasteur selects one or more viable candidates pursuant to the collaboration for development of a product, which has not yet occurred and may not during the balance of the development program.

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

•	our collaborators may decide not to continue to work with us in the development of product candidates.

Collaborations with pharmaceutical companies and other third parties often are terminated or allowed to expire by the other party. Such terminations or expirations could adversely affect us financially and could harm our business reputation.

If third parties on whom we rely for clinical trials do not perform as contractually required or as we expect, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business may suffer.

We do not have the ability to independently conduct the clinical trials required to obtain regulatory approval for our products. We depend on independent clinical investigators, contract research organizations and other third party service providers to conduct the clinical trials of our product candidates and expect to continue to do so. We rely heavily on these third parties for successful execution of our clinical trials, but do not exercise day-to-day control over their activities. We are responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with standards, commonly referred to as Good Clinical Practices, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected.

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

We expect to rely on data from clinical trials conducted by third parties seeking marketing approval for our product candidates. For example, our BLA supplement for a label expansion of BioThrax for a regimen of fewer doses is based on the interim trial report provided to us by the CDC from its ongoing clinical trial. We currently are awaiting the final data from the CDC trial. These government entities and non-government organizations have no obligation or commitment to us to conduct or complete any of these studies or clinical trials and may choose to discontinue these development efforts at any time. In addition, government entities depend on annual Congressional appropriations to fund these development efforts. In prior years, there has been some uncertainty whether Congress would choose to fund the CDC trial. Although the trial has been funded to date, Congress may not continue to fund the completion of all study reports.

Risks Related to Our Intellectual Property

We may fail to protect our intellectual property rights, which would harm our business.

Our success, particularly with respect to our commercial business, will depend in large part on our ability to obtain and maintain protection in the U.S. and other countries for the intellectual property covering or incorporated into our technology and products. The patent situation in the field of immune related biologics and other pharmaceuticals generally is highly uncertain and involves complex legal and scientific questions.

We may not be able to obtain additional issued patents relating to our technology or products. Even if issued, patents may be challenged, narrowed, invalidated or circumvented, which could limit our ability to stop competitors from marketing similar products or limit the length of term of patent protection we may have for our products. Changes in patent laws or administrative patent office rules or changes in interpretations of patent laws in the U.S. and other countries may diminish the value of our intellectual property or narrow the scope of our patent protection.

Our patents also may not afford us protection against competitors with similar technology. Because patent applications in the U.S. and many foreign jurisdictions are typically not published until 18 months after filing, or in some cases not at all, and because publications of discoveries in the scientific literature often lag behind actual discoveries, neither we nor our licensors can be certain that we or they were the first to make the inventions claimed in issued patents or pending patent applications, or that we or they were the first to file for protection of the inventions set forth in these patent applications. In addition, patents generally expire, regardless of their date of issue, 20 years from the earliest claimed non-provisional filing date. As a result, the time required to obtain regulatory approval for a product candidate may consume part or all of the patent term. We are not able to accurately predict the remaining length of the applicable patent term following regulatory approval of any of our product candidates.

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

For example, under our licenses with HPA relating to our botulinum vaccine candidate, HPA is responsible for prosecuting and maintaining patent rights, although we have the right to support the continued prosecution or maintenance of the patent rights if HPA fails to do so. In addition, we have the first right to pursue claims against third parties for infringement of the patent rights and assume the defense of any infringement claims that may arise.

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

We are a party to a number of license agreements. For example, we consider our license from the Oxford-Emergent Tuberculosis Consortium Limited to our tuberculosis vaccine candidate to be material to our business. We expect to enter into additional licenses in the future. Our existing licenses impose, and we expect future licenses will impose, various diligence, milestone payment, royalty, insurance and other obligations on us. If we fail to comply with these obligations, the licensor may have the right to terminate the license, in which event we might not be able to market any product that is covered by the licensed patents.

If we are unable to protect the confidentiality of our proprietary information and know-how, the value of our technology and products could be adversely affected.

In addition to patented technology, we rely upon unpatented proprietary technology, processes and know-how, particularly as to our proprietary manufacturing processes. Because we do not have patent protection for BioThrax or the label expansions and improvements that we are pursuing for BioThrax, our only intellectual property protection for BioThrax, other than the BioThrax trademark, is confidentiality regarding our manufacturing capability and specialty know-how, such as techniques, processes and biological starting materials. However, these types of trade secrets can be difficult to protect. We seek to protect this confidential information, in part, with agreements with our employees, consultants and third parties.

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

Our development and commercialization activities, as well as any product candidates or products resulting from these activities, may infringe or be claimed to infringe patents and other intellectual property rights of third parties under which we do not hold licenses or other rights. Third parties may own or control these patents and intellectual property rights in the U.S. and abroad. These third parties could bring claims against us or our collaborators that would cause us to incur substantial expenses and, if successful against us, could cause us to pay substantial damages. Further, if a patent infringement or other similar suit were brought against us or our collaborators, we or they could be forced to stop or delay development, manufacturing or sales of the product or product candidate that is the subject of the suit.

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

There has been substantial litigation and other proceedings regarding patent and other intellectual property rights in the biotechnology and pharmaceutical industries. For example, Bavarian Nordic sued Acambis for patent infringement and other claims arising out of Acambis’ manufacture of the modified vaccinia Ankara virus, or MVA, as a smallpox vaccine for biodefense use by the U.S. government. We have a strain of MVA that we are evaluating as a platform technology and a tuberculosis vaccine candidate that is based on another strain of MVA, both of which are distinct from the Acambis strain. Bavarian Nordic claimed that its patents broadly covered the manufacture of MVA-based biological products and that Bavarian Nordic had rights in the biological materials used by Acambis. That litigation was terminated by a settlement and consent order filed by the parties with the U.S. International Trade Commission, or ITC, in August 2007 and subsequently published in the U.S. Federal Register. According to the published terms of the consent order, Acambis agreed not to import or sell within the U.S. its ACAM 3000 vaccine product, and further agreed not to challenge the validity or enforceability of certain Bavarian Nordic patents. Bavarian Nordic also has filed a lawsuit against Oxford BioMedica PLC, Oxford BioMedica Ltd. and Biomedica Inc., collectively Oxford BioMedica, alleging that Oxford BioMedica has infringed certain Bavarian Nordic U.S. patents by making, using, and importing, and inducing others to use, Oxford BioMedica’s experimental drug TroVax® which is an MVA-based therapeutic cancer vaccine. Bavarian Nordic also has filed proceedings against the Bavarian State Ministry of the Environment, Public Health and Consumer Protection, or StMUGV, in which Bavarian Nordic is challenging StMUGV’s ownership rights to the MVA in its possession. We have licensed from StMUGV rights to materials and technology related to MVA. Our MVA platform technology, which has the potential to be used as a viral vector for delivery of certain vaccine antigens for different disease-causing organisms, is based on these rights. Although Bavarian Nordic has not filed infringment claims against us, they have claimed that StMUGV has committed contributory infringment of Bavarian Nordic's patents by providing StMUGV's MVA to us.

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

Mr. El-Hibri has the ability to control the election of the members of our Board of Directors through his ownership interests and voting arrangements among our significant stockholders. As of October 31, 2008, Mr. El-Hibri was the beneficial owner of approximately 47% of our outstanding common stock. Because Mr. El-Hibri has significant influence over the election of the members of our board, and because of his substantial control of our capital stock, Mr. El-Hibri will likely have the ability to delay or prevent a change of control of us that may be favored by other directors or stockholders and otherwise exercise substantial control over all corporate actions requiring board or stockholder approval, including any amendment of our certificate of incorporation or by-laws. The control by Mr. El-Hibri may prevent other stockholders from influencing significant corporate decisions and may result in conflicts of interest that could cause our stock price to decline.

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

Our stock price has been, and is likely to continue to be, volatile. From November 15, 2006, when our common stock first began trading on the New York Stock Exchange, through October 31, 2008, our common stock has traded as high as $19.20 per share and as low as $4.40 per share. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

•	the success of competitive products or technologies;
•	results of clinical trials of our product candidates or those of our competitors;
•	decisions and procurement policies by the U.S. government affecting BioThrax and our biodefense product candidates;
•	regulatory developments in the U.S. and foreign countries;
•	developments or disputes concerning patents or other proprietary rights;
•	the recruitment or departure of key personnel;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	market conditions in the pharmaceutical and biotechnology sectors and issuance of new or changed securities analysts’ reports or recommendations;
•	general economic, industry and market conditions; and
•	the other factors described in this “Risk Factors” section.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Moreover, holders of an aggregate of approximately 15.1 million shares of our common stock outstanding as of October 31, 2008 have the right to require us to register these shares of common stock under specified circumstances.

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

Through September 30, 2008, we have used approximately $25.3 million of the net proceeds from the offering to fund development of our product candidates, comprised of $3.7 million for label expansions and improvements for BioThrax, $2.2 million for next generation anthrax vaccine candidates, $5.3 million for our anthrax immune globulin therapeutic candidate, $8.2 million for our typhoid vaccine candidate and $5.9 million for our hepatitis B therapeutic vaccine candidate. Through September 30, 2008, we have used approximately $26.5 million of the net proceeds to fund a portion of the construction, installation, qualification and validation activities costs for our new manufacturing facility in Lansing. We have not used any of the net proceeds from the offering to make payments, directly or indirectly, to any director or officer of ours, or any of their associates, to any person owning 10 percent or more of our common stock or to any affiliate of ours. We have invested the balance of the net proceeds from the offering in short-term, investment grade, interest-bearing instruments. There has been no material change in our planned use of the balance of the net proceeds from the offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

On March 31, 2008, we entered into a Second Amendment to Lease Agreement with ARE-QRS Corp. that extended the term of our lease for the first floor of 300 Professional Drive, Gaithersburg, Maryland until November 30, 2009 and provided us with the right to extend the lease for a period of five additional years after the new termination date.

On June 30, 2008, we entered into a Third Amendment to Lease Agreement with ARE-QRS Corp. that extended the term our lease for the second floor of 300 Professional Drive, Gaithersburg, Maryland until November 30, 2009, provided for a 3% increase in the rent, and provided us with the right to extend the lease for both the first and second floors for a period of five additional years after the new termination date.

ITEM 6. EXHIBITS

The exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index immediately preceding the exhibits hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 6, 2008 Date: November 6, 2008

EMERGENT BIOSOLUTIONS INC.

By: /s/ Fuad El-Hibri

Fuad El-Hibri

Chief Executive Officer and

Chairman of the Board of Directors (Principal Executive Officer)

By: /s/R. Don Elsey

R. Don Elsey

Sr. Vice President Finance, Chief Financial Officer and Treasurer

(Principal Financial and Accounting Officer)

EXHIBIT INDEX Exhibit

Number	Description
10.1	Second Amendment to Lease Agreement between ARE-QRS Corp. and Emergent Product Development Gaithersburg Inc. dated as of March 31, 2008
10.2	Third Amendment to Lease Agreement between ARE-QRS Corp. and Emergent Product Development Gaithersburg Inc. dated as of June 30, 2008
10.3	Amendment to Loan Agreement between Emergent BioDefense Operations Lansing, Inc. and Fifth Third Bank dated August 15, 2008.
10.4	Revolving Credit Note made by Emergent BioDefense Operations Lansing, Inc. in favor of Fifth Third Bank dated August 15, 2008.
10.5*

Exclusive Commercial License of Technology by and among Oxford-Emergent Tuberculosis Consortium Limited, Emergent Product Development UK Limited, Emergent BioSolutions Inc. and Isis Innovation Limited dated July 18, 2008.

10.6*	Contract No. HHS0100200800091C between the Department of Health and Human Services and Emergent BioDefense Operations Lansing Inc. dated September 30, 2008.
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Confidential treatment requested. Confidential materials omitted and filed separetly with the Securities and Exchange Commission.

