Form 10-Q
period 2009-03-31
Emergent BioSolutions Inc.
filed 2009-05-08
CIK 1367644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of April 30, 2009, the registrant had 30,261,642 shares of common stock outstanding.

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

These forward-looking statements include, among other things, statements about:

•	our ability to perform under our contracts with the U.S. government for sales of BioThrax® (Anthrax Vaccine Adsorbed), our FDA-approved anthrax vaccine, including the timing of deliveries;
•	our plans for future sales of BioThrax, including our ability to obtain new contracts with the U.S. government;
•	our plans to pursue label expansions and improvements for BioThrax;
•	our ability to win a development award and procurement contract with the U.S. government for our recombinant protective antigen anthrax vaccine candidate, or rPA vaccine;
•	our plans to expand our manufacturing facilities and capabilities;
•	the rate and degree of market acceptance and clinical utility of our products;
•	our ongoing and planned development programs, preclinical studies and clinical trials;
•	our ability to identify and acquire or in-license products and product candidates that satisfy our selection criteria;
•	the potential benefits of our existing collaboration agreements and our ability to enter into selective additional collaboration arrangements;
•	the timing of and our ability to obtain and maintain regulatory approvals for our product candidates;
•	our commercialization, marketing and manufacturing capabilities and strategy;
•	our intellectual property portfolio; and
•	our estimates regarding expenses, future revenues, capital requirements and needs for additional financing.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Emergent BioSolutions Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share and per share data)
	March 31,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$61,380	$91,473
Accounts receivable	74,136	24,855
Inventories	14,152	19,728
Note receivable	10,000	10,000
Prepaid expenses and other current assets	4,253	6,623
Total current assets	163,921	152,679

Property, plant and equipment, net	127,245	124,656
Deferred tax assets, net	11,245	12,073
Restricted cash	208	208
Other assets	1,163	1,172

Total assets	$303,782	$290,788

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$17,186	$18,254
Accrued expenses and other current liabilities	1,175	1,399
Accrued compensation	8,286	11,380
Indebtedness under line of credit	15,000	15,000
Long-term indebtedness, current portion	6,316	6,248
Income taxes payable	5,550	951
Deferred tax liabilities, net	466	557
Deferred revenue, current portion	227	232
Total current liabilities	54,206	54,021

Long-term indebtedness, net of current portion	35,208	35,935
Other liabilities	1,587	1,483
Total liabilities	91,001	91,439

Commitments and contingencies	-	-

Stockholders’ equity:
Preferred stock, $0.001 par value; 15,000,000 shares authorized, 0
shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	-	-
Common Stock, $0.001 par value; 100,000,000 shares authorized,
30,241,241 and 30,159,546 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	30	30
Additional paid-in capital	110,877	109,170
Accumulated other comprehensive loss	(939)	(859)
Retained earnings	102,127	91,008
Total Emergent BioSolutions Inc. stockholders' equity	212,095	199,349
Noncontrolling interest in subsidiary	686	-
Total stockholders’ equity	212,781	199,349
Total liabilities and stockholders’ equity	$303,782	$290,788

The accompanying notes are an integral part of these consolidated financial statements.

Emergent BioSolutions Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2009	2008
	(Unaudited)
Revenues:
Product sales	$61,678	$41,504
Contracts and grants	2,841	1,216
Total revenues	64,519	42,720

Operating expenses:
Cost of product sales	15,368	8,010
Research and development	15,910	11,475
Selling, general and administrative	15,975	12,060
Income from operations	17,266	11,175

Other income (expense):
Interest income	300	665
Interest expense	(4)	(1)
Other income (expense), net	(24)	(14)
Total other income (expense)	272	650

Income before provision for income taxes	17,538	11,825
Provision for income taxes	7,366	4,801
Net income	10,172	7,024
Net loss attributable to noncontrolling interest	947	-
Net income attributable to Emergent BioSolutions Inc.	$11,119	$7,024

Earnings per share - basic	$0.37	$0.24
Earnings per share - diluted	$0.35	$0.24

Weighted-average number of shares - basic	30,184,098	29,750,237
Weighted-average number of shares - diluted	31,454,456	29,819,727

The accompanying notes are an integral part of these consolidated financial statements.

Emergent BioSolutions Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
	Three Months Ended
	March 31,
	2009	2008
	(Unaudited)
Cash flows from operating activities:
Net income	$10,172	$7,024
Adjustments to reconcile to net cash used in operating activities:
Stock-based compensation expense	860	230
Depreciation and amortization	1,262	1,081
Deferred income taxes	933	498
Non-cash development expenses from joint venture	1,633	-
Loss on disposal of property and equipment	25	10
Excess tax benefits from stock-based compensation	(196)	-
Changes in operating assets and liabilities:
Accounts receivable	(49,281)	(2,701)
Inventories	5,576	(1,893)
Income taxes	4,599	(3,785)
Prepaid expenses and other assets	2,379	(405)
Accounts payable	(189)	(1,757)
Accrued compensation	(3,094)	(2,910)
Accrued expenses and other liabilities	(120)	(270)
Deferred revenue	(5)	(150)
Net cash used in operating activities	(25,446)	(5,028)
Cash flows from investing activities:
Purchases of property, plant and equipment	(4,755)	(6,931)
Issuance of note receivable	-	(3,500)
Net cash used in investing activities	(4,755)	(10,431)
Cash flows from financing activities:
Proceeds from borrowings on long-term indebtedness and line of credit	15,000	15,000
Issuance of common stock subject to exercise of stock options	651	-
Principal payments on long-term indebtedness and line of credit	(15,659)	(12,708)
Excess tax benefits from stock-based compensation	196	-
Net cash provided by financing activities	188	2,292

Effect of exchange rate changes on cash and cash equivalents	(80)	184

Net decrease in cash and cash equivalents	(30,093)	(12,983)
Cash and cash equivalents at beginning of period	91,473	105,730
Cash and cash equivalents at end of period	$61,380	$92,747

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

The unaudited consolidated financial statements included herein have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission.

In the opinion of the Company’s management, any adjustments contained in the accompanying unaudited consolidated financial statements are of a normal recurring nature, and are necessary to present fairly the financial position of the Company as of March 31, 2009, results of operations for the three months ended March 31, 2009 and 2008, and cash flows for the three months ended March 31, 2009 and 2008. Interim results are not necessarily indicative of results that may be expected for any other interim period or for an entire year.

Note receivable

In 2008, the Company entered into a loan and security agreement with Protein Sciences Corporation (“PSC”) to provide a loan to PSC of up to $10 million in conjunction with an agreement pursuant to which the Company would acquire substantially all of the assets of PSC. The loan is secured by substantially all of PSC’s assets, including intellectual property. Under this loan agreement and a related promissory note, $10 million is outstanding as of March 31, 2009, and the Company has recorded this as a note receivable. The note was originally due and payable on December 31, 2008. On July 9, 2008, the Company initiated a lawsuit against PSC and PSC’s senior management, alleging fraudulent conduct by PSC’s senior management and breach of the terms of various agreements between PSC and the Company, including the loan and security agreement. Based on the event of default alleged by the Company, the promissory note was accelerated and became due and payable immediately. The Company has since agreed not to foreclose on the collateral securing the loan or to pursue other remedies relating to the loan prior to May 31, 2009. The note bears interest at an annual rate of 8% through December 31, 2008, and at 11% thereafter. As of March 31, 2009, the Company has recorded accrued interest on the note receivable of $809,000, included in prepaid expenses and other current assets. The Company has concluded that, in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 114, Accounting by Creditors for Impairment of a Loan, the $10 million note receivable is not impaired as of March 31, 2009, and therefore has not recorded a reserve against this note.

Capitalized interest

The Company capitalizes interest in accordance with SFAS No. 34, Capitalization of Interest Cost, based on the cost of major ongoing capital projects which have not yet been placed in service. For the three months ended March 31, 2009 and 2008, the Company incurred interest expense of $501,000 and $890,000, respectively. Of these amounts, the Company capitalized $496,000 and $889,000, respectively.

Earnings per share

Basic net income attributable to Emergent BioSolutions Inc. per share of common stock excludes dilution for potential common stock issuances and is computed by dividing net income attributable to Emergent BioSolutions Inc. by the weighted average number of shares outstanding for the period. Diluted net income attributable to Emergent BioSolutions Inc. per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock.

	Three Months Ended
	March 31,
(in thousands, except share and per share data)	2009	2008
Numerator:
Net income attributable to Emergent BioSolutions Inc.	$11,119	$7,024

Denominator:
Weighted-average number of shares - basic	30,184,098	29,750,237
Dilutive securities - stock options	1,270,358	69,490
Weighted-average number of shares - diluted	31,454,456	29,819,727

Earnings per share - basic	$0.37	$0.24
Earnings per share - diluted	$0.35	$0.24

For the three months ended March 31, 2009 and 2008, outstanding stock options to purchase approximately 0 and 1,510,000 shares, respectively, of common stock are not considered in the diluted earnings per share calculation because the exercise price of these options is greater than the average per share closing price during the year.

Accounting for stock-based compensation

As of March 31, 2009, the Company has two stock-based employee compensation plans, the Emergent BioSolutions Inc. 2006 Stock Incentive Plan (the “2006 Plan”) and the Emergent BioSolutions Employee Stock Option Plan (the “2004 Plan”).

The Company has utilized the Black-Scholes valuation model for estimating the fair value of all stock options granted. The fair value of each option is estimated on the date of grant. Set forth below are the assumptions used in valuing the stock options granted and a discussion of the Company’s methodology for developing each of the assumptions used:

	Three Months Ended
	March 31,
	2009	2008
Expected dividend yield	0%	0%
Expected volatility	55%	65%
Risk-free interest rate	1.4%	1.8%-2.7%
Expected average life of options	3.3	3.0

•	Expected dividend yield — The Company does not pay regular dividends on its common stock and does not anticipate paying any dividends in the foreseeable future.
•

Expected volatility — Volatility is a measure of the amount by which a financial variable, such as share price, has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. The Company analyzed the volatility of a peer group of companies at a similar stage of development to estimate expected volatility. The volatility of a peer group of companies ranged from approximately 40% to 80%, with an average estimated volatility of 55%. The Company used a rate of 55% for grants made in 2009.

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

Comprehensive income

SFAS No. 130, Reporting Comprehensive Income, requires the presentation of comprehensive income and its components as part of the financial statements. Comprehensive income is comprised of net income attributable to Emergent BioSolutions Inc. and other changes in equity that are excluded from net income. The Company includes gains and losses on intercompany transactions with foreign subsidiaries that are considered to be long-term investments and translation gains and losses incurred when converting its subsidiaries’ financial statements from their functional currency to the U.S. dollar in accumulated other comprehensive income. Comprehensive income for the three months ended March 31, 2009 and 2008 was $11.0 million and $7.2 million, respectively.

Recent accounting pronouncements

In November 2008, the Emerging Issues Task Force (the “EITF”) of the Financial Accounting Standards Board (the “FASB”) issued EITF Issue No. 08-8, Accounting for an Instrument (or an Embedded Feature) with a Settlement Amount That Is Based on the Stock of an Entity’s Consolidated Subsidiary (“EITF No. 08-8”). EITF No. 08-8 applies to freestanding financial instruments and embedded features of such instruments for which the payoff to the counterparty is based, in whole or in part, on the stock of a consolidated subsidiary. EITF No. 08-8 applies to those instruments in the consolidated financial statements of the parent, whether the instrument was entered into by the parent or the subsidiary. Freestanding financial instruments and embedded features of such instruments for which the payoff to the counterparty is based, in whole or in part, on the stock of a consolidated subsidiary are not precluded from being considered indexed to the entity's own stock in the consolidated financial statements of the parent if the subsidiary is a substantive entity. If the subsidiary is not a substantive entity, the instrument would not be considered indexed to the entity's own stock. EITF No. 08-8 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. Early adoption is not permitted. EITF No. 08-8 was adopted by the Company effective January 1, 2009, and will impact the Company’s financial statements to the extent that the Company has these types of instruments.

In November 2008, the EITF issued EITF Issue No. 08-7, Accounting for Defensive Intangible Assets (“EITF No. 08-7”). EITF No. 08-7 applies to acquired intangible assets in situations in which an entity does not intend to actively use the asset but intends to hold or lock up the asset to prevent others from obtaining access to the asset (“a defensive intangible asset”). EITF No. 08-7 states that a defensive intangible asset should be accounted for as a separate unit of accounting and should not be included as part of the cost of an entity's existing intangible asset(s) because the defensive intangible asset is separately identifiable. EITF No. 08-7 applies to intangible assets acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. EITF No. 08-7 was adopted by the Company effective January 1, 2009, and will impact the Company’s financial statements to the extent that the Company acquires a defensive intangible asset.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, (“SFAS No. 141(R)”). SFAS No. 141(R) requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair values, changes the recognition of assets acquired and liabilities assumed arising from contingencies, changes the recognition and measurement of contingent consideration, and requires the expensing of acquisition-related costs as incurred. The Company adopted SFAS No. 141(R) effective January 1, 2009, and in accordance with the provisions of the standard, in January 2009 the Company expensed $1.4 million in previously capitalized costs associated with acquisitions that were in progress but not complete as of December 31, 2008.  SFAS No. 141(R) also requires additional disclosure of information surrounding a business combination, such that users of the acquiring entity's financial statements can fully understand the nature and financial impact of the business combination. SFAS No. 141(R) was adopted by the Company effective January 1, 2009, and will further impact the Company’s financial statements to the extent that the Company is party to a business combination.

2.	Inventories

Inventories consist of the following:

	March 31,	December 31,
(in thousands)	2009	2008
Raw materials and supplies	$2,811	$2,755
Work-in-process	9,674	14,459
Finished goods	1,667	2,514
Total inventories	$14,152	$19,728

3.	Property, plant and equipment

Property, plant and equipment consist of the following:

	March 31,	December 31,
(in thousands)	2009	2008
Land and improvements	$5,050	$5,050
Buildings and leasehold improvements	28,135	28,119
Furniture and equipment	22,686	22,657
Software	6,790	6,423
Construction-in-progress	85,451	82,518
	148,112	144,767
Less: Accumulated depreciation and amortization	(20,867)	(20,111)
Total property, plant and equipment, net	$127,245	$124,656

4.       Stock options

As of March 31, 2009, the Company has two stock-based employee compensation plans, the 2006 Plan and the 2004 Plan (together, the “Emergent Plans”), under which the Company has granted options to purchase shares of its common stock. The Emergent Plans have both incentive and non-qualified stock option features.

The 2006 Plan contains an “evergreen provision” that allows for increases in the number of shares authorized for issuance under the 2006 Plan in the first and third quarter of each year from 2007 through 2009. As of March 31, 2009, an aggregate of 4,328,826 shares of Common Stock are authorized for issuance under the 2006 Plan, and a total of 434,404 options are available for issuance. Following the closing of the Company’s initial public offering, the Company no longer granted options pursuant to the 2004 Plan.

Each option granted under the Emergent Plans becomes exercisable as specified in the relevant option agreement, and no option can be exercised after ten years from the date of grant. The following is a summary of activity under the Emergent Plans:

	2006 Plan		2004 Plan
	Number of Shares	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2008	2,466,519	$8.76	438,628	$5.52
Granted	1,241,637	18.90	-	-
Exercised	(77,003)	7.65	(4,692)	13.26
Forfeited	(14,333)	10.90	-	-
Outstanding at March 31, 2009	3,616,820	$12.26	433,936	$5.43	$15,249,452
Exercisable at March 31, 2009	770,798	$8.91	378,794	$4.58	$6,968,762

5.	Income taxes

The provision for income taxes consists of the following:

	Three Months Ended March 31,
(in thousands)	2009	2008
Current:
Federal	$4,550	$4,040
State	2,069	263
International	11	-
Total current	6,630	4,303
Deferred:
Federal	759	388
State	(23)	110
Total deferred	736	498
Total provision for income taxes	$7,366	$4,801

The Company’s estimated effective annual tax rate on income before provision for income tax plus the net loss attributable to noncontrolling interest for the three months ended March 31, 2009 and 2008 was approximately 40% and 41%, respectively.

The Company’s federal and state income tax returns for the tax years 2008 to 2005 remain open to examination. The Company’s tax returns in the United Kingdom remain open to examination for the tax years 2008 to 2001, and tax returns in Germany remain open indefinitely. In July 2008, the Company was notified by the U.S. Internal Revenue Service that the federal income tax return for the 2006 tax year has been selected for a limited scope audit.

6.	Litigation

In 2008, the Company entered into a letter of intent, a loan and security agreement and related promissory note, and an asset purchase agreement with PSC, pursuant to which the Company agreed to acquire substantially all of PSC’s assets and provide funding to PSC to enable PSC to continue operations through June 24, 2008, the anticipated closing date of the transactions contemplated by the asset purchase agreement.

In July 2008, the Company filed a lawsuit against PSC, Daniel D. Adams, PSC’s Chief Executive Officer, and Manon M.J. Cox, PSC’s Chief Operating Officer, in the Supreme Court of the State of New York asserting claims related to the letter of intent, the loan and security agreement, and the asset purchase agreement. On September 12, 2008, a stipulation of discontinuance was filed with the court regarding the claims against Mr. Adams and Ms. Cox, and, on October 3, 2008, the Company filed a separate suit against Mr. Adams and Ms. Cox in the United States District Court for the District of Connecticut, alleging fraud and unfair trade practices and seeking compensatory and punitive damages. On September 12, 2008, the Company filed an amended complaint against PSC, which remains pending in the Supreme Court of the State of New York, alleging fraud, breach of the letter of intent, the loan and security agreement and the asset purchase agreement, breach of the duty of good faith and fair dealing, unjust enrichment and unfair business practices. The Company is seeking from PSC money damages of no less than $13 million, punitive damages, declaratory judgment that the Company has no further funding obligations to PSC, injunctive relief to protect the collateral for the loan and other appropriate relief. PSC has moved to dismiss the New York action, and Mr. Adams and Ms. Cox have moved to dismiss the Connecticut action. Those motions remain pending. PSC, Mr. Adams, and Ms. Cox have not yet asserted any counterclaims, but PSC has stated that it may assert counterclaims for “among other things, breach of contract, intentional misrepresentations, tortious interference with business relations and unfair trade practices.”

Between March 2008 and June 2008, the Company provided PSC with $10 million in funding under the loan and security agreement and related promissory note. PSC’s obligations under the loan and security agreement and related promissory note are secured by substantially all of PSC’s assets, including intellectual property. The loan accrued interest at an annual rate of 8% through December 31, 2008 and currently accrues interest at an annual rate of 11%. Under the loan and security agreement and related promissory note, PSC was obligated to repay the $10 million principal plus accrued and unpaid interest and costs of collection upon the earlier of December 31, 2008 or an event of default under the loan and security agreement. In the lawsuit against PSC described above, the Company alleges that an event of default occurred under the loan and security agreement and that the loan was due and payable as of June 2008. In March 2009, the Company and PSC entered into a forbearance agreement, pursuant to which the Company agreed not to foreclose on the collateral securing the loan or to pursue other remedies relating to the loan prior to May 31, 2009. The Company intends to pursue full repayment under the loan and security agreement and related promissory note if the Company is not repaid as provided for under the forbearance agreement; if the Company is repaid pursuant to the forbearance agreement, the Company and PSC will subsequently enter into settlement agreements that provide for dismissal of the New York and Connecticut actions without prejudice. As of March 31, 2009, $10 million of principal was outstanding and $809,000 of interest was accrued and unpaid under the loan and security agreement and related promissory note.

From time to time, the Company is involved in product liability claims and other litigation considered normal in the ordinary course of its business. The Company does not believe that any such proceedings would have a material, adverse effect on the results of its operations. For claims filed against the Company for use of BioThrax by the U.S. Department of Defense (the “DoD”), the Company expects to rely on contractual indemnification provisions with the DoD and statutory protections to limit potential liability resulting from the pending lawsuits.

7.	Segment information

For financial reporting purposes, the Company reports financial information for two business segments: biodefense and commercial. In the biodefense segment, the Company develops, manufactures and commercializes vaccines and therapeutics for use against biological agents that are potential weapons of bioterrorism or biowarfare. Revenues in this segment relate primarily to the Company’s FDA-licensed product, BioThrax. In the commercial segment, the Company develops vaccines and therapeutics for use against infectious diseases and other medical conditions that have resulted in significant unmet or underserved medical needs. Revenues in this segment consist predominantly of milestone payments and development and grant revenues received under collaboration agreements, development contracts and grant arrangements. The “All Other” segment relates to the general operating costs of the Company and includes costs of the centralized services departments which are not allocated to the other segments, as well as spending on product candidates or activities that are not classified as biodefense or commercial. The assets in this segment consist primarily of cash and fixed assets.

	Reportable Segments
(in thousands)	Biodefense	Commercial	All Other	Total
	Three Months Ended March 31, 2009

External revenue	$64,519	$-	$-	$64,519
Net income (loss) attributable to Emergent BioSolutions Inc.	24,283	(10,655)	(2,509)	11,119
Assets	209,975	22,927	70,880	303,782

	Three Months Ended March 31, 2008

External revenue	$41,777	$797	$146	$42,720
Net income (loss) attributable to Emergent BioSolutions Inc.	20,628	(9,353)	(4,251)	7,024
Assets	143,435	20,233	109,973	273,641

8.	Related party transactions

The Company has engaged Wilmer Cutler Pickering Hale and Dorr LLP ("WilmerHale") to provide certain legal services to the Company. The Company's Senior Vice President, Legal Affairs and General Counsel is married to a former partner at WilmerHale, who did not participate in providing legal services to the Company. For the three months ended March 31, 2008, during which the spouse of the General Counsel was a partner at WilmerHale, the Company incurred fees for legal services of approximately $217,000. At March 31, 2009, $0 remained in accounts payable for these services.

The Company entered into a marketing arrangement in February 2009 with an entity controlled by family members of the Company’s Chief Executive Officer to market and sell BioThrax. The agreement was effective November 2008, and requires a payment of 17.5% and reimbursement of certain expenses on net sales of biodefense products in Saudi Arabia, and 15% and reimbursement of certain expenses on net sales in Qatar and United Arab Emirates. No payments under this agreement have been triggered for the three months ended March 31, 2009.

The Company has entered into a consulting arrangement with a member of the Company’s Board of Directors. At March 31, 2009, $15,000 remained in accounts payable for these services. During each of the three months ended March 31, 2009 and 2008, the Company paid approximately $45,000 under this agreement for strategic consultation and project support for the Company’s marketing and communications group.

The Company has entered into a transportation arrangement with an entity owned by the Company’s Chief Executive Officer. At March 31, 2009, $5,000 remained in accounts payable for these services. During each of the three months ended March 31, 2009 and 2008, the Company paid approximately $8,000 under this arrangement for transportation and logistical support.

9.	Joint venture

In July 2008, the Company entered into a joint venture with the University of Oxford (“Oxford”) and certain Oxford researchers to conduct clinical trials in the advancement of a vaccine candidate for tuberculosis, resulting in the formation of the Oxford-Emergent Tuberculosis Consortium (“OETC”). The Company has a 51% equity interest in OETC and controls the OETC Board of Directors. In addition, the Company has certain funding and services obligations of up to approximately $20 million related to its investment. In accordance with the provisions of FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, the Company has evaluated its variable interests in OETC and has determined that it is the primary beneficiary as it will absorb the majority of expected losses. Accordingly, OETC is consolidated in the Company’s financial statements. As of March 31, 2009, assets of $544,000 and liabilities of $116,000 related to OETC are included within the Company’s consolidated balance sheet. During the three months ended March 31, 2009, OETC incurred a net loss of $1.9 million, of which $986,000 is included in net income attributable to Emergent BioSolutions Inc. in the consolidated statement of operations.

In conjunction with the establishment of OETC, the Company granted a put option to Oxford and the Oxford researchers whereby the Company may be required to acquire all of the OETC shares held by Oxford and the Oxford researchers at the fair market value of the underlying shares. This put option is contingent upon the satisfaction of a number of conditions that must exist or occur subsequent to the grant of a marketing authorization for a tuberculosis vaccine by the European Commission. The Company accounts for the put option in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and EITF Topic D-98, Classification and Measurement of Redeemable Securities (revised December 15, 2008). In accordance with this guidance, the Company has determined that the put option has a fair value of $0 as of March 31, 2009.

In January 2009, the Company adopted SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements (“SFAS No. 160”). Under the provisions of SFAS No. 160, recasting of prior “excess losses” is prohibited. The following pro forma table reflects the impact of recasting the “excess losses” as if the Company had been subject to the provisions of Accounting Research Bulletin, No. 51, Consolidated Financial Statements:

Three Months Ended
(in thousands)	March 31, 2009
Net income, under the provisions of SFAS No. 160	$11,119
Excess losses from the prior year (net of tax)	195
Net income, under the provisions of ARB No. 51	$11,314

Earnings per share - basic	$0.37
Earnings per share - diluted	$0.36

The following is a summary of the stockholders’ equity of the Company and the noncontrolling interest:

	Emergent	Noncontrolling
(in thousands)	BioSolutions Inc.	Interest	Total
Stockholders' equity at December 31, 2008	$199,349	$-	$199,349
Non-cash development expenses from joint venture	-	1,633	1,633
Net income (loss)	11,119	(947)	10,172
Other	1,627	-	1,627
Stockholders' equity at March 31, 2009	$212,095	$686	$212,781

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

Overview

Product Portfolio

We are a biopharmaceutical company focused on the development, manufacture and commercialization of vaccines and therapeutics that assist the body’s immune system to prevent or treat disease. For financial reporting purposes, we operate in two business segments, biodefense and commercial.

Our biodefense segment focuses on vaccines and therapeutics for use against biological agents that are potential weapons of bioterrorism or biowarfare. Our product candidates in this segment are focused on two specific biological agents: anthrax and botulism. Within our anthrax product portfolio, we manufacture and market BioThrax® (Anthrax Vaccine Adsorbed), the only vaccine licensed by the U.S. Food and Drug Administration, or FDA, for the prevention of anthrax infection. In addition to BioThrax, we are developing a recombinant protective antigen, or rPA, anthrax vaccine, an advanced anthrax vaccine, an anthrax immune globulin therapeutic and an anthrax monoclonal antibody therapeutic. Within our botulism product portfolio, we are developing a recombinant botulinum vaccine.

Our commercial segment focuses on vaccines and therapeutics for use against infectious diseases and other medical conditions that have resulted in significant unmet or underserved medical needs. Our product candidates in this segment include a tuberculosis vaccine, a typhoid vaccine, a hepatitis B therapeutic vaccine and a chlamydia vaccine.

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

Product Sales

We have derived substantially all of our product sales revenues from BioThrax sales to the U.S. Department of Health and Human Services, or HHS, and U.S. Department of Defense, or DoD, and expect for the foreseeable future to continue to derive substantially all of our product sales revenues from the sales of BioThrax to the U.S. government. Our total revenues from BioThrax sales were $61.7 million and $41.5 million for the three months ended March 31, 2009 and 2008, respectively. We are focused on increasing sales of BioThrax to U.S. government customers, expanding the market for BioThrax to other customers domestically and internationally and pursuing label expansions and improvements for BioThrax.

Contracts and Grants

We seek to advance development of our product candidates through external funding arrangements. We may slow down development programs or place them on hold during periods that are not covered by external funding. We have received external funding awards for the following development programs:

Product or Product Candidate	Funding Source
BioThrax post-exposure prophylaxis	HHS
Advanced anthrax vaccine	Biomedical Advanced Research and Development Authority and National Institute of Allergy and Infectious Disease
Anthrax immune globulin therapeutic	National Institute of Allergy and Infectious Diseases
Anthrax monoclonal antibody therapeutic	Biomedical Advanced Research and Development Authority and National Institute of Allergy and Infectious Disease
Typhella vaccine	The Wellcome Trust
Recombinant botulinum vaccine	National Institute of Allergy and Infectious Diseases

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

Manufacturing Infrastructure

We conduct our primary vaccine manufacturing operations at a multi-building campus on approximately 12.5 acres in Lansing, Michigan. To augment our existing manufacturing capabilities, we have constructed a new 50,000 square foot manufacturing facility on our Lansing campus. We have incurred costs of approximately $77 million through March 2009 for the building and associated capital equipment, as well as for validation and qualification activities required for regulatory approval and initiation of manufacturing. Although we have made progress on qualification and validation activities required for the commercial manufacture of BioThrax, we suspended the completion of those activities as we commenced a change-over process to use the facility for the manufacture of our rPA anthrax vaccine candidate under an anticipated HHS contract for the development and procurement of a recombinant anthrax vaccine. This change-over process is now substantially complete. We designed this facility to be campaignable subject to complying with appropriate change-over procedures, and we may seek permission from the FDA to use the facility for the manufacture of both BioThrax and our rPA anthrax vaccine candidate. In the event we are not awarded a contract for the development and procurement of our rPA anthrax vaccine candidate, we intend to use the facility for the manufacture of BioThrax and potentially additional products.

We also own two buildings in Frederick, Maryland that are available to support our future manufacturing requirements. We have incurred costs of approximately $4 million through March 2009 related to initial engineering design and preliminary utility build out of one of these buildings. Moving forward with our plans for this building will be contingent on progress of our existing development programs or the acquisition of new product candidates. If we proceed with this project, we expect the costs to be substantial and to likely require external sources of funds to finance the project. However, we may elect to lease or sell one or both of these facilities to third parties.

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

Under a collaboration agreement that we entered into with Sanofi Pasteur in May 2006 for our meningitis B vaccine candidate, we received an upfront license fee and were entitled to additional payments for development work under the collaboration. We recognized amounts received under this agreement over the estimated development period as we performed services. We recorded the amount of the upfront license fee as deferred revenue. Prior to the termination of this agreement in December 2008, we recognized this revenue over the estimated development period under the contract. Under the collaboration agreement, we were entitled to payments up to specified levels for development work we performed on behalf of Sanofi Pasteur. We invoiced Sanofi Pasteur monthly in arrears, and recognized revenue in the period in which the associated costs were incurred.

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

We account for uncertainty in income taxes in accordance with Financial Accounting Standards Board, or FASB, Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109, Accounting for Income Taxes, or FIN 48. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under FIN 48, we recognize in our financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position.

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

The effect of SFAS No. 123(R) on net income attributable to Emergent BioSolutions Inc. and net income attributable to Emergent BioSolutions Inc. per share in any period is not necessarily representative of the effects in future years due to, among other things, the vesting period of the stock options and the fair value of additional stock option grants in future years.

Financial Operations Overview

Revenues

On September 25, 2007, we entered into an agreement with HHS to supply 18.75 million doses of BioThrax to HHS for placement into the Strategic National Stockpile, or the SNS. The term of the agreement is from September 25, 2007 through September 24, 2010. The first 5.5 million doses delivered under this contract were sold to HHS at a discounted price, as specified in the contract, due to the limited remaining shelf-life for those specific doses. This discounted price does not apply to the final 13.25 million doses under the contract. The firm fixed price for the 18.75 million doses, including the discount, is $400 million in the aggregate. Through March 31, 2009, we have delivered approximately 16.5 million doses under this contract. If we receive FDA approval of our pending supplement to our biologics license application, or BLA, to extend the expiry dating of BioThrax from three years to four years, HHS has agreed to increase the price per dose under the agreement for the final 13.25 million doses sold under this contract. In that event, HHS would make a lump sum payment to us reflecting an increase in the price per dose for specified doses delivered prior to such approval and pay an increased price per dose for doses delivered following the date of such approval. The aggregate value of such price adjustment is approximately $34 million. If we do not receive FDA approval of four-year expiry dating during the term of the agreement there will be no adjustment in the price per dose under the agreement. In December 2006, based on data generated from our ongoing stability studies, we submitted a supplement to our BLA for BioThrax to extend the expiry dating. We have received a complete response from the FDA which posed a number of questions. In responding to those questions, we submitted a separate supplement in December 2008 and submitted a response to the FDA's complete response in February 2009. We believe that our application will be approved in 2009.

Under this agreement, we have also agreed to provide all shipping services related to delivery of doses into the SNS over the term of the agreement, for which HHS has agreed to pay approximately $2.2 million. We invoice HHS for each delivery upon acceptance of BioThrax doses delivered into the SNS. The agreement also provides for HHS to pay us up to $11.5 million in milestone payments in connection with us advancing a program to obtain a post-exposure prophylaxis indication for BioThrax. These funds are payable upon achievement of specific program milestones. In October 2007, we achieved the initial milestone and invoiced HHS for $8.8 million. We received this payment from HHS and revenue was recognized in 2007.

On September 30, 2008, we entered into an agreement with HHS to supply up to an additional 14.5 million doses of BioThrax to HHS for placement into the SNS. The term of the agreement is from September 30, 2008 through September 30, 2011. Delivery of doses under the agreement will commence immediately following the anticipated completion of deliveries under our current 18.75 million dose supply contract with HHS, currently anticipated in September 2009, and continues through September 2011. Funds for the procurement of the first 5.7 million doses of BioThrax have been committed. Procurement of the remaining 8.8 million doses will be funded through the annual appropriations process for the SNS. If the FDA approves our pending application to extend the shelf life of BioThrax from three years to four years, and if four-year dated lots of BioThrax are available at the time of delivery of a particular lot or shipment, we must deliver four-year dated product to the SNS. In the event the FDA has not approved four-year expiry dating at the time of such delivery, we may instead deliver three-year dated product to the SNS. Four-year dated product will be invoiced at a higher price than three-year dated product. The total purchase price for the 14.5 million doses will be between $362.7 million and $402.8 million, depending on product dating. Under the agreement, we have agreed to provide all shipping services related to delivery of doses into the SNS over the term of the agreement, for which HHS has agreed to pay us approximately $1.9 million. We will invoice HHS under the agreement upon acceptance of each delivery of BioThrax doses to the SNS.

Pursuant to two supply agreements for BioThrax with the DoD, we supplied approximately 10 million doses of BioThrax for immunization of military personnel from 1997 through 2007. As a result of an October 2007 Presidential Directive that outlines the U.S. government’s objective to enhance coordination and cooperation among federal agencies with respect to countermeasure procurement and stockpile management, the DoD is procuring additional doses of BioThrax to satisfy ongoing requirements for its active immunization program directly from the SNS. Consequently, we are not currently party to a procurement contract with the DoD.

In September 2007, we received a development contract from the National Institute of Allergy and Infectious Disease, or NIAID, valued at up to $9.5 million, in support of non-clinical and clinical studies of our anthrax immune globulin therapeutic candidate. Under the terms of the development contract, we are using the funds to conduct various studies on this product candidate, including non-clinical efficacy studies and clinical trials. In July 2008, we were awarded two grants from NIAID, totaling over $4.5 million, to support development of our recombinant botulinum vaccine and advanced anthrax vaccine candidates. In September 2008, we received a $24 million development contract from NIAID and the Biomedical Advanced Research and Development Authority, or BARDA, to fund continued development of our anthrax monoclonal antibody therapeutic candidate, and a development contract with NIAID and BARDA, valued at up to approximately $30 million, to fund development of our advanced anthrax vaccine candidate.

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

Our revenue, operating results and profitability have varied, and we expect that they will continue to vary on a quarterly basis, primarily because of the timing of our fulfilling orders for BioThrax and work performed under new and existing contracts and grants.

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

In July 2008, we entered into a joint venture with the University of Oxford, or Oxford, and certain Oxford researchers to conduct clinical trials for the advancement of a vaccine candidate for tuberculosis, resulting in the formation of the Oxford-Emergent Tuberculosis Consortium, or OETC. We have a 51% equity interest in OETC and control the OETC Board of Directors. In addition, we have certain funding and services obligations of up to approximately $20 million related to our investment through 2011 to support further development of the vaccine candidate and a Phase IIb proof of concept study in humans, primarily in the form of services to be performed by our personnel on behalf of the joint venture. As part of this arrangement, we have entered into a license agreement with the joint venture pursuant to which we obtained rights to develop, manufacture and commercialize pharmaceutical compositions intended to prevent or treat Mycobacterium tuberculosis in humans in developed countries. Oxford’s contributions include support from the Wellcome Trust and the Aeras Global Tuberculosis Vaccine Foundation for the Phase IIb clinical trial in the form of cash and services.

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

Results of Operations

Quarter Ended March 31, 2009 Compared to Quarter Ended March 31, 2008

Revenues

Product sales revenues increased by $20.2 million, or 49%, to $61.7 million for the three months ended March 31, 2009 from $41.5 million for the three months ended March 31, 2008. This increase in product sales revenues was primarily due to a 52% increase in the number of doses of BioThrax delivered. Product sales revenues for the three months ended March 31, 2009 consisted of BioThrax sales to HHS of $61.6 million and aggregate international and other sales of $54,000. Product sales revenues for the three months ended March 31, 2008 consisted of BioThrax sales to HHS of $41.1 million and aggregate international and other sales of $394,000.

Contracts and grants revenues increased by $1.6 million, or 134%, to $2.8 million for the three months ended March 31, 2009 from $1.2 million for the three months ended March 31, 2008. Contracts and grants revenues for the three months ended March 31, 2009 consisted of $2.8 million in development contract and grant revenue from NIAID and BARDA. Contracts and grants revenues for the three months ended March 31, 2008 consisted of $798,000 from the Sanofi Pasteur collaboration, related to recognition of deferred revenue associated with the upfront payment received in 2006 as well as development service revenue, and $418,000 from the NIH.

Cost of Product Sales

Cost of product sales increased by $7.4 million, or 92%, to $15.4 million for the three months ended March 31, 2009 from $8.0 million for the three months ended March 31, 2008. This increase was attributable to a 52% increase in the number of doses of BioThrax delivered coupled with an increase in cost per dose sold associated with reduced production yield in the period during which the doses sold were produced.

Research and Development Expense

Research and development expenses increased by $4.4 million, or 39%, to $15.9 million for the three months ended March 31, 2009 from $11.5 million for the three months ended March 31, 2008. This increase reflects additional personnel and contract service costs, and includes increased expenses of $4.2 million on product candidates that are categorized in our biodefense segment and $827,000 in other research and development expenses, which are in support of technology platforms and central research and development activities, partially offset by a decrease of $612,000 on product candidates categorized in our commercial segment.

The increase in spending on biodefense product candidates, detailed in the table below, was primarily attributable to the timing of development efforts on various programs as we completed various studies and prepared for subsequent studies and trials, coupled with increased spending on product candidates that we acquired in 2008. The spending for BioThrax enhancements was related to preparing for and conducting clinical and non-clinical efficacy studies to support applications for marketing approval of these enhancements. The spending for the recombinant protective antigen anthrax vaccine was related primarily to internal and external costs incurred to respond to a request for proposal from BARDA and the continued advancement of the product candidate. The decrease in spending in our advanced anthrax vaccine program resulted from the timing of feasibility studies and formulation development of product candidates. The increase in spending for our anthrax immune globulin therapeutic candidate was primarily due to the commencement of clinical and non-clinical studies in the first quarter of 2009. The increase in spending for the anthrax monoclonal therapeutic candidate was primarily for manufacture of a working cell bank and formulation development and the conduct of non-clinical studies. The decrease in spending for our botulinum vaccine candidates resulted from scaling back our development efforts on our botulinum toxoid vaccine candidate pending the receipt of third party development funding.

The decrease in spending on commercial product candidates, detailed in the table below, was primarily attributable to the timing of development efforts. The spending for Typhella resulted from the manufacture of clinical material and conducting and completing a Phase IIb clinical trial in the U.S., which commenced in the second quarter of 2008. The decrease in spending for our hepatitis B therapeutic vaccine candidate resulted from the cessation of new patient enrollment from our ongoing Phase II clinical trial in the United Kingdom and Serbia as a result of patient recruitment difficulties because within this trial our product candidate was administered as a monotherapy. The decrease in spending for our group B streptococcus vaccine candidate resulted from our decision not to proceed with Phase I clinical trials for two of the protein components of the vaccine candidate. We expect that spending for our group B streptococcus vaccine candidate will continue to be minimal in the future. The spending for our tuberculosis vaccine candidate was related to the procurement of licenses, and preparation for a Phase IIb clinical trial. The decrease in spending for our chlamydia candidate, which is in preclinical development, was related to a decrease in development activities while seeking external funding.

The increase in other research and development expenses was primarily attributable to spending associated with the development of technology platforms.

We continue to assess, and may alter, our future development plans for our products based on the interest of the U.S. government or non-governmental and philanthropic organizations in providing funding for further development or procurement.

Our principal research and development expenses for the three months ended March 31, 2009 and 2008 are shown in the following table:

	Three Months Ended
	March 31,
(in thousands)	2009	2008

Biodefense:
BioThrax enhancements	$2,757	$944
Recombinant protective antigen anthrax vaccine	1,824	-
Advanced anthrax vaccines	572	1,195
Anthrax immune globulin therapeutic	1,805	746
Anthrax monoclonal therapeutic	1,011	200
Botulinum vaccines	544	1,207
Total biodefense	8,513	4,292
Commercial:
Typhella	2,332	2,292
Hepatitis B therapeutic vaccine	716	905
Group B streptococcus vaccine	153	2,171
Tuberculosis vaccine	2,123	-
Chlamydia vaccine	275	568
Meningitis B vaccine	126	401
Total commercial	5,725	6,337
Other	1,672	846
Total	$15,910	$11,475

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $3.9 million, or 32%, to $16.0 million for the three months ended March 31, 2009 from $12.1 million for the three months ended March 31, 2008. The increase in selling, general and administrative expenses primarily reflects an increase of approximately $2.6 million resulting from the addition of personnel and increased professional services to support the overall growth of our business, and a $1.4 million charge for previously capitalized costs associated with acquisitions that were in progress but not complete as of December 31, 2008, partially offset by a decrease of $134,000 in sales and marketing expenses. The majority of the expense is attributable to the biodefense segment, in which selling, general and administrative expenses increased by $2.1 million, or 23%, to $11.4 million for the three months ended March 31, 2009 from $9.3 million for the three months ended March 31, 2008. Selling, general and administrative expenses related to our commercial segment increased by $1.8 million, or 64%, to $4.6 million for the three months ended March 31, 2009 from $2.8 million for the three months ended March 31, 2008.

Total Other Income (Expense)

Total other income decreased by $378,000, or 58%, to $272,000 for the three months ended March 31, 2009 from $650,000 for the three months ended March 31, 2008. This decrease resulted primarily from a decrease in interest income of $365,000 as a result of lower investment return on average invested cash balances related to a decline in interest rates.

Income Taxes

Provision for income taxes increased by $2.6 million, or 53%, to $7.4 million for the three months ended March 31, 2009 from $4.8 million for the three months ended March 31, 2008. The provision for income taxes for the three months ended March 31, 2009 resulted primarily from our income before provision for income taxes plus net loss attributable to noncontrolling interest of $18.5 million and an effective annual tax rate of approximately 40%. The provision for income taxes for the three months ended March 31, 2008 resulted primarily from our income before provision for income taxes of $11.8 million and an effective annual tax rate of approximately 41%. The decrease in the effective annual tax rate is due primarily to the research and development tax credit being renewed in October 2008. The provision for income taxes reflects research and development tax credits of $77,000 for the three months ended March 31, 2009 and $0 for the three months ended March 31, 2008.

Net Loss Attributable to Noncontrolling Interest

Net loss attributable to noncontrolling interest of $947,000 for the three months ended March 31, 2009 resulted from losses incurred by our joint venture with the University of Oxford, which was established in July 2008. This amount represents the portion of the loss incurred by the joint venture in the first quarter of 2009 that is attributable to Oxford.

Liquidity and Capital Resources

Sources of Liquidity

We require cash to meet our operating expenses and for capital expenditures, acquisitions and principal and interest payments on our debt. We have funded our cash requirements from inception through March 31, 2009 principally with a combination of revenues from BioThrax product sales, debt financings and facilities and equipment leases, revenues under our collaboration agreement with Sanofi Pasteur, development funding from government entities and non-government and philanthropic organizations, the net proceeds from our initial public offering and, to a lesser extent, from the sale of our common stock upon exercise of stock options. We have operated profitably for each of the years in the three year period ended December 31, 2008 and for each of the three months ended March 31, 2009 and 2008.

As of March 31, 2009, we had cash and cash equivalents of $61.4 million. Additionally, at March 31, 2009 our accounts receivable balance was $74.1 million. Of this balance, in excess of $70 million was received in April 2009.

Cash Flows

The following table provides information regarding our cash flows for the three months ended March 31, 2009 and 2008:

	Three Months Ended
	March 31,
(in thousands)	2009	2008
Net cash provided by (used in):
Operating activities(1)	$(25,526)	$(4,844)
Investing activities	(4,755)	(10,431)
Financing activities	188	2,292
Total net cash used	$(30,093)	$(12,983)

(1) Includes the effect of exchange rate changes on cash and cash equivalents.

Net cash used in operating activities of $25.5 million for the three months ended March 31, 2009 was due principally to an increase in accounts receivable of $49.3 million due to amounts billed primarily to HHS but not collected as of March 31, 2009, partially offset by net income of $10.2 million, an increase in income taxes payable of $4.6 million due to the 2009 income tax liability and a decrease in inventories of $5.6 million reflecting the value of BioThrax lots delivered.

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

Net cash used in investing activities for the three months ended March 31, 2009 and 2008 of $4.8 million and $10.4 million, respectively, resulted principally from the purchase of property, plant and equipment and, in 2008, the issuance of a note receivable in the amount of $3.5 million. Capital expenditures for the three months ended March 31, 2009 and 2008 include $4.8 million and $6.9 million, respectively, in construction and related costs for our new manufacturing facility in Lansing, Michigan and infrastructure investments and other equipment.

Net cash provided by financing activities of $188,000 for the three months ended March 31, 2009 resulted primarily from $15.0 million in proceeds from borrowings under our revolving line of credit with Fifth Third Bank, $196,000 related to excess tax benefits from the exercise of stock options, and $651,000 in proceeds from stock option exercises, partially offset by $15.7 million in principal payments on long-term indebtedness, including $15.0 million in payments on our revolving line of credit with Fifth Third Bank.

Net cash provided by financing activities of $2.3 million for the three months ended March 31, 2008 resulted primarily from proceeds from a draw on our revolving line of credit with Fifth Third Bank of $15.0 million, partially offset by $12.7 million of principal payments on long-term indebtedness, including the repayment of $11.8 million under our revolving line of credit with Fifth Third Bank.

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2008:

	Payments due by period
(in thousands)	Total	2009	2010	2011	2012	2013	After 2013
Contractual obligations:
Long-term indebtedness including current portion	$42,183	$6,248	$3,792	$15,643	$16,500	$-	$-
Operating lease obligations	11,073	1,972	1,317	1,300	1,268	1,288	3,928
Contractual settlement liabilities	-	-	-	-	-	-	-
Total contractual obligations	$53,256	$8,220	$5,109	$16,943	$17,768	$1,288	$3,928

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

Debt Financing

As of March 31, 2009, we had $56.5 million principal amount of debt outstanding, comprised primarily of the following:

•

$2.5 million outstanding under a forgivable loan from the Department of Business and Economic Development of the State of Maryland used to finance eligible costs incurred to purchase our first facility in Frederick, Maryland;

•	$6.3 million outstanding under a mortgage loan from PNC Bank used to finance the remaining portion of the purchase price for our first Frederick facility;
•	$7.7 million outstanding under a mortgage loan from HSBC Realty Credit Corporation used to finance the purchase price for our second facility in Frederick, Maryland;
•	$25.0 million outstanding under a term loan from HSBC Realty Credit Corporation used to finance a portion of the costs of constructing our new 50,000 square foot manufacturing facility in Lansing; and
•	$15.0 million outstanding under a $15.0 million revolving line of credit with Fifth Third Bank, the balance of which was repaid in April 2009.

Tax Benefits

In connection with the construction of our 50,000 square foot manufacturing facility in Lansing, the State of Michigan and the City of Lansing have provided us a variety of tax credits and abatements. We estimate that the total value of these tax benefits may be up to $18.5 million over a period of up to 15 years, beginning in 2006. The availability of these tax benefits is primarily based on our over $75 million investment in our Lansing manufacturing facility. In addition, we must maintain a specified number of employees in Lansing to continue to qualify for these tax benefits.

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

We may seek to raise additional external debt financing to provide additional financial flexibility. Our committed external sources of funds consist of the borrowing availability under our revolving line of credit with Fifth Third Bank and grant and development funding of our anthrax immune globulin therapeutic product candidate, recombinant botulinum vaccine candidate, anthrax monoclonal antibody therapeutic candidate and advanced anthrax vaccine candidate. Our ability to borrow additional amounts under our loan agreement is subject to our satisfaction of specified conditions.

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

Recent Accounting Pronouncements

In November 2008, the Emerging Issues Task Force, or EITF, of the Financial Accounting Standards Board, or FASB, issued EITF Issue No. 08-8, Accounting for an Instrument (or an Embedded Feature) with a Settlement Amount This at Is Based on the Stock of an Entity’s Consolidated Subsidiary, or EITF No. 08-8. EITF No. 08-8 applies to freestanding financial instruments and embedded features of such instruments for which the payoff to the counterparty is based, in whole or in part, on the stock of a consolidated subsidiary. EITF No. 08-8 applies to those instruments in the consolidated financial statements of the parent, whether the instrument was entered into by the parent or the subsidiary. Freestanding financial instruments and embedded features of such instruments for which the payoff to the counterparty is based, in whole or in part, on the stock of a consolidated subsidiary are not precluded from being considered indexed to the entity's own stock in the consolidated financial statements of the parent if the subsidiary is a substantive entity. If the subsidiary is not a substantive entity, the instrument would not be considered indexed to the entity's own stock. EITF No. 08-8 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. Early adoption is not permitted. EITF No. 08-8 was adopted by the Company effective January 1, 2009, and will impact our financial statements to the extent that we have these types of instruments.

In November 2008, the EITF issued EITF Issue No. 08-7, Accounting for Defensive Intangible Assets, or EITF No. 08-7. EITF No. 08-7 applies to acquired intangible assets in situations in which an entity does not intend to actively use the asset but intends to hold or lock up the asset to prevent others from obtaining access to the asset (a defensive intangible asset), except for intangible assets that are used in research and development activities. EITF No. 08-7 states that a defensive intangible asset should be accounted for as a separate unit of accounting and should not be included as part of the cost of an entity's existing intangible asset(s) because the defensive intangible asset is separately identifiable. EITF No. 08-7 applies to intangible assets acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. EITF No. 08-7 was adopted by the Company effective January 1, 2009, and will impact our financial statements to the extent that we acquire a defensive intangible asset.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, or SFAS No. 141(R). SFAS No. 141(R) requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair values, changes the recognition of assets acquired and liabilities assumed arising from contingencies, changes the recognition and measurement of contingent consideration, and requires the expensing of acquisition-related costs as incurred. We adopted SFAS No. 141(R) effective January 1, 2009, and in accordance with the provisions of the standard, in January 2009 we expensed $1.4 million in previously capitalized costs associated with acquisitions that were in progress but not complete as of December 31, 2008.  SFAS No. 141(R) also requires additional disclosure of information surrounding a business combination, such that users of the acquiring entity's financial statements can fully understand the nature and financial impact of the business combination. SFAS No. 141(R) was adopted by the Company effective January 1, 2009, and will further impact our financial statements in the future to the extent that we are party to a business combination.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2009, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, occurred during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Litigation against Protein Sciences Corporation. In 2008, we entered into a letter of intent, a loan and security agreement and related promissory note, and an asset purchase agreement with Protein Sciences Corporation, or PSC, pursuant to which we agreed to acquire substantially all of PSC’s assets and provide funding to PSC to enable PSC to continue operations through June 24, 2008, the anticipated closing date of the transactions contemplated by the asset purchase agreement.

In July 2008, we filed a lawsuit against PSC, Daniel D. Adams, PSC’s Chief Executive Officer, and Manon M.J. Cox, PSC’s Chief Operating Officer, in the Supreme Court of the State of New York asserting claims related to the letter of intent, the loan and security agreement, and the asset purchase agreement. On September 12, 2008, a stipulation of discontinuance was filed with the court regarding the claims against Mr. Adams and Ms. Cox, and, on October 3, 2008, we filed a separate suit against Mr. Adams and Ms. Cox in the United States District Court for the District of Connecticut, alleging fraud and unfair trade practices and seeking compensatory and punitive damages. On September 12, 2008, we filed an amended complaint against PSC, which remains pending in the Supreme Court of the State of New York, alleging fraud, breach of the letter of intent, the loan and security agreement and the asset purchase agreement, breach of the duty of good faith and fair dealing, unjust enrichment and unfair business practices. We are seeking from PSC money damages of no less than $13 million, punitive damages, declaratory judgment that we have no further funding obligations to PSC, injunctive relief to protect the collateral for the loan and other appropriate relief. PSC has moved to dismiss the New York action, and Mr. Adams and Ms. Cox have moved to dismiss the Connecticut action. Those motions remain pending. PSC, Mr. Adams, and Ms. Cox have not yet asserted any counterclaims, but PSC has stated that it may assert counterclaims for “among other things, breach of contract, intentional misrepresentations, tortious interference with business relations and unfair trade practices.”

Between March 2008 and June 2008, we provided PSC with $10 million in funding under the loan and security agreement and related promissory note. PSC’s obligations under the loan and security agreement and related promissory note are secured by substantially all of PSC’s assets, including intellectual property. The loan accrued interest at an annual rate of 8% through December 31, 2008 and currently accrues interest at an annual rate of 11%. Under the loan and security agreement and related promissory note, PSC was obligated to repay the $10 million principal plus accrued and unpaid interest and costs of collection upon the earlier of December 31, 2008 or an event of default under the loan and security agreement. In the lawsuit against PSC described above, we allege that an event of default occurred under the loan and security agreement and that the loan was due and payable as of June 2008. In March 2009, we and PSC entered into a forbearance agreement, pursuant to which we agreed not to foreclose on the collateral securing the loan or to pursue other remedies relating to the loan prior to May 31, 2009. We intend to pursue full repayment under the loan and security agreement and related promissory note if we are not repaid as provided for under the forbearance agreement; if we are repaid pursuant to the forbearance agreement, we and PSC will subsequently enter into settlement agreements that provide for dismissal of the New York and Connecticut actions without prejudice. As of March 31, 2009, $10 million of principal was outstanding and $809,000 of interest was accrued and unpaid under the loan and security agreement and related promissory note.

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

Risks Related to Our Dependence on U.S. Government Contracts

We have derived substantially all of our revenue from sales of BioThrax under contracts with HHS or the DoD. If HHS or the DoD demand for BioThrax is reduced, our business, financial condition and operating results could be materially harmed.

We have derived and expect for the foreseeable future to continue to derive substantially all of our revenue from sales of BioThrax, our FDA-approved anthrax vaccine and only marketed product, to the U.S. government. We are currently party to two contracts with the U.S. Department of Health and Human Services, or HHS, to supply doses of BioThrax for placement into the Strategic National Stockpile, or SNS. We are not currently party to a procurement contract with the U.S. Department of Defense, or DoD, which currently procures doses of BioThrax directly from the SNS. If the SNS priorities change, or if the DoD dose requirements from the SNS are reduced, our revenues could be substantially reduced.

Our existing and prior contracts with HHS and the DoD do not necessarily increase the likelihood that we will secure future comparable contracts with the U.S. government. HHS has issued a request for proposal for contracts to develop and procure a recombinant protective antigen based anthrax vaccine which we may not win. Additionally, procurement by HHS of a recombinant protective antigen based anthrax vaccine could reduce demand for BioThrax. The success of our business and our operating results for the foreseeable future are substantially dependent on the price per dose, the number of doses and the timing of deliveries for BioThrax sales to the U.S. government.

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

The U.S. government may choose to award future contracts for the supply of anthrax vaccines and other biodefense product candidates that we are developing to our competitors instead of to us. If we are unable to win particular contracts, we may not be able to operate in the market for products that are provided under those contracts for a number of years. For example, the Biomedical Advanced Research and Development Authority, or BARDA, has issued a request for proposal for the development and procurement of a recombinant protective antigen anthrax vaccine for the SNS. We have submitted a proposal responding to this request for proposal. We expect that our ability to secure an award will depend primarily on the technical merits of our recombinant protective antigen anthrax vaccine candidate, or rPA vaccine candidate. The U.S. government may support the development of and purchase another company’s product candidate instead of our rPA vaccine candidate, which would be a significant setback to our rPA program. If we are unable to consistently win new contract awards over an extended period, or if we fail to anticipate all of the costs and resources that will be required to secure such contract awards, our growth strategy and our business, financial condition and operating results could be materially adversely affected. Purchases by the U.S. government of an rPA vaccine candidate, whether from us or another company, may further reduce future demand for BioThrax.

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

Our agreements with HHS to supply doses of BioThrax to HHS for placement into the SNS provide that if we receive FDA approval of an application to extend the expiry dating of BioThrax from three years to four years, HHS will increase the price per dose under the agreements. The regulatory approval process is complex and uncertain, and there is no guarantee that we will receive approval of four-year expiry dating. If approved, BioThrax will be the first vaccine to receive FDA approval of four-year dating. If we do not receive FDA approval of four-year expiry dating during the term of either agreement, we will not be entitled to receive the increased price per dose under the agreement with HHS and our revenues and operating results may suffer.

The pricing under our fixed price government contracts is based on estimates of the time, resources and expenses required to perform those contracts. If our estimates are not accurate, we may not be able to earn an adequate return or may incur a loss under these contracts.

Our existing and prior contracts for the supply of BioThrax with HHS and the DoD have been fixed price contracts. We expect that our future contracts with the U.S. government for BioThrax as well as contracts for biodefense product candidates that we successfully develop, such as our potential pending development and procurement contract for an rPA vaccine candidate, also may be fixed price contracts. Under a fixed price contract, we are required to deliver our products at a fixed price regardless of the actual costs we incur and to absorb any costs in excess of the fixed price. Estimating costs that are related to performance in accordance with contract specifications is difficult, particularly where the period of performance is over several years. Our failure to anticipate technical problems, estimate costs accurately or control costs during performance of a fixed price contract could reduce the profitability of a fixed price contract or cause a loss.

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

As of March 31, 2009, we had $56.5 million principal amount of debt outstanding. We may seek to raise substantial external debt financing to provide additional financial flexibility. Our leverage could have significant adverse consequences, including:

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

We expect our development expenses to increase in connection with our ongoing activities, particularly as we conduct additional and later stage clinical trials for our product candidates. We also expect our commercialization expenses to increase in the future as we seek to broaden the market for BioThrax and if we receive marketing approval for additional products. We also may undertake additional facility projects in the future.

As of March 31, 2009, we had $61.4 million of cash and cash equivalents. Our future capital requirements will depend on many factors, including:

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

Our ability to borrow additional amounts under our loan agreement is subject to our satisfaction of specified conditions. Additional equity or debt financing, grants, or corporate collaboration and licensing arrangements may not be available on acceptable terms, if at all. If we raise additional funds by issuing equity securities, our stockholders may experience dilution. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

We are currently evaluating alternatives for the manufacture of various product candidates. We may seek to acquire one or more additional facilities or sign agreements with contract manufacturing organizations. We have constructed a new 50,000 square foot manufacturing facility on our Lansing, Michigan campus, which is designed to produce multiple fermentation-based vaccines, subject to developing, obtaining approval of, implementing and complying with appropriate change-over procedures. We also own two buildings in Frederick, Maryland that are available to address our future manufacturing requirements and have initiated initial engineering design and preliminary utility build out for these facilities.

Constructing and preparing a facility for manufacturing is a significant project. For example, the process for qualifying and validating our new facility in Lansing, for FDA licensure will be costly and time consuming, may result in unanticipated delays and may cost more than expected due to a number of factors, including regulatory requirements. The costs and time required to comply with current good manufacturing practices, or cGMP, regulations or similar regulatory requirements for sales of our products outside the U.S., may be significant. If qualification and validation activities of our new facility in Lansing are delayed, we may not be able to meet our obligations to the U.S. government, which may limit our opportunities for growth. Costs associated with constructing, qualifying and validating manufacturing facilities could require us to raise additional funds from external sources, and we may not be able to do so on favorable terms or at all.

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

FDA approval is required for the release of each lot. We will not be able to sell any lots that fail to satisfy the release testing specifications. We must provide the FDA with the results of potency testing before lots are released for sale. We have one mechanism for conducting this potency testing that is reliant on a unique animal strain for which we have no alternative. In developing alternatives, we may face significant regulatory hurdles. In the event of a problem with this strain, if we have not developed alternatives, we would not be able to provide the FDA with required potency testing.

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

We currently rely on third parties to manufacture the supplies of our vaccine and immune-related therapeutic product candidates that we require for preclinical and clinical development, including our anthrax immune globulin therapeutic, anthrax monoclonal therapeutic, Typhella vaccine, tuberculosis vaccine, hepatitis B therapeutic vaccine, and chlamydia vaccine candidates. Any significant delay in obtaining adequate supplies of our product candidates could adversely affect our ability to develop or commercialize these product candidates. For example, the manufacturer of our anthrax monoclonal therapeutic recently informed us it is discontinuing contract manufacturing operations and we will need to secure alternative manufacturing resources. Although we recently commissioned a new pilot plant manufacturing facility on our Lansing campus for production of preclinical and clinical supplies of our product candidates, we expect that we will continue to use third parties for these purposes.

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

Our development and manufacturing processes involve the use of hazardous materials, including chemicals, bacteria, viruses and radioactive materials, and produce waste products. Accordingly, we are subject to federal, state, local and foreign laws and regulations governing the use, manufacture, distribution, storage, handling, disposal and recordkeeping of these materials. We are also subject to a variety of environmental laws in Michigan regarding underground storage tanks. One such tank on our Lansing campus has leaked in the past. The State of Michigan removed the tank, continues to monitor the situation and has agreed to indemnify us for any resulting liabilities. In the event that the State of Michigan does not indemnify us, or if our insurance does not cover the exposure of any remediation that may be necessary, we could spend significant amounts on remediation efforts. In addition to complying with environmental and occupational health and safety laws, we must comply with special regulations relating to biosafety administered by the Centers for Disease Control and Prevention, or CDC, HHS and the DoD.

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

Our insurance policies may not adequately compensate us for all liabilities that we may incur in the event of unanticipated costs, exposing us to potential expense and reduced profitability.

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

These policies are subject to deductibles, exclusions and coverage limitations. Additionally, we do not carry business interruption insurance. Circumstances may arise where we face liabilities that are not covered by these policies, or where our coverage is not adequate, which may expose us to significant liabilities and significantly and adversely affect our business or financial position.

Risks Related to Product Development

Our business depends significantly on our success in completing development and commercialization of our product candidates at acceptable costs. If we are unable to commercialize these product candidates, or experience significant delays or costs in doing so, our business will be materially harmed.

We have invested a significant portion of our efforts and financial resources in the development of our vaccines and immune-related therapeutic product candidates. In addition to BioThrax product sales, our ability to generate near term revenue is dependent on the success of our development programs, on the U.S. government’s interest in providing development funding for or procuring our product candidates, on the interest of non-governmental organizations in providing grant funding for development of our product candidates and on the commercial viability of those product candidates. The commercial success of our product candidates will depend on many factors, including accomplishing the following in an economical manner:

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

Before obtaining regulatory approval for the sale of our product candidates, we must conduct extensive preclinical studies and clinical trials to establish proof of concept, safety and efficacy of our product candidates. Preclinical and clinical testing is expensive, difficult to design and implement, can take many years to complete, and the outcome of such trials is uncertain. Success in preclinical testing and early clinical trials does not ensure that later clinical trials or animal efficacy studies will be successful, and interim results of a clinical trial or animal efficacy study do not necessarily predict final results.

For example, in December 2008, we and Sanofi Pasteur determined that the joint efforts of our collaboration had not identified a viable product candidate, which effectively ended most material development activities under our meningitis B product development program.

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

For example, the standard of care for the treatment of patients infected with hepatitis B impacted our ability to recruit participants for our Phase II clinical trial in the United Kingdom and Serbia because we administer our product candidate as a monotherapy, causing us to cease enrollment in this trial. If we are unable to recommence this trial in a region in which our enrollment efforts are successful, we will be unable to progress the clinical program for this candidate. In addition, because some of our current and future vaccine candidates contain live attenuated viruses, our testing of these vaccine candidates is subject to additional risk. For example, there have been reports of serious adverse events following administration of live vaccine products in clinical trials conducted by other vaccine developers. Also, for some of our current and future vaccine candidates, we expect to conduct clinical trials in chronic carriers of the disease that our product candidate seeks to prevent. There have been reports of disease flares in chronic carriers following administration of live vaccine products.

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

The market for sales of BioThrax to customers other than the U.S. government is new and undeveloped, and we may not be successful in generating meaningful sales of BioThrax to these potential customers. To date, we have made only modest sales to these customers. In particular, we have supplied small amounts of BioThrax directly to several foreign governments. Foreign governments in the past have requested that we submit an FDA certification of compliance. Such a certification may be difficult to obtain, potentially limiting our ability to make sales to foreign customers. In 2007, 2008 and for the three months ended March 31, 2009, our sales of BioThrax to customers other than the U.S. government represented a small portion of our revenue. If we fail to significantly increase our sales of BioThrax to these customers, our business and opportunities for growth could be materially harmed.

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

Our ability to meet any potential increased demand that develops for sales of BioThrax to customers other than the U.S. government depends on our available production capacity. We use substantially all of our current production capacity at our facility in Lansing to manufacture BioThrax for sale to U.S. government customers. To prepare for the event that we obtain significant orders for BioThrax from customers other than the U.S. government, we are exploring additional manufacturing alternatives that would enable us to increase our manufacturing capacity and, as a result, allow us to increase sales of BioThrax to customers other than the U.S. government. If we are successful in this effort, it could be several years until a facility is qualified and validated and able to produce saleable vaccine. If we are unsuccessful in this effort, our opportunities for growth could be limited.

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

The Foreign Corrupt Practices Act, or FCPA, prohibits any U.S. individual or business from paying, offering, or authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with certain accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations. The anti-bribery provisions of the FCPA are enforced primarily by the U.S. Department of Justice. The Securities Exchange Commission, or SEC, is involved with enforcement of the books and records provisions of the FCPA.

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

Various laws, regulations and executive orders also restrict the use and dissemination outside of the United States, or the sharing with certain non-U.S. nationals, of information classified for national security purposes, as well as certain products and technical data relating to those products. Our expanding presence outside of the United States will require us to dedicate additional resources to comply with these laws, and these laws may preclude us from developing, manufacturing or selling certain products and product candidates outside of the United States, which could limit our growth potential and increase our development costs.

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

In addition, notwithstanding favorable findings regarding the safety and efficacy of BioThrax by the FDA in its final ruling in December 2005, the Government Accountability Office reiterated concerns regarding BioThrax in Congressional testimony in May 2006 that it had previously identified beginning in 1999. These concerns include the then-licensed six-dose regimen and annual booster doses, questions about the long-term and short-term safety of the vaccine, including how safety is affected by gender differences, and uncertainty about the vaccine’s efficacy against inhalational anthrax.

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

The development and commercialization of new vaccine and immune-related therapeutic products is highly competitive. We face competition with respect to BioThrax, our current product candidates and any products we may seek to develop or commercialize in the future from major pharmaceutical companies and biotechnology companies worldwide. Potential competitors also include academic institutions, government agencies and other public and private research institutions that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

Our competitors may develop products that are safer, more effective, have fewer side effects, are more convenient or are less costly than any products that we may develop. Our competitors may also obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours. We believe that our most significant competitors in the area of vaccine and immune-related therapeutics are a number of pharmaceutical companies that have vaccine programs, including Merck & Co., which has agreed to merge with Schering-Plough Corporation, GlaxoSmithKline, Sanofi Pasteur, Wyeth and Novartis, as well as smaller more focused companies engaged in vaccine and immune-related therapeutic development, such as Crucell, Cangene, Human Genome Sciences, Dor BioPharma, Dynaport Vaccine Company L.L.C., Elusys, Bavarian Nordic and PharmAthene.

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

Although BioThrax is the only anthrax vaccine approved by the FDA for the prevention of anthrax infection, the government is funding the development of new products that could compete with BioThrax, and could eventually procure those new products in addition to, or instead of, BioThrax, potentially reducing our BioThrax revenues. We also face competition for our biodefense product candidates. For example, HHS has awarded a development and SNS procurement contract to a competitor for an anthrax immune globulin therapeutic and is assisting this company in its production efforts by providing it with BioThrax doses that we delivered for placement into the SNS so that it can immunize donors and obtain plasma for its anthrax immune globulin therapeutic product candidate. HHS has awarded another development and SNS procurement contract to another competitor for an anthrax monoclonal antibody as a post-exposure therapeutic for anthrax infection. Several companies have botulinum vaccines in early clinical or preclinical development. One oral typhoid vaccine and one injectable typhoid vaccine are currently approved and administered in the U.S. and Europe. The Aeras Global Tuberculosis Vaccine Foundation is developing or supporting the development of five tuberculosis vaccine candidates in addition to ours, any of which could present competitive risks. Numerous companies have vaccine candidates in development that would compete with any of our commercial product candidates for which we are seeking to obtain marketing approval.

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

We face an inherent risk of product liability exposure related to the sale of BioThrax and any other products that we successfully develop and the testing of our product candidates in clinical trials. For example, we have been a defendant in lawsuits filed on behalf of military personnel who alleged that they were vaccinated with BioThrax by the DoD and claimed damages resulting from personal injuries allegedly suffered because of the vaccinations. The plaintiffs in these lawsuits claimed different injuries and sought varying amounts of damages. Although we successfully defended these lawsuits, we can not ensure that we will be able to do so in the future.

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

Federal legislation enacted in December 2003 has altered the way in which physician-administered drugs and biologics covered by Medicare are reimbursed. Under the new reimbursement methodology, physicians are reimbursed based on a product’s “average sales price.” This new reimbursement methodology has generally led to lower reimbursement levels. The new federal legislation also has added an outpatient prescription drug benefit to Medicare, which went into effect in January 2006. These benefits will be provided primarily through private entities, which we expect will attempt to negotiate price concessions from pharmaceutical manufacturers.

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

Our success depends on our continued ability to attract, retain and motivate highly qualified managerial and key scientific personnel. We consider Fuad El-Hibri, our chief executive officer and chairman of our Board of Directors and Daniel J. Abdun-Nabi, our president and chief operating officer to be key to our BioThrax operations and our efforts to develop and commercialize our product candidates. Both of these key employees are at will employees and can terminate their employment at any time. We do not maintain “key person” insurance on any of our employees.

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

•

the business ethics and public integrity obligations, which govern conflicts of interest and the hiring of former government employees, restrict the granting of gratuities and funding of lobbying activities and incorporate other requirements such as the Anti-Kickback Act and the FCPA;

•	export and import control laws and regulations; and
•	laws, regulations and executive orders restricting the use and dissemination of information classified for national security purposes and the exportation of certain products and technical data.

In addition, qui tam lawsuits have been brought against us in which the plaintiffs argued that we defrauded the U.S. government by distributing non-compliant doses of BioThrax. Although we ultimately prevailed in this litigation, we spent significant time and money defending the litigation. States, many municipalities and foreign governments typically also have laws and regulations governing contracts with their respective agencies. These domestic and foreign laws and regulations affect how we and our customers conduct business and, in some instances, impose additional costs on our business. Any changes in applicable laws and regulations could restrict our ability to maintain our existing contracts and obtain new contracts, which could limit our ability to conduct our business and materially adversely affect our revenues and results of operations.

We rely on property and equipment owned by the U.S. government in the manufacturing process for BioThrax.

We have the right to use certain property and equipment that is owned by the U.S. government, referred to as government furnished equipment, or GFE, at our Lansing, Michigan site in the manufacture of BioThrax. We have the option to purchase all or part of the existing GFE from the government on terms to be negotiated with the government. If the government modifies the terms under which we use the GFE in a manner that is unfavorable to us, including substantially increasing the usage fee, or we are unable to reach an agreement with the government concerning the terms of the purchase of that part of the GFE necessary for our business, our business could be harmed. If the U.S. government were to terminate or fail to extend all BioThrax supply contracts with us, we potentially could be required to rent or purchase that part of the GFE necessary for the continued production of BioThrax in our current manufacturing facility.

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

The Fast Track designation for our product candidates may not actually lead to a faster development, regulatory review or approval.

We have obtained a Fast Track designation from the FDA for BioThrax as a post-exposure prophylaxis against anthrax infection and for our anthrax immune globulin therapeutic product candidate. However, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw a Fast Track designation if the FDA believes that the designation is no longer supported by data from our clinical development program. Fast Track designation does not guarantee that we will qualify for or be able to take advantage of the FDA’s expedited review procedures or that any application that we may submit to the FDA for regulatory approval will be accepted for filing or ultimately approved.

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

We may not be able to obtain additional issued patents relating to our technology or products. Even if issued, patents may be challenged, narrowed, invalidated or circumvented, which could limit our ability to stop competitors from marketing similar products or limit the duration of patent protection we may have for our products. Changes in patent laws or administrative patent office rules or changes in interpretations of patent laws in the U.S. and other countries may diminish the value of our intellectual property or narrow the scope of our patent protection.

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

For example, under our licenses with the U.K. Health Protection Agency, or HPA, relating to our recombinant botulinum vaccine candidate, HPA is responsible for prosecuting and maintaining patent rights, although we have the right to support the continued prosecution or maintenance of the patent rights if HPA fails to do so. In addition, we have the first right to pursue claims against third parties for infringement of the patent rights and assume the defense of any infringement claims that may arise.

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

Mr. El-Hibri has the ability to control the election of the members of our Board of Directors through his ownership interests among our significant stockholders. As of April 30, 2009, Mr. El-Hibri was the beneficial owner of approximately 45% of our outstanding common stock. Because Mr. El-Hibri has significant influence over the election of the members of our board, and because of his substantial control of our capital stock, Mr. El-Hibri will likely have the ability to delay or prevent a change of control of us that may be favored by other directors or stockholders and otherwise exercise substantial control over all corporate actions requiring board or stockholder approval, including any amendment of our certificate of incorporation or by-laws. The control by Mr. El-Hibri may prevent other stockholders from influencing significant corporate decisions and may result in conflicts of interest that could cause our stock price to decline.

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

Our stock price has been, and is likely to continue to be, volatile. From November 15, 2006, when our common stock first began trading on the New York Stock Exchange, through April 30, 2009, our common stock has traded as high as $27.00 per share and as low as $4.40 per share. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Moreover, holders of an aggregate of approximately 13.7 million shares of our common stock outstanding as of March 31, 2009 have the right to require us to register these shares of common stock under specified circumstances.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

Not applicable.

Use of Proceeds

Not applicable.

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

Date: May 7, 2009 Date: May 7, 2009

EMERGENT BIOSOLUTIONS INC.

By: /s/ Fuad El-Hibri

Fuad El-Hibri

Chief Executive Officer and

Chairman of the Board of Directors (Principal Executive Officer)

By: /s/ R. Don Elsey

R. Don Elsey

Sr. Vice President Finance, Chief Financial Officer and Treasurer

(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit

Number	Description

10.1

Amended and Restated Marketing Agreement entered into on February 10, 2009 between Emergent BioDefense Operations Lansing Inc. and Intergen N.V. (Incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (SEC File No. 001-33137))

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