Form 10-Q
period 2009-06-30
Emergent BioSolutions Inc.
filed 2009-08-07
CIK 1367644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of July 31, 2009, the registrant had 30,450,029 shares of common stock outstanding.

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

PART I.         FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Emergent BioSolutions Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share and per share data)
	June 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$102,508	$91,473
Accounts receivable	55,399	24,855
Inventories	14,042	19,728
Assets held for sale	17,470	-
Note receivable	10,000	10,000
Prepaid expenses and other current assets	4,303	6,623
Total current assets	203,722	152,679

Property, plant and equipment, net	110,383	124,656
Deferred tax assets, net	10,951	12,073
Restricted cash	208	208
Other assets	1,121	1,172

Total assets	$326,385	$290,788

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$17,568	$18,254
Accrued expenses and other current liabilities	1,162	1,399
Accrued compensation	9,962	11,380
Indebtedness under line of credit	15,000	15,000
Long-term indebtedness, current portion	19,308	6,248
Income taxes payable	9,170	951
Deferred tax liabilities, net	262	557
Deferred revenue	478	232
Total current liabilities	72,910	54,021

Long-term indebtedness, net of current portion	21,250	35,935
Other liabilities	1,823	1,483
Total liabilities	95,983	91,439

Commitments and contingencies	-	-

Stockholders’ equity:
Preferred stock, $0.001 par value; 15,000,000 shares authorized, 0
shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	-	-
Common Stock, $0.001 par value; 100,000,000 shares authorized,
30,319,896 and 30,159,546 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	30	30
Additional paid-in capital	113,066	109,170
Accumulated other comprehensive loss	(1,214)	(859)
Retained earnings	116,970	91,008
Total Emergent BioSolutions Inc. stockholders' equity	228,852	199,349
Noncontrolling interest in subsidiary	1,550	-
Total stockholders’ equity	230,402	199,349
Total liabilities and stockholders’ equity	$326,385	$290,788

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
Revenues:
Product sales	$69,330	$42,326	$131,008	$83,830
Contracts and grants	3,861	1,159	6,702	2,375
Total revenues	73,191	43,485	137,710	86,205

Operating expenses:
Cost of product sales	10,428	8,682	25,796	16,692
Research and development	20,680	17,206	36,590	28,681
Selling, general and administrative	19,373	15,039	35,348	27,097
Income from operations	22,710	2,558	39,976	13,735

Other income (expense):
Interest income	305	457	605	1,122
Interest expense	(6)	(5)	(10)	(6)
Other income (expense), net	(10)	198	(34)	184
Total other income (expense)	289	650	561	1,300

Income before provision for income taxes	22,999	3,208	40,537	15,035
Provision for income taxes	9,748	1,393	17,114	6,194
Net income	13,251	1,815	23,423	8,841
Net loss attributable to noncontrolling interest	1,591	-	2,538	-
Net income attributable to Emergent BioSolutions Inc.	$14,842	$1,815	$25,961	$8,841

Earnings per share - basic	$0.49	$0.06	$0.86	$0.30
Earnings per share - diluted	$0.48	$0.06	$0.83	$0.30

Weighted-average number of shares - basic	30,271,317	29,763,872	30,227,948	29,757,055
Weighted-average number of shares - diluted	30,949,612	30,044,691	31,202,275	29,929,709

The accompanying notes are an integral part of these consolidated financial statements.

Emergent BioSolutions Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
	Six Months Ended June 30,
	2009	2008
	(Unaudited)
Cash flows from operating activities:
Net income	$23,423	$8,841
Adjustments to reconcile to net cash provided by (used in) operating activities:
Stock-based compensation expense	2,250	986
Depreciation and amortization	2,507	2,262
Deferred income taxes	1,340	(637)
Non-cash development expenses from joint venture	4,088	-
Loss (gain) on disposal of property, plant and equipment	35	(183)
Provision for impairment of long-lived assets	3,818	-
Excess tax benefits from stock-based compensation	(513)	-
Changes in operating assets and liabilities:
Accounts receivable	(30,544)	(3,634)
Inventories	5,686	(1,982)
Income taxes	8,219	(3,557)
Prepaid expenses and other assets	2,371	(1,806)
Accounts payable	(1,149)	1,993
Accrued compensation	(1,418)	(2,187)
Accrued expenses and other liabilities	103	(489)
Deferred revenue	246	(294)
Net cash provided by (used in) operating activities	20,462	(687)
Cash flows from investing activities:
Purchases of property, plant and equipment	(9,094)	(12,543)
Issuance of note receivable	-	(10,000)
Net cash used in investing activities	(9,094)	(22,543)
Cash flows from financing activities:
Proceeds from borrowings on line of credit	30,000	30,000
Issuance of common stock subject to exercise of stock options	1,134	214
Principal payments on long-term indebtedness and line of credit	(31,625)	(28,622)
Excess tax benefits from stock-based compensation	513	-
Net cash provided by financing activities	22	1,592

Effect of exchange rate changes on cash and cash equivalents	(355)	(85)

Net increase (decrease) in cash and cash equivalents	11,035	(21,723)
Cash and cash equivalents at beginning of period	91,473	105,730
Cash and cash equivalents at end of period	$102,508	$84,007

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

In the opinion of the Company’s management, any adjustments contained in the accompanying unaudited consolidated financial statements are of a normal recurring nature, and are necessary to present fairly the financial position of the Company as of June 30, 2009, results of operations for the three and six month periods ended June 30, 2009 and 2008, and cash flows for the six month periods ended June 30, 2009 and 2008. Interim results are not necessarily indicative of results that may be expected for any other interim period or for an entire year.

Note receivable

In 2008, the Company entered into a loan and security agreement with Protein Sciences Corporation (“PSC”) to loan PSC up to $10 million in conjunction with an agreement pursuant to which the Company would acquire substantially all of the assets of PSC. The loan is secured by substantially all of PSC’s assets, including PSC’s intellectual property. Under this loan agreement and a related promissory note, $10 million of principal is outstanding as of June 30, 2009, and the Company has recorded this as a note receivable. By its original terms, the note accrued interest at an annual rate of 8% and was due and payable no later than December 31, 2008. Thereafter, the note accrued interest at a default rate of 11%. In early 2009, the Company entered into a forbearance agreement with PSC. Under the terms of the forbearance agreement, the note continued to accrue interest at an annual rate of 11%, and became due and payable on May 31, 2009. The Company also agreed not to foreclose on the collateral for the loan prior to May 31, 2009. Since the expiration of the forbearance agreement, the note has accrued interest at a default rate of 14%. As of June 30, 2009, the Company has recorded accrued interest on the note receivable of $1.1 million, included in prepaid expenses and other current assets.

In 2008, the Company initiated litigation against PSC and its senior management alleging, among other claims, fraud, breach of contract, and unfair business practices. In June 2009, after the expiration of the forbearance period, the Company initiated proceedings to foreclose on PSC’s assets and, along with several other creditors of PSC, filed a bankruptcy petition against PSC. The Company has concluded that, in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 114, Accounting by Creditors for Impairment of a Loan, the $10 million note receivable is not impaired as of June 30, 2009, and therefore has not recorded a reserve against this note.

Capitalized interest

The Company capitalizes interest in accordance with SFAS No. 34, Capitalization of Interest Cost, based on the cost of major ongoing capital projects which have not yet been placed in service. For the three month periods ended June 30, 2009 and 2008, the Company incurred interest expense of $468,000 and $691,000, respectively. Of these amounts, the Company capitalized $463,000 and $685,000, respectively. For the six months ended June 30, 2009 and 2008, the Company incurred interest expense of $969,000 and $1.6 million, respectively. Of these amounts, the Company capitalized $959,000 and $1.6 million, respectively.

Product sales revenues

In June 2009, the Company received approval from the U.S. Food and Drug Administration (“FDA”) of a supplement to the Company’s biologics license application to extend the expiry dating of BioThrax from three years to four years. As a result of this approval, the U.S. Department of Health and Human Services (“HHS”) became obligated to make a lump sum payment with respect to certain doses previously delivered under the procurement contract executed by the Company and HHS in September 2007. In conjunction with this approval, the Company billed HHS approximately $29.6 million for doses previously delivered under the contract. HHS paid this amount in July 2009. Additionally, HHS is required to pay an increased price per dose for all other doses delivered under this contract. The Company invoiced an additional $2.2 million related to this increased price for doses delivered in June 2009. These amounts were recognized as revenue in accordance with the Company’s revenue recognition policy, and is included in product sales revenues. These doses were delivered, and HHS was invoiced for these doses, in July 2009.

Earnings per share

Basic net income attributable to Emergent BioSolutions Inc. per share of common stock excludes dilution for potential common stock issuances and is computed by dividing net income by the weighted average number of shares outstanding for the period. Diluted net income per share attributable to Emergent BioSolutions Inc. reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except share and per share data)	2009	2008	2009	2008
Numerator:
Net income attributable to Emergent BioSolutions Inc.	$14,842	$1,815	$25,961	$8,841

Denominator:
Weighted-average number of shares - basic	30,271,317	29,763,872	30,227,948	29,757,055
Dilutive securities - stock options	678,295	280,819	974,327	172,654
Weighted-average number of shares - diluted	30,949,612	30,044,691	31,202,275	29,929,709

Earnings per share - basic	$0.49	$0.06	$0.86	$0.30
Earnings per share - diluted	$0.48	$0.06	$0.83	$0.30

For the three and six month periods ending June 30, 2009 and 2008, outstanding stock options to purchase approximately 1.4 million, 1.1 million, 1.3 million and 1.4 million shares, respectively, of common stock are not considered in the diluted earnings per share calculation because the exercise price of these options is greater than the average per share closing price during the period.

Accounting for stock-based compensation

As of June 30, 2009, the Company has two stock-based employee compensation plans, the Amended and Restated Emergent BioSolutions Inc. 2006 Stock Incentive Plan (the “2006 Plan”) and the Emergent BioSolutions Employee Stock Option Plan (the “2004 Plan”).

The Company utilizes the Black-Scholes valuation model for estimating the fair value of all stock options granted. The fair value of each option is estimated on the date of grant. Set forth below are the assumptions used in valuing the stock options granted and a discussion of the Company’s methodology for developing each of the assumptions used:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Expected dividend yield	0%	0%	0%	0%
Expected volatility	55%	65%	55%	65%
Risk-free interest rate	1.32%-1.36%	2.55%-2.70%	1.32%-1.41%	1.78%-2.71%
Expected average life of options	3.6 years	3.0 years	3.4 years	3.0 years

•	Expected dividend yield — The Company does not pay regular dividends on its common stock and does not anticipate paying any dividends in the foreseeable future.
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

Comprehensive income

SFAS No. 130, Reporting Comprehensive Income, requires the presentation of comprehensive income and its components as part of the financial statements. Comprehensive income is comprised of net income attributable to Emergent BioSolutions Inc. and other changes in equity that are excluded from net income. The Company includes gains and losses on intercompany transactions with foreign subsidiaries that are considered to be long-term investments and translation gains and losses incurred when converting its subsidiaries’ financial statements from their functional currency to the U.S. dollar, excluding the effect of taxes, in accumulated other comprehensive income. Comprehensive income for the three and six months ended June 30, 2009 was $14.6 million and $25.6 million, respectively. Comprehensive income for the three and six months ended June 30, 2008 was $1.5 million and $8.8 million, respectively.

Recent accounting pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 (“SFAS No. 168”). The FASB Accounting Standards Codification (“Codification”) will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS No. 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this statement will not have a material impact on the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”). SFAS No. 167 amends FASB Interpretation No. 46(R) to replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. SFAS No. 167 requires an additional reconsideration event when determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that the holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance.  It also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity. SFAS No. 167 amends FASB Interpretation No. 46(R) to require additional disclosures about an enterprise’s involvement in variable interest entities. SFAS No. 167 shall be effective for the Company as of January 1, 2009. Earlier application is prohibited. The adoption of this statement is not expected to have a material impact on the Company’s financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, SFAS No. 165 sets forth: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Company adopted SFAS No. 165 during the three months ended June 30, 2009. The provisions of SFAS No. 165 will impact the Company’s financial statements to the extent that the Company has material subsequent events.

In April 2009, the FASB issued FASB Staff Position (“FSP”) SFAS No. 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP SFAS No. 141(R)-1”). FSP SFAS No. 141(R)-1 amends the initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP SFAS No. 141(R)-1 was adopted by the Company effective January 1, 2009, and will impact the Company’s financial statements to the extent that the Company is party to a business combination.

2.	Inventories

Inventories consist of the following:

	June 30,	December 31,
(in thousands)	2009	2008
Raw materials and supplies	$2,806	$2,755
Work-in-process	11,229	14,459
Finished goods	7	2,514
Total inventories	$14,042	$19,728

3.	Property, plant and equipment

Property, plant and equipment consist of the following:

(in thousands)	June 30, 2009	December 31, 2008
Land and improvements	$1,970	$5,050
Buildings and leasehold improvements	12,740	28,119
Furniture and equipment	24,851	22,657
Software	6,794	6,423
Construction-in-progress	84,601	82,518
	130,956	144,767
Less: Accumulated depreciation and amortization	(20,573)	(20,111)
Total property, plant and equipment, net	$110,383	$124,656

4.	Stock options

The Company has granted options to purchase shares of its common stock under two stock-based employee compensation plans, the 2006 Plan and the 2004 Plan (together, the “Emergent Plans”). The Emergent Plans have both incentive and non-qualified stock option features.

The 2006 Plan was amended and restated on May 21, 2009 at the Company’s 2009 Annual Meeting of Stockholders to provide for, among other things, an increase in the number of shares of Common Stock authorized for issuance by 3.9 million shares. The amendment to the 2006 Plan also allows for an additional 450,000 shares of Common Stock to be reserved for issuance effective July 1, 2009, as previously approved under the provisions of the 2006 Plan. Additionally, the amendment eliminates an “evergreen provision” contained in the original 2006 Plan that allowed for periodic increases in the number of shares authorized for issuance. As of June 30, 2009, an aggregate of 8,093,763 shares of Common Stock are authorized for issuance under the 2006 Plan, and a total of 4,195,304 options are available for issuance. Following the closing of the Company’s initial public offering, the Company no longer grants options pursuant to the 2004 Plan.

Each option granted under the Emergent Plans becomes exercisable as specified in the relevant option agreement, and no option can be exercised after ten years from the date of grant. The following is a summary of activity under the Emergent Plans:

	2006 Plan		2004 Plan
	Number of Shares	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2008	2,466,519	$8.76	438,628	$5.52
Granted	1,404,637	18.09	-	-
Exercised	(122,673)	7.88	(37,677)	4.44
Forfeited	(38,233)	11.06	(43,156)	10.28
Outstanding at June 30, 2009	3,710,250	$12.30	357,795	$5.05	$16,948,396
Exercisable at June 30, 2009	861,798	$8.99	336,218	$4.55	$7,903,253

5.	Income taxes

The provision for income taxes consists of the following:

	Three Months Ended		Six months Ended
	June 30,		June 30,
(in thousands)	2009	2008	2009	2008
Current:
Federal	$9,413	$2,576	$13,963	$6,616
State	232	(48)	2,301	215
International	13	-	24	-
Total current	9,658	2,528	16,288	6,831
Deferred:
Federal	(27)	(1,285)	732	(897)
State	117	150	94	260
Total deferred	90	(1,135)	826	(637)
Total provision for income taxes	$9,748	$1,393	$17,114	$6,194

The Company’s estimated effective annual tax rate on income before provision for income tax less the net loss attributable to noncontrolling interest for the six months ended June 30, 2009 and 2008 was approximately 40% and 41%, respectively.

The Company’s federal and state income tax returns for the tax years 2008 to 2005 remain open to examination. The Company’s tax returns in the United Kingdom remain open to examination for the tax years 2008 to 2001, and tax returns in Germany remain open indefinitely. A U.S. Internal Revenue Service audit of the Company’s federal income tax return for the 2006 tax year was completed in May 2009, without adjustment.

6.	Litigation

Litigation Against Protein Sciences Corporation. In 2008, the Company entered into a letter of intent, a loan and security agreement and related promissory note, and an asset purchase agreement with PSC, pursuant to which the Company agreed to acquire substantially all of PSC’s assets and to provide funding to PSC to enable it to continue operations through June 24, 2008, the anticipated closing date of the asset purchase transaction. Between March 2008 and June 2008, the Company provided PSC with $10 million in funding under the loan and security agreement and related promissory note. PSC’s obligations to Emergent under these agreements are secured by substantially all of PSC’s assets, including PSC’s intellectual property. The note accrued interest at an annual rate of 8% and was due and payable on December 31, 2008. Thereafter, the note accrued interest at a default rate of 11%. The Company subsequently agreed to extend the due date of the note to May 31, 2009 at an annual rate of 11%. Since the expiration of this extension, the note has accrued interest at a default rate of 14%. As of June 30, 2009, $10 million of principal was outstanding and $1.1 million of interest was accrued and unpaid.

Under the loan documents, PSC was obligated to repay the $10 million principal plus accrued and unpaid interest and costs of collection upon the earlier of December 31, 2008 or an event of default under the loan and security agreement. The Company alleges that PSC defaulted on the loan and security agreement in 2008 and that the loan was due and payable as of June 2008. PSC disputes the default and asserts that the loan was due and payable on December 31, 2008. PSC did not repay the loan on or before December 31, 2008. In the first quarter of 2009, the Company and PSC entered into a forbearance agreement and amendments thereto, pursuant to which the Company agreed not to foreclose on the collateral securing its loan or to pursue other remedies relating to the loan prior to May 31, 2009. PSC did not repay the loan on or before May 31, 2009, and has not repaid the loan to date. The Company intends to pursue full repayment of the loan, as well as other relief as described in its pleadings in pending lawsuits against PSC and PSC’s management.

In July 2008, the Company filed a lawsuit against PSC, Daniel D. Adams, PSC’s Chief Executive Officer, and Manon M.J. Cox, PSC’s Chief Operating Officer, in the Supreme Court of the State of New York asserting claims related to the letter of intent, the loan and security agreement, and the asset purchase agreement. On September 12, 2008, a stipulation of discontinuance was filed with the New York court regarding the claims against Mr. Adams and Ms. Cox, and, on October 3, 2008, the Company filed a separate suit against Mr. Adams and Ms. Cox in the United States District Court for the District of Connecticut.

The claims pending against PSC in the New York litigation include, among others, fraud, breach of contract, breach of the duty of good faith and fair dealing, unjust enrichment and unfair business practices. The claims pending against Mr. Adams and Ms. Cox in the Connecticut action include, among others, fraud and unfair trade practices. In these lawsuits, the Company is seeking monetary damages of no less than $13 million, punitive damages, declaratory judgment that the Company has no further funding obligations to PSC, injunctive relief to protect the collateral for the loan and other appropriate relief. PSC has moved to dismiss the New York action, and Mr. Adams and Ms. Cox have moved to dismiss the Connecticut action. Those motions remain pending. PSC, Mr. Adams, and Ms. Cox have not yet asserted any counterclaims, but PSC has stated that it may assert counterclaims for “among other things, breach of contract, intentional misrepresentations, tortious interference with business relations and unfair trade practices,” which would include a claim for a $1.5 million “reverse break-up fee” under the asset purchase agreement as a setoff to the loan.

On June 8, 2009, following PSC’s failure to repay the loan by the end of the forbearance period, the Company filed a replevin action in the Superior Court of the State of Connecticut, Judicial District of New Haven, seeking an order requiring PSC to provide the Company with possession of the collateral. PSC objected to the entry of such an order. On June 22, 2009, the Company, along with several other PSC creditors, filed a petition for bankruptcy against PSC in the United States District Court for the District of Delaware. The petitioning creditors seek a determination of bankruptcy, appointment of an interim trustee, and other appropriate relief. PSC has filed a motion to dismiss the bankruptcy action. An evidentiary hearing on the petition and PSC’s motion to dismiss is currently scheduled for August 28, 2009.

Other Litigation. From time to time, the Company is involved in product liability claims and other litigation considered normal in the ordinary course of its business. The Company does not believe that any such proceedings would have a material adverse effect on the results of its operations. For claims filed against the Company related to use of BioThrax by the U.S. Department of Defense (the “DoD”), the Company expects to rely on contractual indemnification provisions with the DoD and statutory protections to limit potential liability resulting from the pending lawsuits.

7.	Segment information

For financial reporting purposes, the Company reports financial information for two business segments: biodefense and commercial. In the biodefense segment, the Company develops, manufactures and commercializes vaccines and therapeutics for use against biological agents. Revenues in this segment relate primarily to the Company’s FDA-licensed product, BioThrax. In the commercial segment, the Company develops vaccines and therapeutics for use against infectious diseases and other medical conditions that have resulted in significant unmet or underserved public health needs. Revenues in this segment consist predominantly of milestone payments and development and grant revenues received under collaboration agreements, development contracts and grant arrangements. The “All Other” segment relates to the general operating costs of the Company and includes costs of the centralized services departments that are not allocated to the other segments, as well as spending on product candidates or activities that are not classified as biodefense or commercial. The assets in this segment consist primarily of cash and fixed assets.

	Reportable Segments
(in thousands)	Biodefense	Commercial	All Other	Total
	Six Months Ended June 30, 2009

External revenue	$137,710	$-	$-	$137,710
Net income (loss) attributable to Emergent BioSolutions Inc.	57,508	(23,939)	(7,608)	25,961
Assets	196,629	23,430	106,326	326,385

	Six Months Ended June 30, 2008

External revenue	$84,483	$1,576	$146	$86,205
Net income (loss) attributable to Emergent BioSolutions Inc.	32,408	(19,725)	(3,842)	8,841
Assets	154,696	23,456	99,767	277,919

8.	Related party transactions

The Company has engaged Wilmer Cutler Pickering Hale and Dorr LLP ("WilmerHale") to provide certain legal services. The Company's Senior Vice President, Legal Affairs and General Counsel is married to a former partner at WilmerHale, who did not participate in providing legal services to the Company. For the six months ended June 30, 2008, during which the spouse of the General Counsel was a partner at WilmerHale, the Company incurred fees for legal services of approximately $257,000. At June 30, 2009, $0 remained in accounts payable for these services.

The Company entered into an agreement in February 2009 with an entity controlled by family members of the Company’s Chief Executive Officer. The agreement to market and sell BioThrax was effective as of November 2008, and requires payment based on a percentage of net sales of biodefense products of 17.5% in Saudi Arabia and 15% in Qatar and United Arab Emirates, and reimbursement of certain expenses. No payments under this agreement have been triggered for the six months ended June 30, 2009.

The Company has entered into a consulting arrangement with a member of the Company’s Board of Directors. At June 30, 2009, $15,000 remained in accounts payable for these services. For each of the six month periods ended June 30, 2009 and 2008, the Company incurred approximately $90,000 in services under this agreement for strategic consultation and project support for the Company’s marketing and communications group.

The Company has entered into a transportation arrangement with an entity owned by the Company’s Chief Executive Officer. At June 30, 2009, $2,600 remained in accounts payable for these services. During the six months ended June 30, 2009 and 2008, the Company incurred approximately $16,000 and $15,000 in services, respectively, under this arrangement for transportation and logistical support.

9.	Joint venture

In July 2008, the Company entered into a joint venture with the University of Oxford (“Oxford”) and certain Oxford researchers to conduct clinical trials in the advancement of a vaccine candidate for tuberculosis, resulting in the formation of the Oxford-Emergent Tuberculosis Consortium (“OETC”). The Company has a 51% equity interest in OETC and controls the OETC Board of Directors. In addition, the Company has certain funding and services obligations of up to approximately $20 million related to its investment. In accordance with the provisions of FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, the Company has evaluated its variable interests in OETC and has determined that it is the primary beneficiary because it will absorb the majority of expected losses. Accordingly, OETC is consolidated in the Company’s financial statements. As of June 30, 2009, assets of $1.0 million and liabilities of $167,000 related to OETC are included within the Company’s consolidated balance sheet. During the three and six months ended June 30, 2009, OETC incurred a net loss of $3.2 million and $5.2 million, respectively, of which $1.7 million and $2.6 million, respectively, are included in the Company’s consolidated statement of operations.

In conjunction with the establishment of OETC, the Company granted a put option to Oxford and the Oxford researchers whereby the Company may be required to acquire all of the OETC shares held by Oxford and the Oxford researchers at the fair market value of the underlying shares. This put option is contingent upon the satisfaction of a number of conditions that must exist or occur subsequent to the grant of a marketing authorization for a tuberculosis vaccine by the European Commission. The Company accounts for the put option in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and FASB Emerging Issues Task Force Topic D-98, Classification and Measurement of Redeemable Securities (revised December 15, 2008). In accordance with this guidance, the Company has determined that the put option has a fair value of $0 as of June 30, 2009.

In January 2009, the Company adopted SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements. The following is a summary of the stockholders’ equity of the Company and the noncontrolling interest:

	Emergent	Noncontrolling
(in thousands)	BioSolutions Inc.	Interest	Total
Stockholders' equity at December 31, 2008	$199,349	$-	$199,349
Non-cash development expenses from joint venture	-	4,088	4,088
Net income (loss)	25,961	(2,538)	23,423
Other	3,542	-	3,542
Stockholders' equity at June 30, 2009	$228,852	$1,550	$230,402

10.	Assets held for sale

The Company currently owns two buildings in Frederick, Maryland. In June 2009, the Company determined that the two buildings in Frederick, along with associated improvements would not be placed into service and committed to a plan to sell these facilities. Therefore, these buildings are classified on the Company’s balance sheet as assets held for sale, a current asset, in accordance with the requirements of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Asset (“SFAS No. 144”). In accordance with SFAS No. 144, assets held for sale are recorded at the lower of the carrying amount or fair market value less costs to sell, and are no longer depreciated once classified as held for sale. The Company recorded the assets held for sale at fair market value, which was based on a current purchase offer, less estimated selling costs and recorded an impairment charge of $3.8 million, which is classified in the Company’s statement of operations as selling, general and administrative expense, within the Company's commercial segment. In July 2009, the Company entered into an agreement to sell the two buildings in Frederick, Maryland. The Company expects this transaction to close in 2009.

The Company has debt facilities associated with the two Frederick, Maryland buildings. In conjunction with the classification of the held for sale assets as current assets, the corresponding debt has been classified as long-term indebtedness, current portion, within current liabilities.

11.	Subsequent events

In July 2009, the Company entered into an agreement to purchase a facility in Maryland for product development and manufacturing purposes. Pre-closing activities are ongoing and the Company expects this transaction to close in 2009.

The Company has evaluated subsequent events through the time of filing these financial statements on August 6, 2009.

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

Our biodefense segment focuses on vaccines and therapeutics for use against biological agents that are potential weapons of bioterrorism or biowarfare. Our product candidates in this segment are focused on two specific biological agents: anthrax and botulism. Within our anthrax product portfolio, we manufacture and market BioThrax® (Anthrax Vaccine Adsorbed), the only vaccine licensed by the U.S. Food and Drug Administration, or FDA, for the prevention of anthrax infection. In addition to BioThrax, we are developing a recombinant protective antigen, or rPA, anthrax vaccine, an advanced BioThrax vaccine, an anthrax immune globulin therapeutic and an anthrax monoclonal antibody therapeutic. Within our botulism product portfolio, we are developing a recombinant botulinum vaccine.

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

Product Sales

We have derived substantially all of our product sales revenues from BioThrax sales to the U.S. Department of Health and Human Services, or HHS, and U.S. Department of Defense, or DoD, and expect for the foreseeable future to continue to derive substantially all of our product sales revenues from the sales of BioThrax to the U.S. government. Our total revenues from BioThrax sales were $131.0 million and $83.8 million for the six months ended June 30, 2009 and 2008, respectively. We are focused on increasing sales of BioThrax to U.S. government customers, expanding the market for BioThrax to other customers domestically and internationally and pursuing label expansions and improvements for BioThrax.

Contracts and Grants

We seek to advance development of our product candidates through external funding arrangements. We may slow down development programs or place them on hold during periods that are not covered by external funding. We have received external funding awards for the following development programs:

Product or Product Candidate	Funding Source
BioThrax post-exposure prophylaxis	HHS
Advanced BioThrax vaccine	Biomedical Advanced Research and Development Authority and National Institute of Allergy and Infectious Diseases
Anthrax immune globulin therapeutic	National Institute of Allergy and Infectious Diseases
Anthrax monoclonal antibody therapeutic	Biomedical Advanced Research and Development Authority and National Institute of Allergy and Infectious Diseases
Typhella vaccine	The Wellcome Trust
Recombinant botulinum vaccine	National Institute of Allergy and Infectious Diseases

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

Manufacturing Infrastructure

We conduct our primary vaccine manufacturing operations at a multi-building campus on approximately 12.5 acres in Lansing, Michigan. To augment our existing manufacturing capabilities, we have constructed a 50,000 square foot manufacturing facility on our Lansing campus. We have incurred costs of approximately $77 million through June 2009 for the building and associated capital equipment, as well as for validation and qualification activities required for regulatory approval and initiation of manufacturing. Although we have made progress on qualification and validation activities required for the commercial manufacture of BioThrax, we suspended the completion of those activities as we commenced a change-over process to use the facility for the manufacture of our rPA anthrax vaccine candidate under an anticipated HHS contract for the development and procurement of a recombinant anthrax vaccine. This change-over process is now substantially complete. We designed this facility to be campaignable subject to complying with appropriate change-over procedures, and we may seek permission from the FDA to use the facility for the manufacture of both BioThrax and our rPA anthrax vaccine candidate. In the event we are not awarded a contract for the development and procurement of our rPA anthrax vaccine candidate, we intend to use the facility for the manufacture of BioThrax and potentially for additional products.

We also own two buildings in Frederick, Maryland. In June 2009, we committed to a plan to sell these facilities, classified these buildings as held for sale on our balance sheet, and recorded an impairment charge of approximately $3.8 million related to costs previously capitalized based on the difference between the carrying value of the assets and its estimated fair value less costs to sell. In July 2009, we entered into an agreement to sell both buildings to a third party, and expect this transaction to close later this year.

In July 2009, we entered into an agreement to purchase a building in Maryland for development and manufacturing purposes. The transaction is expected to close later this year. If this transaction closes as planned, our plans for this building will be contingent on the progress of our existing development programs or the acquisition of new product candidates. If we proceed with this project, we expect the costs to be substantial and to likely require external sources of funds to finance the project.

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

Financial Operations Overview

Revenues

On September 25, 2007, we entered into an agreement with HHS to supply 18.75 million doses of BioThrax to HHS for placement into the Strategic National Stockpile, or the SNS. The term of the agreement is from September 25, 2007 through September 24, 2010. The firm fixed price for the 18.75 million doses, including the discount, is $400 million in the aggregate. Through June 30, 2009, we have delivered approximately 18.1 million doses under this contract, and we completed delivery of the remaining doses in July 2009. In June 2009, we received FDA approval of our supplement to our biologics license application, or BLA, to extend the expiry dating of BioThrax from three years to four years. As a result of this approval, HHS became obligated to make a lump sum payment with respect to certain doses previously delivered under this contract. In conjunction with this approval, we billed HHS approximately $29.6 million. HHS paid this amount in July 2009. Additionally, following the date of this approval HHS is required to pay an increased price per dose. We invoiced an additional $2.2 million related to this increased price for the doses delivered in June 2009. The aggregate value of the lump sum payment and the price adjustment will be approximately $34 million.

Under this agreement, we have also agreed to provide all shipping services related to delivery of doses into the SNS over the term of the agreement, for which HHS paid us approximately $2.0 million to date. We invoice HHS for each delivery upon acceptance of BioThrax doses delivered into the SNS. The agreement also provides for HHS to pay us up to $11.5 million in milestone payments in connection with us advancing a program to obtain a post-exposure prophylaxis indication for BioThrax. These funds are payable upon achievement of specific program milestones. In October 2007, we achieved the initial milestone and invoiced HHS for $8.8 million. We received this payment from HHS and revenue was recognized in 2007.

On September 30, 2008, we entered into an agreement with HHS to supply up to 14.5 million doses of BioThrax to HHS for placement into the SNS. The term of the agreement is from September 30, 2008 through September 30, 2011. Delivery of doses under this agreement is expected to commence in September 2009 and to continue through September 2011. Funds for the procurement of the first 5.7 million doses of BioThrax have been committed. Procurement of the remaining 8.8 million doses will be funded through the annual appropriations process for the SNS. Four-year expiry dated product will be invoiced at a higher price than three-year expiry dated product. The total purchase price for the 14.5 million doses will be up to approximately $400 million, assuming the delivery of four-year expiry dated product. Under the agreement, we have agreed to provide all shipping services related to delivery of doses into the SNS over the term of the agreement, for which HHS has agreed to pay us approximately $1.9 million. We will invoice HHS under the agreement upon acceptance of each delivery of BioThrax doses to the SNS.

In September 2007, we received a development contract from the National Institute of Allergy and Infectious Diseases, or NIAID, valued at up to $9.5 million, in support of non-clinical and clinical studies of our anthrax immune globulin therapeutic candidate. Under the terms of the development contract, we are using the funds to conduct various studies on this product candidate, including non-clinical efficacy studies and clinical trials. In July 2008, we were awarded two grants from NIAID, totaling over $4.5 million, to support development of our recombinant botulinum vaccine and advanced BioThrax vaccine candidates. In September 2008, we received a $24 million development contract from NIAID and the Biomedical Advanced Research and Development Authority, or BARDA, to fund continued development of our anthrax monoclonal antibody therapeutic candidate, and a development contract with NIAID and BARDA, valued at up to approximately $30 million, to fund development of our advanced BioThrax vaccine candidate.

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

In July 2008, we entered into a joint venture with the University of Oxford, or Oxford, and certain Oxford researchers to conduct clinical trials in the advancement of a vaccine candidate for tuberculosis, resulting in the formation of the Oxford-Emergent Tuberculosis Consortium, or OETC. We have a 51% equity interest in OETC and control the OETC Board of Directors. In addition, we have certain funding and services obligations of up to approximately $20 million related to our investment through 2011 to support further development of the vaccine candidate and a Phase IIb proof of concept study in humans, primarily in the form of services to be performed by our personnel on behalf of the joint venture. As part of this arrangement, we have entered into a license agreement with the joint venture pursuant to which we obtained rights to develop, manufacture and commercialize pharmaceutical compositions intended to prevent or treat tuberculosis in humans in developed countries. Oxford’s contributions include support from the Wellcome Trust and the Aeras Global Tuberculosis Vaccine Foundation for the Phase IIb clinical trial in the form of cash and services.

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

Results of Operations

Quarter Ended June 30, 2009 Compared to Quarter Ended June 30, 2008

Revenues

Product sales revenues increased by $27.0 million, or 64%, to $69.3 million for the three months ended June 30, 2009 from $42.3 million for the three months ended June 30, 2008. This increase in product sales revenues was primarily due to a lump-sum payment from HHS of $29.6 million related to the approval of four-year expiry dating for BioThrax. Product sales revenues for the three months ended June 30, 2009 consisted of BioThrax sales to HHS of $69.0 million, and aggregate international and other sales of $283,000. Product sales revenues for the three months ended June 30, 2008 consisted of BioThrax sales to HHS of $41.9 million and aggregate international and other sales of $370,000.

Contracts and grants revenues increased by $2.7 million, or 233%, to $3.9 million for the three months ended June 30, 2009 from $1.2 million for the three months ended June 30, 2008. Contracts and grants revenues for the three months ended June 30, 2009 consisted of $3.9 million in development contract and grant revenue from NIAID and BARDA. Contracts and grants revenues for the three months ended June 30, 2008 consisted of $779,000 from the Sanofi Pasteur collaboration, related to recognition of deferred revenue associated with the upfront payment received in 2006 as well as development service revenue, and $380,000 from NIAID.

Cost of Product Sales

Cost of product sales increased by $1.7 million, or 20%, to $10.4 million for the three months ended June 30, 2009 from $8.7 million for the three months ended June 30, 2008. This increase was attributable to an increase in cost per dose sold associated with reduced production yield in the period during which the doses sold were produced.

Research and Development Expense

Research and development expenses increased by $3.5 million, or 20%, to $20.7 million for the three months ended June 30, 2009 from $17.2 million for the three months ended June 30, 2008. This increase reflects additional personnel and contract service costs, and includes increased expenses of $3.1 million on product candidates that are categorized in our biodefense segment and $1.7 million in other research and development expenses, which are in support of technology platforms and central research and development activities, partially offset by a decrease of $1.3 million on product candidates categorized in our commercial segment.

The increase in spending on biodefense product candidates, detailed in the table below, was primarily attributable to the timing of development efforts on various programs as we completed various studies and prepared for subsequent studies and trials, coupled with increased spending on product candidates that we acquired in 2008. The increase in spending for BioThrax enhancements was related to preparing for and conducting clinical and non-clinical efficacy studies to support applications for market approval of these enhancements. The decrease in spending for the recombinant protective antigen anthrax vaccine was related primarily to the purchase of this vaccine candidate and related technology in May 2008. The decrease in spending in our advanced anthrax vaccine program resulted from the timing of feasibility studies and formulation development of product candidates, including our advanced BioThrax vaccine candidate. The increase in spending for our anthrax immune globulin therapeutic candidate was primarily due to the commencement of clinical and non-clinical studies in the first half of 2009. The increase in spending for the anthrax monoclonal therapeutic candidate was primarily for manufacture of a working cell bank and formulation development and the conduct of non-clinical studies. The increase in spending for our botulinum vaccine candidates resulted from conducting non-clinical studies and the manufacture of master and working cell banks.

The decrease in spending on commercial product candidates, detailed in the table below, was primarily attributable to the timing of development efforts. The spending for our tuberculosis vaccine candidate is related to the formation of our joint venture with the University of Oxford in July 2008, the procurement of licenses, and preparation for and conduct of a Phase IIb clinical trial, which commenced in April 2009. The decrease in spending for Typhella resulted from 2008 spending related to the manufacture of clinical material and conducting a Phase IIb clinical trial in the U.S., which commenced in the second quarter of 2008. The increase in spending for our hepatitis B therapeutic vaccine candidate resulted from our ongoing Phase II clinical trial in the United Kingdom and Serbia and other development activities. The decrease in spending for our group B streptococcus vaccine candidate resulted from our decision not to proceed with Phase I clinical trials for two of the protein components of the vaccine candidate. We expect that spending for our group B streptococcus vaccine candidate will continue to be minimal in the future. The decrease in spending for our chlamydia candidate, which is in preclinical development, is related to a decrease in development activities while seeking external funding.

The increase in other research and development expenses was primarily attributable to spending associated with the development activities targeting our two technology platforms, MVA and spi-VEC.

We continue to assess, and may alter, our future development plans for our products based on the interest of the U.S. government or non-governmental and philanthropic organizations in providing funding for further development or procurement.

Our principal research and development expenses for the three months ended June 30, 2009 and 2008 are shown in the following table:

	Three Months Ended
	June 30,
(in thousands)	2009	2008

Biodefense:
BioThrax enhancements	$2,890	$2,142
Recombinant protective antigen anthrax vaccine	1,990	2,636
Advanced anthrax vaccines	1,356	1,612
Anthrax immune globulin therapeutic	2,741	1,615
Anthrax monoclonal therapeutic	957	50
Botulinum vaccines	1,964	743
Total biodefense	11,898	8,798
Commercial:
Tuberculosis vaccine	3,663	-
Typhella	1,219	4,185
Hepatitis B therapeutic vaccine	1,129	910
Group B streptococcus vaccine	12	1,790
Chlamydia vaccine	104	187
Meningitis B vaccine	13	411
Total commercial	6,140	7,483
Other	2,642	925
Total	$20,680	$17,206

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $4.3 million, or 29%, to $19.4 million for the three months ended June 30, 2009 from $15.0 million for the three months ended June 30, 2008. The increase in selling, general and administrative expenses reflects a $3.8 million impairment charge associated with our Frederick, Maryland facilities and an increase of approximately $801,000 in additional personnel and increased professional services to support growth of the business, partially offset by a decrease of $280,000 in sales and marketing expenses. The majority of the expense is attributable to the biodefense segment, in which selling, general and administrative expenses increased by $348,000, or 3%, to $12.0 million for the three months ended June 30, 2009 from $11.7 million for the three months ended June 30, 2008. Selling, general and administrative expenses related to our commercial segment increased by $4.0 million, or 118%, to $7.4 million for the three months ended June 30, 2009 from $3.4 million for the three months ended June 30, 2008, reflecting the impairment charge related to the Frederick facilities.

Total Other Income (Expense)

Total other income decreased by $361,000, or 56%, to $289,000 for the three months ended June 30, 2009 from $650,000 for the three months ended June 30, 2008. This decrease resulted primarily from a decrease in interest income of $152,000 as a result of lower investment return on average invested cash balances related to a decline in interest rates and a decrease in other income of $208,000.

Income Taxes

Provision for income taxes increased by $8.3 million to $9.7 million for the three months ended June 30, 2009 from $1.4 million for the three months ended June 30, 2008. The provision for income taxes for the three months ended June 30, 2009 resulted primarily from our income before provision for income taxes less the loss attributable to noncontrolling interest of $24.6 million and an estimated effective annual tax rate of approximately 40%. The provision for income taxes for the three months ended June 30, 2008 resulted primarily from our income before provision for income taxes of $3.2 million and an estimated effective annual tax rate of approximately 43%. The decrease in the estimated effective annual tax rate is primarily due to the renewal of the research and development credit in October 2008.

Net Loss Attributable to Noncontrolling Interest

Net loss attributable to noncontrolling interest of $1.6 million for the three months ended June 30, 2009 resulted from losses incurred by our joint venture with the University of Oxford, which was established in July 2008. This amount represents the portion of the loss incurred by the joint venture in the second quarter of 2009 that is attributable to Oxford.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Revenues

Product sales revenues increased by $47.2 million, or 56%, to $131.0 million for the six months ended June 30, 2009 from $83.8 million for the six months ended June 30, 2008. This increase in product sales revenues was primarily due to a 21% increase in the number of doses of BioThrax delivered and a lump-sum payment from HHS of $29.6 million related to the approval of four-year expiry dating for BioThrax. Product sales revenues for the six months ended June 30, 2009 consisted of BioThrax sales to HHS of $130.7 million, and aggregate international and other sales of $337,000. Product sales revenues for the six months ended June 30, 2008 consisted of BioThrax sales to HHS of $83.1 million and aggregate international and other sales of $758,000.

Contracts and grants revenues increased by $4.3 million, or 182%, to $6.7 million for the six months ended June 30, 2009 from $2.4 million for the six months ended June 30, 2008. Contracts and grants revenues for the six months ended June 30, 2009 consisted of $6.7 million in development contract and grant revenue from NIAID and BARDA. Contracts and grants revenues for the six months ended June 30, 2008 consisted of $1.6 million from the Sanofi Pasteur collaboration, related to recognition of deferred revenue associated with the upfront payment received in 2006 as well as development service revenue, and $799,000 from NIAID.

Cost of Product Sales

Cost of product sales increased by $9.1 million, or 55%, to $25.8 million for the six months ended June 30, 2009 from $16.7 million for the six months ended June 30, 2008. This increase was attributable to a 21% increase in the number of doses of BioThrax delivered and increased costs associated with reduced production yield in the period in which the doses were produced.

Research and Development Expense

Research and development expenses increased by $7.9 million, or 28%, to $36.6 million for the six months ended June 30, 2009 from $28.7 million for the six months ended June 30, 2008. This increase reflects additional personnel and contract service costs, and includes increased expenses of $7.3 million on product candidates that are categorized in the biodefense segment and $2.6 million in other research and development expenses, which are in support of technology platforms and central research and development activities, partially offset by decreased expenses of $2.0 million on product candidates categorized in the commercial segment.

The increase in spending on biodefense product candidates, detailed in the table below, was primarily attributable to the timing of development efforts on various programs as we completed various studies and prepared for subsequent studies and trials, coupled with increased spending on product candidates that we acquired in 2008. The increase in spending for BioThrax enhancements was related to preparing for and conducting clinical and non-clinical efficacy studies to support applications for marketing approval of these enhancements. The increase in spending for the recombinant protective antigen anthrax vaccine was related primarily to costs incurred to respond to a request for proposal from BARDA and the continued advancement of the product candidate. The decrease in spending in our advanced anthrax vaccine program resulted from the timing of feasibility studies and formulation development of product candidates, including our advanced BioThrax vaccine candidate. The increase in spending for our anthrax immune globulin therapeutic candidate was primarily due to the commencement of clinical and non-clinical studies in the first half of 2009. The increase in spending for the anthrax monoclonal therapeutic candidate was primarily for manufacture of a working cell bank and formulation development and the conduct of non-clinical studies. The increase in spending for our botulinum vaccine candidates resulted from conducting non-clinical studies and the manufacture of master and working cell banks.

The decrease in spending on commercial product candidates, detailed in the table below, was primarily attributable to the timing of development efforts. The spending for our tuberculosis vaccine candidate is related to the formation of our joint venture with the University of Oxford in July 2008, the procurement of licenses, and preparation for and conduct of a Phase IIb clinical trial, which commenced in April 2009. The decrease in spending for Typhella resulted from 2008 spending related to the manufacture of clinical material and conducting a Phase IIb clinical trial in the U.S., which commenced in the second quarter of 2008. The spending for our hepatitis B therapeutic vaccine candidate resulted from our ongoing Phase II clinical trial in the United Kingdom and Serbia and other development activities. The decrease in spending for our group B streptococcus vaccine candidate resulted from our decision not to proceed with Phase I clinical trials for two of the protein components of the vaccine candidate. We expect that spending for our group B streptococcus vaccine candidate will continue to be minimal in the future. The decrease in spending for our chlamydia candidate, which is in preclinical development, is related to a decrease in development activities while seeking external funding.

The increase in other research and development expenses was primarily attributable to spending associated with the development activities targeting our two technology platforms, MVA and spi-VEC.

We continue to assess, and may alter, our future development plans for our products based on the interest of the U.S. government or non-governmental and philanthropic organizations in providing funding for further development or procurement.

Our principal research and development expenses for the six months ended June 30, 2009 and 2008 are shown in the following table:

	Six Months Ended
	June 30,
(in thousands)	2009	2008

Biodefense:
BioThrax enhancements	$5,647	$3,084
Recombinant protective antigen anthrax vaccine	3,814	2,636
Advanced anthrax vaccines	1,928	2,808
Anthrax immune globulin therapeutic	4,547	2,361
Anthrax monoclonal therapeutic	1,968	250
Botulinum vaccines	2,507	1,950
Total biodefense	20,411	13,089
Commercial:
Tuberculosis vaccine	5,786	-
Typhella	3,551	6,477
Hepatitis B therapeutic vaccine	1,846	1,815
Group B streptococcus vaccine	165	3,961
Chlamydia vaccine	371	755
Meningitis B vaccine	139	813
Total commercial	11,858	13,821
Other	4,321	1,771
Total	$36,590	$28,681

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $8.3 million, or 30%, to $35.3 million for the six months ended June 30, 2009 from $27.1 million for the six months ended June 30, 2008. The increase in selling, general and administrative expenses was driven by an increase in our headquarters and staff organization to support the overall growth of our business, and primarily reflects an increase of approximately $3.5 million resulting from the addition of personnel and increased professional services for our headquarters organization, a $3.8 million impairment charge associated with our Frederick, Maryland facilities and a $1.4 million charge associated with acquisitions that were in progress but not completed as of December 31, 2008, partially offset by a decrease of $414,000 in sales and marketing expenses. The majority of the expense is attributable to the biodefense segment, in which selling, general and administrative expenses increased by $2.5 million, or 12%, to $23.4 million for the six months ended June 30, 2009 from $20.9 million for the six months ended June 30, 2008. Selling, general and administrative expenses related to our commercial segment, increased by $5.8 million, or 94%, to $12.0 million for the six months ended June 30, 2009 from $6.2 million for the six months ended June 30, 2008, reflecting the charges for the Frederick facilities and acquisitions in progress.

Total Other Income (Expense)

Total other income decreased by $739,000, or 57%, to $561,000 for the six months ended June 30, 2009 from $1.3 million for the six months ended June 30, 2008. This decrease resulted primarily from a decrease in interest income of $518,000 as a result of lower investment returns related to decreases in interest rates and a decrease in other income of $218,000.

Income Taxes

Provision for income taxes increased by $10.9 million, or 176%, to $17.1 million from the six months ended June 30, 2009 from $6.2 million for the six months ended June 30, 2008. The provision for income taxes for the six months ended June 30, 2009 resulted primarily from our income before provision for income taxes less the loss attributable to noncontrolling interest of $43.1 million and an estimated effective tax rate of 40%. The provision for income taxes for the six months ended June 30, 2008 resulted primarily from our income before provision for income taxes of $15.0 million and an estimated effective tax rate of 41%.

Net Loss Attributable to Noncontrolling Interest

Net loss attributable to noncontrolling interest of $2.5 million for the six months ended June 30, 2009 resulted from losses incurred by our joint venture with the University of Oxford, which was established in July 2008. This amount represents a portion of the loss incurred by the joint venture for the six months ended June 30, 2009 that is attributable to Oxford.

Liquidity and Capital Resources

Sources of Liquidity

We have funded our cash requirements from inception through June 30, 2009 principally with a combination of revenues from BioThrax product sales, debt financings and facilities and equipment leases, revenues under our collaboration agreement with Sanofi Pasteur, development funding from government entities and non-government and philanthropic organizations, the net proceeds from our initial public offering and, to a lesser extent, from the sale of our common stock upon exercise of stock options. We have operated profitably for the five years ended December 31, 2008 and for each of the six month periods ended June 30, 2009 and 2008.

As of June 30, 2009, we had cash and cash equivalents of $102.5 million. Additionally, at June 30, 2009 our accounts receivable balance was $55.4 million.

Cash Flows

The following table provides information regarding our cash flows for the six months ended June 30, 2009 and 2008:

	Six Months Ended
	June 30,
(in thousands)	2009	2008
Net cash provided by (used in):
Operating activities(1)	$20,107	$(772)
Investing activities	(9,094)	(22,543)
Financing activities	22	1,592
Total net cash provided by (used in)	$11,035	$(21,723)

(1) Includes the effect of exchange rate changes on cash and cash equivalents.

Net cash provided by operating activities of $20.1 million for the six months ended June 30, 2009 was due principally to our net income attributable to Emergent BioSolutions Inc. of $26.0 million, an increase in income taxes payable of $8.2 million due to the timing of payments for our expected 2009 income tax liability, a decrease in inventories of $5.7 million reflecting the value of BioThrax lots delivered and a non-cash charge of $3.8 million related to the impairment of our Frederick facilities. These amounts were partially offset by an increase in accounts receivable of $30.5 million due to amounts billed but not collected as of June 30, 2009.

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

Net cash used in investing activities for the six months ended June 30, 2009 and 2008 of $9.1 million and $22.5 million, respectively, resulted principally from the purchase of property, plant and equipment and, in 2008, the issuance of a note receivable in the amount of $10.0 million. Capital expenditures for the six months ended June 30, 2009 and 2008 include $9.1 million and $12.5 million, respectively, in construction and related costs for our new manufacturing facility in Lansing, Michigan and infrastructure investments and other equipment.

Net cash provided by financing activities of $22,000 for the six months ended June 30, 2009 resulted primarily from $30.0 million in proceeds from borrowings under our revolving line of credit with Fifth Third Bank, $513,000 related to excess tax benefits from the exercise of stock options, and $1.1 million in proceeds from stock option exercises, partially offset by $31.6 million in principal payments on indebtedness, including $30.0 million in payments on our revolving line of credit with Fifth Third Bank.

Net cash provided by financing activities of $1.6 million for the six months ended June 30, 2008 resulted primarily from the additional proceeds from draws on our revolving line of credit with Fifth Third Bank of $30.0 million, partially offset by $28.6 million of principal payments on indebtedness, including repayments of $26.8 million under our revolving line of credit with Fifth Third Bank.

Debt Financing

As of June 30, 2009, we had $55.6 million principal amount of debt outstanding, comprised primarily of the following:

•

$2.5 million outstanding under a forgivable loan from the Department of Business and Economic Development of the State of Maryland used to finance eligible costs incurred to purchase our first facility in Frederick, Maryland;

•	$6.2 million outstanding under a mortgage loan from PNC Bank used to finance the remaining portion of the purchase price for our first Frederick facility;
•	$7.6 million outstanding under a mortgage loan from HSBC Realty Credit Corporation used to finance the purchase price for our second facility in Frederick, Maryland;
•

$24.3 million outstanding under a term loan from HSBC Realty Credit Corporation used to finance a portion of the costs of constructing our 50,000 square foot manufacturing facility in Lansing, Michigan; and

•	$15.0 million outstanding under a $15.0 million revolving line of credit with Fifth Third Bank, the balance of which was repaid in July 2009.

The $16.3 million in debt associated with the two Frederick, Maryland buildings, which we expect to sell, has been classified as current liabilities on our balance sheet.

Tax Benefits

In connection with the construction of our 50,000 square foot facility in Lansing, the State of Michigan and the City of Lansing have provided us a variety of tax credits and abatements. We estimate that the total value of these tax benefits may be up to $18.5 million over a period of up to 15 years, beginning in 2006. The availability of these tax benefits is primarily based on our over $75 million investment in our Lansing manufacturing facility. In addition, we must maintain a specified number of employees in Lansing to continue to qualify for these tax benefits.

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

We may seek additional external debt financing to provide additional financial flexibility. Our committed external sources of funds consist of the borrowing availability under our revolving line of credit with Fifth Third Bank and grant and development funding of our anthrax immune globulin therapeutic product candidate, recombinant botulinum vaccine candidate, anthrax monoclonal antibody therapeutic candidate and advanced BioThrax vaccine candidate. Our ability to borrow additional amounts under our loan agreements is subject to our satisfaction of specified conditions.

Our future capital requirements will depend on many factors, including:

•	the level and timing of BioThrax product sales and cost of product sales;
•	the acquisition of and capital improvements to new facilities;
•	the timing of, and the costs involved in, completion of qualification and validation activities related to our manufacturing facility in Lansing, Michigan and, any new facilities;
•	the scope, progress, results and costs of our preclinical and clinical development activities;
•	the costs, timing and outcome of regulatory review of our product candidates;
•	the number of, and development requirements for, other product candidates that we may pursue;
•	the costs of commercialization activities, including product marketing, sales and distribution;
•	the extent to which we lend money to third parties;
•	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other patent-related costs, including litigation costs and the results of such litigation;
•	the extent to which we acquire or invest in businesses, products and technologies;
•	our ability to obtain development funding from government entities and non-government and philanthropic organizations; and
•	our ability to establish and maintain collaborations.

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

Recent Accounting Pronouncements

In June 2009, FASB issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162, or SFAS No. 168. The FASB Accounting Standards Codification, or the Codification, will become the source of authoritative U.S. generally accepted accounting principles, or GAAP, recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission, or SEC, under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS No. 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We anticipate that the adoption of this statement will not have a material impact on our financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), or SFAS No. 167. SFAS No. 167 amends Interpretation 46(R) to replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. SFAS No. 167 requires an additional reconsideration event when determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that the holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance.  It also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity. SFAS No. 167 amends FASB Interpretation No. 46(R) to require additional disclosures about an enterprise’s involvement in variable interest entities. We adopted the provisions of SFAS No. 167 effective January 1, 2009. Earlier application is prohibited. The adoption of this statement is not expected have a material impact on our financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, or SFAS No. 165. SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, SFAS No. 165 sets forth: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. We have adopted SFAS No. 165 during the three months ended June 30, 2009. The provisions of SFAS No. 165 will impact our financial statements to the extent that we have material subsequent events.

In April 2009, the FASB issued FASB Staff Position, or FSP, SFAS No. 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, or FSP SFAS No. 141(R)-1. FSP SFAS No. 141(R)-1 amends the initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. We adopted FSP SFAS No. 141(R)-1 effective January 1, 2009, and it will impact our financial statements to the extent that we are a party to a business combination.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2009, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, occurred during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.         OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Litigation Against Protein Sciences Corporation. In 2008, we entered into a letter of intent, a loan and security agreement and related promissory note, and an asset purchase agreement with PSC, pursuant to which we agreed to acquire substantially all of PSC’s assets and to provide funding to PSC to enable it to continue operations through June 24, 2008, the anticipated closing date of the asset purchase transaction. Between March 2008 and June 2008, we provided PSC with $10 million in funding under the loan and security agreement and related promissory note. PSC’s obligations to us under these agreements are secured by substantially all of PSC’s assets, including PSC’s intellectual property. The note accrued interest at an annual rate of 8% and was due and payable on December 31, 2008. Thereafter, the note accrued interest at a default rate of 11%. The Company subsequently agreed to extend the due date of the note to May 31, 2009 at an annual rate of 11%. Since the expiration of this extension, the note has accrued interest at a default rate of 14%. As of June 30, 2009, $10 million of principal was outstanding and $1.1 million of interest was accrued and unpaid.

Under the loan documents, PSC was obligated to repay the $10 million principal plus accrued and unpaid interest and costs of collection upon the earlier of December 31, 2008 or an event of default under the loan and security agreement. We allege that PSC defaulted on the loan and security agreement in 2008 and that the loan was due and payable as of June 2008. PSC disputes the default and asserts that the loan was due and payable on December 31, 2008. PSC did not repay the loan on or before December 31, 2008. In the first quarter of 2009, we and PSC entered into a forbearance agreement and amendments thereto, pursuant to which we agreed not to foreclose on the collateral securing its loan or to pursue other remedies relating to the loan prior to May 31, 2009. PSC did not repay the loan on or before May 31, 2009, and has not repaid the loan to date. We intend to pursue full repayment of the loan, as well as other relief as described in our pleadings in pending lawsuits against PSC and PSC’s management.

In July 2008, we filed a lawsuit against PSC, Daniel D. Adams, PSC’s Chief Executive Officer, and Manon M.J. Cox, PSC’s Chief Operating Officer, in the Supreme Court of the State of New York asserting claims related to the letter of intent, the loan and security agreement, and the asset purchase agreement. On September 12, 2008, a stipulation of discontinuance was filed with the New York court regarding the claims against Mr. Adams and Ms. Cox, and, on October 3, 2008, we filed a separate suit against Mr. Adams and Ms. Cox in the United States District Court for the District of Connecticut.

The claims pending against PSC in the New York litigation include, among others, fraud, breach of contract, breach of the duty of good faith and fair dealing, unjust enrichment and unfair business practices. The claims pending against Mr. Adams and Ms. Cox in the Connecticut action include, among others, fraud and unfair trade practices. In these lawsuits, we are seeking monetary damages of no less than $13 million, punitive damages, declaratory judgment that we have no further funding obligations to PSC, injunctive relief to protect the collateral for the loan and other appropriate relief. PSC has moved to dismiss the New York action, and Mr. Adams and Ms. Cox have moved to dismiss the Connecticut action. Those motions remain pending. PSC, Mr. Adams, and Ms. Cox have not yet asserted any counterclaims, but PSC has stated that it may assert counterclaims for “among other things, breach of contract, intentional misrepresentations, tortious interference with business relations and unfair trade practices,” which would include a claim for a $1.5 million “reverse break-up fee” under the asset purchase agreement as a setoff to the loan.

On June 8, 2009, following PSC’s failure to repay the loan by the end of the forbearance period, we filed a replevin action in the Superior Court of the State of Connecticut, Judicial District of New Haven, seeking an order requiring PSC to provide us with possession of the collateral. PSC objected to the entry of such an order. On June 22, 2009, we along with several other PSC creditors, filed a petition for bankruptcy against PSC in the United States District Court for the District of Delaware. The petitioning creditors seek a determination of bankruptcy, appointment of an interim trustee, and other appropriate relief. PSC has filed a motion to dismiss the bankruptcy action. An evidentiary hearing on the petition and PSC’s motion to dismiss is currently scheduled for August 28, 2009.

Other Litigation. We are, and may in the future become, subject to other legal proceedings, claims and litigation arising in the ordinary course of our business in connection with the manufacture, distribution and use of our products and product candidates. For example, Emergent BioDefense Operations Lansing Inc., or EBOL, is a defendant, along with many other vaccine manufacturers, in a series of lawsuits that have been filed in various state and federal courts in the United States alleging that thimerosal, a mercury-containing preservative used in the manufacture of some vaccines, caused personal injuries, including brain damage, central nervous system damage and autism. No specific dollar amount of damages has been claimed. EBOL is currently a named defendant in 40 lawsuits pending in two jurisdictions: three in California and 37 in Illinois. The products at issue in these lawsuits are pediatric vaccines. Because we are not currently and have not historically been in the business of manufacturing or selling pediatric vaccines, we do not believe that we manufactured the pediatric vaccines at issue in the lawsuits. Under a contractual obligation to the State of Michigan, we manufactured one batch of vaccine suitable for pediatric use. However, the contract required the State to use the vaccine solely for Michigan public health purposes. We no longer manufacture any products that contain thimerosal.

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

The U.S. government may choose to award future contracts for the supply of anthrax vaccines and other biodefense product candidates that we are developing to our competitors instead of to us. If we are unable to win particular contracts, we may not be able to operate in the market for products that are provided under those contracts for a number of years. For example, the Biomedical Advanced Research and Development Authority, or BARDA, has issued a request for proposal for the development and procurement of a recombinant protective antigen, or rPA, anthrax vaccine for the SNS. We have submitted a proposal responding to this request for proposal. We expect that our ability to secure an award will depend primarily on the technical merits of our rPA anthrax vaccine candidate. The U.S. government may support the development of and purchase another company’s product candidate instead of our rPA vaccine candidate, which would be a significant setback to our rPA program. If we are unable to consistently win new contract awards over an extended period, or if we fail to anticipate all of the costs and resources that will be required to secure such contract awards, our growth strategy and our business, financial condition and operating results could be materially adversely affected. Purchases by the U.S. government of an rPA vaccine candidate, whether from us or another company, may further reduce future demand for BioThrax.

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

Our existing and prior contracts for the supply of BioThrax with HHS and the DoD have been fixed price contracts. We expect that our future contracts with the U.S. government for BioThrax as well as contracts for biodefense product candidates that we successfully develop, such as our potential pending development and procurement contract for a rPA vaccine candidate, also may be fixed price contracts. Under a fixed price contract, we are required to deliver our products at a fixed price regardless of the actual costs we incur and to absorb any costs in excess of the fixed price. Estimating costs that are related to performance in accordance with contract specifications is difficult, particularly where the period of performance is over several years. Our failure to anticipate technical problems, estimate costs accurately or control costs during performance of a fixed price contract could reduce the profitability of a fixed price contract or cause a loss.

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

As of June 30, 2009, we had $55.6 million principal amount of debt outstanding. We may seek to raise substantial external debt financing to provide additional financial flexibility. Our leverage could have significant adverse consequences, including:

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

We expect our development expenses to increase in connection with our ongoing activities, particularly as we conduct additional and later stage clinical trials for our product candidates. We also expect our commercialization expenses to increase in the future as we seek to broaden the market for BioThrax and if we receive marketing approval for additional products. We also may undertake additional facility projects in the future in conjunction with our purchase of a facility in Maryland.

As of June 30, 2009, we had $102.5 million of cash and cash equivalents. Our future capital requirements will depend on many factors, including:

•	the level and timing of BioThrax product sales and cost of product sales;
•	the acquisition of and capital improvements to new facilities;
•	the timing of, and the costs involved in, completion of qualification and validation activities related to our manufacturing facility in Lansing, Michigan and any new facilities;
•	the scope, progress, results and costs of our preclinical and clinical development activities;
•	the costs, timing and outcome of regulatory review of our product candidates;
•	the number of, and development requirements for, other product candidates that we may pursue;
•	the costs of commercialization activities, including product marketing, sales and distribution;
•	the extent to which we lend money to third parties;
•	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other patent-related costs, including litigation costs and the results of such litigation;
•	the extent to which we acquire or invest in companies, businesses, products and technologies;
•	our ability to obtain development funding from government entities and non-government and philanthropic organizations; and
•	our ability to establish and maintain collaborations.

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

We are continually evaluating alternatives for the manufacture of various product candidates. We may seek to acquire one or more additional facilities or sign agreements with contract manufacturing organizations. We have constructed a 50,000 square foot manufacturing facility on our Lansing, Michigan campus, which is designed to produce multiple fermentation-based vaccines, subject to developing, obtaining approval of, implementing and complying with appropriate change-over procedures. Additionally, in July 2009 we entered into an agreement to acquire a facility in Maryland which we expect to utilize for certain product development or manufacturing projects. In order to do so, we anticipate that we will be required to make significant capital expenditures to maintain or upgrade this facility.

Constructing, preparing and maintaining a facility for manufacturing purposes is a significant project. For example, the process for qualifying and validating our new facility in Lansing, for FDA licensure will be costly and time consuming, may result in unanticipated delays and may cost more than expected due to a number of factors, including regulatory requirements. The costs and time required to comply with current good manufacturing practices, or cGMP, regulations or similar regulatory requirements for sales of our products outside the U.S., may be significant. If our qualification and validation activities are delayed, we may not be able to meet our obligations to our customers, which may limit our opportunities for growth. Costs associated with constructing, qualifying and validating manufacturing facilities could require us to raise additional funds from external sources, and we may not be able to do so on favorable terms or at all.

We may seek permission from the FDA to use our new manufacturing facility in Lansing for the manufacture of both BioThrax and our rPA vaccine candidate. This could require approval from the FDA of change-over procedures. If approval of such change over procedures is delayed or not obtained, our ability to grow BioThrax revenues could be limited.

BioThrax and our vaccine and therapeutic product candidates are complex to manufacture and ship, which could cause us to experience delays in revenues or shortages of products.

BioThrax and all our product candidates are biologics. Manufacturing biologic products, especially in large quantities, is complex. The products must be made consistently and in compliance with a clearly defined manufacturing process. Accordingly, it is essential to be able to validate and control the manufacturing process to assure that it is reproducible. Slight deviations anywhere in the manufacturing process, including maintaining master seed banks and preventing drift, obtaining materials, seed growth, fermentation, filtration, filling, labeling, packaging, storage and shipping and quality control and testing, may result in lot failures or manufacturing shut-down, delay in the release of lots, product recalls, spoilage or regulatory action. Success rates can vary dramatically at different stages of the manufacturing process, which can lower yields and increase costs. From time to time we experience deviations in the manufacturing process that may take significant time and resources to resolve and if unresolved may affect manufacturing output and could cause us to fail to satisfy customer orders or contractual commitments, lead to a termination of one or more of our contracts, lead to delays in our clinical trials or result in litigation or regulatory action against us, any of which could be costly to us and otherwise harm our business. We also depend on certain single-source suppliers for materials and services necessary for the manufacture of our products. A disruption in the availability of such materials or services from these suppliers could require us to qualify and validate alternative suppliers. If we are unable to locate or establish alternative suppliers, our ability to manufacture our products could be adversely affected and also could cause us to fail to satisfy customer orders or contractual commitments, lead to a termination of one or more of our contracts, lead to delays in our clinical trials or result in litigation or regulatory action against us, any of which could be costly to us and otherwise harm our business.

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

We currently rely, or plan to rely, on third parties to manufacture the supplies of our vaccine and therapeutic product candidates that we require for preclinical and clinical development, including our anthrax immune globulin therapeutic, anthrax monoclonal therapeutic, Typhella vaccine, tuberculosis vaccine, hepatitis B therapeutic vaccine, and chlamydia vaccine candidates. Any significant delay in obtaining adequate supplies of our product candidates could adversely affect our ability to develop or commercialize these product candidates. For example, the manufacturer of our anthrax monoclonal therapeutic recently informed us it is discontinuing contract manufacturing operations and we were forced to secure alternative manufacturing resources.

In addition, we expect that we will rely on third parties for a portion of the manufacturing process for commercial supplies of product candidates that we successfully develop, including fermentation for some of our vaccine product candidates, plasma fractionation and purification and contract fill and finish operations and we rely on those manufacturers to comply with a wide variety of rules and regulations. If our contract manufacturers are unable to scale-up production to generate enough materials for commercial launch, if manufacturing is of insufficient quality, or if the costs of manufacturing are prohibitively high, the success of those products may be jeopardized. For example, we are currently evaluating manufacturing alternatives for Typhella in countries in which we believe manufacturing costs will be economical. Our current and anticipated future dependence upon others for the manufacture of our product candidates may adversely affect our ability to develop product candidates and commercialize any products that receive regulatory approval on a timely and competitive basis.

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

We hold a number of insurance policies in an effort to protect ourselves against extraordinary or unanticipated costs. Our general liability and excess insurance policies provide for coverage up to annual aggregate limits of $12 million, with coverage of $1 million per occurrence and $2 million in the aggregate for general liability and $10 million per occurrence and in the aggregate for excess liability. The excess liability policy currently has a $10,000 per occurrence deductible. Both policies exclude coverage for liabilities relating to the release of pollutants. We do not currently hold insurance policies expressly providing for coverage relating to our use of hazardous materials other than storage tank liability insurance for our Lansing facility with a $2 million annual aggregate limit and a $25,000 per claim deductible. We hold product liability insurance policies for each clinical trial that we are conducting, in amounts we deem appropriate to the product candidate and the scope of the applicable trial.

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

We have invested a significant portion of our efforts and financial resources in the development of our vaccines and therapeutic product candidates. In addition to BioThrax product sales, our ability to generate near term revenue is dependent on the success of our development programs, on the U.S. government’s interest in providing development funding for or procuring our product candidates, on the interest of non-governmental organizations in providing grant funding for development of our product candidates and on the commercial viability of those product candidates. The commercial success of our product candidates will depend on many factors, including accomplishing the following in an economical manner:

•	successful development, formulation and cGMP scale-up of biological manufacturing that meets FDA requirements;
•	successful development of animal models;
•	successful completion of non-clinical development, including studies in approved animal models;
•	the expense of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
•	successful completion of clinical trials;
•	receipt of marketing approvals from the FDA and similar foreign regulatory authorities;
•	a determination by the Secretary of HHS that our biodefense product candidates should be purchased for the SNS prior to FDA approval;
•	establishing commercial manufacturing processes of our own or arrangements with contract manufacturers;
•	manufacturing stable commercial supplies of product candidates, including materials based on recombinant technology;
•	launching commercial sales of the product, whether alone or in collaboration with others; and
•	acceptance of the product by potential government customers, physicians, patients, healthcare payors and others in the medical community.

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

We expect to rely on FDA regulations known as the “animal rule” to obtain approval for our biodefense product candidates. The animal rule permits the use of animal efficacy studies together with human clinical safety and immunogenicity trials to support an application for marketing approval. These regulations are relatively new, and we have limited experience in the application of these rules to the product candidates that we are developing. It is possible that the FDA could require us to perform additional clinical trials that we do not currently anticipate. It is possible that results from these animal efficacy studies may not be predictive of the actual efficacy of our vaccine and therapeutic product candidates in humans. If we are not successful in completing the development and commercialization of our vaccine and therapeutic product candidates, or if we are significantly delayed in doing so, our business will be materially harmed.

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

The market for sales of BioThrax to customers other than the U.S. government is new and undeveloped, and we may not be successful in generating meaningful sales of BioThrax to these potential customers. To date, we have made only modest sales to these customers. In particular, we have supplied small amounts of BioThrax directly to several foreign governments. In 2007, 2008 and for the six months ended June 30, 2009, our sales of BioThrax to customers other than the U.S. government represented a small portion of our revenue. If we fail to significantly increase our sales of BioThrax to these customers, our business and opportunities for growth could be materially harmed.

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

Any products that we bring to the market may not gain or maintain market acceptance by potential government customers, physicians, patients, healthcare payors and others in the medical community. In particular, our biodefense vaccine and therapeutic products and product candidates are subject to the product criteria that may be specified by potential U.S. government customers. The product specifications in any government procurement request may prohibit or preclude us from participating in the government program if our products or product candidates do not satisfy the stated criteria.

In addition, notwithstanding favorable findings regarding the safety and efficacy of BioThrax by the FDA in its final ruling in December 2005, the Government Accountability Office reiterated concerns regarding BioThrax in Congressional testimony in May 2006 that it had previously identified beginning in 1999. These concerns include the then-licensed six-dose regimen and annual booster doses, questions about the long-term and short-term safety of the vaccine, including how safety is affected by gender differences, and uncertainty about the vaccine’s efficacy against inhalational anthrax. Continued reiteration of these concerns could have a detrimental effect on the market acceptance of BioThrax.

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

We have a small sales and marketing group. If we are unable to expand our sales and marketing capabilities or enter into sales and marketing agreements with third parties, we may be unable to generate product sales revenue from sales to customers other than the U.S. government.

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

We may not be able to attract, hire, train and retain qualified sales and marketing personnel to build a significant or effective sales and marketing force for sales of biodefense product candidates to customers other than the U.S. government or for sales of our commercial product candidates. If we are not successful in our efforts to expand our internal sales and marketing capability, our ability to independently market and sell BioThrax and any other product candidates that we successfully develop will be impaired. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed as a result of FDA requirements or other reasons, we would incur related expenses too early relative to the product launch. This may be costly, and our investment would be lost if we cannot retain our sales and marketing personnel.

We face substantial competition, which may result in others developing or commercializing products before or more successfully than we do.

The development and commercialization of new vaccine and therapeutic products is highly competitive. We face competition with respect to BioThrax, our current product candidates and any products we may seek to develop or commercialize in the future from major pharmaceutical companies and biotechnology companies worldwide. Potential competitors also include academic institutions, government agencies and other public and private research institutions that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

Our competitors may develop products that are safer, more effective, have fewer side effects, are more convenient or are less costly than any products that we may develop. Our competitors may also obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours. We believe that our most significant competitors in the area of vaccine and therapeutics are a number of pharmaceutical companies that have vaccine programs, including Merck & Co., which has agreed to merge with Schering-Plough Corporation, GlaxoSmithKline, Sanofi Pasteur, Wyeth, which has agreed to be acquired by Pfizer, and Novartis, as well as smaller more focused companies engaged in vaccine and therapeutic development, such as Crucell, Cangene, Human Genome Sciences, Dor BioPharma, Dynaport Vaccine Company L.L.C., Elusys, Bavarian Nordic and PharmAthene.

Any vaccine and therapeutic product candidate that we successfully develop and commercialize is likely to compete with currently marketed products, including antibiotics, and with other product candidates that are in development for the same indications. In many cases, the currently marketed products have well known brand names, are distributed by large pharmaceutical companies with substantial resources and have achieved widespread acceptance among physicians and patients. In addition, we are aware of product candidates of third parties that are in development, which, if approved, would compete against product candidates for which we intend to seek marketing approval.

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

We currently have product liability insurance for coverage up to a $15 million annual aggregate limit with a deductible of $75,000 per claim up to $375,000 in aggregate. The amount of insurance that we currently hold may not be adequate to cover all liabilities that may occur. Product liability insurance is difficult to obtain and increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost and we may not be able to obtain insurance coverage that will be adequate to satisfy any liability that may arise. For example, from 2002 through February 2006, we were unable to obtain product liability insurance for sales of BioThrax on commercially reasonable terms. We do not believe that the amount of insurance we have been able to obtain for BioThrax is sufficient to manage the risk associated with the potential large scale deployment of BioThrax as a countermeasure to bioterrorism threats. We rely on statutory protections in addition to insurance to mitigate our liability exposure for BioThrax.

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

Medicare Part B reimburses for physician-administered drugs and biologics based on the product’s “average sales price.” This reimbursement methodology went into effect in 2005 and has generally led to lower Medicare reimbursement levels than under the reimbursement methodology in effect prior to that time. The Medicare Part D outpatient prescription drug benefit went into effect in January 2006. Coverage under Medicare Part D is provided primarily through private entities, which act as plan sponsors and negotiate price concessions from pharmaceutical manufacturers.

In addition, Congress is considering various legislative proposals to reform the U.S. health care system. These legislative proposals generally are intended to expand health care coverage to currently uninsured Americans and to limit the rate of increase in health care spending. Such legislation, if enacted, could decrease the price we receive or our sales volume for any approved products which, in turn, could adversely affect our operating results and our overall financial condition.

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

In the United States, BioThrax, our biodefense product candidates and our commercial product candidates are regulated by the FDA as biologics. To obtain approval from the FDA to market our product candidates, we will be required to submit to the FDA a biologics license application, or BLA. Ordinarily, the FDA requires a sponsor to support a BLA with substantial evidence of the product’s safety and effectiveness in treating the targeted indication based on data derived from adequate and well controlled clinical trials, including Phase III safety and efficacy trials conducted in patients with the disease or condition being targeted. However, our biodefense product candidates require slightly different treatment. Specifically, because humans are rarely exposed to anthrax or botulinum toxins under natural conditions, and cannot be intentionally exposed, statistically significant effectiveness of our biodefense product candidates cannot be demonstrated in humans, but instead must be demonstrated, in part, by utilizing animal models before they can be approved for marketing.

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

Any vaccine and therapeutic product for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data, labeling, advertising and promotional activities for such product, will be subject to continual requirements of and review by the FDA and other regulatory bodies. As an approved product, BioThrax is subject to these requirements and ongoing review.

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

We expect to rely on data from clinical trials conducted by third parties seeking marketing approval for our product candidates. For example, our BLA supplement for a label expansion of BioThrax for a regimen of fewer doses is based on the interim trial report provided to us by the CDC from its ongoing clinical trial. We currently are awaiting the final study report from the CDC trial. These government entities and non-government organizations have no obligation or commitment to us to conduct or complete any of these studies or clinical trials and may choose to discontinue these development efforts at any time. In addition, government entities depend on annual Congressional appropriations to fund these development efforts. In prior years, there has been some uncertainty whether Congress would choose to fund the CDC trial. Although the trial has been funded to date, Congress may not continue to fund the completion of all study reports.

Risks Related to Our Intellectual Property

Protection of our intellectual property rights could be costly, and if we fail to do so, our business could be harmed.

Our success, particularly with respect to our commercial business, will depend in large part on our ability to obtain and maintain protection in the U.S. and other countries for the intellectual property covering or incorporated into our technology and products. This protection is very costly. The patent situation in the field of vaccine and therapeutic and other pharmaceuticals generally is highly uncertain and involves complex legal and scientific questions.

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

There has been substantial litigation and other proceedings regarding patent and other intellectual property rights in the biotechnology and pharmaceutical industries. For example, Bavarian Nordic sued Acambis for patent infringement and other claims arising out of Acambis’ manufacture of the modified vaccinia Ankara virus, or MVA, as a smallpox vaccine for biodefense use by the U.S. government. We have a strain of MVA that we are evaluating as a platform technology and a tuberculosis vaccine candidate that is based on another strain of MVA, both of which are distinct from the Acambis strain. Bavarian Nordic claimed that its patents broadly covered the manufacture of MVA-based biological products and that Bavarian Nordic had rights in the biological materials used by Acambis. That litigation was terminated by a settlement and consent order filed by the parties with the U.S. International Trade Commission, or ITC, in August 2007 and subsequently published in the U.S. Federal Register. According to the published terms of the consent order, Acambis agreed not to import or sell within the U.S. its ACAM 3000 vaccine product, and further agreed not to challenge the validity or enforceability of certain Bavarian Nordic patents. Bavarian Nordic sued Oxford BioMedica PLC, Oxford BioMedica Ltd. and Biomedica Inc., collectively Oxford BioMedica, alleging that Oxford BioMedica has infringed certain Bavarian Nordic U.S. patents by making, using, and importing, and inducing others to use, Oxford BioMedica’s experimental drug TroVax® which is an MVA-based therapeutic cancer vaccine. The original lawsuit against Oxford BioMedica was dismissed in January 2009. However, Bavarian Nordic has recently filed a new lawsuit against Oxford BioMedica that remains outstanding. Bavarian Nordic also filed legal proceedings against the Bavarian State Ministry of the Environment, Public Health and Consumer Protection, or StMUGV, in which Bavarian Nordic challenged StMUGV’s ownership rights to the MVA in its possession. This lawsuit has now been dismissed. We have licensed from StMUGV rights to materials and technology related to MVA. Our MVA platform technology, which has the potential to be used as a viral vector for delivery of certain vaccine antigens for different disease-causing organisms, is based on these rights.

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

In the future, we may be unable to license or acquire suitable products or product candidates from third parties for a number of reasons. In particular, the licensing and acquisition of pharmaceutical and biological products is a competitive area. A number of more established companies are also pursuing strategies to license or acquire products in the vaccine and therapeutic field. These established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities. Other factors that may prevent us from licensing or otherwise acquiring suitable products and product candidates include the following:

•	we may be unable to license or acquire the relevant technology on terms that would allow us to make an appropriate return on the product;
•	companies that perceive us to be their competitor may be unwilling to assign or license their product rights to us; or
•	we may be unable to identify suitable products or product candidates within our areas of expertise.

In addition, we expect competition for acquisition candidates in the vaccine and therapeutic field to increase, which may result in fewer suitable acquisition opportunities for us as well as higher acquisition prices. If we are unable to successfully obtain rights to suitable products and product candidates, our business, financial condition and prospects for growth could suffer.

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

Mr. El-Hibri has the ability to control the election of the members of our Board of Directors through his ownership interests among our significant stockholders. As of July 31, 2009, Mr. El-Hibri was the beneficial owner of approximately 42% of our outstanding common stock. Because Mr. El-Hibri has significant influence over the election of the members of our board, and because of his substantial control of our capital stock, Mr. El-Hibri will likely have the ability to delay or prevent a change of control of us that may be favored by other directors or stockholders and otherwise exercise substantial control over all corporate actions requiring board or stockholder approval, including any amendment of our certificate of incorporation or by-laws. The control by Mr. El-Hibri may prevent other stockholders from influencing significant corporate decisions and may result in conflicts of interest that could cause our stock price to decline.

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

Our stock price has been, and is likely to continue to be, volatile. From November 15, 2006, when our common stock first began trading on the New York Stock Exchange, through July 31, 2009, our common stock has traded as high as $27.00 per share and as low as $4.40 per share. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Moreover, holders of an aggregate of approximately 11.8 million shares of our common stock outstanding as of July 31, 2009 have the right to require us to register these shares of common stock under specified circumstances.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

Not applicable.

Use of Proceeds

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were submitted to a vote of our stockholders at our 2009 Annual Meeting of Stockholders held on May 21, 2009, and approved by the requisite vote of our stockholders as follows:

1.	The election of Daniel J. Abdun-Nabi and Dr. Sue Bailey to serve as Class III directors, each for a term of three years.

	Number of Shares
Nominee	For	Withheld
Daniel J. Abdun-Nabi	28,027,978	523,616
Dr. Sue Bailey	28,181,067	370,527

2.

The approval of our Amended and Restated 2006 Stock Incentive Plan, primarily for, among other purposes, increasing the number of shares authorized for issuance under our 2006 Stock Incentive Plan by 3,900,000 shares and extending the term of the plan from December 31, 2009 to December 31, 2019.

Number of Shares
For	Against	Abstain
18,250,995	7,637,900	28,856

3.   The ratification of the selection by the audit committee of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2009.

Number of Shares
For	Against	Abstain
27,800,439	727,535	23,619

The number of shares of our common stock eligible to vote as of the record date of March 27, 2009 was 30,231,549 shares.

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

Date: August 7, 2009 Date: August 7, 2009

EMERGENT BIOSOLUTIONS INC.

By: /s/ Fuad El-Hibri

Fuad El-Hibri

Chief Executive Officer and
Chairman of the Board of Directors (Principal Executive Officer)

By: /s/ R. Don Elsey

R. Don Elsey

Sr. Vice President Finance, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Amended And Restated 2006 Stock Incentive Plan
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002