Form 10-Q
period 2009-09-30
Emergent BioSolutions Inc.
filed 2009-11-06
CIK 1367644

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-33137

EMERGENT BIOSOLUTIONS INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	14-1902018 (I.R.S. Employer Identification No.)

2273 Research Boulevard, Suite 400 Rockville, Maryland (Address of Principal Executive Offices)	20850 (Zip Code)

(301) 795-1800
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer	☑ Accelerated filer	☐ Non-accelerated filer	☐ Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes      ☑ No

As of October 30, 2009, the registrant had 30,798,809 shares of common stock outstanding.

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

These forward-looking statements include, among other things, statements about:

•	our ability to perform under our contracts with the U.S. government for sales of BioThrax® (Anthrax Vaccine Adsorbed), our FDA-approved anthrax vaccine, including the timing of deliveries;

•	our plans for future sales of BioThrax, including our ability to obtain new contracts with the U.S. government;

•	our plans to pursue label expansions and improvements for BioThrax;

•	our ability to win a development award and procurement contract with the U.S. government for our recombinant protective antigen anthrax vaccine candidate;

•	our plans to expand our manufacturing facilities and capabilities;

•	the rate and degree of market acceptance and clinical utility of our products;

•	our ongoing and planned development programs, preclinical studies and clinical trials;

•	our ability to identify and acquire or in-license products and product candidates that satisfy our selection criteria;

•	the potential benefits of our existing collaboration agreements and our ability to enter into selective additional collaboration arrangements;

•	the timing of and our ability to obtain and maintain regulatory approvals for our product candidates;

•	our commercialization, marketing and manufacturing capabilities and strategy;

•	our intellectual property portfolio; and

•	our estimates regarding expenses, future revenues, capital requirements and needs for additional financing.

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Emergent BioSolutions Inc. and Subsidiaries

Consolidated Balance Sheets
(In thousands, except share and per share data)

	September 30,	December 31,
	2009	2008
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$118,777	$91,473
Accounts receivable	25,713	24,855
Inventories	15,816	19,728
Assets held for sale	17,470	—
Note receivable	10,000	10,000
Income taxes receivable	1,510	—
Prepaid expenses and other current assets	6,131	6,623

Total current assets	195,417	152,679

Property, plant and equipment, net	112,645	124,656
Deferred tax assets, net	7,081	12,073
Restricted cash	208	208
Other assets	1,451	1,172

Total assets	$316,802	$290,788

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,236	$18,254
Accrued expenses and other current liabilities	1,320	1,399
Accrued compensation	14,163	11,380
Indebtedness under line of credit	—	15,000
Long-term indebtedness, current portion	19,087	6,248
Income taxes payable	—	951
Deferred tax liabilities, net	1,246	557
Deferred revenue	255	232

Total current liabilities	57,307	54,021
Long-term indebtedness, net of current portion	20,500	35,935
Other liabilities	1,613	1,483

Total liabilities	79,420	91,439
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.001 par value; 15,000,000 shares authorized, 0 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	—	—
Common Stock, $0.001 par value; 100,000,000 shares authorized, 30,798,809 and 30,159,546 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	31	30
Additional paid-in capital	118,563	109,170
Accumulated other comprehensive loss	(1,130)	(859)
Retained earnings	117,918	91,008

Total Emergent BioSolutions Inc. stockholders’ equity	235,382	199,349
Noncontrolling interest in subsidiary	2,000	—

Total stockholders’ equity	237,382	199,349

Total liabilities and stockholders’ equity	$316,802	$290,788

The accompanying notes are an integral part of these consolidated financial statements.

Emergent BioSolutions Inc. and Subsidiaries

Consolidated Statements of Operations
(In thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)

Revenues:
Product sales	$39,004	$55,478	$170,012	$139,308
Contracts and grants	4,268	1,121	10,970	3,496

Total revenues	43,272	56,599	180,982	142,804
Operating expenses:
Cost of product sales	8,684	10,519	34,480	27,211
Research and development	18,772	16,627	55,362	45,308
Selling, general and administrative	19,767	14,115	55,115	41,212

Income (loss) from operations	(3,951)	15,338	36,025	29,073
Other income (expense):
Interest income	426	476	1,031	1,598
Interest expense	(4)	2	(14)	(4)
Other income (expense), net	6	(1)	(28)	183

Total other income (expense)	428	477	989	1,777
Income (loss) before provision for (benefit from) income taxes	(3,523)	15,815	37,014	30,850
Provision for (benefit from) income taxes	(2,984)	5,857	14,130	12,051

Net income (loss)	(539)	9,958	22,884	18,799
Net loss attributable to noncontrolling interest	1,488	428	4,026	428

Net income attributable to Emergent BioSolutions Inc.	$949	$10,386	$26,910	$19,227

Earnings per share — basic	$0.03	$0.35	$0.89	$0.65
Earnings per share — diluted	$0.03	$0.34	$0.86	$0.64
Weighted-average number of shares — basic	30,506,661	29,818,994	30,321,873	29,777,852
Weighted-average number of shares — diluted	31,534,831	30,590,950	31,314,147	30,151,940

The accompanying notes are an integral part of these consolidated financial statements.

Emergent BioSolutions Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(In thousands)

	Nine Months Ended
	September 30,
	2009	2008
	(Unaudited)

Cash flows from operating activities:
Net income	$22,884	$18,799
Adjustments to reconcile to net cash provided by operating activities:
Stock-based compensation expense	3,645	1,733
Depreciation and amortization	3,677	3,547
Deferred income taxes	7,236	185
Non-cash development expenses from joint venture	6,026	—
Loss (gain) on disposal of property, plant and equipment	32	(182)
Provision for impairment of long-lived assets	3,818	—
Excess tax benefits from stock-based compensation	(1,555)	—
Changes in operating assets and liabilities:
Accounts receivable	(858)	4,747
Inventories	3,912	(619)
Income taxes	(2,461)	(4,767)
Prepaid expenses and other assets	213	(2,749)
Accounts payable	4,372	(1,165)
Accrued compensation	2,783	876
Accrued expenses and other liabilities	51	(447)
Deferred revenue	23	(702)

Net cash provided by operating activities	53,798	19,256

Cash flows from investing activities:
Purchases of property, plant and equipment	(14,376)	(16,464)
Issuance of note receivable	—	(10,000)

Net cash used in investing activities	(14,376)	(26,464)

Cash flows from financing activities:
Proceeds from line of credit	30,000	45,000
Issuance of common stock subject to exercise of stock options	4,193	620
Principal payments on long-term indebtedness and line of credit	(47,596)	(44,544)
Excess tax benefits from stock-based compensation	1,555	—
Restricted cash release	—	5,000

Net cash provided by (used in) financing activities	(11,848)	6,076

Effect of exchange rate changes on cash and cash equivalents	(270)	90

Net increase (decrease) in cash and cash equivalents	27,304	(1,042)
Cash and cash equivalents at beginning of period	91,473	105,730

Cash and cash equivalents at end of period	$118,777	$104,688

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

In the opinion of the Company’s management, any adjustments contained in the accompanying unaudited consolidated financial statements are of a normal recurring nature, and are necessary to present fairly the financial position of the Company as of September 30, 2009, results of operations for the three and nine month periods ended September 30, 2009 and 2008, and cash flows for the nine month periods ended September 30, 2009 and 2008. Interim results are not necessarily indicative of results that may be expected for any other interim period or for an entire year.

Note receivable

In 2008, the Company entered into a loan and security agreement with Protein Sciences Corporation (“PSC”) to loan PSC up to $10 million in conjunction with an agreement pursuant to which the Company would acquire substantially all of the assets of PSC. The loan is secured by substantially all of PSC’s assets, including PSC’s intellectual property. Under this loan agreement and a related promissory note, $10 million of principal is outstanding as of September 30, 2009, and the Company has recorded this as a note receivable. By its original terms, the note accrued interest at an annual rate of 8% and was due and payable no later than December 31, 2008. Thereafter, the note accrued interest at a default rate of 11%. In early 2009, the Company entered into a forbearance agreement with PSC. Under the terms of the forbearance agreement, the note continued to accrue interest at an annual rate of 11%, and became due and payable on May 31, 2009. The Company also agreed not to foreclose on the collateral for the loan prior to May 31, 2009. Since the expiration of the forbearance agreement, the note has accrued interest at a default rate of 14%. As of September 30, 2009, the Company has recorded accrued interest on the note receivable of $1.5 million, included in prepaid expenses and other current assets.

In 2008, the Company initiated litigation against PSC and its senior management alleging fraud and breach of contract, among other claims. In June 2009, after the expiration of a five-month forbearance period on the loan, the Company initiated proceedings to acquire possession of its collateral by foreclosing on PSC’s assets. In addition, the Company and several other creditors of PSC filed a federal involuntary bankruptcy petition against PSC in June 2009 in United States Bankruptcy Court for the District of Delaware. In September 2009, the bankruptcy court concluded that PSC was insolvent and that PSC’s debt to the Company was valid and not subject to a bona fide dispute. However, the bankruptcy court declined to force PSC into bankruptcy, finding that foreclosure proceedings, not the bankruptcy action, were the proper mechanism of recovery. The Company intends to continue to pursue foreclosure on PSC’s assets and to prosecute the two pending lawsuits against PSC and its management. The Company has concluded that, in accordance with the provisions of Accounting Standards Codification (“ASC”) Topic 310, Receivables, the $10 million note receivable is not impaired as of September 30, 2009, and therefore has not recorded a reserve against this note. This conclusion is based on the Company’s belief that it will recover all

EMERGENT BIOSOLUTIONS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amounts recorded, either by repayment from PSC or through foreclosure on PSC’s assets. In the event that PSC does not voluntarily repay the amounts due, the Company believes that the value of its collateral as a secured creditor is in excess of the note and related interest and that a loss is not probable.

Capitalized interest

The Company capitalizes interest in accordance with ASC Topic 835, Interest, based on the cost of major ongoing capital projects which have not yet been placed in service. For the three month periods ended September 30, 2009 and 2008, the Company incurred interest expense of $405,000 and $676,000, respectively. Of these amounts, the Company capitalized $401,000 and $674,000, respectively. For the nine months ended September 30, 2009 and 2008, the Company incurred interest expense of $1.4 million and $2.3 million, respectively. Of these amounts, the Company capitalized $1.4 million and $2.2 million, respectively.

Product sales revenues

In June 2009, the Company received approval from the U.S. Food and Drug Administration (“FDA”) of a supplement to the Company’s biologics license application, to extend the expiry dating of BioThrax from three years to four years. As a result of this approval, the U.S. Department of Health and Human Services (“HHS”) agreed, in accordance with the terms of the Company’s 2007 agreement to supply up to 18.75 million doses of BioThrax, to increase the price for the final 13.25 million doses sold under this agreement up to a total of approximately $34 million. In conjunction with this approval, the Company billed HHS approximately $32 million for doses delivered under the agreement through June 30, 2009 and billed the remaining $2 million of the increased price per dose on doses delivered in the third quarter of 2009.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except share and per share data)	2009	2008	2009	2008

Numerator:
Net income attributable to Emergent BioSolutions Inc.	$949	$10,386	$26,910	$19,277

Denominator:
Weighted-average number of shares — basic	30,506,661	29,818,994	30,321,873	29,777,852

Dilutive securities — stock options	1,028,170	771,956	992,274	374,088

Weighted-average number of shares — diluted	31,534,831	30,590,950	31,314,147	30,151,940

Earnings per share — basic	$0.03	$0.35	$0.89	$0.65
Earnings per share — diluted	$0.03	$0.34	$0.86	$0.64

In accordance with ASC Topic 260, Earnings Per Share, stock options with exercise prices in excess of the average per share closing price during the period are not considered in the calculation of fully diluted earnings per share. For each of the three and nine month periods ending September 30, 2009, approximately 1.4 million options were excluded from this calculation. For the three and nine month periods ended September 30, 2008, approximately 160,000 and 1.1 million shares, respectively, were excluded from this calculation.

EMERGENT BIOSOLUTIONS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounting for stock-based compensation

As of September 30, 2009, the Company has two stock-based employee compensation plans, the Amended and Restated Emergent BioSolutions Inc. 2006 Stock Incentive Plan (the “2006 Plan”) and the Emergent BioSolutions Employee Stock Option Plan (the “2004 Plan”).

The Company utilizes the Black-Scholes valuation model for estimating the fair value of all stock options granted. The fair value of each option is estimated on the date of grant. Set forth below are the assumptions used in valuing the stock options granted and a discussion of the Company’s methodology for developing each of the assumptions used:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Expected dividend yield	0%	0%	0%	0%
Expected volatility	55%	65%	55%	65%
Risk-free interest rate	1.72%	2.75%	1.32%-1.72%	1.78%-2.75%
Expected average life of options	3.0 years	3.0 years	3.35 years	3.0 years

•	Expected dividend yield — The Company does not pay regular dividends on its common stock and does not anticipate paying any dividends in the foreseeable future.

•	Expected volatility — Volatility is a measure of the amount by which a financial variable, such as share price, has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. The Company analyzed the volatility of a peer group of companies at a similar stage of development to estimate expected volatility. The volatility of a peer group of companies ranged from approximately 40% to 80%, with an average estimated volatility of 55%. The Company used a rate of 55% for grants made in 2009.

•	Risk-free interest rate — This is the range of U.S. Treasury rates with a term that most closely resembles the expected life of the option as of the date in which the option was granted.

•	Expected average life of options — This is the period of time that the options granted are expected to remain outstanding. This estimate is based primarily on the Company’s expectation of optionee exercise behavior subsequent to vesting of options.

Fair value of financial instruments

The carrying amounts of the Company’s short-term financial instruments, which include cash and cash equivalents, accounts receivable and accounts payable, approximate their fair values due to their short maturities. The fair value of the Company’s long-term indebtedness is estimated based on the quoted prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The carrying value and fair value of long-term indebtedness were $39.6 million and $38.9 million, respectively, at September 30, 2009 and $42.2 million and $42.0 million, respectively, at December 31, 2008.

Comprehensive income

ASC Topic 220, Comprehensive Income, requires the presentation of comprehensive income and its components as part of the financial statements. Comprehensive income is comprised of net income attributable to Emergent BioSolutions Inc. and other changes in equity that are excluded from net income. The Company includes in accumulated other comprehensive income gains and losses on intercompany transactions with foreign subsidiaries that are considered to be long-term investments and translation gains and losses incurred when converting its subsidiaries’ financial statements from their functional currency to the U.S. dollar, excluding the effect of taxes. Comprehensive income for the three and nine months ended September 30, 2009 was $1.0 million and

EMERGENT BIOSOLUTIONS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$26.6 million, respectively. Comprehensive income for the three and nine months ended September 30, 2008 was $10.6 million and $19.3 million, respectively.

Recent accounting pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13 (“ASU No. 2009-13”) which amended ASC Topic 605 regarding multiple-deliverable revenue arrangements. The amendments in ASU No. 2009-13 establish a selling price hierarchy for determining the selling price of a deliverable. In addition, this amendment replaces the term “fair value” in the revenue allocation guidance with “selling price”. ASU No. 2009-13 will eliminate the residual method of allocation and require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method and will require that an entity determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. ASU No. 2009-13 will significantly expand the disclosures related to an entity’s multiple-deliverable revenue arrangements. In the year of adoption, entities will be required to disclose information that enables the users of financial statements to understand the effect of adopting ASU No. 2009-13. This amendment is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. If early adoption is elected and the period of adoption is not the beginning of the entity’s fiscal year, the entity will be required to apply the amendments in ASU No. 2009-13 retrospectively from the beginning of the entity’s fiscal year. The adoption of this amendment will have an impact on the Company’s financial statements to the extent the Company is a party to multiple-deliverable revenue arrangements.

In June 2009, the FASB issued ASU No. 2009-01, The FASB Accounting Standards Codificationtm and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (“ASU No. 2009-01”), an amendment to ASC Topic 105, Generally Accepted Accounting Principles. The ASC will be the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The ASC supersedes all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the ASC will become non-authoritative. ASU No. 2009-01 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. This statement will not have a material impact on the Company’s financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”) which was later superseded by the FASB ASC and included in ASC Topic 810. SFAS No. 167 amends FASB Interpretation 46(R) to replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity, with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. SFAS No. 167 requires an additional reconsideration event when determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that the holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance. It also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity. SFAS No. 167 amends FASB Interpretation 46(R) to require additional disclosures about an enterprise’s involvement in variable interest entities. SFAS No. 167 shall be effective for the Company as of January 1, 2009. Earlier application is prohibited. The adoption of this statement is not expected to have a material impact on the Company’s financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”) which was later superseded by the FASB ASC and included in ASC Topic 855. SFAS No. 165 establishes general standards of

EMERGENT BIOSOLUTIONS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, SFAS No. 165 sets forth: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Company adopted SFAS No. 165 during the three months ended June 30, 2009. The provisions of SFAS No. 165 will impact the Company’s financial statements to the extent that the Company has material subsequent events.

In April 2009, the FASB issued FASB Staff Position (“FSP”) SFAS No. 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP SFAS No. 141(R)-1”) which was later superseded by the FASB ASC and included in ASC Topic 805. FSP SFAS No. 141(R)-1 amends the initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP SFAS No. 141(R)-1 was adopted by the Company effective January 1, 2009, and will impact the Company’s financial statements to the extent that the Company is party to a business combination.

2.	Inventories

Inventories consist of the following:

	September 30,	December 31,
	2009	2008
(In thousands)

Raw materials and supplies	$2,837	$2,755
Work-in-process	11,914	14,459
Finished goods	1,065	2,514

Total inventories	$15,816	$19,728

3.	Property, plant and equipment

Property, plant and equipment consist of the following:

	September 30,	December 31,
	2009	2008
(In thousands)

Land and improvements	$2,003	$5,050
Buildings and leasehold improvements	13,024	28,119
Furniture and equipment	25,670	22,657
Software	6,817	6,423
Construction-in-progress	86,702	82,518

	134,216	144,767
Less: Accumulated depreciation and amortization	(21,571)	(20,111)

Total property, plant and equipment, net	$112,645	$124,656

4.	Stock options

The Company has granted options to purchase shares of its common stock under two stock-based employee compensation plans, the 2006 Plan and the 2004 Plan (together, the “Emergent Plans”). The Emergent Plans have both incentive and non-qualified stock option features.

EMERGENT BIOSOLUTIONS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The 2006 Plan was amended and restated on May 21, 2009 at the Company’s 2009 Annual Meeting of Stockholders to provide for, among other things, an increase in the number of shares of Common Stock authorized for issuance by 3.9 million shares. The amendment to the 2006 Plan also allowed for an additional 450,000 shares of Common Stock to be reserved for issuance effective July 1, 2009, as previously approved under the provisions of the 2006 Plan. Additionally, the amendment eliminates an “evergreen provision” contained in the original 2006 Plan that allowed for periodic increases in the number of shares authorized for issuance. As of September 30, 2009, an aggregate of 8,678,826 shares of Common Stock are authorized for issuance under the 2006 Plan, and a total of 4,601,304 options are available for issuance. Following the closing of the Company’s initial public offering, the Company no longer grants options pursuant to the 2004 Plan.

Each option granted under the Emergent Plans becomes exercisable as specified in the relevant option agreement, and no option can be exercised after ten years from the date of grant. The following is a summary of activity under the Emergent Plans:

	2006 Plan		2004 Plan
		Weighted-		Weighted-
		Average		Average	Aggregate
	Number of	Exercise	Number of	Exercise	Intrinsic
	Shares	Price	Shares	Price	Value

Outstanding at December 31, 2008	2,466,519	$8.76	438,628	$5.52
Granted	1,482,237	18.05	—	—
Exercised	(373,873)	8.55	(265,390)	3.76
Forfeited	(71,833)	10.84	(43,156)	10.28

Outstanding at September 30, 2009	3,503,050	$12.67	130,082	$7.52	$20,508,265

Exercisable at September 30, 2009	659,118	$9.03	130,082	$7.52	$7,008,267

5.	Income taxes

The provision for (benefit from) income taxes consists of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
(In thousands)

Current:
Federal	$(7,078)	$5,504	$6,885	$12,120
State	(773)	(472)	1,528	(257)
International	12	—	36	—

Total current	(7,839)	5,032	8,449	11,863

Deferred:
Federal	4,672	(663)	5,404	(1,560)
State	183	1,488	277	1,748

Total deferred	4,855	825	5,681	188

Total provision for (benefit from) income taxes	$(2,984)	$5,857	$14,130	$12,051

The Company’s estimated effective annual tax rate on income before provision for income tax less the net loss attributable to noncontrolling interest for the nine months ended September 30, 2009 and 2008 was approximately 34% and 39%, respectively. The decrease in the estimated effective annual tax rate is primarily due to the impact of foreign entity deductions on the Company’s U.S. tax liability.

EMERGENT BIOSOLUTIONS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s U.S. federal and state income tax returns for the tax years 2008 to 2006 remain open to examination. The Company’s tax returns in the United Kingdom remain open to examination for the tax years 2008 to 2001, and tax returns in Germany remain open indefinitely. A U.S. Internal Revenue Service audit of the Company’s federal income tax return for the 2006 tax year was completed in May 2009, without adjustment.

6.	Litigation

Litigation Against Protein Sciences Corporation.  The Company is pursuing three legal actions against PSC and PSC’s senior management arising out of a letter of intent, a loan and security agreement and related promissory note, and an asset purchase agreement between the Company and PSC that were entered into in 2008. Under those agreements, the Company agreed to acquire substantially all of PSC’s assets and to provide funding to PSC to enable it to continue operations through the anticipated closing date of the asset purchase transaction. Between March 2008 and June 2008, the Company provided PSC with $10 million in funding under the loan and security agreement and related promissory note. PSC’s obligations to Emergent under these agreements is secured by substantially all of PSC’s assets, including PSC’s intellectual property. The note accrued interest at an annual rate of 8% through December 31, 2008, a default rate of 11% through May 31, 2009, and a default rate of 14% since June 1, 2009. PSC has not repaid any portion of the loan. As of September 30, 2009, $10 million of principal was outstanding and $1.5 million of interest was accrued and unpaid.

On June 8, 2009, after the expiration of a five-month forbearance period on the loan, the Company initiated legal proceedings in the Superior Court of the State of Connecticut, Judicial District of New Haven, to acquire possession of the collateral by foreclosing on PSC’s assets that secure the loan. In addition, the Company and several other creditors of PSC filed a federal involuntary bankruptcy petition against PSC on June 22, 2009 in the United States Bankruptcy Court for the District of Delaware. In September 2009, the bankruptcy court concluded that PSC was insolvent and that PSC’s debt to the Company was valid and not subject to a bona fide dispute. The bankruptcy court declined to force PSC into involuntary bankruptcy, finding that the foreclosure proceeding, not the bankruptcy action, was the proper mechanism of recovery. The Company intends to continue to pursue the Connecticut action for possession of its collateral in an effort to recover amounts due to it.

In addition to the action seeking possession of the collateral, the Company continues to pursue two separate lawsuits that it filed against PSC on July 9, 2008, and PSC’s executive management team, which consists of Daniel D. Adams, PSC’s Chief Executive Officer, and Manon M.J. Cox, PSC’s Chief Operating Officer, on October 3, 2008. The lawsuit against PSC is pending in the Supreme Court of the State of New York and includes, among other things, claims for fraud, breach of contract, breach of the duty of good faith and fair dealing, unjust enrichment and unfair business practices. The lawsuit against Mr. Adams and Ms. Cox is pending in the United States District Court for the District of Connecticut and alleges, among other things, that these individuals engaged in fraudulent conduct in connection with their efforts to obtain $10 million in bridge financing from the Company. PSC has moved to dismiss the New York action, and that motion remains pending. Mr. Adams and Ms. Cox moved to dismiss the Connecticut action, and the court denied that motion with respect to the fraud claims and granted it with respect to unfair business practice claims. In its lawsuits against PSC and PSC’s executive management team, the Company seeks monetary damages of no less than $13 million, punitive damages, declaratory judgment, injunctive relief to protect the collateral for the loan, and other appropriate relief. PSC, Mr. Adams, and Ms. Cox have not yet asserted any counterclaims in either lawsuit, but PSC has stated that it may assert counterclaims for “among other things, breach of contract, intentional misrepresentations, tortious interference with business relations and unfair trade practices.”

The Company intends to pursue full repayment of the loan, as well as other relief as described in its pleadings in the pending lawsuits against PSC and PSC’s executive management.

Other Litigation.  From time to time, the Company is involved in product liability claims and other litigation considered normal in the ordinary course of its business. The Company does not believe that any such proceedings that are pending currently would have a material, adverse effect on the results of the Company’s operations.

EMERGENT BIOSOLUTIONS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Segment information

For financial reporting purposes, the Company reports financial information for two business segments: biodefense and commercial. In the biodefense segment, the Company develops, manufactures and commercializes vaccines and therapeutics for use against biological agents. Revenues in this segment relate primarily to the Company’s FDA-licensed product, BioThrax. In the commercial segment, the Company develops vaccines and therapeutics for use against infectious diseases and other medical conditions that have resulted in significant unmet or underserved public health needs. Revenues in this segment consist predominantly of milestone payments and development and grant revenues received under collaboration agreements, development contracts and grant arrangements. The “All Other” segment relates to the general operating costs of the Company and includes costs of the centralized services departments that are not allocated to the other segments, as well as spending on product candidates, platform technologies or activities that are not classified as biodefense or commercial. The assets in this segment consist primarily of cash and fixed assets.

	Reportable Segments
	Biodefense	Commercial	All Other	Total

	Nine Months Ended September 30, 2009
(In thousands)

External revenue	$180,770	$212	$—	$180,982
Net income (loss) attributable to Emergent BioSolutions Inc.	69,301	(32,506)	(9,885)	26,910
Assets	172,737	21,780	122,285	316,802

	Nine Months Ended September 30, 2008

External revenue	$140,615	$2,043	$146	$142,804
Net income (loss) attributable to Emergent BioSolutions Inc.	58,719	(33,148)	(6,344)	19,227
Assets	143,610	23,946	119,840	287,396

8.	Related party transactions

The Company entered into an agreement in February 2009 with an entity controlled by family members of the Company’s Chief Executive Officer. The agreement, to market and sell BioThrax, was effective as of November 2008 and requires payment based on a percentage of net sales of biodefense products of 17.5% in Saudi Arabia and 15% in Qatar and United Arab Emirates, and reimbursement of certain expenses. This agreement terminated in accordance with its terms in November 2009. No payments under this agreement have been triggered for the nine months ended September 30, 2009.

The Company has entered into a consulting arrangement with a member of the Company’s Board of Directors. At September 30, 2009, $15,000 remained in accounts payable for these services. For the nine month periods ended September 30, 2009 and 2008, the Company incurred approximately $135,000 and $137,000, respectively, in services under this agreement for strategic consultation and project support for the Company’s marketing and communications group.

The Company has entered into a transportation arrangement with an entity owned by the Company’s Chief Executive Officer. At September 30, 2009, $5,400 remained in accounts payable for these services. During the nine months ended September 30, 2009 and 2008, the Company incurred approximately $24,000 and $23,000, respectively, in services under this arrangement for transportation and logistical support.

9.	Joint venture

In July 2008, the Company entered into a joint venture with the University of Oxford (“Oxford”) and certain Oxford researchers to conduct clinical trials in the advancement of a vaccine candidate for tuberculosis, resulting in the formation of the Oxford-Emergent Tuberculosis Consortium (“OETC”). The Company has a 51% equity interest in OETC and controls the OETC Board of Directors. In addition, the Company has certain funding and

EMERGENT BIOSOLUTIONS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

service obligations of up to approximately $20 million related to its investment. In accordance with the provisions of ASC Topic 810, Consolidation, the Company has evaluated its variable interest in OETC and has determined that it is the primary beneficiary because it will absorb the majority of expected losses. Accordingly, OETC is consolidated in the Company’s financial statements. As of September 30, 2009, assets of $1.0 million and liabilities of $729,000 related to OETC are included within the Company’s consolidated balance sheet. During the three and nine months ended September 30, 2009, OETC incurred a net loss of $3.0 million and $8.2 million, respectively, of which $1.6 million and $4.2 million, respectively, are included in the Company’s consolidated statement of operations.

In conjunction with the establishment of OETC, the Company granted a put option to Oxford and the Oxford researchers whereby the Company may be required to acquire all of the OETC shares held by Oxford and the Oxford researchers at the fair market value of the underlying shares. This put option is contingent upon the satisfaction of a number of conditions that must exist or occur subsequent to the grant of a marketing authorization for a tuberculosis vaccine by the European Commission. The Company accounts for the put option in accordance with ASC Topic 815, Derivatives and Hedging. In accordance with this guidance, the Company has determined that the put option has a fair value of $0 as of September 30, 2009.

In January 2009, the Company adopted the ASC subsections regarding Noncontrolling Interest in a Subsidiary. The following is a summary of the stockholders’ equity of the Company and the noncontrolling interest:

	Emergent	Noncontrolling
	BioSolutions Inc.	Interest	Total
(In thousands)

Stockholders’ equity at December 31, 2008	$199,349	$—	$199,349
Non-cash development expenses from joint venture	—	6,026	6,026
Net income (loss)	26,910	(4,026)	22,884
Other	9,123	—	9,123

Stockholders’ equity at September 30, 2009	$235,382	$2,000	$237,382

10.	Assets held for sale

The Company currently owns two buildings in Frederick, Maryland that it is actively seeking to sell. In June 2009, the Company determined that these two buildings, along with associated improvements, would not be placed into service and committed to a plan to sell the facilities. Therefore, these buildings are classified on the Company’s balance sheet as assets held for sale, within current assets, in accordance with the requirements ASC Topic 360, Property, Plant and Equipment (“ASC 360”). In accordance with ASC 360, assets held for sale are recorded at the lower of the carrying amount or fair market value less costs to sell, and are no longer depreciated once classified as held for sale. The Company recorded the assets held for sale at fair market value, which was based on a recent purchase offer less estimated selling costs, and recorded an impairment charge of $3.8 million, which is classified in the Company’s statement of operations as selling, general and administrative expense. In July 2009, the Company entered into an agreement to sell the two buildings in Frederick, MD. This agreement was terminated in September 2009. The Company is continuing efforts to sell these buildings.

The Company has debt facilities associated with the two Frederick, Maryland buildings. In conjunction with the classification of the held for sale assets as current assets, the corresponding debt has been classified as long-term indebtedness, current portion, within current liabilities.

EMERGENT BIOSOLUTIONS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Subsequent events

In July 2009, the Company entered into an agreement to purchase a facility in Baltimore, Maryland for product development and manufacturing purposes. The Company expects the transaction to close in 2009.

In October 2009, the Company paid approximately $6.4 million to purchase the product development facility in Gaithersburg, Maryland that it previously leased. In November 2009, the Company entered into a loan agreement with HSBC Realty Credit Corporation (USA) (“HSBC”) under which HSBC provided $5.2 million in financing related to the purchase of this facility. This loan requires monthly principal and interest payments through 2014 with a final balloon payment due in 2014. The loan bears interest at an annual rate based on the three month London Interbank Offered Rate (“LIBOR”) plus 3.25% and is collateralized by the facility.

The Company has evaluated subsequent events through the time of filing these financial statements on November 5, 2009.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes and other financial information included elsewhere in this quarterly report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this quarterly report on Form 10-Q, including information with respect to our plans and strategy for our business, include forward-looking statements that involve risks and uncertainties. You should review the “Special Note Regarding Forward-Looking Statements” and the “Risk Factors” sections of this quarterly report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

Product Portfolio

We are a biopharmaceutical company focused on the development, manufacture and commercialization of vaccines and therapeutics that assist the body’s immune system to prevent or treat disease. For financial reporting purposes, we operate in two business segments, biodefense and commercial.

Our biodefense segment focuses on vaccines and therapeutics for use against biological agents that are potential weapons of bioterrorism or biowarfare. Our product candidates in this segment are focused on two specific biological agents: anthrax and botulism. Within our anthrax product portfolio, we manufacture and market BioThrax® (Anthrax Vaccine Adsorbed), the only vaccine licensed by the U.S. Food and Drug Administration, or FDA, for the prevention of anthrax infection. In addition to BioThrax, we are developing a recombinant protective antigen, or rPA, anthrax vaccine, an advanced BioThrax vaccine, an anthrax immune globulin therapeutic, an anthrax monoclonal antibody therapeutic and an advanced double-mutant protective antigen anthrax vaccine. Within our botulism product portfolio, we are developing a recombinant botulinum vaccine.

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

Product Sales

We have derived substantially all of our product sales revenues from BioThrax sales to the U.S. Department of Health and Human Services, or HHS, and U.S. Department of Defense, or DoD, and expect for the foreseeable future to continue to derive substantially all of our product sales revenues from the sales of BioThrax to the U.S. government. Our total revenues from BioThrax sales were $170.0 million and $139.3 million for the nine months ended September 30, 2009 and 2008, respectively. We are focused on increasing sales of BioThrax to U.S. government customers, expanding the market for BioThrax to other customers domestically and internationally and pursuing label expansions and improvements for BioThrax.

Contracts and Grants

We seek to advance development of our product candidates through external funding arrangements. We may slow down development programs or place them on hold during periods that are not covered by external funding. We have received external funding awards from the National Institute of Allergy and Infectious Diseases, or NIAID,

and Biomedical Advanced Research and Development Authority, or BARDA, for the following development programs:

Product or Product Candidate	Funding Source

BioThrax post-exposure prophylaxis	HHS
Advanced anthrax vaccines	NIAID and BARDA
Anthrax immune globulin therapeutic	NIAID
Anthrax monoclonal antibody therapeutic	NIAID and BARDA
Recombinant botulinum vaccine	NIAID
Typhellatm (typhoid vaccine live oral ZH9)	The Wellcome Trust

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

Manufacturing Infrastructure

We conduct our primary vaccine manufacturing operations at a multi-building campus on approximately 12.5 acres in Lansing, Michigan. To augment our existing manufacturing capabilities, we have constructed a 50,000 square foot manufacturing facility on our Lansing campus. We have incurred costs of approximately $78 million through September 2009 for the building and associated capital equipment, as well as for validation and qualification activities required for regulatory approval and initiation of manufacturing. Although we have made progress on qualification and validation activities required for the commercial manufacture of BioThrax, we suspended the completion of those activities as we commenced a change-over process to use the facility for the manufacture of our rPA anthrax vaccine candidate under an anticipated HHS contract for the development and procurement of a recombinant anthrax vaccine. This change-over process was successfully completed. We designed this facility to be campaignable subject to complying with appropriate change-over procedures, and we may seek permission from the FDA to use the facility for the manufacture of both BioThrax and our rPA anthrax vaccine candidate. In the event we do not manufacture our rPA anthrax vaccine candidate in this building, we intend to use the facility for the manufacture of BioThrax and potentially for additional products.

We also own two buildings in Frederick, Maryland. We currently expect to sell both of these buildings. As such, we have classified these buildings as held for sale in our balance sheet, and recorded an impairment expense of approximately $3.8 million in June 2009 related to costs previously capitalized based on the difference between the carrying value of the assets and their estimated fair value less costs to sell. In July 2009, we entered into an agreement to sell both buildings to a third party. This agreement was terminated in September 2009. We continue to actively seek to sell these buildings.

In July 2009, we entered into an agreement to purchase a building in Baltimore, Maryland for product development and manufacturing purposes. The transaction is expected to close in 2009. If this transaction closes as expected, our plans for this building will be contingent on the progress of our existing development programs or the acquisition of new product candidates. If we proceed with this project, we expect the costs to be substantial and will likely require external sources of funds to finance the project.

In October 2009, we paid approximately $6.4 million to purchase the product development facility in Gaithersburg, Maryland that we previously leased. We are in the process of developing plans and cost estimates for renovations and improvements to the facility. These plans will be contingent on the progress of our existing development programs.

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

Income Taxes

We account for income taxes in accordance with Accounting Standards Codification, or ASC, Topic 740, Income Taxes, or ASC 740. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are determined based on the differences between the financial reporting and the tax basis of assets and liabilities and are measured using the tax rates and laws that are expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A net deferred tax asset or liability is reported on the balance sheet. Our deferred tax assets include the unamortized portion of in-process research and development expenses, the anticipated future benefit of the net operating losses that we have incurred and other timing differences between the financial reporting and tax basis of assets and liabilities.

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

We account for uncertainty in income taxes in accordance with ASC 740 which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under ASC 740, we recognize in our financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position.

Stock-based Compensation

We account for stock-based compensation in accordance with ASC Topic 718, Stock Compensation Expense, or ASC 718. ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their estimated grant date fair values.

We value our share-based payment transactions using the Black-Scholes valuation model. We measure the amount of compensation cost based on the fair value of the underlying equity award on the date of grant. We recognize compensation cost over the period that an employee provides service in exchange for the award.

The effect of ASC 718 on net income attributable to Emergent BioSolutions Inc. and net income attributable to Emergent BioSolutions Inc. per share in any period is not necessarily representative of the effects in future years due to, among other things, the vesting period of the stock options and the fair value of additional stock option grants in future years.

Financial Operations Overview

Revenues

On September 25, 2007, we entered into an agreement with HHS to supply 18.75 million doses of BioThrax to HHS for placement into the Strategic National Stockpile, or the SNS. The term of the agreement is from September 25, 2007 through September 24, 2010. The firm fixed price, including the discount, for the 18.75 million doses is $400 million in the aggregate. In June 2009, we received FDA approval of our supplement to our biologics license application, or BLA, to extend the expiry dating of BioThrax from three years to four years. As a result of this approval, HHS agreed to increase the price per dose under the agreement for the final 13.25 million doses sold, up to a total of approximately $34 million. In conjunction with this approval, we billed HHS approximately $32 million for doses delivered through June 30, 2009 and billed the remaining $2 million of increased price per dose on doses delivered in the third quarter of 2009. Under this agreement, we provided all shipping services related to delivery of doses into the SNS over the term of the agreement, for which HHS has paid us approximately $2 million. We invoiced HHS for each delivery upon acceptance of BioThrax doses delivered into the SNS. In July 2009, we completed delivery of the doses under this agreement. The agreement also provided for HHS to pay us up to $11.5 million in milestone payments in connection with us advancing a program to obtain a post-exposure prophylaxis indication for BioThrax. These funds are payable upon achievement of specific program milestones. In October 2007, we achieved the initial milestone and received payment from HHS of $8.8 million.

On September 30, 2008, we entered into an agreement with HHS to supply up to 14.5 million doses of BioThrax to HHS for placement into the SNS. The term of the agreement is from September 30, 2008 through September 30, 2011. Delivery of doses under the agreement commenced in September 2009 and continues through September 2011. Funds for the procurement of the first 5.7 million doses of BioThrax have been committed. Procurement of the remaining 8.8 million doses will be funded through the annual appropriations process for the SNS. Four-year expiry dated product will be invoiced at a higher price than three-year expiry dated product. The total purchase price for the 14.5 million doses will be up to approximately $400 million, assuming the delivery of four-year expiry dated product. Through September 30, 2009, we have delivered approximately 1.0 million doses under this agreement. We have agreed to provide all shipping services related to delivery of doses into the SNS over the term of the agreement, for which HHS has agreed to pay us approximately $1.9 million. We invoice HHS under the agreement upon acceptance of each delivery of BioThrax doses to the SNS.

We have received contract and grant funding from NIAID and BARDA for the following development programs:

Product Candidate	Funding Source	Award Date	Amount (Up to)	Performance Period

Anthrax immune globulin therapeutic	NIAID	September 2007	$9.5 million	9/2007 — 12/2011
Recombinant botulinum vaccine	NIAID	June 2008	$1.8 million	6/2008 — 5/2011
Advanced BioThrax vaccine	NIAID	July 2008	$2.8 million	7/2008 — 6/2013
Anthrax monoclonal antibody therapeutic	NIAID/BARDA	September 2008	$24.3 million	9/2008 — 8/2012
Advanced BioThrax vaccine	NIAID/BARDA	September 2008	$29.7 million	9/2008 — 9/2011
Advanced double-mutant protective antigen anthrax vaccine	NIAID	September 2009	$4.9 million	9/2009 — 8/2011

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

Research and Development Expenses

We expense research and development costs as incurred. Our research and development expenses consist primarily of:

•	salaries and related expenses for personnel;

•	fees to professional service providers for, among other things, preclinical and analytical testing, independently monitoring our clinical trials and acquiring and evaluating data from our clinical trials and non-clinical studies;

•	costs of contract manufacturing services for clinical trial material;

•	costs of materials used in clinical trials and research and development;

•	depreciation of capital assets used to develop our products; and

•	operating costs, such as the operating costs of facilities and the legal costs of pursuing patent protection of our intellectual property.

We believe that significant investment in product development is a competitive necessity and plan to continue these investments in order to be in a position to realize the potential of our product candidates. We expect that development spending for our product pipeline will increase as our product development activities continue based on ongoing advancement of our product candidates, and as we prepare for regulatory submissions and other regulatory activities. We expect that the magnitude of any increase in our research and development spending will be dependent upon such factors as the results from our ongoing preclinical studies and clinical trials, the size, structure and duration of any follow-on clinical programs that we may initiate, costs associated with manufacturing our product candidates on a large scale basis for later stage clinical trials, and our ability to use or rely on data generated by government agencies, such as studies with BioThrax conducted by the Centers for Disease Control and Prevention, or CDC.

In July 2008, we entered into a joint venture with the University of Oxford, or Oxford, and certain Oxford researchers to conduct clinical trials in the advancement of a vaccine candidate for tuberculosis, resulting in the formation of the Oxford-Emergent Tuberculosis Consortium, or OETC. We have a 51% equity interest in OETC and control the OETC Board of Directors. In addition, we have certain funding and service obligations of up to approximately $20 million related to our investment through 2011 to support further development of the vaccine candidate and a Phase IIb proof of concept study in humans, primarily in the form of services to be performed by our personnel on behalf of the joint venture. As part of this arrangement, we have entered into a license agreement with the joint venture pursuant to which we obtained rights to develop, manufacture and commercialize pharmaceutical compositions intended to prevent or treat tuberculosis in humans in developed countries. Oxford’s contributions include support from the Wellcome Trust and the Aeras Global Tuberculosis Vaccine Foundation for the Phase IIb clinical trial in the form of cash and services.

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

Total Other Income (Expense)

Total other income (expense) consists primarily of interest income and interest expense. We earn interest income on our cash and cash equivalents, and we incur interest expense on our indebtedness. We capitalize interest expense in accordance with ASC Topic 835, Interest, based on the cost of major ongoing projects which have not yet been placed in service, such as new manufacturing facilities. Some of our existing debt arrangements provide for increasing amortization of principal payments in future periods. See “Liquidity and Capital Resources — Debt Financing” for additional information.

Results of Operations

Quarter Ended September 30, 2009 Compared to Quarter Ended September 30, 2008

Revenues

Product sales revenues decreased by $16.5 million, or 30%, to $39.0 million for the three months ended September 30, 2009 from $55.5 million for the three months ended September 30, 2008. This decrease in product sales revenues was primarily due to a 31% decrease in the number of doses of BioThrax delivered. Product sales revenues for the three months ended September 30, 2009 consisted of BioThrax sales to HHS of $38.9 million and aggregate international and other sales of $117,000. Product sales revenues for the three months ended September 30, 2008 consisted of BioThrax sales to HHS of $55.5 million.

Contracts and grants revenues increased by $3.1 million, or 281%, to $4.3 million for the three months ended September 30, 2009 from $1.1 million for the three months ended September 30, 2008. Contracts and grants revenues for the three months ended September 30, 2009 consisted of $4.1 million in development contract and grant revenue from NIAID and BARDA and $211,000 from Sanofi Pasteur. Contracts and grants revenues for the three months ended September 30, 2008 consisted of $467,000 from the Sanofi Pasteur collaboration and $654,000 from NIAID and other governmental agencies.

Cost of Product Sales

Cost of product sales decreased by $1.8 million, or 17%, to $8.7 million for the three months ended September 30, 2009 from $10.5 million for the three months ended September 30, 2008. This decrease was attributable to a 31% decrease in doses of BioThrax delivered, partially offset by an increase in average cost per dose sold associated with reduced production yield in the period during which the doses sold were produced.

Research and Development Expense

Research and development expenses increased by $2.1 million, or 13%, to $18.8 million for the three months ended September 30, 2009 from $16.6 million for the three months ended September 30, 2008. This increase reflects higher contract service costs, and includes increased expenses of $4.4 million on product candidates that are categorized in our biodefense segment, decreased expenses of $3.4 million on product candidates categorized in our commercial segment, and increased expenses of $1.2 million in other research and development, which are in support of technology platforms and central research and development activities.

The increase in spending on biodefense product candidates, detailed in the table below, was primarily attributable to the timing of development efforts on various programs as we completed various studies and prepared for subsequent studies and trials, coupled with increased spending on product candidates that we acquired in 2008. The increase in spending for BioThrax enhancements was related to the preparation for and conduct of clinical and non-clinical efficacy studies to support applications for market approval of these enhancements. The increase in spending for the recombinant protective antigen anthrax vaccine was related primarily to immunogenicity studies and preparation for the manufacture of clinical material. The increase in spending in our advanced anthrax vaccine program resulted from stability studies and the manufacture of clinical material for our product candidates, including our advanced BioThrax vaccine candidate. The decrease in spending for our anthrax immune globulin therapeutic candidate was primarily due to the timing of plasma fractionation. The increase in spending for the anthrax monoclonal therapeutic candidate was primarily for manufacture of a working cell bank, formulation development and the conduct of non-clinical studies. The increase in spending for our botulinum vaccine candidates resulted from conducting non-clinical studies and the manufacture of master and working cell banks.

The decrease in spending on commercial product candidates, detailed in the table below, was primarily attributable to the timing of development efforts. The increase in spending for our tuberculosis vaccine candidate is related to the preparation for and conduct of a Phase IIb clinical trial, which commenced in April 2009. The spending for Typhella in 2008 resulted from the manufacture of clinical material and conducting a Phase IIb clinical trial in the U.S. These activities did not occur in 2009, resulting in the decrease in spending. The spending for our hepatitis B therapeutic vaccine candidate was related to our Phase II clinical trial in the United Kingdom and Serbia and other development activities. The decrease in spending for our group B streptococcus vaccine candidate resulted from our decision not to proceed with Phase I clinical trials for two of the protein components of the vaccine candidate. We expect that spending for our group B streptococcus vaccine candidate will continue to be minimal in the future. The decrease in spending for our chlamydia candidate, which is in preclinical development, is related to a decrease in development activities while seeking external funding. The decrease in spending for our meningitis B vaccine candidate resulted from the termination of our collaboration with Sanofi-Pasteur in December 2008.

The increase in other research and development expenses was primarily attributable to spending associated with the development activities targeting our two technology platforms, MVA and spi-VECtm (live attenuated Salmonella vaccine vector).

We continue to assess, and may alter, our future development plans for our products based on the interest of the U.S. government or non-governmental and philanthropic organizations in providing funding for further development or procurement.

Our principal research and development expenses for the three months ended September 30, 2009 and 2008 are shown in the following table:

	Three Months Ended
	September 30,
	2009	2008
(In thousands)

Biodefense:
BioThrax enhancements	$2,236	$1,799
Recombinant protective antigen anthrax vaccine	2,359	2,211
Advanced anthrax vaccines	1,624	348
Anthrax immune globulin therapeutic	860	1,230
Anthrax monoclonal therapeutic	2,775	281
Botulinum vaccines	1,046	659

Total biodefense	10,900	6,528
Commercial:
Tuberculosis vaccine	3,697	873
Typhella	898	5,181
Hepatitis B therapeutic vaccine	805	810
Group B streptococcus vaccine	22	1,537
Chlamydia vaccine	121	264
Meningitis B vaccine	11	309

Total commercial	5,554	8,974

Other	2,318	1,125

Total	$18,772	$16,627

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $5.7 million, or 40%, to $19.8 million for the three months ended September 30, 2009 from $14.1 million for the three months ended September 30, 2008. This includes an increase of approximately $6.0 million in general and administrative expenses, including approximately $4.5 million in increased litigation services and other professional services, partially offset by a decrease of $299,000 in sales and marketing expenses. The majority of the expense is attributable to the biodefense segment, in which selling, general and administrative expenses increased by $1.7 million, or 16%, to $12.5 million for the three months ended September 30, 2009 from $10.8 million for the three months ended September 30, 2008. Selling, general and administrative expenses related to our commercial segment increased by $3.9 million, or 118%, to $7.3 million for the three months ended September 30, 2009 from $3.3 million for the three months ended September 30, 2008.

Total Other Income (Expense)

Total other income decreased by $49,000, or 10%, to $428,000 for the three months ended September 30, 2009 from $477,000 for the three months ended September 30, 2008. This decrease resulted primarily from a decrease in interest income of $50,000 as a result of lower investment return on average invested cash balances related to a decline in interest rates.

Income Taxes

Provision for (benefit from) income taxes decreased by $8.8 million to a benefit from income taxes of $3.0 million for the three months ended September 30, 2009 from a provision for income taxes of $5.9 million for the three months ended September 30, 2008. The decrease in income tax expense is due to a $18.3 million decrease in income (loss) before provision for (benefit from) income taxes less the loss attributable to noncontrolling interest coupled with the impact of the utilization of foreign entity deductions on our U.S. tax liability.

Net Loss Attributable to Noncontrolling Interest

Net loss attributable to noncontrolling interest increased by $1.1 million to $1.5 million for the three months ended September 30, 2009 from $428,000 for the three months ended September 30, 2008. The increase resulted from increased development activities and related expenses incurred by our joint venture with the University of Oxford, which was established in July 2008. These amounts represent the portion of the loss incurred by the joint venture for the three months ended September 30, 2009 and 2008, respectively, that is attributable to Oxford.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Revenues

Product sales revenues increased by $30.7 million, or 22%, to $170.0 million for the nine months ended September 30, 2009 from $139.3 million for the nine months ended September 30, 2008. This increase in product sales revenues was primarily due to payments from HHS of approximately $34 million related to the approval of four-year expiry dating for BioThrax, obtained in June 2009. Product sales revenues for the nine months ended September 30, 2009 consisted of BioThrax sales to HHS of $169.6 million, including incremental four-year expiry dating revenue, and aggregate international and other sales of $458,000. Product sales revenues for the nine months ended September 30, 2008 consisted of BioThrax sales to HHS of $138.5 million and aggregate international and other sales of $781,000.

Contracts and grants revenues increased by $7.5 million, or 214%, to $11.0 million for the nine months ended September 30, 2009 from $3.5 million for the nine months ended September 30, 2008. Contracts and grants revenues for the nine months ended September 30, 2009 consisted of $10.8 million in development contract and grant revenue from NIAID and BARDA and $211,000 from Sanofi Pasteur. Contracts and grants revenues for the nine months ended September 30, 2008 consisted of $2.0 million from the Sanofi Pasteur collaboration and $1.5 million from NIAID.

Cost of Product Sales

Cost of product sales increased by $7.3 million, or 27%, to $34.5 million for the nine months ended September 30, 2009 from $27.2 million for the nine months ended September 30, 2008. This increase was attributable to an increase in average cost per dose sold related to reduced production yield in the period in which the doses were produced.

Research and Development Expense

Research and development expenses increased by $10.1 million, or 22%, to $55.4 million for the nine months ended September 30, 2009 from $45.3 million for the nine months ended September 30, 2008. This increase reflects higher contract service costs, and includes increased expenses of $11.7 million on product candidates that are categorized in the biodefense segment, decreased expenses of $5.4 million on product candidates categorized in the commercial segment, and increased expenses of $3.7 million in other research and development, which are in support of technology platforms and central research and development activities.

The increase in spending on biodefense product candidates, detailed in the table below, was primarily attributable to the timing of development efforts on various programs as we completed various studies and prepared for subsequent studies and trials, coupled with increased spending on product candidates that we acquired in 2008. The increase in spending for BioThrax enhancements was related to the preparation for and conduct of clinical and non-clinical efficacy studies to support applications for marketing approval of these enhancements. The increase in spending for the recombinant protective antigen anthrax vaccine was related primarily to costs incurred to respond to a request for proposal from BARDA and the continued advancement of the product candidate. The increase in spending in our advanced anthrax vaccine program resulted from the timing of feasibility and stability studies, formulation development and manufacture of clinical material for our product candidates, including our advanced BioThrax vaccine candidate. The increase in spending for our anthrax immune globulin therapeutic candidate was primarily due to the commencement of clinical and non-clinical studies in the first half of 2009. The increase in spending for the anthrax monoclonal therapeutic candidate was primarily for manufacture of a working cell bank, formulation development and the conduct of non-clinical studies. The increase in spending for our botulinum vaccine candidates resulted from conducting non-clinical studies and the manufacture of master and working cell banks.

The decrease in spending on commercial product candidates, detailed in the table below, was primarily attributable to the timing of development efforts. The increase spending for our tuberculosis vaccine candidate is related to the formation of our joint venture with the University of Oxford in July 2008, the procurement of licenses, and preparation for and conduct of a Phase IIb clinical trial, which commenced in April 2009. The spending for Typhella in 2008 resulted from the manufacture of clinical material and conducting a Phase IIb clinical trial in the U.S. Theses activities did not occur in 2009, resulting in the decrease in spending. The spending for our hepatitis B therapeutic vaccine candidate was related to our Phase II clinical trial in the United Kingdom and Serbia and other development activities. The decrease in spending for our group B streptococcus vaccine candidate resulted from our decision not to proceed with Phase I clinical trials for two of the protein components of the vaccine candidate. We expect that spending for our group B streptococcus vaccine candidate will continue to be minimal in the future. The decrease in spending for our chlamydia candidate, which is in preclinical development, is related to a decrease in development activities while seeking external funding. The decrease in spending for our meningitis B vaccine candidate resulted from the termination of our collaboration with Sanofi-Pasteur in December 2008.

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

Our principal research and development expenses for the nine months ended September 30, 2009 and 2008 are shown in the following table:

	Nine Months Ended
	September 30,
	2009	2008
(In thousands)

Biodefense:
BioThrax enhancements	$7,883	$4,883
Recombinant protective antigen anthrax vaccine	6,173	4,847
Advanced anthrax vaccines	3,552	3,156
Anthrax immune globulin therapeutic	5,407	3,591
Anthrax monoclonal therapeutic	4,743	531
Botulinum vaccines	3,554	2,609

Total biodefense	31,312	19,617
Commercial:
Tuberculosis vaccine	9,483	873
Typhella	4,449	11,658
Hepatitis B therapeutic vaccine	2,650	2,625
Group B streptococcus vaccine	187	5,498
Chlamydia vaccine	492	1,019
Meningitis B vaccine	150	1,122

Total commercial	17,411	22,795

Other	6,639	2,896

Total	$55,362	$45,308

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $13.9 million, or 34%, to $55.1 million for the nine months ended September 30, 2009 from $41.2 million for the nine months ended September 30, 2008. This includes an increase of approximately $14.6 million in general and administrative expenses, including approximately $5.5 million in increased litigation services and other professional services, a $3.8 million impairment charge associated with our Frederick, Maryland facilities and a $1.4 million charge associated with acquisitions that were in progress but not completed as of December 31, 2008, partially offset by a decrease of $713,000 in sales and marketing expenses. The majority of the expense is attributable to the biodefense segment, in which selling, general and administrative expenses increased by $4.2 million, or 13%, to $35.9 million for the nine months ended September 30, 2009 from $31.7 million for the nine months ended September 30, 2008. Selling, general and administrative expenses related to our commercial segment, increased by $9.7 million, or 102%, to $19.2 million for the nine months ended September 30, 2009 from $9.5 million for the nine months ended September 30, 2008, reflecting increased litigation services, along with the charges discussed above related to the Frederick facilities and acquisitions in progress.

Total Other Income (Expense)

Total other income decreased by $788,000, or 44%, to $989,000 for the nine months ended September 30, 2009 from $1.8 million for the nine months ended September 30, 2008. This decrease resulted primarily from a decrease in interest income of $567,000 as a result of lower investment returns related to decreases in interest rates and a decrease in other income of $211,000.

Income Taxes

Provision for income taxes increased by $2.1 million, or 17%, to $14.1 million from the nine months ended September 30, 2009 from $12.1 million for the nine months ended September 30, 2008. The provision for income taxes for the nine months ended September 30, 2009 resulted primarily from our income before provision for income taxes and the loss attributable to noncontrolling interest of $41.0 million and an estimated effective annual tax rate of 34%. The provision for income taxes for the nine months ended September 30, 2008 resulted primarily from our income before provision for income taxes and the loss attributable to noncontrolling interest of $31.3 million and an estimated effective annual tax rate of 39%. The decrease in the estimated effective annual tax rate is primarily due to the impact of the utilization of foreign entity deductions our U.S. tax liability.

Net Loss Attributable to Noncontrolling Interest

Net loss attributable to noncontrolling interest increased by $3.6 million to $4.0 million for the nine months ended September 30, 2009 from $428,000 for the nine months ended September 30, 2008. The increase resulted from increased development activities and related expenses incurred by our joint venture with the University of Oxford, which was established in July 2008. These amounts represent the portion of the loss incurred by the joint venture for the nine months ended September 30, 2009 and 2008, respectively, that is attributable to Oxford.

Liquidity and Capital Resources

Sources of Liquidity

We have funded our cash requirements from inception through September 30, 2009 principally with a combination of revenues from BioThrax product sales, debt financings and facilities and equipment leases, development funding from government entities and non-government and philanthropic organizations, the net proceeds from our initial public offering and from the sale of our common stock upon exercise of stock options. We have operated profitably for the five years ended December 31, 2008 and for each of the nine month periods ended September 30, 2009 and 2008.

As of September 30, 2009, we had cash and cash equivalents of $118.8 million. Additionally, at September 30, 2009 our accounts receivable balance was $25.7 million.

Cash Flows

The following table provides information regarding our cash flows for the nine months ended September 30, 2009 and 2008:

	Nine Months Ended
	September 30,
	2009	2008
(In thousands)

Net cash provided by (used in):
Operating activities(1)	$53,528	$19,346
Investing activities	(14,376)	(26,464)
Financing activities	(11,848)	6,076

Net increase (decrease) in cash and cash equivalents	$27,304	$(1,042)

(1)	Includes the effect of exchange rate changes on cash and cash equivalents.

Net cash provided by operating activities of $53.5 million for the nine months ended September 30, 2009 was due principally to our net income attributable to Emergent BioSolutions Inc. of $26.9 million, a decrease in inventories of $3.9 million reflecting the value of BioThrax lots delivered, an increase in accounts payable of $4.4 million related to the timing of payment of invoices, and a net increase in income taxes related to timing differences of $4.8 million, coupled with non-cash charges of $6.0 million for development expenses from our joint venture, $3.8 million related to the impairment of our Frederick facilities, $3.7 million for depreciation and amortization and $3.6 million for stock-based compensation.

Net cash provided by operating activities of $19.3 million for the nine months ended September 30, 2008 resulted principally from net income attributable to Emergent BioSolutions Inc. of $19.2 million and a decrease in billed but uncollected accounts receivable of $4.7 million for the nine month period, partially offset by a decrease in income taxes payable of $4.8 million primarily due to the timing of payment of our 2007 income tax liability.

Net cash used in investing activities for the nine months ended September 30, 2009 and 2008 of $14.4 million and $26.5 million, respectively, resulted principally from the purchase of property, plant and equipment and, in 2008, the issuance of a note receivable in the amount of $10.0 million. Capital expenditures for the nine months ended September 30, 2009 and 2008 include $14.4 million and $16.5 million, respectively, in construction and related costs for our new manufacturing facility in Lansing, Michigan and infrastructure investments and other equipment.

Net cash provided by financing activities of $11.8 million for the nine months ended September 30, 2009 resulted primarily from $30.0 million in proceeds from borrowings under our revolving line of credit with Fifth Third Bank, $4.2 million in proceeds from stock option exercises and $1.6 million related to excess tax benefits from the exercise of stock options, partially offset by $47.6 million in principal payments on indebtedness, including $45.0 million in payments on our revolving line of credit with Fifth Third Bank.

Net cash provided by financing activities of $6.1 million for the nine months ended September 30, 2008 resulted primarily from $45.0 million in proceeds from borrowings under our revolving line of credit with Fifth Third Bank, the release of $5.0 million of restricted cash related to our continuing compliance with the debt covenants specified in our HSBC term loan and $620,000 from the exercise of stock options, partially offset by $44.5 million in principal payments on indebtedness, including $41.8 million in payments on our revolving line of credit with Fifth Third Bank.

Debt Financing

As of September 30, 2009, we had $39.6 million principal amount of debt outstanding, comprised primarily of the following:

•	$2.5 million outstanding under a loan from the Department of Business and Economic Development of the State of Maryland used to finance eligible costs incurred to purchase our first facility in Frederick, Maryland;

•	$6.1 million outstanding under a mortgage loan from PNC Bank used to finance the remaining portion of the purchase price for our first Frederick facility;

•	$7.5 million outstanding under a mortgage loan from HSBC Realty Credit Corporation, or HSBC, used to finance the purchase price for our second facility in Frederick, Maryland; and

•	$23.5 million outstanding under a term loan from HSBC used to finance a portion of the costs of constructing our 50,000 square foot manufacturing facility in Lansing, Michigan.

The debt associated with the two Frederick, Maryland buildings, which we expect to sell, has been classified within current liabilities on our balance sheet.

In November 2009, we entered into a loan agreement with HSBC under which we received $5.2 million in financing related to the purchase our Gaithersburg, Maryland facility. This loan requires monthly principal and interest payments through 2014 with a final balloon payment due in 2014. The loan bears interest at an annual rate based on the three month London Interbank Offered Rate plus 3.25% and is collateralized by the facility.

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

We may seek additional external debt financing to provide additional financial flexibility. Our committed external sources of funds consist of the borrowing availability under our revolving line of credit with Fifth Third Bank and grant and development funding of our anthrax immune globulin therapeutic product candidate, recombinant botulinum vaccine candidate, anthrax monoclonal antibody therapeutic candidate and advanced anthrax vaccine candidates. Our ability to borrow additional amounts under our loan agreement is subject to our satisfaction of specified conditions.

Our future capital requirements will depend on many factors, including:

•	the level and timing of BioThrax product sales and cost of product sales;

•	the acquisition and capital improvements to new facilities;

•	the timing of, and the costs involved in, completion of qualification and validation activities related to our manufacturing facility in Lansing, Michigan and, any new facilities;

•	the scope, progress, results and costs of our preclinical and clinical development activities;

•	the costs, timing and outcome of regulatory review of our product candidates;

•	the number of, and development requirements for, other product candidates that we may pursue;

•	the costs of commercialization activities, including product marketing, sales and distribution;

•	the extent to which we lend money to third parties;

•	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other patent-related costs, including litigation costs and the results of such litigation;

•	the extent to which we acquire or invest in businesses, products and technologies;

•	our ability to obtain development funding from government entities and non-government and philanthropic organizations; and

•	our ability to establish and maintain collaborations.

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

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2009-13, or ASU No. 2009-13, which amended ASC Topic 605 regarding multiple-deliverable revenue arrangements. The amendments in ASU No. 2009-13 establish a selling price hierarchy for determining the selling price of a deliverable. In addition, this amendment replaces the term “fair value” in the revenue allocation guidance with “selling price”. ASU No. 2009-13 will eliminate the residual method of allocation and require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method and will require that an entity determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. ASU No. 2009-13 will significantly expand the disclosures related to an entity’s multiple-deliverable revenue arrangements. In the year of adoption, entities will be required to disclose information that enables the users of financial statements to understand the effect of adopting ASU No. 2009-13. This amendment is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. If early adoption is elected and the period of adoption is not the beginning of the entity’s fiscal year, the entity will be required to apply the amendments in ASU No. 2009-13 retrospectively from the beginning of the entity’s fiscal year. The adoption of this amendment will have an impact on our financial statements to the extent we are a party to multiple-deliverable revenue arrangements.

In June 2009, the FASB issued ASU No. 2009-01, The FASB Accounting Standards Codificationtm and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162, or ASU No. 2009-01, an amendment to ASC Topic 105, Generally Accepted Accounting Principles. The FASB ASC will be the source of authoritative U.S. generally accepted accounting principles, or GAAP, recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission, or SEC, under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The ASC supersedes all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the ASC will become non-authoritative. ASU No. 2009-01 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We anticipate that the adoption of this statement will not have a material impact on our financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards, or SFAS, No. 167, Amendments to FASB Interpretation No. 46(R), or SFAS No. 167, which was later superseded by the FASB ASC and included in ASC Topic 810. SFAS No. 167 amends Interpretation 46(R) to replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. SFAS No. 167 requires an additional reconsideration event when determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that the holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance. It also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity. SFAS No. 167 amends FASB Interpretation No. 46(R) to require additional disclosures about an enterprise’s involvement in variable interest entities. We adopted the provisions of SFAS No. 167 effective January 1, 2009. Earlier application is prohibited. The adoption of this statement is not expected have a material impact on our financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, or SFAS No. 165, which was later superseded by the FASB ASC and included in ASC Topic 855. SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, SFAS No. 165 sets forth: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. We have adopted

SFAS No. 165 during the three months ended September 30, 2009. The provisions of SFAS No. 165 will impact our financial statements to the extent that we have material subsequent events.

In April 2009, the FASB issued FASB Staff Position, or FSP, SFAS No. 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, or FSP SFAS No. 141(R)-1, which was later superseded by the FASB ASC and included in ASC Topic 805. FSP SFAS No. 141(R)-1 amends the initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. We adopted FSP SFAS No. 141(R)-1 effective January 1, 2009, and it will impact our financial statements to the extent that we are a party to a business combination.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is currently confined to our cash and cash equivalents that have maturities of less than three months. We currently do not hedge interest rate exposure or foreign currency exchange exposure, and the movement of foreign currency exchange rates could have an adverse or positive impact on our results of operations. We have not used derivative financial instruments for speculation or trading purposes. Because of the short-term maturities of our cash and cash equivalents, we do not believe that an increase in market rates would have a significant impact on the realized value of our investments, but would likely increase the interest expense associated with our debt.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2009, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, occurred during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Litigation Against Protein Sciences Corporation.  We are currently pursuing three legal actions against PSC and its senior management arising out of a letter of intent, a loan and security agreement and related promissory note, and an asset purchase agreement between us and PSC that were entered into in 2008. Under those agreements, we agreed to acquire substantially all of PSC’s assets and to provide funding to PSC to enable it to continue operations through the anticipated closing date of the asset purchase transaction. Between March 2008 and June 2008, we provided PSC with $10 million in funding under the loan and security agreement and related promissory note. PSC’s obligations to us under these agreements is secured by substantially all of PSC’s assets, including PSC’s intellectual property. The note accrued interest at an annual rate of 8% through December 31, 2008, a default rate of 11% through May 31, 2009, and a default rate of 14% since June 1, 2009. PSC has not repaid any portion of the loan. As of September 30, 2009, $10 million of principal was outstanding and $1.5 million of interest was accrued and unpaid.

On June 8, 2009, after the expiration of a five-month forbearance period on the loan, we initiated legal proceedings in the Superior Court of the State of Connecticut, Judicial District of New Haven, to acquire possession of the collateral by foreclosing on PSC’s assets that secure the loan. In addition, we and several other creditors of PSC filed a federal involuntary bankruptcy petition against PSC on June 22, 2009 in the United States Bankruptcy Court for the District of Delaware. In September 2009, the bankruptcy court concluded that PSC was insolvent and that PSC’s debt to us was valid and not subject to a bona fide dispute. The bankruptcy court declined to force PSC into involuntary bankruptcy, finding that the foreclosure proceeding, not the bankruptcy action, was the proper mechanism of recovery. We intend to continue to pursue the Connecticut action for possession of its collateral in an effort to recover amounts due to us.

In addition to the action seeking possession of the collateral, we continue to pursue two separate lawsuits that we filed against PSC on July 9, 2008 and PSC’s executive management team, which consists of Daniel D. Adams, PSC’s Chief Executive Officer, and Manon M.J. Cox, PSC’s Chief Operating Officer on October 3, 2008. The lawsuit against PSC is pending in the Supreme Court of the State of New York and includes, among other things, claims for fraud, breach of contract, breach of the duty of good faith and fair dealing, unjust enrichment and unfair business practices. The lawsuit against Mr. Adams and Ms. Cox is pending in the United States District Court for the District of Connecticut and alleges, among other things, that these individuals engaged in fraudulent conduct in connection with their efforts to obtain $10 million in bridge financing from us. PSC has moved to dismiss the New York action, and that motion remains pending. Mr. Adams and Ms. Cox moved to dismiss the Connecticut action, and the court denied that motion with respect to the fraud claims and granted it with respect to unfair business practice claims. In our lawsuits against PSC and PSC’s executive management team, we seek monetary damages of no less than $13 million, punitive damages, declaratory judgment, injunctive relief to protect the collateral for the loan, and other appropriate relief. PSC, Mr. Adams, and Ms. Cox have not yet asserted any counterclaims in either lawsuit, but PSC has stated that it may assert counterclaims for “among other things, breach of contract, intentional misrepresentations, tortious interference with business relations and unfair trade practices.”

We intend to pursue full repayment of the loan, as well as other relief as described in our pleadings in the pending lawsuits against PSC and PSC’s executive management.

Other Litigation.  From time to time, we are involved in product liability claims and other litigation considered normal in the ordinary course of its business. We do not believe that any such proceedings that are pending currently would have a material, adverse effect on the results of our operations.

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

Our existing and prior contracts with HHS and the DoD do not necessarily increase the likelihood that we will secure future comparable contracts with the U.S. government. HHS has issued a request for proposal for contracts to develop and procure a recombinant protective antigen, or rPA, based anthrax vaccine which we may not win. Additionally, procurement by HHS of an rPA based anthrax vaccine could reduce demand for BioThrax. The success of our business and our operating results for the foreseeable future are substantially dependent on the price per dose, the number of doses and the timing of deliveries for BioThrax sales to the U.S. government.

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

We expect that a significant portion of the business that we will seek in the near future will be under government contracts or subcontracts awarded through competitive bidding. Competitive bidding for government contracts presents a number of risks that are not typically present in the commercial contracting process, including:

•	the need to devote substantial time and attention of management and key employees to the preparation of bids and proposals for contracts that may not be awarded to us;

•	the need to accurately estimate the resources and cost structure that will be required to perform any contract that we might be awarded;

•	the government could issue a request for proposal to which we would not be eligible to respond;

•	third parties could submit protests to our responses to requests for proposal that could result in delays or withdrawals of those requests for proposal; and

•	the expenses that we might incur and the delays that we might suffer if our competitors protest or challenge contract awards made to us pursuant to competitive bidding, and that any such protest or challenge could result in the resubmission of bids based on modified specifications, or in termination, reduction or modification of the awarded contract.

The U.S. government may choose to award future contracts for the supply of anthrax vaccines and other biodefense product candidates that we are developing to our competitors instead of to us. If we are unable to win particular contracts, we may not be able to operate in the market for products that are provided under those contracts for a number of years. For example, the Biomedical Advanced Research and Development Authority, or BARDA, has issued a request for proposal for the development and procurement of an rPA anthrax vaccine candidate for the SNS. We have submitted a proposal responding to this request for proposal. We expect that our ability to secure an award will depend primarily on the technical merits of our rPA anthrax vaccine candidate. The U.S. government may support the development of, and purchase, another company’s product candidate instead of our rPA anthrax vaccine candidate, which would be a significant setback to our rPA anthrax program. If we are unable to consistently win new contract awards over an extended period, or if we fail to anticipate all of the costs and resources that will be required to secure such contract awards, our growth strategy and our business, financial condition and operating results could be materially adversely affected.

Our U.S. government contracts for BioThrax require ongoing funding decisions by the government. Reduced or discontinued funding of these contracts could cause our financial condition and operating results to suffer materially.

Our principal customer for BioThrax is the U.S. government. In addition, we anticipate that the U.S. government will be the principal customer for any other biodefense products that we successfully develop. Over its lifetime, a U.S. government program may be implemented through the award of many different individual contracts and subcontracts. The funding of some government programs is subject to Congressional appropriations, generally made on a fiscal year basis even though a program may continue for several years. Our government customers are subject to stringent budgetary constraints and political considerations. For example, the sale of most supplied doses under our most recent contract with HHS is subject to the annual appropriations process. If levels of government expenditures and authorizations for biodefense decrease or shift to programs in areas where we do not offer products or are not developing product candidates, our business, revenues and operating results may suffer.

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

Our existing and prior contracts for the supply of BioThrax with HHS and the DoD have been fixed price contracts. We expect that our future contracts with the U.S. government for BioThrax as well as contracts for biodefense product candidates that we successfully develop, such as our potential pending development and procurement contract for an rPA anthrax vaccine candidate, also may be fixed price contracts. Under a fixed price contract, we are required to deliver our products at a fixed price regardless of the actual costs we incur and to absorb any costs in excess of the fixed price. Estimating costs that are related to performance in accordance with contract specifications is difficult, particularly where the period of performance is over several years. Our failure to anticipate technical problems, estimate costs accurately or control costs during performance of a fixed price contract could reduce the profitability of a fixed price contract or cause a loss.

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

Future legal proceedings could be costly to defend, and the results could reduce demand for BioThrax by the U.S. government. For example, a group of unnamed military personnel filed a lawsuit in 2003 seeking to enjoin the DoD from administering BioThrax on a mandatory basis without informed consent of the recipient or a Presidential waiver, and a federal court issued the requested injunction in 2004. In 2005, the FDA issued an order affirming the BioThrax license, and, as a result, an appellate court ruled in February 2006 that the injunction was dissolved. In October 2006, the DoD announced that it was resuming a mandatory vaccination program for BioThrax for designated personnel and contractors. In December 2006, the same counsel who brought the prior lawsuit filed a new lawsuit contending that the FDA’s 2005 final order should be set aside and that BioThrax is not properly approved for use in the DoD’s vaccination program. In February 2008, the federal district court in which that case was pending dismissed the action, concluding that FDA did not make a clear error of judgment in reaffirming the safety and efficacy of BioThrax. In April 2008, the plaintiffs filed a notice of appeal of this decision, and that appeal remains pending.

Although we are not a party to any lawsuits challenging the DoD’s mandatory use of the vaccine, if a court were to again enjoin the DoD’s use of BioThrax on a mandatory basis, the amount of future purchases of BioThrax by the U.S. government could be affected. Furthermore, contractual indemnification provisions and statutory liability protections may not fully protect us from all related liabilities, and statutory liability protections could be revoked or amended to reduce the scope of liability protection. For example, although we have invoiced the DoD for reimbursement of our costs incurred with respect to the lawsuits filed against us by current and former members of the U.S. military claiming damages as the result of personal injuries allegedly suffered from vaccination with BioThrax, the DoD has not yet acted on our claim for indemnification for defense costs associated with those claims. In addition, lawsuits brought directly against us by third parties, even if not successful, require us to spend time and money defending the related litigation that may not be reimbursed by insurance carriers or covered by indemnification under existing contracts.

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

As of September 30, 2009, we had $39.6 million principal amount of debt outstanding. We may seek to raise substantial external debt financing to provide additional financial flexibility. Our leverage could have significant adverse consequences, including:

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

As of September 30, 2009, we had $118.8 million of cash and cash equivalents. Our future capital requirements will depend on many factors, including:

•	the level and timing of BioThrax product sales and cost of product sales;

•	the acquisition of, and capital improvements to, new facilities;

•	the timing of, and the costs involved in, completion of qualification and validation activities related to our manufacturing facility in Lansing, Michigan and any new facilities;

•	the scope, progress, results and costs of our preclinical and clinical development activities;

•	the costs, timing and outcome of regulatory review of our product candidates;

•	the number of, and development requirements for, other product candidates that we may pursue;

•	the costs of commercialization activities, including product marketing, sales and distribution;

•	the extent to which we lend money to third parties;

•	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other patent-related costs, including litigation costs and the results of such litigation;

•	the extent to which we acquire or invest in companies, businesses, products and technologies;

•	our ability to obtain development funding from government entities and non-government and philanthropic organizations; and

•	our ability to establish and maintain collaborations.

Our committed external sources of funds consist of the borrowing availability under our revolving line of credit with Fifth Third Bank and grant and development funding of our anthrax immune globulin therapeutic product candidate, recombinant botulinum vaccine candidate, anthrax monoclonal antibody therapeutic candidate and advanced anthrax vaccine candidates. To the extent our capital resources are insufficient to meet our future capital requirements, we will need to finance our cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. Difficult economic conditions may make it difficult to obtain financing on attractive terms or at all. Lenders may be able to impose covenants on us that could be difficult to satisfy, which could put us at increased risk of defaulting on debt. If financing is unavailable or lost, we could be forced to delay, reduce the scope of or eliminate our research and development programs or reduce our planned commercialization efforts.

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

We continually evaluate alternatives for the manufacture of various product candidates. We may seek to acquire one or more additional facilities or sign agreements with contract manufacturing organizations. We have constructed a 50,000 square foot manufacturing facility on our Lansing, Michigan campus, which is designed to produce multiple fermentation-based vaccines, subject to developing, obtaining approval of, implementing and complying with appropriate change-over procedures. Additionally, in July 2009 we entered into an agreement to acquire a facility in Baltimore, Maryland which we expect to utilize for certain product development or manufacturing projects. In order to do so, we anticipate that we will be required to make certain capital expenditures to upgrade and maintain this facility.

Constructing, preparing and maintaining a facility for manufacturing purposes is a significant project. For example, for our new facility in Lansing, the process for qualifying and validating for FDA licensure will be costly and time consuming, may result in unanticipated delays and may cost more than expected due to a number of factors, including regulatory requirements. The costs and time required to comply with current good manufacturing practices, or cGMP, regulations or similar regulatory requirements for sales of our products outside the U.S., may be significant. If our qualification and validation activities are delayed, we may not be able to meet our obligations to our customers, which may limit our opportunities for growth. Costs associated with constructing, qualifying and validating manufacturing facilities could require us to raise additional funds from external sources, and we may not be able to do so on favorable terms or at all.

We may seek permission from the FDA to use our new manufacturing facility in Lansing for the manufacture of both BioThrax and our rPA vaccine candidate. This could require approval from the FDA of change-over procedures. If approval of such change-over procedures is delayed or not obtained, our ability to grow BioThrax revenues could be limited.

BioThrax and our vaccine and therapeutic product candidates are complex to manufacture and ship, which could cause us to experience delays in revenues or shortages of products.

BioThrax and all our product candidates are biologics. Manufacturing biologic products, especially in large quantities, is complex. The products must be made consistently and in compliance with a clearly defined manufacturing process. Accordingly, it is essential to be able to validate and control the manufacturing process to assure that it is reproducible. Slight deviations anywhere in the manufacturing process, including maintaining master seed banks and preventing drift, obtaining materials, seed growth, fermentation, filtration, filling, labeling, packaging, storage and shipping and quality control and testing, may result in lot failures or manufacturing shut-down, delay in the release of lots, product recalls, spoilage or regulatory action. Success rates can vary dramatically at different stages of the manufacturing process, which can lower yields and increase costs. From time to time we experience deviations in the manufacturing process that may take significant time and resources to resolve and if unresolved may affect manufacturing output and could cause us to fail to satisfy customer orders or contractual commitments, lead to a termination of one or more of our contracts, lead to delays in our clinical trials or result in litigation or regulatory action against us, any of which could be costly to us and negatively impact our business. We also depend on certain single-source suppliers for materials and services necessary for the manufacture of our product and product candidates. A disruption in the availability of such materials or services from these suppliers could require us to qualify and validate alternative suppliers. If we are unable to locate or establish alternative suppliers, our ability to manufacture our products could be adversely affected and also could cause us to fail to satisfy customer orders or contractual commitments, lead to a termination of one or more of our contracts, lead to delays in our clinical trials or result in litigation or regulatory action against us, any of which could be costly to us and otherwise harm our business.

FDA approval is required for the release of each lot of BioThrax. We will not be able to sell any lots that fail to satisfy the release testing specifications. We must provide the FDA with the results of potency testing before lots are released for sale. We have one mechanism for conducting this potency testing that is reliant on a unique animal strain for which we have no alternative. In developing alternatives, we may face significant regulatory hurdles. In the event of a problem with this strain, if we have not developed alternatives, we would not be able to provide the FDA with required potency testing.

In addition, under our contacts with HHS to deliver doses of BioThrax, we are responsible for shipping. BioThrax and our product candidates must be maintained at a prescribed temperature range during shipping, and variations from that temperature range could result in loss of product and could adversely affect profitability. Delays, lot failures, shipping deviations, spoilage or other loss during shipping could cause us to fail to satisfy customer orders or contractual commitments, lead to a termination of one or more of our contracts, lead to delays in our clinical trials or result in litigation or regulatory action against us, any of which could be costly to us and otherwise harm our business.

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

We have outsourced the operation for filling BioThrax into vials to a single company, Hollister-Stier Laboratories LLC, or Hollister-Stier. Our contract with Hollister-Stier expires on December 31, 2010. We have not established internal redundancy for our filling functions. We have identified and contracted with an additional provider that we believe can handle our filling needs. Before this party may perform filling services for us, it must be qualified and licensed by the FDA. Such qualification and licensure may require use of a significant number of doses of BioThrax for consistency lots and stability testing that we may not be able to sell in the future once testing is complete. If Hollister-Stier is unable to perform filling services for us, we would need to obtain FDA approval of our potential substitute filler, engage, qualify and license an alternative filling company or develop our own filling capabilities. Any new contract filling company or filling capabilities that we acquire or develop will need to obtain FDA approval for filling BioThrax at its facilities. Identifying and engaging a new contract filling company or developing our own filling capabilities and obtaining FDA approval could involve significant time and cost. As a result, we might not be able to deliver BioThrax orders on a timely basis and our revenues could decrease.

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

We currently rely, or plan to rely, on third parties to manufacture the supplies of our vaccine and therapeutic product candidates that we require for preclinical and clinical development, including our anthrax immune globulin therapeutic, anthrax monoclonal therapeutic, Typhella vaccine, tuberculosis vaccine, hepatitis B therapeutic vaccine, and chlamydia vaccine candidates. Any significant delay in obtaining adequate supplies of our product candidates could adversely affect our ability to develop or commercialize these product candidates. For example, in 2008 the initial manufacturer of our anthrax monoclonal therapeutic informed us it was discontinuing contract manufacturing operations and we were forced to secure alternative manufacturing resources.

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

Our development and manufacturing processes involve the use of hazardous materials, including chemicals, bacteria, viruses and radioactive materials, and produce waste products. Accordingly, we are subject to federal, state, local and foreign laws and regulations governing the use, manufacture, distribution, storage, handling, disposal and recordkeeping of these materials. We are also subject to a variety of environmental laws in Michigan regarding underground storage tanks. One such tank on our Lansing campus has leaked in the past. The State of Michigan removed the tank, continues to monitor the situation and has agreed to indemnify us for any resulting liabilities. In the event that the State of Michigan does not indemnify us, or if our insurance does not cover the exposure of any remediation that may be necessary, we may be required to spend significant amounts on remediation efforts. In addition to complying with environmental and occupational health and safety laws, we must comply with special regulations relating to biosafety administered by the Centers for Disease Control and Prevention, or CDC, HHS and the DoD.

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

We hold a number of insurance policies in an effort to protect ourselves against extraordinary or unanticipated costs. Our general liability and excess insurance policies provide for coverage up to annual aggregate limits of $12 million, with coverage of $1 million per occurrence and $2 million in the aggregate for general liability and $10 million per occurrence and in the aggregate for excess liability. The excess liability policy currently has a $10,000 per occurrence deductible. Both policies exclude coverage for liabilities relating to the release of pollutants. We do not currently hold insurance policies expressly providing for coverage relating to our use of hazardous materials other than storage tank liability insurance for our Lansing facility with a $2 million annual aggregate limit and a $25,000 per claim deductible. We hold product liability and clinical trial liability insurance policies for our commercial products and each clinical trial we are conducting in amounts we deem appropriate.

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

The market for sales of BioThrax to customers other than the U.S. government is new and undeveloped, and we may not be successful in generating meaningful sales of BioThrax to these potential customers. To date, we have made only modest sales to these customers. In particular, we have supplied small amounts of BioThrax directly to several foreign governments. In 2007, 2008 and for the nine months ended September 30, 2009, our sales of BioThrax to customers other than the U.S. government represented a small portion of our revenue. If we fail to significantly increase our sales of BioThrax to these customers, our business and opportunities for growth could be materially harmed.

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

Our ability to meet any potential increased demand that develops for sales of BioThrax to customers other than the U.S. government depends on our available production capacity. We use substantially all of our current production capacity at our primary manufacturing facility in Lansing to manufacture BioThrax for current sales to U.S. government customers. Additionally, we have constructed another manufacturing facility at our Lansing campus that is available for production of BioThrax, subject to final qualification and validation activities. To prepare for the event that we obtain significant orders for BioThrax from customers other than the U.S. government that cannot be accommodated by our existing facilities, we may explore additional manufacturing alternatives that would enable us to increase our manufacturing capacity and, as a result, allow us to increase sales of BioThrax to customers other than the U.S. government. If we are successful in this effort, it could be several years until a facility is qualified and validated and able to produce saleable vaccine. If we are unsuccessful in this effort, our opportunities for growth could be limited.

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

Our competitors may develop products that are safer, more effective, have fewer side effects, are more convenient or are less costly than any products that we may develop. Our competitors may also obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours. We believe that our most significant competitors in the area of vaccine and therapeutics are a number of pharmaceutical companies that have vaccine programs, including Merck & Co., which has agreed to merge with Schering-Plough Corporation, GlaxoSmithKline, Sanofi Pasteur, Pfizer, and Novartis, as well as smaller more focused companies engaged in vaccine and therapeutic development, such as Crucell, Cangene, Human Genome Sciences, Soligenix, Dynport Vaccine Company, Elusys, Bavarian Nordic and PharmAthene.

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

The Public Readiness and Emergency Preparedness Act, or PREP Act, which was signed into law in December 2005, creates immunity for manufacturers of biodefense countermeasures when the Secretary of HHS issues a declaration for their manufacture, administration or use. A PREP Act declaration is meant to provide immunity from all claims under state or federal law for loss arising out of the administration or use of a covered countermeasure. Manufacturers are not entitled to protection under the PREP Act in cases of willful misconduct. Upon a declaration by the Secretary of HHS, a compensation fund is created to provide “timely, uniform, and adequate compensation to eligible individuals for covered injuries directly caused by the administration or use of a covered countermeasure.” The “covered injuries” to which the program applies are defined as serious physical injuries or death. Individuals are permitted to bring a willful misconduct action against a manufacturer only after they have exhausted their remedies under the compensation program. Therefore, a willful misconduct action could be brought against us if any individuals exhausted their remedies under the compensation program and thereby expose us to liability. In October 2008, the Secretary of HHS issued a PREP Act declaration identifying BioThrax and our anthrax immune globulin therapeutic candidate as covered countermeasures. We do not know, however, whether the PREP Act will would provide adequate protection or survive anticipated legal challenges to its validity.

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

Our success depends on our continued ability to attract, retain and motivate highly qualified managerial and key scientific personnel. We consider Fuad El-Hibri, chairman of our Board of Directors and our chief executive officer, and Daniel J. Abdun-Nabi, a member of our Board of Directors and our president and chief operating officer, to be key to our BioThrax operations and our efforts to develop and commercialize our product candidates. Both of these key employees are at will employees and can terminate their employment at any time. We do not maintain “key person” insurance on any of our employees.

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

In the United States, BioThrax, our biodefense product candidates and our commercial product candidates are regulated by the FDA as biologics. To obtain approval from the FDA to market our product candidates, we will be required to submit to the FDA a biologics license application, or BLA. Ordinarily, the FDA requires a sponsor to support a BLA with substantial evidence of the product’s safety and effectiveness in treating the targeted indication based on data derived from adequate and well controlled clinical trials, including Phase III safety and efficacy trials conducted in patients with the disease or condition being targeted. However, our biodefense product candidates require slightly different treatment. Specifically, because humans are rarely exposed to anthrax or botulinum toxins under natural conditions, and cannot be intentionally exposed, statistically significant effectiveness of our biodefense product candidates cannot be demonstrated in humans, but instead must be demonstrated, in part, by utilizing animal models before they can be approved for marketing. This is known as the animal rule.

We intend to use the FDA animal rule in pursuit of FDA approval for BioThrax as a post-exposure prophylaxis, our anthrax immune globulin therapeutic candidate, our recombinant botulinum vaccine candidate, our rPA anthrax vaccine, our anthrax monoclonal antibody therapeutic, and our advanced anthrax vaccines. We cannot guarantee that FDA will permit us to proceed with licensure of any of our BioThrax enhancements or our other product candidates under the animal rule. Even if we are able to proceed pursuant to the animal rule, FDA may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies, refuse to approve our products, or place restrictions on our ability to commercialize those products.

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

If our competitors are able to obtain orphan drug exclusivity for their products that are the same as our products, we may precluded from selling or obtaining approval of our competing products by the applicable regulatory authorities for a significant period of time.

If one of our competitors obtains orphan drug exclusivity for an indication for a product that competes with one of the indications for one of our product candidates before we obtain orphan drug designation, and if the competitor’s product is the same drug as ours, the FDA would be prohibited from approving our product candidate for the same orphan indication unless we demonstrate that our product is clinically superior or the FDA determines that the holder of the orphan drug exclusivity cannot assure the availability of sufficient quantities of the drug. We have obtained orphan drug status from the FDA for our anthrax immune globulin therapeutic product candidate; however none of our other products or product candidates has been designated as orphan drugs and there is no guarantee that the FDA will grant such designation in the future. Even if we obtain orphan drug exclusivity for one or more indications for one of our product candidates, we may not be able to maintain it. For example, if a competitive product that is the same drug or biologic as our product is shown to be clinically superior to our product, any orphan drug exclusivity we may have obtained will not block the approval of that competitive product.

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

For each of our product candidates, we plan to evaluate the merits of retaining commercialization rights or entering into collaboration arrangements with leading pharmaceutical or biotechnology companies or non-governmental organizations. We expect that we will selectively pursue collaboration arrangements in situations in which the collaborator has particular expertise or resources for the development or commercialization of our products and product candidates or for accessing particular markets.

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

Our success, particularly with respect to our commercial business, will depend in large part on our ability to obtain and maintain protection in the U.S. and other countries for the intellectual property covering or incorporated into our technology and products. This protection is very costly. The patent situation in the field of vaccine and therapeutic development and other pharmaceuticals generally is highly uncertain and involves complex legal and scientific questions.

We may not be able to obtain additional issued patents relating to our technology or products. Even if issued, patents may be challenged, narrowed, invalidated or circumvented, which could limit our ability to stop competitors from marketing similar products or limit the duration of patent protection we may have for our products. Changes in patent laws or administrative patent office rules or changes in interpretations of patent laws in the U.S. and other countries may diminish the value of our intellectual property or narrow the scope of our patent protection, or result in costly defense measures.

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

In another example, we licensed an oligonucleotide adjuvant, CpG 7909, for use in our advanced anthrax vaccine candidates from Coley Pharmaceuticals. Coley, which was subsequently acquired by Pfizer, Inc., is responsible for prosecuting, maintaining and defending these licensed patent rights. Coley recently notified us that a patent interference had been declared in the U.S. Patent and Trademark Office between our licensed patent and a third party patent application, which could result in revocation of the patent we have licensed. We may not know the outcome for a considerable period of time.

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

There has been substantial litigation and other proceedings regarding patent and other intellectual property rights in the biotechnology and pharmaceutical industries. For example, Bavarian Nordic sued Acambis for patent infringement and other claims arising out of Acambis’ manufacture of the modified vaccinia Ankara virus, or MVA, as a smallpox vaccine for biodefense use by the U.S. government. We have a strain of MVA that we are evaluating as a platform technology and a tuberculosis vaccine candidate that is based on another strain of MVA, both of which are distinct from the Acambis strain. Bavarian Nordic claimed that its patents broadly covered the manufacture of MVA-based biological products and that Bavarian Nordic had rights in the biological materials used by Acambis. That litigation was terminated by a settlement and consent order filed by the parties with the U.S. International Trade Commission, or ITC, in August 2007 and subsequently published in the U.S. Federal Register. According to the published terms of the consent order, Acambis agreed not to import or sell within the U.S. its ACAM 3000 vaccine product, and further agreed not to challenge the validity or enforceability of certain Bavarian Nordic patents. Bavarian Nordic subsequently sued Oxford BioMedica PLC, Oxford BioMedica Ltd. and Biomedica Inc., collectively Oxford BioMedica, alleging that Oxford BioMedica has infringed certain Bavarian Nordic U.S. patents by making, using, and importing, and inducing others to use Oxford BioMedica’s experimental drug TroVax®, which is an MVA-based therapeutic cancer vaccine. The original lawsuit against Oxford BioMedica was dismissed in January 2009. However, Bavarian Nordic filed a new lawsuit against Oxford BioMedica in January 2009 that remains pending. Bavarian Nordic also filed legal proceedings against the Bavarian State Ministry of the Environment, Public Health and Consumer Protection, or StMUGV, in which Bavarian Nordic challenged StMUGV’s ownership rights to the MVA in its possession. This lawsuit was dismissed and an appeal by Bavarian Nordic was withdrawn in June 2009. We have licensed from StMUGV rights to materials and technology related to MVA. Our MVA platform technology, which has the potential to be used as a viral vector for delivery of certain vaccine antigens for different disease-causing organisms, is based on these rights.

Our ability to use our MVA platform technology, or to develop and manufacture MVA-based products such as our tuberculosis product candidate, could be negatively affected by pending or future patent infringement litigation or other legal actions brought by Bavarian Nordic or other parties challenging our rights to use MVA materials or technology. To protect our interests, we have filed oppositions in the European Patent Office against four of Bavarian Nordic’s patents covering certain aspects of the MVA technology. The European Patent Office has called for hearings in two of these oppositions to be held in April 2010. We are also a party to a trademark invalidation proceeding in the U.S. and certain foreign trademark offices. In addition, we may in the future become party to trademark invalidation or interference proceedings. The cost to us of any patent litigation or other proceeding, even if resolved in our favor, could be substantial. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their substantially greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace. Patent litigation and other proceedings may also absorb significant management time.

Risks Related to Our Acquisition Strategy

Our strategy of generating growth through acquisitions may not be successful.

Since our inception we have pursued an acquisition strategy to build our business. We commenced operations in September 1998 through an acquisition of rights to BioThrax, vaccine manufacturing facilities at a multi-building campus on approximately 12.5 acres in Lansing and vaccine development and production know-how from the Michigan Biologic Products Institute. We acquired a portion of our pipeline of vaccine and therapeutic product candidates through our acquisition of ViVacs GmbH in 2006 and Microscience Limited in 2005 and our acquisition of substantially all of the assets of Antex Biologics, Inc. in 2003.

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

Mr. El-Hibri has the ability to control the election of the members of our Board of Directors through his ownership interests among our significant stockholders. As of October 30, 2009, Mr. El-Hibri was the beneficial owner of approximately 41% of our outstanding common stock. Because Mr. El-Hibri has significant influence over the election of the members of our board, and because of his substantial control of our capital stock, Mr. El-Hibri will likely have the ability to delay or prevent a change of control of us that may be favored by other directors or stockholders and otherwise exercise substantial control over all corporate actions requiring board or stockholder approval, including any amendment of our certificate of incorporation or by-laws. The control by Mr. El-Hibri may prevent other stockholders from influencing significant corporate decisions and may result in conflicts of interest that could cause our stock price to decline.

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

Our stock price has been, and is likely to continue to be, volatile. From November 15, 2006, when our common stock first began trading on the New York Stock Exchange, through October 30, 2009, our common stock has traded as high as $27.00 per share and as low as $4.40 per share. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Moreover, holders of an aggregate of approximately 11.7 million shares of our common stock outstanding as of October 30, 2009 have the right to require us to register these shares of common stock under specified circumstances.

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

Date: November 5, 2009

By:	/s/ R. Don Elsey
R. Don Elsey
Sr. Vice President Finance, Chief Financial
Officer and Treasurer
(Principal Financial and Accounting Officer)

Date: November 5, 2009

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