Form 10-K
period 2009-12-31
Emergent BioSolutions Inc.
filed 2010-03-05
CIK 1367644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                                                       to

Commission file number: 001-33137

EMERGENT BIOSOLUTIONS INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	14-1902018
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

2273 Research Boulevard, Suite 400, Rockville, Maryland	20850
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (301) 795 - 1800
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common stock, $0.001 par value per share	New York Stock Exchange
Series A junior participating preferred stock purchase rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.
See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐                                           Accelerated filer ☒                                Non-accelerated filer ☐     Smaller  reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2009 was approximately $212,378,000 based on the price at which the registrant’s common stock was last sold on that date as reported on the New York Stock Exchange.

As of February 26, 2010, the registrant had 30,859,259 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2010 annual meeting of stockholders scheduled to be held on May 20, 2010, which is expected to be filed with the Securities and Exchange Commission not later than 120 days after the end of the registrant’s fiscal year ended December 31, 2009, are incorporated by reference into Part III of this annual report on Form 10-K. With the exception of the portions of the registrant’s definitive proxy statement for its 2010 annual meeting of stockholders that are expressly incorporated by reference into this annual report on Form 10-K, such proxy statement shall not be deemed filed as part of this annual report on Form 10-K. BioThrax®, spi-VEC™, MVAtor™ and Typhella™ are the registrant’s trademarks. Each of the other trademarks, trade names or service marks appearing in this annual report on Form 10-K are the property of their respective owners.

EMERGENT BIOSOLUTIONS INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

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

These forward-looking statements include, among other things, statements about:

•	our ability to perform under our contracts with the U.S. government for sales of BioThrax® (Anthrax Vaccine Adsorbed), our FDA-approved anthrax vaccine, including the timing of deliveries;
•	our plans for future sales of BioThrax, including our ability to obtain new contracts with the U.S. government;
•	our plans to pursue label expansions and improvements for BioThrax;
•	our ability to win a development award with the U.S. government for our recombinant protective antigen anthrax vaccine product candidate;
•	our ability to win an award with the U.S. government for the scale-up, qualification and validation of our new manufacturing facility in Lansing, Michigan for the manufacture of BioThrax;
•	our plans to expand our manufacturing facilities and capabilities;
•	the rate and degree of market acceptance and clinical utility of our products;
•	our ongoing and planned development programs, preclinical studies and clinical trials;
•	our ability to identify and acquire or in-license products and product candidates that satisfy our selection criteria;
•	the potential benefits of our existing collaborations and our ability to selectively enter into additional collaborative arrangements;
•	the timing of and our ability to obtain and maintain regulatory approvals for our product candidates;
•	our commercialization, marketing and manufacturing capabilities and strategy;
•	our intellectual property portfolio; and
•	our estimates regarding expenses, future revenues, capital requirements and needs for additional financing.

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

You should read this annual report, including the documents that we have incorporated by reference herein or filed as exhibits hereto, completely and with the understanding that our actual future results may be materially different from what we expect. We disclaim any obligation to update any forward-looking statements.

PART I

ITEM 1.	BUSINESS

Overview

We are a biopharmaceutical company focused on the development, manufacture and commercialization of vaccines and antibody therapies that assist the body’s immune system to prevent or treat disease. For financial reporting purposes, we operate in two principal business segments: biodefense and commercial. Our biodefense segment focuses on vaccines and antibody therapies for use against biological agents that are potential weapons of bioterrorism and biowarfare, while our commercial segment focuses on vaccines and antibody therapies targeting infectious diseases that represent significant unmet or underserved public health needs.

We are currently focused on vaccines and antibody therapies targeting the following disease areas: anthrax, tuberculosis, typhoid, influenza and chlamydia. Set forth below is a list of each of our products or product candidates that are designed to address these disease areas.

Anthrax

BioThrax — also referred to as Anthrax Vaccine Adsorbed, is the only vaccine approved by the U.S. Food and Drug Administration, or FDA, for the prevention of anthrax disease. BioThrax is approved for pre-exposure prevention of anthrax disease by all routes of exposure, including inhalation.

BioThrax related programs — initiatives designed to further improve BioThrax as a medical countermeasure, and include seeeking approval for use as a post-exposure prophylaxis against anthrax disease in combination with antibiotic treatment, extending expiry dating from four years to five years and reducing the number of required doses from five to three. We are also developing a BioThrax dual adjuvant vaccine product candidate designed to provide rapid immunity, in part with funding from the National Institute of Allergy and Infectious Diseases, or NIAID, and the Biomedical Advanced Research and Development Authority, or BARDA.

rPA vaccine — an anthrax vaccine product candidate that is composed of a purified recombinant protective antigen, or rPA, protein with an aluminum hydroxide adjuvant.

Double-mutant rPA vaccine — an anthrax vaccine product candidate based on a double-mutant form of rPA combined with adjuvant CpG 7909 and an aluminum hydroxide adjuvant, which we are developing in part with funding from NIAID and BARDA.

Anthrax immune globulin therapeutic — a therapeutic antibody product candidate for the treatment of symptomatic anthrax disease, which we are developing in part with funding from NIAID and for which we initiated a Phase I/II clinical trial and pilot animal studies in 2009.

Anthrax monoclonal antibody therapeutic — a human monoclonal antibody product candidate for treatment of patients who present symptoms of anthrax disease, which we are developing in part with funding from NIAID and BARDA.

        Tuberculosis

Tuberculosis vaccine — a single-dose, injectable vaccine product candidate for use in persons who have been vaccinated with Bacille Calmette-Guerin, or BCG, the vaccine currently available against tuberculosis, for which we have commenced a Phase IIb clinical trial in South Africa that is expected to conclude in 2012, and which we are developing as part of our joint venture with the University of Oxford with funding and services from The Wellcome Trust and the Aeras Global Tuberculosis Vaccine Foundation.

Typhoid

Typhella™ (typhoid vaccine live oral ZH9) — a single-dose, drinkable vaccine product candidate that we are developing with funding from the Wellcome Trust, for which we have completed Phase I clinical trials in the United States, the United Kingdom and Vietnam, and Phase II clinical trials in Vietnam and the United States.

Influenza

Influenza vaccine — a vaccine product candidate for prevention of influenza strains across multiple seasons.

Chlamydia

Chlamydia vaccine — a vaccine product candidate designed to prevent disease caused by clinically relevant strains of Chlamydia trachomatis.

We have derived substantially all of our product revenues from sales of BioThrax to the U.S. Department of Defense, or DoD, and the U.S. Department of Health and Human Services, or HHS, and expect for the foreseeable future to continue to derive substantially all of our product revenues from the sale of BioThrax to U.S. government customers. Product revenues were $217.2 million in 2009, $169.1 million in 2008 and $169.8 million in 2007. We are focused on increasing sales of BioThrax to U.S. government customers, expanding the market for BioThrax to other international and domestic customers and pursuing label expansions and improvements for BioThrax.

We also seek to advance development of our product candidates through external funding arrangements. Revenues from contracts and grants were $17.6 million in 2009, $9.4 million in 2008 and $13.1 million in 2007. We continue to actively pursue additional government-sponsored development contracts and grants and to encourage both governmental and non-governmental agencies and philanthropic organizations to provide development funding or to conduct clinical studies of our product candidates.

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

Our Strategy

Our goal is to become a leading, fully integrated biopharmaceutical company focused on the manufacture, development and commercialization of vaccines and antibody therapies that assist the body’s immune system to prevent or treat disease.  We are focused on four key strategic priorities to achieve this goal and drive our long-term growth.  These priorities are:

Expand anthrax franchise. We derive several benefits from our anthrax-related business that are typically not present in a non-governmentally funded setting.  For example, many of our costs of development are reimbursed by the U.S. government, reducing our risk and in some cases also providing a profit margin for our development work.  We believe that if the government supports the development of a biodefense product candidate, it will be more likely to procure that product.  Furthermore, cash flows generated by BioThrax sales fund our development efforts, which we believe gives us an advantage over many of our competitors that rely primarily on non-governmental external sources of funds. We are focused on increasing sales of BioThrax to the U.S. government, creating new markets for BioThrax domestically and internationally and pursuing label expansions and improvements for BioThrax. Product candidates in our anthrax franchise, such as our anthrax immune globulin therapeutic, human monoclonal antibody therapeutic, and rPA vaccine, have the potential to generate product revenue in advance of marketing approval.

Grow immune-related product pipeline using platform technologies. Focusing on platform technologies can help optimize our research and development investment.  Our live attenuated modified vaccinia Ankara virus, or MVA, platform technology can potentially be used as a viral vector for delivery of multiple vaccine antigens for different disease-causing organisms using recombinant technology.  Development of multiple product candidates on a common platform enables us to build on common expertise in process development and manufacturing scale-up, leverage platform manufacturing facilities and, we believe, establish proprietary and competitive advantages.  We anticipate conducting proof-of-concept studies in new product candidates using our proprietary MVA platform, and may consider opportunistic acquisitions of additional platform technologies.

Expand core biologics manufacturing capabilities. Since 1998, we have manufactured BioThrax at our vaccine manufacturing facility in Lansing, Michigan. To augment our existing manufacturing capabilities, we constructed a 50,000 square foot manufacturing facility on our Lansing campus. In October 2009, we submitted a proposal to BARDA for scaleup, qualification, validation and licensure of BioThrax in this facility.  In late 2009, we purchased a 56,000 square foot manufacturing facility in Baltimore, Maryland.  We expect to use this facility to support our future product development and manufacturing needs, and are currently renovating and improving this facility so that it will be capable of supporting development of our product candidates.  We also anticipate using a commercial manufacturing partner for the manufacture of one or more of our commercial products, and may explore additional alternatives to support the manufacture of our platform products.  Our employees possess manufacturing, quality and regulatory expertise that we believe provides advantages in bringing new products to market, and provides us with a competitive advantage.

Complement organic growth with strategic acquisitions. We seek to obtain product candidates through acquisitions and licensing arrangements with third parties, with a primary focus on late-stage development programs. This approach enables us to avoid the expense and time entailed in early-stage research activities and, we believe, to minimize product development and commercialization risks and may enable us to accelerate product development timelines. Specifically, we are primarily seeking to acquire one or more additional product candidates either in Phase III clinical trials or that are well positioned for entry into Phase III clinical trials in the near term. We are also seeking to in-license one or more novel antigens for development using our platform technology. Additionally, we may announce, from time to time, the acquisition or license of approved or early stage product candidates or the entry into collaborations to continue to grow our product portfolio.

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

The market for biodefense countermeasures, including vaccines and antibody therapies, has grown dramatically as a result of the increased awareness of the threat of global terror activity in the wake of the September 11, 2001 terrorist attacks and the October 2001 anthrax letter attacks. Most U.S. government spending on biodefense programs is in the form of development funding from NIAID, BARDA and the DoD (including the Defense Advanced Research Projects Agency, or DARPA), and procurement of countermeasures by BARDA, the Centers for Disease Control, or CDC, and the DoD. The U.S. government is now the largest source of development and procurement funding for academic institutions and biotechnology companies conducting biodefense research or developing vaccines and immunotherapies directed at potential agents of bioterror or biowarfare.

The Project BioShield Act, which became law in 2004, authorizes the procurement of countermeasures for chemical, biological, radiological and nuclear attacks for the Strategic National Stockpile, or SNS, which is a national repository of medical assets and countermeasures designed to provide federal, state and local public health agencies with medical supplies needed to treat those affected by terrorist attacks, natural disasters, industrial accidents and other public health emergencies. Project BioShield provided appropriations of $5.6 billion to be expended over ten years into a special reserve fund. The Pandemic and All-Hazards Preparedness Act, passed in 2006, established BARDA as the agency responsible for awarding procurement contracts for biomedical countermeasures and providing development funding for advanced research and development in the biodefense arena, supplements the funding available under Project BioShield for chemical, biological, radiological and nuclear countermeasures, and provides funding for infectious disease pandemics. Funding for BARDA is provided by annual appropriations by Congress. Congress also appropriates annual funding for the CDC for the procurement of medical assets and countermeasures for the SNS and for NIAID to conduct biodefense research. This appropriation funding supplements amounts available under Project BioShield.

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

Although we have had modest sales to these markets to date, we believe that they may comprise an important growth opportunity for the overall biodefense market in the future.

Scientific Background

The human body’s immune system provides protection against pathogens, such as bacteria and viruses, through immune responses that are generated by a type of white blood cell known as lymphocytes. Immune responses that depend on lymphocyte recognition of components of pathogens, called antigens, have two important characteristics. First, these immune responses are specific, which means that lymphocytes recognize particular antigens on pathogens. Second, these immune responses induce memory so that when the antigen is encountered again, the immune response to that antigen is recalled. Generally, there are two types of specific immune responses: humoral immune response and cell-mediated immune response. Humoral immunity is provided by proteins, known as antibodies or immunoglobulins, that are produced by specific lymphocytes. Antibodies are effective in dealing with pathogens before the pathogens enter cells. Cell-mediated immunity is provided by lymphocytes that generally deal with threats from cells that are already infected with pathogens by directly killing infected cells or by interacting with other immune cells to initiate the production of antibodies or activating cells that kill and eliminate infected cells.

A vaccine is normally given to a healthy person as a prophylaxis in order to generate an immune response that will protect against future infection and/or disease caused by a specific pathogen. Following vaccination against a specific disease, the immune system’s memory of antigens induced by the vaccine allows for a protective immune response to be generated against the pathogen when encountered in the future. The use of a vaccine to stimulate a person’s immune system to generate a protective response is termed active immunization.

An immune globulin, also known as a polyclonal antibody, is a therapeutic that provides an immediate protective effect. Immune globulin is normally made by collecting plasma from individuals who have contracted a particular disease or who have been vaccinated against a particular disease and whose plasma contains a mixture of protective antibodies.  This mixture can be composed of antibodies that recognize and bind to different pathogen antigens or antibodies that recognize and bind to different sites on a single antigen. These polyclonal antibodies are isolated by fractionation of the plasma, purified and then administered either intravenously or by intramuscular injection to patients.

A monoclonal antibody is also a therapeutic that provides an immediate protective effect.  However, unlike immune globulins, which can recognize and bind to multiple antigens, monoclonal antibodies are specific to a single antigen and are generally produced in cell culture rather than collected from humans.  Monoclonal antibodies are administered either intravenously or by intramuscular injection to patients.

Because it normally takes several weeks for the immune system to generate antibodies after vaccination, immune globulins and monoclonal antibodies are used in situations in which it is not possible to wait for active immunization to generate the protective immune response. This use of immune globulins and monoclonal antibodies is therefore termed passive immunization.

Products

The following table summarizes key information about our marketed product, BioThrax, and our product candidates. We use multiple technologies to develop our product candidates, including bacterial fermentation, cell culture and recombinant DNA technologies. For each program, we select and apply the technology that we believe is best suited to address the particular disease based on our evaluation of factors such as safety, efficacy, manufacturing requirements, regulatory pathway and cost. We currently hold commercial rights to BioThrax and the product candidates listed below.

Disease	Product or Candidate	Description	Stage of Development
Anthrax	BioThrax	The only FDA approved vaccine for pre-exposure prevention of anthrax disease	FDA approved
	rPA vaccine*	Pre/post-exposure prophylactic	Phase II
	Double-mutant rPA vaccine*	Pre/post-exposure prophylactic	Preclinical
	Immune globulin*	Therapeutic	Phase I/ II
	Monoclonal antibody*	Therapeutic	Preclinical

Tuberculosis	Tuberculosis vaccine	Prophylactic	Phase II

Typhoid	Typhella™ (typhoid vaccine live oral ZH9)	Prophylactic	Phase II

Influenza	Recombinant virally vectored influenza vaccine	Prophylactic	Preclinical

Chlamydia	Chlamydia vaccine	Prophylactic	Preclinical

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

No assessment of the safety or efficacy of our product candidates can be considered definitive until all clinical trials needed to support a submission for marketing approval are completed and a license is granted by the FDA. The results of our completed preclinical tests and Phase I and Phase II clinical trials do not ensure that our ongoing and planned later stage clinical trials for our product candidates will be successful. A failure of one or more of our clinical trials can occur at any stage of testing.

The results of a clinical trial are statistically significant if they are unlikely to have occurred by chance. We have determined the statistical significance of clinical trial results based on a widely used, conventional statistical method that establishes the P value of the results. Under this method, a P value of 0.05 or less represents statistical significance. Immune responses observed in a group of vaccine trial participants can be compared with those observed in other groups of trial participants or with an assumed response rate. Immunogenicity alone does not establish efficacy for purposes of regulatory approval. Immunogenicity data only provide indications of potential efficacy and are neither required nor sufficient to enable a product candidate to proceed to Phase II or later stages of clinical development. Phase I clinical trials are required to establish the safety of a product candidate, not its immunogenicity, before Phase II clinical trials may begin.

Anthrax

Disease overview. Anthrax is a potentially fatal disease caused by the spore forming bacterium Bacillus anthracis. Anthrax bacteria are naturally occurring, and spores are found in soil throughout the world. Anthrax spores can withstand extreme heat, cold and drought for long periods. Anthrax infections occur if the spores enter the body through a cut, abrasion or open sore, or by ingestion or inhalation. Once inside the body, anthrax spores germinate into anthrax bacteria that then multiply. Anthrax bacteria secrete three proteins: protective antigen, lethal factor and edema factor. Each of these proteins individually are non-toxic, but if allowed to interact on the surface of human or animal cells, they can form the highly potent toxins known as lethal toxin (protective antigen and lethal factor) or edema toxin (protective antigen and edema factor).

Cutaneous anthrax, although rare in the United States, is the most common type of naturally acquired anthrax. Cutaneous anthrax is typically acquired through contact with contaminated animals and animal products. The fatality rate for untreated cases of cutaneous anthrax is estimated to be approximately 20%.

Gastrointestinal anthrax is also a rare form of anthrax. Gastrointestinal anthrax is generally acquired through the consumption of meat and other food products contaminated with anthrax spores.

Inhalational anthrax is the most lethal form of anthrax. We believe that aerosolized anthrax spores are the most likely method to be used in a potential anthrax bioterrorism attack. Inhalational anthrax has been reported to occur from one to 43 days after exposure to aerosolized spores. Initial symptoms of inhalational anthrax are non-specific and may include sore throat, mild fever, cough, malaise, or weakness, lasting up to a few days. After a brief period of improvement, the release of anthrax toxins may cause an abrupt deterioration in the health of the infected person, with the sudden onset of symptoms, including fever, shock and respiratory failure as the lungs fill with fluids. Hemorrhagic meningitis is common. Death often occurs within 24 hours of the onset of advanced respiratory complications. The fatality rate for inhalational anthrax is estimated to be between 45% and 90%, depending on whether aggressive, early treatment is provided.

Market opportunity and current treatments. To date, the principal customer for anthrax medical countermeasures has been the U.S. government, specifically HHS and the DoD. We believe that federal, state and local governments and allied foreign governments are significant potential customers for anthrax medical countermeasures.

The only FDA-approved vaccine for pre-exposure prophylaxis against anthrax disease is BioThrax. The only FDA-approved products for post-exposure prophylaxis against anthrax disease are antibiotics, which are typically administered over a 60-day period. Antibiotics are effective against anthrax post-exposure by killing the anthrax bacteria before the bacteria can release anthrax toxins into the body. However, antibiotics are not effective against anthrax toxins once the toxins are present in the body. Antibiotics also are ineffective against anthrax spores that are in the body and that remain dormant following exposure. Anthrax spores may remain in the body, for extended periods, which can potentially germinate into anthrax bacteria after antibiotic treatment has ended and lead to infection and disease. Infection may also occur if patients do not adhere to the prolonged course of antibiotic treatment or are not able to remain on antibiotics for extended periods of time. In addition, antibiotics may not be effective against antibiotic resistant strains of anthrax. Because of these limitations, the CDC has recommended administering BioThrax in combination with antibiotics under an investigational new drug application, or IND, with informed consent of the patient as a post-exposure prophylaxis against anthrax disease as an emergency public health intervention. BioThrax may also be administered in a post-exposure setting without informed consent under an Emergency Use Authorization, or EUA, which can be issued in the event of a declared emergency by the commissioner of the FDA.

Although BioThrax is not currently approved by the FDA for post-exposure prophylaxis, we are pursuing a label expansion for this indication. We are also developing an anthrax immune globulin therapeutic product candidate and an anthrax monoclonal antibody therapeutic product candidate, both of which are designed for treatment of symptomatic patients. Several other companies also are developing post-exposure anthrax therapeutic products. We intend to progress the development of and pursue development and procurement contracts for both our anthrax immune globulin and monoclonal therapeutic product candidates.  We believe that anthrax therapeutics would be eligible to be procured by HHS under Project BioShield for inclusion in the SNS prior to receiving marketing approval, provided that the specific product candidate is deemed to be licensable.

BioThrax and BioThrax Related Programs

BioThrax. BioThrax is the only FDA-approved vaccine for the prevention of anthrax disease. It is approved by the FDA as a pre-exposure prophylaxis for use in adults who are at high risk of exposure to anthrax spores. BioThrax is manufactured from a sterile culture filtrate, made from a non-virulent strain of Bacillus anthracis. Based on its current product labeling, BioThrax is administered by intramuscular injection in five doses over an 18-month period, with an annual booster dose recommended thereafter. After the initial dose, four additional doses are given at one, six, 12 and 18 months. BioThrax includes aluminum hydroxide as an adjuvant. BioThrax is not currently approved as a post-exposure prophylaxis. Following the October 2001 anthrax letter attacks, however, the CDC provided BioThrax under an IND protocol for administration as a post-exposure prophylaxis on a voluntary basis to Capitol Hill employees and certain others who may have been exposed to anthrax.

As with any pharmaceutical product, the use of vaccines carries a risk of adverse health effects that must be weighed against the expected health benefit of the product. The adverse reactions that have been associated with the administration of BioThrax are similar to those observed following the administration of other adult vaccines and include local reactions, such as redness, swelling and limitation of motion in the inoculated arm, and systemic reactions, such as headache, fever, chills, nausea and general body aches. In addition, some serious adverse events have been reported to the vaccine adverse event reporting system, or VAERS, database maintained by the CDC and the FDA with respect to BioThrax. The report of any such adverse event to the VAERS database is not proof that the vaccine caused such an event. These putative serious adverse events, including diabetes, heart attacks, autoimmune diseases, Guillain-Barre syndrome, lupus, multiple sclerosis, lymphoma and death, have not been causally linked to the administration of BioThrax.  In June 2009, we received approval from the FDA of our supplemental biologics license application, or BLA, to extend the expiry dating of BioThrax from three years to four years, which will allow BioThrax to be stockpiled for a longer period of time.

BioThrax Related Programs

•
Reduced dosing schedule. The CDC completed a clinical trial in December 2009 to evaluate whether as few as three doses of BioThrax administered over six months, with booster doses up to three years apart, will confer an adequate immune response. The CDC trial assessed 1,563 healthy civilian men and women between the ages of 18 and 61, randomized to one of six groups: Group A (original vaccination schedule of 0, 2, 4 weeks, and 6, 12, 18 months with annual boosters out to 42 months), Group B (same schedule as Group A, but all vaccinations given by intramuscular route), Group C (same as Group B, but with 2-week dose dropped), Group D (same as Group B, but with 2-week, 12- and 30-month doses dropped), Group E (same as Group B, but with 2-week, 12-, 19-, and 30-month doses dropped), and the control group that received saline placebo.  According to the statistical analysis plan of the trial, a switch in the dosing schedule would be justified by demonstrated non-inferiority of immune response of the test arm with a modified vaccination schedule (Group C, D, or E) to the original approved schedule (Group A).  The primary endpoints for comparison to determine non-inferiority were (1) geometric mean antibody titer (GMT), (2) geometric mean antibody concentration (GMC), and (3) the proportion of subjects achieving 4-fold increase in antibody titer after vaccination. Noninferiority had to be demonstrated for all primary endpoints in order to support the use of specific regimens. In accordance with applicable regulatory guidance and the FDA’s recommendations to the CDC on trial design, all non-inferiority tests were done at the 0.025 significance level to insure that results were not due to random variation.  A conclusion of non-inferiority, to be accepted by the FDA, required that the upper limits of 95% confidence intervals be less than 1.5 for GMT and GMC ratios (i.e. Group A/Group C, D, or E) and less than 0.1 for differences in proportions of subjects achieving 4-fold increase in antibody titer (i.e. Group A – Group C, D, or E).   In this trial, the immunogenicity for Group C, Group D, and Group E were all non-inferior to Group A for all primary endpoints.  Based on these results, we expect to file a supplement to our BLA requesting a change in the label to vaccinate people using a 0, 1, 6 month schedule, with triennial boosters.

In this trial, the intramuscular route of administration resulted in significantly fewer adverse events when compared to the subcutaneous route for six of the eight solicited local (injection site) adverse events (warmth, tenderness, erythema, swelling, bruising and itching).  Intramuscular administration resulted in a shorter duration of the adverse event than subcutaneous administration for the same six solicited adverse events.  Few statistically significant differences were detected in the occurrence of systemic adverse events between the intramuscular treatment groups and the subcutaneous treatment group.

•
Expanded label indication to include post-exposure prophylaxis. We plan to seek approval of BioThrax for post-exposure prophylaxis against anthrax disease, to be administered along with antibiotics.  In October 2007, we completed a human clinical trial of BioThrax for post-exposure indication using the anticipated dosing schedule of three doses of BioThrax given two weeks apart  to collect data that, in combination with data from our non-clinical studies, will be used to design our anticipated pivotal human clinical trial. Emergent is employing he FDA animal rule to attempt to demonstrate efficacy of BioThrax in an anthrax post-exposure setting.  We have conducted non-clinical studies for a post-exposure indication to evaluate the effect of a humanized dose of BioThrax in combination with antibiotics compared to antibiotics alone in rabbits exposed by inhalation to anthrax spores.

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

These results were consistent with an earlier animal test conducted by the U.S. Army Medical Research Institute of Infectious Diseases, or USAMRIID, involving the administration of BioThrax in combination with an antibiotic to non-human primates infected with anthrax. We have also completed pre-exposure active immunization studies in rabbits and non-human primates.  We believe that the data from our planned non-clinical efficacy studies, together with the human immunogenicity data, if favorable, will be sufficient to support the filing with the FDA of a BLA supplement for marketing approval of BioThrax for the post-exposure indication. In February 2007, the FDA granted Fast Track designation for BioThrax as a post-exposure prophylaxis against anthrax disease. In September 2007, BARDA awarded us up to $11.5 million in development funding for this indication, $8.8 million of which was paid in the fourth quarter of 2007. We are currently engaged in discussions with the FDA regarding further steps to secure a post-exposure prophylaxis indication.

•
BioThrax dual adjuvant vaccine.  We are developing, in part with funding from NIAID and BARDA, a product candidate based on BioThrax combined with CpG 7909, an adjuvant that we licensed from Pfizer, Inc. We anticipate that this candidate will, among other things, have one or more of the following advanced characteristics: reduced number of doses required to produce a protective immune response, room temperature storage, enhanced immune response, longer expiry dating or a novel delivery method. We previously collaborated with Coley Pharmaceuticals, the owner of CpG 7909 before its sale to Pfizer, to conduct a double-blind Phase I clinical trial of BioThrax combined with CpG 7909 that was funded by DARPA. That trial, which was completed in 2005 and involved 69 healthy volunteers, was designed to evaluate the safety and immunogenicity of this product candidate compared to BioThrax alone and to CpG 7909 alone. In this Phase I trial, the product candidate was administered in three doses by intramuscular injection at two week intervals, and elicited an enhanced immune response. We have obtained additional U.S. government funding to supplement the further development of this vaccine product candidate.

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

        Additional Anthrax Product Candidates

•
rPA vaccine. We are developing a recombinant form of the protective antigen protein as an anthrax vaccine. This vaccine contains purified rPA formulated with an aluminum hydroxide adjuvant and is designed to induce antibodies that neutralize anthrax toxins in a manner similar to BioThrax. The vaccine product candidate is based on development work at USAMRIID. Our rPA vaccine product candidate has been the subject of two research and development grants from NIAID totaling approximately $100 million. It has also been evaluated in one Phase II clinical trial, but this trial did not achieve statistically significant results due to product stability issues.  We believe these stability issues have since been resolved, and that future trials will not be adversely affected by stability concerns.  In December 2009, BARDA cancelled a previously issued procurement request for proposal, or RFP, for an rPA vaccine for the SNS in favor of a Broad Agency Announcement, or BAA, for rPA vaccine development. We submitted a proposal responding to the BAA in January 2010 to develop our product candidate.

•
Double-mutant rPA vaccine. We are developing an anthrax vaccine product candidate based on a double-mutant form of rPA, or dmPA, combined with CpG 7909 and Alhydrogel, an aluminum hydroxide adjuvant.  In September 2009, we received an award from NIAID under the American Recovery and Reinvestment Act that included funding for development of a dry powder formulation and for the manufacture of bulk drug substance and final drug product in a current Good Manufacturing Practice, or cGMP, environment.  We expect our development efforts for this product candidate to continue throughout 2010.

•
Immune globulin therapeutic. We are developing a human anthrax immune globulin, or AIG, therapeutic product candidate, which is a polyclonal antibody therapeutic, as a treatment for patients who have been exposed to anthrax spores and who present with symptoms of anthrax disease. We expect that, if approved, this product candidate would be prescribed as an intravenous infusion either as a monotherapy or in conjunction with a regimen of antibiotics. We are developing our anthrax immune globulin therapeutic product candidate using plasma produced by healthy donors who have been immunized with BioThrax. We have engaged Talecris Biotherapeutics, Inc. to fractionate, purify and fill our AIG at its FDA-approved facilities, and have manufactured three full-scale lots under cGMP conditions using the validated and approved process at Talecris. We plan to rely on the FDA’s animal rule to support approval of this product candidate.

In March 2009, we commenced a Phase I/II clinical trial to evaluate the safety and pharmacokinetics of our anthrax immune globulin therapeutic product candidate in healthy human volunteers. We expect to complete dosing in this trial in October 2010. In addition, we are continuing to conduct non-clinical efficacy studies.  NIAID has provided us grant and contract funding for a combination of initiatives, including studies designed to assess the tolerability, pharmacokinetics and efficacy of this product candidate in non-clinical studies, the development and validation of product assays, and a human clinical trial to evaluate safety and pharmacokinetics. We are currently assessing applicable regulatory requirements in order to make a determination regarding further development of this product candidate.

•
Monoclonal antibody therapeutic.  We are developing a human monoclonal antibody therapeutic product candidate as an intravenous treatment for patients who present with symptoms of anthrax disease.  The development of this product candidate is being funded in part by BARDA under our contract with NIAID to support efficacy testing in non-clinical studies and the establishment of a cGMP manufacturing process.  We expect to file an Investigational New Drug Application, or IND, in 2010 for a Phase I clinical trial to evaluate the safety and pharmacokinetics this product candidate in healthy human volunteers.

Tuberculosis

Disease overview. Tuberculosis, or TB, is an infection caused by Myobacterium tuberculosis, which manifests primarily as an illness of the respiratory system and is spread by coughing, sneezing and associated respiratory actions. According to the World Health Organization, or WHO, TB is the world's second leading cause of death from infectious disease in adults, after HIV/AIDS.

Prevalence, market opportunity and current treatment. Approximately 2 billion people were infected with Myobacterium tuberculosis worldwide in 2005, according to the Tuberculosis Vaccine Institiute. One of ten people infected will develop the active form of the disease during their lifetime. A majority of TB cases occur in individuals between the ages of 25 to 54 years old. Between 1.6 and 2 million people die annually worldwide with more than 8 million new cases developing each year. The economic impact of TB in high-disease burden countries is significant.  BCG, introduced in 1921, is currently the only available vaccine against tuberculosis.

BCG is administered to infants throughout the developing world and in certain countries in the developed world. However, BCG provides only variable protection against tuberculosis and is not sufficiently effective in adults.

Standard TB treatment involves a six to nine month treatment regimen with a combination of three or four antibiotic agents.  These drugs are reasonably effective but poorly tolerated.  Low patient compliance has contributed to the emergence of multi-drug resistant TB strains, or MDR-TB, and extensively-drug resistant strains, or XDR-TB. MDR-TB does not respond to the standard treatment using first line-drugs, such as isoniazid and rifampicin. Treatment of MDR-TB can last up to two years with drugs that produce more side effects and are more expensive. According to the WHO, each year an estimated 490,000 new MDR-TB cases occur, and more than 130,000 deaths are recorded worldwide as a result of MDR-TB infections. XDR-TB, is caused by bacteria resistant to all of the most effective drugs, including, for example, isoniazid, rifampicin, fluoroquinolone, and any of the second-line anti-TB injectable drugs, such as amikacin, kanamycin or capreomycin.  As a result, XDR-TB is extremely difficult to treat.  There are an estimated 40,000 new XDR-TB cases reported annually worldwide.  By March 2008, XDR-TB cases had been confirmed in more than 45 countries and in all regions of the world. The emergence of MDR-TB and XDR-TB strains of Myobacterium tuberculosis complicates treating the infection, indicating that a vaccine may be the most appropriate countermeasure for controlling TB.

Tuberculosis vaccine. Our tuberculosis vaccine product candidate uses the attenuated, or weakened,  modified vaccinia Ankara virus, or MVA, as a vaccine platform to present antigen 85A to the immune system. Antigen 85A is a major antigen from Myobacterium tuberculosis, which forms part of the antigen 85 complex.  Antigen 85A is highly conserved among all mycobacterial species and is present in all strains of BCG, suggesting that antigen 85A should elicit a strong immune response in individuals vaccinated with BCG. The vector, or carrier, for our TB vaccine product candidate is MVA.  MVA is an attenuated strain of Vaccinia virus, the small pox vaccine, which does not replicate in mammalian cells. Another strain of MVA has been administered to more than 120,000 individuals as part of the smallpox eradication program and was found to be safe and well tolerated, despite the deliberate vaccination of high risk groups. Our tuberculosis vaccine, a strain of MVA into which the Antigen 85A gene has been cloned - designated as MVA85A - has been designed to increase the immune response to Antigen 85A and thus increase vaccine protective efficacy in individuals previously vaccinated with BCG. The clinical development of MVA85A is aimed towards the production of an effective TB vaccine for infants, adolescents, and HIV-infected adults to augment the immunity induced by a previous BCG vaccination.  We have licensed the commercial rights to our tuberculosis vaccine from the Oxford-Emergent Tuberculosis Consortium, or OETC.

To date, the MVA85A vaccine has been evaluated in seven Phase I clinical trials.  These trials were conducted in an aggregate of 126 healthy adults (BCG-naive, BCG-vaccinated, or latently infected with TB) and 12 BCG vaccinated adolescents living in the UK, The Gambia or South Africa.  All trials evaluated the safety and immunogenicity of various intradermal doses of MVA85A, first in healthy adults, both BCG-vaccinated and BCG-naive, and then also in special populations such as adolescents and TB/HIV-infected adults.  The key findings from these clinical trials were that the MVA85A vaccine was well tolerated, with no significant safety concerns, and previous vaccination with BCG did not affect the safety profile.  Additionally, MVA85A was effective at increasing cellular immune responses to antigen 85A in individuals previously vaccinated with BCG.

Ongoing Phase I trials are intended to investigate further the safety and immunogenicity of MVA85A in special populations such as adolescents and TB/HIV-infected individuals.  There are 5 trials currently being conducted in adults.  Additionally, three Phase II trials are also being carried out in infants and children in sub-Saharan Africa. In The Gambia, a Phase II open label, randomized dose escalation and non-interference trial  intended to involve approximately 216 infants is being conducted.  The purpose of this study is to evaluate the impact, if any, of MVA85A vaccination when given at two dose levels on the immunogenicity of Expanded Program on Immunization, or EPI, vaccines administered simultaneously to infants previously vaccinated with BCG. In South Africa, an open label, non-randomized placebo-controlled Phase II trial with approximately 168 subjects is being conducted to evaluate the safety and immunogenicity of MVA85A in healthy children and infants who received prior BCG vaccination.

A Phase IIb trial in infants commenced in South Africa in the first half of 2009.  Designed as a double-blind, randomized placebo-controlled evaluation of MVA85A/AERAS-485 for safety, immunogenicity and prevention of TB in BCG-vaccinated, HIV-negative infants, this trial is expected to include 2,784 infants.  The trial is being conducted at a single site in South Africa and infants will be followed both for the development of tuberculosis and for serious adverse events. We currently expect this trial to conclude in 2012.

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

One oral typhoid vaccine and one injectable typhoid vaccine are currently approved for administration in both the United States and Europe and are primarily sold for use in the travelers market. The approved oral typhoid vaccine is available in liquid and capsule formulations. Both formulations require multiple doses to generate a protective immune response. The capsule formulation requires a booster every five years thereafter. The liquid formulation has been reported to provide 77% of recipients in clinical trials with protection three years after vaccination. The approved injectable vaccine requires only a single dose. However, it is not effectively immunogenic in children, requires a booster dose every three years thereafter and was effective in only 55% to 75% of recipients in clinical trials. Both approved vaccines have good safety profiles with relatively few adverse events reported. Antibiotics are used to treat typhoid after infection and usually lead to recovery commencing within four days. Without antibiotic therapy, the CDC estimates that the mortality rate for typhoid could be as high as 20%. Although vaccines are available, the WHO has stated that improved vaccines against typhoid fever are desirable, especially for children 2 years of age and older.

Typhella. We are developing Typhella, a live attenuated typhoid vaccine, which contains deletions in two genes of the Salmonella typhi bacterium designed to attenuate virulence and limit replication in the host. We have designed Typhella to be administered in a single drinkable dose prior to travel to countries where typhoid is endemic.

We have completed the following clinical trials of Typhella in the United States and Europe:

•
An open-label, non-placebo controlled, pilot study conducted in the United Kingdom in nine healthy adult volunteers. The purpose of this study was to evaluate the safety and immunogenicity of our vaccine product candidate. In this study, Typhella was immunogenic, eliciting both cell mediated and humoral immune responses, and well tolerated.

•
A double-blind, placebo controlled, single dose escalating Phase I clinical trial conducted in the United States in 60 healthy adult volunteers. The purpose of this trial was to evaluate the safety, tolerability and immunogenicity of three dose levels of our vaccine product candidate. In this trial, Typhella was immunogenic and well tolerated at all dose levels.

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

•
A single-blind, placebo controlled Phase I clinical trial of Typhella in Vietnam in 27 healthy adult volunteers using the dose and regimen established in our Phase I clinical trials in the United States. The Wellcome Trust provided funding for the Phase I trial in Vietnam. The purpose of the trial was to evaluate the safety and immunogenicity of Typhella when administered as a single oral dose in adults living in an endemic area. The primary immunogenicity endpoint for this trial was the proportion of trial participants with an immune response to Salmonella typhi following administration of a single oral dose of Typhella.  Based on initial data from this trial, Typhella met the criterion for immunogenicity, with approximately 68% of subjects who received the vaccine product candidate mounting a humoral antibody response. Typhella was well tolerated by trial participants, with no serious adverse events reported.

•
A single-blind randomized, placebo controlled, Phase II clinical trial of Typhella in Vietnam in 151 healthy children between the ages of 5 and 14 years. A total of 101 children received Typhella and 50 children received placebo. This was our first trial involving a pediatric population. We conducted this trial in collaboration with the Wellcome Trust, Oxford University and the Hospital for Tropical Diseases, Ho Chi Minh City, Vietnam. The Wellcome Trust provided funding for this trial. The purpose of this trial was to evaluate the safety and immunogenicity of Typhella in children in an endemic area. The immunogenicity parameter for this trial was the percentage of trial participants with an immune response to Salmonella typhi following administration of a single oral dose of Typhella. In this trial, 93% of the children receiving a vaccine dose developed an immune response as measured by increases in serum Salmonella typhi LPS-specific IgG antibody levels, 94% of the children receiving a vaccine dose developed an immune response as measured by increase in serum Salmonella typhi LPS-specific IgA antibody levels, and 97% of the children receiving a vaccine dose developed an immune response, which was statistically significantly greater than the percentage of children receiving placebo who developed an immune response. Typhella was well tolerated by trial participants, with no serious adverse events reported.

•
A randomized, double blind, placebo controlled, single dose, dose escalating Phase II clinical trial conducted in the United States in 187 healthy adult volunteers.  The purpose of this trial was to determine the immunogenicity, safety and tolerability of the vaccine product candidate manufactured at a new facility at dose levels across the range of the proposed manufacturing potency specification.  The primary immunogenicity endpoint for this trial was the proportion of trial participants with an immune response to Salmonella typhi following administration of a single oral dose of Typhella.  In this trial, the vaccine was immunogeneic and well tolerated across the range of doses tested.

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

        We are currently evaluating manufacturing alternatives in countries in which we believe manufacturing costs will be feasible because we do not currently have manufacturing resources, either internal or through a contract manufacturer, to produce Typhella at competitively viable costs.  Once we have engaged a contract manufacturer, we expect that the remainder of our planned clinical development program for this vaccine product candidate will consist of the following:

•
Phase II clinical trial. We plan to conduct a Phase II clinical trial in India in children under five years of age as a step towards conducting a Phase III clinical trial in an area where the incidence of disease is prevalent. The purpose of this Phase II trial is to evaluate the safety and immunogenicity of Typhella in this endemic population in preparation for our planned Phase III clinical trial.

•	Challenge study. We plan to initiate a vaccine protection study using a human challenge model, pending the provision of funding by Oxford to establish that model.
•
Disease surveillance study. We plan to conduct a disease surveillance study in India to confirm that a sufficient number of subjects will be included in our planned Phase III clinical trial. The Wellcome Trust has provided funding for a portion of this surveillance study.

•
Phase III clinical trial. We plan to conduct a single-blind Phase III clinical trial in India, where typhoid is endemic. The purpose of this trial will be to evaluate the efficacy of Typhella in children who are likely to be exposed to the typhoid bacterium. We expect to undertake the primary analysis of the data from the trial after approximately one year, which, if the results are favorable, we plan to use the data to support the filing with the FDA of a BLA for marketing approval of Typhella. We plan to continue to monitor the incidence of typhoid in the trial participants for several years after vaccination. We are currently seeking external funding to support this trial.

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

Influenza

        Disease overview. Influenza, or the flu, is a highly contagious respiratory illness caused by influenza viruses.  While there are only two types of influenza viruses that cause significant illness in humans, types A and B, these flu viruses can easily mutate to give rise to new subtypes, such as  H1N1, H3N2 or H5N1.  These new subtypes are often sufficiently different from previous strains so that prior immunity from vaccination or natural illness provides little to no protection against infection.  Once infected, illness can range from a mild, upper-respiratory infection to an acute, life-threatening illness. Influenza is often characterized by a sudden onset of high fever, cough (usually dry), headache, muscle and joint pain, severe malaise, sore throat and runny nose.  Influenza viruses are transmitted from person to person primarily through contact with infected airborne droplets generated by coughing and sneezing. The time from infection to illness can be as short as two days. The infectious period for influenza is defined as one day before fever begins until 24 hours after the fever ends.

Prevalence, market opportunity and current treatment. Influenza tends to spread rapidly in seasonal epidemics that occur yearly during autumn and winter in temperate regions. Illness resulting in hospitalization or death occurs mainly among high-risk groups, including the very young, elderly or chronically ill. According to the WHO, these annual epidemics result in approximately three to five million cases of severe illness and 250,000 to 500,000 deaths worldwide. According to the CDC, in the United States on an annual basis, influenza affects on average 5% to 20% of the population, more than 200,000 people are hospitalized from flu-related complications, and approximately 30,000 to 35,000 people die from flu or flu-related causes.

The WHO recommends vaccination as the most effective way to prevent the disease or severe outcomes from the illness. Safe and effective vaccines have been available and used for more than 60 years. Among healthy adults, an influenza vaccine can prevent 70% to 90% of influenza-specific illness during seasons where there has been little change in the virus. Among the elderly, the vaccine reduces severe illnesses and complications by up to 60%, and deaths by up to 80%. Most healthy symptomatic people recover within a week without requiring medical attention. In some cases, an antiviral drug may be prescribed.

The current value of the seasonal flu market, based on the 2008-2009 flu season, is estimated to be approximately $2.8 billion across the seven major markets, with growth of 12.6% since 2005-2006.  This is the result of expanded recommendations in the United States regarding vaccination of infants and an increasing disease awareness resulting from recent pandemic flu threats.  Improved vaccines for the elderly, and faster and more flexible manufacturing technologies are key unmet needs.

Manufacturing overview. Current flu vaccine manufacturing typically requires growing the influenza virus in fertilized chicken eggs.  This can be a lengthy and time-consuming process and depends on the availability of a suitable supply of eggs.  Most flu vaccines, both seasonal and pandemic, are currently produced using egg-based manufacturing processes.  Influenza viruses can also be grown using more modern cell culture technologies, in which the influenza virus is allowed to infect and grow in mammalian cells that were propagated to high levels using bioreactors and sterile media.  This manufacturing method is a simpler and more predictable process than traditional egg-based manufacturing processes, but has not yet been implemented domestically on a commercial scale.

Influenza Vaccine. We are developing a recombinant viral vaccine product candidate that, if successful, would provide protection against multiple influenza strains.  We expect to design this product candidate to overcome the limitation of current seasonal influenza vaccines, which are highly strain specific and need to be manufactured every year to match the current circulating strains. Our approach relies on using our live, attenuated MVA vector as a vaccine delivery system.  We believe that presentation of influenza antigens using this delivery vector could induce broad immune responses sufficient to provide protection against multiple influenza viruses and over multiple seasons.  Unlike traditional influenza vaccines that predominately target the variable hemagglutinin, or HA, and neuraminidase, or NA, antigens present on the surface of the virus, we are evaluating both the HA antigen as well as internal, conserved antigens that do not change from year to year.  In addition, MVA has the potential for cell-based, rather than egg-based manufacture, and we are developing this capability as part of this program.   To date, we have generated initially promising preclinical data with these antigens and are in the process of conducting additional preclinical studies to optimize our MVA-based product candidates for potential future clinical development.

Chlamydia

Disease overview. Chlamydia, caused by infection with the bacterium Chlamydia trachomatis is the most prevalent sexually transmitted bacterial disease in the world.  Chlamydia trachomatis can cause urogenital and reproductive tract disorders such as uritheritis, cervicitis, pelvic inflammatory disease, ectopic pregnancy and infertility among females and is the leading cause of non-gonococcal uritheritis and epidemiditis in males. Chlamydia trachomatis also causes the ocular disease trachoma, which is a form of vesicular conjunctivitis. Trachoma is the leading cause of preventable blindness worldwide.

Prevalence, market opportunity and current treatment. The WHO estimates that approximately 92 million new cases of Chlamydia trachomatis infection occur annually worldwide, of which approximately four million occur in North America. Chlamydia trachomatis infections are the most commonly reported notifiable disease in the United States, with an estimated 2.8 million Americans becoming infected with Chlamydia trachomatis each year. Epidemiological studies indicate that in the United States Chlamydia trachomatis infections are most prevalent among young sexually active individuals between the ages of 15 to 24. There is no vaccine currently on the market for Chlamydia trachomatis. However, screening tests and antibiotic treatments have been effective at containing Chlamydia trachomatis in the United States and Europe. Although Chlamydia trachomatis infection can be treated with antibiotics, control measures based on antimicrobial treatment alone are difficult due to the incidence of infection, the percentage of asymptomatic infections and deficiencies in diagnosis.

Chlamydia vaccine. We are evaluating a recombinant protein subunit Chlamydia vaccine for clinically relevant strains of Chlamydia trachomatis. We are designing our vaccine product candidate to be administered by intramuscular injection. We have cloned our recombinant vaccine product candidate and produced it in E. coli. In preclinical studies, our recombinant vaccine product candidate, when co-administered with an adjuvant, protected animals against both upper reproductive tract disease and lower reproductive tract infection induced by Chlamydia trachomatis. We are also developing an MVA-based chlamydia vaccine product candidate and expect to conduct preclinical immunogenicity and efficacy studies during 2010.

Manufacturing

We manufacture BioThrax at our facilities in Lansing, Michigan using well-established vaccine manufacturing procedures. In 2009, we completed construction of a new 50,000 square foot manufacturing facility at the Lansing campus, and we submitted a proposal to BARDA in October 2009 for scale-up, qualification, validation and licensure for the manufacture of BioThrax in this facility.

In November 2009, we paid approximately $8.2 million to purchase a 56,000 square foot manufacturing facility in Baltimore, Maryland.  We expect to use this facility to support our future product development and manufacturing needs, and we are currently renovating and improving this facility so that it will be capable of supporting development of our pipeline product candidates.  Our specific plans for this facility will be contingent on the progress of our existing development programs and the outcome of our efforts to acquire new product candidates.

We currently rely on contract manufacturers and other third parties to manufacture the supplies we require for preclinical studies and clinical trials and for supplies and raw materials used for the production of BioThrax and our product candidates. We typically acquire these supplies and raw materials on a purchase order basis in quantities adequate to meet our needs.  We believe that there are adequate alternative sources of supply available for most of our raw materials if any of our current suppliers were unable to meet our needs. We anticipate that we may use our existing plant facilities in Michigan to support both continued process development and the manufacture of clinical supplies of our product candidates. However, we also expect that we will continue to use third parties for production of preclinical and clinical supplies to support some of our product candidates.

Hollister-Stier Laboratories LLC performs contract filling for BioThrax at its FDA-approved facility located in Spokane, Washington. Hollister-Stier has agreed to meet all of our firm purchase orders for contract filling of BioThrax based on a good faith annual estimate that we provide prior to each calendar year. In addition, Hollister-Stier has agreed to accommodate fill requests in excess of our annual estimate, subject to its available production capacity. Our contract with Hollister-Stier expires December 31, 2010. We have also entered into an agreement for contract filling operations with JHP Pharmaceuticals, LLC, which must now be qualified and licensed by the FDA to fill BioThrax at its facilities.

Talecris Biotherapeutics, Inc. has agreed to perform plasma fractionation and purification and contract filling of our anthrax immune globulin therapeutic candidate at its FDA-approved facilities located in Melville, New York and Clayton, North Carolina. Subject to limited exceptions, we have agreed to obtain all manufacturing requirements for our anthrax immune globulin therapeutic product candidate exclusively from Talecris. While our agreement with Talecris remains in effect, Talecris has agreed not to market, sell or acquire any competing product that contains anthrax immune globulin as an active ingredient. We have agreed to pay Talecris mid-single digit royalties on net sales on a country-by-country basis for commercial product manufactured by Talecris. Our contract with Talecris expires December 31, 2014, and we have the option to extend the term for an additional five-year period upon notice to Talecris at least 12 months prior to the expiration of the initial term. Our contract also provided for the commencement of commercial manufacturing activities as of January 1, 2010, which would have triggered an obligation on our part to purchase a significant amount of source plasma per year for a five-year term.  Because our anthrax immune globulin therapeutic product candidate is not currently ready for commercial-scale manufacturing, we recently agreed to extend commencement of the commercial term to April 1, 2010, and are in negotiations with Talecris for a longer-term resolution regarding commercial production.  In the event that we are not able to negotiate a satisfactory resolution, we may be required to explore other options for our anthrax immune globulin program.  Under the existing agreement, after three years following initiation of commercial manufacturing, either party may terminate the contract upon two years’ advance notice. We have the right to terminate the contract, under specified circumstances, including if we discontinue our production of anthrax immune globulin source plasma or the development of our anthrax immune globulin therapeutic product candidate.

We used a contract manufacturer for the supply of Typhella for the Phase I and Phase II trials in Vietnam, the United Kingdom and the U.S. We may use a different contract manufacturer for the supply of this vaccine product candidate for future trials. We have also entered into an agreement with a new contract manufacturer for our monoclonal anthrax antibody therapeutic product candidate.

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

We have established marketing and sales offices in Munich, Germany and Singapore to target sales of biodefense products to foreign governments. We have augmented our international efforts by engaging third party marketing representatives to identify potential opportunities to sell BioThrax in the Middle East, India, Australia, and several countries in Southeast Asia and Europe, and anticipate engaging additional representatives.

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

Many of our competitors, including those named above, have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. These companies also compete with us in recruiting and retaining qualified scientific and management personnel, as well as in acquiring products, product candidates and technologies complementary to, or necessary for, our programs. Smaller or more narrowly focused companies, including Aeras, Crucell, Cangene, Human Genome Sciences, Soligenix, Dynport Vaccine Company LLC, Elusys, Bavarian Nordic, Panacea and PharmAthene, may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies or through significant development or procurement contracts with governmental agencies or philanthropic organizations.

Our biodefense product candidates face significant competition for U.S. government funding for both development and procurement of medical countermeasures for biological, chemical and nuclear threats, diagnostic testing systems and other emergency preparedness countermeasures.  In addition, we may not be able to compete effectively if our products and product candidates do not satisfy government procurement requirements, particularly requirements of the U.S. government with respect to biodefense products.  Our opportunity to succeed in this industry could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer side effects, are more convenient or are less expensive than any products that we may develop.

Any product candidate that we successfully develop and commercialize is likely to compete with currently marketed products, such as vaccines and antibody therapies, including antibiotics, and with other product candidates that are in development for the same indications.  Specifically, the competition for BioThrax and our product candidates includes the following:

•
BioThrax. Although BioThrax is the only product approved by the FDA for human use for the prevention of anthrax infection, we face significant potential competition for the supply of anthrax vaccines to the U.S. government. Various agencies of the U.S. government are providing funding to our competitors for development of an anthrax vaccine based on recombinant protective antigen. In addition, the United Kingdom Health Protection Agency, or HPA, manufactures an anthrax vaccine for use by the government of the United Kingdom. Other countries as well may have anthrax vaccines for use by or in development for their own internal purposes.

•
rPA vaccine. PharmAthene is currently developing a recombinant protective antigen based anthrax vaccine. BARDA has awarded a modification to an existing development contract to PharmAthene to fund the development of their rPA vaccine. Panacea is also developing an rPA vaccine.

•	BioThrax related programs and double-mutant rPA vaccine. PharmAthene is currently developing a recombinant protective antigen based anthrax vaccine as well as a third-generation anthrax vaccine.
•
Anthrax immune globulin and monoclonal antibody therapeutic. Cangene is currently developing an anthrax immune globulin therapeutic based on plasma collected from military personnel who have been vaccinated with BioThrax; Human Genome Sciences is developing a monoclonal antibody to Bacillus anthracis, referred to as ABthrax™, as a post-exposure therapeutic for anthrax infection; Elusys Therapeutics is developing a monoclonal antibody to Bacillus anthracis, known as Anthim™, as a pre-exposure and post-exposure prophylaxis against anthrax infection, as well as an active treatment of disease; and PharmAthene and Medarex are collaborating to develop a human antibody to Bacillus anthracis, known as Valortim™, to protect human cells from damage by anthrax toxins. The FDA has granted Fast Track designation and orphan drug status for ABthrax and Valortim. HHS awarded development and procurement contracts to Human Genome Sciences and Cangene to supply their anthrax therapeutics for evaluation of efficacy as a post-exposure therapeutic for anthrax infection.

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

•
Tuberculosis vaccine. The Aeras Global Tuberculosis Vaccine Foundation is developing or supporting the development of five tuberculosis vaccine product candidates, one of which is in a Phase II clinical trial, and the rest of which are either in Phase I clinical trials or close to commencing Phase I clinical trials. The Aeras Global Tuberculosis Vaccine Foundation is also the sponsor of the Phase IIb clinical trial of our tuberculosis vaccine product candidate.

•
Influenza vaccine. Seasonal and pandemic influenza vaccines produced using conventional egg-based manufacturing methodologies have been licensed and are being sold in both the United States and internationally by GlaxoSmith Kline, Novartis, MedImmune and others.  Several flu vaccine manufacturers are transitioning the production of their seasonal and pandemic vaccines from egg-based processes to cell culture in an effort to increase supply of these products.  These cell culture-based products are in various stages of advanced development.  New influenza vaccines containing hemagglutinin (HA) antigens and/or other flu antigens produced using recombinant DNA technology and/or incorporate adjuvants are also under development.  Some of these second generation flu vaccine candidates are in clinical development.

•
Chlamydia vaccine. There is no vaccine currently on the market for chlamydia. Although we are not aware of any competing chlamydia vaccine product candidate in clinical development, competitors may have chlamydia vaccine product candidates in preclinical development. Screening tests and targeted antibiotic treatments have been effective at containing chlamydia in the United States and Europe, which may have the effect of decreasing demand for a vaccine.

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

As of February 26, 2010, we owned or licensed exclusively a total of 20 U.S. patents and 34 U.S. patent applications relating to our biodefense and commercial product candidates, as well as numerous foreign counterparts to many of these patents and patent applications. Our patent portfolio includes patents and patent applications with claims directed to compositions of matter, pharmaceutical formulations and methods of use.

We consider the patent rights that we own or exclusively licensed from USAMRIID relating to our rPA vaccine product candidate and from OETC relating to our tuberculosis vaccine product candidate to be important.

We consider the following patents that we own or have licensed exclusively to be most important to the protection of our commercial vaccine product candidates that are in clinical development.

•
Typhella (typhoid vaccine). We hold four U.S. patents relating to Typhella. These patents have claims to the composition of matter of the vaccine product candidate and methods of use of live attenuated Salmonella typhi bacteria as vaccines for the treatment and prevention of typhoid and for the delivery of vaccine antigens. In addition, we have two pending U.S. patent applications with claims to additional compositions and methods of therapy that are generally related to Typhella. Our issued U.S. patents expire, and, if issued, our U.S. patent applications would expire, between 2015 and 2020. We hold 107 foreign counterpart patents to our issued U.S. patents relating to Typhella, including counterparts under the European Patent Convention and in Japan, that expire, and 14 foreign patent applications that, if issued, would expire, between 2015 and 2020. Additional patents relating to Typhella and delivery of vaccine antigens are discussed below under “STM technology.”

•
STM technology. We own four U.S. patents with claims to methods for the identification of virulence genes using our signature tagged mutagenesis, or STM, technology, which we used to identify and develop the gene mutations that form the basis of our typhoid vaccine product candidate.  In addition, we have one pending U.S. patent application with additional claims to methods for identifying virulence genes using our STM technology.  We also own 50 foreign counterpart patents, including counterparts under the European Patent Convention and in Japan. These patents relating to the STM method will expire in 2015. We also hold 14 foreign patent applications that, if issued would expire in 2015. Our rights under these patents are licensed on a limited non-exclusive basis to third parties to practice the STM method with respect to specific microorganisms, not including Salmonella typhi or hepatitis virus.

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

We also rely on trade secrets relating to manufacturing processes and product development to protect our business. Because we do not have patent protection for BioThrax or for the label expansions and improvements that we are pursuing for BioThrax, our only intellectual property protection for BioThrax, aside from the BioThrax trademark, is confidentiality regarding our manufacturing capability and specialty know-how, such as techniques, processes and biological starting materials. However, these types of trade secrets can be difficult to protect. We seek to protect this confidential information, in part, with agreements with our employees, consultants, scientific advisors and contractors. We also seek to preserve the integrity and confidentiality of our data and trade secrets by maintaining physical security of our premises and physical and electronic security of our information technology systems. While we have confidence in these individuals, organizations and systems, agreements or security measures may be breached, and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our employees, consultants, scientific advisors or contractors use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.

We are a party to a number of license agreements under which we license patents, patent applications, and other intellectual property. We enter into these agreements to augment our own intellectual property. These agreements impose various diligence and financial payment obligations on us. We expect to continue to enter into these types of license agreements in the future. The only existing licenses that we consider to be material to our current product portfolio or development pipeline are our agreements with USAMRIID and OETC, which are described below. We also have a license agreement with the Bavarian State Ministry of the Environment and Public Health, or StMUG, relating to our MVA vector technology that we may use in the development of future product candidates, which is also described below.

USAMRIID agreement.  In connection with our acquisition of our rPA vaccine product candidate in May 2008, we became a licensee under an October 2003 agreement with USAMRIID pursuant to which we have exclusive worldwide rights under the licensed patent technology to develop, manufacture and commercialize product candidates for human use as a vaccine for the prevention or treatment of anthrax infection.  The licensed patent technology includes two U.S. patents with claims to the strain of B. anthracis used to prepare our rPA vaccine product candidate and methods of making a recombinant protective antigen vaccine.  The patents expire in 2014.  There are no foreign counterpart patents or applications.

Under the license agreement, we are required to pay USAMRIID a small annual license fee, aggregate payments of up to $535,000 upon the achievement of specified development and regulatory milestones and mid single-digit royalties on sales of licensed products to non-U.S. government customers.  Our obligation to pay royalties continues on a product-by-product and country-by-country basis until the later of seven years from first commercial sale of the first licensed product in that country and the expiration of the last-to-expire licensed patent in that country.  In addition, we are required to pay USAMRIID a specified fee per dose for any sales by us to a U.S. government agency.

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

USAMRIID may terminate the license agreement if necessary to meet requirements for public use specified by government regulations that we do not reasonably satisfy.  We may terminate the license agreement at any time upon 90 days advance written notice.  Each party has the right to terminate the license agreement following the occurrence of a material breach by the other party, subject to USAMRIID’s ability to cure any breach.

OETC agreement. In July 2008, we entered into a technology license agreement with OETC pursuant to which we obtained rights to develop, manufacture and commercialize product candidates containing MVA85A for the prevention or treatment of Mycobacterium tuberculosis in humans.  Generally, our rights to manufacture the licensed product and to commercialize it in developed countries are exclusive.  The licensed patent portfolio includes one U.S. patent application, which if issued as a patent would expire in 2025.  The licensed patent portfolio also includes five foreign patents and 26 foreign patent applications, which if issued as patents would expire in 2025.

Under the license agreement, we paid OETC an initial signing fee of $750,000 and are required to make aggregate payments of up to $89.5 million upon the achievement of specified development, regulatory and sales milestones and pay escalating mid single-digit to low double-digit royalties on sales of the licensed product in developed countries.  Our obligation to pay royalties continues on a product-by-product and country-by-country basis until the later of ten years from first commercial sale of the first licensed product in that country and the expiration of the last-to-expire valid claim of the licensed patent application in that country.  We also reimbursed patent costs of approximately $120,000 incurred by the University of Oxford and Isis Innovation Limited prior to entering into the license agreement and have agreed to reimburse OETC for future patent costs in specified developed countries.  In addition, we have agreed that to retain our commercial license rights, if the planned Phase IIb clinical trial of the licensed product in infants is successful, we will fund and undertake a Phase III clinical trial of the licensed product in infants.

Under the OETC license agreement, we are generally required to use reasonable efforts to obtain regulatory approvals for an infant indication, and, if so approved, an adolescent indication, and thereafter an indication for HIV infected adults; develop a scaled-up manufacturing process that is cell-based and capable of achieving minimum dose quantities; market a licensed product in countries in the developed world for each indication for which regulatory approval has been received; and attain a minimum level of annual sales of the licensed product in the developed world.

The term of the license agreement lasts until the later of 20 years from the grant of the first marketing approval for a licensed product and the expiration of the last-to-expire valid claim of the licensed patent application.  We may terminate the license agreement upon 30 days advance written notice if regulatory approval is not obtained to commence the planned Phase IIB clinical trial of the licensed product in infants by December 1, 2009 or if no subjects in such trial have been dosed by May 31, 2010; following receipt of the final report from the Phase IIb clinical trial of the licensed product in infants, a bridging study and an age de-escalation study, whichever is later; or if OETC terminates its underlying license agreement with Isis Innovation Limited for a material breach of that agreement.

We may terminate the license agreement upon 60 days advance written notice if any clinical trial of the licensed product is suspended or terminated for safety reasons or upon 90 days advance written notice if a clinical trial for an infant indication within the development plan agreed by the parties does not meet predetermined criteria for success.  We may terminate the license agreement upon 12 months advance written notice at any time after we receive the final results in writing from the Phase IIb clinical trial of the licensed product in infants.  We and OETC each have the right to terminate the license agreement following the occurrence of a material uncured breach by the other party.

MVA platform technology. In July 2006, in connection with our acquisition of ViVacs GmbH, or ViVacs, a German limited liability company, we acquired a license agreement with StMUG that provides us the non-exclusive, worldwide right to develop and produce viruses and viral products, including recombinant viral vectors, using MVA. Under the license agreement, we are required to pay StMUG low single digit royalties based on the net amounts or license fees that we receive from third-party licensees who use MVA to develop products that are used for research or diagnostic purposes and a mid-teens royalty based on the license fees that we receive from products developed using MVA that are licensed as starting material for the production of a smallpox vaccine.

 The license agreement does not have a specified term. In addition, StMUG may terminate the license agreement upon the insolvency or liquidation of our wholly owned subsidiary, Emergent Product Development GmbH, formerly ViVacs GmbH. Our MVA platform technology, which is based on these licensed rights, could potentially be used as a viral vector for delivery of multiple vaccine antigens for different disease-causing organisms using recombinant technology. We are currently exploring potential product candidates based on our MVA platform, including a broadly cross protective influenza vaccine candidate.

Government Regulation

The FDA and comparable regulatory agencies in state and local jurisdictions and in foreign countries impose substantial requirements for the preclinical and clinical development, manufacture, distribution and marketing of pharmaceutical products, including drugs and biological products. These agencies and other federal, state and local entities regulate the research and development activities and the testing, manufacture, quality control, safety, effectiveness, labeling, storage, distribution, recordkeeping, approval, advertising, sale, promotion, import, and export of our product and product candidates.

U.S. Government Regulation

In the United States, BioThrax and our product candidates are regulated by the FDA as biological products. Biological products are subject to regulation under the Federal Food, Drug, and Cosmetic Act, or the FDCA, the Public Health Service Act, or the PHSA, the regulations promulgated under the FDCA and the PHSA, and other federal, state, and local statutes and regulations. Violations of regulatory requirements at any stage of development may result in various adverse consequences, including delay in approving or refusal to approve a product. Violations of regulatory requirements after product approval also may result in enforcement actions, including withdrawal of product approval, labeling restrictions, seizure of products, fines, injunctions and civil and criminal penalties.

The process required by the FDA under these laws before our product candidates may be marketed in the United States generally involves the following:

•	laboratory and preclinical tests, including animal testing;
•	submission to the FDA of an Investigational New Drug application, or IND, which must become effective before clinical trials may begin;
•	completion of human clinical trials and other studies evaluating the safety and efficacy of the proposed product for each intended use;
•	FDA inspection of facilities in which the product is manufactured, processed, filled, packed and held to determine compliance with cGMP; and
•
submission to the FDA and approval of an NDA, in the case of a drug, or a BLA containing, among other things, preclinical, nonclinical and clinical data;  proposed labeling; and information to demonstrate that the product will be safe and effective (in the case of an NDA) or safe, pure and potent (in the case of a BLA), and manufactured to appropriate standards of identity, purity and quality.

The research, development and approval process requires substantial time, effort and financial resources, and approvals may not be granted on a timely or commercially viable basis, if at all.

Preclinical Studies and the IND

Preclinical studies include laboratory evaluation of the product candidate, its chemistry, formulation and stability, as well as animal studies to begin to assess its potential safety and efficacy. We submit the results of the preclinical studies, together with manufacturing information, analytical data, relevant literature, and any available clinical data or experience in humans to the FDA as part of an IND, which must become effective before we may begin human clinical trials. The IND submission also contains one or more clinical trial protocols and an investigation plan, which describe the design of the proposed clinical trials. The IND becomes effective 30 days after the FDA receives the filing, unless the FDA, within the 30-day time period, raises concerns or questions about the conduct of the preclinical trials or the design of the proposed clinical trials as outlined in the IND. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can begin. In addition, an independent Institutional Review Board, or IRB, charged with protecting the welfare of human subjects involved in research at each medical center proposing to conduct the clinical trials must review and approve any clinical trial. Furthermore, study subjects must provide informed consent for their participation in a clinical trial. The FDA, the IRB, or the sponsor may suspend a clinical trial at any time on various ground, including a finding that the study subjects are being exposed to an unacceptable health risk or that the proposed clinical trials will not yield sufficient data to support licensure or approval of the product.

Clinical Trials

Human clinical trials are typically conducted in three sequential phases, some of which may overlap or be omitted in some cases:

•
In a Phase I clinical trial, the drug or biologic is initially administered into healthy human subjects or subjects with the target condition and tested for safety, dosage tolerance, absorption, distribution, metabolism and excretion.

•
In a Phase II clinical trial, the drug or biologic is administered to a limited subject population to identify possible adverse effects and safety risks, and preliminary information related to the efficacy of the product for specific targeted diseases, dosage tolerance and optimal dosage.

•
A Phase III clinical trial is undertaken if a Phase II clinical trial demonstrates that a dosage range of the drug has the potential to be effective and appears to potentially have an acceptable safety profile. In a Phase III clinical trial, the drug or biologic is administered to an expanded population, often at geographically dispersed clinical trial sites, to further evaluate the dosage amount(s), clinical efficacy, and safety. Prior to commencing Phase III clinical trials , many sponsors elect to meet with FDA officials to discuss the conduct and design of the proposed trial or trials.

Clinical trials must be conducted in compliance with good clinical practice, or GCP, requirements, which, among other things, provide standards for the protection of human subjects. In addition, federal law now requires the listing, on a publicly-available website, of registry and results information for most clinical trials that we conduct. The federal requirements for submission of results information will continue to be phased-in over the next year. Some states have similar or more supplemental clinical trial reporting laws.

In the case of product candidates that are intended to treat rare life-threatening diseases, such as infection caused by exposure to the anthrax toxin, conducting controlled clinical trials to determine efficacy may be unethical or infeasible. Under regulations issued by the FDA in 2002, often referred to as “the animal rule,” under some circumstances approval of such products can be based on clinical data from trials in healthy subjects that demonstrate adequate safety, and immunogenicity and efficacy data from adequate and well controlled animal studies. Among other requirements, the animal studies must establish that the drug or biological product is reasonably likely to produce clinical benefits in humans. Because the FDA must agree that data derived from animal studies may be extrapolated to establish safety and effectiveness in humans, these studies add complexity and uncertainty to the testing and approval process. In addition, products approved under the animal rule are subject to additional requirements including post-marketing study requirements, restrictions imposed on marketing or distribution or requirements to provide information to patients.

Marketing Approval

In the United States, if a product is regulated as a drug, an NDA must be submitted and approved before commercial marketing may begin. If the product is regulated as a biologic, a BLA must be submitted and approved before commercial marketing may begin. The NDA or BLA must include a substantial amount of data and other information concerning the safety and effectiveness and, in the case of a biological product, the purity and potency of the product candidate. Both NDAs and BLAs must contain data and information on the finished product, including manufacturing, product stability and proposed product labeling.

Each domestic and foreign manufacturing establishment, including any contract manufacturers we may decide to use, must be listed in the NDA or BLA and must be registered with the FDA. The FDA generally will not approve an application until the FDA conducts an inspection of  the applicable manufacturing process for the drug or biological product and determines that the facility is in compliance with cGMP requirements. If the manufacturing facilities or processes fail to pass the FDA inspection, we may not receive approval to market these products. The FDA may also conduct an audit of the clinical trial data used to support the NDA or BLA.

The FDA may refuse to approve an NDA or BLA if the applicable regulatory criteria are not satisfied or if the FDA believes that additional clinical data is necessary. Even if additional clinical data are submitted, the FDA may ultimately decide that the NDA or BLA does not satisfy the criteria for approval. If the FDA approves a product, it may limit the approved therapeutic uses for the product as described in the product labeling, require that contraindications, warning statements or precautions be included in the product labeling, require that additional studies be conducted following approval as a condition of the approval, impose restrictions and conditions on product distribution, prescribing or dispensing in the form of a risk evaluation and mitigation strategy, or REMS, or otherwise limit the scope of any approval or limit labeling. Once issued, the FDA may withdraw product approval if compliance with regulatory standards is not maintained or if problems, including concerns about the safety or effectiveness of the product, occur after the product reaches the market. In addition, in certain circumstances the FDA may require additional testing and surveillance programs for approved products that have been commercialized. The FDA has the power to prevent or limit further marketing or distribution of a product based on the results of these post-marketing studies or programs.

Fast Track Designation

In February 2007, the FDA granted Fast Track designation for BioThrax as a post-exposure prophylaxis against anthrax infection. The FDA’s Fast Track designation program is designed to facilitate the development and review of new drugs, including biological products that are intended to treat serious or life-threatening conditions and that demonstrate the potential to address unmet medical needs for the conditions. Fast Track designation applies to a combination of the product and the specific indication for which it is being studied. Thus, it is the development program for a specific drug for a specific indication that receives Fast Track designation. The sponsor of a product designated as being in a Fast Track drug development program may engage in early communication with the FDA, including timely meetings and early feedback on clinical trials, and may submit portions of an application on a rolling basis rather than waiting to submit a complete application. Products in Fast Track drug development programs also may receive priority review or accelerated approval, under which an application may be reviewed within six months after a complete NDA or BLA is accepted for filing or sponsors may rely on a surrogate endpoint for approval, respectively. The FDA may notify a sponsor that its program is no longer classified as a Fast Track development program if the Fast Track designation is no longer supported by emerging data or the designated drug development program is no longer being pursued.

Post-Marketing Regulation

Any products manufactured or distributed by us pursuant to FDA licenses or approvals are subject to pervasive and continuing regulation by the FDA, including:

•	recordkeeping requirements;
•	periodic reporting requirements;
•	cGMP requirements related to all stages of manufacturing, testing, storage, packaging, labeling and distribution of finished dosage forms of the product;
•	reporting of adverse experiences with the product; and
•	advertising and promotion restrictions.

As a condition of NDA or BLA approval, the FDA may require post-approval testing and surveillance to monitor a product’s safety or efficacy.  The FDA also may impose other conditions, including labeling restrictions which can materially impact the potential market and profitability of a product.

The FDCA and the FDA’s rules for advertising and promotion require, among other things, that we not promote our products for unapproved uses and that our promotion be fairly balanced and adequately substantiated. We must also submit appropriate new and supplemental applications and obtain FDA approval for certain planned changes to the approved product, product labeling or manufacturing process.

Drug manufacturers, distributors and their subcontractors are required to register their establishments with the FDA and state agencies. The cGMP requirements for biological products in particular are extensive and compliance with them requires considerable time, resources and ongoing investment. The regulations require manufacturers to establish validated systems to ensure that products meet high standards of sterility, purity and potency. The requirements apply to all stages of the manufacturing process, including the synthesis, processing, sterilization, packaging, labeling, storage and shipment of the biological product. For all drugs and biological products, the regulations require investigation and correction of any deviations from cGMP requirements and impose documentation requirements upon us and any third party manufacturers that we may decide to use. Manufacturing establishments are subject to periodic unannounced inspections by the FDA and state agencies for compliance with all cGMP requirements. The FDA is authorized to inspect manufacturing facilities without a warrant at reasonable times and in a reasonable manner. We or our present or future suppliers may not be able to comply with cGMP and other FDA regulatory requirements.

We, our collaborators or our third party contract manufacturers may not be able to comply with the applicable regulations. After regulatory approvals are obtained, the subsequent discovery of previously unknown problems, or the failure to maintain compliance with existing or new regulatory requirements, may result in:

•	restrictions on the marketing or manufacturing of a product;
•	Warning Letters or Untitled Letters from the FDA asking us, our collaborators or third party contractors to take or refrain from taking certain actions;
•	withdrawal of the product from the market;
•	FDA’s refusal to approve pending applications or supplements to approved applications;
•	voluntary or mandatory product recall;
•	fines or disgorgement of profits or revenue;
•	suspension or withdrawal of regulatory approvals;
•	refusal to permit the import or export of products;
•	product seizure; and
•	injunctions or the imposition of civil or criminal penalties.

BioThrax Lot Release and FDA Review

Because of the complex manufacturing processes for most biological products, the FDA requires that each product lot of an approved biological product, including vaccines, undergo thorough testing for purity, potency, identity and sterility. Before a lot of BioThrax can be used, we must submit a sample of the vaccine lot and a lot release protocol to the FDA. The lot release protocol documents reflect the results of our tests for potency, safety, sterility, any additional assays mandated by our BLA for BioThrax and a summary of relevant manufacturing details. The FDA reviews the manufacturing and testing information provided in the lot release protocol and may elect to perform confirmatory testing on lot samples that we submit. We cannot distribute a lot of BioThrax until the FDA releases it. The length of the FDA review process depends on a number of factors, including reviewer questions, license supplement approval, reviewer availability, and whether our internal testing of product samples is completed before or concurrently with FDA testing.

Regulation of Immune Globulin Products

Products derived from humans, including our anthrax immune globulin therapeutic candidate, are subject to additional regulation. The FDA regulates the screening and vaccination of human donors and the process of collecting source plasma. FDA regulations require that all donors be tested for suitability and provide informed consent prior to vaccination or collection of source plasma for the immune globulin. The vaccination and collection of source plasma may also be subject to IRB approval or to an IND, depending on factors such as whether donors are to be vaccinated according to the vaccine’s approved schedule. The FDA also regulates the process of testing, storage and processing of source plasma, which is used to manufacture immune globulin candidates for use in clinical trials and, after approval by the FDA, for commercial distribution.

Legislation and Regulation Related to Bioterrorism Counteragents and Pandemic Preparedness

Because some of our products or product candidates are intended for the treatment of diseases that may result from acts of bioterrorism or for pandemic preparedness, they may be subject to the specific legislation and regulation described below.

Project BioShield

The Project BioShield Act of 2004, or Project BioShield, provides expedited procedures for bioterrorism related procurement and awarding of research grants, making it easier for HHS to quickly commit funds to countermeasure projects. Project BioShield relaxes procedures under the Federal Acquisition Regulation, or FAR, for procuring property or services used in performing, administering or supporting biomedical countermeasure research and development. In addition, if the Secretary of HHS deems that there is a pressing need, Project BioShield authorizes the Secretary to use an expedited award process, rather than the normal peer review process, for grants, contracts and cooperative agreements related to biomedical countermeasure research and development activity.

Under Project BioShield, the Secretary of HHS, with the concurrence of the Secretary of the Department of Homeland Security, or DHS, and upon the approval of the President, can contract to purchase unapproved countermeasures for the SNS in specified circumstances. The U.S. Congress is notified of a recommendation for a stockpile purchase after Presidential approval. Project BioShield specifies that a company supplying the countermeasure to the SNS is paid on delivery of a substantial portion of the countermeasure. To be eligible for purchase under these provisions, the Secretary of HHS must determine that there is sufficient and satisfactory clinical results or research data, including data, if available, from preclinical and clinical trials, to support a reasonable conclusion that the countermeasure will qualify for approval or licensing within eight years. Project BioShield also allows the Secretary of HHS to authorize the emergency use of medical products that have not yet been approved by the FDA. To exercise this authority, the Secretary of HHS must conclude that:

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

Public Readiness and Emergency Preparedness Act

The Public Readiness and Emergency Preparedness Act, or PREP Act, enacted by Congress in 2005 provides immunity to manufacturers from all claims under state or federal law for “loss” arising out of the administration or use of a “covered countermeasure.” However, injured persons may still bring a suit for “willful misconduct” against the manufacturer under some circumstances. “Covered countermeasures” include security countermeasures and “qualified pandemic or epidemic products,” including products intended to diagnose or treat pandemic or epidemic disease, such as pandemic vaccines, as well as treatments intended to address conditions caused by such products. For these immunities to apply, the Secretary of HHS must issue a declaration in cases of public health emergency or “credible risk” of a future public health emergency. In October 2008, the Secretary of HHS issued a declaration that BioThrax and our anthrax immune globulin therapeutic have been included as covered countermeasures under the PREP Act. We cannot predict whether Congress will fund the relevant PREP Act compensation programs or whether the necessary prerequisites for immunity would be triggered with respect to our product or product candidates.

Changing Legal and Regulatory Landscape

        Periodically legislation is introduced in the U.S. Congress that could change the statutory provisions governing the approval, manufacturing and marketing of drugs, including biological products.  For example, previous Congresses have considered, and the current Congress is considering, among other things, comprehensive health reform legislation and proposed legislation to permit the marketing of biosimilar biological products that rely on data submitted in an innovator’s application to support their approval or licensure.  It is not possible to predict whether and when such legislative changes will be enacted or what those changes would entail, including whether the changes would provide innovators with a period of data exclusivity or the length of any such exclusivity period.

In addition, FDA regulations and guidance are often revised or reinterpreted by the FDA in ways that may significantly affect our business and products. We cannot predict whether or when legislation impacting our business will be enacted, what FDA regulations, guidance or interpretations may change, or what the impact of such changes, if any, may be in the future.

Foreign Regulation

In addition to regulations in the United States, we may be subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of our products. Whether or not we obtain FDA approval for a product, we usually must obtain approval of a product by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. The actual time required to obtain clearance to market a product in a particular foreign jurisdiction may vary substantially, based upon the type, complexity and novelty of the product candidate and the specific requirements of that jurisdiction. The requirements governing the conduct of clinical trials, marketing authorization, pricing and reimbursement vary from country to country.

In the European Union, our products are subject to extensive regulatory requirements. As in the United States, in the European Union, the marketing of medicinal products has for many years been subject to the granting of marketing authorizations by regulatory agencies. European Union member states require both regulatory clearance and a favorable ethics committee opinion prior to the commencement of a clinical trial, whatever its phase. Under European Union regulatory systems, we may submit marketing authorization applications either under a centralized or decentralized/mutual recognition procedure.

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

European Union member states generally do not have separate rules or review procedures for biological products and vaccines. Regulators apply broadly consistent principles and standards when reviewing applications, although they accept that the nature of the efficacy data supporting a vaccine application is likely to differ from the data that would support applications for the majority of therapeutic products. However, there are special procedures for some types of vaccine products. For example, influenza vaccines are subject to accelerated review and approval each year following the release by the WHO of the annual influenza strains. European Union member states have the discretion to require that marketing authorization holders submit samples of live vaccines or other immunological products for examination and formal batch release by a government control laboratory prior to release onto the market.

Orphan Drugs

In the United States, under the Orphan Drug Act, special incentives exist for sponsors to develop drug and biological products for rare diseases or conditions, which are defined to include those diseases or conditions that affect fewer than 200,000 people in the United States or one that affects more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making available the drug for the disease or condition will be recovered from sales of the drug in the United States. A vaccine also can receive these incentives if it is expected to be administered to fewer than 200,000 persons per year. Requests for orphan drug designation must be submitted prior to submission of an application for marketing authorization for a rare disease or condition. Biologics may qualify for designation as an orphan drug.

Products designated as orphan drugs are eligible for special grant funding for research and development, FDA assistance with the review of clinical trial protocols, potential tax credits for research, reduced filing fees for marketing applications and a special seven-year period of market exclusivity after marketing approval of the drug for the designated orphan disease or condition. Orphan drug exclusivity prevents FDA approval of applications by others for the same drug or biologic intended for use for the designated orphan disease or condition. The FDA may approve a subsequent application from another applicant, however, if the FDA determines that the application is for a different product or different use, or if the FDA determines that the subsequent product is clinically superior or that the holder of the initial orphan drug approval cannot assure the availability of sufficient quantities of the drug or biologic to meet the public’s need. The FDA also may approve another application for the same drug or biologic that has orphan exclusivity but for a different use, in which case the competing drug or biologic could be prescribed by physicians outside its FDA approval for the orphan use notwithstanding the existence of orphan exclusivity. A grant of an orphan designation is not a guarantee that a product will be approved.

The European Union operates a similar system to encourage the development and marketing of medicinal products for rare diseases. Applications for orphan designations are submitted to the EMEA and reviewed by a Committee on Orphan Medicinal Products, or COMP, comprising representatives of the member states, patient groups and other persons. The final decision is made by the European Commission.

In the European Union, a product can be designated as an orphan drug if it is intended for either (i) a life-threatening or chronically debilitating condition affecting not more than 5 in 10,000 persons in the European Union when the application is made; or (ii) a serious and chronic condition in the European Union for which, without incentives, it is unlikely that the marketing of the product in the European Union would generate sufficient return to justify the necessary investment. In either case, the applicant must also demonstrate that there exists no satisfactory method of diagnosis, prevention or treatment of the condition in question that has been authorized in the European Union or, if such method exists, that the medicinal product will be of significant benefit to those affected by that condition. The COMP assesses the orphan status at both the time of first designation and also in parallel with the review of every marketing authorization application for an orphan medicine.

After a marketing authorization has been granted in the European Union for an orphan product, no similar product may be approved for a period of ten years. At the end of the fifth year, however, any member state can initiate proceedings to restrict that period to six years if it believes the criteria for orphan designation no longer apply, for example, because the prevalence of disease has increased or the manufacturer is earning an unreasonable profit. In addition, competitive products can be approved during the marketing exclusivity period if they are not similar to the original product, or even if they are similar, if they are safer, more effective or otherwise clinically superior to it.

Our anthrax immune globulin therapeutic product candidate has been granted orphan drug status in the United States and the European Union, and our tuberculosis vaccine product candidate has been granted orphan drug status in the European Union.

Reimbursement and Pricing Controls

In many of the markets where we or our potential collaborators would commercialize a product following regulatory approval, the prices of medicinal products are subject to direct price controls by law and to reimbursement programs with varying price control mechanisms.

In the United States, there has been an increasing focus on drug and biologic pricing in recent years. There are currently no direct government price controls over private sector purchases in the United States. However, the Veterans Health Care Act establishes mandatory price discounts for certain federal purchasers, including the U.S. Department of Veterans Affairs, the U.S. Department of Defense, or DoD, and the U.S. Public Health Service; the discounts are based on prices charged to other customers.

Under the Medicaid program, a joint federal/state program that provides medical coverage to certain low income families and individuals, pharmaceutical manufacturers must pay prescribed rebates on specified drugs, including biological products, to enable them to be eligible for reimbursement. Vaccines are generally exempt from these rebate requirements, and vaccines for Medicaid-eligible children are primarily provided through the Vaccines for Children Program. Medicare, the federal program that provides medical coverage for the elderly and disabled, generally reimburses for physician-administered drugs, including biological products, on the basis of the product’s average sales price, although the principal vaccines that are reimbursed under Part B, Influenza, Pneumococcal and Hepatitis B,  are reimbursed based on average wholesale price. Outpatient drugs and other vaccines may be reimbursed under Medicare Part D. Part D is administered through private entities that attempt to negotiate price concessions from pharmaceutical manufacturers. Various states have adopted further mechanisms that seek to control drug prices, including by disfavoring higher priced products and by seeking supplemental rebates from manufacturers. Managed care has also become a potent force in the market place and exerts additional downward pressure on the prices of pharmaceutical products.

Public and private health care payors control costs and influence drug and biologic pricing through a variety of mechanisms, including negotiating discounts with the manufacturers and the use of tiered formularies and other mechanisms that provide preferential access to particular products over others within a therapeutic class. Payors also set other conditions or criteria to govern the uses of a drug or biologic that will be deemed medically appropriate and therefore reimbursed or otherwise covered. In particular, many public and private health care payors limit reimbursement and coverage to the uses that are either approved by the FDA or that are supported by other appropriate evidence, such as published medical literature, and appear in certain specified compendium. Drug compendia are publications that summarize the available medical evidence for particular drug products and identify which uses are supported or not supported by the available evidence, whether or not such uses have been approved by the FDA.

Most non-pediatric commercial vaccines are purchased and paid for, or reimbursed by, managed care organizations, other private health plans or public insurers or paid for directly by patients. In the United States, pediatric vaccines are funded by a variety of federal entitlements and grants, as well as state appropriations. The CDC currently distributes pediatric grant funding on a discretionary basis under the PHSA. Federal and state governments purchase the majority of all pediatric vaccines produced in the United States, primarily through the Vaccines for Children Program implemented by the U.S. Congress in 1994. The Vaccines for Children Program is designed to help pay for vaccinations to disadvantaged children, including uninsured children, children on Medicaid and underinsured children who receive vaccinations at federally qualified health centers.

Different pricing and reimbursement schemes exist in other countries. In the European Union, governments influence the price of pharmaceutical products through their pricing and reimbursement rules and control of national health care systems that fund a large part of the cost of those products to consumers. Some jurisdictions operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed. Other member states allow companies to fix their own prices for medicines, but monitor and control company profits. The downward pressure on health care costs in general, particularly prescription drugs, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries cross-border imports from low-priced markets exert a commercial pressure on pricing within a country.

Regulations Regarding Government Contracting

Our status as a government contractor in the United States and elsewhere means that we are also subject to various statutes and regulations, including the FAR which govern the procurement of goods and services by agencies of the United States and other countries. These governing statutes and regulations can impose stricter penalties than those normally applicable to commercial contracts, such as criminal and civil liability and suspension and debarment from future government contracting. In addition, pursuant to various statutes and regulations, our government contracts can be subject to unilateral termination or modification by the government for convenience in the United States and elsewhere, detailed auditing requirements and accounting systems, statutorily controlled pricing, sourcing and subcontracting restrictions and statutorily mandated processes for adjudicating contract disputes.

Vaccine Injury Compensation Program

Because the cost of vaccine related litigation had reduced significantly the number of manufacturers willing to sell childhood vaccines, the U.S. Congress enacted the National Childhood Vaccine Injury Act, or Vaccine Injury Act, in 1986. The Vaccine Injury Compensation Program established under the Vaccine Injury Act is a no-fault compensation program funded by an excise tax on each dose of a covered vaccine and is designed to streamline the process of seeking compensation for those injured by childhood vaccines. The Vaccine Injury Act requires all individuals injured by certain vaccines to go through the compensation program, as administered by the U.S. Court of Federal Claims, before pursuing other remedies. Although claimants can reject decisions issued under the compensation program and pursue subsequent legal action through the courts, the Vaccine Injury Act determines the circumstances under which a manufacturer of a covered vaccine may be found liable in a civil action. The Vaccine Injury Act may not reduce or limit our liability arising out of product liability claims.

Hazardous Materials and Select Agents

Our development and manufacturing processes may involve the use of hazardous materials, including chemicals, bacteria, viruses and radioactive materials, and produce waste products. Accordingly, we are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of these materials. In addition to complying with environmental and occupational health and safety laws, we must comply with special regulations relating to biosafety administered by the CDC, HHS, U.S. Department of Agriculture, or USDA, and the DoD.

The Public Health Security and Bioterrorism Preparedness and Response Act and the Agricultural Protection Act require us to register with the CDC and the USDA our possession, use or transfer of select biological agents or toxins that could pose a threat to public health and safety, to animal or plant health or to animal or plant products. This legislation requires increased safeguards and security measures for these select agents and toxins, including controlled access inspections and the screening of entities and personnel, and establishes a comprehensive national database of registered entities.

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

Other Regulations

In the United States and elsewhere, the research, manufacturing, distribution, sale and promotion of drug and biological products are subject to regulation by various federal, state and local authorities. In the United States, in addition to the FDA, such authorities, include the Centers for Medicare and Medicaid Services; other divisions of HHS, such as the Office of Inspector General; the U.S. Department of Justice and individual U.S. Attorney offices within the Department of Justice; and state and local governments. For example, sales, marketing and scientific and educational grant programs must comply with the anti-kickback and fraud and abuse provisions of the Social Security Act and the False Claims Act, with the privacy provisions of the Health Insurance Portability and Accountability Act and the Health Information Technology for Economic and Clinical Health Act, and with similar state laws. Pricing and rebate programs must comply with the Medicaid rebate requirements of the Omnibus Budget Reconciliation Act of 1990 and the Veterans Health Care Act of 1992.

All of these activities are also potentially subject to federal and state consumer protection and unfair competition laws.  In addition, we are subject to the Export Administration Regulations implemented by the Bureau of Industry and Security governing the export of BioThrax and technology for the development and use of pathogens and toxins in the development and manufacture of BioThrax and our product candidates. In connection with our international sales activity, we are also subject to export regulations and other sanctions imposed by the Office of Foreign Assets Control of the U.S. Department of the Treasury, the antiboycott provisions of the Export Administration Act and the Internal Revenue Code and the Foreign Corrupt Practices Act.  Outside the United States, advertising and promotion of medicinal products, along with associated commercial practices, are often subject to significant government regulation by local authorities.

Personnel

As of December 31, 2009, we had 652 employees, including 172 employees engaged in product development, 310 employees engaged in manufacturing, 11 employees engaged in sales and marketing and 159 employees engaged in general and administrative activities. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel. None of our employees are represented by a labor union or covered by collective bargaining agreements. We believe that our relations with our employees are good.

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

We also make available, free of charge on our website, the reports filed with the SEC by our executive officers, directors and 10% stockholders pursuant to Section 16 under the Exchange Act as soon as reasonably practicable after copies of those filings are provided to us by those persons. In addition, we intend to make available on our website all disclosures that are required to be posted by applicable law, the rules of the SEC or the New York Stock Exchange listing standards regarding any amendment to, or waiver of, our code of business conduct and ethics. The information contained on, or that can be accessed through, our website is not a part of, or incorporated by reference, in this annual report on Form 10-K.

ITEM 1A.	RISK FACTORS

Risks Related to Our Dependence on U.S. Government Contracts

We have derived substantially all of our revenue from sales of BioThrax under contracts with HHS or the DoD. If HHS or DoD demand for BioThrax is reduced, our business, financial condition and operating results could be materially harmed.

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

We expect that a significant portion of the business that we will seek in the near future will be under government contracts or subcontracts awarded through competitive bidding. Competitive bidding for government contracts presents a number of risks that are not typically present in the commercial contracting process, including:

•	the need to devote substantial time and attention of management and key employees to the preparation of bids and proposals for contracts that may not be awarded to us;
•	the need to accurately estimate the resources and cost structure that will be required to perform any contract that we might be awarded;
•	that we may be ineligible to respond to a request for proposal issued by the government;
•	that third parties could submit protests to our responses to requests for proposal that could result in delays or withdrawals of those requests for proposal; and
•
that we may incur or could suffer expenses or delays if our competitors protest or challenge contract awards made to us pursuant to competitive bidding and that any such protest or challenge would result in the resubmission of bids based on modified specifications, or in termination, reduction or modification of the awarded contract.

The U.S. government may choose to award future contracts for the supply of anthrax vaccines and other biodefense product candidates that we are developing to our competitors instead of to us. If we are unable to win particular contracts, we may not be able to operate in the market for products that are provided under those contracts for a number of years.  For example, in December 2009, BARDA cancelled a previously issued procurement RFP for an rPA vaccine for the SNS in favor of BAA for rPA vaccine development.  We submitted a proposal responding to the BAA in January 2010 to develop our rPA vaccine product.  Additionally, if we are unable to consistently win new contract awards over an extended period, or if we fail to anticipate all of the costs and resources that will be required to secure such contract awards, our growth strategy and our business, financial condition and operating results could be materially adversely affected.

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

Our existing and prior contracts for the supply of BioThrax with HHS and the DoD have been fixed price contracts. We expect that our future contracts with the U.S. government for BioThrax as well as contracts for biodefense product candidates that we successfully develop also may be fixed price contracts. Under a fixed price contract, we are required to deliver our products at a fixed price regardless of the actual costs we incur and to absorb any costs in excess of the fixed price. Estimating costs that are related to performance in accordance with contract specifications is difficult, particularly where the period of performance is over several years. Our failure to anticipate technical problems, estimate costs accurately or control costs during performance of a fixed price contract could reduce the profitability of a fixed price contract or cause a loss.

Unfavorable provisions in government contracts, some of which may be customary, may harm our business, financial condition and operating results.

Government contracts customarily contain provisions that give the government substantial rights and remedies, many of which are not typically found in commercial contracts, including provisions that allow the government to:

•	terminate existing contracts, in whole or in part, for any reason or no reason;
•	unilaterally reduce or modify contracts or subcontracts, including equitable price adjustments;
•	cancel multi-year contracts and related orders if funds for contract performance for any subsequent year become unavailable;
•	decline to exercise an option to renew a contract;
•	exercise an option to purchase only the minimum amount, if any, specified in a contract;
•	decline to exercise an option to purchase the maximum amount, if any, specified in a contract;
•	claim rights to products, including intellectual property, developed under the contract;
•	take actions that result in a longer development timeline than expected;
•	direct the course of a development program in a manner not chosen by the government contractor;
•	suspend or debar the contractor from doing business with the government or a specific government agency;
•	pursue criminal or civil remedies under the False Claims Act and False Statements Act; and
•	control or prohibit the export of products.

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

Legal proceedings could be costly to defend, and the results could reduce demand for BioThrax by the U.S. government. For example, a group of unnamed military personnel filed a lawsuit in 2003 seeking to enjoin the DoD from administering BioThrax on a mandatory basis without informed consent of the recipient or a Presidential waiver, and a federal court issued the requested injunction in 2004. In 2005, the FDA issued an order affirming the BioThrax license, and, as a result, an appellate court ruled in February 2006 that the injunction was dissolved. In October 2006, the DoD announced that it was resuming a mandatory vaccination program for BioThrax for designated personnel and contractors. In December 2006, the same counsel who brought the prior lawsuit filed a new lawsuit contending that the FDA’s 2005 final order should be set aside and that BioThrax is not properly approved for use in the DoD’s vaccination program. In February 2008, the federal district court in which that case was pending dismissed the action, concluding that the FDA did not make a clear error of judgment in reaffirming the safety and efficacy of BioThrax. On September 29, 2009, the United States Court of Appeals for the District of Columbia Circuit issued its opinion in Rempfer v. Torti, affirming the February 29, 2008 finding of the District Court that the FDA did not violate the Administrative Procedure Act in connection with its December 19, 2005 Final Order classifying BioThrax as safe and effective.  The plaintiffs’ petition for writ of certiorari in the United States Supreme Court was denied on March 1, 2010.

Although we are not a party to any lawsuits challenging the DoD’s mandatory use of BioThrax, if a court were to again enjoin the DoD’s use of BioThrax on a mandatory basis, the amount of future purchases of BioThrax by the U.S. government could be affected. Furthermore, contractual indemnification provisions and statutory liability protections may not fully protect us from all related liabilities, and statutory liability protections could be revoked or amended to reduce the scope of liability protection. For example, although we have invoiced the DoD for reimbursement of our costs incurred with respect to the lawsuits filed against us by current and former members of the U.S. military claiming damages as the result of personal injuries allegedly suffered from vaccination with BioThrax, the DoD has not yet acted on our claim for indemnification for defense costs associated with those claims. In addition, lawsuits brought directly against us by third parties, even if not successful, would require us to spend time and money defending the related litigation that may not be reimbursed by insurance carriers or covered by indemnification under existing contracts.

Risks Related to Our Financial Position and Need for Additional Financing

We may not maintain profitability in future periods or on a consistent basis.

We commenced operations in 1998, and the FDA approved the manufacture of BioThrax at our renovated facilities in Lansing, Michigan in December 2001. Although we were profitable for each of the last five fiscal years, we have not been profitable for every quarter during that time. Our profitability is substantially dependent on revenues from BioThrax product sales. Revenues from BioThrax product sales have fluctuated significantly in recent quarters, and we expect that they will continue to fluctuate significantly from quarter to quarter based on several factors, including the timing of our fulfilling orders from the U.S. government. Additionally, our profitability may be adversely affected as we progress through various stages of ongoing or planned clinical trials for our product candidates.  We may not be able to achieve consistent profitability on a quarterly basis or sustain or increase profitability on an annual basis.

Our indebtedness may limit cash flow available to invest in the ongoing needs of our business.

As of December 31, 2009, we had $65.7 million principal amount of debt outstanding. We may seek to raise substantial external debt financing to provide additional financial flexibility. Our leverage could have significant adverse consequences, including:

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

We may not have sufficient funds or may be unable to arrange for additional financing to pay the amounts due under our existing debt. In addition, a failure to comply with the covenants under our existing debt instruments could result in an event of default under those instruments. In the event of an acceleration of amounts due under our debt instruments as a result of an event of default, we may not have sufficient funds or may be unable to arrange for additional financing to repay our indebtedness or to make any accelerated payments, and the lenders could seek to enforce security interests in the collateral securing such indebtedness. In addition, the covenants under our existing debt instruments and the pledge of our existing assets as collateral limit our ability to obtain additional debt financing.

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

As of December 31, 2009, we had $102.9 million of cash and cash equivalents. Our future capital requirements will depend on many factors, including:

•	the level and timing of BioThrax product sales and cost of product sales;
•	the acquisition of, and capital improvements to, new facilities;
•
the timing of, and the costs involved in, completion of qualification and validation activities related to our manufacturing facility in Lansing, Michigan, the build out of our new manufacturing facility in Baltimore, and any other new facilities;

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

Our committed external sources of funds consist of the borrowing availability under our revolving line of credit with Fifth Third Bank and grant and development funding of some of our candidates. To the extent our capital resources are insufficient to meet our future capital requirements, we will need to finance our cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. Difficult economic conditions may make it difficult to obtain financing on attractive terms or at all. Lenders may be able to impose covenants on us that could be difficult to satisfy, which could put us at increased risk of defaulting on debt. If financing is unavailable or lost, we could be forced to delay, reduce the scope of or eliminate our research and development programs or reduce our planned commercialization efforts.

Our ability to borrow additional amounts under our loan agreement is subject to our satisfaction of specified conditions. Additional equity or debt financing, grants or corporate collaboration and licensing arrangements may not be available on acceptable terms, if at all. If we raise additional funds by issuing equity securities, our stockholders may experience dilution. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

We continually evaluate alternatives for the manufacture of various product candidates. We may seek to acquire one or more additional facilities or sign agreements with contract manufacturing organizations. We have constructed a 50,000 square foot manufacturing facility on our Lansing, Michigan campus, which is designed to produce multiple fermentation-based vaccines, subject to developing, obtaining approval of, implementing and complying with appropriate change-over procedures. Additionally, in 2009 we acquired a facility in Baltimore, Maryland that we expect to utilize for certain product development or manufacturing projects. In order to do so, we anticipate that we will be required to make certain capital expenditures to upgrade and maintain this facility.

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

We may seek permission from the FDA to use our new manufacturing facility in Lansing for the manufacture of both BioThrax and our rPA vaccine product candidate. This could require approval from the FDA of change-over procedures. If approval of such change-over procedures is delayed or not obtained, we may not be able to utilize this facility for the manufacture of both BioThrax and our rPA vaccine product candidate, which may limit our ability to grow our revenues.

BioThrax and our vaccine and therapeutic product candidates are complex to manufacture and ship, which could cause us to experience delays in revenues or shortages of products.

BioThrax and all our product candidates are biologics. Manufacturing biologic products, especially in large quantities, is complex. The products must be made consistently and in compliance with a clearly defined manufacturing process. Accordingly, it is essential to be able to validate and control the manufacturing process to assure that it is reproducible. Slight deviations anywhere in the manufacturing process, including maintaining master seed banks and preventing drift, obtaining materials, seed growth, fermentation, filtration, filling, labeling, packaging, storage and shipping and quality control and testing, may result in lot failures or manufacturing shut-down, delay in the release of lots, product recalls, spoilage or regulatory action. Success rates can vary dramatically at different stages of the manufacturing process, which can lower yields and increase costs. From time to time we experience deviations in the manufacturing process that may take significant time and resources to resolve and if unresolved may affect manufacturing output and could cause us to fail to satisfy customer orders or contractual commitments, lead to a termination of one or more of our contracts, lead to delays in our clinical trials, result in litigation or regulatory action against us, or cause the FDA to cease releasing product until the deviations are explained and corrected, any of which could be costly to us and negatively impact our business.

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

In addition, under our contacts with HHS to deliver doses of BioThrax, we are responsible for shipping BioThrax and our product candidates must be maintained at a prescribed temperature range during shipping, and variations from that temperature range could result in loss of product and could adversely affect our profitability. Delays, lot failures, shipping deviations, spoilage or other loss during shipping could cause us to fail to satisfy customer orders or contractual commitments, lead to a termination of one or more of our contracts, lead to delays in our clinical trials or result in litigation or regulatory action against us, any of which could be costly to us and otherwise harm our business.

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

If the company on which we rely for filling BioThrax vials is unable to perform these services for us, our business may suffer.

We have outsourced the operation for filling BioThrax into vials to a single company, Hollister-Stier Laboratories LLC, or Hollister-Stier. Our contract with Hollister-Stier expires on December 31, 2010. We have not established internal redundancy for our filling functions, however, we have identified and contracted with an additional provider that we believe can handle our filling needs. Before this party may perform filling services for us, it must be qualified and licensed by the FDA. Such qualification and licensure may require use of a significant number of doses of BioThrax for consistency lots and stability testing that we may not be able to sell in the future once testing is complete. If Hollister-Stier is unable to perform filling services for us, we would need to obtain FDA approval of our potential substitute filler, engage, qualify and license an alternative filling company or develop our own filling capabilities. Any new contract filling company or filling capabilities that we acquire or develop will need to be approved by the FDA. Identifying and engaging a new contract filling company or developing our own filling capabilities and obtaining FDA approval could involve significant time and cost. As a result, we might not be able to deliver BioThrax orders on a timely basis and our revenues could decrease.

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

If third parties do not manufacture our product candidates in sufficient quantities and at an acceptable cost or in compliance with regulatory requirements and specifications, the development and commercialization of our product candidates could be delayed, prevented or impaired.

We currently rely, or plan to rely, on third parties to manufacture the supplies of our vaccine and therapeutic product candidates that we require for preclinical and clinical development, including our anthrax immune globulin therapeutic, anthrax monoclonal therapeutic, Typhella vaccine, tuberculosis vaccine and chlamydia vaccine product candidates. Any significant delay in obtaining adequate supplies of our product candidates could adversely affect our ability to develop or commercialize these product candidates. For example, in 2008 the initial manufacturer of our anthrax monoclonal therapeutic informed us it was discontinuing contract manufacturing operations and we were forced to secure alternative manufacturing resources.

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

We hold a number of insurance policies in an effort to protect ourselves against extraordinary or unanticipated costs. Our general liability and excess insurance policies provide for coverage up to annual aggregate limits of $12 million, with coverage of $1 million per occurrence and $2 million in the aggregate for general liability and $10 million per occurrence and in the aggregate for excess liability. Both policies exclude coverage for liabilities relating to the release of pollutants. We do not currently hold insurance policies expressly providing for coverage relating to our use of hazardous materials other than storage tank liability insurance for our Lansing facility with coverage of $1 million per occurrence and $2 million annual aggregate limit and a $25,000 per claim deductible. We hold product liability and clinical trial liability insurance policies for our commercial products and each clinical trial we are conducting in amounts we deem appropriate.

These policies are subject to deductibles, exclusions and coverage limitations. Circumstances may arise where we face liabilities that are not covered by these policies, or where our coverage is not adequate, which may expose us to significant liabilities and significantly and adversely affect our business or financial position.

Risks Related to Product Development

Our business depends significantly on our success in completing development and commercialization of our product candidates at acceptable costs. If we are unable to commercialize these product candidates, or experience significant delays or unanticipated costs in doing so, our business will be materially harmed.

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

If, as a result of the foregoing factors or otherwise, we are prevented from developing and commercializing a product candidate in an economically acceptable manner, that product program may be adversely affected and the commercial success of the product candidate may be harmed.  For example, we recently agreed with Talecris Biotherapeutics, Inc. to extend the commencement date of the commercial term for manufacture of our anthrax immune globulin product candidate.  We are currently in negotiations with Talecris for a longer-term resolution regarding commercial production; however, in the event that we are not able to negotiate a satisfactory resolution we may be required to explore other options for our anthrax immune globulin program that could result in less favorable commercial success for this product candidate, or no commercial success at all.

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

For example, in December 2008, we and Sanofi Pasteur determined that the joint efforts of our collaboration had not identified a viable product candidate, which effectively ended most material development activities under our meningitis B product development program.  Additionally, our flu and chlamydia vaccine product candidates are still in preclinical stages of development, and if we are unable to successfully complete these development efforts and commence clinical trails for these product candidates, our business and opportunities for growth could be materially harmed.

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

For example, the standard of care for the treatment of patients infected with hepatitis B impacted our ability to recruit participants for our Phase II clinical trial in the United Kingdom and Serbia because we administered our product candidate as a monotherapy, causing us to cease enrollment in this trial. If we are required to cease enrollment in other product candidate clinical trials or are not able to commence such trials in a region in which our enrollment efforts are successful, we will be unable to progress the clinical programs for such product candidates. In addition, because some of our current and future vaccine product candidates contain live attenuated viruses, our testing of these vaccine product candidates is subject to additional risk. For example, there have been reports of serious adverse events following administration of live vaccine products in clinical trials conducted by other vaccine developers. Also, for some of our current and future vaccine product candidates, we expect to conduct clinical trials in chronic carriers of the disease that our product candidate seeks to prevent. There have been reports of disease flares in chronic carriers following administration of live vaccine products.

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

Under the Project BioShield Act, the Secretary of HHS can contract to purchase countermeasures for the SNS prior to FDA approval of the countermeasure in specified circumstances. Project BioShield also allows the Secretary of HHS to authorize the emergency use of medical products that have not yet been approved by the FDA. However, our product candidates might not be selected by the Secretary under this authority. Moreover, this authority could result in increased competition for our products and product candidates.

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

The market for sales of BioThrax to customers other than the U.S. government is undeveloped, and we may not be successful in generating meaningful sales of BioThrax to these potential customers. To date, we have made only modest sales to these customers. In particular, we have supplied small amounts of BioThrax directly to several foreign governments. In 2007, 2008 and 2009, our sales of BioThrax to customers other than the U.S. government represented a small portion of our revenue. If we fail to significantly increase our sales of BioThrax to these customers, our business and opportunities for growth could be materially harmed.

Government regulations may make it difficult for us to achieve significant sales of BioThrax to customers other than the U.S. government. For example, many foreign governments require licensure of BioThrax in their jurisdiction before they will consider procuring doses. Additionally, we are subject to export control laws imposed by the U.S. government. Although there are currently only limited restrictions on the export of BioThrax and related technology, the U.S. government may decide, particularly in the current environment of elevated concerns about global terrorism, to increase the scope of export prohibitions. These prohibitions could limit our sales of BioThrax to foreign governments and other foreign customers. In addition, U.S. government demand for anthrax vaccine may limit supplies of BioThrax available for sale to non-U.S. government customers. For example, our efforts to develop domestic commercial and international sales may be impeded by the DoD’s right under the Defense Production Act to require us to deliver doses that we do not currently anticipate. Furthermore, the DoD’s sale of BioThrax to foreign governments under the Foreign Military Sales program has and may continue to have an adverse effect on our ability to sell BioThrax internationally.

Our ability to meet any potential increased demand that develops for sales of BioThrax to customers other than the U.S. government depends on our available production capacity. We use substantially all of our current production capacity at our primary manufacturing facility in Lansing, Michigan to manufacture BioThrax for current sales to U.S. government customers. Additionally, we have constructed another manufacturing facility at our Lansing campus that is available for production of BioThrax, subject to final qualification and validation activities. To prepare for the event that we obtain significant orders for BioThrax from customers other than the U.S. government that cannot be accommodated by our existing facilities, we may explore additional manufacturing alternatives that would enable us to increase our manufacturing capacity and, as a result, allow us to increase sales of BioThrax to customers other than the U.S. government. If we are successful in this effort, it could be several years until a facility is qualified and validated and able to produce saleable vaccine. If we are unsuccessful in this effort, our opportunities for growth could be limited.

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

Compliance with the FCPA is expensive and difficult, particularly in countries in which corruption is a recognized problem. In addition, the FCPA presents particular challenges in the pharmaceutical industry because, in many countries, hospitals are operated by the government, and doctors and other hospital employees are considered foreign officials. Certain payments to hospitals in connection with clinical studies and other work have been deemed to be improper payments to government officials and have led to FCPA enforcement actions. China is an example of one jurisdiction in which we are contemplating future expansion where we will need to exercise caution to ensure our compliance with the FCPA.

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

Additional lawsuits, publicity campaigns or other negative publicity may adversely affect the degree of market acceptance of, and thereby limit the demand for, BioThrax and our biodefense product candidates.  In such event, our ability to market and sell such products may be hindered and the commercial success of BioThrax and other products we develop will be harmed, thereby reducing our revenues.

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

Our competitors may develop products that are safer, more effective, have fewer side effects, are more convenient or are less costly than any products that we may develop. Our competitors may also obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours. We believe that our most significant competitors in the area of vaccine and therapeutics are a number of pharmaceutical companies that have vaccine programs, including Merck & Co., GlaxoSmithKline, Sanofi Pasteur, Pfizer, and Novartis, as well as smaller more focused companies engaged in vaccine and therapeutic development, such as Aeras, Crucell, Cangene, Human Genome Sciences, Soligenix, Dynport Vaccine Company, Elusys, Bavarian Nordic and PharmAthene.

Any vaccine and therapeutic product candidate that we successfully develop and commercialize is likely to compete with currently marketed products, including antibiotics and antiviral drugs, and with other product candidates that are in development for the same indications. In many cases, the currently marketed products have well known brand names, are distributed by large pharmaceutical companies with substantial resources and have achieved widespread acceptance among physicians and patients. In addition, we are aware of product candidates of third parties that are in development, which, if approved, would compete against product candidates for which we intend to seek marketing approval.

Although BioThrax is the only anthrax vaccine approved by the FDA for the prevention of anthrax infection, the government is funding the development of new products that could compete with BioThrax, and could eventually procure those new products in addition to, or instead of, BioThrax, potentially reducing our BioThrax revenues. We also face competition for our biodefense product candidates. For example, HHS has awarded a development and SNS procurement contract to a competitor for an anthrax immune globulin therapeutic and is assisting this company in its production efforts by providing it with BioThrax doses that we delivered for placement into the SNS so that it can immunize donors and obtain plasma for its anthrax immune globulin therapeutic product candidate. HHS has awarded another development and SNS procurement contract to another competitor for an anthrax monoclonal antibody as a post-exposure therapeutic for anthrax infection. One oral typhoid vaccine and one injectable typhoid vaccine are currently approved and administered in the U.S. and Europe. The Aeras Global Tuberculosis Vaccine Foundation is developing or supporting the development of five tuberculosis vaccine product candidates in addition to ours, any of which could present competitive risks. Numerous companies have vaccine product candidates in development that would compete with any of our commercial product candidates for which we are seeking to obtain marketing approval.

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

The Public Readiness and Emergency Preparedness Act, or PREP Act, which was signed into law in December 2005, creates immunity for manufacturers of biodefense countermeasures when the Secretary of HHS issues a declaration for their manufacture, administration or use. A PREP Act declaration is meant to provide immunity from all claims under state or federal law for loss arising out of the administration or use of a covered countermeasure. Manufacturers are not entitled to protection under the PREP Act in cases of willful misconduct. Upon a declaration by the Secretary of HHS, a compensation fund is created to provide “timely, uniform, and adequate compensation to eligible individuals for covered injuries directly caused by the administration or use of a covered countermeasure.” The “covered injuries” to which the program applies are defined as serious physical injuries or death. Individuals are permitted to bring a willful misconduct action against a manufacturer only after they have exhausted their remedies under the compensation program. Therefore, a willful misconduct action could be brought against us if any individuals exhausted their remedies under the compensation program and thereby expose us to liability. In October 2008, the Secretary of HHS issued a PREP Act declaration identifying BioThrax and our anthrax immune globulin therapeutic candidate as covered countermeasures. We do not know, however, whether the PREP Act will provide adequate protection or survive anticipated legal challenges to its validity.

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

In addition, although our prior contracts with the DoD and HHS provided that the U.S. government would indemnify us for any damages resulting from product liability claims, our current contracts with HHS do not contain such indemnification, and we may not be able to negotiate similar indemnification provisions in future contracts.

Product liability lawsuits could cause us to incur substantial liabilities and require us to limit commercialization of any products that we may develop.

We face an inherent risk of product liability exposure related to the sale of BioThrax and any other products that we successfully develop and the testing of our product candidates in clinical trials. For example, we have been a defendant in lawsuits filed on behalf of military personnel who alleged that they were vaccinated with BioThrax by the DoD and claimed damages resulting from personal injuries allegedly suffered because of the vaccinations. The plaintiffs in these lawsuits claimed different injuries and sought varying amounts of damages. Although we successfully defended these lawsuits, we cannot ensure that we will be able to do so in the future.

Under our prior BioThrax contracts with the DoD and HHS, the U.S. government indemnified us against claims by third parties for death, personal injury and other damages related to BioThrax, including reasonable litigation and settlement costs, to the extent that the claim or loss results from specified risks not covered by insurance or caused by our grossly negligent or criminal behavior. As required under such contracts, we have notified the DoD of personal injury claims that have been filed against us as a result of the vaccination of U.S. military personnel with BioThrax and are seeking reimbursement from the DoD for uninsured costs incurred in defending these claims; however, the DoD has not acted on our requests for reimbursement. The collection process can be lengthy and complicated, and there is no guarantee that we will be able to recover these amounts from the U.S. government.

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

We expect that the success of some of our commercial vaccine product candidates for which we obtain marketing approval will depend on inclusion of those product candidates in government immunization programs. Most non-pediatric commercial vaccines are purchased and paid for, or reimbursed by, managed care organizations, other private health plans or public insurers or paid for directly by patients. In the U.S., pediatric vaccines are funded by a variety of federal entitlements and grants, as well as state appropriations. Foreign governments also commonly fund pediatric vaccination programs through national health programs. In addition, with respect to some diseases affecting the public health generally, particularly in developing countries, public health authorities or non-governmental, charitable or philanthropic organizations fund the cost of vaccines.

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

In addition, qui tam lawsuits have been brought against us in which the plaintiffs argued that we defrauded the U.S. government by distributing non-compliant doses of BioThrax. Although we ultimately prevailed in this litigation, we spent significant time and money defending the litigation. U.S. States, many municipalities and foreign governments typically also have laws and regulations governing contracts with their respective agencies. These domestic and foreign laws and regulations affect how we and our customers conduct business and, in some instances, impose additional costs on our business. Any changes in applicable laws and regulations could restrict our ability to maintain our existing contracts and obtain new contracts, which could limit our ability to conduct our business and materially adversely affect our revenues and results of operations.

We rely on property and equipment owned by the U.S. government in the manufacturing process for BioThrax.

We have the right to use certain property and equipment that is owned by the U.S. government, referred to as government furnished equipment, or GFE, at our Lansing, Michigan site in the manufacture of BioThrax. We have the option to purchase all or part of the existing GFE from the U.S. government on terms to be negotiated with the U.S. government. If the U.S. government modifies the terms under which we use the GFE in a manner that is unfavorable to us, including substantially increasing the usage fee, or we are unable to reach an agreement with the U.S. government concerning the terms of the purchase of that part of the GFE necessary for our business, our business could be harmed. If the U.S. government were to terminate or fail to extend all BioThrax supply contracts with us, we potentially could be required to rent or purchase that part of the GFE necessary for the continued production of BioThrax in our current manufacturing facility.

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

In the United States, BioThrax, our biodefense product candidates and our commercial product candidates are regulated by the FDA as biologics. To obtain approval from the FDA to market our product candidates, we will be required to submit to the FDA a biologics license application, or BLA. Ordinarily, the FDA requires a sponsor to support a BLA with substantial evidence of the product’s safety and effectiveness in treating the targeted indication based on data derived from adequate and well controlled clinical trials, including Phase III safety and efficacy trials conducted in patients with the disease or condition being targeted. However, our biodefense product candidates require slightly different treatment. Specifically, because humans are rarely exposed to anthrax toxins under natural conditions, and cannot be intentionally exposed, statistically significant effectiveness of our biodefense product candidates cannot be demonstrated in humans, but instead must be demonstrated, in part, by utilizing animal models before they can be approved for marketing. This is known as the FDA’s animal rule.

We intend to use the animal rule in pursuit of FDA approval for BioThrax as a post-exposure prophylaxis, our anthrax immune globulin therapeutic candidate, our rPA anthrax vaccine, our anthrax monoclonal antibody therapeutic, our BioThrax dual adjuvant vaccine, and our double mutant rPA vaccine. We cannot guarantee that the FDA will permit us to proceed with licensure of any of our BioThrax related programs or our other product candidates under the animal rule. Even if we are able to proceed pursuant to the animal rule, the FDA may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies, refuse to approve our products, or place restrictions on our ability to commercialize those products.

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

After approving the renovated Lansing facilities in December 2001, the FDA conducted routine, biannual inspections of the Lansing facilities in September 2002, May 2004, May 2006 and March 2008. Following each of these inspections, the FDA issued inspectional observations on Form FDA 483, some of which were significant. We responded to the FDA regarding the inspectional observations relating to each inspection and, where necessary, implemented corrective action. All observations from each of those inspections were successfully closed out.  In December 2005, the FDA stated in its final order on BioThrax that at that time we were in substantial compliance with all regulatory requirements related to the manufacture of BioThrax and that the FDA would continue to evaluate the production of BioThrax to assure compliance with federal standards and regulations.

The FDA conducted a routine, biannual inspection of the Lansing facility in December 2009. Following this inspection, the FDA issued inspectional observations on Form FDA 483. We are in the process of implementing corrective action where necessary and anticipate that all observations from the 2009 inspection will be successfully closed out in the near future.  If in connection with this inspection or with any future inspection the FDA finds that we are not in substantial compliance with cGMP requirements, or if the FDA is not satisfied with the corrective actions we take in connection with any such inspection, the FDA may undertake enforcement action against us.

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

If our competitors are able to obtain orphan drug exclusivity for their products that are the same as our products, we may be precluded from selling or obtaining approval of our competing products by the applicable regulatory authorities for a significant period of time.

If one of our competitors obtains orphan drug exclusivity for an indication for a product that competes with one of the indications for one of our product candidates before we obtain orphan drug designation, and if the competitor’s product is the same drug as ours, the FDA would be prohibited from approving our product candidate for the same orphan indication unless we demonstrate that our product is clinically superior or the FDA determines that the holder of the orphan drug exclusivity cannot assure the availability of sufficient quantities of the drug. We have obtained orphan drug status from the FDA and in the European Union for our anthrax immune globulin therapeutic product candidate and in the European Union for our tuberculosis vaccine product candidate; however, none of our other products or product candidates has been designated as an orphan drug and there is no guarantee that the FDA will grant such designation in the future. Even if we obtain orphan drug exclusivity for one or more indications for one of our product candidates, we may not be able to maintain it. For example, if a competitive product that is the same drug or biologic as our product is shown to be clinically superior to our product, any orphan drug exclusivity we may have obtained will not block the approval of that competitive product.

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

We intend to have some or all of our products marketed outside the United States. To market our products in the European Union and many other foreign jurisdictions, we may need to obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. With respect to some of our product candidates, we expect that a future collaborator will have responsibility to obtain regulatory approvals outside the United States, and we will depend on our collaborators to obtain these approvals. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ from that required to obtain FDA approval.

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

Any collaboration that we enter into may not be successful. For example, based on preclinical studies performed under a license agreement that we entered into with Sanofi Pasteur, both parties determined that the joint efforts had not identified a promising meningitis B vaccine product candidate and we mutually terminated the collaboration. Additionally, the success of our collaboration arrangements will depend heavily on the efforts and activities of our collaborators. It is likely that our collaborators will have significant discretion in determining the efforts and resources that they will apply to these collaborations.

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

If third parties on whom we rely for clinical or non-clinical trials do not perform as contractually required or as we expect, we may not be able to obtain regulatory approval for or commercialize our product candidates and as a result, our business may suffer.

We do not have the ability to independently conduct the clinical or non-clinical trials required to obtain regulatory approval for our products. We depend on independent clinical investigators, contract research organizations and other third party service providers to conduct the clinical and non-clinical trials of our product candidates and expect to continue to do so. We rely heavily on these third parties for successful execution of our clinical and non-clinical trials, but do not exercise day-to-day control over their activities. We are responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with standards, commonly referred to as Good Clinical Practices, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected.

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

We expect to rely on data from clinical trials conducted by third parties seeking marketing approval for our product candidates. For example, our BLA supplement for a label expansion of BioThrax for a regimen of fewer doses is based on the results of a clinical trial conducted by the CDC. These government entities and non-government organizations have no obligation or commitment to us to conduct or complete any of these studies or clinical trials and may choose to discontinue these development efforts at any time. In addition, government entities depend on annual Congressional appropriations to fund these development efforts.

Risks Related to Our Intellectual Property

Protection of our intellectual property rights could be costly, and if we fail to protect them, our business could be harmed.

Our success, particularly with respect to our commercial business, will depend in large part on our ability to obtain and maintain protection in the U.S. and other countries for the intellectual property covering or incorporated into our technology and products. This protection is very costly. The patentability of technology in the field of vaccine and therapeutic development and other pharmaceuticals generally is highly uncertain and involves complex legal and scientific questions.

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

For example, we licensed an oligonucleotide adjuvant, CpG 7909, for use in our double mutant rPA product candidate and our BioThrax dual adjuvant vaccine product candidate from Coley Pharmaceutical Group, Inc. Coley, which was subsequently acquired by Pfizer Inc., is responsible for prosecuting, maintaining and defending these licensed patent rights. Coley notified us that a patent interference had been declared in the U.S. Patent and Trademark Office between our licensed patent and a third party patent application, which could result in revocation of the patent we have licensed. We may not know the outcome for a considerable period of time.

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

We are a party to a number of license agreements and expect to enter into additional license agreements in the future. For example, we consider our license from the Oxford-Emergent Tuberculosis Consortium to our tuberculosis vaccine product  candidate to be material to our business. Our existing licenses impose, and we expect future licenses will impose, various diligence, milestone payment, royalty, insurance and other obligations on us. If we fail to comply with these obligations, the licensor may have the right to terminate the license, in which event we might not be able to market any product that is covered by the licensed patents.

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

Our development and commercialization activities, as well as any product candidates or products resulting from these activities, may infringe or be claimed to infringe patents and other intellectual property rights of third parties under which we do not hold licenses or other rights. Additionally, third parties may be successful in obtaining patent protection for technologies that cover development and commercialization activities in which we are already engaged. Third parties may own or control these patents and intellectual property rights in the U.S. and abroad. These third parties could bring claims against us or our collaborators that would cause us to incur substantial expenses and, if successful against us, could cause us to pay substantial damages. Further, if a patent infringement or other similar suit were brought against us or our collaborators, we or they could be forced to stop or delay development, manufacturing or sales of the product or product candidate that is the subject of the suit.

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

 There has been substantial litigation and other proceedings regarding patent and other intellectual property rights in the biotechnology and pharmaceutical industries. For example, Bavarian Nordic sued Acambis for patent infringement and other claims arising out of Acambis’ importation of an MVA-based smallpox vaccine for biodefense use by the U.S. government. Bavarian Nordic claimed that its patents broadly covered the manufacture of MVA-based biological products and that Bavarian Nordic had rights in the biological materials used by Acambis. The Acambis strain has a distinct lineage from the strains used by us. That litigation was terminated by a settlement and consent order. Bavarian Nordic subsequently sued Oxford BioMedica PLC, Oxford BioMedica Ltd. and Biomedica Inc., collectively Oxford BioMedica, alleging that Oxford BioMedica has infringed certain Bavarian Nordic U.S. patents by making, using, and importing, and inducing others to use Oxford BioMedica’s experimental drug TroVax®, which is an MVA-based therapeutic cancer vaccine.  The Oxford BioMedica strain also has a distinct lineage from the strain used by us.  The lawsuit was settled by agreement between the parties.  While the terms of the settlement have not been published, the parties have announced that Oxford BioMedica received a license for TroVax under Bavarian Nordic’s MVA patents, and in return Bavarian Nordic received a license under Oxford BioMedica’s patents on heterologous prime boost technology and a sublicense under certain patents licensed by Sanofi to Oxford BioMedica. Typically, patent infringement settlements are structured to specifically cover the alleged infringing product, and the settlement has no direct impact on other products in the field.  Accordingly, we do not believe that the Acambis or Oxford BioMedica settlements will have any adverse effect on our plans for commercialization of our tuberculosis vaccine or our MVA platform. Bavarian Nordic also filed legal proceedings against the Bavarian State Ministry of the Environment and Public Health, or StMUG, in which Bavarian Nordic questioned StMUG’s rights to convey MVA strains to third parties. This lawsuit was dismissed and an appeal by Bavarian Nordic was withdrawn in June 2009. We have licensed from StMUG rights to materials and technology related to MVA. Our MVA platform technology, which has the potential to be used as a viral vector for delivery of certain vaccine antigens for different disease-causing organisms, is based in part on these rights.

Our ability to use our MVA platform technology, or to develop and manufacture MVA-based products such as our tuberculosis product candidate, could be negatively affected by pending or future patent infringement litigation or other legal actions brought by Bavarian Nordic or other parties challenging our rights to use MVA materials or technology. To protect our interests, we have filed oppositions in the European Patent Office against four of Bavarian Nordic’s patents covering certain aspects of the MVA technology. The European Patent Office has called for hearings in one of these oppositions to be held in June 2010 and in an additional two of these proceedings in October 2010. We are also a party to a trademark invalidation proceeding in the U.S. and certain foreign trademark offices. In addition, we may in the future become party to additional trademark invalidation or interference proceedings. The cost to us of any patent litigation or other proceeding, even if resolved in our favor, could be substantial. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their substantially greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace. Patent litigation and other proceedings may also absorb significant management time.

Risks Related to Our Acquisition Strategy

Our strategy of generating growth through acquisitions may not be successful.

Since our inception we have pursued an acquisition strategy to build our business. We commenced operations in September 1998 through an acquisition of rights to BioThrax, vaccine manufacturing facilities at a multi-building campus on approximately 12.5 acres in Lansing, Michigan and vaccine development and production know-how from the Michigan Biologic Products Institute. We acquired a portion of our pipeline of vaccine and therapeutic product candidates through our acquisition of Microscience Limited in a share exchange in 2005 and our acquisitions of substantially all of the assets, for cash, of Antex Biologics, Inc. in 2003 and of ViVacs GmbH in 2006.

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

Mr. El-Hibri has the ability to control the election of the members of our Board of Directors through his ownership interests among our significant stockholders. As of February 26, 2010, Mr. El-Hibri was the beneficial owner of approximately 39% of our outstanding common stock. Because Mr. El-Hibri has significant influence over the election of the members of our board, and because of his substantial control of our capital stock, Mr. El-Hibri will likely have the ability to delay or prevent a change of control of us that may be favored by other directors or stockholders and otherwise exercise substantial control over all corporate actions requiring board or stockholder approval, including any amendment of our certificate of incorporation or by-laws. The control by Mr. El-Hibri may prevent other stockholders from influencing significant corporate decisions and may result in conflicts of interest that could cause our stock price to decline.

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

Our stock price has been, and is likely to continue to be, volatile. From November 15, 2006, when our common stock first began trading on the New York Stock Exchange, through December 31, 2009, our common stock has traded as high as $27.00 per share and as low as $4.40 per share. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. For example, we have filed a registration statement that would permit us to issue up to $100 million in common stock.  Moreover, holders of an aggregate of approximately 11.2 million shares of our common stock outstanding as of February 26, 2010 have the right to require us to register these shares of common stock under specified circumstances.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

       The following table sets forth general information regarding our materially important properties:

Location	Use	Segment	Approximate square feet	Owned/leased
Lansing, Michigan	Manufacturing operations facilities, office space and laboratory space	Biodefense	214,000	Owned
Baltimore, Maryland	Future manufacturing facilities and office and laboratory space	Biodefense/Commercial	56,000	Owned
Gaithersburg, Maryland	Office and laboratory space	Biodefense/Commercial	48,000	Owned
Wokingham, England	Office and laboratory space	Commercial	29,000	Leases expire 2016
Rockville, Maryland	Office space	Biodefense/Commercial	23,000	Lease expires 2016
Munich, Germany	Office and laboratory space	Commercial	16,000	Lease expires 2015
Frederick, Maryland	Held for sale	Biodefense/Commercial	290,000	Owned

Lansing, Michigan. We own a multi-building campus on approximately 12.5 acres in Lansing, Michigan that includes facilities for bulk manufacturing of BioThrax, including fermentation, filtration and formulation, as well as for raw material storage and in-process and final product warehousing. It also includes our new 50,000 square foot manufacturing facility which we financed in part with a term loan from a commercial leader.  The campus is secured through perimeter fencing, limited and controlled ingress and egress and 24-hour on-site security personnel. We acquired these facilities in 1998 from the Michigan Biologic Products Institute. In December 2001, the FDA approved a supplement to our manufacturing facility license for the manufacture of BioThrax at the renovated facilities.

Baltimore, Maryland.  We own a 56,000 square foot manufacturing facility in Baltimore, Maryland.  We expect to use this facility to support our future product development and manufacturing needs, and we are currently renovating and improving this facility so that it will be capable of supporting development of our pipeline product candidates.  Our specific plans for this facility will be contingent on the progress of our existing development programs and the outcome of our efforts to acquire new product candidates.

Other. We own or lease three separate product development facilities. Our facility in Gaithersburg, Maryland, which we purchased in November 2009, is approximately 48,000 square feet and contains a combination of laboratory and office space. Our facility in Wokingham, England consists of approximately 29,000 square feet in two buildings, and contains a combination of laboratory and office space. Our facility in Munich, Germany is approximately 16,000 square feet and contains a combination of laboratory and office space. Our facility in Rockville, Maryland contains approximately 23,000 square feet of office space, including our executive offices.

We own two buildings of approximately 145,000 square feet each on a 15-acre site in Frederick, Maryland. We are actively seeking to sell these facilities.  Accordingly, we have classified these buildings as held for sale in our balance sheet, and have recorded an impairment expense of approximately $7.3 million in 2009 related to costs previously capitalized based on the difference between the carrying value of the assets and their estimated fair value less costs to sell.

ITEM 3.	LEGAL PROCEEDINGS

         Litigation Against Protein Sciences Corporation.  We are currently pursuing three legal actions against PSC and its senior management arising out of a letter of intent, a loan and security agreement and related promissory note, and an asset purchase agreement between us and PSC that were entered into in 2008. Under those agreements, we agreed to acquire substantially all of PSC’s assets and to provide funding to PSC to enable it to continue operations through the anticipated closing date of the asset purchase transaction. Between March 2008 and June 2008, we provided PSC with $10 million in funding under the loan and security agreement and related promissory note. PSC’s obligations to us under these agreements is secured by substantially all of PSC’s assets, including PSC’s intellectual property. The note accrued interest at an annual rate of 8% through December 31, 2008, a default rate of 11% through May 31, 2009, and a default rate of 14% since June 1, 2009. PSC has not repaid any portion of the loan. As of December 31, 2009, $10 million of principal was outstanding and $1.8 million of interest was accrued and unpaid.

 On June 8, 2009, after the expiration of a five-month forbearance period on the loan, we initiated legal proceedings in the Superior Court of the State of Connecticut, Judicial District of New Haven, to acquire possession of the collateral by foreclosing on PSC’s physical assets that secure the loan. In addition, we and several other creditors of PSC filed a federal involuntary bankruptcy petition against PSC on June 22, 2009 in the United States Bankruptcy Court for the District of Delaware. In September 2009, the bankruptcy court concluded that PSC was insolvent and that PSC’s debt to us was valid and not subject to a bona fide dispute, but the bankruptcy court declined to force PSC into involuntary bankruptcy, finding that the foreclosure proceeding, not the bankruptcy action, was the proper mechanism of recovery. We intend to continue to pursue the Connecticut action for possession of its physical assets in an effort to recover amounts due to us. PSC has filed a motion to stay the Connecticut action for possession pending a decision in the New York litigation against PSC, which is described below.  Such motion has been briefed and argued and we are awaiting a decision from the Connecticut state court.

         In addition to the action seeking possession of the physical assets, we continue to pursue two separate lawsuits that we filed regarding this matter: one against PSC on July 9, 2008, and the other against PSC’s executive management team, which consists of Daniel D. Adams, PSC’s Chief Executive Chairman, and Manon M.J. Cox, PSC’s President and Chief Executive Officer, on October 3, 2008. The lawsuit against PSC is pending in the Supreme Court of the State of New York and includes, among other things, claims for fraud, breach of contract, breach of the duty of good faith and fair dealing, unjust enrichment and unfair business practices. The lawsuit against Mr. Adams and Ms. Cox is pending in the United States District Court for the District of Connecticut and alleges, among other things, that these individuals engaged in fraudulent conduct in connection with their efforts to obtain $10 million in bridge financing from us. PSC has moved to dismiss the New York action, and that motion remains pending. Mr. Adams and Ms. Cox moved to dismiss the Connecticut action, and the court denied that motion with respect to the fraud claims and granted it with respect to unfair business practice claims. In our lawsuits against PSC and PSC’s executive management team, we seek monetary damages of no less than $13 million, punitive damages, declaratory judgment, injunctive relief to protect the collateral for the loan, and other appropriate relief. PSC, Mr. Adams, and Ms. Cox have not yet asserted any counterclaims in either lawsuit, but PSC has stated that it may assert counterclaims for “among other things, breach of contract, intentional misrepresentations, tortious interference with business relations and unfair trade practices.”

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

Other. We are, and may in the future become, subject to other legal proceedings, claims and litigation arising in the ordinary course of our business in connection with the manufacture, distribution and use of our products and product candidates. For example, Emergent BioDefense Operations Lansing Inc., or EBOL, is a defendant, along with many other vaccine manufacturers, in a series of lawsuits that have been filed in various state and federal courts in the United States alleging that thimerosal, a mercury-containing preservative used in the manufacture of some vaccines, caused personal injuries, including brain damage, central nervous system damage and autism. No specific dollar amount of damages has been claimed. EBOL is currently a named defendant in 38 lawsuits pending in two jurisdictions: one in California and 37 in Illinois. The products at issue in these lawsuits are pediatric vaccines. Because we are not currently and have not historically been in the business of manufacturing or selling pediatric vaccines, we do not believe that we manufactured the pediatric vaccines at issue in the lawsuits.  Under a contractual obligation to the State of Michigan, we manufactured one batch of vaccine suitable for pediatric use. However, the contract required the State to use the vaccine solely for Michigan public health purposes. We no longer manufacture any products that contain thimerosal.

ITEM 4.	REMOVED AND RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Our common stock trades on the New York Stock Exchange under the symbol “EBS”. The following table sets forth the high and low sales prices per share of our common stock during each quarter of the years ended December 31, 2009 and 2008:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Year Ended December 31, 2009
High	$27.00	$15.31	$19.95	$18.25
Low	$12.23	$9.15	$12.09	$12.36

Year Ended December 31, 2008
High	$9.17	$11.14	$15.17	$26.40
Low	$4.93	$8.22	$9.62	$11.22

As of February 26, 2010, the closing price per share of our common stock on the New York Stock Exchange was $14.66 and we had 22 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.

Dividend Policy

We have not declared, or paid any cash dividends on our common stock since becoming a publicly traded company in November 2006.  We currently intend to retain all of our future earnings to finance the growth and development of our business. We do not intend to pay cash dividends to our stockholders in the foreseeable future.

Recent Sales of Unregistered Securities

        None.

Use of Proceeds

        Not applicable.

Purchases of Equity Securities

        Not applicable.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

You should read the following selected consolidated financial data together with our consolidated financial statements and the related notes included in this annual report on Form 10-K and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this annual report.

We have derived the consolidated statement of operations data for the years ended December 31, 2009, 2008 and 2007 and the consolidated balance sheet data as of December 31, 2009 and 2008 from our audited consolidated financial statements, which are included in this annual report on Form 10-K. We have derived the consolidated statements of operations data for the years ended December 31, 2006 and 2005 and the consolidated balance sheet data as of December 31, 2007, 2006 and 2005 from our audited consolidated financial statements, which are not included in this annual report on Form 10-K. Our historical results for any prior period are not necessarily indicative of results to be expected in any future period.

	Year Ended December 31,
(in thousands, except share and per share data)	2009	2008	2007	2006	2005

Statements of operations data:
Revenues:
Product sales	$217,172	$169,124	$169,799	$147,995	$127,271
Contracts and grants	17,614	9,430	13,116	4,737	3,417
Total revenues	234,786	178,554	182,915	152,732	130,688
Operating expenses (income):
Cost of product sales	46,262	34,081	40,309	24,125	31,603
Research and development	74,588	59,470	53,958	45,501	18,381
Selling, general & administrative	73,786	55,076	55,555	44,601	42,793
Purchased in-process research and development	-	-	-	477	26,575
Litigation settlement	-	-	-	-	(10,000)
Total operating expenses	194,636	148,627	149,822	114,704	109,352
Income from operations	40,150	29,927	33,093	38,028	21,336
Other income (expense):
Interest income	1,418	1,999	2,809	846	485
Interest expense	(7)	(47)	(71)	(1,152)	(767)
Other income (expense), net	(50)	134	156	293	55
Total other income (expense)	1,361	2,086	2,894	(13)	(227)

Income before provision for income taxes	41,511	32,013	35,987	38,015	21,109
Provision for income taxes	14,966	12,055	13,051	15,222	5,325
Net income	$26,545	$19,958	$22,936	$22,793	$15,784
Net loss attributable to noncontrolling interest	4,599	724	-	-	-
Net income attributable to Emergent BioSolutions Inc.	$31,144	$20,682	$22,936	$22,793	$15,784

Earnings per share — basic	$1.02	$0.69	$0.79	$0.99	$0.77
Earnings per share — diluted	$0.99	$0.68	$0.77	$0.93	$0.69
Weighted average number of shares — basic	30,444,485	29,835,134	28,995,667	23,039,794	20,533,471
Weighted average number of shares — diluted	31,375,305	30,458,098	29,663,127	24,567,302	22,751,733

	As of December 31,
(in thousands)	2009	2008	2007	2006	2005

Balance Sheet Data:
Cash and cash equivalents	$102,924	$91,473	$105,730	$76,418	$36,294
Working capital	139,113	98,866	88,649	82,990	29,023
Total assets	344,689	290,788	273,508	238,255	100,332
Total long-term liabilities	46,173	37,418	46,688	35,436	10,502
Total stockholders’ equity	243,815	199,349	171,159	138,472	59,737

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Product Portfolio

We are a biopharmaceutical company focused on the development, manufacture and commercialization of vaccines and antibody therapies that assist the body’s immune system to prevent or treat disease. For financial reporting purposes, we operate in two business segments, biodefense and commercial.

Our biodefense segment focuses on vaccines and antibody therapies for use against biological agents that are potential weapons of bioterrorism or biowarfare. Our product candidates in this segment are focused on anthrax. We manufacture and market BioThrax® (Anthrax Vaccine Adsorbed), the only vaccine licensed by the U.S. Food and Drug Administration, or FDA, for the prevention of anthrax infection. In addition to BioThrax, we are developing a recombinant protective antigen, or rPA, anthrax vaccine, an anthrax immune globulin therapeutic, an anthrax monoclonal antibody therapeutic, a BioThrax dual adjuvant vaccine, and an advanced double-mutant protective antigen anthrax vaccine.

Our commercial segment focuses on vaccines and antibody therapies for use against infectious diseases and other medical conditions that have resulted in significant unmet or underserved public health needs. Our product candidates in this segment include a tuberculosis vaccine, a typhoid vaccine, an influenza vaccine and a chlamydia vaccine.

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

Product Sales

We have derived substantially all of our product sales revenues from BioThrax sales to the U.S. Department of Health and Human Services, or HHS, and the U.S. Department of Defense, or DoD, and expect for the foreseeable future to continue to derive substantially all of our product sales revenues from the sales of BioThrax to the U.S. government. Our total revenues from BioThrax sales were $217.2 million and $169.1 million for years ended December 31, 2009 and 2008, respectively. We are focused on increasing sales of BioThrax to U.S. government customers, expanding the market for BioThrax to other customers domestically and internationally and pursuing label expansions and improvements for BioThrax.

Contracts and Grants

We seek to advance development of our product candidates through external funding arrangements. We may slow down development programs or place them on hold during periods that are not covered by external funding. We have received external funding awards for the following development programs:

•	BioThrax post-exposure prophylaxis
•	BioThrax dual adjuvant vaccine
•	Anthrax immune globulin therapeutic
•	Anthrax monoclonal antibody therapeutic
•	Advanced double-mutant protective antigen
•	Recombinant botulinum vaccine
•	Typhella (typhoid vaccine live oral ZH9)

Additionally, our tuberculosis vaccine product candidate is indirectly supported by grant funding provided to The University of Oxford by The Wellcome Trust and Aeras Global Tuberculosis Vaccine Foundation.

We continue to actively pursue additional government sponsored development contracts and grants and to encourage both governmental and non-governmental agencies and philanthropic organizations to provide development funding or to conduct clinical studies of our product candidates.

        Manufacturing Infrastructure

We conduct our primary vaccine manufacturing operations at a multi-building campus on approximately 12.5 acres in Lansing, Michigan. To augment our existing manufacturing capabilities, we have constructed a 50,000 square foot manufacturing facility on our Lansing campus. We have incurred costs of approximately $79 million through December 2009 for the building and associated capital equipment, as well as for validation and qualification activities required for regulatory approval and initiation of manufacturing. We suspended the completion of those activities for approximately one year as we commenced a change-over process to plan for the potential use of the facility for the manufacture of our rPA anthrax vaccine product candidate under an anticipated HHS contract for the development of a recombinant anthrax vaccine. This change-over process was successfully completed. During the fourth quarter of 2009, we recommenced qualification and validation activities for the commercial manufacture of BioThrax.  We designed this facility to be campaignable subject to complying with appropriate change-over procedures, and we may seek permission from the FDA to use the facility for the manufacture of both BioThrax and our rPA anthrax vaccine product candidate. In the event we do not manufacture our rPA anthrax vaccine product candidate in this building, we intend to use the facility for the manufacture of BioThrax and potentially for additional products.

In November 2009, we paid approximately $8.2 million to purchase a building in Baltimore, Maryland for product development and manufacturing purposes, and have begun renovation and improvement of this facility. Our specific plans for this facility will be contingent on the progress of our existing development programs and the outcome of our efforts to acquire new product candidates. As we proceed with this project, we expect the costs to be substantial and will likely seek external sources of funds to finance the project.

In October 2009, we paid approximately $6.4 million to purchase the product development facility in Gaithersburg, Maryland that we previously leased. We are in the process of developing plans and cost estimates for renovations and improvements to the facility. These plans will be contingent on the progress of our existing development programs.

We also own two buildings in Frederick, Maryland that we currently expect to sell. Accordingly, we have classified these buildings as held for sale in our balance sheet, and recorded an impairment expense of approximately $7.3 million in 2009 related to costs previously capitalized, based on the difference between the carrying value of the assets and their estimated fair value less costs to sell.  We continue to actively seek to sell these buildings.

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

Revenue Recognition

We recognize revenues from product sales that require no continuing performance on our part if four basic criteria have been met:

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

From time to time, we are awarded reimbursement contracts for services and development grant contracts with government entities and non-government and philanthropic organizations. Under these contracts, we typically are reimbursed for our costs as we perform specific development activities, and we may also be entitled to additional fees. We recognize revenue upon incurring accepted reimbursable costs.  The amounts that we receive under these contracts vary greatly from quarter to quarter, depending on the scope and nature of the work performed.  We record the reimbursement of our costs and any associated fees as contracts and grants revenue and the associated costs as research and development expense.

Accounts Receivable

Accounts receivable are stated at invoice amounts and consist primarily of amounts due from HHS as well as amounts due under reimbursement contracts with other government entities and non-government and philanthropic organizations. Because the collection history for receivables from these entities indicate that collection is likely, we do not currently record an allowance for doubtful accounts.

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

Income Taxes

Under the asset and liability method of income tax accounting, deferred tax assets and liabilities are determined based on the differences between the financial reporting and the tax basis of assets and liabilities and are measured using the tax rates and laws that are expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A net deferred tax asset or liability is reported on the balance sheet. Our deferred tax assets include the unamortized portion of in-process research and development expenses, the anticipated future benefit of the net operating losses that we have incurred and other timing differences between the financial reporting and tax basis of assets and liabilities.

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

Uncertainty in income taxes is accounted for using a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We recognize in our financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position.

Stock-based Compensation

In accordance with stock-based compensation accounting guidance, all share-based payments to employees, including grants of employee stock options, are recognized in the income statement based on their estimated grant date fair values.

We value our share-based payment transactions using the Black-Scholes valuation model. We measure the amount of compensation cost based on the fair value of the underlying equity award on the date of grant. We recognize compensation cost over the period that an employee provides service in exchange for the award.

The effect of this accounting treatment on net income attributable to Emergent BioSolutions Inc. and earnings per share in any period is not necessarily representative of the effects in future years due to, among other things, the vesting period of the stock options and the fair value of additional stock option grants in future years.

Financial Operations Overview

Revenues

On September 25, 2007, we entered into an agreement with HHS to supply 18.75 million doses of BioThrax to HHS for placement into the Strategic National Stockpile, or the SNS. The term of the agreement is from September 25, 2007 through September 24, 2010. The firm fixed price for the 18.75 million doses, net of a discount for a portion of the doses, is $400 million in the aggregate. In June 2009, we received FDA approval of our supplement to our biologics license application, or BLA, to extend the expiry dating of BioThrax from three years to four years. As a result of this approval, HHS agreed to increase the price per dose under the agreement by eliminating the discount for the final 13.25 million doses sold, up to a total of approximately $34 million. In conjunction with this approval, we billed HHS approximately $34 million for doses delivered through July 31, 2009. Under this agreement, we provided all shipping services related to delivery of doses into the SNS over the term of the agreement, for which HHS paid us approximately $2 million. We invoiced HHS for each delivery upon acceptance of BioThrax doses delivered into the SNS. In July 2009, we completed delivery of the doses under this agreement. The agreement also provided for HHS to pay us up to $11.5 million in milestone payments in connection with us advancing a program to obtain a post-exposure prophylaxis indication for BioThrax. These funds are payable upon achievement of specific program milestones. In October 2007, we achieved the initial milestone and received payment from HHS of $8.8 million.

On September 30, 2008, we entered into an agreement with HHS to supply up to 14.5 million doses of BioThrax to HHS for placement into the SNS. The term of the agreement is from September 30, 2008 through September 30, 2011. Delivery of doses under the agreement commenced in September 2009 and will continue through September 2011. Funds for the procurement of the first 10.2 million doses of BioThrax have been committed. Procurement of the remaining 4.3 million doses will be funded through the annual appropriations process for the SNS. Four-year expiry dated product will be invoiced at a higher price than three-year expiry dated product. The total purchase price for the 14.5 million doses will be up to approximately $400 million, assuming the delivery of four-year expiry dated product. Through December 31, 2009, we have delivered approximately 2.7 million doses under this agreement. We have agreed to provide all shipping services related to delivery of doses into the SNS over the term of the agreement, for which HHS has agreed to pay us approximately $1.9 million. We invoice HHS under the agreement upon acceptance of each delivery of BioThrax doses to the SNS.

We have received contract and grant funding from NIAID and BARDA for the following development programs:

Product Candidate	Funding Source	Award Date	Amount (Up to)	Performance Period
Anthrax immune globulin therapeutic	NIAID	September-2007	$9.5 million	9/2007 — 12/2011
Recombinant botulinum vaccine	NIAID	June-2008	$1.8 million	6/2008 — 5/2011
BioThrax dual adjuvant vaccine	NIAID	July-2008	$2.8 million	7/2008 — 6/2013
Anthrax monoclonal antibody therapeutic	NIAID/BARDA	September-2008	$24.3 million	9/2008 — 8/2012
BioThrax dual adjuvant vaccine	NIAID/BARDA	September-2008	$29.7 million	9/2008 — 9/2011
Double-mutant protective antigen anthrax vaccine	NIAID	September-2009	$4.9 million	9/2009 — 8/2011

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

In July 2008, we entered into a joint venture with the University of Oxford, or Oxford, and certain Oxford researchers to conduct clinical trials in the advancement of a vaccine product candidate for tuberculosis, resulting in the formation of the Oxford-Emergent Tuberculosis Consortium, or OETC. We have a 51% equity interest in OETC and control the OETC Board of Directors. In addition, we have certain funding and service obligations of up to approximately $20 million related to our investment through 2011 to support further development of the vaccine product candidate and a Phase IIb proof of concept study in humans, primarily in the form of services to be performed by our personnel on behalf of the joint venture. As part of this arrangement, we have entered into a license agreement with the joint venture pursuant to which we obtained rights to develop, manufacture and commercialize pharmaceutical compositions intended to prevent or treat tuberculosis in humans in developed countries. Oxford’s contributions include support from the Wellcome Trust and the Aeras Global Tuberculosis Vaccine Foundation for the Phase IIb clinical trial in the form of cash and services.

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

Total Other Income (Expense)

Total other income (expense) consists primarily of interest income and interest expense. We earn interest income on our cash, cash equivalents and a note receivable, and we incur interest expense on our indebtedness. We capitalize interest based on the cost of major ongoing projects which have not yet been placed in service, such as new manufacturing facilities. Some of our existing debt arrangements provide for increasing amortization of principal payments in future periods. See “Liquidity and Capital Resources — Debt Financing” for additional information.

Results of Operations

        Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

        Revenues

Product sales revenues increased by $48.0 million, or 28%, to $217.2 million for 2009 from $169.1 million for 2008. This increase in product sales revenues was primarily due to payments from HHS of approximately $34.0 million related to the approval of four-year expiry dating for BioThrax, obtained in June 2009, coupled with an 8% increase in the number of doses sold in 2009.  Product sales revenues in 2009 consisted of BioThrax sales to HHS of $216.4 million and aggregate international and other sales of $703,000. Product sales revenues in 2008 consisted of BioThrax sales to HHS of $167.6 million and aggregate international and other sales of $1.5 million.

Contracts and grant revenues increased by $8.2 million, or 87%, to $17.6 million in 2009 from $9.4 million in 2008. Contracts and grants revenues for 2009 consisted of $17.4 million in development contract revenue from NIAID and BARDA and $211,000 from Sanofi Pasteur under a collaboration agreement with Sanofi Pasteur, which was terminated in December 2008. Contracts and grants revenues for 2008 consisted of $4.4 million from the Sanofi Pasteur collaboration, related to recognition upon termination of the collaboration in December 2008 of deferred revenue associated with the upfront payment received in 2006 as well as development service revenue, $3.2 million in development contract and grant revenue from NIAID and other governmental agencies, and $1.8 million from the sale of technology rights and related materials and documentation pertaining to our Pertussis technology.

Cost of Product Sales

Cost of product sales increased by $12.2 million, or 36%, to $46.3 million for 2009 from $34.1 million for 2008. This increase was attributable to the 8% increase in the number of BioThrax doses sold and an increase in average cost per dose sold associated with reduced production yield in the period during which the doses sold were produced.

        Research and Development Expenses

Research and development expenses increased by $15.1 million, or 25%, to $74.6 million for 2009 from $59.5 million for 2008. This increase reflects higher contract service costs, and includes increased expenses of $16.6 million on product candidates that are categorized in the biodefense segment, decreased expenses of $7.1 million on product candidates categorized in the commercial segment, and increased expenses of $5.7 million in other research and development, which are in support of technology platforms and central research and development activities.

The increase in spending on biodefense product candidates, detailed in the table below, was primarily attributable to the timing of development efforts on various programs as we completed various studies and prepared for subsequent studies and trials, coupled with increased spending on product candidates that we acquired in 2008. The increase in spending for BioThrax related programs was due to the preparation for and conduct of clinical and non-clinical feasibility, efficacy and stability studies to support applications for marketing approval of these programs, along with formulation development and manufacture of clinical material. The increase in spending for the recombinant protective antigen anthrax vaccine was related primarily to costs incurred to respond to a request for proposal from BARDA and the continued advancement of the product candidate. The decrease in spending for our double mutant protective antigen vaccine resulted from the timing of feasibility and stability studies. The increase in spending for our anthrax immune globulin therapeutic candidate was primarily due to the commencement of clinical and non-clinical studies during 2009. The increase in spending for the anthrax monoclonal therapeutic candidate was primarily for manufacture of a working cell bank, formulation development and the conduct of non-clinical studies. The increase in spending for our botulinum vaccine product candidates resulted from conducting non-clinical studies and the manufacture of master and working cell banks. We expect that spending for our botulinum vaccine candidates will decrease in the future, due primarily to reduced interest in and funding for these product candidates by the U.S. government.

The decrease in spending on commercial product candidates, detailed in the table below, was primarily attributable to the timing of development efforts and to the termination or scaling back of certain programs. The increase in spending for our tuberculosis vaccine product candidate is related to the formation of our joint venture with the University of Oxford in July 2008, the procurement of licenses, and preparation for and conduct of a Phase IIb clinical trial, which commenced in April 2009. The spending for Typhella in 2008 resulted from the manufacture of clinical material and conducting a Phase IIb clinical trial in the United States. These activities did not continue in 2009, resulting in the decrease in spending. The increase in spending for our influenza vaccine product candidate is related to preparation for and conduct of feasibility and immunogenicity studies.  The spending for our hepatitis B therapeutic vaccine product candidate was related to our Phase II clinical trial in the United Kingdom and Serbia and other development activities. We have significantly reduced ongoing spending with regard to this product candidate while we investigate options to sell or outlicense the related technology, and expect that future spending will be reduced. The decrease in spending for our group B streptococcus vaccine product candidate resulted from our decision not to proceed with Phase I clinical trials for two of the protein components of the vaccine product candidate. We expect that spending for our group B streptococcus vaccine product candidate will continue to be minimal in the future. The decrease in spending for our chlamydia candidate, which is in preclinical development, is related to a decrease in development activities while seeking external funding. The decrease in spending for our meningitis B vaccine product candidate resulted from the termination of our collaboration with Sanofi-Pasteur in December 2008.

The increase in other research and development expenses was primarily attributable to spending associated with the development activities targeting our two technology platforms, MVA and spi-VEC, and central research and development activities.

We continue to assess, and may alter, our future development plans for our products based on the interest of the U.S. government or non-governmental and philanthropic organizations in providing funding for further development or procurement.

Our principal research and development expenses for 2009 and 2008 are shown in the following table:

	Year ended
	December 31,
(in thousands)	2009	2008

Biodefense:
BioThrax related programs	$15,748	$7,159
Recombinant protective antigen anthrax vaccine	8,450	6,563
Double mutant protective antigen vaccine	560	2,540
Anthrax immune globulin therapeutic	6,890	6,126
Anthrax monoclonal therapeutic	7,215	1,062
Botulinum vaccines	4,011	2,871
Total biodefense	42,874	26,321
Commercial:
Tuberculosis vaccine	11,711	2,145
Typhella	5,083	15,431
Influenza vaccine	2,822	1,511
Hepatitis B therapeutic vaccine	3,521	3,010
Group B streptococcus vaccine	202	6,539
Chlamydia vaccine	567	1,220
Meningitis B vaccine	158	1,313
Total commercial	24,064	31,169
Other	7,650	1,980
Total	$74,588	$59,470

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $18.7 million, or 34%, to $73.8 million for 2009 from $55.1 million for 2008. This increase includes approximately $5.0 million in increased litigation services and other professional services, a $7.3 million impairment charge associated with our Frederick, Maryland facilities and a $1.4 million charge associated with acquisitions that were in progress but not completed as of December 31, 2008, as well as increased personnel costs related to the growth of our business. The majority of the expense is attributable to the biodefense segment, in which selling, general and administrative expenses increased by $5.9 million, or 14%, to $48.8 million for 2009 from $43.0 million for 2008. Selling, general and administrative expenses related to our commercial segment increased by $12.8 million, or 105%, to $25.0 million for 2009 from $12.2 million for 2008, reflecting increased litigation services, along with the charges discussed above related to the Frederick facilities and acquisitions in progress.

Total Other Income (Expense)

Total other income decreased by $725,000, or 35%, to $1.4 million for 2009 from $2.1 million for 2008. This decrease resulted primarily from a decrease in interest income of $581,000 primarily as a result of lower investment return on average invested cash balances related to a decline in interest rates.

Income Taxes

Provision for income taxes increased by $2.9 million, or 24%, to $15.0 million for 2009 from $12.1 million for 2008. The provision for income taxes for 2009 resulted primarily from our income before provision for income taxes and the loss attributable to noncontrolling interest of $46.1 million and an effective annual tax rate of approximately 32%. The provision for income taxes for 2008 resulted primarily from our income before provision for income taxes and the loss attributable to noncontrolling interest of $32.7 million and an effective annual tax rate of approximately 37%. The decrease in the effective tax rate was primarily due to the benefit of certain costs capitalized for book purposes that are deductible for tax purposes. The provision for income taxes also reflects research and development tax credits of $835,000 for 2009 and $819,000 for 2008.

Net Loss Attributable to Noncontrolling Interest

Net loss attributable to noncontrolling interest increased by $3.9 million to $4.6 million for 2009 from $724,000 for 2008. The increase resulted from increased development activities and related expenses incurred by our joint venture with the University of Oxford, which was established in July 2008. These amounts represent the portion of the loss incurred by the joint venture for 2009 and 2008, respectively, that is attributable to Oxford.

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

        Research and Development Expenses

Research and development expenses increased by $5.5 million, or 10%, to $59.5 million for 2008 from $54.0 million for 2007. This increase reflects additional personnel and contract service costs, and includes increased expenses of $1.6 million on product candidates that are categorized in the biodefense segment, $5.0 million on product candidates categorized in the commercial segment, partially offset by a decrease of $1.1 million in other research and development expenses, which are in support of technology platforms and central research and development activities.

The increase in spending on biodefense product candidates, detailed in the table below, was primarily attributable to the timing of development efforts on various programs as we completed various studies and prepared for subsequent studies and trials, coupled with increased spending on product candidates that we acquired during the year. The spending for BioThrax related programs was due to formulation development and preparing for and conducting clinical and non-clinical, feasibility efficacy and stability studies to support applications for marketing approval of these related programs. The spending for the recombinant protective antigen anthrax vaccine was related primarily to the purchase of this vaccine product candidate from VaxGen in May 2008 and continued advancement of this product candidate. The spending in our advanced anthrax vaccines program resulted from conducting feasibility studies. The decrease in spending in our anthrax immune globulin therapeutic candidate was primarily due to the timing of costs related to plasma collection. The spending for the anthrax monoclonal therapeutic candidate was primarily due to the purchase of this vaccine product candidate and related technology in March 2008 and continued advancement of this product candidate. The decrease in spending for our botulinum vaccine product candidates resulted from enhanced spending in 2007 to advance this program to the process development stage and the manufacture of clinical trial material, coupled with lower spending in 2008 and going forward as we have scaled back our development efforts on our botulinum toxoid vaccine product candidate pending the receipt of third party development funding.

The increase in spending on commercial product candidates, detailed in the table below, primarily reflects additional personnel and contracted services. The spending for our tuberculosis vaccine product candidate related to the formation of our joint venture with the University of Oxford in July 2008 and preparation for a Phase IIb clinical trial.  The increase in spending for Typhella resulted from the manufacture of clinical material and initiating and conducting a Phase IIb study in the U.S., which commenced in the second quarter of 2008. The spending for our influenza vaccine product candidate was related to immunogenicity studies.  The decrease in spending for our hepatitis B therapeutic vaccine product candidate resulted from the cessation of new patient enrollment from our ongoing Phase II clinical trial in the United Kingdom and Serbia as a result of patient recruiting difficulties because we administer our product candidate as a monotherapy.  The spending for our group B streptococcus vaccine product candidate resulted from preparing for Phase I clinical trials for two of the protein components of the vaccine product candidate. We decided not to proceed with these trials and, as a result spending for our group B streptococcus vaccine product candidate will be significantly reduced in the future.  The decrease in spending for our chlamydia vaccine product candidate, which is in preclinical development, was related to slowing development while seeking external funding.

The decrease in other research and development expenses was primarily attributable to spending associated with the development of our two technology platforms, MVA and spi-Vec.

We continue to assess, and may alter, our future development plans for our products based on the interest of the U.S. government or non-governmental and philanthropic organizations in providing funding for further development or procurement.

Our principal research and development expenses for 2008 and 2007 are shown in the following table:

	Year ended
	December 31,
(in thousands)	2008	2007

Biodefense:
BioThrax related programs	$7,159	$5,175
Recombinant protective antigen anthrax vaccine	6,563	-
Advanced anthrax vaccines	2,540	2,719
Anthrax immune globulin therapeutic	6,126	7,717
Anthrax monoclonal therapeutic	1,062	-
Botulinum vaccines	2,871	9,133
Total biodefense	26,321	24,744
Commercial:
Tuberculosis vaccine	2,145	-
Typhella	15,431	9,641
Influenza vaccine	1,511	-
Hepatitis B therapeutic vaccine	3,010	5,370
Group B streptococcus vaccine	6,539	6,790
Chlamydia vaccine	1,220	3,146
Meningitis B vaccine	1,313	1,212
Total commercial	31,169	26,159
Other	1,980	3,055
Total	$59,470	$53,958

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

Income Taxes

Provision for income taxes decreased by $1.0 million, or 8%, to $12.1 million for 2008 from $13.1 million for 2007. The provision for income taxes for 2008 resulted primarily from our income before provision for income taxes and the loss attributable to noncontrolling interest of $32.7 million and an effective annual tax rate of 37%. The provision for income taxes for 2007 resulted primarily from our income before provision for income taxes of $36.0 million and an effective annual tax rate of 36%. The increase in the effective annual tax rate is due primarily to a reduction in state valuation allowances in 2007 related to the expected utilization of net operating losses, partially offset by a reduction in state and local taxes in 2008. The provision for income taxes also reflects research and development tax credits of $819,000 for 2008 and $880,000 for 2007.

Net Loss Attributable to Noncontrolling Interest

Net loss attributable to noncontrolling interest of $724,000 in 2008 resulted from the formation of our joint venture with the University of Oxford in July 2008.  This amount represents the portion of the loss incurred by the joint venture in 2008 that is attributable to Oxford.

Liquidity and Capital Resources

        Sources of Liquidity

We have funded our cash requirements from inception through 2009 principally with a combination of revenues from BioThrax product sales, debt financings and facilities and equipment leases, development funding from government entities and non-government and philanthropic organizations, the net proceeds from our initial public offering and from the sale of our common stock upon exercise of stock options. We have operated profitably for each of the five years ended December 31, 2009.

As of December 31, 2009, we had cash and cash equivalents of $102.9 million. Additionally, at December 31, 2009, our accounts receivable balance was $54.9 million.

Cash Flows

The following table provides information regarding our cash flows for the years ended December 31, 2009, 2008 and 2007.

	Year ended December 31,
(in thousands)	2009	2008	2007

Net cash provided by (used in):
Operating activities(1)	$29,894	$7,588	$54,790
Investing activities	(33,287)	(30,813)	(43,969)
Financing activities	14,844	8,968	18,491
Total net cash provided (used in)	$11,451	$(14,257)	$29,312

(1) Includes the effect of exchange rate changes on cash and cash equivalents.

Net cash provided by operating activities of $29.9 million in 2009 was due principally to our net income attributable to Emergent BioSolutions Inc. of $31.1 million, a net increase in deferred income taxes related to timing differences of $7.6 million, and non-cash charges of $7.2 million for development expenses from our joint venture with the University of Oxford, $7.3 million related to the impairment of our Frederick facilities, $5.0 million for depreciation and amortization and $5.0 million for stock-based compensation, partially offset by a $30.0 million increase in accounts receivable related to amounts billed in the fourth quarter of 2009 for which payment was not received until January 2010.

Net cash provided by operating activities of $7.6 million in 2008 resulted principally from our net income of $20.7 million, partially offset by an increase in accounts receivable of $6.0 million due to amounts billed primarily to HHS in December 2008 that were collected in 2009 and a decrease in income taxes payable of $6.7 million due to the timing of payment of our 2007 income tax liability and estimated tax payments related to our 2008 income tax liability.

Net cash provided by operating activities of $54.8 million in 2007 resulted principally from our net income of $22.9 million, a decrease in accounts receivable of $24.5 million due to amounts billed primarily to HHS in December 2006 that were collected in 2007, partially offset by amounts billed in December 2007 and outstanding at year end, a decrease in inventory of $9.3 million related to increased product sales in 2007, and $4.8 million from the impact of non-cash depreciation and amortization, partially offset by a decrease in income taxes payable of $5.2 million due to the timing of payment of the 2006 income tax liability offset by the pending payable for 2007 income taxes.

Net cash used in investing activities for the years ended December 31, 2009, 2008 and 2007 resulted principally from the purchase of property, plant and equipment and, in 2008, the issuance of a note receivable in the amount of $10 million. Capital expenditures in 2009 include $8.2 million for the purchase of our Baltimore facility, $6.4 million for the purchase of our Gaithersburg facility, $7.6 million in construction and related costs for our new manufacturing facility in Lansing, Michigan and approximately $11.1 million in infrastructure investments and other equipment. Capital expenditures in 2008 relate primarily to $13.1 million in construction and related costs for our new manufacturing facility in Lansing, Michigan and approximately $7.7 million in infrastructure investments and other equipment. Capital expenditures in 2007 relate primarily to $30.3 million for construction of our new building in Lansing, and approximately $13.7 million in infrastructure investments and other equipment.

Net cash provided by financing activities of $14.8 million in 2009 resulted primarily from $57.2 million in proceeds from indebtedness, including borrowings under our revolving line of credit with Fifth Third Bank of $45.0 million and $12.2 million in loans related to the financing of the purchases of our Baltimore and Gaithersburg facilities coupled with $4.5 million in proceeds from the exercise of stock options. These cash inflows were partially offset by $48.6 million in principal payments on indebtedness, including $45.0 million in payments on our revolving line of credit with Fifth Third Bank.

Net cash provided by financing activities of $9.0 million in 2008 resulted primarily from $60.0 million in proceeds from borrowings under our revolving line of credit with Fifth Third Bank, $5.0 million from the release of restricted cash related to our continuing compliance with the debt covenants specified in our HSBC term loan, $1.3 million related to excess tax benefits from the exercise of stock options, and $3.4 million in proceeds from stock option exercises, partially offset by $60.8 million in principal payments on indebtedness, including $56.8 million in payments on our revolving line of credit with Fifth Third Bank.

Net cash provided by financing activities of $18.5 million in 2007 resulted primarily from $15.3 million in additional proceeds from a term loan with HSBC related to financing a portion of the costs related to the construction of our new building in Lansing, $17.9 million in proceeds from borrowings under our revolving line of credit with Fifth Third Bank, $6.0 million related to excess tax benefits from the exercise of stock options, and $2.5 million in proceeds from stock option exercises, partially offset by $18.0 million in principal payments on long-term indebtedness, including $15.0 million in payments on our revolving line of credit with Fifth Third Bank, and restricted cash deposits in 2007 consisting of $5.0 million in restricted cash in conjunction with our June 2007 HSBC term loan.

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2009:

	Payments due by period
(in thousands)	Total	2010	2011	2012	2013	2014	After 2014
Contractual obligations:
Long-term indebtedness	$50,718	$5,791	$14,724	$2,331	$2,331	$25,541	$-
Operating lease obligations	11,950	1,817	1,800	1,767	1,786	1,806	2,974
Contractual settlement liabilities	-	-	-	-	-	-	-
Total contractual obligations	$62,668	$7,608	$16,524	$4,098	$4,117	$27,347	$2,974

There are a number of uncertainties that we face in the development of new product candidates that prevent us from making a reasonable estimate of the cash obligations under our material license and collaboration agreements.  Because of these uncertainties, the preceding table excludes contingent contractual payments that we may become obligated to make under such agreements.  These agreements typically provide for the payment of milestone fees upon achievement of specified research, development and commercialization milestones, such as the commencement of clinical trials, the receipt of funding awards, the receipt of regulatory approvals, and the achievement of sales milestones.  The amount of contingent contractual milestone payments that we may become obligated to make is variable based on the actual achievement and timing of the applicable milestones and the characteristics of any products or product candidates that are developed, including factors such as number of products or product candidates developed, type and number of components of each product or product candidate, ownership of the various components and the specific markets affected, and the aggregate payments could be as much as approximately $160 million.  The success of our efforts to commercialize our product candidates depends on many factors, including those set forth in “Risk Factors—Our business depends significantly on our success in completing development and commercialization of our product candidates at acceptable costs,” and is highly uncertain.  Even if these efforts are successful, the timing of success is highly unpredictable and variable. The same is true for any contingent contractual royalty payments that we may be obligated to make upon successful commercialization of these product candidates.  We do not expect that any such payments would have an adverse effect on our financial position, operations and capital resources because, if payable, we expect that the benefits associated with the achievement of the relevant milestones or the achievement of revenue would offset the burden of making these payments.  We are not obligated to pay any minimum royalties under our existing contracts.

Debt Financing

As of December 31, 2009, we had $65.7 million principal amount of debt outstanding, comprised primarily of the following:

•
$2.5 million outstanding under a loan from the Department of Business and Economic Development of the State of Maryland used to finance eligible costs incurred to purchase our first facility in Frederick, Maryland;

•	$6.0 million outstanding under a mortgage loan from PNC Bank used to finance the remaining portion of the purchase price for our first Frederick facility;

•	$7.3 million outstanding under a mortgage loan from HSBC Realty Credit Corporation used to finance the purchase price for our second facility on the Frederick site;
•	$22.8 million outstanding under a term loan from HSBC Realty Credit Corporation used to finance a portion of the costs of our facility expansion in Lansing, Michigan;
•	$7.0 million outstanding under a mortgage loan from HSBC Realty Credit Corporation used to finance the purchase of our facility in Baltimore, Maryland;
•	$5.l million outstanding under a mortgage loan from HSBC Realty Credit Corporation used to finance the purchase of our facility in Gaithersburg, Maryland; and
•	$15.0 million outstanding under a $15.0 million revolving line of credit with Fifth Third Bank, the balance of which we repaid in January 2010.

Some of our debt instruments contain financial and operating covenants. In particular:

•
Under our loan from the State of Maryland, we are not required to repay the principal amount of the loan if beginning December 31, 2009 and through 2012 we maintain a specified number of employees at the Frederick site, by December 31, 2009 we have invested at least $42.9 million in total funds toward financing the purchase of the buildings on the site and for related improvements and operation of the facility, and we occupy the facility through 2012. Our plans for this facility have changed, and we currently plan to sell both Frederick buildings. As such we have not met the requirements for the loan to be forgivable as of December 31, 2009. We have reached an agreement with the State of Maryland to repay the loan in full by September 30, 2010, with an earlier repayment due upon sale of the building.

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

•
Under our term loan with HSBC Realty Credit Corporation to finance a portion of the costs of our facility expansion in Lansing, Michigan, we are required to maintain on an annual basis a book leverage ratio of less than 1.00. In addition, we are required to maintain on a quarterly basis a debt coverage ratio of not less than 1.25 to 1.00.

•
Under our mortgage loan with HSBC Realty Credit Corporation for our Gaithersburg facility, we are required to maintain on an annual basis a book leverage ratio of less than 1.00. In addition, we are required to maintain on a quarterly basis a debt coverage ratio of not less than 1.25 to 1.00.

•
Under our mortgage loan with HSBC Realty Credit Corporation for our Baltimore facility, we are required to maintain on an annual basis a book leverage ratio of less than 1.00. In addition, we are required to maintain on a quarterly basis a debt coverage ratio of not less than 1.25 to 1.00.

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

Under our mortgage loan from PNC Bank, we began to make monthly principal payments beginning in November 2006. A residual principal repayment of approximately $5.0 million is due upon maturity in October 2011. Interest is payable monthly and accrues at an annual rate of 6.625% through October 2009. In October 2009, the interest rate adjusted to a fixed annual rate equal to 3.20% over the yield on U.S. government securities adjusted to a constant maturity of two years.

Under our mortgage loan from HSBC Realty Credit Corporation to purchase our second facility in Frederick, Maryland, we are required to make monthly principal payments. A residual principal repayment of approximately $7.0 million is due upon maturity in April 2011. Interest is payable monthly and accrues at an annual rate equal to the three month LIBOR plus 3.00%.

Under our term loan with HSBC Realty Credit Corporation, which we refinanced in December 2009, we are required to make monthly principal payments. A residual principal payment of $15.2 million is due upon maturity in December 2014. Interest is payable monthly and accrues at an annual rate equal to the three month LIBOR plus 3.25%.

Under our mortgage loan from HSBC Realty Credit Corporation to purchase our Gaithersburg facility, we are required to make monthly principal payments. A residual principal repayment of approximately $3.5 million is due upon maturity in November 2014. Interest is payable monthly and accrues at an annual rate equal to the three month LIBOR plus 3.25%.

Under our mortgage loan from HSBC Realty Credit Corporation to purchase our Baltimore facility, we are required to make monthly principal payments. A residual principal repayment of approximately $4.7 million is due upon maturity in November 2014. Interest is payable monthly and accrues at an annual rate equal to the three month LIBOR plus 3.25%.

Under our revolving line of credit with Fifth Third Bank, any outstanding principal is due upon maturity in June 2010. The principal amount outstanding at any time under the line of credit may not exceed 75% of total eligible accounts receivable under our HHS and DoD contracts. Consistent with the terms of this agreement, we repaid $15.0 million of outstanding principal under the line of credit in January 2010. Interest is payable monthly and accrues at an annual rate equal to 0.375% less than the prime rate of interest established from time to time by Fifth Third Bank.

Tax Benefits

In connection with our facility expansion in Lansing, the State of Michigan and the City of Lansing have provided us a variety of tax credits and abatements. We estimate that the total value of these tax benefits may be up to $18.5 million over a period of up to 15 years, beginning in 2006. These tax benefits are primarily based on our investment in our Lansing facility. In addition, we must maintain a specified number of employees in Lansing to continue to qualify for these tax benefits.

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

We may seek additional external debt financing to provide additional financial flexibility. Our committed external sources of funds consist of the borrowing availability under our revolving line of credit with Fifth Third Bank and grant and development funding of some of our product candidates. Our ability to borrow additional amounts under our loan agreement is subject to our satisfaction of specified conditions.

Our future capital requirements will depend on many factors, including:

•	the level and timing of BioThrax product sales and cost of product sales;
•	the acquisition of, and capital improvements to new facilities;
•	the timing of, and the costs involved in, completion of qualification and validation activities related to our manufacturing facility in Lansing, Michigan and, any new facilities;
•	the scope, progress, results and costs of our preclinical and clinical development activities;
•	the costs, timing and outcome of regulatory review of our product candidates;
•	the number of, and development requirements for, other product candidates that we may pursue;
•	the costs of commercialization activities, including product marketing, sales and distribution;
•	the extent to which we lend money to third parties;
•	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other patent-related costs, including litigation costs and the results of such litigation;
•	the extent to which we acquire or invest in businesses, products and technologies;
•	our ability to obtain development funding from government entities and non-government and philanthropic organizations; and
•	our ability to establish and maintain collaborations.

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

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2010-06,  which amended Accounting Standards Codification, or ASC, Topic 820 regarding improving disclosures about fair value measurements. The amendments in ASU No. 2010-06 will provide more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3. This amendment is effective for financial statements issued for interim and annual periods ending after December 15, 2010. We do not anticipate this amendment will have a material impact on our financial statements.

In January 2010, the FASB issued ASU No. 2010-02, which amended ASC Topic 810 regarding accounting and reporting for decreases in ownership of a subsidiary. The amendments in ASU No. 2010-02 clarifies what type of subsidiaries or asset groups the scope of the decrease in ownership applies. These amendments also clarify that the decrease in ownership guidance does not apply to certain transactions even if they involve businesses. This amendment is effective for financial statements issued for interim and annual periods beginning on or after December 15, 2009 for entities that have adopted the pending content that links to ASC 10-10-65-1. We do not anticipate this amendment will not have a material impact on our financial statements.

In January 2010, the FASB issued ASU No. 2010-01, which amended ASC Topic 505 regarding distributions to shareholders with components of stock and cash. The amendments in ASU No. 2010-01 clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock, with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate, is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend for purposes of applying ASC Topics 505 and ASC Topic 260. This amendment is effective for financial statements issued for interim and annual periods ending after December 15, 2009. We do not anticipate this amendment will have a material impact on our financial statements.

In December 2009, the FASB issued ASU No. 2009-17, which amended ASC Topic 810 regarding variable interest entities. The amendments in ASU No. 2009-17 replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. The amendments also require additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements. This amendment is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. We do not expect that the adoption of this amendment will have a material impact on our financial statements.

In October 2009, the FASB issued ASU No. 2009-13, which amended ASC Topic 605 regarding multiple-deliverable revenue arrangements. The amendments in ASU No. 2009-13 establish a selling price hierarchy for determining the selling price of a deliverable. In addition, this amendment replaces the term “fair value” in the revenue allocation guidance with “selling price”. ASU No. 2009-13 will eliminate the residual method of allocation and require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method and will require that an entity determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. ASU No. 2009-13 will significantly expand the disclosures related to an entity’s multiple-deliverable revenue arrangements. In the year of adoption, entities will be required to disclose information that enables the users of financial statements to understand the effect of adopting ASU No. 2009-13.

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

In June 2009, the FASB issued ASU No. 2009-01, The FASB Accounting Standards Codificationtm and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162, an amendment to ASC Topic 105, Generally Accepted Accounting Principles. The FASB ASC will be the source of authoritative U.S. generally accepted accounting principles, or GAAP, recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission, or SEC, under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The ASC supersedes all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the ASC will become non-authoritative. ASU No. 2009-01 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. This statement did not have a material impact on our financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards, or SFAS, No. 167, Amendments to FASB Interpretation No. 46(R), or SFAS No. 167, included in ASC Topic 810. SFAS No. 167 amends Interpretation 46(R) to replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. SFAS No. 167 requires an additional reconsideration event when determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that the holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance. It also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity. SFAS No. 167 amends FASB Interpretation No. 46(R) to require additional disclosures about an enterprise’s involvement in variable interest entities. We adopted the provisions of SFAS No. 167 effective January 1, 2009. Earlier application is prohibited. We do not anticipate this statement will have a material impact on our financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, or SFAS No. 165, which was later included in ASC Topic 855. SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, SFAS No. 165 sets forth: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. We have adopted SFAS No. 165 during the three months ended September 30, 2009. The provisions of SFAS No. 165 will impact our financial statements to the extent that we have material subsequent events.

In April 2009, the FASB issued FASB Staff Position, or FSP, SFAS No. 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, or FSP SFAS No. 141(R)-1, which was later included in ASC Topic 805. FSP SFAS No. 141(R)-1 amends the initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. We adopted FSP SFAS No. 141(R)-1 effective January 1, 2009, and it will impact our financial statements to the extent that we are a party to a business combination.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is currently confined to our cash and cash equivalents and restricted cash that have maturities of less than three months, and our long-term indebtedness. We currently do not hedge interest rate exposure or interest on foreign currency exchange exposure, and the movement of foreign currency exchange rates could have an adverse or positive impact on our results of operations. We have not used derivative financial instruments for speculation or trading purposes. Because of the short-term maturities of our cash and cash equivalents, we do not believe that an increase in market rates would have a significant impact on the realized value of our investments, but would likely increase the interest expense associated with our debt.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of Emergent BioSolutions Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Emergent BioSolutions Inc. and Subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Emergent BioSolutions Inc. and Subsidiaries at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Emergent BioSolutions Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 5, 2010 expressed an unqualified opinion thereon.

/s/Ernst & Young LLP

McLean, Virginia
March 5, 2010

Emergent BioSolutions Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$102,924	$91,473
Accounts receivable	54,872	24,855
Inventories	13,521	18,325
Note receivable	10,000	10,000
Deferred tax assets, net	1,870	-
Income tax receivable, net	2,574	-
Restricted cash	215	208
Prepaid expenses and other current assets	7,838	8,026
Total current assets	193,814	152,887

Property, plant and equipment, net	131,834	124,656
Assets held for sale	13,960	-
Deferred tax assets, net	3,894	12,073
Other assets	1,187	1,172

Total assets	$344,689	$290,788

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$17,159	$18,254
Accrued expenses and other current liabilities	1,570	1,399
Accrued compensation	14,926	11,380
Indebtedness under line of credit	15,000	15,000
Long-term indebtedness, current portion	5,791	6,248
Income taxes payable	-	951
Deferred tax liabilities, net	-	557
Deferred revenue	255	232
Total current liabilities	54,701	54,021

Long-term indebtedness, net of current portion	44,927	35,935
Other liabilities	1,246	1,483
Total liabilities	100,874	91,439

Commitments and contingencies	-	-

Stockholders’ equity:
Preferred stock, $0.001 par value; 15,000,000 shares authorized,
0 shares issued and outstanding at December 31, 2009 and 2008, respectively	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized,
30,831,360 and 30,159,546 shares issued and outstanding at
December 31, 2009 and 2008, respectively	31	30
Additional paid-in capital	120,492	109,170
Accumulated other comprehensive loss	(1,476)	(859)
Retained earnings	122,152	91,008
Total Emergent BioSolutions Inc. stockholders' equity	241,199	199,349
Noncontrolling interest in subsidiary	2,616	-
Total stockholders’ equity	243,815	199,349
Total liabilities and stockholders’ equity	$344,689	$290,788

The accompanying notes are an integral part of the consolidated financial statements.

Emergent BioSolutions Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Year Ended December 31,
	2009	2008	2007

Revenues:
Product sales	$217,172	$169,124	$169,799
Contracts and grants	17,614	9,430	13,116
Total revenues	234,786	178,554	182,915

Operating expense:
Cost of product sales	46,262	34,081	40,309
Research and development	74,588	59,470	53,958
Selling, general and administrative	73,786	55,076	55,555
Income from operations	40,150	29,927	33,093

Other income (expense):
Interest income	1,418	1,999	2,809
Interest expense	(7)	(47)	(71)
Other income (expense), net	(50)	134	156
Total other income (expense)	1,361	2,086	2,894

Income before provision for income taxes	41,511	32,013	35,987
Provision for income taxes	14,966	12,055	13,051
Net income	26,545	19,958	22,936
Net loss attributable to noncontrolling interest	4,599	724	-
Net income attributable to Emergent BioSolutions Inc.	$31,144	$20,682	$22,936

Earnings per share - basic	$1.02	$0.69	$0.79
Earnings per share - diluted	$0.99	$0.68	$0.77

Weighted-average number of shares - basic	30,444,485	29,835,134	28,995,667
Weighted-average number of shares - diluted	31,375,305	30,458,098	29,663,127

The accompanying notes are an integral part of the consolidated financial statements.

Emergent BioSolutions Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net income	$26,545	$19,958	$22,936
Adjustments to reconcile to net cash provided by operating activities:
Stock-based compensation expense	5,007	2,510	2,541
Depreciation and amortization	4,999	4,964	4,817
Deferred income taxes	7,604	2,006	5,589
Non-cash development expenses from joint venture	7,215	724	-
Loss (gain) on disposal of property and equipment	61	(135)	24
Provision for impairment of long-lived assets	7,328	-	-
Excess tax benefits from stock-based compensation	(1,852)	(1,336)	(6,003)
Changes in operating assets and liabilities:
Accounts receivable	(30,017)	(6,038)	24,514
Inventories	6,207	(1,428)	9,337
Income taxes	(3,525)	(6,714)	(5,169)
Prepaid expenses and other assets	(1,230)	(4,949)	(2,828)
Accounts payable	(1,334)	(457)	(12)
Accrued expenses and other liabilities	(66)	(523)	(1,557)
Accrued compensation	3,546	1,878	2,312
Deferred revenue	23	(3,143)	(1,054)
Net cash provided by operating activities	30,511	7,317	55,447
Cash flows from investing activities:
Purchases of property, plant and equipment	(33,287)	(20,813)	(43,969)
Issuance of note receivable	-	(10,000)	-
Net cash used in investing activities	(33,287)	(30,813)	(43,969)
Cash flows from financing activities:
Restricted cash release (deposit)	(7)	4,992	(5,008)
Proceeds from borrowings on long-term indebtedness and line of credit	57,183	60,000	33,195
Issuance of common stock subject to exercise of stock options	4,464	3,391	2,471
Principal payments on long-term indebtedness and line of credit	(48,648)	(60,751)	(18,015)
Excess tax benefits from stock-based compensation	1,852	1,336	6,003
Debt issuance costs	-	-	(155)
Net cash provided by financing activities	14,844	8,968	18,491

Effect of exchange rate changes on cash and cash equivalents	(617)	271	(657)

Net increase (decrease) in cash and cash equivalents	11,451	(14,257)	29,312
Cash and cash equivalents at beginning of year	91,473	105,730	76,418
Cash and cash equivalents at end of year	102,924	91,473	105,730

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$1,627	$3,216	$3,094
Cash paid during the year for income taxes	$15,155	$16,788	$14,329
Supplemental information on non-cash investing and financing activities:
Purchases of property, plant and equipment unpaid at year end	$2,749	$2,510	$4,056

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statement of Changes in Stockholders' Equity
(in thousands, except share and per share data)

	$0.001 Par Value Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Noncontrolling Interest	Retained	Total Stockholders'
	Shares	Amount	Capital	Loss	in Subsidiary	Earnings	Equity

Balance at December 31, 2006	27,596,249	$28	$90,920	$(473)	$-	$47,997	$138,472

Exercise of stock options	2,153,988	2	2,469	-	-	-	2,471
Stock-based compensation expense	-	-	2,541	-	-	-	2,541
Cumulative effect of change in accounting principle (FIN 48)	-	-	-	-	-	(607)	(607)
Excess tax benefits from exercises of stock options	-	-	6,003	-	-	-	6,003
Net income	-	-	-	-	-	22,936	22,936
Foreign currency translation	-	-	-	(657)		-	(657)
Comprehensive income	-	-	-	-	-	-	22,279

Balance at December 31, 2007	29,750,237	$30	$101,933	$(1,130)	$-	$70,326	$171,159

Exercise of stock options	409,309	-	3,391	-	-	-	3,391
Stock-based compensation expense	-	-	2,510	-	-	-	2,510
Excess tax benefits from exercises of stock options	-	-	1,336	-	-	-	1,336
Net income	-	-	-	-	-	20,682	20,682
Foreign currency translation	-	-	-	271		-	271
Comprehensive income	-	-	-	-	-	-	20,953

Balance at December 31, 2008	30,159,546	$30	$109,170	$(859)	$	$91,008	$199,349

Exercise of stock options	671,814	1	4,463	-	-	-	4,464
Stock-based compensation expense	-	-	5,007	-	-	-	5,007
Excess tax benefits from exercises of stock options	-	-	1,852	-	-	-	1,852
Non-cash development expenses from joint venture					7,215		7,215
Net loss attributable to noncontrolling interest	-	-	-	-	(4,599)	-	(4,599)
Net income	-	-	-	-		31,144	31,144
Foreign currency translation	-	-	-	(617)	-	-	(617)
Comprehensive income	-	-	-	-	-	-	30,527

Balance at December 31, 2009	30,831,360	$31	$120,492	$(1,476)	$2,616	$122,152	$243,815

The accompanying notes are an integral part of the consolidated financial statements.

Emergent BioSolutions Inc. and Subsidiaries
Notes to consolidated financial statements

1.     Nature of the business and organization

Emergent BioSolutions Inc. (the “Company” or “Emergent”) is a biopharmaceutical company focused on the development, manufacture and commercialization of vaccines and antibody therapies. The Company is developing products to be offered both to the biodefense and commercial markets. The Company commenced operations as BioPort Corporation (“BioPort”) in September 1998 through an acquisition from the Michigan Biologic Products Institute of rights to the marketed product, BioThrax, vaccine manufacturing facilities at a multi-building campus on approximately 12.5 acres in Lansing, Michigan and vaccine development and production know-how. In December 2001, the U.S. Food and Drug Administration (“FDA”) approved a supplement to the Company’s manufacturing facility license for the manufacture of BioThrax at the renovated facilities. In June 2004, the Company completed a corporate reorganization (“Reorganization”).

As a result of the Reorganization, BioPort became a wholly owned subsidiary of the Company.  The Company has renamed BioPort as Emergent BioDefense Operations Lansing Inc. (“Emergent BioDefense Operations”). The Company acquired a portion of its portfolio of vaccine and therapeutic product candidates through an acquisition of Microscience Limited (“Microscience”) in a share exchange in June 2005, and acquisitions of substantially all of the assets, for cash, of Antex Biologics Inc. (“Antex”) in May 2003 and ViVacs GmbH, Germany (“ViVacs”) in July 2006. The Company has renamed Microscience as Emergent Product Development UK Limited. The assets acquired from Antex were incorporated as Emergent Product Development Gaithersburg Inc., and the assets acquired from ViVacs were incorporated as Emergent Product Development Germany GmbH.

2.	Summary of significant accounting policies

Basis of presentation and consolidation

The accompanying consolidated financial statements include the accounts of Emergent and its wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. For investments in variable interest entities, the Company consolidates when it is determined to be the primary beneficiary.

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

Fair value of financial instruments

The carrying amounts of the Company’s short-term financial instruments, which include cash and cash equivalents, accounts receivable and accounts payable, approximate their fair values due to their short maturities. The fair value of the Company’s long-term indebtedness is estimated based on the quoted prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The carrying value and fair value of long-term indebtedness were $50.7 million and $50.0 million, respectively, at December 31, 2009 and $42.2 million and $42.0 million, respectively, at December 31, 2008.

Restricted cash

Restricted cash at December 31, 2009 and 2008 includes a certificate of deposit held by a bank as collateral for a letter of credit acting as a security deposit on a loan. As of December 31, 2009 and 2008 the Company had restricted cash of $215,000 and $208,000, respectively.

Significant customers and accounts receivable

For the years ended December 31, 2009, 2008 and 2007, the Company’s primary customers were the U.S. Department of Health and Human Services (“HHS”) and the U.S. Department of Defense (the “DoD”). For the years ended December 31, 2009 and 2008, revenues from HHS and HHS agencies comprised 99.6% and 95.7%, respectively, of total revenues. For the year ended December 31, 2007, revenues from the DoD, HHS and HHS agencies comprised 97.2%, of total revenues. As of December 31, 2009 and 2008, the Company’s receivable balances were comprised of 99.4% and 97.7%, respectively, from these customers. Unbilled accounts receivable, included in accounts receivable, totaling $3.1 million and $1.9 million as of December 31, 2009 and 2008, respectively, relate to various service contracts for which work has been performed, though invoicing has not yet occurred. Accounts receivable are stated at invoice amounts and consist primarily of amounts due from HHS and the DoD as well as amounts due under reimbursement contracts with other government entities and non-government and philanthropic organizations. If necessary, the Company records a provision for doubtful receivables to allow for any amounts which may be unrecoverable. This provision is based upon an analysis of the Company’s prior collection experience, customer creditworthiness and current economic trends. As of December 31, 2009 and 2008, an allowance for doubtful account, was not recorded as the collection history from those customers indicated collection was probable.

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

Note receivable

In 2008, the Company entered into a loan and security agreement with Protein Sciences Corporation (“PSC”) to loan PSC up to $10 million in conjunction with an agreement pursuant to which the Company would acquire substantially all of the assets of PSC. The loan is secured by substantially all of PSC’s assets, including PSC’s intellectual property. Under this loan agreement and a related promissory note, $10 million of principal is outstanding as of December 31, 2009, and the Company has recorded this as a note receivable. By its original terms, the note accrued interest at an annual rate of 8% and was due and payable no later than December 31, 2008. Thereafter, the note accrued interest at a default rate of 11%. In early 2009, the Company entered into a forbearance agreement with PSC. Under the terms of the forbearance agreement, the note continued to accrue interest at an annual rate of 11%, and became due and payable on May 31, 2009. The Company also agreed not to foreclose on the collateral for the loan prior to May 31, 2009. Since the expiration of the forbearance agreement, the note has accrued interest at a default rate of 14%. As of December 31, 2009, the Company has recorded accrued interest on the note receivable of $1.8 million, included in prepaid expenses and other current assets.

In 2008, the Company initiated litigation against PSC and its senior management alleging fraud and breach of contract, among other claims. In June 2009, after the expiration of a five-month forbearance period on the loan, the Company initiated proceedings to acquire possession of its physical assets by foreclosing. In addition, the Company and several other creditors of PSC filed a federal involuntary bankruptcy petition against PSC in June 2009 in United States Bankruptcy Court for the District of Delaware. In September 2009, the bankruptcy court concluded that PSC was insolvent and that PSC’s debt to the Company was valid and not subject to a bona fide dispute. However, the bankruptcy court declined to force PSC into bankruptcy, finding that foreclosure proceedings, not the bankruptcy action, were the proper mechanism of recovery. The Company intends to continue to pursue foreclosure on PSC’s assets and to pursue the two pending lawsuits against PSC and its management. The Company has concluded that the $10 million note receivable is not impaired as of December 31, 2009, and therefore has not recorded a reserve against this note. This conclusion is based on the Company’s belief that it will recover all amounts recorded, either by repayment from PSC or through foreclosure on PSC’s assets. In the event that PSC does not voluntarily repay the amounts due, the Company believes that the value of its collateral as a secured creditor is in excess of the note and related interest and that a loss is not probable.

Property, plant and equipment

Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method over the following estimated useful lives:

Buildings	31-39 years
Building improvements	10-39 years
Furniture and equipment	3-7 years
Software	Lesser of 3-5 years or product life
Leasehold improvements	Lesser of the asset life or lease term

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

Revenue recognition

The Company recognizes revenues from product sales that require no continuing performance by the Company if four basic criteria have been met:

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

Under the Company’s previous contracts with the DoD, title to the product passed to the DoD upon submission of the first invoice. The earnings process was considered complete upon FDA release of the product for sale and distribution. Following FDA release of the product, the product was segregated for later shipment, and all deferred revenue related to the released product was recognized in accordance with “bill and hold” requirements.

In December 2005, the Securities and Exchange Commission released an interpretation with respect to the accounting for sales of vaccines and bioterror countermeasures to the federal government for placement into the Strategic National Stockpile (“SNS”). This interpretation provides for revenue recognition for specifically identified products purchased for the SNS in the event that all requirements for revenue recognition are not met. While the Company’s contracts with HHS are for qualifying sales of vaccine for placement into the SNS, the Company meets all requirements for revenue recognition upon delivery of product to HHS, and therefore has not applied this guidance.

Collaborative research and development agreements can provide for one or more of up-front license fees, research payments, and milestone payments. Agreements with multiple components (“deliverables” or “items”) are evaluated to determine if the deliverables can be divided into more than one unit of accounting. An item can generally be considered a separate unit of accounting if all of the following criteria are met: (1) the delivered item(s) has value to the customer on a stand-alone basis; (2) there is objective and reliable evidence of the fair value of the undelivered items(s); and (3) if the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in control of the Company. Items that cannot be divided into separate units are combined with other units of accounting, as appropriate. Consideration received is allocated among the separate units based on their respective fair values or based on the residual value method and is recognized in full when the criteria above are met. The Company deems service to have been rendered if no continuing obligation exists on the part of the Company.

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

The Company generates contract and grant revenue from cost-plus-fee contracts.  Revenues are recognized to the extent of costs incurred plus an estimate of the applicable fees earned.  The Company considers fixed fees under cost-plus-fee contracts to be earned in proportion to the allowable costs incurred in performance of the contract. The Company analyzes each cost for contracts and reimbursable grants to ensure reporting of revenues gross versus net is appropriate based on the guidance in the American Institute of Certified Public Accountants Federal Government Contractors Guide or Financial Accounting Standards Board (“FASB”) guidance for accounting revenue recognition, whichever is most appropriate.  For each of the three years in the period ended December 31, 2009, the costs incurred under the contracts and grants approximated the revenue earned.

Impairment of long-lived assets

The Company assesses the recoverability of its long-lived assets for which an indicator of impairment exists by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If the Company concludes that the carrying value will not be recovered, the Company measures the amount of such impairment by comparing the fair value to the carrying value. The Company recorded an impairment charge of $7.3 million in 2009 related to its two Frederick, Maryland facilities, described more fully in Note 14 — Assets Held for Sale.  The Company recorded no impairment losses for the years ended December 31, 2008 and 2007.

Research and development

Research and development costs are expensed as incurred. Research and development costs primarily consist of salaries, materials and related expenses for personnel and facility expenses. Other research and development expenses include fees paid to consultants and outside service providers and the costs of materials used in clinical trials and research and development.

Comprehensive income

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

Capitalized interest

The Company capitalizes interest based on the cost of major ongoing capital projects which have not yet been placed in service. For the years ended December 31, 2009, 2008 and 2007, the Company incurred interest of $1.8 million, $3.0 million and $3.2 million, respectively. Of these amounts, the Company capitalized $1.8 million, $3.0 million and $3.1 million, respectively.

Certain risks and uncertainties

The Company has derived substantially all of its revenue from sales of BioThrax under contracts with HHS and the DoD. The Company’s ongoing U.S. government contract does not necessarily increase the likelihood that it will secure future comparable contracts with the U.S. government. The Company expects that a significant portion of the business that it will seek in the near future, in particular for BioThrax, will be under government contracts that present a number of risks that are not typically present in the commercial contracting process. U.S. government contracts for BioThrax are subject to unilateral termination or modification by the government. The Company may fail to achieve significant sales of BioThrax to customers in addition to the U.S. government, which would harm its growth opportunities. The Company may not be able to sustain or increase profitability. The Company is spending significant amounts for the expansion of its manufacturing facilities. The Company may not be able to manufacture BioThrax consistently in accordance with FDA specifications. Other than BioThrax, all of the Company’s product candidates are undergoing clinical trials or are in early stages of development, and failure is common and can occur at any stage of development. None of the Company’s product candidates other than BioThrax have received regulatory approval.

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

The following table presents the calculation of basic and diluted net income per share:

	Year Ended December 31,
(in thousands, except share and per share data)	2009	2008	2007
Numerator:
Net income	$31,144	$20,682	$22,936

Denominator:
Weighted-average number of shares—basic	30,444,485	29,835,134	28,995,667
Dilutive securities—stock options	930,820	622,964	667,460
Weighted-average number of shares—diluted	31,375,305	30,458,098	29,663,127

Earnings per share-basic	$1.02	$0.69	$0.79
Earnings per share-diluted	$0.99	$0.68	$0.77

For the years ending December 31, 2009, 2008 and 2007, outstanding stock options to purchase approximately 1.4 million,  183,000 and 211,000 shares, respectively, of common stock are not considered in the diluted earnings per share calculation because the exercise price of these options is greater than the average per share closing price during the year.

Accounting for stock-based compensation

As of December 31, 2009, the Company has two stock-based employee compensation plans, the Amended and Restated Emergent BioSolutions Inc. 2006 Stock Incentive Plan (the “2006 Plan”) and the Emergent BioSolutions Employee Stock Option Plan (the “2004 Plan”), described more fully in Note 8 — Stockholders’ Equity.

The Company recognizes stock-based compensation net of an estimated forfeiture rate.  Based on options granted to employees as of December 31, 2009, total compensation expense not yet recognized related to unvested options is approximately $4.8 million, after tax. The Company expects to recognize that expense over a weighted average period of 1.7 years.

The Company has utilized the Black-Scholes valuation model for estimating the fair value of all stock options granted. The fair value of each option is estimated on the date of grant. Set forth below are the assumptions used in valuing the stock options granted and a discussion of the Company’s methodology for developing each of the assumptions used:

	Year Ended December 31,
	2009	2008	2007
Expected dividend yield	0%	0%	0%
Expected volatility	55%	65%	50%
Risk-free interest rate	1.32-1.72%	1.63-2.75%	2.99-5.09%
Expected average life of options	3.3 years	3.0 years	3.0 years

•	Expected dividend yield — The Company does not pay regular dividends on its common stock and does not anticipate paying any dividends in the foreseeable future.
•
Expected volatility — Volatility is a measure of the amount by which a financial variable, such as share price, has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. The Company analyzed the volatility used by similar companies at a similar stage of development to estimate expected volatility. The volatility used by these similar companies ranged from 40% to 80%, with an average estimated volatility of 55%. The Company used a rate of 55% for grants made in 2009, approximately the mid-point of this range.

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

Pursuant to accounting guidance related to stock compensation, the Company classifies the cash flows resulting from the tax benefits of deductions in excess of the compensation cost recognized for options exercised (excess tax benefits from stock-based compensation) as financing cash flows.

Reclassifications

Certain amounts classified as inventory in the consolidated balance sheet as of December 31, 2008 have been reclassified as other current assets to conform with current period presentation.

Subsequent events

The Company has evaluated subsequent events through the time of filing these financial statements.

Recent accounting pronouncements

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06 which amended Accounting Standards Codification (“ASC”) Topic 820 regarding improving disclosures about fair value measurements. The amendments in ASU No. 2010-06 will provide more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3. This amendment is effective for financial statements issued for interim and annual periods ending after December 15, 2010. The Company anticipates that the adoption of this amendment will not have a material impact on its financial statement.

In January 2010, the FASB issued Accounting Standards Update ASU No. 2010-02 which amended ASC Topic 810 regarding accounting and reporting for decreases in ownership of a subsidiary. The amendments in ASU No. 2010-02 clarifies what type of subsidiaries or asset groups the scope of the decrease in ownership applies. The amendments in this Update also clarify that the decrease in ownership guidance does not apply to certain transactions even if they involve businesses. This amendment is effective for financial statements issued for interim and annual periods beginning on or after December 15, 2008 for entities that have not adopted the pending content that links to ASC 10-10-65-1. This amendment is effective for financial statements issued for interim and annual periods beginning on or after December 15, 2009 for entities that have adopted the pending content that links to ASC 10-10-65-1. The Company anticipates that the adoption of this amendment will not have a material impact on its financial statement.

In January 2010, the FASB issued ASU No. 2010-01 which amended ASC Topic 505 regarding distributions to shareholders with components of stock and cash. The amendments in ASU No. 2010-01 clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock, with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate, is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend for purposes of applying ASC Topics 505 and ASC Topic 260. This amendment is effective for financial statements issued for interim and annual periods ending after December 15, 2009. The Company anticipates that the adoption of this amendment will not have a material impact on its financial statement.

In December 2009, the FASB issued Accounting Standards Update ASU No. 2009-17 which amended ASC Topic 810 regarding variable interest entities. The amendments in ASU No. 2009-17 replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. The amendments also require additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements. This amendment is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The adoption of this amendment will not have a material impact on the Company’s financial statements. The Company does not expect the adoption of this amendment to have a material impact on its financial statements.

In October 2009, FASB issued ASU No. 2009-13 which amended ASC Topic 605 regarding multiple-deliverable revenue arrangements. The amendments in ASU No. 2009-13 establish a selling price hierarchy for determining the selling price of a deliverable. In addition, this amendment replaces the term “fair value” in the revenue allocation guidance with “selling price”. ASU No. 2009-13 will eliminate the residual method of allocation and require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method and will require that an entity determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. ASU No. 2009-13 will significantly expand the disclosures related to an entity’s multiple-deliverable revenue arrangements. In the year of adoption, entities will be required to disclose information that enables the users of financial statements to understand the effect of adopting ASU No. 2009-13. This amendment is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. If early adoption is elected and the period of adoption is not the beginning of the entity’s fiscal year, the entity will be required to apply the amendments in ASU No. 2009-13 retrospectively from the beginning of the entity’s fiscal year. The adoption of this amendment will have an impact on the Company’s financial statements to the extent the Company is a party to multiple-deliverable revenue arrangements.

In June 2009, the FASB issued ASU No. 2009-01, The FASB Accounting Standards Codificationtm and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162, an amendment to ASC Topic 105, Generally Accepted Accounting Principles. The ASC will be the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The ASC supersedes all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the ASC will become non-authoritative. ASU No. 2009-01 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company does not expect the adoption of this amendment to have a material impact on its financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 167, Amendments to FASB Interpretation No. 46(R) ("SFAS No. 167") which was later superseded by the FASB ASC and included in ASC Topic 810. SFAS No. 167 amends FASB Interpretation 46(R) to replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity, with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. SFAS No. 167 requires an additional reconsideration event when determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that the holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance. It also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity. SFAS No. 167 amends FASB Interpretation 46(R) to require additional disclosures about an enterprise’s involvement in variable interest entities. SFAS No. 167 shall be effective for the Company as of January 1, 2009. Earlier application is prohibited. The Company does not expect the adoption of this amendment to have a material impact on its financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events("SFAS No. 165") which was later superseded by the FASB ASC and included in ASC Topic 855. SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, SFAS No. 165 sets forth: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Company adopted SFAS No. 165 during the three months ended June 30, 2009. The provisions of SFAS No. 165 will impact the Company’s financial statements to the extent that the Company has material subsequent events.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”). SFAS 141(R) was subsequently codified into ASC Topic 805, Business Combinations (“ASC 805”). ASC 805 requires the expensing of acquisition-related costs as incurred. In accordance with the provisions of ASC 805, in January 2009 the Company expensed $1.4 million in previously capitalized acquisition-related costs associated with acquisitions that were in progress but not complete as of December 31, 2008.

3.     Accounts receivable

        Accounts receivable consist of the following:

	December 31,
(in thousands)	2009	2008
Billed	$51,782	$23,005
Unbilled	3,090	1,850
Total	$54,872	$24,855

4.      Inventories

Inventories consist of the following:

	December 31,
(in thousands)	2009	2008
Raw materials and supplies	$1,565	$1,352
Work-in-process	9,870	14,459
Finished goods	2,086	2,514
Total inventories	$13,521	$18,325

5.      Property, plant and equipment

Property, plant and equipment consist of the following:

	December 31,
(in thousands)	2009	2008
Land and improvements	$2,932	$5,050
Buildings, building improvements and leasehold improvements	18,661	28,119
Furniture and equipment	27,086	22,657
Software	6,833	6,423
Construction-in-progress	98,178	82,518
	153,690	144,767
Less: Accumulated depreciation and amortization	(21,856)	(20,111)
Total Property, plant and equipment, net	$131,834	$124,656

Depreciation and amortization expense was $5.0 million, $5.0 million and $4.8 million for the years ended December 31, 2009, 2008 and 2007, respectively. For the years ended December 31, 2009, 2008 and 2007, depreciation and amortization expense included approximately $0, $0, and $1.0 million, respectively, related to the amortization of internal-use software. As of December 31, 2009 and 2008, there was no unamortized internal use software-cost.

6.      Long-term debt

The components of long-term debt are as follows:

	December 31,
(in thousands)	2009	2008
Term loan dated December 2009; three month LIBOR plus 3.25%, due December 2014	$22,750	$25,500
Term loan dated November 2009; three month LIBOR plus 3.25%, due November 2014	6,981	-
Term loan dated November 2009; three month LIBOR plus 3.25%, due November 2014	5,134	-
Term loan dated April 2006; three month LIBOR plus 3.0%, due April 2011	7,308	7,809
Loan dated October 2004; 3.0%, due September 2010	2,500	2,500
Term loan dated October 2004; 6.625%, due October 2011	6,045	6,369
Other	-	5
Total long-term indebtedness	50,718	42,183
Less current portion of long-term indebtedness	(5,791)	(6,248)
Noncurrent portion of long-term indebtedness	$44,927	$35,935

In December 2009, the Company entered into a loan agreement with HSBC, under which HSBC provided the Company with a term loan of $22.8 million. This loan replaced a prior loan arrangement with HSBC under which HSBC agreed to loan the Company $30.0 million. Under the new loan agreement, the Company is required to make monthly payments in the amount of $126,000 in principal plus accrued interest, with a residual principal payment due upon maturity in December 2014. Payment of the loan is secured by substantially all of the assets of Emergent BioDefense Operations, other than accounts receivable under BioThrax supply contracts with HHS and the DoD that are pledged as collateral to secure a $15 million revolving line of credit with Fifth Third Bank. The assets that secure this loan total approximately $150 million at December 31, 2009.  The annual interest rate is based on the three month LIBOR plus 3.25% (3.50% as of December 31, 2009).

In November 2009, the Company completed the acquisition of a development and manufacturing facility in Baltimore, Maryland for $8.2 million. The Company paid approximately $1.2 million in cash and financed the remaining balance with a term loan from HSBC in the amount of $7.0 million. This loan requires monthly principal payments of $39,000 plus accrued interest from November 2009 through November 2014 with a balloon payment for the remaining unpaid principal and interest due in November 2014. The loan is collateralized by the facility. The annual interest rate is based on the three month LIBOR plus 3.25% (3.50% as of December 31, 2009).

In October 2009, the Company completed the acquisition of a research and development facility in Gaithersburg, Maryland for $6.4 million. The Company paid $1.2 million in cash and financed the remaining balance with a term loan from HSBC in the amount of $5.2 million. This loan requires monthly principal payments of $29,000 plus accrued interest from November 2009 through November 2014 with a balloon payment for the remaining unpaid principal and interest due in November 2014. The loan is collateralized by the facility.  The annual interest rate is based on the three month LIBOR plus 3.25% (3.50% as of December 31, 2009).

In April 2006, the Company completed the acquisition of a 145,000 square foot facility in Frederick, Maryland for $9.8 million. This facility was previously under a lease which contained an option to purchase the facility. The Company paid $1.3 million in cash and financed the remaining balance with a bank loan with HSBC in the amount of $8.5 million. This loan requires monthly principal and interest payments from May 2006 through April 2011 of $72,000 with a balloon payment for the remaining unpaid principal and interest due in April 2011. The loan is collateralized by the facility.  The annual interest rate is based on the three month LIBOR plus 3.0% (3.25% as of December 31, 2009).

Under the terms of the four loans we have with HSBC, the Company is required to maintain a book leverage ratio of less than 1.00. This ratio is calculated by dividing total liabilities, excluding deferred revenues specific to contracts with the U.S. government, by total net worth. In addition, the Company is required to maintain a debt coverage ratio of not less than 1.25 to 1.00. This ratio is calculated by dividing earnings before interest, taxes, depreciation and amortization for the most recent four quarters by the sum of current obligations under capital leases and principal obligations and interest expenses for borrowed money, in each case due and payable for the following four quarters. The Company is in compliance with these covenants as of December 31, 2009.

In October 2004, the Company entered into a Secured Conditional Loan with the Maryland Economic Development Assistance Fund (“MEDAF”) for $2.5 million. The proceeds of the loan were used to reimburse the Company for eligible costs it incurred to purchase a building in Frederick, Maryland. The loan is secured by a $1.3 million letter of credit and a security interest in the building. The Company is required to pay an annual fee of 1.0% to maintain the letter of credit. The borrowing bears interest at 3.0% per annum, and the term of the loan ends March 31, 2013. The terms of the loan call for principal and related accrued interest to be forgiven if specified employment levels are achieved and maintained through December 2012, at least $42.9 million in project costs are expended prior to December 2009, and the Company occupies the building through December 2012. As of December 31, 2009 the Company has not met the requirements for the loan to be forgivable, and in February 2010 reached an agreement with MEDAF to repay the loan in full by September 30, 2010, with an earlier repayment due upon sale of the building. The full $2.5 million outstanding under this loan is included in current portion of long-term indebtedness at December 31, 2009, and the accrued interest is included in accrued expenses and other current liabilities.

In connection with the 2004 purchase of the building in Frederick, Maryland discussed above, the Company entered into a loan agreement for $7.0 million with a bank to finance the remaining portion of the purchase price. The borrowing accrued interest at 6.625% per annum through October 2006. The Company was required to make interest only payments through that date. Beginning in November 2006, the Company began to make monthly payments of $62,000, based upon a 15 year amortization schedule. In November 2009, the monthly payments will be adjusted based upon a 12 year amortization schedule. Beginning in November 2009, the loan will bear interest at a fixed rate equal to 3.2% over the yield on actively traded U.S. Government securities issues adjusted to a constant maturity of two years, rounded up to the nearest one-eighth of one percent (1/8 of 1%). All unpaid principal and interest is due in full in October 2011. The Company is required to maintain certain financial and non-financial covenants including a minimum tangible net worth of not less than $5.0 million and a debt coverage ratio of not less than 1.1 to 1. The Company is in compliance with these covenants as of December 31, 2009.

Scheduled principal repayments and maturities on long-term debt as of December 31, 2009 are as follows:

(in thousands)
2010	$5,791
2011	14,724
2012	2,331
2013	2,331
2014	25,541
2015 and beyond	-
$50,718

7.     Line of credit

In June 2007, the Company entered into a loan agreement with Fifth Third Bank, whereby Fifth Third Bank agreed to extend to the Company a revolving line of credit up to $15 million. The Company can borrow under this line of credit through June 2010, at which time the agreement expires. The line of credit is secured by accounts receivable under the Company’s HHS contract and bears interest at a rate equal to the one month LIBOR plus 2% (2.23% as of December 31, 2009). The Company is subject to certain covenants, including maintenance of specified equity levels on a quarterly basis, and is currently in compliance with those covenants. For each of the years ended December 31, 2009 and 2008, $15.0 million was outstanding under the line of credit. These amounts were repaid in January 2010 and February 2009, respectively.

8.     Stockholders’ equity

            Preferred stock

The Company is authorized to issue up to 15,000,000 shares of preferred stock, $0.001 par value per share (“Preferred Stock”). Any preferred stock issued may have dividend rates, voting rights, conversion privileges, redemption characteristics, and sinking fund requirements as approved by the Company’s board of directors. As of December 31, 2009 and 2008, no preferred stock has been issued.

Common stock

The Company currently has one class of $0.001 par value per share common stock (“Common Stock”) authorized and outstanding. The Company is authorized to issue up to 100,000,000 shares of the Common Stock. Holders of Common Stock are entitled to one vote for each share of Common Stock held on all matters as may be provided by law.

Stock options

As of December 31, 2009, the Company has two stock-based employee compensation plans, the 2006 Plan and the 2004 Plan (together, the “Emergent Plans”), under which the Company has granted options to purchase shares of Common Stock. The Emergent Plans have both incentive and non-qualified stock option features.

The 2006 Plan was amended and restated on May 21, 2009 at the Company’s 2009 Annual Meeting of Stockholders to provide for, among other things, an increase in the number of shares of Common Stock authorized for issuance by 3.9 million shares. The amendment to the 2006 Plan also allowed for an additional 450,000 shares of Common Stock to be reserved for issuance effective July 1, 2009, as previously approved under the provisions of the 2006 Plan. Additionally, the amendment eliminates an “evergreen provision” contained in the original 2006 Plan that allowed for periodic increases in the number of shares authorized for issuance. As of December 31, 2009, an aggregate of 8,678,826 shares of Common Stock are authorized for issuance under the 2006 Plan, and a total of 4,586,304 shares of Common Stock remain available for future awards to be made to plan participants. The maximum number of shares subject to awards which that may be granted per year under the 2006 Plan to a single participant is 287,700. The exercise price of each incentive option must be not less than 100% of the fair market value of the shares on the date of grant. Options granted under the 2006 Plan have a vesting period of no more than 5 years and a contractual life of no more than 10 years. The terms and conditions of stock options (including price, vesting schedule, term and number of shares) under the Emergent Plans are determined by the Company’s compensation committee, which administers the Emergent Plans. Following the closing of the Company’s initial public offering in November 2006, the Company no longer granted options pursuant to the 2004 Plan.

Each option granted under the Emergent Plans becomes exercisable as specified in the relevant option agreement, and no option can be exercised after ten years from the date of grant. The following is a summary of stock option plan activity:

	2006 Plan		2004 Plan
	Number of Shares	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2008	2,466,519	$8.76	438,628	$5.52	51,826,012
Exercisable at December 31, 2008	487,148	$10.00	383,486	$4.68	16,063,651
Granted	1,514,437	18.00	-	-
Exercised	(406,424)	8.53	(265,390)	3.76
Forfeited	(89,033)	11.76	(43,156)	10.28
Outstanding at December 31, 2009	3,485,499	12.72	130,082	7.52	11,178,792
Exercisable at December 31, 2009	936,933	9.56	130,082	7.52	4,768,507

The weighted average remaining contractual term of options outstanding as of December 31, 2009 and 2008 was 5.6 and 5.7 years, respectively. The weighted average remaining contractual term of options exercisable as of December 31, 2009 and 2008 was 4.8 and 4.5 years, respectively.

The weighted average grant date fair value of options granted during the years ended December 31, 2009, 2008 and 2007 was $7.16, $3.53 and $3.58, respectively. The total intrinsic value of options exercised during the years ended December 31, 2009, 2008 and 2007 was $7.1 million, $4.0 million and $20.5 million, respectively. The total fair value of options vested during 2009, 2008 and 2007 was $3.3 million, $1.9 million and $1.9 million, respectively.

Stock-based compensation expense was recorded in the following financial statement line items:

	Years Ended
	December 31,
(in thousands)	2009	2008
Cost of sales	$200	$100
Research and development	1,103	520
General and administrative	3,704	1,890
Total stock-based compensation expense	$5,007	$2,510

A summary of the status of the Company’s nonvested stock options at December 31, 2009 is presented below:

	2006 Plan		2004 Plan
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2008	1,979,371	$3.57	55,142	$4.24
Granted	1,514,437	18.00	-	-
Exercised	-	-	-	-
Vested	(856,209)	3.62	(40,757)	4.33
Forfeited	(89,033)	11.76	(14,385)	3.98
Nonvested at December 31, 2009	2,548,566	$3.57	-	$-
Options expected to vest at December 31, 2009	1,703,399		-

During the years ended December 31, 2009, 2008 and 2007, the Company received a tax benefit from stock options exercised of approximately $1.9 million, $1.3 million and $6.0 million, respectively.

9.     Income taxes

        Significant components of the provision for income taxes attributable to operations consist of the following:

(in thousands)	2009	2008	2007
Current
Federal	$8,254	$11,186	$11,189
State	902	98	2,275
International	58	101	-
Total current	9,214	11,385	13,464
Deferred
Federal	5,799	(1,174)	2,832
State	(47)	1,844	(3,245)
Total deferred	5,752	670	(413)
Total provision for income taxes	$14,966	$12,055	$13,051

The Company’s net deferred tax asset consists of the following:

	December 31,
(in thousands)	2009	2008
Net operating loss carryforward	$10,304	$8,458
Research and development carryforward	1,578	1,714
Stock compensation	1,358	730
Foreign deferrals	52,059	46,151
Other	(452)	1,902
Deferred tax asset	64,847	58,955
Fixed assets	(3,104)	(851)
Other	(2,783)	(2,051)
Deferred tax liability	(5,887)	(2,902)
Valuation allowance	(53,196)	(44,537)
Net deferred tax asset	$5,764	$11,516

Net operating loss carryforwards consist of approximately $191.7 million for state jurisdictions and $157.0 million for foreign jurisdictions. The state net operating loss carryforwards will begin to expire in 2018. The foreign net operating loss carryforwards will have an indefinite life unless the foreign entities have a change in the nature or conduct of the business in the three years following a change in ownership. The use of the Company’s net operating loss carryforwards may be restricted due to changes in Company ownership.

The provision for income taxes differs from the amount of taxes determined by applying the U.S. federal statutory rate to loss before provision for income taxes as a result of the following:

	Year ended December 31,
(in thousands)	2009	2008	2007
US	$74,758	$66,326	$62,016
International	(28,648)	(33,589)	(26,029)
Earnings before taxes on income	46,110	32,737	35,987

Federal tax at statutory rates	$16,138	$11,458	$12,595
State taxes, net of federal benefit	(1,172)	(2,118)	701
Impact of foreign operations	(7,156)	(8,384)	(7,106)
Change in valuation allowance	9,025	10,835	6,419
Effect of change in rates	-	-	493
Effect of foreign rates	(17)	(11)	154
Tax credits	(835)	(819)	(880)
Other differences	(2,056)	185	(617)
Permanent differences	1,039	909	1,292
Provision for income taxes	$14,966	$12,055	$13,051

The effective annual tax rate for the years ended December 31, 2009, 2008 and 2007 was 32%, 37% and 36%, respectively. The decrease in the effective rate in 2009 from 2008 is due primarily to the benefit of certain costs capitalized for book purposes that are deductible for tax purposes.

In September 2006, the FASB issued guidance for accounting for uncertainty in income taxes.  This guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, this guidance requires that the Company recognize in its financial statements the impact of a tax position if that position is more likely than not to be sustained on audit based on the technical merits of the position and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure.

The Company recognizes interest in interest expense and recognizes potential penalties related to unrecognized tax benefits in selling, general and administrative expense. The Company accrued approximately $23,000 and $44,000, respectively, for the payment of interest and penalties as of December 31, 2009 and 2008. Of the total unrecognized tax benefits recorded at December 31, 2009 and 2008, $175,000 and $160,000, respectively is classified as a current liability and $85,000 and $110,000, respectively, is classified as a non-current liability on the balance sheet. As of December 31, 2009 and 2008, $126,000 and $0, respectively, of unrecognized tax benefits will reverse within the next twelve months.

The table below presents the gross unrecognized tax benefits activity for 2009, 2008 and 2007:

(in thousands)
Gross unrecognized tax benefits at January 1, 2007	$607
Increases for tax positions for prior years	262
Decreases for tax positions for prior years	(65)
Increases for tax positions for current year	100
Settlements	(201)
Lapse of statue of limitations	(426)
Gross unrecognized tax benefits at December 31, 2007	277
Increases for tax positions for prior years	28
Decreases for tax positions for prior years	-
Increases for tax positions for current year	-
Settlements	-
Lapse of statue of limitations	(35)
Gross unrecognized tax benefits at December 31, 2008	270
Increases for tax positions for prior years	15
Decreases for tax positions for prior years	(80)
Increases for tax positions for current year	55
Settlements	-
Lapse of statue of limitations	-
Gross unrecognized tax benefits at December 31, 2009	$260

Substantially all of these reserves would impact the effective tax rate if released into income.

The Company’s federal and state income tax returns for the tax years 2008 to 2006 remain open to examination. The Company’s tax returns in the United Kingdom remain open to examination for the tax years 2008 to 2001, and tax returns in Germany remain open indefinitely.

A limited scope federal income tax audit of the Company’s tax return for the 2006 tax year was completed in May 2009, without adjustment. A federal income tax audit of the Company's tax return for the 2005 tax year was completed in March 2008. As a result of that audit, the Company paid an assessment of $450,000, including $55,000 of interest. A federal income tax audit of the Company's tax return for the 2004 tax year was completed in March 2007. As a result of this audit, the Company paid an assessment of $722,000, including $96,000 of interest.

10.   401(k) savings plan

        The Company has established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. The 401(k) Plan covers substantially all employees. Under the 401(k) Plan, employees may make elective salary deferrals. The Company currently provides for matching of qualified deferrals up to 50% of the first 6% of the employee’s salary. During the years ended December 31, 2009, 2008 and 2007, the Company made matching contributions of approximately $1.1 million, $827,000 and $682,000, respectively.

11.   Leases

        The Company leases laboratory and office facilities, office equipment and vehicles under various operating lease agreements. The Company leases office and laboratory space in Munich, Germany under a non-cancelable operating lease that expires in June 2015.  The Company leases office and laboratory space in Wokingham, England under two coterminous non-cancelable operating leases that expire in November 2016. The Company leases office space in Rockville, Maryland under a non-cancelable operating lease that contains a 3% annual escalation clause over the ten year term of the lease, which expires in December 2016 and the Company has a five year renewal option at the end of the initial term. Prior to purchasing the building in October 2009, we also leased office and laboratory space in Gaithersburg, Maryland. For the years ended December 31, 2009, 2008 and 2007, total rent expense was $3.2 million, $3.7 million and $3.4 million, respectively.

Future minimum lease payments under operating lease obligations as of December 31, 2009 are as follows:

(in thousands)
2010	$1,817
2011	1,800
2012	1,767
2013	1,786
2014	1,806
2015 and beyond	2,974
Total minimum lease payments	$11,950

12.   Litigation

Litigation against Protein Sciences Corporation.  The Company is currently pursuing three legal actions against PSC and its senior management arising out of a letter of intent, a loan and security agreement and related promissory note, and an asset purchase agreement between the Company and PSC that were entered into in 2008. Under those agreements, the Company agreed to acquire substantially all of PSC’s assets and to provide funding to PSC to enable it to continue operations through the anticipated closing date of the asset purchase transaction. Between March 2008 and June 2008, the Company provided PSC with $10 million in funding under the loan and security agreement and related promissory note. PSC’s obligations to the Company under these agreements are secured by substantially all of PSC’s assets, including PSC’s intellectual property. The note accrued interest at an annual rate of 8% through December 31, 2008, a default rate of 11% through May 31, 2009, and a default rate of 14% since June 1, 2009. PSC has not repaid any portion of the loan. As of December 31, 2009, $10 million of principal was outstanding and $1.8 million of interest was accrued and unpaid.

On June 8, 2009, after the expiration of a five-month forbearance period on the loan, the Company initiated legal proceedings in the Superior Court of the State of Connecticut, Judicial District of New Haven, to acquire possession of the physical assets by foreclosing on PSC’s physical assets that secure the loan. In addition, the Company and several other creditors of PSC filed a federal involuntary bankruptcy petition against PSC on June 22, 2009 in the United States Bankruptcy Court for the District of Delaware. In September 2009, the bankruptcy court concluded that PSC was insolvent and that PSC’s debt to the Company was valid and not subject to a bona fide dispute, but the bankruptcy court declined to force PSC into involuntary bankruptcy, finding that the foreclosure proceeding, not the bankruptcy action, was the proper mechanism of recovery. The Company intends to continue to pursue the Connecticut action for possession of its physical assets in an effort to recover amounts due to the Company. PSC has filed a motion to stay the Connecticut action for possession pending a decision in the New York litigation against PSC, which is described below.  Such motion has been briefed and argued and the Company is awaiting a decision from the Connecticut state court.

In addition to the action seeking possession of the collateral, the Company continues to pursue two separate lawsuits filed regarding this matter: one against PSC on July 9, 2008 and the other PSC’s executive management team, which consists of Daniel D. Adams, PSC’s Chief Executive Chairman, and Manon M.J. Cox, PSC’s President and Chief Executive Officer, on October 3, 2008. The lawsuit against PSC is pending in the Supreme Court of the State of New York and includes, among other things, claims for fraud, breach of contract, breach of the duty of good faith and fair dealing, unjust enrichment and unfair business practices. The lawsuit against Mr. Adams and Ms. Cox is pending in the United States District Court for the District of Connecticut and alleges, among other things, that these individuals engaged in fraudulent conduct in connection with their efforts to obtain $10 million in bridge financing from us. PSC has moved to dismiss the New York action, and that motion remains pending. Mr. Adams and Ms. Cox moved to dismiss the Connecticut action, and the court denied that motion with respect to the fraud claims and granted it with respect to unfair business practice claims. In the Company’s lawsuits against PSC and PSC’s executive management team, the Company is seeking monetary damages of no less than $13 million, punitive damages, declaratory judgment, injunctive relief to protect the collateral for the loan, and other appropriate relief. PSC, Mr. Adams, and Ms. Cox have not yet asserted any counterclaims in either lawsuit, but PSC has stated that it may assert counterclaims for “among other things, breach of contract, intentional misrepresentations, tortious interference with business relations and unfair trade practices.”

The Company intends to pursue full repayment of the loan, as well as other relief as described in pleadings in the pending lawsuits against PSC and PSC’s executive management.

From time to time, the Company is involved in product liability claims and other litigation considered normal in the nature of its business. The Company does not believe that any such proceedings would have a material, adverse effect on the results of its operations.

13.   Oxford collaboration

In July 2008, the Company entered into a collaboration with the University of Oxford (“Oxford”) and certain University of Oxford researchers to conduct clinical trials in the advancement of a vaccine product candidate for tuberculosis, resulting in the formation of the Oxford-Emergent Tuberculosis Consortium (“OETC”).  The Company has a 51% equity interest in OETC and controls the OETC Board of Directors. In addition, the Company has certain funding and services obligations of up to $20.3 million related to its investment. In accordance with accounting provisions related to the accounting for variable interest entities, the Company has evaluated its variable interests in OETC and has determined that it is the primary beneficiary as it will absorb the majority of expected losses. Accordingly, the Company consolidates the entity. As of December 31, 2009, assets of $379,000 and liabilities of $83,000 related to this entity are included within the Company’s consolidated balance sheet.  During the year ended December 31, 2009, the entity incurred a net loss of $9.4 million, of which $4.8 million is included in the Company’s consolidated statement of operations.

In conjunction with the establishment of OETC, the Company granted a put option to Oxford and the Oxford researchers whereby the Company may be required to acquire all of the OETC shares held by Oxford and the Oxford researchers at fair market value of the underlying shares. This put option is contingent upon the satisfaction of a number of conditions that must exist or occur subsequent to the grant of a marketing authorization for a tuberculosis vaccine by the European Commission. The Company accounts for the put option in accordance with the accounting provision related to derivatives and distinguishing liabilities from equity. In accordance with this guidance, the Company has determined that the put option has a de minimus fair value as of December 31, 2009.

14.  Assets held for sale

        The Company currently owns two buildings in Frederick, Maryland that it is actively seeking to sell. In June 2009, the Company determined that these two buildings, along with associated improvements, would not be placed into service and committed to a plan to sell the facilities. Therefore, these buildings are classified on the Company’s balance sheet as assets held for sale. Assets held for sale are recorded at the lower of the carrying amount or fair market value less costs to sell, and are no longer depreciated once classified as held for sale. The Company recorded the assets held for sale at fair market value, based on factors that include recent purchase offers less estimated selling costs, and recorded an impairment charge of $7.3 million in 2009. This impairment charge is classified in the Company’s statement of operations as selling, general and administrative expense, within the Company’s commercial segment. The Company is continuing efforts to sell these buildings.

15.   Related party transactions

        The Company entered into an agreement in February 2009 with an entity controlled by family members of the Company’s Chief Executive Officer. The agreement, to market and sell BioThrax, was effective as of November 2008 and requires payment based on a percentage of net sales of biodefense products of 17.5% in Saudi Arabia and 15% in Qatar and United Arab Emirates, and reimbursement of certain expenses.  No payments under this agreement have been triggered for the years ended December 31, 2009 and 2008.

The Company has entered into a consulting arrangement with a member of the Company’s Board of Directors. At December 31, 2009 and 2008, $15,000 and $0, respectively, remained in accounts payable for these services. For each of the years ended December 31, 2009 and 2008, the Company paid approximately $180,000, under this agreement for strategic consultation and project support for the Company’s marketing and communications group.

The Company has entered into a transportation arrangement with an entity owned by Company’s Chief Executive Officer. At December 31, 2009 and 2008, $3,000 remained in accounts payable for these services. During the years ended December 31, 2009 and 2008, the Company paid approximately $32,000 and $31,000, respectively, under this arrangement for transportation and logistical support.

16.   Segment information

        For financial reporting purposes, the Company reports financial information for two business segments: biodefense and commercial. In the biodefense segment, the Company develops, manufactures and commercializes vaccine and antibody therapies for use against biological agents that are potential weapons of bioterrorism or biowarfare. Revenues in this segment relate primarily to the Company’s FDA-licensed product, BioThrax. In the commercial segment, the Company develops vaccines and antibody therapies for use against infectious diseases and other medical conditions that have resulted in significant unmet or underserved public health needs. Revenues in this segment consist predominantly of milestone payments and development and grant revenues received under collaboration, development contracts and grant arrangements. The “All Other” segment relates to the general operating costs of the Company and includes costs of the centralized services departments, which are not allocated to the other segments, as well as spending on product candidates or activities that are not classified as biodefense or commercial. The assets in this segment consist primarily of cash and fixed assets.

	Reportable Segments
(in thousands)	Biodefense	Commercial	All Other	Total
Year Ended December 31, 2009
External revenue	$234,574	$212	$-	$234,786
Intersegment revenue (expense)	-	-	-	-
Research and development	42,874	24,064	7,650	74,588
Interest revenue	-	-	1,418	1,418
Interest expense	-	-	(7)	(7)
Depreciation and amortization	3,867	852	280	4,999
Net income (loss)	87,850	(43,770)	(12,936)	31,144
Assets	215,786	25,350	103,553	344,689
Expenditures for long-lived assets	26,583	5,933	771	33,287
Year Ended December 31, 2008
External revenue	$174,061	$4,346	$147	$178,554
Intersegment revenue (expense)	-	-	-	-
Research and development	26,321	31,169	1,980	59,470
Interest revenue	-	-	1,999	1,999
Interest expense	-	-	(47)	(47)
Depreciation and amortization	3,438	1,114	412	4,964
Net income (loss)	69,770	(41,313)	(7,775)	20,682
Assets	161,091	23,450	106,247	290,788
Expenditures for long-lived assets	20,014	64	735	20,813

17.  Quarterly financial data (unaudited)

Quarterly financial information for the years ended December 31, 2009 and 2008 is presented in the following tables:

	Three months ended
(in thousands)	March 31,	June 30,	September 30,	December 31,
Fiscal year 2009
Revenue	$64,519	$73,191	$43,272	$53,804
Income (loss) from operations	17,266	22,710	(3,951)	4,125
Net income	11,119	14,842	949	4,234
Net income per share, basic	0.37	0.49	0.03	0.14
Net income per share, diluted	0.35	0.48	0.03	0.13
Fiscal year 2008
Revenue	$42,720	$43,485	$56,599	$35,750
Income from operations	11,175	2,558	15,338	856
Net income	7,024	1,815	10,386	1,457
Net income per share, basic	0.24	0.06	0.35	0.05
Net income per share, diluted	0.24	0.06	0.34	0.05

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2009, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on this assessment, our management concluded that, as of December 31, 2009, our internal control over financial reporting is effective based on those criteria.

Ernst & Young LLP, the independent registered public accounting firm that has audited our consolidated financial statements included herein, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2009, a copy of which is included in this annual report on Form 10-K.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, occurred during the fiscal quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Stockholders of Emergent BioSolutions Inc. and Subsidiaries

We have audited Emergent BioSolutions Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Emergent BioSolutions Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management's Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Emergent BioSolutions Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2009 consolidated financial statements of Emergent BioSolutions Inc. and Subsidiaries, and our report dated March 5, 2010, expressed an unqualified opinion thereon.

/s/Ernst & Young LLP
McLean, Virginia
March 5, 2010

ITEM 9B.	OTHER INFORMATION

Executive Compensation

On March 4, 2010, the Compensation Committee awarded cash bonuses to the following executives in the following amounts: Fuad El-Hibri, $485,900; Daniel J. Abdun-Nabi, $231,169; R. Don Elsey, $142,057; Stephen Lockhart, £67,650; and Kyle W. Keese, $143,312. Also on March 4, 2010, the Compensation Committee approved the following base salaries and target bonus percentages for the following executives, all effective as of January 1, 2010: Fuad El-Hibri, $625,600 and 65%; Daniel J. Abdun-Nabi, $444,475 and 50%; R. Don Elsey, $357,698 and 45%; Stephen Lockhart, £173,352 and 40%; and Kyle W. Keese, $325,000 and 40%.

Manufacturing

In November 2009, we amended our Product Supply Agreement with Talecris Biotherapeutics, Inc. to delay commencement of commercial manufacturing for our anthrax immune globulin therapeutic product candidate from January 1, 2010 to March 1, 2010 in order to accommodate negotiations for a long-term resolution regarding commercial production of this product candidate.  We recently modified this amendment to further extend the commencement date to April 1, 2010, and are currently continuing to negotiate with Talecris.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Information regarding our directors may be found under the caption "Election of Directors'' in the Proxy Statement for our 2010 Annual Meeting of Stockholders. Information regarding our executive officers may be found under the caption “Executive Officers of the Registrant'' in the Proxy Statement for our 2010 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

Compliance with Section 16(a) of the Exchange Act

Information regarding compliance with Section 16(a) of the Exchange Act by our directors, officers and beneficial owners of more than 10% of our common stock may be found under the caption "Stock Ownership Information—Section 16 (a) Beneficial Ownership Reporting Compliance'' in the Proxy Statement for our 2010 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

Code of Ethics

We have adopted a code of business conduct and ethics that applies to our directors, officers (including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions), as well as our other employees. A copy of our code of business conduct and ethics is available on our website at www.emergentbiosolutions.com. We intend to post on our website all disclosures that are required by applicable law, the rules of the Securities and Exchange Commission or the New York Stock Exchange concerning any amendment to, or waiver of our code of business conduct and ethics.

Director Nominees

Information regarding procedures for recommending nominees to the board of directors may be found under the caption “Corporate Governance—Director Nomination Process” in the Proxy Statement for our 2010 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

Audit Committee

We have separately designated a standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. Additional information regarding the Audit Committee may be found under the captions “Corporate Governance—Board Committees—Audit Committee” and “Corporate Governance—Audit Committee Report” in the Proxy Statement for our 2010 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

Audit Committee Financial Expert

Our board of directors has determined that Zsolt Harsanyi, Ph.D. is an “audit committee financial expert'” as defined by Item 407(d)(5) of Regulation S-K of the Exchange Act and is “independent” under the rules of the New York Stock Exchange.

ITEM 11.	EXECUTIVE COMPENSATION

Information with respect to this item may be found under the caption “Information About Executive and Director Compensation” in the Proxy Statement for our 2010 Annual Meeting of Stockholders. Such information is incorporated herein by reference. The Compensation Committee Report contained in the Proxy Statement for our 2010 Annual Meeting of Stockholders shall be deemed furnished in this annual report on Form 10-K and shall not be deemed “soliciting material” or “filed” with the Securities and Exchange Commission or otherwise subject to the liabilities of Section 18 of the Exchange Act, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that we specifically request that such information be treated as soliciting material or specifically incorporate such information by reference into a document filed under the Securities Act or the Exchange Act.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to this item may be found under the captions “Stock Ownership Information” and “Information About Executive and Director Compensation—Securities Authorized for Issuance Under Equity Compensation Plans” in the Proxy Statement for our 2010 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information with respect to this item may be found under the captions “Corporate Governance—Transactions with Related Persons” and “Corporate Governance—Board Determination of Independence” in the Proxy Statement for our 2010 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

         Information with respect to this item may be found under the captions “Corporate Governance—Registered Public Accounting Firm's Fees” and “Corporate Governance—Pre-Approval Policy and Procedures” in the Proxy Statement for our 2010 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements

The following financial statements and supplementary data are filed as a part of this annual report on Form 10-K.

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2009 and 2008
Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007
Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007
Consolidated Statement of Changes in Stockholders’ Equity for the years ended December 31, 2009, 2008 and 2007
Notes to Consolidated Financial Statements

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
Date: March 5, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Fuad El-Hibri Fuad El-Hibri	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 5, 2010

/s/R. Don Elsey R. Don Elsey	Senior Vice President Finance, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 5, 2010

/s/Daniel Abdun-Nabi Daniel Abdun-Nabi	Director	March 5, 2010

/s/Zsolt Harsanyi, Ph.D. Zsolt Harsanyi, Ph.D.	Director	March 5, 2010

/s/Jerome M. Hauer Jerome M. Hauer	Director	March 5, 2010

/s/Ronald B. Richard Ronald B. Richard	Director	March 5, 2010

/s/Louis W. Sullivan, M.D. Louis W. Sullivan, M.D.	Director	March 5, 2010

/s/Dr. Sue Bailey Dr. Sue Bailey	Director	March 5, 2010

Exhibit Index

Exhibit
Number	Description
3.1	Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-139190 filed on December 8, 2006)
3.2
Amended and Restated By-laws of the Registrant, as amended (Incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-33137))

4.1
Specimen Certificate Evidencing Shares of Common Stock (Incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-136622) filed on October 20, 2006)

4.2
Registration Rights Agreement, dated September 22, 2006, among the Registrant and the entities listed on Schedule 1 thereto (Incorporated by reference to Exhibit 4.3 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-136622) filed on September 25, 2006)

4.3
Rights Agreement, dated November 14, 2006, between the Registrant and American Stock Transfer & Trust Company (Incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 (File No. 333-139190) filed on December 8, 2006)

9.1
Voting and Right of First Refusal Agreement, dated October 21, 2005, between the William J. Crowe, Jr. Revocable Living Trust and Fuad El-Hibri (Incorporated by reference to Exhibit 9.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-136622) filed on August 14, 2006)

10.1*	Employee Stock Option Plan, as amended and restated (Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-136622) filed on August 14, 2006)
10.2*	Form of Director Stock Option Agreement (Incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-136622) filed on August 14, 2006)
10.3*	Amended and Restated 2006 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (File No. 001-33137))
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

10.6#	Form of Restricted Stock Unit Agreement under Amended and Restated 2006 Stock Incentive Plan
10.7#	Annual Bonus Plan for Executive Officers
10.8*	Director Compensation Program (Incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-33137))
10.9† *
Severance Plan and Termination Protection Program (Incorporated by reference to Exhibit 10.6 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-136622) filed on October 20, 2006)

10.10*
Election of Fuad El-Hibri to Participate in the Severance Plan and Termination Protection Program (Incorporated by reference to Exhibit 10.35 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-136622) filed on September 25, 2006)

10.11	Form of Indemnity Agreement (Incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 (File No. 333-136622) filed on August 14, 2006)
10.12†
Contract No. HHSO100200700037C, dated September 25, 2007, between Emergent BioDefense Operations Lansing Inc., and the Department of Health and Human Services (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 (File No. 001-33137))

10.13†
Contract No. HHS0100200800091C between the Department of Health and Human Services and Emergent BioDefense Operations Lansing Inc. dated September 30, 2008 (Incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 001-33137))

10.14†
Filling Services Agreement, dated March 18, 2002, between Emergent BioDefense Operations Lansing Inc., formerly BioPort Corporation, and Hollister-Stier Laboratories LLC, as amended (Incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-136622) filed on August 14, 2006)

10.15
Amendment No. 5 to the Filling Services Agreement, effective May 14, 2007 between Emergent BioDefense Operations Lansing Inc., formerly BioPort Corporation, and Hollister-Stier Laboratories LLC (Incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33137))

10.16†
Exclusive Commercial License of Technology by and among Oxford-Emergent Tuberculosis Consortium Limited, Emergent Product Development UK Limited, Emergent BioSolutions Inc. and Isis Innovation Limited dated July 18, 2008 (Incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 001-33137))

10.17†
Product Supply Agreement, dated June 12, 2006, between Emergent Product Development Gaithersburg Inc. and Talecris Biotherapeutics, Inc. (Incorporated by reference to Exhibit 10.34 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-136622) filed on October 20, 2006)

Exhibit
Number	Description
10.18#††	Amendment No. 1 to Product Supply Agreement, effective December 19, 2006, between Emergent Product Development Gaithersburg Inc. and Talecris Biotherapeutics Inc.
10.19#	Amendment No. 2 to Product Supply Agreement, effective June 25, 2007, between Emergent Product Development Gaithersburg Inc. and Talecris Biotherapeutics Inc.
10.20#††	Amendment No. 3 to Product Supply Agreement, effective August 29, 2007, between Emergent Product Development Gaithersburg Inc. and Talecris Biotherapeutics Inc.
10.21#	Amendment No. 4 to Product Supply Agreement, effective November 17, 2009, between Emergent Product Development Gaithersburg Inc. and Talecris Biotherapeutics Inc.
10.22#††	First Addendum to Product Supply Agreement, effective September 1, 2009, between Emergent Product Development Gaithersburg Inc. and Talecris Biotherapeutics Inc.
10.23†
Agreement, dated June 16, 2005, between the Free State of Bavaria and Emergent Product Development UK, formerly ViVacs GmbH (Incorporated by reference to Exhibit 10.43 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-136622) filed on October 20, 2006)

10.24†
License Agreement between U.S. Army Medical Research Institute of Infectious Diseases and the Registrant dated October 7, 2003 (Incorporated by reference to Exhibit 10.21 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-33137), filed on March 6, 2009)

10.25
Investment Agreement relating to Microscience Holdings plc, dated March 18, 2005, among the Wellcome Trust, Microscience Investments Limited, formerly Microscience Holdings plc, and Emergent Product Development UK Limited, formerly Microscience Limited, as amended (Incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 (File No. 333-136622) filed on August 14, 2006)

10.26#	Consulting Services Agreement, effective April 1, 2009, between the Registrant and The Hauer Group
10.27
Services Agreement, dated August 1, 2006, between East West Resources Corporation and the Registrant (Incorporated by reference to Exhibit 10.36 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-136622) filed on September 25, 2006)

10.28
Amended and Restated Marketing Agreement entered into on February 10, 2009 between Emergent BioDefense Operations Lansing Inc.and Intergen N.V. (Incorporated by reference to Exhibit 10.27 to the Registrant's Annual Report on Form 10-K for the year ended December 31,2008 (File No. 001-33137), filed on March 6, 2009)

10.29
Lease (540 Eskdale Road, Winnersh Triangle, Wokingham, Berkshire), dated December 13, 1996, between Slough Properties Limited and Azur Environmental Limited, as assigned to Emergent Product Development UK Limited, formerly Microscience Limited (Incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1 (File No. 333-136622) filed on August 14, 2006)

10.30
Lease (545 Eskdale Road, Winnersh Triangle, Wokingham, Berkshire), dated December 13, 1996, between Slough Properties Limited and Azur Environmental Limited, as assigned to Emergent Product Development UK Limited, formerly Microscience Limited (Incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement on Form S-1 (File No. 333-136622) filed on August 14, 2006)

10.31
Lease Agreement, dated May 10, 2007, among Slough Estates (Winnerish) Limited, Emergent Product Development UK Limited and the Registrant (Incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33137))

10.32
Lease Agreement, dated June 27, 2006, between Brandywine Research LLC and the Registrant (Incorporated by reference to Exhibit 10.24 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-136622) filed on September 25, 2006)

10.33
Loan and Security Agreement, dated October 14, 2004, among the Registrant, Emergent Commercial Operations Frederick Inc., formerly Advanced BioSolutions, Inc., Antex Biologics Inc., Emergent BioDefense Operations Lansing Inc., formerly BioPort Corporation, and Mercantile Potomac Bank (Incorporated by reference to Exhibit 10.26 to the Registrant’s Registration Statement on Form S-1 (File No. 333-136622) filed on August 14, 2006)

10.34
Promissory Note, dated October 14, 2004, from Emergent Commercial Operations Frederick Inc., formerly Advanced BioSolutions, Inc., to Mercantile Potomac Bank (Incorporated by reference to Exhibit 10.27 to the Registrant’s Registration Statement on Form S-1 (File No. 333-136622) filed on August 14, 2006)

10.35
Loan Agreement, dated October 15, 2004, between Emergent Commercial Operations Frederick Inc., formerly Advanced BioSolutions, Inc., and the Department of Business and Economic Development (Incorporated by reference to Exhibit 10.28 to the Registrant’s Registration Statement on Form S-1 (File No. 333-136622) filed on August 14, 2006)

10.36
Deed of Trust Note, dated October 14, 2004, between Emergent Commercial Operations Frederick Inc., formerly Advanced BioSolutions, Inc., and the Department of Business and Economic Development (Incorporated by reference to Exhibit 10.29 to the Registrant’s Registration Statement on Form S-1 (File No. 333-136622) filed on August 14, 2006)

10.37
Bond Purchase Agreement, dated March 31, 2005, between the County Commissioners of Frederick County, Emergent Commercial Operations Frederick Inc., formerly Emergent Biologics Inc., and Mercantile Potomac Bank (Incorporated by reference to Exhibit 10.32 to the Registrant’s Registration Statement on Form S-1 (File No. 333-136622) filed on August 14, 2006)

10.38
Loan Agreement, dated April 25, 2006, among the Registrant, Emergent Frederick LLC and HSBC Realty Credit Corporation (USA) (Incorporated by reference to Exhibit 10.31 to the Registrant’s Registration Statement on Form S-1 (File No. 333-136622) filed on August 14, 2006)

10.39
Promissory Note, dated April 25, 2006, from Emergent Frederick LLC to HSBC Realty Credit Corporation (USA) (Incorporated by reference to Exhibit 10.39 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-136622) filed on September 25, 2006)

10.40#	Loan Agreement, dated December 30, 2009, among the Registrant, Emergent BioDefense Operations Lansing Inc., and HSBC Realty Credit Corporation (USA)
10.41#	Promissory Note, dated December 30, 2009, from Emergent BioDefense Operations Lansing Inc. to HSBC Realty Credit Corporation (USA)

Exhibit
Number	Description
10.42
Loan Agreement, dated June 8, 2007, between Emergent BioDefense Operations Lansing Inc., formerly BioPort Corporation, and Fifth Third Bank (Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-33137))

10.43
Amendment to Loan Agreement between Emergent BioDefense Operations Lansing, Inc. and Fifth Third Bank dated August 15, 2008 (Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 001-33137))

10.44
Revolving Credit Note made by Emergent BioDefense Operations Lansing, Inc. in favor of Fifth Third Bank dated August 15, 2008 (Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 001-33137))

10.45*
Employment Agreement dated September 21, 2007, between Emergent Product Development UK Ltd and Dr. Stephen Lockhart (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 10, 2009 (File No. 001-33137))

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