Form 10-Q
period 2010-03-31
Emergent BioSolutions Inc.
filed 2010-05-06
CIK 1367644

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of April 30, 2010, the registrant had 31,040,676 shares of common stock outstanding.

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

These forward-looking statements include, among other things, statements about:

•	our ability to perform under our contract with the U.S. government for sales of BioThrax® (Anthrax Vaccine Adsorbed), our FDA-approved anthrax vaccine, including the timing of deliveries;
•	our plans for future sales of BioThrax, including our ability to obtain new contracts with the U.S. government;
•	our efforts to pursue label expansions and improvements for BioThrax;
•	our ability to win a U.S. government award for development of our recombinant protective antigen anthrax vaccine product candidate;
•	our ability to win a U.S. government award for scale-up, qualification and validation of our manufacturing facility in Lansing, Michigan to manufacture BioThrax;
•	our efforts to expand our manufacturing facilities and capabilities;
•	the rate and degree of market acceptance and clinical utility of our products;
•	our ongoing and planned development programs, preclinical studies and clinical trials;
•	our ability to identify and acquire or in-license products and product candidates that satisfy our selection criteria;
•	the potential benefits of our existing collaborations and our ability to selectively enter into additional collaborative arrangements;
•	the timing of, and our ability to obtain and maintain, regulatory approvals for our product candidates;
•	our commercialization, marketing and manufacturing capabilities and strategy;
•	our intellectual property portfolio; and
•	our estimates regarding expenses, future revenues, capital requirements and needs for additional financing.

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

You should read this quarterly report, including the documents that we have incorporated by reference herein or filed as exhibits hereto, completely and with the understanding that our actual future results may be materially different from what we expect. We disclaim any obligation to update any forward-looking statements.

PART I. FINANCIAL INFORMATION

ITEM 1.                        FINANCIAL STATEMENTS

Emergent BioSolutions Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share and per share data)

	March 31,	December 31,
	2010	2009
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$116,384	$102,924
Restricted cash	215	215
Accounts receivable	33,405	54,872
Inventories	17,081	13,521
Note receivable	10,000	10,000
Deferred tax assets, net	2,147	1,870
Income tax receivable, net	5,033	2,574
Prepaid expenses and other current assets	7,271	7,838
Total current assets	191,536	193,814

Property, plant and equipment, net	133,493	131,834
Assets held for sale	13,411	13,960
Deferred tax assets, net	3,174	3,894
Other assets	1,177	1,187

Total assets	$342,791	$344,689

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$16,164	$17,159
Accrued expenses and other current liabilities	1,575	1,570
Accrued compensation	9,346	14,926
Indebtedness under line of credit	15,000	15,000
Long-term indebtedness, current portion	5,797	5,791
Deferred revenue	241	255
Total current liabilities	48,123	54,701

Long-term indebtedness, net of current portion	44,165	44,927
Other liabilities	1,387	1,246
Total liabilities	93,675	100,874

Commitments and contingencies	-	-

Stockholders’ equity:
Preferred stock, $0.001 par value; 15,000,000 shares authorized, 0 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized, 31,004,343 and 30,831,360 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	31	31
Additional paid-in capital	123,643	120,492
Accumulated other comprehensive loss	(1,261)	(1,476)
Retained earnings	124,675	122,152
Total Emergent BioSolutions Inc. stockholders' equity	247,088	241,199
Noncontrolling interest in subsidiary	2,028	2,616
Total stockholders’ equity	249,116	243,815
Total liabilities and stockholders’ equity	$342,791	$344,689

The accompanying notes are an integral part of these consolidated financial statements.

Emergent BioSolutions Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2010	2009
	(Unaudited)
Revenues:
Product sales	$38,853	$61,678
Contracts and grants	7,947	2,841
Total revenues	46,800	64,519

Operating expenses:
Cost of product sales	7,508	15,368
Research and development	19,922	15,910
Selling, general and administrative	16,192	15,975
Income from operations	3,178	17,266

Other income (expense):
Interest income	388	300
Interest expense	(5)	(4)
Other income (expense), net	(8)	(24)
Total other income (expense)	375	272

Income before provision for income taxes	3,553	17,538
Provision for income taxes	1,635	7,366
Net income	1,918	10,172
Net loss attributable to noncontrolling interest	605	947
Net income attributable to Emergent BioSolutions Inc.	$2,523	$11,119

Earnings per share - basic	$0.08	$0.37
Earnings per share - diluted	$0.08	$0.35

Weighted-average number of shares - basic	30,879,970	30,184,098
Weighted-average number of shares - diluted	31,432,751	31,454,456

The accompanying notes are an integral part of these consolidated financial statements.

Emergent BioSolutions Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
	Three Months Ended
	March 31,
	2010	2009
	(Unaudited)
Cash flows from operating activities:
Net income	$1,918	$10,172
Adjustments to reconcile to net cash provided by (used in) operating activities:
Stock-based compensation expense	1,522	860
Depreciation and amortization	1,296	1,262
Deferred income taxes	819	933
Non-cash development expenses from joint venture	17	1,633
Gain (loss) on disposal of property and equipment	(34)	25
Provision for impairment of long-lived assets	548	-
Excess tax benefits from stock-based compensation	(376)	(196)
Changes in operating assets and liabilities:
Accounts receivable	21,467	(49,281)
Inventories	(3,560)	6,885
Income taxes	(2,459)	4,599
Prepaid expenses and other assets	576	1,070
Accounts payable	1,115	(189)
Accrued compensation	(5,580)	(3,094)
Accrued expenses and other liabilities	146	(120)
Deferred revenue	(14)	(5)
Net cash provided by (used in) operating activities	17,401	(25,446)
Cash flows from investing activities:
Purchases of property, plant and equipment	(5,030)	(4,755)
Net cash used in investing activities	(5,030)	(4,755)
Cash flows from financing activities:
Proceeds from borrowings on long-term indebtedness and line of credit	15,000	15,000
Principal payments on long-term indebtedness and line of credit	(15,755)	(15,659)
Issuance of common stock subject to exercise of stock options	1,253	651
Excess tax benefits from stock-based compensation	376	196
Net cash provided by financing activities	874	188

Effect of exchange rate changes on cash and cash equivalents	215	(80)

Net increase (decrease) in cash and cash equivalents	13,460	(30,093)
Cash and cash equivalents at beginning of period	102,924	91,473
Cash and cash equivalents at end of period	$116,384	$61,380

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

The unaudited consolidated financial statements included herein have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission.

In the opinion of the Company’s management, any adjustments contained in the accompanying unaudited consolidated financial statements are of a normal recurring nature, and are necessary to present fairly the financial position of the Company as of March 31, 2010, results of operations for the three month periods ended March 31, 2010 and 2009, and cash flows for the three month periods ended March 31, 2010 and 2009. Interim results are not necessarily indicative of results that may be expected for any other interim period or for an entire year.

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

	Three Months Ended
	March 31,
(in thousands, except share and per share data)	2010	2009
Numerator:
Net income attributable to Emergent BioSolutions Inc.	$2,523	$11,119

Denominator:
Weighted-average number of shares - basic	30,879,970	30,184,098
Dilutive securities	552,781	1,270,358
Weighted-average number of shares - diluted	31,432,751	31,454,456

Earnings per share - basic	$0.08	$0.37
Earnings per share - diluted	$0.08	$0.35

Stock options with exercise prices in excess of the average per share closing price during the period are not considered in the calculation of fully diluted earnings per share. For the three month period ended March 31, 2010, approximately 2.1 million options were excluded from this calculation. For the three month period ended March 31, 2009, no options were excluded from this calculation.

Accounting for stock-based compensation

As of March 31, 2010, the Company has two stock-based employee compensation plans, the Amended and Restated Emergent BioSolutions Inc. 2006 Stock Incentive Plan (the “2006 Plan”) and the Emergent BioSolutions Employee Stock Option Plan (the “2004 Plan”).

The Company utilizes the Black-Scholes valuation model for estimating the fair value of all stock options granted. The fair value of each option is estimated on the date of grant. Set forth below are the assumptions used in valuing the stock options granted and a discussion of the Company’s methodology for developing each of the assumptions used:

	Three Months Ended
	March 31,
	2010	2009
Expected dividend yield	0%	0%
Expected volatility	55%	55%
Risk-free interest rate	1.5%	1.4%
Expected average life of options	3.4	3.3

•	Expected dividend yield — The Company does not pay regular dividends on its common stock and does not anticipate paying any dividends in the foreseeable future.
•
Expected volatility — Volatility is a measure of the amount by which a financial variable, such as share price, has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. The Company analyzed the volatility of similar companies at a similar stage of development to estimate expected volatility. The volatility of these similar companies ranged from 38% to 77%, with an average estimated volatility of 55%. The Company used a rate of 55% for grants made in 2010, approximately the mid-point of this range.

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

The Company determines the fair value of restricted stock units using the closing market price of the Company’s stock on the day prior to the date of grant.

Fair value of financial instruments

The carrying amounts of the Company’s short-term financial instruments, which include cash and cash equivalents, accounts receivable and accounts payable, approximate their fair values due to their short maturities. The fair value of the Company’s long-term indebtedness is estimated based on the quoted prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The carrying value and fair value of long-term indebtedness were $50.0 million and $49.7 million, respectively, at March 31, 2010 and $41.5 million and $41.2 million, respectively, at March 31, 2009.

Comprehensive income

Comprehensive income is comprised of net income and other changes in equity that are excluded from net income. The Company includes gains and losses on intercompany transactions with foreign subsidiaries that are considered to be long-term investments and translation gains and losses incurred when converting its subsidiaries’ financial statements from their functional currency to the U.S. dollar in accumulated other comprehensive income. Comprehensive income for the three months ended March 31, 2010 and 2009 was $2.7 million and $11.0 million, respectively.

Reclassifications

Certain amounts classified as inventory in the consolidated balance sheet as of March 31, 2009 and in the consolidated statements of cash flow for the three months then ended have been reclassified as other current assets to conform with the current period presentation.

Subsequent events

The Company has evaluated subsequent events through the time of filing these financial statements.

2.  Inventories

Inventories consist of the following:

	March 31,	December 31,
(in thousands)	2010	2009
Raw materials and supplies	$1,745	$1,565
Work-in-process	14,150	9,870
Finished goods	1,186	2,086
Total inventories	$17,081	$13,521

3.  Note receivable

In 2008, the Company entered into a loan and security agreement with Protein Sciences Corporation (“PSC”) to loan PSC up to $10 million in conjunction with an agreement pursuant to which the Company would acquire substantially all of the assets of PSC. The loan is secured by substantially all of PSC’s assets, including PSC’s intellectual property. Under this loan agreement and a related promissory note, $10 million of principal is outstanding as of March 31, 2010, and the Company has recorded this as a note receivable. By its original terms, the note accrued interest at an annual rate of 8% and was due and payable no later than December 31, 2008. Thereafter, the note accrued interest at a default rate of 11%. In early 2009, the Company entered into a forbearance agreement with PSC. Under the terms of the forbearance agreement, the note continued to accrue interest at an annual rate of 11%, and became due and payable on May 31, 2009. The Company also agreed not to foreclose on the collateral for the loan prior to May 31, 2009. Since the expiration of the forbearance agreement, the note has accrued interest at a default rate of 14%. As of March 31, 2010, the Company has recorded accrued interest on the note receivable of $2.2 million, included in prepaid expenses and other current assets.

In 2008, the Company initiated litigation against PSC and its senior management alleging fraud and breach of contract, among other claims. In June 2009, after the expiration of a five-month forbearance period on the loan, the Company initiated foreclosure proceedings to acquire possession of PSC’s physical assets. In addition, the Company and several other creditors of PSC filed a federal involuntary bankruptcy petition against PSC in June 2009 in United States Bankruptcy Court for the District of Delaware. In September 2009, the bankruptcy court concluded that PSC was insolvent and that PSC’s debt to the Company was valid and not subject to a bona fide dispute. However, the bankruptcy court declined to force PSC into bankruptcy, finding that foreclosure proceedings, not the bankruptcy action, were the proper mechanism of recovery. The Company intends to continue to pursue foreclosure on PSC’s assets and to pursue the two pending lawsuits against PSC and its management.  Based on the Company’s belief that it will recover all amounts recorded, either by repayment from PSC or through foreclosure on PSC’s assets, the Company has concluded that the $10 million note receivable is not impaired as of March 31, 2010, and therefore has not recorded a reserve against this note. In the event that PSC does not voluntarily repay the amounts due, the Company believes that the value of its collateral as a secured creditor is in excess of the principal amount of the note and related accrued and unpaid interest and that a loss is not probable.

4.  Stock options and restricted stock units

As of March 31, 2010, the Company has two stock-based employee compensation plans, the 2006 Plan and the 2004 Plan (together, the “Emergent Plans”).  The Company has granted options to purchase shares of Common Stock under the Emergent Plans and has granted restricted stock units under the 2006 Plan. The Emergent Plans have both incentive and non-qualified stock option features.

As of March 31, 2010, an aggregate of 8,678,826 shares of Common Stock are authorized for issuance under the 2006 Plan, of which a total of 3,476,542 shares of Common Stock remain available for future awards to be made to plan participants. Awards of restricted stock units are counted against the maximum aggregate number of shares of Common Stock available for issuance under the 2006 Plan as one and one-half (1.5) shares of Common Stock for every one restricted stock unit granted. The maximum number of shares subject to awards that may be granted per year under the 2006 Plan to a single participant is 287,700. The exercise price of each incentive option must be not less than 100% of the fair market value of the shares on the date of grant. Awards granted under the 2006 Plan have a vesting period of no more than 5 years and a contractual life of no more than 10 years. The terms and conditions of equity awards (such as price, vesting schedule, term and number of shares) under the Emergent Plans are determined by the Company’s compensation committee, which administers the Emergent Plans.  Each equity award granted under the Emergent Plans becomes exercisable as specified in the relevant agreement, and no option can be exercised after ten years from the date of grant.

The following is a summary of option award activity under the Emergent Plans:

	2006 Plan		2004 Plan
	Number of Shares	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2009	3,485,499	$12.72	130,082	$7.52
Granted	698,953	15.91	-	-
Exercised	(152,983)	7.91	(20,000)	3.50
Forfeited	(103,098)	13.13	-	-
Outstanding at March 31, 2010	3,928,371	$13.47	110,082	$8.25	$16,757,533
Exercisable at March 31, 2010	1,564,279	$11.60	110,082	$8.25	$9,995,160

The following is a summary of restricted stock unit award activity under the 2006 Plan:

	Number of Shares	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at December 31, 2009	-	$-	$-
Granted	349,345	15.91
Vested	-	-
Forfeited	(6,740)	15.91
Outstanding at March 31, 2010	342,605	$15.91	$5,752,338

5.  Litigation

Litigation against Protein Sciences Corporation.  The Company is currently pursuing three legal actions against PSC and its senior management arising out of a letter of intent, a loan and security agreement and related promissory note, and an asset purchase agreement between the Company and PSC that were entered into in 2008. Under those agreements, the Company agreed to acquire substantially all of PSC’s assets and to provide funding to PSC to enable it to continue operations through the anticipated closing date of the asset purchase transaction. Between March 2008 and June 2008, the Company provided PSC with $10 million in funding under the loan and security agreement and related promissory note. PSC’s obligations to the Company under these agreements are secured by substantially all of PSC’s assets, including PSC’s intellectual property. In early 2009, the Company entered into a forbearance agreement pursuant to which the Company agreed not to foreclosure on the collateral prior to May 31, 2009. The note accrued interest at an annual rate of 8% through December 31, 2008, a default rate of 11% through May 31, 2009, and a default rate of 14% since June 1, 2009. PSC has not repaid any portion of the loan. As of March 31, 2010, $10 million of principal was outstanding and $2.2 million of interest was accrued and unpaid.

After the expiration of the five-month forbearance period on the loan, the Company and several other creditors of PSC filed a federal involuntary bankruptcy petition against PSC on June 22, 2009 in the United States Bankruptcy Court for the District of Delaware. In September 2009, the bankruptcy court concluded that PSC was insolvent and that PSC’s debt to the Company was valid and not subject to a bona fide dispute, but the bankruptcy court declined to force PSC into involuntary bankruptcy, finding that the Connecticut foreclosure proceeding described below, not the bankruptcy action, was the proper mechanism of recovery.

On June 8, 2009, the Company initiated legal proceedings in the Superior Court of the State of Connecticut, Judicial District of New Haven, to acquire possession of the physical assets by foreclosing on PSC’s physical assets that secure the loan.  PSC has filed a motion to stay the Connecticut action for possession pending a decision in the New York litigation against PSC, which is described below.  Such motion has been briefed and argued and the Company is awaiting a decision from the Connecticut state court. The Company intends to continue to pursue the Connecticut action for possession of its physical assets in an effort to recover amounts due to the Company.

On July 9, 2008, the Company initiated legal proceedings against PSC in the Supreme Court of the State of New York. This lawsuit includes, among other claims, claims for fraud, breach of contract, breach of the duty of good faith and fair dealing, unjust enrichment and unfair business practices. The Company is seeking monetary damages of no less than $13 million, punitive damages, declaratory judgment, injunctive relief to protect the collateral for the loan, and other appropriate relief. PSC has not asserted any counterclaims in this lawsuit, but stated that it may assert counterclaims for “among other things, breach of contract, intentional misrepresentations, tortious interference with business relations and unfair trade practices”.  The Company intends to pursue full repayment of the loan, as well as other relief as described in pleadings in the lawsuit.

On October 3, 2008, the Company initiated legal proceedings against PSC’s executive management team of Daniel D. Adams, PSC’s Executive Chairman, and Manon M.J. Cox, PSC’s President and Chief Executive Officer. This lawsuit is pending in the United States District Court for the District of Connecticut and alleges, among other things, that these individuals engaged in fraudulent conduct in connection with their efforts to obtain $10 million in bridge financing from the Company. Mr. Adams and Ms. Cox moved to dismiss this action, and the court denied that motion with respect to the fraud claims and granted it with respect to the unfair business practice claims. The Company is seeking monetary damages of no less than $13 million, punitive damages, declaratory judgment, injunctive relief to protect the collateral for the loan, and other appropriate relief. Mr. Adams and Ms. Cox have not yet asserted any counterclaims in the lawsuit. The Company intends to pursue full repayment of the loan, as well as other relief as described in pleadings in the lawsuit.

From time to time, the Company is involved in product liability claims and other litigation considered normal in the nature of its business. The Company does not believe that any such proceedings would have a material, adverse effect on the results of its operations.

6.  Segment information

        For financial reporting purposes, the Company reports financial information for two business segments: biodefense and commercial. In the biodefense segment, the Company develops, manufactures and commercializes vaccines and antibody therapies for use against biological agents that are potential weapons of bioterrorism or biowarfare. Revenues in this segment relate primarily to the Company’s FDA-licensed product, BioThrax. In the commercial segment, the Company develops vaccines and antibody therapies for use against infectious diseases and other medical conditions that have resulted in significant unmet or underserved public health needs. Revenues in this segment consist predominantly of milestone payments and development and grant revenues received under collaboration, development contracts and grant arrangements. The “All Other” segment relates to the general operating costs of the Company and includes costs of the centralized services departments, which are not allocated to the other segments, as well as spending on product candidates or activities that are not classified as biodefense or commercial. The assets in this segment consist primarily of cash and fixed assets.

	Reportable Segments
(in thousands)	Biodefense	Commercial	All Other	Total
Three Months Ended March 31, 2010
External revenue	$46,800	$-	$-	$46,800
Net income (loss) to Emergent BioSolutions Inc.	13,111	(8,542)	(2,046)	2,523
Assets	198,434	23,222	121,135	342,791
Three Months Ended March 31, 2009
External revenue	$64,519	$-	$-	$64,519
Net income (loss) to Emergent BioSolutions Inc.	24,283	(10,655)	(2,509)	11,119
Assets	209,975	22,927	70,880	303,782

7.  Related party transactions

The Company entered into an agreement in February 2009 with an entity controlled by family members of the Company’s Chief Executive Officer. The agreement, to market and sell BioThrax, was effective as of November 2008 and requires payment based on a percentage of net sales of biodefense products of 17.5% in Saudi Arabia and 15% in Qatar and United Arab Emirates, and reimbursement of certain expenses.  No payments under this agreement have been triggered for the three months ended March 31, 2010 and 2009.

The Company entered into a consulting agreement in April 2010 with the Company’s former Senior Vice President Legal Affairs and General Counsel. The agreement provides for consulting and support services in connection with the Company’s pending litigation with Protein Sciences Corporation. No payments under this agreement were triggered during the three months ended March 31, 2010.

The Company has entered into a consulting arrangement with a member of the Company’s Board of Directors. At March 31, 2010, $15,000 remained in accounts payable for these services. During each of the three months ended March 31, 2010 and 2009, the Company paid approximately $45,000, under this agreement for strategic consultation and project support for the Company’s marketing and communications group.

The Company has entered into a transportation arrangement with an entity owned by Company’s Chief Executive Officer. At March 31, 2010, $3,000 remained in accounts payable for these services. During each of the three months ended March 31, 2010 and 2009, the Company paid approximately $8,000, respectively, under this arrangement for transportation and logistical support.

8.  Oxford collaboration

In July 2008, the Company entered into a collaboration with the University of Oxford (“Oxford”) and certain University of Oxford researchers to conduct clinical trials in the advancement of a vaccine product candidate for tuberculosis, resulting in the formation of the Oxford-Emergent Tuberculosis Consortium (“OETC”).  The Company has a 51% equity interest in OETC and controls the OETC Board of Directors. In addition, the Company has certain funding and services obligations of up to $20.3 million related to its investment. In June 2009, the Financial Accounting Standards Board issued an update to the accounting standard that changed the approach in determining the primary beneficiary of a variable interest entity and requires companies to continuously assess whether it must consolidate variable interest entities.  The Company has evaluated its variable interests in OETC and has determined that it is the primary beneficiary as it has the ability to direct the activities of OETC and will absorb the majority of expected losses. Accordingly, the Company consolidates the entity. As of March 31, 2010, assets of $79,000 and liabilities of $66,000 related to this entity are included within the Company’s consolidated balance sheet.  During the three months ended March 31, 2010, the entity incurred a net loss of $1.2 million, of which $630,000 is included in the Company’s consolidated statement of operations. During the three months ended March 31, 2009, the entity incurred a net loss of $1.9 million, of which $986,000 is included in the Company’s consolidated statement of operations.

In conjunction with the establishment of OETC, the Company granted a put option to Oxford and the Oxford researchers whereby the Company may be required to acquire all of the OETC shares held by Oxford and the Oxford researchers at fair market value of the underlying shares. This put option is contingent upon the satisfaction of a number of conditions that must exist or occur subsequent to the grant of a marketing authorization for a tuberculosis vaccine by the European Commission. The Company accounts for the put option in accordance with the accounting provisions related to derivatives and distinguishing liabilities from equity. In accordance with this guidance, the Company has determined that the put option has a de minimus fair value as of March 31, 2010.

The following is a summary of the stockholders’ equity attributable to the Company and the noncontrolling interest:

	Emergent	Noncontrolling
(in thousands)	BioSolutions Inc.	Interest	Total
Stockholders' equity at December 31, 2009	$241,199	$2,616	$243,815
Non-cash development expenses from joint venture	-	17	17
Net income (loss)	2,523	(605)	1,918
Other	3,366	-	3,366
Stockholders' equity at March 31, 2010	$247,088	$2,028	$249,116

9.  Assets held for sale

        The Company currently owns two buildings in Frederick, Maryland that it determined in June 2009 would not be placed into service.  Accordingly, the Company committed to a plan to sell the facilities, along with associated improvements. These buildings are classified on the Company’s balance sheet as assets held for sale. Assets held for sale are recorded at the lower of the carrying amount or fair market value less costs to sell, and are no longer depreciated once classified as held for sale. The Company recorded the assets held for sale at fair market value, based on factors that include recent purchase offers, less estimated selling costs, and recorded an impairment charge of $548,000 for the three months ended March 31, 2010.  The charge is classified in the Company’s statement of operations as selling, general and administrative expense, within the Company’s commercial segment. The Company is continuing efforts to sell these buildings. In April 2010, the Company entered into an agreement to sell the buildings.  However, this transaction has not closed.

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

Our commercial segment focuses on vaccines and antibody therapies for use against infectious diseases and other medical conditions that have resulted in significant unmet or underserved public health needs. Our product candidates in this segment include a tuberculosis vaccine, a typhoid vaccine and an influenza vaccine.

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

Product Sales

We have derived substantially all of our product sales revenues from BioThrax sales to the U.S. Department of Health and Human Services, or HHS, and the U.S. Department of Defense, or DoD, and expect for the foreseeable future to continue to derive substantially all of our product sales revenues from the sales of BioThrax to the U.S. government. Our total revenues from BioThrax sales were $38.9 million and $61.7 million for the three months ended March 31, 2010 and 2009, respectively. We are focused on increasing sales of BioThrax to U.S. government customers, expanding the market for BioThrax to other customers domestically and internationally and pursuing label expansions and improvements for BioThrax.

Contracts and Grants

We seek to advance development of our product candidates through external funding arrangements. We may slow down development programs or place them on hold during periods that are not covered by external funding. We have received external funding awards for the following development programs:

•	BioThrax post-exposure prophylaxis
•	BioThrax dual adjuvant vaccine
•	Anthrax immune globulin therapeutic
•	Anthrax monoclonal antibody therapeutic
•	Advanced double-mutant protective antigen anthrax vaccine
•	Recombinant botulinum vaccine
•	Typhella (typhoid vaccine live oral ZH9)

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

Manufacturing Infrastructure

We conduct our primary vaccine manufacturing operations at a multi-building campus on approximately 12.5 acres in Lansing, Michigan. To augment our existing manufacturing capabilities, we have constructed a 50,000 square foot manufacturing facility on our Lansing campus. We have incurred costs of approximately $80 million through March 2010 for the building and associated capital equipment, as well as for validation and qualification activities required for regulatory approval and initiation of commercial manufacture of BioThrax.

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

We also own two buildings in Frederick, Maryland that we currently expect to sell. Accordingly, we have classified these buildings as assets held for sale in our consolidated balance sheet, and recorded an impairment charge of approximately $548,000 for the three month period ended March 31, 2010, based on the difference between the carrying value of the assets and their estimated fair value less costs to sell.  We continue to actively seek to sell these buildings. In April 2010, we entered into an agreement to sell the buildings.  However, this transaction has not closed.

Critical Accounting Policies and Estimates

There have been no significant changes to our Critical Accounting Policies and Estimates during the three months ended March 31, 2010. Refer to the Critical Accounting Policies and Estimates section in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission.

Financial Operations Overview

Revenues

On September 30, 2008, we entered into an agreement with HHS to supply up to 14.5 million doses of BioThrax to HHS for placement into the Strategic National Stockpile, or SNS. The term of the agreement is from September 30, 2008 through September 30, 2011. Delivery of doses under the agreement commenced in September 2009 and will continue through September 2011. Funds for the procurement of the first 10.2 million doses of BioThrax have been committed. Procurement of the remaining 4.3 million doses will be funded through the annual appropriations process for the SNS. Four-year expiry dated product is invoiced at a higher price than three-year expiry dated product. The total purchase price for the 14.5 million doses will be up to approximately $400 million, assuming the delivery of four-year expiry dated product. Through March 31, 2010, we have delivered approximately 4.1 million doses under this agreement. We have agreed to provide all shipping services related to delivery of doses into the SNS over the term of the agreement, for which HHS has agreed to pay us approximately $1.9 million. We invoice HHS under the agreement upon acceptance of each delivery of BioThrax doses to the SNS.

We have received contract and grant funding from National Institute of Allergy and Infectious Diseases, or NIAID, and Biomedical Advanced Research and Development Authority, or BARDA, for the following development programs:

Product Candidate	Funding Source	Award Date	Amount (Up to)	Performance Period
Anthrax immune globulin therapeutic	NIAID	Sep-07	$9.5 million	9/2007 — 12/2011
Recombinant botulinum vaccine	NIAID	Jun-08	$1.8 million	6/2008 — 5/2011
BioThrax dual adjuvant vaccine	NIAID	Jul-08	$2.8 million	7/2008 — 6/2013
Anthrax monoclonal antibody therapeutic	NIAID/BARDA	Sep-08	$24.3 million	9/2008 — 8/2012
BioThrax dual adjuvant vaccine	NIAID/BARDA	Sep-08	$29.7 million	9/2008 — 9/2011
Double-mutant protective antigen anthrax vaccine	NIAID	Sep-09	$4.9 million	9/2009 — 8/2011

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

Results of Operations

Quarter Ended March 31, 2010 Compared to Quarter Ended March 31, 2009

Revenues

Product sales revenues decreased by $22.8 million, or 37%, to $38.9 million for the three months ended March 31, 2010 from $61.7 million for the three months ended March 31, 2009. This decrease in product sales revenues was primarily due to a 47% decrease in the number of doses of BioThrax delivered,  related  to the timing of scheduled deliveries under our contract with HHS, partially offset by an 18% increase in the sales price per dose. Product sales revenues for the three months ended March 31, 2010 consisted of BioThrax sales to HHS of $38.8 million and aggregate international and other sales of $37,000. Product sales revenues for the three months ended March 31, 2009 consisted of BioThrax sales to HHS of $61.6 million and aggregate international and other sales of $54,000.

Contracts and grants revenues increased by $5.1 million, or 180%, to $7.9 million for the three months ended March 31, 2010 from $2.8 million for the three months ended March 31, 2009. Contracts and grants revenues for the three months ended March 31, 2010 consisted of $7.2 million in development contract and grant revenue from NIAID and BARDA and $750,000 from a milestone payment related to the 2008 sale of technology rights and related materials and documentation pertaining to our Pertussis technology.  Contracts and grants revenues for the three months ended March 31, 2009 consisted of $2.8 million in development contract and grant revenue from NIAID and BARDA.

Cost of Product Sales

Cost of product sales decreased by $7.9 million, or 51%, to $7.5 million for the three months ended March 31, 2010 from $15.4 million for the three months ended March 31, 2009. This decrease was primarily attributable to the 47% decrease in the number of BioThrax doses sold.

Research and Development Expense

Research and development expenses increased by $4.0 million, or 25%, to $19.9 million for the three months ended March 31, 2010 from $15.9 million for the three months ended March 31, 2009. This increase reflects higher contract service costs, and includes increased expenses of $5.3 million on product candidates that are categorized in the biodefense segment, decreased expenses of $2.3 million on product candidates categorized in the commercial segment, and increased expenses of $1.0 million in other research and development, which are in support of technology platforms and central research and development activities.

The increase in spending on biodefense product candidates, detailed in the table below, was primarily attributable to the timing of development efforts on various programs as we completed various studies and prepared for subsequent studies and trials. The increase in spending for BioThrax related programs was due to the preparation for and conduct of clinical and non-clinical feasibility, efficacy and stability studies to support applications for marketing approval of these programs, along with formulation development and manufacture of clinical material. The decrease in spending for the recombinant protective antigen anthrax vaccine was primarily due to reduced spending while awaiting a potential development contract award from BARDA. The increase in spending for our double mutant protective antigen vaccine resulted from the timing of formulation and assay development. The decrease in spending for our anthrax immune globulin therapeutic candidate was primarily due to the timing of clinical and non-clinical studies. The increase in spending for the anthrax monoclonal therapeutic candidate was primarily for formulation development, stability studies and the conduct of non-clinical studies. The spending for our botulinum vaccine product candidates resulted from conducting non-clinical studies. We expect that spending for our botulinum vaccine candidates will decrease in the future, due primarily to reduced interest in and funding for these product candidates by the U.S. government.

The decrease in spending on commercial product candidates, detailed in the table below, was primarily attributable to the timing of development efforts and to the termination or scaling back of certain programs. The spending for our tuberculosis vaccine product candidate is related to the preparation for and conduct of a Phase IIb clinical trial, which commenced in April 2009. The spending for Typhella during the first quarter of 2009 resulted from the manufacture of clinical material and conducting a Phase IIb clinical trial in the United States. These activities did not continue in 2010, resulting in the decrease in spending. The increase in spending for our influenza vaccine product candidate is related to preparation for and conduct of feasibility and immunogenicity studies.  The decrease in spending for our hepatitis B therapeutic vaccine product candidate was related to the cessation of the Phase II clinical trial in the United Kingdom and Serbia. We have significantly reduced ongoing spending with regard to this product candidate while we investigate options to sell or outlicense the related technology, and expect that future spending will be reduced. The decrease in spending for our group B streptococcus vaccine product candidate resulted from our decision not to proceed with further development of the vaccine product candidate. We expect that spending for our group B streptococcus vaccine product candidate will continue to be minimal in the future. The decrease in spending for our chlamydia vaccine product candidate is related to a decrease in development activities while seeking external funding. The decrease in spending for our meningitis B vaccine product candidate resulted from our decision not to proceed with further development activities.

The increase in other research and development expenses was primarily attributable to spending associated with the development activities targeting our technology platforms and central research and development activities.

We continue to assess, and may alter, our future development plans for our products based on a variety of factors, including the interest of the U.S. government or non-governmental and philanthropic organizations in providing funding for further development or procurement.

Our principal research and development expenses for the three months ended March 31, 2010 and 2009 are shown in the following table:

	Three Months Ended
	March 31,
(in thousands)	2010	2009

Biodefense:
BioThrax related programs	$5,837	$3,188
Recombinant protective antigen anthrax vaccine	850	1,824
Double mutant protective antigen vaccine	1,507	141
Anthrax immune globulin therapeutic	1,596	1,805
Anthrax monoclonal therapeutic	3,484	1,011
Botulinum vaccines	577	544
Total biodefense	13,851	8,513
Commercial:
Tuberculosis vaccine	2,254	2,123
Typhella	599	2,332
Influenza vaccine	763	410
Hepatitis B therapeutic vaccine	137	716
Group B streptococcus vaccine	4	153
Chlamydia vaccine	67	267
Meningitis B vaccine	1	125
Total commercial	3,825	6,126
Other	2,246	1,271
Total	$19,922	$15,910

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $217,000, or 1%, to $16.2 million for the three months ended March 31, 2010 from $16.0 million for the three months ended March 31, 2009. This increase includes a $548,000 impairment charge associated with our Frederick, Maryland facilities and increased personnel costs, partially offset by a $1.4 million charge during the period ended March 31, 2009 associated with acquisitions that were in progress but not completed as of December 31, 2008. The majority of the expense is attributable to the biodefense segment, in which selling, general and administrative expenses increased by $791,000, or 7%, to $12.2 million for the three months ended March 31, 2010 from $11.4 million for the three months ended March 31, 2009. Selling, general and administrative expenses related to our commercial segment decreased by $574,000, or 13%, to $4.0 million for the three months ended March 31, 2010 from $4.6 million for the three months ended March 31, 2009.

Total Other Income (Expense)

Total other income increased by $103,000, or 38%, to $375,000 for the three months ended March 31, 2010 from $272,000 for the three months ended March 31, 2009. This increase resulted primarily from an increase in interest income of $88,000.

Income Taxes

Provision for income taxes decreased by $5.7 million, or 78%, to $1.6 million for the three months ended March 31, 2010 from $7.4 million for the three months ended March 31, 2009. The estimated annual effective tax rate for the three months periods ended March 31, 2010 and 2009 was 39% and 40%¸ respectively.  The decrease in income tax expense is primarily due to a $14.3 million decrease in our income before provision for income taxes and the loss attributable to noncontrolling interest. The decrease in the estimated effective annual tax rate was due to a decrease in state income tax expense, partially offset by an increase in the tax rate caused by the research and development credit not being renewed for the 2010 tax year.

Net Loss Attributable to Noncontrolling Interest

Net loss attributable to noncontrolling interest decreased by $342,000, or 36%, to $605,000 for the three months ended March 31, 2010 from $947,000 for the three months ended March 31, 2009. The decrease resulted from the timing of development activities and related expenses incurred by our joint venture with the University of Oxford. These amounts represent the portion of the loss incurred by the joint venture for the three months ended March 31, 2010 and 2009, respectively, that is attributable to the University of Oxford.

Liquidity and Capital Resources

Sources of Liquidity

We have funded our cash requirements from inception through March 31, 2010 principally with a combination of revenues from BioThrax product sales, debt financings and facilities leases, development funding from government entities and non-government and philanthropic organizations, the net proceeds from our initial public offering and from the sale of our common stock upon exercise of stock options. We have operated profitably for each of the five years ended December 31, 2009 and for the three months ended March 31, 2010.

As of March 31, 2010, we had cash and cash equivalents of $116.4 million. Additionally, at March 31, 2010 our accounts receivable balance was $33.4 million.

Cash Flows

The following table provides information regarding our cash flows for the three months ended March 31, 2010 and 2009:

	Three Months Ended
	March 31,
(in thousands)	2010	2009
Net cash provided by (used in):
Operating activities(1)	$17,616	$(25,526)
Investing activities	(5,030)	(4,755)
Financing activities	874	188
Total net cash provided by (used in)	$13,460	$(30,093)

(1)	Includes the effect of exchange rates on cash and cash equivalents.

Net cash provided by operating activities of $17.6 million for the three months ended March 31, 2010 was due principally to a decrease in accounts receivable of $21.5 million due to amounts billed to and collected from HHS as of March 31, 2010, partially offset by a decrease in accrued compensation of $5.6 million, primarily due to the payment of 2009 annual bonuses.

Net cash used in operating activities of $25.5 million for the three months ended March 31, 2009 was due principally to an increase in accounts receivable of $49.3 million due to amounts billed primarily to HHS but not collected as of March 31, 2009, partially offset by net income of $10.2 million, an increase in income taxes payable of $4.6 million due to the 2009 income tax liability and a decrease in inventories of $6.9 million reflecting the value of BioThrax lots delivered.

Net cash used in investing activities for the three months ended March 31, 2010 and 2009 of $5.0 million and $4.8 million, respectively, resulted principally from the construction and related costs for our manufacturing facility in Lansing, Michigan and infrastructure investments and other equipment.

Net cash provided by financing activities of $874,000 for the three months ended March 31, 2010 resulted primarily from $15.0 million in proceeds from borrowings under our revolving line of credit with Fifth Third Bank, $1.3 million in proceeds from stock option exercises and $376,000 related to excess tax benefits from the exercise of stock options, partially offset by $15.8 million in principal payments on indebtedness, including $15.0 million in payments on our revolving line of credit with Fifth Third Bank.

Net cash provided by financing activities of $188,000 for the three months ended March 31, 2009 resulted primarily from $15.0 million in proceeds from borrowings under our revolving line of credit with Fifth Third Bank, $651,000 in proceeds from stock option exercises and $196,000 related to excess tax benefits from the exercise of stock options,  partially offset by $15.7 million in principal payments on long-term indebtedness, including $15.0 million in payments on our revolving line of credit with Fifth Third Bank.

Debt Financing

As of March 31, 2010, we had $65.0 million principal amount of debt outstanding, comprised primarily of the following:

•
$2.5 million outstanding under a loan from the Department of Business and Economic Development of the State of Maryland used to finance eligible costs incurred to purchase our first facility in Frederick, Maryland;

•	$6.0 million outstanding under a mortgage loan from PNC Bank used to finance the remaining portion of the purchase price for our first Frederick facility;
•	$7.1 million outstanding under a mortgage loan from HSBC Realty Credit Corporation used to finance a portion of the purchase price for our second facility on the Frederick site;

•	$22.4 million outstanding under a term loan from HSBC Realty Credit Corporation used to finance a portion of the costs of our facility expansion in Lansing, Michigan;
•	$6.9 million outstanding under a mortgage loan from HSBC Realty Credit Corporation used to finance a portion the purchase of our facility in Baltimore, Maryland;
•	$5.1 million outstanding under a mortgage loan from HSBC Realty Credit Corporation used to finance a portion the purchase of our facility in Gaithersburg, Maryland; and
•	$15.0 million outstanding under a $15.0 million revolving line of credit with Fifth Third Bank, the balance of which we repaid in April 2010.

Funding Requirements

We expect to continue to fund our anticipated operating expenses, capital expenditures and debt service requirements from existing cash and cash equivalents, revenues from BioThrax product sales and other committed sources of funding. There are numerous risks and uncertainties associated with BioThrax product sales and with the development and commercialization of our product candidates.  We may seek additional external debt financing to provide additional financial flexibility. Our future capital requirements will depend on many factors, including:

•	the level and timing of BioThrax product sales and cost of product sales;
•	the acquisition of new facilities, and capital improvements to new or existing facilities;
•
the timing of, and the costs involved in, completion of qualification and validation activities related to our manufacturing facility in Lansing, Michigan, the build out of our new manufacturing facility in Baltimore, Maryland and, any other new facilities;

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

ITEM 3.                        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is currently confined to our cash and cash equivalents and restricted cash that have maturities of less than three months, and our long-term indebtedness. We currently do not hedge interest rate exposure or interest on foreign currency exchange exposure, and the movement of foreign currency exchange rates could have an adverse or positive impact on our results of operations. We have not used derivative financial instruments for speculation or trading purposes. Because of the short-term maturities of our cash and cash equivalents, we do not believe that an increase in market rates would have a significant impact on the realized value of our investments, but would likely increase the interest cost associated with our debt.

ITEM 4.                        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2010, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, occurred during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.                        LEGAL PROCEEDINGS

Litigation Against Protein Sciences Corporation.   We are currently pursuing three legal actions against Protein Sciences Corporation, or PSC, and its senior management arising out of a letter of intent, a loan and security agreement and related promissory note, and an asset purchase agreement between us and PSC that were entered into in 2008. Under those agreements, we agreed to acquire substantially all of PSC’s assets and to provide funding to PSC to enable it to continue operations through the anticipated closing date of the asset purchase transaction. Between March 2008 and June 2008, we provided PSC with $10 million in funding under the loan and security agreement and related promissory note. PSC’s obligations to us under these agreements are secured by substantially all of PSC’s assets, including PSC’s intellectual property. In early 2009, we entered into a forbearance agreement pursuant to which we agreed not to foreclosure on the collateral prior to May 31, 2009. The note accrued interest at an annual rate of 8% through December 31, 2008, a default rate of 11% through May 31, 2009, and a default rate of 14% since June 1, 2009. PSC has not repaid any portion of the loan. As of March 31, 2010, $10 million of principal was outstanding and $2.2 million of interest was accrued and unpaid.

After the expiration of the five-month forbearance period on the loan, we and several other creditors of PSC filed a federal involuntary bankruptcy petition against PSC on June 22, 2009 in the United States Bankruptcy Court for the District of Delaware. In September 2009, the bankruptcy court concluded that PSC was insolvent and that PSC’s debt to us was valid and not subject to a bona fide dispute, but the bankruptcy court declined to force PSC into involuntary bankruptcy, finding that the Connecticut foreclosure proceeding described below, not the bankruptcy action, was the proper mechanism of recovery.

On June 8, 2009, we initiated legal proceedings in the Superior Court of the State of Connecticut, Judicial District of New Haven, to acquire possession of the physical assets by foreclosing on PSC’s physical assets that secure the loan.  PSC has filed a motion to stay the Connecticut action for possession pending a decision in the New York litigation against PSC, which is described below.  Such motion has been briefed and argued and we are awaiting a decision from the Connecticut state court. We intend to continue to pursue the Connecticut action for possession of its physical assets in an effort to recover amounts due to us.

On July 9, 2008, we initiated legal proceedings against PSC in the Supreme Court of the State of New York. This lawsuit includes, among other claims, claims for fraud, breach of contract, breach of the duty of good faith and fair dealing, unjust enrichment and unfair business practices. We are seeking monetary damages of no less than $13 million, punitive damages, declaratory judgment, injunctive relief to protect the collateral for the loan, and other appropriate relief. PSC has not asserted any counterclaims in this lawsuit, but stated that it may assert counterclaims for “among other things, breach of contract, intentional misrepresentations, tortious interference with business relations and unfair trade practices”.  We intend to pursue full repayment of the loan, as well as other relief as described in pleadings in the lawsuit.

On October 3, 2008, we initiated legal proceedings against PSC’s executive management team of Daniel D. Adams, PSC’s Executive Chairman, and Manon M.J. Cox, PSC’s President and Chief Executive Officer. This lawsuit is pending in the United States District Court for the District of Connecticut and alleges, among other things, that these individuals engaged in fraudulent conduct in connection with their efforts to obtain $10 million in bridge financing from us. Mr. Adams and Ms. Cox moved to dismiss this action, and the court denied that motion with respect to the fraud claims and granted it with respect to the unfair business practice claims. We are seeking monetary damages of no less than $13 million, punitive damages, declaratory judgment, injunctive relief to protect the collateral for the loan, and other appropriate relief. Mr. Adams and Ms. Cox have not yet asserted any counterclaims in the lawsuit. We intend to pursue full repayment of the loan, as well as other relief as described in pleadings in the lawsuit.

From time to time, we are involved in product liability claims and other litigation considered normal in the nature of its business. We do not believe that any such proceedings would have a material, adverse effect on the results of its operations.

Other. We are, and may in the future become, subject to other legal proceedings, claims and litigation arising in the ordinary course of our business in connection with the manufacture, distribution and use of our products and product candidates. For example, Emergent BioDefense Operations Lansing Inc., or EBOL, is a defendant, along with many other vaccine manufacturers, in a series of lawsuits that have been filed in various state and federal courts in the United States alleging that thimerosal, a mercury-containing preservative used in the manufacture of some vaccines, caused personal injuries, including brain damage, central nervous system damage and autism. No specific dollar amount of damages has been claimed. EBOL is currently a named defendant in one lawsuit pending in California.  EBOL had been named a defendant in 37 other lawsuits in Illinois that were all dismissed without prejudice in April 2010. The products at issue in these lawsuits are pediatric vaccines. Because we are not currently, and have not historically been, in the business of manufacturing or selling pediatric vaccines, we do not believe that we manufactured the pediatric vaccines at issue in the lawsuits.  Under a contractual obligation to the State of Michigan, we manufactured one batch of vaccine suitable for pediatric use. However, the contract required the State to use the vaccine solely for Michigan public health purposes. We no longer manufacture any products that contain thimerosal.

ITEM 1A.                        RISK FACTORS

Risks Related to Our Dependence on U.S. Government Contracts

We have derived substantially all of our revenue from sales of BioThrax under contracts with HHS or the DoD. If HHS or DoD demand for BioThrax is reduced, our business, financial condition and operating results could be materially harmed.

We have derived and expect for the foreseeable future to continue to derive substantially all of our revenue from sales to the U.S. government of BioThrax, our FDA-approved anthrax vaccine and only marketed product. We are currently party to two contracts with the U.S. Department of Health and Human Services, or HHS, to supply doses of BioThrax for placement into the Strategic National Stockpile, or SNS. We are not currently party to a procurement contract with the U.S. Department of Defense, or DoD, which currently procures doses of BioThrax directly from the SNS. If the SNS priorities change, or if the DoD dose requirements from the SNS are reduced, our revenues could be substantially reduced.

Our existing and prior contracts with HHS and the DoD do not necessarily increase the likelihood that we will secure future comparable contracts with the U.S. government. The success of our business and our operating results for the foreseeable future are substantially dependent on the terms of our BioThrax sales to the U.S. government, including price per dose, the number of doses and the timing of deliveries.

Our business may be harmed as a result of the government contracting process, which is a competitive bidding process that involves risks not present in the commercial contracting process.

We expect that a significant portion of our near-term business will be under government contracts or subcontracts awarded through competitive bidding. Competitive bidding for government contracts presents a number of risks or requirements that are not typically present in the commercial contracting process, including:

•	the commitment of substantial time and attention of management and key employees to the preparation of bids and proposals for contracts that may not be awarded to us;
•	the need to accurately estimate the resources and cost structure that will be required to perform any contract that we might be awarded;
•	the possibility that we may be ineligible to respond to a request for proposal issued by the government;
•	the submission by third parties of protests to our responses to requests for proposal that could result in delays or withdrawals of those requests for proposal; and
•
if our competitors protest or challenge contract awards made to us pursuant to competitive bidding, the potential that we may incur or could suffer expenses or delays, and that any such protest or challenge would result in the resubmission of bids based on modified specifications, or in termination, reduction or modification of the awarded contract.

The U.S. government may choose not to award us future contracts for the supply of anthrax vaccines and other biodefense product candidates that we are developing, or may instead award such contracts to our competitors. If we are unable to win particular contracts, we may not be able to operate in the market for products that are provided under those contracts for a number of years.  For example, in December 2009, the Biomedical Advanced Research and Development Authority, or BARDA, cancelled a previously issued procurement request for proposal for a recombinant protective antigen, or rPA, vaccine for the SNS for which we had submitted a proposal.  BARDA subsequently issued a Broad Agency Announcement, or BAA, for rPA vaccine development and we submitted a new proposal responding to the BAA in January 2010 to develop our rPA vaccine product.  Additionally, if we are unable to consistently win new contract awards over an extended period, or if we fail to anticipate all of the costs and resources that will be required to secure such contract awards, our growth strategy and our business, financial condition and operating results could be materially adversely affected.

Our U.S. government contracts for BioThrax require ongoing funding decisions by the government. Reduced or discontinued funding of these contracts could cause our financial condition and operating results to suffer materially.

Our principal customer for BioThrax is the U.S. government. We anticipate that the U.S. government will also be the principal customer for any other biodefense products that we successfully develop. Over its lifetime, a U.S. government program may be implemented through the award of many different individual contracts and subcontracts. The funding of some government programs is subject to Congressional appropriations, generally made on a fiscal year basis even though a program may continue for several years. Our government customers are subject to stringent budgetary constraints and political considerations. For example, the sale of most supplied doses under our most recent contract with HHS is subject to the annual appropriations process. If levels of government expenditures and authorizations for biodefense decrease or shift to programs in areas where we do not offer products or are not developing product candidates, our business, revenues and operating results may suffer.

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

Although we have been profitable for each of the last five fiscal years, we have not been profitable for every quarter during that time. Our profitability is substantially dependent on revenues from BioThrax product sales. Revenues from BioThrax product sales have fluctuated significantly in recent quarters, and we expect that they will continue to fluctuate significantly from quarter to quarter based on several factors, including the timing of our fulfilling orders from the U.S. government. Additionally, our profitability may be adversely affected as we progress through various stages of ongoing or planned clinical trials for our product candidates.  We may not be able to achieve consistent profitability on a quarterly basis or sustain or increase profitability on an annual basis.

Our indebtedness may limit cash flow available to invest in the ongoing needs of our business.

As of March 31, 2010, we had $65.0 million principal amount of debt outstanding. We may seek to raise substantial external debt financing to provide additional financial flexibility. Our leverage could have significant adverse consequences, including:

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

As of March 31, 2010, we had $116.4 million of cash and cash equivalents. Our future capital requirements will depend on many factors, including:

•	the level and timing of BioThrax product sales and cost of product sales;
•	the acquisition of new facilities and capital improvements to new or existing facilities;
•
the timing of, and the costs involved in, completion of qualification and validation activities related to our manufacturing facility in Lansing, Michigan, the build out of our new manufacturing facility in Baltimore, Maryland and any other new facilities we may acquire;

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

Our ability to borrow additional amounts under our revolving line of credit agreement is subject to our satisfaction of specified conditions. Additional equity or debt financing, grants or corporate collaboration and licensing arrangements may not be available on acceptable terms, if at all. If we raise additional funds by issuing equity securities, our stockholders may experience dilution. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

We continually evaluate alternatives for the manufacture of various product candidates. We may seek to acquire one or more additional facilities or sign agreements with contract manufacturing organizations. We have constructed a manufacturing facility on our Lansing, Michigan campus, for which we are seeking a U.S. government award for scale-up, qualification and validation to manufacture BioThrax. Additionally, in 2009, we acquired a facility in Baltimore, Maryland that we expect to utilize for certain product development or manufacturing projects. In order to do so, we anticipate that we will be required to make certain capital expenditures to upgrade and maintain this facility.

Constructing, preparing and maintaining a facility for manufacturing purposes is a significant project. For example, for our facility in Lansing, Michigan, the process for qualifying and validating for FDA licensure will be costly and time consuming, may result in unanticipated delays and may cost more than expected due to a number of factors, including regulatory requirements. The costs and time required to comply with current good manufacturing practices, or cGMP, regulations or similar regulatory requirements for sales of our products outside the U.S., may be significant. If our qualification and validation activities are delayed, we may not be able to meet our obligations to our customers, which may limit our opportunities for growth. Costs associated with constructing, qualifying and validating manufacturing facilities could require us to raise additional funds from external sources, and we may not be able to do so on favorable terms or at all.

BioThrax and our vaccine and therapeutic product candidates are complex to manufacture and ship, which could cause us to experience delays in revenues or shortages of products.

BioThrax and all our product candidates are biologics. Manufacturing biologic products, especially in large quantities, is complex. The products must be made consistently and in compliance with a clearly defined manufacturing process. Accordingly, it is essential to be able to validate and control the manufacturing process to assure that it is reproducible. Slight deviations anywhere in the manufacturing process, including maintaining master seed banks and preventing drift, obtaining materials, seed growth, fermentation, filtration, filling, labeling, packaging, storage and shipping and quality control and testing, may result in lot failures or manufacturing shut-down, delay in the release of lots, product recalls, spoilage or regulatory action. Success rates can vary dramatically at different stages of the manufacturing process, which can reduce yields and increase costs. From time to time we experience deviations in the manufacturing process that may take significant time and resources to resolve and if unresolved may affect manufacturing output and could cause us to fail to satisfy customer orders or contractual commitments, lead to a termination of one or more of our contracts, lead to delays in our clinical trials, result in litigation or regulatory action against us or cause the FDA to cease releasing product until the deviations are explained and corrected, any of which could be costly to us and negatively impact our business.

We also depend on certain single-source suppliers for materials and services necessary for the manufacture of our licensed product and product candidates. A disruption in the availability of such materials or services from these suppliers could require us to qualify and validate alternative suppliers. If we are unable to locate or establish alternative suppliers, our ability to manufacture our products could be adversely affected and also could cause us to fail to satisfy customer orders or contractual commitments, lead to a termination of one or more of our contracts, lead to delays in our clinical trials or result in litigation or regulatory action against us, any of which could be costly to us and otherwise harm our business.

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

In addition, under our contracts with HHS to deliver doses of BioThrax, we are responsible for shipping BioThrax at a prescribed temperature range during shipping, and variations from that temperature range could result in loss of product and could adversely affect our profitability. Delays, lot failures, shipping deviations, spoilage or other loss during shipping could cause us to fail to satisfy customer orders or contractual commitments, lead to a termination of one or more of our contracts, lead to delays in our clinical trials or result in litigation or regulatory action against us, any of which could be costly to us and otherwise harm our business.

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

We currently rely, or plan to rely, on third parties to manufacture the supplies of some or all of our vaccine and therapeutic product candidates that we require for preclinical and clinical development. Any significant delay in obtaining adequate supplies of our product candidates could adversely affect our ability to develop or commercialize these product candidates. For example, in 2008 the initial manufacturer of our anthrax monoclonal therapeutic informed us it was discontinuing contract manufacturing operations and we were forced to secure alternative manufacturing resources.

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

We operate under short-term supply agreements with a number of third party manufacturers.  Third party manufacturers under short-term supply agreements are not obligated to accept any purchase orders we may submit. If any third party terminates its agreement with us, based on its own business priorities, or otherwise fails to fulfill our purchase orders, we would need to rely on alternative sources or develop our own manufacturing capabilities to satisfy our requirements.

If alternative suppliers are not available or are delayed in fulfilling our requirements, or if we are unsuccessful in developing our own manufacturing capabilities, we may not be able to obtain adequate supplies of our product candidates on a timely basis. A change of manufacturers would require review and approval from the FDA and the applicable foreign regulatory agencies. This review may be costly and time consuming. There are a limited number of manufacturers that operate under the cGMP requirements and that are both capable of manufacturing for us and willing to do so.

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

We have invested a significant portion of our efforts and financial resources in the development of our vaccines and therapeutic product candidates. In addition to BioThrax product sales, our ability to generate near term revenue is dependent on the success of our development programs, on the U.S. government’s interest in providing development funding for or procuring our product candidates, on the interest of non-governmental organizations in providing grant funding for development of our product candidates and on the commercial viability of those product candidates. The commercial success of our product candidates will depend on many factors, including accomplishing the following in an economical manner:

•	successful development, formulation and cGMP scale-up of biological manufacturing that meets FDA requirements;
•	successful development of animal models;
•	successful completion of non-clinical development, including studies in approved animal models;
•	the expense of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
•	successful completion of clinical trials;
•	receipt of marketing approvals from the FDA and similar foreign regulatory authorities;
•	procurement of our biodefense product candidates prior to FDA approval;
•	establishing commercial manufacturing processes of our own or arrangements with contract manufacturers;
•	manufacturing stable commercial supplies of product candidates, including materials based on recombinant technology;
•	launching commercial sales of the product candidate, whether alone or in collaboration with others; and
•	acceptance of the product candidate by potential government customers, physicians, patients, healthcare payors and others in the medical community.

If, as a result of the foregoing factors or otherwise, we are prevented from developing and commercializing a product candidate in an economically acceptable manner, that product program may be adversely affected and the commercial success of the product candidate may be harmed.  For example, we recently agreed with Talecris Biotherapeutics, Inc. to extend the commencement date of the commercial term for manufacture of our anthrax immune globulin therapeutic product candidate.  We are currently in negotiations with Talecris for a longer-term resolution regarding commercial production; however, in the event that we are not able to negotiate a satisfactory resolution we may be required to explore other options for our anthrax immune globulin program that could result in less favorable commercial success for this product candidate, or no commercial success at all.

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

For example, in December 2008, we and Sanofi Pasteur determined that the joint efforts of our collaboration related to our meningitis B product development program had not identified a viable product candidate, which effectively ended most material development activities under this collaboration.

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

Government regulations may make it difficult for us to achieve significant sales of BioThrax to customers other than the U.S. government. For example, many foreign governments require licensure of BioThrax in their jurisdiction before they will consider procuring doses. Additionally, we are subject to export control laws imposed by the U.S. government. Although there are currently only limited restrictions on the export of BioThrax and related technology, the U.S. government may decide, particularly in the current environment of elevated concerns about global terrorism, to increase the scope of export prohibitions. These prohibitions could limit our sales of BioThrax to foreign governments and other foreign customers. In addition, U.S. government demand for a anthrax vaccine may limit supplies of BioThrax available for sale to non-U.S. government customers. For example, our efforts to develop domestic commercial and international sales may be impeded by the DoD’s right under the Defense Production Act to require us to deliver doses that we do not currently anticipate. Furthermore, the DoD’s sale of BioThrax to foreign governments under the Foreign Military Sales program has and may continue to have an adverse effect on our ability to sell BioThrax internationally.

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

The Foreign Corrupt Practices Act, or FCPA, prohibits any U.S. individual or business from paying, offering or authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with certain accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations. The anti-bribery provisions of the FCPA are enforced primarily by the U.S. Department of Justice. The Securities and Exchange Commission, or SEC, is involved with enforcement of the books and records provisions of the FCPA.

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

Although BioThrax is the only anthrax vaccine approved by the FDA for the prevention of anthrax infection, the government is funding the development of new products that could compete with BioThrax, and could eventually procure those new products in addition to, or instead of, BioThrax, potentially reducing our BioThrax revenues. We also face competition for our biodefense product candidates. For example, HHS has awarded a development and SNS procurement contract to a competitor for an anthrax immune globulin therapeutic and is assisting this company by providing it with BioThrax doses that we delivered for placement into the SNS so that the Company can immunize donors and obtain plasma for its product candidate. HHS has also awarded another development and SNS procurement contract to another competitor for an anthrax monoclonal antibody as a post-exposure therapeutic for anthrax infection.

Numerous companies have vaccine product candidates in development that would compete with any of our commercial product candidates for which we are seeking to obtain marketing approval.  One oral typhoid vaccine and one injectable typhoid vaccine are currently approved and administered in the U.S. and Europe. The Aeras Global Tuberculosis Vaccine Foundation is developing or supporting the development of several tuberculosis vaccine product candidates in addition to ours, any of which could present competitive risks.

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

Under our prior BioThrax contracts with the DoD and HHS, the U.S. government agreed to indemnify us against claims by third parties for death, personal injury and other damages related to BioThrax, including reasonable litigation and settlement costs, to the extent that the claim or loss results from specified risks not covered by insurance or caused by our grossly negligent or criminal behavior. As required under such contracts, we have notified the DoD of personal injury claims that have been filed against us as a result of the vaccination of U.S. military personnel with BioThrax and are seeking reimbursement from the DoD for uninsured costs incurred in defending these claims; however, the DoD has not acted on our requests for reimbursement. The collection process can be lengthy and complicated, and there is no guarantee that we will be able to recover these amounts from the U.S. government.

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

In March 2010, Congress enacted sweeping legislation to reform the U.S. health care system. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act of 2010, generally is intended to expand health care coverage to currently uninsured Americans and to limit the rate of increase in health care spending. The legislation contains a number of cost-containment measures that could adversely affect our operating results and our overall financial condition. For example, the legislation imposes an annual fee on branded prescription drug manufacturers (including biologics manufacturers), which will be allocated based on market share in the aggregate for certain government programs. In addition, the legislation creates a licensure pathway for biological products shown to be biosimilar to previously licensed biological reference products, and will permit litigation of patent infringement cases between patent owners and biosimilar manufacturers prior to biosimilar market entry. The legislation also establishes a program to phase out the coverage gap under Medicare Part D by 2020 through a combination of manufacturer discounts and federal subsidies, and creates an Independent Payment Advisory Board to recommend changes in Medicare payment rates.

We expect the reforms imposed by the new law to have a significant impact on our business and the entire life sciences industry. Until many of the provisions are implemented, however, the full impact of the legislation cannot be known.

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

In the United States, BioThrax and our product candidates are regulated by the FDA as biologics. To obtain approval from the FDA to market our product candidates, we will be required to submit to the FDA a biologics license application, or BLA. Ordinarily, the FDA requires a sponsor to support a BLA with substantial evidence of the product’s safety and effectiveness in treating the targeted indication based on data derived from adequate and well controlled clinical trials, including Phase III safety and efficacy trials conducted in patients with the disease or condition being targeted. However, our biodefense product candidates require slightly different treatment. Specifically, because humans are rarely exposed to anthrax toxins under natural conditions, and cannot be intentionally exposed, statistically significant effectiveness of our biodefense product candidates cannot be demonstrated in humans, but instead must be demonstrated, in part, by utilizing animal models before they can be approved for marketing. This is known as the FDA’s animal rule.

We intend to use the animal rule in pursuit of FDA approval for BioThrax as a post-exposure prophylaxis, our anthrax immune globulin therapeutic, our rPA anthrax vaccine, our anthrax monoclonal antibody therapeutic, our BioThrax dual adjuvant vaccine, and our double mutant rPA vaccine. We cannot guarantee that the FDA will permit us to proceed with licensure of any of our BioThrax related programs or our other product candidates under the animal rule. Even if we are able to proceed pursuant to the animal rule, the FDA may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies, refuse to approve our products, or place restrictions on our ability to commercialize those products.

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

The FDA conducted a routine, biannual inspection of the Lansing facility in December 2009. Following this inspection, the FDA issued inspectional observations on Form FDA 483. We implemented corrective action where necessary and all observations from the 2009 inspection were successfully closed out in April 2010.  If in connection with any future inspection the FDA finds that we are not in substantial compliance with cGMP requirements, or if the FDA is not satisfied with the corrective actions we take in connection with any such inspection, the FDA may undertake enforcement action against us.

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

Mr. El-Hibri has the ability to control the election of the members of our Board of Directors through his ownership interests among our significant stockholders. As of April 30, 2010, Mr. El-Hibri was the beneficial owner of approximately 39% of our outstanding common stock. Because Mr. El-Hibri has significant influence over the election of the members of our board, and because of his substantial control of our capital stock, Mr. El-Hibri will likely have the ability to delay or prevent a change of control of us that may be favored by other directors or stockholders and otherwise exercise substantial control over all corporate actions requiring board or stockholder approval, including any amendment of our certificate of incorporation or by-laws. The control by Mr. El-Hibri may prevent other stockholders from influencing significant corporate decisions and may result in conflicts of interest that could cause our stock price to decline.

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

Our stock price has been, and is likely to continue to be, volatile. From November 15, 2006, when our common stock first began trading on the New York Stock Exchange, through April 30, 2010, our common stock has traded as high as $27.00 per share and as low as $4.40 per share. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. For example, we have filed a registration statement that would permit us to issue up to $100 million in common stock.  Moreover, holders of an aggregate of approximately 11.2 million shares of our common stock outstanding as of April 30, 2010 have the right to require us to register these shares of common stock under specified circumstances.

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

Not applicable.

Use of Proceeds

Not applicable.

Purchases of Equity Securities

Not applicable.

ITEM 3.                        DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.                        REMOVED AND RESERVED

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

Date: May 5, 2010

By: /s/  R. Don Elsey
R. Don Elsey
Sr. Vice President Finance, Chief Financial
Officer and Treasurer
(Principal Financial and Accounting Officer)

Date: May 5, 2010

EXHIBIT INDEX

Exhibit Number	Description
10.1#
Consulting Services Agreement, effective April 1, 2010, between the Registrant and The Hauer Group (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated April 7, 2010 (File No. 001-33137))

10.2	Annual Bonus Plan for Executive Officers (Incorporated by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 001-33137))
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

# Filed herewith