Form 10-Q
period 2010-06-30
Emergent BioSolutions Inc.
filed 2010-08-06
CIK 1367644

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of July 30, 2010, the registrant had 31,293,393 shares of common stock outstanding.

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
•
our ability to perform under our contract with the U.S. government to develop and obtain regulatory approval for large-scale manufacturing of BioThrax at our vaccine manufacturing facility in Lansing, Michigan;

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

PART I.       FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

Emergent BioSolutions Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share and per share data)

	June 30,	December 31,
	2010	2009
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$102,193	$102,924
Restricted cash	215	215
Accounts receivable	45,765	54,872
Inventories	17,116	13,521
Note receivable	10,000	10,000
Deferred tax assets, net	2,637	1,870
Income tax receivable, net	8,788	2,574
Prepaid expenses and other current assets	7,732	7,838
Total current assets	194,446	193,814

Property, plant and equipment, net	136,839	131,834
Assets held for sale	12,930	13,960
Deferred tax assets, net	399	3,894
Other assets	1,133	1,187

Total assets	$345,747	$344,689

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$20,300	$17,159
Accrued expenses and other current liabilities	1,137	1,570
Accrued compensation	11,580	14,926
Indebtedness under line of credit	-	15,000
Long-term indebtedness, current portion	12,186	5,791
Deferred revenue	241	255
Total current liabilities	45,444	54,701

Long-term indebtedness, net of current portion	36,910	44,927
Other liabilities	1,350	1,246
Total liabilities	83,704	100,874

Commitments and contingencies	-	-

Stockholders’ equity:
Preferred stock, $0.001 par value; 15,000,000 shares authorized, 0 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized, 31,196,209 and 30,831,360 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	31	31
Additional paid-in capital	127,349	120,492
Accumulated other comprehensive loss	(1,641)	(1,476)
Retained earnings	134,482	122,152
Total Emergent BioSolutions Inc. stockholders' equity	260,221	241,199
Noncontrolling interest in subsidiary	1,822	2,616
Total stockholders’ equity	262,043	243,815
Total liabilities and stockholders’ equity	$345,747	$344,689

The accompanying notes are an integral part of these consolidated financial statements.

Emergent BioSolutions Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
Revenues:
Product sales	$55,872	$69,330	$94,725	$131,008
Contracts and grants	6,266	3,861	14,213	6,702
Total revenues	62,138	73,191	108,938	137,710

Operating expenses:
Cost of product sales	11,076	10,428	18,584	25,796
Research and development	18,602	20,680	38,524	36,590
Selling, general and administrative	17,649	19,373	33,841	35,348
Income from operations	14,811	22,710	17,989	39,976

Other income (expense):
Interest income	376	305	764	605
Interest expense	(2)	(6)	(7)	(10)
Other income (expense), net	6	(10)	(2)	(34)
Total other income (expense)	380	289	755	561

Income before provision for income taxes	15,191	22,999	18,744	40,537
Provision for income taxes	5,757	9,748	7,392	17,114
Net income	9,434	13,251	11,352	23,423
Net loss attributable to noncontrolling interest	374	1,591	979	2,538
Net income attributable to Emergent BioSolutions Inc.	$9,808	$14,842	$12,331	$25,961

Earnings per share - basic	$0.32	$0.49	$0.40	$0.86
Earnings per share - diluted	$0.31	$0.48	$0.39	$0.83

Weighted-average number of shares - basic	31,097,445	30,271,317	30,989,308	30,227,948
Weighted-average number of shares - diluted	31,900,000	30,949,612	31,666,976	31,202,275

The accompanying notes are an integral part of these consolidated financial statements.

Emergent BioSolutions Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
	Six Months Ended
	June 30,
	2010	2009
	(Unaudited)
Cash flows from operating activities:
Net income	$11,352	$23,423
Adjustments to reconcile to net cash provided by (used in) operating activities:
Stock-based compensation expense	3,363	2,250
Depreciation and amortization	2,646	2,507
Deferred income taxes	3,437	1,340
Non-cash development expenses from joint venture	185	4,088
(Gain) loss on disposal of property and equipment	(29)	35
Provision for impairment of long-lived assets	1,029	3,818
Excess tax benefits from stock-based compensation	(709)	(513)
Changes in operating assets and liabilities:
Accounts receivable	9,107	(30,544)
Inventories	(3,595)	6,945
Income taxes	(6,214)	8,219
Prepaid expenses and other assets	159	1,112
Accounts payable	4,151	(1,149)
Accrued compensation	(3,346)	(1,418)
Accrued expenses and other liabilities	(329)	103
Deferred revenue	(14)	246
Net cash provided by operating activities	21,193	20,462
Cash flows from investing activities:
Purchases of property, plant and equipment	(8,631)	(9,094)
Net cash used in investing activities	(8,631)	(9,094)
Cash flows from financing activities:
Proceeds from borrowings on line of credit	15,000	30,000
Principal payments on long-term indebtedness and line of credit	(31,621)	(31,625)
Issuance of common stock subject to exercise of stock options	2,784	1,134
Excess tax benefits from stock-based compensation	709	513
Net cash provided by (used in) financing activities	(13,128)	22

Effect of exchange rate changes on cash and cash equivalents	(165)	(355)

Net increase (decrease) in cash and cash equivalents	(731)	11,035
Cash and cash equivalents at beginning of period	102,924	91,473
Cash and cash equivalents at end of period	$102,193	$102,508

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

The unaudited consolidated financial statements included herein have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC.

In the opinion of the Company’s management, any adjustments contained in the accompanying unaudited consolidated financial statements are of a normal recurring nature, and are necessary to present fairly the financial position of the Company as of June 30, 2010, results of operations for the three and six month periods ended June 30, 2010 and 2009, and cash flows for the six month periods ended June 30, 2010 and 2009. Interim results are not necessarily indicative of results that may be expected for any other interim period or for an entire year.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except share and per share data)	2010	2009	2010	2009
Numerator:
Net income attributable to Emergent BioSolutions Inc.	$9,808	$14,842	$12,331	$25,961

Denominator:
Weighted-average number of shares - basic	31,097,445	30,271,317	30,989,308	30,227,948
Dilutive securities - equity awards	802,555	678,295	677,668	974,327
Weighted-average number of shares - diluted	31,900,000	30,949,612	31,666,976	31,202,275

Earnings per share - basic	$0.32	$0.49	$0.40	$0.86
Earnings per share - diluted	$0.31	$0.48	$0.39	$0.83

Stock options with exercise prices in excess of the average per share closing price during the period are not considered in the calculation of fully diluted earnings per share. For the three month periods ended June 30, 2010 and 2009, approximately 2.0 million and 1.4 million options, respectively, were excluded from this calculation. For the six month periods ended June 30, 2010 and 2009, approximately 2.1 million and 1.3 million options, respectively, were excluded from this calculation.

Accounting for stock-based compensation

As of June 30, 2010, the Company has two stock-based employee compensation plans, the Amended and Restated Emergent BioSolutions Inc. 2006 Stock Incentive Plan (the “2006 Plan”) and the Emergent BioSolutions Employee Stock Option Plan (the “2004 Plan”).

The Company utilizes the Black-Scholes valuation model for estimating the fair value of all stock options granted. The fair value of each option is estimated on the date of grant. Set forth below are the assumptions used in valuing the stock options granted and a discussion of the Company’s methodology for developing each of the assumptions used:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Expected dividend yield	0%	0%	0%	0%
Expected volatility	55%	55%	55%	55%
Risk-free interest rate	1.24%-1.36%	1.32%-1.36%	1.24%-1.46%	1.32%-1.41%
Expected average life of options	3.8 years	3.6 years	3.4 years	3.4 years

•	Expected dividend yield — The Company does not pay regular dividends on its common stock and does not anticipate paying any dividends in the foreseeable future.
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

•	Risk-free interest rate — The range of U.S. Treasury rates with a term that most closely resembles the expected life of the option as of the date in which the option was granted.
•
Expected average life of options — The period of time that the options granted are expected to remain outstanding. This estimate is based primarily on the Company’s expectation of optionee exercise behavior subsequent to vesting of options.

The Company determines the fair value of restricted stock units using the closing market price of the Company’s common stock on the day prior to the date of grant.

Fair value of financial instruments

The carrying amounts of the Company’s short-term financial instruments, which include cash and cash equivalents, accounts receivable and accounts payable, approximate their fair values due to their short maturities. The fair value of the Company’s long-term indebtedness is estimated based on current interest rates. The carrying value and fair value of long-term indebtedness at June 30, 2010 were $49.1 million and $49.0 million, respectively, and at June 30, 2009 were $40.6 million and $40.1 million, respectively.

Comprehensive income

Comprehensive income is comprised of net income and other changes in equity that are excluded from net income. The Company includes gains and losses on intercompany transactions with foreign subsidiaries that are considered to be long-term investments and translation gains and losses incurred when converting its subsidiaries’ financial statements from their functional currency to the U.S. dollar in accumulated other comprehensive income. Comprehensive income for the three and six months ended June 30, 2010 was $9.4 million and $12.2 million, respectively. Comprehensive income for the three and six months ended June 30, 2009 was $14.6 million and $25.6 million, respectively.

Reclassifications

Certain amounts classified as inventory in the consolidated balance sheet as of June 30, 2009, and in the consolidated statement of cash flow for the six months then ended have been reclassified as other current assets to conform with the current period presentation.

2.  Inventories

Inventories consist of the following:

	June 30,	December 31,
(in thousands)	2010	2009
Raw materials and supplies	$1,903	$1,565
Work-in-process	10,383	9,870
Finished goods	4,830	2,086
Total inventories	$17,116	$13,521

3.  Note receivable

In 2008, the Company entered into a loan and security agreement with Protein Sciences Corporation (“PSC”) to loan PSC up to $10 million in conjunction with an agreement pursuant to which the Company would acquire substantially all of the assets of PSC. The loan is secured by substantially all of PSC’s assets, including PSC’s intellectual property. Under this loan agreement and a related promissory note, $10 million of principal is outstanding as of June 30, 2010, and the Company has recorded this as a note receivable. By its original terms, the note accrued interest at an annual rate of 8% and was due and payable no later than December 31, 2008. Thereafter, the note accrued interest at a default rate of 11%. In early 2009, the Company entered into a forbearance agreement with PSC, pursuant to which the note continued to accrue interest at an annual rate of 11%, and became due and payable on May 31, 2009. The Company also agreed not to foreclose on the collateral for the loan prior to May 31, 2009. Since the expiration of the forbearance agreement, the note has accrued interest at a default rate of 14%. As of June 30, 2010, the Company has recorded accrued interest on the note receivable of $2.5 million, included in prepaid expenses and other current assets.

The Company initiated litigation against PSC and its senior management beginning in July 2008, and foreclosure proceedings beginning in June 2009 (see Note 5, Litigation).  The Company intends to continue to pursue foreclosure on PSC’s assets and to pursue the pending lawsuits against PSC and its management.  Based on the Company’s belief that it will recover all amounts recorded, either by repayment from PSC or through foreclosure on PSC’s assets, the Company has concluded that the $10 million note receivable is not impaired as of June 30, 2010, and therefore has not recorded a reserve against this note. In the event that PSC does not voluntarily repay the amounts due, the Company believes that the value of its collateral as a secured creditor is in excess of the principal amount of the note and related accrued and unpaid interest, and that a loss is not probable.

4.  Stock options and restricted stock units

As of June 30, 2010, the Company has two stock-based employee compensation plans, the 2006 Plan and the 2004 Plan (together, the “Emergent Plans”).  The Company has granted options to purchase shares of common stock under the Emergent Plans and has granted restricted stock units under the 2006 Plan. The Emergent Plans have both incentive and non-qualified stock option features.

As of June 30, 2010, an aggregate of 8,678,826 shares of common stock are authorized for issuance under the 2006 Plan, of which a total of 3,396,760 shares of common stock remain available for future awards to be made to plan participants. Awards of restricted stock units are counted against the maximum aggregate number of shares of common stock available for issuance under the 2006 Plan as one and one-half (1.5) shares of common stock for every one restricted stock unit granted. The maximum number of shares subject to awards that may be granted per year under the 2006 Plan to a single participant is 287,700. The exercise price of each incentive option must be not less than 100% of the fair market value of the shares on the date of grant. Awards granted under the 2006 Plan have a vesting period of no more than 5 years and a contractual life of no more than 10 years. The terms and conditions of equity awards (such as price, vesting schedule, term and number of shares) under the Emergent Plans are determined by the Company’s compensation committee, which administers the Emergent Plans.  Each equity award granted under the Emergent Plans becomes exercisable as specified in the relevant agreement and no option can be exercised after ten years from the date of grant.

The following is a summary of option award activity under the Emergent Plans:

	2006 Plan		2004 Plan
	Number of Shares	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2009	3,485,499	$12.72	130,082	$7.52
Granted	755,553	15.87	-	-
Exercised	(324,849)	8.22	(40,000)	3.50
Forfeited	(122,366)	14.04	-	-
Outstanding at June 30, 2010	3,793,837	$13.71	90,082	$9.30	$13,961,578
Exercisable at June 30, 2010	1,552,650	$11.65	90,082	$9.30	$9,002,373

The following is a summary of restricted stock unit award activity under the 2006 Plan:

	Number of Shares	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at December 31, 2009	-	$-	$-
Granted	377,645	15.91
Vested	-	-
Forfeited	(6,740)	15.91
Outstanding at June 30, 2010	370,905	$15.91	$6,060,588

5.  Litigation

Litigation against Protein Sciences Corporation.  The Company is currently pursuing several legal actions against PSC and its senior management arising out of a letter of intent, a loan and security agreement and related promissory note, and an asset purchase agreement between the Company and PSC that were entered into in 2008. Under those agreements, the Company agreed to acquire substantially all of PSC’s assets and to provide funding to PSC to enable it to continue operations through the anticipated closing date of the asset purchase transaction. Between March 2008 and June 2008, the Company provided PSC with $10 million in funding under the loan and security agreement and related promissory note. PSC’s obligations to the Company under these agreements are secured by substantially all of PSC’s assets, including PSC’s intellectual property. In early 2009, the Company entered into a forbearance agreement pursuant to which the Company agreed not to foreclose on the collateral prior to May 31, 2009. The note accrued interest at an annual rate of 8% through December 31, 2008, a default rate of 11% through May 31, 2009, and a default rate of 14% since June 1, 2009. PSC has not repaid any portion of the loan. As of June 30, 2010, $10 million of principal was outstanding and $2.5 million of interest was accrued and unpaid.

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

On June 8, 2009, the Company initiated legal proceedings in the Superior Court of the State of Connecticut, Judicial District of New Haven, to acquire possession of the physical assets by foreclosing on PSC’s physical assets that secure the loan.  PSC filed a motion to stay the Connecticut action for possession pending a decision in the New York litigation against PSC.  On May 20, 2010, the Connecticut state court granted PSC’s motion to stay the action. The Company intends to continue to pursue the Connecticut action for possession of PSC’s physical assets in an effort to recover amounts due to the Company.

On July 9, 2008, the Company initiated legal proceedings against PSC in the Supreme Court of the State of New York. This lawsuit includes, among other claims, claims for fraud, breach of contract, breach of the duty of good faith and fair dealing, unjust enrichment and unfair business practices. The Company is seeking monetary damages of no less than $13 million, punitive damages, declaratory judgment, injunctive relief to protect the collateral for the loan, and other appropriate relief. PSC has not asserted any counterclaims in this lawsuit, but stated that it may assert counterclaims for “among other things, breach of contract, intentional misrepresentations, tortious interference with business relations and unfair trade practices.”  On July 19, 2010, the Company filed a motion for summary judgment in lieu of complaint in the Supreme Court of the State of New York seeking repayment of its loan and interest. The Company’s primary intention is to obtain full repayment of the loan, but the Company has reserved its rights to pursue the additional relief described in the pleadings in the lawsuits.

On October 3, 2008, the Company initiated legal proceedings against PSC’s executive management team of Daniel D. Adams, PSC’s Executive Chairman, and Manon M.J. Cox, PSC’s President and Chief Executive Officer. This lawsuit is pending in the United States District Court for the District of Connecticut and alleges, among other things, that these individuals engaged in fraudulent conduct in connection with their efforts to obtain $10 million in bridge financing from the Company. Mr. Adams and Ms. Cox moved to dismiss this action, and the court denied that motion with respect to the fraud claims and granted it with respect to the unfair business practice claims. The Company is seeking monetary damages of no less than $13 million, punitive damages, declaratory judgment, injunctive relief to protect the collateral for the loan, and other appropriate relief. Mr. Adams and Ms. Cox have not yet asserted any counterclaims in the lawsuit. On July 6, 2010, Mr. Adams and Ms. Cox filed a motion for summary judgment.  The Company intends to pursue full repayment of the loan, as well as other relief as described in pleadings in the lawsuit.

Other.  From time to time, the Company is involved in product liability claims and other litigation considered normal in the nature of its business. The Company does not believe that any such proceedings would have a material adverse effect on the results of its operations.

6.  Segment information

        For financial reporting purposes, the Company reports financial information for two business segments: biodefense and commercial. In the biodefense segment, the Company develops, manufactures and commercializes vaccines and antibody therapies for use against biological agents that are potential weapons of bioterrorism or biowarfare. Revenues in this segment relate primarily to the Company’s FDA-licensed product, BioThrax. In the commercial segment, the Company develops vaccines and antibody therapies for use against infectious diseases and other medical conditions that have resulted in significant unmet or underserved public health needs. For each of the six months ended June 30, 2010 and 2009, this segment generated no external revenues. The “All Other” segment relates to the general operating costs of the Company and includes costs of the centralized services departments, which are not allocated to the other segments, as well as spending on product candidates or activities that are not classified as biodefense or commercial. The assets in this segment consist primarily of cash and fixed assets.

	Reportable Segments
(in thousands)	Biodefense	Commercial	All Other	Total
Six Months Ended June 30, 2010
External revenue	$108,938	$-	$-	$108,938
Net income (loss) to Emergent BioSolutions Inc.	35,370	(18,668)	(4,371)	12,331
Assets	213,405	23,340	109,002	345,747
Six Months Ended June 30, 2009
External revenue	$137,710	$-	$-	$137,710
Net income (loss) to Emergent BioSolutions Inc.	57,508	(23,939)	(7,608)	25,961
Assets	196,629	23,430	106,326	326,385

7.  Related party transactions

The Company entered into an agreement in February 2009 with an entity controlled by family members of the Company’s Chief Executive Officer to market and sell BioThrax. The agreement was effective as of November 2008 and requires payment based on a percentage of net sales of biodefense products of 17.5% in Saudi Arabia and 15% in Qatar and United Arab Emirates, and reimbursement of certain expenses.  No payments under this agreement have been triggered for the six months ended June 30, 2010 and 2009.

The Company entered into a severance agreement in April 2010 with the Company’s former Senior Vice President Legal Affairs and General Counsel, whose employment with the Company terminated on March 12, 2010. Severance payments and other benefits under the agreement are substantially identical to those provided under the provisions of the Company’s Severance Plan and Termination Protection Program.  One-half of the amounts payable under the severance agreement will be paid on September 13, 2010, with the remaining amounts being paid in six equal monthly installments beginning on October 13, 2010.

The Company entered into a consulting agreement in April 2010 with the Company’s former Senior Vice President Legal Affairs and General Counsel. The agreement, which was terminated in July 2010, provided for consulting and support services in connection with the Company’s pending litigation with PSC. During the period ended June 30, 2010, the Company paid approximately $12,000 for services rendered under this agreement of which there was no balance in accounts payable at June 30, 2010.

The Company has entered into a consulting agreement with a member of the Company’s Board of Directors. During each of the six months ended June 30, 2010 and 2009, the Company paid approximately $90,000 under this agreement for strategic consultation and project support for the Company’s marketing and communications group, of which there was no balance remaining in accounts payable at June 30, 2010.

The Company has entered into a transportation arrangement with an entity owned by the Company’s Chief Executive Officer. During each of the six months ended June 30, 2010 and 2009, the Company paid approximately $16,000 under this arrangement for transportation and logistical support, of which $5,000 remained in accounts payable at June 30, 2010.

8.  Oxford collaboration

In July 2008, the Company entered into a collaboration with the University of Oxford (“Oxford”) and certain University of Oxford researchers to conduct clinical trials in the advancement of a vaccine product candidate for tuberculosis, resulting in the formation of the Oxford-Emergent Tuberculosis Consortium (“OETC”).  The Company has a 51% equity interest in OETC and controls the OETC Board of Directors. In addition, the Company has certain funding and services obligations of up to $20.3 million related to its investment. In June 2009, the Financial Accounting Standards Board issued an update to the accounting standard that changed the approach in determining the primary beneficiary of a variable interest entity, requiring companies to continuously assess whether they must consolidate variable interest entities.  The Company has evaluated its variable interests in OETC and has determined that it is the primary beneficiary as it has the ability to direct the activities of OETC and will absorb the majority of expected losses. Accordingly, the Company consolidates the entity. As of June 30, 2010, assets of $355,000 and liabilities of $337,000 related to this entity are included within the Company’s consolidated balance sheet.  During the three and six months ended June 30, 2010, the entity incurred net losses of $763,000 and $2.0 million, respectively, of which $389,000 and $1.0 million, respectively, is included in the Company’s consolidated statement of operations.

In conjunction with the establishment of OETC, the Company granted a put option to Oxford and the Oxford researchers whereby the Company may be required to acquire all of the OETC shares held by Oxford and the Oxford researchers at fair market value of the underlying shares. This put option is contingent upon the satisfaction of a number of conditions that must exist or occur subsequent to the grant of a marketing authorization for a tuberculosis vaccine by the European Commission. The Company accounts for the put option in accordance with the accounting provisions related to derivatives and distinguishing liabilities from equity. In accordance with these provisions, the Company has determined that the put option has a de minimis fair value as of June 30, 2010.

The following is a summary of the stockholders’ equity attributable to the Company and the noncontrolling interest:

	Emergent	Noncontrolling
(in thousands)	BioSolutions Inc.	Interest	Total
Stockholders' equity at December 31, 2009	$241,199	$2,616	$243,815
Non-cash development expenses from joint venture	-	185	185
Net income (loss)	12,331	(979)	11,352
Other	6,691	-	6,691
Stockholders' equity at June 30, 2010	$260,221	$1,822	$262,043

9.  Assets held for sale

        The Company currently owns two buildings in Frederick, Maryland that it determined in June 2009 would not be placed into service.  Accordingly, the Company committed to a plan to sell the buildings, along with associated improvements. These buildings are classified on the Company’s balance sheets as assets held for sale. Assets held for sale are recorded at the lower of the carrying amount or fair market value less costs to sell, and are no longer depreciated once classified as held for sale. The Company recorded the assets held for sale at fair market value, based on factors that include recent purchase offers, less estimated selling costs, and recorded an impairment charge of $1.0 million for the six months ended June 30, 2010.  The charge is classified in the Company’s statement of operations as selling, general and administrative expense, within the Company’s commercial segment. In April 2010, the Company entered into an agreement to sell the buildings.  This agreement was terminated in May 2010. The Company continues to actively seek to sell these buildings.

10. Subsequent events

On July 13, 2010, the Company’s wholly-owned subsidiary, Emergent BioDefense Operations Lansing Inc., entered into an agreement with the Biomedical Advanced Research and Development Authority (“BARDA”) to finalize development of and obtain regulatory approval for large-scale manufacturing of BioThrax at the Company’s new vaccine manufacturing facility in Lansing, Michigan.  The agreement provides for funding of up to approximately $107 million over a five-year contract term, including a two-year base period of performance valued at approximately $55 million.

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

Our biodefense segment focuses on vaccines and antibody therapies for use against biological agents that are potential weapons of bioterrorism or biowarfare. Our product candidates in this segment are focused on anthrax. We manufacture and market BioThrax® (Anthrax Vaccine Adsorbed), the only vaccine licensed by the U.S. Food and Drug Administration, or FDA, for the prevention of anthrax infection. In addition to BioThrax, we are developing a recombinant protective antigen, or rPA, anthrax vaccine, an anthrax immune globulin therapeutic, an anthrax monoclonal antibody therapeutic, a BioThrax dual adjuvant vaccine, and an advanced double mutant recombinant protective antigen anthrax vaccine.

Our commercial segment focuses on vaccines and antibody therapies for use against infectious diseases and other medical conditions that have resulted in significant unmet or underserved public health needs. Our product candidates in this segment include a tuberculosis vaccine, a typhoid vaccine and an influenza vaccine.

Our biodefense segment has generated net income for each of the last five fiscal years. Over this timeframe, our commercial segment has generated revenue through development contracts and grant funding, but none of our commercial product candidates has received marketing approval and, therefore, our commercial segment has not generated any product sales revenues. As a result, our commercial segment has incurred a net loss for each of the last five fiscal years.

Product Sales

We have derived substantially all of our product sales revenues from BioThrax sales to the U.S. Department of Health and Human Services, or HHS, and the U.S. Department of Defense, or DoD, and expect for the foreseeable future to continue to derive substantially all of our product sales revenues from the sales of BioThrax to the U.S. government. Our total revenues from BioThrax sales were $94.7 million and $131.0 million for the six months ended June 30, 2010 and 2009, respectively. We are focused on increasing sales of BioThrax to U.S. government customers, expanding the market for BioThrax to other customers domestically and internationally and pursuing label expansions and improvements for BioThrax.

Contracts and Grants

We seek to advance development of our product candidates through external funding arrangements. We may slow down development programs or place them on hold during periods that are not covered by external funding. We have received external funding awards for the following development programs:

•	BioThrax post-exposure prophylaxis
•	BioThrax dual adjuvant vaccine
•	Large-scale manufacturing for BioThrax
•	Anthrax immune globulin therapeutic
•	Anthrax monoclonal antibody therapeutic
•	Advanced double mutant recombinant protective antigen anthrax vaccine
•	Recombinant botulinum vaccine
•	Typhella (typhoid vaccine live oral ZH9)

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

        Manufacturing Infrastructure

We conduct our primary vaccine manufacturing operations at a multi-building campus on approximately 12.5 acres in Lansing, Michigan. To augment our existing manufacturing capabilities, we have constructed a large-scale manufacturing facility on our Lansing campus. We have incurred costs of approximately $82 million through June 2010 for the building and associated capital equipment, as well as for validation and qualification activities required for regulatory approval and initiation of commercial manufacture of BioThrax.  In July 2010, we entered into an agreement with the Biomedical Advanced Research and Development Authority, or BARDA, to finalize development of and obtain regulatory approval for large-scale manufacturing of BioThrax at our vaccine manufacturing facility in Lansing, Michigan. This agreement provides for funding from BARDA of up to approximately $107 million over a five-year contract term, including a two-year base period of performance valued at approximately $55 million.

In November 2009, we purchased a building in Baltimore, Maryland for product development and manufacturing purposes, and have begun renovation and improvement of this facility. Our specific plans for this facility will be contingent on the progress of our existing development programs and the outcome of our efforts to acquire new product candidates. As we proceed with this project, we expect the costs to be substantial and will likely seek external sources of funds to finance the project.

We also own two buildings in Frederick, Maryland that we currently expect to sell. Accordingly, we have classified these buildings as assets held for sale in our consolidated balance sheets.  We recorded the assets held for sale at fair market value, based on factors that include recent purchase offers, less estimated selling costs, and recorded an impairment charge of approximately $1.0 million for the six months ended June 30, 2010.  In April 2010, we entered into an agreement to sell the buildings.  This agreement was terminated in May 2010.  We continue to actively seek to sell these buildings.

Critical Accounting Policies and Estimates

There have been no significant changes to our Critical Accounting Policies and Estimates during the six months ended June 30, 2010. Refer to the Critical Accounting Policies and Estimates section in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission, or SEC.

Financial Operations Overview

Revenues

On September 30, 2008, we entered into an agreement with HHS to supply up to 14.5 million doses of BioThrax for placement into the Strategic National Stockpile, or SNS. This agreement was amended in July 2010 to, among other things, allow us to accelerate the delivery of BioThrax doses into the SNS by approximately three months. The term of the agreement is from September 30, 2008 through September 30, 2011. Delivery of doses under the agreement commenced in September 2009 and will continue through June 2011. Funds for the procurement of these doses of BioThrax have been fully committed. Four-year expiry dated product is invoiced at a higher price than three-year expiry dated product. The total purchase price for the 14.5 million doses will be up to approximately $400 million, assuming the delivery of four-year expiry dated product. Through June 30, 2010, we have delivered approximately 6.1 million doses under this agreement. We have agreed to provide all shipping services related to delivery of doses into the SNS over the term of the agreement, for which HHS has agreed to pay us approximately $1.9 million. We invoice under the agreement upon acceptance of each delivery of BioThrax doses to the SNS.

We have received contract and grant funding from National Institute of Allergy and Infectious Diseases, or NIAID, and BARDA for the following development programs:

Product Candidate/Manufacturing	Funding Source	Award Date	Amount (Up to)	Performance Period
Anthrax immune globulin therapeutic	NIAID	9/2007	$9.5 million	9/2007 — 12/2011
Recombinant botulinum vaccine	NIAID	6/2008	$1.8 million	6/2008 — 5/2011
BioThrax dual adjuvant vaccine	NIAID	7/2008	$2.8 million	7/2008 — 6/2013
Anthrax monoclonal antibody therapeutic	NIAID/BARDA	9/2008	$24.3 million	9/2008 — 8/2012
BioThrax dual adjuvant vaccine	NIAID/BARDA	9/2008	$29.7 million	9/2008 — 9/2011
Double mutant recombinant protective antigen anthrax vaccine	NIAID	9/2009	$4.9 million	9/2009 — 8/2011
Large-scale manufacturing for BioThrax	BARDA	7/2010	$106.9 million	7/2010 — 9/2014

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

We believe that significant investment in product development is a competitive necessity and plan to continue these investments in order to be in a position to realize the potential of our product candidates. We expect that development spending for our product pipeline will increase as our product development activities continue based on ongoing advancement of our product candidates, and as we prepare for regulatory submissions and other regulatory activities. We expect that the magnitude of any increase in our research and development spending will be dependent upon such factors as the results from our ongoing preclinical studies and clinical trials, the size, structure and duration of any follow-on clinical programs that we may initiate, costs associated with manufacturing our product candidates on a large-scale basis for later stage clinical trials, and our ability to use or rely on data generated by government agencies, such as studies with BioThrax conducted by the Centers for Disease Control and Prevention, or CDC.

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

Results of Operations

Quarter Ended June 30, 2010 Compared to Quarter Ended June 30, 2009

Revenues

Product sales revenues decreased by $13.5 million, or 19%, to $55.9 million for the three months ended June 30, 2010 from $69.3 million for the three months ended June 30, 2009. This decrease in product sales revenues was primarily due to a lump-sum payment from HHS of $29.6 million related to the approval of four-year expiry dating for BioThrax received in June 2009, partially offset by a 15% increase in the sale price per dose and a 23% increase in the number of doses of BioThrax delivered in the three months ended June 30, 2010. Product sales revenues for the three months ended June 30, 2010 consisted of BioThrax sales to HHS of $53.5 million and aggregate international and other sales of $2.3 million. Product sales revenues for the three months ended June 30, 2009 consisted of BioThrax sales to HHS of $69.0 million, including the lump sum payment of $29.6 million, and aggregate international and other sales of $283,000.

Contracts and grants revenues increased by $2.4 million, or 62%, to $6.3 million for the three months ended June 30, 2010 from $3.9 million for the three months ended June 30, 2009. All contracts and grants revenues for the three months ended June 30, 2010 and 2009 were from NIAID and BARDA.

Cost of Product Sales

Cost of product sales increased by $648,000, or 6%, to $11.1 million for the three months ended June 30, 2010 from $10.4 million for the three months ended June 30, 2009. This increase was primarily attributable to the 23% increase in the number of BioThrax doses sold, partially offset by a decrease in cost per dose sold associated with increased production yield in the period during which the doses sold were produced.

Research and Development Expense

Research and development expenses decreased by $2.1 million, or 10%, to $18.6 million for the three months ended June 30, 2010 from $20.7 million for the three months ended June 30, 2009. This decrease reflects lower contract service costs, and includes decreased expenses of $3.2 million on product candidates categorized in the commercial segment, partially offset by increased expenses of $417,000 on product candidates that are categorized in the biodefense segment and increased expenses of $657,000 in other research and development, which are in support of technology platform development activities and central research and development activities.

The increase in spending on biodefense product candidates, detailed in the table below, was primarily attributable to the timing of development efforts on various programs as we completed various studies and prepared for subsequent studies and trials. The increase in spending for BioThrax related programs was due to the preparation for and conduct of clinical and non-clinical efficacy studies to support applications for marketing approval of these programs, along with formulation development and manufacture of clinical material. The decrease in spending for the rPA anthrax vaccine product candidate was primarily due to reduced spending while awaiting a potential development contract award from BARDA. The increase in spending for our double mutant recombinant protective antigen vaccine product candidate resulted from the timing of formulation and assay development. The decrease in spending for our anthrax immune globulin therapeutic product candidate was primarily due to the timing of clinical and non-clinical studies. The increase in spending for the anthrax monoclonal therapeutic product candidate was primarily for non-clinical efficacy and stability studies along with formulation development. The 2009 spending for our botulinum vaccine product candidates resulted from conducting non-clinical studies. We expect that spending for our botulinum vaccine candidates will remain minimal in the future, due primarily to reduced interest in and funding for these product candidates by the U.S. government.

The decrease in spending on commercial product candidates, detailed in the table below, was primarily attributable to the timing of development efforts and to the termination or scaling back of certain programs. The decrease in spending for our tuberculosis vaccine product candidate is related to the costs incurred in 2009 for the preparation and initiation of a Phase IIb clinical trial, which commenced in April 2009. The spending for Typhella decreased due to the manufacture of clinical material and conduct of a Phase IIb clinical trial in the United States, both of which were substantially completed during 2009. The spending for our influenza vaccine product candidate is related to preparation for and conduct of feasibility and immunogenicity studies.  The decrease in spending for our hepatitis B therapeutic vaccine product candidate was related to the cessation of the Phase II clinical trial in the United Kingdom and Serbia. We have significantly reduced ongoing spending with regard to this product candidate while we investigate options to sell or outlicense the related technology, and expect that future spending will be reduced. We expect spending for other commercial vaccine product candidates, including group B streptococcus, chlamydia and meningitis B, will continue to be minimal in the future.

The increase in other research and development expenses was primarily attributable to spending associated with technology platform development activities and central research and development activities.

We continue to assess, and may alter, our future development plans for our products and product candidates based on a variety of factors, including the interest of the U.S. government or non-governmental and philanthropic organizations in providing funding for further development or procurement.

Our principal research and development expenses for the three months ended June 30, 2010 and 2009 are shown in the following table:

	Three Months Ended
	June 30,
(in thousands)	2010	2009
Biodefense:
BioThrax related programs	$5,481	$4,166
Recombinant protective antigen anthrax vaccine	600	1,990
Double mutant recombinant protective antigen anthrax vaccine	1,586	80
Anthrax immune globulin therapeutic	2,294	2,741
Anthrax monoclonal therapeutic	2,339	957
Botulinum vaccines	15	1,964
Total biodefense	12,315	11,898
Commercial:
Tuberculosis vaccine	2,068	3,663
Typhella	639	1,219
Influenza vaccine	826	723
Hepatitis B therapeutic vaccine	95	1,129
Other commercial	83	129
Total commercial vaccine	3,711	6,863
Other	2,576	1,919
Total	$18,602	$20,680

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $1.7 million, or 9%, to $17.6 million for the three months ended June 30, 2010 from $19.4 million for the three months ended June 30, 2009. This decrease is primarily due to a decrease of $3.3 million in the impairment charge associated with our Frederick, Maryland facilities partially offset by increased personnel and professional services to support growth of the business. The majority of the expense is attributable to the biodefense segment, in which selling, general and administrative expenses increased by $635,000, or 5%, to $12.6 million for the three months ended June 30, 2010 from $12.0 million for the three months ended June 30, 2009. Selling, general and administrative expenses related to our commercial segment decreased by $2.4 million, or 32%, to $5.0 million for the three months ended June 30, 2010 from $7.4 million for the three months ended June 30, 2009.

Total Other Income (Expense)

Total other income increased by $91,000, or 31%, to $380,000 for the three months ended June 30, 2010 from $289,000 for the three months ended June 30, 2009. This increase resulted primarily from an increase in interest income of $71,000.

Income Taxes

Provision for income taxes decreased by $4.0 million, or 41%, to $5.8 million for the three months ended June 30, 2010 from $9.7 million for the three months ended June 30, 2009. The estimated effective tax rate for the three month periods ended June 30, 2010 and 2009 was 37% and 40%¸ respectively.  The decrease in provision for income taxes is primarily due to a $9.0 million decrease in our income before provision for income tax activities plus the loss attributable to noncontrolling interest. The decrease in the estimated effective tax rate was primarily due to increased deduction activities for domestic manufacturing activities.

Net Loss Attributable to Noncontrolling Interest

Net loss attributable to noncontrolling interest decreased by $1.2 million, or 76%, to $374,000 for the three months ended June 30, 2010 from $1.6 million for the three months ended June 30, 2009. The decrease resulted from the timing of clinical and development activities and related expenses incurred by our joint venture with the University of Oxford. These amounts represent the portion of the loss incurred by the joint venture for the three months ended June 30, 2010 and 2009 that is attributable to the University of Oxford.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Revenues

Product sales revenues decreased by $36.3 million, or 28%, to $94.7 million for the six months ended June 30, 2010 from $131.0 million for the six months ended June 30, 2009. This decrease in product sales revenues was primarily due to a lump-sum payment from HHS of $29.6 million related to the approval of four-year expiry dating for BioThrax received in June 2009 coupled with a 20% decrease in the number of doses delivered in the six months ended June 30, 2010, partially offset by a 17% increase in the sales price per dose. Product sales revenues for the six months ended June 30, 2010 consisted of BioThrax sales to HHS of $92.4 million and aggregate international and other sales of $2.4 million. Product sales revenues for the six months ended June 30, 2009 consisted of BioThrax sales to HHS of $130.7 million, including the lump-sum payment of $29.6 million, and aggregate international and other sales of $337,000.

Contracts and grants revenues increased by $7.5 million, or 112%, to $14.2 million for the six months ended June 30, 2010 from $6.7 million for the six months ended June 30, 2009. Contracts and grants revenues for the six months ended June 30, 2010 consisted of $13.5 million in development contract and grant revenue from NIAID and BARDA and $750,000 from a milestone payment related to the 2008 sale of technology rights and related materials and documentation pertaining to our Pertussis technology. Contracts and grants revenues for the six months ended June 30, 2009 consisted entirely of development contract and grant revenue from NIAID and BARDA.

Cost of Product Sales

Cost of product sales decreased by $7.2 million, or 28%, to $18.6 million for the six months ended June 30, 2010 from $25.8 million for the six months ended June 30, 2009. This decrease was attributable to a 20% decrease in the number of doses of BioThrax delivered coupled with a decrease in the cost per dose sold associated with increased production yield in the period in which the doses were produced.

Research and Development Expense

Research and development expenses increased by $1.9 million, or 5%, to $38.5 million for the six months ended June 30, 2010 from $36.6 million for the six months ended June 30, 2009. This increase reflects higher contract service costs, and includes increased expenses of $5.8 million on product candidates that are categorized in the biodefense segment, and increased expenses of $1.6 million in other research and development, which are in support of technology platform development activities and central research and development activities, partially offset by decreased expenses of $5.5 million on product candidates categorized in the commercial segment.

The increase in spending on biodefense product candidates, detailed in the table below, was primarily attributable to the timing of development efforts on various programs as we completed various studies and prepared for subsequent studies and trials. The increase in spending for BioThrax related programs was due to the preparation for and conduct of clinical and non-clinical feasibility, efficacy and stability studies to support applications for marketing approval of these programs, along with formulation development and manufacture of clinical material. The decrease in spending for the rPA anthrax vaccine product candidate was primarily due to reduced spending while awaiting a potential development contract award from BARDA. The increase in spending for our double mutant recombinant protective antigen vaccine product candidate resulted from the timing of formulation and assay development. The decrease in spending for our anthrax immune globulin therapeutic product candidate was primarily due to the timing of clinical and non-clinical studies. The increase in spending for the anthrax monoclonal therapeutic product candidate was primarily for formulation development, stability studies and the conduct of non-clinical studies. The spending for our botulinum vaccine product candidates resulted from conducting non-clinical studies. We expect that spending for our botulinum vaccine candidates will decrease in the future, due primarily to reduced interest in and funding for these product candidates by the U.S. government.

The decrease in spending on commercial product candidates, detailed in the table below, was primarily attributable to the timing of development efforts and to the termination or scaling back of certain programs. The decrease in spending for our tuberculosis vaccine product candidate is related to the costs incurred in 2009 for the preparation and initiation of a Phase IIb clinical trial, which commenced in April 2009. The decrease in spending for Typhella resulted from the manufacture of clinical material and conduct of a Phase IIb clinical trial in the United States, both of which were substantially completed during 2009.  The spending for our influenza vaccine product candidate is related to preparation for and conduct of feasibility and immunogenicity studies.  The decrease in spending for our hepatitis B therapeutic vaccine product candidate was related to the cessation of the Phase II clinical trial in the United Kingdom and Serbia. We have significantly reduced ongoing spending with regard to this product candidate while we investigate options to sell or outlicense the related technology, and expect that future spending will be reduced. We expect spending for other commercial vaccine product candidates, including group B streptococcus, chlamydia and meningitis B, will continue to be minimal in the future.

The increase in other research and development expenses was primarily attributable to spending associated with technology platform development activities and central research and development activities.

Our principal research and development expenses for the six months ended June 30, 2010 and 2009 are shown in the following table:

	Six Months Ended
	June 30,
(in thousands)	2010	2009
Biodefense:
BioThrax related programs	$11,318	$7,355
Recombinant protective antigen anthrax vaccine	1,450	3,814
Double mutant recombinant protective antigen anthrax vaccine	3,092	221
Anthrax immune globulin therapeutic	3,890	4,546
Anthrax monoclonal therapeutic	5,823	1,968
Botulinum vaccines	591	2,507
Total biodefense	26,164	20,411
Commercial:
Tuberculosis vaccine	4,322	5,786
Typhella	1,237	3,551
Influenza vaccine	1,589	1,132
Hepatitis B therapeutic vaccine	231	1,846
Other commercial	158	675
Total commercial vaccine	7,537	12,990
Other	4,823	3,189
Total	$38,524	$36,590

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $1.5 million, or 4%, to $33.8 million for the six months ended June 30, 2010 from $35.3 million for the six months ended June 30, 2009. This decrease is primarily due to a decrease of $2.8 million in the impairment charges associated with our Frederick, Maryland facilities, partially offset by increased personnel and professional services to support growth of the business. The majority of the expense is attributable to the biodefense segment, in which selling, general and administrative expenses increased by $1.4 million, or 5%, to $24.8 million for the six months ended June 30, 2010 from $23.4 million for the six months ended June 30, 2009. Selling, general and administrative expenses related to our commercial segment, decreased by $2.9 million, or 25%, to $9.0 million for the six months ended June 30, 2010 from $12.0 million for the six months ended June 30, 2009.

Total Other Income (Expense)

Total other income increased by $194,000, or 35%, to $755,000 for the six months ended June 30, 2010 from $561,000 for the six months ended June 30, 2009. This increase resulted primarily from an increase in interest income of $159,000.

Income Taxes

Provision for income taxes decreased by $9.7 million, or 57%, to $7.4 million for the six months ended June 30, 2010 from $17.1 million for the six months ended June 30, 2009.  The estimated effective tax rate for the six month periods ended June 30, 2010 and 2009 was 37% and 40%, respectively. The decrease in the provision for income taxes was primarily due to the decrease in our income before provision for income taxes plus the loss attributable to noncontrolling interest of $23.4 million. The decrease in the estimated effective annual tax rate was primarily due to an increased deduction for domestic manufacturing activities.

Net Loss Attributable to Noncontrolling Interest

Net loss attributable to noncontrolling interest decreased by $1.6 million, or 61%, to $979,000 for the six months ended June 30, 2010 from $2.5 million for the six months ended June 30, 2009. The decrease resulted from the timing of clinical and development activities and related expenses incurred by our joint venture with the University of Oxford. These amounts represent the portion of the loss incurred by the joint venture for the six months ended June 30, 2010 and 2009 that is attributable to the University of Oxford.

Liquidity and Capital Resources

Sources of Liquidity

We have funded our cash requirements from inception through June 30, 2010 principally with a combination of revenues from BioThrax product sales, debt financings and facilities leases, development funding from government entities and non-government and philanthropic organizations, the net proceeds from our initial public offering and from the sale of our common stock upon exercise of stock options. We have operated profitably for each of the five years ended December 31, 2009 and for the six months ended June 30, 2010.

As of June 30, 2010, we had cash and cash equivalents of $102.2 million. Additionally, at June 30, 2010 our accounts receivable balance was $45.8 million.

Cash Flows

The following table provides information regarding our cash flows for the six months ended June 30, 2010 and 2009:

	Six Months Ended
	June 30,
(in thousands)	2010	2009
Net cash provided by (used in):
Operating activities(1)	$21,028	$20,107
Investing activities	(8,631)	(9,094)
Financing activities	(13,128)	22
Total net cash provided by (used in)	$(731)	$11,035

(1)	Includes the effect of exchange rates on cash and cash equivalents.

Net cash provided by operating activities of $21.0 million for the six months ended June 30, 2010 was due principally to net income attributable to Emergent BioSolutions Inc. of $12.3 million along with non-cash charges of $3.4 million for stock compensation, $2.6 million for depreciation and amortization and $1.0 million related to the impairment of our Frederick facilities.

Net cash provided by operating activities of $20.1 million for the six months ended June 30, 2009 was due principally to our net income attributable to Emergent BioSolutions Inc. of $26.0 million, an increase in income taxes payable of $8.2 million due to the timing of payments for our expected 2009 income tax liability, a decrease in inventories of $6.9 million reflecting the value of BioThrax lots delivered and a non-cash charge of $3.8 million related to the impairment of our Frederick facilities.  These amounts were partially offset by an increase in accounts receivable of $30.5 million due to amounts billed but not collected as of June 30, 2009.

Net cash used in investing activities for the six months ended June 30, 2010 and 2009 of $8.6 million and $9.1 million, respectively, resulted principally from the construction and related costs for our large-scale manufacturing facility in Lansing, Michigan and infrastructure investments and other equipment.

Net cash used in financing activities of $13.1 million for the six months ended June 30, 2010 resulted primarily from $31.6 million in principal payments on indebtedness, including $30.0 million in payments on our revolving line of credit with Fifth Third Bank, partially offset by $15.0 million in proceeds from borrowings under our revolving line of credit with Fifth Third Bank, $2.8 million in proceeds from stock option exercises and $709,000 related to excess tax benefits from the exercise of stock options.

Net cash provided by financing activities of $22,000 for the six months ended June 30, 2009 resulted primarily from $30.0 million in proceeds from borrowings under our revolving line of credit with Fifth Third Bank, $513,000 related to excess tax benefits from the exercise of stock options and $1.1 million in proceeds from stock option exercises, partially offset by $31.6 million in principal payments on indebtedness, including $30.0 million in payments on our revolving line of credit with Fifth Third Bank.

Debt Financing

As of June 30, 2010, we had $49.1 million principal amount of debt outstanding, comprised primarily of the following:

•
$2.5 million outstanding under a loan from the Department of Business and Economic Development of the State of Maryland used to finance eligible costs incurred to purchase our first facility in Frederick, Maryland;

•	$5.9 million outstanding under a mortgage loan from PNC Bank used to finance the remaining portion of the purchase price for our first Frederick facility;
•	$7.0 million outstanding under a mortgage loan from HSBC Realty Credit Corporation used to finance a portion of the purchase price for our second facility on the Frederick site;
•	$22.0 million outstanding under a term loan from HSBC Realty Credit Corporation used to finance a portion of the costs of our facility expansion in Lansing, Michigan;
•	$6.7 million outstanding under a mortgage loan from HSBC Realty Credit Corporation used to finance a portion of the purchase price of our facility in Baltimore, Maryland; and
•	$5.0 million outstanding under a mortgage loan from HSBC Realty Credit Corporation used to finance a portion of the purchase price of our facility in Gaithersburg, Maryland.

   Funding Requirements

We expect to continue to fund our anticipated operating expenses, capital expenditures and debt service requirements from existing cash and cash equivalents, revenues from BioThrax product sales, development contract and grant funding, and our existing line of credit. There are numerous risks and uncertainties associated with BioThrax product sales and with the development and commercialization of our product candidates.  We may seek additional external debt financing to provide additional financial flexibility. Our future capital requirements will depend on many factors, including:

•	the level and timing of BioThrax product sales and cost of product sales;
•	our ability to obtain funding from government entities and non-government and philanthropic organizations for our development programs;
•	the acquisition of new facilities, and capital improvements to new or existing facilities;
•
the timing of, and the costs involved in, completion of qualification and validation activities related to our large-scale manufacturing facility in Lansing, Michigan, the build out of our new manufacturing facility in Baltimore, Maryland, and any other new facilities;

•	the scope, progress, results and costs of our preclinical and clinical development activities;
•	the costs, timing and outcome of regulatory review of our product candidates;
•	the number of, and development requirements for, other product candidates that we may pursue;
•	the costs of commercialization activities, including product marketing, sales and distribution;
•	the extent to which we lend money to, and our able to obtain repayment from, third parties ;
•	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other patent-related costs, including litigation costs and the results of such litigation;
•	the extent to which we acquire or invest in companies, businesses, products and technologies; and
•	our ability to establish and maintain collaborations.

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

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is currently confined to our cash and cash equivalents and restricted cash that have maturities of less than three months, and our long-term indebtedness. We currently do not hedge interest rate exposure on foreign currency exchange exposure, and the movement of interest rates and foreign currency exchange rates could have an adverse or positive impact on our results of operations. We have not used derivative financial instruments for speculation or trading purposes. Because of the short-term maturities of our cash and cash equivalents, we do not believe that an increase in market rates would have a significant impact on the realized value of our investments, but would likely increase the interest cost associated with our debt.

ITEM 4.                CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2010, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, occurred during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.      OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS

Litigation Against Protein Sciences Corporation.   We are currently pursuing several legal actions against Protein Sciences Corporation, or PSC, and its senior management arising out of a letter of intent, a loan and security agreement and related promissory note, and an asset purchase agreement between us and PSC that were entered into in 2008. Under those agreements, we agreed to acquire substantially all of PSC’s assets and to provide funding to PSC to enable it to continue operations through the anticipated closing date of the asset purchase transaction. Between March 2008 and June 2008, we provided PSC with $10 million in funding under the loan and security agreement and related promissory note. PSC’s obligations to us under these agreements are secured by substantially all of PSC’s assets, including PSC’s intellectual property. In early 2009, we entered into a forbearance agreement pursuant to which we agreed not to foreclose on the collateral prior to May 31, 2009. The note accrued interest at an annual rate of 8% through December 31, 2008, a default rate of 11% through May 31, 2009, and a default rate of 14% since June 1, 2009. PSC has not repaid any portion of the loan. As of June 30, 2010, $10 million of principal was outstanding and $2.5 million of interest was accrued and unpaid.

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

On June 8, 2009, we initiated legal proceedings in the Superior Court of the State of Connecticut, Judicial District of New Haven, to acquire possession of the physical assets by foreclosing on PSC’s physical assets that secure the loan.  PSC has filed a motion to stay the Connecticut action for possession pending a decision in the New York litigation against PSC.  On May 20, 2010, the Connecticut state court granted PSC’s motion to stay the action. We intend to continue to pursue the Connecticut action for possession of PSC’s physical assets in an effort to recover amounts due to us.

On July 9, 2008, we initiated legal proceedings against PSC in the Supreme Court of the State of New York. This lawsuit includes, among other claims, claims for fraud, breach of contract, breach of the duty of good faith and fair dealing, unjust enrichment and unfair business practices. We are seeking monetary damages of no less than $13 million, punitive damages, declaratory judgment, injunctive relief to protect the collateral for the loan, and other appropriate relief. PSC has not asserted any counterclaims in this lawsuit, but stated that it may assert counterclaims for “among other things, breach of contract, intentional misrepresentations, tortious interference with business relations and unfair trade practices.”  On July 19, 2010, we filed a motion for summary judgment in lieu of complaint in the Supreme Court of the State of New York seeking repayment of its loan and interest. Our primary intention is to obtain full repayment of the loan, but we reserve the right to pursue the additional relief as described in pleadings in the lawsuits.

On October 3, 2008, we initiated legal proceedings against PSC’s executive management team of Daniel D. Adams, PSC’s Executive Chairman, and Manon M.J. Cox, PSC’s President and Chief Executive Officer. This lawsuit is pending in the United States District Court for the District of Connecticut and alleges, among other things, that these individuals engaged in fraudulent conduct in connection with their efforts to obtain $10 million in bridge financing from us. Mr. Adams and Ms. Cox moved to dismiss this action, and the court denied that motion with respect to the fraud claims and granted it with respect to the unfair business practice claims. We are seeking monetary damages of no less than $13 million, punitive damages, declaratory judgment, injunctive relief to protect the collateral for the loan, and other appropriate relief. Mr. Adams and Ms. Cox have not yet asserted any counterclaims in the lawsuit.  On July 6, 2010, Mr. Adams and Ms. Cox filed a motion for summary judgment.  We intend to pursue full repayment of the loan, as well as other relief as described in pleadings in the lawsuit.

Patent Oppositions.  Our modified vaccinia Ankara virus, or MVA, platform technology, which has the potential to be used as a viral vector for delivery of certain vaccine antigens for different disease-causing organisms, is based in part on rights to certain MVA-related materials and technology that we acquired from the Bavarian State Ministry of the Environment and Public Health.  Between September 2006 and January 2009, we filed patent oppositions in the European Patent Office against four patents covering certain aspects of MVA technology held by Bavarian Nordic A/S.  In each of the four pending opposition proceedings, the subject patents have also been opposed by one or more additional parties, including Sanofi Pasteur, Transgene, Baxter, Virbac, and Innogenetics.  We and the other opponents have alleged that the opposed patents should be revoked for failure to fulfill one or more of the patentability requirements of the European Patent Convention, such as the requirements for novelty and inventive step.  In each opposition, we expect that a single hearing will be held before the Opposition Division of the European Patent Office, in which each opponent will present oral argument and Bavarian Nordic will present rebuttal arguments.  The first of these hearings, which occurred in June 2010, resulted in the Bavarian Nordic patent under consideration being maintained but narrowed in scope. A time period has been set for all parties to file appeals, and we anticipate all appeals to be filed by the end of the first quarter of 2011.  The Opposition Division scheduled hearings in two of the other pending oppositions for October 2010 and a hearing on the fourth pending opposition for January 2011.  We routinely monitor the grant of further Bavarian Nordic European patents to determine whether any additional oppositions should be filed.

Other. We are, and may in the future become, subject to other legal proceedings, claims and litigation arising in the ordinary course of our business in connection with the manufacture, distribution and use of our products and product candidates. For example, Emergent BioDefense Operations Lansing Inc., or EBOL, was a defendant, along with many other vaccine manufacturers, in a series of lawsuits that have been filed in various state and federal courts in the United States alleging that thimerosal, a mercury-containing preservative used in the manufacture of some vaccines, caused personal injuries, including brain damage, central nervous system damage and autism. The last of the lawsuits in which EBOL was named a defendant, which were pending in California, were dismissed without prejudice in July 2010.  We no longer manufacture any products that contain thimerosal.

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

Our business may be harmed as a result of the government contracting process, a competitive bidding process that involves risks and requirements not present in commercial contracting.

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

The U.S. government may choose not to award us future contracts for the supply of anthrax vaccines and other biodefense product candidates that we are developing, or may instead award such contracts to our competitors. If we are unable to win particular contracts, we may not be able to operate in the market for products that are provided under those contracts for a number of years.  For example, in December 2009, the Biomedical Advanced Research and Development Authority, or BARDA, cancelled a previously issued procurement request for proposal for a recombinant protective antigen, or rPA, anthrax vaccine for the SNS for which we had submitted a proposal. BARDA subsequently issued a Broad Agency Announcement, or BAA, for the development of an rPA anthrax vaccine and we submitted a new proposal responding to the BAA in January 2010.  Additionally, if we are unable to consistently win new contract awards over an extended period, or if we fail to anticipate all of the costs and resources that will be required to secure such contract awards, our growth strategy and our business, financial condition and operating results could be materially adversely affected.

Our U.S. government contracts for BioThrax require ongoing funding decisions by the government. Reduced or discontinued funding of these contracts could cause our financial condition and operating results to suffer materially.

Our principal customer for BioThrax is the U.S. government. We anticipate that the U.S. government will also be the principal customer for any other biodefense products that we successfully develop. Over its lifetime, a U.S. government program may be implemented through the award of many different individual contracts and subcontracts. The funding of some government programs is subject to Congressional appropriations, generally made on a fiscal year basis even though a program may continue for several years. Our government customers are subject to stringent budgetary constraints and political considerations. For example, the sale of most of the doses supplied under our most recent contract with HHS was subject to the annual appropriations process. If levels of government expenditures and authorizations for biodefense decrease or shift to programs in areas where we do not offer products or are not developing product candidates, our business, revenues and operating results may suffer.

The success of our business with the U.S. government depends on our compliance with regulations and obligations under our U.S. government contracts and various federal statutes and regulations.

Our business with the U.S. government is subject to specific procurement regulations and a variety of other legal compliance obligations. These laws and rules include those related to:

•	procurement integrity;
•	export control;
•	government security;
•	employment practices;
•	protection of the environment;
•	accuracy of records and the recording of costs; and
•	foreign corrupt practices.

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

As of June 30, 2010, we had $49.1 million principal amount of debt outstanding. We may seek to raise substantial external debt financing to provide additional financial flexibility. The assumption of debt could have significant adverse consequences, including:

•
requiring us to dedicate a substantial portion of any cash flow from operations to the payment of interest on, and principal of, our debt, which will reduce the amounts available to fund working capital, capital expenditures, product development efforts and other general corporate purposes;

•	increasing the amount of interest that we have to pay on debt with variable interest rates if market rates of interest increase;
•	increasing our vulnerability to general adverse economic and industry conditions;
•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete; and
•	placing us at a competitive disadvantage compared to our competitors that have less debt or better debt servicing options.

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

As of June 30, 2010, we had $102.2 million of cash and cash equivalents. Our future capital requirements will depend on many factors, including:

•	the level and timing of BioThrax product sales and cost of product sales;
•	our ability to obtain funding from government entities and non-government and philanthropic organizations for our development programs;
•	the acquisition of new facilities and capital improvements to new or existing facilities;
•
the timing of, and the costs involved in, completion of qualification and validation activities related to our large-scale manufacturing facility in Lansing, Michigan, the build out of our new manufacturing facility in Baltimore, Maryland and any other new facilities;

•	the scope, progress, results and costs of our preclinical and clinical development activities;
•	the costs, timing and outcome of regulatory review of our product candidates;
•	the number of, and development requirements for, other product candidates that we may pursue;
•	the costs of commercialization activities, including product marketing, sales and distribution;
•	the extent to which we lend money to, and our able to obtain repayment from, third parties ;
•	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other patent-related costs, including litigation costs and the results of such litigation;
•	the extent to which we acquire or invest in companies, businesses, products and technologies; and
•	our ability to establish and maintain collaborations.

To the extent our capital resources are insufficient to meet our future capital requirements, we will need to finance our cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. Current economic conditions may make it difficult to obtain financing on attractive terms or at all. Lenders may be able to impose covenants on us that could be difficult to satisfy, which could put us at increased risk of defaulting on debt. If financing is unavailable or lost, we could be forced to delay, reduce the scope of or eliminate our research and development programs or reduce our planned commercialization efforts.

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

We continually evaluate alternatives for the manufacture of various product candidates. We may seek to acquire one or more additional facilities or sign agreements with contract manufacturing organizations. We have constructed a large-scale manufacturing facility on our Lansing, Michigan campus for which we received an award from BARDA in July 2010 for scale-up, qualification and validation to manufacture BioThrax. Additionally, in 2009, we acquired a facility in Baltimore, Maryland that we expect to utilize for certain product development or manufacturing projects. In order to do so, we anticipate that we will be required to make certain capital expenditures to upgrade and maintain this facility.

Constructing, preparing and maintaining a facility for manufacturing purposes is a significant project. For example, the process for qualifying and validating our Lansing, Michigan facility for FDA licensure will be costly and time consuming, may result in unanticipated delays and may cost more than expected due to a number of factors, including regulatory requirements. The costs and time required to comply with current good manufacturing practices, or cGMP, regulations or similar regulatory requirements for sales of our products outside the U.S. may be significant. If our qualification and validation activities are delayed, we may not be able to meet our obligations to our customers, which may limit our opportunities for growth. Costs associated with constructing, qualifying and validating manufacturing facilities could require us to raise additional funds from external sources, and we may not be able to do so on favorable terms or at all.

BioThrax and our product candidates are complex to manufacture and ship, which could cause us to experience delays in revenues or shortages of products.

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

We also depend on certain single-source suppliers for materials and services necessary for the manufacture of BioThrax and our  product candidates. A disruption in the availability of such materials or services from these suppliers could require us to qualify and validate alternative suppliers. If we are unable to locate or establish alternative suppliers, our ability to manufacture our products could be adversely affected and also could cause us to fail to satisfy customer orders or contractual commitments, lead to a termination of one or more of our contracts, lead to delays in our clinical trials or result in litigation or regulatory action against us, any of which could be costly to us and otherwise harm our business.

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

We have outsourced the operation for filling BioThrax into vials to a single company. Our contract with this company expires on December 31, 2010. We have not established internal redundancy for our filling functions; however, we have identified and contracted with an additional provider that we believe can handle our filling needs. Before this additional provider can perform filling services for us, it must be qualified and licensed by the FDA. Such qualification and licensure may require use of a significant number of doses of BioThrax for consistency lots and stability testing that we may not be able to sell in the future once testing is complete. If our existing BioThrax filler is unable to perform filling services for us, we would need to obtain FDA approval of our potential substitute filler, engage, qualify and license an alternative filling company or develop our own filling capabilities. Any new contract filling company or filling capabilities that we acquire or develop will need to be approved by the FDA. Identifying and engaging a new contract filling company or developing our own filling capabilities and obtaining FDA approval could involve significant time and cost. As a result, we might not be able to deliver BioThrax orders on a timely basis and our revenues could decrease.

Our business may be harmed if we do not adequately forecast customer demand.

The timing and amount of customer demand is difficult to predict. We may not be able to scale-up our production quickly enough to fill any new customer orders on a timely basis. This could cause us to lose new business and possibly existing business. For example, we may not be able to scale-up manufacturing processes for our product candidates to allow production of commercial quantities at a reasonable cost or at all. Furthermore, if we overestimate customer demand, or choose to commercialize products for which the market is smaller than we anticipate, we could incur significant unrecoverable costs from creating excess capacity. In addition, if we do not successfully develop and commercialize any of our product candidates, we may never utilize the production capacity that we expect to have available.

If third parties do not manufacture our product candidates in sufficient quantities and at an acceptable cost or in compliance with regulatory requirements and specifications, the development and commercialization of our product candidates could be delayed, prevented or impaired.

We currently rely, or plan to rely, on third parties to manufacture the supplies of some or all of our vaccine and therapeutic product candidates that we require for preclinical and clinical development. Any significant delay in obtaining adequate supplies of our product candidates could adversely affect our ability to develop or commercialize these product candidates. For example, in 2008 the initial manufacturer of our anthrax monoclonal therapeutic product candidate informed us it was discontinuing contract manufacturing operations and we were forced to secure alternative manufacturing resources.

In addition, we expect that we will rely on third parties for a portion of the manufacturing process for commercial supplies of product candidates that we successfully develop, including fermentation for some of our vaccine product candidates, plasma fractionation and purification and contract fill and finish operations, and we rely on those manufacturers to comply with a wide variety of rules and regulations. If our contract manufacturers are unable to scale-up production to generate enough materials for commercial launch, if manufacturing is of insufficient quality, or if the costs of manufacturing are prohibitively high, the success of those products may be jeopardized. For example, we are currently evaluating manufacturing alternatives for Typhella in countries in which we believe manufacturing costs will be economical. Our current and anticipated future dependence upon others for the manufacture of our product candidates may adversely affect our ability to develop product candidates and commercialize any products that receive regulatory approval on a timely and competitive basis.

We operate under short-term supply agreements with a number of third party manufacturers that are not obligated to accept any purchase orders we may submit. If any third party terminates its agreement with us, or otherwise fails to fulfill our purchase orders, we would need to rely on alternative sources or develop our own manufacturing capabilities to satisfy our requirements.

If alternative suppliers are not available or are delayed in fulfilling our requirements, or if we are unsuccessful in developing our own manufacturing capabilities, we may not be able to obtain adequate supplies of our product candidates on a timely basis. A change of manufacturers would require review and approval by the FDA and the applicable foreign regulatory agencies. This review and approval may be costly and time consuming. There are a limited number of manufacturers that operate under cGMP requirements and that are both capable of manufacturing for us and willing to do so.

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

We have invested a significant portion of our efforts and financial resources in the development of our vaccines and therapeutic product candidates. In addition to BioThrax sales, our ability to generate near term revenue is dependent on the success of our development programs, on the U.S. government’s interest in providing development funding for or procuring our product candidates, on the interest of non-governmental organizations in providing grant funding for development of our product candidates and on the commercial viability of those product candidates. The commercial success of our product candidates will depend on many factors, including accomplishing the following in an economical manner:

•	successful development, formulation and cGMP scale-up of biological manufacturing that meets FDA requirements;
•	successful development of animal models;
•	successful completion of non-clinical development, including studies in approved animal models;
•	the expense of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
•	successful completion of clinical trials;
•	receipt of marketing approvals from the FDA and equivalent foreign regulatory authorities;
•	procurement of our biodefense product candidates prior to FDA approval;
•	establishing commercial manufacturing processes of our own or arrangements with contract manufacturers;
•	manufacturing stable commercial supplies of product candidates, including materials based on recombinant technology;
•	launching commercial sales of the product candidate, whether alone or in collaboration with others; and
•	acceptance of the product candidate by potential government customers, physicians, patients, healthcare payors and others in the medical community.

If, as a result of the foregoing factors or otherwise, we are prevented from developing and commercializing a product candidate in an economically acceptable manner, that product program may be adversely affected and the commercial success of the product candidate may be harmed.  For example, we recently agreed to extend the commencement date of the commercial term for manufacture of our anthrax immune globulin therapeutic product candidate.  We are currently in negotiations with Talecris for a longer-term resolution regarding commercial production; however, in the event that we are not able to negotiate a satisfactory resolution we may be required to explore other options for our anthrax immune globulin program that could result in less favorable commercial success for this product candidate, or no commercial success at all.

We will not be able to commercialize our product candidates if our preclinical development efforts are not successful, our clinical trials do not demonstrate safety or our clinical trials or animal studies do not demonstrate efficacy.

Before obtaining regulatory approval for the sale of our product candidates, we must conduct extensive preclinical studies and clinical trials to establish proof of concept, safety and efficacy of our product candidates.Preclinical and clinical testing is expensive, difficult to design and implement, can take many years to complete, and the outcome of such trials is uncertain. Success in preclinical testing and early clinical trials does not ensure that later clinical trials or animal efficacy studies will be successful, and interim results of a clinical trial or animal efficacy study do not necessarily predict final results.  For example, in December 2008, we and Sanofi Pasteur determined that the joint efforts of our collaboration related to our meningitis B product development program had not identified a viable product candidate, which effectively ended most development activities under this collaboration

We expect to rely on FDA regulations known as the “animal rule” to obtain approval for certain of our product candidates. The animal rule permits the use of animal efficacy studies together with human clinical safety and immunogenicity trials to support an application for marketing approval. These regulations are relatively new, and we have limited experience in the application of these rules to the product candidates that we are developing. It is possible that results from these animal efficacy studies may not be predictive of the actual efficacy of our vaccine and therapeutic product candidates in humans. If we are not successful in completing the development and commercialization of our vaccine and therapeutic product candidates, or if we are significantly delayed in doing so, our business will be materially harmed.

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

•	we might have to suspend or terminate our clinical trials if the participants are being exposed to unacceptable health risks;
•	regulators or institutional review boards may require that we hold, suspend or terminate clinical development for various reasons, including noncompliance with regulatory requirements;
•	regulators may determine that service providers we use in the conduct of a clinical trial are precluded from providing such services;
•	the cost of our clinical trials could escalate and become cost prohibitive;
•	any regulatory approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the product not commercially viable;
•	we may not be successful in recruiting a sufficient number of qualifying subjects for our clinical trials; and
•	the effects of our product candidates may not be the desired effects or may include undesirable side effects or the product candidates may have other unexpected characteristics.

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

If we are required to conduct additional clinical trials or other testing of our product candidates beyond those that we currently contemplate, if our clinical trials are not well designed, if we are unable to successfully complete our clinical trials or other testing, or if the results of these trials or tests are not positive, we may:

•	be delayed in obtaining marketing approval for our product candidates;
•	obtain approval for indications that are not as broad as intended; or
•	not be able to obtain marketing approval.

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

        Government regulations may make it difficult for us to achieve significant sales of BioThrax to customers other than the U.S. government. For example, many foreign governments require licensure of BioThrax in their jurisdiction before they will consider procuring doses. Additionally, we are subject to export control laws imposed by the U.S. government. Although there are currently only limited restrictions on the export of BioThrax and related technology, the U.S. government may decide, particularly in the current environment of elevated concerns about global terrorism, to increase the scope of export prohibitions. These prohibitions could limit our sales of BioThrax to foreign governments and other foreign customers. In addition, U.S. government demand for an anthrax vaccine may limit supplies of BioThrax available for sale to non-U.S. government customers. For example, our efforts to develop domestic commercial and international sales may be impeded by the DoD’s right under the Defense Production Act to require us to deliver more doses than we currently anticipate. Furthermore, the DoD’s sale of BioThrax to foreign governments under the Foreign Military Sales program has had and may continue to have an adverse effect on our ability to sell BioThrax internationally.

Our ability to meet any potential increased demand that develops for sales of BioThrax to customers other than the U.S. government depends on our available production capacity. We use substantially all of our current production capacity at our FDA-approved manufacturing facility in Lansing, Michigan to manufacture BioThrax for current sales to U.S. government customers. Additionally, we have constructed a large-scale manufacturing facility at our Lansing campus that is available for production of BioThrax, subject to final qualification and validation activities. To prepare for the event that we obtain significant orders for BioThrax from customers other than the U.S. government that cannot be accommodated by our existing facilities, we may explore additional manufacturing alternatives that would enable us to increase our manufacturing capacity and, as a result, allow us to increase sales of BioThrax to customers other than the U.S. government. If we are successful in this effort, it could be several years until a facility is qualified and validated and able to produce saleable vaccine. If we are unsuccessful in this effort, our opportunities for growth could be limited.

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

Compliance with the FCPA is expensive and difficult, particularly in countries in which corruption is a recognized problem. In addition, the FCPA presents particular challenges in the pharmaceutical industry because, in many countries, hospitals are operated by the government, and doctors and other hospital employees are considered foreign officials. Certain payments by third parties to hospitals in connection with clinical studies and other work have been deemed to be improper payments to government officials and have led to FCPA enforcement actions. China is an example of one jurisdiction in which we are contemplating future expansion where we will need to exercise caution to ensure our compliance with the FCPA.

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

The failure to comply with laws governing international business practices may result in substantial penalties, including suspension or debarment from government contracting. Violation of the FCPA can result in significant civil and criminal penalties. Indictment alone under the FCPA can lead to suspension of the right to do business with the U.S. government until the pending claims are resolved. Conviction of a violation of the FCPA can result in long-term disqualification as a government contractor. The termination of a government contract or relationship as a result of our failure to satisfy any of our obligations under laws governing international business practices would have a negative impact on our operations and harm our reputation and ability to procure government contracts. The SEC also may suspend or bar issuers from trading securities on United States exchanges for violations of the FCPA’s accounting provisions.

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

In addition, notwithstanding favorable findings regarding the safety and efficacy of BioThrax by the FDA in its final ruling in December 2005, the Government Accountability Office reiterated concerns regarding BioThrax in Congressional testimony in May 2006 that it had previously identified beginning in 1999. These concerns include the then-licensed six-dose regimen and annual booster doses, questions about the long-term and short-term safety of the vaccine, including how safety is affected by gender differences, and uncertainty about the vaccine’s efficacy against inhalational anthrax. Continued reiteration of these concerns could have a detrimental effect on the market’s acceptance of BioThrax.

The use of vaccines carries a risk of adverse health effects. The adverse reactions that have been associated with the administration of BioThrax include local reactions, such as redness, swelling and temporary limitation of motion in the inoculated arm, and systemic reactions, such as headache, fever, chills, nausea and general body aches. In addition, some serious adverse events have been reported to the vaccine adverse event reporting system database maintained by the CDC and the FDA with respect to BioThrax, including diabetes, heart attacks, autoimmune diseases, including Guillian Barre syndrome, lupus, multiple sclerosis, lymphoma and death. None of these events have been causally linked to the administration of BioThrax.  The report of any adverse event to the vaccine adverse event reporting system database is not proof that the vaccine caused such event.

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

Products developed to treat diseases caused by or to combat the threat of bioterrorism are subject to changing political and social environments. The political and social responses to bioterrorism have been highly charged and unpredictable. Political or social pressures or changes in the perception of the risk that military personnel or civilians could be exposed to biological agents as weapons of bioterrorism may delay or cause resistance to bringing our products to market or limit pricing or purchases of our products, which would harm our business.

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

We have a small sales and marketing group. If we are unable to expand our internal capabilities or enter into agreements with third parties, we may be unable to generate revenue from product sales to customers other than the U.S. government.

To achieve commercial success for any approved product, we must either develop our own sales and marketing capabilities or outsource these functions to third parties. We currently market and sell BioThrax through a small, targeted sales and marketing group. We plan to continue to do so and expect that we will use a similar approach for sales to the U.S. government of any other biodefense product candidates that we successfully develop. However, to increase our sales of BioThrax to state and local governments and foreign governments and create an infrastructure for future sales of other biodefense products to these customers, we plan to expand our sales and marketing organization, which will be expensive and time consuming.

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

The development and commercialization of new vaccine and therapeutic products is highly competitive. We face competition with respect to BioThrax, our current product candidates and any products we may seek to develop or commercialize in the future from pharmaceutical companies and biotechnology companies worldwide. Potential competitors also include academic institutions, government agencies and other public and private research institutions that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

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

Although BioThrax is the only anthrax vaccine approved by the FDA for the prevention of anthrax infection, the government is funding the development of new products that could compete with BioThrax, and could eventually procure those new products in addition to, or instead of, BioThrax, potentially reducing our BioThrax revenues. We also face competition for our biodefense product candidates. For example, HHS has awarded a development and SNS procurement contract to a competitor for an anthrax immune globulin therapeutic and is assisting this company in its production efforts by providing it with BioThrax doses that we delivered for placement into the SNS so that the competitor can immunize donors and obtain plasma for the competitor’s anthrax immune globulin therapeutic product candidate. HHS has awarded another development and SNS procurement contract to another competitor for an anthrax monoclonal antibody as a post-exposure therapeutic for anthrax infection.

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

The Public Readiness and Emergency Preparedness Act, or PREP Act, which was signed into law in December 2005, creates immunity for manufacturers of biodefense countermeasures when the Secretary of HHS issues a declaration for their manufacture, administration or use. A PREP Act declaration is meant to provide immunity from all claims under state or federal law for loss arising out of the administration or use of a covered countermeasure. Manufacturers are not entitled to protection under the PREP Act in cases of willful misconduct. Upon a declaration by the Secretary of HHS, a compensation fund is created to provide “timely, uniform, and adequate compensation to eligible individuals for covered injuries directly caused by the administration or use of a covered countermeasure.” The “covered injuries” to which the program applies are defined as serious physical injuries or death. Individuals are permitted to bring a willful misconduct action against a manufacturer only after they have exhausted their remedies under the compensation program. Therefore, a willful misconduct action could be brought against us if any individuals exhausted their remedies under the compensation program and thereby expose us to liability. In October 2008, the Secretary of HHS issued a PREP Act declaration identifying BioThrax and our anthrax immune globulin therapeutic product candidate as covered countermeasures. We do not know, however, whether the PREP Act will provide adequate protection or survive anticipated legal challenges to its validity.

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

BioThrax is currently identified as a covered countermeasure under a PREP Act declaration issued in October 2008, which provides us with immunity with respect to the manufacture, administration or use of BioThrax. Under our prior BioThrax contracts with the DoD and HHS, the U.S. government agreed to indemnify us against claims by third parties for death, personal injury and other damages related to BioThrax, including reasonable litigation and settlement costs, to the extent that the claim or loss results from specified risks not covered by insurance or caused by our grossly negligent or criminal behavior. As required under our prior BioThrax contracts, we have notified the DoD of personal injury claims that have been filed against us as a result of the vaccination of U.S. military personnel with BioThrax and are seeking reimbursement from the DoD for uninsured costs incurred in defending these claims; however, the DoD has not acted on our requests for reimbursement. The collection process can be lengthy and complicated, and there is no guarantee that we will be able to recover these amounts from the U.S. government.

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

Our revenues and profits from any products that we successfully develop, other than with respect to sales of our biodefense products under government contracts, will depend heavily upon the availability of adequate reimbursement for the use of such products from governmental and other third party payors, both in the U.S. and in other markets. Reimbursement by a third party payor may depend upon a number of factors, including the third party payor’s determination that use of a product is:

•	a covered benefit under its health plan;
•	safe and effective;
•	medically necessary;
•	appropriate for the specific patient;
•	cost-effective; and
•	neither experimental nor investigational.

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

In March 2010, Congress enacted sweeping legislation to reform the U.S. health care system. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act of 2010, generally is intended to expand health care coverage to currently uninsured Americans and to limit the rate of increase in health care spending. The legislation contains a number of cost-containment measures that could adversely affect our operating results and our overall financial condition. For example, the legislation imposes an annual fee on branded prescription drug manufacturers, including biologics manufacturers, which will be allocated based on market share in the aggregate for certain government programs. In addition, the legislation creates a licensure pathway for biological products shown to be biosimilar to previously licensed biological reference products, and will permit litigation of patent infringement cases between patent owners and biosimilar manufacturers prior to biosimilar market entry. The legislation also establishes a program to phase out the coverage gap under Medicare Part D by 2020 through a combination of manufacturer discounts and federal subsidies, increases the rebates that pharaceutical manufacturers must pay to state Medicaid agencies, and creates an Independent Payment Advisory Board to recommend changes in Medicare payment rates.

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

Proposed legislation may permit re-importation of drugs from foreign countries into the United States, including foreign countries where the drugs are sold at lower prices than in the United States, which could force us to lower the prices at which we sell any approved products and impair our ability to derive revenue from these products.

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

Our product candidates and the activities associated with their development and commercialization, including testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other countries. Failure to obtain regulatory approval for a product candidate will prevent us from commercializing the product candidate. We have limited experience in preparing, filing and prosecuting the applications necessary to gain regulatory approvals and expect to rely on third party contract research organizations and consultants to assist us in this process. Securing FDA approval requires the submission of extensive preclinical and clinical data, information about product manufacturing processes and inspection of facilities and supporting information to establish the product candidate’s safety and efficacy. Our future products may not be effective, may be only moderately effective or may prove to have significant side effects, toxicities or other characteristics that may preclude our obtaining regulatory approval or prevent or limit commercial use.

In the United States, BioThrax and our product candidates are regulated by the FDA as biologics. To obtain approval from the FDA to market our product candidates, we will be required to submit to the FDA a biologics license application, or BLA. Ordinarily, the FDA requires a sponsor to support a BLA with substantial evidence of the product’s safety and effectiveness in treating the targeted indication based on data derived from adequate and well controlled clinical trials, including Phase III safety and efficacy trials conducted in patients with the disease or condition being targeted. However, our biodefense product candidates require slightly different treatment. Specifically, because humans are rarely exposed to anthrax toxins under natural conditions, and cannot be intentionally exposed, statistically significant effectiveness of our biodefense product candidates cannot be demonstrated in humans, but instead must be demonstrated, in part, by utilizing animal models before they can be approved for marketing. This is known as the FDA’s “animal rule”.

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

After approving the renovated Lansing facilities in December 2001, the FDA conducted routine, biannual inspections of the Lansing facilities in September 2002, May 2004, May 2006, March 2008 and December 2009. Following each of these inspections, the FDA issued inspectional observations on Form FDA 483, some of which were significant. We responded to the FDA regarding the inspectional observations relating to each inspection and, where necessary, implemented corrective action. All observations from each of those inspections were successfully closed out.  In December 2005, the FDA stated in its final order on BioThrax that at that time we were in substantial compliance with all regulatory requirements related to the manufacture of BioThrax and that the FDA would continue to evaluate the production of BioThrax to assure compliance with federal standards and regulations.  If in connection with any future inspection the FDA finds that we are not in substantial compliance with cGMP requirements, or if the FDA is not satisfied with the corrective actions we take in connection with any such inspection, the FDA may undertake enforcement action against us.

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

For example, we licensed an oligonucleotide adjuvant, CpG 7909, for use in our double mutant rPA product candidate and our BioThrax dual adjuvant vaccine product candidate from Coley Pharmaceutical Group, Inc., or Coley. Coley which was subsequently acquired by Pfizer Inc., is responsible for prosecuting, maintaining and defending these licensed patent rights. Coley notified us that a patent interference had been declared in the U.S. Patent and Trademark Office between our licensed patent and a third party patent application, which could result in revocation of the patent we have licensed. We may not know the outcome for a considerable period of time.

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

We are a party to a number of license agreements and expect to enter into additional license agreements in the future. For example, we consider our license from the Oxford-Emergent Tuberculosis Consortium for our tuberculosis vaccine product candidate to be material to our business. Our existing licenses impose, and we expect future licenses will impose, various diligence, milestone payment, royalty, insurance and other obligations on us. If we fail to comply with these obligations, the licensor may have the right to terminate the license, in which event we might not be able to market any product that is covered by the licensed patents.

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

There has been substantial litigation and other proceedings regarding patent and other intellectual property rights in the biotechnology and pharmaceutical industries. For example, Bavarian Nordic A/S has been active in seeking to protect its patents with respect to modified vaccinia Ankara virus, or MVA, including initiating patent infringement actions against various third parties.  Many of these actions have been settled. Typically, patent infringement settlements are structured to specifically cover the alleged infringing product, and the settlement has no direct impact on other products in the field.

Our MVA platform technology is based in part on rights to certain MVA-related materials and technology that we acquired from the Bavarian State Ministry of the Environment and Public Health.  To protect our interests, we have filed patent oppositions in the European Patent Office against four of Bavarian Nordic’s patents covering certain aspects of MVA technology, which remain pending.  We routinely monitor the grant of further Bavarian Nordic European patents to determine whether any additional oppositions should be filed.

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

Risks Related to Our Common Stock

Fuad El-Hibri, chief executive officer and chairman of our Board of Directors, has significant influence over us, including through his ability to control the election of the members of our Board of Directors, and could delay or prevent a change of control.

Mr. El-Hibri has the ability to control the election of the members of our Board of Directors through his ownership interests among our significant stockholders. As of July 30, 2010, Mr. El-Hibri was the beneficial owner of approximately 36% of our outstanding common stock. Because Mr. El-Hibri has significant influence over the election of the members of our board, and because of his substantial control of our capital stock, Mr. El-Hibri will likely have the ability to delay or prevent a change of control of us that may be favored by other directors or stockholders and otherwise exercise substantial control over all corporate actions requiring board or stockholder approval, including any amendment of our certificate of incorporation or by-laws. The control by Mr. El-Hibri may prevent other stockholders from influencing significant corporate decisions and may result in conflicts of interest that could cause our stock price to decline.

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

Our stock price has been, and is likely to continue to be, volatile. From November 15, 2006, when our common stock first began trading on the New York Stock Exchange, through July 30, 2010, our common stock has traded as high as $27.00 per share and as low as $4.40 per share. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. For example, we have filed a registration statement that would permit us to issue up to $100 million in common stock.  Moreover, holders of an aggregate of approximately 10.5 million shares of our common stock outstanding as of July 30, 2010 have the right to require us to register these shares of common stock under specified circumstances.

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

Date: August 5, 2010

By: /s/  R. Don Elsey
R. Don Elsey
Sr. Vice President Finance, Chief Financial
Officer and Treasurer
(Principal Financial and Accounting Officer)

Date: August 5, 2010

EXHIBIT INDEX

Exhibit Number	Description
10.1
Consulting Services Agreement, effective April 1, 2010, between the Registrant and The Hauer Group (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2010 (File No. 001-33137)

10.2#	Consulting Agreement, effective April 7, 2010, between the Registrant and Denise Esposito
10.3#	Letter Agreement and Release, dated April 7, 2010, between the Registrant and Denise Esposito
10.4#	Amended and Restated Board Compensation Program for Outside Directors
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

# Filed herewith