Form 10-Q
period 2010-09-30
Emergent BioSolutions Inc.
filed 2010-11-05
CIK 1367644

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of October 29, 2010, the registrant had 34,720,191 shares of common stock outstanding.

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
•
our ability to perform under our contract with the U.S. government to develop and obtain regulatory approval for large-scale manufacturing of BioThrax in Building 55, our large-scale vaccine manufacturing facility in Lansing, Michigan;

•	our ability to perform under our contract with the U.S. government to develop our recombinant protective antigen anthrax vaccine product candidate;
•	our plans for future sales of BioThrax, including our ability to obtain new procurement and development contracts from the U.S. government;
•	our efforts to pursue label expansions and improvements for BioThrax;
•	our efforts to expand our manufacturing facilities and capabilities;
•	the rate and degree of market acceptance and clinical utility of our products and product candidates;
•	our ongoing and planned product development programs, preclinical studies and clinical trials;
•	our ability to identify and acquire or in-license products and product candidates that satisfy our selection criteria;
•
our ability to successfully integrate the operations, products, product candidates and personnel of any businesses that we may acquire, including Trubion Pharmaceuticals, Inc., which we acquired in October 2010;

•	the potential benefits of our existing or planned collaborations;
•	the timing of, and our ability to obtain and maintain, regulatory approvals for our product candidates;
•	our commercialization, marketing and manufacturing capabilities and strategy;
•	our intellectual property portfolio;
•	our ability to sell two buildings classified on our balance sheet as assets held for sale; and
•	our estimates regarding expenses, future revenues, capital requirements and needs for additional financing.

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

PART I. FINANCIAL INFORMATION

ITEM 1.                             FINANCIAL STATEMENTS

Emergent BioSolutions Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share and per share data)

	September 30,	December 31,
	2010	2009
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$151,229	$102,924
Restricted cash	215	215
Accounts receivable	7,937	54,872
Inventories	17,320	13,521
Note receivable	10,000	10,000
Deferred tax assets, net	2,239	1,870
Income tax receivable, net	13,206	2,574
Prepaid expenses and other current assets	8,690	7,838
Total current assets	210,836	193,814

Property, plant and equipment, net	141,257	131,834
Assets held for sale	12,930	13,960
Deferred tax assets, net	86	3,894
Other assets	1,128	1,187

Total assets	$366,237	$344,689

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$22,518	$17,159
Accrued expenses and other current liabilities	1,300	1,570
Accrued compensation	13,749	14,926
Indebtedness under line of credit	-	15,000
Long-term indebtedness, current portion	12,038	5,791
Deferred revenue	253	255
Total current liabilities	49,858	54,701

Long-term indebtedness, net of current portion	36,225	44,927
Other liabilities	1,160	1,246
Total liabilities	87,243	100,874

Commitments and contingencies	-	-

Stockholders’ equity:
Preferred stock, $0.001 par value; 15,000,000 shares authorized, 0 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized, 31,350,209 and 30,831,360 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	31	31
Additional paid-in capital	130,832	120,492
Accumulated other comprehensive loss	(2,173)	(1,476)
Retained earnings	147,602	122,152
Total Emergent BioSolutions Inc. stockholders' equity	276,292	241,199
Noncontrolling interest in subsidiary	2,702	2,616
Total stockholders’ equity	278,994	243,815
Total liabilities and stockholders’ equity	$366,237	$344,689

The accompanying notes are an integral part of these consolidated financial statements.

Emergent BioSolutions Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
Revenues:
Product sales	$67,266	$39,004	$161,991	$170,012
Contracts and grants	6,720	4,268	20,933	10,970
Total revenues	73,986	43,272	182,924	180,982

Operating expenses:
Cost of product sales	11,532	8,684	30,116	34,480
Research and development	21,156	18,772	59,680	55,362
Selling, general and administrative	20,693	19,767	54,534	55,115
Income (loss) from operations	20,605	(3,951)	38,594	36,025

Other income (expense):
Interest income	38	426	802	1,031
Interest expense	-	(4)	-	(14)
Other income (expense), net	(1,003)	6	(1,012)	(28)
Total other income (expense)	(965)	428	(210)	989

Income (loss) before provision for (benefit from) income taxes	19,640	(3,523)	38,384	37,014
Provision for (benefit from) income taxes	7,696	(2,984)	15,088	14,130
Net income (loss)	11,944	(539)	23,296	22,884
Net loss attributable to noncontrolling interest	1,176	1,488	2,155	4,026
Net income attributable to Emergent BioSolutions Inc.	$13,120	$949	$25,451	$26,910

Earnings per share - basic	$0.42	$0.03	$0.82	$0.89
Earnings per share - diluted	$0.41	$0.03	$0.80	$0.86

Weighted-average number of shares - basic	31,301,796	30,506,661	31,094,616	30,321,873
Weighted-average number of shares - diluted	32,113,313	31,534,831	31,816,900	31,314,147

The accompanying notes are an integral part of these consolidated financial statements.

Emergent BioSolutions Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
	Nine Months Ended
	September 30,
	2010	2009
	(Unaudited)
Cash flows from operating activities:
Net income	$23,296	$22,884
Adjustments to reconcile to net cash provided by (used in) operating activities:
Stock-based compensation expense	5,206	3,645
Depreciation and amortization	4,020	3,677
Deferred income taxes	4,516	7,236
Non-cash development expenses from joint venture	2,241	6,026
(Gain) loss on disposal of property, plant and equipment	(31)	32
Provision for impairment of long-lived assets	1,029	3,818
Excess tax benefits from stock-based compensation	(1,077)	(1,555)
Changes in operating assets and liabilities:
Accounts receivable	46,935	(858)
Inventories	(3,799)	5,156
Income taxes	(10,632)	(2,461)
Prepaid expenses and other assets	(794)	(1,031)
Accounts payable	5,990	4,372
Accrued compensation	(1,177)	2,783
Accrued expenses and other liabilities	(356)	51
Deferred revenue	(2)	23
Net cash provided by operating activities	75,365	53,798
Cash flows from investing activities:
Purchases of property, plant and equipment	(14,042)	(14,376)
Net cash used in investing activities	(14,042)	(14,376)
Cash flows from financing activities:
Proceeds from borrowings on line of credit	15,000	30,000
Principal payments on long-term indebtedness and line of credit	(32,454)	(47,596)
Issuance of common stock subject to exercise of stock options	4,056	4,193
Excess tax benefits from stock-based compensation	1,077	1,555
Net cash used in financing activities	(12,321)	(11,848)

Effect of exchange rate changes on cash and cash equivalents	(697)	(270)

Net increase in cash and cash equivalents	48,305	27,304
Cash and cash equivalents at beginning of period	102,924	91,473
Cash and cash equivalents at end of period	$151,229	$118,777

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

In the opinion of the Company’s management, any adjustments contained in the accompanying unaudited consolidated financial statements are of a normal recurring nature, and are necessary to present fairly the financial position of the Company as of September 30, 2010, results of operations for the three and nine month periods ended September 30, 2010 and 2009, and cash flows for the nine month periods ended September 30, 2010 and 2009. Interim results are not necessarily indicative of results that may be expected for any other interim period or for an entire year.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except share and per share data)	2010	2009	2010	2009
Numerator:
Net income attributable to Emergent BioSolutions Inc.	$13,120	$949	$25,451	$26,910

Denominator:
Weighted-average number of shares - basic	31,301,796	30,506,661	31,094,616	30,321,873
Dilutive securities - stock options	811,517	1,028,170	722,284	992,274
Weighted-average number of shares - diluted	32,113,313	31,534,831	31,816,900	31,314,147

Earnings per share - basic	$0.42	$0.03	$0.82	$0.89
Earnings per share - diluted	$0.41	$0.03	$0.80	$0.86

Stock options with exercise prices in excess of the average per share closing price during the period are not considered in the calculation of fully diluted earnings per share. For the three month and nine month periods ended September 30, 2010, options to purchase approximately 1.3 million and 1.8 million shares of common stock, respectively, were excluded from this calculation. For the three and nine month periods ended September 30, 2009, options to purchase approximately 1.4 million and 1.3 million shares of common stock, respectively, were excluded from this calculation.

Accounting for stock-based compensation

As of September 30, 2010, the Company has two stock-based employee compensation plans, the Amended and Restated Emergent BioSolutions Inc. 2006 Stock Incentive Plan (the “2006 Plan”) and the Emergent BioSolutions Employee Stock Option Plan (the “2004 Plan” and together with the 2006 Plan, the “Emergent Plans”).  The Company has granted options to purchase shares of common stock under each of the Emergent Plans, and has granted restricted stock units under the 2006 Plan.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Expected dividend yield	0%	0%	0%	0%
Expected volatility	55%	55%	55%	55%
Risk-free interest rate	0.82%	1.72%	0.82%-1.46%	1.32%-1.72%
Expected average life of options	3.29 years	3.0 years	3.41 years	3.35 years

•	Expected dividend yield — the Company does not pay regular dividends on its common stock and does not anticipate paying any dividends in the foreseeable future.
•
Expected volatility —  a measure of the amount by which a financial variable, such as share price, has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. The Company analyzed the volatility of similar companies at a similar stage of development to estimate expected volatility. The volatility of these similar companies ranged from 38% to 77%, with an average estimated volatility of 55%. The Company used a rate of 55% for grants made in 2010, approximately the mid-point of this range.

•	Risk-free interest rate — the range of U.S. Treasury rates with a term that most closely resembles the expected life of the option as of the date on which the option is granted.
•
Expected average life of options — the period of time that options granted are expected to remain outstanding, based primarily on the Company’s expectation of optionee exercise behavior subsequent to vesting of options.

Fair value of financial instruments

The carrying amounts of the Company’s short-term financial instruments, which include cash and cash equivalents, accounts receivable and accounts payable, approximate their fair values due to their short maturities. The fair value of the Company’s long-term indebtedness is estimated based on the current interest rates. The carrying value and fair value of long-term indebtedness at September 30, 2010 was $48.3 million and $48.1 million, respectively, and at September 30, 2009 was $39.6 million and $38.9 million, respectively.

Comprehensive income

Comprehensive income is comprised of net income and other changes in equity that are excluded from net income. The Company includes gains and losses on intercompany transactions with foreign subsidiaries that are considered to be long-term investments and translation gains and losses incurred when converting its subsidiaries’ financial statements from their functional currency to the U.S. dollar in accumulated other comprehensive income. Comprehensive income for the three and nine months ended September 30, 2010 was $12.6 million and $24.8 million, respectively. Comprehensive income for the three and nine months ended September 30, 2009 was $1.0 million and $26.6 million, respectively.

Reclassifications

Certain amounts classified as inventory in the consolidated balance sheet as of September 30, 2009, and in the consolidated statement of cash flows for the nine months then ended have been reclassified as other current assets to conform with the current period presentation.

2.  Inventories

Inventories consist of the following:

	September 30,	December 31,
(in thousands)	2010	2009
Raw materials and supplies	$1,970	$1,565
Work-in-process	9,568	9,870
Finished goods	5,782	2,086
Total inventories	$17,320	$13,521

3.  Note receivable

In 2008, the Company entered into a loan and security agreement with Protein Sciences Corporation (“PSC”) to loan PSC up to $10 million in conjunction with an agreement pursuant to which the Company would acquire substantially all of the assets of PSC. The loan is secured by substantially all of PSC’s assets, including PSC’s intellectual property. Under this loan agreement and a related promissory note, $10.0 million of principal is outstanding as of September 30, 2010, and the Company has recorded this as a note receivable. By its original terms, the note accrued interest at an annual rate of 8% and was due and payable no later than December 31, 2008. Thereafter, the note accrued interest at a default rate of 11%. In early 2009, the Company entered into a forbearance agreement with PSC, pursuant to which the note continued to accrue interest at an annual rate of 11%, and became due and payable on May 31, 2009. The Company also agreed not to foreclose on the collateral for the loan prior to May 31, 2009. Since the expiration of the forbearance agreement, the note has accrued interest at a default rate of 14%. As of September 30, 2010, the Company has recorded accrued interest on the note receivable of $1.5 million, included in prepaid expenses and other current assets.

On November 2, 2010, the Company and PSC executed a settlement agreement, whereby PSC paid the Company $11.5 million, consisting of full repayment of the original $10 million of principal plus $1.5 million in interest. In accordance with the terms of this agreement, all claims arising from the loan and security agreement and related promissory note, and from the original agreement to acquire the assets of PSC, were resolved (see Note 5, Litigation). In connection with this settlement, the Company recorded a charge of approximately $1.0 million in September 2010 to reduce the accrued interest due from PSC. This charge is reflected in the other income (expense) line in the Company’s statements of operations.

4.  Stock options and restricted stock units

As of September 30, 2010, the Company has two stock-based employee compensation plans, the 2006 Plan and the 2004 Plan. The Company has granted options to purchase shares of common stock under the Emergent Plans and has granted restricted stock units under each of the 2006 Plan. The Emergent Plans have both incentive and non-qualified stock option features. The Company no longer grants equity awards under the 2004 Plan.

As of September 30, 2010, an aggregate of 8,678,826 shares of common stock are authorized for issuance under the 2006 Plan, of which a total of 3,335,476 shares of common stock remain available for future awards to be made to plan participants. Awards of restricted stock units are counted against the maximum aggregate number of shares of common stock available for issuance under the 2006 Plan as one and one-half (1.5) shares of common stock for every restricted stock unit granted. The maximum number of shares subject to awards that may be granted per year under the 2006 Plan to a single participant is 287,700. The exercise price of each option must be not less than 100% of the fair market value of the shares underlying such option on the date of grant. Awards granted under the 2006 Plan have a contractual life of no more than 10 years. The terms and conditions of equity awards (such as price, vesting schedule, term and number of shares) under the Emergent Plans are determined by the Company’s compensation committee, which administers the Emergent Plans.  Each equity award granted under the Emergent Plans vests as specified in the relevant agreement and no option can be exercised after ten years from the date of grant.

The following is a summary of option award activity under the Emergent Plans:

	2006 Plan		2004 Plan
	Number of Shares	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2009	3,485,499	$12.72	130,082	$7.52
Granted	804,053	15.86	-	-
Exercised	(478,849)	8.23	(40,000)	3.50
Forfeited	(133,732)	14.18	-	-
Outstanding at September 30, 2010	3,676,971	$14.00	90,082	$9.30	$14,918,379
Exercisable at September 30, 2010	1,458,805	$12.05	90,082	$9.30	$9,026,708

The following is a summary of restricted stock unit award activity under the 2006 Plan:

	Number of Shares	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at December 31, 2009	-	$-	$-
Granted	394,995	16.05
Vested	-	-
Forfeited	(7,990)	15.91
Outstanding at September 30, 2010	387,005	$16.05	$6,679,706

5.  Litigation

Litigation against Protein Sciences Corporation.  Until reaching settlement with PSC on November 2, 2010, the Company had been pursuing several legal actions against PSC and its senior management arising out of a letter of intent, a loan and security agreement and related promissory note, and an asset purchase agreement between the Company and PSC that were entered into in 2008.  On June 8, 2009, the Company initiated legal proceedings in the Superior Court of the State of Connecticut, Judicial District of New Haven, to acquire possession through disclosure of PSC’s physical assets that secured the loan. On July 9, 2008, the Company initiated legal proceedings against PSC in the Supreme Court of the State of New York among other claims, claims for fraud, breach of contract, breach of the duty of good faith and fair dealing, unjust enrichment and unfair business practices. On October 3, 2008, the Company initiated legal proceedings in the United States District Court for the District of Connecticut against PSC’s executive management team of Daniel D. Adams, PSC’s Executive Chairman, and Manon M.J. Cox, PSC’s President and Chief Executive Officer, alleging, among other things, that these individuals engaged in fraudulent conduct in connection with their efforts to obtain $10 million in bridge financing from the Company. On July 19, 2010, the Company filed a motion for summary judgment in lieu of complaint in the Supreme Court of the State of New York seeking repayment of its loan and interest.

On November 2, 2010, the Company and PSC entered into a settlement and mutual release of claims with respect to the letter of intent, the loan and security agreement and related promissory note and forbearance agreement, the asset purchase agreement and all other claims related thereto.  Under the terms of the settlement, PSC paid the Company $11.5 million, consisting of full repayment of the original $10 million of principal plus $1.5 million in interest.  At the time of this filing, the parties are in the process of filing stipulations with the relevant courts to dismiss all litigation with prejudice.

Patent Oppositions.  The Company’s live attenuated modified vaccinia Ankara virus ("MVA") platform technology, which has the potential to be used as a viral vector for delivery of certain vaccine antigens for different disease-causing organisms, is based in part on rights to certain MVA-related materials and technology that the Company acquired from the Bavarian State Ministry of the Environment and Public Health.  From 2006 to 2008, the Company filed patent oppositions in the European Patent Office against four of Bavarian Nordic’s patents covering certain aspects of MVA technology.  In each of the four pending opposition proceedings, the subject patents have also been opposed by one or more additional parties, including Sanofi Pasteur, Transgene, Baxter, Virbac, and Innogenetics.  The Company and the other opponents have alleged that the opposed patents should be revoked for failure to fulfill one or more of the patentability requirements of the European Patent Convention, such as the requirements for novelty and inventive step.  In each opposition, the Company expects that a single hearing will be held before the Opposition Division of the European Patent Office, in which each opponent will present oral argument and Bavarian Nordic will present rebuttal arguments.  The first of these hearings, which occurred in June 2010, resulted in the Bavarian Nordic patent under consideration being maintained but narrowed in scope. A time period has been set for all parties to file appeals, and the Company anticipates that all appeals will be filed by the due date of November 27, 2010.  Hearings in two of the other pending oppositions occurred in October 2010.  Bavarian Nordic introduced amended patent claims into the record, which claims were upheld strictly and expressly conditioned on such claims being interpreted within a narrowly-defined scope.  The Opposition Division scheduled a hearing on the fourth pending opposition for January 2011.  The Company routinely monitors the grant of further Bavarian Nordic European patents to determine whether any additional oppositions should be filed.

Class-action litigation related to Trubion Pharmaceuticals acquisition.  On August 17, 2010, two class action lawsuits were filed in the Superior Court of Washington, King County (the “State Court”), against Trubion Pharmaceuticals, Inc. (“Trubion”), its board of directors, and the Company (collectively, the “Defendants”), alleging in summary that, in connection with the proposed merger of Trubion with a subsidiary of the Company (the “Acquisition”), the members of the Trubion board of directors breached their fiduciary duties by conducting an unfair sale process and agreeing to an unfair price. Both complaints also claim that Trubion and the Company aided and abetted the Trubion board of directors in its breach of fiduciary duties. On September 9, 2010, the actions were consolidated (the “State Action”).  On October 1, 2010, the plaintiffs in the State Action served on the Defendants a consolidated amended class action complaint (the “Amended Complaint”). The Amended Complaint alleges, among other things and in addition to the matters alleged in the initial complaints, that the Defendants omitted material information from the Proxy Statement/Prospectus.

On October 4, 2010, a class action lawsuit was filed in the U.S. District Court for the Western District of Washington against the Defendants (the “Federal Action” and, collectively with the State Action, the “Actions”), which makes allegations related to the Acquisition that are substantially similar to those matters alleged in the Amended Complaint, includes additional allegations regarding purported violations of the federal securities laws and seeks substantially similar relief.

On October 8, 2010, the Defendants reached agreement in principle with the plaintiffs in the Actions regarding the settlement of the Actions. In connection with the settlement contemplated by that agreement in principle, the Actions will be stayed pending approval of the settlement of the State Action by the State Court. Thereafter, the State Action and all claims asserted therein will be dismissed with prejudice and counsel for the plaintiff in the Federal Action will take all necessary steps to dismiss the Federal Action and all claims asserted therein with prejudice. The terms of the settlement contemplated by that agreement in principle require that Trubion and the Company make certain additional disclosures related to the Acquisition, as set forth in the Company’s Current Report on Form 8-K filed on October 8, 2010. The parties also agreed that the plaintiffs in the Actions may seek attorneys’ fees and costs in an aggregate amount up to $475,000, to be paid by Trubion if such fees and costs are approved by the State Court. There will be no other payment by Trubion, any of the members of the Trubion board of directors or the Company to the plaintiffs or their respective counsels in connection with the settlement and dismissal of the Actions. The agreement in principle further contemplates that the parties will enter into a stipulation of settlement, which will be subject to customary conditions, including State Court approval following notice to Trubion’s shareholders. In the event that the parties enter into a stipulation of settlement, a hearing will be scheduled at which the State Court will consider the fairness, reasonableness and adequacy of the settlement. There can be no assurance that the parties will ultimately enter into a stipulation of settlement, that the State Court will approve any proposed settlement, or that any eventual settlement will be under the same terms as those contemplated by the agreement in principle.

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

	Reportable Segments
(in thousands)	Biodefense	Commercial	All Other	Total
Nine Months Ended September 30, 2010
External revenue	$182,924	$-	$-	$182,924
Net income (loss) to Emergent BioSolutions Inc.	65,303	(32,378)	(7,474)	25,451
Assets	178,883	23,000	164,354	366,237
Nine Months Ended September 30, 2009
External revenue	$180,770	$212	$-	$180,982
Net income (loss) to Emergent BioSolutions Inc.	69,301	(32,506)	(9,885)	26,910
Assets	172,737	21,780	122,285	316,802

7.  Related party transactions

The Company entered into an agreement in February 2009 with an entity controlled by family members of the Company’s Chief Executive Officer to market and sell BioThrax. The agreement was effective as of November 2008 and requires payment based on a percentage of net sales of biodefense products of 17.5% in Saudi Arabia and 15% in Qatar and United Arab Emirates, and reimbursement of certain expenses.  No payments under this agreement have been triggered for the nine months ended September 30, 2010 and 2009.

The Company entered into a severance agreement in April 2010 with the Company’s former Senior Vice President, Legal Affairs and General Counsel, whose employment with the Company terminated in March 2010. Severance payments and other benefits under the agreement are substantially identical to those provided under the provisions of the Company’s Severance Plan and Termination Protection Program.  One-half of the amounts payable under the severance agreement was paid in September 2010, with the remaining amounts being paid in six equal monthly installments beginning in October 2010.

The Company entered into a consulting agreement in April 2010 with the Company’s former Senior Vice President, Legal Affairs and General Counsel. The agreement, which was terminated in July 2010, provided for consulting and support services in connection with the Company’s pending litigation with PSC. During the nine months ended September 30, 2010, the Company paid approximately $12,000 for services rendered under this agreement, of which no balance remained unpaid in accounts payable at September 30, 2010.

The Company entered into a consulting agreement in September 2010 with an entity controlled by the Company’s former Senior Vice President, Corporate Affairs, who is also a family member of the Company’s Chief Executive Officer.  The agreement provides for consulting services in connection with special projects as assigned by the Company’s President.  During the nine months ended September 30, 2010, the Company paid approximately $5,000 for services rendered under this agreement, which is included in accounts payable at September 30, 2010.

The Company has entered into a transportation arrangement with an entity owned by the Company’s Chief Executive Officer. For the nine months ended September 30, 2010 and 2009, the Company paid approximately $25,000 and $24,000, respectively, under this arrangement for transportation and logistical support, of which $4,000 remained in accounts payable at September 30, 2010.

The Company has entered into a consulting agreement with a member of the Company’s Board of Directors. During each of the nine months ended September 30, 2010 and 2009, the Company paid approximately $135,000 under this agreement for strategic consultation and project support for the Company’s marketing and communications group, of which no balance remained unpaid in accounts payable at September 30, 2010.

8.  Oxford collaboration

In July 2008, the Company entered into a collaboration with the University of Oxford (“Oxford”) and certain University of Oxford researchers to conduct clinical trials in the advancement of a vaccine product candidate for tuberculosis, resulting in the formation of the Oxford-Emergent Tuberculosis Consortium (“OETC”).  The Company has a 51% equity interest in OETC and controls the OETC Board of Directors. In addition, the Company has certain funding and services obligations of up to $20.3 million related to its investment.  The Company has evaluated its variable interests in OETC and has determined that it is the primary beneficiary as it has the ability to direct the activities of OETC and will absorb the majority of expected losses. Accordingly, the Company consolidates the entity. As of September 30, 2010, assets of $229,000 and liabilities of $389,000 related to this entity are included within the Company’s consolidated balance sheet.  During the three and nine months ended September 30, 2010, the entity incurred net losses of $2.4 million and $4.4 million, respectively, of which $1.2 million and $2.2 million, respectively, is included in the Company’s consolidated statement of operations.

In conjunction with the establishment of OETC, the Company granted a put option to Oxford and the Oxford researchers whereby the Company may be required to acquire all of the OETC shares held by Oxford and the Oxford researchers at fair market value of the underlying shares. This put option is contingent upon the satisfaction of a number of conditions that must exist or occur subsequent to the granting by the European Commission of marketing authorization for the OETC-sponsored vaccine product candidate for tuberculosis. The Company accounts for the put option in accordance with the accounting provisions related to derivatives and distinguishing liabilities from equity. In accordance with these provisions, the Company has determined that the put option has a de minimis fair value as of September 30, 2010.

The following is a summary of the stockholders’ equity attributable to the Company and the noncontrolling interest:

	Emergent	Noncontrolling
(in thousands)	BioSolutions Inc.	Interest	Total
Stockholders' equity at December 31, 2009	$241,199	$2,616	$243,815
Non-cash development expenses from joint venture	-	2,241	2,241
Net income (loss)	25,451	(2,155)	23,296
Other	9,642	-	9,642
Stockholders' equity at September 30, 2010	$276,292	$2,702	$278,994

9.  Assets held for sale

        The Company currently owns two buildings in Frederick, Maryland that it determined in 2009 would not be placed into service.  Accordingly, the Company committed to a plan to sell the buildings, along with associated improvements. These buildings are classified on the Company’s balance sheets as assets held for sale. Assets held for sale are recorded at the lower of the carrying amount or fair market value less costs to sell, and are no longer depreciated once classified as held for sale. The Company recorded the assets held for sale at fair market value, based on factors that include recent purchase offers less estimated selling costs, and recorded an impairment charge of $1.0 million for the nine months ended September 30, 2010.  The charge is classified in the Company’s statement of operations as selling, general and administrative expense within the Company’s commercial segment. The Company continues to actively seek to sell these buildings.

10. Subsequent Events

On October 28, 2010, the Company completed its acquisition of Trubion.  As consideration for the acquisition, Emergent (i) paid an aggregate of $27.9 million in cash and issued an aggregate of 3,351,817 shares of the Company’s common stock and 20,425,554 contingent value rights (“CVRs”) to the holders of common stock of Trubion, and (ii) issued 1,677,827 CVRs to the holders of outstanding options to purchase Trubion common stock, which holders also received cash of approximately $3.9 million.  Holders of CVRs are entitled to receive a pro rata portion of certain contingent payments following the achievement of future development milestones under collaboration agreements with Pfizer Inc. and a wholly-owned subsidiary of Abbott Laboratories. The Company has incurred transaction costs related to the acquisition of approximately $1.3 million as of September 30, 2010, recorded in selling, general and administrative expenses in the Company’s commercial segment. As of the date of this filing, the valuation of acquired intangible assets and other fair value adjustments are not complete, and as such the purchase price allocation for the transaction has not been completed.

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

Our biodefense segment focuses on vaccines and antibody therapies for use against biological agents that are potential weapons of bioterrorism or biowarfare. Our products and product candidates in this segment are focused on anthrax. We manufacture and market BioThrax® (Anthrax Vaccine Adsorbed), the only vaccine licensed by the U.S. Food and Drug Administration, or FDA, for the prevention of anthrax infection. In addition to BioThrax, we are developing a recombinant protective antigen, or rPA, anthrax vaccine, an anthrax immune globulin therapeutic, an anthrax monoclonal antibody therapeutic, a next generation anthrax vaccine, and an advanced double mutant recombinant protective antigen anthrax vaccine.

Our commercial segment focuses on vaccines and antibody therapies for use against infectious diseases and other medical conditions that have resulted in significant unmet or underserved public health needs. Our product candidates in this segment include a tuberculosis vaccine, a typhoid vaccine and an influenza vaccine. Additionally, through our recent acquisition of Trubion Pharmaceuticals, Inc., or Trubion, which we completed on October 28, 2010, we acquired certain clinical-stage product candidates focused on the targeted disease areas of oncology and autoimmunity and novel platform technologies for developing additional innovative therapeutic candidates. Specifically, the oncology product candidates include targeted treatments for chronic lymphocytic leukemia and non-Hodgkin’s lymphoma, and the autoimmunity product candidates include targeted treatments for rheumatoid arthritis and systemic lupus erythematosus.

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

Product Sales

We have derived substantially all of our product sales revenues from BioThrax sales to the U.S. Department of Health and Human Services, or HHS, and the U.S. Department of Defense, or DoD, and expect for the foreseeable future to continue to derive substantially all of our product sales revenues from our sales of BioThrax to the U.S. government. Our total revenues from BioThrax sales were $162.0 million and $170.0 million for the nine months ended September 30, 2010 and 2009, respectively. We are focused on increasing sales of BioThrax to U.S. government customers, expanding the market for BioThrax to other customers domestically and internationally and pursuing label expansions and improvements for BioThrax.

Contracts and Grants

We seek to advance development of our product candidates through external funding arrangements. We may slow down development programs or place them on hold during periods that are not covered by external funding. We have received external funding awards for the following development programs:

•	BioThrax post-exposure prophylaxis
•	Next generation anthrax vaccine
•	Large-scale manufacturing for BioThrax
•	Recombinant protective antigen anthrax vaccine
•	Anthrax immune globulin therapeutic
•	Anthrax monoclonal antibody therapeutic
•	Advanced double mutant recombinant protective antigen anthrax vaccine
•	Recombinant botulinum vaccine
•	Typhella™ (typhoid vaccine live oral ZH9)

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

Manufacturing Infrastructure

We conduct our primary vaccine manufacturing operations at a multi-building campus on approximately 12.5 acres in Lansing, Michigan. To augment our existing manufacturing capabilities, we have constructed Building 55, a 50,000 square foot large-scale manufacturing facility on our Lansing campus. In July 2010, we entered into an agreement with the Biomedical Advanced Research and Development Authority, or BARDA, to finalize development of and obtain regulatory approval for large-scale manufacturing of BioThrax in Building 55. This agreement provides for funding from BARDA of up to approximately $107 million over a five-year contract term, including a two-year base period of performance valued at approximately $55 million. Prior to the award, we incurred costs of approximately $83 million for the building and associated capital equipment, as well as for validation and qualification activities required for regulatory approval and initiation of commercial manufacture of BioThrax.

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

We also own two buildings in Frederick, Maryland that we currently expect to sell. Accordingly, we have classified these buildings as assets held for sale in our consolidated balance sheets.  We recorded the assets held for sale at fair market value, based on factors that include recent purchase offers, less estimated selling costs, and recorded an impairment charge of approximately $1.0 million for the nine months ended September 30, 2010. We continue to actively seek to sell these buildings.

Critical Accounting Policies and Estimates

There have been no significant changes to our Critical Accounting Policies and Estimates during the nine months ended September 30, 2010. Refer to the Critical Accounting Policies and Estimates section in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission, or SEC.

Financial Operations Overview

Revenues

On September 30, 2008, we entered into an agreement with HHS to supply up to 14.5 million doses of BioThrax for placement into the Strategic National Stockpile, or SNS. This agreement was amended in July 2010 to, among other things, allow us to accelerate the delivery of BioThrax doses into the SNS by approximately three months. The term of the agreement is from September 30, 2008 through September 30, 2011. Delivery of doses under the agreement commenced in September 2009 and will continue through June 2011. Funds for the procurement of these doses of BioThrax have been fully committed. The total purchase price for the 14.5 million doses will be up to approximately $400 million. Through September 30, 2010, we have delivered approximately 8.5 million doses under this agreement. We have agreed to provide all shipping services related to delivery of doses into the SNS over the term of the agreement, for which HHS has agreed to pay us approximately $1.9 million. We invoice under the agreement upon acceptance of each delivery of BioThrax doses to the SNS.

We have received contract and grant funding from National Institute of Allergy and Infectious Diseases, or NIAID, and BARDA for the following development programs:

Product Candidate/Manufacturing	Funding Source	Award Date	Amount (Up to)	Performance Period
Anthrax immune globulin therapeutic	NIAID	9/2007	$9.5 million	9/2007 — 12/2011
Recombinant botulinum vaccine	NIAID	6/2008	$1.8 million	6/2008 — 5/2011
Next generation anthrax vaccine	NIAID	7/2008	$2.8 million	7/2008 — 6/2013
Anthrax monoclonal antibody therapeutic	NIAID/BARDA	9/2008	$24.3 million	9/2008 — 8/2012
Next generation anthrax vaccine	NIAID/BARDA	9/2008	$24.4 million	9/2008 — 9/2011
Advanced double mutant recombinant protective antigen anthrax vaccine	NIAID	9/2009	$4.9 million	9/2009 — 8/2011
Large-scale manufacturing for BioThrax	BARDA	7/2010	$107.0 million	7/2010 — 9/2014
Next generation anthrax vaccine	NIAID	8/2010	$28.7 million	8/2010 — 8/2014
Recombinant protective antigen anthrax vaccine	BARDA	9/2010	$186.6 million	9/2010 — 9/2015

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

We believe that significant investment in product development is a competitive necessity and plan to continue these investments in order to be in a position to realize the potential of our product candidates. We expect that spending for our product pipeline will increase as our product development activities continue based on ongoing advancement of our product candidates, including those recently acquired through our acquisition of Trubion, and as we prepare for regulatory submissions and other regulatory activities. We expect that the magnitude of any increase in our research and development spending will be dependent upon such factors as the results from our ongoing preclinical studies and clinical trials, continued participation of collaborative partners, the size, structure and duration of any follow-on clinical programs that we may initiate, costs associated with manufacturing our product candidates on a large-scale basis for later stage clinical trials, and our ability to use or rely on data generated by government agencies, such as studies with BioThrax conducted by the Centers for Disease Control and Prevention, or CDC.

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

Total Other Income (Expense)

Total other income (expense) consists primarily of interest income and interest expense, and in 2010, a charge to reduce previously accrued interest income related to a settlement agreement with Protein Sciences Corporation, or PSC. We earn interest income on our cash, cash equivalents and a note receivable, and we incur interest expense on our indebtedness. We capitalize interest expense based on the cost of major ongoing projects which have not yet been placed in service, such as new manufacturing facilities. Some of our existing debt arrangements provide for increasing amortization of principal payments in future periods. See “Liquidity and Capital Resources — Debt Financing” for additional information.

Results of Operations

Quarter Ended September 30, 2010 Compared to Quarter Ended September 30, 2009

Revenues

Product sales revenues increased by $28.3 million, or 72%, to $67.3 million for the three months ended September 30, 2010 from $39.0 million for the three months ended September 30, 2009. This increase in product sales revenues was primarily due to a 46% increase in the number of doses of BioThrax delivered coupled with an 18% increase in the sales price per dose. Product sales revenues for the three months ended September 30, 2010 consisted of BioThrax sales to HHS of $67.2 million and aggregate other sales of $39,000. Product sales revenues for the three months ended September 30, 2009 consisted of BioThrax sales to HHS of $38.9 million and aggregate international and other sales of $117,000.

Contracts and grants revenues increased by $2.5 million, or 57%, to $6.7 million for the three months ended September 30, 2010 from $4.3 million for the three months ended September 30, 2009. The increase in contracts and grants revenue was primarily due to revenues from our recently awarded contract for development of large-scale manufacturing of BioThrax, along with increases in revenue from our advanced double mutant recombinant protective antigen anthrax vaccine and next generation anthrax vaccine development contracts. These increases were partially offset by a decrease in in revenues from our anthrax monoclonal antibody therapeutic development contract. All contracts and grants revenues for the three months ended September 30, 2010 and 2009 were from NIAID and BARDA.

Cost of Product Sales

Cost of product sales increased by $2.8 million, or 33%, to $11.5 million for the three months ended September 30, 2010 from $8.7 million for the three months ended September 30, 2009. This increase was primarily attributable to the 46% increase in the number of BioThrax doses sold, partially offset by a decrease in cost per dose sold associated with increased production yield in the period during which the doses sold were produced.

Research and Development Expense

Research and development expenses increased by $2.4 million, or 13%, to $21.2 million for the three months ended September 30, 2010 from $18.8 million for the three months ended September 30, 2009. This increase reflects higher contract service costs, and includes increased expenses of $509,000 on product candidates that are categorized in the biodefense segment and increased expenses of $2.0 million in other research and development, which are in support of technology platform development activities and central research and development activities. These increases were partially offset by decreased expenses of $105,000 on product candidates categorized in the commercial segment.

The increase in spending on biodefense product candidates, detailed in the table below, was primarily attributable to the timing of development efforts on various programs as we completed various studies and prepared for subsequent studies and trials. The increase in spending for our next generation anthrax vaccine program was due to the preparation for and conduct of clinical and non-clinical studies.  The increase in spending for our large-scale manufacturing for Biothrax program was primarily due to facility qualification and validation activities. The spending for BioThrax related programs was related to clinical and non-clinical studies to support applications for marketing approval of these programs. The decrease in spending for the rPA anthrax vaccine product candidate was primarily due to reduced spending while awaiting a development contract award from BARDA, which we received in September 2010. The increase in spending for our advanced double mutant recombinant protective antigen anthrax vaccine product candidate resulted from spending for process, formulation and assay development. The spending for our anthrax immune globulin therapeutic product candidate was primarily for clinical studies and model development. The decrease in spending for the anthrax monoclonal therapeutic product candidate was primarily due to the timing of process and formulation development. The 2009 spending for our botulinum vaccine product candidates resulted from conducting non-clinical studies. We expect that spending for our botulinum vaccine candidates will remain minimal in the future, due primarily to reduced interest from and funding by the U.S. government for these product candidates.

The decrease in spending on commercial product candidates, detailed in the table below, was primarily attributable to the timing of development efforts and to the termination or scaling back of certain programs. The spending for our tuberculosis vaccine product candidate is related to the costs incurred for the conduct of a Phase IIb clinical trial, which commenced in April 2009. The spending for Typhella was primarily due to stability and clinical studies. The increase in spending for our influenza vaccine product candidate is related to process and analytical development. The decrease in spending for our hepatitis B therapeutic vaccine product candidate was related to the cessation of the Phase II clinical trial in the United Kingdom and Serbia. We have significantly reduced ongoing spending with regard to this product candidate while we investigate options to sell or outlicense the related technology, and expect that future spending will be reduced. We expect spending for other commercial vaccine product candidates, including group B streptococcus, chlamydia and meningitis B, will continue to be minimal in the future. In October 2010, we acquired Trubion Pharmaceuticals, Inc. and its development programs for product candidates to treat certain autoimmune diseases and cancer, including rheumatoid arthritis, systemic lupus erythematosus, chronic lymphocytic leukemia and non-Hodgkin’s lymphoma.  We are currently evaluating the development requirements for these programs.

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

Our principal research and development expenses for the three months ended September 30, 2010 and 2009 are shown in the following table:

	Three Months Ended
	September 30,
(in thousands)	2010	2009
Biodefense:
Next generation anthrax vaccine	$2,423	$1,553
Large-scale manufacturing for BioThrax	2,607	290
BioThrax related programs	1,760	1,947
Recombinant protective antigen anthrax vaccine	840	2,359
Advanced double mutant recombinant protective antigen vaccine	1,378	72
Anthrax immune globulin therapeutic	1,104	860
Anthrax monoclonal antibody therapeutic	1,295	2,775
Botulinum vaccines	4	1,046
Total biodefense	11,411	10,902
Commercial:
Tuberculosis vaccine	3,836	3,697
Typhella™	1,194	898
Influenza vaccine	999	599
Hepatitis B therapeutic vaccine	14	805
Other commercial vaccines	5	154
Total commercial	6,048	6,153
Other	3,697	1,717
Total	$21,156	$18,772

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $926,000, or 5%, to $20.7 million for the three months ended September 30, 2010 from $19.8 million for the three months ended September 30, 2009. This increase is primarily due to increased personnel and professional services to support the business, partially offset by lower legal service costs. The majority of the expense is attributable to the biodefense segment, in which selling, general and administrative expenses increased by $1.0 million, or 8%, to $13.5 million for the three months ended September 30, 2010 from $12.5 million for the three months ended September 30, 2009. Selling, general and administrative expenses related to our commercial segment decreased by $81,000, or 1%, to $7.2 million for the three months ended September 30, 2010 from $7.3 million for the three months ended September 30, 2009.

Total Other Income (Expense)

Total other income (expense) decreased by $1.3 million to an expense of $965,000 for the three months ended September 30, 2010 from income of $428,000 for the three months ended September 30, 2009. The decrease was due primarily to a charge of approximately $1.0 million to reduce previously accrued interest income related to the settlement with PSC.

Income Taxes

Provision for (benefit from) income taxes increased by $10.7 million to a provision for income taxes of $7.7 million for the three months ended September 30, 2010 from a benefit from income taxes of $3.0 million for the three months ended September 30, 2009. The increase in income tax expense is due to a $22.9 million increase in income (loss) before provision for (benefit from) income taxes plus the loss attributable to noncontrolling interest, partially offset by the impact of utilization of foreign entity and research and development deductions during the third quarter of 2009.

Net Loss Attributable to Noncontrolling Interest

Net loss attributable to noncontrolling interest decreased by $312,000, or 21%, to $1.2 million for the three months ended September 30, 2010 from $1.5 million for the three months ended September 30, 2009. The decrease resulted from the timing of clinical and development activities and related expenses incurred by our joint venture with the University of Oxford. These amounts represent the portion of the loss incurred by the joint venture for the three months ended September 30, 2010 and 2009, respectively, that is attributable to the University of Oxford.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Revenues

Product sales revenues decreased by $8.0 million, or 5%, to $162.0 million for the nine months ended September 30, 2010 from $170.0 million for the nine months ended September 30, 2009. This decrease in product sales revenues was due to a 2% decrease in the number of doses of BioThrax delivered, along with 2009 payments from HHS of approximately $34.0 million related to the approval of four-year expiry dating for BioThrax. These deceases were partially offset by a 22% increase in the sales price per dose. Product sales revenues for the nine months ended September 30, 2010 consisted of BioThrax sales to HHS of $159.6 million and aggregate international and other sales of $2.4 million. Product sales revenues for the nine months ended September 30, 2009 consisted of BioThrax sales to HHS of $169.6 million, including approximately $34.0 million related to the approval of four-year expiry dating for BioThrax, and aggregate international and other sales of $458,000.

Contracts and grants revenues increased by $10.0 million, or 91%, to $20.9 million for the nine months ended September 30, 2010 from $11.0 million for the nine months ended September 30, 2009. The increase in contracts and grants revenue was primarily due to increased revenues from development contracts for our next generation anthrax vaccine, our double mutant recombinant protective antigen anthrax vaccine, our anthrax monoclonal antibody therapeutic, and from our recently awarded contract for development of large-scale manufacturing of BioThrax.  Contracts and grants revenues for the nine months ended September 30, 2010 consisted of $20.2 million in development contract and grant revenue from NIAID and BARDA and $750,000 from a milestone payment related to the 2008 sale of technology rights and related materials and documentation pertaining to our Pertussis technology. Contracts and grants revenues for the nine months ended September 30, 2009 consisted primarily of development contract and grant revenue from NIAID and BARDA.

Cost of Product Sales

Cost of product sales decreased by $4.4 million, or 13%, to $30.1 million for the nine months ended September 30, 2010 from $34.5 million for the nine months ended September 30, 2009. This decrease was primarily attributable to a decrease in the cost per dose sold associated with increased production yield in the period in which the doses were produced.

Research and Development Expense

Research and development expenses increased by $4.3 million, or 8%, to $59.7 million for the nine months ended September 30, 2010 from $55.4 million for the nine months ended September 30, 2009. This increase reflects higher contract service costs, and includes increased expenses of $6.3 million on product candidates that are categorized in the biodefense segment and increased expenses of $3.6 million in other research and development, which are in support of technology platform development activities and central research and development activities. These increases were partially offset by decreased expenses of $5.6 million on product candidates categorized in the commercial segment.

The increase in spending on biodefense product candidates, detailed in the table below, was primarily attributable to the timing of development efforts on various programs as we completed various studies and prepared for subsequent studies and trials. The increase in spending for our next generation anthrax vaccine program was due to the preparation for and conduct of clinical and non-clinical studies.  The increase in spending for our large-scale manufacturing of BioThrax program was primarily due to facility qualification and validation. The decrease in spending for BioThrax related programs was due to the timing of clinical and non-clinical studies to support applications for marketing approval of these programs. The decrease in spending for the rPA anthrax vaccine product candidate was primarily due to reduced spending while awaiting a development contract award from BARDA, which we received in September 2010. The increase in spending for our advanced double mutant recombinant protective antigen vaccine product candidate resulted from spending for process, formulation and assay development. The decrease in spending for our anthrax immune globulin therapeutic product candidate was primarily due to the timing of clinical and tolerability studies along with model development. The increase in spending for the anthrax monoclonal therapeutic product candidate was primarily due to the timing of process and assay development, stability studies and the conduct of non-clinical studies. The spending for our botulinum vaccine product candidates resulted from conducting non-clinical studies.

The decrease in spending on commercial product candidates was primarily attributable to the timing of development efforts and to the termination or scaling back of certain programs. The decrease in spending for our tuberculosis vaccine product candidate is related to the timing of costs incurred for the preparation, initiation, and conduct of a Phase IIb clinical trial, which commenced in April 2009. The decrease in spending for Typhella primarily resulted from the manufacture of clinical material and conduct of a Phase IIb clinical trial in the United States, both of which were substantially completed during 2009.  The increase in spending for our influenza vaccine product candidate is related to process and analytical development.  The decrease in spending for our hepatitis B therapeutic vaccine product candidate was related to the cessation of the Phase II clinical trial in the United Kingdom and Serbia.

The increase in other research and development expenses was primarily attributable to spending associated with technology platform development activities and central research and development activities.

Our principal research and development expenses for the nine months ended September 30, 2010 and 2009 are shown in the following table:

	Nine Months Ended
	September 30,
(in thousands)	2010	2009
Biodefense:
Next generation anthrax vaccine	$6,975	$3,260
Large-scale manufacturing for BioThrax	6,022	1,505
BioThrax related programs	5,112	6,378
Recombinant protective antigen anthrax vaccine	2,290	6,173
Advanced double mutant recombinant protective antigen vaccine	4,470	292
Anthrax immune globulin therapeutic	4,994	5,407
Anthrax monoclonal antibody therapeutic	7,118	4,743
Botulinum vaccines	595	3,554
Total biodefense	37,576	31,312
Commercial:
Tuberculosis vaccine	8,158	9,483
Typhella™	2,432	4,449
Influenza vaccine	2,588	1,731
Hepatitis B therapeutic vaccine	245	2,650
Other commercial vaccines	163	829
Total commercial	13,586	19,142
Other	8,518	4,908
Total	$59,680	$55,362

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $581,000, or 1%, to $54.5 million for the nine months ended September 30, 2010 from $55.1 million for the nine months ended September 30, 2009. This decrease is primarily due to a decrease of $2.8 million in the impairment charges associated with our Frederick, Maryland facilities and decrease in legal service costs, partially offset by increased personnel and professional services to support the business. The majority of the expense is attributable to the biodefense segment, in which selling, general and administrative expenses increased by $2.4 million, or 7%, to $38.3 million for the nine months ended September 30, 2010 from $35.9 million for the nine months ended September 30, 2009. Selling, general and administrative expenses related to our commercial segment decreased by $3.0 million, or 16%, to $16.2 million for the nine months ended September 30, 2010 from $19.2 million for the nine months ended September 30, 2009.

Total Other Income (Expense)

Total other income (expense) decreased by $1.2 million to an expense of $210,000 for the nine months ended September 30, 2010 from income of $989,000 for the nine months ended September 30, 2009. This decrease resulted primarily from a charge of approximately $1.0 million to reduce previously accrued interest income related to the settlement with PSC.

Income Taxes

Provision for income taxes increased by $958,000, or 7%, to $15.1 million for the nine months ended September 30, 2010 from $14.1 million for the nine months ended September 30, 2009.  The estimated effective tax rate for the nine month periods ended September 30, 2010 and 2009 was 37% and 34%, respectively. The increase in the provision for income taxes was primarily due to the impact of the utilization of foreign entity and research and development deductions on our tax liability for the nine months ended September 30, 2009, partially offset by increased deductions for domestic manufacturing activities.

Net Loss Attributable to Noncontrolling Interest

Net loss attributable to noncontrolling interest decreased by $1.9 million, or 46%, to $2.2 million for the nine months ended September 30, 2010 from $4.0 million for the nine months ended September 30, 2009. The decrease resulted from the timing of clinical and development activities and related expenses incurred by our joint venture with the University of Oxford. These amounts represent the portion of the loss incurred by the joint venture for the nine months ended September 30, 2010 and 2009, respectively, that is attributable to the University of Oxford.

Liquidity and Capital Resources

Sources of Liquidity

We have funded our cash requirements from inception through September 30, 2010 principally with a combination of revenues from BioThrax product sales, debt financings and facilities leases, development funding from government entities and non-government and philanthropic organizations, the net proceeds from our initial public offering and from the sale of our common stock upon exercise of stock options. We have operated profitably for each of the five years ended December 31, 2009 and for the nine months ended September 30, 2010.

As of September 30, 2010, we had cash and cash equivalents of $151.2 million. Additionally, at September 30, 2010 our accounts receivable balance was $7.9 million.

The acquisition of Trubion in October 2010 resulted in a payment of approximately $27.9 million by us to Trubion stockholders.  As a result of the acquisition, we acquired approximately $20 million of cash, cash equivalents, and investments held by Trubion at the time of the acquisition.

Cash Flows

The following table provides information regarding our cash flows for the nine months ended September 30, 2010 and 2009:

	Nine Months Ended
	September 30,
(in thousands)	2010	2009
Net cash provided by (used in):
Operating activities(1)	$74,668	$53,528
Investing activities	(14,042)	(14,376)
Financing activities	(12,321)	(11,848)
Total net cash provided by (used in)	$48,305	$27,304
(1)	Includes the effect of exchange rates on cash and cash equivalents.

Net cash provided by operating activities of $74.7 million for the nine months ended September 30, 2010 was due principally to net income attributable to Emergent BioSolutions Inc. of $25.5 million, a decrease in accounts receivable of $46.9 million due to the collection of amounts billed primarily to HHS, and non-cash charges of $5.2 million for stock-based compensation, $4.0 million for depreciation and amortization and $2.2 million for development expenses from our joint venture, partially offset by a decrease in income taxes of $10.6 million due to estimated federal and state tax payments.

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

Net cash used in investing activities for the nine months ended September 30, 2010 and 2009 of $14.0 million and $14.4 million, respectively, resulted principally from the construction and related costs for Building 55, our large-scale manufacturing facility in Lansing, Michigan, and infrastructure investments and other equipment.

Net cash used in financing activities of $12.3 million for the nine months ended September 30, 2010 resulted primarily from $32.5 million in principal payments on indebtedness, including $30.0 million in payments on our revolving line of credit with Fifth Third Bank, partially offset by $15.0 million in proceeds from borrowings under our revolving line of credit with Fifth Third Bank, $4.1 million in proceeds from stock option exercises and $1.1 million related to excess tax benefits from the exercise of stock options.

Net cash provided by financing activities of $11.8 million for the nine months ended September 30, 2009 resulted primarily from $30.0 million in proceeds from borrowings under our revolving line of credit with Fifth Third Bank, $4.2 million in proceeds from stock option exercises and $1.6 million related to excess tax benefits from the exercise of stock options, partially offset by $47.6 million in principal payments on indebtedness, including $45.0 million in payments on our revolving line of credit with Fifth Third Bank

Debt Financing

As of September 30, 2010, we had $48.3 million principal amount of debt outstanding, comprised primarily of the following:

•
$2.5 million outstanding under a loan from the Department of Business and Economic Development of the State of Maryland used to finance eligible costs incurred to purchase our first facility in Frederick, Maryland;

•	$5.8 million outstanding under a mortgage loan from PNC Bank used to finance the remaining portion of the purchase price for our first Frederick facility;
•	$6.8 million outstanding under a mortgage loan from HSBC Realty Credit Corporation used to finance a portion of the purchase price for our second facility on the Frederick site;

•	$21.7 million outstanding under a term loan from HSBC Realty Credit Corporation used to finance a portion of the costs of our facility expansion in Lansing, Michigan;
•	$6.6 million outstanding under a mortgage loan from HSBC Realty Credit Corporation used to finance a portion of the purchase price of our facility in Baltimore, Maryland; and
•	$4.9 million outstanding under a mortgage loan from HSBC Realty Credit Corporation used to finance a portion of the purchase price of our facility in Gaithersburg, Maryland.

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
•
the timing of, and the costs involved in, completion of qualification and validation activities related to Building 55, our large-scale manufacturing facility in Lansing, Michigan, the build out of our new facility in Baltimore, Maryland, and any other new facilities;

•	our ability to sell two buildings classified on our balance sheet as assets held for sale;
•	the scope, progress, results and costs of our preclinical and clinical development activities;
•	the level of participation of our collaborative partners in our development programs, including those recently acquired in the acquisition of Trubion;
•	the costs, timing and outcome of regulatory review of our product candidates;
•	the number of, and development requirements for, other product candidates that we may pursue;
•	the costs of commercialization activities, including product marketing, sales and distribution;
•	the extent to which we lend money to, and are able to obtain repayment from, third parties;
•	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other patent-related costs, including litigation costs and the results of such litigation;
•	the extent to which we acquire or invest in companies, businesses, products and technologies;
•
the extent to which we become obligated to make cash payments related to the contingent value rights issued to former holders of Trubion common stock in connection with our acquisition of Trubion that are not offset by corresponding cash inflows from our collaborative partners; and

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

ITEM 3.                             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is currently confined to our cash and cash equivalents and restricted cash that have maturities of less than three months, and our long-term indebtedness. We currently do not hedge interest rate exposure or foreign currency exchange exposure, and the movement of interest rates and foreign currency exchange rates could have an adverse or positive impact on our results of operations. We have not used derivative financial instruments for speculation or trading purposes. Because of the short-term maturities of our cash and cash equivalents, we do not believe that an increase in market rates would have a significant impact on the realized value of our investments, but would likely increase the interest cost associated with our debt.

ITEM 4.                             CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2010, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, occurred during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.                             LEGAL PROCEEDINGS

Litigation Against Protein Sciences Corporation.   Until reaching settlement with Protein Sciences Corporation, or PSC, on November 2, 2010, we had been pursuing several legal actions against PSC and its senior management arising out of a letter of intent, a loan and security agreement and related promissory note, and an asset purchase agreement between us and PSC that were entered into in 2008.  On June 8, 2009, we initiated legal proceedings in the Superior Court of the State of Connecticut, Judicial District of New Haven, to acquire possession through foreclosure of PSC’s physical assets that secure the loan. On July 9, 2008, we initiated legal proceedings against PSC in the Supreme Court of the State of New York including, among other claims, claims for fraud, breach of contract, breach of the duty of good faith and fair dealing, unjust enrichment and unfair business practices. On October 3, 2008, we initiated legal proceedings in the United States District Court for the District of Connecticut against PSC’s executive management team of Daniel D. Adams, PSC’s Executive Chairman, and Manon M.J. Cox, PSC’s President and Chief Executive Officer alleging, among other things, that these individuals engaged in fraudulent conduct in connection with their efforts to obtain $10 million in bridge financing from us. On July 19, 2010, the Company filed a motion for summary judgment in lieu of complaint in the Supreme Court of the State of New York seeking repayment of its loan and interest.

On November 2, 2010, weand PSC entered into a settlement and mutual release of claims with respect to the letter of intent, the loan and security agreement and related promissory note and forbearance agreement, the asset purchase agreement and all other claims related thereto.  Under the terms of the settlement, PSC paid us $11.5 million, consisting of full repayment of the original $10 million of principal plus $1.5 million in interest.  At the time of this filing, the parties are in the process of filing stipulations with the relevant courts to dismiss all litigation with prejudice.

Class-action Litigation Related to Trubion Pharmaceuticals Acquisition.  On August 17, 2010, two class action lawsuits were filed in the Superior Court of Washington, King County, or State Court, against Trubion Pharmaceuticals, Inc., or Trubion, its board of directors, and us, or collectively, the Defendants, alleging in summary that, in connection with the proposed merger of Trubion with a subsidiary of ours, or the Acquisition, the members of the Trubion board of directors breached their fiduciary duties by conducting an unfair sale process and agreeing to an unfair price. Both complaints also claim that Trubion and we aided and abetted the Trubion board of directors in its breach of fiduciary duties. On September 9, 2010, the actions were consolidated into a single action, or State Action.  On October 1, 2010, the plaintiffs in the State Action served on the Defendants a consolidated amended class action complaint, or Amended Complaint, alleging, among other things and in addition to the matters alleged in the initial complaints, that the Defendants omitted material information from the Proxy Statement/Prospectus.

On October 4, 2010, a class action lawsuit was filed in the U.S. District Court for the Western District of Washington against the Defendants, or Federal Action and, collectively with the State Action, the Actions, which makes allegations related to the Acquisition that are substantially similar to those matters alleged in the Amended Complaint, includes additional allegations regarding purported violations of the federal securities laws and seeks substantially similar relief.

On October 8, 2010, the Defendants reached agreement in principle with the plaintiffs in the Actions regarding the settlement of the Actions. In connection with the settlement contemplated by that agreement in principle, the Actions will be stayed pending approval of the settlement of the State Action by the State Court. Thereafter, the State Action and all claims asserted therein will be dismissed with prejudice and counsel for the plaintiff in the Federal Action will take all necessary steps to dismiss the Federal Action and all claims asserted therein with prejudice. The terms of the settlement contemplated by that agreement in principle require that Trubion and we make certain additional disclosures related to the Acquisition, as set forth in our Current Report on Form 8-K filed on October 8, 2010. The parties also agreed that the plaintiffs in the Actions may seek attorneys’ fees and costs in an aggregate amount up to $475,000, to be paid by Trubion if such fees and costs are approved by the State Court. There will be no other payment by Trubion, any of the members of the Trubion board of directors or us to the plaintiffs or their respective counsels in connection with the settlement and dismissal of the Actions. The agreement in principle further contemplates that the parties will enter into a stipulation of settlement, which will be subject to customary conditions, including State Court approval following notice to Trubion’s shareholders. In the event that the parties enter into a stipulation of settlement, a hearing will be scheduled at which the State Court will consider the fairness, reasonableness and adequacy of the settlement. There can be no assurance that the parties will ultimately enter into a stipulation of settlement, that the State Court will approve any proposed settlement, or that any eventual settlement will be under the same terms as those contemplated by the agreement in principle.

Patent Oppositions. Our live attenuated modified vaccinia Ankara virus, or MVA, platform technology, which has the potential to be used as a viral vector for delivery of certain vaccine antigens for different disease-causing organisms, is based in part on rights to certain MVA-related materials and technology that we acquired from the Bavarian State Ministry of the Environment and Public Health.  From 2006 to 2008, we filed patent oppositions in the European Patent Office against four of Bavarian Nordic’s patents covering certain aspects of MVA technology.  In each of the four pending opposition proceedings, the subject patents have also been opposed by one or more additional parties, including Sanofi Pasteur, Transgene, Baxter, Virbac, and Innogenetics.  We and the other opponents have alleged that the opposed patents should be revoked for failure to fulfill one or more of the patentability requirements of the European Patent Convention, such as the requirements for novelty and inventive step.  In each opposition, we expect that a single hearing will be held before the Opposition Division of the European Patent Office, in which each opponent will present oral argument and Bavarian Nordic will present rebuttal arguments.  The first of these hearings, which occurred in June 2010, resulted in the Bavarian Nordic patent under consideration being maintained but narrowed in scope. A time period has been set for all parties to file appeals, and we anticipate that all appeals will be filed by the due date of November 27, 2010.  Hearings in two of the other pending oppositions occurred in October 2010.  Bavarian Nordic introduced amended patent claims into the record, which claims were upheld strictly and expressly conditioned on such claims being interpreted within a narrowly-defined scope.  The Opposition Division scheduled a hearing on the fourth pending opposition for January 2011.  We routinely monitor the grant of further Bavarian Nordic European patents to determine whether any additional oppositions should be filed.

Other. We are, and may in the future become, subject to other legal proceedings, claims and litigation arising in the ordinary course of our business in connection with the manufacture, distribution and use of our products and product candidates. For example, Emergent BioDefense Operations Lansing Inc., or EBOL, was a defendant, along with many other vaccine manufacturers, in a series of lawsuits that have been filed in various state and federal courts in the United States alleging that thimerosal, a mercury-containing preservative allegedly used by the defendants in the manufacture of some vaccines, caused personal injuries, including brain damage, central nervous system damage and autism. The last of the lawsuits in which EBOL was named a defendant, which were pending in California, were dismissed without prejudice in July 2010.

ITEM 1A.                          RISK FACTORS

Risks Related to Our Dependence on U.S. Government Contracts

We have derived substantially all of our revenue from sales of BioThrax under contracts with HHS or the DoD. If HHS or DoD demand for BioThrax is reduced, our business, financial condition and operating results could be materially harmed.

We have derived and expect for the foreseeable future to continue to derive substantially all of our revenue from sales to the U.S. government of BioThrax, our FDA-approved anthrax vaccine and only marketed product. We are currently party to a contract with the U.S. Department of Health and Human Services, or HHS, to supply doses of BioThrax for placement into the Strategic National Stockpile, or SNS. We are not currently party to a procurement contract with the U.S. Department of Defense, or DoD, which currently procures doses of BioThrax directly from the SNS. If the SNS priorities change, or if the DoD dose requirements from the SNS are reduced, our revenues could be substantially reduced.

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

The U.S. government may choose not to award us future contracts for the development and supply of anthrax vaccines and other biodefense product candidates that we are developing, or may instead award such contracts to our competitors. If we are unable to win particular contracts, we may not be able to operate in the market for products that are provided under those contracts for a number of years.  For example, in December 2009, the Biomedical Advanced Research and Development Authority, or BARDA, cancelled a previously issued request for proposal for development and procurement of a recombinant protective antigen, or rPA, anthrax vaccine for the SNS for which we had submitted a proposal. BARDA subsequently issued a Broad Agency Announcement, or BAA, solely for the development of an rPA anthrax vaccine under which we were awarded a development contract in September 2010.  Additionally, if we are unable to consistently win new contract awards over an extended period, or if we fail to anticipate all of the costs and resources that will be required to secure such contract awards, our growth strategy and our business, financial condition and operating results could be materially adversely affected.

Our U.S. government contracts require ongoing funding decisions by the government. Reduced or discontinued funding of these contracts could cause our financial condition and operating results to suffer materially.

Our principal customer for BioThrax is the U.S. government. We anticipate that the U.S. government will also be the principal customer for any other biodefense products that we successfully develop. Over its lifetime, a U.S. government program may be implemented through the award of many different individual contracts and subcontracts. The funding of some government programs is subject to Congressional appropriations, generally made on a fiscal year basis even though a program may continue for several years. Our government customers are subject to stringent budgetary constraints and political considerations. For example, the sale of most of the doses of BioThrax supplied under our most recent procurement contract with HHS was subject to the annual appropriations process. Additionally, our government-funded development contracts typically consist of a base period of performance followed by successive option periods for performance of certain future activities.  The value of these optional services, which options are in the sole discretion of the government, may constitute the majority of the total value of the underlying contract. If levels of government expenditures and authorizations for biodefense decrease or shift to programs in areas where we do not offer products or are not developing product candidates, our business, revenues and operating results may suffer.

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

Generally, government contracts, including our HHS contracts for BioThrax, contain provisions permitting unilateral termination or modification, in whole or in part, at the government’s convenience. Under general principles of government contracting law, if the government terminates a contract for convenience, the other party to that contract may recover only its incurred or committed costs, settlement expenses and profit on work completed prior to the termination.

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

Legal proceedings could be costly to defend, and the results could reduce demand for BioThrax by the U.S. government. For example, a group of unnamed military personnel filed a lawsuit in 2003 seeking to enjoin the DoD from administering BioThrax on a mandatory basis without informed consent of the recipient or a Presidential waiver, and a federal court issued the requested injunction in 2004. In 2005, the FDA issued an order affirming the BioThrax license and, as a result, an appellate court ruled in February 2006 that the injunction was dissolved. In October 2006, the DoD announced that it was resuming a mandatory vaccination program for BioThrax for designated personnel and contractors. In December 2006, the same counsel who brought the prior lawsuit filed a new lawsuit contending that the FDA’s 2005 Final Order should be set aside and that BioThrax is not properly approved for use in the DoD’s vaccination program. In February 2008, the federal district court in which that case was pending dismissed the action, concluding that the FDA did not make a clear error of judgment in reaffirming the safety and efficacy of BioThrax. On September 29, 2009, the United States Court of Appeals for the District of Columbia Circuit issued its opinion in Rempfer v. Torti, affirming the February 29, 2008 finding of the District Court that the FDA did not violate the Administrative Procedure Act in connection with its December 19, 2005 Final Order classifying BioThrax as safe and effective.  The plaintiffs’ petition for writ of certiorari in the United States Supreme Court was denied on March 1, 2010.

Although we are not a party to any lawsuits challenging the DoD’s mandatory use of BioThrax, if a court were to again enjoin the DoD’s use of BioThrax on a mandatory basis, the amount of future purchases of BioThrax by the U.S. government could be affected. Furthermore, contractual indemnification provisions and statutory liability protections may not fully protect us from all related liabilities, and statutory liability protections could be revoked or amended to reduce the scope of liability protection. For example, we have invoiced the DoD for reimbursement of our costs incurred with respect to the lawsuits filed against us by current and former members of the U.S. military claiming damages as the result of personal injuries allegedly suffered from vaccination with BioThrax, and we are continuing our efforts to negotiate with the DoD for a satisfactory resolution of that claim. In addition, lawsuits brought directly against us by third parties, even if not successful, would require us to spend time and money defending the related litigation that may not be reimbursed by insurance carriers or covered by indemnification under existing contracts.

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

As of September 30, 2010, we had $48.3 million principal amount of debt outstanding. We may seek to raise substantial external debt financing to provide additional financial flexibility. The assumption of debt could have significant adverse consequences, including:

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

As of September 30, 2010, we had $151.2 million of cash and cash equivalents. Our future capital requirements will depend on many factors, including:

•	the level and timing of BioThrax product sales and cost of product sales;
•	our ability to obtain funding from government entities and non-government and philanthropic organizations for our development programs;
•	the acquisition of new facilities and capital improvements to new or existing facilities;
•
the timing of, and the costs involved in, completion of qualification and validation activities related to Building 55, our large-scale manufacturing facility in Lansing, Michigan, the build out of our new facility in Baltimore, Maryland, and any other new facilities;

•	the level of participation of our collaborative partners in our development programs, including those recently acquired in the acquisition of Trubion;
•	the scope, progress, results and costs of our preclinical and clinical development activities;
•	the costs, timing and outcome of regulatory review of our product candidates;
•	the number of, and development requirements for, other product candidates that we may pursue;
•	the costs of commercialization activities, including product marketing, sales and distribution;
•	the extent to which we lend money to, and are able to obtain repayment from, third parties;
•	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other patent-related costs, including litigation costs and the results of such litigation;
•	the extent to which we acquire or invest in companies, businesses, products and technologies;
•
the extent to which we become obligated to make cash payments related to the contingent value rights issued to former holders of Trubion Pharmaceuticals, Inc., or Trubion, common stock in connection with our acquisition of Trubion that are not offset by corresponding cash inflows from our collaborative partners; and

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

We continually evaluate alternatives for the manufacture of BioThrax and our various product candidates. We may seek to acquire one or more additional facilities or sign agreements with contract manufacturing organizations. We have constructed Building 55, a large-scale manufacturing facility on our Lansing, Michigan campus for which we received an award from BARDA in July 2010 for scale-up, qualification and validation to manufacture BioThrax. Additionally, in 2009, we acquired a facility in Baltimore, Maryland that we expect to utilize for certain product development or manufacturing projects. In order to do so, we anticipate that we will be required to make certain capital expenditures to upgrade and maintain this facility.

Constructing, preparing and maintaining a facility for manufacturing purposes is a significant project. For example, the process for qualifying and validating Building 55 for FDA licensure will be costly and time consuming, may result in unanticipated delays and may cost more than expected due to a number of factors, including regulatory requirements. The costs and time required to comply with current good manufacturing practices, or cGMP, regulations or similar regulatory requirements for sales of our products outside the U.S. may be significant. If our qualification and validation activities are delayed, we may not be able to meet our obligations to our customers, which may limit our opportunities for growth. Costs associated with constructing, qualifying and validating manufacturing facilities could require us to raise additional funds from external sources, and we may not be able to do so on favorable terms or at all.

BioThrax and our product candidates are complex to manufacture and ship, which could cause us to experience delays in revenues or shortages of products.

BioThrax and all our product candidates are biologics. Manufacturing biologic products, especially in large quantities, is complex. The products must be made consistently and in compliance with a clearly defined manufacturing process. Accordingly, it is essential to be able to validate and control the manufacturing process to assure that it is reproducible. Slight deviations anywhere in the manufacturing process, including maintaining master seed banks and preventing drift, obtaining materials, seed growth, fermentation, filtration, filling, labeling, packaging, storage and shipping and quality control and testing, may result in lot failures or manufacturing shut-down, delays in the release of lots, product recalls, spoilage or regulatory action. Success rates can vary dramatically at different stages of the manufacturing process, which can reduce yields and increase costs. From time to time we experience deviations in the manufacturing process that may take significant time and resources to resolve and if unresolved may affect manufacturing output and could cause us to fail to satisfy customer orders or contractual commitments, lead to a termination of one or more of our contracts, lead to delays in our clinical trials, result in litigation or regulatory action against us or cause the FDA to cease releasing product until the deviations are explained and corrected, any of which could be costly to us and negatively impact our business.

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

FDA approval is required for the release of each lot of BioThrax. We will not be able to sell any lots that fail to satisfy the release testing specifications. We must provide the FDA with the results of potency testing before lots are released for sale. We have one mechanism for conducting this potency testing that is reliant on a unique animal strain for which we currently have no alternative. In developing alternatives, we may face significant regulatory hurdles. In the event of a problem with this strain, if we have not developed alternatives, we would not be able to provide the FDA with required potency testing.

In addition, we are contractually required to ship BioThrax at a prescribed temperature range during shipping, and variations from that temperature range could result in loss of product and could adversely affect our profitability. Delays, lot failures, shipping deviations, spoilage or other loss during shipping could cause us to fail to satisfy customer orders or contractual commitments, lead to a termination of one or more of our contracts, lead to delays in our clinical trials or result in litigation or regulatory action against us, any of which could be costly to us and otherwise harm our business.

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

We have outsourced the operation for filling BioThrax into vials to a single company. Our contract with this company expires on December 31, 2010, and we are negotiating a new filling agreement with this Company that we expect to execute in the fourth quarter of 2010. We have not established internal redundancy for our filling functions; however, we have identified and contracted with an additional provider that we believe can handle our filling needs. Before this additional provider can perform filling services for us, it must be qualified and licensed by the FDA. Such qualification and licensure may require use of a significant number of doses of BioThrax for consistency lots and stability testing that we may not be able to sell in the future once testing is complete. If our existing BioThrax filler is unable to perform filling services for us, we would need to obtain FDA approval of our potential substitute filler, engage, qualify and license an alternative filling company or develop our own filling capabilities. Any new contract filling company or filling capabilities that we acquire or develop will need to be approved by the FDA. Identifying and engaging a new contract filling company or developing our own filling capabilities and obtaining FDA approval could involve significant time and cost. As a result, we might not be able to deliver BioThrax orders on a timely basis and our revenues could decrease.

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

We currently rely, or plan to rely, on third parties to manufacture the supplies of some or all of our vaccine and therapeutic product candidates that we require for preclinical and clinical development, including the product candidates from our recently-completed acquisition of Trubion. For example, through a prior agreement between Trubion and Pfizer, Inc., or Pfizer, we now depend on Pfizer for the supply of SBI-087, a next generation CD20-directed product candidate targeted for treatment of rheumatoid arthritis, or RA. Any significant delay in obtaining adequate supplies of our product candidates could adversely affect our ability to develop or commercialize these product candidates. For example, in 2008 the initial manufacturer of our anthrax monoclonal antibody therapeutic product candidate informed us it was discontinuing contract manufacturing operations and we were forced to secure alternative manufacturing resources to continue development of this product candidate.

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

Our development and manufacturing processes involve the use of hazardous materials, including chemicals, bacteria, viruses and radioactive materials, and produce waste products. Accordingly, we are subject to federal, state, local and foreign laws and regulations governing the use, manufacture, distribution, storage, handling, disposal and recordkeeping of these materials. We are also subject to a variety of environmental laws in Michigan regarding underground storage tanks. One such tank on our Lansing, Michigan campus has leaked in the past. The State of Michigan removed the tank, continues to monitor the situation and has agreed to indemnify us for any resulting liabilities. In the event that the State of Michigan does not indemnify us, or if our insurance does not cover the exposure of any remediation that may be necessary, we may be required to spend significant amounts on remediation efforts. In addition to complying with environmental and occupational health and safety laws, we must comply with special regulations relating to biosafety administered by the Centers for Disease Control and Prevention, or CDC, HHS and the DoD.

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

Risks Related to Our Acquisition of Trubion Pharmaceuticals

We will be subject to continued risks of product development, regulatory approvals and commercialization with respect to the product candidates we acquired as a result of our acquisition of Trubion.

Our recently-acquired Trubion product candidates are subject to the same risks that affected our product candidates prior to the Trubion acquisition.  For example, TRU-016, a CD37-targeted therapy for the treatment of B-cell malignancies, is being developed with a wholly owned subsidiary of Abbott Laboratories, or Abbott, for patients with chronic lymphocytic leukemia, or CLL.  A Phase I clinical trial of TRU-016 in this indication is underway. We and Abbott will be responsible for completing the clinical development of, seeking regulatory approval for and commercializing this product candidate. The results of the ongoing clinical trial for TRU-016 may not be sufficient to support an application for marketing approval. If the efficacy of this product candidate cannot be confirmed in pivotal clinical trials, we may be forced to delay or cease development efforts. Our product development costs will increase if we experience delays in clinical trials or in seeking marketing approval. Significant delays could impair our ability to commercialize TRU-016 or any of the other product candidates we acquired through the Trubion acquisition.  If we are unable to complete the development of, obtain regulatory approvals for and commercialize these product candidates, we will not realize the anticipated benefits of our acquisition of Trubion.

Our commercial success depends in significant part on the success of the partnered clinical product candidates we recently acquired from Trubion. We cannot be certain that the collaborative partners for those product candidates will continue development, or that those product candidates will be safe or effective, complete clinical trials, receive regulatory approval or be successfully commercialized.

In June 2010, Pfizer decided to discontinue development of TRU-015, an investigational drug in Phase II evaluation for the treatment of RA that was developed under Trubion's CD20 collaboration with Pfizer.  Accordingly, the lead commercial product candidate that we acquired through our acquisition of Trubion is SBI-087, a second generation anti-CD20 product candidate. SBI-087 is earlier in development than TRU-015 and is currently the subject of an ongoing Phase II trial. Patient dosing in the Phase II SBI-087 RA trial commenced in December 2009 and final data is not anticipated until the end of 2011. Because SBI-087 is at an earlier stage in clinical development, the decision by Pfizer to develop SBI-087 instead of TRU-015 is likely to delay the potential commercialization of any product candidate under our collaboration with Pfizer, which could adversely affect our business.

Initial clinical testing of TRU-016 and SBI-087 commenced in 2008.  Even if we and our collaborative partners for those product candidates determine to proceed with further clinical testing, a number of additional clinical trials will be required before a Biologics License Application, or BLA, can be submitted to the FDA for product approval. Clinical trials required for FDA approval of SBI-087 for RA or systemic lupus erythematosus, or SLE, and TRU-016 for CLL and non-Hodgkin’s lymphoma, or NHL, may not be successfully completed. If required clinical trials are not completed or their results do not meet safety and efficacy thresholds required by the FDA, these product candidates will likely not receive regulatory approval. The regulatory approval process can take many years and require the expenditure of substantial resources. Even if any of these product candidates receive regulatory approval, the approved product candidate may never be successfully commercialized. If these product candidates do not receive regulatory approval or are not successfully commercialized, we may not realize the anticipated benefits of our acquisition of Trubion.

We depend on our collaborative relationships with Pfizer and Abbott to develop, manufacture, and commercialize certain of our recently acquired product candidates.

As a result of our acquisition of Trubion, we are party to collaboration agreements with each of Pfizer pursuant to which Pfizer is responsible for regulatory approval of and any subsequent commercialization of SBI-087, and Abbott pursuant to which we and Abbott must jointly agree to all development and commercialization plans and timelines for TRU-016.  If either of our collaborative partners opts-out of or terminates its agreement with us or fails to fulfill its obligations, we would need to obtain the capital necessary to fully fund the development and commercialization of the related product candidates or enter into alternative arrangements with a third party. We could also become involved in disputes with either of these collaborative partners, which could lead to delays in or termination of our development and commercialization programs and time-consuming and expensive litigation or arbitration. If either Abbott or Pfizer terminates or breaches its agreement with us, or otherwise fails to complete its obligations in a timely manner, our collaboration product development programs would be substantially delayed and the chances of successfully developing or commercializing our collaboration product candidates would be materially and adversely affected.

In June 2010 Pfizer decided to discontinue development of TRU-015. We cannot predict how or whether Pfizer will proceed with the collaboration or the development of any of the remaining collaboration product candidates, including SBI-087 and other therapeutics directed to CD20, as well as certain other product candidates directed to a small number of targets other than CD20 that have been established pursuant to the agreement. Our ability to receive any significant revenue from our product candidates covered by the collaboration agreement depends on the efforts of Pfizer and on our ability to collaborate effectively. Any future payments, including royalties to us, will depend on the extent to which we and Pfizer advance product candidates through development and commercialization. Pfizer may terminate the collaboration relationship, in whole or in part, without cause, by giving 90 days’ written notice to us. Pfizer also has the right to terminate the agreement, on a target-by-target basis, upon 60 days’ written notice, if any safety or regulatory issue arises that would have a material adverse effect on Pfizer’s ability to develop, manufacture, or commercialize one or more product candidates.

With respect to control over decisions and responsibilities, the collaboration agreement provides for a research committee and a CD20-directed therapy development committee consisting of representatives of Pfizer and us. Ultimate decision-making authority as to most matters within the collaboration, including development plans and timelines, however, is vested in Pfizer.

In August 2009, Trubion entered into a collaboration agreement with Facet Biotech, or Facet, for the joint worldwide development and commercialization of TRU-016, a product candidate in Phase I clinical development for CLL and other CD37-directed protein therapeutics. Facet became a wholly-owned subsidiary of Abbott on April 21, 2010. Under the terms of the collaboration agreement, neither we nor Abbott have the right to develop or commercialize protein therapeutics directed to CD37 outside of the collaboration.  Our ability to receive funding for TRU-016 under the collaboration depends on our ability to collaborate effectively with Abbott. Any future payments, including milestones payable to us, will depend on the extent to which we and Abbott advance TRU-016 through development and commercialization. Abbott may terminate the collaboration agreement without cause, and would not be obligated to pay us a termination fee if such a termination were to occur after February 27, 2011. Abbott also has the right upon 90 days’ written notice to terminate the agreement for any uncured material breach by us, and has the right to opt out of the collaboration during the six-month period following a change in control of Trubion, which includes the right to opt out of the collaboration as a result of our acquisition until April 28, 2011.  With respect to control over decisions and responsibilities, the collaboration agreement provides for a joint steering committee that must make decisions by consensus. Failure to reach consensus on material aspects of the development or commercialization of TRU-016 would lead to dispute resolution by our respective designated officers, and potentially arbitration, any of which may delay the development of TRU-016, which may harm our business.

Under certain circumstances, the parties have the right to opt-out of the collaboration or may be deemed to have opted-out of the collaboration. If Abbott opts-out of the collaboration with respect to a product, then we would become responsible for all development and commercialization costs for that product and be obligated to pay Abbott certain royalty payments upon the sale of that product. We are currently the lead manufacturing party for TRU-016 and if we opt-out of the collaboration as allowed under the collaboration agreement, and are the lead TRU-016 manufacturing party at that time, we would be obligated to continue to supply TRU-016 to Abbott for up to 18 months.

Risks Related to Product Development

Our business depends significantly on our success in completing development and commercialization of our product candidates at acceptable costs. If we are unable to commercialize these product candidates, or experience significant delays or unanticipated costs in doing so, our business will be materially harmed.

We have invested a significant portion of our efforts and financial resources in the development of our vaccines and therapeutic product candidates. In addition to BioThrax sales, our ability to generate near term revenue is dependent on the success of our development programs, on the U.S. government’s interest in providing development funding for or procuring certain of our product candidates, on the interest of non-governmental organizations in providing grant funding for development of certain of our product candidates and on the commercial viability of those product candidates. The commercial success of our product candidates will depend on many factors, including accomplishing the following in an economical manner:

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

If, as a result of the foregoing factors or otherwise, we are prevented from developing and commercializing a product candidate in an economically acceptable manner, that product program may be adversely affected and the commercial success of the product candidate may be harmed.  For example, we recently agreed with one of our contract manufacturers to extend the commencement date of the commercial term for manufacture of our anthrax immune globulin therapeutic product candidate.  We are currently in negotiations with that contract manufacturer for a longer-term resolution regarding commercial production; however, in the event that we are not able to negotiate a satisfactory resolution we may be required to explore other options for our anthrax immune globulin program that could result in less favorable commercial success for this product candidate, or no commercial success at all.

We will not be able to commercialize our product candidates if our preclinical development efforts are not successful, our clinical trials do not demonstrate safety or our clinical trials or animal studies do not demonstrate efficacy.

Before obtaining regulatory approval for the sale of our product candidates, we must conduct extensive preclinical studies and clinical trials to establish proof of concept, safety and efficacy of our product candidates. Preclinical and clinical testing is expensive, difficult to design and implement, can take many years to complete, and the outcome of such trials is uncertain. Success in preclinical testing and early clinical trials does not ensure that later clinical trials or animal efficacy studies will be successful, and interim results of a clinical trial or animal efficacy study do not necessarily predict final results.  For example, in December 2008, we and Sanofi Pasteur determined that the joint efforts of our collaboration related to our meningitis B product development program had not identified a viable product candidate, which effectively ended most development activities under this collaboration.

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

Under the Project BioShield Act, the Secretary of HHS can contract to purchase countermeasures for the SNS prior to FDA approval of the countermeasure in specified circumstances. Project BioShield also allows the Secretary of HHS to authorize the emergency use of medical products that have not yet been approved by the FDA. However, our biodefense product candidates might not be selected by the Secretary under this authority. Moreover, this authority could result in increased competition for our products and product candidates.

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

The market for sales of BioThrax to customers other than the U.S. government is undeveloped, and we may not be successful in generating meaningful sales of BioThrax to these potential customers. To date, we have supplied only small amounts of BioThrax directly to several foreign governments and our sales of BioThrax to customers other than the U.S. government has represented a small portion of our revenue. If we fail to significantly increase our sales of BioThrax to these customers, our business and opportunities for growth could be materially harmed.

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

Our ability to meet any potential increased demand that develops for sales of BioThrax to customers other than the U.S. government depends on our available production capacity. We use substantially all of our current production capacity at our FDA-approved manufacturing facility in Lansing, Michigan to manufacture BioThrax for current sales to U.S. government customers. Additionally, we have constructed Building 55, a large-scale manufacturing facility at our Lansing campus that is available for large-scale production of BioThrax, subject to final qualification and validation activities. To prepare for the event that we obtain significant orders for BioThrax from customers other than the U.S. government that cannot be accommodated by our existing facilities, we may explore additional manufacturing alternatives that would enable us to increase our manufacturing capacity and, as a result, allow us to increase sales of BioThrax to customers other than the U.S. government. If we are successful in this effort, it could be several years until a facility is qualified and validated and able to produce saleable vaccine. If we are unsuccessful in this effort, our opportunities for growth could be limited.

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

The Foreign Corrupt Practices Act, or FCPA, prohibits any U.S. individual or business from paying, offering or authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of a foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with certain accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations. The anti-bribery provisions of the FCPA are enforced primarily by the U.S. Department of Justice. The Securities and Exchange Commission, or SEC, is involved with enforcement of the books and records provisions of the FCPA.

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

The failure to comply with laws governing international business practices may result in substantial penalties, including suspension or debarment from government contracting. Violation of the FCPA can result in significant civil and criminal penalties. Indictment alone under the FCPA can lead to suspension of the right to do business with the U.S. government until the pending claims are resolved. Conviction of a violation of the FCPA can result in long-term disqualification as a government contractor. The termination of a government contract or relationship as a result of our failure to satisfy any of our obligations under laws governing international business practices would have a negative impact on our operations and harm our reputation and ability to procure government contracts. The SEC also may suspend or bar issuers from listing their securities on United States securities exchanges for violations of the FCPA’s accounting provisions.

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

Numerous companies have vaccine product candidates in development that would compete with any of our commercial product candidates for which we are seeking to obtain marketing approval.  One oral typhoid vaccine and one injectable typhoid vaccine are currently approved and administered in the U.S. and Europe. The Aeras Global Tuberculosis Vaccine Foundation is developing or supporting the development of five tuberculosis vaccine product candidates in addition to ours, any of which could present competitive risks.  If approved for the treatment of RA, we anticipate that some of our commercial product candidates would compete with other marketed protein therapeutics for the treatment of RA, including: Enbrel ® (Amgen, Pfizer and Takeda), Remicade ® (Centocor Ortho Biotech, Merck and Mitsubishi Tanabe), Humira ® (Abbott and Eisai), Orencia ® (BMS), Cimzia ® (UCB and Otsuka), Simponi ® (Centocor Ortho Biotech and Merck), Actemra ® (Roche and Chugai) and Rituxan ® (Genentech, Roche and Biogen Idec). If approved for the treatment of SLE, our product candidates will compete with other therapies.  If approved for the treatment of CLL, NHL, or other B-cell malignancies, we anticipate that our product candidates would compete with other B-cell depleting therapies. While we are not aware of any CD37- directed therapeutics in development or on the market, other biologic therapies are marketed for the treatment of NHL or CLL or both, such as Rituxan/Mabthera ® (Genentech, Roche and Biogen Idec), Zevalin ® (Spectrum Pharmaceuticals, Inc. and Bayer Schering AG), Bexxar ® (GSK), Campath ® (Genzyme and Bayer Schering AG), Treanda ® (Cephalon Oncology) and Arzerra ® (GSK and Genmab).

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

In the United States, BioThrax and our product candidates are regulated by the FDA as biologics. To obtain approval from the FDA to market our product candidates, we will be required to submit to the FDA a BLA. Ordinarily, the FDA requires a sponsor to support a BLA with substantial evidence of the product’s safety and effectiveness in treating the targeted indication based on data derived from adequate and well controlled clinical trials, including Phase III safety and efficacy trials conducted in patients with the disease or condition being targeted. However, our biodefense product candidates require slightly different treatment. Specifically, because humans are rarely exposed to anthrax toxins under natural conditions, and cannot be intentionally exposed, statistically significant effectiveness of our biodefense product candidates cannot be demonstrated in humans, but instead must be demonstrated, in part, by utilizing animal models before they can be approved for marketing. This is known as the FDA’s “animal rule”.

We intend to use the animal rule in pursuit of FDA approval for BioThrax as a post-exposure prophylaxis, our anthrax immune globulin therapeutic, our rPA anthrax vaccine, our anthrax monoclonal antibody therapeutic, our next generation anthrax vaccine, and our double mutant rPA vaccine. We cannot guarantee that the FDA will permit us to proceed with licensure of any of our BioThrax related programs or our other product candidates under the animal rule. Even if we are able to proceed pursuant to the animal rule, the FDA may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies, refuse to approve our products, or place restrictions on our ability to commercialize those products.

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

If one of our competitors obtains orphan drug exclusivity for an indication for a product that competes with one of the indications for one of our product candidates before we obtain orphan drug designation, and if the competitor’s product is the same drug as ours, the FDA would be prohibited from approving our product candidate for the same orphan indication unless we demonstrate that our product is clinically superior or the FDA determines that the holder of the orphan drug exclusivity cannot assure the availability of sufficient quantities of the drug. We have obtained orphan drug status from the FDA for our anthrax monoclonal antibody therapeutic product candidate, from the FDA and in the European Union for our anthrax immune globulin therapeutic product candidate and in the European Union for our tuberculosis vaccine product candidate; however, none of our other products or product candidates has been designated as an orphan drug and there is no guarantee that the FDA will grant such designation in the future. Even if we obtain orphan drug exclusivity for one or more indications for one of our product candidates, we may not be able to maintain it. For example, if a competitive product that is the same drug or biologic as our product is shown to be clinically superior to our product, any orphan drug exclusivity we may have obtained will not block the approval of that competitive product.

The Fast Track designation for our product candidates may not actually lead to a faster development, regulatory review or approval.

We have obtained a Fast Track designation from the FDA for BioThrax as a post-exposure prophylaxis against anthrax infection, for our anthrax immune globulin therapeutic product candidate and for our anthrax monoclonal antibody therapeutic product candidate. However, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw a Fast Track designation if the FDA believes that the designation is no longer supported by data from our clinical development program. Fast Track designation does not guarantee that we will qualify for or be able to take advantage of the FDA’s expedited review procedures or that any application that we may submit to the FDA for regulatory approval will be accepted for filing or ultimately approved.

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

For example, we licensed an oligonucleotide adjuvant, CpG 7909, for use in our double mutant rPA product candidate and our next generation anthrax vaccine product candidate from Coley Pharmaceutical Group, Inc., or Coley. Coley which was subsequently acquired by Pfizer Inc., is responsible for prosecuting, maintaining and defending these licensed patent rights. Coley notified us that a patent interference had been declared in the U.S. Patent and Trademark Office between our licensed patent and a third party patent application, which could result in revocation of the patent we have licensed. We may not know the outcome for a considerable period of time.

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

There has been substantial litigation and other proceedings regarding patent and other intellectual property rights in the biotechnology and pharmaceutical industries. For example, Bavarian Nordic sued Acambis for patent infringement and other claims arising out of Acambis’ importation of an MVA-based smallpox vaccine for biodefense use by the U.S. government. Bavarian Nordic claimed that its patents broadly covered the manufacture of MVA-based biological products and that Bavarian Nordic had rights in the biological materials used by Acambis. The Acambis strain has a distinct lineage from the strains used by us. That litigation was terminated in July 2007 by a settlement and consent order. Bavarian Nordic subsequently sued Oxford BioMedica PLC, Oxford BioMedica Ltd. and Biomedica Inc., collectively Oxford BioMedica, alleging that Oxford BioMedica has infringed certain Bavarian Nordic U.S. patents by making, using and importing, and inducing others to use Oxford BioMedica’s experimental drug TroVax®, which is an MVA-based therapeutic cancer vaccine.  The Oxford BioMedica strain also has a distinct lineage from the strain used by us.  The lawsuit was settled in January 2010 by agreement between the parties.  While the terms of the settlement have not been published, the parties have announced that Oxford BioMedica received a license for TroVax under Bavarian Nordic’s MVA patents, and in return Bavarian Nordic received a license under Oxford BioMedica’s patents on heterologous prime boost technology and a sublicense under certain patents licensed by Sanofi to Oxford BioMedica. Typically, patent infringement settlements are structured to specifically cover the alleged infringing product, and the settlement has no direct impact on other products in the field.   We have licensed from StMUG rights to materials and technology related to MVA. Our MVA platform technology, which has the potential to be used as a viral vector for delivery of certain vaccine antigens for different disease-causing organisms, is based in part on these rights.

Our MVA platform technology, which has the potential to be used as a viral vector for delivery of certain vaccine antigens for different disease-causing organisms, is based in part on rights to certain MVA-related materials and technology that we acquired from the Bavarian State Ministry of the Environment and Public Health.  From 2006 to 2008, we filed patent oppositions in the European Patent Office against four of Bavarian Nordic’s patents covering certain aspects of MVA technology.  In each of the four pending opposition proceedings, the subject patents have also been opposed by one or more additional parties, including Sanofi Pasteur, Transgene, Baxter, Virbac, and Innogenetics.  We and the other opponents have alleged that the opposed patents should be revoked for failure to fulfill one or more of the patentability requirements of the European Patent Convention, such as the requirements for novelty and inventive step.  In each opposition, we expect that a single hearing will be held before the Opposition Division of the European Patent Office, in which each opponent will present oral argument and Bavarian Nordic will present rebuttal arguments.  The first of these hearings, which occurred in June 2010, resulted in the Bavarian Nordic patent under consideration being maintained but narrowed in scope. A time period has been set for all parties to file appeals, and we anticipate all appeals to be filed by the due date of November 27, 2010.  Hearings in two of the other pending oppositions occurred in October 2010.  Bavarian Nordic introduced amended patent claims into the record, which claims were upheld strictly and expressly conditioned on such claims being interpreted within a narrowly-defined scope.  The Opposition Division scheduled a hearing on the fourth pending opposition for January 2011.  We routinely monitor the grant of further Bavarian Nordic European patents to determine whether any additional oppositions should be filed.

Risks Related to Our Acquisition Strategy

Our strategy of generating growth through acquisitions may not be successful.

Since our inception we have pursued a strategy of growing our business through licensing and acquisition. We commenced operations in September 1998 through an acquisition of rights to BioThrax, vaccine manufacturing facilities at a multi-building campus on approximately 12.5 acres in Lansing, Michigan and vaccine development and production know-how, all from the Michigan Biologic Products Institute. We acquired a portion of our pipeline of vaccine and therapeutic product candidates through our acquisition of Microscience Limited in a share exchange in 2005 and our acquisitions of substantially all of the assets, for cash, of Antex Biologics, Inc. in 2003 and of ViVacs GmbH in 2006.  More recently, we acquired additional pipeline product candidates as a result of our acquisition of Trubion, which we completed in October 2010.

In the future, we may be unable to license or acquire suitable products or product candidates from third parties for a number of reasons. In particular, the licensing and acquisition of pharmaceutical and biological products is a competitive area. A number of more established companies are also pursuing strategies to license or acquire products in the vaccine and therapeutic field. These established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities. Other factors that may prevent us from licensing or otherwise acquiring suitable products and product candidates include the following:

•	we may be unable to license or acquire the relevant technology on terms that would allow us to make an appropriate return on the investment;
•	companies that perceive us to be their competitor may be unwilling to assign or license their product rights to us; or
•	we may be unable to identify suitable products or product candidates within our areas of expertise.

In addition, we expect competition for acquisition candidates in the vaccine and therapeutic field to increase, which may result in fewer suitable acquisition opportunities for us as well as higher acquisition prices. If we are unable to successfully obtain rights to suitable products and product candidates, including through the acquisition of Trubion, our business, financial condition and prospects for growth could suffer.

If we fail to successfully manage any acquisitions, our ability to develop our product candidates and expand our product candidate pipeline may be harmed.

As part of our business strategy, we intend to continue to seek to obtain marketed products and development stage product candidates through acquisitions and licensing arrangements with third parties. The failure to adequately address the financial, operational or legal risks of these transactions, including the Trubion acquisition, could harm our business. Financial aspects of these transactions that could alter our financial position, reported operating results or stock price include:

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

Mr. El-Hibri has the ability to control the election of the members of our Board of Directors through his ownership interests among our significant stockholders. As of October 29, 2010, Mr. El-Hibri was the beneficial owner of approximately 32% of our outstanding common stock. Because Mr. El-Hibri has significant influence over the election of the members of our board, and because of his substantial control of our capital stock, Mr. El-Hibri will likely have the ability to delay or prevent a change of control of us that may be favored by other directors or stockholders and otherwise exercise substantial control over all corporate actions requiring board or stockholder approval, including any amendment of our certificate of incorporation or by-laws. The control by Mr. El-Hibri may prevent other stockholders from influencing significant corporate decisions and may result in conflicts of interest that could cause our stock price to decline.

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

Our stock price has been, and is likely to continue to be, volatile. From November 15, 2006, when our common stock first began trading on the New York Stock Exchange, through October 29, 2010, our common stock has traded as high as $27.00 per share and as low as $4.40 per share. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. For example, we have filed a registration statement that would permit us to issue up to $100 million in common stock.  Moreover, holders of an aggregate of approximately 10.0 million shares of our common stock outstanding as of October 29, 2010 have the right to require us to register these shares of common stock under specified circumstances.

ITEM 2.                             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

Not applicable.

Use of Proceeds

Not applicable.

Purchases of Equity Securities

Not applicable.

ITEM 3.                             DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.                             REMOVED AND RESERVED

ITEM 5.                             OTHER INFORMATION

On November 3, 2010, we and the contract manufacturer of our anthrax immune globulin therapeutic product candidate, Talecris Biotherapeutics, Inc., or Talecris, agreed to extend the commencement date of the commercial manufacturing term for that product candidate to July 31, 2011.  In the event that we request Talecris to produce any quantities of the product candidate before or after commencement of the commercial term, the parties are required to negotiate in good faith as to the timing, price, quantity and support, among other terms, of such production, subject to Talecris’ right to delay or refuse such specific request.

ITEM 6.

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

Date: November 4, 2010

By: /s/  R. Don Elsey
R. Don Elsey
Sr. Vice President Finance, Chief Financial
Officer and Treasurer
(Principal Financial and Accounting Officer)

Date: November 4, 2010

EXHIBIT INDEX

Exhibit Number	Description
2.1
Agreement and Plan of Merger, dated August 12, 2010, among the Registrant, Trubion Pharmaceuticals, Inc., 35406 LLC, and 30333 Inc. (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33137) filed with the SEC on August 13, 2010)

2.2
Amendment No. 1 to Agreement and Plan of Merger, dated September 29, 2010, among the Registrant, Trubion Pharmaceuticals, Inc., 35406 LLC, and 30333 Inc. (Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33137) filed with the SEC on September 30, 2010)

10.1
Contingent Value Rights Agreement, dated August 12, 2010, among the Registrant, Trubion Pharmaceuticals, Inc. and Mellon Investor Services LLC, as rights agent (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33137) filed with the SEC on August 13, 2010)

10.2
Form of Support Agreement, dated August 12, 2010, between the Registrant and certain former holders of common stock of Trubion Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-33137) filed with the SEC on August 13, 2010)

10.3
Form of Lock-up Agreement, dated August 12, 2010, between the Registrant and certain former holders of common stock of Trubion Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-33137) filed with the SEC on August 13, 2010)

10.4 #†	Contract No. HHSO100201000034C, dated July 13, 2010, between Emergent BioDefense Operations Lansing Inc. and the Department of Health and Human Services
10.5 #†	Modification No. 9 to Contract No. 200-2009-30162, dated July 16, 2010, between Emergent BioDefense Operations Lansing Inc. and the Centers for Disease Control and Prevention
10.6 #†	Contract No. HHSO100201000059C, dated September 17, 2010, between Emergent Product Development Gaithersburg Inc. and the Department of Health and Human Services
10.7 #	Modification No. 7 to Contract No. HHSO100200700037C, dated September 22, 2010, between Emergent BioDefense Operations Lansing Inc. and the Department of Health and Human Services
10.8 #	Amendment No. 5 to Product Supply Agreement, dated November 3, 2010, between Emergent Product Development Gaithersburg Inc. and Talecris Biotherapeutics, Inc.
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

# Filed herewith
† Confidential treatment requested. Confidential materials omitted and filed separately with the Securities and Exchange Commission.