Form 10-Q
period 2011-03-31
Emergent BioSolutions Inc.
filed 2011-05-06
CIK 1367644

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of April 29, 2011, the registrant had 35,507,560 shares of common stock outstanding.

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

These forward-looking statements include, among other things, statements about:

▪	our ability to perform under our contracts with the U.S. government related to BioThrax® (Anthrax Vaccine Adsorbed), our FDA-approved anthrax vaccine, including the timing of deliveries;
▪	our plans for future sales of BioThrax, including our ability to obtain new contracts or modifications to existing contracts with the U.S. government;
▪	our plans to pursue label expansions and other improvements for BioThrax;
▪	our ability to perform under our development contract with the U.S. government for our product candidate PreviThraxTM (Recombinant Protective Antigen Anthrax Vaccine, Purified);
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

PART I.     FINANCIAL INFORMATION

ITEM 1.                        FINANCIAL STATEMENTS

Emergent BioSolutions Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share and per share data)

	March 31,	December 31,
	2011	2010
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$136,925	$169,019
Investments	6,338	2,029
Accounts receivable	11,976	39,326
Inventories	22,163	12,722
Deferred tax assets, net	6,743	2,638
Income tax receivable, net	23,966	8,728
Restricted cash	217	217
Prepaid expenses and other current assets	7,875	8,814
Total current assets	216,203	243,493

Property, plant and equipment, net	157,963	152,701
In-process research and development	51,400	51,400
Goodwill	5,029	5,029
Assets held for sale	12,741	12,741
Deferred tax assets, net	26,812	33,757
Other assets	1,129	1,198

Total assets	$471,277	$500,319

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$24,034	$25,409
Accrued expenses and other current liabilities	1,257	1,309
Accrued compensation	13,687	23,975
Contingent value rights, current portion	9,113	-
Long-term indebtedness, current portion	16,927	17,187
Deferred revenue, current portion	5,916	7,839
Total current liabilities	70,934	75,719

Contingent value rights, net of current portion	6,000	14,532
Long-term indebtedness, net of current portion	29,657	30,239
Deferred revenue, net of current portion	3,823	4,386
Other liabilities	1,940	1,882
Total liabilities	112,354	126,758

Commitments and contingencies	-	-

Stockholders’ equity:
Preferred stock, $0.001 par value; 15,000,000 shares authorized, 0 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized, 35,424,190 and 35,011,423 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	35	35
Additional paid-in capital	204,367	197,689
Accumulated other comprehensive loss	(2,803)	(2,110)
Retained earnings	152,453	173,850
Total Emergent BioSolutions Inc. stockholders' equity	354,052	369,464
Noncontrolling interest in subsidiaries	4,871	4,097
Total stockholders’ equity	358,923	373,561
Total liabilities and stockholders’ equity	$471,277	$500,319

The accompanying notes are an integral part of these consolidated financial statements.

Emergent BioSolutions Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2011	2010
	(Unaudited)
Revenues:
Product sales	$5,597	$38,853
Contracts and grants	12,936	7,947
Total revenues	18,533	46,800

Operating expenses:
Cost of product sales	1,068	7,508
Research and development	34,759	19,922
Selling, general and administrative	18,212	16,192
Income (loss) from operations	(35,506)	3,178

Other income (expense):
Interest income	35	388
Interest expense	-	(5)
Other income (expense), net	(1)	(8)
Total other income (expense)	34	375

Income (loss) before provision for (benefit from) income taxes	(35,472)	3,553
Provision for (benefit from) income taxes	(12,299)	1,635
Net income (loss)	(23,173)	1,918
Net loss attributable to noncontrolling interests	1,776	605
Net income (loss) attributable to Emergent BioSolutions Inc.	$(21,397)	$2,523

Earnings per share - basic	$(0.61)	$0.08
Earnings per share - diluted	$(0.61)	$0.08

Weighted-average number of shares - basic	35,179,317	30,879,970
Weighted-average number of shares - diluted	35,179,317	31,432,751

The accompanying notes are an integral part of these consolidated financial statements.

Emergent BioSolutions Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
	Three Months Ended
	March 31,
	2011	2010
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(23,173)	$1,918
Adjustments to reconcile to net cash provided by (used in) operating activities:
Stock-based compensation expense	2,441	1,522
Depreciation and amortization	2,235	1,296
Deferred income taxes	2,879	819
Non-cash development expenses from joint ventures	2,550	17
Loss (gain) on disposal of property and equipment	13	(34)
Provision for impairment of long-lived assets	-	548
Provision for fair value of contingent value rights	581	-
Excess tax benefits from stock-based compensation	(39)	(376)
Changes in operating assets and liabilities:
Accounts receivable	27,350	21,467
Inventories	(9,441)	(3,560)
Income taxes	(15,238)	(2,459)
Prepaid expenses and other assets	1,008	576
Accounts payable	(453)	1,115
Accrued expenses and other liabilities	6	146
Accrued compensation	(10,288)	(5,580)
Deferred revenue	(2,486)	(14)
Net cash provided by (used in) operating activities	(22,055)	17,401
Cash flows from investing activities:
Purchases of property, plant and equipment	(8,432)	(5,030)
Purchase of investments	(4,309)	-
Net cash used in investing activities	(12,741)	(5,030)
Cash flows from financing activities:
Proceeds from borrowing on line of credit	-	15,000
Issuance of common stock subject to exercise of stock options	4,198	1,253
Principal payments on long-term indebtedness and line of credit	(842)	(15,755)
Excess tax benefits from stock-based compensation	39	376
Net cash provided by financing activities	3,395	874

Effect of exchange rate changes on cash and cash equivalents	(693)	215

Net increase (decrease) in cash and cash equivalents	(32,094)	13,460
Cash and cash equivalents at beginning of period	169,019	102,924
Cash and cash equivalents at end of period	$136,925	$116,384

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

The unaudited consolidated financial statements included herein have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission.

In the opinion of the Company’s management, any adjustments contained in the accompanying unaudited consolidated financial statements are of a normal recurring nature, and are necessary to present fairly the financial position of the Company as of March 31, 2011 and the results of operations and cash flows for the three month periods ended March 31, 2011 and 2010. Interim results are not necessarily indicative of results that may be expected for any other interim period or for an entire year.

Earnings per share

Basic net income (loss) per share of common stock excludes dilution for potential common stock issuances and is computed by dividing net income (loss) by the weighted average number of shares outstanding for the period. Diluted net income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

The following table presents the calculation of basic and diluted net income (loss) per share:

	Three Months Ended
	March 31,
(in thousands, except share and per share data)	2011	2010
Numerator:
Net income (loss)	$(21,397)	$2,523

Denominator:
Weighted-average number of shares—basic	35,179,317	30,879,970
Dilutive securities—equity awards	-	552,781
Weighted-average number of shares—diluted	35,179,317	31,432,751

Earnings per share-basic	$(0.61)	$0.08
Earnings per share-diluted	$(0.61)	$0.08

For the three month period ended March 31, 2011, no equity awards were included in the calculation of diluted earnings per share because the net loss attributable to Emergent BioSolutions Inc. would make these equity awards antidilutive. For the three month period ended March 31, 2010, outstanding stock options to purchase approximately 2.1 million shares of common stock are not considered in the diluted earnings per share calculation because the exercise price of these options is greater than the average per share closing price during the year.

Accounting for stock-based compensation

As of March 31, 2011, the Company has two stock-based employee compensation plans, the Amended and Restated Emergent BioSolutions Inc. 2006 Stock Incentive Plan (the “2006 Plan”) and the Emergent BioSolutions Employee Stock Option Plan (the “2004 Plan” and together with the 2006 Plan, the “Emergent Plans”).  The Company has granted options to purchase shares of common stock under the Emergent Plans, and has granted restricted stock units under the 2006 Plan.

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

	Three Months Ended
	March 31,
	2011	2010
Expected dividend yield	0%	0%
Expected volatility	60%	55%
Risk-free interest rate	1.04%	1.50%
Expected average life of options	3.4 years	3.4 years

▪	Expected dividend yield — the Company does not pay regular dividends on its common stock and does not anticipate paying any dividends in the foreseeable future.
▪
Expected volatility —  a measure of the amount by which a financial variable, such as share price, has fluctuated (historical volatility) or is expected to fluctuate (implied volatility) during a period. The Company analyzed its own historical volatility to estimate expected volatility over the same period as the expected average life of the options.

▪	Risk-free interest rate — the U.S. Treasury rates with a term that most closely resembles the expected life of the option as of the date on which the option is granted.
▪
Expected average life of options — the period of time that options granted are expected to remain outstanding, based primarily on the Company’s expectation of optionee exercise behavior subsequent to vesting of options.

Comprehensive income (loss)

Comprehensive income (loss) is comprised of net income (loss) and other changes in equity that are excluded from net income (loss). The Company includes gains and losses on intercompany transactions with foreign subsidiaries that are considered to be long-term investments and translation gains and losses incurred when converting its subsidiaries’ financial statements from their functional currency to the U.S. dollar in accumulated other comprehensive income (loss). Comprehensive loss for the three months ended March 31, 2011 was $22.1 million. Comprehensive income for the three months ended March 31, 2010 was $2.7 million.

2.  Inventories

Inventories consist of the following:

	March 31,	December 31,
(in thousands)	2011	2010
Raw materials and supplies	$2,264	$2,311
Work-in-process	12,339	7,917
Finished goods	7,560	2,494
Total inventories	$22,163	$12,722

3.     Fair value measurements

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

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2011:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment in money market funds (1)	$78,381	$-	$-	$78,381
U.S. Treasury securities (2)	-	6,338	-	6,338
Total assets	$78,381	$6,338	$-	$84,719

Liabilities:
Contingent value rights	$-	$-	$15,113	$15,113
Total liabilities	$-	$-	$15,113	$15,113

(1)                    Included in cash and cash equivalents in accompanying consolidated balance sheets.
(2)                    Included in investments in accompanying consolidated balance sheets.

For the three months ended March 31, 2010, the Company had no assets or liabilities that were measured at fair value on a recurring basis.

The fair value of the Contingent Value Right (“CVR”) obligations are based on management’s assessment of certain development and collaboration milestones, which are inputs that have no observable market (Level 3).  The obligation is measured using a discounted cash flow model.

The following table is a reconciliation of the beginning and ending balance of the liabilities measured at fair value using significant unobservable inputs (Level 3) for the three months ended March 31, 2011.

(in thousands)
Balance at January 1, 2011	$14,532
Expense (income) included in earnings	581
Purchases, sales, issuances and settlements	-
Transfers in/(out) of Level 3	-
Balance at March 31, 2011	$15,113

For the three months ended March 31, 2011, the changes in the fair value of the CVR obligations resulted from an adjustment to the discount rates and a update to the estimated timing of achievement for certain development milestones.  For the three months ended March 31, 2011, the Company recorded a charge to adjust the CVRs to fair value of $581,000.  This charge is classified in the Company’s statement of operations as research and development within the Company’s biosciences segment.

Separate disclosure is required for assets and liabilities measured at fair value on a recurring basis, as documented above, from those measured at fair value on a nonrecurring basis.  As of March 31, 2011 and 2010, the Company had no assets or liabilities that were measured at fair value on a nonrecurring basis.

The carrying amounts of the Company’s short-term financial instruments, which include cash, accounts receivable and accounts payable, approximate their fair values due to their short maturities. The fair value of the Company’s long-term indebtedness is estimated based on the quoted prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. Both the carrying value and fair value of long-term indebtedness at March 31, 2011 was $46.6 million.  The carrying value and fair value of long-term indebtedness was $50.0 million and $49.7 million, respectively, at March 31, 2010.

4.  Investments

The Company invests in a variety of highly liquid investment-grade securities.  The following is a summary of the Company’s available for sale securities at March 31, 2011:

(in thousands)	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
Money market funds	$78,381	$-	$-	$78,381
U.S. Treasury securities	6,338	-	-	6,338
Total	84,719	-	-	84,719
Less: cash equivalents	(78,381)	-	-	(78,381)
Amounts classified as investments	$6,338	$-	$-	$6,338

5.  Stock options and restricted stock units

As of March 31, 2011, the Company has two stock-based employee compensation plans, the 2006 Plan and the 2004 Plan. The Company has granted options to purchase shares of common stock under the Emergent Plans and has granted restricted stock units under the 2006 Plan. The Emergent Plans have both incentive and non-qualified stock option features. The Company no longer grants equity awards under the 2004 Plan.

As of March 31, 2011, an aggregate of 8,678,826 shares of common stock are authorized for issuance under the 2006 Plan, of which a total of 2,129,771 shares of common stock remain available for future awards to be made to plan participants. Awards of restricted stock units are counted against the maximum aggregate number of shares of common stock available for issuance under the 2006 Plan as one and one-half (1.5) shares of common stock for every one restricted stock unit granted. The maximum number of shares subject to awards that may be granted per year under the 2006 Plan to a single participant is 287,700. The exercise price of each option must be not less than 100% of the fair market value of the shares underlying such option on the date of grant. Awards granted under the 2006 Plan have a contractual life of no more than 10 years. The terms and conditions of equity awards (such as price, vesting schedule, term and number of shares) under the Emergent Plans are determined by the Company’s compensation committee, which administers the Emergent Plans.  Each equity award granted under the Emergent Plans vests as specified in the relevant agreement and no option can be exercised after ten years from the date of grant.

The following is a summary of option award activity under the Emergent Plans:

	2006 Plan		2004 Plan
	Number of Shares	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2010	3,397,915	$14.31	67,541	$9.80	$32,023,466
Granted	732,727	24.15	-	-
Exercised	(340,027)	12.35	-	-
Forfeited	(72,751)	17.69	-	-
Outstanding at March 31, 2011	3,717,864	$16.36	67,541	$9.80	$29,969,023
Exercisable at March 31, 2011	1,838,779	$13.24	67,541	$9.80	$21,043,025

The following is a summary of restricted stock unit award activity under the 2006 Plan:

	Number of Shares	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at December 31, 2010	395,555	$16.09	$9,279,720
Granted	366,373	24.15
Vested	(109,577)	15.91
Forfeited	(16,304)	18.25
Outstanding at March 31, 2011	636,047	$20.71	$15,366,896

6.  Litigation

Patent Oppositions.  The Company’s live attenuated modified vaccinia Ankara virus (“MVA”) platform technology, which has the potential to be used as a viral vector for delivery of certain vaccine antigens for different disease-causing organisms, is based in part on rights to certain MVA-related materials and technology that the Company acquired from the Bavarian State Ministry of the Environment and Public Health.  From 2006 to 2008, the Company filed patent oppositions in the European Patent Office against four of Bavarian Nordic’s patents covering certain aspects of MVA technology.  In each of the four pending opposition proceedings, the subject patents have also been opposed by one or more additional parties, including Sanofi Pasteur, Transgene, Baxter, Virbac, and Innogenetics.  The Company and the other opponents have alleged that the opposed patents should be revoked for failure to fulfill one or more of the patentability requirements of the European Patent Convention, such as the requirements for novelty and inventive step.  In each opposition, a single hearing was held before the Opposition Division of the European Patent Office, in which each opponent presented oral argument and Bavarian Nordic presented rebuttal arguments.  The first of these hearings, which occurred in June 2010, resulted in the Bavarian Nordic patent under consideration being maintained but narrowed in scope. The Opposition Division set a date of November 27, 2010 for all parties to file appeals, and the Company timely filed its appeal.  Hearings in two of the other pending oppositions occurred in October 2010.  Bavarian Nordic introduced amended patent claims into the record, which claims were upheld strictly and expressly conditioned on such claims being interpreted within a narrowly-defined scope.  The Opposition Division set due dates of January 29, 2011 and February 7, 2011 for Notices of Appeal to be filed for these Oppositions, and the Company timely filed its Notices of Appeal.  The Company’s Appeal Briefs were also timely filed.  The Opposition Division held its hearing for the fourth pending opposition in January 2011.  As for the previous Oppositions, Bavarian Nordic introduced amended patent claims into the record, and the Opposition Division upheld the amended claims, which are narrower in scope than the originally granted claims.  A due date has not yet been set for the parties to file their appeals.  The Company routinely monitors the grant of further Bavarian Nordic European patents to determine whether any additional oppositions should be filed.

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

On October 4, 2010, a class action lawsuit was filed in the U.S. District Court for the Western District of Washington against the Defendants (the “Federal Action” and, collectively with the State Action, the “Actions”), which made allegations related to the Acquisition that are substantially similar to those matters alleged in the Amended Complaint and includes additional allegations regarding purported violations of the federal securities laws and sought substantially similar relief.

On October 8, 2010, the Defendants reached agreement in principle with the plaintiffs in the Actions regarding the settlement of the Actions. The terms of the settlement contemplated by that agreement in principle require that Trubion and the Company make certain additional disclosures related to the Acquisition, as set forth in the Company’s Current Report on Form 8-K filed on October 8, 2010. The parties also agreed that the plaintiffs in the Actions may seek attorneys’ fees and costs in an aggregate amount up to $475,000, to be paid by Trubion if such fees and costs are approved by the State Court. There will be no other payment by Trubion, any of the members of the Trubion board of directors or the Company to the plaintiffs or their respective counsels in connection with the settlement and dismissal of the Actions. The agreement in principle further contemplates that the parties will enter into a stipulation of settlement, which will be subject to customary conditions, including State Court approval following notice to Trubion’s shareholders. The Actions were stayed pending approval of the settlement of the State Action by the State Court, after which  the State Action and all claims asserted therein will be dismissed with prejudice and counsel for the plaintiff in the Federal Action will take all necessary steps to dismiss the Federal Action and all claims asserted therein with prejudice. On April 26, 2011, the State Court entered an order granting preliminary approval of the settlement and requiring that notice of the settlement and preliminary approval be mailed to class members by May 17, 2011.  The order also provides that all class members who wish to be excluded from the settlement of the Actions give notice by June 21, 2011.  The State Court’s hearing to determine whether the settlement is fair, reasonable and adequate to the class members and should be approved is scheduled to occur on July 29, 2011. There can be no assurance that the parties will ultimately enter into a stipulation of settlement, that the State Court will approve any proposed settlement, or that any eventual settlement will be under the same terms as those contemplated by the agreement in principle.

Other.  From time to time, the Company is involved in product liability claims and other litigation considered normal in the nature of its business. The Company does not believe that any such proceedings would have a material adverse effect on the results of its operations.

7.  Segment information

For financial reporting purposes, the Company reports financial information for two business segments: biodefense and biosciences. In the biodefense segment, the Company develops, manufactures and commercializes vaccines and antibody therapies for use against biological agents that are potential weapons of bioterrorism or biowarfare. Revenues in this segment relate primarily to the Company’s FDA-licensed product, BioThrax® (Anthrax Vaccine Absorbed). In the biosciences segment, the Company develops vaccines, antibody therapies and technology platforms for use against infectious diseases, oncology, autoimmune and inflammatory disorders and other medical conditions that have resulted in significant unmet or underserved public health needs. The “All Other” segment relates to the general operating costs of the Company and includes costs of the centralized services departments, which are not allocated to the other segments, as well as spending on product candidates or activities that are not classified as biodefense or biosciences. The assets in this segment consist primarily of cash. For the period ended March 31, 2010, the Company reclassified its business segments to conform with the current period presentation.

	Reportable Segments
(in thousands)	Biodefense	Biosciences	All Other	Total
Three Months Ended March 31, 2011
External revenue	$15,500	$3,033	$-	$18,533
Net loss attributable to Emergent BioSolutions Inc.	(6,092)	(15,125)	(180)	(21,397)
Assets	179,732	107,927	183,618	471,277
Three Months Ended March 31, 2010
External revenue	$46,800	$-	$-	$46,800
Net income (loss) attributable to Emergent BioSolutions Inc.	13,385	(9,606)	(1,256)	2,523
Assets	193,175	41,270	108,346	342,791

8.  Related party transactions

The Company entered into an agreement in February 2009 with an entity controlled by family members of the Company’s Chief Executive Officer to market and sell BioThrax. The agreement was effective as of November 2008 and requires payment based on a percentage of net sales of biodefense products of 17.5% in Saudi Arabia and 15% in Qatar and United Arab Emirates, and reimbursement of certain expenses.  No payments under this agreement have been triggered for the three months ended March 31, 2011.

The Company entered into a severance agreement in April 2010 with the Company’s former Senior Vice President, Legal Affairs and General Counsel, whose employment with the Company terminated in March 2010. Severance payments and other benefits under the agreement are substantially identical to those provided under the provisions of the Company’s Severance Plan and Termination Protection Program.  One-half of the amounts payable under the severance agreement was paid in September 2010, with the remaining amounts paid in six equal monthly installments concluding in March 2011.

The Company entered into a consulting agreement in September 2010 with an entity controlled by the Company’s former Senior Vice President Corporate Affairs, who is also a family member of the Company’s Chief Executive Officer.  The agreement provides for consulting services in connection with special projects as assigned by the Company’s President.  During the three months ended March 31, 2011, the Company paid approximately $15,000 for services rendered under this agreement, of which $15,000 remained in accounts payable at March 31, 2011.

The Company entered into a transportation arrangement with an entity owned by the Company’s Chief Executive Officer. This agreement was terminated in February 2011 with an effective termination date of December 31, 2010.

The Company has entered into a consulting agreement with a member of the Company’s Board of Directors. For each of the three month periods ended March 31, 2011 and 2010, the Company paid approximately $45,000 under this agreement for strategic consultation and project support for the Company’s marketing and communications group, of which no balance remained unpaid in accounts payable at March 31, 2011.

9.  Variable interest entities

In July 2008, the Company entered into a collaboration with the University of Oxford (“Oxford”) and certain University of Oxford researchers to conduct clinical trials in the advancement of a vaccine product candidate for tuberculosis, resulting in the formation of the Oxford-Emergent Tuberculosis Consortium (“OETC”).  The Company has a 51% equity interest in OETC and controls the OETC Board of Directors. In addition, the Company has certain funding and service obligations of up to $20.3 million related to its investment. The Company has evaluated its variable interests in OETC and has determined that it is the primary beneficiary as it has the ability to direct the activities of OETC and will absorb the majority of expected losses. Accordingly, the Company consolidates the entity. As of March 31, 2011 and 2010, respectively, assets of $413,000 and $79,000 and liabilities of $513,000 and $66,000 related to OETC are included within the Company’s consolidated balance sheet.  During the three months ended March 31, 2011 and 2010, respectively, the OETC incurred net losses of $3.6 million and $1.2 million of which $1.8 million and $630,000 is included in the Company’s consolidated statement of operations.

In conjunction with the establishment of OETC, the Company granted a put option to Oxford and the Oxford researchers whereby the Company may be required to acquire all of the OETC shares held by Oxford and the Oxford researchers at fair market value of the underlying shares. This put option is contingent upon the satisfaction of a number of conditions that must exist or occur subsequent to the granting by the European Commission of marketing authorization for the OETC-sponsored vaccine product candidate for tuberculosis. The Company accounts for the put option in accordance with the accounting provisions related to derivatives and distinguishing liabilities from equity. In accordance with these provisions, the Company has determined that the put option has a de minimis fair value as of March 31, 2011.

In July 2010, the Company entered into a collaboration with Temasek Life Sciences Ventures Pte Limited to advance the development of monoclonal products for worldwide prophylaxis or treatment of infection caused by existing pandemic influenza strains or anticipated future pandemic influenza strains via a hemagglutinin-based medical countermeasure, resulting in the formation of  EPIC Bio Pte Limited (“EPIC”). The Company has a 60% equity interest in EPIC and controls the EPIC Board of Directors. The Company has evaluated its variable interests in EPIC and has determined that it is the primary beneficiary as it has the ability to direct the activities of EPIC and will absorb the majority of expected losses. Accordingly, the Company consolidates the entity. As of March 31, 2011, assets of $1.9 million and liabilities of $423,000 related to EPIC are included within the Company’s consolidated balance sheet. During the three months ended March 31, 2011, EPIC incurred net losses of $24,000 of which $14,000 is included in the Company’s consolidated statement of operations.

The following is a summary of the stockholders’ equity attributable to the Company and the noncontrolling interest:

(in thousands)	Emergent BioSolutions Inc.	Noncontrolling Interest	Total
Stockholders' equity at December 31, 2010	$369,464	$4,097	$373,561
Non-cash development expenses from joint ventures	-	2,550	2,550
Net income (loss)	(21,397)	(1,776)	(23,173)
Other	5,985	-	5,985
Stockholders' equity at March 31, 2011	$354,052	$4,871	$358,923

10. Restructuring

In November 2010, the Company adopted a plan to restructure and reprioritize the operations of Emergent Product Development UK Limited (“EPDU”).  The Company has made estimates and judgments regarding the amount and timing of this restructuring expense and liability, including current and future period termination benefits and other exit costs to be incurred when related actions take place. The Company has also assessed the recoverability of certain long-lived assets employed in the business and in certain instances shortened the expected useful life of the assets based on changes in their expected use. When the Company determines that the useful lives of assets are shorter than it had originally estimated, the Company records additional depreciation to reflect the assets’ new shorter useful lives. Severance and other related costs and asset-related charges are reflected within the Company’s consolidated statement of income as a component of selling, general and administrative expense within the Company’s biosciences segment. Actual results may differ from these estimates.

The Company expects to complete this restructuring in the first half of 2011, and estimates that the total cost of the restructuring will be approximately $6.3 million. These estimated costs are detailed below:

	Incurred in	Inception to Date	Total Expected
(in thousands)	2011	Cost Incurred	to be Incurred
Termination benefits	$466	$2,884	$3,000
Contract termination costs	-	650	2,800
Other costs	-	260	500
Total	$466	$3,794	$6,300

The following is a summary of the activity for the liabilities related to the EPDU restructuring:

		Lease
	Termination	Termination
(in thousands)	Benefits	Costs	Total
Balance at December 31, 2010	$2,418	$650	$3,068
Expenses incurred	466	-	466
Amount paid	(1,808)	-	(1,808)
Other adjustments	-	-	-
Balance at March 31, 2011	$1,076	$650	$1,726

11.  Assets held for sale

The Company currently owns two buildings in Frederick, Maryland that it determined in 2009 would not be placed into service.  Accordingly, the Company committed to a plan to sell the buildings, along with associated improvements. These buildings are classified on the Company’s balance sheets as assets held for sale. Assets held for sale are recorded at the lower of the carrying amount or fair market value less costs to sell, and are no longer depreciated once classified as held for sale. The Company recorded the assets held for sale at fair market value, based on factors that include recent purchase offers less estimated selling costs.  No impairment charge was recorded for the three months ended March 31, 2011.  The Company recorded an impairment charge of $548,000 for the three months ended March 31, 2010. This charge was classified in the Company’s statement of operations as selling, general and administrative expense within the Company’s biosciences segment. The Company continues to actively seek to sell these buildings.

12.   Subsequent events

In April 2011, the Company entered into a modification of its current procurement contract with the U.S. government to supply an additional 3.4 million doses of BioThrax at a value of up to $101 million.

The Company has evaluated subsequent events through the time of filing these financial statements.

ITEM 2.                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our biodefense segment focuses on vaccines and antibody therapies for use against biological agents that are potential weapons of bioterrorism or biowarfare. Our products and product candidates in this segment are focused on anthrax. We manufacture and market BioThrax® (Anthrax Vaccine Adsorbed), the only vaccine licensed by the U.S. Food and Drug Administration, or FDA, for the prevention of anthrax infection. In addition to BioThrax, we are developing PreviThraxTM (Recombinant Protective Antigen Anthrax Vaccine, Purified), Anthrivig TM (Human Anthrax Immunoglobulin), Thravixa TM (Fully Human Anthrax Monoclonal Antibody), NuThrax TM (Anthrax Vaccine Absorbed with CPG 7909 Adjuvant) and a double mutant recombinant protective antigen anthrax vaccine. Operations in this segment include biologics manufacturing, regulatory and quality affairs, marketing and sales in support of BioThrax and a product development infrastructure in support of our investigational product candidates.

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

Product Sales

We have derived substantially all of our product sales revenues from BioThrax sales to the U.S. Department of Health and Human Services, or HHS, and expect for the foreseeable future to continue to derive substantially all of our product sales revenues from our sales of BioThrax to the U.S. government. Our total revenues from BioThrax sales were $5.6 million and $38.9 million for the three months ended March 31, 2011 and 2010, respectively. We are focused on increasing sales of BioThrax to U.S. government customers, expanding the market for BioThrax to other customers domestically and internationally and pursuing label expansions and improvements for BioThrax.

Contracts and Grants

We seek to advance development of our product candidates through external funding arrangements. We may slow down development programs or place them on hold during periods that are not covered by external funding. We have received funding for the following development programs:

▪	BioThrax post-exposure prophylaxis;
▪	NuThrax;
▪	Large-scale manufacturing for BioThrax;
▪	PreviThrax;
▪	Anthrivig;
▪	Thravixa;
▪	Double mutant recombinant protective antigen anthrax vaccine;
▪	Recombinant botulinum vaccine; and
▪	Typhella

Additionally, our tuberculosis vaccine product candidate is indirectly supported by grant funding provided to the University of Oxford by the Wellcome Trust and Aeras Global Tuberculosis Vaccine Foundation. Our TRU-016 product candidate is being funded via our collaboration with Abbott Laboratories, or Abbott, in which we and Abbott share all funding responsibilities equally. Our SBI-087 product candidate is substantially funded by Pfizer Inc., or Pfizer.

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

Critical Accounting Policies and Estimates

There have been no significant changes to our Critical Accounting Policies and Estimates during the three months ended March 31, 2011. Refer to the Critical Accounting Policies and Estimates section in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission.

Financial Operations Overview

Revenues

On September 30, 2008, we entered into an agreement with HHS to supply up to 14.5 million doses of BioThrax for placement into the Strategic National Stockpile, or SNS. This agreement was amended in July 2010 to, among other things, allow us to accelerate the delivery of BioThrax doses into the SNS by approximately three months. In April 2011, we entered into a modification to this contract to supply an additional 3.4 million doses at a value of up to $101 million.  The term of the agreement is from September 30, 2008 through September 30, 2011.  Funds for the procurement of these doses of BioThrax have been fully committed. The total purchase price of the modified contract for 17.9 million doses is approximately $500 million. Through March 31, 2011, we have delivered approximately 11.8 million doses under this agreement. We have agreed to provide all shipping services related to delivery of doses into the SNS over the term of the agreement, for which HHS has agreed to pay us approximately $2.3 million. We invoice under the agreement upon acceptance of each delivery of BioThrax doses to the SNS.

We have received contract and grant funding from the National Institute of Allergy and Infectious Diseases, or NIAID, and BARDA for the following development programs:

Amount
Product Candidate/Manufacturing	Funding Source	Award Date	(Up to)	Performance Period
Anthrivig	NIAID	9/2007	$9.5 million	9/2007 — 12/2011
Recombinant botulinum vaccine	NIAID	6/2008	$1.8 million	6/2008 — 5/2011
NuThrax	NIAID	7/2008	$2.8 million	7/2008 — 6/2013
Thravixa	NIAID/BARDA	9/2008	$24.3 million	9/2008 — 8/2012
NuThrax	NIAID/BARDA	9/2008	$24.4 million	9/2008 — 9/2011
Double mutant recombinant protective antigen anthrax vaccine	NIAID	9/2009	$4.9 million	9/2009 — 8/2011
Large-scale manufacturing for BioThrax	BARDA	7/2010	$107.0 million	7/2010 — 9/2014
NuThrax	NIAID	7/2010	$28.7 million	8/2010 — 8/2014
PreviThrax	BARDA	9/2010	$186.6 million	9/2010 — 9/2015

Our revenue, operating results and profitability have varied, and we expect that they will continue to vary on a quarterly basis, primarily because of the timing of our fulfilling orders for BioThrax and work done under new and existing contracts and grants.

Cost of Product Sales

The primary expense that we incur to deliver BioThrax to our customers is manufacturing cost, which consist of primarily fixed costs. These fixed manufacturing costs consist of facilities, utilities and personnel-related expenses for indirect manufacturing support staff. Variable manufacturing costs for BioThrax consist primarily of costs for materials, direct labor and contract filling operations.

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

Research and Development Expenses

We expense research and development costs as incurred. Our research and development expenses consist primarily of:

▪	personnel-related expenses;
▪	costs of contract manufacturing services for clinical trial material;
▪	costs of materials used in clinical trials and research and development; 13
▪	depreciation of capital assets used to develop our products; and
▪	operating costs, such as the operating costs of facilities and the legal costs of pursuing patent protection of our intellectual property.

We believe that significant investment in product development is a competitive necessity and plan to continue these investments in order to be in a position to realize the potential of our product candidates. We expect that spending for our product pipeline will increase as our product development activities continue based on ongoing advancement of our product candidates, including those recently acquired through our acquisition of Trubion Pharmaceuticals, Inc., or Trubion, and as we prepare for regulatory submissions and other regulatory activities. We expect that the magnitude of any increase in our research and development spending will be dependent upon such factors as the results from our ongoing preclinical studies and clinical trials, continued participation of our third-party collaborators, the size, structure and duration of any follow-on clinical programs that we may initiate, costs associated with manufacturing our product candidates on a large-scale basis for later-stage clinical trials, and our ability to use or rely on data generated by government agencies, such as studies with BioThrax conducted by the Centers for Disease Control and Prevention, or CDC.

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

Results of Operations

Quarter Ended March 31, 2011 Compared to Quarter Ended March 31, 2010

Revenues

Product sales revenues decreased by $33.3 million, or 86%, to $5.6 million for the three months ended March 31, 2011 from $38.9 million for the three months ended March 31, 2010. This decrease in product sales revenues was primarily due to an 88% decrease in the number of doses of BioThrax delivered.  This decrease in doses delivered was due primarily to the annual shutdown of our manufacturing facility in late 2010, the use of production lots in the qualification of a second fill-finish contract manufacturer, as part of our risk mitigation strategy, and the redeployment of our potency testing capacity from BioThrax release testing to qualification of replacement reference standards and other development testing during the first quarter of 2011. Product sales revenues for the three months ended March 31, 2011 consisted of BioThrax sales to HHS of $5.0 million and aggregate international and other sales of $565,000.  Product sales revenues for the three months ended March 31, 2010 consisted of BioThrax sales to HHS of $38.8 million and aggregate international and other sales of $37,000.

Contracts and grants revenues increased by $5.0 million, or 63%, to $12.9 million for the three months ended March 31, 2011 from $7.9 million for the three months ended March 31, 2010. The increase in contracts and grants revenue was primarily due to revenues from our recently awarded contract from BARDA for large-scale manufacturing for BioThrax and our collaborations with Abbott and Pfizer, along with increased activity and associated revenue from our development contracts with NIAID and BARDA for NuThrax, PreviThrax, and our double mutant recombinant protective antigen anthrax vaccine.  Contracts and grants revenues for the three months ended March 31, 2011 consisted of $9.9 million in development contract and grant revenue from NIAID and BARDA and $3.0 million from Abbott and Pfizer. Contracts and grants revenues for the three months ended March 31, 2010 consisted of $7.2 million in development contract and grant revenue from NIAID and BARDA and $750,000 from a milestone payment related to the 2008 sale of technology rights and related materials and documentation pertaining to our Pertussis technology.

Cost of Product Sales

Cost of product sales decreased by $6.4 million, or 86%, to $1.1 million for the three months ended March 31, 2011 from $7.5 million for the three months ended March 31, 2010. This decrease was primarily attributable to the 88% decrease in the number of BioThrax doses sold.

Research and Development Expense

Research and development expenses increased by $14.8 million, or 74%, to $34.8 million for the three months ended March 31, 2011 from $19.9 million for the three months ended March 31, 2010. This increase primarily reflects higher contract service and personnel-related costs, and includes increased expenses of $896,000 for product candidates that are categorized in the biodefense segment, increased expenses of $13.9 million for product candidates and technology platform development activities categorized in the biosciences segment, and increased expenses of $41,000 in other research and development, which are in support of central research and development activities. For the three months ended March 31, 2011 and 2010, we incurred research and development expenses net of development contract and grant reimbursements along with the net loss attributable to noncontrolling interests of $20.0 million and $12.1 million, respectively.

The increase in spending on biodefense product candidates, detailed in the table below, was primarily attributable to the timing of development efforts on various programs as we completed various studies and prepared for subsequent studies and trials. The increase in spending for our NuThrax program was due to the conduct of stability studies, assay development and manufacturing. The increase in spending for our large-scale manufacturing for Biothrax program was primarily due to characterization assay development and manufacturing that increased subsequent to the associated development contract award in July 2010. The spending for BioThrax related programs was related to clinical and non-clinical studies to support applications for marketing approval of these programs. The increase in spending for our PreviThrax product candidate was primarily due to formulation stability studies and potency assay qualification. The decrease in spending for our double mutant recombinant protective antigen anthrax vaccine product candidate resulted from the timing of manufacturing and assay development. The decrease in spending for our Anthrivig product candidate was primarily due to the timing of clinical studies, model development and regulatory activities. The decrease in spending for our Thravixa product candidate was primarily due to the timing of manufacturing development and stability testing. The spending for our botulinum vaccine product candidates resulted from the conduct and completion of non-clinical studies.

The increase in spending on biosciences product candidates, detailed in the table below, was primarily attributable to the timing of development efforts partially offset by the termination or scaling back of certain programs. The increase in spending for our tuberculosis vaccine product candidate is related to the costs incurred for the continued conduct of a Phase IIb clinical trial, which commenced in April 2009. The spending for Typhella was primarily due to manufacturing and clinical studies. The spending for our influenza vaccine product candidate is related to process and analytical development. The increase in spending for our TRU-016 and DRACO product candidates, primarily for clinical studies and manufacturing costs, is related to our October 2010 acquisition of Trubion and its development programs for product candidates to treat certain autoimmune diseases and oncology, including RA, SLE, CLL and NHL.  The increase in spending for our other biosciences activities was primarily due to increased spending associated with development of platform technologies along with preclinical product candidates that we acquired in our acquisition of Trubion.

The spending for other research and development activities was primarily attributable to central research and development activities.

Our principal research and development expenses for the three months ended March 31, 2011 and 2010 are shown in the following table:

	Three Months Ended
	March 31,
(in thousands)	2011	2010
Biodefense:
NuThrax	$3,639	$2,200
Large-scale manufacturing for BioThrax	3,246	1,535
BioThrax related programs	2,143	2,102
PreviThrax	2,881	850
Double mutant recombinant protective antigen vaccine	846	1,507
Anthrivig	619	1,596
Thravixa	1,278	3,484
Botulinum vaccines	95	577
Total biodefense	14,747	13,851
Biosciences:
Tuberculosis vaccine	5,904	2,254
Typhella	840	599
Influenza vaccine	770	763
TRU-016	5,025	-
DRACO	1,961	-
Other biosciences	4,254	1,238
Total biosciences	18,754	4,854
Other	1,258	1,217
Total	$34,759	$19,922

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $2.0 million, or 12%, to $18.2 million for the three months ended March 31, 2011 from $16.2 million for the three months ended March 31, 2010. This increase is primarily due to increased personnel-related expenses and professional services to support the business. The majority of the expense is attributable to the biodefense segment, in which selling, general and administrative expenses increased by $1.8 million, or 15%, to $14.0 million for the three months ended March 31, 2011 from $12.2 million for the three months ended March 31, 2010. Selling, general and administrative expenses related to our biosciences segment increased by $161,000, or 4%, to $4.2 million for the three months ended March 31, 2011 from $4.0 million for the three months ended March 31, 2010.

Total Other Income (Expense)

Total other income decreased by $341,000, or 91%, to $34,000 for the three months ended March 31, 2011 from $375,000 for the three months ended March 31, 2010. The decrease was due primarily to 2010 interest income related to the note receivable from Protein Sciences Corporation.

Income Taxes

Provision for (benefit from) income taxes decreased by $13.9 million to a benefit from income taxes of $12.3 million for the three months ended March 31, 2011 from a provision for income taxes of $1.6 million for the three months ended March 31, 2010. The estimated annual effective tax rate for the three months ended March 31, 2011 and 2010 was 37% and 39%¸ respectively.  The decrease in income taxes is primarily due to a $37.9 million decrease in our income before provision for income taxes and the loss attributable to noncontrolling interests.

Net Loss Attributable to Noncontrolling Interests

Net loss attributable to noncontrolling interests increased by $1.2 million, or 194%, to $1.8 million for the three months ended March 31, 2011 from $605,000 for the three months ended March 31, 2010. The loss was primarily a result of clinical and development activities and related expenses incurred by our joint venture with the University of Oxford. These amounts primarily represent the portion of the loss incurred by the joint venture for the three months ended March 31, 2011 and 2010, respectively, that is attributable to the University of Oxford.

    Liquidity and Capital Resources

Sources of Liquidity

We have funded our cash requirements from inception through March 31, 2011 principally with a combination of revenues from BioThrax product sales, debt financings and facilities and equipment leases, development funding from government entities and non-government and philanthropic organizations, the net proceeds from our initial public offering and from the sale of our common stock upon exercise of stock options. We have operated profitably for each of the five years ended December 31, 2010.

As of March 31, 2011, we had cash, cash equivalents and investments of $143.3 million. Additionally, at March 31, 2011 our accounts receivable balance was $12.0 million.

    Cash Flows

The following table provides information regarding our cash flows for the three months ended March 31, 2011 and 2010:

	Three Months Ended
	March 31,
(in thousands)	2011	2010
Net cash provided by (used in):
Operating activities(1)	$(22,748)	$17,616
Investing activities	(12,741)	(5,030)
Financing activities	3,395	874
Total net cash provided by (used in)	$(32,094)	$13,460
(1)	Includes the effect of exchange rates on cash and cash equivalents.

Net cash used in operating activities of $22.7 million for the three months ended March 31, 2011 was principally due to our net loss attributable to Emergent BioSolutions Inc. of $21.4 million, a $9.4 million increase in inventory related to the timing of BioThrax shipments, a net decrease in income taxes of $12.4 million related to timing differences, a decrease in accrued compensation of $10.3 million primarily due to the payment of  the 2010 bonuses, partially offset by a decrease in accounts receivable of $27.4 million due to the timing of collection of amounts billed primarily to HHS, and non-cash charges of $2.4 million for stock-based compensation, $2.2 million for depreciation and amortization, and $2.6 million for development expenses primarily from our joint venture with the University of Oxford.

Net cash provided by operating activities of $17.6 million for the three months ended March 31, 2010 was due principally to a decrease in accounts receivable of $21.5 million due to amounts billed to and collected from HHS as of March 31, 2010, partially offset by a decrease in accrued compensation of $5.6 million primarily due to the payment of 2009 annual bonuses.

Net cash used in investing activities for the three months ended March 31, 2011 was $12.7 million, primarily due to capital expenditures of $8.4 million related to the construction and related costs for our facility in Baltimore, Maryland, and infrastructure investments and other equipment, along with the purchase of U.S. Treasury securities of $4.3 million.

Net cash used in investing activities for the three months ended March 31, 2010 of $5.0 million resulted principally from the construction and related costs for our manufacturing facility in Lansing, Michigan and infrastructure investments and other equipment.

Net cash provided by financing activities of $3.4 million for the three months ended March 31, 2011 resulted primarily from $4.2 million in proceeds from stock option exercises and $39,000 related to excess tax benefits from the exercise of stock options, partially offset by $842,000 in principal payments on indebtedness.

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

Debt Financing

As of March 31, 2011, we had $46.6 million principal amount of debt outstanding, comprised primarily of the following:

▪
$2.5 million outstanding under a loan from the Department of Business and Economic Development of the State of Maryland used to finance eligible costs incurred to purchase our first facility in Frederick, Maryland;

▪	$5.6 million outstanding under a mortgage loan from PNC Bank used to finance the remaining portion of the purchase price for our first Frederick facility;
▪
$6.5 million outstanding under a mortgage loan from HSBC Realty Credit Corporation used to finance a portion of the purchase price for our second facility on the Frederick site, the balance of which we repaid in April 2011;

▪	$20.9 million outstanding under a term loan from HSBC Realty Credit Corporation used to finance a portion of the costs of our facility expansion in Lansing, Michigan;
▪	$6.4 million outstanding under a mortgage loan from HSBC Realty Credit Corporation used to finance a portion of the purchase price of our facility in Baltimore, Maryland; and
▪	$4.7 million outstanding under a mortgage loan from HSBC Realty Credit Corporation used to finance a portion of the purchase price of our facility in Gaithersburg, Maryland.

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

ITEM 3.                     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is currently confined to our cash and cash equivalents and restricted cash that have maturities of less than three months, our investments, and our long-term indebtedness. We currently do not hedge interest rate exposure or interest on foreign currency exchange exposure, and the movement of foreign currency exchange rates could have an adverse or positive impact on our results of operations. We have not used derivative financial instruments for speculation or trading purposes. Because of the short-term maturities of our cash and cash equivalents and the small amount of our non-cash investments of $6.3 million as of March  31, 2011, we do not believe that an increase in market rates would have a significant impact on the realized value of our investments, but would likely increase the interest expense associated with our debt.

ITEM 4.                     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2011, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, occurred during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There will be no other payment by Trubion, any of the members of the Trubion board of directors or us to the plaintiffs or their respective counsels in connection with the settlement and dismissal of the Actions. The agreement in principle further contemplates that the parties will enter into a stipulation of settlement, which will be subject to customary conditions, including State Court approval following notice to Trubion’s shareholders. The Actions were stayed pending approval of the settlement of the State Action by the State Court, after which the State Action and all claims asserted therein will be dismissed with prejudice and counsel for the plaintiff in the Federal Action will take all necessary steps to dismiss the Federal Action and all claims asserted therein with prejudice. On April 26, 2011, the State Court entered an order granting preliminary approval of the settlement and requiring that notice of the settlement and preliminary approval be mailed to class members by May 17, 2011.  The order also provides that all class members who wish to be excluded from the settlement of the Actions give notice by June 21, 2011.  The State Court’s hearing to determine whether the settlement is fair, reasonable and adequate to the class members and should be approved is scheduled to occur on July 29, 2011. There can be no assurance that the parties will ultimately enter into a stipulation of settlement, that the State Court will approve any proposed settlement, or that any eventual settlement will be under the same terms as those contemplated by the agreement in principle

Patent Oppositions. Our live attenuated modified vaccinia Ankara virus, or MVA, platform technology, which has the potential to be used as a viral vector for delivery of certain vaccine antigens for different disease-causing organisms, is based in part on rights to certain MVA-related materials and technology that we acquired from the Bavarian State Ministry of the Environment and Public Health.  From 2006 to 2008, we filed patent oppositions in the European Patent Office against four of Bavarian Nordic’s patents covering certain aspects of MVA technology.  In each of the four pending opposition proceedings, the subject patents have also been opposed by one or more additional parties, including Sanofi Pasteur, Transgene, Baxter, Virbac, and Innogenetics.  We and the other opponents have alleged that the opposed patents should be revoked for failure to fulfill one or more of the patentability requirements of the European Patent Convention, such as the requirements for novelty and inventive step.

In each opposition, a single hearing was held before the Opposition Division of the European Patent Office, in which each opponent presented oral argument and Bavarian Nordic presented rebuttal arguments.  The first of these hearings, which occurred in June 2010, resulted in the Bavarian Nordic patent under consideration being maintained but narrowed in scope. The Opposition Division set a date of November 27, 2010 for all parties to file appeals, and we timely filed our appeal.  Hearings in two of the other pending oppositions occurred in October 2010.  Bavarian Nordic introduced amended patent claims into the record, which claims were upheld strictly and expressly conditioned on such claims being interpreted within a narrowly-defined scope.  The Opposition Division set due dates of January 29, 2011 and February 7, 2011 for Notices of Appeal to be filed for these oppositions, and we timely filed our Notices of Appeal.  Our Appeal Briefs were also timely filed.  The Opposition Division held its hearing for the fourth pending opposition in January 2011.  As for the previous oppositions, Bavarian Nordic introduced amended patent claims into the record, and the Opposition Division upheld the amended claims, which are narrower in scope than the originally granted claims.  A due date has not yet been set for the parties to file their appeals.  We routinely monitor the grant of further Bavarian Nordic European patents to determine whether any additional oppositions should be filed.

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

Our existing contract expires in September 2011. Although we are currently in discussions with HHS for a multi-year procurement contract, our existing and prior contracts with HHS and the DoD do not necessarily increase the likelihood that we will secure this multi-year contract or future comparable contracts with the U.S. government. The success of our business and our operating results for the foreseeable future are substantially dependent on the terms of our BioThrax sales to the U.S. government, including price per dose, the number of doses and the timing of deliveries.

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

The U.S. government may choose not to award us future contracts for the development and supply of anthrax vaccines and other biodefense product candidates that we are developing, and may instead award such contracts to our competitors. If we are unable to win particular contracts, we may not be able to operate in the market for products that are provided under those contracts for a number of years.  Additionally, if we are unable to consistently win new contract awards over an extended period, or if we fail to anticipate all of the costs and resources that will be required to secure and, if applicable, perform such contract awards, our growth strategy and our business, financial condition and operating results could be materially and adversely affected.

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

Legal proceedings could be costly to defend, and the results could reduce demand for BioThrax by the U.S. government. For example, a group of unnamed military personnel filed a lawsuit in 2003 seeking to enjoin the DoD from administering BioThrax on a mandatory basis without informed consent of the recipient or a Presidential waiver, and a federal court issued the requested injunction in 2004. In 2005, the Food and Drug Administration, or FDA, issued an order affirming the BioThrax license and, as a result, an appellate court ruled in February 2006 that the injunction was dissolved.

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

Although we have been profitable for each of the last five fiscal years, we have not been profitable for every quarter during that time. For example, we incurred a net loss of $21.4 million for the first quarter of 2011.  Our profitability is substantially dependent on BioThrax product sales. BioThrax product sales have fluctuated significantly in recent quarters, and we expect that they will continue to fluctuate significantly from quarter to quarter based on several factors, including the timing of our fulfilling orders from the U.S. government. Additionally, our profitability may be adversely affected as we progress through various stages of ongoing or planned clinical trials for our product candidates.  We may not be able to achieve consistent profitability on a quarterly basis or sustain or increase profitability on an annual basis.

Our indebtedness may limit cash flow available to invest in the ongoing needs of our business.

As of March 31, 2011, we had $46.6 million principal amount of debt outstanding. We may seek to raise substantial external debt financing to provide additional financial flexibility. The assumption of debt could have significant adverse consequences, including:

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

We expect our development expenses to increase in connection with our ongoing activities, particularly as we conduct additional and later stage clinical trials for our product candidates. We also expect our commercialization expenses to increase in the future as we seek to broaden the market for BioThrax and if we receive marketing approval for additional products. We also may undertake additional facility projects in the future. In the event that our ability to sell BioThrax to the U.S. government is interrupted for an extended period of time, we will utilize our cash balances to help fund our ongoing operations.

As of March 31, 2011, we had $143.3 million of cash, cash equivalents and investments. Our future capital requirements will depend on many factors, including:

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

▪	the scope, progress, results and costs of our preclinical and clinical development activities;
▪	the costs, timing and outcome of regulatory review of our product candidates;
▪	the number of, and development requirements for, other product candidates that we may pursue;
▪	the costs of commercialization activities, including product marketing, sales and distribution;
▪	the market acceptance and sales growth of any of our products or product candidates upon regulatory approval;
▪	the extent to which our growth generates increased administrative costs;
▪	the extent to which we lend money to, and are able to obtain repayment from, third parties;
▪	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other patent-related costs, including litigation costs and the results of such litigation; 21
▪	the extent to which we acquire or invest in companies, businesses, products or technologies;
▪	the effect of competing technological and market developments; and
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

Additionally, in 2009, we acquired a facility in Baltimore, Maryland which we expect to utilize for certain product development or manufacturing projects. In order to do so, we anticipate that we will be required to make certain capital expenditures to upgrade and maintain this facility.

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

 Additionally, potency testing of each lot of BioThrax is performed against a qualified reference lot that we maintain. We continually monitor the status of our reference lot and periodically produce and qualify a new reference lot to replace the existing reference lot.  For example, we are currently in the process of preparing and qualifying a new reference lot to replace our existing, qualified reference lot, which we expect to complete later this year.  If we are not able to satisfy the FDA’s requirements for release of BioThrax, our ability to sell BioThrax would be impaired until such time as we become able to meet such requirements, which would significantly impact our revenues, require us to utilize our cash balances to help fund our ongoing operations and otherwise harm our business.

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

We have outsourced the operation for filling BioThrax into vials to a single company. If our existing BioThrax filler were unable to perform filling services for us, we would need to obtain FDA approval of our potential substitute filler, engage, qualify and license an alternative filling company or develop our own filling capabilities. Any new contract filling company or filling capabilities that we acquire or develop will need to be approved by the FDA. Identifying and engaging a new contract filling company or developing our own filling capabilities and obtaining FDA approval could involve significant time and cost. We have identified and contracted with an additional provider that we believe can handle our filling needs. Before this additional provider can perform filling services for us, it must be qualified and licensed by the FDA. Such qualification and licensure requires use of a significant number of doses of BioThrax for consistency lots and stability testing. We have projected that once testing is complete we will be able to recognize revenue from these lots in 2011 from delivery to the SNS.  In the event we are not able to sell these lots, or if testing takes longer than anticipated, we will not be able to recognize these revenues.

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

If third parties do not manufacture our product candidates or supplies for our manufacture of BioThrax in sufficient quantities and at an acceptable cost or in compliance with regulatory requirements and specifications, the development and commercialization of our product candidates could be delayed, prevented or impaired.

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

The Public Health Security and Bioterrorism Preparedness and Response Act and the Agricultural Protection Act require us to register with the CDC and U.S. Department of Agriculture our possession, use or transfer of select biological agents or toxins that could pose a threat to public health and safety, to animal or plant health or to animal or plant products. This legislation requires increased safeguards and security measures for these select agents and toxins, including controlled access and the screening of entities and personnel and establishes a comprehensive national database of registered entities.

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

These policies are subject to deductibles, exclusions and coverage limitations. We may be unable to maintain existing insurance or obtain new coverage or increase limits in the future on reasonable terms or at all.  Circumstances may arise where we face liabilities that are not covered by our insurance policies, or where our coverage is not adequate, which may expose us to significant liabilities and significantly and adversely affect our business or financial position.

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

 If, as a result of the foregoing factors or otherwise, we are prevented from developing and commercializing a product candidate in an economically acceptable manner, that product program may be adversely affected and the commercial success of the product candidate may be harmed.  For example, we recently agreed with one of our contract manufacturers to extend the commencement date of the commercial term for manufacture of Anthrivig.  We are currently in negotiations with that contract manufacturer for a longer-term resolution regarding commercial the production; however, in the event that we are not able to negotiate a satisfactory resolution we may be required to explore other options for our anthrax immune globulin program that could result in less favorable commercial success for this product candidate, or no commercial success at all.

We depend on our collaborative relationships with Pfizer and Abbott to develop, manufacture, and commercialize certain of our recently acquired product candidates.

We are party to collaboration agreements with each of Pfizer Inc., or Pfizer, and Abbott.  Under the terms of the Pfizer collaboration, Pfizer is responsible for regulatory approval of and any subsequent commercialization of SBI-087.  Under the Abbott collaboration for the development and commercialization of TRU-016, we and Abbott must jointly agree to all development and commercialization plans and timelines for TRU-016.  If either of our collaborative partners opts-out of or terminates its agreement with us or fails to fulfill its obligations, we would need to obtain the capital necessary to fully fund the development and commercialization of the related product candidates or enter into alternative arrangements with a third party.

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

Our collaboration with Pfizer also initially included another product candidate for development, an investigational drug in Phase II evaluation for the treatment of Rheumatoid Arthritis, or RA.  In June 2010, Pfizer decided to discontinue development of TRU-015 based on preliminary results from the study, which, although consistent with previous studies and similar to other B-cell-depleting therapies, did not meet the internally predefined primary endpoint of the Phase II study. We cannot predict how or whether Pfizer will proceed with the collaboration or the development of any of the remaining collaboration product candidates, including SBI-087 and other therapeutics directed to CD20, as well as certain other product candidates directed to targets other than CD20 that have been established pursuant to our collaboration agreement with Pfizer. Our ability to receive any significant revenue from our product candidates covered by the collaboration agreement depends on the efforts of Pfizer and on our ability to collaborate effectively. Any future payments, including royalties to us, will depend on the extent to which we and Pfizer advance product candidates through development and commercialization. Pfizer may terminate the collaboration relationship, in whole or in part, without cause, by giving 90 days’ written notice to us. Pfizer also has the right to terminate the agreement, on a target-by-target basis, upon 60 days’ written notice, if any safety or regulatory issue arises that would have a material adverse effect on Pfizer’s ability to develop, manufacture or commercialize one or more product candidates.

With respect to control over decisions and responsibilities, the collaboration agreement with Pfizer provides for a research committee and a CD20-directed therapy development committee consisting of representatives of Pfizer and us. Ultimate decision-making authority as to most matters within the collaboration, including development plans and timelines, however, is vested in Pfizer.

In August 2009, Trubion entered into a collaboration agreement with Facet Biotech Corporation, or Facet, for the joint worldwide development and commercialization of TRU-016, a product candidate in Phase I clinical development for chronic lymphocytic leukemia, or CLL, and other CD37-directed protein therapeutics. Facet became a wholly-owned subsidiary of Abbott in April 2010.  Under the terms of the collaboration agreement, neither we nor Abbott have the right to develop or commercialize protein therapeutics directed to CD37 outside of the collaboration, and development and commercialization expenses incurred by both companies in the development and commercialization of TRU-016 are shared equally.  Our ability to receive funding for TRU-016 under the collaboration depends on our ability to collaborate effectively with Abbott. Any future payments, including milestones payable to us, will depend on the extent to which we and Abbott advance TRU-016 through development and commercialization. With respect to control over decisions and responsibilities, the collaboration agreement provides for a joint steering committee that must make decisions by consensus. Failure to reach consensus on material aspects of the development or commercialization of TRU-016 would lead to dispute resolution by our respective designated officers, and potentially arbitration, any of which could delay the development of TRU-016, which may harm our business.

Additionally, Abbott may terminate the collaboration agreement without cause, and would not be obligated to pay us a termination fee. Abbott also has the right upon 90 days’ written notice to terminate the agreement for any uncured material breach by us. Under certain circumstances, the parties have the right to opt out of the collaboration or may be deemed to have opted out of the collaboration with respect to the product. If Abbott opts out of the collaboration with respect to a product, then we would become responsible for all development and commercialization costs for that product and be obligated to pay Abbott certain royalty payments upon the sale of that product. We are currently the lead manufacturing party for TRU-016 and if we opt out of the collaboration, and are the lead TRU-016 manufacturing party at that time, we would be obligated to continue to supply TRU-016 to Abbott for up to 18 months.

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

The failure to comply with laws governing international business practices may result in substantial penalties, including suspension or debarment from government contracting. Violation of the FCPA can result in significant civil and criminal penalties. Indictment alone under the FCPA can lead to suspension of the right to do business with the U.S. government until the pending claims are resolved. Conviction of a violation of the FCPA can result in long-term disqualification as a government contractor. The termination of a government contract or relationship as a result of our failure to satisfy any of our obligations under laws governing international business practices would have a negative impact on our operations and harm our reputation and ability to procure government contracts. The Securities and Exchange Commission also may suspend or bar issuers from listing their securities on United States securities exchanges for violations of the FCPA’s accounting provisions.

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

The commercial success of many of our product candidates, including our oncology and autoimmune therapeutic product candidates, will depend upon, among other things, their acceptance by physicians, patients, third-party payors and other members of the medical community as a therapeutic and cost-effective alternative to competing products and treatments.

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

If our products and product candidates do not become widely accepted by potential government customers, physicians, patients, third-party payors and other members of the medical community, our business, financial condition and operating results could be materially and adversely affected.

Political or social factors, including related litigation, may delay or impair our ability to market BioThrax and our biodefense product candidates and may require us to spend time and money to address these issues.

Products developed to treat diseases caused by or to combat the threat of bioterrorism are subject to changing political and social environments. The political and social responses to bioterrorism have been highly charged and unpredictable. We do not believe that the death of Osama bin Laden will have any actual effect on the risk of bioterrorism, but could result in a public perception that risk is reduced. Political or social pressures or changes in the perception of the risk that military personnel or civilians could be exposed to biological agents as weapons of bioterrorism may delay or cause resistance to bringing our products to market or limit pricing or purchases of our products, which would harm our business.

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

In addition, we are a party to a collaboration agreement with Pfizer to develop and commercialize therapeutics directed to CD20 and to a collaboration agreement with Abbott to develop and commercialize therapeutics directed to CD37.

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

▪	our limited experience in the commercialization of pharmaceutical products other than BioThrax;
▪	difficulties in establishing an effective distribution network, including entering into marketing and distribution agreements with third parties on acceptable terms;
▪	the inability of sales personnel to obtain access to or persuade adequate numbers of potential government customers to purchase our product and physicians to prescribe our products;
▪	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and
▪	unforeseen costs and expenses associated with creating a sales and marketing organization.

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

 We believe that our most significant competitors in the area of vaccine and therapeutics are a number of pharmaceutical companies that have vaccine programs, including Merck & Co., GlaxoSmithKline, Sanofi Pasteur, Pfizer, and Novartis, as well as smaller more focused companies engaged in vaccine and therapeutic development, such as Aeras, Crucell, Cangene, Human Genome Sciences, Soligenix, Dynport Vaccine Company, Elusys, Bavarian Nordic and PharmAthene.  Specifically with respect to oncology and autoimmune disease, our competitors include Amgen, Pfizer, Takeda, Centocor Ortho Biotech, Merck, Mitsubishi Tanabe, Abbott, Eisai, Bristol-Myers Squibb, UCB, Otsuka, Roche, Chugai, Genentech, Biogen Idec, Spectrum Pharmaceuticals, Inc., Bayer Schering AG, GSK, Genzyme, Cephalon Oncology, Genmab, Boehringer Ingleheim and ImmunoGen, Inc.

We face competition for our biodefense product candidates. Although BioThrax is the only anthrax vaccine approved by the FDA for the prevention of anthrax infection, the U.S. government is funding the development of new products that could compete with BioThrax and could eventually procure those new products in addition to, or instead of, BioThrax, potentially reducing our BioThrax revenues. For example, HHS has awarded a development and SNS procurement contract to a competitor for an anthrax immune globulin therapeutic and is assisting this company in its production efforts by providing it with BioThrax doses that we delivered for placement into the SNS so that the competitor can immunize donors and obtain plasma for the competitor’s anthrax immune globulin therapeutic product candidate. HHS has awarded another development and SNS procurement contract to another competitor for an anthrax monoclonal antibody as a post-exposure therapeutic for anthrax infection.

Numerous companies have products or product candidates in development that would compete with the commercial product candidates for which we are seeking to obtain marketing approval.  If approved for the treatment of rheumatoid arthritis, or RA, we anticipate that some of our commercial product candidates would compete with other marketed protein therapeutics for the treatment of RA, including: Enbrel ® (Amgen, Pfizer and Takeda), Remicade ® (Centocor Ortho Biotech, Merck and Mitsubishi Tanabe), Humira ® (Abbott and Eisai), Orencia ® (BMS), Cimzia ® (UCB and Otsuka), Simponi ® (JNJ and Merck), Actemra ® (Roche and Chugai) and Rituxan ® (Genentech, Roche and Biogen Idec). If approved for the treatment of systemic lupus erythematosus, or SLE, our product candidates will compete with Benlysta (Human Genome Sciences and GSK) and other B cell depleting therapies, including CD20-directed therapeutics.

If approved for the treatment of CLL, non-Hodgkin’s lymphoma, or NHL, or other B cell malignancies, we anticipate that our product candidates would compete with other B cell depleting therapies and related therapeutics.  Non-CD37- directed therapeutics marketed for the treatment of NHL or CLL, or both, include Rituxan ® (Genentech), Zevalin ® (Spectrum Pharmaceuticals, Inc. and Bayer Schering AG), Bexxar ® (GlaxoSmithKline), Campath ® (Genzyme and Bayer Schering AG), Treanda ® (Cephalon Oncology) and Arzerra ® (GlaxoSmithKline and Genmab). In addition, Boehringer Ingelheim and ImmunoGen, Inc. are both developing antibody therapies directed to CD37.

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

Legislation and contractual provisions limiting or restricting liability of manufacturers or providing for indemnification may not be adequate to protect us from all liabilities associated with the manufacture, sale and use of our products.

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

In August 2006, the Department of Homeland Security approved our application under the Support Anti-Terrorism by Fostering Effective Technology Act, or SAFETY Act, enacted by the U.S. Congress in 2002 for liability protection for sales of BioThrax. The SAFETY Act creates product liability limitations for qualifying anti-terrorism technologies for claims arising from or related to an act of terrorism. In addition, the SAFETY Act provides a process by which an anti-terrorism technology may be certified as an “approved product” by the Department of Homeland Security and therefore entitled to a rebuttable presumption that the government contractor defense applies to sales of the product. The government contractor defense, under specified circumstances, extends the sovereign immunity of the U.S. to government contractors who manufacture a product for the government. Specifically, for the government contractor defense to apply, the government must approve reasonably precise specifications, the product must conform to those specifications and the supplier must warn the government about known dangers arising from the use of the product. We are currently entitled to the benefits of the SAFETY Act through July 31, 2011, and have submitted an application for renewal of those benefits.  We cannot be certain that our application for renewal will be approved on a timely basis or at all, and we may not be entitled to those benefits on a continuing basis.  Additionally, although we are currently entitled and may continue to be entitled to the benefits of the SAFETY Act, it may not provide adequate protection from any claims made against us.

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

If we cannot successfully defend ourselves against future claims that our product or product candidates caused injuries and if we are not entitled to indemnity by the U.S. government, or if the U.S. government does not honor its indemnification obligations, we will incur substantial liabilities. Regardless of merit or eventual outcome, product liability claims may result in:

▪	decreased demand for any product candidates or products that we may develop;
▪	injury to our reputation;
▪	withdrawal of clinical trial participants;
▪	withdrawal of a product from the market;
▪	costs to defend the related litigation; 31
▪	substantial monetary awards to trial participants or patients;
▪	loss of revenue; and
▪	the inability to commercialize any products that we may develop.

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

In both the U.S. and in foreign jurisdictions, legislative and regulatory actions may reduce the revenues that we derive from our future products.  In particular, in March 2010, Congress enacted sweeping legislation to reform the U.S. health care system. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act of 2010 contains a number of cost-containment measures that could adversely affect our operating results and our overall financial condition. For example, the legislation imposes an annual fee on branded prescription drug manufacturers, including biologics manufacturers, which will be allocated based on market share in the aggregate for certain government programs. In addition, the legislation creates a licensure pathway for biological products shown to be biosimilar to previously licensed biological reference products and will permit litigation of patent infringement cases between patent owners and biosimilar manufacturers prior to biosimilar market entry. The legislation also establishes a program to phase out the coverage gap under Medicare Part D by 2020 through a combination of manufacturer discounts and federal subsidies, increases the minimum Medicaid drug rebates for pharmaceutical companies and creates an Independent Payment Advisory Board to recommend changes in Medicare payment rates.

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

The scope of coverage and payment policies varies among third party private payors, including indemnity insurers, employer group health insurance programs and managed care plans. These third party carriers may base their coverage and reimbursement on the coverage and reimbursement rate paid by carriers for Medicaid beneficiaries. Furthermore, many such payors are investigating or implementing methods for reducing health care costs, such as the establishment of prospective payment systems. Cost containment pressures have led to an increased emphasis on the use of cost-effective products by health care providers. If third party payors do not provide adequate coverage or reimbursement for any products we may develop, it could have a negative effect on our revenues and results of operations.

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

Since our inception we have pursued a strategy of growing our business through licensing and acquisition. We commenced operations in September 1998 through an acquisition of rights to BioThrax, vaccine manufacturing facilities at a multi-building campus on approximately 12.5 acres in Lansing, Michigan and vaccine development and production know-how, all from the Michigan Biologic Products Institute. We acquired a portion of our pipeline of vaccine and therapeutic product candidates through our acquisition of Microscience Limited in a share exchange in 2005 and our acquisition of substantially all of the assets, for cash, of ViVacs GmbH in 2006.  More recently, we acquired additional pipeline product candidates as a result of our acquisition of Trubion in October 2010.

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

In addition, qui tam lawsuits have been brought against us in which the plaintiffs argued that we defrauded the U.S. government by distributing non-compliant doses of BioThrax. Although we ultimately prevailed in this litigation, we spent significant time and money defending the litigation. U.S. States, many municipalities and foreign governments typically also have laws and regulations governing contracts with their respective agencies. These domestic and foreign laws and regulations affect how we and our customers conduct business and, in some instances, impose additional costs on our business. Any changes in applicable laws and regulations could restrict our ability to maintain our existing contracts and obtain new contracts, which could limit our ability to conduct our business and materially and adversely affect our revenues and results of operations.

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

In the United States, BioThrax and our product candidates are regulated by the FDA as biologics. To obtain approval from the FDA to market our product candidates, we will be required to submit a Biologics license application, or BLA, to the FDA. Ordinarily, the FDA requires a sponsor to support a BLA with substantial evidence of the product’s safety and effectiveness in treating the targeted indication based on data derived from adequate and well-controlled clinical trials, including Phase III safety and efficacy trials conducted in patients with the disease or condition being targeted. For example, this will be the case with respect to any BLA that we may file in the future with respect to our oncology and auto-immune disease product candidates.  However, our biodefense product candidates require slightly different treatment. Specifically, because humans are rarely exposed to anthrax toxins under natural conditions, and cannot be intentionally exposed, statistically significant effectiveness of our biodefense product candidates cannot be demonstrated in humans, but instead must be demonstrated, in part, by utilizing animal models before they can be approved for marketing. This is known as the FDA’s “animal rule”.

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

 These requirements include submissions of safety and other post-marketing information and reports, registration requirements, cGMP requirements relating to quality control, quality assurance and corresponding maintenance of records and documents and recordkeeping. The FDA enforces its cGMP and other requirements through periodic unannounced inspections of manufacturing facilities. The FDA is authorized to inspect manufacturing facilities without a warrant or prior notice at reasonable times and in a reasonable manner.

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

If we experience any of these post-approval events, our business, financial condition and operating results could be materially and adversely affected.

If our competitors are able to obtain orphan drug exclusivity for any products that are competitive with our products, we may be precluded from selling or obtaining approval of our competing products by the applicable regulatory authorities for a significant period of time.

If one of our competitors obtains orphan drug exclusivity for an indication for a product that competes with one of the indications for one of our product candidates before we obtain orphan drug designation, and if the competitor’s product is the same drug as ours, the FDA would be prohibited from approving our product candidate for the same orphan indication unless we demonstrate that our product is clinically superior or the FDA determines that the holder of the orphan drug exclusivity cannot assure the availability of sufficient quantities of the drug. We have obtained orphan drug status from the FDA for Thravixa, from the FDA and in the European Union for Anthrivig and in the European Union for our tuberculosis vaccine product candidate; however, none of our other products or product candidates have been designated as an orphan drug and there is no guarantee that the FDA will grant such designation in the future.

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

We have obtained a Fast Track designation from the FDA for BioThrax as a post-exposure prophylaxis against anthrax infection and for Anthrivig and Thravixa. However, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw a Fast Track designation if the FDA believes that the designation is no longer supported by data from our clinical development program. Fast Track designation does not guarantee that we will qualify for or be able to take advantage of the FDA’s expedited review procedures or that any application that we may submit to the FDA for regulatory approval will be accepted for filing or ultimately approved.

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

 The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval, or may include different or additional risks. We may not obtain foreign regulatory approvals on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or jurisdictions or by the FDA. However, a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in another jurisdiction, including approval by the FDA.  For example, in 2010 the United Kingdom Medicines and Healthcare products Regulatory Authority, or MHRA, informed us that a provision of the European Pharmacopoeia may prevent licensure of our tuberculosis vaccine product candidate in the European Union unless such provision can be interpreted in a manner consistent with our product candidate’s manufacturing process, despite the fact that the FDA had provided recent guidance to the contrary. We are continuing to work with the MHRA and outside advisors to clarify the provision but we cannot be certain that our efforts will be successful, which could preclude our ability to commercialize this product candidate in the European Union. We and our collaborators may not be able to obtain regulatory approvals to commercialize our products in any market.  The failure to obtain regulatory approval in foreign jurisdictions could materially harm our business.

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

Any collaboration that we enter into may not be successful. For example, in June 2010 Pfizer decided to discontinue development of TRU-015 based on preliminary results from a Phase II study. Even though these results were consistent with previous studies and similar to other B-cell-depleting therapies, they did not meet the internally predefined endpoint of the study. Additionally, the success of our collaboration arrangements will depend heavily on the efforts and activities of our collaborators. It is likely that our collaborators will have significant discretion in determining the efforts and resources that they will apply to these collaborations.

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

Our collaborators and licensors may not adequately protect our intellectual property rights. These third parties may have the first right to maintain or defend our intellectual property rights and, although we may have the right to assume the maintenance and defense of our intellectual property rights if these third parties do not do so, our ability to maintain and defend our intellectual property rights may be compromised by the acts or omissions of these third parties.  For example, we licensed an oligonucleotide adjuvant, CpG 7909, for use in our double mutant recombinant protective antigen product candidate and NuThrax from Coley Pharmaceutical Group, Inc., or Coley. Coley, which was subsequently acquired by Pfizer is responsible for prosecuting, maintaining and defending these licensed patent rights. Coley notified us that a patent interference had been declared in the U.S. Patent and Trademark Office between our licensed patent and a third party patent application, which could result in revocation of the patent we have licensed. We may not know the outcome for a considerable period of time.

We also will rely on current and future trademarks to establish and maintain recognized brands.  If we fail to acquire and protect such trademarks, our ability to market and sell our products, and therefore our business, financial condition and operating results, could be materially and adversely affected.

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

There has been substantial litigation and other proceedings regarding patent and other intellectual property rights in the biotechnology and pharmaceutical industries. For example, modified vaccinia Ankara, or MVA,-based vaccines have been the subject of significant intellectual property litigation. Specifically, Bavarian Nordic sued Acambis for patent infringement and other claims arising out of Acambis’ importation of an MVA-based smallpox vaccine for biodefense use by the U.S. government. Bavarian Nordic claimed that its patents broadly covered the manufacture of MVA-based biological products and that Bavarian Nordic had rights in the biological materials used by Acambis. That litigation was terminated in July 2007 by a settlement and consent order. Bavarian Nordic subsequently sued Oxford BioMedica PLC, Oxford BioMedica Ltd. and Biomedica Inc., collectively Oxford BioMedica, alleging that Oxford BioMedica has infringed certain Bavarian Nordic U.S. patents by making, using and importing, and inducing others to use Oxford BioMedica’s experimental drug TroVax®, which is an MVA-based therapeutic cancer vaccine.  The lawsuit was settled in January 2010 by agreement between the parties.  We are also involved in several patent oppositions filed in the European Patent Office against certain of Bavarian Nordic’s patents covering certain aspects of MVA technology.  In each of the opposition proceedings, the subject patents have also been opposed by one or more additional parties, including Sanofi Pasteur, Transgene, Baxter, Virbac, and Innogenetics.

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

Mr. El-Hibri has the ability to control the election of the members of our Board of Directors through his ownership interests in our significant stockholders. As of April 29, 2011, Mr. El-Hibri was the beneficial owner of approximately 31% of our outstanding common stock. Because Mr. El-Hibri has significant influence over the election of the members of our board, and because of his substantial control of our capital stock, Mr. El-Hibri will likely have the ability to delay or prevent a change of control of us that may be favored by other directors or stockholders and otherwise exercise substantial control over all corporate actions requiring board or stockholder approval, including any amendment of our certificate of incorporation or by-laws. The control by Mr. El-Hibri may prevent other stockholders from influencing significant corporate decisions and may result in conflicts of interest that could cause our stock price to decline.

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

Our stock price has been, and is likely to continue to be, volatile. From November 15, 2006, when our common stock first began trading on the New York Stock Exchange, through April 29, 2011 our common stock has traded as high as $27.00 per share and as low as $4.40 per share. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price of our common stock may be influenced by many factors, including:

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales or the perception in the market that the holders of a large number of shares intend to sell shares could reduce the market price of our common stock. For example, we have filed a registration statement that would permit us to issue up to $100 million in common stock.  Moreover, holders of an aggregate of approximately 10.0 million shares of our common stock outstanding as of April 29, 2011 have the right to require us to register these shares of common stock under specified circumstances.

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

Date: May 6, 2011

By: /s/  R. Don Elsey
R. Don Elsey
Sr. Vice President Finance, Chief Financial
Officer and Treasurer
(Principal Financial and Accounting Officer)

Date: May 6, 2011

EXHIBIT INDEX

Exhibit Number	Description
10.1
Letter Agreement, dated February 17, 2011, between the Registrant and East West Resources Corporation (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 23, 2011 (File No. 001-33137))

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