Form 10-Q
period 2011-08-03
Emergent BioSolutions Inc.
filed 2011-08-05
CIK 1367644

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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
☑ Yes     ☐ No

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

As of July 29, 2011, the registrant had 35,850,658 shares of common stock outstanding.

Emergent BioSolutions Inc.

Index to Form 10-Q

Part I. Financial Information
Item 1.	Financial Statements
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures
Part II. Other Information
Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Removed and Reserved
Item 5.	Other Information
Item 6.	Exhibits
Signatures
Exhibit Index

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

▪	our plans to expand our manufacturing facilities and capabilities;
▪	the rate and degree of market acceptance of our products and product candidates;
▪	the success of preclinical studies and clinical trials of our product candidates and post-approval clinical utility of our products;
▪	our ongoing and planned development programs, preclinical studies and clinical trials;
▪	our ability to identify and acquire or in-license products and product candidates that satisfy our selection criteria;
▪	our ability to successfully integrate and develop the products or product candidates, programs, operations and personnel of any entities or businesses that we acquire;
▪	the potential benefits of our existing collaborations and our ability to selectively enter into additional collaborative arrangements;
▪	the timing of and our ability to obtain and maintain regulatory approvals for our products and product candidates;
▪	our commercialization, marketing and manufacturing capabilities and strategy;
▪	our intellectual property portfolio; and
▪	our estimates regarding expenses, future revenues, capital requirements and needs for additional financing.

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

PART I. FINANCIAL INFORMATION

ITEM 1.                        FINANCIAL STATEMENTS

Emergent BioSolutions Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share and per share data)

	June 30,	December 31,
	2011	2010
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$122,094	$169,019
Investments	5,048	2,029
Accounts receivable	47,263	39,326
Inventories	17,262	12,722
Deferred tax assets, net	7,082	2,638
Income tax receivable, net	17,136	8,728
Restricted cash	217	217
Prepaid expenses and other current assets	7,742	8,814
Total current assets	223,844	243,493

Property, plant and equipment, net	172,481	152,701
In-process research and development	51,400	51,400
Goodwill	5,029	5,029
Assets held for sale	12,548	12,741
Deferred tax assets, net	27,970	33,757
Other assets	712	1,198

Total assets	$493,984	$500,319

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$32,182	$25,409
Accrued expenses and other current liabilities	1,200	1,309
Accrued compensation	13,823	23,975
Contingent value rights, current portion	9,734	-
Long-term indebtedness, current portion	10,229	17,187
Deferred revenue, current portion	5,336	7,839
Total current liabilities	72,504	75,719

Contingent value rights, net of current portion	6,206	14,532
Long-term indebtedness, net of current portion	29,074	30,239
Deferred revenue, net of current portion	2,953	4,386
Other liabilities	2,017	1,882
Total liabilities	112,754	126,758

Commitments and contingencies	-	-

Stockholders’ equity:
Preferred stock, $0.001 par value; 15,000,000 shares authorized, 0 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized, 35,850,658 and 35,011,423 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	36	35
Additional paid-in capital	213,320	197,689
Accumulated other comprehensive loss	(2,771)	(2,110)
Retained earnings	166,663	173,850
Total Emergent BioSolutions Inc. stockholders' equity	377,248	369,464
Noncontrolling interest in subsidiaries	3,982	4,097
Total stockholders’ equity	381,230	373,561
Total liabilities and stockholders’ equity	$493,984	$500,319

The accompanying notes are an integral part of these consolidated financial statements.

Emergent BioSolutions Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)
Revenues:
Product sales	$71,479	$55,872	$77,076	$94,725
Contracts and grants	16,662	6,266	29,598	14,213
Total revenues	88,141	62,138	106,674	108,938

Operating expenses:
Cost of product sales	16,069	11,076	17,137	18,584
Research and development	31,481	18,602	66,240	38,524
Selling, general and administrative	20,384	17,649	38,596	33,841
Income (loss) from operations	20,207	14,811	(15,299)	17,989

Other income (expense):
Interest income	24	376	59	764
Interest expense	(6)	(2)	(6)	(7)
Other income (expense), net	(39)	6	(40)	(2)
Total other income (expense)	(21)	380	13	755

Income (loss) before provision for (benefit from) income taxes	20,186	15,191	(15,286)	18,744
Provision for (benefit from) income taxes	7,663	5,757	(4,636)	7,392
Net income (loss)	12,523	9,434	(10,650)	11,352
Net loss attributable to noncontrolling interests	1,687	374	3,463	979
Net income (loss) attributable to Emergent BioSolutions Inc.	$14,210	$9,808	$(7,187)	$12,331

Earnings per share - basic	$0.40	$0.32	$(0.20)	$0.40
Earnings per share - diluted	$0.39	$0.31	$(0.20)	$0.39

Weighted-average number of shares - basic	35,619,514	31,097,445	35,400,906	30,989,308
Weighted-average number of shares - diluted	36,667,452	31,900,000	35,400,906	31,666,976

The accompanying notes are an integral part of these consolidated financial statements.

Emergent BioSolutions Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
	Six Months Ended
	June 30,
	2011	2010
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(10,650)	$11,352
Adjustments to reconcile to net cash provided by (used in) operating activities:
Stock-based compensation expense	5,150	3,363
Depreciation and amortization	4,514	2,646
Deferred income taxes	3,129	3,437
Non-cash development expenses from variable interest entities	3,348	185
Impairment of long-lived assets	193	1,029
Change in fair value of contingent value rights	1,408	-
Excess tax benefits from stock-based compensation	(1,786)	(709)
Other	43	(29)
Changes in operating assets and liabilities:
Accounts receivable	(7,937)	9,107
Inventories	(4,540)	(3,595)
Income taxes	(8,408)	(6,214)
Prepaid expenses and other assets	1,557	159
Accounts payable	(766)	4,151
Accrued expenses and other liabilities	26	(329)
Accrued compensation	(10,152)	(3,346)
Deferred revenue	(3,936)	(14)
Net cash (used in) provided by operating activities	(28,807)	21,193
Cash flows from investing activities:
Purchases of property, plant and equipment	(16,795)	(8,631)
Proceeds from maturity of investments	2,250	-
Purchase of investments	(5,269)	-
Net cash used in investing activities	(19,814)	(8,631)
Cash flows from financing activities:
Proceeds from borrowing on line of credit	-	15,000
Issuance of common stock subject to exercise of stock options	8,695	2,784
Principal payments on long-term indebtedness and line of credit	(8,123)	(31,621)
Excess tax benefits from stock-based compensation	1,786	709
Net cash provided by (used in) financing activities	2,358	(13,128)

Effect of exchange rate changes on cash and cash equivalents	(662)	(165)

Net increase (decrease) in cash and cash equivalents	(46,925)	(731)
Cash and cash equivalents at beginning of period	169,019	102,924
Cash and cash equivalents at end of period	$122,094	$102,193

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

In the opinion of the Company’s management, any adjustments contained in the accompanying unaudited consolidated financial statements are of a normal recurring nature, and are necessary to present fairly the financial position of the Company as of June 30, 2011, results of operations for the three and six month periods ended June 30, 2011 and 2010, and cash flows for the six month periods ended June 30, 2011 and 2010. Interim results are not necessarily indicative of results that may be expected for any other interim period or for an entire year.

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

The following table presents the calculation of basic and diluted net income (loss) per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except share and per share data)	2011	2010	2011	2010
Numerator:
Net income (loss)	$14,210	$9,808	$(7,187)	$12,331

Denominator:
Weighted-average number of shares—basic	35,619,514	31,097,445	35,400,906	30,989,308
Dilutive securities—equity awards	1,047,938	802,555	-	677,668
Weighted-average number of shares—diluted	36,667,452	31,900,000	35,400,906	31,666,976

Earnings per share-basic	$0.40	$0.32	$(0.20)	$0.40
Earnings per share-diluted	$0.39	$0.31	$(0.20)	$0.39

Stock options with exercise prices in excess of the average per share closing price during the period are not considered in the calculation of fully diluted earnings per share. For the three month periods ended June 30, 2011 and 2010, approximately 719,000 and 2.0 million options, respectively, along with 2.1 million options for the six month period ended June 30, 2011 were excluded from the calculation.  These options were excluded because the exercise prices were in excess of the average per share closing price.

For the six month period ended June 30, 2011, approximately 4.0 million shares were excluded form the calculation of diluted earnings per share because the net loss attributable to Emergent BioSolutions Inc. would make these awards antidilutive.

Accounting for stock-based compensation

As of June 30, 2011, the Company has two stock-based employee compensation plans, the Amended and Restated Emergent BioSolutions Inc. 2006 Stock Incentive Plan (the “2006 Plan”) and the Emergent BioSolutions Employee Stock Option Plan (the “2004 Plan” and together with the 2006 Plan, the “Emergent Plans”).  The Company has granted options to purchase shares of common stock under the Emergent Plans, and has granted restricted stock units under the 2006 Plan.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Expected dividend yield	0%	0%	0%	0%
Expected volatility	60%	55%	60%	55%
Risk-free interest rate	0.93%-0.97%	1.24%-1.36%	0.93%-1.04%	1.24%-1.46%
Expected average life of options	3.7 years	3.8 years	3.4 years	3.4 years

▪	Expected dividend yield — the Company does not pay regular dividends on its common stock and does not anticipate paying any dividends in the foreseeable future.
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

Comprehensive income (loss)

Comprehensive income (loss) is comprised of net income (loss) attributable to Emergent BioSolutions Inc. and other changes in equity that are excluded from net income (loss) attributable to Emergent BioSolutions Inc. The Company includes gains and losses on intercompany transactions with foreign subsidiaries that are considered to be long-term investments and translation gains and losses incurred when converting its subsidiaries’ financial statements from their functional currency to the U.S. dollar in accumulated other comprehensive income (loss). Comprehensive income for the three months ended June 30, 2011 was $14.2 million. Comprehensive loss for the six months ended June 30, 2011 was $7.8 million. Comprehensive income for the three and six months ended June 30, 2010 was $9.4 million and $12.2 million, respectively.

2.  Inventories

Inventories consist of the following:

	June 30,	December 31,
(in thousands)	2011	2010
Raw materials and supplies	$2,171	$2,311
Work-in-process	11,872	7,917
Finished goods	3,219	2,494
Total inventories	$17,262	$12,722

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

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis:

	At June 30, 2011
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment in money market funds (1)	$82,897	$-	$-	$82,897
U.S. Treasury securities (2)	-	5,048	-	5,048
Total assets	$82,897	$5,048	$-	$87,945

Liabilities:
Contingent value rights	$-	$-	$15,940	$15,940
Total liabilities	$-	$-	$15,940	$15,940

	At December 31, 2010
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment in money market funds (1)	$102,360	$-	$-	$102,360
U.S. Treasury securities (2)	-	2,029	-	2,029
Total assets	$102,360	$2,029	$-	$104,389

Liabilities:
Contingent value rights	$-	$-	$14,532	$14,532
Total liabilities	$-	$-	$14,532	$14,532

(1)                    Included in cash and cash equivalents in accompanying consolidated balance sheets.
(2)                    Included in investments in accompanying consolidated balance sheets.

The fair value of U.S. Treasury securities (Level 2) is obtained from an independent pricing service and is based on recent sales of similar securities and other observable market data.

The fair value of the Contingent Value Right (“CVR”) obligations is based on management’s assessment of certain development and collaboration milestones, which are inputs that have no observable market (Level 3).  The obligation is measured using a discounted cash flow model. For the six months ended June 30, 2011, the changes in the fair value of the CVR obligations resulted from an adjustment to the discount rates and a update to the estimated timing of achievement for certain development milestones.  For the three and six months ended June 30, 2011, the Company recorded charges to adjust the CVRs to fair value of $827,000 and $1.4 million, respectively. These charges are classified in the Company’s statement of operations as research and development expense within the Company’s biosciences segment.

The following table is a reconciliation of the beginning and ending balance of the liabilities measured at fair value using significant unobservable inputs (Level 3) for the six months ended June 30, 2011. There were no Level 3 assets or liabilities at June 30, 2010.

(in thousands)
Balance at January 1, 2010	$-
Fair value of CVRs issued	14,532
Expense (income) included in earnings	-
Purchases, sales, issuances and settlements	-
Transfers in/(out) of Level 3	-
Balance at December 31, 2010	$14,532
Expense (income) included in earnings	1,408
Purchases, sales, issuances and settlements	-
Transfers in/(out) of Level 3	-
Balance at June 30, 2011	$15,940

Separate disclosure is required for assets and liabilities measured at fair value on a recurring basis, as documented above, from those measured at fair value on a nonrecurring basis.  As of June 30, 2011 and December 31, 2010, the Company had no assets or liabilities that were measured at fair value on a nonrecurring basis.

The carrying amounts of the Company’s short-term financial instruments, which include cash, accounts receivable and accounts payable, approximate their fair values due to their short maturities. The fair value of the Company’s long-term indebtedness is estimated based on the quoted prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. Both the carrying value and fair value of long-term indebtedness at June 30, 2011 was $46.6 million.  The carrying value and fair value of long-term indebtedness was $49.1 million and $49.0 million, respectively, at June 30, 2010.

4.  Investments

The Company invests in a variety of highly liquid investment-grade securities.  The following is a summary of the Company’s available for sale securities:

	At June 30, 2011
(in thousands)	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
U.S. Treasury securities	$5,045	$3	$-	$5,048

	At December 31, 2010

(in thousands)	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
U.S. Treasury securities	$2,030	$-	$1	$2,029

5.  Stock options and restricted stock units

As of June 30, 2011, the Company has two stock-based employee compensation plans, the 2006 Plan and the 2004 Plan. The Company has granted options to purchase shares of common stock under the Emergent Plans and has granted restricted stock units under the 2006 Plan. The Emergent Plans have both incentive and non-qualified stock option features. The Company no longer grants equity awards under the 2004 Plan.

As of June 30, 2011, an aggregate of 8,678,826 shares of common stock are authorized for issuance under the 2006 Plan, of which a total of 2,066,728 shares of common stock remain available for future awards to be made to plan participants. Awards of restricted stock units are counted against the maximum aggregate number of shares of common stock available for issuance under the 2006 Plan as one and one-half (1.5) shares of common stock for every one restricted stock unit granted. The maximum number of shares subject to awards that may be granted per year under the 2006 Plan to a single participant is 287,700. The exercise price of each option must be not less than 100% of the fair market value of the shares underlying such option on the date of grant. Awards granted under the 2006 Plan have a contractual life of no more than 10 years. The terms and conditions of equity awards (such as price, vesting schedule, term and number of shares) under the Emergent Plans are determined by the Company’s compensation committee, which administers the Emergent Plans.  Each equity award granted under the Emergent Plans vests as specified in the relevant agreement and no option can be exercised after ten years from the date of grant.

The following is a summary of option award activity under the Emergent Plans:

	2006 Plan		2004 Plan
	Number of Shares	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2010	3,397,915	$14.31	67,541	$9.80	$32,023,466
Granted	803,027	23.97	-	-
Exercised	(741,222)	11.63	(14,385)	13.26
Forfeited	(115,091)	17.73	-	-
Outstanding at June 30, 2011	3,344,629	$17.14	53,156	$8.86	$19,982,072
Exercisable at June 30, 2011	1,552,664	$13.73	53,156	$8.86	$14,417,769

The following is a summary of restricted stock unit award activity under the 2006 Plan:

	Number of Shares	Weighted-Average Grant Price	Aggregate Intrinsic Value
Outstanding at December 31, 2010	395,555	$16.09	$9,279,720
Granted	401,523	23.99
Vested	(120,561)	15.91
Forfeited	(28,065)	18.61
Outstanding at June 30, 2011	648,452	$20.90	$14,622,593

6.  Litigation

Patent Oppositions.  The Company’s live attenuated modified vaccinia Ankara virus (“MVA”) platform technology, which has the potential to be used as a viral vector for delivery of certain vaccine antigens for different disease-causing organisms, is based in part on rights to certain MVA-related materials and technology that the Company acquired from the Bavarian State Ministry of the Environment and Public Health.  From 2006 to 2008, the Company filed patent oppositions in the European Patent Office against four of Bavarian Nordic’s patents covering certain aspects of MVA technology.  In each of the four pending opposition proceedings, the subject patents have also been opposed by one or more additional parties, including Sanofi Pasteur, Transgene, Baxter, Virbac, and Innogenetics.  The Company and the other opponents have alleged that the opposed patents should be revoked for failure to fulfill one or more of the patentability requirements of the European Patent Convention, such as the requirements for novelty and inventive step.  In each opposition, a single hearing was held before the Opposition Division of the European Patent Office, in which each opponent presented oral argument and Bavarian Nordic presented rebuttal arguments.  The first of these hearings, which occurred in June 2010, resulted in the Bavarian Nordic patent under consideration being maintained but narrowed in scope. Hearings in two of the other pending oppositions occurred in October 2010.  Bavarian Nordic introduced amended patent claims into the record, which claims were upheld strictly and expressly conditioned on such claims being interpreted within a narrowly-defined scope.  The Company timely filed its Appeal Briefs for each of these Oppositions.  The Opposition Division held its hearing for the fourth pending opposition in January 2011.  As for the previous Oppositions, Bavarian Nordic introduced amended patent claims into the record, and the Opposition Division upheld the amended claims, which are narrower in scope than the originally granted claims.  The Company submitted a Notice of Appeal on June 7, 2011.  An Appeal Brief is due on August 18, 2011. The Company routinely monitors the grant of further Bavarian Nordic European patents to determine whether any additional oppositions should be filed.

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

On October 8, 2010, the Defendants reached agreement in principle with the plaintiffs in the Actions regarding the settlement of the Actions. The terms of the settlement contemplated by that agreement in principle require that Trubion and the Company make certain additional disclosures related to the Acquisition, as set forth in the Company’s Current Report on Form 8-K filed on October 8, 2010. The parties also agreed that the plaintiffs in the Actions may seek attorneys’ fees and costs in an aggregate amount up to $475,000, to be paid by Trubion if such fees and costs are approved by the State Court. There will be no other payment by Trubion, any of the members of the Trubion board of directors or the Company to the plaintiffs or their respective counsels in connection with the settlement and dismissal of the Actions. The agreement in principle further contemplates that the parties will enter into a stipulation of settlement, which will be subject to customary conditions, including State Court approval following notice to Trubion’s shareholders. The Actions were stayed pending approval of the settlement of the State Action by the State Court, after which  the State Action and all claims asserted therein will be dismissed with prejudice and counsel for the plaintiff in the Federal Action will take all necessary steps to dismiss the Federal Action and all claims asserted therein with prejudice. On April 26, 2011, the State Court entered an order granting preliminary approval of the settlement and requiring that notice of the settlement and preliminary approval be mailed to class members by May 17, 2011.  The order also provided that all class members wishing to be excluded from the settlement of the Actions give notice by June 21, 2011.  At the subsequent scheduled hearing on July 29, 2011, the State Court determined that the settlement was fair, reasonable and adequate to the class members, approved the settlement in all respects and entered a Final Judgement and Order of Dismissal and Prejudice.

Other.  From time to time, the Company is involved in product liability claims and other litigation considered normal in the nature of its business. The Company does not believe that any such proceedings would have a material adverse effect on the results of its operations.

7.  Segment information

For financial reporting purposes, the Company reports financial information for two business segments: biodefense and biosciences. In the biodefense segment, the Company develops, manufactures and commercializes vaccines and antibody therapies for use against biological agents that are potential weapons of bioterrorism or biowarfare. Revenues in this segment relate primarily to the Company’s FDA-licensed product, BioThrax® (Anthrax Vaccine Absorbed). In the biosciences segment, the Company develops vaccines, antibody therapies and technology platforms for use against infectious diseases, oncology, autoimmune and inflammatory disorders and other medical conditions that have resulted in significant unmet or underserved public health needs.  The “All Other” segment relates to the general operating costs of the Company and includes costs of the centralized services departments, which are not allocated to the other segments, as well as spending on product candidates or activities that are not classified as biodefense or biosciences. The assets in this segment consist primarily of cash. For the three and six months ended June 30, 2010, the Company reclassified its business segments to conform with the current period presentation.

	Reportable Segments
(in thousands)	Biodefense	Biosciences	All Other	Total
Three Months Ended June 30, 2011
External revenue	$83,685	$4,456	$-	$88,141
Net income (loss) attributable to Emergent BioSolutions Inc.	36,902	(20,580)	(2,112)	14,210
Assets	217,057	121,209	155,718	493,984
Three Months Ended June 30, 2010
External revenue	$62,138	$-	$-	$62,138
Net income (loss) attributable to Emergent BioSolutions Inc.	22,524	(10,958)	(1,758)	9,808
Assets	208,004	42,102	95,642	345,748

	Reportable Segments
(in thousands)	Biodefense	Biosciences	All Other	Total
Six Months Ended June 30, 2011
External revenue	$99,185	$7,489	$-	$106,674
Net income (loss) attributable to Emergent BioSolutions Inc.	30,810	(35,705)	(2,292)	(7,187)
Assets	217,057	121,209	155,718	493,984
Six Months Ended June 30, 2010
External revenue	$108,938	$-	$-	$108,938
Net income (loss) attributable to Emergent BioSolutions Inc.	35,909	(20,564)	(3,014)	12,331
Assets	208,004	42,102	95,642	345,748

8.  Related party transactions

The Company entered into an agreement in February 2009 with an entity controlled by family members of the Company’s Chief Executive Officer to market and sell BioThrax. The agreement was effective as of November 2008 and requires payment based on a percentage of net sales of biodefense products of 17.5% in Saudi Arabia and 15% in Qatar and United Arab Emirates, and reimbursement of certain expenses.  No payments under this agreement have been triggered during the six months ended June 30, 2011.

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

The Company entered into a consulting agreement in September 2010 with an entity controlled by the Company’s former Senior Vice President Corporate Affairs, who is also a family member of the Company’s Chief Executive Officer.  The agreement provides for consulting services in connection with special projects as assigned by the Company’s President.  During the six months ended June 30, 2011, the Company paid approximately $30,000 for services rendered under this agreement, of which $10,000 remained in accounts payable at June 30, 2011.

The Company has entered into a consulting agreement with a member of the Company’s Board of Directors. For each of the six month periods ended June 30, 2011 and 2010, the Company paid approximately $90,000 under this agreement for strategic consultation and project support for the Company’s marketing and communications group, of which no balance remained unpaid in accounts payable at June 30, 2011.

9.  Variable interest entities

In July 2008, the Company entered into a collaboration with the University of Oxford (“Oxford”) and certain University of Oxford researchers to conduct clinical trials in the advancement of a vaccine product candidate for tuberculosis, resulting in the formation of the Oxford-Emergent Tuberculosis Consortium (“OETC”).  The Company has a 51% equity interest in OETC and controls the OETC Board of Directors. In addition, the Company has certain funding and service obligations related to its investment. The Company has evaluated its variable interests in OETC and has determined that it is the primary beneficiary as it has the ability to direct the activities of OETC and will absorb the majority of expected losses. Accordingly, the Company consolidates the entity. As of June 30, 2011 and 2010, respectively, assets of $394,000 and $355,000 and liabilities of $910,000 and $337,000 related to OETC are included within the Company’s consolidated balance sheet.  During the three and six months ended June 30, 2011, OETC incurred net losses of $3.2 million and $6.8 million, respectively, of which $1.6 million and $3.4 million, respectively, is included in the Company’s consolidated statement of operations. During the three and six months ended June 30, 2010, OETC incurred net losses of $763,000 and $2.0 million, respectively, of which $389,000 and $1.0 million, respectively, is included in the Company’s consolidated statement of operations.

In conjunction with the establishment of OETC, the Company granted a put option to Oxford and the Oxford researchers whereby the Company may be required to acquire all of the OETC shares held by Oxford and the Oxford researchers at fair market value of the underlying shares. This put option is contingent upon the satisfaction of a number of conditions that must exist or occur subsequent to the granting by the European Commission of marketing authorization for the OETC-sponsored vaccine product candidate for tuberculosis. The Company accounts for the put option in accordance with the accounting provisions related to derivatives and distinguishing liabilities from equity. In accordance with these provisions, the Company has determined that the put option has a de minimis fair value as of June 30, 2011.

In July 2010, the Company entered into a collaboration with Temasek Life Sciences Ventures Pte Limited to advance the development of monoclonal products for worldwide prophylaxis or treatment of infection caused by existing or anticipated future pandemic influenza strains via a hemagglutinin-based medical countermeasure, resulting in the formation of EPIC Bio Pte Limited (“EPIC”). The Company has a 60% equity interest in EPIC and controls the EPIC Board of Directors. The Company has evaluated its variable interests in EPIC and has determined that it is the primary beneficiary as it has the ability to direct the activities of EPIC and will absorb the majority of expected losses. Accordingly, the Company consolidates the entity. As of June 30, 2011, assets of $1.9 million and liabilities of $741,000 related to EPIC are included within the Company’s consolidated balance sheet. During the three and six months ended June 30, 2011, EPIC incurred net losses of $352,000 and $375,000, respectively, of which $211,000 and $225,000, respectively, is included in the Company’s consolidated statement of operations.

The following is a summary of the stockholders’ equity attributable to the Company and the noncontrolling interests:

	Emergent	Noncontrolling
(in thousands)	BioSolutions Inc.	Interests	Total
Stockholders' equity at December 31, 2010	$369,464	$4,097	$373,561
Non-cash development expenses from variable interest entities	-	3,348	3,348
Net loss	(7,187)	(3,463)	(10,650)
Other	14,971	-	14,971
Stockholders' equity at June 30, 2011	$377,248	$3,982	$381,230

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

The Company has substantially completed this restructuring in the first half of 2011. The costs of the restructuring are detailed below:

	Incurred in	Inception to Date	Total Expected
(in thousands)	2011	Costs Incurred	to be Incurred
Termination benefits	$438	$2,856	$2,900
Contract termination costs	2,153	2,803	2,550
Other costs	90	350	350
Total	$2,681	$6,009	$5,800

In July 2011, the Company received a refund of previously paid contract termination costs.  This refund lowered our total expected cost to be incurred.

The following is a summary of the activity for the liabilities related to the EPDU restructuring:

		Lease
	Termination	Termination
(in thousands)	Benefits	Costs	Total
Balance at December 31, 2010	$2,418	$650	$3,068
Expenses incurred	438	2,153	2,591
Amount paid	(2,714)	(2,571)	(5,285)
Balance at June 30, 2011	$142	$232	$374

11.  Assets held for sale

The Company currently owns two buildings in Frederick, Maryland that it determined in 2009 would not be placed into service.  Accordingly, the Company committed to a plan to sell the buildings, along with associated improvements. These buildings are classified on the Company’s balance sheets as assets held for sale. Assets held for sale are recorded at the lower of the carrying amount or fair market value less costs to sell, and are no longer depreciated once classified as held for sale. The Company recorded the assets held for sale at fair market value, based on factors that include recent purchase offers less estimated selling costs.  The Company recorded an impairment charge of $193,000 for each of the three and six months ended June 30, 2011. The Company recorded impairment charges of $448,000 and $1.0 million, respectively, for the three and six months ended June 30, 2010. This charge was classified in the Company’s statement of operations as selling, general and administrative expense within the Company’s biosciences segment. The Company continues to actively seek to sell these buildings.

12.   Asset Purchase Agreement

In May 2011, the Company and TenX BioPharma, Inc. (“TenX”) entered into an asset purchase agreement in which the Company acquired all assets and rights related to the Zanolimumab product candidate and related technology from TenX. The Company paid approximately $3.1 million in conjunction with the closing of this acquisition, and has recorded this amount in the Company's statement of operations as research and development expense in the Company's biosciences segment. The asset purchase agreement also contemplates additional milestone payments and specified percentages of future net sales.

13.   Subsequent events

On July 29, 2011, the Company entered into a loan agreement and related agreements with PNC Bank (“PNC”), under which PNC provided the Company with a construction loan of up to $30.0 million primarily to fund the ongoing build-out of the Company’s Baltimore facility. A portion of the loan was also used to repay the Company’s original loan with HSBC Bank (“HSBC”) to finance a portion of the purchase price of the facility. Under the loan agreement, PNC will make advances to the Company of up to $30.0 million through July 2012 based on periodic requests from the Company.  The Company has drawn $17.8 million on the loan to date, of which $6.2 million was used to repay the HSBC loan.

On August 3, 2011, the Company entered into a separate loan agreement with PNC to provide the Company with an equipment loan of $12.0 million to fund equipment purchases at the Baltimore facility. Under the equipment loan agreement, PNC will make advances to the Company of up to $12.0 million through August 2012 based on periodic requests from the Company. To date, the Company has not requested any advances under this loan agreement.

The Company has evaluated subsequent events through the time of filing these financial statements.

ITEM 2.   MANAGMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our biodefense segment focuses on vaccines and antibody therapies for use against biological agents that are potential weapons of bioterrorism or biowarfare. Our products and product candidates in this segment are focused on anthrax. We manufacture and market BioThrax® (Anthrax Vaccine Adsorbed), the only vaccine licensed by the U.S. Food and Drug Administration, or FDA, for the prevention of anthrax infection. In addition to BioThrax, we are developing PreviThraxTM (Recombinant Protective Antigen Anthrax Vaccine, Purified), Anthrivig TM (Human Anthrax Immunoglobulin), Thravixa TM (Fully Human Anthrax Monoclonal Antibody) and NuThrax TM (Anthrax Vaccine Absorbed with CPG 7909 Adjuvant). Operations in this segment include biologics manufacturing, regulatory and quality affairs, marketing and sales in support of BioThrax and product development of our investigational product candidates.

Our biosciences segment is directed to commercial opportunities. Our programs in this segment target oncology, including B-cell malignancies of chronic lymphocytic leukemia, or CLL, and non-Hodgkin’s lymphoma, or NHL; autoimmune and inflammatory disorders, or AIID, including rheumatoid arthritis, or RA, and systemic lupus erythematosus, or SLE; as well as other infectious diseases such as tuberculosis and influenza. Additionally, through our recent acquisition of certain assets of TenX BioPharma, Inc., or TenX, we acquired a clinical stage product candidate targeted at cutaneous T-cell lymphoma, or CTCL, and peripheral T-cell lymphoma, or PTCL. Our programs in this segment include clinical and preclinical stage investigational product candidates. Operations in this segment include product development in support of our investigational product candidates, and manufacturing and related infrastructure initiatives in support of our technology platforms.

Our biodefense segment has generated net income for each of the last five fiscal years. Over this timeframe, our biosciences segment has generated revenue through development contracts and grant funding, but none of our biosciences product candidates have received marketing approval and, therefore, our biosciences segment has not generated any product sales revenues. As a result, our biosciences segment has incurred a net loss for each of the last five fiscal years.

Product Sales

We have derived substantially all of our product sales revenues from BioThrax sales to the U.S. government.  We are currently a party to a contract with the U.S. Department of Health and Human Services, or HHS, to supply doses of BioThrax for placement into the Strategic National Stockpile, or SNS.  We expect for the foreseeable future to continue to derive substantially all of our product sales revenues from our sales of BioThrax to the U.S. government. Our total revenues from BioThrax sales were $77.1 million and $94.7 million, respectively, for the six months ended June 30, 2011 and 2010. We are focused on increasing sales of BioThrax to U.S. government customers, expanding the market for BioThrax to other customers domestically and internationally and pursuing label expansions and improvements for BioThrax.

Contracts and Grants

We seek to advance development of our product candidates through external funding arrangements. We may slow down development programs or place them on hold during periods that are not covered by external funding. We have received funding for the following development programs:

▪	BioThrax post-exposure prophylaxis;
▪	NuThrax;
▪	Large-scale manufacturing for BioThrax;
▪	PreviThrax;
▪	Anthrivig;
▪	Thravixa;
▪	Double mutant recombinant protective antigen anthrax vaccine; and
▪	Recombinant botulinum vaccine.

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

In November 2009, we purchased a building in Baltimore, Maryland for product development and manufacturing purposes, and have begun renovation, improvement and equipment acquisitions at this facility. During the third quarter of 2011, we entered into two loan agreements with PNC Bank totaling up to $42.0 million to fund these renovations, improvements and equipment acquisitions. Our specific plans for this facility will be contingent on the progress of our existing development programs and the outcome of our efforts to acquire new product candidates.

Critical Accounting Policies and Estimates

There have been no significant changes to our Critical Accounting Policies and Estimates during the six months ended June 30, 2011. Refer to the Critical Accounting Policies and Estimates section in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission.

Financial Operations Overview

Revenues

On September 30, 2008, we entered into an agreement with HHS to supply up to 14.5 million doses of BioThrax for placement into the SNS. This agreement was amended in July 2010 to, among other things, allow us to accelerate the delivery of BioThrax doses into the SNS by approximately three months. In April 2011, we entered into a modification to this contract to supply an additional 3.4 million doses at a value of up to $101 million.  The term of the modified agreement is from September 30, 2008 through September 30, 2011.  The total purchase price of the modified contract for 17.9 million doses is approximately $500 million. Through June 30, 2011, we have delivered approximately 14.3 million doses under this agreement. We have agreed to provide all shipping services related to delivery of doses into the SNS over the term of the agreement, for which HHS has agreed to pay us approximately $2.3 million. We recognize revenue under the agreement upon acceptance of each delivery of BioThrax doses to the SNS.

We have received contract and grant funding from the National Institute of Allergy and Infectious Diseases, or NIAID, and BARDA for the following development programs:

Amount
Product Candidate/Manufacturing	Funding Source	Award Date	(Up to)	Performance Period
Anthrivig	NIAID	9/2007	$9.5 million	9/2007 — 12/2011
Recombinant botulinum vaccine	NIAID	6/2008	$1.8 million	6/2008 — 5/2012
NuThrax	NIAID	7/2008	$2.8 million	7/2008 — 6/2013
Thravixa	NIAID/BARDA	9/2008	$24.3 million	9/2008 — 8/2012
NuThrax	NIAID/BARDA	9/2008	$24.4 million	9/2008 — 7/2012
Double mutant recombinant protective antigen anthrax vaccine	NIAID	9/2009	$4.9 million	9/2009 — 8/2012
Large-scale manufacturing for BioThrax	BARDA	7/2010	$107.0 million	7/2010 — 7/2015
NuThrax	NIAID	7/2010	$28.7 million	8/2010 — 8/2014
PreviThrax	BARDA	9/2010	$186.6 million	9/2010 — 9/2015

Our revenue, operating results and profitability have varied, and we expect that they will continue to vary on a quarterly basis, primarily due to the timing of our fulfilling orders for BioThrax and work done under new and existing contracts and grants.

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

Results of Operations

Quarter Ended June 30, 2011 Compared to Quarter Ended June 30, 2010

Revenues

Product sales revenues increased by $15.6 million, or 28%, to $71.5 million for the three months ended June 30, 2011 from $55.9 million for the three months ended June 30, 2010. This increase in product sales revenues was primarily due to a 25% increase in the number of doses of BioThrax delivered. Product sales revenues for the three months ended June 30, 2011 consisted of BioThrax sales to HHS of $70.7 million and aggregate international and other sales of $738,000.  Product sales revenues for the three months ended June 30, 2010 consisted of BioThrax sales to HHS of $53.5 million and aggregate international and other sales of $2.3 million.

Contracts and grants revenues increased by $10.4 million, or 166%, to $16.7 million for the three months ended June 30, 2011 from $6.3 million for the three months ended June 30, 2010. The increase in contracts and grants revenue was primarily due to revenues from our contract from BARDA for large-scale manufacturing for BioThrax and our collaborations with Abbott and Pfizer, along with increased activity and associated revenue from our development contracts with NIAID and BARDA for NuThrax and PreviThrax.  Contracts and grants revenues for the three months ended June 30, 2011 consisted of $12.1 million in development contract and grant revenue from NIAID and BARDA and $4.5 million from Abbott and Pfizer. All contracts and grants revenues for the three months ended June 30, 2010 were from NIAID and BARDA.

Cost of Product Sales

Cost of product sales increased by $5.0 million, or 45%, to $16.1 million for the three months ended June 30, 2011 from $11.1 million for the three months ended June 30, 2010. This increase was primarily attributable to the 25% increase in the number of BioThrax doses sold coupled with an increase in the cost per dose sold associated with decreased production yield in the period in which the doses were produced.

Research and Development Expense

Research and development expenses increased by $12.9 million, or 69%, to $31.5 million for the three months ended June 30, 2011 from $18.6 million for the three months ended June 30, 2010. This increase primarily reflects higher contract service and personnel-related costs, and includes increased expenses of $12.4 million for product candidates and technology platform development activities that are categorized in the biosciences segment, increased expenses of $170,000 for product candidates that are categorized in the biodefense segment, and increased expenses of $330,000 in other research and development, which are in support of central research and development activities. For the three months ended June 30, 2011 and 2010, we incurred research and development expenses net of development contract and grant revenues along with the net loss attributable to noncontrolling interests of $13.1 million and $12.0 million, respectively.

The spending on biodefense product candidates, detailed in the table below, was primarily attributable to the timing of development efforts on various programs as we completed various studies and prepared for subsequent studies and trials. The increase in spending for NuThrax was due to assay development and the conduct of clinical trial activities. The increase in spending for our large-scale manufacturing for BioThrax program was primarily due to characterization assay development and manufacturing that increased subsequent to the associated development contract award in July 2010. The increase in spending for BioThrax related programs was related to clinical and non-clinical studies to support applications for marketing approval of these programs. The increase in spending for PreviThrax was primarily due to formulation stability studies and process development subsequent to the associated development contract awarded in September 2010. The decrease in spending for Anthrivig was primarily due to the timing of clinical studies and animal model development. The decrease in spending for Thravixa was primarily due to the timing of manufacturing and pilot studies. The decrease in spending for our other biodefense activities was primarily due to decreased spending associated with our double mutant recombinant protective antigen anthrax vaccine due primarily to reduced funding by the U.S. government for this product candidate. As such, we expect that spending for our double mutant recombinant protective antigen anthrax vaccine will decrease in the future.

The increase in spending on biosciences product candidates, detailed in the table below, was primarily attributable to the timing of development efforts and the acquisition of certain biosciences product candidates. The increase in spending for our tuberculosis vaccine product candidate is related to the costs incurred for the continued conduct of a Phase IIb clinical trial along with process development and manufacturing activities. The increase in spending for our TRU-016, DRACO and XI product candidates, acquired as a result of our October 2010 acquisition of Trubion and its development programs for product candidates to treat certain autoimmune diseases and oncology, is primarily related to clinical studies and manufacturing costs.  The spending for our Zanolimumab product candidate was for upfront and milestone payments related to the May 2011 acquisition of certain assets of TenX. The spending for our influenza vaccine product candidate is related to process and analytical development. The decrease in spending for Typhella was primarily due to the substantial completion of manufacturing and clinical studies.  We have significantly reduced ongoing spending with regard to Typhella while we investigate options to sell or outlicense the related technology, and expect that future spending will be reduced. The increase in spending for our other biosciences activities was primarily due to increased spending associated with development of platform technologies along with preclinical product candidates as a result of our acquisition of Trubion.

The spending for other research and development activities was primarily attributable to central research and development activities.

Our principal research and development expenses for the three months ended June 30, 2011 and 2010 are shown in the following table:

	Three Months Ended
	June 30,
(in thousands)	2011	2010
Biodefense:
NuThrax	$3,083	$2,352
Large-scale manufacturing for BioThrax	2,855	1,880
BioThrax related programs	1,626	1,249
PreviThrax	3,042	600
Anthrivig	386	2,294
Thravixa	947	2,339
Other biodefense	546	1,601
Total biodefense	12,485	12,315
Biosciences:
Tuberculosis vaccine	3,932	2,068
TRU-016	3,450	-
DRACO	1,985	-
X1	915	-
Zanolimumab	3,149	-
Influenza vaccine	692	826
Typhella	262	639
Other biosciences	3,255	1,728
Total biosciences	17,640	5,261
Other	1,356	1,026
Total	$31,481	$18,602

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $2.7 million, or 15%, to $20.4 million for the three months ended June 30, 2011 from $17.6 million for the three months ended June 30, 2010. This increase is primarily due to approximately $2.2 million in restructuring charges related to our UK operations. The majority of the expense is attributable to the biodefense segment, in which selling, general and administrative expenses increased by $479,000, or 4%, to $13.1 million for the three months ended June 30, 2011 from $12.6 million for the three months ended June 30, 2010. Selling, general and administrative expenses related to our biosciences segment increased by $2.3 million, or 45%, to $7.3 million for the three months ended June 30, 2011 from $5.0 million for the three months ended June 30, 2010, reflecting the charge for the UK restructuring.

Total Other Income (Expense)

Total other income (expense) decreased by $401,000, or 106%, to net other expense of $21,000 for the three months ended June 30, 2011 from net other income of $380,000 for the three months ended June 30, 2010. The decrease was due primarily to 2010 interest income related to the note receivable from Protein Sciences Corporation, which was settled in October 2010.

     Income Taxes

Provision for income taxes increased by $1.9 million, or 33%, to $7.7 million for the three months ended June 30, 2011 from $5.8 million for the three months ended June 30, 2010.  The estimated effective tax rate for the three months ended June 30, 2011 and 2010 was 35% and 37%, respectively. The increase in the provision for income taxes was primarily due to the increase in our income before provision for income taxes plus the loss attributable to noncontrolling interest of $6.3 million.

Net Loss Attributable to Noncontrolling Interests

Net loss attributable to noncontrolling interests increased by $1.3 million to $1.7 million for the three months ended June 30, 2011 from $374,000 for the three months ended June 30, 2010. The loss was primarily a result of clinical and development activities and related expenses incurred by our joint venture with the University of Oxford. These amounts primarily represent the portion of the loss incurred by the joint venture for the three months ended June 30, 2011 and 2010, respectively, that is attributable to the University of Oxford.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Revenues

Product sales revenues decreased by $17.7 million, or 19%, to $77.1 million for the six months ended June 30, 2010 from $94.7 million for the six months ended June 30, 2010. This decrease in product sales revenues was primarily due to a 22% decrease in the number of doses of BioThrax delivered due to the redeployment of our potency testing capacity from BioThrax release testing to qualification of replacement reference standards and other development testing during the first quarter 2011. Product sales revenues for the six months ended June 30, 2011 consisted of BioThrax sales to HHS of $75.8 million and aggregate international and other sales of $1.3 million. Product sales revenues for the six months ended June 30, 2010 consisted of BioThrax sales to HHS of $92.4 million and aggregate international and other sales of $2.4 million.

Contracts and grants revenues increased by $15.4 million, or 108%, to $29.6 million for the six months ended June 30, 2011 from $14.2 million for the six months ended June 30, 2010. The increase in contracts and grants was primarily due to revenues from our contract with BARDA for large-scale manufacturing for BioThrax and our collaborations with Abbott and Pfizer, along with increased activity and associated revenue from our development contracts with NIAID and BARDA for NuThrax and PreviThrax. Contracts and grants revenues for the six months ended June 30, 2011 consisted of $22.0 million in development contract and grant revenue from NIAID and BARDA and $7.5 million from Abbott and Pfizer. Contracts and grants revenues for the six months ended June 30, 2010 consisted of $13.5 million in development contract and grant revenue from NIAID and BARDA and $750,000 from a milestone payment related to the 2008 sale of technology rights and related materials and documentation pertaining to our Pertussis technology.

Cost of Product Sales

Cost of product sales decreased by $1.4 million, or 8%, to $17.1 million for the six months ended June 30, 2011 from $18.6 million for the six months ended June 30, 2010. This decrease was attributable to a 22% decrease in the number of doses of BioThrax delivered partially offset by an increase in the cost per dose sold associated with decreased production yield in the period in which the doses were produced.

Research and Development Expense

Research and development expenses increased by $27.7 million, or 72%, to $66.2 million for the six months ended June 30, 2011 from $38.5 million for the six months ended June 30, 2010. This increase primarily reflects higher contract service and personnel-related costs, and includes increased expenses of $26.0 million for product candidates and technology platform development activities that are categorized in the biosciences segment, increased expenses of $1.1 million for product candidates categorized in the biodefense segment, and increased expenses of $664,000 in other research and development, which are in support of central research and development activities. For the six months ended June 30, 2011 and 2010, we incurred research and development expenses net of development contract and grant revenues along with the net loss attributable to noncontrolling interests of $33.2 million and $23.3 million, respectively.

The increase in spending on biodefense product candidates, detailed in the table below, was primarily attributable to the timing of development efforts on various programs as we completed various studies and prepared for subsequent studies and trials. The increase in spending for NuThrax was due to manufacturing, assay development and the conduct of clinical trial activities. The increase in spending for our large-scale manufacturing for BioThrax program was primarily due to characterization assay development and manufacturing that increased subsequent to the associated development contract award in July 2010. The increase in spending for BioThrax related programs was related to clinical and non-clinical studies to support applications for marketing approval of these programs. The increase in spending for PreviThrax was primarily due to formulation stability studies and potency assay qualification subsequent to the associated development contract awarded in September 2010. The decrease in spending for Anthrivig was primarily due to the timing of clinical studies and animal model development. The decrease in spending for Thravixa was primarily due to the timing of manufacturing and pilot studies. The decrease in spending for our other biodefense activities was primarily due to decreased spending associated with our double mutant recombinant protective antigen anthrax vaccine due primarily to reduced funding by the U.S. government for this product candidate. As such, we expect that spending for our double mutant recombinant protective antigen anthrax vaccine will decrease in the future.

The increase in spending on biosciences product candidates, detailed in the table below, was primarily attributable to the timing of development efforts and the acquisition of certain biosciences product candidates. The increase in spending for our tuberculosis vaccine product candidate is related to the costs incurred for the continued conduct of a Phase IIb clinical trial along with process development and manufacturing activities. The increase in spending for our TRU-016, DRACO and XI product candidates, which is a result of our October 2010 acquisition of Trubion and its development programs for product candidates to treat certain autoimmune diseases and oncology, is primarily related to clinical studies and manufacturing costs.  The spending for our Zanolimumab product candidate was for upfront and milestone payments related to the May 2011 acquisition of certain assets of TenX. The spending for our influenza vaccine product candidate is related to process and analytical development. The decrease in spending for Typhella was primarily due to the substantial completion of manufacturing and clinical studies.  We have significantly reduced ongoing spending with regard to Typhella while we investigate options to sell or outlicense the related technology, and expect that future spending will be reduced. The increase in spending for our other biosciences activities was primarily due to increased spending associated with development of platform technologies along with preclinical product candidates as a result of our acquisition of Trubion.

Our principal research and development expenses for the six months ended June 30, 2011 and 2010 are shown in the following table:

	Six Months Ended
	June 30,
(in thousands)	2011	2010
Biodefense:
NuThrax	$6,722	$4,552
Large-scale manufacturing for BioThrax	6,100	3,414
BioThrax related programs	3,769	3,353
PreviThrax	5,924	1,450
Anthrivig	1,005	3,890
Thravixa	2,225	5,823
Other biodefense	1,487	3,684
Total biodefense	27,232	26,166
Biosciences:
Tuberculosis vaccine	9,836	4,322
TRU-016	8,475	-
DRACO	3,946	-
X1	1,822	-
Zanolimumab	3,149	-
Influenza vaccine	1,462	1,589
Typhella	1,102	1,237
Other biosciences	6,602	3,260
Total biosciences	36,394	10,408
Other	2,614	1,950
Total	$66,240	$38,524

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $4.8 million, or 14%, to $38.6 million for the six months ended June 30, 2011 from $33.8 million for the six months ended June 30, 2010. This increase is primarily due to approximately $2.2 million in restructuring charges related to our UK operations and increased personnel and professional services to support growth of the business. The majority of the expense is attributable to the biodefense segment, in which selling, general and administrative expenses increased by $2.3 million, or 9%, to $27.2 million for the six months ended June 30, 2011 from $24.8 million for the six months ended June 30, 2010. Selling, general and administrative expenses related to our biosciences segment, increased by $2.4 million, or 27%, to $11.4 million for the six months ended June 30, 2011 from $9.0 million for the six months ended June 30, 2010, reflecting the charge for the UK restructuring.

Total Other Income (Expense)

Total other income decreased by $742,000, or 98%, to $13,000 for the six months ended June 30, 2011 from $755,000 for the six months ended June 30, 2010. The decrease was due primarily to 2010 interest income related to the note receivable from Protein Sciences Corporation, which was settled in October 2010.

Income Taxes

Provision for (benefit from) income taxes decreased by $12.0 million, or 163%, to a benefit from income taxes of $4.6 million for the six months ended June 30, 2011 from a provision for income taxes of $7.4 million for the six months ended June 30, 2010. The estimated annual effective tax rate for the six months ended June 30, 2011 and 2010 was 39% and 37%¸ respectively.  The decrease in income taxes is primarily due to a $31.5 million decrease in our income before provision for income taxes and the loss attributable to noncontrolling interests.

        Net Loss Attributable to Noncontrolling Interest

Net loss attributable to noncontrolling interest increased by $2.5 million to $3.5 for the six months ended June 30, 2011 from $979,000 for the six months ended June 30, 2010. The increase resulted from the timing of clinical and development activities and related expenses incurred by our joint venture with the University of Oxford. These amounts represent the portion of the loss incurred by the joint venture for the six months ended June 30, 2011 and 2010, respectively, that is attributable to the University of Oxford.

Liquidity and Capital Resources

     Sources of Liquidity

We have funded our cash requirements from inception through June 30, 2011 principally with a combination of revenues from BioThrax product sales, debt financings and facilities and equipment leases, development funding from government entities and non-government and philanthropic organizations, the net proceeds from our initial public offering and from the sale of our common stock upon exercise of stock options. We have operated profitably for each of the five years ended December 31, 2010.

As of June 30, 2011, we had cash, cash equivalents and investments of $127.1 million. Additionally, at June 30, 2011 our accounts receivable balance was $47.3 million.

Cash Flows

The following table provides information regarding our cash flows for the six months ended June 30, 2011 and 2010:

	Six Months Ended
	June 30,
(in thousands)	2011	2010
Net cash provided by (used in):
Operating activities(1)	$(29,469)	$21,028
Investing activities	(19,814)	(8,631)
Financing activities	2,358	(13,128)
Total net cash provided by (used in)	$(46,925)	$(731)

(1)	Includes the effect of exchange rates on cash and cash equivalents.

Net cash used in operating activities of $29.5 million for the six months ended June 30, 2011 was principally due to our net loss attributable to Emergent BioSolutions Inc. of $7.2 million, a $4.5 million increase in inventory related to the timing of BioThrax shipments, a net decrease in income taxes of $5.3 million related to timing differences, a decrease in accrued compensation of $10.2 million primarily due to the payment of the 2010 bonuses, an increase in accounts receivable of $7.9 million due to the timing of collection of amounts billed primarily to HHS, partially offset by non-cash charges of $5.2 million for stock-based compensation, $4.5 million for depreciation and amortization, and $3.3 million for development expenses primarily from our joint venture with the University of Oxford.

Net cash provided by operating activities of $21.0 million for the six months ended June 30, 2010 was due principally to net income attributable to Emergent BioSolutions Inc. of $12.3 million along with non-cash charges of $3.4 million for stock compensation, $2.6 million for depreciation and amortization and $1.0 million related to the impairment of our Frederick facilities.

Net cash used in investing activities for the six months ended June 30, 2011 was $19.8 million, primarily due to capital expenditures of $16.8 million related to the construction and related costs for our facility in Baltimore, Maryland, and infrastructure investments and other equipment, along with the purchase of U.S. Treasury securities of $5.3 million partially offset by proceeds from the maturity of U.S. Treasury securities of $2.3 million.

Net cash used in investing activities for the six months ended June 30, 2010 of $8.6 million resulted principally from the construction and related costs for our manufacturing facility in Lansing, Michigan and infrastructure investments and other equipment.

Net cash provided by financing activities of $2.4 million for the six months ended June 30, 2011 resulted primarily from $8.7 million in proceeds from stock option exercises and $1.8 million related to excess tax benefits from the exercise of stock options, partially offset by $8.1 million in principal payments on indebtedness.

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

        Debt Financing

As of June 30, 2011, we had $39.3 million principal amount of debt outstanding, comprised primarily of the following:

▪
$2.5 million outstanding under a loan from the Department of Business and Economic Development of the State of Maryland used to finance eligible costs incurred to purchase our first facility in Frederick, Maryland;

▪	$5.4 million outstanding under a mortgage loan from PNC Bank used to finance the remaining portion of the purchase price for our first Frederick facility;
▪	$20.5 million outstanding under a term loan from HSBC Realty Credit Corporation used to finance a portion of the costs of our facility expansion in Lansing, Michigan;
▪
$6.3 million outstanding under a mortgage loan from HSBC Realty Credit Corporation used to finance a portion of the purchase price of our facility in Baltimore, Maryland, the balance of which was repaid in July 2011; and

▪	$4.6 million outstanding under a mortgage loan from HSBC Realty Credit Corporation used to finance a portion of the purchase price of our facility in Gaithersburg, Maryland.

        In April 2011, we repaid the remaining $6.5 million due under the mortgage loan from HSBC Realty Credit Corporation that was used to finance a portion of the purchase price for our second facility at the Frederick site.

On June 1, 2011, our revolving line of credit with Fifth Third Bank expired.  There were no outstanding principal amounts owed as of teh date of the expiration.

On July 29, 2011, we entered into a loan agreement and related agreements with PNC Bank, or PNC, under which PNC provided us with a construction loan of up to $30.0 million primarily to fund the ongoing build-out of the our Baltimore facility. A portion of the loan was also used to repay the Company’s original loan with HSBC Bank to finance a portion of the purchase price of the facility. Under the loan agreement, PNC will make advances to the Company of up to $30.0 million through July 2012 based on periodic requests from us.

On August 3, 2011, we entered into a separate loan agreement with PNC to provide us with an equipment loan of $12.0 million to fund equipment purchases at the Baltimore facility. Under the equipment loan agreement, PNC will make advances to us of up to $12.0 million through August 2012 based on periodic requests from us.

    Funding Requirements

We expect to continue to fund our anticipated operating expenses, capital expenditures and debt service requirements from existing cash and cash equivalents, revenues from BioThrax product sales, collaboration funding, development contract and grant funding, and any lines of credit we may establish from time to time.. There are numerous risks and uncertainties associated with BioThrax product sales and with the development and commercialization of our product candidates.  We may seek additional external debt financing to provide additional financial flexibility. Our future capital requirements will depend on many factors, including:

▪	the level and timing of BioThrax product sales and cost of product sales;
▪	our ability to obtain funding from government entities and non-government and philanthropic organizations for our development programs;
▪	the level of participation of collaborative partners in our development programs;
▪	the acquisition of new facilities, and capital improvements to new or existing facilities;
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

Our ability to borrow amounts under any line of credit we may establish will be subject to our satisfaction of specified conditions.  Additional equity or debt financing, grants, or corporate collaboration and licensing arrangements may not be available on acceptable terms, if at all. If we raise additional funds by issuing equity securities, our stockholders may experience dilution. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any debt financing or additional equity that we raise may contain terms, such as liquidation and other preferences that are not favorable to us or our stockholders. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish valuable rights to our technologies or product candidates or grant licenses on terms that may not be favorable to us.

ITEM 3.                        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is currently confined to our cash and cash equivalents and restricted cash that have maturities of less than three months, our investments, and our long-term indebtedness. We currently do not hedge interest rate exposure or foreign currency exchange exposure, and the movement of foreign currency exchange rates could have an adverse or positive impact on our results of operations. We have not used derivative financial instruments for speculation or trading purposes. Because of the short-term maturities of our cash and cash equivalents and the small amount of our non-cash investments of $5.0 million as of June 30, 2011, we do not believe that an increase in market rates would have a significant impact on the realized value of our investments, but would likely increase the interest expense associated with our debt.

ITEM 4.                        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2011, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, occurred during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There will be no other payment by Trubion, any of the members of the Trubion board of directors or us to the plaintiffs or their respective counsels in connection with the settlement and dismissal of the Actions. The agreement in principle further contemplates that the parties will enter into a stipulation of settlement, which will be subject to customary conditions, including State Court approval following notice to Trubion’s shareholders. The Actions were stayed pending approval of the settlement of the State Action by the State Court, after which the State Action and all claims asserted therein will be dismissed with prejudice and counsel for the plaintiff in the Federal Action will take all necessary steps to dismiss the Federal Action and all claims asserted therein with prejudice. On April 26, 2011, the State Court entered an order granting preliminary approval of the settlement and requiring that notice of the settlement and preliminary approval be mailed to class members by May 17, 2011.  The order also provided that all class members wishing to be excluded from the settlement of the Actions give notice by June 21, 2011.  At the subsequently scheduled hearing on July 29, 2011, the State Court determined the settlement was fair, reasonable and adequate to the class members and approved the settlement in all respects and entered a Final Judgement and Order of Dismissal with Prejudice.

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

In each opposition, a single hearing was held before the Opposition Division of the European Patent Office, in which each opponent presented oral argument and Bavarian Nordic presented rebuttal arguments.  The first of these hearings, which occurred in June 2010, resulted in the Bavarian Nordic patent under consideration being maintained but narrowed in scope. Hearings in two of the other pending oppositions occurred in October 2010.  Bavarian Nordic introduced amended patent claims into the record, which claims were upheld strictly and expressly conditioned on such claims being interpreted within a narrowly-defined scope.  We timely filed our Appeal Briefs for each of the foregoing Oppositions.  The Opposition Division held its hearing for the fourth pending opposition in January 2011.  As for the previous oppositions, Bavarian Nordic introduced amended patent claims into the record, and the Opposition Division upheld the amended claims, which are narrower in scope than the originally granted claims.  We submitted a Notice of Appeal on June 7, 2011.  An Appeal Brief is due on August 18, 2011.  We routinely monitor the grant of further Bavarian Nordic European patents to determine whether any additional oppositions should be filed.

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

Our existing contract expires in September 2011. The U.S. government has indicated that it intends to award us a sole source contract for the purchase of 44.75 million doses of BioThrax for placement into the SNS over a five-year period, and we are currently in discussions regarding this contract.  However, our existing and prior contracts with HHS and the DoD do not necessarily increase the likelihood that we will secure this multi-year contract or future comparable contracts with the U.S. government. The success of our business and our operating results for the foreseeable future are substantially dependent on the terms of our BioThrax sales to the U.S. government, including price per dose, the number of doses and the timing of deliveries.

Our business may be harmed as a result of the government contracting process, which may be a competitive bidding process that involves risks and requirements not present in commercial contracting.

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
▪
if our competitors protest or challenge contract awards made to us pursuant to competitive bidding, the potential that we may incur expenses or delays, and that any such protest or challenge would result in the resubmission of bids based on modified specifications, or in termination, reduction or modification of the awarded contract.

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

Our principal customer for BioThrax is the U.S. government. We anticipate that the U.S. government will also be the principal customer for any other biodefense products that we successfully develop. Over its lifetime, a U.S. government program may be implemented through the award of many different individual contracts and subcontracts. The funding of some government programs is subject to Congressional appropriations, generally made on a fiscal year basis even though a program may continue for several years. Our government customers are subject to political considerations and stringent budgetary constraints. For example, the sale of most of the doses of BioThrax supplied under our most recent procurement contract with HHS was subject to the annual appropriations process. Additionally, our government-funded development contracts typically consist of a base period of performance followed by successive option periods for performance of certain future activities.  The value of these optional services, which options are exercisable in the sole discretion of the government, may constitute the majority of the total value of the underlying contract. For example, the development contract we were awarded in September 2010 for development of PreviThrax consists of a two-year base period of performance valued at approximately $51 million, three successive one-year option periods valued at approximately $126 million and funding for optional non-clinical studies valued at approximately $9 million. If levels of government expenditures and authorizations for biodefense decrease or shift to programs in areas where we do not offer products or are not developing product candidates, our business, revenues and operating results may suffer.

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

Although we have been profitable for each of the last five fiscal years, we have not been profitable for every quarter during that time. For example, we incurred a net loss of $20.3 million for the first quarter of 2011. Our profitability is substantially dependent on BioThrax product sales. BioThrax product sales have fluctuated significantly in recent quarters, and we expect that they will continue to fluctuate significantly from quarter to quarter based on several factors, including the timing of our fulfilling orders from the U.S. government. Additionally, our profitability may be adversely affected as we progress through various stages of ongoing or planned clinical trials for our product candidates. We may not be able to achieve consistent profitability on a quarterly basis or sustain or increase profitability on an annual basis.

Our indebtedness may limit cash flow available to invest in the ongoing needs of our business.

As of June 30, 2011, we had $39.3 million principal amount of debt outstanding. We may seek to raise substantial external debt financing to provide additional financial flexibility. The assumption of debt could have significant adverse consequences, including:

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

As of June 30, 2011, we had $127.1 million of cash, cash equivalents and investments. Our future capital requirements will depend on many factors, including:

▪	the level and timing of BioThrax product sales and cost of product sales;
▪	our ability to obtain funding from government entities and non-government and philanthropic organizations for our development programs;
▪
the level of participation of collaborative partners in our development programs, including Pfizer Inc., or Pfizer, with respect to SBI-087, and Abbott Laboratories, or Abbott, with respect to TRU-016;

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
▪
the extent to which we become obligated to make cash payments related to the contingent value rights issued to former holders of common stock of Trubion Pharmaceuticals, Inc., or Trubion, in connection with our acquisition of Trubion that are not offset by corresponding cash inflows from our collaborative partners.

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

Our ability to borrow additional amounts under any line of credit we may establish will likely be subject to our satisfaction of specified conditions. Additional equity or debt financing, grants or corporate collaboration and licensing arrangements may not be available on acceptable terms, if at all. If we raise additional funds by issuing equity securities, our stockholders may experience dilution. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

Additionally, in 2009, we acquired a facility in Baltimore, Maryland which we expect to utilize for certain product development or manufacturing projects. In order to do so, we will need to make certain capital expenditures to upgrade and maintain this facility.

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

FDA approval is required for the release of each lot of BioThrax. We will not be able to sell any lots that fail to satisfy the release testing specifications. We must provide the FDA with the results of potency testing before lots are released for sale. We have one mechanism for conducting this potency testing that is reliant on a unique animal strain for which we currently have no alternative. In developing alternatives, we may face significant regulatory hurdles. In the event of a problem with this strain, if we have not developed alternatives, we would not be able to provide the FDA with required potency testing data and not be able to complete product release.

Additionally, potency testing of each lot of BioThrax is performed against a qualified reference lot that we maintain. We continually monitor the status of our reference lot and periodically produce and qualify a new reference lot to replace the existing reference lot.  For example, we prepared and qualified a new reference lot during the second quarter of 2011 to replace our prior, qualified reference lot. If we are not able to satisfy the FDA’s requirements for release of BioThrax, our ability to sell BioThrax would be impaired until such time as we become able to meet such requirements, which would significantly impact our revenues, require us to utilize our cash balances to help fund our ongoing operations and otherwise harm our business.

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

We have outsourced the operation for filling BioThrax into vials to a single company. If this filler were unable to perform filling services for us, we would need to engage, qualify and license an alternative filling company or develop our own filling capabilities, all of which could involve significant time and cost. Any new contract filling company or filling capabilities that we acquire or develop will need to be approved by the FDA. We have identified and contracted with an additional provider that we believe can handle our filling needs. Before this additional provider can perform filling services for us, it must be qualified and licensed by the FDA.  Such qualification and licensure may be time consuming and costly, and may not result in FDA approval.

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

We currently rely, or plan to rely, on third parties to manufacture the supplies of some or all of our vaccine and therapeutic product candidates that we require for preclinical and clinical development. For example, we currently depend on contract manufacturers for certain biopharmaceutical development and manufacturing services for TRU-016, our clinical candidate that we are developing in collaboration with Abbott, and plan to have Abbott perform certain TRU-016 manufacturing services in 2011. We also rely on third-party manufacturers for filling and finishing services for our product candidates. Any significant delay in obtaining adequate supplies of our product candidates could adversely affect our ability to develop or commercialize these product candidates. For example, in 2008 the initial manufacturer of Thravixa informed us it was discontinuing contract manufacturing operations and we were forced to secure alternative manufacturing resources to continue development of this product candidate.

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
▪
a contract supplier’s insistence on exclusivity, minimum or maximum levels of supply and related restrictions on our ability to increase or decrease supply, including provisions whereby we pay a penalty if we fail to order a minimum amount;

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

We have invested a significant portion of our efforts and financial resources in the development of our vaccines and therapeutic product candidates and the acquisition of additional product candidates. In addition to BioThrax sales, our ability to generate near term revenue is dependent on the success of our development programs and collaboration programs, on the U.S. government’s interest in providing development funding for or procuring certain of our product candidates, on the interest of non-governmental organizations in providing grant funding for development of certain of our product candidates and on the commercial viability of our product candidates. The commercial success of our product candidates will depend on many factors, including accomplishing the following in an economical manner:

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

If we are prevented from developing and commercializing a product candidate in an economically acceptable manner, that product program may be adversely affected and the commercial success of the product candidate may be harmed.  For example, we recently agreed with one of our contract manufacturers to extend the commencement date of the commercial term for manufacture of Anthrivig.  We are currently in negotiations with that contract manufacturer for a longer-term resolution regarding commercial the production; however, in the event that we are not able to negotiate a satisfactory resolution we may be required to explore other options for Anthrivig that could result in less favorable commercial success for this product candidate, or no commercial success at all.

We depend on our collaborative relationships with Pfizer and Abbott to develop, manufacture, and commercialize certain of our recently acquired product candidates.

We are party to collaboration agreements with each of Pfizer and Abbott.  Under the terms of the Pfizer collaboration, Pfizer is responsible for regulatory approval of and any subsequent commercialization of SBI-087.  Under the Abbott collaboration for the development and commercialization of TRU-016, we and Abbott must jointly agree to all development and commercialization plans and timelines for TRU-016.  If either of our collaborative partners opts-out of or terminates its agreement with us or fails to fulfill its obligations, we would need to obtain the capital necessary to fully fund the development and commercialization of the related product candidates or enter into alternative arrangements with a third party. We could also become involved in disputes with either of these collaborative partners, which could lead to delays in or termination of our development and commercialization programs and time-consuming and expensive litigation or arbitration. If either Pfizer or Abbott terminates or breaches its agreement with us, or otherwise fails to complete its obligations in a timely manner, our collaboration product development programs would be substantially delayed and the chances of successfully developing or commercializing our collaboration product candidates would be materially and adversely affected.

Our collaboration with Pfizer also initially included TRU-015, an investigational drug in Phase II evaluation for the treatment of Rheumatoid Arthritis, or RA.  In June 2010, Pfizer decided to discontinue development of TRU-015 based on preliminary results from the study, which, although consistent with previous studies and similar to other B-cell-depleting therapies, did not meet the internally predefined primary endpoint of the Phase II study. In April 2011, Pfizer also determined to not pursue development of certain other product candidates directed to targets other than CD20 that had been established pursuant to our collaboration. Additionally, in May 2011, we and Pfizer agreed to remove certain exclusivity restrictions on Pfizer’s ability to develop and commercialize certain anti-CD20 product candidates that are part of our collaboration.  We cannot predict how or whether Pfizer will proceed with the collaboration or the development of any of the remaining collaboration product candidates, including SBI-087 and other therapeutics directed to CD20. Our ability to receive any significant revenue from our product candidates covered by the collaboration agreement depends on the efforts of Pfizer and on our ability to collaborate effectively. Any future payments, including royalties to us, will depend on the extent to which we and Pfizer advance product candidates through development and commercialization. Pfizer may terminate the collaboration relationship, in whole or in part, without cause, by giving 90 days’ written notice to us. Pfizer also has the right to terminate the agreement, on a target-by-target basis, upon 60 days’ written notice, if any safety or regulatory issue arises that would have a material adverse effect on Pfizer’s ability to develop, manufacture or commercialize one or more product candidates.

With respect to control over decisions and responsibilities, the collaboration agreement with Pfizer provides for a research committee and a CD20-directed therapy development committee consisting of representatives of Pfizer and us. Ultimate decision-making authority as to most matters within the collaboration, including development plans and timelines, however, is vested in Pfizer.

In August 2009, Trubion entered into a collaboration agreement with Facet Biotech Corporation, or Facet, for the joint worldwide development and commercialization of TRU-016, a product candidate in Phase I clinical development for chronic lymphocytic leukemia, or CLL, and other CD37-directed protein therapeutics. Facet became a wholly-owned subsidiary of Abbott in April 2010.  Under the terms of the collaboration agreement, neither we nor Abbott have the right to develop or commercialize protein therapeutics directed to CD37 outside of the collaboration, and development and commercialization expenses incurred by both companies in the development and commercialization of TRU-016 are shared equally.  Our ability to receive funding for TRU-016 under the collaboration depends on our ability to collaborate effectively with Abbott. Any future payments, including milestones payable to us, will depend on the extent to which we and Abbott advance TRU-016 through development and commercialization. With respect to control over decisions and responsibilities, the collaboration agreement provides for a joint steering committee that must make decisions by consensus. Failure to reach consensus on material aspects of the development or commercialization of TRU-016 would lead to dispute resolution by our respective designated officers, and potentially arbitration, any of which could delay the development of TRU-016, which may harm our business.  Additionally, Abbott may terminate the collaboration agreement without cause, and would not be obligated to pay us a termination fee. Abbott also has the right upon 90 days’ written notice to terminate the agreement for any uncured material breach by us. Under certain circumstances, the parties have the right to opt out of the collaboration or may be deemed to have opted out of the collaboration with respect to the product. If Abbott opts out of the collaboration with respect to a product, then we would become responsible for all development and commercialization costs for that product and be obligated to pay Abbott certain royalty payments upon the sale of that product. We are currently the lead manufacturing party for TRU-016. If we opt out of the collaboration and are the lead TRU-016 manufacturing party at that time, we would be obligated to continue to supply TRU-016 to Abbott for up to 18 months.

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

Before obtaining regulatory approval for the sale of our product candidates, we and our collaborative partners must conduct extensive preclinical studies and clinical trials to establish proof of concept, safety and efficacy of our product candidates. Preclinical and clinical testing is expensive, difficult to design and implement, can take many years to complete and the outcome of such trials is uncertain. Success in preclinical testing and early clinical trials does not ensure that later clinical trials or animal efficacy studies will be successful, and interim results of a clinical trial or animal efficacy study do not necessarily predict final results.  For example, in December 2008, we and Sanofi Pasteur determined that the joint efforts of our collaboration related to our meningitis B product development program had not identified a viable product candidate, which effectively ended development activities under this collaboration.  A number of companies in the biotechnology and pharmaceutical industries have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials.

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

Our product development efforts could also result in large and immediate write-offs, significant milestone payments, incurrence of debt and contingent liabilities or amortization of expense related to intangible assets, any of which could negatively impact our financial results.  Additionally, if we were unable to develop any of our product candidates into viable commercial products, we will be reliant solely on sales of our currently approved product BioThrax for our revenues, thus limiting our growth opportunities and diversification.

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

The market for sales of BioThrax to customers other than the U.S. government is undeveloped, and we may not be successful in generating meaningful sales of BioThrax to these potential customers.  For example, in June 2011 the Singapore Health Sciences Authority approved our product license application for the marketing and sale of BioThrax in Singapore.  Although our product license application has been approved, we have not secured a contract for the sale of BioThrax to the Singapore government. To date, we have supplied only small amounts of BioThrax directly to foreign governments and our sales of BioThrax to customers other than the U.S. government has represented a small portion of our revenue. If we fail to significantly increase our sales of BioThrax to these customers, our business and opportunities for growth could be materially harmed.

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

The development and commercialization of new biopharmaceutical products is highly competitive and subject to rapid technological advances. We may face future competition with respect to BioThrax, our current product candidates and any products we may seek to develop or commercialize in the future from pharmaceutical companies and biotechnology companies worldwide. Potential competitors also include academic institutions, government agencies and other public and private research institutions that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

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

We believe that our most significant competitors in the area of vaccine and therapeutics are a number of pharmaceutical companies that have vaccine programs, including Merck & Co., GlaxoSmithKline, Sanofi Pasteur, Pfizer, and Novartis, as well as smaller more focused companies engaged in vaccine and therapeutic development, such as Aeras, Crucell, Cangene, Human Genome Sciences, Soligenix, Dynport Vaccine Company, Elusys, Bavarian Nordic and PharmAthene.  Specifically with respect to oncology and autoimmune disease, our competitors include Amgen, Pfizer, Takeda, Centocor Ortho Biotech, Merck, Mitsubishi Tanabe, Abbott, Eisai, Celgene, Bristol-Myers Squibb, UCB, Otsuka, Roche, Chugai, Genentech, Biogen Idec, Spectrum Pharmaceuticals, Inc., Bayer Schering AG, GSK, Genzyme, Cephalon Oncology, Genmab, Allos Therapeutics, AstraZeneca, Boehringer Ingleheim and ImmunoGen, Inc.

We face competition for our biodefense product candidates. Although BioThrax is the only anthrax vaccine approved by the FDA for the prevention of anthrax infection, the U.S. government is funding the development of new products that could compete with BioThrax and could eventually procure those new products in addition to, or instead of, BioThrax, potentially reducing our BioThrax revenues. For example, HHS has awarded a development and SNS procurement contract to a competitor for an anthrax immune globulin therapeutic and is assisting this company in its production efforts by providing it with BioThrax doses that we delivered for placement into the SNS so that the competitor can immunize donors and obtain plasma for the competitor’s product candidate. HHS has awarded another development and SNS procurement contract to another competitor for an anthrax monoclonal antibody as a post-exposure therapeutic for anthrax infection.

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

If approved for the treatment of CLL, non-Hodgkin’s lymphoma, or NHL, or other B cell malignancies, we anticipate that our product candidates would compete with other B cell depleting therapies and related therapeutics.  Non-CD37- directed therapeutics marketed for the treatment of NHL or CLL, or both, include Rituxan ® (Genentech), Zevalin ® (Spectrum Pharmaceuticals, Inc. and Bayer Schering AG), Bexxar ® (GlaxoSmithKline), Campath® (Genzyme and Bayer Schering AG), Treanda ® (Cephalon Oncology) and Arzerra ® (GlaxoSmithKline and Genmab). In addition, Boehringer Ingelheim and ImmunoGen, Inc. are both developing antibody therapies directed to CD37.

If approved for the treatment of cutaneous T-cell lymphoma, or CTCL, and peripheral T-cell lymphoma, or PTCL, or other T-cell lymphomas, we anticipate that our product candidates would compete with other T-cell therapies and related therapeutics.  Therapeutics marketed for the treatment of CTCL or PTCL include Ontak® and Targretin® (Eisai), Istodax ® (Celgene), Zolinza ® (Merck), Folotin ® (Allos Therapeutics), Campath (Bayer Schering AG), and R788 (AstraZeneca). In addition, TaiMed Biologics, Biogen Idec, Roche, Adeona Pharmaceuticals, Bristol-Myers Squibb, Tolerx and Viral Genetics Inc. are developing therapies directed to CTCL or PTCL.

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

If we cannot successfully defend ourselves against future claims that our product or product candidates caused injuries and if we are not entitled to indemnity by the U.S. government, or if the U.S. government does not honor its indemnification obligations, we may incur substantial liabilities. Regardless of merit or eventual outcome, product liability claims may result in:

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

As part of our business strategy, we have obtained development stage product candidates and intend to continue to seek to obtain marketed products and development stage product candidates through acquisitions and licensing arrangements with third parties. The failure to adequately address the financial, operational or legal risks of these transactions could harm our business. Financial aspects of these transactions that could alter our financial position, reported operating results or stock price include:

▪	use of cash resources;
▪	higher than anticipated acquisition costs and expenses;
▪	potentially dilutive issuances of equity securities; and
▪	the incurrence of debt and contingent liabilities, impairment losses or restructuring charges.

We also may face significant challenges in effectively integrating entities and businesses that we acquire, and we may not realize the benefits anticipated from such acquisitions. Achieving the anticipated benefits of any acquired entities or businesses will depend in part upon whether we can integrate them in an efficient and effective manner.  Operational risks that could harm our existing operations or prevent realization of anticipated benefits from these transactions include:

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

If we are unable to successfully integrate acquired entities and businesses, our ability to develop new products and continue to expand our product pipeline may be limited and we may experience material adverse consequences to our business, financial condition or results of operations.

Our strategy of generating growth through acquisitions may not be successful.

Since our inception we have pursued a strategy of growing our business through licensing and acquisition. We commenced operations in September 1998 through an acquisition of rights to BioThrax, vaccine manufacturing facilities at a multi-building campus on approximately 12.5 acres in Lansing, Michigan and vaccine development and production know-how, all from the Michigan Biologic Products Institute. We acquired a portion of our pipeline of vaccine and therapeutic product candidates through our acquisition of Microscience Limited in a share exchange in 2005, our acquisition of substantially all of the assets, for cash, of ViVacs GmbH in 2006, our acquisition of Trubion in October 2010 and our acquisition of certain assets of TenX BioPharma, Inc. in May 2011.

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

The FDA conducted routine, biannual inspections of our Lansing facilities in September 2002, May 2004, May 2006, March 2008 and December 2009. Following each of these inspections, the FDA issued inspectional observations on Form FDA 483, some of which were significant. We responded to the FDA regarding the inspectional observations relating to each inspection and, where necessary, implemented corrective action. All observations from each of those inspections have been successfully closed out.  In December 2005, the FDA stated in its final order on BioThrax that at that time we were in substantial compliance with all regulatory requirements related to the manufacture of BioThrax and that the FDA would continue to evaluate the production of BioThrax to assure compliance with federal standards and regulations.  If in connection with any future inspection the FDA finds that we are not in substantial compliance with cGMP requirements, or if the FDA is not satisfied with the corrective actions we take in connection with any such inspection, the FDA may undertake enforcement action against us.

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

Any collaboration that we enter into may not be successful. For example, in June 2010 Pfizer decided to discontinue development of TRU-015 based on preliminary results from a Phase II study. Even though these results were consistent with previous studies and similar to other B-call-depleting therapies, they did not meet the internally predefined endpoint of the study. Additionally, the success of our collaboration arrangements will depend heavily on the efforts and activities of our collaborators. It is likely that our collaborators will have significant discretion in determining the efforts and resources that they will apply to these collaborations.

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

Mr. El-Hibri has the ability to control the election of the members of our Board of Directors through his ownership interests in our significant stockholders. As of July 29, 2011, Mr. El-Hibri was the beneficial owner of approximately 28% of our outstanding common stock. Because Mr. El-Hibri has significant influence over the election of the members of our board, and because of his substantial control of our capital stock, Mr. El-Hibri will likely have the ability to delay or prevent a change of control of us that may be favored by other directors or stockholders and otherwise exercise substantial control over all corporate actions requiring board or stockholder approval, including any amendment of our certificate of incorporation or by-laws. The control by Mr. El-Hibri may prevent other stockholders from influencing significant corporate decisions and may result in conflicts of interest that could cause our stock price to decline.

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

Our stock price has been, and is likely to continue to be, volatile. From November 15, 2006, when our common stock first began trading on the New York Stock Exchange, through July 29, 2011 our common stock has traded as high as $27.00 per share and as low as $4.40 per share. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price of our common stock may be influenced by many factors, including:

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

A significant portion of our shares may be sold into the market at any time. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales or the perception in the market that the holders of a large number of shares intend to sell shares could reduce the market price of our common stock. For example, we have filed a registration statement that would permit us to issue up to $100 million in common stock.  Moreover, holders of an aggregate of approximately 8.8 million shares of our common stock outstanding as of July 29, 2011 have the right to require us to register these shares of common stock under specified circumstances.

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

Not applicable.

Use of Proceeds

Not applicable.

Purchases of Equity Securities

Not applicable.

ITEM 3.                        DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.                        REMOVED AND RESERVED

ITEM 5.                        OTHER INFORMATION

As previously reported on a Form 8-K filed on May 23, 2011, at our 2011 annual meeting of stockholders, our stockholders recommended that the frequency of future advisory votes on executive compensation be held every year. After taking into consideration these voting results, our Board of Directors intends to hold future advisory votes on executive compensation every year.

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

Date: August 5, 2011

By: /s/  R. Don Elsey
R. Don Elsey
Sr. Vice President Finance, Chief Financial
Officer and Treasurer
(Principal Financial and Accounting Officer)

Date: August 5, 2011

EXHIBIT INDEX

Exhibit Number	Description
10.1#†
Modification No. 12 to Contract No. 200-2009-30162, dated May 2, 2011, between Emergent BioDefense Operations Lansing LLC, formerly known as Emergent BioDefense Operations Lansing Inc., and the Centers for Disease Control and Prevention

10.2#†	Amendment No .3 to Collaboration and License Agreement, dated May 26, 2011, between Emergent Product Development Seattle, LLC and Pfizer Inc.
10.3#†	Amended and Restated License and Commercialization Agreement, dated December 22, 2009, between TenX BioPharma, Inc. and Genmab A/S
10.4#	Consulting Services Agreement, effective April 1, 2011, between the Registrant and The Hauer Group
10.5#
Modification No. 9 to Contract No. HHSO100200700037C, dated June 1, 2011, between Emergent BioDefense Operations Lansing LLC, formerly known as Emergent BioDefense Operations Lansing Inc., and the Department of Health and Human Services

10.6#	Agreement for Surrender, dated May 17, 2011, between Emergent Product Development UK Ltd. and Segro (Winnersh) Limited
10.7#	Deed of Variation, dated May 17, 2011, between Emergent Product Development UK Ltd. and Segro (Winnersh) Limited
10.8#	Deed of Surrender, dated May 17, 2011, between Segro (Winnersh) Limited, Emergent Product Development UK Ltd. and Emergent BioSolutions Inc.
10.9#	Deed of Surrender, dated May 17, 2011, between Emergent Product Development UK Ltd. and Segro (Winnersh) Limited
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101. INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linksbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language):

(i)
Condensed Consolidated Statements of Income for the three and six months ended June 30, 2011 and June 30, 2010, (ii) Condensed Consolidated Balance Sheets at June 30, 2011 and December 31, 2010, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and June 30, 2010 and (iv) Notes to Consolidated Financial Statements.

In Accordance with Rule 406T of Regulation S-T, the XBRl-related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.

# Filed herewith.
† Confidential treatment requested from the Securities and Exchange Commission as to certain portions.  Confidential materials omitted and filed seperatly with the Securities and Exchange Commission.