Form 10-Q
period 2011-09-30
Emergent BioSolutions Inc.
filed 2011-11-04
CIK 1367644

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of October 28, 2011, the registrant had 35,952,794 shares of common stock outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1.                        FINANCIAL STATEMENTS

Emergent BioSolutions Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share and per share data)

	September 30,	December 31,
	2011	2010
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$125,346	$169,019
Investments	3,499	2,029
Accounts receivable	48,994	39,326
Inventories	17,979	12,722
Deferred tax assets, net	7,209	2,638
Income tax receivable, net	24,488	8,728
Restricted cash	217	217
Prepaid expenses and other current assets	9,033	8,814
Total current assets	236,765	243,493

Property, plant and equipment, net	188,245	152,701
In-process research and development	51,400	51,400
Goodwill	5,502	5,029
Assets held for sale	12,065	12,741
Deferred tax assets, net	18,278	33,757
Other assets	707	1,198

Total assets	$512,962	$500,319

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$33,902	$25,409
Accrued expenses and other current liabilities	1,150	1,309
Accrued compensation	14,735	23,975
Contingent value rights, current portion	9,865	-
Long-term indebtedness, current portion	4,920	17,187
Deferred revenue, current portion	4,359	7,839
Total current liabilities	68,931	75,719

Contingent value rights, net of current portion	5,992	14,532
Long-term indebtedness, net of current portion	48,873	30,239
Deferred revenue, net of current portion	2,781	4,386
Other liabilities	1,882	1,882
Total liabilities	128,459	126,758

Commitments and contingencies	-	-

Stockholders’ equity:
Preferred stock, $0.001 par value; 15,000,000 shares authorized, 0 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized, 35,869,025 and 35,011,423 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	36	35
Additional paid-in capital	215,938	197,689
Accumulated other comprehensive loss	(2,894)	(2,110)
Retained earnings	168,212	173,850
Total Emergent BioSolutions Inc. stockholders' equity	381,292	369,464
Noncontrolling interest in subsidiaries	3,211	4,097
Total stockholders’ equity	384,503	373,561
Total liabilities and stockholders’ equity	$512,962	$500,319

The accompanying notes are an integral part of these consolidated financial statements.

Emergent BioSolutions Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)
Revenues:
Product sales	$43,663	$67,266	$120,739	$161,991
Contracts and grants	15,099	6,720	44,697	20,933
Total revenues	58,762	73,986	165,436	182,924

Operating expenses:
Cost of product sales	10,706	11,532	27,843	30,116
Research and development	29,216	21,156	95,456	59,680
Selling, general and administrative	17,432	20,693	56,028	54,534
Income (loss) from operations	1,408	20,605	(13,891)	38,594

Other income (expense):
Interest income	22	38	81	802
Interest expense	-	-	-	-
Other income (expense), net	37	(1,003)	(9)	(1,012)
Total other income (expense)	59	(965)	72	(210)

Income (loss) before provision for (benefit from) income taxes	1,467	19,640	(13,819)	38,384
Provision for (benefit from) income taxes	1,604	7,696	(3,032)	15,088
Net income (loss)	(137)	11,944	(10,787)	23,296
Net loss attributable to noncontrolling interests	1,686	1,176	5,149	2,155
Net income (loss) attributable to Emergent BioSolutions Inc.	$1,549	$13,120	$(5,638)	$25,451

Earnings (loss) per share - basic	$0.04	$0.42	$(0.16)	$0.82
Earnings (loss) per share - diluted	$0.04	$0.41	$(0.16)	$0.80

Weighted-average number of shares - basic	35,855,217	31,301,796	35,552,900	31,094,616
Weighted-average number of shares - diluted	36,447,933	32,113,313	35,552,900	31,816,900

The accompanying notes are an integral part of these consolidated financial statements.

Emergent BioSolutions Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
	Nine Months Ended
	September 30,
	2011	2010
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(10,787)	$23,296
Adjustments to reconcile to net cash provided by (used in) operating activities:
Stock-based compensation expense	7,911	5,206
Depreciation and amortization	6,926	4,020
Deferred income taxes	11,937	4,516
Non-cash development expenses from variable interest entities	4,263	2,241
Impairment of long-lived assets	676	1,029
Change in fair value of contingent value rights	1,325	-
Excess tax benefits from stock-based compensation	(1,502)	(1,077)
Other	60	(31)
Changes in operating assets and liabilities:
Accounts receivable	(9,668)	46,935
Inventories	(5,257)	(3,799)
Income taxes	(15,760)	(10,632)
Prepaid expenses and other assets	270	(794)
Accounts payable	119	5,990
Accrued expenses and other liabilities	(159)	(1,177)
Accrued compensation	(9,240)	(356)
Deferred revenue	(5,085)	(2)
Net cash (used in) provided by operating activities	(23,971)	75,365
Cash flows from investing activities:
Purchases of property, plant and equipment	(34,153)	(14,042)
Proceeds from maturity of investments	3,750	-
Purchase of investments	(5,220)	-
Net cash used in investing activities	(35,623)	(14,042)
Cash flows from financing activities:
Proceeds from borrowings on long-term indebtedness and line of credit	21,298	15,000
Issuance of common stock subject to exercise of stock options	8,836	4,056
Principal payments on long-term indebtedness and line of credit	(14,931)	(32,454)
Excess tax benefits from stock-based compensation	1,502	1,077
Net cash provided by (used in) financing activities	16,705	(12,321)

Effect of exchange rate changes on cash and cash equivalents	(784)	(697)

Net increase (decrease) in cash and cash equivalents	(43,673)	48,305
Cash and cash equivalents at beginning of period	169,019	102,924
Cash and cash equivalents at end of period	$125,346	$151,229

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

In the opinion of the Company’s management, any adjustments contained in the accompanying unaudited consolidated financial statements are of a normal recurring nature, and are necessary to present fairly the financial position of the Company as of September 30, 2011, results of operations for the three and nine month periods ended September 30, 2011 and 2010, and cash flows for the nine month periods ended September 30, 2011 and 2010.  Interim results are not necessarily indicative of results that may be expected for any other interim period or for an entire year.

2.     Fair value measurements

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
Level 2 — Inputs other than quoted prices in active markets that are either directly or indirectly observable; and

Level 3 —Unobservable inputs in which little or no market data exists, which are therefore developed by the Company using estimates and assumptions that reflect those that a market participant would use.

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis:

	At September 30, 2011
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment in money market funds (1)	$85,893	$-	$-	$85,893
U.S. Treasury securities (2)	-	3,499	-	3,499
Total assets	$85,893	$3,499	$-	$89,392

Liabilities:
Contingent value rights	$-	$-	$15,857	$15,857
Total liabilities	$-	$-	$15,857	$15,857

	At December 31, 2010
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment in money market funds (1)	$102,360	$-	$-	$102,360
U.S. Treasury securities (2)	-	2,029	-	2,029
Total assets	$102,360	$2,029	$-	$104,389

Liabilities:
Contingent value rights	$-	$-	$14,532	$14,532
Total liabilities	$-	$-	$14,532	$14,532

(1)                    Included in cash and cash equivalents in accompanying consolidated balance sheets.
(2)                    Included in investments in accompanying consolidated balance sheets.

The fair value of U.S. Treasury securities (Level 2) is obtained from an independent pricing service and is based on recent sales of similar securities and other observable market data.

The fair value of the Contingent Value Right (“CVR”) obligations is based on management’s assessment of certain development and collaboration milestones, which are inputs that have no observable market (Level 3).  The obligation is measured using a discounted cash flow model. For the three and nine months ended September 30, 2011, the changes in the fair value of the CVR obligations resulted from an adjustment to the discount rates along with an update to the probability and estimated timing of achievement for certain development milestones.  For the three months ended September 30, 2011, the Company recorded a reduction of $84,000 in the value for the CVRs. For the nine months ended September 30, 2011, the Company recorded a charge of $1.3 million to increase the CVRs to fair value. These adjustments to fair value are classified in the Company’s statement of operations as research and development expense within the Company’s biosciences segment.

The following table is a reconciliation of the beginning and ending balance of the liabilities measured at fair value using significant unobservable inputs (Level 3) for the nine months ended September 30, 2011. There were no Level 3 assets or liabilities at September 30, 2010.

(in thousands)
Balance at January 1, 2010	$-
Fair value of CVRs issued	14,532
Expense (income) included in earnings	-
Purchases, sales, issuances and settlements	-
Transfers in/(out) of Level 3	-
Balance at December 31, 2010	$14,532
Expense (income) included in earnings	1,325
Purchases, sales, issuances and settlements	-
Transfers in/(out) of Level 3	-
Balance at September 30, 2011	$15,857

Separate disclosure is required for assets and liabilities measured at fair value on a recurring basis, as documented above, from those measured at fair value on a nonrecurring basis.  As of September 30, 2011 and December 31, 2010, the Company had no assets or liabilities that were measured at fair value on a nonrecurring basis.

The carrying amounts of the Company’s short-term financial instruments, which include cash, accounts receivable and accounts payable, approximate their fair values due to their short maturities. The fair value of the Company’s long-term indebtedness is estimated based on the quoted prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. Both the carrying value and fair value of long-term indebtedness at September 30, 2011 was $53.8 million.  The carrying value and fair value of long-term indebtedness was $48.3 million and $48.1 million, respectively, at September 30, 2010.

3.     Investments

The Company invests in a variety of highly liquid investment-grade securities.  The following is a summary of the Company’s available for sale securities:

	At September 30, 2011
(in thousands)	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
U.S. Treasury securities	$3,498	$1	$-	$3,499
	At December 31, 2010
(in thousands)	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
U.S. Treasury securities	$2,030	$-	$1	$2,029

4.     Inventories

Inventories consist of the following:

	September 30,	December 31,
(in thousands)	2011	2010
Raw materials and supplies	$2,118	$2,311
Work-in-process	13,663	7,917
Finished goods	2,198	2,494
Total inventories	$17,979	$12,722

5.     Assets held for sale

The Company currently owns two buildings in Frederick, Maryland that it determined in 2009 would not be placed into service.  Accordingly, the Company committed to a plan to sell the buildings, along with associated improvements. These buildings are classified on the Company’s balance sheets as assets held for sale. Assets held for sale are recorded at the lower of the carrying amount or fair market value less costs to sell, and are no longer depreciated once classified as held for sale. The Company recorded the assets held for sale at fair market value, based on factors that include recent purchase offers, less estimated selling costs.  The Company recorded impairment charges of $483,000 and $676,000, respectively, for the three and nine months ended September 30, 2011. The Company recorded no impairment charge for the three months ended September 30, 2010 and recorded an impairment charge of $1.0 million for the nine months ended September 30, 2010. These charges were classified in the Company’s statement of operations as selling, general and administrative expense within the Company’s biosciences segment. The Company continues to actively seek to sell these buildings.

6.     Long-term indebtedness

The components of long-term indebtedness are as follows:

	September 30,	December 31,
(in thousands)	2011	2010
Construction loan dated July 2011; one month LIBOR plus 3.0%, due July 2017	$21,298	$-
Term loan dated December 2009; three month LIBOR plus 3.25%, due December 2014	20,096	21,233
Term loan dated November 2009; three month LIBOR plus 3.25%, repaid in July 2011	-	6,513
Term loan dated November 2009; three month LIBOR plus 3.25%, due November 2014	4,565	4,825
Term loan dated April 2006; three month LIBOR plus 3.0%, repaid in April 2011	-	6,686
Loan dated October 2004; 3.0%, due March 2012	2,500	2,500
Term loan dated October 2004; 3.48%, due October 2013	5,334	5,669
Total long-term indebtedness	53,793	47,426
Less current portion of long-term indebtedness	(4,920)	(17,187)
Noncurrent portion of long-term indebtedness	$48,873	$30,239

In August 2011, the Company entered into a loan agreement with PNC Bank (“PNC”) to provide the Company with an equipment loan of up to $12.0 million to fund equipment purchases at the Company’s Baltimore, Maryland product development and manufacturing facility. Under the equipment loan agreement, PNC agreed to make advances to the Company of up to $12.0 million through August 2012 based on periodic requests from the Company. The loan is collateralized by the equipment purchased. As of September 30, 2011, the Company has not drawn on this loan.

In July 2011, the Company entered into a loan agreement and related agreements with PNC, under which PNC agreed to provide the Company with a construction loan of up to $30.0 million, primarily to fund the ongoing build-out of the Baltimore facility. A portion of the loan was also used to repay the Company’s loan with HSBC Bank, which the Company used to finance a portion of the purchase price of the facility. Under the Company’s loan agreement with PNC, PNC agreed to make advances to the Company of up to $30.0 million through July 2012. The Company is required to make interest only payments through July 2012. Beginning in July 2012, the Company will be required to make monthly payments of principal and interest based upon a 20-year amortization schedule with a balloon payment for the remaining unpaid principal and interest due in July 2017. Payment of the loan is secured by the Baltimore building along with Emergent BioDefense Operations Lansing LLC accounts receivable under the Company’s BioThrax supply contracts.  As of September 30, 2011, the Company has drawn $21.3 million under this loan.

Under the terms of the construction and equipment loans with PNC, the Company is required to maintain certain financial covenants including minimum cash and liquid investments balance of $50.0 million, a leverage ratio of less than 2.0 and a debt coverage ratio of not less than 1.25 to 1.

In October 2004, the Company entered into a Secured Conditional Loan with the Maryland Economic Development Assistance Fund for $2.5 million. In October 2011, the Company amended the agreement to extend the paid in full date to March 2012.

In connection with the 2004 purchase of the building in Frederick, Maryland, the Company entered into a loan agreement for $7.0 million with PNC to finance the remaining portion of the purchase price. The borrowing accrued interest at 6.625% per annum through October 2006. The Company was required to make interest only payments through that date. Beginning in November 2006, the Company began to make monthly payments of $62,000, based upon a 15 year amortization schedule. In November 2009 and thereafter, the annual interest rate was fixed at 4.075%.  In October 2011, the Company modified the agreement to extend the maturity date to October 2013, reduce the fixed annual interest rate to 3.48% and increase the monthly payment to $64,000.  All unpaid principal and interest is due in full in October 2013.  The Company has determined that the modified agreement is not a substantial modification of the original loan agreement.

7.     Accounting for stock-based compensation plans

As of September 30, 2011, the Company has two stock-based employee compensation plans, the Amended and Restated Emergent BioSolutions Inc. 2006 Stock Incentive Plan (the “2006 Plan”) and the Emergent BioSolutions Employee Stock Option Plan (the “2004 Plan” and together with the 2006 Plan, the “Emergent Plans”).  The Company has granted options to purchase shares of common stock under the Emergent Plans and has granted restricted stock units under the 2006 Plan. The Emergent Plans have both incentive and non-qualified stock option features. The Company no longer grants equity awards under the 2004 Plan.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Expected dividend yield	0%	0%	0%	0%
Expected volatility	60%	55%	60%	55%
Risk-free interest rate	0.35%	1.72%	0.35%-1.04%	0.82%-1.46%
Expected average life of options	3.0 years	3.0 years	3.4 years	3.4 years

▪	Expected dividend yield — the Company does not pay regular dividends on its common stock and does not anticipate paying any dividends in the foreseeable future.
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

As of September 30, 2011, an aggregate of 8,678,826 shares of common stock are authorized for issuance under the 2006 Plan, of which a total of 2,152,513 shares of common stock remain available for future awards to be made to plan participants. Awards of restricted stock units are counted against the maximum aggregate number of shares of common stock available for issuance under the 2006 Plan as one and one-half (1.5) shares of common stock for every one restricted stock unit granted. The maximum number of shares subject to awards that may be granted per year under the 2006 Plan to a single participant is 287,700. The exercise price of each option must be not less than 100% of the fair market value of the shares underlying such option on the date of grant. Awards granted under the 2006 Plan have a contractual life of no more than 10 years. The terms and conditions of equity awards (such as price, vesting schedule, term and number of shares) under the Emergent Plans are determined by the Company’s compensation committee, which administers the Emergent Plans.  Each equity award granted under the Emergent Plans vests as specified in the relevant agreement and no stock option can be exercised after ten years from the date of grant.

The following is a summary of option award activity under the Emergent Plans:

	2006 Plan		2004 Plan
	Number of Shares	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2010	3,397,915	$14.31	67,541	$9.80	$32,023,466
Granted	826,227	23.77	-	-
Exercised	(756,099)	11.59	(14,385)	13.26
Forfeited	(218,531)	18.73	-	-
Outstanding at September 30, 2011	3,249,512	$17.08	53,156	$8.86	$5,413,569
Exercisable at September 30, 2011	1,583,683	$13.84	53,156	$8.86	$5,261,857

The following is a summary of restricted stock unit award activity under the 2006 Plan:

	Number of Shares	Weighted-Average Grant Price	Aggregate Intrinsic Value
Outstanding at December 31, 2010	395,555	$16.09	$9,279,720
Granted	433,123	23.70
Vested	(124,863)	16.02
Forfeited	(63,362)	19.57
Outstanding at September 30, 2011	640,453	$20.91	$9,882,190

8.     Variable interest entities

In July 2008, the Company entered into a collaboration with the University of Oxford (“Oxford”) and certain Oxford researchers to conduct clinical trials in the advancement of a vaccine product candidate for tuberculosis, resulting in the formation of the Oxford-Emergent Tuberculosis Consortium (“OETC”).  The Company has a 51% equity interest in OETC and controls the OETC Board of Directors. In addition, the Company has certain funding and service obligations related to its investment. The Company has evaluated its variable interests in OETC and has determined that it is the primary beneficiary as it has the ability to direct the activities of OETC and will absorb the majority of expected losses. Accordingly, the Company consolidates the entity. As of September 30, 2011 and 2010, respectively, assets of $408,000 and $229,000 and liabilities of $532,000 and $389,000 related to OETC are included within the Company’s consolidated balance sheet.  During the three and nine months ended September 30, 2011, OETC incurred net losses of $3.1 million and $9.9 million, respectively, of which $1.6 million and $5.0 million, respectively, is included in the Company’s consolidated statement of operations. During the three and nine months ended September 30, 2010, OETC incurred net losses of $2.4 million and $4.4 million, respectively, of which $1.2 million and $2.2 million, respectively, is included in the Company’s consolidated statement of operations.

In July 2011, the Company entered into an intercompany loan agreement with OETC, under which the Company would provide OETC with a loan of up to $14.0 million to fund future development costs for the tuberculosis vaccine product candidate. The loan value can be increased to up to $23.0 million at the sole discretion of the Company. The loan bears an interest rate of 8% per annum. Principal and interest on the outstanding balance shall be due and payable in December 2014 or upon occurrence of either an event of default or the closing of a debt or equity financing by OETC that results in net proceeds equal to or in excess of $30.0 million in a single transaction or a series of related transactions. Under the terms of the loan, OETC is required to comply with certain non-financial covenants.

In conjunction with the establishment of OETC, the Company granted a put option to Oxford and the Oxford researchers whereby the Company may be required to acquire all of the OETC shares held by Oxford and the Oxford researchers at fair market value of the underlying shares. This put option is contingent upon the satisfaction of a number of conditions that must exist or occur subsequent to the granting by the European Commission of marketing authorization for the OETC-sponsored vaccine product candidate for tuberculosis. The Company accounts for the put option in accordance with the accounting provisions related to derivatives and distinguishing liabilities from equity. In accordance with these provisions, the Company has determined that the put option has a de minimis fair value as of September 30, 2011.

In July 2010, the Company entered into a collaboration with Temasek Life Sciences Ventures Pte Limited to advance the development of monoclonal products for worldwide prophylaxis or treatment of infection caused by existing or anticipated future pandemic influenza strains via a hemagglutinin-based medical countermeasure, resulting in the formation of EPIC Bio Pte Limited (“EPIC”). The Company has a 60% equity interest in EPIC and controls the EPIC Board of Directors. The Company has evaluated its variable interests in EPIC and has determined that it is the primary beneficiary as it has the ability to direct the activities of EPIC and will absorb the majority of expected losses. Accordingly, the Company consolidates the entity. As of September 30, 2011, assets of $1.6 million and liabilities of $830,000 related to EPIC are included within the Company’s consolidated balance sheet. As of September 30, 2010, assets of $1.3 million are included within the Company’s consolidated balance sheet.  There were no liabilities at September 30, 2010.  During the three and nine months ended September 30, 2011, EPIC incurred net losses of $407,000 and $783,000, respectively, of which $244,000 and $470,000, respectively, is included in the Company’s consolidated statement of operations. For each of the three and nine months ended September 30, 2010, EPIC did not incur net income or losses.

The following is a summary of the stockholders’ equity attributable to the Company and the noncontrolling interests:

	Emergent	Noncontrolling
(in thousands)	BioSolutions Inc.	Interests	Total
Stockholders' equity at December 31, 2010	$369,464	$4,097	$373,561
Non-cash development expenses from variable interest entities	-	4,263	4,263
Net loss	(5,638)	(5,149)	(10,787)
Other	17,466	-	17,466
Stockholders' equity at September 30, 2011	$381,292	$3,211	$384,503

9.    Comprehensive income (loss)

Comprehensive income (loss) is comprised of net income (loss) attributable to Emergent BioSolutions Inc. and other changes in equity that are excluded from net income (loss) attributable to Emergent BioSolutions Inc. The Company includes gains and losses on intercompany transactions with foreign subsidiaries that are considered to be long-term investments and translation gains and losses incurred when converting its subsidiaries’ financial statements from their functional currency to the U.S. dollar in accumulated other comprehensive income (loss). Comprehensive income for the three months ended September 30, 2011 was $1.4 million. Comprehensive loss for the nine months ended September 30, 2011 was $6.4 million. Comprehensive income for the three and nine months ended September 30, 2010 was $12.6 million and $24.8 million, respectively.

10.  Restructuring

In November 2010, the Company adopted a plan to restructure and reprioritize the operations of Emergent Product Development UK Limited (“EPDU”).  Severance and other related costs and asset-related charges are reflected within the Company’s consolidated statement of income as a component of selling, general and administrative expense within the Company’s biosciences segment.

The Company has completed this restructuring. The costs of the restructuring as of September 30, 2011 are detailed below:

	Incurred in	Inception to Date	Total Expected
(in thousands)	2011	Costs Incurred	to be Incurred
Termination benefits	$475	$2,893	$2,893
Contract termination costs	1,877	2,295	2,295
Other costs	136	396	396
Total	$2,488	$5,584	$5,584

The following is a summary of the activity for the liabilities related to the EPDU restructuring:

		Lease
	Termination	Termination
(in thousands)	Benefits	Costs	Total
Balance at December 31, 2010	$2,418	$650	$3,068
Expenses incurred	475	1,877	2,352
Amount paid	(2,893)	(2,311)	(5,204)
Other adjustments	-	(216)	(216)
Balance at September 30, 2011	$-	$-	$-

11.  Earnings per share

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

The following table presents the calculation of basic and diluted net income (loss) per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except share and per share data)	2011	2010	2011	2010
Numerator:
Net income (loss)	$1,549	$13,120	$(5,638)	$25,451

Denominator:
Weighted-average number of shares—basic	35,855,217	31,301,796	35,552,900	31,094,616
Dilutive securities—equity awards	592,716	811,517	-	722,284
Weighted-average number of shares—diluted	36,447,933	32,113,313	35,552,900	31,816,900

Earnings per share-basic	$0.04	$0.42	$(0.16)	$0.82
Earnings per share-diluted	$0.04	$0.41	$(0.16)	$0.80

Stock options with exercise prices in excess of the average per share closing price during the period are not considered in the calculation of fully diluted earnings per share. For the three month periods ended September 30, 2011 and 2010, approximately 1.7 million and 1.3 million stock options, respectively, and 1.8 million stock options for the nine month period ended September 30, 2010 were excluded from the calculation.  These stock options were excluded because the exercise prices were in excess of the average per share closing price.

For the nine month period ended September 30, 2011, approximately 3.9 million shares were excluded from the calculation of diluted earnings per share because the net loss attributable to Emergent BioSolutions Inc. would make these awards antidilutive.

12.  Litigation

Class-action litigation related to Trubion Pharmaceuticals acquisition.  On August 17, 2010, two class action lawsuits were filed in the Superior Court of Washington, King County (the “State Court”), against Trubion Pharmaceuticals, Inc. (“Trubion”), its board of directors, and the Company (collectively, the “Defendants”), alleging in summary that, in connection with the merger of Trubion with a subsidiary of the Company (the “Acquisition”),  members of the Trubion board of directors breached their fiduciary duties by conducting an unfair sale process and agreeing to an unfair price. Both complaints also claimed that Trubion and the Company aided and abetted the Trubion board of directors in its breach of fiduciary duties. On September 9, 2010, the actions were consolidated (the “State Action”).  On October 1, 2010, the plaintiffs in the State Action served on the Defendants a consolidated amended class action complaint (the “Amended Complaint”). The Amended Complaint alleged, among other things and in addition to the matters alleged in the initial complaints, that the Defendants omitted material information from the Proxy Statement/Prospectus relating to the Acquisition.

On October 4, 2010, a class action lawsuit was filed in the U.S. District Court for the Western District of Washington against the Defendants (the “Federal Action” and, collectively with the State Action, the “Actions”), which made allegations related to the Acquisition that were substantially similar to those matters alleged in the Amended Complaint and included additional allegations regarding purported violations of the federal securities laws and sought substantially similar relief.

On October 8, 2010, the Defendants reached agreement in principle with the plaintiffs in the Actions regarding the settlement of the Actions. The terms of the settlement contemplated by that agreement in principle required Trubion and the Company to make certain additional disclosures related to the Acquisition, as set forth in the Company’s Current Report on Form 8-K filed on October 8, 2010. The parties also agreed that the plaintiffs in the Actions could seek attorneys’ fees and costs in an aggregate amount up to $475,000, to be paid by Trubion if such fees and costs were approved by the State Court. There will be no other payment by Trubion, any of the members of the Trubion board of directors or the Company to the plaintiffs or their respective counsels in connection with the settlement and dismissal of the Actions. The agreement in principle further contemplated that the parties would enter into a stipulation of settlement, which would be subject to customary conditions, including State Court approval following notice to Trubion’s shareholders. The Actions were stayed pending approval of the settlement of the State Action by the State Court, after which the State Action and all claims asserted therein would be dismissed with prejudice and counsel for the plaintiff in the Federal Action would take all necessary steps to dismiss the Federal Action and all claims asserted therein with prejudice. On April 26, 2011, the State Court entered an order granting preliminary approval of the settlement and requiring that notice of the settlement and preliminary approval be mailed to class members by May 17, 2011.  The order also provided that all class members wishing to be excluded from the settlement of the Actions were required to give notice by June 21, 2011.  At a hearing on July 29, 2011, the State Court determined that the settlement was fair, reasonable and adequate to the class members and approved the settlement in all aspects.  On September 12, 2011 the Federal Action was dismissed and the Company has since made a payment in the amount of $475,000 for attorneys’ fees and costs.

Other.  From time to time, the Company is involved in product liability claims and other litigation considered normal in the nature of its business. The Company does not believe that any such proceedings would have a material adverse effect on the results of its operations.

13.  Related party transactions

The Company entered into an agreement in February 2009 with an entity controlled by family members of the Company’s Chief Executive Officer to market and sell BioThrax. The agreement was effective as of November 2008 and requires payment based on a percentage of net sales of biodefense products of 17.5% in Saudi Arabia and 15% in Qatar and United Arab Emirates, and reimbursement of certain expenses.  No expenses were incurred under this agreement during the nine months ended September 30, 2011.

The Company entered into a consulting agreement in September 2010 with an entity controlled by the Company’s former Senior Vice President Corporate Affairs, who is also a family member of the Company’s Chief Executive Officer.  The agreement, which terminated in August 2011, provided for consulting services in connection with special projects as assigned by the Company’s President.  During the nine months ended September 30, 2011 and 2010, the Company incurred approximately $40,000 and $5,000, respectively, for services rendered under this agreement, of which $5,000 remained in accounts payable at September 30, 2011.

The Company had a consulting agreement with a member of the Company’s Board of Directors. For each of the nine month periods ended September 30, 2011 and 2010, the Company incurred approximately $135,000 under this agreement for strategic consultation and project support for the Company’s marketing and communications group, of which no balance remained unpaid in accounts payable at September 30, 2011. In October 2011, this director resigned from the Company’s Board of Directors, and the consulting agreement was terminated in November 2011.

14.  Segment information

For financial reporting purposes, the Company reports financial information for two business segments: biodefense and biosciences. In the biodefense segment, the Company develops, manufactures and commercializes vaccines and antibody therapies for use against biological agents that are potential weapons of bioterrorism or biowarfare. Revenues in this segment relate primarily to the Company’s FDA-licensed product, BioThrax® (Anthrax Vaccine Absorbed). In the biosciences segment, the Company develops vaccines, protein therapeutics and technology platforms for use against infectious diseases, oncology, autoimmune and inflammatory disorders and other medical conditions that have resulted in significant unmet or underserved public health needs.  The “All Other” segment relates to the general operating costs of the Company and includes costs of the centralized services departments, which are not allocated to the other segments, as well as spending on product candidates or activities that are not classified as biodefense or biosciences. The assets in this segment consist primarily of cash. For the three and nine months ended September 30, 2010, the Company reclassified its business segments to conform with the current period presentation.

	Reportable Segments
(in thousands)	Biodefense	Biosciences	All Other	Total
Three Months Ended September 30, 2011
External revenue	$56,679	$2,083	$-	$58,762
Net income (loss) attributable to Emergent BioSolutions Inc.	18,304	(15,237)	(1,518)	1,549
Assets	229,351	134,381	149,230	512,962
Three Months Ended September 30, 2010
External revenue	$73,986	$-	$-	$73,986
Net income (loss) attributable to Emergent BioSolutions Inc.	29,909	(14,421)	(2,368)	13,120
Assets	173,720	43,790	148,727	366,237

	Reportable Segments
(in thousands)	Biodefense	Biosciences	All Other	Total
Nine Months Ended September 30, 2011
External revenue	$155,864	$9,572	$-	$165,436
Net income (loss) attributable to Emergent BioSolutions Inc.	49,114	(50,942)	(3,810)	(5,638)
Assets	229,351	134,381	149,230	512,962
Nine Months Ended September 30, 2010
External revenue	$182,924	$-	$-	$182,924
Net income (loss) attributable to Emergent BioSolutions Inc.	65,818	(34,985)	(5,382)	25,451
Assets	173,720	43,790	148,727	366,237

15.   Asset Purchase Agreement

In May 2011, the Company and TenX BioPharma, Inc. (“TenX”) entered into an asset purchase agreement in which the Company acquired all assets and rights related to the Zanolimumab product candidate and related technology from TenX. The Company paid approximately $3.1 million in conjunction with the closing of this acquisition and has recorded this amount in the Company’s statement of operations as research and development expense in the biosciences segment. The asset purchase agreement also contemplates additional payments by the Company for future milestones and specified percentages of future net sales.

16.   Subsequent events

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

Overview

Product Portfolio

We are a biopharmaceutical company focused on protecting and enhancing life by developing and manufacturing vaccines and protein therapeutics that are supplied to healthcare providers and purchasers for use in preventing and treating disease. For financial reporting purposes, we operate in two business segments, biodefense and biosciences.

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

Our biosciences segment is directed to commercial opportunities. Our programs in this segment target oncology, including B-cell malignancies of chronic lymphocytic leukemia, or CLL, and non-Hodgkin’s lymphoma, or NHL; autoimmune and inflammatory disorders, or AIID, including rheumatoid arthritis, or RA, and systemic lupus erythematosus, or SLE; as well as infectious diseases such as tuberculosis and influenza. Additionally, through our recent acquisition of certain assets of TenX BioPharma, Inc., or TenX, we acquired a clinical stage product candidate targeted at cutaneous T-cell lymphoma, or CTCL, and peripheral T-cell lymphoma, or PTCL. Our programs in this segment include clinical and preclinical stage investigational product candidates. Operations in this segment include product development in support of our investigational product candidates, and manufacturing and related infrastructure initiatives in support of our technology platforms.

Our biodefense segment has generated net income for each of the last five fiscal years. Over this timeframe, our biosciences segment has generated revenue through development contracts and collaborative funding, but none of our biosciences product candidates have received marketing approval and, therefore, our biosciences segment has not generated any product sales revenues. As a result, our biosciences segment has incurred a net loss for each of the last five fiscal years.

Product Sales

We have derived substantially all of our product sales revenues from BioThrax sales to the U.S. government.  We are currently a party to a contract with the U.S. Department of Health and Human Services, or HHS, to supply doses of BioThrax for placement into the Strategic National Stockpile, or SNS.  We expect for the foreseeable future to continue to derive substantially all of our product sales revenues from our sales of BioThrax to the U.S. government. Our total revenues from BioThrax sales were $120.7 million and $162.0 million, respectively, for the nine months ended September 30, 2011 and 2010. We are focused on increasing sales of BioThrax to U.S. government customers, expanding the market for BioThrax to other customers domestically and internationally and pursuing label expansions and improvements for BioThrax.

On September 30, 2011, we received a notice of award from the Centers for Disease Control and Prevention, or CDC, to supply up to 44.75 million doses of BioThrax to the CDC over a five-year period. We anticipate that delivery of doses under the award will commence in December 2011, immediately following the completion of deliveries under our current supply contract.

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

We continue to actively pursue additional government sponsored development contracts and grants and commercial collaborative relationships.  We also encourage both governmental and non-governmental agencies and philanthropic organizations to provide development funding or to conduct clinical studies of our product candidates.

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

In November 2009, we purchased a building in Baltimore, Maryland for product development and manufacturing purposes, and have begun renovation, improvement and equipment acquisitions at this facility. We have entered into two loan agreements with PNC Bank totaling up to $42.0 million to fund these renovations, improvements and equipment acquisitions. Our specific plans for this facility will be contingent on the progress of our existing development programs and the outcome of our efforts to acquire new product candidates.

Critical Accounting Policies and Estimates

There have been no significant changes to our Critical Accounting Policies and Estimates during the nine months ended September 30, 2011. Refer to the Critical Accounting Policies and Estimates section in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission.

Financial Operations Overview

Revenues

On September 30, 2008, we entered into an agreement with HHS to supply up to 14.5 million doses of BioThrax for placement into the SNS. In April 2011, we entered into a modification to this contract to supply an additional 3.4 million doses at a value of up to $101 million.  The term of the modified agreement was from September 30, 2008 through September 30, 2011.  On September 28, 2011 we entered into a further modification of this contract that extends the period of performance of the contract at no additional cost, from September 30, 2011 to December 31, 2011.  The total purchase price of the modified contract for 17.9 million doses is approximately $500 million. Through September 30, 2011, we have delivered approximately 15.8 million doses under this agreement. We have agreed to provide all shipping services related to delivery of doses into the SNS over the term of the agreement, for which HHS has agreed to pay us approximately $2.3 million. We recognize revenue under the agreement upon acceptance of each delivery of BioThrax doses to the SNS.

On September 30, 2011, we received a notice of award from the CDC, to supply up to 44.75 million doses of BioThrax to the CDC over a five-year period. The maximum amount that could be paid to us under the award is up to $1.25 billion.  The period of performance under the award is from September 30, 2011 through September 29, 2016.  We anticipate delivery of doses under the award will commence in December 2011, immediately following the completion of deliveries under our current supply contract.

We have received contract and grant funding from the National Institute of Allergy and Infectious Diseases, or NIAID, and BARDA for the following development programs:

Amount
Product Candidate/Manufacturing	Funding Source	Award Date	(Up to)	Performance Period
Anthrivig	NIAID	8/2006	$3.7 million	8/2006 — 12/2011
Anthrivig	NIAID	9/2007	$11.4 million	9/2007 — 12/2011
Recombinant botulinum vaccine	NIAID	6/2008	$1.8 million	6/2008 — 5/2012
NuThrax	NIAID	7/2008	$2.8 million	7/2008 — 6/2013
Thravixa	NIAID/BARDA	9/2008	$16.7 million	9/2008 — 8/2012
NuThrax	NIAID/BARDA	9/2008	$24.4 million	9/2008 — 7/2012
Double mutant recombinant protective antigen anthrax vaccine	NIAID	9/2009	$4.9 million	9/2009 — 8/2012
Large-scale manufacturing for BioThrax	BARDA	7/2010	$107.5 million	7/2010 — 7/2015
NuThrax	NIAID	7/2010	$28.7 million	8/2010 — 8/2014
PreviThrax	BARDA	9/2010	$186.6 million	9/2010 — 9/2015

Our revenue, operating results and profitability have varied, and we expect that they will continue to vary on a quarterly basis, primarily due to the timing of our fulfilling orders for BioThrax and work done under new and existing grants and contracts, including collaborative relationships.

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
▪
fees to professional service providers for, among other things, preclinical and analytical testing, independent monitoring or other administration of our clinical trials and acquiring and evaluating data from our clinical trials and non-clinical studies;

▪	costs of contract manufacturing services for clinical trial material;
▪	costs of materials used in clinical trials and research and development;
▪	depreciation of capital assets used to develop our products; and
▪	operating costs, such as the operating costs of facilities and the legal costs of pursuing patent protection of our intellectual property.

We believe that significant investment in product development is a competitive necessity and plan to continue these investments in order to be in a position to realize the potential of our product candidates. We expect that spending for our product pipeline will increase as our product development activities continue based on ongoing advancement of our product candidates, and as we prepare for regulatory submissions and other regulatory activities. We expect that the magnitude of any increase in our research and development spending will be dependent upon such factors as the results from our ongoing preclinical studies and clinical trials, continued participation of our third-party collaborators, number of product candidates under development, the size, structure and duration of any follow-on clinical programs that we may initiate, costs associated with manufacturing our product candidates on a large-scale basis for later-stage clinical trials, and our ability to use or rely on data generated by government agencies, such as studies with BioThrax conducted by the CDC.

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

Results of Operations

Quarter Ended September 30, 2011 Compared to Quarter Ended September 30, 2010

Revenues

Product sales revenues decreased by $23.6 million, or 35%, to $43.7 million for the three months ended September 30, 2011 from $67.3 million for the three months ended September 30, 2010. This decrease in product sales revenues was due to a 38% decrease in the number of doses of BioThrax delivered, due primarily to lower production yields in the period in which the doses were produced. Product sales revenues for the three months ended September 30, 2011 consisted of BioThrax sales to HHS of $43.6 million and aggregate international and other sales of $85,000.  Product sales revenues for the three months ended September 30, 2010 consisted of BioThrax sales to HHS of $67.2 million and aggregate other sales of $39,000.

Contracts and grants revenues increased by $8.4 million, or 125%, to $15.1 million for the three months ended September 30, 2011 from $6.7 million for the three months ended September 30, 2010. The increase in contracts and grants revenue was primarily due to increased revenue from our development contracts with BARDA for PreviThrax and large-scale manufacturing for BioThrax, along with our collaborations with Abbott and Pfizer.  Contracts and grants revenues for the three months ended September 30, 2011 consisted of $13.0 million in development contract and grant revenue from NIAID and BARDA and $2.1 million from Abbott and Pfizer. All contracts and grants revenues for the three months ended September 30, 2010 were from NIAID and BARDA.

Cost of Product Sales

Cost of product sales decreased by $826,000, or 7%, to $10.7 million for the three months ended September 30, 2011 from $11.5 million for the three months ended September 30, 2010. This decrease was attributable to the 38% decrease in the number of BioThrax doses sold, largely offset by an increase in the cost per dose sold associated with decreased production yield in the period in which the doses were produced.

Research and Development Expenses

Research and development expenses increased by $8.1 million, or 38%, to $29.2 million for the three months ended September 30, 2011 from $21.2 million for the three months ended September 30, 2010. This increase primarily reflects higher contract service and personnel-related costs, and includes increased expenses of $4.5 million for product candidates and technology platform development activities that are categorized in the biosciences segment, increased expenses of $2.0 million for product candidates that are categorized in the biodefense segment, and increased expenses of $1.5 million in other research and development, which are in support of central research and development activities. For the three months ended September 30, 2011 and 2010, we incurred research and development expenses net of development contract and grant reimbursements along with the net loss attributable to noncontrolling interests of $12.4 million and $13.3 million, respectively.

The spending on biodefense product candidates, detailed in the table below, was primarily attributable to the timing of development efforts on various programs as we completed various studies and prepared for subsequent studies and trials. The spending for NuThrax was due to process characterization and assay development along with the conduct of clinical trial activities. The increase in spending for our large-scale manufacturing for Biothrax program was primarily due to characterization assay development and validation activities. The decrease in spending for BioThrax related programs was related to the timing of clinical and non-clinical studies to support applications for marketing approval of these programs. The increase in spending for PreviThrax was primarily due to formulation development, stability studies and model optimization under the associated development contract awarded in September 2010. The decrease in spending for Anthrivig was primarily due to the timing of a clinical trial. The decrease in spending for Thravixa was primarily due to the timing of non-clinical studies. The decrease in spending for our other biodefense activities was primarily due to decreased spending associated with our double mutant recombinant protective antigen anthrax vaccine due primarily to reduced funding by the U.S. government for this product candidate. We expect that spending for our double mutant recombinant protective antigen anthrax vaccine will continue to decrease in the future.

The increase in spending on biosciences product candidates, detailed in the table below, was primarily attributable to the timing of development efforts and the acquisition of certain biosciences product candidates. The increase in spending for our tuberculosis vaccine product candidate is related to the costs incurred for the continued conduct of a Phase IIb clinical trial, along with process development and manufacturing activities. The increase in spending for our TRU-016, ES-301 (formerly DRACO) and XI product candidates, acquired as a result of our October 2010 acquisition of Trubion Pharmaceuticals, Inc. or Trubion, and its development programs for product candidates to treat certain autoimmune diseases and oncology, is primarily related to clinical trials, process development and manufacturing costs.  The spending for our Zanolimumab product candidate, which was acquired in the May 2011 acquisition of certain assets of TenX, was primarily due to ongoing analysis of clinical study data. The decrease in spending for our influenza vaccine product candidate was due to the timing of process and analytical development. The decrease in spending for Typhella was primarily due to the substantial completion of manufacturing and clinical studies. We have significantly reduced ongoing spending with regard to Typhella while we investigate options to sell or outlicense the related technology, and we expect that future spending will be reduced. The decrease in spending for our other biosciences activities was primarily due to reduced spending associated with development of platform technologies along with preclinical product candidates as a result of our acquisition of Trubion.

The spending for other research and development activities was primarily attributable to central research and development activities.

Our principal research and development expenses for the three months ended September 30, 2011 and 2010 are shown in the following table:

	Three Months Ended
	September 30,
(in thousands)	2011	2010
Biodefense:
NuThrax	$2,596	$2,423
Large-scale manufacturing for BioThrax	3,637	2,607
BioThrax related programs	1,467	2,031
PreviThrax	4,496	840
Anthrivig	417	1,104
Thravixa	672	1,295
Other biosdefense	398	1,382
Total biodefense	13,683	11,682
Biosciences:
Tuberculosis vaccine	4,287	3,836
TRU-016	2,395	-
ES-301 (formerly DRACO)	1,900	-
X1	774	-
Zanolimumab	633	-
Influenza vaccine	682	999
Typhella	119	1,194
Other biosciences	2,266	2,503
Total biosciences	13,056	8,532
Other	2,477	942
Total	$29,216	$21,156

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $3.3 million, or 16%, to $17.4 million for the three months ended September 30, 2011 from $20.7 million for the three months ended September 30, 2010. This decrease is primarily due to decreased professional services, including legal and other fees incurred in 2010 related to the Trubion acquisition. The majority of the expense is attributable to the biodefense segment, in which selling, general and administrative expenses decreased by $1.5 million, or 11%, to $12.0 million for the three months ended September 30, 2011 from $13.5 million for the three months ended September 30, 2010. Selling, general and administrative expenses related to our biosciences segment decreased by $1.7 million, or 24%, to $5.5 million for the three months ended September 30, 2011 from $7.2 million for the three months ended September 30, 2010.

Total Other Income (Expense)

Total other income (expense) increased by $1.0 million to net other income of $59,000 for the three months ended September 30, 2011 from net other expense of $965,000 for the three months ended September 30, 2010. The increase was due primarily to a charge to reduce previously recorded accrued interest income related to the settlement with Protein Sciences Corporation, or PSC, in October 2010.

Income Taxes

Provision for income taxes decreased by $6.1 million, or 79%, to $1.6 million for the three months ended September 30, 2011 from $7.7 million for the three months ended September 30, 2010.  The estimated effective tax rate before discrete items for the three months ended September 30, 2011 and 2010 was 34% and 37%, respectively. The decrease in the provision for income taxes was primarily due to the decrease in our income before provision for income taxes plus the loss attributable to noncontrolling interest of $17.7 million.

Net Loss Attributable to Noncontrolling Interests

Net loss attributable to noncontrolling interests increased by $510,000, or 43%, to $1.7 million for the three months ended September 30, 2011 from $1.2 million for the three months ended September 30, 2010. The loss was primarily a result of clinical and development activities and related expenses incurred by our joint ventures. These amounts primarily represent the portion of the losses incurred by the joint ventures for the three months ended September 30, 2011 and 2010, respectively, that is attributable to our joint venture partners.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Revenues

Product sales revenues decreased by $41.3 million, or 25%, to $120.7 million for the nine months ended September 30, 2010 from $162.0 million for the nine months ended September 30, 2010. This decrease in product sales revenues was primarily due to a 29% decrease in the number of doses of BioThrax delivered due to the redeployment of our potency testing capacity from BioThrax release testing to qualification of replacement reference standards and other development testing during the first quarter 2011 coupled with lower production yields in the period in which the doses were produced. Product sales revenues for the nine months ended September 30, 2011 consisted of BioThrax sales to HHS of $119.4 million and aggregate international and other sales of $1.4 million. Product sales revenues for the nine months ended September 30, 2010 consisted of BioThrax sales to HHS of $159.6 million and aggregate international and other sales of $2.4 million.

Contracts and grants revenues increased by $23.8 million, or 114%, to $44.7 million for the nine months ended September 30, 2011 from $20.9 million for the nine months ended September 30, 2010. The increase in contracts and grants revenues was primarily due to revenues from our contract with BARDA for large-scale manufacturing for BioThrax and our collaborations with Abbott and Pfizer, along with increased activity and associated revenue from our development contracts with NIAID and BARDA for NuThrax and PreviThrax. Contracts and grants revenues for the nine months ended September 30, 2011 consisted of $35.1 million in development contract and grant revenue from NIAID and BARDA and $9.6 million from Abbott and Pfizer. Contracts and grants revenues for the nine months ended September 30, 2010 consisted of $20.2 million in development contract and grant revenue from NIAID and BARDA and $750,000 from a milestone payment related to the 2008 sale of technology rights and related materials and documentation pertaining to our Pertussis technology.

Cost of Product Sales

Cost of product sales decreased by $2.3 million, or 8%, to $27.8 million for the nine months ended September 30, 2011 from $30.1 million for the nine months ended September 30, 2010. This decrease was attributable to a 29% decrease in the number of doses of BioThrax delivered, largely offset by an increase in the cost per dose sold associated with decreased production yield in the period in which the doses were produced.

Research and Development Expenses

Research and development expenses increased by $35.8 million, or 60%, to $95.5 million for the nine months ended September 30, 2011 from $59.7 million for the nine months ended September 30, 2010. This increase primarily reflects higher contract service and personnel-related costs, and includes increased expenses of $30.8 million for product candidates and technology platform development activities that are categorized in the biosciences segment, increased expenses of $3.1 million for product candidates categorized in the biodefense segment, and increased expenses of $1.9 million in other research and development, which are in support of central research and development activities. For the nine months ended September 30, 2011 and 2010, we incurred research and development expenses net of development contract and grant reimbursements along with the net loss attributable to noncontrolling interests of $45.6 million and $36.6 million, respectively.

The increase in spending on biodefense product candidates, detailed in the table below, was primarily attributable to the timing of development efforts on various programs as we completed various studies and prepared for subsequent studies and trials. The increase in spending for NuThrax was due to manufacturing, process characterization, assay validation and the conduct of clinical trial activities. The increase in spending for our large-scale manufacturing for Biothrax program was primarily due to characterization assay development, validation activities and manufacturing that increased subsequent to the associated development contract award in July 2010. The spending for BioThrax related programs was related to clinical and non-clinical studies to support applications for marketing approval of these programs. The increase in spending for PreviThrax was primarily due to formulation development, stability studies and model optimization subsequent to the associated development contract awarded in September 2010. The decrease in spending for Anthrivig was primarily due to the timing of a clinical trial and animal model development. The decrease in spending for Thravixa was primarily due to the timing of process development, non-clinical studies and animal model development. The decrease in spending for our other biodefense activities was primarily due to decreased spending associated with our double mutant recombinant protective antigen anthrax vaccine due primarily to reduced funding by the U.S. government for this product candidate. As such, we expect that spending for our double mutant recombinant protective antigen anthrax vaccine will decrease in the future.

The increase in spending on biosciences product candidates, detailed in the table below, was primarily attributable to the timing of development efforts and the acquisition of certain biosciences product candidates. The increase in spending for our tuberculosis vaccine product candidate is related to the costs incurred for the continued conduct of a Phase IIb clinical trial along with process development and manufacturing activities. The increase in spending for our TRU-016, ES-301 and XI product candidates, which is a result of our October 2010 acquisition of Trubion and its development programs for product candidates to treat certain autoimmune diseases and oncology, is primarily related to clinical trials, process development and manufacturing costs.  The spending for our Zanolimumab product candidate was primarily for upfront and milestone payments related to the May 2011 acquisition of certain assets of TenX. The decrease in spending for our influenza vaccine product candidate is related to the timing of process and analytical development. The decrease in spending for Typhella was primarily due to the substantial completion of manufacturing and clinical studies.  We have significantly reduced ongoing spending with regard to Typhella while we investigate options to sell or outlicense the related technology, and we expect that future spending will be reduced. The increase in spending for our other biosciences activities was primarily due to increased spending associated with development of platform technologies along with preclinical product candidates as a result of our acquisition of Trubion.

Our principal research and development expenses for the nine months ended September 30, 2011 and 2010 are shown in the following table:

	Nine Months Ended
	September 30,
(in thousands)	2011	2010
Biodefense:
NuThrax	$9,317	$6,975
Large-scale manufacturing for BioThrax	9,738	6,022
BioThrax related programs	5,236	5,384
PreviThrax	10,420	2,290
Anthrivig	1,422	4,994
Thravixa	2,897	7,118
Other biosdefense	1,885	5,065
Total biodefense	40,915	37,848
Biosciences:
Tuberculosis vaccine	14,123	8,158
TRU-016	10,871	-
ES-301 (formerly DRACO)	5,845	-
X1	2,596	-
Zanolimumab	3,782	-
Influenza vaccine	2,144	2,588
Typhella	1,221	2,432
Other biosciences	8,868	5,469
Total biosciences	49,450	18,647
Other	5,091	3,185
Total	$95,456	$59,680

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $1.5 million, or 3%, to $56.0 million for the nine months ended September 30, 2011 from $54.5 million for the nine months ended September 30, 2010. This increase is primarily due to approximately $2.2 million in restructuring charges related to our UK operations. The majority of the expense is attributable to the biodefense segment, in which selling, general and administrative expenses increased by $811,000, or 2%, to $39.1 million for the nine months ended September 30, 2011 from $38.3 million for the nine months ended September 30, 2010. Selling, general and administrative expenses related to our biosciences segment, increased by $683,000, or 4%, to $16.9 million for the nine months ended September 30, 2011 from $16.2 million for the nine months ended September 30, 2010.

Total Other Income (Expense)

Total other income increased by $282,000 to net other income of $72,000 for the nine months ended September 30, 2011 from net other expense of $210,000 for the nine months ended September 30, 2010. The increase was due primarily to a charge to reduce previously accrued interest income related to the settlement with PSC in October 2010.

Income Taxes

Provision for (benefit from) income taxes decreased by $18.1 million to a benefit from income taxes of $3.0 million for the nine months ended September 30, 2011 from a provision for income taxes of $15.1 million for the nine months ended September 30, 2010. The estimated annual effective tax rate before discrete items for the nine months ended September 30, 2011 and 2010 was 41% and 37%¸ respectively.  The decrease in income taxes is primarily due to a $49.2 million decrease in our income before provision for income taxes and the loss attributable to noncontrolling interests.

Net Loss Attributable to Noncontrolling Interest

Net loss attributable to noncontrolling interest increased by $3.0 million to $5.1 million for the nine months ended September 30, 2011 from $2.2 million for the nine months ended September 30, 2010. The increase resulted primarily from the timing of clinical and development activities and related expenses incurred by our joint ventures. These amounts represent the portion of the losses incurred by the joint ventures for the nine months ended September 30, 2011 and 2010, respectively, that is attributable to our joint venture partners.

Liquidity and Capital Resources

     Sources of Liquidity

We have funded our cash requirements from inception through September 30, 2011 principally with a combination of revenues from BioThrax product sales, debt financings and facilities and equipment leases, development funding from government entities and non-government and philanthropic organizations, the net proceeds from our initial public offering and from the sale of our common stock upon exercise of stock options. We have operated profitably for each of the five years ended December 31, 2010.

As of September 30, 2011, we had cash, cash equivalents and investments of $128.8 million. Additionally, as of September 30, 2011, our accounts receivable balance was $49.0 million.

Cash Flows

The following table provides information regarding our cash flows for the nine months ended September 30, 2011 and 2010:

	Nine Months Ended
	September 30,
(in thousands)	2011	2010
Net cash provided by (used in):
Operating activities(1)	$(24,755)	$74,668
Investing activities	(35,623)	(14,042)
Financing activities	16,705	(12,321)
Total net cash provided by (used in)	$(43,673)	$48,305

(1)	Includes the effect of exchange rates on cash and cash equivalents.

Net cash used in operating activities of $24.8 million for the nine months ended September 30, 2011 was principally due to our net loss attributable to Emergent BioSolutions Inc. of $5.6 million, a $5.3 million increase in inventory related to the timing of BioThrax shipments, a net decrease in income taxes of $3.8 million related to timing differences, a decrease in accrued compensation of $9.2 million primarily due to the payment of the 2010 bonuses and UK restructuring costs, an increase in accounts receivable of $9.7 million due to the timing of collection of amounts billed primarily to HHS, a decrease in deferred revenue of $5.1 million primarily due to our Abbott collaboration, partially offset by non-cash charges of $7.9 million for stock-based compensation, $6.9 million for depreciation and amortization, and $4.3 million for development expenses primarily from our joint venture with the University of Oxford.

Net cash provided by operating activities of $74.7 million for the nine months ended September 30, 2010 was due principally to net income attributable to Emergent BioSolutions Inc. of $25.5 million, a decrease in accounts receivable of $46.9 million due to the collection of amounts billed primarily to HHS, and non-cash charges of $5.2 million for stock-based compensation, $4.0 million for depreciation and amortization and $2.2 million for development expenses from our joint venture, partially offset by a decrease in income taxes of $10.6 million due to federal and state tax payments.

Net cash used in investing activities for the nine months ended September 30, 2011 was $35.6 million, primarily due to capital expenditures of $34.2 million related to the construction and related costs for our facility in Baltimore, Maryland, and infrastructure investments and other equipment, along with the purchase of U.S. Treasury securities of $5.2 million, partially offset by proceeds from the maturity of U.S. Treasury securities of $3.8 million.

Net cash used in investing activities for the nine months ended September 30, 2010 of $14.0 million, resulted principally from construction and related costs for Building 55, our large-scale manufacturing facility in Lansing, Michigan, and infrastructure investments and other equipment.

Net cash provided by financing activities of $16.7 million for the nine months ended September 30, 2011 resulted primarily from $21.3 million in advances under our construction loan with PNC Bank, or PNC, related to the renovation and improvement of our Baltimore facility, $8.8 million in proceeds from stock option exercises and $1.5 million related to excess tax benefits from the exercise of stock options, partially offset by $14.9 million in principal payments on indebtedness.

Net cash used in financing activities of $12.3 million for the nine months ended September 30, 2010 resulted primarily from $32.5 million in principal payments on indebtedness, including $30.0 million in payments on a revolving line of credit with Fifth Third Bank, partially offset by $15.0 million in proceeds from borrowings under the revolving line of credit with Fifth Third Bank, $4.1 million in proceeds from stock option exercises and $1.1 million related to excess tax benefits from the exercise of stock options.

Debt Financing

As of September 30, 2011, we had $53.8 million principal amount of debt outstanding, comprised primarily of the following:

▪
$2.5 million outstanding under a loan from the Department of Business and Economic Development of the State of Maryland used to finance eligible costs incurred to purchase our first facility in Frederick, Maryland;

▪	$5.3 million outstanding under a mortgage loan from PNC used to finance the remaining portion of the purchase price for our first Frederick facility;
▪	$20.1 million outstanding under a term loan from HSBC Realty Credit Corporation used to finance a portion of the costs of our facility expansion in Lansing, Michigan;
▪	$4.6 million outstanding under a mortgage loan from HSBC Realty Credit Corporation used to finance a portion of the purchase price of our facility in Gaithersburg, Maryland; and
▪	$21.3 million outstanding under a construction loan from PNC used to fund the ongoing renovation of our Baltimore, Maryland facility.

        In April 2011, we repaid the remaining $6.5 million due under the mortgage loan from HSBC Realty Credit Corporation that was used to finance a portion of the purchase price for our second facility at the Frederick site.

In July 2011, we entered into a loan agreement and related agreements with PNC, under which PNC provided us with a construction loan of up to $30.0 million primarily to fund the ongoing renovation of the our Baltimore facility. A portion of the loan was also used to repay our loan with HSBC Bank, which we used to finance a portion of the purchase price of the facility. Under the loan agreement, PNC agreed to make advances to us of up to $30.0 million through July 2012 based on periodic requests from us.

In August 2011, we entered into a separate loan agreement with PNC to provide us with an equipment loan of up to $12.0 million to fund equipment purchases at the Baltimore facility. Under the equipment loan agreement, PNC agreed to make advances to us of up to $12.0 million through August 2012 based on periodic requests from us. As of September 30, 2011, we had not requested an advance on this loan.

In October 2011, we modified our agreement with PNC related to the first Frederick facility to extend the maturity date to October 2013, reduce the fixed annual interest rate to 3.48% and increase the monthly payment to $64,000. All unpaid principal and interest is due in full in October 2013.

Funding Requirements

We expect to continue to fund our anticipated operating expenses, capital expenditures and debt service requirements from existing cash and cash equivalents, revenues from BioThrax product sales, collaboration funding, development contract and grant funding, and any lines of credit we may establish from time to time. There are numerous risks and uncertainties associated with BioThrax product sales and with the development and commercialization of our product candidates.  We may seek additional external financing to provide additional financial flexibility. Our future capital requirements will depend on many factors, including:

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

Our ability to borrow amounts under any line of credit we may establish will likely be subject to our satisfaction of specified conditions.  Additional equity or debt financing, grants, or corporate collaboration and licensing arrangements may not be available on acceptable terms, if at all. If we raise additional funds by issuing equity securities, our stockholders may experience dilution. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any debt financing or additional equity that we raise may contain terms, such as liquidation and other preferences that are not favorable to us or our stockholders. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish valuable rights to our technologies or product candidates or grant licenses on terms that may not be favorable to us.

ITEM 3.                        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is currently confined to our cash and cash equivalents and restricted cash that have maturities of less than three months, our investments, and our long-term indebtedness. We currently do not hedge interest rate exposure or foreign currency exchange exposure, and the movement of foreign currency exchange rates could have an adverse or positive impact on our results of operations. We have not used derivative financial instruments for speculation or trading purposes. Because of the short-term maturities of our cash and cash equivalents and the small amount of our non-cash investments of $3.5 million as of September 30, 2011, we do not believe that an increase in market rates would likely not have a significant impact on the realized value of our investments, but any increase in market rates would likely increase the interest expense associated with our debt.

ITEM 4.                        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2011, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, occurred during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.                        LEGAL PROCEEDINGS

Class-action litigation related to Trubion Pharmaceuticals acquisition.  On August 17, 2010, two class action lawsuits were filed in the Superior Court of Washington, King County, or State Court, against Trubion Pharmaceuticals, Inc., or Trubion, its board of directors, and us, or the Defendents, alleging in summary that, in connection with the merger of Trubion with our subsidiary, or the Acquisition, the members of the Trubion board of directors breached their fiduciary duties by conducting an unfair sale process and agreeing to an unfair price. Both complaints also claimed that Trubion and we aided and abetted the Trubion board of directors in its breach of fiduciary duties. On September 9, 2010, the actions were consolidated into one action, or the State Action.  On October 1, 2010, the plaintiffs in the State Action served on the Defendants a consolidated amended class action complaint, or the Amended Complaint. The Amended Complaint alleged, among other things and in addition to the matters alleged in the initial complaints, that the Defendants omitted material information from the Proxy Statement/Prospectus relating to the Acquisition.

On October 4, 2010, a class action lawsuit was filed in the U.S. District Court for the Western District of Washington against the Defendants, or the Federal Action, and, collectively with the State Action, the Actions, which made allegations related to the Acquisition that were substantially similar to those matters alleged in the Amended Complaint and included additional allegations regarding purported violations of the federal securities laws and sought substantially similar relief.

On October 8, 2010, the Defendants reached agreement in principle with the plaintiffs in the Actions regarding the settlement of the Actions. The terms of the settlement contemplated by that agreement in principle required that Trubion and we make certain additional disclosures related to the Acquisition, as set forth in our Current Report on Form 8-K filed on October 8, 2010. The parties also agreed that the plaintiffs in the Actions could seek attorneys’ fees and costs in an aggregate amount up to $475,000, to be paid by Trubion if such fees and costs are approved by the State Court. There would be no other payment by Trubion, any of the members of the Trubion board of directors or us to the plaintiffs or their respective counsels in connection with the settlement and dismissal of the Actions. The agreement in principle further contemplated that the parties would enter into a stipulation of settlement, which would be subject to customary conditions, including State Court approval following notice to Trubion’s shareholders. The Actions were stayed pending approval of the settlement of the State Action by the State Court, after which the State Action and all claims asserted therein would be dismissed with prejudice and counsel for the plaintiff in the Federal Action would take all necessary steps to dismiss the Federal Action and all claims asserted therein with prejudice. On April 26, 2011, the State Court entered an order granting preliminary approval of the settlement and requiring that notice of the settlement and preliminary approval be mailed to class members by May 17, 2011.  The order also provided that all class members wishing to be excluded from the settlement of the Actions were required to give notice by June 21, 2011.  At a hearing on July 29, 2011, the State Court determined that the settlement was fair, reasonable and adequate to the class members and approved the settlement in all aspects.  On September 12, 2011 the Federal Action was dismissed and we have since made a payment in the amount of $475,000 for attorneys’ fees and costs.

Other.  From time to time, we are involved in product liability claims and other litigation considered normal in the nature of our business. We do not believe that any such proceedings would have a material adverse effect on the results of our operations.

ITEM 1A.                    RISK FACTORS

Risks Related to Our Dependence on U.S. Government Contracts

We have derived substantially all of our revenue from sales of BioThrax under contracts with the U.S. government. If U.S. government demand for BioThrax is reduced, our business, financial condition and operating results could be materially harmed.

We have derived and expect for the foreseeable future to continue to derive substantially all of our revenue from sales to the U.S. government of BioThrax, our FDA-approved anthrax vaccine and only marketed product. We are currently party to a contract with the Centers for Disease Control and Prevention, or CDC, a U.S. federal agency under the U.S. Department of Health and Human Services, or HHS, to supply doses of BioThrax for placement into the Strategic National Stockpile, or SNS. If the SNS priorities change, or if the Department of Defense, or DoD, dose requirements from the SNS are reduced, our revenues could be substantially reduced.

Our existing contract expires in December 2011. In September 2011, we received an award from the CDC for the supply of 44.75 million doses of BioThrax for placement into the SNS over a five-year period, and we are currently working with CDC to finalize a related contract necessary to document the award.  The procurement of doses of BioThrax by the CDC is subject to availability of funding.  However, our existing and prior contracts with HHS and the DoD do not necessarily increase the likelihood that funding for the procurement of doses will be available. If we are unable to successfully come to an agreement with the CDC on the final terms of this contract, or if funding to procure doses of BioThrax is not available, our business, financial condition and operating results could be materially harmed, The success of our business and our operating results for the foreseeable future are substantially dependent on the terms of our BioThrax sales to the U.S. government, including price per dose, the number of doses and the timing of deliveries.

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

Our U.S. government contracts require ongoing funding decisions by the U.S. government. Reduced or discontinued funding of these contracts could cause our financial condition and operating results to suffer materially.

Our principal customer for BioThrax is the U.S. government. We anticipate that the U.S. government will also be the principal customer for any other biodefense products that we successfully develop. Over its lifetime, a U.S. government program may be implemented through the award of many different individual contracts and subcontracts. The funding for government programs is subject to Congressional appropriations, often made on a fiscal year basis, even for programs designed to continue for several years. These appropriations can be subject to political considerations and stringent budgetary constraints. For example, sales of BioThrax supplied under our multi-year procurement contracts with HHS were, and any sales of BioThrax under the new award from the CDC will be, subject to available funding, mostly from annual appropriations.  Additionally, our government-funded development contracts typically give the U.S. government the right, exercisable in its sole discretion, to extend these contracts for successive option periods following a base period of performance.  The value of the services to be performed during these option periods may constitute the majority of the total value of the underlying contract.  For example, the development contract we were awarded in September 2010 for development of PreviThrax consists of a two-year base period of performance valued at approximately $51 million, three successive one-year option periods valued at approximately $126 million and funding for optional non-clinical studies valued at approximately $9 million. If levels of government expenditures and authorizations for biodefense decrease or shift to programs in areas where we do not offer products or are not developing product candidates, or if the U.S. government otherwise declines to exercise its options under our contracts with it, our business, revenues and operating results may suffer.

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

Our existing and prior contracts for the supply of BioThrax with HHS and the DoD, as well as our current award for the procurement of 44.75 million doses of BioThrax from the CDC, are fixed price contracts. We expect that our future contracts with the U.S. government for BioThrax, as well as contracts for biodefense product candidates that we successfully develop, also may be fixed price contracts. Under a fixed price contract, we are required to deliver our products at a fixed price regardless of the actual costs we incur and to absorb any costs in excess of the fixed price. Estimating costs that are related to performance in accordance with contract specifications is difficult, particularly where the period of performance is over several years. Our failure to anticipate technical problems, estimate costs accurately or control costs during performance of a fixed price contract could reduce the profitability of a fixed price contract or cause a loss, which could in turn harm our operating results.

Unfavorable provisions in government contracts, some of which may be customary, may harm our business, financial condition and operating results.

Government contracts customarily contain provisions that give the government substantial rights and remedies, many of which are not typically found in commercial contracts, including provisions that allow the government to:

▪	terminate existing contracts, in whole or in part, for any reason or no reason;
▪	unilaterally reduce or modify contracts or subcontracts, including by imposing equitable price adjustments;
▪	cancel multi-year contracts and related orders if funds for contract performance for any subsequent year become unavailable;
▪	decline to exercise an option to renew a contract;
▪	exercise an option to purchase only the minimum amount, if any, specified in a contract;
▪	decline to exercise an option to purchase the maximum amount, if any, specified in a contract;
▪	claim rights to products, including intellectual property, developed under the contract;
▪	take actions that result in a longer development timeline than expected;
▪	direct the course of a development program in a manner not chosen by the government contractor;
▪	suspend or debar the contractor from doing business with the government or a specific government agency;
▪	pursue criminal or civil remedies under the False Claims Act and False Statements Act; and
▪	control or prohibit the export of products.

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

Although we have been profitable for each of the last five fiscal years, we have not been profitable for every quarter during that time. For example, we incurred a net loss of $5.6 million for the period of 2011 covered by this quarterly report. Our profitability is substantially dependent on BioThrax product sales. BioThrax product sales have fluctuated significantly in recent quarters, and we expect that they will continue to fluctuate significantly from quarter to quarter based on several factors, including the timing of our fulfilling orders from the U.S. government. Additionally, our profitability may be adversely affected as we progress through various stages of ongoing or planned clinical trials for our product candidates. We may not be able to achieve consistent profitability on a quarterly basis or sustain or increase profitability on an annual basis.

Our indebtedness may limit cash flow available to invest in the ongoing needs of our business.

As of September 30, 2011, we had $53.8 million principal amount of debt outstanding. We may seek to raise substantial external debt financing to provide additional financial flexibility. The assumption of debt could have significant adverse consequences, including:

▪
requiring us to dedicate a substantial portion of any cash flow from operations to the payment of interest on, and principal of, our debt, which will reduce the amounts available to fund working capital, capital expenditures, product development efforts and other general corporate purposes;

▪	increasing the amount of interest that we have to pay on debt with variable interest rates if market rates of interest increase;
▪	increasing our vulnerability to general adverse economic and industry conditions;
▪	obligating us to restrictive covenant that may reduce our ability to obtain further debt or equity financing;
▪	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete; and
▪	placing us at a competitive disadvantage compared to our competitors that have less debt or better debt servicing options.

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

As of September 30, 2011, we had $128.8 million of cash, cash equivalents and investments. Our future capital requirements will depend on many factors, including:

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

FDA approval is required for the release of each lot of BioThrax. We will not be able to sell any lots that fail to satisfy the release testing specifications. We must provide the FDA with the results of potency testing before lots are released for sale. We have one mechanism for conducting this potency testing that is reliant on a unique animal strain for which we currently have no alternative. In developing alternatives, we may face significant regulatory hurdles. In the event of a problem with this strain, if we have not developed alternatives, we would not be able to provide the FDA with required potency testing data and not be able release product.

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

We currently rely, or plan to rely, on third parties to manufacture the supplies of some or all of our vaccine and therapeutic product candidates that we require for preclinical and clinical development. For example, we currently depend on contract manufacturers for certain biopharmaceutical development and manufacturing services for product candidates we acquired from Trubion. We also rely on third-party manufacturers for filling and finishing services for our product candidates. Any significant delay in obtaining adequate supplies of our product candidates could adversely affect our ability to develop or commercialize these product candidates. For example, in 2008, the initial manufacturer of Thravixa informed us it was discontinuing contract manufacturing operations and we were forced to secure alternative manufacturing resources to continue development of this product candidate.

In addition, we expect that we will rely on third parties for a portion of the manufacturing process for commercial supplies of product candidates that we successfully develop and that we will rely on those manufacturers to comply with a wide variety of rules and regulations. The manufacture and delivery of sufficient quantities of pharmaceutical products is a time-consuming and complex process.  If our contract manufacturers are unable to scale-up production to generate enough materials for commercial launch, if manufacturing is of insufficient quality or not compliant with applicable rules and regulations, or if the costs of manufacturing are prohibitively high, the success of those products may be jeopardized. Our current and anticipated future dependence upon others for the manufacture of our product candidates may adversely affect our ability to develop product candidates and commercialize any products that receive regulatory approval on a timely and competitive basis.

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

If we are prevented from developing and commercializing a product candidate in an economically acceptable manner, that product program may be adversely affected and the commercial success of the product candidate may be harmed.  For example, we recently agreed with one of our contract manufacturers to extend the commencement date of the commercial term for manufacture of Anthrivig.  We are currently in negotiations with that contract manufacturer for a longer-term resolution regarding commercial production; however, in the event that we are not able to negotiate a satisfactory resolution we may be required to explore other options for Anthrivig, which could result in less favorable commercial success for this product candidate, or no commercial success at all.

We depend on our collaborative relationships with Pfizer and Abbott to develop, manufacture and commercialize certain of our recently acquired product candidates.

We are party to collaboration agreements with each of Pfizer and Abbott.  Under the terms of our agreement with Pfizer, Pfizer is responsible for regulatory approval of and any subsequent commercialization of SBI-087.  Under the Abbott collaboration for the development and commercialization of TRU-016, we and Abbott must jointly agree to all development and commercialization plans and timelines for TRU-016.  If either Pfizer or Abbott were to terminate its agreement with us or otherwise curtail or fail to fulfill its obligations, we would need to obtain the capital necessary to fully fund the development and commercialization of the related product candidates or enter into alternative arrangements with a third party. We could also become involved in disputes with either of these partners, which could lead to delays in or termination of certain of our development and commercialization programs and time-consuming and expensive litigation or arbitration. If either Pfizer or Abbott terminates or breaches its agreement with us, or otherwise fails to complete its obligations in a timely manner, certain of our product development programs would be substantially delayed and the chances of successfully developing or commercializing the impacted product candidate(s) would be materially and adversely affected.

Our collaboration with Pfizer initially also included TRU-015, an investigational drug in Phase II evaluation for the treatment of Rheumatoid Arthritis, or RA.  In June 2010, Pfizer decided to discontinue development of TRU-015 based on preliminary results from the Phase II study, which, although consistent with previous studies and similar to other B-cell-depleting therapies, did not meet the internally predefined primary endpoint of the Phase II study. In April 2011, Pfizer also determined to not pursue development of certain other product candidates directed to targets other than CD20 that had been established pursuant to our agreement with Pfizer. Additionally, in May 2011, we and Pfizer agreed to remove certain exclusivity restrictions on Pfizer’s ability to develop and commercialize certain anti-CD20 product candidates that are part of our collaboration.  We cannot predict how or whether Pfizer will proceed with the development of the remaining product candidates covered by our agreement, including SBI-087 and other therapeutics directed to CD20. Our ability to receive any significant revenue from our product candidates covered by the agreement depends on the efforts of Pfizer and on our ability to collaborate effectively. Any future payments, including royalties to us, will depend on the extent to which Pfizer advances product candidates through development and commercialization. Pfizer may terminate our relationship with them, in whole or in part, without cause, by giving us 90 days’ written notice. Pfizer also has the right to terminate the agreement, on a target-by-target basis, upon 60 days’ written notice, if any safety or regulatory issue arises that would have a material adverse effect on Pfizer’s ability to develop, manufacture or commercialize one or more product candidates. With respect to control over decisions and responsibilities, our agreement with Pfizer provides for a CD20-directed therapy development committee consisting of representatives of Pfizer and us. Ultimate decision-making authority as to most matters within the collaboration, including development plans and timelines, however, is vested in Pfizer.

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

Compliance with the FCPA is expensive and difficult, particularly in countries in which corruption is a recognized problem. In addition, the FCPA presents particular challenges in the pharmaceutical industry because, in many countries, hospitals are operated by the government, and doctors and other hospital employees are considered foreign officials. Certain payments by third parties to hospitals in connection with clinical studies and other work have been deemed to be improper payments to government officials and have led to FCPA enforcement actions. Other international laws similar to the FCPA, such as the United Kingdom Bribery Act, may also result in similar penalties.

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

Products developed to treat diseases caused by or to combat the threat of bioterrorism are subject to changing political and social environments. The political and social responses to bioterrorism have been highly charged and unpredictable. We do not believe that recent changes in the leadership of prominent terrorist networks are likely to reduce the risk of bioterrorism, but they could result in a public perception that risk is reduced. Political or social pressures or changes in the perception of the risk that military personnel or civilians could be exposed to biological agents as weapons of bioterrorism may delay or cause resistance to bringing our products to market or limit pricing or purchases of our products, which would harm our business.

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

If approved for the treatment of cutaneous T-cell lymphoma, or CTCL, and peripheral T-cell lymphoma, or PTCL, or other T-cell lymphomas, we anticipate that our product candidates would compete with other T-cell therapies and related therapeutics.  Therapeutics marketed for the treatment of CTCL or PTCL include Ontak and Targretin (Eisai), Istodax ® (Celgene), Zolinza ® (Merck), Folotin ® (Allos Therapeutics), Campath (Bayer Schering AG), and R788® (AstraZeneca). In addition, TaiMed Biologics, Biogen Idec, Roche, Adeona Pharmaceuticals, Bristol-Myers Squibb, Tolerx and Viral Genetics Inc. are developing therapies directed to CTCL or PTCL.

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

The FDA conducted routine, biannual inspections of our Lansing facilities in September 2002, May 2004, May 2006, March 2008, December 2009 and August 2011. Following each of these inspections, the FDA issued inspectional observations on Form FDA 483, some of which were significant. We responded to the FDA regarding the inspectional observations relating to each inspection and, where necessary, implemented corrective action. All observations from the 2002, 2004, 2006, 2008 and 2009 inspections have been successfully closed out.  We are in the process of implementing corrective action where necessary in response to the FDA observations during the August 2011 inspection and we anticipate that all observations from the 2011 inspection will also be successfully closed out.  In December 2005, the FDA stated in its final order on BioThrax that at that time we were in substantial compliance with all regulatory requirements related to the manufacture of BioThrax and that the FDA would continue to evaluate the production of BioThrax to assure compliance with federal standards and regulations.  If in connection with any future inspection the FDA finds that we are not in substantial compliance with cGMP requirements, or if the FDA is not satisfied with the corrective actions we take in connection with any such inspection, the FDA may undertake enforcement action against us.

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

There has been substantial litigation and other proceedings regarding patent and other intellectual property rights in the biotechnology and pharmaceutical industries. For example, modified vaccinia Ankara, or MVA,-based vaccines have been the subject of significant intellectual property litigation. Specifically, Bavarian Nordic sued Acambis for patent infringement and other claims arising out of Acambis’ importation of an MVA-based smallpox vaccine for biodefense use by the U.S. government. Bavarian Nordic claimed that its patents broadly covered the manufacture of MVA-based biological products and that Bavarian Nordic had rights in the biological materials used by Acambis. That litigation was terminated in July 2007 by a settlement and consent order. Bavarian Nordic subsequently sued Oxford BioMedica PLC, Oxford BioMedica Ltd. and Biomedica Inc., collectively Oxford BioMedica, alleging that Oxford BioMedica has infringed certain Bavarian Nordic U.S. patents by making, using and importing and inducing others to use Oxford BioMedica’s experimental drug TroVax®, which is an MVA-based therapeutic cancer vaccine.  The lawsuit was settled in January 2010 by agreement between the parties.  We are also involved in several patent oppositions filed in the European Patent Office against certain of Bavarian Nordic’s patents covering certain aspects of MVA technology.  In each of the opposition proceedings, the subject patents have also been opposed by one or more additional parties, including Sanofi Pasteur, Transgene, Baxter, Virbac and Innogenetics.  These oppositions have resulted in the European Patent Office narrowing the claims in each of the contested Bavarian Nordic patents, and each is now subject to appeal proceedings before the Technical Board of Appeal of the European Patent Office.

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

Mr. El-Hibri has the ability to control the election of the members of our Board of Directors through his ownership interests in our significant stockholders. As of October 28, 2011, Mr. El-Hibri was the beneficial owner of approximately 27% of our outstanding common stock. Because Mr. El-Hibri has significant influence over the election of the members of our board, and because of his substantial control of our capital stock, Mr. El-Hibri will likely have the ability to delay or prevent a change of control of us that may be favored by other directors or stockholders and otherwise exercise substantial control over all corporate actions requiring board or stockholder approval, including any amendment of our certificate of incorporation or by-laws. The control by Mr. El-Hibri may prevent other stockholders from influencing significant corporate decisions and may result in conflicts of interest that could cause our stock price to decline.

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

Our stock price has been, and is likely to continue to be, volatile. From November 15, 2006, when our common stock first began trading on the New York Stock Exchange, through October 28, 2011 our common stock has traded as high as $27.00 per share and as low as $4.40 per share. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price of our common stock may be influenced by many factors, including:

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales or the perception in the market that the holders of a large number of shares intend to sell shares could reduce the market price of our common stock. For example, we have filed a registration statement that would permit us to issue up to $100 million in common stock.  Moreover, holders of an aggregate of approximately 8.8 million shares of our common stock outstanding as of October 28, 2011 have the right to require us to register these shares of common stock under specified circumstances.

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

Date: November 3, 2011

By: /s/  R. Don Elsey
R. Don Elsey
Sr. Vice President Finance, Chief Financial
Officer and Treasurer
(Principal Financial and Accounting Officer)

Date: November 3, 2011

EXHIBIT INDEX

Exhibit Number	Description
10.1#	Construction Loan Agreement, dated July 28, 2011, among Emergent BioSolutions Inc., Emergent Manufacturing Operations Baltimore LLC and PNC Bank, National Association
10.2#	Promissory Note, dated July 28, 2011, from Emergent BioSolutions Inc. to PNC Bank, National Association
10.3#	Loan and Security Agreement, dated August 3, 2011, among Emergent Manufacturing Operations Baltimore LLC, Emergent BioSolutions Inc. and PNC Equipment Finance, LLC
10.4#
Modification No. 14 to Contract No. 200-2009-30162, dated September 29, 2011, between Emergent BioDefense Operations Lansing LLC, formerly known as Emergent BioDefense Operations Lansing Inc., and the Centers for Disease Control and Prevention

10.5#
Modification No. 12 to Contract No. HHS0100200700037C, dated August 24, 2011, between Emergent BioDefense Operations Lansing LLC, formerly known as Emergent BioDefense Operations Lansing Inc., and the Department of Health and Human Services

10.6#†
Notice of Award Letter, dated September 30, 2011, from the Centers for Disease Control and Prevention to Emergent BioDefense Operations Lansing LLC awarding Solicitation 2011-N-13414 for Acquiring Doses of Anthrax Vaccine Absorbed (AVA)

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

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language):

(i)
Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2011 and September 30, 2010, (ii) Condensed Consolidated Balance Sheets at September 30, 2011 and December 31, 2010, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and September 30, 2010 and (iv) Notes to Consolidated Financial Statements.

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