Form 10-K
period 2011-12-31
Emergent BioSolutions Inc.
filed 2012-03-09
CIK 1367644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.
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

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of  June 30, 2011 was approximately $492 million based on the price at which the registrant’s common stock was last sold on that date as reported on the New York Stock Exchange.

As of February 29, 2012, the registrant had 36,014,773 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2012 annual meeting of stockholders scheduled to be held on May 17, 2012, which is expected to be filed with the Securities and Exchange Commission not later than 120 days after the end of the registrant’s fiscal year ended December 31, 2011, are incorporated by reference into Part III of this annual report on Form 10-K. With the exception of the portions of the registrant’s definitive proxy statement for its 2012 annual meeting of stockholders that are expressly incorporated by reference into this annual report on Form 10-K, such proxy statement shall not be deemed filed as part of this annual report on Form 10-K. BioThrax®, NuThrax™, PreviThrax™, Anthrivig™, Thravixa™, MVAtor™, SMIP™, SCORPIONTM, TRU-ADhanCeTM and Typhella™ are the registrant’s trademarks. Each of the other trademarks, trade names or service marks appearing in this annual report on Form 10-K are the property of their respective owners.

EMERGENT BIOSOLUTIONS INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

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

These forward-looking statements include, among other things, statements about:

▪	our ability to perform under our contracts with the U.S. government related to BioThrax® (Anthrax Vaccine Adsorbed), our FDA-approved anthrax vaccine, including the timing of deliveries;
▪	our plans for future sales of BioThrax, including our ability to obtain funding for existing procurement contracts with the U.S. government;
▪	our plans to pursue label expansions and other improvements for BioThrax;
▪	our ability to perform under our development contract with the U.S. government for our product candidate PreviThraxTM (Recombinant Protective Antigen Anthrax Vaccine, Purified);
▪
our ability to perform under our contract with the U.S. government to develop and obtain regulatory approval for large-scale manufacturing of BioThrax in Building 55, our large-scale vaccine manufacturing facility in Lansing, Michigan;

▪	our plans to expand our manufacturing facilities and capabilities;
▪	the rate and degree of market acceptance of our products and product candidates;
▪	the success of ongoing and planned development programs, preclinical studies and clinical trials of our product candidates and post-approval clinical utility of our products;
▪	our ability to identify and acquire or in-license products and product candidates that satisfy our selection criteria;
▪	our ability to successfully integrate and develop the products or product candidates, programs, operations and personnel of any entities or businesses that we acquire;
▪	the timing of and our ability to obtain and maintain regulatory approvals for our products and product candidates;
▪	our commercialization, marketing and manufacturing capabilities and strategy;
▪	our intellectual property portfolio; and
▪	our estimates regarding expenses, future revenues, capital requirements and needs for additional financing.

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this annual report, particularly in the “Risk Factors” section in Item 1A of this annual report on Form 10-K, that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

You should read this annual report, including the documents that we have incorporated by reference herein or filed as exhibits hereto, completely and with the understanding that our actual future results may be materially different from what we expect. We disclaim any obligation to update any forward-looking statements.

PART I

ITEM 1.                             BUSINESS

Overview.

We are a biopharmaceutical company focused on protecting and enhancing life by developing and manufacturing vaccines and therapeutics that are supplied to healthcare providers and purchasers for use in preventing and treating disease. We have two operating divisions: our Biodefense Division and our Biosciences Division. For financial reporting purposes, we operate in two business segments that correspond to these two operating divisions. For information for each of our business segments, see Note 24 to our Consolidated Financial Statements included in Item 8 of this annual report on Form 10-K.

Our Biodefense Division is directed to government-sponsored development and supply of countermeasures against potential agents of bioterror or biowarfare and targets the infectious disease anthrax. Our programs in this division include a pipeline of investigational product candidates and one marketed product, BioThrax® (Anthrax Vaccine Adsorbed), the only vaccine approved by the U.S. Food and Drug Administration, or FDA, for the prevention of anthrax disease. Operations in this division include biologics manufacturing, regulatory and quality affairs in support of BioThrax and a product development infrastructure in support of our investigational product candidates.

Our Biosciences Division is directed to commercial opportunities and targets oncology indications, including B-cell malignancies chronic lymphocytic leukemia, or CLL, and non-Hodgkin’s lymphoma, or NHL, as well as T-cell malignancies cutaneous T-cell lymphoma, or CTCL, and peripheral T-cell lymphoma, or PTCL; autoimmune and inflammatory disorders, or AIID, including rheumatoid arthritis, or RA, and systemic lupus erythematosus, or SLE; and infectious diseases such as tuberculosis, or TB. Our programs in this division include clinical and preclinical stage investigational product candidates and development programs for our platform technologies. Operations in this division include product development in support of our investigational product candidates, and manufacturing and related infrastructure initiatives in support of our technology platforms.

We fund our product development efforts through a variety of sources.  The primary source is reinvestment of internally generated cash flows, which are primarily a result of product sales of BioThrax to the U.S. government. A second source is financing from external sources, which offsets our development costs. In our Biodefense Division, our anthrax programs generally are substantially supported by funding from governmental agencies. In our Biosciences Division, our tuberculosis and influenza programs are supported in part by funding from governmental and non-governmental agencies and philanthropic organizations, and our most advanced AIID product candidate is being developed and commercialized by a large pharmaceutical company partner.

We have derived substantially all of our product revenues from sales of BioThrax to the U.S. Department of Health and Human Services, or HHS. We expect for the foreseeable future to continue to derive substantially all of our product revenues from the sale of BioThrax to U.S. government customers. Product revenues were $202.4 million in 2011, $251.4 million in 2010 and $217.2 million in 2009. We are focused on increasing sales of BioThrax to U.S. government customers, expanding the market for BioThrax to other international and domestic customers and pursuing ongoing BioThrax enhancements, including initiatives to secure a second label indication for post-exposure prophylaxis, or PEP, to extend the shelf life to five years and to optimize the general use prophylaxis, or GUP, schedule to a three dose primary series with boosters thereafter.

Contracts and grants revenues reflect development funds received through funding arrangements with governmental and non-governmental agencies and philanthropic organizations and from third party collaborators. Revenues from contracts and grants were $71.0 in 2011, $34.8 million in 2010 and $17.6 million in 2009. We continue to actively pursue additional government-sponsored development contracts and grants for our anthrax programs, and additional governmental and non-governmental agency and philanthropic organizational support for our tuberculosis and influenza programs.

We were incorporated as BioPort Corporation, or BioPort, under the laws of Michigan in May 1998 and commenced operations as BioPort in September 1998 through an acquisition from the Michigan Biologic Products Institute of rights to the marketed product, BioThrax, vaccine manufacturing facilities at a multi-building campus on approximately 12.5 acres in Lansing, Michigan and vaccine development and production know-how. In December 2003, we began a corporate reorganization in which we formed a new corporate parent, Emergent BioSolutions Inc., or Emergent, a Delaware corporation. In June 2004, we completed a corporate reorganization whereby Emergent issued shares of class A common stock to stockholders of BioPort in exchange for an equal number of outstanding shares of common stock of BioPort. As a result of this reorganization, BioPort became our wholly owned subsidiary which we subsequently converted to Emergent Biodefense Operations Lansing LLC. We have established additional subsidiaries, each primarily consisting of an operational component of our business, including, among others, manufacturing in Baltimore, Maryland, product development in Gaithersburg, Maryland, the United Kingdom, Germany and Singapore and research and product development in Seattle, Washington.

Scientific Background

Vaccines

The human body’s immune system provides protection against pathogens, such as bacteria and viruses, through immune responses that are generated by a type of white blood cell known as lymphocytes. Immune responses that depend on lymphocyte recognition of components of pathogens, called antigens, have two important characteristics. First, these immune responses are specific, which means that lymphocytes recognize particular antigens on pathogens. Second, these immune responses induce memory so that when the antigen is encountered again, the immune response to that antigen is recalled. Generally, there are two types of specific immune responses: humoral immune response and cell-mediated immune response. Humoral immunity is provided by proteins, known as antibodies or immune-globulins, which are produced by specific lymphocytes. Antibodies are effective in dealing with pathogens before the pathogens enter cells. Cell-mediated immunity is provided by lymphocytes that generally deal with threats from cells that are already infected with pathogens by directly killing infected cells or by interacting with other immune cells to initiate the production of antibodies or activating cells that kill and eliminate infected cells.

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

Monoclonal antibodies and antibody-like proteins

Traditional monoclonal antibodies. A monoclonal antibody, or mAb, is a therapeutic that provides an immediate protective effect. However, unlike immune globulins that can recognize and bind to multiple antigens, monoclonal antibodies are specific to a single antigen and are generally produced in cell culture rather than collected from humans. Monoclonal antibodies can be administered either intravenously or subcutaneously by intramuscular injection to patients. Similar to an immune globulin, use of a mAb is a form of passive immunization.

Antibody-like proteins. Similar to traditional monoclonal antibodies, antibody-like protein molecules target specific antigens or proteins that may be on the surface of a cell or to a soluble antigen that may be circulating in the vasculature.  When a therapeutic targeted to a particular cell surface antigen binds to its target protein, it can elicit particular biological effects that can include particular forms of cell killing or cell death or other effects just like a traditional monoclonal antibody.

B-cells. B-cells are a specific subset of lymphocytes and are important to the basic functioning of the body’s immune system by, among other things, producing antibodies that attack and kill bacteria and viruses circulating within the body, and helping recruit and coordinate other types of immune system cells to perform specialized functions in the body’s fight against disease and infection. When B-cells fail to appropriately distinguish between the body’s own cells, tissues or organs and foreign pathogens or proteins, the B-cells can mistakenly initiate an immune response against healthy cells that results in an autoimmune disorder that can lead to progressive disability, such as RA, SLE, multiple sclerosis, type 1 diabetes or Graves’ disease. In addition, when B-cells become malignant or otherwise multiply uncontrollably, they can result in cancers such as lymphomas, leukemias and myelomas. Our antibody-like therapeutic product candidates are designed to treat specific forms of cancer and AIID.  Our therapeutic product candidates are designed to treat these conditions by selecting, targeting and binding to B-cells, which are then removed by the immune system by cell killing or cell death.

T-cells. T-cells are another specific subset of lymphocytes and play an integral role in the immune system by directly killing cells that have been infected or by regulating the activity of other lymphoyctes.  When certain types of T-cells decrease, opportunistic infections may occur and when other subsets of T-cells are dysfunctional, autoimmune and inflammatory disorders may occur.  When T-cells become malignant, PTCL or CTCL results.  One of our clinical stage therapeutic candidates targets PTCL and CTCL, while other preclinical candidates target autoimmune and inflammatory disorders secondary to T-cell dysfunction.

Immune Globulins

Polyclonal antibodies, including immune globulins, can be used as therapeutics that provide an immediate protective effect.  Immune globulin therapeutics are normally made by collecting plasma from individuals who have contracted a particular disease or who have been vaccinated against a particular disease and whose plasma contains a mixture of protective antibodies. This mixture can be composed of antibodies that recognize and bind to different pathogen antigens or to different sites on a single antigen. These polyclonal antibodies are isolated by fractionation of the plasma, purified and then administered either intravenously or by intramuscular injection to patients. Because it normally takes several weeks for the immune system to generate antibodies after vaccination, immune globulins are used in situations in which it is not possible to wait for active immunization to generate the protective immune response. This use of immune globulins is therefore considered passive immunization.

Platform Technologies

SMIP™ (mono-specific humanized protein therapeutic). Our Small Modular ImmunoPharmaceutical, or SMIP, humanized fusion protein therapeutics are mono-specific, single-chain antibody-like proteins that bind to specific protein targets such as surface proteins on B-cells. Our current clinical stage SMIP product candidates target either CD20 or CD37, two proteins found on B-cells. SMIP therapeutics are made up of an effector domain, a hinge domain and a binding domain. The effector domain can be designed to elicit a specific biological activity, the hinge domain can be varied to tune the strength of the response, and the binding domain recognizes and attaches to the specific antigen target. Using proprietary technology, we custom assemble SMIP proteins through the selection of binding domains that meet predetermined therapeutic criteria for specific diseases, along with hinge and effector domains selected to amplify desired activity. Although they function in the same manner as antibodies, SMIP proteins have some different characteristics. In particular, SMIP therapeutics are significantly smaller than whole antibodies. In addition, when engaging cell surface targets, SMIP proteins are capable of bringing together cell surface molecules with binding domains that are closer together than typically possible with monoclonal antibodies. The structural format of SMIP proteins also permits them to be engineered with a range of distances between the binding domains. We believe these molecules may have therapeutic applications in AIID, oncology and other high unmet needed areas.

SCORPION™ (multi-specific protein therapeutic). Like SMIP proteins, SCORPION molecules are protein therapeutics that we custom assemble using either single or dual chain proteins, and consist of an effector domain, a hinge domain and a binding domain. However, SCORPION therapeutics are different from SMIP proteins in that they have a second binding domain, which enables them to bind to multiple targets simultaneously. We believe this multi-specific feature could allow SCORPION therapeutics to generate multiple synergistic biological activities. We believe these molecules may have therapeutic applications in AIID, oncology, infectious diseases and other high unmet need areas.

TRU-ADhanCe™ (manufacturing technology). Antibody-dependent cellular cytotoxicity, or ADCC, is an important mechanism of cell killing in certain oncology and AIID indications. We believe TRU-ADhanCe technology can potentially enhance the ADCC potency of immunopharmaceutical product candidates by greater than an order of magnitude. In contrast to existing ADCC enhancement approaches that impose product development challenges, TRU-ADhanCe is a simple proprietary manufacturing methodology that is designed to achieve a desired change in glycosylation structures, which are the carbohydrate chains attached to proteins that affect protein function. We believe use of this technology may increase a product’s biological activity while requiring no change to its amino acid sequence and no change to its manufacturing cell line.

MVAtor™ (modified vaccinia virus Ankara vector). Our modified vaccinia Ankara, or MVA, platform technology is based on rights to use MVA to develop and produce viruses and virus products, including recombinant viral vectors, that we license from a third party. We believe MVAtor could potentially be used as a viral vector for delivery of multiple vaccine antigens for different disease-causing organisms using recombinant technology. We are currently exploring potential product candidates based on MVAtor.

Products

Our Biodefense segment focuses on vaccines and antibody therapies for use against the infectious disease anthrax. Our Biosciences segment focuses on vaccines and antibody therapies for use against infectious diseases and protein therapies to treat certain types of autoimmune and inflammatory disorders and cancer.

The following table summarizes key information about BioThrax and our clinical stage product candidates for which we currently are pursuing development. We currently hold commercial rights to BioThrax and each of the product candidates listed below.

Disease	Product or Product Candidate	Description	Development Stage
Infectious Diseases:
Anthrax	BioThrax	Only FDA-approved vaccine for pre-exposure prevention of anthrax disease	Marketed
	BioThrax PEP	BioThrax as a post-exposure prophylaxis	Phase III
	NuThrax*	Pre-exposure prophylactic vaccine	Phase I
	PreviThrax*	Pre/post-exposure prophylactic vaccine	Phase II
	Anthrivig*	Human immune globulin therapeutic	Phase II
	Thravixa*	Fully human monoclonal antibody therapeutic	Phase I
Tuberculosis	MVA-85A	Prophylactic recombinant TB vaccine	Phase II
AIID:
Rheumatoid Arthritis	SBI-087	Humanized anti-CD20 SMIP therapeutic	Phase II
Systemic Lupus Erythematosus	SBI-087	Humanized anti-CD20 SMIP therapeutic	Phase I
Cancer:
Chronic Lymphocytic Leukemia	TRU-016	Humanized anti-CD37 SMIP therapeutic	Phase II
Non-Hodgkin's Lymphoma	TRU-016	Humanized anti-CD37 SMIP therapeutic	Phase I
Peripheral T-cell Lymphoma Cutaneous T-cell Lymphoma	Zanolimumab	Humanized anti-CD4 monoclonal antibody therapeutic	Phase I
	Zanolimumab	Humanized anti-CD4 monoclonal antibody therapeutic	Phase II

* We currently intend to rely on the FDA animal rule in seeking marketing approval for these programs. Under the animal rule, if human efficacy trials are not ethical or feasible, the FDA can approve drugs or biologics used to treat or prevent serious or life threatening conditions caused by exposure to lethal or permanently disabling toxic chemical, biological, radiological or nuclear substances based on human clinical data demonstrating safety and immunogenicity and evidence of efficacy from appropriate animal studies and any additional supporting data. For more information about the FDA animal rule, see “Government Regulation — Clinical Trials”, in this Item 1.

We are also developing preclinical product candidates including an influenza vaccine and additional protein therapeutics in our SMIP and SCORPION pipelines.  In August 2010, we formed a joint venture with a Singaporean entity to develop, manufacture, and commercialize a multivalent, cross-protective human vaccine to protect against influenza caused by a broad range of circulating H5 influenza strains.  Our SMIP and SCORPION protein therapeutics in preclinical development include ES301 (anti-CD3 SMIP protein), X2 (anti-CD86 x IL-10 SCORPION protein) and T-Scorp molecules targeted for solid organ transplant, inflammatory bowel disease, solid tumors and RA.

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

The results of a clinical trial are statistically significant if they are unlikely to have occurred by chance. We determined the statistical significance of clinical trial results based on a widely used, conventional statistical method that establishes the p value of the results. Under this method, a p value of 0.05 or less represents statistical significance in most trials.  Statistical significance is required of trials for both vaccine and therapeutic products.

For vaccines, the immune responses observed in a group of vaccine trial participants can be compared with those observed in other groups of trial participants or with an assumed response rate. Immunogenicity alone does not establish efficacy for purposes of regulatory approval. Immunogenicity data only provide indications of potential efficacy and may not be required nor sufficient to enable a product candidate to proceed to Phase II or later stages of clinical development. Phase I clinical trials may be required to establish the safety of a product candidate, not its immunogenicity, before Phase II clinical trials may begin.

For AIID therapeutic products, response based on composite scores has typically been acceptable for Phase III clinical trials and regulatory approval. For oncology therapeutic products, the primary clinical endpoint is frequently the overall response rate in early phase trials. Later stage trials require progression and overall survival as clinical endpoints.

Infectious Diseases

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

Cutaneous anthrax, although rare in the United States, is the most common type of naturally acquired anthrax. Cutaneous anthrax is typically acquired through contact with contaminated animals and animal products. The fatality rate for untreated cases of cutaneous anthrax is estimated to be approximately 5% - 20% and less than 1% with antibiotic treatment.

Gastrointestinal anthrax is a rare form of anthrax. Gastrointestinal anthrax is generally acquired through the consumption of meat and other food products contaminated with anthrax spores. The fatality rate of gastrointestinal anthrax is unknown, but is estimated to be 25% - 60%.

Inhalational anthrax is the most lethal form of anthrax. We believe that aerosolized anthrax spores are the most likely method to be used in a potential anthrax bioterrorism attack. Inhalational anthrax has been reported to occur from one to 43 days after exposure to aerosolized spores. Initial symptoms of inhalational anthrax are non-specific and may include sore throat, mild fever, cough, malaise, or weakness, lasting up to a few days. After a brief period of improvement, the release of anthrax toxins may cause an abrupt deterioration in the health of the infected person, with the sudden onset of symptoms, including fever, shock and respiratory failure as the lungs fill with fluids. Hemorrhagic meningitis is common. Death often occurs within 24-36 hours of the onset of advanced respiratory complications. Prior to 2001, the fatality rate for untreated inhalational anthrax was estimated to be between 85% and 97%.  With antibiotics the fatality rate is estimated to be 75%.  The fatality rate for inhalational anthrax cases in 2001, with intensive therapy, was 45%.

Market opportunity and current treatments. To date, the principal customer for anthrax medical countermeasures has been the U.S. government, specifically HHS and the U.S. Department of Defense, or DoD. Most U.S. government spending on biodefense programs is in the form of development funding from the National Institute of Allergy and Infectious Disease, or NIAID, the Biomedical Advanced Research and Development Authority, or BARDA, and the DoD (including the Defense Advanced Research Projects Agency, or DARPA), and procurement of countermeasures by BARDA, the Centers for Disease Control, or CDC, and the DoD. The U.S. government is the largest source of funding for academic institutions and biotechnology companies conducting biodefense research or developing vaccines and therapeutics directed at potential agents of bioterror or biowarfare.

The Project BioShield Act of 2004, or Project BioShield, authorizes expedited procurement of biomedical countermeasures against chemical, biological, radiological and nuclear attacks and related products. Project BioShield initially provided appropriations of $5.6 billion to be expended over ten years into a special reserve fund for procurement of countermeasures for the Strategic National Stockpile, or SNS. BARDA is one of the government agencies responsible for awarding procurement contracts for biomedical countermeasures.  BARDA also provides development funding for advanced research and development in the biodefense arena. Appropriation funding for BARDA has been provided by annual appropriations by Congress. Congress also has appropriated annual funding for the CDC for the procurement of medical assets and countermeasures for the SNS and for NIAID to conduct biodefense research. This appropriation funding has been in addition to amounts available under Project BioShield for chemical, biological, radiological and nuclear countermeasures, and provides funding for activities related to public health emergencies and infectious diseases.

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

The only FDA-approved vaccine for pre-exposure prophylaxis against anthrax disease is BioThrax. The only FDA-approved products for post-exposure prophylaxis, or PEP, against anthrax disease are antibiotics, which are typically administered over a 60-day period. Antibiotics are effective against anthrax post-exposure by killing the anthrax bacteria before the bacteria can release anthrax toxins into the body. However, antibiotics are not effective against anthrax toxins once the toxins are present in the body. Antibiotics also are ineffective against anthrax spores that are in the body and that remain dormant following exposure. Anthrax spores may remain in the body for extended periods, which can potentially germinate into anthrax bacteria after antibiotic treatment has ended and lead to infection and disease. Infection may also occur if patients do not adhere to the prolonged course of antibiotic treatment or are not able to remain on antibiotics for extended periods of time.  In addition, antibiotics may not be effective against antibiotic resistant strains of anthrax. Because of these limitations, the CDC has recommended administering BioThrax in combination with antibiotics under an investigational new drug, or IND, application with informed consent of the patient as a PEP against anthrax disease as an emergency public health intervention. BioThrax may also be administered in a post-exposure setting without informed consent under an Emergency Use Authorization, or EUA, which can be issued in the event of a declared emergency by the commissioner of the FDA.

BioThrax and BioThrax Related Programs

BioThrax. BioThrax is the only FDA-approved vaccine for the prevention of anthrax disease. It is approved by the FDA as a pre-exposure prophylaxis for use in adults who are at high risk of exposure to anthrax spores. BioThrax is manufactured from a sterile culture filtrate, made from a non-virulent strain of Bacillus anthracis. Based on its current product labeling, BioThrax is administered by intramuscular injection in five doses over an 18-month period, with an annual booster dose recommended thereafter. After the initial dose, four additional doses are given at one, six, 12 and 18 months. BioThrax includes Alhydrogel™ as an adjuvant. BioThrax is not currently approved as a PEP. Following the October 2001 anthrax letter attacks, however, the CDC provided BioThrax under an IND protocol for administration as a PEP on a voluntary basis to Capitol Hill employees and certain others who may have been exposed to anthrax.

As with any pharmaceutical product, the use of vaccines carries a risk of adverse health effects that must be weighed against the expected health benefit of the product. The adverse reactions that have been associated with the administration of BioThrax are similar to those observed following the administration of other adult vaccines and include local reactions, such as redness, swelling and limitation of motion in the inoculated arm, and systemic reactions, such as headache, fever, chills, nausea and general body aches. In addition, some serious adverse events have been reported to the vaccine adverse event reporting system, or VAERS, database maintained by the CDC and the FDA with respect to BioThrax. The report of any such adverse event to the VAERS database is not proof that the vaccine caused such an event. These putative serious adverse events, including diabetes, heart attacks, autoimmune disorders, Guillain-Barre syndrome, lupus, multiple sclerosis, lymphoma and death, have not been causally linked to the administration of BioThrax.

BioThrax Related Programs

▪
Extended expiry dating. In June 2009, we received approval from the FDA of our supplemental biologics license application, or sBLA, to extend the expiry dating of BioThrax from three years to four years, which will allow BioThrax to be stockpiled for a longer period of time.  In follow up to that, in December 2010, we submitted to the FDA a new sBLA to extend the expiry dating of BioThrax from four year to five years, which would further extend the length of time BioThrax may be stockpiled.  In February 2011, the FDA issued a complete response letter indicating that the submitted data are not adequate to support a five year expiry.  We are currently evaluating our response to the FDA.

▪
Optimized dosing schedule for general use prophylaxis (GUP). In February 2010, we submitted a BLA efficacy supplement to the FDA to change the BioThrax dosing schedule from the current 0-, 1-, 6-, 12- and 18-month schedule with annual boosters to a 0-, 1- and 6-month schedule with triennial boosters. The BLA supplement was primarily based on data from a clinical trial completed by the CDC in December 2009 to evaluate whether as few as three doses of BioThrax administered over six months, with booster doses up to three years apart, would confer an adequate immune response

According to the statistical analysis plan of the trial, a switch in the dosing schedule would be justified by demonstrated non-inferiority of immune response of groups with a modified vaccination schedule as compared to the original approved schedule. The primary endpoints for comparison to determine non-inferiority were (1) geometric mean antibody titer, or GMT, (2) geometric mean antibody concentration, or GMC, and (3) the proportion of subjects achieving 4-fold increase in antibody titer after vaccination. Non-inferiority had to be demonstrated for all primary endpoints in order to support the use of specific regimens. In accordance with applicable regulatory guidance and the FDA’s recommendations to the CDC on trial design, all non-inferiority tests were done at the 0.025 significance level to insure that results were not due to random variation. A conclusion of non-inferiority, to be accepted by the FDA, required that the upper limits of 95% confidence intervals be less than 1.5 for GMT and GMC ratios and less than 0.1 for differences in proportions of subjects achieving 4-fold increase in antibody titer.

In this trial, the immunogenicity for groups with a modified vaccination schedule were all non-inferior to the group with the original approved schedule for all primary endpoints. Additionally, the intramuscular route of administration resulted in significantly fewer adverse events when compared to the subcutaneous route for six of the eight solicited local (injection site) adverse events: warmth, tenderness, erythema, swelling, bruising and itching. Intramuscular administration resulted in a shorter duration of the adverse event than subcutaneous administration for the same six solicited adverse events. Few statistically significant differences were detected in the occurrence of systemic adverse events between the intramuscular treatment groups and the subcutaneous treatment group.

In November 2010, the FDA sent us a complete response letter to our BLA efficacy supplement stating that it could not be approved on the basis of the BLA efficacy supplement as submitted. We had an informal meeting with the FDA in July 2011 to discuss steps necessary for approval. Based on the discussion, in November 2011, we submitted a complete response to the FDA’s letter, supporting a three dose primary vaccination series followed by boosters thereafter.

▪
Second label indication to include PEP. We plan to seek approval of BioThrax as a PEP against anthrax disease, to be administered in combination with the approved course of antimicrobial therapy in persons 18 to 65 years of age. In February 2007, the FDA granted Fast Track designation for BioThrax as PEP against anthrax disease.  In October 2007, we completed a human clinical trial of BioThrax for the PEP indication using the anticipated dosing schedule of three doses of BioThrax given two weeks apart. The data from that trial, in combination with data from our non-clinical studies, were used to design our anticipated pivotal human clinical trial. We submitted our proposal for this trial to the FDA in May 2008. Based on an initial meeting with the FDA, we conducted additional studies employing the FDA animal rule to demonstrate efficacy of BioThrax in an anthrax post-exposure setting. These additional non-clinical studies included a confirmatory study in non-human primates for pre-exposure general-use prophylaxis, or GUP, which we completed in September 2009. We conducted these non-clinical studies to determine the immune correlate of protection and proof-of-concept that BioThrax is protective in a post-exposure setting. Previously completed proof-of-concept PEP model studies conducted by NIAID and the U.S. Army Medical Research Institute of Infectious Diseases, or USAMRIID, also demonstrated the efficacy of BioThrax by establishing statistically significant increases in survival rates for rabbits treated with all dose amounts of BioThrax in combination with antibiotics compared to rabbits treated with antibiotics alone.

In November 2010, a Vaccines and Related Biological Products Advisory Committee, or VRBPAC, was convened to discuss the pathway to licensure for protective antigen-based anthrax vaccines for a PEP indication (for the prevention of disease caused by residual B. anthracis spores in exposed individuals who have received full course antibiotics) using the animal rule. The VRBPAC agreed with an FDA-proposed strategy for bridging animal protection data to humans for protective antigen-based anthrax vaccines for a PEP indication using appropriately designed GUP studies. In November 2011, we initiated a pivotal immunogenicity and safety study to evaluate a three-dose vaccination schedule of BioThrax for the PEP indication. We believe that the data from our non-clinical efficacy studies such as our GUP studies and proof-of-concept PEP studies, together with pivotal data on human immunogenicity and noninterference of the vaccine with antimicrobials, will be sufficient to support the filing of a BLA supplement with the FDA for marketing approval of BioThrax for the PEP indication. Our development efforts to obtain approval of BioThrax as a PEP are supported in part with funding from BARDA. In December 2011, we entered into an extension of our contract with BARDA through June 2012. BARDA is reviewing a proposal to extend the contract through PEP licensure.

▪
NuThrax™ (Anthrax Vaccine Adsorbed containing CPG 7909 Adjuvant). We are developing NuThrax, a product candidate based on BioThrax combined with CPG 7909, an adjuvant that we license from Pfizer Inc., or Pfizer, in part with funding from NIAID and BARDA. We anticipate that NuThrax will, among other things, require fewer doses to produce a sufficient protective immune response, or elicit an enhanced immune response. We obtained additional U.S. government funding through a NIAID award in August 2010 to supplement the further development of NuThrax, including activities related to manufacturing and stability studies of Phase II clinical trial lots, process characterization and assay validation, and clinical trial preparation. The award also contains additional optional funding from NIAID for milestone-based activities for continued stability testing of Phase II clinical trial lots, non-clinical studies and a Phase II clinical trial to evaluate safety and immunogenicity of this product candidate, which we expect to begin in 2012.

In collaboration with us, Coley Pharmaceuticals, the owner of CPG 7909 before its sale to Pfizer, conducted a double-blind Phase I clinical trial of BioThrax combined with CPG 7909 that was funded by DARPA. That trial, which was completed in 2005 and involved 69 healthy volunteers, was designed to evaluate the safety and immunogenicity of this product candidate compared to BioThrax alone and to CPG 7909 alone. In this Phase I trial, the product candidate was administered in three doses by intramuscular injection at two week intervals and elicited an enhanced immune response. The immunogenicity parameters for this trial were the mean peak antibody concentration and the median time to achieve mean peak immune response in trial participants who received BioThrax combined with CPG 7909 as compared to trial participants who received BioThrax alone. In this trial, the mean peak concentration of antibodies to anthrax protective antigen in participants who received the product candidate was approximately 6.3 times higher than in participants who received BioThrax alone. This result was statistically significant, with a p value of less than 0.001. Participants who received BioThrax alone achieved a mean peak geometric anti-PA IgG concentration approximately 42.5 days after first injection. Participants who received BioThrax combined with CPG 7909 achieved this same mean antibody concentration 21 days after the first injection. This result was statistically significant, with a p value of less than 0.001. In this trial, there was a higher frequency of moderate injection site reactions and systemic adverse events in the volunteers who received the product candidate as compared to volunteers who received BioThrax alone or CPG 7909 alone. One volunteer withdrew from this trial because of an adverse event. There were no serious adverse events reported that the trial investigators considered related to the product candidate, to BioThrax or to CPG 7909.

In August 2010, we obtained additional U.S. government funding through a NIAID award to supplement the further development of NuThrax, including activities related to manufacturing and stability studies of Phase II clinical trial lots, process characterization and assay validation, and clinical trial preparation. The award also contains additional optional funding from NIAID for milestone-based activities for continued stability testing of Phase II clinical trial lots, non-clinical studies and a Phase II clinical trial to evaluate safety and immunogenicity of this product candidate, which we expect to begin in the first quarter of 2012.

In December 2010, we initiated a parallel arm dose-ranging Phase I clinical trial designed to evaluate the safety, tolerability and immunogenicity of NuThrax. The trial was conducted in multiple sites within the United States and involves 105 healthy volunteers. Preliminary data from this study confirmed previous data which indicate superiority of NuThrax over BioThrax. We are currently preparing the clinical study report.

Additional Anthrax Product Candidates

▪
PreviThrax™ (Recombinant Protective Antigen Anthrax Vaccine, Purified). We are developing a recombinant anthrax vaccine, based on original development work at USAMRIID. This vaccine, PreviThrax, contains purified recombinant protective antigen, or rPA, formulated with an aluminum hydroxide adjuvant and is designed to induce antibodies that neutralize anthrax toxins in a manner similar to BioThrax. PreviThrax has been evaluated in one Phase II clinical trial, but this trial did not achieve statistically significant results due to product stability issues. We believe that future trials will not be adversely affected by similar stability concerns. In September 2010, BARDA awarded us a contract valued at up to approximately $187 million to fund development activities related to process characterization and assay validation, as well as formulation and stability studies, with potential milestone-based options for completion of a Phase II clinical trial and non-clinical efficacy studies, process validation and consistency lot manufacture. We have completed several formulation studies and have initiated additional studies designed to determine the optimal dose presentation for PreviThrax.

▪
Anthrivig™ (Human Anthrax Immune globulin). We are developing Anthrivig, a human anthrax immune globulin, or AIG, therapeutic product candidate, which is a polyclonal antibody therapeutic, designed as a treatment for patients who have been exposed to anthrax spores and who present with symptoms of anthrax disease. We expect that, if approved, Anthrivig would be prescribed as an intravenous infusion in conjunction with a regimen of antibiotics. We are developing Anthrivig using plasma produced by healthy donors who have been immunized with BioThrax.

NIAID has previously provided us grant and contract funding for a combination of initiatives, including studies designed to assess the tolerability, pharmacokinetics and efficacy of this product candidate in non-clinical studies, the development and validation of product assays, and a human clinical trial to evaluate safety and pharmacokinetics. In March 2009, we commenced a Phase I/II dose-escalation trial to evaluate the safety and pharmacokinetics of Anthrivig in 125 healthy human volunteers. We completed dosing in July 2010 and completed subject follow-up in October 2010. The final clinical study report was completed in April 2011 and filed with the FDA in June 2011. The study findings indicated that Anthrivig was safe and that exposure was proportional to dose. All activities under the NIAID contract have been completed. In November 2010, BARDA requested that we submit a full proposal for late-stage development of Anthrivig, including all development activities through license. We submitted our proposal in January 2011 and BARDA has since indicated that it is evaluating its funding priorities. We are currently evaluating our future development efforts for this product candidate.

▪
Thravixa™ (Fully Human Anthrax Monoclonal Antibody). We are developing Thravixa, a human monoclonal antibody therapeutic product candidate as an intravenous treatment for patients who present with symptoms of inhalational anthrax disease. Thravixa's development has been funded in part by BARDA and NIAID to support efficacy testing in non-clinical studies, the establishment of a current good manufacturing practices, or cGMP, manufacturing process and initial clinical evaluation. In August 2010, we commenced a randomized, double-blind, placebo-controlled, dose escalation Phase I clinical trial involving 50 healthy volunteers, designed to evaluate the safety and pharmacokinetics of Thravixa. Dosing was completed in the first quarter of 2011 and subject follow-up was completed in the second quarter of 2011. We are currently preparing the final clinical study report.  We are currently evaluating our future development efforts for this product candidate.

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

Prevalence, market opportunity and current treatment. According to the WHO, approximately one third of the world’s population is currently infected with tuberculosis. One of ten people infected will develop the active form of the disease during their lifetime. A majority of TB cases occur in individuals between the ages of 25 to 54 years. Between 1.2 million and 1.5 million people die annually worldwide with between 8.5 and 9 million new cases developing each year. The economic impact of TB in high-disease burden countries is significant. Bacille Calmette Guerin, or BCG, introduced in 1921, is currently the only available vaccine against tuberculosis. BCG is administered to infants throughout the developing world and in certain countries in the developed world. However, BCG provides only variable protection against tuberculosis and is not sufficiently effective in adults.  According to a 2006 BioVentures for Global Health Report, the global tuberculosis vaccine market is expected to equal approximately $800 million annually by 2021.

Standard TB treatment involves a six to nine month treatment regimen with a combination of three or four antibiotic agents. These drugs are reasonably effective but poorly tolerated. Low patient compliance has contributed to the emergence of multi-drug resistant TB strains, or MDR-TB, and extensively-drug resistant strains, or XDR-TB. MDR-TB does not respond to the standard treatment using first-line drugs, such as isoniazid and rifampicin. Treatment of MDR-TB can last up to two years with drugs that produce more side effects and are more expensive than first-line drugs. According to the WHO, each year up to an estimated 290,000 new MDR-TB cases occur, with an annual prevalence of 650,000 MDR-TB cases and an estimated 150,000 deaths recorded worldwide as a result of MDR-TB infections. XDR-TB is caused by bacteria resistant to most of the effective drugs used to treat TB, including, for example, isoniazid, rifampicin, fluoroquinolone, and any of the second-line anti-TB injectable drugs, such as amikacin, kanamycin or capreomycin. As a result, XDR-TB is extremely difficult to treat. There are an estimated 25,000 new XDR-TB cases annually worldwide. By March 2010, XDR-TB cases had been confirmed in more than 58 countries and in all regions of the world. XDR-TB cases resistant to all commonly used TB drugs have been confirmed in India, Italy and Iran. The mortality rates associated with these strains can approach 100%. The emergence of MDR-TB and XDR-TB strains of Mycobacterium tuberculosis complicates treating the infection, indicating that a vaccine may be the most appropriate countermeasure for controlling TB.

Tuberculosis vaccine. Our tuberculosis vaccine product candidate, designated as MVA85A, uses the attenuated, or weakened, MVA virus, as a vaccine platform.  MVA is an attenuated strain of vaccinia virus, the small pox vaccine, which does not replicate in mammalian cells.  MVA is used as a vector, or carrier, to present antigen 85A to the immune system. Antigen 85A is a major antigen from Mycobacterium tuberculosis, which forms part of the antigen 85 complex. Antigen 85A is highly conserved among all mycobacterial species and is present in all strains of BCG, suggesting that antigen 85A should elicit a strong immune response in individuals vaccinated with BCG.

The clinical development of MVA85A is focused on the production of an effective TB vaccine for use in infants, adolescents, and HIV-infected adults and is intended to boost the immunity induced by a previous BCG vaccination. We in-license the commercial rights to our tuberculosis vaccine from the Oxford-Emergent Tuberculosis Consortium, or OETC.

To date, a total of fifteen Phase I and four Phase II clinical trials of MVA85A have been completed or are ongoing in the United Kingdom, South Africa, Senegal and Gambia. A total of 297 healthy adults, 12 adolescents, 24 children and 251 infants have been immunized in the completed trials and 68 adults (including subjects with TB and/or HIV) and 1,399 infants have been immunized in the ongoing studies. The trials have evaluated and are evaluating the safety and immunogenicity of various intradermal doses of MVA85A, first in healthy adults, both BCG-vaccinated and BCG-naive, and then also in special populations such as infants, adolescents and TB/HIV-infected adults. The key findings from these clinical trials to date are that the MVA85A vaccine is well tolerated, with no significant safety concerns, and previous vaccination with BCG does not affect the safety profile. Additionally, MVA85A is effective at increasing cellular immune responses to antigen 85A in individuals previously vaccinated with BCG.

A Phase IIb trial in infants commenced in South Africa in the first half of 2009. This trial is a double-blind, randomized placebo-controlled single site study to evaluate MVA85A for safety, immunogenicity and prevention of TB disease in BCG-vaccinated, HIV-negative infants. The primary endpoint is safety with secondary endpoints of efficacy and immunogenicity. This trial has enrolled 2,797 infants and is expected to report preliminary data in 2012.

A Phase IIb trial in HIV-infected adults commenced in the second half of 2011. This trial is a double-blind, randomized placebo controlled study to evaluate MVA85A for safety, immunogenicity and prevention of TB disease in 1,400 HIV positive adults with no evidence of active TB disease for prevention of TB disease.  The primary endpoint is prevention of TB disease.  The trial is being conducted in Senegal and South Africa and enrollment is underway.

Autoimmune and Inflammatory Disorders

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

Prevalence, market opportunity and current treatment. According to a 2012 DecisionResources report, by 2020 RA is estimated to effect approximately 5.6 million people in the United States, Japan and the five major European markets.  The same report estimated that sales in these seven major markets surpassed $10 billion in 2010 and will equal approximately $13 billion in 2020. Notwithstanding the administration of currently available treatments, approximately two-thirds of the RA patient population experiences pain, stiffness and fatigue on a daily basis. As a result, we believe that there is a large unmet medical need in the RA patient population for an effective drug therapy.

Initially, a patient presenting symptoms of RA is typically prescribed non-steroidal anti-inflammatory drugs, or NSAIDS. As the disease progresses, the RA patient may be prescribed a regimen of disease modifying anti-rheumatic drugs, or DMARDS, an anti-tumor necrosis factor, or anti-TNF, or other biologics. Most biologics currently on the market for RA attempt to block the activity of immune system cytokines, which are chemical messengers thought to be associated with the autoimmune reactions, joint inflammation and bone damage characteristic of RA. Biologics are typically administered to patients with moderate to severe RA who need therapy in addition to NSAIDS or DMARDS. There are a variety of biological agents approved for treatment of RA.  These therapeutics are directed against a number of different targets.  Anti-TNF biologics include Remicade® (Infliximab Injection), Enbrel® (Etanercept Injection), Humira® (Adalimumab) and Cimzia® (Certolizumab Pegol). Other biologics target IL-1, such as Kineret® (Anakinra), co-receptors on T-cells, such as, Orencia® (Abatacept), IL-6 such as Actemra® (Tocilizumab) and CD20, such as Rituxan® (Rituximab Injection).

SBI-087 for RA. SBI-087 is a humanized, CD20-directed SMIP product candidate for the treatment of RA and SLE. Preclinical trials conducted by Pfizer, our partner in the development of SBI-087, evaluated the pharmacokinetics and pharmacodynamics of SBI-087 following a single intravenous dose. Administration of SBI-087 in preclinical trials resulted in dose-dependent B-lymphocyte depletion in peripheral blood and lymphoid tissues that was greater and longer in duration in SBI-087-treated groups compared with Rituximab.

Under the terms of our agreement with Pfizer, Pfizer has commenced two clinical trials of SBI-087 for the treatment of RA. The first is a Phase II randomized, placebo-controlled, double-blind, parallel-group, 200 subject outpatient dose regimen-finding trial in which patient dosing commenced in December 2009, with final data anticipated in 2012. The second is an escalating, single dose Phase I trial of SBI-087 for RA to assess the pharmacokinetic and pharmacodynamic attributes of SBI-087 in the Japanese population.  This trial is being conducted in preparation for potentially seeking regulatory approval of SBI-087 in Japan.

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

Prevalence, market opportunity and current treatment. According to a 2012 Decision Resources Report, drug sales for the treatment of SLE totaled approximately $300 million in 2010 across the United States, Japan and the five major European markets and are expected to exceed $2 billion across these seven major markets by 2020. The first new protein therapeutic drug to treat SLE in over 40 years was approved in 2011. We believe that there is a significant unmet medical need in the SLE patient population as SLE patients have a death rate three times higher than that of the general population despite the fact that most patients are young and middle-aged individuals.  Current drug therapies are predominantly palliative in nature and are targeted to the patient’s specific symptoms. Different medications are used to treat specific manifestations of SLE. Treatments include acetaminophen and/or NSAIDs, immunosuppressants such as methotrexate and cylcophosphamide, corticosteroids such as methylprednisolone, and antimalarials such as hydroxychloroquine.

SBI-087 for SLE.  Under the terms of our agreement with Pfizer, Pfizer is conducting a 30 subject Phase I clinical trial of SBI-087 for SLE. This trial is an escalating, single dose pharmacokinetics study and pharmacodynamics trial evaluating intravenous and subcutaneous dosing of SBI-087. Patient dosing is completed and follow-up is ongoing.

Oncology

B-cell Malignancies: Chronic Lymphocytic Leukemia and Non-Hodgkin’s Lymphoma

Disease overview. B cells and T cells are the two major types of lymphocytes responsible for defending the body against infection. Lymphocytic malignancies arise when these cells multiply uncontrollably. CLL is a type of cancer affecting the blood and bone marrow. It is a slowly progressing disease and in most patients the abnormal proliferating lymphocytes are clonal B cells arrested in the differentiation pathway between pre B cells and mature B cells. NHL is a diverse group of lymphocytic malignancies, approximately 85% of which are B-cell malignancies.

Prevalence, market opportunity and current treatment. According to a 2011 Decision Resources report, CLL is estimated to afflict approximately 101,000 people in the United States. Approximately 19,000 new cases of CLL are diagnosed each year in the United States according to Decision Resources. About 59,000 people in the United States are expected to be newly diagnosed with NHL in 2012 according to the Decision Resources. Total reported worldwide sales of Rituxan®, one of the most commonly used biologics in the treatment of CLL and NHL, surpassed $967 million for CLL and $4.1 billion for NHL in 2010.

While available CLL and NHL therapies include chemotherapy, radiation therapy, surgery and bone and stem cell transplantation, biologics have become the standard of care to treat these cancers. For the treatment of CLL, there are a number of chemotherapeutics and monoclonal antibodies. Campath® is a CD52-targeted antibody indicated for CLL. Treanda®, a cytotoxic, is also indicated for CLL. Depending upon the nature of the patient’s tumor, the chemotherapeutic agent fludarabine in combination with Rituxan®, or the combination of fludarabine, the chemotherapeutic agent cyclophosphamide and Rituxan® are currently the most effective combinations for the treatment of CLL. Biologic therapies for NHL include antibodies such as Rituxan®/Mabthera, Bexxar®, Zevalin® and Arzerra®. These therapies all target CD20 on B-cells.

TRU-016 for treatment of B-cell malignancies. Our TRU-016 program is focused on the development of a novel therapy for B-cell malignancies such as CLL and NHL. Specifically, TRU-016 is a SMIP directed at the CD37 antigen on the surface of both normal and malignant B-cells. CD37 is found at high levels on B-cells and at lower levels on a subpopulation of T-cells and myeloid cells, which could potentially avoid off-target toxicity. Experiments suggest that CD37 plays an important role in B-cell regulation.  TRU-016 uses a different mechanism of action than CD20-directed therapies and targets a different cell surface receptor. As a result, we believe its novel design may provide patients with improved therapeutic options and enhanced efficacy when used alone or in combination with chemotherapy or other CD20-directed therapeutics. Preclinical data have demonstrated that TRU-016 induced potent ADCC, a form of cell death mediated by antibodies, and potent apoptosis, or direct programmed cell death, in in vitro studies with primary CLL cells. In addition, combination therapy with a CD37-directed SMIP, a close analogue of TRU-016, and Rituxan® has shown greater preclinical efficacy in decreasing tumor size and prolonging survival than either therapy alone. In August 2009, Trubion Pharmaceuticals, Inc., or Trubion, predecessor to Emergent, and Facet Biotech Corp., predecessor to Abbott Biotherapeutics Corp., an affiliate of Abbott Laboratories, or Abbott, entered into a collaboration agreement for the joint development and commercialization of TRU-016 and other protein therapeutics that bind to the CD37 antigen. In December 2011, Abbott notified us of its decision to terminate the collaboration agreement as a result of Abbott’s portfolio prioritization process. Upon the termination of the collaboration agreement, effective March 20, 2012, we will retain worldwide rights for the development and commercialization of TRU-016.

A TRU-016 Phase I clinical trial for patients with CLL is nearing completion with approximately 90 patients enrolled. The open label clinical trial is composed of two parts: a dose escalation study designed to evaluate the safety, tolerability and pharmacokinetics of TRU-016 (Phase 1) and an expansion cohort designed to further evaluate safety and to estimate clinical activity of TRU-016 in patients with previously treated CLL or small lymphocytic leukemia (Phase Ib). We have amended our study protocol to include treatment of patients with treatment naïve NHL and relapsed/refractory NHL, and patient dosing has been completed.

In December 2010, we announced positive data following preliminary analysis from our Phase I trial of TRU-016 in patients with relapsed and refractory CLL.  Evidence of TRU-016 biological activity in reducing malignant lymphocytes was seen beginning with patients dosed at the 0.3 mg/kg dose level, including in high-risk patients. Partial response of greater than or equal to 50% reduction in tumor burden was observed. The maximum tolerated dose was not reached.

In December 2011, we announced positive data following preliminary analysis from our Phase 1b trial of TRU-016 in patients with treatment naïve CLL and relapsed/refractory NHL.  Evidence of biological activity was observed and a maximum tolerated dose was not reached.

In January 2011, we initiated a Phase Ib/II clinical trial of TRU-016 for CLL. The open-label, multi-center, active-controlled trial is expected to enroll up to 114 bendamustine naïve patients with a confirmed diagnosis of relapsed CLL and who have failed up to three previous treatments. The Phase Ib portion of the trial is designed to determine a safe and tolerable dose of TRU-016 in combination with bendamustine in up to 14 patients with relapsed CLL. The primary endpoint for the Phase Ib portion is the incidence of dose-limiting toxicities. The Phase II portion of the trial will evaluate the safety and efficacy of TRU-016 in combination with bendamustine compared with bendamustine alone in a total of 60-100 randomized patients. The primary endpoint for the Phase II portion of the trial is an overall response rate as defined by 2008 International Workshop on Chronic Lymphocytic Leukemia, or IWCLL, criteria. Secondary endpoints include complete and partial response rates as defined by the 2008 IWCLL and the 1996 National Cancer Institute criteria, progression-free survival, duration of response, and improvement in quality of life and disease symptoms. The pharmacokinetics and pharmacodynamics of TRU-016 will be studied in both phases of the study.  Enrollment in the Phase Ib portion of the study has been completed and enrollment in the Phase II portion of the study is ongoing.

A Phase Ib/II study of TRU-016 combined with rituximab and bendamustine in patients with relapsed indolent NHL was initiated in May 2011.  This open-label, multi-center, active controlled trial is expected to enroll up to 88 patients with a confirmed diagnosis of indolent NHL who have relapsed after at least one prior treatment. The Phase Ib portion of the trial is designed to determine a safe and tolerable dose of TRU-016 in combination with rituximab and bendamustine in up to 12 patients with indolent NHL. The primary endpoint for the Phase Ib portion of the trial is the incidence of dose-limiting toxicities. The Phase II portion of the trial will evaluate the safety and efficacy of TRU-016 in combination with rituximab and bendamustine compared with rituximab and bendamustine alone in up to 76 patients with indolent NHL.  The primary endpoint for the Phase II portion of the trial is complete response rate as defined by the disappearance of all evidence of disease.  Secondary endpoints include overall response rate, progression-free survival, overall survival, and duration of response. The pharmacokinetics and pharmacodynamics of TRU-016 will be studied in both phases of the study. Enrollment in the Phase Ib portion of the study has been completed.

T-cell Malignancies: Cutaneous T-cell Lymphoma and Peripheral T-cell Lymphoma

Disease overview. B cells and T cells are the two major types of lymphocytes responsible for defending the body against infection. Lymphocytic malignancies arise when these cells multiply uncontrollably. Both CTCL and PTCL are sub-types of non-Hodgkin’s lymphoma.  CTCL is a type of cancer that affects T-cells and results in leukemic cell infiltration of the skin.  The disease is initially indolent and can be treated with topical agents. Later it can become more aggressive and require systemic therapy.  PTCL is an aggressive sub-type of non-Hodgkin’s lymphoma and grows uncontrollably in the lymph nodes, requiring systemic therapy.

Prevalence, market opportunity and current treatment. According to the Lymphoma Research Foundation, CTCL is one of the most common T-cell lymphomas, estimated to occur in approximately 16,000 to 20,000 people in the U.S. and PTCL comprises a group of rare and usually aggressive lymphomas that are diagnosed in approximately 5,000 patients in the U.S. per year. Worldwide sales of drugs currently sold to treat CTCL and PTCL are approximately $175 million. Therapeutics currently marketed for the treatment of CTCL or PTCL include Ontak® and Targretin® (Eisai), Istodax® (Celgene), Zolinza® (Merck), Folotyn® (Allos Therapeutics), and Campath® (Bayer Schering AG).

 Zanolimumab for treatment of T-cell malignancies. Zanolimumab is a fully human monoclonal antibody against CD4.  CD4 is a cell surface protein strongly expressed on a subset of T-cells and weakly expressed on monocytes.  The function of CD4 is to enhance T-cell activation by stabilizing the adhesion between antigen presenting cells and the T-cell, and by enhancing signal transduction.  Zanolimumab has demonstrated efficient depletion of CD4+ T-cells in preclinical and clinical studies.  The depletion was time and dose dependent and CD4+ T-cells recovered slowly after therapy.  The potential mechanisms of action include antibody dependent cytotoxicity and inhibition of T-cell activation by interfering with the interaction between MHC class II and the CD4 molecule.  In in vitro studies, zanolimumab did not cause significant complement dependent cytotoxicity or apoptosis.

In Phase I trials of zanolimumab in CTCL published in 2007, the overall response rate was 32% (15/47) and 56% (10/18) at the two highest doses of 560 mg and 980 mg.  Efficacy was observed in a dose dependent fashion.  Adverse events reported most frequently included low-grade infections and eczematous dermatitis. In a Phase I trial in PTCL published in 2010, the overall response rate was 24% (5/21) with two of the patients having a complete response.  The most frequently reported adverse events were rash and pyrexia. A Phase II/III trial was initiated in 2005 after a special protocol assessment by the FDA in CTCL.  The trial was placed on hold in 2010 by TenX BioPharma, Inc., the entity then developing zanolimumab, due to funding difficulties.  We have evaluated the preliminary results of this trial, concluded that the trial would not be sufficient to support a BLA and have closed the study.  We are currently evaluating potential future studies relating to this product candidate.

Manufacturing

We manufacture BioThrax at our facilities in Lansing, Michigan using well-established vaccine manufacturing procedures. In 2009, we completed construction of Building 55, our 50,000 square foot vaccine manufacturing facility at our Lansing campus, and in July 2010 we entered into a contract with BARDA valued at up to approximately $107 million to develop and obtain regulatory approval for large-scale manufacturing of BioThrax in Building 55. The contract award was based on a technical proposal provided to BARDA that projects an annual large-scale manufacturing capacity of approximately 25 million doses of BioThrax in Building 55 and provides funding for activities related to process validation, assay validation, fill/finish, non-clinical studies and, if required, clinical studies as well as regulatory activities in support of the submission to the FDA of a sBLA for BioThrax at the expanded scale.

In November 2009, we purchased a 56,000 square foot manufacturing facility in Baltimore, Maryland. We expect to use this facility to support our future product development, manufacturing and commercialization needs, and we are currently renovating and improving this facility so that it will be capable of supporting development of some of our pipeline product candidates. Our specific plans for this facility will be contingent on the progress of our existing development programs and the outcome of our efforts to acquire new product candidates.

We currently rely on contract manufacturers and other third parties to manufacture some of the supplies we require for preclinical studies and clinical trials and for supplies and raw materials used for the production of BioThrax and our product candidates. We typically acquire these supplies and raw materials on a purchase order basis in quantities adequate to meet our needs. We obtain Alhydrogel, the adjuvant used in the manufacture of BioThrax, from a single-source supplier for which we have no alternative source of supply. However, we maintain stored supplies of this adjuvant sufficient to meet our expected manufacturing needs for BioThrax for approximately one year. We believe that there are adequate alternative sources of supply available for most of our raw materials if any of our current suppliers were unable to meet our needs. We anticipate that we may use our existing facilities to support continued process development and manufacture of clinical supplies of some of our product candidates. However, we also expect that we will continue to use third parties for production of preclinical and clinical supplies including the manufacture of bulk drug substance to support some of our product candidates, and for all filling services we require.

Hollister-Stier Laboratories LLC, or Hollister-Stier, performs contract filling for BioThrax at its FDA-licensed facility located in Spokane, Washington. Hollister-Stier has agreed to meet all of our firm purchase orders for contract filling of BioThrax based on a good faith annual estimate that we provide prior to each calendar year and to accommodate fill requests in excess of our annual estimate, subject to its available production capacity. Under the agreement we executed with Hollister-Stier in December 2010, Hollister-Stier will provide filling services for BioThrax during an initial five-year period that commenced January 1, 2011, which we may extend in our discretion for two additional two-year renewal periods. Additionally, we are obligated to utilize Hollister-Stier for 75% of our BioThrax filling requirements during the term of the agreement, subject to certain exceptions. We have also entered into an agreement for contract filling operations with a second vendor, JHP Pharmaceuticals, LLC, which was licensed by the FDA in November 2011 for the filling of BioThrax.

We are a party to an agreement with Talecris Biotherapeutics, Inc. that provides for plasma fractionation and purification and contract filling of Anthrivig at Talecris’ FDA-licensed facilities located in Melville, New York and Clayton, North Carolina. Talecris was acquired by Grifols, S.A. in June 2011 and now operates under the name Grifols Therapeutics Inc., or Grifols.  Under our agreement with Grifols, in the event that we request Grifols to produce any quantities of Anthrivig, we and Grifols would be required to negotiate in good faith as to the timing, price, quantity and support, among other terms, of such production, subject to Grifols’ right to delay or refuse such request.  Subject to limited exceptions, the agreement also provides for us to obtain all manufacturing requirements for Anthrivig exclusively at Grifols.  While our agreement with Grifols remains in effect, Grifols has agreed not to market, sell or acquire any competing product that contains anthrax immune globulin as an active ingredient.  We have agreed to  pay Grifols mid-single digit royalties on  net sales on a country-by-country basis for commercial product manufactured by Grifols.  Our contract with Grifols expires July 31, 2016, and we have the option to extend the term for an additional five-year period upon notice to Grifols at least 12 months prior to the expiration of the initial term.  In the event we are not able to reach an agreement with Grifols on satisfactory product supply terms, we would be required to explore other options for our anthrax immune globulin program, which would result in significant costs and project delay and the need for additional clinical trials.  Under the existing agreement, after three years following initiation of commercial manufacturing, either party may terminate the contract upon two years’ advance notice.  We have the right to terminate the contract, under specified circumstances, including if we discontinue our production of anthrax immune globulin source plasma or the development of Anthrivig.

We also expect that we will rely on third parties for some or all of the manufacturing process for commercial supplies of other product candidates that we successfully develop, including but not limited to fermentation for some of our vaccine product candidates and contract fill and finish operations.

Marketing and Sales

We currently market and sell BioThrax directly to the U.S. government with a small, targeted marketing and sales group. We plan to continue to do so and expect that we will use a similar approach for sales to the U.S. government for other biodefense product candidates we successfully develop. We may expand our sales and marketing organization as we broaden our sales activities of biodefense products at the state and local level, where we expect there may be interest in these products to protect emergency responders such as police, fire and emergency medical personnel, and other personnel whose occupation may cause them to be at a high risk of exposure to biothreats.

We have established marketing and sales capability targeting sales of biodefense products to foreign governments. We have augmented our international efforts by engaging third party marketing representatives to identify potential opportunities to sell BioThrax in the Middle East, India, Australia, Europe and several countries in Southeast Asia, and anticipate engaging additional representatives as interest in biopreparedness grows.

We also expect to increase our sales and marketing resources to market and sell commercial products for which we retain commercialization rights. As we develop our internal sales and marketing capabilities we may expand our role with respect to certain products or product candidates. We anticipate that our internal marketing and sales organization will be complemented by selective co-promotion and other partnering arrangements with pharmaceutical and biotechnology companies and distributors, especially in situations in which a collaborator has particular expertise or resources for the commercialization of our products or product candidates or access to particular markets.

Competition

The biotechnology and pharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. While we believe that our technologies, knowledge, experience and resources provide us with competitive advantages, we face potential competition from many different sources, including commercial pharmaceutical and biotechnology companies, commercial biodefense companies, academic institutions, government agencies and private and public research institutions.  In addition, the vaccine industry is concentrated with Merck & Co., GlaxoSmithKline, Sanofi Pasteur, Novartis and Pfizer, generating over 86% of the total worldwide vaccine revenues in 2011.  Smaller or more narrowly focused organizations may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies or through significant development or procurement contracts with governmental agencies or philanthropic organizations.

Biodefense

Product candidates in our Biodefense Division face significant competition for U.S. government funding for both development and procurement of medical countermeasures for biological, chemical and nuclear threats, diagnostic testing systems and other emergency preparedness countermeasures. In addition, our products and product candidates must satisfy government procurement requirements for biodefense products.

Any product candidate that we successfully develop and commercialize is likely to compete with currently marketed products, such as vaccines, antibody therapies, antibiotics, and other product candidates that are in development for the same indications. Specifically, the competition for BioThrax and our product candidates includes the following:

▪
BioThrax. Although BioThrax is the only product approved by the FDA for human use for the prevention of anthrax infection, we face potential future competition for the supply of anthrax vaccines to the U.S. government. Various agencies of the U.S. government are providing funding to our competitors for development of anthrax vaccines. In addition, the United Kingdom Health Protection Agency, or HPA, manufactures an anthrax vaccine for use by the government of the United Kingdom. Other countries may also have anthrax vaccines for use by or in development for their own internal purposes.

▪	PreviThrax and NuThrax. PharmAthene, Vaxin and Pfenex are currently developing rPA based anthrax vaccines funded by BARDA.
▪
Anthrivig and Thravixa. Cangene is currently developing an anthrax immune globulin therapeutic based on plasma collected from military personnel who have been vaccinated with BioThrax.  In addition, three companies, Human Genome Sciences, Elusys Therapeutics and PharmAthene, are developing monoclonal antibodies to B. anthracis protective antigen. Human Genome Sciences is developing ABthrax™ as a therapeutic for anthrax. Elusys is developing Anthim™, for pre-exposure and PEP and as a therapeutic against anthrax.  PharmAthene is developing Valortim™ as a PEP and as a therapeutic against anthrax. The FDA has granted Fast Track designation and orphan drug status for ABthrax and Valortim. HHS awarded development and procurement contracts to Human Genome Sciences and development contracts to Elusys and PharmAthene.

Biosciences

Vaccine product candidates in our Biosciences Division will face significant competition from companies that are developing competitive products for the same targeted markets or that treat the same indications. Our AIID and oncology therapeutic product candidates will also be subject to significant competition from companies utilizing alternative technologies. In addition, as the principles of our SMIP™ product candidates become more widely known and appreciated based on patent and scientific publications and regulatory filings, we expect the field to become even more highly competitive.

Infectious Diseases

The competition for our commercial vaccine product candidate includes the following:

▪
Tuberculosis vaccine. The Aeras Global Tuberculosis Vaccine Foundation is developing or supporting the development of five tuberculosis vaccine product candidates, two of which are in a Phase II clinical trial, and the rest of which are either in Phase I clinical trials or close to commencing Phase I clinical trials. The Aeras Global Tuberculosis Vaccine Foundation is also the sponsor of the Phase IIb clinical trial of our tuberculosis vaccine product candidate.

AIID and Oncology Therapeutics

The competition for our AIID and oncology product candidates includes the following:

▪
SBI-087. If approved for the treatment of RA, we anticipate that SBI-087 would compete with other marketed protein therapeutics for the treatment of RA including: Rituxan® (Genentech, Roche and Biogen Idec), Enbrel® (Amgen and Pfizer), Remicade® (Johnson & Johnson and Schering-Plough), Humira® (Abbott), Orencia® (Bristol-Myers Squibb), Cimzia® (Union Chimique Belge), Simponi® (Johnson & Johnson and Schering-Plough) and Actemra® (Roche and Chugai).  In addition, Pfizer is currently developing a small molecule Janus kinase inhibitor for the treatment of RA. If approved for the treatment of SLE, we anticipate that SBI-087 would compete with Benlysta® (Human Genome Sciences and GlaxoSmithKline) and other B-cell depleting therapies, including CD20-directed therapeutics.

▪
TRU-016.  If approved for the treatment of CLL, NHL, or other B-cell malignancies, we anticipate that TRU-016 would compete with other B-cell depleting therapies. Non-CD37-directed therapeutics marketed for the treatment of NHL or CLL or both include Rituxan® (Genentech), Zevalin® (Spectrum Pharmaceuticals, Inc. and Bayer Schering AG), Bexxar® (GlaxoSmithKline), Campath® (Genzyme and Bayer Schering AG), Treanda® (Cephalon Oncology) and Arzerra® (GlaxoSmithKline and Genmab). In addition, Boehringer Ingelheim and Immunogen recently announced their development of monoclonal antibodies directed to CD37 and Abbott is developing ABT-263, a Bcl-2 inhibitor, for treatment of CLL in collaboration with Genentech.

▪
Zanolimumab. If approved for the treatment of CTCL and PTCL, we anticipate that zanolimumab would compete with other T-cell therapies and related therapeutics.  Therapeutics marketed for the treatment of CTCL or PTCL include Ontak and Targretin (Eisai), Istodax ® (Celgene), Zolinza ® (Merck), Folotyn ® (Allos Therapeutics) and Campath ® (Bayer Schering AG). In addition, GlaxoSmithKline, Roche, Bristol-Myers Squibb, AstraZeneca and Spectrum Pharmaceuticals are developing therapies directed to CTCL or PTCL.

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

We have applied, and are applying for, patents directed to our SMIP therapeutic product candidates including TRU-016, and SBI-087, SCORPION therapeutic product candidates and TRU-ADhanCe technology. Our SMIP patent portfolio includes three U.S. patents that will expire between 2023 and 2025 and 13 U.S. patent applications from which any patents, if granted, are expected to expire between 2022 and 2029, as well as 60 foreign patents that will expire between 2022 and 2029 and 118 foreign patent applications from which any patents, if granted, are expected to expire between 2022 and 2029. Our SCORPION patent portfolio includes four U.S. patent applications from which any patents, if granted, are expected to expire in 2027, as well as 31 foreign patent applications from which any patents, if granted, are expected to expire in 2027. Our TRU-ADhanCe patent portfolio includes one U.S. patent that will expire in 2027 and two U.S. patent applications from which any patents, if granted, are expected to expire in 2027, as well as 12 foreign patent applications from which any patents, if granted, are expected to expire in 2027.  With respect to patent applications that are pending, we cannot predict the availability or length of any patent term adjustment by the U.S. Patent and Trademark Office, which could extend the term of any patent that is ultimately approved as a result of a pending application. Patent applications and any resulting patents with claims to TRU-016 and SBI-087 are out-licensed to Abbott and Pfizer under the terms of our agreements with them.  Our out-license to Abbott will terminate when our collaboration with Abbott terminates on March 20, 2012.

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

We are a party to a number of license agreements under which we license patents, patent applications, and other intellectual property. We enter into these agreements to augment our own intellectual property. These agreements impose various diligence and financial payment obligations on us. We expect to continue to enter into these types of license agreements in the future. We have also entered into agreements to out-license intellectual property. The licenses that we consider to be material to our current product portfolio or development pipeline are our agreements with USAMRIID, OETC, Pfizer and Abbott, which are described below. We also have a license agreement with the Bavarian State Ministry of the Environment and Public Health, or StMUG, relating to our MVA vector technology that we may use in the development of future product candidates, which is also described below.

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

OETC agreement.  In July 2008, we entered into a technology license agreement with OETC pursuant to which we obtained rights to develop, manufacture and commercialize product candidates containing MVA85A for the prevention or treatment of Mycobacterium tuberculosis in humans.  Generally, our rights to manufacture the licensed product and to commercialize it in developed countries are exclusive.  The licensed patent portfolio includes one issued U.S. patent that will expire in 2027, as well as 72 granted foreign patents and 14 pending foreign patent applications, which, if issued as patents, would expire in 2026.

Under the license agreement, we paid OETC an initial signing fee of $750,000 and are required to make aggregate payments of up to $89.5 million upon the achievement of specified development, regulatory and sales milestones and pay escalating mid single-digit to low double-digit royalties on sales of the licensed product in developed countries.  Our obligation to pay royalties continues on a product-by-product and country-by-country basis until the later of ten years from first commercial sale of the first licensed product in that country and the expiration of the last-to-expire valid claim of the licensed patent application in that country.  We have agreed to reimburse OETC for future patent costs in specified developed countries.  In addition, we have agreed that to retain our commercial license rights, if the planned Phase IIb clinical trial of the licensed product in infants is successful, we will fund and undertake a Phase III clinical trial of the licensed product in infants.

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

The term of the license agreement lasts until the later of 20 years from the grant of the first marketing approval for a licensed product and the expiration of the last-to-expire valid claim of the licensed patent application.  We may terminate the license agreement upon 30 days advance written notice; provided such notice is given within six months, following receipt of the final report from the Phase IIb clinical trial of the licensed product in infants, a bridging study and an age de-escalation study, whichever is later; or upon at least 30 days advance written notice if OETC terminates its underlying license agreement with Isis Innovation Limited for a material breach of that agreement.  We may terminate the license agreement upon 60 days advance written notice if any clinical trial of the licensed product is suspended or terminated for safety reasons or upon 90 days advance written notice if a clinical trial for an infant indication within the development plan agreed upon by the parties does not meet predetermined criteria for success.  We may terminate the license agreement upon 12 months advance written notice at any time after we receive the final results in writing from the Phase IIb clinical trial of the licensed product in infants, provided, that, unless otherwise agreed with OETC, we complete any ongoing, Emergent-sponsored clinical trial that is part of the development plan. We and OETC each have the right to terminate the license agreement following the occurrence of a material uncured breach by the other party.

Pfizer license. We are a party to an exclusive out-licensing agreement with Pfizer that grants Pfizer an exclusive license to develop and commercialize SMIP therapeutics that bind to CD20, such as SBI-087. The agreement includes an option for us to co-promote with Pfizer, on customary terms to be agreed, CD20-directed therapies in the United States for niche indications. The agreement contains a non-compete clause which generally precludes both parties from developing human therapeutics against any CD20 until there has been a first commercial sale of a licensed product, but in May 2011, we entered into an amendment to the agreement which released certain restrictions on Pfizer related to the development and commercialization of biosimilar CD20 antibodies. Pfizer’s financial obligations under the agreement include reimbursement of certain agreed-upon external research and development costs and patent costs. In addition, Pfizer is obligated to make payments to us of up to $250 million based on the achievement of specified regulatory and sales milestones for CD20-directed therapies. The agreement also provides for us to receive royalty payments in the event of future licensed product sales. Unless it is terminated earlier, our agreement with Pfizer will remain in effect on a product-by-product basis and on a country-by-country basis until the later of the date that any such product shall no longer be covered by a valid claim of a United States or foreign patent or application and, generally, ten years after the first commercial sale of any product licensed under the agreement. Pfizer may terminate the agreement without cause at any time upon 90 days’ prior written notice.

Abbott collaboration. On August 27, 2009, Trubion and Facet Biotech Corporation, predecessor in interest to Abbott, entered into a collaboration and license agreement for the joint worldwide development and commercialization of TRU-016.  Under the collaboration agreement, Abbott was granted an exclusive worldwide license under our patent rights and know-how relating to TRU-016 and any other CD37 directed molecules to research, develop and commercialize such collaboration products.  Trubion received a non-refundable up-front payment of $20 million in 2009, and Emergent, as successor in interest to Trubion, was eligible to receive additional contingent payments upon the achievement of specified development, regulatory and sales milestone events.  In addition, Emergent and Abbott were obligated to share equally the costs of all collaboration development, commercialization and promotional activities and global collaboration operating profits. As described above in the section entitled “Products – Oncology” in this Item 1, our collaboration agreement with Abbott will terminate on March 20, 2012.

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

 Furthermore, study subjects must provide informed consent for their participation in a clinical trial. The FDA, the IRB, or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the study subjects are being exposed to an unacceptable health risk or that the proposed clinical trials will not yield sufficient data to support licensure or approval of the product.

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

▪
A Phase III clinical trial is undertaken if a Phase II clinical trial demonstrates that a dosage range of the drug has the potential to be effective and appears to potentially have an acceptable safety profile. In a Phase III clinical trial, the drug or biologic is administered to an expanded population, often at geographically dispersed clinical trial sites, to further evaluate the dosage amount(s), clinical efficacy, and safety. Prior to commencing Phase III clinical trials, many sponsors elect to meet with FDA officials to discuss the conduct and design of the proposed trial or trials.

Clinical trials must be conducted in compliance with good clinical practice, or GCP, requirements, which, among other things, provide standards for the protection of human subjects. In addition, federal law now requires the listing, on a publicly-available website, of registry and results information for most clinical trials that we conduct. The federal requirements for submission of results information will continue to be phased-in over time. Some states have similar or more supplemental clinical trial reporting laws.

In the case of product candidates that are intended to treat rare life-threatening diseases, such as infection caused by exposure to the anthrax toxin, conducting controlled clinical trials to determine efficacy may be unethical or infeasible. Under regulations issued by the FDA in 2002, often referred to as “the animal rule,” under some circumstances, approval of such products can be based on clinical data from trials in healthy subjects that demonstrate adequate safety, and immunogenicity and efficacy data from adequate and well controlled animal studies. Among other requirements, the animal studies must establish that the drug or biological product is reasonably likely to produce clinical benefits in humans. Because the FDA must agree that data derived from animal studies may be extrapolated to establish safety and efficacy in humans, these studies add complexity and uncertainty to the testing and approval process. In addition, products approved under the animal rule are subject to additional requirements including post-marketing study requirements, restrictions imposed on marketing or distribution or requirements to provide information to patients.

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

Each domestic and foreign manufacturing establishment, including any contract manufacturers we may decide to use, must be listed in the NDA or BLA and must be registered with the FDA. The FDA generally will not approve an application until the FDA conducts an inspection of the applicable manufacturing facilities for the drug or biological product and determines that those facilities are in compliance with cGMP requirements. If the manufacturing facilities or processes fail to pass the FDA inspection, we may not receive approval to market these products. The FDA may also conduct an audit of the clinical trial data used to support the NDA or BLA.

The FDA may refuse to approve an NDA or BLA if the applicable regulatory criteria are not satisfied or if the FDA believes that additional clinical data are necessary. Even if additional clinical data are submitted, the FDA may ultimately decide that the NDA or BLA does not satisfy the criteria for approval. If the FDA approves a product, it may limit the approved therapeutic uses for the product as described in the product labeling, require that contraindications, warning statements or precautions be included in the product labeling, require that additional studies be conducted following approval as a condition of the approval, impose restrictions and conditions on product distribution, prescribing or dispensing in the form of a risk evaluation and mitigation strategy, or REMS, or otherwise limit the scope of any approval or limit labeling. Once issued, the FDA may withdraw product approval if compliance with regulatory standards is not maintained or if problems, including concerns about the safety or effectiveness of the product, occur after the product reaches the market.

In addition, in certain circumstances the FDA may require additional testing and surveillance programs for approved products that have been commercialized. The FDA has the power to prevent or limit further marketing or distribution of a product based on the results of these post-marketing studies or programs.

Fast Track Designation

In February 2007, the FDA granted Fast Track designation for BioThrax as PEP against anthrax infection. Additionally, in September 2010, the FDA granted Fast Track designation for Thravixa for the treatment of inhalation anthrax, and in June 2011, Fast Track designation for NuThrax as a PEP against anthrax infection. The FDA’s Fast Track designation program is designed to facilitate the development and review of new drugs, including biological products that are intended to treat serious or life-threatening conditions and that demonstrate the potential to address unmet medical needs for the conditions. Fast Track designation applies to a combination of the product and the specific indication for which it is being studied. Thus, it is the development program for a specific drug for a specific indication that receives Fast Track designation. Certain of our other drug candidates also have received Fast Track designation from the FDA, including Anthrivig for the treatment of inhalation anthrax and zanolimumab for CTCL.

The sponsor of a product designated as being in a Fast Track drug development program may engage in early communication with the FDA, including timely meetings and early feedback on clinical trials, and may submit portions of an application on a rolling basis rather than waiting to submit a complete application. Products in Fast Track drug development programs also may receive priority review or accelerated approval.  Under priority review, FDA’s goal for review of an application is six months after a complete NDA or BLA is accepted for filing, rather than the current ten months for standard review.  Under accelerated approval, sponsors may rely on a surrogate endpoint for approval, on the condition that post-marketing clinical trials verify the anticipated clinical benefit. The FDA may notify a sponsor that its program is no longer classified as a Fast Track development program if the Fast Track designation is no longer supported by emerging data or the designated drug development program is no longer being pursued.

Post-Marketing Regulation

Any products manufactured or distributed by us pursuant to FDA licenses or approvals are subject to pervasive and continuing regulation by the FDA, including, but not limited to:

▪	recordkeeping requirements;
▪	periodic reporting requirements;
▪	cGMP requirements related to all stages of manufacturing, testing, storage, packaging, labeling and distribution of finished dosage forms of the product;
▪	labeling;
▪	distribution of samples;
▪	import and export;
▪	reporting of adverse experiences with the product; and
▪	advertising and promotion restrictions.

        As a condition of NDA or BLA approval, the FDA may require post-approval testing and surveillance to monitor a product’s safety or efficacy. The FDA also may impose other conditions, including labeling restrictions which can materially impact the potential market and profitability of a product.

The FDCA and the FDA’s rules for advertising and promotion require, among other things, that we not promote our products for unapproved uses and that our promotional claims not be false or misleading, and be fairly balanced and adequately substantiated. We must also submit appropriate new and supplemental applications and obtain FDA approval for certain planned changes to the approved product, product labeling or manufacturing process.

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

Regulation of Immune Globulin Products

Products derived from humans, including Anthrivig, are subject to additional regulation. The FDA regulates the screening and vaccination of human donors and the process of collecting source plasma. FDA regulations require that all donors be tested for suitability and provide informed consent prior to vaccination or collection of source plasma for the immune globulin. The vaccination and collection of source plasma may also be subject to IRB approval or to an IND, depending on factors such as whether donors are to be vaccinated according to the vaccine’s approved schedule. The FDA also regulates the process of testing, storage and processing of source plasma, which is used to manufacture immune globulin candidates for use in clinical trials and, after approval by the FDA, for commercial distribution. The duration of the FDA lot release process affects the timing of lot distribution.

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

Under Project BioShield, the Secretary of HHS, with the concurrence of the Secretary of the Department of Homeland Security, or DHS, and upon the approval of the President, can contract to purchase unapproved countermeasures for the SNS in specified circumstances. The U.S. Congress is notified of a recommendation for a stockpile purchase after Presidential approval. Project BioShield specifies that a company supplying the countermeasure to the SNS is paid on delivery of a substantial portion of the countermeasure. To be eligible for purchase under these provisions, the Secretary of HHS must determine that there are sufficient and satisfactory clinical results or research data, including data, if available, from preclinical and clinical trials, to support a reasonable conclusion that the countermeasure will qualify for approval or licensing within eight years. Project BioShield also allows the Secretary of HHS to authorize the emergency use of medical products that have not yet been approved by the FDA. To exercise this authority, the Secretary of HHS must conclude that:

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

SAFETY Act

The Support Anti-Terrorism by Fostering Effective Technologies Act, or SAFTEY Act, enacted by the U.S. Congress in 2002 creates product liability limitations for qualifying anti-terrorism technologies for claims arising from or related to an act of terrorism. In addition, the SAFETY Act provides a process by which an anti-terrorism technology may be certified as an “approved product” by the DHS and therefore entitled to a rebuttable presumption that the government contractor defense applies to sales of the product.  The government contractor defense, under specified circumstances, extends the sovereign immunity of the United States to government contractors. Specifically, for the government contractor defense to apply, the government must approve reasonably precise specifications, the product must conform to those specifications and the supplier must warn about known dangers arising from the use of the product. Although sales of BioThrax are subject to the protections of the SAFETY Act, our product candidates may not qualify for the protections of the SAFETY Act or the government contractor defense.

Public Readiness and Emergency Preparedness Act

The Public Readiness and Emergency Preparedness Act, or PREP Act, enacted by Congress in 2005 provides immunity to manufacturers from all claims under state or federal law for “loss” arising out of the administration or use of a “covered countermeasure.” However, injured persons may still bring a suit for “willful misconduct” against the manufacturer under some circumstances. “Covered countermeasures” include security countermeasures and “qualified pandemic or epidemic products,” including products intended to diagnose or treat pandemic or epidemic disease, such as pandemic vaccines, as well as treatments intended to address conditions caused by such products. For these immunities to apply, the Secretary of HHS must issue a declaration in cases of public health emergency or “credible risk” of a future public health emergency. In October 2008, the Secretary of HHS issued a declaration that BioThrax and Anthrivig have been included as covered countermeasures under the PREP Act. We cannot predict whether the Secretary will renew that declaration when it expires, whether Congress will fund the relevant PREP Act compensation programs, or whether the necessary prerequisites for immunity would be triggered with respect to our product or product candidates.

Changing Legal and Regulatory Landscape

Periodically legislation is introduced in the U.S. Congress that could change the statutory provisions governing the approval, manufacturing and marketing of drugs, including biological products. For example, in 2010, Congress enacted comprehensive health reform legislation that, among other things, created a licensure pathway for biological products shown to be biosimilar to or interchangeable with previously licensed biologic products and permits litigation regarding certain relevant patents between innovative product sponsors and biosimilar manufacturers prior to market entry. This legislation, known as the Biologics Price Competition and Innovation Act of 2009, or BPCIA, gives FDA broad discretion in setting the application requirements for biosimilars.  At this time, FDA has not approved any biosimiliars and has issued only general draft guidelines relating to the biosimiliar approval pathway.  Until FDA finalizes these guidelines and begins approving biosimilars, it is difficult to predict the impact of the BCPIA on our business.

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

In the European Union, our products are subject to extensive regulatory requirements. As in the United States, in the European Union, the marketing of medicinal products for many years has been subject to the granting of marketing authorizations by regulatory agencies. European Union member states require both regulatory clearance and a favorable ethics committee opinion prior to the commencement of a clinical trial, whatever its phase. Under European Union regulatory systems, we may submit marketing authorization applications either under a centralized or decentralized/mutual recognition procedure.

The centralized procedure provides for the grant of a single marketing authorization that is valid for all European Union member states. The centralized procedure is currently mandatory for products developed by means of a biotechnological process, including recombinant DNA technology, the controlled expression of genes coding for biologically active proteins and monoclonal antibody methods, and new chemical entities for the treatment of acquired immune deficiency syndrome, cancer, neurodegenerative disorder, diabetes, auto-immune disorders and other immune dysfunctions or viral diseases. The centralized process is optional for medicines that constitute a “significant therapeutic, scientific or technical innovation” or for which a centralized process is in the interest of patients.

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

Products designated as orphan drugs are eligible for special grant funding for research and development, FDA assistance with the review of clinical trial protocols, potential tax credits for research, reduced filing fees for marketing applications and a special seven-year period of market exclusivity after marketing approval of the drug for the designated orphan disease or condition. Orphan drug exclusivity prevents FDA approval of applications by others for the same drug or biologic intended for use for the designated orphan disease or condition. The FDA may approve a subsequent application from another applicant, however, if the FDA determines that the application is for a different product or different use, or if the FDA determines that the subsequent product is the same drug, but is clinically superior or that the holder of the initial orphan drug approval cannot assure the availability of sufficient quantities of the drug or biologic to meet the public’s need. The FDA also may approve another application for the same drug or biologic that has orphan exclusivity but for a different use.  In this case the competing drug or biologic could be prescribed by physicians outside its FDA approval for the orphan use notwithstanding the existence of orphan exclusivity. A grant of an orphan designation is not a guarantee that a product will be approved.

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

Anthrivig and Thravixa have been granted orphan drug status in the United States and the European Union, and our tuberculosis vaccine product candidate has been granted orphan drug status in the European Union.  Additionally, TRU-016 for treatment of CLL and zanolimumab for treatment of CTCL have also been granted orphan drug status in the United States.

Reimbursement and Pricing Controls

In many of the markets where we or our potential collaborators would commercialize a product following regulatory approval, the prices of medicinal products are subject to direct price controls by law and to reimbursement programs with varying price control mechanisms.

In the United States, there has been an increasing focus on drug and biologic pricing in recent years. There are currently no direct government price controls over private sector purchases in the United States. However, under the Veterans Health Care Act, or VHCA, manufacturers are required to offer certain drugs at a reduced price to a number of federal agencies including the U.S. Department of Veterans Affairs, or VA, the DoD, and the U.S. Public Health Service, or PHS, as well as certain private PHS-designated entities in order to participate in other federal funding programs including Medicare and Medicaid. Also, legislative changes purport to extend VHCA discounts to additional DoD purchases for its TRICARE program via a rebate system.  The rebate system is currently subject to legal challenge, but payments of rebates on certain past purchases may be required if such challenge ultimately is unsuccessful.  Participation under the VHCA requires submission of pricing data and calculation of discounts and rebates pursuant to complex statutory formulas, as well as entry into government procurement contracts governed by the FAR.

Under the Medicaid program, a joint federal/state program that provides medical coverage to certain low income families and individuals, pharmaceutical manufacturers must pay prescribed rebates on specified drugs, including biological products, to enable them to be eligible for reimbursement. Vaccines are generally exempt from these rebate requirements, and vaccines for Medicaid-eligible children are primarily provided through the Vaccines for Children Program. Medicare, the federal program that provides medical coverage for the elderly and disabled, generally reimburses for physician-administered drugs, including biological products, on the basis of the product’s average sales price, although the principal vaccines that are reimbursed under Part B, Influenza, Pneumococcal and Hepatitis B, are reimbursed based on average wholesale price. Outpatient drugs and other vaccines may be reimbursed under Medicare Part D, which is administered through private entities that attempt to negotiate price concessions from pharmaceutical manufacturers. The health care reform legislation enacted in 2010, known as the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, contains a number of cost-containment measures. For example, the legislation imposes an annual fee on prescription drug manufacturers, including biologics manufacturers, which will be allocated based on market share in the aggregate for certain government programs. In addition, the legislation establishes a program to phase out the coverage gap under Medicare Part D through a combination of manufacturer discounts and federal subsidies, increases the amount of Medicaid rebates, extends Medicaid rebates to utilization by Medicaid managed care organizations, extends the scope of entities eligible for discounts under the 340B program and creates an Independent Payment Advisory Board to recommend changes in Medicare payment rates. Various states have also adopted further mechanisms that seek to control drug prices, including by disfavoring higher priced products and by seeking supplemental rebates from manufacturers. Managed care has also become a potent force in the market place and exerts additional downward pressure on the prices of pharmaceutical products.

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

Hazardous Materials and Select Agents

Our development and manufacturing processes may involve the use of hazardous materials, including chemicals, bacteria, viruses and radioactive materials, and produce waste products. Accordingly, we are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of these materials. In addition to complying with environmental and occupational health and safety laws, we must comply with special regulations relating to biosafety administered by the CDC, HHS, Animal and Plant Health Inspection Service, or APHIS, U.S. Department of Agriculture, or USDA, and the DoD.

The Public Health Security and Bioterrorism Preparedness and Response Act and the Agricultural Protection Act require us to register with the CDC and APHIS our possession, use or transfer of select biological agents or toxins that could pose a threat to public health and safety, to animal or plant health or to animal or plant products. This legislation requires stringent safeguards and security measures for these select agents and toxins, including controlled access inspections and the screening of entities and personnel, and establishes a comprehensive national database of registered entities.

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

Other Regulations

In the United States and elsewhere, the research, manufacturing, distribution, sale and promotion of drug and biological products are subject to regulation by various federal, state and local authorities. In the United States, in addition to the FDA, such authorities include the Centers for Medicare and Medicaid Services; other divisions of HHS, such as the Office of Inspector General; the U.S. Department of Justice and individual U.S. Attorney offices within the Department of Justice; and state and local governments. For example, sales, marketing, and scientific and educational grant programs must comply with the anti-kickback and fraud and abuse provisions of the Social Security Act and the False Claims Act, with the privacy provisions of the Health Insurance Portability and Accountability Act of 1996 and the Health Information Technology for Economic and Clinical Health Act, and with similar state laws. Pricing and rebate programs must comply with the Medicaid rebate requirements of the Omnibus Budget Reconciliation Act of 1990 and the Veterans Health Care Act of 1992.

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

Personnel

As of December 31, 2011, we had 811 employees, including 253 employees engaged in product development, 353 employees engaged in manufacturing, 9 employees engaged in sales and marketing and 196 employees engaged in general and administrative activities. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel. None of our employees are represented by a labor union or covered by collective bargaining agreements. We believe that our relations with our employees are good.

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

ITEM 1A.     RISK FACTORS

Risks Related to Our Dependence on U.S. Government Contracts

We have derived substantially all of our revenue from sales of BioThrax under contracts with the U.S. government. If the U.S. government’s demand for BioThrax is reduced, our business, financial condition and operating results could be materially harmed.

We have derived and expect for the foreseeable future to continue to derive substantially all of our revenue from sales to the U.S. government, of BioThrax, our FDA-approved anthrax vaccine and only marketed product. We are currently party to a contract with the Centers for Disease Control and Prevention, or CDC, a U.S. federal agency under the U.S. Department of Health and Human Services, or HHS, to supply doses of BioThrax for placement into the Strategic National Stockpile, or SNS. If the SNS priorities change, our revenues could be substantially reduced.

Our contract with the CDC is for the supply of 44.75 million doses of BioThrax for placement into the SNS over a five-year period.  The procurement of doses of BioThrax by the CDC is subject to availability of funding.  Our existing and prior contracts with HHS and the DoD do not necessarily increase the likelihood that funding for the procurement of doses will be available. If funding to procure doses of BioThrax is not available, our business, financial condition and operating results could be materially harmed. The success of our business and our operating results for the foreseeable future are substantially dependent on the terms of our BioThrax sales to the U.S. government, including price per dose, the number of doses and the timing of deliveries.

Our business may be harmed as a result of the government contracting process, which may be a competitive bidding process that involves risks and requirements not present in commercial contracting.

We expect that a significant portion of our near-term business will be under government contracts or subcontracts awarded through competitive bidding. Competitive bidding for government contracts presents a number of risks or requirements, some of which are not typically present in the commercial contracting process, including:

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

Our principal customer for BioThrax is the U.S. government. We anticipate that the U.S. government will also be the principal customer for any other biodefense products that we successfully develop. Over its lifetime, a U.S. government program may be implemented through the award of many different individual contracts and subcontracts. The funding for government programs is subject to Congressional appropriations, often made on a fiscal year basis, even for programs designed to continue for several years. These appropriations can be subject to political considerations and stringent budgetary constraints. For example, sales of BioThrax supplied under our multi-year procurement contracts with HHS were, and any sales of BioThrax under our new contract with the CDC will be, subject to available funding, mostly from annual appropriations.  Additionally, our government-funded development contracts typically give the U.S. government the right, exercisable in its sole discretion, to extend these contracts for successive option periods following a base period of performance.  The value of the services to be performed during these option periods may constitute the majority of the total value of the underlying contract.  For example, the development contract we were awarded in September 2010 for development of PreviThrax consists of a two-year base period of performance valued at approximately $51 million, three successive one-year option periods valued at approximately $126 million and funding for optional non-clinical studies valued at approximately $9 million. If levels of government expenditures and authorizations for biodefense decrease or shift to programs in areas where we do not offer products or are not developing product candidates, or if the U.S. government otherwise declines to exercise its options under our contracts with it, our business, revenues and operating results may suffer.

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

In addition, before awarding us any future contracts, the U.S. government could require that we respond satisfactorily to a request to substantiate our commercial viability and industrial capabilities. Compliance with these obligations increases our costs. Failure to comply with these regulations and requirements could lead to suspension or debarment, from government contracting or subcontracting for a period of time. The termination of a government contract or relationship as a result of our failure to satisfy any of these obligations would have a negative impact on our operations and harm our reputation and ability to procure other government contracts in the future.

The pricing under our fixed price government contracts is based on estimates of the time, resources and expenses required to perform those contracts. If our estimates are not accurate, we may not be able to earn an adequate return or may incur a loss under these contracts.

Our prior contracts for the supply of BioThrax with HHS and the DoD, as well as our current contract for the procurement of 44.75 million doses of BioThrax from the CDC, are fixed price contracts. We expect that our future contracts with the U.S. government for BioThrax, as well as contracts for biodefense product candidates that we successfully develop, also may be fixed price contracts. Under a fixed price contract, we are required to deliver our products at a fixed price regardless of the actual costs we incur and to absorb any costs in excess of the fixed price. Estimating costs that are related to performance in accordance with contract specifications is difficult, particularly where the period of performance is over several years. Our failure to anticipate technical problems, estimate costs accurately or control costs during performance of a fixed price contract could reduce the profitability of a fixed price contract or cause a loss, which could in turn harm our operating results.

Unfavorable provisions in government contracts, some of which may be customary, may harm our business, financial condition and operating results.

Government contracts customarily contain provisions that give the U.S. government substantial rights and remedies, many of which are not typically found in commercial contracts, including provisions that allow the U.S. government to:

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

Generally, government contracts, including our CDC contract for BioThrax, contain provisions permitting unilateral termination or modification, in whole or in part, at the U.S. government’s convenience. Under general principles of government contracting law, if the U.S. government terminates a contract for convenience, the other party to that contract may recover only its incurred or committed costs, settlement expenses and profit on work completed prior to the termination. If the U.S. government terminates a contract for default, the defaulting company is entitled to recover costs incurred and associated profits on accepted items only and may be liable for excess costs incurred by the government in procuring undelivered items from another source. One or more of our government contracts could be terminated under these circumstances. Some U.S. government contracts grant the U.S. government the right to use, for or on behalf of the U.S. government, any technologies developed by the contractor under the government contract. If we were to develop technology under a contract with such a provision, we might not be able to prohibit third parties, including our competitors, from using that technology in providing products and services to the U.S. government.

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

Although we have been profitable for each of the last five fiscal years, we have not been profitable for every quarter during that time. For example, we incurred a net loss in the first quarter of 2011. Our profitability is substantially dependent on BioThrax product sales. BioThrax product sales have fluctuated significantly in recent quarters, and we expect that they will continue to fluctuate significantly from quarter to quarter based on several factors, including the timing of our fulfillment of orders from the U.S. government. Additionally, our profitability may be adversely affected as we progress through various stages of ongoing or planned clinical trials for our product candidates. We may not be able to achieve consistent profitability on a quarterly basis or sustain or increase profitability on an annual basis.

Our indebtedness may limit cash flow available to invest in the ongoing needs of our business.

As of December 31, 2011, we had $59.5 million principal amount of debt outstanding. We may seek to raise substantial external debt financing to provide additional financial flexibility. The assumption of debt could have significant adverse consequences, including:

▪
requiring us to dedicate a substantial portion of any cash flow from operations to the payment of interest on, and principal of, our debt, which will reduce the amounts available to fund working capital, capital expenditures, product development efforts and other general corporate purposes;

▪	increasing the amount of interest that we have to pay on debt with variable interest rates if market rates of interest increase;
▪	increasing our vulnerability to general adverse economic and industry conditions;
▪	obligating us to restrictive covenants that may reduce our ability to take certain corporate actions or obtain further debt or equity financing;
▪	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete; and
▪	placing us at a competitive disadvantage compared to our competitors that have less debt or better debt servicing options.

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

We may require additional funding and may be unable to raise capital when needed, which would harm our business, financial condition and operating results.

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

As of December 31, 2011, we had $220.1 million of cash, cash equivalents, investments and accounts recievable. Our future capital requirements will depend on many factors, including:

▪	the level and timing of BioThrax product sales and cost of product sales;
▪	our ability to obtain funding from government entities and non-government and philanthropic organizations for our development programs;
▪	the acquisition of new facilities and capital improvements to new or existing facilities;
▪
the timing of, and the costs involved in, completion of qualification and validation activities related to Building 55, our large-scale manufacturing facility in Lansing, Michigan, the build out of our facility in Baltimore, Maryland, and any other new facilities;

▪	the scope, progress, results and costs of our preclinical and clinical development activities;
▪	the costs, timing and outcome of regulatory review of our product candidates;
▪	the number of, and development requirements for, other product candidates that we may pursue;
▪	the costs of commercialization activities, including product marketing, sales and distribution;
▪	the market acceptance and sales growth of any of our products or product candidates upon regulatory approval;
▪	the extent to which our growth generates increased administrative costs;
▪	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other patent-related costs, including litigation costs and the results of such litigation;
▪	the extent to which we acquire or invest in companies, businesses, products or technologies; and
▪	the effect of competing technological and market developments.

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

Our ability to borrow additional amounts under any line of credit we may establish will likely be subject to our satisfaction of specified conditions. Additional equity or debt financing, development contracts and grants or corporate collaboration and licensing arrangements may not be available on acceptable terms, if at all. If we raise additional funds by issuing equity securities, our stockholders may experience dilution. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

Risks Related to Manufacturing and Manufacturing Facilities

We are in the process of expanding our manufacturing facilities. Delays in completing facilities, or delays or failures in obtaining regulatory approvals for new manufacturing facility projects or new contract manufacturing partners, could limit our potential revenues and growth.

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

Constructing, preparing and maintaining a facility for manufacturing purposes is a significant project. For example, the process for qualifying and validating Building 55 for FDA approval of the large-scale manufacture of BioThrax has been costly and time consuming, may result in unanticipated delays and may cost more than expected due to a number of factors, including regulatory requirements. The costs and time required to comply with cGMP regulations or similar regulatory requirements for sales of our products outside the U.S. may be significant. We may also need to hire and train significant numbers of employees to staff our facility.  Start-up costs can be large and scale-up entails significant risks related to process development and manufacturing yields.  If our qualification, validation and licensure activities are delayed, we may limit our opportunities for growth and may be in breach of obligations included in our government funded development contracts. Costs associated with constructing, qualifying, validating and licensing manufacturing facilities could require us to raise additional funds from external sources, and we may not be able to do so on favorable terms or at all.

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

FDA approval is required for the release of each lot of BioThrax. We will not be able to sell any lots that fail to satisfy the release testing specifications. We must provide the FDA with the results of potency testing before lots are released for sale. We have one mechanism for conducting this potency testing that is reliant on a unique animal strain for which we currently have no alternative. In developing alternatives, we may face significant regulatory hurdles. In the event of a problem with this strain, if we have not developed alternatives, we would not be able to provide the FDA with required potency testing data and not be able to release product.

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

Disruption at, damage to or destruction of our facilities could impede our ability to manufacture BioThrax, develop our product candidates, or perform our contractual obligations, any of which would harm our business, financial condition and operating results.

We currently rely on our manufacturing facilities at a single location in Lansing, Michigan for the production of BioThrax. Any interruption in manufacturing operations at this location could result in our inability to satisfy the product demands of our customers. A number of factors could cause interruptions, including:

▪	equipment malfunctions or failures;
▪	technology malfunctions;
▪	cyberattacks;
▪	work stoppages or slow-downs;
▪	protests, including by animal rights activists;
▪	damage to or destruction of the facility;
▪	natural disasters;
▪	regional power shortages; or
▪	product tampering.

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

The factors listed above including, but not limited to, equipment malfunctions or failures, technology malfunctions, cyber attacks, protests and natural disasters could also cause disruption of, damage to or destruction of our other locations, including our research and product development facilities and our additional manufacturing facility currently under development in Baltimore, Maryland.  Any such disruption, damage, or destruction could result in losses and delays, including delay in performance of our contractual obligations or delay in our clinical trials, any of which could be costly to us and otherwise harm our business.

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

If we are unable to obtain supplies for our manufacture of BioThrax or our product candidates in sufficient quantities and at an acceptable cost, our ability to manufacture BioThrax or to develop and commercialize our product candidates could be impaired, which could harm our revenues, lead to a termination of one or more of our contracts, lead to delays in clinical trials or otherwise harm our business.

We depend on certain single-source suppliers for materials and services necessary for the manufacture of BioThrax and our product candidates. A disruption in the availability of such materials or services from these suppliers could require us to qualify and validate alternative suppliers. If we are unable to locate or establish alternative suppliers, our ability to manufacture BioThrax or our product candidates could be adversely affected and could harm our revenues, cause us to fail to satisfy contractual commitments, lead to a termination of one or more of our contracts or lead to delays in our clinical trials, any of which could be costly to us and otherwise harm our business, financial condition and operating results.

If third parties do not manufacture our product candidates in sufficient quantities and at an acceptable cost or in compliance with regulatory requirements and specifications, the development and commercialization of our product candidates could be delayed, prevented or impaired.

We currently rely, or plan to rely, on third parties to manufacture some or all of our vaccine and therapeutic product candidates that we require for preclinical and clinical development. For example, we currently depend on contract manufacturers for certain biopharmaceutical development and manufacturing services for product candidates we acquired from Trubion. Any significant delay in obtaining adequate supplies of our product candidates could adversely affect our ability to develop or commercialize these product candidates. For example, in 2008, the initial manufacturer of Thravixa informed us it was discontinuing contract manufacturing operations and we were forced to secure alternative manufacturing resources to continue development of this product candidate.

We also expect that we will rely on third parties for some or all of the manufacturing services necessary to produce commercial supplies of product candidates that we successfully develop. The manufacture and delivery of sufficient quantities of pharmaceutical products is a time-consuming and complex process.  If our contract manufacturers are unable to scale-up production to generate enough materials for commercial launch, if manufacturing is of insufficient quality or not compliant with applicable rules and regulations, or if the costs of manufacturing are prohibitively high, the success of those products may be jeopardized. Our current and anticipated future dependence upon others for the manufacture of our product candidates may adversely affect our ability to develop product candidates and commercialize any products that receive regulatory approval on a timely and competitive basis.

Reliance on contract manufacturers, other vendors and collaborators limits our control regarding many aspects of the manufacturing and delivery process and therefore exposes us to a variety of significant risks, including:

▪	limitations on our ability to schedule production with contract suppliers when needed to supply clinical trials;
▪	reliance on contract suppliers for legal and regulatory compliance and quality assurance;
▪	potential rejection by a contract supplier of a purchase order;
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

We currently rely on third parties for regulatory compliance and quality assurance with respect to the supplies of our product candidates that they produce for us. We also may rely for these purposes on any third party that we use for production of commercial supplies of product candidates that we successfully develop. Manufacturers are subject to ongoing, periodic, unannounced inspection by the FDA and corresponding state and foreign agencies or their designees to ensure strict compliance with cGMP regulations and other governmental regulations and corresponding foreign standards.

We cannot be certain that our present or future manufacturers will be able to comply with cGMP regulations and other FDA regulatory requirements or similar regulatory requirements outside the U.S. We do not control compliance by manufacturers with these regulations and standards. If we or these third parties fail to comply with applicable regulations, sanctions could be imposed on us, which could significantly and adversely affect supplies of our product candidates. The sanctions that might be imposed include:

▪	fines, injunctions and civil penalties;
▪	refusal by regulatory authorities to grant marketing approval of our product candidates;
▪	delays, suspension or withdrawal of regulatory approvals, including license revocation;
▪	seizures or recalls of product candidates or products;
▪	temporary or permanent shut-down of manufacturing facilities;
▪	operating restrictions; and
▪	criminal prosecutions.

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

Our research and development and manufacturing processes may involve the use of hazardous materials, including chemicals, bacteria, viruses and radioactive materials, and produce waste products. Accordingly, we, the third parties that conduct clinical trials on our behalf and the third parties that manufacture our product candidates are subject to federal, state, local and foreign laws and regulations governing the use, manufacture, distribution, storage, handling, disposal and recordkeeping with respect to these materials. The Public Health Security and Bioterrorism Preparedness and Response Act and the Agricultural Protection Act require us to register with the CDC and the Animal and Plant Health Inspection Service, our possession, use or transfer of select biological agents or toxins that could pose a threat to public health and safety, to animal or plant health or to animal or plant products. This legislation requires stringent safeguards and security measures for these select agents and toxins, including controlled access and the screening of entities and personnel and establishes a comprehensive national database of registered entities.

We are also subject to a variety of environmental laws in Michigan, including those regarding underground storage tanks. One such tank on our Lansing, Michigan campus has leaked in the past. The State of Michigan removed the tank, continues to monitor the situation and has agreed to indemnify us for any resulting liabilities. In the event that the State of Michigan does not indemnify us, or if our insurance does not cover the exposure of any remediation that may be necessary, we may be required to spend significant amounts on remediation efforts. In addition to complying with environmental and occupational health and safety laws, we must comply with special regulations relating to biosafety administered by the CDC, HHS, U.S. Department of Agrictulture and the DoD.

We also are subject to export control regulations governing the export of BioThrax and technology and materials used to develop and manufacture BioThrax and our product candidates. These laws and regulations may limit the countries in which we may conduct development and manufacturing activities.

If we fail to comply with environmental, occupational health and safety, biosafety and export control laws, we could be held liable for fines, penalties and damages that may result from such non-compliance, and any such liability could exceed our assets and resources. In addition, we could be required to cease immediately all use of a select agent or toxin, and we could be prohibited from exporting our products, technology and materials or we could be suspended from the right to do business with the U.S. government.  In addition, we cannot completely eliminate the risk of accidental contamination or injury from the use, storage, handling or disposal of hazardous materials. In the event of injury or a future contamination event, we could be held liable for resulting damages, and any such liability could significantly impact our financial position.

Our insurance policies may not adequately compensate us for all liabilities that we may incur in the event of unanticipated costs, which may expose us to potential expense and reduced profitability.

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

We have invested a significant portion of our efforts and financial resources in the development of our vaccines and therapeutic product candidates and the acquisition of additional product candidates. In addition to BioThrax sales, our ability to generate near term revenue is dependent on the success of our development programs and collaboration programs, on the U.S. government’s interest in providing development funding for or procuring certain of our product candidates, on the interest of non-governmental organizations in providing grant funding for development of certain of our product candidates and on the commercial viability of our product candidates. The commercial success of our product candidates will depend on many factors, including accomplishing the following in an economical manner:

▪	successful development, formulation and cGMP scale-up of biological manufacturing that meets FDA requirements;
▪	successful development of animal models;
▪	successful completion of non-clinical development, including toxicology studies and studies in approved animal models;
▪	the expense of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
▪	successful completion of clinical trials;
▪	receipt of marketing approvals from the FDA and equivalent foreign regulatory authorities;
▪	procurement of our biodefense product candidates prior to FDA approval;
▪	establishing commercial manufacturing processes of our own or arrangements with contract manufacturers;
▪	manufacturing stable commercial supplies of product candidates, including materials based on recombinant technology;
▪	launching commercial sales of the product candidate, whether alone or in collaboration with others; and
▪	acceptance of the product candidate by potential government customers, physicians, patients, healthcare payors and others in the medical community.

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

We expect to rely on FDA regulations known as the “animal rule” to obtain approval for certain of our product candidates. The animal rule permits, in certain limited circumstances, the use of animal efficacy studies together with human clinical safety and immunogenicity trials to support an application for marketing approval. These regulations are relatively new, and we have limited experience in the application of these rules to the product candidates that we are developing. It is possible that results from these animal efficacy studies may not be predictive of the actual efficacy of our vaccine and therapeutic product candidates in humans. If we are not successful in completing the development and commercialization of our vaccine and therapeutic product candidates, or if we are significantly delayed in doing so, our business will be materially harmed.

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

▪	we might have to suspend or terminate our clinical trials if the participants are being exposed to unacceptable health risks;
▪	regulators or institutional review boards may require that we hold, suspend or terminate clinical development for various reasons, including noncompliance with regulatory requirements;
▪	regulators may determine that service providers we use in the conduct of a clinical trial are precluded from providing such services;
▪	we or our collaborative partners may experience delay in beginning the clinical trial;
▪	we may experience competition in recruiting clinical investigators;
▪	the cost of our clinical trials could escalate and become cost prohibitive;
▪	any regulatory approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the product not commercially viable;
▪	regulatory requirements, policy and guidelines could change;
▪	we may experience limitations in our ability to manufacture or obtain from third parties materials sufficient for use in preclinical studies and clinical trials;
▪	we or our collaborators may fail to adequately manage the increasing number, size and complexity of our clinical trials;
▪	any or all of our collaborators, the FDA and foreign regulatory agencies may interpret data differently;
▪	third parties conducting and overseeing the operations of our clinical trials may fail to perform their contractual or regulatory obligations in a timely fashion;
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

We estimate the timing of a variety of preclinical, clinical, regulatory and other milestones for planning purposes, including when a drug candidate is expected to enter clinical trials, when a clinical trial will be completed, when and if additional clinical trials will commence, or when an application for regulatory approval will be filed. We base our estimates on facts that are currently known to us and on a variety of assumptions that may prove not to be correct for a variety of reasons, many of which are beyond our control. For example, delays in the development of drugs by us or our collaborators may be caused by many factors, including regulatory or patent issues, negative or inconclusive interim or final results of on going clinical trials, scheduling conflicts with participating clinics and the rate of patient enrollment in clinical trials and the development priorities of our collaborators. In addition, in preparing these estimates we rely on the timeliness and accuracy of information and estimates reported or provided to us by our collaborators concerning the timing, progress and results of clinical trials or other development activities they conduct under our collaborations with them. If we or our collaborators do not achieve milestones when anticipated, we may not achieve our planned revenue or we may be forced to record an impairment charge to our intangible assets and our stock price could decline. In addition, any delays in obtaining approvals to market and sell drugs may result in the loss of competitive advantages in being on the market sooner than, or in advance of, competing products, which may reduce the value of these products and the potential revenue we receive from the eventual sale of these products, either directly or under agreements with our partners.

Our product development efforts could also result in large and immediate write-offs, significant milestone payment obligations, incurrence of debt and contingent liabilities or amortization of expense related to intangible assets, any of which could negatively impact our financial results.  Additionally, if we were unable to develop any of our product candidates into viable commercial products, we will be reliant solely on sales of our currently approved product BioThrax for our revenues, thus limiting our growth opportunities and diversification.

Risks Related to Commercialization

If we fail to achieve significant sales of BioThrax to customers in addition to the U.S. government, our opportunities for growth could be harmed.

An element of our business strategy is to establish a market for sales of BioThrax to customers in addition to the U.S. government. These potential customers include foreign governments and state and local governments, which we anticipate may be interested in BioThrax to protect emergency responders such as police, fire and emergency medical personnel, multinational companies, non-governmental organizations and hospitals.

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

Government regulations may make it difficult for us to achieve significant sales of BioThrax to customers other than the U.S. government. For example, many foreign governments require licensure of BioThrax in their jurisdictions before they will consider procuring doses. Additionally, we are subject to export control laws imposed by the U.S. government. Although there are currently only limited restrictions on the export of BioThrax and related technology, the U.S. government may decide, particularly in the current environment of elevated concerns about global terrorism, to increase the scope of export prohibitions. These prohibitions could limit our sales of BioThrax to foreign governments and other foreign customers. In addition, U.S. government demand for an anthrax vaccine may limit supplies of BioThrax available for sale to non-U.S. government customers. For example, our efforts to develop domestic commercial and international sales may be impeded by the DoD’s right under the Defense Production Act to require us to deliver more doses than we currently anticipate. Furthermore, the DoD’s sale of BioThrax to foreign governments under the Foreign Military Sales program has had and may continue to have an adverse effect on our ability to sell BioThrax internationally.

Our ability to meet any future potential increased demand for sales of BioThrax to customers other than the U.S. government also depends on our available production capacity. We use substantially all of our current production capacity at our FDA-approved manufacturing facility in Lansing, Michigan to manufacture BioThrax for current sales to U.S. government customers. Although, we have constructed Building 55, a large-scale manufacturing facility at our Lansing campus that is available for large-scale production of BioThrax, use of Building 55 for large-scale production remains subject to final qualification and validation activities.

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

For example, the Foreign Corrupt Practices Act, or FCPA, prohibits any U.S. individual or business from paying, offering or authorizing payment or offering anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of a foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed on the United States securities exchanges to comply with certain accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations.

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

The failure to comply with laws governing international business practices may result in substantial penalties, including suspension or debarment from government contracting. Violation of the FCPA can result in significant civil and criminal penalties. Indictment alone under the FCPA can lead to suspension of the right to do business with the U.S. government until the pending claims are resolved. Conviction of a violation of the FCPA can result in long-term disqualification as a government contractor. The termination of a government contract or relationship as a result of our failure to satisfy any of our obligations under laws governing international business practices would have a negative impact on our operations and harm our reputation and ability to procure government contracts. The Securities and Exchange Commission, or SEC, may also suspend or bar issuers from listing their securities on United States securities exchanges for violations of the FCPA’s accounting provisions.

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

In particular, our biodefense product and product candidates are subject to the product criteria that may be specified by potential U.S. government customers. The product specifications in any government procurement request may prohibit or preclude us from participating in the government program if our products or product candidates do not satisfy the stated criteria.

The U.S. government could conduct clinical trials involving BioThrax in populations or in a manner that may attract negative public attention or otherwise have a detrimental effect on market acceptance of BioThrax.

The use of vaccines carries a risk of adverse health effects. The adverse reactions that have been associated with the administration of BioThrax include local reactions, such as redness, swelling, injection site cellulitus and temporary limitation of motion in the inoculated arm, and systemic reactions, such as headache, fever, chills, nausea and general body aches. In addition, some serious adverse events have been reported to the vaccine adverse event reporting system database maintained by the CDC and the FDA with respect to BioThrax, including diabetes, heart attacks, autoimmune disorders, including Guillain-Barre syndrome, lupus, multiple sclerosis, lymphoma and death. None of these events have been causally linked to the administration of BioThrax.  The report of any adverse event to the vaccine adverse event reporting system database is not proof that the vaccine caused such event.

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

Political or social factors, including litigation, may delay or impair our ability to market BioThrax and our biodefense product candidates and may require us to spend time and money to address these issues.

Products developed to treat diseases caused by or to combat the threat of bioterrorism are subject to changing political and social environments. The political and social responses to bioterrorism may vary over time. We do not believe that the recent changes in the leadership of prominent terrorist networks are likely to reduce the risk of bioterrorism, but they could result in a public perception that risk is reduced. Political or social pressures or changes in the perception of the risk that military personnel or civilians could be exposed to biological agents as weapons of bioterrorism may delay or cause resistance to bringing our products to market or limit pricing or purchases of our products, which would harm our business.

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

To achieve commercial success for any approved product, we must either develop our own sales and marketing capabilities, enter into collaborations with third parties able to perform these services or outsource these functions to third parties. We currently market and sell BioThrax through a small, targeted sales and marketing group. We plan to continue to do so and expect that we will use a similar approach for sales to the U.S. government of any other biodefense product candidates that we successfully develop. This small sales group would not be capable of supporting sales efforts for our biosciences product candidates.  If we do not enter into collaborative agreements with respect to our Biosciences product candidates with third parties with appropriate commercialization capabilities, we may need to further expand our sales, marketing and distribution infrastructure to effectively commercialize these product candidates.

        Our efforts to develop our sales, marketing and distribution infrastructure are subject to the following risks.

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

▪	our limited experience in the commercialization of pharmaceutical products other than BioThrax;
▪	difficulties in establishing an effective distribution network, including entering into marketing and distribution agreements with third parties on acceptable terms;
▪	the inability of sales personnel to obtain access to or persuade adequate numbers of potential government customers to purchase our products and physicians to prescribe our products;
▪	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and
▪	unforeseen costs and expenses associated with creating and maintaining a sales and marketing organization.

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

The development and commercialization of new biopharmaceutical products is highly competitive and subject to rapid technological advances. We may face future competition with respect to BioThrax, our current product candidates and any products we may seek to develop or commercialize in the future from pharmaceutical companies and biotechnology companies worldwide. Potential competitors also include biodefense companies, academic institutions, government agencies and other public and private research institutions that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.  Our competitors may develop products that are safer, more effective, have fewer side effects, are more convenient or are less costly than any products that we may develop or market. Our competitors may also obtain FDA or other regulatory approval for their product candidates more rapidly than we may obtain approval for ours. They may also devote greater resources to market or sell their products, adapt more quickly to new technologies and scientific advances, initiate or withstand substantial price competition more successfully than we can, more effectively negotiate third-party licensing and collaborative arrangements and take advantage of acquisition or other opportunities more readily than we can. Any therapeutic product candidate that we successfully develop and commercialize is likely to compete with currently marketed products and with other product candidates currently in development for the same indications. In many cases, the currently marketed products have well-known brand names, are distributed by large pharmaceutical companies with substantial resources and have achieved widespread acceptance among physicians and patients. In particular, any new product candidate that competes with a generic market-leading product must demonstrate compelling advantages in efficacy, convenience, tolerability and safety in order to overcome severe price competition and be commercially successful.

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

We believe that our most significant competitors in the area of biodefense and commercial vaccines are a number of pharmaceutical companies that have vaccine programs, including Merck & Co., GlaxoSmithKline, Sanofi Pasteur, Pfizer and Novartis, as well as smaller more focused companies engaged in vaccine development, such as Human Genome Sciences, Soligenix, Dynport Vaccine Company, Elusys, Bavarian Nordic and PharmAthene.  With respect to our tuberculosis vaccine product candidate specifically, the Aeras Global Tuberculosis Vaccine Foundation is developing or supporting the development of five tuberculosis vaccine product candidates in addition to ours, any of which could present competitive risks.

With respect to protein therapeutics developed to target AIID and oncology indications, our competitors include Amgen, Pfizer, Takeda, Centocor Ortho Biotech, Merck, Mitsubishi Tanabe, Abbott, Eisai, Celgene, Bristol-Myers Squibb, UCB, Otsuka, Roche, Chugai, Genentech, Biogen Idec, Spectrum Pharmaceuticals, Inc., Bayer Schering AG, GSK, Genzyme, Cephalon Oncology, Genmab, Allos Therapeutics, AstraZeneca, Boehringer Ingleheim and ImmunoGen, Inc.

Numerous companies have products or product candidates in development that would compete with the protein therapeutic product candidates we are developing.  If approved for the treatment of rheumatoid arthritis, or RA, we anticipate that some of our commercial product candidates would compete with other marketed protein therapeutics for the treatment of RA, including: Enbrel ® (Amgen, Pfizer and Takeda), Remicade ® (Centocor Ortho Biotech, Merck and Mitsubishi Tanabe), Humira ® (Abbott and Eisai), Orencia ® (BMS), Cimzia ® (UCB and Otsuka), Simponi ® (JNJ and Merck), Actemra ® (Roche and Chugai) and Rituxan ® (Genentech, Roche and Biogen Idec). If approved for the treatment of systemic lupus erythematosus, or SLE, our product candidates will compete with Benlysta ® (Human Genome Sciences and GSK) and other B-cell depleting therapies, including CD20-directed therapeutics.

If approved for the treatment of chronic lymphocytic leukemia, or CLL, or NHL, or other B-cell malignancies, we anticipate that our product candidates would compete with other B-cell depleting therapies and related therapeutics.  Non-CD37-directed therapeutics marketed for the treatment of NHL or CLL, or both, include Rituxan ® (Genentech), Zevalin ® (Spectrum Pharmaceuticals, Inc. and Bayer Schering AG), Bexxar ® (GlaxoSmithKline), Campath ® (Genzyme and Bayer Schering AG), Treanda ® (Cephalon Oncology) and Arzerra ® (GlaxoSmithKline and Genmab). In addition, Boehringer Ingelheim and ImmunoGen, Inc. are both developing antibody therapies directed to CD37.

If approved for the treatment of cutaneous CTCL and PTCL or other T-cell lymphomas, we anticipate that our product candidates would compete with other T-cell therapies and related therapeutics.  Therapeutics marketed for the treatment of CTCL or PTCL include Ontak and Targretin (Eisai), Istodax ® (Celgene), Zolinza ® (Merck), Folotyn ® (Allos Therapeutics) and Campath® (Bayer Schering AG). In addition, GlaxoSmithKline, Roche, Bristol-Myers Squibb, AstrZeneca and Spectrum Pharmaceuticals are developing therapies directed to CTCL or PTCL.

If we are not able to compete effectively against our current and future competitors, our business may not grow or it may decline, and our financial condition and operating results may suffer.

Legislation and contractual provisions limiting or restricting liability of manufacturers or providing for indemnification may not be adequate to protect us from all liabilities associated with the manufacture, sale and use of our products.

Provisions of federal legislation enacted to protect manufacturers of biodefense and anti-terrorism countermeasures may limit our potential liability related to the manufacture, sale and use of BioThrax and our biodefense product candidates. However, this legislation may not fully protect us from all related liabilities.

The PREP Act which was signed into law in December 2005, creates immunity for manufacturers of biodefense countermeasures when the Secretary of HHS issues a declaration for their manufacture, administration or use. A PREP Act declaration is meant to provide immunity from all claims under state or federal law for loss arising out of the administration or use of a covered countermeasure. In October 2008, the Secretary of HHS issued a PREP Act declaration identifying BioThrax and Anthrivig as covered countermeasures.  Manufacturers are not entitled to protection under the PREP Act in cases of willful misconduct. Upon a declaration by the Secretary of HHS, a compensation fund is created to provide “timely, uniform, and adequate compensation to eligible individuals for covered injuries directly caused by the administration or use of a covered countermeasure.” The “covered injuries” to which the program applies are defined as serious physical injuries or death. Individuals are permitted to bring a willful misconduct action against a manufacturer only after they have exhausted their remedies under the compensation program. Therefore, a willful misconduct action could be brought against us if any individuals exhaust their remedies under the compensation program and thereby expose us to liability.

Our prior contracts with the DoD and HHS provided that the U.S. government would indemnify us for any damages resulting from product liability claims.  However, our current contracts with HHS do not contain such indemnification, and we may not be able to negotiate similar indemnification provisions in future contracts.

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

We currently have product liability insurance for coverage up to a $30 million annual aggregate limit with a deductible of $75,000 per claim up to $375,000 in aggregate. The amount of insurance that we currently hold may not be adequate to cover all liabilities that may occur. Product liability insurance may be difficult and expensive to obtain. We may not be able to maintain insurance coverage at a reasonable cost and we may not be able to obtain insurance coverage that will be adequate to satisfy any liability that may arise. For example, from 2002 through February 2006, we were unable to obtain product liability insurance for sales of BioThrax on commercially reasonable terms. We do not believe that the amount of insurance we have been able to obtain for BioThrax is sufficient to manage the risk associated with the potential large scale deployment of BioThrax as a countermeasure to bioterrorism threats. We rely on statutory protections in addition to insurance to help mitigate our liability exposure for BioThrax.

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

In both the U.S. and in foreign jurisdictions, legislative and regulatory actions may reduce the revenues that we derive from our future products.  In particular, in March 2010, Congress enacted sweeping legislation to reform the U.S. health care system. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act of 2010, contains a number of cost-containment measures that could adversely affect our operating results and our overall financial condition. For example, the legislation imposes an annual fee on branded prescription drug manufacturers, including biologics manufacturers, which will be allocated based on market share in the aggregate for certain government programs. In addition, the legislation creates a licensure pathway for biological products shown to be biosimilar to previously licensed biological reference products and will permit litigation of patent infringement cases between patent owners and biosimilar manufacturers prior to biosimilar market entry. The legislation also establishes a program to phase out the coverage gap under Medicare Part D by 2020 through a combination of manufacturer discounts and federal subsidies, increases the minimum Medicaid drug rebates for pharmaceutical companies and creates an Independent Payment Advisory Board to recommend changes in Medicare payment rates.

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

If we fail to attract and retain senior management and key scientific and technical personnel, we may be unable to sustain or expand our BioThrax operations or develop or commercialize our product candidates.

Our success depends on our continued ability to attract, retain and motivate highly qualified managerial and key scientific and technical personnel. We consider Fuad El-Hibri, chairman of our Board of Directors and our chief executive officer, and Daniel J. Abdun-Nabi, a member of our Board of Directors and our president and chief operating officer, to be key to our BioThrax operations and our efforts to develop and commercialize our product candidates. We expect that Mr. Abdun-Nabi will succeed Mr. El-Hibri as our chief executive officer on April 1, 2012.  Mr. El-Hibri will continue to serve as executive chairman of the Board of Directors. Both of these key employees are at will employees and can terminate their employment at any time. We do not maintain “key person” insurance on any of our employees.

In addition, our growth will require us to retain and hire a significant number of qualified technical and commercial and management personnel, including scientific, clinical development, manufacturing and process development, regulatory, marketing and sales executives and field sales personnel, as well as administrative personnel.  Our ability to achieve our business strategies, including advancing drug candidates through later stage development or commercialization, depends on our ability to hire and retain high caliber scientists and other qualified personnel.  There is intense competition from other companies and research and academic institutions for qualified personnel in the areas of our activities. If we cannot continue to attract and retain, on acceptable terms, the qualified personnel necessary for the continued development of our business, we may not be able to sustain our operations or grow.

Risks Related to Our Acquisition Strategy

If we fail to successfully manage any acquisition, our ability to develop our product candidates and expand our product candidate pipeline may be harmed.

As part of our business strategy, we have obtained development stage product candidates and intend to continue to seek to obtain marketed products and development stage product candidates through acquisitions and licensing arrangements with third parties. The failure to adequately address the financial, operational or legal risks of these transactions could harm our business. Financial aspects of these transactions that could alter our financial position, reported operating results or stock price include:

▪	use of cash resources;
▪	higher than anticipated acquisition costs and expenses;
▪	potentially dilutive issuances of equity securities;
▪	the incurrence of debt and contingent liabilities, impairment losses or restructuring charges; and
▪	amortization expenses related to intangible assets.

We also may face significant challenges in effectively integrating entities and businesses that we acquire, and we may not realize the benefits anticipated from such acquisitions or realize them in the predicted timeframe. Achieving the anticipated benefits of any acquired entities or businesses will depend in part upon whether we can integrate them in an efficient and effective manner.  Operational risks that could harm our existing operations or prevent realization of anticipated benefits from these transactions include:

▪	challenges associated with managing an increasingly diversified business;
▪	prioritization of product portfolios and related changes in resources available to each product portfolio;
▪	disruption of our pre-acquisition business;
▪	greater administrative burdens and operating costs;
▪	difficulty and expense in assimilating and integrating the operations, products, technology, information systems, culture or personnel of the acquired entities or businesses;
▪	potential loss of key collaborators;
▪	difficulty in entering markets in which we have limited or no direct experience;
▪	diversion of management’s time and attention from other business concerns;
▪	difficulty in implementing uniform standards, controls, procedures and policies;
▪	the assumption of known and unknown liabilities of the acquired entities or businesses;
▪	increased exposure to uncertainties inherent in developing and commercializing new products;
▪	impairment of acquired intangible assets as a result of technological advances or worse-than-expected clinical results or performance of the acquired company or the partnered assets;
▪	challenges and costs associated with reductions in work force; and
▪	potential loss of key personnel.

If we are unable to integrate acquired entities and businesses successfully, our ability to develop new products and continue to expand our product pipeline may be limited and we may experience material adverse consequences to our business, financial condition or results of operations.

Our strategy of generating growth through acquisitions may not be successful.

Since our inception we have pursued a strategy of growing our business through licensing and acquisition. We commenced operations in September 1998 through an acquisition of rights to BioThrax, vaccine manufacturing facilities at a multi-building campus on approximately 12.5 acres in Lansing, Michigan and vaccine development and production know-how, all from the Michigan Biologic Products Institute. We acquired vaccine and therapeutic product candidates through our acquisition of Microscience Limited in 2005, our acquisition of substantially all of the assets of ViVacs GmbH in 2006, our acquisition of Trubion in October 2010 and our acquisition of certain assets of Vaxgen, Inc. in 2008, Avanir Pharmaceuticals, Inc. in 2008 and TenX BioPharma, Inc. in May 2011. We have been unsuccessful in our efforts to develop and commercialize many of the product candidate acquired through these acquisitions.

In the future, we may be unable to license or acquire suitable products or product candidates from third parties for a number of reasons. A number of more established companies are also pursuing strategies to license or acquire products in the vaccine and therapeutic field and these established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities. In addition, we expect competition for acquisition candidates in the vaccine and therapeutic field to increase, which may result in fewer suitable acquisition opportunities for us, as well as higher acquisition prices. Other factors that may prevent us from licensing or otherwise acquiring suitable products and product candidates include the following:

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

We have expanded the scope of our business in recent years. We have acquired several drug candidates and have been advancing pre-clinical and multiple clinical stage product candidates. We plan to continue adding products and product candidates through internal development, in-licensing and acquisition over the next several years and to continue developing our existing product candidates that demonstrate the requisite efficacy and safety to advance into and through clinical trials. To manage the existing and planned future growth and the increasing breadth and complexity of our activities, we have grown our employee base substantially and will need to continue building our organization and making additional investments in personnel, infrastructure, information management systems and resources. Our ability to develop and advance the commercialization of our products and product candidates, achieve our research and development objectives, add and integrate new products, and satisfy our commitments under our collaboration and acquisition agreements depends on our ability to respond effectively to these demands and expand our internal organization and infrastructure to accommodate our growth and additional anticipated growth. If we are unable to manage and advance these activities effectively, our ability to operate our business successfully and maximize the value of our product or our product candidates could suffer, which could materially and adversely affect our business, financial condition and prospects for future growth.

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

In the United States, BioThrax and our product candidates are regulated by the FDA as biologics. To obtain approval from the FDA to market our product candidates, we will be required to submit a biologics license application, or BLA, to the FDA. Ordinarily, the FDA requires a sponsor to support a BLA with substantial evidence of the product’s safety and effectiveness in treating the targeted indication based on data derived from adequate and well-controlled clinical trials, including Phase III safety and efficacy trials conducted in patients with the disease or condition being targeted. For example, this will be the case with respect to any BLA that we may file in the future with respect to our oncology and auto-immune disease product candidates.  However, our biodefense product candidates require slightly different treatment. Specifically, because humans are rarely exposed to anthrax toxins under natural conditions, and cannot be intentionally exposed, statistically significant effectiveness of our biodefense product candidates cannot be demonstrated in humans, but instead may be demonstrated, in part, by utilizing animal models before they can be approved for marketing. This is known as the FDA’s “animal rule”.

We intend to use the animal rule in pursuit of FDA approval of Anthrivig, PreviThrax, Thravixa, NuThrax and BioThrax as a PEP. We cannot guarantee that the FDA will permit us to proceed with licensure of any of our BioThrax related programs or our other product candidates under the animal rule. Even if we are able to proceed pursuant to the animal rule, the FDA may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies, refuse to approve our products, or place restrictions on our ability to commercialize those products.

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

The FDA conducted six routine, biannual inspections of our Lansing facilities with the most recent occuring in August 2011. Following each of these inspections, the FDA issued inspectional observations on Form FDA 483, some of which were significant. We responded to the FDA regarding the inspectional observations relating to each inspection and, where necessary, implemented corrective action. All observations from inspections prior to 2011 have been successfully closed out.  We are in the process of implementing corrective action where necessary in response to the FDA observations during the August 2011 inspection and we anticipate that all observations from the 2011 inspection will also be successfully closed out.  If in connection with any future inspection the FDA finds that we are not in substantial compliance with cGMP requirements, or if the FDA is not satisfied with the corrective actions we take in connection with any such inspection, the FDA may undertake enforcement action against us.

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

If our competitors are able to obtain orphan drug exclusivity for any products that are competitive with our products or if we fail to maintain orphan drug status for our product candidates, we may be precluded from selling or obtaining approval of our competing products by the applicable regulatory authorities for a significant period of time.

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

We have obtained orphan drug status from the FDA for Anthrivig, Thravixa, TRU-016 (CLL indication), and zanolimumab (CTCL indication), and in the European Union for Anthrivig, Thravixa and our tuberculosis vaccine product candidate. None of our other products or product candidates have been designated as an orphan drug and there is no guarantee that the FDA will grant such designation in the future. Even if we obtain orphan drug exclusivity for one or more indications for one of our product candidates, we may not be able to maintain it. For example, if a competitive product that is the same drug or biologic as our product is shown to be clinically superior to our product, any orphan drug exclusivity we may have obtained will not block the approval of that competitive product.

The Fast Track designation for our product candidates may not actually lead to a faster development, regulatory review or approval.

We have obtained a Fast Track designation from the FDA for BioThrax as a PEP against anthrax infection and for Anthrivig, Thravixa and zanolimumab for CTCL. However, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw a Fast Track designation if the FDA believes that the designation is no longer supported by data from our clinical development program. Fast Track designation does not guarantee that we will qualify for or be able to take advantage of the FDA’s expedited review procedures or that any application that we may submit to the FDA for regulatory approval will be accepted for filing or ultimately approved.

Failure to obtain regulatory approval in international jurisdictions could prevent us from marketing our products abroad.

We intend to have some or all of our products marketed outside the United States. To market our products in the European Union and many other foreign jurisdictions, we may need to obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. With respect to some of our product candidates, we expect that a future collaborator may have responsibility to obtain regulatory approvals outside the United States, and in that case, we would depend on our collaborator to obtain these approvals. The approval procedure varies among countries and can involve additional testing and data review. The time required to obtain approval may differ from that required to obtain FDA approval.

The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval, or may include different or additional risks. We may not obtain foreign regulatory approvals on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or jurisdictions or by the FDA. However, a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in another jurisdiction, including approval by the FDA.  For example, a provision of the European Pharmacopoeia may prevent use of our preferred cell line for the manufacture of our TB vaccine product candidate in the European Union unless such provision can be interpreted in a manner consistent with our product candidate’s manufacturing process, despite the fact that the FDA had provided differing recent guidance. We are continuing to work to clarify the provision but we cannot be certain that our efforts will be successful, which could preclude our ability to commercialize this product candidate in the European Union.  We and our collaborators may not be able to obtain regulatory approvals to commercialize our products in any market.  The failure to obtain regulatory approval in foreign jurisdictions could materially harm our business.

Risks Related to Our Dependence on Third Parties

We may not be successful in maintaining and establishing collaborations, which could adversely affect our ability to develop and commercialize our product candidates domestically and internationally.

For each of our product candidates, we plan to evaluate the merits of retaining commercialization rights or entering into collaboration arrangements with pharmaceutical or biotechnology companies or non-governmental organizations. We expect that we will selectively pursue collaboration arrangements in situations in which the collaborator has particular expertise or resources for the development or commercialization of our products and product candidates or for accessing particular markets.

If we are unable to reach agreements with suitable collaborators, we may fail to meet our business objectives for the affected product or program. We face, and will continue to face, significant competition in seeking appropriate collaborators. Moreover, collaboration arrangements are complex and time consuming to negotiate, document and implement. We may not be successful in our efforts to establish, implement and maintain collaborations or other alternative arrangements, or the arrangements that we establish may not turn out to be productive or beneficial for us. The terms of any collaboration or other arrangements that we establish may not be favorable to us.

Any collaboration that we enter into may not be successful. For example, in June 2010 Pfizer decided to discontinue development of TRU-015, a SMIP directed to CD20, based on preliminary results from a Phase II study. Even though these results were consistent with previous studies and similar to results obtained with respect to other B-cell-depleting therapies, they did not meet the internally predefined endpoint of the study. In addition, in December 2011, Abbott decided to terminate its collaboration with us for the development and commercialization of TRU-016 as a result of Abbott’s portfolio prioritization process. Additionally, the success of our collaboration arrangements will depend heavily on the efforts and activities of our collaborators. It is likely that our collaborators will have significant discretion in determining the efforts and resources that they will apply to these collaborations.

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

▪	our collaboration agreements are likely to be for fixed terms and may be subject to termination by our collaborators;
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

Any of these potential outcomes could harm our business reputation and adversely affect us financially including by resulting in lower than expected revenues or increased development costs, delaying development, leading to a loss of market opportunities or impairing the value of the related product candidate.

If third parties on whom we rely for clinical or non-clinical trials do not perform as contractually required or as we expect, we may not be able to obtain regulatory approval for or commercialize our product candidates and as a result, our business may suffer.

We do not have the ability to independently conduct the clinical or non-clinical trials required to obtain regulatory approval for our products. We depend on third parties, such as independent clinical investigators, contract research organizations and other third party service providers, to conduct the clinical and non-clinical trials of our product candidates and expect to continue to do so. We rely heavily on these third parties for successful execution of our clinical and non-clinical trials, but do not exercise day-to-day control over their activities. We are responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with standards, commonly referred to as current Good Clinical Practices, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected.

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

In addition, in certain cases, we encourage government entities and non-government organizations to conduct studies of, and pursue other development efforts for, our product candidates. For example, we expect to rely on data from clinical trials conducted by third parties seeking marketing approval for certain of our product candidates, including our BLA supplement for a label expansion of BioThrax for a regimen of fewer doses, which is based on the results of a clinical trial conducted by the CDC. These government entities and non-government organizations have no obligation or commitment to us to conduct or complete any of these studies or clinical trials and may choose to discontinue these development efforts at any time. In addition, government entities depend on annual Congressional appropriations to fund these development efforts.

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

Our success, particularly with respect to the Biosciences portion of our business, will depend in large part on our ability to obtain and maintain protection in the U.S. and other countries for the intellectual property covering or incorporated into our technology, products and product candidates, including those which are the subject of collaborations. Obtaining and maintaining this protection is very costly. The patentability of technology in the field of vaccine and therapeutic development and other pharmaceuticals generally is highly uncertain and involves complex legal and scientific questions.

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

Should third parties file patent applications or obtain patents claiming technology also claimed by us in pending applications, we may be required to participate in deviation proceedings in the U.S. Patent and Trademark Office to determine inventorship, which could result in substantial costs to us and an adverse decision as to the inventorship, and therefore ownership, of our inventions.  An unfavorable outcome in a deviation proceeding could require us to cease using the technology or to license rights from prevailing third parties.  We cannot assure you that any prevailing party would offer us a license or that we could acquire any license made available to us on commercially acceptable terms.

The cost of litigation to uphold the validity of patents to prevent infringement or to otherwise protect our proprietary rights could be substantial.  Some of our competitors may be better able to sustain the costs of complex patent litigation because they may have substantially greater resources.  Intellectual property lawsuits are expensive and unpredictable and would consume time and other resources, even if the outcome were successful.  In addition, there is a risk that a court would decide that our patents are not valid and that we do not have the right to stop the other party from using the inventions.  There is also a risk that, even if the validity of a patent were upheld, a court would refuse to stop the other party from using the invention(s), including on the grounds that its activities do not infringe the patent.  If any of these events were to occur, our business, financial condition and operating results could be materially and adversely affected.

Our collaborators and licensors may not adequately protect our intellectual property rights. These third parties may have the first right to maintain or defend our intellectual property rights and, although we may have the right to assume the maintenance and defense of our intellectual property rights if these third parties do not do so, our ability to maintain and defend our intellectual property rights may be compromised by the acts or omissions of these third parties.  For example, we license an oligonucleotide adjuvant, CPG 7909, for use in NuThrax from Pfizer. One of the licensed U.S. patents has been revoked by the U.S. Patent and Trademark Office, as a result of a patent interference between Pfizer and a third party.

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

We are a party to a number of license agreements and expect to enter into additional license agreements in the future. For example, we consider our license from the OETC for our tuberculosis vaccine product candidate to be material to our business. Our existing licenses impose, and we expect future licenses will impose, various diligence, milestone payment, royalty, insurance and other obligations on us. If we fail to comply with these obligations, the licensor may have the right to terminate the license, in which event we might not be able to market any product that is covered by the licensed patents.

If we are unable to protect the confidentiality of our proprietary information and know-how, the value of our technology and products could be adversely affected.

In addition to patented technology, we rely upon unpatented proprietary technology, processes and know-how, particularly as to our proprietary manufacturing processes. Because we do not have patent protection for BioThrax or the label expansions and improvements that we are pursuing for BioThrax, our only intellectual property protection for BioThrax, other than the BioThrax trademark, is confidentiality regarding our manufacturing capability and specialty know-how, such as techniques, processes and biological starting materials. However, these types of trade secrets can be difficult to protect. We seek to protect this confidential information, in part, through agreements with our employees, consultants and third parties.

These agreements may be breached, and we may not have adequate remedies for any such breach. In addition, our trade secrets may otherwise become known, including through a potential security breach, or may be independently developed by competitors. If we are unable to protect the confidentiality of our proprietary information and know-how, competitors may be able to use this information to develop products that compete with our products, which could adversely impact our business.

If we infringe or are alleged to infringe intellectual property rights of third parties, we may be limited in our ability to commercialize our products.

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

Risks Related to Information Technology

Disruptions of information technology systems or breaches of data security could adversely affect our business.

Our business is increasingly dependent on critical, complex and interdependent information technology systems, including Internet-based systems, to support business processes as well as internal and external communications. The size and complexity of our computer systems make them potentially vulnerable to interruption, invasion, computer viruses, destruction, malicious intrusion and additional related disruptions which may result in the impairment of production and key business processes.

In addition, our systems are potentially vulnerable to data security breaches—whether by employees or others—which may expose sensitive data to unauthorized persons. Such data security breaches could lead to the loss of trade secrets or other intellectual property, or could lead to the public exposure of personal or sensitive information  of our employees, the U.S. government, and others.

Such disruptions and breaches of security could have a material and adverse effect on our business, prospects, operating results, and financial condition.

Risks Related to Our Common Stock

Fuad El-Hibri, chief executive officer and chairman of our Board of Directors, has significant influence over us, including through his ability to control the election of the members of our Board of Directors, and could delay or prevent a change of control.

Mr. El-Hibri has the ability to control the election of the members of our Board of Directors through his ownership interests in our significant stockholders. As of February 29, 2012, Mr. El-Hibri was the beneficial owner of approximately 28% of our outstanding common stock. Because Mr. El-Hibri has significant influence over the election of the members of our board, and because of his substantial control of our capital stock, Mr. El-Hibri will likely have the ability to delay or prevent a change of control of us that may be favored by other directors or stockholders and otherwise exercise substantial control over all corporate actions requiring board or stockholder approval, including any amendment of our certificate of incorporation or by-laws. The control by Mr. El-Hibri may prevent other stockholders from influencing significant corporate decisions and may result in conflicts of interest that could cause our stock price to decline.

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

Our stockholder rights plan is intended to protect stockholders in the event of an unfair or coercive offer to acquire us and to provide our Board of Directors with adequate time to evaluate unsolicited offers. The rights plan may have anti-takeover effects. The rights plan will cause substantial dilution to a person or group that attempts to acquire us on terms that our Board of Directors does not believe are in our best interests or those of our stockholders and may discourage, delay or prevent a merger or acquisition that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares.

Our stock price is volatile and purchasers of our common stock could incur substantial losses.

Our stock price has been, and is likely to continue to be, volatile. From November 15, 2006, when our common stock first began trading on the New York Stock Exchange, through February 29, 2012, our common stock has traded as high as $27.00 per share and as low as $4.40 per share. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price of our common stock may be influenced by many factors, including:

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales or the perception in the market that the holders of a large number of shares intend to sell shares could reduce the market price of our common stock.  Moreover, holders of an aggregate of approximately 8.8 million shares of our common stock outstanding as of February 29, 2011 have the right to require us to register these shares of common stock under specified circumstances.

ITEM 1B.                          UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.                             PROPERTIES

The following table sets forth general information regarding our materially important properties:

Location	Use	Segment	Approximate square feet	Owned/leased
Lansing, Michigan	Manufacturing operations facilities, office space and laboratory space	Biodefense	214,000	Owned
Baltimore, Maryland	Future manufacturing facilities and office and laboratory space	Biosciences	56,000	Owned
Gaithersburg, Maryland	Office and laboratory space	Biodefense	48,000	Owned
Seattle, Washington	Office and laboratory space	Biosciences	51,000	Lease expires 2013
Rockville, Maryland	Office space	Biodefense/Biosciences	41,000	Lease expires 2016
Munich, Germany	Office and laboratory space	Biosciences	16,000	Lease expires 2015
Wokingham, England	Office and laboratory space	Biosciences	8,000	Lease expires 2016
Frederick, Maryland	Held for sale	Biosciences	290,000	Owned

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

Baltimore, Maryland.  We own a 56,000 square foot manufacturing facility in Baltimore, Maryland.  We expect to use this facility to support our future product development and manufacturing needs, and we are currently renovating and improving this facility so that it will be capable of supporting development and manufacturing of our pipeline product candidates.  Our specific plans for this facility will be contingent on the progress of our existing development programs and the outcome of our efforts to acquire new product candidates.

Other. We own or lease four separate product development facilities. Our facility in Gaithersburg, Maryland is approximately 48,000 square feet and contains a combination of laboratory and office space. Our facility in Seattle, Washington is approximately 51,000 square feet and contains a combination of laboratory and office space.  Our facility in Munich, Germany is approximately 16,000 square feet and contains a combination of laboratory and office space. Our facility in Wokingham, England consists of approximately 8,000 square feet and contains primarily office space. Our facility in Rockville, Maryland contains approximately 41,000 square feet of office space, including our executive offices.

We own two buildings of approximately 145,000 square feet each on a 15-acre site in Frederick, Maryland. We are actively seeking to sell these facilities.  Accordingly, we have classified these buildings as held for sale in our balance sheet, and have recorded impairment charges of approximately $1.0 million, $1.2 million and $7.3 million in 2011, 2010 and 2009, respectively, related to costs previously capitalized based on the difference between the carrying value of the assets and their estimated fair value less costs to sell.

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

In each opposition, a single hearing was held before the Opposition Division of the European Patent Office, in which each opponent presented oral argument and Bavarian Nordic presented rebuttal arguments.  The first of these hearings, which occurred in June 2010, resulted in the Bavarian Nordic patent under consideration being maintained but narrowed in scope. Hearings in two of the other pending oppositions occurred in October 2010.  Bavarian Nordic introduced amended patent claims into the record, which claims were upheld strictly and expressly conditioned on such claims being interpreted within a narrowly-defined scope.  The Opposition Division held its hearing for the fourth pending opposition in January 2011.  As for the previous oppositions, Bavarian Nordic introduced amended patent claims into the record, and the Opposition Division upheld the amended claims, which are narrower in scope than the originally granted claims.  We timely filed our appeal briefs for each of the foregoing oppositions and each remains pending on appeal.  We routinely monitor the grant of further Bavarian Nordic European patents to determine whether any additional oppositions should be filed.

Other.  From time to time, we are involved in product liability claims and other litigation considered normal in the nature of our business. We do not believe that any such proceedings would have a material adverse effect on the results of our operations.

ITEM 4.                             MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Our common stock trades on the New York Stock Exchange under the symbol “EBS”. The following table sets forth the high and low sales prices per share of our common stock during each quarter of the years ended December 31, 2011 and 2010:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Year Ended December 31, 2011
High	$25.07	$26.41	$22.84	$19.77
Low	$18.32	$20.44	$14.90	$15.14

Year Ended December 31, 2010
High	$17.24	$17.30	$19.98	$23.93
Low	$13.22	$14.11	$14.86	$17.10

As of February 29, 2012, the closing price per share of our common stock on the New York Stock Exchange was $15.27 and we had 33 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.

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

We have derived the consolidated statement of operations data for the years ended December 31, 2011, 2010 and 2009 and the consolidated balance sheet data as of December 31, 2011 and 2010 from our audited consolidated financial statements, which are included in this annual report on Form 10-K. We have derived the consolidated statements of operations data for the years ended December 31, 2008 and 2007 and the consolidated balance sheet data as of December 31, 2009, 2008 and 2007 from our audited consolidated financial statements, which are not included in this annual report on Form 10-K. Our historical results for any prior period are not necessarily indicative of results to be expected in any future period.

	Year Ended December 31,
(in thousands, except share and per share data)	2011	2010	2009	2008	2007

Statements of operations data:
Revenues:
Product sales	$202,409	$251,381	$217,172	$169,124	$169,799
Contracts and grants	70,975	34,790	17,614	9,430	13,116
Total revenues	273,384	286,171	234,786	178,554	182,915
Operating expenses:
Cost of product sales	42,171	47,114	46,262	34,081	40,309
Research and development	124,832	89,295	74,588	59,470	53,958
Selling, general & administrative	74,282	76,205	73,786	55,076	55,555
Total operating expenses	241,285	212,614	194,636	148,627	149,822
Income from operations	32,099	73,557	40,150	29,927	33,093
Other income (expense):
Interest income	105	832	1,418	1,999	2,809
Interest expense	-	-	(7)	(47)	(71)
Other income (expense), net	(261)	(1,023)	(50)	134	156
Total other income (expense)	(156)	(191)	1,361	2,086	2,894

Income before provision for income taxes	31,943	73,366	41,511	32,013	35,987
Provision for income taxes	15,830	26,182	14,966	12,055	13,051
Net income	$16,113	$47,184	$26,545	$19,958	$22,936
Net loss attributable to noncontrolling interest	6,906	4,514	4,599	724	-
Net income attributable to Emergent BioSolutions Inc.	$23,019	$51,698	$31,144	$20,682	$22,936

Earnings per share — basic	$0.65	$1.63	$1.02	$0.69	$0.79
Earnings per share — diluted	$0.64	$1.59	$0.99	$0.68	$0.77
Weighted average number of shares — basic	35,658,907	31,782,286	30,444,485	29,835,134	28,995,667
Weighted average number of shares — diluted	36,206,052	32,539,500	31,375,305	30,458,098	29,663,127

	As of December 31,
(in thousands)	2011	2010	2009	2008	2007

Balance Sheet Data:
Cash and cash equivalents	$143,901	$169,019	$102,924	$91,473	$105,730
Working capital	190,285	167,774	139,113	98,866	88,649
Total assets	546,864	500,319	344,689	290,788	273,508
Total long-term liabilities	59,083	51,039	46,173	37,418	46,688
Total stockholders’ equity	416,727	373,561	243,815	199,349	171,159

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

Overview

Product Portfolio

We are a biopharmaceutical company focused on protecting and enhancing life by developing and manufacturing vaccines and therapeutics that are supplied to healthcare providers and purchasers for use in preventing and treating disease. For financial reporting purposes, we operate in two business segments, Biodefense and Biosciences.

Our Biodefense segment is directed to government-sponsored development and supply of countermeasures against potential agents of bioterror or biowarfare and targets the infectious disease anthrax. Our programs in this division include a pipeline of investigational product candidates and one marketed product, BioThrax® (Anthrax Vaccine Adsorbed), the only vaccine approved by the U.S. Food and Drug Administration, or FDA, for the prevention of anthrax disease. Operations in this segment include biologics manufacturing, regulatory and quality affairs in support of BioThrax and a product development infrastructure in support of our investigational product candidates.

Our Biosciences segment is directed to commercial opportunities and targets oncology, including the B-cell malignancies chronic lymphocytic leukemia, or CLL, and non-Hodgkin’s lymphoma, or NHL; the T-cell malignancies cutaneous T-cell lymphoma, or CTCL, and peripheral T-cell lymphoma, or PTCL; autoimmune and inflammatory disorders, or AIID, including rheumatoid arthritis, or RA, and systemic lupus erythematosus, or SLE; and infectious diseases such as tuberculosis and influenza. Our programs in this segment include clinical and preclinical stage investigational product candidates and development programs for our platform technologies. Operations in this segment include product development in support of our investigational product candidates, and manufacturing and related infrastructure initiatives in support of our technology platforms.

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

Product Sales

We have derived substantially all of our product sales revenues from BioThrax sales to the U.S. government.  We are currently a party to a contract with the Centers for Disease Control and Prevention, or CDC, an operating division of the U.S. Department of Health and Human Services, or HHS, to supply 44.75 million doses of BioThrax for placement into the Strategic National Stockpile, or SNS, over a five year period.  We expect for the foreseeable future to continue to derive substantially all of our product sales revenues from our sales of BioThrax to the U.S. government. Our total revenues from BioThrax sales were $202.4 million, $251.4 million and $217.2 million for the years ended December 31, 2011, 2010 and 2009, respectively. We are focused on increasing sales of BioThrax to U.S. government customers, expanding the market for BioThrax to other customers domestically and internationally and pursuing label expansions and improvements for BioThrax.

Contracts and Grants

We seek to advance development of our product candidates through external funding arrangements. We may slow down development programs or place them on hold during periods that are not covered by external funding. We have received funding from the U.S. government for the following development programs:

▪	BioThrax as a post-exposure prophylaxis, or PEP;
▪	NuThrax;
▪	Large-scale manufacturing for BioThrax;
▪	PreviThrax;
▪	Anthrivig;
▪	Thravixa;
▪	Double mutant recombinant protective antigen anthrax vaccine; and
▪	Recombinant botulinum vaccine.

Additionally, our tuberculosis vaccine product candidate is indirectly supported by grant funding provided to the University of Oxford by the Wellcome Trust, Aeras Global Tuberculosis Vaccine Foundation and the European and Developing Countries Clinical Trial Partnerships. Our SBI-087 product candidate is substantially funded by Pfizer Inc., or Pfizer, which is developing and commercializing SBI-087.  Our TRU-016 product candidate has been funded via our collaboration with Abbott Laboratories, or Abbott, in which we and Abbott shared all funding responsibilities equally.  In December 2011, Abbott notified us that they are terminating the collaboration agreement effective March 20, 2012.

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

In November 2009, we purchased a building in Baltimore, Maryland for product development and manufacturing purposes, and are in the process of completing renovation, improvement and equipment acquisitions at this facility. We have entered into two loan agreements with PNC Bank totaling up to $42.0 million to fund these renovations, improvements and equipment acquisitions. Our specific plans for this facility will be contingent on the progress of our existing development programs and the outcome of our efforts to acquire new product candidates.

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

On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses, income taxes, stock-based compensation, investments, in-process research and development, goodwill and contingent value rights. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the reported amounts of revenues and expenses that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements.

Revenue Recognition

We recognize revenues from product sales if four basic criteria have been met:

▪	there is persuasive evidence of an arrangement;
▪	delivery has occurred or title has passed to our customer based on contract terms;
▪	the fee is fixed or determinable; and
▪	collectibility is reasonably assured.

We have generated BioThrax sales revenues under U.S. government contracts with HHS and the CDC. Under our current contract with the CDC, we invoice the CDC and recognize the related revenues upon acceptance by the government at the delivery site, at which time title to the product passes to the CDC.

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

We also generate revenues from our collaborations in which certain internal and external research and development costs and patent costs are reimbursed in connection with our collaboration agreements. Reimbursed costs under our agreement with Pfizer are recognized as revenue in the period in which the costs are incurred. Under the collaboration agreement with Abbott, which Abbott terminated effective March 20, 2012, Abbott shares development and clinical costs with us equally. Each quarter the parties are required to report the total costs incurred for development. The total spending by each party is then compared to the spending by the other party. In the event that our spending for a given quarter exceeds the spending of Abbott, we record a net receivable in our financial statements for the difference between our spending and 50% of the total spending for the period, and recognize revenue equal to this amount. If Abbott’s spending for the quarterly period exceeds our spending, we record a net payable in our financial statements equal to the difference between our spending and 50% of the total spending, and record additional research and development expenses in this amount. As a result, our revenues and research and development expenses for periods that end prior to or include the termination date of the collaboration agreement may fluctuate depending on which party in the collaboration incurred the majority of the development costs in any particular quarterly period.

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

Contingent Value Rights

In accordance with the terms of our acquisition of Trubion in October 2010, we have committed to make potential future contingent value right, or CVR, payments to former shareholders and stock option holders of Trubion. The obligation to make CVR payments expires on October 28, 2013. CVR payments generally become due and payable only upon achievement of certain developmental, regulatory or commercial milestones. The obligation for these contingencies has been recorded in our financial statements at fair value. The fair value model used for the CVR obligations is based on a discounted cash flow model that has been risk adjusted based on the probability of achievement of the milestones. We re-evaluate the fair value of the CVR obligations on a quarterly basis. Any future increase in the fair value of the CVR obligations, based on an increased likelihood that the underlying milestones will be achieved and the associated payment or payments will therefore become due and payable, will result in a charge to research and development expense in the period in which the increase is determined. Similarly, any future decrease in the fair value of the CVR obligation will result in a reduction in research and development expense.

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

 If these product candidates are not successfully developed, our sales and profitability will be adversely affected in future periods. Additionally, the value of the acquired IPR&D assets may become impaired. Our annual assessment includes a comparison of the fair value of IPR&D to our existing carrying value.  We recognize an impairment when the carrying value is greater than the determined fair value. We believe that the assumptions used in valuing the IPR&D are reasonable and are based upon our best estimate of likely outcomes of our clinical development. The underlying assumptions and estimates used to value these IPR&D assets are subject to change in the future, and actual results may differ significantly from the assumptions and estimates. Our IPR&D assets are assessed on an annual basis for impairment or more frequently if indicators of impairment are present. We performed our annual assessment on October 1, 2011 and determined there was no impairment.  On December 21, 2011, Abbott terminated our collaboration on TRU-016 effective March 20, 2012.  In light of this termination, we performed an interim assessment and determined that there was no impairment of the TRU-016 IPR&D asset as of December 31, 2011.

Goodwill

We assess the carrying value of goodwill annually, or whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable, to determine whether any impairment in this asset may exist and, if so, the extent of such impairment. The provisions of the relevant accounting guidance require that we perform a two-step impairment test. In the first step, we compare the fair value of our reporting unit to the carrying value of the reporting unit. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the second step of the impairment test is performed in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of the reporting unit’s goodwill exceeds its implied fair value, an impairment loss equal to the difference is recorded and charged to general and administrative expense. We have determined that all of our goodwill is assigned to our Biosciences therapeutics reporting unit, which is a component of our Biosciences reporting segment.

We calculate the fair value of the reporting unit utilizing the income approach. The income approach utilizes a discounted cash flow model, using a discount rate based on our estimated weighted-average cost of capital. The results of the fair value calculations are then compared to our reporting unit’s carrying value. We have selected October 1st as our annual impairment test date.  We performed our annual assessment of goodwill at October 1, 2011 and determined no impairment existed.  On December 21, 2011 Abbott notified us that they were terminating our collaboration agreement effective March 20, 2012.  In light of this termination, we performed an interim assessment and determined that there was no impairment of goodwill as of December 31, 2011.

The determination of the fair value of our reporting units is judgmental in nature and involves the use of significant estimates and assumptions. The estimates and assumptions used in calculating fair value include identifying future cash flows for ongoing development programming, which requires that we make a number of critical legal, economic, market and business assumptions that reflect our best estimates as of the testing date. Our assumptions and estimates may differ significantly from actual results, or circumstances could change that would cause us to conclude that an impairment exists or that we previously understated the extent of impairment review.

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

Financial Operations Overview

Revenues

On September 30, 2008, we entered into an agreement with HHS to supply up to 14.5 million doses of BioThrax for placement into the SNS. In April 2011, we entered into a modification to this contract to supply an additional 3.4 million doses at a value of up to $101 million.  The term of the modified agreement was from September 30, 2008 through September 30, 2011.  On September 28, 2011 we entered into a further modification of this contract that extended the period of performance of the contract at no additional cost, from September 30, 2011 to December 31, 2011.  The total value of the modified contract for 17.9 million doses was approximately $500 million. As of December 31, 2011, we completed deliveries of doses under this agreement. We recognized revenue under the contract upon acceptance of each delivery of BioThrax doses to the SNS.

Effective September 30, 2011, we have a contract with the CDC to supply up to 44.75 million doses of BioThrax over a five-year period. The maximum amount that could be paid to us under the contract is up to $1.25 billion, subject to availability of funding.  The period of performance under the award is from September 30, 2011 through September 29, 2016.  We began delivery of doses under the contract in December 2011. Through December 31, 2011, we had delivered and, upon CDC acceptance, recognized revenue on approximately 750,000 doses under this contract.

We have received contract and grant funding from the National Institute of Allergy and Infectious Diseases, or NIAID, and BARDA for the following development programs:

Product Candidate/Manufacturing	Funding Source	Award Date	Performance Period
Anthrivig	NIAID	8/2006	8/2006 — 12/2011
Anthrivig	NIAID	9/2007	9/2007 — 12/2011
Recombinant botulinum vaccine	NIAID	6/2008	6/2008 — 5/2012
NuThrax	NIAID	7/2008	7/2008 — 6/2013
Thravixa	NIAID/BARDA	9/2008	9/2008 — 8/2012
NuThrax	NIAID/BARDA	9/2008	9/2008 — 7/2012
Double mutant recombinant protective antigen anthrax vaccine	NIAID	9/2009	9/2009 — 8/2012
Large-scale manufacturing for BioThrax	BARDA	7/2010	7/2010 — 7/2015
NuThrax	NIAID	7/2010	8/2010 — 8/2014
PreviThrax	BARDA	9/2010	9/2010 — 9/2015

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

We believe that significant investment in product development is a competitive necessity and plan to continue these investments in order to be in a position to realize the potential of our product candidates. We expect that spending for our product pipeline will increase as our product development activities continue based on ongoing advancement of our product candidates, and as we prepare for regulatory submissions and other regulatory activities. We expect that the magnitude of any increase in our research and development spending will be dependent upon such factors as the results from our ongoing preclinical studies and clinical trials, participation of third-party collaborators, number of product candidates under development, the size, structure and duration of any follow-on clinical programs that we may initiate, costs associated with manufacturing our product candidates on a large-scale basis for later-stage clinical trials, and our ability to use or rely on data generated by government agencies, such as studies involving BioThrax conducted by the CDC.

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

Total Other Income (Expense)

Total other income (expense) consists primarily of interest income and interest expense, and in 2010, a charge to reduce previously accrued interest income related to a settlement agreement with Protein Sciences Corporation, or PSC. We earn interest income on our cash, cash equivalents and in 2010, on a note receivable, and we incur interest expense on our indebtedness. We capitalize interest expense based on the cost of major ongoing projects which have not yet been placed in service, such as new manufacturing facilities. Some of our existing debt arrangements provide for increasing amortization of principal payments in future periods. See “Liquidity and Capital Resources — Debt Financing” for additional information.

Results of Operations

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Revenues

Product sales revenues decreased by $49.0 million, or 19%, to $202.4 million for 2011 from $251.4 million for 2010. This decrease in product sales revenues was primarily due to a 21% decrease in the number of doses of BioThrax delivered. This decrease was due to the redeployment of our potency testing capacity from BioThrax release testing to qualification of replacement reference standards and other development testing during the first quarter of 2011, coupled with lower production yields in the period in which the doses were produced. Product sales revenues in 2011 consisted of BioThrax sales to HHS and the CDC of $200.9 million and aggregate international and other sales of $1.5 million.  Product sales revenue in 2010 consisted of BioThrax sales to HHS of $248.5 million and aggregate international and other sales of $2.9 million.

Contracts and grants revenues increased by $36.2 million, or 104%, to $71.0 million in 2011 from $34.8 million in 2010. The increase in contracts and grants revenues was primarily due to revenues from our contract with BARDA for large-scale manufacturing for BioThrax and our collaborations with Abbott and Pfizer, along with increased activity and associated revenue from our development contracts with NIAID and BARDA for NuThrax and PreviThrax. Contracts and grants revenues in 2011 consisted of $48.6 million in development contract and grant revenue from NIAID and BARDA, $22.1 million from Abbott and Pfizer and $250,000 from the Wellcome Trust.  Contracts and grants revenue for 2010 primarily consisted of $30.6 million from NIAID and BARDA, $2.2 million from Abbott and Pfizer, $1.2 million related to the U.S. government’s Therapeutic-Discovery Project Program and $750,000 from a milestone payment related to the 2008 sale of technology rights and related materials to our pertussis technology.

Cost of Product Sales

Cost of product sales decreased by $4.9 million, or 10%, to $42.2 million for 2011 from $47.1 million for 2010. This decrease was attributable to the 21% decrease in the number of BioThrax doses sold, partially offset by an increase in the cost per dose sold associated with decreased production yields in the period in which the doses were produced.

Research and Development Expenses

Research and development expenses increased by $35.5 million, or 40%, to $124.8 million for 2011 from $89.3 million for 2010.  This increase primarily reflects higher contract service and personnel-related costs, and includes increased expenses of $30.0 million for product candidates and technology platform development activities that are categorized in the Biosciences segment, increased expenses of $4.0 million for product candidates that are categorized in the Biodefense segment, and increased expenses of $1.6 million in other research and development, which are in support of central research and development activities. During 2011 and 2010, we incurred research and development expenses net of development contract and grant reimbursements along with the net loss attributable to noncontrolling interests of $47.0 million and $50.0 million, respectively.

The increase in spending on Biodefense product candidates, detailed in the table below, was primarily attributable to the timing of development efforts on various programs as we completed various studies and prepared for subsequent studies and trials. The increase in spending for NuThrax was due to manufacturing, process characterization, assay validation and the conduct of clinical trial activities. The increase in spending for our large-scale manufacturing for Biothrax program was primarily due to characterization assay development, validation activities and manufacturing that increased subsequent to the associated development contract award in July 2010. The spending for BioThrax related programs was related to clinical and non-clinical studies to support applications for marketing approval of these programs. The increase in spending for PreviThrax was primarily due to formulation development, stability studies and model optimization subsequent to the associated development contract awarded in September 2010. The decrease in spending for Anthrivig was primarily due to the timing of a clinical trial and animal model development. The decrease in spending for Thravixa was primarily due to the timing of process development, non-clinical studies and animal model development. The decrease in spending for our other biodefense activities was primarily due to decreased spending associated with our double mutant recombinant protective antigen anthrax vaccine in light of reduced funding by the U.S. government for this product candidate. As such, we expect that spending for our double mutant recombinant protective antigen anthrax vaccine will be minimal in the future.

The increase in spending on Biosciences product candidates, detailed in the table below, was primarily attributable to the timing of development efforts and the acquisition of certain Biosciences product candidates. The increase in spending for our tuberculosis vaccine product candidate is related to the costs incurred for the continued conduct of a Phase IIb clinical trial along with process development and manufacturing activities. The increase in spending for our TRU-016, ES-301 and X1 product candidates, is a result of our October 2010 acquisition of Trubion and its development programs for product candidates to treat certain autoimmune disorders and oncology, and is primarily related to clinical trials, process development and manufacturing costs.  In December 2011, Abbott terminated our collaboration for the development and commercialization of TRU-016 effective March 20, 2012.  As a result of this termination, Abbott will no longer share the cost of ongoing development, and as such we anticipate that our costs for this program will increase.  The spending for our zanolimumab product candidate was primarily for upfront and milestone payments related to the May 2011 acquisition of certain assets of TenX BioPharma, Inc. The decrease in spending for our influenza vaccine product candidate is related to the timing of process and analytical development. The decrease in spending for Typhella was primarily due to the substantial completion of manufacturing and clinical studies.  We have significantly reduced ongoing spending with regard to Typhella while we investigate options to sell or outlicense the related technology, and we expect that future spending will further be reduced. The increase in spending for our other Biosciences activities was primarily due to increased spending associated with development of platform technologies along with preclinical product candidates as a result of our acquisition of Trubion.

The spending for other research and development activities was primarily due to central research and development activities not attributable to product candidates.

Our principal research and development expenses for 2011 and 2010 are shown in the following table:

	Year ended
	December 31,
(in thousands)	2011	2010
Biodefense:
NuThrax	$11,632	$9,876
Large-scale manufacturing for BioThrax	13,138	9,099
BioThrax related programs	6,961	7,201
PreviThrax	14,404	3,767
Anthrivig	2,608	5,937
Thravixa	3,460	8,148
Other Biodefense	2,363	6,585
Total Biodefense	54,566	50,613
Biosciences:
Tuberculosis vaccine	19,025	13,690
TRU-016	13,500	2,205
ES-301 (formerly DRACO)	7,172	693
X1	3,376	-
Zanolimumab	4,820	-
Influenza vaccine	2,520	4,088
Typhella	1,271	3,398
Other Biosciences	12,723	10,338
Total Biosciences	64,407	34,412
Other	5,859	4,270
Total	$124,832	$89,295

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $1.9 million, or 3%, to $74.3 million for 2011 from $76.2 million for 2010. This decrease is primarily due to reduced spending related to professional services partially offset by increased personnel costs. The majority of the expense is attributable to the Biodefense segment, in which selling, general and administrative expenses increased by $293,000, or 1%, to $52.4 million during 2011 from $52.1 million during 2010. Selling, general and administrative expenses related to our Biosciences segment decreased by $2.2 million, or 9%, to $21.9 million during 2011 from $24.1 million during 2010.

Total Other Income (Expense)

Total net other expense decreased by $35,000, or 18%, to $156,000 for 2011 from $191,000 for 2010. The net decrease was due primarily to a reduction in interest income recorded related to our note receivable from PSC offset by a 2010 charge to reduce previously accrued interest income related to the settlement with PSC in October 2010.

Income Taxes

Provision for income taxes decreased by $10.4 million, or 40%, to $15.8 million for 2011 from $26.2 million for 2010. The provision for income taxes for 2011 resulted primarily from our income before provision for income taxes and the loss attributable to noncontrolling interest of $38.9 million and an effective annual tax rate of approximately 41%. The provision for income taxes for 2010 resulted primarily from our income before provision for income taxes and the loss attributable to noncontrolling interest of $77.9 million and an effective annual tax rate of approximately 34%. The increase in the effective annual tax rate is primarily related to the timing of deductions related to our large scale manufacturing facility and the utilization of state net operating losses.  The provision for income taxes also reflects research and development tax credits of $1.4 million for 2011 and $1.8 million for 2010.

Net Loss Attributable to Noncontrolling Interest

Net loss attributable to noncontrolling interest increased by $2.4 million, or 53%, to $6.9 million for 2011 from $4.5 million for 2010. The increase resulted primarily from the timing of clinical and development activities and related expenses incurred by our joint ventures. These amounts represent the portion of the losses incurred by the joint ventures for the years ended December 31, 2011 and 2010, respectively, that is attributable to our joint venture partners.

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

Contracts and grant revenues increased by $17.2 million, or 98%, to $34.8 million in 2010 from $17.6 million in 2009. The increase in contracts and grants revenue was primarily due to revenues from our large-scale manufacturing for BioThrax contract and our collaborations with Abbott and Pfizer along with increased activity and associated revenue from our development contracts with NIAID and BARDA for NuThrax, PreviThrax, and our double mutant recombinant protective antigen anthrax vaccine. Contracts and grants revenue for 2010 primarily consisted of $30.6 million from NIAID and BARDA, $2.2 million from Abbott and Pfizer, $1.2 million related to the U.S. government’s Therapeutic-Discovery Project Program and $750,000 from a milestone payment related to the 2008 sale of technology rights and related materials to our pertussis technology. Contracts and grants revenues for 2009 consisted of $17.4 million in development contract revenue from NIAID and BARDA and $211,000 from Sanofi Pasteur under a collaboration agreement that was terminated in December 2008.

Cost of Product Sales

Cost of product sales increased by $852,000, or 2%, to $47.1 million for 2010 from $46.3 million for 2009. This increase was primarily attributable to the 15% increase in the number of BioThrax doses sold, substantially offset by a decrease in cost per dose sold associated with increased production yield in the period during which the doses sold were produced.

Research and Development Expenses

Research and development expenses increased by $14.7 million, or 20%, to $89.3 million for 2010 from $74.6 million for 2009.  This increase primarily reflects higher contract service and personnel-related costs, and includes increased expenses of $7.2 million for product candidates and technology platform development activities that are categorized in the Biosciences segment, increased expenses of $7.7 million for product candidates that are categorized in the Biodefense segment, and decreased expenses of $217,000 in other research and development, which are in support of central research and development activities. During 2010 and 2009, we incurred research and development expenses net of development contract and grant reimbursements along with the net loss attributable to noncontrolling interests of $50.0 million and $52.4 million, respectively.

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

The increase in spending on Biosciences product candidates, detailed in the table below, was primarily attributable to the timing of development efforts partially offset by the termination or scaling back of certain programs. The increase in spending for our tuberculosis vaccine product candidate is related to the costs incurred for the continued conduct of a Phase IIb clinical trial, which commenced in April 2009. The increase in spending for our TRU-016 and SBI-087 product candidates, primarily for clinical studies and manufacturing costs, is due to our October 2010 acquisition of Trubion and its development programs for product candidates to treat certain autoimmune disorders and cancer, including RA, SLE, CLL and NHL. The increase in spending for our influenza vaccine product candidate is related to process and analytical development.  The decrease in spending for Typhella was primarily due to the timing of stability and clinical studies. The increase in spending for our other Biosciences activities was due to increased spending associated with development of platform technologies along with preclinical product candidates that we acquired in the acquisition of Trubion.

The spending for other research and development activities was primarily due to central research and development activities not attributable to product candidates.

Our principal research and development expenses for 2010 and 2009 are shown in the following table:

	Year ended
	December 31,
(in thousands)	2010	2009
Biodefense:
NuThrax	$9,876	$5,543
Large-scale manufacturing for BioThrax	9,099	1,881
BioThrax related programs	7,201	8,324
PreviThrax	3,767	8,450
Anthrivig	5,937	6,890
Thravixa	8,148	7,215
Double mutant recombinant protective antigen	5,938	560
Botulinum vaccines	647	4,027
Total Biodefense	50,613	42,890
Biosciences:
Tuberculosis vaccine	13,690	11,710
TRU-016	2,205	-
ES-301 (formerly DRACO)	693	-
Influenza vaccine	4,088	3,653
Typhella	3,398	5,083
Other Biosciences	10,338	6,765
Total Biosciences	34,412	27,211
Other	4,270	4,487
Total	$89,295	$74,588

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $2.4 million, or 3%, to $76.2 million for 2010 from $73.8 million for 2009. This increase includes increased personnel and professional services to support the business, along with approximately $3.1 million in costs related to a restructuring of the Company’s U.K. operations and approximately $2.8 million in transaction costs related to the acquisition of Trubion. These increases are partially offset by a $6.1 million decrease in impairment charges related to the Frederick buildings and lower legal service costs due primarily to the settlement of the PSC litigation. The majority of the expense is attributable to the Biodefense segment, in which selling, general and administrative expenses increased by $3.2 million, or 7%, to $52.1 million for 2010 from $48.9 million for 2009. Selling, general and administrative expenses related to our Biosciences segment decreased by $793,000, or 3%, to $24.1 million for 2010 from $24.9 million for 2009.

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

Liquidity and Capital Resources

Sources of Liquidity

We have funded our cash requirements from inception through 2011 principally with a combination of revenues from BioThrax product sales, debt financings and facilities leases, development funding from government entities and non-government and philanthropic organizations and collaborative partners, the net proceeds from our initial public offering and from the sale of our common stock upon exercise of stock options. We have operated profitably for each of the five years ended December 31, 2011.

As of December 31, 2011, we had cash, cash equivalents and investments of $145.9 million. Additionally, at December 31, 2011, our accounts receivable balance was $74.2 million.

Cash Flows

The following table provides information regarding our cash flows for the years ended December 31, 2011, 2010 and 2009.

	Year ended December 31,
(in thousands)	2011	2010	2009
Net cash provided by (used in):
Operating activities(1)	$14,594	$98,909	$29,894
Investing activities	(53,963)	(23,456)	(33,287)
Financing activities	14,251	(9,358)	14,844
Total net cash provided by (used in)	$(25,118)	$66,095	$11,451

(1) Includes the effect of exchange rate changes on cash and cash equivalents.

Net cash provided by operating activities of $14.6 million in 2011 was principally due to our net income attributable to Emergent BioSolutions Inc. of $23.0 million, a net increase in income taxes of $21.6 million related to timing differences, non-cash charges of $10.7 million for stock-based compensation, $9.4 million for depreciation and amortization, and $5.3 million for development expenses primarily from our joint ventures partially offset by a decrease in accounts receivable of $34.8 million due to the timing of collection of amounts billed primarily to HHS and a decrease in deferred revenue of $10.9 million primarily from our Abbott collaboration.

Net cash provided by operating activities of $98.9 million in 2010 was due principally to net income attributable to Emergent BioSolutions Inc. of $51.7 million, a decrease in accounts receivable of $19.1 million due to the timing of collection of amounts billed primarily to HHS, a net increase in income taxes related to timing differences of $4.8 million, a $6.2 million increase in accrued compensation and non-cash charges of $7.1 million for stock-based compensation, $6.0 million for depreciation and amortization, and $6.0 million for development expenses from our joint ventures.

Net cash provided by operating activities of $29.9 million in 2009 was due principally to our net income attributable to Emergent BioSolutions Inc. of $31.1 million, and non-cash charges of $7.2 million for development expenses from our joint venture with the University of Oxford, $7.3 million related to the impairment of our Frederick facilities, $5.0 million for depreciation and amortization and $5.0 million for stock-based compensation, partially offset by a $30.0 million increase in accounts receivable related to amounts billed in the fourth quarter of 2009 for which payment was not received until January 2010.

Net cash used in investing activities in 2011 was $54.0 million, primarily due to capital expenditures of $54.0 million related to the construction and related costs for our facility in Baltimore, Maryland, and infrastructure investments and other equipment, along with the purchase of U.S. Treasury securities of $4.2 million, partially offset by proceeds from the maturity of U.S. Treasury securities of $4.3 million.

Net cash used in investing activities of $23.5 million for the year ended December 31, 2010 was primarily due to capital expenditures of approximately $22.1 million for validation and qualification activities for Building 55 and build-out activities for our Baltimore, Maryland facility and infrastructure investments and other equipment along with net cash paid to acquire Trubion of $17.9 million, partially offset by the repayment of $10.0 million for the PSC note receivable and proceeds from the sale of investments of approximately $6.5 million.

Net cash used in investing activities of $33.3 million for the year ended December 31, 2009 was primarily due to the capital expenditures of  $8.2 million for the purchase of our Baltimore facility, $6.4 million for the purchase of our Gaithersburg facility, $7.6 million in construction and related costs for our new manufacturing facility in Lansing, Michigan and approximately $11.1 million in infrastructure investments and other equipment.

Net cash provided by financing activities of $14.3 million in 2011 resulted primarily from $27.5 million in advances under our construction and equipment loans with PNC Bank related to the renovation, improvement and equipment purchase at our Baltimore facility, $10.0 million in proceeds from stock option exercises and $2.2 million related to excess tax benefits from the exercise of stock options, partially offset by $15.5 million in principal payments on indebtedness and a $10.0 million CVR payment to former Trubion stockholders and option holders.

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

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2011:

	Payments due by period
(in thousands)	Total	2012	2013	2014	2015	2016	After 2016
Contractual obligations:
Long-term indebtedness including current portion	$59,454	$5,360	$7,518	$21,505	$1,072	$1,108	$22,891
Operating lease obligations	9,913	3,188	2,233	1,773	1,583	1,136	-
Total contractual obligations	$69,367	$8,548	$9,751	$23,278	$2,655	$2,244	$22,891

There are a number of uncertainties that we face in the development of new product candidates that prevent us from making a reasonable estimate of the cash obligations under our material license and collaboration agreements.  Because of these uncertainties, the preceding table excludes contingent contractual payments that we may become obligated to make under such agreements.  These agreements typically provide for the payment of milestone fees upon achievement of specified research, development and commercialization milestones, such as the commencement of clinical trials, the receipt of funding awards, the receipt of regulatory approvals, and the achievement of sales milestones.  The amount of contingent contractual milestone payments that we may become obligated to make is variable based on the actual achievement and timing of the applicable milestones and the characteristics of any products or product candidates that are developed, including factors such as number of products or product candidates developed, type and number of components of each product or product candidate, ownership of the various components and the specific markets affected, and the aggregate payments could be as much as approximately $179 million.  The success of our efforts to commercialize our product candidates depends on many factors, including those set forth in “Risk Factors—Our business depends significantly on our success in completing development and commercialization of our product candidates at acceptable costs” and is highly uncertain.  Even if these efforts are successful, the timing of success is highly unpredictable and variable. The same is true for any contingent contractual royalty payments that we may be obligated to make upon successful commercialization of these product candidates.  We do not expect that any such payments would have an adverse effect on our financial position, operations and capital resources because, if payable, we expect that the benefits associated with the achievement of the relevant milestones or the achievement of revenue would offset the burden of making these payments.  We are not obligated to pay any minimum royalties under our existing contracts.

Debt Financing

As of December 31, 2011, we had $59.5 million principal amount of debt outstanding, comprised primarily of the following:

▪
$2.5 million outstanding under a loan from the Department of Business and Economic Development of the State of Maryland used to finance eligible costs incurred to purchase our first facility in Frederick, Maryland;

▪	$5.3 million outstanding under a mortgage loan from PNC Bank used to finance the remaining portion of the purchase price for our first Frederick facility;
▪	$19.7 million outstanding under a term loan from HSBC Realty Credit Corporation used to finance a portion of the costs of our facility expansion in Lansing, Michigan;
▪	$4.5 million outstanding under a mortgage loan from HSBC Realty Credit Corporation used to finance a portion of the purchase price of our facility in Gaithersburg, Maryland;
▪	$26.1 million outstanding under a construction loan from PNC Bank used to fund the ongoing renovation of our Baltimore, Maryland facility; and
▪	$1.4 million outstanding under an equipment loan from PNC Bank used to fund equipment purchases at our Baltimore, Maryland facility.

Some of our debt instruments contain financial and operating covenants. In particular:

▪
Under our loan from the State of Maryland, we were not required to repay the principal amount of the loan if we maintained a specified number of employees at the Frederick site, if we invested at least $42.9 million in total funds toward financing the purchase of the buildings on the site and for related improvements and operation of the facility, and if we occupied the facility through 2012. Our plans for this facility have changed, and we currently plan to sell both Frederick buildings. As such we have not met the requirements for the loan to be forgivable. We have reached an agreement with the State of Maryland to repay the loan in full by March 31, 2012, with an earlier repayment due upon sale of the building.

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

▪
Under our construction and equipment loans with PNC Bank to finance a portion of the construction costs and equipment purchases of our facility expansion in Baltimore, Maryland, we are required to maintain on a rolling four-quarter basis a leverage ratio of less than 2.00 and a debt coverage ratio of not less than 1.25 to 1.00. In addition, we are required to maintain at all times a minimum cash balance of $50.0 million.

Our debt instruments also contain negative covenants restricting our activities. Our term loan with HSBC Realty Credit Corporation limits the ability of Emergent BioDefense Operations LLC to incur indebtedness and liens, sell assets, make loans, advances or guarantees, enter into mergers or similar transactions and enter into transactions with affiliates. Our construction and equipment loans from PNC Bank limits our ability to incur indebtedness, make loans and enter into mergers or similar transactions.

The facilities and other equipment that we purchased with the proceeds of our loans from PNC Bank, the State of Maryland and HSBC Realty Credit Corporation serve as collateral for these loans. Our term loan with HSBC Realty Credit Corporation is secured by substantially all of Emergent BioDefense Operations Lansing LLC assets, other than accounts receivable under our BioThrax supply contracts. Our construction loan with PNC Bank is secured by our Baltimore building along with Emergent BioDefense Operations Lansing LLC’s accounts receivable under our BioThrax supply contracts. Our equipment loan with PNC Bank is secured by the equipment purchased for our Baltimore facility. The covenants under our existing debt instruments and the pledge of our existing assets as collateral limit our ability to obtain additional debt financing.

Under our mortgage loan from PNC Bank, which we modified in October 2011, the fixed annual interest rate is 3.48% and a monthly payment of $64,000. All unpaid principal and interest is due in full in October 2013. A residual principal payment of approximately $4.2 million is due upon maturity in October 2013.

Under our term loan with HSBC Realty Credit Corporation, which we refinanced in December 2009, we are required to make monthly principal payments of $126,000. A residual principal payment of approximately $15.3 million is due upon maturity in December 2014. Interest is payable monthly and accrues at an annual rate equal to the three month LIBOR plus 3.25%.

Under our mortgage loan from HSBC Realty Credit Corporation to purchase our Gaithersburg facility, we are required to make monthly principal payments of $28,000. A residual principal payment of approximately $3.5 million is due upon maturity in November 2014. Interest is payable monthly and accrues at an annual rate equal to the three month LIBOR plus 3.25%.

Under our construction loan from PNC Bank to finance a portion of the construction and renovation costs at our Baltimore, Maryland facility, we are required to make monthly interest only payments through July 2012. Beginning in July 2012, we will be required to make monthly payments of principal and interest based upon a 20-year amortization schedule with a balloon payment for the remaining unpaid principal and interest due in July 2017. Interest is payable monthly and accrues at an annual rate equal to the LIBOR plus 3.0%.

Under our equipment loan from PNC Bank to finance a portion of the equipment purchase for our Baltimore, Maryland facility, we are required to make monthly interest only payments through August 2012. Beginning is August 2012, we will be required to make monthly payments of principal and interest based on a 10-year amortization schedule with a balloon payment for the remaining principal and interest due in August 2017.

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
▪
the timing of, and the costs involved in, completion of qualification and validation activities related to Building 55, our large-scale manufacturing facility in Lansing, Michigan, the build out of our facility in Baltimore, Maryland, and any other new facilities;

▪	the scope, progress, results and costs of our preclinical and clinical development activities;
▪	the costs, timing and outcome of regulatory review of our product candidates;
▪	the number of, and development requirements for, other product candidates that we may pursue;
▪	the costs of commercialization activities, including product marketing, sales and distribution;
▪	the market acceptance and sales growth of any of our products and product candidates upon regulatory approval;
▪	the extent to which our growth generates increased administrative costs;
▪	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other patent-related costs, including litigation costs and the results of such litigation;
▪	the extent to which we acquire or invest in companies, businesses, products or technologies; and
▪	the effect of technological and market developments.

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

Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2011-12 which deferred certain amendments under ASU 2011-05 related to the presentation of reclassification updates. This amendment is effective for fiscal years, and interim periods within those years, after December 15, 2011. We do not anticipate this amendment will have a material impact on our financial statements.

In September 2011, the FASB issued ASU No. 2011-08, which amended ASC Topic 350 regarding testing goodwill for impairment. The amendments in ASU No. 2011-08 states an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. These amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We do not anticipate this amendment will have a material impact on our financial statements.

In June 2011, the FASB issued ASU No. 2011-05, which amended ASC Topic 220 regarding presentation of comprehensive income. The amendments in ASU No. 2011-05 require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. This amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  We do not anticipate this amendment will have a material impact on our financial statements.

In May 2011, the FASB issued ASU No. 2011-04 which amended ASC Topic 820 to achieve common fair value measurements and disclosure requirements in U.S. GAAP and International Financial Reporting Standards, or IFRS. The amendments in ASU No. 2011-05 result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. This amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We do not anticipate this amendment will have a material impact on our financial statements.

ITEM 7A.                          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is currently confined to our cash and cash equivalents and restricted cash that have maturities of less than three months, our investments, and our long-term indebtedness. We currently do not hedge interest rate exposure or foreign currency exchange exposure, and the movement of foreign currency exchange rates could have an adverse or positive impact on our results of operations. We have not used derivative financial instruments for speculation or trading purposes. Because of the short-term maturities of our cash and cash equivalents and the small amount of our non-cash investments, which equaled $2.0 million at December 31, 2011, we believe that an increase in market rates would likely not have a significant impact on the realized value of our investments, but any increase in market rates would likely increase the interest expense associated with our debt.

ITEM 8.                             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
on the Consolidated Financial Statements

The Board of Directors and Stockholders of Emergent BioSolutions Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Emergent BioSolutions Inc. and Subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Emergent BioSolutions Inc. and Subsidiaries at December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Emergent BioSolutions Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia
March 9, 2012

Emergent BioSolutions Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$143,901	$169,019
Investments	1,966	2,029
Accounts receivable	74,153	39,326
Inventories	14,661	12,722
Deferred tax assets, net	1,735	2,638
Income tax receivable, net	9,506	8,728
Restricted cash	220	217
Prepaid expenses and other current assets	8,276	8,814
Total current assets	254,418	243,493

Property, plant and equipment, net	208,973	152,701
In-process research and development	51,400	51,400
Goodwill	5,502	5,029
Assets held for sale	11,765	12,741
Deferred tax assets, net	13,999	33,757
Other assets	807	1,198

Total assets	$546,864	$500,319

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$40,530	$25,409
Accrued expenses and other current liabilities	1,170	1,309
Accrued compensation	20,884	23,975
Contingent value rights, current portion	1,748	-
Long-term indebtedness, current portion	5,360	17,187
Deferred revenue, current portion	1,362	7,839
Total current liabilities	71,054	75,719

Contingent value rights, net of current portion	3,005	14,532
Long-term indebtedness, net of current portion	54,094	30,239
Deferred revenue, net of current portion	-	4,386
Other liabilities	1,984	1,882
Total liabilities	130,137	126,758

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 15,000,000 shares authorized, 0 shares issued and outstanding at December 31, 2011 and 2010, respectively	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized, 36,002,698 and 35,011,423 shares issued and outstanding at December 31, 2011 and 2010, respectively	36	35
Additional paid-in capital	220,654	197,689
Accumulated other comprehensive loss	(3,313)	(2,110)
Retained earnings	196,869	173,850
Total Emergent BioSolutions Inc. stockholders' equity	414,246	369,464
Noncontrolling interest in subsidiaries	2,481	4,097
Total stockholders’ equity	416,727	373,561
Total liabilities and stockholders’ equity	$546,864	$500,319

The accompanying notes are an integral part of the consolidated financial statements.

Emergent BioSolutions Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Year Ended December 31,
	2011	2010	2009
Revenues:
Product sales	$202,409	$251,381	$217,172
Contracts and grants	70,975	34,790	17,614
Total revenues	273,384	286,171	234,786

Operating expense:
Cost of product sales	42,171	47,114	46,262
Research and development	124,832	89,295	74,588
Selling, general and administrative	74,282	76,205	73,786
Income from operations	32,099	73,557	40,150

Other income (expense):
Interest income	105	832	1,418
Interest expense	-	-	(7)
Other income (expense), net	(261)	(1,023)	(50)
Total other income (expense)	(156)	(191)	1,361

Income before provision for income taxes	31,943	73,366	41,511
Provision for income taxes	15,830	26,182	14,966
Net income	16,113	47,184	26,545
Net loss attributable to noncontrolling interest	6,906	4,514	4,599
Net income attributable to Emergent BioSolutions Inc.	$23,019	$51,698	$31,144

Earnings per share - basic	$0.65	$1.63	$1.02
Earnings per share - diluted	$0.64	$1.59	$0.99

Weighted-average number of shares - basic	35,658,907	31,782,286	30,444,485
Weighted-average number of shares - diluted	36,206,052	32,539,500	31,375,305

The accompanying notes are an integral part of the consolidated financial statements.

Emergent BioSolutions Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income	$16,113	$47,184	$26,545
Adjustments to reconcile to net cash provided by operating activities:
Stock-based compensation expense	10,739	7,063	5,007
Depreciation and amortization	9,355	5,990	4,999
Deferred income taxes	20,188	9,229	5,752
Non-cash development expenses from joint venture	5,290	5,995	7,215
Impairment of long-lived assets	976	1,218	7,328
Change in fair value of contingent value rights	221	-	-
Provision for impairment of accrued interest on note receivable	-	1,032	-
Excess tax benefits from stock-based compensation	(2,200)	(1,700)	(1,852)
Other	392	(38)	61
Changes in operating assets and liabilities:
Accounts receivable	(34,873)	19,094	(30,017)
Inventories	(1,939)	799	6,207
Income taxes	1,422	(4,454)	(1,673)
Prepaid expenses and other assets	660	(764)	(1,435)
Accounts payable	2,510	3,392	(1,547)
Accrued expenses and other liabilities	(95)	(447)	(109)
Accrued compensation	(3,303)	6,175	3,395
Deferred revenue	(10,863)	(838)	(6)
Net cash provided by operating activities	14,593	98,930	29,870
Cash flows from investing activities:
Purchases of property, plant and equipment	(54,026)	(22,101)	(33,287)
Proceeds from maturity of investments	4,250	6,518	-
Purchase of investments	(4,187)	-	-
Acquisition of Trubion Pharmaceuticals, Inc., net of cash acquired	-	(17,873)	-
Repayment of note receivable	-	10,000	-
Net cash used in investing activities	(53,963)	(23,456)	(33,287)
Cash flows from financing activities:
Proceeds from borrowings on long-term indebtedness and line of credit	27,522	15,000	57,183
Issuance of common stock subject to exercise of stock options	10,026	7,235	4,464
Excess tax benefits from stock-based compensation	2,200	1,700	1,852
Principal payments on long-term indebtedness and line of credit	(15,494)	(33,291)	(48,648)
Contingent value right payment	(10,000)	-	-
Restricted cash deposit	(3)	(2)	(7)
Net cash provided by (used in) financing activities	14,251	(9,358)	14,844

Effect of exchange rate changes on cash and cash equivalents	1	(21)	24

Net increase (decrease) in cash and cash equivalents	(25,118)	66,095	11,451
Cash and cash equivalents at beginning of year	169,019	102,924	91,473
Cash and cash equivalents at end of year	143,901	169,019	102,924

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$1,740	$2,176	$1,627
Cash paid during the year for income taxes	$4,280	$22,440	$15,155
Supplemental information on non-cash investing and financing activities:
Issuance of common stock to acquire Trubion Pharmaceuticals, Inc.	$-	$61,204	$-
Purchases of property, plant and equipment unpaid at year end	$15,509	$3,519	$2,749

The accompanying notes are an integral part of the consolidated financial statements.

Emergent BioSolutions Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders' Equity
(in thousands, except share and per share data)

	$0.001 Par Value Common Stock		Additional	Accumulated Other	Noncontrolling Interest	Retained	Total
			Paid-In	Comprehensive			Stockholders'
	Shares	Amount	Capital	Loss	in Subsidiary	Earnings	Equity
Balance at December 31, 2008	30,159,546	$30	$109,170	$(859)	$-	$91,008	$199,349

Exercise of stock options	671,814	1	4,463	-	-	-	4,464
Stock-based compensation expense	-	-	5,007	-	-	-	5,007
Excess tax benefits from exercises of stock options	-	-	1,852	-	-	-	1,852
Non-cash development expenses from joint ventures	-	-	-	-	7,215	-	7,215
Net loss attributable to noncontrolling interest	-	-	-	-	(4,599)	-	(4,599)
Net income	-	-	-	-	-	31,144	31,144
Foreign currency translation	-	-	-	(617)	-	-	(617)
Comprehensive income	-	-	-	-	-	-	30,527

Balance at December 31, 2009	30,831,360	$31	$120,492	$(1,476)	$2,616	$122,152	$243,815

Issuance of stock for Trubion
Pharmaceuticals, Inc. acquisition	3,351,817	3	61,200	-	-	-	61,203
Exercise of stock options	828,246	1	7,234	-	-	-	7,235
Stock-based compensation expense	-	-	7,063	-	-	-	7,063
Excess tax benefits from exercises of stock options	-	-	1,700	-	-	-	1,700
Non-cash development expenses from joint ventures	-	-	-	-	5,995	-	5,995
Net loss attributable to noncontrolling interest	-	-	-	-	(4,514)	-	(4,514)
Net income	-	-	-	-	-	51,698	51,698
Foreign currency translation	-	-	-	(634)	-	-	(634)
Comprehensive income	-	-	-	-	-	-	51,064

Balance at December 31, 2010	35,011,423	$35	$197,689	$(2,110)	$4,097	$173,850	$373,561

Exercise of stock options	991,275	1	10,025	-	-	-	10,026
Stock-based compensation expense	-	-	10,740	-	-	-	10,740
Excess tax benefits from exercises of stock options	-	-	2,200	-	-	-	2,200
Non-cash development expenses from joint ventures	-	-	-	-	5,290	-	5,290
Net loss attributable to noncontrolling interest	-	-	-	-	(6,906)	-	(6,906)
Net income	-	-	-	-	-	23,019	23,019
Foreign currency translation	-	-	-	(1,203)	-	-	(1,203)
Comprehensive income	-	-	-	-	-	-	21,816

Balance at December 31, 2011	36,002,698	$36	$220,654	$(3,313)	$2,481	$196,869	$416,727

 The accompanying notes are an integral part of the consolidated financial statements

Emergent BioSolutions Inc. and Subsidiaries
Notes to consolidated financial statements

1.      Nature of the business and organization

Emergent BioSolutions Inc. (the “Company” or “Emergent”) is a biopharmaceutical company focused on protecting and enhancing life by developing and manufacturing vaccines and therapeutics that are supplied to healthcare providers and purchasers for use in preventing and treating disease. The Company is developing products to be offered both to biodefense and commercial markets. The Company commenced operations as BioPort Corporation (“BioPort”) in September 1998 through an acquisition from the Michigan Biologic Products Institute of rights to the marketed product, BioThrax, vaccine manufacturing facilities at a multi-building campus on approximately 12.5 acres in Lansing, Michigan and vaccine development and production know-how. In December 2001, the U.S. Food and Drug Administration (“FDA”) approved a supplement to the Company’s manufacturing facility license for the manufacture of BioThrax at the renovated facilities. In June 2004, the Company completed a corporate reorganization (“Reorganization”).

As a result of the Reorganization, BioPort became a wholly owned subsidiary of the Company.  The Company subsequently renamed and converted this subsidiary to Emergent Biodefense Operations Lansing LLC (“Emergent Biodefense Operations”). The Company acquired a portion of its portfolio of vaccine and therapeutic product candidates through an acquisition of Microscience Limited (“Microscience”) in a share exchange in June 2005, and acquisitions of substantially all of the assets, for cash, of Antex Biologics Inc. (“Antex”) in May 2003 and ViVacs GmbH, Germany (“ViVacs”) in July 2006. The Company has renamed Microscience as Emergent Product Development UK Limited. The assets acquired from Antex are held in an entity incorporated as Emergent Product Development Gaithersburg Inc., and the assets acquired from ViVacs are held in an entity incorporated as Emergent Product Development Germany GmbH. On October 28, 2010, the Company acquired Trubion Pharmaceuticals, Inc. (“Trubion”) for cash, equity and contingent value rights. Concurrent with the acquisition, the Company converted Trubion to Emergent Product Development Seattle, LLC.

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

For debt securities, if the Company intends to either sell or determines that it will more likely than not be required to sell a debt security before recovery of the entire amortized cost basis or maturity of the debt security, the Company recognizes the entire impairment in earnings. If the Company does not intend to sell the debt security but determines that it will not be more likely than not required to sell the debt security and it does not expect to recover the entire amortized cost basis, the impairment is bifurcated into the amount attributed to the credit loss, which is recognized in earnings, and all other causes, which are recognized in other comprehensive income. Regardless of the Company’s intent to sell a security, it performs additional analysis on all securities with unrealized losses to evaluate losses associated with the creditworthiness of the security. Credit losses are identified when the Company does not expect to receive cash flows sufficient to recover the amortized cost basis of a security.

Fair value of measurements

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

Restricted cash

Restricted cash at December 31, 2011 and 2010 includes a certificate of deposit held by a bank as collateral for a letter of credit acting as a security deposit on a loan. As of December 31, 2011 and 2010 the Company had restricted cash of $220,000 and $217,000, respectively.

Significant customers and accounts receivable

For the years ended December 31, 2011, 2010 and 2009, the Company’s primary customer was the U.S. Department of Health and Human Services (“HHS”).  For the years ended December 31, 2011, 2010 and 2009, revenues from HHS and HHS agencies comprised 91.3%, 97.5% and 99.6%, respectively, of total revenues and are included in the Company’s Biodefense segment. As of December 31, 2011 and 2010, the Company’s receivable balances were comprised of 90.0% and 87.9%, respectively, from this customer. Unbilled accounts receivable, included in accounts receivable, totaling $19.0 million and $13.6 million as of December 31, 2011 and 2010, respectively, relate to various service contracts for which work has been performed, though invoicing has not yet occurred. Substantially all of the unbilled receivables are expected to be billed and collected within the next 12 months. Accounts receivable are stated at invoice amounts and consist primarily of amounts due from the U.S. government and collaborative partners as well as amounts due under reimbursement contracts with other government entities and non-government and philanthropic organizations. If necessary, the Company records a provision for doubtful receivables to allow for any amounts which may be unrecoverable. This provision is based upon an analysis of the Company’s prior collection experience, customer creditworthiness and current economic trends. As of December 31, 2011 and 2010, an allowance for doubtful accounts was not recorded as the collection history from the Company’s customers indicated that collection was probable.

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

Revenue recognition

The Company recognizes revenues from product sales if four basic criteria have been met:

▪	there is persuasive evidence of an arrangement;
▪	delivery has occurred or title has passed to the Company’s customer;
▪	the fee is fixed or determinable; and
▪	collectibility is reasonably assured.

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

Under previous contracts with HHS, the Company invoiced HHS and recognized the related revenues upon delivery of the product to the government carrier, at which time title to the product passed to HHS.  Effective September 30, 2011, the Company has a contract from the Centers for Disease Control and Prevention (“CDC”), an operating division of HHS, to supply 44.75 million doses of BioThrax over a five year period. Under the Company’s contract from the CDC, the Company invoices the CDC and recognizes the related revenue upon acceptance by the government at delivery site, at which time title to the product passes the CDC.

In December 2005, the Securities and Exchange Commission released an interpretation with respect to the accounting for sales of vaccines and bioterror countermeasures to the federal government for placement into the Strategic National Stockpile (“SNS”). This interpretation provides for revenue recognition for specifically identified products purchased for the SNS in the event that all requirements for revenue recognition are not met. While the Company’s contracts with HHS are for qualifying sales of vaccine for placement into the SNS, the Company currently meets all requirements for revenue recognition upon delivery of product to HHS or HHS agencies, such as the CDC.

Collaborative research and development agreements can provide for one or more of upfront license fees, research payments, and milestone payments. Agreements with multiple components (“deliverables” or “items”) are evaluated to determine if the deliverables can be divided into more than one unit of accounting. An item can generally be considered a separate unit of accounting if both of the following criteria are met: (1) the delivered item(s) has value to the customer on a stand-alone basis; (2) if the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in control of the Company. Items that cannot be divided into separate units are combined with other units of accounting, as appropriate. Consideration received is allocated among the separate units based on the relative selling price method and is recognized in full when the criteria above are met. The Company deems service to have been rendered if no continuing obligation exists on the part of the Company.

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

Milestones are considered substantive if all of the following conditions are met; (1) the milestone is non-refundable; (2) achievement of the milestone was not reasonably assured at the inception of the arrangement; (3) substantive effort is involved to achieve the milestone; and (4) the amount of the milestone appears reasonable in relation to the effort expended. Payments received in advance of work performed are recorded as deferred revenue.

The Company generates contract and grant revenue from cost-plus-fee contracts.  Revenues on reimbursable contracts are recognized as costs are incurred, generally based on allowable costs incurred during the period, plus any recognizable earned fee.  The Company considers fixed fees under cost-plus-fee contracts to be earned in proportion to the allowable costs incurred in performance of the contract. The Company analyzes cost for contracts and reimbursable grants to ensure reporting of revenues gross versus net is appropriate.  For each of the three years in the period ended December 31, 2011, the costs incurred under the contracts and grants approximated the revenue earned.

The Company generates revenues from its collaborations with Pfizer, Inc. (“Pfizer”) and Abbott Laboratories (“Abbott”). Certain internal and external research and development costs and patent costs are reimbursed in connection with the Company’s collaboration agreements. Reimbursed costs under the Pfizer collaboration are recognized as revenue in the period in which the costs are incurred. Under the Company’s collaboration agreement with Abbott, which Abbott notified the Company on December 21, 2011 that it was terminating effective March 20, 2012, Abbott shares development and clinical costs equally with the Company. Under this collaboration agreement, each of the Company and Abbott are required to report to the other party the total costs incurred for development. The total spending by each party is then compared to the spending by to the other party. In the event that the Company’s spending for a given quarter exceeds the spending of Abbott, the Company records a net receivable in our financial statements equal to the difference between the Company’s spending and 50% of the total spending for the period, and recognizes revenue in this amount. If Abbott’s spending for the quarterly period exceeds the Company’s spending, the Company records a net payable in its financial statements equal to the difference between the Company’s spending and 50% of the total spending, and records additional research and development expenses in this amount. As a result, the Company’s revenues and research and development expenses for the periods that end prior to or include the termination date of the collaboration agreement may fluctuate depending on which party in the collaboration is incurring the majority of the development costs in any particular quarterly period.

Contingent value rights

In accordance with the terms of the Company’s acquisition of Trubion in October 2010, the Company committed to make potential contingent value right (“CVR”) payments to former shareholders and stock option holders of Trubion of up to approximately $38.7 million. The obligation to make payments expires on October 28, 2013.  CVR payments generally become due and payable only upon achievement of certain developmental, regulatory or commercial milestones. The CVR obligations have been recorded in the Company’s financial statements at fair value. The fair value model used for the CVR obligations are based on a discounted cash flow model that has been risk adjusted based on the probability of achievement of the milestones.

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

Acquired in process research and development

Acquired in-process research and development (“IPR&D”) represents the fair value assigned to research and development assets that the Company acquires that have not been completed at the date of acquisition. The value assigned to acquired IPR&D is determined by estimating the costs to develop the acquired technology into commercially viable products, estimating the resulting revenue from the projects, and discounting the net cash flows to present value. The revenue and costs projections used to value acquired IPR&D were, as applicable, reduced based on the probability of developing a new drug. Additionally, the projections considered the relevant market sizes and growth factors, expected trends in technology, and the nature and expected timing of new product introductions by us and our competitors. The resulting net cash flows from such projects are based on management’s estimates of cost of sales, operating expenses, and income taxes from such projects. The rates utilized to discount the net cash flows to their present value were commensurate with the stage of development of the projects and uncertainties in the economic estimates used in the projections described above. The Company determined the fair values of these assets as of the acquisition date using discounted cash flow models. These models require the use of significant estimates and assumptions, including but not limited to:

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

If these product candidates are not successfully developed, the sales and profitability of the Company will be adversely affected in future periods. Additionally, the value of the acquired IPR&D may become impaired. The Company believes that the assumptions used in valuing the IPR&D are reasonable. The underlying assumptions and estimates used to value these IPR&D assets are subject to change in the future, and actual results may differ significantly from the assumptions and estimates. The Company’s IPR&D assets are assessed on an annual basis for impairment or more frequently if indicators of impairment are present.

         Goodwill

 The Company assesses the carrying value of goodwill annually, or whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable, to determine whether any impairment in this asset may exist and, if so, the extent of such impairment. The provisions of the relevant accounting guidance require that the Company perform a two-step impairment test. In the first step, the Company compares the fair value of its reporting unit to the carrying value of the reporting unit. If the carrying value of the reporting unit exceeds the fair value of the reporting unit, then the second step of the impairment test is performed in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of the reporting unit’s goodwill exceeds its implied fair value, an impairment loss equal to the difference is recorded and charged to general and administrative expense. The Company calculates the fair value of the reporting unit utilizing the income approach. The income approach utilizes a discounted cash flow model, using a discount rate based on the Company’s estimated weighted average cost of capital. The Company selected October 1st as its annual impairment test date.

The determination of the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. The estimates and assumptions used in calculating fair value include identifying future cash flows, which requires that the Company makes a number of critical legal, economic, market and business assumptions that reflect best estimates as of the testing date. The Company’s assumptions and estimates may differ significantly from actual results, or circumstances could change that would cause the Company to conclude that an impairment now exists or that it previously understated the extent of impairment.

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

Research and development

Research and development costs are expensed as incurred. Research and development costs primarily consist of salaries and fees paid to outside service providers and the costs of materials used in clinical trials and research and development. Other research and development expenses include fees paid to consultants, materials and related expenses for personnel and facility expenses.

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

Capitalized interest

The Company capitalizes interest based on the cost of major ongoing capital projects which have not yet been placed in service. For the years ended December 31, 2011, 2010 and 2009, the Company incurred interest of $1.7 million, $1.8 million and $1.8 million, respectively. Of these amounts, the Company capitalized $1.7 million, $1.8 million and $1.8 million, respectively.

Certain risks and uncertainties

The Company has derived substantially all of its revenue from sales of BioThrax under contracts with the U.S. government. The Company’s CDC contract does not necessarily increase the likelihood that it will secure future comparable contracts with the U.S. government. The Company expects that a significant portion of the business that it will seek in the near future, in particular for BioThrax, will be under government contracts that present a number of risks that are not typically present in the commercial contracting process. U.S. government contracts for BioThrax are subject to unilateral termination or modification by the government. The Company may fail to achieve significant sales of BioThrax to customers in addition to the U.S. government, which would harm its growth opportunities. The Company may not be able to sustain or increase profitability. The Company is spending significant amounts for the expansion of its manufacturing facilities. The Company may not be able to manufacture BioThrax consistently in accordance with FDA specifications. Other than BioThrax, all of the Company’s product candidates are undergoing clinical trials or are in early stages of development, and failure is common and can occur at any stage of development. None of the Company’s product candidates other than BioThrax have received regulatory approval.

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

Accounting for stock-based compensation

As of December 31, 2011, the Company had two stock-based employee compensation plans, the Amended and Restated Emergent BioSolutions Inc. 2006 Stock Incentive Plan (the “2006 Plan”) and the Emergent BioSolutions Employee Stock Option Plan (the “2004 Plan” and together with the 2006 Plan, the “Emergent Plans”).  The Company has granted options to purchase shares of common stock under the Emergent Plans and has granted restricted stock units under the 2006 Plan. The Emergent Plans have both incentive and non-qualified stock option features. The Company no longer grants equity awards under the 2004 Plan.

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

	Year Ended December 31,
	2011	2010	2009
Expected dividend yield	0%	0%	0%
Expected volatility	60%	55%	55%
Risk-free interest rate	0.35-1.04%	0.49-1.46%	1.32-1.72%
Expected average life of options	3.4 years	3.4 years	3.3 years

▪	Expected dividend yield — the Company does not pay regular dividends on its common stock and does not anticipate paying any dividends in the foreseeable future.
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

Reclassification

Certain amounts in the Company’s consolidated cash flows for the years ended December 31, 2010 and 2009 have been reclassified to conform with the current period presentation.

Recent accounting pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-12, which deferred certain amendments under ASU 2011-05 related to the presentation of  reclassification updates. This amendment is effective for fiscal years, and interim periods within those years, after December 15, 2011. The Company does not anticipate this amendment will have a material impact on its financial statements.

In September 2011, the FASB issued ASU No. 2011-08, which amended ASC Topic 350 regarding testing goodwill for impairment. The amendments in ASU No. 2011-08 states an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. These amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company does not anticipate this amendment will have a material impact on its financial statements.

In June 2011, the FASB issued ASU No. 2011-05, which amended ASC Topic 220 regarding presentation of comprehensive income. The amendments in ASU No. 2011-05 require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. This amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company does not anticipate this amendment will have a material impact on its financial statements.

In May 2011, the FASB issued ASU No. 2011-04, which amended ASC Topic 820 to achieve common fair value measurements and disclosure requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”). The amendments in ASU No. 2011-05 result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. This amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company does not anticipate this amendment will have a material impact on its financial statements.

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

Under the terms and conditions of the merger agreement, each share of Trubion common stock was converted into the right to receive:

▪	$1.365 in cash, without interest;
▪	0.1641 of a share of Emergent common stock; and
▪	one CVR issued by Emergent.

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

At October 28, 2010, the CVR obligations were recorded at fair value of $14.5 million. The fair value of the CVR obligations are based on management’s assessment of the potential future realization of the CVR payments. This assessment is based on inputs that have no observable market (Level 3).  The obligation is measured using a discounted cash flow model. The obligation to make CVR payments expires on October 28, 2013.

The merger expanded the Company’s pipeline of product candidates and broadened the Company’s Biosciences portfolio. Additionally, the Company expects to realize cost savings and synergies.

The total purchase price is summarized as follows:

(in thousands)
Amount of cash received by Trubion stockholders and stock option holders	$31,743
Value of shares of Emergent common stock issued	61,204
Fair value of CVRs	14,532
Total estimated purchase price	$107,479

The table below summarizes the allocation of the purchase price based upon fair values of assets acquired and liabilities assumed at October 28, 2010. The Company adjusted the preliminary purchase price allocation based on the final determination of deferred tax assets acquired.

(in thousands)
Cash	$13,870
Investments	8,547
Accounts receivable	3,548
Prepaid expenses and other assets	1,366
Property, plant and equipment	3,948
Deferred taxes	39,387
Acquired research and development assets	51,400
Goodwill	5,502
Accounts payable and accrued liabilities	(3,857)
Accrued compensation	(2,842)
Deferred revenue	(12,792)
Other long-term liabilities	(598)
Total purchase price	$107,479

A substantial portion of the assets acquired from Trubion consisted of intangible assets from in-process research and development programs.  As of the date of acquisition, Trubion primarily had two programs: 1) TRU-016, a novel CD37-directed therapy for B-cell malignancies, such as chronic lymphocytic leukemia and non-Hodgkin’s lymphoma; and 2) SBI-087, humanized, CD20-directed product candidate for the treatment of rheumatoid arthritis and systemic lupus erythematosus.  Both of these acquired research and development programs are currently in development and as such are deemed to be indefinite-lived assets and will remain as indefinite lived assets on the Company’s balance sheet until completion or abandonment of the associated research and development efforts. The Company determined the fair value of TRU-016 and SBI-087 using the income approach, which is based on the present value of future cash flows. The fair value measurements are based on significant unobservable inputs, that are developed by the Company using estimates and assumptions of the respective market and market penetration of the Company’s developed products. As of the date of acquisition, the Company recorded IPR&D assets of approximately $41.8 million related to TRU-016 and $9.6 million related to SBI-087.

The value of the deferred tax assets were based on management’s assessment of the anticipated future utilization of the tax positions. The estimated fair value of the remaining contractual obligation acquired resulted in a $16.5 million reduction in the carrying balance of historical Trubion deferred revenue at date of acquisition. The fair value of the deferred revenue was determined using unobservable inputs in which no market data exists and is based on the Company’s expected future obligations under its collaborations with Abbott and Pfizer. The cost basis of all other assets acquired and liabilities assumed approximates fair value.

The Company recorded approximately $5.5 million in goodwill related to the Trubion acquisition representing the purchase price paid in the acquisition that was in excess of the fair value of the tangible and intangible assets acquired, which is included in the Company’s Biosciences segment. None of the goodwill generated from the Trubion acquisition is expected to be deductible for tax purposes.

The Company incurred approximately $2.8 million of transaction costs for the year ended December 31, 2010, related to the acquisition, which is included in selling, general and administrative expenses in the Company’s consolidated statement of operations.

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

The table above includes nonrecurring pro forma additions to pro forma net income directly attributable to the Trubion acquisition totaling $8.3 million and $10.6 million for the years ended December 31, 2010 and 2009, respectively. These adjustments are primarily from the utilization of Trubion’s net operating losses.

4.      Fair value measurements

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis:

	At December 31, 2011
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment in money market funds (1)	$73,005	$-	$-	$73,005
U.S. Treasury securities (2)	-	1,966	-	1,966
Total assets	$73,005	$1,966	$-	$74,971

Liabilities:
Contingent value rights	$-	$-	$4,753	$4,753
Total liabilities	$-	$-	$4,753	$4,753

	At December 31, 2010
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment in money market funds (1)	$102,360	$-	$-	$102,360
U.S. Treasury securities (2)	-	2,029	-	2,029
Total assets	$102,360	$2,029	$-	$104,389

Liabilities:
Contingent value rights	$-	$-	$14,532	$14,532
Total liabilities	$-	$-	$14,532	$14,532

(1)                    Included in cash and cash equivalents in accompanying consolidated balance sheets.
(2)                    Included in investments in accompanying consolidated balance sheets.

The fair value of the CVR obligations is based on management’s assessment of certain development and collaboration milestones, which are inputs that have no observable market (Level 3).  The obligation is measured using a discounted cash flow model. During 2011, the changes in the fair value of the CVR obligations resulted from an adjustment to the discount rates along with an update to the probability and estimated timing of achievement for certain development milestones.  As of December 31, 2011, the Company recorded an increase of $221,000 in the value for the CVRs, and made a CVR payment in the amount of $10.0 million related to the Abbott collaboration. There was no adjustment to fair value for the year ended December 31, 2010. The adjustment to fair value is classified in the Company’s statement of operations as research and development expense within the Company’s Biosciences segment.

During the years ended December 31, 2011 and 2010, the Company did not have any transfers between Level 1 and Level 2 assets or liabilities.

The following table is a reconciliation of the beginning and ending balance of the liabilities measured at fair value using significant unobservable inputs (Level 3) during 2011.

(in thousands)
Balance at January 1, 2010	$-
Fair value of CVRs issued	14,532
Expense (income) included in earnings	-
Purchases, sales, issuances and settlements	-
Transfers in/(out) of Level 3	-
Balance at December 31, 2010	$14,532
Expense (income) included in earnings	221
Settlements	(10,000)
Purchases, sales and issuances	-
Transfers in/(out) of Level 3	-
Balance at December 31, 2011	$4,753

Separate disclosure is required for assets and liabilities measured at fair value on a recurring basis, as documented above, from those measured at fair value on a nonrecurring basis.  As of December 31, 2011 and 2010, the Company had no assets or liabilities that were measured at fair value on a nonrecurring basis.

Both the carrying value and fair value of long-term indebtedness at December 31, 2011 and 2010 was $59.5 and $47.4 million, respectively.

5.      Investments

The Company invests in U.S. Treasury Securities that are short in duration. The following is a summary of the Company’s available-for-sale securities at December 31, 2011 and 2010:

	At December 31, 2011
(in thousands)	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
U.S. Treasury securities	$1,966	$-	$-	$1,966
	At December 31, 2010
(in thousands)	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
U.S. Treasury securities	$2,030	$-	$1	$2,029

 The estimated fair value and amortized cost of investments available-for-sale by contractual maturity are due in one year or less. Unrealized gains and losses on cash equivalents and available-for-sale securities are included in accumulated other comprehensive income (loss) in the accompanying consolidated balance sheets. As of December 31, 2011 and 2010, the unrealized losses on investments were immaterial.

6.      Accounts receivable

Accounts receivable consist of the following:

	December 31,
(in thousands)	2011	2010
Billed	$55,188	$25,751
Unbilled	18,965	13,575
Total	$74,153	$39,326

7.      Inventories

Inventories consist of the following:

	December 31,
(in thousands)	2011	2010
Raw materials and supplies	$2,313	$2,311
Work-in-process	10,149	7,917
Finished goods	2,199	2,494
Total inventories	$14,661	$12,722

8.      Note receivable

In 2008, the Company entered into a loan and security agreement with Protein Sciences Corporation (“PSC”) to loan PSC up to $10.0 million in conjunction with an agreement pursuant to which the Company would acquire substantially all of the assets of PSC. The loan was secured by substantially all of PSC’s assets, including PSC’s intellectual property. On November 2, 2010, the Company and PSC executed a settlement agreement, whereby PSC paid the Company $11.5 million, consisting of full repayment of the original $10.0 million of principal plus $1.5 million in interest. In accordance with the terms of this agreement, all claims arising from the loan and security agreement and related promissory note, and from the original agreement to acquire the assets of PSC, were resolved.  In connection with this settlement, the Company recorded a charge of approximately $1.0 million in September 2010 to reduce the accrued interest due from PSC. This charge is reflected in the other income (expense) line in the Company’s statements of operations for the year ended December 31, 2010.

9.      Property, plant and equipment

Property, plant and equipment consist of the following:

	December 31,
(in thousands)	2011	2010
Land and improvements	$4,115	$3,506
Buildings, building improvements and leasehold improvements	26,122	21,455
Furniture and equipment	42,135	34,797
Software	11,854	10,071
Construction-in-progress	157,206	109,567
	241,432	179,396
Less: Accumulated depreciation and amortization	(32,459)	(26,695)
Total Property, plant and equipment, net	$208,973	$152,701

For the years ended December 31, 2011 and 2010, respectively, construction-in-progress included costs related to Building 55,  the Company’s large-scale manufacturing facility, for which the Company is in the process of receiving regulatory approval, along with costs related to the purchase and renovation of the Company’s manufacturing facility in Baltimore, Maryland.

Depreciation and amortization expense was $9.4 million, $6.0 million and $5.0 million for the years ended December 31, 2011, 2010 and 2009, respectively. As of December 31, 2011, 2010 and 2009 there was no unamortized internal use software-cost.

10.      Intangible Assets and Goodwill

The Company completed its annual impairment assessment for its IPR&D as of October 1, 2011 and determined that the fair value of the IPR&D assets was in excess of carrying value. On December 21, 2011 Abbott notified the Company that it was terminating its collaboration agreement with the Company effective March 20, 2012. The Company determined the Abbott termination of the collaboration agreement was an indication of a potential impairment of the Company’s TRU-016 IPR&D asset.  The Company performed an interim assessment and determined that there was no impairment as of December 31, 2011.

The Company has determined that all of its goodwill is included in the Biosciences therapeutics reporting unit, a component of the Biosciences business segment.  The Company performed its annual assessment of goodwill at October 1, 2011 and determined there was no impairment.  The Company determined that Abbott’s termination of the collaboration agreement was an indication of a potential impairment of goodwill that required an interim impairment test. The Company performed this interim test and determined there was no impairment as of December 31, 2011. The acquisition of Trubion occurred on October 28, 2010; therefore the Company performed an assessment to determine whether goodwill was more likely than not impaired at December 31, 2010, which would require an interim impairment. The Company determined that no such indicators were present.

11.  Assets held for sale

The Company currently owns two buildings in Frederick, Maryland that it determined in 2009 would not be placed into service.  Accordingly, the Company committed to a plan to sell the buildings, along with associated improvements. These buildings are classified on the Company’s balance sheets as assets held for sale. Assets held for sale are recorded at the lower of the carrying amount or fair market value less costs to sell, and are no longer depreciated once classified as held for sale. The Company recorded the assets held for sale at fair market value, based on factors that include recent purchase offers less estimated selling costs, and recorded impairment charges of $1.0 million, $1.2 million and $7.3 million for the years ended December 31, 2011, 2010 and 2009, respectively.  These charges are classified in the Company’s statement of operations as selling, general and administrative expense within the Company’s Biosciences segment. The Company continues to actively seek to sell these buildings.

12.      Long-term debt

The components of long-term indebtedness are as follows:

	December 31,	December 31,
(in thousands)	2011	2010
Construction loan dated July 2011; LIBOR plus 3%	$26,095	$-
Equipment loan dated August 2011; variable	1,426	$-
Term loan dated December 2009; three month LIBOR plus 3.25%, due December 2014	19,717	21,233
Term loan dated November 2009; three month LIBOR plus 3.25%, repaid in July 2011	-	6,513
Term loan dated November 2009; three month LIBOR plus 3.25%, due November 2014	4,478	4,825
Term loan dated April 2006; three month LIBOR plus 3.0%, repaid in April 2011	-	6,686
Loan dated October 2004; 3.0%, due March 2012	2,500	2,500
Term loan dated October 2004; 3.48%, due October 2013	5,238	5,669
Total long-term indebtedness	59,454	47,426
Less current portion of long-term indebtedness	(5,360)	(17,187)
Noncurrent portion of long-term indebtedness	$54,094	$30,239

In August 2011, the Company entered into a loan agreement with PNC Bank (“PNC”) to provide the Company with an equipment loan of up to $12.0 million to fund equipment purchases at the Company’s Baltimore, Maryland product development and manufacturing facility. Under the equipment loan agreement, PNC agreed to make advances to the Company of up to $12.0 million through August 2012 based on periodic requests from the Company. The Company is required to make monthly interest only payments through August 2012. Beginning in August 2012, the Company will be required to make monthly payments of principal and interest based on a 10-year amortization schedule with a balloon payment for the remaining unpaid principal and interest. The loan is collateralized by the equipment purchased. As of December 31, 2011, the Company had drawn $1.4 million on this loan.

In July 2011, the Company entered into a loan agreement and related agreements with PNC, under which PNC agreed to provide the Company with a construction loan of up to $30.0 million, primarily to fund the ongoing renovation and improvement of the Baltimore facility. A portion of the loan was also used to repay the Company’s loan with HSBC Bank, which the Company used to finance a portion of the purchase price of the facility. Under the Company’s loan agreement with PNC, PNC agreed to make advances to the Company of up to $30.0 million through July 2012. The Company is required to make monthly interest only payments through July 2012. Beginning in July 2012, the Company will be required to make monthly payments of principal and interest based upon a 20-year amortization schedule with a balloon payment for the remaining unpaid principal and interest due in July 2017. Payment of the loan is secured by the Baltimore building along with Emergent BioDefense Operations Lansing LLC’s accounts receivable under the Company’s BioThrax supply contracts.  As of December 31, 2011, the Company had drawn $26.1 million under this loan.

Under the terms of the construction and equipment loans with PNC, the Company is required to maintain certain financial covenants including minimum cash and liquid investments balance of $50.0 million, a leverage ratio of less than 2.0 and a debt coverage ratio of not less than 1.25 to 1.00. The leverage ratio is calculated by dividing the funded debt by earnings before interest, taxes, depreciation and amortization for the most recent four quarters.  The debt coverage ratio is calculated by dividing earnings before interest, taxes, depreciation and amortization for the most recent four quarters less cash taxes by the sum of current obligations and interest expense for borrowed money, in each case due and payable following four quarters.  The Company was in compliance with these covenants as of December 31, 2011.

In December 2009, the Company entered into a loan agreement with HSBC, under which HSBC provided the Company with a term loan of $22.8 million. This loan replaced a prior loan arrangement with HSBC under which HSBC agreed to loan the Company $30.0 million. Under the new loan agreement, the Company is required to make monthly payments in the amount of $126,000 in principal plus accrued interest, with a residual principal payment due upon maturity in December 2014. Payment of the loan is secured by substantially all of the assets of Emergent BioDefense Operations, other than accounts receivable under BioThrax supply contracts with the U.S. government.  The annual interest rate is based on the three month LIBOR plus 3.25% and equaled 3.81% as of December 31, 2011.

In November 2009, the Company acquired a development and manufacturing facility in Baltimore, Maryland for $8.2 million. The Company paid approximately $1.2 million in cash and financed the remaining balance with a term loan from HSBC in the amount of $7.0 million. This loan was repaid in July 2011.

In October 2009, the Company acquired a research and development facility in Gaithersburg, Maryland for $6.4 million. The Company paid $1.2 million in cash and financed the remaining balance with a term loan from HSBC in the amount of $5.2 million. This loan requires monthly principal payments of $29,000 plus accrued interest from November 2009 through November 2014 with a balloon payment for the remaining unpaid principal and interest due in November 2014. The loan is collateralized by the facility.  The annual interest rate is based on the three month LIBOR plus 3.25% and equaled 3.81% as of December 31, 2011.

In April 2006, the Company acquired a 145,000 square foot facility in Frederick, Maryland for $9.8 million. This facility was previously under a lease which contained an option to purchase the facility. The Company paid $1.3 million in cash and financed the remaining balance with a bank loan with HSBC in the amount of $8.5 million. The loan was repaid in April 2011.

Under the terms of the loans the Company has with HSBC, the Company is required to maintain a book leverage ratio of less than 1.00. This ratio is calculated by dividing total liabilities, excluding deferred revenues specific to contracts with the U.S. government, by total net worth. In addition, the Company is required to maintain a debt coverage ratio of not less than 1.25 to 1.00. This ratio is calculated by dividing earnings before interest, taxes, depreciation and amortization for the most recent four quarters by the sum of current obligations under capital leases and principal obligations and interest expense for borrowed money, in each case due and payable for the following four quarters. The Company was in compliance with these covenants as of December 31, 2011 and 2010.

In October 2004, the Company entered into a Secured Conditional Loan with the Maryland Economic Development Assistance Fund (“MEDAF”) for $2.5 million. The proceeds of the loan were used to reimburse the Company for eligible costs it incurred to purchase a building in Frederick, Maryland. The loan is secured by a $1.3 million letter of credit and a security interest in the building. The Company is required to pay an annual fee of 1.0% to maintain the letter of credit. The borrowing bears interest at 3.0% per annum, and the term of the loan ends March 31, 2013. The terms of the loan call for principal and related accrued interest to be forgiven if specified employment levels are achieved and maintained through December 2012, at least $42.9 million in project costs are expended prior to December 2009, and the Company occupies the building through December 2012.  The Company did not meet the requirements for the loan to be forgivable, and reached an agreement with MEDAF to repay the loan in full by March 31, 2012, with an earlier repayment due upon sale of the building. The full $2.5 million outstanding under this loan is included in current portion of long-term indebtedness at December 31, 2011 and 2010, and the accrued interest is included in accrued expenses and other current liabilities.

In connection with the 2004 purchase of the building in Frederick, Maryland, the Company entered into a loan agreement for $7.0 million with PNC to finance the remaining portion of the purchase price. The loan accrued interest at 6.625% per annum through October 2006. The Company was required to make interest only payments through that date. Beginning in November 2006, the Company began to make monthly payments of $62,000, based upon a 15 year amortization schedule. In November 2009 and thereafter, the annual interest rate was fixed at 4.075%.  In October 2011, the Company modified the agreement to extend the maturity date to October 2013, reduce the fixed annual interest rate to 3.48% and increase the monthly payment to $64,000.  All unpaid principal and interest is due in full in October 2013.  The Company has determined that the modified agreement is not a substantial modification of the original loan agreement.

13.      Line of credit

In June 2007, the Company entered into a loan agreement with Fifth Third Bank, whereby Fifth Third Bank agreed to extend to the Company a revolving line of credit of up to $15 million. In June 2011, the Company did not renew the loan agreement for the revolving line of credit. For the year ended December 31, 2010, there was no outstanding balance under the line of credit.

14.      Stockholders’ equity

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

Stock options and restricted stock units

As of December 31, 2011, the Company had two stock-based employee compensation plans, the 2006 Plan and the 2004 Plan. The Company has granted options to purchase shares of common stock under the Emergent Plans and has granted restricted stock units under the 2006 Plan. The Emergent Plans have both incentive and non-qualified stock option features. The Company no longer grants equity awards under the 2004 Plan.

As of December 31, 2011, an aggregate of 8,678,826 shares of common stock were authorized for issuance under the 2006 Plan, of which a total of 2,243,863 shares of common stock remain available for future awards to be made to plan participants. Awards of restricted stock units are counted against the maximum aggregate number of shares of common stock available for issuance under the 2006 Plan as one and one-half (1.5) shares of common stock for every one restricted stock unit granted. The maximum number of shares subject to awards that may be granted per year under the 2006 Plan to a single participant is 287,700. The exercise price of each option must be not less than 100% of the fair market value of the shares underlying such option on the date of grant. Awards granted under the 2006 Plan have a contractual life of no more than 10 years. The terms and conditions of equity awards (such as price, vesting schedule, term and number of shares) under the Emergent Plans are determined by the Company’s compensation committee, which administers the Emergent Plans.  Each equity award granted under the Emergent Plans vests as specified in the relevant agreement and no option can be exercised after ten years from the date of grant.

The following is a summary of option award activity under the Emergent Plans:

	2006 Plan		2004 Plan
	Number of Shares	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2010	3,397,915	$14.31	67,541	$9.80	$32,023,466
Exercisable at December 31, 2010	1,249,749	$12.42	67,541	$9.80	$14,725,004
Granted	841,727	23.65	-	-
Exercised	(881,368)	11.29	(14,385)	13.26
Forfeited	(276,565)	18.80	-	-
Outstanding at December 31, 2011	3,081,709	$17.35	53,156	$8.86	$6,238,427
Exercisable at December 31, 2011	1,459,049	$14.19	53,156	$8.86	$5,650,832
Options expected to vest at December 31, 2011	1,138,328	$19.84	-	$-	$448,355

The following is a summary of restricted stock unit award activity under the 2006 Plan:

	Number of Shares	Weighted-Average Grant Price	Aggregate Intrinsic Value
Outstanding at December 31, 2010	395,555	$16.09	$9,279,720
Granted	440,873	23.59
Vested	(134,516)	16.29
Forfeited	(66,412)	19.66
Outstanding at December 31, 2011	635,500	$20.89	$10,714,450

The weighted average remaining contractual term of options outstanding as of December 31, 2011 and 2010 was 4.9 and 5.3 years, respectively. The weighted average remaining contractual term of options exercisable as of December 31, 2011 and 2010 was 4.1 and 4.6 years, respectively.

The weighted average grant date fair value of options granted during the years ended December 31, 2011, 2010 and 2009 was $10.09, $6.48 and $7.16 respectively. The total intrinsic value of options exercised during the years ended December 31, 2011, 2010 and 2009 was $10.2 million, $7.5 million and $7.1 million, respectively. The total fair value of awards vested during 2011, 2010 and 2009 was $7.9 million, $5.8 million and $3.3 million, respectively.

 Stock-based compensation expense was recorded in the following financial statement line items:

	December 31,
(in thousands)	2011	2010	2009
Cost of sales	$466	$324	$200
Research and development	3,203	1,635	1,103
General and administrative	7,070	5,104	3,704
Total stock-based compensation expense	$10,739	$7,063	$5,007

During the years ended December 31, 2011, 2010 and 2009, the Company received a tax benefit from stock options exercised of approximately $2.7 million, $1.7 million and $1.9 million, respectively.

15.      Earnings per share

The following table presents the calculation of basic and diluted net income (loss) per share:

	Year Ended December 31,
(in thousands, except share and per share data)	2011	2010	2009
Numerator:
Net income	$23,019	$51,698	$31,144

Denominator:
Weighted-average number of shares—basic	35,658,907	31,782,286	30,444,485
Dilutive securities—equity awards	547,145	757,214	930,820
Weighted-average number of shares—diluted	36,206,052	32,539,500	31,375,305

Earnings per share-basic	$0.65	$1.63	$1.02
Earnings per share-diluted	$0.64	$1.59	$0.99

For the years ending December 31, 2011, 2010 and 2009, outstanding stock options to purchase approximately 746,000, 1.4 million and 1.4 million shares of common stock, respectively, are not considered in the diluted earnings per share calculation because the exercise price of these options is greater than the average per share closing price during the year.

16.      Income taxes

Significant components of the provision for income taxes attributable to operations consist of the following:

	Year ended December 31,
(in thousands)	2011	2010	2009
Current
Federal	$(3,795)	$16,664	$8,254
State	(1,110)	187	902
International	74	102	58
Total current	(4,831)	16,953	9,214
Deferred
Federal	19,055	10,003	5,799
State	1,606	(774)	(47)
Total deferred	20,661	9,229	5,752
Total provision for income taxes	$15,830	$26,182	$14,966

The Company’s net deferred tax asset consists of the following:

	December 31,
(in thousands)	2011	2010
Net operating loss carryforward	$28,621	$30,852
Research and development carryforward	3,556	2,991
Stock compensation	3,666	2,623
Foreign deferred tax assets	61,255	60,754
Deferred revenue	485	4,183
Other	9,596	15,703
Deferred tax asset	107,179	117,106
Fixed assets	(21,760)	(9,150)
Other	(6,902)	(11,971)
Deferred tax liability	(28,662)	(21,121)
Valuation allowance	(62,783)	(59,590)
Net deferred tax asset	$15,734	$36,395

The Company currently has approximately $53.7 million in net operating loss carryforwards along with $3.6 million in research and development tax credit carryforwards for U.S. federal tax purposes that will begin to expire in 2026 and 2023, respectively. The U.S. federal tax carryforwards are recorded with no valuation allowance. The Company has $183.5 million in state net operating loss carryforwards, primarily in Maryland, that will begin to expire in 2018. The Company has approximately $209.5 million in net operating losses from foreign jurisdictions that will have an indefinite life unless the foreign entities have a change in the nature or conduct of the business in the three years following a change in ownership. These foreign net operating losses are recorded with a valuation allowance. The use of any of these net operating loss and research and development tax credit carryforwards may be restricted due to changes in the Company’s ownership.

   The provision for income taxes differs from the amount of taxes determined by applying the U.S. federal statutory rate to loss before provision for income taxes as a result of the following:

	Year ended December 31,
(in thousands)	2011	2010	2009
US	$66,756	$111,775	$74,758
International	(27,907)	(33,895)	(28,648)
Earnings before taxes on income	38,849	77,880	46,110

Federal tax at statutory rates	$13,597	$27,258	$16,138
State taxes, net of federal benefit	46	666	(1,172)
Impact of foreign operations	(2,371)	(7,713)	(7,156)
Change in valuation allowance	3,193	6,394	9,025
Effect of foreign rates	(12)	(30)	(17)
Tax credits	(1,405)	(1,754)	(835)
Other differences	556	398	(2,056)
Permanent differences	2,226	963	1,039
Provision for income taxes	$15,830	$26,182	$14,966

The effective annual tax rate for the years ended December 31, 2011, 2010 and 2009 was 41%, 34% and 32% , respectively. The increase in the effective rate in 2011 from 2010 is due primarily to the benefit of certain costs capitalized for book purposes that are deductible for tax purposes in 2011 that did not occur in 2010.

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

The Company recognizes interest in interest expense and recognizes potential penalties related to unrecognized tax benefits in selling, general and administrative expense. The Company accrued approximately $26,000 and $16,000, for the payment of interest and penalties as of December 31, 2011 and 2010, respectively. Of the total unrecognized tax benefits recorded at December 31, 2011 and 2010, $104,000 and $95,000, respectively is classified as a current liability and $952,000 and $855,000, respectively, is classified as a non-current liability on the balance sheet. As of December 31, 2011 and 2010, the Company estimated that approximately, $50,000 and $25,000, respectively, of unrecognized tax benefits will reverse within the next twelve months.

The table below presents the gross unrecognized tax benefits activity for 2011, 2010 and 2009:

(in thousands)
Gross unrecognized tax benefits at January 1, 2009	$270
Increases for tax positions for prior years	15
Decreases for tax positions for prior years	(80)
Increases for tax positions for current year	55
Settlements	-
Lapse of statue of limitations	-
Gross unrecognized tax benefits at December 31, 2010	260
Increases for tax positions for prior years	16
Decreases for tax positions for prior years	(175)
Increases for tax positions for current year	849
Settlements	-
Lapse of statue of limitations	-
Gross unrecognized tax benefits at December 31, 2010	950
Increases for tax positions for prior years	167
Decreases for tax positions for prior years	(61)
Increases for tax positions for current year	-
Settlements	-
Lapse of statue of limitations	-
Gross unrecognized tax benefits at December 31, 2011	$1,056

When resolved, substantially all of these reserves would impact the effective tax rate.

The Company’s federal and state income tax returns for the tax years 2010 to 2008 remain open to examination. The Company’s tax returns in the United Kingdom remain open to examination for the tax years 2010 to 2005, and tax returns in Germany remain open indefinitely.

In September 2010, the Company was notified by the Internal Revenue Service that the federal income tax return for the 2008 tax year has been selected for audit. The audit was ongoing as of December 31, 2011.

17.      Collaboration Agreements

Abbott Laboratories

In August 2009, Trubion entered into a collaboration agreement with Facet Biotech Corporation, now a wholly-owned subsidiary of Abbott, for the joint worldwide development and commercialization of TRU-016, a product candidate in Phase I clinical development for chronic lymphocytic leukemia (“CLL”) and non-Hodgkin's lymphoma (“NHL). TRU-016 is a CD37-directed Small Modular Immunopharmaceutical (“SMIP”) protein therapeutic. The collaboration agreement covers TRU-016 in all indications and all other CD37-directed protein therapeutics. Under the terms of the collaboration agreement, the parties may not develop or commercialize protein therapeutics directed to CD37 outside of the collaboration agreement.

On December 21, 2011, Abbott notified the Company that it was terminating the collaboration effective March 20, 2012. At the effective date of termination, all rights to TRU-016 and other CD37-directed protein therapeutics under the collaboration agreement will revert to the Company.

Until the termination date, the Company and Abbott share equally the costs of all development, commercialization and promotional activities and all global operating profits. As part of the purchase price accounting related to the Trubion acquisition, the deferred revenue related to an upfront payment under the collaboration agreement was recorded at fair value and is being recognized proportionally based on the Company’s remaining contractual obligations under the collaboration. The Company’s current obligations under the collaboration include the performance of non-clinical, clinical, manufacturing and regulatory activities.

During the year ended December 31, 2011, the Company recorded revenue of $17.7 million for research and development services pursuant to the Abbott collaboration in the Company’s statements of operations as contracts and grants revenue. The revenue is comprised of $10.5 related to the recognition of deferred revenue, $6.0 million related to the achievement of a development milestone and $1.2 million for collaborative research funding. As of December 31, 2011, the Company has a net receivable of $759,000.

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

Pfizer’s financial obligations include additional amounts for reimbursement of agreed upon external research and development costs and patent costs. Pursuant to the agreement, Pfizer’s financial obligations also include payments to the Company of up to $45 million based on the achievement of specified clinical and development milestones; payments up to $92 million for regulatory filings and approvals; and payments up to $250 million based on sales milestones. In addition, the Company will receive royalty payments in the event of future licensed product sales. As part of the purchase price accounting related to the acquisition, the deferred revenue related to the upfront payments was recorded at fair value and is recognized proportionally based on the Company’s remaining contractual obligations under the collaboration.

In May 2011, the Company and Pfizer entered into a third amendment to the collaboration agreement (“Biosimilar Amendment”) in which the Company released certain restrictions related to the development and commercialization of biosimilar CD20 antibodies. Under the terms of the amendment, the Company received a $2.5 million non-refundable payment upon execution of the agreement along with sales milestones up until the seventh year of anniversary of the first sale.

For the year ended December 31, 2011, the Company recognized revenue of $4.4 million for research and development services pursuant to the Pfizer collaboration in the Company’s financial statements of operations as contracts and grants revenue.  The revenue is comprised of $52,000 related to the recognition of deferred revenue, $1.8 million for collaborative research funding and $2.5 million for the payment received under the Biosimilar Amendment.

18.      Variable interest entities

In July 2008, the Company entered into a collaboration with the University of Oxford (“Oxford”) and certain Oxford researchers to conduct clinical trials in the advancement of a vaccine product candidate for tuberculosis, resulting in the formation of the Oxford-Emergent Tuberculosis Consortium (“OETC”).  The Company has a 51% equity interest in OETC and controls the OETC Board of Directors. In addition, the Company has certain funding and service obligations related to its investment. In July 2011, the Company entered into an intercompany loan agreement with OETC, under which the Company agreed to provide OETC with a loan of up to $14.0 million to fund future clinical and development costs for the tuberculosis vaccine product candidate. The loan value can be increased to up to $23.0 million at the sole discretion of the Company. The loan bears interest at the rate of 8% per annum. Principal and interest on the outstanding balance will be due and payable in December 2014 or upon occurrence of either an event of default or the closing of a debt or equity financing by OETC that results in net proceeds equal to or in excess of $30.0 million in a single transaction or a series of related transactions. Under the terms of the loan, OETC is required to comply with certain non-financial covenants. As of December 31, 2011, there have been no draws under this loan.  The Company evaluates its variable interests in OETC on a quarterly basis and has determined that it is the primary beneficiary as it has the power to direct the activities of OETC that most significantly impact OETC’s economic performance and will absorb the majority of expected losses. Accordingly, the Company consolidates the entity. As of December 31, 2011 and 2010, respectively, assets of $461,000 and $590,000 and liabilities of $947,000 and $678,000 related to OETC were included within the Company’s consolidated balance sheet.  During 2011, OETC incurred net losses of $13.2 million of which $6.7 million is included in the Company’s consolidated statement of operations. During 2010, OETC incurred net losses of $8.7 million, of which $4.4 million, is included in the Company’s consolidated statement of operations.

In conjunction with the establishment of OETC, the Company granted a put option to Oxford and the Oxford researchers whereby the Company may be required to acquire all of the OETC shares held by Oxford and the Oxford researchers at fair market value of the underlying shares. This put option is contingent upon the satisfaction of a number of conditions that must exist or occur subsequent to the granting by the European Commission of marketing authorization for the OETC-sponsored vaccine product candidate for tuberculosis. The Company accounts for the put option in accordance with the accounting provisions related to derivatives and distinguishing liabilities from equity. In accordance with these provisions, the Company has determined that the put option had a de minimis fair value as of December 31, 2011.

In July 2010, the Company entered into a collaboration with Temasek Life Sciences Ventures Pte Limited to advance the development of monoclonal products for worldwide prophylaxis or treatment of infection caused by existing or anticipated future pandemic influenza strains via a hemagglutinin-based medical countermeasure, resulting in the formation of EPIC Bio Pte Limited (“EPIC”). The Company has a 60% equity interest in EPIC and controls the EPIC Board of Directors. The Company evaluates its variable interests in EPIC on a quarterly basis and has determined that it is the primary beneficiary as it has the power to direct the activities of EPIC that most significantly impact EPIC’s economic performance and will absorb the majority of expected losses. Accordingly, the Company consolidates the entity. As of December 31, 2011 and 2010, respectively, assets of $1.1 million and $2.2 million and liabilities of $689,000 and $691,000 related to EPIC were included within the Company’s consolidated balance sheet.  During 2011, EPIC incurred net losses of $1.1 million, of which $653,000 is included in the Company’s consolidated statement of operations. During 2010, EPIC incurred net losses of $682,000, of which $409,000 is included in the Company’s consolidated statement of operations.

19.  Restructuring

In November 2010, the Company adopted a plan to restructure and reprioritize the operations of Emergent Product Development UK Limited (“EPDU”).  Severance and other related costs and asset-related charges are reflected within the Company’s consolidated statement of income as a component of selling, general and administrative expense within the Company’s Biosciences segment.

The Company has completed this restructuring. The costs of the restructuring are detailed below:

	Incurred in	Inception to Date	Total
(in thousands)	2011	Costs Incurred	Incurred
Termination benefits	$475	$2,893	$2,893
Contract termination costs	1,923	2,295	2,295
Other costs	90	350	350
Total	$2,488	$5,538	$5,538

The following is a summary of the activity for the liabilities related to the EPDU restructuring:

		Lease
	Termination	Termination
(in thousands)	Benefits	Costs	Total
Balance at December 31, 2010	$2,418	$650	$3,068
Expenses incurred	475	1,923	2,398
Amount paid	(2,893)	(2,295)	(5,188)
Other adjustments	-	(278)	(278)
Balance at December 31, 2011	$-	$-	$-

For the years ended December 31, 2011 and 2010, the Company incurred restructuring expenses of $2.5 million and $3.1 million, respectively, which is included in selling, general and administrative expense in the Company’s statement of operations, and is included within the Biosciences segment.

20.      401(k) savings plan

The Company has established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. The 401(k) Plan covers substantially all employees. Under the 401(k) Plan, employees may make elective salary deferrals. The Company currently provides for matching of qualified deferrals up to 50% of the first 6% of the employee’s salary. During the years ended December 31, 2011, 2010 and 2009, the Company made matching contributions of approximately $1.8 million, $1.3 million and $1.1 million, respectively.

21.      Leases

The Company leases laboratory and office facilities, office equipment and vehicles under various operating lease agreements. The Company leases office and laboratory space in Munich, Germany under a non-cancelable operating lease that expires in June 2015.  The Company leases primarily office space in Wokingham, England under a non-cancelable operating lease that expires in November 2016.  The Company leases office space in Rockville, Maryland under a non-cancelable operating lease that contain a 3% annual escalation clause, which expires in December 2016 and the Company has a five-year renewal option at the end of the initial term. The Company leases office and laboratory space under a operating lease agreement in Seattle, Washington, which expires in April 2013. Prior to purchasing the building in October 2009, the Company also leased office and laboratory space in Gaithersburg, Maryland. For the years ended December 31, 2011, 2010 and 2009, total lease expense was $3.8 million, $2.6 million and $3.2 million, respectively.

Future minimum lease payments under operating lease obligations as of December 31, 2011 were as follows:

(in thousands)
2012	$3,261
2013	2,457
2014	2,003
2015	1,820
2016	1,379
2017 and beyond	-
Total minimum lease payments	$10,919

22.       Litigation

Patent Oppositions. The Company’s live attenuated modified vaccinia Ankara virus, or MVA, platform technology, which has the potential to be used as a viral vector for delivery of certain vaccine antigens for different disease-causing organisms, is based in part on rights to certain MVA-related materials and technology that we acquired from the Bavarian State Ministry of the Environment and Public Health.  From 2006 to 2008, the Company filed patent oppositions in the European Patent Office against four of Bavarian Nordic’s patents covering certain aspects of MVA technology.  In each of the four pending opposition proceedings, the subject patents have also been opposed by one or more additional parties, including Sanofi Pasteur, Transgene, Baxter, Virbac and Innogenetics.  The Company and the other opponents have alleged that the opposed patents should be revoked for failure to fulfill one or more of the patentability requirements of the European Patent Convention, such as the requirements for novelty and inventive step.

In each opposition, a single hearing was held before the Opposition Division of the European Patent Office, in which each opponent presented oral argument and Bavarian Nordic presented rebuttal arguments.  The first of these hearings, which occurred in June 2010, resulted in the Bavarian Nordic patent under consideration being maintained but narrowed in scope. Hearings in two of the other pending oppositions occurred in October 2010.  Bavarian Nordic introduced amended patent claims into the record, which claims were upheld strictly and expressly conditioned on such claims being interpreted within a narrowly-defined scope.  The Opposition Division held its hearing for the fourth pending opposition in January 2011.  As for the previous oppositions, Bavarian Nordic introduced amended patent claims into the record, and the Opposition Division upheld the amended claims, which are narrower in scope than the originally granted claims.  The Company timely filed its appeal briefs for each of the foregoing oppositions and each remains pending on appeal.  The Company routinely monitors the grant of further Bavarian Nordic European patents to determine whether any additional oppositions should be filed.

Other.  From time to time, the Company is involved in product liability claims and other litigation considered normal in the nature of its business. The Company does not believe that any such proceedings would have a material adverse effect on the results of its operations.

23.      Related party transactions

The Company entered into an agreement in February 2009 with an entity controlled by family members of the Company’s Chief Executive Officer to market and sell BioThrax. The agreement was effective as of November 2008 and requires payment based on a percentage of net sales of biodefense products of 17.5% in Saudi Arabia and 15% in Qatar and United Arab Emirates, and reimbursement of certain expenses.  No expenses were incurred under this agreement during 2011.

The Company entered into a consulting agreement in September 2010 with an entity controlled by the Company’s former Senior Vice President Corporate Affairs, who is also a family member of the Company’s Chief Executive Officer.  The agreement, which terminated in August 2011, provided for consulting services in connection with special projects as assigned by the Company’s President.  During 2011 and 2010, the Company incurred approximately $35,000 and $25,000, respectively, for services rendered under this agreement, of which no balance remained in unpaid accounts payable at December 31, 2011.

The Company was previously a party to a consulting agreement with a member of the Company’s Board of Directors. During the years ended 2011 and 2010, the Company incurred approximately $225,000 and $180,000 under this agreement for strategic consultation and project support for the Company’s marketing and communications group, of which no balance remained unpaid in accounts payable at December 31, 2011. In October 2011, this director resigned from the Company’s Board of Directors, and the consulting agreement was terminated in November 2011.

24.     Segment Information

For financial reporting purposes, the Company reports financial information for two business segments: Biodefense and Biosciences. The Company’s two business segments, or divisions, engage in business activities for which discrete financial information is reviewed by the chief operating decision maker. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. The Company’s reportable segments are business units that offer different products and product candidates and are managed separately because they manufacture and develop distinct products with different production and development processes.

In the Biodefense division, the Company develops, manufactures and commercializes vaccines and antibody therapies for use against biological agents that are potential weapons of bioterrorism or biowarfare. Revenues in this segment relate primarily to the Company’s FDA-licensed product, BioThrax® (Anthrax Vaccine Adsorbed) and are primarily sold the U.S. Government. The Biosciences division consists of two business units, therapeutics and infectious diseases. In the Biosciences division, the Company develops vaccines, protein therapeutics and technology platforms for use against infectious diseases, oncology, autoimmune and inflammatory disorders and other medical conditions that have resulted in significant unmet or underserved public health needs.  The Biosciences segment comprises development stage product candidates. The “All Other” segment relates to the general operating costs of the Company and includes costs of the centralized services departments, which are not allocated to the other segments, as well as spending on product candidates or activities that are not classified as Biodefense or Biosciences. The assets in this segment consist primarily of cash. During the years ended 2010 and 2009, the Company reclassified its business segments to conform with the current period presentation.

	Reportable Segments
(in thousands)	Biodefense	Biosciences	All Other		Total
Year Ended December 31, 2011
External revenue	$251,037	$22,347	$		$273,384
Intersegment revenue (expense)	-	-		-	-
Research and development	54,566	64,406		5,860	124,832
Interest revenue	-	-		105	105
Interest expense	-	-		-	-
Depreciation and amortization	6,169	3,067		119	9,355
Net income (loss)	90,102	(59,705)		(7,378)	23,019
In-process research and development assets	-	51,400		-	51,400
Goodwill	-	5,502		-	5,502
Total assets	301,757	120,190		124,917	546,864
Expenditures for long-lived assets	23,857	30,077		92	54,026
Year Ended December 31, 2010
External revenue	$282,727	$3,444		$-	$286,171
Intersegment revenue (expense)	-	-		-	-
Research and development	50,613	32,835		5,847	89,295
Interest revenue	-	-		832	832
Interest expense	-	-		-	-
Depreciation and amortization	4,549	1,368		73	5,990
Net income (loss)	114,826	(55,253)		(7,875)	51,698
In-process research and development assets	-	51,400		-	51,400
Goodwill	-	5,029		-	5,029
Total assets	203,318	112,492		184,509	500,319
Expenditures for long-lived assets	18,168	3,933		-	22,101
Year Ended December 31, 2009
External revenue	$234,574	$212		$-	$234,786
Intersegment revenue (expense)	-	-		-	-
Research and development	42,890	27,211		4,487	74,588
Interest revenue	-	-		1,418	1,418
Interest expense	-	-		(7)	(7)
Depreciation and amortization	3,867	1,074		58	4,999
Net income (loss)	88,036	(50,560)		(6,332)	31,144

25.      Quarterly financial data (unaudited)

Quarterly financial information for the years ended December 31, 2011 and 2010 is presented in the following tables:

	Three months ended
(in thousands)	March 31,	June 30,	September 30,	December 31,
Fiscal year 2011
Revenue	$18,533	$88,141	$58,762	$107,948
Income (loss) from operations	(35,506)	20,207	1,408	45,990
Net income (loss)	(21,397)	14,210	1,549	28,657
Net income (loss) per share, basic	(0.61)	0.40	0.04	0.80
Net income (loss) per share, diluted	(0.61)	0.39	0.04	0.78
Fiscal year 2010
Revenue	$46,800	$62,138	$73,986	$103,247
Income from operations	3,178	14,811	20,605	34,963
Net income	2,523	9,808	13,120	26,247
Net income per share, basic	0.08	0.32	0.42	0.78
Net income per share, diluted	0.08	0.31	0.41	0.76

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.                          CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2011, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on this assessment, our management concluded that, as of December 31, 2011, our internal control over financial reporting is effective based on those criteria.

Ernst & Young LLP, the independent registered public accounting firm that has audited our consolidated financial statements included herein, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2011, a copy of which is included in this annual report on Form 10-K.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, occurred during the fiscal quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm on Internal Controls Over Financial Reporting

The Board of Directors and Stockholders of Emergent BioSolutions Inc. and Subsidiaries

We have audited Emergent BioSolutions Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Emergent BioSolutions Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Emergent BioSolutions Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2011 consolidated financial statements of Emergent BioSolutions Inc. and Subsidiaries and our report dated March 9, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia
March 9, 2012

ITEM 9B.                          OTHER INFORMATION

On March 6, 2012, the compensation committee of our board of directors took a number of actions with respect to the compensation of our employee executive officers.  The compensation committee awarded cash bonuses to our employee executive officers for their performance in fiscal 2011 as follows: Fuad El-Hibri, $655,170; Daniel Abdun-Nabi, $288,777; R. Don Elsey, $165,794; Adam Havey, $107,470; and Stephen Chatfield, £79,900.

The compensation committee also approved grants of equity awards to be made on March 13, 2012 to the following employee executive officers in the following amounts:  Fuad El-Hibri, based on a value of $625,000; Daniel J. Abdun-Nabi, based on a value of $1.1 million; R. Don Elsey, based on a value of $300,000; Adam Havey, based on a value of $285,600 and Steven Chatfield, based on a value of $428,400.  Half of the value to be granted to each executive will be in the form of restricted stock units, and the other half will be in the form of stock options.

The compensation committee also approved base salaries and target bonuses for fiscal year 2012 for our employee executive officers.  For the period January 1, 2012 through March 31, 2012, during which Mr. El-Hibri will serve as our chief executive officer, Mr. El-Hibri’s base salary will equal $710,902 and his bonus target will equal 80%.  Commencing on April 1, 2012, when Mr. El-Hibri will become our executive chairman, Mr. El-Hibri’s base salary will equal $700,000.  Although Mr. El-Hibri will no longer participate in our bonus program after April 1, 2012, he will be eligible for a prorated bonus in March 2013 for the period January 1, 2012 through March 31, 2012. For the period January 1, 2012 through March 31, 2012, during which Mr. Abdun-Nabi will serve as our president and chief operating officer, Mr. Abdun-Nabi’s base salary will equal $490,048 and his bonus target will equal 60%.  Commencing on April 1, 2012, when Mr. Abdun-Nabi will become our chief executive officer, Mr. Abdun-Nabi’s base salary will equal $550,000 and his bonus target will equal 65%. Annualized base salaries and target bonus percentages for our other employee executive officers for fiscal year 2012 are as follows:  R. Don Elsey, $379,496 and 50%; Adam Havey, $322,899 and 45%; and Steven Chatfield, £213,092 and 45%.

PART III

ITEM 10.                           DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Information regarding our directors may be found under the caption "Election of Directors'' in the Proxy Statement for our 2012 Annual Meeting of Stockholders. Information regarding our executive officers may be found under the caption “Executive Officers of the Registrant'' in the Proxy Statement for our 2012 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

Compliance with Section 16(a) of the Exchange Act

Information regarding compliance with Section 16(a) of the Exchange Act by our directors, officers and beneficial owners of more than 10% of our common stock may be found under the caption "Stock Ownership Information—Section 16 (a) Beneficial Ownership Reporting Compliance'' in the Proxy Statement for our 2012 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

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

Director Nominees

Information regarding procedures for recommending nominees to the board of directors may be found under the caption “Corporate Governance—Director Nomination Process” in the Proxy Statement for our 2012 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

Audit Committee

We have separately designated a standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. Additional information regarding the Audit Committee may be found under the captions “Corporate Governance—Board Committees—Audit Committee” and “Corporate Governance—Audit Committee Report” in the Proxy Statement for our 2012 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

Audit Committee Financial Expert

Our board of directors has determined that Marvin White and Zsolt Harsanyi, Ph.D. are “audit committee financial experts” as defined by Item 407(d)(5) of Regulation S-K of the Exchange Act and are “independent” under the rules of the New York Stock Exchange.

ITEM 11.                           EXECUTIVE COMPENSATION

Information with respect to this item may be found under the caption “Information About Executive and Director Compensation” in the Proxy Statement for our 2012 Annual Meeting of Stockholders. Such information is incorporated herein by reference. The Compensation Committee Report contained in the Proxy Statement for our 2012 Annual Meeting of Stockholders shall be deemed furnished in this annual report on Form 10-K and shall not be deemed “soliciting material” or “filed” with the Securities and Exchange Commission or otherwise subject to the liabilities of Section 18 of the Exchange Act, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that we specifically request that such information be treated as soliciting material or specifically incorporate such information by reference into a document filed under the Securities Act or the Exchange Act.

ITEM 12.                          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to this item may be found under the captions “Stock Ownership Information” and “Information About Executive and Director Compensation—Securities Authorized for Issuance Under Equity Compensation Plans” in the Proxy Statement for our 2012 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

ITEM 13.                           CERTAIN RELATHIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information with respect to this item may be found under the captions “Corporate Governance—Transactions with Related Persons” and “Corporate Governance—Board Determination of Independence” in the Proxy Statement for our 2012 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

ITEM 14.                           PRINCIPAL ACCOUNTANT FEES AND SERVICES

         Information with respect to this item may be found under the captions “Corporate Governance—Registered Public Accounting Firm's Fees” and “Corporate Governance—Pre-Approval Policy and Procedures” in the Proxy Statement for our 2012 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

PART IV

ITEM 15.                           EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements

The following financial statements and supplementary data are filed as a part of this annual report on Form 10-K.

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2011 and 2010
Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009
Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009
Consolidated Statement of Changes in Stockholders’ Equity for the years ended December 31, 2011, 2010 and 2009
Notes to Consolidated Financial Statements

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
Date: March 6, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Fuad El-Hibri Fuad El-Hibri	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 6, 2012

/s/R. Don Elsey R. Don Elsey	Senior Vice President Finance, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 9, 2012

/s/Daniel Abdun-Nabi Daniel Abdun-Nabi	Director	March 9, 2012

/s/Zsolt Harsanyi, Ph.D. Zsolt Harsanyi, Ph.D.	Director	March 9, 2012

/s/Dr. John Niederhuber
John E. Niederhuber, M.D.	Director	March 9, 2012

/s/Ronald B. Richard Ronald B. Richard	Director	March 6, 2012

/s/Louis W. Sullivan, M.D. Louis W. Sullivan, M.D.	Director	March 9, 2012

/s/Marvin White
Marvin L. White	Director	March 9, 2012

/s/Dr. Sue Bailey Dr. Sue Bailey	Director	March 9, 2012

Exhibit Index
Exhibit
Number		Description
2.1
Agreement and Plan of Merger, dated August 12, 2010, among the Registrant, Emergent Product Development Seattle, LLC (as successor-in-interest to Trubion Pharmaceuticals, Inc.), 35406 LLC, and 30333 Inc. (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 13, 2010) (File No. 001-33137)

2.2
Amendment No. 1 to Agreement and Plan of Merger, dated September 29, 2010, among the Registrant, Emergent Product Development Seattle, LLC (as successor-in-interest to Trubion Pharmaceuticals, Inc.), 35406 LLC, and 30333 Inc. (Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 30, 2010)(File No. 001-33137)

3.1
Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 filed with the SEC on December 8, 2006) (File No. 333-139190)

3.2
Amended and Restated By-laws of the Registrant, as amended (Incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on March 10, 2008) (File No. 001-33137)

4.1
Specimen Certificate Evidencing Shares of Common Stock (Incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on October 20, 2006) (File No. 333-136622)

4.2
Registration Rights Agreement, dated September 22, 2006, among the Registrant and the entities listed on Schedule 1 thereto (Incorporated by reference to Exhibit 4.3 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on September 25, 2006) (File No. 333-136622)

4.3
Rights Agreement, dated November 14, 2006, between the Registrant and American Stock Transfer & Trust Company (Incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 filed with the SEC on December 8, 2006) (File No. 333-139190)

4.4
Contingent Value Rights Agreement, dated August 12, 2010, among the Registrant, Emergent Product Development Seattle, LLC (as successor-in-interest to Trubion Pharmaceuticals, Inc.) and Mellon Investor Services LLC, as rights agent (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on August 13, 2010) (File No. 001-33137)

9.1
Voting and Right of First Refusal Agreement, dated October 21, 2005, between the William J. Crowe, Jr. Revocable Living Trust and Fuad El-Hibri (Incorporated by reference to Exhibit 9.1 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on August 14, 2006) (File No. 333-136622)

10.1	*
Employee Stock Option Plan, as amended and restated (Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on August 14, 2006) (File No. 333-136622)

10.2	*	Form of Director Stock Option Agreement (Incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on August 14, 2006) (File No. 333-136622)
10.3	*
Amended and Restated 2006 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed with the SEC on August 7, 2009) (File No. 001-33137)

10.4	*
Form of Incentive Stock Option Agreement under 2006 Stock Incentive Plan (Incorporated by reference to Exhibit 10.4 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on October 30, 2006)(File No. 333-136622)

10.5	*
Form of Nonstatutory Stock Option Agreement under 2006 Stock Incentive Plan (Incorporated by reference to Exhibit 10.5 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on October 30, 2006) (File No. 333-136622)

10.6	*
Form of Restricted Stock Unit Agreement under Amended and Restated 2006 Stock Incentive Plan (Incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 5, 2010) (File No. 001-33137)

10.7	*
Annual Bonus Plan for Executive Officers (Incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 5, 2010) (File No. 001-33137)

10.8	*
Director Compensation Program (Incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on March 10, 2008) (File No. 001-33137)

10.9	*
Amended and Restated Senior Management Severance Plan (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 22, 2011) (File No. 001-33137)

10.10	*
Election of Fuad El-Hibri to participate in the Severance Plan and Termination Protection Program (Incorporated by reference to Exhibit 10.35 to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (File No. 333-136622) filed with the SEC on September 25, 2006

10.11	*#	Employment Agreement, effective January 1, 2012, between Emergent Product Development UK Ltd and Dr. Steven Chatfield
10.12		Form of Indemnity Agreement (Incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on August 14, 2006) (File No. 333-136622)
10.13	†
Contract No. HHSO100200700037C, dated September 25, 2007, between Emergent Biodefense Operations Lansing Inc., and the Department of Health and Human Services (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 filed with the SEC on November 5, 2007) (File No. 001-33137)

10.14
Modification No. 7 to Contract No. HHSO100200700037C, dated September 22, 2010, between Emergent Biodefense Operations Lansing LLC, formerly known as Emergent Biodefense Operations Lansing Inc., and the Department of Health and Human Services (Incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 filed with the SEC on November 5, 2010) (File No. 001-33137)

10.15
Modification No. 9 to Contract No. HHSO100200700037C, effective February 2, 2011, between Emergent BioDefense Operations Lansing LLC, formerly known as Emergent BioDefense Operations Lansing Inc., and the Department of Health and Human Services (Incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed with the SEC on August 5, 2011) (File No. 001-33137)

10.16
Modification No. 12 to Contract No. HHS0100200700037C, dated August 24, 2011, between Emergent BioDefense Operations Lansing LLC, formerly known as Emergent BioDefense Operations Lansing Inc., and the Department of Health and Human Services (Incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 filed with the SEC on November 4, 2011) (File No. 001-33137)

10.17#
Modification No. 13 to Contract No. HHS0100200700037C, dated October 21, 2011, between Emergent BioDefense Operations Lansing LLC, formerly known as Emergent BioDefense Operations Lansing Inc., and the Department of Health and Human Services

10.18#
Modification No. 14 to Contract No. HHS0100200700037C, effective January 3, 2012, between Emergent BioDefense Operations Lansing LLC, formerly known as Emergent BioDefense Operations Lansing Inc., and the Department of Health and Human Services

10.19	†
Contract No. HHS0100200800091C between the Department of Health and Human Services and Emergent Biodefense Operations Lansing Inc. dated September 30, 2008 (Incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 filed with the SEC on November 7, 2008) (File No. 001-33137)

10.20	†
Contract No. HHSO100201000034C, dated July 13, 2010, between Emergent Biodefense Operations Lansing LLC, formerly known as Emergent Biodefense Operations Lansing Inc., and the Department of Health and Human Services  (Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 filed with the SEC on November 5, 2010) (File No. 001-33137)

10.21
Modification No. 2 of Contract No. HHSO100201000034C, effective December 1, 2010, between Emergent Biodefense Operations Lansing LLC, formerly known as Emergent Biodefense Operations Lansing Inc., and Biomedical Advanced Research and Development Authority of the U.S. Department of Health and Human Services (Incorporated by reference to Exhibit 10.50 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on March 11, 2011) (File No. 001-33137)

10.22	†
Modification No. 9 to Contract No. 200-2009-30162, effective July 6, 2010, between Emergent Biodefense Operations Lansing LLC, formerly known as Emergent Biodefense Operations Lansing Inc., and the Centers for Disease Control and Prevention (Incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 filed with the SEC on November 5, 2010) (File No. 001-33137)

10.23
Modification No. 12 to Contract No. 200-2009-30162, effective April 26, 2011, between Emergent BioDefense Operations Lansing LLC, formerly known as Emergent BioDefense Operations Lansing Inc., and the Centers for Disease Control and Prevention (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed with the SEC on August 5, 2011) (File No. 001-33137)

10.24
Modification No. 14 to Contract No. 200-2009-30162, effective September 27, 2011, between Emergent BioDefense Operations Lansing LLC, formerly known as Emergent BioDefense Operations Lansing Inc., and the Centers for Disease Control and Prevention (Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 filed with the SEC on November 4, 2011) (File No. 001-33137)

10.25	†
Contract No. HHSO100201000059C, dated September 17, 2010, between Emergent Product Development Gaithersburg Inc. and the Department of Health and Human Services (Incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 filed with the SEC on November 5, 2010) (File No. 001-33137)

10.26	†
Notice of Award Letter, dated September 30, 2011, from the Centers for Disease Control and Prevention to Emergent BioDefense Operations Lansing LLC awarding Solicitation 2011-N-13414 for Acquiring Doses of Anthrax Vaccine Adsorbed (AVA) (Incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 filed with the SEC on November 4, 2011) (File No. 001-33137)

10.27	†
Exclusive Commercial License of Technology by and among Oxford-Emergent Tuberculosis Consortium Limited, Emergent Product Development UK Limited, Emergent BioSolutions Inc. and Isis Innovation Limited dated July 18, 2008 (Incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 filed with the SEC on November 7, 2008) (File No. 001-33137)

10.28	†
Product Supply Agreement, dated June 12, 2006, between Emergent Product Development Gaithersburg Inc. and Talecris Biotherapeutics, Inc. (Incorporated by reference to Exhibit 10.34 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on October 20, 2006) (File No. 333-136622)

10.29	†
Amendment No. 1 to Product Supply Agreement, effective December 19, 2006, between Emergent Product Development Gaithersburg Inc. and Talecris Biotherapeutics Inc. (Incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 5, 2010) (File No. 001-33137)

10.30
Amendment No. 2 to Product Supply Agreement, effective June 25, 2007, between Emergent Product Development Gaithersburg Inc. and Talecris Biotherapeutics Inc. (Incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 5, 2010) (File No. 001-33137)

10.31	†
Amendment No. 3 to Product Supply Agreement, effective August 29, 2007, between Emergent Product Development Gaithersburg Inc. and Talecris Biotherapeutics Inc. (Incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 5, 2010) (File No. 001-33137)

10.32
Amendment No. 4 to Product Supply Agreement, effective November 17, 2009, between Emergent Product Development Gaithersburg Inc. and Talecris Biotherapeutics Inc. (Incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 5, 2010) (File No. 001-33137)

10.33
Amendment No. 5 to Product Supply Agreement, dated November 3, 2010, between Emergent Product Development Gaithersburg Inc. and Talecris Biotherapeutics, Inc. (Incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 filed with the SEC on November 5, 2010) (File No. 001-33137)

10.34	†
First Addendum to Product Supply Agreement, effective September 1, 2009, between Emergent Product Development Gaithersburg Inc. and Talecris Biotherapeutics Inc. (Incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 5, 2010) (File No. 001-33137)

10.35	†
Agreement, dated June 16, 2005, between the Free State of Bavaria and Emergent Product Development UK Limited, formerly ViVacs GmbH (Incorporated by reference to Exhibit 10.43 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on October 20, 2006) (File No. 333-136622)

10.36	†
License Agreement between U.S. Army Medical Research Institute of Infectious Diseases and the Registrant dated October 7, 2003 (Incorporated by reference to Exhibit 10.21 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 6, 2009) (File No. 001-33137)

10.37
Amended and Restated Marketing Agreement entered into on February 10, 2009 between Emergent Biodefense Operations Lansing Inc. and Intergen N.V. (Incorporated by reference to Exhibit 10.27 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 6, 2009) (File No. 001-33137)

10.38	†
Collaboration and License Agreement between Emergent Product Development Seattle, LLC (as successor-in-interest to Trubion Pharmaceuticals, Inc.) and Wyeth, acting through Wyeth Pharmaceuticals Division, dated December 19, 2005  (Incorporated by reference to Exhibit 10.11 to Trubion Pharmaceuticals, Inc. Registration Statement on Form S-1 filed with the SEC on October 5, 2006) (File No. 333-134709)

10.39	†
Amendment No. 1 to the Collaboration and License Agreement between Emergent Product Development Seattle, LLC (as successor-in-interest to Trubion Pharmaceuticals, Inc.) and Wyeth, acting through Wyeth Pharmaceuticals Division, dated November 30, 2006 (Incorporated by reference to Exhibit 10.12 to Trubion Pharmaceuticals, Inc. Annual Report on Form 10-K filed with the SEC on March 26, 2007) (File No. 001-33054)

10.40	†
Amendment No. 2 to the Collaboration and License Agreement between Emergent Product Development Seattle, LLC (as successor-in-interest to Trubion Pharmaceuticals, Inc.) and Wyeth, acting through Wyeth Pharmaceuticals Division, dated April 14, 2010 (Incorporated by reference to Exhibit 10.1 to Trubion Pharmaceuticals, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 filed with the SEC on August 16, 2010) (File No. 001-33054)

10.41	†
Amendment No. 3 to the Collaboration and License Agreement, dated May 26, 2011, between Emergent Product Development Seattle, LLC and Pfizer Inc. (Incorporated by reference to Exhibit 10.3 to Trubion Pharmaceuticals, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 3011) (File No. 001-33054)

10.42	†
Collaboration and License Agreement between Emergent Product Development Seattle, LLC (as successor-in-interest to Trubion Pharmaceuticals, Inc.) and Facet Biotech Corporation, dated August 27, 2009 (Incorporated by reference to Exhibit 10.1 to Trubion Pharmaceuticals, Inc. Quarterly Report on Form 10-Q filed with the SEC on November 5, 2009)(File No. 001-33054)

10.43
Letter Agreement, dated February 17, 2011, between the Registrant and East West Resources Corporation (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 23, 2011)(File No. 001-33137)

10.44
Lease Agreement, dated June 27, 2006, between Brandywine Research LLC and the Registrant (Incorporated by reference to Exhibit 10.24 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on September 25, 2006) (File No. 333-136622)

10.45#		First Amendment to Lease Agreement, dated November 13, 2007, between Brandywine Research LLC and the Registrant
10.46#		Second Amendment to Lease Agreement, dated December 13, 2010, between Brandywine Research LLC and the Registrant
10.47#		Third Amendment to Lease Agreement, dated effective February 27, 2012, between Brandywine Research LLC and the Registrant
10.48
Lease Agreement between Emergent Product Development Seattle, LLC (as successor-in-interest to Trubion Pharmaceuticals, Inc.) and Selig Real Estate Holdings Eight, dated April 28, 2003 (Incorporated by reference to Exhibit 10.8 to Trubion Pharmaceuticals, Inc. Registration Statement on Form S-1 filed with the SEC on June 2, 2006) (File No. 333-134709)

10.49
Amendment to Lease Agreement between Emergent Product Development Seattle, LLC (as successor-in-interest to Trubion Pharmaceuticals, Inc.) and Selig Real Estate Holdings Eight, dated December 8, 2004  (Incorporated by reference to Exhibit 10.9 to Trubion Pharmaceuticals, Inc. Registration Statement on Form S-1 filed with the SEC on June 2, 2006) (File No. 333-134709)

10.50
Amendment to Lease Agreement between Emergent Product Development Seattle, LLC (as successor-in-interest to Trubion Pharmaceuticals, Inc.) and Selig Real Estate Holdings Eight, dated February 1, 2006  (Incorporated by reference to Exhibit 10.10 to Trubion Pharmaceuticals, Inc. Registration Statement on Form S-1 filed with the SEC on June 2, 2006) (File No. 333-134709)

10.50
Amendment to Lease Agreement between Emergent Product Development Seattle, LLC (as successor-in-interest to Trubion Pharmaceuticals, Inc.) and Selig Real Estate Holdings Eight, L.L.C, dated February 2, 2007 (Incorporated by reference to Exhibit 10.1 to Trubion Pharmaceuticals, Inc. Quarterly Report on Form 10-Q filed with the SEC on August 7, 2008) (File No. 001-33054)

10.52
Loan Agreement, dated December 30, 2009, among the Registrant, Emergent Biodefense Operations Lansing Inc., and HSBC Realty Credit Corporation (USA)(Incorporated by reference to Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 5, 2010) (File No. 001-33137)

10.53
Promissory Note, dated December 30, 2009, from Emergent Biodefense Operations Lansing Inc. to HSBC Realty Credit Corporation (USA) (Incorporated by reference to Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 5, 2010) (File No. 001-33137)

10.54
Construction Loan Agreement, dated July 28, 2011, among Emergent BioSolutions Inc., Emergent Manufacturing Operations Baltimore LLC and PNC Bank, National Association (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 filed with the SEC on November 4, 2011) (File No. 001-33137)

10.55
Promissory Note, dated July 28, 2011, from Emergent BioSolutions Inc. to PNC Bank, National Association (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 filed with the SEC on November 4, 2011) (File No. 001-33137)

10.56
Loan and Security Agreement, dated August 3, 2011, among Emergent Manufacturing Operations Baltimore LLC, Emergent BioSolutions Inc. and PNC Equipment Finance, LLC (Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 filed with the SEC on November 4, 2011) (File No. 001-33137)

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

Attached as Exhibit 101 to this Annual Report on Form 10-K are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2011 and December 31, 2010, (ii) Consolidated Statements of Operations for the Years Ended December 31, 2011, 2010 and 2009, (iii) Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2010 and 2009, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the Years ended December 31, 2011, 2010 and 2009, and (v) Notes to Consolidated Financial Statements.

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.