Form 10-Q
period 2012-03-31
Emergent BioSolutions Inc.
filed 2012-05-04
CIK 1367644

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of April 30, 2012, the registrant had 36,160,577 shares of common stock outstanding.

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

These forward-looking statements include, among other things, statements about:

▪	our ability to perform under our contract with the U.S. government related to BioThrax® (Anthrax Vaccine Adsorbed), our FDA-approved anthrax vaccine, including the timing of deliveries;
▪	our plans for future sales of BioThrax, including our ability to obtain funding for our existing procurement contract with the U.S. government;
▪	our plans to pursue label expansions and other improvements for BioThrax;
▪	our ability to perform under our development contract with the U.S. government for our product candidate PreviThraxTM (Recombinant Protective Antigen Anthrax Vaccine, Purified);
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

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this quarterly report, particularly in the “Risk Factors” section in Item 1A of this quarterly report on Form 10-Q, that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

You should read this quarterly report, including the documents that we have incorporated by reference herein or filed as exhibits hereto, completely and with the understanding that our actual future results may be materially different from what we expect. We disclaim any obligation to update any forward-looking statements.

PART I. FINANCIAL INFORMATION

ITEM 1.                        FINANCIAL STATEMENTS

Emergent BioSolutions Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share and per share data)

	March 31,	December 31,
	2012	2011
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$150,425	$143,901
Investments	-	1,966
Accounts receivable	43,652	74,153
Inventories	17,319	14,661
Deferred tax assets, net	441	1,735
Income tax receivable, net	19,798	9,506
Restricted cash	-	220
Prepaid expenses and other current assets	7,907	8,276
Total current assets	239,542	254,418

Property, plant and equipment, net	218,749	208,973
In-process research and development	41,800	51,400
Goodwill	5,502	5,502
Assets held for sale	-	11,765
Deferred tax assets, net	8,349	13,999
Other assets	745	807

Total assets	$514,687	$546,864

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$28,316	$40,530
Accrued expenses and other current liabilities	1,134	1,170
Accrued compensation	9,982	20,884
Contingent value rights, current portion	-	1,748
Long-term indebtedness, current portion	3,280	5,360
Deferred revenue	283	1,362
Total current liabilities	42,995	71,054

Contingent value rights, net of current portion	-	3,005
Long-term indebtedness, net of current portion	57,592	54,094
Other liabilities	2,005	1,984
Total liabilities	102,592	130,137

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 15,000,000 shares authorized, 0 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized, 36,160,162 and 36,002,698 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	36	36
Additional paid-in capital	222,746	220,654
Accumulated other comprehensive loss	(3,229)	(3,313)
Retained earnings	190,041	196,869
Total Emergent BioSolutions Inc. stockholders' equity	409,594	414,246
Noncontrolling interest in subsidiaries	2,501	2,481
Total stockholders’ equity	412,095	416,727
Total liabilities and stockholders’ equity	$514,687	$546,864

The accompanying notes are an integral part of these consolidated financial statements.

Emergent BioSolutions Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2012	2011
	(Unaudited)
Revenues:
Product sales	$34,357	$5,597
Contracts and grants	15,954	12,936
Total revenues	50,311	18,533

Operating expense:
Cost of product sales	7,511	1,068
Research and development	26,246	34,759
Selling, general and administrative	19,492	18,212
Impairment of in-process research and development	9,600	-
Loss from operations	(12,538)	(35,506)

Other income (expense):
Interest income	25	35
Interest expense	(3)	-
Other income (expense), net	854	(1)
Total other income (expense)	876	34

Loss before benefit from income taxes	(11,662)	(35,472)
Benefit from income taxes	(3,640)	(12,299)
Net loss	(8,022)	(23,173)
Net loss attributable to noncontrolling interest	1,193	1,776
Net loss attributable to Emergent BioSolutions Inc.	$(6,829)	$(21,397)

Loss per share - basic	$(0.19)	$(0.61)
Loss per share - diluted	$(0.19)	$(0.61)

Weighted-average number of shares - basic	36,045,839	35,179,317
Weighted-average number of shares - diluted	36,045,839	35,179,317

The accompanying notes are an integral part of these consolidated financial statements.

Emergent BioSolutions Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(in thousands)

	Three Months Ended March 31,
	2012	2011
	(Unaudited)

Net loss attributable to Emergent BioSolutions Inc.	(6,829)	(21,397)
Foreign currency translations	84	(693)
Comprehensive loss	$(6,745)	$(22,090)

The accompanying notes are an integral part of these consolidated financial statements.

Emergent BioSolutions Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:	(Unaudited)

Net loss	$(8,022)	$(23,173)
Adjustments to reconcile to net cash provided by (used in) operating activities:
Stock-based compensation expense	2,712	2,441
Depreciation and amortization	2,373	2,235
Deferred income taxes	6,944	2,879
Non-cash development expenses from joint ventures	1,212	2,550
Change in fair value of contingent value rights	(3,005)	581
Impairment of in-process research and development	9,600	-
Excess tax benefits from stock-based compensation	862	(39)
Other	(19)	13
Changes in operating assets and liabilities:
Accounts receivable	30,501	27,350
Inventories	(2,658)	(9,441)
Income taxes	(11,154)	(15,238)
Prepaid expenses and other assets	443	923
Accounts payable	(1,988)	(736)
Accrued expenses and other liabilities	(11)	(33)
Accrued compensation	(10,895)	(10,525)
Deferred revenue	(1,075)	(2,510)
Net cash provided by (used in) operating activities	15,820	(22,723)
Cash flows from investing activities:
Purchases of property, plant and equipment	(22,329)	(8,432)
Proceeds from sale of assets	11,765	-
Proceeds from maturity of investments	1,966	-
Purchase of investments	-	(4,309)
Net cash used in investing activities	(8,598)	(12,741)
Cash flows from financing activities:
Proceeds from borrowings on long-term indebtedness	9,621	-
Issuance of common stock subject to exercise of stock options	242	4,198
Excess tax benefits from stock-based compensation	(862)	39
Principal payments on long-term indebtedness	(8,203)	(842)
Contingent value right payment	(1,748)	-
Release of restricted cash deposit	220	-
Net cash provided by (used in) financing activities	(730)	3,395

Effect of exchange rate changes on cash and cash equivalents	32	(25)

Net increase (decrease) in cash and cash equivalents	6,524	(32,094)
Cash and cash equivalents at beginning of period	143,901	169,019
Cash and cash equivalents at end of period	$150,425	$136,925

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

The unaudited consolidated financial statements included herein have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X issued by the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission.

In the opinion of the Company’s management, any adjustments contained in the accompanying unaudited consolidated financial statements are of a normal recurring nature, and are necessary to present fairly the financial position of the Company as of March 31, 2012 and the results of operations, comprehensive loss and cash flows for the three months ended March 31, 2012 and 2011. Interim results are not necessarily indicative of results that may be expected for any other interim period or for an entire year.

In June 2011, the Financial Accounting Standard Board (“FASB”) issued guidance amending the presentation requirements for comprehensive income. For public entities, this guidance was effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 with early adoption permitted. Subsequently, in December 2011, the FASB deferred the effective date of the portion of the June 2011 accounting standards update requiring separate presentation of reclassifications out of accumulated other comprehensive income. Upon adoption on January 1, 2012, the Company had the option to report total comprehensive income (loss), including components of net income (loss) and components of other comprehensive income (loss), as a single continuous statement or in two separate but consecutive statements. The Company elected to present comprehensive income in two separate but consecutive statements as part of the consolidated financial statements included in this Quarterly Report on Form 10-Q.

2.     Fair value measurements

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis:

	At March 31, 2012
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment in money market funds (1)	$50,861	$-	$-	$50,861
Total assets	$50,861	$-	$-	$50,861

Liabilities:
Contingent value rights	$-	$-	$-	$-
Total liabilities	$-	$-	$-	$-

	At December 31, 2011
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment in money market funds (1)	$73,005	$-	$-	$73,005
U.S. Treasury securities (2)	-	1,966	-	1,966
Total assets	$73,005	$1,966	$-	$74,971

Liabilities:
Contingent value rights	$-	$-	$4,753	$4,753
Total liabilities	$-	$-	$4,753	$4,753

(1)                    Included in cash and cash equivalents in accompanying consolidated balance sheets.
(2)                    Included in investments in accompanying consolidated balance sheets.

The fair value of the contingent value right (“CVR”) obligations is based on management’s assessment of certain development and collaboration milestones, which are inputs that have no observable market (Level 3).  The obligation is measured using a discounted cash flow model. For the three months ended March 31, 2012 and 2011, the changes in the fair value of the CVR obligations resulted from an update to the probability and estimated timing of achievement for certain development milestones along with an adjustment to the discount rates.  During the three months ended March 31, 2012, the Company recorded a decrease of $3.0 million in the value of the CVRs related to the Pfizer, Inc. (“Pfizer”) agreement, and made a CVR payment in the amount of $1.7 million related to the Company’s collaboration with Abbott Laboratories (“Abbott”), which was terminated on March 20, 2012. During the three months ended March 31, 2011, the Company recorded a charge to adjust the CVRs to fair value of $581,000.  The adjustments to fair value are classified in the Company’s statement of operations as research and development expense within the Company’s Biosciences segment.

As of March 31, 2012 and 2011, the Company did not have any transfers between Level 1 and Level 2 assets or liabilities.

The following table is a reconciliation of the beginning and ending balance of the liabilities measured at fair value using significant unobservable inputs (Level 3) during the three months ended March 31, 2012 and the year ended December 31, 2011:

(in thousands)
Balance at January 1, 2011	$14,532
Expense (income) included in earnings	221
Expense (income) included in comprehensive income	-
Settlements	(10,000)
Purchases, sales, issuances and settlements	-
Transfers in/(out) of Level 3	-
Balance at December 31, 2011	$4,753
Expense (income) included in earnings	(3,005)
Expense (income) included in comprehensive income	-
Settlements	(1,748)
Purchases, sales and issuances	-
Transfers in/(out) of Level 3	-
Balance at March 31, 2012	$-

Separate disclosure is required for assets and liabilities measured at fair value on a recurring basis, as documented above, from those measured at fair value on a nonrecurring basis.  As of March 31, 2012, the Company’s SBI-087 in-process research and development (“IPR&D”) asset and goodwill were measured at fair value on a nonrecurring basis.  As of March 31, 2011 the Company had no assets or liabilities that were measured at fair value on a nonrecurring basis.

Both the carrying value and fair value of long-term indebtedness at March 31, 2012 and December 31, 2011 were $60.9 million and $59.5 million, respectively.

3.  Inventories

Inventories consist of the following:

	March 31,	December 31,
(in thousands)	2012	2011
Raw materials and supplies	$2,485	$2,313
Work-in-process	14,714	10,149
Finished goods	120	2,199
Total inventories	$17,319	$14,661

4.      In-process research and development and goodwill

In mid-March 2012, Pfizer informed the Company of its intent to cease development of one of its two development programs with respect to an SBI-087 product candidate. In April 2012, Pfizer informed the Company of its intent to cease development of the second program, and that it intended to terminate its development and commercialization agreement with the Company. The Company considered this initial communication a potential indicator of an impairment of the related SBI-087 IPR&D asset. As a result of these communications, the Company has assessed the fair value of this asset. As part of this assessment, the Company considered the impact of Pfizer’s decision, along with the Company’s current intentions not to pursue further development of this asset. As a result of this impairment analysis, the Company recorded an impairment charge of $9.6 million, which represents the entire carrying value of the SBI-087 IPR&D asset as of March 31, 2012. This charge is classified in the Company’s statement of operations as impairment of in-process research and development, within the Company’s Biosciences segment.

The Company determined the fair value of the SBI-087 IPR&D asset by utilizing an income approach. The Company’s cash flow projections include management’s estimates related to the costs to develop the acquired technology into commercially viable products, the resulting revenue from the projects, and discounting the net cash flows to present value. The revenue and costs projections were adjusted to reflect the probability of successful new drug development. Additionally, the projections considered the relevant market sizes and growth factors, expected trends in technology, and the nature and expected timing of new product introductions. The rates utilized to discount the net cash flows to their present value were commensurate with the stage of development of the SBI-087 product candidate and uncertainties in the economic estimates used in the projections described above.

As a result of the impairment of the SBI-087 IPR&D asset, the Company also performed an interim impairment analysis of goodwill as of March 31, 2012.  Based on the interim impairment assessment, the estimated fair value of the reporting unit was in excess of carrying value, and therefore no impairment of goodwill was recorded.

5.  Assets held for sale

In March 2012, the Company completed the sale of two buildings in Frederick, Maryland for $12.2 million. These buildings had been classified as assets held for sale.  The Company realized proceeds equal to the carrying value, less cost to sell, of these buildings and there was no gain or loss on the sale.

6.  Long-term debt

The components of long-term indebtedness are as follows:

	March 31,	December 31,
(in thousands)	2012	2011
Construction loan dated July 2011; LIBOR plus 3%, due July 2017	$30,000	$26,095
Equipment loan dated August 2011; variable, due August 2017	7,143	1,426
Term loan dated December 2009; three month LIBOR plus 3.25%, due December 2014	19,338	19,717
Term loan dated November 2009; three month LIBOR plus 3.25%, due November 2014	4,391	4,478
Loan dated October 2004; 3.0%, repaid in March 2012	-	2,500
Term loan dated October 2004; 3.48%, repaid in March 2012	-	5,238
Total long-term indebtedness	60,872	59,454
Less current portion of long-term indebtedness	(3,280)	(5,360)
Noncurrent portion of long-term indebtedness	$57,592	$54,094

7. Stockholders’ equity

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

Stock options and restricted stock units

As of March 31, 2012, the Company had two stock-based employee compensation plans, the Amended and Restated Emergent BioSolutions Inc. 2006 Stock Incentive Plan (the “2006 Plan”) and the Emergent BioSolutions Employee Stock Option Plan (the “2004 Plan”) (together, the “Emergent Plans”). The Company has granted options to purchase shares of common stock under the Emergent Plans and has granted restricted stock units under the 2006 Plan. The Emergent Plans have both incentive and non-qualified stock option features. The Company no longer grants equity awards under the 2004 Plan.

As of March 31, 2012, an aggregate of 8,678,826 shares of common stock were authorized for issuance under the 2006 Plan, of which a total of 1,239,071 shares of common stock remain available for future awards to be made to plan participants. Awards of restricted stock units are counted against the maximum aggregate number of shares of common stock available for issuance under the 2006 Plan as one and one-half (1.5) shares of common stock for every one restricted stock unit granted. The maximum number of shares subject to awards that may be granted per year under the 2006 Plan to a single participant is 287,700. The exercise price of each option must be not less than 100% of the fair market value of the shares underlying such option on the date of grant. Awards granted under the 2006 Plan have a contractual life of no more than 10 years. The terms and conditions of equity awards (such as price, vesting schedule, term and number of shares) under the Emergent Plans are determined by the compensation committee of the Company’s board of directors, which administers the Emergent Plans.  Each equity award granted under the Emergent Plans vests as specified in the relevant agreement and no option can be exercised after ten years from the date of grant.

The following is a summary of option award activity under the Emergent Plans:

	2006 Plan		2004 Plan
	Number of Shares	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2011	3,090,909	$17.36	53,156	$8.86	$6,238,427
Granted	675,581	15.83	-	-
Exercised	(20,739)	11.68	-	-
Forfeited	(57,001)	20.20	-	-
Outstanding at March 31, 2012	3,688,750	$17.07	53,156	$8.86	$5,152,087
Exercisable at March 31, 2012	2,157,105	$16.05	53,156	$8.86	$4,858,991

The following is a summary of restricted stock unit award activity under the 2006 Plan:

	Number of Shares	Weighted-Average Grant Price	Aggregate Intrinsic Value
Outstanding at December 31, 2011	635,500	$20.89	$10,701,820
Granted	337,797	15.83
Vested	(205,016)	20.30
Forfeited	(18,829)	16.21
Outstanding at March 31, 2012	749,452	$18.79	$11,991,232

8.  Variable interest entities

In July 2008, the Company entered into a collaboration with the University of Oxford (“Oxford”) and certain Oxford researchers to conduct clinical trials to advance a vaccine product candidate for tuberculosis, resulting in the formation of the Oxford-Emergent Tuberculosis Consortium (“OETC”).  The Company has a 51% equity interest in OETC and controls the OETC Board of Directors. In addition, the Company has certain funding and service obligations related to its investment. In July 2011, the Company entered into an intercompany loan agreement with OETC, under which the Company agreed to provide OETC with a loan of up to $14.0 million to fund future clinical and development costs for the tuberculosis vaccine product candidate. The loan value can be increased to up to $23.0 million at the sole discretion of the Company. The loan bears interest at the rate of 8% per annum. Principal and interest on the outstanding balance will be due and payable in December 2014 or upon occurrence of either an event of default or the closing of a debt or equity financing by OETC that results in net proceeds equal to or in excess of $30.0 million in a single transaction or a series of related transactions. Under the terms of the loan, OETC is required to comply with certain non-financial covenants. As of March 31, 2012, there have been no draws under this loan.  The Company evaluates its variable interests in OETC on a quarterly basis and has determined that it is the primary beneficiary as it has the power to direct the activities of OETC that most significantly impact OETC’s economic performance and will absorb the majority of expected losses. Accordingly, the Company consolidates OETC. As of March 31, 2012 and 2011, respectively, assets of $506,000 and $413,000 and liabilities of $1.8 million and $513,000 related to OETC were included within the Company’s consolidated balance sheet.  During the three months ended March 31, 2012 and 2011, respectively, OETC incurred net losses of $2.4 million and $3.6 million of which $1.2 million and $1.8 million is included in the Company’s consolidated statement of operations.

In conjunction with the establishment of OETC, the Company granted a put option to Oxford and certain Oxford researchers whereby the Company may be required to acquire all of the OETC shares held by Oxford and the Oxford researchers at the fair market value of the underlying shares. This put option is contingent upon the satisfaction of a number of conditions that must exist or occur subsequent to the granting by the European Commission of marketing authorization for the OETC-sponsored vaccine product candidate for tuberculosis. The Company accounts for the put option in accordance with the accounting provisions related to derivatives and distinguishing liabilities from equity. In accordance with these provisions, the Company has determined that the put option had a de minimis fair value as of March 31, 2012.

In July 2010, the Company entered into a collaboration with Temasek Life Sciences Ventures Pte Limited to advance the development of monoclonal products for worldwide prophylaxis or treatment of infection caused by existing or anticipated future pandemic influenza strains via a hemagglutinin-based medical countermeasure, resulting in the formation of EPIC Bio Pte Limited (“EPIC”). The Company has a 60% equity interest in EPIC and controls the EPIC Board of Directors. The Company evaluates its variable interests in EPIC on a quarterly basis and has determined that it is the primary beneficiary as it has the power to direct the activities of EPIC that most significantly impact EPIC’s economic performance and will absorb the majority of expected losses. Accordingly, the Company consolidates EPIC. As of March 31, 2012 and 2011, respectively, assets of $546,000 and $1.9 million and liabilities of $214,000 and $423,000 related to EPIC were included within the Company’s consolidated balance sheet.  During the three months ended March 31, 2012 and 2011, respectively, EPIC incurred net losses of $99,000 and $24,000, of which $59,000 and $14,000 is included in the Company’s consolidated statement of operations.

The following is a summary of the stockholders’ equity attributable to the Company and the noncontrolling interests:

	Emergent	Noncontrolling
(in thousands)	BioSolutions Inc.	Interests	Total
Stockholders' equity at December 31, 2011	$414,246	$2,482	$416,728
Non-cash development expenses from variable interest entities	-	1,212	1,212
Net loss	(6,829)	(1,193)	(8,022)
Other	2,177	-	2,177
Stockholders' equity at March 31, 2012	$409,594	$2,501	$412,095

9.      Collaboration Agreements

Abbott Laboratories

In August 2009, Trubion Pharmaceuticals, Inc. (“Trubion”), which the Company acquired in October 2010, entered into a collaboration agreement with Facet Biotech Corporation, now a wholly-owned subsidiary of Abbott, for the joint worldwide development and commercialization of TRU-016. The collaboration agreement covered TRU-016 in all indications and all other CD37-directed protein therapeutics. The collaboration agreement terminated on March 20, 2012 and all rights to TRU-016 and other CD37-directed protein therapeutics under the collaboration agreement reverted to the Company.

During the three months ended March 31, 2012 and 2011, the Company recognized revenue of $1.3 million and $2.5 million, respectively, for research and development services pursuant to the Abbott collaboration in the Company’s statements of operations as contracts and grants revenue.

Pfizer Inc.

In December 2005, Trubion entered into an agreement (the “Pfizer Agreement”) with Wyeth, now a wholly-owned subsidiary of Pfizer, for the development and worldwide commercialization of CD20-directed therapeutics.  In May 2011, the Company and Pfizer entered into a third amendment to the Pfizer Agreement (the “Biosimilar Amendment”) in which the Company released certain restrictions related to the development and commercialization of biosimilar CD20 antibodies. Under the terms of this amendment, the Company received a $2.5 million non-refundable payment upon execution of the Biosimilar Amendment, and is entitled to receive royalty payments in the low-single digits on net sales of certain Pfizer biosimilar products directed to CD20, subject to the satisfaction of specified conditions. In April 2012, Pfizer informed the Company of its intent to terminate the Pfizer Agreement.  The Company’s right to receive these biosimilar royalty payments would survive a termination of the Pfizer Agreement.

For the three months ended March 31, 2012 and 2011, the Company recognized revenue of $365,000 and $551,000, respectively, for research and development services pursuant to the Pfizer Agreement in the Company’s financial statements of operations as contracts and grants revenue.

10.  Earnings per share

The following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended March 31,
(in thousands, except share and per share data)	2012	2011
Numerator:
Net loss	$(6,829)	$(21,397)

Denominator:
Weighted-average number of shares—basic	36,045,839	35,179,317
Dilutive securities—equity awards	-	-
Weighted-average number of shares—diluted	36,045,839	35,179,317

Earnings per share-basic	$(0.19)	$(0.61)
Earnings per share-diluted	$(0.19)	$(0.61)

For the three month periods ended March 31, 2012 and 2011, approximately 4.5 million and 4.4 million shares, respectively, pursuant to equity awards were excluded from the calculation of diluted earnings per share because the net loss attributable to Emergent BioSolutions Inc. would make these awards antidilutive.

11.  Segment information

For financial reporting purposes, the Company reports financial information for two business segments: Biodefense and Biosciences. The Company’s two business segments, or divisions, engage in business activities for which discrete financial information is reviewed by the chief operating decision maker. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. The Company’s reportable segments are business units that offer different products and product candidates and are managed separately because they manufacture and develop distinct products with different development processes.

In the Biodefense division, the Company develops, manufactures and commercializes vaccines and antibody therapies for use against biological agents that are potential weapons of bioterrorism or biowarfare. Revenues in this segment are primarily from sales of the Company’s FDA-licensed product, BioThrax® (Anthrax Vaccine Adsorbed), to the U.S. government. The Biosciences division consists of two business units, therapeutics and vaccines. In the Biosciences division, the Company develops vaccines, protein therapeutics and technology platforms for use against infectious diseases, oncology, autoimmune and inflammatory disorders and other medical conditions that have resulted in significant unmet or underserved public health needs.  The Biosciences segment comprises development stage product candidates. The “All Other” segment relates to the general operating costs of the Company and includes costs of the centralized services departments, which are not allocated to the other segments, as well as spending on product candidates or activities that are not classified as Biodefense or Biosciences. The assets in this segment consist primarily of cash.

	Reportable Segments
(in thousands)	Biodefense	Biosciences	All Other	Total
Three Months Ended March 31, 2012
External revenue	$48,636	$1,675	$-	$50,311
Net income (loss)	14,266	(19,891)	(1,204)	(6,829)
Total assets	247,240	123,292	144,155	514,687
Three Months Ended March 31, 2011
External revenue	$15,500	$3,033	$-	$18,533
Net loss	(6,092)	(15,125)	(180)	(21,397)
Total assets	179,732	107,927	183,618	471,277

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes and other financial information included elsewhere in this quarterly report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this quarterly report on Form 10-Q, including information with respect to our plans and strategy for our business, include forward-looking statements that involve risks and uncertainties. You should review the “Special Note Regarding Forward-Looking Statements” and the “Risk Factors” sections of this quarterly report on Form 10-Q for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

Product Portfolio

We are a biopharmaceutical company focused on protecting and enhancing life by developing and manufacturing vaccines and therapeutics that are supplied to healthcare providers and purchasers for use in preventing and treating disease. For financial reporting purposes, we operate in two business segments, Biodefense and Biosciences.

Our Biodefense segment is directed to government-sponsored development and supply of countermeasures against potential agents of bioterrorism or biowarfare and targets the infectious disease anthrax. Our programs in this division include a pipeline of investigational product candidates and one marketed product, BioThrax® (Anthrax Vaccine Adsorbed), the only vaccine approved by the U.S. Food and Drug Administration, or FDA, for the prevention of anthrax disease. Operations in this segment include biologics manufacturing, regulatory and quality affairs in support of BioThrax and a product development infrastructure in support of our investigational product candidates.

Our Biosciences segment is directed to commercial opportunities and targets oncology, including the B-cell malignancies chronic lymphocytic leukemia, or CLL, and non-Hodgkin’s lymphoma, or NHL; the T-cell malignancies cutaneous T-cell lymphoma, or CTCL, and peripheral T-cell lymphoma, or PTCL; autoimmune and inflammatory disorders, or AIID, and infectious diseases such as tuberculosis and influenza. Our programs in this segment include clinical and preclinical stage investigational product candidates and development programs for our platform technologies. Operations in this segment include product development in support of our investigational product candidates, and manufacturing and related infrastructure initiatives in support of our technology platforms.

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

Product Sales

We have derived substantially all of our product sales revenues from BioThrax sales to the U.S. government.  We are currently a party to a contract with the Centers for Disease Control and Prevention, or CDC, to supply 44.75 million doses of BioThrax for placement into the Strategic National Stockpile, or SNS, over a five year period.  We expect for the foreseeable future to continue to derive substantially all of our product sales revenues from our sales of BioThrax to the U.S. government. Our total revenues from BioThrax sales were $34.4 million and $5.6 million for the three months ended March 31, 2012 and 2011, respectively. We are focused on increasing sales of BioThrax to U.S. government customers, expanding the market for BioThrax to other customers domestically and internationally and pursuing label expansions and improvements for BioThrax.

Contracts and Grants

We seek to advance development of our product candidates through external funding arrangements. We may slow down development programs or place them on hold during periods that are not covered by external funding. We have received funding from the U.S. government for the following development programs:

▪	BioThrax as a post-exposure prophylaxis, or PEP;
▪	NuThrax TM (Anthrax Vaccine Adsorbed containing CPG 7909 Adjuvant);
▪	Large-scale manufacturing for BioThrax;
▪	PreviThrax TM (Recombinant Protective Antigen Anthrax Vaccine, Purified);
▪	Thravixa TM (Fully Human Anthrax Monoclonal Antibody);
▪	Double mutant recombinant protective antigen anthrax vaccine;
▪	Recombinant botulinum vaccine; and
▪	Tuberculosis vaccine

Additionally, our tuberculosis vaccine product candidate is indirectly supported by grant funding provided to the University of Oxford by the Wellcome Trust and Aeras Global Tuberculosis Vaccine Foundation and the European and Developing Countries Clinical Trial Partnership.

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

Critical Accounting Policies and Estimates

There have been no significant changes to our Critical Accounting Policies and Estimates during the three months ended March 31, 2012. Refer to the Critical Accounting Policies and Estimates section in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission, or SEC.

Financial Operations Overview

Revenues

On September 30, 2011, we received a contract award from the CDC, and on March 8, 2012, entered into the related contract with the CDC to supply up to 44.75 million doses of BioThrax to the CDC over a five-year period. The maximum amount that could be paid to us under the contract is up to $1.25 billion, subject to availability of funding.  The period of performance under the award is from September 30, 2011 through September 29, 2016.  We began delivery of doses under the contract in December 2011. Through March 31, 2012, we have delivered and recognized revenue on approximately 2.0 million doses under this contract.

We have received contract and grant funding from the National Institute of Allergy and Infectious Diseases, or NIAID, and BARDA for the following development programs:

Development Programs	Funding Source	Award Date	Performance Period
Recombinant botulinum vaccine	NIAID	6/2008	6/2008 — 5/2012
NuThrax	NIAID	7/2008	7/2008 — 6/2013
Thravixa	NIAID/BARDA	9/2008	9/2008 — 8/2012
NuThrax	NIAID/BARDA	9/2008	9/2008 — 7/2012
Double mutant recombinant protective antigen anthrax vaccine	NIAID	9/2009	9/2009 — 8/2012
Large-scale manufacturing for BioThrax	BARDA	7/2010	7/2010 — 7/2015
NuThrax	NIAID	7/2010	8/2010 — 8/2014
PreviThrax	BARDA	9/2010	9/2010 — 9/2015
Tuberculosis vaccine	NIAID	3/2012	3/2012 — 2/2017

Our revenue, operating results and profitability have varied, and we expect that they will continue to vary on a quarterly basis, primarily due to the timing of delivery of doses of BioThrax to our customers and work done under new and existing contracts and grants, including collaborative relationships.

Cost of Product Sales

The primary expense that we incur to deliver BioThrax to our customers is manufacturing cost, which consists primarily of fixed costs. These fixed manufacturing costs consist of facilities, utilities and personnel-related expenses for indirect manufacturing support staff. Variable manufacturing costs for BioThrax consist primarily of costs for materials, direct labor and contract filling operations.

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

We believe that significant investment in product development is a competitive necessity and plan to continue these investments in order to be in a position to realize the potential of our product candidates. We expect that spending for our product pipeline will increase as our product development activities continue based on ongoing advancement of our product candidates, and as we prepare for regulatory submissions and other regulatory activities. We expect that the magnitude of any increase in our research and development spending will be dependent upon such factors as the results from our ongoing preclinical studies and clinical trials, participation of current or potential future third-party collaborators, number of product candidates under development, the size, structure and duration of any follow-on clinical programs that we may initiate, costs associated with manufacturing our product candidates on a large-scale basis for later-stage clinical trials, and our ability to use or rely on data generated by government agencies, such as studies involving BioThrax conducted by the CDC.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of salaries and other related costs for personnel serving the executive, sales and marketing, business development, finance, accounting, information technology, legal and human resource functions. Other costs include facility costs not otherwise included in cost of product sales or research and development expense and professional fees for legal and accounting services. We currently market and sell BioThrax directly to the U.S. government with a small, targeted marketing and sales group. As we seek to broaden the market for BioThrax, and if we receive marketing approval for additional products, we expect that we will increase our spending for marketing and sales activities.

In-process Research and Development and Goodwill

In mid-March 2012, Pfizer Inc., or Pfizer, informed us of its intent to cease development of one of its two development programs with respect to an SBI-087 product candidate. In April 2012, Pfizer informed us of its intent to cease development of the second program, and that it intended to terminate its development and commercialization agreement with us. We considered these communications a potential indicator of impairment of the related SBI-087 IPR&D asset, and as a result we have assessed the fair value of this asset. As part of this assessment, we considered the impact of Pfizer’s decision, along with our current intentions not to pursue further development of this asset. As a result of this impairment analysis, we recorded an impairment charge of $9.6 million, which represents the entire carrying value of the SBI-087 IPR&D asset as of March 31, 2012.

As a result of the impairment of the SBI-087 IPR&D asset, we also performed an interim impairment analysis of goodwill as of March 31, 2012. Based on the interim impairment assessment, the estimated fair value of the reporting unit was in excess of carrying value, and therefore no impairment of goodwill was recorded.

Results of Operations

Quarter Ended March 31, 2012 Compared to Quarter Ended March 31, 2011

Revenues

Product sales revenues increased by $28.8 million to $34.4 million for the three months ended March 31, 2012 from $5.6 million for the three months ended March 31, 2011. This increase in product sales revenues was due to a 636% increase in the number of doses of BioThrax delivered. This increase in the number of doses delivered was due to the use of production lots in the qualification of a second fill-finish contract manufacturer and the redeployment of our potency testing capacity from BioThrax release testing to qualification of replacement reference standards and other development testing during the first quarter of 2011. Product sales revenues during the three months ended March 31, 2012 consisted of BioThrax sales to the CDC of $34.3 million and aggregate international and other sales of $89,000.  Product sales revenues for the three months ended March 31, 2011 consisted of BioThrax sales to the CDC of $5.0 million and aggregate international and other sales of $565,000.

Contracts and grants revenues increased by $3.0 million, or 23%, to $16.0 million for the three months ended March 31, 2012 from $12.9 million for the three months ended March 31, 2011. The increase in contracts and grants revenues was primarily due to increased activity and associated revenue from our development contracts with BARDA for large-scale manufacturing of BioThrax and PreviThrax. Contracts and grants revenues during the three months ended March 31, 2012 consisted of $14.3 million in development contract and grant revenue from BARDA and NIAID and $1.7 million from Abbott and Pfizer. Contracts and grants revenues for the three months ended March 31, 2011 consisted of $9.9 million in development contract and grant revenue from BARDA and NIAID and $3.0 million from Abbott and Pfizer.

Cost of Product Sales

Cost of product sales increased by $6.4 million to $7.5 million for the three months ended March 31, 2012 from $1.1 million for the three months ended March 31, 2011. This increase was substantially attributable to the 636% increase in the number of BioThrax doses sold.

Research and Development Expenses

Research and development expenses decreased by $8.5 million, or 24%, to $26.2 million for the three months ended March 31, 2012 from $34.8 million for the three months ended March 31, 2011.  This decrease primarily reflects lower contract service expenses, and includes decreased expenses of $9.6 million for product candidates and technology platform development activities that are categorized in the Biosciences segment, increased expenses of $474,000 for product candidates that are categorized in the Biodefense segment, and increased expenses of $595,000 in other research and development, which are in support of central research and development activities. During the three months ended March 31, 2012 and 2011, we incurred research and development expenses net of development contract and grant revenues along with the net loss attributable to noncontrolling interests of $9.1 million and $20.0 million, respectively.

The increase in spending on Biodefense product candidates, detailed in the table below, was primarily attributable to the timing of development efforts on various programs as we completed various studies and prepared for subsequent studies and trials. The decrease in spending for NuThrax was primarily due to the timing of clinical trial activities. The increase in spending for our large-scale manufacturing for BioThrax program was primarily due to non-clinical studies and preparation for the manufacturing of consistency lots. The spending for BioThrax related programs was related to clinical and non-clinical studies to support applications for marketing approval of these programs. The increase in spending for PreviThrax was primarily due to optimization and stability studies. The decrease in spending for Anthrivig was primarily due to the substantial completion of clinical trial activities. The decrease in spending for Thravixa was primarily due to timing of clinical trial activities. The decrease in spending for our other biodefense activities was primarily due to decreased spending associated with our double mutant recombinant protective antigen anthrax vaccine in light of reduced funding by the U.S. government for this product candidate. As such, we expect that spending for our double mutant recombinant protective antigen anthrax vaccine will be minimal in the future.

The decrease in spending on Biosciences product candidates, detailed in the table below, was primarily attributable to the timing of development efforts and the acquisition of certain Biosciences product candidates. The decrease in spending for our tuberculosis vaccine product candidate is related to the timing of costs incurred for the continued conduct of a Phase IIb clinical trial along with process development and manufacturing activities. The decrease in spending for our TRU-016 product candidate is primarily due to the timing of clinical manufacturing and clinical trial activities. The decrease in spending for our ES301 product candidate is primarily due to the timing of non-clinical activities. The spending for our zanolimumab product candidate was primarily for process and clinical development related to our May 2011 acquisition of certain assets of TenX BioPharma, Inc. The decrease in spending for our influenza vaccine product candidate is primarily due to the timing of process and analytical development. The decrease in spending for our X1 product candidate is primarily related to reduced non-clinical activities.  We have significantly reduced ongoing spending with regard to X1 and we expect that future spending will be further reduced. The decrease in spending for Typhella was primarily due to the substantial completion of manufacturing and clinical studies.  The decrease in spending for our other Biosciences activities was primarily due to a reduction of the contingent value right obligations associated with our agreement with Pfizer, partially offset by increased spending associated with development of platform technologies along with preclinical product candidates as a result of our acquisition of Trubion Pharmaceuticals, Inc., or Trubion.

The spending for other research and development activities was primarily due to central research and development activities not attributable to product candidates.

Our principal research and development expenses for the three months ended March 31, 2012 and 2011 are shown in the following table:

	Three Months ended
	March 31,
(in thousands)	2012	2011
Biodefense:
NuThrax	$2,606	$3,699
Large-scale manufacturing for BioThrax	4,697	3,246
BioThrax related programs	2,464	1,710
PreviThrax	4,503	3,115
Anthrivig	103	635
Thravixa	533	1,308
Other Biodefense	261	980
Total Biodefense	15,167	14,693
Biosciences:
Tuberculosis vaccine	3,231	5,904
TRU-016	2,782	5,025
ES301 (formerly DRACO)	1,053	1,961
Zanolimumab	592	-
X1	65	907
Influenza vaccine	101	824
Typhella	133	840
Other Biosciences	1,269	3,347
Total Biosciences	9,226	18,808
Other	1,853	1,258
Total	$26,246	$34,759

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $1.3 million, or 7%, to $19.5 million for the three months ended March 31, 2012 from $18.2 million for the three months ended March 31, 2011. This increase is primarily due to legal and other professional services to support business initiatives. The majority of the expense is attributable to the Biodefense segment, in which selling, general and administrative expenses increased by $453,000, or 3%, to $14.5 million for the three months ended March 31, 2012 from $14.0 million for the three months ended March 31, 2011. Selling, general and administrative expenses related to our Biosciences segment increased by $827,000, or 20%, to $5.0 million for the three months ended March 31, 2012 from $4.2 million during the three months ended March 31, 2011.

Impairment of in-process research and development

Impairment of in-process research and development was $9.6 million for the three months ended March 31, 2012. There was no impairment for the three months ended March 31, 2011. The impairment charge resulted from the full impairment of our SBI-087 in-process research and development asset.

Total Other Income (Expense)

Total net other income increased by $842,000 to $876,000 for the three months ended March 31, 2012 from $34,000 for the three months ended March 31, 2011. The net increase was due primarily to a business interruption insurance recovery related to a power outage at our Lansing, Michigan facility.

Income Taxes

Benefit from income taxes decreased by $8.7 million, or 70%, to $3.6 million for the three months ended March 31, 2012 from $12.3 million for the three months ended March 31, 2011. The decrease in the benefit from income taxes is due to the $23.2 million decrease in our loss before benefit from income taxes and the loss attributable to noncontrolling interests.

Net Loss Attributable to Noncontrolling Interest

Net loss attributable to noncontrolling interest decreased by $583,000, or 33%, to $1.2 million for the three months ended March 31, 2012 from $1.8 million for the three months ended March 31, 2011. The decrease resulted primarily from the timing of clinical and development activities and related expenses incurred by our joint ventures. These amounts represent the portion of the losses incurred by the joint ventures for the three months ended March 31, 2012 and 2011, respectively, that is attributable to our joint venture partners.

Liquidity and Capital Resources

     Sources of Liquidity

We have funded our cash requirements from inception through March 31, 2012 principally with a combination of revenues from BioThrax product sales, debt financings and facilities leases, development funding from government entities and non-government and philanthropic organizations and collaborative partners, the net proceeds from our initial public offering and from the sale of our common stock upon exercise of stock options. We have operated profitably for each of the five years ended December 31, 2011.

As of March 31, 2012, we had cash and cash equivalents of $150.4 million. Additionally, at March 31, 2012, our accounts receivable balance was $43.7 million.

Cash Flows

The following table provides information regarding our cash flows for the three months ended March 31, 2012 and 2011:

	Three Months ended March 31,
(in thousands)	2012	2011
Net cash provided by (used in):
Operating activities(1)	$15,852	$(22,748)
Investing activities	(8,598)	(12,741)
Financing activities	(730)	3,395
Total net cash provided by (used in)	$6,524	$(32,094)

(1)	Includes the effect of exchange rates on cash and cash equivalents.

Net cash provided by operating activities of $15.9 million for the three months ended March 31, 2012 was principally due to a decrease in accounts receivable of $30.5 million due to the timing of collection of amounts billed to the CDC, non-cash charges of $9.6 million for the impairment of in-process research and development, $2.7 million for stock-based compensation, $2.4 million for depreciation and amortization, and $1.2 million for development expenses primarily from our joint ventures, partially offset by our net loss of $6.8 million, a decrease in accrued compensation of $10.9 million associated with the payment of 2011 bonuses, a net decrease of income taxes of $4.2 million related to timing differences and a $3.0 million decrease in the fair value of contingent value right, or CVR, obligations related to our agreement with Pfizer.

Net cash used in operating activities of $22.7 million for the three months ended March 31, 2011 was principally due to our net loss of $21.4 million, a $9.4 million increase in inventory related to the timing of BioThrax shipments, a net decrease in income taxes of $12.4 million related to timing differences, a decrease in accrued compensation of $10.3 million primarily due to the payment of  2010 bonuses, partially offset by a decrease in accounts receivable of $27.4 million due to the timing of collection of amounts billed primarily to HHS, and non-cash charges of $2.4 million for stock-based compensation, $2.2 million for depreciation and amortization, and $2.6 million for development expenses primarily from our joint venture with the University of Oxford.

Net cash used in investing activities for the three months ended March 31, 2012 was $8.6 million, primarily due to capital expenditures of $22.3 million related to the construction and related costs of our facility in Baltimore, Maryland, and infrastructure investments and other equipment, partially offset by net proceeds from the sale of our two Frederick, MD buildings of $11.8 million and the maturity of U.S. Treasury securities of $2.0 million.

Net cash used in investing activities for the three months ended March 31, 2011 was $12.7 million, primarily due to capital expenditures of $8.4 million related to the construction and related costs for our facility in Baltimore, Maryland, and infrastructure investments and other equipment, along with the purchase of U.S. Treasury securities of $4.3 million.

Net cash used in financing activities of $730,000 for the three months ended March 31, 2012 resulted primarily from $8.2 million in principal payments on indebtedness, including $7.7 million in repayment of debts related to our Frederick, MD buildings, a $1.7 million CVR payment to former Trubion stockholders and option holders and $862,000 related to excess tax benefits from the exercise of stock options, partially offset by $9.6 million in advances under our construction and equipment loans with PNC Bank related to the renovation, improvement and equipment purchases at our Baltimore facility.

Net cash provided by financing activities of $3.4 million for the three months ended March 31, 2011 resulted primarily from $4.2 million in proceeds from stock option exercises and $39,000 related to excess tax benefits from the exercise of stock options, partially offset by $842,000 in principal payments on indebtedness.

Debt Financing

As of March 31, 2012, we had $60.9 million principal amount of debt outstanding, comprised primarily of the following:

▪	$19.3 million outstanding under a term loan from HSBC Realty Credit Corporation used to finance a portion of the costs of our facility expansion in Lansing, Michigan;
▪	$4.4 million outstanding under a mortgage loan from HSBC Realty Credit Corporation used to finance a portion of the purchase price of our facility in Gaithersburg, Maryland;
▪	$30.0 million outstanding under a construction loan from PNC Bank used to fund the ongoing renovation of our Baltimore, Maryland facility; and
▪	$7.2 million outstanding under an equipment loan from PNC Bank used to fund equipment purchases at our Baltimore, Maryland facility.

In March 2012, in conjunction with the sale of our Frederick, Maryland buildings, we repaid the remaining $5.2 million and $2.5 million due under the loans from PNC Bank and the Department of Business and Economic Development of the State of Maryland that was used to finance a portion of the purchase price for our first facility at the Frederick site.

Funding Requirements

We expect to continue to fund our anticipated operating expenses, capital expenditures and debt service requirements from existing cash and cash equivalents, revenues from BioThrax product sales, collaboration funding, development contract and grant funding, and any lines of credit we may establish from time to time. There are numerous risks and uncertainties associated with BioThrax product sales and with the development and commercialization of our product candidates.  We may seek additional external financing to provide additional financial flexibility. Our future capital requirements will depend on many factors, including:

▪	the level and timing of BioThrax product sales and cost of product sales;
▪	our ability to obtain funding from government entities and non-government and philanthropic organizations for our development programs;
▪	the acquisition of and capital improvements to new facilities;
▪
      the timing of, and the costs involved in, completion of qualification and validation activities related to Building 55, our large-scale manufacturing facility in Lansing, Michigan, the build out of our facility in Baltimore, Maryland, and any capital improvements to other existing facilities;

▪	the scope, progress, results and costs of our preclinical and clinical development activities;
▪	the costs, timing and outcome of regulatory review and regulatory compliance of our product candidates;
▪	the number of, and development requirements for, other product candidates that we may pursue;
▪	the costs of commercialization activities, including product marketing, sales and distribution;
▪	the market acceptance and sales growth of any of our products and product candidates upon regulatory approval;
▪	the extent to which our growth generates increased administrative costs;
▪	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other patent-related costs, including litigation costs and the results of such litigation;
▪	the extent to which we acquire or invest in companies, businesses, products or technologies; and
▪	the effect of technological and market developments.

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

ITEM 3.                        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is currently confined to our cash and cash equivalents that have maturities of less than three months and our long-term indebtedness. We currently do not hedge interest rate exposure or foreign currency exchange exposure, and the movement of foreign currency exchange rates could have an adverse or positive impact on our results of operations. We have not used derivative financial instruments for speculation or trading purposes. Because of the short-term maturities of our cash and cash equivalents, we believe that an increase in market rates would likely not have a significant impact on the realized value of our cash and cash equivalents, but any increase in market rates would likely increase the interest expense associated with our debt.

ITEM 4.                        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2012, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, occurred during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

Not applicable.

ITEM 1A.     RISK FACTORS

Risks Related to Our Dependence on U.S. Government Contracts

We have derived substantially all of our revenue from sales of BioThrax under contracts with the U.S. government. If the U.S. government’s demand for BioThrax is reduced, our business, financial condition and operating results could be materially harmed.

We have derived and expect for the foreseeable future to continue to derive substantially all of our revenue from sales to the U.S. government of BioThrax, our FDA-approved anthrax vaccine and only marketed product. We are currently party to a contract with the Centers for Disease Control, or CDC, for the supply of 44.75 doses of BioThrax for placement into the SNS over a five year period. If the SNS priorities change, our revenues could be substantially reduced.

The procurement of doses of BioThrax by the CDC is subject to availability of funding.  Our existing contract with the CDC and prior contracts with Health and Human Services, or HHS, and the Department of Defense, or DoD, do not necessarily increase the likelihood that funding for the procurement of doses will be available. If funding to procure doses of BioThrax is not available, our business, financial condition and operating results would be materially harmed. The success of our business and our operating results for the foreseeable future are substantially dependent on the terms of our BioThrax sales to the U.S. government, including price per dose, the number of doses and the timing of deliveries.

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

Our principal customer for BioThrax is the U.S. government. We anticipate that the U.S. government will also be the principal customer for any other biodefense products that we successfully develop. Over its lifetime, a U.S. government program may be implemented through the award of many different individual contracts and subcontracts. The funding for government programs is subject to Congressional appropriations, often made on a fiscal year basis, even for programs designed to continue for several years. These appropriations can be subject to political considerations and stringent budgetary constraints. For example, sales of BioThrax supplied under our multi-year procurement contract with the CDC will be subject to available funding, mostly from annual appropriations.  Additionally, our government-funded development contracts typically give the U.S. government the right, exercisable in its sole discretion, to extend these contracts for successive option periods following a base period of performance.  The value of the services to be performed during these option periods may constitute the majority of the total value of the underlying contract.  For example, the development contract we were awarded in September 2010 for development of PreviThrax consists of a two-year base period of performance valued at approximately $51 million, three successive one-year option periods valued at approximately $126 million and funding for optional non-clinical studies valued at approximately $9 million. If levels of government expenditures and authorizations for biodefense decrease or shift to programs in areas where we do not offer products or are not developing product candidates, or if the U.S. government otherwise declines to exercise its options under our contracts with it, our business, revenues and operating results may suffer.

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

Our prior contracts for the supply of BioThrax with HHS and the DoD, as well as our current contract for the procurement of 44.75 million doses of BioThrax by the CDC, are fixed price contracts. We expect that our potential future contracts with the U.S. government for BioThrax, as well as contracts for biodefense product candidates that we successfully develop, if any, also may be fixed price contracts. Under a fixed price contract, we are required to deliver our products at a fixed price regardless of the actual costs we incur and to absorb any costs in excess of the fixed price. Estimating costs that are related to performance in accordance with contract specifications is difficult, particularly where the period of performance is over several years. Our failure to anticipate technical problems, estimate costs accurately or control costs during performance of a fixed price contract could reduce the profitability of a fixed price contract or cause a loss, which could in turn harm our operating results.

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

▪
      the business ethics and public integrity obligations, which govern conflicts of interest and the hiring of former government employees, restrict the granting of gratuities and funding of lobbying activities and incorporate other requirements such as the Anti-Kickback Act and the Foreign Corrupt Practices Act, or FCPA;

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

Although we have been profitable for each of the last five fiscal years, we have not been profitable for every quarter during that time. For example, we incurred a net loss in the first quarter of 2012. Our profitability is substantially dependent on BioThrax product sales. BioThrax product sales have fluctuated significantly in recent quarters, and we expect that they will continue to fluctuate significantly from quarter to quarter based on several factors, including the timing of our fulfillment of orders from the U.S. government. Additionally, our profitability may be adversely affected as we progress through various stages of ongoing or planned clinical trials for our product candidates. We may not be able to achieve consistent profitability on a quarterly basis or sustain or increase profitability on an annual basis.

Our indebtedness may limit cash flow available to invest in the ongoing needs of our business.

As of March 31, 2012, we had $60.9 million principal amount of debt outstanding. We may seek to raise substantial external debt financing to provide additional financial flexibility. The assumption of debt could have significant adverse consequences, including:

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

As of March 31, 2012, we had $194.1 million of cash, cash equivalents and accounts receivable. Our future capital requirements will depend on many factors, including:

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

Constructing, preparing and maintaining a facility for manufacturing purposes is a significant project. For example, the process for qualifying and validating Building 55 for FDA approval of the large-scale manufacture of BioThrax has been costly and time consuming, may result in unanticipated delays and may cost more than expected due to a number of factors, including regulatory requirements. The costs and time required to comply with current good manufacturing practices, or cGMP, regulations or similar regulatory requirements for sales of our products outside the U.S. may be significant. We may also need to hire and train significant numbers of employees to staff our facility.  Start-up costs can be large and scale-up entails significant risks related to process development and manufacturing yields.  If our qualification, validation and licensure activities are delayed, we may limit our opportunities for growth and may be in breach of the obligations included in our government funded development contracts. Costs associated with constructing, qualifying, validating and licensing manufacturing facilities could require us to raise additional funds from external sources, and we may not be able to do so on favorable terms or at all.

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

Additionally, potency testing of each lot of BioThrax is performed against a qualified reference lot that we maintain. We continually monitor the status of our reference lot and periodically produce and qualify a new reference lot to replace the existing reference lot.  For example, we prepared and qualified a new reference lot during 2011 to replace our prior, qualified reference lot. If we are not able to satisfy the FDA’s requirements for release of BioThrax, our ability to sell BioThrax would be impaired until such time as we become able to meet such requirements, which would significantly impact our revenues, require us to utilize our cash balances to help fund our ongoing operations and otherwise harm our business.

Under our current contract with the CDC, we have the option to perform shipping services at no cost to the U.S. government. If we perform these shipping services, we are contractually required to ship BioThrax at a prescribed temperature range, and variations from that temperature range could result in loss product and could adversely affect our profitability. Delays, lot failures, shipping deviations, spoilage or other loss during shipping could cause us to fail to satisfy customer orders or contractual commitments, lead to a termination of one or more of our contracts, lead to delays in our clinical trials or result in litigation or regulatory action against us, any of which could be costly to us and otherwise harm our business.

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

The factors listed above including but not limited to, equipment malfunctions or failures, technology malfunctions, cyber attacks, protests and natural disasters could also cause disruption of, damage to or destruction of our other locations, including our research and product development facilities and our additional manufacturing facility currently under development in Baltimore, Maryland.  Any such disruption, damage, or destruction could result in losses and delays, including delay in performance of our contractual obligations or delay in our clinical trials, any of which could be costly to us and otherwise harm our business.

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

We are also subject to a variety of environmental laws in Michigan, including those regarding underground storage tanks. One such tank on our Lansing, Michigan campus has leaked in the past. The State of Michigan removed the tank, continues to monitor the situation and has agreed to indemnify us for any resulting liabilities. In the event that the State of Michigan does not indemnify us, or if our insurance does not cover the exposure of any remediation that may be necessary, we may be required to spend significant amounts on remediation efforts. In addition to complying with environmental and occupational health and safety laws, we must comply with special regulations relating to biosafety administered by the CDC, HHS, U.S. Department of Agriculture and the DoD.

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

Under the Project BioShield Act of 2004, or Project BioShield, the Secretary of HHS, or the Secretary, can contract to purchase countermeasures for the SNS prior to FDA approval of the countermeasure in specified circumstances. Project BioShield also allows the Secretary to authorize the emergency use of medical products that have not yet been approved by the FDA. However, our biodefense product candidates might not be selected by the Secretary under this authority. Moreover, this authority could result in increased competition for our products and product candidates.

If our drug discovery and development programs do not progress as anticipated, our revenue and stock price could be negatively impacted.

We estimate the timing of a variety of preclinical, clinical, regulatory and other milestones for planning purposes, including when a drug candidate is expected to enter clinical trials, when a clinical trial will be completed, when and if additional clinical trials will commence, or when an application for regulatory approval will be filed. We base our estimates on facts that are currently known to us and on a variety of assumptions that may prove not to be correct for a variety of reasons, many of which are beyond our control. For example, delays in the development of drugs by us or our collaborators may be caused by many factors, including regulatory or patent issues, negative or inconclusive interim or final results of ongoing clinical trials, scheduling conflicts with participating clinics and the rate of patient enrollment in clinical trials and the development priorities of our collaborators. In addition, in preparing these estimates we rely on the timeliness and accuracy of information and estimates reported or provided to us by our collaborators concerning the timing, progress and results of clinical trials or other development activities they conduct under our collaborations with them. If we or our collaborators do not achieve milestones when anticipated, we may not achieve our planned revenue or we may be forced to record an impairment charge to our intangible assets and our stock price could decline. In addition, any delays in obtaining approvals to market and sell drugs may result in the loss of competitive advantages in being on the market sooner than, or in advance of, competing products, which may reduce the value of these products and the potential revenue we receive from the eventual sale of these products, either directly or under agreements with our partners.

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

Our ability to meet any future potential increased demand for sales of BioThrax to customers other than the U.S. government also depends on our available production capacity. We use substantially all of our current production capacity at our FDA-approved manufacturing facility in Lansing, Michigan to manufacture BioThrax for current sales to the U.S. government. Although, we have constructed Building 55, a large-scale manufacturing facility at our Lansing campus that is available for large-scale production of BioThrax, use of Building 55 for large-scale production remains subject to final qualification and validation activities.

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

For example, the FCPA prohibits any U.S. individual or business from paying, offering or authorizing payment or offering anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of a foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed on the United States securities exchanges to comply with certain accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations.

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

The failure to comply with laws governing international business practices may result in substantial penalties, including suspension or debarment from government contracting. Violation of the FCPA can result in significant civil and criminal penalties. Indictment alone under the FCPA can lead to suspension of the right to do business with the U.S. government until the pending claims are resolved. Conviction of a violation of the FCPA can result in long-term disqualification as a government contractor. The termination of a government contract or relationship as a result of our failure to satisfy any of our obligations under laws governing international business practices would have a negative impact on our operations and harm our reputation and ability to procure government contracts. The SEC may also suspend or bar issuers from listing their securities on United States securities exchanges for violations of the FCPA’s accounting provisions.

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

The U.S. government could conduct clinical trials involving BioThrax in populations or in a manner that may attract negative public attention or otherwise have a detrimental effect on the market’s acceptance of BioThrax.

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

Although BioThrax is the only anthrax vaccine approved by the FDA for the prevention of anthrax infection, the U.S. government is funding the development of new products that could compete with BioThrax and could eventually procure those new products in addition to, or instead of, BioThrax, potentially reducing our BioThrax revenues. For example, HHS awarded a development and SNS procurement contract to a competitor for an anthrax immune globulin therapeutic and has assisted this company in its production efforts by providing it with BioThrax doses that we delivered for placement into the SNS so that the competitor could immunize donors and obtain plasma for the competitor’s product candidate. HHS awarded another development and SNS procurement contract to another competitor for an anthrax monoclonal antibody as a post-exposure therapeutic for anthrax infection.

We believe that our most significant competitors in the area of biodefense and commercial vaccines are a number of pharmaceutical companies that have vaccine programs, including Merck & Co., GlaxoSmithKline, Sanofi Pasteur, Pfizer and Novartis, as well as smaller more focused companies engaged in vaccine and immune therapeutics development, such as Human Genome Sciences, Soligenix, Dynport Vaccine Company, Elusys, Bavarian Nordic and PharmAthene.  With respect to our tuberculosis vaccine product candidate specifically, the Aeras Global Tuberculosis Vaccine Foundation is developing or supporting the development of five tuberculosis vaccine product candidates in addition to ours, any of which could present competitive risks.

With respect to protein therapeutics developed to target oncology and AIID indications, our competitors include Amgen, Pfizer, Takeda, Centocor Ortho Biotech, Merck, Mitsubishi Tanabe, Abbott, Eisai, Celgene, Bristol-Myers Squibb, UCB, Otsuka, Roche, Chugai, Genentech, Biogen Idec, Spectrum Pharmaceuticals, Inc., Bayer Schering AG, GSK, Genzyme, Cephalon Oncology, Genmab, Allos Therapeutics, AstraZeneca, Boehringer Ingleheim and ImmunoGen, Inc.

If approved for the treatment of chronic lymphocytic leukemia, or CLL, non-hodgkins lymphoma, or NHL, or other B-cell malignancies, we anticipate that our product candidates would compete with other B-cell depleting therapies and related therapeutics.  Non-CD37-directed therapeutics marketed for the treatment of NHL or CLL, or both, include Rituxan ® (Genentech), Zevalin ® (Spectrum Pharmaceuticals, Inc. and Bayer Schering AG), Bexxar ® (GlaxoSmithKline), Campath ® (Genzyme and Bayer Schering AG), Treanda ® (Cephalon Oncology) and Arzerra ® (GlaxoSmithKline and Genmab). In addition, Boehringer Ingelheim and ImmunoGen, Inc. are both developing antibody therapies directed to CD37.

If approved for the treatment of cutaneous T-cell lymphoma, or CTCL, peripheral T-cell lymphoma, or PTCL, or other T-cell lymphomas, we anticipate that our product candidates would compete with other T-cell therapies and related therapeutics.  Therapeutics marketed for the treatment of CTCL or PTCL include Ontak and Targretin (Eisai), Istodax ® (Celgene), Zolinza ® (Merck), Folotyn ® (Allos Therapeutics) and Campath® (Bayer Schering AG). In addition, GlaxoSmithKline, Roche, Bristol-Myers Squibb, AstraZeneca and Spectrum Pharmaceuticals are developing therapies directed to CTCL or PTCL.

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

Our success depends on our continued ability to attract, retain and motivate highly qualified managerial and key scientific and technical personnel. We consider Fuad El-Hibri, executive chairman of our Board of Directors and our former chief executive officer, and Daniel J. Abdun-Nabi, a member of our Board of Directors and our president and chief executive officer, to be key to our BioThrax operations and our efforts to develop and commercialize our product candidates. Mr. Abdun-Nabi succeeded Mr. El-Hibri as our chief executive officer on April 1, 2012.  Mr. El-Hibri continues to serve as executive chairman of the Board of Directors. Both of these key employees are at will employees and can terminate their employment at any time. We do not maintain “key person” insurance on any of our employees.

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

Since our inception we have pursued a strategy of growing our business through licensing and acquisition. We commenced operations in September 1998 through an acquisition of rights to BioThrax, vaccine manufacturing facilities at a multi-building campus on approximately 12.5 acres in Lansing, Michigan and vaccine development and production know-how, all from the Michigan Biologic Products Institute. We acquired vaccine and therapeutic product candidates through our acquisition of Microscience Limited in 2005, our acquisition of substantially all of the assets of ViVacs GmbH in 2006, our acquisition of Trubion Pharmaceuticals, Inc. in October 2010 and our acquisition of certain assets of Vaxgen, Inc. in 2008, Avanir Pharmaceuticals, Inc. in 2008 and TenX BioPharma, Inc. in May 2011. We have been unsuccessful in our efforts to develop and commercialize many of the product candidates acquired by these acquisitions.

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

We intend to use the animal rule in pursuit of FDA approval of Anthrivig, PreviThrax, Thravixa, NuThrax and BioThrax as a post-exposure prophylaxis, or PEP. We cannot guarantee that the FDA will permit us to proceed with licensure of any of our BioThrax related programs or our other product candidates under the animal rule. Even if we are able to proceed pursuant to the animal rule, the FDA may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies, refuse to approve our products, or place restrictions on our ability to commercialize those products.

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

The FDA conducted six routine, biannual inspections of our Lansing facilities with the most recent being in August 2011. Following each of these inspections, the FDA issued inspectional observations on Form FDA 483, some of which were significant. We responded to the FDA regarding the inspectional observations relating to each inspection and, where necessary, implemented corrective action. All observations from inspections prior to 2011 have been successfully closed out.  We have implemented corrective action where necessary in response to the FDA observations during the August 2011 inspection and we anticipate that all observations from the 2011 inspection will also be successfully closed out.  If in connection with any future inspection the FDA finds that we are not in substantial compliance with cGMP requirements, or if the FDA is not satisfied with the corrective actions we take in connection with any such inspection, the FDA may undertake enforcement action against us.

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

If our competitors are able to obtain orphan drug exclusivity for any products that are competitive with our products or if we fail to maintain orphan drug status for our product candidates we may be precluded from selling or obtaining approval of our competing products by the applicable regulatory authorities for a significant period of time.

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

The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval, or may include different or additional risks. We may not obtain foreign regulatory approvals on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or jurisdictions or by the FDA. However, a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in another jurisdiction, including approval by the FDA.  For example, a provision of the European Pharmacopoeia may prevent use of our preferred cell line for the manufacture of our Tuberculosis vaccine product candidate in the European Union unless such provision can be interpreted in a manner consistent with our product candidate’s manufacturing process, despite the fact that the FDA had provided recent guidance to the contrary. We are continuing to work with the United Kingdom Medicines and Healthcare products Regulatory Agency and outside advisors to clarify the provision but we cannot be certain that our efforts will be successful, which could preclude our ability to commercialize this product candidate in the European Union.  We and our collaborators may not be able to obtain regulatory approvals to commercialize our products in any market.  The failure to obtain regulatory approval in foreign jurisdictions could materially harm our business.

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

Any collaboration that we enter into may not be successful and the success of our collaboration arrangements will depend heavily on the efforts and activities of our collaborators. It is likely that our collaborators will have significant discretion in determining the efforts and resources that they will apply to these collaborations.

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

In addition, our systems are potentially vulnerable to data security breaches—whether by employees or others—which may expose sensitive data to unauthorized persons. Such data security breaches could lead to the loss of trade secrets or other intellectual property, or could lead to the public exposure of personal information, including sensitive personal information, of our employees, clinical trial patients, customers, and others.

Such disruptions and breaches of security could have a material and adverse effect on our business, prospects, operating results, and financial condition.

Risks Related to Our Common Stock

Fuad El-Hibri, executive chairman of our Board of Directors, has significant influence over us, including through his ability to control the election of the members of our Board of Directors, and could delay or prevent a change of control.

Mr. El-Hibri has the ability to control the election of the members of our Board of Directors through his ownership interests in our significant stockholders. As of April 30, 2012, Mr. El-Hibri was the beneficial owner of approximately 28% of our outstanding common stock. Because Mr. El-Hibri has significant influence over the election of the members of our board, and because of his substantial control of our capital stock, Mr. El-Hibri will likely have the ability to delay or prevent a change of control of us that may be favored by other directors or stockholders and otherwise exercise substantial control over all corporate actions requiring board or stockholder approval, including any amendment of our certificate of incorporation or by-laws. The control by Mr. El-Hibri may prevent other stockholders from influencing significant corporate decisions and may result in conflicts of interest that could cause our stock price to decline.

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

Our stock price has been, and is likely to continue to be, volatile. From November 15, 2006, when our common stock first began trading on the New York Stock Exchange, through April 30, 2012, our common stock has traded as high as $27.00 per share and as low as $4.40 per share. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price of our common stock may be influenced by many factors, including:

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales or the perception in the market that the holders of a large number of shares intend to sell shares could reduce the market price of our common stock.  Moreover, holders of an aggregate of approximately 8.8 million shares of our common stock outstanding as of April 30, 2012 have the right to require us to register these shares of common stock under specified circumstances.

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

Not applicable.

Use of Proceeds

Not applicable.

Purchases of Equity Securities

Not applicable.

ITEM 3.                        DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.                        MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.                        OTHER INFORMATION

Amendment to Consulting Agreement with Robert Kramer

On May 3, 2012, we entered into an amendment, or Amendment, to a consulting agreement, or Consulting Agreement, that we entered into on September 6, 2011 with Robert G. Kramer.  Under the Consulting Agreement, Mr. Kramer has provided us with services as interim executive vice president, corporate services division since January 1, 2012, and as interim executive vice president and president, biosciences division from September 2011 to December 2011.  Under the terms of the Consulting Agreement, we agreed to pay Mr. Kramer $37,500 per month for his services, to reimburse Mr. Kramer for reasonable out-of-pocket expenses, and to consider Mr. Kramer for a grant of up to 20,000 restricted stock units after approximately one year of service, to be granted in the sole discretion of the compensation committee of our Board of Directors.  The Consulting Agreement expires on December 5, 2012.  The Amendment, which is dated effective January 1, 2012, sets forth specific goals to be met by Mr. Kramer in 2012 and does not modify or amend any other provisions of the Consulting Agreement.

       The foregoing is only a brief description of the terms of the Consulting Agreement and Amendment, does not purport to be complete and is qualified in its entirety by reference to the Consulting Agreement and Amendment filed as Exhibit 10.5 and Exhibit 10.6 to this quarterly report on Form 10-Q.

Pfizer Agreement

Although we have not yet received a notice of termination, Pfizer has notified us of its intent to terminate its license agreement with us for the development and commercialization of therapeutics that bind to CD20, including SBI-087.  In a recently completed Phase 2 study in rheumatoid arthritis, SBI-087 met the primary endpoint for efficacy and was generally well-tolerated.  However, Pfizer has informed us that SBI-087 did not meet other criteria for advancement defined by Pfizer.

Under the Pfizer agreement, Pfizer holds an exclusive license to develop and commercialize SMIP therapeutics that bind to CD20.  Pfizer’s financial obligations to us include milestone payments of up to $250.5 million and royalty payments on net sales.  These provisions would terminate when the Pfizer agreement terminates.  The Pfizer agreement also provides for us to receive low single digit royalty payments from Pfizer on net sales of certain Pfizer biosimilar products directed to CD20, subject to satisfaction of specified conditions.  This provision would remain in effect following the Pfizer agreement’s effective date of termination.

If the agreement is terminated as we anticipate, the licensed technology would revert to us.  However, this technology may be insufficient to enable full commercialization of SBI-087.  We do not currently plan to pursue further development of SBI-087 on our own or with a partner and no longer consider the Pfizer agreement to be material to our business.

The foregoing is only a brief description of the terms of the Pfizer agreement, does not purport to be complete and is qualified in its entirety by reference to the agreement that was filed as Exhibit 10.11 to the Form S-1 filed by us with the SEC on October 5, 2006, and the amendments dated November 30, 2006, April 14, 2010 and May 26, 2011, filed as Exhibit 10.12 to the Form 10-K filed by us for the year ended December 31, 2006, Exhibit 10.1 to the Form 10-Q filed by us for the quarter ended June 30, 2010 and Exhibit 10.2 to the Form 10-Q filed by us for the quarter ended June 30, 2011, respectively.

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

EMERGENT BIOSOLUTIONS INC.

By: /s/  Daniel Abdun-Nabi
Daniel Abdun-Nabi
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 4, 2012

By: /s/  R. Don Elsey
R. Don Elsey
Sr. Vice President Finance, Chief Financial
Officer and Treasurer
(Principal Financial and Accounting Officer)

Date: May 4, 2012

EXHIBIT INDEX

Exhibit Number	Description
10.1
Employment Agreement, effective January 1, 2012, between Emergent Product Development UK Ltd and Dr. Steven Chatfield (incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on March 9, 2012)

10.2
Modification No. 14 to Contract No. HHS0100200700037C, effective January 3, 2012, between Emergent BioDefense Operations Lansing LLC, formerly known as Emergent BioDefense Operations Lansing Inc., and the Department of Health and Human Services (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on March 9, 2012)

10.3
Third Amendment to Lease Agreement, dated effective February 27, 2012, between Brandywine Research LLC and the Registrant (incorporated by reference to Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on March 9, 2012)

10.4#†	Solicitation, Offer and Award, dated effective September 30, 2011, from the Centers for Disease Control and Prevention to Emergent BioDefense Operations Lansing LLC
10.5#†	Consulting Agreement, dated effective September 6, 2011, between Emergent BioSolutions Inc. and Robert Kramer
10.6#†	Amendment to Consulting Agreement, dated effective January 1, 2012, between Emergent BioSolutions Inc. and Robert Kramer
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101. INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linksbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language):

(i)
Condensed Consolidated Statements of Income for the three months ended March 31, 2012 and March 31, 2011, (ii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and 2011 (iii) Condensed Consolidated Balance Sheets at March 31, 2012 and December 31, 2011, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011 and (v) Notes to Consolidated Financial Statements.

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