Form 10-Q
period 2012-06-30
Emergent BioSolutions Inc.
filed 2012-08-03
CIK 1367644

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

(301) 795-1800
(Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer                              ☑ Accelerated filer  ☐ Non-accelerated filer  ☐ Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes      ☑ No

As of July 31, 2012, the registrant had 36,203,917 shares of common stock outstanding.

Emergent BioSolutions Inc.

BioThrax® and any and all Emergent BioSolutions Inc. brand, product, service and feature names, logos and slogans are trademarks or registered trademarks of Emergent BioSolutions Inc. or its subsidiaries in the United States or other countries.  All rights reserved.  All other brand, product, service and feature names or trademarks are the property of their respective owners.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q and the documents incorporated by reference herein contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended, that involve substantial risks and uncertainties. All statements, other than statements of historical fact, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management, are forward-looking statements. The words "anticipate," "believe," "estimate," "expect," "intend," "may," "plan," "predict," "project," "will," "would" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

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

▪
our ability to perform under our contract with the U.S. government to establish a Center for Innovation in Advanced Development and Manufacturing to facilitate advanced development of certain chemical, biological, radiological and nuclear medical countermeasures;

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

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in this cautionary statement and elsewhere in this quarterly report, particularly in the "Risk Factors" section in Item 1A of this quarterly report, that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

You should read this quarterly report, including the documents that we have incorporated by reference herein or filed as exhibits hereto, completely and with the understanding that our actual future results may be materially different from what we expect. Any forward-looking statement speaks only as of the date on which such statement is made, and, except as required by law, we do not undertake to update any forward-looking statement to reflect new information, events or circumstances.

PART I. FINANCIAL INFORMATION

ITEM 1.               FINANCIAL STATEMENTS

Emergent BioSolutions Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share and per share data)

	June 30,	December 31,
	2012	2011
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$161,843	$143,901
Investments	-	1,966
Accounts receivable	46,815	74,153
Inventories	16,008	14,661
Deferred tax assets, net	638	1,735
Income tax receivable, net	10,422	9,506
Restricted cash	-	220
Prepaid expenses and other current assets	7,489	8,276
Total current assets	243,215	254,418

Property, plant and equipment, net	224,894	208,973
In-process research and development	41,800	51,400
Goodwill	5,502	5,502
Assets held for sale	-	11,765
Deferred tax assets, net	11,016	13,999
Other assets	713	807

Total assets	$527,140	$546,864

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$23,301	$40,530
Accrued expenses and other current liabilities	1,623	1,170
Accrued compensation	13,980	20,884
Contingent value rights, current portion	-	1,748
Long-term indebtedness, current portion	4,057	5,360
Deferred revenue	1,504	1,362
Total current liabilities	44,465	71,054

Contingent value rights, net of current portion	-	3,005
Long-term indebtedness, net of current portion	58,140	54,094
Other liabilities	2,013	1,984
Total liabilities	104,618	130,137

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.001 par value; 15,000,000 shares authorized, 0 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized, 36,203,917 and 36,002,698 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	36	36
Additional paid-in capital	225,231	220,654
Accumulated other comprehensive loss	(3,249)	(3,313)
Retained earnings	197,670	196,869
Total Emergent BioSolutions Inc. stockholders' equity	419,688	414,246
Noncontrolling interest in subsidiaries	2,834	2,481
Total stockholders' equity	422,522	416,727
Total liabilities and stockholders' equity	$527,140	$546,864

The accompanying notes are an integral part of these consolidated financial statements.

Emergent BioSolutions Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)
Revenues:
Product sales	$53,161	$71,479	$87,518	$77,076
Contracts and grants	17,218	16,662	33,172	29,598
Total revenues	70,379	88,141	120,690	106,674

Operating expense:
Cost of product sales	13,186	16,069	20,697	17,137
Research and development	30,645	31,481	56,891	66,240
Selling, general and administrative	17,895	20,384	37,387	38,596
Impairment of in-process research and development	-	-	9,600	-
Income (loss) from operations	8,653	20,207	(3,885)	(15,299)

Other income (expense):
Interest income	29	24	54	59
Interest expense	-	(6)	(6)	(6)
Other income (expense), net	907	(39)	1,761	(40)
Total other income (expense)	936	(21)	1,809	13

Income (loss) before provision for (benefit from) income taxes	9,589	20,186	(2,076)	(15,286)
Provision for (benefit from) income taxes	4,043	7,663	403	(4,636)
Net income (loss)	5,546	12,523	(2,479)	(10,650)
Net loss attributable to noncontrolling interest	2,086	1,687	3,279	3,463
Net income (loss) attributable to Emergent BioSolutions Inc.	$7,632	$14,210	$800	$(7,187)

Income (loss) per share - basic	$0.21	$0.40	$0.02	$(0.20)
Income (loss) per share - diluted	$0.21	$0.39	$0.02	$(0.20)

Weighted-average number of shares - basic	36,182,826	35,619,514	36,114,400	35,400,906
Weighted-average number of shares - diluted	36,556,697	36,667,452	36,301,335	35,400,906

The accompanying notes are an integral part of these consolidated financial statements.

Emergent BioSolutions Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)

Net income (loss) attributable to Emergent BioSolutions Inc.	$7,632	$14,210	$800	$(7,187)
Foreign currency translations	(20)	31	64	(662)
Comprehensive income (loss)	$7,612	$14,241	$864	$(7,849)

The accompanying notes are an integral part of these consolidated financial statements.

Emergent BioSolutions Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:	(Unaudited)

Net loss	$(2,479)	$(10,650)
Adjustments to reconcile to net cash provided by (used in) operating activities:
Stock-based compensation expense	5,425	5,150
Depreciation and amortization	4,909	4,514
Deferred income taxes	4,080	3,129
Non-cash development expenses from joint ventures	3,632	3,348
Change in fair value of contingent value rights	(3,005)	1,408
Impairment of in-process research and development	9,600	-
Impairment of long-lived assets	-	193
Excess tax benefits from stock-based compensation	1,247	(1,786)
Other	(55)	43
Changes in operating assets and liabilities:
Accounts receivable	27,338	(7,937)
Inventories	(1,347)	(4,540)
Income taxes	(2,163)	(8,408)
Prepaid expenses and other assets	888	1,401
Accounts payable	(7,068)	(1,143)
Accrued expenses and other liabilities	488	3
Accrued compensation	(6,900)	(10,160)
Deferred revenue	142	(3,973)
Net cash provided by (used in) operating activities	34,732	(29,408)
Cash flows from investing activities:
Purchases of property, plant and equipment	(30,921)	(16,795)
Proceeds from sale of assets	11,765	-
Proceeds from maturity of investments	1,966	2,250
Purchase of investments	-	(5,269)
Net cash used in investing activities	(17,190)	(19,814)
Cash flows from financing activities:
Proceeds from borrowings on long-term indebtedness	11,413	-
Issuance of common stock subject to exercise of stock options	401	8,695
Excess tax benefits from stock-based compensation	(1,247)	1,786
Principal payments on long-term indebtedness	(8,670)	(8,123)
Contingent value right payment	(1,748)	-
Release of restricted cash deposit	220	-
Net cash provided by financing activities	369	2,358

Effect of exchange rate changes on cash and cash equivalents	31	(61)

Net increase (decrease) in cash and cash equivalents	17,942	(46,925)
Cash and cash equivalents at beginning of period	143,901	169,019
Cash and cash equivalents at end of period	$161,843	$122,094

The accompanying notes are an integral part of these consolidated financial statements.

EMERGENT BIOSOLUTIONS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  Basis of presentation and consolidation

The accompanying unaudited consolidated financial statements include the accounts of Emergent BioSolutions Inc. (the "Company" or "Emergent") and its wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

The unaudited consolidated financial statements included herein have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X issued by the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission.

In the opinion of the Company's management, any adjustments contained in the accompanying unaudited consolidated financial statements are of a normal recurring nature, and are necessary to present fairly the financial position of the Company as of June 30, 2012 and the results of operations, comprehensive income (loss) and cash flows for the three and six months ended June 30, 2012 and 2011. Interim results are not necessarily indicative of results that may be expected for any other interim period or for an entire year.

In June 2011, the Financial Accounting Standard Board ("FASB") issued guidance amending the presentation requirements for comprehensive income. For public entities, this guidance was effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 with early adoption permitted. Subsequently, in December 2011, the FASB deferred the effective date of the portion of the June 2011 accounting standards update requiring separate presentation of reclassifications out of accumulated other comprehensive income (loss). Upon adoption on January 1, 2012, the Company had the option to report total comprehensive income (loss), including components of net income (loss) and components of other comprehensive income (loss), as a single continuous statement or in two separate but consecutive statements. The Company elected to present comprehensive income in two separate but consecutive statements as part of the consolidated financial statements included in this Quarterly Report on Form 10-Q.

2.  Fair value measurements

The following table represents the Company's fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis:

	At June 30, 2012
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment in money market funds (1)	$55,612	$-	$-	$55,612
Total assets	$55,612	$-	$-	$55,612

	At December 31, 2011
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment in money market funds (1)	$73,005	$-	$-	$73,005
U.S. Treasury securities (2)	-	1,966	-	1,966
Total assets	$73,005	$1,966	$-	$74,971

Liabilities:
Contingent value rights	$-	$-	$4,753	$4,753
Total liabilities	$-	$-	$4,753	$4,753

(1)            Included in cash and cash equivalents in accompanying consolidated balance sheets.
(2)            Included in investments in accompanying consolidated balance sheets.

As of June 30, 2012 and 2011, the Company did not have any transfers between Level 1 and Level 2 assets or liabilities.

The fair value of the contingent value right ("CVR") obligations is based on management's assessment of certain development and collaboration milestones, which are inputs that have no observable market (Level 3).  The obligation is measured using a discounted cash flow model. For the three and six months ended June 30, 2012 and 2011, the changes in the fair value of the CVR obligations resulted from an update to the probability and estimated timing of achievement for certain development milestones along with an adjustment to the discount rates.

For the three months ended June 30, 2012, the Company recorded no adjustment to the fair value of the CVR obligations. For the six months ended June 30, 2012, the Company recorded decreases in the CVR obligations of $3.0 million due to notification from Pfizer Inc. ("Pfizer") of Pfizer's intent to cease development of programs related to the CVR milestones and a $1.7 million payment related to the Company's collaboration with Abbott Laboratories ("Abbott"). For the three and six months ended June 30, 2011, the Company recorded an increase in the fair value of the CVR obligations of $827,000 and $1.4 million, respectively. The adjustments to fair value are classified in the Company's statements of operations as research and development expense within the Company's Biosciences segment.

The following table is a reconciliation of the beginning and ending balance of the liabilities measured at fair value using significant unobservable inputs (Level 3) during the six months ended June 30, 2012 and the year ended December 31, 2011.

(in thousands)
Balance at January 1, 2011	$14,532
Expense (income) included in earnings	221
Expense (income) included in comprehensive income (loss)	-
Settlements	(10,000)
Purchases, sales, issuances and settlements	-
Transfers in/(out) of Level 3	-
Balance at December 31, 2011	$4,753
Expense (income) included in earnings	(3,005)
Expense (income) included in comprehensive income (loss)	-
Settlements	(1,748)
Purchases, sales and issuances	-
Transfers in/(out) of Level 3	-
Balance at June 30, 2012	$-

Separate disclosure is required for assets and liabilities measured at fair value on a recurring basis, as documented above, from those measured at fair value on a nonrecurring basis.  During the six months ended June 30, 2012, the Company's SBI-087 in-process research and development ("IPR&D") asset and goodwill were measured at fair value on a nonrecurring basis, as a result of the notification from Pfizer of its intent to cease development on the SBI-087 program and the Company's intent not to pursue further development of this asset.  As of June 30, 2012, the Company had no other assets or liabilities that were measured at fair value on a nonrecurring basis.

Both the carrying value and fair value of long-term indebtedness at June 30, 2012 and December 31, 2011 were $62.2 million and $59.5 million, respectively.

3.  Inventories

Inventories consist of the following:

	June 30,	December 31,
(in thousands)	2012	2011
Raw materials and supplies	$2,740	$2,313
Work-in-process	9,572	10,149
Finished goods	3,696	2,199
Total inventories	$16,008	$14,661

4.     In-process research and development and goodwill

During the six months ended June 30, 2012, Pfizer notified the Company of its intent to terminate its current development programs with respect to the Company's SBI-087 product candidate. The Company considered the notification as a potential indicator of impairment of the related SBI-087 IPR&D asset, and as a result assessed the fair value of this asset. As part of the assessment, the Company considered the impact of Pfizer's decision, along with the Company's intent not to pursue further development of this asset. As a result of the impairment analysis, the Company recorded an impairment charge of $9.6 million during the during the six months ended June 30, 2012, which represented the entire carrying value of the SBI-087 IPR&D. This charge is classified in the Company's statements of operations as impairment of in-process research and development, within the Company's Biosciences segment.

The Company determined the fair value of the SBI-087 IPR&D asset by utilizing an income approach. The Company's cash flow projections include management's estimates related to the costs to develop the acquired technology into commercially viable products, the resulting revenue from the projects, and discounting the net cash flows to present value. The revenue and cost projections were adjusted to reflect the probability of successful new drug development. Additionally, the projections considered the relevant market sizes and growth factors, expected trends in technology, and the nature and expected timing of new product introductions. The rates utilized to discount the net cash flows to their present value were commensurate with the stage of development of the SBI-087 product candidate and uncertainties in the economic estimates used in the projections described above.

As a result of the impairment of the SBI-087 IPR&D asset, the Company also performed an interim impairment analysis of the Biosciences therapeutic reporting unit, which contains all goodwill reported on the Company's consolidated balance sheets as of June 30, 2012.  Based on the interim impairment assessment, the estimated fair value of the Biosciences therapeutic reporting unit was in excess of carrying value, and therefore no impairment of goodwill was recorded.

5.  Assets held for sale

During the six months ended June 30, 2012, the Company completed the sale of two buildings in Frederick, Maryland for $12.2 million. These buildings had been classified as assets held for sale.  The Company realized proceeds equal to the carrying value, less cost to sell, of these buildings and there was no gain or loss on the sale.

6.  Long-term debt

The components of long-term indebtedness are as follows:

	June 30,	December 31,
(in thousands)	2012	2011
Construction loan dated July 2011; LIBOR plus 3%, due July 2017	$30,000	$26,095
Equipment loan dated August 2011; variable, due December 2017	8,935	1,426
Term loan dated December 2009; three month LIBOR plus 3.25%, due December 2014	18,958	19,717
Term loan dated November 2009; three month LIBOR plus 3.25%, due November 2014	4,304	4,478
Loan dated October 2004; 3.0%, repaid in March 2012	-	2,500
Term loan dated October 2004; 3.48%, repaid in March 2012	-	5,238
Total long-term indebtedness	62,197	59,454
Less current portion of long-term indebtedness	(4,057)	(5,360)
Noncurrent portion of long-term indebtedness	$58,140	$54,094

On June 28, 2012, the Company amended the financial covenants of the construction loan and the equipment loan with PNC Bank to include a revised definition of earnings before income taxes, depreciation and amortization that excludes certain non-cash charges.  As of June 30, 2012, the Company was in compliance with all debt covenenants.

On July 11, 2012, the Company amended the equipment loan with PNC to extend the drawdown period to December 15, 2012 and extend the maturity date of the loan from July 2017 to December 2017.

7.  Stockholders' equity

Preferred stock

The Company is authorized to issue up to 15,000,000 shares of preferred stock, $0.001 par value per share ("Preferred Stock"). Any Preferred Stock issued may have dividend rates, voting rights, conversion privileges, redemption characteristics, and sinking fund requirements as approved by the Company's board of directors.

Common stock

The Company currently has one class of $0.001 par value per share common stock ("Common Stock") authorized and outstanding. The Company is authorized to issue up to 100,000,000 shares of Common Stock. Holders of Common Stock are entitled to one vote for each share of Common Stock held on all matters, except as may be provided by law.

Stock options and restricted stock units

As of June 30, 2012, the Company had two stock-based employee compensation plans, the Second Amended and Restated Emergent BioSolutions Inc. 2006 Stock Incentive Plan (the "2006 Plan") and the Emergent BioSolutions Employee Stock Option Plan (the "2004 Plan") (together, the "Emergent Plans"). The Company has granted options to purchase shares of common stock under the Emergent Plans and has granted restricted stock units under the 2006 Plan. The Emergent Plans have both incentive and non-qualified stock option features. The Company no longer grants equity awards under the 2004 Plan.

On May 17, 2012, the Company's shareholders approved the 2006 Plan, which increased the number of shares of common stock available for issuance under plan awards by 2,500,000.  As of June 30, 2012, an aggregate of 11,178,826 shares of common stock were authorized for issuance under the 2006 Plan, of which a total of 3,757,296 shares of common stock remain available for future awards to be made to plan participants. As part of the May 2012 amendment, awards of restricted stock units after May 17, 2012 are counted against the maximum aggregate number of shares of common stock available for issuance under the 2006 Plan as 1.86 shares of common stock for every one restricted stock unit granted. The maximum number of shares subject to awards that may be granted per year under the 2006 Plan to a single participant is 287,700. The exercise price of each option must be not less than 100% of the fair market value of the shares underlying such option on the date of grant. Awards granted under the 2006 Plan have a contractual life of no more than 10 years. The terms and conditions of equity awards (such as price, vesting schedule, term and number of shares) under the Emergent Plans are determined by the compensation committee of the Company's board of directors, which administers the Emergent Plans.  Each equity award granted under the Emergent Plans vests as specified in the relevant agreement with the award recipient and no option can be exercised after ten years from the date of grant.

The following is a summary of option award activity under the Emergent Plans:

	2006 Plan		2004 Plan
	Number of Shares	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2011	3,090,909	$17.35	53,156	$8.86	$6,238,427
Granted	726,291	15.75	-	-
Exercised	(43,491)	9.23	-	-
Forfeited	(125,678)	19.52	-	-
Outstanding at June 30, 2012	3,648,031	$17.06	53,156	$8.86	$4,227,300
Exercisable at June 30, 2012	2,176,650	$16.09	53,156	$8.86	$4,200,518

The following is a summary of restricted stock unit award activity under the 2006 Plan:

	Number of Shares	Weighted-Average Grant Price	Aggregate Intrinsic Value
Outstanding at December 31, 2011	635,500	$20.89	$10,714,450
Granted	363,197	15.75
Vested	(228,369)	20.26
Forfeited	(33,545)	20.10
Outstanding at June 30, 2012	736,783	$18.58	$11,162,262

8.  Variable interest entities

In July 2008, the Company entered into a collaboration with the University of Oxford ("Oxford") and certain Oxford researchers to conduct clinical trials to advance a vaccine product candidate for tuberculosis, resulting in the formation of the Oxford-Emergent Tuberculosis Consortium ("OETC").  The Company has a 51% equity interest in OETC and controls the OETC Board of Directors. In addition, the Company has certain funding and service obligations related to its investment. In July 2011, the Company entered into an intercompany loan agreement with OETC, under which the Company agreed to provide OETC with a loan of up to $14.0 million to fund future clinical and development costs for the tuberculosis vaccine product candidate. The loan value can be increased to up to $23.0 million at the sole discretion of the Company. The loan bears interest at the rate of 8% per annum. Principal and interest on the outstanding balance will be due and payable in December 2014 or upon occurrence of either an event of default or the closing of a debt or equity financing by OETC that results in net proceeds equal to or in excess of $30.0 million in a single transaction or a series of related transactions. Under the terms of the loan, OETC is required to comply with certain non-financial covenants. As of June 30, 2012, OETC was in compliance with all non-financial covenants.  As of June 30, 2012, $4.0 million has been drawn by OETC under the loan facility.  The Company evaluates its variable interests in OETC on a quarterly basis and has determined that it is the primary beneficiary as it has the power to direct the activities of OETC that most significantly impact OETC's economic performance and will absorb the majority of expected losses. Accordingly, the Company consolidates OETC. As of June 30, 2012 and 2011, respectively, assets of $3.5 million and $394,000 and liabilities of $5.3 million and $910,000 related to OETC were included within the Company's consolidated balance sheets.  During the three and six months ended June 30, 2012, respectively, OETC incurred net losses of $4.2 million and $6.5 million, of which $2.1 million and $3.3 million are included in the Company's consolidated statements of operations. During the three and six months ended June 30, 2011, respectively, OETC incurred net losses of $3.2 million and $6.8 million, of which $1.6 million and $3.4 million are included in the Company's consolidated statements of operations.

In conjunction with the establishment of OETC, the Company granted a put option to Oxford and certain Oxford researchers whereby the Company may be required to acquire all of the OETC shares held by Oxford and the Oxford researchers at the fair market value of the underlying shares. This put option is contingent upon the satisfaction of a number of conditions that must exist or occur subsequent to the granting by the European Commission of marketing authorization for the OETC-sponsored vaccine product candidate for tuberculosis. The Company accounts for the put option in accordance with the accounting provisions related to derivatives and distinguishing liabilities from equity. In accordance with these provisions, the Company has determined that the put option had a de minimis fair value as of June 30, 2012.

In July 2010, the Company entered into a collaboration with Temasek Life Sciences Ventures Pte Limited to advance the development of vaccine and monoclonal products for worldwide prophylaxis or treatment of infection caused by existing or anticipated future pandemic influenza strains via a hemagglutinin-based medical countermeasure, resulting in the formation of EPIC Bio Pte Limited ("EPIC"). The Company has a 60% equity interest in EPIC and controls the EPIC Board of Directors. The Company evaluates its variable interests in EPIC on a quarterly basis and has determined that it is the primary beneficiary as it has the power to direct the activities of EPIC that most significantly impact EPIC's economic performance and will absorb the majority of expected losses. Accordingly, the Company consolidates EPIC. As of June 30, 2012 and 2011, respectively, assets of $317,000 and $1.9 million and liabilities of $99,000 and $741,000 related to EPIC were included within the Company's consolidated balance sheets.  During the three and six months ended June 30, 2012, respectively, EPIC incurred net losses of $111,000 and $210,000, of which $67,000 and $126,000 are included in the Company's consolidated statements of operations. During the three and six months ended June 30, 2011, EPIC incurred net losses of $352,000 and $375,000, respectively, of which $211,000 and $225,000 are included in the Company's consolidated statements of operations.

The following is a summary of the stockholders' equity attributable to the Company and the noncontrolling interests:

	Emergent	Noncontrolling
(in thousands)	BioSolutions Inc.	Interests	Total
Stockholders' equity at December 31, 2011	$414,246	$2,481	$416,727
Non-cash development expenses from variable interest entities	-	3,632	3,632
Net income (loss)	800	(3,279)	(2,479)
Other	4,642	-	4,642
Stockholders' equity at June 30, 2012	$419,688	$2,834	$422,522

9.    Collaboration agreements

Abbott Laboratories

In August 2009, Trubion Pharmaceuticals, Inc. ("Trubion"), which the Company acquired in October 2010, entered into a collaboration agreement with Facet Biotech Corporation, now a wholly-owned subsidiary of Abbott, for the joint worldwide development and commercialization of TRU-016. The collaboration agreement covered TRU-016 in all indications and all other CD37-directed protein therapeutics. The collaboration agreement terminated on March 20, 2012 and all rights to TRU-016 and other CD37-directed protein therapeutics under the collaboration agreement reverted back to the Company.

During the three and six months ended June 30, 2012, the Company recognized revenue of $1.4 million and $2.7 million, respectively, for research and development services pursuant to the Abbott collaboration, which are included in the Company's statements of operations as contracts and grants revenue within the Company's Biosciences segment.

Pfizer Inc.

In December 2005, Trubion entered into an agreement (the "Pfizer Agreement") with Wyeth Pharmaceuticals, now a wholly-owned subsidiary of Pfizer, for the development and worldwide commercialization of CD20-directed therapeutics.  In May 2011, the Company and Pfizer entered into a third amendment to the Pfizer Agreement (the "Biosimilar Amendment") in which the Company released certain restrictions related to the development and commercialization of biosimilar CD20 antibodies. Under the terms of this amendment, the Company received a $2.5 million non-refundable payment upon execution of the Biosimilar Amendment, and is entitled to receive royalty payments in the low-single digits on net sales of certain Pfizer biosimilar products directed to CD20, subject to the satisfaction of specified conditions. In April 2012, Pfizer notified the Company of its intent to terminate the Pfizer Agreement, and in June 2012 the Company received formal written notice of termination of the Pfizer Agreement.  The Company's right to receive royalty payments under the Biosimiliar Amendment survives termination of the Pfizer Agreement.

For the three and six months ended June 30, 2012, the Company recognized revenue of $512,000 and $877,000, respectively, for research and development services pursuant to the Pfizer Agreement, which are included in the Company's statements of operations as contracts and grants revenue within the Company's Biosciences segment.

10. Business interruption insurance recovery
During the six months ended June 30, 2012, the Company recorded $1.7 million in insurance recovery related to a power outage at its Lansing, Michigan facility.  The insurance recovery is classified in the Company's statements of operations as other income (expense), net.
11. Earnings per share

The following table presents the calculation of basic and diluted net income (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2012	2011	2012	2011
Numerator:
Net income (loss)	$7,632	$14,210	$800	$(7,187)

Denominator:
Weighted-average number of shares-basic	36,182,826	35,619,514	36,114,400	35,400,906
Dilutive securities-equity awards	373,871	1,047,938	186,935	-
Weighted-average number of shares-diluted	36,556,697	36,667,452	36,301,335	35,400,906

Income (loss) per share-basic	$0.21	$0.40	$0.02	$(0.20)
Income (loss) per share-diluted	$0.21	$0.39	$0.02	$(0.20)

Stock options with exercise prices in excess of the average per share closing price during the period are not considered in the calculation of fully diluted earnings per share. For the three month periods ended June 30, 2012 and 2011, approximately 3.0 million and 719,000 stock options, respectively, and 3.0 million stock options for the six month period ended June 30, 2012 were excluded from the calculation. These stock options were excluded because the exercise prices were in excess of the average per share closing price.

For the six month period ended June 30, 2011, approximately 4.0 million shares pursuant to equity awards were excluded from the calculation of diluted earnings per share because the net loss attributable to Emergent BioSolutions Inc. would make these awards antidilutive.

12. Segment information

For financial reporting purposes, the Company reports financial information for two business segments: Biodefense and Biosciences. The Company's two business segments, or divisions, engage in business activities for which discrete financial information is reviewed by the chief operating decision maker. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. The Company's reportable segments are business units that offer different products and product candidates and are managed separately because they manufacture and develop distinct products with different development processes.

In the Biodefense division, the Company develops, manufactures and commercializes vaccines and antibody therapies for use against biological agents that are potential weapons of bioterrorism. Revenues in this segment are primarily from sales of the Company's FDA-licensed product, BioThrax® (Anthrax Vaccine Adsorbed), to the U.S. government. In the Biosciences division, the Company develops vaccines, protein therapeutics and technology platforms for use against infectious diseases, oncology, autoimmune and inflammatory disorders and other medical conditions that have resulted in significant unmet or underserved public health needs.  The Biosciences division consists of two business units, therapeutics and vaccines, and is comprised of development stage product candidates. The "All Other" segment relates to the general operating costs of the Company and includes costs of the centralized services departments, which are not allocated to the other segments, as well as spending on activities that are not classified as Biodefense or Biosciences. The assets in this segment consist primarily of cash.

	Reportable Segments
(in thousands)	Biodefense	Biosciences	All Other	Total
Three Months Ended June 30, 2012
External revenue	$66,964	$3,415	$-	$70,379
Net income (loss)	24,335	(14,963)	(1,740)	7,632
Total assets	257,377	129,565	140,198	527,140
Three Months Ended June 30, 2011
External revenue	$83,685	$4,456	$-	$88,141
Net income (loss)	36,902	(20,580)	(2,112)	14,210
Total assets	217,057	121,209	155,718	493,984

	Reportable Segments
(in thousands)	Biodefense	Biosciences	All Other	Total
Six Months Ended June 30, 2012
External revenue	$115,600	$5,090	$-	$120,690
Net income (loss)	38,601	(34,854)	(2,947)	800
Total assets	257,377	129,565	140,198	527,140
Six Months Ended June 30, 2011
External revenue	$99,185	$7,489	$-	$106,674
Net income (loss)	30,810	(35,705)	(2,292)	(7,187)
Total assets	217,057	121,209	155,718	493,984

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes and other financial information included elsewhere in this quarterly report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this quarterly report on Form 10-Q, including information with respect to our plans and strategy for our business, include forward-looking statements that involve risks and uncertainties. You should review the "Special Note Regarding Forward-Looking Statements" and the "Risk Factors" sections of this quarterly report on Form 10-Q for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

Product Portfolio

We are a biopharmaceutical company focused on protecting and enhancing life by developing and manufacturing vaccines and therapeutics that are supplied to healthcare providers and purchasers for use in preventing and treating disease. For financial reporting purposes, we operate in two business segments, Biodefense and Biosciences.

Our Biodefense segment is directed to government-sponsored development and supply of countermeasures against potential agents of bioterrorism and primarily targets the infectious disease anthrax. Our programs in this division include a pipeline of investigational product candidates and one marketed product, BioThrax® (Anthrax Vaccine Adsorbed), the only vaccine approved by the U.S. Food and Drug Administration, or FDA, for the prevention of anthrax disease. Operations in this segment include biologics manufacturing, regulatory and quality affairs in support of BioThrax and a product development infrastructure in support of our investigational product candidates.

Our Biosciences segment is directed to commercial opportunities and targets oncology, including the B-cell malignancies chronic lymphocytic leukemia, or CLL, and non-Hodgkin's lymphoma, or NHL; the T-cell malignancies cutaneous T-cell lymphoma, or CTCL, and peripheral T-cell lymphoma, or PTCL; autoimmune and inflammatory disorders, or AIID, and infectious diseases such as tuberculosis and influenza.  Our programs in this segment include clinical and preclinical stage investigational product candidates and development programs for our platform technologies. Operations in this segment include product development in support of our investigational product candidates, and manufacturing and related infrastructure initiatives in support of our technology platforms.

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

Product Sales

We have derived substantially all of our product sales revenues from BioThrax sales to the U.S. government.  We are currently a party to a contract with the Centers for Disease Control and Prevention, or CDC, to supply 44.75 million doses of BioThrax for placement into the Strategic National Stockpile, or SNS, over a five-year period.  We expect for the foreseeable future to continue to derive substantially all of our product sales revenues from our sales of BioThrax to the U.S. government. Our total revenues from BioThrax sales were $87.5 million and $77.1 million for the six months ended June 30, 2012 and 2011, respectively. We are focused on increasing sales of BioThrax to U.S. government customers, expanding the market for BioThrax to other customers domestically and internationally and pursuing label expansions and improvements for BioThrax.

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

Manufacturing Infrastructure

We conduct our BioThrax vaccine manufacturing operations at a multi-building campus on approximately 12.5 acres in Lansing, Michigan. To augment our existing manufacturing capabilities, we have constructed Building 55, a 50,000 square foot large-scale manufacturing facility on our Lansing campus. In July 2010, we entered into a contract with the Biomedical Advanced Research and Development Authority, or BARDA, to finalize development of and obtain regulatory approval for large-scale manufacturing of BioThrax in Building 55.

In November 2009, we purchased a building in Baltimore, Maryland for product development and manufacturing purposes, and are in the process of completing validation and qualification at this facility. We have entered into two loan agreements with PNC Bank totaling up to $42.0 million to fund these renovations, improvements and equipment acquisitions and have drawn approximately $38.9 million under the loan agreements. Our specific plans for this facility will be contingent on the progress of our existing development programs, the outcome of our efforts to acquire new product candidates and the recently awarded contract to establish a Center for Innovations in Advanced Development Manufacturing.

On June 15, 2012, we received the ADM contract award from BARDA to establish a Center for Innovation in Advanced Development and Manufacturing, or the Center. We expect that the Center will facilitate advanced development of chemical, biological, radiological, and nuclear medical countermeasures, develop domestic pandemic influenza vaccine manufacturing surge capacity, and provide workforce development training programs to address the U.S. government's preparedness priorities and needs. The contract consists of an 8-year base period of performance with funding up to approximately $160 million.  Under the contract, our obligations include securing a pandemic influenza vaccine candidate and obtaining access to all necessary intellectual property rights for process development and manufacturing, expanding current facilities to support production of pandemic influenza vaccine and additional countermeasures and obtaining facility licensure to manufacture a pandemic influenza vaccine at our Baltimore facility.  Novartis and Texas A&M University, which is partnered with GlaxoSmithKline, also received contract awards from BARDA to establish additional Centers.

Critical Accounting Policies and Estimates

There have been no significant changes to our Critical Accounting Policies and Estimates during the six months ended June 30, 2012. Refer to our Critical Accounting Policies and Estimates section in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission, or SEC.

Financial Operations Overview

Revenues

On September 30, 2011, we received a contract award from the CDC, and on March 8, 2012, entered into the related contract with the CDC to supply up to 44.75 million doses of BioThrax to the CDC over a five-year period. The maximum amount that could be paid to us under the contract is approximately $1.25 billion, subject to availability of funding.  The period of performance under the contract is from September 30, 2011 through September 29, 2016.  We began delivery of doses under the contract in December 2011. Through June 30, 2012, we have delivered and recognized revenue on approximately 4.0 million doses under this contract.

We have received contract and grant funding from the National Institute of Allergy and Infectious Diseases, or NIAID, and BARDA for the following development programs:

Development Programs	Funding Source	Award Date	Performance Period
Post-Exposure Prophylaxis indication for BioThrax	BARDA	9/2007	9/2007 - 3/2016
Recombinant botulinum vaccine	NIAID	6/2008	6/2008 - 5/2012
NuThrax	NIAID	7/2008	7/2008 - 6/2013
Thravixa	NIAID/BARDA	9/2008	9/2008 - 8/2012
NuThrax	NIAID/BARDA	9/2008	9/2008 - 7/2012
Double mutant recombinant protective antigen anthrax vaccine	NIAID	9/2009	9/2009 - 8/2012
Large-scale manufacturing for BioThrax	BARDA	7/2010	7/2010 - 7/2015
NuThrax	NIAID	7/2010	8/2010 - 8/2014
PreviThrax	BARDA	9/2010	9/2010 - 9/2015
Tuberculosis vaccine	NIAID	3/2012	3/2012 - 9/2017

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

We believe that significant investment in product development is a competitive necessity and plan to continue these investments in order to be in a position to realize the potential of our product candidates. We expect that spending for our product pipeline will increase as our product development activities continue based on ongoing advancement of our product candidates, and as we prepare for regulatory submissions and other regulatory activities. We expect that the magnitude of any increase in our research and development spending will be dependent upon such factors as the results from our ongoing preclinical studies and clinical trials, participation of current or potential future third-party collaborators, number of product candidates under development, the size, structure and duration of any follow-on clinical programs that we may initiate, costs associated with manufacturing our product candidates on a large-scale basis for later-stage clinical trials, and our ability to use or rely on data generated by third parties.

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

In-process Research and Development and Goodwill

During the six months ended June 30, 2012, Pfizer Inc., or Pfizer, notified us of their intent to terminate its current development programs with respect to our SBI-087 product candidate. We considered the notification a potential indicator of impairment of the related SBI-087 in-process research and development, or IPR&D, asset. As a result of the notification, we assessed the fair value of this asset. As part of the assessment, we considered the impact of Pfizer's decision, along with our intent not to pursue further development of this asset. As a result of the impairment analysis, we recorded an impairment charge of $9.6 million, which represented the entire carrying value of the SBI-087 IPR&D asset during the six months ended June 30, 2012. On June 22, 2012, we received formal written notice of Pfizer's termination of their license agreement with us, including development programs with respect to our SBI-087 product candidate, effective September 20, 2012.

As a result of the impairment of the SBI-087 IPR&D asset, we also performed an interim impairment analysis of the Biosciense therapeutic reporting unit, which containes all goodwill reported on our consolidated balance sheets as of June 30, 2012. Based on the interim impairment assessment, the estimated fair value of the Biosciences reporting unit was in excess of carrying value, and therefore no impairment of goodwill was recorded.

Results of Operations

Quarter Ended June 30, 2012 Compared to Quarter Ended June 30, 2011

Revenues

Product sales revenues decreased by $18.3 million, or 26%, to $53.2 million for the three months ended June 30, 2012 from $71.5 million for the three months ended June 30, 2011. This decrease in product sales revenues was primarily due to a 20% decrease in the number of doses of BioThrax delivered coupled with a 7% decrease in the sales price per dose. The decrease in the number of doses delivered was primarily attributable to the timing of doses sold. The decrease in the sales price per dose was due to slightly lower price per dose under the current CDC contract compared to our prior contract with Health and Human Services, or HHS. Product sales revenues during the three months ended June 30, 2012 consisted of BioThrax sales to the CDC of $53.1 million and aggregate international and other sales of $111,000.  Product sales revenues for the three months ended June 30, 2011 consisted of BioThrax sales to HHS of $70.7 million and aggregate international and other sales of $738,000.

Contracts and grants revenues increased by $556,000, or 3%, to $17.2 million for the three months ended June 30, 2012 from $16.7 million for the three months ended June 30, 2011. The increase in contracts and grants revenues was primarily due to increased activity and associated revenue from our development contract with BARDA for large-scale manufacturing of BioThrax, a milestone paymemt recieved related to our post-exposure prophylaxis, or PEP, indication for BioThrax and the sale of our spi-VECTM (live attuenated bacterial vaccine vector) technology, partially offset by decreased activity and associated revenue under our NuThrax contracts along with the one-time payment received in 2011 related to the Pfizer biosimilar amendment. Contracts and grants revenues during the three months ended June 30, 2012 consisted of $13.8 million in development contract and grant revenues from BARDA and NIAID, $1.9 million from Abbott Laboratories, or Abbott, and Pfizer, and $1.5 million from the sale of patent and trademark rights and related materials pertaining to our spi-VEC technology platform.  Contracts and grants revenues for the three months ended June 30, 2011 consisted of $12.1 million in development contract and grant revenue from NIAID and BARDA and $4.5 million from Abbott and Pfizer.

Cost of Product Sales

Cost of product sales decreased by $2.9 million, or 18%, to $13.2 million for the three months ended June 30, 2012 from $16.1 million for the three months ended June 30, 2011. This decrease was primarily attributable to the 20% decrease in the number of BioThrax doses sold.

Research and Development Expenses

Research and development expenses decreased by $836,000, or 3%, to $30.6 million for the three months ended June 30, 2012 from $31.5 million for the three months ended June 30, 2011.  This decrease primarily reflects lower contract service expenses, and includes decreased expenses of $2.5 million development activities categorized in the Biosciences segment, partially offset by increased expenses of $1.5 million for product candidates that are categorized in the Biodefense segment and increased expenses of $128,000 in other research and development, which are in support of central research and development activities. During the three months ended June 30, 2012 and 2011, we incurred research and development expenses net of development contract and grant revenues along with the net loss attributable to noncontrolling interests of $11.3 million and $13.1 million, respectively.

The increase in spending on Biodefense product candidates, detailed in the table below, was primarily attributable to the timing of development efforts on various programs as we completed various studies and prepared for subsequent studies and trials. The decrease in spending for NuThrax was primarily due to the timing of clinical trial activities. The increase in spending for our large-scale manufacturing for BioThrax program was primarily due to non-clinical studies and initiation of manufacturing of consistency lots. The spending for BioThrax related programs was related to clinical and non-clinical studies to support applications for label expansion for BioThrax. The increase in spending for PreviThrax was primarily due to model optimization. The decrease in spending for AnthrivigTM (Human Anthrax Immunglobulin) was primarily due to the completion of clinical trial activities. The decrease in spending for Thravixa was primarily due to the timing of clinical trial activities. The decrease in spending for our other Biodefense activities was primarily due to decreased spending associated with our double mutant recombinant protective antigen anthrax vaccine in light of reduced funding by the U.S. government for this product candidate.

The decrease in spending on Biosciences product candidates, detailed in the table below, was primarily attributable to the timing of development efforts. The increase in spending for our tuberculosis vaccine product candidate is related to the timing of costs incurred for the continued conduct of a Phase IIb clinical trial along with process development and manufacturing activities. The decrease in spending for our TRU-016 product candidate is primarily due to the timing of clinical manufacturing and clinical trial activities. The decrease in spending for our ES301 product candidate is primarily due to the timing of non-clinical activities. The increase in spending for our T-Scorp product candidate, a treatment for castrate resistant prostate cancer, was primarily due to characterization studies. The decrease in spending for our zanolimumab product candidate was primarily due to upfront and milestones payments incurred in 2011 related to our May 2011 acquisition of certain assets of TenX BioPharma, Inc. The decrease in spending for our X1 product candidate is primarily related to reduced non-clinical activities. The decrease in spending for our influenza vaccine product candidate is primarily due to the timing of process and analytical development.  The decrease in spending for Typhella was primarily due to the completion of manufacturing and clinical studies.  The increase in spending for our other Biosciences activities was primarily due to increased spending associated with the development of platform technologies along with preclinical product candidates.

The spending for other research and development activities was primarily due to central research and development activities not attributable to product candidates.

Our principal research and development expenses for the three months ended June 30, 2012 and 2011 are shown in the following table:

	Three Months ended
	June 30,
(in thousands)	2012	2011
Biodefense:
NuThrax	$2,011	$3,083
Large-scale manufacturing for BioThrax	4,105	2,855
BioThrax related programs	3,104	1,626
PreviThrax	4,242	3,042
Anthrivig	2	386
Thravixa	280	947
Other Biodefense	235	546
Total Biodefense	13,979	12,485
Biosciences:
Tuberculosis vaccine	5,544	3,932
TRU-016	3,241	3,450
ES301 (formerly DRACO)	790	1,985
T-Scorp	1,011	-
Zanolimumab	311	3,149
X1	-	914
Influenza vaccine	119	692
Typhella	53	262
Other Biosciences	4,113	3,256
Total Biosciences	15,182	17,640
Other	1,484	1,356
Total	$30,645	$31,481

        Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $2.5 million, or 12%, to $17.9 million for the three months ended June 30, 2012 from $20.4 million for the three months ended June 30, 2011. This decrease is primarily due to $2.2 million in charges incurred in 2011 related to the  restructuring of our UK operations. The majority of the expense is attributable to the Biodefense segment, in which selling, general and administrative expenses decreased by $84,000, or 1%, to $13.0 million for the three months ended June 30, 2012 from $13.1 million for the three months ended June 30, 2011. Selling, general and administrative expenses related to our Biosciences segment decreased by $2.4 million, or 33%, to $4.9 million for the three months ended June 30, 2012 from $7.3 million during the three months ended June 30, 2011.

Total Other Income (Expense)

Total net other income increased by $957,000 to net other income of $936,000 for the three months ended June 30, 2012 from net other expense of $21,000 for the three months ended June 30, 2011. The net increase was primarily due to a business interruption insurance recovery related to a power outage at our Lansing, Michigan facility.

Income Taxes

Provision for income taxes decreased by $3.6 million, or 47%, to $4.0 million for the three months ended June 30, 2012 from $7.7 million for the three months ended June 30, 2011. The decrease in the provision for income taxes is due to the $10.2 million decrease in our income before provision for income taxes and the loss attributable to noncontrolling interests.

Net Loss Attributable to Noncontrolling Interest

Net loss attributable to noncontrolling interest increased by $399,000, or 24%, to $2.1 million for the three months ended June 30, 2012 from $1.7 million for the three months ended June 30, 2011. The increase resulted primarily from the timing of clinical and development activities and related expenses incurred by our joint ventures. These amounts represent the portion of the losses incurred by the joint ventures for the three months ended June 30, 2012 and 2011, respectively, that is attributable to our joint venture partners.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Revenues

Product sales revenues increased by $10.4 million, or 14%, to $87.5 million for the six months ended June 30, 2012 from $77.1 million for the six months ended June 30, 2011. This increase in product sales revenues was primarily due to a 23% increase in the number of doses of BioThrax delivered partially offset by an 8% decrease in the sales price per dose. The increase in doses delivered is primarily attributable to the timing of deliveries to the SNS. The decrease in the sales price per dose was due to slightly lower price per dose under the current CDC contract versus our prior contract with HHS. Product sales revenues for the six months ended June 30, 2012 consisted of BioThrax sales to CDC of $87.3 million and aggregate international and other sales of $199,000. Product sales revenues for the six months ended June 30, 2011 consisted of BioThrax sales to HHS of $75.8 million and aggregate international and other sales of $1.3 million.

Contracts and grants revenues increased by $3.6 million, or 12%, to $33.2 million for the six months ended June 30, 2012 from $29.6 million for the six months ended June 30, 2011. The increase in contract and grant revenues was primarily due to increased activity and associated revenue from our development contracts with BARDA for large-scale manufacturing for BioThrax and development of PreviThrax along with a milestone payment received for our PEP indication for BioThrax and the sale of our spi-VEC technology, partially offset by decreased activity under our NuThrax contracts with NIAID and BARDA and decreased revenue from Pfizer and Abbott. Contracts and grants revenues for the six months ended June 30, 2012 consisted of $28.1 million in development contract and grant revenues from NIAID and BARDA, $3.6 million from Abbott and Pfizer and $1.5 million from the sale of our spi-VEC platform technology. Contracts and grants revenues for the six months ended June 30, 2011 consisted of $22.0 million in development contract and grant revenue from NIAID and BARDA and $7.5 million from Abbott and Pfizer.

Cost of Product Sales

Cost of product sales increased by $3.6 million, or 21%, to $20.7 million for the six months ended June 30, 2012 from $17.1 million for the six months ended June 30, 2011. This increase was primarily attributable to the 23% increase in the number of doses of BioThrax sold.

Research and Development Expenses

Research and development expenses decreased by $9.3 million, or 14%, to $56.9 million for the six months ended June 30, 2012 from $66.2 million for the six months ended June 30, 2011. This decrease primarily reflects lower contract service and personnel-related costs, and includes decreased expenses of $12.0 million for product candidates and technology platform development activities categorized in the Biosciences segment, increased expenses of $2.0 million for product candidates categorized in the Biodefense segment, and increased expenses of $722,000 in other research and development, which are in support of central research and development activities. For the six months ended June 30, 2012 and 2011, we incurred research and development expenses net of development contract and grant reimbursements along with the net loss attributable to noncontrolling interests of $20.4 million and $33.2 million, respectively.

The increase in spending on Biodefense product candidates, detailed in the table below, was primarily attributable to the timing of development efforts on several programs as we completed various studies and prepared for subsequent studies and trials. The decrease in spending for NuThrax was primarily due to the timing of clinical trial activities. The increase in spending for our large-scale manufacturing for BioThrax program was primarily due to non-clinical studies and preparation for and initiation of manufacturing of consistency lots. The increase in spending for BioThrax related programs was related to clinical and non-clinical studies to support applications for label expansion for BioThrax. The increase in spending for PreviThrax was primarily due to model optimization. The decrease in spending for Anthrivig was primarily due to the completion of clinical trial activities. The decrease in spending for Thravixa was primarily due to the timing of clinical trial activities. The decrease in spending for our other Biodefense activities was primarily due to decreased spending associated with our double mutant recombinant protective antigen anthrax vaccine.

The decrease in spending on Biosciences product candidates, detailed in the table below, was primarily attributable to the timing of development efforts. The decrease in spending for our tuberculosis vaccine product candidate is related to the timing of costs incurred for the continued conduct of a Phase IIb clinical trial along with process development and manufacturing activities. The decrease in spending for our TRU-016 product candidate is primarily due to the timing of clinical manufacturing and clinical trial activities. The decrease in spending for our ES301 product candidate is primarily due to the timing of non-clinical activities. The increase in spending for our T-Scorp product candidate was primarily due to characterization studies. The decrease in spending for our zanolimumab product candidate was primarily due to upfront and milestones payments incurred in 2011 related to our May 2011 acquisition of certain assets of TenX BioPharma, Inc., partially offset by process and clinical development activities in 2012. The decrease in spending for our X1 product candidate is primarily related to reduced non-clinical activities.  The decrease in spending for our influenza vaccine product candidate is primarily due to the timing of process and analytical development. The decrease in spending for Typhella was primarily due to the completion of manufacturing and clinical studies.  The decrease in spending for our other Biosciences activities was primarily due to a reduction of the contingent value right obligations associated with our agreement with Pfizer, partially offset by increased spending associated with development of platform technologies along with preclinical product candidates.

The spending for other research and development activities was primarily due to central research and development activities not attributable to product candidates.

Our principal research and development expenses for the six months ended June 30, 2012 and 2011 are shown in the following table:

	Six Months ended
	June 30,
(in thousands)	2012	2011
Biodefense:
NuThrax	$4,617	$6,782
Large-scale manufacturing for BioThrax	8,802	6,100
BioThrax related programs	5,568	3,336
PreviThrax	8,745	6,157
Anthrivig	105	1,021
Thravixa	813	2,255
Other Biodefense	496	1,526
Total Biodefense	29,146	27,177
Biosciences:
Tuberculosis vaccine	8,775	9,836
TRU-016	6,024	8,475
ES301 (formerly DRACO)	1,842	3,946
T-Scorp	1,427	-
Zanolimumab	903	3,149
X1	65	1,822
Influenza vaccine	220	1,517
Typhella	186	1,102
Other Biosciences	4,967	6,602
Total Biosciences	24,409	36,449
Other	3,336	2,614
Total	$56,891	$66,240

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $1.2 million, or 3%, to $37.4 million for the six months ended June 30, 2012 from $38.6 million for the six months ended June 30, 2011. This decrease is primarily due to approximately $2.6 million in restructuring charges related to our UK operations in 2011 partially offset by increased personnel and professional services to support growth of our business. The majority of the expense is attributable to the Biodefense segment, in which selling, general and administrative expenses increased by $369,000, or 1%, to $27.5 million for the six months ended June 30, 2012 from $27.2 million for the six months ended June 30, 2011. Selling, general and administrative expenses related to our Biosciences segment decreased by $1.6 million, or 14%, to $9.9 million for the six months ended June 30, 2012 from $11.4 million for the six months ended June 30, 2011.

Impairment of in-process research and development

Impairment of in-process research and development was $9.6 million for the six months ended June 30, 2012. The impairment charge for the six months ended June 30, 2012, resulted from the full impairment of our SBI-087 in-process research and development asset during the six months ended June 30, 2012. There was no impairment for the six months ended June 30, 2011.

Total Other Income (Expense)

Total other income increased by $1.8 million to $1.8 million for the six months ended June 30, 2012 from $13,000 for the six months ended June 30, 2011. The increase was due primarily to a business interruption insurance recovery related to a power outage at our Lansing, Michigan facility.

Income Taxes

Provision for (benefit from) income taxes increased by $5.0 million to a provision for income taxes of $403,000 for the six months ended June 30, 2012 from a benefit from income taxes of $4.6 million for the six months ended June 30, 2011. The estimated annual effective tax rate for the six months ended June 30, 2012 and 2011 was 34% and 39%¸ respectively.  The increase in income taxes is primarily due to a $13.0 million increase in our income before provision for income taxes and the loss attributable to noncontrolling interests.

Net Loss Attributable to Noncontrolling Interest

Net loss attributable to noncontrolling interest decreased by $184,000, or 5%, to $3.3 million for the six months ended June 30, 2012 from $3.5 million for the six months ended June 30, 2011. The decrease resulted primarily from the timing of clinical and development activities and related expenses incurred by our joint ventures. These amounts represent the portion of the loss incurred by the joint venture for the six months ended June 30, 2012 and 2011, respectively, that is attributable to our joint venture partners.

Liquidity and Capital Resources

     Sources of Liquidity

We have funded our cash requirements from inception through June 30, 2012 principally with a combination of revenues from BioThrax product sales, debt financings and facilities leases, development funding from government entities and non-government and philanthropic organizations and collaborative partners, the net proceeds from our initial public offering and from the sale of our common stock upon exercise of stock options. We have operated profitably for each of the five years ended December 31, 2011.

As of June 30, 2012, we had cash and cash equivalents of $161.8 million. Additionally, at June 30, 2012, our accounts receivable balance was $46.8 million.

Cash Flows

The following table provides information regarding our cash flows for the six months ended June 30, 2012 and 2011:

	Six Months ended June 30,
(in thousands)	2012	2011
Net cash provided by (used in):
Operating activities(1)	$34,763	$(29,469)
Investing activities	(17,190)	(19,814)
Financing activities	369	2,358
Total net cash provided by (used in)	$17,942	$(46,925)

(1)	Includes the effect of exchange rates on cash and cash equivalents.

Net cash provided by operating activities of $34.8 million for the six months ended June 30, 2012 was principally due to a decrease in accounts receivable of $27.3 million related to the timing of collection of amounts billed to the CDC, non-cash charges of $9.6 million for the impairment of in-process research and development, $5.4 million for stock-based compensation, $4.9 million for depreciation and amortization, and $3.6 million for development expenses primarily from our joint ventures, partially offset by a decrease in accrued compensation of $6.9 million associated with the payment of 2011 bonuses and a net decrease in accounts payable of $7.0 million related to the timing of payments for ongoing construction projects and operational activities.

Net cash used in operating activities of $29.5 million for the six months ended June 30, 2011 was principally due to our net loss attributable to Emergent BioSolutions Inc. of $7.2 million, a $4.5 million increase in inventory related to the timing of BioThrax shipments, a net decrease in income taxes of $5.3 million related to timing differences, a decrease in accrued compensation of $10.2 million primarily due to the payment of 2010 bonuses, an increase in accounts receivable of $7.9 million due to the timing of collection of amounts billed primarily to HHS, partially offset by non-cash charges of $5.2 million for stock-based compensation, $4.5 million for depreciation and amortization, and $3.3 million for development expenses primarily from our joint venture with the University of Oxford.

Net cash used in investing activities for the six months ended June 30, 2012 was $17.2 million, primarily due to capital expenditures of $30.9 million related to the construction and related costs of our facility in Baltimore, Maryland, and infrastructure investments and other equipment, partially offset by net proceeds of $11.8 million from the sale of our two Frederick, Maryland buildings and the maturity of U.S. Treasury securities of $2.0 million.

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

Net cash provided by financing activities of $369,000 for the six months ended June 30, 2012 resulted primarily from $11.4 million in advances under our construction and equipment loans with PNC Bank related to the renovation, improvement and equipment purchases at our Baltimore facility, partially offset by $8.7 million in principal payments on indebtedness, including $7.7 million in repayment of debts related to our Frederick, MD buildings, a $1.7 million CVR payment and $1.3 million related to excess tax benefits from the exercise of stock options.

Net cash provided by financing activities of $2.4 million for the six months ended June 30, 2011 resulted primarily from $8.7 million in proceeds from stock option exercises and $1.8 million related to excess tax benefits from the exercise of stock options, partially offset by $8.1 million in principal payments on indebtedness.

Debt Financing

As of June 30, 2012, we had $62.2 million principal amount of debt outstanding, comprised primarily of the following:

▪	$19.0 million outstanding under a term loan from HSBC Realty Credit Corporation used to finance a portion of the costs of our facility expansion in Lansing, Michigan;
▪	$4.3 million outstanding under a mortgage loan from HSBC Realty Credit Corporation used to finance a portion of the purchase price of our facility in Gaithersburg, Maryland;
▪	$30.0 million outstanding under a construction loan from PNC Bank used to fund the ongoing renovation of our Baltimore, Maryland facility; and
▪	$8.9 million outstanding under an equipment loan from PNC Bank used to fund equipment purchases at our Baltimore, Maryland facility.

On June 28, 2012, we amended the financial covenants of the construction loan and equipment loan with PNC Bank to include a revised definition of earnings before income taxes, depreciation and amortization ("EBITDA"). EBITDA is now defined as net income of Emergent BioSolutions Inc. plus:

▪	interest expense;
▪	income taxes;
▪	depreciation and amortization;
▪	extraordinary or non-recurring non-cash expenses;
▪	non-cash stock based compensation expense;
▪	non-cash development expenses from joint ventures;
▪
total impairment of long-lived assets, change in fair value of contingent value rights, amortization or impairment of intangible assets and impairment of goodwill (provided that maximum addback shall not exceed $15.0 million for any four fiscal quarter period).

On July 11, 2012, we amended the equipment loan with PNC to extend the drawdown period to December 15, 2012 and extend the maturity date of the loan from July 2017 to December 2017.

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

Funding Requirements

We expect to continue to fund our anticipated operating expenses, capital expenditures and debt service requirements from existing cash and cash equivalents, revenues from BioThrax product sales, collaboration funding, development contract and grant funding, and any lines of credit we may establish from time to time. There are numerous risks and uncertainties associated with BioThrax product sales and with the development and commercialization of our product candidates.  We may seek additional external financing to provide additional financial flexibility. Our future capital requirements will depend on many factors, including:

▪	the level and timing of BioThrax product sales and cost of product sales;
▪	our ability to obtain funding from government entities, non-government and philanthropic organizations and potential collaborative partners for our development programs;
▪	the acquisition of new facilities and capital improvements to new or existing facilities;
▪
the timing of, and the costs involved in, completion of qualification and validation activities related to Building 55, our large-scale manufacturing facility in Lansing, Michigan, and our facility in Baltimore, Maryland, and any capital improvements to other existing facilities;

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

We may require additional sources of funds for future acquisitions that we may make or, depending on the size of the obligation, to meet balloon payments upon maturity of our current borrowings. To the extent our capital resources are insufficient to meet our future capital requirements, we will need to finance our cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. As of the date of the filing of this quarterly report on Form 10-Q, we have an effective shelf registration statement on file with the Securities and Exchange Commission that allows us to issue up to an aggregate of $180 million of equity, debt, and certain other types of securities through one or more future offerings.  Current economic conditions may make it difficult to obtain financing on attractive terms or at all.  Lenders may be able to impose covenants on us that could be difficult to satisfy, which could put us at increased risk of defaulting on debt.  If financing is unavailable or lost, we could be forced to delay, reduce the scope of or eliminate our research and development programs or reduce our planned commercialization efforts.

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

Share Repurchase Program

On May 17, 2012, our board of directors authorized us to repurchase from time to time up to an aggregate of $35 million of our common stock under a board-approved share repurchase program. We did not repurchase any shares of our common stock under this program during the three or six months ended June 30, 2012.

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

ITEM 4.               CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2012. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2012, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, occurred during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

Not applicable.

ITEM 1A.     RISK FACTORS

Risks Related to Our Dependence on U.S. Government Contracts

We have derived substantially all of our revenue from sales of BioThrax under contracts with the U.S. government. If the U.S. government's demand for BioThrax is reduced, our business, financial condition and operating results could be materially harmed.

We have derived and expect for the foreseeable future to continue to derive substantially all of our revenue from sales to the U.S. government of BioThrax, our FDA-approved anthrax vaccine and only marketed product. We are currently party to a contract with the Centers for Disease Control, or CDC, for the supply of 44.75 million doses of BioThrax for placement into the SNS over a five year period through September 2016.

The procurement of doses of BioThrax by the CDC is subject to availability of funding.  Our existing contract with the CDC and prior contracts with Health and Human Services, or HHS, and the Department of Defense, or DoD, do not necessarily increase the likelihood that funding for the procurement of doses will be available. If the SNS priorities change, funding to procure doses of BioThrax may be limited or not available, and our business, financial condition and operating results would be materially harmed. The success of our business and our operating results for the foreseeable future are substantially dependent on the terms of our BioThrax sales to the U.S. government, including price per dose, the number of doses and the timing of deliveries.

The government contracting process is typically a competitive bidding process and involves risks and requirements that are not present in commercial contracting.

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
▪
in the event our competitors protest or challenge contract awards made to us pursuant to competitive bidding, the potential that we may incur expenses or delays, and that any such protest or challenge would result in the resubmission of bids based on modified specifications, or in termination, reduction or modification of the awarded contract.

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

Compliance with these obligations increases our costs. Failure to comply with these regulations and requirements could lead to suspension or debarment, from government contracting or subcontracting for a period of time. The termination of a government contract or relationship as a result of our failure to satisfy any of these obligations could have a negative impact on our operations and harm our reputation and ability to procure other government contracts in the future.

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

Government contracts customarily contain provisions that give the U.S. government substantial rights and remedies, many of which are not typically found in commercial contracts, including provisions that allow the U.S. government to:

▪	terminate existing contracts, in whole or in part, for any reason or no reason;
▪	unilaterally reduce or modify contracts or subcontracts, including by imposing equitable price adjustments;
▪	cancel multi-year contracts and related orders if funds for contract performance for any subsequent year become unavailable;
▪	decline to exercise an option to renew a contract;
▪	exercise an option to purchase only the minimum amount, if any, specified in a contract;
▪	decline to exercise an option to purchase the maximum amount, if any, specified in a contract;
▪	claim rights to facilities or to products, including intellectual property, developed under the contract;
▪	require repayment of contract funds spent on construction of facilities in the event of contract default;
▪	take actions that result in a longer development timeline than expected;
▪	change the course of a development program in a manner that differs from the contract's original terms or from our desired development plan, including decisions regarding our partners in the program;
▪	pursue criminal or civil remedies under the False Claims Act and False Statements Act; and
▪	control or prohibit the export of products.

Generally, government contracts, including our CDC contract for BioThrax, contain provisions permitting unilateral termination or modification, in whole or in part, at the U.S. government's convenience. Under general principles of government contracting law, if the U.S. government terminates a contract for convenience, the other party to that contract may recover only its incurred or committed costs, settlement expenses and profit on work completed prior to the termination. If the U.S. government terminates a contract for default, the defaulting company is entitled to recover costs incurred and associated profits on accepted items only and may be liable for excess costs incurred by the government in procuring undelivered items from another source. One or more of our government contracts could be terminated under these circumstances. Some U.S. government contracts grant the U.S. government the right to use, for or on behalf of the U.S. government, any technologies developed by the contractor under the government contract. If we were to develop technology under a contract with such a provision, we might not be able to prohibit third parties, including our competitors, from using that technology in providing products and services to the U.S. government.

Additional Risks Related to Sales of Biodefense Products to the U.S. Government

Our business is subject to audit by the U.S. government and a negative audit could adversely affect our business.

U.S. government agencies such as the Defense Contract Audit Agency, or the DCAA, routinely audit and investigate government contractors. These agencies review a contractor's performance under its contracts, cost structure and compliance with applicable laws, regulations and standards.

The DCAA also reviews the adequacy of, and a contractor's compliance with, its internal control systems and policies, including the contractor's purchasing, property, estimating, compensation and management information systems. Any costs found to be improperly allocated to a specific contract will not be reimbursed, while such costs already reimbursed must be refunded. If an audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including:

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

As of June 30, 2012, we had $62.2 million principal amount of debt outstanding. We may seek to raise substantial external debt financing to provide additional financial flexibility. The assumption of debt could have significant adverse consequences, including:

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

As of June 30, 2012, we had $208.7 million of cash, cash equivalents and accounts receivable. Our future capital requirements will depend on many factors, including:

▪	the level and timing of BioThrax product sales and cost of product sales;
▪	our ability to obtain funding from government entities, non-government and philanthropic organizations and potential collaborative partners for our development programs;
▪	the acquisition of new facilities and capital improvements to new or existing facilities;
▪
the timing of, and the costs involved in, completion of qualification and validation activities related to Building 55, our large-scale manufacturing facility in Lansing, Michigan, and our facility in Baltimore, Maryland, and any capital improvements to the existing facilities;

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

We may require additional sources of funds for future acquisitions that we may make or, depending on the size of the obligation, to meet balloon payments upon maturity of our current borrowings.  To the extent our capital resources are insufficient to meet our future capital requirements, we will need to finance our cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. As of the date of the filing of this quarterly report on Form 10-Q, we have an effective shelf registration statement on file with the Securities and Exchange Commission that allows us to issue up to an aggregate of $180 million of equity, debt and certain other types of securities through one or more future offerings.  Current economic conditions may make it difficult to obtain financing on attractive terms or at all. Lenders may be able to impose covenants on us that could be difficult to satisfy, which could put us at increased risk of defaulting on debt. If financing is unavailable or lost, we could be forced to delay, reduce the scope of or eliminate our research and development programs or reduce our planned commercialization efforts.

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

BioThrax and all our product candidates are biologics. Manufacturing biologic products, especially in large quantities, is complex. The products must be made consistently and in compliance with a clearly defined manufacturing process. Accordingly, it is essential to be able to validate and control the manufacturing process to assure that it is reproducible. Slight deviations anywhere in the manufacturing process, including maintaining master seed or cell banks and preventing drift, obtaining materials, seed or cell growth, fermentation, filtration, filling, labeling, packaging, storage and shipping and quality control testing, may result in lot failures or manufacturing shut-down, delays in the release of lots, product recalls, spoilage or regulatory action. Success rates can vary dramatically at different stages of the manufacturing process, which can reduce yields and increase costs.  From time to time we may experience deviations in the manufacturing process that may take significant time and resources to resolve and if unresolved may affect manufacturing output and could cause us to fail to satisfy customer orders or contractual commitments, lead to a termination of one or more of our contracts, lead to delays in our clinical trials, result in litigation or regulatory action against us or cause the FDA to cease releasing product until the deviations are explained and corrected, any of which could be costly to us and negatively impact our business.

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

Additionally, potency testing of each lot of BioThrax is performed against a qualified reference lot that we maintain. We continually monitor the status of our reference lot and periodically produce and qualify a new reference lot to replace the existing reference lot.  For example, we prepared and qualified a new reference lot during 2011 to replace our prior, qualified reference lot. If we are not able to satisfy the FDA's requirements for release of BioThrax, our ability to sell BioThrax would be impaired until such time as we become able to meet such requirements, which would significantly impact our revenues, require us to utilize our cash balances to help fund our ongoing operations and otherwise harm our business.

Under our current contract with the CDC, we have the option to perform shipping services at no cost to the U.S. government. If we perform these shipping services, we are contractually required to ship BioThrax at a prescribed temperature range, and variations from that temperature range could result in lost product and could adversely affect our profitability. Delays, lot failures, shipping deviations, spoilage or other loss during shipping could cause us to fail to satisfy customer orders or contractual commitments, lead to a termination of one or more of our contracts, lead to delays in our clinical trials or result in litigation or regulatory action against us, any of which could be costly to us and otherwise harm our business.

Under our contract with BARDA for advanced development of chemical, biological, radiological and nuclear medical countermeasures, including domestic pandemic influenza vaccine manufacturing surge capacity, we could be required in a pandemic scenario to produce significant doses of vaccine in a short period of time.  Manufacturing under such circumstances could present technical and logistical challenges.  In addition, release of vaccine lots would require FDA approval.  Challenges or delays in producing and releasing pandemic influenza vaccine could result in lost revenues, damage our reputation or otherwise harm our business.

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

Our business may be harmed if we do not adequately forecast or control production facility needs.

The timing and amount of government or other customer demand can be difficult to predict. If we overestimate government or other customer demand, choose to commercialize products for which the market is smaller than we anticipate or otherwise create or maintain manufacturing facilities that are not efficiently utilized, we could incur significant unrecoverable costs.  We also may experience challenges ensuring sufficient production capacity.  For example, we may not be able to increase our production capabilities quickly enough to perform new government contracts or fill new customer orders on a timely basis. This could cause us to lose new business and possibly existing business.  In addition, if third party manufacturing services are not available on a time frame and cost acceptable to us, limited manufacturing capacity in our facilities could lead to delays in some of our product development and commercialization efforts.

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
▪
contract supplier's insistence on exclusivity, minimum or maximum levels of supply and related restrictions on our ability to increase or decrease supply, including provisions whereby we pay a penalty if we fail to order a minimum amount;

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

Our research and development and manufacturing processes may involve the use of hazardous materials, including chemicals, bacteria, viruses and radioactive materials, and produce waste products. Accordingly, the third parties that conduct clinical trials on our behalf and the third parties that manufacture our product candidates are subject to federal, state, local and foreign laws and regulations governing the use, manufacture, distribution, storage, handling, disposal and recordkeeping with respect to these materials. The Public Health Security and Bioterrorism Preparedness and Response Act and the Agricultural Protection Act require us to register with the CDC and the Animal and Plant Health Inspection Service, our possession, use or transfer of select biological agents or toxins that could pose a threat to public health and safety, to animal or plant health or to animal or plant products. This legislation requires stringent safeguards and security measures for these select agents and toxins, including controlled access and the screening of entities and personnel and establishes a comprehensive national database of registered entities.

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

We have invested a significant portion of our efforts and financial resources in the development of our vaccines and therapeutic product candidates and the acquisition of additional product candidates. In addition to BioThrax sales, our ability to generate near term revenue is dependent on the success of our development programs and collaboration programs, on the U.S. government's interest in providing development funding for or procuring certain of our product candidates, on the interest of non-governmental organizations in providing grant funding for development of certain of our product candidates and on the commercial viability of our product candidates. The commercial success of our product candidates will depend on many factors, including accomplishing the following in an economical manner:

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

We expect to rely on FDA regulations known as the "animal rule" to obtain approval for certain of our product candidates. The animal rule permits, in certain limited circumstances, the use of animal efficacy studies together with human clinical safety and immunogenicity trials to support an application for marketing approval. These regulations are relatively new, and we have limited experience in the application of these rules to the product candidates that we are developing. It is possible that results from these animal efficacy studies may not be predictive of the actual efficacy of our vaccine and therapeutic product candidates in humans. If we are not successful in completing the development and commercialization of our vaccine and therapeutic product candidates, or if we are significantly delayed in doing so, our business will be materially harmed.

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
We may fail to select or capitalize on the most scientifically, clinically or commercially promising or profitable product candidates.
We continue to evaluate our business strategy and, as a result, may modify our strategy in the future. In this regard, we may, from time to time, focus our product development efforts on different product candidates or may delay or halt the development of various product candidates. In addition, as a result of changes in our strategy, we may also change or refocus our existing drug discovery, development, commercialization and manufacturing activities. This could require changes in our facilities and personnel and restructuring various financial arrangements. We cannot be sure that any product development changes that we implement will be successful.  In particular, we may fail to select or capitalize on the most scientifically, clinically or commercially promising or profitable product candidates.  We have limited technical, managerial, and financial resources to determine which of our product candidates should proceed to initial clinical trials, later-stage clinical development, and potential commercialization and, further, we may make incorrect determinations as a result of our limited resources or information available to us at the time of our determination. Our decisions to allocate our research and development, management, and financial resources toward particular product candidates or therapeutic areas may not lead to the development of viable commercial products and may divert resources from better opportunities. Similarly, our decisions to delay or terminate drug development programs may also be incorrect and could cause us to miss valuable opportunities.

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

Government regulations may make it difficult for us to achieve significant sales of BioThrax to customers other than the U.S. government. For example, many foreign governments require licensure of BioThrax in their jurisdictions before they will consider procuring doses. Additionally, we are subject to export control laws imposed by the U.S. government. Although there are currently only limited restrictions on the export of BioThrax and related technology, the U.S. government may decide, particularly in the current environment of elevated concerns about global terrorism, to increase the scope of export prohibitions. These prohibitions could limit our sales of BioThrax to foreign governments and other foreign customers. In addition, U.S. government demand for an anthrax vaccine may limit supplies of BioThrax available for sale to non-U.S. government customers. For example, our efforts to develop domestic commercial and international sales may be impeded by the DoD's right under the Defense Production Act to require us to deliver more doses than we currently anticipate. Furthermore, the DoD's sale of BioThrax to foreign governments under the Foreign Military Sales program has had and may continue to have an adverse effect on our ability to sell BioThrax internationally.

Our ability to meet any future potential increased demand for sales of BioThrax to customers other than the U.S. government also depends on our available production capacity. We use substantially all of our current production capacity at our FDA-approved manufacturing facility in Lansing, Michigan to manufacture BioThrax for current sales to the U.S. government. Although we have constructed Building 55, a large-scale manufacturing facility at our Lansing campus that is available for large-scale production of BioThrax, use of Building 55 for large-scale production remains subject to final qualification and validation activities, which may not be successful.

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

The failure to comply with laws governing international business practices may result in substantial penalties, including suspension or debarment from government contracting. Violation of the FCPA can result in significant civil and criminal penalties. Indictment alone under the FCPA can lead to suspension of the right to do business with the U.S. government until the pending claims are resolved. Conviction of a violation of the FCPA can result in long-term disqualification as a government contractor. The termination of a government contract or relationship as a result of our failure to satisfy any of our obligations under laws governing international business practices would have a negative impact on our operations and harm our reputation and ability to procure government contracts. The SEC may also suspend or bar issuers from listing their securities on United States securities exchanges for violations of the FCPA's accounting provisions.

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

The U.S. government could conduct clinical trials involving BioThrax in populations or in a manner that may attract negative public attention or otherwise have a detrimental effect on the market's acceptance of BioThrax.

The use of vaccines carries a risk of adverse health effects. The adverse reactions that have been associated with the administration of BioThrax include local reactions, such as redness, swelling, injection site cellulitus and temporary limitation of motion in the inoculated arm, and systemic reactions, such as headache, fever, chills, nausea and general body aches. In addition, some serious adverse events have been reported to the vaccine adverse event reporting system database maintained by the CDC and the FDA with respect to BioThrax, including diabetes, heart attacks, autoimmune disorders, including Guillain-Barre syndrome, lupus, multiple sclerosis, lymphoma and death, which have not been causally linked to the administration of BioThrax.  The report of any adverse event to the vaccine adverse event reporting system database is not proof that the vaccine caused such event.

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

Political or social factors, including litigation, may delay or impair our ability to market BioThrax and our product candidates and may require us to spend time and money to address these issues.

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

In addition, substantial delays or cancellations of purchases could result from protests or challenges from third parties. Furthermore, lawsuits brought against us by third parties or activists, even if not successful, require us to spend time and money defending the related litigation. The need to address political and social issues may divert our management's time and attention from other business concerns. For example, between 2001 and 2006, members of the military and various activist groups who oppose mandatory inoculation with BioThrax petitioned the FDA and the federal courts to revoke the license for BioThrax and to terminate the DoD program for the mandatory administration of BioThrax to military personnel. Although the DoD has prevailed in those challenges to date, the actions of these groups have created negative publicity about BioThrax.  Additional lawsuits, publicity campaigns or other negative publicity may adversely affect the degree of market acceptance of, and thereby limit the demand for, BioThrax and our biodefense product candidates.  In such event, our ability to market and sell such products may be hindered and the commercial success of BioThrax and other products we develop will be harmed, thereby reducing our revenues.

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

Although BioThrax is the only anthrax vaccine approved by the FDA for the prevention of anthrax infection, the U.S. government is funding the development of new products that could compete with BioThrax and could eventually procure those new products in addition to, or instead of, BioThrax, potentially reducing our BioThrax revenues. For example, HHS awarded a development and SNS procurement contract to a competitor for an anthrax immune globulin therapeutic and has assisted this company in its production efforts by providing it with BioThrax doses that we delivered for placement into the SNS so that the competitor could immunize donors and obtain plasma for the competitor's product candidate. HHS awarded another development and SNS procurement contract to another competitor for an anthrax monoclonal antibody as a post-exposure therapeutic for anthrax infection.

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

With respect to protein therapeutics developed to target oncology and autoimmune and inflamatory dissorders indications, our competitors include Amgen, Pfizer, Takeda, Centocor Ortho Biotech, Merck, Mitsubishi Tanabe, Abbott, Eisai, Celgene, Bristol-Myers Squibb, UCB, Otsuka, Roche, Chugai, Genentech, Biogen Idec, Spectrum Pharmaceuticals, Bayer Schering, GlaxoSmithKline, Genzyme, Cephalon Oncology, Genmab, Allos Therapeutics, AstraZeneca, Boehringer Ingleheim, ImmunoGen, Gilead Sciences and Pharmacyclics.

If approved for the treatment of chronic lymphocytic leukemia, or CLL, non-hodgkins lymphoma, or NHL, or other B-cell malignancies, we anticipate that our product candidate TRU-016 would compete with other B-cell depleting therapies and related therapeutics.  Non-CD37-directed therapeutics marketed for the treatment of NHL or CLL, or both, include Rituxan ® (Genentech), Zevalin ® (Spectrum Pharmaceuticals, Inc. and Bayer Schering AG), Bexxar ® (GlaxoSmithKline), Campath ® (Genzyme and Bayer Schering AG), Treanda ® (Cephalon Oncology) and Arzerra ® (GlaxoSmithKline and Genmab). In addition, Boehringer Ingelheim and ImmunoGen, Inc. are both developing antibody therapies directed to CD37 and Gilead Sciences and Pharmacyclics are both developing new classes of oral drugs for the treatment of CLL.

If approved for the treatment of cutaneous T-cell lymphoma, or CTCL, peripheral T-cell lymphoma, or PTCL, or other T-cell lymphomas, we anticipate that our product candidate Zanolimumab would compete with other T-cell therapies and related therapeutics.  Therapeutics marketed for the treatment of CTCL or PTCL include Ontak and Targretin (Eisai), Istodax ® (Celgene), Zolinza ® (Merck), Folotyn ® (Allos Therapeutics) and Campath® (Bayer Schering). In addition, GlaxoSmithKline, Roche, Bristol-Myers Squibb, AstraZeneca and Spectrum Pharmaceuticals are developing therapies directed to CTCL or PTCL.

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

The Public Readiness and Emergency Preparedness Act, or PREP Act, which was signed into law in December 2005, creates immunity for manufacturers of biodefense countermeasures when the Secretary of HHS issues a declaration for their manufacture, administration or use. A PREP Act declaration is meant to provide immunity from all claims under state or federal law for loss arising out of the administration or use of a covered countermeasure. The Secretary of HHS has issued PREP Act declarations identifying BioThrax, Anthrivig and pandemic Influenza A vaccines as covered countermeasures.  Manufacturers are not entitled to protection under the PREP Act in cases of willful misconduct. Upon a declaration by the Secretary of HHS, a compensation fund is created to provide "timely, uniform, and adequate compensation to eligible individuals for covered injuries directly caused by the administration or use of a covered countermeasure." The "covered injuries" to which the program applies are defined as serious physical injuries or death. Individuals are permitted to bring a willful misconduct action against a manufacturer only after they have exhausted their remedies under the compensation program. Therefore, a willful misconduct action could be brought against us, thereby exposing us to liability, if any individuals exhaust their remedies under the compensation program.

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

Our revenues and profits from any products that we successfully develop, other than with respect to sales of our biodefense products under government contracts, will depend heavily upon the availability of adequate reimbursement for the use of such products from governmental and other third party payors, both in the U.S. and in other markets. Reimbursement by a third party payor may depend upon a number of factors, including the third party payor's determination that use of a product is:

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

Medicare Part B reimburses for physician-administered drugs and biologics based on the product's "average sales price." This reimbursement methodology went into effect in 2005 and has generally led to lower Medicare reimbursement levels than under the reimbursement methodology in effect prior to that time. The Medicare Part D outpatient prescription drug benefit went into effect in January 2006. Coverage under Medicare Part D is provided primarily through private entities, which act as plan sponsors and negotiate price concessions from pharmaceutical manufacturers.

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

Our success depends on our continued ability to attract, retain and motivate highly qualified managerial and key scientific and technical personnel. We consider Fuad El-Hibri, executive chairman of our Board of Directors and our former chief executive officer, and Daniel J. Abdun-Nabi, a member of our Board of Directors and our president and chief executive officer, to be key to our BioThrax operations and our efforts to develop and commercialize our product candidates. Mr. Abdun-Nabi succeeded Mr. El-Hibri as our chief executive officer on April 1, 2012.  Mr. El-Hibri continues to serve as executive chairman of the Board of Directors. Both of these key employees are at will employees and can terminate their employment at any time. We do not maintain "key person" insurance on any of our employees.

In addition, our growth will require us to retain and hire a significant number of qualified technical, commercial and management personnel, including scientific, clinical development, manufacturing and process development, regulatory, marketing and sales executives and field sales personnel, as well as administrative personnel.  Our ability to achieve our business strategies, including advancing drug candidates through later stage development or commercialization, depends on our ability to hire and retain high caliber scientists and other qualified personnel.  There is intense competition from other companies and research and academic institutions for qualified personnel in the areas of our activities. If we cannot continue to attract and retain, on acceptable terms, the qualified personnel necessary for the continued development of our business, we may not be able to sustain our operations or grow.

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

We also may face significant challenges in effectively integrating entities and businesses that we acquire, and we may not realize the benefits anticipated from such acquisitions or realize them in the predicted timeframe. Achieving the anticipated benefits of any acquired entities or businesses will depend in part upon whether we can integrate them in an efficient and effective manner.  Operational risks that could harm our existing operations or prevent realization of anticipated benefits from these transactions include:

▪	challenges associated with managing an increasingly diversified business;
▪	prioritization of product portfolios and related changes in resources available to each product portfolio;
▪	disruption of our pre-acquisition business;
▪	greater administrative burdens and operating costs;
▪	difficulty and expense in assimilating and integrating the operations, products, technology, information systems, culture or personnel of the acquired entities or businesses;
▪	potential loss of key collaborators;
▪	difficulty in entering markets in which we have limited or no direct experience;
▪	diversion of management's time and attention from other business concerns;
▪	difficulty in implementing uniform standards, controls, procedures and policies;
▪	the assumption of known and unknown liabilities of the acquired entities or businesses;
▪	increased exposure to uncertainties inherent in developing and commercializing new products;
▪	impairment of acquired intangible assets as a result of technological advances or worse-than-expected clinical results or performance of the acquired company or the partnered assets;
▪	challenges and costs associated with reductions in work force; and
▪	potential loss of key personnel.

If we are unable to integrate acquired entities and businesses successfully, our ability to develop new products and continue to expand our product pipeline may be limited and we may experience material adverse consequences to our business, financial condition or results of operations.

Our strategy of generating growth through acquisitions may not be successful.

Since our inception we have pursued a strategy of growing our business through licensing and acquisition. We commenced operations in September 1998 through an acquisition of rights to BioThrax, vaccine manufacturing facilities at a multi-building campus on approximately 12.5 acres in Lansing, Michigan and vaccine development and production know-how, all from the Michigan Biologic Products Institute. We acquired vaccine and therapeutic product candidates through our acquisition of Microscience Limited in 2005, our acquisition of substantially all of the assets of ViVacs GmbH in 2006, our acquisition of Trubion Pharmaceuticals, Inc. in October 2010 and our acquisition of certain assets of Vaxgen, Inc. in 2008, Avanir Pharmaceuticals, Inc. in 2008 and TenX BioPharma, Inc. in May 2011. To date, we have been unsuccessful in our efforts to commercialize any of the product candidates acquired by these acquisitions.

In the future, we may be unable to license or acquire suitable products or product candidates from third parties for a variety of reasons. A number of more established companies are also pursuing strategies to license or acquire products in the vaccine and therapeutic field and these established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities. In addition, we expect competition for acquisition candidates in the vaccine and therapeutic field to increase, which may result in fewer suitable acquisition opportunities for us, as well as higher acquisition prices. Other factors that may prevent us from licensing or otherwise acquiring suitable products and product candidates include the following:

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

We have expanded the scope of our business in recent years. We have acquired several drug candidates and have been advancing pre-clinical and multiple clinical stage product candidates. We plan to continue adding products and product candidates through internal development, in-licensing and acquisition over the next several years and to continue developing our existing product candidates that demonstrate the requisite efficacy and safety to advance into and through clinical trials. To manage the existing and planned future growth and the increasing breadth and complexity of our activities, we have grown our employee base substantially and will need to continue making additional investments in personnel, infrastructure, information management systems and resources. Our ability to develop and advance the commercialization of our products and product candidates, achieve our research and development objectives, add and integrate new products, and satisfy our commitments under our collaboration and acquisition agreements depends on our ability to respond effectively to these demands and expand our internal organization and infrastructure to accommodate our growth and additional anticipated growth. If we are unable to manage and advance these activities effectively, our ability to operate our business successfully and maximize the value of our product or our product candidates could suffer, which could materially and adversely affect our business, financial condition and prospects for future growth.

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

Securing FDA approval requires the submission of extensive preclinical and clinical data, information about product manufacturing processes and inspection of facilities and supporting information to establish the product candidate's safety and efficacy. Our future products may not be effective, may be only moderately effective or may prove to have significant side effects, toxicities or other characteristics that may preclude our obtaining regulatory approval or prevent or limit commercial use.

In the United States, BioThrax and our product candidates are regulated by the FDA as biologics. To obtain approval from the FDA to market our product candidates, we will be required to submit a biologics license application, or BLA, to the FDA. Ordinarily, the FDA requires a sponsor to support a BLA with substantial evidence of the product's safety and effectiveness in treating the targeted indication based on data derived from adequate and well-controlled clinical trials, including Phase III safety and efficacy trials conducted in patients with the disease or condition being targeted. For example, this will be the case with respect to any BLA that we may file in the future with respect to our oncology and auto-immune disease product candidates.  However, our biodefense product candidates require slightly different treatment. Specifically, because humans are rarely exposed to anthrax toxins under natural conditions, and cannot be intentionally exposed, statistically significant effectiveness of our biodefense product candidates cannot be demonstrated in humans, but instead may be demonstrated, in part, by utilizing animal models before they can be approved for marketing. This is known as the FDA's "animal rule".

We are required to use the animal rule in pursuit of FDA approval of Anthrivig, PreviThrax, Thravixa, NuThrax and BioThrax as a post-exposure prophylaxis, or PEP. We cannot guarantee that the FDA will permit us to proceed with licensure of any of our BioThrax related programs or our other product candidates under the animal rule. Even if we are able to proceed pursuant to the animal rule, the FDA may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies, refuse to approve our products, or place restrictions on our ability to commercialize those products.

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

The FDA conducts periodic inspections of our Lansing facilities with the most recent being in August 2011. Following each of these inspections, the FDA has issued inspectional observations on Form FDA 483, some of which were significant. We responded to the FDA regarding the inspectional observations relating to each inspection and, where necessary, implemented corrective action. All observations from these inspections have been successfully closed out. If in connection with any future inspection the FDA finds that we are not in substantial compliance with cGMP requirements, or if the FDA is not satisfied with the corrective actions we take in connection with any such inspection, the FDA may undertake enforcement action against us.

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

If one of our competitors obtains orphan drug exclusivity for an indication for a product that competes with one of the indications for one of our product candidates before we obtain orphan drug designation, and if the competitor's product is the same drug as ours, the FDA would be prohibited from approving our product candidate for the same orphan indication unless we demonstrate that our product is clinically superior or the FDA determines that the holder of the orphan drug exclusivity cannot assure the availability of sufficient quantities of the drug. We have obtained orphan drug status from the FDA for Anthrivig, Thravixa, TRU-016 (CLL indication), and zanolimumab (CTCL indication), and in the European Union for Anthrivig, Thravixa and our tuberculosis vaccine product candidate. None of our other products or product candidates have been designated as an orphan drug and there is no guarantee that the FDA will grant such designation in the future. Even if we obtain orphan drug exclusivity for one or more indications for one of our product candidates, we may not be able to maintain it. For example, if a competitive product that is the same drug or biologic as our product is shown to be clinically superior to our product, any orphan drug exclusivity we may have obtained will not block the approval of that competitive product.

The Fast Track designation for our product candidates may not actually lead to a faster development, regulatory review or approval.

We have obtained a Fast Track designation from the FDA for BioThrax as a PEP against anthrax infection and for Anthrivig, Thravixa and zanolimumab for CTCL. However, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw a Fast Track designation if the FDA believes that the designation is no longer supported by data from our clinical development program. Fast Track designation does not guarantee that we will qualify for or be able to take advantage of the FDA's expedited review procedures or that any application that we may submit to the FDA for regulatory approval will be accepted for filing or ultimately approved.

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

The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval, or may include different or additional risks. We may not obtain foreign regulatory approvals on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or jurisdictions or by the FDA. However, a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in another jurisdiction, including approval by the FDA.  For example, a provision of the European Pharmacopoeia may prevent use of our preferred cell line for the manufacture of our tuberculosis vaccine product candidate in the European Union unless such provision can be interpreted in a manner consistent with our product candidate's manufacturing process, despite the fact that the FDA had provided recent guidance to the contrary. We are continuing to work with the United Kingdom Medicines and Healthcare products Regulatory Agency and outside advisors to clarify the provision but we cannot be certain that our efforts will be successful, which could preclude our ability to commercialize this product candidate in the European Union.  We and our collaborators may not be able to obtain regulatory approvals to commercialize our products in any market.  The failure to obtain regulatory approval in foreign jurisdictions could materially harm our business.

Risks Related to Our Dependence on Third Parties

We may not be successful in maintaining and establishing collaborations, which could adversely affect our ability to develop and commercialize our product candidates domestically and internationally.

For each of our product candidates, we plan to evaluate the merits of retaining commercialization rights or entering into collaboration arrangements with leading pharmaceutical or biotechnology companies or non-governmental organizations. We expect that we will selectively pursue collaboration arrangements in situations in which the collaborator has particular technology, expertise or resources for the development or commercialization of our products and product candidates or for accessing particular markets.

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

▪	our collaborators may prefer regulatory strategies that differ from those we prefer, complicating the process of obtaining marketing approvals and releasing products;
▪	our collaboration agreements are likely to be for fixed terms and may be subject to termination by our collaborators;
▪
our collaborators may have the first right to maintain or defend our intellectual property rights and, although we may have the right to assume the maintenance and defense of our intellectual property rights if our collaborators do not do so, our ability to maintain and defend our intellectual property rights may be compromised by our collaborators' acts or omissions;

▪
our collaborators may utilize our intellectual property rights in such a way as to invite litigation that could jeopardize or invalidate our intellectual property rights or expose us to potential liability;

▪
our collaborators may decide not to pursue further development and commercialization of products and product candidates resulting from the collaboration, or may elect to discontinue research and development programs, which could delay development, result in impairment charges or write offs and increase the cost of developing our product candidates;

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

▪
disputes may arise between us and our collaborators that result in the delay or termination of the research, development or commercialization of our product candidates or that result in costly litigation or arbitration that diverts management's attention and consumes resources;

▪	our collaborators may experience financial difficulties;
▪	business combinations or significant changes in a collaborator's business strategy may adversely affect a collaborator's willingness or ability to complete its obligations; and
▪	our collaborators could independently move forward with a competing product candidate developed either independently or in collaboration with others, including our competitors.

For example, our previous collaborative partners, Abbott Laboratories, or Abbott, and Pfizer Inc., or Pfizer, terminated their collaborations with us following portfolio reprioritization processes.  Following the termination of our collaboration with Pfizer for the development of SBI-087, we experienced a charge of $9.6 million attributable to impairment of our SBI-087 in-process research and development asset.

Any of the potential outcomes described above could harm our business reputation and adversely affect us financially including by resulting in lower than expected revenues or increased development costs, delaying development, leading to a loss of market opportunities or impairing the value of the related product candidate.

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

Most health care providers, including research institutions from which we or our collaborators obtain patient information, are subject to privacy regulations promulgated under the Health Insurance Portability and Accountability Act, or HIPAA. Our clinical research efforts are not directly regulated by HIPAA. However, conduct by a person that may not be prosecuted directly under HIPAA's criminal provisions could potentially be prosecuted under aiding and abetting or conspiracy laws. Consequently, depending on the facts and circumstances, we could face substantial criminal penalties if we receive individually identifiable health information from a health care provider or research institution that has not satisfied HIPAA's disclosure standards. In addition, international data protection laws including the European Union Data Protection Directive and member state implementing legislation may apply to some or all of the clinical data obtained outside of the U.S. Furthermore, certain privacy laws and genetic testing laws may apply directly to our operations and/or those of our collaborators and may impose restrictions on our use and dissemination of individuals' health information.

Moreover, patients about whom we or our collaborators obtain information, as well as the providers who share this information with us, may have contractual rights that limit our ability to use and disclose the information. Claims that we have violated individuals' privacy rights or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.

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

Our patents also may not afford us protection against competitors with similar technology. Because patent applications in the U.S. and many foreign jurisdictions are typically not published until 18 months after filing, or in some cases not at all, and because publications of discoveries in the scientific literature often lag behind actual discoveries, neither we nor our licensors can be certain that we or they were the first to make the inventions claimed in issued patents or pending patent applications, or that we or they were the first to file for protection of the inventions set forth in these patent applications.  In addition, we know that other entities have filed patent applications in various jurisdictions that relate to several areas in which we are developing products.  Some of these patent applications have already resulted in patents and some are still pending.  If use of technology incorporated into or used to produce our product candidates is challenged, or if our processes or product candidates conflict with the patent rights of others, third parties could bring legal actions against us in Europe, the U.S. and elsewhere claiming damages and seeking to enjoin manufacturing and marketing of the affected products.  Further, patents generally expire, regardless of their date of issue, 20 years from the earliest claimed non-provisional filing date. As a result, the time required to obtain regulatory approval for a product candidate may consume part or all of the patent term. We are not able to accurately predict the remaining length of the applicable patent term following regulatory approval of any of our product candidates.

Should third parties file patent applications or obtain patents claiming technology also claimed by us in pending applications, we may be required to participate in derivation proceedings in the U.S. Patent and Trademark Office to determine inventorship, which could result in substantial costs to us and an adverse decision as to the inventorship, and therefore ownership, of our inventions.  An unfavorable outcome in a derivation proceeding could require us to cease using the technology or to license rights from prevailing third parties.  We cannot assure you that any prevailing party would offer us a license or that we could acquire any license made available to us on commercially acceptable terms.

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

We expect that we may need to in-license various components or technologies, including, for example, adjuvants and novel delivery systems, for some of our current or future product candidates. We may be unable to obtain the necessary licenses on acceptable terms, or at all. If we are unable to obtain such licenses, we could be prevented or delayed from continuing further development or from commercially launching the applicable product candidate.  For example, under our contract with BARDA to establish a Center for Innovation in Advanced Development and Manufacturing, we have an obligation to obtain a license to a pandemic influenza vaccine.  If we are unsuccessful in obtaining such a license from a partner of our choice on the required timeline, we may experience delays in contract performance and miss opportunities to bid on additional related contracts.  In addition, BARDA could terminate our contract or require us to obtain the license from an alternate, and possibly less attractive, partner.  If we or our collaborators must obtain licenses from third parties, fees must be paid for such licenses, which would reduce the revenues and royalties we may receive on commercialized products.

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

There has been substantial litigation and other proceedings regarding patent and other intellectual property rights in the biotechnology and pharmaceutical industries. For example, modified vaccinia Ankara, or MVA,-based vaccines have been the subject of significant intellectual property litigation. Specifically, Bavarian Nordic sued Acambis for patent infringement and other claims arising out of Acambis' importation of an MVA-based smallpox vaccine for biodefense use by the U.S. government. Bavarian Nordic claimed that its patents broadly covered the manufacture of MVA-based biological products and that Bavarian Nordic had rights in the biological materials used by Acambis. That litigation was terminated in July 2007 by a settlement and consent order. Bavarian Nordic subsequently sued Oxford BioMedica PLC, Oxford BioMedica Ltd. and Biomedica Inc., collectively Oxford BioMedica, alleging that Oxford BioMedica has infringed certain Bavarian Nordic U.S. patents by making, using and importing and inducing others to use Oxford BioMedica's experimental drug TroVax®, which is an MVA-based therapeutic cancer vaccine.  The lawsuit was settled in January 2010 by agreement between the parties.  We are also involved in several patent oppositions filed in the European Patent Office against certain of Bavarian Nordic's patents covering certain aspects of MVA technology.  In each of the opposition proceedings, the subject patents have also been opposed by one or more additional parties, including Sanofi Pasteur, Transgene, Baxter, Virbac and Innogenetics.  These oppositions have resulted in the European Patent Office narrowing the claims in each of the contested Bavarian Nordic patents, and each is now subject to appeal proceedings before the Technical Board of Appeal of the European Patent Office.

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

Risks Related to Information Technology
We rely significantly on information technology systems and any failure, inadequacy, interruption or security lapse of that technology, including any cybersecurity incidents, could harm our ability to operate our business effectively or result in data leakage of proprietary and confidential business and employee information.
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

In addition, our systems are potentially vulnerable to data security breaches-whether by employees or others-which may expose sensitive data to unauthorized persons. Such data security breaches could lead to the loss of trade secrets or other intellectual property, or could lead to the public exposure of personal information, including sensitive personal information, of our employees, clinical trial patients, customers, and others.

A significant business disruption or a breach in security resulting in misappropriation, theft or sabotage with respect to our proprietary and confidential business and employee information could result in financial, legal, business or reputational harm to us, any of which could adversely affect our business, financial condition and operating results.

Risks Related to Our Common Stock

Fuad El-Hibri, executive chairman of our Board of Directors, has significant influence over us, including through his ability to control the election of the members of our Board of Directors, and could delay or prevent a change of control.

Mr. El-Hibri has the ability to control the election of the members of our Board of Directors through his ownership interests in our significant stockholders. As of July 31, 2012, Mr. El-Hibri was the beneficial owner of approximately 25% of our outstanding common stock. Because Mr. El-Hibri has significant influence over the election of the members of our board, and because of his substantial control of our capital stock, Mr. El-Hibri will likely have the ability to delay or prevent a change of control of us that may be favored by other directors or stockholders and otherwise exercise substantial control over all corporate actions requiring board or stockholder approval, including any amendment of our certificate of incorporation or by-laws. The control by Mr. El-Hibri may prevent other stockholders from influencing significant corporate decisions and may result in conflicts of interest that could cause our stock price to decline.

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

Our stock price has been, and is likely to continue to be, volatile. From November 15, 2006, when our common stock first began trading on the New York Stock Exchange, through July 31, 2012, our common stock has traded as high as $27.00 per share and as low as $4.40 per share. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price of our common stock may be influenced by many factors, including:

▪	the success of competitive products or technologies;
▪	results of clinical trials of our product candidates or those of our competitors and success in our research and development programs;
▪	decisions and procurement policies by the U.S. government affecting BioThrax and our biodefense product candidates;
▪	regulatory developments in the U.S. and foreign countries;
▪	public concern as to the safety of drugs developed by us or others;
▪	announcements of issuances of common stock or acquisitions by us;
▪	the announcement and timing of new product introductions by us or others;
▪	termination or delay of development program(s) by our collaborative partners, or delay in achievement of collaboration milestones;
▪	announcements of technological innovations or new therapeutic products or methods by us or others;
▪	acts or omissions of our licensees, collaborators and suppliers;
▪	developments or disputes concerning patents or other proprietary rights;
▪	the recruitment or departure of key personnel;
▪	variations in our financial results or those of companies that are perceived to be similar to us;
▪	market conditions in the pharmaceutical and biotechnology sectors and issuance of new or changed securities analysts' reports or recommendations;
▪	general economic, industry and market conditions or other external factors, such as disaster or crisis; and
▪	the other factors described in this "Risk Factors" section.

In the past, securities class action litigation often has been instituted following periods of volatility in the market price of a company's securities. A securities class action suit against us could result in potential liabilities, substantial costs and the diversion of management's attention and resources, regardless of whether we win or lose.

We do not anticipate paying any cash dividends in the foreseeable future.

Although our Board of Directors has recently authorized a share repurchase program, we currently intend to retain our future earnings, if any, to fund the development and growth of our business and do not anticipate paying dividends on our common stock. Our current and any future debt agreements that we enter into may limit our ability to pay dividends. As a result, capital appreciation, if any, of our common stock will be the sole source of gain for our stockholders for the foreseeable future.

A significant portion of our shares may be sold into the market at any time. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales or the perception in the market that the holders of a large number of shares intend to sell shares could reduce the market price of our common stock.  Moreover, holders of an aggregate of approximately 7.6 million shares of our common stock outstanding as of July 31, 2012 have the right to require us to register these shares of common stock under specified circumstances. We recently registered 3.0 million of these shares to be sold by these holders from time to time.

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

Date: August 02, 2012

By: /s/  R. Don Elsey
R. Don Elsey
Sr. Vice President Finance, Chief Financial
Officer and Treasurer
(Principal Financial and Accounting Officer)

Date: August 02, 2012

EXHIBIT INDEX
Exhibit Number	Description
10.1#†
Modification No. 8 to Contract No. HHSO100201000034C, dated December 6, 2011, between Emergent Biodefense Operations Lansing LLC and the Biomedical Advanced Research and Development Authority of the U.S. Department of Health and Human Services.

10.2#†
Modification No. 11 to Contract No. HHSO100201000034C, dated July 18, 2012, between Emergent Biodefense Operations Lansing LLC and the Biomedical Advanced Research and Development Authority of the U.S. Department of Health and Human Services.

10.3#†
Modification No. 16 to Contract No. HHS0100200700037C, dated June 1, 2012, between Emergent BioDefense Operations Lansing LLC and the Biomedical Advanced Research and Development Authority of the U.S. Department of Health and Human Services.

10.4
Second Amended and Restated Emergent BioSolutions Inc. 2006 Stock Incentive Plan (incorporated by reference to Appendix A to the Company's definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on April 6, 2012).

10.5
Emergent BioSolutions Inc. 2012 Employee Stock Purchase Plan (incorporated by reference to Appendix B to the Company's definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on April 6, 2012).

10.6#	Amendment to Lease Agreement, dated July 26, 2012, between Emergent Product Development Seattle, LLC and Selig Real Estate Holdings Eight, LLC.
10.7#
First Amendment to Loan Documents, dated as of June 26, 2012, among the Company, Emergent Manufacturing Operations Baltimore LLC, Emergent BioDefense Operations Lansing LLC and PNC Bank, National Association.

10.8#	Amendment to Loan Documents, dated as of July 11, 2012, among the Company, Emergent Manufacturing Operations Baltimore LLC, Emergent BioDefense Operations Lansing LLC and PNC Equipment Finance, LLC.
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101. INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linksbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language):

(i)
Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2012 and June 30, 2011, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2012 and 2011 (iii) Condensed Consolidated Balance Sheets at June 30, 2012 and December 31, 2011, (iv) Condensed Consolidated Statements of Cash Flows for the three and six months ended  June 30, 2012 and 2011 and (v) Notes to Consolidated Financial Statements.

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