Form 10-Q
period 2012-09-30
Emergent BioSolutions Inc.
filed 2012-11-01
CIK 1367644

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of October 26, 2012, the registrant had 35,851,324 shares of common stock outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1.                            FINANCIAL STATEMENTS

Emergent BioSolutions Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share and per share data)

	September 30,	December 31,
	2012	2011
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$197,901	$143,901
Investments	-	1,966
Accounts receivable	17,085	74,153
Inventories	18,245	14,661
Deferred tax assets, net	327	1,735
Income tax receivable, net	9,618	9,506
Restricted cash	-	220
Prepaid expenses and other current assets	9,759	8,276
Total current assets	252,935	254,418

Property, plant and equipment, net	232,310	208,973
In-process research and development	41,800	51,400
Goodwill	5,502	5,502
Assets held for sale	-	11,765
Deferred tax assets, net	6,728	13,999
Other assets	750	807

Total assets	$540,025	$546,864

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$27,348	$40,530
Accrued expenses and other current liabilities	1,332	1,170
Accrued compensation	16,170	20,884
Contingent value rights, current portion	-	1,748
Long-term indebtedness, current portion	4,148	5,360
Deferred revenue	1,574	1,362
Total current liabilities	50,572	71,054

Contingent value rights, net of current portion	-	3,005
Long-term indebtedness, net of current portion	58,866	54,094
Other liabilities	2,175	1,984
Total liabilities	111,613	130,137

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.001 par value; 15,000,000 shares authorized, 0 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized, 36,237,537 shares issued and 36,139,937 shares outstanding at September 30, 2012; 36,002,698 shares issued and outstanding at December 31, 2011	36	36
Additional paid-in capital	228,080	220,654
Treasury stock, at cost, 97,600 common shares at September 30, 2012	(1,457)	-
Accumulated other comprehensive loss	(3,901)	(3,313)
Retained earnings	204,286	196,869
Total Emergent BioSolutions Inc. stockholders' equity	427,044	414,246
Noncontrolling interest in subsidiaries	1,368	2,481
Total stockholders' equity	428,412	416,727
Total liabilities and stockholders' equity	$540,025	$546,864

The accompanying notes are an integral part of these consolidated financial statements.

Emergent BioSolutions Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)
Revenues:
Product sales	$54,011	$43,663	$141,529	$120,739
Contracts and grants	12,581	15,099	45,753	44,697
Total revenues	66,592	58,762	187,282	165,436

Operating expense:
Cost of product sales	10,230	10,706	30,927	27,843
Research and development	27,390	29,216	84,281	95,456
Selling, general and administrative	19,155	17,432	56,542	56,028
Impairment of in-process research and development	-	-	9,600	-
Income (loss) from operations	9,817	1,408	5,932	(13,891)

Other income (expense):
Interest income	55	22	103	81
Interest expense	-	-	-	-
Other income (expense), net	(16)	37	1,745	(9)
Total other income (expense)	39	59	1,848	72

Income (loss) before provision for (benefit from) income taxes	9,856	1,467	7,780	(13,819)
Provision for (benefit from) income taxes	4,236	1,604	4,639	(3,032)
Net income (loss)	5,620	(137)	3,141	(10,787)
Net loss attributable to noncontrolling interest	997	1,686	4,276	5,149
Net income (loss) attributable to Emergent BioSolutions Inc.	$6,617	$1,549	$7,417	$(5,638)

Income (loss) per share - basic	$0.18	$0.04	$0.21	$(0.16)
Income (loss) per share - diluted	$0.18	$0.04	$0.20	$(0.16)

Weighted-average number of shares - basic	36,202,801	35,855,217	36,144,242	35,552,900
Weighted-average number of shares - diluted	36,670,094	36,447,933	36,424,630	35,552,900

The accompanying notes are an integral part of these consolidated financial statements.

Emergent BioSolutions Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)

Net income (loss) attributable to Emergent BioSolutions Inc.	$6,617	$1,549	$7,417	$(5,638)
Foreign currency translations	(652)	(122)	(588)	(784)
Comprehensive income (loss)	$5,965	$1,427	$6,829	$(6,422)

The accompanying notes are an integral part of these consolidated financial statements.

Emergent BioSolutions Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:	(Unaudited)

Net income (loss)	$3,141	$(10,787)
Adjustments to reconcile to net cash provided by (used in) operating activities:
Stock-based compensation expense	8,417	7,911
Depreciation and amortization	7,679	6,926
Deferred income taxes	8,679	11,937
Non-cash development expenses from joint ventures	3,163	4,263
Change in fair value of contingent value rights	(3,005)	1,325
Impairment of in-process research and development	9,600	-
Impairment of long-lived assets	-	676
Excess tax benefits from stock-based compensation	1,485	(1,502)
Other	(39)	60
Changes in operating assets and liabilities:
Accounts receivable	57,006	(9,705)
Inventories	(3,584)	(5,257)
Income taxes	(1,597)	(15,760)
Prepaid expenses and other assets	(1,544)	132
Accounts payable	(3,495)	(278)
Accrued expenses and other liabilities	301	(194)
Accrued compensation	(4,790)	(9,350)
Deferred revenue	212	(5,143)
Net cash provided by (used in) operating activities	81,629	(24,746)
Cash flows from investing activities:
Purchases of property, plant and equipment	(40,943)	(34,153)
Proceeds from sale of assets	11,765	-
Proceeds from maturity of investments	1,966	3,750
Purchase of investments	-	(5,220)
Net cash used in investing activities	(27,212)	(35,623)
Cash flows from financing activities:
Proceeds from borrowings on long-term indebtedness	12,946	21,298
Issuance of common stock subject to exercise of stock options	495	8,836
Excess tax benefits from stock-based compensation	(1,485)	1,502
Principal payments on long-term indebtedness	(9,386)	(14,931)
Contingent value right payment	(1,748)	-
Purchase of treasury stock	(1,457)	-
Release of restricted cash deposit	220	-
Net cash provided by (used in) financing activities	(415)	16,705

Effect of exchange rate changes on cash and cash equivalents	(2)	(9)

Net increase (decrease) in cash and cash equivalents	54,000	(43,673)
Cash and cash equivalents at beginning of period	143,901	169,019
Cash and cash equivalents at end of period	$197,901	125,346

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

In the opinion of the Company's management, any adjustments contained in the accompanying unaudited consolidated financial statements are of a normal recurring nature, and are necessary to present fairly the financial position of the Company as of September 30, 2012 and the results of operations, comprehensive income (loss) and cash flows for the three and nine months ended September 30, 2012 and 2011. Interim results are not necessarily indicative of results that may be expected for any other interim period or for an entire year.

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

2.     Fair value measurements

The following table represents the Company's fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis:

	At September 30, 2012
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment in money market funds (1)	$62,901	$	$	$62,901
Total assets	$62,901	$-	$-	$62,901

	At December 31, 2011
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment in money market funds (1)	$73,005	$-	$-	$73,005
U.S. Treasury securities (2)	-	1,966	-	1,966
Total assets	$73,005	$1,966	$-	$74,971

Liabilities:
Contingent value rights	$-	$-	$4,753	$4,753
Total liabilities	$-	$-	$4,753	$4,753

(1)                     Included in cash and cash equivalents in accompanying consolidated balance sheets.
(2)                     Included in investments in accompanying consolidated balance sheets.

As of September 30, 2012 and 2011, the Company did not have any transfers between Level 1 and Level 2 assets or liabilities.

The fair value of the contingent value right ("CVR") obligations is based on management's assessment of certain development and collaboration milestones, which are inputs that have no observable market (Level 3).  The obligation is measured using a discounted cash flow model. For the three and nine months ended September 30, 2012 and 2011, changes in the fair value of the CVR obligations resulted from an update to the probability and estimated timing of achievement for certain development milestones along with an adjustment to the discount rates.

For the three months ended September 30, 2012, the Company recorded no adjustment to the fair value of the CVR obligations. For the nine months ended September 30, 2012, the Company recorded decreases in the CVR obligations of $3.0 million due to Pfizer Inc. ("Pfizer") ceasing development of programs related to the CVR milestones and a $1.7 million payment related to the Company's collaboration with Abbott Laboratories ("Abbott"). For the three months ended September 30, 2011, the Company recorded a reduction of $84,000 in the value for the CVRs. For the nine months ended September 30, 2011, the Company recorded a charge of $1.3 million to increase the CVRs to fair value. The adjustments to fair value are classified in the Company's statement of operations as research and development expense within the Company's Biosciences segment.

The following table is a reconciliation of the beginning and ending balance of the liabilities measured at fair value using significant unobservable inputs (Level 3) during the nine months ended September 30, 2012 and the year ended December 31, 2011.

(in thousands)
Balance at January 1, 2011	$14,532
Expense included in earnings	221
Expense (income) included in comprehensive income (loss)	-
Settlements	(10,000)
Purchases, sales, issuances and settlements	-
Transfers in/(out) of Level 3	-
Balance at December 31, 2011	$4,753
Income included in earnings	(3,005)
Expense (income) included in comprehensive income (loss)	-
Settlements	(1,748)
Purchases, sales and issuances
Transfers in/(out) of Level 3
Balance at September 30, 2012	$-

Separate disclosure is required for assets and liabilities measured at fair value on a recurring basis, as documented above, from those measured at fair value on a nonrecurring basis.  During the nine months ended September 30, 2012, the Company's SBI-087 in-process research and development ("IPR&D") asset and goodwill were measured at fair value on a nonrecurring basis (see Note 4).  As of September 30, 2012, the Company had no other assets or liabilities that were measured at fair value on a nonrecurring basis.

Both the carrying value and fair value of long-term indebtedness at September 30, 2012 and December 31, 2011 were $63.0 million and $59.5 million, respectively.

3.  Inventories

Inventories consist of the following:

	September 30,	December 31,
(in thousands)	2012	2011
Raw materials and supplies	$3,159	$2,313
Work-in-process	10,150	10,149
Finished goods	4,936	2,199
Total inventories	$18,245	$14,661

4.    In-process research and development and goodwill

During the nine months ended September 30, 2012, Pfizer terminated its development programs with respect to the Company's SBI-087 product candidate. The Company considered termination as a potential indicator of impairment of the related SBI-087 IPR&D asset, and as a result assessed the fair value of this asset. As part of the assessment, the Company considered the impact of Pfizer's decision, along with the Company's decision to no longer pursue further development of this asset. As a result, the Company recorded an impairment charge of $9.6 million during the nine months ended September 30, 2012, which represented the entire carrying value of the SBI-087 IPR&D asset. This charge is classified in the Company's statement of operations as impairment of in-process research and development, within the Company's Biosciences segment.

The Company determined the fair value of the SBI-087 IPR&D asset by utilizing an income approach. The Company's cash flow projections include management's estimates related to the costs to develop the technology into commercially viable products, the resulting revenue from the products, and discounting the net cash flows to present value. The revenue and cost projections were adjusted to reflect the probability of successful new drug development. Additionally, the projections considered the relevant market sizes and growth factors, expected trends in technology, and the nature and expected timing of new product introductions. The rates utilized to discount the net cash flows to their present value were commensurate with the stage of development of the SBI-087 product candidate and uncertainties in the economic estimates used in the projections described above.

As a result of the impairment of the SBI-087 IPR&D asset, the Company also performed an analysis of the Biosciences therapeutic reporting unit, which contains all goodwill reported on the Company's consolidated balance sheets as of September 30, 2012.  Based on the analysis, the estimated fair value of the Biosciences therapeutic reporting unit was in excess of carrying value, and therefore no impairment of goodwill was recorded.

5.  Assets held for sale

During the nine months ended September 30, 2012, the Company completed the sale of two buildings in Frederick, Maryland for $12.2 million. These buildings had been classified as assets held for sale.  The Company realized proceeds equal to the carrying value, less cost to sell, of these buildings and there was no gain or loss on the sale.

6.  Long-term debt

The components of long-term indebtedness are as follows:

	September 30,	December 31,
(in thousands)	2012	2011
Construction loan dated July 2011; LIBOR plus 3%, due July 2017	$29,750	$26,095
Equipment loan dated August 2011; variable, due August 2017	10,467	1,426
Term loan dated December 2009; three month LIBOR plus 3.25%, due December 2014	18,579	19,717
Term loan dated November 2009; three month LIBOR plus 3.25%, due November 2014	4,218	4,478
Loan dated October 2004; 3.0%, repaid in March 2012	-	2,500
Term loan dated October 2004; 3.48%, repaid in March 2012	-	5,238
Total long-term indebtedness	63,014	59,454
Less current portion of long-term indebtedness	(4,148)	(5,360)
Noncurrent portion of long-term indebtedness	$58,866	$54,094

On June 28, 2012, the Company amended the financial covenants of the $30.0 million Construction Loan and the $12.0 million Equipment Loan with PNC Bank to include a revised definition of earnings before income taxes, depreciation and amortization that excludes certain non-cash charges.  As of September 30, 2012, the Company was in compliance with all debt covenants.

7.  Stockholders' equity

Preferred stock

The Company is authorized to issue up to 15,000,000 shares of preferred stock, $0.001 par value per share ("Preferred Stock"). Any Preferred Stock issued may have dividend rates, voting rights, conversion privileges, redemption characteristics, and sinking fund requirements as approved by the Company's board of directors.

Common stock

The Company currently has one class of common stock, $0.001 par value per share common stock ("Common Stock"), authorized and outstanding. The Company is authorized to issue up to 100,000,000 shares of Common Stock. Holders of Common Stock are entitled to one vote for each share of Common Stock held on all matters, except as may be provided by law.

Treasury stock

On May 17, 2012, the Company's Board of Directors authorized the repurchase of up to $35.0 million of its common stock through a share repurchase program. The repurchase program terminates on December 31, 2013. Under the program, the Company is authorized to repurchase shares through Rule 10b5−1 plans, open market purchases, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b−18 of the Securities Exchange Act of 1934. This share repurchase program does not obligate the Company to acquire any specific number of shares and may be suspended or discontinued at any time. The timing and amount of the shares to be repurchased will be based on market conditions and other factors, including price, corporate and regulatory requirements, and alternative investment opportunities. The Company repurchased approximately 98,000 shares for $1.5 million during the nine months ended September 30, 2012. During October 2012, the Company repurchased approximately 301,000 additional shares for $4.4 million.

Stock options and restricted stock units

As of September 30, 2012, the Company had two stock-based employee compensation plans, the Second Amended and Restated Emergent BioSolutions Inc. 2006 Stock Incentive Plan (the "2006 Plan") and the Emergent BioSolutions Employee Stock Option Plan (the "2004 Plan") (together, the "Emergent Plans"). The Company has granted options to purchase shares of common stock under the Emergent Plans and has granted restricted stock units under the 2006 Plan. The Emergent Plans have both incentive and non-qualified stock option features. The Company no longer grants equity awards under the 2004 Plan.

On May 17, 2012, the Company's shareholders approved amendments to the 2006 Plan, which increased the number of shares of common stock available for issuance under plan awards by 2,500,000.  As of September 30, 2012, an aggregate of 11,178,826 shares of common stock were authorized for issuance under the 2006 Plan, of which a total of 3,757,713 shares of common stock remain available for future awards to be made to plan participants. As part of the May 2012 amendment, awards of restricted stock units after May 17, 2012 are counted against the maximum aggregate number of shares of common stock available for issuance under the 2006 Plan as 1.86 shares of common stock for every one restricted stock unit granted. The maximum number of shares subject to awards that may be granted per year under the 2006 Plan to a single participant is 287,700. The exercise price of each option must be not less than 100% of the fair market value of the shares underlying such option on the date of grant. Awards granted under the 2006 Plan have a contractual life of no more than 10 years. The terms and conditions of equity awards (such as price, vesting schedule, term and number of shares) under the Emergent Plans are determined by the compensation committee of the Company's board of directors, which administers the Emergent Plans.  Each equity award granted under the Emergent Plans vests as specified in the relevant agreement with the award recipient and no option can be exercised after ten years from the date of grant.

The following is a summary of option award activity under the Emergent Plans:

	2006 Plan		2004 Plan
	Number of Shares	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2011	3,090,909	$17.35	53,156	$8.86	$6,238,427
Granted	743,491	15.72	-	-
Exercised	(56,891)	8.71	-	-
Forfeited	(163,484)	19.38	-	-
Outstanding at September 30, 2012	3,614,025	$17.06	53,156	$8.86	$3,480,855
Exercisable at September 30, 2012	2,177,151	$16.15	53,156	$8.86	$3,480,855

The following is a summary of restricted stock unit award activity under the 2006 Plan:

	Number of Shares	Weighted-Average Grant Price	Aggregate Intrinsic Value
Outstanding at December 31, 2011	635,500	$20.89	$10,714,450
Granted	391,797	15.67
Vested	(256,802)	15.23
Forfeited	(40,763)	19.88
Outstanding at September 30, 2012	729,732	$18.53	$10,369,492

8.  Variable interest entities

In July 2008, the Company entered into a collaboration with the University of Oxford ("Oxford") and certain Oxford researchers to conduct clinical trials to advance a vaccine product candidate for tuberculosis, resulting in the formation of the Oxford-Emergent Tuberculosis Consortium ("OETC").  The Company has a 51% equity interest in OETC and controls the OETC Board of Directors. In addition, the Company has certain funding and service obligations related to its investment. In July 2011, the Company entered into an intercompany loan agreement with OETC, under which the Company agreed to provide OETC with a loan of up to $14.0 million to fund future clinical and development costs for the tuberculosis vaccine product candidate. The loan value can be increased to up to $23.0 million at the sole discretion of the Company. The loan bears interest at the rate of 8% per annum. Principal and interest on the outstanding balance will be due and payable in December 2014 or upon occurrence of either an event of default or the closing of a debt or equity financing by OETC that results in net proceeds equal to or in excess of $30.0 million in a single transaction or a series of related transactions. Under the terms of the loan, OETC is required to comply with certain non-financial covenants. As of September 30, 2012, OETC was in compliance with all non-financial covenants.  As of September 30, 2012, $4.0 million has been drawn by OETC under the loan facility.  The Company evaluates its variable interests in OETC on a quarterly basis and has determined that it is the primary beneficiary as it has the power to direct the activities of OETC that most significantly impact OETC's economic performance and will absorb the majority of expected losses. Accordingly, the Company consolidates OETC. As of September 30, 2012 and 2011, respectively, assets of $1.6 million and $408,000 and liabilities of $2.8 million and $532,000 related to OETC were included within the Company's consolidated balance sheets.   During the three and nine months ended September 30, 2012, respectively, OETC incurred net losses of $2.0 million and $8.5 million, of which $1.0 million and $4.3 million are included in the Company's consolidated statement of operations. During the three and nine months ended September 30, 2011, respectively, OETC incurred net losses of $3.1 million and $9.9 million, of which $1.6 million and $5.0 million are included in the Company's consolidated statement of operations.

In conjunction with the establishment of OETC, the Company granted a put option to Oxford and certain Oxford researchers whereby the Company may be required to acquire all of the OETC shares held by Oxford and the Oxford researchers at the fair market value of the underlying shares. This put option is contingent upon the satisfaction of a number of conditions that must exist or occur subsequent to the granting by the European Commission of marketing authorization for the OETC-sponsored tuberculosis vaccine product candidate. The Company accounts for the put option in accordance with the accounting provisions related to derivatives and distinguishing liabilities from equity. In accordance with these provisions, the Company has determined that the put option had a de minimis fair value as of September 30, 2012.

In July 2010, the Company entered into a collaboration with Temasek Life Sciences Ventures Pte Limited, resulting in the formation of EPIC Bio Pte Limited ("EPIC"). The EPIC collaboration is intended to advance the development of vaccine and monoclonal products for worldwide prophylaxis or treatment of infection caused by existing or anticipated future pandemic influenza strains via a hemagglutinin-based medical countermeasure The Company has a 60% equity interest in EPIC and controls the EPIC Board of Directors. The Company evaluates its variable interests in EPIC on a quarterly basis and has determined that it is the primary beneficiary as it has the power to direct the activities of EPIC that most significantly impact EPIC's economic performance and will absorb the majority of expected losses. Accordingly, the Company consolidates EPIC. As of September 30, 2012 and 2011, respectively, assets of $349,000 and $1.6 million and liabilities of $168,000 and $830,000 related to EPIC were included within the Company's consolidated balance sheets.  During the three and nine months ended September 30, 2012, respectively, EPIC incurred net losses of $45,000 and $255,000, of which $27,000 and $153,000 are included in the Company's consolidated statement of operations. During the three and nine months ended September 30, 2011, EPIC incurred net losses of $407,000 and $783,000, respectively, of which $244,000 and $470,000 are included in the Company's consolidated statement of operations.

The following is a summary of the stockholders' equity attributable to the Company and the noncontrolling interests:

	Emergent	Noncontrolling
(in thousands)	BioSolutions Inc.	Interests	Total
Stockholders' equity at December 31, 2011	$414,246	$2,481	$416,727
Non-cash development expenses from variable interest entities	-	3,163	3,163
Net income (loss)	7,417	(4,276)	3,141
Other	5,381	-	5,381
Stockholders' equity at September 30, 2012	$427,044	$1,368	$428,412

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

During the nine months ended September 30, 2012 and for the three and nine months ended September 30, 2011, the Company recognized revenue of $2.7 million, $1.6 million and $5.5 million, respectively, for research and development services pursuant to the Abbott collaboration, which are included in the Company's statements of operations as contracts and grants revenue within the Company's Biosciences segment. No revenue was recognized for the three months ended September 30, 2012.

Pfizer Inc.

In December 2005, Trubion entered into an agreement (the "Pfizer Agreement") with Wyeth Pharmaceuticals, now a wholly-owned subsidiary of Pfizer, for the development and worldwide commercialization of CD20-directed therapeutics.  In May 2011, the Company and Pfizer entered into a third amendment to the Pfizer Agreement (the "Biosimilar Amendment") in which the Company released certain restrictions related to the development and commercialization of biosimilar CD20 antibodies. Under the terms of this amendment, the Company received a $2.5 million non-refundable payment upon execution of the Biosimilar Amendment, and is entitled to receive royalty payments in the low-single digits on net sales of certain Pfizer biosimilar products directed to CD20, subject to the satisfaction of specified conditions. In September 2012, the Pfizer Agreement terminated. The Company's right to receive royalty payments under the Biosimiliar Amendment survives termination of the Pfizer Agreement.

For the three and nine months ended September 30, 2012 and 2011, the Company recognized revenue of $356,000, $478,000, $1.2 million and $4.0 million, respectively, for research and development services pursuant to the Pfizer Agreement, which are included in the Company's financial statements of operations as contracts and grants revenue within the Company's Biosciences segment.

10.  Business interruption insurance recovery
During the nine months ended September 30, 2012, the Company recorded $1.7 million in insurance recovery related to a power outage at its Lansing, Michigan facility.  The insurance recovery is classified in the Company's statement of operations as other income (expense), net.
11.  Earnings per share

The following table presents the calculation of basic and diluted net income (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2012	2011	2012	2011
Numerator:
Net income (loss)	$6,617	$1,549	$7,417	$(5,638)

Denominator:
Weighted-average number of shares—basic	36,202,801	35,855,217	36,144,242	35,552,900
Dilutive securities—equity awards	467,293	592,716	280,388	-
Weighted-average number of shares—diluted	36,670,094	36,447,933	36,424,630	35,552,900

Income (loss) per share-basic	$0.18	$0.04	$0.21	$(0.16)
Income (loss) per share-diluted	$0.18	$0.04	$0.20	$(0.16)

Stock options with exercise prices in excess of the average per share closing price during the period are not considered in the calculation of fully diluted earnings per share. For the three month periods ended September 30, 2012 and 2011, approximately 3.0 million and 1.7 million stock options, respectively, and 2.9 million stock options for the nine month period ended September 30, 2012, were excluded from the calculation. These stock options were excluded because the exercise prices were in excess of the average per share closing price.  For the nine month period ended September 30, 2011, approximately 3.9 million shares pursuant to equity awards were excluded from the calculation of diluted earnings per share because the net loss attributable to Emergent BioSolutions Inc. would make these awards antidilutive.

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

The Company's segment presentation for the three and nine months ended September 30, 2011 has been reclassified to conform to the 2012 presentation.  In the third quarter of 2012, the Company received a contract from the U.S. government to establish a Center for Innovation in Advanced Development and Manufacturing and as such reevaluated its segments. The Company reclassified certain components of its segments to reflect the current presentation to, and review of, financial information by the chief operating decision maker. Total assets by reportable segments are not disclosed as these assets are not reviewed separately by the Company's chief operating decision maker.

	Reportable Segments
(in thousands)	Biodefense	Biosciences	All Other	Total
Three Months Ended September 30, 2012
External revenue	$66,238	$354	$-	$66,592
Net income (loss)	20,760	(12,165)	(1,978)	6,617
Three Months Ended September 30, 2011
External revenue	$56,679	$2,083	$-	$58,762
Net income (loss)	17,326	(14,260)	(1,517)	1,549

	Reportable Segments
(in thousands)	Biodefense	Biosciences	All Other	Total
Nine Months Ended September 30, 2012
External revenue	$181,838	$5,444	$-	$187,282
Net income (loss)	59,361	(47,019)	(4,925)	7,417
Nine Months Ended September 30, 2011
External revenue	$155,864	$9,572	$-	$165,436
Net income (loss)	46,863	(48,691)	(3,810)	(5,638)

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Product Portfolio

Emergent BioSolutions is a specialty pharmaceutical company seeking to protect and enhance life by offering specialized products to healthcare providers and governments to address medical needs and emerging health threats. For financial reporting purposes, we operate in two business segments, Biodefense and Biosciences.

Our Biodefense segment is directed to government-sponsored development and supply of countermeasures against potential agents of bioterrorism and primarily targets the infectious disease anthrax. Our programs in this division include a pipeline of investigational product candidates and one marketed product, BioThrax® (Anthrax Vaccine Adsorbed), the only vaccine approved by the U.S. Food and Drug Administration, or FDA, for the prevention of anthrax disease. Operations in this segment include biologics manufacturing, regulatory and quality affairs in support of BioThrax, product development infrastructure in support of our investigational product candidates and manufacturing and related infrastructure initiatives.

Our Biosciences segment is directed to commercial opportunities and targets oncology, including the B-cell malignancies chronic lymphocytic leukemia, or CLL, and non-Hodgkin's lymphoma, or NHL; autoimmune and inflammatory disorders, or AIID, and infectious diseases such as tuberculosis and influenza.  Our programs in this segment include clinical stage investigational product candidates and development programs for our platform technologies. Operations in this segment include product development in support of our investigational product candidates and manufacturing and related infrastructure initiatives in support of our technology platforms.

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

Product Sales

We have derived substantially all of our product sales revenues from BioThrax sales to the U.S. government.  We are currently a party to a contract with the Centers for Disease Control and Prevention, or CDC, to supply 44.75 million doses of BioThrax for placement into the Strategic National Stockpile, or SNS, over a five-year period.  We expect for the foreseeable future to continue to derive substantially all of our product sales revenues from our sales of BioThrax to the U.S. government. Our total revenues from BioThrax sales were $141.5 million and $120.7 million for the nine months ended September 30, 2012 and 2011, respectively. We are focused on increasing sales of BioThrax to U.S. government customers, expanding the market for BioThrax to other customers domestically and internationally and pursuing label expansions and improvements for BioThrax.

Contracts and Grants

We seek to advance development of our product candidates through external funding arrangements. We may slow down development programs or place them on hold during periods that are not covered by external funding. We have received funding from the U.S. government for the following development programs:

▪	Anthrivig TM (Human Anthrax Immune Globulin)
▪	BioThrax as a post-exposure prophylaxis, or PEP;
▪	NuThrax TM (Anthrax Vaccine Adsorbed containing CPG 7909 Adjuvant);
▪	Large-scale manufacturing for BioThrax;
▪	PreviThrax TM (Recombinant Protective Antigen Anthrax Vaccine, Purified);
▪	Thravixa TM (Fully Human Anthrax Monoclonal Antibody); and
▪	Tuberculosis vaccine

Additionally, our tuberculosis vaccine product candidate is indirectly supported by grant funding provided to the University of Oxford by the Wellcome Trust, Aeras Global Tuberculosis Vaccine Foundation and the European and Developing Countries Clinical Trial Partnerships.

Manufacturing Infrastructure

We conduct our BioThrax vaccine manufacturing operations at a multi-building campus on approximately 12.5 acres in Lansing, Michigan. To augment our existing manufacturing capabilities, we have constructed Building 55, a 50,000 square foot large-scale manufacturing facility on our Lansing campus. In July 2010, we entered into a contract with the Biomedical Advanced Research and Development Authority, or BARDA, to finalize development of and obtain regulatory approval for large-scale manufacturing of BioThrax in Building 55. This agreement provides for funding from BARDA of up to approximately $104 million over a five-year contract term.

In November 2009, we purchased a building in Baltimore, Maryland for product development and manufacturing purposes, and are in the process of completing validation and qualification at this facility. We have entered into two loan agreements with PNC Bank totaling up to $42.0 million to fund these renovations, improvements and equipment acquisitions and have drawn approximately $40.5 million under the loan agreements. Our specific plans for this facility will be contingent on the progress of our existing development programs, the outcome of our efforts to acquire new product candidates and the recently awarded contract to establish a Center for Innovation in Advanced Development and Manufacturing, or the Center.

On June 15, 2012, we received a contract award from BARDA to establish a Center. We expect that the Center will facilitate advanced development of chemical, biological, radiological, and nuclear medical countermeasures, develop domestic pandemic influenza vaccine manufacturing surge capacity, and provide workforce development training programs to address the U.S. government's preparedness priorities and needs. The contract consists of an 8-year base period of performance with funding up to approximately $160 million.  Under the contract, our obligations include securing a pandemic influenza vaccine candidate and obtaining access to all necessary intellectual property rights for process development and manufacturing, expanding current facilities to support production of a pandemic influenza vaccine and additional countermeasures and obtaining facility licensure to manufacture a pandemic influenza vaccine at our Baltimore facility.

Critical Accounting Policies and Estimates

There have been no significant changes to our Critical Accounting Policies and Estimates during the nine months ended September 30, 2012. Refer to our Critical Accounting Policies and Estimates section in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission, or SEC.

Financial Operations Overview

Revenues

     On September 30, 2011, we received a contract award from the CDC, and on March 8, 2012, entered into the related contract with the CDC to supply up to 44.75 million doses of BioThrax to the CDC over a five-year period. The period of performance under the contract is from September 30, 2011 through September 29, 2016.  We began delivery of doses under the contract in December 2011. The maximum amount that could be paid to us under the contract is approximately $1.25 billion, subject to availability of funding. During the third quarter of 2012, the U.S. government exercised options for the procurement of BioThrax under this contract award. Specifically, the U.S. government appropriated an incremental $252.3 million of the total $1.25 billion contract value to procure up to 9.3 million doses of BioThrax through September 30, 2014. The Company expects to begin delivery of these 9.3 million doses late in the fourth quarter of 2012, and complete deliveries in the first quarter of 2014. Through September 30, 2012, we have delivered and recognized revenue on approximately 6.0 million doses under this contract.
We have received contract and grant funding from the National Institute of Allergy and Infectious Diseases, or NIAID, and BARDA for the following development programs:

Development Programs	Funding Source	Award Date	Performance Period
Anthrivig	NIAID	8/2006	8/2006 — 12/2011
Anthrivig	NIAID	9/2007	9/2007 — 12/2011
Post-Exposure Prophylaxis indication for BioThrax	BARDA	9/2007	9/2007 — 3/2016
NuThrax	NIAID	7/2008	7/2008 — 6/2013
Thravixa	NIAID/BARDA	9/2008	9/2008 — 8/2012
NuThrax	NIAID/BARDA	9/2008	9/2008 — 7/2012
Large-scale manufacturing for BioThrax	BARDA	7/2010	7/2010 — 7/2015
NuThrax	NIAID	7/2010	8/2010 — 8/2014
PreviThrax	BARDA	9/2010	9/2010 — 9/2015
Tuberculosis vaccine	NIAID	3/2012	3/2012 — 9/2017

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

We believe that significant investment in product development is a competitive necessity and plan to continue these investments in order to be in a position to realize the potential of our product candidates. We expect that spending for our product pipeline may increase as our product development activities continue based on ongoing advancement of our product candidates, and as we prepare for regulatory submissions and other regulatory activities. We expect that the magnitude of any increase in our research and development spending will be dependent upon such factors as the results from our ongoing preclinical studies and clinical trials, participation of current or potential future third-party collaborators, number of product candidates under development, the size, structure and duration of any follow-on clinical programs that we may initiate, costs associated with manufacturing our product candidates on a large-scale basis for later-stage clinical trials, and our ability to use or rely on data generated by third parties.

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

In-process Research and Development and Goodwill

During the nine months ended September 30, 2012, Pfizer Inc., or Pfizer, terminated its development programs with respect to our SBI-087 product candidate. We considered the termination a potential indicator of impairment of the related SBI-087 in-process research and development, or IPR&D, asset. As a result of the termination, we assessed the fair value of this asset. As part of the assessment, we considered the impact of Pfizer's decision, along with our decision to no longer pursue further development of this asset. As a result, we recorded an impairment charge of $9.6 million, which represented the entire carrying value of the SBI-087 IPR&D asset, during the nine months ended September 30, 2012.

As a result of the impairment of the SBI-087 IPR&D asset, we also performed an analysis of the Biosciences therapeutic reporting unit, which contains all goodwill reported on our consolidated balance sheets as of September 30, 2012. Based on the analysis, the estimated fair value of the Biosciences reporting unit was in excess of carrying value, and therefore no impairment of goodwill was recorded.

Results of Operations

Quarter Ended September 30, 2012 Compared to Quarter Ended September 30, 2011

Revenues

Product sales revenues increased by $10.3 million, or 24%, to $54.0 million for the three months ended September 30, 2012 from $43.7 million for the three months ended September 30, 2011. This increase in product sales revenues was primarily due to a 37% increase in the number of doses of BioThrax delivered partially offset by a 10% decrease in the sales price per dose. The increase in the number of doses delivered was primarily attributable to timing of deliveries to the SNS. The decrease in the sales price per dose was due to a slightly lower price per dose under the current CDC contract compared to our prior contract with Health and Human Services, or HHS. Product sales revenues during the three months ended September 30, 2012 consisted of BioThrax sales to the CDC of $53.8 million and aggregate international and other sales of $247,000.  Product sales revenues for the three months ended September 30, 2011 consisted of BioThrax sales to HHS of $43.6 million and aggregate international and other sales of $85,000.

Contracts and grants revenues decreased by $2.5 million, or 17%, to $12.6 million for the three months ended September 30, 2012 from $15.1 million for the three months ended September 30, 2011. The decrease in contracts and grants revenues was primarily due to decreased activity and associated revenue from our development contracts with BARDA and NIAID for our Anthrivig, NuThrax and Thravixa product candidates; decreased revenue from Pfizer and Abbott Laboratories, or Abbott, partially offset by increased activity and associated revenue from our development contract with BARDA for large-scale manufacturing of BioThrax. Contracts and grants revenues during the three months ended September 30, 2012 consisted of $12.2 million in development contract and grant revenues from BARDA and NIAID and $356,000 from Pfizer.  Contracts and grants revenues for the three months ended September 30, 2011 consisted of $13.0 million in development contract and grant revenue from NIAID and BARDA and $2.1 million from Abbott and Pfizer.

Cost of Product Sales

Cost of product sales decreased by $476,000, or 4%, to $10.2 million for the three months ended September 30, 2012 from $10.7 million for the three months ended September 30, 2011. This decrease was primarily attributable to a decrease in the cost per dose associated with an adjustment to certain BioThrax testing specifications that allowed us to sell doses that were previously expensed, partially offset by a 37% increase in the number of BioThrax doses sold.

Research and Development Expenses

Research and development expenses decreased by $1.8 million, or 6%, to $27.4 million for the three months ended September 30, 2012 from $29.2 million for the three months ended September 30, 2011.  This decrease primarily reflects lower contract service expenses, and includes decreased expenses of $2.6 million for product candidates and technology platform development activities categorized in the Biosciences segment, increased expenses of $479,000 for product candidates and manufacturing development that are categorized in the Biodefense segment and increased expenses of $253,000 in other research and development, which are in support of central research and development activities. During the three months ended September 30, 2012 and 2011, we incurred research and development expenses net of development contract and grant revenues along with the net loss attributable to noncontrolling interests of $13.8 million and $12.4 million, respectively.

The increase in spending on Biodefense product candidates, detailed in the table below, was primarily attributable to the timing of development efforts on various programs as we completed various studies and prepared for subsequent studies and trials. The decrease in spending for NuThrax was primarily due to the timing of clinical trial activities. The increase in spending for our large-scale manufacturing for BioThrax program was primarily due to initiation of and manufacturing of consistency lots. The increase in spending for BioThrax related programs was related to clinical and non-clinical studies to support applications for label expansion for BioThrax. The decrease in spending for PreviThrax was primarily due to the timing of stability studies and model optimization. The decrease in spending for Anthrivig was primarily due to the completion of clinical trial activities. The decrease in spending for Thravixa was primarily due to the timing of clinical trial activities. The increase in spending for our other Biodefense activities was primarily due to increased spending related to manufacturing development, partially offset by decreased spending associated with our double mutant recombinant protective antigen anthrax vaccine in light of reduced funding by the U.S. government for this product candidate.

The decrease in spending on Biosciences product candidates, detailed in the table below, was primarily attributable to the timing of development efforts. The decrease in spending for our tuberculosis vaccine product candidate is related to the timing of costs incurred for the continued conduct of a Phase IIb clinical trial and process development activities. The increase in spending for our TRU-016 product candidate is primarily due to the timing of clinical trial activities. The decrease in spending for our ES301 product candidate is primarily due to the timing of process development and non-clinical activities. The increase in spending for our T-Scorp product candidate was primarily due to characterization studies. The decrease in spending for our zanolimumab product candidate was primarily related to timing of process and clinical development. The decrease in spending for our influenza vaccine product candidate is primarily due to the timing of process and analytical development.  The decrease in spending for our other Biosciences activities was primarily due to decreased spending associated with the development of preclinical product candidates and a decrease in spending associated with our X1 product candidate, partially offset by increased spending associated with the development of platform technologies.

The spending for other research and development activities was primarily due to central research and development activities not attributable to product candidates.

Our principal research and development expenses for the three months ended September 30, 2012 and 2011 are shown in the following table:

	Three Months ended
	September 30,
(in thousands)	2012	2011
Biodefense:
NuThrax	$1,752	$2,596
Large-scale manufacturing for BioThrax	4,521	3,637
BioThrax related programs	2,376	1,467
PreviThrax	4,054	4,496
Anthrivig	101	417
Thravixa	491	672
Other Biodefense	1,845	1,376
Total Biodefense	15,140	14,661
Biosciences:
Tuberculosis vaccine	3,217	4,287
TRU-016	3,372	2,395
ES301 (formerly DRACO)	175	1,900
T-Scorp	1,375	-
Zanolimumab	96	633
Influenza vaccine	46	682
Typhella	24	119
Other Biosciences	2,193	3,040
Total Biosciences	10,498	13,056
Other	1,752	1,499
Total	$27,390	$29,216

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $1.7 million, or 10%, to $19.2 million for the three months ended September 30, 2012 from $17.4 million for the three months ended September 30, 2011. This increase is primarily due to increased personnel and professional service costs. The majority of the expense is attributable to the Biodefense segment, in which selling, general and administrative expenses increased by $2.0 million, or 17%, to $14.0 million for the three months ended September 30, 2012 from $12.0 million for the three months ended September 30, 2011. Selling, general and administrative expenses related to our Biosciences segment decreased by $279,000, or 5%, to $5.2 million for the three months ended September 30, 2012 from $5.5 million during the three months ended September 30, 2011.

Total Other Income (Expense)

Total net other income decreased by $20,000, or 34%, to net other income of $39,000 for the three months ended September 30, 2012 from net other expense of $59,000 for the three months ended September 30, 2011.

Income Taxes

Provision for income taxes increased by $2.6 million, or 164%, to $4.2 million for the three months ended September 30, 2012 from $1.6 million for the three months ended September 30, 2011. The increase in the provision for income taxes was primarily due to the $7.7 million increase in our income before benefit from income taxes and the loss attributable to noncontrolling interest.

Net Loss Attributable to Noncontrolling Interest

Net loss attributable to noncontrolling interest decreased by $689,000, or 41%, to $997,000 for the three months ended September 30, 2012 from $1.7 million for the three months ended September 30, 2011. The decrease resulted primarily from the timing of clinical and development activities and related expenses incurred by our joint ventures. These amounts represent the portion of the losses incurred by the joint ventures for the three months ended September 30, 2012 and 2011, respectively, that is attributable to our joint venture partners.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Revenues

Product sales revenues increased by $20.8 million, or 17%, to $141.5 million for the nine months ended September 30, 2012 from $120.7 million for the nine months ended September 30, 2011. This increase in product sales revenues was primarily due to a 28% increase in the number of doses of BioThrax delivered partially offset by a 9% decrease in the sales price per dose. The increase in doses delivered is primarily attributable to the timing of deliveries to the SNS. The decrease in the sales price per dose was due to a slightly lower price per dose under the current CDC contract versus our prior contract with HHS. Product sales revenues for the nine months ended September 30, 2012 consisted of BioThrax sales to CDC of $141.1 million and aggregate international and other sales of $447,000. Product sales revenues for the nine months ended September 30, 2011 consisted of BioThrax sales to HHS of $119.4 million and aggregate international and other sales of $1.4 million.

Contracts and grants revenues increased by $1.1 million, or 2%, to $45.8 million for the nine months ended September 30, 2012 from $44.7 million for the nine months ended September 30, 2011. The increase in contract and grant revenues was primarily due to increased activity and associated revenue from our development contracts with BARDA for large-scale manufacturing for BioThrax and development of PreviThrax along with a milestone payment received for our PEP indication for BioThrax and the sale of our spi-VEC technology, partially offset by decreased activity under our NuThrax contracts with NIAID and BARDA and decreased revenue from Pfizer and Abbott. Contracts and grants revenues for the nine months ended September 30, 2012 consisted of $40.3 million in development contract and grant revenues from NIAID and BARDA, $4.0 million from Abbott and Pfizer and $1.5 million from the sale of patent and trademark rights and related materials pertaining to our spi-VEC platform technology. Contracts and grants revenues for the nine months ended September 30, 2011 consisted of $35.1 million in development contract and grant revenue from NIAID and BARDA and $9.6 million from Abbott and Pfizer.

Cost of Product Sales

Cost of product sales increased by $3.1 million, or 11%, to $30.9 million for the nine months ended September 30, 2012 from $27.8 million for the nine months ended September 30, 2011. This increase was primarily attributable to the 28% increase in the number of doses of BioThrax sold partially offset by a decrease in the cost per dose associated with an adjustment to certain BioThrax testing specifications that allowed us to sell doses that were previously expensed.

Research and Development Expenses

Research and development expenses decreased by $11.2 million, or 12%, to $84.3 million for the nine months ended September 30, 2012 from $95.5 million for the nine months ended September 30, 2011. This decrease primarily reflects lower contract service and personnel-related costs, and includes decreased expenses of $15.6 million for product candidates and technology platform development activities categorized in the Biosciences segment, increased expenses of $3.4 million for product candidates and manufacturing development categorized in the Biodefense segment, and increased expenses of $976,000 in other research and development, which are in support of central research and development activities. For the nine months ended September 30, 2012 and 2011, we incurred research and development expenses net of development contract and grant reimbursements along with the net loss attributable to noncontrolling interests of $34.3 million and $45.6 million, respectively.

The increase in spending on Biodefense product candidates, detailed in the table below, was primarily attributable to the timing of development efforts on several programs as we completed various studies and prepared for subsequent studies and trials. The decrease in spending for NuThrax was primarily due to the timing of clinical and non-clinical trial activities. The increase in spending for our large-scale manufacturing for BioThrax program was primarily due to non-clinical studies and preparation for and initiation of manufacturing of consistency lots. The increase in spending for BioThrax related programs was related to clinical and non-clinical studies to support applications for label expansion for BioThrax. The increase in spending for PreviThrax was primarily due to model optimization. The decrease in spending for Anthrivig was primarily due to the completion of clinical trial activities. The decrease in spending for Thravixa was primarily due to the timing of clinical trial activities. The increase in spending for our other Biodefense activities was primarily due to increased spending related to manufacturing development, partially offset by decreased spending associated with our double mutant recombinant protective antigen anthrax vaccine.

The decrease in spending on Biosciences product candidates, detailed in the table below, was primarily attributable to the timing of development efforts. The decrease in spending for our tuberculosis vaccine product candidate is related to the timing of costs incurred for the continued conduct of a Phase IIb clinical trial along with process development and manufacturing activities. The decrease in spending for our TRU-016 product candidate is primarily due to the timing of clinical manufacturing and clinical trial activities. The decrease in spending for our ES301 product candidate is primarily due to the timing of non-clinical and manufacturing activities. The increase in spending for our T-Scorp product candidate was primarily due to characterization and proof of concept studies. The decrease in spending for our zanolimumab product candidate was primarily due to upfront and milestone payments incurred in 2011 related to our May 2011 acquisition of certain assets of TenX BioPharma, Inc., partially offset by process and clinical development activities in 2012. The decrease in spending for our influenza vaccine product candidate is primarily due to the timing of process and analytical development. The decrease in spending for Typhella was primarily due to the completion of manufacturing and clinical studies coupled with the sale of the related spi-VEC technology in the second quarter of 2012.  The decrease in spending for our other Biosciences activities was primarily due to a reduction of the contingent value right obligations associated with our agreement with Pfizer, decreased spending associated with our X1 product candidate and decreased spending associated with our preclinical product candidates, partially offset by increased spending associated with development of platform technologies.

The spending for other research and development activities was primarily due to central research and development activities not attributable to product candidates.

Our principal research and development expenses for the nine months ended September 30, 2012 and 2011 are shown in the following table:

	Nine Months ended
	September 30,
(in thousands)	2012	2011
Biodefense:
NuThrax	$6,369	$9,377
Large-scale manufacturing for BioThrax	13,323	9,738
BioThrax related programs	7,944	4,803
PreviThrax	12,799	10,654
Anthrivig	206	1,437
Thravixa	1,304	2,927
Other Biodefense	4,613	4,176
Total Biodefense	46,558	43,112
Biosciences:
Tuberculosis vaccine	11,993	14,123
TRU-016	9,396	10,871
ES301 (formerly DRACO)	2,017	5,845
T-Scorp	2,802	-
Zanolimumab	999	3,782
Influenza vaccine	266	2,199
Typhella	210	1,221
Other Biosciences	4,952	10,191
Total Biosciences	32,635	48,232
Other	5,088	4,112
Total	$84,281	$95,456

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $514,000, or 1%, to $56.5 million for the nine months ended September 30, 2012 from $56.0 million for the nine months ended September 30, 2011. This increase is primarily due to increased personnel and professional service costs, partially offset by approximately $2.5 million in restructuring charges related to our UK operations in 2011. The majority of the expense is attributable to the Biodefense segment, in which selling, general and administrative expenses increased by $2.4 million or 6%, to $41.5 million for the nine months ended September 30, 2012 from $39.1 million for the nine months ended September 30, 2011. Selling, general and administrative expenses related to our Biosciences segment decreased by $1.9 million, or 11%, to $15.0 million for the nine months ended September 30, 2012 from $16.9 million for the nine months ended September 30, 2011.

Impairment of in-process research and development

Impairment of in-process research and development was $9.6 million for the nine months ended September 30, 2012. The impairment charge for the nine months ended September 30, 2012, resulted from the full impairment of our SBI-087 in-process research and development asset during the nine months ended September 30, 2012. There was no impairment for the nine months ended September 30, 2011.

Total Other Income (Expense)

Total other income increased by $1.8 million to $1.8 million for the nine months ended September 30, 2012 from $72,000 for the nine months ended September 30, 2011. The increase was primarily due to a business interruption insurance recovery related to a power outage at our Lansing, Michigan facility.

Income Taxes

Provision for (benefit from) income taxes increased by $7.7 million to a provision for income taxes of $4.6 million for the nine months ended September 30, 2012 from a benefit from income taxes of $3.0 million for the nine months ended September 30, 2011. The estimated annual effective tax rate for the nine months ended September 30, 2012 and 2011 was 39% and 35%¸ respectively.  The increase in income taxes is primarily due to a $20.7 million increase in our income before provision for income taxes and the loss attributable to noncontrolling interests.

Net Loss Attributable to Noncontrolling Interest

Net loss attributable to noncontrolling interest decreased by $873,000, or 17%, to $4.3 million for the nine months ended September 30, 2012 from $5.1 million for the nine months ended September 30, 2011. The decrease resulted primarily from the timing of clinical and development activities and related expenses incurred by our joint ventures. These amounts represent the portion of the loss incurred by the joint venture for the nine months ended September 30, 2012 and 2011, respectively, that is attributable to our joint venture partners.

Liquidity and Capital Resources

     Sources of Liquidity

We have funded our cash requirements from inception through September 30, 2012 principally with a combination of revenues from BioThrax product sales, debt financings and facilities leases, development funding from government entities and non-government and philanthropic organizations and collaborative partners, the net proceeds from our initial public offering and from the sale of our common stock upon exercise of stock options. We have operated profitably for each of the five years ended December 31, 2011.

As of September 30, 2012, we had cash and cash equivalents of $197.9 million. Additionally, at September 30, 2012, our accounts receivable balance was $17.1 million.

Cash Flows

The following table provides information regarding our cash flows for the nine months ended September 30, 2012 and 2011:

	Nine Months ended September 30,
(in thousands)	2012	2011
Net cash provided by (used in):
Operating activities(1)	$81,627	$(24,755)
Investing activities	(27,212)	(35,623)
Financing activities	(415)	16,705
Total net cash provided by (used in)	$54,000	$(43,673)

(1)	Includes the effect of exchange rates on cash and cash equivalents.

Net cash provided by operating activities of $81.6 million for the nine months ended September 30, 2012 was principally due to a decrease in accounts receivable of $57.0 million related to the timing of collection of amounts billed to the CDC and non-cash charges of $9.6 million for the impairment of in-process research and development, $8.4 million for stock-based compensation, $7.7 million for depreciation and amortization, and $3.2 million for development expenses primarily from our joint ventures, partially offset by a decrease in accrued compensation of $4.8 million associated with the payment of 2011 bonuses and a $3.0 million decrease in the fair value of contingent value right, or CVR, obligations related to our agreement with Pfizer.

Net cash used in operating activities of $24.8 million for the nine months ended September 30, 2011 was principally due to our net loss attributable to Emergent BioSolutions Inc. of $5.6 million, a $5.3 million increase in inventory related to the timing of BioThrax shipments, a net decrease in income taxes of $3.8 million related to timing differences, a decrease in accrued compensation of $9.4 million primarily due to the payment of the 2010 bonuses and UK restructuring costs, an increase in accounts receivable of $9.7 million due to the timing of collection of amounts billed primarily to HHS, a decrease in deferred revenue of $5.1 million primarily due to our Abbott collaboration, partially offset by non-cash charges of $7.9 million for stock-based compensation, $6.9 million for depreciation and amortization, and $4.3 million for development expenses primarily from our joint venture with the University of Oxford.

Net cash used in investing activities for the nine months ended September 30, 2012 was $27.2 million, primarily due to capital expenditures of $40.9 million related to the construction and related costs of our facility in Baltimore, Maryland, and infrastructure investments and other equipment, partially offset by net proceeds of $11.8 million from the sale of our two Frederick, Maryland buildings and the maturity of U.S. Treasury securities of $2.0 million.

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

Net cash used in financing activities of $415,000 for the nine months ended September 30, 2012 resulted primarily from $9.4 million in principal payments on indebtedness, including $7.7 million in repayment of debts related to our Frederick, MD buildings, a $1.7 million CVR payment to former Trubion stockholders and option holders, $1.5 million for stock repurchases under our share repurchase program, and $1.5 million related to excess tax benefits from the exercise of stock options, partially offset by $12.9 million in advances under our construction and equipment loans with PNC Bank related to the renovation, improvement and equipment purchases at our Baltimore facility.

Net cash provided by financing activities of $16.7 million for the nine months ended September 30, 2011 resulted primarily from $21.3 million in advances under our construction loan with PNC Bank related to the renovation and improvement of our Baltimore facility, $8.8 million in proceeds from stock option exercises and $1.5 million related to excess tax benefits from the exercise of stock options, partially offset by $14.9 million in principal payments on indebtedness.

Debt Financing

As of September 30, 2012, we had $63.0 million principal amount of debt outstanding, comprised primarily of the following:

▪	$18.6 million outstanding under a term loan from HSBC Realty Credit Corporation used to finance a portion of the costs of our facility expansion in Lansing, Michigan;
▪	$4.2 million outstanding under a mortgage loan from HSBC Realty Credit Corporation used to finance a portion of the purchase price of our facility in Gaithersburg, Maryland;
▪	$29.7 million outstanding under a construction loan from PNC Bank used to fund the ongoing renovation of our Baltimore, Maryland facility; and
▪	$10.5 million outstanding under an equipment loan from PNC Bank used to fund equipment purchases at our Baltimore, Maryland facility.

On July 11, 2012, we amended the Equipment Loan with PNC Bank to extend the drawdown period to December 15, 2012 and extend the maturity date of the loan from July 2017 to December 2017.

On June 28, 2012, we amended the financial covenants of the $30.0 million Construction Loan and $12.0 million Equipment Loan with PNC Bank to include a revised definition of earnings before income taxes, depreciation and amortization ("EBITDA"). EBITDA is now defined as net income of Emergent BioSolutions Inc. plus:

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

In March 2012, in conjunction with the sale of our Frederick, Maryland buildings, we repaid the remaining $5.2 million and $2.5 million due under the loans from PNC Bank and the Department of Business and Economic Development of the State of Maryland, respectively, that were used to finance a portion of the purchase price for our first facility at the Frederick site.

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
▪
the timing of, and the costs involved in, completion of qualification and validation activities related to Building 55, our large-scale manufacturing facility in Lansing, Michigan, and our facility in Baltimore, Maryland, and any other new facilities;

▪	the scope, progress, results and costs of our development activities;
▪	the costs, timing and outcome of regulatory review and regulatory compliance of our product candidates;
▪	the number of, and development requirements for, other product candidates that we may pursue;
▪	the costs of commercialization activities, including product marketing, sales and distribution;
▪	the market acceptance and sales growth of any of our products and product candidates upon regulatory approval;
▪	the extent to which our growth generates increased administrative costs;
▪	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other patent-related costs, including litigation costs and the results of such litigation;
▪	to the extent to which we repurchase our common stock under our share repurchase program; and
▪	the effect of competing technological and market developments.

We may require additional sources of funds for future acquisitions that we may make or, depending on the size of the obligation, to meet balloon payments upon maturity of our current borrowings. To the extent our capital resources are insufficient to meet our future capital requirements, we will need to finance our cash needs through public or private equity or debt offerings, bank loans or collaboration and licensing arrangements. As of the date of the filing of this quarterly report on Form 10-Q, we have an effective shelf registration statement on file with the Securities and Exchange Commission that allows us to issue up to an aggregate of $180 million of equity, debt, and certain other types of securities through one or more future offerings.  Current economic conditions may make it difficult to obtain financing on attractive terms or at all.  Lenders may be able to impose covenants on us that could be difficult to satisfy, which could put us at increased risk of defaulting on debt.  If financing is unavailable or lost, we could be forced to delay, reduce the scope of or eliminate our research and development programs or reduce our planned commercialization efforts.

Our ability to borrow amounts under any line of credit we may establish will likely be subject to our satisfaction of specified conditions.   Additional equity or debt financing, grants, or collaboration and licensing arrangements may not be available on acceptable terms, if at all. If we raise additional funds by issuing equity securities, our stockholders may experience dilution. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any debt financing or additional equity that we raise may contain terms, such as liquidation and other preferences, that are not favorable to us or our stockholders. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish valuable rights to our technologies or product candidates or grant licenses on terms that may not be favorable to us.

Share Repurchase Program

On May 17, 2012, our board of directors authorized the repurchase from time to time through December 31, 2013 of up to an aggregate of $35 million of our common stock under a share repurchase program. For the three and nine months ended September 30, 2012, we repurchased approximately 98,000 shares for $1.5 million. During October 2012, we repurchased approximately 301,000 additional shares for $4.4 million.

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

ITEM 4.                         CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2012. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2012, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, occurred during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
▪
in the event our competitors protest or challenge contract awards made to us pursuant to competitive bidding, the potential that we may incur expenses or delays, and that any such protest or challenge would result in the resubmission of bids based on modified specifications, or in the termination, reduction or modification of the awarded contract.

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

Our principal customer for BioThrax is the U.S. government. We anticipate that the U.S. government will also be the principal customer for any other biodefense products that we successfully develop. Over its lifetime, a U.S. government program may be implemented through the award of many different individual contracts and subcontracts. The funding for government programs is subject to Congressional appropriations, often made on a fiscal year basis, even for programs designed to continue for several years. These appropriations can be subject to political considerations and stringent budgetary constraints. For example, sales of BioThrax supplied under our multi-year procurement contract with the CDC are subject to available funding, mostly from annual appropriations.  Additionally, our government-funded development contracts typically give the U.S. government the right, exercisable in its sole discretion, to extend these contracts for successive option periods following a base period of performance.  The value of the services to be performed during these option periods may constitute the majority of the total value of the underlying contract.  For example, the development contract we were awarded in September 2010 for development of PreviThrax consists of a two-year base period of performance valued at approximately $51 million and three successive one-year option periods valued at approximately $110 million. If levels of government expenditures and authorizations for biodefense decrease or shift to programs in areas where we do not offer products or are not developing product candidates, or if the U.S. government otherwise declines to exercise its options under our contracts with it, our business, revenues and operating results may suffer.

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

Compliance with these obligations increases our costs. Failure to comply with these regulations and requirements could lead to suspension or debarment from government contracting or subcontracting for a period of time. The termination of a government contract or relationship as a result of our failure to satisfy any of these obligations could have a negative impact on our operations and harm our reputation and ability to procure other government contracts in the future.

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

As of September 30, 2012, we had $63.0 million principal amount of debt outstanding. We may seek to raise substantial external debt financing to provide additional financial flexibility. The assumption of debt could have significant adverse consequences, including:

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

We may not have sufficient funds or may be unable to arrange for additional financing to pay the amounts due under our existing debt. In addition, failure to comply with the covenants under our existing debt instruments could result in an event of default under those instruments. In the event of an acceleration of amounts due under our debt instruments as a result of an event of default, we may not have sufficient funds or may be unable to arrange for additional financing to repay our indebtedness or to make any accelerated payments, and the lenders could seek to enforce security interests in the collateral securing such indebtedness. In addition, the covenants under our existing debt instruments and the pledge of our existing assets as collateral limit our ability to obtain additional debt financing.

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

As of September 30, 2012, we had $215.0 million of cash, cash equivalents and accounts receivable. Our future capital requirements will depend on many factors, including:

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

▪	the scope, progress, results and costs of our development activities;
▪	the extent to which we acquire or invest in companies, businesses, products or technologies;
▪	the costs, timing and outcome of regulatory review of our product candidates;
▪	the number of, and development requirements for, other product candidates that we may pursue;
▪	the costs of commercialization activities, including product marketing, sales and distribution;
▪	the market acceptance and sales growth of any of our products or product candidates upon regulatory approval;
▪	the extent to which our growth generates increased administrative costs;
▪	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other patent-related costs, including litigation costs and the results of such litigation;
▪	the extent to which we repurchase our common stock under our share repurchase program; and
▪	the effect of competing technological and market developments.

We may require additional sources of funds for future acquisitions that we may make or, depending on the size of the obligation, to meet balloon payments upon maturity of our current borrowings.  To the extent our capital resources are insufficient to meet our future capital requirements, we will need to finance our cash needs through public or private equity or debt offerings, bank loans or collaboration and licensing arrangements. We have an effective shelf registration statement on file with the Securities and Exchange Commission that allows us to issue up to an aggregate of $180 million of equity, debt and certain other types of securities through one or more future offerings.  Current economic conditions may make it difficult to obtain financing on attractive terms or at all. Lenders may be able to impose covenants on us that could be difficult to satisfy, which could put us at increased risk of defaulting on debt. If financing is unavailable or lost, we could be forced to delay, reduce the scope of or eliminate our research and development programs or reduce our planned commercialization efforts.

Our ability to borrow additional amounts under any line of credit we may establish will likely be subject to our satisfaction of specified conditions. Additional equity or debt financing, development contracts and grants or collaboration and licensing arrangements may not be available on acceptable terms, if at all. If we raise additional funds by issuing equity securities, our stockholders may experience dilution. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

Under our current contract with the CDC, we have the option to perform shipping services at no cost to the U.S. government. If we perform these shipping services, we are contractually required to ship BioThrax at a prescribed temperature range, and variations from that temperature range could result in loss of product and could adversely affect our profitability. Delays, lot failures, shipping deviations, spoilage or other loss during shipping could cause us to fail to satisfy customer orders or contractual commitments, lead to a termination of one or more of our contracts, lead to delays in our clinical trials or result in litigation or regulatory action against us, any of which could be costly to us and otherwise harm our business.

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

We currently rely on our manufacturing facilities at a single location in Lansing, Michigan for the production of BioThrax. Any interruption in manufacturing operations at this location could result in our inability to satisfy the product demands of our customers. A number of factors could cause interruptions, including:

▪	equipment malfunctions or failures;
▪	technology malfunctions;
▪	cyber attacks;
▪	work stoppages or slow-downs;
▪	protests, including by animal rights activists;
▪	damage to or destruction of the facility;
▪	natural disasters;
▪	regional power shortages; or
▪	product tampering.

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

The factors listed above, including but not limited to equipment malfunctions or failures, technology malfunctions, cyber attacks, protests and natural disasters, could also cause disruption of, damage to or destruction of our other locations, including our research and product development facilities and our additional manufacturing facility currently under development in Baltimore, Maryland.  Any such disruption, damage, or destruction could result in losses and delays, including delay in the performance of our contractual obligations or delay in our clinical trials, any of which could be costly to us and otherwise harm our business.

Our business may be harmed if we do not adequately forecast or control production facility needs.

The timing and amount of government or other customer demand can be difficult to predict. If we overestimate government or other customer demand, choose to commercialize products for which the market is smaller than we anticipate or otherwise create or maintain manufacturing facilities that are not efficiently utilized, we could incur significant unrecoverable costs.  We also may experience challenges ensuring sufficient production capacity.  For example, we may not be able to increase our production capabilities quickly enough to perform new government contracts or fill new customer orders on a timely basis. This could cause us to lose new business and possibly existing business.  In addition, if third party manufacturing services are not available on a time frame and cost that is acceptable to us, limited manufacturing capacity in our facilities could lead to delays in some of our product development and commercialization efforts.

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

We have invested a significant portion of our efforts and financial resources in the development of our vaccines and therapeutic product candidates and the acquisition of additional product candidates. In addition to BioThrax sales, our ability to generate near term revenue is dependent on the success of our development programs and collaboration programs, on the U.S. government's interest in providing development funding for or procuring certain of our product candidates, on the interest of non-governmental organizations and other commercial entities in providing grant funding for development of certain of our product candidates and on the commercial viability of our product candidates. The commercial success of our product candidates will depend on many factors, including accomplishing the following in an economical manner:

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

We expect to rely on FDA regulations known as the "animal rule" to obtain approval for certain of our Biodefense product candidates. The animal rule permits, in certain limited circumstances, the use of animal efficacy studies together with human clinical safety and immunogenicity trials to support an application for marketing approval. These regulations are relatively new, and we have limited experience in the application of these rules to the product candidates that we are developing. It is possible that results from these animal efficacy studies may not be predictive of the actual efficacy of our vaccine and therapeutic product candidates in humans. If we are not successful in completing the development and commercialization of our vaccine and therapeutic product candidates, or if we are significantly delayed in doing so, our business will be materially harmed.

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
▪
we may decide, or regulators may require us, to conduct additional preclinical toxicology and efficacy testing or clinical trials, or we may abandon projects that we expect to be promising, if our preclinical tests, clinical trials or animal efficacy studies produce negative or inconclusive results;

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

We estimate the timing of a variety of preclinical, clinical, regulatory and other milestones for planning purposes, including when a drug candidate is expected to enter clinical trials, when a clinical trial will be completed, when and if additional clinical trials will commence, or when an application for regulatory approval will be filed. We base our estimates on facts that are currently known to us and on a variety of assumptions that may prove not to be correct for a variety of reasons, many of which are beyond our control. For example, delays in the development of drugs by us or our collaborators may be caused by many factors, including regulatory or patent issues, negative or inconclusive interim or final results of ongoing clinical trials, scheduling conflicts with participating clinics and the rate of patient enrollment in clinical trials and the development priorities of our collaborators. In addition, in preparing these estimates we rely on the timeliness and accuracy of information and estimates reported or provided to us by our collaborators concerning the timing, progress and results of clinical trials or other development activities they conduct under our collaborations with them. If we or our collaborators do not achieve milestones when anticipated, we may not achieve our planned revenue or we may be forced to record an impairment charge to our intangible assets and our stock price could decline. In addition, any delays in obtaining approvals to market and sell drugs may result in the loss of competitive advantages in being on the market in advance of competing products, which may reduce the value of these products and the potential revenue we receive from the eventual sale of these products, either directly or under agreements with our partners.

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

The development and commercialization of new pharmaceutical products is highly competitive and subject to rapid technological advances. We may face future competition with respect to BioThrax, our current product candidates and any products we may seek to develop or commercialize in the future from pharmaceutical companies and biotechnology companies worldwide. Potential competitors also include biodefense companies, academic institutions, government agencies and other public and private research institutions that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.  Our competitors may develop products that are safer, more effective, have fewer side effects, are more convenient or are less costly than any products that we may develop or market. Our competitors may also obtain FDA or other regulatory approval for their product candidates more rapidly than we may obtain approval for ours. They may also devote greater resources to market or sell their products, adapt more quickly to new technologies and scientific advances, initiate or withstand substantial price competition more successfully than we can, more effectively negotiate third-party licensing and collaborative arrangements and take advantage of acquisition or other opportunities more readily than we can. Any therapeutic product candidate that we successfully develop and commercialize is likely to compete with currently marketed products and with other product candidates currently in development for the same indications. In many cases, the currently marketed products have well-known brand names, are distributed by large pharmaceutical companies with substantial resources and have achieved widespread acceptance among physicians and patients. In particular, any new product candidate that competes with a generic market-leading product must demonstrate compelling advantages in efficacy, convenience, tolerability and safety in order to overcome severe price competition and be commercially successful.

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

We believe that our most significant competitors in the area of biodefense and commercial vaccines are a number of pharmaceutical companies that have vaccine programs, including Merck & Co., GlaxoSmithKline, Sanofi Pasteur, Pfizer and Novartis, as well as smaller more focused companies engaged in vaccine and immune therapeutics development, such as Soligenix, Dynport Vaccine Company, Elusys, Bavarian Nordic and PharmAthene.  With respect to our tuberculosis vaccine product candidate specifically, the Aeras Global Tuberculosis Vaccine Foundation is developing or supporting the development of five tuberculosis vaccine product candidates in addition to ours, any of which could present competitive risks.

With respect to protein therapeutics developed to target oncology and AIID indications, our competitors include Amgen, Pfizer, Takeda, Centocor Ortho Biotech, Merck, Mitsubishi Tanabe, Abbott, Eisai, Celgene, Bristol-Myers Squibb, UCB, Otsuka, Roche, Chugai, Genentech, Biogen Idec, Spectrum Pharmaceuticals, Bayer Schering, GlaxoSmithKline, Genzyme, Cephalon Oncology, Genmab, AstraZeneca, Boehringer Ingleheim, ImmunoGen, Gilead Sciences and Pharmacyclics.

If approved for the treatment of chronic lymphocytic leukemia, or CLL, non-hodgkins lymphoma, or NHL, or other B-cell malignancies, we anticipate that our product candidate TRU-016 would compete with other B-cell depleting therapies and related therapeutics.  Non-CD37-directed therapeutics marketed for the treatment of NHL or CLL, or both, include Rituxan ® (Genentech), Zevalin ®(Spectrum Pharmaceuticals, Inc. and Bayer Schering AG), Bexxar ® (GlaxoSmithKline), Campath ® (Genzyme and Bayer Schering AG), Treanda ® (Cephalon Oncology) and Arzerra ® (GlaxoSmithKline and Genmab). In addition, Boehringer Ingelheim and ImmunoGen, Inc. are both developing antibody therapies directed to CD37 and Gilead Sciences and Pharmacyclics are both developing new classes of oral drugs for the treatment of CLL.

If approved for the treatment of cutaneous T-cell lymphoma, or CTCL, peripheral T-cell lymphoma, or PTCL, or other T-cell lymphomas, we anticipate that our product candidate Zanolimumab would compete with other T-cell therapies and related therapeutics.  Therapeutics marketed for the treatment of CTCL or PTCL include Ontak and Targretin (Eisai), Istodax ® (Celgene), Zolinza ® (Merck), Folotyn ® (Spectrum Pharmaceuticals, Inc.) and Campath® (Bayer Schering). In addition, GlaxoSmithKline, Roche, Bristol-Myers Squibb, AstraZeneca and Spectrum Pharmaceuticals are developing therapies directed to CTCL or PTCL.

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

We expect the reforms imposed by the new law to have a significant impact on our business and the entire life sciences industry. Until many of the provisions are fully implemented, however, the specific impact of the legislation cannot be known.  Our results of operations could be adversely affected by current and potential future healthcare reforms.

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

Risks Related to Our Acquisition Strategy

If we fail to successfully manage and integrate any acquisition, our ability to develop our product candidates and expand our product candidate pipeline may be harmed.

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

Since our inception we have pursued a strategy of growing our business through licensing and acquisition. We commenced operations in September 1998 through an acquisition of rights to BioThrax, vaccine manufacturing facilities at a multi-building campus on approximately 12.5 acres in Lansing, Michigan and vaccine development and production know-how, all from the Michigan Biologic Products Institute. We acquired vaccine and therapeutic product candidates through our acquisition of Microscience Limited in 2005, our acquisition of substantially all of the assets of Antex Biologics, Inc. in 2003 and ViVacs GmbH in 2006, our acquisition of Trubion Pharmaceuticals, Inc. in October 2010 and our acquisition of certain assets of Vaxgen, Inc. in 2008, Avanir Pharmaceuticals, Inc. in 2008 and TenX BioPharma, Inc. in May 2011. To date, we have been unsuccessful in our efforts to commercialize any of the product candidates acquired by these acquisitions.

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

In the United States, BioThrax and our product candidates are regulated by the FDA as biologics. To obtain approval from the FDA to market our product candidates, we will be required to submit a biologics license application, or BLA, to the FDA. Ordinarily, the FDA requires a sponsor to support a BLA with substantial evidence of the product's safety and effectiveness in treating the targeted indication based on data derived from adequate and well-controlled clinical trials, including Phase III safety and efficacy trials conducted in patients with the disease or condition being targeted. For example, this will be the case with respect to any BLA that we may file in the future with respect to our biosciences product candidates.  However, our biodefense product candidates require slightly different treatment. Specifically, because humans are rarely exposed to anthrax toxins under natural conditions, and cannot be intentionally exposed, statistically significant effectiveness of our biodefense product candidates cannot be demonstrated in humans, but instead may be demonstrated, in part, by utilizing animal models before they can be approved for marketing. This is known as the FDA's "animal rule".

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

Any vaccine or therapeutic product for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data, labeling, advertising and promotional activities for such product, will be subject to continual requirements of and review by the FDA and other regulatory bodies. As an approved product, BioThrax is subject to these requirements and ongoing review.

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

The FDA conducts periodic inspections of our Lansing facilities with the most recent being in August 2011. Following each of these inspections, the FDA has issued inspectional observations on Form FDA 483, some of which were significant. We responded to the FDA regarding the inspectional observations relating to each inspection and, where necessary, implemented corrective action. All observations from inspections have been successfully closed out.  If in connection with any future inspection the FDA finds that we are not in substantial compliance with cGMP requirements, or if the FDA is not satisfied with the corrective actions we take in connection with any such inspection, the FDA may undertake enforcement action against us.

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

For example, our previous collaborative partners, Abbott Laboratories and Pfizer Inc., terminated their collaborations with us following portfolio reprioritization processes.  Following the termination of our collaboration with Pfizer for the development of SBI-087, we experienced a charge of $9.6 million attributable to impairment of our SBI-087 in-process research and development asset.

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

Our collaborators and licensors may not adequately protect our intellectual property rights. These third parties may have the first right to maintain or defend our intellectual property rights and, although we may have the right to assume the maintenance and defense of our intellectual property rights if these third parties do not do so, our ability to maintain and defend our intellectual property rights may be compromised by the acts or omissions of these third parties.  For example, we license an oligonucleotide adjuvant, CPG 7909, for use in NuThrax from Pfizer. One of the licensed U.S. patents related to CPG 7909 has been revoked by the U.S. Patent and Trademark Office, as a result of a patent interference between Pfizer and a third party.

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

Risks Related to Our Common Stock

Fuad El-Hibri, executive chairman of our Board of Directors, has significant influence over us through his substantial beneficial ownership of our shares, including his ability to significantly influence the election of the members of our Board of Directors, or delay or prevent a change of control.

Mr. El-Hibri has the ability to significantly influence the election of the members of our Board of Directors through his ownership interests in our significant stockholders. As of October 26, 2012, Mr. El-Hibri was the beneficial owner of approximately 24% of our outstanding common stock. Because of Mr. El-Hibri's significant beneficial ownership of our capital stock, Mr. El-Hibri will likely have the ability to delay or prevent a change of control of us that may be favored by other directors or stockholders and otherwise exercise substantial control over all corporate actions requiring board or stockholder approval, including any amendment of our certificate of incorporation or by-laws. The control by Mr. El-Hibri may prevent other stockholders from influencing significant corporate decisions and may result in conflicts of interest that could cause our stock price to decline.

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

Our stock price has been, and is likely to continue to be, volatile. From November 15, 2006, when our common stock first began trading on the New York Stock Exchange, through October 26, 2012, our common stock has traded as high as $27.00 per share and as low as $4.40 per share. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price of our common stock may be influenced by many factors, including:

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales or the perception in the market that the holders of a large number of shares intend to sell shares could reduce the market price of our common stock.  Moreover, holders of an aggregate of approximately 6.8 million shares of our common stock outstanding as of October 26, 2012 have the right to require us to register these shares of common stock under specified circumstances. We recently registered 3.0 million of these shares to be sold by these holders from time to time.

ITEM 2.                          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

Not applicable.

Use of Proceeds

Not applicable.

Purchases of Equity Securities

The table below presents information regarding shares of our common stock that we acquired during the quarter ended September 30, 2012 pursuant to our stock repurchase program.

Issuer Purchases of Equity Securities*
Period
	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
September 1 to September 30, 2012	97,600	$14.88	97,600	$33,543,000
Total	97,600	$14.88	97,600	$33,543,000

*On May 21, 2012, we publicly announced that our board of directors authorized the repurchase of up to $35.0 million of our common stock through a share repurchase program. The repurchase program was authorized on May 17, 2012 and terminates on December 31, 2013. We did not repurchase any shares of our common stock under this repurchase program prior to September 2012.

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

EMERGENT BIOSOLUTIONS INC.

By: /s/  Daniel Abdun-Nabi
Daniel Abdun-Nabi
President and Chief Executive Officer
(Principal Executive Officer)

Date: November  1, 2012

By: /s/  R. Don Elsey
R. Don Elsey
Sr. Vice President Finance, Chief Financial
Officer and Treasurer
(Principal Financial and Accounting Officer)

Date: November 1, 2012

EXHIBIT INDEX

Exhibit Number	Description
3	Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3 to the Company's Current Report on Form 8-K filed on August 16, 2012).
10.1#
Second Amendment to Loan Documents, dated as of August 3, 2012, among the Company, Emergent Manufacturing Operations Baltimore LLC, Emergent BioDefense Operations Lansing LLC and PNC Bank, National Association.

10.2# †	Modification No. 1 to Contract No. 200-2011-42084, effective March 21, 2012, between Emergent BioDefense Operations Lansing LLC and the Centers for Disease Control and Prevention.
10.3# †	Modification No. 2 to Contract No. 200-2011-42084, effective September 1, 2012, between Emergent BioDefense Operations Lansing LLC and the Centers for Disease Control and Prevention.
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101. INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linksbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language):

(i)
Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2012 and September 30, 2011, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2012 and September 30, 2011,(iii) Condensed Consolidated Balance Sheets at September 30, 2012 and December 31, 2011, (iv) Condensed Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2012 and 2011 and (v) Notes to Consolidated Financial Statements.

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