Form 10-Q
period 2013-06-30
Emergent BioSolutions Inc.
filed 2013-08-06
CIK 1367644

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.☑  Yes ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer ☑  Accelerated filer  ☐ Non-accelerated filer  ☐ Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes ☑  No

As of July 31, 2013, the registrant had 36,269,719 shares of common stock outstanding.

Emergent BioSolutions Inc.
Index to Form 10-Q

Part I. Financial Information
Item 1.	Financial Statements
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Comprehensive Income
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures
Part II. Other Information
Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Mine Safety Disclosures
Item 5.	Other Information
Item 6.	Exhibits
Signatures
Exhibit Index

BioThrax®, RSDL® and any and all Emergent BioSolutions Inc. brand, product, service and feature names, logos and slogans are trademarks or registered trademarks, of Emergent BioSolutions Inc. or its subsidiaries in the United States or other countries. All rights reserved. All other brand, product, service and feature names or trademarks are the property of their respective owners.

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

These forward-looking statements include, among other things, statements about:

▪	our ability to perform under our contract with the U.S. government related to BioThrax® (Anthrax Vaccine Adsorbed), our FDA-approved anthrax vaccine, including the timing of deliveries;
▪	our plans for future sales of BioThrax, including our ability to obtain funding for our existing procurement contract with the U.S. government;
▪	our ability to successfully execute our growth strategy and achieve our financial and operational goals;
▪	our ability to identify and acquire companies or in-license products and product candidates that satisfy our selection criteria;
▪	our ability to successfully integrate and develop the products or product candidates, programs, operations and personnel of any entities or businesses that we acquire;
▪	our plans to pursue label expansions and other improvements for BioThrax;
▪
our ability to perform under our development contracts with the U.S. government, including for our product candidate PreviThraxTM (Recombinant Protective Antigen Anthrax Vaccine, Purified) and BioThrax in Building 55, our large-scale vaccine manufacturing facility in Lansing, Michigan;

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

PART I. FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

Emergent BioSolutions Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share and per share data)

	June 30,	December 31,
	2013	2012
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$156,243	$141,666
Accounts receivable	54,369	96,043
Inventories	18,582	15,161
Deferred tax assets, net	1,264	1,264
Income tax receivable, net	6,502	-
Prepaid expenses and other current assets	11,199	9,213
Total current assets	248,159	263,347

Property, plant and equipment, net	248,504	241,764
In-process research and development	41,800	41,800
Goodwill	5,502	5,502
Deferred tax assets, net	11,087	11,087
Other assets	562	730

Total assets	$555,614	$564,230

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$25,711	$31,297
Accrued expenses and other current liabilities	1,067	1,603
Accrued compensation	15,481	22,726
Long-term indebtedness, current portion	4,470	4,470
Deferred revenue	2,049	1,811
Total current liabilities	48,778	61,907

Long-term indebtedness, net of current portion	56,069	58,304
Other liabilities	1,685	1,891
Total liabilities	106,532	122,102

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.001 par value; 15,000,000 shares authorized, 0 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized, 36,589,921 shares issued and 36,186,763 shares outstanding at June 30, 2013; 36,272,550 shares issued and 35,869,392 shares outstanding at December 31, 2012	36	36
Treasury stock, at cost, 403,158 common shares at June 30, 2013 and December 31, 2012	(5,906)	(5,906)
Additional paid-in capital	236,099	230,964
Accumulated other comprehensive loss	(3,513)	(4,129)
Retained earnings	222,814	220,393
Total Emergent BioSolutions Inc. stockholders' equity	449,530	441,358
Noncontrolling interest in subsidiaries	(448)	770
Total stockholders' equity	449,082	442,128
Total liabilities and stockholders' equity	$555,614	$564,230

The accompanying notes are an integral part of these consolidated financial statements.

Emergent BioSolutions Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Unaudited)		(Unaudited)
Revenues:
Product sales	$65,596	$53,161	$95,955	$87,518
Contracts and grants	16,840	17,218	29,581	33,172
Total revenues	82,436	70,379	125,536	120,690

Operating expense:
Cost of product sales	16,945	13,186	22,643	20,697
Research and development	30,278	30,645	61,002	56,891
Selling, general and administrative	20,501	17,895	40,529	37,387
Impairment of in-process research and development	-	-	-	9,600
Income (loss) from operations	14,712	8,653	1,362	(3,885)

Other income (expense):
Interest income	10	29	33	54
Interest expense	(3)	-	(14)	(6)
Other income (expense), net	18	907	35	1,761
Total other income (expense)	25	936	54	1,809

Income (loss) before provision for (benefit from) income taxes	14,737	9,589	1,416	(2,076)
Provision for (benefit from) income taxes	4,381	4,043	(135)	403
Net income (loss)	10,356	5,546	1,551	(2,479)
Net loss attributable to noncontrolling interest	128	2,086	871	3,279
Net income attributable to Emergent BioSolutions Inc.	$10,484	$7,632	$2,422	$800

Income per share - basic	$0.29	$0.21	$0.07	$0.02
Income per share - diluted	$0.29	$0.21	$0.07	$0.02

Weighted-average number of shares - basic	36,144,063	36,182,826	36,056,297	36,114,400
Weighted-average number of shares - diluted	36,527,014	36,556,697	36,247,773	36,301,335

The accompanying notes are an integral part of these consolidated financial statements.

Emergent BioSolutions Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Unaudited)		(Unaudited)

Net income attributable to Emergent BioSolutions Inc.	$10,484	$7,632	$2,422	$800
Foreign currency translations, net of tax	246	(20)	616	64
Comprehensive income	$10,730	$7,612	$3,038	$864

The accompanying notes are an integral part of these consolidated financial statements.

Emergent BioSolutions Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:	(Unaudited)

Net income (loss)	$1,551	$(2,479)
Adjustments to reconcile to net cash provided by operating activities:
Stock-based compensation expense	5,718	5,425
Depreciation and amortization	8,372	4,909
Current and deferred income taxes	(135)	4,080
Non-cash development expenses from joint venture	(347)	3,632
Change in fair value of contingent value rights	-	(3,005)
Impairment of in-process research and development	-	9,600
Excess tax benefits from stock-based compensation	(1,757)	(1,307)
Other	(10)	(55)
Changes in operating assets and liabilities:
Accounts receivable	41,674	27,338
Inventories	(3,421)	(1,347)
Income taxes	(7,999)	(2,163)
Prepaid expenses and other assets	(1,734)	888
Accounts payable	(6,199)	(7,068)
Accrued expenses and other liabilities	(619)	488
Accrued compensation	(7,130)	(6,900)
Deferred revenue	238	142
Net cash provided by operating activities	28,202	32,178
Cash flows from investing activities:
Purchases of property, plant and equipment	(14,123)	(30,921)
Proceeds from sale of assets	-	11,765
Proceeds from maturity of investments	-	1,966
Net cash used in investing activities	(14,123)	(17,190)
Cash flows from financing activities:
Proceeds from borrowings on long-term indebtedness	-	11,413
Issuance of common stock subject to employee equity plans	933	401
Excess tax benefits from stock-based compensation	1,757	1,307
Principal payments on long-term indebtedness	(2,235)	(8,670)
Contingent value right payment	-	(1,748)
Restricted cash	-	220
Net cash provided by financing activities	455	2,923

Effect of exchange rate changes on cash and cash equivalents	43	31

Net increase (decrease) in cash and cash equivalents	14,577	17,942
Cash and cash equivalents at beginning of period	141,666	143,901
Cash and cash equivalents at end of period	$156,243	$161,843

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

The unaudited consolidated financial statements included herein have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X issued by the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission ("SEC").

In the opinion of the Company's management, any adjustments contained in the accompanying unaudited consolidated financial statements are of a normal recurring nature, and are necessary to present fairly the financial position of the Company as of June 30, 2013 and the results of operations, comprehensive income and cash flows for the three and six months ended June 30, 2013 and 2012. Interim results are not necessarily indicative of results that may be expected for any other interim period or for an entire year.

Revenue recognition

There have been no significant changes to the Company's summary of significant accounting policies, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC, during the three and six months ended June 30, 2013, except for the addition of the Company's policy for multiple element revenue-generating arrangements and its revenue recognition policy related to the Company's contract with the Biomedical Advanced Research and Development Authority ("BARDA") to establish a Center for Innovation in Advanced Development and Manufacturing ("CIADM").

The Company analyzes its multiple element revenue-generating arrangements to determine whether the elements can be separated and accounted for individually as separate units of accounting. An item can generally be considered a separate unit of accounting if both of the following criteria are met: the delivered item(s) has value to the customer on a stand-alone basis and if the arrangement includes a general right of return and delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the Company. Items that cannot be divided into separate units are combined with other units of accounting, as appropriate. Consideration received is allocated among the separate units based on the unit's selling price and is recognized in full when the criteria are met. The Company deems services to be rendered if no continuing obligation exists on the part of the Company.

The Company's contract with the BARDA to establish a CIADM is a service arrangement that includes multiple elements. The CIADM contract requires the Company to provide a flexible infrastructure to supply medical countermeasures to the U.S. Government over the contract period and includes such items as construction and facility design, workforce development and licensure of a pandemic flu vaccine. Since none of the individual elements by themselves satisfy the purpose of the contract, the Company has concluded that the CIADM contract elements cannot be separated as they do not have stand-alone value to the U.S. Government. Therefore, the Company has concluded that there is a single unit of account associated with the CIADM contract. The Company recognizes revenue under the CIADM contract on a straight-line basis, based upon its estimate of the total payments to be received under the contract. The Company analyzes the estimated payments to be received on a quarterly basis to determine if an adjustment to revenue is required. Changes in estimates attributed to modifications in the estimate of total payments to be received are recorded prospectively.

2.            Fair value measurements

The following table represents the Company's fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis:

	At June 30, 2013
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment in money market funds (1)	$36,323	$-	$-	$36,323
Total assets	$36,323	$-	$-	$36,323

	At December 31, 2012
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment in money market funds (1)	$42,720	$-	$-	$42,720
Total assets	$42,720	$-	$-	$42,720

(1)	Included in cash and cash equivalents in accompanying consolidated balance sheets.

As of June 30, 2013 and 2012, the Company did not have any transfers between Level 1 and Level 2 assets or liabilities.

The fair value of the contingent value right ("CVR") obligations is based on management's assessment of certain development and collaboration milestones, which are inputs that have no observable market (Level 3). The obligation is measured using a discounted cash flow model. As of June 30, 2012, the Company recorded a decrease in the CVR obligations of $3.0 million due to Pfizer ceasing development of programs related to the CVR milestones and made a $1.7 million CVR payment under the Company's agreement with Abbott. The adjustment to fair value is classified in the Company's statement of operations as research and development expense within the Company's Biosciences segment.  As of June 30, 2013 and 2012, the Company had no assets or liabilities measured at fair value using significant unobservable inputs (Level 3).

Separate disclosure is required for assets and liabilities measured at fair value on a recurring basis, as documented above, from those measured at fair value on a nonrecurring basis. For the six months ended June 30, 2013, no assets or liabilities were measured at fair value on a nonrecurring basis. For the year ended December 31, 2012, the Company's SBI-087 in-process research and development ("IPR&D") asset, which was categorized as a level 3 fair value measurement, was the only asset or liability measured at fair value on a nonrecurring basis (see Note 4).

3.            Inventories

Inventories consist of the following:

	June 30,	December 31,
(in thousands)	2013	2012
Raw materials and supplies	$2,613	$2,733
Work-in-process	10,960	9,813
Finished goods	5,009	2,615
Total inventories	$18,582	$15,161

4.            In-process research and development and goodwill

During the six months ended June 30, 2012, Pfizer terminated its development programs with respect to the Company's SBI-087 product candidate. The Company considered this termination a potential indicator of impairment of the related SBI-087 IPR&D asset, and assessed the fair value of this asset. As part of the assessment, the Company considered the impact of Pfizer's decision, along with the Company's decision to no longer pursue further development of this asset due to reduced overall probability of success and increased development costs for the product candidate. As a result, the Company recorded an impairment charge of $9.6 million during the six months ended June 30, 2012, which represented the entire carrying value of the SBI-087 IPR&D asset. This charge is classified in the Company's statement of operations as impairment of in-process research and development, within the Company's Biosciences segment.

As a result of the impairment of the SBI-087 IPR&D asset, the Company also performed an analysis of the Biosciences therapeutic reporting unit, which contains all goodwill reported on the Company's consolidated balance sheets for the period ended June 30, 2012. Based on the analysis, the Company concluded that goodwill was not more likely than not impaired and therefore an interim impairment analysis was deemed unnecessary.

5.            Equity awards

The following is a summary of stock option award activity under the Second Amended and Restated Emergent BioSolutions Inc., 2006 Stock Incentive Plan (the "2006 Plan") and the Emergent BioSolutions Employee Stock Option Plan (the "2004 Plan"):

	2006 Plan		2004 Plan
	Number of Shares	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2012	3,550,842	$17.07	53,156	$8.86	$4,801,378
Granted	878,860	14.63	-
Exercised	(66,999)	8.74	-
Forfeited	(244,704)	17.96	-
Outstanding at June 30, 2013	4,117,999	$16.64	53,156	$8.86	$3,043,711
Exercisable at June 30, 2013	2,595,007	$16.90	53,156	$8.86	$3,027,603

The following is a summary of restricted stock unit award activity under the 2006 Plan:

	Number of Shares	Weighted-Average Grant Price	Aggregate Intrinsic Value
Outstanding at December 31, 2012	715,609	$18.41	$11,478,368
Granted	439,429	14.63
Vested	(321,508)	14.72
Forfeited	(64,323)	15.79
Outstanding at June 30, 2013	769,207	$16.26	$11,091,965

During the six months ended June 30, 2013, the Company corrected an immaterial prior period classification error for the six months ended June 30, 2012 of approximately $2.6 million. This immaterial error related to the cash flow presentation of the excess tax benefit attributed to the exercise of non-qualified stock options and restricted stock units. The immaterial error had no impact on the Company's consolidated cash flows, consolidated statements of operations and comprehensive income or the consolidated balance sheets. The correction of the error is reflected as a reduction of originally reported operating cash flow from operating activities and an increase in originally reported cash flow from financing activities.

6.            Variable interest entities

In July 2008, the Company entered into a collaboration with the University of Oxford ("Oxford") and certain Oxford researchers to advance a vaccine product candidate for tuberculosis, resulting in the formation of the Oxford-Emergent Tuberculosis Consortium ("OETC"). The Company has a 51% equity interest in OETC. In February 2013, the Company published clinical trial data which showed its tuberculosis vaccine product candidate did not confer statistically significant protection for the tuberculosis disease or infection in infants from those vaccinated at birth with the Baccile Calmette-Guerin vaccine. As a result of this clinical trial data, the Company is ceasing development work on this product candidate and expects future funding of OETC to be minimal while the OETC entity is liquidated.

The Company evaluates its variable interests in OETC on a quarterly basis and has determined that it is the primary beneficiary as it has directed the activities of OETC that most significantly impact OETC's economic performance and will absorb the majority of expected losses. Accordingly, the Company consolidates OETC. As of June 30, 2013 and 2012, respectively, assets of $291,000 and $3.5 million and liabilities of $229,000 and $1.3 million related to OETC were included within the Company's consolidated balance sheets. During the three and six months ended June 30, 2013, respectively, OETC incurred net losses of $262,000 and $1.8 million, of which $133,000 and $905,000 are included in the Company's consolidated statement of operations. During the three and six months ended June 30, 2012, respectively, OETC incurred net losses of $4.2 million and $6.5 million, of which $2.1 million and $3.3 million are included in the Company's consolidated statement of operations.

In conjunction with the establishment of OETC, the Company granted a put option to Oxford and certain Oxford researchers whereby the Company may be required to acquire all of the OETC shares held by Oxford and the Oxford researchers at the fair market value of the underlying shares. This put option is contingent upon the satisfaction of a number of conditions that must exist or occur subsequent to the granting by the European Commission of marketing authorization for the OETC-sponsored tuberculosis vaccine product candidate. The Company accounts for the put option in accordance with the accounting provisions related to derivatives and distinguishing liabilities from equity. In accordance with these provisions, the Company has determined that the put option had no value as of June 30, 2013.

The following is a summary of the stockholders' equity attributable to the Company and the noncontrolling interests:

	Emergent	Noncontrolling
(in thousands)	BioSolutions Inc.	Interests	Total
Stockholders' equity at December 31, 2012	$441,358	$770	$442,128
Non-cash development expenses from variable interest entities	-	(347)	(347)
Net income (loss)	2,422	(871)	1,551
Other	5,750	-	5,750
Stockholders' equity at June 30, 2013	$449,530	$(448)	$449,082

7.            Collaboration agreements

Abbott Laboratories

In August 2009, Trubion Pharmaceuticals, Inc. ("Trubion"), which the Company acquired in October 2010, entered into a collaboration agreement with Facet Biotech Corporation, now a wholly-owned subsidiary of Abbott Laboratories ("Abbott"), for the joint worldwide development and commercialization of otlertuzumab (formerly TRU-016). The collaboration agreement was terminated on March 20, 2012 and all rights to otlertuzumab and other CD37-directed protein therapeutics under the collaboration agreement reverted back to the Company.

During the three and six months ended June 30, 2012, respectively, the Company recorded revenue of $1.4 million and $2.7 million for collaborative research and development services pursuant to the Abbott agreement, which is included in the Company's financial statements of operations as contracts and grants revenue within the Company's Biosciences segment. There was no revenue for the three and six months ended June 30, 2013.

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

During the three and six months ended June 30, 2012, respectively, the Company recorded revenue of $512,000 and $877,000 for research and development services pursuant to the Pfizer agreement, which is included in the Company's financial statements of operations as contracts and grants revenue within the Company's Biosciences segment. There was no revenue for the three and six months ended June 30, 2013.

8.	Restructuring

In February 2013, the Company adopted a plan to restructure the operations of Emergent Product Development UK Limited ("EPDU") and OETC due to the results of the Phase IIb clinical trial for the Company's tuberculosis product candidate.  The Company has substantially completed this restructuring as of June 30, 2013.

Severance and other related costs and asset-related charges are reflected within the Company's consolidated statement of operations as a component of selling, general and administrative expense.

The restructuring plan includes a headcount reduction of 14 employees at EPDU, the termination of a facility lease, and the impairment of leasehold improvements and equipment. These costs, which are included in selling, general and administrative expense in its statement of operations and is included within the Biosciences segment, are detailed below:

	Incurred during	Incurred during
	the three months	the six months	Total Expected
(in thousands)	ended June 30, 2013	ended June 30, 2013	to be Incurred
Termination benefits	$274	$2,114	$2,114
Contract termination costs	431	431	431
Other costs	80	261	261
Total	$785	$2,806	$2,806

The following is a summary of the activity for the liabilities related to the EPDU restructuring:

		Contract
	Termination	Termination	Other
(in thousands)	Benefits	Costs	Costs	Total
Balance at December 31, 2012	$-	$-	$-	$-
Expenses incurred	2,114	431	134	2,679
Amount paid	(1,660)	(431)	(134)	(2,225)
Other adjustments	-	-	-	-
Balance at June 30, 2013	$454	$-	$-	$454

9.	Business interruption insurance recovery

During the three and six months ended June 30, 2012, respectively, the Company recorded $843,000 and $1.7 million from an insurance recovery related to a power outage at its Lansing, Michigan facility. The insurance recovery is classified in the Company's statement of operations as other income (expense), net.

10.	Earnings per share

The following table presents the calculation of basic and diluted net income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2013	2012	2013	2012
Numerator:
Net income	$10,484	$7,632	$2,422	$800

Denominator:
Weighted-average number of shares—basic	36,144,063	36,182,826	36,056,297	36,114,400
Dilutive securities—equity awards	382,951	373,871	191,476	186,935
Weighted-average number of shares—diluted	36,527,014	36,556,697	36,247,773	36,301,335

Income per share-basic	$0.29	$0.21	$0.07	$0.02
Income per share-diluted	$0.29	$0.21	$0.07	$0.02

 Stock options with exercise prices in excess of the average per share closing price during the period are not considered in the calculation of fully diluted earnings per share. For the three and six month periods ended June 30, 2013, approximately 3.5 million and 2.7 million stock options, respectively, were excluded from the calculation of diluted earnings per share. For each of the three and six month periods ended June 30, 2012, approximately 3.0 million stock options were excluded from the calculation of diluted earnings per share.

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

	Reportable Segments
(in thousands)	Biodefense	Biosciences	All Other	Total
Three Months Ended June 30, 2013
External revenue	$82,402	$34	$-	$82,436
Net income (loss)	24,996	(14,156)	(356)	10,484
Three Months Ended June 30, 2012
External revenue	$66,964	$3,415	$-	$70,379
Net income (loss)	24,335	(14,963)	(1,740)	7,632

	Reportable Segments
(in thousands)	Biodefense	Biosciences	All Other	Total
Six Months Ended June 30, 2013
External revenue	$124,561	$975	$-	$125,536
Net income (loss)	29,606	(25,528)	(1,656)	2,422
Six Months Ended June 30, 2012
External revenue	$115,600	$5,090	$-	$120,690
Net income (loss)	38,601	(34,854)	(2,947)	800

12.            Subsequent events

On August 1, 2013, the Company acquired substantially all of the assets of the Healthcare Protective Products Division ("HPPD"), a division of Bracco Diagnostics Inc. for approximately $24.2 million in cash. The assets acquired in the August 2013 acquisition include HPPD's product RSDL®, (decontamination lotion) ("RSDL") along with all of the customer and distributor agreements for the RSDL product. In addition, as part of the acquisition, the Company will pay approximately $1.8 million for the remaining assets of HPPD, which primarily includes manufacturing equipment. The Company anticipates the acquisition of the remaining assets will occur during the fourth quarter of 2013. The acquisition will diversify the Biodefense segment by adding product sales from RSDL. The Company has incurred transaction costs related to the acquisition of approximately $387,000 and $515,000, respectively, for the three and six months ended June 30, 2013, which has been recorded in selling, general and administrative expenses within the Company's Biodefense segment. As of the date of this filing, the valuation of acquired tangible and identification of any intangible assets has not been completed as valuation specialists have not yet completed their assessment.  Therefore, the estimate of fair value of the acquired assets and any other fair value adjustments are not complete, and as such the purchase price allocation for the transaction has not been completed.

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

Our Biodefense division is directed to government-sponsored development and supply of countermeasures against potential agents of bioterror or biowarfare and primarily targets the infectious disease anthrax. Our programs in this division include two marketed products: BioThrax® (Anthrax Vaccine Adsorbed), the only vaccine approved by the U.S. Food and Drug Administration, or FDA, for the prevention of anthrax disease and RSDL® (decontamination lotion), or RSDL, that we acquired in August 2013 from Bracco Diagnostics, Inc. or Bracco. RSDL has been approved by the FDA, Health Canada, the United Kingdom's Medicines and Healthcare products Regulatory Agency and Australia's Therapeutics Goods Administration for the removal or neutralization of chemical warfare agents from the skin, including nerve agents, mustard gas, and toxins. Our Biodefense division also includes investigational product candidates. Operations in this division include biologics manufacturing, regulatory and quality affairs in support of BioThrax and a product development and manufacturing infrastructure in support of our investigational product candidates.

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

Our Biodefense segment has generated net income for each of the last five fiscal years. During this time, our Biosciences segment has generated revenue through development contracts and collaborative funding, but none of our Biosciences product candidates have received marketing approval and, therefore, our Biosciences segment has not generated any product sales revenues. As a result, our Biosciences segment has incurred a net loss for each of the last five fiscal years.

Product Sales

We have derived substantially all of our product sales revenues from BioThrax sales to the U.S. government. We are currently a party to a contract with the Centers for Disease Control and Prevention, or CDC, an operating division of the U.S. Department of Health and Human Services, or HHS, to supply up to 44.75 million doses of BioThrax for placement into the Strategic National Stockpile, or SNS, over a five-year period. We expect for the foreseeable future to continue to derive substantially all of our product sales revenues from sales of BioThrax to the U.S. government. Our total revenues from BioThrax sales were $96.0 million and $87.5 million for the six months ended June 30, 2013 and 2012, respectively. We are focused on increasing sales of BioThrax to U.S. government customers, expanding the market for BioThrax to other customers domestically and internationally and pursuing label expansions and improvements for BioThrax.

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

In 2009, we purchased a building in Baltimore, Maryland for product development and manufacturing purposes, and have completed renovation, improvement and equipment acquisitions at this facility. In June 2012, we entered into a contract with BARDA, which established us as a CIADM and provides funding for manufacturing and development activities relating to a clinical stage pandemic flu vaccine candidate that we in-licensed from a third party. In addition, we expect this facility will support future CIADM development and manufacturing, activities for chemical, biological, radiological and nuclear countermeasures as well as our future product development and manufacturing needs. Our specific plans for this facility will be contingent on the requirements of BARDA under our CIADM contract, the progress of our existing development programs and the outcome of our efforts to acquire new product candidates.

Financial Operations Overview

Revenues

We are currently a party to a contract with the CDC to supply up to 44.75 million doses of BioThrax to the SNS over a five-year period. The period of performance under the award is from September 30, 2011 through September 29, 2016. The total amount that could be paid to us under the contract is up to $1.25 billion, subject to availability of funding by the U.S. government. To date, the U.S. government has committed approximately $477 million for the procurement of BioThrax doses under this contract. Through June 30, 2013, we have delivered and, upon CDC acceptance, recognized revenue on approximately 12.4 million doses, representing approximately $330 million under this contract.

As part of the acquisition of the assets of the Healthcare Protective Products Division, or HPPD, a division of Bracco, we assumed responsibility for a five year contract from the U.S. Department of Defense that began in 2012 to provide RSDL to active military personnel. The contract has an estimated value of up to approximately $240 million.

We have received contract and grant funding from BARDA and the National Institute of Allergy and Infectious Diseases, or NIAID, for the following development programs:

Development Programs	Funding Source	Award Date	Performance Period
Post-Exposure Prophylaxis indication for BioThrax	BARDA	9/2007	9/2007 — 3/2016
NuThrax	NIAID	7/2008	7/2008 — 6/2013
Large-scale manufacturing for BioThrax	BARDA	7/2010	7/2010 — 7/2015
NuThrax	NIAID	7/2010	8/2010 — 8/2014
PreviThrax CIADM	BARDA BARDA	9/2010 6/2012	9/2010 — 9/2015 6/2012 — 6/2037

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

We intend to focus our product development efforts on promising late-stage candidates that we believe satisfy well-defined criteria and seek to utilize collaborations or non-dilutive funding. We plan to limit earlier stage development activities unless funded by external sources and partner with third parties, such as governments and non-governmental organizations, for the funding of all our product development programs. We expect our research and development spending will be dependent upon such factors as the results from our clinical trials, the availability of reimbursement of research and development spending, the number of product candidates under development, the size, structure and duration of any follow-on clinical programs that we may initiate, the costs associated with manufacturing our product candidates on a large-scale basis for later-stage clinical trials, and our ability to use or rely on data generated by government agencies, such as studies involving BioThrax conducted by the CDC.

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

Critical Accounting Policies and Estimates

There have been no significant changes to our Critical Accounting Policies and Estimates during the three and six months ended June 30, 2013, except for the addition of our to revenue recognition policy for our contract with the BARDA to establish a CIADM. Refer to our Critical Accounting Policies and Estimates section in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission, or SEC.

Our contract with the Biomedical Advanced Research and Development Authority to establish a Center for Innovation in Advanced Development and Manufacturing, or CIADM, is a service arrangement that includes multiple elements. The CIADM contract requires us to provide a flexible infrastructure to supply medical countermeasures to the U.S. Government over the contract period and includes such items as construction and facility design, workforce development and licensure of a pandemic flu vaccine. Since none of the individual elements by themselves satisfy the purpose of the contract, we have concluded that the CIADM contract elements cannot be separated as they do not have stand-alone value to the U.S. Government. Therefore, we have concluded that there is a single unit of account associated with the CIADM contract. We recognize revenue under the CIADM contract on a straight-line basis, based upon its estimate of the total payments to be received under the contract. We analyze the estimated payments to be received on a quarterly basis to determine if an adjustment to revenue is required. Changes in estimates attributed to modifications in the estimate of total payments to be received are recorded prospectively.

Results of Operations

Quarter Ended June 30, 2013 Compared to Quarter Ended June 30, 2012

Revenues

Product sales revenues increased by $12.4 million, or 23%, to $65.6 million for the three months ended June 30, 2013 from $53.2 million for the three months ended June 30, 2012. This increase in product sales revenues was due to a 21% increase in the number of doses of BioThrax delivered, attributable to the timing of deliveries to the SNS, and a modest increase in the average sales price per dose. Product sales revenues during the three months ended June 30, 2013 consisted of BioThrax sales to the CDC of $65.6 million and aggregate international and other sales of $28,000. Product sales revenues during the three months ended June 30, 2012 consisted of BioThrax sales to the CDC of $53.1 million and aggregate international and other sales of $111,000.

Contracts and grants revenues decreased by $378,000, or 2%, to $16.8 million in the three months ended June 30, 2013 from $17.2 million in the three months ended June 30, 2012. The decrease in contracts and grants revenues was primarily due to decreased revenue related to a milestone payment received related to our post-exposure prophylaxis, or PEP, indication for BioThrax and the sale of our spi-VECTM (live attuenated bacterial vaccine vector) technology during the second quarter of 2012 along with decreased revenues from our agreements with Abbott and Pfizer that terminated during 2012, partially offset by increased revenues from BARDA related to the establishment of our CIADM. Contracts and grants revenues during the three months ended June 30, 2013 consisted of $16.8 million in development contract and grant revenue from NIAID and BARDA. Contracts and grants revenues during the three months ended June 30, 2012 consisted of $13.8 million in development contract and grant revenues from NIAID and BARDA, $1.4 million from Abbott Laboratories, or Abbott, $512,000 from Pfizer Inc., and $1.5 million from the sale of patent and trademark rights and related materials pertaining to our spi-VEC technology platform.

Cost of Product Sales

Cost of product sales increased by $3.8 million, or 29%, to $16.9 million for the three months ended June 30, 2013 from $13.2 million for the three months ended June 30, 2012. This increase was attributable to the 21% increase in the number of BioThrax doses delivered coupled with an increase in the cost per dose sold associated with decreased production yield in the period in which the doses were produced.

Research and Development Expenses

Research and development expenses decreased by $367,000, or 1%, to $30.3 million for the three months ended June 30, 2013 from $30.6 million for the three months ended June 30, 2012. This decrease primarily reflects lower contract service costs, and includes decreased expenses of $1.9 million for product candidates and technology platform development activities categorized in the Biosciences segment and decreased expenses of $266,000 in other research and development, which are in support of central research and development activities technology platform development, offset by increased expenses of $1.8 million for product candidates and manufacturing development categorized in the Biodefense segment. Net of development contract and grant reimbursements along with the net loss attributable to noncontrolling interests, we incurred research and development expenses of $13.3 million and $11.3 million, respectively, during the three months ended June 30, 2013 and 2012.

Our principal research and development expenses during the three months ended June 30, 2013 and 2012 are shown in the following table:

	Three Months ended
	June 30,
(in thousands)	2013	2012
Biodefense:
Large-scale manufacturing for BioThrax	$4,004	$4,105
BioThrax related programs	2,764	3,104
PreviThrax	3,791	4,242
NuThrax	2,084	2,011
Pandemic influenza	2,500	-
Thravixa	-	280
Other Biodefense	1,805	1,418
Total Biodefense	16,948	15,160
Biosciences:
Tuberculosis vaccine	279	5,544
otlertuzumab (formerlyTRU-016)	7,022	3,241
ES414 (formerly T-Scorp)	1,833	1,011
ES301 (formerly DRACO)	-	790
Other Biosciences	2,986	3,423
Total Biosciences	12,120	14,009
Other	1,210	1,476
Total	$30,278	$30,645

The decrease in spending for our large-scale manufacturing for BioThrax was primarily due to the timing of the manufacture of consistency lots. The decrease in spending for BioThrax related programs was related to the timing of clinical studies to support applications for label expansion for BioThrax. The decrease in spending for PreviThrax was primarily due to the timing of model optimization and non-clinical studies. The spending for NuThrax was primarily for clinical trial activities. The increase in spending for pandemic influenza was related to a license fee for the rights to manufacture and sell pandemic influenza products. The spending for Thravixa in 2012 was for clinical trial activities. The increase in spending for our other Biodefense activities was primarily due to increased spending related to manufacturing development.

The decrease in spending for our tuberculosis vaccine product candidate was related to the costs incurred during 2012 to complete the Phase IIb clinical trial. As a result of clinical trial data published in February 2013, we expect future spending will decrease significantly as we cease our tuberculosis product development efforts. The increase in spending for our otlertuzumab (formerly TRU-016) product candidate was primarily related to manufacturing activities. The increase in spending for our ES414 (formerly T-Scorp) product candidate was primarily due to process development and non-clinical studies. The spending for our ES301 product candidate in 2012 was primarily for process development and non-clinical activities. The decrease in spending for our other Biosciences activities was primarily due to a decrease in spending associated with our preclinical product candidates.

The spending for other research and development activities was primarily due to central research and development activities not attributable to product candidates.

 Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $2.6 million, or 15%, to $20.5 million for the three months ended June 30, 2013 from $17.9 million for the three months ended June 30, 2012. This increase includes $785,000 in costs related to the restructuring of our U.K. operations and increased spending related to professional services. The majority of the selling, general and administrative expenses are attributable to the Biodefense segment, which increased by $1.7 million, or 13%, to $14.8 million during the three months ended June 30, 2013 from $13.0 million during the three months ended June 30, 2012. Selling, general and administrative expenses related to our Biosciences segment increased by $889,000, or 18%, to $5.7 million during the three months ended June 30, 2013 from $4.9 million during the three months ended June 30, 2012, principally due to the U.K. restructuring charges.

Total Other Income (Expense)

Total other income decreased by $911,000, or 97%, to $25,000 for the three months ended June 30, 2013 from $936,000 for the three months ended June 30, 2012. The decrease was primarily due to a business interruption insurance recovery related to a power outage at our Lansing, Michigan facility during the three months ended June 30, 2012.

Income Taxes

Provision for income taxes increased by $338,000, or 8%, to $4.4 million for the three months ended June 30, 2013 from $4.0 million for the three months ended June 30, 2012. The increase in the provision for income taxes was primarily due to the $3.2 million increase in our income before provision for income taxes and the loss attributable to noncontrolling interests.

Net Loss Attributable to Noncontrolling Interest

Net loss attributable to noncontrolling interest decreased by $2.0 million, or 94%, to $128,000 for the three months ended June 30, 2013 from $2.1 million for the three months ended June 30, 2012. The decrease resulted primarily from the termination of clinical and development activities and related expenses related to our tuberculosis vaccine candidate. These amounts represent the portion of the losses incurred by the joint ventures for the quarters ended June 30, 2013 and 2012, respectively that is attributable to our joint venture partners.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Revenues

Product sales revenues increased by $8.4 million, or 10%, to $96.0 million for the six months ended June 30, 2013 from $87.5 million for the six months ended June 30, 2012. This increase in product sales revenues was due to a 7% increase in the number of doses of BioThrax delivered, attributable to the timing of deliveries to the SNS, and a modest increase in the average sales price per dose. Product sales revenues for the six months ended June 30, 2013 consisted of BioThrax sales to CDC of $94.9 million and aggregate international and other sales of $1.1 million. Product sales revenues for the six months ended June 30, 2012 consisted of BioThrax sales to CDC of $87.3 million and aggregate international and other sales of $199,000.

Contracts and grants revenues decreased by $3.6 million, or 11%, to $29.6 million for the six months ended June 30, 2013 from $33.2 million for the six months ended June 30, 2012. The decrease in contracts and grants revenues was primarily due to decreased revenue related to a milestone payment received related to our PEP indication for BioThrax and the sale of our spi-VEC technology during 2012 along with decreased revenues from our agreements with Abbott and Pfizer that terminated during 2012, partially offset by increased revenues from BARDA related to the establishment of our CIADM. Contracts and grants revenues for the six months ended June 30, 2013 consisted of $29.6 million in development contract and grant revenues from NIAID and BARDA. Contracts and grants revenues for the six months ended June 30, 2012 consisted of $28.1 million in development contract and grant revenues from NIAID and BARDA, $3.6 million from Abbott and Pfizer and $1.5 million from the sale of our spi-VEC platform technology.

Cost of Product Sales

Cost of product sales increased by $1.9 million, or 9%, to $22.6 million for the six months ended June 30, 2013 from $20.7 million for the six months ended June 30, 2012. This increase was primarily attributable to the 7% increase in the number of doses of BioThrax sold.

Research and Development Expenses

Research and development expenses increased by $4.1 million, or 7%, to $61.0 million for the six months ended June 30, 2013 from $56.9 million for the six months ended June 30, 2012. This increase primarily reflects higher contract service and increased depreciation expense related to our Baltimore facility, and includes increased expenses of $1.2 million for product candidates and manufacturing development categorized in the Biodefense segment and increased expenses of $3.1 million for product candidates and technology platform development activities categorized in the Biosciences segment, offset by decreased expenses of $191,000 in other research and development, which are in support of central research and development activities. For the six months ended June 30, 2013 and 2012, we incurred research and development expenses net of development contract and grant reimbursements along with the net loss attributable to noncontrolling interests of $30.6 million and $20.4 million, respectively.

Our principal research and development expenses for the six months ended June 30, 2013 and 2012 are shown in the following table:

	Six Months ended
	June 30,
(in thousands)	2013	2012
Biodefense:
Large-scale manufacturing for BioThrax	$8,730	$8,802
BioThrax related programs	5,557	5,568
PreviThrax	8,030	8,745
NuThrax	4,332	4,617
Pandemic influenza	2,500	-
Thravixa	-	813
Other Biodefense	3,493	2,873
Total Biodefense	32,642	31,418
Biosciences:
Tuberculosis vaccine	4,185	8,775
otlertuzumab (formerly TRU-016)	11,649	6,024
ES414 (formerly T-Scorp)	3,865	1,427
ES301 (formerly DRACO)	-	1,842
Other Biosciences	5,523	4,076
Total Biosciences	25,222	22,144
Other	3,138	3,329
Total	$61,002	$56,891

The spending for our large-scale manufacturing for BioThrax was primarily due to non-clinical studies and the manufacturing of consistency lots. The increase in spending for BioThrax related programs was related to clinical and non-clinical studies to support applications for label expansion for BioThrax. The decrease in spending for PreviThrax was primarily due to the timing of model optimization and non-clinical studies. The decrease in spending for NuThrax was primarily due to the timing of clinical trial activities. The increase in pandemic influenza was related to an upfront payment for an exclusive license to the rights to manufacture and sell pandemic influenza products. The spending for Thravixa in 2012 was for clinical trial activities. The increase in spending for our other Biodefense activities was primarily due to increased spending related to manufacturing development, which includes increased depreciation expense related to our Baltimore facility.

The decrease in spending for our tuberculosis vaccine product candidate is related to the substantial completion of the Phase IIb clinical trial activities during 2012 partially offset manufacturing development activities during 2013. The increase in spending for our otlertuzumab  (formerly TRU-016) product candidate is primarily related to the Phase Ib/II relapsed refractory and Phase I first-line clinical trials for CLL along with manufacturing activities. The increase in spending for our ES414 (formerly T-Scorp) product candidate was primarily due to process development and non-clinical studies. The spending for our ES301 product candidate in 2012 was primarily for process development and non-clinical activities.  The increase in spending for our other Biosciences activities was primarily due to a reduction of the contingent value right obligations associated with our agreement with Pfizer in 2012 and decreased for spending preclinical product candidates, partially offset by increased costs associated with the development of platform technologies.

The spending for other research and development activities was primarily due to central research and development activities not attributable to product candidates.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $3.1 million, or 8%, to $40.5 million for the six months ended June 30, 2013 from $37.4 million for the six months ended June 30, 2012. This increase was primarily due to $2.8 million in costs related to the restructuring of our U.K. operations. The majority of the expense is attributable to the Biodefense segment, in which selling, general and administrative expenses increased by $1.2 million, or 4%, to $28.7 million for the six months ended June 30, 2013 from $27.5 million for the six months ended June 30, 2012. Selling, general and administrative expenses related to our Biosciences segment increased by $1.9 million, or 20%, to $11.8 million for the six months ended June 30, 2013 from $9.9 million for the six months ended June 30, 2012.

Impairment of in-process research and development

Impairment of in-process research and development was $9.6 million for the six months ended June 30, 2012. The impairment charge for the six months ended June 30, 2012, resulted from the full impairment of our SBI-087 in-process research and development asset during the six months ended June 30, 2012. There was no impairment for the six months ended June 30, 2013.

Total Other Income (Expense)

Total other income decreased by $1.8 million, or 97%, to $54,000 for the six months ended June 30, 2013 from $1.8 million for the six months ended June 30, 2012. The decrease was due primarily to a business interruption insurance recovery related to a power outage at our Lansing, Michigan facility in 2012.

Income Taxes

Provision for (benefit from) income taxes decreased by $538,000 to a benefit from income taxes of $135,000 for the six months ended June 30, 2013 from a provision for income taxes of $403,000 for the six months ended June 30, 2012. The decrease in income taxes is primarily due the 2012 research and development credit being treated as a discrete item in the 2013 estimated effective tax rate due to legislation extending the credit not being signed into law until January 2013.

Net Loss Attributable to Noncontrolling Interest

Net loss attributable to noncontrolling interest decreased by $2.4 million, or 73%, to $871,000 for the six months ended June 30, 2013 from $3.3 million for the six months ended June 30, 2012. The decrease resulted primarily from the termination of clinical and development activities and related expenses related to our tuberculosis vaccine candidate. These amounts represent the portion of the loss incurred by the joint ventures for the six months ended June 30, 2013 and 2012, respectively that was attributable to our joint venture partners.

Liquidity and Capital Resources

Sources of Liquidity

We have funded our cash requirements from inception through June 30, 2013 principally with a combination of revenues from BioThrax product sales, debt financings and facilities leases, development funding from government entities and non-government and philanthropic organizations and collaborative partners, and the net proceeds from our initial public offering and the sale of our common stock upon exercise of stock options. We have operated profitably for each of the five years ended December 31, 2012.

As of June 30, 2013 we had cash and cash equivalents of $156.2 million. Additionally, at June 30, 2013, our accounts receivable balance was $54.4 million.

Cash Flows

The following table provides information regarding our cash flows for the six months ended June 30, 2013 and 2012:

	Six Months ended
(in thousands)	June 30, 2013	June 30, 2012
Net cash provided by (used in):
Operating activities(1)	$28,245	$32,209
Investing activities	(14,123)	(17,190)
Financing activities	455	2,923
Net increase in cash and cash equivalents	$14,577	$17,942

(1)	Includes the effect of exchange rates on cash and cash equivalents.

Net cash provided by operating activities of $28.2 million for the six months ended June 30, 2013 was principally due to a decrease in accounts receivable of $41.7 million related to the timing of collection of amounts billed primarily to the CDC, non-cash charges of $5.7 million for stock-based compensation and $8.4 million for depreciation and amortization, partially offset by a decrease in net income taxes of $8.1 million related to timing differences and a decrease in accrued compensation of $7.1 million primarily related to the payment of 2012 bonuses.

Net cash provided by operating activities of $32.2 million for the six months ended June 30, 2012 was principally due to a decrease in accounts receivable of $27.3 million related to the timing of collection of amounts billed to the CDC, non-cash charges of $9.6 million for the impairment of in-process research and development, $5.4 million for stock-based compensation, $4.9 million for depreciation and amortization and $3.6 million for development expenses primarily from our joint ventures, partially offset by a decrease in accrued compensation of $6.9 million associated with the payment of 2011 bonuses and a net decrease in accounts payable of $7.1 million related to the timing of payments for ongoing construction projects and operational activities.

Net cash used in investing activities of $14.1 million for the six months ended June 30, 2013 was primarily due to capital expenditures, and includes construction and renovation of facilities at our Lansing, Michigan campus, and costs of other infrastructure and equipment investments.

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

Net cash provided by financing activities of $455,000 for the six months ended June 30, 2013 was primarily due to $1.8 million in excess tax benefits from the exercise of stock options and $933,000 in proceeds from employee equity plans, partially offset by principal payments on indebtedness of $2.2 million.

 Net cash provided by financing activities of $2.9 million for the six months ended June 30, 2012 resulted primarily from $11.4 million in advances under our construction and equipment loans with PNC Bank related to the renovation, improvement and equipment purchases at our Baltimore facility and $1.3 million related to excess tax benefits from the exercise of stock options, partially offset by $8.7 million in principal payments on indebtedness, including $7.7 million in repayment of debts related to our Frederick, MD buildings and a $1.7 million contingent value right payment.

Debt Financing

As of June 30, 2013, we had $60.5 million principal amount of debt outstanding, comprised primarily of the following:

▪	$17.4 million outstanding under a term loan from HSBC Realty Credit Corporation used to finance a portion of the costs of our facility expansion in Lansing, Michigan;
▪	$4.0 million outstanding under a mortgage loan from HSBC Realty Credit Corporation used to finance a portion of the purchase price of our facility in Gaithersburg, Maryland;
▪	$10.5 million outstanding under a construction loan from PNC Bank used to fund the renovations of our Baltimore, Maryland facility; and
▪	$28.6 million outstanding under an equipment loan from PNC Bank used to fund equipment purchases at our Baltimore, Maryland facility.

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

If our capital resources are insufficient to meet our future capital requirements, we will need to finance our cash needs through public or private equity or debt offerings, bank loans or collaboration and licensing arrangements. We have an effective shelf registration statement on file with the Securities and Exchange Commission that allows us to issue up to an aggregate of $180 million of equity, debt and certain other types of securities through one or more offerings. If we raise funds by issuing equity securities, our stockholders may experience dilution. Public or bank debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, pursuing acquisition opportunities or declaring dividends. If we raise funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish valuable rights to our technologies or product candidates or grant licenses on terms that may not be favorable to us. Current economic conditions may make it difficult to obtain financing on attractive terms, or at all. If financing is unavailable or lost, we could be forced to delay, reduce the scope of or eliminate many of our planned activities.

Acquisition of HPPD Assets

On August 1 2013, we acquired substantially all of the assets of the Healthcare Protective Products Division, or HPPD, a division of Bracco for approximately $24.2 million in cash. The assets acquired in this acquisition include HPPD's product RSDL, along with all of the customer and distributor agreements for the RSDL product. In addition, as part of the acquisition, we will pay approximately $1.8 million for the remaining assets of HPPD, which primarily includes manufacturing equipment. We anticipate the acquisition of the remaining assets will occur during the fourth quarter of 2013.

Share Repurchase Program

On May 17, 2012, our board of directors authorized us to repurchase from time to time up to an aggregate of $35 million of our common stock under a board-approved share repurchase program. We did not repurchase any shares of our common stock under this program during the six months ended June 30, 2013.

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

ITEM 4.                          CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2013. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2013, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, occurred during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our principal customer for BioThrax and RSDL is the U.S. government. We anticipate that the U.S. government will also be a principal customer for other biodefense products that we successfully develop or acquire. Additionally, a significant source of our revenue is from U.S. government development contracts and grants. Over its lifetime, a U.S. government program may be implemented through the award of many different individual contracts and subcontracts. The funding for government programs is subject to Congressional appropriations, generally made on a fiscal year basis, even for programs designed to continue for several years. These appropriations can be subject to political considerations and stringent budgetary constraints. For example, sales of BioThrax supplied under our multi-year procurement contract with the CDC are subject to available funding, mostly from annual appropriations. Additionally, our government-funded development contracts typically give the U.S. government the right, exercisable in its sole discretion, to extend these contracts for successive option periods following a base period of performance. The value of the services to be performed during these option periods may constitute the majority of the total value of the underlying contract. For example, the development contract we were awarded in September 2010 for development of PreviThrax consists of a two-year base period of performance valued at approximately $51 million and three successive one-year option periods valued at a total of approximately $110 million. If levels of government expenditures and authorizations for biodefense decrease or shift to programs in areas where we do not offer products or are not developing product candidates, or if the U.S. government otherwise declines to exercise its options under our contracts with it, our business, revenues and operating results would suffer.

In August 2011, Congress enacted the Budget Control Act of 2011, or BCA, committing the U.S. government to significantly reduce the federal deficit over ten years. The BCA contains provisions commonly referred to as "sequestration" which call for substantial, unspecified automatic federal spending cuts that may continue for a period of ten years. In addition, the federal debt ceiling is currently expected to be reached during 2013. We cannot predict the outcome of the budget process or whether such efforts will result in significant funding delays or cancellation of orders by the U.S. government, any of which may adversely impact our business and results of operations.

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

U.S. government agencies routinely audit and investigate government contractors for compliance with applicable laws and standards. If we are audited and such audit was to uncover improper or illegal activities, we could be subject to civil and criminal penalties, administrative sanctions, including suspension or debarment from government contracting, and significant reputational harm.

The amount we are paid under our fixed price government contracts is based on estimates we have made of the time, resources and expenses required for us to perform those contracts. If our actual costs exceed our estimates, we may not be able to earn an adequate return or may incur a loss under these contracts, which could harm our operating results and materially reduce our net income.

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

Unfavorable provisions in government contracts, some of which may be customary, may subject our business to material limitations, restrictions and uncertainties and may have a material adverse impact on our financial condition and operating results.

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

Generally, government contracts, including our CDC contract for procurement of BioThrax, contain provisions permitting unilateral termination or modification, in whole or in part, at the U.S. government's convenience. Under general principles of government contracting law, if the U.S. government terminates a contract for convenience, the government contractor may recover only its incurred or committed costs, settlement expenses and profit on work completed prior to the termination. If the U.S. government terminates a contract for default, the government contractor is entitled to recover costs incurred and associated profits on accepted items only and may be liable for excess costs incurred by the government in procuring undelivered items from another source. Our CDC contract is, and other future government contracts are likely to be, terminable at the U.S. government's convenience with these potential consequences.

Our U.S. government contracts grant the U.S. government the right to use technologies developed by us under the government contract or the right to share data related to our technologies, for or on behalf of the U.S. government. Under our U.S. government contracts, we might not be able to prohibit third parties, including our competitors, from access to such technology or data in providing products and services to the U.S. government.

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

Additionally, potency testing of each lot of BioThrax is performed against a qualified control lot that we maintain. We continually monitor the status of our control lot and periodically produce and qualify a new control lot to replace the existing control lot. If we are not able to produce and qualify a new control lot or otherwise satisfy the FDA's requirements for release of BioThrax, our ability to sell BioThrax would be impaired until such time as we become able to meet the FDA's requirements, which would significantly impact our revenues, require us to utilize our cash balances to help fund our ongoing operations and otherwise harm our business.

We are contractually required to ship BioThrax at a prescribed temperature range, and variations from that temperature range could result in loss of product and could significantly impact our revenues. Delays, lot failures, shipping deviations, spoilage or other loss during shipping could cause us to fail to satisfy customer orders or contractual commitments, lead to a termination of one or more of our contracts, lead to delays in our clinical trials or result in litigation or regulatory action against us, any of which could be costly to us and otherwise harm our business.

We are in the process of expanding our manufacturing facilities. Delays in completing our facilities, or delays or failures in obtaining regulatory approvals for our new manufacturing facilities, could limit our ability to expand our revenues.

We have constructed Building 55, a large-scale manufacturing facility on our Lansing, Michigan campus for which we received a development contract from BARDA in July 2010 for scale-up, qualification and validation to manufacture BioThrax. Additionally, in 2009, we acquired a facility in Baltimore, Maryland, which we expect to utilize for certain product development or manufacturing projects, including projects performed under a separate development contract from BARDA to establish a Center for Innovation in Advanced Development and Manufacturing. The process for qualifying and validating these facilities may result in unanticipated delays and may cost more than expected due to a number of factors, including regulatory requirements. The costs and time required to comply with current good manufacturing practices, or cGMP, regulations or similar regulatory requirements for sales of our products outside the U.S. may be significant. In addition, if we experience delays, we may be in breach of the obligations under our government funded development contracts. If our facility licensure activities are delayed, we may not be able to utilize Building 55 to increase our production of BioThrax or manufacture product candidates in our Baltimore facility, which could significantly impact our revenues.

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

We currently rely on our manufacturing facility at a single location in Lansing, Michigan for the production of BioThrax. Any interruption in manufacturing operations at this location could result in our inability to satisfy the product demand of the U.S. government or other BioThrax customers. A number of factors could cause interruptions, including:

▪	equipment malfunctions or failures;
▪	technology malfunctions;
▪	cyber-attacks;
▪	work stoppages or slow-downs;
▪	protests, including by animal rights activists;
▪	damage to or destruction of the facility; or
▪	product tampering.

Providers of bioterrorism countermeasures could be subject to an increased risk of terrorist activities. The U.S. government has designated both our Lansing, Michigan and Baltimore, Maryland facilities as facilities requiring additional security. However, there can be no assurance that any additional security measures would protect our facilities from terrorist efforts determined to disrupt our manufacturing activities.

The factors listed above could also cause disruptions at our other facilities, including our research and product development facilities and our additional manufacturing facility in Baltimore, Maryland. Any such disruption, damage, or destruction of our facilities could impede our ability to manufacture BioThrax and our other products and product candidates, result in losses and delays, including delay in the performance of our contractual obligations or delay in our clinical trials, any of which could be costly to us and materially harm our business, financial condition and operating results.

If we are unable to obtain supplies for the manufacture of BioThrax or our other products and product candidates in sufficient quantities and at an acceptable cost, our ability to manufacture BioThrax or to develop and commercialize our other products and product candidates could be impaired, which could harm our revenues, lead to a termination of one or more of our contracts, lead to delays in clinical trials or otherwise harm our business.

We depend on certain single-source suppliers for materials and services necessary for the manufacture of BioThrax and our other products and product candidates. A disruption in the availability of such materials or services from these suppliers could require us to qualify and validate alternative suppliers. If we are unable to locate or establish alternative suppliers, our ability to manufacture BioThrax or our other products and product candidates could be adversely affected and could harm our revenues, cause us to fail to satisfy contractual commitments, lead to a termination of one or more of our contracts or lead to delays in our clinical trials, any of which could be costly to us and otherwise harm our business, financial condition and operating results.

We are currently dependent on third party manufacturers for the manufacture of most of our products and product candidates, other than BioThrax. Certain of our third party manufacturers currently constitute the sole source of one or more of our other products and product candidates, and we have and will continue to have limited control over the manufacturing process and costs of these products and product candidates.

Third party manufacturers currently supply a significant amount of our products and product candidates, other than BioThrax, pursuant to contractual arrangements. Certain manufacturers currently constitute the sole source of several of our products and product candidates. For example, Therapex Inc. is our sole source manufacturer for RSDL and Grifols is our sole source manufacturer for Anthrivig. Because of contractual restraints and the lead-time necessary to obtain FDA approval of a new manufacturer, replacement of any of these manufacturers may be expensive and time consuming and may cause interruptions in our supply of products to our customers or our product candidates for use in clinical trials. As a result, any such delay could adversely affect our ability to satisfy current contractual requirements and our product development efforts in general.

We have a limited ability to control the manufacturing process or costs related to the third party manufacture of our products and product candidates. Increases in the prices we pay our manufacturers, interruptions in the supply of our products and product candidates or lapses in quality could adversely impact our clinical and non-clinical trials, margins, profitability and cash flows. We are reliant on our third party manufacturers to maintain the facilities at which they manufacture our products and product candidates in compliance with all FDA and other applicable regulatory requirements. If these manufacturers fail to maintain compliance with FDA or other applicable regulatory requirements, they could be ordered to cease manufacturing, which would have a materially adverse impact on the supply of these products and product candidates to satisfy government and commercial demand and demand for our clinical and non-clinical trials. For example, in 2008, the initial manufacturer of Thravixa informed us it was discontinuing contract manufacturing operations, forcing us to secure an alternative manufacturing source to continue development and trials of this product candidate.

We may be forced to consider entering into additional manufacturing arrangements with other third party manufacturers. In each case, we will incur significant costs and time in obtaining the regulatory approvals for these third party facilities and in taking the necessary steps to prepare these third parties for the manufacture of our products and product candidates.

Our use of hazardous materials, chemicals, bacteria and viruses requires us to comply with regulatory requirements and exposes us to significant potential liabilities.

Our operations involve the use of hazardous materials, including chemicals, bacteria, viruses and radioactive materials, and may produce dangerous waste products. Accordingly, we, along with the third parties that conduct clinical trials on and manufacture our products and product candidates on our behalf are subject to federal, state, local and foreign laws and regulations that govern the use, manufacture, distribution, storage, handling, disposal and recordkeeping with respect to these materials. The Public Health Security and Bioterrorism Preparedness and Response Act and the Agricultural Protection Act require us to register with the CDC and the Animal and Plant Health Inspection Service, our possession, use or transfer of select biological agents or toxins that could pose a threat to public health and safety, to animal or plant health or to animal or plant products. This legislation requires stringent safeguards and security measures for these select agents and toxins, including controlled access and the screening of entities and personnel and establishes a comprehensive national database of registered entities. We are also subject to a variety of environmental laws. Compliance with current or future laws and regulations can require significant costs and we could be subject to substantial fines and penalties in the event of noncompliance. Although we believe that our safety procedures for handling and disposing of these materials comply with regulatory requirements, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of an accident, we could be held liable for substantial civil damages or costs associated with the cleanup of hazardous materials. Any related liability might not be fully covered by insurance, could exceed our resources and could have a material adverse effect on our business. In addition to complying with environmental and occupational health and safety laws, we must comply with special regulations relating to biosafety administered by the CDC, Health and Human Services, or HHS, U.S. Department of Agriculture and the Department of Defense, or DoD.

PRODUCT DEVELOPMENT RISKS

Our business depends on our success in developing and commercializing our product candidates. If we are unable to commercialize these product candidates, or experience significant delays or unanticipated costs in doing so, our business would be materially and adversely affected.

We have invested significant efforts and financial resources in the development of our vaccines and therapeutic product candidates and the acquisition of additional product candidates. In addition to BioThrax and RSDL sales, our ability to generate revenue is dependent on the success of our development programs, on the U.S. government's interest in providing development funding for or procuring certain of our product candidates, on the interest of non-governmental organizations and other commercial entities in providing grant funding for development of certain of our product candidates and on the commercial viability of our developed or acquired product candidates. The commercial success of our product candidates will depend on many factors, including accomplishing the following in an economical manner:

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

For certain of our Biodefense product candidates, we expect to rely on FDA regulations known as the "animal rule" to obtain approval. The animal rule permits, in certain limited circumstances, the use of animal efficacy studies together with human clinical safety and immunogenicity trials to support an application for marketing approval. These regulations are relatively new, and we have limited experience in the application of these rules to the product candidates that we are developing. It is possible that results from these animal efficacy studies may not be predictive of the actual efficacy of our product candidates in humans. Under the Project BioShield Act of 2004, the Secretary of HHS can contract to purchase countermeasures for the SNS prior to FDA approval of the countermeasure in specified circumstances. Project BioShield also allows the FDA commissioner to authorize the emergency use of medical products that have not yet been approved by the FDA. If our Biodefense product candidates are not selected under this Project BioShield authority, they generally will have to be approved by the FDA through traditional regulatory mechanisms.

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

For example, in February 2013, we announced results of a Phase IIb clinical trial evaluating the safety and efficacy of MVA85A in preventing tuberculosis in infants, which indicated that a single dose of MVA85A is not sufficient to confer statistically significant protection against tuberculosis in infants. As a consequence of these results, we are ceasing further development work on MVA85A.

We depend on third parties to conduct our clinical and non-clinical trials. If these third parties do not perform as contractually required or as we expect, we may not be able to obtain regulatory approval for or commercialize our product candidates and, as a result, our business may suffer.

We do not have the ability to independently conduct the clinical and non-clinical trials required to obtain regulatory approval for our product candidates. We depend on third parties, such as independent clinical investigators, contract research organizations and other third party service providers to conduct the clinical and non-clinical trials of our product candidates and expect to continue to do so. We rely heavily on these third parties for successful execution of our clinical and non-clinical trials, but do not exercise day-to-day control over their activities. Our reliance on these service providers does not relieve us of our regulatory responsibilities, including ensuring that our trials are conducted in accordance with good clinical practice regulations and the plan and protocols contained in the relevant regulatory application. In addition, these organizations may not complete these activities on our anticipated or desired timeframe. We also may experience unexpected cost increases that are beyond our control. Problems with the timeliness or quality of the work of a contract research organization may lead us to seek to terminate the relationship and use an alternative service provider, which may prove difficult, costly and result in a delay of our trials. Any delay in or inability to complete our trials could delay or prevent the development, approval and commercialization of our product candidates.

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

We continue to evaluate our business strategy and, as a result, may modify our strategy in the future. In this regard, we may, from time to time, focus our product development efforts on different product candidates or may delay or halt the development of various product candidates. For example, in February 2013, as a consequence of clinical trial results, we determined to cease further development work on MVA85A, our tuberculosis vaccine candidate. As a result of changes in our strategy, we may change or refocus our existing product development, commercialization and manufacturing activities. This could require changes in our facilities and our personnel. Any product development changes that we implement may not be successful. In particular, we may fail to select or capitalize on the most scientifically, clinically or commercially promising or profitable product candidates. Our decisions to allocate our research and development, management, and financial resources toward particular product candidates or therapeutic areas may not lead to the development of viable commercial products and may divert resources from better opportunities. Similarly, our decisions to delay or terminate product development programs may also be incorrect and could cause us to miss valuable opportunities.

RISKS RELATED TO STRATEGIC ACQUISITIONS AND COLLABORATIONS

Our strategy of generating growth through acquisitions may not be successful.

Our business strategy includes growing our business through acquisition and in-licensing transactions. We may not be successful in identifying, effectively evaluating, acquiring or in-licensing, and developing and commercializing additional products on favorable terms or at all. Competition for attractive product opportunities is intense, and may require us to devote substantial resources, both managerial and financial, to a product opportunity. A number of more established companies are also pursuing strategies to acquire or in-license products in the vaccine and therapeutic field. These companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities.

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

Issues that could delay or prevent successful integration of an acquired business include, among others:

▪	conforming internal controls, policies and procedures, business cultures and compensation programs;
▪	consolidating corporate and administrative infrastructures;
▪	consolidating sales and marketing operations;
▪	retaining existing customers and attracting new customers;
▪	retaining key employees;
▪	identifying and eliminating redundant and underperforming operations and assets;
▪	coordinating geographically dispersed organizations; and
▪	managing tax costs or inefficiencies associated with integrating operations.

If we are unable to successfully integrate our recent acquisition of RSDL and other assets of the Healthcare Protective Products Division from Bracco Diagnostics Inc. or future acquisitions with our existing business, we may not obtain the advantages that the acquisitions were intended to create, which may materially adversely affect our business and our ability to develop and introduce new products.

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

For example, our previous collaborative partner Pfizer Inc. terminated its collaboration with us for the development of SBI-087 following a portfolio reprioritization process in 2012. As a result, we experienced a charge of $9.6 million in 2012 attributable to impairment of our SBI-087 in-process research and development asset. Similarly, our previous collaborative partner Abbott Laboratories terminated its collaboration with us for the development of otlertuzumab (formerly TRU-016) following a similar portfolio reprioritization process.

Failure of any of our future collaborative partners to perform as expected could place us at a competitive disadvantage and adversely affect us financially, including delay and increased costs of development, loss of market opportunities, lower than expected revenues and impairment of the value of the related product candidate.

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

In the United States, BioThrax and our product candidates are regulated by the FDA as biologics. To obtain approval from the FDA to market our Biosciences product candidates, we will be required to submit a biologics license application, or BLA, to the FDA. Ordinarily, the FDA requires a sponsor to support a BLA with substantial evidence of the product's safety and efficacy in treating the targeted indication based on data derived from adequate and well-controlled clinical trials, including Phase III safety and efficacy trials conducted in patients with the disease or condition being targeted. Our Biodefense product candidates are subject to different treatment. Specifically, because humans are rarely exposed to anthrax toxins under natural conditions, and cannot be intentionally exposed, statistically significant efficacy of our Biodefense product candidates cannot be demonstrated in humans, but instead may be demonstrated, in part, by utilizing animal models before they can be approved for marketing. This is known as the FDA's "animal rule."

We are required to use the animal rule in pursuit of FDA approval of Anthrivig, PreviThrax, NuThrax and BioThrax as a post-exposure prophylaxis, or PEP. We cannot guarantee that the FDA will permit us to proceed with licensure of any Biodefense product candidates under the animal rule. Even if we are able to proceed pursuant to the animal rule, the FDA may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies, refuse to approve our products, or place restrictions on our ability to commercialize those products.

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

Any vaccine, therapeutic product or medical device for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data, labeling, advertising and promotional activities for such product will be subject to continual requirements of and review by the FDA and other regulatory bodies. As approved products, BioThrax and RSDL are subject to these requirements and ongoing review. These requirements include submissions of safety and other post-marketing information and reports, registration requirements, cGMP requirements relating to quality control, quality assurance and corresponding maintenance of records and documents and recordkeeping.

The FDA enforces its cGMP and other requirements through periodic unannounced inspections of manufacturing facilities. The FDA is authorized to inspect manufacturing facilities without prior notice at reasonable times and in a reasonable manner. The FDA conducts periodic inspections of our Lansing facilities, most recently in August 2011. Following each of these inspections, the FDA has issued inspectional observations, some which were significant, but all of which have been resolved. If, in connection with any future inspection, the FDA finds that we are not in substantial compliance with cGMP requirements, or if the FDA is not satisfied with the corrective actions we take in connection with observations resulting from any such inspection, the FDA may undertake enforcement action against us, which may include:

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

Failure to obtain or maintain regulatory approval in international jurisdictions could prevent us from marketing our products abroad and could limit the growth of our business.

We currently sell and intend to sell some or all of our products outside the United States. To market our products in the European Union and many other foreign jurisdictions, we may need to obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. Approval by the FDA does not ensure approval by foreign regulatory authorities. The approval procedures in foreign jurisdictions can vary widely and can involve additional clinical trials and data review. We and our collaborators may not be able to obtain foreign regulatory approvals on a timely basis, if at all, and therefore we may be unable to commercialize our products internationally.

Our growing international operations increase our risk of exposure to potential claims of bribery and corruption.

As we expand our commercialization activities outside of the United States, we will be subject to an increased risk of inadvertently conducting activities in a manner that violates the U.K. Bribery Act, the U.S. Foreign Corrupt Practices Act, or FCPA, or other similar foreign laws which prohibit corporations and individuals from paying, offering to pay, or authorizing the payment of anything of value to any foreign government official, government staff member, political party, or political candidate in an attempt to obtain or retain business or to otherwise influence a person working in an official capacity. In the course of establishing and expanding our commercial operations and seeking regulatory approvals outside of the United States, we will need to establish and expand business relationships with various third parties and will interact more frequently with foreign officials, including regulatory authorities and physicians employed by state-run healthcare institutions who may be deemed to be foreign officials under the FCPA. If our business practices outside the United States are found to be in violation of the FCPA, we and our senior management may be subject to significant civil and criminal penalties, potential debarment from public procurement, and reputational damage, which could have a material adverse effect on our business, financial condition, results of operations, liquidity and growth prospects.

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

Government regulations may make it difficult for us to achieve significant sales of BioThrax to customers other than the U.S. government. For example, many foreign governments require licensure of BioThrax in their jurisdictions before they will consider procuring doses. Additionally, we are subject to export control laws and regulations imposed by the U.S. government. Although there are currently only limited restrictions on the export of BioThrax and related technology, the U.S. government may decide, particularly in the current environment of elevated concerns about global terrorism, to increase the scope of export prohibitions. These prohibitions could limit our sales of BioThrax to foreign governments and other foreign customers. In addition, U.S. government demand for an anthrax vaccine may limit our supplies of BioThrax available for sale to non-U.S. government customers. For example, our efforts to further develop domestic commercial and international sales may be impeded by the DoD's right under the Defense Production Act to require us to deliver more doses than we currently anticipate. Furthermore, the DoD's sale of BioThrax to foreign governments under the Foreign Military Sales program has had and may continue to have an adverse effect on our ability to sell BioThrax internationally.

Political or social factors may delay or impair our ability to market BioThrax, RSDL and our product candidates and may require us to spend significant management time and financial resources to address these issues.

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

In addition, substantial delays or cancellations of purchases could result from protests or challenges from third parties. Lawsuits brought against us by third parties or activists, even if not successful, could require us to spend significant management time and financial resources defending the related litigation and could potentially damage the public's perception of us and our products. For example, between 2001 and 2006, members of the military and various activist groups who oppose mandatory inoculation with BioThrax petitioned the FDA and the federal courts to revoke our license for BioThrax and terminate the DoD program for the mandatory administration of BioThrax to military personnel. Although the DoD has prevailed in those challenges to date, the actions of these groups created negative publicity about BioThrax. Additional lawsuits, publicity campaigns or other negative publicity may adversely affect the degree of market acceptance of BioThrax and thereby limit the demand for BioThrax and any of our other Biodefense products or product candidates, which would adversely affect our revenues.

We have a small sales and marketing group with limited experience commercializing products, other than BioThrax and RSDL. If we are unable to expand our internal capabilities or enter into agreements with third parties, we may be unable to generate revenue from product sales to customers other than the U.S. government.

We currently market and sell BioThrax and RSDL through a small, targeted sales and marketing group. We plan to continue to do so and expect that we will use a similar approach for sales to the U.S. government of any other Biodefense products or product candidates that we successfully acquire or develop. This small sales group would not be capable of supporting sales efforts for our Biosciences product candidates, which we intend to market through arrangements with collaborative partners or third parties able to perform these services for us. We may encounter difficulties in retaining such third parties with appropriate commercialization capabilities at an acceptable cost, and we will rely, in whole or in part, on the marketing capabilities of those third parties. If we are not successful in our efforts to establish appropriate arrangements with collaborative partners or other third parties, our ability to sell any of our products or product candidates that we successfully develop or acquire will be limited, which could negatively impact our revenue from sales of such products.

We face substantial competition, which may result in others developing or commercializing products before or more successfully than we do.

The development and commercialization of new biopharmaceutical products is highly competitive and subject to rapid technological advances. We may face future competition with respect to BioThrax, RSDL, any products that we acquire, our current product candidates and any products we may seek to develop or commercialize in the future from other biopharmaceutical companies and governments, universities and other non-profit research organizations, who are increasingly aware of the commercial value of their research. Our competitors may develop products that are safer, more effective, more convenient or less costly than any products that we may develop or market. Our competitors may devote greater resources to market or sell their products, adapt more quickly to new technologies and scientific advances, initiate or withstand substantial price competition more successfully than we can, or more effectively negotiate third-party licensing and collaborative arrangements.

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

The cost of litigation to uphold the validity of patents to prevent infringement or to otherwise protect our proprietary rights could be substantial. Some of our competitors may be better able to sustain the costs of complex patent litigation because they may have substantially greater financial resources. Intellectual property lawsuits are expensive and unpredictable and would consume management's time and attention and other resources, even if the outcome were successful. In addition, there is a risk that a court would decide that our patents are not valid and that we do not have the right to stop the other party from using the inventions covered by them. There is also a risk that, even if the validity of a patent were upheld, a court would refuse to stop the other party from using the invention(s), including on the grounds that its activities do not infringe the patent. If any of these events were to occur, our business, financial condition and operating results could be materially and adversely affected.

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

Our development and commercialization activities, as well as any product candidates or products resulting from these activities, may infringe or be claimed to infringe patents and other intellectual property rights of third parties under which we do not hold sufficient licenses or other rights. Additionally, third parties may be successful in obtaining patent protection for technologies that cover development and commercialization activities in which we are already engaged. Third parties may own or control these patents and intellectual property rights in the U.S. and abroad. These third parties may have substantially greater financial resources than us and could bring claims against us that would cause us to incur substantial expenses to defend against these claims and, if successful against us, could cause us to pay substantial damages. Further, if a patent infringement or other similar suit were brought against us, we could be forced to stop or delay development, manufacturing or sales of the product or product candidate that is the subject of the suit. Intellectual property litigation in the pharmaceutical industry is common, and we expect this trend to continue.

As a result of patent infringement or other similar claims, or to avoid potential claims, we may choose or be required to seek a license from the third party and be required to pay license fees or royalties or both. These licenses may not be available on acceptable terms, or at all. Even if we were able to obtain a license, the rights may be non-exclusive, which could result in our competitors gaining access to the same intellectual property. Ultimately, we could be prevented from commercializing a product, or be forced to cease some aspect of our business operations, if, as a result of actual or threatened patent infringement claims, we are unable to enter into licenses on acceptable terms, if at all, or if an injunction is granted against us, which could harm our business significantly.

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

In addition to patented technology, we rely upon unpatented proprietary technology, processes and know-how, particularly as to our proprietary manufacturing processes. Because we do not have patent protection for BioThrax or RSDL or the label expansions and improvements that we are pursuing for BioThrax, our only intellectual property protection for BioThrax and RSDL, other than trademarks, is confidentiality regarding our manufacturing capability and specialty know-how, such as techniques, processes and unique starting materials. However, these types of trade secrets can be difficult to protect. We seek to protect this confidential information, in part, through agreements with our employees, consultants and third parties.

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

FINANCIAL RISKS

Our current indebtedness and any additional debt financing may restrict the operation of our business and limit the cash available for investment in our business operations.

As of June 30, 2013, we had $60.5 million principal amount of debt outstanding. We may seek additional debt financing to support our ongoing activities or to provide additional financial flexibility. Debt financing could have significant adverse consequences for our business, including:

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

As of June 30, 2013, we had $210.6 million of cash, cash equivalents and accounts receivable. Our future capital requirements will depend on many factors, including, among others:

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

If our capital resources are insufficient to meet our future capital requirements, we will need to finance our cash needs through public or private equity or debt offerings, bank loans or collaboration and licensing arrangements. We have an effective shelf registration statement on file with the Securities and Exchange Commission that allows us to issue up to an aggregate of $180 million of equity, debt and certain other types of securities through one or more future offerings. If we raise funds by issuing equity securities, our stockholders may experience dilution. Public or bank debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, pursuing acquisition opportunities or declaring dividends. If we raise funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish valuable rights to our technologies or product candidates or grant licenses on terms that may not be favorable to us.

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

As of June 30, 2013, we have $60.5 million principal amount of debt outstanding, including balloon payments of $3.5 million due in November 2014 and $15.3 million due in December 2014. We will need to extend, refinance or satisfy this debt as it matures. We may not be able to refinance our maturing debt on favorable terms, or at all, based on general economic or market conditions, our historical or projected growth or other factors, including those beyond our control. If our cash flow from operations or other liquidity sources are not sufficient to make required interest or principal payments or we are not able to refinance maturing debt on favorable terms, we may have to take actions such as seeking additional equity or debt capital on commercially unreasonable or unfavorable terms or modifying or delaying execution of our business strategy.

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

We face an inherent risk of product liability exposure related to the sale of BioThrax, RSDL, or any other products that we successfully develop or acquire and the testing of our product candidates in clinical trials. For example, we have been a defendant in lawsuits filed on behalf of military personnel who alleged that they were vaccinated with BioThrax by the DoD and claimed damages resulting from personal injuries allegedly suffered because of the vaccinations. Although we successfully defended these lawsuits, we cannot ensure that we will be able to do so in the future.

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

Additionally, BioThrax and RSDL are certified anti-terrorism products covered under the protections of the Support Anti-Terrorism by Fostering Effective Technology Act of 2002, or SAFETY Act. The SAFETY Act creates product liability limitations for qualifying anti-terrorism technologies for claims arising from or related to an act of terrorism. Although we are entitled to the benefits of the SAFETY Act for BioThrax and RSDL, the SAFETY Act may not provide adequate protection from claims made against us.

If we cannot successfully defend ourselves against future claims that our product or product candidates caused injuries and if we are not entitled to indemnity by the U.S. government, or the U.S. government does not honor its obligations to us, under the PREP Act or SAFETY Act, or if the indemnification under the PREP Act and SAFETY Act is not adequate to cover all claims, we may incur substantial liabilities. Regardless of merit or eventual outcome, product liability claims may result in:

▪	decreased demand or withdrawal of a product;
▪	injury to our reputation;
▪	withdrawal of clinical trial participants;
▪	costs to defend the related litigation;
▪	substantial monetary awards to trial participants or patients;
▪	loss of revenue; and
▪	an inability to commercialize products that we may develop.

We currently have product liability insurance with coverage up to a $30 million annual aggregate limit with a deductible of $75,000 per claim up to $375,000 in the aggregate. The amount of insurance that we currently hold may not be adequate to cover all liabilities that may occur. Further product liability insurance may be difficult and expensive to obtain. We may not be able to maintain insurance coverage at a reasonable cost and we may not be able to obtain insurance coverage that will be adequate to satisfy all potential liabilities. For example, from 2002 through February 2006, we were unable to obtain product liability insurance for sales of BioThrax on commercially reasonable terms. We do not believe that the amount of insurance we have been able to obtain for BioThrax would provide adequate coverage against potential liabilities associated with a possible large scale deployment of BioThrax as a countermeasure to a bioterrorism threat. We rely on PREP Act and SAFETY Act protection in addition to our insurance coverage to help mitigate our liability exposure for BioThrax. Claims or losses in excess of our product liability insurance coverage could have a material adverse effect on our business, financial condition and results of operations.

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

Because of the specialized scientific nature of our business, our ability to develop products and to compete with our current and future competitors largely depends upon our ability to attract, retain and motivate highly qualified managerial and key scientific and technical personnel. If we lose the services of one or more of the principal members of senior management or other key employees, our ability to implement our business strategy could be materially harmed. We face intense competition for qualified employees from biopharmaceutical companies, research organizations and academic institutions. Attracting, retaining or replacing these personnel on acceptable terms may be difficult and time-consuming given the high demand in our industry for similar personnel. We believe part of being able to attract, motivate and retain personnel is our ability to offer a competitive compensation package, including equity incentive awards. If we cannot offer a competitive compensation package or otherwise attract and retain the qualified personnel necessary for the continued development of our business, we may not be able to maintain our operations or grow our business.

RISKS RELATED TO OWNERSHIP OF OUR COMMON STOCK

Fuad El-Hibri, executive chairman of our Board of Directors, has significant influence over us through his substantial beneficial ownership of our common stock, including an ability to significantly influence the election of the members of our Board of Directors, or delay or prevent a change of control of us.

Mr. El-Hibri has the ability to significantly influence the election of the members of our Board of Directors due to his significant beneficial ownership of our common stock. As of July 31, 2013, Mr. El-Hibri was the beneficial owner of approximately 17% of our outstanding common stock. Because of Mr. El-Hibri's significant beneficial ownership of our common stock, Mr. El-Hibri also has the ability to delay or prevent a change of control of us that may be favored by other directors or stockholders and otherwise exercise substantial control over all corporate actions requiring board or stockholder approval, including any amendment of our certificate of incorporation or by-laws. The control by Mr. El-Hibri may prevent other stockholders from influencing significant corporate decisions. In addition, Mr. El-Hibri's significant beneficial ownership of our shares could present the potential for a conflict of interest.

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

Our stock price has been, and is likely to continue to be, volatile. From November 15, 2006, when our common stock first began trading on the New York Stock Exchange, through July 31, 2013, our common stock has traded as high as $27.00 per share and as low as $4.40 per share. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price of our common stock may be influenced by many factors, including, among others:

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

Although our Board of Directors has authorized a share repurchase program under which we may repurchase our shares from time to time, we currently do not anticipate paying dividends on our common stock. Our current and any future debt agreements that we enter into may limit our ability to pay dividends. As a result, capital appreciation, if any, of our common stock will be the sole source of gain for our stockholders for the foreseeable future.

A significant portion of our shares may be sold into the market at any time. This could cause the market price of our common stock to drop significantly.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales or the perception in the market that the holders of a large number of shares intend to sell shares could reduce the market price of our common stock. Moreover, holders of an aggregate of approximately 6.0 million shares of our common stock outstanding as of July 31, 2013 have the right to require us to register these shares of common stock under specified circumstances. In 2012, we registered 3.0 million of these shares to be sold by these holders from time to time.

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

EMERGENT BIOSOLUTIONS INC.

By: /s/ Daniel Abdun-Nabi
Daniel Abdun-Nabi
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2013

By: /s/ Robert G. Kramer
Robert G. Kramer
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Date: August 5, 2013

EXHIBIT INDEX

Exhibit Number	Description
10.1#
Modification No. 3 to Contract No. 200-2011-42084 (the "CDC BioThrax Procurement Contract"), effective April 5, 2013, between Emergent BioDefense Operations Lansing LLC and the Centers for Disease Control and Prevention.

10.2#††	Modification No. 4 to the CDC BioThrax Procurement Contract, effective June 1, 2013, between Emergent BioDefense Operations Lansing LLC and the Centers for Disease Control and Prevention.
10.3#††	Modification No. 5 to the CDC BioThrax Procurement Contract, effective June 1, 2013, between Emergent BioDefense Operations Lansing LLC and the Centers for Disease Control and Prevention.
10.4#††	Modification No. 6 to the CDC BioThrax Procurement Contract, effective June 1, 2013, between Emergent BioDefense Operations Lansing LLC and the Centers for Disease Control and Prevention.
12#	Ratio of Earnings to Fixed Charges.
31.1#	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).
31.2#	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).
32.1#	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101. INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linksbase Document
101.DEF	XBRL Taxonomy Definition Linksbase Document
101.LAB	XBRL Taxonomy Label Linksbase Document
101.PRE	XBRL Taxonomy Presentation Linksbase Document

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language):

(i)
Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2013 and June 30, 2012, (ii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2013 and 2012 (iii) Condensed Consolidated Balance Sheets at June 30, 2013 and December 31, 2012, (iv) Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2013 and 2012 and (v) Notes to Consolidated Financial Statements.

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