Form 10-Q
period 2013-09-30
Emergent BioSolutions Inc.
filed 2013-11-08
CIK 1367644

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of October 31, 2013, the registrant had 36,367,254 shares of common stock outstanding.

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
Signatures
Exhibit Index

BioThrax® (Anthrax Vaccine Adsorbed), RSDL® (decontamination lotion) and any and all Emergent BioSolutions Inc. brands, products, services and feature names, logos and slogans are trademarks or registered trademarks of Emergent BioSolutions Inc. or its subsidiaries in the United States or other countries. All rights reserved. All other brands, products, services and feature names or trademarks are the property of their respective owners.

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

These forward-looking statements include, among other things, statements about:

▪	our ability to perform under our contract with the U.S. government related to BioThrax® (Anthrax Vaccine Adsorbed), our FDA-approved anthrax vaccine, including the timing of deliveries;
▪	our plans for future sales of BioThrax and RSDL, including our ability to obtain funding for our existing procurement contracts with the U.S. government;
▪	our ability to successfully execute our growth strategy and achieve our financial and operational goals;
▪	our ability to identify and acquire companies or in-license products and product candidates that satisfy our selection criteria;
▪	our ability to successfully integrate and develop the products or product candidates, programs, operations and personnel of any entities or businesses that we acquire;
▪	our plans to pursue label expansions and other improvements for BioThrax;
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

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Emergent BioSolutions Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share and per share data)
	September 30,	December 31,
	2013	2012
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$172,561	$141,666
Accounts receivable	30,093	96,043
Inventories	16,325	15,161
Deferred tax assets, net	1,264	1,264
Income tax receivable, net	588	-
Prepaid expenses and other current assets	13,184	9,213
Total current assets	234,015	263,347

Property, plant and equipment, net	263,056	241,764
In-process research and development	41,800	41,800
Intangible assets, net	30,771	-
Goodwill	14,294	5,502
Deferred tax assets, net	11,087	11,087
Other assets	441	730

Total assets	$595,464	$564,230

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$29,018	$31,297
Accrued expenses and other current liabilities	1,359	1,603
Accrued compensation	18,421	22,726
Long-term indebtedness, current portion	4,470	4,470
Contingent purchase consideration, current portion	1,326	-
Deferred revenue	2,038	1,811
Total current liabilities	56,632	61,907

Long-term indebtedness, net of current portion	54,952	58,304
Contingent purchase consideration, net of current portion	15,255	-
Other liabilities	1,768	1,891
Total liabilities	128,607	122,102

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.001 par value; 15,000,000 shares authorized, 0 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized, 36,714,299 shares issued and 36,311,141 shares outstanding at September 30, 2013; 36,272,550 shares issued and 35,869,392 shares outstanding at December 31, 2012	37	36
Treasury stock, at cost, 403,158 common shares at September 30, 2013 and December 31, 2012	(5,906)	(5,906)
Additional paid-in capital	240,372	230,964
Accumulated other comprehensive loss	(3,502)	(4,129)
Retained earnings	236,305	220,393
Total Emergent BioSolutions Inc. stockholders' equity	467,306	441,358
Noncontrolling interest in subsidiaries	(449)	770
Total stockholders' equity	466,857	442,128
Total liabilities and stockholders' equity	$595,464	$564,230

The accompanying notes are an integral part of these consolidated financial statements.

Emergent BioSolutions Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Unaudited)		(Unaudited)
Revenues:
Product sales	$76,297	$54,011	$172,252	$141,529
Contracts and grants	12,805	12,581	42,386	45,753
Total revenues	89,102	66,592	214,638	187,282

Operating expense:
Cost of product sales	20,063	10,230	42,706	30,927
Research and development	28,937	27,390	89,939	84,281
Selling, general and administrative	21,955	19,155	62,484	56,542
Impairment of in-process research and development	-	-	-	9,600
Income from operations	18,147	9,817	19,509	5,932

Other income (expense):
Interest income	88	55	121	103
Interest expense	-	-	(14)	-
Other income (expense), net	58	(16)	93	1,745
Total other income (expense)	146	39	200	1,848

Income before provision for income taxes	18,293	9,856	19,709	7,780
Provision for income taxes	4,802	4,236	4,667	4,639
Net income	13,491	5,620	15,042	3,141
Net loss attributable to noncontrolling interest	-	997	871	4,276
Net income attributable to Emergent BioSolutions Inc.	$13,491	$6,617	$15,913	$7,417

Income per share – basic	$0.37	$0.18	$0.44	$0.21
Income per share – diluted	$0.36	$0.18	$0.44	$0.20

Weighted-average number of shares – basic	36,272,579	36,202,801	36,129,183	36,144,242
Weighted-average number of shares – diluted	37,015,529	36,670,094	36,504,230	36,424,630

The accompanying notes are an integral part of these consolidated financial statements.

	Emergent BioSolutions Inc. and Subsidiaries
	Consolidated Statements of Comprehensive Income
	(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Unaudited)		(Unaudited)

Net income attributable to Emergent BioSolutions Inc.	$13,491	$6,617	$15,913	$7,417
Foreign currency translations, net of tax	11	(652)	627	(588)
Comprehensive income	$13,502	$5,965	$16,540	$6,829

The accompanying notes are an integral part of these consolidated financial statements.

Emergent BioSolutions Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:	(Unaudited)

Net income	$15,042	$3,141
Adjustments to reconcile to net cash provided by operating activities:
Stock-based compensation expense	8,459	8,417
Depreciation and amortization	13,547	7,679
Current and deferred income taxes	4,667	8,679
Non-cash development expenses from joint venture	(348)	3,163
Change in fair value of contingent value rights	-	(3,005)
Change in fair value of contingent purchase consideration	349	-
Impairment of in-process research and development	-	9,600
Excess tax benefits from stock-based compensation	(1,949)	(1,482)
Other	(19)	(39)
Changes in operating assets and liabilities:
Accounts receivable	65,950	57,006
Inventories	(1,164)	(3,584)
Income taxes	(6,927)	(1,597)
Prepaid expenses and other assets	(3,532)	(1,544)
Accounts payable	(1,622)	(3,495)
Accrued expenses and other liabilities	(240)	301
Accrued compensation	(4,164)	(4,790)
Deferred revenue	278	212
Net cash provided by operating activities	88,327	78,662
Cash flows from investing activities:
Purchases of property, plant and equipment	(34,420)	(40,943)
Acquisition of Healthcare Protective Products Division	(24,120)	-
Proceeds from sale of assets	-	11,765
Proceeds from maturity of investments	-	1,966
Net cash used in investing activities	(58,540)	(27,212)
Cash flows from financing activities:
Proceeds from borrowings on long-term indebtedness	-	12,946
Issuance of common stock subject to employee equity plans	2,505	495
Excess tax benefits from stock-based compensation	1,949	1,482
Principal payments on long-term indebtedness	(3,352)	(9,386)
Contingent value right payment	-	(1,748)
Purchase of treasury stock	-	(1,457)
Restricted cash	-	220
Net cash provided by financing activities	1,102	2,552

Effect of exchange rate changes on cash and cash equivalents	6	(2)

Net increase in cash and cash equivalents	30,895	54,000
Cash and cash equivalents at beginning of period	141,666	143,901
Cash and cash equivalents at end of period	$172,561	$197,901

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

The unaudited consolidated financial statements included herein have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X issued by the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC.

In the opinion of the Company's management, any adjustments contained in the accompanying unaudited consolidated financial statements are of a normal recurring nature, and are necessary to present fairly the financial position of the Company as of September 30, 2013 and the results of operations, comprehensive income and cash flows for the three and nine months ended September 30, 2013 and 2012. Interim results are not necessarily indicative of results that may be expected for any other interim period or for an entire year.

There have been no significant changes to the Company's summary of significant accounting policies, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC, during the three and nine months ended September 30, 2013, except for the addition of the Company's policy for multiple element revenue-generating arrangements and its revenue recognition policy related to the Company's contract with the Biomedical Advanced Research and Development Authority ("BARDA") to establish a Center for Innovation in Advanced Development and Manufacturing ("CIADM") and the addition of a policy for contingent purchase consideration obligations.

Revenue recognition

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

The Company's contract with the BARDA to establish a CIADM is a service arrangement that includes multiple elements. The CIADM contract requires the Company to provide a flexible infrastructure to supply medical countermeasures to the U.S. government over the contract period and includes such items as construction and facility design, workforce development and licensure of a pandemic flu vaccine. Since none of the individual elements by themselves satisfy the purpose of the contract, the Company has concluded that the CIADM contract elements cannot be separated as they do not have stand-alone value to the U.S. government. Therefore, the Company has concluded that there is a single unit of accounting associated with the CIADM contract. The Company recognizes revenue under the CIADM contract on a straight-line basis, based upon its estimate of the total payments to be received under the contract. The Company analyzes the estimated payments to be received on a quarterly basis to determine if an adjustment to revenue is required. Changes in estimates attributed to modifications in the estimate of total payments to be received are recorded prospectively.

Contingent purchase consideration obligations

In accordance with the terms of the Company's August 2013 acquisition of the Healthcare Protective Products Division ("HPPD"), a division of Bracco Diagnostics Inc. ("Bracco"), the Company has committed to make potential payments to Bracco based on achievement of certain net sales thresholds of RSDL through 2028. The Company records this obligation at fair value. Contingent purchase consideration is based on a percentage of future net RSDL sales. The fair value model used to calculate this obligation is based on the income approach (a discounted cash flow model) that has been risk adjusted based on the probability of achievement of net sales.

The inputs the Company uses for determining the fair value of the contingent purchase consideration are Level 3 fair value measurements. The Company re-evaluates the fair value on a quarterly basis. Changes in the fair value can result from adjustments to the discount rates and updates in the assumed timing of or achievement of net sales. Any future increase in the fair value of the contingent purchase consideration obligation is based on an increased likelihood that the underlying net sales will be achieved and the associated payment or payments which will therefore become due and payable, which will result in a charge to cost of product sales in the period in which the increase is determined. Similarly, any future decrease in the fair value of the contingent purchase consideration obligation will result in a reduction in cost of product sales.

2. Acquisition of Healthcare Protective Products Division

On August 1, 2013, the Company acquired substantially all of the assets of the HPPD, a division of Bracco, for approximately $24.1 million in cash along with contingent purchase consideration obligations to Bracco. The assets acquired in this acquisition include HPPD's product, RSDL, and a majority of the customer and distributor agreements associated with RSDL. In addition, as part of the acquisition, the Company will acquire from Bracco, for approximately $1.8 million, the remaining HPPD assets, which primarily include manufacturing equipment. These remaining HPPD assets and the associated liability, have been included in the Company's consolidated balance sheets as of September 30, 2013.  The Company anticipates the acquisition of the remaining assets will occur during the fourth quarter of 2013. The acquisition diversifies the Biodefense segment by adding product sales from RSDL.

The contingent purchase consideration obligations is based on a percentage of RSDL net sales, ranging from 5-10%, for the period August 1, 2013 through July 31, 2028.  At August 1, 2013, the contingent purchase consideration obligation was recorded at a fair value of $16.2 million. The Level 3 fair value of these obligations are based on management's assessment of the potential future realization of the contingent purchase consideration payments. This assessment is based on inputs that have no observable market.  The obligation is measured using the income approach (a discounted cash flow model).

The total preliminary purchase price is summarized below:

(in thousands)
Amount of cash paid to Bracco Diagnostics Inc.	$24,120
Fair value of contingent purchase consideration	16,232
Total estimated purchase price	$40,352

The table below summarizes the preliminary allocation of the purchase price based upon fair values of assets acquired and liabilities assumed at August 1, 2013.  This preliminary allocation is based upon information that was available to management at the time the financial statements were prepared.  Accordingly, the allocation may change. The allocation is not yet final pending the valuation of acquired property, plant and equipment, intangible assets and pre-acquistion contingent liabilites, as well as the assessment of amoritzation periods for intangible assets.

(in thousands)
Acquired intangible assets	$31,549
Goodwill	8,792
Other	11
Total estimated purchase price	$40,352

A substantial portion of the assets acquired from Bracco consisted of intangible assets associated with the RSDL product.  As of the date of acquisition, the Company has recorded intangible assets of approximately $28.1 million related to RSDL and $3.5 million related to a manufacturing agreement with Bracco. For each of the three and nine month periods ended September 30, 2013, the Company recorded $779,000 in amortization for intangible assets, which have been recorded in cost of product sales within the Company's Biodefense segment.

The Company recorded approximately $8.8 million in goodwill related to the HPPD acquisition representing the purchase price paid in the acquisition in excess of the fair value of the tangible and intangible assets acquired. This goodwill is included in the Company's Biodefense segment. None of the goodwill generated from the HPPD acquisition is expected to be deductible for tax purposes.

The Company has incurred transaction costs related to the HPPD acquisition of approximately $283,000 and $800,000, respectively, for the three and nine month periods ended September 30, 2013, which have been recorded in selling, general and administrative expenses within the Company's Biodefense segment.

The Company has determined that the transaction was not significant, and as such no proforma disclosures were required.

3. Fair value measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability, an exit price, in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value, include:

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

The following table represents the Company's fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis:

	At September 30, 2013
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment in money market funds (1)	$32,723	$-	$-	$32,723
Total assets	$32,723	$-	$-	$32,723

Liabilities:
Contingent purchase consideration	$-	$-	$16,581	$16,581
Total liabilities	$-	$-	$16,581	$16,581

	At December 31, 2012
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment in money market funds (1)	$42,720	$-	$-	$42,720
Total assets	$42,720	$-	$-	$42,720

(1)          Included in cash and cash equivalents in accompanying consolidated balance sheets.

During the periods ended September 30, 2013 and December 31, 2012, the Company did not have any transfers between Level 1 and Level 2 assets or liabilities.

As of September 30, 2013 and 2012, the Company had no assets or liabilities measured at fair value using significant unobservable inputs (Level 3) except for contingent value right ("CVR") and contingent purchase consideration obligations.

The fair value of the CVR obligations is based on management's assessment of certain development and collaboration milestones, which are inputs that have no observable market (Level 3). The obligation is measured using a discounted cash flow model. During the nine months ended September 30, 2012, the Company recorded a decrease in the CVR obligations of $3.0 million due to Pfizer ceasing development of programs related to the CVR milestones and made a $1.7 million CVR payment under the Company's agreement with Abbott. The adjustment to fair value is classified in the Company's statement of operations as research and development expense within the Company's Biosciences segment.

The fair value of contingent purchase consideration obligations are based on management's assessment of changes as a result of adjustments to the discount rates and updates in the assumed and actual achievement of net sales for RSDL, which are inputs that have no observable market (Level 3). For the three and nine months ended September 30, 2013, the contingent purchase consideration increased by $349,000 primarily due to an adjustment to the discount rate and the timing of RSDL sales.  The adjustment to fair value is classified in the Company's statement of operations as cost of product sales within the Company's Biodefense segment.

The following table is a reconciliation of the beginning and ending balance of the liabilities measured at fair value using significant unobservable inputs (Level 3) during the year ended September 30, 2013 and December 31, 2012:

(in thousands)
Balance at January 1, 2012	$4,753
Expense (income) included in earnings	(3,005)
Expense (income) included in comprehensive income (loss)	-
Settlements	(1,748)
Purchases, sales, issuances and settlements	-
Transfers in/(out) of Level 3	-
Balance at December 31, 2012	$-
Expense included in earnings	349
Expense (income) included in comprehensive income (loss)	-
Settlements	-
Purchases, sales and issuances	16,232
Transfers in/(out) of Level 3	-
Balance at September 30, 2013	$16,581

Separate disclosure is required for assets and liabilities measured at fair value on a recurring basis, as described above, from those measured at fair value on a nonrecurring basis. For the nine months ended September 30, 2013, no assets or liabilities were measured at fair value on a nonrecurring basis. For the year ended December 31, 2012, the Company's SBI-087 in-process research and development ("IPR&D") asset, which was categorized as a Level 3 fair value measurement, was the only asset or liability measured at fair value on a nonrecurring basis (see Note 5).

4. Inventories

Inventories consist of the following:

	September 30,	December 31,
(in thousands)	2013	2012
Raw materials and supplies	$2,353	$2,733
Work-in-process	7,299	9,813
Finished goods	6,673	2,615
Total inventories	$16,325	$15,161

5. In-process research and development and goodwill

During the nine months ended September 30, 2012, Pfizer terminated its development program with respect to the Company's SBI-087 product candidate. The Company considered this termination a potential indicator of impairment of the related SBI-087 IPR&D asset, and assessed the fair value of this asset. As part of the assessment, the Company considered the impact of Pfizer's decision, along with the Company's decision to no longer pursue further development of this asset due to reduced overall probability of success and increased development costs for the product candidate. As a result, the Company recorded an impairment charge of $9.6 million during the nine months ended September 30, 2012, which represented the entire carrying value of the SBI-087 IPR&D asset. This charge is classified in the Company's statement of operations as impairment of in-process research and development, within the Company's Biosciences segment.

As a result of the impairment of the SBI-087 IPR&D asset, the Company also performed an analysis of the Biosciences therapeutic reporting unit at September 30, 2012, and concluded that the $5.5 million in goodwill was not more likely than not impaired and therefore an interim impairment analysis was deemed unnecessary. As of September 30,  2013 and December 31, 2012, the Company had goodwill assocated with the Biosciences Therapurtic reporting unit of $5.5 million.

6. Equity awards

The following is a summary of stock option award activity under the Second Amended and Restated Emergent BioSolutions Inc., 2006 Stock Incentive Plan (the "2006 Plan") and the Emergent BioSolutions Employee Stock Option Plan (the "2004 Plan"):

	2006 Plan		2004 Plan
	Number of Shares	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2012	3,550,842	$17.07	53,156	$8.86	$4,801,378
Granted	926,610	14.84	-
Exercised	(185,173)	11.57	-
Forfeited	(392,588)	18.53	-
Outstanding at September 30, 2013	3,899,691	$16.66	53,156	$8.86	$12,844,035
Exercisable at September 30, 2013	2,363,426	$16.92	53,156	$8.86	$7,580,433

The following is a summary of restricted stock unit award activity under the 2006 Plan:

	Number of Shares	Weighted-Average Grant Price	Aggregate Intrinsic Value
Outstanding at December 31, 2012	715,609	$18.41	$11,478,368
Granted	463,304	14.84
Vested	(329,877)	14.81
Forfeited	(70,896)	15.84
Outstanding at September 30, 2013	778,140	$16.33	$14,823,567

During the nine months ended September 30, 2013, the Company corrected an immaterial prior period classification error for the nine  months ended September 30, 2012 of approximately $3.0 million. This immaterial error related to the cash flow presentation of the excess tax benefit attributed to the exercise of non-qualified stock options and restricted stock units and had no impact on the Company's consolidated cash flows, consolidated statements of operations and comprehensive income or the consolidated balance sheets. The correction of the error is reflected as a reduction of originally reported operating cash flow from operating activities and an increase in originally reported cash flow from financing activities.

7. Variable interest entities

In July 2008, the Company entered into a collaboration with the University of Oxford ("Oxford") and certain Oxford researchers to advance a vaccine product candidate for tuberculosis, resulting in the formation of the Oxford-Emergent Tuberculosis Consortium ("OETC"). The Company has a 51% equity interest in OETC. In February 2013, the Company published data from the Phase IIb clinical trial which showed its tuberculosis vaccine product candidate did not confer statistically significant protection for the tuberculosis disease or infection in infants from those vaccinated at birth with the Baccile Calmette-Guerin vaccine. As a result of this clinical trial data, the Company has ceased development work on this product candidate and expects future funding of OETC to be minimal while the OETC entity is liquidated.

The Company evaluates its variable interests in OETC on a quarterly basis and has determined that it is the primary beneficiary as it has directed the activities of OETC that most significantly impact OETC's economic performance and, as a result, will absorb the majority of expected losses. Accordingly, the Company consolidates OETC. As of September 30, 2013 and 2012, respectively, assets of $308,000 and $1.6 million, respectively, and liabilities of $243,000 and $2.8 million, respectively, related to OETC were included within the Company's consolidated balance sheets. During the three months ended September 30, 2013, OETC did not incur any net losses. During the nine months ended September 30, 2013, OETC incurred a net loss of $1.8 million, of which, $905,000 is included in the Company's consolidated statement of operations. During the three and nine months ended September 30, 2012, OETC incurred net losses of $2.0 million and $8.5 million, respectively, of which $1.0 million and $4.3 million, respectively, are included in the Company's consolidated statement of operations.

In conjunction with the establishment of OETC, the Company granted a put option to Oxford and certain Oxford researchers whereby the Company may be required to acquire all of the OETC shares held by Oxford and the Oxford researchers at the fair market value of the underlying shares. This put option is contingent upon the satisfaction of a number of conditions that must exist or occur subsequent to the granting by the European Commission of marketing authorization for the OETC-sponsored tuberculosis vaccine product candidate. The Company accounts for the put option in accordance with the accounting provisions related to derivatives and distinguishing liabilities from equity. In accordance with these provisions, the Company has determined that the put option had no value as of September 30, 2013.

The following is a summary of the stockholders' equity attributable to the Company and the noncontrolling interests:

	Emergent	Noncontrolling
(in thousands)	BioSolutions Inc.	Interests	Total
Stockholders' equity at December 31, 2012	$441,358	$770	$442,128
Non-cash development expenses from variable interest entities	-	(348)	(348)
Net income (loss)	15,913	(871)	15,042
Other	10,035	-	10,035
Stockholders' equity at September 30, 2013	$467,306	$(449)	$466,857

8. Collaboration agreements

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

During the nine months ended September 30, 2012, respectively, the Company recorded revenue of $2.7 million for collaborative research and development services pursuant to the Abbott agreement, which is included in the Company's financial statements of operations as contracts and grants revenue within the Company's Biosciences segment. There was no revenue for the three months ended September 30, 2013 and 2012 and the nine months ended September 30, 2013.

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

During the three and nine months ended September 30, 2012, the Company recorded revenue of $356,000 and $1.2 million for research and development services pursuant to the Pfizer agreement, which is included in the Company's statement of operations as contracts and grants revenue within the Company's Biosciences segment. There was no revenue for the three and nine months ended September 30, 2013.

9. Restructuring

In February 2013, the Company adopted a plan to restructure the operations of Emergent Product Development UK Limited ("EPDU") and OETC due to the results of the Phase IIb clinical trial for the Company's tuberculosis vaccine product candidate. The Company completed this restructuring as of June 30, 2013, except for the payment of certain termination benefit obligations that remain payable as of September 30, 2013.

The restructuring plan included a headcount reduction of 14 employees at EPDU, the termination of a facility lease, and the impairment of leasehold improvements and equipment. These costs, which are included in selling, general and administrative expense in the Company's statement of operations and are included within the Biosciences segment, are detailed below:

	Incurred during	Incurred during
	the three months	the nine months	Total Expected
(in thousands)	ended September 30, 2013	ended September 30, 2013	to be Incurred
Termination benefits	$-	$2,114	$2,114
Contract termination costs	-	431	431
Other costs	-	261	261
Total	$-	$2,806	$2,806

The following is a summary of the activity for the liabilities related to the EPDU restructuring:
		Contract
	Termination	Termination	Other
(in thousands)	Benefits	Costs	Costs	Total
Balance at December 31, 2012	$-	$-	$-	$-
Expenses incurred	2,114	431	134	2,679
Amount paid	(1,660)	(431)	(134)	(2,225)
Other adjustments	-	-	-	-
Balance at September 30, 2013	$454	$-	$-	$454

10. Business interruption insurance recovery

During the nine months ended September 30, 2012, the Company recorded $1.7 million from an insurance recovery related to a power outage at its Lansing, Michigan facility. The insurance recovery is classified in the Company's statement of operations as other income (expense), net.

11. Earnings per share

The following table presents the calculation of basic and diluted net income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2013	2012	2013	2012
Numerator:
Net income	$13,491	$6,617	$15,913	$7,417

Denominator:
Weighted-average number of shares—basic	36,272,579	36,202,801	36,129,183	36,144,242
Dilutive securities—equity awards	742,950	467,293	375,047	280,388
Weighted-average number of shares—diluted	37,015,529	36,670,094	36,504,230	36,424,630

Income per share-basic	$0.37	$0.18	$0.44	$0.21
Income per share-diluted	$0.36	$0.18	$0.44	$0.20

  Stock options with exercise prices in excess of the average per share closing price during the period are not considered in the calculation of fully diluted earnings per share. For the three and nine month periods ended September 30, 2013, approximately 1.4 million and 1.5 million stock options, respectively, were excluded from the calculation of diluted earnings per share. For the three and nine month periods ended September 30, 2012, approximately 3.0 million and 2.9 million stock options, respectively, were excluded from the calculation of diluted earnings per share.

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

The Biodefense division is directed to government-sponsored development and supply of countermeasures against potential agents of bioterror or biowarfare. Revenues in this segment are primarily from sales of the Company's FDA-licensed product, BioThrax® (Anthrax Vaccine Adsorbed), to the U.S. government. The Biosciences division is directed to commercial opportunities and primarily targets oncology indications, and consists of two business units, therapeutics and vaccines. The "All Other" segment relates to the general operating costs of the Company and includes costs of the centralized services departments, which are not allocated to the other segments, as well as spending on activities that are not classified as Biodefense or Biosciences.

	Reportable Segments
(in thousands)	Biodefense	Biosciences	All Other	Total
Three Months Ended September 30, 2013
External revenue	$89,102	$-	$-	$89,102
Net income (loss)	27,175	(12,491)	(1,193)	13,491
Three Months Ended September 30, 2012
External revenue	$66,238	$354	$-	$66,592
Net income (loss)	20,760	(12,165)	(1,978)	6,617

	Reportable Segments
(in thousands)	Biodefense	Biosciences	All Other	Total
Nine Months Ended September 30, 2013
External revenue	$213,663	$975	$-	$214,638
Net income (loss)	56,780	(38,019)	(2,848)	15,913
Nine Months Ended September 30, 2012
External revenue	$181,838	$5,444	$-	$187,282
Net income (loss)	59,361	(47,019)	(4,925)	7,417

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

Our Biodefense division is directed to government-sponsored development and supply of countermeasures against potential agents of bioterror or biowarfare. Our programs in this division include two marketed products: BioThrax® (Anthrax Vaccine Adsorbed), the only vaccine approved by the U.S. Food and Drug Administration, or FDA, for the prevention of anthrax disease and RSDL® (decontamination lotion), or RSDL, which we acquired in August 2013 from Bracco Diagnostics, Inc., or Bracco. RSDL has been cleared by the FDA, Health Canada, the United Kingdom's Medicines and Healthcare products Regulatory Agency and Australia's Therapeutics Goods Administration for the removal or neutralization of chemical warfare agents from the skin, including nerve agents, mustard gas and toxins. Our Biodefense division also includes investigational product candidates. Operations in this division include manufacturing, regulatory and quality affairs in support of BioThrax and RSDL; and product development and manufacturing infrastructure in support of our investigational product candidates.

Our Biosciences division is directed to commercial opportunities and primarily targets oncology indications. Our programs in this division include one clinical stage product candidate for chronic lymphocytic leukemia, or CLL, as well as investigational product candidates and platform technologies. Operations in this division include product development in support of our CLL product candidate and our investigational product candidates, and manufacturing and related infrastructure initiatives in support of our therapeutics and vaccine platform technologies.

Our Biodefense segment has generated revenue, from product sales and development funding, and net income for each of the last five fiscal years. During this time, our Biosciences segment has generated revenue through development contracts and collaborative funding, but none of our Biosciences product candidates have received marketing approval and, therefore, our Biosciences segment has not generated any product sales revenues. As a result, our Biosciences segment has incurred a net loss for each of the last five fiscal years.

Product Sales

We have derived substantially all of our product sales revenues from BioThrax sales to the U.S. government. We are currently a party to a contract with the Centers for Disease Control and Prevention, or CDC, an operating division of the U.S. Department of Health and Human Services, or HHS, to supply up to 44.75 million doses of BioThrax for placement into the Strategic National Stockpile, or SNS, over a five-year period beginning in September 2011. We expect for the foreseeable future to continue to derive the majority of our product sales revenues from sales of BioThrax to the U.S. government. Our total revenues from BioThrax sales were $165.3 million and $141.5 million for the nine months ended September 30, 2013 and 2012, respectively. In addition, we had RSDL product sales of $7.0 million during the period ended September 30, 2013. We are focused on increasing sales of BioThrax and RSDL to U.S. government customers, expanding the market for BioThrax and RSDL to other customers domestically and internationally and pursuing label expansions and improvements.

Contracts and Grants

We seek to advance development of our product candidates through external funding arrangements. We have received funding from the U.S. government for a number of development programs, including the following:

▪	BioThrax as a post-exposure prophylaxis, or PEP;
▪	NuThrax;
▪	Large-scale manufacturing for BioThrax;
▪	PreviThrax; and
▪	Establishment of a Center for Innovation in Advanced Development and Manufacturing, or CIADM.

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

Manufacturing Infrastructure

We conduct our primary biodefense vaccine manufacturing operations at a multi-building campus on approximately 12.5 acres in Lansing, Michigan. To augment our existing manufacturing capabilities, we have constructed Building 55, a 50,000 square foot, large-scale manufacturing facility on our Lansing campus. In July 2010, we entered into an agreement with the Biomedical Advanced Research and Development Authority, or BARDA, to finalize development of and obtain regulatory approval for large-scale manufacturing of BioThrax in Building 55.

In 2009, we purchased a building in Baltimore, Maryland for product development and manufacturing purposes, and have completed renovation, improvement and equipment acquisitions at this facility. In June 2012, we entered into a contract with BARDA, which established us as a CIADM and provides funding for manufacturing and development activities relating to a clinical stage pandemic flu vaccine candidate that we in-licensed from a third party. We expect this facility will support future CIADM development and manufacturing activities for chemical, biological, radiological and nuclear countermeasures as well as for our current and future product development and manufacturing needs. Our specific plans for this facility will be contingent on the requirements of BARDA under our CIADM contract, the progress of our existing development programs and the outcome of our efforts to acquire new product candidates.

Financial Operations Overview

Revenues

We are currently a party to a contract with the CDC to supply up to 44.75 million doses of BioThrax to the SNS over a five-year period. The period of performance under the award is from September 30, 2011 through September 29, 2016. The total amount that could be paid to us under the contract is up to $1.25 billion, subject to availability of funding by the U.S. government. To date, the U.S. government has committed approximately $704 million for the procurement of BioThrax doses under this contract. Through September 30, 2013, we have delivered approximately 15.0 million doses to the CDC resulting in approximately $399 million in revenue recognized under this contract.

As part of the August 2013 acquisition of the assets of the Healthcare Protective Products Division, or HPPD, a division of Bracco, we assumed responsibility for an indefinite delivery/indefinite quantity contract with the U.S. Department of Defense, or DoD, to provide RSDL to active military personnel. The contract term runs through 2017. Through September 30, 2013, we recognized revenue of approximately $6.2 million under this contract.

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

Cost of Product Sales

The primary expense that we incur to deliver BioThrax to our customers is manufacturing cost, consisting of fixed and variable costs. Variable manufacturing costs for BioThrax consist primarily of costs for materials and personnel-related expenses for direct and indirect manufacturing support staff and contract filling operations. Fixed manufacturing costs include facilities and utilities.. We determine the cost of product sales for doses sold during a reporting period based on the average manufacturing cost per dose in the period those doses were manufactured. We calculate the average manufacturing cost per dose in the period of manufacture by dividing the actual costs of manufacturing in such period by the number of units produced in that period. In addition to the fixed and variable manufacturing costs described above, the average manufacturing cost per dose depends on the efficiency of the manufacturing process, utilization of available manufacturing capacity and the production yield for the period of production.

The primary expense that we incur to deliver RSDL to our customers is the cost per unit of production from our third-party contract manufacturer. Other associated expenses include shipping, logistics and the cost of support functions.

Research and Development Expenses

We expense research and development costs as incurred. Our research and development expenses consist primarily of:

▪	personnel-related expenses;
▪
fees to professional service providers for, among other things, analytical testing, independent monitoring or other administration of our clinical trials and obtaining and evaluating data from our clinical trials and non-clinical studies;

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of salaries and other related costs for personnel serving the executive, sales and marketing, business development, finance, accounting, information technology, legal and human resource functions. Other costs include facility costs not otherwise included in cost of product sales or research and development expense and professional fees for legal, accounting and auditing services. We currently market and sell BioThrax and RSDL directly to the U.S. and foreign governments with a small, targeted marketing and sales group. As we seek to broaden the market for BioThrax, RSDL and we acquire additional product candidates or we receive marketing approval for our product candidates, we expect that we will increase our spending for marketing and sales activities.

Critical Accounting Policies and Estimates

There have been no significant changes to our Critical Accounting Policies and Estimates during the three and nine months ended September 30, 2013, except for the addition of our revenue recognition policy for our contract with BARDA to establish a CIADM and our policy for contingent purchase consideration obligations, which are detailed below. Refer to our Critical Accounting Policies and Estimates section in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission, or SEC.

Revenue Recognition

Our contract with BARDA to establish a CIADM, is a service arrangement that includes multiple elements. The CIADM contract requires us to provide a flexible infrastructure to supply medical countermeasures to the U.S. government over the contract period and currently includes such items as construction and facility design, workforce development and licensure of a pandemic flu vaccine. Since none of the individual elements by themselves satisfy the purpose of the contract, we have concluded that the CIADM contract elements cannot be separated as they do not have stand-alone value to the U.S. government. Therefore, we have concluded that there is a single unit of accounting associated with the CIADM contract. We recognize revenue under the CIADM contract on a straight-line basis, based upon our estimate of the total payments to be received under the contract. We analyze the estimated payments to be received on a quarterly basis to determine if an adjustment to revenue is required. Changes in estimates attributed to modifications in the estimate of total payments to be received are recorded prospectively.

Contingent Purchase Consideration Obligations

In accordance with the terms of our August 2013 acquisition of the Healthcare Protective Products Division, or HPPD, a division of Bracco, we have committed to make potential payments to Bracco based on achievement of certain net sales thresholds of RSDL through 2028. We record this obligation at fair value. Contingent purchase consideration is based on a percentage of future net RSDL sales. The fair value model used to calculate this obligation is based on the income approach (a discounted cash flow model) that has been risk adjusted based on the probability of achievement of net sales.

The inputs we use for determining the fair value of the contingent purchase consideration are Level 3 fair value measurements. We re-evaluate the fair value on a quarterly basis. Changes in the fair value can result from adjustments to the discount rates and updates in the assumed timing of or achievement of net sales. Any future increase in the fair value of the obligation is based on an increased likelihood that the underlying net sales will be achieved and the associated payment or payments will therefore become due and payable, which will result in a charge to cost of product sales in the period in which the increase is determined. Similarly, any future decrease in the fair value of the obligation will result in a reduction in cost of product sales.

Results of Operations

Quarter Ended September 30, 2013 Compared to Quarter Ended September 30, 2012

Revenues

Product sales revenues increased by $22.3 million, or 41%, to $76.3 million for the three months ended September 30, 2013 from $54.0 million for the three months ended September 30, 2012. This increase in product sales revenues was due to a 26% increase in the number of doses of BioThrax delivered, attributable to the timing of deliveries to the SNS, along with $7.0 million in sales from RSDL, which we acquired in August 2013. BioThrax product sales revenues during the three months ended September 30, 2013 consisted of sales to the CDC of $69.1 million and aggregate international and other sales of $262,000. RSDL sales during the three months ended September 30, 2013 consisted of sales to the DoD of $6.2 million and aggregate international and other sales of $800,000. Product sales revenues during the three months ended September 30, 2012 consisted of BioThrax sales to the CDC of $53.8 million and aggregate international and other sales of $247,000.

Contracts and grants revenues increased by $224,000, or 2%, to $12.8 million in the three months ended September 30, 2013 from $12.6 million for the three months ended September 30, 2012. The increase in contracts and grants revenues was primarily due to increased revenues from our contracts with BARDA related to the establishment of our CIADM and our large-scale manufacturing of BioThrax. Contracts and grants revenues during the three months ended September 30, 2013 consisted of $12.8 million in development contract and grant revenue from NIAID and BARDA. Contracts and grants revenues during the three months ended September 30, 2012 consisted of $12.2 million in development contract and grant revenues from BARDA and NIAID and $356,000 from Pfizer.

Cost of Product Sales

Cost of product sales increased by $9.8 million, or 96%, to $20.1 million for the three months ended September 30, 2013 from $10.2 million for the three months ended September 30, 2012. This increase was attributable to the 26% increase in the number of BioThrax doses delivered coupled with a lower average cost per dose sold in 2012 associated with an adjustment to certain BioThrax testing specifications that allowed us to sell doses for which the cost has been expensed in a prior period. Additionally, cost of product sales for the three months ended September 30, 2013, also includes $3.8 million in costs attributable to RSDL.

Research and Development Expenses

Research and development expenses increased by $1.5 million, or 6%, to $28.9 million for the three months ended September 30, 2013 from $27.4 million for the three months ended September 30, 2012. This increase primarily reflects increased depreciation expense related to our Baltimore facility, and includes increased expenses of $997,000 for product candidates and manufacturing development categorized in the Biodefense segment, increased expenses of $576,000 for product candidates and technology platform development activities categorized in the Biosciences segment, and decreased expenses of $26,000 in other research and development, which are in support of central research and development activities for technology platform development. Net of development contract and grant reimbursements along with the net loss attributable to noncontrolling interests, we incurred research and development expenses of $16.1 million and $13.8 million, during the three months ended September 30, 2013 and 2012, respectively.

Our principal research and development expenses during the three months ended September 30, 2013 and 2012 are shown in the following table:
	Three Months Ended
	September 30,
(in thousands)	2013	2012
Biodefense:
Large-scale manufacturing for BioThrax	$4,865	$4,521
BioThrax related programs	2,750	2,376
PreviThrax	3,795	4,054
NuThrax	2,434	1,752
Thravixa	-	491
Other Biodefense	2,293	1,946
Total Biodefense	16,137	15,140
Biosciences:
Tuberculosis vaccine	84	3,217
otlertuzumab (formerly TRU-016)	6,658	3,372
ES414 (formerly T-Scorp)	1,810	1,375
ES301 (formerly DRACO)	-	175
Other Biosciences	2,522	2,359
Total Biosciences	11,074	10,498
Other	1,726	1,752
Total	$28,937	$27,390

The increase in spending for our large-scale manufacturing for BioThrax was primarily due to the timing of manufacturing development activities. The increase in spending for BioThrax related programs was related to the timing of clinical studies to support applications for label expansion for BioThrax. The decrease in spending for PreviThrax was primarily due to the timing of model optimization and non-clinical studies. The increase in spending for NuThrax was primarily related to the timing of clinical trial activities. The spending for Thravixa in 2012 was for clinical trial activities. The increase in spending for our other Biodefense activities was primarily due to increased spending related to manufacturing development.

The decrease in spending for our tuberculosis vaccine product candidate was related to the costs incurred during 2012 to complete the Phase IIb clinical trial. As a result of clinical trial data published in February 2013, future spending will decrease significantly as we cease our tuberculosis product development efforts. The increase in spending for our otlertuzumab (formerly TRU-016) product candidate was primarily related to manufacturing activities in support of clinical trials. The increase in spending for our ES414 (formerly T-Scorp) product candidate was primarily due to process development and non-clinical studies. The spending for our ES301 product candidate in 2012 was primarily for process development and non-clinical activities. The spending for our other Biosciences activities was associated with our preclinical product candidates.

The spending for other research and development activities was primarily due to central research and development activities not attributable to product candidates.

 Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $2.8 million, or 15%, to $22.0 million for the three months ended September 30, 2013 from $19.2 million for the three months ended September 30, 2012. This increase is due to increased spending related to professional services, along with additional costs associated with RSDL sales and our acquisition of HPPD from Bracco. The majority of the selling, general and administrative expenses are attributable to the Biodefense segment, which increased by $408,000, or 3%, to $14.4 million during the three months ended September 30, 2013 from $14.0 million during the three months ended September 30, 2012. This increase is primarily due to RSDL selling costs and other expenses related to the acquisition of HPPD. Selling, general and administrative expenses related to our Biosciences segment increased by $2.4 million, or 46%, to $7.6 million during the three months ended September 30, 2013 from $5.2 million during the three months ended September 30, 2012 due to an increase in professional fees to support due diligence and other acquisition-related activities in accordance with our growth plan.

Total Other Income (Expense)

Total other income increased by $107,000 to $146,000 for the three months ended September 30, 2013 from $39,000 for the three months ended September 30, 2012.

Income Taxes

Provision for income taxes increased by $566,000, or 13%, to $4.8 million for the three months ended September 30, 2013 from $4.2 million for the three months ended September 30, 2012. The increase in the provision for income taxes was primarily due to the $7.4 million increase in our income before provision for income taxes and the loss attributable to noncontrolling interests; coupled with a decrease in the estimated effective annual tax rate, primarily due to adjustments related to state taxes and the extension of the 2012 research and development tax credit that was signed into law and recorded in 2013.

Net Loss Attributable to Noncontrolling Interest

Net loss attributable to noncontrolling interest decreased by $997,000. The decrease resulted primarily from the termination of clinical and development activities and related expenses related to our tuberculosis vaccine candidate. These amounts represent the portion of the losses incurred by the OETC joint venture for the quarters ended September 30, 2013 and 2012, respectively, that was attributable to our joint venture partners.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Revenues

Product sales revenues increased by $30.7 million, or 22%, to $172.3 million for the nine months ended September 30, 2013 from $141.5 million for the nine months ended September 30, 2012. This increase in product sales revenues was due to a 14% increase in the number of doses of BioThrax delivered, attributable to the timing of deliveries to the SNS, along with $7.0 million in sales of RSDL, which we acquired in August 2013. BioThrax product sales revenues during the nine months ended September 30, 2013 consisted of sales to the CDC of $164.0 million and aggregate international and other sales of $1.3 million. RSDL sales during the nine months ended September 30, 2013 consisted of sales to the DoD of $6.2 million and aggregate international and other sales of $800,000. Product sales revenues for the nine months ended September 30, 2012 consisted of BioThrax sales to CDC of $141.1 million and aggregate international and other sales of $447,000.

Contracts and grants revenues decreased by $3.4 million, or 7%, to $42.4 million for the nine months ended September 30, 2013 from $45.8 million for the nine months ended September 30, 2012. The decrease in contracts and grants revenues was primarily due to decreased milestone revenue received for our PEP indication for BioThrax, decreased revenue from BARDA for our PreviThrax product candidate, and the sale of our spi-VEC technology during 2012, along with decreased revenues from our agreements with Abbott and Pfizer that terminated during 2012, partially offset by increased revenues from BARDA related to the establishment of our CIADM. Contracts and grants revenues for the nine months ended September 30, 2013 consisted of $42.4 million in development contract and grant revenues from NIAID and BARDA. Contracts and grants revenues for the nine months ended September 30, 2012 consisted of $40.3 million in development contract and grant revenues from NIAID and BARDA, $4.0 million from Abbott and Pfizer and $1.5 million from the sale of patent and trademark rights and related materials pertaining to our spi-VEC platform technology.

Cost of Product Sales

Cost of product sales increased by $11.8 million, or 38%, to $42.7 million for the nine months ended September 30, 2013 from $30.9 million for the nine months ended September 30, 2012. This increase was attributable to the 14% increase in the number of BioThrax doses delivered coupled with an increase in the costs per dose associated with lower production yields in the period in which the doses were produced. Additionally, cost of product sales also includes $3.8 million in costs attributable to RSDL.

Research and Development Expenses

Research and development expenses increased by $5.7 million, or 7%, to $89.9 million for the nine months ended September 30, 2013 from $84.3 million for the nine months ended September 30, 2012. This increase primarily reflects higher contract service and increased depreciation expense related to our Baltimore facility, and includes increased expenses of $2.2 million for product candidates and manufacturing development categorized in the Biodefense segment and increased expenses of $3.7 million for product candidates and technology platform development activities categorized in the Biosciences segment, offset by decreased expenses of $223,000 in other research and development, which are in support of central research and development activities. For the nine months ended September 30, 2013 and 2012, we incurred research and development expenses net of development contract and grant reimbursements along with the net loss attributable to noncontrolling interests of $46.7 million and $34.3 million, respectively.

Our principal research and development expenses for the nine months ended September 30, 2013 and 2012 are shown in the following table:
	Nine Months Ended
	September 30,
(in thousands)	2013	2012
Biodefense:
Large-scale manufacturing for BioThrax	$13,595	$13,323
BioThrax related programs	8,307	7,944
PreviThrax	11,825	12,799
NuThrax	6,766	6,369
Pandemic influenza	2,500	-
Thravixa	-	1,304
Other Biodefense	5,785	4,819
Total Biodefense	48,778	46,558
Biosciences:
Tuberculosis vaccine	4,269	11,993
otlertuzumab (formerly TRU-016)	18,308	9,396
ES414 (formerly T-Scorp)	5,675	2,802
ES301 (formerly DRACO)	-	2,017
Other Biosciences	8,044	6,427
Total Biosciences	36,296	32,635
Other	4,865	5,088
Total	$89,939	$84,281

The spending for our large-scale manufacturing for BioThrax was primarily due to non-clinical studies and  the timing of manufacturing development activities. The increase in spending for BioThrax related programs was related to clinical and non-clinical studies to support applications for label expansion for BioThrax. The decrease in spending for PreviThrax was primarily due to the timing of model optimization and non-clinical studies. The spending for NuThrax was primarily due to clinical trial activities. The increase in pandemic influenza was related to an upfront payment for an exclusive license to the rights to manufacture and sell pandemic influenza products. The spending for Thravixa in 2012 was for clinical trial activities. The increase in spending for our other Biodefense activities was primarily due to increased spending related to manufacturing development, which includes increased depreciation expense related to our Baltimore facility.

The decrease in spending for our tuberculosis vaccine product candidate is related to the substantial completion of the Phase IIb clinical trial activities during 2012 partially offset by manufacturing development activities during 2013. The increase in spending for our otlertuzumab (formerly TRU-016) product candidate is primarily related to our clinical trial activities for CLL along with manufacturing activities. The increase in spending for our ES414 (formerly T-Scorp) product candidate was primarily due to process development and non-clinical studies. The spending for our ES301 product candidate in 2012 was primarily for process development and non-clinical activities. The increase in spending for our other Biosciences activities was primarily due to increased costs associated with the development of platform technologies, as well as a reduction in 2012 of the contingent value right, or CVR, obligations associated with our agreement with Pfizer, which was cancelled in 2012.

The spending for other research and development activities was primarily due to central research and development activities not attributable to product candidates.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $5.9 million, or 11%, to $62.5 million for the nine months ended September 30, 2013 from $56.5 million for the nine months ended September 30, 2012. This increase was primarily due to $2.8 million in costs related to the restructuring of our U.K. operations, increased spending related to professional services along with additional costs associated with our RSDL sales and acquisition of HPPD from Bracco. The majority of the expense is attributable to the Biodefense segment, in which selling, general and administrative expenses increased by $1.6 million, or 4%, to $43.1 million for the nine months ended September 30, 2013 from $41.5 million for the nine months ended September 30, 2012. The increase is primarily due to RSDL selling costs and other expenses related to our acquisition of HPPD. Selling, general and administrative expenses related to our Biosciences segment increased by $4.3 million, or 28%, to $19.4 million for the nine months ended September 30, 2013 from $15.0 million for the nine months ended September 30, 2012, due to our UK restructuring and increased professional services to support due diligence and other acquisition-related activities associated with our growth plan.

Impairment of In-Process Research and Development

Impairment of in-process research and development was $9.6 million for the nine months ended September 30, 2012. The impairment charge for the nine months ended September 30, 2012, resulted from the full impairment of our SBI-087 in-process research and development asset during the nine months ended September 30, 2012. There was no impairment for the nine months ended September 30, 2013.

Total Other Income (Expense)

Total other income decreased by $1.6 million, or 89%, to $200,000 for the nine months ended September 30, 2013 from $1.8 million for the nine months ended September 30, 2012. The decrease was due primarily to a business interruption insurance recovery related to a power outage at our Lansing, Michigan facility in 2012.

Income Taxes

Provision for income taxes increased by $28,000, or 1%, to $4.7 million for the nine months ended September 30, 2013 from $4.6 million for the nine months ended September 30, 2012.  The increase in the provision for income taxes was primarily due to the $8.5 million increase in our income before provision for income taxes and the loss attributable to noncontrolling interests, coupled with a decrease in the estimated effective annual tax rate. The decrease in the estimated effective tax rate was primarily due to adjustments related to state taxes and the extension of the 2012 research and development tax credit that was signed into law and recorded in 2013.

Net Loss Attributable to Noncontrolling Interest

Net loss attributable to noncontrolling interest decreased by $3.4 million, or 80%, to $871,000 for the nine months ended September 30, 2013 from $4.3 million for the nine months ended September 30, 2012. The decrease resulted primarily from the termination of clinical and development activities and related expenses related to our tuberculosis vaccine candidate. These amounts represent the portion of the loss incurred by the joint ventures for the nine months ended September 30, 2013 and 2012, respectively, that was attributable to our joint venture partners.

Liquidity and Capital Resources

Sources of Liquidity

We have funded our cash requirements from inception through September 30, 2013 principally with a combination of revenues from BioThrax product sales, debt financings and facilities leases, development funding from government entities and non-government and philanthropic organizations and collaborative partners, and the net proceeds from our initial public offering and the sale of our common stock upon exercise of stock options. We have operated profitably for each of the five years ended December 31, 2012.

As of September 30, 2013 we had cash and cash equivalents of $172.6 million. Additionally, at September 30, 2013, our accounts receivable balance was $30.1 million.

Cash Flows

The following table provides information regarding our cash flows for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30,
(in thousands)	2013	2012
Net cash provided by (used in):
Operating activities(1)	$88,333	$78,660
Investing activities	(58,540)	(27,212)
Financing activities	1,102	2,552
Net increase in cash and cash equivalents	$30,895	$54,000

(1)	Includes the effect of exchange rates on cash and cash equivalents.

Net cash provided by operating activities of $88.3 million for the nine months ended September 30, 2013 was primarily due to our net income of $15.0 million, a decrease in accounts receivable of $66.0 million related to the timing of collection of amounts billed primarily to the CDC, along with the effect of non-cash charges of $8.5 million for stock-based compensation and $13.5 million for depreciation and amortization.

Net cash provided by operating activities of $78.7 million for the nine months ended September 30, 2012 was primarily due to a decrease in accounts receivable of $57.0 million related to the timing of collection of amounts billed to the CDC and non-cash charges of $9.6 million for the impairment of in-process research and development, $8.4 million for stock-based compensation, $7.7 million for depreciation and amortization, and $3.2 million for development expenses primarily from our joint ventures, partially offset by a decrease in accrued compensation of $4.8 million associated with the payment of 2011 bonuses and a $3.0 million decrease in the fair value of CVR obligations related to our agreement with Pfizer.

Net cash used in investing activities of $58.5 million for the nine months ended September 30, 2013 was primarily due to the acquisition of HPPD from Bracco for $24.1 million and capital expenditures of $34.4 million, which includes the purchase of a new headquarters facility for $10.5 million, construction and renovation of facilities at our Lansing, Michigan campus, and costs of other infrastructure and equipment investments.

Net cash used in investing activities of $27.2 million for the nine months ended September 30, 2012 was primarily due to capital expenditures of $40.9 million related to the construction and related costs of our facility in Baltimore, Maryland, and infrastructure investments and other equipment, partially offset by net proceeds of $11.8 million from the sale of our two Frederick, Maryland buildings and the maturity of U.S. Treasury securities of $2.0 million.

Net cash provided by financing activities of $1.1 million for the nine months ended September 30, 2013 was primarily due to $1.9 million in excess tax benefits from the exercise of stock options and $2.5 million in proceeds from employee equity plans, partially offset by principal payments on indebtedness of $3.4 million.

Net cash provided by financing activities of $2.6 million for the nine months ended September 30, 2012 was primarily due to $12.9 million in advances under our construction and equipment loans with PNC Bank related to the renovation, improvement and equipment purchases at our Baltimore, Maryland facility, partially offset by $9.4 million in principal payments on indebtedness, including $7.7 million in repayment of debts related to our Frederick, Maryland buildings.

Debt Financing

As of September 30, 2013, we had $59.4 million principal amount of debt outstanding, comprised primarily of the following:

▪	$17.1 million outstanding under a term loan from HSBC Realty Credit Corporation used to finance a portion of the costs of our facility expansion in Lansing, Michigan;
▪	$3.9 million outstanding under a mortgage loan from HSBC Realty Credit Corporation used to finance a portion of the purchase price of our facility in Gaithersburg, Maryland;
▪	$28.2 million outstanding under a construction loan from PNC Bank used to fund the renovations of our Baltimore, Maryland facility; and
▪	$10.2 million outstanding under an equipment loan from PNC Bank used to fund equipment purchases at our Baltimore, Maryland facility.

Funding Requirements

We expect to continue to fund our anticipated operating expenses, capital expenditures and debt service requirements from existing cash and cash equivalents, revenues from BioThrax product sales, revenues from RSDL sales, development contract and grant funding, and any lines of credit we may establish from time to time. There are numerous risks and uncertainties associated with BioThrax and RSDL product sales and with the development and commercialization of our product candidates. We may seek additional external financing to provide additional financial flexibility. Our future capital requirements will depend on many factors, including, among others:

▪	the level, timing and cost of sales of BioThrax, RSDL and other products;
▪	the extent to which we acquire or invest in companies, businesses, products or technologies;
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

Acquisition of HPPD Assets

On August 1 2013, we acquired substantially all of the assets of HPPD, a division of Bracco for approximately $24.1 million in cash. The assets acquired in this acquisition include HPPD's product RSDL, along with a majority of the customer and distributor agreements for the RSDL product. In addition, as part of the acquisition, we will pay approximately $1.8 million for the remaining assets of HPPD, which primarily includes manufacturing equipment. We anticipate the acquisition of the remaining assets will occur during the fourth quarter of 2013.

Share Repurchase Program

On May 17, 2012, our board of directors authorized us to repurchase from time to time up to an aggregate of $35 million of our common stock under a board-approved share repurchase program. We did not repurchase any shares of our common stock under this program during the nine months ended September 30, 2013. During the nine months ended September 30, 2012, we repurchased 399,000 shares for $5.8 million.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2013. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2013, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, occurred during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management's assessment of and conclusion on the effectiveness of disclosure controls and procedures and internal controls over financial reporting did not include the internal controls related to the operations acquired in the acquisition of the Health Protective Products Division, or HPPD,  from Bracco Diagnostics Inc.  Included in our consolidated financial statements related to the operations of HPPD are total assets and net assets of $48.8 million and $26.6 million, respectively, as of September 30, 2013 and $7.0 million and $2.5 million of revenues and net income for the period since acquisition, or August 1, 2013 through September 30, 2013.

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

GOVERNMENT CONTRACTING RISKS

We derive the majority of our revenue from sales of BioThrax to our principal customer, the U.S. government. If the U.S. government's demand for BioThrax is reduced, our business, financial condition and operating results could be materially harmed.

We have derived and expect for the foreseeable future to continue to derive the majority of our revenue from sales to the U.S. government of BioThrax, our FDA-approved anthrax vaccine. We are currently party to a contract with the Centers for Disease Control and Prevention, or CDC, for the supply of up to 44.75 million doses of BioThrax for placement into the Strategic National Stockpile, or SNS, over a five year period ending in September 2016.

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

Our principal customer for BioThrax and RSDL is the U.S. government. We anticipate that the U.S. government will also be a principal customer for other biodefense products that we successfully develop or acquire. Additionally, the majority of our revenue is from U.S. government development contracts and grants. Over its lifetime, a U.S. government program may be implemented through the award of many different individual contracts and subcontracts. The funding for government programs is subject to Congressional appropriations, generally made on a fiscal year basis, even for programs designed to continue for several years. These appropriations can be subject to political considerations and stringent budgetary constraints. For example, sales of BioThrax supplied under our multi-year procurement contract with the CDC are subject to available funding, mostly from annual appropriations. Additionally, our government-funded development contracts typically give the U.S. government the right, exercisable in its sole discretion, to extend these contracts for successive option periods following a base period of performance. The value of the services to be performed during these option periods may constitute the majority of the total value of the underlying contract. For example, the development contract we were awarded in September 2010 for development of PreviThrax consists of an approximately three-year base period of performance valued at approximately $51 million and three successive one-year option periods valued at a total of approximately $101 million. If levels of government expenditures and authorizations for biodefense decrease or shift to programs in areas where we do not offer products or are not developing product candidates, or if the U.S. government otherwise declines to exercise its options under our contracts with it, our business, revenues and operating results would suffer.

In August 2011, Congress enacted the Budget Control Act of 2011, or BCA, committing the U.S. government to significantly reduce the federal deficit over ten years. The BCA contains provisions commonly referred to as "sequestration" which call for substantial, unspecified automatic federal spending cuts that may continue for a period of ten years. On October 16, 2013, Congress passed legislation suspending the federal debt ceiling until February 7, 2014 and establishing a Congressional conference committee to deliver a budget recommendation by December 13, 2013. We cannot predict the ultimate outcome of the budget process or whether such efforts will result in significant funding delays or cancellation of orders by the U.S. government, any of which may adversely impact our business and results of operations.

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

Our current contracts with the CDC for the procurement of BioThrax and with the DoD for procurement of RSDL are fixed price contracts. We expect that our potential future contracts with the U.S. government for BioThrax and RSDL, as well as contracts for other biodefense products, also may be fixed price contracts. Under a fixed price contract, we are required to deliver our products at a fixed price regardless of the actual costs we incur. Estimating costs that are related to performance in accordance with contract specifications is difficult, particularly where the period of performance is over several years. Our failure to anticipate technical problems, estimate costs accurately or control costs during performance of a fixed price contract could reduce the profitability of a fixed price contract or cause a loss, which could harm our operating results and materially reduce our net income.

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

MANUFACTURING RISKS

BioThrax and our biologic product candidates are complex to manufacture and ship, which could cause us to experience delays in product manufacturing or development and resulting delays in revenues.

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

We have constructed Building 55, a large-scale manufacturing facility on our Lansing, Michigan campus for which we received a development contract from BARDA in July 2010 for scale-up, qualification and validation to manufacture BioThrax. Additionally, in 2009, we acquired a facility in Baltimore, Maryland, which we expect to utilize for certain product development or manufacturing projects, including projects performed under a separate development contract from BARDA to establish a Center for Innovation in Advanced Development and Manufacturing. The process for qualifying and validating these facilities may result in unanticipated delays and may cost more than expected due to a number of factors, including regulatory requirements. The costs and time required to comply with current good manufacturing practices, or cGMP, regulations or similar foreign regulatory requirements for sales of our products may be significant. In addition, if we experience delays, we may be in breach of the obligations under our government funded development contracts. If our facility licensure activities are delayed, we may not be able to utilize Building 55 to increase our production of BioThrax or manufacture product candidates in our Baltimore facility, which could significantly impact our revenues.

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

Providers of bioterrorism countermeasures could be subject to an increased risk of terrorist activities. The U.S. government has designated both our Lansing, Michigan and Baltimore, Maryland facilities as facilities requiring additional security. Although, we continually evaluate and update security measures, there can be no assurance that any additional security measures would protect our facilities from terrorist efforts determined to disrupt our manufacturing activities.

The factors listed above could also cause disruptions at our other facilities, including our research and product development facilities. Any such disruption, damage, or destruction of our facilities could impede our ability to manufacture BioThrax and our other products and product candidates, result in losses and delays, including delay in the performance of our contractual obligations or delay in our clinical trials, any of which could be costly to us and materially harm our business, financial condition and operating results.

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

We are currently dependent on third party manufacturers for the manufacture of some of our products and product candidates, other than BioThrax. Certain of our third party manufacturers currently constitute the sole source of one or more of our other products and product candidates, and we have and will continue to have limited control over the manufacturing process and costs of these products and product candidates.

Third party manufacturers currently supply a significant amount of our products and product candidates, other than BioThrax, pursuant to contractual arrangements. Certain manufacturers currently constitute the sole source of several of our products and product candidates. For example, Therapex Inc. is our sole source manufacturer for RSDL. Because of contractual restraints and the lead-time necessary to obtain FDA approval of a new manufacturer, replacement of any of these manufacturers may be expensive and time consuming and may cause interruptions in our supply of products to our customers or our product candidates for use in clinical trials. As a result, any such delay could adversely affect our ability to satisfy current contractual requirements and our product development efforts in general.

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

If we are unable to successfully integrate future acquisitions with our existing business, we may not obtain the advantages that the acquisitions were intended to create, which may materially adversely affect our business and our ability to develop and introduce new products.

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

Any vaccine, therapeutic product or medical device for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data, labeling, advertising and promotional activities for such product will be subject to continual requirements of and review by the FDA and other regulatory bodies. As approved or cleared products, BioThrax and RSDL are subject to these requirements and ongoing review. These requirements include submissions of safety and other post-marketing information and reports, registration requirements, cGMP requirements relating to quality control, quality assurance and corresponding maintenance of records and documents and recordkeeping.

The FDA enforces its cGMP and other requirements through periodic unannounced inspections of manufacturing facilities. The FDA is authorized to inspect manufacturing facilities without prior notice at reasonable times and in a reasonable manner. The FDA conducts periodic inspections of our Lansing facilities, most recently in August 2011. Following each of these inspections, the FDA has issued inspectional observations, some which were significant, but all of which have been addressed through corrective actions. If, in connection with any future inspection, the FDA finds that we are not in substantial compliance with cGMP requirements, or if the FDA is not satisfied with the corrective actions we take in connection with observations resulting from any such inspection, the FDA may undertake enforcement action against us, which may include:

▪	warning letters;
▪	product seizure or withdrawal of the product from the market;
▪	restrictions on the marketing or manufacturing of a product;
▪	suspension or withdrawal of regulatory approvals or refusal to approve pending applications or supplements to approved applications;
▪	fines or disgorgement of profits or revenue; and
▪	injunctions or the imposition of civil or criminal penalties.

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

We currently sell and intend to sell our products outside the United States. To market our products in the European Union and many other foreign jurisdictions, we may need to obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. Approval by the FDA does not ensure approval by foreign regulatory authorities. The approval procedures in foreign jurisdictions can vary widely and can involve additional clinical trials and data review. We and our collaborators may not be able to obtain foreign regulatory approvals on a timely basis, if at all, and therefore we may be unable to commercialize our products internationally.

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

In addition, substantial delays or cancellations of purchases could result from protests or challenges from third parties. Lawsuits brought against us by third parties or activists, even if not successful, could require us to spend significant management time and financial resources defending the related litigation and could potentially damage the public's perception of us and our products. For example, between 2001 and 2006, members of the military and various activist groups who oppose mandatory inoculation with BioThrax petitioned the FDA and the federal courts to revoke our license for BioThrax and terminate the DoD program for the mandatory administration of BioThrax to military personnel. Although the DoD prevailed in those challenges, the actions of these groups created negative publicity about BioThrax. Additional lawsuits, publicity campaigns or other negative publicity may adversely affect the degree of market acceptance of BioThrax and thereby limit the demand for BioThrax and any of our other Biodefense products or product candidates, which would adversely affect our revenues.

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

In addition, there are a number of companies with anthrax therapeutic products or product candidates competing with us for both U.S. government procurement and development resources. For example, in terms of additional procurement of licensed countermeasures, HHS awarded a development and SNS procurement contract to GlaxoSmithKline plc for an anthrax monoclonal antibody therapeutic. In addition, HHS has assisted another company in its production efforts by providing it with BioThrax doses that we delivered for placement into the SNS so the competitor could immunize donors and obtain plasma for its anthrax immune globulin product candidate.

We believe that our most significant competitors in the area of biodefense and commercial vaccines are a number of pharmaceutical companies that have vaccine programs, including Merck & Co., Inc., GlaxoSmithKline plc, Sanofi Pasteur SA, Pfizer Inc. and Novartis AG, as well as smaller, more focused companies engaged in vaccine and immune therapeutics development, such as Soligenix, Inc., Pfenex Inc., DynPort Vaccine Company LLC, Elusys Therapeutics, Inc., Bavarian Nordic A/S and PharmAthene, Inc.. With respect to the protein therapeutics we are developing, we are aware of existing products and products in research or development by others that address the diseases we are targeting. Any of these products may compete with our product candidates.

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

As of September 30, 2013, we had $59.4 million principal amount of debt outstanding. We may seek additional debt financing to support our ongoing activities or to provide additional financial flexibility. Debt financing could have significant adverse consequences for our business, including:

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

As of September 30, 2013, we had $202.7 million of cash, cash equivalents and accounts receivable. Our future capital requirements will depend on many factors, including, among others:

▪	the level, timing and cost of sales of BioThrax, RSDL and other products;
▪	the extent to which we acquire or invest in companies, businesses, products or technologies;
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

As of September 30, 2013, we have $59.4 million principal amount of debt outstanding, including balloon payments of $3.5 million due in November 2014 and $15.3 million due in December 2014. We will need to extend, refinance or satisfy this debt as it matures. We may not be able to refinance our maturing debt on favorable terms, or at all, based on general economic or market conditions, our historical or projected growth or other factors, including those beyond our control. If our cash flow from operations or other liquidity sources are not sufficient to make required interest or principal payments or we are not able to refinance maturing debt on favorable terms, we may have to take actions such as seeking additional equity or debt capital on commercially unreasonable or unfavorable terms or modifying or delaying execution of our business strategy.

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

Mr. El-Hibri has the ability to significantly influence the election of the members of our Board of Directors due to his significant beneficial ownership of our common stock. As of October 31, 2013, Mr. El-Hibri was the beneficial owner of approximately 16% of our outstanding common stock. Because of Mr. El-Hibri's significant beneficial ownership of our common stock, Mr. El-Hibri also has the ability to delay or prevent a change of control of us that may be favored by other directors or stockholders and otherwise exercise substantial control over all corporate actions requiring board or stockholder approval, including any amendment of our certificate of incorporation or by-laws. The control by Mr. El-Hibri may prevent other stockholders from influencing significant corporate decisions. In addition, Mr. El-Hibri's significant beneficial ownership of our shares could present the potential for a conflict of interest.

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

Under our stockholder rights plan, we issue to each of our stockholders one preferred stock purchase right for each outstanding share of our common stock. Each right, when exercisable, will entitle its holder to purchase from us a unit consisting of one one-thousandth of a share of series A junior participating preferred stock at a purchase price of $150 in cash, subject to adjustments.

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

Our stock price has been, and is likely to continue to be, volatile. From November 15, 2006, when our common stock first began trading on the New York Stock Exchange, through October 31, 2013, our common stock has traded as high as $27.00 per share and as low as $4.40 per share. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price of our common stock may be influenced by many factors, including, among others:

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales or the perception in the market that the holders of a large number of shares intend to sell shares could reduce the market price of our common stock. Moreover, holders of an aggregate of approximately 6 million shares of our common stock outstanding as of October 31, 2013 have the right to require us to register these shares of common stock under specified circumstances. In 2012, we registered 3.0 million of these shares to be sold by these holders from time to time.

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

EMERGENT BIOSOLUTIONS INC.

By: /s/ Daniel J. Abdun-Nabi
Daniel J. Abdun-Nabi
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2013

By: /s/ Robert G. Kramer
Robert G. Kramer
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Date: November 8, 2013

EXHIBIT INDEX

Exhibit Number	Description
10.1#††
Modification No. 7 to Contract No. 200-2011-42084 (the "CDC BioThrax Procurement Contract"), effective September 26, 2013, between Emergent BioDefense Operations Lansing LLC and the Centers for Disease Control and Prevention.

10.2#††	Modification No. 8 to the CDC BioThrax Procurement Contract, effective September 30, 2013, between Emergent BioDefense Operations Lansing LLC and the Centers for Disease Control and Prevention.
12#	Ratio of Earnings to Fixed Charges.
31.1#	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).
31.2#	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).
32.1#	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101. INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linksbase Document
101.DEF	XBRL Taxonomy Definition Linksbase Document
101.LAB	XBRL Taxonomy Label Linksbase Document
101.PRE	XBRL Taxonomy Presentation Linksbase Document

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language):

(i)	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and September 30, 2012, (ii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2013 and 2012 (iii) Condensed Consolidated Balance Sheets at September 30, 2013 and December 31, 2012, (iv) Condensed Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2013 and 2012 and (v) Notes to Consolidated Financial Statements.

In Accordance with Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.

#Filed herewith.

†† Confidential treatment requested by the Securities and Exchange Commission as to certain portions. Confidential materials omitted and filed separately with the Securities and Exchange Commission.