Form 10-Q
period 2014-03-31
Emergent BioSolutions Inc.
filed 2014-05-12
CIK 1367644

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of April 30, 2014, the registrant had 37,411,197 shares of common stock outstanding.

Emergent BioSolutions Inc.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management, are forward-looking statements. We generally identify forward-looking statements by using words like "believes," "expects," "anticipates," "intends," "plans," "forecasts," "estimates" and similar expressions in conjunction with, among other things, discussions of financial performance or financial condition, growth strategy, product sales, manufacturing capabilities, product development, regulatory approvals or expenditures. These forward-looking statements are based on our current intentions, beliefs and expectations regarding future events. We cannot guarantee that any forward-looking statement will be accurate. You should realize that if underlying assumptions prove inaccurate or unknown risks or uncertainties materialize, actual results could differ materially from our expectations. You are, therefore, cautioned not to place undue reliance on any forward-looking statement. Any forward-looking statement speaks only as of the date on which such statement is made, and, except as required by law, we do not undertake to update any forward-looking statement to reflect new information, events or circumstances.

There are a number of important factors that could cause our actual results to differ materially from those indicated by such forward-looking statements, including, among others:

▪	appropriations for the procurement of BioThrax® (Anthrax Vaccine Adsorbed), our FDA-approved anthrax vaccine;
▪
our ability to successfully integrate our acquisitions of Cangene Corporation and the Healthcare Protective Products Division of Bracco Diagnostics Inc., which we recently acquired, and realize the benefits of these acquisitions;

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

The foregoing sets forth many, but not all, of the factors that could cause actual results to differ from our expectations in any forward-looking statement. New factors emerge from time to time and it is not possible for management to predict all such factors, nor can it assess the impact of any such factor on the business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement. You should consider this cautionary statement, the risk factors identified in the section entitled "Risk Factors" in this quarterly report on Form 10-Q and the risk factors identified in our other periodic reports filed with the Securities and Exchange Commission when evaluating our forward-looking statements.

PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

Emergent BioSolutions Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share and per share data)

	March 31, 2014	December 31, 2013
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$160,215	$179,338
Accounts receivable	62,938	60,587
Inventories	71,268	14,643
Income tax receivable, net	17,800	5,651
Prepaid expenses and other current assets	14,982	12,896
Total current assets	327,203	273,115

Property, plant and equipment, net	303,468	264,240
In-process research and development	50,300	41,800
Intangible assets, net	68,928	30,148
Goodwill	47,188	13,954
Deferred tax assets, net	1,203	-
Income tax receivable, long-term	15,596	-
Other assets	9,365	3,373

Total assets	$823,251	$626,630

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$36,643	$27,521
Accrued expenses and other current liabilities	4,879	1,252
Accrued compensation	18,242	24,615
Contingent purchase consideration, current portion	3,193	1,341
Provisions for chargebacks	4,099	-
Deferred tax liability, current portion (net)	88	88
Deferred revenue, current portion	5,180	1,834
Total current liabilities	72,324	56,651

Contingent purchase consideration, net of current portion	19,127	15,278
Long-term indebtedness	251,000	62,000
Deferred tax liability, net	-	1,419
Deferred revenue, net of current portion	1,805	-
Other liabilities	1,500	2,117
Total liabilities	345,756	137,465

Commitments and contingencies	-	-

Stockholders' equity:
Preferred stock, $0.001 par value; 15,000,000 shares authorized, 0 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized, 37,719,153 shares issued and 37,306,200, shares outstanding at March 31, 2014; 37,036,996 shares issued and 36,624,043, shares outstanding at December 31, 2013	38	37
Treasury stock, at cost, 412,953 common shares at both March 31, 2014 and December 31, 2013	(6,119)	(6,119)
Additional paid-in capital	255,675	247,637
Accumulated other comprehensive loss	(3,391)	(3,465)
Retained earnings	231,292	251,528
Total Emergent BioSolutions Inc. stockholders' equity	477,495	489,618
Noncontrolling interest in subsidiaries	-	(453)
Total stockholders' equity	477,495	489,165
Total liabilities and stockholders' equity	$823,251	$626,630
The accompanying notes are an integral part of these consolidated financial statements

Emergent BioSolutions Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2014	2013
	(Unaudited)
Revenues:
Product sales	$35,767	$30,359
Contract manufacturing	2,726	-
Contracts and grants	15,391	12,741
Total revenues	53,884	43,100

Operating expense:
Cost of product sales and contract manufacturing	18,997	5,698
Research and development	30,256	30,724
Selling, general and administrative	30,089	20,028
Loss from operations	(25,458)	(13,350)

Other income (expense):
Interest income	40	23
Interest expense	(3,535)	(11)
Other income (expense), net	512	17
Total other income (expense)	(2,983)	29

Loss before benefit from income taxes	(28,441)	(13,321)
Benefit from income taxes	(8,205)	(4,516)
Net loss	(20,236)	(8,805)
Net loss attributable to noncontrolling interest	-	743
Net loss attributable to Emergent BioSolutions Inc.	$(20,236)	$(8,062)

Loss per share - basic	$(0.55)	$(0.22)
Loss per share - diluted	$(0.55)	$(0.22)

Weighted-average number of shares - basic	36,854,370	35,968,064
Weighted-average number of shares - diluted	36,854,370	35,968,064

The accompanying notes are an integral part of these consolidated financial statements

Emergent BioSolutions Inc. and Subsidiaries
Consolidated Statements of Comprehensive Loss
(in thousands)

	Three Months Ended March 31,
	2014	2013
	(Unaudited)

Net loss attributable to Emergent BioSolutions Inc.	$(20,236)	$(8,062)
Foreign currency translations, net of tax	74	370
Comprehensive loss	$(20,162)	$(7,692)

The accompanying notes are an integral part of these consolidated financial statements.

Emergent BioSolutions Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:	(Unaudited)
Net loss	$(20,236)	$(8,805)
Adjustments to reconcile to net cash used in operating activities:
Stock-based compensation expense	2,650	2,976
Depreciation and amortization	6,835	4,163
Deferred income taxes	(8,052)	(4,516)
Non-cash development expenses from joint venture	-	190
Change in fair value of contingent obligations	412	-
Write off of debt issuance costs	1,831	-
Excess tax benefits from stock-based compensation	(4,570)	(1,608)
Other	453	6
Changes in operating assets and liabilities:
Accounts receivable	17,590	33,079
Inventories	(4,006)	(6,987)
Income taxes	(3,753)	(7,918)
Prepaid expenses and other assets	556	(246)
Accounts payable	(10,713)	(4,196)
Accrued expenses and other liabilities	1,546	21
Accrued compensation	(8,720)	(10,982)
Provision for chargebacks	159	-
Deferred revenue	(1,227)	197
Net cash used by operating activities	(29,245)	(4,626)
Cash flows from investing activities:
Purchases of property, plant and equipment	(4,590)	(7,679)
Acquisition of Cangene Corporation, net of acquired cash	(178,167)	-
Net cash used in investing activities	(182,757)	(7,679)
Cash flows from financing activities:
Proceeds from convertible debenture, net of debt issuance costs	241,654	-
Proceeds from other long-term debt obligations	1,000	-
Issuance of common stock subject to exercise of stock options	8,137	504
Excess tax benefits from stock-based compensation	4,570	1,608
Principal payments on long-term indebtedness	(62,000)	(1,117)
Contingent obligation payments	(487)	-
Net cash provided by financing activities	192,874	995

Effect of exchange rate changes on cash and cash equivalents	5	(118)

Net increase (decrease) in cash and cash equivalents	(19,123)	(11,428)
Cash and cash equivalents at beginning of period	179,338	141,666
Cash and cash equivalents at end of period	$160,215	$130,238

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

The unaudited consolidated financial statements included herein have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X issued by the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC.

In the opinion of the Company's management, any adjustments contained in the accompanying unaudited consolidated financial statements are of a normal recurring nature, and are necessary to present fairly the financial position of the Company as of March 31, 2014 and the results of operations, comprehensive loss and cash flows for the three months ended March 31, 2014 and 2013. Interim results are not necessarily indicative of results that may be expected for any other interim period or for an entire year.

There have been no significant changes to the Company's summary of significant accounting policies, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC, during the three months ended March 31, 2014, except for additions to the Company's accounting policies for revenue recognition and inventories related to the Cangene Corporation ("Cangene") acquisition (see Note 2).

Revenue recognition

The Company recognizes revenues from product sales if four basic criteria have been met:

▪	there is persuasive evidence of an arrangement;
▪	delivery has occurred or title has passed to the Company's customer;
▪	the fee is fixed or determinable; and
▪	collectability is reasonably assured.

All revenues from product sales are recorded net of applicable allowances for sales returns, rebates, special promotional programs, and discounts. The Company estimates allowances for deductions from revenue using a combination of information received from third parties including market data, inventory reports from major wholesalers, historical information and analysis. These estimates are subject to the inherent limitations of estimates that rely on third-party data, as certain third- party information may itself rely on estimates and reflect other limitations. Provisions for estimated rebates and other allowances, such as discounts and promotional and other credits, are estimated based on historical payment experience, historical relationship to revenues, estimated customer inventory levels and contract terms, and actual discounts offered. Management believes that such provisions are determinable because of the limited number of assumptions involved and the consistency of historical experience.

The Company markets and sells its Biosciences products through commercial wholesalers (direct customers) who purchase the products at a price referred to as the wholesale acquisition cost ("WAC"). Additionally, the Company enters into agreements with indirect customers for a contracted price that is less than the WAC. The indirect customers, such as group-purchasing organizations, physician practice-management groups and hospitals, purchase the Company's products from the wholesalers. Under these agreements with the wholesalers, the Company guarantees that it will credit them for the difference between the WAC and the indirect customers' contracted price. This credit is referred to as a chargeback. Wholesalers provide detailed information regarding indirect customer purchases as part of the justification for their credit request. Once received by the Company, these requests are standardized and tracked within a software system that adjudicates and reconciles all indirect claims coming from wholesalers. The database with these claims is used for historical trending and estimating future indirect sales, which are used to estimate accruals. Adjustments to these provisions are made periodically to reflect new facts and circumstances that may indicate that historical experience may not be indicative of current and/or future results. The Company makes subjective judgments primarily based on its evaluation of current market conditions and trade inventory levels related to the products. This evaluation may result in an increase or decrease in the experience rate that is applied to current and future sales, or as an adjustment to past sales, or both. The Company estimates allowances for revenue reducing obligations such as rebates, special promotional programs, and discounts, using a combination of historical trends, contractual obligations and information received from third parties. The accuracy of these estimates is dependent upon the inherent limitations of extrapolating estimates from historical trends and upon the quality of the third-party information.

Inventories

Inventories are stated at the lower of cost or market with cost being determined using a standard cost method, which approximates average cost. Average cost consists primarily of material, labor and manufacturing overhead expenses (which includes fixed production-overhead costs) and includes the services and products of third party suppliers. The Company analyzes its inventory levels quarterly and writes down, in the applicable period, inventory that has become obsolete, inventory that has a cost basis in excess of its expected net realizable value and inventory in excess of expected customer demand. The Company also writes off in the applicable period the costs related to expired inventory. Costs of purchased inventories are recorded using weighted-average costing. The Company determines normal capacity for each production facility and allocates fixed production-overhead costs on that basis. Any excess, unallocated fixed production-overhead costs are expensed as incurred.

2. Acquisitions

       Cangene Corporation

On February 21, 2014, the Company acquired 100% of the voting interest of Cangene for $3.24 per share in cash (on a fully-diluted basis), which represents a total purchase price of $221.8 million. This transaction was accounted for by the Company under the acquisition method of accounting, with the Company as the acquiror. Under the acquisition method of accounting, the assets and liabilities of Cangene were recorded as of the acquisition date, at their respective fair values, and combined with those of the Company. This acquisition diversifies the Company's Biodefense and Biosciences product portfolio and expands the Company's manufacturing capabilities.

The table below summarizes the preliminary allocation of the purchase price based upon estimated fair values of assets acquired and liabilities assumed at February 21, 2014.  As of the date of this filing, the valuation of acquired intangible assets, inventory, deferred taxes, property plant and equipment, employee related liabilities and other fair value adjustments are not complete, and as such the purchase price allocation is subject to change.

(in thousands)	February 21, 2014

Fair value of tangible assets acquired and liabilities assumed:
Cash	$43,631
Accounts receivable	19,940
Inventory (i)	52,619
Prepaid expenses and other assets	2,375
Property, plant and equipment	40,264
Deferred taxes, net	2,775
Income tax receivable	18,536
Accounts payable and accrued liabilities	(22,916)
Provision for chargebacks	(3,940)
Contingent purchase consideration	(5,776)
Deferred revenue	(6,378)
Total fair value of tangible assets acquired and liabilities assumed	141,130

Acquired in-process research and development	8,500
Acquired intangible assets	40,400
Goodwill	31,770
Total purchase price	$221,800

(i) Acquired inventory reflects a $6.2 million adjustment to record inventory at fair value, referred to as a step-up adjustment. The $6.2 million step-up was estimated to be amortized through cost of product sales and contract manufacturing over the next five years based on estimated inventory turnover, which will increase costs of product sales and contract manufacturing during such period.

 The table below summarizes the preliminary estimated fair value of intangible assets acquired and the estimated amortization periods:

		Amortization
		Period
( in thousands)	Amount	in years

Corporate Trade Name	$2,800	5.0
Marketed Products	8,300	10.0
Licensed Products	3,300	10.0
Biodefense Products	20,400	10.0
Contract Manufacturing	5,600	10.0

Total identified intangible assets	$40,400

The Company determined the estimated fair value of the intangibles assets using the income approach, which is based on the present value of future cash flows. The fair value measurements are based on significant unobservable inputs that are developed by the Company using estimates and assumptions of the respective market and market penetration of the Company's products.

A substantial portion of the assets acquired from Cangene consisted of intangible assets. The Marketed Products intangible asset includes WinRho® SDF (Rho(D) Immune Globulin Intravenous (Human)) and VARIZIG® (Varicella Zoster Immune Globulin (Human)). The Licensed Products intangible asset includes HepaGam B® (Hepatitis B Immune Globulin Intravenous (Human)) and episil®. The Biodefense intangible asset includes BATTM (Botulism Antitoxin Heptavalent (A, B, C, D, E, F, G)-Equine), AIGIV (Anthrax Immune Globulin Intravenous (Human)) and VIGIV (Vaccinia Immune Globulin Intravenous (Human)). The Contract Manufacturing intangible asset is primarily related to contract manufacturing operations in Baltimore, Maryland.

The Company estimated the fair value of the Marketed, Licensed and Biodefense Product intangible assets using the income approach with a present value discount rate of 15%, which is based on the estimated weighted-average cost of capital for companies with profiles substantially similar to that of Cangene. This is comparable to the estimated internal rate of return for the acquisition and represents the rate that market participants would use to value these intangible assets. The projected cash flows from these Marketed, Licensed and Biodefense Product intangible assets were based on key assumptions including: estimates of revenues and operating profits; the life of the potential commercialized product and associated risks; and risks related to the viability of and potential alternative treatments in any future target markets.

The Company estimated the fair value of the Contract Manufacturing intangible asset using the income approach with a present value discount rate of 15%, which is based on the estimated weighted-average cost of capital for companies with profiles substantially similar to that of Cangene. This is comparable to the estimated internal rate of return for the acquisition and represents the rate that market participants would use to value this intangible asset. The projected cash flows from the Contract Manufacturing intangible asset was based on key assumptions including: estimates of revenues and operating profits; and viability of attaining/maintaining future third-party manufacturing relationships with the Company's customers.

The Company estimated the fair value of the Corporate Trade Name intangible asset using the relief of royalty method with a present value discount rate of 15%, which is based on the estimated weighted-average cost of capital for companies with profiles substantially similar to that of Cangene. This is comparable to the estimated internal rate of return for the acquisition and represents the rate that market participants would use to value this intangible asset.

The weighted average amortization period of the intangible assets is 116 months. For the three months ended March 31, 2014, the Company recorded amortization expense of $450,000 for intangible assets acquired from Cangene,  which has been recorded in cost of product sales and contract manufacturing.  Amortization expense of $237,000 and $213,000 was recorded within the Biosciences and Biodefense segments, respectively.

Intangible assets associated with in-process research and development ("IPR&D") acquired from Cangene relate to the IXinity product candidate. Management determined that the estimated acquisition-date fair value of intangible assets related to IPR&D was $8.5 million. The estimated fair value was determined using the income approach, which discounts expected future cash flows to present value. The Company estimated the fair value using a present value discount rate of 16%, which is based on the estimated weighted-average cost of capital for companies with profiles substantially similar to that of Cangene. This is comparable to the estimated internal rate of return for the acquisition and represents the rate that market participants would use to value the IPR&D. The projected cash flows from the IPR&D projects were based on key assumptions including: estimates of revenues and operating profits related to each project considering its stage of development on the acquisition date; the time and resources needed to complete the development and approval of the product candidate; the life of the potential commercialized product and associated risks, including the inherent difficulties and uncertainties in developing a product candidate such as obtaining marketing approval from the FDA and other regulatory agencies; and risks related to the viability of and potential alternative treatments in any future target markets. IPR&D assets are considered to be indefinite-lived until the completion or abandonment of the associated research and development efforts.

The Company recorded approximately $31.8 million in goodwill related to the Cangene acquisition, representing the purchase price paid in the acquisition that was in excess of the fair value of the tangible and intangible assets acquired. None of the goodwill generated from the Cangene acquisition is expected to be deductible for tax purposes.

The Company has incurred transaction costs related to the Cangene acquisition of approximately $3.7 million for the three months ended March 31, 2014, which has been recorded in selling, general and administrative expenses within the Company's Biosciences segment. The Company has incurred to date a total of $7.0 million through March 31, 2014 in transaction costs associated with the Cangene acquisition, of which $3.3 million was incurred in 2013.

From the date of the acquisition to March 31, 2014, the Company has recognized revenues of $10.6 million and a net loss attributable to Emergent BioSolutions Inc. of $2.9 million from the operations of the acquired entity.

The following pro forma information is presented as if the acquisition had occurred on January 1, 2013, and combines the historical results of operations of the Company and Cangene for the periods ended March 31, 2014 and 2013.

	March 31,
(in thousands)	2014	2013
Pro forma revenue	$81,363	$69,023
Pro forma net loss	$(21,730)	$(17,227)

        Healthcare Protective Products Division

On August 1, 2013, the Company acquired substantially all of the assets of the HPPD, a division of Bracco Diagnostics Inc. ("Bracco"), for $25.9 million in cash along with contingent purchase consideration obligations to Bracco. The assets acquired in this acquisition include HPPD's product, RSDL, and a majority of the customer and distributor agreements associated with RSDL along with $1.5 million of manufacturing equipment. In addition, the Company assumed a $1.5 million liability associated with the Canadian Technology Development Fund. The acquisition diversifies the Biodefense segment by adding product sales from RSDL.

The contingent purchase consideration obligation due to Bracco is based on a percentage of RSDL net sales, ranging from 5-10%, for the period August 1, 2013 through July 31, 2028. At August 1, 2013, the contingent purchase consideration obligation was recorded at a fair value of $16.2 million. The Level 3 fair value of this obligation is based on management's assessment of the potential future realization of the contingent purchase consideration payments. This assessment is based on inputs that have no observable market. The obligation is measured using the income approach (a discounted cash flow model).

The total purchase price is summarized below:

(in thousands)
Amount of cash paid to Bracco Diagnostics Inc.	$25,873
Fair value of contigent purchase consideration	16,232
Total purchase price	$42,105

The table below summarizes the allocation of the purchase price based upon fair values of assets acquired and liabilities assumed at August 1, 2013.

(in thousands)
Acquired intangible assets	$32,099
Goodwill	9,916
Acquired equipment	1,543
Other	11
Assumed liabilities	(1,464)
Total purchase price	$42,105

A substantial portion of the assets acquired from Bracco consisted of intangible assets associated with the RSDL product.  As of the date of acquisition, the Company has recorded intangible assets of approximately $28.6 million related to RSDL, which is being amortized over 8 years, and $3.5 million related to a manufacturing agreement with Bracco, which is being amortized over 3 years. For the three months ended March 31, 2014, the Company recorded $1.2 million amortization expense for intangible assets acquired from Bracco which was recorded in cost of product sales and contract manufacturing within the Company's Biodefense segment. The weighted average remaining amortization period for the intangible assets is 83 months.

The Company recorded approximately $9.9 million in goodwill related to the HPPD acquisition representing the purchase price paid in the acquisition in excess of the fair value of the tangible and intangible assets acquired. This goodwill is included in the Company's biodefense segment. None of the goodwill generated from the HPPD acquisition is expected to be deductible for tax purposes.

The Company has determined the historical results of HPPD were not significant to the Company's results of operations, and as such no proforma disclosures have been presented.

3. Fair value measurements

  The following table represents the Company's fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis:

	At March 31, 2014
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment in money market funds (1)	$23,293	$-	$-	$23,293
Total assets	$23,293	$-	$-	$23,293

Liabilities:
Contingent purchase consideration	$-	$-	$22,320	$22,320
Total liabilities	$-	$-	$22,320	$22,320

	At Decembr 31, 2013
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment in money market funds (1)	$37,701	$-	$-	$37,701
Total assets	$37,701	$-	$-	$37,701

Liabilities:
Contingent purchase consideration	$-	$-	$16,619	$16,619
Total liabilities	$-	$-	$16,619	$16,619

(1) Included in cash and cash equivalents in accompanying consolidated balance sheets.

As of March 31, 2014 and 2013, the Company did not have any transfers between Level 1 and Level 2 assets or liabilities.

The fair value of contingent purchase consideration obligations are based on management's assessment of changes as a result of adjustments to the discount rates and updates in the assumed and actual achievement of net sales for RSDL, HepaGam B and episil, which are inputs that have no observable market (Level 3). For the three months ended March 31, 2014, the contingent purchase consideration obligation increased by $412,000, primarily due to an adjustment to the actual and expected timing of RSDL, HepaGam B and episil sales. This increase resulted in a charge that is classified in the Company's statement of operations as cost of product sales and contract manufacturing.

The following table is a reconciliation of the beginning and ending balance of the liabilities measured at fair value using significant unobservable inputs (Level 3) during the three months ended March 31, 2014.
(in thousands)
Balance at December 31, 2013	$16,619
Expense (income) included in earnings	412
Settlements	(487)
Purchases, sales and issuances	5,776
Transfers in/(out) of Level 3	-
Balance at March 31, 2014	$22,320

Separate disclosure is required for assets and liabilities measured at fair value on a recurring basis, as documented above, from those measured at fair value on a nonrecurring basis. As of March 31, 2013 the Company had no assets or liabilities that were measured at fair value on a nonrecurring basis.

4. Inventories

Inventories consist of the following:

	March 31,	December 31,
(in thousands)	2014	2013
Raw materials and supplies	$18,335	$2,656
Work-in-process	33,666	9,819
Finished goods	19,267	2,168
Total inventories	$71,268	$14,643

5. Intangible assets, in-process research and development and goodwill

As of March 31, 2014, the Company had $50.3 million of IPR&D assets, which are included in the Biosciences business segment. This includes $41.8 million related to the Company's otlertuzumab product candidate and $8.5 million related to the Company's IXinity product candidate.

Intangible assets consist of the following:
		Manufacturing	Corporate	Marketed	Licensed	Biodefense	Contract
(in thousands)	RSDL	Agreement	Tradename	Products	Products	Products	Manufacturing	Total
Cost basis
Balance at December 31, 2013	$28,621	$3,478	$-	$-	$-	$-	$-	$32,099
Additions	-	-	2,800	8,300	3,300	20,400	5,600	40,400
Balance at March 31, 2014	$28,621	$3,478	$2,800	$8,300	$3,300	20,400	$5,600	$72,499

Accumulated amortization
Balance at December 31, 2013	$(1,468)	$(483)	$-	$-	$-	$-	$-	$(1,951)
Amortization	(880)	(290)	(58)	(87)	(34)	(213)	(58)	(1,620)
Balance at March 31, 2014	$(2,348)	$(773)	$(58)	$(87)	$(34)	$(213)	$(58)	$(3,571)

Net book value at March 31, 2014	$26,273	$2,705	$2,742	$8,213	$3,266	$20,187	5,542	$68,928

Goodwill consists of the following:

(in thousands)	Total
Cost basis
Balance at December 31, 2013	$13,954
Additions	33,234
Balance at March 31, 2014	$47,188

6. Long-term debt

On January 29, 2014, the Company issued $250.0 million aggregate principal amount of 2.875% Convertible Senior Notes due 2021 (the "Notes"). The Notes bear interest at a rate of 2.875% per year, payable semi-annually in arrears on January 15 and July 15 of each year, commencing July 15, 2014. The Notes mature on January 15, 2021, unless earlier purchased by the Company, redeemed or converted. The conversion rate is equal to 30.8821 shares of common stock per $1,000 principal amount of notes (which is equivalent to an initial conversion price of approximately $32.38 per share of common stock). The conversion rate will be subject to adjustment upon the occurrence of certain specified events but will not be adjusted for accrued and unpaid interest. The Company incurred approximately $8.3 million in debt issuance costs associated with the Notes which has been capitalized on the consolidated balance sheets and is being amortized over seven years.

On December 11, 2013, the Company entered into a senior secured credit agreement (the "Credit Agreement") with three lending financial institutions (the "Lenders"), led by Bank of America, N.A., as administrative agent. The Credit Agreement originally provided for a revolving credit facility of up to $100 million through December 11, 2018 (or such earlier date required by the terms of the Credit Agreement) and a term loan facility of up to $125 million to be drawn in full, if at all, on or prior to March 31, 2014. In connection with the Credit Agreement, the Company borrowed $62.0 million under the revolving credit facility primarily to repay obligations under existing loan agreements. On January 29, 2014, in connection with the Company's issuance of the Notes, the unused $125 million term loan portion of the Credit Agreement terminated automatically in accordance with the terms of the Credit Agreement. In addition, following the closing of the Notes offering, we repaid the $62.0 million outstanding indebtedness under the revolving credit facility, which restored the full $100 million revolving credit capacity under this facility. In addition, the Company expensed $1.8 million of debt issuance cost associated with the term loan facility.  As of March 31, 2014, no amounts were drawn under the revolving credit facility.

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

The Credit Agreement, as amended, contains affirmative and negative covenants customary for financings of this type. Negative covenants in the Credit Agreement limit the Company's ability to, among other things: incur indebtedness (other than the issuance of the Notes) and liens; dispose of assets; make investments including loans, advances or guarantees; and enter into certain mergers or similar transactions. The Credit Agreement also contains financial covenants, tested quarterly and in connection with any triggering events under the Credit Agreement that include the maintenance of: (1) a minimum consolidated debt service coverage ratio of 2.50 to 1.00, (2) a maximum consolidated leverage ratio for the period ending on or prior to September 30, 2014 of 4.00 to 1.00, for the measurement period ending December 31, 2014 of 3.75 to 1.00, and thereafter of 3.50 to 1.00, (3) a maximum consolidated senior leverage ratio of 2.00 to 1.00 (when no term loan is outstanding) and (4) a minimum liquidity requirement of $50 million. Upon the occurrence and continuance of an event of default under the Credit Agreement, the commitments of the lenders to make loans under the Credit Agreement may be terminated (other than commitments to make the term loan, which may only be terminated upon the occurrence and continuance of certain specified defaults) and the Company's payment obligations under the Credit Agreement may be accelerated. The events of default under the Credit Agreement include, among others, subject in some cases to specified cure periods: payment defaults; inaccuracy of representations and warranties in any material respect; defaults in the observance or performance of covenants; bankruptcy and insolvency related defaults; the entry of a final judgment in excess of a threshold amount; change of control; and the invalidity of loan documents relating to the Credit Agreement.

In January 2014, the Company entered into forgiveable loan agreements with the State of Maryland and Montgomery County, Maryland for which the Company received $1.0 million. The proceeds of the forgiveable loans were used to reimburse the Company for eligible costs it incurred to relocate and expand its headquarters operations and improve its research and development facility in Maryland, collectively the ("Montgomery County Site"). The principal and accrued interest may be forgiven if specified employment levels are achieved and maintained and at least $15.0 million in project costs are expended at the Montgomery County Site prior to December 2018. If the Company fails to meet the criteria above, it will have to repay all or a portion of the loan.

7.  Equity awards

The following is a summary of stock option award activity under the Second Amended and Restated Emergent BioSolutions Inc., 2006 Stock Incentive Plan (the "2006 Plan") and the Emergent BioSolutions Employee Stock Option Plan (the "2004 Plan"):

	2006 Plan		2004 Plan
	Number of Shares	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2013	3,639,995	$17.01	53,156	$8.86	$23,148,738
Granted	1,013,221	28.09	-	-
Exercised	(483,569)	16.82	-	-
Forfeited	(32,721)	15.93	-	-
Outstanding at March 31, 2014	4,136,926	$19.76	53,156	$8.86	$26,541,184
Exercisable at March 31, 2014	2,164,933	$17.66	53,156	$8.86	$17,357,967

The following is a summary of restricted stock unit award activity under the 2006 Plan:

	Number of Shares	Weighted-Average Grant Price	Aggregate Intrinsic Value
Outstanding at December 31, 2013	792,626	$16.53	$18,246,611
Granted	506,612	28.09
Vested	(298,489)	27.51
Forfeited	(15,462)	15.74
Outstanding at March 31, 2014	985,287	$22.10	$24,898,202

8. Variable interest entities

In July 2008, the Company entered into a collaboration with the University of Oxford ("Oxford") and certain Oxford researchers to advance a vaccine product candidate for tuberculosis, resulting in the formation of the Oxford-Emergent Tuberculosis Consortium ("OETC"). The Company liquidated OETC during the three month period ending March 31, 2014.  In addition, the Company recorded an adjustment related to noncontrolling interest of $453,000 due to the liquidation. This adjustment was recorded as selling, general and administrative expense within the Company's Biosciences segment.

9. Earnings per share

Basic earnings per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed using the if-converted method by dividing net income (loss) (adjusted for interest expense, net of tax, and amortization of debt issuance cost, net of tax, associated with the Company's convertible debt) by the weighted average number of shares of common stock outstanding during the period, adjusted for the potential dilutive effect of other securities if such securities were converted or exercised.

The following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended March 31,
(in thousands, except share and per share data)	2014	2013
Numerator:
Net loss	$(20,236)	$(8,062)
Interest expense applicable to convertible debt, net of tax	-	-
Amortization of debt issuance costs, net of tax	-	-
Adjusted net loss	(20,236)	(8,062)

Denominator:
Weighted-average number of shares—basic	36,854,370	35,968,064
Dilutive securities—equity awards	-	-
Weighted-average number of shares—diluted	36,854,370	35,968,064

Earnings per share-basic	$(0.55)	$(0.22)
Earnings per share-diluted	$(0.55)	$(0.22)

No adjustment to the net loss was computed under the if-converted method as the effect would have been anti-dilutive.  For the three months ended March 31, 2014 and 2013, outstanding stock options to purchase approximately 5.2 million and 5.0 million shares of common stock, respectively, along with 8.1 million shares related to the Company's convertible debt, were excluded from the calculation of diluted earnings per share because of the adjusted net loss incurred for the three months ended March 31, 2014 and 2013 would make these awards anti-dilutive.

10. Segment information

For financial reporting purposes, the Company reports financial information for two business segments: Biodefense and Biosciences. The Company's two business segments, or divisions, engage in business activities for which discrete financial information is reviewed by the chief operating decision maker. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. The Company's reportable segments are business units that offer different products and product candidates and are managed separately because they manufacture and develop distinct products with different manufacturing and development processes.

The Biodefense division is directed to government-sponsored development and supply of countermeasures against potential agents of bioterror or biowarfare and consists of two business units: vaccines and therapeutics, and medical devices. Revenues in this segment are primarily from sales of the Company's FDA-licensed product, BioThrax® (Anthrax Vaccine Adsorbed), to the U.S. government. The Biosciences division is directed to commercial opportunities and primarily targets hematology/oncology, transplantation and infectious diseases, and consists of two business units, therapeutics and vaccines. The "All Other" segment relates to the general operating costs of the Company and includes costs of the centralized services departments, which are not allocated to the other segments, as well as spending on activities that are not classified as Biodefense or Biosciences.

	Reportable Segments
(in thousands)	Biodefense	Biosciences	All Other	Total
Three Months Ended March 31, 2014
External revenue	$47,439	$6,445	$-	$53,884
Net income (loss)	1,412	(19,510)	(2,138)	(20,236)
Three Months Ended March 31, 2013
External revenue	$42,159	$941	$-	$43,100
Net income (loss)	4,610	(11,372)	(1,300)	(8,062)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes and other financial information included elsewhere in this quarterly report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this quarterly report on Form 10-Q, including information with respect to our plans and strategy for our business and financing, includes forward-looking statements that involve risks and uncertainties. You should review the "Special Note Regarding Forward-Looking Statements" and "Risk Factors" sections of this quarterly report on Form 10-Q for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

On February 21, 2014, we acquired Cangene Corporation, or Cangene, for approximately $222 million. As part of the acquisition, we received the following revenue-generating products: BATTM (Botulism Antitoxin Heptavalent (A, B, C, D, E, F, G)-Equine) , AIGIV (Anthrax Immune Globulin Intravenous (Human)) and VIGIV (Vaccinia Immune Globulin Intravenous (Human)) in the Biodefense segment; and WinRho® SDF (Rho(D) Immune Globulin Intravenous (Human)), HepaGam B® (Hepatitis B Immune Globulin Intravenous (Human)), VARIZIG® (Varicella Zoster Immune Globulin (Human)) and episil® in the Biosciences segment.

Our Biodefense division is a specialty pharmaceutical business focused on countermeasures that address Chemical, Biological, Radiological and Nuclear, or CBRN, threats. The U. S. government is the primary purchaser of our Biodefense products, and often provides us with substantial funding for the development of our Biodefense product candidates. Our Biodefense portfolio consists of five revenue-generating products, including BioThrax® (Anthrax Vaccine Adsorbed), the only vaccine approved by the U.S. Food and Drug Administration, or the FDA, for the prevention of anthrax disease, RSDL® (decontamination lotion), BAT, AIGIV and VIGIV, and various investigational stage product candidates. Operations that support this division include manufacturing, regulatory affairs, quality assurance, quality control, international sales and marketing, and domestic government affairs in support of our marketed products, as well as product development and manufacturing infrastructure in support of our investigational stage product candidates.

Our Biosciences division is a specialty pharmaceutical business focused on therapeutics and vaccines in hematology/oncology, transplantation and infectious disease. Our Biosciences portfolio consists of four revenue generating products, including WinRho, HepaGam B, VARIZIG, and episil, as well as various investigational stage product candidates and a contract manufacturing services business, which we acquired in our recent acquisition of Cangene. Operations that support this division include manufacturing, quality, regulatory, medical affairs, and sales and marketing in support of our marketed products, as well as additional product development capabilities in support of our investigational stage product candidates.

Our Biodefense segment has generated net income for each of the last five fiscal years. Over this same time frame, our Biosciences segment has generated revenue through development contracts and collaborative funding, but has not generated any product sales revenues. As a result, our Biosciences segment has incurred a net loss for each of the last five fiscal years.

Product Sales

We have derived substantially all of our historical product sales revenues from BioThrax sales to the U.S. government. We are currently a party to a contract with the Centers for Disease Control and Prevention, or CDC, an operating division of the U.S. Department of Health and Human Services, or HHS, to supply up to 44.75 million doses of BioThrax for placement into the Strategic National Stockpile, or SNS, over a five-year period ending September 30, 2016. We expect that we will continue to derive substantial product sales revenues from our sales of BioThrax to the U.S. government. Our total revenues from BioThrax sales were $24.5 million and $30.4 million for three months ended March 31, 2014 and 2013, respectively. We are focused on increasing sales of BioThrax and RSDL to U.S. government customers, expanding the market for BioThrax and RSDL to other customers domestically and internationally and pursuing label expansions and improvements and increasing sales of the products acquired in our acquisition of Cangene.

Contract Manufacturing

We provide contract manufacturing services, including biopharmaceutical product development and filling services for injectable and other sterile products, as well as process design, technical transfer, manufacturing validations, laboratory support, aseptic filling, lyophilization and accelerated and ongoing stability studies.  We produce finished units of commercial drugs for a variety of customers ranging from small biopharmaceutical companies to major multinationals. We are focused on increasing services to third party biopharmecutical companies, both domestically and internationally.

Contracts and Grants

We seek to advance development of our product candidates through external funding arrangements. We may slow down development programs or place them on hold during periods that are not covered by external funding. In addition, we performed certain ongoing product-related services for which we receive funding. We have received funding from the U.S. government for the following programs:

▪	BioThrax as a post-exposure prophylaxis, or PEP;
▪	NuThrax;
▪	Large-scale manufacturing for BioThrax;
▪	PreviThrax;
▪	BAT;
▪	AIGIV; and
▪	VIGIV.

We continue to actively pursue additional government sponsored development contracts and grants and commercial collaborative relationships. We also encourage both governmental and non-governmental agencies and philanthropic organizations to provide funding or to conduct clinical studies of our product candidates.

Financial Operations Overview

Revenues

We entered into a contract with the CDC effective as of September 30, 2011 to supply up to 44.75 million doses of BioThrax to the CDC over a five-year period. The period of performance under the award is from September 30, 2011 through September 30, 2016. The maximum amount that could be paid to us under the contract is up to $1.25 billion, subject to availability of funding by the U.S. government. To date, the U.S. government has committed approximately $704 million for the procurement of BioThrax doses under this contract. Through March 31, 2014, we have delivered and, upon CDC acceptance, recognized revenue on approximately 19 million doses, representing approximately $504 million in revenue under this contract.

We have received contract and grant funding from the National Institute of Allergy and Infectious Diseases, or NIAID, and the Biomedical Advanced Research and Development Authority, or BARDA, for the following development programs:

Development Programs	Funding Source	Award Date	Performance Period
Post-Exposure Prophylaxis indication for BioThrax	BARDA	9/2007	9/2007 — 3/2016
Large-scale manufacturing for BioThrax	BARDA	7/2010	7/2010 — 7/2015
NuThrax	NIAID	7/2010	8/2010 — 8/2014
PreviThrax	BARDA	9/2010	9/2010 — 9/2015
CIADM	BARDA	6/2012	6/2012 — 6/2037
BAT	BARDA	1/2003	1/2003 — 1/2015
BAT	BARDA	5/2006	5/2006 — 5/2018
AIGIV	BARDA	9/2005	9/2005 — 4/2021
AIGIV	BARDA	9/2002	9/2002 — 12/2015
AIGIV	BARDA	9/2013	9/2013 — 9/2018
VIGIV	BARDA	8/2012	8/2012 — 2/2015

Our revenue, operating results and profitability have varied, and we expect they will continue to vary on a quarterly basis, primarily due to the timing of sales of our products and timing of reimbursement under our contracts and grants.

Cost of Product Sales

The primary expense that we incur to deliver our vaccines and therapeutics to our customers is manufacturing cost, consisting of fixed and variable costs. Variable manufacturing costs consist primarily of costs for materials and personnel-related expenses for direct and indirect manufacturing support staff, contract manufacturing and filling operations, and sales-based royalties. Fixed manufacturing costs include facilities, utilities and amortization of intangible assets. We determine the cost of product sales for products sold during a reporting period based on the average manufacturing cost per unit in the period those units were manufactured. In addition to the fixed and variable manufacturing costs described above, the cost of product sales depends on utilization of available manufacturing capacity.

The primary expense that we incur to deliver our medical device, RSDL, to our customers is the cost per unit of production from our third-party contract manufacturer. Other associated expenses include sales-based royalties, amortization of intangible assets, shipping, logistics and the cost of support functions.

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

We intend to focus our product development efforts on promising late-stage candidates that we believe satisfy well-defined criteria and seek to utilize collaborations or non-dilutive funding. We plan to seek funding for development activities from external sources and third parties, such as governments and non-governmental organizations. We expect that our research and development spending will be dependent upon such factors as the results from our clinical trials, the availability of reimbursement of research and development spending, the number of product candidates under development, the size, structure and duration of any follow-on clinical programs that we may initiate, the costs associated with manufacturing our product candidates on a large-scale basis for later stage clinical trials, and our ability to use or rely on data generated by government agencies, such as studies involving BioThrax conducted by the CDC.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of personnel-related costs and professional fees in support of our executive, sales and marketing, business development, government affairs, finance, accounting, information technology, legal and human resource functions. Other costs include facility costs not otherwise included in cost of product sales and contract manufacturing or research and development expense.

In-process Research and Development

Intangible assets associated with in-process research and development, or IPR&D, acquired from Cangene related to the IXinity product candidate. As part of the preliminary purchase price allocation with respect to the Cangene acquisition, management determined that the estimated acquisition-date fair value related to IPR&D was $8.5 million. The estimated fair value was determined using the income approach, which discounts expected future cash flows to present value.  We estimated the fair value using a present value discount rate of 16%, which is based on the estimated weighted-average cost of capital for companies with profiles substantially similar to that of Cangene. This is comparable to the estimated internal rate of return for the acquisition and represents the rate that market participants would use to value the IPR&D. The projected cash flows from the IPR&D projects were based on key assumptions including: estimates of revenues and operating profits related to each project considering its stage of development on the acquisition date; the time and resources needed to complete the development and approval of the product candidate; the life of the potential commercialized product and associated risks, including the inherent difficulties and uncertainties in developing a product candidate such as obtaining marketing approval from the FDA and other regulatory agencies; and risks related to the viability of and potential alternative treatments in any future target markets. IPR&D assets will be considered to be indefinite-lived until the completion or abandonment of the associated research and development efforts.

Inventory Step-up

As part of the preliminary purchase price allocation with respect to the Cangene acquisition, management determined that acquired inventory includes a $6.2 million adjustment to record inventory at fair value, referred to as a step-up adjustment. The $6.2 million step-up was estimated to be amortized through cost of product sales and contract manufacturing over the next five years based on estimated inventory turnover, which will increase costs of product sales and contract manufacturing during such period.

Provisions for Rebates, Chargebacks, Administrative Fees and Other

The table below includes a reconciliation of the accounts associated with estimated rebates, chargebacks and other fees:

		Distributor fees,
		Commissions,
		Sales returns
(in thousands)	Rebates	and Discounts	Chargebacks	Total

Balance January 1, 2014	$-	$-	$-	$-
Liabilities assumed from Cangene	246	373	3,321	3,940
Provisions attributed to sales in:
Current period	26	543	835	1,404
Prior periods	-	-	-	-
Payments or credits attributed to sales in:
Current period	-	-	-	-
Prior periods	(26)	(194)	(1,025)	(1,245)
Balance, March 31, 2014	$246	$722	$3,131	$4,099

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. There have been no significant changes to our summary of significant accounting policies, contained in the our Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission, or SEC, during the three months ended March 31, 2014, except for additions to our accounting policy for revenue recognition related to the Cangene acquisition.

Revenue Recognition

We recognize revenues from product sales if four basic criteria have been met:

▪	there is persuasive evidence of an arrangement;
▪	delivery has occurred or title has passed to our customer;
▪	the fee is fixed or determinable; and
▪	collectibility is reasonably assured.

All revenues from product sales are recorded net of applicable allowances for sales returns, rebates, special promotional programs, and discounts. We estimate allowances for deductions from revenue using a combination of information received from third parties including market data, inventory reports from major wholesalers, historical information and analysis. These estimates are subject to the inherent limitations of estimates that rely on third-party data, as certain third-party information may itself rely on estimates and reflect other limitations. Provisions for estimated rebates and other allowances, such as discounts and promotional and other credits, are estimated based on historical payment experience, historical relationship to revenues, estimated customer inventory levels and contract terms, and actual discounts offered. Management believes that such provisions are determinable because of the limited number of assumptions involved and the consistency of historical experience.

We market and sell our Biosciences products through commercial wholesalers (direct customers) who purchase the products at a price referred to as the wholesale acquisition cost, or WAC. Additionally, we enter into agreements with indirect customers for a contracted price that is less than the WAC. The indirect customers, such as group-purchasing organizations, physician practice-management groups and hospitals, purchase the Company's products from the wholesalers. Under these agreements with the wholesalers, we guarantee that it will credit them for the difference between the WAC and the indirect customers' contracted price. This credit is referred to as a chargeback. Wholesalers provide detailed information regarding indirect customer purchases as part of the justification for their credit request. Once received by us, these requests are standardized and tracked within a software system that adjudicates and reconciles all indirect claims coming from wholesalers. The database with these claims is used for historical trending and estimating future indirect sales, which are used to estimate accruals. Adjustments to these provisions are made periodically to reflect new facts and circumstances that may indicate that historical experience may not be indicative of current and/or future results. We make subjective judgments primarily based on its evaluation of current market conditions and trade inventory levels related to the products. This evaluation may result in an increase or decrease in the experience rate that is applied to current and future sales, or as an adjustment to past sales, or both. We estimate allowances for revenue- reducing obligations such as rebates, special promotional programs, and discounts, using a combination of historical trends, contractual obligations and information received from third parties. The accuracy of these estimates is dependent upon the inherent limitations of extrapolating estimates from historical trends and upon the quality of the third-party information.

Results of Operations

Quarter Ended March 31, 2014 Compared to Quarter Ended March 31, 2013

Revenues

Product sales revenues increased by $5.4 million, or 18%, to $35.8 million for the three months ended March 31, 2014 from $30.4 million for the three months ended March 31, 2013. Product revenue is as follows:

▪	BioThrax - $24.5 million for 2014 as compared to $30.4 million for 2013;
▪	RSDL (acquired in August 2013) - $7.5 million for 2014;
▪	WinRho (acquired in February 2014) - $1.7 million;
▪	HepaGam (acquired in February 2014) - $1.3 million;
▪	BAT (acquired in February 2014) - $434,000; and
▪	other products (acquired in February 2014) - $270,000.

The decrease in BioThrax sales was primarily due to a 20% decrease in the number of doses of BioThrax delivered, attributable to the timing of deliveries to the SNS.

Contract manufacturing revenue was $2.7 million for the three months ended March 31, 2014. Contract manufacturing (which we acquired in February 2014) revenues primarily consists of contract services to third parties and the U.S. government.

   Contracts and grants revenues increased by $2.7 million, or 21%, to $15.4 million for the three months ended March 31, 2014 from $12.7 million for the three months ended March 31, 2013. The increase in contracts and grants revenues was primarily due to the following:

▪	a payment of $1.9 million received in 2014 for our PEP indication for BioThrax related to the progress of development activities;
▪	development funding of $3.1 million for BAT (which we acquired in February 2014);
▪	increased revenue related to the establishment of our CIADM, an increase of $1.1 million from 2013; and
▪	decreased revenue of $3.4 million for our large scale manufacturing of BioThrax and PreviThrax, due to the timing of development efforts.

Cost of Product Sales and Contract Manufacturing

Cost of product sales and contract manufacturing increased by $13.3 million to $19.0 million for the three months ended March 31, 2014 from $5.7 million for the three months ended March 31, 2013. The increase was primarily attributable to the following:

▪	increase of $1.9 million related to BioThrax;
▪	RSDL (acquired in August 2013) - $4.5 million for 2014; and
▪	product and contract manufacturing costs associated with Cangene sales (acquired in February 2014) - $6.9 million for 2014.

The increase in cost of sales associated with BioThrax was attributable to an increase in the costs per dose associated with lower production yields in the period in which the doses sold during the three months ended March 31, 2014 were produced, along with a lower cost per dose in the three months ended March 31, 2013 associated with an adjustment to certain BioThrax testing specifications that allowed us to sell doses for which the related costs were previously expensed.

Research and Development Expenses

Research and development expenses decreased by $468,000, or 2%, to $30.3 million for the three months ended March 31, 2014 from $30.7 million for the three months ended March 31, 2013. This decrease primarily reflects lower contract service costs, and includes decreased expenses of $38,000 for product candidates and manufacturing development categorized in the Biodefense segment, decreased expenses of $275,000 for product candidates and technology platform development activities categorized in the Biosciences segment and decreased expenses of $155,000 in other research and development, which are in support of central research and development activities. Net of development contract and grant reimbursements along with the net loss attributable to noncontrolling interests, we incurred research and development expenses of $14.9 million and $17.2 million, respectively, during three months ended March 31, 2014 and 2013.

Our principal research and development expenses for the three months ended March 31, 2014 and 2013 are shown in the following table:

	Three Months ended
	March 31,
(in thousands)	2014	2013
Biodefense:
Large-scale manufacturing for BioThrax	$3,484	$4,726
BioThrax related programs	2,327	2,793
PreviThrax	2,530	4,238
NuThrax	2,407	2,248
Botulinum Antitoxin	646	-
Anthrax Immune Globulin	700	-
Other Biodefense	3,561	1,688
Total biodefense	15,655	15,693
Biosciences:
Tuberculosis vaccine	-	3,906
otlertuzumab (formerly TRU-016)	3,245	4,627
ES414 (formerly T-Scorp)	4,499	2,032
IXinity	1,247	-
Other biosciences	3,837	2,538
Total biosciences	12,828	13,103
Other	1,773	1,928
Total	$30,256	$30,724

The decrease in spending for our large-scale manufacturing for BioThrax was primarily due to the timing of manufacturing development activities. The decrease in spending for BioThrax related programs was primarily related to the timing of clinical studies to support applications for label expansion for BioThrax. The decrease in spending for PreviThrax was primarily due to the timing of model optimization and non-clinical studies. The increase in spending for NuThrax was primarily due to the timing of clinical trial activities. The spending for our Botulinum Antitoxin program (which we acquired from Cangene) was primarily due to stability testing. The spending for our Anthrax Immune Globulin program (which we acquired from Cangene) was due to stability testing.  The increase in spending for our other Biodefense activities was primarily due to increased spending related to manufacturing development.

The spending for our tuberculosis vaccine product candidate during 2013 was for manufacturing development activities. The decrease in spending for our otlertuzumab (formerly TRU-016) product candidate was primarily related to the timing of clinical trial activities. The increase in spending for our ES414 (formerly T-Scorp) product candidate was primarily due to manufacturing development. The spending for our IXinity product candidate in 2014 was primarily for clinical trial activities. The increase in spending for our other Biosciences activities was primarily due to increased costs associated with the development of platform technologies and for programs acquired in our acquisition of Cangene.

The spending for other research and development activities was primarily due to centralized research and development activities not attributable to product candidates.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $10.1 million, or 50%, to $30.1 million for the three months ended March 31, 2014 from $20.0 million for the three months ended March 31, 2013. This increase included increased spending for transaction costs of $4.2 million associated with the acquisition and integration of Cangene, which we acquired in February 2014, along with additional post-acquisiton selling, general and administrative costs of $4.0 million associated with the operations of Cangene and in support of RSDL.

Selling, general and administrative expenses attributable to the Biodefense segment increased by $2.9 million, or 21%, to $16.9 million during the three months ended March 31, 2014 from $14.0 million during the three months ended March 31, 2013. Selling, general and administrative expenses related to our Biosciences segment increased by $7.1 million, or 118%, to $13.2 million for the three months ended March 31, 2014 from $6.1 million for the three months ended March 31, 2014. The increase in the Biosciences selling, general and administrative expense was due to professional services to support due diligence along with other acquisition-related activities and post-acquisition operations associated with our acquisition of Cangene.

Total Other Income (Expense)

Total net other income (expense) decreased by $3.0 million to a net other expense of $3.0 million for the three months ended March 31, 2014, from a net other income of $29,000 for the three months ended March 31, 2013. The decrease was primarily due to interest expense from our 2.875% Convertible Senior Notes due 2021, or the Notes, of $1.3 million that was not capitalized in 2014 and $1.8 million of costs associated with the termination of our $125 million term loan facility.

Income Taxes

Benefit from income taxes increased by $3.7 million, or 82%, to $8.2 million for the three months ended March 31, 2014 from $4.5 million for the three months ended March 31, 2013. The increase in the benefit from income taxes is primarily due to the $15.9 million increase in our loss before benefit from income taxes and the loss attributable to noncontrolling interests.

Net Loss Attributable to Noncontrolling Interest

Net loss attributable to noncontrolling interest decreased to $0 in 2014 from $743,000 for 2013. The decrease resulted from the liquidation of our noncontrolling interest in the Oxford Emergent Tuberculosis Consortium during the three months ended March 31, 2014.

Liquidity and Capital Resources

Sources of Liquidity

We have funded our cash requirements from inception through March 31, 2014 principally with a combination of revenues from BioThrax product sales, debt financings, development funding from government entities and non-government and philanthropic organizations and collaborative partners, and the net proceeds from our initial public offering and the sale of our common stock upon exercise of stock options. We have operated profitably for each of the five years ended December 31, 2013.

As of March 31, 2014, we had cash and cash equivalents of $160.2 million. Additionally, at March 31, 2014, our accounts receivable balance was $62.9 million.

Cash Flows

The following table provides information regarding our cash flows for the three months ended March 31, 2014 and 2013:

	Three Months ended March 31,
(in thousands)	2014	2013
Net cash provided by (used in):
Operating activities(1)	$(29,240)	$(4,744)
Investing activities	(182,757)	(7,679)
Financing activities	192,874	995
Net increase (decrease) in cash and cash equivalents	$(19,123)	$(11,428)

(1) Includes the effect of exchange rates on cash and cash equivalents.

Net cash used in operating activities of $29.2 million for the three months ended March 31, 2014 was primarily due to our net loss attributable to Emergent BioSolutions Inc. of $20.2 million, a decrease in income taxes of $11.8 million related to timing differences, a decrease in accrued compensation of $8.7 million primarily related to the payment of 2013 bonuses and a decrease in accounts payable of $10.7 million, primarily due to acquisition related activities, partially offset by a decrease in accounts receivable of $17.6 million related to the timing of collection of amounts billed primarily to the CDC.

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

Net cash used in investing activities of $182.8 million for the three months ended March 31, 2014 was primarily due to the acquisition of Cangene for $178.2 million, which is net of $43.6 million of acquired cash, and capital expenditures of $4.6 million for infrastructure and equipment investments.

Net cash used in investing activities of $7.7 million for the three months ended March 31, 2013 was primarily due to capital expenditures, and includes construction and renovation of facilities at our Lansing, Michigan campus, and costs of other infrastructure and equipment investments.

Net cash provided by financing activities of $192.9 million for the three months ended March 31, 2014 was primarily due to proceeds from long-term indebtedness of $251 million, of which $241.7 million (net of $8.3 million of transaction costs) was from our Notes, $8.1 million in proceeds from the issuance of common stock pursuant to employee equity plans and $4.6 million in excess tax benefits from the exercise of stock options, partially offset by a principal payment on indebtedness of $62.0 million under our revolving credit facility.

Net cash provided by financing activities of $995,000 for the three months ended March 31, 2013 was primarily due to $1.6 million in excess tax benefits from the exercise of stock options and $504,000 in proceeds from stock option exercises, partially offset by principal payments on indebtedness of $1.1 million.

Contractual Obligations

The following table summarizes our contractual obligations at March 31, 2014:

	Payments due by period
(in thousands)	Total	2014	2015	2017	2018	After 2018
Contractual obligations:
Convertible debt	$250,000	$-	$-	$-	$-	$250,000
Long-term indebtedness including current portion	1,000	-	-	-	-	1,000
Operating lease obligations	3,816	2,880	866	70	-	-
Total contractual obligations	$254,816	$2,880	$866	$70	$-	$251,000

There are a number of uncertainties that we face in the development of new product candidates that prevent us from making a reasonable estimate of the cash obligations under our license agreements. Because of these uncertainties, the preceding table excludes contingent contractual payments that we may become obligated to make under such agreements. These agreements typically provide for the payment of milestone fees upon achievement of specified research, development and commercialization milestones, such as the commencement of clinical trials, the receipt of funding awards, the receipt of regulatory approvals, and the achievement of sales milestones. The amount of contingent contractual milestone payments that we may become obligated to make is variable based on the actual achievement and timing of the applicable milestones and the characteristics of any products or product candidates that are developed, including factors such as number of products or product candidates developed, type and number of components of each product or product candidate, ownership of the various components and the specific markets affected, and the aggregate payments could be as much as approximately $118 million. The success of our efforts to commercialize our product candidates depends on many factors, including those set forth in "Risk Factors—Our business depends on our success in developing and commercializing our product candidates. If we are unable to commercialize these product candidates, or experience significant delays or unanticipated costs in doing so, our business would be materially affected." and is highly uncertain. Even if these efforts are successful, the timing of success is highly unpredictable and variable. The same is true for any contingent contractual royalty payments that we may be obligated to make upon successful commercialization of these product candidates. We do not expect that any such payments would have an adverse effect on our financial position, operations and capital resources because, if payable, we expect that the benefits associated with the achievement of the relevant milestones or the achievement of revenue would offset the burden of making these payments. We are not obligated to pay any minimum royalties under our existing contracts. Deferred income taxes and liabilities for unrecognized income tax benefits are excluded from the above table since they are not contractually fixed as to timing and amount

Debt Financing

On January 29, 2014, we issued $250.0 million aggregate principal amount of Notes. The Notes bear interest at a rate of 2.875% per year, payable semi-annually in arrears on January 15 and July 15 of each year, commencing July 15, 2014. The Notes mature on January 15, 2021, unless earlier purchased by us, redeemed or converted. The conversion rate will initially equal 30.8821 shares of common stock per $1,000 principal amount of notes, which is equivalent to an initial conversion price of approximately $32.38 per share of common stock. The conversion rate will be subject to adjustment upon the occurrence of certain specified events but will not be adjusted for accrued and unpaid interest.

On December 11, 2013, we entered into a senior secured credit agreement, or the Credit Agreement, with three lending financial institutions, or the Lenders, led by Bank of America, N.A., as administrative agent. The Credit Agreement originally provided for a revolving credit facility of up to $100.0 million through December 11, 2018, or such earlier date required by the terms of the Credit Agreement, and a term loan facility of up to $125.0 million that was to be drawn in full, if at all, on or prior to March 31, 2014. On January 29, 2014, in connection with our issuance of the Notes, the unused $125 million term loan portion of our Credit Agreement terminated automatically in accordance with its terms. As of March 31, 2014, there is no outstanding balance under the revolving credit facility.

Our payment obligations under the Credit Agreement are secured by a lien on substantially all of our assets, including the stock of all of our subsidiaries, and the assets of the subsidiary guarantors, including mortgages over certain of their real properties, including our large-scale vaccine manufacturing facility in Lansing, Michigan and our biodefense facility in Baltimore, Maryland.

The Credit Agreement, as amended, contains affirmative and negative covenants customary for financing of this type. Negative covenants in the Credit Agreement, among other things: limit our ability to incur indebtedness and liens; dispose of assets; make investments including loans, advances or guarantees; and enter into certain mergers or similar transactions. The Credit Agreement also contains financial covenants, tested quarterly and in connection with any triggering events under the Credit Agreement that include the maintenance of: (1) a minimum consolidated debt service coverage ratio of 2.50 to 1.00, (2) a maximum consolidated leverage ratio for the measurements period ending on or prior to September 30, 2014 of 4.00 to 1.00, for the measurement period ending December 31, 2014 of 3.75 to 1.00, and thereafter of 3.50 to 1.00, (3) a maximum consolidated senior leverage ratio of 2.00 to 1.00 (when no term loan is outstanding) and (4) a minimum liquidity requirement of $50.0 million. Upon the occurrence and continuance of an event of default under the Credit Agreement, the commitments of the lenders to make loans under the Credit Agreement may be terminated (other than commitments to make the term loan, which may only be terminated upon the occurrence and continuance of certain specified defaults) and our payment obligations under the Credit Agreement may be accelerated. The events of default under the Credit Agreement include, among others, subject in some cases to specified cure periods: payment defaults; inaccuracy of representations and warranties in any material respect; defaults in the observance or performance of covenants; bankruptcy and insolvency related defaults; the entry of a final judgment in excess of a threshold amount; change of control; and the invalidity of loan documents relating to the Credit Agreement.

In January 2014, we entered into forgiveable loan agreements with the State of Maryland and Montgomery County, Maryland, for which we received $1.0 million. The proceeds of the forgiveable loans were used to reimburse us for eligible costs incurred to relocate and expand our headquarters operations and improve our research and development facility in Maryland, collectively the ("Montgomery County Site"). The principal and accrued interest may be forgiven if specified employment levels are achieved and maintained and at least $15.0 million in project costs are expended at the Montgomery County Site prior to December 2018.  If the we fail to meet the criteria above, we will have to repay all or a portion of the loan.

Funding Requirements

We expect to continue to fund our anticipated operating expenses, capital expenditures and debt service requirements from existing cash and cash equivalents, revenues from product sales, development contract and grant funding, and our revolving credit facility and any other lines of credit we may establish from time to time. There are numerous risks and uncertainties associated with product sales and with the development and commercialization of our product candidates. We may seek additional external financing to provide additional financial flexibility. Our future capital requirements will depend on many factors, including:

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

If our capital resources are insufficient to meet our future capital requirements, we will need to finance our cash needs through public or private equity or debt offerings, bank loans or collaboration and licensing arrangements. We have an effective shelf registration statement on file with the SEC that allows us to issue up to an aggregate of $180 million of equity, debt and certain other types of securities through one or more future offerings. If we raise funds by issuing equity securities, our stockholders may experience dilution. Public or bank debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, pursuing acquisition opportunities or declaring dividends. If we raise funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish valuable rights to our technologies or product candidates or grant licenses on terms that may not be favorable to us.

We are not restricted under the terms of the indenture governing the Notes from incurring additional debt, securing existing or future debt, recapitalizing our debt or taking a number of other actions that are not limited by the terms of the indenture governing our notes that could have the effect of diminishing our ability to make payments on our indebtedness.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2014, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f)) identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act has occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management's assessment and conclusion of the effectiveness of disclosure controls and procedures and internal controls over financial reporting did not include the internal controls related to the operations acquired in the acquisition of the Healthcare Protective Products Division, or HPPD, from Bracco Diagnostics Inc., in August 2013 or the acquisition of Cangene Corporation, or Cangene, in February 2014.  Included in our consolidated financial statements related to the operations of HPPD and Cangene are total assets and net assets of $294.3 million and $69.7 million, respectively, as of March 31, 2014 and $18.1 million and $1.2 million, respectively, of revenues and net loss for the three months ended March 31, 2014 for HPPD and, in the case of Cangene for the period since acquisition through March 31, 2014.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable.

ITEM 1A. RISK FACTORS

You should carefully consider, among other matters, the following risk factors in addition to the other information in this Quarterly Report on Form 10-Q when evaluating our business because these risk factors may have a significant impact on our business, financial condition, operating results or cash flow. If any of the risks described below or in subsequent reports we file with the SEC actually occur, they may materially harm our business, financial condition, operating results or cash flow. Additional risks and uncertainties that we have not yet identified or that we presently consider to be immaterial may also materially harm our business, financial condition, operating results or cash flow.

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

Our principal customer for BioThrax, BAT, AIGIV, VIGIV and RSDL is the U.S. government. We anticipate that the U.S. government will also be a principal customer for other biodefense products that we successfully acquire or develop. Additionally, a significant portion of our revenue comes from U.S. government development contracts and grants. Over its lifetime, a U.S. government program may be implemented through the award of many different individual contracts and subcontracts. The funding for government programs is subject to Congressional appropriations, generally made on a fiscal year basis, even for programs designed to continue for several years. These appropriations can be subject to political considerations and stringent budgetary constraints. For example, sales of BioThrax supplied under our multi-year procurement contract with the CDC are subject to available funding, mostly from annual appropriations. Additionally, our government-funded development contracts typically give the U.S. government the right, exercisable in its sole discretion, to extend these contracts for successive option periods following a base period of performance. The value of the services to be performed during these option periods may constitute the majority of the total value of the underlying contract. For example, the development contract we were awarded in September 2010 for development of PreviThrax consists of an approximately three-year base period of performance valued at approximately $51 million with option periods valued at a total of approximately $59 million. If levels of government expenditures and authorizations for biodefense decrease or shift to programs in areas where we do not offer products or are not developing product candidates, or if the U.S. government otherwise declines to exercise its options under our contracts, our business, revenues and operating results would suffer.

In August 2011, Congress enacted the Budget Control Act of 2011, or BCA, committing the U.S. government to significantly reduce the federal deficit over ten years. The BCA contains provisions commonly referred to as "sequestration" which call for substantial, unspecified automatic federal spending cuts that may continue for a period of ten years. Legislation has been enacted suspending the federal debt ceiling until March 16, 2015. We cannot predict the ultimate outcome of the budget process or federal debt ceiling negotiations or whether such efforts will result in significant funding delays, cancellation of orders or possible default on obligations by the U.S. government, any of which may adversely impact our business and results of operations.

The government contracting process is typically a competitive bidding process and involves risks and requirements that are not present in commercial contracting.

We expect that a significant portion of our near-term business will be under government contracts and grants, which may be awarded through competitive bidding. Competitive bidding for government contracts presents a number of risks and requirements, some of which are not typically present in the commercial contracting process, including:

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

We must comply with numerous laws and regulations relating to the procurement, formation, administration and performance of government contracts. Among the most significant government contracting regulations that affect the business of our Biodefense division are:

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

Some of our current contracts with the U.S. Health & Human Services, or HHS, and the Department of Defense, or DoD, for the procurement of our Biodefense products are fixed price contracts. We expect that our potential future contracts with the U.S. government for our Biodefense products also may be fixed price contracts. Under a fixed price contract, we are required to deliver our products at a fixed price regardless of the actual costs we incur. Estimating costs that are related to performance in accordance with contract specifications is difficult, particularly where the period of performance is over several years. Our failure to anticipate technical problems, estimate costs accurately or control costs during performance of a fixed price contract could reduce the profitability of such a contract or cause a loss, which could harm our operating results and materially reduce our net income.

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

A portion of our revenues from product sales is derived from sales through exclusive distributors in Canada and international markets. For example, in Canada, only two distributors have rights to our WinRho SDF, HepaGam B and VARIZIG products. As a result, we rely on the sales and marketing strength of these distributors and the distribution channels through which they operate for a portion of our revenues. We may not be able to retain these distribution relationships indefinitely and these distributors may not adequately support the sales, marketing and distribution efforts of our products in these significant markets. If third parties do not successfully carry out their contractual duties in maximizing the commercial potential of our products, or if there is a delay or interruption in the distribution of our products, it could negatively impact our revenue from sales of such products.

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

However, NuThrax and PreviThrax are subject to a different regulatory approval pathway. Specifically, because humans are rarely exposed to anthrax toxins under natural conditions, and cannot be intentionally exposed, statistically significant efficacy for these product candidates cannot be demonstrated in humans. Instead, efficacy must be demonstrated, in part, by utilizing animal models before they can be approved for marketing. This is known as the FDA's "Animal Rule." We cannot guarantee that the FDA will permit us to proceed with licensure of NuThrax, PreviThrax or any Biodefense product candidates under the Animal Rule. Even if we are able to proceed pursuant to the Animal Rule, the FDA may decide that our data are insufficient to support approval and require additional preclinical, clinical or other studies, refuse to approve our products, or place restrictions on our ability to commercialize those products. Furthermore, products approved under the Animal Rule are subject to certain additional post-marketing requirements. For example, to the extent feasible and ethical, manufacturers of products approved pursuant to the Animal Rule must conduct post-marketing studies, such as field studies, to verify and describe the drug's clinical benefit and to assess its safety when used as indicated. We cannot guarantee that we will be able to meet this regulatory requirement even if one or more of our product candidates is approved under the Animal Rule.

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

Any vaccine, therapeutic product or medical device for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data, labeling, advertising and promotional activities for such product will be subject to continual requirements of and review by the FDA and other regulatory bodies. Our approved products are subject to these requirements and ongoing review. These requirements include submissions of safety and other post-marketing information and reports, registration requirements, current good manufacturing practices, cGMP, or requirements relating to quality control, quality assurance, restrictions on advertising and promotion, import and export restrictions and recordkeeping requirements. In addition, various state laws require that companies that manufacture and/or distribute drug products within the state obtain and maintain a manufacturer or distributor license, as appropriate. Because of the breadth of these laws, it is possible that some of our business activities could be subject to challenge under one or more of such laws.

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

As we expand our commercialization activities outside of the United States, we will be subject to an increased risk of inadvertently conducting activities in a manner that violates the U.S. Foreign Corrupt Practices Act, or FCPA, the U.K. Bribery Act, Canada's Corruption of Foreign Public Officials Act, or other similar foreign laws, which prohibit corporations and individuals from paying, offering to pay, or authorizing the payment of anything of value to any foreign government official, government staff member, political party, or political candidate in an attempt to obtain or retain business or to otherwise influence a person working in an official capacity. In the course of establishing and expanding our commercial operations and seeking regulatory approvals outside of the United States, we will need to establish and expand business relationships with various third parties and will interact more frequently with foreign officials, including regulatory authorities and physicians employed by state-run healthcare institutions who may be deemed to be foreign officials under the FCPA or similar foreign laws. If our business practices outside the United States are found to be in violation of the FCPA or similar foreign laws, we and our senior management may be subject to significant civil and criminal penalties, potential debarment from public procurement and reputational damage, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

MANUFACTURING RISKS

Our biologic products and product candidates are complex to manufacture and ship, which could cause us to experience delays in product manufacturing or development and resulting delays in revenues.

BioThrax, WinRho SDF, BAT, AIGIV, HepaGam B, VARIZIG, VIGIV and all of our current product candidates, are biologics. Manufacturing biologic products, especially in large quantities, is complex. The products must be made consistently and in compliance with a clearly defined manufacturing process. Problems may arise during manufacturing for a variety of reasons, including problems with raw materials, equipment malfunction and failure to follow specific protocols and procedures. In addition, slight deviations anywhere in the manufacturing process, including obtaining materials, maintaining master seed or cell banks and preventing genetic drift, seed or cell growth, fermentation, filtration, filling, labeling, packaging, storage and shipping, and quality control testing, may result in lot failures or manufacturing shut-down, delays in the release of lots, product recalls, spoilage or regulatory action. Such deviations may require us to revise manufacturing processes or change manufacturers. Additionally, as our equipment ages, it will need to be replaced. Replacement of equipment has the potential to introduce variations in the manufacturing process that may result in lot failures or manufacturing shut-down, delay in the release of lots, product recalls, spoilage or regulatory action. Success rates can also vary dramatically at different stages of the manufacturing process, which can reduce yields and increase costs. From time to time, we may experience deviations in the manufacturing process that may take significant time and resources to resolve and, if unresolved, may affect manufacturing output and could cause us to fail to satisfy customer orders or contractual commitments, lead to a termination of one or more of our contracts, lead to delays in our clinical trials, result in litigation or regulatory action against us or cause the FDA to cease releasing product until the deviations are explained and corrected, any of which could be costly to us, damage our reputation and negatively impact our business.

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

We have constructed Building 55, a large-scale manufacturing facility on our Lansing, Michigan campus for which we received a development contract from BARDA in July 2010 for scale-up, qualification and validation to manufacture BioThrax. Additionally, in 2009, we acquired a facility in Baltimore, Maryland, which we expect to utilize for certain product development or manufacturing projects, including projects performed under a separate development contract from BARDA to establish a Center for Innovation in Advanced Development and Manufacturing. The process for qualifying and validating these facilities may result in unanticipated delays and may cost more than expected due to a number of factors, including regulatory requirements. The costs and time required to comply with cGMP regulations or similar foreign regulatory requirements for sales of our products may be significant. In addition, if we experience delays, we may be in breach of the obligations under our government-funded development contracts. We have experienced such delays in the past and may experience further delays in the future. If our facility licensure activities are delayed, we may not be able to utilize Building 55 to increase our production of BioThrax or manufacture product candidates in our Baltimore facility, which could significantly impact our future revenues.

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

Third-party manufacturers currently supply a significant amount of RSDL and episil pursuant to contractual arrangements. Certain manufacturers currently constitute the sole source for RSDL and episil. For example, E-Z-EM Canada Inc. (dba Therapex) is our sole source manufacturer for RSDL. Because of contractual restraints and the lead-time necessary to obtain FDA approval of a new manufacturer, replacement of any of these manufacturers may be expensive and time consuming and may cause interruptions in our supply of these products to our customers.

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

Our operations involve the use of hazardous materials, including chemicals, bacteria, viruses and radioactive materials, and may produce dangerous waste products. Accordingly, we, along with the third parties that conduct clinical trials on and manufacture our products and product candidates on our behalf are subject to federal, state, local and foreign laws and regulations that govern the use, manufacture, distribution, storage, handling, exposure, disposal and recordkeeping with respect to these materials. Under the Federal Select Agent Program, pursuant to the Public Health Security and Bioterrorism Preparedness and Response Act, we are required to register with and be inspected by the CDC and the Animal and Plant Health Inspection Service if we have in our possession, or if we use or transfer select biological agents or toxins that could pose a threat to public health and safety, to animal or plant health or to animal or plant products. This legislation requires stringent safeguards and security measures for these select agents and toxins, including controlled access and the screening of entities and personnel and establishes a comprehensive national database of registered entities. We are also subject to a variety of environmental and occupational health and safety laws. Compliance with current or future laws and regulations can require significant costs and we could be subject to substantial fines and penalties in the event of noncompliance. In addition, the risk of contamination or injury from these materials cannot be completely eliminated. In such event, we could be held liable for substantial civil damages or costs associated with the cleanup of hazardous materials. From time to time, we have been involved in remediation activities and may be so involved in the future. Any related cost or liability might not be fully covered by insurance, could exceed our resources and could have a material adverse effect on our business. In addition to complying with environmental and occupational health and safety laws, we must comply with special regulations relating to biosafety administered by the CDC, HHS, U.S. Department of Agriculture and the DoD, as well as regulatory authorities in Canada.

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

Clinical trials of product candidates are expensive and time-consuming, and their outcome is uncertain. We must invest substantial amounts of time and financial resources in these trials, which may not yield viable products.

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

For certain of our Biodefense product candidates, we expect to rely on the Animal Rule to obtain approval. The Animal Rule permits, in certain limited circumstances, the use of animal efficacy studies together with human clinical safety and immunogenicity trials, to support an application for marketing approval. For a product approved under the Animal Rule, certain additional post-marketing requirements apply. For example, to the extent feasible and ethical, applicants must conduct post-marketing studies, such as field studies, to verify and describe the drug's clinical benefit and to assess its safety when used as indicated. We have limited experience in the application of these rules to the product candidates that we are developing. It is possible that results from these animal efficacy studies may not be predictive of the actual efficacy of our product candidates in humans. Under the Project BioShield Act of 2004, the Secretary of HHS can contract to purchase countermeasures for the SNS prior to FDA approval of the countermeasure in specified circumstances. Project BioShield also allows the FDA commissioner to authorize the emergency use of medical products that have not yet been approved by the FDA under an Emergency Use Authorization, or EUA. If our Biodefense product candidates are not selected under this Project BioShield authority, they generally will have to be approved by the FDA through traditional regulatory mechanisms.

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

Our business strategy includes growing our business through acquisition and in-licensing transactions. We may not be successful in identifying, effectively evaluating, acquiring or in-licensing, and developing and commercializing additional products on favorable terms, or at all. Competition for attractive product opportunities is intense and may require us to devote substantial resources, both managerial and financial, to an acquisition opportunity. A number of more established companies are also pursuing strategies to acquire or in-license products in the vaccine and therapeutic field. These companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities.

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

For each of our product candidates, including otlertuzumab (Humanized Anti-CD37 therapeutic) (formerly known as TRU-016), we plan to evaluate the merits of entering into collaboration arrangements with leading biopharmaceutical companies or non-governmental organizations. We expect to selectively pursue collaboration arrangements with collaborators that have particular technology, expertise or resources for the development or commercialization of our product candidates or for accessing particular markets. We face, and will continue to face, significant competition in seeking appropriate partners for our product candidates. If we are unable to identify partners whose capabilities complement and integrate well with ours and reach collaboration arrangements with such partners on acceptable terms, or if the arrangements we establish are unproductive for us, we may fail to meet our business objectives for the particular product candidate.

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

As of April 30, 2014, our total consolidated indebtedness was $251 million, including $250 million of our obligations under our senior convertible notes. Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the senior convertible notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

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

In addition to our current debt, we also have a senior secured revolving credit facility with available capacity of up to $100 million effective until December 11, 2018 (or such earlier date to the extent required by the terms of this facility). We may seek additional debt financing to support our ongoing activities or to provide additional financial flexibility. Debt financing could have significant adverse consequences for our business, including:

▪	requiring us to dedicate a substantial portion of any cash flow from operations to payment on our debt, which would reduce the amounts available to fund other corporate intitiatives;
▪	increasing the amount of interest that we have to pay on debt with variable interest rates, if market rates of interest increase;
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

As of March 31, 2014, we had approximately $223 million of cash, cash equivalents and accounts receivable. Our future capital requirements will depend on many factors, including, among others:

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

Although we have been profitable for each of the last five fiscal years, we have not been profitable for every quarter during that time. For example, we incurred a net loss in the first quarters of 2014, 2013 and 2012. Our profitability has been substantially dependent on BioThrax product sales, which historically have fluctuated significantly from quarter to quarter, and we expect that they will continue to fluctuate significantly based primarily on the timing of our fulfillment of orders from the U.S. government. Additionally, our profitability may be adversely affected as we progress through various stages of ongoing or planned clinical trials for our product candidates. We may not be able to achieve consistent profitability on a quarterly basis or sustain or increase profitability on an annual basis.

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

      We currently have product liability insurance with coverage up to a $30 million annual aggregate limit with a deductible of $75,000 per claim up to $375,000 in the aggregate for our non-Cangene products. Our products acquired from Cangene currently have product liability insurance with coverage up to a C$20 million annual aggregate limit with a deductible of C$250,000 per claim. The amount of insurance that we currently hold may not be adequate to cover all liabilities that may occur. Further product liability insurance may be difficult and expensive to obtain. We may not be able to maintain insurance coverage at a reasonable cost and we may not be able to obtain insurance coverage that will be adequate to satisfy all potential liabilities. For example, we may not have sufficient insurance against potential liabilities associated with a possible large scale deployment of BioThrax as a countermeasure to a bioterrorism threat. We rely on PREP Act protection for BioThrax, BAT, AIGIV and VIGIV and SAFETY Act protection for BioThrax and RSDL in addition to our insurance coverage to help mitigate our product liability exposure for these products. Claims or losses in excess of our product liability insurance coverage could have a material adverse effect on our business, financial condition and results of operations.

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

Mr. El-Hibri has the ability to significantly influence the election of the members of our Board of Directors due to his significant beneficial ownership of our common stock. As of April 30, 2014, Mr. El-Hibri was the beneficial owner of approximately 16% of our outstanding common stock. Because of Mr. El-Hibri's significant beneficial ownership of our common stock, Mr. El-Hibri also has the ability to delay or prevent a change of control of us that may be favored by other directors or stockholders and otherwise exercise substantial control over all corporate actions requiring board or stockholder approval, including any amendment of our certificate of incorporation or by-laws. The control by Mr. El-Hibri may prevent other stockholders from influencing significant corporate decisions. In addition, Mr. El-Hibri's significant beneficial ownership of our shares could present the potential for a conflict of interest.

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

The affirmative vote of holders of our capital stock representing at least 75% of the voting power of all outstanding stock entitled to vote is required to amend or repeal the above provisions of our certificate of inCompany. The affirmative vote of either a majority of the directors present at a meeting of our Board of Directors or holders of our capital stock representing at least 75% of the voting power of all outstanding stock entitled to vote is required to amend or repeal our by-laws.

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

Our stock price has been, and is likely to continue to be, volatile. The market price of our common stock could fluctuate significantly for many reasons, including in response to the risks described in this "Risk Factors" section, or for reasons unrelated to our operations, such as reports by industry analysts, investor perceptions or negative announcements by our customers, competitors or suppliers regarding their own performance, as well as industry conditions and general financial, economic and political instability. From November 15, 2006, when our common stock first began trading on the New York Stock Exchange, through April 30, 2014, our common stock has traded as high as $28.48 per share and as low as $4.40 per share. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price of our common stock may be influenced by many factors, including, among others:

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales or the perception in the market that the holders of a large number of shares intend to sell shares could reduce the market price of our common stock. Moreover, holders of an aggregate of approximately 6 million shares of our common stock outstanding as of April 30, 2014, have the right to require us to register these shares of common stock under specified circumstances. In 2012, the SEC declared effective our shelf registration statement that included registration of up to 3 million of these shares to be sold by these holders from time to time.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

Not applicable.

Use of Proceeds

Not applicable.

Purchases of Equity Securities

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.   MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

On March 27, 2014, in anticipation of the relocation of our headquarters to our purchased property at 400 Professional Drive, Gaithersburg, Maryland, we provided a notice of termination of our lease agreement with Brandywine Research LLC, effective January 31, 2015, with respect to our current Rockville, Maryland headquarters. In accordance with the terms of the lease agreement, we paid Brandywine an early termination payment of $436,570.

ITEM 6. EXHIBITS

The exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index immediately preceding the exhibits hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMERGENT BIOSOLUTIONS INC.

By: /s/ Daniel J. Abdun-Nabi
Daniel J. Abdun-Nabi
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2014

By: /s/ Robert G. Kramer
Robert G. Kramer
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Date: May 12, 2014

EXHIBIT INDEX

Exhibit Number	Description
10#
Second Amendment to Credit Agreement, dated as of March 21, 2014, among Emergent BioSolutions Inc., as borrower, certain of its subsidiaries party thereto, as guarantors, Bank of America, N.A., as administrative agent, and certain financial institutions party thereto as lenders.

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

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language):
(i) Condensed Consolidated Statements of Operations for the three months ended March 31, 2014 and March 31, 2013;
(ii) Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2014 and 2013;
(iii) Condensed Consolidated Balance Sheets at March 31, 2014 and December 31, 2013;
(iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013; and
(v) Notes to Consolidated Financial Statements.

In Accordance with Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.

#Filed herewith.