Form 10-Q
period 2014-06-30
Emergent BioSolutions Inc.
filed 2014-08-08
CIK 1367644

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of July 31, 2014, the registrant had 37,477,213 shares of common stock outstanding.

Emergent BioSolutions Inc.
Index to Form 10-Q

Part I. Financial Information
Item 1.	Financial Statements
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Comprehensive Income (Loss)
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
Signatures
Exhibit Index

BioThrax® (Anthrax Vaccine Adsorbed), RSDL® (KBDO individual use skin decontamination packet), BAT™ [Botulism Antitoxin Heptavalent (A,B,C,D,E,F,G)-Equine], HepaGam B® (Hepatitis B Immune Globulin Intravenous (Human)), VARIZIG® (Varicella Zoster Immune Globulin (Human)), WinRho® SDF [Rh0 (D) Immune Globulin Intravenous (Human)],  NuThrax™ (anthrax vaccine adsorbed with CPG 7909 adjuvant), PreviThrax™ (recombinant protective antigen anthrax vaccine, purified) and any and all Emergent BioSolutions Inc. brands, products, services and feature names, logos and slogans are trademarks or registered trademarks of Emergent BioSolutions Inc. or its subsidiaries in the United States or other countries. episil® (oral liquid) is a trademark of Camurus AB. All rights reserved. All other brands, products, services and feature names or trademarks are the property of their respective owners.

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

▪	our ability to identify and acquire companies or in-license products or late-stage product candidates that satisfy our selection criteria;
▪	whether anticipated synergies and benefits from an acquisition or in-license are realized within expected time periods or at all;
▪	our ability to selectively enter into collaboration arrangements;
▪	our ability to obtain and maintain intellectual property protection for our products and product candidates;
▪	our ability and plans to expand our manufacturing facilities and capabilities;
▪	our ability to meet operating and financial restrictions placed on us and our subsidiaries under our senior secured credit facility;
▪	the rate and degree of market acceptance and clinical utility of our products;
▪	the success of our ongoing and planned development programs, non-clinical activities and clinical trials of our product candidates;
▪	the timing of and our ability to obtain and maintain regulatory approvals for our product candidates;
▪	our commercialization, marketing and manufacturing capabilities and strategy; and
▪	our estimates regarding expenses, future revenues, capital requirements and needs for additional financing.

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

PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

Emergent BioSolutions Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share and per share data)

	June 30, 2014	December 31, 2013
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$168,130	$179,338
Accounts receivable	78,270	60,587
Inventories	66,030	14,643
Income tax receivable, net	16,674	5,651
Prepaid expenses and other current assets	16,345	12,896
Total current assets	345,449	273,115

Property, plant and equipment, net	302,455	264,240
In-process research and development	50,300	41,800
Intangible assets, net	66,678	30,148
Goodwill	47,188	13,954
Deferred tax assets- long-term, net	16,411	-
Other assets	8,768	3,373

Total assets	$837,249	$626,630

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$36,968	$27,521
Accrued expenses and other current liabilities	2,957	1,252
Accrued compensation	23,044	24,615
Contingent purchase consideration, current portion	3,813	1,341
Provisions for chargebacks	4,224	-
Deferred tax liability-current portion, net	88	88
Deferred revenue, current portion	5,333	1,834
Total current liabilities	76,427	56,651

Contingent purchase consideration, net of current portion	19,193	15,278
Long-term indebtedness, net of current portion	251,000	62,000
Deferred tax liability long-term, net	-	1,419
Deferred revenue, net of current portion	1,632	-
Other liabilities	1,230	2,117
Total liabilities	349,482	137,465

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.001 par value; 15,000,000 shares authorized, 0 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized, 37,885,227 shares issued and 37,472,274 shares outstanding at June 30, 2014; 37,036,996 shares issued and 36,624,043 shares outstanding at December 31, 2013	38	37
Treasury stock, at cost, 412,953 common shares at both June 30, 2014 and December 31, 2013	(6,119)	(6,119)
Additional paid-in capital	260,778	247,637
Accumulated other comprehensive loss	(3,251)	(3,465)
Retained earnings	236,321	251,528
Total Emergent BioSolutions Inc. stockholders' equity	487,767	489,618
Noncontrolling interest in subsidiaries	-	(453)
Total stockholders' equity	487,767	489,165
Total liabilities and stockholders' equity	$837,249	$626,630

The accompanying notes are an integral part of these consolidated financial statements

Emergent BioSolutions Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Unaudited)		(Unaudited)
Revenues:
Product sales	$78,269	$65,596	$114,036	$95,955
Contract manufacturing	9,187	-	11,913	-
Contracts and grants	22,869	16,840	38,260	29,581
Total revenues	110,325	82,436	164,209	125,536

Operating expense:
Cost of product sales and contract manufacturing	34,507	16,945	53,504	22,643
Research and development	37,401	30,278	67,657	61,002
Selling, general and administrative	30,555	20,501	60,644	40,529
Income (loss) from operations	7,862	14,712	(17,596)	1,362

Other income (expense):
Interest income	31	10	71	33
Interest expense	(1,721)	(3)	(5,256)	(14)
Other income (expense), net	1,322	18	1,834	35
Total other income (expense)	(368)	25	(3,351)	54

Income (loss) before provision for (benefit from) income taxes	7,494	14,737	(20,947)	1,416
Provision for (benefit from) income taxes	2,465	4,381	(5,740)	(135)
Net income (loss)	5,029	10,356	(15,207)	1,551
Net loss attributable to noncontrolling interest	-	128	-	871
Net income (loss) attributable to Emergent BioSolutions Inc.	$5,029	10,484	$(15,207)	$2,422

Income (loss) per share - basic	$0.13	$0.29	$(0.41)	$0.07
Income (loss) per share - diluted	$0.13	$0.29	$(0.41)	$0.07

Weighted-average number of shares - basic	37,416,554	36,144,063	37,137,015	36,056,297
Weighted-average number of shares - diluted	38,333,425	36,527,014	37,137,015	36,247,773

The accompanying notes are an integral part of these consolidated financial statements

Emergent BioSolutions Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Unaudited)		(Unaudited)

Net income (loss) attributable to Emergent BioSolutions Inc.	$5,029	$10,484	$(15,207)	$2,422
Foreign currency translations, net of tax	139	246	214	616
Comprehensive income (loss)	$5,168	$10,730	$(14,993)	$3,038

The accompanying notes are an integral part of these consolidated financial statements.

Emergent BioSolutions Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:	(Unaudited)
Net income (loss)	$(15,207)	$1,551
Adjustments to reconcile to net cash provided by (used in) operating activities:
Stock-based compensation expense	6,015	5,718
Depreciation and amortization	15,294	8,372
Deferred income taxes	(5,199)	(135)
Non-cash development expenses from joint venture	-	(347)
Change in fair value of contingent obligations	1,630	-
Write off of debt issuance costs	1,831	-
Excess tax benefits from stock-based compensation	(5,179)	(1,757)
Other	499	(10)
Changes in operating assets and liabilities:
Accounts receivable	2,274	41,674
Inventories	1,232	(3,421)
Income taxes	(5,184)	(7,999)
Prepaid expenses and other assets	(567)	(1,734)
Accounts payable	(10,357)	(6,199)
Accrued expenses and other liabilities	(644)	(619)
Accrued compensation	(3,902)	(7,130)
Provision for chargebacks	284	-
Deferred revenue	(1,246)	238
Net cash provided by (used in) operating activities	(18,426)	28,202
Cash flows from investing activities:
Purchases of property, plant and equipment	(9,400)	(14,123)
Acquisition of Cangene Corporation, net of acquired cash	(178,167)	-
Net cash used in investing activities	(187,567)	(14,123)
Cash flows from financing activities:
Proceeds from convertible debenture, net of debt issuance costs	241,654	-
Proceeds from other long-term debt obligations	1,000	-
Issuance of common stock subject to exercise of stock options	9,969	933
Excess tax benefits from stock-based compensation	5,179	1,757
Principal payments on long-term indebtedness	(62,000)	(2,235)
Contingent obligation payments	(1,019)	-
Net cash provided by financing activities	194,783	455

Effect of exchange rate changes on cash and cash equivalents	2	43

Net increase (decrease) in cash and cash equivalents	(11,208)	14,577
Cash and cash equivalents at beginning of period	179,338	141,666
Cash and cash equivalents at end of period	$168,130	$156,243

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

In the opinion of the Company's management, any adjustments contained in the accompanying unaudited consolidated financial statements are of a normal recurring nature, and are necessary to present fairly the financial position of the Company as of June 30, 2014; the results of operations and comprehensive income (loss) for the three and six months ended June 30, 2014 and 2013; and cash flows for the six months ended June 30, 2014 and 2013. Interim results are not necessarily indicative of results that may be expected for any other interim period or for an entire year.

There have been no significant changes to the Company's summary of significant accounting policies, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC, during the six months ended June 30, 2014, except for additions to the Company's accounting policies for revenue recognition and inventories related to the Cangene Corporation ("Cangene") acquisition (see Note 2).

Revenue recognition

The Company recognizes revenues from product sales if four basic criteria have been met:

▪	there is persuasive evidence of an arrangement;
▪	delivery has occurred or title has passed to the Company's customer;
▪	the fee is fixed or determinable; and
▪	collectability is reasonably assured.

All revenues from product sales are recorded net of applicable allowances for sales returns, rebates, special promotional programs, and discounts. The Company estimates allowances for deductions from revenue using a combination of information received from third parties including market data, inventory reports from major wholesalers, historical information and analysis. These estimates are subject to the inherent limitations of estimates that rely on third party data, as certain third- party information may itself rely on estimates and reflect other limitations. Provisions for estimated rebates and other allowances, such as discounts and promotional and other credits, are estimated based on historical payment experience, historical relationship to revenues, estimated customer inventory levels and contract terms, and actual discounts offered. Management believes that such provisions are determinable because of the limited number of assumptions involved and the consistency of historical experience.

The Company markets and sells its Biosciences products through commercial wholesalers (direct customers) who purchase the products at a price referred to as the wholesale acquisition cost ("WAC"). Additionally, the Company enters into agreements with indirect customers for a contracted price that is less than the WAC. The indirect customers, such as group-purchasing organizations, physician practice-management groups and hospitals, purchase the Company's products from the wholesalers. Under these agreements with the wholesalers, the Company guarantees that it will credit them for the difference between the WAC and the indirect customers' contracted price. This credit is referred to as a chargeback. Wholesalers provide detailed information regarding indirect customer purchases as part of the justification for their credit request. Once received by the Company, these requests are standardized and tracked within a software system that adjudicates and reconciles all indirect claims coming from wholesalers. The database with these claims is used for historical trending and estimating future indirect sales, which are used to estimate accruals. Adjustments to these provisions are made periodically to reflect new facts and circumstances that may indicate that historical experience may not be indicative of current and/or future results. The Company makes subjective judgments primarily based on its evaluation of current market conditions and trade inventory levels related to the products. This evaluation may result in an increase or decrease in the experience rate that is applied to current and future sales, or as an adjustment to past sales, or both. The Company estimates allowances for revenue-reducing obligations such as rebates, special promotional programs, and discounts, using a combination of historical trends, contractual obligations and information received from third parties. The accuracy of these estimates is dependent upon the inherent limitations of extrapolating estimates from historical trends and upon the quality of the third-party information.

Inventories

Inventories are stated at the lower of cost or market with cost being determined using a standard cost method, which approximates average cost. Average cost consists primarily of material, labor and manufacturing overhead expenses (which includes fixed production-overhead costs) and includes the services and products of third party suppliers. The Company analyzes its inventory levels quarterly and writes down, in the applicable period, inventory that has become obsolete, inventory that has a cost basis in excess of its expected net realizable value and inventory in excess of expected customer demand. The Company also writes off, in the applicable period, the costs related to expired inventory. Costs of purchased inventories are recorded using weighted-average costing. The Company determines normal capacity for each production facility and allocates fixed production-overhead costs on that basis. Any excess, unallocated fixed production-overhead costs are expensed as incurred.

2. Acquisitions

Cangene Corporation

On February 21, 2014, the Company acquired 100% of the voting interest of Cangene for $3.24 per share in cash (on a fully-diluted basis), which represents a total purchase price of $221.8 million. This transaction was accounted for by the Company under the acquisition method of accounting, with the Company as the acquirer. Under the acquisition method of accounting, the assets and liabilities of Cangene were recorded as of the acquisition date, at their respective fair values, and combined with those of the Company. This acquisition diversifies the product portfolio of the Company's Biodefense and Biosciences divisions and expands the Company's manufacturing capabilities.

The table below summarizes the preliminary allocation of the purchase price based upon estimated fair values of assets acquired and liabilities assumed at February 21, 2014.  As of the date of this filing, the valuation of acquired intangible assets, inventory, deferred taxes, property plant and equipment, employee related liabilities and other fair value adjustments are not complete as the Company is obtaining and analyizing additional information related to the aformentioned items.  As such, the purchase price allocation is subject to change.

(in thousands)	February 21, 2014

Fair value of tangible assets acquired and liabilities assumed:
Cash	$43,631
Accounts receivable	19,940
Inventory (i)	52,619
Prepaid expenses and other assets	2,375
Property, plant and equipment	40,264
Deferred taxes, net	18,371
Income tax receivable	2,940
Accounts payable and accrued liabilities	(22,916)
Provision for chargebacks	(3,940)
Contingent purchase consideration	(5,776)
Deferred revenue	(6,378)
Total fair value of tangible assets acquired and liabilities assumed	141,130

Acquired in-process research and development	8,500
Acquired intangible assets	40,400
Goodwill	31,770
Total purchase price	$221,800

(i) Acquired inventory reflects a $6.2 million adjustment to record inventory at fair value, referred to as a step-up adjustment. The $6.2 million step-up was estimated to be amortized through cost of product sales and contract manufacturing over the next five years based on estimated inventory turnover, which will increase cost of product sales and contract manufacturing during such period.

 The table below summarizes the preliminary estimated fair value of intangible assets acquired and the estimated amortization periods:

		Amortization
		Period
( in thousands)	Amount	in years

Corporate Trade Name	$2,800	5.0
Marketed Products	8,300	10.0
Licensed Products	3,300	7.0
Biodefense Products	20,400	12.0
Contract Manufacturing	5,600	8.0

Total identified intangible assets	$40,400

The Company determined the estimated fair value of the intangible assets using the income approach, which is based on the present value of future cash flows. The fair value measurements are based on significant unobservable inputs that are developed by the Company using estimates and assumptions of the respective market and market penetration of the Company's products.

A substantial portion of the assets acquired from Cangene consisted of intangible assets. The Marketed Products intangible asset includes WinRho® SDF [Rho(D) Immune Globulin Intravenous (Human)] and VARIZIG® (Varicella Zoster Immune Globulin (Human). The Licensed Products intangible asset includes HepaGam B® (Hepatitis B Immune Globulin Intravenous (Human)) and episil® (oral liguid). The Biodefense intangible asset includes BATTM [Botulism Antitoxin Heptavalent (A, B, C, D, E, F, G)-Equine], AIGIV (Anthrax Immune Globulin Intravenous (Human)) and VIGIV (Vaccinia Immune Globulin Intravenous (Human)). The Contract Manufacturing intangible asset is primarily related to contract manufacturing in Baltimore, Maryland.

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

The weighted average amortization period of the intangible assets is 118 months. For the three and six months ended June 30, 2014, the Company recorded amortization expense of $1.1 million and $1.5 million, respectively, for intangible assets acquired from Cangene, which has been recorded in cost of product sales and contract manufacturing. Amortization expense of $691,000 and $928,000, respectively, was recorded within the Biosciences segment for the three and six months ended June 30, 2014. Amortization expense of $389,000 and $602,000, respectively, was recorded within the Biodefense segement for the three and six months ended June 30, 2014.

The intangible asset associated with in-process research and development ("IPR&D") acquired from Cangene is the IXINITY product candidate. Management determined that the estimated acquisition-date fair value of intangible assets related to IPR&D was  $8.5 million. The estimated fair value was determined using the income approach, which discounts expected future cash flows to present value. The Company estimated the fair value using a present value discount rate of 16%, which is based on the estimated weighted-average cost of capital for companies with profiles substantially similar to that of Cangene. This is comparable to the estimated internal rate of return for the acquisition and represents the rate that market participants would use to value the IPR&D. The projected cash flows for IXINITYwas based on key assumptions including: estimates of revenues and operating profits related to IXINITY, considering its stage of development on the acquisition date; the time and resources needed to complete the development and approval of the product candidate; the life of the potential commercialized product and associated risks, including the inherent difficulties and uncertainties in developing a product candidate such as obtaining marketing approval from the FDA and other regulatory agencies; and risks related to the viability of and potential alternative treatments in any future target markets. IPR&D assets are considered to be indefinite-lived until the completion or abandonment of the associated research and development efforts (see Note 5).

The Company recorded approximately $31.8 million in goodwill related to the Cangene acquisition, representing the purchase price paid in the acquisition that was in excess of the fair value of the tangible and intangible assets acquired. None of the goodwill generated from the Cangene acquisition is expected to be deductible for tax purposes.

The Company has incurred transaction costs related to the Cangene acquisition of approximately $3.7 million for the six months ended June 30, 2014, which has been recorded in selling, general and administrative expenses within the Company's Biosciences segment. The Company has incurred to date a total of  $7.0 million in transaction costs associated with the Cangene acquisition through June 30, 2014, of which $3.3 million was incurred in 2013.

The following pro forma information is presented as if the acquisition had occurred on January 1, 2013, and combines the historical results of operations of the Company and Cangene for the six month periods ended June 30, 2014 and 2013.

	June 30,
(in thousands)	2014	2013
Pro forma revenue	$191,688	$191,700
Pro forma net loss	$(17,782)	$(3,838)

Healthcare Protective Products Division

On August 1, 2013, the Company acquired substantially all of the assets and liabilities of Health Protective Products Division ("HPPD"), a division of Bracco Diagnostics Inc. ("Bracco"), for $25.9 million in cash along with contingent purchase consideration obligations to Bracco. The assets and liabilities acquired include HPPD's product, RSDL, and a majority of the customer and distributor agreements associated with RSDL along with $1.5 million of manufacturing equipment. In addition, the Company assumed a $1.5 million liability associated with the Canadian Technology Development Fund. The acquisition diversifies the product portfolio of the Biodefense segment by adding product sales from RSDL.

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

The total purchase price is summarized below:

(in thousands)
Amount of cash paid to Bracco Diagnostics Inc.	$25,873
Fair value of contigent purchase consideration at date of acquisition	16,232
Total purchase price	$42,105

The table below summarizes the allocation of the purchase price based upon fair values of assets acquired and liabilities assumed at August 1, 2013.

(in thousands)
Acquired intangible assets	$32,099
Goodwill	9,916
Acquired equipment	1,543
Other	11
Assumed liabilities	(1,464)
Total purchase price	$42,105

A substantial portion of the assets acquired from Bracco consisted of intangible assets associated with the RSDL product.  As of the date of acquisition, the Company recorded intangible assets of approximately $28.6 million related to RSDL, which is being amortized over 8 years, and $3.5 million related to a manufacturing agreement with Bracco, which is being amortized over 3 years. For the three and six months ended June 30, 2014, the Company recorded $1.2 million and $2.3 million, respectively, amortization expense for intangible assets acquired from Bracco which was recorded in cost of product sales and contract manufacturing within the Company's Biodefense segment. The weighted average remaining amortization period for the intangible assets is 80 months.

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

3. Fair value measurements

  The following table represents the Company's fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis:

	At June 30, 2014
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment in money market funds (1)	$57,108	$-	$-	$57,108
Total assets	$57,108	$-	$-	$57,108

Liabilities:
Contingent purchase consideration	$-	$-	$23,006	$23,006
Total liabilities	$-	$-	$23,006	$23,006

	At December 31, 2013
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment in money market funds (1)	$37,701	$-	$-	$37,701
Total assets	$37,701	$-	$-	$37,701

Liabilities:
Contingent purchase consideration	$-	$-	$16,619	$16,619
Total liabilities	$-	$-	$16,619	$16,619

(1) Included in cash and cash equivalents in accompanying consolidated balance sheets.

For the periods ended June 30, 2014 and 2013, the Company did not have any transfers between Level 1 and Level 2 assets or liabilities.

The fair value of contingent purchase consideration obligations are based on management's assessment of changes as a result of adjustments to the discount rates and updates in the assumed and actual achievement of net sales for future RSDL, HepaGam B and episil®, which are inputs that have no observable market (Level 3). For the three and six months ended June 30, 2014, the contingent purchase consideration obligation increased by $1.2 million and  $1.6 million, respectively, primarily due to an adjustment to the actual and expected timing of RSDL, HepaGam B and episil® sales. This increase resulted in a charge that is classified in the Company's statement of operations as cost of product sales and contract manufacturing.

The following table is a reconciliation of the beginning and ending balance of the liabilities measured at fair value using significant unobservable inputs (Level 3) during the six months ended June 30, 2014.
(in thousands)
Balance at December 31, 2013	$16,619
Expense (income) included in earnings	1,630
Settlements	(1,019)
Purchases, sales and issuances	5,776
Transfers in/(out) of Level 3	-
Balance at June 30, 2014	$23,006

Separate disclosure is required for assets and liabilities measured at fair value on a recurring basis, as documented above, from those measured at fair value on a nonrecurring basis. As of June 30, 2014, the Company had no assets or liabilities that were measured at fair value on a nonrecurring basis except for the assts acquired and liabilities assumed as part of the Cangene acquisition (See Note 2). As of June 30, 2013, the Company had no assets or liabilities that were measured at fair value on a nonrecurring basis.

4. Inventories

Inventories consist of the following:

	June 30,	December 31,
(in thousands)	2014	2013
Raw materials and supplies	$15,033	$2,656
Work-in-process	32,962	9,819
Finished goods	18,035	2,168
Total inventories	$66,030	$14,643

5. Intangible assets, in-process research and development and goodwill

As of June 30, 2014, the Company had $50.3 million of IPR&D assets, which are included in the Biosciences business segment. This includes $41.8 million related to the Company's otlertuzumab product candidate and $8.5 million related to the Company's IXINITY product candidate. On July 29, 2014, the U.S. Food and Drug Administration ("FDA") issued a complete response letter for the New Drug Application ("NDA") of IXINITY. The complete response letter requested additional analyses of data from completed studies and noted deficiencies in the chemistry, manufacturing, and controls section of the license application, all of which must be resolved before approval can be granted by FDA. The Company determined that the FDA's response to its NDA is a potential indicator of impairment of the related IXINITY IPR&D asset. However, the Company has not yet completed its interim impairment assesment. The Company has determined the potential range of impairment could be from zero to the carrying value of the IXINITY IPR&D asset.

Intangible assets consist of the following:
		Manufacturing	Corporate	Marketed	Licensed	Biodefense	Contract
(in thousands)	RSDL	Agreement	Tradename	Products	Products	Products	Manufacturing	Total
Cost basis
Balance at December 31, 2013	$28,621	$3,478	$-	$-	$-	$-	$-	$32,099
Additions	-	-	2,800	8,300	3,300	20,400	5,600	40,400
Balance at June 30, 2014	$28,621	$3,478	$2,800	$8,300	$3,300	20,400	$5,600	$72,499

Accumulated amortization
Balance at December 31, 2013	$(1,468)	$(483)	$-	$-	$-	$-	$-	$(1,951)
Amortization	(1,760)	(580)	(198)	(365)	(117)	(602)	(248)	(3,870)
Balance at June 30, 2014	$(3,228)	$(1,063)	$(198)	$(365)	$(117)	$(602)	$(248)	$(5,821)

Net book value at June 30, 2014	$25,393	$2,415	$2,602	$7,935	$3,183	$19,798	5,352	$66,678

The following table is a reconciliation of goodwill:

(in thousands)	Total
Cost basis
Balance at December 31, 2013	$13,954
Additions	33,234
Balance at June 30, 2014	$47,188

6. Long-term debt

On January 29, 2014, the Company issued $250.0 million aggregate principal amount of 2.875% Convertible Senior Notes due 2021 (the "Notes"). The Notes bear interest at a rate of 2.875% per year, payable semi-annually in arrears on January 15 and July 15 of each year, commencing July 15, 2014. The Notes mature on January 15, 2021, unless earlier purchased by the Company, redeemed or converted. The conversion rate is equal to 30.8821 shares of common stock per $1,000 principal amount of notes (which is equivalent to an initial conversion price of approximately $32.38 per share of common stock). The conversion rate is subject to adjustment upon the occurrence of certain specified events but will not be adjusted for accrued and unpaid interest. The Company incurred approximately $8.3 million in debt issuance costs associated with the Notes, which has been capitalized on the consolidated balance sheets and is being amortized over seven years, using the effective interest method.

On December 11, 2013, the Company entered into a senior secured credit agreement (the "Credit Agreement") with three lending financial institutions (the "Lenders"), led by Bank of America, N.A., as administrative agent. The Credit Agreement originally provided for a revolving credit facility of up to $100 million through December 11, 2018 (or such earlier date required by the terms of the Credit Agreement) and a term loan facility of up to $125 million to be drawn in full, if at all, on or prior to March 31, 2014. In connection with the Credit Agreement, the Company borrowed $62.0 million under the revolving credit facility primarily to repay obligations under existing loan agreements. On January 29, 2014, in connection with the Company's issuance of the Notes, the unused $125 million term loan portion of the Credit Agreement terminated automatically in accordance with the terms of the Credit Agreement. In addition, following the closing of the Notes offering, the Company repaid the $62.0 million outstanding indebtedness under the revolving credit facility, which restored the full $100 million revolving credit capacity under this facility. In addition, during the six months ended June 30, 2014, the Company expensed $1.8 million of debt issuance cost associated with the term loan facility.  As of June 30, 2014, no amounts were drawn under the revolving credit facility.

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

The Credit Agreement, as amended, contains affirmative and negative covenants customary for financings of this type. Negative covenants in the Credit Agreement limit the Company's ability to, among other things: incur indebtedness (other than the issuance of the Notes) and liens; dispose of assets; make investments including loans, advances or guarantees; and enter into certain mergers or similar transactions. The Credit Agreement also contains financial covenants, tested quarterly and in connection with any triggering events under the Credit Agreement that include the maintenance of: (1) a minimum consolidated debt service coverage ratio of 2.50 to 1.00, (2) a maximum consolidated leverage ratio for the period ending on or prior to September 30, 2014 of 4.00 to 1.00, for the measurement period ending December 31, 2014 of 3.75 to 1.00, and thereafter of 3.50 to 1.00, (3) a maximum consolidated senior leverage ratio of 2.00 to 1.00 (when no term loan is outstanding) and (4) a minimum liquidity requirement of $50 million. Upon the occurrence and continuance of an event of default under the Credit Agreement, the commitments of the lenders to make loans under the Credit Agreement may be terminated and the Company's payment obligations under the Credit Agreement may be accelerated. The events of default under the Credit Agreement include, among others, subject in some cases to specified cure periods: payment defaults; inaccuracy of representations and warranties in any material respect; defaults in the observance or performance of covenants; bankruptcy and insolvency related defaults; the entry of a final judgment in excess of a threshold amount; change of control; and the invalidity of loan documents relating to the Credit Agreement.

7.  Equity awards

As of June 30, 2014, the Company had two stock-based employee compensation plans, the Third Amended and Restated Emergent BioSolutions Inc. 2006 Stock Incentive Plan (the "2006 Plan") and the Emergent BioSolutions Employee Stock Option Plan (the "2004 Plan") (together, the "Emergent Plans").

On May 22, 2014, the Company's shareholders approved an amendment to the 2006 Plan, which increased the number of shares of common stock available for issuance under plan awards by 4,000,000.  As part of this amendment, awards of restricted stock units after May 22, 2014 are counted against the maximum aggregate number of shares of common stock available for issuance under the 2006 Plan as 2.3 shares of common stock for every one restricted stock unit granted. The maximum number of shares subject to awards that may be granted per year under the 2006 Plan to a single participant is 1,000,000.

The following is a summary of stock option award activity under the Emergent Plans:

	2006 Plan		2004 Plan
	Number of Shares	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2013	3,639,995	$17.01	53,156	$8.86	$23,148,738
Granted	1,099,271	27.55	-	-
Exercised	(596,955)	13.63	-	-
Forfeited	(57,867)	18.47	-	-
Outstanding at June 30, 2014	4,084,444	$19.87	53,156	$8.86	$17,771,557
Exercisable at June 30, 2014	2,128,797	$17.72	53,156	$8.86	$11,617,808

The following is a summary of restricted stock unit award activity under the 2006 Plan:

	Number of Shares	Weighted-Average Grant Price	Aggregate Intrinsic Value
Outstanding at December 31, 2013	792,626	$16.53	$18,246,611
Granted	549,637	27.55
Vested	(331,864)	26.95
Forfeited	(28,034)	18.15
Outstanding at June 30, 2014	982,365	$22.52	$22,063,918

8. Variable interest entities

In July 2008, the Company entered into a collaboration with the University of Oxford ("Oxford") and certain Oxford researchers to advance a vaccine product candidate for tuberculosis, resulting in the formation of the Oxford-Emergent Tuberculosis Consortium ("OETC"). The Company liquidated OETC during the six month period ending June 30, 2014.  In addition, the Company recorded an adjustment related to noncontrolling interest of $453,000 due to the liquidation. This expense was recorded as selling, general and administrative expense within the Company's Biosciences segment.

9. Earnings per share

For the three and six month periods ended June 30, 2014 and 2013, basic earnings per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.

For the three and six month periods ended June 30, 2014, diluted earnings per share is computed using the if-converted method by dividing the adjusted net income (loss) by the weighted average number of shares of common stock outstanding during the period. The adjusted net income (loss) is adjusted for interest expense and amortization of debt issuance cost, both net of tax, associated with the Company's Notes. The weighted average number of shares-diluted is adjusted for the potential dilutive effect of the exercise of stock options and the vesting of restricted stock units along with the assumption of the conversion of the convertible obligations, at the beginning of the period.

For the three and six months ended June 30, 2013, diluted earnings per share is computed using the treasury method by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period, adjusted for the potential dilutive effect of other securities if such securities were converted or exercised.

The following table presents the calculation of basic and diluted net income (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2014	2013	2014	2013
Numerator:
Net income (loss)	$5,029	$10,484	$(15,207)	$2,422
Interest expense applicable to convertible debt, net of tax	-	-	-	-
Amortization of debt issuance costs, net of tax	-	-	-	-
Adjusted net income (loss)	$5,029	$10,484	$(15,207)	$2,422

Denominator:
Weighted-average number of shares—basic	37,416,554	36,144,063	37,137,015	36,056,297
Dilutive securities—equity awards	916,871	382,951	-	191,476
Dilutive securities—convertible debt	-	-	-	-
Weighted-average number of shares—diluted	38,333,425	36,527,014	37,137,015	36,247,773

Income (loss) per share-basic	$0.13	$0.29	$(0.41)	$0.07
Income (loss) per share-diluted	$0.13	$0.29	$(0.41)	$0.07

For the three months ended June 30, 2014 there were no adjustments to adjusted net income (loss) or dilutive securities associated with the Company's Notes as such adjustments would have been anti-dilutive. For the six months ended June 30, 2014, outstanding stock options to purchase approximately 5,100,000.0 million shares of common stock, along with 8.1 million shares related to the Company's convertible debt, were excluded from the calculation of diluted earnings per share because of the adjusted net loss incurred for the six months ended June 30, 2014 would make these awards anti-dilutive.

Stock options with exercise prices in excess of the average per share closing price during the period are not considered in the calculation of fully diluted earnings per share. For the three months ended June 30, 2014, approximately 1.5 million were excluded from the calculation of diluted earnings per share. For the three and six month periods ended June 30, 2013, approximately 3.5 million and 2.7 million stock options were excluded from the calculation of diluted earnings per share.

10. Segment information

For financial reporting purposes, the Company reports financial information for two business segments: Biodefense and Biosciences. The Company's two business segments, or divisions, engage in business activities for which discrete financial information and allocation resources are reviewed by the chief operating decision maker. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. The Company's reportable segments are business units that offer different products and product candidates and are managed separately because they manufacture and develop distinct products with different manufacturing and development processes, along with having seperate and distinct sales and marketing processes.

The Biodefense division is a specialty biopharmaceutical business focused on countermeasures that address Chemical, Biological, Radiological and Nuclear ("CBRN") threats and consists of two business units: vaccines and therapeutics, and medical devices. Revenues in this segment are primarily from sales of the Company's FDA-licensed product, BioThrax® (Anthrax Vaccine Adsorbed), to the U.S. government. The Biosciences division is directed to commercial opportunities and primarily targets hematology/oncology, transplantation and infectious diseases, and consists of two business units, therapeutics and vaccines. The "All Other" segment relates to the general operating costs of the Company and includes costs of the centralized services departments, which are not allocated to the other segments, as well as spending on activities that are not classified as Biodefense or Biosciences.

	Reportable Segments
(in thousands)	Biodefense	Biosciences	All Other	Total
Three Months Ended June 30, 2014
External revenue	$91,103	$19,222	$-	$110,325
Net income (loss)	22,416	(15,001)	(2,386)	5,029
Three Months Ended June 30, 2013
External revenue	$82,402	$34	$-	$82,436
Net income (loss)	24,996	(14,156)	(356)	10,484

Six Months Ended June 30, 2014
External revenue	$138,542	$25,667	$-	$164,209
Net income (loss)	23,828	(34,510)	(4,525)	(15,207)
Six Months Ended June 30, 2013
External revenue	$124,561	$975	$-	$125,536
Net income (loss)	29,606	(25,528)	(1,656)	2,422

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

Overview

Product Portfolio

Emergent BioSolutions Inc. is a specialty biopharmaceutical company seeking to protect and enhance life by offering specialized products to healthcare providers and governments for use in addressing medical needs and emerging health threats. We have two operating divisions: Biodefense and Biosciences. For financial reporting purposes, we operate in two business segments that correspond to these two divisions.

On February 21, 2014, we acquired Cangene Corporation, or Cangene, for approximately $222 million. As part of the acquisition, we received the following revenue-generating products: BATTM [Botulism Antitoxin Heptavalent (A, B, C, D, E, F, G)-Equine], AIGIV (Anthrax Immune Globulin Intravenous (Human)) and VIGIV (Vaccinia Immune Globulin Intravenous (Human)) in the Biodefense segment; and WinRho® SDF [Rho(D) Immune Globulin Intravenous (Human)], HepaGam B® (Hepatitis B Immune Globulin Intravenous (Human)), VARIZIG® (Varicella Zoster Immune Globulin (Human)) and episil® in the Biosciences segment.

Our Biodefense division is a specialty biopharmaceutical business focused on countermeasures (vaccines, therapeutics and medical devices) that address Chemical, Biological, Radiological and Nuclear, or CBRN, threats. The U.S. government is the primary purchaser of our Biodefense products, and often provides us with substantial funding for the development of our Biodefense product candidates. Our Biodefense product portfolio consists of five revenue-generating products, including BioThrax® (Anthrax Vaccine Adsorbed), the only vaccine approved by the U.S. Food and Drug Administration, or the FDA, for the prevention of anthrax disease, RSDL® (KBDO individual use skin decontamination packet), BAT, AIGIV and VIGIV, and various investigational stage product candidates. Operations that support this division include manufacturing, medical affairs, regulatory affairs, quality assurance, quality control, international sales and marketing, and domestic government affairs in support of our marketed products, as well as product development and manufacturing infrastructure in support of our investigational stage product candidates.

Our Biosciences division is a specialty biopharmaceutical business focused on therapeutics and vaccines in hematology/oncology, transplantation and infectious disease. Our Biosciences portfolio consists of four revenue-generating products, including WinRho, HepaGam B, VARIZIG, and episil®, as well as various investigational stage product candidates and a contract manufacturing services business, which we acquired in our recent acquisition of Cangene. Operations that support this division include manufacturing, quality, regulatory, medical affairs, and sales and marketing in support of our marketed products, as well as additional product development capabilities in support of our investigational stage product candidates.

Our Biodefense segment has generated net income for each of the last five fiscal years. Over this same time frame, our Biosciences segment has generated revenue through development contracts and collaborative funding, but has not generated any product sales revenues. As a result, our Biosciences segment has incurred a net loss for each of the last five fiscal years.

Product Sales

We have derived the majority of our historical product sales revenues from BioThrax sales to the U.S. government. We are currently a party to a contract with the Centers for Disease Control and Prevention, or CDC, an operating division of the U.S. Department of Health and Human Services, or HHS, to supply up to 44.75 million doses of BioThrax for placement into the Strategic National Stockpile, or SNS, over a five-year period ending September 30, 2016. We expect to continue to derive a majority of product sales revenues from our sales of BioThrax to the U.S. government. Our total revenues from BioThrax sales were $92.0 million and $96.0 million for the six months ended June 30, 2014 and 2013, respectively. We are focused on the following:

▪	increasing sales for our Biodefense products to U.S. government customers; and
▪	expanding the market for our product portfoilio to other customers domestically and internationally.

Contract Manufacturing

We provide contract manufacturing services, including biopharmaceutical product development and filling services for injectable and other sterile products, as well as process design, technology transfer, manufacturing validation, laboratory support, aseptic filling, lyophilization and accelerated and ongoing stability studies.  We produce finished units of commercial drugs for a variety of customers ranging from small biopharmceutical companies to major multinationals. We are focused on increasing services to third party biopharmecutical companies, both domestically and internationally.

Contracts and Grants

We seek to advance development of our product candidates through external funding arrangements. We may slow down development programs or place them on hold during periods that are not covered by external funding. In addition, we perform certain ongoing product-related services for which we receive funding. We have received funding from the U.S. government for the following programs:

▪	BioThrax as a post-exposure prophylaxis, or PEP;
▪	NuThrax;
▪	Large-scale manufacturing for BioThrax;
▪	PreviThrax;
▪	BAT;
▪	AIGIV; and
▪	VIGIV.

We continue to actively pursue additional government sponsored development contracts and grants and commercial collaborative relationships. We also encourage both governmental and non-governmental agencies and philanthropic organizations to provide funding for non-clinical activities and to conduct clinical studies of our product candidates.

Financial Operations Overview

Revenues

We entered into a contract with the CDC effective as of September 30, 2011 to supply up to 44.75 million doses of BioThrax to the CDC over a five-year period. The period of performance under the award is from September 30, 2011 through September 30, 2016. The maximum amount that could be paid to us under the contract is up to $1.25 billion, subject to availability of funding by the U.S. government. To date, the U.S. government has committed approximately $704 million for the procurement of BioThrax doses under this contract. Through June 30, 2014, we have delivered and, upon CDC acceptance, recognized revenue on approximately 21 million doses, representing approximately $570 million in revenue under this contract.

We have received contract and grant funding from the CDC, National Institute of Allergy and Infectious Diseases, or NIAID, and the Biomedical Advanced Research and Development Authority, or BARDA, for the following development programs:

Development Programs	Funding Source	Award Date	Performance Period
Post-Exposure Prophylaxis indication for BioThrax	BARDA	9/2007	9/2007 — 3/2016
Large-scale manufacturing for BioThrax	BARDA	7/2010	7/2010 — 7/2016
NuThrax	NIAID	7/2010	8/2010 — 4/2015
PreviThrax	BARDA	9/2010	9/2010 — 9/2015
CIADM	BARDA	6/2012	6/2012 — 6/2037
BAT	CDC	1/2003	1/2003 — 1/2015
BAT	BARDA	5/2006	5/2006 — 5/2026
AIGIV	BARDA	9/2005	9/2005 — 4/2021
AIGIV	BARDA	9/2002	9/2002 — 12/2015
AIGIV	BARDA	9/2013	9/2013 — 9/2018
VIGIV	CDC	8/2012	8/2012 — 12/2015

Our revenue, operating results and profitability have varied, and we expect they will continue to vary on a quarterly basis, primarily due to the timing of sales of our products and the timing of reimbursement under our contracts and grants.

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
▪
fees to professional service providers for, among other things, analytical testing, independent monitoring or other administration of our non-clinical studies and clinical trials; and obtaining and evaluating data from our clinical trials and non-clinical studies;

▪	costs of contract manufacturing services for clinical trial material;
▪	costs of materials used in clinical trials and research and development;
▪	depreciation of capital assets used to develop our products; and
▪	operating costs, such as the operating costs of facilities and the legal costs of pursuing patent protection of our intellectual property.

We intend to focus our product development efforts on promising late-stage candidates that we believe satisfy well-defined criteria and seek to utilize collaborations or non-dilutive funding. We plan to seek funding for development activities from external sources and third parties, such as governments and non-governmental organizations, including commerical partners. We expect that our research and development spending will be dependent upon such factors as the results from our clinical trials, the availability of reimbursement of research and development spending, the number of product candidates under development, the size, structure and duration of any follow-on clinical programs that we may initiate, the costs associated with manufacturing our product candidates on a large-scale basis for later stage clinical trials, and our ability to use or rely on data generated by government agencies, such as studies involving BioThrax conducted by the CDC.

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

In-process Research and Development

The intangible asset associated with in-process research and development, or IPR&D, acquired from Cangene, is the IXINITY product candidate. As part of the preliminary purchase price allocation with respect to the Cangene acquisition, management determined that the estimated acquisition date fair value related to IPR&D was $8.5 million. The estimated fair value was determined using the income approach, which discounts expected future cash flows to present value.  We estimated the fair value using a present value discount rate of 16%, which is based on the estimated weighted-average cost of capital for companies with profiles substantially similar to that of Cangene. This is comparable to the estimated internal rate of return for the acquisition and represents the rate that market participants would use to value the IPR&D. The projected cash flows from the IPR&D projects were based on key assumptions, including: estimates of revenues and operating profits related to each project considering its stage of development on the acquisition date; the time and resources needed to complete the development and approval of the product candidate; the life of the potential commercialized product and associated risks, including the inherent difficulties and uncertainties in developing a product candidate such as obtaining marketing approval from the FDA and other regulatory agencies; and risks related to the viability of and potential alternative treatments in any future target markets. IPR&D assets will be considered to be indefinite-lived until the completion or abandonment of the associated research and development efforts.

On July 29, 2014, the U.S. Food and Drug Administration ("FDA")  issued a complete response letter for the New Drug Application ("NDA") of IXINITY. The complete response letter requested additional analyses of data from completed studies and noted deficiencies in the chemistry, manufacturing, and controls section of the license application, all of which must be resolved before approval can be granted by FDA. We determined the FDA's response to our NDA is a potential indicator of impairment of the related IXINITY IPR&D asset. However, we have not yet completed our interim impairment assesment. We have determined the potential range of impairment could be from zero to the carrying value of the IXINITY IPR&D asset.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. During the six months ended June 30, 2014, there have been no significant changes to our summary of significant accounting policies, contained in the our Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission, or SEC, except for additions to our accounting policy for revenue recognition related to the Cangene acquisition.

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

We market and sell our Biosciences products through commercial wholesalers (direct customers) who purchase the products at a price referred to as the wholesale acquisition cost, or WAC. Additionally, we enter into agreements with indirect customers for a contracted price that is less than the WAC. The indirect customers, such as group-purchasing organizations, physician practice-management groups and hospitals, purchase the Company's products from the wholesalers. Under these agreements with the wholesalers, we guarantee that it will credit them for the difference between the WAC and the indirect customers' contracted price. This credit is referred to as a chargeback. Wholesalers provide detailed information regarding indirect customer purchases as part of the justification for their credit request. Once received by us, these requests are standardized and tracked within a software system that adjudicates and reconciles all indirect claims coming from wholesalers. The database with these claims is used for historical trending and estimating future indirect sales, which are used to estimate accruals. Adjustments to these provisions are made periodically to reflect new facts and circumstances that may indicate that historical experience may not be indicative of current and/or future results. We make subjective judgments primarily based on its evaluation of current market conditions and trade inventory levels related to the products. This evaluation may result in an increase or decrease in the experience rate that is applied to current and future sales, or as an adjustment to past sales, or both. We estimate allowances for revenue-reducing obligations such as rebates, special promotional programs, and discounts, using a combination of historical trends, contractual obligations and information received from third parties. The accuracy of these estimates is dependent upon the inherent limitations of extrapolating estimates from historical trends and upon the quality of the third-party information.

Results of Operations

Three Months ended June 30, 2014 Compared to Three Months ended June 30, 2013

Revenues

Product sales revenues increased by $12.7 million, or 19%, to $78.3 million for the three months ended June 30, 2014 from $65.6 million for the three months ended June 30, 2013. Product sales revenue included:

▪	BioThrax - $67.5 million for the three months ended June 30, 2014 as compared to $65.6 million for the three months ended June 30, 2013;
▪	RSDL (acquired in August 2013) - $1.5 million for the three months ended June 30, 2014;
▪	WinRho (acquired in February 2014) - $6.3 million for the three months ended June 30, 2014;
▪	HepaGam (acquired in February 2014) - $2.2 million for the three months ended June 30, 2014; and
▪	Other products (acquired in February 2014) - $770,000 for the three months ended June 30, 2014.

      BioThrax product sales revenues during the three months ended June 30, 2014 consisted of sales to the CDC of $65.7 million and aggregate international and other sales of $1.8 million. Product sales revenues during the three months ended June 30, 2013 consisted of BioThrax sales to the CDC of $65.6 million and aggregate international and other sales of $28,000.

      Contract manufacturing (which we acquired in February 2014) revenue was $9.2 million for the three months ended June 30, 2014. Contract manufacturing revenues primarily consists of contract services to third parties.

      Contracts and grants revenues increased by $6.0 million, or 36%, to $22.9 million for the three months ended June 30, 2014 from $16.8 million for the three months ended June 30, 2013. The increase in contracts and grants revenues was primarily due to the following:

▪	development funding of $6.3 million for BAT (acquired in February 2014);
▪	development funding of $4.5 million for AIG (acquired in February 2014); and
▪	increased revenue of $1.6 million for NuThrax, due to the timing of clinical trial activities.

These increases were partially offset by;

▪	decreased revenue of $4.8 million from 2013 related to the establishment of our CIADM, primarily due to a license fee milestone achieved in 2013; and
▪	decreased revenue of $2.8 million under our development contracts for PreviThrax and large scale manufacturing of BioThrax, primarily due to the timing of development efforts.

Cost of Product Sales and Contract Manufacturing

Cost of product sales and contract manufacturing increased by $17.6 million, or 104%, to $34.5 million for the three months ended June 30, 2014 from $16.9 million for the three months ended June 30, 2013. The increase was primarily attributable to the following:

▪	RSDL (acquired in August 2013) - $3.1 million for the three months ended June 30, 2014; and
▪	product and contract manufacturing costs associated with revenues acquired as part of the Cangene acquisition (acquired in February 2014) - $14.4 million for the three months ended June 30, 2014.

Research and Development Expenses

Research and development expenses increased by $7.1 million, or 24%, to $37.4 million for the three months ended June 30, 2014 from $30.3 million for the three months ended June 30, 2013. This increase primarily reflects higher contract service costs, and includes increased expenses of $3.6 million for product candidates and manufacturing development categorized in the Biodefense segment, increased expenses of $2.2 million for product candidates and technology platform development activities categorized in the Biosciences segment and increased expenses of $1.3 million in other research and development, which are in support of central research and development activities.  Net of development contract and grant reimbursements along with the net loss attributable to noncontrolling interests, we incurred research and development expenses of $14.5 million and $13.3 million, during the three months ended June 30, 2014 and 2013, respectively.

Our principal research and development expenses for the three months ended June 30, 2014 and 2013 are shown in the following table:

	Three Months ended
	June 30,
(in thousands)	2014	2013
Biodefense:
Large-scale manufacturing for BioThrax	$4,250	$4,004
BioThrax related programs	2,055	2,764
PreviThrax	2,506	3,791
NuThrax	2,148	2,084
Botulinum antitoxin	3,017	-
Anthrax immune globulin	3,391	-
Pandemic influenza (1)	-	2,500
Other Biodefense	3,192	1,805
Total Biodefense	20,559	16,948
Biosciences:
ES414 (formerly T-Scorp)	3,373	1,833
IXinity	2,915	-
otlertuzumab (formerly TRU-016)	1,950	7,022
Tuberculosis vaccine	-	279
Other Biosciences	6,122	2,986
Total Biosciences	14,360	12,120
Other	2,482	1,210
Total	$37,401	$30,278

The spending for our large-scale manufacturing for BioThrax was primarily due to the timing of manufacturing development activities. The decrease in spending for BioThrax related programs was primarily related to the timing of clinical studies to support applications for label expansion for BioThrax. The decrease in spending for PreviThrax was primarily due to the timing of non-clinical studies. The spending for NuThrax was primarily for clinical trial activities. The spending for our Botulinum Antitoxin program (which we acquired from Cangene) was primarily due to plasma collection services and stability testing. The spending for our Anthrax Immune Globulin program (which we acquired from Cangene) was due to plasma collecion services. The decrease in spending for pandemic influenza was related to a license fee for the rights to manufacture and sell pandemic influenza products during 2013.  The increase in spending for our other Biodefense activities was primarily due to increased spending related to manufacturing development.

The increase in spending for our ES414 (formerly T-Scorp) product candidate was primarily due to manufacturing development. The spending for our IXINITY product candidate in 2014 was primarily for clinical trial activities. The decrease in spending for our otlertuzumab (formerly TRU-016) product candidate was primarily related to the timing of clinical trial activities. The spending for our tuberculosis vaccine product candidate during 2013 was for manufacturing development activities. The increase in spending for our other Biosciences activities was primarily due to increased costs associated with the development of platform technologies along with costs associated with programs acquired in our acquisition of Cangene.

The spending for other research and development activities was primarily due to centralized research and development activities attributable to product candidates.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $10.1 million, or 49%, to $30.6 million for the three months ended June 30, 2014 from $20.5 million for the three months ended June 30, 2013. This increase includes additional post-acquisition selling, general and administrative costs of $7.2 million associated with the operations of Cangene and in support of RSDL.

Selling, general and administrative expenses attributable to the Biodefense segment increased by $2.6 million, or 18%, to $17.4 million during the three months ended June 30, 2014 from $14.8 million during the three months ended June 30, 2013. Selling, general and administrative expenses related to our Biosciences segment increased by $7.5 million, or 130%, to $13.2 million for the three months ended June 30, 2014 from $5.7 million for the three months ended June 30, 2013.

Total Other Income (Expense)

Total net other income (expense) decreased by $393,000 to a net other expense of $368,000 for the three months ended June 30, 2014, from a net other income of $25,000 for the three months ended June 30, 2013. The decrease was primarily due to interest expense from our 2.875% Convertible Senior Notes due 2021, or the Notes, of $1.3 million that was not capitalized in 2014 and $381,000 of loan fee amortization expense associated with the Notes and our revolver loan facility, partially offset by $1.4 million in rental income.

Income Taxes

Provision for income taxes decreased by $1.9 million, or 44%, to $2.5 million for the three months ended June 30, 2014 from $4.4 million for the three months ended June 30, 2013. The decrease in the provision for income taxes is primarily due to the $7.4 million decrease in our income before provision for income taxes and the net loss attributable to noncontrolling interest.

Net Loss Attributable to Noncontrolling Interest

Net loss attributable to noncontrolling interest decreased to $0 during the three months ended June 30, 2014 from $128,000 for three months ended June 30, 2013. The decrease resulted from the liquidation of the Oxford Emergent Tuberculosis Consortium in 2014.

Six months ended June 30, 2014 Compared to Six ended June 30, 2013

Revenues

Product sales revenues increased by $18.1 million, or 19%, to $114.0 million for the six months ended June 30, 2014 from $96.0 million for the six months ended June 30, 2013. Product revenue included:

▪	BioThrax - $92.0 million for 2014 as compared to $96.0 million for 2013;
▪	RSDL (acquired in August 2013) - $9.0 million for 2014;
▪	WinRho (acquired in February 2014) - $8.0 million for 2014;
▪	HepaGam (acquired in February 2014) - $3.5 million for 2014; and
▪	Other products (acquired in February 2014) - $1.5 million for 2014.

The decrease in BioThrax sales was primarily due to a 7% decrease in the number of doses of BioThrax delivered, attributable to the timing of deliveries to the SNS. BioThrax product sales revenues during the six months ended June 30, 2014 consisted of sales to the CDC of $90.1 million and aggregate international and other sales of $1.9 million. Product sales revenues during the three months ended June 30, 2013 consisted of BioThrax sales to the CDC of $94.9 million and aggregate international and other sales of $1.1 million.

Contract manufacturing revenue was $11.9 million for the six months ended June 30, 2014. Contract manufacturing revenues primarily consists of contract services to third parties.

   Contracts and grants revenues increased by $8.7 million, or 29%, to $38.3 million for the six months ended June 30, 2014 from $29.6 million for the six months ended June 30, 2013. The increase in contracts and grants revenues was primarily due to the following:

▪	development funding of $9.4 million for BAT (which we acquired in February 2014);
▪	development funding of $5.3 million for AIG (which we acquired in February 2014);
▪	a payment of $1.9 million received in 2014 for our PEP indication for BioThrax related to the progress of development activities; and
▪	increased revenue of $1.4 million for NuThrax, due to the timing of clinical trial activities.

These increases were partially offset by;

▪	decreased revenue related to the establishment of our CIADM of $3.7 million, primarily due to a license fee milestone achieved in 2013; and
▪	decreased revenue of $6.3 million under our development contracts for PreviThrax and large scale manufacturing of BioThrax, primarily due to the timing of development efforts.

Cost of Product Sales and Contract Manufacturing

Cost of product sales and contract manufacturing increased by $30.9 million, or 136%, to $53.5 million for the six months ended June 30, 2014 from $22.6 million for the six months ended June 30, 2013. The increase was primarily attributable to the following:

▪	RSDL (acquired in August 2013) - $7.6 million for the six months ended June 30, 2014; and
▪	product and contract manufacturing costs associated with revenues acquired as part of the Cangene acquisition (acquired in February 2014) - $21.3 million for the six months ended June 30, 2014.

Research and Development Expenses

Research and development expenses increased by $6.7 million, or 11%, to $67.7 million for the six months ended June 30, 2014 from $61.0 million for the six months ended June 30, 2013. This increase primarily reflects higher contract service costs, and includes increased expenses of $3.6 million for product candidates and manufacturing development categorized in the Biodefense segment, increased expenses of $2.0 million for product candidates and technology platform development activities categorized in the Biosciences segment,  and increased expenses of $1.1 million in other research and development, which are in support of central research and development activities. Net of development contract and grant reimbursements along with the net loss attributable to noncontrolling interests, we incurred research and development expenses of $29.4 million and $30.6 million, during the six months ended June 30, 2014 and 2013, respectively.

Our principal research and development expenses during the six months ended June 30, 2014 and 2013 are shown in the following table:

	Six Months ended
	June 30,
(in thousands)	2014	2013
Biodefense:
Large-scale manufacturing for BioThrax	$7,739	$8,730
BioThrax related programs	4,379	5,557
PreviThrax	5,034	8,030
NuThrax	4,555	4,332
Botulinum antitoxin	3,663	-
Anthrax immune globulin	4,091	-
Pandemic influenza	-	2,500
Other Biodefense	6,754	3,492
Total Biodefense	36,215	32,641
Biosciences:
ES414 (formerly T-Scorp)	7,871	3,865
IXINITY	4,162	-
otlertuzumab (formerly TRU-016)	5,195	11,649
Tuberculosis vaccine	-	4,185
Other Biosciences	9,959	5,523
Total Biosciences	27,187	25,222
Other	4,255	3,139
Total	$67,657	$61,002

The decrease in spending for our large-scale manufacturing for BioThrax was primarily due to the timing of manufacturing development activities. The decrease in spending for BioThrax related programs was primarily related to the timing of clinical studies to support applications for label expansion for BioThrax. The decrease in spending for PreviThrax was primarily due to the timing of stability and non-clinical studies. The  spending for NuThrax was primarily due to clinical trial activities. The spending for our Botulinum Antitoxin program (which we acquired from Cangene) was primarily due to plasma collection services and stability testing. The spending for our Anthrax Immune Globulin program (which we acquired from Cangene) was due to plasma collection services.  The decrease in spending for pandemic influenza was related to a license fee for the rights to manufacture and sell pandemic influenza products during 2013. The increase in spending for our other Biodefense activities was primarily due to increased spending related to manufacturing development.

The increase in spending for our ES414 (formerly T-Scorp) product candidate was primarily due to manufacturing development. The spending for our IXINITY product candidate in 2014 was primarily for clinical trial activities. The decrease in spending for our otlertuzumab (formerly TRU-016) product candidate was primarily related to the timing of clinical trial activities. The spending for our tuberculosis vaccine product candidate during 2013 was for manufacturing development activities. The increase in spending for our other Biosciences activities was primarily due to increased costs associated with the development of platform technologies technologies along with costs associated with programs acquired in our acquisition of Cangene.

The spending for other research and development activities was primarily due to centralized research and development activities not attributable to product candidates.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $20.1 million, or 50%, to $60.6 million for the six months ended June 30, 2014 from $40.5 million for the six months ended June 30, 2013. This increase included increased spending for professional services of $5.0 million associated with the acquisition and integration of Cangene, which we acquired in February 2014, along with additional post-acquisition selling, general and administrative costs of $11.1 million associated with the operations of Cangene and in support of RSDL.

Selling, general and administrative expenses attributable to the Biodefense segment increased by $5.5 million, or 19%, to $34.3 million during the six months ended June 30, 2014 from $28.7 million during the six months ended June 30, 2013. The increase in Biodefense selling, general and administrative expense was primarily due to post acquisition cossts associated with our acquisitions of RSDL and Cangene. Selling, general and administrative expenses related to our Biosciences segment increased by $14.6 million, or 124%, to $26.4 million during the six months ended June 30, 2014 from $11.8 million during the six months ended June 30, 2013. The increase in the Biosciences selling, general and administrative expense was due to professional services to support due diligence along with other acquisition-related activities and post-acquisition operations associated with our acquisition of Cangene.

Total Other Income (Expense)

Total net other income (expense) decreased by $3.4 million to a net other expense of $3.4 million for the six months ended June 30, 2014, from a net other income of $54,000 for the six months ended June 30, 2013. The decrease was primarily due to interest expense from our Notes of $2.8 million that was not capitalized in 2014, $1.8 million of costs associated with the termination of our $125 million term loan facility and $699,000 of loan fee amortization expense associated with Notes and our revolver loan facility, partially offset by $1.9 million in rental income.

Income Taxes

Provision for (benefit from) income taxes increased by $5.6 million to a benefit from income taxes of $5.7 million for the six months ended June 30, 2014 from a provision for income taxes of $135,000 for the six months ended June 30, 2013. The increase in the benefit from income taxes was primarily due to the $23.2 million increase in our loss before provision for income taxes and the loss attributable to noncontrolling interests.The estimated effective annual tax rate for the six months ended June 30, 2014 and 2013 was approximately 26% and 30%, respectively. The reduction in the estimated effective tax rate was primarily due to an increase in tax credits associated with research and development activities. The provision for (benefit from) income taxes for the six months ended June 30, 2013 includes a one-time discrete reduction in tax expense of approximately $823,000 associated with the 2012 research and development tax credit that was recorded in 2013 due to the legislation extending the credit not being signed into law until January 2013.

Net Loss Attributable to Noncontrolling Interest

Net loss attributable to noncontrolling interest decreased to $0 for the six months ended June 30,2014 from $871,000 for for the six months ended June 30, 2013. The decrease resulted from the liquidation of our noncontrolling interest in the Oxford Emergent Tuberculosis Consortium during the six months ended June 30, 2014.

Liquidity and Capital Resources

Sources of Liquidity

We have funded our cash requirements from inception through June 30, 2014 principally with a combination of revenues from BioThrax product sales, debt financings, development funding from government entities and non-government and philanthropic organizations and collaborative partners, the net proceeds from our initial public offering and the sale of our common stock upon exercise of stock options. We have operated profitably for each of the five years ended December 31, 2013.

As of June 30, 2014, we had cash and cash equivalents of $168.1 million. Additionally, at June 30, 2014, our accounts receivable balance was $78.3 million.

Cash Flows

The following table provides information regarding our cash flows for the six months ended June 30, 2014 and 2013:

	Six Months ended June 30,
(in thousands)	2014	2013
Net cash provided by (used in):
Operating activities(1)	$(18,424)	$28,245
Investing activities	(187,567)	(14,123)
Financing activities	194,783	455
Net increase (decrease) in cash and cash equivalants	$(11,208)	$14,577
(1) Includes the effect of exchange rates on cash and cash equivalents.

Net cash used in operating activities of $18.4 million for the six months ended June 30, 2014 was primarily due to our net loss attributable to Emergent BioSolutions Inc. of $15.2 million, a decrease in income taxes of $10.4 million related to timing differences, and a decrease in accounts payable of $10.4 million, primarily due to acquisition related activities, partially offset by a non-cash charge of $15.3 million for depreciation and amortization.

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

Net cash used in investing activities of $187.6 million for the six months ended June 30, 2014 was primarily due to the acquisition of Cangene for $178.2 million, which is net of $43.6 million of acquired cash, and capital expenditures of $9.4 million for infrastructure and equipment investments.

Net cash used in investing activities of $14.1 million for the six months ended June 30, 2013 was primarily due to capital expenditures, and includes construction and renovation of facilities at our Lansing, Michigan campus, and costs of other infrastructure and equipment investments.

Net cash provided by financing activities of $194.8 million for the six months ended June 30, 2014 was primarily due to proceeds from our convertible debenture of $250.0 million, of which $241.7 million (net of $8.3 million of transaction costs) was from our Notes, $10.0 million in proceeds from the issuance of common stock pursuant to employee equity plans and $5.2 million in excess tax benefits from the exercise of stock options, partially offset by a principal payment on indebtedness of $62.0 million under our revolving credit facility.

Net cash provided by financing activities of $455,000 for the six months ended June 30, 2013 was primarily due to $1.8 million in excess tax benefits from the exercise of stock options and $933,000 in proceeds from employee equity plans, partially offset by principal payments on indebtedness of $2.2 million.

Contractual Obligations

The following table summarizes our contractual obligations at June 30, 2014:

	Payments due by period
		Less than	1 to 3	4 to 5	More than
(in thousands)	Total	1 year	Years	Years	5 years
Contractual obligations:
Convertible debt	$250,000	$-	$-	$-	$250,000
Long-term indebtedness including current portion	1,000	-	-	-	1,000
Operating lease obligations	3,816	2,880	866	70	-
Total contractual obligations	$254,816	$2,880	$866	$70	$251,000

There are a number of uncertainties that we face in the development of new product candidates that prevent us from making a reasonable estimate of the cash obligations under our license agreements. Because of these uncertainties, the preceding table excludes contingent contractual payments that we may become obligated to make under such agreements. These agreements typically provide for the payment of milestone fees upon achievement of specified research, development and commercialization milestones, such as the commencement of clinical trials, the receipt of funding awards, the receipt of regulatory approvals, and the achievement of sales milestones. The amount of contingent contractual milestone payments that we may become obligated to make is variable based on the actual achievement and timing of the applicable milestones and the characteristics of any products or product candidates that are developed, including factors such as number of products or product candidates developed, type and number of components of each product or product candidate, ownership of the various components and the specific markets affected, and the aggregate payments could be as much as approximately $118 million. The success of our efforts to commercialize our product candidates depends on many factors, including those set forth in "Risk Factors—Our business depends on our success in developing and commercializing our product candidates. If we are unable to commercialize these product candidates, or experience significant delays or unanticipated costs in doing so, our business would be materially affected." and is highly uncertain. Even if these efforts are successful, the timing of success is highly unpredictable and variable. The same is true for any contingent contractual royalty payments that we may be obligated to make upon successful commercialization of these product candidates or for products we have acquired. We do not expect that any such payments would have an adverse effect on our financial position, operations and capital resources because, if payable, we expect that the benefits associated with the achievement of the relevant milestones or the achievement of revenue would offset the burden of making these payments. Deferred income taxes and liabilities for unrecognized income tax benefits are excluded from the above table since they are not contractually fixed as to timing and amount.

Debt Financing

On January 29, 2014, we issued $250.0 million aggregate principal amount of Notes. The Notes bear interest at a rate of 2.875% per year, payable semi-annually in arrears on January 15 and July 15 of each year, commencing July 15, 2014. The Notes mature on January 15, 2021, unless earlier purchased by us, redeemed or converted. The conversion rate is equal to 30.8821 shares of common stock per $1,000 principal amount of notes, which is equivalent to an initial conversion price of approximately $32.38 per share of common stock. The conversion rate is subject to adjustment upon the occurrence of certain specified events but will not be adjusted for accrued and unpaid interest.

On December 11, 2013, we entered into a senior secured credit agreement, or the Credit Agreement, with three lending financial institutions, or the Lenders, led by Bank of America, N.A., as administrative agent. The Credit Agreement originally provided for a revolving credit facility of up to $100.0 million through December 11, 2018, or such earlier date required by the terms of the Credit Agreement, and a term loan facility of up to $125.0 million that was to be drawn in full, if at all, on or prior to June 30, 2014. On January 29, 2014, in connection with our issuance of the Notes, the unused $125 million term loan portion of our Credit Agreement terminated automatically in accordance with its terms. As of June 30, 2014, there was no outstanding balance under the revolving credit facility.

Our payment obligations under the Credit Agreement are secured by a lien on substantially all of our assets, including the stock of all of our subsidiaries, and the assets of the subsidiary guarantors, including mortgages over certain of their real properties, including our large-scale vaccine manufacturing facility in Lansing, Michigan and our biodefense facility in Baltimore, Maryland.

The Credit Agreement, as amended, contains affirmative and negative covenants customary for financing of this type. Negative covenants in the Credit Agreement, among other things: limit our ability to incur indebtedness and liens; dispose of assets; make investments including loans, advances or guarantees; and enter into certain mergers or similar transactions. The Credit Agreement also contains financial covenants, tested quarterly and in connection with any triggering events under the Credit Agreement that include the maintenance of: (1) a minimum consolidated debt service coverage ratio of 2.50 to 1.00, (2) a maximum consolidated leverage ratio for the measurements period ending on or prior to September 30, 2014 of 4.00 to 1.00, for the measurement period ending December 31, 2014 of 3.75 to 1.00, and thereafter of 3.50 to 1.00, (3) a maximum consolidated senior leverage ratio of 2.00 to 1.00 (when no term loan is outstanding) and (4) a minimum liquidity requirement of $50.0 million. Upon the occurrence and continuance of an event of default under the Credit Agreement, the commitments of the lenders to make loans under the Credit Agreement may be terminated and our payment obligations under the Credit Agreement may be accelerated. The events of default under the Credit Agreement include, among others, subject in some cases to specified cure periods: payment defaults; inaccuracy of representations and warranties in any material respect; defaults in the observance or performance of covenants; bankruptcy and insolvency related defaults; the entry of a final judgment in excess of a threshold amount; change of control; and the invalidity of loan documents relating to the Credit Agreement.

Funding Requirements

We expect to continue to fund our anticipated operating expenses, capital expenditures and debt service requirements from existing cash and cash equivalents, revenues from product sales, development contract and grant funding, and our revolving credit facility and any other lines of credit we may establish from time to time. There are numerous risks and uncertainties associated with product sales and with the development and commercialization of our product candidates. We may seek additional external financing to provide additional financial flexibility. Our future capital requirements will depend on many factors, including:

▪	the level, timing and cost of product sales;
▪	the extent to which we acquire or invest in and integrate companies, businesses, products or technologies;
▪	the acquisition of new facilities and capital improvements to new or existing facilities;
▪	the payment obligations under our indebtedness;
▪	the scope, progress, results and costs of our development activities;
▪	our ability to obtain funding from collaborative partners, government entities and non-governmental organizations for our development programs;
▪	the costs of commercialization activities, including product marketing, sales and distribution; and
▪	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other patent-related costs.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2014, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management's assessment and conclusion of the effectiveness of disclosure controls and procedures and internal controls over financial reporting did not include the internal controls related to the operations acquired in the acquisition of the Healthcare Protective Products Division, or HPPD, from Bracco Diagnostics Inc., in August 2013 or the acquisition of Cangene Corporation, or Cangene, in February 2014.  Included in our consolidated financial statements related to the operations of HPPD and Cangene are total assets and net assets of $296.0 million and $63.7 million, respectively, as of June 30, 2014 and $49.2 million and $7.2 million, respectively, of revenues and net loss for the six months ended June 30, 2014 for HPPD and, in the case of Cangene for the period since acquisition through June 30, 2014.

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

Our principal customer for BioThrax, BAT, AIGIV, VIGIV and RSDL is the U.S. government. We anticipate that the U.S. government will also be a principal customer for other biodefense products that we successfully acquire or develop. Additionally, a significant portion of our revenue comes from U.S. government development contracts and grants. Over its lifetime, a U.S. government program may be implemented through the award of many different individual contracts and subcontracts. The funding for government programs is subject to Congressional appropriations, generally made on a fiscal year basis, even for programs designed to continue for several years. These appropriations can be subject to political considerations and stringent budgetary constraints. For example, sales of BioThrax supplied under our multi-year procurement contract with the CDC are subject to available funding, mostly from annual appropriations. Additionally, our government-funded development contracts typically give the U.S. government the right, exercisable in its sole discretion, to extend these contracts for successive option periods following a base period of performance. The value of the services to be performed during these option periods may constitute the majority of the total value of the underlying contract. For example, the development contract we were awarded in September 2010 for development of PreviThrax consists of a base period of performance and exercised option periods valued at approximately $84.5 million with remaining option periods valued at approximately $25.8 million. If levels of government expenditures and authorizations for biodefense decrease or shift to programs in areas where we do not offer products or are not developing product candidates, or if the U.S. government otherwise declines to exercise its options under our contracts, our business, revenues and operating results would suffer.

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

We believe that our most significant competitors in the hematology/oncology and transplantation markets include: Amgen Inc., Baxter International Inc., CSL Behring, a subsidiary of CSL Limited, GlaxoSmithKline plc, Grifols USA LLC and Biotest Pharmaceuticals Corporation, a subsidiary of Biotest AG.

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

Changes in health care systems and payer reimbursement policies could result in a decline in our potential sales and a reduction in our expected revenue from our products.

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

Our product candidates and the activities associated with their development, including testing, manufacture, recordkeeping, storage and approval, are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other countries. Except under limited circumstances related to certain government sales, failure to obtain regulatory approval for a product candidate will prevent us from commercializing the product candidate. We have limited experience in preparing, filing and prosecuting the applications necessary to gain regulatory approvals and expect to rely on third-party contract research organizations and consultants to assist us in this process.

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

The process of obtaining these regulatory approvals is expensive, often takes many years if approval is obtained at all, and can vary substantially based upon the type, complexity and novelty of the product candidate involved. Changes in the regulatory approval process during the development period, changes in or the enactment of additional statutes or regulations, or changes in the regulatory review for a submitted product application, may cause delays in the approval or rejection of an application.

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

Any vaccine, therapeutic product or medical device for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data, labeling, advertising and promotional activities for such product will be subject to continual requirements of and review by the FDA and other regulatory bodies. Our approved products are subject to these requirements and ongoing review. These requirements include submissions of safety and other post-marketing information and reports, registration requirements, current good manufacturing practices, or cGMP, requirements relating to quality control, quality assurance, restrictions on advertising and promotion, import and export restrictions and recordkeeping requirements. In addition, various state laws require that companies that manufacture and/or distribute drug products within the state obtain and maintain a manufacturer or distributor license, as appropriate. Because of the breadth of these laws, it is possible that some of our business activities could be subject to challenge under one or more of such laws.

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

As we expand our commercialization activities outside of the United States, we are subject to an increased risk of inadvertently conducting activities in a manner that violates the U.S. Foreign Corrupt Practices Act, or FCPA, the U.K. Bribery Act, Canada's Corruption of Foreign Public Officials Act, or other similar foreign laws, which prohibit corporations and individuals from paying, offering to pay, or authorizing the payment of anything of value to any foreign government official, government staff member, political party, or political candidate in an attempt to obtain or retain business or to otherwise influence a person working in an official capacity. In the course of establishing and expanding our commercial operations and seeking regulatory approvals outside of the United States, we will need to establish and expand business relationships with various third parties and will interact more frequently with foreign officials, including regulatory authorities and physicians employed by state-run healthcare institutions who may be deemed to be foreign officials under the FCPA or similar foreign laws. If our business practices outside the United States are found to be in violation of the FCPA or similar foreign laws, we and our senior management may be subject to significant civil and criminal penalties, potential debarment from public procurement and reputational damage, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

We have constructed Building 55, a large-scale manufacturing facility on our Lansing, Michigan campus for which we received a development contract from BARDA in July 2010 for scale-up, qualification and validation to manufacture BioThrax. Additionally, in 2009, we acquired a facility in Baltimore, Maryland, which we intend to utilize for certain product development or manufacturing projects, including projects performed under a separate development contract from BARDA to establish a Center for Innovation in Advanced Development and Manufacturing. The process for qualifying and validating these facilities may result in unanticipated delays and may cost more than expected due to a number of factors, including regulatory requirements. The costs and time required to comply with cGMP regulations or similar foreign regulatory requirements for sales of our products may be significant. In addition, if we experience delays, we may be in breach of the obligations under our government-funded development contracts. We have experienced such delays in the past and may experience further delays in the future. If our facility licensure activities are delayed, we may not be able to utilize Building 55 to increase our production of BioThrax or manufacture product candidates in our Baltimore facility, which could significantly impact our future revenues.

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

We are currently dependent on third-party manufacturers for the manufacture of RSDL and episil®. Certain of our third-party manufacturers currently constitute the sole source supplier for these products, and we have and will continue to have limited control over the manufacturing process and costs of these products.

Third-party manufacturers currently supply a significant amount of RSDL and episil® pursuant to contractual arrangements. Certain manufacturers currently constitute the sole source for RSDL and episil®. For example, E-Z-EM Canada Inc. (dba Therapex) is our sole source manufacturer for RSDL. Because of contractual restraints and the lead-time necessary to obtain FDA approval of a new manufacturer, replacement of any of these manufacturers may be expensive and time consuming and may cause interruptions in our supply of these products to our customers.

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

If we are delayed or prevented from developing or commercializing a product candidate in a profitable manner, or if doing so requires us to incur significant unanticipated costs, our growth could be materially and adversely affected.

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

For certain of our Biodefense product candidates, we expect to rely on the Animal Rule to obtain approval. The Animal Rule permits, in certain limited circumstances, the use of animal efficacy studies, together with human clinical safety and immunogenicity trials, to support an application for marketing approval. For a product approved under the Animal Rule, certain additional post-marketing requirements apply. For example, to the extent feasible and ethical, applicants must conduct post-marketing studies, such as field studies, to verify and describe the drug's clinical benefit and to assess its safety when used as indicated. We have limited experience in the application of these rules to the product candidates that we are developing. It is possible that results from these animal efficacy studies may not be predictive of the actual efficacy of our product candidates in humans. Under the Project BioShield Act of 2004, the Secretary of HHS can contract to purchase countermeasures for the SNS prior to FDA approval of the countermeasure in specified circumstances. Project BioShield also allows the FDA commissioner to authorize the emergency use of medical products that have not yet been approved by the FDA under an Emergency Use Authorization, or EUA. If our Biodefense product candidates are not selected under this Project BioShield authority, they generally will have to be approved by the FDA through traditional regulatory mechanisms.

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

We continue to evaluate our business strategy and, as a result, may modify our strategy in the future. In this regard, we may, from time to time, focus our product development efforts on different product candidates or may delay or halt the development of various product candidates. For example, in February 2013, as a consequence of clinical trial results, we ceased further development work on MVA85A, our tuberculosis vaccine candidate. As a result of changes in our strategy, we may change or refocus our existing product development, commercialization and manufacturing activities. This could require changes in our facilities and our personnel. Any product development changes that we implement may not be successful. In particular, we may fail to select or capitalize on the most scientifically, clinically or commercially promising or profitable product candidates. Our decisions to allocate our research and development, management and financial resources toward particular product candidates or therapeutic areas may not lead to the development of viable commercial products and may divert resources from better opportunities. Similarly, our decisions to delay or terminate product development programs may also prove to be incorrect and could cause us to miss valuable opportunities.

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

We may not be able to obtain additional issued patents relating to our technology or products. Even if issued, patents may inadvertently lapse or be challenged, narrowed, invalidated or circumvented, which could limit our ability to stop competitors from marketing similar products or limit the duration of patent protection we may have for our products. We have in the past, and may in the future, abandon the prosecution and/or maintenance of a family of patent applications in the ordinary course of business. If these patent rights are later determined to be valuable or necessary to our business, our competitive position may be adversely affected. Changes in patent laws or administrative patent office rules or changes in interpretations of patent laws in the U.S. and in other countries may diminish the value of our intellectual property or narrow the scope of our patent protection, or result in costly defensive measures.

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

As of July 31, 2014, our total consolidated indebtedness was $251 million, including $250 million of our obligations under our senior convertible notes. Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the senior convertible notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

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

In addition to our current debt, we also have a senior secured revolving credit facility with available capacity of up to $100 million effective until December 11, 2018 (or such earlier date to the extent required by the terms of this facility). We may seek additional debt financing to support our ongoing activities or to provide additional financial flexibility. Debt financing could have significant adverse consequences for our business, including:

▪	requiring us to dedicate a substantial portion of any cash flow from operations to payment on our debt, which would reduce the amounts available to fund other corporate initiatives;
▪	increasing the amount of interest that we have to pay on debt with variable interest rates, if market rates of interest increase;
▪	subjecting us, as under our senior secured revolving credit facility, to restrictive covenants that may reduce our ability to take certain corporate actions, acquire companies, products or technology, or obtain further debt financing;
▪	requiring us to pledge our assets as collateral, which could limit our ability to obtain additional debt financing;
▪	limiting our flexibility in planning for, or reacting to, general adverse economic and industry conditions; and
▪	placing us at a competitive disadvantage compared to our competitors that have less debt, better debt servicing options or stronger debt servicing capacity.

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

As of June 30, 2014, we had approximately $246.4 million of cash, cash equivalents and accounts receivable. Our future capital requirements will depend on many factors, including, among others:

▪	the level, timing and cost of product sales;
▪	the extent to which we acquire or invest in companies, businesses, products or technologies;
▪	the acquisition of new facilities and capital improvements to new or existing facilities;
▪	the payment obligations under our indebtedness;
▪	the scope, progress, results and costs of our development activities;
▪	our ability to obtain funding from collaborative partners, government entities and non-governmental organizations for our development programs; and
▪	the costs of commercialization activities, including product marketing, sales and distribution.

If our capital resources are insufficient to meet our future capital requirements, we will need to finance our cash needs through public or private equity or debt offerings, bank loans or collaboration and licensing arrangements. We have an effective shelf registration statement on file with the Securities and Exchange Commission, effective until June 2015 that allows us to issue up to an aggregate of $180 million of equity, debt and certain other types of securities through one or more future offerings. If we raise funds by issuing equity securities, our stockholders may experience dilution. Public or bank debt financing, if available, may involve agreements that include covenants, like those contained in our senior secured revolving credit facility, limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, pursuing acquisition opportunities or declaring dividends. If we raise funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish valuable rights to our technologies or product candidates or grant licenses on terms that may not be favorable to us. We are not restricted under the terms of the indenture governing our senior convertible notes from incurring additional debt, securing existing or future debt, recapitalizing our debt or taking a number of other actions that could have the effect of diminishing our ability to make payments on our indebtedness.

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

Mr. El-Hibri has the ability to significantly influence the election of the members of our Board of Directors due to his significant beneficial ownership of our common stock. As of July 31, 2014, Mr. El-Hibri was the beneficial owner of approximately 16% of our outstanding common stock. Because of Mr. El-Hibri's significant beneficial ownership of our common stock, Mr. El-Hibri also has the ability to delay or prevent a change of control of us that may be favored by other directors or stockholders and otherwise exercise substantial control over all corporate actions requiring board or stockholder approval, including any amendment of our certificate of incorporation or by-laws. The control by Mr. El-Hibri may prevent other stockholders from influencing significant corporate decisions. In addition, Mr. El-Hibri's significant beneficial ownership of our shares could present the potential for a conflict of interest.

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

Our stock price has been, and is likely to continue to be, volatile. The market price of our common stock could fluctuate significantly for many reasons, including in response to the risks described in this "Risk Factors" section, or for reasons unrelated to our operations, such as reports by industry analysts, investor perceptions or negative announcements by our customers, competitors or suppliers regarding their own performance, as well as industry conditions and general financial, economic and political instability. From November 15, 2006, when our common stock first began trading on the New York Stock Exchange, through July 31, 2014, our common stock has traded as high as $28.48 per share and as low as $4.40 per share. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price of our common stock may be influenced by many factors, including, among others:

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales or the perception in the market that the holders of a large number of shares intend to sell shares could reduce the market price of our common stock. Moreover, holders of an aggregate of approximately 6 million shares of our common stock outstanding as of July 31, 2014, have the right to require us to register these shares of common stock under specified circumstances. In 2012, the SEC declared effective our shelf registration statement that included registration of up to 3 million of these shares to be sold by these holders from time to time.

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

EMERGENT BIOSOLUTIONS INC.

By: /s/ Daniel J. Abdun-Nabi
Daniel J. Abdun-Nabi
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2014

By: /s/ Robert G. Kramer
Robert G. Kramer
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Date: August 7, 2014

EXHIBIT INDEX

Exhibit Number	Description
10
Third Amended and Restated Emergent BioSolutions Inc. 2006 Stock Incentive Plan (incorporated by reference to Appendix A to the Company's definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on April 7, 2014).

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

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language):
(i) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2014 and June 30, 2013;
(ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2014 and 2013;
(iii) Condensed Consolidated Balance Sheets at June 30, 2014 and December 31, 2013;
(iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013; and
(v) Notes to Consolidated Financial Statements.

In Accordance with Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.

#Filed herewith.