Form 10-Q
period 2014-09-30
Emergent BioSolutions Inc.
filed 2014-11-10
CIK 1367644

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of October 31, 2014, the registrant had 37,552,024 shares of common stock outstanding.
.

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
Signatures
Exhibit Index

BioThrax® (Anthrax Vaccine Adsorbed), RSDL® (Reactive Skin Decontamination Lotion Kit), BAT™ [Botulism Antitoxin Heptavalent (A,B,C,D,E,F,G)-(Equine)], HepaGam B® [Hepatitis B Immune Globulin Intravenous (Human)], VARIZIG® [Varicella Zoster Immune Globulin (Human)], WinRho® SDF [Rh0 (D) Immune Globulin Intravenous (Human)],  NuThrax™ (anthrax vaccine adsorbed with CPG 7909 adjuvant), PreviThrax™ (recombinant protective antigen anthrax vaccine, purified) and any and all Emergent BioSolutions Inc. brands, products, services and feature names, logos and slogans are trademarks or registered trademarks of Emergent BioSolutions Inc. or its subsidiaries in the United States or other countries. Episil® (oral liquid) is a trademark of Camurus AB. All rights reserved. All other brands, products, services and feature names or trademarks are the property of their respective owners.

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

There are a number of important factors that could cause our actual results to differ materially from those indicated by such forward-looking statements, including, among others:

▪	appropriations for the procurement of BioThrax® (Anthrax Vaccine Adsorbed), our FDA-approved anthrax vaccine;
▪	our ability to successfully integrate our acquisitions of Cangene Corporation and the Healthcare Protective Products Division of Bracco Diagnostics Inc., and realize the benefits of these acquisitions;
▪	our ability to perform under our contracts with the U.S. government related to BioThrax, including the timing of deliveries;
▪	our ability to obtain new BioThrax sales contracts or modifications to existing contracts;
▪	the availability of funding for our U.S. government grants and contracts;
▪	our ability to successfully execute our growth strategy and achieve our financial and operational goals;
▪	our ability to successfully integrate and develop the products or product candidates, programs, operations and personnel of any entities or businesses that we acquire;
▪	our ability to perform under our contract with the U.S. government to develop and obtain regulatory approval for large-scale manufacturing of BioThrax in Building 55, our large-scale vaccine manufacturing facility in Lansing, Michigan;
▪	our ability to identify and acquire companies or in-license products or late-stage product candidates that satisfy our selection criteria;
▪	our ability to realize synergies and benefits from an acquisition or in-licenses within expected time periods or at all;
▪	our ability to selectively enter into collaboration arrangements;
▪	our ability to achieve milestones in our out-license and collaboration contracts;
▪	our ability to obtain and maintain intellectual property protection for our products and product candidates;
▪	our ability and plans to expand our manufacturing facilities and capabilities;
▪	our ability to meet operating and financial restrictions placed on us and our subsidiaries under our senior secured credit facility;
▪	the rate and degree of market acceptance and clinical utility of our products;
▪	the success of our ongoing and planned development programs, non-clinical activities and clinical trials of our product candidates;
▪	the timing of and our ability to obtain and maintain regulatory approvals for our product candidates;
▪	the success of our commercialization, marketing and manufacturing capabilities and strategy; and
▪	the accuracy of our estimates regarding expenses, future revenues, capital requirements and needs for additional financing.

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

PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

Emergent BioSolutions Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share and per share data)

	September 30, 2014	December 31, 2013
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$242,249	$179,338
Accounts receivable	44,111	60,587
Inventories	62,533	14,643
Income tax receivable, net	8,262	5,651
Prepaid expenses and other current assets	26,477	12,896
Total current assets	383,632	273,115

Property, plant and equipment, net	304,211	264,240
In-process research and development	50,300	41,800
Intangible assets, net	64,464	30,148
Goodwill	41,301	13,954
Deferred tax assets-long-term, net	17,043	-
Other assets	8,340	3,373

Total assets	$869,291	$626,630

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$39,351	$27,521
Accrued expenses and other current liabilities	4,688	1,252
Accrued compensation	26,850	24,615
Contingent purchase consideration, current portion	2,488	1,341
Provisions for chargebacks	2,139	-
Deferred tax liability-current portion, net	88	88
Deferred revenue, current portion	5,813	1,834
Total current liabilities	81,417	56,651

Contingent purchase consideration, net of current portion	16,745	15,278
Long-term indebtedness	251,000	62,000
Deferred tax liability-long-term, net	-	1,419
Deferred revenue, net of current portion	5,815	-
Other liabilities	1,176	2,117
Total liabilities	356,153	137,465

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.001 par value; 15,000,000 shares authorized, 0 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized, 37,960,977 shares issued and 37,548,024 shares outstanding at September 30, 2014; 37,036,996 shares issued and 36,624,043 shares outstanding at December 31, 2013	38	37
Treasury stock, at cost, 412,953 common shares at both September 30, 2014 and December 31, 2013	(6,119)	(6,119)
Additional paid-in capital	264,877	247,637
Accumulated other comprehensive loss	(3,810)	(3,465)
Retained earnings	258,152	251,528
Total Emergent BioSolutions Inc. stockholders' equity	513,138	489,618
Noncontrolling interest in subsidiaries	-	(453)
Total stockholders' equity	513,138	489,165
Total liabilities and stockholders' equity	$869,291	$626,630

The accompanying notes are an integral part of these consolidated financial statements

Emergent BioSolutions Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Unaudited)		(Unaudited)
Revenues:
Product sales	$84,457	$76,297	$198,493	$172,252
Contract manufacturing	9,433	-	21,346	-
Contracts, grants and collaborations	44,064	12,805	82,324	42,386
Total revenues	137,954	89,102	302,163	214,638

Operating expense:
Cost of product sales and contract manufacturing	32,423	20,063	85,927	42,706
Research and development	44,207	28,937	111,864	89,939
Selling, general and administrative	30,292	21,955	90,936	62,484
Income from operations	31,032	18,147	13,436	19,509

Other income (expense):
Interest income	59	88	130	121
Interest expense	(1,810)	-	(7,066)	(14)
Other income (expense), net	420	58	2,254	93
Total other income (expense)	(1,331)	146	(4,682)	200

Income before provision for income taxes	29,701	18,293	8,754	19,709
Provision for income taxes	7,869	4,802	2,129	4,667
Net income	21,832	13,491	6,625	15,042
Net loss attributable to noncontrolling interest	-	-	-	871
Net income attributable to Emergent BioSolutions Inc.	$21,832	13,491	$6,625	$15,913

Income per share - basic	$0.58	$0.37	$0.18	$0.44
Income per share - diluted	$0.49	$0.36	$0.17	$0.44

Weighted-average number of shares - basic	37,507,220	36,272,579	37,261,357	36,129,183
Weighted-average number of shares - diluted	46,557,163	37,015,529	37,885,194	36,504,230

The accompanying notes are an integral part of these consolidated financial statements

Emergent BioSolutions Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Unaudited)		(Unaudited)

Net income attributable to Emergent BioSolutions Inc.	$21,832	$13,491	$6,625	$15,913
Foreign currency translations, net of tax	(559)	11	(345)	627
Comprehensive income	$21,273	$13,502	$6,280	$16,540

The accompanying notes are an integral part of these consolidated financial statements

Emergent BioSolutions Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:	(Unaudited)
Net income	$6,625	$15,042
Adjustments to reconcile to net cash provided by operating activities:
Stock-based compensation expense	9,454	8,459
Depreciation and amortization	24,286	13,547
Current and deferred income taxes	1,817	4,667
Non-cash development expenses from joint venture	-	(348)
Change in fair value of contingent purchase consideration	3,216	349
Write off of debt issuance costs	1,831	-
Excess tax benefits from stock-based compensation	(5,566)	(1,949)
Other	541	(19)
Changes in operating assets and liabilities:
Accounts receivable	36,106	65,950
Inventories	4,729	(1,164)
Income taxes	(4,447)	(6,927)
Prepaid expenses and other assets	(10,845)	(3,532)
Accounts payable	(11,176)	(1,622)
Accrued expenses and other liabilities	1,026	(240)
Accrued compensation	(208)	(4,164)
Provision for chargebacks	(308)	-
Deferred revenue	3,416	278
Net cash provided by operating activities	60,497	88,327
Cash flows from investing activities:
Purchases of property, plant and equipment	(14,621)	(34,420)
Acquisition of Healthcare Protective Products Division	-	(24,120)
Acquisition of Cangene Corporation, net of acquired cash	(178,167)	-
Net cash used in investing activities	(192,788)	(58,540)
Cash flows from financing activities:
Proceeds from convertible debenture, net of debt issuance costs	241,654	-
Proceeds from other long-term debt obligations	1,000	-
Issuance of common stock subject to equity programs	10,656	2,505
Excess tax benefits from stock-based compensation	5,566	1,949
Principal payments on long-term indebtedness	(62,000)	(3,352)
Contingent obligation payments	(1,691)	-
Net cash provided by financing activities	195,185	1,102

Effect of exchange rate changes on cash and cash equivalents	17	6

Net increase in cash and cash equivalents	62,911	30,895
Cash and cash equivalents at beginning of period	179,338	141,666
Cash and cash equivalents at end of period	$242,249	$172,561

The accompanying notes are an integral part of these consolidated financial statements.

EMERGENT BIOSOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Summary of significant accounting policies

Basis of presentation and consolidation

The accompanying unaudited consolidated financial statements include the accounts of Emergent BioSolutions Inc. (the "Company" or "Emergent") and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

In the opinion of the Company's management, any adjustments contained in the accompanying unaudited consolidated financial statements are of a normal recurring nature, and are necessary to present fairly the financial position of the Company as of September 30, 2014; the results of operations and comprehensive income for the three and nine months ended September 30, 2014 and 2013; and cash flows for the nine months ended September 30, 2014 and 2013. Interim results are not necessarily indicative of results that may be expected for any other interim period or for an entire year.

There have been no significant changes to the Company's summary of significant accounting policies, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC, during the nine months ended September 30, 2014, except for additions to the Company's accounting policies for revenue recognition and inventories related to the Cangene Corporation ("Cangene") acquisition (Note 2) and revenue recognition for the MorphoSys AG ("MorphoSys") collaboration (Note 4).

Revenue recognition

The Company recognizes revenues from product sales if four basic criteria have been met:

▪	there is persuasive evidence of an arrangement;
▪	delivery has occurred or title has passed to the Company's customer;
▪	the fee is fixed or determinable; and
▪	collectability is reasonably assured.

All revenues from product sales are recorded net of applicable allowances for sales rebates, special promotional programs, and discounts. The Company estimates allowances for revenue reducing obligations using a combination of information received from third parties including market data, inventory reports from major wholesalers, historical information and analysis. These estimates are subject to the inherent limitations of estimates that rely on third-party data, as certain third-party information may itself rely on estimates and reflect other limitations. Provisions for estimated rebates and other allowances, such as discounts and promotional and other credits, are estimated based on historical payment experience, historical relationship to revenues, estimated customer inventory levels and contract terms, and actual discounts offered.

The Company markets and sells its Biosciences products through commercial wholesalers (direct customers) who purchase the products at a price referred to as the wholesale acquisition cost ("WAC"). Additionally, the Company enters into agreements with indirect customers for a contracted price that is less than the WAC. The indirect customers, such as group-purchasing organizations, physician practice-management groups and hospitals, purchase the Company's products from the wholesalers. Under these agreements with wholesalers, the Company guarantees to credit them for the difference between the WAC and the indirect customers' contracted price. This credit is referred to as a chargeback. Adjustments to the Company's chargeback provisions are made periodically to reflect new facts and circumstances that may indicate that historical experience may not be indicative of current and/or future results. The Company makes subjective judgements primarily based on its evaluation of current market conditions and trade inventory levels related to the Company's products. This evaluation may result in an increase or decrease in the experience rate that is applied to current and future sales, or as an adjustment to past sales, or both.

The Company analyzes its multiple element revenue-generating arrangements to determine whether the elements can be separated and accounted for individually as separate units of accounting. An item can generally be considered a separate unit of accounting if both of the following criteria are met: the delivered item(s) has value to the customer on a stand-alone basis and if the arrangement includes a general right of return and delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the Company. Items that cannot be divided into separate units are combined with other units of accounting, as appropriate. Consideration received is allocated among the separate units based on the unit's relative selling price and is recognized when the appropriate revenue recognition criteria are met. The Company deems services to be rendered if no continuing obligation exists on the part of the Company.

Revenue associated with non-refundable upfront license fees that can be treated as a single unit of accounting are recognized when all ongoing obligations have been delivered. Revenue associated with non-refundable upfront license fees under arrangements where the license fees and research and development activities cannot be accounted for as separate units of accounting are deferred and recognized as revenue either on a straight-line basis over the Company's continued involvement in the research and development process or based on the proportional performance of the Company's expected future obligations under the contract. Revenues from the achievement of research and development milestones, if deemed substantive, are recognized as revenue when the milestones are achieved, and the milestone payments are due and collectible. If not deemed substantive, the Company would recognize such milestone as revenue on a straight-line basis over the remaining expected term of continued involvement in the research and development process or based on the proportional performance of the Company's expected future obligations under the contract..

The Company generates revenues from its August 2014 collaboration agreement with MorphoSys. The collaboration provides for sharing of development and clinical costs, with the Company responsible for 36% of such costs and MorphoSys responsible for the remainder. In the event the Company's share of the total cost for a given quarter exceeds 36% of the total costs for the project, the Company records a net receivable in its financial statements equal to the difference between the Company's costs and 36% of the total costs for the period, and reduces research and development expense in this amount. If the Company's share of the cost for the quarterly period is less than 36% of the total costs for the project, the Company records a net payable in its financial statements equal to the difference between the Company's costs and 36% of the total costs, and records additional research and development expenses in this amount.

Inventories

Inventories are stated at the lower of cost or market with cost being determined using a standard cost method, which approximates average cost. Average cost consists primarily of material, labor and manufacturing overhead expenses (including fixed production-overhead costs) and includes the services and products of third party suppliers. The Company analyzes its inventory levels quarterly and writes down, in the applicable period, inventory that has become obsolete, inventory that has a cost basis in excess of its expected net realizable value and inventory in excess of expected customer demand. The Company also writes off, in the applicable period, the costs related to expired inventory. Costs of purchased inventories are recorded using weighted-average costing. The Company determines normal capacity for each production facility and allocates fixed production-overhead costs on that basis.

2. Acquisitions

Cangene Corporation

On February 21, 2014, the Company acquired 100% of the voting interest of Cangene for $3.24 per share in cash (on a fully-diluted basis), which represents a total purchase price of $221.8 million. This transaction was accounted for by the Company under the acquisition method of accounting, with the Company as the acquirer. Under the acquisition method of accounting, the assets and liabilities of Cangene were recorded as of the acquisition date, at their respective fair values, and combined with those of the Company. This acquisition diversified the product portfolio of the Company's Biodefense and Biosciences divisions and expanded the Company's manufacturing capabilities.

The table below summarizes the preliminary allocation of the purchase price based upon estimated fair values of assets acquired and liabilities assumed at February 21, 2014. As of the date of this filing, the valuation of acquired intangible assets, deferred taxes and other fair value adjustments are not complete as the Company is obtaining and analyzing additional information related to the aforementioned items. As such, the purchase price allocation is subject to change.

(in thousands)	February 21, 2014

Fair value of tangible assets acquired and liabilities assumed:
Cash	$43,631
Accounts receivable	19,649
Inventory (i)	52,619
Prepaid expenses and other assets	2,375
Property, plant and equipment	40,264
Deferred taxes, net	18,371
Income tax receivable	2,940
Accounts payable and accrued liabilities	(22,918)
Provision for chargebacks	(2,447)
Contingent purchase consideration	(1,089)
Deferred revenue	(6,378)
Total fair value of tangible assets acquired and liabilities assumed	147,017

Acquired in-process research and development	8,500
Acquired intangible assets	40,400
Goodwill	25,883
Total purchase price	$221,800

(i) Acquired inventory reflects a $6.2 million adjustment to record inventory at fair value, referred to as a step-up adjustment. The $6.2 million step-up is estimated to be amortized through cost of product sales and contract manufacturing over the next five years based on expected inventory turnover, which will increase cost of product sales and contract manufacturing during such period.

            During the three months ended September 30, 2014 the Company updated its fair value determination for contingent purchase consideration and the provision for chargebacks resulting in a reduction to goodwill of $5.9 million and a reduction to contingent purchase consideration and the provision of chargebacks.

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

A portion of the assets acquired from Cangene consisted of intangible assets. The Marketed Products intangible asset consists of WinRho® SDF [Rho(D) Immune Globulin Intravenous (Human)] and VARIZIG® (Varicella Zoster Immune Globulin (Human)]. The Licensed Products intangible asset primarily consists of HepaGam B® (Hepatitis B Immune Globulin Intravenous (Human). The Biodefense intangible asset consist of BATTM [Botulism Antitoxin Heptavalent (A, B, C, D, E, F, G)-Equine], AIGIV (Anthrax Immune Globulin Intravenous (Human)) and VIGIV (Vaccinia Immune Globulin Intravenous (Human)). The Contract Manufacturing intangible asset is primarily related to contract manufacturing contracts with current and expected future third-party customers.

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

The Company estimated the fair value of the Contract Manufacturing intangible asset using the income approach with a present value discount rate of 15%, which is based on the estimated weighted-average cost of capital for companies with profiles substantially similar to that of Cangene. This is comparable to the estimated internal rate of return for the acquisition and represents the rate that market participants would use to value this intangible asset. The projected cash flows from the Contract Manufacturing intangible asset were based on key assumptions including: estimates of revenues and operating profits; and viability of attaining/maintaining future third-party manufacturing relationships with the Company's customers.

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

The weighted average amortization period of the intangible assets from the Cangene acquisition is 115 months. For the three and nine months ended September 30, 2014, the Company recorded amortization expense of $1.0 million and $2.6 million, respectively, for intangible assets acquired from Cangene, which has been recorded in cost of product sales and contract manufacturing. Amortization expense of $620,000 and $1.5 million, respectively, was recorded within the Biosciences segment for the three and nine months ended September 30, 2014. Amortization expense of $425,000 and $1.0 million, respectively, was recorded within the Biodefense segment for the three and nine months ended September 30, 2014.

The intangible asset associated with in-process research and development ("IPR&D") acquired from Cangene is the IXINITY product candidate. Management determined that the estimated acquisition-date fair value of intangible assets related to IPR&D was $8.5 million. The estimated fair value was determined using the income approach, which discounts expected future cash flows to present value. The Company estimated the fair value using a present value discount rate of 16%, which is based on the estimated weighted-average cost of capital for companies with that profiles substantially similar to that of Cangene and IPR&D assets at a similar stage of development as IXINITY. This is comparable to the estimated internal rate of return for the acquisition and represents the rate that market participants would use to value the IPR&D. The projected cash flows for IXINITY was based on key assumptions including: estimates of revenues and operating profits, considering its stage of development on the acquisition date; the time and resources needed to complete the development and approval of the product candidate; the life of the potential commercialized product and associated risks, including the inherent difficulties and uncertainties in developing a product candidate, such as obtaining marketing approval from the U.S. Food and Drug Administration ("FDA") and other regulatory agencies; and risks related to the viability of and potential for alternative treatments in any future target markets. IPR&D assets are considered to be indefinite-lived until the completion or abandonment of the associated research and development efforts (see Note 6).

The Company recorded approximately $25.9 million in goodwill related to the Cangene acquisition, representing the purchase price paid in the acquisition that was in excess of the fair value of the tangible and intangible assets acquired. None of the goodwill generated from the Cangene acquisition is expected to be deductible for tax purposes.

The Company has incurred transaction costs related to the Cangene acquisition of approximately $3.7 million for the nine months ended September 30, 2014, which has been recorded in selling, general and administrative expenses within the Company's Biosciences segment. The Company has incurred to date a total of $7.0 million in transaction costs associated with the Cangene acquisition through September 30, 2014, of which $3.3 million was incurred in the second half of 2013.

From the date of acquisition to September 30, 2014, the Company has recognized revenue of $82.1 million and a net loss attributable to Emergent BioSolutions Inc. of $4.8 million from the operations of Cangene.

The following pro forma information is presented as if the acquisition had occurred on January 1, 2013, and combines the historical results of operations of the Company and Cangene for the nine month periods ended September 30, 2014 and 2013.

	September 30,
(in thousands)	2014	2013
Pro forma revenue	$329,642	$304,164
Pro forma net income	$9,109	$468

Healthcare Protective Products Division

On August 1, 2013, the Company acquired substantially all of the assets and liabilities of Healthcare Protective Products Division ("HPPD"), a division of Bracco Diagnostics Inc. ("Bracco"), for $25.9 million in cash along with contingent purchase consideration obligations to Bracco. The assets and liabilities acquired include HPPD's product, RSDL, and a majority of the customer and distributor agreements associated with RSDL along with $1.5 million of manufacturing equipment. In addition, the Company assumed a $1.5 million liability associated with the Canadian Technology Development Fund ("TDF"). The acquisition diversified the product portfolio of the Biodefense segment by adding product sales from RSDL.

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

The total purchase price is summarized below:

(in thousands)
Amount of cash paid to Bracco Diagnostics Inc.	$25,873
Fair value of contingent purchase consideration at date of acquisition	16,232
Total purchase price	$42,105

The table below summarizes the allocation of the purchase price based upon fair values of assets acquired and liabilities assumed at August 1, 2013.

(in thousands)
Acquired intangible assets	$32,099
Goodwill	9,916
Acquired equipment	1,543
Other	11
Assumed liabilities	(1,464)
Total purchase price	$42,105

During the nine months ended September 30, 2014, the Company updated its purchase price to include an assumed liability from the TDF resulting in additional goodwill of $1.5 million.

A substantial portion of the assets acquired from Bracco consisted of intangible assets associated with RSDL. As of the date of acquisition, the Company recorded intangible assets of approximately $28.6 million related to RSDL, which is being amortized over 8 years, and $3.5 million related to a manufacturing agreement with Bracco, which is being amortized over 3 years. For the three and nine months ended September 30, 2014, the Company recorded $1.2 million and $3.5 million, respectively, of amortization expense for intangible assets acquired from Bracco which was recorded in cost of product sales and contract manufacturing within the Company's Biodefense segment. The weighted average remaining amortization period for the intangible assets is 77 months.

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

3. Fair value measurements

  The following table represents the Company's fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis:

	At September 30, 2014
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment in money market funds (1)	$154,669	$-	$-	$154,669
Total assets	$154,669	$-	$-	$154,669

Liabilities:
Contingent purchase consideration	$-	$-	$19,233	$19,233
Total liabilities	$-	$-	$19,233	$19,233

	At December 31, 2013
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment in money market funds (1)	$37,701	$-	$-	$37,701
Total assets	$37,701	$-	$-	$37,701

Liabilities:
Contingent purchase consideration	$-	$-	$16,619	$16,619
Total liabilities	$-	$-	$16,619	$16,619

(1) Included in cash and cash equivalents in accompanying consolidated balance sheets.

For the periods ended September 30, 2014 and 2013, the Company did not have any transfers between Level 1 and Level 2 assets or liabilities.

The fair value of contingent purchase consideration obligations are based on management's assessment of changes as a result of adjustments to the discount rates and updates in the assumed and actual achievement of future net sales for RSDL and HepaGam B, which are inputs that have no observable market (Level 3). For the three and nine months ended September 30, 2014, the contingent purchase consideration obligation increased by $1.6 million and  $3.2 million, respectively, primarily due to an adjustment to the actual and expected timing of RSDL and HepaGam B sales. This increase resulted in a charge that is classified in the Company's statement of operations as cost of product sales and contract manufacturing.

The following table is a reconciliation of the beginning and ending balance of the liabilities measured at fair value using significant unobservable inputs (Level 3) during the nine months ended September 30, 2014.
(in thousands)
Balance at December 31, 2013	$16,619
Expense (income) included in earnings	3,216
Settlements	(1,691)
Purchases, sales and issuances	1,089
Transfers in/(out) of Level 3	-
Balance at September 30, 2014	$19,233

Separate disclosure is required for assets and liabilities measured at fair value on a recurring basis from those measured at fair value on a nonrecurring basis. During the nine months ended September 30, 2014, the assets acquired and liabilities assumed as part of the Cangene acquisition (Note 2) and the evaluation of the IXINITY IPR&D asset for impairment (Note 6) were measured at fair value on a nonrecurring basis. During the nine months ended September 30, 2013, the Company had no assets or liabilities that were measured at fair value on a nonrecurring basis.

4. MorphoSys collaboration agreement

In August 2014, the Company entered into a collaboration agreement ("MorphoSys Agreement") with MorphoSys for the joint worldwide development and commercialization of MOR209/ES414, a targeted immunotherapeutic protein, constructed using the Company's proprietary ADAPTIR technology platform, which activates host T-cell immunity specifically against prostate cancer cells expressing prostate specific membrane antigen, an antigen commonly overexpressed on prostate cancer cells.

In accordance with the terms of the MorphoSys Agreement, the Company received a nonrefundable $20 million upfront payment and may receive up to $163 million in additional contingent payments, of which $80.0 million and $83.0 million, respectively, are due upon the achievement of specified development and regulatory milestones. The Company has determined that payments for the achievement of the development and regulatory milestones identified in the agreement that may become due will be deemed substantive milestones and will be accounted for as revenue in the period in which the milestone is achieved.

MorphoSys and the Company will jointly fund further development of MOR209/ES414, with the Company responsible for 36% of the total development cost and MorphoSys responsible for the remainder. The Company's funding requirement is capped at $186 million. The Company will retain commercialization rights in the U.S. and Canada, with a tiered royalty obligation to MorphoSys, ranging from mid-single digits up to 20%. MorphoSys will gain worldwide commercialization rights excluding the U.S. and Canada, with a low single digit royalty obligation to the Company.The Company's current obligations under the collaboration includes the performance of non-clinical, clinical, manufacturing and regulatory activities.

The Company has evaluated the MorphoSys Agreement and determined that it is a revenue arrangement with multiple deliverables, or performance obligations.The Company determined there were two units of accounting under the collaboration agreement with MorphoSys: (1) the delivered license to further develop and commercialize MOR209/ES414 and (2) undelivered items related to development services. The Company determined that the license had standalone value as the drug candidate has been developed and is currently Phase I clinical trial ready, MorphoSys possesses the knowledge, technology, skills, experience and infrastructure necessary to complete all further development of the drug through commercialization, and additionally MorphoSys has the right to further sublicense the product. The Company allocated the $20 million upfront payment to the two units of accounting using the relative selling price method. The Company determined the estimated selling price for the license using the income approach and a discount rate of 12%. The estimated selling price includes unobservable inputs (Level 3), such as estimates of revenues and operating margins; the time and resources needed to complete the development and approval of the product candidate; and the risk related to the viability of and potential for alternative treatments. The Company determined the estimated selling price of the development services unit of accounting based on the estimated number of full-time equivalent personnel at the contractual rate as defined in the MorphoSys Agreement, which represents the approximate terms of other service related contracts both entered by the Company and observed generally through other collaboration negotiations. The allocation resulted in $15.3 million of the upfront payment being allocated to the license and $4.7 million being allocated to the development services. The Company determined the license fee unit of accounting was delivered on the date the MorphoSys agreement was executed and therefore has recognized revenue of $15.3 million, which is included in contracts, grants and collaborations revenues within the Company's Biosciences segment. Revenue related to the undelivered item will be recognized as the services are performed. The current estimated service period for the undelivered item under the MorphoSys Agreement is through 2022.

The amount allocable to the units of accounting is limited to the amount that is not contingent upon the delivery of additional items or meeting other specified performance conditions (the noncontingent amount). As such, the Company excluded from the allocable arrangement consideration the milestone payments and royalties regardless of the probability of receipt.

As of September 30, 2014, accounts receivable related to the MorphoSys Agreement was $450,000. As of September 30, 2014, deferred revenue related to the MorphoSys Agreement consisted of $590,000 and $4.1 million of current and long-term deferred revenue, respectively.

5. Inventories

Inventories consist of the following:

	September 30,	December 31,
(in thousands)	2014	2013
Raw materials and supplies	$16,089	$2,656
Work-in-process	31,383	9,819
Finished goods	15,061	2,168
Total inventories	$62,533	$14,643

6. Intangible assets, in-process research and development and goodwill

As of September 30, 2014, the Company had $50.3 million of IPR&D assets, which are included in the Biosciences business segment. This includes $41.8 million related to the Company's otlertuzumab product candidate and $8.5 million related to the Company's IXINITY product candidate. On July 29, 2014, the FDA issued a complete response letter for the New Drug Application ("NDA") of IXINITY. The complete response letter requested additional analyses of data from completed studies and noted deficiencies in the chemistry, manufacturing, and controls section of the license application, all of which must be resolved before approval can be granted by the FDA. The Company determined that the FDA's response to its NDA is a potential indicator of impairment of the related IXINITY IPR&D asset. The Company performed its interim impairment analysis and concluded its estimated fair value for the IXINITY IPR&D asset was in excess of carrying value, therefore the Company determined there was no impairment of the IXINITY IPR&D asset as of September 30, 2014. The determination of fair value involved unobservable inputs, such as estimates of future revenues and operating profits, probabilities of success and discount rates. The Company believes these inputs represent the highest and best use of the IXINITY IPR&D asset.

Intangible assets consist of the following:
		Manufacturing	Corporate	Marketed	Licensed	Biodefense	Contract
(in thousands)	RSDL	Agreement	Tradename	Products	Products	Products	Manufacturing	Total
Cost basis
Balance at December 31, 2013	$28,621	$3,478	$-	$-	$-	$-	$-	$32,099
Additions	-	-	2,800	8,300	3,300	20,400	5,600	40,400
Balance at September 30, 2014	$28,621	$3,478	$2,800	$8,300	$3,300	20,400	$5,600	$72,499

Accumulated amortization
Balance at December 31, 2013	$(1,468)	$(483)	$-	$-	$-	$-	$-	$(1,951)
Amortization	(2,640)	(870)	(338)	(502)	(285)	(1,026)	(423)	(6,084)
Balance at September 30, 2014	$(4,108)	$(1,353)	$(338)	$(502)	$(285)	$(1,026)	$(423)	$(8,035)

Net book value at September 30, 2014	$24,513	$2,125	$2,462	$7,798	$3,015	$19,374	5,177	$64,464

The following table is a summary of changes in goodwill:

(in thousands)	Total
Cost basis
Balance at December 31, 2013	$13,954
Additions	27,347
Balance at September 30, 2014	$41,301

7. Long-term debt

On January 29, 2014, the Company issued $250.0 million aggregate principal amount of 2.875% Convertible Senior Notes due 2021 (the "Notes"). The Notes bear interest at a rate of 2.875% per year, payable semi-annually in arrears on January 15 and July 15 of each year, commencing July 15, 2014. The Notes mature on January 15, 2021, unless earlier purchased by the Company or converted. The conversion rate is equal to 30.8821 shares of common stock per $1,000 principal amount of notes (which is equivalent to an initial conversion price of approximately $32.38 per share of common stock). The conversion rate is subject to adjustment upon the occurrence of certain specified events but will not be adjusted for accrued and unpaid interest. The Company incurred approximately $8.3 million in debt issuance costs associated with the Notes, which has been capitalized on the consolidated balance sheets and is being amortized over seven years, using the effective interest method.

On December 11, 2013, the Company entered into a senior secured credit agreement (the "Credit Agreement") with three lending financial institutions (the "Lenders"), led by Bank of America, N.A., as administrative agent. The Credit Agreement originally provided for a revolving credit facility of up to $100.0 million through December 11, 2018 (or such earlier date required by the terms of the Credit Agreement) and a term loan facility of up to $125.0 million to be drawn in full, if at all, on or prior to March 31, 2014. In connection with the Credit Agreement, the Company borrowed $62.0 million under the revolving credit facility primarily to repay obligations under existing loan agreements. On January 29, 2014, in connection with the Company's issuance of the Notes, the unused $125.0 million term loan portion of the Credit Agreement terminated automatically in accordance with the terms of the Credit Agreement. In addition, following the closing of the Notes offering, the Company repaid the $62.0 million outstanding indebtedness under the revolving credit facility, which restored the full $100.0 million revolving credit capacity under this facility. In addition, during the nine months ended September 30, 2014, the Company expensed $1.8 million of debt issuance cost associated with the term loan facility. As of September 30, 2014, no amounts were drawn under the revolving credit facility.

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

The Credit Agreement, as amended, contains affirmative and negative covenants customary for financings of this type. Negative covenants in the Credit Agreement limit the Company's ability to, among other things: incur indebtedness (other than the issuance of the Notes) and liens; dispose of assets; make investments including loans, advances or guarantees; and enter into certain mergers or similar transactions. The Credit Agreement also contains financial covenants, tested quarterly and in connection with any triggering events under the Credit Agreement that include the maintenance of: (1) a minimum consolidated debt service coverage ratio of 2.50 to 1.00, (2) a maximum consolidated leverage ratio for the period ending on or prior to September 30, 2014 of 4.00 to 1.00, for the measurement period ending December 31, 2014 of 3.75 to 1.00, and thereafter of 3.50 to 1.00, (3) a maximum consolidated senior leverage ratio of 2.00 to 1.00 and (4) a minimum liquidity requirement of $50 million. Upon the occurrence and continuance of an event of default under the Credit Agreement, the commitments of the lenders to make loans under the Credit Agreement may be terminated and the Company's payment obligations under the Credit Agreement may be accelerated. The events of default under the Credit Agreement include, among others, subject in some cases to specified cure periods: payment defaults; inaccuracy of representations and warranties in any material respect; defaults in the observance or performance of covenants; bankruptcy and insolvency related defaults; the entry of a final judgment in excess of a threshold amount; change of control; and the invalidity of loan documents relating to the Credit Agreement.

8.  Equity awards

As of September 30, 2014, the Company had two stock-based employee compensation plans, the Third Amended and Restated Emergent BioSolutions Inc. 2006 Stock Incentive Plan (the "2006 Plan") and the Emergent BioSolutions Employee Stock Option Plan (the "2004 Plan") (together, the "Emergent Plans").

On May 22, 2014, the Company's shareholders approved an amendment to the 2006 Plan, which increased the number of shares of common stock available for issuance under plan awards by 4,000,000. As part of this amendment, awards of restricted stock units granted after May 22, 2014 are counted against the maximum aggregate number of shares of common stock available for issuance under the 2006 Plan as 2.3 shares of common stock for every one restricted stock unit granted. The maximum number of shares subject to awards that may be granted per year under the 2006 Plan to a single participant is 1,000,000.

The following is a summary of stock option award activity under the Emergent Plans:

	2006 Plan		2004 Plan
	Number of Shares	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2013	3,633,146	$17.01	53,156	$8.86	$23,148,738
Granted	1,116,721	27.49	-	-
Exercised	(663,256)	16.66	-	-
Forfeited	(92,549)	19.69	-	-
Outstanding at September 30, 2014	3,994,062	$19.94	53,156	$8.86	$14,289,421
Exercisable at September 30, 2014	2,086,114	$17.76	53,156	$8.86	$9,446,930

The following is a summary of restricted stock unit award activity under the 2006 Plan:

	Number of Shares	Weighted-Average Grant Price	Aggregate Intrinsic Value
Outstanding at December 31, 2013	789,951	$16.53	$18,246,611
Granted	558,362	27.49
Vested	(345,072)	17.76
Forfeited	(44,275)	19.66
Outstanding at September 30, 2014	958,966	$22.32	$20,435,565

9. Variable interest entities

In July 2008, the Company entered into a collaboration with the University of Oxford ("Oxford") and certain Oxford researchers to advance a vaccine product candidate for tuberculosis, resulting in the formation of the Oxford-Emergent Tuberculosis Consortium ("OETC"). The Company liquidated OETC during the nine month period ending September 30, 2014. In addition, the Company recorded an adjustment related to noncontrolling interest of $453,000 due to the liquidation. This expense was recorded as selling, general and administrative expense within the Company's Biosciences segment.

10. Earnings per share

For the three and nine month periods ended September 30, 2014 and 2013, basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.

For the three and nine month periods ended September 30, 2014, diluted earnings per share is computed using the if-converted method by dividing the adjusted net income by the weighted average number of shares of common stock outstanding during the period. The adjusted net income is adjusted for interest expense and amortization of debt issuance cost, both net of tax, associated with the Company's Notes. The weighted average number of shares-diluted is adjusted for the potential dilutive effect of the exercise of stock options and the vesting of restricted stock units along with the assumption of the conversion of the Notes, at the beginning of the period.

For the three and nine months ended September 30, 2013, diluted earnings per share is computed using the treasury method by dividing net income by the weighted average number of shares of common stock outstanding during the period, adjusted for the potential dilutive effect of other securities if such securities were converted or exercised.

The following table presents the calculation of basic and diluted net income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2014	2013	2014	2013
Numerator:
Net income	$21,832	$13,491	$6,625	$15,913
Interest expense applicable to convertible debt, net of tax	917	-	-	-
Amortization of debt issuance costs, net of tax	203	-	-	-
Adjusted net income	$22,952	$13,491	$6,625	$15,913

Denominator:
Weighted-average number of shares—basic	37,507,220	36,272,579	37,261,357	36,129,183
Dilutive securities—equity awards	954,639	742,950	623,837	375,047
Dilutive securities—convertible debt	8,095,304	-	-	-
Weighted-average number of shares—diluted	46,557,163	37,015,529	37,885,194	36,504,230

Income per share-basic	$0.58	$0.37	$0.18	$0.44
Income per share-diluted	$0.49	$0.36	$0.17	$0.44

For the nine months ended September 30, 2014, there were no adjustments to adjusted net income or dilutive securities associated with the Company's Notes as such adjustments would have been anti-dilutive. For the nine months ended September 30, 2014, outstanding stock options to purchase approximately 1.5 million shares of common stock, along with 8.1 million shares related to the Company's convertible debt, were excluded from the calculation of diluted earnings per share.

Stock options with exercise prices in excess of the average per share closing price during the period are not considered in the calculation of fully diluted earnings per share. For the three months ended September 30, 2014, approximately 1.5 million stock options were excluded from the calculation of diluted earnings per share. For the three and nine month periods ended September 30, 2013, approximately 1.4 million and 1.5 million stock options, respectively, were excluded from the calculation of diluted earnings per share.

11. Segment information

For financial reporting purposes, the Company reports financial information for two business segments: Biodefense and Biosciences. The Company's two business segments, or divisions, engage in business activities for which discrete financial information is provided to and resources are allocated by the chief operating decision maker. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. The Company's reportable segments are business units that offer different products and product candidates and are managed separately because they manufacture and develop distinct products with different manufacturing and development processes, along with having separate and distinct sales and marketing processes.

The Biodefense division is a specialty biopharmaceutical business focused on countermeasures that address Chemical, Biological, Radiological and Nuclear threats and consists of two business units: vaccines and therapeutics, and medical devices. Revenues in this segment are primarily from sales of the Company's FDA-licensed product, BioThrax® (Anthrax Vaccine Adsorbed), to the U.S. government. The Biosciences division is directed to commercial opportunities and primarily targets hematology/oncology, transplantation and infectious diseases, and consists of three business units, therapeutics, vaccines and contract manufacturing. The "All Other" segment relates to the general operating costs of the Company and includes costs of the centralized services departments, which are not allocated to the other segments, as well as spending on activities that are not classified as Biodefense or Biosciences.

	Reportable Segments
(in thousands)	Biodefense	Biosciences	All Other	Total
Three Months Ended September 30, 2014
External revenue	$104,130	$33,824	$-	$137,954
Net income (loss)	25,182	(496)	(2,854)	21,832
Three Months Ended September 30, 2013
External revenue	$89,102	$-	$-	$89,102
Net income (loss)	27,175	(12,491)	(1,193)	13,491

Nine Months Ended September 30, 2014
External revenue	$243,162	$59,001	$-	$302,163
Net income (loss)	56,305	(43,321)	(6,359)	6,625
Nine Months Ended September 30, 2013
External revenue	$213,663	$975	$-	$214,638
Net income (loss)	56,780	(38,019)	(2,848)	15,913

Note 12. Subsequent Events

In October 2014, the Company announced a plan to cease its product development activities in Munich, Germany, close its Princeton, New Jersey sales and marketing office, and sell its Henlow Bay development/manufacturing facility in Winnipeg, Canada. The key drivers for this restructuring include the following:

▪	Reprioritization of the Company's product development portfolio;
▪	Relocation of manufacturing development work for the Company's platform products;
▪	Centralization of laboratory work; and
▪	Centralization of sales and marketing activities.

The restructuring entails a headcount reduction, sale of facilities and equipment, and the potential impairment of leasehold improvements and certain other equipment. The Company expects to complete this restructuring in the first half of 2015, and estimates that the total cost of the restructuring will be up to $5.0 million.

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

On February 21, 2014, we acquired Cangene Corporation, or Cangene, for approximately $222 million. As a result of the acquisition, we added seven revenue-generating products. In the Biodefense segment, we added three products: BATTM [Botulism Antitoxin Heptavalent (A, B, C, D, E, F, G)-Equine], AIGIV (Anthrax Immune Globulin Intravenous (Human)) and VIGIV (Vaccinia Immune Globulin Intravenous (Human)). In the Biosciences segment, we added four products: WinRho® SDF [Rho(D) Immune Globulin Intravenous (Human)], HepaGam B® (Hepatitis B Immune Globulin Intravenous (Human)), VARIZIG® (Varicella Zoster Immune Globulin (Human)) and episil® (oral liquid).

Our Biodefense division is a specialty biopharmaceutical business focused on countermeasures (vaccines, therapeutics and medical devices) that address Chemical, Biological, Radiological and Nuclear, or CBRN, threats. The U.S. government is the primary purchaser of our Biodefense products, and often provides us with substantial funding for the development of our Biodefense product candidates. Our Biodefense product portfolio consists of five revenue-generating products, including BioThrax® (Anthrax Vaccine Adsorbed), the only vaccine approved by the U.S. Food and Drug Administration, or the FDA, for the prevention of anthrax disease, RSDL® (KBDO individual use skin decontamination packet), BAT, AIGIV, VIGIV, and various investigational stage product candidates. Operations that support this division include manufacturing, medical affairs, regulatory affairs, quality assurance, quality control, international sales and marketing, and domestic government affairs in support of our marketed products, as well as product development and manufacturing infrastructure in support of our investigational stage product candidates.

Our Biosciences division is a specialty biopharmaceutical business focused on therapeutics and vaccines in hematology/oncology, transplantation and infectious disease. Our Biosciences portfolio consists of four revenue-generating products, including WinRho, HepaGam B, VARIZIG, and episil®, as well as various investigational stage product candidates, which we acquired in our recent acquisition of Cangene. In addition, as part of the Cangene acquisition, we acquired a contract manufacturing services business. Operations that support this division include manufacturing, quality, regulatory, medical affairs, and sales and marketing in support of our marketed products, as well as additional product development capabilities in support of our investigational stage product candidates.

Our Biodefense segment has generated net income for each of the last five fiscal years. Over this same time frame, our Biosciences segment has generated revenue through development contracts and collaborative funding, but has not generated any product sales revenues. As a result, our Biosciences segment has incurred a net loss for each of the last five fiscal years.

Product Sales

We have derived the majority of our historical product sales revenues from BioThrax sales to the U.S. government. We are currently a party to a contract with the Centers for Disease Control and Prevention, or CDC, an operating division of the U.S. Department of Health and Human Services, or HHS, to supply up to 44.75 million doses of BioThrax for placement into the Strategic National Stockpile, or SNS, over a five-year period ending September 30, 2016. Our total revenues from BioThrax sales were $158.0 million and $165.3 million for the nine months ended September 30, 2014 and 2013, respectively.We expect to continue to derive a majority of product sales revenues from our sales of BioThrax to the U.S. government.We are focused on increasing the sales of our Biodefense products to U.S. government customers and expanding the market for our product portfolio to other customers domestically and internationally.

Contract Manufacturing

We provide contract manufacturing services, including biopharmaceutical product development and filling services for injectable and other sterile products, as well as process design, technology transfer, manufacturing validation, laboratory support, aseptic filling, lyophilization and accelerated and ongoing stability studies.  We produce finished units of commercial drugs for a variety of customers ranging from small biopharmaceutical companies to major multinationals. We are focused on increasing services to third party biopharmaceutical companies, both domestically and internationally.

Contracts, Grants and Collaborations

We seek to advance development of our product candidates through external funding arrangements. We may slow down development programs or place them on hold during periods that are not covered by external funding. In addition, we perform certain ongoing product-related services for which we receive funding. We have received funding from the U.S. government for the following programs:

▪	BioThrax as a post-exposure prophylaxis, or PEP;
▪	NuThrax;
▪	Center for Innovation in Advanced Development and Manufacturing, or CIADM;
▪	Large-scale manufacturing for BioThrax;
▪	PreviThrax;
▪	BAT;
▪	AIGIV; and
▪	VIGIV.

We continue to actively pursue additional government sponsored development contracts and grants and commercial collaborative relationships. We also encourage both governmental and non-governmental agencies and philanthropic organizations to provide funding for non-clinical activities and to conduct clinical studies of our product candidates.

Financial Operations Overview

Revenues

We entered into a contract with the CDC effective as of September 30, 2011 to supply up to 44.75 million doses of BioThrax to the CDC over a five-year period. The period of performance under the award is from September 30, 2011 through September 30, 2016. The maximum amount that could be paid to us under the contract is up to $1.25 billion, subject to availability of funding by the U.S. government. To date, the U.S. government has committed approximately $911 million for the procurement of BioThrax doses under this contract. Through September 30, 2014, we have delivered and, upon CDC acceptance, recognized revenue on approximately 24 million doses, representing approximately $635 million in revenue under this contract.

We have received contract and grant funding from the CDC, National Institute of Allergy and Infectious Diseases, or NIAID, and the Biomedical Advanced Research and Development Authority, or BARDA, for the following development programs:

Development Programs	Funding Source	Award Date	Performance Period
Post-Exposure Prophylaxis indication for BioThrax	BARDA	9/2007	9/2007 — 3/2016
Large-scale manufacturing for BioThrax	BARDA	7/2010	7/2010 — 7/2015
NuThrax	NIAID	7/2010	8/2010 — 8/2014
PreviThrax	BARDA	9/2010	9/2010 — 9/2015
CIADM	BARDA	6/2012	6/2012 — 6/2037
BAT	CDC	1/2003	1/2003 — 1/2015
BAT	BARDA	5/2006	5/2006 — 5/2026
AIGIV	BARDA	9/2005	9/2005 — 4/2021
AIGIV	BARDA	9/2002	9/2002 — 12/2015
AIGIV	BARDA	9/2013	9/2013 — 9/2018
VIGIV	CDC	8/2012	8/2012 — 8/2017
NuThrax	NIAID	8/2014	8/2014 — 8/2016

Our revenue, operating results and profitability have varied, and we expect they will continue to vary on a quarterly basis, primarily due to the timing of sales of our products and the timing of reimbursement and milestones under our contracts, grants and collaborations.

Cost of Product Sales and Contract Manufacturing

The primary expense that we incur to deliver our vaccines and therapeutics to our customers is manufacturing, consisting of fixed and variable costs. Variable manufacturing costs consist primarily of costs for materials and personnel-related expenses for direct and indirect manufacturing support staff, contract manufacturing and filling operations, and sales-based royalties. Fixed manufacturing costs include facilities, utilities and amortization of intangible assets. We determine the cost of product sales for products sold during a reporting period based on the average manufacturing cost per unit in the period those units were manufactured. In addition to the fixed and variable manufacturing costs described above, the cost of product sales depends on utilization of available manufacturing capacity.

The primary expense that we incur to deliver our medical device, RSDL, to our customers is the cost per unit of production from our third-party contract manufacturer. Other associated expenses include sales-based royalties, amortization of intangible assets, shipping, logistics and the cost of support functions.

Research and Development Expenses

We expense research and development costs as incurred. Our research and development expenses consist primarily of:

▪	personnel-related expenses;
▪	fees to professional service providers for, among other things, analytical testing, independent monitoring or other administration of our non-clinical studies and clinical trials, and obtaining and evaluating data from our clinical trials and non-clinical studies;
▪	costs of contract manufacturing services for clinical trial material;
▪	costs of materials used in clinical trials and research and development;
▪	depreciation of capital assets used to develop our products; and
▪	operating costs, such as the operating costs of facilities and the legal costs of pursuing patent protection of our intellectual property.

We intend to focus our product development efforts on promising late-stage candidates that we believe satisfy well-defined criteria and seek to utilize collaborations or non-dilutive funding. We plan to seek funding for development activities from external sources and third parties, such as governments and non-governmental organizations, including commercial partners. We expect that our research and development spending will be dependent upon such factors as the results from our clinical trials, the availability of reimbursement of research and development spending, the number of product candidates under development, the size, structure and duration of any follow-on clinical programs that we may initiate, the costs associated with manufacturing our product candidates on a large-scale basis for later stage clinical trials, and our ability to use or rely on data generated by government agencies, such as studies involving BioThrax conducted by the CDC.

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

In-process Research and Development

The intangible asset associated with in-process research and development, or IPR&D, acquired from Cangene, is the IXINITY product candidate. As part of the preliminary purchase price allocation with respect to the Cangene acquisition, management determined that the estimated acquisition date fair value related to IPR&D was $8.5 million. The estimated fair value was determined using the income approach, which discounts expected future cash flows to present value. We estimated the fair value using a present value discount rate of 16%, which is based on the estimated weighted-average cost of capital for companies with profiles substantially similar to that of Cangene. This is comparable to the estimated internal rate of return for the acquisition and represents the rate that market participants would use to value the IPR&D. The projected cash flows from the IPR&D project were based on key assumptions, including: estimates of revenues and operating profits considering its stage of development on the acquisition date; the time and resources needed to complete the development and approval of the product candidate; the life of the potential commercialized product and associated risks, including the inherent difficulties and uncertainties in developing a product candidate such as obtaining marketing approval from the FDA and other regulatory agencies; and risks related to the viability of and potential alternative treatments in any future target markets. IPR&D assets are considered to be indefinite-lived until the completion or abandonment of the associated research and development efforts.

On July 29, 2014, FDA issued a complete response letter for the New Drug Application, or NDA, of IXINITY. The complete response letter requested additional analyses of data from completed studies and noted deficiencies in the chemistry, manufacturing, and controls section of the license application, all of which must be resolved before approval can be granted by FDA. We determined the FDA's response to our NDA is a potential indicator of impairment of the related IXINITY IPR&D asset. We have completed our interim impairment assessment and concluded the estimated fair value of the IXINITY IPR&D asset was in excess of the carrying value, therefore we determined there was no impairment as of September 30, 2014. We determined the fair value based on inputs, such as estimated future revenue and operating profits, probabilities of successful commercialization and discount rates and determined there was no impairment of the IXINITY IPR&D asset.

Inventory Step-up

As part of the preliminary purchase price allocation with respect to the Cangene acquisition, management determined that acquired inventory includes a $6.2 million adjustment to record inventory at fair value, referred to as a step-up adjustment. The $6.2 million step-up will be amortized through cost of product sales and contract manufacturing over the next five years based on estimated inventory turnover, which will increase costs of product sales and contract manufacturing during such period.

Provision for Chargebacks

We record sales for our Bioscience products, primarily WinRho and HepaGam, net of provisions for chargebacks, administration fees, rebates and other adjustments. These provisions are primarily estimated based on historical experience, future expectations, contractual arrangements with wholesalers and indirect customers, and other factors known to management at the time of accrual. Provisions for chargebacks, administration fees, rebates and other adjustments require varying degrees of subjectivity.  While rebates generally are based on contractual terms and require minimal estimation, chargebacks require management to make more subjective assumptions.

The provision for chargebacks is a significant and complex estimate used in the recognition of revenue.  We sell our products directly primarily to large commercial wholesale distributors. We also sell our products indirectly to group-purchasing organizations, physician practice-management groups and hospitals, collectively referred to as "indirect customers."  We enter into agreements with our indirect customers to establish pricing for certain of our products.  The indirect customers then independently select a wholesaler from which to purchase the products.  If the price paid by the indirect customers is lower than the price paid by the wholesaler, we will provide a credit, called a chargeback, to the wholesaler for the difference between the contractual price with the indirect customers and the wholesaler purchase price.  The provision for chargebacks is based on expected sell-through levels by our wholesale customers to the indirect customers and estimated wholesaler inventory levels.

As sales to the large wholesale customers fluctuate the reserve for chargebacks will also generally fluctuate in the same direction. However, the degree of the fluctuation depends on product mix and the amount of sales made to indirect customers with which we have specific chargeback agreements.

On a quarterly basis management reviews actual payments for provisions, wholesaler and distributor sales to our indirect customers, inventory balances at the wholesalers and distributors, as well as any known market factors that may impact our estimate, and we make adjustments when we believe that actual expected chargebacks may differ from the actual chargeback reserve.

               Collaboration with MorphoSys AG

In August 2014, we entered into a collaboration agreement, the MorphoSys Agreement, with MorphoSys AG, or MorphoSys, for the joint worldwide development and commercialization of MOR209/ES414, a targeted immunotherapeutic protein. constructed using our proprietary ADAPTIR platform technology, which activates host T-cell immunity specifically against prostate cancer cells expressing prostate specific membrane antigen, an antigen commonly overexpressed on prostate cancer cells.

In accordance with the terms of this agreement, we received a nonrefundable $20 million upfront payment and may receive up to $163 million in additional contingent payments upon the achievement of specified development and regulatory milestones. We will jointly fund MOR209/ES414 development; we are responsible for 36% of the total development cost and MorphoSys is responsible for the remainder. Our funding requirement is capped at $186 million. We will retain commercialization rights in the U.S. and Canada, with a tiered royalty obligation to MorphoSys, ranging from mid-single digits up to 20%. MorphoSys will gain worldwide commercialization rights excluding the U.S. and Canada, with a low single digit royalty obligation to us. The Company will manufacture and supply clinical material.

We evaluated the MorphoSys agreement and have determined that it is a revenue arrangement with multiple deliverable or performance obligations. We determined that there were two units of accounting under the collaboration agreement with MorphoSys: (1) the license to further develop and commercialize MOR209/ES414 and (2) development services. We determined the license has standalone value as the drug candidate has been developed and is currently Phase I clinical trial ready, MorphoSys possesses the knowledge, technology, skills, experience and infrastructure necessary for all further development of the drug through commercialization, and MorphoSys has the right to sublicense the product. We allocated the $20 million upfront payment to the two units of accounting using the relative selling price method.We determined the estimated selling price of the license using the income approach. The estimated selling price includes unobservable inputs such as estimates revenues and operating margins; the time and resources needed to complete the development and approval; and risks related to the viability of and potential for alternative treatments. The estimated selling price of the development services is based on the estimated number of full-time equivalent personnel at a contracted rate defined in the MorphoSys Agreement, which are approximate terms of other service related contracts both entered into by us and observed generally through other collaboration negotiations.

During the three months ended September 30, 2014, we recorded revenue of $15.3 million from the license fee pursuant to the MorphoSys Agreement, which is included in contracts, grants and collaborations revenues within the Company's Biosciences segment.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgements that affect the reported amounts of assets, liabilities, revenues and expenses. During the nine months ended September 30, 2014, there have been no significant changes to our summary of significant accounting policies, contained in the our Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission, or SEC, except for additions to our accounting policy for revenue recognition related to the Cangene acquisition and our MorphoSys collaboration.

Revenue Recognition

We recognize revenues from product sales if four basic criteria have been met:

▪	there is persuasive evidence of an arrangement;
▪	delivery has occurred or title has passed to our customer;
▪	the fee is fixed or determinable; and
▪	collectability is reasonably assured.

All revenues from product sales are recorded net of applicable allowances for sales, rebates, special promotional programs, and discounts. We estimate allowances for revenue reducing obligations using a combination of information received from third parties including market data, inventory reports from major wholesalers, historical information and analysis. These estimates are subject to the inherent limitations of estimates that rely on third-party data, as certain third-party information may itself rely on estimates and reflect other limitations. Provisions for estimated rebates and other allowances, such as discounts and promotional and other credits, are estimated based on historical payment experience, historical relationship to revenues, estimated customer inventory levels and contract terms, and actual discounts offered.

We market and sell our Biosciences products through commercial wholesalers (direct customers) who purchase the products at a price referred to as the wholesale acquisition cost, or WAC. Additionally, we enter into agreements with indirect customers for a contracted price that is less than the WAC. The indirect customers, such as group-purchasing organizations, physician practice-management groups and hospitals, purchase our products from the wholesalers. Under these agreements with the wholesalers, we guarantee to credit them for the difference between the WAC and the indirect customers' contracted price. This credit is referred to as a chargeback. Adjustments to our chargeback provisions are made periodically to reflect new facts and circumstances that may indicate that historical experience may not be indicative of current and/or future results. We make subjective judgements primarily based on evaluation of current market conditions and trade inventory levels related to the products. This evaluation may result in an increase or decrease in the experience rate that is applied to current and future sales, or as an adjustment to past sales, or both.

We analyze our multiple element revenue-generating arrangements to determine whether the elements can be separated and accounted for individually as separate units of accounting. An item can generally be considered a separate unit of accounting if both of the following criteria are met: (1) the delivered item(s) has value to the customer on a stand-alone basis and (2) if the arrangement includes a general right of return and delivery or performance of the undelivered item(s) is considered probable and substantially in our control. Items that cannot be divided into separate units are combined with other units of accounting, as appropriate. Consideration received is allocated among the separate units based on the unit's relative selling price and is recognized in full when the appropriate revenue recognition criteria are met. We deem services to be rendered if no continuing obligation exists on our part.

Revenue associated with non-refundable upfront license fees that can be treated as a single unit of accounting is recognized when all ongoing obligations have been delivered. Revenue associated with non-refundable upfront license fees under arrangements where the license fees and any research and development activities cannot be accounted for as separate units of accounting is deferred and recognized as revenue either on a straight-line basis over our continued involvement in the research and development process or based on the proportional performance of our expected future obligation under the contract. Revenues from the achievement of research and development milestones, if deemed substantive, are recognized as revenue when the milestones are achieved, and the milestone payments are due and collectible. If not deemed substantive, we would recognize such milestone as revenue on a straight-line basis over the remaining expected term of continued involvement in the research and development process or based on the proportional performance of our expected future obligations under the contract.

We generate revenues from our August 2014 collaboration agreement with MorphoSys. Our collaboration with MorphoSys provides for sharing of development and clinical costs; we will be responsible for 36% of such costs and MorphoSys will be responsible for the remainder. In the event that our share of the costs for a given quarter exceeds 36% of the total costs for the project, we will record a net receivable in our financial statements equal to the difference between our costs and 36% of the total costs for the period, and reduce research and development expense in this amount. If our share of the costs for the quarterly period is less than 36% of the total costs for the project, we record a net payable in our financial statements equal to the difference between our costs and 36% of the total costs, and record additional research and development expenses in this amount.

Results of Operations

  Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Revenues

Product Sales:

Product sales revenues increased by $8.2 million, or 11%, to $84.5 million for the three months ended September 30, 2014 from $76.3 million for the three months ended September 30, 2013. Product sales revenues included:

▪	BioThrax - $66.0 million for the three months ended September 30, 2014 as compared to $69.3 million for the three months ended September 30, 2013;
▪	Other Biodefense products - $11.7 million for the three months ended September 30, 2014 (which includes RSDL and products we acquired from Cangene in February 2014) as compared to $7.0 million for the three months ended September 30, 2013; and
▪	Biosciences product sales (acquired in February 2014) - $6.8 million for the three months ended September 30, 2014.

BioThrax product sales revenues during the three months ended September 30, 2014 primarily consisted of sales to the CDC of $65.9 million. Product sales revenues during the three months ended September 30, 2013 primarily consisted of BioThrax sales to the CDC of $69.1 million. The decrease in BioThrax sales was primarily due to timing of deliveries to the SNS.

Contract Manufacturing:

Contract manufacturing revenue (which we acquired in February 2014) was $9.4 million for the three months ended September 30, 2014. Contract manufacturing revenues primarily consists of contract services to third parties.

Contracts, Grants and Collaborations:

Contracts, grants and collaborations revenues increased by $31.3 million to $44.1 million for the three months ended September 30, 2014 from $12.8 million for the three months ended September 30, 2013. The increase was primarily due to the following:

▪	recognintion of $15.3 million of the upfront fee from our collaboration with MorphoSys (executed in August 2014);
▪	development funding of $11.1 million for BAT (acquired in February 2014) and;
▪	development funding of $5.3 million for AIG (acquired in February 2014).

             Cost of Product Sales and Contract Manufacturing

             Cost of product sales and contract manufacturing increased by $12.4 million, or 62%, to $32.4 million for the three months ended September 30, 2014 from $20.1 million for the three months ended September 30, 2013. The increase was primarily attributable to $14.1 million of product and contract manufacturing costs associated with revenues acquired in the February 2014 Cangene acquisition.

Research and Development Expenses

Research and development expenses increased by $15.3 million, or 53%, to $44.2 million for the three months ended September 30, 2014 from $28.9 million for the three months ended September 30, 2013. This increase primarily reflects higher contract service costs and includes increased expenses of $8.0 million for product candidates and manufacturing development categorized in the Biodefense segment and increased expenses of $7.3 million for product candidates and technology platform development activities categorized in the Biosciences segment. Net of contracts, grants and collaborations revenues along with the net loss attributable to noncontrolling interests, we incurred research and development expenses of $143,000 and $16.1 million, during the three months ended September 30, 2014 and 2013, respectively.

Our principal research and development expenses for the three months ended September 30, 2014 and 2013 are shown in the following table:

	Three Months Ended
	September 30,
(in thousands)	2014	2013
Biodefense:
Large-scale manufacturing for BioThrax	$2,986	$4,865
BioThrax related programs	1,585	2,750
PreviThrax	3,395	3,795
NuThrax	2,582	2,434
Botulinum antitoxin	2,114	-
Anthrax immune globulin	7,471	-
Other Biodefense	4,048	2,293
Total Biodefense	24,181	16,137
Biosciences:
ES414 (formerly T-Scorp)	2,713	1,810
IXINITY	8,005	-
otlertuzumab (formerly TRU-016)	2,033	6,658
Other Biosciences	5,593	2,606
Total Biosciences	18,344	11,074
Other	1,682	1,726
Total	$44,207	$28,937

The decrease in spending for large-scale manufacturing for BioThrax was primarily due to the timing of manufacturing development activities. The decrease in spending for BioThrax related programs was primarily related to the timing of clinical studies to support applications for label expansion for BioThrax. The decrease in spending for PreviThrax was primarily due to the timing of non-clinical studies. The spending for NuThrax was primarily for clinical trial activities. The spending for our Botulinum Antitoxin program (which we acquired from Cangene) was primarily due to plasma collection services and stability testing. The spending for our Anthrax Immune Globulin program (which we acquired from Cangene) was due to plasma collection services and manufacturing activities. The increase in spending for our Other Biodefense activities was primarily due to increased spending related to manufacturing development.

The increase in spending for our ES414 (formerly T-Scorp) product candidate was primarily due to manufacturing development. The spending for our IXINITY product candidate for the three months ended September 30, 2014 was primarily for manufacturing activities. The decrease in spending for our otlertuzumab (formerly TRU-016) product candidate was primarily related to the timing of clinical trial activities. The increase in spending for our Other Biosciences activities was primarily due to increased costs associated with the development of platform technologies along with costs associated with programs acquired in our acquisition of Cangene

The spending for Other activities was primarily due to centralized research and development activities attributable to product candidates.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $8.3 million, or 38%, to $30.3 million for the three months ended September 30, 2014 from $22.0 million for the three months ended September 30, 2013. This increase includes additional post-acquisition selling, general and administrative costs of $6.9 million associated with the operations of Cangene.

Selling, general and administrative expenses attributable to our Biodefense segment increased by $3.0 million, or 21%, to $17.4 million during the three months ended September 30, 2014 from $14.4 million during the three months ended September 30, 2013. Selling, general and administrative expenses related to our Biosciences segment increased by $5.4 million, or 71%, to $12.9 million for the three months ended September 30, 2014 from $7.6 million for the three months ended September 30, 2013. The increase in spending in both segments was primarily due to the operations of Cangene.

Total Other Income (Expense)

Total net other income (expense) decreased by $1.5 million to a net other expense of $1.3 million for the three months ended September 30, 2014 from a net other income of $146,000 for the three months ended September 30, 2013. The decrease was primarily due to interest expense from our 2.875% Convertible Senior Notes due 2021, or the Notes, of $1.3 million that was not capitalized in 2014 and $371,000 of loan fee amortization expense associated with the Notes and our revolver loan facility, partially offset by an increase in rental income of $435,000.

Income Taxes

Provision for income taxes increased by $3.1 million, or 64%, to $7.9 million for the three months ended September 30, 2014 from $4.8 million for the three months ended September 30, 2013. The increase in the provision for income taxes is primarily due to the $11.4 million increase in our income before provision for income taxes.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Revenues

Product Sales:

        Product sales revenues increased by $26.2 million, or 15%, to $198.5 million for the nine months ended September 30, 2014 from $172.3 million  for the nine months ended September 30, 2013. Product revenues included:

▪	BioThrax - $158.0 million for 2014 as compared to $165.3 million for 2013;
▪	Other Biodefense products - $21.4 million for 2014 (which includes RSDL and products we acquired from Cangene in February 2014) as compared to $7.0 million for 2013; and
▪	Biosciences product sales (acquired in February 2014) - $19.0 million for 2014.

The decrease in BioThrax sales was primarily due to a 7% decrease in the number of doses of BioThrax delivered, attributable to the timing of deliveries to the SNS. BioThrax product sales revenues during the nine months ended September 30, 2014 consisted of sales to the CDC of $156.1 million and aggregate international and other sales of $1.9 million. Product sales revenues during the three months ended September 30, 2013 consisted primarily of BioThrax sales to the CDC of $164.0 million and aggregate international and other sales of $1.3 million.

Contract Manufacturing:

 Contract manufacturing revenue was $21.3 million for the nine months ended September 30, 2014. Contract manufacturing revenues primarily consists of contract services to third parties.

Contracts, Grants and Collaborations:

Contracts, grants and collaborations revenues increased by $39.9 million, or 94%, to $82.2 million for the nine months ended September 30, 2014 from $42.4 million for the nine months ended September 30, 2013. The increase in contracts and grants revenues was primarily due to the following:

▪	recognition of $15.3 million of the upfront fee revenue from our collaboration with MorphoSys (executed in August 2014);
▪	development funding of $14.6 million for BAT (acquired in February 2014); and
▪	development funding of $16.3 million for AIG (acquired in February 2014).

        These increases were partially offset by decreased revenue of $10.8 million under our development contracts for PreviThrax and large-scale manufacturing of BioThrax, primarily due to the timing of development efforts.

Cost of Product Sales and Contract Manufacturing

Cost of product sales and contract manufacturing increased by $43.2 million, or 101%, to $85.9 million for the nine months ended September 30, 2014 from $42.7 million for the nine months ended September 30, 2013. The increase was primarily attributable to the following:

▪	product and contract manufacturing costs of $35.4 million for 2014 associated with revenues acquired in February, 2014 as part of the Cangene acquisition; and
▪	increased costs of $7.5 million for RSDL, which we acquired in August 2013.

Research and Development Expenses

Research and development expenses increased by $21.9 million, or 24%, to $111.9 million for the nine months ended September 30, 2014 from $89.9 million for the nine months ended September 30, 2013. This increase primarily reflects higher contract service costs and includes increased expenses of $10.5 million for product candidates and manufacturing development categorized in the Biodefense segment, increased expenses of $10.3 million for product candidates and technology platform development activities categorized in the Biosciences segment and increased expenses of $1.1 million in other research and development, which are in support of central research and development activities. Net of contract, grants and collaborations revenues along with the net loss attributable to noncontrolling interests, we incurred research and development expenses of $29.5 million and $46.7 million, during the nine months ended September 30, 2014 and 2013, respectively.

Our principal research and development expenses during the nine months ended September 30, 2014 and 2013 are shown in the following table:

	Nine Months Ended
	September 30,
(in thousands)	2014	2013
Biodefense:
Large-scale manufacturing for BioThrax	$10,725	$13,595
BioThrax related programs	5,964	8,307
PreviThrax	8,429	11,825
NuThrax	7,137	6,766
Botulinum antitoxin	5,777	-
Anthrax immune globulin	11,562	-
Pandemic influenza	-	2,500
Other Biodefense	9,726	5,786
Total Biodefense	59,320	48,779
Biosciences:
ES414 (formerly T-Scorp)	10,584	5,675
IXINITY	12,167	-
otlertuzumab (formerly TRU-016)	7,228	18,308
Tuberculosis vaccine	-	4,269
Other Biosciences	16,628	8,043
Total Biosciences	46,607	36,295
Other	5,937	4,865
Total	$111,864	$89,939

The decrease in spending for large-scale manufacturing for BioThrax was primarily due to the timing of manufacturing development activities. The decrease in spending for BioThrax related programs was primarily related to the timing of clinical studies to support applications for label expansion for BioThrax. The decrease in spending for PreviThrax was primarily due to the timing of stability and non-clinical studies. The spending for NuThrax was primarily due to clinical trial activities. The spending for our Botulinum Antitoxin program (which we acquired from Cangene) was primarily due to plasma collection services and stability testing. The spending for our Anthrax Immune Globulin program (which we acquired from Cangene) was due to plasma collection services and manufacturing activities.  The decrease in spending for pandemic influenza was related to a license fee for the rights to manufacture and sell pandemic influenza products during 2013. The increase in spending for Other Biodefense activities was primarily due to increased spending related to manufacturing development.

The increase in spending for our ES414 (formerly T-Scorp) product candidate was primarily due to manufacturing development. The spending for our IXINITY product candidate in 2014 was primarily for clinical trial activities and manufacturing activities. The decrease in spending for our otlertuzumab (formerly TRU-016) product candidate was primarily related to the timing of clinical trial activities. The spending for our tuberculosis vaccine product candidate during 2013 was for manufacturing development activities. The increase in spending for Other Biosciences activities was primarily due to increased costs associated with the development of platform technologies along with costs associated with programs acquired in our acquisition of Cangene.

The spending for Other activities was primarily due to centralized research and development activities not attributable to product candidates.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $28.5 million, or 46%, to $90.9 million for the nine months ended September 30, 2014 from $62.5 million for the nine months ended September 30, 2013. This increase included increased spending for professional services of $5.1 million associated with acquisition and integration activities, along with additional post-acquisition selling, general and administrative costs of $18.8 million associated with the operations of Cangene and in support of RSDL.

Selling, general and administrative expenses attributable to the Biodefense segment increased by $8.5 million, or 20%, to $51.6 million during the nine months ended September 30, 2014 from $43.1 million during the nine months ended September 30, 2013. The increase in Biodefense selling, general and administrative expense was primarily due to post acquisition costs associated with our acquisitions of RSDL and Cangene. Selling, general and administrative expenses related to our Biosciences segment increased by $19.9 million, or 103%, to $39.3 million during the nine months ended September 30, 2014 from $19.4 million during the nine months ended September 30, 2013. The increase in the Biosciences selling, general and administrative expense was due to professional services to support due diligence along with other acquisition-related activities and post-acquisition operations associated with our acquisition of Cangene.

Total Other Income (Expense)

Total net other income (expense) decreased by $4.9 million to a net other expense of $4.7 million for the nine months ended September 30, 2014, from a net other income of $200,000 for the nine months ended September 30, 2013. The decrease was primarily due to interest expense of $4.2 million that was not capitalized in 2014, $1.8 million of costs associated with the termination of our $125 million term loan facility and $1.1 million of loan fee amortization expense associated with the Notes and our revolver loan facility, partially offset by $2.3 million in rental income.

Income Taxes

Provision for income taxes decreased by $2.5 million, or 54%, to $2.1 million for the nine months ended September 30, 2014 from $4.7 million for the nine months ended September 30, 2013. The decrease in the provision for income taxes was primarily due to the $11.8 million decrease in our net income before provision for income taxes and the loss attributable to noncontrolling interests.

Net Loss Attributable to Noncontrolling Interest

Net loss attributable to noncontrolling interest decreased to $0 for the nine months ended September 30, 2014 from $871,000 for the nine months ended September 30, 2013. The decrease resulted from the liquidation of our noncontrolling interest in the Oxford Emergent Tuberculosis Consortium during the nine months ended September 30, 2014.

Liquidity and Capital Resources

Sources of Liquidity

From inception through September 30, 2014, we have funded our cash requirements principally with a combination of revenues from BioThrax product sales, debt financings, development funding from government entities and non-government and philanthropic organizations and collaborative partners, the net proceeds from our initial public offering and the sale of our common stock upon exercise of stock options. We have operated profitably for each of the five years ended December 31, 2013.

As of September 30, 2014, we had cash and cash equivalents of $242.2 million. Additionally, at September 30, 2014, our accounts receivable balance was $44.1 million.

Cash Flows

The following table provides information regarding our cash flows for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended
	September 30,
(in thousands)	2014	2013
Net cash provided by (used in):
Operating activities(i)	$60,514	$88,333
Investing activities	(192,788)	(58,540)
Financing activities	195,185	1,102
Net increase (decrease) in cash and cash equivalents	$62,911	$30,895

(i) Includes the effect of exchange rates on cash and cash equivalents.

Net cash used in operating activities of $60.5 million for the nine months ended September 30, 2014 was primarily due to our net income of $6.6 million, a decrease in accounts receivable of $36.1 million related to the timing of collection of amounts billed primarily to the CDC, along with non-cash charges of $9.5 million for stock-based compensation and $24.3 million for depreciation and amortization, partially offset by a decrease in accounts payable of $11.2 million, primarily due to acquisition related activities.

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

Net cash used in investing activities of $192.8 million for the nine months ended September 30, 2014 was primarily due to the acquisition of Cangene for $178.2 million, which is net of $43.6 million of acquired cash, and capital expenditures of $14.6 million for infrastructure and equipment investments.

Net cash used in investing activities of $58.5 million for the nine months ended September 30, 2013 was primarily due to the acquisition of HPPD from Bracco for $24.1 million in upfront cash consideration and capital expenditures of $34.4 million, which includes the purchase of a new headquarters facility for $10.5 million, construction and renovation of facilities at our Lansing, Michigan campus, and costs of other infrastructure and equipment investments.

Net cash provided by financing activities of $195.2 million for the nine months ended September 30, 2014 was primarily due to net proceeds from our convertible debenture of $241.7 million, $10.7 million in proceeds from the issuance of common stock pursuant to employee equity plans and $5.6 million in excess tax benefits from the exercise of stock options, partially offset by a principal payment on indebtedness of $62.0 million under our revolving credit facility.

Net cash provided by financing activities of $1.1 million for the nine months ended September 30, 2013 was primarily due to $1.9 million in excess tax benefits from the exercise of stock options and $2.5 million in proceeds from employee equity plans, partially offset by principal payments on indebtedness of $3.4 million.

Contractual Obligations

The following table summarizes our contractual obligations at September 30, 2014:

	Payments due by period
		Less than	1 to 3	4 to 5	More than
(in thousands)	Total	1 year	Years	Years	5 years
Contractual obligations:
Convertible debt	$250,000	$-	$-	$-	$250,000
Long-term indebtedness including current portion	1,000	-	-	-	1,000
Operating lease obligations	3,816	2,880	866	70	-
Total contractual obligations	$254,816	$2,880	$866	$70	$251,000

There are a number of uncertainties that we face in the development of new product candidates that prevent us from making a reasonable estimate of the cash obligations under our license agreements. Because of these uncertainties, the preceding table excludes contingent contractual payments that we may become obligated to make under such agreements. These agreements typically provide for the payment of milestone fees upon achievement of specified research, development and commercialization milestones, such as the commencement of clinical trials, the receipt of funding awards, the receipt of regulatory approvals, and the achievement of sales milestones. The amount of contingent contractual milestone payments that we may become obligated to make is variable based on the actual achievement and timing of the applicable milestones and the characteristics of any products or product candidates that are developed, including factors such as number of products or product candidates developed, type and number of components of each product or product candidate, ownership of the various components and the specific markets affected, and the aggregate payments could be as much as approximately $118 million. The success of our efforts to commercialize our product candidates depends on many factors, including those set forth in "Risk Factors—Our business depends on our success in developing and commercializing our product candidates. If we are unable to commercialize these product candidates, or experience significant delays or unanticipated costs in doing so, our business would be materially and adversly affected." and is highly uncertain. Even if these efforts are successful, the timing of success is highly unpredictable and variable. The same is true for any contingent contractual royalty payments that we may be obligated to make upon successful commercialization of these product candidates or for products we have acquired. We do not expect that any such payments would have an adverse effect on our financial position, operations and capital resources because, if payable, we expect that the benefits associated with the achievement of the relevant milestones or the achievement of revenue would offset the burden of making these payments. Deferred income taxes and liabilities for unrecognized income tax benefits are excluded from the above table since they are not contractually fixed as to timing and amount.

Debt Financing

On January 29, 2014, we issued $250.0 million aggregate principal amount of Notes. The Notes bear interest at a rate of 2.875% per year, payable semi-annually in arrears on January 15 and July 15 of each year, commencing July 15, 2014. The Notes mature on January 15, 2021, unless earlier purchased by us or converted. The conversion rate is equal to 30.8821 shares of common stock per $1,000 principal amount of notes, which is equivalent to an initial conversion price of approximately $32.38 per share of common stock. The conversion rate is subject to adjustment upon the occurrence of certain specified events but will not be adjusted for accrued and unpaid interest.

On December 11, 2013, we entered into a senior secured credit agreement, or the Credit Agreement, with three lending financial institutions, or the Lenders, led by Bank of America, N.A., as administrative agent. The Credit Agreement originally provided for a revolving credit facility of up to $100.0 million through December 11, 2018, or such earlier date required by the terms of the Credit Agreement, and a term loan facility of up to $125.0 million that was to be drawn in full, if at all, on or prior to September 30, 2014. On January 29, 2014, in connection with our issuance of the Notes, the unused $125.0 million term loan portion of our Credit Agreement terminated automatically in accordance with its terms. As of September 30, 2014, there was no outstanding balance under the revolving credit facility.

Our payment obligations under the Credit Agreement are secured by a lien on substantially all of our assets, including the stock of all of our subsidiaries, and the assets of the subsidiary guarantors, including mortgages over certain of their real properties, including our large-scale vaccine manufacturing facility in Lansing, Michigan and our biodefense facility in Baltimore, Maryland.

The Credit Agreement, as amended, contains affirmative and negative covenants customary for financing of this type. Negative covenants in the Credit Agreement, among other things: limit our ability to incur indebtedness and liens; dispose of assets; make investments including loans, advances or guarantees; and enter into certain mergers or similar transactions. The Credit Agreement also contains financial covenants, tested quarterly and in connection with any triggering events under the Credit Agreement that include the maintenance of: (1) a minimum consolidated debt service coverage ratio of 2.50 to 1.00, (2) a maximum consolidated leverage ratio for the measurements period ending on or prior to September 30, 2014 of 4.00 to 1.00, for the measurement period ending December 31, 2014 of 3.75 to 1.00, and thereafter of 3.50 to 1.00, (3) a maximum consolidated senior leverage ratio of 2.00 to 1.00 (when no term loan is outstanding) and (4) a minimum liquidity requirement of $50.0 million. Upon the occurrence and continuance of an event of default under the Credit Agreement, the commitments of the lenders to make loans under the Credit Agreement may be terminated and our payment obligations under the Credit Agreement may be accelerated. The events of default under the Credit Agreement include, among others, subject in some cases to specified cure periods: payment defaults; inaccuracy of representations and warranties in any material respect; defaults in the observance or performance of covenants; bankruptcy and insolvency related defaults; the entry of a final judgement in excess of a threshold amount; change of control; and the invalidity of loan documents relating to the Credit Agreement.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2014, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management's assessment and conclusion of the effectiveness of disclosure controls and procedures and internal controls over financial reporting did not include the internal controls related to the operations acquired in the acquisition of Cangene Corporation, or Cangene, in February 2014. Included in our consolidated financial statements related to the operations of Cangene are total assets and net assets of $243.2 million and $40.0 million, respectively, as of September 30, 2014 and $82.1 million and $4.8 million, respectively, of revenues and net loss for the nine months ended September 30, 2014 for Cangene for the period since acquisition through September 30, 2014.

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

Our principal customer for BioThrax, BAT, AIGIV, VIGIV and RSDL is the U.S. government. We anticipate that the U.S. government will also be a principal customer for other biodefense products that we successfully acquire or develop. Additionally, a significant portion of our revenue comes from U.S. government development contracts and grants. Over its lifetime, a U.S. government program may be implemented through the award of many different individual contracts and subcontracts. The funding for government programs is subject to Congressional appropriations, generally made on a fiscal year basis, even for programs designed to continue for several years. These appropriations can be subject to political considerations and stringent budgetary constraints. For example, sales of BioThrax supplied under our multi-year procurement contract with the CDC are subject to available funding, mostly from annual appropriations. Additionally, our government-funded development contracts typically give the U.S. government the right, exercisable in its sole discretion, to extend these contracts for successive option periods following a base period of performance. The value of the services to be performed during these option periods may constitute the majority of the total value of the underlying contract. For example, the development contract we were awarded in September 2010 for development of PreviThrax consists of a base period of performance and exercised option periods valued at $84.5 million. If levels of government expenditures and authorizations for biodefense decrease or shift to programs in areas where we do not offer products or are not developing product candidates, or if the U.S. government otherwise declines to exercise its options under our contracts, our business, revenues and operating results would suffer.

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

However, AIGIV, NuThrax and PreviThrax are subject to a different regulatory approval pathway. Specifically, because humans are rarely exposed to anthrax toxins under natural conditions, and cannot be intentionally exposed, statistically significant efficacy for these product candidates cannot be demonstrated in humans. Instead, efficacy must be demonstrated, in part, by utilizing animal models before they can be approved for marketing. This is known as the FDA's "Animal Rule." We cannot guarantee that the FDA will permit us to proceed with licensure of AIGIV, NuThrax, PreviThrax or any Biodefense product candidates under the Animal Rule. Even if we are able to proceed pursuant to the Animal Rule, the FDA may decide that our data are insufficient to support approval and require additional preclinical, clinical or other studies, refuse to approve our products, or place restrictions on our ability to commercialize those products. Furthermore, products approved under the Animal Rule are subject to certain additional post-marketing requirements. For example, to the extent feasible and ethical, manufacturers of products approved pursuant to the Animal Rule must conduct post-marketing studies, such as field studies, to verify and describe the drug's clinical benefit and to assess its safety when used as indicated. We cannot guarantee that we will be able to meet this regulatory requirement even if one or more of our product candidates is approved under the Animal Rule.

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

The FDA enforces its cGMP and other requirements through periodic unannounced inspections of manufacturing facilities. The FDA is authorized to inspect domestic manufacturing facilities without prior notice at reasonable times and in a reasonable manner. The FDA conducts periodic inspections of our facilities. For example, our Lansing facility was inspected most recently in November 2013 and our Winnipeg manufacturing facility was inspected most recently in July 2014. Following each of these inspections, the FDA has issued inspectional observations, some of which were significant, but all of which are being addressed through corrective actions. If, in connection with any future inspection, the FDA finds that we are not in substantial compliance with cGMP requirements, or if the FDA is not satisfied with the corrective actions we take, the FDA may undertake enforcement action against us, which may include:

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

We have invested significant efforts and financial resources in the development of our vaccines and therapeutic product candidates and the acquisition of additional product candidates. In addition to our product sales, our ability to generate revenue is dependent on the success of our development programs, on the U.S. government's interest in providing development funding for or procuring certain of our Biodefense Division product candidates, on the interest of non-governmental organizations and other commercial entities in providing grant funding for development of certain of our Biosciences Division product candidates and on the commercial viability of our acquired or developed product candidates. The commercial success of our product candidates will depend on many factors, including accomplishing the following in an economical manner:

▪	successful development, formulation and cGMP scale-up of biological manufacturing that meets FDA requirements;
▪	successful completion of clinical or non-clinical development, including toxicology studies and studies in approved animal models;
▪	receipt of marketing approvals from the FDA and equivalent foreign regulatory authorities;
▪	establishment of commercial manufacturing processes and product supply of our own or arrangements with contract manufacturers;
▪	establishment and training of a commercial sales force for the product, whether alone or in collaboration with others;
▪	successful registration and maintenance of patent and/or other proprietary protection for our commercial products; and
▪	acceptance of the product by potential government customers, physicians, patients, healthcare payers and others in the medical community.

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

As of October 31, 2014, our total consolidated indebtedness was $251 million, including $250 million of our obligations under our senior convertible notes. Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the senior convertible notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

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

As of September 30, 2014, we had approximately $286.4 million of cash, cash equivalents and accounts receivable. Our future capital requirements will depend on many factors, including, among others:

▪	the level, timing and cost of product sales;
▪	the extent to which we acquire or invest in companies, businesses, products or technologies;
▪	the acquisition of new facilities and capital improvements to new or existing facilities;
▪	the payment obligations under our indebtedness;
▪	the scope, progress, results and costs of our development activities;
▪	our ability to obtain funding from collaborative partners, government entities and non-governmental organizations for our development programs; and
▪	the costs of commercialization activities, including product marketing, sales and distribution

If our capital resources are insufficient to meet our future capital requirements, we will need to finance our cash needs through public or private equity or debt offerings, bank loans or collaboration and licensing arrangements. We have a shelf registration statement on file with the Securities and Exchange Commission, effective until June 2015 that allows us to issue up to an aggregate of $180 million of equity, debt and certain other types of securities through one or more future offerings. If we raise funds by issuing equity securities, our stockholders may experience dilution. Public or bank debt financing, if available, may involve agreements that include covenants, like those contained in our senior secured revolving credit facility, limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, pursuing acquisition opportunities or declaring dividends. If we raise funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish valuable rights to our technologies or product candidates or grant licenses on terms that may not be favorable to us. We are not restricted under the terms of the indenture governing our senior convertible notes from incurring additional debt, securing existing or future debt, recapitalizing our debt or taking a number of other actions that could have the effect of diminishing our ability to make payments on our indebtedness.

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

Mr. El-Hibri has the ability to significantly influence the election of the members of our Board of Directors due to his significant beneficial ownership of our common stock. As of October 31, 2014, Mr. El-Hibri was the beneficial owner of approximately 16% of our outstanding common stock. Because of Mr. El-Hibri's significant beneficial ownership of our common stock, Mr. El-Hibri also has the ability to delay or prevent a change of control of us that may be favored by other directors or stockholders and otherwise exercise substantial control over all corporate actions requiring board or stockholder approval, including any amendment of our certificate of incorporation or by-laws. The control by Mr. El-Hibri may prevent other stockholders from influencing significant corporate decisions. In addition, Mr. El-Hibri's significant beneficial ownership of our shares could present the potential for a conflict of interest.

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

Our stock price has been, and is likely to continue to be, volatile. The market price of our common stock could fluctuate significantly for many reasons, including in response to the risks described in this "Risk Factors" section, or for reasons unrelated to our operations, such as reports by industry analysts, investor perceptions or negative announcements by our customers, competitors or suppliers regarding their own performance, as well as industry conditions and general financial, economic and political instability. From November 15, 2006, when our common stock first began trading on the New York Stock Exchange, through October 31, 2014, our common stock has traded as high as $28.48 per share and as low as $4.40 per share. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price of our common stock may be influenced by many factors, including, among others:

▪	decisions and procurement policies by the U.S. government affecting BioThrax;
▪	the success of competitive products or technologies;
▪	results of clinical and non-clinical trials of our product candidates;
▪	announcements of acquisitions, collaborations, financings or other transactions by us;
▪	public concern as to the safety of our products;
▪	termination or delay of a development program;
▪	the recruitment or departure of key personnel;
▪	variations in our product revenue and profitability; and
▪	the other factors described in this "Risk Factors" section

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales or the perception in the market that the holders of a large number of shares intend to sell shares could reduce the market price of our common stock. Moreover, holders of an aggregate of approximately 6 million shares of our common stock outstanding as of October 31, 2014, have the right to require us to register these shares of common stock under specified circumstances. In 2012, the SEC declared effective our shelf registration statement that included registration of up to 3 million of these shares to be sold by these holders from time to time.

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

EMERGENT BIOSOLUTIONS INC.

By: /s/DANIEL J. ABDUN-NABI
Daniel J. Abdun-Nabi
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2014

By: /S/ROBERT G. KRAMER
Robert G. Kramer
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Date: November 10, 2014

EXHIBIT INDEX

Exhibit Number	Description
10#†	Modification No. 11 to the CDC BioThrax Procurement Contract, effective September 18, 2014, between Emergent BioDefense Operations Lansing LLC and the Centers for Disease Control and Prevention.
12#	Ratio of Earnings to Fixed Charges.
31.1#	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).
31.2#	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).
32.1#	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101. INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Calculation Linksbase Document.
101.DEF	XBRL Taxonomy Definition Linksbase Document.
101.LAB	XBRL Taxonomy Label Linksbase Document.
101.PRE	XBRL Taxonomy Presentation Linksbase Document.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language):
(i) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and September 30, 2013;
(ii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2014 and 2013;
(iii) Condensed Consolidated Balance Sheets at September 30, 2014 and December 31, 2013;
(iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013; and
(v) Notes to Consolidated Financial Statements.

In Accordance with Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.

#Filed herewith.
†Confidential treatment requested as to certain portions, which portions have been filed separately with the Securities and Exchange Commission.