Form 10-Q/A
period 2014-09-30
Emergent BioSolutions Inc.
filed 2015-01-23
CIK 1367644

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q/A
(Amendment No. 1)
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-33137
EMERGENT BIOSOLUTIONS INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	14-1902018
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

400 Professional Drive, Suite 400
Gaithersburg, Maryland	20879
(Address of Principal Executive Offices)	(Zip Code)

(240) 631-3200
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

Emergent BioSolutions Inc.
Index to Form 10-Q/A

EXHIBIT INDEX
SIGNATURE
EX-10 Modification No. 11 to the CDC BioThrax Procurement Contract, effective September 18, 2014, between Emergent BioDefense Operations Lansing LLC and the Centers for Disease Control and Prevention.
EX-31.3 Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).
EX-31.4 Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

EXPLANATORY NOTE

Emergent BioSolutions Inc. (the "Company") is filing this Amendment No. 1 on Form 10-Q/A (this "Amendment No. 1") to its Quarterly Report on Form 10-Q for the nine months ended September 30, 2014, as originally filed by the Company with the SEC on November 10, 2014 (the "Original Quarterly Report"), to (a) refile an exhibit for which the company requested confidential treatment, (b) file additional certifications in accordance with Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and (c) amend and restate the Exhibit Index to the Original Quarterly Report to reflect the filing of the foregoing exhibits.  This Amendment No. 1 does not change the previously reported financial statements or, except as expressly described in the prior sentence, any of the other disclosure contained in the Original Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

EMERGENT BIOSOLUTIONS INC.

By: /s/ DANIEL J. ABDUN-NABI
Daniel J. Abdun-Nabi
President and Chief Executive Officer
(Principal Executive Officer)

Date: January 23, 2015

By: /s/ ROBERT G. KRAMER
Robert G. Kramer
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Date: January 23, 2015

EXHIBIT INDEX

Exhibit Number	Description
10#†	Modification No. 11 to the CDC BioThrax Procurement Contract, effective September 18, 2014, between Emergent BioDefense Operations Lansing LLC and the Centers for Disease Control and Prevention.
12	Ratio of Earnings to Fixed Charges (incorporated by reference to Exhibit 12 to the Original Quarterly Report).
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) (incorporated by reference to Exhibit 31.1 to the Original Quarterly Report).
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) (incorporated by reference to Exhibit 31.2 to the Original Quarterly Report).
31.3#	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).
31.4#	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).
32.1
Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Original Quarterly Report).

32.2
Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.2 to the Original Quarterly Report).

101.INS	XBRL Instance Document (incorporated by reference to Exhibit 101.INS to the Original Quarterly Report).
101.SCH	XBRL Taxonomy Extension Schema Document (incorporated by reference to Exhibit 101.SCH to the Original Quarterly Report).
101.CAL	XBRL Taxonomy Calculation Linksbase Document (incorporated by reference to Exhibit 101.CAL to the Original Quarterly Report).
101.DEF	XBRL Taxonomy Definition Linksbase Document (incorporated by reference to Exhibit 101.DEF to the Original Quarterly Report).
101.LAB	XBRL Taxonomy Label Linksbase Document (incorporated by reference to Exhibit 101.LAB to the Original Quarterly Report).
101.PRE	XBRL Taxonomy Presentation Linksbase Document (incorporated by reference to Exhibit 101.PRE to the Original Quarterly Report).

Incorporated herein by reference to Exhibit 101 to the Original Quarterly Report are the following formatted in XBRL (Extensible Business Reporting Language):
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