Form 10-K/A
period 2014-12-31
Emergent BioSolutions Inc.
filed 2015-03-09
CIK 1367644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement for its 2015 annual meeting of stockholders scheduled to be held on May 21, 2015, which is expected to be filed with the Securities and Exchange Commission not later than 120 days after the end of the registrant's fiscal year ended December 31, 2014, are incorporated by reference into Part III of the registrant's annual report on Form 10-K for the year ended December 31, 2014, as amended by this Amendment No. 1 (the "Annual Report"). With the exception of the portions of the registrant's definitive proxy statement for its 2015 annual meeting of stockholders that are expressly incorporated by reference into the Annual Report, such proxy statement shall not be deemed filed as part of the Annual Report.

Explanatory Note
Emergent BioSolutions Inc. (the "Company") is filing this Amendment No. 1 on Form 10-K/A (this "Amendment No. 1") to its Annual Report on Form 10-K for the year ended December 31, 2014, as originally filed by the Company with the SEC on March 6, 2015 (the "Original Annual Report"), to (a) file the eXtensible Business Reporting Language ("XBRL") information required to be filed as Exhibit 101, which was inadvertently omitted from the Original Annual Report, (b) file additional certifications in accordance with Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and (c) amend and restate the Exhibit Index to the Original Annual Report to reflect the filing of the foregoing exhibits.  This Amendment No. 1 does not change the previously reported financial statements or, except as expressly described in the prior sentence, any of the other disclosure contained in the Original Annual Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

EMERGENT BIOSOLUTIONS INC.

By: /s/ DANIEL J. ABDUN-NABI
Daniel J. Abdun-Nabi
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 9, 2015

By: /s/ ROBERT G. KRAMER
Robert G. Kramer
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Date: March 9, 2015

EXHIBIT INDEX
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

12		Ratio of Earnings to Fixed Charges (incorporated by reference to Exhibit 12 to the Original Annual Report).
21		Subsidiaries of the Company (incorporated by reference to Exhibit 21 to the Original Annual Report).
23		Consent of Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 23 to the Original Annual Report).
31.1		Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) (incorporated by reference to Exhibit 31.1 to the Original Annual Report).
31.2		Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) (incorporated by reference to Exhibit 31.2 to the Original Annual Report).
31.3	#	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).
31.4	#	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).
32.1
Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Original Annual Report).

32.2
Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.2 to the Original Annual Report).

101.INS	#	XBRL Instance Document
101.SCH	#	XBRL Taxonomy Extension Schema Document
101.CAL	#	XBRL Taxonomy Calculation Linksbase Document
101.DEF	#	XBRL Taxonomy Definition Linksbase Document
101.LAB	#	XBRL Taxonomy Label Linksbase Document
101.PRE	#	XBRL Taxonomy Presentation Linksbase Document
	#	Filed herewith
	†	Confidential treatment granted by the Securities and Exchange Commission as to certain portions. Confidential materials omitted and filed separately with the Securities and Exchange Commission.
	††	Confidential treatment requested by the Securities and Exchange Commission as to certain portions. Confidential materials omitted and filed separately with the Securities and Exchange Commission.
	*	Management contract or compensatory plan or arrangement filed herewith in response to Item 15(a) of Form 10-K.

Attached as Exhibit 101 to this Amendment No. 1 are the following formatted in XBRL: (i) Consolidated Balance Sheets as of December 31, 2014 and 2013, (ii) Consolidated Statements of Operations for the Years Ended December 31, 2014, 2013 and 2012, (iii) Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2014, 2013 and 2012 (iv) Consolidated Statements of Cash Flows for the Years Ended December 31, 2014, 2013 and 2012, (v) Consolidated Statements of Changes in Stockholders' Equity for the Years ended December 31, 2014, 2013 and 2012, and (vi) Notes to Consolidated Financial Statements.