Form 10-Q
period 2015-03-31
Emergent BioSolutions Inc.
filed 2015-05-08
CIK 1367644

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of April 30, 2015, the registrant had 38,356,600 shares of common stock outstanding.

Emergent BioSolutions Inc.

BioThrax® (Anthrax Vaccine Adsorbed), RSDL® (Reactive Skin Decontamination Lotion Kit), BAT™ [Botulism Antitoxin Heptavalent (A,B,C,D,E,F,G)-(Equine)], Anthrasil™ (Anthrax Immune Globulin Intravenous [human]), HepaGam B® [Hepatitis B Immune Globulin Intravenous (Human)], VARIZIG® [Varicella Zoster Immune Globulin (Human)], WinRho® SDF [Rh0 (D) Immune Globulin Intravenous (Human)], NuThrax™ (anthrax vaccine adsorbed with CPG 7909 adjuvant), PreviThrax™ (recombinant protective antigen anthrax vaccine, purified), VIGIV [Vaccinia Immune Globulin Intravenous (Human)], IXINITY® (coagulation factor IX (recombinant)) and any and all Emergent BioSolutions Inc. brands, products, services and feature names, logos and slogans are trademarks or registered trademarks of Emergent BioSolutions Inc. or its subsidiaries in the United States or other countries. All other brands, products, services and feature names or trademarks are the property of their respective owners.

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

 PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

Emergent BioSolutions Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share and per share data)

	March 31, 2015	December 31, 2014
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$216,515	$280,499
Accounts receivable	64,059	58,834
Inventories	82,134	65,674
Deferred tax assets, current portion, net	1,656	1,710
Income tax receivable, net	17,023	1,357
Prepaid expenses and other current assets	24,424	24,101
Total current assets	405,811	432,175

Property, plant and equipment, net	315,489	313,979
In-process research and development	77,800	77,800
Intangible assets, net	56,202	58,344
Goodwill	41,984	41,984
Deferred tax assets, long-term portion, net	12,863	12,764
Other assets	7,696	8,216

Total assets	$917,845	$945,262

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$40,583	$40,930
Accrued expenses and other current liabilities	4,606	6,274
Accrued compensation	20,818	31,654
Contingent consideration, current portion	6,860	6,487
Provisions for chargebacks	2,164	2,246
Deferred revenue, current portion	5,266	5,345
Total current liabilities	80,297	92,936

Contingent consideration, net of current portion	41,594	41,170
Long-term indebtedness	251,000	251,000
Deferred revenue, net of current portion	5,806	5,713
Other liabilities	1,270	1,242
Total liabilities	379,967	392,061

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.001 par value; 15,000,000 shares authorized, 0 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized, 38,745,536 shares issued and 38,325,347 shares outstanding at March 31, 2015; 38,129,872 shares issued and 37,709,683 shares outstanding at December 31, 2014	38	38
Treasury stock, at cost, 420,189 common shares at both March 31, 2015 and December 31, 2014	(6,320)	(6,320)
Additional paid-in capital	280,653	274,222
Accumulated other comprehensive loss	(3,242)	(3,008)
Retained earnings	266,749	288,269
Total stockholders' equity	537,878	553,201
Total liabilities and stockholders' equity	$917,845	$945,262

The accompanying notes are an integral part of these consolidated financial statements

Emergent BioSolutions Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2015	2014
	(Unaudited)
Revenues:
Product sales	$18,291	$35,767
Contract manufacturing	12,243	2,726
Contracts, grants and collaborations	33,099	15,391
Total revenues	63,633	53,884

Operating expense:
Cost of product sales and contract manufacturing	18,748	18,997
Research and development	38,702	30,256
Selling, general and administrative	34,493	30,089
Loss from operations	(28,310)	(25,458)

Other income (expense):
Interest income	82	40
Interest expense	(1,661)	(3,535)
Other income (expense), net	100	512
Total other income (expense)	(1,479)	(2,983)

Loss before benefit from income taxes	(29,789)	(28,441)
Benefit from income taxes	(8,269)	(8,205)
Net loss	$(21,520)	$(20,236)
Loss per share - basic
Loss per share - diluted	$(0.57)	$(0.55)
	$(0.57)	$(0.55)

Weighted-average number of shares - basic	37,949,358	36,854,370
Weighted-average number of shares - diluted	37,949,358	36,854,370

The accompanying notes are an integral part of these consolidated financial statements

Emergent BioSolutions Inc. and Subsidiaries
Consolidated Statements of Comprehensive Loss
(in thousands)

	Three Months Ended March 31,
	2015	2014
	(Unaudited)

Net loss	$(21,520)	$(20,236)
Foreign currency translations, net of tax	(234)	74
Comprehensive loss	$(21,754)	$(20,162)

The accompanying notes are an integral part of these consolidated financial statements

Emergent BioSolutions Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:	(Unaudited)
Net loss	$(21,520)	$(20,236)
Adjustments to reconcile to net cash used in operating activities:
Stock-based compensation expense	3,798	2,650
Depreciation and amortization	8,532	6,835
Current and deferred income taxes	(7,261)	(8,052)
Change in fair value of contingent consideration	1,559	412
Write off of debt issuance costs	-	1,831
Excess tax benefits from stock-based compensation	(5,414)	(4,570)
Other	17	453
Changes in operating assets and liabilities:
Accounts receivable	(5,225)	17,590
Inventories	(16,460)	(4,006)
Income taxes	(12,160)	(3,753)
Prepaid expenses and other assets	(249)	556
Accounts payable	1,102	(10,713)
Accrued expenses and other liabilities	(1,641)	1,546
Accrued compensation	(10,883)	(8,720)
Provision for chargebacks	(82)	159
Deferred revenue	14	(1,227)
Net cash used in operating activities	(65,873)	(29,245)
Cash flows from investing activities:
Purchases of property, plant and equipment	(9,082)	(4,590)
Acquisition of Cangene Corporation, net of acquired cash	-	(178,167)
Net cash used in investing activities	(9,082)	(182,757)
Cash flows from financing activities:
Proceeds from convertible debenture, net of bank fees	-	241,654
Proceeds from long-term debt obligations	-	1,000
Issuance of common stock upon exercise of stock options	6,344	8,137
Excess tax benefits from stock-based compensation	5,414	4,570
Principal payments on long-term indebtedness	-	(62,000)
Contingent obligation payments	(762)	(487)
Net cash provided by financing activities	10,996	192,874

Effect of exchange rate changes on cash and cash equivalents	(25)	5

Net decrease in cash and cash equivalents	(63,984)	(19,123)
Cash and cash equivalents at beginning of period	280,499	179,338
Cash and cash equivalents at end of period	$216,515	$160,215

The accompanying notes are an integral part of these consolidated financial statements

EMERGENT BIOSOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Summary of significant accounting policies

Basis of presentation and consolidation

The accompanying unaudited consolidated financial statements include the accounts of Emergent BioSolutions Inc. (the "Company" or "Emergent") and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

The unaudited consolidated financial statements included herein have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X issued by the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC.

In the opinion of the Company's management, any adjustments contained in the accompanying unaudited consolidated financial statements are of a normal recurring nature, and are necessary to present fairly the financial position of the Company as of March 31, 2015; the results of operations and comprehensive loss for the three months ended March 31, 2015 and 2014; and cash flows for the three months ended March 31, 2015 and 2014. Interim results are not necessarily indicative of results that may be expected for any other interim period or for an entire year.

There have been no significant changes to the Company's summary of significant accounting policies, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC, during the three months ended March 31, 2015.

2. Acquisitions

On December 17, 2014, the Company acquired the EV-035 series of molecules from Evolva Holding SA ("Evolva") for approximately $1.5 million in cash along with contingent value right obligations to Evolva. The EV-035 series of molecules is a series of novel small molecule broad spectrum antibiotics of the 4-oxoquinolizine class and targets bacterial type IIa topoisomerase. The lead molecule in the series, GC-072, has demonstrated protection in vivo from lethal B. pseudomallei infection when administered orally. GC-072 is being developed as a potential oral and intravenous treatment for B. pseudomallei under a three-year, $15.0 million contract with the Defense Threat Reduction Agency ("DTRA") of the U.S. Department of Defense. B. pseudomallei is a gram-negative pathogen classified by the Centers for Disease Control and Prevention ("CDC") as a Category B bioterrorism agent and a priority threat capable of being easily weaponized and disseminated. The acquisition diversifies the Biodefense segment by adding a preclinical stage product candidate that is currently being funded through preclinical development, and has been accounted for as a business acquisition.

The contingent values rights are based on the novation of the DTRA contract ($4.0 million) along with the achievement of certain development ($15.0 million) and regulatory filing ($50.0 million) milestones. In addition, the Company is required to make sales-based royalty payments of between 5% - 8 % through December 2036, based on levels of annual net sales. During the three months ended March 31, 2015, the Company received novation of the DTRA contract and paid the $4.0 million milestone in April 2015.

The total preliminary purchase price is summarized below:

(in thousands)
Amount of cash paid to Evolva Holding SA	$1,500
Fair value of contingent consideration	28,200
Total purchase price	$29,700

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

The intangible asset associated with in-process research and development ("IPR&D") acquired from Evolva consisted of the EV-035 series of molecules. Management determined that the estimated acquisition-date fair value of intangible assets related to IPR&D was $27.7 million. The estimated fair value was determined using the income approach, which discounts expected future cash flows to present value. The Company estimated the fair value using a present value discount rate of 12%. The Company believes this rate is comparable to the estimated internal rate of return for the acquisition and represents the rate that market participants would use to value this IPR&D. The projected cash flows for EV-035 was based on key assumptions including: estimates of revenues and operating profits considering its stage of development on the acquisition date; the time and resources needed to complete the development and approval of the product candidate; the life of the potential commercialized product and associated risks, including the inherent difficulties and uncertainties in developing a product candidate, such as obtaining marketing approval from the U.S. Food and Drug Administration ("FDA") and other regulatory agencies; and risks related to the viability of and potential for alternative treatments in any future target markets. IPR&D assets are considered to be indefinite-lived until the completion or abandonment of the associated research and development efforts.

3. Fair value measurements

The following table represents the Company's fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis:

	March 31, 2015
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment in money market funds (1)	$119,063	$-	$-	$119,063
Total assets	$119,063	$-	$-	$119,063

Liabilities:
Contingent consideration	$-	$-	$48,454	$48,454
Total liabilities	$-	$-	$48,454	$48,454

	At December 31, 2014
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment in money market funds (1)	$111,912	$-	$-	$111,912
Total assets	$111,912	$-	$-	$111,912

Liabilities:
Contingent consideration	$-	$-	$47,657	$47,657
Total liabilities	$-	$-	$47,657	$47,657

(1) Included in cash and cash equivalents in the accompanying consolidated balance sheets.

For the periods ended March 31, 2015 and 2014, the Company did not have any transfers between Level 1 and Level 2 assets or liabilities.

The fair value of contingent purchase consideration obligations, which is included in the contingent consideration line of the Company's consolidated balance sheets, are based on management's assessment of changes as a result of adjustments to the discount rates and updates in the assumed and actual achievement of future net sales for RSDL and HepaGam B, which are inputs that have no observable market (Level 3). For the three months ended March 31, 2015 and 2014, the contingent purchase consideration obligations increased by $0.8 million and $0.4 million, respectively, primarily due to an adjustment to the actual and expected timing of RSDL and HepaGam B sales. This increase resulted in a charge that is classified in the Company's statement of operations as cost of product sales and contract manufacturing.

The fair value of contingent value rights obligations, which is included in the contingent consideration line of the Company's consolidated balance sheets, are based on management's assessment of certain development and regulatory milestones, along with updates in the assumed achievement of potential future net sales for EV-035, which are inputs that have no observable market (Level 3). For the three months ended March 31, 2015, the contingent value rights obligation increased by $0.8 million primarily due to the novation of DTRA contract, the estimated timing of achievement for certain development and regulatory milestones and the estimated timing of potential future sales of EV-035. This increase resulted in a charge that is classified in the Company's statement of operations as both selling, general and administrative and research and development expense.

The following table is a reconciliation of the beginning and ending balance of the liabilities measured at fair value using significant unobservable inputs (Level 3) during the three months ended March 31, 2015.
(in thousands)
Balance at December 31, 2014	$47,657
Expense included in earnings	1,559
Settlements	(762)
Purchases, sales and issuances	-
Transfers in/(out) of Level 3	-
Balance at March 31, 2015	$48,454

Separate disclosure is required for assets and liabilities measured at fair value on a recurring basis from those measured at fair value on a nonrecurring basis. During the three months ended March 31, 2015, the Company had no assets or liabilities that were measured at fair value on a nonrecurring basis. During the three months ended March 31, 2014, the assets acquired and liabilities assumed as part of the February 2014 acquisition of Cangene Corporation were measured at fair value on a nonrecurring basis.

4. MorphoSys collaboration agreement

In August 2014, the Company entered into a collaboration agreement ("MorphoSys Agreement") with MorphoSys AG ("MorphoSys") for the joint worldwide development and commercialization of MOR209/ES414, a targeted immunotherapeutic protein, which activates host T-cell immunity specifically against cancer cells expressing prostate specific membrane antigen, an antigen commonly overexpressed on prostate cancer cells. MOR209/ES414 was constructed using the Company's proprietary ADAPTIR technology platform,

The collaboration provides for sharing of development and clinical costs, with the Company responsible for 36% of such costs and MorphoSys responsible for the remainder. For the three months ended March 31, 2015, the Company has recorded a reduction to research and development expense of $1.8 million for the reimbursement of amounts greater than 36% of the total costs incurred for the period. For the three months ended March 31, 2015, the Company received a $5.0 million milestone payment due to the initiation of a Phase I clinical study to evaluate the safety, tolerability, and clinical activity of MOR209/ES414 in patients with metastatic castration-resistant prostate cancer. The Company recorded this payment in contracts, grants and collaborations revenue within the Company's statement of operations.

As of March 31, 2015, accounts receivable related to the MorphoSys Agreement was $1.9 million. As of March 31, 2015, deferred revenue related to the MorphoSys Agreement consisted of $0.8 million and $3.4 million of current and long-term deferred revenue, respectively.

5. Inventories

Inventories consist of the following:

	March 31,	December 31,
(in thousands)	2015	2014
Raw materials and supplies	$17,016	$17,375
Work-in-process	40,812	33,477
Finished goods	24,306	14,822
Total inventories	$82,134	$65,674

6. Intangible assets, in-process research and development and goodwill

As of March 31, 2015, the Company had $50.1 million of IPR&D assets included in the Biosciences business segment. This includes $41.8 million related to the Company's otlertuzumab product candidate and $8.3 million related to the Company's IXINITY product candidate. In addition, the Company had $27.7 million of IPR&D assets included in the Biodefense segment related to EV-035.

On April 29, 2015, the FDA approved IXINITY for the treatment of Hemophilia B in adults and children. As a result, IXINITY is considered a definite-lived intangible asset from that date.

Intangible assets consist of the following:

		Manufacturing	Corporate	Marketed	Licensed	Biodefense	Contract
(in thousands)	RSDL	Agreement	Tradename	Products	Products	Products	Manufacturing	Total
Cost basis
Balance at December 31, 2014	$28,621	$3,478	$2,800	$8,100	$3,100	$16,700	$5,500	$68,299
Additions	-	-	-	-	-	-	-	-
Balance at March 31, 2015	$28,621	$3,478	$2,800	$8,100	$3,100	16,700	$5,500	$68,299

Accumulated amortization
Balance at December 31, 2014	$(4,987)	$(1,642)	$(478)	$(692)	$(378)	$(1,191)	$(587)	$(9,955)
Amortization	(880)	(290)	(140)	(203)	(111)	(346)	(172)	(2,142)
Balance at March 31, 2015	$(5,867)	$(1,932)	$(618)	$(895)	$(489)	$(1,537)	$(759)	$(12,097)

Net book value at March 31, 2015	$22,754	$1,546	$2,182	$7,205	$2,611	$15,163	$4,741	$56,202

For the three months ended March 31, 2015 and 2014, the Company recorded amortization expense of $2.1 million and $1.6 million, respectively, for intangible assets, which has been recorded in selling, general and administrative and cost of product sales and contract manufacturing. Amortization expense of $0.6 million and $0.2 million, respectively, was recorded within the Biosciences segment for the three months ended March 31, 2015 and 2014. Amortization expense of $1.5 million and $1.4 million, respectively, was recorded within the Biodefense segment for the three months ended March 31, 2015 and 2014. At March 31, 2015, the weighted average amortization period remaining for intangible assets in Biodefense and Biosciences segments was 94 and 86 months, respectively.

The following table is a summary of changes in goodwill:

(in thousands)	Biosciences therapeutics	Biosciences contract manufacturing	Biodefense therapeutics	Biodefense medical device	Total
Cost Basis
Balance at December 31, 2014	$13,902	$6,736	$11,430	$9,916	$41,984
Additions	-	-	-	-	-
Balance at March 31, 2015	$13,902	$6,736	$11,430	$9,916	$41,984

7.  Equity awards

As of March 31, 2015, the Company had two stock-based employee compensation plans, the Third Amended and Restated Emergent BioSolutions Inc. 2006 Stock Incentive Plan (the "2006 Plan") and the Emergent BioSolutions Employee Stock Option Plan (the "2004 Plan") (together, the "Emergent Plans").

The following is a summary of stock option award activity under the Emergent Plans:

	2006 Plan		2004 Plan
	Number of Shares	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2014	3,837,993	$20.04	43,156	$10.28	$29,181,534
Granted	678,821	28.98	-	-
Exercised	(387,249)	16.38	-	-
Forfeited	(35,664)	19.69	-	-
Outstanding at March 31, 2015	4,093,901	$21.86	43,156	$10.28	$29,195,837
Exercisable at March 31, 2015	2,299,336	$19.06	43,156	$10.28	$23,104,074

The following is a summary of restricted stock unit award activity under the 2006 Plan:

	Number of Shares	Weighted-Average Grant Price	Aggregate Intrinsic Value
Outstanding at December 31, 2014	927,356	$22.44	$25,251,904
Granted	369,071	28.98
Vested	(356,683)	21.05
Forfeited	(7,830)	23.44
Outstanding at March 31, 2015	931,914	$25.25	$26,801,847

8. Earnings per share

The following table presents the calculation of basic and diluted net loss per share utilizing the if-converted method:

	Three Months Ended March 31,
(in thousands, except share and per share data)	2015	2014
Numerator:
Net loss	$(21,520)	$(20,236)
Interest expense applicable to convertible debt, net of tax	-	-
Amortization of debt issuance costs, net of tax	-	-
Adjusted net loss	$(21,520)	$(20,236)

Denominator:
Weighted-average number of shares—basic	37,949,358	36,854,370
Dilutive securities—equity awards	-	-
Dilutive securities—convertible debt	-	-
Weighted-average number of shares—diluted	37,949,358	36,854,370

Loss per share-basic	$(0.57)	$(0.55)
Loss per share-diluted	$(0.57)	$(0.55)

Due to the Company's net loss for the three months ended March 31, 2015 and 2014, basic and diluted loss per share are both computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. No adjustment to the net loss was computed under the if-converted method as the effect would have been anti-dilutive.

For the three months ended March 31, 2015 and 2014, outstanding stock options to purchase approximately 5.1 million and 5.2 million shares of common stock, along with 7.7 million shares, respectively, related to the Company's convertible debt, were excluded from the calculation of diluted loss per share.

9. Segment information

For financial reporting purposes, the Company reports financial information for two business segments: Biodefense and Biosciences. The Company's two business segments, or divisions, engage in business activities for which discrete financial information is provided to and resources are allocated by the chief operating decision maker. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. The Company's reportable segments are business units that offer different products and product candidates, contract manufacturing services and are managed separately because they manufacture and develop distinct products with different manufacturing and development processes, along with having separate and distinct sales and marketing processes.

The Biodefense division is a specialty biopharmaceutical business focused on countermeasures that address CBRNE (Chemical, Biological, Radiological, Nuclear and Explosives) threats and consists of two business units: vaccines/therapeutics and medical devices. Revenues in this segment are primarily from sales of the Company's FDA-licensed product, BioThrax® (Anthrax Vaccine Adsorbed), to the U.S. government. The Biosciences division is a specialty biopharmaceutical business directed to commercial opportunities and primarily targets hematology/oncology, transplantation and infectious diseases, and consists of three business units, therapeutics, vaccines and contract manufacturing. The "All Other" segment relates to the general operating costs of the Company and includes costs of the centralized services departments, which are not allocated to the other segments, as well as spending on activities that are not classified as Biodefense or Biosciences.

	Reportable Segments
(in thousands)	Biodefense	Biosciences	All Other	Total
Three Months Ended March 31, 2015
External revenue	$43,627	$20,006	$-	$63,633
Net loss	(11,321)	(8,018)	(2,181)	(21,520)
Three Months Ended March 31, 2014
External revenue	$47,439	$6,445	$-	$53,884
Net income (loss)	1,412	(19,510)	(2,138)	(20,236)

10. Subsequent events

Beginning in January 2015, during standard quality inspections performed in accordance with customary procedures, the Company discovered foreign particles in a limited number of vials in two manufactured lots of BioThrax. In order to determine the source of the foreign particles, the Company investigated its operations as well as those of its suppliers and contract manufacturers. Under the Company's quality standards, these two BioThrax lots were rejected. On April 22, 2015, the Company announced that it has resumed full manufacturing operations of BioThrax after completing its internal manufacturing investigation.

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

Biodefense

Our Biodefense division is a specialty biopharmaceutical business focused on countermeasures that address CBRNE (Chemical, Biological, Radiological, Nuclear and Explosives) threats. The U.S. government is the primary purchaser of our Biodefense products and often provides us with substantial funding for the development of our Biodefense product candidates. Operations that support this division include manufacturing, regulatory affairs, quality assurance, quality control, international sales and marketing, and domestic government affairs in support of our marketed products, as well as product development and manufacturing infrastructure in support of our investigational stage product candidates. Our Biodefense portfolio consists of five marketed products and various investigational stage product candidates.

Our Biodefense division marketed products are:

▪	BioThrax® (Anthrax Vaccine Adsorbed), the only vaccine licensed by the U.S. Food and Drug Administration, or the FDA, for the prevention of anthrax disease;
▪	BAT™ (Botulism Antitoxin Heptavalent (A,B,C,D,E,F,G)-Equine), the only heptavalent therapeutic licensed by the FDA for the treatment of botulinum disease;
▪	Anthrasil™ (Anthrax Immune Globulin Intravenous (Human)), the only polyclonal antibody therapeutic licensed by the FDA for the treatment of anthrax disease;
▪	VIGIV (Vaccinia Immune Globulin Intravenous (Human)), the only therapeutic licensed by the FDA to address adverse events from smallpox vaccination; and
▪	RSDL® (Reactive Skin Decontamination Lotion Kit), the only device cleared by the FDA for the removal or neutralization of chemical agents, T-2 toxin and many pesticide-related chemicals from the skin.

Our Biodefense division investigational stage product candidates include the following:

▪	NuThrax™ (anthrax vaccine adsorbed with CPG 7909 adjuvant), a next generation anthrax vaccine;
▪	PreviThrax™ (recombinant protective antigen anthrax vaccine, purified), a next generation anthrax vaccine; and
▪	GC-072, the lead compound in the EV-035 series of broad spectrum antibiotics, which we acquired from Evolva Holding SA, or Evolva, in December 2014.

On March 25, 2015, the FDA approved Anthrasil for treatment of inhalational anthrax in combination with appropriate antibacterial drugs. Achievement of this milestone triggered a $7.0 million payment to us under a development contract with the Biomedical Advanced Research and Development Authority, or BARDA, which is recorded in product sales revenue within our statement of operations. Anthrasil has received Orphan Drug designation and as a result of this approval, the product qualifies for seven years of market exclusivity.

Our Biodefense division also has programs aimed at providing solutions to the current Ebola outbreak in West Africa, including an MVA-Ebola vaccine candidate, anti-Ebola monoclonal antibody product candidates and an Ebola hyperimmune product candidate.

We have responded to Task Order Requests issued by BARDA for the manufacture of Ebola medical countermeasures as part of our Center for Innovation in Advanced Development and Manufacturing, or CIADM, program. In addition, we have a license agreement for the manufacture of VAX161C, a clinical stage recombinant pandemic influenza vaccine product candidate being developed by VaxInnate, Inc., as part of our CIADM program.

Our Biodefense segment has generated net income for each of the last five years.

Biosciences

Our Biosciences division is a specialty biopharmaceutical business focused on therapeutics and vaccines in hematology/oncology, transplantation, infectious disease and autoimmunity. Our Biosciences portfolio of products consists of marketed products as well as various investigational stage product candidates, platform technologies and a contract manufacturing services business. Operations that support this division include manufacturing, quality, regulatory affairs, medical affairs, and sales and marketing in support of our marketed products, as well as additional product development capabilities in support of our investigational stage product candidates.

Our Biosciences division marketed products are:

▪	WinRho® SDF [Rho(D) Immune Globulin Intravenous (Human)], for treatment of autoimmune platelet disorder, also called immune thrombocytopenic purpura or ITP, and, separately, for the treatment of hemolytic disease of the newborn, or HDN;
▪	HepaGam B® [(Hepatitis B Immune Globulin Intravenous (Human)], for post-exposure prophylactic treatment of hepatitis-B;
▪	VARIZIG® [Varicella Zoster Immune Globulin (Human)], for post-exposure prophylactic treatment of varicella zoster virus, which causes chickenpox and shingles;
▪	IXINITY® (coagulation factor IX (recombinant)), for the prevention of bleeding episodes in people with Hemophilia B (approved by the FDA in April 2015) ; and
▪	episil® (oral liquid), for relief of pain and soothing oral lesions of various etiologies, including oral mucositis/stomatitis caused by chemotherapy or radio therapy.

Our Biosciences division investigational stage product candidates include the following:

▪	MOR209/ES414, being developed for metastatic castration-resistant prostate cancer under our collaboration with MorphoSys AG, or MorphoSys, entered into in August 2014; and
▪	otlertuzumab, being developed for Chronic Lymphocytic Leukemia.

Our Biosciences division platform technologies include:

▪ ADAPTIRTM (modular protein technology);
▪ MVAtorTM (modified vaccinia virus Ankara vector); and
▪ hyperimmune specialty plasma product manufacturing.

Our Biosciences segment has generated revenue for each of the last five years through product sales, development contracts and collaborative funding but has incurred a net loss for those years.

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

Financial Operations Overview

Revenues

We entered into a contract with the CDC effective as of September 30, 2011 to supply up to 44.75 million doses of BioThrax to the CDC over a five-year period. The period of performance under the award is from September 30, 2011 through September 30, 2016. The maximum amount that could be paid to us under the contract is up to $1.25 billion, subject to availability of funding by the U.S. government. To date, the U.S. government has committed approximately $911 million for the procurement of BioThrax doses under this contract. Through March 31, 2015, we have delivered and, upon CDC acceptance, recognized revenue on approximately 27 million doses, representing approximately $722 million in revenue under this contract.

We have received contract and grant funding from BARDA, the CDC and National Institute of Allergy and Infectious Diseases, or NIAID, for the following development programs:

Development Programs	Funding Source	Award Date	Performance Period
Post-Exposure Prophylaxis indication for BioThrax (PEP)	BARDA	Sep-07	9/2007 — 3/2016
Large-scale manufacturing for BioThrax	BARDA	Jul-10	7/2010 — 7/2015
NuThrax	NIAID	Jul-10	8/2010 — 4/2015
PreviThrax	BARDA	Sep-10	9/2010 — 9/2015
CIADM	BARDA	Jun-12	6/2012 — 6/2037
BAT	CDC	Jan-03	1/2003 — 1/2015
BAT	BARDA	May-06	5/2006 — 5/2026
Anthrasil	BARDA	Sep-05	9/2005 — 4/2021
Anthrasil	BARDA	Sep-02	9/2002 — 12/2015
Anthrasil	BARDA	Sep-13	9/2013 — 9/2018
VIGIV	CDC	Aug-12	8/2012 — 8/2017
NuThrax	NIAID	Aug-14	8/2014 — 10/2019
NuThrax	BARDA	Mar-15	3/2015 — 8/2017

Our revenue, operating results and profitability have varied, and we expect that they will continue to vary on a quarterly basis, primarily due to the timing of sales of our products and timing of work completed under new and existing grants, development contracts and collaborative relationships.

Cost of Product Sales and Contract Manufacturing

The primary expense that we incur to deliver our vaccines and therapeutics to our customers and in our contract manufacturing operations, is manufacturing costs, consisting of fixed and variable costs. Variable manufacturing costs consist primarily of costs for materials and personnel-related expenses for direct and indirect manufacturing support staff, contract manufacturing and filling operations, and sales-based royalties. Fixed manufacturing costs include facilities, utilities and amortization of intangible assets. We determine the cost of product sales for products sold during a reporting period based on the average manufacturing cost per unit in the period those units were manufactured. In addition to the fixed and variable manufacturing costs described above, the cost of product sales depends on utilization of available manufacturing capacity.

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

In-process Research and Development

IXINITY

The intangible asset associated with in-process research and development, or IPR&D, in the acquisition of Cangene Corporation, or Cangene, is the IXINITY product candidate. As part of the purchase price allocation our management determined that the estimated acquisition date fair value related to the IXINITY IPR&D asset was $8.3 million. The estimated fair value was determined using the income approach, which discounts expected future cash flows to present value. We estimated the fair value using a present value discount rate of 16%, which is based on the estimated weighted-average cost of capital for companies with profiles substantially similar to that of Cangene. We believe this rate is comparable to the estimated internal rate of return for the acquisition and represents the rate that market participants would likely use to value this type of IPR&D asset. The projected cash flows from IXINITY were based on key assumptions, including: estimates of revenues and operating profits considering its stage of development on the acquisition date; the time and resources needed to complete the development and approval of the product candidate; the life of the potential commercialized product and associated risks, including the inherent difficulties and uncertainties in developing a product candidate such as obtaining marketing approval from the FDA and other regulatory agencies; and risks related to the viability of and potential alternative treatments in any future target markets. The IXINITY asset was considered to be indefinite-lived until the completion or abandonment of the associated research and development efforts. On April 29, 2015, IXINITY was approved by the FDA. As a result, IXINITY is considered a definite-lived intangible asset from that date.

EV-035

The intangible asset associated with IPR&D acquired from Evolva Holding SA, or Evolva, in December 2014, is the EV-035 series of molecules, or EV-035. As part of the preliminary purchase price allocation, management determined that the estimated acquisition date fair value related to EV-035 IPR&D asset was $27.7 million. The estimated fair value was determined using the income approach, which discounts expected future cash flows to present value. We estimated the fair value using a present value discount rate of 12%, which we believe is comparable to the estimated internal rate of return for the acquisition and represents the rate that market participants would likely use to value the EV-035 asset. The projected cash flows from the EV-035 project were based on key assumptions, including: estimates of revenues and operating profits considering its stage of development on the acquisition date; the time and resources needed to complete the development and approval of the product candidate; the life of the potential commercialized product and associated risks, including the inherent difficulties and uncertainties in developing a product candidate such as obtaining marketing approval from the FDA and other regulatory agencies; and risks related to the viability of and potential alternative treatments in any future target markets. The EV-035 asset is considered to be indefinite-lived until the completion or abandonment of the associated research and development efforts.

Provision for Chargebacks

We record sales for our Biosciences products, primarily WinRho and HepaGam, net of provisions for chargebacks, administration fees, rebates and other adjustments. These provisions are primarily estimated based on historical experience, future expectations, contractual arrangements with wholesalers and indirect customers, and other factors known to management at the time of accrual. Provisions for chargebacks, administration fees, rebates and other adjustments require varying degrees of subjectivity.  While rebates generally are based on contractual terms and require minimal estimation, chargebacks require management to make more subjective assumptions.

The provision for chargebacks is a significant and complex estimate used in the recognition of revenue.  Primarily, we sell our products directly to large commercial wholesale distributors. We also sell our products indirectly to group-purchasing organizations, physician practice-management groups and hospitals, collectively referred to as "indirect customers."  We enter into agreements with our indirect customers to establish pricing for certain of our products. The indirect customers then independently select a wholesaler from which to purchase the products. If the price paid by the indirect customers is lower than the price paid by the wholesaler, we will provide a credit, called a chargeback, to the wholesaler for the difference between the contractual price with the indirect customers and the wholesaler purchase price. The provision for chargebacks is based on expected sell-through levels by our wholesale customers to the indirect customers and estimated wholesaler inventory levels.

As sales to the large wholesale customers fluctuate the reserve for chargebacks will also generally fluctuate in the same direction. However, the degree of the fluctuation depends on product mix and the amount of sales made to indirect customers with which we have specific chargeback agreements.

On a quarterly basis management reviews actual payments for provisions, wholesaler and distributor sales to our indirect customers, inventory balances at the wholesalers and distributors, as well as any known market factors that may impact our estimate, and we make adjustments when we believe that actual chargebacks may differ from the actual chargeback reserve.

Critical Accounting Policies and Estimates

There have been no significant changes to our Critical Accounting Policies and Estimates during the three months ended March 31, 2015. Refer to the Critical Accounting Policies and Estimates section in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission.

Results of Operations

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Revenues

Product Sales:

Product sales revenues decreased by $17.5 million, or 49%, to $18.3 million for the three months ended March 31, 2015 from $35.8 million for the three months ended March 31, 2014. Product sales revenues included:

▪	BioThrax - minimal sales for the three months ended March 31, 2015 as compared to $24.5 million for the three months ended March 31, 2014;
▪	Other Biodefense products - $11.9 million for the three months ended March 31, 2015 as compared to $8.1 million for the three months ended March 31, 2014; and
▪	Biosciences product sales (acquired in February 2014) - $6.3 million for the three months ended March 31, 2015 as compared to $3.3 million for the three months ended March 31, 2014.

The decrease in BioThrax sales was due to our decision to suspend shipments to the CDC in the first quarter of 2015 following the discovery of foreign particles in a limited number of vials in two manufactured lots of BioThrax in January 2015. As a result, there were no revenues for BioThrax product sales to the CDC for the three months ended March 31, 2015. BioThrax product sales revenues during the three months ended March 31, 2014 primarily consisted of sales to the CDC of $24.1 million.

Contract Manufacturing:

Contract manufacturing revenues increased by $9.5 million to $12.2 million for the three months ended March 31, 2015 from $2.7 million for the three months ended March 31, 2014. The increase in contract manufacturing revenues for the three months ended March 31, 2015 was primarily due to revenues from our fill/finish facility, acquired from Cangene in February 2014, for the entire three month period. In addition, contract manufacturing revenue increased by $3.8 million due to services related to the production of an MVA Ebola vaccine candidate.

Contracts, Grants and Collaborations:

Contracts, grants and collaborations revenues increased by $17.7 million to $33.1 million for the three months ended March 31, 2015 from $15.4 million for the three months ended March 31, 2014. The increase was primarily due to:

▪	increased development funding of $14.8 million for Anthrasil related to plasma collection; and
▪	recognition of a $5.0 million milestone payment from our collaboration with MorphoSys AG from the initiation of a Phase I clinical study to evaluate the safety, tolerability and clinical activity of MOR209/ES414 in patients with metastatic castration-resistant prostate cancer.

These increases were partially offset by decreased revenue of $3.9 million under our development contracts for BAT and large-scale manufacturing of BioThrax primarily due to the timing of development efforts, along with a payment received in 2014 for our PEP indication for BioThrax related to the progress of development activities.

             Cost of Product Sales and Contract Manufacturing

             Cost of product sales and contract manufacturing decreased by $0.2 million, or 1%, to $18.7 million for the three months ended March 31, 2015 from $19.0 million for the three months ended March 31, 2014.

Research and Development Expenses

Research and development expenses increased by $8.4 million, or 28%, to $38.7 million for the three months ended March 31, 2015 from $30.3 million for the three months ended March 31, 2014. This increase primarily reflects higher contract service costs and includes increased expenses of $11.2 million for product candidates and manufacturing development categorized in the Biodefense segment, partially offset by decreased expenses of $2.5 million for product candidates and technology platform development activities categorized in the Biosciences segment. Net of contracts, grants and collaborations revenues, we incurred net research and development expenses of $5.6 million and $14.9 million, during the three months ended March 31, 2015 and 2014, respectively.

Our principal research and development expenses for the three months ended March 31, 2015 and 2014 are shown in the following table:

	Three Months Ended
	March 31,
(in thousands)	2015	2014
Biodefense:
Large-scale manufacturing for BioThrax	$2,748	$3,484
BioThrax related programs	691	2,327
PreviThrax	1,765	2,530
NuThrax	2,829	2,407
Pandemic influenza	1,117	1,187
Anthrasil	10,608	700
Botulinum antitoxin	1,439	646
Other Biodefense	5,677	2,422
Total Biodefense	26,874	15,703

Biosciences:
MOR209/ES414	659	4,499
IXINITY	5,361	1,247
otlertuzumab	1,195	3,245
Other Biosciences	3,043	3,790
Total Biosciences	10,258	12,781
Other	1,570	1,772
Total	$38,702	$30,256

The decrease in spending for large-scale manufacturing for BioThrax was primarily due to the timing of manufacturing development activities. The decrease in spending for BioThrax related programs was primarily related to the timing of clinical studies to support applications for label expansion for BioThrax. The decrease in spending for PreviThrax was primarily due to the timing of non-clinical studies. The spending for NuThrax was primarily for clinical trial activities. The spending for pandemic influenza was primarily for manufacturing development activities. The spending for our Anthrasil program (which we acquired from Cangene in February 2014) was primarily for plasma collection services. The spending for our Botulinum Antitoxin program (which we acquired from Cangene) was primarily for stability testing. The increase in spending for our Other Biodefense activities was primarily due to increased spending related to manufacturing development.

The decrease in spending for our MOR209/ES414 product candidate was primarily due to the timing of manufacturing development along with reimbursement for clinical material from MorphoSys. The increase in spending for our IXINITY product candidate was primarily for manufacturing activities. The decrease in spending for our otlertuzumab product candidate was primarily related to the timing of clinical trial activities. The decrease in spending for our Other Biosciences activities was primarily due to decreased costs associated with the development of platform technologies along with reduced costs associated with other programs acquired from Cangene.

The spending for Other activities was primarily due to centralized research and development activities attributable to product candidates.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $4.4 million, or 15%, to $34.5 million for the three months ended March 31, 2015 from $30.1 million for the three months ended March 31, 2014. This increase includes additional post-acquisition selling, general and administrative costs of $4.0 million associated with the operations acquired from Cangene in February 2014.

Selling, general and administrative expenses attributable to our Biodefense segment increased by $1.4 million, or 8%, to $18.3 million during the three months ended March 31, 2015 from $16.9 million during the three months ended March 31, 2014. Selling, general and administrative expenses related to our Biosciences segment increased by $3.0 million, or 23%, to $16.2 million for the three months ended March 31, 2015 from $13.2 million for the three months ended March 31, 2014.

Total Other Income (Expense)

Total net other expense decreased by $1.5 million, or 50%, to $1.5 million for the three months ended March 31, 2015 from $3.0 million for the three months ended March 31, 2014. The decrease was primarily due to $1.8 million of costs associated with the termination of our $125 million term loan facility in the first quarter of 2014.

Income Taxes

Benefit from income taxes increased by $0.1 million, or 1%, to $8.3 million for the three months ended March 31, 2015 from $8.2 million for the three months ended March 31, 2014.

Liquidity and Capital Resources

Sources of Liquidity

From inception through March 31, 2015, we have funded our cash requirements principally with a combination of revenues from sales of BioThrax, debt financings, development funding from government entities and non-government and philanthropic organizations and collaborative partners, the net proceeds from our initial public offering and the sale of our common stock upon exercise of stock options. We have operated profitably for each of the five years ended December 31, 2014. As of March 31, 2015, we had cash and cash equivalents of $216.5 million.

Cash Flows

The following table provides information regarding our cash flows for the three months ended March 31, 2015 and 2014:

	Three Months Ended
	March 31,
(in thousands)	2015	2014
Net cash provided by (used in):
Operating activities(i)	$(65,898)	$(29,240)
Investing activities	(9,082)	(182,757)
Financing activities	10,996	192,874
Net decrease in cash and cash equivalents	$(63,984)	$(19,123)

(i) Includes the effect of exchange rates on cash and cash equivalents.

Net cash used in operating activities of $65.9 million for the three months ended March 31, 2015 was primarily due to our net loss of $21.5 million, a decrease in income taxes of $19.4 million related to timing differences, a decrease in accrued compensation of $10.9 million primarily related to the payment of 2014 bonuses and an increase in inventory of $16.5 million due to minimal shipments of BioThrax in the first quarter of 2015.

Net cash used in operating activities of $29.2 million for the three months ended March 31, 2014 was primarily due to our net loss of $20.2 million, a decrease in income taxes of $11.8 million related to timing differences, a decrease in accrued compensation of $8.7 million primarily related to the payment of 2013 bonuses and a decrease in accounts payable of $10.7 million, primarily due to acquisition related activities, partially offset by a decrease in accounts receivable of $17.6 million related to the timing of collection of amounts billed primarily to the CDC.

Net cash used in investing activities of $9.1 million for the three months ended March 31, 2015 was due to infrastructure and equipment investments.

Net cash used in investing activities of $182.8 million for the three months ended March 31, 2014 was primarily due to the acquisition of Cangene for $178.2 million, which is net of $43.6 million of acquired cash, and capital expenditures of $4.6 million for infrastructure and equipment investments.

Net cash provided by financing activities of $11.0 million for the three months ended March 31, 2015 was primarily due to $6.3 million in proceeds from the issuance of common stock pursuant to employee equity plans and $5.4 million in excess tax benefits from the exercise of stock options.

Net cash provided by financing activities of $192.9 million for the three months ended March 31, 2014 was primarily due to proceeds from long-term indebtedness of $251 million, of which $241.7 million (net of $8.3 million of transaction costs) was from our 2.875% Convertible Senior Notes due 2021, or Notes, $8.1 million in proceeds from the issuance of common stock pursuant to employee equity plans and $4.6 million in excess tax benefits from the exercise of stock options, partially offset by a principal payment on indebtedness of $62.0 million under our revolving credit facility.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2015, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2015, the controls and procedures of Cangene Corporation, acquired in February 2014, have been integrated into the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act), and the Company is currently evaluating the design and operational effectiveness of these controls and procedures. There have been no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act has occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our U.S. government procurement and development contracts require ongoing funding decisions by the U.S. government. Reduced or discontinued funding of these contracts could cause our business, financial condition, operating results and cash flow to suffer materially.

Our principal customer for BioThrax, BAT, Anthrasil, VIGIV and RSDL is the U.S. government. We anticipate that the U.S. government will also be a principal customer for other biodefense products that we successfully acquire or develop. Additionally, a significant portion of our revenue comes from U.S. government development contracts and grants. Over its lifetime, a U.S. government procurement or development program may be implemented through the award of many different individual contracts and subcontracts. The funding for such government programs is subject to Congressional appropriations, generally made on a fiscal year basis, even for programs designed to continue for several years. These appropriations can be subject to political considerations and stringent budgetary constraints. For example, sales of BioThrax supplied under our multi-year procurement contract with the CDC are subject to available funding, mostly from annual appropriations. Additionally, our government-funded development contracts typically give the U.S. government the right, exercisable in its sole discretion, to extend these contracts for successive option periods following a base period of performance. The value of the services to be performed during these option periods may constitute the majority of the total value of the underlying contract. For example, the development contract we were awarded in August 2014 for development of a dry formulation of PreviThrax consists of an approximately two-year base period of performance valued at approximately $7.3 million and thirteen successive one-year option periods valued at a total of approximately $29 million. If levels of government expenditures and authorizations for biodefense decrease or shift to programs in areas where we do not offer products or are not developing product candidates, or if the U.S. government otherwise declines to exercise its options under our contracts, our business, revenues and operating results would suffer.

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

The U.S. government may choose not to award us future contracts for the development of our Biodefense product candidates or for the procurement of our Biodefense products, and may instead award such contracts to our competitors. If we are unable to win particular contracts, we may not be able to operate in the market for products that are provided under those contracts for a number of years. Additionally, if we are unable to consistently win new contract awards over an extended period, or if we fail to anticipate all of the costs or resources that will be required to secure and, if applicable, perform under such contract awards, our growth strategy and our business, financial condition and operating results could be materially and adversely affected.

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

We must comply with numerous laws and regulations relating to the procurement, formation, administration and performance of government contracts. Among the most significant government contracting regulations that affect the business of our Biodefense division are:

▪	the Federal Acquisition Regulation, or FAR, and agency-specific regulations supplemental to the FAR, which comprehensively regulate the procurement, formation, administration and performance of government contracts;
▪	the Defense Federal Acquisition Regulations, or DFARs, and agency-specific regulations supplemental to the DFAR, which comprehensively regulate the procurement, formation, administration and performance of Department of Defense, or DoD, government contracts;
▪	business ethics and public integrity obligations, which govern conflicts of interest and the hiring of former government employees, restrict the granting of gratuities and funding of lobbying activities and incorporate other requirements such as the Anti-Kickback Act, the Procurement Integrity Act, the False Claims Act and the Foreign Corrupt Practices Act;
▪	export and import control laws and regulations; and
▪	laws, regulations and executive orders restricting the use and dissemination of information classified for national security purposes and the exportation of certain products and technical data.

U.S. government agencies routinely audit and investigate government contractors for compliance with applicable laws and standards. If we are audited and such audit were to uncover improper or illegal activities, we could be subject to civil and criminal penalties, administrative sanctions, including suspension or debarment from government contracting and significant reputational harm.

The amount we are paid under our fixed price government procurement contracts is based on estimates we have made of the time, resources and expenses required for us to perform under those contracts. If our actual costs exceed our estimates, we may not be able to earn an adequate return or may incur a loss under these contracts, which could harm our operating results and materially reduce our net income.

Some of our current contracts with the U.S. Health & Human Services, or HHS, and the DoD for the procurement of our Biodefense products are fixed price contracts. We expect that our potential future contracts with the U.S. government for our Biodefense products also may be fixed price contracts. Under a fixed price contract, we are required to deliver our products at a fixed price regardless of the actual costs we incur. Estimating costs that are related to performance in accordance with contract specifications is difficult, particularly where the period of performance is over several years. Our failure to anticipate technical problems, estimate costs accurately or control costs during performance of a fixed price contract could reduce the profitability of such a contract or cause a loss, which could harm our operating results and materially reduce our net income.

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

The development and commercialization of new biopharmaceutical products is highly competitive and subject to rapid technological advances. We may face future competition with respect to our products, any products that we acquire, our current product candidates and any products we may seek to develop or commercialize in the future from other companies and governments, universities and other non-profit research organizations. Our competitors may develop products that are safer, more effective, more convenient or less costly than any products that we may develop or market. Our competitors may devote greater resources to market or sell their products, adapt more quickly to new technologies, scientific advances or patient preferences and needs, initiate or withstand substantial price competition more successfully than we can, or more effectively negotiate third-party licensing and collaborative arrangements.

There are a number of companies with biodefense products or product candidates competing with us for both U.S. government procurement and development resources. For example, in terms of additional procurement of licensed countermeasures, HHS awarded a development and SNS procurement contract to GlaxoSmithKline plc for ABThrax™ (raxibacumab), an anthrax monoclonal antibody therapeutic.

We believe that our most significant competitors in the hematology/oncology and transplantation markets include: AbbVie Inc., Amgen Inc., Baxter International Inc., CSL Behring, a subsidiary of CSL Limited, Genentech Inc. (a subsidiary of F. Hoffmann-La Roche Ltd.), Gilead Sciences, Inc., Grifols USA LLC, Johnson & Johnson and Novartis AG.

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

The commercial success of our Biosciences products will depend upon the degree of market acceptance by government customers, physicians, patients, healthcare payors and others in the medical community.

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

Changes in health care systems and payor reimbursement policies could result in a decline in our potential sales and a reduction in our expected revenue from our products.

The revenues and profitability of biopharmaceutical companies like ours may be affected by the continuing efforts of government and third-party payors to contain or reduce the costs of health care through various means. For example, in certain foreign markets, the pricing or profitability of therapeutic and other pharmaceutical products is subject to governmental control. In the United States, there have been, and we expect that there will continue to be, a number of federal and state proposals to implement similar governmental control. Recent U.S. legislation, rules and regulations instituted significant changes to the U.S. healthcare system that could have a material adverse effect on our business, financial condition and profitability. We cannot predict what effects, if any, this legislation might have on our company and our products as this legislation continues to be further implemented over the next few years, nor can we predict whether additional legislative or regulatory proposals may be adopted.

In addition, in the United States and elsewhere sales of therapeutic and other pharmaceutical products depend, in part, on the availability of reimbursement from third-party payors, such as government and private insurance plans. Third-party payors are increasingly challenging the prices charged for medical products and services. Third-party payors may limit access to biopharmaceutical products through the use of prior authorizations and step therapy. Any reimbursement granted may not be maintained, or limits on reimbursement available from third parties may reduce the demand for or negatively affect the price and profitability of those products. Payors may pursue aggressive cost cutting initiatives such as comparing the effectiveness, benefits and costs of similar treatments, which could result in lower reimbursement and therefore demand for these products. Policies that decrease reimbursement would likely have a material adverse effect on our business, financial condition and results of operations. Our ability to successfully commercialize our products and product candidates and the demand for our products depend, in part, on the extent to which reimbursement and access is available from such third-party payors.

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

However, NuThrax and PreviThrax are subject to a different regulatory approval pathway. Specifically, because humans are rarely exposed to anthrax toxins under natural conditions, and cannot be intentionally exposed, statistically significant efficacy for these product candidates cannot be demonstrated in humans. Instead, efficacy must be demonstrated, in part, by utilizing animal models instead of testing in humans. This is known as the FDA's "Animal Rule." We cannot guarantee that the FDA will permit us to proceed with licensure of NuThrax, or PreviThrax or any Biodefense product candidates under the Animal Rule. Even if we are able to proceed pursuant to the Animal Rule, the FDA may decide that our data are insufficient to support approval and require additional preclinical, clinical or other studies, refuse to approve our products, or place restrictions on our ability to commercialize those products. Furthermore, products approved under the Animal Rule are subject to certain additional post-marketing requirements. For example, to the extent feasible and ethical, manufacturers of products approved pursuant to the Animal Rule must conduct post-marketing studies, such as field studies, to verify and describe the drug's clinical benefit and to assess its safety when used as indicated. We cannot guarantee that we will be able to meet this regulatory requirement even if one or more of our product candidates is approved under the Animal Rule.

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

Similar action may be taken against us should we fail to comply with regulatory requirements, or later discover previously unknown problems with our products or manufacturing processes. Even if regulatory approval of a product is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product. If we experience any of these post-approval events, our business, financial condition and operating results could be materially and adversely affected.

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

BioThrax, WinRho SDF, BAT, Anthrasil, HepaGam B, VARIZIG, VIGIV and many of our current product candidates, are biologics. Manufacturing biologic products, especially in large quantities, is complex. The products must be made consistently and in compliance with a clearly defined manufacturing process. Problems may arise during manufacturing for a variety of reasons, including problems with raw materials, equipment malfunction and failure to follow specific protocols and procedures. In addition, slight deviations anywhere in the manufacturing process, including obtaining materials, maintaining master seed or cell banks and preventing genetic drift, seed or cell growth, fermentation, contamination including from, among other things, particulates, filtration, filling, labeling, packaging, storage and shipping, and quality control testing, may result in lot failures or manufacturing shut-down, delays in the release of lots, product recalls, spoilage or regulatory action. Such deviations may require us to revise manufacturing processes or change manufacturers. Additionally, as our equipment ages, it will need to be replaced. Replacement of equipment has the potential to introduce variations in the manufacturing process that may result in lot failures or manufacturing shut-down, delay in the release of lots, product recalls, spoilage or regulatory action. Success rates can also vary dramatically at different stages of the manufacturing process, which can reduce yields and increase costs. From time to time, we may experience deviations in the manufacturing process that may take significant time and resources to resolve and, if unresolved, may affect manufacturing output and could cause us to fail to satisfy customer orders or contractual commitments, lead to a termination of one or more of our contracts, lead to delays in our clinical trials, result in litigation or regulatory action against us or cause the FDA to cease releasing product until the deviations are explained and corrected, any of which could be costly to us, damage our reputation and negatively impact our business.

For example, FDA approval is required for the release of each lot of BioThrax. A "lot" is approximately 186,000 doses. We are not able to sell any lots that fail to satisfy the release testing specifications. For example, we must provide the FDA with the results of certain tests, including potency tests, before lots are released for sale. Potency testing of each lot of BioThrax is performed against a qualified control lot that we maintain. We have one mechanism for conducting this potency testing that is reliant on a unique animal strain for which we currently have no alternative. We continually monitor the status of our control lot and periodically produce and qualify a new control lot to replace the existing control lot. If we are not able to produce and qualify a new control lot or otherwise satisfy the FDA's requirements for release of BioThrax, our ability to sell BioThrax would be impaired until such time as we become able to meet the FDA's requirements, which would significantly impact our revenues, require us to utilize our cash balances to help fund our ongoing operations and otherwise harm our business.

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

Currently, only Building 12, our small-scale manufacturing facility in Lansing, Michigan, has regulatory approval to manufacture BioThrax. A significant interruption of the ability of this facility to manufacture BioThrax would reduce our revenues and materially harm our business, financial condition, operating results and cash flow.

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

We have invested significant efforts and financial resources in the development of our vaccines, therapeutics and medical device product candidates and the acquisition of additional product candidates. In addition to our product sales, our ability to generate revenue is dependent on a number of factors, including the success of our development programs, the U.S. government's interest in providing development funding for or procuring certain of our Biodefense division product candidates, the interest of non-governmental organizations and other commercial entities in providing grant funding for development of certain of our Biosciences division product candidates and the commercial viability of our acquired or developed product candidates. The commercial success of our product candidates will depend on many factors, including accomplishing the following in an economical manner:

▪	successful development, formulation and cGMP scale-up of manufacturing that meets FDA requirements;
▪	successful completion of clinical or non-clinical development, including toxicology studies and studies in approved animal models;
▪	receipt of marketing approvals from the FDA and equivalent foreign regulatory authorities;
▪	establishment of commercial manufacturing processes and product supply arrangements;
▪	training of a commercial sales force for the product, whether alone or in collaboration with others;
▪	successful registration and maintenance of relevant patent and/or other proprietary protection; and
▪	acceptance of the product by potential government customers, physicians, patients, healthcare payors and others in the medical community.

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

Our success, particularly with respect to the Biosciences business and small molecule product candidates, will depend, in large part, on our ability to obtain and maintain protection in the United States and other countries for the intellectual property covering or incorporated into our technology, products and product candidates. Obtaining and maintaining this protection is very costly. The patentability of technology in the field of vaccines, therapeutics and medical devices generally is highly uncertain and involves complex legal and scientific questions.

We may not be able to obtain additional issued patents relating to our technology or products. Even if issued, patents may inadvertently lapse or be challenged, narrowed, invalidated or circumvented, which could limit our ability to stop competitors from marketing similar products or limit the duration of patent protection we may have for our products. In the past, we have abandoned the prosecution and/or maintenance of patent applications related to patent families in the ordinary course of business. In the future we may choose to abandon such prosecution and/or maintenance in a similar fashion. If these patent rights are later determined to be valuable or necessary to our business, our competitive position may be adversely affected. Changes in patent laws or administrative patent office rules or changes in interpretations of patent laws in the United States and in other countries may diminish the value of our intellectual property or narrow the scope of our patent protection, or result in costly defensive measures.

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

Our collaborators and licensors may not adequately protect our intellectual property rights. These third parties may have the first right to maintain or defend intellectual property rights in which we have an interest and, although we may have the right to assume the maintenance and defense of such intellectual property rights if these third parties do not do so, our ability to maintain and defend such intellectual property rights may be compromised by the acts or omissions of these third parties. For example, we license from Pfizer, Inc. an oligonucleotide adjuvant, CPG 7909, for use in our anthrax vaccine product candidate NuThrax.

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

Our failure to successfully integrate acquired assets into our operations could adversely affect our ability to realize the benefits of such acquisitions and, therefore, to grow our business.

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

If we are unable to successfully integrate future acquisitions with our existing businesses, or operate any acquired business profitably, we may not obtain the advantages that the acquisitions were intended to create, which may materially adversely affect the growth of our business.

We may not be successful in establishing and maintaining collaborations that leverage our capabilities in pursuit of developing and commercializing our product candidates.

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

As of March 31, 2015, our total consolidated indebtedness was $251 million, including $250 million of obligations under our senior convertible notes. Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the senior convertible notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

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

As of March 31, 2015, we had approximately $216.5 million of cash and cash equivalents. Our future capital requirements will depend on many factors, including, among others:

▪	the level, timing and cost of product sales;
▪	the extent to which we acquire or invest in and integrate companies, products or technologies;
▪	the acquisition of new facilities and capital improvements to new or existing facilities;
▪	the payment obligations under our indebtedness;
▪	the scope, progress, results and costs of our development activities;
▪	our ability to obtain funding from collaborative partners, government entities and non-governmental organizations for our development programs; and
▪	the costs of commercialization activities, including product marketing, sales and distribution

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

Although we have been profitable for each of the last five fiscal years, we have not been profitable for every quarter during that time. For example, we incurred a net loss in the first quarters of 2015, 2014, 2013 and 2012. Our profitability has been substantially dependent on BioThrax product sales, which historically have fluctuated significantly from quarter to quarter, and we expect that they will continue to fluctuate significantly based primarily on the timing of our fulfillment of orders from the U.S. government. Additionally, our profitability may be adversely affected as we progress through various stages of ongoing or planned clinical trials for our product candidates. We may not be able to achieve consistent profitability on a quarterly basis or sustain or increase profitability on an annual basis.

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

Mr. El-Hibri has the ability to significantly influence the election of the members of our Board of Directors due to his substantial beneficial ownership of our common stock. As of April 30, 2015, Mr. El-Hibri was the beneficial owner of approximately 15% of our outstanding common stock. As a result, Mr. El-Hibri could delay or prevent a change of control of us that may be favored by other directors or stockholders and otherwise exercise substantial control over all corporate actions requiring board or stockholder approval, including any amendment of our certificate of incorporation or by-laws. The control by Mr. El-Hibri may prevent other stockholders from influencing significant corporate decisions. In addition, Mr. El-Hibri's significant beneficial ownership of our shares could present the potential for a conflict of interest.

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

Our stock price has been, and is likely to continue to be, volatile. The market price of our common stock could fluctuate significantly for many reasons, including in response to the risks described in this "Risk Factors" section, or for reasons unrelated to our operations, such as reports by industry analysts, investor perceptions or negative announcements by our customers, competitors or suppliers regarding their own performance, as well as industry conditions and general financial, economic and political instability. From November 15, 2006, when our common stock first began trading on the New York Stock Exchange, through April 30, 2015, our common stock has traded as high as $31.33 per share and as low as $4.40 per share. The stock market in general as well as the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price of our common stock may be influenced by many factors, including, among others:

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales or the perception in the market that the holders of a large number of shares intend to sell shares could reduce the market price of our common stock. Moreover, holders of an aggregate of approximately 6 million shares of our common stock outstanding as of April 30, 2015, have the right to require us to register these shares of common stock under specified circumstances. In 2012, the SEC declared effective our shelf registration statement that included registration of up to three million of these shares to be sold by these holders from time to time.

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

EMERGENT BIOSOLUTIONS INC.

By: /s/DANIEL J. ABDUN-NABI
Daniel J. Abdun-Nabi
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2015

By: /S/ROBERT G. KRAMER
Robert G. Kramer
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Date: May 7, 2015

EXHIBIT INDEX

Exhibit Number	Description
12#	Ratio of Earnings to Fixed Charges.
31.1#	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).
31.2#	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).
32.1#	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101. INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Calculation Linksbase Document.
101.DEF	XBRL Taxonomy Definition Linksbase Document.
101.LAB	XBRL Taxonomy Label Linksbase Document.
101.PRE	XBRL Taxonomy Presentation Linksbase Document.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language):
(i) Condensed Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014;
(ii) Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2015 and 2014;
(iii) Condensed Consolidated Balance Sheets at March 31, 2015 and December 31, 2014;
(iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014; and
(v) Notes to Consolidated Financial Statements.

In Accordance with Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.

#Filed herewith.