Form 10-Q
period 2015-06-30
Emergent BioSolutions Inc.
filed 2015-08-06
CIK 1367644

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

As of July 31, 2015, the registrant had 38,800,040 shares of common stock outstanding.

Emergent BioSolutions Inc.

BioThrax® (Anthrax Vaccine Adsorbed), RSDL® (Reactive Skin Decontamination Lotion Kit), BAT™ [Botulism Antitoxin Heptavalent (A,B,C,D,E,F,G)-(Equine)], Anthrasil™ (Anthrax Immune Globulin Intravenous [human]), HepaGam B® [Hepatitis B Immune Globulin Intravenous (Human)], VARIZIG® [Varicella Zoster Immune Globulin (Human)], WinRho® SDF [Rh0 (D) Immune Globulin Intravenous (Human)], NuThrax™ (anthrax vaccine adsorbed with CPG 7909 adjuvant), PreviThrax™ (recombinant protective antigen anthrax vaccine, purified), VIGIV [Vaccinia Immune Globulin Intravenous (Human)], IXINITY® (coagulation factor IX (recombinant)), Emergard™ and any and all Emergent BioSolutions Inc. brands, products, services and feature names, logos and slogans are trademarks or registered trademarks of Emergent BioSolutions Inc. or its subsidiaries in the United States or other countries. All other brands, products, services and feature names or trademarks are the property of their respective owners.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, including statements regarding the planned spin-off of our biosciences business, the timing of any such spin-off, the future earnings and performance of Emergent or any of its businesses, including the biodefense and biosciences businesses on a stand-alone basis if the spin-off is completed, our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management, are forward-looking statements. We generally identify forward-looking statements by using words like "believes," "expects," "anticipates," "intends," "plans," "forecasts," "estimates" and similar expressions in conjunction with, among other things, discussions of financial performance or financial condition, growth strategy, product sales, manufacturing capabilities, product development, regulatory approvals or expenditures. These forward-looking statements are based on our current intentions, beliefs and expectations regarding future events. We cannot guarantee that any forward-looking statement will be accurate. You should realize that if underlying assumptions prove inaccurate or unknown risks or uncertainties materialize, actual results could differ materially from our expectations. You are, therefore, cautioned not to place undue reliance on any forward-looking statement. Any forward-looking statement speaks only as of the date on which such statement is made, and, except as required by law, we do not undertake to update any forward-looking statement to reflect new information, events or circumstances.

There are a number of important factors that could cause our actual results to differ materially from those indicated by such forward-looking statements, including, among others:

▪	appropriations for the procurement of BioThrax® (Anthrax Vaccine Adsorbed), our FDA-licensed anthrax vaccine;
▪	our ability to perform under our contracts with the U.S. government related to BioThrax, including the timing of deliveries;
▪	our ability to obtain new BioThrax sales contracts or modifications to existing contracts;
▪	the availability of funding for our U.S. government grants and contracts;
▪	our ability to successfully execute our growth strategy and achieve our financial and operational goals;
▪	whether the planned spin-off of our biosciences business is completed, as expected or at all, and the timing of any such spin-off;
▪	whether the conditions to the spin-off can be satisfied;
▪	whether the operational, marketing and strategic benefits of the spin-off can be achieved;
▪	whether the costs and expenses of the spin-off can be controlled within expectations;
▪	our ability to successfully integrate and develop the products or product candidates, programs, operations and personnel of any entities or businesses that we acquire;
▪	our ability to perform under our contract with the U.S. government to develop and obtain regulatory approval for the manufacturing of BioThrax in Building 55, our large-scale vaccine manufacturing facility in Lansing, Michigan;
▪	our ability to identify and acquire companies or in-license products or late-stage product candidates that satisfy our selection criteria;
▪	our ability to realize synergies and benefits from acquisitions or in-licenses within expected time periods or at all;
▪	our ability to selectively enter into collaboration arrangements;
▪	our ability to achieve milestones in our out-licensed and collaboration contracts;
▪	our ability to obtain and maintain intellectual property protection for our products and product candidates;
▪	our ability and plans to expand our manufacturing facilities and capabilities;
▪	our ability and the ability of our contractors and suppliers to maintain compliance with cGMP and other regulatory obligations;
▪	the results of regulatory inspections;
▪	our ability to meet operating and financial restrictions placed on us and our subsidiaries under our senior secured credit facility;
▪	the rate and degree of market acceptance and clinical utility of our products;
▪	the success of our ongoing and planned development programs, non-clinical activities and clinical trials of our product candidates;
▪	the timing of and our ability to obtain and maintain regulatory approvals for our product candidates;
▪	the success of our commercialization, marketing and manufacturing capabilities and strategy; and
▪	the accuracy of our estimates regarding future revenues, expenses, capital requirements and needs for additional financing.

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

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Emergent BioSolutions Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share and per share data)

	June 30, 2015	December 31, 2014
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$214,841	$280,499
Accounts receivable	99,718	58,834
Inventories	84,708	65,674
Deferred tax assets, current portion, net	1,483	1,710
Income tax receivable, net	13,142	1,357
Prepaid expenses and other current assets	21,596	24,101
Total current assets	435,488	432,175

Property, plant and equipment, net	320,084	313,979
In-process research and development	52,328	60,628
Intangible assets, net	62,110	58,344
Goodwill	52,585	52,585
Deferred tax assets, long-term portion, net	13,481	12,764
Other assets	7,247	8,216

Total assets	$943,323	$938,691

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$41,824	$40,930
Accrued expenses and other current liabilities	6,442	6,274
Accrued compensation	26,320	31,654
Contingent consideration, current portion	3,040	6,487
Provisions for chargebacks	1,993	2,246
Deferred revenue, current portion	7,343	5,345
Total current liabilities	86,962	92,936

Contingent consideration, net of current portion	33,795	34,599
Long-term indebtedness	253,000	251,000
Deferred revenue, net of current portion	6,083	5,713
Other liabilities	1,232	1,242
Total liabilities	381,072	385,490

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.001 par value; 15,000,000 shares authorized, 0 shares issued and outstanding at both June 30, 2015 and December 31, 2014	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized, 39,162,799 shares issued and 38,742,610 shares outstanding at June 30, 2015; 38,129,872 shares issued and 37,709,683 shares outstanding at December 31, 2014	39	38
Treasury stock, at cost, 420,189 common shares at both June 30, 2015 and December 31, 2014	(6,320)	(6,320)
Additional paid-in capital	291,339	274,222
Accumulated other comprehensive loss	(3,657)	(3,008)
Retained earnings	280,850	288,269
Total stockholders' equity	562,251	553,201
Total liabilities and stockholders' equity	$943,323	$938,691

The accompanying notes are an integral part of these consolidated financial statements.

Emergent BioSolutions Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Unaudited)		(Unaudited)
Revenues:
Product sales	$82,023	$78,269	$100,314	$114,036
Contract manufacturing	8,859	9,187	21,102	11,913
Contracts, grants and collaborations	35,230	22,869	68,329	38,260
Total revenues	126,112	110,325	189,745	164,209

Operating expense:
Cost of product sales and contract manufacturing	27,266	34,507	46,014	53,504
Research and development	40,941	37,401	79,643	67,657
Selling, general and administrative	36,453	30,555	70,946	60,644
Income (loss) from operations	21,452	7,862	(6,858)	(17,596)

Other income (expense):
Interest income	273	31	355	71
Interest expense	(1,628)	(1,721)	(3,288)	(5,256)
Other income, net	(497)	1,322	(397)	1,834
Total other expense, net	(1,852)	(368)	(3,330)	(3,351)

Income (loss) before provision for (benefit from) income taxes	19,600	7,494	(10,188)	(20,947)
Provision for (benefit from) income taxes	5,500	2,465	(2,769)	(5,740)
Net income (loss)	$14,100	$5,029	$(7,419)	$(15,207)

Income (loss) per share - basic	$0.37	$0.13	$(0.19)	$(0.41)
Income (loss) per share - diluted	$0.32	$0.13	$(0.19)	$(0.41)

Weighted-average number of shares - basic	$38,480,754	$37,416,554	$38,216,524	$37,137,015
Weighted-average number of shares - diluted	$47,410,413	$38,333,425	$38,216,524	$37,137,015

The accompanying notes are an integral part of these consolidated financial statements.

Emergent BioSolutions Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Unaudited)		(Unaudited)

Net income (loss)	$14,100	$5,029	$(7,419)	$(15,207)
Foreign currency translations, net of tax	(415)	139	(649)	214
Comprehensive income (loss)	$13,685	$5,168	$(8,068)	$(14,993)

The accompanying notes are an integral part of these consolidated financial statements.

Emergent BioSolutions Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:	(Unaudited)
Net loss	$(7,419)	$(15,207)
Adjustments to reconcile to net cash provided by (used in) operating activities:
Stock-based compensation expense	7,790	6,015
Depreciation and amortization	17,298	15,294
Income taxes	630	(5,199)
Change in fair value of contingent obligations	751	1,630
Write off of debt issuance costs	-	1,831
Excess tax benefits from stock-based compensation	(7,241)	(5,179)
Other	153	499
Changes in operating assets and liabilities:
Accounts receivable	(40,884)	2,274
Inventories	(19,034)	1,232
Income taxes	(16,740)	(5,184)
Prepaid expenses and other assets	2,465	(567)
Accounts payable	2,062	(10,357)
Accrued expenses and other liabilities	157	(644)
Accrued compensation	(5,473)	(3,902)
Provision for chargebacks	(253)	284
Deferred revenue	2,368	(1,246)
Net cash used in operating activities	(63,370)	(18,426)
Cash flows from investing activities:
Purchases of property, plant and equipment	(19,681)	(9,400)
Acquisition of Cangene Corporation, net of acquired cash	-	(178,167)
Net cash used in investing activities	(19,681)	(187,567)
Cash flows from financing activities:
Proceeds from convertible debenture, net of bank fees	-	241,654
Proceeds from long-term debt obligations	2,000	1,000
Issuance of common stock upon exercise of stock options	13,162	9,969
Excess tax benefits from stock-based compensation	7,241	5,179
Principal payments on long-term indebtedness	-	(62,000)
Contingent obligation payments	(5,002)	(1,019)
Net cash provided by financing activities	17,401	194,783

Effect of exchange rate changes on cash and cash equivalents	(8)	2

Net decrease in cash and cash equivalents	(65,658)	(11,208)
Cash and cash equivalents at beginning of period	280,499	179,338
Cash and cash equivalents at end of period	$214,841	$168,130

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

In the opinion of the Company's management, any adjustments contained in the accompanying unaudited consolidated financial statements are of a normal recurring nature, and are necessary to present fairly the financial position of the Company as of June 30, 2015; the results of operations and comprehensive income (loss) for the three and six months ended June 30, 2015 and 2014; and cash flows for the six months ended June 30, 2015 and 2014. Interim results are not necessarily indicative of results that may be expected for any other interim period or for an entire year.

During the six months ended June 30, 2015, there have been no significant changes to the Company's summary of significant accounting policies, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC.

2. Acquisitions

On December 17, 2014, the Company acquired the EV-035 series of molecules from Evolva Holding SA ("Evolva") for approximately $1.5 million in cash along with contingent value right obligations to Evolva. The EV-035 series of molecules is a series of novel small molecule broad spectrum antibiotics of the 4-oxoquinolizine class and targets bacterial type IIa topoisomerase. The lead molecule in the series, GC-072, has demonstrated protection in vivo from lethal B. pseudomallei infection when administered orally. GC-072 is being developed as a potential oral and intravenous treatment for B. pseudomallei under a three-year, $15.0 million contract with the Defense Threat Reduction Agency ("DTRA") of the U.S. Department of Defense. B. pseudomallei is a gram-negative pathogen classified by the Centers for Disease Control and Prevention ("CDC") as a Category B bioterrorism agent and a priority threat capable of being easily weaponized and disseminated. The acquisition diversifies the Biodefense segment by adding a preclinical stage product candidate that is currently being funded through preclinical development, and has been accounted for as a business combination. The Company's provisional estimates of fair values are based on the information, which has no observable market (Level 3), that was available as of the acquisition date.

The contingent value rights to Evolva are based on the novation of the DTRA contract ($4.0 million) along with the achievement of certain development ($15.0 million) and regulatory filing ($50.0 million) milestones. In addition, the Company is required to make sales-based royalty payments of between 5% - 10% through December 2036, based on levels of annual net sales.

During the six months ended June 30, 2015, based on facts that existed at the date of acquisition, the Company obtained additional information and analysis and recast the initial fair value of the total purchase consideration transferred to Evolva.

(in thousands)	Preliminary Purchase Price	Measurement Period Adjustment	Recast Preliminary Purchase Price
Amount of cash paid to Evolva Holding SA	$1,500	$-	$1,500
Fair value of contingent consideration	28,200	(6,571)	21,629
Total purchase price	$29,700	$(6,571)	$23,129

In conjunction with the revision to the total purchase price, the Company has recast its estimates of the fair value of the in-process research and development ("IPR&D") asset attributed to the EV-035 series of molecules based on this same information and analysis. The table below summarizes the recast preliminary allocation of the purchase price based upon fair values of assets acquired.

(in thousands)	Preliminary Allocation	Measurement Period Adjustment	Recast Allocation
Acquired in-process research and development assets	$27,700	$(17,172)	$10,528
Goodwill	2,000	10,601	12,601
Total purchase price	$29,700	$(6,571)	$23,129

As of the date of this filing, the valuation of acquired intangible assets and other fair value adjustments are not complete as the Company is obtaining and analyzing additional information related to the valuation report for the acquired IPR&D asset and contingent consideration. As such, the purchase price allocation is subject to change.

The IPR&D asset acquired from Evolva consisted of the EV-035 series of molecules. Management determined that the estimated acquisition-date fair value of the IPR&D asset was $10.5 million. The estimated fair value was determined using the income approach, which discounts expected future cash flows to present value. The Company estimated the fair value using a present value discount rate of 12%. The Company believes this rate is comparable to the estimated internal rate of return for the acquisition and represents the rate that market participants would use to value this IPR&D asset. The projected cash flows for EV-035 were based on key assumptions including: estimates of revenues and operating profits considering its stage of development on the acquisition date; the time and resources needed to complete the development and approval of the product candidate; the life of the potential commercialized product and associated risks, including the inherent difficulties and uncertainties in developing a product candidate, such as obtaining marketing approval from the U.S. Food and Drug Administration ("FDA") and other regulatory agencies; and risks related to the viability of and potential for alternative treatments in any future target markets. IPR&D assets are considered to be indefinite-lived until the completion or abandonment of the associated research and development efforts.

The Company has recorded approximately $12.6 million in goodwill related to EV-035 series of molecules acquisition, representing the purchase price paid in excess of the fair value of the IPR&D assets acquired. None of the goodwill generated is expected to be deductible for tax purposes.

The Company has recast, in this filing, the historical December 31, 2014 balance sheet line items for in-process research and development, goodwill and contingent consideration.

(in thousands)	Balance as of December 31, 2014	EV-035 Purchase Price Adjustments	Adjusted Balance as of December 31, 2014
Assets:
In-process research and development	$77,800	$(17,172)	$60,628
Goodwill	41,984	10,601	52,585
Total assets	$119,784	$(6,571)	$113,213

Liabilities:
Contingent consideration, net of current portion	$41,170	$(6,571)	$34,599
Total liabilities	$41,170	$(6,571)	$34,599

In addition, the Company has reflected the impact of the above adjustments to the disclosures in Notes 3 and 6.

3. Fair value measurements

The following table represents the Company's fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis:

	June 30, 2015
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment in money market funds (1)	$111,624	$-	$-	$111,624
Total assets	$111,624	$-	$-	$111,624

Liabilities:
Contingent consideration	$-	$-	$36,835	$36,835
Total liabilities	$-	$-	$36,835	$36,835

	December 31, 2014
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment in money market funds (1)	$111,912	$-	$-	$111,912
Total assets	$111,912	$-	$-	$111,912

Liabilities:
Contingent consideration	$-	$-	$41,086	$41,086
Total liabilities	$-	$-	$41,086	$41,086

(1) Included in cash and cash equivalents in the accompanying consolidated balance sheets.

During the six months ended June 30, 2015, the Company did not have any transfers between Level 1 and Level 2 assets or liabilities.

The fair value of contingent purchase consideration obligations, which is included in the contingent consideration lines of the Company's consolidated balance sheets, are based on management's assessment of changes as a result of adjustments to the discount rates and updates in the assumed and actual achievement of future net sales for RSDL and HepaGam B, which are inputs that have no observable market (Level 3). For the three months ended June 30, 2015, the contingent purchase consideration obligations decreased by $0.4 million. For the six months ended June 30, 2015, the contingent purchase consideration obligations increased by $0.4 million. For the three and six months ended June 30, 2014, the contingent purchase consideration obligations increased by $1.2 million and $1.6 million, respectively. The decreases and increases are primarily due to an adjustment to the actual and expected timing of RSDL and HepaGam B sales. These changes are classified in the Company's statement of operations as cost of product sales and contract manufacturing.

The fair value of contingent value rights obligations, which is included in the contingent consideration line of the Company's consolidated balance sheets, are based on management's assessment of certain development and regulatory milestones, along with updates in the assumed achievement of potential future net sales for EV-035, which are inputs that have no observable market (Level 3). For the three months ended June 30, 2015, the contingent value rights obligation decreased by $0.4 million. For the six months ended June 30, 2015, the contingent value rights obligation increased by $0.4 million. These changes are primarily due to the novation of the DTRA contract, the estimated timing of achievement for certain development and regulatory milestones and the estimated timing of potential future sales of EV-035. The decreases and increases in the contingent consideration to Evolva resulted in a charge that is classified in the Company's statement of operations as both selling, general and administrative and research and development expense. During the six months ended June 30, 2015, the Company received novation of the DTRA contract and paid the $4.0 million milestone to Evolva in the second quarter of 2015.

The following table is a reconciliation of the beginning and ending balance of the liabilities measured at fair value using significant unobservable inputs (Level 3) during the six months ended June 30, 2015.
(in thousands)
Balance at December 31, 2014	$41,086
Expense included in earnings	751
Settlements	(5,002)
Purchases, sales and issuances	-
Transfers in/(out) of Level 3	-
Balance at June 30, 2015	$36,835

Separate disclosure is required for assets and liabilities measured at fair value on a recurring basis from those measured at fair value on a nonrecurring basis. As of June 30, 2015, the assets acquired from and the contingent consideration to Evolva, which were measured at fair value on a non-recurring basis. As of June 30, 2014, the assets acquired and liabilities assumed as part of the February 2014 acquisition of Cangene Corporation were measured at fair value on a nonrecurring basis.

4. MorphoSys collaboration agreement

In August 2014, the Company entered into a collaboration agreement ("MorphoSys Agreement") with MorphoSys AG ("MorphoSys") for the joint worldwide development and commercialization of MOR209/ES414, a targeted immunotherapeutic protein, which activates host T-cell immunity specifically against cancer cells expressing prostate specific membrane antigen, an antigen commonly overexpressed on prostate cancer cells. MOR209/ES414 was constructed using the Company's proprietary ADAPTIR technology platform.

The collaboration provides for sharing of development and clinical costs, with the Company responsible for 36% of such costs and MorphoSys responsible for the remainder. For the three and six months ended June 30, 2015, the Company has recorded a reduction to research and development expense of $1.0 million and $2.7 million, respectively, for the reimbursement of amounts greater than 36% of the total costs incurred for the periods. During the six months ended June 30, 2015, the Company received a $5.0 million milestone payment due to the initiation of a Phase I clinical study to evaluate the safety, tolerability, and clinical activity of MOR209/ES414 in patients with metastatic castration-resistant prostate cancer. The Company recorded this payment in contracts, grants and collaborations revenue within the Company's statement of operations.

As of June 30, 2015, accounts receivable related to the MorphoSys Agreement were $1.9 million. As of June 30, 2015, deferred revenue related to the MorphoSys Agreement consisted of $0.8 million and $3.3 million of current and long-term deferred revenue, respectively.

5. Inventories

Inventories consisted of the following:

	June 30,	December 31,
(in thousands)	2015	2014
Raw materials and supplies	$15,863	$17,375
Work-in-process	40,864	33,477
Finished goods	27,981	14,822
Total inventories	$84,708	$65,674

6. Intangible assets, in-process research and development and goodwill

As of June 30, 2015, the Company had $41.8 million of IPR&D assets included in the Biosciences business segment related to the Company's otlertuzumab product candidate. In addition, the Company had $10.5 million of IPR&D assets included in the Biodefense segment related to the EV-035 series of molecules.

On April 29, 2015, the FDA approved IXINITY for the treatment of Hemophilia B. As a result of the approval, the $8.3 million IXINITY IPR&D asset was reclassified to intangible assets in the Company's consolidated balance sheets and is being amortized over a 10 year economic useful life from the approval date.

Intangible assets consisted of the following:

	Biosciences	Biodefense
(in thousands)	Segment	Segment	Total
Cost basis
Balance at December 31, 2014	$19,500	$48,799	$68,299
Additions	8,300	-	8,300
Balance at June 30, 2015	$27,800	$48,799	$76,599

Accumulated amortization
Balance at December 31, 2014	$(2,135)	$(7,820)	$(9,955)
Amortization	(1,389)	(3,145)	(4,534)
Balance at June 30, 2015	$(3,524)	$(10,965)	$(14,489)

Net balance at June 30, 2015	$24,276	$37,834	$62,110

Amortization expense consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014

Biosciences segment	$763	$691	$1,389	$928
Biodefense segment	1,629	1,558	3,145	2,941
Total amortization expense	$2,392	$2,249	$4,534	$3,869

As of June 30, 2015, the weighted average amortization period remaining for intangible assets in Biosciences and Biodefense segments was 95 and 92 months, respectively.

The following table is a summary of changes in goodwill:
(in thousands)	Biosciences therapeutics	Biosciences contract manufacturing	Biodefense therapeutics	Biodefense medical device	Total
Cost Basis
Balance at December 31, 2014	$13,902	$6,736	$22,031	$9,916	$52,585
Additions	-	-	-	-	-
Balance at June 30, 2015	$13,902	$6,736	$22,031	$9,916	$52,585

7.  Equity awards

As of June 30, 2015, the Company had two stock-based employee compensation plans, the Third Amended and Restated Emergent BioSolutions Inc. 2006 Stock Incentive Plan (the "2006 Plan") and the Emergent BioSolutions Employee Stock Option Plan (the "2004 Plan") (together, the "Emergent Plans").

The following is a summary of stock option award activity under the Emergent Plans:

	2006 Plan		2004 Plan
	Number of Shares	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2014	3,837,993	$20.04	43,156	$10.28	$29,181,534
Granted	685,841	29.00	-	-
Exercised	(734,596)	16.87	(13,457)	31.33
Forfeited	(80,257)	23.17	-	-
Outstanding at June 30, 2015	3,708,981	$22.25	29,699	$10.28	$40,371,293
Exercisable at June 30, 2015	2,014,030	$19.26	29,699	$10.28	$28,238,161

The following is a summary of restricted stock unit award activity under the 2006 Plan:

	Number of Shares	Weighted-Average Grant Price	Aggregate Intrinsic Value
Outstanding at December 31, 2014	927,356	$22.44	$25,251,904
Granted	457,161	29.44
Vested	(393,811)	20.73
Forfeited	(29,017)	25.19
Outstanding at June 30, 2015	961,689	$26.38	$31,687,654

8. Earnings per share

For the three and six months ended June 30, 2015 and 2014, basic earnings per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.
For the three months ended June 30, 2015 and 2014, diluted earnings per share is computed using the if-converted method by dividing the adjusted net income by the weighted average number of shares of common stock outstanding during the period. The adjusted net income is adjusted for interest expense and amortization of debt issuance cost, both net of tax, associated with the Company's 2.875% Convertible Senior Notes due 2021 ("Notes"). The weighted average number of shares-diluted is adjusted for the potential dilutive effect of the exercise of stock options and the vesting of restricted stock units along with the assumption of the conversion of the convertible obligations, at the beginning of the period.
For the six months ended June 30, 2015 and 2014, diluted loss per share is computed using the treasury method by dividing net loss by the weighted average number of shares of common stock outstanding during the period, adjusted for the potential dilutive effect of other securities if such securities were converted or exercised.
The following table presents the calculation of basic and diluted net income (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2015	2014	2015	2014
Numerator:
Net income (loss)	$14,100	$5,029	$(7,419)	$(15,207)
Interest expense, net of tax	809	-	-	-
Amortization of debt issuance costs, net of tax	219	-	-	-
Adjusted net income (loss)	$15,128	$5,029	$(7,419)	$(15,207)

Denominator:
Weighted-average number of shares—basic	38,480,754	37,416,554	38,216,524	37,137,015
Dilutive securities—equity awards	1,209,134	916,871	-	-
Dilutive securities—convertible debt	7,720,525	-	-	-
Weighted-average number of shares—diluted	47,410,413	38,333,425	38,216,524	37,137,015

Income (loss) per share-basic	$0.37	$0.13	$(0.19)	$(0.41)
Income (loss) per share-diluted	$0.32	$0.13	$(0.19)	$(0.41)

For the three months ended June 30, 2014, there were no adjustments to adjusted net income (loss) or dilutive securities associated with the Notes as such adjustments would have been anti-dilutive.

For the six months ended June 30, 2015 and 2014, outstanding stock options to purchase approximately 4.7 million and 5.1 million, respectively, shares of common stock, along with 7.7 million shares, for both periods, related to the Company's convertible debt, were excluded from the calculation of diluted earnings per share because of the adjusted net loss incurred for the periods would make these awards anti-dilutive.

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

The Biodefense division is a specialty biopharmaceutical business focused on countermeasures that address Chemical, Biological, Radiological, Nuclear and Explosive threats, as well as emerging infectious diseases and consists of two business units: vaccines and therapeutics, and medical devices. Revenues in this segment are primarily from sales of the Company's FDA-licensed product, BioThrax® (Anthrax Vaccine Adsorbed), to the U.S. government. The Biosciences division is directed to commercial opportunities and primarily targets hematology/oncology, transplantation and infectious diseases, and consists of three business units, therapeutics, vaccines and contract manufacturing. The "All Other" segment relates to the general operating costs of the Company and includes costs of the centralized services departments, which are not allocated to the other segments, as well as spending on activities that are not classified as Biodefense or Biosciences.

	Reportable Segments
(in thousands)	Biodefense	Biosciences	All Other	Total
Three Months Ended June 30, 2015
External revenue	$110,177	$15,935	$-	$126,112
Net income (loss)	35,376	(19,301)	(1,975)	14,100
Three Months Ended June 30, 2014
External revenue	$91,103	$19,222	$-	$110,325
Net income (loss)	22,416	(15,001)	(2,386)	5,029

Six Months Ended June 30, 2015
External revenue	$153,804	$35,941	$-	$189,745
Net income (loss)	24,055	(27,319)	(4,155)	(7,419)
Six Months Ended June 30, 2014
External revenue	$138,542	$25,667	$-	$164,209
Net income (loss)	23,828	(34,510)	(4,525)	(15,207)

On March 25, 2015, the Company received FDA approval of Anthrasil and recorded a $7.0 million milestone payment from the U.S. government, which is recorded as product sales revenue in the Company's Biodefense segment.

10. Subsequent events

On August 6, 2015, the Company announced that its Board of Directors has authorized management to pursue a tax-free spin-off of the company's Biosciences business into a separate, stand-alone publicly-traded company. The Company expects to complete the spin-off in mid 2016.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes and other financial information included elsewhere in this quarterly report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this quarterly report on Form 10-Q, including statements regarding the planned spin-off of our biosciences business, the timing of any such spin-off, the future earnings and performance of Emergent or any of its businesses, including the biodefense and biosciences businesses on a stand-alone basis if the spin-off is completed, information with respect to our plans and strategy for our business and financing, includes forward-looking statements that involve risks and uncertainties. You should review the "Special Note Regarding Forward-Looking Statements" and "Risk Factors" sections of this quarterly report on Form 10-Q for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

Product Portfolio

Emergent BioSolutions is a global specialty biopharmaceutical company dedicated to one simple mission—to protect and enhance life. We develop, manufacture, and deliver a portfolio of medical countermeasures for biological and chemical threats, as well as emerging infectious diseases. We also develop and commercialize therapeutics and other specialty products for hospitals and clinics in the areas of hematology/oncology, transplantation, infectious diseases and autoimmune disorders. We have two operating divisions: Biodefense and Biosciences. For financial reporting purposes, we operate in two business segments that correspond to these two divisions.

Biodefense

Our Biodefense division is a specialty biopharmaceutical business focused on countermeasures that address CBRNE (Chemical, Biological, Radiological, Nuclear and Explosives) threats, as well as emerging infectious diseases. The U.S. government is the primary purchaser of our Biodefense products and often provides us with substantial funding for the development of our Biodefense product candidates. Operations that support this division include manufacturing, regulatory affairs, quality assurance, quality control, international sales and marketing, and domestic government affairs in support of our marketed products, as well as product development and manufacturing infrastructure in support of our investigational stage product candidates. Our Biodefense portfolio consists of the following marketed products and various investigational stage product candidates.

Our Biodefense division marketed products are:

▪	BioThrax® (Anthrax Vaccine Adsorbed), the only vaccine licensed by the U.S. Food and Drug Administration, or the FDA, for the prevention of anthrax disease;
▪	BAT™ (Botulism Antitoxin Heptavalent (A,B,C,D,E,F,G)-Equine), the only heptavalent therapeutic licensed by the FDA for the treatment of botulinum disease;
▪	Anthrasil™ (Anthrax Immune Globulin Intravenous (Human)), the only polyclonal antibody therapeutic licensed by the FDA for the treatment of anthrax disease;
▪	VIGIV (Vaccinia Immune Globulin Intravenous (Human)), the only therapeutic licensed by the FDA to address adverse events from smallpox vaccination;
▪	RSDL® (Reactive Skin Decontamination Lotion Kit), the only device cleared by the FDA for the removal or neutralization of chemical agents, T-2 toxin and many pesticide-related chemicals from the skin; and
▪	Emergard™, a ruggedized, military-grade auto-injector device designed for intramuscular self-injection of antidotes and other emergency response medical treatments that can address exposure to certain chemical agents and other similar emerging threats.

Our Biodefense division investigational stage product candidates include the following:

▪	NuThrax™ (anthrax vaccine adsorbed with CPG 7909 adjuvant), a next generation anthrax vaccine;
▪	PreviThrax™ (recombinant protective antigen anthrax vaccine, purified), a next generation anthrax vaccine; and
▪	GC-072, the lead compound in the EV-035 series of broad spectrum antibiotics, which we acquired from Evolva Holding SA, or Evolva, in December 2014.

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

On March 25, 2015, the FDA approved Anthrasil for treatment of inhalational anthrax in combination with appropriate antibacterial drugs. Achievement of this milestone triggered a $7.0 million payment to us under a development and procurement contract with the Biomedical Advanced Research and Development Authority, or BARDA, which is recorded in product sales revenue within our statement of operations. Anthrasil has received Orphan Drug designation and as a result of this approval, the product qualifies for seven years of market exclusivity starting in March 2015.

Our Biodefense division also has programs aimed at providing solutions to the ongoing presence of Ebola in Sub-Saharan Africa, including an MVA-Ebola vaccine candidate and a anti-Ebola monoclonal antibody product candidates.

We have responded to Task Order Requests issued by BARDA for the manufacture of Ebola medical countermeasures as part of our Center for Innovation in Advanced Development and Manufacturing, or CIADM, program. On July 20, 2015, we were awarded a $19.7 million contract by BARDA to develop and manufacture Ebola monoclonal antibodies. This contract is the first BARDA Task Order for an Ebola countermeasure awarded to us under the CIADM program. Under the scope of this two-year contract, we will perform process development, analytical method development, small-scale production runs, and cGMP cell banking leading to cGMP manufacturing of bulk drug substance. In addition, as part of our CIADM program, we have a license agreement for the manufacture of VAX161C, a clinical stage recombinant pandemic influenza vaccine product candidate being developed by VaxInnate, Inc.

Our Biodefense segment has generated net income for each of the last five years.

Biosciences

Our Biosciences division is a specialty biopharmaceutical business focused on therapeutics and vaccines in hematology/oncology, transplantation, infectious disease and autoimmunity. Our Biosciences portfolio of products consists of marketed products, various investigational stage product candidates, platform technologies and a contract manufacturing services business. Operations that support this division include manufacturing, quality, regulatory affairs, medical affairs, and sales and marketing in support of our marketed products, as well as additional product development capabilities in support of our investigational stage product candidates.

Our Biosciences division marketed products are:

▪	WinRho® SDF [Rho(D) Immune Globulin Intravenous (Human)], for treatment of autoimmune platelet disorder, also called immune thrombocytopenic purpura, or ITP, and, separately, for the treatment of hemolytic disease of the newborn, or HDN;
▪	HepaGam B® [(Hepatitis B Immune Globulin Intravenous (Human)], for post-exposure prophylactic treatment of hepatitis-B;
▪	VARIZIG® [Varicella Zoster Immune Globulin (Human)], for post-exposure prophylactic treatment of varicella zoster virus, which causes chickenpox and shingles; and
▪	IXINITY® (coagulation factor IX (recombinant)), for the prevention of bleeding episodes in people with Hemophilia B (approved by the FDA in April 2015).

Our Biosciences division investigational stage product candidates include the following:

▪	MOR209/ES414, being developed for metastatic castration-resistant prostate cancer under our collaboration with MorphoSys AG, or MorphoSys, entered into in August 2014;
▪	otlertuzumab, being developed for Chronic Lymphocytic Leukemia; and
▪	Alzheimer's product candidate.

Our Biosciences division platform technologies include:

▪ADAPTIRTM (modular protein technology);
▪MVAtorTM (modified vaccinia virus Ankara vector); and
▪hyperimmune specialty plasma product manufacturing.

Our Biosciences segment has generated revenue for each of the last five years through product sales, development contracts and collaborative funding but has incurred a net loss for each of those years.

Financial Operations Overview

Revenues

We entered into a contract with the CDC effective September 30, 2011 to supply up to 44.75 million doses of BioThrax to the CDC over a five-year period. The period of performance under the award is from September 30, 2011 through September 30, 2016. The maximum amount that could be paid to us under the contract is up to $1.25 billion, subject to availability of funding by the U.S. government. To date, the U.S. government has committed approximately $911 million for the procurement of BioThrax doses under this contract. Through June 30, 2015, we have delivered and, upon CDC acceptance, recognized revenue on approximately 29 million doses, representing approximately $794 million in revenue under this contract.

We have received contract and grant funding from BARDA, the CDC and National Institute of Allergy and Infectious Diseases, or NIAID, for the following development programs:

Development Programs	Funding Source	Award Date	Performance Period
Anthrasil	BARDA	Sep-02	9/2002 — 12/2015
BAT	CDC	Jan-03	1/2003 — 1/2015
Anthrasil	BARDA	Sep-05	9/2005 — 4/2021
BAT	BARDA	May-06	5/2006 — 5/2026
Post-Exposure Prophylaxis indication for BioThrax (PEP)	BARDA	Sep-07	9/2007 — 3/2016
Large-scale manufacturing for BioThrax	BARDA	Jul-10	7/2010 — 7/2015
NuThrax	NIAID	Jul-10	8/2010 — 4/2015
PreviThrax	BARDA	Sep-10	9/2010 — 9/2015
CIADM	BARDA	Jun-12	6/2012 — 6/2037
VIGIV	CDC	Aug-12	8/2012 — 8/2017
Anthrasil	BARDA	Sep-13	9/2013 — 9/2018
NuThrax	NIAID	Aug-14	8/2014 — 10/2019
GC-072	DTRA	Aug-14	8/2014 — 8/2017
NuThrax	BARDA	Mar-15	3/2015 — 8/2017

Our revenue, operating results and profitability have varied, and we expect that they will continue to vary on a quarterly basis, primarily due to the timing of sales of our products and timing of work completed under new and existing grants, development contracts and collaborative relationships.

Cost of Product Sales and Contract Manufacturing

The primary expense that we incur to deliver our vaccines and therapeutics to our customers and in our contract manufacturing operations is manufacturing costs consisting of fixed and variable costs. Variable manufacturing costs consist primarily of costs for materials and personnel-related expenses for direct and indirect manufacturing support staff, contract manufacturing and filling operations, and sales-based royalties. Fixed manufacturing costs include facilities, utilities and amortization of intangible assets. We determine the cost of product sales for products sold during a reporting period based on the average manufacturing cost per unit in the period those units were manufactured. In addition to the fixed and variable manufacturing costs described above, the cost of product sales depends on utilization of available manufacturing capacity.

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

We intend to focus our product development efforts on promising late-stage candidates that we believe satisfy well-defined criteria and seek to utilize collaborations or non-dilutive funding. We plan to seek funding for development activities from external sources and third parties, such as governments and non-governmental organizations. We expect our research and development spending will be dependent upon such factors as the results from our clinical trials, the availability of reimbursement of research and development spending, the number of product candidates under development, the size, structure and duration of any clinical programs that we may initiate, the costs associated with manufacturing our product candidates on a large-scale basis for later stage clinical trials, and our ability to use or rely on data generated by government agencies, such as studies involving BioThrax conducted by the CDC.

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

Intangible Assets and In-process Research and Development

IXINITY

In April 2015, the FDA approved IXINITY for the treatment of Hemophilia B in adults and children. As a result, the $8.3 million in-process research and development, or IPR&D, asset associated with IXINITY was reclassified as a definite-live intangible assets and will be amortized over a 10 year economic useful life.

EV-035

The IPR&D asset acquired from Evolva Holding SA, or Evolva, in December 2014, is the EV-035 series of molecules, or EV-035. As part of the preliminary purchase price allocation, management determined that the estimated acquisition date fair value related to the EV-035 IPR&D asset was $10.5 million. The estimated fair value was determined using the income approach, which discounts expected future cash flows to present value. We estimated the fair value using a present value discount rate of 12%, which we believe is comparable to the estimated internal rate of return for the acquisition and represents the rate that market participants would likely use to value the EV-035 IPR&D asset. The projected cash flows from the EV-035 project were based on key assumptions, including: estimates of revenues and operating profits considering its stage of development on the acquisition date; the time and resources needed to complete the development and approval of the product candidate; the life of the potential commercialized product and associated risks, including the inherent difficulties and uncertainties in developing a product candidate such as obtaining marketing approval from the FDA and other regulatory agencies; and risks related to the viability of any potential alternative treatments in any future target markets. The EV-035 IPR&D asset is considered to be indefinite-lived until the completion or abandonment of the associated research and development efforts.

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

On a quarterly basis management reviews actual payments for provisions, wholesaler and distributor sales to our indirect customers, inventory balances at the wholesalers and distributors, as well as any known market factors that may impact our estimate, and we make adjustments when we believe that actual chargebacks may differ from the chargeback reserve.

Critical Accounting Policies and Estimates

There have been no significant changes to our Critical Accounting Policies and Estimates during the six months ended June 30, 2015. Refer to the Critical Accounting Policies and Estimates section in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission.

Results of Operations

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Revenues

Product Sales:

Product sales revenues increased by $3.7 million, or 5%, to $82.0 million for the three months ended June 30, 2015 from $78.3 million for the three months ended June 30, 2014. Product sales revenues included:

▪	BioThrax - $72.2 million for the three months ended June 30, 2015 as compared to $67.5 million for the three months ended June 30, 2014;
▪	Other Biodefense products - $2.8 million for the three months ended June 30, 2015 as compared to $1.9 million for the three months ended June 30, 2014; and
▪	Biosciences product sales - $7.0 million for the three months ended June 30, 2015 as compared to $8.9 million for the three months ended June 30, 2014.

BioThrax product sales revenues during the three months ended June 30, 2015 primarily consisted of sales to the CDC of $72.2 million. BioThrax product sales revenues during the three months ended June 30, 2014 primarily consisted of sales to the CDC of $65.7 million and aggregate international and other sales of $1.8 million.

Contract Manufacturing:

Contract manufacturing revenues decreased by $0.3 million, or 3%, to $8.9 million for the three months ended June 30, 2015 from $9.2 million for the three months ended June 30, 2014. The decrease in contract manufacturing revenues for the three months ended June 30, 2015 was primarily due to the timing of fill/finish facility services to third parties.

Contracts, Grants and Collaborations:

Contracts, grants and collaborations revenues increased by $12.3 million, or 54%, to $35.2 million for the three months ended June 30, 2015 from $22.9 million for the three months ended June 30, 2014. The increase was primarily due to:

▪	increased development funding of $11.9 million for Anthrasil related to plasma collection; and
▪	increased development funding of $3.1 million for PreviThrax related to timing of development activities.

These increases were partially offset by decreased revenue of $4.1 million under our development contract for BAT and large-scale manufacturing of BioThrax primarily due to the timing of development efforts.

 Cost of Product Sales and Contract Manufacturing

Cost of product sales and contract manufacturing decreased by $7.2 million, or 21%, to $27.3 million for the three months ended June 30, 2015 from $34.5 million for the three months ended June 30, 2014. The decrease was primarily attributable to the decrease in the BioThrax cost per dose sold associated with increased production yield in the period in which the doses were produced.

Research and Development Expenses

Research and development expenses increased by $3.5 million, or 9%, to $40.9 million for the three months ended June 30, 2015 from $37.4 million for the three months ended June 30, 2014. This increase primarily reflects higher contract service costs and includes increased expenses of $7.7 million for product candidates and manufacturing development categorized in the Biodefense segment, partially offset by decreased expenses of $2.8 million for product candidates and technology platform development activities categorized in the Biosciences segment and $1.4 million in other research and development, which are in support of central research and development activities. Net of contracts, grants and collaborations revenues, we incurred net research and development expenses of $5.7 million and $14.5 million during the three months ended June 30, 2015 and 2014, respectively.

Our principal research and development expenses for the three months ended June 30, 2015 and 2014 are shown in the following table:

	Three Months Ended
	June 30,
(in thousands)	2015	2014
Biodefense:
Large-scale manufacturing for BioThrax	$2,201	$4,250
BioThrax related programs	592	2,055
PreviThrax	2,036	2,506
NuThrax	2,505	2,148
Pandemic influenza	109	-
Anthrasil	10,993	3,391
Botulinum antitoxin	2,260	3,017
GC-072	954	-
Other Biodefense	6,652	3,192
Total Biodefense	28,302	20,559

Biosciences:
MOR209/ES414	1,893	3,373
IXINITY	5,242	2,915
otlertuzumab	799	1,950
Alzheimer's	585	515
Other ADAPTIR related programs	1,934	1,377
Other Biosciences	1,075	4,230
Total Biosciences	11,528	14,360
Other	1,111	2,482
Total	$40,941	$37,401

The decrease in spending for large-scale manufacturing for BioThrax was primarily due to the timing of manufacturing development activities. The decrease in spending for BioThrax related programs was primarily related to the timing of clinical studies to support applications for label expansion for BioThrax. The decrease in spending for PreviThrax was primarily due to the timing of non-clinical studies. The increase in spending for NuThrax was primarily for clinical trial activities. The spending for Pandemic influenza was primarily for manufacturing development activities. The increase in spending for our Anthrasil program was primarily due to increased plasma collection services. The decrease in spending for our Botulinum antitoxin program was primarily related to stability testing and plasma collection. The spending for GC-072 was primarily for pharmacologic and formulation activities. The increase in spending for our Other Biodefense activities was primarily due to increased spending related to our funded pre-clinical product candidates and manufacturing development activities.

The decrease in spending for our MOR209/ES414 product candidate was primarily due to the timing of manufacturing development along with reimbursement from MorphoSys for development activities under our cost sharing arrangement. The increase in spending for our IXINITY product candidate (which was approved by the FDA in April 2015) was primarily for manufacturing activities. The decrease in spending for our otlertuzumab product candidate was primarily related to the timing of clinical trial activities. The spending for Alzheimer's was primarily due to early stage non-clinical activities. The increase in Other ADAPTIR related programs was primarily due to characterization and non-clinical activities. The decrease in spending for our Other Biosciences activities was primarily due to reduced costs associated with other programs acquired from Cangene.

The spending for Other activities was primarily due to centralized research and development activities attributable to product candidates.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $5.9 million, or 19%, to $36.5 million for the three months ended June 30, 2015 from $30.6 million for the three months ended June 30, 2014. This increase includes additional selling, general and administrative costs associated with product launch costs for IXINITY, along with increased professional services to support our strategic growth initiatives.

Selling, general and administrative expenses attributable to our Biodefense segment increased by $2.3 million, or 13%, to $19.6 million during the three months ended June 30, 2015 from $17.4 million during the three months ended June 30, 2014. Selling, general and administrative expenses related to our Biosciences segment increased by $3.6 million, or 27%, to $16.8 million for the three months ended June 30, 2015 from $13.2 million for the three months ended June 30, 2014.

Total Other Expense

Total net other expense increased by $1.5 million to $1.9 million for the three months ended June 30, 2015 from $0.4 million for the three months ended June 30, 2014. The increase was primarily due to a $1.3 million decrease in rental income.

Income Taxes

Provision for income taxes increased by $3.0 million to $5.5 million for the three months ended June 30, 2015 from $2.5 million for the three months ended June 30, 2014. The increase in provision for income taxes was primarily due to a $12.1 million increase in our net income before provision for income taxes.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Revenues

Product Sales:

Product sales revenues decreased by $13.7 million, or 12%, to $100.3 million for the six months ended June 30, 2015 from $114.0 million for the six months ended June 30, 2014. Product sales revenues included:

▪	BioThrax - $72.2 million for the six months ended June 30, 2015 as compared to $92.0 million for the six months ended June 30, 2014;
▪	Other Biodefense products - $14.8 million (which includes a $7.0 million one-time payment from BARDA with no associated cost) for the six months ended June 30, 2015 as compared to $10.0 million for the six months ended June 30, 2014; and
▪	Biosciences product sales (acquired in February 2014) - $13.3 million for the six months ended June 30, 2015 as compared to $12.2 million for the six months ended June 30, 2014.

The decrease in BioThrax sales was primarily due to the timing of deliveries to the SNS due to our decision to suspend shipments to the CDC in the first quarter of 2015. We resumed shipments to the CDC in the second quarter of 2015. BioThrax product sales revenues during the six months ended June 30, 2015 primarily consisted of $72.2 million to the CDC. BioThrax product sales revenues during the six months ended June 30, 2014 primarily consisted of sales to the CDC of $90.1 million and aggregate international and other sales of $1.9 million.

Contract Manufacturing:

Contract manufacturing revenues increased by $9.2 million, or 77%,  to $21.1 million for the six months ended June 30, 2015 from $11.9 million for the six months ended June 30, 2014. The increase in contract manufacturing revenues for the six months ended June 30, 2015 was primarily due to revenues from our fill/finish facility, acquired from Cangene in February 2014, for the entire six month period. In addition, contract manufacturing revenue increased by $3.8 million due to services related to the production of an MVA Ebola vaccine candidate.

Contracts, Grants and Collaborations:

Contracts, grants and collaborations revenues increased by $30.0 million, or 78%, to $68.3 million for the six months ended June 30, 2015 from $38.3 million for the six months ended June 30, 2014. The increase was primarily due to:

▪	increased development funding of $26.6 million for Anthrasil related to plasma collection; and
▪	recognition of a $5.0 million milestone payment from our collaboration with MorphoSys AG.

These increases were partially offset by decreased revenue of $6.2 million under our development contracts for BAT and large-scale manufacturing of BioThrax primarily due to the timing of development efforts, along with a payment received in 2014 for our PEP indication for BioThrax related to the progress of development activities.

 Cost of Product Sales and Contract Manufacturing

               Cost of product sales and contract manufacturing decreased by $7.5 million, or 14%, to $46.0 million for the six months ended June 30, 2015 from $53.5 million for the six months ended June 30, 2014. The decrease was primarily attributable to decreases in product sales and contract manufacturing revenues.

Research and Development Expenses

Research and development expenses increased by $11.9 million, or 18%, to $79.6 million for the six months ended June 30, 2015 from $67.7 million for the six months ended June 30, 2014. This increase primarily reflects higher contract service costs and includes increased expenses of $18.9 million for product candidates and manufacturing development categorized in the Biodefense segment, partially offset by decreased expenses of $5.4 million for product candidates and technology platform development activities categorized in the Biosciences segment and $1.6 million in other research and development, which are in support of central research and development activities. Net of contracts, grants and collaborations revenues, we incurred net research and development expenses of $11.3 million and $29.4 million, during the six months ended June 30, 2015 and 2014, respectively.

Our principal research and development expenses for the six months ended June 30, 2015 and 2014 are shown in the following table:

	Six Months Ended
	June 30,
(in thousands)	2015	2014
Biodefense:
Large-scale manufacturing for BioThrax	$4,949	$7,739
BioThrax related programs	1,283	4,379
PreviThrax	3,801	5,034
NuThrax	5,334	4,555
Pandemic influenza	1,226	1,240
Anthrasil	21,601	4,091
Botulinum antitoxin	3,699	3,663
GC-072	1,718	-
Other Biodefense	11,565	5,561
Total Biodefense	55,176	36,262

Biosciences:
MOR209/ES414	2,552	7,871
IXINITY	10,603	4,162
otlertuzumab	1,994	5,195
Alzheimer's	1,145	688
Other ADAPTIR related programs	3,733	2,400
Other Biosciences	1,759	6,824
Total Biosciences	21,786	27,140
Other	2,681	4,255
Total	$79,643	$67,657

The decrease in spending for large-scale manufacturing for BioThrax was primarily due to the timing of manufacturing development activities. The decrease in spending for BioThrax related programs was primarily related to the timing of clinical studies to support applications for label expansion for BioThrax. The decrease in spending for PreviThrax was primarily due to the timing of non-clinical studies. The increase in spending for NuThrax was primarily for clinical trial activities. The decrease in spending for Pandemic influenza was primarily for manufacturing development activities. The increase in spending for our Anthrasil program (which we acquired from Cangene in February 2014) was primarily for plasma collection services. The spending for our Botulinum antitoxin program (which we acquired from Cangene) was primarily for stability testing and plasma collection. The spending for GC-072 was primarily for pharmacologic and formulation activities. The increase in spending for our Other Biodefense activities was primarily due to increased spending related to our funded pre-clinical product candidates and manufacturing development activities.

The decrease in spending for our MOR209/ES414 product candidate was primarily due to the timing of manufacturing development along with reimbursement from MorphoSys for development activities under our cost sharing arrangement. The increase in spending for our IXINITY product candidate (which was approved by the FDA in April 2015) was primarily for manufacturing activities. The decrease in spending for our otlertuzumab product candidate was primarily related to the timing of clinical trial activities. The spending for Alzheimer's was primarily due to early stage non-clinical activities. The increase in Other ADAPTIR related programs was primarily due to characterization and non-clinical activities. The decrease in spending for our Other Biosciences activities was primarily due to reduced costs associated with other programs acquired from Cangene.

The spending for Other activities was primarily due to centralized research and development activities attributable to product candidates.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $10.3 million, or 17%, to $70.9 million for the six months ended June 30, 2015 from $60.6 million for the six months ended June 30, 2014. This increase includes additional post-acquisition selling, general and administrative costs of $6.3 million associated with the operations acquired from Cangene in February 2014, including product launch costs for IXINITY, along with increased professional services in support of strategic growth initiatives.

Selling, general and administrative expenses attributable to our Biodefense segment increased by $3.7 million, or 11%, to $37.9 million during the six months ended June 30, 2015 from $34.3 million during the six months ended June 30, 2014. Selling, general and administrative expenses related to our Biosciences segment increased by $6.6 million, or 25%, to $33.0 million for the six months ended June 30, 2015 from $26.4 million for the six months ended June 30, 2014.

Total Other Expense

Total net other expense was $3.3 million for the six months ended June 30, 2015 from $3.4 million for the six months ended June 30, 2014.

Income Taxes

Benefit from income taxes decreased by $2.9 million, or 51%, to $2.8 million for the six months ended June 30, 2015 from a benefit from income taxes of $5.7 million for the six months ended June 30, 2014. The decrease in the benefit from income taxes was primarily due to a $10.7 million decrease in our net loss before benefit from income taxes.

Liquidity and Capital Resources

Sources of Liquidity

From inception through June 30, 2015, we have funded our cash requirements principally with a combination of revenues from sales of BioThrax, debt financing, development funding from government entities and non-government and philanthropic organizations and collaborative partners, the net proceeds from our initial public offering and the sale of our common stock upon exercise of stock options. We have operated profitably for each of the five years ended December 31, 2014. As of June 30, 2015, we had cash and cash equivalents of $214.8 million.

Cash Flows

The following table provides information regarding our cash flows for the six months ended June 30, 2015 and 2014:

	Six Months Ended
	June 30,
(in thousands)	2015	2014
Net cash provided by (used in):
Operating activities(i)	$(63,378)	$(18,424)
Investing activities	(19,681)	(187,567)
Financing activities	17,401	194,783
Net decrease in cash and cash equivalents	$(65,658)	$(11,208)

(i) Includes the effect of exchange rates on cash and cash equivalents.

Net cash used in operating activities of $63.4 million for the six months ended June 30, 2015 was primarily due to our net loss of $7.4 million, a decrease in income taxes of $16.1 million related to timing differences, a decrease in accounts receivable of $40.9 million related to timing of collection of amounts billed primarily to the CDC, and a decrease in inventories of $19.0 million primarily due to the timing of deliveries of BioThrax to the CDC, partially offset by a non-cash charges of $17.3 million for depreciation and amortization.

Net cash used in operating activities of $18.4 million for the six months ended June 30, 2014 was primarily due to our net loss of $15.2 million, a decrease in income taxes of $10.4 million related to timing differences, and a decrease in accounts payable of $10.4 million, primarily due to acquisition related activities, partially offset by a non-cash charge of $15.3 million for depreciation and amortization.

Net cash used in investing activities of $19.7 million for the six months ended June 30, 2015 was due to infrastructure and equipment investments.

Net cash used in investing activities of $187.6 million for the six months ended June 30, 2014 was primarily due to the acquisition of Cangene for $178.2 million, which is net of $43.6 million of acquired cash, and capital expenditures of $9.4 million for infrastructure and equipment investments.

Net cash provided by financing activities of $17.4 million for the six months ended June 30, 2015 was primarily due to $13.2 million in proceeds from the issuance of common stock pursuant to employee equity plans and $7.2 million in excess tax benefits from the exercise of stock options, partially offset by $5.0 million in contingent obligation payments.

Net cash provided by financing activities of $194.8 million for the six months ended June 30, 2014 was primarily due to proceeds from long-term indebtedness of $251.0 million, of which $241.7 million (net of $8.3 million of transaction costs) was from our 2.875% Convertible Senior Notes due 2021, $10.0 million in proceeds from the issuance of common stock pursuant to employee equity plans and $5.2 million in excess tax benefits from the exercise of stock options, partially offset by a principal payment on indebtedness of $62.0 million under our revolving credit facility.

Funding Requirements

We expect to continue to fund our anticipated operating expenses, capital expenditures and debt service requirements from existing cash and cash equivalents, revenues from product sales, development contract and grant funding, contract manufacturing services and our revolving credit facility and any other lines of credit we may establish from time to time. There are numerous risks and uncertainties associated with product sales and with the development and commercialization of our product candidates. We may seek additional external financing to provide additional financial flexibility. Our future capital requirements will depend on many factors, including:

▪	the level, timing and cost of product sales;
▪	the extent to which we acquire or invest in and integrate companies, businesses, products or technologies;
▪	the acquisition of new facilities and capital improvements to new or existing facilities;
▪	the payment obligations under our indebtedness;
▪	the scope, progress, results and costs of our development activities;
▪	our ability to obtain funding from collaborative partners, government entities and non-governmental organizations for our development programs;
▪	the costs of commercialization activities, including product marketing, sales and distribution; and
▪	the costs associated with the planned spin-off of our Biosciences business, including funding provided to the Biosciences business and costs of the transaction.

If our capital resources are insufficient to meet our future capital requirements, we will need to finance our cash needs through public or private equity or debt offerings, bank loans or collaboration and licensing arrangements. In May 2015, we filed an automatic shelf registration statement, which immediately became effective under SEC rules. For so long as we continue to satisfy the requirements to be deemed a "well-known seasoned issuer" under SEC rules, this shelf registration statement, effective until May 2018, allows us to issue an unrestricted amount of equity, debt and certain other types of securities through one or more future primary or secondary offerings. If we raise funds by issuing equity securities, our stockholders may experience dilution. Public or bank debt financing, if available, may involve agreements that include covenants, like those contained in our senior secured revolving credit facility, limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, pursuing acquisition opportunities or declaring dividends. If we raise funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish valuable rights to our technologies or product candidates or grant licenses on terms that may not be favorable to us. We are not restricted under the terms of the indenture governing our senior convertible notes from incurring additional debt, securing existing or future debt, recapitalizing our debt or taking a number of other actions that could have the effect of diminishing our ability to make payments on our indebtedness.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2015, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

As of March 31, 2015, the controls and procedures of Cangene Corporation, acquired in February 2014, have been integrated into the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act), and the Company is currently evaluating the design and operational effectiveness of these controls and procedures. There have been no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act has occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

THE PLANNED SPIN-OFF OF OUR BIOSCIENCES BUSINESS

Our plan to pursue a spin-off of our biosciences business into a separate, stand-alone publicly-traded company is subject to material conditions and may not be completed on the currently contemplated timeline or at all.

In August 2015, we announced a plan to pursue a spin-off of our biosciences business into a separate, stand-alone publicly-traded company, which is subject to board approval of the final terms, through  a tax-free distribution to Emergent shareholders of publicly-traded stock in the new biosciences company. We expect to complete the spin-off by mid-year 2016. Unanticipated developments, including possible delays in obtaining a tax opinion  and private letter ruling, covenant waivers or other required clearances, uncertainty of the financial markets and challenges in establishing infrastructure or processes, could delay or prevent the proposed spin-off or cause it to occur on terms or conditions  that are less favorable or different than expected. Expenses incurred to accomplish the proposed spin-off will be significant and may be significantly higher than what we currently anticipate, and may not yield a discernible benefit if we do not execute the transaction. Executing the proposed spin-off also requires significant time and attention from management  and employees, which could distract them from other tasks in operating our business and, as a result, negatively impact our operations  and our earnings.

If the proposed spin-off is consummated, we may not realize some or all of the anticipated benefits due to a number of factors.

Even if the transaction is completed, we may not realize some or all of the anticipated strategic, financial or other benefits from the spin-off. If consummated, the two independent companies will be smaller, less diversified with a narrower business focus and may be more vulnerable to changing market conditions, which could materially and adversely affect our business, financial condition  and results of operations. Execution of the spin-off transaction presents a number of significant risks to our internal processes, including the failure to maintain an adequate control environment due to changes to our IT systems and financial reporting processes, both as we execute the transaction and following consummation. There may also be dis-synergies from separating the businesses that could negatively impact the financial condition and results of operations of either or  both businesses. Further, the combined value of the common stock of the two publicly-traded companies may not be equal to or greater than what the value of our common stock would have been had the proposed spin-off not occurred.

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

We are currently dependent on third-party manufacturers for the manufacture of RSDL. Certain of our third-party manufacturers currently constitute the sole source supplier for these products, and we have and will continue to have limited control over the manufacturing process and costs of these products.

Third-party manufacturers currently supply a significant amount of RSDL pursuant to contractual arrangements. Certain manufacturers currently constitute the sole source for RSDL. For example, E-Z-EM Canada Inc. (dba Therapex) is our sole source manufacturer for RSDL. Because of contractual restraints and the lead-time necessary to obtain FDA approval of a new manufacturer, replacement of any of these manufacturers may be expensive and time consuming and may cause interruptions in our supply of these products to our customers.

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

As of June 30, 2015, our total consolidated indebtedness was $253 million, including $250 million of obligations under our senior convertible notes. Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the senior convertible notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

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

As of June 30, 2015, we had approximately $214.8 million of cash and cash equivalents. Our future capital requirements will depend on many factors, including, among others:

▪	the level, timing and cost of product sales;
▪	the extent to which we acquire or invest in and integrate companies, businesses, products or technologies;
▪	the acquisition of new facilities and capital improvements to new or existing facilities;
▪	the payment obligations under our indebtedness;
▪	the scope, progress, results and costs of our development activities;
▪	our ability to obtain funding from collaborative partners, government entities and non-governmental organizations for our development programs; and
▪	the costs of commercialization activities, including product marketing, sales and distribution; and
▪	the costs associated with the planned spin-off our Biosciences business, including funding provided to the Biosciences business and costs of the transaction.

If our capital resources are insufficient to meet our future capital requirements, we will need to finance our cash needs through public or private equity or debt offerings, bank loans or collaboration and licensing arrangements. In May 2015, we filed an automatic shelf registration statement, which immediately became effective under SEC rules. For so long as we continue to satisfy the requirements to be deemed a "well-known seasoned issuer" under SEC rules, this shelf registration statement, effective until May 2018, allows us to issue an unrestricted amount of equity, debt and certain other types of securities through one or more future primary or secondary offerings. If we raise funds by issuing equity securities, our stockholders may experience dilution. Public or bank debt financing, if available, may involve agreements that include covenants, like those contained in our senior secured revolving credit facility, limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, pursuing acquisition opportunities or declaring dividends. If we raise funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish valuable rights to our technologies or product candidates or grant licenses on terms that may not be favorable to us. We are not restricted under the terms of the indenture governing our senior convertible notes from incurring additional debt, securing existing or future debt, recapitalizing our debt or taking a number of other actions that could have the effect of diminishing our ability to make payments on our indebtedness.

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

Mr. El-Hibri has the ability to significantly influence the election of the members of our Board of Directors due to his substantial beneficial ownership of our common stock. As of July 31, 2015, Mr. El-Hibri was the beneficial owner of approximately 15% of our outstanding common stock. As a result, Mr. El-Hibri could delay or prevent a change of control of us that may be favored by other directors or stockholders and otherwise exercise substantial control over all corporate actions requiring board or stockholder approval, including any amendment of our certificate of incorporation or by-laws. The control by Mr. El-Hibri may prevent other stockholders from influencing significant corporate decisions. In addition, Mr. El-Hibri's significant beneficial ownership of our shares could present the potential for a conflict of interest.

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

Our stock price has been, and is likely to continue to be, volatile. The market price of our common stock could fluctuate significantly for many reasons, including in response to the risks described in this "Risk Factors" section, or for reasons unrelated to our operations, such as reports by industry analysts, investor perceptions or negative announcements by our customers, competitors or suppliers regarding their own performance, as well as industry conditions and general financial, economic and political instability. From November 15, 2006, when our common stock first began trading on the New York Stock Exchange, through July 31, 2015, our common stock has traded as high as $34.50 per share and as low as $4.40 per share. The stock market in general as well as the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price of our common stock may be influenced by many factors, including, among others:

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales or the perception in the market that the holders of a large number of shares intend to sell shares could reduce the market price of our common stock. Moreover, holders of an aggregate of approximately 6 million shares of our common stock outstanding as of July 31, 2015, have the right to require us to register these shares of common stock under specified circumstances. In May 2015, we filed an automatic shelf registration statement, which immediately became effective under SEC rules. For so long as we continue to satisfy the requirements to be deemed a "well-known seasoned issuer" under SEC rules, this shelf registration statement, effective until May 2018, would provide for a secondary offering of these shares from time to time.

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

EMERGENT BIOSOLUTIONS INC.

By: /s/DANIEL J. ABDUN-NABI
Daniel J. Abdun-Nabi
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2015

By: /S/ROBERT G. KRAMER
Robert G. Kramer
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Date: August 6, 2015

EXHIBIT INDEX

Exhibit Number	Description
10	Emergent BioSolutions Inc. Second Amended and Restated Senior Management Severance Plan (incorporated by reference to Exhibit 10 of the Company's Current Report on Form 8-K filed on July 16, 2015).
12#	Ratio of Earnings to Fixed Charges.
31.1#	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).
31.2#	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).
32.1#	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101. INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Calculation Linksbase Document.
101.DEF	XBRL Taxonomy Definition Linksbase Document.
101.LAB	XBRL Taxonomy Label Linksbase Document.
101.PRE	XBRL Taxonomy Presentation Linksbase Document.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language):
(i) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2015 and 2014;
(ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2015 and 2014;
(iii) Condensed Consolidated Balance Sheets at June 30, 2015 and December 31, 2014;
(iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014; and
(v) Notes to Consolidated Financial Statements.

#Filed herewith.