Form 10-Q
period 2015-09-30
Emergent BioSolutions Inc.
filed 2015-11-06
CIK 1367644

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of October 30, 2015, the registrant had 38,943,247 shares of common stock outstanding.

Emergent BioSolutions Inc.
Index to Form 10-Q

Part I. Financial Information
Item 1.	Unaudited Financial Statements
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

There are a number of important factors that could cause our actual results to differ materially from those indicated by such forward-looking statements, including, among others:

▪	appropriations for the procurement of BioThrax® (Anthrax Vaccine Adsorbed), our FDA-licensed anthrax vaccine;
▪	our ability to perform under our contracts with the U.S. government related to BioThrax, including the timing of deliveries;
▪	our ability to obtain new BioThrax sales contracts or modifications to existing contracts;
▪	the availability of funding for our U.S. government grants and contracts;
▪	our ability to successfully execute our growth strategy and achieve our financial and operational goals;
▪	whether the planned spin-off of our biosciences business is completed, as expected or at all, and the timing of any such spin-off;
▪	whether the conditions to the spin-off can be satisfied;
▪	whether the operational, marketing and strategic benefits of the spin-off can be achieved;
▪	whether the costs and expenses of the spin-off can be controlled within expectations;
▪	our ability to successfully integrate and develop the products or product candidates, programs, operations and personnel of any entities or businesses that we acquire;
▪	our ability to perform under our contract with the U.S. government to develop and obtain regulatory approval for the manufacturing of BioThrax in Building 55, our large-scale vaccine manufacturing facility in Lansing, Michigan;
▪	our ability to identify and acquire companies or in-license products or late-stage product candidates that satisfy our selection criteria;
▪	our ability to realize synergies and benefits from acquisitions or in-licenses within expected time periods or at all;
▪	our ability to selectively enter into and maintain collaboration arrangements;
▪	our ability to successfully identify and respond to new development contracts with the U.S. government, as well as successfully maintain, through achievement of development milestones, current development contracts with the U.S. government;
▪	our ability to achieve milestones in our out-licensed and collaboration contracts;
▪	our ability to obtain and maintain intellectual property protection for our products and product candidates;
▪	our ability and plans to expand our manufacturing facilities and capabilities;
▪	our ability and the ability of our contractors and suppliers to maintain compliance with cGMP and other regulatory obligations;
▪	the results of regulatory inspections;
▪	our ability to meet operating and financial restrictions placed on us and our subsidiaries under our senior secured credit facility;
▪	the rate and degree of market acceptance and clinical utility of our products;
▪	the success of our ongoing and planned development programs, non-clinical activities and clinical trials of our product candidates;
▪	the timing of and our ability to obtain and maintain regulatory approvals for our product candidates;
▪	the success of our commercialization, marketing and manufacturing capabilities and strategy; and
▪	the accuracy of our estimates regarding future revenues, expenses, capital requirements and needs for additional financing.

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

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Emergent BioSolutions Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share and per share data)

	September 30, 2015	December 31, 2014
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$308,718	$280,499
Accounts receivable	57,037	58,834
Inventories	80,070	65,674
Deferred tax assets, current portion, net	1,483	1,710
Income tax receivable, net	3,433	1,357
Prepaid expenses and other current assets	22,749	24,101
Total current assets	473,490	432,175

Property, plant and equipment, net	327,643	313,979
In-process research and development	42,501	60,628
Intangible assets, net	59,738	58,344
Goodwill	52,585	52,585
Deferred tax assets, long-term portion, net	13,747	12,764
Other assets	6,844	8,216

Total assets	$976,548	$938,691

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$41,248	$40,930
Accrued expenses and other current liabilities	4,214	6,274
Accrued compensation	30,089	31,654
Contingent consideration, current portion	2,490	6,487
Provisions for chargebacks	1,950	2,246
Deferred revenue, current portion	8,734	5,345
Total current liabilities	88,725	92,936

Contingent consideration, net of current portion	22,271	34,599
Long-term indebtedness	253,000	251,000
Deferred revenue, net of current portion	5,987	5,713
Other liabilities	1,253	1,242
Total liabilities	371,236	385,490

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.001 par value; 15,000,000 shares authorized, 0 shares issued and outstanding at both September 30, 2015 and December 31, 2014	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized, 39,305,269 shares issued and 38,885,080 shares outstanding at September 30, 2015; 38,129,872 shares issued and 37,709,683 shares outstanding at December 31, 2014	39	38
Treasury stock, at cost, 420,189 common shares at September 30, 2015 and December 31, 2014	(6,320)	(6,320)
Additional paid-in capital	297,953	274,222
Accumulated other comprehensive loss	(4,152)	(3,008)
Retained earnings	317,792	288,269
Total stockholders' equity	605,312	553,201
Total liabilities and stockholders' equity	$976,548	$938,691

The accompanying notes are an integral part of these consolidated financial statements.

Emergent BioSolutions Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Unaudited)		(Unaudited)
Revenues:
Product sales	$123,953	$84,457	$224,267	$198,493
Contract manufacturing	11,341	9,433	32,443	21,346
Contracts, grants and collaborations	29,646	44,064	97,975	82,324
Total revenues	164,940	137,954	354,685	302,163

Operating expense:
Cost of product sales and contract manufacturing	38,511	32,423	84,525	85,927
Research and development	41,868	44,207	121,511	111,864
Selling, general and administrative	31,556	30,292	102,502	90,936
Income from operations	53,005	31,032	46,147	13,436

Other income (expense):
Interest income	104	59	459	130
Interest expense	(1,635)	(1,810)	(4,923)	(7,066)
Other income, net	602	420	205	2,254
Total other expense, net	(929)	(1,331)	(4,259)	(4,682)

Income before provision for income taxes	52,076	29,701	41,888	8,754
Provision for income taxes	15,134	7,869	12,365	2,129
Net income	$36,942	$21,832	$29,523	$6,625

Net income per share - basic	$0.95	$0.58	$0.77	$0.18
Net income per share - diluted	$0.79	$0.49	$0.69	$0.17

Weighted-average number of shares - basic	38,831,341	37,507,220	38,423,715	37,261,357
Weighted-average number of shares - diluted	47,784,550	46,557,163	46,958,179	37,885,194

The accompanying notes are an integral part of these consolidated financial statements.

Emergent BioSolutions Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Unaudited)		(Unaudited)

Net income	$36,942	$21,832	$29,523	$6,625
Foreign currency translations, net of tax	(495)	(559)	(1,144)	(345)
Comprehensive income	$36,447	$21,273	$28,379	$6,280

The accompanying notes are an integral part of these consolidated financial statements.

Emergent BioSolutions Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:	(Unaudited)
Net income	$29,523	$6,625
Adjustments to reconcile to net cash provided by (used in) operating activities:
Stock-based compensation expense	11,802	9,454
Depreciation and amortization	25,859	24,286
Income taxes	15,904	1,817
Change in fair value of contingent obligations	(10,898)	3,216
Write off of debt issuance costs	-	1,831
Impairment of in-process research and development	9,827	-
Excess tax benefits from stock-based compensation	(8,002)	(5,566)
Other	197	541
Changes in operating assets and liabilities:
Accounts receivable	1,749	36,106
Inventories	(14,396)	4,729
Income taxes	(22,707)	(4,447)
Prepaid expenses and other assets	1,010	(10,845)
Accounts payable	1,902	(11,176)
Accrued expenses and other liabilities	(2,060)	1,026
Accrued compensation	(1,688)	(208)
Provision for chargebacks	(296)	(308)
Deferred revenue	3,663	3,416
Net cash provided by operating activities	41,389	60,497
Cash flows from investing activities:
Purchases of property, plant and equipment	(33,631)	(14,621)
Acquisition of Cangene Corporation, net of acquired cash	-	(178,167)
Net cash used in investing activities	(33,631)	(192,788)
Cash flows from financing activities:
Proceeds from convertible debenture, net of bank fees	-	241,654
Proceeds from long-term debt obligations	2,000	1,000
Issuance of common stock upon exercise of stock options	15,902	10,656
Excess tax benefits from stock-based compensation	8,002	5,566
Principal payments on long-term indebtedness	-	(62,000)
Contingent obligation payments	(5,427)	(1,691)
Net cash provided by financing activities	20,477	195,185

Effect of exchange rate changes on cash and cash equivalents	(16)	17

Net increase in cash and cash equivalents	28,219	62,911
Cash and cash equivalents at beginning of period	280,499	179,338
Cash and cash equivalents at end of period	$308,718	$242,249

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

In the opinion of the Company's management, any adjustments contained in the accompanying unaudited consolidated financial statements are of a normal recurring nature, and are necessary to present fairly the financial position of the Company as of September 30, 2015; the results of operations and comprehensive income for the three and nine months ended September 30, 2015 and 2014; and cash flows for the nine months ended September 30, 2015 and 2014. Interim results are not necessarily indicative of results that may be expected for any other interim period or for an entire year.

During the nine months ended September 30, 2015, there have been no significant changes to the Company's summary of significant accounting policies contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC.

2. EV-035 series of molecules

On December 17, 2014, the Company acquired the EV-035 series of molecules from Evolva Holding SA ("Evolva") for $1.5 million in cash along with contingent value right obligations to Evolva. The EV-035 series is a group of novel small molecule broad spectrum antibiotics of the 4-oxoquinolizine class and targets bacterial type IIa topoisomerase. The lead molecule in the series, GC-072, had demonstrated protection in vivo from lethal B. pseudomallei infection when administered orally. GC-072 is being developed as a potential oral and intravenous treatment for B. pseudomallei under a three-year, $15.0 million contract with the Defense Threat Reduction Agency ("DTRA") of the U.S. Department of Defense. B. pseudomallei is a gram-negative pathogen classified by the Centers for Disease Control and Prevention ("CDC") as a Category B bioterrorism agent and a priority threat capable of being easily weaponized and disseminated. The acquisition diversifies the Biodefense segment by adding a preclinical stage product candidate that is currently being funded through preclinical development, and has been accounted for as a business combination. The Company's fair values are based on the information, which have no observable market (Level 3), that was available as of the acquisition date.

The contingent value rights to Evolva are based on the novation of the DTRA contract ($4.0 million) along with the achievement of certain development ($15.0 million) and regulatory filing ($50.0 million) milestones. In addition, the Company is required to make sales-based royalty payments of between 5% - 10% through December 2036, based on levels of annual net sales.

During the first half of 2015, based on facts that existed at the date of acquisition, the Company obtained additional information and analysis and recast the fair value of the total purchase consideration transferred to Evolva via a measurement period adjustment, as follows.

(in thousands)	Purchase Price	Measurement Period Adjustment	Recast Purchase Price
Amount of cash paid to Evolva Holding SA	$1,500	$-	$1,500
Fair value of contingent consideration	28,200	(6,571)	21,629
Total purchase price	$29,700	$(6,571)	$23,129

In conjunction with the revision to the total purchase price and based on this same information and analysis, the Company has recast its estimates of the fair value of the in-process research and development ("IPR&D") asset attributed to the EV-035 series of molecules, via a measurement period adjustment through June 30, 2015. The table below summarizes the recast allocation of the purchase price based upon fair values of assets acquired.

(in thousands)	Purchase Price Allocation	Measurement Period Adjustment	Recast Purchase Price Allocation
Acquired in-process research and development assets	$27,700	$(17,172)	$10,528
Goodwill	2,000	10,601	12,601
Total purchase price	$29,700	$(6,571)	$23,129

The recast fair value was determined using the income approach, which discounts expected future cash flows to present value. The Company estimated the fair value using a discount rate of 12%. The Company believes this rate is comparable to the estimated internal rate of return for the acquisition and represents the rate that market participants would use to value this IPR&D asset. The projected cash flows for EV-035 series of molecules were based on key assumptions including: estimates of revenues and operating profits considering its stage of development on the acquisition date; the time and resources needed to complete the development and approval of the product candidate; the life of the potential commercialized product and associated risks, including the inherent difficulties and uncertainties in developing a product candidate, such as obtaining marketing approval from the U.S. Food and Drug Administration ("FDA") and other regulatory agencies; and risks related to the viability of and potential for alternative treatments in any future target markets. IPR&D assets are considered to be indefinite-lived until the completion or abandonment of the associated research and development efforts.

The Company recorded approximately $12.6 million in goodwill related to the EV-035 series of molecules, representing the purchase price paid in excess of the fair value of the IPR&D assets acquired. None of the goodwill generated is expected to be deductible for tax purposes.

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

In September 2015, the Company received data for the leading molecule in the series, GC-072, that indicated a potential toxicity issue. The Company considered this information an indicator of impairment of the related EV-035 series of molecules IPR&D asset, and completed an impairment assessment of this asset. Based on this assessment, the Company recorded a non-cash impairment charge of $9.8 million, which is included in the Company's statement of operations as research and development expense within the Biodefense segment. The remaining carrying value of the EV-035 series of molecules IPR&D asset of $0.7 million is included in the Biodefense segment. The impairment assessment was performed using the income approach which discounts expected future cash flows to present value. The projected cash flows for the EV-035 series of molecules were based on key assumptions including: estimates of revenues and operating profits considering its stage of development; the time and resources needed to complete the development and approval of the product candidate; the life of the potential commercialized product and associated risks, including the inherent difficulties and uncertainties in developing a product candidate, such as obtaining marketing approval from the FDA and other regulatory agencies; and risks related to the viability of and potential for alternative treatments in any future target markets.

As a result of the impairment of the EV-035 series of molecules IPR&D asset, the Company also performed an interim qualitative impairment assessment of the Biodefense vaccines and therapeutics reporting unit, which contains $22.0 million of the goodwill reported on the Company's consolidated balance sheets as of September 30, 2015. Based on the assessment, the Company concluded that the goodwill was not impaired.

The fair value of contingent consideration obligations are based on management's assessment of certain development and regulatory milestones, along with updates in the assumed achievement of potential future net sales for the EV-035 series of molecules, which are inputs that have no observable market (Level 3). For the three and nine months ended September 30, 2015, the contingent consideration obligation decreased by $9.9 million and $9.5 million, respectively. These changes are primarily due to the estimated timing and probability of success for certain development and regulatory milestones and the estimated timing and volume of potential future sales of EV-035. For both the three and nine months ended September 30, 2015, $3.2 million of the adjustment was recorded in the Company's statement of operations as a reduction in selling, general and administrative expense. For the three and nine months ended September 30, 2015, $6.7 million and $6.3 million, respectively, of the adjustment was recorded in the Company's statement of operations as a reduction in research and development expense. During the nine months ended September 30, 2015, the Company received novation of the DTRA contract and paid the $4.0 million milestone to Evolva in the second quarter of 2015.

3. Fair value measurements

The following table represents the Company's fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis:

	September 30, 2015
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment in money market funds (1)	$207,076	$-	$-	$207,076
Total assets	$207,076	$-	$-	$207,076

Liabilities:
Contingent consideration	$-	$-	$24,761	$24,761
Total liabilities	$-	$-	$24,761	$24,761

	December 31, 2014
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment in money market funds (1)	$111,912	$-	$-	$111,912
Total assets	$111,912	$-	$-	$111,912

Liabilities:
Contingent consideration	$-	$-	$41,086	$41,086
Total liabilities	$-	$-	$41,086	$41,086

(1) Included in cash and cash equivalents in the accompanying consolidated balance sheets.

During the nine months ended September 30, 2015, the Company did not have any transfers between Level 1 and Level 2 assets or liabilities.

In addition to the contingent obligations to Evolva, the fair value of contingent consideration obligations changes as a result of management's assessment of adjustments to the discount rates and updates in the assumed and actual achievement of future net sales for RSDL and HepaGam B, which are inputs that have no observable market (Level 3). For the three and nine months ended September 30, 2015, the contingent purchase consideration obligations decreased by $1.8 million and $1.4 million, respectively. For the three and nine months ended September 30, 2014, the contingent purchase consideration obligations increased by $1.6 million and $3.2 million, respectively. The decreases and increases are primarily due to an adjustment to the actual and expected timing and volume of RSDL and HepaGam B sales. These changes are classified in the Company's statement of operations as cost of product sales and contract manufacturing.

The following table is a reconciliation of the beginning and ending balance of the liabilities measured at fair value using significant unobservable inputs (Level 3) during the nine months ended September 30, 2015:
(in thousands)
Balance at December 31, 2014	$41,086
Income included in earnings	(10,898)
Settlements	(5,427)
Purchases, sales and issuances	-
Transfers in/(out) of Level 3	-
Balance at September 30, 2015	$24,761

Separate disclosure is required for assets and liabilities measured at fair value on a recurring basis from those measured at fair value on a non-recurring basis. As of September 30, 2015, the EV-035 series of molecules IPR&D asset was measured at fair value on a non-recurring basis due to the toxicity issue. As of September 30, 2014, the assets acquired and liabilities assumed as part of the February 2014 acquisition of Cangene Corporation were measured at fair value on a non-recurring basis.

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

The collaboration provides for sharing of development and clinical costs, with the Company responsible for 36% of such costs and MorphoSys responsible for the remainder. For the three and nine months ended September 30, 2015, the Company has recorded a reduction to research and development expense of $1.0 million and $3.7 million, respectively, for the reimbursement of amounts greater than 36% of the total costs incurred for the periods. For the three and nine months ended September 30, 2014, the Company has recorded a reduction to research and development expense of $0.5 million. During the nine months ended September 30, 2015, the Company received a $5.0 million milestone payment from MorphoSys reflecting the initiation of a Phase I clinical study to evaluate the safety, tolerability, and clinical activity of MOR209/ES414 in patients with metastatic castration-resistant prostate cancer. The Company recorded this payment in contracts, grants and collaborations revenue within the Company's statement of operations.

As of September 30, 2015, accounts receivable related to the MorphoSys Agreement were $2.0 million. As of September 30, 2015, deferred revenue related to the MorphoSys Agreement consisted of $0.8 million and $3.1 million of current and long-term deferred revenue, respectively.

5. Inventories

Inventories consisted of the following:

	September 30,	December 31,
(in thousands)	2015	2014
Raw materials and supplies	$21,124	$17,375
Work-in-process	34,323	33,477
Finished goods	24,623	14,822
Total inventories	$80,070	$65,674

6. Intangible assets, in-process research and development and goodwill

On April 29, 2015, the FDA approved IXINITY for the treatment of Hemophilia B. As a result of the approval, the $8.3 million IXINITY IPR&D asset was reclassified to intangible assets in the Company's consolidated balance sheets and is being amortized over a 10 year economic useful life from the approval date.

Intangible assets consisted of the following:

	Biosciences	Biodefense
(in thousands)	Segment	Segment	Total
Cost basis
Balance at December 31, 2014	$19,500	$48,799	$68,299
Additions	8,300	-	8,300
Balance at September 30, 2015	$27,800	$48,799	$76,599

Accumulated amortization
Balance at December 31, 2014	$(2,135)	$(7,820)	$(9,955)
Amortization	(2,228)	(4,678)	(6,906)
Balance at September 30, 2015	$(4,363)	$(12,498)	$(16,861)

Net balance at September 30, 2015	$23,437	$36,301	$59,738

Amortization expense consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014

Biosciences segment	$832	$620	$2,228	$1,548
Biodefense segment	1,533	1,595	4,678	4,536
Total amortization expense	$2,365	$2,215	$6,906	$6,084

As of September 30, 2015, the weighted average amortization period remaining for intangible assets in the Biosciences and Biodefense segments was 93 and 90 months, respectively.

The following table is a summary of changes in goodwill:
(in thousands)	Biosciences therapeutics	Biosciences contract manufacturing	Biodefense vaccines and therapeutics	Biodefense medical device	Total
Cost Basis
Balance at December 31, 2014	$13,902	$6,736	$22,031	$9,916	$52,585
Additions	-	-	-	-	-
Balance at September 30, 2015	$13,902	$6,736	$22,031	$9,916	$52,585

7.  Equity awards

As of September 30, 2015, the Company had two stock-based employee compensation plans, the Third Amended and Restated Emergent BioSolutions Inc. 2006 Stock Incentive Plan (the "2006 Plan") and the Emergent BioSolutions Employee Stock Option Plan (the "2004 Plan") (together, the "Emergent Plans").

The following is a summary of stock option award activity under the Emergent Plans:

	2006 Plan		2004 Plan
	Number of Shares	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2014	3,837,993	$20.04	43,156	$10.28	$29,181,534
Granted	690,221	29.03	-	-
Exercised	(867,486)	17.44	(13,457)	10.28
Forfeited	(147,287)	23.95	-	-
Outstanding at September 30, 2015	3,513,441	$22.27	29,699	$10.28	$22,745,170
Exercisable at September 30, 2015	1,908,456	$19.16	29,699	$10.28	$18,343,578

The following is a summary of restricted stock unit award activity under the 2006 Plan:

	Number of Shares	Weighted-Average Grant Price	Aggregate Intrinsic Value
Outstanding at December 31, 2014	927,356	$22.44	$25,251,904
Granted	468,591	29.56
Vested	(407,354)	20.66
Forfeited	(62,481)	25.02
Outstanding at September 30, 2015	926,112	$26.65	$26,384,931

8. Earnings per share

For the three and nine months ended September 30, 2015 and 2014, basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.
For the three and nine months ended September 30, 2015 and 2014, diluted earnings per share is computed using the if-converted method by dividing the adjusted net income by the weighted average number of shares of common stock outstanding during the period. The adjusted net income is adjusted for interest expense and amortization of debt issuance cost, both net of tax, associated with the Company's 2.875% Convertible Senior Notes due 2021 ("Notes"). The weighted average number of diluted shares is adjusted for the potential dilutive effect of the exercise of stock options and the vesting of restricted stock units along with the assumption of the conversion of the convertible obligations, at the beginning of the period.
The following table presents the calculation of basic and diluted net income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2015	2014	2015	2014
Numerator:
Net income	$36,942	$21,832	$29,523	$6,625
Interest expense, net of tax	786	917	2,378	-
Amortization of debt issuance costs, net of tax	215	203	671	-
Adjusted net income	$37,943	$22,952	$32,572	$6,625

Denominator:
Weighted-average number of shares—basic	38,831,341	37,507,220	38,423,715	37,261,357
Dilutive securities—equity awards	1,232,684	954,639	813,939	623,837
Dilutive securities—convertible debt	7,720,525	8,095,304	7,720,525	-
Weighted-average number of shares—diluted	47,784,550	46,557,163	46,958,179	37,885,194

Net income per share-basic	$0.95	$0.58	$0.77	$0.18
Net income per share-diluted	$0.79	$0.49	$0.69	$0.17

For the three and nine months ended September 30, 2015, substantially all of the outstanding stock options to purchase shares of common stock were included in the calculation of diluted earnings per share. For the three months ended September 30, 2014, approximately 1.5 million stock options were excluded from the calculation of diluted earnings per share.

For the nine months ended September 30, 2014, there were no adjustments to adjusted net income or dilutive securities associated with the Company's Notes as such adjustments would have been anti-dilutive. For the nine months ended September 30, 2014, outstanding stock options to purchase approximately 1.5 million shares of common stock, along with 8.1 million shares related to the Company's Notes, were excluded from the calculation of diluted earnings per share.

9. Segment information

For financial reporting purposes, the Company reports financial information for two business segments: Biodefense and Biosciences. The Company's two business segments, or divisions, engage in business activities for which discrete financial information is provided to and resources are allocated by the chief operating decision maker. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. The Company's reportable segments offer different products, product candidates, manufacturing processes and services, development processes, sales and marketing processes, and are managed separately.

The Biodefense division is a specialty biopharmaceutical business focused on countermeasures that address Chemical, Biological, Radiological, Nuclear and Explosive threats, as well as intentional and naturally occurring emerging infectious diseases and consists of two business units: vaccines and therapeutics, and medical devices. Revenues in this segment are primarily from sales of the Company's FDA-licensed product, BioThrax® (Anthrax Vaccine Adsorbed), to the U.S. government. The Biosciences division is a specialty biopharmaceutical business focused on therapeutics and vaccines in hematology/oncology, transplantation, infectious diseases and autoimmunity, and consists of three business units, therapeutics, vaccines and contract manufacturing. The "All Other" segment relates to the general operating costs of the Company and includes costs of the centralized services departments, which are not allocated to the other segments, as well as spending on activities that are not classified as Biodefense or Biosciences.

	Reportable Segments
(in thousands)	Biodefense	Biosciences	All Other	Total
Three Months Ended September 30, 2015
External revenue	$147,016	$17,924	$-	$164,940
Net income (loss)	50,208	(11,241)	(2,025)	36,942
Three Months Ended September 30, 2014
External revenue	$104,130	$33,824	$-	$137,954
Net income (loss)	25,182	(496)	(2,854)	21,832

Nine Months Ended September 30, 2015
External revenue	$300,819	$53,866	$-	$354,685
Net income (loss)	74,263	(38,560)	(6,180)	29,523
Nine Months Ended September 30, 2014
External revenue	$243,162	$59,001	$-	$302,163
Net income (loss)	56,305	(43,321)	(6,359)	6,625

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

Overview

Product Portfolio

Emergent BioSolutions is a global specialty biopharmaceutical company dedicated to one simple mission—to protect and enhance life. We develop, manufacture, and deliver a portfolio of medical countermeasures primarily for government agencies in the areas of biological and chemical threats and emerging infectious diseases. We also develop and commercialize therapeutics and other specialty products for hospitals and clinics in the areas of hematology/oncology, transplantation, infectious diseases and autoimmune disorders. We have two operating divisions: Biodefense and Biosciences. For financial reporting purposes, we operate in two business segments that correspond to these two divisions.

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

Our Biodefense division marketed products are:

▪	BioThrax® (Anthrax Vaccine Adsorbed), the only vaccine licensed by the U.S. Food and Drug Administration, or the FDA, for the prevention of anthrax disease;
▪	BAT™ (Botulism Antitoxin Heptavalent (A,B,C,D,E,F,G)-Equine), the only heptavalent therapeutic licensed by the FDA for the treatment of botulinum disease;
▪	Anthrasil™ (Anthrax Immune Globulin Intravenous (Human)), the only polyclonal antibody therapeutic licensed by the FDA for the treatment of anthrax disease;
▪	VIGIV (Vaccinia Immune Globulin Intravenous (Human)), the only therapeutic licensed by the FDA to address adverse events from smallpox vaccination; and
▪	RSDL® (Reactive Skin Decontamination Lotion Kit), the only device cleared by the FDA for the removal or neutralization of chemical agents, T-2 toxin and many pesticide-related chemicals from the skin.

Our Biodefense division investigational stage product candidates include the following:

▪	NuThrax™ (anthrax vaccine adsorbed with CPG 7909 adjuvant), a next generation anthrax vaccine;
▪	PreviThrax™ (recombinant protective antigen anthrax vaccine, purified), a next generation anthrax vaccine; and
▪	EV-035 series of broad spectrum antibiotics, which we acquired from Evolva Holding SA, or Evolva, in December 2014.

Our Biodefense division includes the MVAtorTM (modified vaccinia virus Ankara vector) platform technology. In addition, our Biodefense division includes Emergard™, a ruggedized, military-grade auto-injector device designed for intramuscular self-injection of antidotes and other emergency response medical treatments that can address exposure to certain chemical agents and other similar emerging threats.

Our Biodefense division also includes a contract with the Biomedical Advanced Research and Development Authority, or BARDA, to establish a Center for Innovation in Advanced Development and Manufacturing, or CIADM. The CIADM contract requires us to provide flexible infrastructure to supply medical countermeasures to the U.S. government over the contract period and includes such items as construction and facility design supporting the development and manufacturing of the following initiatives:

▪ Pandemic flu vaccine candidate through licensure; and
▪ Ebola monoclonal antibody therapeutic candidates.

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

On July 20, 2015, we were awarded a $19.7 million contract by BARDA to develop and manufacture Ebola monoclonal antibodies. This contract is the first BARDA Task Order for an Ebola countermeasure awarded to us under the CIADM program. Under the scope of this two-year contract, we will perform process development, analytical method development, small-scale production runs, and current good manufacturing practices, or cGMP, cell banking leading to cGMP manufacturing of bulk drug substance.

On August 13, 2015, the CDC exercised options under the contract for the supply of VIGIV into the SNS. The contract options, valued at $44.0 million over two years, will require us to collect plasma for future manufacturing in addition to current collection requirements, conduct manufacturing runs, and conduct additional activities in support of maintaining the FDA licensure of VIGIV.

Our Biodefense segment has generated net income for each of the last five years.

Biosciences

Our Biosciences division is a specialty biopharmaceutical business focused on therapeutics and vaccines in hematology/oncology, transplantation, infectious disease and autoimmunity. Our Biosciences portfolio consists of marketed products, various investigational stage product candidates, platform technologies and a contract manufacturing services business. Operations that support this division include manufacturing, quality, regulatory affairs, medical affairs, and sales and marketing in support of our marketed products, as well as additional product development capabilities in support of our investigational stage product candidates.

Our Biosciences division marketed products are:

▪	WinRho® SDF [Rho(D) Immune Globulin Intravenous (Human)], for treatment of autoimmune platelet disorder, also called immune thrombocytopenic purpura, or ITP, and, separately, for the treatment of hemolytic disease of the newborn, or HDN;
▪	HepaGam B® [(Hepatitis B Immune Globulin Intravenous (Human)], for post-exposure prophylactic treatment of hepatitis-B;
▪	VARIZIG® [Varicella Zoster Immune Globulin (Human)], for post-exposure prophylactic treatment of varicella zoster virus, which causes chickenpox and shingles; and
▪	IXINITY® (coagulation factor IX (recombinant)), for the prevention of bleeding episodes in people with Hemophilia B (approved by the FDA in April 2015).

Our Biosciences division investigational stage product candidates include the following:

▪	MOR209/ES414, a targeted immunotherapeutic protein being developed for metastatic castration-resistant prostate cancer under our collaboration with MorphoSys AG, or MorphoSys, entered into in August 2014;
▪	otlertuzumab, a mono-specific protein therapeutic being developed for Chronic Lymphocytic Leukemia; and
▪	Alzheimer's therapeutic product candidate.

Our Biosciences division platform technologies include:

▪ADAPTIRTM (modular protein technology); and
▪hyperimmune specialty plasma product manufacturing.

Our Biosciences division provides contract manufacturing services to third-party customers. The majority of these services are performed at our facility located in Baltimore, Maryland. At this facility we perform pharmaceutical product development and filling services for injectable and other sterile products, as well as process design, technical transfer, manufacturing validations, laboratory support, aseptic filling, lyophilization, final packaging and accelerated and ongoing stability studies. We manufacture both vial and pre-filled syringe formats for a wide variety of drug products - small molecule and biological - in all stages of development and commercialization, including 20 licensed products, which are currently sold in more than 40 countries. This facility produces finished units of clinical and commercial drugs for a variety of customers ranging from small biopharmaceutical companies to major multinationals. The facility is an approved manufacturing facility under the regulatory regimes in the United States, Canada, Japan, Brazil, the Middle East and several countries in the European Union.

Our Biosciences segment has generated revenue for each of the last five years through product sales, development contracts and collaborative funding but has incurred a net loss for each of those years.

Biosciences Spin-off

On August 6, 2015, we announced that our Board of Directors has authorized management to pursue a tax-free spin-off of certain components of our Biosciences division. This will include operations in our Seattle and Berwyn sites. Our contract manufacturing services business will remain with Emergent. The spin-off is expected to create two independent companies with distinct strategic plans, growth strategies, and operational and development priorities. The spun-off entity will focus on providing novel oncology and hematology therapeutics to meaningfully improve patients' lives. The core technology of the spun-off entity will be our ADAPTIR platform applied to immuno-oncology. Assets of the new company will also include marketed products currently in the Biosciences division. Emergent will continue to operate as a global specialty biopharmaceutical company whose core business is focused on providing specialty products for civilian and military populations that address intentional and naturally emerging public health threats.

Financial Operations Overview

Revenues

Effective September 30, 2011, we entered into a contract with the CDC to supply up to 44.75 million doses of BioThrax to the CDC over a five-year period. The period of performance under the contract is from September 30, 2011 through September 30, 2016. The maximum amount that could be paid to us under the contract is $1.25 billion, subject to availability of funding by the U.S. government. As of September 30, 2015, the U.S. government has committed approximately $1.1 billion for the procurement of BioThrax doses under this contract. Through September 30, 2015, we have delivered and, upon CDC acceptance, recognized revenue on approximately 33 million doses, representing approximately $904 million in revenue under this contract.

We have received contract and grant funding from BARDA, the CDC, Defense Threat Reduction Agency, or DTRA, and National Institute of Allergy and Infectious Diseases, or NIAID, for the following development programs:

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

Our revenue, operating results and profitability have varied, and we expect that they will continue to vary on a quarterly basis, primarily due to the timing of sales of our products and timing of work completed under existing and new grants, development contracts and collaborative relationships.

Cost of Product Sales and Contract Manufacturing

The primary expense that we incur to deliver to our customers our marketed vaccines and therapeutics and to perform for our customers our contract manufacturing operations is manufacturing costs consisting of fixed and variable costs. Variable manufacturing costs consist primarily of costs for materials and personnel-related expenses for direct and indirect manufacturing support staff, contract manufacturing and filling operations, and sales-based royalties. Fixed manufacturing costs include facilities, utilities and amortization of intangible assets. We determine the cost of product sales for products sold during a reporting period based on the average manufacturing cost per unit in the period those units were manufactured. In addition to the fixed and variable manufacturing costs described above, the cost of product sales depends on utilization of available manufacturing capacity.

The primary expense that we incur to deliver our medical devices to our customers is the cost per unit of production from our third-party contract manufacturers. Other associated expenses include sales-based royalties, amortization of intangible assets, shipping, logistics and the cost of support functions.

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

We intend to focus our product development efforts on promising late-stage candidates that we believe satisfy well-defined criteria and seek to utilize collaborations or non-dilutive funding. We plan to seek funding for development activities from external sources and third parties, such as governments and non-governmental organizations, or through collaborative partnerships. We expect our research and development spending will be dependent upon such factors as the results from our clinical trials, the availability of reimbursement of research and development spending, the number of product candidates under development, the size, structure and duration of any clinical programs that we may initiate, the costs associated with manufacturing our product candidates on a large-scale basis for later stage clinical trials, and our ability to use or rely on data generated by government agencies, such as studies involving BioThrax conducted by the CDC.

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

Intangible Assets and In-process Research and Development

IXINITY

During April 2015, the FDA approved IXINITY for the treatment of Hemophilia B in adults and children. As a result, the $8.3 million in-process research and development, or IPR&D, asset associated with IXINITY was reclassified as a definite-live intangible asset and will be amortized over a 10 year economic useful life.

EV-035

The IPR&D asset acquired from Evolva Holding SA, or Evolva, in December 2014 is the EV-035 series of molecules, or EV-035. As part of the purchase price allocation, management determined that the estimated acquisition date fair value related to the EV-035 IPR&D asset was $10.5 million. The fair value was determined using the income approach, which discounts expected future cash flows to present value. We estimated the fair value using a discount rate of 12%, which we believe is comparable to the estimated internal rate of return for the acquisition and represents the rate that market participants would likely use to value the EV-035 IPR&D asset. The projected cash flows from the EV-035 series of molecules project were based on key assumptions, including: estimates of revenues and operating profits considering its stage of development on the acquisition date; the time and resources needed to complete the development and approval of the product candidate; the life of the potential commercialized product and associated risks, including the inherent difficulties and uncertainties in developing a product candidate such as obtaining marketing approval from the FDA and other regulatory agencies; and risks related to the viability of any potential alternative treatments in any future target markets. The EV-035 IPR&D asset is considered to be indefinite-lived until the completion or abandonment of the associated research and development efforts.

In September 2015, we received data for the leading molecule in the series, GC-072, that indicated a potential toxicity issue. We considered this information an indicator of impairment of the related EV-035 series of molecules IPR&D asset, and completed an impairment assessment of this asset. Based on this assessment, we recorded a non-cash impairment charge of $9.8 million, which is included in our statement of operations as research and development expense within the Biodefense segment. The carrying value of the EV-035 series of molecules IPR&D asset was reduced to $0.7 million at September 30, 2015, and is included in the Biodefense segment. The projected cash flows for EV-035 series of molecules were based on key assumptions including: estimates of revenues and operating profits considering its stage of development on the acquisition date; the time and resources needed to complete the development and approval of the product candidate; the life of the potential commercialized product and associated risks, including the inherent difficulties and uncertainties in developing a product candidate, such as obtaining marketing approval from the FDA and other regulatory agencies; and risks related to the viability of and potential for alternative treatments in any future target markets.

Provision for Chargebacks

We record sales for our Biosciences products, primarily WinRho and HepaGam, net of provisions for chargebacks, administration fees, rebates and other adjustments. These provisions are estimated based on historical experience, future expectations, contractual arrangements with wholesalers and indirect customers, and other factors known to management at the time of accrual. Provisions for chargebacks, administration fees, rebates and other adjustments require varying degrees of subjectivity. While rebates generally are based on contractual terms and require minimal estimation, chargebacks require management to make more subjective assumptions.

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

As sales to the large wholesale customers fluctuate, the reserve for chargebacks will also generally fluctuate in the same direction. However, the degree of the fluctuation depends on product mix and the amount of sales made to indirect customers with which we have specific chargeback agreements.

On a quarterly basis, we review actual payments for provisions, wholesaler and distributor sales to our indirect customers, inventory balances at the wholesalers and distributors, as well as any known market factors that may impact our estimate, and we make adjustments when we believe that actual chargebacks may differ from the chargeback reserve.

Critical Accounting Policies and Estimates

There have been no significant changes to our Critical Accounting Policies and Estimates during the nine months ended September 30, 2015. Refer to the Critical Accounting Policies and Estimates section in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission.

Results of Operations

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Revenues

Product Sales:

Product sales revenues increased by $39.5 million, or 47%, to $124.0 million for the three months ended September 30, 2015 from $84.5 million for the three months ended September 30, 2014. Product sales revenues included:

▪	BioThrax - $109.8 million for the three months ended September 30, 2015 as compared to $66.0 million for the three months ended September 30, 2014, primarily due to the timing of deliveries under our contract with the CDC;
▪	Other Biodefense products - $7.7 million for the three months ended September 30, 2015 as compared to $11.7 million for the three months ended September 30, 2014, primarily due to the timing of deliveries under our contracts with the U.S. government; and
▪	Biosciences product sales - $6.5 million for the three months ended September 30, 2015 as compared to $6.8 million for the three months ended September 30, 2014.

BioThrax product sales revenues during the three months ended September 30, 2015 and 2014 primarily consisted of sales to the CDC of $109.8 million and $65.9 million, respectively.

Contract Manufacturing:

Contract manufacturing revenues increased by $1.9 million, or 20%, to $11.3 million for the three months ended September 30, 2015 from $9.4 million for the three months ended September 30, 2014. Contract manufacturing revenues primarily consists of fill/finish contract services to third parties.

Contracts, Grants and Collaborations:

Contracts, grants and collaborations revenues decreased by $14.5 million, or 33%, to $29.6 million for the three months ended September 30, 2015 from $44.1 million for the three months ended September 30, 2014. The decrease was primarily due to:

▪	recognition of $15.3 million of the upfront fee related to MOR209/ES414 from our collaboration with MorphoSys in 2014;
▪	decreased development funding of $5.3 million for Anthrasil related to the timing of plasma collection; and
▪	decreased development funding of $3.9 million for BAT under our BARDA development contract.

These decreases were partially offset by increased revenue of $6.2 million for ADM, primarily from a $5.0 million milestone payment from BARDA and increased revenue of $4.1 million for large-scale manufacturing of BioThrax primarily due to the timing of development efforts.

 Cost of Product Sales and Contract Manufacturing

Cost of product sales and contract manufacturing increased by $6.1 million, or 19%, to $38.5 million for the three months ended September 30, 2015 from $32.4 million for the three months ended September 30, 2014. The increase was primarily attributable to increased sales of BioThrax to the CDC, partially offset by a reduction in the fair value of the contingent consideration for RSDL due to the timing and volume of sales for RSDL during the three month period ended September 30, 2015.

Research and Development Expenses

Research and development expenses decreased by $2.3 million, or 5%, to $41.9 million for the three months ended September 30, 2015 from $44.2 million for the three months ended September 30, 2014. This decrease primarily reflects lower contract service costs and includes decreased expenses of $8.9 million for product candidates and technology platform development activities categorized in the Biosciences segment and $0.7 million in other research and development in support of central research and development activities, partially offset by increased expenses of $7.2 million for product candidates and manufacturing development categorized in the Biodefense segment. Net of contracts, grants and collaborations revenues, we incurred net research and development expenses of $12.2 million and $143,000 during the three months ended September 30, 2015 and 2014, respectively.

Our principal research and development expenses for the three months ended September 30, 2015 and 2014 are shown in the following table:

	Three Months Ended
	September 30,
(in thousands)	2015	2014
Biodefense:
Large-scale manufacturing for BioThrax	$3,577	$2,986
BioThrax related programs	1,449	1,585
PreviThrax	1,972	3,395
NuThrax	3,764	2,582
Pandemic influenza	5,243	137
Anthrasil	3,923	7,471
Botulinum antitoxin	578	2,114
MVA Ebola	875	-
EV-035 series of molecules	4,356	-
Emergard	1,207	-
Other Biodefense	4,482	3,911
Total Biodefense	31,426	24,181

Biosciences:
MOR209/ES414	1,859	2,713
IXINITY	1,967	8,005
otlertuzumab	1,804	2,033
Alzheimer's	326	685
Other ADAPTIR related programs	1,259	1,334
Other Biosciences	2,227	3,574
Total Biosciences	9,442	18,344
Other	1,000	1,682
Total	$41,868	$44,207

The increase in expense for large-scale manufacturing for BioThrax was primarily due to the timing of manufacturing development activities. The expense for BioThrax related programs was primarily related to the timing of clinical studies to support applications for label expansion for BioThrax. The decrease in expense for PreviThrax was primarily due to the timing of non-clinical studies. The increase in expense for NuThrax was primarily for clinical trial activities. The increase in expense for Pandemic influenza was primarily related to a milestone payment to VaxInnate Corporation. The decrease in expense for our Anthrasil program was primarily due to decreased plasma collection services. The decrease in expense for our Botulinum antitoxin program was primarily related to stability testing and plasma collection. The expense for MVA Ebola was primarily due to process development. The expense for EV-035 series of molecules was primarily due to pharmacologic and formulation activities and a non-cash impairment charge of $9.8 million due to toxicity related issues, partially offset by a $6.7 million reduction of contingent consideration associated with the estimated timing and probability of achievement for certain development and regulatory milestones; and potential future sales of EV-035. The expense for Emergard was primarily for formulation development. The increase in expense for our Other Biodefense activities was primarily due to increased expense related to our funded pre-clinical product candidates and manufacturing development activities.

The decrease in expense for our MOR209/ES414 product candidate was primarily due to the timing of manufacturing development along with reimbursement from MorphoSys for development activities under our cost sharing arrangement. The decrease in expense for our IXINITY product candidate (which was approved by the FDA in April 2015) was primarily for manufacturing activities. The decrease in expense for our otlertuzumab product candidate was primarily related to the timing of clinical trial activities. The expense for Alzheimer's was primarily due to early stage non-clinical activities. The expense for Other ADAPTIR related programs was primarily due to characterization and non-clinical activities. The decrease in expense for our Other Biosciences activities was primarily due to reduced costs associated with other programs acquired through the acquisition of Cangene.

The expense for Other activities was primarily due to centralized research and development activities attributable to product candidates.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $1.3 million, or 4%, to $31.6 million for the three months ended September 30, 2015 from $30.3 million for the three months ended September 30, 2014. This increase includes additional selling, general and administrative costs associated with product launch costs for IXINITY, initial costs associated with the spin-off of certain components of our Biosciences division, along with increased professional services to support our strategic growth initiatives, partially offset by a reduction in contingent consideration associated with the non-cash impairment charge related to the EV-035 series of molecules.

Selling, general and administrative expenses attributable to our Biodefense segment decreased by $1.9 million, or 11%, to $15.5 million during the three months ended September 30, 2015 from $17.4 million during the three months ended September 30, 2014. Selling, general and administrative expenses related to our Biosciences segment increased by $3.1 million, or 24%, to $16.1 million for the three months ended September 30, 2015 from $12.9 million for the three months ended September 30, 2014.

Total Other Expense

Total net other expense decreased by $0.4 million, or 31%, to $0.9 million for the three months ended September 30, 2015 from $1.3 million for the three months ended September 30, 2014.

Income Taxes

Provision for income taxes increased by $7.2 million, or 91%, to $15.1 million for the three months ended September 30, 2015 from $7.9 million for the three months ended September 30, 2014. The increase in provision for income taxes was primarily due to a $22.4 million increase in our net income before provision for income taxes.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Revenues

Product Sales:

Product sales revenues increased by $25.8 million, or 13%, to $224.3 million for the nine months ended September 30, 2015 from $198.5 million for the nine months ended September 30, 2014. Product sales revenues included:

▪	BioThrax - $182.0 million for the nine months ended September 30, 2015 as compared to $158.0 million for the nine months ended September 30, 2014, primarily due to the timing of deliveries under our contract with the CDC;
▪	Other Biodefense products - $22.5 million (which includes a $7.0 million one-time payment for Anthrasil licensure from BARDA with no associated cost) for the nine months ended September 30, 2015 as compared to $21.4 million (which includes RSDL and products we acquired in February 2014) for the nine months ended September 30, 2014, primarily due to the timing of deliveries under our contracts with the U.S. government; and
▪	Biosciences product sales (acquired in February 2014) - $19.8 million for the nine months ended September 30, 2015 as compared to $19.0 million for the nine months ended September 30, 2014.

BioThrax product sales revenues during the nine months ended September 30, 2015 and 2014 primarily consisted of sales to the CDC of $181.9 million and $156.1 million, respectively.

Contract Manufacturing:

Contract manufacturing revenues increased by $11.1 million, or 52%,  to $32.4 million for the nine months ended September 30, 2015 from $21.3 million for the nine months ended September 30, 2014. The increase in contract manufacturing revenues for the nine months ended September 30, 2015 was primarily due to revenues from our fill/finish facility, acquired through the acquisition of Cangene in February 2014, for the entire nine month period in 2015. In addition, contract manufacturing revenue increased by $3.8 million due to services related to the production of an MVA Ebola vaccine candidate.

Contracts, Grants and Collaborations:

Contracts, grants and collaborations revenues increased by $15.7 million, or 19%, to $98.0 million for the nine months ended September 30, 2015 from $82.3 million for the nine months ended September 30, 2014. The increase was primarily due to:

▪	increased development funding of $21.3 million for Anthrasil related to plasma collection;
▪	recognition of a $5.0 million milestone payment received in 2015 for MOR209/ES414 from our collaboration with MorphoSys;
▪	increased development funding of $6.7 million for ADM, which includes a $5.0 million milestone payment from BARDA; and
▪	increased development funding of $2.6 million for GC-072, lead molecule in the EV-035 series of molecules.

These increases were partially offset by a decrease of $7.5 million under our development contracts for BAT, along with the recognition of $15.3 million of an upfront fee for MOR209/ES414 from our collaboration with MorphoSys in 2014.

Cost of Product Sales and Contract Manufacturing

               Cost of product sales and contract manufacturing decreased by $1.4 million, or 2%, to $84.5 million for the nine months ended September 30, 2015 from $85.9 million for the nine months ended September 30, 2014. The decrease was primarily attributable to the decrease in the BioThrax cost per dose sold associated with increased production yield in the period in which the doses sold were produced. This decrease is partially offset by an increase in the number of BioThrax doses delivered to the CDC.

Research and Development Expenses

Research and development expenses increased by $9.6 million, or 9%, to $121.5 million for the nine months ended September 30, 2015 from $111.9 million for the nine months ended September 30, 2014. This increase primarily reflects higher contract service costs and includes increased expenses of $26.2 million for product candidates and manufacturing development categorized in the Biodefense segment, partially offset by decreased expenses of $14.3 million for product candidates and technology platform development activities categorized in the Biosciences segment and $2.3 million in other research and development, which are in support of central research and development activities. Net of contracts, grants and collaborations revenues, we incurred net research and development expenses of $23.5 million and $29.5 million during the nine months ended September 30, 2015 and 2014, respectively.

Our principal research and development expenses for the nine months ended September 30, 2015 and 2014 are shown in the following table:

	Nine Months Ended
	September 30,
(in thousands)	2015	2014
Biodefense:
Large-scale manufacturing for BioThrax	$8,526	$10,725
BioThrax related programs	2,732	5,964
PreviThrax	5,772	8,429
NuThrax	9,098	7,137
Pandemic influenza	6,469	1,377
Anthrasil	25,524	11,562
Botulinum antitoxin	4,277	5,777
MVA Ebola	1,426	-
EV-035 series of molecules	6,076	-
Emergard	2,405	-
Other Biodefense	14,297	9,472
Total Biodefense	86,602	60,443

Biosciences:
MOR209/ES414	4,411	10,584
IXINITY	12,570	12,167
otlertuzumab	3,798	7,228
Alzheimer's	1,471	1,373
Other ADAPTIR related programs	5,255	3,734
Other Biosciences	3,724	10,398
Total Biosciences	31,229	45,484
Other	3,680	5,937
Total	$121,511	$111,864

The decrease in expense for large-scale manufacturing for BioThrax was primarily due to the timing of manufacturing development activities. The decrease in expense for BioThrax related programs was primarily related to the timing of clinical studies to support applications for label expansion for BioThrax. The decrease in expense for PreviThrax was primarily due to the timing of non-clinical studies. The increase in expense for NuThrax was primarily for clinical trial activities. The increase in expense for Pandemic influenza was primarily due to a milestone payment to VaxInnate Corporation. The increase in expense for our Anthrasil program (which we acquired through the acquisition of Cangene in February 2014) was primarily for plasma collection services. The decrease in expense for our Botulinum antitoxin program (which we acquired through the acquisition of Cangene) was primarily for stability testing and plasma collection. The expense for MVA Ebola was primarily due to process development. The expense for EV-035 series of molecules was primarily due to pharmacologic and formulation activities and a non-cash impairment charge of $9.8 million due to toxicity related issues, partially offset by a $6.3 million reduction of contingent consideration associated with the estimated timing and probability of achievement for certain development and regulatory milestones; and potential future sales of EV-035. The expense for Emergard was primarily for formulation development. The increase in expense for our Other Biodefense activities was primarily due to increased expense related to our funded pre-clinical product candidates and manufacturing development activities.

The decrease in expense for our MOR209/ES414 product candidate was primarily due to the timing of manufacturing development along with reimbursement from MorphoSys for development activities under our cost sharing arrangement. The expense for our IXINITY product candidate (which was approved by the FDA in April 2015) was primarily for manufacturing activities. The decrease in expense for our otlertuzumab product candidate was primarily related to the timing of clinical trial activities. The expense for Alzheimer's was primarily due to early stage non-clinical activities. The increase in expense for Other ADAPTIR related programs was primarily due to characterization and non-clinical activities. The decrease in expense for our Other Biosciences activities was primarily due to reduced costs associated with other programs acquired through the acquisition of Cangene Corporation, or Cangene.

The decrease in expense for Other activities was primarily due to centralized research and development activities attributable to product candidates.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $11.6 million, or 13%, to $102.5 million for the nine months ended September 30, 2015 from $90.9 million for the nine months ended September 30, 2014. This increase includes additional post-acquisition selling, general and administrative costs of $7.1 million associated with the operations acquired through the acquisition of Cangene in February 2014, including product launch costs for IXINITY, initial costs associated with the spin-off of certain components of our Biosciences division, along with increased professional services to support our strategic growth initiatives, partially offset by a reduction in contingent consideration associated with the non-cash impairment charge related to the EV-035 series of molecules.

Selling, general and administrative expenses attributable to our Biodefense segment increased by $1.8 million, or 3%, to $53.4 million during the nine months ended September 30, 2015 from $51.6 million during the nine months ended September 30, 2014. Selling, general and administrative expenses related to our Biosciences segment increased by $9.8 million, or 25%, to $49.1 million for the nine months ended September 30, 2015 from $39.3 million for the nine months ended September 30, 2014.

Total Other Expense

Total net other expense decreased by $0.4 million, or 9%, to $4.3 million for the nine months ended September 30, 2015 from $4.7 million for the nine months ended September 30, 2014.

Income Taxes

Provision for income taxes increased by $10.3 million to $12.4 million for the nine months ended September 30, 2015 from $2.1 million for the nine months ended September 30, 2014. The increase in provision for income taxes was primarily due to a $33.1 million increase in our net income before provision for income taxes.

Liquidity and Capital Resources

Sources of Liquidity

From inception through September 30, 2015, we have funded our cash requirements principally with a combination of revenues from sales of BioThrax, debt financing, development funding from government entities and non-government and philanthropic organizations and collaborative partners, the net proceeds from our initial public offering and the sale of our common stock upon exercise of stock options. We have operated profitably for each of the five years ended December 31, 2014. As of September 30, 2015, we had cash and cash equivalents of $308.7 million.

Cash Flows

The following table provides information regarding our cash flows for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended
	September 30,
(in thousands)	2015	2014
Net cash provided by (used in):
Operating activities(i)	$41,373	$60,514
Investing activities	(33,631)	(192,788)
Financing activities	20,477	195,185
Net increase in cash and cash equivalents	$28,219	$62,911

(i) Includes the effect of exchange rates on cash and cash equivalents.

Net cash provided by operating activities of $41.4 million for the nine months ended September 30, 2015 was primarily due to our net income of $29.5 million and non-cash charges of $25.9 million for depreciation and amortization along with $9.8 million in impairment charge for EV-035, partially offset by a decrease in inventories of $14.4 million primarily due to the timing of deliveries of BioThrax to the CDC, a $10.9 million decrease in contingent consideration to Evolva for regulatory, development and sales-based royalty contingencies and a decrease in income taxes of $6.8 million related to timing differences.

Net cash provided by operating activities of $60.5 million for the nine months ended September 30, 2014 was primarily due to our net income of $6.6 million, a decrease in accounts receivable of $36.1 million related to the timing of collection of amounts billed primarily to the CDC, along with non-cash charges of $9.5 million for stock-based compensation and $24.3 million for depreciation and amortization, partially offset by a decrease in accounts payable of $11.2 million, primarily due to acquisition-related activities.

Net cash used in investing activities of $33.6 million for the nine months ended September 30, 2015 was due to infrastructure and equipment investments.

Net cash used in investing activities of $192.8 million for the nine months ended September 30, 2014 was primarily due to the acquisition of Cangene for $178.2 million, which is net of $43.6 million of acquired cash, and capital expenditures of $14.6 million for infrastructure and equipment investments.

Net cash provided by financing activities of $20.5 million for the nine months ended September 30, 2015 was primarily due to $15.9 million in proceeds from the issuance of common stock pursuant to employee equity plans, $8.0 million in excess tax benefits from the exercise of stock options and $2.0 million in proceeds from long-term indebtedness, partially offset by $5.4 million in contingent obligation payments.

Net cash provided by financing activities of $195.2 million for the nine months ended September 30, 2014 was primarily due to proceeds from long-term indebtedness of $241.7 million, $10.7 million in proceeds from the issuance of common stock pursuant to employee equity plans and $5.6 million in excess tax benefits from the exercise of stock options, partially offset by a principal payment on indebtedness of $62.0 million under our revolving credit facility.

Funding Requirements

We expect to continue to fund our anticipated operating expenses, capital expenditures and debt service requirements from existing cash and cash equivalents, revenues from product sales; development contract, grant and collaboration funding; contract manufacturing services and our revolving credit facility and any other lines of credit we may establish from time to time. There are numerous risks and uncertainties associated with product sales and with the development and commercialization of our product candidates. We may seek additional external financing to provide additional financial flexibility. Our future capital requirements will depend on many factors, including:

▪	the level, timing and cost of product sales;
▪	the extent to which we acquire or invest in and integrate companies, businesses, products or technologies;
▪	the acquisition of new facilities and capital improvements to new or existing facilities;
▪	the payment obligations under our indebtedness;
▪	the scope, progress, results and costs of our development activities;
▪	our ability to obtain funding from collaborative partners, government entities and non-governmental organizations for our development programs;
▪	the costs of commercialization activities, including product marketing, sales and distribution; and
▪	the costs associated with the planned spin-off of our Biosciences business, including funding that may be provided to the Biosciences business and costs of the transaction.

If our capital resources are insufficient to meet our future capital requirements, we will need to finance our cash needs through public or private equity or debt offerings, bank loans or collaboration and licensing arrangements. In May 2015, we filed an automatic shelf registration statement, which immediately became effective under SEC rules. For so long as we continue to satisfy the requirements to be deemed a "well-known seasoned issuer" under SEC rules, this shelf registration statement, effective until May 2018, allows us to issue an unrestricted amount of equity, debt and certain other types of securities through one or more future primary or secondary offerings. If we raise funds by issuing equity securities, our stockholders may experience dilution. Public or bank debt financing, if available, may involve agreements that include covenants, like those contained in our senior secured revolving credit facility, which could limit or restrict our ability to take specific actions, such as incurring additional debt, making capital expenditures, pursuing acquisition opportunities, buying back shares or declaring dividends. If we raise funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish valuable rights to our technologies or product candidates or grant licenses on terms that may not be favorable to us. We are not restricted under the terms of the indenture governing our senior convertible notes from incurring additional debt, securing existing or future debt, recapitalizing our debt or taking a number of other actions that could have the effect of diminishing our ability to make payments on our indebtedness.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2015, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We have derived and expect for the foreseeable future to derive the majority of our revenue from sales of BioThrax, our anthrax vaccine licensed by the U.S. Food and Drug Administration, or FDA, to the U.S. government. We are currently party to a contract with the Centers for Disease Control and Prevention, or CDC, for the supply of up to 44.75 million doses of BioThrax for placement into the Strategic National Stockpile, or SNS, over a five-year period ending in September 2016.

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

The U.S. government may choose not to award us future contracts for the development of our Biodefense product candidates or for the procurement of our Biodefense products, and may instead award such contracts to our competitors. If we are unable to win particular contracts, we may not be able to operate in the market for products that are provided under those contracts for a number of years. Additionally, if we are unable to consistently win new contract awards over an extended period, or if we fail to anticipate all of the costs or resources that we will be required to secure and, if applicable, perform under such contract awards, our growth strategy and our business, financial condition and operating results could be materially and adversely affected.

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

We must comply with numerous laws and regulations relating to the procurement, formation, administration and performance of government contracts. Among the most significant government contracting regulations that affect the business of our Biodefense division are:

▪	the Federal Acquisition Regulation, or FAR, and agency-specific regulations supplemental to FAR, which comprehensively regulate the procurement, formation, administration and performance of government contracts;
▪	the Defense Federal Acquisition Regulations, or DFARs, and agency-specific regulations supplemental to DFARs, which comprehensively regulate the procurement, formation, administration and performance of U.S. Department of Defense, or DoD, government contracts;
▪	business ethics and public integrity obligations, which govern conflicts of interest and the hiring of former government employees, restrict the granting of gratuities and funding of lobbying activities and incorporate other requirements such as the Anti-Kickback Act, the Procurement Integrity Act, the False Claims Act and the Foreign Corrupt Practices Act;
▪	export and import control laws and regulations; and
▪	laws, regulations and executive orders restricting the use and dissemination of information classified for national security purposes and the exportation of certain products and technical data.

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

Some of our current contracts with the U.S. Department of Health and Human Services, or HHS, and the DoD for the procurement of our Biodefense products are fixed price contracts. We expect that our potential future contracts with the U.S. government for our Biodefense products also may be fixed price contracts. Under a fixed price contract, we are required to deliver our products at a fixed price regardless of the actual costs we incur. Estimating costs that are related to performance in accordance with contract specifications is difficult, particularly where the period of performance is over several years. Our failure to anticipate technical problems, estimate costs accurately or control costs during performance of a fixed price contract could reduce the profitability of such a contract or cause a loss, which could harm our operating results and materially reduce our net income.

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

The process of obtaining these regulatory approvals is expensive, often takes many years if approval is obtained at all, and can vary substantially based upon the type, complexity and novelty of the product candidate involved. Changes in the regulatory approval process during the development period, changes in or the enactment of additional statutes or regulations, or changes in the regulatory review for a submitted product application may cause delays in the approval or rejection of an application.

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

BioThrax, WinRho SDF, BAT, Anthrasil, HepaGam B, VARIZIG, VIGIV and many of our current product candidates are biologics. Manufacturing biologic products, especially in large quantities, is complex. The products must be made consistently and in compliance with a clearly defined manufacturing process. Problems may arise during manufacturing for a variety of reasons, including problems with raw materials, equipment malfunction and failure to follow specific protocols and procedures. In addition, slight deviations anywhere in the manufacturing process, including obtaining materials, maintaining master seed or cell banks and preventing genetic drift, seed or cell growth, fermentation, contamination including from, among other things, particulates, filtration, filling, labeling, packaging, storage and shipping, and quality control testing, may result in lot failures or manufacturing shut-down, delays in the release of lots, product recalls, spoilage or regulatory action. Such deviations may require us to revise manufacturing processes or change manufacturers. Additionally, as our equipment ages, it will need to be replaced. Replacement of equipment has the potential to introduce variations in the manufacturing process that may result in lot failures or manufacturing shut-down, delay in the release of lots, product recalls, spoilage or regulatory action. Success rates can also vary dramatically at different stages of the manufacturing process, which can reduce yields and increase costs. From time to time, we may experience deviations in the manufacturing process that may take significant time and resources to resolve and, if unresolved, may affect manufacturing output and could cause us to fail to satisfy customer orders or contractual commitments, lead to a termination of one or more of our contracts, lead to delays in our clinical trials, result in litigation or regulatory action against us or cause the FDA to cease releasing product until the deviations are explained and corrected, any of which could be costly to us, damage our reputation and negatively impact our business.

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

We have constructed Building 55, a large-scale manufacturing facility on our Lansing, Michigan campus for which we received a development contract from BARDA in July 2010 to fund the scale-up, qualification and validation of manufacturing BioThrax at an expanded scale. Additionally, in 2009, we acquired a facility in Baltimore, Maryland, which we intend to utilize for certain product development or manufacturing projects, including projects performed under a separate development contract from Biomedical Advanced Research and Development Authority, or BARDA, to establish a Center for Innovation in Advanced Development and Manufacturing. The process for qualifying and validating these facilities may result in unanticipated delays and may cost more than expected due to a number of factors, including regulatory requirements. The costs and time required to comply with cGMP regulations or similar foreign regulatory requirements for sales of our products may be significant. In addition, if we experience delays, we may be in breach of the obligations under our government-funded development contracts. We have experienced such delays in the past and may experience further delays in the future. If our facility licensure activities are delayed, we may not be able to utilize Building 55 to increase our production of BioThrax or manufacture product candidates in our Baltimore facility, which could significantly impact our future revenues.

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

Providers of bioterrorism countermeasures could be subject to an increased risk of terrorist activities. The U.S. government has designated both our Lansing, Michigan and our Biodefense Baltimore facility as facilities requiring additional security. Although we continually evaluate and update security measures, there can be no assurance that any additional security measures would protect our facilities from terrorist efforts determined to disrupt our manufacturing activities.

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

Our operations involve the use of hazardous materials, including chemicals, bacteria, viruses and radioactive materials, and may produce dangerous waste products. Accordingly, we, along with the third parties that conduct clinical trials and manufacture our products and product candidates on our behalf, are subject to federal, state, local and foreign laws and regulations that govern the use, manufacture, distribution, storage, handling, exposure, disposal and recordkeeping with respect to these materials. Under the Federal Select Agent Program, pursuant to the Public Health Security and Bioterrorism Preparedness and Response Act, we are required to register with and be inspected by the CDC and the Animal and Plant Health Inspection Service if we have in our possession, or if we use or transfer, select biological agents or toxins that could pose a threat to public health and safety, to animal or plant health or to animal or plant products. This legislation requires stringent safeguards and security measures for these select agents and toxins, including controlled access and the screening of entities and personnel and establishes a comprehensive national database of registered entities. We are also subject to a variety of environmental and occupational health and safety laws. Compliance with current or future laws and regulations can require significant costs and we could be subject to substantial fines and penalties in the event of noncompliance. In addition, the risk of contamination or injury from these materials cannot be completely eliminated. In such event, we could be held liable for substantial civil damages or costs associated with the cleanup of hazardous materials. From time to time, we have been involved in remediation activities and may be so involved in the future. Any related cost or liability might not be fully covered by insurance, could exceed our resources and could have a material adverse effect on our business. In addition to complying with environmental and occupational health and safety laws, we must comply with special regulations relating to biosafety administered by the CDC, HHS, U.S. Department of Agriculture and the DoD, as well as regulatory authorities in Canada.

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

For certain of our Biodefense product candidates, we expect to rely on the Animal Rule to obtain regulatory approval. The Animal Rule permits, in certain limited circumstances, the use of animal efficacy studies, together with human clinical safety and immunogenicity trials, to support an application for marketing approval. For a product approved under the Animal Rule, certain additional post-marketing requirements apply. For example, to the extent feasible and ethical, applicants must conduct post-marketing studies, such as field studies, to verify and describe the drug's clinical benefit and to assess its safety when used as indicated. We have limited experience in the application of these rules to the product candidates that we are developing. It is possible that results from these animal efficacy studies may not be predictive of the actual efficacy of our product candidates in humans. Under the Project BioShield Act of 2004, or Project BioShield, the Secretary of HHS can contract to purchase countermeasures for the SNS prior to FDA approval of the countermeasure in specified circumstances. Project BioShield also allows the FDA commissioner to authorize the emergency use of medical products that have not yet been approved by the FDA under an Emergency Use Authorization. If our Biodefense product candidates are not selected under this Project BioShield authority, they generally will have to be approved by the FDA through traditional regulatory mechanisms.

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

For example, in 2011, our previous collaboration partner Abbott Laboratories, or Abbott, terminated its collaboration with us for the development of otlertuzumab (formerly TRU-016) following a portfolio reprioritization process by Abbott.

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

As of September 30, 2015, our total consolidated indebtedness was $253 million, including $250 million of obligations under our senior convertible notes. Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the senior convertible notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

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

As of September 30, 2015, we had approximately $308.7 million of cash and cash equivalents. Our future capital requirements will depend on many factors, including, among others:

▪	the level, timing and cost of product sales;
▪	the extent to which we acquire or invest in and integrate companies, businesses, products or technologies;
▪	the acquisition of new facilities and capital improvements to new or existing facilities;
▪	the payment obligations under our indebtedness;
▪	the scope, progress, results and costs of our development activities;
▪	our ability to obtain funding from collaborative partners, government entities and non-governmental organizations for our development programs;
▪	the costs of commercialization activities, including product marketing, sales and distribution; and
▪	the costs associated with the planned spin-off our Biosciences business, including funding that may be provided to the Biosciences business and costs of the transaction.

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

Mr. El-Hibri has the ability to significantly influence the election of the members of our Board of Directors due to his substantial beneficial ownership of our common stock. As of October 30, 2015, Mr. El-Hibri was the beneficial owner of approximately 14% of our outstanding common stock. As a result, Mr. El-Hibri could delay or prevent a change of control of us that may be favored by other directors or stockholders and otherwise exercise substantial control over all corporate actions requiring board or stockholder approval, including any amendment of our certificate of incorporation or by-laws. The control by Mr. El-Hibri may prevent other stockholders from influencing significant corporate decisions. In addition, Mr. El-Hibri's significant beneficial ownership of our shares could present the potential for a conflict of interest.

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

Our stock price has been, and is likely to continue to be, volatile. The market price of our common stock could fluctuate significantly for many reasons, including in response to the risks described in this "Risk Factors" section, or for reasons unrelated to our operations, such as reports by industry analysts, investor perceptions or negative announcements by our customers, competitors or suppliers regarding their own performance, as well as industry conditions and general financial, economic and political instability. From November 15, 2006, when our common stock first began trading on the New York Stock Exchange, through October 30, 2015, our common stock has traded as high as $36.20 per share and as low as $4.40 per share. The stock market in general as well as the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price of our common stock may be influenced by many factors, including, among others:

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales or the perception in the market that the holders of a large number of shares intend to sell shares could reduce the market price of our common stock. Moreover, holders of an aggregate of approximately 6 million shares of our common stock outstanding as of October 30, 2015, have the right to require us to register these shares of common stock under specified circumstances. In May 2015, we filed an automatic shelf registration statement, which immediately became effective under SEC rules. For so long as we continue to satisfy the requirements to be deemed a "well-known seasoned issuer" under SEC rules, this shelf registration statement, effective until May 2018, would provide for a secondary offering of these shares from time to time.

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

EMERGENT BIOSOLUTIONS INC.

By: /s/DANIEL J. ABDUN-NABI
Daniel J. Abdun-Nabi
President and Chief Executive Officer
(Principal Executive Officer)

Date: November ___, 2015

By: /S/ROBERT G. KRAMER
Robert G. Kramer
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Date: November ___, 2015

EXHIBIT INDEX

Exhibit Number	Description
10.1#
Third Amendment to Credit Agreement, dated as of September 3, 2015, among Emergent BioSolutions Inc., as borrower, certain of its subsidiaries party thereto, as guarantors, Bank of America, N.A., as administrative agent, and certain financial institutions party thereto as lenders.

10.2#†	Modification No. 15 to the CDC BioThrax Procurement Contract, effective September 18, 2014, between Emergent Biodefense Operations Lansing LLC and the Centers for Disease Control and Prevention.
12#	Ratio of Earnings to Fixed Charges.
31.1#	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).
31.2#	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).
32.1#	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101. INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Calculation Linksbase Document.
101.DEF	XBRL Taxonomy Definition Linksbase Document.
101.LAB	XBRL Taxonomy Label Linksbase Document.
101.PRE	XBRL Taxonomy Presentation Linksbase Document.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language):
(i) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and 2014;
(ii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2015 and 2014;
(iii) Condensed Consolidated Balance Sheets at September 30, 2015 and December 31, 2014;
(iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014; and
(v) Notes to Consolidated Financial Statements.

#Filed herewith.

†Confidential treatment requested by the Securities and Exchange Commission as to certain portions. Confidential materials omitted and filed separately with the Securities and Exchange Commission.