Form 10-K
period 2015-12-31
Emergent BioSolutions Inc.
filed 2016-02-29
CIK 1367644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2015 was approximately $1.0 billion based on the price at which the registrant's common stock was last sold on that date as reported on the New York Stock Exchange.

As of February 19, 2016, the registrant had 39,474,295 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement for its 2016 annual meeting of stockholders scheduled to be held on May 19, 2016, which is expected to be filed with the Securities and Exchange Commission not later than 120 days after the end of the registrant's fiscal year ended December 31, 2015, are incorporated by reference into Part III of this annual report on Form 10-K. With the exception of the portions of the registrant's definitive proxy statement for its 2016 annual meeting of stockholders that are expressly incorporated by reference into this annual report on Form 10-K, such proxy statement shall not be deemed filed as part of this annual report on Form 10-K.

EMERGENT BIOSOLUTIONS INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

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

There are a number of important factors that could cause our actual results to differ materially from those indicated by such forward-looking statements, including, among others:

▪	appropriations for the procurement of BioThrax® (Anthrax Vaccine Adsorbed), our FDA-licensed anthrax vaccine;
▪	our ability to perform under our contracts with the U.S. government related to BioThrax, including the timing of deliveries;
▪	our ability to obtain new BioThrax sales contracts or modifications to existing contracts;
▪	the availability of funding for our U.S. government grants and contracts;
▪	our ability to successfully execute our growth strategy and achieve our financial and operational goals;
▪	whether the planned spin-off of our Biosciences business is completed, as expected or at all, and the timing of any such spin-off;
▪	whether the conditions to the spin-off can be satisfied;
▪	whether the operational, marketing and strategic benefits of the spin-off can be achieved;
▪	whether the costs and expenses of the spin-off can be controlled within expectations;
▪	our ability to successfully integrate and develop the products or product candidates, programs, operations and personnel of any entities or businesses that we acquire;
▪	our ability to perform under our contract with the U.S. government to develop and obtain regulatory approval for the manufacturing of BioThrax in Building 55, our large-scale vaccine manufacturing facility in Lansing, Michigan;
▪	our ability to identify and acquire companies or in-license products or late-stage product candidates that satisfy our selection criteria;
▪	our ability to realize synergies and benefits from acquisitions or in-licenses within expected time periods or at all;
▪	our ability to selectively enter into and maintain collaboration arrangements;
▪	our ability to successfully identify and respond to new development contracts with the U.S. government, as well as successfully maintain, through achievement of development milestones, current development contracts with the U.S. government;
▪	our ability to achieve milestones in our out-licensed and collaboration contracts;
▪	our ability to obtain and maintain intellectual property protection for our products and product candidates;
▪	our ability and plans to expand our manufacturing facilities and capabilities;
▪	our ability and the ability of our contractors and suppliers to maintain compliance with current good manufacturing practices and other regulatory obligations;
▪	the results of regulatory inspections;
▪	our ability to meet operating and financial restrictions placed on us and our subsidiaries under our senior secured credit facility;
▪	the rate and degree of market acceptance and clinical utility of our products;
▪	the success of our ongoing and planned development programs, non-clinical activities and clinical trials of our product candidates;
▪	the timing of and our ability to obtain and maintain regulatory approvals for our product candidates;
▪	the success of our commercialization, marketing and manufacturing capabilities and strategy; and
▪	the accuracy of our estimates regarding future revenues, expenses, capital requirements and needs for additional financing.

The foregoing sets forth many, but not all, of the factors that could cause actual results to differ from our expectations in any forward-looking statement. New factors emerge from time to time and it is not possible for management to predict all such factors, nor can it assess the impact of any such factor on the business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement. You should consider this cautionary statement, the risk factors identified in the section entitled "Risk Factors" in this annual report on Form 10-K and the risk factors identified in our periodic reports filed with the Securities and Exchange Commission when evaluating our forward-looking statements.

PART I
ITEM 1. BUSINESS
OVERVIEW

Emergent BioSolutions Inc. is a global specialty biopharmaceutical company seeking to protect and enhance life by offering specialized products to healthcare providers and governments to address medical needs and emerging public health threats.

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

Biodefense

Our Biodefense division is a specialty biopharmaceutical business focused on countermeasures that address public health threats, specifically Chemical, Biological, Radiological, Nuclear and Explosives, or CBRNE, threats as well as emerging infectious diseases, or EID. The U.S. government is the primary purchaser of our Biodefense products and often provides us with substantial funding for the development of our Biodefense product candidates. Our Biodefense portfolio consists of five revenue-generating products and various investigational stage product candidates.

Our Biodefense division marketed products are:

▪	BioThrax® (Anthrax Vaccine Adsorbed), the only vaccine licensed by the U.S. Food and Drug Administration, or the FDA, for the general use prophylaxis and post-exposure prophylaxis of anthrax disease;
▪	Anthrasil™ (Anthrax Immune Globulin Intravenous (Human)), the only polyclonal antibody therapeutic licensed by the FDA for the treatment of inhalational anthrax;
▪	BAT™ (Botulism Antitoxin Heptavalent (A,B,C,D,E,F,G)-Equine), the only heptavalent therapeutic licensed by the FDA for the treatment of botulinum disease;
▪	VIGIV (Vaccinia Immune Globulin Intravenous (Human)), the only therapeutic licensed by the FDA to address adverse events from smallpox vaccination; and
▪	RSDL® (Reactive Skin Decontamination Lotion Kit), the only device cleared by the FDA for the removal or neutralization of chemical agents, T-2 toxin and many pesticide-related chemicals from the skin.

Our Biodefense division investigational stage product candidates are:

▪	NuThrax™ (anthrax vaccine adsorbed with CPG 7909 adjuvant), a next generation anthrax vaccine;
▪	UV-4B, a novel antiviral being developed for dengue and influenza infections;
▪	GC-072, the lead compound in the EV-035 series of broad spectrum antibiotics, being developed for Burkholderia pseudomallei;
▪	VAX161C, a recombinant pandemic influenza vaccine candidate being developed by VaxInnate, Inc. and for which we have an exclusive license agreement to manufacture and sell in the event of a surge order from the Biomedical Advanced Research and Development Authority, or BARDA;
▪	PreviThrax™ (recombinant protective antigen anthrax vaccine, purified), a next generation anthrax vaccine; and
▪	Other Biodefense product candidates focused on public health threats and emerging infectious diseases.

A unique component of our Biodefense division investigational stage product portfolio is that all candidates are under an active development contract with significant funding from the U.S. government. This allows our development pipeline, along with our marketed products, to be aligned with the strategic priorities of our U.S. and allied foreign government customers.

Our Biodefense division also has programs that leverage our proven manufacturing infrastructure and expertise.  We have responded to specific Task Order Requests issued by BARDA for the development and manufacture of specific countermeasures as part of our Center for Innovation in Advanced Development and Manufacturing, or CIADM, program focused on imminent public health threats, including pandemic influenza and Ebola.

Our Biodefense division also includes multiple platform technologies, including the MVAtorTM (modified vaccinia virus Ankara vector) platform technology and Emergard™, a military-grade auto-injector device designed for intramuscular self-injection of antidotes and other emergency response medical treatments that can address exposure to certain chemical agents and other similar emerging threats.

Operations that support this division include manufacturing, regulatory affairs, quality assurance, quality control, international sales and marketing, and government affairs in support of our marketed products, as well as product development and manufacturing infrastructure in support of our investigational stage product candidates.

Biosciences

Our Biosciences division is a specialty biopharmaceutical business focused on therapeutics primarily in hematology/oncology with secondary areas of focus in transplantation, infectious disease and autoimmunity. Our Biosciences portfolio consists of four revenue-generating products, all of which were acquired through our acquisition of Cangene Corporation in February 2014, as well as various investigational stage product candidates and a contract manufacturing services business.

Our Biosciences division marketed products are:

▪	IXINITY® [coagulation factor IX (recombinant)], approved by the FDA for the prevention of bleeding episodes in people with hemophilia B;
▪	WinRho® SDF [Rho(D) Immune Globulin Intravenous (Human)], for treatment of autoimmune platelet disorder, also called immune thrombocytopenic purpura, or ITP, and, separately, for the treatment of hemolytic disease of the newborn, or HDN;
▪	HepaGam B® [Hepatitis B Immune Globulin Intravenous (Human)], for post-exposure prophylactic treatment of hepatitis-B; and
▪	VARIZIG® [Varicella Zoster Immune Globulin (Human)], for post-exposure prophylactic treatment of varicella zoster virus, which causes chickenpox and shingles.

Our Biosciences division investigational stage product candidates include:

▪	otlertuzumab, a protein therapeutic being developed for Chronic Lymphocytic Leukemia, or CLL;
▪	ES414, now known as MOR209/ES414, an immunotherapeutic protein being developed for metastatic castration resistant prostate cancer under our collaboration with MorphoSys AG entered into in August 2014;
▪	ES210, a protein therapeutic being developed for inflammation-related indications;
▪	5E3, a monoclonal antibody therapeutic being developed for Alzheimer's disease; and
▪	Other Biosciences protein therapeutic product candidates primarily targeting immuno-oncology.

In addition, our Biosciences division includes our ADAPTIRTM (modular protein technology) platform and our hyperimmune specialty plasma product manufacturing platform.

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

STRATEGY

In January 2016, we announced a new five-year (2016-2020) growth plan, following the completion of our previous three-year (2012-2015) growth plan.  This new growth plan presents our strategic, operational and financial goals to be achieved by the end of 2020 and is centered on our renewed focus on medical countermeasures addressing a broad spectrum of public health threats. This growth plan outlines how we intend to drive and accelerate our continued growth through 2020. It is built on a strategy that focuses on (1) expanding our leadership position in the public health threats market; (2) developing innovative products based on our platforms and with a focus on third-party funding; (3) continuing to grow through acquisition of revenue-generating and accretive products and businesses; and, (4) continuing to deliver attractive net income growth. In executing on the growth plan, we are leveraging our core competencies; specifically, government relations and contracting; medical countermeasure development; quality manufacturing; business and product acquisitions; and, financial discipline. Successful execution of the growth plan will culminate in our having achieved specific corporate revenue, product development and profitability goals by the end of 2020.

PLANNED SPIN-OFF OF BIOSCIENCES BUSINESS

In August 2015, we announced our plan to pursue a tax-free spin-off of our Biosciences business into a separate, stand-alone publicly traded company. The spin-off is expected to create two independent public companies with distinct strategic plans, growth strategies, and operational and development priorities. The new Biosciences company, Aptevo Therapeutics Inc., or Aptevo, will focus on providing novel oncology and hematology therapeutics to meaningfully improve patients' lives.

The proposed spin-off recognizes that our two operating divisions have evolved into distinct business and investment opportunities. As a result of the spin-off, Emergent and Aptevo will each become a pure play company with a focused strategy thereby enabling each company to target investors attracted to its business profile. We will be in a better position to accelerate our growth strategy while Aptevo will be in a position to more directly invest in novel therapeutics in the highly attractive immuno-oncology field. We expect the spin-off to enhance business focus, better align resources to achieve strategic priorities, and unlock significant value for both companies.

Aptevo will consist of certain assets currently in our Biosciences division, including commercial products and development programs, and the ADAPTIR platform technology. Emergent will retain the Biodefense marketed products and development programs, platform technologies, including the hyperimmune specialty plasma product manufacturing platform, and manufacturing infrastructure, including the contract fill/finish business. We expect to provide Aptevo with a fixed cash contribution of approximately $60 million. We anticipate that additional sources of funding to support Aptevo's R&D investment will include commercial product sales and partnership funding.

Following the spin-off, we will be a global specialty life sciences company focused on providing specialty products for civilian and military populations that address intentional and naturally emerging public health threats.  We will be better positioned to establish ourselves as a pure play company, recognized as a leader in the public health threats and emerging infectious diseases fields; enhance our financial returns and operating margins through the elimination of Biosciences related R&D, sales, marketing and G&A costs; and, exercise greater flexibility in our capital allocation decisions.

RECENT ACQUISITIONS AND COLLABORATIONS

Agreements with Pharma Consult and Nemera Development

In August 2015, we announced the signing of an exclusive worldwide license agreement with Pharma Consult Ges.m.b.H of Austria to acquire rights to a military-grade auto-injector device, which we are further developing and have branded as Emergard. We also executed a global manufacturing and supply agreement for Emergard with Nemera Development S.A. We plan to supply cGMP-compliant product through global sales channels that we currently use to sell our other Biodefense products. Emergard is marketed internationally. It is not approved by the FDA and is not currently marketed in the U.S., although we intend to pursue FDA approval of products using the device.

In February 2016, we announced that Emergard was selected by the U.S. Department of Defense, or DoD, and Battelle Memorial Institute to be tested against and developed to U.S. military specifications as a platform for nerve agent antidote delivery. Development and testing of Emergard is expected to be completed in 2016 and, if successful, could lead to Emergard's future procurement for U.S. military and emergency responder use. The testing and development of Emergard will be performed under a subcontract with Battelle, which in turn has a prime contract with the DoD.

Acquisition of Unither Virology LLC

In December 2015, we acquired Unither Virology LLC (UV), a glyco-biology focused drug discovery subsidiary of United Therapeutics Corporation. Subsequent to the acquisition, UV was re-named Emergent Virology LLC.  Emergent Virology's primary asset is the UVX series of glyco-biologic molecules. The lead molecule within the series, UV-4B, is being developed as a potential oral treatment for dengue and influenza infections. UV-4B is being developed under a five-year, cost plus fixed fee contract with the National Institute of Allergy and Infectious Diseases, or NIAID, that was awarded in 2011 with an aggregate value of up to $45 million, of which $28 million has been obligated through the execution of five out of eight options.

Collaboration with MorphoSys AG to develop MOR209/ES414

In August 2014, we entered into an agreement with MorphoSys AG to co-develop and commercialize our novel oncology immunotherapeutic protein, MOR 209/ES414, targeting prostate cancer. In December 2015, after a joint review of data from the ongoing Phase 1 dose escalation study of MOR209/ES414 in prostate cancer patients, Emergent and MorphoSys decided to adjust the dosing regimen and administration of MOR209/ES414. We plan to continue the current clinical trial under an amended protocol with recruitment to start around mid-2016. As a result of the required dosing regimen and administration change and the impact to overall development timeline and technical risk, the co-development agreement with MorphoSys was re-structured. Under the terms of the re-structured agreement, MorphoSys' cost sharing in the years 2016 to 2018 was reduced and future milestone payments payable by MorphoSys to Emergent were reduced to a total of up to $74 million. Other financial terms and the split of the commercial rights remain unchanged.

MARKETED PRODUCT PORTFOLIO

BIODEFENSE
Product	Indication(s)	Regulatory Approvals
BioThrax® (Anthrax Vaccine Adsorbed)	GUP - General use prophylaxis of anthrax disease; and PEP - Post-exposure prophylaxis of anthrax disease	United States – GUP & PEP Germany - GUP Singapore - GUP
Anthrasil (Anthrax Immune Globulin Intravenous (Human))	Treatment of toxemia associated with inhalational anthrax	United States
BAT™ [(Botulism Antitoxin Heptavalent (A,B,C,D,E,F,G)-(Equine)]	Treatment of suspected or documented exposure to botulinum neurotoxin A, B, C, D, E, F or G	United States
VIGIV (Vaccinia Immune Globulin Intravenous (Human)	Treatment of complications due to vaccinia vaccination	United States Canada
RSDL® (Reactive Skin Decontamination Lotion Kit)	Removal or neutralization of chemical warfare agents, T-2 toxin and many pesticide-related chemicals from the skin	United States 510(k) United Kingdom Australia Canada
BIOSCIENCES
Product	Indication(s)	Regulatory Approvals
IXINITY [coagulation factor IX (recombinant)]	Control and prevention of bleeding episodes and for perioperative management in adults and children, ≥12 years of age, with Hemophilia B.	United States
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

BIODEFENSE DIVISION

Our Biodefense division is a specialty biopharmaceutical business focused on countermeasures that address public health threats and emerging infectious diseases. Our Biodefense portfolio consists of marketed products and investigational stage product candidates.

Marketed Products

BioThrax® (Anthrax Vaccine Adsorbed). BioThrax is the only vaccine licensed by the FDA for the general use prophylaxis, or GUP, of anthrax disease. In November 2015, the FDA approved our supplemental Biologics License Application to expand the BioThrax label to include the post-exposure prophylaxis, or PEP, indication for BioThrax administered in combination with antimicrobial therapy. Anthrax is a potentially fatal disease caused by the spore forming bacterium, Bacillus anthracis. Inhalational anthrax is the most lethal form of anthrax. Death due to inhalational anthrax infection often occurs within 24-36 hours of the onset of advanced respiratory complications. BioThrax is administered in a GUP setting by intramuscular injection in a three-dose primary series over an initial six-month period. The vaccine is protective after completion of this three-dose primary series. After the primary series, two additional doses are given at 12 and 18 months, with booster doses annually thereafter. BioThrax is administered in a PEP setting in conjunction with recommended antibacterial drugs following suspected or confirmed Bacillus anthracis exposure. The vaccination schedule for PEP consists of three doses of BioThrax administered subcutaneously at 0, 2, and 4 weeks post-exposure combined with antimicrobial therapy. Our current contract with the Centers for Disease Control and Prevention, or CDC, an agency within the U.S. Department of Health and Human Services, or HHS, specifies that we supply up to 44.75 million doses of BioThrax into the Strategic National Stockpile, or SNS, over a five-year period ending in September 2016. The maximum amount that could be paid to us under this current contract is approximately $1.25 billion, subject to availability of funding to the CDC. As of December 31, 2015, $1.1 billion in funding has been committed, of which approximately $1.0 billion has been delivered under the contract, which represents approximately 37 million doses. To date, the principal customer for BioThrax has been the U.S. government, specifically HHS (including CDC).

We are continuing to identify and pursue opportunities to expand the market for BioThrax to include allied foreign governments, non-governmental organizations and multinational companies (including transportation, critical infrastructure services and security companies), as well as health care providers (including hospitals and clinics).  In April 2014, the FDA granted Orphan Drug designation to BioThrax for the PEP indication.

Anthrasil™ (Anthrax Immune Globulin Intravenous (Human)). Anthrasil is the only polyclonal antibody therapeutic licensed by the FDA for the treatment of inhalational anthrax. To date, the principal customer for Anthrasil has been the U.S. government, specifically HHS. Anthrasil is procured by BARDA for delivery to the SNS.  Our current contract with BARDA is a multiple award, indefinite delivery/indefinite quantity contract, which also includes a development component. The contract also provides for the collection of Anthrasil specialty plasma, as well as the manufacture of such plasma into bulk drug substance, the further manufacture of bulk drug substance into finished product and delivery of finished product into the SNS over a four-year period through September 2017. The maximum amount that could be paid to us under this contract is approximately $264 million, subject to availability of funding. We have recently completed collections of human anti-anthrax plasma and continue the storage of this plasma under a task order.

BAT®™ [Botulism Antitoxin Heptavalent (A,B,C,D,E,F,G)-Equine)]. BAT is the only heptavalent therapeutic licensed by the FDA for botulinum disease. BAT is comprised of purified polyclonal equine immune globulins (antibodies) directed to the seven toxins (A through G) produced by Clostridium botulinum. BAT was approved in the United States in March 2013 for the treatment of suspected or documented exposure to botulinum neurotoxin A, B, C, D, E, F or G. Simultaneous with FDA approval, BAT also received Orphan Drug designation, giving it seven years of market exclusivity in the United States until March 2020. BAT is the only botulism antitoxin available in the United States for treating naturally occurring non-infant botulism. It can be administered to patients to treat naturally occurring non-infant botulism, as well as under emergency conditions. Botulinum toxin is a nerve toxin produced by the bacterium Clostridium botulinum that causes botulism, a serious paralytic illness. Naturally occurring cases are mainly seen in infants or in adults who have consumed improperly processed foods. Botulinum toxin can also be used as a bioterrorist weapon and has been identified in the United States as one of the highest priority bioterrorism threats. To date, the principal customer for BAT has been the U.S. government, specifically HHS. We are currently delivering under a $431 million contract with BARDA, which calls for delivery of up to 200,000 doses of BAT into the SNS, subject to availability of funding. In addition to domestic government sales, BAT has been sold to several foreign governments.

VIGIV [Vaccinia Immune Globulin Intravenous (Human)]. VIGIV is the only therapeutic licensed by the FDA to address adverse events from smallpox vaccination. VIGIV is comprised of purified polyclonal human immune globulins (antibodies) directed to vaccinia virus, the virus that is used in the smallpox vaccine. Vaccinia is not the virus that causes smallpox, but it is similar enough to elicit a protective immune response when used as a smallpox vaccine. Individuals who are susceptible to vaccinia may develop an infection from the smallpox vaccination. These patients benefit from treatment with VIGIV. VIGIV is a therapeutic approved in the United States and in Canada for counteracting certain complications that can be associated with the smallpox vaccine. To date, the principal customer for VIGIV has been the U.S. government, specifically the supply of VIGIV to the Strategic National Stockpile under a CDC contract. Our contract with CDC includes the performance of work required to maintain FDA licensure, to collect plasma, and manufacturing.  In August 2015, the CDC exercised options valued at $44 million. This contract modification increased the total contract value to approximately $80 million.

RSDL® (Reactive Skin Decontamination Lotion Kit). RSDL is the only medical device cleared by the FDA to remove or neutralize chemical warfare agents, including nerve agents, mustard gas and T-2 toxin (a myco toxin capable of being weaponized) and organophosphate based pesticides from the skin. RSDL has been cleared as a medical device by the FDA and Health Canada, has a current European Conformity (CE) mark under European Directives, and is licensed as a Therapeutic Good by Australia's Therapeutics Goods Administration. To date, the principal customers for RSDL have been agencies of the U.S. government, including the DoD, the Department of State and the National Guard. Our current contract with the DoD is a five-year indefinite delivery/indefinite quantity contract, including option years, that expires in June 2017. The maximum amount that could be paid to us under this contract is approximately $243 million, subject to availability of funding to DoD. In addition to domestic government sales, we have also made sales into 35 foreign countries since launch. Our current strategy is to expand the market for RSDL by expanding its uses and indications, which may include treatment of toxic industrial chemicals and removal of radioactive metal exposure. In February 2014, we expanded the indication for use against organophosphate-based pesticides.

Product Candidates

NuThrax™ (anthrax vaccine adsorbed with CPG 7909 adjuvant). We are developing NuThrax, an anthrax vaccine product candidate based on BioThrax combined with CPG 7909, an adjuvant that we license from Pfizer Inc., in part with funding from NIAID. We are developing NuThrax to potentially elicit a more rapid onset of immune response using fewer doses than BioThrax while still providing protective immunity in patients. In September 2010, we obtained additional funding for this product candidate through a four-year development contract with NIAID of up to $28.7 million to support further development, including: manufacturing and stability studies of Phase 2 clinical trial lots, process characterization, assay validation and clinical trial preparation. Using funds from the 2010 contract, in October 2014, we completed a Phase 2 safety, immunogenicity and dose ranging clinical trial of NuThrax in which all endpoints were successfully met, including that it may require fewer vaccine doses and shorten the recommended antibiotic (60-day) regimen for anthrax post-exposure prophylaxis. NuThrax is now positioned for a Phase 3 clinical trial. We continue to seek additional government funding for NuThrax to advance it toward FDA approval. In September 2014, we also obtained additional funding for this product through a five-year development contract with NIAID of up to $29 million to support the development of a dry formulation of NuThrax, including: manufacturing, assay development and non-clinical activities through the preparation of an Investigational New Drug application to the FDA. The dry formulation of NuThrax is intended to increase stability of the vaccine candidate at ambient and higher temperatures, with the objective of eliminating the need for cold chain during shipping and storage. In March 2015, we signed a contract with BARDA valued at $31 million to develop NuThrax for post-exposure prophylaxis of anthrax disease.

UV-4B. We are developing UV-4B, a novel antiviral targeting host alpha-glucosidases as a potential oral treatment for dengue and influenza infections. This work is being conducted under a five-year cost plus fixed fee contract with NIAID that was awarded in 2011 with an aggregate value of up to $45 million, of which $28 million has been obligated through the execution of five out of eight options. These options include a base period and options supporting non-clinical influenza testing, reprotoxicity studies, manufacturing, and Phase 1 a/b and Phase 2a trials. Completed work to date has included successful production of GMP material, a successful Phase 1a trial in which UV-4B demonstrated good safety and tolerability in humans, and studies which demonstrated UV-4B has worked against influenza in non-clinical proof of concept models. UV-4B is part of a broader iminosugar small molecule series, which includes hundreds of novel compounds. We are currently using medicinal chemistry work to explore other novel uses for these analogues as part of our broader drug discovery program.

GC-072. We are developing GC-072, a novel bacterial type II topoisomerase inhibitor, belonging to the chemical class of 4-oxoquinolizine as a potential oral and IV treatment for B. pseudomallei under a three-year, $15 million contract with the Defense Threat Reduction Agency, or DTRA. GC-072 has demonstrated protection in vivo from lethal B. pseudomallei infection when administered orally, and it shows activity not only on drug-sensitive strains, but also on those resistant to marketed antibiotics (including quinolones). EV-035 molecules have also demonstrated broad-spectrum activity against pathogens such as S. aureus, S. pneumoniae, E. faecalis, E. coli, P. aeruginosa, A. baumannii and H. influenzae, as well as several potential biodefense pathogens such as B. pseudomallei, B. anthracis, F. Tularensis, and Y. pestis.

VAX161C. In 2012, we entered into an exclusive license agreement with VaxInnate, Inc. to manufacture and sell VAX161C, a clinical stage recombinant pandemic influenza vaccine product candidate that is being developed by VaxInnate in part with funding from BARDA. VAX161C is an E. coli-expressed fusion protein product that fuses segments of the hemagluttin (HA) protein from influenza to a bacterial protein and has been shown to induce a durable immune response to the particular HA protein, thus imparting protection. VAX161C is expressed at relatively high levels and, based on preclinical data, requires relatively small amounts of protein to be efficacious.

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

Our Biodefense division also has programs aimed at providing solutions to the Ebola outbreak, including an MVA-Ebola vaccine candidate, anti-Ebola monoclonal antibody product candidates and an Ebola hyperimmune product candidate.  In March 2015, under several agreements with the University of Oxford, GlaxoSmithKline plc, and NIAID, we manufactured an MVA-Ebola vaccine candidate, MVA EBOZ, for use in a Phase 1 clinical study in Senegal and in the UK to evaluate the safety of the vaccine as a heterologous boost to GSK's Chimp Adenovirus type 3 (ChAd3) Ebola vaccine candidate. In July 2015, we were awarded a BARDA contract valued at $19.7 million to develop and manufacture cGMP lots of three Ebola monoclonal antibodies. This contract is the first BARDA Task Order for an Ebola countermeasure awarded to Emergent under the CIADM program.

Research and Development

Our Biodefense division is engaged in research and development and has incurred substantial expenses for these activities. These expenses generally include the cost of acquiring or inventing new technologies and products, as well as development work on new product candidates. However, to offset these expenditures, we receive significant development funding through U.S. government contracts and grants, specifically from HHS. Gross research and development expenses for the Biodefense division for the years ended December 31, 2015, 2014 and 2013 totaled approximately $111.7 million, $82.0 million and $62.7 million, respectively. Net research and development expenses (net of contracts, grants and collaborations revenue) for the Biodefense division for the year ended December 31, 2013 totaled approximately $9.0 million. For the years ended December 31, 2015 and 2014, contracts, grants and collaborations revenue exceeded research and development expenses by $5.7 million and $10.4 million, respectively. See Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations – Research and Development Expense" for additional information regarding expenditures related to material research and development activities.

Marketing & Sales

We market and sell our Biodefense products to the U.S. government and domestic non-government organizations with a small, specialized marketing and sales group. Many of the personnel within this specialized marketing and sales group are retired military service or Department of Justice personnel, with extensive experience in the public and private sector dealing with counterterrorism and CBRNE and EID threat agent preparedness. We intend to use a similar approach to the marketing and sales of our other Biodefense product candidates that we successfully develop or acquire.

We have established a marketing and sales capability targeting sales of Biodefense products to allied foreign governments as well as non-governmental organizations. We have augmented our international efforts by engaging third-party marketing distributors and representatives to identify potential opportunities to sell our products in key international markets including Europe, the Middle East, Asia and the Pacific Rim. We anticipate engaging additional representatives as interest in countermeasures for CBRNE threats and EIDs increases.

Competition

Our products and product candidates intended for the treatment or prevention of CBRNE threat agents and EIDs face significant competition for government funding for both development and procurement. Our products and any product or product candidate that we acquire or successfully develop and commercialize are likely to compete with currently marketed products that are in development for the same indications. Specifically, the competition for our products and product candidates includes the following:

▪	BioThrax. Although BioThrax is the only vaccine licensed by the FDA for the prevention of anthrax disease, we face potential future competition for the supply of anthrax vaccines to the U.S. government. Various agencies of the U.S. government are providing funding to us and to our competitors for the development of alternative next generation anthrax vaccines. In addition, the United Kingdom Public Health England manufactures an anthrax vaccine for use by the United Kingdom government. Other countries may also have anthrax vaccines in development for their own internal use.

▪	Anthrasil. Although Anthrasil is the only polyclonal antibody therapeutic licensed by the FDA for the treatment of toxemia resulting from inhalational anthrax, GlaxoSmithKline plc has obtained FDA licensure for ABthrax™ (raxibacumab), an anthrax monoclonal antibody therapeutic. Elusys Therapeutics, Inc. is developing Anthim®™, an anthrax monoclonal antibody therapeutic candidate.

▪	BAT. Our botulinum immune globulin product is the only heptavalent therapeutic licensed by the FDA for the treatment of botulinum disease. Other companies may be in stages of developing therapies aimed at treating or preventing botulism infections, however, direct competition is currently limited.

▪	VIGIV. Our VIGIV is the only therapeutic licensed by the FDA to address adverse events from smallpox vaccination. Other companies may be in stages of developing therapies aimed at treating or preventing vaccinia infections; however, direct competition is currently limited. SIGA Technologies, Inc. is developing Arestvyr™ an oral therapy that could potentially be used as a treatment for smallpox or vaccinia infections. SIGA is continuing clinical trials for Arestvyr.

▪	RSDL. In the United States, RSDL is the only FDA-cleared chemical warfare agent decontamination device for use on the skin. Internationally, various Ministries of Defense have used Fullers Earth, Dutch Powder and French Powder to absorb liquid chemical weapons.

▪	NuThrax and PreviThrax. PharmAthene, Inc., PaxVax Inc., Vaxin Inc., Pfenex Inc., Soligenix, Inc., Immunovaccine Inc., and NanoBio Corporation are each currently developing anthrax vaccine product candidates with funding provided by NIAID and BARDA.

▪	GC-072. Basilea Pharmaceutica Ltd., The Medicines Company, Rempex Pharmaceuticals, Inc., Cempra, Inc., Tetraphase Pharmaceuticals, Inc., Achaogen, Inc., GlaxoSmithKline plc and others are each currently developing broad spectrum antibiotic product candidates with funding provided by DTRA, NIAID and BARDA.

▪	VAX161C Pandemic Flu Vaccine. FluBlok® (Protein Sciences Corporation), Pandemrix™ (GlaxoSmithKline plc), Emerflu® (Sanofi Pasteur Inc.) are licensed vaccines. Nanotherapeutics Inc., CSL Behring, and other companies are developing pandemic influenza vaccines that are not dependent on egg-based manufacturing.

Customer Reliance

Historically within our Biodefense division, we have derived substantially all of our product revenues from sales to the U.S. government, specifically HHS and DoD. We expect that this will continue for the foreseeable future. In 2015, Biodefense division product revenues were $328.9 million, consisting of $317.3 million from sales to the U.S. government and $11.6 million from international and other domestic customers. In 2014, Biodefense division product revenues were $281.8 million, consisting of $270.5 million from sales to the U.S. government and $11.3 million from international and other domestic customers.  In 2013, Biodefense division product revenues were $257.9 million, consisting of $254.0 million from sales to the U.S. government and $3.9 million from international and other domestic customers. We are focused on increasing sales of our Biodefense products to the U.S. government, expanding the market for these products through growth in sales to international and other domestic customers and pursuing ongoing product enhancements.

A second significant source of revenue within our Biodefense division is our contracts, grants and collaborations revenue, which represents development funding primarily from the U.S. government, specifically HHS for our Biodefense investigational product candidates. We expect that this will continue to be a significant source of revenue for the foreseeable future. Contracts, grants and collaborations revenue was $117.4 million in 2015, $88.8 million in 2014 and $54.6 million in 2013. These revenues substantially offset our costs in developing Biodefense investigational product candidates. We are focused on continuing to secure additional development funding for our Biodefense investigational product candidates.

BIOSCIENCES DIVISION

Our Biosciences division is a specialty biopharmaceutical business focused on therapeutics primarily in hematology/oncology with secondary areas of focus in transplantation, infectious disease and autoimmunity. Our Biosciences portfolio consists of marketed products, investigational stage product candidates and contract manufacturing services.

Marketed Products

IXINITY® [coagulation factor IX (recombinant)]. IXINITY is an intravenous recombinant human coagulation factor IX therapeutic that was approved by the FDA in April 2015 for the prevention of bleeding episodes in people with hemophilia B. Hemophilia B, also known as Christmas disease, is a rare, inherited bleeding disorder. The blood of hemophilia B patients has an impaired clotting ability, which results from its substantially reduced or missing factor IX activity. People with hemophilia B require factor IX injections to restore normal blood coagulation and to prevent frequent bleeding that could otherwise result in pain, irreversible joint damage or life-threatening hemorrhages. Prophylaxis or on-demand treatment in hemophilia B typically requires multiple injections of factor IX (current therapies are either plasma-derived or recombinant products) to maintain adequate levels of clotting factor in the blood.

WinRho® SDF [Rho(D) Immune Globulin Intravenous (Human)]. WinRho SDF is comprised of purified polyclonal human immune globulins (antibodies) directed to Rho(D)(+) red blood cells. As antibodies that are directed to the Rho(D) antigen on these red blood cells, WinRho SDF can generally be referred to as an anti-D product. WinRho SDF is approved in the United States and Canada to treat an autoimmune platelet disorder called immune thrombocytopenic purpura, or ITP, a disease in which platelets are destroyed by a patient's own immune system. Because platelets are required for blood clotting, this disorder can result in uncontrolled bleeding, either spontaneously or as a result of even minor trauma. According to a study published in 2010 in the American Journal of Hematology, U.S. incidence rates of ITP are about 3.3 cases per 100,000 people per year in adults and up to 6.4 cases per 100,000 people per year in children. WinRho SDF is also approved in the United States and Canada to prevent hemolytic disease of the newborn, or HDN. HDN results from an Rho(D)(-) female giving birth to an Rho(D)(+) child.

HepaGam B® [Hepatitis B Immune Globulin Intravenous (Human)]. HepaGam B is a comprised of purified polyclonal human immune globulins (antibodies) that are directed to the hepatitis B surface antigen. In the United States, HepaGam B has been approved for two indications: for the prevention of Hepatitis B reinfection after liver transplantation and for use as a post-exposure prophylaxis (i.e., treatment following exposure to the hepatitis B virus). Hepatitis B is a chronic infection and a major global health concern. HepaGam B is the first hepatitis B immune globulin product to be licensed in the United States. for the liver transplant-related indication. HepaGam B is licensed to us from Apotex Corporation. We have ongoing royalty payment obligations to Apotex based on net sales of HepaGam B until June 2016. HepaGam B is also approved for both the post-exposure prophylaxis of hepatitis B and the post-liver transplantation indication in Canada, Israel, Kuwait and Turkey.

VARIZIG® [Varicella Zoster Immune Globulin (Human)]. VARIZIG is comprised of purified polyclonal human immune globulins (antibodies) directed to the Varicella zoster virus, the disease agent that causes chickenpox and shingles. While most North American adults have developed immunity to chickenpox, certain at-risk patient populations may be susceptible to infection. VARIZIG is approved in the United States for post-exposure prophylaxis of varicella (chickenpox) in high-risk patient groups, including immunocompromised children, newborns and pregnant women. VARIZIG has orphan drug exclusivity in the United States through December 2020. In Canada, VARIZIG is approved for the prevention and reduction of severity in maternal infections within four days of exposure to Varicella zoster virus.

Product Candidates

Our Biosciences portfolio also includes investigational product candidates, including:

otlertuzumab. otlertuzumab (formerly known as TRU-016) is a humanized anti-CD37 ADAPTIR mono-specific protein therapeutic intended for the treatment of Chronic Lymphocytic Leukemia, or CLL. CLL is a type of cancer that affects the blood and bone marrow and is caused by B-cells within the blood and bone marrow that abnormally proliferate and die. We believe that otlertuzumab's novel properties may provide patients with improved therapeutic options and enhanced efficacy when used in combination with chemotherapy or other targeted therapeutics. We completed a Phase 2 study evaluating the combination of otlertuzumab and bendamustine (a chemotherapy agent) versus bendamustine alone in people with relapsed CLL (Study 16201). We amended our Phase 1b single-arm, open-label study evaluating the safety and efficacy of otlertuzumab in combination with rituximab, an anti-CD-20 directed biologic, to include evaluating otlertuzumab in combination with obinutuzumab in people with previously untreated CLL (Study 16009).  Study 16009 was further amended to add a cohort to evaluate otlertuzumab in combination with rituximab and idelalisib.  Patients began enrolling in this arm of the study mid-2015. The preliminary data showed that the combination was active and well tolerated. We continue to evaluate opportunities for this product candidate in CLL.

MOR209/ES414. MOR209/ES414 is a targeted immunotherapeutic protein under development for metastatic castration-resistant prostate cancer. MOR209/ES414, a biospecific protein constructed using our ADAPTIR platform technology, activates host T-cell immunity specifically against cells expressing Prostate Specific Membrane Antigen, or PSMA, an antigen commonly overexpressed on prostate cancer cells. MOR209/ES414 selectively binds to the T cell receptor on cytotoxic T cells and PSMA on tumor cells. MOR209/ES414 contains two pairs of binding domains, each targeting a unique antigen, linked to opposite ends of an immunoglobulin Fc domain to extend the half-life and enable use of a purification process typical of Ig-based molecules. In preclinical studies, MOR209/ES414 has been shown to redirect T-cell cytotoxicity towards prostate cancer cells expressing PSMA. According to the American Cancer Society, prostate cancer is the most common cancer in men in the United States. Screening, radiation, surgery and hormone ablation therapy have greatly improved the detection and treatment of early stage prostate cancer. However, the new therapies only improve life expectancy by a few months for patients with metastatic castration-resistant prostate cancer.

ES210. ES210 is a targeted cytokine therapeutic under development for ulcerative colitis. The ES210 molecule was engineered using our ADAPTIR platform technology to deliver a safer form of the immunosuppressive cytokine IL-10 to CD86-expressing antigen presenting cells. ES210 contains NIL-10, coupled to binding sites specific for CD86, linked by an immunoglobulin Fc domain to extend the half-life and enable use of a purification process typical of Ig-based molecules. The mechanism of action of ES210 results in the suppression of T-cell responses, through inhibition of antigen presentation. ES210 displays potent in vitro and in vivo blockade of T-cell proliferation in human mixed lymphocyte reactions and in a humanized graft-versus-host disease model. Antigen presenting cells play a central role in the generation and regulation of immunity; therefore, inhibiting their function represents a therapeutic opportunity to suppress immunopathological processes in autoimmune disease. This ADAPTIR molecule has potential applications in the treatment of transplant rejection as well as autoimmune and inflammatory diseases such as Crohn's disease, ulcerative colitis, and rheumatoid arthritis.

5E3.  5E3 is a humanized anti-amyloid beta oligomer monoclonal antibody, or mAb, under development for the treatment of Alzheimer's disease. 5E3 selectively binds the toxic oligomeric form of amyloid beta through targeting a unique conformational epitope that is not present on the monomer or plaque forms. This selective profile of binding has been demonstrated in pre-clinical studies and linked to slowing progress of neurodegeneration. Currently, no disease modifying therapies are available to treat this disease. According to the Alzheimer's Association, this disease affects approximately 5.3 million Americans and is anticipated to grow to 7.1 million by 2025. The 5E3 mAb and the cSNK epitope, on which preliminary data as a vaccine candidate are available, are also being evaluated in the development of diagnostics under research grants from Brain Canada and the Canadian Institutes of Research, or CIHR.

Research and Development

Our Biosciences division is engaged in research and development and has incurred substantial expenses for these activities. These expenses generally include the cost of acquiring or inventing new technologies and products, as well as development work on new product candidates. We pursue partnerships with various third parties to offset these expenditures. Gross research and development expenses for the Biosciences division for the years ended December 31, 2015, 2014 and 2013 totaled approximately $37.8 million, $60.8 million and $50.7 million, respectively. Net research and development expenses (net of contracts and grants revenue and net loss attributable to noncontrolling interests) for the Biosciences division for the years ended December 31, 2015, 2014 and 2013 totaled approximately $32.3 million, $42.3 million and $48.6 million, respectively. See Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations – Research and Development Expense" for additional information regarding expenditures related to material research and development activities.

Contract Manufacturing Services

Within our Biosciences division, we provide contract manufacturing services to third-party customers. The majority of these services are performed at our facility located in Baltimore, Maryland. At this facility we perform pharmaceutical product development and filling services for injectable and other sterile products, as well as process design, technical transfer, manufacturing validations, laboratory support, aseptic filling, lyophilization, final packaging and accelerated and ongoing stability studies. We manufacture both vial and pre-filled syringe formats for a wide variety of drug products — small molecule and biological — in all stages of development and commercialization, including 20 licensed products, which are currently sold in more than 40 countries. This facility produces finished units of clinical and commercial drugs for a variety of customers ranging from small biopharmaceutical companies to major multinationals. The facility is an approved manufacturing facility under the regulatory regimes in the United States, Canada, Japan, Brazil, the Middle East and several countries in the European Union.

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

Competition

Our Biosciences products, product candidates, and CMO services face significant competition. Any product or product candidate that we acquire or successfully develop and commercialize is likely to compete with currently marketed products, as well as other novel product candidates that are in development for the same indications. Specifically, the competition with respect to our products, product candidates, and CMO services includes the following:

▪	IXINITY. Currently, five competitive products are marketed in North America: Rixubis (Baxter International Inc.), Benefix (Pfizer Inc.) and Alprolix (Biogen Idec Inc.) recombinant FIX products as well as AlphaNine (Grifols USA, LLC) and MonoNine (CSL Behring, a subsidiary of CSL Limited), which are FIX preparations derived from human plasma. We expect that Novo Nordisk Inc. and CSL Behring will also launch additional long acting recombinant factor IX agents in the future.

▪	WinRho SDF. In the United States, the use of WinRho SDF is primarily for the ITP indication. In the U.S. ITP market, WinRho SDF competes with Rhophlac® (CSL Behring, a subsidiary of CSL Limited), Nplate® (Amgen Inc.) and Promacta® (GlaxoSmithKline plc). In Canada, the use of WinRho SDF is primarily for the HDN indication. WinRho SDF is the only anti-D product available for the prevention of HDN and treatment of ITP in Canada.

▪	HepaGam B. Two competitive products are marketed in North America: Nabi-HB® (Biotest Pharmaceuticals Corporation) and HyperHEP B® S/D (Grifols USA, LLC). Nabi-HB® and HyperHEP B® S/D are both licensed to treat acute exposure to blood containing hepatitis B surface antigen and administered via intramuscular injection. HepaGam B is currently the only intravenous hepatitis B immune globulin licensed for the liver transplantation indication in the United States and Canada.

▪	VARIZIG. No other currently manufactured competitive product is licensed in the North American markets.

▪	otlertuzumab. If approved for CLL, we anticipate that otlertuzumab would compete with, or be combined with, other B-cell depleting therapies, targeted therapies and chemotherapeutics, including: Rituxan® (Genentech, Inc., a member of the Roche Group), Treanda® (Cephalon, a subsidiary of Teva Pharmaceutical Industries Ltd.), Arzerra® (GlaxoSmithKline plc and Genmab A/S), Imbruvica™ (Pharmacyclics, Inc. and Johnson and Johnson), Gayzva™ (Genentech USA, Inc., a member of the Roche Group) and Zydelig® (Gilead Sciences, Inc.). In addition, Boehringer Ingelheim GmbH and ImmunoGen, Inc. are in early stage development for monoclonal antibodies directed to CD37. AbbVie Inc. is developing ABT-199, a B-cell lymphoma 2 inhibitor, for treatment of CLL in collaboration with Genentech, Inc.

▪	MOR209/ES414. If approved, we anticipate that MOR209/ES414 would compete with Taxotere (Sanofi), Jevtana (Sanofi), Zytiga (Janssen), Xtandi (Astellas), Xofigo (Bayer/Algeta), Provenge (Dendreon) and potentially other products currently under development.

▪	ES210. If approved, we anticipate that ES210 would compete with products indicated for inflammatory bowel diseases such as ulcerative colitis, including: HUMIRA® (Abbvie Inc.), Remicade® (Janssen Pharmaceuticals, Inc. of Johnson and Johnson) and Entyvio (Takeda Pharmaceuticals U.S.A., Inc., a subsidiary of Takeda Pharmaceutical Company Limited). Depending on what ES210 is approved for, we anticipate that it could also compete with products indicated for Moderate to Severe Crohns Disease, including: Stelara (Janssen Pharmaceuticals, Inc. of Johnson and Johnson) and Xeljanz (Pfizer Inc.).

▪	5E3. The U.S. has only approved 5 drugs for Alzheimer's disease that temporarily improve symptoms (cholinesterase inhibitors: Aricept®, Exelon®, Razadyne® and Cognex® and an N-methyl D-aspartate (NMDA) receptor antagonist, Namenda®); however, none of the treatments available today alters the underlying course of this terminal disease. To date, there are no approved therapeutics for the treatment of Alzheimer's disease, but monoclonal antibodies have figured prominently in addressing this unmet clinical need. Amongst the candidates are Ponezumab (Pfizer, discontinued at PII), Bapineuzumab (Janssen/Pfizer, discontinued), Solanezumab (Eli Lilly, PIII), Crenezumab (Genentech, PII), BAN2401 (Biogen, Eisai Co., PII) and more recently Aducanumab (Biogen, PIII). What differentiates the 5E3 monoclonal antibody is the selectivity against a conformational epitope targeting neurotoxic amyloid beta oligomers, but not soluble monomers, fibrils or insoluble plaque. Acumen Pharmaceuticals is developing an amyloid-beta oligomer specific antibody, ACU-193, and claims to be about approximately one year from IND filing, but further development appears to be dependent upon partnering or financing.

▪	Contract Manufacturing Services Business. We compete for contract service business with several biopharmaceutical product development organizations, contract manufacturers of biopharmaceutical products and university research laboratories, including, among others: Lonza Group Ltd., OSO BioPharmaceuticals Manufacturing, LLC, Par Pharmaceutical Companies, Inc., Jubilant Hollister-Stier Laboratories LLC (a subsidiary of Jubilant Life Sciences Limited), Patheon Inc., Hospira Inc., Ajinomoto Althea, Inc. (a subsidiary of Ajinomoto Co., Inc.) Cook Pharmica LLC (a subsidiary of Cook Group Inc.), and Albany Molecular Research, Inc. Although many of these competitors do not offer the same range of services that we do, they can and do compete effectively against certain areas of our business, including our biopharmaceutical production capabilities. We also compete with in-house research, development and support service departments of other biopharmaceutical companies.

MANUFACTURING

Biodefense Division

We have a manufacturing facility, Building 12, focused on bacterial fermentation located at our 12.5 acre, multi-building campus in Lansing, Michigan. We currently manufacture BioThrax at the 100-liter scale in Building 12. To expand our existing BioThrax manufacturing capabilities, we have constructed adjacent to Building 12 a large-scale, multi-product facility, or Building 55, capable of producing BioThrax at the 1320-liter scale. In July 2010, we entered into a multi-year development contract with BARDA  that provides up to $104 million of funding to support the work needed to approve the manufacturing of BioThrax in Building 55. We continue to pursue FDA approval for BioThrax at this larger production scale.  In February 2015, we completed the in-life phase of a pivotal nonclinical efficacy study designed to demonstrate that BioThrax manufactured at large scale in Building 55, is comparable to the BioThrax currently manufactured in Building 12. Analysis of data shows that the primary endpoints were met. Data from this study will be used to support an expected mid-2016 submission of an sBLA to the FDA for Building 55 licensure, which we anticipate by year end 2016. Building 12 produces 8 to 10 million doses of BioThrax annually. Building 55 has the potential to increase manufacturing capacity to an estimated 20 to 25 million doses annually, on a single manufacturing train.

We also have a manufacturing facility focused on disposable manufacturing for viral and non-viral products located in Baltimore, Maryland. This facility has been designed to take advantage of single-use bioreactor technology and is capable of manufacturing several different products, including products derived from cell culture or microbial systems. In June 2012, we entered into a contract with BARDA, which established this facility as a Center for Innovation in Advanced Development and Manufacturing, or CIADM. The CIADM contract with BARDA provides us with funding for manufacturing and development activities relating to VAX161C. We envision this facility supporting future CIADM development and manufacturing activities for chemical, biological, radiological, nuclear and explosive threat countermeasures, as well as our current and future non-CIADM product development and manufacturing needs.  In July 2015, we were awarded a BARDA contract valued at $19.7 million to develop and manufacture cGMP lots of three Ebola monoclonal antibodies in Chinese hamster ovary, or CHO, cell lines at a 2000 Liter scale.  Under the two-year contract, we will conduct process development, analytical method development, execute small-scale production runs, and perform cGMP cell banking leading to cGMP manufacture of bulk drug substance under the CIADM program.

We also currently lease a packaging facility at The University of Southern Mississippi's Accelerator, a technology innovation and commercialization center. This facility is equipped to package RSDL. A significant portion of the doses of RSDL that we sell to domestic customers can be packaged at this facility. In August 2013, we entered into a three-year Contract Manufacturing Organization, or CMO, agreement with Bracco Diagnostics Inc., and its wholly-owned subsidiary, E-Z-EM Canada Inc. (dba Therapex), to manufacture bulk quantities of RSDL's active ingredient and to package RSDL units. RSDL's active ingredient and other raw materials are shipped to and subsequently finished and packaged at our Mississippi facility.

Biosciences Division

We own facilities with manufacturing and other capabilities located in Winnipeg, Manitoba, Canada. These facilities include space for plasma-derived hyperimmune therapeutics manufacturing, chromatography-based plasma fractionation, bacterial fermentation, downstream processing capability, aseptic filling, packaging and warehousing, quality assurance and control, development laboratories and office space. At these facilities, we manufacture our hyperimmune specialty plasma products, including for our Biosciences division, WinRho SDF, HepaGam B and VARIZIG, and for our Biodefense division Anthrasil, BAT and VIGIV.

We also own a manufacturing facility focused on contract manufacturing services located in Baltimore, Maryland. This site provides pharmaceutical product development and filling services for injectable and other sterile products, as well as process design, technical transfer, manufacturing validations, laboratory support, aseptic filling, lyophilization, final packaging and accelerated and ongoing stability studies. This facility is an approved manufacturing facility under the regulatory regimes in the United States, Canada, Japan, Brazil, the Middle East and several countries in the European Union. The facility includes warehousing space used for cold-storage and freezer capacity to support our Biosciences product distribution activities within the United States. This facility and its capabilities may be utilized in the future to fill and finish our development and commercial stage products, for which we currently rely on third-party fill/finish providers.

Neither of these facilities will be included with the assets that are contributed to Aptevo in the planned spin-off of our Biosciences business.

Supplies and Raw Materials

We currently rely on contract manufacturers and other third parties to manufacture some of the supplies we require for pre-clinical studies and clinical trials, as well as supplies and raw materials used in the production of our products. Typically we acquire these supplies and raw materials on a purchase order basis and, when possible, in quantities we believe adequate to meet our needs. With respect to Alhydrogel® adjuvant 2%, used to manufacture BioThrax and NuThrax, from a single-source supplier for which we have no alternative source of supply. However, we maintain stored supplies of this adjuvant sufficient to meet our expected manufacturing needs for these products. We also utilize a single-source supplier for the following other raw materials for our other product: the sponge applicator device and the active ingredient used to make RSDL and limited-source suppliers for various types of hyperimmune specialty plasmas used to manufacture our hyperimmune specialty plasma products, such as BAT, Anthrasil, VIGIV, WinRho SDF, HepaGam B and VARIZIG.

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

Product Development for Therapeutics

Pre-Clinical Testing. Before beginning testing of any compounds with potential therapeutic value in human subjects in the United States, stringent government requirements for pre-clinical data must be satisfied. Pre-clinical testing includes both in vitro, or in an artificial environment outside of a living organism, and in vivo, or within a living organism, laboratory evaluation and characterization of the safety and efficacy of a drug and its formulation. We perform pre-clinical testing on all of our product candidates before we initiate any human trials.

Investigational New Drug Application. Before clinical testing may begin, the results of pre-clinical testing, together with manufacturing information, analytical data and any other available clinical data or literature, must be submitted to the FDA as part of an Investigational New Drug Application, or IND. The sponsor must also include an initial protocol detailing the first phase of the proposed clinical investigation. The pre-clinical data must provide an adequate basis for evaluating both the safety and the scientific rationale for the initial clinical studies in human volunteers. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA imposes a clinical hold within that 30-day time period.

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

In reviewing a BLA or NDA, the FDA may grant approval, deny the application if it determines the application does not provide an adequate basis for approval or again request additional information. Even if such additional information and data are submitted, the FDA may ultimately decide that the BLA or NDA does not satisfy the criteria for approval. The receipt of regulatory approval often takes many years, involving the expenditure of substantial financial resources. The speed with which approval is granted often depends on a number of factors, including the severity of the disease in question, the availability of alternative treatments and the risks and benefits demonstrated in clinical trials. The FDA may also impose conditions upon approval. For example, it may require a Risk Evaluation and Mitigation Strategy, or REMS, for a product. This can include various required elements, such as publication of a medication guide, patient package insert, a communication plan to educate health care providers of the drug's risks and/or restrictions on distribution and use such as limitations on who may prescribe or dispense the drug. The FDA may also significantly limit the indications approved for a given product and/or require, as a condition of approval, enhanced labeling, special packaging or labeling, post-approval clinical trials, expedited reporting of certain adverse events, pre-approval of promotional materials or restrictions on direct-to-consumer advertising, any of which could negatively impact the commercial success of a drug.

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

Our products with current Orphan Drug exclusivity include the following:

▪	BioThrax for post-exposure prophylaxis of disease following suspected or confirmed B. anthracis exposure, when administered in conjunction with recommended antibacterial drugs, with exclusivity though 2022;
▪	Anthrasil for the treatment of toxemia associated with inhalational anthrax in adult and pediatric patients in combination with appropriate antibacterial drugs, with exclusivity through 2022;
▪	BAT with exclusivity through March 2020 for treatment of suspected or documented exposure to botulinum neurotoxin A, B, C, D, E, F or G; and
▪	VARIZIG with exclusivity through December 2019 for post-exposure prophylaxis of varicella (chickenpox) in high-risk patient groups, including immunocompromised children, newborns and pregnant women.

Post-Approval Requirements. Any drug, biologic or medical device product for which we receive FDA approval will be subject to continuing regulation by the FDA, including, among other things, record keeping requirements, reporting of adverse experiences, providing the FDA with updated safety and efficacy information, product sampling and distribution requirements, current good manufacturing practices, or cGMP, and restrictions on advertising and promotion. Adverse events that are reported after marketing approval can result in additional limitations being placed on the product's distribution or use and, potentially, withdrawal or suspension of the product from the market. In addition, the FDA has post-approval authority to require post-approval clinical trials and/or safety labeling changes if warranted by the appearance of new safety information. In certain circumstances, the FDA may impose a REMS after a product has been approved. Facilities involved in the manufacture and distribution of approved products are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA for compliance with cGMP and other laws. The FDA also closely monitors advertising and promotional materials we may disseminate for our products for compliance with restrictions on off-label promotion and other laws. We may not promote our products for conditions of use that are not included in the approved package inserts for our products. Certain additional restrictions on advertising and promotion exist for products that have so-called "black box warnings" in their approved package inserts, such as WinRho SDF.

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

Marketing Approval – Medical Devices

Medical devices are also subject to FDA clearance or approval and extensive regulation under the U.S. Food, Drug and Cosmetic Act, or FDCA. Under the FDCA, medical devices are classified into one of three classes: Class I, Class II or Class III. The classification of a device generally depends on the degree of risk associated with the medical device and the extent of control needed to ensure safety and efficacy. RSDL is regulated as a Class II medical device.

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

The FDA also has the authority to require repair, replacement or refund of the cost of any medical device. The FDA also administers certain controls over the export of medical devices from the United States, as international sales of medical devices that have not received FDA approval are subject to FDA export requirements. Additionally, each foreign country subjects such medical devices to its own regulatory requirements. In the European Union, a harmonized medical device directive legislates approval requirements. Within this framework, the CE Mark, an attestation of conformity with European Union legislation, allows for the legal marketing of the product in all member states.

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

Medicare Part B. Medicare Part B covers drug products provided in a physician's office or hospital outpatient setting under a payment methodology using "average sales price," or ASP, information. We are required to provide ASP information to the Centers for Medicare and Medicaid Services, or CMS, on a quarterly basis. Medicare payment rates are currently set at ASP plus six percent, although this rate could change in future years. If we fail to timely or accurately submit ASP, we could be subject to civil and criminal penalties. IXINITY, WinRho SDF, HepaGam B and VARIZIG are all eligible to be reimbursed under Medicare Part B.

Medicaid Rebate Program. For products to be covered by Medicaid, drug manufacturers must enter into a rebate agreement with the Secretary of HHS on behalf of the states and must regularly submit certain pricing information to CMS. The pricing information submitted, including information about the "average manufacturer price," or AMP, and "best price" for each of our covered drugs, determines the amount of the rebate we must pay. The total rebate also includes an "additional" rebate, which functions as an "inflation penalty." The Affordable Care Act increased the amount of the basic rebate and, for some "line extensions," increased the additional rebate. It also requires manufacturers to pay rebates on utilization by enrollees in managed care organizations. If we fail to timely or accurately submit required pricing information, we could be subject to civil and criminal penalties. In addition, the Affordable Care Act made changes to the definition of AMP, which still need to be clarified by CMS and could affect the rebate liability for our products. Sales of IXINITY, WinRho SDF, HepaGam B and VARIZIG that are reimbursed through Medicaid are subject to the obligations related to this program.

340B/PHS Drug Pricing Program. The availability of federal funds to pay for IXINITY, WinRho SDF, HepaGam B and VARIZIG under the Medicaid and Medicare Part B programs requires that we extend discounts under the 340B/Public Health Service, or PHS, drug pricing program. The 340B/PHS drug pricing program requires participating manufacturers to charge no more than a statutorily-determined "ceiling" price to a variety of community health clinics and other entities that receive health services grants from the PHS, as well as the outpatient departments of hospitals that serve a disproportionate share of Medicaid and Medicare beneficiaries. A product's ceiling price for a quarter reflects its Medicaid AMP from two quarters earlier less its Medicaid rebate amount from two quarters earlier. Therefore, the above-mentioned revisions to the Medicaid rebate formula and AMP definition enacted by the Affordable Care Act could cause the discount produced by the ceiling price to increase. Under the Affordable Care Act, four additional classes of entities were made eligible for these discounts, increasing the volume of sales for which we must now offer the 340B/PHS discounts.

Federal Supply Schedule. We make IXINITY, WinRho SDF, HepaGam B and VARIZIG available for purchase by authorized users of the Federal Supply Schedule, or FSS, administered by the Department of Veterans Affairs, or DVA, pursuant to our FSS contract with the DVA. Under the Veterans Health Care Act of 1992, we are required to offer deeply discounted FSS contract pricing to four federal agencies—the DVA, the DoD, the Coast Guard and the PHS (including the Indian Health Service)—for federal funding to be made available for reimbursement of any of our products under the Medicaid program, Medicare Part B and for our products to be eligible to be purchased by those four federal agencies and certain federal grantees. FSS pricing to those four federal agencies must be equal to or less than the "Federal Ceiling Price," which is, at a minimum, 24% less than the Non-Federal Average Manufacturer Price for the prior fiscal year.

Foreign Regulation

Currently, we maintain a commercial presence in the United States and Canada as well as select foreign countries. In the future, we may further expand our commercial presence to additional foreign countries and territories. In the European Union, medicinal products are authorized following a process similarly demanding as the process required in the United States. Medicinal products must be authorized in one of two ways, either through the decentralized procedure, which provides for the mutual recognition procedure of national approval decisions by the competent authorities of the EU Member States or through the centralized procedure by the European Commission, which provides for the grant of a single marketing authorization that is valid for all EU member states. The authorization process is essentially the same irrespective of which route is used. We are also subject to many of the same continuing post-approval requirements in the EU as we are in the United States (e.g., good manufacturing practices).

Anti-Corruption Laws

We are subject to various federal and state laws pertaining to health care "fraud and abuse," including state and federal anti-kickback laws and false claims laws. Anti-kickback laws make it illegal for a drug manufacturer to solicit, offer, receive or pay any remuneration in exchange for, or to induce, the referral of business, including the purchase or prescription of a particular drug. Due to the breadth of the statutory provisions and the absence of guidance in the form of regulations and very few court decisions addressing industry practices, it is possible that our practices might be challenged under anti-kickback or similar laws. False claims laws prohibit anyone from knowingly and willingly presenting, or causing to be presented for payment, to third-party payors (including Medicare and Medicaid) claims for reimbursed drugs or services that are false or fraudulent, claims for items or services not provided as claimed or claims for medically unnecessary items or services. Our activities relating to the sale and marketing of our products may be subject to scrutiny under these laws. If we violate the kickback or false claims laws, we could be subject to civil and criminal penalties, including exclusion from participation in federal healthcare programs such as Medicare and Medicaid. Similar restrictions are imposed on the promotion and marketing of medicinal products in the European Union and other countries. Laws (including those governing promotion, marketing and anti-kickback provisions), industry regulations and professional codes of conduct are often strictly enforced. Even in those countries where we are not directly responsible for the promotion and marketing of our products, inappropriate activity by our international distribution partners can have implications for us. In addition, as part of the Affordable Care Act, the federal government has enacted the Physician Payment Sunshine Act. Manufacturers of drugs are required to publicly report payments and transfers of value made to physicians and teaching hospitals. This information is posted on a public website. Failure to timely and accurately submit required information could subject us to civil penalties. Many of these requirements are new and uncertain and the extent to which the laws will be enforced is not always clear.

Our operations are also subject to compliance with the Foreign Corrupt Practices Act, or FCPA, which prohibits corporations and individuals from paying, offering to pay, or authorizing the payment of anything of value to any foreign government official, government staff member, political party or political candidate in an attempt to obtain or retain business or to otherwise influence a person working in an official capacity. We also may be implicated under the FCPA by the activities of our partners, collaborators, contract research organizations, vendors or other agents. As a public company, the FCPA also requires us to make and keep books and records that accurately and fairly reflect all of our transactions and to devise and maintain an adequate system of internal accounting controls. Our operations are also subject to compliance with the U.K. Bribery Act, which applies to bribery activities both in the public and private sector, Canada's Corruption of Foreign Public Officials Act and similar laws in other countries.

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

EMPLOYEES

As of February 19, 2016, we had 1,292 full-time employees. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel. None of our employees are represented by a labor union or covered by collective bargaining agreements. We believe that our relations with our employees are good.

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

In August 2015, we announced a plan to pursue a spin-off of our biosciences business into a separate, stand-alone publicly-traded company, Aptevo Therapeutics Inc., which is subject to board approval of the final terms, through a tax-free distribution to Emergent shareholders of publicly-traded stock in the new biosciences company. We expect to complete the spin-off by mid-year 2016. Unanticipated developments, including possible delays in obtaining a tax opinion, covenant waivers or other required clearances, uncertainty of the financial markets and challenges in establishing infrastructure or processes, could delay or prevent the proposed spin-off or cause it to occur on terms or conditions that are less favorable or different than expected. Expenses incurred to accomplish the proposed spin-off will be significant and may be significantly higher than what we currently anticipate, and may not yield a discernible benefit if we do not execute the transaction. Executing the proposed spin-off also requires significant time and attention from management and employees, which could distract them from other tasks in operating our business and, as a result, negatively impact our operations and our earnings.

If the proposed spin-off is consummated, we may not realize some or all of the anticipated benefits due to a number of factors.

Even if the transaction is completed, we may not realize some or all of the anticipated strategic, financial or other benefits from the spin-off. If consummated, the two independent companies will be smaller, less diversified with a narrower business focus and may be more vulnerable to changing market conditions, which could materially and adversely affect Emergent's business, financial condition and results of operations. Execution of the spin-off transaction presents a number of significant risks to our internal processes, including the failure to maintain an adequate control environment due to changes to our IT systems and financial reporting processes, both as we execute the transaction and following consummation. There may also be dis-synergies from separating the businesses that could negatively impact the financial condition and results of operations of either or both businesses. Further, the combined value of the common stock of the two publicly-traded companies may not be equal to or greater than what the value of our common stock would have been had the proposed spin-off not occurred.

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

Our principal customer for BioThrax, BAT, Anthrasil, VIGIV and RSDL is the U.S. government. We anticipate that the U.S. government will also be a principal customer for other biodefense products that we successfully acquire or develop. Additionally, a significant portion of our revenue comes from U.S. government development contracts and grants. Over its lifetime, a U.S. government procurement or development program may be implemented through the award of many different individual contracts and subcontracts. The funding for such government programs is subject to Congressional appropriations, generally made on a fiscal year basis, even for programs designed to continue for several years. These appropriations can be subject to political considerations and stringent budgetary constraints. For example, sales of BioThrax supplied under our multi-year procurement contract with the CDC are subject to available funding, mostly from annual appropriations. Additionally, our government-funded development contracts typically give the U.S. government the right, exercisable in its sole discretion, to extend these contracts for successive option periods following a base period of performance. The value of the services to be performed during these option periods may constitute the majority of the total value of the underlying contract. For example, the development contract we were awarded in August 2014 for development of a dry formulation of PreviThrax consists of a two-year base period of performance valued at approximately $7.3 million and thirteen options over a five-year period valued at a total of approximately $29 million. If levels of government expenditures and authorizations for biodefense decrease or shift to programs in areas where we do not offer products or are not developing product candidates, or if the U.S. government otherwise declines to exercise its options under our contracts, our business, revenues and operating results would suffer.

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

We must comply with numerous laws and regulations relating to the procurement, formation, administration and performance of government contracts. Among the most significant government contracting regulations that affect the business of our Biodefense division are:

▪	the Federal Acquisition Regulation, or FAR, and agency-specific regulations supplemental to FAR, which comprehensively regulate the procurement, formation, administration and performance of government contracts;
▪	the Defense Federal Acquisition Regulations, or DFARs, and agency-specific regulations supplemental to DFARs, which comprehensively regulate the procurement, formation, administration and performance of U.S. Department of Defense, or DoD, government contracts;
▪	business ethics and public integrity obligations, which govern conflicts of interest and the hiring of former government employees, restrict the granting of gratuities and funding of lobbying activities and incorporate other requirements such as the Anti-Kickback Act, the Procurement Integrity Act, the False Claims Act and the Foreign Corrupt Practices Act;
▪	export and import control laws and regulations, including but not limited to ITAR (International Traffic in Arms Regulations); and
▪	laws, regulations and executive orders restricting the use and dissemination of information classified for national security purposes and the exportation of certain products and technical data.

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

The FDA enforces its cGMP and other requirements through periodic unannounced inspections of manufacturing facilities. The FDA is authorized to inspect domestic manufacturing facilities without prior notice at reasonable times and in a reasonable manner. The FDA conducts periodic inspections of our facilities. For example, our Lansing facility was inspected most recently in November 2013, our Winnipeg manufacturing facility was inspected most recently in January 2015, and our Baltimore (Camden) facility was most recently inspected in August 2015. Following each of these inspections, the FDA has issued inspectional observations, some of which were significant, but all of which are being addressed through corrective actions. If, in connection with any future inspection, the FDA finds that we are not in substantial compliance with cGMP requirements, or if the FDA is not satisfied with the corrective actions we take, the FDA may undertake enforcement action against us, which may include:

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

BioThrax, WinRho SDF, BAT, Anthrasil, HepaGam B, VARIZIG, VIGIV, IXINITY and many of our current product candidates are biologics. Manufacturing biologic products, especially in large quantities, is complex. The products must be made consistently and in compliance with a clearly defined manufacturing process. Problems may arise during manufacturing for a variety of reasons, including problems with raw materials, equipment malfunction and failure to follow specific protocols and procedures. In addition, slight deviations anywhere in the manufacturing process, including obtaining materials, maintaining master seed or cell banks and preventing genetic drift, seed or cell growth, fermentation, contamination including from, among other things, particulates, filtration, filling, labeling, packaging, storage and shipping, and quality control testing, may result in lot failures or manufacturing shut-down, delays in the release of lots, product recalls, spoilage or regulatory action. Such deviations may require us to revise manufacturing processes or change manufacturers. Additionally, as our equipment ages, it will need to be replaced. Replacement of equipment has the potential to introduce variations in the manufacturing process that may result in lot failures or manufacturing shut-down, delay in the release of lots, product recalls, spoilage or regulatory action. Success rates can also vary dramatically at different stages of the manufacturing process, which can reduce yields and increase costs. From time to time, we may experience deviations in the manufacturing process that may take significant time and resources to resolve and, if unresolved, may affect manufacturing output and could cause us to fail to satisfy customer orders or contractual commitments, lead to a termination of one or more of our contracts, lead to delays in our clinical trials, result in litigation or regulatory action against us, including warning letters and other restrictions on the marketing or manufacturing of a product, or cause the FDA to cease releasing product until the deviations are explained and corrected, any of which could be costly to us, damage our reputation and negatively impact our business.

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

We have invested significant efforts and financial resources in the development of our vaccines, therapeutics and medical device product candidates and the acquisition of additional product candidates. In addition to our product sales, our ability to generate revenue is dependent on a number of factors, including the success of our development programs, the U.S. government's interest in providing development funding for or procuring certain of our Biodefense division product candidates, the interest of non-governmental organizations and other commercial entities in providing grant funding for development of certain of our Biosciences division product candidates and the commercial viability of our acquired or developed product candidates. The commercial success of our product candidates will depend on many factors, including accomplishing the following in an economical manner:

▪	successful development, formulation and cGMP scale-up of manufacturing that meets FDA requirements;
▪	successful program partnering;
▪	successful completion of clinical or non-clinical development, including toxicology studies and studies in approved animal models;
▪	receipt of marketing approvals from the FDA and equivalent foreign regulatory authorities;
▪	establishment of commercial manufacturing processes and product supply arrangements;
▪	training of a commercial sales force for the product, whether alone or in collaboration with others;
▪	successful registration and maintenance of relevant patent and/or other proprietary protection; and
▪	acceptance of the product by potential government customers, physicians, patients, healthcare payors and others in the medical community.

For example, if we are unable to successfully partner our otlertuzumab program, there may be a delay in conducting pivotal clinical trials necessary to seek approval from the FDA, which in turn could delay or prevent the commercialization of oltertuzumab. If we are delayed or prevented from developing or commercializing a product candidate in a profitable manner, or if doing so requires us to incur significant unanticipated costs, our growth could be materially and adversely affected.

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

We may experience unforeseen events or issues during, or as a result of, preclinical testing, clinical trials or animal efficacy studies. These issues and events, which could delay or prevent our ability to receive regulatory approval for a product candidate, include, among others:

▪	our inability to manufacture sufficient quantities of materials for use in trials;
▪	the unavailability or variability in the number and types of subjects for each study;
▪	safety issues or inconclusive or incomplete testing, trial or study results;
▪	drug immunogenicity;
▪	lack of efficacy of product candidates during the trials;
▪	government or regulatory restrictions or delays; and
▪	greater than anticipated costs of trials.

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

Our success, particularly with respect to the Biosciences business and small molecule product candidates, will depend, in large part, on our ability to obtain and maintain protection in the United States and other countries for the intellectual property covering or incorporated into our technology, products and product candidates. Obtaining and maintaining this protection is very costly. The patentability of technology in the biopharmaceutical field generally is highly uncertain and involves complex legal and scientific questions.

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

Our business strategy includes growing our business through acquisition and in-licensing transactions. We may not be successful in identifying, effectively evaluating, acquiring or in-licensing, and developing and commercializing additional products on favorable terms, or at all. Competition for attractive product opportunities is intense and may require us to devote substantial resources, both managerial and financial, to an acquisition opportunity. A number of more established companies are also pursuing strategies to acquire or in-license products in the biopharmaceutical field. These companies may have a competitive advantage over us due to their size, cash resources, cost of capital, effective tax rate and greater clinical development and commercialization capabilities.

Acquisition efforts can consume significant management attention and require substantial expenditures, which could detract from our other programs. In addition, we may devote significant resources to potential acquisitions that are never completed. Even if we are successful in acquiring a product or company, it may not result in a successfully developed or commercialized product or, even if an acquired product is commercialized, competing products or technologies could render a product noncompetitive, uneconomical or obsolete. Moreover, the cost of acquiring other companies or in-licensing products could be substantial, and in order to acquire companies or new products, we may need to incur substantial debt or issue dilutive securities. For example, in part to fund our acquisition of Cangene Corporation, we issued $250 million of senior convertible notes in January 2014. If we are unsuccessful in our efforts to acquire other companies or in-license and develop additional products, or if we acquire or in-license unproductive assets, it could have a material adverse effect on the growth of our business, and we could be compelled to record significant impairment charges to write-down the carrying value of our acquired intangible assets, which could materially harm our financial results.

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

For each of our product candidates, including otlertuzumab, our humanized anti-CD37 therapeutic, we plan to evaluate the merits of entering into collaboration arrangements with third parties, including leading biopharmaceutical companies or non-governmental organizations. We expect to selectively pursue collaboration arrangements with third parties that have particular technology, expertise or resources for the development or commercialization of our product candidates or for accessing particular markets. We face, and will continue to face, significant competition in seeking appropriate partners for our product candidates. If we are unable to identify partners whose capabilities complement and integrate well with ours and reach collaboration arrangements with such partners on acceptable terms, or if the arrangements we establish are unproductive for us, we may fail to meet our business objectives for the particular product candidate.

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

For example, in 2011, our previous collaboration partner Abbott Laboratories, or Abbott, terminated its collaboration with us for the development of otlertuzumab following a portfolio reprioritization process by Abbott.

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

As of December 31, 2015, our total consolidated indebtedness was $253 million, including $250 million of obligations under our senior convertible notes. Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the senior convertible notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

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

As of December 31, 2015, we had approximately $312.8 million of cash and cash equivalents. Our future capital requirements will depend on many factors, including, among others:

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

One measure of protection against such lawsuits is coverage under the Public Readiness and Emergency Preparedness Act, or PREP Act, which was signed into law in December 2005. The PREP Act creates immunity for manufacturers of biodefense countermeasures when the Secretary of HHS issues a declaration for their manufacture, administration or use. A PREP Act declaration is meant to provide immunity from all claims under federal or state law for loss arising out of the administration or use of a covered countermeasure. The Secretary of HHS has issued PREP Act declarations identifying BioThrax, BAT, Anthrasil and VIGIV as covered countermeasures. These declarations expire in 2022. Manufacturers are not entitled to protection under the PREP Act in cases of willful misconduct. We cannot predict whether the Secretary of HHS will renew the declarations when they expire, whether Congress will fund the relevant PREP Act compensation programs, or whether the necessary prerequisites for immunity would be triggered with respect to our products or product candidates.

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

Mr. El-Hibri has the ability to significantly influence the election of the members of our Board of Directors due to his substantial beneficial ownership of our common stock. As of February 19, 2016, Mr. El-Hibri was the beneficial owner of approximately 14% of our outstanding common stock. As a result, Mr. El-Hibri could delay or prevent a change of control of us that may be favored by other directors or stockholders and otherwise exercise substantial control over all corporate actions requiring board or stockholder approval, including any amendment of our certificate of incorporation or by-laws. The control by Mr. El-Hibri may prevent other stockholders from influencing significant corporate decisions. In addition, Mr. El-Hibri's significant beneficial ownership of our shares could present the potential for a conflict of interest.

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

Our stock price has been, and is likely to continue to be, volatile. The market price of our common stock could fluctuate significantly for many reasons, including in response to the risks described in this "Risk Factors" section, or for reasons unrelated to our operations, such as reports by industry analysts, investor perceptions or negative announcements by our customers, competitors or suppliers regarding their own performance, as well as industry conditions and general financial, economic and political instability. From November 15, 2006, when our common stock first began trading on the New York Stock Exchange, through February 19, 2016, our common stock has traded as high as $40.49 per share and as low as $4.40 per share. The stock market in general as well as the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price of our common stock may be influenced by many factors, including, among others:

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales or the perception in the market that the holders of a large number of shares intend to sell shares could reduce the market price of our common stock. Moreover, holders of an aggregate of approximately 6 million shares of our common stock outstanding as of February 19, 2016, have the right to require us to register these shares of common stock under specified circumstances. In May 2015, we filed an automatic shelf registration statement, which immediately became effective under SEC rules. For so long as we continue to satisfy the requirements to be deemed a "well-known seasoned issuer" under SEC rules, this shelf registration statement, effective until May 2018, would provide for a secondary offering of these shares from time to time.

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

Gaithersburg, Maryland. We own a facility in Gaithersburg, Maryland that is approximately 48,000 square feet and contains a combination of laboratory and office space.

Hattiesburg, Mississippi. In connection with our acquisition of the Healthcare Protective Products Division of Bracco Diagnostics Inc., we acquired rights to a manufacturing and packaging facility at The University of Southern Mississippi's Accelerator, a technology innovation and commercialization center. This facility is equipped to manufacture and package RSDL.

Biosciences

Winnipeg, Manitoba, Canada. With our acquisition of Cangene Corporation, or Cangene, on February 21, 2014, we acquired facilities in Winnipeg, Manitoba, Canada including a manufacturing facility focused primarily on plasma-derived hyperimmune therapeutics and a manufacturing facility focused primarily on bacterial fermentation.

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

Seattle, Washington. We lease a facility in Seattle, Washington that is approximately 51,000 square feet and contains a combination of laboratory and office space.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Our common stock trades on the New York Stock Exchange under the symbol "EBS". The following table sets forth the high and low sales prices per share of our common stock during each quarter of the years ended December 31, 2015 and December 31, 2014:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2015
High	$30.96	$33.84	$36.20	$40.49
Low	$25.97	$28.33	$27.82	$27.68
Year Ended December 31, 2014
High	$28.48	$27.17	$25.41	$28.08
Low	$21.72	$20.04	$20.11	$19.31

As of February 19, 2016, the closing price per share of our common stock on the New York Stock Exchange was $37.69 and we had 24 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.

Dividend Policy

We have not declared or paid any cash dividends on our common stock since becoming a publicly traded company in November 2006. We currently intend to retain all of our future earnings to finance the growth and development of our business.

Recent Sales of Unregistered Securities

None.

Use of Proceeds

Not applicable.

Purchases of Equity Securities

The table below presents information regarding shares of our common stock that we repurchased during the month ended December 31, 2015. We did not purchase any shares of our common stock during the period from October 1, 2015 through November 30, 2015.

Issuer Purchases of Equity Securities
Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
December 1 to December 31, 2015 (1)	2,641	$37.87	0	$0.00
Total	2,641	$37.87	0	$0.00

(1)            In December 2015, in a form of stock option transaction provided for under the terms of our stock incentive plan and the stock option agreement, we engaged in transactions with our chief executive office in which we acquired 2,641 shares of common stock as payment for the exercise price of 4,140 stock options.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

You should read the following selected consolidated financial data together with our consolidated financial statements and the related notes included in this annual report on Form 10-K and the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of this annual report.

We have derived the consolidated statement of operations data for the years ended December 31, 2015, 2014, and 2013 and the consolidated balance sheet data as of December 31, 2015, and 2014 from our audited consolidated financial statements, which are included in this annual report on Form 10-K. We have derived the consolidated statements of operations data for the years ended December 31, 2012, and 2011 and the consolidated balance sheet data as of December 31, 2013, 2012, and 2011 from our audited consolidated financial statements, which are not included in this annual report on Form 10-K. Our historical results for any prior period are not necessarily indicative of results to be expected in any future period.

	Year Ended December 31,
(in thousands, except share and per share data)	2015	2014	2013	2012	2011

Statements of operations data:
Revenues:
Product sales	$356,916	$311,881	$257,922	$215,879	$202,409
Contract manufacturing	42,968	30,944	-	-	-
Contracts, grants and collaborations	122,905	107,313	54,823	66,009	70,975
Total revenues	522,789	450,138	312,745	281,888	273,384
Operating expenses:
Cost of product sales and contract manufacturing	124,295	118,412	62,127	46,077	42,171
Research and development	153,997	150,829	119,933	120,226	124,832
Selling, general & administrative	148,458	122,841	87,883	76,018	74,282
Impairment of in-process research and development	-	-	-	9,600	-
Total operating expenses	426,750	392,082	269,943	251,921	241,285
Income from operations	96,039	58,056	42,802	29,967	32,099
Other income (expense):
Interest income	572	320	139	134	105
Interest expense	(6,523)	(8,240)	-	(6)	-
Other income (expense), net	(319)	2,926	426	1,970	(261)
Total other income (expense)	(6,270)	(4,994)	565	2,098	(156)

Income before provision for income taxes	89,769	53,062	43,367	32,065	31,943
Provision for income taxes	26,899	16,321	13,108	13,922	15,830
Net income	62,870	36,741	30,259	18,143	16,113
Net loss attributable to noncontrolling interest	-	-	876	5,381	6,906
Net income attributable to Emergent BioSolutions Inc.	$62,870	$36,741	$31,135	$23,524	$23,019

Earnings per share — basic	$1.63	$0.98	$0.86	$0.65	$0.65
Earnings per share — diluted (1)	$1.41	$0.88	$0.85	$0.65	$0.64
Weighted average number of shares — basic	38,595,435	37,344,891	36,201,283	36,080,495	35,658,907
Weighted average number of shares — diluted	47,255,842	45,802,807	36,747,556	36,420,662	36,206,052

	As of December 31,
(in thousands)	2015	2014	2013	2012	2011

Balance Sheet Data:
Cash and cash equivalents	$312,795	$280,499	$179,338	$141,666	$143,901
Working capital	439,001	339,239	216,464	201,440	183,364
Total assets	1,043,592	938,691	626,630	564,230	546,864
Total long-term liabilities	283,964	292,554	80,814	60,195	59,083
Total stockholders' equity	660,017	553,201	489,165	442,128	416,727

(1) See Note 18 "Earnings per share" for details on calculation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes and other financial information included elsewhere in this annual report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this annual report on Form 10-K, including statements regarding the planned spin-off of our Biosciences business, the timing of any such spin-off, the future earnings and performance of Emergent or any of its businesses, including the Biodefense and Biosciences businesses on a stand-alone basis if the spin-off is completed, information with respect to our plans and strategy for our business and financing, includes forward-looking statements that involve risks and uncertainties. You should review the "Special Note Regarding Forward-Looking Statements" and "Risk Factors" sections of this annual report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

Product Portfolio

Emergent BioSolutions Inc. is a global specialty biopharmaceutical company seeking to protect and enhance life by offering specialized products to healthcare providers and governments to address medical needs and emerging public health threats. We develop, manufacture, and deliver a portfolio of medical countermeasures primarily for government agencies in the areas of biological and chemical threats and emerging infectious diseases. We also develop and commercialize therapeutics and other specialty products for hospitals and clinics in the areas of hematology/oncology, transplantation, infectious diseases and autoimmune disorders. We have two operating divisions: Biodefense and Biosciences. For financial reporting purposes, we operate in two business segments that correspond to these two divisions.

Biodefense

Our Biodefense division is a specialty biopharmaceutical business focused on countermeasures that address public health threats, specifically Chemical, Biological, Radiological, Nuclear and Explosive, or CBRNE, threats as well as emerging infectious diseases, or EID. The U.S. government is the primary purchaser of our Biodefense products and often provides us with substantial funding for the development of our Biodefense product candidates. Our Biodefense portfolio consists of five revenue-generating products and various investigational stage product candidates.

Our Biodefense division marketed products are:

▪	BioThrax® (Anthrax Vaccine Adsorbed), the only vaccine licensed by the U.S. Food and Drug Administration, or the FDA, for the general use prophylaxis and post-exposure prophylaxis of anthrax disease;
▪	Anthrasil™ (Anthrax Immune Globulin Intravenous (Human)), the only polyclonal antibody therapeutic licensed by the FDA for the treatment of inhalational anthrax;
▪	BAT™ (Botulism Antitoxin Heptavalent (A,B,C,D,E,F,G)-Equine), the only heptavalent therapeutic licensed by the FDA for the treatment of botulinum disease;
▪	VIGIV (Vaccinia Immune Globulin Intravenous (Human)), the only therapeutic licensed by the FDA to address adverse events from smallpox vaccination; and
▪	RSDL® (Reactive Skin Decontamination Lotion Kit), the only device cleared by the FDA for the removal or neutralization of chemical agents, T-2 toxin and many pesticide-related chemicals from the skin.

Our Biodefense division investigational stage product candidates are:

▪	NuThrax™ (anthrax vaccine adsorbed with CPG 7909 adjuvant), a next generation anthrax vaccine;
▪	UV-4B, a novel antiviral being developed for dengue and influenza infections;
▪	GC-072, the lead compound in the EV-035 series of broad spectrum antibiotics, being developed for Burkholderia pseudomallei;
▪	VAX161C, a recombinant pandemic influenza vaccine candidate being developed by VaxInnate, Inc. and for which we have an exclusive license agreement to manufacture and sell in the event of a surge order from the Biomedical Advanced Research and Development Authority, or BARDA;
▪	PreviThrax™ (recombinant protective antigen anthrax vaccine, purified), a next generation anthrax vaccine; and
▪	Other Biodefense product candidates focused on public health threats and emerging infectious diseases.

A unique component of our Biodefense division investigational stage product portfolio is that most of our candidates are under an active development contract with significant funding from the U.S. government. This allows our development pipeline, along with our marketed products, to be aligned with the strategic priorities of our U.S. and allied foreign government customers.

Our Biodefense division also has programs that leverage our proven manufacturing infrastructure and expertise.  We have responded to specific Task Order Requests issued by BARDA for the development and manufacture of specific countermeasures as part of our Center for Innovation in Advanced Development and Manufacturing, or CIADM, program focused on imminent public health threats, including pandemic influenza and Ebola.

Our Biodefense division also includes multiple platform technologies, including the MVAtorTM (modified vaccinia virus Ankara vector) platform technology and Emergard™, a military-grade auto-injector device designed for intramuscular self-injection of antidotes and other emergency response medical treatments that can address exposure to certain chemical agents and other similar emerging threats. In February 2016, we announced that Emergard was selected by the U.S. Department of Defense, or DoD, and Battelle Memorial Institute to be tested against and developed to U.S. military specifications as a platform for nerve agent antidote delivery. Development and testing of Emergard is expected to be completed in 2016 and, if successful, could lead to Emergard's future procurement for U.S. military and emergency responder use. The testing and development of Emergard will be performed under a subcontract with Battelle, which in turn has a prime contract with the DoD.

Operations that support this division include manufacturing, regulatory affairs, quality assurance, quality control, international sales and marketing, and government affairs in support of our marketed products, as well as product development and manufacturing infrastructure in support of our investigational stage product candidates.

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

On March 24, 2015, we signed a contract with BARDA for the advanced development of NuThrax. The contract, valued at $31.0 million, consists of a 30-month base period of performance to develop NuThrax for post-exposure prophylaxis of anthrax disease. Activities to be completed under the contract include process validation, consistency lot manufacture, assay validation, non-clinical studies, and start-up activities in preparation for the Phase 3 clinical trial.

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

Biosciences

Our Biosciences division is a specialty biopharmaceutical business focused on therapeutics primarily in hematology/oncology with secondary areas of focus in transplantation, infectious disease and autoimmunity. Our Biosciences portfolio consists of four revenue-generating products, all of which were acquired through our acquisition of Cangene Corporation in February 2014, as well as various investigational stage product candidates and a contract manufacturing services business.

Our Biosciences division marketed products are:

▪	IXINITY® [coagulation factor IX (recombinant)], approved by the FDA for the prevention of bleeding episodes in people with hemophilia B;
▪	WinRho® SDF [Rho(D) Immune Globulin Intravenous (Human)], for treatment of autoimmune platelet disorder, also called immune thrombocytopenic purpura, or ITP, and, separately, for the treatment of hemolytic disease of the newborn, or HDN;
▪	HepaGam B® [Hepatitis B Immune Globulin Intravenous (Human)], for post-exposure prophylactic treatment of hepatitis-B; and
▪	VARIZIG® [Varicella Zoster Immune Globulin (Human)], for post-exposure prophylactic treatment of varicella zoster virus, which causes chickenpox and shingles.

Our Biosciences division investigational stage product candidates include the following:

▪	otlertuzumab, a protein therapeutic being developed for Chronic Lymphocytic Leukemia;
▪	ES414, now known as MOR209/ES414, an immunotherapeutic protein being developed for metastatic castration-resistant prostate cancer under our collaboration with MorphoSys AG entered into in August 2014;
▪	ES210, a protein therapeutic being developed for inflammation-related indications;
▪	5E3, a monoclonal antibody therapeutic being developed for Alzheimer's disease; and
▪	Other Biosciences protein therapeutic product candidates primarily targeting immuno-oncology.

Our Biosciences division platform technologies include:

▪ ADAPTIRTM (modular protein technology); and
▪ hyperimmune specialty plasma product manufacturing.

Our Biosciences segment has generated revenue for each of the last five years through product sales, development contracts and collaborative funding but has incurred a net loss for each of those years.

Biosciences Spin-off

In August 2015, we announced our plan to pursue a tax-free spin-off of our Biosciences business into a separate, stand-alone publicly traded company. The spin-off is expected to create two independent public companies with distinct strategic plans, growth strategies, and operational and development priorities. The new Biosciences company, Aptevo Therapeutics Inc., or Aptevo, will focus on providing novel oncology and hematology therapeutics to meaningfully improve patients' lives.

The proposed spin-off recognizes that our two operating divisions have evolved into distinct business and investment opportunities. As a result of the spin-off, Emergent and Aptevo will each become a pure play company with a focused strategy thereby enabling each company to target investors attracted to its business profile. We will be in a better position to accelerate our growth strategy while Aptevo will be in a position to more directly invest in novel therapeutics in the highly attractive immuno-oncology field. We expect the spin-off to enhance business focus, better align resources to achieve strategic priorities, and unlock significant value for both companies.

Aptevo will consist of certain assets currently in our Biosciences division, including commercial products and development programs, and the ADAPTIR platform technology. Emergent will retain the Biodefense marketed products and development programs, platform technologies, including the hyperimmune specialty plasma product manufacturing platform, and manufacturing infrastructure, including the contract fill/finish business. We expect to provide Aptevo with a fixed cash contribution of approximately $60 million. We anticipate that additional sources of funding to support Aptevo's research and development investment will include commercial product sales and partnership funding.

Following the spin-off, we will be a global specialty life sciences company focused on providing specialty products for civilian and military populations that address intentional and naturally emerging public health threats.  We will be better positioned to establish ourselves as a pure play company, recognized as a leader in the public health threats and emerging infectious diseases fields; enhance our financial returns and operating margins through the elimination of Biosciences related research and development, sales, marketing and general and administrative costs; and, exercise greater flexibility in our capital allocation decisions.

Product Sales

We have derived a majority of our historical product sales revenues from BioThrax sales to the U.S. government. We are currently a party to a contract with the CDC, an operating division of the HHS to supply up to 44.75 million doses of BioThrax for placement into the Strategic National Stockpile, or SNS, over a five-year period. Our total revenues from BioThrax sales were $293.9 million, $245.9 million and $246.7 million for the years ended December 31, 2015, 2014 and 2013, respectively. We expect to continue to derive a majority of our product sales revenues from sales of BioThrax to the U.S. government. We are focused on increasing the sales of our Biodefense products to U.S. government customers and expanding the market for our product portfolio to other customers domestically and internationally.

Contracts and Grants

We seek to advance development of our product candidates through external funding arrangements. We may slow down development programs or place them on hold during periods that are not covered by external funding. We have received funding from the U.S. government for a number of our development programs. We continue to actively pursue additional government sponsored development contracts and grants and commercial collaborative relationships. Both governmental agencies and philanthropic organizations may provide development funding or conduct clinical studies of our product candidates.

Manufacturing Infrastructure

Biodefense

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

We also have a manufacturing facility focused on disposable manufacturing for viral and non-viral products located at our Biodefense manufacturing facility in Baltimore, Maryland. This facility has been designed to leverage single-use bioreactor technology and is capable of making several different products. The facility is designed to produce proteins derived from cell culture or microbial systems. In June 2012, we entered into a contract with BARDA, which established our Baltimore facility as a CIADM. The CIADM contract with BARDA provides us with funding for manufacturing and development activities relating to a clinical stage pandemic flu vaccine candidate that we in-licensed from a third party. We envision our Biodefense Baltimore facility supporting future CIADM development and manufacturing activities for chemical, biological, radiological, nuclear and explosive threat countermeasures, as well as our current and future non-CIADM product development and manufacturing needs.

In connection with our August 2013 acquisition of the Healthcare Protective Products Division, or HPPD, of Bracco Diagnostics Inc., or Bracco, we acquired rights to a manufacturing and packaging facility at The University of Southern Mississippi's Accelerator, a technology innovation and commercialization center. This facility is equipped to manufacture and package RSDL. A significant portion of the doses of RSDL that we sell to domestic customers are packaged at this facility. We also entered into a three year manufacturing agreement with Bracco and its wholly-owned subsidiary, E-Z-EM Canada Inc. (dba Therapex), to manufacture finished RSDL units and bulk quantities of RSDL's active ingredient.

Biosciences

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

Neither of these facilities will be included with the assets that are contributed to Aptevo in the planned spin-off of our Biosciences business.

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

Revenue Recognition

We recognize revenues from product sales and contract manufacturing if four basic criteria have been met:

▪	there is persuasive evidence of an arrangement;
▪	delivery has occurred or title has passed to our customer based on contract terms;
▪	the fee is fixed or determinable; and
▪	collectability is reasonably assured.

All revenues from product sales are recorded net of applicable allowances for sales, rebates, special promotional programs, and discounts. We estimate allowances for revenue reducing obligations using a combination of information received from third parties including market data, inventory reports from major wholesalers, historical information and analysis. These estimates are subject to the inherent limitations of estimates that rely on third-party data, as certain third-party information may itself rely on estimates and reflect other limitations. Provisions for estimated rebates and right of returns, along with other allowances, such as discounts and promotional and other credits, are estimated based on historical payment experience, historical relationship to revenues, estimated customer inventory levels and contract terms, and actual discounts offered.

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

From time to time, we are awarded reimbursement contracts and grants for development services by government entities and philanthropic organizations. Under these contracts, we typically are reimbursed for our costs as we perform specific development activities, and we may also be entitled to additional fees. Revenue on our reimbursable contracts is recognized as costs are incurred, generally based on the allowable costs incurred during the period, plus any recognizable earned fee. The amounts that we receive under these contracts vary greatly from quarter to quarter, depending on the scope and nature of the work performed. We record the reimbursement of our costs and any associated fees as contracts, grants and collaborations revenue and the associated costs as research and development expense.

Contracts, grants and collaborations revenues are subject to the estimation processes to the extent that the reimbursable costs underlying these revenues are incurred but not billed and agreed to on a timely basis, and are subject to change in future periods when actual costs are known. To date we have not made material adjustments to these estimates.

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

In May 2014, the FASB issued ASU No. 2014-09, Summary and Amendments That Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs—Contracts with Customers (Subtopic 340-40). ASU No. 2014-09 supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, as well as most industry-specific guidance, and significantly enhances comparability of revenue recognition practices across entities and industries by providing a principles-based, comprehensive framework for addressing revenue recognition issues. In order for a provider of promised goods or services to recognize as revenue the consideration that it expects to receive in exchange for the promised goods or services, the provider should apply the following five steps: (1) identify the contract with a customer(s); (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU No. 2014-09 also specifies the accounting for some costs to obtain or fulfill a contract with a customer and provides enhanced disclosure requirements. The FASB has deferred ASU No. 2014-09 for one year, and with that deferral, the standard will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, which for Emergent will be its 2018 first quarter. We are permitted to use either the retrospective or the modified retrospective method when adopting ASU No. 2014-09. We are still assessing the potential impact that ASU No. 2014-09 will have on our financial statements and disclosures, but believe that there could be changes to the revenue recognition for government contracts and our collaboration agreement .

Income Taxes

Under the asset and liability method of income tax accounting, deferred tax assets and liabilities are determined based on the differences between the financial reporting and the tax basis of assets and liabilities and are measured using the tax rates and laws that are expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A net deferred tax asset or liability is reported on the balance sheet. Our deferred tax assets include the unamortized portion of in-process research and development expenses, the anticipated future benefit of net operating losses and other timing differences between the financial reporting and tax basis of assets and liabilities.

We have historically incurred net operating losses for income tax purposes in some states and foreign jurisdictions. The amount of the deferred tax assets on our balance sheet reflects our expectations regarding our ability to use our net operating losses and research and development tax credit carryforwards, to offset future taxable income. The applicable tax rules in particular jurisdictions limit our ability to use net operating losses and research and development tax credit carryforwards as a result of ownership changes.

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

Mergers and Acquisitions

In a business combination, the acquisition method of accounting requires that the assets acquired and liabilities assumed be recorded as of the date of the merger or acquisition at their respective fair values with limited exceptions. Assets acquired and liabilities assumed in a business combination that arise from contingencies are recognized at fair value if fair value can reasonably be estimated. If the acquisition date fair value of an asset acquired or liability assumed that arises from a contingency cannot be determined, the asset or liability is recognized if probable and reasonably estimable; if these criteria are not met, no asset or liability is recognized. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Accordingly, we may be required to value assets at fair value measures that do not reflect our intended use of those assets. Any excess of the purchase price (consideration transferred) over the estimated fair values of net assets acquired is recorded as goodwill. Transaction costs and costs to restructure the acquired company are expensed as incurred. The operating results of the acquired business are reflected in our consolidated financial statements after the date of the merger or acquisition. If we determine the assets acquired do not meet the definition of a business under the acquisition method of accounting, the transaction will be accounted for as an acquisition of assets rather than a business combination and, therefore, no goodwill will be recorded. The fair values of intangible assets, including acquired in-process research and development, or IPR&D, are determined utilizing information available near the merger or acquisition date based on expectations and assumptions that are deemed reasonable by management. Given the considerable judgment involved in determining fair values, we typically obtain assistance from third-party valuation specialists for significant items. Amounts allocated to acquired IPR&D are capitalized and accounted for as indefinite-lived intangible assets. Upon successful completion of each project, we will make a separate determination as to the then useful life of the asset and begin amortization. The judgments made in determining estimated fair values assigned to assets acquired and liabilities assumed in a business combination, as well as asset lives, can materially affect our results of operations.

The fair values of identifiable intangible assets related to currently marketed products and product rights are primarily determined by using an "income approach" through which fair value is estimated based on each asset's discounted projected net cash flows. Our estimates of market participant net cash flows take into consideration the following factors: historical and projected pricing, margins and expense levels, the performance of competing products where applicable, relevant industry and therapeutic area growth drivers and factors, current and expected trends in technology and product life cycles, the time and investment that will be required to develop products and technologies, the ability to obtain marketing and regulatory approvals, the ability to manufacture and commercialize the products, the extent and timing of potential new product introductions by our competitors, and the life of each asset's underlying patent, if any. The net cash flows are then probability-adjusted where appropriate to consider the uncertainties associated with the underlying assumptions, as well as the risk profile of the net cash flows utilized in the valuation. The probability-adjusted future net cash flows of each product are then discounted to present value utilizing an appropriate discount rate.

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

Contingent Consideration

We record contingent consideration associated with both (a) sales based royalties and (b) development and regulatory milestones at fair value. The fair value model used to calculate this obligation is based on the income approach (a discounted cash flow model) that has been risk adjusted based on the probability of achievement of net sales and achievement of the milestones. The inputs we use for determining the fair value of the contingent consideration associated with sales based royalties and development and regulatory milestones are Level 3 fair value measurements. We re-evaluate the fair value on a quarterly basis. Changes in the fair value can result from adjustments to the discount rates and updates in the assumed timing of or achievement of net sales. Any future increase in the fair value of the contingent consideration associated with sales based royalties along with development and regulatory milestones are based on an increased likelihood that the underlying net sales or milestones will be achieved.

The associated payment or payments which will therefore become due and payable for sales based royalties associated with marketed products will result in a charge to cost of product sales and contract manufacturing in the period in which the increase is determined. Similarly, any future decrease in the fair value of contingent consideration associated with sales based royalties will result in a reduction in cost of product sales and contract manufacturing. The changes in fair value for potential future sales based royalties associated with product candidates in development will result in a charge to selling, general and administrative expense in the period in which the increase is determined. Similarly, any future decrease in the fair value of contingent consideration associated with potential future sales based royalties for products candidates will result in a reduction in selling, general and administrative expense.

The associated payment or payments which will therefore become due and payable for development and regulatory milestones will result in a charge to research and development expense in the period in which the increase is determined. Similarly, any future decrease in the fair value for development and regulatory milestones will result in a reduction in research and development expense.

Provision for Chargebacks

We record sales for our Bioscience products primarily net of provisions for chargebacks, administration fees, rebates and other adjustments. These provisions are primarily estimated based on historical experience, future expectations, contractual arrangements with wholesalers and indirect customers, and other factors known to management at the time of accrual. Provisions for chargebacks, administration fees, rebates and other adjustments require varying degrees of subjectivity.  While rebates generally are based on contractual terms and require minimal estimation, chargebacks require management to make more subjective assumptions.

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

Financial Operations Overview

Revenues

Effective September 30, 2011, we entered into a contract with the CDC to supply up to 44.75 million doses of BioThrax to the CDC over a five-year period. The period of performance under the contract is from September 30, 2011 through September 30, 2016. The maximum amount that could be paid to us under the contract is $1.25 billion, subject to availability of funding by the U.S. government. As of December 31, 2015, the U.S. government has committed approximately $1.1 billion for the procurement of BioThrax doses under this contract. Through December 31, 2015, we have delivered and, upon CDC acceptance, recognized revenue on approximately 37 million doses, representing approximately $1.0 billion in revenue under this contract.

We have received development funding from BARDA, the CDC, Defense Threat Reduction Agency, or DTRA, and National Institute of Allergy and Infectious Diseases, or NIAID, for the following development programs:

Development Programs	Funding Source	Award Date	Performance Period
Anthrasil	BARDA	Sep-02	9/2002 — 12/2015
BAT	CDC	Jan-03	1/2003 — 1/2015
Anthrasil	BARDA	Sep-05	9/2005 — 4/2021
BAT	BARDA	May-06	5/2006 — 5/2026
Post-Exposure Prophylaxis indication for BioThrax (PEP)	BARDA	Sep-07	9/2007 — 3/2016
Large-scale manufacturing for BioThrax	BARDA	Jul-10	7/2010 — 7/2016
NuThrax	NIAID	Jul-10	8/2010 — 4/2015
PreviThrax	BARDA	Sep-10	9/2010 — 9/2015
CIADM	BARDA	Jun-12	6/2012 — 6/2037
VIGIV	CDC	Aug-12	8/2012 — 8/2017
Anthrasil	BARDA	Sep-13	9/2013 — 9/2018
NuThrax	NIAID	Aug-14	8/2014 — 10/2019
GC-072	DTRA	Aug-14	8/2014 — 8/2017
NuThrax	BARDA	Mar-15	3/2015 — 8/2017

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

               Collaboration with MorphoSys AG

In August 2014, we entered into a collaboration agreement ("MorphoSys Agreement") with MorphoSys AG ("MorphoSys") for the joint worldwide development and commercialization of MOR209/ES414, a targeted immunotherapeutic protein, which activates host T-cell immunity specifically against cancer cells expressing prostate specific membrane antigen, an antigen commonly overexpressed on prostate cancer cells. MOR209/ES414 was constructed using our proprietary ADAPTIR platform technology. In accordance with the terms of the initial MorphoSys Agreement, we received a nonrefundable $20.0 million upfront payment and could have received up to $163.0 million in additional contingent payments, of which $80.0 million and $83.0 million, respectively, were due upon the achievement of specified development and regulatory milestones. We determined that payments for the achievement of the development and regulatory milestones are substantive milestones and will be accounted for as revenue in the period in which the milestone is achieved. We will jointly fund further development of MOR209/ES414. Under the original MorphoSys Agreement, we were responsible for 36% of the total development cost and MorphoSys was responsible for the remainder, with our funding requirement capped at $186.0 million. We retain commercialization rights in the U.S. and Canada, with a tiered royalty obligation to MorphoSys, ranging from mid-single digit up to 20%. MorphoSys has worldwide commercialization rights excluding the U.S. and Canada, with a low single digit royalty obligation to us. Our current obligations under the collaboration include the performance of non-clinical, clinical, manufacturing and regulatory activities.

In December 2015, after a joint review of data from the ongoing Phase 1 dose escalation study of MOR209/ES414 in prostate cancer patients, Emergent and MorphoSys decided to adjust the dosing regimen and administration of MOR209/ES414. We plan to continue the current clinical trial under an amended protocol with recruitment to start around mid-2016. As a result of the required dosing regimen and administration change and the impact to overall development timeline and technical risk, the co-development agreement with MorphoSys was re-structured. In December 2015, Emergent and MorphoSys amended the collaboration agreement to decrease the additional contingent payments due upon the achievement of specified development and regulatory milestones to $32.5 million and $41.5 million, respectively. In addition, the amended collaboration agreement changed the total expected funding requirement for us to $460.0 million and changed the jointly funded development cost allocation to the following:

·	2016: Emergent is responsible for 75%; MorphoSys responsible for 25%
·	2017-2018: Emergent is responsible for 49%; MorphoSys responsible for 51%
·	2019 and beyond: Emergent is responsible for 36%; MorphoSys responsible for 64%

We evaluated the MorphoSys agreement and have determined that it is a revenue arrangement with multiple deliverable or performance obligations. We determined that there were two units of accounting under the MorphoSys Agreement: (1) the license to further develop and commercialize MOR209/ES414 and (2) development services. We determined the license had stand-alone value as the drug candidate has been (1) developed and was Phase 1 clinical trial ready; (2) MorphoSys possesses the knowledge, technology, skills, experience and infrastructure necessary for all further development of the drug through commercialization; and (3) MorphoSys has the right to sublicense the product. We allocated the $20.0 million upfront payment to the two units of accounting using the relative selling price method. We determined the estimated selling price of the license using the income approach. The estimated selling price includes unobservable inputs such as estimated revenues and operating margins, the time and resources needed to complete the development and approval, and risks related to the viability of and potential for alternative treatments. The estimated selling price of the development services is based on the estimated number of full-time equivalent personnel at a contracted rate defined in the MorphoSys Agreement, which are approximate terms of other service related contracts both entered into by us and observed generally through other collaboration negotiations.

During the year ended December 31, 2015, we recorded revenue of $5.5 million pursuant to the MorphoSys Agreement, including a $5.0 million development milestone and continued amortization of the upfront payment, which is included in contracts, grants and collaborations revenues within our Biosciences segment.

In-process Research and Development and Goodwill

IXINITY

In the acquisition of Cangene we acquired the IXINITY product candidate, an in-process research and development, or IPR&D, intangible asset. As part of the purchase price allocation, our management determined that the estimated acquisition date fair value related to the IXINITY IPR&D asset was $8.3 million. The estimated fair value was determined using the income approach, which discounts expected future cash flows to present value. The projected cash flows used in determining the fair value of IXINITY were based on key assumptions, including: estimates of revenues and operating profits considering its stage of development on the acquisition date, the time and resources needed to complete the development and approval of the product candidate, the life of the potential commercialized product and associated risks, including the inherent difficulties and uncertainties in developing a product candidate such as obtaining marketing approval from the FDA and other regulatory agencies, and risks related to the viability of and potential alternative treatments in any future target markets.

In April 2015, the FDA approved IXINITY for the treatment of Hemophilia B in adults and children. As a result, the $8.3 million IXINITY IPR&D asset was reclassified as a definite-live intangible asset and is being amortized over 10 years.

EV-035

In the acquisition of the EV-035 series of molecules, or EV-035, from Evolva Holding SA, or Evolva, in December 2014, we acquired another IPR&D asset. As part of the purchase price allocation, management determined that the estimated acquisition date fair value related to the EV-035 IPR&D asset was $10.5 million. The fair value was determined using the income approach, which discounts expected future cash flows to present value. The projected cash flows used in determining the fair value of the EV-035 series of molecules were based on key assumptions, including: estimates of revenues and operating profits considering its stage of development on the acquisition date, the time and resources needed to complete the development and approval of the product candidate, the life of the potential commercialized product and associated risks, including the inherent difficulties and uncertainties in developing a product candidate such as obtaining marketing approval from the FDA and other regulatory agencies, and risks related to the viability of any potential alternative treatments in any future target markets. The EV-035 IPR&D asset is considered to be indefinite-lived until the completion or abandonment of the associated research and development efforts.

In September 2015, we received data for the leading molecule in the series, GC-072, that indicated a potential toxicity issue. We considered this information an indicator of impairment for the EV-035 series of molecules IPR&D asset, and completed an impairment assessment of this asset. Based on this assessment, we recorded a non-cash impairment charge of $9.8 million, which was included in our statement of operations as research and development expense within the Biodefense segment. The carrying value of the EV-035 series of molecules IPR&D asset was reduced to $0.7 million at December 31, 2015, and is included in the Biodefense segment.

We have completed our annual impairment assessments for the IPR&D assets and goodwill as of October 1, 2015 and 2014, respectively, and determined that the fair value of the IPR&D assets and goodwill were in excess of carrying value. The following table summarizes our IPR&D and goodwill by reporting unit:

	December 31, 2015		December 31, 2014
Reporting unit (in thousands)	IPR&D	Goodwill	IPR&D	Goodwill

Biosciences therapeutics	$41,800	$13,902	$50,100	$13,902
Biosciences contracts manufacturing	-	6,736	-	6,736
Biosciences subtotal	41,800	20,638	50,100	20,638
Biodefense therapeutics and vaccines	701	24,348	10,528	22,031
Biodefense medical device(s)	-	9,916	-	9,916
Biodefense subtotal	701	34,264	10,528	31,947

Total	$42,501	$54,902	$60,628	$52,585

Results of Operations

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Revenue

	Year ended December 31,
(in thousands)	2015	2014	Change	% Change

Product sales:
BioThrax	$293,921	$245,905	$48,016	20%
Other Biodefense	34,989	35,889	(900)	(3%)
Total Biodefense	328,910	281,794	47,116	17%
Biosciences products	28,006	30,087	(2,081)	(7%)
Total product sales	356,916	311,881	45,035	14%
Contract manufacturing	42,968	30,944	12,024	39%
Contracts, grants and collaborations	122,905	107,313	15,592	15%
Total revenues	$522,789	$450,138	$72,651	16%

Product Sales:

The increase in BioThrax sales was primarily due to the timing of deliveries under our contract with the CDC. BioThrax product sales revenues during the year ended December 31, 2015 consisted of sales to the CDC of $292.8 million and aggregate international and other sales of $1.1 million. BioThrax product sales revenues during the year ended December 31, 2014 consisted primarily of BioThrax sales to the CDC of $242.2 million and aggregate international and other sales of $3.7 million.

The decrease in Biosciences product sales revenue was primarily related to sales of WinRho® due to reduced international sales.

Contract Manufacturing:

The increase in contract manufacturing revenues was primarily due to a full year of revenues from our fill/finish facility in Baltimore and our plasma based manufacturing facility in Winnipeg, both of which we acquired in February 2014. In addition, contract manufacturing revenue increased by $3.8 million due to services related to the production of an MVA Ebola vaccine candidate.

Contracts, Grants and Collaborations:

The increase in contracts, grants and collaboration revenues was primarily due to the following:

▪ increased development funding of $11.0 million for our Anthrasil program, related to plasma collection; and
▪ increased development funding of $9.4 million related to our CIADM program, including a $5.0 million milestone payment from BARDA and $3.0 million from new CIADM task orders.

These increases were partially offset by a decrease of approximately $10.0 million in revenue from our collaboration with Morphosys, primarily related to recognition of over $15.0 million in revenue in 2014 related to the upfront payment.

Cost of Product Sales and Contract Manufacturing

Cost of product sales and contract manufacturing increased by $5.9 million, or 5%, to $124.3 million for 2015 from $118.4 million for 2014. Cost of product sales and contract manufacturing increased primarily due to an increase in the number of BioThrax doses delivered to the CDC, partially offset by decreased costs from our biosciences products and RSDL due primarily to the related decrease in sales revenue.

Research and Development Expense

Research and development expenses increased by $3.2 million, or 2%, to $154.0 million for 2015 from $150.8 million for 2014. This increase primarily reflects higher contract service costs and includes increased expenses of $29.7 million for product candidates and manufacturing development categorized in the Biodefense segment, that is partially offset by decreased expenses of $23.0 million for product candidates and technology platform development activities categorized in the Biosciences segment and decreased expenses of $3.5 million in other research and development, which are in support of central research and development activities. Net of contract, grants and collaborations revenues, we incurred research and development expenses of $31.1 million and $43.5 million, during 2015 and 2014, respectively.

Our principal research and development expenses for 2015 and 2014 are shown in the following table:

	Year ended December 31,
(in thousands)	2015	2014	Change	% Change
Biodefense:
Large-scale manufacturing for BioThrax	$9,911	$13,625	$(3,714)	(27%)
BioThrax related programs	3,511	7,157	(3,646)	(51%)
PreviThrax	7,152	10,737	(3,585)	(33%)
NuThrax	12,560	9,428	3,132	33%
Pandemic influenza	6,583	469	6,114	N/	A
Anthrasil	26,000	19,513	6,487	33%
Botulinum antitoxin	4,867	7,351	(2,484)	(34%)
MVA Ebola	1,490	-	1,490	N/	A
EV-035 series of molecules	6,801	-	6,801	N/	A
CIADM task orders	2,957	-	2,957	N/	A
VIGIV	2,864	737	2,127	289%
Emergard	4,643	-	4,643	N/	A
Other Biodefense	22,323	12,959	9,364	72%
Total Biodefense	111,662	81,976	29,686	36%

Biosciences:
MOR209/ES414	5,856	11,818	(5,962)	(50%)
IXINITY	14,627	17,456	(2,829)	(16%)
otlertuzumab	4,854	8,818	(3,964)	(45%)
5E3 (formerly Alzheimer's)	2,733	1,838	895	49%
Other ADAPTIR related programs	6,314	5,800	514	9%
Other Biosciences	3,433	15,090	(11,657)	(77%)
Total Biosciences	37,817	60,820	(23,003)	(38%)
Other	4,518	8,033	(3,515)	(44%)
Total	$153,997	$150,829	$3,168	2%

The decrease in expense for large-scale manufacturing for BioThrax was primarily due to the timing of manufacturing development activities. The decrease in expense for BioThrax related programs primarily reflects the timing of clinical studies to support applications for label expansion for BioThrax. The decrease in expense for PreviThrax was primarily due to the timing of non-clinical studies. The increase in expense for NuThrax was primarily due to increased clinical trial activities. The increase in expense for Pandemic influenza was primarily due to a milestone payment to VaxInnate Corporation. The increase in expense for our Anthrasil program was primarily due to plasma collection services. The decrease in expense for our Botulinum antitoxin program was primarily for stability testing and the timing of plasma collection. The expense for MVA Ebola was primarily due to process development. The expense for EV-035 series of molecules, acquired in December 2014, was primarily due to pharmacologic and formulation activities and a non-cash impairment charge of $9.8 million due to toxicity related issues, partially offset by a $6.3 million reduction of future contingent consideration payable, associated with the estimated timing and probability of achievement for certain development and regulatory milestones, and reduced projected future sales of EV-035. The expense for CIADM task orders awarded in 2015 was primarily for manufacturing development for a monoclonal antibody. The increase in expense for VIGIV was primarily for plasma collection and stability testing. The expense for Emergard was primarily for formulation development. The increase in expense for our Other Biodefense activities was primarily due to increased expense related to our funded pre-clinical product candidates and manufacturing development activities.

The decrease in expense for our MOR209/ES414 product candidate was primarily due to the timing of manufacturing development along with reimbursement from MorphoSys for development activities under our cost sharing arrangement. The decrease in expense for our IXINITY product candidate (which was approved by the FDA in April 2015) was primarily for manufacturing activities and the timing of clinical trial activities. The decrease in expense for our otlertuzumab product candidate was primarily related to the timing of clinical trial activities. The increase in expense for 5E3 was primarily due to early stage non-clinical activities. The increase in expense for Other ADAPTIR related programs was primarily due to characterization and non-clinical activities. The decrease in expense for our Other Biosciences activities was primarily due to reduced costs associated with other programs acquired through the acquisition of Cangene.

The decrease in expense for Other activities was primarily due to centralized research and development activities attributable to product candidates.

Selling, General and Administrative Expenses

	Year ended December 31,
(in thousands)	2015	2014	Change	% Change

Biodefense	$76,861	$69,583	$7,278	10%
Biosciences	71,597	53,258	18,339	34%
Total selling, general and administrative expenses	$148,458	$122,841	$25,617	21%

The increase in selling, general and administrative expenses includes additional post-acquisition selling, general and administrative costs of $13.0 million associated with the operations acquired through the acquisition of Cangene in February 2014, including product launch costs for IXINITY, initial costs associated with the spin-off of certain components of our Biosciences division, a $3.5 million reserve for the potential write-off of accounts receivable, along with increased professional services to support our strategic growth initiatives.

Total Other Expense

Total net other expense increased by $1.3 million, or 26%, to $6.3 million for 2015 from $5.0 million for 2014. The increase was primarily attributable to a $2.7 million decrease in rental income partially offset by a $1.8 million charge for debt issuance costs associated with the termination of our $125 million term loan facility in 2014.

Income Taxes

Provision for income taxes increased by $10.6 million, or 65%, to $26.9 million for 2015 from $16.3 million for 2014. The provision for income taxes for 2015 resulted primarily from our income before provision for income taxes of $89.8 million and an effective annual tax rate of approximately 30%. The provision for income taxes for 2014 resulted primarily from our income before provision for income taxes of $53.1 million and an effective annual tax rate of approximately 31%. The provision for income taxes for 2015 and 2014 reflects net tax credits associated with research and developments activities of $4.8 million and $6.0 million, respectively.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Revenues

	Year ended December 31,
(in thousands)	2014	2013	Change	% Change

Product sales:
BioThrax	$245,905	$246,688	$(783)	0%
Other Biodefense	35,889	11,234	24,655	219%
Total Biodefense	281,794	257,922	23,872	9%
Biosciences products	30,087	-	30,087	N/	A
Total product sales	$311,881	$257,922	$53,959	21%
Contract manufacturing	30,944	-	30,944	N/	A
Contracts, grants and collaborations	107,313	54,823	52,490	96%
Total revenues	$450,138	$312,745	$137,393	44%

 Product Sales:

 BioThrax product sales revenues during the year ended December 31, 2014 consisted of sales to the CDC of $242.2 million and aggregate international and other sales of $3.7 million. BioThrax product sales revenues during the year ended December 31, 2013 consisted primarily of BioThrax sales to the CDC of $244.1 million and aggregate international and other sales of $2.5 million.

 Contract Manufacturing:

 Contract manufacturing (acquired from Cangene in February 2014) revenues primarily consists of contract services to third parties.

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

Research and Development Expense

 Research and development expenses increased by $30.9 million, or 26%, to $150.8 million for 2014 from $119.9 million for 2013. This increase primarily reflects higher contract service costs and includes increased expenses of $19.3 million for product candidates and manufacturing development categorized in the Biodefense segment, increased expenses of $10.2 million for product candidates and technology platform development activities categorized in the Biosciences segment and increased expenses of $1.4 million in other research and development, which are in support of central research and development activities. Net of contract, grants and collaborations revenues along with the net loss attributable to noncontrolling interests, we incurred research and development expenses of $40.0 million and $64.2 million, during 2014 and 2013, respectively.

 Our principal research and development expenses for 2014 and 2013 are shown in the following table:

	Year ended December 31,
(in thousands)	2014	2013	Change	% Change
Biodefense:
Large-scale manufacturing for BioThrax	$13,625	$17,876	$(4,251)	(24%)
BioThrax related programs	7,157	10,613	(3,456)	(33%)
PreviThrax	10,737	14,953	(4,216)	(28%)
NuThrax	9,428	9,236	192	2%
Botulinum antitoxin	7,351	-	7,351	N/	A
Anthrasil	19,513	-	19,513	N/	A
Pandemic influenza	-	2,545	(2,545)	(100%)
Other Biodefense	14,164	7,440	6,724	90%
Total Biodefense	81,975	62,663	19,312	31%

Biosciences:
MOR209/ES414	11,818	7,719	4,099	53%
IXINITY	17,456	-	17,456	N/	A
otlertuzumab	8,818	27,035	(18,217)	(67%)
Tuberculosis vaccine	-	4,882	(4,882)	(100%)
Other Biosciences	22,729	11,016	11,713	106%
Total Biosciences	60,821	50,652	10,169	106%
Other	8,033	6,618	1,415	20%
Total	$150,829	$119,933	$30,896	21%

The decrease in spending for large-scale manufacturing for BioThrax was primarily due to the timing of manufacturing development activities. The decrease in spending for BioThrax related programs was primarily due to the timing of clinical studies to support applications for label expansion for BioThrax. The decrease in spending for PreviThrax was primarily due to the timing of stability and non-clinical studies. The spending for NuThrax was primarily due to clinical trial activities. The spending for our Botulinum Antitoxin program (which we acquired from Cangene) was primarily due to plasma collection services and stability testing. The spending for our Anthrasil program (which we acquired from Cangene) was due to plasma collection services and manufacturing activities. The decrease in spending for pandemic influenza was related to a license fee for the rights to manufacture and sell pandemic influenza products during 2013. The increase in spending for Other Biodefense activities was primarily due to increased spending related to manufacturing development.

The increase in spending for our ES414 (formerly T-Scorp) product candidate was primarily due to ongoing manufacturing development. The spending for our IXINITY product candidate was primarily for clinical trial and manufacturing activities. The decrease in spending for our otlertuzumab (formerly TRU-016) product candidate was primarily related to the timing of clinical trial activities. The spending for our tuberculosis vaccine product candidate during 2013 was for manufacturing development activities. The increase in spending for Other Biosciences activities was primarily due to increased costs associated with the development of platform technologies.

The spending for Other activities was primarily due to centralized research and development activities not attributable to product candidates.

Selling, General and Administrative Expenses

	Year ended December 31,
(in thousands)	2014	2013	Change	% Change

Biodefense	$69,583	$60,911	$8,672	14%
Biosciences	53,258	26,972	26,286	97%
Total selling, general and administrative expenses	$122,841	$87,883	$34,958	40%

The increase in selling general and administrative expenses includes increased spending for professional services of $8.1 million associated with acquisition and integration activities, along with ongoing post-acquisition selling, general and administrative costs of $26.2 million associated with the operations of Cangene and in support of RSDL.

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

Income Taxes

Provision for income taxes increased by $3.2 million, or 25%, to $16.3 million for 2014 from $13.1 million for 2013. The provision for income taxes for 2014 resulted primarily from our income before provision for income taxes and the loss attributable to noncontrolling interest of $53.1 million and an effective annual tax rate of approximately 31%. The provision for income taxes for 2013 resulted primarily from our income before provision for income taxes and the loss attributable to noncontrolling interest of $44.2 million and an effective annual tax rate of approximately 30%. The provision for income taxes for 2014 and 2013 reflects net tax credits associated with research and developments activities of $6.0 million and $5.9 million, respectively.

Net Loss Attributable to Noncontrolling Interest

Net loss attributable to noncontrolling interest decreased to $0 for 2014 from $876,000 for 2013. The decrease resulted from the liquidation of our noncontrolling interest in the Oxford Emergent Tuberculosis Consortium during 2013.

Liquidity and Capital Resources

Sources of Liquidity

From inception through 2015, we have funded our cash requirements principally with a combination of revenues from sales of BioThrax, debt financing, development funding from government entities and non-government and philanthropic organizations and collaborative partners, and the net proceeds from our initial public offering and the sale of our common stock upon exercise of stock options. We have operated profitably for each of the five years ended December 31, 2015. As of December 31, 2015, we had cash and cash equivalents of $312.8 million.

Cash Flows

The following table provides information regarding our cash flows for the years ended December 31, 2015, 2014 and 2013.

	Year ended December 31,
(in thousands)	2015	2014	2013
Net cash provided by (used in):
Operating activities(1)	$44,309	$112,339	$96,954
Investing activities	(45,462)	(210,052)	(67,894)
Financing activities	33,449	198,874	8,612
Net increase in cash and cash equivalents	$32,296	$101,161	$37,672

(1) Includes the effect of exchange rate changes on cash and cash equivalents.

Net cash provided by operating activities of $44.3 million in 2015 was primarily due to our net income of $62.9 million, non-cash charges of $35.3 million for depreciation and amortization, $15.8 million for stock-based compensation and an increase in accounts payable of $4.7 million associated with increased infrastructure activities and spin-off related liabilities, partially offset by an increase in accounts receivable of $64.4 million related to the timing of collection of amounts billed primarily to the CDC and a $11.3 million increase in inventory due to raw material purchases for RSDL.

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

Net cash used in investing activities of $45.5 million in 2015 was primarily due to software, infrastructure and equipment investments.

Net cash used in investing activities of $210.1 million in 2014 was primarily due to the acquisition of Cangene for $177.9 million, which is net of $43.6 million of acquired cash, and capital expenditures of $30.7 million for infrastructure and equipment investments.

Net cash used in investing activities of $67.9 million in 2013 was primarily due to the acquisition of HPPD from Bracco for $25.9 million and capital expenditures of $42.0 million, which includes the purchase of a new headquarters facility, construction and renovation of facilities at our Lansing, Michigan campus, and costs of other infrastructure and equipment investments.

Net cash provided by financing activities of $33.4 million in 2015 was primarily due to $26.0 million in proceeds from the issuance of common stock pursuant to employee equity plans, $11.3 million in excess tax benefits from the exercise of stock options and $2.0 million in proceeds from long-term indebtedness, partially offset by $5.7 million in contingent obligation payments.

Net cash provided by financing activities of $198.9 million in 2014 was primarily due to net proceeds from our Notes of $241.6 million, $14.1 million in proceeds from the issuance of common stock pursuant to employee equity plans and $6.0 million in excess tax benefits from the exercise of stock options, partially offset by a principal payment on indebtedness of $62.0 million under our revolving credit facility

Net cash provided by financing activities of $8.6 million in 2013 was primarily due to proceeds of $62.0 million from our revolving credit facility with Bank of America N.A., $6.8 million in proceeds from employee equity plans and $3.1 million in excess tax benefits from the exercise of stock options, partially offset by principal payments on indebtedness of $62.8 million (which includes the repayment of $40.4 million for our loans with PNC Bank and $22.3 million for our loans with HSBC Realty Credit).

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2015:

	Payments due by period
		Less than	1 to 3	3 to 5	More than
(in thousands)	Total	1 year	Years	Years	5 years
Contractual obligations:
2.875% Convertible Senior Notes due 2021 (Notes)	$250,000	$-	$-	$-	$250,000
Contractual interest due on Notes	36,236	7,188	14,376	14,376	296
Long-term indebtedness (excluding Notes)	3,000	-	-	-	3,000
Purchase commitments	7,500	7,500	-	-	-
Operating lease obligations	11,994	2,577	4,368	2,912	2,137
Total contractual obligations	$308,730	$17,265	$18,744	$17,288	$255,433

There are a number of uncertainties that we face in the development of new product candidates that prevent us from making a reasonable estimate of the cash obligations under our material license agreements. Because of these uncertainties, the preceding table excludes contingent contractual payments that we may become obligated to make under such agreements. These agreements typically provide for the payment of milestone fees upon achievement of specified research, development and commercialization milestones, such as the commencement of clinical trials, the receipt of funding awards, the receipt of regulatory approvals, and the achievement of sales milestones. The amount of contingent contractual milestone payments that we may become obligated to make is variable based on the actual achievement and timing of the applicable milestones and the characteristics of any products or product candidates that are developed, including factors such as number of products or product candidates developed, type and number of components of each product or product candidate, ownership of the various components and the specific markets affected. The aggregate payments could be as much as approximately $183 million. The success of our efforts to commercialize our product candidates is highly uncertain and depends on many factors, including those set forth in "Risk Factors—Our business depends on our success in developing and commercializing our product candidates. If we are unable to commercialize these product candidates, or experience significant delays or unanticipated costs in doing so, our business would be materially and adversely affected." Even if these efforts are successful, the timing of success is highly unpredictable and variable. The same is true for any contingent contractual royalty payments that we may be obligated to make upon successful commercialization of these product candidates. We do not expect that any such payments would have an adverse effect on our financial position, operations and capital resources because, if payable, we expect that the benefits associated with the achievement of the relevant milestones or the achievement of revenue would offset the burden of making these payments. We are not obligated to pay any minimum royalties under our existing contracts. Deferred income taxes and liabilities for unrecognized income tax benefits are excluded from the above table since they are not contractually fixed as to timing and amount.

Debt Financing

On January 29, 2014, we issued $250.0 million aggregate principal amount of our Notes. The Notes bear interest at a rate of 2.875% per year, payable semi-annually in arrears on January 15 and July 15 of each year, commencing July 15, 2014. The Notes mature on January 15, 2021, unless earlier purchased by us, redeemed or converted. The conversion rate is equal to 30.8821 shares of common stock per $1,000 principal amount of notes, which is equivalent to a conversion price of approximately $32.38 per share of common stock. The conversion rate is subject to adjustment upon the occurrence of certain specified events including the planned spin-off of our Biosciences business, but will not be adjusted for accrued and unpaid interest.

On December 11, 2013, we entered into a senior secured credit agreement, or the Credit Agreement, with the three lending financial institutions. The Credit Agreement provides for a revolving credit facility of up to $100.0 million through December 11, 2018, or such earlier date required by the terms of the Credit Agreement, and a term loan facility of up to $125.0 million to be drawn in full, if at all, on or prior to March 31, 2014. In connection with the entry into the Credit Agreement, we borrowed $62.0 million under the revolving credit facility primarily to repay obligations under existing loan agreements.

On January 29, 2014, in connection with our issuance of the Notes, the unused $125.0 million term loan portion of our Credit Agreement terminated automatically in accordance with the terms of the senior secured credit agreement, dated December 11, 2013. In addition, following the issuance of the Notes, we repaid the $62.0 million outstanding indebtedness under the revolving credit portion of the credit facility, which restored the full $100.0 million revolving credit capacity under this facility. As of December 31, 2015 and 2014, no amounts were drawn under the revolving credit facility.

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

The Credit Agreement, as amended, contains affirmative and negative covenants customary for financings of this type. Negative covenants in the Credit Agreement, among other things, limit our ability to incur indebtedness and liens; dispose of assets; make investments including loans, advances or guarantees; and enter into certain mergers or similar transactions. The Credit Agreement also contains financial covenants, tested quarterly and in connection with any triggering events under the Credit Agreement: (1) a minimum consolidated debt service coverage ratio of 2.50 to 1.00, (2) a maximum consolidated leverage ratio of 3.50 to 1.00 and (3) a minimum liquidity requirement of $50.0 million. Upon the occurrence and continuance of an event of default under the Credit Agreement, the commitments of the lenders to make loans under the Credit Agreement may be terminated and our payment obligations under the Credit Agreement may be accelerated. The events of default under the Credit Agreement include, among others, subject in some cases to specified cure periods, payment defaults; inaccuracy of representations and warranties in any material respect; defaults in the observance or performance of covenants; bankruptcy and insolvency related defaults; the entry of a final judgment in excess of a threshold amount; change of control; and the invalidity of loan documents relating to the Credit Agreement.

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

Report of Ernst & Young LLP,
Independent Registered Public Accounting Firm,
on the Audited Consolidated Financial Statements

The Board of Directors and Stockholders of Emergent BioSolutions Inc. and subsidiaries

We have audited the accompanying consolidated balance sheets of Emergent BioSolutions Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Emergent BioSolutions Inc. and subsidiaries at December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Emergent BioSolutions Inc. and subsidiaries' internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 29, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia
February 29, 2016

Emergent BioSolutions Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$312,795	$280,499
Accounts receivable, net	120,767	58,834
Inventories	76,936	65,674
Deferred tax assets, current portion, net	-	1,710
Income tax receivable, net	6,573	1,357
Prepaid expenses and other current assets	21,541	24,101
Total current assets	538,612	432,175

Property, plant and equipment, net	331,856	313,979
In-process research and development	42,501	60,628
Intangible assets, net	57,375	58,344
Goodwill	54,902	52,585
Deferred tax assets, long-term portion, net	11,286	12,764
Other assets	7,060	8,216

Total assets	$1,043,592	$938,691

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$45,966	$40,930
Accrued expenses and other current liabilities	6,229	6,274
Accrued compensation	34,683	31,654
Contingent consideration, current portion	2,553	6,487
Provisions for chargebacks	2,238	2,246
Deferred revenue, current portion	7,942	5,345
Total current liabilities	99,611	92,936

Contingent consideration, net of current portion	23,046	34,599
Long-term indebtedness	253,000	251,000
Deferred revenue, net of current portion	6,590	5,713
Other liabilities	1,328	1,242
Total liabilities	383,575	385,490

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.001 par value; 15,000,000 shares authorized, 0 shares issued and outstanding at both December 31, 2015 and December 31, 2014	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized, 39,829,408 shares issued and 39,406,578 shares outstanding at December 31, 2015; 38,129,872 shares issued and 37,709,683 shares outstanding at December 31, 2014	40	38
Treasury stock, at cost, 422,830 and 420,189 common shares at December 31, 2015 and 2014, respectively	(6,420)	(6,320)
Additional paid-in capital	317,971	274,222
Accumulated other comprehensive loss	(2,713)	(3,008)
Retained earnings	351,139	288,269
Total stockholders' equity	660,017	553,201
Total liabilities and stockholders' equity	$1,043,592	$938,691

The accompanying notes are an integral part of the consolidated financial statements.

Emergent BioSolutions Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Year Ended December 31,
	2015	2014	2013
Revenues:
Product sales	$356,916	$311,881	$257,922
Contract manufacturing	42,968	30,944	-
Contracts, grants and collaborations	122,905	107,313	54,823
Total revenues	522,789	450,138	312,745

Operating expense:
Cost of product sales and contract manufacturing	124,295	118,412	62,127
Research and development	153,997	150,829	119,933
Selling, general and administrative	148,458	122,841	87,883
Income from operations	96,039	58,056	42,802

Other income (expense):
Interest income	572	320	139
Interest expense	(6,523)	(8,240)	-
Other income (expense), net	(319)	2,926	426
Total other income (expense), net	(6,270)	(4,994)	565

Income before provision for income taxes	89,769	53,062	43,367
Provision for income taxes	26,899	16,321	13,108
Net income	62,870	36,741	30,259
Net loss attributable to noncontrolling interest	-	-	876
Net income attributable to Emergent BioSolutions Inc.	$62,870	$36,741	$31,135

Earnings per share - basic	$1.63	$0.98	$0.86
Earnings per share - diluted (1)	$1.41	$0.88	$0.85

Weighted-average number of shares - basic	38,595,435	37,344,891	36,201,283
Weighted-average number of shares - diluted	47,255,842	45,802,807	36,747,556

(1) See Note 18 "Earnings per share" for details on calculation.

The accompanying notes are an integral part of the consolidated financial statements.

Emergent BioSolutions Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(in thousands)

	December 31,
	2015	2014	2013

Net income	$62,870	$36,741	$31,135
Reclassification of cumulative foreign currency translation adjustment to income, net of tax	-	-	58
Foreign currency translations, net of tax	295	457	606
Comprehensive income	$63,165	$37,198	$31,799

The accompanying notes are an integral part of the consolidated financial statements.

Emergent BioSolutions Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income	$62,870	$36,741	$30,259
Adjustments to reconcile to net cash provided by (used in) operating activities:
Stock-based compensation expense	15,848	12,829	11,238
Depreciation and amortization	35,335	32,453	18,958
Deferred income taxes	3,464	16,493	13,858
Non-cash development expenses from joint venture	-	-	(347)
Change in fair value of contingent obligations	(10,599)	3,133	735
Write off of debt issuance costs	-	1,831
Impairment of in-process research and development	9,827	-	-
Impairment of long-lived assets	1,147	-	1,172
Bad debt expense	3,481	-	-
Excess tax benefits from stock-based compensation	(11,281)	(5,987)	(3,099)
Other	271	1,284	51
Changes in operating assets and liabilities:
Accounts receivable	(64,351)	21,405	35,456
Inventories	(11,262)	4,229	518
Income taxes	(3,550)	(4,711)	(7,179)
Prepaid expenses and other assets	2,319	(8,472)	(6,226)
Accounts payable	4,749	(9,279)	(551)
Accrued expenses and other liabilities	45	2,685	7
Accrued compensation	2,680	4,539	2,092
Provision for chargebacks	(8)	299	-
Deferred revenue	3,474	2,846	26
Net cash provided by operating activities	44,459	112,318	96,968
Cash flows from investing activities:
Purchases of property, plant and equipment	(44,812)	(30,673)	(42,021)
Acquisitions, net of acquired cash	(650)	(179,379)	(25,873)
Net cash used in investing activities	(45,462)	(210,052)	(67,894)
Cash flows from financing activities:
Proceeds from convertible debenture, net of bank fees	-	241,588	-
Proceeds from long-term debt obligations	2,000	1,000	62,000
Issuance of common stock upon exercise of stock options	25,961	14,078	6,848
Excess tax benefits from stock-based compensation	11,281	5,987	3,099
Principal payments on long-term indebtedness	-	(62,000)	(62,774)
Contingent obligation payments	(5,693)	(1,579)	(348)
Purchase of treasury stock	(100)	(200)	(213)
Net cash provided by financing activities	33,449	198,874	8,612

Effect of exchange rate changes on cash and cash equivalents	(150)	21	(14)

Net increase in cash and cash equivalents	32,296	101,161	37,672
Cash and cash equivalents at beginning of year	280,499	179,338	141,666
Cash and cash equivalents at end of year	$312,795	$280,499	$179,338

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$7,751	$3,761	$2,055
Cash paid during the year for income taxes	$28,271	$4,711	$6,331
Supplemental information on non-cash investing and financing activities:
Purchases of property, plant and equipment unpaid at year end	$4,379	$5,394	$2,755

The accompanying notes are an integral part of the consolidated financial statements.

Emergent BioSolutions Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders' Equity
(in thousands, except share and per share data)

	$0.001 Par Value Common Stock		Additional Paid-In	Treasury Stock		Accumulated Other Comprehensive	Noncontrolling Interest	Retained	Total Stockholders'
	Shares	Amount	Capital	Shares	Amount	Loss	in Subsidiary	Earnings	Equity
Balance at December 31, 2012	36,272,550	$36	$230,964	(403,158)	$(5,906)	$(4,129)	$770	$220,393	$442,128

Employee equity award plans activity	764,446	1	16,673	-	-	-	-	-	16,674
Non-cash development expenses from joint venture	-	-	-	-	-	-	(347)	-	(347)
Net loss attributable to noncontrolling interest	-	-	-	-	-	-	(876)	-	(876)
Treasury stock	-	-	-	(9,795)	(213)	-	-		(213)
Net income	-	-	-	-	-	-	-	31,135	31,135
Foreign currency translation, net of tax	-	-	-	-	-	664	-	-	664

Balance at December 31, 2013	37,036,996	$37	$247,637	(412,953)	$(6,119)	$(3,465)	$(453)	$251,528	$489,165

Employee equity award plans activity	1,092,876	1	26,585			-	-	-	26,586
Non-cash development expenses from joint venture	-	-	-	-	-	-	453	-	453
Treasury stock	-	-	-	(7,236)	(201)	-	-		(201)
Net income	-	-	-	-	-	-	-	36,741	36,741
Foreign currency translation, net of tax	-	-	-	-	-	457	-	-	457

Balance at December 31, 2014	38,129,872	$38	$274,222	(420,189)	$(6,320)	$(3,008)	$-	$288,269	$553,201

Employee equity award plans activity	1,699,536	2	43,749	-	-	-	-	-	43,751
Treasury stock	-	-	-	(2,641)	(100)	-	-		(100)
Net income	-	-	-	-	-	-	-	62,870	62,870
Foreign currency translation, net of tax	-	-	-	-	-	295	-	-	295

Balance at December 31, 2015	39,829,408	$40	$317,971	(422,830)	$(6,420)	$(2,713)	$-	$351,139	$660,017

The accompanying notes are an integral part of the consolidated financial statements.

Emergent BioSolutions Inc. and Subsidiaries
Notes to consolidated financial statements

1. Nature of the business and organization

Emergent BioSolutions Inc. (the "Company" or "Emergent") is a global specialty biopharmaceutical company seeking to protect and enhance life by offering specialized products to healthcare providers and governments to address medical needs and emerging public health threats. The Company develops, manufactures, and delivers a portfolio of medical countermeasures primarily for government agencies in the areas of biological and chemical threats and emerging infectious diseases. The Company also develops and commercializes therapeutics and other specialty products for hospitals and clinics in the areas of hematology/oncology, transplantation, infectious diseases and autoimmune disorders. The Company has two operating divisions: Biodefense and Biosciences. The Company commenced operations as BioPort Corporation ("BioPort") in September 1998 through an acquisition of the Michigan Biologic Products Institute, which included: acquired rights to the marketed product BioThrax, vaccine manufacturing facilities at a multi-building campus on approximately 12.5 acres in Lansing, Michigan and vaccine development and production know-how. In December 2001, the U.S. Food and Drug Administration ("FDA") approved a supplement to the Company's manufacturing facility license for the manufacture of BioThrax. In June 2004, the Company completed a corporate reorganization ("Reorganization").

As a result of the Reorganization, BioPort became a wholly owned subsidiary of the Company. The Company subsequently renamed and converted this subsidiary to Emergent Biodefense Operations Lansing LLC. The Company acquired a portion of its portfolio of vaccine and therapeutic product candidates through an acquisition of Microscience Limited ("Microscience") in a share exchange in June 2005, and acquisitions of substantially all of the assets, for cash, of Antex Biologics Inc. in May 2003 and ViVacs GmbH, Germany in July 2006. The Company renamed Microscience as Emergent Product Development UK Limited. The assets acquired from Antex are held in an entity incorporated as Emergent Product Development Gaithersburg Inc., and the assets acquired from ViVacs are held in an entity incorporated as Emergent Product Development Germany GmbH. On October 28, 2010, the Company acquired Trubion Pharmaceuticals, Inc. ("Trubion") for cash, equity and contingent value rights. Concurrent with the acquisition, the Company converted Trubion to Emergent Product Development Seattle, LLC. In August 2013, the Company acquired substantially all of the assets of the Health Protective Products Division of Bracco Diagnostics Inc. ("Bracco") for cash along with contingent purchase consideration obligations. In February 2014, the Company acquired all the shares of Cangene Corporation ("Cangene") for cash.

2. Summary of significant accounting policies

Basis of presentation and consolidation

The accompanying consolidated financial statements include the accounts of Emergent and its wholly owned and majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. For investments in variable interest entities, the Company consolidates when it is determined to be the primary beneficiary.

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

Significant customers and accounts receivable

For the years ended December 31, 2015, 2014 and 2013, the Company's primary customer was the U.S. Department of Health and Human Services ("HHS"). For the years ended December 31, 2015, 2014 and 2013, revenues from HHS and HHS agencies comprised 81%, 74% and 95%, respectively, of total revenues and are included in the Company's Biodefense segment. As of December 31, 2015 and 2014, the Company's accounts receivable balances were comprised of 78% and 40%, respectively, from this customer. The overall increase in the percentage of accounts receivable attributed to HHS was due primarily to the timing of payments received for BioThrax product sales from the Centers for Disease Control ("CDC"), an operating division of HHS, under the Company's contract with CDC. As of December 31, 2015 and 2014, unbilled accounts receivable, which is included in accounts receivable, were $18.6 million and $18.9 million, respectively. Unbilled accounts receivable relates to various service contracts for which work has been performed, though invoicing has not yet occurred. Accounts receivable are stated at invoice amounts and consist primarily of amounts due from the U.S. government and collaborative partners, as well as amounts due under reimbursement contracts with other government entities and non-government and philanthropic organizations. If necessary, the Company records a provision for doubtful receivables to allow for any amounts which may be unrecoverable. This provision is based upon an analysis of the Company's prior collection experience, customer creditworthiness and current economic trends.

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

Property, plant and equipment

Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method over the following estimated useful lives:

Buildings	31-39 years
Building improvements	10-39 years
Furniture and equipment	3-15 years
Software	3-7 years or product life
Leasehold improvements	Lesser of the asset life or lease term

Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is credited or charged to operations. Repairs and maintenance costs are expensed as incurred.

The Company capitalizes internal-use software when both (a) the software is internally developed, acquired, or modified solely to meet the entity's internal needs and (b) during the software's development or modification, no substantive plan either exists or is being developed to market the software externally. Capitalization of qualifying internal-use software costs begins when the preliminary project stage is completed, management with the relevant authority, implicitly or explicitly, authorizes and commits to the funding of the software project, and it is probable that the project will be completed and the software will be used to perform the function intended.

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

Because tax laws are complex and subject to different interpretations, significant judgment is required. As a result, the Company make certain estimates and assumptions, in (1) calculating the Company's income tax expense, deferred tax assets and deferred tax liabilities, (2) determining any valuation allowance recorded against deferred tax assets and (3) evaluating the amount of unrecognized tax benefits, as well as the interest and penalties related to such uncertain tax positions. The Company's estimates and assumptions may differ significantly from tax benefits ultimately realized.

In November 2015, the Financial Accounting Standards Board ("FASB") issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes ("ASU No. 2015-17"). The amendments in ASU No. 2015-17 change the presentation requirements for deferred tax assets and liabilities, along with any related valuation allowance, to classify the balances solely as noncurrent on the balance sheet. As a result, each jurisdiction will now only have one net noncurrent deferred tax asset or liability. The amendments in ASU No. 2015-17 are effective for years beginning after December 15, 2017, and early adoption is permitted. The Company has elected to prospectively adopt the accounting standard for the year ended December 31, 2015. Prior periods in the Company's consolidated financial statements were not retrospectively adjusted.

Revenue recognition

The Company recognizes revenues from product sales and contract manufacturing if four basic criteria have been met:

▪	there is persuasive evidence of an arrangement;
▪	delivery has occurred or title has passed to the Company's customer;
▪	the fee is fixed or determinable; and
▪	collectability is reasonably assured.

All revenues from product sales are recorded net of applicable allowances for sales rebates, special promotional programs, and discounts. The Company estimates allowances for revenue reducing obligations using a combination of information received from third parties including market data, inventory reports from major wholesalers, historical information and analysis. These estimates are subject to the inherent limitations of estimates that rely on third-party data, as certain third-party information may itself rely on estimates and reflect other limitations. Provisions for estimated rebates and right of returns along with other allowances, such as discounts and promotional and other credits, are estimated based on historical payment experience, historical relationship to revenues, estimated customer inventory levels and contract terms, and actual discounts offered.

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

Under previous contracts with HHS, the Company invoiced HHS and recognized the related revenues upon delivery of the product to the government carrier, at which time title to the product passed to HHS. Effective September 30, 2011, the Company has a contract with the CDC, to supply up to 44.75 million doses of BioThrax over a five year period. Under the Company's contract with the CDC, the Company invoices the CDC and recognizes the related revenue upon acceptance by the government at delivery site, at which time title to the product passes to the CDC.

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

Milestones are considered substantive if all of the following conditions are met: (1) the milestone is non-refundable, (2) achievement of the milestone was not reasonably assured at the inception of the arrangement, (3) substantive effort is involved to achieve the milestone, and (4) the amount of the milestone appears reasonable in relation to the effort expended. Payments received in advance of work performed are recorded as deferred revenue.

The Company generates contract and grant revenue from cost-plus-fee contracts. Revenues on reimbursable contracts are recognized as costs are incurred, generally based on allowable costs incurred during the period, plus any recognizable earned fee. The Company considers fixed fees under cost-plus-fee contracts to be earned in proportion to the allowable costs incurred in performance of the contract. The Company analyzes costs for contracts and reimbursable grants to ensure reporting of revenues gross versus net is appropriate. For each of the three years in the period ended December 31, 2015, the costs incurred under the contracts and grants approximated the revenue earned.

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

In May 2014, the FASB issued ASU No. 2014-09, Summary and Amendments That Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs—Contracts with Customers (Subtopic 340-40). ASU No. 2014-09 supercedes the revenue recognition requirements in Topic 605, Revenue Recognition, as well as most industry-specific guidance, and significantly enhances comparability of revenue recognition practices across entities and industries by providing a principles-based, comprehensive framework for addressing revenue recognition issues. In order for a provider of promised goods or services to recognize as revenue the consideration that it expects to receive in exchange for the promised goods or services, the provider should apply the following five steps: (1) identify the contract with a customer(s); (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU No. 2014-09 also specifies the accounting for some costs to obtain or fulfill a contract with a customer and provides enhanced disclosure requirements. The FASB has deferred ASU No. 2014-09 for one year, and with that deferral, the standard will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, which for the Company will be its 2018 first quarter. The Company is permitted to use either the retrospective or the modified retrospective method when adopting ASU No. 2014-09. The Company is still assessing the potential impact that ASU No. 2014-09 will have on its financial statements and disclosures, but believe that there could be changes to the revenue recognition for government contracts and its collaboration agreement.

Mergers and Acquisitions

In a business combination, the acquisition method of accounting requires that the assets acquired and liabilities assumed be recorded as of the date of the merger or acquisition at their respective fair values with limited exceptions. Assets acquired and liabilities assumed in a business combination that arise from contingencies are recognized at fair value if fair value can reasonably be estimated. If the acquisition date fair value of an asset acquired or liability assumed that arises from a contingency cannot be determined, the asset or liability is recognized if probable and reasonably estimable; if these criteria are not met, no asset or liability is recognized. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Accordingly, the Company may be required to value assets at fair value measures that do not reflect the Company's intended use of those assets. Any excess of the purchase price (consideration transferred) over the estimated fair values of net assets acquired is recorded as goodwill. Transaction costs and costs to restructure the acquired company are expensed as incurred. The operating results of the acquired business are reflected in the Company's consolidated financial statements after the date of the merger or acquisition. If the Company determines the assets acquired do not meet the definition of a business under the acquisition method of accounting, the transaction will be accounted for as an acquisition of assets rather than a business combination and, therefore, no goodwill will be recorded.

The fair values of intangible assets, including acquired in-process research and development ("IPR&D"), are determined utilizing information available near the merger or acquisition date based on expectations and assumptions that are deemed reasonable by management. Given the considerable judgment involved in determining fair values, the Company typically obtains assistance from third-party valuation specialists for significant items. Amounts allocated to acquired IPR&D are capitalized and accounted for as indefinite-lived intangible assets. Upon successful completion of each project, the Company will make a separate determination as to the then useful life of the asset and begin amortization. The judgments made in determining estimated fair values assigned to assets acquired and liabilities assumed in a business combination, as well as asset lives, can materially affect the Company's results of operations.

The fair values of identifiable intangible assets related to currently marketed products and product rights are primarily determined by using an "income approach" through which fair value is estimated based on each asset's discounted projected net cash flows. The Company's estimates of market participant net cash flows consider historical and projected pricing, margins and expense levels, the performance of competing products where applicable, relevant industry and therapeutic area growth drivers and factors, current and expected trends in technology and product life cycles, the time and investment that will be required to develop products and technologies, the ability to obtain marketing and regulatory approvals, the ability to manufacture and commercialize the products, the extent and timing of potential new product introductions by the Company's competitors, and the life of each asset's underlying patent, if any. The net cash flows are then probability-adjusted where appropriate to consider the uncertainties associated with the underlying assumptions, as well as the risk profile of the net cash flows utilized in the valuation. The probability-adjusted future net cash flows of each product are then discounted to present value utilizing an appropriate discount rate.

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

In process research and development and long-lived assets

The Company assesses IPR&D assets for impairment on an annual basis or more frequently if indicators of impairment are present. The Company's annual assessment includes a comparison of the fair value of IPR&D assets to existing carrying value, and recognizes an impairment when the carrying value is greater than the determined fair value. The Company believes that the assumptions used in valuing the intangible and IPR&D assets are reasonable and are based upon its best estimate of likely outcomes of sales and clinical development. The underlying assumptions and estimates used to value these assets are subject to change in the future, and actual results may differ significantly from the assumptions and estimates. The Company has selected October 1 as its annual impairment test date for indefinite-lived intangible assets.

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

Goodwill

The Company assesses the carrying value of goodwill on an annual basis, or whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable, to determine whether any impairment in this asset may exist and, if so, the extent of such impairment. The provisions of the relevant accounting guidance require that the Company perform a two-step impairment test. In the first step, the Company compares the fair value of its reporting unit to the carrying value of the reporting unit. If the carrying value of the reporting unit exceeds the fair value of the reporting unit, then the second step of the impairment test is performed in order to determine the implied fair value of the reporting unit's goodwill. If the carrying value of the reporting unit's goodwill exceeds its implied fair value, an impairment loss equal to the difference is recognized. The Company calculates the fair value of the reporting unit utilizing the income approach. The income approach utilizes a discounted cash flow model, using a discount rate based on the Company's estimated weighted average cost of capital. The Company also evaluates goodwill for all reporting units using the qualitative assessment method, which permits companies to qualitatively assess whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. The Company considers developments in its operations, the industry in which it operates and overall macroeconomic factors that could have affected the fair value of the reporting unit since the date of the most recent quantitative analysis of a reporting unit's fair value.

The determination of the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. The estimates and assumptions used in calculating fair value include identifying future cash flows, which requires that the Company makes a number of critical legal, economic, market and business assumptions that reflect best estimates as of the testing date. The Company's assumptions and estimates may differ significantly from actual results, or circumstances could change that would cause the Company to conclude that an impairment now exists or that it previously understated the extent of impairment. The Company selected October 1 as its annual impairment test date.

Contingent Consideration

The Company records contingent consideration associated with (a) sales based royalties and (b) development and regulatory milestones at fair value. The fair value model used to calculate this obligation is based on the income approach (a discounted cash flow model) that has been risk adjusted based on the probability of achievement of net sales and achievement of the milestones. The inputs the Company use for determining the fair value of the contingent consideration associated with sales based royalties and development and regulatory milestones are Level 3 fair value measurements. The Company re-evaluates the fair value on a quarterly basis. Changes in the fair value can result from adjustments to the discount rates and updates in the assumed timing of or achievement of net sales. Any future increase in the fair value of the contingent consideration associated with sales based royalties along with development and regulatory milestones are based on an increased likelihood that the underlying net sales or milestones will be achieved.

The associated payment or payments which will therefore become due and payable for sales based royalties associated with marketed products will result in a charge to cost of product sales and contract manufacturing in the period in which the increase is determined. Similarly, any future decrease in the fair value of contingent consideration associated with sales based royalties will result in a reduction in cost of product sales and contract manufacturing. The changes in fair value for potential future sales based royalties associated with product candidates in development will result in a charge to selling, general and administrative expense in the period in which the increase is determined. Similarly, any future decrease in the fair value of contingent consideration associated with potential future sales based royalties for products candidates will result in a reduction in selling, general and administrative expense.

The associated payment or payments which will therefore become due and payable for development and regulatory milestones will result in a charge to research and development expense in the period in which the increase is determined. Similarly, any future decrease in the fair value for development and regulatory milestones will result in a reduction in research and development expense.

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

Foreign currencies

Except for the Company's Canadian subsidiaries, the local currency is the functional currency for the Company's foreign subsidiaries and, as such, assets and liabilities are translated into U.S. dollars at year-end exchange rates. Income and expense items are translated at average exchange rates during the year. Translation adjustments resulting from this process are charged or credited to other comprehensive income. The Company's Canadian subsidiaries functional currency is U.S. dollars due primarily to a significant amount of the transactions of the subsidiaries being denominated in U.S. dollars.

Capitalized interest

The Company capitalizes interest based on the cost of major ongoing capital projects which have not yet been placed in service. For the years ended December 31, 2015, 2014 and 2013, the Company incurred interest of $7.8 million, $7.5 million and $2.0 million, respectively. Of these amounts, the Company capitalized $2.9 million, $2.5 million and $2.0 million, respectively.

Certain risks and uncertainties

The Company has derived a majority of its revenue from sales of BioThrax under contracts with the U.S. government. The Company's current CDC contract does not necessarily increase the likelihood that it will secure future comparable contracts with the U.S. government. The Company expects that a significant portion of the business that it will seek in the near future, in particular for BioThrax, will be under government contracts that present a number of risks that are not typically present in the commercial contracting process. U.S. government contracts for BioThrax are subject to unilateral termination or modification by the government. The Company may fail to achieve significant sales of BioThrax to customers in addition to the U.S. government, which would harm its growth opportunities. The Company may not be able to sustain or increase profitability. The Company may not be able to manufacture BioThrax consistently in accordance with FDA specifications.

Earnings per share

The Company calculates basic earnings per share by dividing net income by the weighted average number of shares of common stock outstanding during the period.

For the years ended December 31, 2015 and 2014, the Company calculated diluted earnings per share using the if-converted method by dividing the adjusted net income by the adjusted weighted average number of shares of common stock outstanding during the period. The adjusted net income is adjusted for interest expense and amortization of debt issuance cost, both net of tax, associated with the Company's 2.875% Convertible Senior Notes due 2021 (the "Notes"). The weighted average number of diluted shares is adjusted for the potential dilutive effect of the exercise of stock options and the vesting of restricted stock units along with the assumption of the conversion of the Notes, each at the beginning of the period.

For the year ended December 31, 2013, diluted earnings per share is computed using the treasury method by dividing net income by the weighted average number of shares of common stock outstanding during the period, adjusted for the potential dilutive effect of other securities if such securities were converted or exercised.

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

On May 22, 2014, the Company's shareholders approved an amendment to the 2006 Plan, which increased the number of shares of common stock available for issuance under plan awards by 4.0 million. As part of this amendment, awards of restricted stock units granted after May 22, 2014 are counted against the maximum aggregate number of shares of common stock available for issuance under the 2006 Plan as 2.3 shares of common stock for every one restricted stock unit granted. The maximum number of shares subject to awards that may be granted per year under the 2006 Plan to a single participant is 1.0 million.

As of December 31, 2015, an aggregate of 15.2 million shares of common stock were authorized for issuance under the 2006 Plan, of which a total of 3.4 million shares of common stock remain available for future awards to be made to plan participants. The exercise price of each option must be not less than 100% of the fair market value of the shares underlying such option on the date of grant. Awards granted under the 2006 Plan have a contractual life of no more than 10 years. The terms and conditions of equity awards (such as price, vesting schedule, term and number of shares) under the Emergent Plans are determined by the compensation committee of the Company's board of directors, which administers the Emergent Plans. Each equity award granted under the Emergent Plans vests as specified in the relevant agreement with the award recipient and no option can be exercised after ten years from the date of grant.

On May 17, 2012, the Company's shareholders approved the 2012 Employee Stock Purchase Plan ("ESPP"). All employees of the Company are eligible to participate in the ESPP, except those owning 5% or more of the Company's stock. One million shares of common stock have been authorized for issuance under the ESPP. The ESPP has two plan periods each year: December 1 to May 31 and June 1 to November 30. Employees are permitted to contribute between 1% and 10% of compensation during a plan period. The ESPP allows for employees to purchase shares of the Company's stock at a 15% discount at the end of each plan period based on the share price at that time. The maximum number of shares an employee may purchase during any plan period is 800 shares. The Company utilizes the Black-Scholes valuation model for estimating the fair value of all shares under its ESPP. The fair value of each ESPP share is estimated at the beginning of each plan period.

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

	Year Ended December 31,
	2015	2014	2013
Expected dividend yield	0%	0%	0%
Expected volatility	34-35%	35-38%	39-49%
Risk-free interest rate	1.27-1.61%	1.14-1.65%	0.32-0.70%
Expected average life of options	4.3 years	4.5 years	4.4 years

▪	Expected dividend yield — the Company does not pay regular dividends on its common stock and does not anticipate paying any dividends in the foreseeable future.
▪	Expected volatility — a measure of the amount by which a financial variable, such as share price, has fluctuated (historical volatility) or is expected to fluctuate (implied volatility) during a period. The Company analyzed its own historical volatility to estimate expected volatility over the same period as the expected average life of the options.
▪	Risk-free interest rate — the range of U.S. Treasury rates with a term that most closely resembles the expected life of the option as of the date on which the option is granted.
▪	Expected average life of options — the period of time that options granted are expected to remain outstanding, based primarily on the Company's expectation of optionee exercise behavior subsequent to vesting of options.

3. Acquisitions

EV-035 series of molecules

On December 17, 2014, the Company acquired the EV-035 series of molecules from Evolva Holding SA ("Evolva") for $1.5 million in cash along with contingent consideration payable to Evolva, triggered upon the future achievement of various milestones. The EV-035 series is a group of novel small molecule broad spectrum antibiotics of the 4-oxoquinolizine class and targets bacterial type IIa topoisomerase. The lead molecule in the series, GC-072, had demonstrated protection in vivo from lethal B. pseudomallei infection when administered orally. GC-072 is being developed as a potential oral and intravenous treatment for B. pseudomallei under a three-year, $15.0 million contract with the Defense Threat Reduction Agency ("DTRA") of the U.S. Department of Defense. B. pseudomallei is a gram-negative pathogen classified by the CDC as a Category B bioterrorism agent and a priority threat capable of being easily weaponized and disseminated. The acquisition diversifies the Biodefense segment by adding a preclinical stage product candidate that is currently being funded through preclinical development. The acquisition has been accounted for as a business combination. The Company's fair values are based on the information, which have no observable market (Level 3), that was available as of the acquisition date.

The contingent value rights are based on the novation of the DTRA contract ($4.0 million) along with the achievement of certain development ($15.0 million) and regulatory filing ($50.0 million) milestones. In addition, the Company is required to make sales-based royalty payments of between 5%-10% based on levels of annual net sales.

During the first half of 2015, based on facts that existed at the date of acquisition, the Company obtained additional information and analysis and recast the fair value of the total purchase consideration transferred to Evolva via a measurement period adjustment, as follows.

The table below summarizes the total purchase price:

(in thousands)	Purchase Price	Measurement Period Adjustment	Recast Purchase Price
Amount of cash paid to Evolva Holdings SA	$1,500	$-	$1,500
Fair value of contingent consideration	28,200	(6,571)	21,629
Total purchase price	$29,700	$(6,571)	$23,129

In conjunction with the revision to the total purchase price and based on this same information and analysis, the Company has recast of the fair value of the in-process research and development ("IPR&D") asset attributed to the EV-035 series of molecules, via a measurement period adjustment through June 30, 2015. The table below summarizes the recast allocation of the purchase price based upon fair values of assets acquired.

(in thousands)	Purchase Price Allocation	Measurement Period Adjustment	Recast Purchase Price Allocation
Acquired intangible assets	$27,700	$(17,172)	$10,528
Goodwill	2,000	10,601	12,601
Total purchase price	$29,700	$(6,571)	$23,129

The recast fair value was determined using the income approach, which discounts expected future cash flows to present value. The Company estimated the fair value using a discount rate of 12%. The Company believes this rate is comparable to the estimated internal rate of return for the acquisition and represents the rate that market participants would use to value this IPR&D asset. The projected cash flows for EV-035 series of molecules were based on key assumptions including: estimates of revenues and operating profits considering its stage of development on the acquisition date, the time and resources needed to complete the development and approval of the product candidate, the life of the potential commercialized product and associated risks, including the inherent difficulties and uncertainties in developing a product candidate, such as obtaining marketing approval from the FDA and other regulatory agencies, and risks related to the viability of and potential for alternative treatments in any future target markets. IPR&D assets are considered to be indefinite-lived until the completion or abandonment of the associated research and development efforts.

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

In addition, the Company has reflected the impact of the above adjustments to the disclosures in Notes 4 and 9.

In September 2015, the Company received data for the leading molecule in the series, GC-072, that indicated a potential toxicity issue. The Company considered this information an indicator of impairment of the related EV-035 series of molecules IPR&D asset, and completed an impairment assessment of this asset. Based on this assessment, the Company recorded a non-cash impairment charge of $9.8 million, which is included in the Company's statement of operations as research and development expense within the Biodefense segment. The remaining carrying value of the EV-035 series of molecules IPR&D asset of $0.7 million is included in the Biodefense segment. The impairment assessment was performed using the income approach which discounts expected future cash flows to present value. The projected cash flows for the EV-035 series of molecules were based on key assumptions including: estimates of revenues and operating profits considering its stage of development, the time and resources needed to complete the development and approval of the product candidate, the life of the potential commercialized product and associated risks, including the inherent difficulties and uncertainties in developing a product candidate, such as obtaining marketing approval from the FDA and other regulatory agencies, and risks related to the viability of and potential for alternative treatments in any future target markets.

As a result of the impairment of the EV-035 series of molecules IPR&D asset, the Company also performed an interim goodwill qualitative impairment assessment of the Biodefense Therapeutics and Vaccines reporting unit, a component of the Biodefense segment, which contains $22.0 million of the goodwill reported on the Company's consolidated balance sheets as of September 30, 2015. Based on the assessment, the Company concluded that the goodwill was not impaired.

The fair value of contingent consideration obligations are based on management's assessment of certain development and regulatory milestones, along with updates in the assumed achievement of potential future net sales for the EV-035 series of molecules, which are inputs that have no observable market (Level 3). For year ended December 31, 2015, the contingent consideration obligation decreased by $9.4 million. The change was primarily due to the estimated timing and probability of success for certain development and regulatory milestones and the estimated timing and volume of potential future sales of EV-035. For the year ended December 31, 2015, $3.2 million and $6.2 million, respectively, of the adjustment was recorded in the Company's statement of operations as a reduction in selling, general and administrative expense and research and development expense within the Biodefense segment. During the year ended December 31, 2015, the Company received novation of the DTRA contract and paid the $4.0 million milestone to Evolva in the second quarter of 2015.

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

The table below summarizes the fair value of intangible assets acquired and the estimated amortization periods:

		Amortization
		Period
( in thousands)	Amount	in years

Corporate Trade Name	$2,800	5.0
Marketed Products	8,100	10.0
Licensed Products	3,100	7.0
Biodefense Products	16,700	12.0
Contract Manufacturing	5,500	8.0

Total identified intangible assets	$36,200

The Company determined the fair value of the intangible assets using the income approach, which is based on the present value of future cash flows. The fair value measurements are based on significant unobservable inputs that are developed by the Company using estimates and assumptions of the respective market and market penetration of the Company's products.

A portion of the assets acquired from Cangene consisted of intangible assets. The Marketed Products intangible asset consists of WinRho® SDF [Rho(D) Immune Globulin Intravenous (Human)] and VARIZIG® (Varicella Zoster Immune Globulin (Human)]. The Licensed Products intangible asset primarily consists of HepaGam B® (Hepatitis B Immune Globulin Intravenous (Human). The Biodefense Products intangible asset consists of BATTM [Botulism Antitoxin Heptavalent (A, B, C, D, E, F, G)-Equine], Anthrasil (Anthrax Immune Globulin Intravenous (Human)) and VIGIV (Vaccinia Immune Globulin Intravenous (Human)). The Contract Manufacturing intangible asset is primarily related to contract manufacturing contracts with current and expected future third-party customers.

The Company determined the fair value of the Marketed, Licensed and Biodefense Products intangible assets using the income approach with a present value discount rate of 15%, based on the estimated weighted-average cost of capital for companies with profiles substantially similar to that of Cangene. This is comparable to the estimated internal rate of return for the acquisition and represents the rate that market participants would use to value these intangible assets. The projected cash flows from these Marketed, Licensed and Biodefense Products intangible assets were based on key assumptions, including: estimates of revenues and operating profits, the life of the potential commercialized product and associated risks, and risks related to the viability of and potential alternative treatments in any future target markets.

The Company determined the fair value of the Contract Manufacturing intangible asset using the income approach with a present value discount rate of 15%, based on the estimated weighted-average cost of capital for companies with profiles substantially similar to that of Cangene. This is comparable to the estimated internal rate of return for the acquisition and represents the rate that market participants would use to value this intangible asset. The projected cash flows from the Contract Manufacturing intangible asset were based on key assumptions, including: estimates of revenues and operating profits, and viability of attaining/maintaining future third-party manufacturing relationships with the Company's customers.

The Company determined the fair value of the Corporate Trade Name intangible asset using the relief of royalty method with a present value discount rate of 15%, based on the estimated weighted-average cost of capital for companies with profiles substantially similar to that of Cangene. This is comparable to the estimated internal rate of return for the acquisition and represents the rate that market participants would use to value this intangible asset.

The intangible asset associated with IPR&D acquired from Cangene is the IXINITY product candidate. Management determined that the estimated acquisition-date fair value of intangible assets related to IPR&D was $8.3 million. The estimated fair value was determined using the income approach, which discounts expected future cash flows to present value. The Company estimated the fair value using a present value discount rate of 16%, which is based on the estimated weighted-average cost of capital for companies with that profiles substantially similar to that of Cangene and IPR&D assets at a similar stage of development as IXINITY. This is comparable to the estimated internal rate of return for the acquisition and represents the rate that market participants would use to value the IPR&D. The projected cash flows for IXINITY were based on key assumptions including: estimates of revenues and operating profits, considering its stage of development on the acquisition date, the time and resources needed to complete the development and approval of the product candidate, the life of the potential commercialized product and associated risks, including the inherent difficulties and uncertainties in developing a product candidate, such as obtaining marketing approval from the FDA and other regulatory agencies, and risks related to the viability of and potential for alternative treatments in any future target markets. IPR&D assets are considered to be indefinite-lived until the completion or abandonment of the associated research and development efforts (see Note 9).

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

4. Fair value measurements

  The following table represents the Company's fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis:

	At December 31, 2015
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment in money market funds (1)	$3,323	$-	$-	$3,323
Total assets	$3,323	$-	$-	$3,323

Liabilities:
Contingent consideration	$-	$-	$25,599	$25,599
Total liabilities	$-	$-	$25,599	$25,599

	At December 31, 2014
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment in money market funds (1)	$8,069	$-	$-	$8,069
Total assets	$8,069	$-	$-	$8,069

Liabilities:
Contingent price consideration	$-	$-	$41,086	$41,086
Total liabilities	$-	$-	$41,086	$41,086

(1) Included in cash and cash equivalents in accompanying consolidated balance sheets.

As of December 31, 2015 and 2014, the Company did not have any transfers between Level 1 and Level 2 assets or liabilities.

In addition to the contingent consideration obligations to Evolva, the fair value of contingent consideration obligations changes as a result of management's assessment of adjustments to the discount rates and updates in the assumed and actual achievement of future net sales for RSDL and HepaGam B, which are inputs that have no observable market (Level 3). For the years ended December 31, 2015 and 2014, the contingent purchase consideration obligation decreased by $1.2 million and increased by $3.1 million, respectively. The decrease and increase are primarily due to an adjustment to the actual and expected timing and volume of RSDL and HepaGam B sales. The changes for RSDL and HepaGam b are classified in the Company's statement of operations as cost of product sales and contract manufacturing, within the Biodefense and Biosciences segments, respectively.

The following table is a reconciliation of the beginning and ending balance of the liabilities measured at fair value using significant unobservable inputs (Level 3) during the years ended December 31, 2015 and 2014.
(in thousands)
Balance at December 31, 2013	$16,619
Expense (income) included in earnings	3,133
Settlements	(1,579)
Purchases, sales and issuances	22,913
Transfers in/(out) of Level 3	-
Balance at December 31, 2014	$41,086
Expense (income) included in earnings	(10,599)
Settlements	(5,693)
Purchases, sales and issuances	805
Transfers in/(out) of Level 3	-
Balance at December 31, 2015	$25,599

Separate disclosure is required for assets and liabilities measured at fair value on a recurring basis from those measured at fair value on a non-recurring basis. As of December 31, 2015, the EV-035 series of molecules IPR&D asset was measured at fair value on a non-recurring basis due to the toxicity issue. As of December 31, 2015, the assets acquired and liabilities assumed as part of the December 2014 acquisition of the EV-035 series of molecules were measured at fair value on a non-recurring basis. During the year ended December 31, 2014, the assets acquired and liabilities assumed as part of the February 2014 acquisition of Cangene Corporation and EV-035 series of molecules acquisitions (Note 3) and the evaluation of the IXINITY IPR&D asset for impairment (Note 9) were measured at fair value on a non-recurring basis.

5. MorphoSys collaboration agreement

In August 2014, the Company entered into a collaboration agreement ("MorphoSys Agreement") with MorphoSys AG ("MorphoSys") for the joint worldwide development and commercialization of MOR209/ES414, a targeted immunotherapeutic protein, which activates host T-cell immunity specifically against cancer cells expressing prostate specific membrane antigen, an antigen commonly overexpressed on prostate cancer cells. MOR209/ES414 was constructed using the Company's proprietary ADAPTIR platform technology. In accordance with the initial terms of the MorphoSys Agreement, the Company received a nonrefundable $20.0 million upfront payment and could have received up to $163.0 million in additional contingent payments, of which $80.0 million and $83.0 million, respectively, were due upon the achievement of specified development and regulatory milestones. The Company determined that payments for the achievement of the development and regulatory milestones are substantive milestones and will be accounted for as revenue in the period in which the milestone is achieved. MorphoSys and the Company jointly fund further development of Mor209/ES414, with the Company responsible for 36% of the total development costs and MorphoSys responsible for the remainder, with the funding requirement capped at $186.0 million. The Company retains commercialization rights in the U.S. and Canada, with a tiered royalty obligation to MorphoSys, ranging from mid-single digit up to 20%. MorphoSys has worldwide commercialization rights excluding the U.S. and Canada, with a low single digit royalty obligation to the Company. The Company's current obligations under the collaboration includes the performance of non-clinical, clinical, manufacturing and regulatory activities.

In December 2015, after a joint review of data from the ongoing Phase 1 dose escalation study of MOR209/ES414 in prostate cancer patients, the Company and MorphoSys decided to adjust the dosing regimen and administration of MOR209/ES414. The Company plans to continue the current clinical trial under an amended protocol with recruitment to start around mid-2016. As a result of the required dosing regimen and administration change and the impact to overall development timeline and technical risk, the co-development agreement with MorphoSys was re-structured. In December 2015, the Company and MorphoSys amended the collaboration agreement to decrease the additional contingent payments due upon the achievement of specified development and regulatory milestones to $32.5 million and $41.5 million, respectively. In addition, the amended collaboration agreement changed the total expected funding requirement for the Company to $460.0 million and changed the jointly funded development cost allocation to the following:

·	2016: Company is responsible for 75%; MorphoSys responsible for 25%
·	2017-2018: Company is responsible for 49%; MorphoSys responsible for 51%
·	2019 and beyond: Company is responsible for 36%; MorphoSys responsible for 64%

The Company evaluated the MorphoSys Agreement and determined that it was a revenue arrangement with multiple deliverables, or performance obligations. The Company determined there were two units of accounting under the collaboration agreement with MorphoSys: (1) the delivered license to further develop and commercialize MOR209/ES414 and (2) undelivered items related to development services. The Company determined that the license had stand-alone value as the drug candidate has been (1) developed and is currently Phase 1 clinical trial ready, (2) MorphoSys possesses the knowledge, technology, skills, experience and infrastructure necessary to complete all further development of the drug through commercialization, and (3) MorphoSys has the right to further sublicense the product. The Company allocated the $20.0 million upfront payment to the two units of accounting using the relative selling price method. The Company determined the estimated selling price for the license using the income approach and a discount rate of 12%. The estimated selling price includes unobservable inputs (Level 3), such as estimates of revenues and operating margins; the time and resources needed to complete the development and approval of the product candidate; and the risk related to the viability of and potential for alternative treatments. The Company determined the estimated selling price of the development services unit of accounting based on the estimated number of full-time equivalent personnel at the contractual rate as defined in the MorphoSys Agreement, which represents the approximate terms of other service related contracts both entered by the Company and observed generally through other collaboration negotiations. The allocation resulted in $15.3 million of the upfront payment being allocated to the license and $4.7 million being allocated to the development services. The Company determined the license fee unit of accounting was delivered on the date the MorphoSys agreement was executed and therefore has recognized revenue of $15.3 million, which is included in contracts, grants and collaborations revenues within the Company's Biosciences segment. Revenue related to the undelivered item will be recognized as the services are performed. The current estimated service period for the undelivered item under the MorphoSys Agreement is through 2022.

The amount allocable to the units of accounting is limited to the amount that is not contingent upon the delivery of additional items or meeting other specified performance conditions (the noncontingent amount). As such, the Company excluded from the allocable arrangement consideration the milestone payments and royalties regardless of the probability of receipt.

For the years ended December 31, 2015 and 2014, respectively, the collaboration provides for sharing of development and clinical costs, with the Company responsible for 36% of such costs and MorphoSys responsible for the remainder. In the event the Company's share of the total cost for a given quarter exceeds 36% of the total costs for the project, the Company records a net receivable in its financial statements equal to the difference between the Company's costs and 36% of the total costs for the period, and reduces research and development expense in this amount. For the years ended December 31, 2015 and 2014, the Company has recorded a net reduction to research and development expense of $4.3 million and $1.5 million, respectively. During the year ended December 31, 2015, the Company received a $5.0 million milestone payment from MorphoSys reflecting the initiation of a Phase I clinical study to evaluate the safety, tolerability, and clinical activity of MOR209/ES414 in patients with metastatic castration-resistant prostate cancer. The Company recorded this payment in contracts, grants and collaborations revenue within the Company's statement of operations.

As of December 31, 2015 and 2014, accounts receivable from MorphoSys was $0.5 million and $1.0 million, respectively. As of December 31, 2015 and 2014, deferred revenue related to the MorphoSys Agreement consisted of $0.7 million and $0.9 million and $3.2 million and $3.5 million of current and long-term deferred revenue, respectively.

6. Accounts receivable

Accounts receivable consist of the following:

	December 31,
(in thousands)	2015	2014
Billed	$102,155	$39,948
Unbilled	18,612	18,886
Total	$120,767	$58,834

For the year ended December 31, 2015, the Company recorded an allowance for doubtful accounts for a customer account of approximately $3.5 million within the Company's Biosciences segment. As of December 31, 2014, no allowance for doubtful accounts was recorded as the collection history from the Company's customers indicated that collection was probable.

7. Inventories

Inventories consist of the following:

	December 31,
(in thousands)	2015	2014
Raw materials and supplies	$23,099	$17,375
Work-in-process	37,209	33,477
Finished goods	16,628	14,822
Total inventories	$76,936	$65,674

8. Property, plant and equipment

Property, plant and equipment consist of the following:

	December 31,
(in thousands)	2015	2014
Land and improvements	$16,520	$12,838
Buildings, building improvements and leasehold improvements	111,060	107,202
Furniture and equipment	136,528	130,131
Software	39,784	25,354
Construction-in-progress	127,489	117,884
	431,381	393,409
Less: Accumulated depreciation and amortization	(99,525)	(79,430)
Total property, plant and equipment, net	$331,856	$313,979

For the years ended December 31, 2015 and 2014, construction-in-progress primarily included costs related to Building 55, the Company's large-scale manufacturing facility, for which the Company is in the process of receiving regulatory approval.

Depreciation and amortization expense was $24.5 million, $23.0 million and $17.0 million for the years ended December 31, 2015, 2014 and 2013, respectively. The increase in depreciation expense for December 31, 2014 as compared to December 31, 2013 was primarily due to the Company's Baltimore facility being placed-in-service in December 2013.

For the years ended December 31, 2015 and 2014, the Company had $10.7 million and $2.4 million, respectively, of capitalized software development costs. For the year ended December 31, 2015, the Company recorded amortization of capitalized software of $0.4 million. There was no amortization of capitalized software costs for the year ended December 31, 2014 and 2013.

9. Intangible assets, in-process research and development and goodwill

For the year ended December 31, 2015, the Company had $41.8 million of IPR&D assets included in the Biosciences business segment related to the Company's otlertuzumab product candidate. For the year ended December 31, 2014, the Company had $50.1 million of IPR&D assets included in the Biosciences business segment. This included $41.8 million related to the Company's otlertuzumab product candidate and $8.3 million related to the Company's IXINITY product candidate.

On April 29, 2015, the FDA approved IXINITY for the treatment of Hemophilia B. As a result of the approval, the $8.3 million IXINITY IPR&D asset was reclassified to intangible assets in the Company's consolidated balance sheets and is being amortized over 10 years from the approval date.

The Company completed its annual impairment assessments for its IPR&D assets and goodwill as of October 1, 2015 and 2014, respectively, and determined that the fair value of the Company's IPR&D assets and reporting units was significantly in excess of carrying value. As of October 1, 2015, the Company performed a qualitative assessment of goodwill associated with the Bioscience Therapeutics and the Bioscience Contract Manufacturing reporting units, components of the Biosciences segment, along with the Biodefense Medical Device and the Biodefense Therapeutics and Vaccines reporting units, components of the Biodefense segment. As of October 1, 2014, the Company performed a quantitative assessment of goodwill associated with the Bioscience Therapeutics and Contract Manufacturing reporting units, along with the Biodefense Medical Device reporting unit. As of October 1, 2014, the Company performed a qualitative assessment of goodwill associated with the Biodefense Therapeutics and Vaccines reporting unit.

Intangible assets consisted of the following:

	Biodefense	Biosciences
(in thousands)	Segment	Segment	Total
Cost basis
Balance at December 31, 2014	$48,799	$19,500	$68,299
Additions	-	8,300	8,300
Balance at December 31, 2015	$48,799	$27,800	$76,599

Accumulated amortization
Balance at December 31, 2014	$(7,820)	$(2,135)	$(9,955)
Amortization	(6,209)	(3,060)	(9,269)
Balance at December 31, 2015	$(14,029)	$(5,195)	$(19,224)

Net book value at December 31, 2015	$34,770	$22,605	$57,375

Amortization expense consisted of the following:

	December 31,
(in thousands)	2015	2014	2013

Biodefense segment	$6,209	$5,869	$1,951
Biosciences segment	3,060	2,135	-
Total amortization expense	$9,269	$8,004	$1,951

As of December 31, 2015, the weighted average amortization period remaining for intangible assets in the Biodefense and Biosciences segments was 88 and 90 months, respectively.

Future amortization expense as of December 31, 2015 is as follows:

(in thousands)
2016	$8,976
2017	8,300
2018	8,300
2019	7,821
2020 and beyond	23,978
Total remaining amortization	$57,375

The following table is a summary of changes in goodwill by reporting unit:

(in thousands)	Biosciences therapeutics	Biosciences contracts manufacturing	Biodefense therapeutics and vaccines	Biodefense medical device(s)	Total
Cost Basis
Balance at December 31, 2014	$13,902	$6,736	$22,031	$9,916	$52,585
Additions	-	-	2,317	-	2,317
Balance at December 31, 2015	$13,902	$6,736	$24,348	$9,916	$54,902

10. Long-term debt

On January 29, 2014, the Company issued $250.0 million aggregate principal amount of 2.875% Convertible Senior Notes due 2021 (the "Notes"). The Notes bear interest at a rate of 2.875% per year, payable semi-annually in arrears on January 15 and July 15 of each year. The Notes mature on January 15, 2021, unless earlier purchased by the Company or converted. The conversion rate is equal to 30.8821 shares of common stock per $1,000 principal amount of notes (which is equivalent to a conversion price of approximately $32.38 per share of common stock). The conversion rate is subject to adjustment upon the occurrence of certain specified events but will not be adjusted for accrued and unpaid interest. The Company incurred approximately $8.3 million in debt issuance costs associated with the Notes, which has been capitalized on the consolidated balance sheets and is being amortized over seven years.

On December 11, 2013, the Company entered into a senior secured credit agreement (the "Credit Agreement") with three lending financial institutions. The Credit Agreement originally provided for a revolving credit facility of up to $100.0 million through December 11, 2018 (or such earlier date required by the terms of the Credit Agreement) and a term loan facility of up to $125.0 million to be drawn in full, if at all, on or prior to March 31, 2014. In connection with the Credit Agreement, the Company borrowed $62.0 million under the revolving credit facility primarily to repay obligations under existing loan agreements. On January 29, 2014, in connection with the Company's issuance of the Notes, the unused $125.0 million term loan portion of the Credit Agreement terminated automatically in accordance with the terms of the Credit Agreement. In addition, following the closing of the Notes offering, the Company repaid the $62.0 million outstanding indebtedness under the revolving credit facility, which restored the full $100.0 million revolving credit capacity under this facility. Under the revolving credit facility, the Company is required to pay an unused fee of approximately 0.5% annually, on a quarterly basis. In addition, during the year ended December 31, 2014, the Company expensed $1.8 million of debt issuance cost associated with the term loan facility. As of December 31, 2015, no amounts were drawn under the revolving credit facility.

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

The Credit Agreement, as amended, contains affirmative and negative covenants customary for financings of this type. Negative covenants in the Credit Agreement limit the Company's ability to, among other things: incur indebtedness (other than the issuance of the Notes) and liens; dispose of assets; make investments including loans, advances or guarantees; and enter into certain mergers or similar transactions. The Credit Agreement also contains financial covenants, tested quarterly and in connection with any triggering events under the Credit Agreement that include the maintenance of: (1) a minimum consolidated debt service coverage ratio of 2.50 to 1.00, (2) a maximum consolidated leverage ratio for the period ending on or prior to September 30, 2014 of 4.00 to 1.00, for the measurement period ending December 31, 2014 of 3.75 to 1.00, and thereafter of 3.50 to 1.00, and (3) a minimum liquidity requirement of $50.0 million. Upon the occurrence and continuance of an event of default under the Credit Agreement, the commitments of the lenders to make loans under the Credit Agreement may be terminated and the Company's payment obligations under the Credit Agreement may be accelerated. The events of default under the Credit Agreement include, among others, subject in some cases to specified cure periods: payment defaults; inaccuracy of representations and warranties in any material respect; defaults in the observance or performance of covenants; bankruptcy and insolvency related defaults; the entry of a final judgment in excess of a threshold amount; change of control; and the invalidity of loan documents relating to the Credit Agreement. The Company was in compliance with these covenants as of December 31, 2015 and 2014.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30), which simplifies the presentation of debt issuance costs. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Prior to the issuance of ASU 2015-03, debt issuance costs were required to be presented as an asset in the balance sheet. ASU 2015-03 is effective for interim and annual periods beginning after December 15, 2015 and early adoption is permitted.

As of December 31, 2015, the Company had debt issuance costs of $1.5 million and $5.6 million, respectively, classified in the consolidated balance sheet as prepaid expenses and other current assets and other assets, of which $1.2 million and $4.9 million, respectively, would have been reclassified in the consolidated balance sheet as a reduction to long-term debt. As of December 31, 2014, the Company had debt issuance costs of $1.5 million and $7.1 million, respectively, classified in the consolidated balance sheet as prepaid expenses and other current assets and other assets, of which $1.2 million and $6.1 million, respectively, would have been reclassified in the consolidated balance sheet to long-term debt. As of December 31, 2015 and 2014, based on ASU 2015-03, the Company's long-term debt would be $246.9 million and $243.7 million.

11. Stockholders' equity

Preferred stock

The Company is authorized to issue up to 15.0 million shares of preferred stock, $0.001 par value per share ("Preferred Stock"). Any Preferred Stock issued may have dividend rights, voting rights, conversion privileges, redemption characteristics, and sinking fund requirements as approved by the Company's board of directors.

Common stock

The Company currently has one class of common stock, $0.001 par value per share common stock ("Common Stock"), authorized and outstanding. The Company is authorized to issue up to 100.0 million shares of Common Stock. Holders of Common Stock are entitled to one vote for each share of Common Stock held on all matters, except as may be provided by law.

Stock options and restricted stock units

The following is a summary of option award activity under the Emergent Plans:

	2006 Plan		2004 Plan
	Number of Shares	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2014	3,837,993	$20.04	43,156	$10.28	$29,181,534
Granted	690,221	29.03	-	-
Exercised	(1,360,955)	18.09	(13,457)	10.28
Forfeited	(189,439)	24.29	-	-
Outstanding at December 31, 2015	2,977,820	$22.74	29,699	$10.28	$52,324,284
Exercisable at December 31, 2015	1,442,178	$19.12	29,699	$10.28	$31,006,178
Options expected to vest at December 31, 2015	1,195,677	$25.76	-	$-	$17,043,405

The following is a summary of restricted stock unit award activity under the 2006 Plan:

	Number of Shares	Weighted-Average Grant Price	Aggregate Intrinsic Value
Outstanding at December 31, 2014	927,356	$22.44	$25,251,904
Granted	473,111	29.61
Vested	(422,515)	20.60
Forfeited	(82,156)	25.10
Outstanding at December 31, 2015	895,796	$26.85	$35,840,796

The weighted average remaining contractual term of options outstanding as of December 31, 2015 and 2014 was 4.4 years and 4.0 years, respectively. The weighted average remaining contractual term of options exercisable as of December 31, 2015 and 2014 was 3.4 years and 3.2 years, respectively.

            The weighted average grant date fair value of options granted during the years ended December 31, 2015, 2014 and 2013 was $8.66, $8.84 and $5.38, respectively. The total intrinsic value of options exercised during the years ended December 31, 2015, 2014 and 2013 was $20.2 million, $7.5 million and $6.9 million, respectively. The total fair value of awards vested during 2015, 2014 and 2013 was $14.4 million, $12.3 million and $9.1 million, respectively. As of the year ended December 31, 2015, the total compensation cost and weighted average period over which total compensation is expected to be recognized related to unvested equity awards was $20.0 million and 1.9 years, respectively.

Stock-based compensation expense was recorded in the following financial statement line items:

	Years ended December 31,
(in thousands)	2015	2014	2013
Cost of product sales	$1,183	$1,145	$575
Research and development	3,112	3,606	3,283
General and administrative	11,553	8,078	7,380
Total stock-based compensation expense	$15,848	$12,829	$11,238

12. Income taxes

Significant components of the provisions for income taxes attributable to operations consist of the following:

	Year ended December 31,
(in thousands)	2015	2014	2013
Current
Federal	$20,664	$10,412	$(878)
State	1,401	479	(173)
International	1,370	112	300
Total current	23,435	11,003	(751)
Deferred
Federal	7,802	7,693	12,679
State	185	128	1,028
International	(4,523)	(2,503)	152
Total deferred	3,464	5,318	13,859
Total provision for income taxes	$26,899	$16,321	$13,108

The Company's net deferred tax asset (liability) consists of the following:

	December 31,
(in thousands)	2015	2014
Federal losses carryforward	$5,394	$8,487
State losses carryforward	12,751	12,043
Research and development carryforward	3,545	8,049
Scientific research and experimental development credit carryforward	25,771	29,556
Intangible assets	5,792	5,689
Stock compensation	9,391	8,196
Foreign deferrals	80,920	75,511
Inventory reserves	3,754	4,122
Other	8,484	7,463
Deferred tax asset	155,802	159,116
Fixed assets	(31,925)	(34,839)
Intangible assets	(4,760)	(6,538)
Other	(17,192)	(10,891)
Deferred tax liability	(53,877)	(52,268)
Valuation allowance	(90,639)	(92,374)
Net deferred tax (liabilities)/ asset	$11,286	$14,474

As of December 31, 2015, the Company currently has approximately $15.4 million ($5.4 million tax effected) in net operating loss carryforwards along with $3.5 million in research and development tax credit carryforwards for U.S. federal tax purposes that will begin to expire in 2026 and 2023, respectively. The U.S. federal tax carryforwards are recorded with no valuation allowance. The Company has $237.8 million ($12.8 million tax effected) in state net operating loss carryforwards, primarily in Maryland, that will begin to expire in 2018.  The U.S. state tax loss carryforwards are recorded with a valuation allowance of $190.0 million ($10.2 million tax effected). The Company has approximately $231.1 million ($59.8 million tax effected) in net operating losses from foreign jurisdictions (excluding Canada) that will have an indefinite life unless the foreign entities have a change in the nature or conduct of the business in the three years following a change in ownership. A valuation allowance in respect to these foreign losses has been recorded in the amount of $59.8 million. The Company has approximately $66.9 million ($17.4 million tax effected) in Canadian loss carryforwards which are recorded with no valuation allowance. The Company currently has approximately $5.1 million of Canadian federal scientific research and experimental development credit carryforwards that will begin to expire in 2029. In addition, the Company has approximately $20.6 million in Manitoba scientific research and experimental development credit carryforwards that will begin to expire in 2026. Due to the timing of the expiry of the Manitoba credits, the Company has recorded a valuation allowance with respect to the Manitoba credits in the amount of $20.6 million, as it is uncertain whether sufficient future taxable income will be generated in Manitoba during the carryforward period. The use of any of these net operating losses and research and development tax credit carryforwards may be restricted due to changes in the Company's ownership.

The provision for income taxes differs from the amount of taxes determined by applying the U.S. federal statutory rate to loss before provision for income taxes as a result of the following:

	Year ended December 31,
(in thousands)	2015	2014	2013
US	$88,525	$59,764	$52,749
International	1,244	(6,702)	(8,506)
Earnings before taxes on income	89,769	53,062	44,243

Federal tax at statutory rates	$31,394	$18,572	$15,485
State taxes, net of federal benefit	613	257	538
Impact of foreign operations	(144)	186	(1,116)
Change in valuation allowance	(1,735)	1,808	1,434
Tax credits	(4,849)	(7,137)	(5,918)
Other differences	748	124	(227)
Permanent differences	872	2,511	2,912
Provision for income taxes	$26,899	$16,321	$13,108

The effective annual tax rate for the years ended December 31, 2015, 2014 and 2013 was 30%, 31% and 30%, respectively.

The Company recognizes interest in interest expense and recognizes potential penalties related to unrecognized tax benefits in selling, general and administrative expense. Of the total unrecognized tax benefits recorded at December 31, 2015 and 2014, $0.3 million and $0.2 million, respectively, is classified as a current liability and $1.1 million for both periods, respectively, is classified as a non-current liability on the balance sheet.

The table below presents the gross unrecognized tax benefits activity for 2015, 2014 and 2013:

(in thousands)
Gross unrecognized tax benefits at December 31, 2012	$1,016
Increases for tax positions for prior years	165
Decreases for tax positions for prior years	-
Increases for tax positions for current year	15
Settlements	-
Lapse of statute of limitations	(75)
Gross unrecognized tax benefits at December 31, 2013	1,121
Increases for tax positions for prior years	150
Decreases for tax positions for prior years	-
Increases for tax positions for current year	102
Settlements	-
Lapse of statute of limitations	(125)
Gross unrecognized tax benefits at December 31, 2014	1,248
Increases for tax positions for prior years	150
Decreases for tax positions for prior years	-
Increases for tax positions for current year	59
Settlements	-
Lapse of statute of limitations	-
Gross unrecognized tax benefits at December 31, 2015	$1,457

When resolved, substantially all of these reserves would impact the effective tax rate.

The Company's federal and state income tax returns for the tax years 2011 to 2014 remain open to examination. The Company's tax returns in the United Kingdom remain open to examination for the tax years 2007 to 2014, and tax returns in Germany remain open indefinitely. The Company's tax returns for Canada remains open to examination for the tax years 2009 to 2013.

As of December 31, 2015, the Company's 2009 and 2010 federal income tax returns are in appeals with the Internal Revenue service. The Company believes appropriate provisions have been made for any outstanding issues. As of December 31, 2015, the Company's 2011 and 2012 federal income tax returns are under audit.

13. Assets held for sale

The Company currently owns a manufacturing and development facility in Winnipeg, Manitoba, Canada, within the Company's Biosciences segment, that it is actively seeking to sell. In October 2014, the Company determined that this facility, along with associated equipment, would not be placed into service and committed to a plan to sell the facility. As a result, this facility and related equipment are classified on the Company's balance sheet as an asset held for sale within the prepaid and other current assets line item. The Company recorded the assets held for sale at fair market value of $2.4 million, based on factors that include recent purchase offers less estimated selling costs.

14. Purchase commitment

During 2014 the Company entered into a contract with Norwood Laboratories Inc. ("Norwood") to purchase $15.2 million of raw materials related to the Company's RSDL product. For the years ended December 31, 2015 and 2014, the Company purchased $6.2 million and $1.5 million, respectively, of materials under this commitment.

15. 401(k) savings plan

The Company has established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. The 401(k) Plan covers substantially all U.S. employees. Under the 401(k) Plan, employees may make elective salary deferrals. The Company currently provides for matching of qualified deferrals up to 50% of the first 6% of the employee's salary. During the years ended December 31, 2015, 2014, and 2013, the Company made matching contributions of approximately $2.5 million, $2.4 million and $2.0 million, respectively.

 16. Leases

The Company leases laboratory and office facilities, office equipment and vehicles under various operating lease agreements. The Company leases office space in Washington, D.C. under an operating lease that contains a 2.5% escalation clause, which expires in May 2027. The Company leases office and laboratory space in Seattle, Washington under a operating lease that contains a 2% escalation clause, which expires in April 2020. For the years ended December 31, 2015, 2014, and 2013, total lease expense was $3.0 million, $4.6 million and $3.9 million, respectively. For the years ended December 31, 2015, 2014 and 2013, the Company recorded lease income of $0.4 million, $3.1 million and $0.4 million, respectively, from the Company's office facility in Gaithersburg, Maryland.

Future minimum lease payments under operating lease obligations as of December 31, 2015 were as follows:

(in thousands)
2016	$2,577
2017	2,324
2018	2,044
2019	1,988
2020	924
2021 and beyond	2,137
Total minimum lease payments	11,994
Minimum lease receipts	(1,105)
Total minimum lease payments	$10,889

17. Related party transactions

In November 2015, the Company entered into a consulting arrangement with a member of the Company's Board of Directors to provide assistance in connection with the planned spin-off of the biosciences business into a separate company, to be named Aptevo Therapeutics Inc. ("Aptevo"). The maximum compensation under the agreement is $0.1 million per year. The consulting agreement will terminate with the completion of the spin-off, at which time the member of the Board of Directors is expected to become the CEO of Aptevo.

The Company entered into an agreement in February 2009 with an entity controlled by family members of the Company's Executive Chairman to market and sell BioThrax. The agreement was effective as of November 2008 and requires payment based on a percentage of net sales of biodefense products of 17.5% in Saudi Arabia and 15% in Qatar and United Arab Emirates, and reimbursement of certain expenses. No expenses were incurred under this agreement during 2015, 2014 and 2013.

18. Earnings per share

The following table presents the calculation of basic and diluted net income per share:

	Years ended December 31,
(in thousands, except share and per share data)	2015	2014	2013
Numerator:
Net income	$62,870	$36,741	$31,135
Interest expense applicable to convertible debt, net of tax	3,019	2,879	-
Amortization of debt issuance costs, net of tax	868	735	-
Adjusted net income	$66,757	$40,355	$31,135

Denominator:
Weighted-average number of shares—basic	38,595,435	37,344,891	36,201,283
Dilutive securities—equity awards	939,882	737,391	546,273
Dilutive securities—convertible debt	7,720,525	7,720,525	-
Weighted-average number of shares—diluted	47,255,842	45,802,807	36,747,556

Earnings per share-basic	$1.63	$0.98	$0.86
Earnings per share-diluted	$1.41	$0.88	$0.85

For the year ending December 31, 2015, substantially all of the outstanding stock options to purchase shares of common stock were included in the calculation of diluted earnings per share. For the years ending December 31, 2014 and 2013, outstanding stock options to purchase approximately 1.4 million and 1.5 million shares of common stock, respectively, are not considered in the diluted earnings per share calculation because the exercise price of these options is greater than the average per share closing price during the year.

19. Segment information

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

The Biodefense division is a specialty biopharmaceutical business focused on countermeasures that address public health threats, specifically Chemical, Biological, Radiological, Nuclear and Explosive threats, as well as emerging infectious diseases and consists of two business units: vaccines and therapeutics, and medical devices. Revenues in this segment are primarily from sales of the Company's FDA-licensed product, BioThrax® (Anthrax Vaccine Adsorbed), to the U.S. government. The Biosciences division is a specialty biopharmaceutical business focused on therapeutics primarily in hematology/oncology with secondary areas of focus in transplantation, infectious disease and autoimmunity. The Biosciences division consists of three business units: therapeutics, vaccines and contract manufacturing. The "All Other" segment relates to the general operating costs of the Company and includes costs of the centralized services departments, which are not allocated to the other segments, as well as spending on activities that are not classified as Biodefense or Biosciences. The assets in this segment consist primarily of cash. For the years ended December 31, 2015, 2014 and 2013, the Company had total assets of $270.0 million, $242.5 million and $56.7 million, respectively, located in foreign jurisdictions.

	Reportable Segments
(in thousands)	Biodefense	Biosciences	All Other	Total
Year Ended December 31, 2015
External revenue	$450,088	$72,701	$-	$522,789
Intersegment revenue (expense)	(1,877)	1,877	-	-
Research and development	111,663	37,816	4,518	153,997
Interest income	149	-	423	572
Interest expense	-	(41)	(6,482)	(6,523)
Depreciation and amortization	18,677	5,597	227	24,501
Net income (loss)	125,609	(55,644)	(7,095)	62,870
Intangible assets	34,770	22,605	-	57,375
In-process research and development assets	701	41,800	-	42,501
Goodwill	34,264	20,638	-	54,902
Total assets	511,875	345,995	185,722	1,043,592
Expenditures for long-lived assets	37,735	6,689	388	44,812
Year Ended December 31, 2014
External revenue	$370,547	$79,591	$-	$450,138
Intersegment revenue (expense)	-	-	-	-
Research and development	81,975	60,821	8,033	150,829
Interest income	62	-	258	320
Interest expense	-	-	(8,240)	(8,240)
Depreciation and amortization	17,669	5,070	267	23,006
Net income (loss)	96,966	(51,300)	(8,925)	36,741
Intangible assets	40,979	17,365	-	58,344
In-process research and development assets	10,528	50,100	-	60,628
Goodwill	31,239	21,346	-	52,585
Total assets	433,226	344,420	161,045	938,691
Expenditures for long-lived assets	26,736	2,444	1,493	30,673
Year Ended December 31, 2013
External revenue	$311,564	$1,181	$-	$312,745
Intersegment revenue (expense)	-	-	-	-
Research and development	62,663	50,652	6,618	119,933
Interest income	-	-	139	139
Interest expense	-	-	-	-
Depreciation and amortization	15,584	1,238	186	17,008
Net income (loss)	87,289	(50,925)	(5,229)	31,135
Intangible assets	30,148	0	0	30,148
In-process research and development assets	-	41,800	-	41,800
Goodwill	8,452	5,502	-	13,954
Total assets	331,827	98,510	196,293	626,630
Expenditures for long-lived assets	30,700	1,343	9,978	42,021

20. Quarterly financial data (unaudited)

Quarterly financial information for the years ended December 31, 2015 and 2014 is presented in the following tables:

	Quarter Ended
(in thousands, except per share data)	March 31,	June 30,	September 30,	December 31,
2015:
Revenue	$63,633	$126,112	$164,940	$168,104
Income (loss) from operations	(28,310)	21,452	53,005	49,892
Net income (loss)	(21,519)	14,100	36,942	33,347
Net income (loss) per share, basic	(0.57)	0.37	0.95	0.85
Net income (loss) per share, diluted	(0.57)	0.32	0.79	0.71
2014:
Revenue	$53,884	$110,325	$137,954	$147,975
Income (loss) from operations	(25,458)	7,862	31,032	44,620
Net income (loss)	(20,236)	5,029	21,832	30,116
Net income (loss) per share, basic	(0.55)	0.13	0.58	0.80
Net income (loss) per share, diluted	(0.55)	0.13	0.49	0.66

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2015, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of December 31, 2015, our internal control over financial reporting was effective based on those criteria.

Ernst & Young LLP, the independent registered public accounting firm that has audited our consolidated financial statements included herein, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2015, a copy of which is included in this annual report on Form 10-K.

Changes in Internal Control Over Financial Reporting

We are in the process of implementing a new enterprise resource planning ("ERP") system, which will occur over a period of more than one year. During the year ended December 31, 2015, we completed the implementation of this new ERP system for our Biosciences business segment. In connection with the implementation, we updated the processes that constitute our internal control over financial reporting, as necessary, to accommodate related changes to our business processes and accounting procedures. We expect to complete the implementation of the new ERP system for the remainder of the company in 2016.

Although the processes that constitute our internal control over financial reporting have been materially affected by the implementation of this new system for our Biosciences business and will require testing for effectiveness as the implementation progresses, we do not believe that the implementation has had or will have a material adverse effect on our internal control over financial reporting.

Except as otherwise described above, there have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2015, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Report of Ernst & Young LLP,
Independent Registered Public Accounting Firm,
Regarding Internal Control Over Financial Reporting

The Board of Directors and Stockholders of Emergent BioSolutions Inc. and subsidiaries

We have audited Emergent BioSolutions Inc. and subsidiaries' internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). Emergent BioSolutions Inc. and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, Emergent BioSolutions Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Emergent BioSolutions Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2015 of Emergent BioSolutions Inc. and subsidiaries and our report dated February 29, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia
February 29, 2016

ITEM 9B. OTHER INFORMATION
On February 24, 2016, the Compensation Committee of the Board of Directors of Emergent BioSolutions Inc. took a number of actions with respect to the compensation of our named executive officers.

Executive Cash Compensation

The committee awarded cash bonuses to our named executive officers for their performance in 2015 in the following amounts:

▪ Fuad El-Hibri, Executive Chairman: not bonus eligible;
▪ Daniel J. Abdun-Nabi, President and Chief Executive Officer: $566,211;
▪ Robert G. Kramer, Executive Vice President, Corporate Services Division, and Chief Financial Officer: $225,264;
▪ Adam Havey, Executive Vice President and President, Biodefense Division: $195,126; and

The committee also approved base salaries and target bonus percentages for our named executive officers for 2016. The annualized base salaries and target bonus percentages, effective as of January 1, 2016, are as follows: Fuad El-Hibri, $964,579 and 0%; Daniel J. Abdun-Nabi, $767,374 and 85%; Robert G. Kramer, $488,467 and 60%; and Adam Havey, $427,461 and 50%.

Executive Equity Awards

The committee approved grants of stock options and restricted stock units in accordance with the terms and provisions of the company's Third Amended and Restated 2006 Stock Incentive Plan to be made on March 1, 2016 to our named executive officers based on the following cash values: Fuad El-Hibri, based on a value of $1,800,000; Daniel J. Abdun-Nabi, based on a value of $2,400,000; Robert Kramer, based on a value of $1,000,000; and Adam Havey, based on a value of $525,000. Half of the value granted to each executive was in the form of stock options and the other half was in the form of RSUs.

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

The remaining information required by Item 10 is hereby incorporated by reference from our Definitive Proxy Statement relating to our 2016 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated by reference from our Definitive Proxy Statement relating to our 2016 annual meeting of stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is hereby incorporated by reference from our Definitive Proxy Statement relating to our 2016 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated by reference from our Definitive Proxy Statement relating to our 2016 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is hereby incorporated by reference from our Definitive Proxy Statement relating to our 2016 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements

The following financial statements and supplementary data are filed as a part of this annual report on Form 10-K in Part I, Item 8.

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2015 and 2014
Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013
Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013
Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013
Consolidated Statement of Changes in Stockholders' Equity for the years ended December 31, 2015, 2014 and 2013
Notes to Consolidated Financial Statements

Financial Statement Schedules

Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2015, 2014 and 2013 has been filed as part of this annual report on Form 10-K. All other financial statement schedules are omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

Exhibits

Those exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index immediately preceding the exhibits hereto and such listing is incorporated herein by reference.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(in thousands)	Beginning Balance	Charged to costs and expenses	Deductions	Ending Balance
Year ended December 31, 2015
Inventory allowance	$1,314	$6,258	$(5,935)	$1,637
Prepaid expenses and other current assets allowance	1,885	96	-	1,981

Year ended December 31, 2014
Inventory allowance	$963	$3,185	$(2,834)	$1,314
Prepaid expenses and other current assets allowance	1,446	439	-	1,885

Year ended December 31, 2013
Inventory allowance	$923	$2,383	$(2,343)	$963
Prepaid expenses and other current assets allowance	1,166	280	-	1,446

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMERGENT BIOSOLUTIONS INC.

By: /s/ Daniel J. Abdun-Nabi
Daniel J. Abdun-Nabi
President and Chief Executive Officer
Date: February 29, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Daniel J. Abdun-Nabi Daniel J. Abdun-Nabi	President, Chief Executive Officer and Director (Principal Executive Officer)	February 29, 2016

/s/Robert G. Kramer Robert G. Kramer	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 29, 2016

/s/Fuad El-Hibri Fuad El-Hibri	Executive Chairman of the Board of Directors	February 29, 2016

/s/Zsolt Harsanyi Zsolt Harsanyi, Ph.D.	Director	February 29, 2016

/s/Dr. John Niederhuber
Dr. John Niederhuber	Director	February 29, 2016

/s/Ronald B. Richard Ronald B. Richard	Director	February 29, 2016

/s/Louis W. Sullivan, M.D. Louis W. Sullivan, M.D.	Director	February 29, 2016

/s/Marvin White
Marvin White	Director	February 29, 2016

/s/Dr. Sue Bailey Dr. Sue Bailey	Director	February 29, 2016

/s/George Joulwan George Joulwan	Director	February 29, 2016

/s/Jerome Hauer Jerome Hauer	Director	February 29, 2016

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

10.4
Third Amendment to Credit Agreement, dated as of September 3, 2015, among the Company, as borrower, certain of its subsidiaries party thereto, as guarantors, Bank of America, N.A., as administrative agent, and certain financial institutions party thereto as lenders (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on November 6, 2015).

10.5	*
Emergent BioSolutions Inc. Employee Stock Option Plan, as amended and restated on January 26, 2005 (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1 filed on August 14, 2006) (Registration No. 333-136622).

10.6	*
Emergent BioSolutions Inc. 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to Amendment No. 5 to the Company's Registration Statement on Form S-1 filed on October 30, 2006) (Registration No. 001-33137).

10.7	*	Amended and Restated Emergent BioSolutions Inc. 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on August 7, 2009).
10.8	*
Second Amended and Restated Emergent BioSolutions Inc. 2006 Stock Incentive Plan (incorporated by reference to Appendix A to the Company's definitive proxy statement on Schedule 14A filed on April 6, 2012).

10.9	*
Third Amended and Restated Emergent BioSolutions Inc. 2006 Stock Incentive Plan (incorporated by reference to Appendix A to the Company's definitive proxy statement on Schedule 14A filed on April 7, 2014).

10.10	*	Form of Director Nonstatutory Stock Option Agreement (incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K filed on March 8, 2013).
10.11	*	Form of Director Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K filed on March 8, 2013).
10.12	*	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K filed on March 8, 2013).
10.13	*	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K filed on March 8, 2013).
10.14	*	Form of Indemnity Agreement for directors and senior officers (incorporated by reference to Exhibit 10 to the Company's Current Report on Form 8-K filed on January 18, 2013).
10.15	*	Director Compensation Program (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K filed on March 8, 2013).
10.16	*	Annual Bonus Plan for Executive Officers (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K filed on March 5, 2010).
10.17	*	Amended and Restated Senior Management Severance Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 22, 2011).
10.18	*	Second Amended and Restated Senior Management Severance Plan (incorporated by reference to Exhibit 10 to the Company's Current Report on Form 8-K filed on July 16, 2015).
10.19	*
Executive Retention and Separation Agreement, dated as of November 24, 2015, by and between the Company and Barry Labinger (incorporated by reference to Exhibit 10 to the Company's Current Report on Form 8-K filed on December 1, 2015).

10.20	*#	Consulting Agreement, dated as of November 11, 2015, by and between the Company and Marvin L. White.
10.21	*#	Consulting Agreement, dated as of January 4, 2016, by and between the Company and Barry Labinger.
10.22
Amended and Restated Marketing Agreement, dated as of November 5, 2008, between Emergent Biodefense Operations Lansing LLC (formerly known as Emergent Biodefense Operations Lansing Inc.) and Intergen N.V. (incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K filed on March 6, 2009).

10.23	†
Solicitation, Offer and Award (the "CDC BioThrax Procurement Contract"), effective September 30, 2011, from the Centers for Disease Control and Prevention to Emergent Biodefense Operations Lansing LLC (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed on May 4, 2012).

10.24	†
Modification No. 1 to the CDC BioThrax Procurement Contract, effective March 21, 2012, between Emergent Biodefense Operations Lansing LLC and the Centers for Disease Control and Prevention (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on November 1, 2012).

10.25	†
Modification No. 2 to the CDC BioThrax Procurement Contract, effective September 1, 2012, between Emergent Biodefense Operations Lansing LLC and the Centers for Disease Control and Prevention (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on November 1, 2012).

10.26
Modification No. 3 to the CDC BioThrax Procurement Contract, effective April 5, 2013, between Emergent Biodefense Operations Lansing LLC and the Centers for Disease Control and Prevention (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on August 6, 2013).

10.27	†
Modification No. 4 to the CDC BioThrax Procurement Contract, effective June 1, 2013, between Emergent Biodefense Operations Lansing LLC and the Centers for Disease Control and Prevention (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on August 6, 2013).

10.28	†
Modification No. 5 to the CDC BioThrax Procurement Contract, effective June 1, 2013, between Emergent Biodefense Operations Lansing LLC and the Centers for Disease Control and Prevention (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on August 6, 2013).

10.29	†
Modification No. 6 to the CDC BioThrax Procurement Contract, effective June 1, 2013, between Emergent Biodefense Operations Lansing LLC and the Centers for Disease Control and Prevention (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed on August 6, 2013).

10.30	†
Modification No. 7 to the CDC BioThrax Procurement Contract, effective September 26, 2013, between Emergent Biodefense Operations Lansing LLC and the Centers for Disease Control and Prevention (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on November 8, 2013).

10.31	†
Modification No. 8 to the CDC BioThrax Procurement Contract, effective September 30, 2013, between Emergent Biodefense Operations Lansing LLC and the Centers for Disease Control and Prevention (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on November 8, 2013).

10.32	†
Modification No. 9 to the CDC BioThrax Procurement Contract, effective January 13, 2014, between Emergent Biodefense Operations Lansing LLC and the Centers for Disease Control and Prevention (incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K filed on March 10, 2014).

10.33	†
Modification No. 10 to the CDC BioThrax Procurement Contract, effective January 22, 2014, between Emergent Biodefense Operations Lansing LLC and the Centers for Disease Control and Prevention (incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K filed on March 10, 2014).

10.34	†
Modification No. 11 to the CDC BioThrax Procurement Contract, effective September 18, 2014, between Emergent Biodefense Operations Lansing LLC and the Centers for Disease Control and Prevention (incorporated by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q/A filed on January 23, 2015).

10.35	#††	Modification No. 12 to the CDC BioThrax Procurement Contract, effective September 30, 2014, between Emergent Biodefense Operations Lansing LLC and the Centers for Disease Control and Prevention.
10.36	#††	Modification No. 13 to the CDC BioThrax Procurement Contract, effective October 23, 2014, between Emergent Biodefense Operations Lansing LLC and the Centers for Disease Control and Prevention.
10.37	#††	Modification No. 14 to the CDC BioThrax Procurement Contract, effective December 16, 2014, between Emergent Biodefense Operations Lansing LLC and the Centers for Disease Control and Prevention.
10.38	†
Modification No. 15 to the CDC BioThrax Procurement Contract, effective September 22, 2015, between Emergent Biodefense Operations Lansing LLC and the Centers for Disease Control and Prevention (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on November 6, 2015).

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

Attached as Exhibit 101 to this Annual Report on Form 10-K are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2015 and 2014, (ii) Consolidated Statements of Operations for the Years Ended December 31, 2015, 2014 and 2013, (iii) Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2015, 2014 and 2013 (iv) Consolidated Statements of Cash Flows for the Years Ended December 31, 2015, 2014 and 2013, (v) Consolidated Statements of Changes in Stockholders' Equity for the Years ended December 31, 2015, 2014 and 2013, and (vi) Notes to Consolidated Financial Statements.