Form 10-Q
period 2016-03-31
Emergent BioSolutions Inc.
filed 2016-05-06
CIK 1367644

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

☑ Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

As of April 29, 2016, the registrant had 40,060,773 shares of common stock outstanding.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, including statements regarding the planned spin-off of certain assets of our biosciences business to create Aptevo Therapeutics Inc. as a separately-traded public company, the timing of any such spin-off, the future earnings and performance of Emergent or any of its businesses, including the Biodefense and Aptevo businesses on a standalone basis if the spin-off is completed, our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management, are forward-looking statements. We generally identify forward-looking statements by using words like "believes," "expects," "anticipates," "intends," "plans," "forecasts," "estimates" and similar expressions in conjunction with, among other things, discussions of financial performance or financial condition, growth strategy, product sales, manufacturing capabilities, product development, regulatory approvals or expenditures. These forward-looking statements are based on our current intentions, beliefs and expectations regarding future events. We cannot guarantee that any forward-looking statement will be accurate. You should realize that if underlying assumptions prove inaccurate or unknown risks or uncertainties materialize, actual results could differ materially from our expectations. You are, therefore, cautioned not to place undue reliance on any forward-looking statement. Any forward-looking statement speaks only as of the date on which such statement is made, and, except as required by law, we do not undertake to update any forward-looking statement to reflect new information, events or circumstances.

There are a number of important factors that could cause our actual results to differ materially from those indicated by such forward-looking statements, including, among others:

▪	appropriations for the procurement of BioThrax® (Anthrax Vaccine Adsorbed) and our other countermeasure products;
▪	our ability to perform under our contracts with the U.S. government related to BioThrax, including the timing of deliveries;
▪	our ability to obtain new BioThrax sales contracts or modifications to existing contracts;
▪	the availability of funding for our U.S. government grants and contracts;
▪	our ability to successfully execute our growth strategy and achieve our financial and operational goals;
▪	whether the planned spin-off of Aptevo Therapeutics Inc. is completed, as expected or at all, and the timing of any such spin-off;
▪	whether the conditions to the spin-off can be satisfied;
▪	whether the operational, marketing and strategic benefits of the spin-off can be achieved and the timing of any such benefits;
▪	whether the costs and expenses of the spin-off can be controlled within expectations;
▪	our ability to successfully integrate and develop the products or product candidates, programs, operations and personnel of any entities or businesses that we acquire;
▪	our ability to perform under our contract with the U.S. government to develop and obtain regulatory approval for the manufacturing of BioThrax in Building 55, our large-scale vaccine manufacturing facility in Lansing, Michigan;
▪	our ability to identify and acquire companies or in-license products or late-stage product candidates that satisfy our selection criteria;
▪	our ability to realize synergies and benefits from acquisitions or in-licenses within expected time periods or at all;
▪	our ability to selectively enter into and maintain collaboration arrangements;
▪	our ability to successfully identify and respond to new development contract with the U.S. government, as well as successfully maintain, through achievement of development milestones, current development contracts with the U.S. government;
▪	our ability to achieve milestones in our out-licensed and collaboration contracts;
▪	our ability to obtain and maintain intellectual property protection for our products and product candidates;
▪	our ability and plans to expand our manufacturing facilities and capabilities;
▪	our ability and the ability of our contractors and suppliers to maintain compliance with cGMP and other regulatory obligations;
▪	the results of regulatory inspections;
▪	the operating and financial restrictions placed on us and our subsidiaries under our senior secured credit facility;
▪	the rate and degree of market acceptance and clinical utility of our products;
▪	the success of our ongoing and planned development programs, non-clinical activities and clinical trials of our product candidates;
▪	our ability to obtain and maintain regulatory approvals for our product candidates and the timing of any such approvals;
▪	the success of our commercialization, marketing and manufacturing capabilities and strategy; and
▪	the accuracy of our estimates regarding future revenues, expenses, capital requirements and needs for additional financing.

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

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Emergent BioSolutions Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share and per share data)

	March 31, 2016	December 31, 2015
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$341,016	$312,795
Accounts receivable, net	69,560	120,767
Inventories	88,200	76,936
Income tax receivable, net	3,771	6,573
Prepaid expenses and other current assets	25,613	20,339
Total current assets	528,160	537,410

Property, plant and equipment, net	342,083	331,856
In-process research and development	42,501	42,501
Intangible assets, net	55,010	57,375
Goodwill	54,902	54,902
Deferred tax assets, net	11,124	11,286
Other assets	2,117	2,154
Total assets	$1,035,897	$1,037,484

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$45,611	$45,966
Accrued expenses and other current liabilities	4,187	6,229
Accrued compensation	26,528	34,683
Contingent consideration, current portion	2,580	2,553
Provisions for chargebacks	1,960	2,238
Deferred revenue, current portion	9,589	7,942
Total current liabilities	90,455	99,611

Contingent consideration, net of current portion	23,114	23,046
Long-term indebtedness	247,192	246,892
Deferred revenue, net of current portion	6,817	6,590
Other liabilities	1,337	1,328
Total liabilities	368,915	377,467

Stockholders' equity:
Preferred stock, $0.001 par value; 15,000,000 shares authorized, 0 shares issued and outstanding at both March 31, 2016 and December 31, 2015	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized, 40,257,241 shares issued and 39,834,411 shares outstanding at March 31, 2016; 39,829,408 shares issued and 39,406,578 shares outstanding at December 31, 2015	40	40
Treasury stock, at cost, 422,830 common shares at both March 31, 2016 and December 31, 2015	(6,420)	(6,420)
Additional paid-in capital	322,384	317,971
Accumulated other comprehensive loss	(4,152)	(2,713)
Retained earnings	355,130	351,139
Total stockholders' equity	666,982	660,017
Total liabilities and stockholders' equity	$1,035,897	$1,037,484

The accompanying notes are an integral part of these consolidated financial statements.

Emergent BioSolutions Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2016	2015
	(Unaudited)
Revenues:
Product sales	$71,706	$18,291
Contract manufacturing	7,587	12,243
Contracts, grants and collaborations	31,709	33,099
Total revenues	111,002	63,633

Operating expense:
Cost of product sales and contract manufacturing	28,503	18,748
Research and development	34,154	38,702
Selling, general and administrative	39,784	34,493
Income (loss) from operations	8,561	(28,310)

Other income (expense):
Interest income	186	82
Interest expense	(1,524)	(1,661)
Other income, net	116	100
Total other expense, net	(1,222)	(1,479)

Income (loss) before provision for (benefit from) income taxes	7,339	(29,789)
Provision for (benefit from) income taxes	3,348	(8,269)
Net income (loss)	$3,991	$(21,520)

Net income (loss) per share - basic	$0.10	$(0.57)
Net income (loss) per share - diluted (1)	$0.10	$(0.57)

Weighted-average number of shares - basic	39,542,656	37,949,358
Weighted-average number of shares - diluted	48,359,892	37,949,358

(1) See Note 7 "Earnings per share" for details on calculation.

The accompanying notes are an integral part of these consolidated financial statements.

Emergent BioSolutions Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Three Months Ended March 31,
	2016	2015
	(Unaudited)

Net income (loss)	$3,991	$(21,520)
Foreign currency translations, net of tax	(1,439)	(234)
Comprehensive income (loss)	$2,552	$(21,754)

The accompanying notes are an integral part of these consolidated financial statements.

Emergent BioSolutions Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:	(Unaudited)
Net income (loss)	$3,991	$(21,520)
Adjustments to reconcile to net cash provided by (used in) operating activities:
Stock-based compensation expense	5,197	3,798
Depreciation and amortization	8,840	8,532
Income taxes	2,964	(7,261)
Change in fair value of contingent obligations	847	1,559
Excess tax benefits from stock-based compensation	(5,786)	(5,414)
Other	71	17
Changes in operating assets and liabilities:
Accounts receivable	51,207	(5,225)
Inventories	(11,264)	(16,460)
Income taxes	(4,376)	(12,160)
Prepaid expenses and other assets	(5,555)	(249)
Accounts payable	385	1,102
Accrued expenses and other liabilities	(2,045)	(1,641)
Accrued compensation	(8,277)	(10,883)
Provision for chargebacks	(278)	(82)
Deferred revenue	1,874	14
Net cash provided by (used in) operating activities	37,795	(65,873)
Cash flows from investing activities:
Purchases of property, plant and equipment	(18,214)	(9,082)
Net cash used in investing activities	(18,214)	(9,082)
Cash flows from financing activities:
Issuance of common stock upon exercise of stock options	3,595	6,344
Excess tax benefits from stock-based compensation	5,786	5,414
Contingent obligation payments	(752)	(762)
Net cash provided by financing activities	8,629	10,996

Effect of exchange rate changes on cash and cash equivalents	11	(25)

Net increase (decrease) in cash and cash equivalents	28,221	(63,984)
Cash and cash equivalents at beginning of period	312,795	280,499
Cash and cash equivalents at end of period	$341,016	$216,515

The accompanying notes are an integral part of these consolidated financial statements.

EMERGENT BIOSOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Summary of significant accounting policies

Basis of presentation and consolidation

On August 6, 2015, Emergent BioSolutions Inc. (the "Company" or "Emergent"), announced its plan to separate into two independent publicly-traded companies, one a biotechnology company focused on novel oncology and hematology therapeutics to meaningfully improve patients' lives and the other a global specialty life sciences company focused on providing specialty products for civilian and military populations that address intentional and naturally emerging public health threats. In accordance with the separation plan, Emergent expects to spin off certain assets and liabilities of its biosciences business into Aptevo Therapeutics Inc. ("Aptevo") a wholly-owned subsidiary of Emergent that was incorporated in February 2016.

In anticipation of the planned spin-off, the Company realigned certain components of its biosciences business to the new Aptevo segment to be consistent with how the Company's chief operating decision maker ("CODM") allocates resources and makes decisions about the operations of the Company. Effective January 1, 2016, the Company changed its segment presentation to reflect this new structure, and recast all prior periods presented to conform to the new presentation. Upon separation, the historical results of Aptevo will be reported as discontinued operations.

The accompanying unaudited consolidated financial statements include the accounts of Emergent and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

The unaudited consolidated financial statements included herein have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X issued by the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC.

In the opinion of the Company's management, any adjustments contained in the accompanying unaudited consolidated financial statements are of a normal recurring nature, and are necessary to present fairly the financial position of the Company as of March 31, 2016; the results of operations and comprehensive income (loss) for the three months ended March 31, 2016 and 2015; and cash flows for the three months ended March 31, 2016 and 2015. Interim results are not necessarily indicative of results that may be expected for any other interim period or for an entire year.

During the three months ended March 31, 2016, there have been no significant changes to the Company's summary of significant accounting policies contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC.

2. Fair value measurements

The following table represents the Company's fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis:

	March 31, 2016
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment in money market funds (1)	$234	$-	$-	$234
Total assets	$234	$-	$-	$234

Liabilities:
Contingent consideration	$-	$-	$25,694	$25,694
Total liabilities	$-	$-	$25,694	$25,694

	December 31, 2015
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment in money market funds (1)	$3,323	$-	$-	$3,323
Total assets	$3,323	$-	$-	$3,323

Liabilities:
Contingent consideration	$-	$-	$25,599	$25,599
Total liabilities	$-	$-	$25,599	$25,599

(1) Included in cash and cash equivalents in the accompanying consolidated balance sheets.

During the three months ended March 31, 2016, the Company did not have any transfers between Level 1 and Level 2 assets or liabilities.

The fair value of contingent consideration obligations are based on management's assessment of certain development and regulatory milestones, along with updates in the assumed achievement of potential future net sales for the EV-035 series of molecules and the broad spectrum antiviral platform program, which are inputs that have no observable market (Level 3). For the three months ended March 31, 2016 and 2015, the contingent consideration obligation increased by $0.1 million and $0.8 million, respectively. These changes are primarily due to the novation of the DTRA contract for the EV-035 series of molecules along with the estimated timing and probability of success for certain development and regulatory milestones and the estimated timing and volume of potential future sales of EV-035 series of molecules and the broad spectrum antiviral platform. For the three months ended March 31, 2016, $0.1 million of the adjustment was recorded in the Company's statement of operations as a charge to research and development expense. For the three months ended March 31, 2015, $0.3 million and $0.5 million of the adjustment was recorded in the Company's statement of operations as a charge to selling, general and administrative expense and research and development expense, respectively.

The fair value of the RSDL and HepaGam contingent consideration obligations changed as a result of management's assessment of adjustments to the discount rates and updates in the assumed and actual achievement of future net sales, which are inputs that have no observable market (Level 3). For each of the three month periods ended March 31, 2016 and 2015, the contingent purchase consideration obligations increased by $0.8 million. The increases are primarily due to an adjustment to the actual and expected timing and volume of RSDL and HepaGam B sales. These changes are classified in the Company's statement of operations as cost of product sales and contract manufacturing.

The following table is a reconciliation of the beginning and ending balance of the liabilities measured at fair value using significant unobservable inputs (Level 3) during the three months ended March 31, 2016.
(in thousands)
Balance at December 31, 2015	$25,599
Expense included in earnings	847
Settlements	(752)
Purchases, sales and issuances	-
Transfers in/(out) of Level 3	-
Balance at March 31, 2016	$25,694

Separate disclosure is required for assets and liabilities measured at fair value on a recurring basis from those measured at fair value on a non-recurring basis. During the three months ended March 31, 2016 and 2015, the Company had no assets or liabilities that were measured at fair value on a nonrecurring basis.

3. Inventories

Inventories consisted of the following:

	March 31,	December 31,
(in thousands)	2016	2015
Raw materials and supplies	$25,710	$23,099
Work-in-process	42,352	37,209
Finished goods	20,138	16,628
Total inventories	$88,200	$76,936

4. Intangible assets and in-process research and development

As of March 31, 2016, $41.8 million of IPR&D assets related to the Company's otlertuzumab product candidate is included in the Aptevo segment.

On April 29, 2015, the FDA approved IXINITY for the treatment of Hemophilia B. As a result of the approval, the $8.3 million IXINITY IPR&D asset was reclassified to intangible assets in the Company's consolidated balance sheets and is being amortized over a 10 year period from the approval date.

Intangible assets consisted of the following:

	Biodefense	Aptevo
(in thousands)	Segment	Segment	Total
Cost basis
Balance at December 31, 2015	$55,790	$20,809	$76,599
Additions	-	-	-
Balance at March 31, 2016	$55,790	$20,809	$76,599

Accumulated amortization
Balance at December 31, 2015	$(15,857)	$(3,368)	$(19,225)
Amortization	(1,779)	(585)	(2,364)
Balance at March 31, 2016	$(17,636)	$(3,953)	$(21,589)

Net balance at March 31, 2016	$38,154	$16,856	$55,010

Amortization expense consisted of the following:

	Three Months Ended March 31,
(in thousands)	2016	2015

Biodefense segment	$1,779	$1,763
Aptevo segment	585	379
Total amortization expense	$2,364	$2,142

As of March 31, 2016, the weighted average amortization period remaining for intangible assets in the Biodefense and Aptevo segments was 83 and 94 months, respectively.

5. Long-term debt

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30), which simplifies the presentation of debt issuance costs. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Prior to the issuance of ASU 2015-03, debt issuance costs were required to be presented as an asset on the balance sheet. ASU 2015-03 is effective for interim and annual periods beginning after December 15, 2015.

For the year ended December 31, 2015, the Company reclassified debt issuance costs of $1.2 million and $4.9 million from prepaid expenses and other current assets and other assets as a reduction to long-term debt, respectively.

6.  Equity awards

As of March 31, 2016, the Company had two stock-based employee compensation plans, the Third Amended and Restated Emergent BioSolutions Inc. 2006 Stock Incentive Plan (the "2006 Plan") and the Emergent BioSolutions Employee Stock Option Plan (the "2004 Plan"). The Company refers to both plans together as the "Emergent Plans".

The following is a summary of stock option award activity under the Emergent Plans:

	2006 Plan		2004 Plan
	Number of Shares	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2015	2,964,237	$22.73	29,699	$10.28	$52,119,607
Granted	391,158	$33.83	-	$-
Exercised	(178,124)	$18.47	(29,699)	$10.28
Forfeited	(12,742)	$25.48	-	$-
Outstanding at March 31, 2016	3,164,529	$24.33	-	$-	$38,049,150
Exercisable at March 31, 2016	1,951,044	$21.12	-	$-	$29,719,065

The following is a summary of restricted stock unit award activity under the 2006 Plan:

	Number of Shares	Weighted-Average Grant Price	Aggregate Intrinsic Value
Outstanding at December 31, 2015	889,004	$26.86	$35,569,048
Granted	427,592	$33.83
Vested	(353,117)	$24.70
Forfeited	(9,599)	$30.06
Outstanding at March 31, 2016	953,880	$30.75	$34,673,539

7. Earnings per share

The following table presents the calculation of basic and diluted net loss per share utilizing the if-converted method:

	Three Months Ended March 31,
(in thousands, except share and per share data)	2016	2015
Numerator:
Net income (loss)	$3,991	$(21,520)
Interest expense, net of tax	716	-
Amortization of debt issuance costs, net of tax	215	-
Net income (loss), adjusted	$4,922	$(21,520)

Denominator:
Weighted-average number of shares—basic	39,542,656	37,949,358
Dilutive securities—equity awards	1,096,711	-
Dilutive securities—convertible debt	7,720,525	-
Weighted-average number of shares—diluted	48,359,892	37,949,358

Net income (loss) per share-basic	$0.10	$(0.57)
Net income (loss) per share-diluted	$0.10	$(0.57)

For the three months ended March 31, 2016, basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.

For the three months ended March 31, 2016, diluted earnings per share is computed using the "if-converted" method by dividing the net income adjusted for interest expense and amortization of debt issuance cost, both net of tax, associated with the Company's 2.875 convertible Senior notes due 2021 (the "Notes") by the weighted average number of shares of common stock outstanding during the period. The weighted average number of shares is adjusted for the potential dilutive effect of the exercise of stock options and the vesting of restricted stock units along with the assumption of the conversion of the Notes, at the beginning of the period.

For the three months ended March 31, 2015, basic and diluted earnings per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. No adjustment to the net loss was computed under the "if-converted" method as the effect would have been anti-dilutive.

For the three months ended March 31, 2015, outstanding stock options to purchase approximately 5.1 million shares of common stock, along with 7.7 million shares related to the Company's convertible debt, were excluded from the calculation of diluted earnings per share.

8. Related party transactions

In November 2015, the Company entered into a consulting arrangement with a member of the Company's Board of Directors to provide assistance in connection with the planned spin-off of Aptevo. The maximum compensation under the agreement is $0.1 million per year. The consulting agreement will terminate with the completion of the spin-off, at which time the member of the Board of Directors is expected to become the CEO of Aptevo.

9. Segment information

On August 6, 2015, Emergent BioSolutions Inc. (the "Company" or "Emergent"), announced its plan to separate into two independent publicly-traded companies, one a biotechnology company focused on novel oncology and hematology therapeutics to meaningfully improve patients' lives and the other a global specialty life sciences company focused on providing specialty products for civilian and military populations that address intentional and naturally emerging public health threats. In anticipation of the planned spin-off, the Company realigned certain components of its biosciences business to the new Aptevo segment.  Effective January 1, 2016, the Company changed its segment presentation to reflect this new structure, and recast all prior periods presented to conform to the new presentation.

For financial reporting purposes, the Company reports financial information for two business segments: Biodefense and Aptevo. The Company's two business segments, or divisions, engage in business activities for which discrete financial information is provided to and resources are allocated by the chief operating decision maker. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. The Company's reportable segments offer different products, product candidates, manufacturing processes and services, development processes, sales and marketing processes, and are managed separately.

The Biodefense division consists of three business units: vaccines and therapeutics, medical devices and contract manufacturing. Revenues in this segment are primarily from sales of the Company's FDA-licensed product, BioThrax® (Anthrax Vaccine Adsorbed), to the U.S. government. The Aptevo division consists of one business unit: the discovery, development, commercialization and sale of novel oncology and hematology therapeutics. The "All Other" segment relates to the general operating costs of the Company and includes costs of the centralized services departments, which are not allocated to the other segments, as well as spending on activities that are not classified as Biodefense or Aptevo.

	Reportable Segments
(in thousands)	Biodefense	Aptevo	Total
Three Months Ended March 31, 2016
External revenue	$102,969	$8,033	$111,002
Intersegment revenue (expense)	574	(574)	-
Income (loss) from operations	23,016	(14,455)	8,561
Total assets	925,125	110,772	1,035,897
Three Months Ended March 31, 2015
External revenue	$52,147	$11,486	$63,633
Intersegment revenue (expense)	104	(104)	-
Income (loss) from operations	(18,496)	(9,814)	(28,310)
Total assets	799,017	118,828	917,845

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes and other financial information included elsewhere in this quarterly report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this quarterly report on Form 10-Q, including statements regarding the planned spin-off of Aptevo, the timing of any such spin-off, the future earnings and performance of Emergent or any of its businesses, including the Biodefense and Biosciences businesses on a standalone basis if the spin-off is completed, information with respect to our plans and strategy for our business and financing, includes forward-looking statements that involve risks and uncertainties. You should carefully review the "Special Note Regarding Forward-Looking Statements" and "Risk Factors" sections of this quarterly report on Form 10-Q for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

Product Portfolio

Emergent BioSolutions Inc., or Emergent, is a global specialty biopharmaceutical company seeking to protect and enhance life by offering specialized products to healthcare providers and governments to address medical needs and emerging public health threats. We develop, manufacture, and deliver a portfolio of medical countermeasures primarily for government agencies in the areas of biological and chemical threats and emerging infectious diseases. We also develop and commercialize therapeutics and other specialty products for hospitals and clinics in the areas of hematology/oncology, transplantation, infectious diseases and autoimmune disorders. We have two operating divisions: Biodefense and Aptevo Therapeutics Inc., or Aptevo. For financial reporting purposes, we operate in two business segments that correspond to these two divisions.

On August 6, 2015, we announced our plan to separate into two independent publicly-traded companies, one a biotechnology company focused on novel oncology and hematology therapeutics to meaningfully improve patients' lives and the other a global specialty life sciences company focused on providing specialty products for civilian and military populations that address intentional and naturally emerging public health threats. In accordance with the separation plan, we will spin off certain assets and liabilities of our biosciences business into Aptevo, a wholly-owned subsidiary of Emergent that was incorporated in February 2016.

Change in segments

In anticipation of the planned spin-off, we realigned certain components of our Biosciences business to the new Aptevo segment. Effective January 1, 2016, we changed our segment presentation to reflect this new structure, and recast all prior periods presented to conform to the new presentation.

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

A unique attribute of our Biodefense division investigational stage product portfolio is that most of our candidates are under an active development contract with significant funding from the U.S. government. This allows our development pipeline, along with our marketed products, to be aligned with the strategic priorities of our U.S. and allied foreign government customers.

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

Our Biodefense division also includes multiple platform technologies, including the MVAtor™ (modified vaccinia virus Ankara vector) platform technology and Emergard™, a military-grade auto-injector device designed for intramuscular self-injection of antidotes and other emergency response medical treatments that can address exposure to certain chemical agents and other similar emerging threats and our hyperimmune specialty plasma product manufacturing platform. In February 2016, we announced that Emergard was selected by the U.S. Department of Defense, or DoD, and Battelle Memorial Institute to be tested against and developed to U.S. military specifications as a platform for nerve agent antidote delivery. Development and testing of Emergard is expected to be completed in 2016 and, if successful, could lead to Emergard's future procurement for U.S. military and emergency responder use. The testing and development of Emergard will be performed under a subcontract with Battelle, which in turn has a prime contract with the DoD.

Our Biodefense division provides contract manufacturing services to third-party customers. The majority of these services are performed at one of our facilities located in Baltimore, Maryland. At this facility we perform pharmaceutical product development and filling services for injectable and other sterile products, as well as process design, technical transfer, manufacturing validations, laboratory support, aseptic filling, lyophilization, final packaging and accelerated and ongoing stability studies. We manufacture both vial and pre-filled syringe formats for a wide variety of drug products - small molecule and biological - in all stages of development and commercialization, including 20 licensed products, which are currently sold in more than 40 countries. This facility produces finished units of clinical and commercial drugs for a variety of customers ranging from small biopharmaceutical companies to major multinationals. The facility is an approved manufacturing facility under the regulatory regimes in the United States, Canada, Japan, Brazil, the Middle East and several countries in the European Union.

We have derived the majority of our historical product sales revenues from BioThrax sales to the U.S. government. We are currently a party to a contract with the Centers for Disease Control and Prevention, or the CDC, an operating division of the U.S. Department of Health and Human Services, or HHS, to supply up to 44.75 million doses of BioThrax for the placement into the Strategic National Stockpile, or SNS, over a five-year period ending September 30, 2016. By letter dated April 1, 2016, the CDC informed us of its intent to award a follow-on BioThrax procurement contract on October 1, 2016, which would prevent a lapse in coverage under the current contract.  Accordingly, we expect to continue to derive a majority of product sales revenues from our sales of BioThrax to the U.S. government. We are focused on increasing the sales of our Biodefense products to U.S. government customers and expanding the market for our product portfolio to other customers domestically and internationally.

Our Biodefense segment has generated net income for each of the last five years.

Aptevo

Our Aptevo division is a biotechnology business that focuses on novel oncology and hematology therapeutics to meaningfully improve patients' lives. The Aptevo division's portfolio consists of marketed products, various investigational stage product candidates and platform technologies. Operations that support this division include manufacturing, quality, regulatory affairs, medical affairs, and sales and marketing in support of our marketed products, as well as additional product development capabilities in support of our investigational stage product candidates.

The Aptevo division's investigational stage products MOR209/ES414, ES210 and otlertuzumab are built on the novel ADAPTIRTM (modular protein technology) platform, which is designed to expand on the utility and effectiveness of therapeutic antibodies. The technology platform can form the basis for a variety of product constructs, principally monospecific and multispecific immunotherapeutic proteins and bispecific therapeutic molecules, all which may have structural advantages over monoclonal antibodies. The technology platform utilizes two mechanisms of action: redirected T-cell cytotoxicity, or RTCC, and targeted cytokine delivery. The structural differences of ADAPTIR molecules over monoclonal antibodies allow for the development of other ADAPTIR immunotherapeutics that engage disease targets in a unique manner and produce a unique signaling response. Aptevo is skilled at product candidate generation, validation and subsequent clinical development using the ADAPTIR platform. Aptevo has the ability to progress ADAPTIR molecules from concept to marketed product by employing a variety of capabilities it brings to bear, including protein engineering, pre-clinical development and process development, current good manufacturing practices, or cGMP, and manufacturing oversight. Aptevo also brings to bear key downstream capabilities including the ability to launch, market and commercialize product candidates.

Aptevo's marketed products are:

▪	WinRho® SDF [Rho(D) Immune Globulin Intravenous (Human)], for treatment of autoimmune platelet disorder, also called immune thrombocytopenic purpura or ITP, and, separately, for the treatment of hemolytic disease of the newborn, or HDN;
▪	HepaGam B® [Hepatitis B Immune Globulin Intravenous (Human)], for post-exposure prophylactic treatment of hepatitis-B; and for prevention of hepatitis-B recurrence following liver transplantation in HBsAg-positive liver transplant patients, and for post-exposure prophylactic treatment of hepatitis-B;
▪	VARIZIG® [Varicella Zoster Immune Globulin (Human)], for post-exposure prophylactic treatment of varicella zoster virus, which causes chickenpox, in high risk individuals; and
▪	IXINITY® [coagulation factor IX (recombinant)], indicated in adults and children 12 years of age and older with hemophilia B for control and prevention of bleeding episodes, and for perioperative management.

Aptevo's investigational stage product candidates include the following:

▪	MOR209/ES414, a protein therapeutic being developed for metastatic castration-resistant prostate cancer under Aptevo's collaboration with MorphoSys AG;
▪	ES210, a protein therapeutic being developed for Ulcerative Colitis and other autoimmune and inflammatory diseases;
▪	otlertuzumab, a protein therapeutic being developed for Chronic Lymphocytic Leukemia;
▪	5E3, a monoclonal antibody therapeutic being developed for Alzheimer's disease; and
▪	Other protein therapeutic product candidates primarily targeting immuno-oncology.

The Aptevo division has generated revenue for each of the last five years through product sales, development contracts and collaborative funding but has incurred a net loss for each of those years.

Financial Operations Overview

Revenues

Effective September 30, 2011, we entered into a contract with the CDC to supply up to 44.75 million doses of BioThrax to the CDC over a five-year period from September 30, 2011 through September 30, 2016. The maximum amount that could be paid to us under the contract is $1.25 billion, subject to availability of funding by the U.S. government. As of March 31, 2016, the U.S. government has committed approximately $1.1 billion for the procurement of BioThrax doses under this contract. Through March 31, 2016, we have delivered and, upon CDC acceptance, recognized revenue on approximately 39 million doses, representing approximately $1.1 billion in revenue under this contract. The CDC has informed us of its intention to complete a new BioThrax procurement contract prior to expiration of our current contract we have not yet secured that new contract.

By letter dated April 1, 2016, the CDC informed us of its intent to award a follow-on BioThrax procurement contract, to prevent a lapse in coverage from the current contract to the new contract. The CDC reaffirmed their intent in a follow-up letter, dated April 26, 2016, in which the CDC stated that their acquisition planning process is ongoing and that they project to issue an award for a follow-on BioThrax procurement contract on October 1, 2016.  That letter further indicates that the CDC anticipates continuing to purchase doses of BioThrax in the second and third quarters of 2016 under the current procurement contract, although the quantity to be purchased will be less than the total remaining doses available to be purchased under the current contract.

We have received contract and grant funding from BARDA, the CDC, Defense Threat Reduction Agency, or DTRA, and National Institute of Allergy and Infectious Diseases, or NIAID, for the following Biodefense-related development programs:

Development Programs	Funding Source	Award Date	Performance Period
Anthrasil	BARDA	Sep-05	9/2005 — 4/2021
BAT	BARDA	May-06	5/2006 — 5/2026
Post-Exposure Prophylaxis indication for BioThrax (PEP)	BARDA	Sep-07	9/2007 — 3/2016
Large-scale manufacturing for BioThrax	BARDA	Jul-10	7/2010 — 7/2016
CIADM	BARDA	Jun-12	6/2012 — 6/2037
VIGIV	CDC	Aug-12	8/2012 — 8/2017
Anthrasil	BARDA	Sep-13	9/2013 — 9/2018
NuThrax	NIAID	Aug-14	8/2014 — 10/2019
GC-072	DTRA	Aug-14	8/2014 — 8/2017
NuThrax	BARDA	Mar-15	3/2015 — 8/2017

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

Critical Accounting Policies and Estimates

There have been no significant changes to our Critical Accounting Policies and Estimates during the three months ended March 31, 2016. Refer to the Critical Accounting Policies and Estimates section in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission.

Results of Operations

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Revenues

	Three Months Ended March 31,
(in thousands)	2016	2015	Change	% Change

Product sales:
BioThrax	$59,100	$5	$59,095	N/	A
Other Biodefense	4,658	11,965	(7,307)	(61%)
Total Biodefense	63,758	11,970	51,788	433%
Aptevo products	7,948	6,321	1,627	26%
Total product sales	71,706	18,291	53,415	292%
Contract manufacturing	7,587	12,243	(4,656)	(38%)
Contracts, grants and collaborations	31,709	33,099	(1,390)	(4%)
Total revenues	$111,002	$63,633	$47,369	74%

Product Sales:

The increase in BioThrax sales was due to our decision to suspend shipments to the CDC in the first quarter of 2015 following the discovery of foreign particles in a limited number of vials in two manufactured lots of BioThrax in January 2015. As a result, there were no revenues for BioThrax product sales to the CDC for the three months ended March 31, 2015. The decrease in Other Biodefense revenues was due to the one-time payment for FDA approval of Anthrasil and recorded a $7.0 million milestone payment from the U.S. government in 2015.

Contract Manufacturing:

Contract manufacturing revenues decreased by $4.6 million, or 38%, to $7.6 million for the three months ended March 31, 2016 from $12.2 million for the three months ended March 31, 2015. The decrease is due primarily to $3.8 million from services related to the production of an MVA Ebola vaccine in 2015.

Contracts, Grants and Collaborations:

Contracts, grants and collaborations revenues decreased by $1.4 million, or 4%, to $31.7 million for the three months ended March 31, 2016 from $33.1 million for the three months ended March 31, 2015. The decrease was primarily due to:

▪	decreased development funding of $15.1 million for Anthrasil related to the timing of plasma collection during 2015;
▪	increased development funding of $8.6 million for VIGIV related to plasma collection; and
▪	increased development funding of $7.7 million related to our CIADM program, including $3.3 million from new CIADM task orders.

Cost of Product Sales and Contract Manufacturing

Cost of product sales and contract manufacturing increased by $9.8 million, or 52%, to $28.5 million for the three months ended March 31, 2016 from $18.7 million for the three months ended March 31, 2015. The increase was primarily attributable to increased sales of BioThrax to the CDC.

Research and Development Expenses

Research and development expenses decreased by $4.5 million, or 12%, to $34.2 million for the three months ended March 31, 2016 from $38.7 million for the three months ended March 31, 2015. This decrease primarily reflects lower contract service costs. Net of contracts, grants and collaborations revenues, we incurred net research and development expenses of $2.4 million and $5.6 million during the three months ended March 31, 2016 and 2015, respectively.

Our principal research and development expenses for the three months ended March 31, 2016 and 2015 are shown in the following table:

	Three Months Ended
	March 31,
(in thousands)	2016	2015	Change	% Change
Biodefense:
Large-scale manufacturing for BioThrax	$2,380	$2,748	$(368)	(13%)
BioThrax related programs	791	691	100	14%
PreviThrax	900	1,765	(865)	(49%)
NuThrax	4,386	2,829	1,557	55%
Pandemic influenza	741	1,117	(376)	(34%)
Anthrasil	283	10,608	(10,325)	(97%)
Botulinum antitoxin	1,055	1,439	(384)	(27%)
EV-035 series of molecules	802	764	38	5%
CIADM task orders	2,824	-	2,824	N/	A
VIGIV	2,587	301	2,286	759%
Emergard	2,672	408	2,264	555%
Other Biodefense	6,445	5,703	742	13%
Total Biodefense	25,866	28,373	(2,507)	(9%)

Aptevo:
MOR209/ES414	1,817	672	1,145	170%
IXINITY	2,225	5,357	(3,132)	(58%)
otlertuzumab	522	1,195	(673)	(56%)
5E3 (formerly Alzheimer's)	360	560	(200)	(36%)
Other ADAPTIR related programs	3,071	1,799	1,272	71%
Other Aptevo	293	746	(453)	(61%)
Total Aptevo	8,288	10,329	(2,041)	(20%)
Total	$34,154	$38,702	$(4,548)	(12%)

The decrease in expense for large-scale manufacturing for BioThrax was primarily due to the timing of manufacturing development activities. The increase in expense for BioThrax related programs was primarily related to the timing of clinical studies to support applications for label expansion for BioThrax. The decrease in expense for PreviThrax was primarily due to the timing of non-clinical studies. In light of reduced funding by the U.S. government for this product candidate, we expect the spending for PreviThrax will continue to decrease in the future. The increase in expense for NuThrax was primarily due to the timing of non-clinical animal studies and manufacturing activities. The decrease in expense for Pandemic influenza was primarily due to the timing of manufacturing development activities. The decrease in expense for our Anthrasil program was primarily due to the timing of plasma collection services. The decrease in expense for our Botulinum antitoxin program was primarily due to the timing of stability testing and plasma collection. The expense for the EV-035 series of molecules was primarily related to preclinical formulation development activities. The expense for CIADM task orders awarded in 2015 was primarily for manufacturing development for Ebola monoclonal antibodies. The increase in expense for VIGIV was primarily for plasma collection. The increase in expense for Emergard was primarily for formulation development. The increase in expense for our Other Biodefense activities was primarily due to increased expense related to our funded pre-clinical product candidates and manufacturing development activities.

The increase in expense for the MOR209/ES414 product candidate was primarily due to the timing of manufacturing activities, along with reimbursement for clinical material from MorphoSys. The decrease in expense for our IXINITY product was primarily due to the timing of manufacturing activities and the timing of clinical trial activities. The decrease in expense for the otlertuzumab product candidate was primarily related to the timing of clinical trial activities. The decrease in expense for 5E3 was primarily due to early stage non-clinical activities. The increase in expense for Other ADAPTIR related programs was primarily due to an increase in characterization and non-clinical activities. The decrease in Other Aptevo was associated the timing of centralized research and development activities attributable to product candidates.

Selling, General and Administrative Expenses

	Three Months Ended March 31,
(in thousands)	2016	2015	Change	% Change

Biodefense	$30,086	$25,610	$4,476	17%
Aptevo	9,698	8,883	815	9%
Total selling, general and administrative expenses	$39,784	$34,493	$5,291	15%

Selling, general and administrative expenses increased by $5.3 million, or 15%, to $39.8 million for the three months ended March 31, 2016 from $34.5 million for the three months ended March 31, 2015. This increase includes costs associated with our anticipated spin-off along with increased professional services to support our strategic growth initiatives.

Total Other Expense

Total net other expense decreased by $0.3 million, or 20%, to $1.2 million for the three months ended March 31, 2016 from $1.5 million for the three months ended March 31, 2015.

Provision for (Benefit from) Income Taxes

Provision for (benefit from) income taxes increased by $11.6 million to a provision for income taxes of $3.3 million for the three months ended March 31, 2016 from a benefit from income taxes of $8.3 million for the three months ended March 31, 2015. The increase in the provision for (benefit from) income taxes was primarily due to the $37.1 million increase in our pre-tax income. For the three months ended March 31, 2016 and 2015, our estimated effective annual tax rate was 29% and 28%, respectively. For the three months ended March 31, 2016, the provision for income taxes included a one-time non-cash charge of $1.2 million associated with tax planning and restructuring activities.

Liquidity and Capital Resources

Sources of Liquidity

From inception through March 31, 2016, we have funded our cash requirements principally with a combination of revenues from sales of BioThrax, debt financing, development funding from government entities, and non-government and philanthropic organizations, and collaborative partners, the net proceeds from our initial public offering and the sale of our common stock upon exercise of stock options. We have operated profitably for each of the five years ended December 31, 2015. As of March 31, 2016, we had cash and cash equivalents of $341.0 million.

At the closing of the spin-off of Aptevo from Emergent, Emergent will provide to Aptevo cash of approximately $40 million from its cash reserves on hand, along with a commitment in the form of a promissory note to provide another $20 million within six to 12 months after the separation.

Cash Flows

The following table provides information regarding our cash flows for the three months ended March 31, 2016 and 2015:

	Three Months Ended
	March 31,
(in thousands)	2016	2015
Net cash provided by (used in):
Operating activities(i)	$37,806	$(65,898)
Investing activities	(18,214)	(9,082)
Financing activities	8,629	10,996
Net increase (decrease) in cash and cash equivalents	$28,221	$(63,984)

(i) Includes the effect of exchange rates on cash and cash equivalents.

Net cash provided by operating activities of $37.8 million for the three months ended March 31, 2016 was primarily due to our net income of $4.0 million and a $51.2 million decrease in accounts receivable related to the timing of collection of amounts billed primarily to the CDC, along with non-cash charges of $8.8 million for depreciation and amortization, that is partially offset by an increase in inventories of $11.3 million primarily due to the timing of deliveries of BioThrax to the CDC, a decrease in accrued compensation of $8.3 million primarily related to the payment of 2015 bonuses and an increase of $5.6 million in prepaid expenses and other assets.

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

Net cash used in investing activities of $18.2 million for the three months ended March 31, 2016 was due to infrastructure and equipment investments, including the construction of a third manufacturing suite at our Baltimore CIADM manufacturing facility.

Net cash used in investing activities of $9.1 million for the three months ended March 31, 2015 was due to infrastructure and equipment investments.

Net cash provided by financing activities of $8.6 million for the three months ended March 31, 2016 was primarily due to $5.8 million in excess tax benefits from exercise of stock options and $3.6 million in proceeds from the issuance of common stock pursuant to employee equity plans.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2016, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

We are in the process of implementing a new enterprise resource planning ("ERP") system, which is planned to be complete in May 2016. As of March 31, 2016, we had completed the implementation of this new ERP system for portions of our Biodefense business segment along with Aptevo. In connection with the implementation, we updated the processes that constitute our internal control over financial reporting, as necessary, to accommodate related changes to our business processes and accounting procedures.

Although the processes that constitute our internal control over financial reporting have been materially affected by the implementation of this new system for Aptevo and will require testing for effectiveness as the implementation progresses, we do not believe that the implementation has had or will have a material adverse effect on our internal control over financial reporting.

Except as otherwise described above, there have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

THE PLANNED SPIN-OFF OF OUR BIOSCIENCES BUSINESS

Our plan to pursue a spin-off of our biosciences business into a separate, standalone publicly-traded company is subject to material conditions and may not be completed on the currently contemplated timeline or at all.

In August 2015, we announced a plan to pursue a spin-off of certain assets of our biosciences business into a separate, standalone publicly-traded company, Aptevo Therapeutics Inc., which is subject to board approval of the final terms, through a tax-free distribution to Emergent shareholders of publicly-traded stock in Aptevo. We expect to complete the spin-off in mid 2016. Unanticipated developments, including possible delays in obtaining effectiveness of Aptevo's Registration Statement on Form 10, a tax opinion, covenant waivers or other required clearances, uncertainty of the financial markets and challenges in establishing infrastructure or processes, could delay or prevent the proposed spin-off or cause it to occur on terms or conditions that are less favorable or different than expected. Expenses incurred to accomplish the proposed spin-off will be significant and may be significantly higher than what we currently anticipate, and may not yield a discernible benefit if we do not execute the transaction. Executing the proposed spin-off also requires significant time and attention from management and employees, which could distract them from other tasks in operating our business and, as a result, negatively impact our operations and our earnings.

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

We have derived and expect for the foreseeable future to derive the majority of our revenue from sales of BioThrax, our anthrax vaccine licensed by the U.S. Food and Drug Administration, or the FDA, to the U.S. government. We are currently party to a contract with the Centers for Disease Control and Prevention, or the CDC, for the supply of up to 44.75 million doses of BioThrax for placement into the Strategic National Stockpile, or the SNS, over a five-year period, which is scheduled to expire on September 30, 2016.

By letter dated April 1, 2016, the CDC informed us of its intent to award a follow-on BioThrax procurement contract on October 1, 2016, to prevent a lapse in coverage from the current contract to the new contract. Although the CDC has informed us of its intention to complete a new BioThrax procurement contract prior to expiration of our current contract, we have not yet secured that new contract and the procurement of doses of BioThrax by the CDC remains subject to the availability of funding.

Our existing contract with the CDC does not, and any future procurement contract will not, guarantee that funding for the procurement of doses will be made available. If the SNS priorities change, funding to procure doses of BioThrax may be limited or not available, and our business, financial condition and operating results could be materially harmed. For example, by letter dated April 26, 2016, the CDC indicated that it anticipates that the quantity of BioThrax it plans to purchase for the remaining term of the existing contract will be less than the total remaining doses available to be purchased under the existing contract. The success of our business and our operating results for the foreseeable future are significantly dependent on funding for the procurement of BioThrax and the terms of our BioThrax sales to the U.S. government, including the price per dose, the number of doses and the timing of deliveries. If the U.S. government's demand for BioThrax is reduced for any extended time period, our business, financial condition, operating results and cash flow could be materially harmed.

Our U.S. government procurement and development contracts require ongoing funding decisions by the U.S. government. Reduced or discontinued funding of these contracts could cause our business, financial condition, operating results and cash flow to suffer materially.

Our principal customer for BioThrax, BAT, Anthrasil, VIGIV and RSDL is the U.S. government. We anticipate that the U.S. government will also be a principal customer for other Biodefense products that we successfully acquire or develop. Additionally, a significant portion of our revenue comes from U.S. government development contracts and grants. Over its lifetime, a U.S. government procurement or development program may be implemented through the award of many different individual contracts and subcontracts. The funding for such government programs is subject to Congressional appropriations, generally made on a fiscal year basis, even for programs designed to continue for several years. For example, sales of BioThrax supplied under our multi-year procurement contract with the CDC are subject to available funding, mostly from annual appropriations. These appropriations can be subject to political considerations and stringent budgetary constraints. For example, in April 2016, we were notified by BARDA that, after prioritization of its development funding, BARDA would not be exercising the clinical trial option for our PreviThrax rPA vaccine program. As a consequence of this decision, we determined to cease further development work on our PreviThrax vaccine product candidate. Additionally, our government-funded development contracts typically give the U.S. government the right, exercisable in its sole discretion, to extend these contracts for successive option periods following a base period of performance. The value of the services to be performed during these option periods may constitute the majority of the total value of the underlying contract. For example, the development contract we were awarded in September 2014 for the development of a dry formulation of NuThrax consists of a two-year base period of performance valued at approximately $7.3 million and thirteen options over a five-year period for a total contract value of approximately $29 million. If levels of government expenditures and authorizations for Biodefense decrease or shift to programs in areas where we do not offer products or are not developing product candidates, or if the U.S. government otherwise declines to exercise its options under our contracts, our business, revenues and operating results would suffer.

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

There are a number of companies with biodefense products or product candidates competing with us for both U.S. government procurement and development resources. For example, in terms of additional procurement of anthrax countermeasures, HHS awarded an SNS procurement contract to GlaxoSmithKline plc for ABThrax™ (raxibacumab), an FDA-approved anthrax monoclonal antibody therapeutic, and recently awarded an SNS procurement contract to Elusys Therapeutics, Inc. for Anthim (obiltoxaximab), an investigational stage anthrax monoclonal antibody therapeutic.

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

Competition for BioThrax, WinRho SDF, BAT, Anthrasil, HepaGam B, VARIZIG, VIGIV and IXINITY, or our "Biologic Products," may be affected by follow-on biologics, or "biosimilars," in the United States and other jurisdictions. Regulatory and legislative activity in the United States and other countries may make it easier for generic drug manufacturers to manufacture and sell biological drugs similar or identical to our Biologic Products, which might affect the profitability or commercial viability of our Biologic Products. Under the Biologics Price Competition and Innovation Act of 2010, the FDA cannot approve a biosimilar application until the 12-year exclusivity period for the innovator biologic has expired. Regulators in the European Union and in other foreign jurisdictions have already approved biosimilars, although the European Medicines Agency has expressly excluded blood or plasma-derived products and their recombinant alternatives from the biosimilar pathway for a period of time. Vaccine and allergen products are considered on a case-by-case basis. The specific regulatory framework for this new approval pathway, whether the FDA will permit biosimilars for blood products and vaccines, and the extent to which an approved biosimilar would be substituted for the innovator biologic are not yet clear and will depend on many factors that are currently unknown. If a biosimilar version of one of our Biologic Products were approved, it could have a material adverse effect on the sales and gross profits of the affected Biologic Product and could adversely affect our business and operating results.

Political or social factors may delay or impair our ability to market our products and may require us to spend significant management time and financial resources to address these issues.

Products developed to treat diseases caused by or to combat Chemical, Biological, Radiological, Nuclear and Explosives, or CBRNE, threats are subject to changing political and social environments. The political responses and social awareness of the risks of biowarfare and bioterrorism attacks on military personnel or civilians may vary over time. If the threat of terrorism were to decline, then the public perception of the risk of bioterrorism may be reduced. This perception, as well as political or social pressures, could delay or cause resistance to bringing our products to market or limit pricing or purchases of our products, any of which could negatively affect our revenues.

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

However, NuThrax, for example, is subject to a different regulatory approval pathway. Specifically, because humans are rarely exposed to anthrax toxins under natural conditions, and cannot be intentionally exposed, statistically significant efficacy for these product candidates cannot be demonstrated in humans. Instead, efficacy must be demonstrated, in part, by utilizing animal models instead of testing in humans. This is known as the FDA's "Animal Rule." We cannot guarantee that the FDA will permit us to proceed with licensure of NuThrax or any Biodefense product candidates under the Animal Rule. Even if we are able to proceed pursuant to the Animal Rule, the FDA may decide that our data are insufficient to support approval and require additional preclinical, clinical or other studies, refuse to approve our products, or place restrictions on our ability to commercialize those products. Furthermore, products approved under the Animal Rule are subject to certain additional post-marketing requirements. For example, to the extent feasible and ethical, manufacturers of products approved pursuant to the Animal Rule must conduct post-marketing studies, such as field studies, to verify and describe the drug's clinical benefit and to assess its safety when used as indicated. We cannot guarantee that we will be able to meet this regulatory requirement even if one or more of our product candidates are approved under the Animal Rule.

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

The FDA enforces its cGMP and other requirements through periodic unannounced inspections of manufacturing facilities. The FDA is authorized to inspect domestic manufacturing facilities without prior notice at reasonable times and in a reasonable manner. The FDA conducts periodic inspections of our facilities. For example, our Lansing facility was inspected most recently in April 2016, our Winnipeg manufacturing facility was inspected most recently in January 2015, and our Baltimore (Camden) facility was most recently inspected in August 2015. Following each of these inspections, the FDA has issued inspectional observations, some of which were significant, but all of which are being, or have been, addressed through corrective actions. If, in connection with any future inspection, the FDA finds that we are not in substantial compliance with cGMP requirements, or if the FDA is not satisfied with the corrective actions we take, the FDA may undertake enforcement action against us, which may include:

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

We are currently dependent on third-party manufacturers for the manufacture of RSDL and IXINITY. Certain of our third-party manufacturers currently constitute the sole source supplier for these products, and we have and will continue to have limited control over the manufacturing process and costs of these products.

For example, E-Z-EM Canada Inc. (dba Therapex) is the sole source manufacturer for RSDL. CMC ICOS Biologics, Inc., or CMC, is the exclusive manufacturer of bulk drug substance for our IXINITY product. During 2015, we ordered nine manufacturing lots of bulk drug substance from CMC. CMC successfully manufactured and released only one of the nine lots ordered, and has not successfully manufactured or released any lots of bulk drug substance in 2016. If current efforts by CMC to manufacture and release bulk drug substance are not successful, the resulting lack of supply of bulk drug substance could lead to a projected supply shortage of IXINITY requiring notification to the FDA. This inability to supply IXINITY would adversely affect its sales, market position and viability. Because of contractual restraints and the lead-time necessary to obtain FDA approval of a new manufacturer, replacement of any of these manufacturers may be expensive and time consuming and may cause interruptions in our supply of these products to our customers.

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

Certain of our products in development have experienced regulatory and/or clinical setbacks in the past. For example, in December 2015, after a joint review of data from the Phase 1 dose escalation study of MOR209/ES414 in prostate cancer patients, we and MorphoSys concluded that the dosing regimen and administration required adjustment. We plan to continue the current clinical trial under an amended protocol with recruitment expected to start around mid-2016. As a result of the required dosing regimen change and the impact to the overall development timeline and technical risk, our co-development agreement with MorphoSys was restructured. Under the terms of the restructured agreement, MorphoSys' cost sharing in the years 2016 to 2018 was reduced and future milestone payments payable by MorphoSys to us were reduced from a total of up to $163 million to a total of up to $74 million. As a result of the required change in dosing regimen for MOR209/ES414, the termination provisions under the MorphoSys collaboration agreement were amended to give MorphoSys a one-time right to terminate the collaboration agreement, without notice, at either the end of 2016 or after review of clinical data from the first six patients enrolled and dosed in the Phase 1 trial. If we are delayed or prevented from developing or commercializing a product candidate in a profitable manner, or if doing so requires us to incur significant unanticipated costs, our growth could be materially and adversely affected.

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

We continue to evaluate our business strategy and, as a result, may modify our strategy in the future. In this regard, we may, from time to time, focus our product development efforts on different product candidates or may delay or halt the development of various product candidates. For example, in April 2016, we were notified by BARDA that, after prioritization of its development funding, BARDA would not be exercising the clinical trial option for our PreviThrax rPA vaccine program. As a consequence of this decision, we determined to cease further development work on our PreviThrax vaccine product candidate. As a result of changes in our strategy, we may change or refocus our existing product development, commercialization and manufacturing activities. This could require changes in our facilities and our personnel. Any product development changes that we implement may not be successful. In particular, we may fail to select or capitalize on the most scientifically, clinically or commercially promising or profitable product candidates. Our decisions to allocate our research and development, management and financial resources toward particular product candidates or therapeutic areas may not lead to the development of viable commercial products and may divert resources from better opportunities. Similarly, our decisions to delay or terminate product development programs may also prove to be incorrect and could cause us to miss valuable opportunities.

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

Our business strategy includes growing our business through acquisition and in-licensing transactions. We may not be successful in identifying, effectively evaluating, structuring, acquiring or in-licensing, and developing and commercializing additional products on favorable terms, or at all. Competition for attractive product opportunities is intense and may require us to devote substantial resources, both managerial and financial, to an acquisition opportunity. A number of more established companies are also pursuing strategies to acquire or in-license products in the biopharmaceutical field. These companies may have a competitive advantage over us due to their size, cash resources, cost of capital, effective tax rate and greater clinical development and commercialization capabilities.

Acquisition efforts can consume significant management attention and require substantial expenditures, which could detract from our other programs. In addition, we may devote significant resources to potential acquisitions that are never completed. Even if we are successful in acquiring a company or product, it may not result in a successfully developed or commercialized product or, even if an acquired product is commercialized, competing products or technologies could render a product noncompetitive, uneconomical or obsolete. Moreover, the cost of acquiring other companies or in-licensing products could be substantial, and in order to acquire companies or new products, we may need to incur substantial debt or issue dilutive securities. For example, in part to fund our acquisition of Cangene Corporation, we issued $250 million of senior convertible notes in January 2014. If we are unsuccessful in our efforts to acquire other companies or in-license and develop additional products, or if we acquire or in-license unproductive assets, it could have a material adverse effect on the growth of our business, and we could be compelled to record significant impairment charges to write-down the carrying value of our acquired intangible assets, which could materially harm our financial results.

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

For example, in 2011, our previous collaboration partner Abbott Laboratories, or Abbott, terminated its collaboration with us for the development of otlertuzumab following a portfolio reprioritization process by Abbott. In  December 2015, after a joint review of data from the Phase 1 dose escalation study of MOR209/ES414 in prostate cancer patients, we and MorphoSys concluded that the dosing regimen and administration required adjustment. We plan to continue the current clinical trial under an amended protocol with recruitment expected to start around mid-2016. As a result of the required dosing regimen change and the impact to the overall development timeline and technical risk, our co-development agreement with MorphoSys was restructured. Under the terms of the restructured agreement, MorphoSys' cost sharing in the years 2016 to 2018 was reduced and future milestone payments payable by MorphoSys to us were reduced to a total of up to $74 million. As a result of the required change in dosing regimen for MOR209/ES414, the termination provisions under the MorphoSys collaboration agreement were amended to give MorphoSys a one-time right to terminate the collaboration agreement, without notice, at either the end of 2016 or after review of clinical data from the first six patients enrolled and dosed in the Phase 1 trial.

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

As of March 31, 2016, our total consolidated indebtedness was $253 million, including $250 million of obligations under our senior convertible notes. Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the senior convertible notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

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

As of March 31, 2016, we had approximately $341.0 million of cash and cash equivalents. Our future capital requirements will depend on many factors, including, among others:

▪	the level, timing and cost of product sales;
▪	the extent to which we acquire or invest in and integrate companies, businesses, products or technologies;
▪	the acquisition of new facilities and capital improvements to new or existing facilities;
▪	the payment obligations under our indebtedness;
▪	the scope, progress, results and costs of our development activities;
▪	our ability to obtain funding from collaborative partners, government entities and non-governmental organizations for our development programs;
▪	the costs of commercialization activities, including product marketing, sales and distribution; and
▪	the costs associated with our planned spin-off of Aptevo, including funding that may be provided to Aptevo and costs of the transaction.

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

Because of the specialized scientific nature of our business, our ability to develop products and to compete with our current and future competitors largely depends upon our ability to attract, retain and motivate highly qualified managerial and key scientific and technical personnel. If we are unable to retain the services of one or more of the principal members of senior management or other key employees, our ability to implement our business strategy could be materially harmed. We face intense competition for qualified employees from biopharmaceutical companies, research organizations and academic institutions. Attracting, retaining or replacing these personnel on acceptable terms may be difficult and time-consuming given the high demand in our industry for similar personnel. We believe part of being able to attract, motivate and retain personnel is our ability to offer a competitive compensation package, including equity incentive awards. We have submitted to our stockholders for vote at our 2016 annual meeting a proposal to increase the number of shares of our common stock issuable under our stock incentive plan. If we do not receive stockholder approval for this proposal or otherwise cannot offer a competitive compensation package to attract and retain the qualified personnel necessary for the continued development of our business, we may not be able to maintain our operations or grow our business.

RISKS RELATED TO OWNERSHIP OF OUR COMMON STOCK

Fuad El-Hibri, executive chairman of our Board of Directors, has significant influence over us through his substantial beneficial ownership of our common stock, including an ability to influence the election of the members of our Board of Directors, or delay or prevent a change of control of us.

Mr. El-Hibri has the ability to significantly influence the election of the members of our Board of Directors due to his substantial beneficial ownership of our common stock. As of April 29, 2016, Mr. El-Hibri was the beneficial owner of approximately 14% of our outstanding common stock. As a result, Mr. El-Hibri could delay or prevent a change of control of us that may be favored by other directors or stockholders and otherwise exercise substantial influence over all corporate actions requiring board or stockholder approval, including any amendment of our certificate of incorporation or by-laws. The control by Mr. El-Hibri may prevent other stockholders from influencing significant corporate decisions. In addition, Mr. El-Hibri's significant beneficial ownership of our shares could present the potential for a conflict of interest.

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

Our stock price has been, and is likely to continue to be, volatile. The market price of our common stock could fluctuate significantly for many reasons, including in response to the risks described in this "Risk Factors" section, or for reasons unrelated to our operations, such as reports by industry analysts, investor perceptions or negative announcements by our customers, competitors or suppliers regarding their own performance, as well as industry conditions and general financial, economic and political instability. From November 15, 2006, when our common stock first began trading on the New York Stock Exchange, through April 29, 2016, our common stock has traded as high as $40.96 per share and as low as $4.40 per share. The stock market in general as well as the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price of our common stock may be influenced by many factors, including, among others:

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales or the perception in the market that the holders of a large number of shares intend to sell shares could reduce the market price of our common stock. Moreover, holders of an aggregate of approximately 6 million shares of our common stock outstanding as of April 29, 2016, have the right to require us to register these shares of common stock under specified circumstances. In May 2015, we filed an automatic shelf registration statement, which immediately became effective under SEC rules. For so long as we continue to satisfy the requirements to be deemed a "well-known seasoned issuer" under SEC rules, this shelf registration statement, effective until May 2018, would provide for a secondary offering of these shares from time to time.

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

Date: May 6, 2016

By: /s/ROBERT G. KRAMER
Robert G. Kramer
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Date: May 6, 2016

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

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language):
(i) Condensed Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015;
(ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2016 and 2015;
(iii) Condensed Consolidated Balance Sheets at March 31, 2016 and December 31, 2015;
(iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015; and
(v) Notes to Consolidated Financial Statements.

#Filed herewith.