Form 10-Q
period 2016-06-30
Emergent BioSolutions Inc.
filed 2016-08-05
CIK 1367644

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of July 29, 2016, the registrant had 40,458,718 shares of common stock outstanding.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, including statements regarding the future earnings and performance of Emergent or any of its businesses, our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management, are forward-looking statements. We generally identify forward-looking statements by using words like "believes," "expects," "anticipates," "intends," "plans," "forecasts," "estimates" and similar expressions in conjunction with, among other things, discussions of financial performance or financial condition, growth strategy, product sales, manufacturing capabilities, product development, regulatory approvals or expenditures. These forward-looking statements are based on our current intentions, beliefs and expectations regarding future events. We cannot guarantee that any forward-looking statement will be accurate. You should realize that if underlying assumptions prove inaccurate or unknown risks or uncertainties materialize, actual results could differ materially from our expectations. You are, therefore, cautioned not to place undue reliance on any forward-looking statement. Any forward-looking statement speaks only as of the date on which such statement is made, and, except as required by law, we do not undertake to update any forward-looking statement to reflect new information, events or circumstances.

There are a number of important factors that could cause our actual results to differ materially from those indicated by such forward-looking statements, including, among others:

▪	appropriations for the procurement of BioThrax® (Anthrax Vaccine Adsorbed) and our other countermeasure products;
▪	our ability to perform under our contracts with the U.S. government related to BioThrax, including the timing of deliveries;
▪	our ability to obtain new BioThrax sales contracts or modifications to existing contracts;
▪	the availability of funding for our U.S. government grants and contracts;
▪	our ability to successfully execute our growth strategy and achieve our financial and operational goals;
▪	our ability to successfully integrate and develop the products or product candidates, programs, operations and personnel of any entities or businesses that we acquire;
▪	our ability to perform under our contract with the U.S. government to develop and obtain regulatory approval for the manufacturing of BioThrax in Building 55, our large-scale vaccine manufacturing facility in Lansing, Michigan;
▪	whether the operational, marketing and strategic benefits of the spin-off of our biosciences business can be achieved and the timing of any such benefits;
▪	our ability to identify and acquire companies or in-license products or late-stage product candidates that satisfy our selection criteria;
▪	our ability to realize synergies and benefits from acquisitions or in-licenses within expected time periods or at all;
▪	our ability to successfully identify and respond to new development contracts with the U.S. government, as well as successfully maintain, through achievement of development milestones, current development contracts with the U.S. government;
▪	our ability to obtain and maintain intellectual property protection for our products and product candidates;
▪	our ability and plans to expand our manufacturing facilities and capabilities;
▪	our ability and the ability of our contractors and suppliers to maintain compliance with cGMP and other regulatory obligations;
▪	the results of regulatory inspections;
▪	the operating and financial restrictions placed on us and our subsidiaries under our senior secured credit facility;
▪	the outcome of the purported class action lawsuit recently filed against us and possible other future material legal proceedings;
▪	the rate and degree of market acceptance and clinical utility of our products;
▪	the success of our ongoing and planned development programs, non-clinical activities and clinical trials of our product candidates;
▪	our ability to obtain and maintain regulatory approvals for our product candidates and the timing of any such approvals;
▪	the success of our commercialization, marketing and manufacturing capabilities and strategy; and
▪	the accuracy of our estimates regarding future revenues, expenses, capital requirements and needs for additional financing.

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

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Emergent BioSolutions Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share and per share data)

	June 30, 2016	December 31, 2015
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$333,395	$312,795
Accounts receivable, net	66,749	120,767
Inventories	96,674	76,936
Income tax receivable, net	9,184	6,573
Prepaid expenses and other current assets	22,045	20,339
Total current assets	528,047	537,410

Property, plant and equipment, net	359,034	331,856
In-process research and development	41,800	42,501
Intangible assets, net	52,645	57,375
Goodwill	54,902	54,902
Deferred tax assets, net	18,192	11,286
Other assets	1,846	2,154
Total assets	$1,056,466	$1,037,484

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$58,974	$45,966
Accrued expenses and other current liabilities	2,482	6,229
Accrued compensation	29,778	34,683
Contingent consideration, current portion	2,983	2,553
Provisions for chargebacks	2,512	2,238
Deferred revenue, current portion	7,129	7,942
Total current liabilities	103,858	99,611

Contingent consideration, net of current portion	22,580	23,046
Long-term indebtedness	247,393	246,892
Deferred revenue, net of current portion	8,410	6,590
Other liabilities	1,553	1,328
Total liabilities	383,794	377,467

Stockholders' equity:
Preferred stock, $0.001 par value; 15,000,000 shares authorized, 0 shares issued and outstanding at both June 30, 2016 and December 31, 2015	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized, 40,852,511 shares issued and 40,429,681 shares outstanding at June 30, 2016; 100,000,000 shares authorized, 39,829,408 shares issued and 39,406,578 shares outstanding at December 31, 2015	41	40
Treasury stock, at cost, 422,830 common shares at both June 30, 2016 and December 31, 2015	(6,420)	(6,420)
Additional paid-in capital	337,947	317,971
Accumulated other comprehensive loss	(3,080)	(2,713)
Retained earnings	344,184	351,139
Total stockholders' equity	672,672	660,017
Total liabilities and stockholders' equity	$1,056,466	$1,037,484

The accompanying notes are an integral part of these consolidated financial statements.

Emergent BioSolutions Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Unaudited)		(Unaudited)
Revenues:
Product sales	$58,546	$82,023	$130,252	$100,314
Contract manufacturing	10,156	8,859	17,743	21,102
Contracts, grants and collaborations	32,785	35,230	64,494	68,329
Total revenues	101,487	126,112	212,489	189,745

Operating expense:
Cost of product sales and contract manufacturing	35,612	27,266	64,115	46,014
Research and development	35,347	40,941	69,501	79,643
Selling, general and administrative	44,148	36,453	83,932	70,946
Income (loss) from operations	(13,620)	21,452	(5,059)	(6,858)

Other income (expense):
Interest income	220	273	406	355
Interest expense	(1,509)	(1,628)	(3,033)	(3,288)
Other income, net	17	(497)	133	(397)
Total other expense, net	(1,272)	(1,852)	(2,494)	(3,330)

Income (loss) before provision for (benefit from) income taxes	(14,892)	19,600	(7,553)	(10,188)
Provision for (benefit from) income taxes	(3,945)	5,500	(597)	(2,769)
Net income (loss)	$(10,947)	$14,100	$(6,956)	$(7,419)

Net income (loss) per share - basic	$(0.27)	$0.37	$(0.17)	$(0.19)
Net income (loss) per share - diluted (1)	$(0.27)	$0.32	$(0.17)	$(0.19)

Weighted-average number of shares - basic	40,202,821	38,480,754	39,872,738	38,216,524
Weighted-average number of shares - diluted	40,202,821	47,410,413	39,872,738	38,216,524

(1) See Note 8 "Earnings per share" for details on calculation.

The accompanying notes are an integral part of these consolidated financial statements.

Emergent BioSolutions Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Unaudited)		(Unaudited)

Net income (loss)	$(10,947)	$14,100	$(6,956)	$(7,419)
Foreign currency translations, net of tax	1,072	(415)	(367)	(649)
Comprehensive income (loss)	$(9,875)	$13,685	$(7,323)	$(8,068)

The accompanying notes are an integral part of these consolidated financial statements.

Emergent BioSolutions Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:	(Unaudited)
Net loss	$(6,956)	$(7,419)
Adjustments to reconcile to net cash provided by (used in) operating activities:
Stock-based compensation expense	9,945	7,790
Depreciation and amortization	17,770	17,298
Income taxes	547	630
Change in fair value of contingent obligations	935	751
Impairment of long-lived assets	1,114	-
Excess tax benefits from stock-based compensation	(10,442)	(7,241)
Other	775	153
Changes in operating assets and liabilities:
Accounts receivable	53,933	(40,884)
Inventories	(19,738)	(19,034)
Income taxes	(14,556)	(16,740)
Prepaid expenses and other assets	(1,713)	2,465
Accounts payable	11,287	2,062
Accrued expenses and other liabilities	(3,533)	157
Accrued compensation	(4,966)	(5,473)
Provision for chargebacks	274	(253)
Deferred revenue	1,007	2,368
Net cash provided by (used in) operating activities	35,683	(63,370)
Cash flows from investing activities:
Purchases of property, plant and equipment	(39,246)	(19,681)
Net cash used in investing activities	(39,246)	(19,681)
Cash flows from financing activities:
Proceeds from long-term debt obligations	-	2,000
Issuance of common stock upon exercise of stock options	14,524	13,162
Excess tax benefits from stock-based compensation	10,442	7,241
Contingent obligation payments	(971)	(5,002)
Net cash provided by financing activities	23,995	17,401

Effect of exchange rate changes on cash and cash equivalents	168	(8)

Net increase (decrease) in cash and cash equivalents	20,600	(65,658)
Cash and cash equivalents at beginning of period	312,795	280,499
Cash and cash equivalents at end of period	$333,395	$214,841

The accompanying notes are an integral part of these consolidated financial statements.

EMERGENT BIOSOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Summary of significant accounting policies

Basis of presentation and consolidation

On August 6, 2015, Emergent BioSolutions Inc. (the "Company" or "Emergent"), announced its plan to separate into two independent publicly-traded companies, one a biotechnology company focused on novel oncology and hematology therapeutics to meaningfully improve patients' lives and the other a global specialty life sciences company focused on providing specialty products for civilian and military populations that address intentional and naturally emerging public health threats. In accordance with the separation plan, Emergent transferred certain assets and liabilities of its biosciences business into Aptevo Therapeutics Inc. ("Aptevo"), a wholly-owned subsidiary of Emergent before the completion of the spin-off, which was incorporated in February 2016.

In anticipation of the spin-off, the Company realigned certain components of its biosciences business to the new Aptevo segment to be consistent with how the Company's chief operating decision maker ("CODM") allocates resources and makes decisions about the operations of the Company. Effective January 1, 2016, the Company changed its segment presentation to reflect this new structure, and recast all prior periods presented to conform to the new presentation.

On August 1, 2016, the Company completed the spin-off of Aptevo. Aptevo is now an independent public company trading under the symbol "APVO" on the NASDAQ Global Select Market ("NASDAQ"). The accompanying unaudited financial statements for the three months and six months ended June 30, 2016 and 2015 include the results of Aptevo. The spin-off of Aptevo has therefore not yet been reflected in the Company's historical results and will be presented as a discontinued operation beginning in the third quarter of 2016. Discontinued operations will reflect the revenues and expenses directly associated with the results of operations of Aptevo for all periods presented.

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

During the six months ended June 30, 2016, there have been no significant changes to the Company's summary of significant accounting policies contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC. In the opinion of the Company's management, any adjustments contained in the accompanying unaudited consolidated financial statements are of a normal recurring nature, and are necessary to present fairly the financial position of the Company as of June 30, 2016; the results of operations and comprehensive income (loss) for the three and six months ended June 30, 2016 and 2015; and cash flows for the six months ended June 30, 2016 and 2015. Interim results are not necessarily indicative of results that may be expected for any other interim period or for an entire year.

2. Fair value measurements

The following table represents the Company's fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis:

	June 30, 2016
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment in money market funds (1)	$92	$-	$-	$92
Total assets	$92	$-	$-	$92

Liabilities:
Contingent consideration	$-	$-	$25,563	$25,563
Total liabilities	$-	$-	$25,563	$25,563

	December 31, 2015
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment in money market funds (1)	$3,323	$-	$-	$3,323
Total assets	$3,323	$-	$-	$3,323

Liabilities:
Contingent consideration	$-	$-	$25,599	$25,599
Total liabilities	$-	$-	$25,599	$25,599

(1) Included in cash and cash equivalents in the accompanying consolidated balance sheets.

During the six months ended June 30, 2016, the Company did not have any transfers between Level 1 and Level 2 assets or liabilities.

The fair value of contingent consideration obligations are based on management's assessment of certain development and regulatory milestones, along with updates in the assumed achievement of potential future net sales for the EV-035 series of molecules and the broad spectrum antiviral platform program, which are inputs that have no observable market (Level 3). For both the three and six months ended June 30, 2016, the contingent consideration obligation decreased by $0.4 million. For the three months ended June 30, 2015, the contingent consideration obligation decreased by $0.4 million. For the six months ended June 30, 2015, the contingent consideration obligation increased by $0.4 million. These changes are primarily due to the estimated timing and probability of success for certain development and regulatory milestones and the estimated timing and volume of potential future sales of EV-035 series of molecules and the broad spectrum antiviral platform, along with the novation of the DTRA contract for the EV-035 series of molecules. These decreases and increases in the contingent consideration were classified in the Company's statement of operations as both selling, general and administrative and research and development expense. During the six months ended June 30, 2015, the Company received novation of the DTRA contract and paid the $4.0 million milestone to Evolva in the second quarter of 2015.

The fair value of the RSDL and HepaGam contingent consideration obligations changed as a result of management's assessment of the assumed and actual achievement of future net sales, which are inputs that have no observable market (Level 3). For the three and six months ended June 30, 2016, the contingent purchase consideration obligations increased by $0.5 million and $1.3 million, respectively. For the three months ended June 30, 2015, the contingent consideration obligation decreased by $0.4 million. For the six months ended June 30, 2015, the contingent consideration obligation increased by $0.4 million. The increases and decreases are primarily due to an adjustment to the actual and expected timing and volume of RSDL and HepaGam B sales. These changes are classified in the Company's statement of operations as cost of product sales and contract manufacturing.

The following table is a reconciliation of the beginning and ending balance of the liabilities, consisting only of contingent consideration, measured at fair value using significant unobservable inputs (Level 3) during the six months ended June 30, 2016.

(in thousands)
Balance at December 31, 2015	$25,599
Expense included in earnings	935
Settlements	(971)
Purchases, sales and issuances	-
Transfers in/(out) of Level 3	-
Balance at June 30, 2016	$25,563

Separate disclosure is required for assets and liabilities measured at fair value on a recurring basis from those measured at fair value on a non-recurring basis. As of June 30, 2016, the in-process research and development asset for EV-035 series of molecules was measured at fair value on a non-recurring basis.

3. Inventories

Inventories consisted of the following:

	June 30,	December 31,
(in thousands)	2016	2015
Raw materials and supplies	$27,875	$23,099
Work-in-process	41,281	37,209
Finished goods	27,518	16,628
Total inventories	$96,674	$76,936

4. Property, plant and equipment

Property, plant and equipment consisted of the following:

	June 30,	December 31,
(in thousands)	2016	2015
Land and improvements	$17,208	$16,520
Buildings, building improvements and leasehold improvements	142,687	111,060
Furniture and equipment	201,455	136,528
Software	56,716	39,784
Construction-in-progress	51,097	127,489
Property, plant and equipment, gross	469,163	431,381
Less: Accumulated depreciation and amortization	(110,129)	(99,525)
Total property, plant and equipment, net	$359,034	$331,856

5. Intangible assets and in-process research and development

As of June 30, 2016, $41.8 million of IPR&D assets related to the Company's otlertuzumab product candidate is included in the Aptevo segment.

Intangible assets consisted of the following:

	Biodefense	Aptevo
(in thousands)	Segment	Segment	Total
Cost basis
Balance at December 31, 2015	$55,790	$20,809	$76,599
Additions	-	-	-
Balance at June 30, 2016	$55,790	$20,809	$76,599

Accumulated amortization
Balance at December 31, 2015	$(15,857)	$(3,368)	$(19,225)
Amortization	(3,557)	(1,172)	(4,729)
Balance at June 30, 2016	$(19,414)	$(4,540)	$(23,954)

Net balance at June 30, 2016	$36,376	$16,269	$52,645

Amortization expense consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015

Biodefense segment	$1,778	$2,014	$3,557	$3,777
Aptevo segment	587	378	1,172	757
Total amortization expense	$2,365	$2,392	$4,729	$4,534

As of June 30, 2016, the weighted average amortization period remaining for intangible assets in the Biodefense and Aptevo segments was 81 and 91 months, respectively.

In July 2016, the Company determined the pending spin-off of Aptevo was a potential indicator of impairment for the definite-lived intangible assets, in-process research and development indefinite-lived intangible assets and the goodwill within the Aptevo reporting unit. The Company completed an undiscounted cash flow recoverability test for the definite-lived intangibles and qualitative assessments for the indefinite-lived intangible assets, as well as the reporting unit and concluded that there was no impairment.

6. Long-term debt

In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30), which simplifies the presentation of debt issuance costs. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Prior to the issuance of ASU 2015-03, debt issuance costs were required to be presented as an asset on the balance sheet. ASU 2015-03 is effective for interim and annual periods beginning after December 15, 2015. As of December 31, 2015, the Company reclassified debt issuance costs of $1.2 million and $4.9 million from prepaid expenses and other current assets and other assets, respectively, as a reduction to long-term debt.

On January 29, 2014, the Company issued $250.0 million aggregate principal amount of 2.875% Convertible Senior Notes due 2021 (the "Notes"). The Notes mature on January 15, 2021, unless earlier purchased by the Company or converted. The conversion rate is equal to 30.8821 shares of common stock per $1,000 principal amount of notes (which is equivalent to a conversion price of approximately $32.38 per share of common stock). The conversion rate is subject to adjustment upon the occurrence of certain specified events but will not be adjusted for accrued and unpaid interest. As of August 1, 2016, certain conversion features were triggered due to the completion of the Aptevo spin-off. The conversion rate under the Notes will be adjusted in accordance with the terms of the indenture, with the ten-trading day valuation period contemplated by the indenture commencing August 1, 2016. The new conversion rate will be determined and announced promptly following the end of the ten-trading day valuation period.

7.  Equity

As of June 30, 2016, the Company had two active stock-based employee compensation plans, the Fourth Amended and Restated Emergent BioSolutions Inc. 2006 Stock Incentive Plan (the "2006 Plan") and the Emergent BioSolutions Employee Stock Option Plan (the "2004 Plan"). The Company refers to both plans together as the "Emergent Plans."

The following is a summary of stock option award activity under the Emergent Plans:

	2006 Plan		2004 Plan
	Number of Shares	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2015	2,964,237	$22.73	29,699	$10.28	$52,119,607
Granted	391,158	$33.83	-	$-
Exercised	(700,605)	$19.32	(29,699)	$10.28
Forfeited	(24,467)	$26.76	-	$-
Outstanding at June 30, 2016	2,630,323	$25.25	-	$-	$10,318,273
Exercisable at June 30, 2016	1,479,516	$21.55	-	$-	$9,850,228

The following is a summary of restricted stock unit award activity under the 2006 Plan:

	Number of Shares	Weighted-Average Grant Price	Aggregate Intrinsic Value
Outstanding at December 31, 2015	889,004	$26.86	$35,569,048
Granted	470,911	$34.53
Vested	(404,585)	$24.77
Forfeited	(26,103)	$30.95
Outstanding at June 30, 2016	929,227	$31.53	$26,129,863

On May 19, 2016, at the Company's annual meeting, the shareholders approved the issuance of 3.8 million shares under the Fourth Amended and Restated Emergent BioSolutions Inc. 2006 Stock Incentive Plan, none of which have been issued. In addition, the shareholders approved an increase in the number of authorized shares of common stock to 200 million shares.

On July 14, 2016, the Company's board of directors authorized management to repurchase, from time to time, up to an aggregate of $50 million of the Company's common stock under a board-approved share repurchase program. The timing, amount, and price of any repurchases will be made pursuant to one or more 10b5-1 plans. The term of the board authorization of the repurchase program is until December 31, 2017. The plan will permit shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The repurchase program may be suspended or discontinued at any time. Any repurchased shares will be available for use in connection with Emergent's stock plans and for other corporate purposes.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718). ASU 2016-09 simplifies several aspects of the accounting for share-based payment award transactions, including: (1) the income tax consequences, (2) classification of awards as either equity or liabilities, and (3) classification on the statement of cash flows. ASU 2016-09 is effective for the annual reporting period beginning after December 15, 2016, including interim periods within that reporting period, with early adoption permitted. The Company is currently evaluating the impact that the adoption of ASU 2016-09 will have on the consolidated financial statements and related disclosures.

8. Earnings per share

The following table presents the calculation of basic and diluted net income (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2016	2015	2016	2015
Numerator:
Net income (loss)	$(10,947)	$14,100	$(6,956)	$(7,419)
Interest expense, net of tax	-	809	-	-
Amortization of debt issuance costs, net of tax	-	219	-	-
Net income (loss), adjusted	$(10,947)	$15,128	$(6,956)	$(7,419)

Denominator:
Weighted-average number of shares—basic	40,202,821	38,480,754	39,872,738	38,216,524
Dilutive securities—equity awards	-	1,209,134	-	-
Dilutive securities—convertible debt	-	7,720,525	-	-
Weighted-average number of shares—diluted	40,202,821	47,410,413	39,872,738	38,216,524

Net income (loss) per share-basic	$(0.27)	$0.37	$(0.17)	$(0.19)
Net income (loss) per share-diluted	$(0.27)	$0.32	$(0.17)	$(0.19)

For the three and six months ended June 30, 2016 and 2015, basic earnings per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.

For the three months ended June 30, 2015, diluted earnings per share is computed using the "if-converted" method by dividing the net income adjusted for interest expense and amortization of debt issuance cost, both net of tax, associated with the Company's 2.875% convertible Senior notes due 2021 (the "Notes") by the weighted average number of shares of common stock outstanding during the period. The weighted average number of shares is adjusted for the potential dilutive effect of the exercise of stock options and the vesting of restricted stock units along with the assumption of the conversion of the Notes, at the beginning of the period.

For the three and six months ended June 30, 2016 and the six months ended June 30, 2015, basic and diluted earnings per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. No adjustment to the net loss was computed under the "if-converted" method as the effect would have been anti-dilutive.

For both the three and six months ended June 30, 2016, outstanding equity awards to purchase approximately 3.5 million, respectively, shares of common stock were excluded from the calculation of diluted earnings per share. For the six months ended June 30, 2015, outstanding equity awards to purchase approximately 4.7 million shares of common stock were excluded from the calculation of diluted earnings per share. In addition, for both the three and six months ended June 30, 2016 and the six months ended June 30, 2015, approximately 7.7 million shares of common stock related to the Company's Notes were excluded from the calculation of diluted earnings per share. All outstanding equity awards to purchase common stock and shares of common stock related to the Company's Notes were excluded from the calculation of diluted earnings per share in the periods in which the Company incurred a net loss.

9. Related party transactions

In November 2015, the Company entered into a consulting arrangement with a member of the Company's Board of Directors, amended in July 2016, to provide assistance in connection with the planned spin-off of Aptevo. The total compensation under the agreement was approximately $0.2 million. The consulting agreement terminated on August 1, 2016.

10. Segment information

On August 6, 2015, the Company announced its plan to separate into two independent publicly-traded companies, one a biotechnology company focused on novel oncology and hematology therapeutics to meaningfully improve patients' lives and the other a global specialty life sciences company focused on providing specialty products for civilian and military populations that address intentional and naturally emerging public health threats. In anticipation of the spin-off, the Company realigned certain components of its biosciences business to the new Aptevo segment.  Effective January 1, 2016, the Company changed its segment presentation to reflect this new structure, and prior periods have been recast to conform to the new presentation.

For financial reporting purposes, the Company reports financial information for two business segments: Biodefense and Aptevo. The Company's two business segments, or divisions, engage in business activities for which discrete financial information is provided to and resources are allocated by the CODM. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. The Company's reportable segments offer different products, product candidates, manufacturing processes and services, development processes, sales and marketing processes, and are managed separately.

The Biodefense division consists of three business units: vaccines and therapeutics, medical devices and contract manufacturing. Revenues in this segment are primarily from sales of the Company's FDA-licensed product, BioThrax® (Anthrax Vaccine Adsorbed), to the U.S. government. The Aptevo division consists of one business unit, which is focused on: the discovery, development, commercialization and sale of novel oncology and hematology therapeutics.

	Reportable Segments
(in thousands)	Biodefense	Aptevo	Total
Three Months Ended June 30, 2016
External revenue	$91,254	$10,233	$101,487
Intersegment revenue (expense)	1,844	(1,844)	-
Income (loss) from operations	(1,323)	(12,297)	(13,620)
Three Months Ended June 30, 2015
External revenue	$119,022	$7,090	$126,112
Intersegment revenue (expense)	2,130	(2,130)	-
Income (loss) from operations	41,694	(20,242)	21,452

Six Months Ended June 30, 2016
External revenue	$194,223	$18,266	$212,489
Intersegment revenue (expense)	2,418	(2,418)	-
Income (loss) from operations	21,693	(26,752)	(5,059)
Total assets	945,058	111,408	1,056,466
Six Months Ended June 30, 2015
External revenue	$171,169	$18,576	$189,745
Intersegment revenue (expense)	2,234	(2,234)	-
Income (loss) from operations	23,198	(30,056)	(6,858)
Total assets	820,503	122,820	943,323

11. Subsequent events

Aptevo

On August 1, 2016, the Company completed the previously announced spin-off through the distribution of 100% of the outstanding common stock of Aptevo to the Company's shareholders (the "Distribution"). The Distribution was made to the Company's shareholders of record as of the close of business on July 22, 2016 ("Record Date"), who received one share of Aptevo common stock for every two shares of Emergent common stock held as of the Record Date. The Distribution was intended to take the form of a tax-free distribution for federal income tax purposes in the United States. As a result of the Distribution, Aptevo is now an independent public company trading under the symbol "APVO" on NASDAQ. In the aggregate, approximately 20,230,000 shares of Aptevo common stock were distributed to the Company's shareholders of record as of the Record Date in the Distribution. After giving effect to the Distribution, the Company no longer holds shares of Aptevo's common stock. In addition, on August 1, 2016, the Company entered into a non-negotiable, unsecured promissory note with Aptevo to provide up to an additional $20 million in funding within the next six to twelve months.

Litigation

On July 19, 2016, Plaintiff, William Sponn, or Sponn, filed a putative class action complaint in the United States District Court for the District of Maryland on behalf of purchasers of the Company's common stock between January 11, 2016 and June 21, 2016, inclusive, or the Class Period, seeking to pursue remedies under the Securities Exchange Act of 1934 against Emergent and certain of the Company's senior officers and directors, collectively, the Defendants. The complaint alleges, among other things, that the Company made materially false and misleading statements about the government's demand for BioThrax and expectations that the Company's five-year exclusive procurement contract with HHS would be renewed and omitted certain material facts. Sponn is seeking unspecified damages, including legal costs. The Defendants believe that the allegations in the complaint are without merit and intend to defend themselves vigorously against those claims. As of the date of this filing, the range of potential loss cannot be determined or estimated.

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

Overview

Product Portfolio

Emergent BioSolutions Inc., or Emergent, is a global specialty biopharmaceutical company seeking to protect and enhance life by offering specialized products to healthcare providers and governments to address medical needs and emerging public health threats. We develop, manufacture, and deliver a portfolio of medical countermeasures primarily for government agencies in the areas of biological and chemical threats and emerging infectious diseases. We also develop and commercialize therapeutics and other specialty products for hospitals and clinics in the areas of hematology/oncology, transplantation, infectious diseases and autoimmune disorders. As of June 30, 2016, we have two operating divisions: Biodefense and Aptevo Therapeutics Inc., or Aptevo. For financial reporting purposes, we operate in two business segments that correspond to these two divisions.

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

On August 1, 2016, we completed the spin-off of Aptevo. Aptevo is now an independent public company trading under the symbol "APVO" on the NASDAQ Global Select Market ("NASDAQ"). The accompanying unaudited financial statements for the three months and six months ended June 30, 2016 and 2015 include the results of Aptevo. The spin-off of Aptevo has therefore not yet been reflected in Emergent's historical results and will be presented as a discontinued operation beginning in the third quarter of 2016. Discontinued operations will reflect the revenues and expenses directly associated with the results of operations of Aptevo for all periods presented.

Change in segments

In anticipation of the spin-off, we realigned certain components of our Biosciences business to the new Aptevo segment. Effective January 1, 2016, we changed our segment presentation to reflect this new structure, and recast all prior periods presented to conform to the new presentation.

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

Our Biodefense division also has programs that leverage our proven manufacturing infrastructure and expertise.  We have responded to specific Task Order Requests issued by BARDA for the development and manufacture of specific countermeasures as part of our Center for Innovation in Advanced Development and Manufacturing, or CIADM, program focused on imminent public health threats, including pandemic influenza and Ebola. On June 27, 2016, we received a task order from BARDA to develop and manufacture three cGMP lots of Zika vaccine for use in a Phase 1 clinical trial. Using a base vaccine candidate provided by BARDA, we will conduct technology transfer of process materials and information, process and analytical method development, execute small-scale production runs, and perform cGMP cell banking leading to cGMP manufacture of bulk drug substance and final drug product. The task order consists of a 30-month base valued at $17.9 million and includes options that, if executed, will bring the total value to up to $21.9 million.

Our Biodefense division also includes multiple platform technologies, including the MVAtor™ (modified vaccinia virus Ankara vector) platform technology and Emergard™, a military-grade auto-injector device designed for intramuscular self-injection of antidotes and other emergency response medical treatments that can address exposure to certain chemical agents and other similar emerging threats and our hyperimmune specialty plasma product manufacturing platform. In February 2016, we announced that Emergard was selected by the U.S. Department of Defense, or DoD, and Battelle Memorial Institute to be tested against and developed to U.S. military specifications as a platform for nerve agent antidote delivery. Initial development and testing of Emergard is expected to be completed in 2016 and, if successful, could lead to Emergard's future procurement for U.S. military and emergency responder use. The testing and development of Emergard will be performed under a subcontract with Battelle, which in turn has a prime contract with the DoD.

In addition, our Biodefense division provides contract manufacturing services to third-party customers. The majority of these services are performed at our facilities located in Baltimore, Maryland. At these facilities we perform pharmaceutical product development and filling services for injectable and other sterile products, as well as process design, technical transfer, manufacturing validation, laboratory support, aseptic filling, lyophilization, final packaging and accelerated and ongoing stability studies. We manufacture both vial and pre-filled syringe formats for a wide variety of drug products - small molecule and biological - in all stages of development and commercialization, including 20 licensed products, which are currently sold in more than 40 countries. This facility produces finished units of clinical and commercial drugs for a variety of customers ranging from small biopharmaceutical companies to major multinationals. The facility is an approved manufacturing facility under the regulatory regimes in the United States, Canada, Japan, Brazil, the Middle East and several countries in the European Union.

We have derived the majority of our historical product sales revenues from BioThrax sales to the U.S. government. We are focused on increasing the sales of our Biodefense products to U.S. government customers and expanding the market for our product portfolio to other customers domestically and internationally, although there can be no assurance that we will be able to do so. We are currently a party to a contract with the Centers for Disease Control and Prevention, or the CDC, an operating division of the U.S. Department of Health and Human Services, or HHS, to supply up to 44.75 million doses of BioThrax for the placement into the Strategic National Stockpile, or SNS, over a five-year period ending September 30, 2016.

On June 21, 2016, the U.S. Department of Health and Human Service, or HHS, issued two solicitation notices with respect to the development and procurement of anthrax vaccines for the SNS. HHS issued a Sole Source Notification indicating its intention by September 23, 2016 to award Emergent a follow-on contract for the purchase of 29.4 million doses of BioThrax with a period of performance of five years. The solicitation does not state the number of doses expected to be procured per year. The terms of the contract, including the price per dose and the timing of deliveries remain subject to contract negotiation, and there can be no assurance that an agreed follow-on contract will be in place by September 23, 2016, or at all. In addition, the procurement of doses of BioThrax by the CDC remains subject to the availability of funding. For example, by letter dated April 26, 2016, the CDC indicated that it anticipates that the quantity of BioThrax it plans to purchase for the remaining term of the existing contract will be less than the total remaining doses available to be purchased under the existing contract, and the CDC did not quantify the reduced number of doses it intends to purchase under the existing contract.

In conjunction with the Sole Source Notification with respect to BioThrax, on June 21, 2016, HHS issued a request for proposal seeking a next generation anthrax vaccine for post-exposure prophylaxis of anthrax disease. We have submitted a response to the HHS request for proposal with respect to its NuThrax vaccine candidate. The vaccine candidate, as outlined in the solicitation, must have the ability to confer protection in one or two doses, a favorable safety profile following completion of clinical studies through Phase 2, demonstrated efficacy in non-clinical studies and manufacturing consistency necessary to advance towards approval by Emergency Use Authorization, or EUA. The contract is for the development of the vaccine candidate to licensure as well as for the purchase and delivery of an initial two million doses of a next generation anthrax vaccine to the SNS, with potential additional procurement of 12 million doses up to 25 million dose regimens of final drug product, which is the equivalent of up to 50 million doses of NuThrax.

Our Biodefense segment has generated net income for each of the last five years.

Aptevo

As previously noted, on August 1, 2016, we completed the spin-off of Aptevo. The Aptevo division is a biotechnology business that focuses on novel oncology and hematology therapeutics to meaningfully improve patients' lives. The Aptevo division's portfolio consists of marketed products, various investigational stage product candidates and platform technologies. Operations that support this division include manufacturing, quality, regulatory affairs, medical affairs, and sales and marketing in support of our marketed products, as well as additional product development capabilities in support of our investigational stage product candidates.

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

Litigation

On July 19, 2016, Plaintiff, William Sponn, or Sponn, filed a putative class action complaint in the United States District Court for the District of Maryland on behalf of purchasers of our common stock between January 11, 2016 and June 21, 2016, inclusive, or the Class Period, seeking to pursue remedies under the Securities Exchange Act of 1934 against us and certain of our senior officers and directors, collectively, the Defendants. The complaint alleges, among other things, that we made materially false and misleading statements about the government's demand for BioThrax and expectations that our five-year exclusive procurement contract with HHS would be renewed and omitted certain material facts. Sponn is seeking unspecified damages, including legal costs. The Defendants believe that the allegations in the complaint are without merit and intend to defend themselves vigorously against those claims. As of the date of this filing, the range of potential loss cannot be determined or estimated.

Financial Operations Overview

Revenues

Effective September 30, 2011, we entered into a contract with the CDC to supply up to 44.75 million doses of BioThrax to the CDC over a five-year period from September 30, 2011 through September 30, 2016. The maximum amount that could be paid to us under the contract is $1.25 billion, subject to availability of funding by the U.S. government. As of June 30, 2016, the U.S. government has committed approximately $1.1 billion for the procurement of BioThrax doses under this contract. Through June 30, 2016, we have delivered and, upon CDC acceptance, recognized revenue on approximately 40.5 million doses, representing approximately $1.1 billion in revenue under this contract.

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

On June 21, 2016, the U.S. Department of Health and Human Service, or HHS, issued two solicitation notices with respect to the development and procurement of anthrax vaccines for the SNS. HHS issued a Sole Source Notification indicating its intention by September 23, 2016 to award Emergent a follow-on contract for the purchase of 29.4 million doses of BioThrax with a period of performance of five years. The solicitation does not state the number of doses expected to be procured per year. The terms of the contract, including the price per dose and the timing of deliveries remain subject to contract negotiation, and there can be no assurance that an agreed follow-on contract will be in place by September 23, 2016, or at all. In addition, the procurement of doses of BioThrax by the CDC remains subject to the availability of funding. For example, by letter dated April 26, 2016, the CDC indicated that it anticipates that the quantity of BioThrax it plans to purchase for the remaining term of the existing contract will be less than the total remaining doses available to be purchased under the existing contract, and the CDC did not quantify the reduced number of doses it intends to purchase under the existing contract.

In conjunction with the Sole Source Notification with respect to BioThrax, on June 21, 2016, HHS issued a request for proposal seeking a next generation anthrax vaccine for post-exposure prophylaxis of anthrax disease. We have submitted a response to the HHS request for proposal with respect to its NuThrax vaccine candidate. The vaccine candidate, as outlined in the solicitation, must have the ability to confer protection in one or two doses, a favorable safety profile following completion of clinical studies through Phase 2, demonstrated efficacy in non-clinical studies and manufacturing consistency necessary to advance towards approval by Emergency Use Authorization, or EUA. The contract is for the development of the vaccine candidate to licensure as well as for the purchase and delivery of an initial two million doses of a next generation anthrax vaccine to the SNS, with potential additional procurement of 12 million doses up to 25 million dose regimens of final drug product, which is the equivalent of up to 50 million doses of NuThrax.

We have received contract and grant funding from BARDA, the CDC, Defense Threat Reduction Agency, or DTRA, and National Institute of Allergy and Infectious Diseases, or NIAID, for the following Biodefense-related development programs:

Development Programs	Funding Source	Award Date	Performance Period
Anthrasil	BARDA	Sep-05	9/2005 — 4/2021
BAT	BARDA	May-06	5/2006 — 5/2026
CIADM	BARDA	Jun-12	6/2012 — 6/2037
VIGIV	CDC	Aug-12	8/2012 — 8/2017
Anthrasil	BARDA	Sep-13	9/2013 — 9/2018
NuThrax	NIAID	Aug-14	8/2014 — 10/2019
GC-072	DTRA	Aug-14	8/2014 — 8/2017
NuThrax	BARDA	Mar-15	3/2015 — 8/2017
Zika	BARDA	Jun-16	6/2016 — 12/2018

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

Critical Accounting Policies and Estimates

There have been no significant changes to our Critical Accounting Policies and Estimates during the six months ended June 30, 2016. Refer to the Critical Accounting Policies and Estimates section in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission.

Results of Operations

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Revenues

	Three Months Ended June 30,
(in thousands)	2016	2015	Change	% Change

Product sales:
BioThrax	$40,038	$72,236	$(32,198)	(45%)
Other Biodefense	8,309	2,845	5,464	192%
Total Biodefense	48,347	75,081	(26,734)	(36%)
Aptevo products	10,199	6,942	3,257	47%
Total product sales	58,546	82,023	(23,477)	(29%)
Contract manufacturing	10,156	8,859	1,297	15%
Contracts, grants and collaborations	32,785	35,230	(2,445)	(7%)
Total revenues	$101,487	$126,112	$(24,625)	(20%)

Product Sales:

The decrease in BioThrax sales was primarily due to the reduction in shipments to the CDC, resulting from the April 2016 letter from the CDC that indicated that it anticipated procuring less than the total remaining doses of BioThrax under the existing procurement contract. The increase in Other Biodefense revenues was primarily due to VIGIV sales to the SNS. The increase in Aptevo sales was mainly due to increased sales of IXINITY (received FDA licensure and launched in the second quarter of 2015).

Contract Manufacturing:

Contract manufacturing revenues increased by $1.3 million, or 15%, to $10.2 million for the three months ended June 30, 2016 from $8.9 million for the three months ended June 30, 2015. The increase is due primarily to services related to plasma collection and related testing activities.

Contracts, Grants and Collaborations:

Contracts, grants and collaborations revenues decreased by $2.4 million, or 7%, to $32.8 million for the three months ended June 30, 2016 from $35.2 million for the three months ended June 30, 2015. The decrease was primarily due to:

▪	decreased development funding of $16.1 million for Anthrasil related to plasma collection;
▪	decreased development funding of $5.0 million for PreviThrax due to reduced interest by the U.S. government for the product candidate;
▪	increased development funding of $10.9 million related to our CIADM program, including $4.7 million from new CIADM task orders, and
▪	increased development funding of $6.9 million for VIGIV related to plasma collection.

Cost of Product Sales and Contract Manufacturing

Cost of product sales and contract manufacturing increased by $8.3 million, or 30%, to $35.6 million for the three months ended June 30, 2016 from $27.3 million for the three months ended June 30, 2015. The increase was attributable to an increase in rejected BioThrax work-in-process material, as well as increased Aptevo and other Biodefense product sales, partially offset by a decrease in BioThrax sales to the CDC.

Research and Development Expenses

Research and development expenses decreased by $5.6 million, or 14%, to $35.3 million for the three months ended June 30, 2016 from $40.9 million for the three months ended June 30, 2015. This decrease primarily reflects lower contract service costs. Net of contracts, grants and collaborations revenues, we incurred net research and development expenses of $2.6 million and $5.7 million during the three months ended June 30, 2016 and 2015, respectively.

Our principal research and development expenses for the three months ended June 30, 2016 and 2015 are shown in the following table:

	Three Months Ended
	June 30,
(in thousands)	2016	2015	Change	% Change
Biodefense:
Large-scale manufacturing for BioThrax	$998	$2,201	$(1,203)	(55%)
BioThrax related programs	898	592	306	52%
PreviThrax	176	2,036	(1,860)	(91%)
NuThrax	5,280	2,505	2,775	111%
Pandemic influenza	146	109	37	34%
Anthrasil	166	10,993	(10,827)	(98%)
Botulinum antitoxin	1,095	2,260	(1,165)	(52%)
EV-035 series of molecules	839	955	(116)	(12%)
CIADM task orders	4,877	-	4,877	N/A
VIGIV	3,368	421	2,947	700%
Emergard	2,498	791	1,707	216%
Other Biodefense	6,074	6,673	(599)	(9%)
Total Biodefense	26,415	29,536	(3,121)	(11%)

Aptevo:
MOR209/ES414	1,677	1,893	(216)	(11%)
IXINITY	881	5,242	(4,361)	(83%)
otlertuzumab	928	799	129	16%
5E3 (formerly Alzheimer's)	120	585	(465)	(79%)
Other ADAPTIR related programs	3,886	1,934	1,952	101%
Other Aptevo	1,440	952	488	51%
Total Aptevo	8,932	11,405	(2,473)	(22%)
Total	$35,347	$40,941	$(5,594)	(14%)

The decrease in expense for large-scale manufacturing for BioThrax was primarily due to the timing of manufacturing development activities. The increase in expense for BioThrax related programs was primarily related to the timing of clinical studies to support applications for label expansion for BioThrax. The decrease in expense for PreviThrax was primarily due to the timing of non-clinical studies. In light of reduced funding by the U.S. government for this product candidate, we expect the spending for PreviThrax will be minimal in the future. The increase in expense for NuThrax was primarily due to the timing of non-clinical animal studies and manufacturing activities. The spending for Pandemic influenza was primarily for manufacturing development activities. The decrease in expense for our Anthrasil program was primarily due to the timing of plasma collection services. The decrease in expense for our Botulinum antitoxin program was primarily due to the timing of stability testing and plasma collection. The expense for the EV-035 series of molecules was primarily related to the timing of preclinical formulation development activities. The expense for CIADM task orders awarded in 2015 was primarily for manufacturing development for Ebola monoclonal antibodies. The increase in expense for VIGIV was primarily due to plasma collection. The increase in expense for Emergard was primarily for formulation development. The spending for our Other Biodefense activities was primarily for our funded pre-clinical product candidates and manufacturing development activities.

The decrease in expense for the MOR209/ES414 product candidate was primarily due to the timing of manufacturing activities, along with reimbursement for clinical material from MorphoSys. The decrease in expense for our IXINITY product was primarily due to the timing of manufacturing process development activities and the timing of clinical trial activities. The spending for the otlertuzumab product candidate was primarily related to clinical trial activities. The decrease in expense for 5E3 was primarily due to early stage non-clinical activities. The increase in expense for Other ADAPTIR related programs was primarily due to an increase in characterization and non-clinical activities. The increase in expense for Other Aptevo was associated the timing of centralized research and development activities attributable to product candidates.

Selling, General and Administrative Expenses

	Three Months Ended June 30,
(in thousands)	2016	2015	Change	% Change

Biodefense	$35,626	$25,969	$9,657	37%
Aptevo	8,522	10,484	(1,962)	(19%)
Total selling, general and administrative expenses	$44,148	$36,453	$7,695	21%

The increase includes costs associated with the Aptevo spin-off along with increased professional services to support our strategic growth initiatives, higher IXINITY selling costs, and increased information technology investments.

Total Other Expense

Total net other expense decreased by $0.6 million, or 32%, to $1.3 million for the three months ended June 30, 2016 from $1.9 million for the three months ended June 30, 2015.

Provision for (Benefit from) Income Taxes

Provision for (benefit from) income taxes decreased by $9.4 million to a benefit from income taxes of $3.9 million for the three months ended June 30, 2016 from a provision for income taxes of $5.5 million for the three months ended June 30, 2015. The decrease in the provision for (benefit from) income taxes was primarily due to the $34.5 million decrease in our pre-tax income.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Revenues

	Six Months Ended June 30,
(in thousands)	2016	2015	Change	% Change

Product sales:
BioThrax	$99,139	$72,241	$26,898	37%
Other Biodefense	12,966	14,810	(1,844)	(12%)
Total Biodefense	112,105	87,051	25,054	29%
Aptevo products	18,147	13,263	4,884	37%
Total product sales	130,252	100,314	29,938	30%
Contract manufacturing	17,743	21,102	(3,359)	(16%)
Contracts, grants and collaborations	64,494	68,329	(3,835)	(6%)
Total revenues	$212,489	$189,745	$22,744	12%

Product Sales:

The increase in BioThrax sales was primarily due to the suspension of shipments to the CDC during the first quarter of 2015 following the discovery of foreign particles in a limited number of vials in two manufactured lots of BioThrax, resulting in reduced sales volume in the first half of 2015. The decrease in Other Biodefense revenues was primarily due to the timing of RSDL shipments. The increase in Aptevo sales was mainly due to increased sales of IXINITY.

Contract Manufacturing:

The decrease is primarily due to a decrease of $3.8 million from services related to the production of an MVA Ebola vaccine in 2015.

Contracts, Grants and Collaborations:

The decrease in contracts, grants and collaborations was primarily due to:

▪	decreased development funding of $31.2 million for Anthrasil related to the timing of plasma collection during 2015;
▪	decreased development funding of $5.6 million for PreviThrax due to reduced interest by the U.S. government for the product candidate;
▪	increased development funding of $18.6 million related to our CIADM program, including $8.0 million from new CIADM task orders; and
▪	increased development funding of $15.5 million for VIGIV related to plasma collection.

Cost of Product Sales and Contract Manufacturing

Cost of product sales and contract manufacturing increased by $18.1 million, or 39%, to $64.1 million for the six months ended June 30, 2016 from $46.0 million for the six months ended June 30, 2015. The increase was attributable to the increase in sales of BioThrax to the CDC, along with an increase in rejected BioThrax work-in-process material during the second quarter of 2016.

Research and Development Expenses

Research and development expenses decreased by $10.1 million, or 13%, to $69.5 million for the six months ended June 30, 2016 from $79.6 million for the six months ended June 30, 2015. This decrease primarily reflects lower contract service costs. Net of contracts, grants and collaborations revenues, we incurred net research and development expenses of $5.0 million and $11.3 million during the six months ended June 30, 2016 and 2015, respectively.

Our principal research and development expenses for the six months ended June 30, 2016 and 2015 are shown in the following table:

	Six Months Ended
	June 30,
(in thousands)	2016	2015	Change	% Change
Biodefense:
Large-scale manufacturing for BioThrax	$3,379	$4,949	$(1,570)	(32%)
BioThrax related programs	1,690	1,283	407	32%
PreviThrax	1,076	3,801	(2,725)	(72%)
NuThrax	9,666	5,334	4,332	81%
Pandemic influenza	887	1,226	(339)	(28%)
Anthrasil	448	21,607	(21,159)	(98%)
Botulinum antitoxin	2,151	3,699	(1,548)	(42%)
EV-035 series of molecules	1,641	1,719	(78)	(5%)
CIADM task orders	7,700	-	7,700	N/A
VIGIV	5,955	722	5,233	725%
Emergard	5,170	1,199	3,971	331%
Other Biodefense	12,385	12,622	(237)	(2%)
Total Biodefense	52,148	58,161	(6,013)	(10%)

Aptevo:
MOR209/ES414	3,474	2,552	922	36%
IXINITY	3,106	10,603	(7,497)	(71%)
otlertuzumab	1,450	1,994	(544)	(27%)
5E3 (formerly Alzheimer's)	480	1,145	(665)	(58%)
Other ADAPTIR related programs	6,957	3,733	3,224	86%
Other Aptevo	1,886	1,455	431	30%
Total Aptevo	17,353	21,482	(4,129)	(19%)
Total	$69,501	$79,643	$(10,142)	(13%)

The decrease in expense for large-scale manufacturing for BioThrax was primarily due to the timing of manufacturing development activities. The increase in expense for BioThrax related programs was primarily related to the timing of clinical studies to support applications for label expansion for BioThrax. The decrease in expense for PreviThrax was primarily due to the timing of non-clinical studies. In light of reduced funding by the U.S. government for this product candidate, we expect the spending for PreviThrax will be minimal in the future. The increase in expense for NuThrax was primarily due to the timing of non-clinical animal studies and manufacturing activities. The decrease in expense for Pandemic influenza was primarily due to the timing of manufacturing development activities. The decrease in expense for our Anthrasil program was primarily due to the timing of plasma collection services. The decrease in expense for our Botulinum antitoxin program was primarily due to the timing of stability testing and plasma collection. The spending for the EV-035 series of molecules was primarily related to the timing of preclinical formulation development activities. The expense for CIADM task orders awarded in 2015 was primarily for manufacturing development for Ebola monoclonal antibodies. The increase in expense for VIGIV was primarily due to plasma collection. The increase in expense for Emergard was primarily for formulation development. The increase in expense for our Other Biodefense activities was primarily due to increased expense related to our funded pre-clinical product candidates and manufacturing development activities.

The increase in expense for the MOR209/ES414 product candidate was primarily due to the timing of manufacturing activities, along with reimbursement for clinical material from MorphoSys. The decrease in expense for our IXINITY product was primarily due to the timing of manufacturing process development activities and the timing of clinical trial activities. The decrease in expense for the otlertuzumab product candidate was primarily related to the timing of clinical trial activities. The decrease in expense for 5E3 was primarily due to early stage non-clinical activities. The increase in expense for Other ADAPTIR related programs was primarily due to an increase in characterization and non-clinical activities. The increase in expense for Other Aptevo was associated the timing of centralized research and development activities attributable to product candidates.

Selling, General and Administrative Expenses

	Six Months Ended June 30,
(in thousands)	2016	2015	Change	% Change

Biodefense	$65,712	$51,579	$14,133	27%
Aptevo	18,220	19,367	(1,147)	(6%)
Total selling, general and administrative expenses	$83,932	$70,946	$12,986	18%

The increase includes costs associated with the Aptevo spin-off along with increased professional services to support our strategic growth initiatives, higher IXINITY selling costs, and increased information technology investments.

Total Other Expense

Total net other expense decreased by $0.8 million, or 24%, to $2.5 million for the six months ended June 30, 2016 from $3.3 million for the six months ended June 30, 2015.

Benefit from Income Taxes

Benefit from income taxes decreased by $2.2 million to a benefit from income taxes of $0.6 million for the six months ended June 30, 2016 from a benefit from income taxes of $2.8 million for the six months ended June 30, 2015. The decrease in the benefit from income taxes was primarily due to the $2.6 million decrease in our pre-tax loss. For the six months ended June 30, 2016 and 2015, our estimated effective annual tax rate was 29% and 27%, respectively. For the six months ended June 30, 2016, the benefit from income taxes included a one-time non-cash charge of $1.6 million associated with tax planning and restructuring activities.

Liquidity and Capital Resources

Sources of Liquidity

From inception through June 30, 2016, we have funded our cash requirements principally with a combination of revenues from sales of BioThrax, debt financing, development funding from government entities, non-government and philanthropic organizations, and collaborative partners, the net proceeds from our initial public offering and the sale of our common stock upon exercise of stock options. We have operated profitably for each of the five years ended December 31, 2015. As of June 30, 2016, we had cash and cash equivalents of $333.4 million.

At the closing of the spin-off of Aptevo from Emergent, Emergent provided to Aptevo cash of $45 million from its cash reserves, along with a commitment in the form of a promissory note to provide another $20 million within six to 12 months after the separation.

Cash Flows

The following table provides information regarding our cash flows for the six months ended June 30, 2016 and 2015:

	Six Months Ended
	June 30,
(in thousands)	2016	2015
Net cash provided by (used in):
Operating activities(i)	$35,851	$(63,378)
Investing activities	(39,246)	(19,681)
Financing activities	23,995	17,401
Net increase (decrease) in cash and cash equivalents	$20,600	$(65,658)

(i) Includes the effect of exchange rates on cash and cash equivalents.

Net cash provided by operating activities of $35.9 million for the six months ended June 30, 2016 was primarily due to our net loss of $7.0 million, an increase in inventories of $19.7 million primarily due to the timing of deliveries of BioThrax to the CDC and a decrease of $14.0 million in income taxes related to quarterly estimated tax payments to federal and state tax jurisdictions, partially offset by a $53.9 million decrease in accounts receivable related to the timing of collection of amounts billed primarily to the CDC along with non-cash charges of $17.8 million for depreciation and amortization.

Net cash used in operating activities of $63.4 million for the six months ended June 30, 2015 was primarily due to our net loss of $7.4 million, a decrease in income taxes of $16.1 million related to timing differences, a decrease in accounts receivable of $40.9 million related to timing of collection of amounts billed primarily to the CDC, and an increase in inventories of $19.0 million primarily due to the timing of deliveries of BioThrax to the CDC, partially offset by a non-cash charge of $17.3 million for depreciation and amortization.

Net cash used in investing activities of $39.2 million for the six months ended June 30, 2016 was due to infrastructure and equipment investments, including the construction of a third manufacturing suite at our Baltimore CIADM manufacturing facility.

Net cash used in investing activities of $19.7 million for the six months ended June 30, 2015 was due to infrastructure and equipment investments.

Net cash provided by financing activities of $24.0 million for the six months ended June 30, 2016 was primarily due to $14.5 million in proceeds from the issuance of common stock pursuant to employee equity plans and $10.4 million in excess tax benefits from exercise of stock options.

Net cash provided by financing activities of $17.4 million for the six months ended June 30, 2015 was primarily due to $13.2 million in proceeds from the issuance of common stock pursuant to employee equity plans and $7.2 million in excess tax benefits from the exercise of stock options, partially offset by $5.0 million in contingent obligation payments.

Funding Requirements

We expect to continue to fund our anticipated operating expenses, capital expenditures, debt service requirements and any future repurchase of our common stock from existing cash and cash equivalents, revenues from product sales; development contract, grant and collaboration funding; contract manufacturing services and our revolving credit facility and any other lines of credit we may establish from time to time. There are numerous risks and uncertainties associated with product sales and with the development and commercialization of our product candidates. We may seek additional external financing to provide additional financial flexibility. Our future capital requirements will depend on many factors, including:

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

Share Repurchase Program

On July 14, 2016, our board of directors authorized our management to repurchase, from time to time, up to an aggregate of $50 million of our common stock under a board-approved share repurchase program. The timing, amount, and price of any repurchases will be made pursuant to one or more 10b5-1 plans. The term of the board authorization of the repurchase program is until December 31, 2017. The plan will permit shares to be repurchased when we might otherwise be precluded from doing so under insider trading laws. The repurchase program may be suspended or discontinued at any time. Any repurchased shares will be available for use in connection with Emergent's stock plans and for other corporate purposes.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2016, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

As of June 30, 2016, we completed the implementation of the enterprise resource planning ("ERP") system for our Biodefense business segment along with Aptevo. In connection with the implementation, we updated the processes that constitute our internal control over financial reporting, as necessary, to accommodate related changes to our business processes and accounting procedures.

Although the processes that constitute our internal control over financial reporting have been materially affected by the implementation of this system and will require testing for effectiveness as the implementation progresses, we do not believe that the implementation has had or will have a material adverse effect on our internal control over financial reporting.

Except as otherwise described above, there have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the six months ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be involved in various legal proceedings and claims that arise in or outside the ordinary course of our business. We believe that the outcome of these pending legal proceedings in the aggregate is unlikely to have a material adverse effect on our business, financial condition or results of operations.

Purported Shareholder Class Action Lawsuit filed July 19, 2016

On July 19, 2016, Plaintiff William Sponn, or Sponn, filed a putative class action complaint in the United States District Court for the District of Maryland on behalf of purchasers of the Company's common stock between January 11, 2016 and June 21, 2016, inclusive, or the Class Period, seeking to pursue remedies under the Securities Exchange Act of 1934 against the Company and certain of its senior officers and directors, collectively, the Defendants. The complaint alleges, among other things, that the Company made materially false and misleading statements about the government's demand for BioThrax and expectations that the Company's five-year exclusive procurement contract with HHS would be renewed and omitted certain material facts. Sponn is seeking unspecified damages, including legal costs.

The Defendants believe that the allegations in the complaint are without merit and intend to defend themselves vigorously against those claims.

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

THE SPIN-OFF OF OUR BIOSCIENCES BUSINESS

We may not realize some or all of the anticipated benefits of the spin-off of Aptevo due to a number of factors.

On August 1, 2016, the company completed the spin-off of Aptevo Therapeutics Inc. Aptevo is now an independent public company trading under the symbol "APVO" on the NASDAQ Global Select Market.  We may not realize some or all of the anticipated strategic, financial or other benefits from the spin-off. The two independent companies are smaller, less diversified with a narrower business focus and may be more vulnerable to changing market conditions, which could materially and adversely affect Emergent's business, financial condition and results of operations. Further, the combined value of the common stock of the two publicly-traded companies may not be equal to or greater than what the value of our common stock would have been had the spin-off not occurred.

If our distribution on August 1, 2016 of all of the outstanding shares of Aptevo common stock to our stockholders, together with certain related transactions, does not qualify as a tax-free transaction for U.S. federal income tax purposes, we and our stockholders could be subject to significant tax liabilities.

It is intended that our distribution on August 1, 2016 of all of the outstanding shares of Aptevo common stock to our stockholders, or the Distribution, together with certain related transactions, qualify as a tax-free transaction described under Sections 355 and 368(a)(1)(D) of the Internal Revenue Code of 1986, as amended, or the Code.  In anticipation of the Distribution, we received a favorable private letter ruling from the Internal Revenue Service, or the IRS, regarding certain U.S. federal income tax matters relating to the Distribution and certain related transaction and an opinion of counsel substantially to the effect that, for U.S. federal income tax purposes, the Distribution, together with certain related transactions, will qualify as a transaction described under Sections 355 and 368(a)(1)(D) of the Code. However, the IRS private letter ruling is based on certain facts and representations submitted by us to the IRS and the opinion of counsel was based upon and relied on, among other things, the IRS private letter ruling and certain facts and assumptions, as well as certain representations and covenants of Emergent and Aptevo contained in a tax matters agreement and certain representations contained in representation letters provided by Emergent, Aptevo and certain stockholders to such counsel, including representations and covenants relating to the past and future conduct of Emergent, Aptevo and such stockholders. If any of these facts, assumptions, representations, or covenants are, or become, inaccurate or incomplete, the IRS private letter ruling and/or the opinion of counsel may be invalid and the conclusions reached therein could be jeopardized and, as a result, the Distribution, together with certain related transactions, could fail to qualify as a tax-free transaction described under Sections 355 and 368(a)(1)(D) of the Code for U.S. federal income tax purposes.

In addition, the IRS private letter ruling only addresses certain limited matters relevant to determining whether the Distribution, together with certain related transactions, qualifies as a transaction described under Sections 355 and 368(a)(1)(D) of the Code, and the opinion of counsel only represents the judgment of such counsel, which is not binding on the IRS or any court. Accordingly, notwithstanding the IRS private letter ruling and the opinion of counsel, there can be no assurance that the IRS will not assert that the Distribution, together with certain related transactions, should be treated as a taxable transaction for U.S. federal income tax purposes or that a court would not sustain such a challenge.

If the Distribution, together with certain related transactions, fails to qualify as a tax-free transaction described under Sections 355 and 368(a)(1)(D) of the Code, for U.S. federal income tax purposes, in general, (i) we would recognize taxable gain on the Distribution equal to the amount by which the fair market value of the Aptevo shares distributed to our shareholders exceeded our tax basis in the Aptevo shares and (ii) each of our shareholders who received Aptevo shares in the Distribution would be treated as receiving a taxable distribution equal to the fair market value of the Aptevo shares received by such shareholder.

Under the tax matters agreement that we entered into with Aptevo in connection with the spin-off, Aptevo may be required to indemnify us against any tax liabilities and related expenses resulting from the failure of the Distribution, together with certain related transactions, to qualify as a transaction described under Sections 355 and 368(a)(1)(D) of the Code to the extent that the failure to so qualify is attributable to actions, events or transactions relating to Aptevo's stock, assets or business, or a breach of the relevant representations or covenants made by Aptevo in the tax matters agreement or the IRS private letter ruling or in the representation letters provided  to our counsel for purposes of their opinion. Any such indemnity obligations could be material, and there can be no assurance that Aptevo will be able to pay any such indemnification.

To preserve the tax-free treatment of the Distribution, together with certain related transactions, and in addition to Aptevo's indemnity obligation, the tax matters agreement restricts Aptevo from taking any action that prevents such transactions from being tax-free for U.S. federal income tax purposes.  In particular, for the two-year period following the Distribution, Aptevo is restricted from taking certain actions (including restrictions on share issuances, business combinations, sales of assets, amendments to organizational documents and similar transactions) that could cause the Distribution, together with certain related transactions, to fail to qualify as a tax-free transaction for U.S. federal income tax purposes. There can be no assurance that Aptevo will comply with these restrictions. Failure of Aptevo to satisfy its obligations could have a substantial impact on our tax obligations, consolidated financial condition and cash flows.

GOVERNMENT CONTRACTING RISKS

We derive the majority of our revenue from sales of BioThrax to our principal customer, the U.S. government. If the U.S. government's demand for and funding for procurement of BioThrax is reduced or our next generation anthrax vaccine candidate NuThrax is not selected for advanced development and procurement under the recent U.S. government solicitation seeking a next generation vaccine for post-exposure prophylaxis of anthrax disease, our business, financial condition, operating results and cash flow could be materially harmed.

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

On June 21, 2016, the U.S. Department of Health and Human Service, or HHS, issued two solicitation notices with respect to the development and procurement of anthrax vaccines for the SNS. HHS issued a Sole Source Notification indicating its intention by September 23, 2016 to award Emergent a follow-on contract for the purchase of 29.4 million doses of BioThrax with a period of performance of five years. The solicitation does not state the number of doses expected to be procured per year. The terms of the contract, including the price per dose and the timing of deliveries, remain subject to contract negotiation, and there can be no assurance that an agreed follow-on contract will be in place by September 23, 2016, or at all. In addition, the procurement of doses of BioThrax by the CDC remains subject to the availability of funding. For example, by letter dated April 26, 2016, the CDC indicated that it anticipates that the quantity of BioThrax it plans to purchase for the remaining term of the existing contract will be less than the total remaining doses available to be purchased under the existing contract, and the CDC did not quantify the reduced number of doses it intends to purchase under the existing contract.

In conjunction with the Sole Source Notification with respect to BioThrax, on June 21, 2016, HHS issued a request for proposal seeking a next generation anthrax vaccine for post-exposure prophylaxis of anthrax disease. The company has submitted its response to the HHS request for proposal with respect to its NuThrax vaccine candidate. The vaccine candidate, as outlined in the solicitation, must have the ability to confer protection in one or two doses, a favorable safety profile following completion of clinical studies through Phase 2, demonstrated efficacy in non-clinical studies and manufacturing consistency necessary to advance towards approval by Emergency Use Authorization, or EUA. The contract is for the development of the vaccine candidate to licensure as well as for the purchase and delivery of an initial two million doses of a next generation anthrax vaccine to the SNS, with potential additional procurement of 12 million doses up to 25 million dose regimens of final drug product, which is the equivalent of up to 50 million doses of NuThrax.

There can be no assurance that HHS will select our next generation anthrax vaccine candidate NuThrax for advanced development and procurement. There is also no assurance that HHS will proceed with selecting any vaccine candidate or that if we are selected, HHS's decision will not be the subject of a protest, which, if successful, could lead to delays or denials of any awarded contract. Our existing contract with the CDC for BioThrax does not, and any follow-on procurement contract for BioThrax or for the advanced development and procurement of NuThrax (if selected) will not, guarantee that funding for the procurement of doses will be made available. In addition, if the SNS priorities change, funding to procure doses of BioThrax, or NuThrax (if selected), may be limited or not available, and our business, financial condition and operating results could be materially harmed. The success of our business and our operating results for the foreseeable future are significantly dependent on the level of funding for the procurement of BioThrax or NuThrax (if selected) and the terms of our BioThrax or NuThrax sales to the U.S. government, including the price per dose, the number of doses and the timing of deliveries. If the U.S. government's demand for and level of funding for procurement of BioThrax is reduced, or if our next generation vaccine candidate NuThrax is not selected for advanced development and procurement, our business, financial condition, operating results and cash flow could be materially harmed.

Our U.S. government procurement and development contracts require ongoing funding decisions by the U.S. government. Non-selection of our products or product candidates, or reduced or discontinued funding of these contracts could cause our business, financial condition, operating results and cash flow to suffer materially.

Our principal customer for BioThrax, BAT, Anthrasil, VIGIV and RSDL is the U.S. government. We anticipate that the U.S. government will also be a principal customer for other Biodefense products that we successfully acquire or develop. Additionally, a significant portion of our revenue comes from U.S. government development contracts and grants. Over its lifetime, a U.S. government procurement or development program may be implemented through the award of many different individual contracts and subcontracts. The funding for such government programs is subject to Congressional appropriations, generally made on a fiscal year basis, even for programs designed to continue for several years. For example, sales of BioThrax supplied under our current multi-year procurement contract with the CDC as well as sales of BioThrax to be supplied under our expected follow-on procurement contract with the CDC are subject to the availability of funding, mostly from annual appropriations. These appropriations can be subject to political considerations and stringent budgetary constraints. For example, in April 2016, we were notified by BARDA that, after prioritization of its development funding, BARDA would not be exercising the clinical trial option for our PreviThrax rPA vaccine development program. As a consequence of this decision, we determined to cease further development work on our PreviThrax vaccine product candidate. Additionally, our government-funded development contracts typically give the U.S. government the right, exercisable in its sole discretion, to extend these contracts for successive option periods following a base period of performance. The value of the services to be performed during these option periods may constitute the majority of the total value of the underlying contract. For example, the development contract we were awarded in September 2014 for the development of a dry formulation of NuThrax consists of a two-year base period of performance valued at approximately $7.3 million and thirteen options over a five-year period for a total contract value of approximately $29 million. In addition, in response to the June 21, 2016 HHS request for proposal seeking a next generation anthrax vaccine for post-exposure prophylaxis of anthrax disease, we have responded to this HHS request for proposal with respect to our NuThrax vaccine candidate. If our next generation vaccine candidate NuThrax is not selected for advanced development and procurement or if levels of government expenditures and authorizations for biodefense decrease or shift to programs in areas where we do not offer products or are not developing product candidates, or if the U.S. government otherwise declines to exercise its options under our contracts, our business, revenues and operating results would suffer.

The government contracting process is typically a competitive bidding process and involves unique risks and requirements.

Our business involves government contracts and grants, which may be awarded through competitive bidding. Competitive bidding for government contracts presents a number of risks and requirements, including:

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

The U.S. government may choose not to award us future contracts for the development of our Biodefense product candidates or for the procurement of our Biodefense products, and may instead award such contracts to our competitors. If we are unable to secure particular contracts, we may not be able to operate in the market for products that are provided under those contracts. Additionally, if we are unable to consistently win new contract awards over an extended period, or if we fail to anticipate all of the costs or resources that we will be required to secure and, if applicable, perform under such contract awards, our growth strategy and our business, financial condition and operating results could be materially and adversely affected.

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

We must comply with numerous laws and regulations relating to the procurement, formation, administration and performance of government contracts. Among the most significant government contracting regulations that affect the business of our Biodefense division are:

▪	the Federal Acquisition Regulation, or FAR, and agency-specific regulations supplemental to FAR, which comprehensively regulate the award, formation, administration and performance of government contracts;
▪	the Defense Federal Acquisition Regulations, or DFARs, and agency-specific regulations supplemental to DFARs, which comprehensively regulate the award, formation, administration and performance of U.S. Department of Defense, or DoD, government contracts;
▪	business ethics and public integrity obligations, which govern conflicts of interest and the hiring of former government employees, restrict the granting of gratuities and funding of lobbying activities and incorporate other requirements such as the Anti-Kickback Act, the Procurement Integrity Act, the False Claims Act and the Foreign Corrupt Practices Act;
▪	export and import control laws and regulations, including but not limited to ITAR (International Traffic in Arms Regulations); and
▪	laws, regulations and executive orders restricting the use and dissemination of information classified for national security purposes and the exportation of certain products and technical data.

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

Government contracts customarily contain provisions that give the U.S. government substantial rights and remedies, many of which are not typically found in commercial contracts, including provisions that allow the U.S. government to:

▪	terminate existing contracts, in whole or in part, for any reason or no reason;
▪	unilaterally reduce or modify contracts or subcontracts, including by imposing equitable price adjustments;
▪	cancel multi-year contracts and related orders, if funds for contract performance for any subsequent year become unavailable;
▪	decline, in whole or in part, to exercise an option to purchase product under a procurement contract or to fund additional development under a development contract;
▪	decline to renew a procurement contract;
▪	claim rights to facilities or to products, including intellectual property, developed under the contract;
▪	require repayment of contract funds spent on construction of facilities in the event of contract default;
▪	take actions that result in a longer development timeline than expected;
▪	direct the course of a development program in a manner not chosen by the government contractor;
▪	suspend or debar the contractor from doing business with the government or a specific government agency;
▪	pursue civil or criminal remedies under acts such as the False Claims Act and False Statements Act; and
▪	control or prohibit the export of products.

Generally, government contracts, including our contract for procurement of BioThrax, contain provisions permitting unilateral termination or modification, in whole or in part, at the U.S. government's convenience. Under general principles of government contracting law, if the U.S. government terminates a contract for convenience, the government contractor may recover only its incurred or committed costs, settlement expenses and profit on work completed prior to the termination. If the U.S. government terminates a contract for default, the government contractor is entitled to recover costs incurred and associated profits on accepted items only and may be liable for excess costs incurred by the government in procuring undelivered items from another source. Our CDC contract for the procurement of BioThrax is, our expected follow-on contract for the procurement of BioThrax and our future U.S. government procurement and development contracts are likely to be, terminable at the U.S. government's convenience with these potential consequences.

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

There are a number of companies with biodefense products or product candidates competing with us for both U.S. government procurement and development resources. For example, in terms of additional procurement of anthrax countermeasures, HHS awarded an SNS procurement contract to GlaxoSmithKline plc for ABThrax™ (raxibacumab), an FDA-approved anthrax monoclonal antibody therapeutic, and recently awarded an SNS procurement contract to Elusys Therapeutics, Inc. for Anthim (obiltoxaximab), an FDA-approved anthrax monoclonal antibody therapeutic. On June 21, 2016, HHS issued a request for proposal seeking a next generation anthrax vaccine for post-exposure prophylaxis of anthrax disease. There can be no assurance that HHS will select our next generation anthrax vaccine candidate NuThrax for advanced development and procurement under this solicitation.

Any reduction in demand for our products as a result of a competing product could lead to reduced revenues, reduced margins, reduced levels of profitability and loss of market share for our products. These competitive pressures could adversely affect our business and operating results.

Our Biologic Products may face risks of competition from biosimilar manufacturers.

Competition for BioThrax, BAT, Anthrasil, and VIGIV or our "Biologic Products," may be affected by follow-on biologics, or "biosimilars," in the United States and other jurisdictions. Regulatory and legislative activity in the United States and other countries may make it easier for generic drug manufacturers to manufacture and sell biological drugs similar or identical to our Biologic Products, which might affect the profitability or commercial viability of our Biologic Products. Under the Biologics Price Competition and Innovation Act of 2010, the FDA cannot approve a biosimilar application until the 12-year exclusivity period for the innovator biologic has expired. Regulators in the European Union and in other foreign jurisdictions have already approved biosimilars, although the European Medicines Agency has expressly excluded blood or plasma-derived products and their recombinant alternatives from the biosimilar pathway for a period of time. Vaccine and allergen products are considered on a case-by-case basis. The specific regulatory framework for this new approval pathway, whether the FDA will permit biosimilars for blood products and vaccines, and the extent to which an approved biosimilar would be substituted for the innovator biologic are not yet clear and will depend on many factors that are currently unknown. If a biosimilar version of one of our Biologic Products were approved, it could have a material adverse effect on the sales and gross profits of the affected Biologic Product and could adversely affect our business and operating results.

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

However, NuThrax or any of our biodefense product candidates, for example, is subject to a different regulatory approval pathway. Specifically, because humans are rarely exposed to anthrax toxins under natural conditions, and cannot be intentionally exposed, statistically significant efficacy for these product candidates cannot be demonstrated in humans. Instead, efficacy must be demonstrated, in part, by utilizing animal models instead of testing in humans. This is known as the FDA's "Animal Rule." We cannot guarantee that the FDA will permit us to proceed with licensure of NuThrax or any Biodefense product candidates under the Animal Rule. Even if we are able to proceed pursuant to the Animal Rule, the FDA may decide that our data are insufficient to support approval and require additional preclinical, clinical or other studies, refuse to approve our products, or place restrictions on our ability to commercialize those products. Furthermore, products approved under the Animal Rule are subject to certain additional post-marketing requirements. For example, to the extent feasible and ethical, manufacturers of products approved pursuant to the Animal Rule must conduct post-marketing studies, such as field studies, to verify and describe the product candidate's clinical benefit and to assess its safety when used as indicated. We cannot guarantee that we will be able to meet this regulatory requirement even if one or more of our product candidates are approved under the Animal Rule.

The process of obtaining these regulatory approvals is expensive, often takes many years if approval is obtained at all, and can vary substantially based upon the type, complexity and novelty of the product candidate involved. Changes in the regulatory approval process during the development period, changes in or the enactment of additional statutes or regulations, or changes in the regulatory review process may cause delays in the approval or rejection of an application.

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

We have constructed Building 55, a large-scale manufacturing facility on our Lansing, Michigan campus for which we were awarded a development contract from BARDA in July 2010 to fund the scale-up, qualification, validation and licensure of manufacturing BioThrax at an expanded scale. Additionally, in 2009, we acquired a facility in Baltimore, Maryland, which we intend to utilize for certain product development or manufacturing projects, including projects performed under a separate development contract from BARDA to establish a Center for Innovation in Advanced Development and Manufacturing. The process for qualifying and validating these facilities may result in unanticipated delays and may cost more than expected due to a number of factors, including regulatory requirements. The costs and time required to comply with cGMP regulations or similar foreign regulatory requirements for sales of our products may be significant. In addition, if we experience delays, we may be in breach of the obligations under our government-funded development contracts. We have experienced such delays in the past and may experience further delays in the future. With respect to our Building 55 facility, should  the facility licensure activities be delayed, we may not be able to utilize Building 55 to increase our production of BioThrax or manufacture product candidates in our Baltimore facility, which could significantly impact our future revenues, financial condition, operating results and cash flow.

Currently, only Building 12, our small-scale manufacturing facility in Lansing, Michigan, has regulatory approval to manufacture BioThrax. A significant interruption of the ability of this facility to manufacture BioThrax would reduce our revenues and materially harm our business, financial condition, operating results and cash flow.

For the production of BioThrax, we currently rely on our manufacturing facility, Building 12, on our Lansing, Michigan campus. Any interruption in manufacturing operations at this facility would result in our inability to produce BioThrax for delivery to customers, which would reduce our revenues and materially harm our business, financial condition, operating results and cash flow. A number of factors could cause interruptions, including:

▪	equipment malfunctions or failures;
▪	technology malfunctions;
▪	cyber-attacks;
▪	work stoppages or slow-downs;
▪	protests, including by animal rights activists;
▪	injunctions or the imposition of civil or criminal penalties.
▪	damage to or destruction of the facility; or
▪	product contamination or tampering.

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

The factors listed above could also cause disruptions at our other facilities, including our manufacturing facility in Winnipeg, Manitoba, Canada. Any such disruption, damage, or destruction of these facilities could impede our ability to manufacture our Biologic Products, our product candidates and our ability to produce products for external customers, result in losses and delays, including delay in the performance of our contractual obligations or delay in our clinical trials, any of which could be costly to us and materially harm our business, financial condition and operating results.

Even if we receive FDA licensure of Building 55, we may not be able to utilize its full manufacturing capacity.

Building 55, our large-scale manufacturing facility on our Lansing, Michigan campus, is expected to significantly increase our BioThrax manufacturing capacity compared to the capacity of our currently licensed facility Building 12. The FDA has set a Prescription Drug User Fee Act date, or PDUFA date, of August 15, 2016, for review of licensure of Building 55. Even if Building 55 achieves FDA licensure, we may not secure procurement contracts for BioThrax or other products or product candidates sufficient to utilize its full manufacturing capacity. For example, on June 21, 2016, the HHS issued a Sole Source Notification indicating its intention to award Emergent a contract for the purchase of 29.4 million doses of BioThrax by September 23, 2016 with a period of performance of five years. Although the notification does not state the number of doses expected to be procured per year, the 29.4 million doses represents a smaller annual procurement on average over the five-year period of the anticipated contract than under our current contract. An inability to utilize the full manufacturing capacity of Building 55 could impact our future revenues and materially harm our business, financial condition, operating results and cash flows.

Our biologic products and product candidates are complex to manufacture and ship, which could cause us to experience delays in product manufacturing or development and resulting delays in revenues.

BioThrax, BAT, Anthrasil, VIGIV, and many of our current product candidates, including NuThrax, are biologics. Manufacturing biologic products, especially in large quantities, is complex. The products must be made consistently and in compliance with a clearly defined manufacturing process. Problems may arise during manufacturing for a variety of reasons, including problems with raw materials, equipment malfunction and failure to follow specific protocols and procedures. In addition, slight deviations anywhere in the manufacturing process, including obtaining materials, maintaining master seed or cell banks and preventing genetic drift, seed or cell growth, fermentation, contamination including from, among other things, particulates, filtration, filling, labeling, packaging, storage and shipping, and quality control testing, may result in lot failures or manufacturing shut-down, delays in the release of lots, product recalls, spoilage or regulatory action. Such deviations may require us to revise manufacturing processes or change manufacturers. Additionally, as our equipment ages, it will need to be replaced. Replacement of equipment has the potential to introduce variations in the manufacturing process that may result in lot failures or manufacturing shut-down, delay in the release of lots, product recalls, spoilage or regulatory action. Success rates can also vary dramatically at different stages of the manufacturing process, which can reduce yields and increase costs. From time to time, we may experience deviations in the manufacturing process that may take significant time and resources to resolve and, if unresolved, may affect manufacturing output and could cause us to fail to satisfy customer orders or contractual commitments, lead to a termination of one or more of our contracts, lead to delays in our clinical trials, result in litigation or regulatory action against us, including warning letters and other restrictions on the marketing or manufacturing of a product, or cause the FDA to cease releasing product until the deviations are explained and corrected, any of which could be costly to us, damage our reputation and negatively impact our business.

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

Our operations involve the use of hazardous materials, including chemicals, bacteria and viruses, and may produce dangerous waste products. Accordingly, we, along with the third parties that conduct clinical trials and manufacture our products and product candidates on our behalf, are subject to federal, state, local and foreign laws and regulations that govern the use, manufacture, distribution, storage, handling, exposure, disposal and recordkeeping with respect to these materials. Under the Federal Select Agent Program, pursuant to the Public Health Security and Bioterrorism Preparedness and Response Act, we are required to register with and be inspected by the CDC and the Animal and Plant Health Inspection Service if we have in our possession, or if we use or transfer, select biological agents or toxins that could pose a threat to public health and safety, to animal or plant health or to animal or plant products. This legislation requires stringent safeguards and security measures for these select agents and toxins, including controlled access and the screening of entities and personnel and establishes a comprehensive national database of registered entities. We are also subject to a variety of environmental and occupational health and safety laws. Compliance with current or future laws and regulations can require significant costs and we could be subject to substantial fines and penalties in the event of noncompliance. In addition, the risk of contamination or injury from these materials cannot be completely eliminated. In such event, we could be held liable for substantial civil damages or costs associated with the cleanup of hazardous materials. From time to time, we have been involved in remediation activities and may be so involved in the future. Any related cost or liability might not be fully covered by insurance, could exceed our resources and could have a material adverse effect on our business. In addition to complying with environmental and occupational health and safety laws, we must comply with special regulations relating to biosafety administered by the CDC, HHS, U.S. Department of Agriculture and the DoD, as well as regulatory authorities in Canada.

PRODUCT DEVELOPMENT RISKS

Our business depends on our success in developing and commercializing our product candidates. If we are unable to commercialize these product candidates, or experience significant delays or unanticipated costs in doing so, our business would be materially and adversely affected.

We have invested significant efforts and financial resources in the development of our vaccines, therapeutics and medical device product candidates and the acquisition of additional product candidates. In addition to our product sales, our ability to generate revenue is dependent on a number of factors, including the success of our development programs, the U.S. government's interest in providing development funding for or procuring certain of our Biodefense product candidates, and the commercial viability of our acquired or developed product candidates. The commercial success of our product candidates will depend on many factors, including accomplishing the following in an economical manner:

▪	successful development, formulation and cGMP scale-up of manufacturing that meets FDA requirements;
▪	successful program partnering;
▪	successful completion of clinical or non-clinical development, including toxicology studies and studies in approved animal models;
▪	receipt of marketing approvals from the FDA and equivalent foreign regulatory authorities;
▪	establishment of commercial manufacturing processes and product supply arrangements;
▪	training of a commercial sales force for the product, whether alone or in collaboration with others;
▪	successful registration and maintenance of relevant patent and/or other proprietary protection; and
▪	acceptance of the product by potential government customers.

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

We continue to evaluate our business strategy and, as a result, may modify our strategy in the future. In this regard, we may, from time to time, focus our product development efforts on different product candidates or may delay or halt the development of various product candidates. For example, in April 2016, we were notified by BARDA that, after prioritization of its development funding, BARDA would not be exercising the clinical trial option for our PreviThrax rPA vaccine program. As a consequence of this decision, we determined to cease further development work on our PreviThrax vaccine product candidate. On June 21, 2016, HHS issued a request for proposal seeking a next generation anthrax vaccine for post-exposure prophylaxis of anthrax disease. There can be no assurance that HHS will select our next generation anthrax vaccine candidate NuThrax for advanced development and procurement under this solicitation. As a result of changes in our strategy or in government development funding decisions, we may change or refocus our existing product development, commercialization and manufacturing activities. This could require changes in our facilities and our personnel. Any product development changes that we implement may not be successful. In particular, we may fail to select or capitalize on the most scientifically, clinically or commercially promising or profitable product candidates. Our decisions to allocate our research and development, management and financial resources toward particular product candidates or therapeutic areas may not lead to the development of viable commercial products and may divert resources from better opportunities. Similarly, our decisions to delay or terminate product development programs may also prove to be incorrect and could cause us to miss valuable opportunities.

INTELLECTUAL PROPERTY RISKS

If we are unable to protect our proprietary rights, our business could be harmed.

Our success, particularly with respect to our small molecule product candidates, will depend, in large part, on our ability to obtain and maintain protection in the United States and other countries for the intellectual property covering or incorporated into our technology, products and product candidates. Obtaining and maintaining this protection is very costly. The patentability of technology in the biopharmaceutical field generally is highly uncertain and involves complex legal and scientific questions.

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

As of June 30, 2016, our total consolidated indebtedness was $253 million, including $250 million of obligations under our senior convertible notes. Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the senior convertible notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

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

As of June 30, 2016, we had approximately $333.4 million of cash and cash equivalents. Our future capital requirements will depend on many factors, including, among others:

▪	the level, timing and cost of product sales;
▪	the extent to which we acquire or invest in and integrate companies, businesses, products or technologies;
▪	the acquisition of new facilities and capital improvements to new or existing facilities;
▪	the payment obligations under our indebtedness;
▪	the scope, progress, results and costs of our development activities;
▪	our ability to obtain funding from government entities for our development programs; and
▪	the costs of commercialization activities, including product marketing, sales and distribution.

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

OTHER BUSINESS RISKS

Pending litigation and legal proceedings and the impact of any finding of liability or damages could adversely impact the company and its financial condition and results of operations.

From time to time, we may be named as a defendant in various legal actions or other proceedings. Certain of these actions include and future actual or threatened legal actions may include claims for substantial and indeterminate amounts of damages, or may result in other results adverse to us.

For example, as more fully described under Part II, "ITEM 1 – LEGAL PROCEEDINGS," on July 19, 2016, a purported class action lawsuit was filed against us and several of our senior officers and directors in the United States District Court for the District of Maryland seeking unspecified damages on behalf of a putative class of persons who purchased or otherwise acquired our common stock between January 11, 2016 and June 21, 2016. The complaint alleges, among other things, that we made false and misleading statements about the government's demand for BioThrax and expectations that our five-year exclusive procurement contract with HHS would be renewed.

The results of this lawsuit and possible other future legal proceedings cannot be predicted with certainty. Accordingly, we cannot determine whether our insurance coverage would be sufficient to cover the costs or potential losses, if any. Regardless of merit, litigation may be both time-consuming and disruptive to our operations and cause significant expense and diversion of management attention. If we do not prevail in the purported class action lawsuit or in other future legal proceedings, we may be faced with significant monetary damages or injunctive relief against us that may adversely affect our business, financial condition and results of operations, possibly materially.

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

Because of the specialized scientific nature of our business, our ability to develop products and to compete with our current and future competitors largely depends upon our ability to attract, retain and motivate highly qualified managerial and key scientific and technical personnel. If we are unable to retain the services of one or more of the principal members of senior management or other key employees, our ability to implement our business strategy could be materially harmed. We face intense competition for qualified employees from biopharmaceutical companies, research organizations and academic institutions. Attracting, retaining or replacing these personnel on acceptable terms may be difficult and time-consuming given the high demand in our industry for similar personnel. We believe part of being able to attract, motivate and retain personnel is our ability to offer a competitive compensation package, including equity incentive awards. If we cannot offer a competitive compensation package to attract and retain the qualified personnel necessary for the continued development of our business, we may not be able to maintain our operations or grow our business.

RISKS RELATED TO OWNERSHIP OF OUR COMMON STOCK

Fuad El-Hibri, executive chairman of our Board of Directors, has significant influence over us through his substantial beneficial ownership of our common stock, including an ability to influence the election of the members of our Board of Directors, or delay or prevent a change of control of us.

Mr. El-Hibri has the ability to significantly influence the election of the members of our Board of Directors due to his substantial beneficial ownership of our common stock. As of July 29, 2016, Mr. El-Hibri was the beneficial owner of approximately 14% of our outstanding common stock. As a result, Mr. El-Hibri could delay or prevent a change of control of us that may be favored by other directors or stockholders and otherwise exercise substantial influence over all corporate actions requiring board or stockholder approval, including any amendment of our certificate of incorporation or by-laws. The control by Mr. El-Hibri may prevent other stockholders from influencing significant corporate decisions. In addition, Mr. El-Hibri's significant beneficial ownership of our shares could present the potential for a conflict of interest.

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

Our stock price has been, and is likely to continue to be, volatile. The market price of our common stock could fluctuate significantly for many reasons, including in response to the risks described in this "Risk Factors" section, or for reasons unrelated to our operations, such as reports by industry analysts, investor perceptions or negative announcements by our customers, competitors or suppliers regarding their own performance, as well as industry conditions and general financial, economic and political instability. From November 15, 2006, when our common stock first began trading on the New York Stock Exchange, through July 29, 2016, our common stock has traded as high as $44.38 per share and as low as $4.40 per share. The stock market in general as well as the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price of our common stock may be influenced by many factors, including, among others:

▪	contracts, decisions and procurement policies by the U.S. government affecting BioThrax and our other biodefense products and product candidates;
▪	the success of competitive products or technologies;
▪	results of clinical and non-clinical trials of our product candidates;
▪	announcements of acquisitions, financings or other transactions by us;
▪	announcements relating to litigation or legal proceedings;
▪	public concern as to the safety of our products;
▪	termination or delay of a development program;
▪	the recruitment or departure of key personnel;
▪	variations in our product revenue and profitability; and
▪	the other factors described in this "Risk Factors" section.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales or the perception in the market that the holders of a large number of shares intend to sell shares could reduce the market price of our common stock. Moreover, holders of an aggregate of approximately 6 million shares of our common stock outstanding as of July 29, 2016, have the right to require us to register these shares of common stock under specified circumstances. In May 2015, we filed an automatic shelf registration statement, which immediately became effective under SEC rules. For so long as we continue to satisfy the requirements to be deemed a "well-known seasoned issuer" under SEC rules, this shelf registration statement, effective until May 2018, would provide for a secondary offering of these shares from time to time.

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

EMERGENT BIOSOLUTIONS INC.

By: /s/DANIEL J. ABDUN-NABI
Daniel J. Abdun-Nabi
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2016

By: /s/ROBERT G. KRAMER
Robert G. Kramer
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Date: August 5, 2016

EXHIBIT INDEX

Exhibit Number	Description
2.1
Contribution Agreement, dated July 29, 2016, by and among Emergent BioSolutions Inc., Aptevo Therapeutics Inc., Aptevo Research and Development LLC and Aptevo BioTherapeutics LLC (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, filed on August 4, 2016).

2.2
Separation and Distribution Agreement, dated July 29, 2016, by and between Emergent BioSolutions Inc. and Aptevo Therapeutics Inc. (incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K, filed on August 4, 2016).

3#	Third Restated Certificate of Incorporation of the Company.
10.2#	Fourth Amended and Restated Emergent BioSolutions Inc. 2006 Stock Incentive Plan.
10.3#	Consulting Agreement, dated as of May 18, 2016, by and between the Company and John E. Niederhuber, M.D.
12#	Ratio of Earnings to Fixed Charges.
31.1#	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).
31.2#	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).
32.1#	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101. INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Calculation Linksbase Document.
101.DEF	XBRL Taxonomy Definition Linksbase Document.
101.LAB	XBRL Taxonomy Label Linksbase Document.
101.PRE	XBRL Taxonomy Presentation Linksbase Document.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language):
(i) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2016 and 2015;
(ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2016 and 2015;
(iii) Condensed Consolidated Balance Sheets at June 30, 2016 and December 31, 2015;
(iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015; and
(v) Notes to Consolidated Financial Statements.

#Filed herewith.