Form 10-Q
period 2016-09-30
Emergent BioSolutions Inc.
filed 2016-11-09
CIK 1367644

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of October 31, 2016, the registrant had 40,498,025 shares of common stock outstanding.

Emergent BioSolutions Inc.

BioThrax® (Anthrax Vaccine Adsorbed), RSDL® (Reactive Skin Decontamination Lotion Kit), BAT™ [Botulism Antitoxin Heptavalent (A,B,C,D,E,F,G)-(Equine)], Anthrasil™ (Anthrax Immune Globulin Intravenous [human]), NuThrax™ (anthrax vaccine adsorbed with CPG 7909 adjuvant), PreviThrax™ (recombinant protective antigen anthrax vaccine, purified), VIGIV [Vaccinia Immune Globulin Intravenous (Human)], Emergard™ and any and all Emergent BioSolutions Inc. brands, products, services and feature names, logos and slogans are trademarks or registered trademarks of Emergent BioSolutions Inc. or its subsidiaries in the United States or other countries. All other brands, products, services and feature names or trademarks are the property of their respective owners.

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

There are a number of important factors that could cause our actual results to differ materially from those indicated by such forward-looking statements, including, among others:

▪	appropriations for the procurement of BioThrax® (Anthrax Vaccine Adsorbed) and our other countermeasure products;
▪	our ability to perform under our contracts with the U.S. government related to BioThrax, including the timing of deliveries;
▪	our ability to obtain a new procurement contract for BioThrax on favorable terms;
▪	our ability to obtain Emergency Use Authorization pre-approval for NuThrax from the FDA;
▪	the availability of funding for our U.S. government grants and contracts;
▪	our ability to successfully execute our growth strategy and achieve our financial and operational goals;
▪	our ability to successfully integrate and develop the products or product candidates, programs, operations and personnel of any entities or businesses that we acquire;
▪	our ability to utilize the full manufacturing capacity of Building 55, our large-scale vaccine manufacturing facility in Lansing, Michigan;
▪	whether the operational, marketing and strategic benefits of the spin-off of our biosciences business can be achieved and the timing of any such benefits;
▪	our ability to identify and acquire companies or in-license products or late-stage product candidates that satisfy our selection criteria;
▪	our ability to realize synergies and benefits from acquisitions or in-licenses within expected time periods or at all;
▪
our ability to successfully identify and respond to new development contracts with the U.S. government, as well as successfully maintain, through achievement of development milestones, current development contracts with the U.S. government;

▪	our ability to obtain and maintain intellectual property protection for our products and product candidates;
▪	our ability and plans to expand our manufacturing facilities and capabilities;
▪	our ability and the ability of our contractors and suppliers to maintain compliance with cGMP and other regulatory obligations;
▪	the results of regulatory inspections;
▪	the operating and financial restrictions placed on us and our subsidiaries under our senior secured credit facility;
▪	the outcome of the purported class action lawsuit filed against us and possible other future material legal proceedings;
▪	the rate and degree of market acceptance and clinical utility of our products;
▪	the success of our ongoing and planned development programs, non-clinical activities and clinical trials of our product candidates;
▪	our ability to obtain and maintain regulatory approvals for our product candidates and the timing of any such approvals;
▪	the success of our commercialization, marketing and manufacturing capabilities and strategy; and
▪	the accuracy of our estimates regarding future revenues, expenses, capital requirements and needs for additional financing.

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

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Emergent BioSolutions Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share and per share data)

	September 30, 2016	December 31, 2015
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$298,932	$308,304
Accounts receivable, net	69,633	113,906
Inventories	81,160	60,887
Income tax receivable, net	11,831	6,573
Prepaid expenses and other current assets	18,439	18,458
Current assets of discontinued operations	-	29,282
Total current assets	479,995	537,410

Property, plant and equipment, net	362,544	327,808
In-process research and development	-	701
Intangible assets, net	35,419	40,758
Goodwill	41,001	41,001
Deferred tax assets, net	11,286	11,286
Other assets	1,781	2,155
Non-current assets of discontinued operations	-	76,365
Total assets	$932,026	$1,037,484

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$46,342	$37,970
Accrued expenses and other current liabilities	4,279	6,207
Accrued compensation	32,102	31,998
Notes payable	20,000	-
Contingent consideration, current portion	2,759	2,109
Deferred revenue, current portion	4,824	3,979
Current liabilities of discontinued operations	-	17,348
Total current liabilities	110,306	99,611

Contingent consideration, net of current portion	20,169	23,046
Long-term indebtedness	247,793	246,892
Deferred revenue, net of current portion	4,695	3,426
Other liabilities	1,440	1,258
Non-current liabilities of discontinued operations	-	3,234
Total liabilities	384,403	377,467

Preferred stock, $0.001 par value; 15,000,000 shares authorized, 0 shares issued and outstanding at both September 30, 2016 and December 31, 2015	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized, 40,910,479 shares issued and 40,487,649 shares outstanding at September 30, 2016; 100,000,000 shares authorized, 39,829,408 shares issued and 39,406,578 shares outstanding at December 31, 2015	41	40
Treasury stock, at cost, 422,830 common shares at both September 30, 2016 and December 31, 2015	(6,420)	(6,420)
Additional paid-in capital	342,888	317,971
Accumulated other comprehensive loss	(3,572)	(2,713)
Retained earnings	214,686	351,139
Total stockholders' equity	547,623	660,017
Total liabilities and stockholders' equity	$932,026	$1,037,484

The accompanying notes are an integral part of these consolidated financial statements.

Emergent BioSolutions Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Unaudited)		(Unaudited)
Revenues:
Product sales	$96,698	$117,512	$208,785	$204,563
Contract manufacturing	14,712	11,341	32,455	32,443
Contracts and grants	31,504	29,525	95,879	92,541
Total revenues	142,914	158,378	337,119	329,547

Operating expenses:
Cost of product sales and contract manufacturing	39,560	35,240	93,025	73,083
Research and development	27,188	34,179	81,173	93,833
Selling, general and administrative	40,688	25,800	108,328	86,263
Income from operations	35,478	63,159	54,593	76,368

Other income (expense):
Interest income	358	104	764	459
Interest expense	(2,049)	(1,635)	(5,082)	(4,923)
Other income (expense), net	(234)	519	(176)	669
Total other expense, net	(1,925)	(1,012)	(4,494)	(3,795)

Income from continuing operations before provision for income taxes	33,553	62,147	50,099	72,573
Provision for income taxes	13,165	20,059	19,861	23,648
Net income from continuing operations	20,388	42,088	30,238	48,925
Income (loss) from discontinued operations (net of tax)	952	(5,145)	(15,854)	(19,402)
Net income	$21,340	$36,943	$14,384	$29,523

Net income per share - basic:
Income from continuing operations	$0.50	$1.08	$0.75	$1.28
Income (loss) from discontinued operations	0.02	(0.14)	(0.40)	(0.51)
Net income per share - basic	$0.52	$0.94	$0.35	$0.77

Net income per share - diluted (1):
Income from continuing operations	$0.43	$0.90	$0.68	$1.11
Income (loss) from discontinued operations	0.02	(0.11)	(0.32)	(0.42)
Net income per share - diluted	$0.45	$0.79	$0.36	$0.69

Weighted-average number of shares - basic	40,465,423	38,831,341	40,071,730	38,423,715
Weighted-average number of shares - diluted	49,440,313	47,784,550	48,826,597	46,958,179

(1) See Note 10 "Earnings per share" for details on calculation.

The accompanying notes are an integral part of these consolidated financial statements.

Emergent BioSolutions Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Unaudited)		(Unaudited)

Net income	$21,340	$36,943	$14,384	$29,523
Foreign currency translations, net of tax	(492)	(495)	(859)	(1,144)
Comprehensive income	$20,848	$36,448	$13,525	$28,379

The accompanying notes are an integral part of these consolidated financial statements.

Emergent BioSolutions Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:	(Unaudited)
Net Income	$14,384	$29,523
Adjustments to reconcile to net cash provided by (used in) operating activities:
Stock-based compensation expense	14,527	11,802
Depreciation and amortization	28,155	25,859
Income taxes	4,814	15,904
Change in fair value of contingent obligations	(1,253)	(10,898)
Impairment of intangible assets (including IPR&D)	-	9,827
Abandonment of long-lived assets	3,749	-
Excess tax benefits from stock-based compensation	(10,825)	(8,002)
Other	2,467	197
Changes in operating assets and liabilities:
Accounts receivable	45,035	1,749
Inventories	(16,183)	(14,396)
Income taxes	(14,662)	(22,707)
Prepaid expenses and other assets	(3,146)	1,010
Accounts payable	(1,305)	1,902
Accrued expenses and other liabilities	(1,699)	(2,060)
Accrued compensation	(152)	(1,688)
Provision for chargebacks	103	(296)
Deferred revenue	(1,348)	3,663
Net cash provided by operating activities	62,661	41,389
Cash flows from investing activities:
Purchases of property, plant and equipment	(56,243)	(33,631)
Net cash used in investing activities	(56,243)	(33,631)
Cash flows from financing activities:
Proceeds from long-term debt obligations	-	2,000
Issuance of common stock upon exercise of stock options	14,981	15,902
Excess tax benefits from stock-based compensation	10,825	8,002
Distribution of Aptevo	(45,000)	-
Contingent obligation payments	(1,226)	(5,427)
Net cash (used in) provided by financing activities	(20,420)	20,477

Effect of exchange rate changes on cash and cash equivalents	139	(16)

Net (decrease) increase in cash and cash equivalents	(13,863)	28,219
Cash and cash equivalents at beginning of period	312,795	280,499
Cash and cash equivalents at end of period	$298,932	$308,718

The accompanying notes are an integral part of these consolidated financial statements.

EMERGENT BIOSOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Summary of significant accounting policies

Basis of presentation and consolidation

On August 6, 2015, Emergent BioSolutions Inc. (the "Company" or "Emergent"), announced its plan to separate into two independent publicly-traded companies. On August 1, 2016, the Company accomplished this plan through the completion of the spin-off of Aptevo Therapeutics Inc. ("Aptevo"), a biotechnology company focused on novel oncology and hematology therapeutics to meaningfully improve patients' lives. Emergent remains as a global specialty life sciences company focused on providing specialty products for civilian and military populations that address intentional and naturally emerging public health threats.

In anticipation of the spin-off, the Company realigned certain components of its biosciences business to the new Aptevo segment to be consistent with how the Company's chief operating decision maker ("CODM") allocates resources and makes decisions about the operations of the Company. Effective January 1, 2016, the Company changed its segment presentation to reflect this new structure, and recast all prior periods presented to conform to the new presentation. On August 1, 2016, the Company completed the spin-off of Aptevo. Aptevo is now an independent public company trading under the symbol "APVO" on the NASDAQ Global Select Market ("NASDAQ"). The results of operations and financial position of Aptevo are reflected as discontinued operations for all periods presented through the date of the spin-off. The historical financial statements and footnotes have been revised accordingly. See Note 2. "Discontinued operations" for further details regarding the spin-off. For periods following the spin-off, the Company reports financial results under one business segment.

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

During the nine months ended September 30, 2016 there have been no significant changes to the Company's summary of significant accounting policies contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC. In the opinion of the Company's management, any adjustments contained in the accompanying unaudited consolidated financial statements are of a normal recurring nature, except for the adjustments associated with the spin-off of Aptevo, and are necessary to present fairly the financial position of the Company as of September 30, 2016, specifically: the results of operations and comprehensive income for the three and nine months ended September 30, 2016 and 2015; and cash flows for the nine months ended September 30, 2016 and 2015. Interim results are not necessarily indicative of results that may be expected for any other interim period or for an entire year.

We analyze our multiple element revenue-generating arrangements to determine whether the elements can be separated and accounted for individually as separate units of accounting. An item can generally be considered a separate unit of accounting if both of the following criteria are met: (1) the delivered item(s) has value to the customer on a stand-alone basis and (2) if the arrangement includes a general right of return and delivery or performance of the undelivered item(s) is considered probable and substantially in our control. Items that cannot be divided into separate units are combined with other units of accounting, as appropriate. Consideration received is allocated among the separate units based on the unit's relative selling price and is recognized in full when the appropriate revenue recognition criteria are met. We deem services to be rendered if no continuing obligation exists on our part. As of September 30, 2016, the Company has determined that its US Government contracts for Anthrasil™ (Anthrax Immune Globulin Intravenous (Human), BAT™ (Botulism Antitoxin Heptavalent (A,B,C,D,E,F,G)-Equine and VIGIV (Vaccinia Immune Globulin Intravenous (Human)) are multiple element arrangements.

Recent accounting standards

In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ("ASU No. 2014-08"). ASU No. 2014-08 limits discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity's operations and financial results. ASU No. 2014-08 also requires expanded disclosures for discontinued operations and disposals of individually significant components of an entity that do not qualify for discontinued operations reporting. ASU No. 2014-08 was effective for disposals and components classified as held-for-sale that occurred within annual periods beginning on or after December 15, 2014, and interim periods within those years. Early adoption was permitted. The new guidance is effective for the Company prospectively for all disposals of components of an entity that occurred after January 1, 2015. The spin-off of Aptevo by the Company on August 1, 2016 meets the definition of a discontinued operation under the new guidance and, as a result, the Company reflected the provisions of the new guidance in the third quarter of 2016.

In May 2014, the FASB issued ASU No. 2014-09, Summary and Amendments That Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs—Contracts with Customers (Subtopic 340-40). ASU No. 2014-09 supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, as well as most industry-specific guidance, and significantly enhances comparability of revenue recognition practices across entities and industries by providing a principles-based, comprehensive framework for addressing revenue recognition issues. In order for a provider of promised goods or services to recognize as revenue the consideration that it expects to receive in exchange for the promised goods or services, the provider should apply the following five steps: (1) identify the contract with a customer(s); (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU No. 2014-09 also specifies the accounting for some costs to obtain or fulfill a contract with a customer and provides enhanced disclosure requirements. The FASB has deferred ASU No. 2014-09 for one year, and with that deferral, the standard will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, which for the Company will be its 2018 first quarter. The Company is permitted to use either the retrospective or the modified retrospective method when adopting ASU No. 2014-09. The Company is still assessing the potential impact that ASU No. 2014-09 will have on its financial statements and disclosures, but believes that there could be changes to the revenue recognition for government contracts.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30), which simplifies the presentation of debt issuance costs. ASU No. 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Prior to the issuance of ASU 2015-03, debt issuance costs were required to be presented as an asset on the balance sheet. ASU No. 2015-03 is effective for interim and annual periods beginning after December 15, 2015. The Company has adopted the guidance and has applied the guidance on a retrospective basis.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718). ASU No. 2016-09 simplifies several aspects of the accounting for share-based payment award transactions, including: (1) the income tax consequences, (2) classification of awards as either equity or liabilities, and (3) classification on the statement of cash flows. ASU No. 2016-09 is effective for the annual reporting period beginning after December 15, 2016, including interim periods within that reporting period, with early adoption permitted. The Company is currently evaluating the impact that the adoption of ASU No. 2016-09 will have on the consolidated financial statements and related disclosures.

2. Discontinued operations

On August 1, 2016, the Company completed the spin-off of Aptevo through the distribution of 100% of the outstanding shares of common stock of Aptevo to the Company's shareholders (the "Distribution"). The Distribution was made to the Company's shareholders of record as of the close of business on July 22, 2016 (the "Record Date"), who received one share of Aptevo common stock for every two shares of Emergent common stock held as of the Record Date. The Distribution was intended to qualify as a tax-free distribution for federal income tax purposes in the United States. In the aggregate, approximately 20.2 million shares of Aptevo common stock were distributed to the Company's shareholders of record as of the Record Date in the Distribution. After the Distribution, the Company no longer holds shares of Aptevo's common stock. In addition, on August 1, 2016, the Company entered into a non-negotiable, unsecured promissory note with Aptevo to provide an additional $20 million in funding within six to twelve months following the Distribution.

The historical balance sheet and statements of operations of Aptevo have been presented as discontinued operations in the consolidated financial statements and prior periods have been restated. Discontinued operations include results of Aptevo's business except for certain allocated corporate overhead costs and certain costs associated with transition services provided by the Company to Aptevo. These allocated costs remain part of continuing operations. Due to differences between the basis of presentation for discontinued operations and the basis of presentation as a stand-alone company, the financial results of Aptevo included within discontinued operations for the Company may not be indicative of actual financial results of Aptevo.

In conjunction with the spin-off, the Company entered into a Separation and Distribution Agreement with Aptevo to effect the separation of Aptevo from the Company (the "Separation"). The Company also entered into various other agreements to provide a framework for its relationship with Aptevo after the Separation, including a manufacturing services agreement, transition services agreement, a tax matters agreement and an employee matters agreement.

The Separation and Distribution Agreement with Aptevo sets forth, among other things, the assets that were transferred, the liabilities assumed, and the contracts that were assigned to each of Aptevo and the Company as part of the Separation of the Company into two companies, and provided for when and how these transfers, assumptions and assignments were to occur.

Under the terms of the manufacturing services agreement, the Company agreed to provide contract manufacturing services for certain of Aptevo's products commencing on the date of the Distribution. The contract has a term of ten years. For the three and nine months ended September 30, 2016, there has been no revenue under this agreement.

Under the terms of the transition services agreement, the Company agreed to provide on an interim, transitional basis, various services, including, but not limited to, accounts payable administration, information technology services, regulatory and clinical support, general administrative services and other support services commencing on the date of the Distribution and terminating up to two years following the date of the Distribution. During the three and nine months ended September 30, 2016, approximately $0.5 million of transition services revenue associated with the provision of services to Aptevo.

The tax matters agreement governs the respective rights, responsibilities and obligations of Aptevo and the Company with respect to taxes (including taxes arising in the ordinary course of business and taxes, if any, incurred as a result of any failure of the Distribution and certain related transactions to qualify as tax-free for U.S. federal income tax purposes), tax attributes, tax returns, tax proceedings and certain other tax matters.

The employee matters agreement governs certain compensation and employee benefit obligations and allocates liabilities and responsibilities relating to employment matters, employee compensation and benefit plans and programs and other related matters, including the transfer or assignment of employees from the Company to Aptevo.

The following table represents the carrying value of Aptevo's assets and liabilities distributed as part of the Separation on August 1, 2016:

(in thousands)	August 1, 2016

Assets:
Cash and cash equivalents	$45,000
Accounts receivable, net	4,465
Inventories	11,959
Other current assets	4,870
Current assets of discontinued operations	66,294

Property, plant and equipment, net	6,128
In-process research and development	41,800
Intangible assets, net	15,402
Goodwill	13,902
Non-current assets of discontinued operations	77,232
Total assets of discontinued operations	$143,526

Liabilities:
Accounts payable	$6,285
Accrued expenses and other current liabilities	64
Accrued compensation	2,456
Contingent consideration	191
Provisions for chargebacks	2,341
Deferred revenue, current portion	433
Current liabilities of discontinued operations	11,770

Deferred revenue, net of current portion	3,232
Other liabilities	91
Non-current liabilities of discontinued operations	3,323
Total liabilities of discontinued operations	$15,093

The following table represents Aptevo's assets and liabilities presented as discontinued operations and classified as held-for-disposition as of December 31, 2015:

(in thousands)	December 31, 2015

Assets:
Cash and cash equivalents	$4,492
Accounts receivable, net	6,861
Inventories	16,049
Prepaid expenses and other current assets	1,880
Current assets of discontinued operations	29,282

Property, plant and equipment, net	4,046
In-process research and development	41,800
Intangible assets, net	16,617
Goodwill	13,902
Non-current assets of discontinued operations	76,365
Total assets of discontinued operations	$105,647

Liabilities:
Accounts payable	$8,134
Accrued expenses and other current liabilities	22
Accrued compensation	2,684
Contingent consideration, current portion	306
Provisions for chargebacks	2,238
Deferred revenue, current portion	3,964
Current liabilities of discontinued operations	17,348

Deferred revenue, net of current portion	3,163
Other liabilities	71
Non-current liabilities of discontinued operations	3,234
Total liabilities of discontinued operations	$20,582

The following table summarizes results from discontinued operations of Aptevo included in the consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015

Revenues:
Product sales	$3,019	$6,441	$21,183	$19,704
Collaborations	68	121	187	5,434
Total revenues	3,087	6,562	21,370	25,138

Operating expense:
Cost of product sales	907	3,270	11,556	11,442
Research and development	2,509	7,689	18,024	27,678
Selling, general and administrative	7,499	5,756	23,792	16,239
Loss from operations	(7,828)	(10,153)	(32,002)	(30,221)

Other income (expense), net:	(116)	83	(41)	(464)

Loss from discontinued operations before benefit from income taxes	(7,944)	(10,070)	(32,043)	(30,685)
Benefit from income taxes	(8,896)	(4,925)	(16,189)	(11,283)
Net loss from discontinued operations	$952	$(5,145)	$(15,854)	$(19,402)

The following table summarizes the cash flows of Aptevo included in the September 30, 2016 and 2015 consolidated statements of cash flows:

	Nine Months Ended September 30,
(in thousands)	2016	2015
Net cash (used in) provided by operating activities	$(17,813)	$1,414
Net cash used in investing activities	(1,925)	(970)
Net cash provided by (used in) financing activities	15,247	(679)

Net increase (decrease) in cash and cash equivalents	$(4,491)	$(235)

3. Fair value measurements

The following table represents the Company's fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis:

	September 30, 2016
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment in money market funds (1)	$10	$-	$-	$10
Total assets	$10	$-	$-	$10

Liabilities:
Contingent consideration	$-	$-	$22,928	$22,928
Total liabilities	$-	$-	$22,928	$22,928

	December 31, 2015
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment in money market funds (1)	$3,323	$-	$-	$3,323
Total assets	$3,323	$-	$-	$3,323

Liabilities:
Contingent consideration	$-	$-	$25,155	$25,155
Total liabilities	$-	$-	$25,155	$25,155

(1) Included in cash and cash equivalents in the accompanying consolidated balance sheets.

During the nine months ended September 30, 2016, the Company did not have any transfers between Level 1 and Level 2 assets or liabilities.

For the three months ended September 30, 2016, the contingent consideration obligation associated with the EV-035 series of molecules increased by $0.1 million. For the nine months ended September 30, 2016, the contingent consideration obligation associated with the EV-035 series of molecules decreased by $0.3 million. For the three and nine months ended September 30, 2015, the contingent consideration obligation decreased by $9.9 million and $9.5 million, respectively. These changes are primarily due to the estimated timing and probability of success for certain development and regulatory milestones and the estimated timing and volume of potential future sales of the EV-035 series of molecules and the broad spectrum antiviral platform, which are inputs that have no observable market (Level 3), along with the novation of the Defense Threat Reduction Agency ("DTRA") contract for the EV-035 series of molecules. These decreases and increases in the contingent consideration were classified in the Company's statement of operations as both selling, general and administrative expense and research and development expense. During the nine months ended September 30, 2015, the Company received novation of the DTRA contract and paid the $4.0 million milestone to Evolva in the second quarter of 2015.

 For the three and nine months ended September 30, 2016, the contingent purchase consideration obligations associated with RSDL decreased by $2.3 million and $1.0 million, respectively. For the three and nine months ended September 30, 2015, the contingent consideration obligations associated with RSDL decreased by $1.9 million and $1.8 million, respectively. The fair value of the RSDL contingent consideration obligations decreased as a result of management's assessment of the assumed and actual achievement of future net sales, which are inputs that have no observable market (Level 3). These changes are classified in the Company's statement of operations as cost of product sales and contract manufacturing.

The following table is a reconciliation of the beginning and ending balance of the liabilities, consisting only of contingent consideration, measured at fair value using significant unobservable inputs (Level 3) during the nine months ended September 30, 2016.

(in thousands)
Balance at December 31, 2015	$25,155
Income included in earnings	1,263
Settlements	(964)
Purchases, sales and issuances	-
Transfers in/(out) of Level 3	-
Balance at September 30, 2016	$22,928

Separate disclosure is required for assets and liabilities measured at fair value on a recurring basis from those measured at fair value on a non-recurring basis. As of September 30, 2016, the in-process research and development asset for the EV-035 series of molecules was measured at fair value on a non-recurring basis.

4. Inventories

Inventories consisted of the following:

	September 30,	December 31,
(in thousands)	2016	2015
Raw materials and supplies	$31,239	$21,275
Work-in-process	24,459	32,709
Finished goods	25,462	6,903
Total inventories	$81,160	$60,887

5. Property, plant and equipment

Property, plant and equipment consisted of the following:

	September 30,	December 31,
(in thousands)	2016	2015
Land and improvements	$20,391	$16,520
Buildings, building improvements and leasehold improvements	141,322	108,908
Furniture and equipment	191,529	129,933
Software	52,744	39,683
Construction-in-progress	64,885	126,531
Property, plant and equipment, gross	470,871	421,575
Less: Accumulated depreciation and amortization	(108,327)	(93,767)
Total property, plant and equipment, net	$362,544	$327,808

6. Intangible assets and in-process research and development

Intangible assets consisted of the following:

(in thousands)
Cost basis
Balance at December 31, 2015	$57,099
Additions	-
Balance at September 30, 2016	$57,099

Accumulated amortization
Balance at December 31, 2015	$(16,343)
Amortization	(5,337)
Balance at September 30, 2016	$(21,680)

Net balance at September 30, 2016	$35,419

In September 2015, the Company received data for the leading molecule in the EV-035 series of molecules, GC-072, that indicated a potential toxicity issue. The Company considered this information an indicator of impairment of the related EV-035 series of molecules in-process research and development ("IPR&D") asset, and completed an impairment assessment of this asset. Based on this assessment, the Company recorded a non-cash impairment charge of $9.8 million, which is included in the Company's statement of operations as research and development expense. The impairment assessment was performed using the income approach which discounts expected future cash flows to present value. The projected cash flows for the EV-035 series of molecules were based on key assumptions including: estimates of revenues and operating profits considering its stage of development; the time and resources needed to complete the development and approval of the product candidate; the life of the potential commercialized product and associated risks, including the inherent difficulties and uncertainties in developing a product candidate, such as obtaining marketing approval from the FDA and other regulatory agencies; and risks related to the viability of and potential for alternative treatments in any future target markets.

For the three months ended September 30, 2016 and 2015, the Company recorded amortization expense of $1.7 million and $1.8 million, respectively. For the nine months ended September 30, 2016 and 2015, the Company recorded amortization expense of $5.3 million and $5.5 million, respectively, for intangible assets, which has been recorded in operating expenses, specifically selling, general and administrative and cost of product sales and contract manufacturing. As of September 30, 2016, the weighted average amortization period remaining for intangible assets is 78 months.

7. Long-term debt

As of December 31, 2015, the Company reclassified debt issuance costs of $1.2 million and $4.9 million from prepaid expenses and other current assets and other assets, respectively, as a reduction to long-term debt.

On January 29, 2014, the Company issued $250.0 million aggregate principal amount of 2.875% Convertible Senior Notes due 2021 (the "Notes"). The Notes mature on January 15, 2021, unless earlier purchased by the Company or converted. The original conversion rate was equal to 30.8821 shares of common stock per $1,000 principal amount of notes (which is equivalent to a conversion price of approximately $32.38 per share of common stock). The conversion rate is subject to adjustment upon the occurrence of certain specified events but will not be adjusted for accrued and unpaid interest. As of August 1, 2016, certain conversion features were triggered due to the completion of the Aptevo spin-off. The conversion rate under the Notes was adjusted in accordance with the terms of the indenture. Effective August 12, 2016, the conversion rate was adjusted to 32.3860 shares of common stock per $1,000 principal amount of notes (which is equivalent to a conversion price of approximately $30.88 per share of common stock).

8.  Equity

As of September 30, 2016, the Company had two stock-based employee compensation plans, the Fourth Amended and Restated Emergent BioSolutions Inc. 2006 Stock Incentive Plan (the "2006 Plan") and the Emergent BioSolutions Employee Stock Option Plan (the "2004 Plan"). The Company refers to both plans together as the "Emergent Plans." On May 19, 2016, at the Company's annual meeting, the Company's shareholders approved the Fourth Amended and Restated Emergent BioSolutions Inc. 2006 Stock Incentive Plan, and the issuance of 3.8 million shares thereunder. In addition, the Company's shareholders approved an increase in the number of authorized shares of common stock to 200 million shares from 100 million shares.

In connection with the Separation, on August 1, 2016 and in accordance with the employee matters agreement and the Emergent Plans, the Company made certain adjustments to the exercise price and number of equity awards. Continuing Emergent employees with equity awards issued prior to Distribution received an equitable adjustment reflecting a revised exercise price and number of equity awards granted. Continuing Aptevo employees who had been granted Emergent equity awards had their grants canceled and reissued as Aptevo equity awards with an adjusted exercise price.

The following is a summary of stock option award activity:

	2006 Plan		2004 Plan
	Number of Shares	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2015	2,964,237	$22.73	29,699	$10.28	$52,119,607
Granted	403,978	33.70	-	-
Exercised	(750,293)	19.56	(29,699)	10.28
Forfeited	(62,441)	27.48	-	-
Canceled	(146,986)	28.33	-	-
Equitable adjustment	236,313	22.90	-	-
Outstanding at September 30, 2016	2,644,808	22.84	-	-	22,976,804
Exercisable at September 30, 2016	1,558,840	$19.51	-	$-	$18,732,937

The following is a summary of restricted stock unit award activity:

	Number of Shares	Weighted-Average Grant Price	Aggregate Intrinsic Value
Outstanding at December 31, 2015	889,004	$26.86	$35,569,048
Granted	488,738	34.36
Vested	(416,289)	24.68
Forfeited	(46,994)	29.84
Canceled	(107,514)	30.90
Equitable adjustment	79,339	28.86
Outstanding at September 30, 2016	886,284	$28.95	$24,922,306

On July 14, 2016, the Company's board of directors authorized management to repurchase, from time to time, up to an aggregate of $50 million of the Company's common stock under a board-approved share repurchase program. The timing, amount, and price of any repurchases will be made pursuant to one or more 10b5-1 plans. The term of the board authorization of the repurchase program is until December 31, 2017. The plan will permit shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The repurchase program may be suspended or discontinued at any time. Any repurchased shares will be available for use in connection with the Company's stock plans and for other corporate purposes. As of September 30, 2016, the Company has neither implemented a repurchase plan nor repurchased any shares under this program.

9. Income taxes

The estimated effective annual tax rate for continued operations, which excludes discrete adjustments, was 37% and 29%, respectively, for the nine months ended September 30, 2016 and 2015. The increase in the estimated effective annual tax rate on continuing operations was primarily related to tax on the sale, within the Emergent consolidated group, of assets from Canadian subsidiaries to U.S. subsidiaries in preparation of the spin-off of Aptevo and a valuation allowance charge related to Aptevo net deferred tax assets prior to the Distribution, partially offset by a release of valuation allowances associated with Canadian Scientific Research and Experimental Development tax credits.

10. Earnings per share

The following table presents the calculation of basic and diluted net income (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2016	2015	2016	2015
Numerator:
Net income from continuing operations	$20,388	$42,088	$30,238	$48,925
Interest expense, net of tax	934	786	2,234	2,378
Amortization of debt issuance costs, net of tax	183	215	569	671
Net income, adjusted from continuing operations	21,505	43,089	33,041	51,974
Income (loss) from discontinued operations	952	(5,145)	(15,854)	(19,402)
Net income, adjusted	$22,457	$37,944	$17,187	$32,572

Denominator:
Weighted-average number of shares—basic	40,465,423	38,831,341	40,071,730	38,423,715
Dilutive securities—equity awards	878,390	1,232,684	658,367	813,939
Dilutive securities—convertible debt	8,096,500	7,720,525	8,096,500	7,720,525
Weighted-average number of shares—diluted	49,440,313	47,784,550	48,826,597	46,958,179

Net income per share-basic from continuing operations	$0.50	$1.08	$0.75	$1.28
Income (loss) per share-basic from discontinued operations	0.02	(0.14)	(0.40)	(0.51)
Net income per share-basic	$0.52	$0.94	$0.35	$0.77

Net income per share-diluted from continuing operations	$0.43	$0.90	$0.68	$1.11
Income (loss) per share-diluted from discontinued operations	0.02	(0.11)	(0.32)	(0.42)
Net income per share-diluted	$0.45	$0.79	$0.36	$0.69

For the three and nine months ended September 30, 2016 and 2015, basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.

For the three and nine months ended September 30, 2016 and 2015, diluted earnings per share is computed using the "if-converted" method by dividing the net income adjusted for interest expense and amortization of debt issuance cost, both net of tax, associated with the Company's Notes by the weighted average number of shares of common stock outstanding during the period. The weighted average number of shares is adjusted for the potential dilutive effect of the exercise of stock options and the vesting of restricted stock units along with the assumption of the conversion of the Notes, at the beginning of the period.

For the three months ended September 30, 2016, approximately 0.4 million stock options were excluded from the calculation of diluted earnings per share. For the three and nine months ended September 30, 2015, along with the nine months ended September 30, 2016, substantially all of the outstanding stock options to purchase shares of common stock were included in the calculation of diluted earnings per share.

11. Restructuring

In August 2016, the Company adopted a plan to restructure and reprioritize the operations of one of our facilities at the Emergent BioDefense Operations Lansing LLC ("EBOL") site due to the Company's large-scale manufacturing facility at EBOL commencing manufacturing operations. Severance and other related costs and asset-related charges are reflected within the Company's consolidated statement of income as a component of selling, general and administrative expense.

The Company has completed this restructuring. The costs of the restructuring as of September 30, 2016 are detailed below:

	Incurred in	Inception to Date	Total Expected
(in thousands)	2016	Costs Incurred	to be Incurred
Termination benefits	$2,488	$2,488	$5,264
Abandonment of equipment	3,749	3,749	3,749
Other costs	691	691	691
Total	$6,928	$6,928	$9,704

During the nine months ended September 30, 2016, the Company abandoned certain equipment and associated assets at its EBOL facility related to the manufacturing process at Building 12 ("manufacturing process") asset group. The Company recorded a charge for the manufacturing process asset group of $3.7 million. The additional expense is classified in the Company's statements of operations as selling, general and administrative expense. As of September 30, 2016, the Company has determined that there were no indications of impairment for the remaining assets groups at the EBOL site.

The following is a summary of the activity for the liabilities related to the EBOL restructuring:

Termination
(in thousands)	Benefits
Balance at December 31, 2015	$-
Expenses incurred	2,488
Amount paid	-
Other adjustments	-
Balance at September 30, 2016	$2,488

In addition to the above restructuring costs, the Company also recorded a charge of $1.7 million during the nine months ended September 30, 2016 related to retention payments for certain employees at the EBOL site.

12. Related party transactions

In November 2015, the Company entered into a consulting arrangement with a member of the Company's Board of Directors, amended in July 2016, to provide assistance in connection with the planned spin-off of Aptevo. The total compensation under the agreement was approximately $0.2 million. The consulting agreement terminated on August 1, 2016.

13. Segment information

On August 6, 2015, the Company announced its plan to separate into two independent publicly-traded companies.  In anticipation of the spin-off, the Company realigned certain components of its biosciences business to the new Aptevo segment to be consistent with how the CODM allocates resources and makes decisions about the operations of the Company. Effective January 1, 2016, the Company changed its segment presentation to reflect this new structure, and recast all prior periods presented to conform to the new presentation. On August 1, 2016, the Company completed the spin-off of Aptevo. The results of operations and financial position of Aptevo are reflected as discontinued operations for all periods presented through the date of the spin-off.

For financial reporting purposes, in the periods following the spin-off of Aptevo, the Company reports financial information for one business segment.

For the three and nine months ended September 30, 2016 and 2015, substantially all of the Company's revenues are from the United States government.

14. Litigation

On July 19, 2016, Plaintiff William Sponn, or Sponn, filed a putative class action complaint in the United States District Court for the District of Maryland on behalf of purchasers of the Company's common stock between January 11, 2016 and June 21, 2016, inclusive, or the Class Period, seeking to pursue remedies under the Securities Exchange Act of 1934 against the Company and certain of its senior officers and directors, collectively, the Defendants. The complaint alleges, among other things, that the Company made materially false and misleading statements about the government's demand for BioThrax and expectations that the Company's five-year exclusive procurement contract with HHS would be renewed and omitted certain material facts. Sponn is seeking unspecified damages, including legal costs. On October 25, 2016 the Court added City of Cape Coral Municipal Firefighters' Retirement Plan and City of Sunrise Police Officers' Retirement Plan as plaintiffs and appointed them Lead Plaintiffs and Robins Geller Rudman & Dowd LLP as Lead Counsel. The Defendants believe that the allegations in the complaint are without merit and intend to defend themselves vigorously against those claims. As of the date of this filing, the range of potential loss cannot be determined or estimated.

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

Overview

Product Portfolio

Emergent BioSolutions Inc., or Emergent, is a specialty biopharmaceutical business focused on countermeasures that address public health threats, specifically Chemical, Biological, Radiological, Nuclear and Explosive, or CBRNE, threats as well as emerging infectious diseases, or EID. The U.S. government is the primary purchaser of our products and historically provided us with substantial funding for the development of our product candidates. We develop, manufacture, and deliver a portfolio of medical countermeasures primarily for government agencies in the areas of biological and chemical threats and emerging infectious diseases. Operations include manufacturing, regulatory affairs, quality assurance, quality control, international sales and marketing, and domestic government affairs in support of our marketed products, as well as product development and manufacturing infrastructure in support of our investigational stage product candidates.

On August 1, 2016, we completed the spin-off of Aptevo Therapeutics Inc., or Aptevo. As a result of the spin-off, the operating results of Aptevo have been reflected as discontinued operations for the three and nine months ended September 30, 2016 and 2015. See Note 2. "Discontinued Operations" for further details regarding the spin-off. Unless otherwise stated, financial results herein reflect continuing operations.

Our portfolio consists of the following marketed products and investigational stage product candidates.

Our marketed products are:

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

Our investigational stage product candidates are:

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

▪	Other product candidates that are focused on public health threats and emerging infectious diseases.

A unique attribute of our investigational stage product portfolio is that most of our candidates are under an active development contract with significant funding from the U.S. government. This allows our development pipeline, along with our marketed products, to be aligned with the strategic priorities of our U.S. and allied foreign government customers.

We also have programs that leverage our proven manufacturing infrastructure and expertise.  We have responded to specific Task Order Requests issued by BARDA for the development and manufacture of specific countermeasures as part of our Center for Innovation in Advanced Development and Manufacturing, or CIADM, program focused on imminent public health threats, including pandemic influenza and Ebola. On June 27, 2016, we received a task order from BARDA to develop and manufacture three cGMP lots of Zika vaccine for use in a Phase 1 clinical trial. Using a base vaccine candidate provided by BARDA, we will conduct technology transfer of process materials and information, process and analytical method development, execute small-scale production runs, and perform cGMP cell banking leading to cGMP manufacture of bulk drug substance and final drug product. The task order consists of a 30-month base period valued at $17.9 million and includes options that, if executed, will bring the total value to up to $21.9 million.

We also have multiple platform technologies, including the MVAtor™ (modified vaccinia virus Ankara vector) platform technology and Emergard™, a military-grade auto-injector device designed for intramuscular self-injection of antidotes and other emergency response medical treatments that can address exposure to certain chemical agents and other similar emerging threats and our hyperimmune specialty plasma product manufacturing platform. In February 2016, we announced that Emergard was selected by the U.S. Department of Defense, or DoD, and Battelle Memorial Institute to be tested against and developed to U.S. military specifications as a platform for nerve agent antidote delivery. Initial development and testing of Emergard is expected to be completed in 2016 and, if successful, could lead to Emergard's future procurement for U.S. military and emergency responder use. The testing and development of Emergard will be performed under a subcontract with Battelle, which in turn has a prime contract with the DoD.

In addition, we provide contract manufacturing services to third-party customers. The majority of these services are performed at our facilities located in Baltimore, Maryland. At these facilities we perform pharmaceutical product development and filling services for injectable and other sterile products, as well as process design, technical transfer, manufacturing validation, laboratory support, aseptic filling, lyophilization, final packaging and accelerated and ongoing stability studies. We manufacture both vial and pre-filled syringe formats for a wide variety of drug products - small molecule and biological - in all stages of development and commercialization, including 20 licensed products, which are currently sold in more than 40 countries. This facility produces finished units of clinical and commercial drugs for a variety of customers ranging from small biopharmaceutical companies to major multinationals. The facility is an approved manufacturing facility under the regulatory regimes in the United States, Canada, Japan, Brazil, the Middle East and several countries in the European Union.

We have derived the majority of our historical product sales revenues from BioThrax sales to the U.S. government. We are focused on increasing the sales of our products to U.S. government customers and expanding the market for our product portfolio to other customers domestically and internationally. We are currently a party to a contract with the Centers for Disease Control and Prevention, or the CDC, an operating division of the U.S. Department of Health and Human Services, or HHS, to supply up to 44.75 million doses of BioThrax for the placement into the Strategic National Stockpile, or SNS, over a five-year period, which was scheduled to expire on September 30, 2016. On September 21, 2016, the CDC exercised an option to procure all remaining BioThrax doses under this contract, thereby committing to take delivery of the full 44.75 million doses and granted a no-cost extension to enable delivery of the remaining doses. We completed the delivery of doses under this no-cost extension in October 2016.

On June 21, 2016, HHS issued a Sole Source Notification indicating its intention to award Emergent a follow-on contract for the purchase of 29.4 million doses of BioThrax with a period of performance of five years. The solicitation does not state the number of doses expected to be procured per year, but represents a smaller annual procurement on average over the five-year period of the anticipated follow-on contract than under our current contract. The terms of the anticipated contract, including the price per dose and the timing of deliveries, remain subject to contract negotiation. In addition, the procurement of doses of BioThrax by the CDC remains subject to the availability of funding.

On August 10, 2016, the CDC exercised a contract option valued at $11.6 million over 12 months for the supply of Vaccinia Immune Globulin, or VIGIV, into the SNS. VIGIV is a therapeutic licensed by the FDA, for the treatment of complications arising from smallpox vaccinations. The contract option will require us to conduct manufacturing runs and additional activities in support of maintaining FDA licensure of VIGIV.

On September 30, 2016, we were awarded a multi-year contract with BARDA for the advanced development and delivery of NuThrax. The contract, valued at up to approximately $1.6 billion, consists of a five-year base period of performance valued at approximately $200 million to develop NuThrax for post-exposure prophylaxis of anthrax disease and to deliver to the SNS an initial two million doses following Emergency Use Authorization, or EUA, pre-approval by the FDA. We anticipate that the FDA could authorize NuThrax for emergency use as early as 2018, triggering deliveries of NuThrax to the SNS in 2019. The contract also includes procurement options for the delivery of an additional 7.5 million to 50 million doses of NuThrax to the SNS, valued from approximately $255 million to up to $1.4 billion, respectively, and options for an additional clinical study and post-marketing commitments valued at $48 million, which if both were to be exercised in full, would increase the total contract value to up to $1.6 billion.

Litigation

On July 19, 2016, Plaintiff William Sponn, or Sponn, filed a putative class action complaint in the United States District Court for the District of Maryland on behalf of purchasers of our common stock between January 11, 2016 and June 21, 2016, inclusive, or the Class Period, seeking to pursue remedies under the Securities Exchange Act of 1934 against us and certain of our senior officers and directors, collectively, the Defendants. The complaint alleges, among other things, that we made materially false and misleading statements about the government's demand for BioThrax and expectations that our five-year exclusive procurement contract with HHS would be renewed and omitted certain material facts. Sponn is seeking unspecified damages, including legal costs. On October 25, 2016 the Court added City of Cape Coral Municipal Firefighters' Retirement Plan and City of Sunrise Police Officers' Retirement Plan as plaintiffs and appointed them Lead Plaintiffs and Robins Geller Rudman & Dowd LLP as Lead Counsel.

Financial Operations Overview

Revenues

Effective September 30, 2011, we entered into a contract with the CDC to supply up to 44.75 million doses of BioThrax to the CDC over a five-year period from September 30, 2011 through September 30, 2016. On September 21, 2016, the CDC exercised an option to procure all remaining BioThrax doses, thereby committing to take delivery of the full 44.75 million doses under this contract and granted a no-cost extension to enable delivery of the remaining doses to be completed by November 30, 2016. Through September 30, 2016, we have approximately 1.0 million doses remaining to deliver under this contract, which were delivered in October 2016.

We have received contract and grant funding from BARDA, the CDC, Defense Threat Reduction Agency, or DTRA, and National Institute of Allergy and Infectious Diseases, or NIAID, for the following development programs:

Development Programs	Funding Source	Award Date	Performance Period
Anthrasil	BARDA	Sep-05	9/2005 — 4/2021
	BARDA	Sep-13	9/2013 — 9/2018
BAT	BARDA	May-06	5/2006 — 5/2026
CIADM	BARDA	Jun-12	6/2012 — 6/2037
GC-072	DTRA	Aug-14	8/2014 — 8/2017
Large-scale manufacturing for BioThrax	BARDA	Jul-10	7/2010 — 7/2016
NuThrax	NIAID	Aug-14	8/2014 — 10/2019
	BARDA	Mar-15	3/2015 — 8/2017
	BARDA	Sep-16	9/2016 — 9/2021
VIGIV	CDC	Aug-12	8/2012 — 8/2017
Zika	BARDA	Jun-16	6/2016 — 12/2018

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

Critical Accounting Policies and Estimates

There have been no significant changes to our Critical Accounting Policies and Estimates during the nine months ended September 30, 2016,. Refer to the Critical Accounting Policies and Estimates section in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission.

Results of Operations

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

Revenues

	Three Months Ended September 30,
(in thousands)	2016	2015	Change	% Change

Product sales:
BioThrax	$94,116	$109,785	$(15,669)	(14%)
Other	2,582	7,727	(5,145)	(67%)
Total product sales	96,698	117,512	(20,814)	(18%)
Contract manufacturing	14,712	11,341	3,371	30%
Contracts and grants	31,504	29,525	1,979	7%
Total revenues	$142,914	$158,378	$(15,464)	(10%)

Product Sales:

      The decrease in BioThrax sales was primarily due to the timing of deliveries to the SNS. The decrease in other product sales was primarily due to the timing of BAT sales to the SNS.

Contract Manufacturing:

The increase in Contract manufacturing is primarily due to the timing of fill/finish services provided to third parties.

Contracts and grants:

The increase in Contracts and grants was primarily due to:

▪	increased development funding of $6.9 million related to our CIADM program, including $3.2 million from new CIADM task orders;
▪	increased development funding of $3.8 million for NuThrax related to non-clinical studies and manufacturing activities; and
▪	increased development funding of $3.3 million for VIGIV related to plasma collection.

These increases were partially offset by:

▪	decreased development funding of $5.7 million for Anthrasil related to the timing of plasma collection; and
▪	decreased development funding of $5.2 million for large scale manufacturing of BioThrax due to our Building 55 facility receiving FDA approval in August 2016.

Cost of Product Sales and Contract Manufacturing

Cost of product sales and contract manufacturing increased by $4.4 million, or 13%, to $39.6 million for the three months ended September 30, 2016 from $35.2 million for the three months ended September 30, 2015. The increase was attributable to an increase in BioThrax sales to the SNS along with an increase in the BioThrax cost per dose sold associated with lower production yield in the period in which the doses sold were produced, partially offset by a decrease in BioThrax sales to the SNS. In addition, the increase is due to an increase in costs associated with underutilized manufacturing capacity at our Winnipeg site.

Research and Development Expenses

Research and development expenses decreased by $7.0 million, or 20%, to $27.2 million for the three months ended September 30, 2016 from $34.2 million for the three months ended September 30, 2015. This decrease primarily reflects lower contract service costs. Net of contracts and grants revenues, our research and development expenses were fully funded during the three months ended September 30, 2016. Net of contracts and grants revenues, we incurred net research and development expenses of $4.7 million during the three months ended September 30, 2015.

Our principal research and development expenses for the three months ended September 30, 2016 and 2015 are shown in the following table:

	Three Months Ended
	September 30,
(in thousands)	2016	2015	Change	% Change
Biodefense:
Large-scale manufacturing for BioThrax	$1,491	$3,577	$(2,086)	(58%)
BioThrax related programs	1,012	1,449	(437)	(30%)
PreviThrax	294	1,972	(1,678)	(85%)
NuThrax	6,182	3,764	2,418	64%
Pandemic influenza	201	5,243	(5,042)	(96%)
Anthrasil	178	3,923	(3,745)	(95%)
BAT	814	578	236	41%
EV-035 series of molecules	1,331	4,357	(3,026)	(69%)
CIADM task orders	2,600	375	2,225	593%
VIGIV	1,475	(828)	2,303	278%
Emergard	2,475	1,207	1,268	105%
Other	9,135	8,562	573	7%
Total	$27,188	$34,179	$(6,991)	(20%)

The decrease in expense for large-scale manufacturing of BioThrax was primarily due to the completion of development work and the licensure of the large-scale manufacturing facility in August 2016. The decrease in expense for BioThrax related programs was primarily related to the timing of clinical studies to support applications for label expansion for BioThrax. The decrease in expense for PreviThrax was primarily due to the timing of non-clinical studies. In light of reduced funding by the U.S. government for this product candidate, we determined to cease further development work on our PreviThrax vaccine and expect the spending for PreviThrax will be minimal in the future. The increase in expense for NuThrax was primarily due to the timing of non-clinical animal studies and manufacturing activities. The decrease in spending for Pandemic influenza was primarily for a $5.0 million milestone payment to VaxInnate Corporation in the third quarter of 2015. The decrease in expense for our Anthrasil program was primarily due to the timing of plasma collection services. The spending for our BAT program was primarily related to stability testing and plasma collection. The decrease in expense for our EV-035 series of molecules was primarily due to pharmacologic and formulation activities and a third quarter 2015 non-cash impairment charge of $9.8 million due to toxicity related issues, partially offset by a third quarter 2015 $6.7 million reduction of contingent consideration associated with the estimated timing and probability of achievement for certain development and regulatory milestones. The increase in expense for CIADM task orders was primarily for manufacturing development for Ebola monoclonal antibodies. The increase in expense for VIGIV was primarily due to the timing of plasma collection partially offset by a reduction in 2015 of a liability to BARDA associated with 2013 manufacturing activities. The increase in expense for Emergard was primarily for formulation development. The spending for our Other activities was primarily for our funded pre-clinical product candidates and manufacturing development activities.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $14.9 million, or 58%, to $40.7 million for the three months ended September 30, 2016 from $25.8 million for the three months ended September 30, 2015. The increase includes costs associated with the Aptevo spin-off, restructuring activities at our Lansing, Michigan site, along with increased professional services to support our strategic growth initiatives, and increased information technology investments. In addition, during the third quarter of 2015, we recorded a $3.3 million reduction in contingent consideration related to the estimated timing and probability of potential future sales of EV-035.

Provision for Income Taxes

Provision for income taxes decreased by $6.9 million, or 34%, to $13.1 million for the three months ended September 30, 2016 from $20.1 million for the three months ended September 30, 2015. The decrease was primarily due to a $28.5 million decrease in income before provision for income taxes, partially offset by an increase in the effective tax rate related to one-time, non-cash charges to complete the Aptevo spin-off.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Revenues

	Nine Months Ended September 30,
(in thousands)	2016	2015	Change	% Change

Product sales:
BioThrax	$193,255	$182,026	$11,229	6%
Other	15,530	22,537	(7,007)	(31%)
Total product sales	208,785	204,563	4,222	2%
Contract manufacturing	32,455	32,443	12	0%
Contracts and grants	95,879	92,541	3,338	4%
Total revenues	$337,119	$329,547	$7,572	2%

Product Sales:

        The increase in BioThrax sales was primarily due to the timing of deliveries to the SNS. The decrease in Other product sales was primarily due to the timing of a $6.7 million decrease in BAT sales to the SNS and a one-time payment of $7.0 million for Anthrasil associated with FDA approval in the first quarter of 2015.

Contracts and grants:

The increase in Contracts and grants was primarily due to:

▪	increased development funding of $25.5 million related to our CIADM program, including $13.0 million from new CIADM task orders;
▪	increased development funding of $7.2 million for NuThrax related to non-clinical animal studies and manufacturing activities;and
▪	increased development funding of $18.8 million for VIGIV related to plasma collection.

These increases were partially offset by:

▪	decreased development funding of $36.9 million for Anthrasil related to the timing of plasma collection; and
▪	decreased development funding of $8.5 million for large scale manufacturing of BioThrax due to our Building 55 facility receiving FDA approval in August 2016.

Cost of Product Sales and Contract Manufacturing

Cost of product sales and contract manufacturing increased by $19.9 million, or 27%, to $93.0 million for the nine months ended September 30, 2016 from $73.1 million for the nine months ended September 30, 2015. The increase was attributable to an increase in BioThrax sales to the SNS along with an increase in the BioThrax cost per dose sold associated with lower production yield in the period in which the doses sold were produced. In addition, the increase is due to an increase in costs associated with underutilized manufacturing capacity at our Winnipeg site.

Research and Development Expenses

Research and development expenses decreased by $12.6 million, or 13%, to $81.2 million for the nine months ended September 30, 2016 from $93.8 million for the nine months ended September 30, 2015. This decrease primarily reflects lower contract service costs. Net of contracts and grants revenues, our research and development expenses were fully funded during the nine months ended September 30, 2016. Net of contracts and grants revenues, we incurred net research and development expenses of $1.3 million during the nine months ended September 30, 2015.

Our principal research and development expenses for the nine months ended September 30, 2016 and 2015 are shown in the following table:

	Nine Months Ended
	September 30,
(in thousands)	2016	2015	Change	% Change
Biodefense:
Large-scale manufacturing for BioThrax	$4,870	$8,526	$(3,656)	(43%)
BioThrax related programs	2,701	2,732	(31)	(1%)
PreviThrax	1,369	5,772	(4,403)	(76%)
NuThrax	15,847	9,098	6,749	0%
Pandemic influenza	1,260	6,469	(5,209)	(81%)
Anthrasil	626	25,533	(24,907)	(98%)
BAT	2,964	4,277	(1,313)	(31%)
EV-035 series of molecules	2,973	6,076	(3,103)	(51%)
CIADM task orders	7,899	375	7,524	2,006%
VIGIV	7,428	(106)	7,534	7,108%
Emergard	7,645	2,405	5,240	218%
Other	25,591	22,676	2,915	13%
Total	$81,173	$93,833	$(12,660)	(13%)

The decrease in expense for large-scale manufacturing of BioThrax was primarily due to the timing of manufacturing development activities due to the licensure of the large-scale manufacturing facility in August 2016. The spending for BioThrax related programs was primarily related to the timing of clinical studies to support applications for label expansion for BioThrax. The decrease in expense for PreviThrax was primarily due to the timing of non-clinical studies, and in light of reduced funding by the U.S. government for this product candidate, we determined to cease further development work on our PreviThrax vaccine and expect the spending for PreviThrax will be minimal in the future. The increase in expense for NuThrax was primarily due to the timing of non-clinical animal studies and manufacturing activities. The decrease in spending for Pandemic influenza was primarily for a $5.0 million milestone payment to VaxInnate Corporation in the third quarter of 2015. The decrease in expense for our Anthrasil program was primarily due to the timing of plasma collection services. The decrease in expense for our BAT program was primarily related to stability testing and plasma collection. The decrease in expense for EV-035 series of molecules was primarily due to pharmacologic and formulation activities and a third quarter 2015 non-cash impairment charge of $9.8 million due to toxicity related issues, partially offset by a third quarter 2015 $6.7 million reduction of contingent consideration associated with the estimated timing and probability of achievement for certain development and regulatory milestones. The increase in expense for CIADM task orders awarded was primarily for manufacturing development of Ebola monoclonal antibodies. The increase in expense for VIGIV was primarily due to the timing of plasma collection partially offset by a reduction in 2015 of a liability to BARDA associated with 2013 manufacturing activities. The increase in expense for Emergard was primarily for formulation development. The increase in spending for our Other activities was primarily for manufacturing development activities.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $22.0 million, or 25%, to $108.3 million for the three months ended September 30, 2016 from $86.3 million for the nine months ended September 30, 2015. The increase includes costs associated with the Aptevo spin-off, restructuring activities at our Lansing, Michigan site, along with increased professional services to support our strategic growth initiatives, and increased information technology investments. In addition, during the third quarter of 2015 we recorded a $3.3 million reduction in contingent consideration related to the estimated timing and probability of potential future sales of EV-035.

Provision for Income Taxes

Provision for income taxes decreased by $3.7 million, or 16%, to $19.9 million for the nine months ended September 30, 2016 from $23.6 million for the nine months ended September 30, 2015. The decrease was primarily due to a $22.2 million decrease in income before provision for income taxes, partially offset by an increase in the effective tax rate related to one-time, non-cash charges to complete the Aptevo spin-off.

Liquidity and Capital Resources

Sources of Liquidity

From inception through September 30, 2016, we have funded our cash requirements principally with a combination of revenues from sales of BioThrax, debt financing, development funding from government entities, non-government and philanthropic organizations, and collaborative partners, the net proceeds from our initial public offering and the sale of our common stock upon exercise of stock options. We have operated profitably for each of the five years ended December 31, 2015. As of September 30, 2016, we had cash and cash equivalents of $298.9 million.

At the closing of the spin-off of Aptevo from Emergent,we provided to Aptevo cash of $45 million from our cash reserves, along with a commitment in the form of a promissory note to provide another $20 million due within six to 12 months after the separation.

Cash Flows

The following table provides information regarding our cash flows for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended
	September 30,
(in thousands)	2016	2015
Net cash provided by (used in):
Operating activities(i)	$62,800	$41,373
Investing activities	(56,243)	(33,631)
Financing activities	(20,420)	20,477
Net increase in cash and cash equivalents	$(13,863)	$28,219

(i) Includes the effect of exchange rates on cash and cash equivalents.

Net cash provided by operating activities of $62.8 million for the nine months ended September 30, 2016 was primarily due to our net income of $14.4 million, a $45.0 million decrease in accounts receivable related to the timing of collection of amounts billed primarily to the CDC along with non-cash charges of $28.2 million for depreciation and amortization and a $14.5 million increase in stock-based compensation expense, partially offset by an increase in inventories of $16.2 million, primarily due to the timing of deliveries of BioThrax to the CDC.

Net cash provided by operating activities of $41.4 million for the nine months ended September 30, 2015 was primarily due to our net income of $29.5 million and non-cash charges of $25.9 million for depreciation and amortization along with a $9.8 million impairment charge for EV-035, partially offset by an increase in inventories of $14.4 million primarily due to the timing of deliveries of BioThrax to the CDC and a $10.9 million decrease in contingent consideration to Evolva for regulatory, development and sales-based royalty contingencies.

Net cash used in investing activities of $56.2 million for the nine months ended September 30, 2016 was due to infrastructure and equipment investments, including the construction of a third manufacturing suite at our Baltimore CIADM manufacturing facility.

Net cash used in investing activities of $33.6 million for the nine months ended September 30, 2015 was due to infrastructure and equipment investments.

Net cash used in financing activities of $20.4 million for the nine months ended September 30, 2016 was primarily due to $15.0 million in proceeds from the issuance of common stock pursuant to employee equity plans and $10.4 million in excess tax benefits from exercise of stock options that is partially offset by $45.0 million in cash provided to Aptevo on date of distribution, August 1, 2016.

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

Funding Requirements

We expect to continue to fund our anticipated operating expenses, capital expenditures, debt service requirements and any future repurchase of our common stock from the following sources: existing cash and cash equivalents; revenues from product sales; development contracts and grants funding; contract manufacturing services and our revolving credit facility and any other lines of credit we may establish from time to time. There are numerous risks and uncertainties associated with product sales and with the development and commercialization of our product candidates. We may seek additional external financing to provide additional financial flexibility. Our future capital requirements will depend on many factors, including (but not limited to):

▪	our ability to secure a new BioThrax procurement contract on favorable terms;
▪	the level, timing and cost of product sales;
▪	the extent to which we acquire or invest in and integrate companies, businesses, products or technologies;
▪	the acquisition of new facilities and capital improvements to new or existing facilities;
▪	the payment obligations under our indebtedness;
▪	the scope, progress, results and costs of our development activities;
▪	our ability to obtain funding from collaborative partners, government entities and non-governmental organizations for our development programs;
▪	the extent to which we repurchase our common stock under our share repurchase program; and
▪	the costs of commercialization activities, including product marketing, sales and distribution.

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

Share Repurchase Program

On July 14, 2016, our board of directors authorized our management to repurchase, from time to time, up to an aggregate of $50 million of our common stock under a board-approved share repurchase program. The timing, amount, and price of any repurchases will be made pursuant to one or more 10b5-1 plans. The term of the board authorization of the repurchase program is until December 31, 2017. The plan will permit shares to be repurchased when we might otherwise be precluded from doing so based upon insider trading laws. The repurchase program may be suspended or discontinued at any time. Any repurchased shares will be available for use in connection with our stock plans and for other corporate purposes. As of September 30, 2016, we have neither implemented a repurchase plan nor repurchased any shares under this program.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2016, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

During 2016, we completed the implementation of an enterprise resource planning ("ERP") system. In connection with the implementation, we updated the processes that constitute our internal control over financial reporting, as necessary, to accommodate related changes to our business processes and accounting procedures.

Although the processes that constitute our internal control over financial reporting have been materially affected by the implementation of this system and will require testing for effectiveness as the implementation progresses, we do not believe that the implementation has had or will have a material adverse effect on our internal control over financial reporting.

Except as otherwise described above, there have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the nine months ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Purported Shareholder Class Action Lawsuit filed July 19, 2016

On July 19, 2016, Plaintiff William Sponn, or Sponn, filed a putative class action complaint in the United States District Court for the District of Maryland on behalf of purchasers of the Company's common stock between January 11, 2016 and June 21, 2016, inclusive, or the Class Period, seeking to pursue remedies under the Securities Exchange Act of 1934 against the Company and certain of its senior officers and directors, collectively, the Defendants. The complaint alleges, among other things, that the Company made materially false and misleading statements about the government's demand for BioThrax and expectations that the Company's five-year exclusive procurement contract with HHS would be renewed and omitted certain material facts. Sponn is seeking unspecified damages, including legal costs. On October 25, 2016 the Court added City of Cape Coral Municipal Firefighters' Retirement Plan and City of Sunrise Police Officers' Retirement Plan as plaintiffs and appointed them Lead Plaintiffs and Robins Geller Rudman & Dowd LLP as Lead Counsel.

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

On August 1, 2016, we completed the spin-off of Aptevo Therapeutics Inc. Aptevo is now an independent public company trading under the symbol "APVO" on the NASDAQ Global Select Market. We may not realize some or all of the anticipated strategic, financial or other benefits from the spin-off. We are now smaller, less diversified with a narrower business focus and may be more vulnerable to changing market conditions, which could materially and adversely affect our business, financial condition and results of operations. Further, the combined value of the common stock of the two publicly-traded companies may not be equal to or greater than what the value of our common stock would have been had the spin-off not occurred.

If our distribution on August 1, 2016 of all of the outstanding shares of Aptevo common stock to our stockholders, together with certain related transactions, does not qualify as a tax-free transaction for U.S. federal income tax purposes, we and our stockholders could be subject to significant tax liabilities.

It is intended that our distribution on August 1, 2016 of all of the outstanding shares of Aptevo common stock to our stockholders, or the Distribution, together with certain related transactions, qualify as a tax-free transaction described under Sections 355 and 368(a)(1)(D) of the Internal Revenue Code of 1986, as amended, or the Code.  In anticipation of the Distribution, we received a favorable private letter ruling from the Internal Revenue Service, or the IRS, regarding certain U.S. federal income tax matters relating to the Distribution and certain related transaction and an opinion of counsel substantially to the effect that, for U.S. federal income tax purposes, the Distribution, together with certain related transactions, will qualify as a transaction described under Sections 355 and 368(a)(1)(D) of the Code. A "private letter ruling," is a written statement issued to a taxpayer by an Associate Chief Counsel Office of the Office of Chief Counsel that interprets and applies the tax laws to a specific set of facts. Our private letter ruling is based on certain facts and representations submitted by us to the IRS and the opinion of counsel was based upon and relied on, among other things, the IRS private letter ruling and certain facts and assumptions, as well as certain representations and covenants of Emergent and Aptevo contained in a tax matters agreement and certain representations contained in representation letters provided by Emergent, Aptevo and certain stockholders to such counsel, including representations and covenants relating to the past and future conduct of Emergent, Aptevo and such stockholders. If any of these facts, assumptions, representations, or covenants are, or become, inaccurate or incomplete, the IRS private letter ruling and/or the opinion of counsel may be invalid and the conclusions reached therein could be jeopardized and, as a result, the Distribution, together with certain related transactions, could fail to qualify as a tax-free transaction described under Sections 355 and 368(a)(1)(D) of the Code for U.S. federal income tax purposes.

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

GOVERNMENT CONTRACTING RISKS

We currently derive the majority of our revenue from sales of BioThrax to our principal customer, the U.S. government. If we are unable to secure a new procurement contract for BioThrax on favorable terms, or the U.S. government's demand for and funding for procurement of BioThrax is substantially reduced, our business, financial condition, operating results and cash flow could be materially harmed.

We have derived and currently expect to derive the majority of our revenue from sales of BioThrax, our anthrax vaccine licensed by the U.S. Food and Drug Administration, or the FDA, to the U.S. government. We are currently party to a contract with the Centers for Disease Control and Prevention, or the CDC, for the supply of up to 44.75 million doses of BioThrax for placement into the Strategic National Stockpile, or the SNS, over a five-year period, which was scheduled to expire on September 30, 2016.  On September 21, 2016, the CDC exercised an option to procure all remaining BioThrax doses, thereby committing to take delivery of the full 44.75 million doses and granted a no-cost extension to enable delivery of the remaining doses under this contract to be completed by November 30, 2016.

On June 21, 2016, the U.S. Department of Health and Human Services, or HHS, issued a Sole Source Notification indicating its intention to award Emergent a follow-on contract for the purchase of 29.4 million doses of BioThrax with a period of performance of five years.  The solicitation does not state the number of doses expected to be procured per year, but represents a smaller annual procurement on average over the five-year period of the anticipated contract than under our current contract. As of the date hereof, we remain in active negotiations with respect to this anticipated contract. The terms of the anticipated contract, including the price per dose and the timing of deliveries, remain subject to contract negotiation, and there can be no assurance that we will reach agreement on the terms of a follow-on BioThrax procurement contract.

In addition, the procurement of doses of BioThrax by the CDC remains subject to the availability of funding. Our existing contract with the CDC for BioThrax does not, and any follow-on procurement contract for BioThrax will not, guarantee that funding for the procurement of doses will be made available. If the SNS priorities change, funding to procure doses of BioThrax may be limited or not available, and our business, financial condition and operating results could be materially harmed. The success of our business and our operating results for the foreseeable future are significantly dependent on the level of funding for the procurement of BioThrax and the terms of our BioThrax sales to the U.S. government, including the price per dose, the number of doses and the timing of deliveries. If we are unable to secure a new contract for procurement of BioThrax on acceptable terms, or if the U.S. government's demand for and level of funding for procurement of BioThrax is reduced, our business, financial condition, operating results and cash flows could be materially harmed.

Our submission of NuThrax for Emergency Use Authorization pre-approval and eventual FDA licensure may not be approved by the FDA in a timely manner or at all.  Delays in our ability to achieve such pre-approval and licensure could prevent us from realizing the full potential value of our BARDA contract for the advanced development and delivery of NuThrax.

On September 30, 2016, we entered into a contract with HHS, through the Biomedical Advanced Research and Development Authority, or BARDA, for the advanced development and delivery of NuThrax, our next generation anthrax vaccine candidate.  The contract, valued at up to approximately $1.6 billion, consists of a five-year base period of performance valued at approximately $200 million to develop NuThrax for post-exposure prophylaxis of anthrax disease and to deliver to the SNS an initial two million doses, following receipt of Emergency Use Authorization, or EUA, pre-approval by the FDA. Although there can be no assurances, we currently anticipate that the FDA could authorize NuThrax for emergency use as early as 2018, triggering deliveries of NuThrax to the SNS in 2019. The contract also includes procurement options for the delivery of an additional 7.5 million to 50 million doses of NuThrax to the SNS, valued from approximately $255 million to up to $1.4 billion, respectively, and options for an additional clinical study and post-marketing commitments valued at approximately $48 million, which if both were to be exercised in full, would increase the potential total contract value to up to approximately $1.6 billion.

We currently intend to submit an application in 2017 with the FDA for EUA pre-approval, so that NuThrax may be delivered to the SNS for use in an emergency situation as early as 2019.  However, the FDA does not have review deadlines with respect to such submissions and, therefore, the timing of any approval of an EUA pre-approval submission is uncertain.  We cannot guarantee that the FDA will review our data in a timely manner, or that the FDA will accept the data when reviewed. The FDA may decide that our data are insufficient for EUA pre-approval and require additional pre-clinical, clinical or other studies and refuse to approve our application. If we are unsuccessful in obtaining EUA pre-approval for NuThrax and eventual FDA licensure in a timely manner or at all, we may not be able to realize the full potential value of the contract, which could have a material adverse effect on our future business, financial condition, operating results and cash flow.

In addition, if the SNS priorities change, funding to procure any future doses of NuThrax may be limited or not available, and our future business, financial condition and operating results could be materially harmed.

Our U.S. government procurement and development contracts require ongoing funding decisions by the U.S. government. Reduced or discontinued funding of these contracts could cause our business, financial condition, operating results and cash flow to suffer materially.

Our principal customer for BioThrax, BAT, Anthrasil, VIGIV and RSDL products and our primary source of funds for the development of our NuThrax product candidate is the U.S. government. We anticipate that the U.S. government will also be a principal customer for other Biodefense products that we successfully acquire or develop. Additionally, a significant portion of our revenue comes from U.S. government development contracts and grants. Over its lifetime, a U.S. government procurement or development program may be implemented through the award of many different individual contracts and subcontracts. The funding for such government programs is subject to Congressional appropriations, generally made on a fiscal year basis, even for programs designed to continue for several years. For example, sales of BioThrax supplied under our current procurement contract with the CDC as well as sales of BioThrax to be supplied under our expected follow-on procurement contract with the CDC and any future sales of NuThrax that may be supplied under our contract with BARDA for the development and delivery of NuThrax to the SNS are subject to the availability of funding, mostly from annual appropriations. These appropriations can be subject to political considerations and stringent budgetary constraints. For example, in April 2016, we were notified by BARDA that, after prioritization of its development funding, BARDA would not be exercising the clinical trial option for our PreviThrax rPA vaccine development program. As a consequence of this decision, we determined to cease further development work on our PreviThrax vaccine product candidate. Additionally, our government-funded development contracts typically give the U.S. government the right, exercisable in its sole discretion, to extend these contracts for successive option periods following a base period of performance. The value of the services to be performed during these option periods may constitute the majority of the total value of the underlying contract. For example, the contract with BARDA we were awarded in September 2016 for the development and delivery to the SNS of NuThrax for post-exposure prophylaxis of anthrax disease consists of a five-year base period of performance valued at approximately $200 million to develop NuThrax to deliver to the SNS an initial two million doses, following receipt of EUA pre-approval by the FDA, includes procurement options for the delivery of an additional 7.5 million to 50 million doses of NuThrax to the SNS, valued from approximately $255 million to up to $1.4 billion, respectively, and options for an additional clinical study and post-marketing commitments valued at $48 million, which if both were to be exercised in full, would increase the total contract value to up to $1.6 billion.  If levels of government expenditures and authorizations for biodefense decrease or shift to programs in areas where we do not offer products or are not developing product candidates, or if the U.S. government otherwise declines to exercise its options under our contracts, our business, revenues and operating results would suffer.

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

Some of our current contracts with HHS and the DoD for the procurement of our Biodefense products are fixed price contracts. We expect that our potential future contracts with the U.S. government for our Biodefense products also may be fixed price contracts. Under a fixed price contract, we are required to deliver our products at a fixed price regardless of the actual costs we incur. Estimating costs that are related to performance in accordance with contract specifications is difficult, particularly where the period of performance is over several years. Our failure to anticipate technical problems, estimate costs accurately or control costs during performance of a fixed price contract could reduce the profitability of such a contract or cause a loss, which could harm our operating results and materially reduce our net income.

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

Generally, government contracts, including our contract for procurement of BioThrax and our contract for the development and delivery of NuThrax, contain provisions permitting unilateral termination or modification, in whole or in part, at the U.S. government's convenience. Under general principles of government contracting law, if the U.S. government terminates a contract for convenience, the government contractor may recover only its incurred or committed costs, settlement expenses and profit on work completed prior to the termination. If the U.S. government terminates a contract for default, the government contractor is entitled to recover costs incurred and associated profits on accepted items only and may be liable for excess costs incurred by the government in procuring undelivered items from another source. Our CDC contract for the procurement of BioThrax and our contract with BARDA for the development and delivery of NuThrax to the SNS are, and our expected follow-on contract for the procurement of BioThrax and our future U.S. government procurement and development contracts are likely to be, terminable at the U.S. government's convenience with these potential consequences.

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

Competition for BioThrax, BAT, Anthrasil, and VIGIV or our "Biologic Products," may be affected by follow-on biologics, or "biosimilars" in the United States and other jurisdictions. Regulatory and legislative activity in the United States and other countries may make it easier for generic drug manufacturers to manufacture and sell biological drugs similar or identical to our Biologic Products, which might affect the profitability or commercial viability of our Biologic Products. Under the Biologics Price Competition and Innovation Act of 2010, the FDA cannot approve a biosimilar application until the 12-year exclusivity period for the innovator biologic has expired. Regulators in the European Union and in other foreign jurisdictions have already approved biosimilars, although the European Medicines Agency has expressly excluded blood or plasma-derived products and their recombinant alternatives from the biosimilar pathway for a period of time. Vaccine and allergen products are considered on a case-by-case basis. The specific regulatory framework for this new approval pathway, whether the FDA will permit biosimilars for blood products and vaccines, and the extent to which an approved biosimilar would be substituted for the innovator biologic are not yet clear and will depend on many factors that are currently unknown. If a biosimilar version of one of our Biologic Products were approved, it could have a material adverse effect on the sales and gross profits of the affected Biologic Product and could adversely affect our business and operating results.

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

Our regulators enforce cGMP and other requirements through periodic unannounced inspections of manufacturing facilities. The FDA is authorized to inspect domestic manufacturing facilities without prior notice at reasonable times and in a reasonable manner. Health Canada may conduct similar inspections of our facilities where Canadian marketed products are produced, or related formulation and filling operations are conducted. The FDA, Health Canada, and other world regulatory agencies conduct periodic inspections of our facilities. For example, our Lansing Building 55 facility was inspected most recently by the FDA in June 2016, our Lansing Building 12 facility was inspected most recently by the FDA in April 2016, our Winnipeg manufacturing facility was inspected most recently by the FDA in January 2015 and Health Canada in March 2015, and our Baltimore (Camden) facility was most recently inspected by Health Canada in October 2016 and the FDA in August 2015. Following each of these inspections, both the FDA and Health Canada have issued inspectional observations, some of which were significant, but all of which are being, or have been, addressed through corrective actions. If, in connection with any future inspection, the FDA or Health Canada find that we are not in substantial compliance with cGMP requirements, or if they are not satisfied with the corrective actions we take, our regulators may undertake enforcement action against us, which may include:

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

We currently sell and intend to sell certain of our products outside the United States that are currently sold only in the United States. To market our products in the European Union and many other foreign jurisdictions, we may need to obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. Approval by the FDA does not ensure approval by foreign regulatory authorities. The approval procedures in foreign jurisdictions can vary widely and can involve additional clinical trials and data review. We and our collaborators may not be able to obtain foreign regulatory approvals on a timely basis, if at all, and therefore we may be unable to commercialize our products internationally.

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

We have completed the transition to moving BioThrax manufacturing from our Building 12 manufacturing facility on our Lansing, Michigan campus to Building 55, our large-scale manufacturing facility on our Lansing, Michigan campus. Any interruption in manufacturing operations at Building 55 could result in our inability to produce BioThrax for delivery to satisfy the product demands of our customers in a timely manner, which would reduce our revenues and materially harm our business, financial condition, operating results and cash flow. A number of factors could cause interruptions, including:

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

We may not be able to utilize the full manufacturing capacity of Building 55, which could impact our future revenues and materially harm our business, financial condition, operating results and cash flows.
On August 15, 2016, we received FDA approval for the manufacture of BioThrax in Building 55, our large-scale manufacturing facility on our Lansing, Michigan campus and have moved BioThrax manufacturing to Building 55, which significantly increases our BioThrax manufacturing capacity compared to the capacity of our Building 12 licensed facility. Although we recently secured FDA approval for the manufacture of BioThrax in Building 55 and have begun to utilize Building 55, we may not secure procurement contracts for BioThrax or other products or product candidates sufficient to utilize its full manufacturing capacity. For example, on June 21, 2016, HHS issued a Sole Source Notification indicating its intention to award Emergent a contract for the purchase of 29.4 million doses of BioThrax with a period of performance of five years.  As of the date hereof, we remain in active negotiations with respect to this solicitation. Although the notification does not state the number of doses expected to be procured per year, the 29.4 million doses represents a smaller annual procurement on average over the five-year period of the anticipated contract than under our current contract. An inability to utilize the full manufacturing capacity of Building 55 could impact our future revenues and materially harm our business, financial condition, operating results and cash flows.

Our biologic products and product candidates are complex to manufacture and ship, which could cause us to experience delays in product manufacturing or development and resulting delays in revenues.

BioThrax, BAT, Anthrasil, VIGIV, and many of our current product candidates, including NuThrax, are biologics. Manufacturing biologic products, especially in large quantities, is complex. The products must be made consistently and in compliance with a clearly defined manufacturing process. Problems may arise during manufacturing for a variety of reasons, including problems with raw materials, equipment malfunction and failure to follow specific protocols and procedures. In addition, slight deviations anywhere in the manufacturing process, including obtaining materials, maintaining master seed or cell banks and preventing genetic drift, seed or cell growth, fermentation, contamination including from, among other things, particulates, filtration, filling, labeling, packaging, storage and shipping, and quality control testing, may result in lot (as defined below) failures or manufacturing shut-down, delays in the release of lots, product recalls, spoilage or regulatory action. Such deviations may require us to revise manufacturing processes or change manufacturers. Additionally, as our equipment ages, it will need to be replaced. Replacement of equipment has the potential to introduce variations in the manufacturing process that may result in lot failures or manufacturing shut-down, delay in the release of lots, product recalls, spoilage or regulatory action. Success rates can also vary dramatically at different stages of the manufacturing process, which can reduce yields and increase costs. From time to time, we may experience deviations in the manufacturing process that may take significant time and resources to resolve and, if unresolved, may affect manufacturing output and could cause us to fail to satisfy customer orders or contractual commitments, lead to a termination of one or more of our contracts, lead to delays in our clinical trials, result in litigation or regulatory action against us, including warning letters and other restrictions on the marketing or manufacturing of a product, or cause the FDA to cease releasing product until the deviations are explained and corrected, any of which could be costly to us, damage our reputation and negatively impact our business.

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

As of September 30, 2016, our total consolidated indebtedness was $253 million, including $250 million of obligations under our senior convertible notes. Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the senior convertible notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

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

As of September 30, 2016, we had approximately $298.9 million of cash and cash equivalents. Our future capital requirements will depend on many factors, including, among others:

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

Although we have been profitable for each of the last five fiscal years, we have not been profitable for every quarter during that time. For example, we incurred a net loss in the first and second quarters of 2016 and in each of the first quarters of 2015, 2014, 2013 and 2012. Our profitability has been substantially dependent on BioThrax product sales, which historically have fluctuated significantly from quarter to quarter, and we expect that they will continue to fluctuate significantly based primarily on the timing of our fulfillment of orders from the U.S. government. We may not be able to achieve consistent profitability on a quarterly basis or sustain or increase profitability on an annual basis.

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

Mr. El-Hibri has the ability to significantly influence the election of the members of our Board of Directors due to his substantial beneficial ownership of our common stock. As of October 31, 2016, Mr. El-Hibri was the beneficial owner of approximately 14% of our outstanding common stock. As a result, Mr. El-Hibri could delay or prevent a change of control of us that may be favored by other directors or stockholders and otherwise exercise substantial influence over all corporate actions requiring board or stockholder approval, including any amendment of our certificate of incorporation or by-laws. The control by Mr. El-Hibri may prevent other stockholders from influencing significant corporate decisions. In addition, Mr. El-Hibri's significant beneficial ownership of our shares could present the potential for a conflict of interest.

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

Our stock price has been, and is likely to continue to be, volatile. The market price of our common stock could fluctuate significantly for many reasons, including in response to the risks described in this "Risk Factors" section, or for reasons unrelated to our operations, such as reports by industry analysts, investor perceptions or negative announcements by our customers, competitors or suppliers regarding their own performance, as well as industry conditions and general financial, economic and political instability. From November 15, 2006, when our common stock first began trading on the New York Stock Exchange, through October 31, 2016, our common stock has traded as high as $44.38 per share and as low as $4.40 per share. The stock market in general as well as the market for biopharmaceutical companies in particular has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price of our common stock may be influenced by many factors, including, among others:

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales or the perception in the market that the holders of a large number of shares intend to sell shares could reduce the market price of our common stock. Moreover, holders of an aggregate of approximately 6 million shares of our common stock outstanding as of October 28, 2016, have the right to require us to register these shares of common stock under specified circumstances. In May 2015, we filed an automatic shelf registration statement, which immediately became effective under SEC rules. For so long as we continue to satisfy the requirements to be deemed a "well-known seasoned issuer" under SEC rules, this shelf registration statement, effective until May 2018, would provide for a secondary offering of these shares from time to time.

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

Date: November 8, 2016

By: /s/ROBERT G. KRAMER
Robert G. Kramer
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Date: November 8, 2016

EXHIBIT INDEX

Exhibit Number	Description
2.1
Contribution Agreement, dated July 29, 2016, by and among Emergent BioSolutions Inc., Aptevo Therapeutics Inc., Aptevo Research and Development LLC and Aptevo BioTherapeutics LLC (incorporated by reference to Exhibit 2.1 to the Company's Quarterly Report on Form 10-Q, filed on August 5, 2016).

2.2
Separation and Distribution Agreement, dated July 29, 2016, by and between Emergent BioSolutions Inc. and Aptevo Therapeutics Inc. (incorporated by reference to Exhibit 2.2 to the Company's Quarterly Report on Form 10-Q, filed on August 5, 2016).

10.1
Promissory Note, dated July 29, 2016, made by Emergent BioSolutions Inc. in favor of Aptevo Therapeutics Inc. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed on August 5, 2016).

10.2#††	Award/Contract, effective September 30, 2016, from the BioMedical Advanced Research and Development Authority to Emergent Product Development Gaithersburg Inc.
10.3#††
Modification No. 16 to the Solicitation, Offer and Award, effective September 30, 2011, from the Centers for Disease Control and Prevention to Emergent Biodefense Operations Lansing LLC (the "CDC BioThrax Procurement Contract"), effective March 22, 2016, between Emergent Biodefense Operations Lansing LLC and the Centers for Disease Control and Prevention.

10.4#	Modification No. 17 to the CDC BioThrax Procurement Contract, effective April 19, 2016, between Emergent Biodefense Operations Lansing LLC and the Centers for Disease Control and Prevention.
10.5#††	Modification No. 18 to the CDC BioThrax Procurement Contract, effective May 6, 2016, between Emergent Biodefense Operations Lansing LLC and the Centers for Disease Control and Prevention.
10.6#††	Modification No. 19 to the CDC BioThrax Procurement Contract, effective August 11, 2016, between Emergent Biodefense Operations Lansing LLC and the Centers for Disease Control and Prevention.
10.7#††	Modification No. 20 to the CDC BioThrax Procurement Contract, effective September 7, 2016, between Emergent Biodefense Operations Lansing LLC and the Centers for Disease Control and Prevention.
10.8#††	Modification No. 21 to the CDC BioThrax Procurement Contract, effective September 8, 2016, between Emergent Biodefense Operations Lansing LLC and the Centers for Disease Control and Prevention.
10.9#	Modification No. 22 to the CDC BioThrax Procurement Contract, effective September 20, 2016, between Emergent Biodefense Operations Lansing LLC and the Centers for Disease Control and Prevention.
12#	Ratio of Earnings to Fixed Charges.
31.1#	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).
31.2#	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).
32.1#	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101. INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Calculation Linksbase Document.
101.DEF	XBRL Taxonomy Definition Linksbase Document.
101.LAB	XBRL Taxonomy Label Linksbase Document.
101.PRE	XBRL Taxonomy Presentation Linksbase Document.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language):
(i) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and 2015;
(ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2016 and 2015;
(iii) Condensed Consolidated Balance Sheets at September 30, 2016 and December 31, 2015;
(iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015; and
(v) Notes to Consolidated Financial Statements.

# Filed herewith.
††	Confidential treatment requested with the Securities and Exchange Commission as to certain portions. Confidential materials omitted and filed separately with the Securities and Exchange Commission.