Form 10-K
period 2016-12-31
Emergent BioSolutions Inc.
filed 2017-02-28
CIK 1367644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2016 was approximately $920 million based on the price at which the registrant's common stock was last sold on that date as reported on the New York Stock Exchange.

As of February 17, 2017, the registrant had 40,687,639 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement for its 2017 annual meeting of stockholders scheduled to be held on May 25, 2017, which is expected to be filed with the Securities and Exchange Commission not later than 120 days after the end of the registrant's fiscal year ended December 31, 2016, are incorporated by reference into Part II, Item 5. and Part III of this annual report on Form 10-K. With the exception of the portions of the registrant's definitive proxy statement for its 2017 annual meeting of stockholders that are expressly incorporated by reference into this annual report on Form 10-K, such proxy statement shall not be deemed filed as part of this annual report on Form 10-K.

EMERGENT BIOSOLUTIONS INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

BioThrax® (Anthrax Vaccine Adsorbed), RSDL® (Reactive Skin Decontamination Lotion Kit), BAT® [Botulism Antitoxin Heptavalent (A,B,C,D,E,F,G)-(Equine)], Anthrasil® (Anthrax Immune Globulin Intravenous [human]), NuThrax™ (anthrax vaccine adsorbed with CPG 7909 adjuvant), VIGIV [Vaccinia Immune Globulin Intravenous (Human)], Trobigard™ (atropine sulfate, obidoxime chloride) and any and all Emergent BioSolutions Inc. brands, products, services and feature names, logos and slogans are trademarks or registered trademarks of Emergent BioSolutions Inc. or its subsidiaries in the United States or other countries. All other brands, products, services and feature names or trademarks are the property of their respective owners.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K and the documents we incorporate by reference include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, including statements regarding the future earnings and performance of Emergent BioSolutions, Inc. or any of its businesses, our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management, are forward-looking statements. We generally identify forward-looking statements by using words like "believes," "expects," "anticipates," "intends," "plans," "forecasts," "estimates" and similar expressions in conjunction with, among other things, discussions of financial performance or financial condition, growth strategy, product sales, manufacturing capabilities, product development, regulatory approvals or expenditures. These forward-looking statements are based on our current intentions, beliefs and expectations regarding future events. We cannot guarantee that any forward-looking statement will be accurate. You should realize that if underlying assumptions prove inaccurate or unknown risks or uncertainties materialize, actual results could differ materially from our expectations. You are, therefore, cautioned not to place undue reliance on any forward-looking statement. Any forward-looking statement speaks only as of the date on which such statement is made, and, except as required by law, we do not undertake to update any forward-looking statement to reflect new information, events or circumstances.

There are a number of important factors that could cause our actual results to differ materially from those indicated by such forward-looking statements, including, among others:

▪	appropriations for the procurement of BioThrax® (Anthrax Vaccine Adsorbed) and our other countermeasure products;
▪	our ability to obtain a BioThrax procurement contract from BARDA under the Sole Source Notification;
▪	our ability to perform under our contracts with the U.S. government related to BioThrax, including the timing of deliveries;
▪	our ability to obtain Emergency Use Authorization pre-approval for NuThrax from the FDA;
▪	the availability of funding for our U.S. government grants and contracts;
▪	our ability to successfully execute our growth strategy and achieve our financial and operational goals;
▪	our ability to successfully integrate and develop the products or product candidates, programs, operations and personnel of any entities or businesses that we acquire;
▪	our ability to utilize the full manufacturing capacity of Building 55, our large-scale vaccine manufacturing facility in Lansing, Michigan;
▪	whether the operational, marketing and strategic benefits of the spin-off of our biosciences business can be achieved and the timing of any such benefits;
▪	our ability to identify and acquire companies or in-license products or late-stage product candidates that satisfy our selection criteria;
▪	our ability to realize synergies and benefits from acquisitions or in-licenses within expected time periods or at all;
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

PART I
ITEM 1. BUSINESS
OVERVIEW

Emergent BioSolutions Inc. is a global life sciences company seeking to protect and enhance life by focusing on providing specialty products for civilian and military populations that address accidental, intentional and naturally emerging public health threats.

We were incorporated in the State of Michigan in May 1998 and subsequently reorganized as a Delaware corporation in June 2004. Our common stock is traded on the New York Stock Exchange under the ticker symbol "EBS." Our principal executive offices are located at 400 Professional Drive, Suite 400, Gaithersburg, Maryland 20879. Our telephone number is (240) 631-3200, and our website address is www.emergentbiosolutions.com.

Our company is focused on developing, manufacturing and commercializing medical countermeasures, or MCM, that address public health threats, or PHTs. The PHTs we are addressing fall into two categories: Chemical, Biological, Radiological and Nuclear, or CBRN, as well as explosive-related threats; and emerging infectious diseases, or EID. We have a portfolio of six revenue-generating products as well as a pipeline of various investigational stage product candidates addressing select aspects of CBRN and EID threats. The U.S. government is the primary purchaser of our products and provides us with substantial funding for the development of many of our product candidates.

We report our financial results under one business segment. To execute on our business strategy, in 2017 we are organizing our business into four business units:

▪	Vaccines and Anti-infectives;
▪	Antibody Therapeutics;
▪	Devices; and
▪	Contract Manufacturing.

Vaccines and Anti-infectives

Our Vaccines and Anti-infectives business unit consists of BioThrax® (Anthrax Vaccine Adsorbed), the only vaccine licensed by the U.S. Food and Drug Administration, or the FDA, for the general use prophylaxis and post-exposure prophylaxis of anthrax disease. BioThrax is also licensed by the Paul-Ehrlich-Institut of the German Federal Ministry of Health and the Health Sciences Authority of the Ministry of Health in Singapore for general use prophylaxis of anthrax disease.

Our Vaccines and Anti-infectives business unit is also currently developing:

▪	NuThrax™ (anthrax vaccine adsorbed with CPG 7909 adjuvant), a next generation anthrax vaccine;

Within our Vaccines and Anti-Infectives business unit, we are leveraging our proprietary, broad-spectrum anti-viral and broad-spectrum antibiotic platforms to advance the development of potential dual-market molecules to address current and emerging public health threats, including the following investigational stage product candidates:

▪	UV-4B, a novel anti-viral therapeutic being developed as an oral treatment for dengue and influenza infections; and
▪	GC-072, the lead compound in the EV-035 series of broad-spectrum antibiotics, being developed as an oral and intravenous treatment for Burkholderia pseudomallei infection.

Antibody Therapeutics

Our Antibody Therapeutics business unit consists of the following marketed products:

▪	Anthrasil® [Anthrax Immune Globulin Intravenous (Human)], the only polyclonal antibody therapeutic licensed by the FDA for the treatment of inhalational anthrax;
▪	BAT® [Botulism Antitoxin Heptavalent (A,B,C,D,E,F,G)-(Equine)], the only heptavalent therapeutic licensed by the FDA and Health Canada for the treatment of botulinum disease; and
▪	VIGIV [Vaccinia Immune Globulin Intravenous (Human)] the only therapeutic licensed by the FDA and Health Canada to address certain complications from smallpox vaccination.

Within our Antibody Therapeutics business unit, we are leveraging our proprietary, hyperimmune platform technology to address current and emerging public health threats, including the following investigational stage product candidates:

▪	FLU-IG (NP025), a human polyclonal antibody therapeutic being developed to treat seasonal influenza;
▪	ZIKA-IG (NP024), a human polyclonal antibody therapeutic being developed as a prophylaxis and treatment for Zika infections; and
▪	FILOV (NP026), an equine polyclonal antibody therapeutic being developed to treat hemorrhagic fever caused by Filoviruses (Ebola, Marburg and Sudan).

Devices

Our Devices business unit consists of the following marketed products:

▪	RSDL® (Reactive Skin Decontamination Lotion Kit), the only device cleared by the FDA to remove or neutralize chemical warfare agents and T-2 toxins from the skin; and
▪
Trobigard™ (atropine sulfate, obidoxime chloride), an auto-injector device designed for intramuscular self-injection of atropine sulfate and obidoxime chloride, a nerve agent countermeasure. This product has not been approved by the FDA or any other regulatory agency, is not promoted or distributed in the U.S., and is only sold to non-U.S. authorized government buyers.

Within our Devices business unit, we are leveraging our proprietary, auto-injector platform to develop several investigational stage product candidates, including a device filled with pralidoxime chloride and atropine sulphate, which is designed for intramuscular use as an adjunct to atropine in the treatment of poisoning by nerve agents having anticholinesterase activity.

Contract Manufacturing

Our Contract Manufacturing business unit consists of contract manufacturing services to third-party customers. These services, which are performed at our facilities located at sites in Baltimore, Maryland and Winnipeg, Manitoba, Canada, include pharmaceutical product development, manufacturing, filling services for injectable and other sterile products, process design, technical transfer, manufacturing validations, laboratory support, aseptic filling, lyophilization, final packaging and accelerated and ongoing stability studies. We manufacture both vial and pre-filled syringe formats and we produce bulk drug product and finished units of clinical and commercial drugs. We provide these services for a wide variety of drug products – small molecule, biological, and blood products – in all stages of development and commercialization, including over 20 licensed products, which are currently sold in approximately 50 countries, and our customers range from small biopharmaceutical companies to major multinationals. Our fill/finish facility in Baltimore, Maryland is an approved or inspected manufacturing facility under the regulatory regimes in the United States, Canada, Japan, Brazil, the Middle East and several countries in the European Union. We also seek to market the available biologics bulk product manufacturing capability (small- and large-scale) out of certain facilities located at our site in Lansing, Michigan.

For information regarding revenue, profit and loss, total assets and other information concerning our results of operations for our reporting segment for each of the last three fiscal years, please refer to our consolidated financial statements and the accompanying notes to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of this Annual Report on Form 10-K.

STRATEGY

Our growth strategy is centered on our core business focus of medical countermeasures addressing public health threats and emerging infectious diseases. This growth strategy contemplates that we:

▪	expand our leadership position in the public health threats market;
▪	develop and manufacture innovative products in partnership with governments and non-governmental organizations;
▪	grow organically and through acquisition of revenue-generating and accretive products and businesses
▪	expand our portfolio of best in class/only in class medical countermeasures and services;
▪	establish dual-market international marketing and sales capabilities; and
▪	enhance our culture to create a sustainable competitive advantage.

In executing on our growth strategy, we are leveraging our core competencies. These competencies are:

▪	government relations and contracting;
▪	medical countermeasure development and commercialization;
▪	quality manufacturing using multiple platform technologies;
▪	business and product acquisitions; and
▪	financial discipline.

COMPLETED SPIN-OFF OF BIOSCIENCES BUSINESS

On August 1, 2016, we completed a tax-free spin-off of our biosciences business into a separate, stand-alone publicly-traded company, Aptevo Therapeutics Inc. As part of the spin-off transaction, the assets that were a part of our former biosciences business segment were transferred to Aptevo. These assets included our former biosciences commercial products IXINITY [coagulation factor IX (recombinant)], WinRho® SDF [(Rho(D) Immune Globulin Intravenous (Human)], HepaGam B® [Hepatitis B Immune Globulin Intravenous (Human)] and VARIZIG® [Varicella Zoster Immune Globulin (Human)] as well as our former oncology and hematology therapeutics assets. In connection with the closing of the spin-off, we completed an initial $45 million cash contribution to Aptevo, and in January 2017, we completed payment of our remaining $20 million financial contribution to Aptevo under the terms of a promissory note in connection with the spin-off, for a total cash contribution of $65 million under the terms of our separation arrangements.

MARKETED PRODUCT PORTFOLIO

VACCINES AND ANTI-INFECTIVES UNIT
Product	Indication(s)	Regulatory Approvals
BioThrax® (Anthrax Vaccine Adsorbed)	GUP - General use prophylaxis of anthrax disease; and PEP - Post-exposure prophylaxis of anthrax disease in combination with appropriate antibacterial drugs	United States – GUP and PEP Germany - GUP Singapore - GUP
ANTIBODY THERAPEUTICS UNIT
Product	Indication(s)	Regulatory Approvals
Anthrasil® [Anthrax Immune Globulin Intravenous (Human)]	Treatment of inhalational anthrax in adult and pediatric patients in combination with appropriate antibacterial drugs	United States
BAT® [Botulism Antitoxin Heptavalent (A,B,C,D,E,F,G)-(Equine)]
Comprised of purified polyclonal equine immune globulins indicated for the treatment of symptomatic botulism following documented or suspected exposure to botulinum neurotoxin serotypes A, B, C, D, E, F, or G in adults and pediatric patients

United States Canada
VIGIV [Vaccinia Immune Globulin Intravenous (Human)]
Treatment of complications due to vaccinia vaccination, including:
• Eczema vaccinatum
• Progressive vaccinia
• Severe generalized vaccinia
• Aberrant infections induced by vaccinia virus  (except in cases of isolated keratitis)
United States Canada
DEVICES UNIT
Product	Indication(s)	Regulatory Approvals
RSDL® (Reactive Skin Decontamination Lotion Kit)	RSDL to remove or neutralize chemical warfare agents and T-2 toxin from the skin	United States 510(k) Australia Canada Israel
Trobigard™ (atropine sulfate, obidoxime chloride)	A auto-injector device designed for intramuscular self-injection of atropine sulfate and obidoxime chloride.	This product has not been approved by the FDA or any other regulatory agency, is not promoted or distributed in the U.S., and is only sold to non-U.S. authorized government buyers.

Vaccines and Anti-infectives

Marketed Products

BioThrax® (Anthrax Vaccine Adsorbed). BioThrax is the only vaccine licensed by the FDA for the general use prophylaxis, or GUP, of anthrax disease. In April 2014, the FDA granted Orphan Drug designation to BioThrax for the PEP indication. In November 2015, the FDA approved our supplemental Biologics License Application to expand the BioThrax label to include the post-exposure prophylaxis, or PEP, indication for BioThrax administered in combination with antimicrobial therapy. Anthrax is a potentially fatal disease caused by the spore forming bacterium, Bacillus anthracis. Inhalational anthrax is the most lethal form of anthrax. Death due to inhalational anthrax infection often occurs within 24-36 hours of the onset of advanced respiratory complications. BioThrax is administered in a GUP setting by intramuscular injection in a three-dose primary series over an initial six-month period. The vaccine is protective after completion of this three-dose primary series. After the primary series, two additional doses are given one each at 12 and 18 months, with booster doses annually thereafter. BioThrax is administered in a PEP setting in conjunction with recommended antibacterial drugs following suspected or confirmed Bacillus anthracis exposure. The vaccination schedule for PEP consists of three doses of BioThrax administered subcutaneously at 0, 2, and 4 weeks post-exposure combined with antimicrobial therapy. In the fourth quarter of 2016, we completed final delivery of BioThrax doses under our previous 44.75 million dose procurement contract with the Centers for Disease Control and Prevention, or CDC, an agency within the U.S. Department of Health and Human Services, or HHS. In December 2016, we signed a follow-on contract with the CDC for the supply of up to approximately 29.4 million doses of BioThrax for delivery into the Strategic National Stockpile, or SNS, over a five-year period ending in September 2021. The potential value of this contract is approximately $911 million, if all procurement options are exercised. As of December 31, 2016, we have recognized revenue of approximately $15 million under this contract.

Also in December 2016, the Biomedical Advanced Research and Development Authority, or BARDA, filed a Sole Source Notification to separately procure approximately $100 million of BioThrax for delivery into the SNS within 24 months from the date of contract award. It is our intent to negotiate and enter into this contract in the first half of 2017 with deliveries beginning thereafter.

In August 2016, the FDA licensed Building 55, our large-scale manufacturing facility in Lansing, Michigan, for the manufacture of BioThrax. This facility has the potential to manufacture up to 20 to 25 million doses of BioThrax annually on a single manufacturing train.

Product Candidates

NuThrax™ (anthrax vaccine adsorbed with CPG 7909 adjuvant). We are developing NuThrax, an anthrax vaccine product candidate based on BioThrax combined with CPG 7909, an adjuvant that we license from Pfizer Inc. We are developing NuThrax, in part with funding from the National Institute of Allergy and Infectious Diseases, or NIAID, and BARDA, to potentially elicit a more rapid onset of immune response using fewer doses than BioThrax while still providing protective immunity in patients. Using funds from our 2010 development contract with NIAID, in October 2014, we completed a Phase 2 safety, immunogenicity and dose ranging clinical trial of NuThrax in which all endpoints were successfully met, including requiring a fewer two-dose regimen than the BioThrax three-dose regimen and may shorten the recommended antibiotic (60-day) regimen for anthrax post-exposure prophylaxis. In September 2014, we also obtained additional funding for this product through a five-year development contract with NIAID of up to $29 million to support the development of a dry formulation of NuThrax, including: manufacturing, assay development and non-clinical activities through the preparation of an Investigational New Drug application to the FDA. The dry formulation of NuThrax is intended to increase stability of the vaccine candidate at ambient and higher temperatures, with the objective of eliminating the need for cold chain during shipping and storage. In March 2015, we signed a contract with BARDA valued at $31 million to develop NuThrax for post-exposure prophylaxis of anthrax disease. In September, 2016, we signed a contract with BARDA for up to approximately $1.6 billion, including a five-year base period of performance valued at approximately $200 million to develop NuThrax for post-exposure prophylaxis of anthrax disease and to deliver to the SNS an initial two million doses following Emergency Use Authorization, or EUA, pre-approval by the FDA. We anticipate that the FDA could grant EUA designation to NuThrax as early as 2018, triggering the initial two million dose delivery of NuThrax into the SNS in 2019. The contract also includes procurement options for the delivery of an additional 7.5 million to 50 million doses of NuThrax into the SNS, valued from approximately $255 million to up to $1.4 billion, respectively, and options for an additional clinical study and post-marketing commitments valued at $48 million, which if both were to be exercised in full, could increase the total contract value to up to approximately $1.6 billion.

Within our Vaccines and Anti-Infectives business unit, we are leveraging our proprietary, broad-spectrum anti-viral and broad-spectrum antibiotic platforms to advance the development of potential dual-market molecules to address current and emerging public health threats, including the following investigational stage product candidates:

UV-4B. We are developing UV-4B, a novel anti-viral targeting host alpha-glucosidases as a potential oral treatment for dengue and influenza infections. This work is being conducted under a six-year, cost-plus fixed fee contract with NIAID that was awarded in 2011. These options include a base period and options supporting non-clinical influenza testing, reprotoxicity studies, manufacturing, and Phase 1 a/b and Phase 2a trials. Completed work to date has included successful production of GMP material, a successful Phase 1a trial completed in 2016 in which UV-4B demonstrated good safety and tolerability in humans, and studies which demonstrated UV-4B has worked against influenza in non-clinical proof of concept models. In February 2017, we initiated a Phase 1b multiple ascending dose study, which is fully-funded under our development contract with NIAID, to evaluate the safety and tolerability of UV-4B as a potential oral treatment for dengue viral infection.UV-4B is part of a broader iminosugar small molecule series, which includes hundreds of novel compounds. We are currently conducting medicinal chemistry on this platform to explore and expand other novel uses for these analogues.

GC-072. We are developing GC-072, a member of the EV-035 family of novel bacterial type II topoisomerase inhibitors, belonging to the chemical class of 4-oxoquinolizine as a potential oral treatment for Burkholderia pseudomallei. This work is being conducted under a three-year contract with the Defense Threat Reduction Agency, or DTRA that was awarded in 2014. GC-072 has demonstrated protection in vivo from lethal B. pseudomallei infection when administered orally, and it shows activity not only on drug-sensitive strains, but also on clinical isolates resistant to marketed antibiotics (including quinolones). EV-035 molecules have also demonstrated broad-spectrum activity against pathogens such as S. aureus, S. pneumoniae, E. faecalis, E. coli, P. aeruginosa, A. baumannii and H. influenzae, as well as several potential biodefense pathogens such as B. pseudomallei, B. anthracis, F. tularensis, and Y. pestis.

Antibody Therapeutics

Marketed Products

Anthrasil® [Anthrax Immune Globulin Intravenous (Human)]. Anthrasil is the only polyclonal antibody therapeutic licensed by the FDA for the treatment of inhalational anthrax. Anthrasil is comprised of purified human polyclonal immune globulin G, or IgG, containing polyclonal antibodies directed to the anthrax toxins of Bacillus anthracis, the bacteria that causes anthrax disease, and is prepared using plasma collected from healthy, screened donors who have been immunized with our BioThrax vaccine. Anthrasil was licensed by the FDA in March 2015 for the treatment of suspected or documented inhalational anthrax in combination with appropriate antibacterial drugs. Simultaneous with FDA approval in 2015, Anthrasil also received orphan drug designation, giving it market exclusivity in the United States until March 2022. To date, the principal customer for Anthrasil has been the U.S. government, specifically HHS. Anthrasil is procured by BARDA for delivery into the SNS. We have two contracts with BARDA. The first is a development and procurement contract that expires in April 2021. Our second contract with BARDA is a multiple award, indefinite delivery/indefinite quantity contract for the collection of anti-anthrax plasma, as well as the manufacture of such plasma into bulk drug substance and finished drug product and delivery of finished product into the SNS over a five-year period through September 2018. BARDA issued one task order under this contract for the collection of anti-anthrax plasma, which was completed in 2015. In addition to domestic government sales, Anthrasil has been sold to several foreign governments.

BAT® [Botulism Antitoxin Heptavalent (A,B,C,D,E,F,G)-(Equine)]. BAT is the only heptavalent antibody therapeutic licensed by the FDA and Health Canada for botulinum disease. BAT is comprised of purified polyclonal equine immune globulins (antibodies) directed to the seven toxins (A through G) produced by Clostridium botulinum. BAT was approved in the United States in March 2013 for the treatment of suspected or documented exposure to botulinum neurotoxin A, B, C, D, E, F or G. It was also approved in Canada pursuant to Health Canada's Extraordinary Use New Drug, or EUND, regulations in December of 2016. Simultaneous with FDA approval in 2013, BAT also received Orphan Drug exclusive approval, giving it market exclusivity in the United States until March 2020. BAT is the only heptavalent botulism antitoxin available in the United States or Canada for treating naturally occurring botulism in adults or pediatric patients. Botulinum toxin is a nerve toxin produced by the bacterium Clostridium botulinum that causes botulism, a serious paralytic illness. Naturally occurring cases are mainly seen in infants or in adults who have consumed improperly processed foods. Botulinum toxin can also be used as a bioterrorism agent and has been identified in the United States as one of the highest priority bioterrorism threats. To date, the principal customer for BAT has been the U.S. government, specifically HHS. We are currently operating under a procurement contract with BARDA, which requires delivery of up to 200,000 doses of BAT into the SNS through May 2018. The total contract term is through May 2026, primarily to support stability testing. In addition to domestic government sales, BAT has been sold to several foreign governments.

VIGIV [Vaccinia Immune Globulin Intravenous (Human)]. VIGIV is the only polyclonal antibody therapeutic licensed by the FDA to address certain complications from smallpox vaccination. VIGIV is comprised of purified polyclonal human immune globulins (antibodies) directed to vaccinia virus, the virus that is used in ACAM2000, (Smallpox (Vaccinia) Vaccine, Live), a product owned by Sanofi Pasteur Biologics, LLC, and which is currently being procured and delivered into the SNS. Vaccinia is not the virus that causes smallpox, but it is similar enough to elicit a protective immune response when used as a smallpox vaccine. Individuals who are susceptible to vaccinia may develop an infection from ACAM2000. These patients benefit from treatment with VIGIV. VIGIV was licensed by the FDA in May 2005 and by Health Canada in May 2007 for counteracting certain complications that can be associated with ACAM2000. To date, the principal customer for VIGIV has been the U.S. government, specifically HHS. We are currently operating under a procurement contract with the CDC, which requires us to maintain FDA licensure of VIGIV, as well as to collect plasma, manufacturing activities and product delivery of VIGIV into the SNS. The contract term is over a five-year period through August 2017, after which we anticipate negotiating a new contract or contract modification. In August 2016, the CDC exercised options for the manufacturing of plasma into final product and delivery of that product into the SNS, as well as continued stability testing and FDA licensure maintenance activities.

Product Candidates

Within our Antibody Therapeutics business unit, we are leveraging our proprietary, hyperimmune platform technology to address current and emerging public health threats, including the following investigational stage product candidates:

FLU-IG (NP025). We are utilizing our hyperimmune platform to develop NP025, a human polyclonal antibody therapeutic enriched with influenza antibodies for the treatment of seasonal influenza. Pre-clinical studies are currently ongoing and we are targeting commencement of a Phase 2 clinical trial in 2017.

ZIKA-IG (NP024). We are utilizing our hyperimmune platform to develop NP024, a human polyclonal antibody therapeutic enriched with Zika antibodies for the prevention and treatment of Zika infection. Pre-clinical studies are currently ongoing and we are targeting commencement of a Phase 1 clinical trial in 2017.

FILOV (NP026). In 2016, we signed an exclusive license agreement with Integrated BioTherapeutics, Inc., or IBT, to use IBT's proprietary vaccine antigens and know-how in the development of equine-based antibody therapeutics for the treatment of hemorrhagic fever caused by Filoviruses (i.e., Ebola Zaire, Ebola Sudan and Marburg). Pre-clinical studies are currently ongoing.

Devices

Marketed Products

RSDL® (Reactive Skin Decontamination Lotion Kit). RSDL is the only medical device cleared by the FDA that is intended to remove or neutralize chemical warfare agents and T-2 toxin (a myco toxin capable of being weaponized) from the skin. RSDL has been cleared as a medical device by the FDA and Health Canada, has a current European Conformity (CE) mark under European Directives, and is licensed by the Israel Ministry of Health and by Australia's Therapeutics Goods Administration. To date, the principal customers for RSDL have been agencies of the U.S. government, including the Department of Defense, or DoD, the Department of State and the National Guard. Our current contract with the DoD is a five-year indefinite delivery/indefinite quantity contract, including option years, that expires in June 2017, after which we anticipate negotiating a new contract or contract modification. In addition to domestic government sales, we have also sold to 35 foreign countries since the device was cleared in 2003. Our strategy is to continue working with U.S. government agencies and the DoD and to identify new markets where RSDL can be promoted and sold under its current FDA clearance.

TrobigardTM (Atropine Sulfate/Obidoxime Chloride autoinjector). Trobigard auto-injector is designed to deliver obidoxime chloride and atropine sulfate for emergency treatment of organophosphate nerve agent or insecticide poisoning. This product has not been approved by the FDA or any other regulatory agency, is not promoted or distributed in the U.S., and is only sold to non-U.S. authorized government buyers.

Product Candidates

Our Devices business unit is leveraging our auto-injector platform to develop several investigational stage product candidates, including devices filled with pralidoxime chloride, atropine, and other organophosphate poisoning antidotes. These product candidates are being developed in partnership with the DoD and partially funded through U.S. government contracts administered by Battelle Memorial Institute.

Contract Manufacturing

Our Contract Manufacturing business unit, which is based on our established manufacturing infrastructure and expertise, consists of a broad range of contract manufacturing services to third-party customers. These services include pharmaceutical product development, manufacturing, filling services for injectable and other sterile products, process design, technology transfer, manufacturing validations, laboratory support, aseptic filling, lyophilization, final packaging and accelerated and ongoing stability studies. We manufacture both vial and pre-filled syringe formats and we produce bulk drug product and finished units of clinical and commercial drugs. We provide these services for a wide variety of drug products – small molecule, biological, and blood products – in all stages of development. We perform work for this business unit at facilities located at the following sites:

▪
Camden (Baltimore, Maryland). Primarily supporting our Contract Manufacturing business unit, our Camden facility located in Baltimore, Maryland has provided manufacturing services to more than 50 domestic and international customers and has manufactured over 20 commercial products distributed in approximately 50 countries. This facility offers customers a broad portfolio of capabilities essential to their product development and commercialization efforts.

▪
Bayview (Baltimore, Maryland). Our Bayview facility, also located in Baltimore, Maryland, was designated by the HHS, as a Center for Innovation in Advanced Development and Manufacturing, or CIADM, through a contract with BARDA in June 2012. Through this contract, we have responded to four Task Order Requests issued by BARDA for the development and manufacture of product candidates primarily addressing EID threats of high priority to the U.S. government, including Zika and Viral Hemorrhagic Fevers such as Ebola. In support of our Contract Manufacturing business unit, our Bayview facility also has the capability to provide manufacturing services to non-U.S. Government partners and customers.

▪
Lansing, Michigan. Our Lansing campus is our primary manufacturing location servicing our Vaccines and Anti-Infectives business unit. Our Lansing facilities also provide our Contract Manufacturing business unit with capability for both small- and large- scale biologics bulk product manufacturing. We have initiated Contract Manufacturing Organization, or CMO, activities in our small-scale facility, Building 12, and we seek to market our available capacity in Lansing to enhance overall facility utilization.

▪
Winnipeg, Manitoba, Canada. Our facility in Winnipeg is the primary location for product development and manufacturing in support of our Antibody Therapeutics business unit. This facility also supports our Contract Manufacturing business unit through product development and manufacturing support to a number of customers.

Research and Development

Our company is engaged in research and development and has incurred substantial expenses for these activities. These expenses generally include the cost of acquiring or inventing new technologies and products, as well as development work on new product candidates (or label expansions of existing marketed products). To offset these expenditures, we actively seek, and historically have been successful in obtaining, contract and grant awards for development funding from a variety of U.S. government sub-agencies within both HHS and DoD. Gross research and development expenses and net research and development expense (income) are as follows:

	December 31,
in millions	2016	2015	2014

Research and development expense	$108.3	$119.2	$104.7
less: Contracts and grants	(143.4)	(117.4)	(91.7)
Net research and development expense (income)	$(35.1)	$1.8	$13.0

Marketing and Sales

For our Vaccines and Anti-infectives, Antibody Therapeutics and Devices business units we market and sell our products primarily to the U.S. government and domestic non-government organizations. These business units share a small, specialized marketing and sales group comprised of Emergent employees. We intend to use a similar approach to the marketing and sales of other product candidates that we either successfully develop or acquire. In addition to domestic sales, we have established a marketing and sales capability targeting sales of our products to allied foreign governments as well as non-governmental organizations in foreign jurisdictions. For such non-U.S. sales we are using a combination of Emergent employees as well as third-party marketing distributors and representatives to identify potential opportunities to sell our products in key international markets, including Europe, the Middle East, Asia and the Pacific Rim. We anticipate engaging additional representatives as interest in countermeasures addressing PHTs increases outside the U.S.

Our Contract Manufacturing business unit is supported by a dedicated group of business development professionals qualified to represent the full spectrum of contract product development and manufacturing services that we offer.

Competition

Our products and product candidates intended for the treatment or prevention of CBRN, explosive and EID threats face significant competition. Our products and any product or product candidate that we acquire or successfully develop and commercialize are likely to compete with currently marketed products and product candidates that are in development for the same indications. Specifically, the competition for our products and product candidates includes the following:

▪
BioThrax and NuThrax. Although BioThrax is the only vaccine licensed by the FDA for the prevention of anthrax disease, we face potential future competition for the supply of anthrax vaccines to the U.S. government. PharmAthene, Inc., PaxVax Inc., Altimmune, Inc., Pfenex Inc., Soligenix, Inc., Immunovaccine Inc. and NanoBio Corporation are each currently developing anthrax vaccine product candidates.

▪
Anthrasil. Although Anthrasil is the only polyclonal antibody therapeutic licensed by the FDA for the treatment of toxemia resulting from inhalational anthrax, GlaxoSmithKline plc has obtained FDA licensure for ABthrax™ (raxibacumab), an anthrax monoclonal antibody therapeutic. Elusys Therapeutics, Inc. also has obtained FDA approval for Anthim® (obiltoxaximab) injection, indicated for the treatment and prophylaxis of inhalational anthrax.

▪
BAT. Our botulinum immune globulin product is the only heptavalent therapeutic licensed by the FDA and Health Canada for the treatment of botulinum disease and has Orphan Drug Status. Other companies may be developing therapies aimed at treating or preventing botulism infections, however, direct competition is currently limited.

▪
VIGIV. Our VIGIV product is the only therapeutic licensed by the FDA and Health Canada to address adverse events from smallpox vaccination with ACAM2000. Other companies may be developing therapies aimed at treating or preventing vaccinia infections; however, direct competition is currently limited. SIGA Technologies, Inc. is developing Tecovirimat (Arestvyr™, ST-26), an oral therapy that targets orthopox viruses such as vaccinia and potentially smallpox.

▪
RSDL. In the United States, RSDL is the only FDA-cleared chemical warfare agent decontamination device for use on the skin. Internationally, various Ministries of Defense have procured Fullers Earth, Dutch Powder and French Powder as a preparedness countermeasure for liquid chemical weapons.

▪
Trobigard. Trobigard auto-injector delivers obidoxime chloride and atropine sulfate for emergency treatment of organophosphate nerve agent or insecticide poisoning. Meridian Medical Technologies, a subsidiary of Pfizer, is currently the sole provider of FDA-approved nerve agent antidote auto-injector devices to the U.S. government and many international allied governments.  Internationally, the remaining market is fragmented and served by regional or national-based defense product manufacturers.

▪
Contract Manufacturing Services Business. We compete for contract manufacturing service business with a number of biopharmaceutical product development organizations, contract manufacturers of biopharmaceutical products and university research laboratories, including, among others: Lonza Group Ltd., OSO BioPharmaceuticals Manufacturing, LLC, Par Pharmaceutical Companies, Inc., Jubilant Hollister-Stier Laboratories LLC (a subsidiary of Jubilant Life Sciences Limited), Patheon Inc., Hospira Inc., Ajinomoto Althea, Inc. (a subsidiary of Ajinomoto Co., Inc.) Cook Pharmica LLC (a subsidiary of Cook Group Inc.), and Albany Molecular Research, Inc. We also compete with in-house research, development and support service departments of other biopharmaceutical companies.

Customer Reliance

For the years ended December 31, 2016, 2015 and 2014, the Company's revenues from the United States comprised 96%, 98% and 96%, respectively, of total revenues. For the years ended December 31, 2016, 2015 and 2014, revenues from HHS and HHS agencies comprised 83%, 86% and 83%, respectively, of total revenues. For the years ended December 31, 2016, 2015 and 2014, product revenues from BioThrax comprised approximately 80%, 89% and 87%, respectively, of total product revenues.

Historically, we have derived substantially all of our product revenues from sales to the U.S. government, specifically HHS and DoD. We expect that this will continue for the foreseeable future. In 2016, product revenues were $296.3 million, consisting of $285.8 million from sales to the U.S. and $10.5 million from international sales. In 2015, product revenues were $328.9 million, consisting of $320.0 million from sales to the U.S. and $8.9 million from international sales. In 2014, product revenues were $281.8 million, consisting of $267.4 million from sales to the U.S. and $14.4 million from international sales.

A second significant source of revenue for our company is our contracts and grants, which represents development funding primarily from the U.S. government, specifically HHS and DoD for our various investigational product candidates. We expect that this will continue to be a significant source of revenue for the foreseeable future. Contracts and grants revenue was $143.4 million in 2016, $117.4 million in 2015 and $91.7 million in 2014. These revenues substantially offset our costs in developing our product candidates.

A third and growing source of revenue for our company is from contract manufacturing. Contract manufacturing revenue was $49.1 million in 2016, $43.0 million in 2015 and $30.9 million in 2014.

MANUFACTURING

Our Lansing, Michigan site is a vertically-integrated manufacturing facility and the location of our BioThrax manufacturing operations. Located within the Lansing site is Building 55, our large-scale manufacturing facility, which was licensed by the FDA in August 2016 for the manufacture of BioThrax. This facility has the potential to manufacture up to 20 to 25 million doses of BioThrax annually on a single manufacturing train. The manufacturing capabilities of Building 55 are central to our Vaccines and Anti-infectives business unit. Our Lansing site also comprises biologics bulk product manufacturing capability (large- and small-scale), which we also seek to market to CMO customers.

Our manufacturing facilities located at our Winnipeg, Manitoba, Canada site are actively engaged in plasma-derived hyperimmune therapeutics manufacturing, chromatography-based plasma fractionation, downstream processing, aseptic filling, packaging and warehousing, quality assurance and control, and include development laboratories and office space. At these facilities, we manufacture and fill our hyperimmune specialty plasma products, including BAT, VIGIV and Anthrasil, and we conduct bulk manufacture of RSDL lotion. Also at these facilities, we manufacture other marketed hyperimmune products for contract manufacturing customers. The facilities at this site will play a key role in executing both product development and manufacturing activities in support of our Antibody Therapeutics and Contract Manufacturing business units.

Our contract fill/finish services facility is located in Baltimore, Maryland and is referred to as our "Camden Site." The Camden Site provides pharmaceutical product development and filling services for injectable and other sterile products, as well as process design, technical transfer, manufacturing validations, laboratory support, aseptic filling, lyophilization, final packaging and accelerated and ongoing stability studies support. This facility is an approved manufacturing facility under the regulatory regimes in the United States, Canada, Japan, Brazil, the Middle East and several countries in the European Union. The facility includes warehousing space used for cold-storage and freezer capacity to support contract manufacturing customers. Additionally, we intend for this facility to provide fill/finish services to many of our business units for our development and commercial stage products.

Our manufacturing facility focused on disposable manufacturing for viral and non-viral products is located in Baltimore, Maryland, and is referred to as our "Bayview Site." This facility was designed to take advantage of single-use bioreactor technology and is designed to be capable of manufacturing several different products, including products derived from cell culture or microbial systems. In June 2012, we entered into a contract with BARDA, which established our Bayview Site as a Center for Innovation in Advanced Development and Manufacturing, or CIADM. We envision this facility supporting future CIADM development and manufacturing activities for CBRN threat countermeasures, as well as our current and future non-CIADM product development and manufacturing needs. Additionally, and in support of the Contracting Manufacturing business unit, the capabilities of this facility have been and will continue to be marketed to non-U.S. government clients in need of bulk manufacturing services.

We also currently lease a packaging facility in Hattiesburg, Mississippi at the University of Southern Mississippi's Accelerator, a technology innovation and commercialization center. This facility is equipped to package RSDL. RSDL bulk lotion that is manufactured in Winnipeg is shipped to Hattiesburg, Mississippi for combination with RSDL sponges, which are further manufactured, packaged, and then released for sale. All RSDL packets are packaged at this facility.

Supplies and Raw Materials

We currently rely on contract manufacturers and other third parties to manufacture some of the supplies we require for pre-clinical studies and clinical trials, as well as supplies and raw materials used in the production of our products. Typically we acquire these supplies and raw materials on a purchase order basis and, when possible, in quantities we believe adequate to meet our needs. We obtain Alhydrogel® adjuvant 2%, used to manufacture BioThrax and NuThrax, from a single-source supplier for which we have no alternative source of supply. However, we maintain stored supplies of this adjuvant sufficient to meet our expected manufacturing needs for these products. We also utilize a single-source supplier for the following other raw materials for our other products: the sponge applicator device and the active ingredient used to make RSDL and limited-source suppliers for various types of hyperimmune specialty plasmas used to manufacture our hyperimmune specialty plasma products, such as BAT, Anthrasil and VIGIV.

INTELLECTUAL PROPERTY

We actively seek to protect the intellectual property that arises from our activities. It is our policy to respect the intellectual property rights of others. In general and where practicable, we pursue patent protection for new and innovative processes and products that we develop. The term of protection for various patents associated with and expected to be associated with our marketed products and product candidates extend for varying periods of time depending on the date of filing of the patent application or the date of patent issuance and the legal term of patents in the countries in which they are obtained. The protection afforded by a patent varies on a product-by-product basis and country-to-country basis and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patents. In some cases, we may decide that the best way to protect the intellectual property is to retain proprietary information as trade secrets and confidential information rather than to apply for patents, which would involve disclosure of proprietary information to the public. We take a number of measures to protect our trade secrets and confidential information, including entering into confidentiality agreements with employees and third parties. In general and where practicable, we also pursue registered trademarks for our product candidates and marketed products. We are a party to a number of license agreements under which we license patents, patent applications and other intellectual property. We enter into these agreements to augment our own intellectual property and to secure freedom to operate where necessary. These agreements impose various commercial diligence and financial payment obligations on us. We expect to continue to enter into these types of agreements in the future.

REGULATION

Regulations in the United States and other countries have a significant impact on our product development, manufacturing and marketing activities.

Government Contracting

Our status as a U.S. government contractor means that we are subject to various statutes and regulations, including:

▪
the Federal Acquisition Regulation, or FAR, and agency-specific regulations supplemental to FAR, which comprehensively regulate the award, formation, administration and performance of government contracts;

▪
the Defense Federal Acquisition Regulations, or DFARs, and agency-specific regulations supplemental to DFARs, which comprehensively regulate the award, formation, administration and performance of DoD government contracts;

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

Project BioShield. The Project BioShield Act of 2004, or Project BioShield, provides expedited procedures for bioterrorism-related procurement and the awarding of research grants, making it easier for HHS to rapidly commit funds to countermeasure projects. Project BioShield relaxes procedures under the FAR for procuring property or services used in performing, administering or supporting biomedical countermeasure research and development. In addition, if the Secretary of HHS deems that there is a pressing need, Project BioShield authorizes the Secretary to use an expedited award process, rather than the normal peer review process, for grants, contracts and cooperative agreements related to biomedical countermeasure research and development activity. Under Project BioShield, in limited specified circumstances, HHS can contract to purchase unapproved countermeasures for the SNS and authorize the emergency use of medical products that have not yet been approved by the FDA.

First Responders Act. The First Responder Anthrax Preparedness Act of 2016 directs the Secretary of Homeland Security, in consultation with the Secretary of Health and Human Services, to establish a pilot program to provide short-dated vaccines from the SNS to emergency response providers on a voluntary basis.

Product Development for Therapeutics

Pre-Clinical Testing. Before beginning testing of any compounds in human subjects in the United States, stringent government requirements for pre-clinical data must be satisfied. Pre-clinical testing includes both in vitro, or in an artificial environment outside of a living organism, and in vivo, or within a living organism, laboratory evaluation and characterization of the safety and efficacy of a drug and its formulation. We perform pre-clinical testing on all of our product candidates before we initiate any human trials.

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

Clinical Trials. Clinical trials involve the administration of the product candidate to healthy human volunteers or to patients under the supervision of a qualified physician (also called an investigator) pursuant to an FDA-reviewed protocol. Human clinical trials typically are conducted in three sequential phases, although the phases may overlap with one another. Clinical trials must be conducted under protocols that detail the objectives of the study, the parameters to be used to monitor safety and the efficacy criteria, if any, to be evaluated. Each protocol must be submitted to the FDA as part of the IND.

▪	Phase 1 clinical trials test for safety, dose tolerance, absorption, bio-distribution, metabolism, excretion and clinical pharmacology and, if possible, for early evidence regarding efficacy.

▪
Phase 2 clinical trials involve a small number of patients with the target disease or disorder and seek to assess the efficacy of the drug for specific indications to determine dose response and the optimal dose range and to gather additional information relating to safety and potential adverse effects.

▪
Phase 3 clinical trials consist of expanded, large-scale studies of patients with the target disease or disorder to obtain definitive statistical evidence of the efficacy and safety of the proposed product candidate using a specific dosing regimen. The safety and efficacy data generated from Phase 3 clinical trials typically form the basis for FDA approval of the product candidate.

▪
Phase 4 clinical trials are sometimes conducted after a product has been approved. These trials can be conducted for a number of purposes, including to collect long-term safety information or to collect additional data about a specific patient population. As part of a product approval, the FDA may require that certain Phase 4 studies, which are sometimes called post-marketing commitment studies, be conducted post-approval.

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

Animal Rule. For product candidates that are intended to treat or prevent infection from rare life-threatening diseases, conducting controlled clinical trials with human patients to determine efficacy may be unethical or unfeasible. Under regulations issued by the FDA in 2002, often referred to as "the Animal Rule," under some circumstances, approval of such product candidates can be based on clinical data from trials in healthy subjects that demonstrate adequate safety, immunogenicity and efficacy data from adequate and well-controlled animal studies. Among other requirements, the animal studies must establish that the drug or biological product is reasonably likely to produce clinical benefit in humans. Because the FDA must agree that data derived from animal studies may be extrapolated to establish safety and efficacy in humans, these studies add complexity and uncertainty to the testing and approval process. In addition, products approved under the Animal Rule are subject to additional requirements, including post-marketing study requirements, restrictions imposed on marketing or distribution or requirements to provide information to patients.

Marketing Approval – Biologics and Drugs

Biologics License Application/New Drug Application. All data obtained from a comprehensive development program, including research and product development, manufacturing, pre-clinical and clinical trials, labeling and related information are submitted in a Biologics License Application, or BLA, to the FDA and in similar regulatory filings with the corresponding agencies in other countries for review and approval. For small molecule drugs, this information is submitted in a filing called a New Drug Application, or NDA. The submission of an application is not a guarantee that the FDA will find the application complete and accept it for filing. The FDA may refuse to file the application and request additional information rather than accept the application for filing, in which case the application must be resubmitted with the supplemental information. Once an application is accepted for filing, the Prescription Drug User Fee Act, or PDUFA, requires the FDA to review the application within 10 months of its 60-day filing date, although in practice, longer review times may occur.

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

In reviewing a BLA or NDA, the FDA may grant approval, deny the application if it determines the application does not provide an adequate basis for approval or again request additional information. Even if such additional information and data are submitted, the FDA may ultimately decide that the BLA or NDA does not satisfy the criteria for approval. The receipt of regulatory approval often takes many years, involving the expenditure of substantial financial resources. The speed with which approval is granted often depends on a number of factors, including the severity of the disease in question, the availability of alternative treatments and the risks and benefits of the product candidate as demonstrated in clinical trials. The FDA may also impose conditions upon approval. For example, it may require a Risk Evaluation and Mitigation Strategy, or REMS, for a product. This can include various required elements, such as publication of a medication guide, patient package insert, a communication plan to educate health care providers of the drug's risks and/or restrictions on distribution and use such as limitations on who may prescribe or dispense the drug. The FDA may also significantly limit the indications approved for a given product and/or require, as a condition of approval, enhanced labeling, special packaging or labeling, post-approval clinical trials, expedited reporting of certain adverse events, pre-approval of promotional materials or restrictions on direct-to-consumer advertising, any of which could negatively impact the commercial success of a product.

Fast Track Designation. The FDA may designate a product as a fast track drug if it is intended for the treatment of a serious or life-threatening disease or condition and demonstrates the potential to address unmet medical needs for this disease or condition. Sponsors granted a fast track designation for a drug are granted more opportunities to interact with the FDA during the approval process and are eligible for FDA review of the application on a rolling basis, before the application has been completed. The FDA granted fast track status to NuThrax in June 2011.

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

Our products with current Orphan Drug exclusivity include the following:

▪
BioThrax for post-exposure prophylaxis of disease following suspected or confirmed B. anthracis exposure, when administered in conjunction with recommended antibacterial drugs, with exclusivity though November 2022;

▪	Anthrasil for the treatment of toxemia associated with inhalational anthrax in adult and pediatric patients in combination with appropriate antibacterial drugs, with exclusivity through 2022; and
▪	BAT with exclusivity through March 2020 for treatment of suspected or documented exposure to botulinum neurotoxin A, B, C, D, E, F or G.

Post-Approval Requirements. Any drug, biologic or medical device product for which we receive FDA approval will be subject to continuing regulation by the FDA, including, among other things, record keeping requirements, reporting of adverse experiences, providing the FDA with updated safety and efficacy information, product sampling and distribution requirements, current good manufacturing practices, or cGMP, and restrictions on advertising and promotion. Adverse events that are reported after marketing approval can result in additional limitations being placed on the product's distribution or use and, potentially, withdrawal or suspension of the product from the market. In addition, the FDA has post-approval authority to require post-approval clinical trials and/or safety labeling changes if warranted by the appearance of new safety information. In certain circumstances, the FDA may impose a REMS after a product has been approved. Facilities involved in the manufacture and distribution of approved products are required to register their facility with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA for compliance with cGMP and other laws. The FDA also closely monitors advertising and promotional materials we may disseminate for our products for compliance with restrictions on off-label promotion and other laws. We may not promote our products for conditions of use that are not included in the approved package inserts for our products. Certain additional restrictions on advertising and promotion exist for products that have so-called "black box warnings" in their approved package inserts, such as Anthrasil and VIGIV in the U.S.

Vaccine and Immune Globulin Product Lot Release and FDA Review. Because the manufacturing process for biological products is very complex, the FDA requires for many biologics, including most vaccines and immune globulin products, that each product lot undergo thorough testing for purity, potency, identity and sterility. Before a lot of BioThrax, Anthrasil or VIGIV can be used, we must submit a sample of the vaccine lot and/or a lot release protocol to the FDA. The lot release protocol documents reflect the results of our tests for potency, safety, sterility, any additional assays mandated by our BLA for BioThrax, Anthrasil and VIGIV and a summary of relevant manufacturing details. The FDA reviews the manufacturing and testing information provided in the lot release protocol and may elect to perform confirmatory testing on lot samples that we submit. We cannot distribute a lot of BioThrax, Anthrasil or VIGIV until the FDA releases it. The length of the FDA review process depends on a number of factors, including reviewer questions, license supplement approval, reviewer availability and whether our internal testing of product samples is completed before or concurrently with FDA testing. Health Canada has similar lot release requirements for immune globulin products.  Before a lot of BAT or VIG can be used, we must submit samples of the products and a lot release protocol to Health Canada. The length of the  Health Canada review process depends on a number of factors, including reviewer questions, license supplement approval, reviewer availability and whether our internal testing of product samples is completed before or concurrently with Health Canada testing.

Priority Review Vouchers. In 2007, the Food and Drug Administration Amendments Act added Section 524 to the Food, Drug, and Cosmetic Act and established the Neglected Tropical Disease Priority Review Voucher, or PRV, program. In December 2016, the 21st Century Cures Act established a PRV program within the FDA for medical countermeasures for chemical, biological, radiological or nuclear threats, and those vaccines, therapeutics and other medical countermeasures, or MCM, that prevent or treat material threat agents as identified in the Public Health Service Act. Recipients of a PRV may transfer that voucher to another party for consideration. We believe that UV-4B, an antiviral therapeutic being developed as an oral treatment for dengue viral infection, and ZIKA-IG (NP024), a human polyclonal antibody therapeutic being developed as a prophylaxis and treatment for Zika infection, may each have the potential for a PRV under the Neglected Tropical Disease PRV program. We believe that GC-072, the lead compound in the EV-035 series of broad-spectrum antibiotics being developed as an oral and intravenous treatment for Burkholderia pseudomallei infection, may have potential for a PRV under the MCM PRV program. We believe that FILOV (NP026), an equine polyclonal antibody therapeutic being developed to treat hemorrhagic fever caused by Filoviruses (Ebola, Marburg and Sudan), may have potential for a PRV under either the Neglected Tropical Disease PRV program or the MCM PRV program.

Marketing Approval – Devices

Devices may fall within the definition of a Medical Device or may be a Combination Product including both a device for delivery of a drug product and the drug product itself. Medical Devices are also subject to FDA clearance or approval and extensive regulation under the U.S. Food, Drug and Cosmetic Act, or FDCA. Under the FDCA, medical devices are classified into one of three classes: Class I, Class II or Class III. The classification of a device generally depends on the degree of risk associated with the medical device and the extent of control needed to ensure safety and effectiveness. RSDL is regulated as a Class II medical device.  Our auto-injector has not been cleared by the FDA or any other regulatory agency, is not promoted or distributed in the U.S., and is only sold to non-U.S. authorized government buyers.

▪
Class I devices are those for which safety and effectiveness can be assured by adherence to a set of general controls. These general controls include compliance with the applicable portions of the FDA's Quality System Regulation, or QSR, which sets forth requirements for manufacturing practices, record keeping, reporting of adverse medical events, labeling and promotion only for cleared or approved intended uses.

▪
Class II devices are also subject to these general controls and to any other special controls as deemed necessary by the FDA to ensure the safety and effectiveness of the device. Review and clearance by the FDA for these devices is typically accomplished through the 510(k) pre-market notification procedure. When 510(k) clearance is sought, a sponsor must submit a pre-market notification demonstrating that the proposed device is substantially equivalent to a device approved by the FDA after May 28, 1976. This previously-cleared device is called the predicate device. If the FDA agrees that the proposed device is substantially equivalent to the predicate device, then 510(k) clearance to market will be granted. After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, requires a new 510(k) clearance or could require pre-market approval. If a proposed device is substantially equivalent to a predicate device that was cleared prior to May 28, 1976, the proposed device is cleared based on a pre-amendment and is cleared as an unclassified device.

▪
A Class III device requires approval of a pre-market application, or PMA, which is an expensive, lengthy and uncertain process requiring many years to complete. Clinical trials are almost always required to support a PMA. These trials generally require submission of an application for an investigational device exemption, or IDE. An IDE must be supported by pre-clinical data, such as animal and laboratory testing results, which show that the device is safe to test in humans and that the study protocols are scientifically sound. The IDE must be approved in advance by the FDA for a specified number of patients, unless the product is deemed a non-significant risk device and is eligible for more abbreviated investigational device exemption requirements.

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

Combination Products, of the type described above, are subject to the BLA/NDA regulatory regime.  Our auto-injector is a combination product and has not been approved by the FDA or any other regulatory agency, is not promoted or distributed in the U.S., and is only sold to non-U.S. authorized government buyers.

Foreign Regulation

Currently, we maintain a commercial presence in the United States and Canada as well as select foreign countries. In the future, we may further expand our commercial presence to additional foreign countries and territories. In the European Union, medicinal products are authorized following a process similarly demanding as the process required in the United States. Medicinal products must be authorized in one of two ways, either through the decentralized procedure, which provides for the mutual recognition procedure of national approval decisions by the competent authorities of the EU Member States or through the centralized procedure by the European Commission, which provides for the grant of a single marketing authorization that is valid for all EU member states. The authorization process is essentially the same irrespective of which route is used. We are also subject to many of the same continuing post-approval requirements in the EU as we are in the United States (e.g., good manufacturing practices). Additionally, each foreign country subjects such medical devices to its own regulatory requirements. In the European Union, a harmonized medical device directive legislates approval requirements. Within this framework, the CE Mark, an attestation of conformity with the essential health, safety and environmental requirements and compliance with relevant European Union legislation, allows for the legal marketing of the product in all European Economic Area member states.

Anti-Corruption Laws

As part of the Affordable Care Act, the federal government enacted the Physician Payment Sunshine Act. Manufacturers of drugs are required to publicly report payments and transfers of value made to physicians and teaching hospitals. This information is posted on a public website. Failure to timely and accurately submit required information could subject us to civil penalties.

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

Other Regulation

Our present and future business has been and will continue to be subject to various other laws and regulations. Various laws, regulations and recommendations relating to the use of data, safe working conditions, laboratory practices, the experimental use of animals, and the purchase, storage, movement, import, export, use and disposal of hazardous or potentially hazardous substances, including radioactive compounds and infectious disease agents used in connection with our product development, are or may be applicable to our activities.

EMPLOYEES

As of February 17, 2017, we had 1,098 full-time employees. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel. None of our employees is represented by a labor union or covered by collective bargaining agreements. We believe that our relations with our employees are good.

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

We have derived, and expect for the foreseeable future to derive, the majority of our revenue from sales of BioThrax, our anthrax vaccine licensed by the U.S. Food and Drug Administration, or the FDA, to the U.S. government. On December 8, 2016, we signed a follow-on contract with the Centers for Disease Control and Prevention, or the CDC, for the delivery of approximately 29.4 million doses of BioThrax for placement into the Strategic National Stockpile, or the SNS, over a five-year period ending in September 2021. The potential value of this contract is approximately $911 million, if all procurement options are exercised.

On December 8, 2016, we also received a notice of intent from the Biomedical Advanced Research and Development Authority, or BARDA, a division within the Office of the Assistant Secretary of Preparedness and Response at the U.S. Department of Health and Human Services, or HHS, to procure approximately $100 million of BioThrax for delivery into the SNS within 24 months from the date of contract award. If awarded, this contract would be separate from and in addition to the follow-on procurement contract with CDC. If we fail to secure this anticipated procurement contract from BARDA, our business, financial condition, operating results and cash flows could be materially harmed.

The procurement of doses of BioThrax by the CDC and BARDA is subject to the availability of funding. We have no certainty that funding will be made available for the procurement of doses under both the contract with the CDC and the anticipated contract with BARDA. If the SNS priorities change, funding to procure doses of BioThrax may be limited or not available, and our business, financial condition and operating results would be materially harmed. The success of our business and our operating results for the foreseeable future are significantly dependent on funding for the procurement of BioThrax and the terms of our BioThrax sales to the U.S. government, including the price per dose, the number of doses and the timing of deliveries.

Our submission of NuThrax for Emergency Use Authorization pre-approval and eventual FDA licensure may not be approved by the FDA in a timely manner or at all.  Delays in our ability to achieve such pre-approval and licensure could prevent us from realizing the full potential value of our BARDA contract for the advanced development and delivery of NuThrax.

On September 30, 2016, we entered into a contract with HHS through BARDA for the advanced development and delivery of NuThrax, our next generation anthrax vaccine candidate. The contract, valued at up to approximately $1.6 billion, consists of a five-year base period of performance valued at approximately $200 million, which provides funding to develop NuThrax for post-exposure prophylaxis of anthrax disease and to deliver to the SNS an initial two million doses, following receipt of Emergency Use Authorization, or EUA, pre-approval by the FDA. Although there can be no assurances, we currently anticipate that the FDA could authorize NuThrax for emergency use as early as 2018, triggering deliveries of NuThrax to the SNS in 2019. The contract also includes options for the delivery of an additional 7.5 million to 50 million doses of NuThrax to the SNS, valued from approximately $255 million to up to $1.4 billion, respectively, and options for an additional clinical study and post-marketing commitments valued at approximately $48 million, which, if both were to be exercised in full, would increase the potential total contract value to up to approximately $1.6 billion.

We intend to submit an application in 2018 with the FDA for EUA pre-approval, so that NuThrax may be delivered to the SNS for use in an emergency situation as early as 2019. However, the FDA does not have review deadlines with respect to such submissions and, therefore, the timing of any approval of an EUA pre-approval submission is uncertain. We cannot guarantee that the FDA will review our data in a timely manner, or that the FDA will accept the data when reviewed. The FDA may decide that our data are insufficient for EUA pre-approval and require additional pre-clinical, clinical or other studies and refuse to approve our application. If we are unsuccessful in obtaining EUA pre-approval for NuThrax and eventual FDA licensure in a timely manner or at all, we may not be able to realize the full potential value of the contract, which could have a material adverse effect on our future business, financial condition, operating results and cash flow.

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

Our principal customer for BioThrax, BAT, Anthrasil, VIGIV and RSDL and our primary source of funds for the development of our NuThrax product candidate is the U.S. government. We anticipate that the U.S. government will also be a principal customer for our other public health threat-focused medical countermeasures within our existing product portfolio as well as those we successfully acquire or develop. Additionally, a significant portion of our revenue comes from U.S. government development contracts and grants. Over its lifetime, a U.S. government procurement or development program may be implemented through the award of many different individual contracts and subcontracts. The funding for such government programs is subject to Congressional appropriations, generally made on a fiscal year basis, even for programs designed to continue for several years. For example, sales of BioThrax to be supplied under our follow-on procurement contract with the CDC are subject to the availability of funding, mostly from annual appropriations. These appropriations can be subject to political considerations and stringent budgetary constraints. For example, in April 2016, we were notified by BARDA that, after prioritization of its development funding, BARDA would not be exercising the clinical trial option for our PreviThrax rPA vaccine program. As a consequence of this decision, we determined to cease further development work on our PreviThrax vaccine product candidate. Additionally, our government-funded development contracts typically give the U.S. government the right, exercisable in its sole discretion, to extend these contracts for successive option periods following a base period of performance. The value of the services to be performed during these option periods may constitute the majority of the total value of the underlying contract. For example, the September 2016 contract award from BARDA for the development and delivery to the SNS of NuThrax for post-exposure prophylaxis of anthrax disease consists of a five-year base period of performance valued at approximately $200 million. The base period funding will support both the development through to licensure of NuThrax as well as the delivery to the SNS of an initial two million doses, following receipt of EUA pre-approval by the FDA. The contract award also includes options for the delivery of an additional 7.5 million to 50 million doses of NuThrax to the SNS, valued from approximately $255 million to up to $1.4 billion, respectively, and options for an additional clinical study and post-marketing commitments valued at $48 million, which if both were to be exercised in full, would increase the total contract value to up to $1.6 billion. If levels of government expenditures and authorizations for public health countermeasure preparedness decrease or shift to programs in areas where we do not offer products or are not developing product candidates, or if the U.S. government otherwise declines to exercise its options under our existing contracts, our business, revenues and operating results would suffer.

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

The U.S. government may choose not to award us future contracts for either the development of our new product candidates or for the procurement of our existing products addressing public health threats, and may instead award such contracts to our competitors. If we are unable to secure particular contracts, we may not be able to operate in the market for products that are provided under those contracts. Additionally, if we are unable to consistently win new contract awards over an extended period, or if we fail to anticipate all of the costs or resources that we will be required to secure and, if applicable, perform under such contract awards, our growth strategy and our business, financial condition and operating results could be materially and adversely affected.

Laws and regulations affecting government contracts make it more costly and difficult for us to successfully conduct our business. Failure to comply with these laws could result in significant civil and criminal penalties and materially damage our relationship with the U.S. government.

As a manufacturer and supplier of medical countermeasures addressing public health threats to the U.S. government, we must comply with numerous laws and regulations relating to the procurement, formation, administration and performance of government contracts. Among the most significant government contracting regulations that affect our business are:

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

Some of our current procurement contracts with HHS and the DoD are fixed price contracts. We expect that future procurement contracts we successfully secure with the U.S. government would also be fixed price contracts. Under a fixed price contract, we are required to deliver our products at a fixed price regardless of the actual costs we incur. Estimating costs that are related to performance in accordance with contract specifications is difficult, particularly where the period of performance is over several years. Our failure to anticipate technical problems, estimate costs accurately or control costs during performance of a fixed price contract could reduce the profitability of such a contract or cause a loss, which could harm our operating results and materially reduce our net income.

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

Generally, government contracts contain provisions permitting unilateral termination or modification, in whole or in part, at the U.S. government's convenience. Under general principles of government contracting law, if the U.S. government terminates a contract for convenience, the government contractor may recover only its incurred or committed costs, settlement expenses and profit on work completed prior to the termination. If the U.S. government terminates a contract for default, the government contractor is entitled to recover costs incurred and associated profits on accepted items only and may be liable for excess costs incurred by the government in procuring undelivered items from another source. All of our contracts, both development and procurement, with the U.S. government, are terminable at the U.S. government's convenience with these potential consequences.

In addition, our U.S. government contracts grant the U.S. government the right to use technologies developed by us under the government contract or the right to share data related to our technologies, for or on behalf of the U.S. government. Under our U.S. government contracts, we might not be able to prohibit third parties, including our competitors, from accessing such technology or data, including intellectual property, in providing products and services to the U.S. government.

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

There are a number of companies with products or product candidates addressing public health threat preparedness and therefore are competing with us for both U.S. government procurement and development resources.

Any reduction in demand for our products as a result of a competing product could lead to reduced revenues, reduced margins, reduced levels of profitability and loss of market share for our products. These competitive pressures could adversely affect our business and operating results.

Our Biologic Products may face risks of competition from biosimilar manufacturers.

Competition for BioThrax, BAT, Anthrasil, and VIGIV or our "Biologic Products," may be affected by follow-on biologics, or "biosimilars" in the United States and other jurisdictions. Regulatory and legislative activity in the United States and other countries may make it easier for generic drug manufacturers to manufacture and sell biological drugs similar or identical to our Biologic Products, which might affect the profitability or commercial viability of our Biologic Products. Under the Biologics Price Competition and Innovation Act of 2010, the FDA cannot approve a biosimilar application until the 12-year exclusivity period for the innovator biologic has expired. Regulators in the European Union and in other foreign jurisdictions have already approved biosimilars, although the European Medicines Agency has expressly excluded blood or plasma-derived products and their recombinant alternatives from the biosimilar pathway for a period of time. Vaccine and allergen products are considered on a case-by-case basis. The specific regulatory framework for this new approval pathway, whether the FDA will permit biosimilars for blood products and vaccines, and the extent to which an approved biosimilar would be substituted for the innovator biologic, are not yet clear and will depend on many factors that are currently unknown. If a biosimilar version of one of our Biologic Products were approved, it could have a material adverse effect on the sales and gross profits of the affected Biologic Product and could adversely affect our business and operating results.

Political or social factors may delay or impair our ability to market our products and may require us to spend significant management time and financial resources to address these issues.

Products developed to counter the potential impact of Chemical, Biological, Radiological and Nuclear, or CBRN, threats, Explosives and Emerging Infectious Diseases, or EID, are subject to changing political and social environments. The political responses and social awareness of the risks of these threats on military personnel or civilians may vary over time. If the threat of terrorism were to decline, then the public perception of the risk on public health and safety may be reduced. This perception, as well as political or social pressures, could delay or cause resistance to bringing our products to market or limit pricing or purchases of our products, any of which could negatively affect our revenues.

In addition, substantial delays or cancellations of purchases could result from protests or challenges from third parties. Lawsuits brought against us by third parties or activists, even if not successful, could require us to spend significant management time and financial resources defending the related litigation and could potentially damage the public's perception of us and our products. Any publicity campaigns or other negative publicity may adversely affect the degree of market acceptance of our public health threat countermeasures and thereby limit the demand for our products, which would adversely affect our business and operating results.

REGULATORY AND COMPLIANCE RISKS

Our long-term success depends, in part, upon our ability to develop, receive regulatory approval for and commercialize product candidates and, if we are not successful, our business and operating results may suffer.

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

However, NuThrax or any of our medical countermeasure product candidates, for example, is subject to a different regulatory approval pathway. Specifically, in the case of anthrax-related product development, because humans are rarely exposed to anthrax toxins under natural conditions, and cannot be intentionally exposed, statistically significant efficacy for these product candidates cannot be demonstrated in humans. Instead, efficacy must be demonstrated, in part, by utilizing animal models rather than testing in humans. This is known as the FDA's "Animal Rule." We cannot guarantee that the FDA will permit us to proceed with licensure of NuThrax or any of our public health threat countermeasure candidates under the Animal Rule. Even if we are able to proceed pursuant to the Animal Rule, the FDA may decide that our data are insufficient to support approval and require additional preclinical, clinical or other studies, refuse to approve our products, or place restrictions on our ability to commercialize those products. Furthermore, products approved under the Animal Rule are subject to certain additional post-marketing requirements. For example, to the extent feasible and ethical, manufacturers of products approved pursuant to the Animal Rule must conduct post-marketing studies, such as field studies, to verify and describe the product candidate's clinical benefit and to assess its safety when used as indicated. We cannot guarantee that we will be able to meet this regulatory requirement even if one or more of our product candidates are approved under the Animal Rule.

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

Our regulators enforce cGMP and other requirements through periodic unannounced inspections of manufacturing facilities. The FDA is authorized to inspect domestic manufacturing facilities without prior notice at reasonable times and in a reasonable manner. Health Canada may conduct similar inspections of our facilities where Canadian marketed products are produced, or related formulation and filling operations are conducted. The FDA, Health Canada, and other world regulatory agencies conduct periodic inspections of our facilities. For example, our Lansing Building 55 facility was inspected most recently by the FDA in June 2016, our Lansing Building 12 facility was inspected most recently by the FDA in April 2016, our Winnipeg manufacturing facility was inspected most recently by the FDA in January 2015 and Health Canada in November 2016, and our Baltimore (Camden) facility was most recently inspected by Health Canada in October 2016 and the FDA in January 2017. Following several of these inspections, both the FDA and Health Canada have issued inspectional observations, some of which were significant, but all of which are being, or have been, addressed through corrective actions. If, in connection with any future inspection, the FDA or Health Canada find that we are not in substantial compliance with cGMP requirements, or if they are not satisfied with the corrective actions we take, our regulators may undertake enforcement action against us, which may include:

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

We intend to sell certain of our products outside the United States. To market our products in the European Union and many other foreign jurisdictions, we may need to obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. Approval by the FDA does not ensure approval by foreign regulatory authorities. The approval procedures in foreign jurisdictions can vary widely and can involve additional clinical trials and data review. We and our collaborators may not be able to obtain foreign regulatory approvals on a timely basis, if at all, and therefore we may be unable to commercialize our products internationally.

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

Now that we have completed the transition of BioThrax manufacturing from our Building 12 facility on our Lansing, Michigan campus to Building 55, our recently FDA-approved large-scale manufacturing facility also on our Lansing, Michigan campus, we are focused on the consistent operation of the Building 55 plant under cGMP guidelines. Any interruption in manufacturing operations at Building 55 could result in our inability to produce BioThrax for delivery to satisfy the product demands of our customers in a timely manner, which would reduce our revenues and materially harm our business, financial condition, operating results and cash flow. A number of factors could cause interruptions, including:

▪	equipment malfunctions or failures;
▪	technology malfunctions;
▪	cyber-attacks;
▪	work stoppages or slow-downs;
▪	protests, including by animal rights activists;
▪	injunctions or the imposition of civil or criminal penalties.
▪	damage to or destruction of the facility; or
▪	product contamination or tampering.

Providers of public health threat countermeasures could be subject to an increased risk of terrorist activities. The U.S. government has designated both our Lansing, Michigan and our bulk manufacturing facility in Baltimore, Maryland as facilities requiring additional security. Although we continually evaluate and update security measures, there can be no assurance that any additional security measures would protect our facilities from terrorist efforts determined to disrupt our manufacturing activities.

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
On August 15, 2016, we received FDA approval for the manufacture of BioThrax in Building 55, our large-scale manufacturing facility at our Lansing, Michigan campus and have transitioned BioThrax manufacturing to Building 55, which significantly increases our BioThrax manufacturing capacity compared to the capacity of our Building 12 licensed facility. Despite this recent success with FDA approval and the initiation of manufacturing of BioThrax in Building 55, we may not secure procurement contracts for BioThrax or other products or product candidates sufficient to utilize its full manufacturing capacity. On December 8, 2016, we entered into a follow-on contract with the CDC for the procurement of approximately 29.4 million doses of BioThrax for delivery into the SNS over a five-year period of performance. In addition, on December 8, 2016, BARDA issued a notice of intent to procure approximately $100 million of BioThrax for delivery into the SNS within 24 months from the date of contract award. There can be no assurances that BARDA will enter into this contract with us under this notice of intent. Even if we enter into this procurement contract with BARDA, we may be unable to utilize the full manufacturing capacity of Building 55. An inability to utilize the full manufacturing capacity of Building 55 could impact our future revenues and materially harm our business, financial condition, operating results and cash flows.

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

If we are unable to obtain supplies for the manufacture of our marketed products and product candidates in sufficient quantities and at an acceptable cost, our ability to manufacture or to develop and commercialize our marketed products and product candidates could be impaired, which could harm our revenues, lead to a termination of one or more of our contracts, lead to delays in clinical trials or otherwise harm our business.

We depend on certain single-source suppliers for key materials and services necessary for the manufacture of BioThrax and our other products and product candidates. For example, we rely on a single-source supplier to provide us with Alhydrogel in sufficient quantities to meet our needs to manufacture BioThrax and NuThrax. We also rely on single-source suppliers for the sponge applicator device and the active ingredient used to make RSDL as well as the specialty plasma in our hyperimmune specialty plasma products. A disruption in the availability of such materials or services from these suppliers could require us to qualify and validate alternative suppliers. If we are unable to locate or establish alternative suppliers, our ability to manufacture our products and product candidates could be adversely affected and could harm our revenues, cause us to fail to satisfy contractual commitments, lead to a termination of one or more of our contracts or lead to delays in our clinical trials, any of which could be costly to us and otherwise harm our business, financial condition and operating results.

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

We have invested significant effort and financial resources in the development of our vaccines, therapeutics and medical device product candidates and the acquisition of additional product candidates. In addition to our product sales, our ability to generate revenue is dependent on a number of factors, including the success of our development programs, the U.S. government's interest in providing development funding for or procuring certain of our product candidates, and the commercial viability of our acquired or developed product candidates. The commercial success of our product candidates will depend on many factors, including accomplishing the following in an economical manner:

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

For certain of our product candidates addressing CBRN threats, we expect to rely on the Animal Rule to obtain regulatory approval. The Animal Rule permits, in certain limited circumstances, the use of animal efficacy studies, together with human clinical safety and immunogenicity trials, to support an application for marketing approval. For a product approved under the Animal Rule, certain additional post-marketing requirements apply. For example, to the extent feasible and ethical, applicants must conduct post-marketing studies, such as field studies, to verify and describe the drug's clinical benefit and to assess its safety when used as indicated. We have limited experience in the application of these rules to the product candidates that we are developing. It is possible that results from these animal efficacy studies may not be predictive of the actual efficacy of our product candidates in humans. Under the Project BioShield Act of 2004, or Project BioShield, the Secretary of HHS can contract to purchase countermeasures for the SNS prior to FDA approval of the countermeasure in specified circumstances. Project BioShield also allows the FDA commissioner to authorize the emergency use of medical products that have not yet been approved by the FDA under an Emergency Use Authorization. If our product candidates are not selected under this Project BioShield authority, they generally will have to be approved by the FDA through traditional regulatory mechanisms.

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

As of December 31, 2016, our total consolidated indebtedness was $253 million, including $250 million of obligations under our senior convertible notes. Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the senior convertible notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

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

We may require significant additional funding to grow our business, including efforts to acquire other companies or products, in-license and develop additional products, enhance our manufacturing capacity, support commercial marketing activities or otherwise provide additional financial flexibility. We may also require additional funding to support our ongoing operations in the event that our ability to sell BioThrax to the U.S. government is interrupted for an extended period of time, reducing our BioThrax revenues and decreasing our cash balances.

As of December 31, 2016, we had approximately $271.5 million of cash and cash equivalents. Our future capital requirements will depend on many factors, including, among others:

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

Although we have been profitable for each of the last five fiscal years, we have not been profitable for every quarter during that time. For example, we incurred a net loss in the second quarter of 2016 and in each of the first quarters of 2015, 2014, 2013 and 2012. Our profitability has been substantially dependent on BioThrax product sales, which historically have fluctuated significantly from quarter to quarter, and we expect that they will continue to fluctuate significantly based primarily on the timing of our fulfillment of orders from the U.S. government. We may not be able to achieve consistent profitability on a quarterly basis or sustain or increase profitability on an annual basis.

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

From time to time, we may be named as a defendant in various legal actions or other proceedings. Certain of these actions include and future actual or threatened legal actions may include, claims for substantial and indeterminate amounts of damages, or may result in other results adverse to us.

For example, as more fully described under Part I, "ITEM 3 – LEGAL PROCEEDINGS," on July 19, 2016, a purported class action lawsuit was filed against us and several of our senior officers and directors in the United States District Court for the District of Maryland seeking unspecified damages on behalf of a putative class of persons who purchased or otherwise acquired our common stock between January 11, 2016 and June 21, 2016. The complaint, as amended on December 27, 2016, alleges, among other things, that we made false and misleading statements about the government's demand for BioThrax and expectations that our five-year exclusive procurement contract with HHS would be renewed.

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

The accuracy of our financial reporting depends on the effectiveness of our internal control over financial reporting. If we identify a material weakness in our internal control over financial reporting, it could have an adverse effect on our business and financial results and our ability to meet our reporting obligations could be negatively affected, each of which could negatively affect the trading price of our common stock.

Internal control over financial reporting can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements and may not prevent or detect misstatements. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Failure to maintain effective internal control over financial reporting, or lapses in disclosure controls and procedures, could impact our financial information and disclosures, require significant resources to remediate the lapse or deficiency, and expose us to legal or regulatory proceedings.

We regularly review and update our internal controls and disclosure controls and procedures. In addition, we are required under the Sarbanes-Oxley Act of 2002 to report annually on our internal control over financial reporting. Our system of internal controls, however well-designed, can provide only reasonable, not absolute, assurances that the objectives of the system are met. If we, or our independent registered public accounting firm, determine that our internal controls over financial reporting are not effective, or we discover areas that need improvement in the future, these shortcomings could have an adverse effect on our business and financial reporting, and the price of our common stock could be negatively affected.

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

Mr. El-Hibri has the ability to significantly influence the election of the members of our Board of Directors due to his substantial beneficial ownership of our common stock. As of February 17, 2017, Mr. El-Hibri was the beneficial owner of approximately 14% of our outstanding common stock. As a result, Mr. El-Hibri could delay or prevent a change of control of us that may be favored by other directors or stockholders and otherwise exercise substantial influence over all corporate actions requiring board or stockholder approval, including any amendment of our certificate of incorporation or by-laws. The control by Mr. El-Hibri may prevent other stockholders from influencing significant corporate decisions. In addition, Mr. El-Hibri's significant beneficial ownership of our shares could present the potential for a conflict of interest.

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

In addition, we are subject to Section 203 of the Delaware General Corporation Law, or Section 203. In general and subject to certain exceptions, Section 203 prohibits a publicly-held corporation from engaging in a business combination with an interested stockholder, generally a person which, together with its affiliates, owns or within the last three years has owned 15% or more of the corporation's voting stock, for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. Accordingly, Section 203 may discourage, delay or prevent a change in control of us.

Our Board of Directors may reinstate our stockholder rights plan or implement a new stockholder rights plan without stockholder approval, which could prevent a change in control of us in instances in which some stockholders may believe a change in control is in their best interests.

Our Board of Directors may implement a stockholder rights plan without stockholder approval. We previously implemented a stockholder rights plan, which expired on November 14, 2016. Under our prior stockholder rights plan, we issued to each of our stockholders one preferred stock purchase right for each outstanding share of our common stock. Each right, when exercisable, would have entitled its holder to purchase from us a unit consisting of one one-thousandth of a share of series A junior participating preferred stock at a purchase price of $150 in cash, subject to adjustments. Our stockholder rights plan was intended to protect stockholders in the event of an unfair or coercive offer to acquire us and to provide our Board of Directors with adequate time to evaluate unsolicited offers.

Our Board of Directors may reinstate the prior stockholder rights plan or implement a new stockholder rights plan, which may have anti-takeover effects, potentially preventing a change in control of us in instances in which some stockholders may believe a change in control is in their best interests. This could cause substantial dilution to a person or group that attempts to acquire us on terms that our Board of Directors does not believe are in our best interests or those of our stockholders and may discourage, delay or prevent a merger or acquisition that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares.

Our stock price is volatile and purchasers of our common stock could incur substantial losses.

Our stock price has been, and is likely to continue to be, volatile. The market price of our common stock could fluctuate significantly for many reasons, including in response to the risks described in this "Risk Factors" section, or for reasons unrelated to our operations, such as reports by industry analysts, investor perceptions or negative announcements by our customers, competitors or suppliers regarding their own performance, as well as industry conditions and general financial, economic and political instability. From November 15, 2006, when our common stock first began trading on the New York Stock Exchange, through February 17, 2016, our common stock has traded as high as $44.38 per share and as low as $4.40 per share. The stock market in general as well as the market for biopharmaceutical companies in particular has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price of our common stock may be influenced by many factors, including, among others:

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales or the perception in the market that the holders of a large number of shares intend to sell shares could reduce the market price of our common stock. Moreover, holders of an aggregate of approximately 6 million shares of our common stock outstanding as of February 17, 2017, have the right to require us to register these shares of common stock under specified circumstances. In May 2015, we filed an automatic shelf registration statement, which immediately became effective under SEC rules. For so long as we continue to satisfy the requirements to be deemed a "well-known seasoned issuer" under SEC rules, this shelf registration statement, effective until May 2018, would provide for a secondary offering of these shares from time to time.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

The following table sets forth general information regarding our materially important properties:

Location	Use	Approximate square feet Owned/leased	Owned/leased
Lansing, Michigan	Manufacturing operations facilities, office space and laboratory space	336,000	Owned
Winnipeg, Manitoba, Canada	Manufacturing operations facilities, office space and laboratory space	315,000	Owned
Gaithersburg, Maryland	Office space/rental real estate	130,000	Owned
Baltimore, Maryland (Camden)	Manufacturing facilities and office and laboratory space	70,000	Owned
Baltimore, Maryland (Bayview)	Manufacturing facilities and office and laboratory space	56,000	Owned
Gaithersburg, Maryland	Office and laboratory space	48,000	Owned
Hattiesburg, Mississippi	Manufacturing facilities	9,000	Lease expires 2026

Lansing, Michigan. We own a multi-building campus on approximately 12.5 acres in Lansing, Michigan that includes facilities for bulk manufacturing of BioThrax, including fermentation, filtration and formulation, as well as for raw material storage and in-process and final product warehousing.

Winnipeg, Manitoba, Canada. We operate facilities in Winnipeg, Manitoba, Canada including a manufacturing facility focused primarily on plasma-derived hyperimmune therapeutics and a manufacturing facility focused primarily on bacterial fermentation.

Gaithersburg, Maryland. We own a 130,000 square foot building in Gaithersburg, Maryland, a portion of which we utilize as our corporate headquarters, while continuing to rent a portion of the remainder of the space to third parties.

Baltimore, Maryland (Camden). We own a manufacturing facility focused on pharmaceutical product development and filling services for injectable and other sterile products, as well as process design, technical transfer, manufacturing validations, laboratory support, aseptic filling, lyophilization, final packaging and accelerated and ongoing stability studies.

Baltimore, Maryland (Bayview). We own a 56,000 square foot manufacturing facility in Baltimore, Maryland. We are using this facility to support our future product development and manufacturing needs, including those of our pipeline product candidates, as well as to meet the requirements under the Center for Innovation in Advanced Development and Manufacturing contract. The future use of this facility will be dependent on the progress of our existing development programs, the success of our contract manufacturing business and the outcome of our efforts to acquire new product candidates.

Gaithersburg, Maryland. We own a facility in Gaithersburg, Maryland that is approximately 48,000 square feet and contains a combination of laboratory and office space.

Hattiesburg, Mississippi. We lease a manufacturing and packaging facility at The University of Southern Mississippi's Accelerator, a technology innovation and commercialization center. This facility is equipped to manufacture and package RSDL.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may be involved in various legal proceedings and claims that arise in or outside the ordinary course of our business. We believe that the outcome of these pending legal proceedings in the aggregate is unlikely to have a material adverse effect on our business, financial condition or results of operations.

Purported Shareholder Class Action Lawsuit Filed July 19, 2016

On July 19, 2016, Plaintiff William Sponn, or Sponn, filed a putative class action complaint in the United States District Court for the District of Maryland on behalf of purchasers of our common stock between January 11, 2016 and June 21, 2016, inclusive, or the Class Period, seeking to pursue remedies under the Securities Exchange Act of 1934 against us and certain of our senior officers and directors, collectively, the Defendants. The complaint alleges, among other things, that we made materially false and misleading statements about the government's demand for BioThrax and expectations that our five-year exclusive procurement contract with HHS would be renewed and omitted certain material facts. Sponn is seeking unspecified damages, including legal costs. On October 25, 2016, the Court added City of Cape Coral Municipal Firefighters' Retirement Plan and City of Sunrise Police Officers' Retirement Plan as plaintiffs and appointed them Lead Plaintiffs and Robins Geller Rudman & Dowd LLP as Lead Counsel. On December 27, 2016, the plaintiffs filed an amended complaint that cites the same class period, names the same defendants and makes similar allegations to the original complaint. We filed a Motion to Dismiss on February 27, 2017. The Defendants believe that the allegations in the complaint are without merit and intend to defend themselves vigorously against those claims.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Our common stock trades on the New York Stock Exchange under the symbol "EBS". The following table sets forth the high and low sales prices per share of our common stock during each quarter of the years ended December 31, 2016 and December 31, 2015:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2016
High	$39.29	$44.38	$34.10	$36.64
Low	$31.26	$27.01	$26.12	$24.47
Year Ended December 31, 2015
High	$30.96	$33.84	$36.20	$40.49
Low	$25.97	$28.33	$27.82	$27.68

As of February 17, 2017, the closing price per share of our common stock on the New York Stock Exchange was $30.39 and we had 23 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.

Dividend Policy

We have not declared or paid any cash dividends on our common stock since becoming a publicly traded company in November 2006. We currently intend to retain all of our future earnings to finance the growth and development of our business.

Recent Sales of Unregistered Securities

None.

Use of Proceeds

Not applicable.

Purchases of Equity Securities

On July 14, 2016, our board of directors authorized management to repurchase, from time to time, up to an aggregate of $50 million of our common stock under a board-approved share repurchase program. The timing, amount, and price of any repurchases will be made pursuant to one or more 10b5-1 plans. The term of the board authorization of the repurchase program is until December 31, 2017. The plan will permit shares to be repurchased when we might otherwise be precluded from doing so under insider trading laws. The repurchase program may be suspended or discontinued at any time. Any repurchased shares will be available for use in connection with our stock plans and for other corporate purposes. As of December 31, 2016, we neither implemented a repurchase plan nor repurchased any shares under this program.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

You should read the following selected consolidated financial data together with our consolidated financial statements and the related notes included in this annual report on Form 10-K and the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of this annual report.

We have derived the consolidated statement of operations data for the years ended December 31, 2016, 2015, and 2014 and the consolidated balance sheet data as of December 31, 2016, and 2015 from our audited consolidated financial statements, which are included in this annual report on Form 10-K. All results and data in the tables below reflect continuing operations, unless otherwise noted. As a result, the data presented below will not necessarily agree to previously issued financial statements. See Note 3, "Discontinued operations" in the Notes to consolidated financial statements in Item 8 of this Form 10-K for additional information on discontinued operations. Our historical results for any prior period are not necessarily indicative of results to be expected in any future period.

	Year Ended December 31,
(in thousands, except share and per share data)	2016	2015	2014	2013	2012

Statements of operations data:
Revenues:
Product sales	$296,278	$328,969	$281,845	$257,922	$215,879
Contract manufacturing	49,138	42,968	30,944	-	-
Contracts and grants	143,366	117,394	91,677	54,823	62,083
Total revenues	488,782	489,331	404,466	312,745	277,962
Operating expenses:
Cost of product sales and contract manufacturing	131,284	107,486	101,963	62,127	46,077
Research and development	108,290	119,186	104,721	81,759	96,442
Selling, general & administrative	143,686	121,145	108,594	86,844	74,883
Total operating expenses	383,260	347,817	315,278	230,730	217,402
Income from operations	105,522	141,514	89,188	82,015	60,560
Other income (expense):
Interest income	1,053	572	320	139	133
Interest expense	(7,617)	(6,523)	(8,240)	-	(6)
Other income (expense), net	263	153	2,926	409	1,943
Total other income (expense)	(6,301)	(5,798)	(4,994)	548	2,070

Income from continuing operations before provision for income taxes	99,221	135,716	84,194	82,563	62,630
Provision for income taxes	36,697	44,300	29,928	12,270	9,834
Net income from continuing operations	62,524	91,416	54,266	70,293	52,796
Net loss attributable to noncontrolling interest	-	-	-	876	5,381
Net income attributable to Emergent BioSolutions Inc. from continuing operations	62,524	91,416	54,266	71,169	58,177
Net loss from discontinued operations	(10,748)	(28,546)	(17,525)	(40,034)	(34,653)
Net income	$51,776	$62,870	$36,741	$31,135	$23,524

Net income per share from continuing operations-basic	$1.56	$2.37	$1.45	$1.97	$1.61
Net loss per share from discontinued operations-basic	(0.27)	(0.74)	(0.47)	(1.11)	(0.96)
Net income per share-basic	$1.29	$1.63	$0.98	$0.86	$0.65

Net income per share from continuing operations-diluted	$1.35	$2.02	$1.26	$1.94	$1.60
Net loss per share from discontinued operations-diluted	(0.22)	(0.61)	(0.38)	(1.09)	(0.95)
Net income per share-diluted (1)	$1.13	$1.41	$0.88	$0.85	$0.65

Weighted average number of shares — basic	40,184,159	38,595,435	37,344,891	36,201,283	36,080,495
Weighted average number of shares — diluted	49,335,112	47,255,842	45,802,807	36,747,556	36,420,662

	As of December 31,
(in thousands)	2016	2015	2014	2013	2012

Balance Sheet Data:
Cash and cash equivalents	$271,513	$308,304	$276,786	$179,338	$141,666
Working capital	404,362	425,865	312,767	284,652	250,962
Total assets	970,111	931,836	815,611	521,898	486,509
Total long-term liabilities	268,050	274,622	281,472	83,853	59,324
Total stockholders' equity	596,205	574,951	454,495	482,395	406,512

(1) See Note 15 "Earnings per share" for details on calculation.

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

Overview

Product Portfolio

We are a global life sciences company seeking to protect and enhance life by focusing on providing specialty products for civilian and military populations that address accidental, intentional and naturally emerging public health threats. Our company is focused on developing, manufacturing and commercializing medical countermeasures, or MCM, that address public health threats, or PHTs. The PHTs we are addressing fall into two categories: Chemical, Biological, Radiological and Nuclear, or CBRN, as well as explosive-related threats; and emerging infectious diseases, or EID. We have a portfolio of six revenue-generating products, as well as a pipeline of various investigational stage product candidates addressing select aspects of CBRN and EID threats. The U.S. government is the primary purchaser of our products and provides us with substantial funding for the development of many of our product candidates.

Our marketed products are:

▪
BioThrax® (Anthrax Vaccine Adsorbed), the only vaccine licensed by the U.S. Food and Drug Administration, or the FDA, for the general use prophylaxis and post-exposure prophylaxis of anthrax disease. BioThrax is also licensed by the Paul-Ehrlich-Institut of the German Federal Ministry of Health for general use prophylaxis of anthrax disease;

▪	Anthrasil® [Anthrax Immune Globulin Intravenous (Human)], the only polyclonal antibody therapeutic licensed by the FDA for the treatment of inhalational anthrax;
▪	BAT® [Botulism Antitoxin Heptavalent (A,B,C,D,E,F,G)- (Equine)], the only heptavalent therapeutic licensed by the FDA and Health Canada for the treatment of botulinum disease;
▪	VIGIV [Vaccinia Immune Globulin Intravenous (Human)], the only therapeutic licensed by the FDA to address certain complications from smallpox vaccination;
▪	RSDL® (Reactive Skin Decontamination Lotion Kit), the only device cleared by the FDA intended to remove or neutralize chemical warfare agents and T-2 toxin from the skin; and
▪
Trobigard™ (atropine sulfate, obidoxime chloride), an auto-injector device designed for intramuscular self-injection of atropine sulfate and obidoxime chloride, a nerve agent countermeasure. This product has not been approved by the FDA or any other regulatory agency, is not promoted or distributed in the U.S., and is only sold to non-U.S. authorized government buyers.

Our investigational stage product candidates are:

▪	NuThrax™ (anthrax vaccine adsorbed with CPG 7909 adjuvant), a next generation anthrax vaccine;
▪	UV-4B, a novel antiviral being developed for dengue and influenza infections;
▪	GC-072, the lead compound in the EV-035 series of broad spectrum antibiotics, being developed for Burkholderia pseudomallei;
▪	FLU-IG (NP025), a human polyclonal antibody therapeutic being developed to treat seasonal influenza;
▪	ZIKA-IG (NP024), a human polyclonal antibody therapeutic being developed as a prophylaxis for Zika infections; and
▪	FILOV (NP026), an equine polyclonal antibody therapeutic being developed to treat Ebola infections.

A unique attribute of our investigational stage product portfolio is that many of our candidates are under an active development contract with significant funding from the U.S. government.

We also have programs that leverage our proven manufacturing infrastructure and expertise. We have responded to specific Task Order Requests issued by Biomedical Advanced Research and Development Authority, or BARDA, for the development and manufacture of specific countermeasures as part of our Center for Innovation in Advanced Development and Manufacturing, or CIADM, program focused on imminent public health threats, including a Zika vaccine and an Ebola monoclonal therapeutic.

In addition, we provide contract manufacturing services to third-party customers. The majority of these services are performed at our facilities located in Baltimore, Maryland. At these facilities we perform pharmaceutical product development and filling services for injectable and other sterile products, as well as process design, technical transfer, manufacturing validation, laboratory support, aseptic filling, lyophilization, final packaging and accelerated and ongoing stability studies. We manufacture both vial and pre-filled syringe formats for a wide variety of drug products - small molecule and biological - in all stages of development and commercialization, including 20 licensed products, which are currently sold in more than 50 countries. This facility produces finished units of clinical and commercial drugs for a variety of customers ranging from small biopharmaceutical companies to major multinationals. The facility is an approved or inspected manufacturing facility under the regulatory regimes in the United States, Canada, Japan, Brazil, the Middle East and several countries in the European Union.

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

Manufacturing Infrastructure

Our Lansing, Michigan, manufacturing location is a vertically-integrated manufacturing facility and the location of our BioThrax manufacturing operations. Building 55 is our large-scale manufacturing facility, which was licensed by the FDA in August 2016 for the manufacture of BioThrax. This facility has the potential to manufacture up to 20 to 25 million doses of BioThrax annually on a single manufacturing train.

Our manufacturing facilities in Winnipeg, Manitoba, Canada are actively engaged in plasma-derived hyperimmune therapeutics manufacturing, chromatography-based plasma fractionation, bacterial fermentation, downstream processing, aseptic filling, packaging and warehousing, quality assurance and control, and include development laboratories and office space. Bulk manufacture of RSDL lotion also occurs in Winnipeg. At these facilities, we manufacture our hyperimmune specialty plasma products, including BAT, VIGIV and Anthrasil. We also manufacture other marketed hyperimmune products for contract manufacturing customers at these facilities.

Our contract fill/finish services facility is located in Baltimore, Maryland, and is referred to as our "Camden Site." The Camden Site provides pharmaceutical product development and filling services for injectable and other sterile products, as well as process design, technical transfer, manufacturing validations, laboratory support, aseptic filling, lyophilization, final packaging and accelerated and ongoing stability studies support. This facility is an approved or inspected manufacturing facility under the regulatory regimes in the United States, Canada, Japan, Brazil, the Middle East and several countries in the European Union. The facility includes warehousing space used for cold-storage and freezer capacity to support contract manufacturing customers.

Our manufacturing facility focused on disposable manufacturing for viral and non-viral products is located in Baltimore, Maryland, and is referred to as our "Bayview Site." This facility was designed to take advantage of single-use bioreactor technology and is capable of manufacturing several different products, including products derived from cell culture or microbial systems. In June 2012, we entered into a contract with BARDA, which established our Bayview Site as a Center for Innovation in Advanced Development and Manufacturing, or CIADM. We envision this facility supporting future CIADM development and manufacturing activities for chemical, biological, radiological, and nuclear threat countermeasures, as well as our current and future non-CIADM product development and manufacturing needs.

Aptevo Spin-off

On August 1, 2016, we completed the spin-off of Aptevo Therapeutics Inc., or Aptevo. As a result of the spin-off, the operating results of Aptevo have been reflected as discontinued operations for the years ended December 31, 2016, 2015 and 2014. See Note 3. "Discontinued operations" for further details regarding the spin-off. Unless otherwise stated, financial results herein reflect continuing operations.

Litigation

On July 19, 2016, Plaintiff William Sponn, or Sponn, filed a putative class action complaint in the United States District Court for the District of Maryland, or the Court, on behalf of purchasers of our common stock between January 11, 2016 and June 21, 2016, inclusive, or the Class Period, seeking to pursue remedies under the Securities Exchange Act of 1934 against us and certain of our senior officers and directors, collectively, the Defendants. The complaint alleges, among other things, that we made materially false and misleading statements about the government's demand for BioThrax and expectations that our five-year exclusive procurement contract with HHS would be renewed and omitted certain material facts. Sponn is seeking unspecified damages, including legal costs. On October 25, 2016 the Court added City of Cape Coral Municipal Firefighters' Retirement Plan and City of Sunrise Police Officers' Retirement Plan as plaintiffs and appointed them Lead Plaintiffs and Robins Geller Rudman & Dowd LLP as Lead Counsel. On December 27, 2016, the plaintiffs filed an amended complaint that cites the same class period, names the same defendants and makes similar allegations to the original complaint. We filed a Motion to Dismiss on February 27, 2017.

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

We have generated BioThrax sales revenues under U.S. government contracts with U.S. Department of Health and Human Services, or HHS and the Centers for Disease Control and Prevention, or the CDC. Under our current contract with the CDC, we invoice the CDC and recognize the related revenues upon acceptance by the government. At the delivery site the title to the product passes to the CDC.

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

In May 2014, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update, or ASU, No. 2014-09, Summary and Amendments That Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs—Contracts with Customers (Subtopic 340-40) ("ASU No. 2014-09"). ASU No. 2014-09 supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, as well as most industry-specific guidance, and significantly enhances comparability of revenue recognition practices across entities and industries by providing a principles-based, comprehensive framework for addressing revenue recognition issues. In order for a provider of promised goods or services to recognize as revenue the consideration that it expects to receive in exchange for the promised goods or services, the provider should apply the following five steps: (1) identify the contract with a customer(s); (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU No. 2014-09 also specifies the accounting for some costs to obtain or fulfill a contract with a customer and provides enhanced disclosure requirements. The standard will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, which for the Company will be its 2018 first quarter. We are permitted to use either the retrospective or the modified retrospective method when adopting ASU No. 2014-09. We have begun an initial assessment of the potential impact that ASU No. 2014-09 will have on our financial statements and disclosures and believes that there could be changes to the revenue recognition related to our multiple element contracts, primarily those with the U.S. government.

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

Financial Operations Overview

Revenues

   We have derived a majority of our historical product sales revenues from BioThrax sales to the U.S. government. We are focused on increasing the sales of our products to U.S. government customers and expanding the market for our product portfolio to other customers domestically and internationally. We were a party to a contract with the CDC, an operating division of the HHS, to supply up to approximately 44.75 million, doses of BioThrax to Strategic National Stockpile, or SNS, deliveries under this contract were complete in October 2016. On December 8, 2016, we signed a follow-on contract with the CDC, valued at up to $911 million, to supply approximately 29.4 million doses of BioThrax to the SNS, through September 2021. Also, BARDA issued a notice of intent to procure approximately $100 million of BioThrax for delivery into the SNS within 24 months from the date of contract award, which we anticipate will be in the first half of 2017. This contract will be separate from and in addition to the follow-on procurement contract with CDC. Our total revenues from BioThrax sales were $237.0 million, $293.9 million and $245.9 million for the years ended December 31, 2016, 2015 and 2014, respectively. For at least the next two to three years, we expect to continue to derive a majority of our product sales revenues from sales of BioThrax to the U.S. government.

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

We have received development funding from BARDA, the CDC, Defense Threat Reduction Agency, or DTRA, and National Institute of Allergy and Infectious Diseases, or NIAID, for the following development programs:

Development Programs	Funding Source	Award Date	Performance Period
Anthrasil	BARDA	Sep-05	9/2005 — 4/2021
	BARDA	Sep-13	9/2013 — 9/2018
BAT	BARDA	May-06	5/2006 — 5/2026
CIADM	BARDA	Jun-12	6/2012 — 6/2037
GC-072	DTRA	Aug-14	8/2014 — 8/2017
Large-scale manufacturing for BioThrax	BARDA	Jul-10	7/2010 — 7/2017
NuThrax	NIAID	Aug-14	8/2014 — 10/2019
	BARDA	Mar-15	3/2015 — 8/2017
	BARDA	Sep-16	9/2016 — 9/2021
UV-4B	NIAID	Sep-11	9/2011 — 9/2017
VIGIV	CDC	Aug-12	8/2012 — 8/2017
Zika	BARDA	Jun-16	6/2016 — 12/2018

Our revenue, operating results and profitability have varied, and we expect that they will continue to vary on a quarterly basis, primarily due to the timing of our fulfilling orders for BioThrax and work done under new and existing grants and development contracts.

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

The primary expense that we incur to deliver our medical devices to our customers is the cost per unit of production from our third-party contract manufacturers, costs for materials and personnel-related expenses for direct and indirect manufacturing support staff along with facilities and utilities costs. Other associated expenses include sales-based royalties (which includes fair value adjustments associated with contingent consideration), amortization of intangible assets,  shipping, and logistics.

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

Results of Operations

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Revenue

	Year ended December 31,
(in thousands)	2016	2015	Change	% Change

Product sales:
BioThrax	$237,030	$293,921	$(56,891)	(19%)
Other	59,248	35,048	24,200	69%
Total product sales	296,278	328,969	(32,691)	(10%)
Contract manufacturing	49,138	42,968	6,170	14%
Contracts and grants	143,366	117,394	25,972	22%
Total revenues	$488,782	$489,331	$(549)	0%

Product sales:

The decrease in BioThrax sales was primarily due to the timing of deliveries under our contracts with the CDC, principally due to reduced deliveries in the fourth quarter of 2016 related to the timing of signing our new contract with CDC in December 2016. The increase in other product sales was primarily due to the timing of BAT and VIGIV sales to the SNS, as well as RSDL sales to the Department of Defense, or DoD. BioThrax product sales revenues during the year ended December 31, 2016 consisted of sales to the CDC of $235.8 million and aggregate international and other sales of $1.2 million. BioThrax product sales revenues during the year ended December 31, 2015 consisted primarily of BioThrax sales to the CDC of $292.8 million and aggregate international and other sales of $1.1 million.

Contract manufacturing:

The increase in Contract manufacturing revenues was primarily due to the increase of fill/finish services from our facility in Baltimore and our plasma based manufacturing facility in Winnipeg, partially offset by a decrease in contract manufacturing revenue related to the production of an MVA Ebola vaccine candidate in 2015.

Contracts and grants:

The increase in Contracts and grants revenues was primarily due to the following:

▪ increased development funding of $39.1 million related to our CIADM program, including $17.1 million from new CIADM task orders;
▪ increased development funding of $29.9 million for VIGIV related to plasma collection; and
▪ increased development funding of $9.4 million related for NuThrax related to preparation for a Phase III clinical trial.

These increases were partially offset by decreases in development funding for:

▪ the Anthrasil program of approximately $37.6 million related to the timing of plasma collection;
▪ PreviThrax of approximately $8.9 million due to reduced interest by the U.S. government for this product candidate; and
▪ Large-scale manufacturing of BioThrax of approximately $6.1 million due to completion of the program and FDA licensure of building 55 in August 2016.

Cost of Product Sales and Contract Manufacturing

Cost of product sales and contract manufacturing increased by $23.8 million, or 22%, to $131.3 million for 2016 from $107.5 million for 2015. The increase was attributable to an increase in the BioThrax cost per dose sold associated with lower production yield in the period in which the doses sold were produced along with increased costs associated with the increase Other product sales, partially offset by a decrease in BioThrax sales to the SNS.

Research and Development Expense

Research and development expenses decreased by $10.9 million, or 9%, to $108.3 million for 2016 from $119.2 million for 2015. This decrease primarily reflects lower contract service costs. Net of contracts and grants revenues, our research and development expenses were fully funded during 2016, resulting in a net contribution from funded development programs of $35.1 million. Net of contracts and grants revenues, we incurred net research and development expenses of $1.8 million during 2015.

Our principal research and development expenses for 2016 and 2015 are shown in the following table:

	Year ended December 31,
(in thousands)	2016	2015	Change	% Change

Large-scale manufacturing for BioThrax	$6,104	$9,911	$(3,807)	(38%)
BioThrax related programs	3,069	3,511	(442)	(13%)
PreviThrax	1,324	7,152	(5,828)	(81%)
NuThrax	22,478	12,560	9,918	79%
Pandemic influenza	1,710	6,583	(4,873)	(74%)
Anthrasil	1,279	25,986	(24,707)	(95%)
BAT	3,904	4,867	(963)	(20%)
EV-035 series of molecules	326	6,801	(6,475)	(95%)
CIADM task orders	13,955	2,957	10,998	372%
VIGIV	12,019	3,060	8,959	293%
Emergard	9,000	4,643	4,357	94%
Other	33,122	31,155	1,967	6%
Total	$108,290	$119,186	$(10,896)	(9%)

The decrease in expense for large-scale manufacturing of BioThrax was primarily due to the timing of manufacturing development activities and due to the successful licensure of the large-scale manufacturing facility in August 2016. The decrease in spending for BioThrax related programs was primarily related to the timing of clinical studies to support applications for label expansion for BioThrax. The decrease in expense for PreviThrax was primarily due to the timing of non-clinical studies, and in light of reduced funding by the U.S. government for this product candidate, we determined to cease further development work on our PreviThrax vaccine and expect the spending for PreviThrax will be minimal in the future. The increase in expense for NuThrax was primarily due to the timing of non-clinical animal studies and manufacturing activities. The decrease in spending for Pandemic influenza was primarily due to a $5.0 million milestone payment to VaxInnate Corporation in the third quarter of 2015. The decrease in expense for our Anthrasil program was primarily due to the timing of plasma collection services. The decrease in expense for our BAT program was primarily related to stability testing and plasma collection. The decrease in expense for EV-035 series of molecules was primarily due to pharmacologic and formulation activities and a third quarter 2015 non-cash impairment charge of $9.8 million due to toxicity related issues, partially offset by a net decrease of $3.3 million (2016 vs. 2015) for the contingent consideration associated with the estimated timing and probability of achievement for certain development and regulatory milestones. The increase in expense for CIADM task orders awarded was primarily due to manufacturing development of Ebola monoclonal antibodies. The increase in expense for VIGIV was primarily due to the timing of plasma collection. The increase in expense for Emergard was primarily for device and cartridge supply development. The decrease in spending for our Other activities was primarily for manufacturing development activities.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $22.6 million, or 19%, to $143.7 million for 2016 from $121.1 million for 2015. The increase includes costs associated with the restructuring activities at our Lansing, Michigan site, increased professional services to support our strategic growth initiatives, and increased information technology investments.

Total Other Expense

Total net other expense increased by $0.5 million, or 9%, to $6.3 million for 2016 from $5.8 million for 2015. The increase was primarily attributable to a $0.5 million payment to the Internal Revenue Service for interest related to the audit of 2009 and 2010 federal income tax returns.

Income Taxes

Provision for income taxes decreased by $7.6 million, or 17%, to $36.7 million for 2016 from $44.3 million for 2015. The provision for income taxes for 2016 resulted primarily from our income before provision for income taxes of $99.2 million and an effective annual tax rate of approximately 37%. The provision for income taxes for 2015 resulted primarily from our income before provision for income taxes of $135.7 million and an effective annual tax rate of approximately 33%. The provision for income taxes for 2016 and 2015 reflects net tax credits associated with research and developments activities of $1.6 million and $4.8 million, respectively. The increase in the effective annual tax rate is primarily related to tax on the sale, within our consolidated group, of assets from Canadian subsidiaries to U.S. subsidiaries in preparation of the spin-off of Aptevo, and a valuation allowance charge recorded in its continuing operations related to Aptevo deferred tax assets prior to the distribution. We determined that upon spin-off, the deferred tax assets of Aptevo would be unrealizable. The increase in the effective annual tax rate as a result of the above was partially offset by a release of valuation allowances associated with Canadian Scientific Research and Experimental Development tax credits.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Revenues

	Year ended December 31,
(in thousands)	2015	2014	Change	% Change

Product sales:
BioThrax	$293,921	$245,905	$48,016	20%
Other	35,048	35,940	(892)	(2%)
Total product sales	328,969	281,845	47,124	17%
Contract manufacturing	42,968	30,944	12,024	39%
Contracts and grants	117,394	91,677	25,717	28%
Total revenues	$489,331	$404,466	$84,865	21%

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

Contracts and grants:

The increase in Contracts and grants revenues was primarily due to the following:

▪ increased development funding of $11.0 million for our Anthrasil program, related to plasma collection;
▪ increased development funding of $9.4 million related to our CIADM program, including a $5.0 million milestone payment from BARDA and $3.0 million from new CIADM task orders; and
▪ increased development funding of $4.3 million for VIGIV related to plasma collection.

Cost of Product Sales and Contract Manufacturing

Cost of product sales and contract manufacturing increased by $5.5 million, or 5%, to $107.5 million for 2015 from $102.0 million for 2014. Cost of product sales and contract manufacturing increased primarily due to an increase in the number of BioThrax doses delivered to the CDC, partially offset by decreased costs from RSDL due primarily to the related decrease in sales revenue.

Research and Development Expense

Research and development expenses increased by $14.5 million, or 14%, to $119.2 million for 2015 from $104.7 million for 2014. This increase primarily reflects higher contract service costs. Net of contracts and grants revenues, we incurred research and development expenses of $1.8 million and $13.0 million, during 2015 and 2014, respectively.

 Our principal research and development expenses for 2015 and 2014 are shown in the following table:

	Year ended December 31,
(in thousands)	2015	2014	Change	% Change

Large-scale manufacturing for BioThrax	$9,911	$13,625	$(3,714)	(27%)
BioThrax related programs	3,511	7,157	(3,646)	(51%)
PreviThrax	7,152	10,737	(3,585)	(33%)
NuThrax	12,560	9,428	3,132	33%
Pandemic influenza	6,583	469	6,114	1,304%
Anthrasil	25,986	19,513	6,473	33%
BAT	4,867	7,351	(2,484)	(34%)
EV-035 series of molecules	6,801	-	6,801	N/A
CIADM task orders	2,957	-	2,957	N/A
VIGIV	3,060	737	2,323	315%
Emergard	4,643	-	4,643	N/A
Other	31,155	35,704	(4,549)	(13%)
Total	$119,186	$104,721	$14,465	14%

The decrease in expense for large-scale manufacturing for BioThrax was primarily due to the timing of manufacturing development activities. The decrease in expense for BioThrax related programs primarily reflects the timing of clinical studies to support applications for label expansion for BioThrax. The decrease in expense for PreviThrax was primarily due to the timing of non-clinical studies and in light of reduced funding by the U.S. government for this product candidate, we determined to cease further development work on our PreviThrax vaccine and expect the spending for PreviThrax will be minimal in the future. The increase in expense for NuThrax was primarily due to increased clinical trial activities. The increase in expense for Pandemic influenza was primarily due to a milestone payment to VaxInnate Corporation. The increase in expense for our Anthrasil program was primarily due to plasma collection services. The decrease in expense for our Botulinum antitoxin program was primarily for stability testing and the timing of plasma collection. The expense for MVA Ebola was primarily due to process development. The expense for EV-035 series of molecules, acquired in December 2014, was primarily due to pharmacologic and formulation activities and a non-cash impairment charge of $9.8 million due to toxicity related issues, partially offset by a $6.3 million reduction of future contingent consideration payable, associated with the estimated timing and probability of achievement for certain development and regulatory milestones, and reduced projected future sales of EV-035. The expense for CIADM task orders awarded in 2015 was primarily due to manufacturing development for a monoclonal antibody. The increase in expense for VIGIV was primarily for plasma collection and stability testing. The expense for Emergard was primarily for device and cartridge supply development. The decrease in spending for our Other activities was primarily due to decreased expense related to our funded pre-clinical product candidates and manufacturing development activities.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $12.5 million, or 12%, to $121.1 million for 2015 from $108.6 million for 2014. The increase includes additional post-acquisition selling, general and administrative costs associated with the operations acquired through the acquisition of Cangene in February 2014, along with increased professional services to support our strategic growth initiatives.

Total Other Expense

Total net other expense increased by $0.8 million, or 16%, to $5.8 million for 2015 from $5.0 million for 2014. The increase was primarily attributable to a $2.7 million decrease in rental income partially offset by a $1.8 million charge for debt issuance costs associated with the termination of our $125 million term loan facility in 2014.

Income Taxes

Provision for income taxes increased by $14.4 million, or 48%, to $44.3 million for 2015 from $29.9 million for 2014. The provision for income taxes for 2015 resulted primarily from our income before provision for income taxes of $135.7 million and an effective annual tax rate of approximately 33%. The provision for income taxes for 2014 resulted primarily from our income before provision for income taxes of $84.2 million and an effective annual tax rate of approximately 36%. The provision for income taxes for 2015 and 2014 reflects net tax credits associated with research and developments activities of $4.8 million and $6.0 million, respectively.

Liquidity and Capital Resources

Sources of Liquidity

From inception through 2016, we have funded our cash requirements principally with a combination of revenues from sales of BioThrax, debt financing, development funding from government entities, non-government and philanthropic organizations, and collaborative partners, the net proceeds from our initial public offering and the sale of our common stock upon exercise of stock options. We have operated profitably for each of the five years ended December 31, 2016. As of December 31, 2016, we had cash and cash equivalents of $271.5 million.

At the closing of the spin-off of Aptevo, we provided to Aptevo cash of $45 million from our cash reserves, along with a commitment in the form of a promissory note to provide another $20 million in funding, which we paid in January 2017.

Cash Flows

The following table provides information regarding our cash flows for the years ended December 31, 2016, 2015 and 2014.

	Year ended December 31,
(in thousands)	2016	2015	2014
Net cash provided by (used in):
Operating activities(1)	$53,616	$44,309	$112,339
Investing activities	(76,257)	(45,462)	(210,052)
Financing activities	(18,641)	33,449	198,874
Net (decrease) increase in cash and cash equivalents	$(41,282)	$32,296	$101,161

(1) Includes the effect of exchange rate changes on cash and cash equivalents.

Net cash provided by operating activities of $53.6 million in 2016 was primarily due to our net income of $51.8 million, non-cash charges of $38.2 million for depreciation and amortization and $18.5 million for stock-based compensation, partially offset by an increase in accounts receivable of $22.4 million related to the timing of collection of amounts billed primarily to the CDC, a decrease in accounts payable of $14.8 million due to unpaid balances associated with ADM and a $9.0 million increase in inventory primarily due to an increase in BioThrax inventory.

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

Net cash used in investing activities of $76.3 million in 2016 was primarily due to our expansion at Bayview CIADM site along with software, infrastructure and equipment investments.

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

Net cash used by financing activities of $18.6 million in 2016 was primarily due to $45.0 million in cash provided to Aptevo on date of distribution, August 1, 2016 that is partially offset by $17.1 million in proceeds from the issuance of common stock pursuant to employee equity plans and $10.6 million in excess tax benefits from exercise of stock options.

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

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2016:

	Payments due by period
		Less than	1 to 3	3 to 5	More than
(in thousands)	Total	1 year	Years	Years	5 years
Contractual obligations:
2.875% Convertible Senior Notes due 2021 (Notes)	$250,000	$-	$-	$250,000	$-
Contractual interest due on Notes	29,048	7,188	14,376	7,484	-
Long-term indebtedness (excluding Notes)	3,000	-	-	-	3,000
Purchase commitments	3,000	3,000	-	-	-
Total contractual obligations	$285,048	$10,188	$14,376	$257,484	$3,000

There are a number of uncertainties that we face in the development of new product candidates that prevent us from making a reasonable estimate of the cash obligations under our material license agreements. Because of these uncertainties, the preceding table excludes contingent contractual payments that we may become obligated to make under such agreements. These agreements typically provide for the payment of milestone fees upon achievement of specified research, development and commercialization milestones, such as the commencement of clinical trials, the receipt of funding awards, the receipt of regulatory approvals, and the achievement of sales milestones. The amount of contingent contractual milestone payments that we may become obligated to make is variable based on the actual achievement and timing of the applicable milestones and the characteristics of any products or product candidates that are developed, including factors such as number of products or product candidates developed, type and number of components of each product or product candidate, ownership of the various components and the specific markets affected. The aggregate payments could be as much as approximately $155 million. The success of our efforts to commercialize our product candidates is highly uncertain and depends on many factors, including those set forth in "Risk Factors—Our business depends on our success in developing and commercializing our product candidates. If we are unable to commercialize these product candidates, or experience significant delays or unanticipated costs in doing so, our business would be materially and adversely affected." Even if these efforts are successful, the timing of success is highly unpredictable and variable. The same is true for any contingent contractual royalty payments that we may be obligated to make upon successful commercialization of these product candidates. We do not expect that any such payments would have an adverse effect on our financial position, operations and capital resources because, if payable, we expect that the benefits associated with the achievement of the relevant milestones or the achievement of revenue would offset the burden of making these payments. We are not obligated to pay any minimum royalties under our existing contracts. Deferred income taxes and liabilities for unrecognized income tax benefits are excluded from the above table since they are not contractually fixed as to timing and amount.

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

On December 11, 2013, we entered into a senior secured credit agreement, or the Credit Agreement, with the three lending financial institutions. The Credit Agreement provides for a revolving credit facility of up to $100.0 million through December 11, 2018, or such earlier date required by the terms of the Credit Agreement. As of December 31, 2016 and 2015, no amounts were drawn under the revolving credit facility.

Our payment obligations under the Credit Agreement are secured by a lien on substantially all of our assets, including the stock of all of the our subsidiaries, and the assets of the subsidiary guarantors, including mortgages over certain of their real properties, including our large-scale vaccine manufacturing facility in Lansing, Michigan and our CIADM facility in Baltimore, Maryland. Under the Credit Agreement, we are required to make quarterly interest payments calculated using a combination of conventional base-rate measures plus a margin over those rates. The base rates consist of LIBOR rates and prime rates. The actual rates will depend on the level of these underlying rates plus a margin based on our leverage, on a consolidated basis, from quarter to quarter.

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

Funding Requirements

We expect to continue to fund our anticipated operating expenses, capital expenditures, debt service requirements and any future repurchase of our common stock from the following sources: existing cash and cash equivalents; revenues from product sales; development contracts and grants funding; contract manufacturing services and our revolving credit facility and any other lines of credit we may establish from time to time. There are numerous risks and uncertainties associated with product sales and with the development and commercialization of our product candidates. We may seek additional external financing to provide additional financial flexibility. Our future capital requirements will depend on many factors, including (but not limited to):

▪	our ability to deliver doses under our new BioThrax procurement contract;
▪	the level, timing and cost of product sales;
▪	the extent to which we acquire or invest in and integrate companies, businesses, products or technologies;
▪	the acquisition of new facilities and capital improvements to new or existing facilities;
▪	the payment obligations under our indebtedness;
▪	the scope, progress, results and costs of our development activities;
▪	our ability to obtain funding from collaborative partners, government entities and non-governmental organizations for our development programs;
▪	the extent to which we repurchase our common stock under our share repurchase program; and
▪	the costs of commercialization activities, including product marketing, sales and distribution.

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

Share Repurchase Program

On July 14, 2016, our board of directors authorized our management to repurchase, from time to time, up to an aggregate of up to $50 million of our common stock under a board-approved share repurchase program. The timing, amount, and price of any repurchases will be made pursuant to one or more 10b5-1 plans. The term of the board authorization of the repurchase program is until December 31, 2017. The plan will permit shares to be repurchased when we might otherwise be precluded from doing so based upon insider trading laws. The repurchase program may be suspended or discontinued at any time. Any repurchased shares will be available for use in connection with our stock plans and for other corporate purposes. As of December 31, 2016, we have neither implemented a repurchase plan nor repurchased any shares under this program.

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

 The Board of Directors and Stockholders of Emergent BioSolutions Inc. and subsidiaries

We have audited the accompanying consolidated balance sheets of Emergent BioSolutions Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Emergent BioSolutions Inc. and subsidiaries at December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Emergent BioSolutions Inc. and subsidiaries' internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 27, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia
February 27, 2017

Emergent BioSolutions Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$271,513	$308,304
Accounts receivable, net	138,478	113,906
Inventories	74,002	60,887
Income tax receivable, net	9,996	6,573
Prepaid expenses and other current assets	16,229	18,458
Current assets of discontinued operations	-	29,282
Total current assets	510,218	537,410

Property, plant and equipment, net	376,448	327,808
In-process research and development	-	701
Intangible assets, net	33,865	40,758
Goodwill	41,001	41,001
Deferred tax assets, net	6,096	11,286
Other assets	2,483	2,155
Non-current assets of discontinued operations	-	76,365
Total assets	$970,111	$1,037,484

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$34,649	$37,970
Accrued expenses and other current liabilities	6,368	6,207
Accrued compensation	34,537	31,998
Notes payable	20,000	-
Contingent consideration, current portion	3,266	2,109
Deferred revenue, current portion	7,036	3,979
Current liabilities of discontinued operations	-	17,348
Total current liabilities	105,856	99,611

Contingent consideration, net of current portion	9,919	23,046
Long-term indebtedness	248,094	246,892
Deferred revenue, net of current portion	8,433	3,426
Other liabilities	1,604	1,258
Non-current liabilities of discontinued operations	-	3,234
Total liabilities	373,906	377,467

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.001 par value; 15,000,000 shares authorized, 0 shares issued and outstanding at both December 31, 2016 and December 31, 2015	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized, 40,996,890 shares issued and 40,574,060 shares outstanding at December 31, 2016; 100,000,000 shares authorized, 39,829,408 shares issued and 39,406,578 shares outstanding at December 31, 2015	41	40
Treasury stock, at cost, 422,830 common shares at both December 31, 2016 and 2015	(6,420)	(6,420)
Additional paid-in capital	352,435	317,971
Accumulated other comprehensive loss	(4,331)	(2,713)
Retained earnings	254,480	351,139
Total stockholders' equity	596,205	660,017
Total liabilities and stockholders' equity	$970,111	$1,037,484

The accompanying notes are an integral part of the consolidated financial statements.

Emergent BioSolutions Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Year Ended December 31,
	2016	2015	2014
Revenues:
Product sales	$296,278	$328,969	$281,845
Contract manufacturing	49,138	42,968	30,944
Contracts and grants	143,366	117,394	91,677
Total revenues	488,782	489,331	404,466

Operating expenses:
Cost of product sales and contract manufacturing	131,284	107,486	101,963
Research and development	108,290	119,186	104,721
Selling, general and administrative	143,686	121,145	108,594
Income from operations	105,522	141,514	89,188

Other income (expense):
Interest income	1,053	572	320
Interest expense	(7,617)	(6,523)	(8,240)
Other income (expense), net	263	153	2,926
Total other expense, net	(6,301)	(5,798)	(4,994)

Income from continuing operations before provision for income taxes	99,221	135,716	84,194
Provision for income taxes	36,697	44,300	29,928
Net income from continuing operations	62,524	91,416	54,266
Net loss from discontinued operations	(10,748)	(28,546)	(17,525)
Net income	$51,776	$62,870	$36,741

Net income per share from continuing operations-basic	$1.56	$2.37	$1.45
Net loss per share from discontinued operations-basic	(0.27)	(0.74)	(0.47)
Net income per share-basic	$1.29	$1.63	$0.98

Net income per share from continuing operations-diluted	$1.35	$2.02	$1.26
Net loss per share from discontinued operations-diluted	(0.22)	(0.61)	(0.38)
Net income per share-diluted (1)	$1.13	$1.41	$0.88

Weighted-average number of shares - basic	40,184,159	38,595,435	37,344,891
Weighted-average number of shares - diluted	49,335,112	47,255,842	45,802,807

(1) See Note 15 "Earnings per share" for details on calculation.

The accompanying notes are an integral part of the consolidated financial statements.

Emergent BioSolutions Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(in thousands)

	December 31,
	2016	2015	2014

Net income	$51,776	$62,870	$36,741
Foreign currency translations, net of tax	(1,618)	295	457
Comprehensive income	$50,158	$63,165	$37,198

The accompanying notes are an integral part of the consolidated financial statements.

Emergent BioSolutions Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income	$51,776	$62,870	$36,741
Adjustments to reconcile to net cash provided by (used in) operating activities:
Stock-based compensation expense	18,477	15,848	12,829
Depreciation and amortization	38,229	35,335	32,453
Income taxes	5,190	3,464	16,493
Change in fair value of contingent obligations	(10,838)	(10,599)	3,133
Write off of debt issuance costs	-	-	1,831
Impairment of intangible assets (including IPR&D)	701	9,827	-
Impairment and abandonment of long-lived assets	5,569	1,147	-
Bad debt expense	-	3,481	-
Excess tax benefits from stock-based compensation	(10,619)	(11,281)	(5,987)
Other	452	271	1,284
Changes in operating assets and liabilities:
Accounts receivable	(22,446)	(64,351)	21,405
Inventories	(9,026)	(11,262)	4,229
Income taxes	(4,560)	(3,550)	(4,711)
Prepaid expenses and other assets	(2,089)	2,319	(8,472)
Accounts payable	(14,791)	4,749	(9,279)
Accrued expenses and other liabilities	624	45	2,685
Accrued compensation	2,236	2,680	4,539
Provision for chargebacks	-	(8)	299
Deferred revenue	4,602	3,474	2,846
Net cash provided by operating activities	53,487	44,459	112,318
Cash flows from investing activities:
Purchases of property, plant and equipment	(76,257)	(44,812)	(30,673)
Acquisitions, net of acquired cash	-	(650)	(179,379)
Net cash used in investing activities	(76,257)	(45,462)	(210,052)
Cash flows from financing activities:
Proceeds from convertible debenture, net of bank fees	-	-	241,588
Proceeds from long-term debt obligations	-	2,000	1,000
Issuance of common stock upon exercise of stock options	17,125	25,961	14,078
Excess tax benefits from stock-based compensation	10,619	11,281	5,987
Principal payments on long-term indebtedness	-	-	(62,000)
Distribution to Aptevo	(45,000)	-	-
Contingent obligation payments	(1,385)	(5,693)	(1,579)
Purchase of treasury stock	-	(100)	(200)
Net cash (used in) provided by financing activities	(18,641)	33,449	198,874

Effect of exchange rate changes on cash and cash equivalents	129	(150)	21

Net (decrease) increase in cash and cash equivalents	(41,282)	32,296	101,161
Cash and cash equivalents at beginning of year	312,795	280,499	179,338
Cash and cash equivalents at end of year	$271,513	$312,795	$280,499

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$8,210	$7,751	$3,761
Cash paid during the year for income taxes	$10,081	$28,271	$4,711
Supplemental information on non-cash investing and financing activities:
Purchases of property, plant and equipment unpaid at year end	$13,459	$4,379	$5,394

The accompanying notes are an integral part of the consolidated financial statements.

Emergent BioSolutions Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders' Equity
(in thousands, except share and per share data)

	$0.001 Par Value Common Stock		Additional Paid-In	Treasury Stock		Accumulated Other Comprehensive	Noncontrolling Interest	Retained	Total Stockholders'
	Shares	Amount	Capital	Shares	Amount	Loss	in Subsidiary	Earnings	Equity
Balance at December 31, 2013	37,036,996	$37	$247,637	(412,953)	$(6,119)	$(3,465)	$(453)	$251,528	$489,165

Employee equity award plans activity	1,092,876	1	26,585	-	-	-	-	-	26,586
Non-cash development expenses from joint venture	-	-	-	-	-	-	453	-	453
Treasury stock	-	-	-	(7,236)	(201)	-	-		(201)
Net income	-	-	-	-	-	-	-	36,741	36,741
Foreign currency translation, net of tax	-	-	-	-	-	457	-	-	457

Balance at December 31, 2014	38,129,872	$38	$274,222	(420,189)	$(6,320)	$(3,008)	$-	$288,269	$553,201

Employee equity award plans activity	1,699,536	2	43,749			-	-	-	43,751
Treasury stock	-	-	-	(2,641)	(100)	-	-		(100)
Net income	-	-	-	-	-	-	-	62,870	62,870
Foreign currency translation, net of tax	-	-	-	-	-	295	-	-	295

Balance at December 31, 2015	39,829,408	$40	$317,971	(422,830)	$(6,420)	$(2,713)	$-	$351,139	$660,017

Employee equity award plans activity	1,167,482	1	34,464	-	-	-	-	-	34,465
Separation of Aptevo	-	-	-	-	-	-	-	(148,435)	(148,435)
Treasury stock	-	-	-	-	-	-	-		-
Net income	-	-	-	-	-	-	-	51,776	51,776
Foreign currency translation, net of tax	-	-	-	-	-	(1,618)	-	-	(1,618)

Balance at December 31, 2016	40,996,890	$41	$352,435	(422,830)	$(6,420)	$(4,331)	$-	$254,480	$596,205

The accompanying notes are an integral part of the consolidated financial statements.

Emergent BioSolutions Inc. and Subsidiaries
Notes to consolidated financial statements

1. Nature of the business and organization

Organization and business

Emergent BioSolutions Inc. (the "Company" or "Emergent") is a global life sciences company seeking to protect and enhance life by focusing on providing specialty products for civilian and military populations that address accidental, intentional and naturally emerging public health threats. The Company is focused on developing, manufacturing and commercializing medical countermeasures, or MCM, that address public health threats, or PHTs. The PHTs that the Company is addressing fall into two categories: Chemical, Biological, Radiological and Nuclear, or CBRN, as well as explosive-related threats; and emerging infectious diseases, or EID.

We have a portfolio of six revenue-generating products, as well as a pipeline of various investigational stage product candidates addressing select aspects of CBRN and EID threats. The U.S. government is the primary purchaser of our products and provides us with substantial funding for the development of many of our product candidates. A unique attribute of our investigational stage product portfolio is that many of our candidates are under an active development contract with significant funding from the U.S. government.

Our marketed products are:

▪
BioThrax® (Anthrax Vaccine Adsorbed), the only vaccine licensed by the U.S. Food and Drug Administration, or the FDA, for the general use prophylaxis and post-exposure prophylaxis of anthrax disease in combination with appropriate anti-bacterial drugs. BioThrax is also licensed in Singapore and by the Paul-Ehrlich-Institut of the German Federal Ministry of Health for general use prophylaxis of anthrax disease;

▪	Anthrasil® [Anthrax Immune Globulin Intravenous (Human)], the only polyclonal antibody therapeutic licensed by the FDA for the treatment of inhalational anthrax;
▪	BAT® [Botulism Antitoxin Heptavalent (A,B,C,D,E,F,G)- (Equine)], the only heptavalent therapeutic licensed by the FDA and Health Canada for the treatment of botulinum disease;
▪	VIGIV [Vaccinia Immune Globulin Intravenous (Human)], the only therapeutic licensed by the FDA to address certain complications from smallpox vaccination;
▪	RSDL® (Reactive Skin Decontamination Lotion Kit), the only device cleared by the FDA to remove or neutralize chemical warfare agents and T-2 toxins from the skin; and
▪
Trobigard™ (atropine sulfate, obidoxime chloride), an auto-injector device designed for intramuscular self-injection of atropine sulfate and obidoxime chloride, a nerve agent countermeasure. This product has not been approved by the FDA or any other regulatory agency, is not promoted or distributed in the U.S., and is only sold to non-U.S. authorized government buyers.

We also provide contract manufacturing services to third-party customers. We perform pharmaceutical product development and filling services for injectable and other sterile products, as well as process design, technical transfer, manufacturing validation, laboratory support, aseptic filling, lyophilization, final packaging and accelerated and ongoing stability studies.

Aptevo spin-off

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

In anticipation of the spin-off, the Company realigned certain components of its biosciences business to the new Aptevo segment to be consistent with how the Company's chief operating decision maker ("CODM") allocates resources and makes decisions about the operations of the Company. Effective January 1, 2016, the Company changed its segment presentation to reflect this new structure, and recast all prior periods presented to conform to the new presentation. On August 1, 2016, the Company completed the spin-off of Aptevo. As of December 31, 2016, the results of operations and financial position of Aptevo are reflected as discontinued operations for all periods presented through the date of the spin-off. The historical financial statements and footnotes have been revised accordingly. See Note 3. "Discontinued operations" for further details regarding the spin-off. For periods following the spin-off, the Company reports financial results under one business segment.

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

Significant customers and accounts receivable

The Company has derived a majority of its revenue from sales of BioThrax under contracts with the U.S. government. The Company's current Centers for Disease Control ("CDC"), an operating division of the U.S. Department of Health and Human Services ("HHS"), contract does not necessarily increase the likelihood that it will secure future comparable contracts with the U.S. government. The Company expects that a significant portion of the business that it will seek in the near future, in particular for BioThrax, will be under government contracts that present a number of risks that are not typically present in the commercial contracting process. U.S. government contracts for BioThrax are subject to unilateral termination or modification by the government. The Company may fail to achieve significant sales of BioThrax to customers in addition to the U.S. government, which would harm its growth opportunities. The Company may not be able to sustain or increase profitability. The Company may not be able to manufacture BioThrax consistently in accordance with FDA specifications.

For the years ended December 31, 2016, 2015 and 2014, the Company's primary customer was the HHS. For the years ended December 31, 2016, 2015 and 2014, revenues from HHS and HHS agencies comprised 83%, 86% and 83%, respectively, of total revenues. As of December 31, 2016 and 2015, the Company's accounts receivable balances were comprised of 83% and 83%, respectively, from this customer. The overall increase in the percentage of accounts receivable attributed to HHS was due primarily to the timing of payments received for BioThrax product sales under the Company's contract with the CDC. As of December 31, 2016 and 2015, unbilled accounts receivable, which is included in accounts receivable, were $48.0 million and $18.2 million, respectively. Unbilled accounts receivable relates to various service contracts for which work has been performed, though invoicing has not yet occurred. Accounts receivable are stated at invoice amounts and consist primarily of amounts due from the U.S. government, as well as amounts due under reimbursement contracts with other government entities and non-government organizations. If necessary, the Company records a provision for doubtful receivables to allow for any amounts which may be unrecoverable. This provision is based upon an analysis of the Company's prior collection experience, customer creditworthiness and current economic trends.

Concentrations of credit risk and uncertainties

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

Inventories

Inventories are stated at the lower of cost or net realizable value with cost being determined using a standard cost method, which approximates average cost. Average cost consists primarily of material, labor and manufacturing overhead expenses (including fixed production-overhead costs) and includes the services and products of third party suppliers. The Company analyzes its inventory levels quarterly and writes down, in the applicable period, inventory that has become obsolete, inventory that has a cost basis in excess of its expected net realizable value and inventory in excess of expected customer demand. The Company also writes off, in the applicable period, the costs related to expired inventory. Costs of purchased inventories are recorded using weighted-average costing. The Company determines normal capacity for each production facility and allocates fixed production-overhead costs on that basis.

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

Because tax laws are complex and subject to different interpretations, significant judgment is required. As a result, the Company makes certain estimates and assumptions, in (1) calculating the Company's income tax expense, deferred tax assets and deferred tax liabilities, (2) determining any valuation allowance recorded against deferred tax assets and (3) evaluating the amount of unrecognized tax benefits, as well as the interest and penalties related to such uncertain tax positions. The Company's estimates and assumptions may differ significantly from tax benefits ultimately realized.

Revenue recognition

The Company recognizes revenues from product sales and contract manufacturing if four basic criteria have been met:

▪	there is persuasive evidence of an arrangement;
▪	delivery has occurred or title has passed to the Company's customer;
▪	the fee is fixed or determinable; and
▪	collectability is reasonably assured.

Under the Company's contracts with the CDC, the Company invoices the CDC and recognizes the related revenue upon acceptance by the government at delivery site, at which time title to the product passes to the CDC.

Agreements with multiple components ("deliverables" or "items") are evaluated to determine if the deliverables can be divided into more than one unit of accounting. An item can generally be considered a separate unit of accounting if both of the following criteria are met:

(1) the delivered item or items have value to the customer on a standalone basis. The item or items have value on a standalone basis if they are sold separately by any vendor or the customer could resell the delivered item(s) on a standalone basis. In the context of a customer's ability to resell the delivered item(s), this criterion does not require the existence of an observable market for the deliverable(s); and

(2) if the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in control of the Company. Items that cannot be divided into separate units are combined with other units of accounting, as appropriate. Consideration received is allocated among the separate units based on the relative selling price of each deliverable. The Company deems service to have been rendered if no continuing obligation exists on the part of the Company.

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

The Company's BAT contract with BARDA is a service arrangement that includes multiple elements. The deliverables to BARDA include the supply product to the SNS, perform stability testing for the product, achievement of extended product expiry dating, maintenance of horse populations and plasma extraction. The Company has determined that each of the deliverables above represents a separate units of accounting as they have standalone value to the U.S. government. The Company allocated the value of the contract to the undelivered elements based on best estimate of selling price ("BESP"). BESP methodology for the deliverables, excluding the product sales, was developed using a cost build-up for internal and external costs, plus a specified mark-up. The allocation of value to the product sales was based on the remaining unallocated value. The Company intends to complete the final delivery of the BAT product in 2017. The Company recognizes revenue for:

▪	BAT product sales upon delivery to the SNS;
▪	stability testing based on the required testing schedule of the product;
▪	extended product expiry based on achievement of the extension;
▪	horse maintenance based on a per horse basis; and
▪	plasma collection on a per liter basis.

The Company's contracts for VIGIV with the CDC and for Anthrasil with BARDA are service arrangements that include multiple elements. The deliverables to BARDA include to supply product to the SNS, perform stability testing for the product, achievement of extended product expiry dating and plasma extraction. The Company has determined that each of the deliverables above represents separate units of accounting as they have standalone value to the U.S. government. The Company allocated the value of the contract to the undelivered elements based on best estimate of selling price ("BESP"). BESP methodology for the deliverables, excluding the product sales, was developed using a cost build-up for internal and external costs, plus a specified mark-up. The allocation of value to the product sales was based on the remaining unallocated value. The Company recognizes revenue for:

▪	VIGIV and Anthrasil product sales upon delivery to the CDC;
▪	stability testing based on the required testing schedule of the product;
▪	extended product expiry based on achievement of the extension; and
▪	plasma collection on a per liter basis.

The Company's contract for the NuThrax product candidate with BARDA, which was entered into on September 30, 2016 is a service arrangement that includes multiple elements. The deliverables to BARDA are the completion of development for NuThrax and the procurement of product for the SNS. The Company has determined that each of the deliverables above are a separate unit of accounting as they have standalone value to the U.S. government. The Company allocated the value of the contract to the undelivered elements based on best estimate of selling price ("BESP"). BESP methodology for the development deliverable was developed using a cost build-up for internal and external costs, plus a specified mark-up. The allocation of value to the product sales was based on the remaining unallocated value.

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

The Company generates contracts and grants revenue from cost-plus-fee contracts. Revenues from reimbursable contracts are recognized as costs are incurred, generally based on allowable costs incurred during the period, plus any recognizable earned fee. The Company considers fixed fees under cost-plus-fee contracts to be earned in proportion to the allowable costs incurred in performance of the contract. The Company analyzes costs for contracts and reimbursable grants to ensure reporting of revenues gross versus net is appropriate. For each of the three years in the period ended December 31, 2016, the costs incurred under the contracts and grants approximated the revenue earned.

Research and development

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

We intend to focus on developing innovative products based on our platforms with a focus on third-party funding. We plan to seek funding for development activities from external sources and third parties, such as governments and non-governmental organizations, or through collaborative partnerships. We expect our research and development spending will be dependent upon such factors as the results from our clinical trials, the availability of reimbursement of research and development spending, the number of product candidates under development, the size, structure and duration of any clinical programs that we may initiate, the costs associated with manufacturing our product candidates on a large-scale basis for later stage clinical trials, and our ability to use or rely on data generated by government agencies, such as studies involving BioThrax conducted by the CDC.

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

The fair values of intangible assets, including acquired in-process research and development ("IPR&D"), are determined utilizing information available at or near the merger or acquisition date based on expectations and assumptions that are deemed reasonable by management. Given the considerable judgment involved in determining fair values, the Company typically obtains assistance from third-party valuation specialists for significant items. Amounts allocated to acquired IPR&D are capitalized and accounted for as indefinite-lived intangible assets. Upon successful completion of each project, the Company will make a separate determination as to the remaining useful life of the asset and begin amortization. The judgments made in determining estimated fair values assigned to assets acquired and liabilities assumed in a business combination, as well as asset lives, can materially affect the Company's results of operations.

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

Contingent Consideration

The Company records contingent consideration associated with (a) sales based royalties and (b) development and regulatory milestones at fair value. The fair value model used to calculate this obligation is based on the income approach (a discounted cash flow model) that has been risk adjusted based on the probability of achievement of net sales and achievement of the milestones. The inputs the Company uses for determining the fair value of the contingent consideration associated with sales based royalties and development and regulatory milestones are Level 3 fair value measurements. The Company re-evaluates the fair value on a quarterly basis. Changes in the fair value can result from adjustments to the discount rates and updates in the assumed timing of or achievement of net sales. Any future increase in the fair value of the contingent consideration associated with sales based royalties along with development and regulatory milestones are based on an increased likelihood that the underlying net sales or milestones will be achieved.

The associated payment or payments which will become due and payable for sales based royalties associated with marketed products will result in a charge to cost of product sales and contract manufacturing in the period in which the increase is determined. Similarly, any future decrease in the fair value of contingent consideration associated with sales based royalties will result in a reduction in cost of product sales and contract manufacturing. The changes in fair value for potential future sales based royalties associated with product candidates in development will result in a charge to selling, general and administrative expense in the period in which the increase is determined. Similarly, any future decrease in the fair value of contingent consideration associated with potential future sales based royalties for products candidates will result in a reduction in selling, general and administrative expense.

The associated payment or payments which will become due and payable for development and regulatory milestones will result in a charge to research and development expense in the period in which the increase is determined. Similarly, any future decrease in the fair value for development and regulatory milestones will result in a reduction in research and development expense.

Earnings per share

The Company calculates basic earnings per share by dividing net income by the weighted average number of shares of common stock outstanding during the period.

For the years ended December 31, 2016, 2015 and 2014, the Company calculated diluted earnings per share using the if-converted method by dividing the adjusted net income by the adjusted weighted average number of shares of common stock outstanding during the period. The adjusted net income is adjusted for interest expense and amortization of debt issuance cost, both net of tax, associated with the Company's 2.875% Convertible Senior Notes due 2021 (the "Notes"). The weighted average number of diluted shares is adjusted for the potential dilutive effect of the exercise of stock options and the vesting of restricted stock units along with the assumption of the conversion of the Notes, each at the beginning of the period.

Accounting for stock-based compensation

The Company has two stock-based employee compensation plans, the Fourth Amended and Restated Emergent BioSolutions Inc. 2006 Stock Incentive Plan (the "2006 Plan") and the Emergent BioSolutions Employee Stock Option Plan (the "2004 Plan" and together with the 2006 Plan, the "Emergent Plans"). The Company has granted options to purchase shares of common stock under the Emergent Plans and has granted restricted stock units under the 2006 Plan. The Emergent Plans have both incentive and non-qualified stock option features. The Company no longer grants equity awards under the 2004 Plan.

As of December 31, 2016, an aggregate of 18.9 million shares of common stock were authorized for issuance under the 2006 Plan, of which a total of approximately 6.1 million shares of common stock remain available for future awards to be made to plan participants. The exercise price of each option must be not less than 100% of the fair market value of the shares underlying such option on the date of grant. Awards granted under the 2006 Plan have a contractual life of no more than 10 years. The terms and conditions of equity awards (such as price, vesting schedule, term and number of shares) under the Emergent Plans are determined by the compensation committee of the Company's board of directors, which administers the Emergent Plans. Each equity award granted under the Emergent Plans vests as specified in the relevant agreement with the award recipient and no option can be exercised after ten years from the date of grant.

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

	Year Ended December 31,
	2016	2015	2014
Expected dividend yield	0%	0%	0%
Expected volatility	31-33%	34-35%	35-38%
Risk-free interest rate	0.93-1.22%	1.27-1.61%	1.14-1.65%
Expected average life of options	4.3 years	4.3 years	4.5 years

▪	Expected dividend yield — the Company does not pay regular dividends on its common stock and does not anticipate paying any dividends in the foreseeable future.
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

Capitalized interest

The Company capitalizes interest based on the cost of major ongoing capital projects which have not yet been placed in service. For the years ended December 31, 2016, 2015 and 2014, the Company incurred interest of $8.3 million, $7.8 million and $7.5 million, respectively. Of these amounts, the Company capitalized $2.2 million, $2.9 million and $2.5 million, respectively.

Recently issued and adopted accounting standards

In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ("ASU No. 2014-08"). ASU No. 2014-08 limits discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity's operations and financial results. ASU No. 2014-08 also requires expanded disclosures for discontinued operations and disposals of individually significant components of an entity that do not qualify for discontinued operations reporting. ASU No. 2014-08 was effective for disposals and components classified as held-for-sale that occurred within annual periods beginning on or after December 15, 2014, and interim periods within those years. Early adoption was permitted. The new guidance is effective for the Company prospectively for all disposals of components of an entity that occurred after January 1, 2015. The spin-off of Aptevo by the Company on August 1, 2016 meets the definition of a discontinued operation under the new guidance and, as a result, the Company reflected the provisions of the new guidance for the years ended December 31, 2016, 2015 and 2014.

In May 2014, the FASB issued ASU No. 2014-09, Summary and Amendments That Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs—Contracts with Customers (Subtopic 340-40) ("ASU No. 2014-09"). ASU No. 2014-09 supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, as well as most industry-specific guidance, and significantly enhances comparability of revenue recognition practices across entities and industries by providing a principles-based, comprehensive framework for addressing revenue recognition issues. In order for a provider of promised goods or services to recognize as revenue the consideration that it expects to receive in exchange for the promised goods or services, the provider should apply the following five steps: (1) identify the contract with a customer(s); (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU No. 2014-09 also specifies the accounting for some costs to obtain or fulfill a contract with a customer and provides enhanced disclosure requirements. The standard will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, which for the Company will be its 2018 first quarter. The Company is permitted to use either the retrospective or the modified retrospective method when adopting ASU No. 2014-09. The Company has begun an initial assessment of the potential impact that ASU No. 2014-09 will have on its financial statements and disclosures and believes that there could be changes to the revenue recognition related to the Company's multiple element contracts, primarily those with the U.S. government.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern ("ASU No. 2014-15"). The amendment requires management to evaluate, for each annual and interim reporting period, whether there are conditions and events, considered in the aggregate, that raise substantial doubt about an entity's ability to continue as a going concern within one year after the date the financial statements are issued or are available to be issued. If substantial doubt is raised, additional disclosures around management's plan to alleviate these doubts are required. This update was effective for all annual periods and interim reporting periods ending after December 15, 2016. As of December 31, 2016, the Company adopted this guidance and it did not have a material impact on the current disclosures in the financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30) ("ASU No. 2015-03"), which simplifies the presentation of debt issuance costs. ASU No. 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Prior to the issuance of ASU 2015-03, debt issuance costs were required to be presented as an asset on the balance sheet. ASU No. 2015-03 is effective for interim and annual periods beginning after December 15, 2015. During 2016, the Company adopted and applied the guidance on the consolidated financial statements and related disclosures on a retrospective basis.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718) ("ASU No. 2016-09"). ASU No. 2016-09 simplifies several aspects of the accounting for share-based payment award transactions, including: (1) the income tax consequences, (2) classification of awards as either equity or liabilities, and (3) classification on the statement of cash flows. ASU No. 2016-09 is effective for the annual reporting period beginning after December 15, 2016, including interim periods within that reporting period, with early adoption permitted. The Company is currently evaluating the impact that the adoption of ASU No. 2016-09 will have on the consolidated financial statements and related disclosures.

There are no other recently issued accounting pronouncements that are expected to have a material effect on the Company's financial position, results of operations or cash flows.

3. Discontinued operations

On August 1, 2016, the Company completed the spin-off of Aptevo through the distribution of 100% of the outstanding shares of common stock of Aptevo to the Company's shareholders (the "Distribution"). The Distribution was made to the Company's shareholders of record as of the close of business on July 22, 2016 (the "Record Date"), who received one share of Aptevo common stock for every two shares of Emergent common stock held as of the Record Date. The Distribution was intended to qualify as a tax-free distribution for federal income tax purposes in the United States. In the aggregate, approximately 20.2 million shares of Aptevo common stock were distributed to the Company's shareholders of record as of the Record Date in the Distribution. After the Distribution, the Company no longer holds shares of Aptevo's common stock. In addition, on August 1, 2016, the Company entered into a non-negotiable, unsecured promissory note with Aptevo to provide an additional $20 million in funding, which the Company paid in January 2017.

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

Under the terms of the manufacturing services agreement, the Company agreed to provide contract manufacturing services for certain of Aptevo's products commencing on the date of the Distribution. The contract has a term of ten years. As of December 31, 2016, approximately $0.8 million of contract manufacturing services revenue is associated with the provision of services to Aptevo.

Under the terms of the transition services agreement, the Company agreed to provide on an interim, transitional basis, various services, including, but not limited to, accounts payable administration, information technology services, regulatory and clinical support, general administrative services and other support services commencing on the date of the Distribution and terminating up to two years following the date of the Distribution. During the year ended December 31, 2016, approximately $1.1 million of transition services revenue has been recorded in contracts and grants.

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

The following table represents the carrying value of Aptevo's assets and liabilities distributed as part of the Separation on August 1, 2016:

(in thousands)	August 1, 2016

Assets:
Cash and cash equivalents	$45,000
Accounts receivable, net	4,465
Inventories	11,959
Note receivable	20,000
Other current assets	4,870
Current assets of discontinued operations	86,294

Property, plant and equipment, net	6,128
In-process research and development	41,800
Intangible assets, net	15,402
Goodwill	13,902
Non-current assets of discontinued operations	77,232
Total assets of discontinued operations	$163,526

Liabilities:
Accounts payable	$6,285
Accrued expenses and other current liabilities	64
Accrued compensation	2,456
Contingent consideration	191
Provisions for chargebacks	2,341
Deferred revenue, current portion	433
Current liabilities of discontinued operations	11,770

Deferred revenue, net of current portion	3,232
Other liabilities	91
Non-current liabilities of discontinued operations	3,323
Total liabilities of discontinued operations	$15,093

The following table represents Aptevo's assets and liabilities presented as discontinued operations and classified as held-for-disposition as of December 31, 2015:

(in thousands)	December 31, 2015

Assets:
Cash and cash equivalents	$4,492
Accounts receivable, net	6,861
Inventories	16,049
Prepaid expenses and other current assets	1,880
Current assets of discontinued operations	29,282

Property, plant and equipment, net	4,046
In-process research and development	41,800
Intangible assets, net	16,617
Goodwill	13,902
Non-current assets of discontinued operations	76,365
Total assets of discontinued operations	$105,647

Liabilities:
Accounts payable	$8,134
Accrued expenses and other current liabilities	22
Accrued compensation	2,684
Contingent consideration, current portion	306
Provisions for chargebacks	2,238
Deferred revenue, current portion	3,964
Current liabilities of discontinued operations	17,348

Deferred revenue, net of current portion	3,163
Other liabilities	71
Non-current liabilities of discontinued operations	3,234
Total liabilities of discontinued operations	$20,582

The following table summarizes results from discontinued operations of Aptevo included in the consolidated statements of operations:

	Years ended December 31,
(in thousands)	2016	2015	2014

Revenues:
Product sales	$21,183	$27,947	$30,036
Collaborations	187	5,511	15,636
Total revenues	21,370	33,458	45,672

Operating expense:
Cost of product sales	11,556	16,809	16,449
Research and development	18,024	34,811	46,108
Selling, general and administrative	23,792	27,313	14,248
Loss from operations	(32,002)	(45,475)	(31,133)

Other income (expense), net:	(41)	(472)	-

Loss from discontinued operations before benefit from income taxes	(32,043)	(45,947)	(31,133)
Benefit from income taxes	(21,295)	(17,401)	(13,608)
Net loss from discontinued operations	$(10,748)	$(28,546)	$(17,525)

The following table summarizes the cash flows of Aptevo included in the years ended December 31, 2016, 2015 and 2014 consolidated statements of cash flows:

	Years ended December 31,
(in thousands)	2016	2015	2014
Net cash (used in) provided by operating activities	$(10,299)	$(12,716)	$(14,683)
Net cash used in investing activities	(1,926)	(1,518)	(48,822)
Net cash provided by (used in) financing activities	7,733	15,012	67,219

Net increase (decrease) in cash and cash equivalents	$(4,492)	$778	$3,714

4. Fair value measurements

  The following table represents the Company's fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis:

	December 31, 2016
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment in money market funds (1)	$10	$-	$-	$10
Total assets	$10	$-	$-	$10

Liabilities:
Contingent consideration	$-	$-	$13,185	$13,185
Total liabilities	$-	$-	$13,185	$13,185

	December 31, 2015
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Investment in money market funds (1)	$3,323	$-	$-	$3,323
Total assets	$3,323	$-	$-	$3,323

Liabilities:
Contingent price consideration	$-	$-	$25,155	$25,155
Total liabilities	$-	$-	$25,155	$25,155

(1) Included in cash and cash equivalents in accompanying consolidated balance sheets.

As of December 31, 2016 and 2015, the Company did not have any transfers between Level 1 and Level 2 assets or liabilities.

For the year ended December 31, 2016 and 2015, the contingent consideration obligation associated with the EV-035 series of molecules and the broad spectrum antiviral platform program decreased by $5.4 million and $9.4 million, respectively. These changes are primarily due to the estimated timing and probability of success for certain development and regulatory milestones and the estimated timing and volume of potential future sales of the EV-035 series of molecules and the broad spectrum antiviral platform, which are inputs that have no observable market (Level 3), along with the novation of the Defense Threat Reduction Agency ("DTRA") contract for the EV-035 series of molecules. These decreases in the contingent consideration were classified in the Company's statement of operations as both selling, general and administrative expense and research and development expense. During  2015, the Company received novation of the DTRA contract and paid the $4.0 million milestone to Evolva in the second quarter of 2015.

For the years ended December 31, 2016 and 2015, the contingent consideration obligations associated with RSDL decreased by $5.4 million and $1.5 million, respectively. The fair value of the RSDL contingent consideration obligations decreased as a result of management's assessment of the assumed and actual achievement of future net sales, which are inputs that have no observable market (Level 3). These changes are classified in the Company's statement of operations as cost of product sales and contract manufacturing.

The following table is a reconciliation of the beginning and ending balance of the liabilities measured at fair value using significant unobservable inputs (Level 3) during the years ended December 31, 2016 and 2015.

(in thousands)
Balance at December 31, 2014	$40,037
(Income) expense included in earnings	(10,884)
Settlements	(4,803)
Purchases, sales and issuances	805
Transfers in/(out) of Level 3	-
Balance at December 31, 2015	$25,155
(Income) expense included in earnings	(10,857)
Settlements	(1,113)
Purchases, sales and issuances	-
Transfers in/(out) of Level 3	-
Balance at December 31, 2016	$13,185

Separate disclosure is required for assets and liabilities measured at fair value on a recurring basis from those measured at fair value on a non-recurring basis. As of December 31, 2016, there were no assets or liabilities measured at fair value on a non-recurring basis. As of December 31, 2015, the in-process research and development asset for the EV-035 series of molecules was measured at fair value on a non-recurring basis.

5. Accounts receivable

Accounts receivable consist of the following:

	December 31,
(in thousands)	2016	2015
Billed	$90,439	$95,735
Unbilled	48,039	18,171
Total	$138,478	$113,906

 Unbilled accounts receivable has increased by $29.9 million due to the timing of billings to under our contract with the U.S. government related to construction activities at our Bayview site and development work associated with Ebola.

6. Inventories

Inventories consist of the following:

	December 31,
(in thousands)	2016	2015
Raw materials and supplies	$30,687	$21,275
Work-in-process	19,821	32,709
Finished goods	23,494	6,903
Total inventories	$74,002	$60,887

7. Property, plant and equipment

Property, plant and equipment consist of the following:

	December 31,
(in thousands)	2016	2015
Land and improvements	$20,340	$16,520
Buildings, building improvements and leasehold improvements	147,130	108,908
Furniture and equipment	190,157	129,933
Software	52,564	39,683
Construction-in-progress	77,813	126,531
	488,004	421,575
Less: Accumulated depreciation and amortization	(111,556)	(93,767)
Total property, plant and equipment, net	$376,448	$327,808

For the year ended December 31, 2016, construction-in-progress primarily includes costs related to the build out of the Company's CIADM manufacturing facility. For the year ended December 31, 2015, construction-in-progress primarily included costs related to Building 55, the Company's large-scale manufacturing facility which was placed in service in June 2016.

Depreciation and amortization expense was $28.0 million, $23.7 million and $22.3 million for the years ended December 31, 2016, 2015 and 2014, respectively.

8. Intangible assets, in-process research and development and goodwill

As of October 1, 2016, the Company performed a qualitative assessment of goodwill associated with the Therapeutics and Vaccines reporting unit, Contract Manufacturing reporting unit, and the Medical Devices reporting unit. The Company completed its annual impairment assessments for its IPR&D assets and goodwill as of October 1, 2015 and determined that the fair value of the Company's IPR&D assets and reporting units was significantly in excess of carrying value. As of October 1, 2015, the Company performed a qualitative assessment of goodwill associated with the Therapeutics and Vaccines reporting unit, Contract Manufacturing reporting unit, and the Medical Devices reporting unit.

Intangible assets consisted of the following:

(in thousands)	Total
Cost basis
Balance at December 31, 2015	$57,099
Additions	-
Balance at December 31, 2016	$57,099

Accumulated amortization
Balance at December 31, 2015	$(16,341)
Amortization	(6,893)
Balance at December 31, 2016	$(23,234)

Net book value at December 31, 2016	$33,865

For the years ended December 31, 2016, 2015 and 2014, the Company recorded amortization expense of $6.9 million, $7.4 million and $7.0 million, respectively, for intangible assets, which has been recorded in operating expenses, specifically selling, general and administrative and cost of product sales and contract manufacturing. As of December 31, 2016, the weighted average amortization period remaining for intangible assets is 75 months.

Future amortization expense as of December 31, 2016 is as follows:

(in thousands)
2017	$6,217
2018	6,217
2019	5,738
2020	5,657
2021 and beyond	10,036
Total remaining amortization	$33,865

The following table is a summary of changes in goodwill by reporting unit:

(in thousands)	Therapeutics and vaccines	Contract manufacturing	Medical devices	Total
Cost Basis
Balance at December 31, 2015	$24,349	$6,736	$9,916	$41,001
Additions	-	-	-	-
Balance at December 31, 2016	$24,349	$6,736	$9,916	$41,001

In September 2015, the Company received data for the leading molecule in the EV-035 series of molecules, GC-072, that indicated a potential toxicity issue. The Company considered this information an indicator of impairment of the related EV-035 series of molecules IPR&D asset, and completed an impairment assessment of this asset. Based on this assessment, the Company recorded a non-cash impairment charge of $9.8 million, which is included in the Company's statement of operations as research and development expense. The remaining carrying value of the EV-035 series of molecules IPR&D asset was $0.7 million as of December 31, 2015. This remaining amount was impaired during the year ended December 31, 2016 based upon delays in the development time line. The impairment assessment was performed using the income approach which discounts expected future cash flows to present value. The projected cash flows for the EV-035 series of molecules were based on key assumptions including: estimates of revenues and operating profits considering its stage of development, the time and resources needed to complete the development and approval of the product candidate, the life of the potential commercialized product and associated risks, including the inherent difficulties and uncertainties in developing a product candidate, such as obtaining marketing approval from the FDA and other regulatory agencies, and risks related to the viability of and potential for alternative treatments in any future target markets.

As a result of the impairment of the EV-035 series of molecules IPR&D asset, the Company also performed an interim goodwill qualitative impairment assessment of the Vaccines and Therapeutics reporting unit, which contained $22.0 million of the goodwill reported on the Company's consolidated balance sheets as of September 30, 2015. Based on the assessment, the Company concluded that the goodwill was not impaired.

9. Long-term debt

On January 29, 2014, the Company issued $250.0 million aggregate principal amount of 2.875% Convertible Senior Notes due 2021 (the "Notes"). The Notes bear interest at a rate of 2.875% per year, payable semi-annually in arrears on January 15 and July 15 of each year. The Notes mature on January 15, 2021, unless earlier purchased by the Company or converted. The original conversion rate is equal to 30.8821 shares of common stock per $1,000 principal amount of notes (which is equivalent to a conversion price of approximately $32.38 per share of common stock). The conversion rate is subject to adjustment upon the occurrence of certain specified events but will not be adjusted for accrued and unpaid interest. The Company incurred approximately $8.3 million in debt issuance costs associated with the Notes, which has been capitalized on the consolidated balance sheets and is being amortized over seven years. As of August 1, 2016, certain conversion features were triggered due to the completion of the Aptevo spin-off. The conversion rate under the Notes was adjusted in accordance with the terms of the indenture. Effective August 12, 2016, the conversion rate was adjusted to 32.3860 shares of common stock per $1,000 principal amount of notes (which is equivalent to a conversion price of approximately $30.88 per share of common stock).

On December 11, 2013, the Company entered into a senior secured credit agreement (the "Credit Agreement") with three lending financial institutions. The Credit Agreement provided for a revolving credit facility of up to $100.0 million through December 11, 2018 (or such earlier date required by the terms of the Credit Agreement). Under the revolving credit facility, the Company is required to pay an unused fee of approximately 0.5% annually, on a quarterly basis. In addition, during the year ended December 31, 2014, the Company expensed $1.8 million of debt issuance cost associated with the term loan facility. As of December 31, 2016 and 2015, no amounts were drawn under the revolving credit facility.

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

The Credit Agreement, as amended, contains affirmative and negative covenants customary for financings of this type. Negative covenants in the Credit Agreement limit the Company's ability to, among other things: incur indebtedness (other than the issuance of the Notes) and liens; dispose of assets; make investments including loans, advances or guarantees; and enter into certain mergers or similar transactions. The Credit Agreement also contains financial covenants, tested quarterly and in connection with any triggering events under the Credit Agreement that include the maintenance of: (1) a minimum consolidated debt service coverage ratio of 2.50 to 1.00, (2) a maximum consolidated leverage ratio for the period ending on or prior to September 30, 2014 of 4.00 to 1.00, for the measurement period ending December 31, 2014 of 3.75 to 1.00, and thereafter of 3.50 to 1.00, and (3) a minimum liquidity requirement of $50.0 million. Upon the occurrence and continuance of an event of default under the Credit Agreement, the commitments of the lenders to make loans under the Credit Agreement may be terminated and the Company's payment obligations under the Credit Agreement may be accelerated. The events of default under the Credit Agreement include, among others, subject in some cases to specified cure periods: payment defaults; inaccuracy of representations and warranties in any material respect; defaults in the observance or performance of covenants; bankruptcy and insolvency related defaults; the entry of a final judgment in excess of a threshold amount; change of control; and the invalidity of loan documents relating to the Credit Agreement. The Company was in compliance with these covenants as of December 31, 2016 and 2015.

As of December 31, 2015, the Company reclassified debt issuance costs of $1.2 million and $4.9 million from prepaid expenses and other current assets and other assets, respectively, as a reduction to long-term debt as a result of the adoption of ASU No. 2015-03.

10. Stockholders' equity

Preferred stock

The Company is authorized to issue up to 15.0 million shares of preferred stock, $0.001 par value per share ("Preferred Stock"). Any Preferred Stock issued may have dividend rights, voting rights, conversion privileges, redemption characteristics, and sinking fund requirements as approved by the Company's board of directors.

Common stock

The Company currently has one class of common stock, $0.001 par value per share common stock ("Common Stock"), authorized and outstanding. The Company is authorized to issue up to 200.0 million shares of Common Stock. Holders of Common Stock are entitled to one vote for each share of Common Stock held on all matters, except as may be provided by law.

Stock options and restricted stock units

As of December 31, 2016, the Company has two stock-based employee compensation plans, the Fourth Amended and Restated Emergent BioSolutions Inc. 2006 Stock Incentive Plan (the "2006 Plan") and the Emergent BioSolutions Employee Stock Option Plan (the "2004 Plan"). The Company refers to both plans together as the "Emergent Plans." On May 19, 2016, the Company's shareholders approved the Fourth Amended and Restated Emergent BioSolutions Inc. 2006 Stock Incentive Plan, and the issuance of 3.8 million shares thereunder. In addition, the Company's shareholders approved an increase in the number of authorized shares of common stock to 200.0 million shares from 100.0 million shares.

In connection with the Separation on August 1, 2016 and in accordance with the employee matters agreement and the Emergent Plans, the Company made certain adjustments to the exercise price and number of equity awards. Continuing Emergent employees with equity awards issued prior to Distribution received an equitable adjustment reflecting a revised exercise price and number of equity awards granted. Continuing Aptevo employees who had been granted Emergent equity awards had their grants canceled and reissued as Aptevo equity awards with an adjusted exercise price.

The following is a summary of option award activity under the Emergent Plans:

	2006 Plan		2004 Plan
	Number of Shares	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2015	2,964,237	$22.73	29,699	$10.28	$52,119,607
Granted	411,698	33.61	-	-
Exercised	(809,638)	19.41	(29,699)	10.28
Forfeited	(96,293)	26.67	-	-
Cancelled	(146,986)	28.33	-	-
Equitable adjustment	236,313	22.90	-	-
Outstanding at December 31, 2016	2,559,331	$22.94	-	$-	$25,348,245
Exercisable at December 31, 2016	1,504,855	$19.59	-	$-	$19,938,451
Options expected to vest at December 31, 2016	849,184	$27.46	-	$-	$4,565,548

The following is a summary of restricted stock unit award activity under the 2006 Plan:

	Number of Shares	Weighted-Average Grant Price	Aggregate Intrinsic Value
Outstanding at December 31, 2015	889,004	$26.86	$35,569,048
Granted	515,782	34.00
Vested	(420,599)	24.68
Forfeited	(80,428)	29.40
Cancelled	(107,514)	30.90
Equitable adjustment	79,339	28.86
Outstanding at December 31, 2016	875,584	$28.94	$28,754,179

The weighted average remaining contractual term of options outstanding as of December 31, 2016 and 2015 was 4.0 years and 4.4 years, respectively. The weighted average remaining contractual term of options exercisable as of December 31, 2016 and 2015 was 3.2 years and 3.4 years, respectively.

 The weighted average grant date fair value of options granted during the years ended December 31, 2016, 2015 and 2014 was $9.24, $8.66 and $8.84, respectively. The total intrinsic value of options exercised during the years ended December 31, 2016, 2015 and 2014 was $15.6 million, $20.2 million and $7.5 million, respectively. The total fair value of awards vested during 2016, 2015 and 2014 was $16.9 million, $14.4 million and $12.3 million, respectively. As of the year ended December 31, 2016, the total compensation cost and weighted average period over which total compensation is expected to be recognized related to unvested equity awards was $18.0 million and 1.86 years, respectively.

On July 14, 2016, the Company's board of directors authorized management to repurchase, from time to time, up to an aggregate of $50 million of the Company's common stock under a board-approved share repurchase program. The timing, amount, and price of any repurchases will be made pursuant to one or more 10b5-1 plans. The term of the board authorization of the repurchase program is until December 31, 2017. The program will permit shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The repurchase program may be suspended or discontinued at any time. Any repurchased shares will be available for use in connection with the Company's stock plans and for other corporate purposes. As of December 31, 2016, the Company has neither implemented a repurchase plan nor repurchased any shares under this program.

Stock-based compensation expense was recorded in the following financial statement line items:

	Years ended December 31,
(in thousands)	2016	2015	2014
Cost of product sales	$997	$1,183	$1,145
Research and development	2,297	2,324	2,779
Selling, general and administrative	14,062	11,234	7,830
Continuing operations	17,356	14,741	11,754
Discontinued operations	1,121	1,107	1,075
Total stock-based compensation expense	$18,477	$15,848	$12,829

11. Income taxes

Significant components of the provisions for income taxes attributable to operations consist of the following:

	Year ended December 31,
(in thousands)	2016	2015	2014
Current
Federal	$29,244	$38,957	$22,988
State	2,331	2,221	959
International	1,002	2,029	828
Total current	32,577	43,207	24,775
Deferred
Federal	9,979	(119)	3,332
State	(272)	(111)	209
International	(5,587)	1,323	1,612
Total deferred	4,120	1,093	5,153
Total provision for income taxes	$36,697	$44,300	$29,928

The Company's net deferred tax asset (liability) consists of the following:

	December 31,
(in thousands)	2016	2015
Federal losses carryforward	$4,130	$5,394
State losses carryforward	13,682	12,751
Research and development carryforward	3,647	3,545
Scientific research and experimental development credit carryforward	16,594	25,771
Intangible assets	-	5,792
Stock compensation	8,389	9,391
Foreign deferrals	58,647	80,920
Inventory reserves	2,273	3,754
Other	5,569	8,484
Deferred tax asset	112,931	155,802
Fixed assets	(30,728)	(31,925)
Intangible assets	(5,882)	(4,760)
Other	(16,047)	(17,192)
Deferred tax liability	(52,657)	(53,877)
Valuation allowance	(54,178)	(90,639)
Net deferred tax (liabilities)/ asset	$6,096	$11,286

As of December 31, 2016, the Company currently has approximately $11.8 million ($4.1 million tax effected) in net operating loss carryforwards along with $3.7 million in research and development tax credit carryforwards for U.S. federal tax purposes that will begin to expire in 2026 and 2023, respectively. The U.S. federal tax carryforwards are recorded with no valuation allowance. The Company has $255.1 million ($13.7 million tax effected) in state net operating loss carryforwards, primarily in Maryland, that will begin to expire in 2018. The U.S. state tax loss carryforwards are recorded with a valuation allowance of $191.7 million ($10.3 million tax effected). The Company has approximately $170.3 million ($43.9 million tax effected) in net operating losses from foreign jurisdictions (excluding Canada) that will have an indefinite life unless the foreign entities have a change in the nature or conduct of the business in the three years following a change in ownership. A valuation allowance in respect to these foreign losses has been recorded in the amount of $43.9 million. The Company has approximately $43.6 million ($11.7 million tax effected) in Canadian loss carryforwards which are recorded with no valuation allowance. The Company currently has approximately $0.5 million of Canadian federal scientific research and experimental development credit carryforwards that will begin to expire in 2027. In addition, the Company has approximately $16.1 million in Manitoba scientific research and experimental development credit carryforwards that will begin to expire in 2024. The use of any of these net operating losses and research and development tax credit carryforwards may be restricted due to changes in the Company's ownership.

The provision for income taxes differs from the amount of taxes determined by applying the U.S. federal statutory rate to loss before provision for income taxes as a result of the following:

	Year ended December 31,
(in thousands)	2016	2015	2014
US	$63,330	$117,385	$76,909
International	35,891	18,331	7,285
Earnings before taxes on income	99,221	135,716	84,194

Federal tax at statutory rates	$34,738	$47,475	$29,468
State taxes, net of federal benefit	529	852	650
Impact of foreign operations	(9,937)	(1,640)	(1,176)
Change in valuation allowance	10,458	(950)	1,091
Effect of foreign rates	(720)	-	-
Tax credits	(1,572)	(2,088)	(1,743)
Other differences	1,823	733	126
Permanent differences	1,378	(82)	1,512
Provision for income taxes	$36,697	$44,300	$29,928

The effective annual tax rate for the years ended December 31, 2016, 2015 and 2014 was 37%, 33% and 36%, respectively.

The increase in the effective annual tax rate in 2016 is primarily related to tax on the sale, within the Company's consolidated group, of assets from Canadian subsidiaries to U.S. subsidiaries in preparation of the spin-off of Aptevo, and a valuation allowance charge recorded in its continuing operations related to Aptevo deferred tax assets prior to the distribution. The Company determined that upon spin-off, the deferred tax assets of Aptevo would be unrealizable. The increase in the effective annual tax rate as a result of the above was partially offset by a release of valuation allowances associated with Canadian Scientific Research and Experimental Development tax credits. Finally, the Company had a shift in the jurisdictional mix of earnings in the current year which contributed to the change in the effective annual tax rate.

The Company recognizes interest in interest expense and recognizes potential penalties related to unrecognized tax benefits in selling, general and administrative expense. Of the total unrecognized tax benefits recorded at December 31, 2016 and 2015, $0.5 million and $0.3 million, respectively, is classified as a current liability and $1.3 million and $1.1 million, respectively, is classified as a non-current liability on the balance sheet.

The table below presents the gross unrecognized tax benefits activity for 2016, 2015 and 2014:

(in thousands)
Gross unrecognized tax benefits at December 31, 2013	$1,121
Increases for tax positions for prior years	150
Decreases for tax positions for prior years	-
Increases for tax positions for current year	102
Settlements	-
Lapse of statute of limitations	(125)
Gross unrecognized tax benefits at December 31, 2014	1,248
Increases for tax positions for prior years	150
Decreases for tax positions for prior years	-
Increases for tax positions for current year	59
Settlements	-
Lapse of statute of limitations	-
Gross unrecognized tax benefits at December 31, 2015	1,457
Increases for tax positions for prior years	5
Decreases for tax positions for prior years	-
Increases for tax positions for current year	299
Settlements	-
Lapse of statute of limitations	-
Gross unrecognized tax benefits at December 31, 2016	$1,761

When resolved, substantially all of these reserves would impact the effective tax rate.

The Company's federal and state income tax returns for the tax years 2011 to 2015 remain open to examination. The Company's tax returns in the United Kingdom remain open to examination for the tax years 2007 to 2015, and tax returns in Germany remain open indefinitely. The Company's tax returns for Canada remains open to examination for the tax years 2009 to 2015.

As of December 31, 2016, the Company's 2011 and 2012 federal income tax returns are under audit.

12. Purchase commitment

During 2014 the Company entered into a contract with Norwood Laboratories Inc. ("Norwood") to purchase $15.2 million of raw materials related to the Company's RSDL product. For the years ended December 31, 2016, 2015 and 2014, the Company purchased $4.5 million, $6.2 million and $1.5 million, respectively, of materials under this commitment.

13. 401(k) savings plan

The Company has established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. The 401(k) Plan covers substantially all U.S. employees. Under the 401(k) Plan, employees may make elective salary deferrals. The Company currently provides for matching of qualified deferrals up to 50% of the first 6% of the employee's salary. During the years ended December 31, 2016, 2015, and 2014, the Company made matching contributions of approximately $2.5 million, $2.2 million and $2.1 million, respectively.

14. Related party transactions

In November 2015, the Company entered into a consulting arrangement with a member of the Company's Board of Directors, amended in July 2016, to provide assistance in connection with the planned spin-off of Aptevo. The total compensation under the agreement was approximately $0.2 million per year. The consulting agreement terminated on August 1, 2016.

The Company entered into an agreement in February 2009 with an entity controlled by family members of the Company's Executive Chairman to market and sell BioThrax. The agreement was effective as of November 2008 and requires payment based on a percentage of net sales of biodefense products of 17.5% in Saudi Arabia and 15% in Qatar and United Arab Emirates, and reimbursement of certain expenses. No expenses were incurred under this agreement during 2016, 2015 and 2014.

15. Earnings per share

The following table presents the calculation of basic and diluted net income per share:

	Years ended December 31,
(in thousands, except share and per share data)	2016	2015	2014
Numerator:
Net income from continuing operations	$62,524	$91,416	$54,266
Interest expense, net of tax	3,255	3,019	2,879
Amortization of debt issuance costs, net of tax	781	868	735
Net income, adjusted from continuing operations	66,560	95,303	57,880
Net loss from discontinued operations	(10,748)	(28,546)	(17,525)
Net income, adjusted	$55,812	$66,757	$40,355

Denominator:
Weighted-average number of shares-basic	40,184,159	38,595,435	37,344,891
Dilutive securities-equity awards	1,054,453	939,882	737,391
Dilutive securities-convertible debt	8,096,500	7,720,525	7,720,525
Weighted-average number of shares-diluted	49,335,112	47,255,842	45,802,807

Net income per share-basic from continuing operations	$1.56	$2.37	$1.45
Net loss per share-basic from discontinued operations	(0.27)	(0.74)	(0.47)
Net income per share-basic	$1.29	$1.63	$0.98

Net income per share-diluted from continuing operations	$1.35	$2.02	$1.26
Net loss per share-diluted from discontinued operations	(0.22)	(0.61)	(0.38)
Net income per share-diluted	$1.13	$1.41	$0.88

For the year ending December 31, 2016 and 2015, substantially all of the outstanding stock options to purchase shares of common stock were included in the calculation of diluted earnings per share. For the years ending December 31, 2014, outstanding stock options to purchase approximately 1.4 million shares of common stock, respectively, are not considered in the diluted earnings per share calculation because the exercise price of these options is greater than the average per share closing price during the year and their effect would be anti-dilutive.

16. Restructuring

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

The Company has completed this restructuring. The costs of the restructuring as of December 31, 2016 are detailed below:

	Incurred in	Inception to Date	Total Expected
(in thousands)	2016	Costs Incurred	to be Incurred
Termination benefits	$5,246	$5,246	$5,287
Abandonment of equipment	3,749	3,749	3,749
Other costs	691	691	691
Total	$9,686	$9,686	$9,727

During the years ended December 31, 2016, the Company abandoned certain equipment and associated assets at its EBOL facility related to the manufacturing process at Building 12 ("manufacturing process") asset group. The Company recorded a charge for the manufacturing process asset group of $3.7 million. The additional expense is classified in the Company's statements of operations as selling, general and administrative expense.

The following is a summary of the activity for the liabilities related to the EBOL restructuring:

Termination
(in thousands)	Benefits
Balance at December 31, 2015	$-
Expenses incurred	5,246
Amount paid	(889)
Other adjustments	-
Balance at December 31, 2016	$4,357

In addition to the above restructuring costs, the Company also recorded a charge of $2.0 million during the year ended December 31, 2016 related to retention payments for certain employees at the EBOL site.

17. Segment information

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

For the years ended December 31, 2016, 2015 and 2014, the Company's revenues from the United States comprised 96%, 98% and 96%, respectively, of total revenues. For the years ended December 31, 2016, 2015 and 2014, product revenues from BioThrax comprised approximately 80%, 89% and 87%, respectively, of total product revenues. As of December 31, 2016, 2015 and 2014, there were no other product sales in excess of 10% of total product sales revenues.

For years ended December 31, 2016 and 2015, the Company had long-lived assets outside of the United States of approximately $28.4 million and $25.8 million, respectively, which are primarily located within Canada.

18. Quarterly financial data (unaudited)

Quarterly financial information for the years ended December 31, 2016 and 2015 is presented in the following tables:

	Quarter Ended
(in thousands, except per share data)	March 31,	June 30,	September 30,	December 31,
2016:
Revenue	$102,964	$91,241	$142,914	$151,663
Income (loss) from operations	21,157	(2,042)	35,478	50,929
Net income (loss) from continuing operations	11,889	(2,042)	20,388	32,289
Net income (loss) from discontinued operations (1)	(7,898)	(8,905)	952	5,103
Net income (loss)	3,991	(10,947)	21,340	37,392

Net income (loss) per share from continuing operations-basic	$0.30	$(0.05)	$0.50	$0.80
Net income (loss) per share from discontinued operations-basic	(0.20)	(0.22)	0.02	0.13
Net income (loss) per share-basic	$0.10	$(0.27)	$0.52	$0.93

Net income (loss) per share from continuing operations-diluted	$0.26	$(0.05)	$0.43	$0.67
Net income (loss) per share from discontinued operations-diluted	(0.16)	(0.22)	0.02	0.10
Net income (loss) per share-diluted	$0.10	$(0.27)	$0.45	$0.77

2015
Revenue	$52,147	$119,022	$158,378	$159,784
Income (loss) from operations	(21,895)	35,104	63,159	65,146
Net income (loss) from continuing operations	(15,728)	22,565	42,088	42,491
Net loss from discontinued operations	(5,792)	(8,465)	(5,145)	(9,144)
Net income (loss)	(21,520)	14,100	36,943	33,347

Net income (loss) per share from continuing operations-basic	$(0.42)	$0.59	$1.08	$1.08
Net loss per share from discontinued operations-basic	(0.15)	(0.22)	(0.14)	(0.23)
Net income (loss) per share-basic	$(0.57)	$0.37	$0.94	$0.85

Net income (loss) per share from continuing operations-diluted	$(0.42)	$0.50	$0.90	$0.90
Net loss per share from discontinued operations-diluted	(0.15)	(0.18)	(0.11)	(0.19)
Net income (loss) per share-diluted	$(0.57)	$0.32	$0.79	$0.71

(1) Reflects a change in estimate attributed to higher pretax income within continuing operations. According to the ordering rules of intraperiod tax allocation, the residual amount of change after determining the effective rate for continuing operations is allocated to discontinued operations.

19. Litigation

On July 19, 2016, Plaintiff William Sponn, or Sponn, filed a putative class action complaint in the United States District Court for the District of Maryland on behalf of purchasers of the Company's common stock between January 11, 2016 and June 21, 2016, inclusive, or the Class Period, seeking to pursue remedies under the Securities Exchange Act of 1934 against the Company and certain of its senior officers and directors, collectively, the Defendants. The complaint alleges, among other things, that the Company made materially false and misleading statements about the government's demand for BioThrax and expectations that the Company's five-year exclusive procurement contract with HHS would be renewed and omitted certain material facts. Sponn is seeking unspecified damages, including legal costs. On October 25, 2016 the Court added City of Cape Coral Municipal Firefighters' Retirement Plan and City of Sunrise Police Officers' Retirement Plan as plaintiffs and appointed them Lead Plaintiffs and Robins Geller Rudman & Dowd LLP as Lead Counsel. On December 27, 2016 the plaintiffs filed an amended complaint that cites the same class period, names the same defendants and makes similar allegations to the original complaint. The Company filed a Motion to Dismiss on February 27, 2017. The Defendants believe that the allegations in the complaint are without merit and intend to defend themselves vigorously against those claims. As of the date of this filing, the range of potential loss cannot be determined or estimated.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2016, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of December 31, 2016, our internal control over financial reporting was effective based on those criteria.

Ernst & Young LLP, the independent registered public accounting firm that has audited our consolidated financial statements included herein, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2016, a copy of which is included in this annual report on Form 10-K.

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

Except as otherwise described above, there have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Ernst & Young LLP,
Independent Registered Public Accounting Firm,
Regarding Internal Control Over Financial Reporting

The Board of Directors and Stockholders of Emergent BioSolutions Inc. and subsidiaries

We have audited Emergent BioSolutions Inc. and subsidiaries' internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). Emergent BioSolutions Inc. and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, Emergent BioSolutions Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Emergent BioSolutions Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2016 of Emergent BioSolutions Inc. and subsidiaries and our report dated February 27, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia
February 27, 2017

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

The remaining information required by Item 10 is hereby incorporated by reference from our Definitive Proxy Statement relating to our 2017 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated by reference from our Definitive Proxy Statement relating to our 2017 annual meeting of stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is hereby incorporated by reference from our Definitive Proxy Statement relating to our 2017 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated by reference from our Definitive Proxy Statement relating to our 2017 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is hereby incorporated by reference from our Definitive Proxy Statement relating to our 2017 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements

The following financial statements and supplementary data are filed as a part of this annual report on Form 10-K in Part I, Item 8.

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2016 and 2015
Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014
Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014
Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014
Consolidated Statement of Changes in Stockholders' Equity for the years ended December 31, 2016, 2015 and 2014
Notes to Consolidated Financial Statements

Financial Statement Schedules

Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2016, 2015 and 2014 has been filed as part of this annual report on Form 10-K. All other financial statement schedules are omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

Exhibits

Those exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index immediately preceding the exhibits hereto and such listing is incorporated herein by reference.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(in thousands)	Beginning Balance	Charged to costs and expenses	Deductions	Ending Balance
Year ended December 31, 2016
Inventory allowance	$1,637	$9,950	$(8,052)	$3,535
Prepaid expenses and other current assets allowance	1,981	2,887	-	4,868

Year ended December 31, 2015
Inventory allowance	$1,314	$6,258	$(5,935)	$1,637
Prepaid expenses and other current assets allowance	1,885	96	-	1,981

Year ended December 31, 2014
Inventory allowance	$963	$3,185	$(2,834)	$1,314
Prepaid expenses and other current assets allowance	1,446	439	-	1,885

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMERGENT BIOSOLUTIONS INC.

By: /s/ Daniel J. Abdun-Nabi
Daniel J. Abdun-Nabi
President and Chief Executive Officer
Date: February 27, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Daniel J. Abdun-Nabi Daniel J. Abdun-Nabi	President, Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2017

/s/Robert G. Kramer Robert G. Kramer	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 27, 2017

/s/Fuad El-Hibri Fuad El-Hibri	Executive Chairman of the Board of Directors	February 27, 2017

/s/Zsolt Harsanyi Zsolt Harsanyi, Ph.D.	Director	February 27, 2017

/s/Dr. Kathryn Zoon
Dr. Kathryn Zoon	Director	February 27, 2017

/s/Ronald B. Richard Ronald B. Richard	Director	February 27, 2017

/s/Louis W. Sullivan, M.D. Louis W. Sullivan, M.D.	Director	February 27, 2017

/s/Dr. Sue Bailey Dr. Sue Bailey	Director	February 27, 2017

/s/George Joulwan George Joulwan	Director	February 27, 2017

/s/Jerome Hauer Jerome Hauer, Ph.D.	Director	February 27, 2017

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

3.1		Third Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3 to the Company's Quarterly Report on Form 10-Q filed on August 5, 2016).
3.2		Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3 to the Company's Current Report on Form 8-K filed on August 16, 2012).
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

4.3
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

10.5	#
Fourth Amendment to Credit Agreement, dated as of August 5, 2016, among the Company, as borrower, certain of its subsidiaries party thereto, as guarantors, Bank of America, N.A., as administrative agent, and certain financial institutions party thereto as lenders.

10.6	#
Fifth Amendment to Credit Agreement, dated as of November 30, 2016, among the Company, as borrower, certain of its subsidiaries party thereto, as guarantors, Bank of America, N.A., as administrative agent, and certain financial institutions party thereto as lenders.

10.7	*
Emergent BioSolutions Inc. Employee Stock Option Plan, as amended and restated on January 26, 2005 (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1 filed on August 14, 2006) (Registration No. 333-136622).

10.8	*
Emergent BioSolutions Inc. 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to Amendment No. 5 to the Company's Registration Statement on Form S-1 filed on October 30, 2006) (Registration No. 001-33137).

10.9	*	Amended and Restated Emergent BioSolutions Inc. 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on August 7, 2009).
10.10	*
Second Amended and Restated Emergent BioSolutions Inc. 2006 Stock Incentive Plan (incorporated by reference to Appendix A to the Company's definitive proxy statement on Schedule 14A filed on April 6, 2012).

10.11	*
Third Amended and Restated Emergent BioSolutions Inc. 2006 Stock Incentive Plan (incorporated by reference to Appendix A to the Company's definitive proxy statement on Schedule 14A filed on April 7, 2014).

10.12	*	Fourth Amended and Restated Emergent BioSolutions Inc. 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on August 5, 2016)..
10.13	*	Form of Director Nonstatutory Stock Option Agreement (incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K filed on March 8, 2013).
10.14	*	Form of Director Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K filed on March 8, 2013).
10.15	*	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K filed on March 8, 2013).
10.16	*	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K filed on March 8, 2013).
10.17	*	Form of Performance-Based Stock Unit Award Agreement (incorporated by reference to Exhibit 10 to the Company's Current Report on Form 8-K filed on February 21, 2017).
10.18	*	Form of Indemnity Agreement for directors and senior officers (incorporated by reference to Exhibit 10 to the Company's Current Report on Form 8-K filed on January 18, 2013).
10.19	*	Director Compensation Program (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K filed on March 8, 2013).
10.20	*	Annual Bonus Plan for Executive Officers (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K filed on March 5, 2010).
10.21	*	Amended and Restated Senior Management Severance Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 22, 2011).
10.22	*	Second Amended and Restated Senior Management Severance Plan (incorporated by reference to Exhibit 10 to the Company's Current Report on Form 8-K filed on July 16, 2015).
10.23
Amended and Restated Marketing Agreement, dated as of November 5, 2008, between Emergent Biodefense Operations Lansing LLC (formerly known as Emergent Biodefense Operations Lansing Inc.) and Intergen N.V. (incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K filed on March 6, 2009).

10.24	#††
Solicitation/Contract/Order for Commercial Items (the "CDC BioThrax Procurement Contract"), effective December 8, 2016, from the Centers for Disease Control and Prevention to Emergent Biodefense Operations Lansing LLC.

10.25	†
Award/Contract (the "BARDA NuThrax Contract"), effective September 30, 2016, from the BioMedical Advanced Research and Development Authority to Emergent Product Development Gaithersburg Inc. (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on November 9, 2016).

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

Attached as Exhibit 101 to this Annual Report on Form 10-K are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2016 and 2015, (ii) Consolidated Statements of Operations for the Years Ended December 31, 2016, 2015 and 2014, (iii) Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2016, 2015 and 2014 (iv) Consolidated Statements of Cash Flows for the Years Ended December 31, 2016, 2015 and 2014, (v) Consolidated Statements of Changes in Stockholders' Equity for the Years ended December 31, 2016, 2015 and 2014, and (vi) Notes to Consolidated Financial Statements.