Form 10-Q
period 2017-03-31
Emergent BioSolutions Inc.
filed 2017-05-05
CIK 1367644

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

☑ Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company  ☐ Emerging growth company
(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

As of April 28, 2017, the registrant had 40,974,436 shares of common stock outstanding.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q and the documents we incorporate by reference include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, including statements regarding the future earnings and performance of Emergent BioSolutions Inc. or any of our businesses, our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management, are forward-looking statements. We generally identify forward-looking statements by using words like "believes," "expects," "anticipates," "intends," "plans," "forecasts," "estimates" and similar expressions in conjunction with, among other things, discussions of financial performance or financial condition, growth strategy, product sales, manufacturing capabilities, product development, regulatory approvals or expenditures. These forward-looking statements are based on our current intentions, beliefs and expectations regarding future events. We cannot guarantee that any forward-looking statement will be accurate. You should realize that if underlying assumptions prove inaccurate or unknown risks or uncertainties materialize, actual results could differ materially from our expectations. You are, therefore, cautioned not to place undue reliance on any forward-looking statement. Any forward-looking statement speaks only as of the date on which such statement is made, and, except as required by law, we do not undertake to update any forward-looking statement to reflect new information, events or circumstances.

There are a number of important factors that could cause our actual results to differ materially from those indicated by such forward-looking statements, including, among others:

▪	appropriations for the procurement of BioThrax® (Anthrax Vaccine Adsorbed) and our other countermeasures addressing public health threats;
▪	our ability to perform under our contracts with the U.S. government related to BioThrax, including the timing of deliveries;
▪	our ability to obtain Emergency Use Authorization pre-approval for NuThrax from the U.S. Food and Drug Administration;
▪	the availability of funding for our U.S. government grants and contracts;
▪	our ability to successfully execute our growth strategy and achieve our financial and operational goals;
▪	our ability to successfully integrate and develop the products or product candidates, programs, operations and personnel of any entities or businesses that we acquire;
▪	our ability to identify and acquire companies or in-license products or late-stage product candidates that satisfy our selection criteria;
▪	our ability to realize synergies and benefits from acquisitions or in-licenses within expected time periods or at all;
▪
our ability to successfully identify and respond to new development contracts with the U.S. government, as well as successfully maintain, through achievement of development milestones, current development contracts with the U.S. government;

▪	our ability to obtain and maintain intellectual property protection for our products and product candidates;
▪	our ability and plans to expand and utilize our manufacturing facilities and capabilities;
▪	our ability and the ability of our contractors and suppliers to maintain compliance with current good manufacturing practices and other regulatory obligations;
▪	the results of regulatory inspections;
▪	the operating and financial restrictions placed on us and our subsidiaries under our senior secured credit facility;
▪	the outcome of the class action lawsuit filed against us and possible other future material legal proceedings;
▪	the rate and degree of market acceptance and clinical utility of our products;
▪	the success of our ongoing and planned development programs, non-clinical activities and clinical trials of our product candidates;
▪	our ability to obtain and maintain regulatory approvals for our product candidates and the timing of any such approvals;
▪	the success of our commercialization, marketing and manufacturing capabilities and strategy; and
▪	the accuracy of our estimates regarding future revenues, expenses, capital requirements and needs for additional financing.

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

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Emergent BioSolutions Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share and per share data)

	March 31, 2017	December 31, 2016
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$270,170	$271,513
Accounts receivable, net	128,082	138,478
Inventories	70,732	74,002
Income tax receivable, net	6,771	9,996
Prepaid expenses and other current assets	13,411	16,229
Total current assets	489,166	510,218

Property, plant and equipment, net	381,102	376,448
Intangible assets, net	32,311	33,865
Goodwill	41,001	41,001
Deferred tax assets, net	5,022	6,096
Other assets	3,037	2,483
Total assets	$951,639	$970,111

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$27,179	$34,649
Accrued expenses and other current liabilities	4,346	6,368
Accrued compensation	23,318	34,537
Notes payable	-	20,000
Contingent consideration, current portion	2,216	3,266
Deferred revenue, current portion	10,647	7,036
Total current liabilities	67,706	105,856

Contingent consideration, net of current portion	9,601	9,919
Long-term indebtedness	248,394	248,094
Deferred revenue, net of current portion	13,887	8,433
Other liabilities	1,632	1,604
Total liabilities	341,220	373,906

Stockholders' equity:
Preferred stock, $0.001 par value; 15,000,000 shares authorized, 0 shares issued and outstanding at both March 31, 2017 and December 31, 2016	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized, 41,380,108 shares issued and 40,954,615 shares outstanding at March 31, 2017; 40,996,890 shares issued and 40,574,060 shares outstanding at December 31, 2016	41	41
Treasury stock, at cost, 425,493 and 422,830 common shares at March 31, 2017 and December 31, 2016, respectively	(6,501)	(6,420)
Additional paid-in capital	355,661	352,435
Accumulated other comprehensive loss	(3,747)	(4,331)
Retained earnings	264,965	254,480
Total stockholders' equity	610,419	596,205
Total liabilities and stockholders' equity	$951,639	$970,111

The accompanying notes are an integral part of these consolidated financial statements.

Emergent BioSolutions Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2017	2016
	(Unaudited)
Revenues:
Product sales	$81,969	$63,753
Contract manufacturing	17,628	7,587
Contracts and grants	17,261	31,624
Total revenues	116,858	102,964

Operating expenses:
Cost of product sales and contract manufacturing	46,322	24,001
Research and development	20,476	26,093
Selling, general and administrative	35,150	31,713
Income from operations	14,910	21,157

Other income (expense):
Interest income	373	186
Interest expense	(1,938)	(1,524)
Other income (expense), net	300	35
Total other expense, net	(1,265)	(1,303)

Income from continuing operations before provision for income taxes	13,645	19,854
Provision for income taxes	3,160	7,965
Net income from continuing operations	10,485	11,889
Net loss from discontinued operations	-	(7,898)
Net income	$10,485	$3,991

Net income from continuing operations - basic	$0.26	$0.30
Net loss from discontinued operations - basic	-	(0.20)
Net income per share - basic	$0.26	$0.10

Net income from continuing operations - diluted	$0.23	$0.27
Net loss from discontinued operations - diluted	-	(0.17)
Net income per share - diluted (1)	$0.23	$0.10

Weighted-average number of shares - basic	40,727,755	39,542,656
Weighted-average number of shares - diluted	49,718,426	48,359,892

(1) See "Earnings per share" footnote for details on calculation.

The accompanying notes are an integral part of these consolidated financial statements.

Emergent BioSolutions Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(in thousands)

	Three Months Ended March 31,
	2017	2016
	(Unaudited)

Net income	$10,485	$3,991
Foreign currency translations, net of tax	584	(1,439)
Comprehensive income	$11,069	$2,552

The accompanying notes are an integral part of these consolidated financial statements.

Emergent BioSolutions Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:	(Unaudited)
Net Income	$10,485	$3,991
Adjustments to reconcile to net cash provided by (used in) operating activities:
Stock-based compensation expense	4,284	5,197
Depreciation and amortization	10,166	8,840
Income taxes	4,299	2,964
Change in fair value of contingent obligations	200	847
Excess tax benefits from stock-based compensation	-	(5,786)
Other	87	71
Changes in operating assets and liabilities:
Accounts receivable	10,561	51,207
Inventories	3,270	(11,264)
Prepaid expenses and other assets	2,338	(5,555)
Accounts payable	81	385
Accrued expenses and other liabilities	(1,962)	(2,045)
Accrued compensation	(11,203)	(8,277)
Provision for chargebacks	-	(278)
Deferred revenue	9,065	1,874
Net cash provided by operating activities	41,671	42,171
Cash flows from investing activities:
Purchases of property, plant and equipment	(20,304)	(18,214)
Net cash used in investing activities	(20,304)	(18,214)
Cash flows from financing activities:
Issuance of common stock upon exercise of stock options	2,957	3,595
Excess tax benefits from stock-based compensation	-	5,786
Taxes paid on behalf of employees for equity activity	(4,015)	(4,377)
Payments of notes payable	(20,000)	-
Contingent obligation payments	(1,568)	(752)
Purchase of treasury stock	(81)	-
Net cash (used in) provided by financing activities	(22,707)	4,252

Effect of exchange rate changes on cash and cash equivalents	(3)	11

Net (decrease) increase in cash and cash equivalents	(1,343)	28,220
Cash and cash equivalents at beginning of period	271,513	312,795
Cash and cash equivalents at end of period	$270,170	$341,015

The accompanying notes are an integral part of these consolidated financial statements.

EMERGENT BIOSOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Summary of significant accounting policies

Basis of presentation and consolidation

The accompanying unaudited consolidated financial statements include the accounts of Emergent BioSolutions Inc. ("Emergent" or the "Company") and its wholly owned and majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited consolidated financial statements included herein have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X issued by the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC.

During the three months ended March 31, 2017, there have been no significant changes to the Company's summary of significant accounting policies contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC, except for revenue recognition associated with the new Biomedical Advanced Research and Development Authority ("BARDA") contract for BioThrax. On March 16, 2017, the Company entered into a contract with BARDA, valued at $100 million for the delivery of BioThrax to the Strategic National Stockpile over a two-year period of performance (the "BARDA BioThrax Contract"). In conjunction with the signing of this contract, the Company entered into a modification to its multi-year contract with BARDA for the advanced development and delivery of NuThrax (the "BARDA NuThrax Contract"). The modification to the BARDA NuThrax Contract increases the number of doses of NuThrax to be delivered under the base period from two million to three million doses with a commensurate reduction in dose price for the initial deliveries. The modification also provides for a discount on the purchase price for doses to be procured during the option period by up to $100 million thereby reducing the total contract value up to $1.5 billion. Due to this modification of the BARDA NuThrax Contract, the Company has determined that these modifications are treated as discounts, and that a portion of the $100 million consideration to be received under the BARDA BioThrax Contract must be allocated to the future deliveries under the BARDA NuThrax Contract. This discount will result in a partial deferral of revenue recognized upon the delivery of BioThrax doses under the BARDA BioThrax Contract. This deferred revenue will then be recognized upon the delivery of NuThrax doses under the BARDA NuThrax Contract, or upon the future extinguishment of the Company's obligation to deliver NuThrax doses to which the discount applies. As of March 31, 2017, the Company has not delivered BioThrax under the BARDA BioThrax Contract.

The Company has classified the results of operations of Aptevo Therapeutics Inc. ("Aptevo") as discontinued operations for the three months ended March 31, 2016. The historical financial statements and footnotes have been revised accordingly. See Note 2. "Discontinued operations" for further details regarding the spin-off. For periods following the spin-off, the Company reports financial results under one business segment.

In the opinion of the Company's management, any adjustments contained in the accompanying unaudited consolidated financial statements are of a normal recurring nature and are necessary to present fairly the financial position of the Company as of March 31, 2017. Interim results are not necessarily indicative of results that may be expected for any other interim period or for an entire year.

Recently issued accounting standards

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU No. 2014-09"). ASU No. 2014-09 supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, as well as most industry-specific guidance, and significantly enhances comparability of revenue recognition practices across entities and industries by providing a principles-based, comprehensive framework for addressing revenue recognition issues. In order for a provider of promised goods or services to recognize as revenue the consideration that it expects to receive in exchange for the promised goods or services, the provider should apply the following five steps: (1) identify the contract with a customer(s); (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU No. 2014-09 also specifies the accounting for some costs to obtain or fulfill a contract with a customer and provides enhanced disclosure requirements. The standard will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company has begun an initial assessment of the potential impact that ASU No. 2014-09 will have on its financial statements and disclosures and believes that there could be changes to the revenue recognition related to the Company's multiple element contracts, primarily those with the U.S. government.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718) ("ASU No. 2016-09"). ASU No. 2016-09 simplifies several aspects of the accounting for share-based payment award transactions, including: (1) the income tax consequences, (2) classification of awards as either equity or liabilities, and (3) classification on the statement of cash flows. As of March 31, 2017, the Company adopted and performed the evaluation required by the standard and did not identify any conditions or events that would have a material impact on the current disclosures in the financial statements. The Company has retrospectively adjusted the operating and financing sections within the statement of cash flows for the classification of employee taxes paid associated with equity award activities for the three months ended March 31, 2016. In addition, the Company prospectively adopted the provisions related to the excess tax benefits, and as a result prior periods were not adjusted. If the Company had adopted this provision retrospectively, there would have been no change to the estimated effective annual tax rate for the period ended March 31, 2016, but there would have been a tax benefit associated with stock option activity of $2,300.0 million recorded in the provision for income taxes on the Company's statement of operations.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business ("ASU No. 2017-01"). ASU No. 2017-01 provides clarification for the definition of a business with the objective of adding guidance and providing a more robust framework to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The new standard will be effective for all annual periods beginning after December 15, 2017. Early adoption is permitted. The Company will assess the impact of this standard when a business combination arises.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 250): Simplifying the Test for Goodwill Impairment ("ASU No. 2017-04"). The standard eliminates the second step in the goodwill impairment test, which requires an entity to determine the implied fair value of the reporting unit's goodwill. Instead, an entity should recognize an impairment loss if the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, with the impairment loss not to exceed the amount of goodwill allocated to the reporting unit. The standard is effective for annual and interim goodwill impairment tests conducted in fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company does not believe that the new standard will have a material impact on its financial statements.

There are no other recently issued accounting pronouncements that are expected to have a material impact on the Company's financial position, results of operations or cash flows.

2. Discontinued operations

On August 1, 2016, the Company completed the spin-off of Aptevo through the distribution of 100% of the outstanding shares of common stock of Aptevo to the Company's shareholders (the "Distribution"). The Distribution was made to the Company's shareholders of record as of the close of business on July 22, 2016 (the "Record Date"), and provided for such shareholders to receive one share of Aptevo common stock for every two shares of Emergent common stock held as of the Record Date. The Distribution was intended to qualify as a tax-free distribution for federal income tax purposes in the United States. In the aggregate, approximately 20.2 million shares of Aptevo common stock were distributed to the Company's shareholders of record as of the Record Date in the Distribution. After the Distribution, the Company no longer holds shares of Aptevo's common stock. In addition, on August 1, 2016, the Company entered into a non-negotiable, unsecured promissory note with Aptevo to provide an additional $20 million in funding, which the Company paid in January 2017.

The historical statements of operations of Aptevo have been presented as discontinued operations in the consolidated financial statements and the prior period has been restated. Discontinued operations include results of Aptevo's business except for certain allocated corporate overhead costs and certain costs associated with transition services provided by the Company to Aptevo. These allocated costs remain part of continuing operations. Due to differences between the basis of presentation for discontinued operations and the basis of presentation as a stand-alone company, the financial results of Aptevo included within discontinued operations for the Company may not be indicative of actual financial results of Aptevo.

In conjunction with the spin-off, the Company entered into a manufacturing services agreement, transition services agreement, a tax matters agreement and an employee matters agreement with Aptevo.Under the terms of the manufacturing services agreement, the Company agreed to provide contract manufacturing services for certain of Aptevo's products commencing on the date of the Distribution and continues for 10 years. Under the terms of the transition services agreement, the Company agreed to provide on an interim, transitional basis, various services, including, but not limited to, accounts payable administration, information technology services, regulatory and clinical support, general administrative services and other support services commencing on the date of the Distribution and terminating up to two years following the date of the Distribution.

The following table summarizes results from discontinued operations of Aptevo included in the consolidated statements of operations:

Three Months Ended March 31,
(in thousands)	2016

Revenues:
Product sales	$7,952
Collaborations	85
Total revenues	8,037

Operating expense:
Cost of product sales	4,502
Research and development	8,061
Selling, general and administrative	8,070
Loss from operations	(12,596)

Other income (expense), net:	81

Loss from discontinued operations before benefit from income taxes	(12,515)
Benefit from income taxes	(4,617)
Net loss from discontinued operations	$(7,898)

The following table summarizes the cash flows of Aptevo included in the March 31, 2016 consolidated statements of cash flows:

Three Months Ended March 31,
(in thousands)	2016
Net cash used in operating activities	$(6,021)
Net cash used in investing activities	(1,087)
Net cash provided by financing activities	5,689

Net decrease in cash and cash equivalents	$(1,419)

3. Fair value measurements

Contingent consideration are liabilities measured at fair value on a recurring basis. As of March 31, 2017 and December 31, 2016, the fair value of contingent consideration was $11.8 million and $13.2 million, respectively.

On January 29, 2014, the Company issued $250.0 million aggregate principal amount of 2.875% Convertible Senior Notes due 2021 (the "Notes"). The Notes mature on January 15, 2021, unless earlier purchased by the Company or converted. The Notes are subject to the fair value disclosure requirements and are classified as a Level 2 instrument. The estimated fair value of the Notes at March 31, 2017 was $299.6 million.

For the three months ended March 31, 2017, the contingent consideration obligation associated with the EV-035 series of molecules and the broad spectrum antiviral platform program decreased by $0.2 million. For the three months ended March 31, 2016, the contingent consideration obligation associated with the EV-035 series of molecules and the broad spectrum antiviral platform program increased by a nominal amount. The changes are primarily due to the estimated timing and probability of success for certain development and regulatory milestones of the EV-035 series of molecules and the broad spectrum antiviral platform program, which are inputs that have no observable market (Level 3). The decreases and increases in the contingent consideration are classified in the Company's statement of operations as both selling, general and administrative expense and research and development expense.

 For the three months ended March 31, 2017 and 2016, the contingent purchase consideration obligations associated with RSDL increased by $0.4 million and $0.8 million, respectively. The fair value of the RSDL contingent consideration obligations increased primarily due to the expected timing of future net sales, which are inputs that have no observable market (Level 3). These changes are classified in the Company's statement of operations as cost of product sales and contract manufacturing.

The following table is a reconciliation of the beginning and ending balance of the liabilities, consisting only of contingent consideration, measured at fair value using significant unobservable inputs (Level 3) during the three months ended March 31, 2017.

(in thousands)
Balance at December 31, 2016	$13,185
Expense included in earnings	200
Settlements	(1,568)
Purchases, sales and issuances	-
Transfers in/(out) of Level 3	-
Balance at March 31, 2017	$11,817

Separate disclosure is required for assets and liabilities measured at fair value on a recurring basis from those measured at fair value on a non-recurring basis. As of March 31, 2017 and 2016, the Company had no assets or liabilities that were measured at fair value on a non-recurring basis.

4. Inventories

Inventories consisted of the following:

	March 31,	December 31,
(in thousands)	2017	2016
Raw materials and supplies	$33,264	$30,687
Work-in-process	27,326	19,821
Finished goods	10,142	23,494
Total inventories	$70,732	$74,002

5. Property, plant and equipment

Property, plant and equipment consisted of the following:

	March 31,	December 31,
(in thousands)	2017	2016
Land and improvements	$20,376	$20,340
Buildings, building improvements and leasehold improvements	147,481	147,130
Furniture and equipment	192,828	190,157
Software	53,059	52,564
Construction-in-progress	87,330	77,813
Property, plant and equipment, gross	501,074	488,004
Less: Accumulated depreciation and amortization	(119,972)	(111,556)
Total property, plant and equipment, net	$381,102	$376,448

As of March 31, 2017 and December 31, 2016, construction-in-progress primarily includes costs related to the build out of the Company's Center for Innovation in Advanced Development and Manufacturing ("CIADM") facility.

6. Intangible assets and in-process research and development

Intangible assets consisted of the following:

(in thousands)
Cost basis
Balance at December 31, 2016	$57,099
Additions	-
Balance at March 31, 2017	$57,099

Accumulated amortization
Balance at December 31, 2016	$(23,234)
Amortization	(1,554)
Balance at March 31, 2017	$(24,788)

Net balance at March 31, 2017	$32,311

For the three months ended March 31, 2017 and 2016, the Company recorded amortization expense of $1.6 million and $1.8 million, respectively, for intangible assets, which has been recorded in operating expenses, specifically selling, general and administrative and cost of product sales and contract manufacturing. As of March 31, 2017, the weighted average amortization period remaining for intangible assets is 73 months.

7.  Equity

As of March 31, 2017, the Company had one equity awards plan, the Fourth Amended and Restated Emergent BioSolutions Inc. 2006 Stock Incentive Plan (the "2006 Plan"), which includes both stock options and restricted stock units.

The following is a summary of stock option award activity under the 2006 Plan:

	2006 Plan
	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2016	2,559,331	$22.94	$25,348,245
Granted	376,798	30.63
Exercised	(162,642)	18.00
Forfeited	(10,225)	27.38
Outstanding at March 31, 2017	2,763,262	$24.17	$14,763,038

The following is a summary of restricted stock unit award activity under the 2006 Plan:

	Number of Shares	Weighted-Average Grant Price	Aggregate Intrinsic Value
Outstanding at December 31, 2016	875,584	$28.94	$28,754,179
Granted	353,681	30.63
Vested	(350,617)	30.39
Forfeited	(13,989)	28.09
Outstanding at March 31, 2017	864,659	$30.13	$25,109,698

8. Income taxes

The estimated effective annual tax rate for continued operations, which excludes discrete adjustments, was 31% and 34% for the three months ended March 31, 2017 and 2016, respectively. The increase in the estimated effective annual tax rate on continuing operations was primarily due to a change in the distribution of taxable income between U.S. and foreign jurisdictions.

9. Earnings per share

The following table presents the calculation of basic and diluted net income per share:

	Three Months Ended March 31,
(in thousands, except share and per share data)	2017	2016
Numerator:
Net income from continuing operations	$10,485	$11,889
Interest expense, net of tax	907	716
Amortization of debt issuance costs, net of tax	195	215
Net income, adjusted from continuing operations	11,587	12,820
Income (loss) from discontinued operations	-	(7,898)
Net income, adjusted	$11,587	$4,922

Denominator:
Weighted-average number of shares—basic	40,727,755	39,542,656
Dilutive securities—equity awards	894,171	1,096,711
Dilutive securities—convertible debt	8,096,500	7,720,525
Weighted-average number of shares—diluted	49,718,426	48,359,892

Net income per share-basic from continuing operations	$0.26	$0.30
Income (loss) per share-basic from discontinued operations	-	(0.20)
Net income per share-basic	0.26	0.10

Net income per share-diluted from continuing operations	$0.23	$0.27
Income (loss) per share-diluted from discontinued operations	-	(0.17)
Net income per share-diluted	0.23	0.10

For the three months ended March 31, 2017 and 2016, basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.

For the three months ended March 31, 2017 and 2016, diluted earnings per share is computed using the "if-converted" method by dividing the net income adjusted for interest expense and amortization of debt issuance cost, both net of tax, associated with the Notes by the weighted average number of shares of common stock outstanding during the period. The weighted average number of shares is adjusted for the potential dilutive effect of the exercise of stock options and the vesting of restricted stock units along with the assumption of the conversion of the Notes, at the beginning of the period.

For the three months ended March 31, 2017, approximately 0.8 million stock options were excluded from the calculation of diluted earnings per share due to the fact that the exercise prices were in excess of the average per share closing price during the period. For the three months ended March 31, 2016, all of the outstanding stock options to purchase shares of common stock were included in the calculation of diluted earnings per share.

10. Restructuring

In August 2016, the Company adopted a plan to restructure and reprioritize the operations of one of its facilities at the Emergent BioDefense Operations Lansing LLC ("EBOL") site due to the Company's large-scale manufacturing facility at the EBOL site commencing manufacturing operations. Severance and other related costs and asset-related charges are reflected within the Company's consolidated statement of income as a component of selling, general and administrative expense.

The Company has substantially completed the EBOL restructuring. The costs of the restructuring as of March 31, 2017 are detailed below:

	Incurred in	Inception to Date	Total Expected
(in thousands)	2017	Costs Incurred	to be Incurred
Termination benefits	$20	$5,266	$5,286
Abandonment of equipment	-	3,749	3,749
Other costs	-	691	691
Total	$20	$9,706	$9,726

During the year ended December 31, 2016, the Company abandoned certain equipment and associated assets at its EBOL facility related to the manufacturing process at Building 12 ("manufacturing process") asset group. During the third quarter of 2016, the Company recorded a charge for the manufacturing process asset group of $3.7 million. The additional expense is classified in the Company's statements of operations as selling, general and administrative expense.

      The following is a summary of the activity for the liabilities related to the restructuring:

Termination
(in thousands)	Benefits
Balance at December 31, 2016	$4,357
Expenses incurred	20
Amount paid	(2,122)
Other adjustments	-
Balance at March 31, 2017	$2,255

11. Segment information

For financial reporting purposes, in the periods following the spin-off of Aptevo, the Company reports financial information as one business segment.

12. Litigation

On July 19, 2016, Plaintiff William Sponn, or Sponn, filed a putative class action complaint in the United States District Court for the District of Maryland on behalf of purchasers of the Company's common stock between January 11, 2016 and June 21, 2016, inclusive, or the Class Period, seeking to pursue remedies under the Securities Exchange Act of 1934 against the Company and certain of its senior officers and directors, collectively, the Defendants. The complaint alleges, among other things, that the Company made materially false and misleading statements about the government's demand for BioThrax and expectations that the Company's five-year exclusive procurement contract with the U.S. Department of Health and Human Services would be renewed and omitted certain material facts. Sponn is seeking unspecified damages, including legal costs. On October 25, 2016 the Court added City of Cape Coral Municipal Firefighters' Retirement Plan and City of Sunrise Police Officers' Retirement Plan as plaintiffs and appointed them Lead Plaintiffs and Robins Geller Rudman & Dowd LLP as Lead Counsel. On December 27, 2016 the plaintiffs filed an amended complaint that cites the same class period, names the same defendants and makes similar allegations to the original complaint. The Company filed a Motion to Dismiss on February 27, 2017. The Plaintiffs filed an opposition brief on April 28, 2017. The Defendants believe that the allegations in the complaint are without merit and intend to defend themselves vigorously against those claims. As of the date of this filing, the range of potential loss cannot be determined or estimated.

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

Overview

We are a global life sciences company seeking to protect and enhance life by focusing on providing specialty products for civilian and military populations that address accidental, intentional and naturally emerging public health threats. Our company is focused on developing, manufacturing and commercializing medical countermeasures, or MCM, that address public health threats, or PHTs. The PHTs we are addressing fall into two categories: Chemical, Biological, Radiological and Nuclear, or CBRN, and/or Explosives and Emerging Infectious Diseases, or EID. We have a portfolio of six revenue-generating products, as well as a pipeline of various investigational stage product candidates addressing select aspects of CBRN and EID threats. The U.S. government is the primary purchaser of our products and provides us with substantial funding for the development of many of our product candidates.

Our marketed MCMs are:

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

Our lead investigational stage MCMs candidates are:

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

We also have programs that leverage our proven manufacturing infrastructure and expertise. We have responded to specific Task Order Requests issued by the Biomedical Advanced Research and Development Authority, or BARDA, for the development and manufacture of specific countermeasures as part of our Center for Innovation in Advanced Development and Manufacturing, or CIADM, program focused on imminent public health threats, including a Zika vaccine and an Ebola monoclonal therapeutic.

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

Highlights and Recent Business Accomplishments for Three Months ended March 31, 2017

On March 31, 2017, we signed a modification to our contract with BARDA to manufacture and store bulk drug substance for our botulism antitoxin, BAT valued at approximately $53 million with a five-year period of performance. This modification to the contract is intended to enable future filling and deliveries of final drug product to the SNS. BAT is indicated for the treatment of symptomatic botulism following documented or suspected exposure to botulinum neurotoxin serotypes A, B, C, D, E, F, or G in adults and pediatric patients.

On March 16, 2017, we entered into a contract with the BARDA, valued at $100 million for the delivery of BioThrax to the Strategic National Stockpile, or SNS, over a two-year period of performance. In conjunction with the signing of the $100 million contract for delivery of BioThrax with BARDA, we entered into a modification to our previously disclosed multi-year contract with BARDA for the advanced development and delivery of NuThrax. The modification increases the number of doses of NuThrax to be delivered under the base period from two million to three million doses with a commensurate reduction in dose price for the initial deliveries. The modification also reduces the purchase price for doses to be procured during the option period by $100 million thereby reducing the total contract value to be up to $1.5 billion.

On February 13, 2017, we received a task order from BARDA valued at up to $30.5 million to develop monoclonal antibody therapeutics for viral hemorrhagic fever. This task order will utilize our CIADM facility located in Baltimore, Maryland. Using monoclonal antibodies from Mapp Biopharmaceutical Inc., we will conduct technology transfer of process materials and information, perform process and analytical method development, execute small-scale production runs, and perform current good manufacturing practices, or cGMP, cell banking leading to cGMP, manufacture of bulk drug substance. The task order consists of a 36-month period of performance with a base task order valued at $7.4 million and options that, if executed, will bring the total task order value over three years to up to $30.5 million.

On January 27, 2017, we received from the Paul-Ehrlich-Institute, or PEI, the regulatory agency under the German Federal Ministry of Health, approval for our large-scale manufacturing facility, Building 55, located in Lansing, Michigan. This approval allows us to market BioThrax manufactured in Building 55 in Germany.

Litigation

On July 19, 2016, Plaintiff William Sponn, or Sponn, filed a putative class action complaint in the United States District Court for the District of Maryland, or the Court, on behalf of purchasers of our common stock between January 11, 2016 and June 21, 2016, inclusive, or the Class Period, seeking to pursue remedies under the Securities Exchange Act of 1934 against us and certain of our senior officers and directors, collectively, the Defendants. The complaint alleges, among other things, that we made materially false and misleading statements about the government's demand for BioThrax and expectations that our five-year exclusive procurement contract with HHS would be renewed and omitted certain material facts. Sponn is seeking unspecified damages, including legal costs. On October 25, 2016 the Court added City of Cape Coral Municipal Firefighters' Retirement Plan and City of Sunrise Police Officers' Retirement Plan as plaintiffs and appointed them Lead Plaintiffs and Robins Geller Rudman & Dowd LLP as Lead Counsel. On December 27, 2016, the plaintiffs filed an amended complaint that cites the same class period, names the same defendants and makes similar allegations to the original complaint. We filed a Motion to Dismiss on February 27, 2017. The Plaintiffs filed an opposition brief on April 28, 2017. The Defendants believe that the allegations in the complaint are without merit and intend to defend themselves vigorously against those claims.

Financial Operations Overview

Revenues

We have derived a majority of our historical product sales revenues from BioThrax sales to the U.S. government. We are a party to a contract with the Centers for Disease Control and Prevention, or CDC, an operating division of the HHS, valued at up to $911 million, to supply approximately 29.4 million doses of BioThrax to the SNS through September 2021. Through March 31, 2017, we have delivered and recognized revenue on approximately 1.9 million doses, representing approximately $57 million in revenue under this contract. We are focused on increasing the sales of BioThrax as well as the other products in our product portfolio to U.S. government customers and expanding the market for our product portfolio to other customers domestically and internationally.

We have received contract and grant funding from BARDA, the CDC, the Defense Threat Reduction Agency, or DTRA, and the National Institute of Allergy and Infectious Diseases, or NIAID, for the following development programs:

Development Programs	Funding Source	Award Date	Performance Period
Anthrasil	BARDA	09/2005	9/2005 — 4/2021
	BARDA	09/2013	9/2013 — 9/2018
BAT	BARDA	05/2006	5/2006 — 5/2026
CIADM	BARDA	06/2012	6/2012 — 6/2037
GC-072	DTRA	08/2014	8/2014 — 8/2017
Large-scale manufacturing for BioThrax	BARDA	07/2010	7/2010 — 7/2017
NuThrax	NIAID	08/2014	8/2014 — 10/2019
	BARDA	03/2015	3/2015 — 8/2017
	BARDA	09/2016	9/2016 — 9/2021
UV-4B	NIAID	09/2011	9/2011 — 9/2017
VIGIV	CDC	08/2012	8/2012 — 8/2017
Zika	BARDA	06/2016	6/2016 — 12/2018

Our revenue, operating results and profitability have varied, and we expect that they will continue to vary on a quarterly basis, primarily due to the timing of our fulfilling orders for BioThrax and work done under new and existing grants and development contracts.

Critical Accounting Policies and Estimates

 During the three months ended March 31, 2017, there have been no significant changes to our Critical Accounting Policies and Estimates contained in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the Securities and Exchange Commission, except for revenue recognition associated with the new BARDA contract for BioThrax. On March 16, 2017, we entered into a contract with BARDA, valued at $100 million for the delivery of BioThrax to the SNS over a two-year period of performance, or the BARDA BioThrax Contract. In conjunction with the signing of the $100 million contract for delivery of BioThrax with BARDA, we entered into a modification to our previously disclosed multi-year contract with BARDA for the advanced development and delivery of NuThrax, or the BARDA NuThrax Contract. The modification to the BARDA NuThrax Contract increases the number of doses of NuThrax to be delivered under the base period from two million to three million doses with a commensurate reduction in dose price for the initial deliveries. The modification also provides for a discount on the purchase price for doses to be procured during the option period by up to $100 million thereby reducing the total contract value up to $1.5 billion. Due to this modification of the BARDA NuThrax Contract, we have determined that these modifications are treated as discounts, and that a portion of the $100 million consideration to be received under the BARDA BioThrax Contract must be allocated to the future deliveries under the BARDA NuThrax Contract. This discount will result in a partial deferral of revenue recognized upon the delivery of BioThrax doses under the BARDA BioThrax Contract. This deferred revenue will then be recognized upon the delivery of NuThrax doses under the BARDA NuThrax Contract, or upon the future extinguishment of our obligation to deliver NuThrax doses to which the discount applies. As of March 31, 2017, the Company has not delivered BioThrax under the BARDA BioThrax Contract.

Results of Operations

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Revenues

	Three Months Ended March 31,
(in thousands)	2017	2016	Change	% Change

Product sales:
BioThrax	$43,815	$59,100	$(15,285)	(26%)
Other	38,154	4,653	33,501	720%
Total product sales	81,969	63,753	18,216	29%
Contract manufacturing	17,628	7,587	10,041	132%
Contracts and grants	17,261	31,624	(14,363)	(45%)
Total revenues	$116,858	$102,964	$13,894	13%

Product Sales:

The increase in Product sales was primarily due to the timing of BAT sales to the SNS, partially offset by a decrease in BioThrax sales primarily due to the timing of deliveries to the SNS.

Contract Manufacturing:

The increase in Contract manufacturing is primarily due to the timing of fill/finish services provided to third parties, along with manufacturing of products for Aptevo.

Contracts and grants:

The decrease in Contracts and grants was primarily due to:

▪	decreased development funding of $8.2 million for VIGIV related to the timing of plasma collection;
▪	decreased development funding of $3.9 million related to our CIADM program, which includes a decrease of $2.4 million for CIADM task orders; and
▪	decreased development funding of $2.2 million for large-scale manufacturing of BioThrax due to our Building 55 facility receiving FDA approval in August 2016.

Cost of Product Sales and Contract Manufacturing

Cost of product sales and contract manufacturing increased by $22.3 million, or 93%, to $46.3 million for the three months ended March 31, 2017 from $24.0 million for the three months ended March 31, 2016. The increase was attributable to increased costs associated with the increase in Other product sales and increased costs associated with the expansion of our contract manufacturing business, as well as costs for routine maintenance shutdown activities.

Research and Development Expenses

Research and development expenses decreased by $5.6 million, or 22%, to $20.5 million for the three months ended March 31, 2017 from $26.1 million for the three months ended March 31, 2016. This decrease primarily reflects lower contract service costs. Net of contracts and grants revenues, we incurred net research and development expenses of $3.2 million during the three months ended March 31, 2017. Net of contracts and grants revenues, our research and development expenses were fully funded during the three months ended March 31, 2016, resulting in a net contribution from funded development programs of $5.5 million.

Our principal research and development expenses for the three months ended March 31, 2017 and 2016 are shown in the following table:

	Three Months Ended
	March 31,
(in thousands)	2017	2016	Change	% Change

NuThrax	$6,403	$4,386	$2,017	46%
UV-4B	1,849	1,153	696	60%
CIADM task orders	1,115	2,824	(1,709)	(61%)
FLU-IG (NP025)	1,028	-	1,028	N/A
BAT	934	1,055	(121)	(11%)
Auto-injector platform	658	2,672	(2,014)	(75%)
Large-scale manufacturing for BioThrax	626	2,380	(1,754)	(74%)
Pandemic influenza	621	741	(120)	(16%)
VIGIV	610	2,587	(1,977)	76%
EV-035 series of molecules	606	802	(196)	24%
Anthrasil	212	283	(71)	-25%
BioThrax related programs	9	791	(782)	(99%)
Other	5,805	6,419	(614)	(10%)
Total	$20,476	$26,093	$(5,617)	(22%)

The increase in expense for NuThrax was primarily due to the timing of non-clinical animal studies and manufacturing activities. The increase in expense for UV-4B was primarily due to clinical trial activity to evaluate safety and tolerability. The decrease in expense for CIADM task orders was due to the timing of manufacturing development for Ebola monoclonal antibodies. The expense for FLU-IG (NP025) was primarily due to clinical trial preparation. The spending for our BAT program was primarily related to stability testing. The decrease in expense for our Auto-injector platform was due to the timing of device and formulation development activities. The decrease in expense for large-scale manufacturing of BioThrax was primarily due to the completion of development work and the licensure of the large-scale manufacturing facility in August 2016. The spending for Pandemic influenza was primarily for non-clinical development activities. The decrease in expense for VIGIV was primarily due to the timing of plasma collection. The spending for our EV-035 series of molecules was primarily for formulation development activities. The spending for our Anthrasil program was primarily for post-licensure development activities. The decrease in expense for BioThrax related programs was primarily related to the timing of clinical and non-clinical studies to support applications for label expansion for BioThrax. The spending for our Other activities was primarily for our funded pre-clinical product candidates and manufacturing development activities.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $3.5 million, or 11%, to $35.2 million for the three months ended March 31, 2017 from $31.7 million for the three months ended March 31, 2016. The increase includes costs of $1.4 million associated with restructuring activities within the general and administrative functional groups. The increase is also attributable to professional services to support our strategic growth initiatives.

Provision for Income Taxes

Provision for income taxes decreased by $4.8 million, or 60%, to $3.2 million for the three months ended March 31, 2017 from $8.0 million for the three months ended March 31, 2016. The decrease was primarily due to a $1.1 million tax benefit in 2017 associated with stock option activity and a one-time non-cash charge of $1.2 million associated with tax planning and restructuring activities in the first quarter of 2016.

Liquidity and Capital Resources

Sources of Liquidity

From inception through March 31, 2017, we have funded our cash requirements principally with a combination of product sales revenues, debt financing, development funding, the net proceeds from our initial public offering and the sale of our common stock upon exercise of stock options. We have operated profitably for each of the five years ended December 31, 2016. As of March 31, 2017, we had cash and cash equivalents of $270.2 million.

Cash Flows

The following table provides information regarding our cash flows for the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31,
(in thousands)	2017	2016
Net cash provided by (used in):
Operating activities(i)	$41,668	$42,182
Investing activities	(20,304)	(18,214)
Financing activities	(22,707)	4,252
Net (decrease) increase in cash and cash equivalents	$(1,343)	$28,220

(i) Includes the effect of exchange rates on cash and cash equivalents.

Operating Activities:

Net cash provided by operating activities of $41.7 million for the three months ended March 31, 2017 was primarily due to our net income of $10.5 million, non-cash charges of $10.2 million for depreciation and amortization and $4.3 million in stock-based compensation expense, a $10.6 million decrease in accounts receivable related to the timing of collection of amounts billed primarily to the CDC, a $9.1 million increase in deferred revenue, and a $3.3 million decrease in inventories primarily due to the timing of deliveries of BioThrax to the CDC, partially offset by a decrease in accrued compensation of $11.2 million primarily related to the payment of 2016 annual bonuses.

Net cash provided by operating activities of $42.2 million for the three months ended March 31, 2016 was primarily due to our net income of $4.0 million and a $51.2 million decrease in accounts receivable related to the timing of collection of amounts billed primarily to the CDC, along with non-cash charges of $8.8 million for depreciation and amortization, partially offset by an increase in inventories of $11.3 million primarily due to the timing of deliveries of BioThrax to the CDC, a decrease in accrued compensation of $8.3 million primarily related to the payment of 2015 annual bonuses and an increase of $5.6 million in prepaid expenses and other assets.

Investing Activities:

Net cash used in investing activities of $20.3 million and $18.2 million for the three months ended March 31, 2017 and 2016, respectively, was due to infrastructure and equipment investments, including the construction of a third manufacturing suite at our Baltimore CIADM manufacturing facility.

Financing Activities:

Net cash used in financing activities of $22.7 million for the three months ended March 31, 2017 was primarily due to the payment of a $20.0 million note payable to Aptevo in conjunction with the spin-off, $4.0 million associated with the taxes paid on behalf of employees for equity activity and $1.6 million in contingent obligation payments, partially offset by $3.0 million in proceeds from the issuance of common stock pursuant to our employee equity awards plan.

Net cash provided by financing activities of $4.3 million for the three months ended March 31, 2016 was primarily due to $5.8 million in excess tax benefits from the exercise of stock options and $3.6 million in proceeds from the issuance of common stock pursuant to our employee equity award plans, that is partially offset by $4.4 million associated with the taxes paid on behalf of employees for equity activity.

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

If our capital resources are insufficient to meet our future capital requirements, we will need to finance our cash needs through public or private equity or debt offerings, bank loans or collaboration and licensing arrangements. In May 2015, we filed an automatic shelf registration statement, which immediately became effective under the Securities and Exchange Commission, or SEC, rules. For so long as we continue to satisfy the requirements to be deemed a "well-known seasoned issuer" under SEC rules, this shelf registration statement, effective until May 2018, allows us to issue an unrestricted amount of equity, debt and certain other types of securities through one or more future primary or secondary offerings. If we raise funds by issuing equity securities, our stockholders may experience dilution. Public or bank debt financing, if available, may involve agreements that include covenants, like those contained in our senior secured revolving credit facility, which could limit or restrict our ability to take specific actions, such as incurring additional debt, making capital expenditures, pursuing acquisition opportunities, buying back shares or declaring dividends. If we raise funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish valuable rights to our technologies or product candidates or grant licenses on terms that may not be favorable to us.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, 1934, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2017, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act that occurred during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Purported Shareholder Class Action Lawsuit filed July 19, 2016

On July 19, 2016, Plaintiff William Sponn, or Sponn, filed a putative class action complaint in the United States District Court for the District of Maryland on behalf of purchasers of the Company's common stock between January 11, 2016 and June 21, 2016, inclusive, or the Class Period, seeking to pursue remedies under the Securities Exchange Act of 1934 against the Company and certain of its senior officers and directors, collectively, the Defendants. The complaint alleges, among other things, that the Company made materially false and misleading statements about the government's demand for BioThrax and expectations that the Company's five-year exclusive procurement contract with HHS would be renewed and omitted certain material facts. Sponn is seeking unspecified damages, including legal costs. On October 25, 2016 the Court added City of Cape Coral Municipal Firefighters' Retirement Plan and City of Sunrise Police Officers' Retirement Plan as plaintiffs and appointed them Lead Plaintiffs and Robins Geller Rudman & Dowd LLP as Lead Counsel. On December 27, 2016 the plaintiffs filed an amended complaint that cites the same class period, names the same defendants and makes similar allegations to the original complaint. On February 27, 2017 the Company filed a motion to dismiss the Plaintiff's amended complaint. The Plaintiffs filed an opposition brief on April 28, 2017.

The Defendants believe that the allegations in the complaint are without merit and intend to defend themselves vigorously against those claims.

ITEM 1A. RISK FACTORS

You should carefully consider the following risk factors in addition to the other information in this Quarterly Report on Form 10-Q when evaluating our business because these risk factors may have a significant impact on our business, financial condition, operating results or cash flow. If any of the risks described below or in subsequent reports we file with the SEC actually occur, they may materially harm our business, financial condition, operating results or cash flow. Additional risks and uncertainties that we have not yet identified or that we presently consider to be immaterial may also materially harm our business, financial condition, operating results or cash flow.

GOVERNMENT CONTRACTING RISKS

We currently derive the majority of our revenue from sales of BioThrax to our principal customer, the U.S. government. If the U.S. government's demand for and/or funding for procurement of BioThrax is substantially reduced, our business, financial condition, operating results and cash flow would be materially harmed.

We have derived, and expect for the foreseeable future to derive, the majority of our revenue from sales of BioThrax, our anthrax vaccine licensed by the U.S. Food and Drug Administration, or the FDA, to the U.S. government. In December 2016, we signed a follow-on procurement contract with the Centers for Disease Control and Prevention, or the CDC, for the delivery of approximately 29.4 million doses of BioThrax for placement into the Strategic National Stockpile, or the SNS, over a five-year period ending in September 2021. The potential value of this contract is approximately $911 million, if all procurement options are exercised. In March 2017, we signed a procurement contract with the Biomedical Advanced Research and Development Authority, or BARDA, a division within the Office of the Assistant Secretary of Preparedness and Response at the U.S. Department of Health and Human Services, or HHS, for the delivery of approximately $100 million of BioThrax into the SNS over a two-year period. This contract is separate from and in addition to the follow-on procurement contract with the CDC.

The procurement of doses of BioThrax by the CDC is subject to the availability of funding. We have no certainty that funding will be made available for the procurement of doses under the CDC contract. If the SNS priorities change, funding to procure doses of BioThrax may be limited or not available, and our business, financial condition and operating results would be materially harmed. The success of our business and our operating results for the foreseeable future are significantly dependent on funding for the procurement of BioThrax and the terms of our BioThrax sales to the U.S. government, including the price per dose, the number of doses and the timing of deliveries.

Our submission of NuThrax for Emergency Use Authorization, or EUA, pre-approval and eventual FDA licensure may not be approved by the FDA in a timely manner or at all. Delays in our ability to achieve such pre-approval and licensure could prevent us from realizing the full potential value of our BARDA contract for the advanced development and delivery of NuThrax.

In September 2016, we entered into a contract with HHS through BARDA for the advanced development and delivery of NuThrax, our next generation anthrax vaccine candidate. The contract, as modified in March 2017, is valued at up to approximately $1.5 billion.

We intend to submit an application in 2018 with the FDA for EUA pre-approval of NuThrax, and although there can be no assurances, we currently anticipate that the FDA could authorize NuThrax for emergency use as early as 2018, triggering deliveries of NuThrax to the SNS for use in an emergency situation as early as 2019. However, the FDA does not have review deadlines with respect to such submissions and, therefore, the timing of any approval of an EUA pre-approval submission is uncertain. We cannot guarantee that the FDA will review our data in a timely manner, or that the FDA will accept the data when reviewed. The FDA may decide that our data are insufficient for EUA pre-approval and require additional pre-clinical, clinical or other studies and refuse to approve our application. If we are unsuccessful in obtaining EUA pre-approval for NuThrax and eventual FDA licensure in a timely manner or at all, we may not be able to realize the full potential value of the contract, which could have a material adverse effect on our future business, financial condition, operating results and cash flow.

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

The U.S. government is the principal customer for our public health threat-focused medical countermeasures BioThrax, BAT, Anthrasil, VIGIV and RSDL, and is the primary source of funds for the development of our product candidates in our development pipeline, most notably our NuThrax product candidate. We anticipate that the U.S. government will also be a principal customer for those medical countermeasures that we successfully develop within our existing product development pipeline, as well as those we successfully acquire. Additionally, a significant portion of our revenue comes from U.S. government development contracts and grants. Over its lifetime, a U.S. government procurement or development program may be implemented through the award of many different individual contracts and subcontracts. The funding for such government programs is subject to Congressional appropriations, generally made on a fiscal year basis, even for programs designed to continue for several years. For example, sales of BioThrax to be supplied under our procurement contract with the CDC is subject to the availability of funding, mostly from annual appropriations. These appropriations can be subject to political considerations and stringent budgetary constraints.

Additionally, our government-funded development contracts typically give the U.S. government the right, exercisable in its sole discretion, to extend these contracts for successive option periods following a base period of performance. The value of the services to be performed during these option periods may constitute the majority of the total value of the underlying contract. For example, the September 2016 contract award from BARDA for the development and delivery to the SNS of NuThrax for post-exposure prophylaxis of anthrax disease consists of a five-year base period of performance valued at approximately $200 million. The contract award also includes options for the delivery of additional doses of NuThrax to the SNS and options for an additional clinical study and post-marketing commitments which if both were to be exercised in full, would increase the total contract value to up to $1.5 billion. If levels of government expenditures and authorizations for public health countermeasure preparedness decrease or shift to programs in areas where we do not offer products or are not developing product candidates, or if the U.S. government otherwise declines to exercise its options under our existing contracts, our business, revenues and operating results would suffer.

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
▪
in the event our competitors protest or challenge contract or grant awards made to us pursuant to competitive bidding, the potential that we may incur expenses or delays, and that any such protest or challenge could result in the resubmission of bids based on modified specifications, or in the termination, reduction or modification of the awarded contract.

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

Laws and regulations affecting government contracts make it more costly and difficult for us to successfully conduct our business. Failure to comply with these laws could result in significant civil and criminal penalties and materially damage our relationship with the U.S. government, which could have a material adverse effect on our financial condition and operating results.

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

▪	export and import control laws and regulations, including but not limited to International Traffic in Arms Regulations; and
▪	laws, regulations and executive orders restricting the use and dissemination of information classified for national security purposes and the exportation of certain products and technical data.

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

There are a number of companies with products or product candidates addressing public health threat preparedness and therefore are competing with us for both U.S. government procurement and development resources. Many of our competitors have greater financial, technical and marketing resources than we do.

Any reduction in demand for our products as a result of a competing product could lead to a loss of market share for our products and therefore reduced revenues, reduced margins and reduced levels of profitability for us, which could adversely affect our business and operating results.

Our Biologic Products may face risks of competition from biosimilar manufacturers.

Competition for BioThrax, BAT, Anthrasil, and VIGIV, otherwise referred to as our "Biologic Products," may be affected by follow-on biologics, or "biosimilars," in the United States and other jurisdictions. Regulatory and legislative activity in the United States and other countries may make it easier for generic drug manufacturers to manufacture and sell biological drugs similar or identical to our Biologic Products, which might affect the profitability or commercial viability of our Biologic Products. Under the Biologics Price Competition and Innovation Act of 2010, the FDA cannot approve a biosimilar application until the 12-year exclusivity period for the innovator biologic has expired. Regulators in the European Union and in other foreign jurisdictions have already approved biosimilars, although the European Medicines Agency has expressly excluded blood or plasma-derived products and their recombinant alternatives from the biosimilar pathway for a period of time. Vaccine and allergen products are considered on a case-by-case basis. The specific regulatory framework for this new approval path, whether the FDA will permit biosimilars for blood products and vaccines, and the extent to which an approved biosimilar would be substituted for the innovator biologic, are not yet clear and will depend on many factors that are currently unknown. If a biosimilar version of one of our Biologic Products were approved, it could have a material adverse effect on the sales and gross profits of the affected Biologic Product and could adversely affect our business and operating results.

Political or social factors may delay or impair our ability to market our products and may require us to spend significant management time and financial resources to address these issues.

Products developed to counter the potential impact of public health threats, whether Chemical, Biological, Radiological and Nuclear, or CBRN, threats, or Explosives and Emerging Infectious Diseases, or EID, are subject to changing political and social environments. The political responses and social awareness of the risks of these threats on military personnel or civilians may vary over time. If the threat of terrorism were to decline, then the public perception of the risk on public health and safety may be reduced. This perception, as well as political or social pressures, could delay or cause resistance to bringing our products in development to market or limit pricing or purchases of our marketed products, any of which could negatively affect our revenues.

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

In the United States, to obtain approval from the FDA to market any of our future biologic products, we will be required to submit a biologics license application, or BLA, to the FDA. Ordinarily, the FDA requires a company to support a BLA with substantial evidence of the product's safety and efficacy in treating the targeted indication based on data derived from adequate and well-controlled clinical trials, including Phase III safety and efficacy trials conducted in patients with the disease or condition being targeted.

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

Any vaccine, therapeutic product or medical device for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data, labeling, advertising and promotional activities for such product, will be subject to continual requirements of and review by the FDA and other regulatory bodies. Our approved products are subject to these requirements and ongoing review. These requirements include submissions of safety and other post-marketing information and reports, registration requirements, cGMP, requirements relating to quality control, quality assurance, restrictions on advertising and promotion, import and export restrictions and recordkeeping requirements. In addition, various state laws require that companies that manufacture and/or distribute drug products within the state obtain and maintain a manufacturer or distributor license, as appropriate. Because of the breadth of these laws, it is possible that some of our business activities could be subject to challenge under one or more of such laws.

Our regulators enforce cGMP and other requirements through periodic unannounced inspections of manufacturing facilities. The FDA is authorized to inspect domestic manufacturing facilities without prior notice at reasonable times and in a reasonable manner. Health Canada may conduct similar inspections of our facilities where Canadian marketed products are produced, or related formulation and filling operations are conducted. The FDA, Health Canada, and other foreign regulatory agencies conduct periodic inspections of our facilities. For example, our Lansing Building 55 facility was inspected most recently by the FDA in June 2016, our Lansing Building 12 facility was inspected most recently by the FDA in April 2016, our Winnipeg manufacturing facility was inspected most recently by the FDA in January 2015 and Health Canada in November 2016, and our Baltimore (Camden) facility was most recently inspected by the Health Products Regulatory Authority of Ireland in February 2017, FDA in January 2017 and Health Canada in October 2016. Following several of these inspections, regulatory authorities issued inspectional observations, some of which were significant, but all of which are being, or have been, addressed through corrective actions. If, in connection with any future inspection, regulatory authorities find that we are not in substantial compliance with all applicable requirements, or if they are not satisfied with the corrective actions we take, our regulators may undertake enforcement action against us, which may include:

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

Additionally, companies may not promote drugs for "off-label" uses, that is, uses that are not described in the product's labeling and that differ from those approved by the applicable regulatory agencies. A company that is found to have improperly promoted off-label uses may be subject to significant liability, including civil and administrative remedies (such as entering into corporate integrity agreements with the U.S. government), as well as criminal sanctions. If our employees or agents engage in "off-label" marketing of any of our products, we could be subject to civil or criminal investigations, monetary and injunctive penalties, which could adversely impact our ability to conduct business in certain markets, negatively affect our results of operations and damage our reputation.

Failure to obtain or maintain regulatory approval in international jurisdictions could prevent us from marketing our products abroad and could limit the growth of our business.

We intend to sell certain of our products outside the United States. To market our products in the European Union and many other foreign jurisdictions, we may need to obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. Approval by the FDA does not ensure approval by foreign regulatory authorities. The approval procedures in foreign jurisdictions can vary widely and can involve additional clinical trials and data review. We and our collaborators may not be able to obtain foreign regulatory approvals on a timely basis, if at all, and therefore we may be unable to commercialize our products internationally.  We have limited experience in preparing, filing and prosecuting the applications necessary to gain foreign regulatory approvals and expect to rely on third-party contract research organizations and consultants to assist us in this process.

Our international operations increase our risk of exposure to potential claims of bribery and corruption.

As we expand our commercialization activities outside of the United States, we are subject to an increased risk of inadvertently conducting activities in a manner that violates the U.S. Foreign Corrupt Practices Act, or FCPA, the U.K. Bribery Act, Canada's Corruption of Foreign Public Officials Act, or other similar foreign laws, which prohibit corporations and individuals from paying, offering to pay, or authorizing the payment of anything of value to any foreign government official, government staff member, political party, or political candidate in an attempt to obtain or retain business or to otherwise influence a person working in an official capacity. In the course of establishing and expanding our commercial operations and seeking regulatory approvals outside of the United States, we will need to establish and expand business relationships with various third parties and will interact more frequently with foreign officials, including regulatory authorities and physicians employed by state-run healthcare institutions who may be deemed to be foreign officials under the FCPA or similar foreign laws. If our business practices are found to be in violation of the FCPA or similar foreign laws, we and our senior management may be subject to significant civil and criminal penalties, potential debarment from public procurement and reputational damage, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

MANUFACTURING RISKS

Disruption at, damage to or destruction of our manufacturing facilities could impede our ability to manufacture BioThrax or our other products, which would harm our business, financial condition and operating results.

Any interruption in manufacturing operations at Building 55, our FDA-approved large-scale manufacturing facility on our Lansing, Michigan campus, could result in our inability to produce BioThrax for delivery to satisfy the product demands of our customers in a timely manner, which would reduce our revenues and materially harm our business, financial condition, operating results and cash flow. A number of factors could cause interruptions, including:

▪	equipment malfunctions or failures;
▪	technology malfunctions;
▪	cyber-attacks;
▪	work stoppages or slow-downs;
▪	protests, including by animal rights activists;
▪	injunctions;
▪	damage to or destruction of the facility; and
▪	product contamination or tampering.

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

We may not be able to utilize the full manufacturing capacity of our manufacturing facilities, including Building 55, which could impact our future revenues and materially harm our business, financial condition, operating results and cash flows.

If we are unable to utilize the full manufacturing capacities of our manufacturing facilities, our future revenues, financial condition, operating results and cash flows could be adversely affected. For example, in August 2016, we received FDA approval for the manufacture of BioThrax in Building 55, our large-scale manufacturing facility at our Lansing, Michigan campus and have transitioned BioThrax manufacturing to Building 55, which significantly increases our BioThrax manufacturing capacity compared to the capacity of our Building 12 licensed facility. Despite this recent success with FDA approval and the initiation of manufacturing of BioThrax in Building 55, we may not secure procurement contracts for BioThrax or other products or product candidates sufficient to utilize its full manufacturing capacity. The procurement volume of our current CDC and BARDA contracts for BioThrax and our manufacturing of NuThrax for development work will not fully utilize the manufacturing capacities of Building 55, and we may be unable to utilize the remaining manufacturing capacities.

Our marketed products and our product candidates are complex to manufacture and ship, which could cause us to experience delays in product manufacturing or development and resulting delays in revenues.

BioThrax, BAT, Anthrasil, VIGIV, and many of our current product candidates, including NuThrax, are biologics. Manufacturing biologic products, especially in large quantities, is complex. The products must be made consistently and in compliance with a clearly defined manufacturing process. Problems during manufacturing may arise for a variety of reasons, including problems with raw materials, equipment malfunction and failure to follow specific protocols and procedures. In addition, slight deviations anywhere in the manufacturing process, including obtaining materials, maintaining master seed or cell banks and preventing genetic drift, seed or cell growth, fermentation, contamination including from, among other things, particulates, filtration, filling, labeling, packaging, storage and shipping, and quality control testing, may result in lot (as defined below) failures or manufacturing shut-down, delays in the release of lots, product recalls, spoilage or regulatory action. Such deviations may require us to revise manufacturing processes or change manufacturers. Additionally, as our equipment ages, it will need to be replaced. Replacement of equipment has the potential to introduce variations in the manufacturing process that may result in lot failures or manufacturing shut-down, delay in the release of lots, product recalls, spoilage or regulatory action. Success rates can also vary dramatically at different stages of the manufacturing process, which can reduce yields and increase costs. From time to time, we may experience deviations in the manufacturing process that may take significant time and resources to resolve and, if unresolved, may affect manufacturing output and could cause us to fail to satisfy customer orders or contractual commitments, lead to a termination of one or more of our contracts, lead to delays in our clinical trials, result in litigation or regulatory action against us, including warning letters and other restrictions on the marketing or manufacturing of a product, or cause the FDA to cease releasing product until the deviations are explained and corrected, any of which could be costly to us, damage our reputation and negatively impact our business.

We are contractually required to ship our biologic products at a prescribed temperature range and variations from that temperature range could result in loss of product and could significantly impact our revenues.

Manufacturing delays, lot failures, shipping deviations, spoilage or other loss during shipping could cause us to fail to satisfy customer orders or contractual commitments, lead to a termination of one or more of our contracts, lead to delays in potential clinical trials or result in litigation or regulatory action against us, any of which could be costly to us and otherwise harm our business.

We are required to obtain FDA approval prior to the release of each lot of BioThrax, which may not be obtained on a timely basis or at all.

FDA approval is required for the release of each lot of BioThrax. A "lot" is approximately 181,000 doses. We are not able to sell any lots that fail to satisfy the release testing specifications. For example, we must provide the FDA with the results of certain tests, including potency tests, before lots are released for sale. Potency testing of each lot of BioThrax is performed against a qualified control lot that we maintain. We have one mechanism for conducting this potency testing that is reliant on a unique animal strain for which we currently have no alternative. We continually monitor the status of our reference lot and periodically produce and qualify a new reference lot to replace the existing reference lot. If we are not able to produce and qualify a new reference lot or otherwise satisfy the FDA's requirements for release of BioThrax, our ability to sell BioThrax would be impaired until such time as we become able to meet the FDA's requirements, which would significantly impact our revenues, require us to utilize our cash balances to help fund our ongoing operations and otherwise harm our business.

If we are unable to obtain supplies for the manufacture of our marketed products and product candidates in sufficient quantities, at an acceptable cost and in acceptable quality, our ability to manufacture or to develop and commercialize our marketed products and product candidates could be impaired, which could harm our revenues, lead to a termination of one or more of our contracts, lead to delays in clinical trials or otherwise harm our business.

We depend on certain single-source suppliers for key materials and services necessary for the manufacture of BioThrax and our other products and product candidates. For example, we rely on a single-source supplier to provide us with Alhydrogel in sufficient quantities to meet our needs to manufacture BioThrax and NuThrax. We also rely on single-source suppliers for the sponge applicator device and the active ingredient used to make RSDL as well as the specialty plasma in our hyperimmune specialty plasma products. A disruption in the availability of such materials or services from these suppliers or in the quality of the material provided by such suppliers could require us to qualify and validate alternative suppliers. If we are unable to locate or establish alternative suppliers, our ability to manufacture our products and product candidates could be adversely affected and could harm our revenues, cause us to fail to satisfy contractual commitments, lead to a termination of one or more of our contracts or lead to delays in our clinical trials, any of which could be costly to us and otherwise harm our business, financial condition and operating results.

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

PRODUCT DEVELOPMENT RISKS

Our growth depends on our success in developing and commercializing our product candidates. If we are unable to commercialize these product candidates, or experience significant delays or unanticipated costs in doing so, our business would be materially and adversely affected.

We have invested significant effort and financial resources in the development of our vaccines, therapeutics and medical device product candidates and the acquisition of additional product candidates. In addition to our product sales, our ability to generate revenue is dependent on a number of factors, including the success of our development programs, the U.S. government's interest in providing development funding for or procuring certain of our product candidates, and the commercial viability of our acquired or developed product candidates. The commercial success of our product candidates will depend on many factors, including accomplishing the following in an economical manner:

▪	successful development, formulation and cGMP scale-up of manufacturing that meets FDA or other foreign regulatory requirements;
▪	successful program partnering;
▪	successful completion of clinical or non-clinical development, including toxicology studies and studies in approved animal models;
▪	receipt of marketing approvals from the FDA and equivalent foreign regulatory authorities;
▪	establishment of commercial manufacturing processes and product supply arrangements;
▪	training of a commercial sales force for the product, whether alone or in collaboration with others;
▪	successful registration and maintenance of relevant patent and/or other proprietary protection; and
▪	acceptance of the product by potential government and other customers.

Clinical trials of product candidates are expensive and time-consuming, and their outcome is uncertain. We must invest substantial amounts of time and financial resources in these trials, which may not yield viable products.

Before obtaining regulatory approval for the sale of our product candidates, we and our collaborative partners, where applicable, must conduct extensive preclinical studies and clinical trials to establish proof of concept and demonstrate the safety and efficacy of our product candidates. Preclinical and clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. Success in preclinical testing and early clinical trials does not ensure that later clinical trials or animal efficacy studies will be successful, and interim results of a clinical trial or animal efficacy study do not necessarily predict final results. An unexpected result in one or more of our clinical trials can occur at any stage of testing.

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

As of March 31, 2017, our total consolidated indebtedness was $253 million, including $250 million of obligations under our senior convertible notes. Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the senior convertible notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

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

As of March 31, 2017, we had approximately $270.2 million of cash and cash equivalents. Our future capital requirements will depend on many factors, including, among others:

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

THE SPIN-OFF OF OUR BIOSCIENCES BUSINESS

If our spin-off distribution on August 1, 2016 of all of the outstanding shares of Aptevo Therapeutics Inc. common stock to our stockholders, together with certain related transactions, does not qualify as a tax-free transaction for U.S. federal income tax purposes, we and our stockholders could be subject to significant tax liabilities.

It was our intention that our distribution on August 1, 2016 of all of the outstanding shares of Aptevo common stock to our stockholders, or the Distribution, together with certain related transactions, qualify as a tax-free transaction described under Sections 355 and 368(a)(1)(D) of the Internal Revenue Code of 1986, as amended, or the Code. In anticipation of the Distribution, we received a favorable private letter ruling from the Internal Revenue Service, or the IRS, regarding certain U.S. federal income tax matters relating to the Distribution and certain related transactions and an opinion of counsel substantially to the effect that, for U.S. federal income tax purposes, the Distribution, together with certain related transactions, will qualify as a transaction described under Sections 355 and 368(a)(1)(D) of the Code. A "private letter ruling," is a written statement issued to a taxpayer by an Associate Chief Counsel Office of the Office of Chief Counsel that interprets and applies the tax laws to a specific set of facts. Our private letter ruling is based on certain facts and representations submitted by us to the IRS and the opinion of counsel was based upon and relied on, among other things, the IRS private letter ruling and certain facts and assumptions, as well as certain representations and covenants of Emergent and Aptevo contained in a tax matters agreement and certain representations contained in representation letters provided by Emergent, Aptevo and certain stockholders to such counsel, including representations and covenants relating to the past and future conduct of Emergent, Aptevo and such stockholders. If any of these facts, assumptions, representations, or covenants are, or become, inaccurate or incomplete, the IRS private letter ruling and/or the opinion of counsel may be invalid and the conclusions reached therein could be jeopardized and, as a result, the Distribution, together with certain related transactions, could fail to qualify as a tax-free transaction described under Sections 355 and 368(a)(1)(D) of the Code for U.S. federal income tax purposes.

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

In connection with Aptevo's separation from us, Aptevo agreed to indemnify us for certain matters. This indemnity may not be sufficient to hold us harmless from the full amount of losses that we may incur in connection with these matters, and Aptevo may not be able to satisfy its indemnification obligations to us.

Pursuant to the agreements that we entered into with Aptevo at the time of Aptevo's separation from us, Aptevo agreed to indemnify us for certain matters, including liabilities related to Aptevo's business or for which Aptevo otherwise agreed to be responsible in the separation. This indemnity from Aptevo may not be sufficient to protect us against the full amount of losses that we may incur in connection with these matters, including if third parties assert claims against us for liabilities that were allocated to Aptevo in the separation. Moreover, Aptevo may dispute its indemnification obligation to us or have insufficient resources to satisfy its indemnification obligations to us. Even if we ultimately succeed in recovering from Aptevo the amount of any losses that we incur in connection with these matters, the recovery could take a substantial amount of time and we may be required to bear these losses ourselves while we seek recovery. Each of these risks could negatively affect our business, results of operations and financial condition.

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

For example, a purported class action lawsuit was filed against us and several of our senior officers and directors in the United States District Court for the District of Maryland seeking unspecified damages on behalf of a putative class of persons who purchased or otherwise acquired our common stock between January 11, 2016 and June 21, 2016. The complaint, as amended on December 27, 2016, alleges, among other things, that we made materially false and misleading statements about the government's demand for BioThrax and expectations that our five-year exclusive procurement contract with HHS would be renewed and omitted certain material facts.

The results of this lawsuit and possible other future legal proceedings cannot be predicted with certainty. Accordingly, we cannot determine whether our insurance coverage would be sufficient to cover the costs or potential losses, if any. Regardless of merit, litigation may be both time-consuming and disruptive to our operations and cause significant expense and diversion of management attention. If we do not prevail in the purported class action lawsuit or in other future legal proceedings, we may be faced with significant monetary damages or injunctive relief against us that may adversely affect our business, financial condition and results of operations.

We face product liability exposure, which could cause us to incur substantial liabilities and negatively affect our business, financial condition and results of operations.

We face an inherent risk of product liability exposure related to the sale of our products, any other products that we successfully acquire or develop and the testing of our product candidates in clinical trials.

One measure of protection against such lawsuits is coverage under the Public Readiness and Emergency Preparedness Act, or PREP Act, which was signed into law in December 2005. The PREP Act creates immunity for manufacturers of biodefense countermeasures when the Secretary of HHS issues a declaration for their manufacture, administration or use. A PREP Act declaration is meant to provide immunity from all claims under federal or state law for loss arising out of the administration or use of a covered countermeasure. The Secretary of HHS has issued PREP Act declarations identifying certain of our products, namely BioThrax, BAT, Anthrasil and VIGIV, as covered countermeasures. These declarations expire in 2022. Manufacturers are not entitled to protection under the PREP Act in cases of willful misconduct. We cannot predict whether the Secretary of HHS will renew the declarations when they expire, whether Congress will fund the relevant PREP Act compensation programs, or whether the necessary prerequisites for immunity would be triggered with respect to our products or product candidates.

Additionally, certain of our products, namely BioThrax and RSDL, are certified anti-terrorism products covered under the protections of the Support Anti-Terrorism by Fostering Effective Technology Act of 2002, or SAFETY Act. The SAFETY Act creates product liability limitations for qualifying anti-terrorism technologies for claims arising from or related to an act of terrorism. Although we are entitled to the benefits of the SAFETY Act for BioThrax and RSDL, the SAFETY Act may not provide adequate protection from claims made against us.

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

Mr. El-Hibri has the ability to significantly influence the election of the members of our Board of Directors due to his substantial beneficial ownership of our common stock. As of April 28, 2017, Mr. El-Hibri was the beneficial owner of approximately 14% of our outstanding common stock. As a result, Mr. El-Hibri could exercise substantial influence over all corporate actions requiring board or stockholder approval, including a change of control, or any amendment of our certificate of incorporation or by-laws. The control by Mr. El-Hibri may prevent other stockholders from influencing significant corporate decisions. In addition, Mr. El-Hibri's significant beneficial ownership of our shares could present the potential for a conflict of interest.

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

Our stock price has been, and is likely to continue to be, volatile. The market price of our common stock could fluctuate significantly for many reasons, including in response to the risks described in this "Risk Factors" section, or for reasons unrelated to our operations, such as reports by industry analysts, investor perceptions or negative announcements by our customers, competitors or suppliers regarding their own performance, as well as industry conditions and general financial, economic and political instability. From November 15, 2006, when our common stock first began trading on the New York Stock Exchange, through April 28, 2017, our common stock has traded as high as $44.38 per share and as low as $4.40 per share. The stock market in general as well as the market for biopharmaceutical companies in particular has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price of our common stock may be influenced by many factors, including, among others:

▪	contracts, decisions and procurement policies by the U.S. government affecting BioThrax and our other products and product candidates;
▪	the success of competitive products or technologies;
▪	results of clinical and non-clinical trials of our product candidates;
▪	announcements of acquisitions, financings or other transactions by us;
▪	announcements relating to litigation or legal proceedings;
▪	public concern as to the safety of our products;
▪	termination or delay of a development program;
▪	the recruitment or departure of key personnel;
▪	variations in our product revenue and profitability; and
▪	the other factors described in this "Risk Factors" section.

Because we currently do not pay dividends, investors will benefit from an investment in our common stock only if it appreciates in value.

We currently do not pay dividends on our common stock. Our senior secured credit facility limits and any future debt agreements that we enter into may limit our ability to pay dividends. As a result, capital appreciation, if any, of our common stock will be the sole source of gain for our stockholders for the foreseeable future.

A significant portion of our shares may be sold into the market at any time. This could cause the market price of our common stock to drop significantly.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales or the perception in the market that the holders of a large number of shares intend to sell shares could reduce the market price of our common stock. Moreover, holders of an aggregate of approximately 6 million shares of our common stock outstanding as of April 28, 2017, have the right to require us to register these shares of common stock under specified circumstances. In May 2015, we filed an automatic shelf registration statement, which immediately became effective under SEC rules. For so long as we continue to satisfy the requirements to be deemed a "well-known seasoned issuer" under SEC rules, this shelf registration statement, effective until May 2018, would provide for a secondary offering of these shares from time to time.

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

EMERGENT BIOSOLUTIONS INC.

By: /s/DANIEL J. ABDUN-NABI
Daniel J. Abdun-Nabi
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 4, 2017

By: /s/ROBERT G. KRAMER, SR.
Robert G. Kramer, Sr.
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Date: May 4, 2017

EXHIBIT INDEX

Exhibit Number	Description
10.1*	Form of Performance-Based Stock Unit Award Agreement (incorporated by reference to Exhibit 10 to the Company's Current Report on Form 8-K filed on February 21, 2017).
10.2#††
Modification No. 1 to the Award/Contract (the "BARDA NuThrax Contract"), effective March 16, 2017, between the BioMedical Advanced Research and Development Authority and Emergent Product Development Gaithersburg Inc.

10.3#††	Award/Contract (the "BARDA BioThrax Contract"), effective March 16, 2017, between the BioMedical Advanced Research and Development Authority and Emergent Biodefense Operations Lansing LLC.
10.4#
Sixth Amendment to Credit Agreement, dated as of April 4, 2017, among the Company, as borrower, certain of its subsidiaries party thereto, as guarantors, Bank of America, N.A., as administrative agent, and certain financial institutions party thereto as lenders.

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

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language):
(i) Condensed Consolidated Statements of Operations for the three months ended March 31, 2017 and 2016;
(ii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2017 and 2016;
(iii) Condensed Consolidated Balance Sheets at March 31, 2017 and December 31, 2016;
(iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016; and
(v) Notes to Consolidated Financial Statements.

# Filed herewith.
††	Confidential treatment requested with the Securities and Exchange Commission as to certain portions. Confidential materials omitted and filed separately with the Securities and Exchange Commission.
*	Management contract or compensatory plan or arrangement filed herewith in response to Item 15(c) of Form 10-Q.