Form 10-Q
period 2017-06-30
Emergent BioSolutions Inc.
filed 2017-08-04
CIK 1367644

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of July 28, 2017, the registrant had 41,211,567 shares of common stock outstanding.

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
▪
uncertainties as to the satisfaction of closing conditions with respect to our recently announced acquisitions of the ACAM2000 smallpox business from Sanofi Pasteur Biologics, LLC and raxibacumab from GlaxoSmithKline LLC, such as the timing and receipt of antitrust regulatory clearance;

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

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Emergent BioSolutions Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share and per share data)

	June 30, 2017	December 31, 2016
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$315,627	$271,513
Accounts receivable, net	102,511	138,478
Inventories	70,529	74,002
Income tax receivable, net	6,119	9,996
Prepaid expenses and other current assets	14,955	16,229
Total current assets	509,741	510,218

Property, plant and equipment, net	380,240	376,448
Intangible assets, net	30,756	33,865
Goodwill	41,001	41,001
Deferred tax assets, net	5,022	6,096
Other assets	3,723	2,483
Total assets	$970,483	$970,111

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$29,604	$34,649
Accrued expenses and other current liabilities	1,874	6,368
Accrued compensation	24,326	34,537
Notes payable	-	20,000
Contingent consideration, current portion	1,710	3,266
Deferred revenue, current portion	15,412	7,036
Total current liabilities	72,926	105,856

Contingent consideration, net of current portion	9,503	9,919
Long-term indebtedness	248,693	248,094
Deferred revenue, net of current portion	17,092	8,433
Other liabilities	1,670	1,604
Total liabilities	349,884	373,906

Stockholders' equity:
Preferred stock, $0.001 par value; 15,000,000 shares authorized, 0 shares issued and outstanding at both June 30, 2017 and December 31, 2016	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized, 41,532,614 shares issued and 41,107,065 shares outstanding at June 30, 2017; 40,996,890 shares issued and 40,574,060 shares outstanding at December 31, 2016	41	41
Treasury stock, at cost, 425,549 and 422,830 common shares at June 30, 2017 and December 31, 2016, respectively	(6,503)	(6,420)
Additional paid-in capital	360,999	352,435
Accumulated other comprehensive loss	(3,519)	(4,331)
Retained earnings	269,581	254,480
Total stockholders' equity	620,599	596,205
Total liabilities and stockholders' equity	$970,483	$970,111

The accompanying notes are an integral part of these consolidated financial statements.

Emergent BioSolutions Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Unaudited)		(Unaudited)
Revenues:
Product sales	$63,610	$48,333	$145,579	$112,087
Contract manufacturing	16,160	10,156	33,788	17,743
Contracts and grants	21,002	32,752	38,263	64,375
Total revenues	100,772	91,241	217,630	194,205

Operating expenses:
Cost of product sales and contract manufacturing	34,624	29,465	80,946	53,466
Research and development	25,751	27,893	46,227	53,985
Selling, general and administrative	31,868	35,925	67,018	67,639
Income from operations	8,529	(2,042)	23,439	19,115

Other income (expense):
Interest income	583	219	956	406
Interest expense	(1,805)	(1,510)	(3,743)	(3,033)
Other income (expense), net	(586)	24	(286)	57
Total other expense, net	(1,808)	(1,267)	(3,073)	(2,570)

Income (loss) from continuing operations before provision for (benefit from) income taxes	6,721	(3,309)	20,366	16,545
Provision for (benefit from) income taxes	2,105	(1,267)	5,265	6,698
Net income (loss) from continuing operations	4,616	(2,042)	15,101	9,847
Net loss from discontinued operations	-	(8,905)	-	(16,803)
Net income (loss)	$4,616	$(10,947)	$15,101	$(6,956)

Net income (loss) per share from continuing operations - basic	$0.11	$(0.05)	$0.37	$0.25
Net loss per share from discontinued operations - basic	-	(0.22)	-	(0.42)
Net income (loss) per share - basic	$0.11	$(0.27)	$0.37	$(0.17)

Net income (loss) per share from continuing operations - diluted	$0.11	$(0.05)	$0.35	$0.24
Net loss per share from discontinued operations - diluted	-	(0.22)	-	(0.34)
Net income (loss) per share - diluted (1)	$0.11	$(0.27)	$0.35	$(0.10)

Weighted-average number of shares - basic	41,013,764	40,202,821	40,871,540	39,872,738
Weighted-average number of shares - diluted	50,078,594	40,202,821	49,899,291	48,784,339

(1) See "Earnings per share" footnote for details on calculation.

The accompanying notes are an integral part of these consolidated financial statements.

Emergent BioSolutions Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Unaudited)		(Unaudited)

Net income (loss)	$4,616	$(10,947)	$15,101	$(6,956)
Foreign currency translations, net of tax	228	1,072	812	(367)
Comprehensive income (loss)	$4,844	$(9,875)	$15,913	$(7,323)

The accompanying notes are an integral part of these consolidated financial statements.

Emergent BioSolutions Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:	(Unaudited)
Net Income (loss)	$15,101	$(6,956)
Adjustments to reconcile to net cash provided by (used in) operating activities:
Stock-based compensation expense	8,018	9,945
Depreciation and amortization	20,097	17,770
Income taxes	4,951	547
Change in fair value of contingent obligations	433	935
Impairment of long-lived assets	-	1,114
Excess tax benefits from stock-based compensation	-	(10,442)
Other	464	775
Changes in operating assets and liabilities:
Accounts receivable	36,160	53,933
Inventories	3,473	(19,738)
Income taxes	-	(10,064)
Prepaid expenses and other assets	276	(1,713)
Accounts payable	4,245	11,287
Accrued expenses and other liabilities	(4,386)	(3,533)
Accrued compensation	(10,194)	(4,966)
Provision for chargebacks	-	274
Deferred revenue	17,035	1,007
Net cash provided by operating activities	95,673	40,175
Cash flows from investing activities:
Purchases of property, plant and equipment	(29,605)	(39,246)
Net cash used in investing activities	(29,605)	(39,246)
Cash flows from financing activities:
Issuance of common stock upon exercise of stock options	4,605	14,524
Excess tax benefits from stock-based compensation	-	10,442
Taxes paid on behalf of employees for equity activity	(4,059)	(4,492)
Payments of notes payable	(20,000)	-
Contingent obligation payments	(2,405)	(971)
Purchase of treasury stock	(83)	-
Net cash (used in) provided by financing activities	(21,942)	19,503

Effect of exchange rate changes on cash and cash equivalents	(12)	168

Net increase in cash and cash equivalents	44,114	20,600
Cash and cash equivalents at beginning of period	271,513	312,795
Cash and cash equivalents at end of period	$315,627	$333,395

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

During the six months ended June 30, 2017, there have been no significant changes to the Company's summary of significant accounting policies contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC, except for revenue recognition associated with the new Biomedical Advanced Research and Development Authority ("BARDA") contract for BioThrax and the modification of the Company's contract for the NuThrax product candidate with BARDA ("the BARDA NuThrax Contract").

The BARDA NuThrax Contract was entered into on September 30, 2016. This contract is a service arrangement that includes multiple elements. The deliverables under the BARDA NuThrax Contract are the completion of development for NuThrax and the procurement of NuThrax for the Strategic National Stockpile ("SNS"). The Company has determined that the procurement of NuThrax under the BARDA NuThrax Contract is a contingent deliverable, as it is dependent upon successful completion of development; therefore the Company has excluded this from the allocation of the contract consideration. The Company allocated the value of the contract to the development for NuThrax based on best estimate of selling price ("BESP"). BESP methodology for the development deliverable was developed using a cost build-up for internal and external costs, plus a specified mark-up. The Company has allocated $147.5 million to the development services deliverable and will recognize revenue as the services are provided.

On March 16, 2017, the Company entered into a contract with BARDA, valued at $100 million, for the delivery of BioThrax to the Strategic National Stockpile ("SNS") over a two-year period of performance ("the BARDA BioThrax Contract"). In conjunction with the signing of this contract, the Company entered into a modification to its BARDA NuThrax Contract that increases the number of doses of NuThrax to be delivered under the base period from two million to three million doses with a commensurate reduction in dose price for the initial deliveries. The modification also provides for a discount on the sales price for doses to be procured during the option period by up to $100 million. As a result of the modification of the BARDA NuThrax Contract in conjunction with execution of the BARDA BioThrax Contract, the Company has determined that the two agreements are linked under the provisions of Topic 605, Revenue Recognition. The Company analyzed these agreements and determined that the units of accounting under the linked agreements are:

·	development services for the NuThrax product candidate under the BARDA NuThrax Contract; and
·	procurement of BioThrax under the BARDA BioThrax Contract.

The Company's allocation of contract consideration for the development services was updated based on the services provided prior to March 17, 2017. The allocation of contract consideration for the BioThrax doses to be sold under the BARDA BioThrax Contract was determined based on similar pricing provided to other customers. The Company determined the amount of contract consideration to be allocated to the discounts was based on an undiscounted probability adjusted model based on the expected timing of regulatory approval for NuThrax, expected levels of procurement of NuThrax upon regulatory approval and the market conditions for these types of medical countermeasures. The Company allocated the contract consideration to the two units of accounting as follows:

·	development services for the NuThrax product candidate under the BARDA NuThrax Contract was $137.1 million
·	procurement of BioThrax under the BARDA BioThrax Contract was $93.6 million

The Company will defer a portion of the consideration received for doses delivered under the BARDA BioThrax Contract and the development services for the NuThrax product candidate. The Company will recognize the deferred revenue upon the delivery of NuThrax doses under the BARDA NuThrax Contract, or upon the future extinguishment of the Company's obligation to deliver NuThrax doses to which the discount applies.

The Company has classified the results of operations of Aptevo Therapeutics Inc. ("Aptevo") as discontinued operations for the three and six months ended June 30, 2016. The historical financial statements and footnotes have been revised accordingly. See Note 2. "Discontinued operations" for further details regarding the spin-off. For financial reporting purposes, in the periods following the spin-off, the Company reports financial information as one business segment.

In the opinion of the Company's management, any adjustments contained in the accompanying unaudited consolidated financial statements are of a normal recurring nature and are necessary to present fairly the financial position of the Company as of June 30, 2017. Interim results are not necessarily indicative of results that may be expected for any other interim period or for an entire year.

Recently issued accounting standards

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU No. 2014-09"). ASU No. 2014-09 supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, as well as most industry-specific guidance, and significantly enhances comparability of revenue recognition practices across entities and industries by providing a principles-based, comprehensive framework for addressing revenue recognition issues. In order for a provider of promised goods or services to recognize as revenue the consideration that it expects to receive in exchange for the promised goods or services, the provider should apply the following five steps: (1) identify the contract with a customer(s); (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU No. 2014-09 also specifies the accounting for some costs to obtain or fulfill a contract with a customer and provides enhanced disclosure requirements. The standard will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company will adopt this standard effective January 1, 2018 and intends to use the modified retrospective method when adopting ASU No. 2014-09. The Company has completed an initial impact analysis, including reviewing the terms and conditions of its contracts. The Company is in the process of finalizing its accounting policy. Once the accounting policy is finalized, the Company will design and implement necessary changes to processes and controls in order to account for revenue under the new standard beginning on the adoption date. The Company believes that there could be changes to the revenue recognition related to the Company's multiple element contracts, primarily those with the U.S. government. Based on the Company's timeline and planned resources, the Company anticipates completing its implementation by the adoption date.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718) ("ASU No. 2016-09"). ASU No. 2016-09 simplifies several aspects of the accounting for share-based payment award transactions, including: (1) the income tax consequences, (2) classification of awards as either equity or liabilities, and (3) classification on the statement of cash flows. As of January 1, 2017, the Company adopted and performed the evaluation required by the standard and did not identify any conditions or events that would have a material impact on the current disclosures in the financial statements. The Company has retrospectively adjusted the operating and financing sections within the statement of cash flows for the classification of employee taxes paid associated with equity award activities for the six months ended June 30, 2016. In addition, the Company prospectively adopted the provisions related to the excess tax benefits, and as a result prior periods were not adjusted. If the Company had adopted this provision retrospectively, there would have been no change to the estimated effective annual tax rate for the three and six months ended June 30, 2016, but there would have been a tax benefit associated with stock option activity of $1.2 million and $3.5 million, respectively, recorded in the provision for income taxes on the Company's statement of operations.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business ("ASU No. 2017-01"). ASU No. 2017-01 provides clarification for the definition of a business with the objective of adding guidance and providing a more robust framework to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The new standard will be effective for all annual periods beginning after December 15, 2017. Early adoption is permitted. The Company will be assessing the impact of this standard on potential acquisitions in 2017.

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

The following table summarizes results from discontinued operations of Aptevo included in the consolidated statements of operations:

	Three Months Ended June 30,	Six Months Ended June 30,
(in thousands)	2016	2016

Revenues:
Product sales	$10,212	$18,165
Collaborations	34	119
Total revenues	10,246	18,284

Operating expense:
Cost of product sales	6,147	10,649
Research and development	7,454	15,515
Selling, general and administrative	8,221	16,292
Loss from operations	(11,576)	(24,172)

Other income (expense), net:	(5)	75

Loss from discontinued operations before benefit from income taxes	(11,581)	(24,097)
Benefit from income taxes	(2,676)	(7,294)
Net loss from discontinued operations	$(8,905)	$(16,803)

The following table summarizes the cash flows of Aptevo included in the June 30, 2016 consolidated statements of cash flows:

Six Months Ended June 30,
(in thousands)	2016
Net cash used in operating activities	$(9,134)
Net cash used in investing activities	(2,139)
Net cash provided by financing activities	12,277

Net increase in cash and cash equivalents	$1,004

3. Fair value measurements

Contingent consideration are liabilities measured at fair value on a recurring basis. As of June 30, 2017 and December 31, 2016, the fair value of contingent consideration was $11.2 million and $13.2 million, respectively.

On January 29, 2014, the Company issued $250.0 million aggregate principal amount of 2.875% Convertible Senior Notes due 2021 (the "Notes"). The Notes mature on January 15, 2021, unless earlier purchased by the Company or converted. The Notes are subject to the fair value disclosure requirements. The estimated fair value of the Notes at June 30, 2017 was $323.2 million. The fair value of the Notes was determined via broker quote.

For the three months ended June 30, 2017, the contingent consideration obligation associated with the EV-035 series of molecules and the broad spectrum antiviral platform program increased by a nominal amount. For the six months ended June 30, 2017 and the three and six months ended June 30, 2016, the contingent consideration obligation associated with the EV-035 series of molecules and the broad spectrum antiviral platform program decreased by $0.1 million, $0.4 million and $0.4 million, respectively. The changes are primarily due to the estimated timing and probability of success for certain development and regulatory milestones of the EV-035 series of molecules and the broad spectrum antiviral platform program, which are inputs that have no observable market (Level 3). These changes are classified in the Company's statement of operations as both selling, general and administrative expense and research and development expense.

For the three and six months ended June 30, 2017, the contingent purchase consideration obligations associated with RSDL increased by $0.2 million and $0.5 million, respectively. For the three and six months ended June 30, 2016, the contingent purchase consideration obligations associated with RSDL increased by $0.5 million and $1.3 million, respectively. The fair value of the RSDL contingent consideration obligations increased primarily due to the expected timing of future net sales, which are inputs that have no observable market (Level 3). These changes are classified in the Company's statement of operations as cost of product sales and contract manufacturing.

The following table is a reconciliation of the beginning and ending balance of the liabilities, consisting only of contingent consideration, measured at fair value, using significant unobservable inputs (Level 3) during the six months ended June 30, 2017.

(in thousands)
Balance at December 31, 2016	$13,185
Expense included in earnings	433
Settlements	(2,405)
Purchases, sales and issuances	-
Transfers in/(out) of Level 3	-
Balance at June 30, 2017	$11,213

Separate disclosure is required for assets and liabilities measured at fair value on a recurring basis from those measured at fair value on a non-recurring basis. As of June 30, 2017, the Company had no assets or liabilities that were measured at fair value on a non-recurring basis. As of June 30, 2016, the in-process research and development asset for EV-035 series of molecules was measured at fair value on a non-recurring basis.

4. Inventories

Inventories consisted of the following:

	June 30,	December 31,
(in thousands)	2017	2016
Raw materials and supplies	$33,619	$30,687
Work-in-process	25,594	19,821
Finished goods	11,316	23,494
Total inventories	$70,529	$74,002

5. Property, plant and equipment

Property, plant and equipment consisted of the following:

	June 30,	December 31,
(in thousands)	2017	2016
Land and improvements	$20,357	$20,340
Buildings, building improvements and leasehold improvements	150,416	147,130
Furniture and equipment	194,140	190,157
Software	52,616	52,564
Construction-in-progress	90,095	77,813
Property, plant and equipment, gross	507,624	488,004
Less: Accumulated depreciation and amortization	(127,384)	(111,556)
Total property, plant and equipment, net	$380,240	$376,448

As of June 30, 2017 and December 31, 2016, construction-in-progress primarily includes costs related to the build out of the Company's Center for Innovation in Advanced Development and Manufacturing ("CIADM") facility.

6. Intangible assets

For the three months ended June 30, 2017 and 2016, the Company recorded amortization expense of $1.6 million and $1.8 million, respectively. For the six months ended June 30, 2017 and 2016, the Company recorded amortization expense of $3.1 million and $3.7 million, respectively. The amortization expense for intangible assets has been recorded in operating expenses, specifically selling, general and administrative and cost of product sales and contract manufacturing. As of June 30, 2017, the weighted average amortization period remaining for intangible assets is 70 months.

7.  Equity

As of June 30, 2017, the Company had one equity awards plan, the Fourth Amended and Restated Emergent BioSolutions Inc. 2006 Stock Incentive Plan (the "2006 Plan"), which includes both stock options and restricted stock units.

The following is a summary of stock option award activity under the 2006 Plan:

	2006 Plan
	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2016	2,559,331	$22.94	$25,348,245
Granted	398,058	30.59
Exercised	(243,400)	19.29
Forfeited	(23,796)	27.92
Outstanding at June 30, 2017	2,690,193	$24.35	$25,707,213

The following is a summary of restricted stock unit award activity under the 2006 Plan:

	Number of Shares	Weighted-Average Grant Price	Aggregate Intrinsic Value
Outstanding at December 31, 2016	875,584	$28.94	$28,754,179
Granted	428,810	30.55
Vested	(403,992)	20.72
Forfeited	(31,148)	28.78
Outstanding at June 30, 2017	869,254	$30.20	$29,476,403

8. Earnings per share

The following table presents the calculation of basic and diluted net income (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2017	2016	2017	2016
Numerator:
Net income (loss) from continuing operations	$4,616	$(2,042)	$15,101	$9,847
Interest expense, net of tax	835	-	1,742	1,302
Amortization of debt issuance costs, net of tax	195	-	391	391
Net income (loss), adjusted from continuing operations	5,646	(2,042)	17,234	11,540
Net loss from discontinued operations	-	(8,905)	-	(16,803)
Net income (loss), adjusted	$5,646	$(10,947)	$17,234	$(5,263)

Denominator:
Weighted-average number of shares—basic	41,013,764	40,202,821	40,871,540	39,872,738
Dilutive securities—equity awards	968,354	-	931,263	1,191,076
Dilutive securities—convertible debt	8,096,476	-	8,096,488	7,720,525
Weighted-average number of shares—diluted	50,078,594	40,202,821	49,899,291	48,784,339

Net income (loss) per share from continuing operations - basic	$0.11	$(0.05)	$0.37	$0.25
Net loss per share from discontinued operations - basic	-	(0.22)	-	(0.42)
Net income (loss) per share - basic	$0.11	$(0.27)	$0.37	$(0.17)

Net income (loss) per share from continuing operations - diluted	$0.11	$(0.05)	$0.35	$0.24
Net loss per share from discontinued operations - diluted	-	(0.22)	-	(0.34)
Net income (loss) per share - diluted	$0.11	$(0.27)	$0.35	$(0.10)

For the three and six months ended June 30, 2017 and 2016, basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.

For the three and six months ended June 30, 2017, along with the six months ended June 30, 2016, diluted earnings per share is computed using the "if-converted" method by dividing the net income adjusted for interest expense and amortization of debt issuance cost, both net of tax, associated with the Notes by the weighted average number of shares of common stock outstanding during the period. The weighted average number of shares is adjusted for the potential dilutive effect of the exercise of stock options and the vesting of restricted stock units along with the assumption of the conversion of the Notes, at the beginning of the period.

For the three months ended June 30, 2016, basic and diluted earnings per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. No adjustment to the net loss was computed under the "if-converted" method as the effect would have been anti-dilutive.

For the three and six months ended June 30, 2017, approximately 0.4 million stock options were excluded from the calculation of diluted earnings per share due to the fact that the exercise prices were in excess of the average per share closing price during the period. For the three months ended June 30, 2016, outstanding equity awards to purchase approximately 3.6 million shares of common stock were excluded from the calculation of diluted earnings per share. In addition, for the three months ended June 30, 2016, approximately 7.7 million shares of common stock related to the Company's Notes were excluded from the calculation of diluted earnings per share. All outstanding equity awards to purchase common stock and shares of common stock related to the Company's Notes were excluded from the calculation of diluted earnings per share in the periods in which the Company incurred a net loss.

9. Restructuring

In August 2016, the Company adopted a plan to restructure and reprioritize the operations of one of its facilities at the Emergent BioDefense Operations Lansing LLC ("EBOL") site. This plan was initiated as a result of the Company's large-scale manufacturing facility at the EBOL site commencing manufacturing operations. Severance and other related costs and asset-related charges are reflected within the Company's consolidated statement of operations as a component of selling, general and administrative expense.

The Company has completed the EBOL restructuring. The costs of the restructuring as of June 30, 2017 are detailed below:

	Incurred in	Inception to Date
(in thousands)	2017
Termination benefits	$40	$5,286
Abandonment of equipment	-	3,749
Other costs	-	691
Total	$40	$9,726

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

      The following is a summary of the activity for the liabilities related to the restructuring:

Termination
(in thousands)	Benefits
Balance at December 31, 2016	$4,357
Expenses incurred	40
Amount paid	(3,602)
Other adjustments	-
Balance at June 30, 2017	$795

10. Litigation

On July 19, 2016, Plaintiff William Sponn, or Sponn, filed a putative class action complaint in the United States District Court for the District of Maryland on behalf of purchasers of the Company's common stock between January 11, 2016 and June 21, 2016, inclusive, or the Class Period, seeking to pursue remedies under the Securities Exchange Act of 1934 against the Company and certain of its senior officers and directors, collectively, the Defendants. The complaint alleges, among other things, that the Company made materially false and misleading statements about the government's demand for BioThrax and expectations that the Company's five-year exclusive procurement contract with the U.S. Department of Health and Human Services would be renewed and omitted certain material facts. Sponn is seeking unspecified damages, including legal costs. On October 25, 2016 the Court added City of Cape Coral Municipal Firefighters' Retirement Plan and City of Sunrise Police Officers' Retirement Plan as plaintiffs and appointed them Lead Plaintiffs and Robins Geller Rudman & Dowd LLP as Lead Counsel. On December 27, 2016 the plaintiffs filed an amended complaint that cites the same class period, names the same defendants and makes similar allegations to the original complaint. The Company filed a Motion to Dismiss on February 27, 2017. The Plaintiffs filed an opposition brief on April 28, 2017. The Company's Motion to Dismiss was heard and denied on July 6, 2017. The Company filed its answer on July 28, 2017. The Defendants believe that the allegations in the complaint are without merit and intend to defend themselves vigorously against those claims. As of the date of this filing, the range of potential loss cannot be determined or estimated.

11. Subsequent events

On July 19, 2017, the Company entered into an agreement with GSK to acquire raxibacumab, a fully human monoclonal antibody approved by the FDA for the treatment and prophylaxis of inhalational anthrax. The all-cash transaction consists of a $76 million upfront payment and up to $20 million in product sale and manufacturing-related milestone payments, all of which would likely become due in 2019. The Company also plans to assume responsibility for a multi-year contract with BARDA, valued at up to approximately $130 million, to supply the product to the SNS. The Company expects to purchase product from GSK to fulfill deliveries to the SNS under the current BARDA contract and plans to transfer raxibacumab manufacturing to existing Emergent facilities in Baltimore, Maryland in 2020. This transaction, which is subject to customary closing conditions including antitrust regulatory approval, is expected to close in 2017.

On July 14, 2017, the Company entered into an agreement to acquire the ACAM2000®, (Smallpox (Vaccinia) Vaccine, Live) business of Sanofi Pasteur Biologics, LLC ("Sanofi") and Acambis Research Ltd. ("Acambis") in an all-cash transaction with a total value of up to $125 million, consisting of $97.5 million upfront and up to $27.5 million in near-term contingent regulatory and manufacturing-related milestones. Upon the closing of this transaction, the Company will acquire ACAM2000®, (Smallpox (Vaccinia) Vaccine, Live), the only vaccine licensed by the Food and Drug Administration ("FDA") for active immunization against smallpox disease for persons determined to be at high risk for smallpox infection, an existing 10-year contract with the Centers for Disease Control and Prevention ("CDC") originally valued at up to $425 million with a remaining value of up to approximately $160 million for deliveries of ACAM2000 to the SNS and a current good manufacturing practices ("cGMP") bulk manufacturing facility and a lease to a cGMP fill/finish facility. This transaction, which is subject to customary closing conditions including antitrust regulatory approval, is expected to close in 2017.

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

Overview

We are a global life sciences company seeking to protect and enhance life by focusing on providing specialty products for civilian and military populations that address accidental, intentional and naturally emerging public health threats. Our company is focused on developing, manufacturing and commercializing medical countermeasures, or MCMs, that address public health threats, or PHTs. The PHTs we are addressing fall into two categories: (1) Chemical, Biological, Radiological and Nuclear, or CBRN; and (2) Explosives and Emerging Infectious Diseases, or EID. We have a portfolio of six revenue-generating products, as well as a pipeline of various investigational stage product candidates addressing select aspects of CBRN and EID threats. The U.S. government is the primary purchaser of our products and provides us with substantial funding for the development of many of our product candidates.

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

We also have programs that leverage our proven manufacturing infrastructure and expertise. We have responded to specific Task Order Requests issued by the Biomedical Advanced Research and Development Authority, or BARDA, for the development and manufacture of specific countermeasures as part of our Center for Innovation in Advanced Development and Manufacturing, or CIADM, program focused on imminent public health threats.

In addition, we provide contract manufacturing services to third-party customers. The majority of these services are performed at our Camden and Bayview facilities located in Baltimore, Maryland. At these facilities we perform pharmaceutical product development and filling services for injectable and other sterile products, as well as process design, technical transfer, manufacturing validation, laboratory support, aseptic filling, lyophilization, final packaging and accelerated and ongoing stability studies. At our Camden facility we manufacture both vial and pre-filled syringe formats for a wide variety of third-party owned drug products - small molecule and biological - in all stages of development and commercialization. This facility produces finished units of clinical and commercial drugs for a variety of customers ranging from small biopharmaceutical companies to major multinationals. The facility is an approved or inspected manufacturing facility under the regulatory regimes in the United States, Canada, Japan, Brazil, the Middle East and several countries in the European Union.

Highlights and Recent Business Accomplishments for 2017

On July 31, 2017, we were awarded approximately $23 million to develop a novel multi-drug auto-injector for nerve agent antidote delivery from the Department of Defense, or DoD. Our device is being designed for intramuscular self- or buddy-administration of antidotes for use in military environments and for civilian emergencies.

On July 26, 2017, we announced a licensing agreement with Valneva SE, or Valneva, for global exclusive rights to Valneva's Zika vaccine technology, ZIKV. We will co-develop ZIKV-VLA1601, a highly purified inactivated vaccine candidate against the Zika virus, from preclinical development through completion of a Phase 1 safety and immunogenicity clinical trial. ZIKV-VLA1601, which has shown to elicit functional antibody responses, is based on Valneva's established inactivated, whole virus manufacturing platform on which its licensed Japanese Encephalitis vaccine was developed and produced. Phase 1 clinical trial is expected to commence in late 2017 or early 2018.

On July 19, 2017, we entered into an agreement with Human Genome Sciences, Inc. and GlaxoSmithKline LLC, which we collectively refer to as GSK, to acquire raxibacumab, a fully human monoclonal antibody approved by FDA for the treatment and prophylaxis of inhalational anthrax. The all-cash transaction consists of a $76 million upfront payment and up to $20 million in product sale and manufacturing-related milestone payments, all of which would likely become due in 2019. We also plan to assume responsibility for a multi-year contract with BARDA, valued at up to approximately $130 million, to supply the product to the Strategic National Stockpile, or SNS. We expect to purchase product from GSK to fulfill deliveries to the SNS under the current BARDA contract and plan to transfer raxibacumab manufacturing to our existing facilities in Baltimore, Maryland in 2020. This transaction, which is subject to customary closing conditions including antitrust regulatory approval, is expected to close in 2017.

On July 14, 2017, we entered into an agreement to acquire the ACAM2000®, (Smallpox (Vaccinia) Vaccine, Live) business of Sanofi Pasteur Biologics, LLC, or Sanofi, and Acambis Research Ltd., or Acambis, in an all-cash transaction with a total value of up to $125 million, consisting of $97.5 million upfront and up to $27.5 million in near-term contingent regulatory and manufacturing-related milestones. Upon the closing of this transaction, we will acquire ACAM2000®, (Smallpox (Vaccinia) Vaccine, Live), the only vaccine licensed by the FDA for active immunization against smallpox disease for persons determined to be at high risk for smallpox infection, an existing 10-year contract with the Centers for Disease Control and Prevention, or CDC, originally valued at up to $425 million with a remaining value of up to approximately $160 million for deliveries of ACAM2000 to the SNS, and a current good manufacturing practices, or cGMP, bulk manufacturing facility and a lease to a cGMP fill/finish facility. This transaction, which is subject to customary closing conditions including antitrust regulatory approval, is expected to close in 2017.

On March 31, 2017, we signed a modification to our contract with BARDA to manufacture and store bulk drug substance for our botulism antitoxin, BAT, valued at approximately $53 million with a five-year period of performance. This modification to the contract is intended to enable future filling and deliveries of final drug product to the SNS. BAT is indicated for the treatment of symptomatic botulism following documented or suspected exposure to botulinum neurotoxin serotypes A, B, C, D, E, F, or G in adults and pediatric patients.

On March 16, 2017, we entered into a contract with BARDA, valued at $100 million, for the delivery of BioThrax to the Strategic National Stockpile, or SNS, over a two-year period of performance. In conjunction with the signing of the $100 million contract for delivery of BioThrax with BARDA, we entered into a modification to our previously disclosed multi-year contract with BARDA for the advanced development and delivery of the leading next generation anthrax vaccine candidate, NuThrax. The modification increases the number of doses of NuThrax to be delivered under the base period from two million to three million doses with a commensurate reduction in dose price for the initial deliveries. The modification also reduces the purchase price for doses to be procured during the option period by $100 million thereby reducing the total contract value to be up to $1.5 billion.

On February 13, 2017, we received a task order from BARDA valued at up to $30.5 million to develop monoclonal antibody therapeutics for viral hemorrhagic fever. This task order will utilize our CIADM facility located in Baltimore, Maryland. Using monoclonal antibodies from Mapp Biopharmaceutical Inc., we will conduct technology transfer of process materials and information, perform process and analytical method development, execute small-scale production runs, and perform current good manufacturing practices, or cGMP, cell banking leading to cGMP manufacture of bulk drug substance. The task order consists of a 36-month period of performance with a base task order valued at $7.4 million and options that, if executed, will bring the total task order value over three years to up to $30.5 million.

On January 27, 2017, we received from the Paul-Ehrlich-Institute, or PEI, the regulatory agency under the German Federal Ministry of Health, approval for our large-scale manufacturing facility, Building 55, located in Lansing, Michigan. This approval allows us to market in Germany BioThrax manufactured in Building 55.

Aptevo Spin-off

On August 1, 2016, we completed the spin-off of Aptevo Therapeutics Inc., or Aptevo. As a result of the spin-off, the operating results of Aptevo have been reflected as discontinued operations for the three and six months ended June 30, 2016. Unless otherwise stated, financial results herein reflect continuing operations for the three and six months ended June 30, 2016.

Litigation

On July 19, 2016, Plaintiff William Sponn, or Sponn, filed a putative class action complaint in the United States District Court for the District of Maryland, or the Court, on behalf of purchasers of our common stock between January 11, 2016 and June 21, 2016, inclusive, or the Class Period, seeking to pursue remedies under the Securities Exchange Act of 1934 against us and certain of our senior officers and directors, collectively, the Defendants. The complaint alleges, among other things, that we made materially false and misleading statements about the government's demand for BioThrax and expectations that our five-year exclusive procurement contract with the U.S. Department of Health and Human Services, or HHS, would be renewed and omitted certain material facts. Sponn is seeking unspecified damages, including legal costs. On October 25, 2016 the Court added City of Cape Coral Municipal Firefighters' Retirement Plan and City of Sunrise Police Officers' Retirement Plan as plaintiffs and appointed them Lead Plaintiffs and Robins Geller Rudman & Dowd LLP as Lead Counsel. On December 27, 2016, the plaintiffs filed an amended complaint that cites the same class period, names the same defendants and makes similar allegations to the original complaint. We filed a Motion to Dismiss on February 27, 2017. The Plaintiffs filed an opposition brief on April 28, 2017. Our Motion to Dismiss was heard and denied on July 6, 2017. The Company filed its answer on July 28, 2017. The Defendants believe that the allegations in the complaint are without merit and intend to defend themselves vigorously against those claims.

Financial Operations Overview

Revenues

We have derived a majority of our historical product sales revenues from BioThrax sales to the U.S. government. We are a party to a contract with the CDC, an operating division of HHS, valued at up to $911 million, to supply approximately 29.4 million doses of BioThrax to the SNS through September 2021. Through June 30, 2017, we have delivered and recognized revenue on approximately 3.4 million doses, representing approximately $100 million in revenue under this contract. We are focused on increasing the sales of our products in our product portfolio to U.S. government customers as well as expanding the market for our entire product portfolio to other customers domestically and internationally.

We have received contract and grant funding from BARDA, CDC, the Defense Threat Reduction Agency, or DTRA, and the National Institute of Allergy and Infectious Diseases, or NIAID, for the following development programs:

Development Programs	Funding Source	Award Date	Performance Period
Anthrasil	BARDA	09/2005	9/2005 — 4/2021
	BARDA	09/2013	9/2013 — 9/2018
Auto-injector platform	DoD	7/2017	7/2017 — 6/2022
BAT	BARDA	05/2006	5/2006 — 12/2027
CIADM	BARDA	06/2012	6/2012 — 6/2037
GC-072	DTRA	08/2014	8/2014 — 3/2018
Large-scale manufacturing for BioThrax	BARDA	07/2010	7/2010 — 7/2017
NuThrax	NIAID	08/2014	8/2014 — 10/2019
	BARDA	03/2015	3/2015 — 12/2017
	BARDA	09/2016	9/2016 — 9/2021
UV-4B	NIAID	09/2011	9/2011 — 8/2018
VIGIV	CDC	08/2012	8/2012 — 8/2017

Critical Accounting Policies and Estimates

During the six months ended June 30, 2017, there have been no significant changes to our Critical Accounting Policies and Estimates contained in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the Securities and Exchange Commission.

Results of Operations

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

Revenues

	Three Months Ended June 30,
(in thousands)	2017	2016	Change	% Change

Product sales:
BioThrax	$52,321	$40,038	$12,283	31%
Other	11,289	8,295	2,994	36%
Total Product sales	63,610	48,333	15,277	32%
Contract manufacturing	16,160	10,156	6,004	59%
Contracts and grants	21,002	32,752	(11,750)	(36%)
Total revenues	$100,772	$91,241	$9,531	10%

Product sales:

The increase in Product sales was primarily due to the timing of BioThrax deliveries to the SNS. The increase in other product sales was primarily due to international sales for VIGIV.

Contract manufacturing:

The increase in Contract manufacturing is primarily due to increased fill/finish services provided to third parties, along with bulk manufacturing services performed for Aptevo.

Contracts and grants:

The decrease in Contracts and grants was primarily due to:

▪	decreased development funding of $7.5 million for VIGIV related to the timing of plasma collection; and
▪	decreased development funding of $6.3 million related to our CIADM program, which includes a decrease of $2.9 million for CIADM task orders primarily related to Ebola.

These decreases in Contracts and grants were partially offset by an increase in development funding of $2.5 million for NuThrax related to non-clinical studies and manufacturing activities.

Cost of Product Sales and Contract Manufacturing

Cost of product sales and contract manufacturing increased by $5.1 million, or 17%, to $34.6 million for the three months ended June 30, 2017 from $29.5 million for the three months ended June 30, 2016. The increase was primarily attributable to the increase in BioThrax sales to the SNS and increased contract manufacturing activities.

Research and Development Expenses

Research and development expenses decreased by $2.1 million, or 8%, to $25.8 million for the three months ended June 30, 2017 from $27.9 million for the three months ended June 30, 2016. This decrease primarily reflects lower contract service costs. Net of contracts and grants revenues, during the three months ended June 30, 2017 we incurred net research and development expenses of $4.8 million and during the three months ended June 30, 2016 our research and development expenses were fully funded, resulting in a net contribution from funded development programs of $4.9 million.

Our principal research and development expenses for the three months ended June 30, 2017 and 2016 are shown in the following table:

	Three Months Ended
	June 30,
(in thousands)	2017	2016	Change	% Change

NuThrax	$10,102	$5,280	$4,822	91%
FLU-IG (NP025)	2,329	-	2,329	N/A
UV-4B	1,342	879	463	53%
CIADM task orders	1,084	2,475	(1,391)	(56%)
BAT	737	1,095	(358)	(33%)
Auto-injector platform	719	2,498	(1,779)	(71%)
EV-035 series of molecules	477	839	(362)	43%
BioThrax related programs	348	898	(550)	(61%)
Anthrasil	279	166	113	68%
VIGIV	227	3,368	(3,141)	93%
Large-scale manufacturing for BioThrax	195	998	(803)	(80%)
Other	7,912	9,397	(1,485)	(16%)
Total	$25,751	$27,893	$(2,142)	(8%)

The increase in expense for NuThrax was primarily due to the timing of non-clinical animal studies and manufacturing activities. The expense for FLU-IG (NP025) was primarily due to clinical trial preparation. The increase in expense for UV-4B was primarily due to clinical trial activity to evaluate safety and tolerability. The decrease in expense for CIADM task orders was due to the timing of manufacturing development for Ebola monoclonal antibodies and Zika. The decrease in expense for our BAT program was primarily related to the timing of stability testing. The decrease in expense for our Auto-injector platform was due to the timing of device concept and design evaluation activities. The decrease in expense for our EV-035 series of molecules was primarily due to the timing of formulation development activities, along with screening of molecules within the series. The decrease in expense for BioThrax related programs was primarily related to the timing of clinical studies to support applications for label expansion for BioThrax. The spending for our Anthrasil program was primarily for non-clinical activities. The decrease in expense for VIGIV was primarily due to the timing of plasma collection. The decrease in expense for large-scale manufacturing of BioThrax was primarily due to the completion of development work and the licensure of the large-scale manufacturing facility in August 2016. The decrease in spending for our Other activities was primarily due to decreased expense related to our funded pre-clinical product candidates and manufacturing development activities.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $4.0 million, or 11%, to $31.9 million for the three months ended June 30, 2017 from $35.9 million for the three months ended June 30, 2016. The decrease is primarily due to decreased costs associated with the timing of professional services to support our strategic growth initiatives and fixed asset impairments during the second quarter of 2016.

Provision for (Benefit from) Income Taxes

Provision for (benefit from) income taxes increased by $3.4 million to a provision for income taxes of $2.1 million for the three months ended June 30, 2017 from a benefit from income taxes of $1.3 million for the three months ended June 30, 2016. The increase was primarily due to the increase in our income before provision for (benefit from) income taxes of $10.0 million.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Revenues

	Six Months Ended June 30,
(in thousands)	2017	2016	Change	% Change

Product sales:
BioThrax	$96,135	$99,139	$(3,004)	(3)%
Other	49,444	12,948	36,496	282%
Total Product sales	145,579	112,087	33,492	30%
Contract manufacturing	33,788	17,743	16,045	90%
Contracts and grants	38,263	64,375	(26,112)	(41)%
Total revenues	$217,630	$194,205	$23,425	12%

Product sales:

The increase in Product sales was primarily due to the increase in other product sales due to the timing of BAT deliveries to the SNS and the timing of RSDL shipments to the DoD. These increases were partially offset by a decrease in BioThrax sales due to the timing of BioThrax deliveries to the SNS.

Contract manufacturing:

The increase in Contract manufacturing is primarily due to the expansion of our fill/finish services provided to third parties and bulk manufacturing services performed for Aptevo.

Contracts and grants:

The decrease in Contracts and grants was primarily due to:

▪	decreased development funding of $15.6 million for VIGIV related to the timing of plasma collection; and
▪	decreased development funding of $10.3 million related to our CIADM program, which includes a decrease of $7.1 million for CIADM task orders related to Ebola.

These decreases in Contracts and grants were partially offset by an increase in development funding of $4.3 million for NuThrax related to non-clinical studies and manufacturing activities.

Cost of Product Sales and Contract Manufacturing

Cost of product sales and contract manufacturing increased by $27.4 million, or 51%, to $80.9 million for the six months ended June 30, 2017 from $53.5 million for the six months ended June 30, 2016. The increase was attributable to increased costs associated with the increase in Other product sales and increased costs associated with the expansion of our contract manufacturing business, as well as costs for routine maintenance shutdown activities.

Research and Development Expenses

Research and development expenses decreased by $7.8 million, or 14%, to $46.2 million for the six months ended June 30, 2017 from $54.0 million for the six months ended June 30, 2016. This decrease primarily reflects lower contract service costs. Net of contracts and grants revenues, we incurred net research and development expenses of $7.9 million during the three months ended June 30, 2017. Net of contracts and grants revenues, our research and development expenses were fully funded during the three months ended June 30, 2016, resulting in a net contribution from funded development programs of $10.4 million.

Our principal research and development expenses for the six months ended June 30, 2017 and 2016 are shown in the following table:

	Six Months Ended
	June 30,
(in thousands)	2017	2016	Change	% Change

NuThrax	$16,580	$9,666	$6,914	72%
FLU-IG (NP025)	3,357	-	3,357	N/A
UV-4B	3,256	2,032	1,224	60%
CIADM task orders	2,181	5,299	(3,118)	(59)%
BAT	1,671	2,151	(480)	(22)%
Auto-injector platform	1,443	5,170	(3,727)	(72)%
EV-035 series of molecules	1,084	1,641	(557)	(34)%
BioThrax related programs	357	1,690	(1,333)	(79)%
Anthrasil	491	448	43	10%
VIGIV	837	5,955	(5,118)	86%
Large-scale manufacturing for BioThrax	821	3,379	(2,558)	(76)%
Other	14,149	16,554	(2,405)	(15)%
Total	$46,227	$53,985	$(7,758)	(14)%

The increase in expense for NuThrax was primarily due to the timing of non-clinical animal studies and manufacturing activities. The expense for FLU-IG (NP025) was primarily due to clinical trial preparation. The increase in expense for UV-4B was primarily due to clinical trial activity to evaluate safety and tolerability. The decrease in expense for CIADM task orders was due to the timing of manufacturing development for Ebola monoclonal antibodies and Zika. The decrease in expense for our BAT program was primarily related to the timing of stability testing. The decrease in expense for our Auto-injector platform was due to the timing of device concept and design evaluation activities. The decrease in expense for our EV-035 series of molecules was primarily due to the timing of formulation development activities, along with screening of molecules within the series. The decrease in expense for BioThrax related programs was primarily related to the timing of clinical studies to support applications for label expansion for BioThrax. The spending for our Anthrasil program was primarily for non-clinical activities. The decrease in expense for VIGIV was primarily due to the timing of plasma collection. The decrease in expense for large-scale manufacturing of BioThrax was primarily due to the completion of development work and the licensure of the large-scale manufacturing facility in August 2016. The decrease in spending for our Other activities was primarily due to decreased expense related to our funded pre-clinical product candidates and manufacturing development activities.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $0.6 million, or 1%, to $67.0 million for the six months ended June 30, 2017 from $67.6 million for the six months ended June 30, 2016.

Provision for Income Taxes

Provision for income taxes decreased by $1.4 million, or 21%, to $5.3 million for the six months ended June 30, 2017 from $6.7 million for the six months ended June 30, 2016. The decrease was primarily due to non-cash charges associated with tax planning and restructuring activities in 2016, partially offset by an increase in our income before provision for income taxes of $3.8 million.

Liquidity and Capital Resources

Sources of Liquidity

From inception through June 30, 2017, we have funded our cash requirements principally with a combination of product sales revenues, debt financing, development funding, the net proceeds from our initial public offering and the sale of our common stock upon exercise of stock options. We have operated profitably for each of the last five years ended December 31, 2016. As of June 30, 2017, we had cash and cash equivalents of $315.6 million.

Cash Flows

The following table provides information regarding our cash flows for the six months ended June 30, 2017 and 2016:

	Six Months Ended
	June 30,
(in thousands)	2017	2016
Net cash provided by (used in):
Operating activities(i)	$95,661	$40,343
Investing activities	(29,605)	(39,246)
Financing activities	(21,942)	19,503
Net increase in cash and cash equivalents	$44,114	$20,600

(i) Includes the effect of exchange rates on cash and cash equivalents.

Operating Activities:

Net cash provided by operating activities of $95.7 million for the six months ended June 30, 2017 was primarily due to our net income of $15.1 million, a $36.2 million decrease in accounts receivable related to the timing of collection of amounts billed primarily to the CDC, a $17.0 million increase in deferred revenue, non-cash charges of $20.1 million for depreciation and amortization and $8.0 million in stock-based compensation expense.

Net cash provided by operating activities of $40.3 million for the six months ended June 30, 2016 was primarily due to our net loss of $7.0 million, an increase in inventories of $19.7 million primarily due to the timing of deliveries of BioThrax to the CDC and a net decrease of $9.5 million in income taxes related to quarterly estimated tax payments to federal and state tax jurisdictions, partially offset by a $53.9 million decrease in accounts receivable related to the timing of collection of amounts billed primarily to the CDC, along with non-cash charges of $17.8 million for depreciation and amortization and $9.9 million in stock-based compensation expense.

Investing Activities:

Net cash used in investing activities of $29.6 million for the six months ended June 30, 2017 was due to infrastructure and equipment investments, including the construction of a third manufacturing suite at our Baltimore CIADM manufacturing facility.

Net cash used in investing activities of $39.2 million for the six months ended June 30, 2016 was due to infrastructure and equipment investments, including construction at our Baltimore CIADM manufacturing facility.

Financing Activities:

Net cash used in financing activities of $21.9 million for the six months ended June 30, 2017 was primarily due to the payment of a $20.0 million note payable to Aptevo in conjunction with the spin-off, $4.0 million associated with the taxes paid on behalf of employees for equity activity and $2.4 million in contingent obligation payments, partially offset by $4.6 million in proceeds from the issuance of common stock pursuant to our employee equity awards plan.

Net cash provided by financing activities of $19.5 million for the six months ended June 30, 2016 was primarily due to $14.5 million in proceeds from the issuance of common stock pursuant to employee equity plans and $10.4 million in excess tax benefits from exercise of stock options, partially offset by $4.5 million associated with the taxes paid on behalf of employees for equity activity.

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

If our capital resources are insufficient to meet our future capital requirements, we will need to finance our cash needs through public or private equity or debt offerings, bank loans or collaboration and licensing arrangements. In May 2015, we filed an automatic shelf registration statement, which immediately became effective under the Securities and Exchange Commission, or SEC, rules. For so long as we continue to satisfy the requirements to be deemed a "well-known seasoned issuer" under SEC rules, this shelf registration statement, effective until May 2018, allows us to issue an unrestricted amount of equity, debt and certain other types of securities through one or more future primary or secondary offerings. If we do not file a new automatic shelf registration statement prior to May 2018, the existing shelf registration statement will expire and we will not be able to publicly raise capital or issue debt until a new shelf registration statement is filed and becomes effective. There can be no assurance that we will be eligible to file an automatic shelf registration statement at a future date when we need to raise funds publicly.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, 1934, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2017, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act that occurred during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Purported Shareholder Class Action Lawsuit filed July 19, 2016

On July 19, 2016, Plaintiff William Sponn, or Sponn, filed a putative class action complaint in the United States District Court for the District of Maryland on behalf of purchasers of the Company's common stock between January 11, 2016 and June 21, 2016, inclusive, or the Class Period, seeking to pursue remedies under the Securities Exchange Act of 1934 against the Company and certain of its senior officers and directors, collectively, the Defendants. The complaint alleges, among other things, that the Company made materially false and misleading statements about the government's demand for BioThrax and expectations that the Company's five-year exclusive procurement contract with HHS would be renewed and omitted certain material facts. Sponn is seeking unspecified damages, including legal costs. On October 25, 2016 the Court added City of Cape Coral Municipal Firefighters' Retirement Plan and City of Sunrise Police Officers' Retirement Plan as plaintiffs and appointed them Lead Plaintiffs and Robins Geller Rudman & Dowd LLP as Lead Counsel. On December 27, 2016 the plaintiffs filed an amended complaint that cites the same class period, names the same defendants and makes similar allegations to the original complaint. On February 27, 2017 the Company filed a motion to dismiss the Plaintiff's amended complaint. The Plaintiffs filed an opposition brief on April 28, 2017. The Company's Motion to Dismiss was heard and denied on July 6, 2017. The Company filed its answer on July 28, 2017. The Defendants believe that the allegations in the complaint are without merit and intend to defend themselves vigorously against those claims.

ITEM 1A. RISK FACTORS

You should carefully consider the following risk factors in addition to the other information in this Quarterly Report on Form 10-Q when evaluating our business because these risk factors may have a significant impact on our business, financial condition, operating results or cash flows. If any of the risks described below or in subsequent reports we file with the SEC actually occur, they may materially harm our business, financial condition, operating results or cash flow. Additional risks and uncertainties that we have not yet identified or that we presently consider to be immaterial may also materially harm our business, financial condition, operating results or cash flows. Discussion of these factors is incorporated by reference into and considered an integral part of Part I, Item 2, "Management's Discussion and Analysis of Financial Conditions and Results of Operations."

GOVERNMENT CONTRACTING RISKS

We currently derive the majority of our revenue from sales of BioThrax to our principal customer, the U.S. government. If the U.S. government's demand for and/or funding for procurement of BioThrax is substantially reduced, our business, financial condition, operating results and cash flow would be materially harmed.

We have derived, and expect for the foreseeable future to derive, the majority of our revenue from sales of BioThrax, our anthrax vaccine licensed by the U.S. Food and Drug Administration, or the FDA, to the U.S. government. In December 2016, we signed a follow-on procurement contract with the Centers for Disease Control and Prevention, or the CDC, for the delivery of approximately 29.4 million doses of BioThrax for placement into the Strategic National Stockpile, or the SNS, over a five-year period ending in September 2021. The potential value of this contract is approximately $911 million if all procurement options are exercised. In March 2017, we signed a procurement contract with the Biomedical Advanced Research and Development Authority, or BARDA, a division within the Office of the Assistant Secretary of Preparedness and Response at the U.S. Department of Health and Human Services, or HHS, for the delivery of approximately $100 million of BioThrax into the SNS over a two-year period. This contract is separate from and in addition to the follow-on procurement contract with the CDC.

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

The U.S. government is the principal customer for our public health threat-focused medical countermeasures BioThrax, BAT, Anthrasil, VIGIV and RSDL, and is the primary source of funds for the development of our product candidates in our development pipeline, most notably our NuThrax product candidate. We anticipate that the U.S. government will also be a principal customer for those medical countermeasures that we successfully develop within our existing product development pipeline, as well as those we successfully acquire. Additionally, a significant portion of our revenue comes from U.S. government development contracts and grants. Over its lifetime, a U.S. government procurement or development program may be implemented through the award of many different individual contracts and subcontracts. The funding for such government programs is subject to Congressional appropriations, generally made on a fiscal year basis, even for programs designed to continue for several years. For example, sales of BioThrax to be supplied under our procurement contract with the CDC are subject to the availability of funding, mostly from annual appropriations. These appropriations can be subject to political considerations and stringent budgetary constraints.

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

Laws and regulations affecting government contracts make it more costly and difficult for us to successfully conduct our business. Failure to comply with these laws could result in significant civil and criminal penalties and materially damage our relationship with the U.S. government, which could have a material adverse effect on our business, financial condition and operating results.

As a manufacturer and supplier of medical countermeasures to the U.S. government addressing public health threats, we must comply with numerous laws and regulations relating to the procurement, formation, administration and performance of government contracts. Among the most significant government contracting regulations that affect our business are:

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

U.S. government agencies routinely audit and investigate government contractors for compliance with applicable laws and standards. If we are audited and such audit were to uncover improper or illegal activities, we could be subject to civil and criminal penalties, administrative sanctions, including suspension or debarment from government contracting, and suffer significant reputational harm.

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

Unfavorable provisions in government contracts, some of which may be customary, may subject our business to material limitations, restrictions and uncertainties and may have a material adverse impact on our business, financial condition and operating results.

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

COMPETITIVE AND POLITICAL RISKS

We face substantial competition, which may result in others developing or commercializing products before or more successfully than we do.

The development and commercialization of new biopharmaceutical products is highly competitive and subject to rapid technological advances. We may face future competition from other companies and governments, universities and other non-profit research organizations with respect to our products, any products that we acquire, our current product candidates and any products we may seek to develop or commercialize in the future. Our competitors may develop products that are safer, more effective, more convenient or less costly than any products that we may develop or market. Our competitors may devote greater resources to market or sell their products, adapt more quickly to new technologies, scientific advances or patient preferences and needs, initiate or withstand substantial price competition more successfully than we can, or more effectively negotiate third-party licensing and collaborative arrangements.

There are a number of companies with products or product candidates addressing public health threat preparedness that are competing with us for both U.S. government procurement and development resources. Many of our competitors have greater financial, technical and marketing resources than we do.

Any reduction in demand for our products or reduction or loss of development funding for our products or product candidates in favor of a competing product could lead to a loss of market share for our products and cause reduced revenues, margins and levels of profitability for us, which could adversely affect our business, financial condition and operating results.

Our Biologic Products may face risks of competition from biosimilar manufacturers.

Competition for BioThrax, BAT, Anthrasil, and VIGIV, otherwise referred to as our "Biologic Products," may be affected by follow-on biologics, or "biosimilars," in the United States and other jurisdictions. Regulatory and legislative activity in the United States and other countries may make it easier for generic drug manufacturers to manufacture and sell biological drugs similar or identical to our Biologic Products, which might affect the profitability or commercial viability of our Biologic Products. Under the Biologics Price Competition and Innovation Act of 2010, the FDA cannot approve a biosimilar application until the 12-year exclusivity period for the innovator biologic has expired. Regulators in the European Union and in other foreign jurisdictions have already approved biosimilars, although the European Medicines Agency has expressly excluded blood or plasma-derived products and their recombinant alternatives from the biosimilar pathway for a period of time. Vaccine and allergen products are considered on a case-by-case basis. The specific regulatory framework for this new approval path, whether the FDA will permit biosimilars for blood products and vaccines, and the extent to which an approved biosimilar would be substituted for the innovator biologic, are not yet clear and will depend on many factors that are currently unknown. If a biosimilar version of one of our Biologic Products were approved, it could have a material adverse effect on the sales and gross profits of the affected Biologic Product and could adversely affect our business, financial condition and operating results.

Political or social factors may delay or impair our ability to market our products and may require us to spend significant management time and financial resources to address these issues.

Products developed to counter the potential impact of public health threats, whether Chemical, Biological, Radiological and Nuclear, or CBRN, threats, or Explosives and Emerging Infectious Diseases, or EID, are subject to changing political and social environments. The political responses and social awareness of the risks of these threats on military personnel or civilians may vary over time. If the threat of terrorism were to decline, then the public perception of the risk on public health and safety may be reduced. This perception, as well as political or social pressures, could delay or cause resistance to bringing our products in development to market or limit pricing or purchases of our marketed products, any of which could negatively affect our revenues and our financial condition and operating results.

In addition, substantial delays or cancellations of purchases could result from protests or challenges from third parties. Lawsuits brought against us by third parties or activists, even if not successful, could require us to spend significant management time and financial resources defending the related litigation and could potentially damage the public's perception of us and our products. Any publicity campaigns or other negative publicity may adversely affect the degree of market acceptance of our public health threat countermeasures and thereby limit the demand for our products, which would adversely affect our business, financial condition and operating results.

REGULATORY AND COMPLIANCE RISKS

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

Our long-term success depends, in part, upon our ability to develop, receive regulatory approval for and commercialize product candidates and, if we are not successful, our business, financial condition and operating results may suffer.

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

In the United States, to obtain approval from the FDA to market any of our future biologic products, we will be required to submit a biologics license application, or BLA, to the FDA. Ordinarily, the FDA requires a company to support a BLA with substantial evidence of the product candidate's safety and efficacy in treating the targeted indication based on data derived from adequate and well-controlled clinical trials, including Phase III safety and efficacy trials conducted in patients with the disease or condition being targeted.

However, NuThrax or any of our medical countermeasure product candidates, for example, are subject to a different regulatory approval pathway under the FDA's "Animal Rule". The Animal Rule provides a regulatory pathway for drug and biologic products targeting indications for which human efficacy studies are not feasible or would be unethical. Instead, efficacy must be demonstrated, in part, by utilizing animal models rather than testing in humans. This is known as the FDA's "Animal Rule." We cannot guarantee that the FDA will permit us to proceed with licensure of NuThrax or any of our public health threat countermeasure candidates under the Animal Rule. Even if we are able to proceed pursuant to the Animal Rule, the FDA may decide that our data are insufficient to support approval and require additional preclinical, clinical or other studies, refuse to approve our products, or place restrictions on our ability to commercialize those products. Furthermore, products approved under the Animal Rule are subject to certain additional post-marketing requirements. For example, to the extent feasible and ethical, manufacturers of products approved pursuant to the Animal Rule must conduct post-marketing studies, such as field studies, to verify and describe the product candidate's clinical benefit and to assess its safety when used as indicated. We cannot guarantee that we will be able to meet this regulatory requirement even if one or more of our product candidates are approved under the Animal Rule.

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

Our regulators enforce cGMP and other requirements through periodic unannounced inspections of manufacturing facilities. The FDA is authorized to inspect domestic manufacturing facilities without prior notice at reasonable times and in a reasonable manner. Health Canada may conduct similar inspections of our facilities where Canadian marketed products are produced, or related formulation and filling operations are conducted. The FDA, Health Canada, and other foreign regulatory agencies conduct periodic inspections of our facilities. For example, our Lansing Building 55 facility was inspected most recently by the FDA in June 2016, our Lansing Building 12 facility was inspected most recently by the FDA in April 2016, our Winnipeg manufacturing facility was inspected most recently by the FDA in May 2017 and Health Canada in November 2016, and our Baltimore (Camden) facility was most recently inspected by the Health Products Regulatory Authority of Ireland in February 2017, FDA in January 2017 and Health Canada in October 2016. Following several of these inspections, regulatory authorities issued inspectional observations, some of which were significant, but all of which are being, or have been, addressed through corrective actions. If, in connection with any future inspection, regulatory authorities find that we are not in substantial compliance with all applicable requirements, or if they are not satisfied with the corrective actions we take, our regulators may undertake enforcement action against us, which may include:

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

Additionally, companies may not promote drugs for "off-label" uses-that is, uses that are not described in the product's labeling and that differ from those approved by the applicable regulatory agencies. A company that is found to have improperly promoted off-label uses may be subject to significant liability, including civil and administrative remedies (such as entering into corporate integrity agreements with the U.S. government), as well as criminal sanctions. If our employees or agents engage in "off-label" marketing of any of our products, we could be subject to civil or criminal investigations, monetary and injunctive penalties, which could adversely impact our ability to conduct business in certain markets, negatively affect our financial condition and results of operations, and damage our reputation.

Failure to obtain or maintain regulatory approval in international jurisdictions could prevent us from marketing our products abroad and could limit the growth of our business.

We intend to sell certain of our products outside the United States. To market our products in the European Union and many other foreign jurisdictions, we may need to obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. Approval by the FDA does not ensure approval by foreign regulatory authorities. The approval procedures in foreign jurisdictions can vary widely and can involve additional clinical trials and data review beyond that required by the FDA. We and our collaborators may not be able to obtain foreign regulatory approvals on a timely basis, if at all, and therefore we may be unable to commercialize our products internationally.  We have limited experience in preparing, filing and prosecuting the applications necessary to gain foreign regulatory approvals and expect to rely on third-party contract research organizations and consultants to assist us in this process.

Our international operations increase our risk of exposure to potential claims of bribery and corruption.

As we expand our commercialization activities outside of the United States, we are subject to an increased risk of inadvertently conducting activities in a manner that violates the U.S. Foreign Corrupt Practices Act, or FCPA, the U.K. Bribery Act, Canada's Corruption of Foreign Public Officials Act, or other similar foreign laws, which prohibit corporations and individuals from paying, offering to pay, or authorizing the payment of anything of value to any foreign government official, government staff member, political party, or political candidate in an attempt to obtain or retain business or to otherwise influence a person working in an official capacity. In the course of establishing and expanding our commercial operations and seeking regulatory approvals outside of the United States, we will need to establish and expand business relationships with various third parties and will interact more frequently with foreign officials, including regulatory authorities and physicians employed by state-run healthcare institutions who may be deemed to be foreign officials under the FCPA or similar foreign laws. If our business practices are found to be in violation of the FCPA or similar foreign laws despite our training and compliance efforts, we and our senior management may be subject to significant civil and criminal penalties, potential debarment from public procurement and reputational damage, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

MANUFACTURING RISKS

Disruption at, damage to or destruction of our manufacturing facilities could impede our ability to manufacture BioThrax or our other products, which would harm our business, financial condition and operating results.

An interruption in manufacturing operations at Building 55, our FDA-approved large-scale manufacturing facility on our Lansing, Michigan campus, could result in our inability to produce BioThrax for delivery to satisfy the product demands of our customers in a timely manner, which would reduce our revenues and materially harm our business, financial condition, operating results and cash flows. A number of factors could cause interruptions, including:

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

We may not be able to utilize the full manufacturing capacity of our manufacturing facilities, which could impact our future revenues and materially harm our business, financial condition, operating results and cash flows.

Despite our ongoing efforts to optimize the utilization of our manufacturing infrastructure (including bulk, fill/finish, support, aseptic filling, lyophilization, final packaging), we may not be able to realize full utilization, which could adversely affect our future revenues, financial condition, operating results and cash flows could be adversely affected..

Our marketed products and our product candidates are complex to manufacture and ship, which could cause us to experience delays in product manufacturing or development and cause delays in revenues.

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

We are contractually required to ship our biologic products at a prescribed temperature range and variations from that temperature range could result in loss of product and could significantly and adversely impact our revenues.

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

FDA approval is required for the release of each lot of BioThrax. A "lot" is approximately 181,000 doses. We are not able to sell any lots that fail to satisfy the release testing specifications. For example, we must provide the FDA with the results of certain tests, including potency tests, before lots are released for sale. Potency testing of each lot of BioThrax is performed against a qualified control lot that we maintain. We have one mechanism for conducting this potency testing that is reliant on a unique animal strain for which we currently have no alternative. We continually monitor the status of our reference lot and periodically produce and qualify a new reference lot to replace the existing reference lot. If we are not able to produce and qualify a new reference lot or otherwise satisfy the FDA's requirements for release of BioThrax, our ability to sell BioThrax would be impaired until such time as we become able to meet the FDA's requirements, which would materially harm our business, financial condition, operating results and cash flows.

If we are unable to obtain supplies for the manufacture of our marketed products and product candidates in sufficient quantities, at an acceptable cost and in acceptable quality, our ability to manufacture or to develop and commercialize our marketed products and product candidates could be impaired, which could materially harm our revenues, lead to a termination of one or more of our contracts, lead to delays in clinical trials or otherwise materially harm our business.

We depend on certain single-source suppliers for key materials and services necessary for the manufacture of BioThrax and our other products and product candidates. For example, we rely on a single-source supplier to provide us with Alhydrogel in sufficient quantities to meet our needs to manufacture BioThrax and NuThrax. We also rely on single-source suppliers for the sponge applicator device and the active ingredient used to make RSDL as well as the specialty plasma in our hyperimmune specialty plasma products. A disruption in the availability of such materials or services from these suppliers or in the quality of the material provided by such suppliers could require us to qualify and validate alternative suppliers. If we are unable to locate or establish alternative suppliers, our ability to manufacture our products and product candidates could be adversely affected and could harm our revenues, cause us to fail to satisfy contractual commitments, lead to a termination of one or more of our contracts or lead to delays in our clinical trials, any of which could be costly to us and otherwise materially harm our business, financial condition and operating results.

Our operations, including our use of hazardous materials, chemicals, bacteria and viruses, require us to comply with regulatory requirements and expose us to significant potential liabilities.

Our operations involve the use of hazardous materials, including chemicals, bacteria and viruses, and may produce dangerous waste products. Accordingly, we, along with the third parties that conduct clinical trials and manufacture our products and product candidates on our behalf, are subject to federal, state, local and foreign laws and regulations that govern the use, manufacture, distribution, storage, handling, exposure, disposal and recordkeeping with respect to these materials. Under the Federal Select Agent Program, pursuant to the Public Health Security and Bioterrorism Preparedness and Response Act, we are required to register with and be inspected by the CDC and the Animal and Plant Health Inspection Service if we have in our possession, or if we use or transfer, select biological agents or toxins that could pose a threat to public health and safety, to animal or plant health or to animal or plant products. This legislation requires stringent safeguards and security measures for these select agents and toxins, including controlled access and the screening of entities and personnel and establishes a comprehensive national database of registered entities. We are also subject to a variety of environmental and occupational health and safety laws. Compliance with current or future laws and regulations can require significant costs and we could be subject to substantial fines and penalties in the event of noncompliance. In addition, the risk of contamination or injury from these materials cannot be completely eliminated. In such event, we could be held liable for substantial civil damages or costs associated with the cleanup of hazardous materials. From time to time, we have been involved in remediation activities and may be so involved in the future. Any related cost or liability might not be fully covered by insurance, could exceed our resources and could have a material adverse effect on our business, financial condition and results of operations. In addition to complying with environmental and occupational health and safety laws, we must comply with special regulations relating to biosafety administered by the CDC, HHS, U.S. Department of Agriculture and the DoD, as well as regulatory authorities in Canada.

PRODUCT DEVELOPMENT AND COMMERCIALIZATION RISKS

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

Clinical trials of product candidates are expensive and time-consuming, and their outcome is uncertain. We must invest substantial amounts of time and financial resources in these trials, which may not yield viable products. Failure to obtain regulatory approval for product candidates could materially and adversely affect our financial resources, results of operations and cash flows.

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

We depend on third parties to conduct our clinical and non-clinical trials. If these third parties do not perform as contractually required or as we expect, we may not be able to obtain regulatory approval for or commercialize our product candidates and, as a result, our business, financial condition, results of operations and cash flows may suffer.

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

In certain cases, government entities and non-government organizations conduct studies of our product candidates, and we may seek to rely on these studies in applying for marketing approval for certain of our product candidates. These government entities and non-government organizations have no obligation or commitment to us to conduct or complete any of these studies or clinical trials and may choose to discontinue these development efforts at any time. Furthermore, government entities depend on annual Congressional appropriations to fund their development efforts, which may not be approved.

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

We continue to evaluate our product development strategy and, as a result, may modify our strategy in the future. In this regard, we may, from time to time, focus our product development efforts on different product candidates or may delay or halt the development of various product candidates. We may change or refocus our existing product development, commercialization and manufacturing activities based on government funding decisions. This could require changes in our facilities and our personnel. Any product development changes that we implement may not be successful. In particular, we may fail to select or capitalize on the most scientifically, clinically or commercially promising or profitable product candidates or choose candidates for which government development funds are not available. Our decisions to allocate our research and development, management and financial resources toward particular product candidates or therapeutic areas may not lead to the development of viable commercial products and may divert resources from better opportunities. Similarly, our decisions to delay or terminate product development programs may also prove to be incorrect and could cause us to miss valuable opportunities.

INTELLECTUAL PROPERTY RISKS

If we are unable to protect our proprietary rights, our business, financial condition, results of operations and cash flows could be materially harmed.

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

The cost of litigation to uphold the validity of patents to prevent infringement or to otherwise protect or enforce our proprietary rights could be substantial and, from time to time, our patents are subject to opposition proceedings. Some of our competitors may be better able to sustain the costs of complex patent litigation because they may have substantially greater financial resources. Intellectual property lawsuits are expensive and unpredictable and would consume management's time and attention and other resources, even if the outcome were successful. In addition, there is a risk that a court would decide that our patents are not valid and that we do not have the right to stop the other party from using the inventions covered by or incorporating them. There is also a risk that, even if the validity of a patent were upheld, a court would refuse to stop the other party from using the invention(s), including on the grounds that its activities do not infringe the patent. If any of these events were to occur, our business, financial condition, operating results and cash flows could be materially and adversely affected.

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

We also will rely on current and future trademarks to establish and maintain recognized brands. If we fail to acquire and protect such trademarks, our ability to market and sell our products, and therefore our business, financial condition, operating results, and cash flows could be materially and adversely affected.

Third parties may choose to file patent infringement claims against us; defending ourselves from such allegations would be costly, time-consuming, distracting to management and could materially and adversely affect our business, financial condition, operating results and cash flows.

Our development and commercialization activities, as well as any product candidates or products resulting from these activities, may infringe or be claimed to infringe patents and other intellectual property rights of third parties for which we do not hold sufficient licenses or other rights. Additionally, third parties may be successful in obtaining patent protection for technologies that cover development and commercialization activities in which we are already engaged. Third parties may own or control these patents and intellectual property rights in the United States and abroad. These third parties may have substantially greater financial resources than us and could bring claims against us that could cause us to incur substantial expenses to defend against these claims and, if successful against us, could cause us to pay substantial damages. Further, if a patent infringement or other similar suit were brought against us, we could be forced to stop or delay development, manufacturing or sales of the product or product candidate that is the subject of the suit. Intellectual property litigation in the biopharmaceutical industry is common, and we expect this trend to continue.

As a result of patent infringement or other similar claims, or to avoid potential claims, we may choose or be required to seek a license from the third party and be required to pay license fees or royalties or both. These licenses may not be available on acceptable terms, or at all. Even if we were able to obtain a license, the rights may be non-exclusive, which could result in our competitors gaining access to the same intellectual property. Ultimately, we could be prevented from commercializing a product, or be forced to cease some aspect of our business operations, if, as a result of actual or threatened patent infringement claims, we are unable to enter into licenses on acceptable terms, if at all, or if an injunction is granted against us, which could materially harm our business, financial condition, operating results and cash flows.

If we fail to comply with our obligations in our intellectual property licenses with third parties, we could lose license rights that are important to our business.

We are a party to a number of license agreements and expect to enter into additional license agreements in the future. Our existing licenses impose, and we expect future licenses will impose, various diligence, milestone payment, royalty, insurance and other obligations on us. If we fail to comply with these obligations, the licensor may have the right to terminate the license and/or sue us for breach, which could cause us to not be able to market any product that is covered by the licensed patents and subject us to damages, which may be material.

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

These agreements may be breached, and we may not have adequate remedies for any such breach. In addition, our trade secrets may otherwise become known, including through a potential cyber security breach, or may be independently developed by competitors. If we are unable to protect the confidentiality of our proprietary information and know-how, competitors may be able to use this information to develop products that compete with our products, which could materially and adversely impact our business.

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

Acquisition efforts can consume significant management attention and require substantial expenditures, which could detract from our other programs. In addition, we may devote significant resources to potential acquisitions that are never completed. Even if we are successful in acquiring a company or product, it may not result in a successfully developed or commercialized product or, even if an acquired product is commercialized, competing products or technologies could render a product noncompetitive, uneconomical or obsolete. Moreover, the cost of acquiring other companies or in-licensing products could be substantial, and in order to acquire companies or new products, we may need to incur substantial debt or issue dilutive securities. For example, in part to fund our acquisition of Cangene Corporation, we issued $250 million of senior convertible notes in January 2014. Our pending purchase of certain assets and liabilities relating to the ACAM2000® (Smallpox (Vaccinia) Vaccine, Live) will require an initial payment of $97.5 million and milestone payments of up to $27.5 million in the aggregate, tied to the achievement of certain regulatory and manufacturing-related milestones. Also, our agreement to acquire raxibacumab, a fully human monoclonal antibody which is FDA-approved for the treatment and prophylaxis of inhalational anthrax, requires us to make a $76 million upfront payment and up to $20 million in milestone payments, all of which would likely become due in 2019.  Both transactions are subject to certain closing conditions, including (1) expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (2) receipt of consents under certain material contracts and (3) certain other customary conditions.

If we are unsuccessful in our efforts to acquire other companies or in-license and develop additional products, or if we acquire or in-license unproductive assets, it could have a material adverse effect on the growth of our business, and we could be compelled to record significant impairment charges to write-down the carrying value of our acquired intangible assets, which could materially harm our financial condition and operating results.

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

If we are unable to successfully integrate pending and future acquisitions with our existing businesses, or operate any acquired business profitably, we may not obtain the advantages that the acquisitions were intended to create, which may materially adversely affect the growth of our business and our financial condition and operating results.

FINANCIAL RISKS

Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our operations to pay our substantial debt.

As of June 30, 2017, our total consolidated indebtedness was approximately $253 million, including approximately $250 million of obligations under our senior convertible notes due in 2021. Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the senior convertible notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

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

We may require significant additional funding and may be unable to raise capital when needed or on acceptable terms, which would harm our ability to grow our business, and our results of operations and financial condition.

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

As of June 30, 2017, we had approximately $315.6 million of cash and cash equivalents. Our future capital requirements will depend on many factors, including, among others:

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

If our capital resources are insufficient to meet our future capital requirements, we will need to finance our cash needs through public or private equity or debt offerings, bank loans or collaboration and licensing arrangements. In May 2015, we filed an automatic shelf registration statement, which immediately became effective under SEC rules. For so long as we continue to satisfy the requirements to be deemed a "well-known seasoned issuer" under SEC rules, this shelf registration statement, effective until May 2018, allows us to issue an unrestricted amount of equity, debt and certain other types of securities through one or more future primary or secondary offerings. If we do not file a new automatic shelf registration statement prior to May 2018, the existing shelf registration statement will expire and we will not be able to publicly raise capital or issue debt until a new shelf registration statement is filed and becomes effective. There can be no assurance that we will be eligible to file an automatic shelf registration statement at a future date when we need to raise funds publicly.

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

THE SPIN-OFF OF OUR BIOSCIENCES BUSINESS

If the spin-off distribution on August 1, 2016 of all of the outstanding shares of Aptevo Therapeutics Inc. common stock to our stockholders, together with certain related transactions, does not qualify as a tax-free transaction for U.S. federal income tax purposes, we and our stockholders could be subject to significant tax liabilities.

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

OTHER BUSINESS RISKS

Pending litigation and legal proceedings and the impact of any finding of liability or damages could adversely impact our business, financial condition and results of operations.

From time to time, we may be named as a defendant in various legal actions or other proceedings. Certain of these actions include and future actual or threatened legal actions may include, claims for substantial and indeterminate amounts of damages, or may result in other action adverse to us.

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

Internal control over financial reporting can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements and may not prevent or detect misstatements. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Failure to maintain effective internal control over financial reporting, or lapses in disclosure controls and procedures, could impact our financial information and disclosures, require significant resources to remediate, and expose us to legal or regulatory proceedings.

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

A significant business disruption or a breach in security resulting in misappropriation, theft or sabotage with respect to our proprietary and confidential business and employee information could result in financial, legal, business or reputational harm to us, any of which could materially and adversely affect our business, financial condition and operating results.

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

Mr. El-Hibri has the ability to significantly influence the election of the members of our Board of Directors due to his substantial beneficial ownership of our common stock. As of July 28, 2017, Mr. El-Hibri was the beneficial owner of approximately 13% of our outstanding common stock. As a result, Mr. El-Hibri could exercise substantial influence over all corporate actions requiring board or stockholder approval, including a change of control, or any amendment of our certificate of incorporation or by-laws. The control by Mr. El-Hibri may prevent other stockholders from influencing significant corporate decisions. In addition, Mr. El-Hibri's significant beneficial ownership of our shares could present the potential for a conflict of interest.

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

Our stock price has been, and is likely to continue to be, volatile. The market price of our common stock could fluctuate significantly for many reasons, including in response to the risks described in this "Risk Factors" section, or for reasons unrelated to our operations, such as reports by industry analysts, investor perceptions or negative announcements by our customers, competitors or suppliers regarding their own performance, as well as industry conditions and general financial, economic and political instability. From November 15, 2006, when our common stock first began trading on the New York Stock Exchange, through July 28, 2017, our common stock has traded as high as $44.38 per share and as low as $4.40 per share. The stock market in general as well as the market for biopharmaceutical companies in particular has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price of our common stock may be influenced by many factors, including, among others:

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales or the perception in the market that the holders of a large number of shares intend to sell shares could reduce the market price of our common stock. Moreover, holders of an aggregate of approximately 6 million shares of our common stock outstanding as of July 28, 2017, have the right to require us to register these shares of common stock under specified circumstances. In May 2015, we filed an automatic shelf registration statement, which immediately became effective under SEC rules. For so long as we continue to satisfy the requirements to be deemed a "well-known seasoned issuer" under SEC rules, this shelf registration statement, effective until May 2018, would provide for a secondary offering of these shares from time to time.

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

EMERGENT BIOSOLUTIONS INC.

By: /s/DANIEL J. ABDUN-NABI
Daniel J. Abdun-Nabi
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 3, 2017

By: /s/ROBERT G. KRAMER, SR.
Robert G. Kramer, Sr.
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Date: August 3, 2017

EXHIBIT INDEX

Exhibit Number	Description
2.1††
Asset Purchase Agreement, dated July 14, 2017, by and between Sanofi Pasteur Biologics, LLC, Acambis Research Ltd. and Emergent BioSolutions Inc. (incorporated by reference to Exhibit 2 to the Company's Current Report on Form 8-K, filed on July 14, 2017).

2.2††
Asset Purchase Agreement, dated July 19, 2017, by and between Human Genome Sciences, Inc., GlaxoSmithKline LLC, and Emergent BioSolutions Inc. (incorporated by reference to Exhibit 2 to the Company's Current Report on Form 8-K, filed on July 24, 2017).

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

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language):
(i) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2017 and 2016;
(ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2017 and 2016;
(iii) Condensed Consolidated Balance Sheets at June 30, 2017 and December 31, 2016;
(iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016; and
(v) Notes to Consolidated Financial Statements.

#   Filed herewith.
†† Confidential treatment requested by the Securities and Exchange Commission as to certain portions. Confidential materials omitted and filed separately with the Securities and Exchange Commission.