Form 10-Q
period 2017-09-30
Emergent BioSolutions Inc.
filed 2017-11-03
CIK 1367644

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of October 27, 2017, the registrant had 41,395,398 shares of common stock outstanding.

Emergent BioSolutions Inc.

BioThrax® (Anthrax Vaccine Adsorbed), RSDL® (Reactive Skin Decontamination Lotion Kit), BAT® [Botulism Antitoxin Heptavalent (A,B,C,D,E,F,G)-(Equine)], Anthrasil® (Anthrax Immune Globulin Intravenous [human]), NuThrax™ (anthrax vaccine adsorbed with CPG 7909 adjuvant), VIGIV [Vaccinia Immune Globulin Intravenous (Human)], Trobigard™ (atropine sulfate, obidoxime chloride), ACAM2000®, (Smallpox (Vaccinia) Vaccine, Live), raxibacumab, a fully human monoclonal antibody and any and all Emergent BioSolutions Inc. brands, products, services and feature names, logos and slogans are trademarks or registered trademarks of Emergent BioSolutions Inc. or its subsidiaries in the United States or other countries. All other brands, products, services and feature names or trademarks are the property of their respective owners.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q and the documents we incorporate by reference include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, including statements regarding the future earnings and performance of Emergent BioSolutions Inc. or any of our businesses, our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management, are forward-looking statements. We generally identify forward-looking statements by using words like "will", "believes," "expects," "anticipates," "intends," "plans," "forecasts," "estimates" and similar expressions in conjunction with, among other things, discussions of financial performance or financial condition, growth strategy, product sales, manufacturing capabilities, product development, regulatory approvals or expenditures. These forward-looking statements are based on our current intentions, beliefs and expectations regarding future events. We cannot guarantee that any forward-looking statement will be accurate. You should realize that if underlying assumptions prove inaccurate or unknown risks or uncertainties materialize, actual results could differ materially from our expectations. You are, therefore, cautioned not to place undue reliance on any forward-looking statement. Any forward-looking statement speaks only as of the date on which such statement is made, and, except as required by law, we do not undertake to update any forward-looking statement to reflect new information, events or circumstances.

There are a number of important factors that could cause our actual results to differ materially from those indicated by such forward-looking statements, including, among others:

▪	appropriations for the procurement of BioThrax® (Anthrax Vaccine Adsorbed) and our other public health threat products;
▪	our ability to perform under our contracts with the U.S. government related to BioThrax and our other public health threat products, including the timing of and specifications relating to deliveries;
▪	our ability to obtain Emergency Use Authorization pre-approval for NuThrax from the U.S. Food and Drug Administration;
▪	the availability of funding for our U.S. government grants and contracts;
▪	our ability to secure follow-on procurement contracts for our public health threat products that are under current contracts that will be expiring;
▪	our ability to successfully execute our growth strategy and achieve our financial and operational goals;
▪
our ability to successfully integrate and develop the products or product candidates, programs, operations and personnel of any entities, businesses or products that we acquire, including our recently completed acquisitions of the ACAM2000 business from Sanofi Pasteur Biologics, LLC and raxibacumab from GlaxoSmithKline LLC and the timing and receipt of required FDA approvals for actions contemplated in connection with our integration of these products;

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

▪	our ability to obtain and maintain intellectual property protection for our products and product candidates;
▪	our ability and plans to expand our manufacturing capabilities and utilize the capacity of our manufacturing facilities;
▪	our ability and the ability of our contractors and suppliers to maintain compliance with current good manufacturing practices and other regulatory obligations;
▪	the results of regulatory inspections;
▪	the operating and financial restrictions placed on us and our subsidiaries under our senior secured credit facility;
▪	the outcome of the class action lawsuit filed against us and possible other future material legal proceedings;
▪	the rate and degree of market acceptance and clinical utility of our products;
▪	the success of our ongoing and planned development programs, non-clinical activities and clinical trials of our product candidates;
▪	our ability to obtain and maintain regulatory approvals for our product candidates and the timing of any such approvals;
▪	the success of our commercialization, marketing and manufacturing capabilities and strategy; and
▪	the accuracy of our estimates regarding future revenues, expenses, capital requirements and needs for additional financing.

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

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Emergent BioSolutions Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share and per share data)

	September 30, 2017	December 31, 2016
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$340,991	$271,513
Restricted cash	1,043	-
Accounts receivable, net	129,357	138,478
Inventories	68,889	74,002
Income tax receivable, net	-	9,996
Prepaid expenses and other current assets	15,754	16,229
Total current assets	556,034	510,218

Property, plant and equipment, net	386,457	376,448
Intangible assets, net	29,202	33,865
Goodwill	41,001	41,001
Deferred tax assets, net	4,864	6,096
Other assets	6,644	2,483
Total assets	$1,024,202	$970,111

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$30,111	$34,649
Accrued expenses and other current liabilities	3,918	6,368
Accrued compensation	32,626	34,537
Notes payable	-	20,000
Contingent consideration, current portion	2,393	3,266
Income taxes payable	1,875	-
Deferred revenue, current portion	4,509	7,036
Total current liabilities	75,432	105,856

Contingent consideration, net of current portion	9,398	9,919
Long-term indebtedness	248,994	248,094
Deferred revenue, net of current portion	24,966	8,433
Other liabilities	1,702	1,604
Total liabilities	360,492	373,906

Stockholders' equity:
Preferred stock, $0.001 par value; 15,000,000 shares authorized, 0 shares issued and outstanding at both September 30, 2017 and December 31, 2016	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized, 41,807,978 shares issued and 41,382,429 shares outstanding at September 30, 2017; 40,996,890 shares issued and 40,574,060 shares outstanding at December 31, 2016	41	41
Treasury stock, at cost, 425,549 and 422,830 common shares at September 30, 2017 and December 31, 2016, respectively	(6,503)	(6,420)
Additional paid-in capital	370,855	352,435
Accumulated other comprehensive loss	(3,815)	(4,331)
Retained earnings	303,132	254,480
Total stockholders' equity	663,710	596,205
Total liabilities and stockholders' equity	$1,024,202	$970,111

The accompanying notes are an integral part of these consolidated financial statements.

Emergent BioSolutions Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Unaudited)		(Unaudited)
Revenues:
Product sales	$114,296	$96,698	$259,875	$208,785
Contract manufacturing	18,912	14,712	52,700	32,455
Contracts and grants	16,226	31,504	54,489	95,879
Total revenues	149,434	142,914	367,064	337,119

Operating expenses:
Cost of product sales and contract manufacturing	44,503	39,560	125,449	93,025
Research and development	22,659	27,188	68,886	81,173
Selling, general and administrative	34,503	40,688	101,521	108,328
Income from operations	47,769	35,478	71,208	54,593

Other income (expense):
Interest income	637	358	1,593	764
Interest expense	(1,991)	(2,049)	(5,734)	(5,082)
Other expense, net	(101)	(234)	(387)	(176)
Total other expense, net	(1,455)	(1,925)	(4,528)	(4,494)

Income from continuing operations before provision for income taxes	46,314	33,553	66,680	50,099
Provision for income taxes	12,763	13,165	18,028	19,861
Net income from continuing operations	33,551	20,388	48,652	30,238
Net income (loss) from discontinued operations	-	952	-	(15,854)
Net income	$33,551	$21,340	$48,652	$14,384

Net income per share from continuing operations - basic	$0.81	$0.50	$1.19	$0.75
Net income (loss) per share from discontinued operations - basic	-	0.02	-	(0.40)
Net income per share - basic	$0.81	$0.52	$1.19	$0.35

Net income per share from continuing operations - diluted	$0.68	$0.43	$1.03	$0.68
Net income (loss) per share from discontinued operations - diluted	-	0.02	-	(0.32)
Net income per share - diluted (1)	$0.68	$0.45	$1.03	$0.36

Weighted-average number of shares - basic	41,222,504	40,465,423	40,989,813	40,071,730
Weighted-average number of shares - diluted	50,467,829	49,440,313	50,090,088	48,826,597

(1) See "Earnings per share" footnote for details on calculation.

The accompanying notes are an integral part of these consolidated financial statements.

Emergent BioSolutions Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Unaudited)		(Unaudited)

Net income	$33,551	$21,340	$48,652	$14,384
Foreign currency translations, net of tax	(296)	(492)	516	(859)
Comprehensive income	$33,255	$20,848	$49,168	$13,525

The accompanying notes are an integral part of these consolidated financial statements.

Emergent BioSolutions Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:	(Unaudited)
Net income	$48,652	$14,384
Adjustments to reconcile to net cash provided by (used in) operating activities:
Stock-based compensation expense	11,805	14,527
Depreciation and amortization	29,899	28,155
Income taxes	18,618	4,814
Change in fair value of contingent consideration	1,350	(1,253)
Debt issuance costs	(1,426)	-
Abandonment of long-lived assets	-	3,749
Excess tax benefits from stock-based compensation	-	(10,825)
Other	703	2,467
Changes in operating assets and liabilities:
Accounts receivable	9,411	45,035
Inventories	5,113	(16,183)
Income taxes	(5,515)	(10,072)
Prepaid expenses and other assets	(2,157)	(3,146)
Accounts payable	2,965	(1,305)
Accrued expenses and other liabilities	(2,334)	(1,699)
Accrued compensation	(1,902)	(152)
Provision for chargebacks	-	103
Deferred revenue	14,006	(1,348)
Net cash provided by operating activities	129,188	67,251
Cash flows from investing activities:
Purchases of property, plant and equipment and other	(42,381)	(56,243)
Net cash used in investing activities	(42,381)	(56,243)
Cash flows from financing activities:
Issuance of common stock upon exercise of stock options	10,799	14,981
Excess tax benefits from stock-based compensation	-	10,825
Taxes paid on behalf of employees for equity activity	(4,184)	(4,590)
Payments of notes payable	(20,000)	-
Distribution of Aptevo	-	(45,000)
Contingent consideration payments	(2,744)	(1,226)
Restricted cash	(1,043)	-
Purchase of treasury stock	(83)	-
Net cash used in financing activities	(17,255)	(25,010)

Effect of exchange rate changes on cash and cash equivalents	(74)	139

Net increase (decrease) in cash and cash equivalents	69,478	(13,863)
Cash and cash equivalents at beginning of period	271,513	312,795
Cash and cash equivalents at end of period	$340,991	$298,932

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

On August 1, 2016, the Company completed the spin-off of Aptevo Therapeutics Inc. ("Aptevo") and has classified the results of operations of Aptevo as discontinued operations for the three and nine months ended September 30, 2016. The historical financial statements and footnotes have been revised accordingly. See Note 2 "Discontinued operations" for further details regarding the spin-off. For financial reporting purposes, in the periods following the spin-off, the Company operates as one operating segment and therefore has a single reportable segment.

In the opinion of the Company's management, any adjustments contained in the accompanying unaudited consolidated financial statements are of a normal recurring nature and are necessary to present fairly the financial position of the Company as of September 30, 2017. Interim results are not necessarily indicative of results that may be expected for any other interim period or for an entire year.

Revenue recognition

During the three and nine months ended September 30, 2017, there have been no significant changes to the Company's summary of significant accounting policies contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC, except for revenue recognition associated with the Biomedical Advanced Research and Development Authority ("BARDA") procurement contract for BioThrax (the "BARDA BioThrax Contract") and the modification of the BARDA development and procurement contract for the NuThrax product candidate (the "BARDA NuThrax Contract").

The BARDA NuThrax Contract was entered into on September 30, 2016. This contract is a service arrangement that includes multiple elements. The deliverables under the BARDA NuThrax Contract are the completion of development for NuThrax and the procurement of NuThrax for the Strategic National Stockpile ("SNS"). The Company has determined that the procurement of NuThrax under the BARDA NuThrax Contract is a contingent deliverable, as it is dependent upon successful completion of development; therefore the Company has excluded this from the allocation of the contract consideration. The Company allocated the value of the contract to the development for the NuThrax product candidate based on an approach using the best estimate of selling price ("BESP methodology"). The BESP methodology for the development deliverable takes into account a cost build-up for internal and external costs, plus a specified mark-up. The Company has allocated $147.5 million to the development services deliverable and will recognize revenue as the services are provided.

On March 16, 2017, the Company entered into a contract with BARDA, valued at $100 million, for the delivery of BioThrax to the SNS over a two-year period of performance. In conjunction with the signing of this contract, the Company entered into a modification to its BARDA NuThrax Contract that increases the number of doses of NuThrax to be delivered under the base period from two million to three million doses with a commensurate reduction in dose price for the initial deliveries. The modification also provides for a discount on the sales price for doses to be procured during the option period up to $100 million. As a result of the modification of the BARDA NuThrax Contract in conjunction with execution of the BARDA BioThrax Contract, the Company has determined that the two agreements are linked under the revenue recognition requirements of the Financial Accounting Standards Board ("FASB") Topic 605, Revenue Recognition. The Company analyzed these agreements and determined that the units of accounting under the linked agreements are:

·	development services for the NuThrax product candidate under the BARDA NuThrax Contract; and
·	procurement of BioThrax under the BARDA BioThrax Contract.

The Company's allocation of contract consideration for the development services was updated based on the services provided prior to March 17, 2017. The allocation of contract consideration for the BioThrax doses to be sold under the BARDA BioThrax Contract was determined based on similar pricing provided to other customers. The Company's determination of the amount of contract consideration to be allocated to the discounts was based on an undiscounted probability adjusted model, which factored in the expected timing of regulatory approval for the NuThrax product candidate, expected levels of procurement of the NuThrax product candidate upon regulatory approval and the market conditions for these types of medical countermeasures. The Company allocated the contract consideration to the two units of accounting as follows:

·	$137.1 million was allocated to the development services for the NuThrax product candidate under the BARDA NuThrax Contract; and
·	$93.6 million was allocated to the procurement of BioThrax under the BARDA BioThrax Contract.

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

Recently issued accounting standards

In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU No. 2014-09"). ASU No. 2014-09 supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, as well as most industry-specific guidance, and significantly enhances comparability of revenue recognition practices across entities and industries by providing a principles-based, comprehensive framework for addressing revenue recognition issues. In order for a provider of promised goods or services to recognize as revenue the consideration that it expects to receive in exchange for the promised goods or services, the provider should apply the following five steps: (1) identify the contract with a customer(s); (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU No. 2014-09 also specifies the accounting for some costs to obtain or fulfill a contract with a customer and provides enhanced disclosure requirements. The standard will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company will adopt the requirements of the new standard in the first quarter of 2018 using the modified retrospective method. The modified retrospective method requires companies to recognize the cumulative effect of initially applying the new standard as an adjustment to opening retained earnings. The Company is finalizing its review of its revenue contract portfolio and has made an initial determination of its revenue streams. The Company is completing the detailed analysis of its multiple deliverable and procurement contracts with the U.S. government and believes there will be changes to the revenue recognition for its multiple deliverable contracts. The Company is in the process of finalizing its accounting policy and designing and implementing the necessary changes to processes and controls in order to account for revenue under the new standard beginning on the adoption date. Based on the Company's timeline and planned resources, the Company anticipates completing its implementation by the adoption date.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) ("ASU No. 2016-02"). ASU No. 2016-02 increases transparency and comparability among organizations by requiring the recognition of lease assets and lease liabilities on the balance sheet and disclosure of key information about leasing arrangements for both lessees and lessors. The standard will be effective January 1, 2019 for the Company, with early adoption permitted. The standard will be applied using a modified retrospective approach to the beginning of the earliest period presented in the financial statements. The Company is currently evaluating when it will adopt the standard and the expected impact to its consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718) ("ASU No. 2016-09"). ASU No. 2016-09 simplifies several aspects of the accounting for share-based payment award transactions, including: (1) the income tax consequences, (2) classification of awards as either equity or liabilities, and (3) classification on the statement of cash flows. As of January 1, 2017, the Company adopted and performed the evaluation required by the standard and did not identify any conditions or events that would have a material impact on the current disclosures in the financial statements. The Company has retrospectively adjusted the operating and financing sections within the statement of cash flows for the classification of employee taxes paid associated with equity award activities for the nine months ended September 30, 2016. In addition, the Company prospectively adopted the provisions related to the excess tax benefits, and as a result prior periods were not adjusted. If the Company had adopted this provision retrospectively, there would have been no change to the estimated effective annual tax rate for the three and nine months ended September 30, 2016, but for the nine months ended September 30, 2016, there would have been a tax benefit associated with stock option activity of $3.5 million recorded in the provision for income taxes on the Company's statement of operations.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business ("ASU No. 2017-01"). ASU No. 2017-01 provides clarification for the definition of a business with the objective of adding guidance and providing a more robust framework to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The new standard will be effective for all annual periods beginning after December 15, 2017. The Company has early adopted ASU 2017-01 and determined the acquisition of raxibacumab, acquired on October 2, 2017, is an asset acquisition. See Note 12 "Subsequent events" for further details regarding this acquisition.

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

The following table summarizes results from discontinued operations of Aptevo included in the consolidated statements of operations for the three and nine months ended September 30, 2016:

	Three Months Ended September 30,	Nine Months Ended September 30,
(in thousands)	2016	2016

Revenues:
Product sales	$3,019	$21,183
Collaborations	68	187
Total revenues	3,087	21,370

Operating expense:
Cost of product sales	907	11,556
Research and development	2,509	18,024
Selling, general and administrative	7,499	23,792
Loss from operations	(7,828)	(32,002)

Other expense, net:	(116)	(41)

Loss from discontinued operations before benefit from income taxes	(7,944)	(32,043)
Benefit from income taxes	(8,896)	(16,189)
Net income (loss) from discontinued operations	$952	$(15,854)

The following table summarizes the cash flows of Aptevo included in the September 30, 2016 consolidated statements of cash flows:

Nine Months Ended September 30,
(in thousands)	2016
Net cash used in operating activities	$(10,299)
Net cash used in investing activities	(1,926)
Net cash provided by financing activities	7,733

Net decrease in cash and cash equivalents	$(4,492)

3. Fair value measurements

Contingent consideration are liabilities measured at fair value on a recurring basis. For the three months ended September 30, 2017, the contingent consideration obligation associated with the EV-035 series of molecules and the broad spectrum antiviral platform program increased by a nominal amount. For the three months ended September 30, 2016, the contingent consideration obligation associated with the EV-035 series of molecules and the broad spectrum antiviral platform program increased by $0.1 million. For the nine months ended September 30, 2017 and 2016, the contingent consideration obligation associated with the EV-035 series and platform program decreased by $0.1 million and $0.3 million, respectively. The changes are primarily due to the estimated timing and probability of success for certain development and regulatory milestones of the program, which are inputs that have no observable market (Level 3). These changes are classified in the Company's statement of operations as both selling, general and administrative expense and research and development expense.

For the three and nine months ended September 30, 2017, the contingent purchase consideration obligations associated with RSDL increased by $0.9 million and $1.4 million, respectively. For the three and nine months ended September 30, 2016, the contingent purchase consideration obligations associated with RSDL decreased by $2.3 million and $1.0 million, respectively. The changes in the fair value of the RSDL contingent consideration obligations are primarily due to the expected amount and timing of future net sales, which are inputs that have no observable market (Level 3). These changes are classified in the Company's statement of operations as cost of product sales and contract manufacturing.

The following table is a reconciliation of the beginning and ending balance of the liabilities, consisting only of contingent consideration, measured at fair value, using significant unobservable inputs (Level 3) during the nine months ended September 30, 2017.

(in thousands)
Balance at December 31, 2016	$13,185
Expense included in earnings	1,350
Settlements	(2,744)
Balance at September 30, 2017	$11,791

Separate disclosure is required for assets and liabilities measured at fair value on a recurring basis from those measured at fair value on a non-recurring basis. As of September 30, 2017 and 2016, the Company had no significant assets or liabilities that were measured at fair value on a non-recurring basis.

On January 29, 2014, the Company issued $250.0 million aggregate principal amount of 2.875% Convertible Senior Notes due 2021 (the "Notes"). The Notes mature on January 15, 2021, unless earlier purchased by the Company or converted. The Notes are subject to the fair value disclosure requirements. The estimated fair value of the Notes at September 30, 2017 was $359.5 million. The fair value of the Notes was determined via broker quote.

4. Inventories

Inventories consisted of the following:

	September 30,	December 31,
(in thousands)	2017	2016
Raw materials and supplies	$34,075	$30,687
Work-in-process	14,776	19,821
Finished goods	20,038	23,494
Total inventories	$68,889	$74,002

5. Property, plant and equipment

Property, plant and equipment consisted of the following:

	September 30,	December 31,
(in thousands)	2017	2016
Land and improvements	$20,333	$20,340
Buildings, building improvements and leasehold improvements	152,064	147,130
Furniture and equipment	194,385	190,157
Software	52,613	52,564
Construction-in-progress	100,328	77,813
Property, plant and equipment, gross	519,723	488,004
Less: Accumulated depreciation and amortization	(133,266)	(111,556)
Total property, plant and equipment, net	$386,457	$376,448

As of September 30, 2017 and December 31, 2016, construction-in-progress primarily includes costs related to the build out of the Company's Center for Innovation in Advanced Development and Manufacturing ("CIADM") facility.

6. Intangible assets

 The Company recorded amortization expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016

Operating expenses:
Cost of product sales and contract manufacturing	$1,067	$1,163	$3,199	$3,873
Research and development	348	348	1,044	1,044
Selling, general and administrative	140	140	420	420
Total amortization expense	$1,555	$1,651	$4,663	$5,337

 As of September 30, 2017, the weighted average amortization period remaining for intangible assets was 68 months.

7. Long-term debt

On September 29, 2017, the Company entered into a senior secured credit agreement (the "2017 Credit Agreement") with four lending financial institutions, which replaced the Company's prior senior secured credit agreement (the "2013 Credit Agreement"). The 2017 Credit Agreement provides for a senior secured credit facility of up to $200 million through September 29, 2022. The 2017 Credit Agreement also includes a $100 million accordion feature, which could provide an additional $100 million in revolver or incremental term loans, at the option of the Company, resulting in a potential aggregate commitment of up to $300 million, subject to certain conditions and requirements set forth in the 2017 Credit Agreement. As of September 30, 2017, no amounts were drawn under the 2017 Credit Agreement.

The Company's payment obligations under the 2017 Credit Agreement are secured by a lien on substantially all of the Company's assets, including the stock of all of the Company's domestic subsidiaries, and the assets of the subsidiary guarantors. Borrowings under the 2017 Credit Agreement will bear interest at a rate per annum equal to (a) a eurocurrency rate plus a margin ranging from 1.50% to 2.50% per annum, depending on the Company's consolidated net leverage ratio or (b) a base rate (which is the highest of the prime rate, the federal funds rate plus 0.50% and a eurocurrency rate for an interest period of one month plus 1%) plus a margin ranging from 0.50% to 1.50%, depending on the Company's consolidated net leverage ratio. The Company is required to make quarterly payments under the 2017 Credit Agreement of accrued and unpaid interest on the outstanding principal balance, based on the above interest rates. In addition, the Company is required to pay commitment fees ranging from 0.25% to 0.40% per annum, depending on the Company's consolidated net leverage ratio, in respect of daily unused commitments under the 2017 Credit Agreement.

The 2017 Credit Agreement contains affirmative and negative covenants customary for financings of this type. Negative covenants in the 2017 Credit Agreement, among other things, limit the Company's ability to incur indebtedness and liens; dispose of assets; make investments including loans, advances, guarantees, or acquisitions (subject to compliance with the financial covenants and certain other conditions); and enter into certain mergers or consolidation transactions. The 2017 Credit Agreement also contains financial covenants, tested quarterly and in connection with any triggering events under the 2017 Credit Agreement: (1) a minimum consolidated debt service coverage ratio of 2.50 to 1.00, and (2) a maximum consolidated net leverage ratio of 3.50 to 1.00, which may be adjusted to 4.00 to 1.00 for a four quarter period in connection with a permitted acquisition, subject to the terms and conditions of the 2017 Credit Agreement. Each of the ratios referred to in the foregoing clauses (1) and (2) is calculated on a consolidated basis for each consecutive four fiscal quarter periods.

The Company recorded a loss on extinguishment of debt of $0.4 million for the three and nine months ended September 30, 2017 associated with termination of the 2013 Credit Agreement. Loss on extinguishment of debt consisted of expensing unamortized debt issuance costs.

The Company entered into a standby letter of credit and guarantee arrangement with a bank in the amount of $1.0 million that is fully collateralized by cash, which is classified as restricted cash in the Company's consolidated balance sheet.

8.  Equity

As of September 30, 2017, the Company had one equity award plan, the Fourth Amended and Restated Emergent BioSolutions Inc. 2006 Stock Incentive Plan (the "2006 Plan"), which includes both stock options and restricted stock units.

The following is a summary of stock option award activity under the 2006 Plan:

	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2016	2,559,331	$22.94	$25,348,245
Granted	418,141	30.85
Exercised	(512,542)	19.90
Forfeited	(24,625)	27.81
Outstanding at September 30, 2017	2,440,305	$24.88	$37,991,459

The following is a summary of restricted stock unit award activity under the 2006 Plan:

	Number of Shares	Weighted-Average Grant Price	Aggregate Intrinsic Value
Outstanding at December 31, 2016	875,584	$28.94	$28,754,179
Granted	454,513	30.86
Vested	(413,752)	20.66
Forfeited	(34,355)	28.87
Outstanding at September 30, 2017	881,990	$30.39	$35,676,496

9. Earnings per share

The following table presents the calculation of basic and diluted net income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2017	2016	2017	2016
Numerator:
Net income from continuing operations	$33,551	$20,388	$48,652	$30,238
Interest expense, net of tax	704	934	2,445	2,234
Amortization of debt issuance costs, net of tax	195	183	586	569
Net income, adjusted from continuing operations	34,450	21,505	51,683	33,041
Net income (loss) from discontinued operations	-	952	-	(15,854)
Net income, adjusted	$34,450	$22,457	$51,683	$17,187

Denominator:
Weighted-average number of shares—basic	41,222,504	40,465,423	40,989,813	40,071,730
Dilutive securities—equity awards	1,148,857	878,390	1,003,794	658,367
Dilutive securities—convertible debt	8,096,468	8,096,500	8,096,481	8,096,500
Weighted-average number of shares—diluted	50,467,829	49,440,313	50,090,088	48,826,597

Net income per share from continuing operations - basic	$0.81	$0.50	$1.19	$0.75
Net income (loss) per share from discontinued operations - basic	-	0.02	-	(0.40)
Net income per share - basic	$0.81	$0.52	$1.19	$0.35

Net income per share from continuing operations - diluted	$0.68	$0.43	$1.03	$0.68
Net income (loss) per share from discontinued operations - diluted	-	0.02	-	(0.32)
Net income per share - diluted	$0.68	$0.45	$1.03	$0.36

For the three and nine months ended September 30, 2017 and 2016, basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.

For the three and nine months ended September 30, 2017 and 2016, diluted earnings per share is computed using the "if-converted" method by dividing the net income adjusted for interest expense and amortization of debt issuance cost, both net of tax, associated with the Notes by the weighted average number of shares of common stock outstanding during the period. The weighted average number of shares is adjusted for the potential dilutive effect of the exercise of stock options and the vesting of restricted stock units along with the assumption of the conversion of the Notes, at the beginning of the period.

For the three and nine months ended September 30, 2017, along with the nine months ended September 30, 2016, substantially all of the outstanding stock options to purchase shares of common stock were included in the calculation of diluted earnings per share. For the three months ended September 30, 2016, approximately 0.4 million stock options were excluded from the calculation of diluted earnings per share due to the fact that the exercise prices were in excess of the average per share closing price during the period.

10. Restructuring

In August 2016, the Company adopted a plan to restructure and reprioritize the operations at the Emergent BioDefense Operations Lansing LLC ("EBOL") site. This plan was initiated as a result of the Company's large-scale manufacturing facility at the EBOL site commencing manufacturing operations. Severance and other related costs and asset-related charges are reflected within the Company's consolidated statement of operations as a component of selling, general and administrative expense.

The Company has completed the EBOL restructuring. The costs of the restructuring as of September 30, 2017 are detailed below:

	Incurred in	Inception
(in thousands)	2017	to Date
Termination benefits	$40	$5,286
Abandonment of equipment	-	3,749
Other costs	-	691
Total	$40	$9,726

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

      The following is a summary of the activity for the liabilities related to the restructuring:

Termination
(in thousands)	Benefits
Balance at December 31, 2016	$4,357
Expenses incurred	40
Amount paid	(4,298)
Balance at September 30, 2017	$99

11. Litigation

On July 19, 2016, Plaintiff William Sponn, or Sponn, filed a putative class action complaint in the United States District Court for the District of Maryland on behalf of purchasers of the Company's common stock between January 11, 2016 and June 21, 2016, inclusive, or the Class Period, seeking to pursue remedies under the Securities Exchange Act of 1934 against the Company and certain of its senior officers and directors, collectively, the Defendants. The complaint alleges, among other things, that the Company made materially false and misleading statements about the government's demand for BioThrax and expectations that the Company's five-year exclusive procurement contract with the U.S. Department of Health and Human Services would be renewed and omitted certain material facts. Sponn is seeking unspecified damages, including legal costs. On October 25, 2016, the Court added City of Cape Coral Municipal Firefighters' Retirement Plan and City of Sunrise Police Officers' Retirement Plan as plaintiffs and appointed them Lead Plaintiffs and Robins Geller Rudman & Dowd LLP as Lead Counsel. On December 27, 2016, the Plaintiffs filed an amended complaint that cites the same class period, names the same defendants and makes similar allegations to the original complaint. The Company filed a Motion to Dismiss on February 27, 2017. The Plaintiffs filed an opposition brief on April 28, 2017. The Company's Motion to Dismiss was heard and denied on July 6, 2017. The Company filed its answer on July 28, 2017. The parties are currently in the process of exchanging discovery, and Plaintiffs' class certification motion is due by November 29, 2017. The Defendants believe that the allegations in the complaint are without merit and intend to defend themselves vigorously against those claims. As of the date of this filing, the range of potential loss cannot be determined or estimated.

12. Subsequent events

Acquisition of raxibacumab

On October 2, 2017, the Company completed the acquisition of raxibacumab, a fully human monoclonal antibody product approved by the U.S. Food and Drug Administration ("FDA") for the treatment and prophylaxis of inhalational anthrax, from Human Genome Sciences, Inc. and GlaxoSmithKline LLC (collectively referred to as "GSK"). The all-cash transaction consists of a $76 million upfront payment and up to $20 million in product sale and manufacturing-related milestone payments. With the acquisition, the Company assumed responsibility for a multi-year contract with BARDA, with a remaining value of up to approximately $130 million, to supply the product to the SNS through November 2019. The Company has determined that substantially all of the value of raxibacumab is attributed to the raxibacumab asset and therefore the raxibacumab acquisition is considered an asset acquisition.

Acquisition of ACAM2000

On October 6, 2017, the Company completed the acquisition of the ACAM2000® (Smallpox (Vaccinia) Vaccine, Live) business of Sanofi Pasteur Biologics, LLC ("Sanofi"). This acquisition includes ACAM2000, the only smallpox vaccine approved by the FDA, a current good manufacturing practices ("cGMP") live viral manufacturing facility and office and warehouse space, both in Canton, Massachusetts, and a cGMP viral fill/finish facility in Rockville, Maryland. With this acquisition, the Company also assumed responsibility for an existing 10-year contract with the Centers for Disease Control and Prevention ("CDC"), which will expire and be up for renewal or extension in March 2018. This contract was originally valued at up to $425 million, with a remaining value of up to approximately $160 million, for the delivery of ACAM2000 to the SNS and establishing U.S.-based manufacturing of ACAM2000.

At the closing, the Company paid $97.5 million in an upfront payment and $20 million in milestone payments earned as of the closing date tied to the achievement of certain regulatory and manufacturing-related milestones, for a total payment in cash of $117.5 million. The agreement includes a potential additional milestone payment of up to $7.5 million. This transaction will be accounted for by the Company under the acquisition method of accounting, with the Company as the acquirer. Under the acquisition method of accounting, the assets and liabilities of the ACAM2000 business will be recorded as of October 6, 2017, the acquisition date, at their respective fair values, and combined with those of the Company.

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

Overview

We are a global life sciences company seeking to protect and enhance life by focusing on providing to civilian and military populations specialty products and services that address accidental, intentional and naturally emerging public health threats, or PHTs.

In terms of our specialty products, we develop, manufacture and commercialize medical countermeasures, or MCMs, that address two categories of PHTs: (1) Chemical, Biological, Radiological and Nuclear, and explosives, or CBRNe; and (2) Emerging Infectious Diseases, or EID. With the recent acquisitions of raxibacumab and ACAM2000, we have a portfolio of eight revenue-generating products, as well as a pipeline of various investigational stage product candidates addressing select aspects of CBRNe and EID threats. The U.S. government is the primary purchaser of our products and provides us with substantial funding for the development of many of our product candidates.

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
▪
Trobigard™ (atropine sulfate, obidoxime chloride), an auto-injector drug-device combination product designed for intramuscular self-injection of atropine sulfate and obidoxime chloride, a nerve agent countermeasure. This product is not currently approved or cleared by the FDA or any other similar regulatory body, and is only distributed to authorized government buyers for use outside the U.S. The product is not distributed in the U.S.;

▪
ACAM2000® (Smallpox (Vaccinia) Vaccine, Live), the only smallpox vaccine licensed in the U.S. by the FDA for active immunization against smallpox disease for persons determined to be at high risk for smallpox (acquired from Sanofi Pasteur Biologics, LLC in October 2017); and

▪	raxibacumab, a fully human monoclonal antibody approved by the FDA for the treatment and prophylaxis of inhalational anthrax (acquired from GlaxoSmithKline LLC in October 2017).

Our lead investigational stage MCM candidates, many of which are under an active development contract with significant funding from the U.S. government are:

▪	NuThrax™ (anthrax vaccine adsorbed with CPG 7909 adjuvant), a next generation anthrax vaccine;
▪	UV-4B, a novel antiviral being developed for dengue and influenza infections;
▪	GC-072, the lead compound in the EV-035 series of broad spectrum antibiotics, being developed for Burkholderia pseudomallei;
▪	FLU-IG (NP025), a human polyclonal antibody therapeutic being developed to treat seasonal influenza;
▪	ZIKA-IG (NP024), a human polyclonal antibody therapeutic being developed as a prophylaxis for Zika infections;
▪	FILOV (NP026), an equine polyclonal antibody therapeutic being developed to treat Ebola infections;
▪	ZIKV-VLA1601, a highly purified inactivated vaccine candidate against the Zika virus; and
▪	SIAN, a stabilized form of isoamyl nitrite in a spray device for the treatment of known or suspected acute cyanide poisoning.

We also have programs that leverage our proven manufacturing infrastructure and expertise. We have responded to specific Task Order Requests issued by the Biomedical Advanced Research and Development Authority, or BARDA, for the development and manufacture of specific MCMs as part of our Center for Innovation in Advanced Development and Manufacturing, or CIADM, program focused on imminent public health threats. The manufacturing done under our CIADM arrangement is performed out of our Bayview facility located in Baltimore, Maryland.

In addition, we provide contract manufacturing services to third-party customers. The majority of these services are performed at our Camden facilities located in Baltimore, Maryland. At our Camden facility, we manufacture both vial and pre-filled syringe formats for a wide variety of third-party owned drug products - small molecule and biological - in all stages of development and commercialization. This facility produces finished units of clinical and commercial drugs for a variety of customers ranging from small biopharmaceutical companies to major multinationals. The facility is an approved or inspected manufacturing facility under the regulatory regimes in the United States, Canada, Japan, Brazil, the Middle East and several countries in the European Union.

Highlights and Business Accomplishments for 2017

On October 6, 2017, we completed the acquisition of the ACAM2000®, (Smallpox (Vaccinia) Vaccine, Live) business of Sanofi Pasteur Biologics, LLC, or Sanofi, for $97.5 million in an upfront payment and $20 million in milestone payments earned as of the closing date tied to the achievement of certain regulatory and manufacturing-related milestones, for a total payment in cash of $117.5 million, with a potential additional milestone payment of up to $7.5 million tied to the achievement of a regulatory milestone event. This acquisition includes ACAM2000, the only smallpox vaccine approved by the FDA, a current good manufacturing practices, or cGMP, live viral manufacturing facility and office and warehouse space, both in Canton, Massachusetts, and a cGMP viral fill/finish facility in Rockville, Maryland. With this acquisition, we also assumed responsibility for an existing 10-year contract with the Centers for Disease Control and Prevention, or CDC, originally valued at up to $425 million and with a remaining value of up to approximately $160 million, for the delivery of ACAM2000 to the U.S. Strategic National Stockpile, or SNS, and establishing U.S.-based manufacturing of ACAM2000.

On October 4, 2017, we were awarded a contract valued at up to approximately $25 million by the U.S. Department of State to supply Trobigard auto-injector, a drug-device combination product for emergency use in the event of nerve agent or organophosphate poisoning. Trobigard is designed for intramuscular self- or buddy-administration of atropine sulfate and obidoxime chloride for pre-hospital intervention.

On October 2, 2017, we completed the acquisition of raxibacumab, a fully human monoclonal antibody approved by the FDA for the treatment and prophylaxis of inhalational anthrax, from Human Genome Sciences, Inc. and GlaxoSmithKline LLC, which we collectively refer to as GSK. With the acquisition, we assumed responsibility for a multi-year contract with BARDA, with a remaining value of up to approximately $130 million, to supply the product to the SNS through November 2019. The all-cash transaction consisted of a $76 million upfront payment and up to $20 million in product sale and manufacturing-related milestone payments.

On September 29, 2017, we completed a new five-year, $200 million syndicated senior secured credit facility, with a $100 million accordion feature, which could expand total commitments to up to $300 million, subject to certain conditions and requirements set forth in the senior secured credit agreement. The new facility enhances our financial flexibility, providing increased capacity to drive growth through strategic acquisitions along with working capital as needed.

On September 25, 2017, we were awarded a five-year follow-on contract valued at up to approximately $171 million by the U.S. Department of Defense, or DoD, to supply RSDL for use by all branches of the U.S. military.

On September 18, 2017, we were awarded a contract valued at approximately $63 million by BARDA to develop an antidote spray device for the treatment of known or suspected acute cyanide poisoning. The single-use intranasal spray device will deliver a stabilized form of isoamyl nitrite, or SIAN, and is intended for use by first responders and medical personnel following a cyanide incident.

On July 31, 2017, we were awarded a contract valued at up to approximately $23 million to develop a novel multi-drug auto-injector for nerve agent antidote delivery from the DoD. Our device is being designed for intramuscular self- or buddy-administration of antidotes for use in military environments and for civilian emergencies.

On July 26, 2017, we announced a licensing agreement with Valneva SE, or Valneva, for global exclusive rights to Valneva's Zika vaccine technology, ZIKV. We will co-develop ZIKV-VLA1601, a highly purified inactivated vaccine candidate against the Zika virus, from preclinical development through completion of a Phase 1 safety and immunogenicity clinical trial. ZIKV-VLA1601, which has shown to elicit functional antibody responses, is based on Valneva's established inactivated, whole virus manufacturing platform on which its licensed Japanese Encephalitis vaccine was developed and produced. A Phase 1 clinical trial is expected to commence in late 2017 or early 2018.

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

On March 16, 2017, we entered into a contract with BARDA, valued at $100 million, for the delivery of BioThrax to the Strategic National Stockpile, or SNS, over a two-year period of performance. In conjunction with the signing of the $100 million contract for delivery of BioThrax, the BARDA BioThrax Contract, with BARDA, we entered into a modification to our previously disclosed multi-year contract with BARDA for the advanced development and delivery of the leading next generation anthrax vaccine candidate NuThrax, or the BARDA NuThrax Contract. The modification increases the number of doses of NuThrax to be delivered under the base period from two million to three million doses with a commensurate reduction in dose price for the initial deliveries. The modification also reduces the purchase price for doses to be procured during the option period by $100 million thereby reducing the total contract value to be up to $1.5 billion.

On February 13, 2017, we received a task order from BARDA valued at up to $30.5 million to develop monoclonal antibody therapeutics for viral hemorrhagic fever. This task order will utilize our CIADM facility located in Baltimore, Maryland. Using monoclonal antibodies from Mapp Biopharmaceutical Inc., we will conduct technology transfer of process materials and information, perform process and analytical method development, execute small-scale production runs, and perform cGMP and cell banking leading to cGMP manufacture of bulk drug substance. The task order consists of a 36-month period of performance with a base task order valued at $7.4 million and options that, if executed, will bring the total task order value over three years to up to $30.5 million.

On January 27, 2017, we received from the Paul-Ehrlich-Institut the regulatory agency under the German Federal Ministry of Health, approval for our large-scale manufacturing facility, Building 55, located in Lansing, Michigan. This approval allows us to market in Germany BioThrax manufactured in Building 55.

Aptevo Spin-off

On August 1, 2016, we completed the spin-off of Aptevo Therapeutics Inc., or Aptevo. As a result of the spin-off, the operating results of Aptevo have been reflected as discontinued operations for the three and nine months ended September 30, 2016. Unless otherwise stated, financial results herein for the three and nine months ended September 30, 2016 reflect such results on a continuing operations basis.

Litigation

On July 19, 2016, Plaintiff William Sponn, or Sponn, filed a putative class action complaint in the United States District Court for the District of Maryland, or the Court, on behalf of purchasers of our common stock between January 11, 2016 and June 21, 2016, inclusive, or the Class Period, seeking to pursue remedies under the Securities Exchange Act of 1934 against us and certain of our senior officers and directors, collectively, the Defendants. The complaint alleges, among other things, that we made materially false and misleading statements about the government's demand for BioThrax and expectations that our five-year exclusive procurement contract with the U.S. Department of Health and Human Services, or HHS, would be renewed and omitted certain material facts. Sponn is seeking unspecified damages, including legal costs. On October 25, 2016, the Court added City of Cape Coral Municipal Firefighters' Retirement Plan and City of Sunrise Police Officers' Retirement Plan as plaintiffs and appointed them Lead Plaintiffs and Robins Geller Rudman & Dowd LLP as Lead Counsel. On December 27, 2016, the Plaintiffs filed an amended complaint that cites the same class period, names the same defendants and makes similar allegations to the original complaint. We filed a Motion to Dismiss on February 27, 2017. The Plaintiffs filed an opposition brief on April 28, 2017. Our Motion to Dismiss was heard and denied on July 6, 2017. The Company filed its answer on July 28, 2017. The parties are currently in the process of exchanging discovery, and Plaintiffs' class certification motion is due by November 29, 2017. The Defendants believe that the allegations in the complaint are without merit and intend to defend themselves vigorously against those claims.

Financial Operations Overview

Revenues

We have derived a majority of our historical product sales revenues from BioThrax sales to the U.S. government. We are a party to a contract with the CDC, an operating division of HHS, valued at up to $911 million, to supply approximately 29.4 million doses of BioThrax to the SNS through September 2021. Through September 30, 2017, we have delivered and recognized revenue on approximately 3.4 million doses, representing approximately $100 million in revenue under this contract. We are focused on increasing the sales of our marketed MCMs to U.S. government customers, as well as expanding the market for our marketed MCMs portfolio to other customers domestically and internationally.

We have received contract and grant funding from BARDA, DoD, CDC, the Defense Threat Reduction Agency, or DTRA, and the National Institute of Allergy and Infectious Diseases, or NIAID, for the following development programs:

Development Programs	Funding Source	Award Date	Performance Period
Anthrasil	BARDA	09/2005	9/2005 — 4/2021
	BARDA	09/2013	9/2013 — 9/2018
Auto-injector platform	DoD	07/2017	7/2017 — 6/2022
BAT	BARDA	05/2006	5/2006 — 12/2027
CIADM	BARDA	06/2012	6/2012 — 6/2037
GC-072	DTRA	08/2014	8/2014 — 3/2018
Large-scale manufacturing for BioThrax	BARDA	07/2010	7/2010 — 7/2017
NuThrax	NIAID	08/2014	8/2014 — 1/2019
	BARDA	03/2015	3/2015 — 12/2017
	BARDA	09/2016	9/2016 — 9/2021
SIAN	BARDA	09/2017	9/2017 — 9/2022
UV-4B	NIAID	09/2011	9/2011 — 9/2018
VIGIV	CDC	08/2012	8/2012 — 8/2017

Critical Accounting Policies and Estimates

During the nine months ended September 30, 2017, there have been no significant changes to our Critical Accounting Policies and Estimates contained in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the Securities and Exchange Commission.

Results of Operations

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

Revenues

	Three Months Ended September 30,
(in thousands)	2017	2016	Change	% Change

Product sales:
BioThrax	$83,485	$94,116	$(10,631)	(11%)
Other	30,811	2,582	28,229	1,093%
Total Product sales	114,296	96,698	17,598	18%
Contract manufacturing	18,912	14,712	4,200	29%
Contracts and grants	16,226	31,504	(15,278)	(48%)
Total revenues	$149,434	$142,914	$6,520	5%

Product sales:

The increase in Product sales was primarily due to the increase in other product sales related to the timing of BAT deliveries to the SNS and RSDL shipments to the DoD, along with international sales for VIGIV and Trobigard. These increases were partially offset by a decrease in BioThrax sales due to the timing of BioThrax deliveries to the SNS coupled with a $5.6 million deferral of revenue associated with the allocation of contract consideration due to the modification of the BARDA NuThrax Contract in conjunction with execution of the BARDA BioThrax Contract.

Contract manufacturing:

The increase in Contract manufacturing is primarily due to increased fill/finish services provided to third parties, manufacturing services performed for third party development stage product candidates and manufacturing services for Aptevo.

Contracts and grants:

The decrease in Contracts and grants primarily reflects a reduction in revenue associated with the successful completion of multiple U.S. Government contracts as well as reduced R&D activities related to certain ongoing funded development programs, including:

▪	decreased development funding of $10.1 million related to our CIADM program, which includes a decrease of $5.2 million for CIADM task orders primarily related to Ebola and Zika;
▪	decreased development funding of $3.2 million for VIGIV related to the timing of plasma collection; and
▪
decreased development funding of $1.8 million for large scale manufacturing of BioThrax primarily due to the successful completion of the Building 55 development program in 2016 that did not recur in 2017.

    Cost of Product Sales and Contract Manufacturing

Cost of product sales and contract manufacturing increased by $4.9 million, or 12%, to $44.5 million for the three months ended September 30, 2017 from $39.6 million for the three months ended September 30, 2016. The increase was primarily attributable to the increase in RSDL deliveries to the DoD, BAT sales to the SNS, along with an increase in international sales for VIG and Trobigard.

Research and Development Expenses

Research and development expenses decreased by $4.5 million, or 17%, to $22.7 million for the three months ended September 30, 2017 from $27.2 million for the three months ended September 30, 2016. This decrease primarily reflects lower contract service costs. Net of contracts and grants revenues, during the three months ended September 30, 2017, we incurred net research and development expenses of $6.5 million and during the three months ended September 30, 2016, our research and development expenses were fully funded, resulting in a net contribution from funded development programs of $4.3 million.

Our principal research and development expenses for the three months ended September 30, 2017 and 2016 are shown in the following table:

	Three Months Ended
	September 30,
(in thousands)	2017	2016	Change	% Change

NuThrax	$7,384	$6,182	$1,202	19%
FLU-IG (NP025)	1,832	-	1,832	N/A
UV-4B	1,407	2,147	(740)	(34%)
BAT	838	814	24	3%
Auto-injector platform	1,107	2,475	(1,368)	(55%)
CIADM task orders	330	2,600	(2,270)	(87%)
EV-035 series of molecules	772	1,331	(559)	42%
VIGIV	374	1,474	(1,100)	(75%)
Large-scale manufacturing for BioThrax	64	1,491	(1,427)	(96%)
Anthrasil	247	178	69	(39%)
BioThrax related programs	238	1,012	(774)	(76%)
Other	8,066	7,484	582	8%
Total	$22,659	$27,188	$(4,529)	(17%)

The increase in expense for NuThrax was primarily due to the timing of non-clinical animal studies and manufacturing activities. The expense for FLU-IG (NP025) was primarily due to clinical trial preparation. The decrease in expense for UV-4B was primarily due to the timing of clinical trial activity to evaluate safety and tolerability. The increase in expense for our BAT program was primarily related to the timing of stability testing. The decrease in expense for our Auto-injector platform was due to the timing of formulation development. The decrease in expense for CIADM task orders was due to the timing of manufacturing development for Ebola monoclonal antibodies and Zika. The decrease in expense for our EV-035 series of molecules was primarily due to the timing of formulation development activities, along with screening of molecules within the series. The decrease in expense for VIGIV was primarily due to the timing of plasma collection. The decrease in expense for large-scale manufacturing of BioThrax was primarily due to the completion of development work and the licensure of the large-scale manufacturing facility in August 2016. The increase in expense for our Anthrasil program was primarily for non-clinical activities. The decrease in expense for BioThrax related programs was primarily related to the timing of clinical studies to support applications for label expansion for BioThrax. The increase in spending for our Other activities was primarily due to increased expense related to our funded pre-clinical product candidates and manufacturing development activities.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $6.2 million, or 15%, to $34.5 million for the three months ended September 30, 2017 from $40.7 million for the three months ended September 30, 2016. The decrease is primarily due to costs associated with restructuring activities at our Lansing, Michigan site during the third quarter of 2016.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

Revenues

	Nine Months Ended September 30,
(in thousands)	2017	2016	Change	% Change

Product sales:
BioThrax	$179,620	$193,255	$(13,635)	(7%)
Other	80,255	15,530	64,725	417%
Total Product sales	259,875	208,785	51,090	24%
Contract manufacturing	52,700	32,455	20,245	62%
Contracts and grants	54,489	95,879	(41,390)	(43%)
Total revenues	$367,064	$337,119	$29,945	9%

Product sales:

The increase in Product sales was primarily due to the increase in other product sales related to the timing of BAT deliveries to the SNS and RSDL shipments to the DoD, along with international sales for VIGIV and Trobigard. These increases were partially offset by a decrease in BioThrax sales due to the timing of BioThrax deliveries to the SNS, along with a $6.3 million deferral of revenue associated with allocation of contract consideration due to the modification of the BARDA NuThrax Contract in conjunction with execution of the BARDA BioThrax Contract.

Contract manufacturing:

The increase in Contract manufacturing is primarily due to increased fill/finish services provided to third parties, manufacturing services performed for third party development stage product candidates and manufacturing services for Aptevo.

Contracts and grants:

    The decrease in Contracts and grants primarily reflects a reduction in revenue associated with the successful completion of multiple U.S. Government contracts as well as reduced R&D activities related to certain ongoing funded development programs, including:

▪	decreased development funding of $20.3 million related to our CIADM program, which includes a decrease of $10.5 million for CIADM task orders primarily related to Ebola and Zika;
▪	decreased development funding of $18.8 million for VIGIV due to the timing of plasma collection; and
▪
decreased development funding of $3.7 million for large scale manufacturing of BioThrax primarily due to the successful completion of the Building 55 development program in 2016 that did not recur in 2017.

    Cost of Product Sales and Contract Manufacturing

Cost of product sales and contract manufacturing increased by $32.4 million, or 35%, to $125.4 million for the nine months ended September 30, 2017 from $93.0 million for the nine months ended September 30, 2016. The increase was primarily attributable to the increase in RSDL deliveries to the DoD, BAT sales to the SNS, international sales for VIG and Trobigard, along with increased costs associated with the expansion of our contract manufacturing business.

Research and Development Expenses

Research and development expenses decreased by $12.3 million, or 15%, to $68.9 million for the nine months ended September 30, 2017 from $81.2 million for the nine months ended September 30, 2016. This decrease primarily reflects lower contract service costs. Net of contracts and grants revenues, we incurred net research and development expenses of $14.4 million during the nine months ended September 30, 2017. Net of contracts and grants revenues, our research and development expenses were fully funded during the nine months ended September 30, 2016, resulting in a net contribution from funded development programs of $14.7 million.

Our principal research and development expenses for the nine months ended September 30, 2017 and 2016 are shown in the following table:

	Nine Months Ended
	September 30,
(in thousands)	2017	2016	Change	% Change

NuThrax	$23,964	$15,847	$8,117	51%
FLU-IG (NP025)	5,189	-	5,189	N/A
UV-4B	4,663	4,179	484	12%
BAT	2,509	2,964	(455)	(15%)
Auto-injector platform	2,551	7,646	(5,095)	(67%)
CIADM task orders	2,511	7,899	(5,388)	(68%)
EV-035 series of molecules	1,856	2,972	(1,116)	(38%)
VIGIV	1,211	7,428	(6,217)	84%
Large-scale manufacturing for BioThrax	885	4,870	(3,985)	(82%)
Anthrasil	737	626	111	18%
BioThrax related programs	594	2,701	(2,107)	(78%)
Other	22,216	24,041	(1,825)	(8%)
Total	$68,886	$81,173	$(12,287)	(15%)

The increase in expense for NuThrax was primarily due to the timing of non-clinical animal studies and manufacturing activities. The expense for FLU-IG (NP025) was primarily due to clinical trial preparation. The increase in expense for UV-4B was primarily due to the timing of clinical trial activity to evaluate safety and tolerability. The decrease in expense for our BAT program was primarily related to the timing of stability testing. The decrease in expense for our Auto-injector platform was due to the timing of formulation development. The decrease in expense for CIADM task orders was due to the timing of manufacturing development for Ebola monoclonal antibodies and Zika. The decrease in expense for our EV-035 series of molecules was primarily due to the timing of formulation development activities, along with screening of molecules within the series. The decrease in expense for VIGIV was primarily due to the timing of plasma collection. The decrease in expense for large-scale manufacturing of BioThrax was primarily due to the completion of development work and the licensure of the large-scale manufacturing facility in August 2016. The increase in expense for our Anthrasil program was primarily for non-clinical activities. The decrease in expense for BioThrax related programs was primarily related to the timing of clinical studies to support applications for label expansion for BioThrax. The decrease in spending for our Other activities was primarily due to decreased expense related to our funded pre-clinical product candidates and manufacturing development activities.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $6.8 million, or 6%, to $101.5 million for the nine months ended September 30, 2017 from $108.3 million for the nine months ended September 30, 2016. The decrease is primarily due to costs associated with the restructuring activities at our Lansing, Michigan site during 2016.

Provision for Income Taxes

Provision for income taxes decreased by $1.9 million, or 10%, to $18.0 million for the nine months ended September 30, 2017 from $19.9 million for the nine months ended September 30, 2016. The decrease was primarily due to a valuation allowance charge recorded in our continuing operations related to Aptevo deferred tax assets prior to the distribution in 2016, partially offset by an increase in our income before provision for income taxes of $16.6 million.

Liquidity and Capital Resources

Sources of Liquidity

From inception through September 30, 2017, we have funded our cash requirements principally with a combination of product sales revenues, debt financing, development funding, the net proceeds from our initial public offering and the sale of our common stock upon exercise of stock options. We have operated profitably for each of the last five years ended December 31, 2016. As of September 30, 2017, we had cash and cash equivalents of $341.0 million. The closing of the acquisitions of ACAM2000 and raxibacumab in early October resulted in combined cash outflows of $193.5 million.

Cash Flows

The following table provides information regarding our cash flows for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended
	September 30,
(in thousands)	2017	2016
Net cash provided by (used in):
Operating activities(i)	$129,114	$67,390
Investing activities	(42,381)	(56,243)
Financing activities	(17,255)	(25,010)
Net increase (decrease) in cash and cash equivalents	$69,478	$(13,863)

(i) Includes the effect of exchange rates on cash and cash equivalents.

Operating Activities:

Net cash provided by operating activities of $129.1 million for the nine months ended September 30, 2017 was primarily due to our net income of $48.7 million, non-cash charges of $29.9 million for depreciation and amortization, a $14.0 million increase in deferred revenue, a $13.1 million increase in net income taxes, a $11.8 million increase in stock-based compensation expense, a $9.4 million decrease in accounts receivable related to the timing of collection of amounts billed primarily to the CDC, and a $5.1 million decrease in inventories due primarily to the timing of deliveries of BAT and VIGIV.

Net cash provided by operating activities of $67.4 million for the nine months ended September 30, 2016 was primarily due to our net income of $14.4 million, a $45.0 million decrease in accounts receivable related to the timing of collection of amounts billed primarily to the CDC along with non-cash charges of $28.2 million for depreciation and amortization and a $14.5 million increase in stock-based compensation expense, partially offset by an increase in inventories of $16.2 million, primarily due to the timing of deliveries of BioThrax to the CDC.

Investing Activities:

Net cash used in investing activities of $42.4 million for the nine months ended September 30, 2017 was due to infrastructure and equipment investments, including the construction of a third manufacturing suite at our Baltimore CIADM manufacturing facility.

Net cash used in investing activities of $56.2 million for the nine months ended September 30, 2016 was due to infrastructure and equipment investments, including construction at our Baltimore CIADM manufacturing facility.

Financing Activities:

Net cash used in financing activities of $17.3 million for the nine months ended September 30, 2017 was primarily due to the payment of a $20.0 million note payable to Aptevo in conjunction with the spin-off, $4.2 million associated with the taxes paid on behalf of employees for equity activity and $2.7 million in contingent obligation payments, partially offset by $10.8 million in proceeds from the issuance of common stock pursuant to our employee equity awards plan.

Net cash used by financing activities of $25.0 million for the nine months ended September 30, 2016 was primarily due to $45.0 million in cash provided to Aptevo on date of distribution, August 1, 2016 and $4.6 million associated with the taxes paid on behalf of employees for equity activity, partially offset by $15.0 million in proceeds from the issuance of common stock pursuant to employee equity plans and $10.8 million in excess tax benefits from exercise of stock options.

Funding Requirements

We expect to continue to fund our anticipated operating expenses, capital expenditures, debt service requirements and any future repurchase of our common stock from the following sources: existing cash and cash equivalents; revenues from product sales; development contracts and grants funding; contract manufacturing services and our senior secured credit facility and any other lines of credit we may establish from time to time. There are numerous risks and uncertainties associated with product sales and with the development and commercialization of our product candidates. We may seek additional external financing to provide additional financial flexibility. Our future capital requirements will depend on many factors, including (but not limited to):

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

If our capital resources are insufficient to meet our future capital requirements, we will need to finance our cash needs through public or private equity or debt offerings, bank loans or collaboration and licensing arrangements. In May 2015, we filed an automatic shelf registration statement, which immediately became effective under the Securities and Exchange Commission, or SEC, rules. For so long as we continue to satisfy the requirements to be deemed a "well-known seasoned issuer" under SEC rules, this shelf registration statement, effective until May 2018, allows us to issue an unrestricted amount of equity, debt and certain other types of securities through one or more future primary or secondary offerings. If we do not file a new shelf registration statement prior to May 2018, the existing shelf registration statement will expire and we will not be able to publicly raise capital or issue debt until a new registration statement is filed and becomes effective. There can be no assurance that we will be eligible to file an automatically effective shelf registration statement at a future date when we may need to raise funds publicly.

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

We are not restricted under the terms of the indenture governing our senior convertible notes from incurring additional debt, securing existing or future debt, recapitalizing our debt or taking a number of other actions that are not limited by the terms of the indenture governing our notes that could have the effect of diminishing our ability to make payments on our indebtedness. However, our senior secured credit facility restricts our ability to incur additional indebtedness, including secured indebtedness, as discussed in Note 7 to the Consolidated Financial Statements (Unaudited) included in Item 1, Part I.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, 1934, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2017, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act that occurred during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Purported Shareholder Class Action Lawsuit filed July 19, 2016

On July 19, 2016, Plaintiff William Sponn, or Sponn, filed a putative class action complaint in the United States District Court for the District of Maryland on behalf of purchasers of the Company's common stock between January 11, 2016 and June 21, 2016, inclusive, or the Class Period, seeking to pursue remedies under the Securities Exchange Act of 1934 against the Company and certain of its senior officers and directors, collectively, the Defendants. The complaint alleges, among other things, that the Company made materially false and misleading statements about the government's demand for BioThrax and expectations that the Company's five-year exclusive procurement contract with HHS would be renewed and omitted certain material facts. Sponn is seeking unspecified damages, including legal costs. On October 25, 2016, the Court added City of Cape Coral Municipal Firefighters' Retirement Plan and City of Sunrise Police Officers' Retirement Plan as plaintiffs and appointed them Lead Plaintiffs and Robins Geller Rudman & Dowd LLP as Lead Counsel. On December 27, 2016, the Plaintiffs filed an amended complaint that cites the same class period, names the same defendants and makes similar allegations to the original complaint. The Company filed a Motion to Dismiss on February 27, 2017. The Plaintiffs filed an opposition brief on April 28, 2017. The Company's Motion to Dismiss was heard and denied on July 6, 2017. The Company filed its answer on July 28, 2017. The parties are currently in the process of exchanging discovery, and Plaintiffs' class certification motion is due by November 29, 2017. The Defendants believe that the allegations in the complaint are without merit and intend to defend themselves vigorously against those claims.

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

Our U.S. government procurement and development contracts require ongoing funding decisions by the U.S. government. Reduced or discontinued funding of these contracts could cause our business, financial condition, operating results and cash flows to suffer materially.

The U.S. government is the principal customer for our public health threat-focused medical countermeasures and is the primary source of funds for the development of our product candidates in our development pipeline, most notably our NuThrax product candidate. We anticipate that the U.S. government will also be a principal customer for those medical countermeasures that we successfully develop within our existing product development pipeline, as well as those we acquire in the future. Additionally, a significant portion of our revenue comes from U.S. government development contracts and grants. Over its lifetime, a U.S. government procurement or development program may be implemented through the award of many different individual contracts and subcontracts. The funding for such government programs is subject to Congressional appropriations, generally made on a fiscal year basis, even for programs designed to continue for several years. For example, sales of BioThrax to be supplied under our procurement contract with the CDC are subject to the availability of funding, mostly from annual appropriations. These appropriations can be subject to political considerations and stringent budgetary constraints.

Additionally, our government-funded development contracts typically give the U.S. government the right, exercisable in its sole discretion, to extend these contracts for successive option periods following a base period of performance. The value of the services to be performed during these option periods may constitute the majority of the total value of the underlying contract. For example, the September 2016 contract award from BARDA for the development and delivery to the SNS of NuThrax for post-exposure prophylaxis of anthrax disease consists of a five-year base period of performance valued at approximately $200 million. The contract award also includes options for the delivery of additional doses of NuThrax to the SNS and options for an additional clinical study and post-marketing commitments which if both were to be exercised in full, would increase the total contract value to up to $1.5 billion. If levels of government expenditures and authorizations for public health countermeasure preparedness decrease or shift to programs in areas where we do not offer products or are not developing product candidates, or if the U.S. government otherwise declines to exercise its options under our existing contracts, our business, revenues, operating results and cash flows would suffer.

There can be no assurance that we will be able to secure follow-on procurement contracts with the U.S. government upon the expiration of any of our current product procurement contracts.

Our revenue is substantially dependent upon product procurement contracts with the U.S. government and foreign governments for our public health threat products. Upon the expiration of a procurement contract, we may not be able to negotiate a follow-on procurement contract for the particular product for a similar product volume, period of performance, pricing or other terms, or at all. The inability to secure a similar or increased procurement contract could materially affect our business, revenues, operating results and cash flows. For example, the CDC procurement contract for ACAM2000 that we recently assumed responsibility for in our acquisition of the ACAM2000 business from Sanofi will be up for renewal or extension in March 2018. The BARDA procurement contract for raxibacumab that we recently assumed responsibility for in our acquisition of raxibacumab from GSK expires in 2019. Our CDC procurement contract for BioThrax expires in 2021. We intend to negotiate follow-on procurement contracts for each of our public health threat products upon the expiration of a related procurement contract, but there can be no assurance that we will be successful in doing so. Even if we are successful in negotiating a follow-on procurement contract, it may be for a lower product volume, over a shorter period of performance or be on less favorable pricing or other terms. An inability to secure follow-on procurement contracts for our products could materially and adversely affect our revenues, operating results, cash flows and business prospects.

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

We intend to submit an application in 2018 with the FDA for EUA pre-approval of NuThrax, and although there can be no assurances, we currently anticipate that the FDA could authorize NuThrax for emergency use as early as 2018, triggering deliveries of NuThrax to the SNS for use in an emergency situation as early as 2019. However, the FDA does not have review deadlines with respect to such submissions and, therefore, the timing of any approval of an EUA pre-approval submission is uncertain. We cannot guarantee that the FDA will review our data in a timely manner, or that the FDA will accept the data when reviewed. The FDA may decide that our data are insufficient for EUA pre-approval and require additional pre-clinical, clinical or other studies and refuse to approve our application. If we are unsuccessful in obtaining EUA pre-approval for NuThrax and eventual FDA licensure in a timely manner or at all, we may not be able to realize the full potential value of the contract, which could have a material adverse effect on our future business, financial condition, operating results and cash flows.

In addition, if priorities for the SNS change, funding to procure any future doses of NuThrax may be limited or not available, and our future business, financial condition and operating results could be materially harmed.

Our long-term success depends, in part, upon our ability to develop, receive regulatory approval for and commercialize product candidates we develop or acquire and, if we are not successful, our business, financial condition and operating results may suffer.

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

Under the CDC procurement contract for ACAM2000 that we assumed responsibility for in our acquisition of the ACAM2000 business from Sanofi, we must secure FDA approval of the sBLA that was filed for the transfer of the upstream manufacturing process for ACAM2000 from a European-based facility to our U.S.-based manufacturing facility prior to being able to complete deliveries under the current procurement contract with CDC.

The existing CDC procurement contract for ACAM2000 that we assumed responsibility for in our recent acquisition expires in March 2018 and has approximately $160 million remaining in product deliveries. Under the contract, we must secure FDA approval of the sBLA that was filed with respect to the transfer of the upstream manufacturing process for ACAM2000 from a European-based facility to our U.S.-based manufacturing facility prior to being able to complete deliveries under the current procurement contract with the CDC. We will not be able to make deliveries of ACAM2000 to the SNS under the contract until the sBLA is approved, which we anticipate could occur in 2018. However this approval, if ever secured, may be subject to unanticipated delays and complications, including the receipt of a complete response letter from the FDA, that could delay or prevent remaining product deliveries under the current procurement contract. If we receive a complete response letter from the FDA, there is no assurance that we would be able to satisfactorily address FDA comments. In connection with the approval process of the sBLA, the FDA will also inspect our facility and there can be no assurance that we can timely address any FDA observations or that our facility will be deemed acceptable by the FDA. An inability to secure approval of the sBLA or unanticipated delays with the FDA in connection with the sBLA, and the corresponding prevention or delay in product delivery and revenue, could significantly delay or prevent us from recognizing the anticipated benefits of this acquisition on our expected timeframe and materially and adversely harm our business, revenues, operating results and cash flows.

We intend to transfer the manufacturing of raxibacumab, which we recently acquired from GSK, to our facilities in Baltimore, Maryland, and this transfer of manufacturing operations requires FDA approval.

Under our arrangements with GSK for our acquisition of the raxibacumab product, we will continue to purchase product from GSK to satisfy deliveries to the SNS under the current BARDA contract, which expires in 2019 and has approximately $130 million in product deliveries remaining under the current contract. We intend to seek FDA approval to transfer the manufacturing of raxibacumab to our Baltimore, Maryland manufacturing facilities and currently anticipate FDA approval of this technology transfer in 2020. Approval of this technology transfer may involve complications or may not be secured on a timely basis or at all. Any delay in the approval of this anticipated technology transfer would delay our expected benefits and synergies from this product acquisition and could materially harm our business, revenues, operating results and cash flows. Until approval of this technology transfer, we must rely on GSK to supply product to us to satisfy deliveries to the SNS under the BARDA contract, and GSK may fail to meet delivery obligations, which could result in our inability to satisfy requirements under the BARDA contract.

Even after regulatory approval is received, if we fail to comply with regulatory requirements, or if we experience unanticipated problems with our approved products, they could be subject to restrictions, penalties or withdrawal from the market.

Any vaccine, therapeutic product or medical device for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data, labeling, advertising and promotional activities for such product, will be subject to continual requirements of and review by the FDA and other regulatory bodies. Our approved products are subject to these requirements and ongoing review. These requirements include submissions of safety and other post-marketing information and reports, registration requirements, cGMP, requirements relating to potency and stability, quality control, quality assurance, restrictions on advertising and promotion, import and export restrictions and recordkeeping requirements. In addition, various state laws require that companies that manufacture and/or distribute drug products within the state obtain and maintain a manufacturer or distributor license, as appropriate. Because of the breadth of these laws, it is possible that some of our business activities could be subject to challenge under one or more of such laws.

Our regulators enforce cGMP and other requirements through periodic unannounced inspections of manufacturing facilities. The FDA is authorized to inspect domestic manufacturing facilities without prior notice at reasonable times and in a reasonable manner. Health Canada may conduct similar inspections of our facilities where Canadian marketed products are produced, or related formulation and filling operations are conducted. The FDA, Health Canada, and other foreign regulatory agencies conduct periodic inspections of our facilities. For example, our Lansing Building 55 facility was inspected most recently by the FDA in June 2016, our Lansing Building 12 facility was inspected most recently by the FDA in April 2016, our Winnipeg manufacturing facility was inspected most recently by the FDA in May 2017 and Health Canada in November 2016, our Canton, Massachusetts manufacturing facility was inspected most recently by the FDA in November 2015, our Rockville facility was inspected most recently by the FDA in March 2017, and our Baltimore (Camden) facility was most recently inspected by the Health Products Regulatory Authority of Ireland in February 2017, FDA in January 2017 and Health Canada in October 2016. Following several of these inspections, regulatory authorities issued inspectional observations, some of which were significant, but all of which are being, or have been, addressed through corrective actions. If, in connection with any future inspection, regulatory authorities find that we are not in substantial compliance with all applicable requirements, or if they are not satisfied with the corrective actions we take, our regulators may undertake enforcement action against us, which may include:

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

Similar action may be taken against us should we fail to comply with regulatory requirements, or later discover previously unknown problems with our products or manufacturing processes. For instance, our products are tested regularly to determine if they satisfy potency and stability requirements for their required shelf lives. Even if regulatory approval of a product is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product. If we experience any of these post-approval events, our business, financial condition and operating results could be materially and adversely affected.

Additionally, companies may not promote drugs for "off-label" uses (i.e., uses that are not described in the product's labeling and that differ from those approved by the applicable regulatory agencies). A company that is found to have improperly promoted off-label uses may be subject to significant liability, including civil and administrative remedies (such as entering into corporate integrity agreements with the U.S. government), as well as criminal sanctions. If our employees or agents engage in "off-label" marketing of any of our products, we could be subject to civil or criminal investigations, monetary and injunctive penalties, which could adversely impact our ability to conduct business in certain markets, negatively affect our financial condition and results of operations, and damage our reputation.

Failure to obtain or maintain regulatory approval in international jurisdictions could prevent us from marketing our products abroad and could limit the growth of our business.

We intend to sell certain of our products outside the United States. To market our products in the European Union and many other foreign jurisdictions, we may need to obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. Approval by the FDA does not ensure approval by foreign regulatory authorities. The approval procedures in foreign jurisdictions can vary widely and can involve additional clinical trials and data review beyond that required by the FDA. We and our collaborators may not be able to obtain foreign regulatory approvals on a timely basis, if at all, and therefore we may be unable to successfully commercialize our products internationally. We have limited experience in preparing, filing and prosecuting the applications necessary to gain foreign regulatory approvals and expect to rely on third-party contract research organizations and consultants to assist us in this process.

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

The factors listed above could also cause disruptions at our other facilities, including our manufacturing facilities in Winnipeg, Manitoba, Canada; Baltimore, Maryland; Canton, Massachusetts; Rockville, Maryland; and Hattiesburg, Mississippi. Any such disruption, damage, or destruction of these facilities could impede our ability to manufacture our Biologic Products, our product candidates and our ability to produce products for external customers, result in losses and delays, including delay in the performance of our contractual obligations or delay in our clinical trials, any of which could be costly to us and materially harm our business, financial condition and operating results.

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

BioThrax, raxibacumab, ACAM2000, BAT, Anthrasil, VIGIV, and many of our current product candidates, including NuThrax, are biologics. Manufacturing biologic products, especially in large quantities, is complex. The products must be made consistently and in compliance with a clearly defined manufacturing process. Problems during manufacturing may arise for a variety of reasons, including problems with raw materials, equipment malfunction and failure to follow specific protocols and procedures. In addition, slight deviations anywhere in the manufacturing process, including obtaining materials, maintaining master seed or cell banks and preventing genetic drift, seed or cell growth, fermentation, contamination including from particulates among other things, filtration, filling, labeling, packaging, storage and shipping, potency and stability issues and other quality control testing, may result in lot failures or manufacturing shut-down, delays in the release of lots, product recalls, spoilage or regulatory action. Such deviations may require us to revise manufacturing processes or change manufacturers. Additionally, as our equipment ages, it will need to be replaced. Replacement of equipment has the potential to introduce variations in the manufacturing process that may result in lot failures or manufacturing shut-down, delay in the release of lots, product recalls, spoilage or regulatory action. Success rates can also vary dramatically at different stages of the manufacturing process, which can reduce yields and increase costs. From time to time, we may experience deviations in the manufacturing process that may take significant time and resources to resolve and, if unresolved, may affect manufacturing output and could cause us to fail to satisfy customer orders or contractual commitments, lead to a termination of one or more of our contracts, lead to delays in our clinical trials, result in litigation or regulatory action against us, including warning letters and other restrictions on the marketing or manufacturing of a product, or cause the FDA to cease releasing product until the deviations are explained and corrected, any of which could be costly to us, damage our reputation and negatively impact our business.

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

Acquisition efforts can consume significant management attention and require substantial expenditures, which could detract from our other programs. In addition, we may devote significant resources to potential acquisitions that are never completed. Even if we are successful in acquiring a company or product, it may not result in a successfully developed or commercialized product or, even if an acquired product is commercialized, competing products or technologies could render a product noncompetitive, uneconomical or obsolete. Moreover, the cost of acquiring other companies or in-licensing products could be substantial, and in order to acquire companies or new products, we may need to incur substantial debt or issue dilutive securities. For example, in part to fund our acquisition of Cangene Corporation, we issued $250 million of senior convertible notes in January 2014. Our recently completed acquisition of the ACAM2000 business required initial payments of $117.5 million and may require an additional milestone payment of up to $7.5 million tied to the achievement of a regulatory event. In addition, our recently completed acquisition of raxibacumab required a $76 million upfront payment and may require up to $20 million in additional milestone payments, all of which would likely become due in 2019.

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

Issues that could delay or prevent successful integration or cost synergies of an acquired business or products include, among others:

▪	retaining existing customers and attracting new customers;
▪	retaining key employees;
▪	diversion of management attention and resources;
▪	conforming internal controls, policies and procedures, business cultures and compensation programs;
▪	consolidating corporate and administrative infrastructures;
▪	successfully executing technology transfers and obtaining required regulatory approvals;
▪	consolidating sales and marketing operations;
▪	identifying and eliminating redundant and underperforming operations and assets;
▪	assumption of known and unknown liabilities;
▪	coordinating geographically dispersed organizations; and
▪	managing tax costs or inefficiencies associated with integrating operations.

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

The development and commercialization of new biopharmaceutical products is highly competitive and subject to rapid technological advances. We may face future competition from other companies and governments, universities and other non-profit research organizations in respect to our products, any products that we acquire, our current product candidates and any products we may seek to develop or commercialize in the future. Our competitors may develop products that are safer, more effective, more convenient or less costly than any products that we may develop or market. Our competitors may have greater resources to devote to marketing or selling their products, adapt more quickly to new technologies, scientific advances or patient preferences and needs, initiate or withstand substantial price competition more successfully than we can, or more effectively negotiate third-party licensing and collaborative arrangements.

There are a number of companies with products or product candidates addressing public health threat preparedness that are competing with us for both U.S. government procurement and development resources. Many of our competitors have greater financial, technical and marketing resources than we do.  Our competitors may receive patent protection that dominates, blocks or adversely affects our products or product candidates.

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

Competition for BioThrax, raxibacumab, ACAM2000, BAT, Anthrasil and VIGIV, otherwise referred to as our "Biologic Products," may be affected by follow-on biologics, or "biosimilars," in the United States and other jurisdictions. Regulatory and legislative activity in the United States and other countries may make it easier for generic drug manufacturers to manufacture and sell biological drugs similar or identical to our Biologic Products, which might affect the profitability or commercial viability of our Biologic Products. Under the Biologics Price Competition and Innovation Act of 2010, the FDA cannot approve a biosimilar application until the 12-year exclusivity period for the innovator biologic has expired. Regulators in the European Union and in other foreign jurisdictions have already approved biosimilars. The specific regulatory framework for this biosimilar approval path and the extent to which an approved biosimilar would be substituted for the innovator biologic are not yet clear and will depend on many factors. If a biosimilar version of one of our Biologic Products were approved, it could have a material adverse effect on the sales and gross profits of the affected Biologic Product and could adversely affect our business, financial condition and operating results.

Political or social factors may delay or impair our ability to market our products and may require us to spend significant management time and financial resources to address these issues.

Products developed to counter the potential impact of public health threats, whether Chemical, Biological, Radiological, Nuclear and explosives, or CBRNe, and Emerging Infectious Diseases, or EID, are subject to changing political and social environments. The political responses and social awareness of the risks of these threats on military personnel or civilians may vary over time. If the threat of terrorism were to decline, then the public perception of the risk on public health and safety may be reduced. This perception, as well as political or social pressures, could delay or cause resistance to bringing our products in development to market or limit pricing or purchases of our marketed products, any of which could negatively affect our revenues and our financial condition and operating results.

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

Our success, especially with respect to our small molecule product candidates, will depend, in large part, on our ability to obtain and maintain protection in the United States and other countries for the intellectual property covering or incorporated into our technology, products and product candidates. Obtaining and maintaining this protection is very costly. The patentability of technology in the biopharmaceutical field generally is highly uncertain and involves complex legal and scientific questions.

We may not be able to obtain additional issued patents relating to our technology or products. Even if issued, patents may inadvertently lapse or be challenged, narrowed, invalidated or circumvented, which could limit our ability to stop competitors from marketing similar products or limit the duration of patent protection we may have for our products. In the past, we have abandoned the prosecution and/or maintenance of patent applications related to patent families in the ordinary course of business. In the future we may choose to abandon such prosecution and/or maintenance in a similar fashion. If these patent rights are later determined to be valuable or necessary to our business, our competitive position may be adversely affected. Changes in patent laws or administrative patent office rules or changes in interpretations of patent laws in the United States and in other countries may diminish the value of our intellectual property or narrow the scope of our patent protection, or result in costly defensive measures.  In addition, some countries do not grant patent claims directed to methods of treating humans, and, in these countries, patent protection may not be available at all to protect our products or product candidates.

The cost of litigation to uphold the validity of patents to prevent infringement or to otherwise protect or enforce our proprietary rights could be substantial and, from time to time, our patents are subject to opposition proceedings. Some of our competitors may be better able to sustain the costs of complex patent litigation because they may have substantially greater financial resources. Intellectual property lawsuits are expensive and unpredictable and would consume management's time and attention and other resources, even if the outcome were successful. In addition, there is a risk that a court would decide that our patents are not valid, are unenforceable, or must be interpreted narrowly and that we do not have the right to stop another party from using the inventions covered by or incorporating them. There is also a risk that, even if the validity of a patent were upheld, a court would refuse to stop the other party from using the invention(s), including on the grounds that its activities do not infringe the patent. If any of these events were to occur, our business, financial condition, operating results and cash flows could be materially and adversely affected.

Our collaborators and licensors may not adequately protect our intellectual property rights. These third parties may have the first right to maintain or defend intellectual property rights in which we have an interest and, although we may have the right to assume the maintenance and defense of such intellectual property rights if these third parties do not do so, our ability to maintain and defend such intellectual property rights may be compromised by the acts or omissions of these third parties. For example, we license from Pfizer, Inc. an oligonucleotide adjuvant, CPG 7909, for use in our NuThrax anthrax vaccine product candidate.

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

As a result of patent infringement or other similar claims, or to avoid potential claims, we may choose or be required to seek a license from the third party and be required to pay license fees or royalties or both. These licenses may not be available on acceptable terms, or at all. Even if we were able to obtain a license, the rights may be non-exclusive, which could result in our competitors gaining access to the same intellectual property. Ultimately, we could be prevented from commercializing a product, or be forced to cease some aspect of our business operations. If, as a result of actual or threatened patent infringement claims, we are unable to enter into licenses on acceptable terms, if at all, or if an injunction is granted against us, these could materially harm our business, financial condition, operating results and cash flows.

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

We also rely upon unpatented proprietary technology, processes and know-how, particularly as to our proprietary manufacturing processes. Because we do not have patent protection for all of our current products, our only other intellectual property protection for products, other than trademarks, is confidentiality regarding our manufacturing capability and specialty know-how, such as techniques, processes and unique starting materials. However, these types of confidential information and trade secrets can be difficult to protect. We seek to protect this confidential information, in part, through agreements with our employees, consultants and third parties as well as confidentiality policies and audits, although these may not be successful in protecting our trade secrets and confidential information.

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

As of September 30, 2017, our total consolidated indebtedness was approximately $253 million, including approximately $250 million of obligations under our senior convertible notes due in 2021. Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the senior convertible notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

Our current indebtedness and any additional debt financing may restrict the operation of our business and limit the cash available for investment in our business operations.

In addition to our current debt, we recently entered into a five-year $200 million syndicated senior secured revolving credit facility that replaced our prior $100 million facility, which was scheduled to expire in December 2018. The senior secured credit facility also includes a $100 million accordion feature, which could expand total commitments to up to $300 million with an additional $100 million in revolver or incremental term loans, at our option, subject to certain conditions and requirements under the credit agreement. We may also seek additional debt financing to support our ongoing activities or to provide additional financial flexibility. Debt financing could have significant adverse consequences for our business, including:

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

As of September 30, 2017, we had approximately $341.0 million of cash and cash equivalents. Our future capital requirements will depend on many factors, including, among others:

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

If our capital resources are insufficient to meet our future capital requirements, we will need to finance our cash needs through public or private equity or debt offerings, bank loans or collaboration and licensing arrangements. In May 2015, we filed an automatic shelf registration statement, which immediately became effective under SEC rules. For so long as we continue to satisfy the requirements to be deemed a "well-known seasoned issuer" under SEC rules, this shelf registration statement, effective until May 2018, allows us to issue an unrestricted amount of equity, debt and certain other types of securities through one or more future primary or secondary offerings. If we do not file a new shelf registration statement prior to May 2018, the existing shelf registration statement will expire and we will not be able to publicly raise capital or issue debt until a new registration statement is filed and becomes effective. There can be no assurance that we will be eligible to file an automatically effective shelf registration statement at a future date when we may need to raise funds publicly.

 If we raise funds by issuing equity securities, our stockholders may experience dilution. Public or bank debt financing, if available, may involve agreements that include covenants, like those contained in our senior secured revolving credit facility, limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, pursuing acquisition opportunities or declaring dividends. If we raise funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish valuable rights to our technologies or product candidates or grant licenses on terms that may not be favorable to us. We are not restricted under the terms of the indenture governing our senior convertible notes from incurring additional debt, securing existing or future debt, recapitalizing our debt or taking a number of other actions that could have the effect of diminishing our ability to make payments on our indebtedness. However, our senior secured credit facility restricts our ability to incur additional indebtedness, including secured indebtedness.

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

THE SPIN-OFF OF OUR BIOSCIENCES BUSINESS

If the spin-off distribution on August 1, 2016 of all of the outstanding shares of Aptevo Therapeutics Inc. common stock to our stockholders does not qualify as a tax-free transaction for U.S. federal income tax purposes, we and our stockholders could be subject to significant tax liabilities.

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

One measure of protection against such lawsuits is coverage under the Public Readiness and Emergency Preparedness Act, or PREP Act, which was signed into law in December 2005. The PREP Act creates liability protection for manufacturers of biodefense countermeasures when the Secretary of HHS issues a declaration for their manufacture, administration or use. A PREP Act declaration is meant to provide liability protection from all claims under federal or state law for loss arising out of the administration or use of a covered countermeasure under a government contract. The Secretary of HHS has issued PREP Act declarations identifying certain of our products, namely BioThrax, ACAM2000, raxibacumab, BAT, Anthrasil and VIGIV, as covered countermeasures. These declarations expire in 2022. Manufacturers are not entitled to protection under the PREP Act in cases of willful misconduct. We cannot predict whether the Secretary of HHS will renew the declarations when they expire, whether Congress will fund the relevant PREP Act compensation programs, or whether the necessary prerequisites for immunity would be triggered with respect to our products or product candidates.

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

The amount of insurance that we currently hold may not be adequate to cover all liabilities that may occur. Further product liability insurance may be difficult and expensive to obtain. We may not be able to maintain insurance coverage at a reasonable cost and we may not be able to obtain insurance coverage that will be adequate to satisfy all potential liabilities. For example, we may not have sufficient insurance against potential liabilities associated with a possible large scale deployment of BioThrax as a countermeasure to a bioterrorism threat. We rely on PREP Act protection for BioThrax, raxibacumab, ACAM2000, BAT, Anthrasil and VIGIV, and SAFETY Act protection for BioThrax and RSDL in addition to our insurance coverage to help mitigate our product liability exposure for these products. Claims or losses in excess of our product liability insurance coverage could have a material adverse effect on our business, financial condition and results of operations.

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

We regularly review and update our internal controls and disclosure controls and procedures. In addition, we are required under the Sarbanes-Oxley Act of 2002 to report annually on our internal control over financial reporting. Our system of internal controls, however well-designed, can provide only reasonable, not absolute, assurances that the objectives of the system are met. If we, or our independent registered public accounting firm, determine that our internal controls over financial reporting are not effective, or we discover areas that need improvement in the future, these shortcomings could have an adverse effect on our business and financial reporting, and the trading price of our common stock could be negatively affected.

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

Mr. El-Hibri has the ability to significantly influence the election of the members of our Board of Directors due to his substantial beneficial ownership of our common stock. As of October 27, 2017, Mr. El-Hibri was the beneficial owner of approximately 13% of our outstanding common stock. As a result, Mr. El-Hibri could exercise substantial influence over all corporate actions requiring board or stockholder approval, including a change of control, or any amendment of our certificate of incorporation or by-laws. The control by Mr. El-Hibri may prevent other stockholders from influencing significant corporate decisions. In addition, Mr. El-Hibri's significant beneficial ownership of our shares could present the potential for a conflict of interest.

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

Our Board of Directors may implement a new stockholder rights plan without stockholder approval, which could prevent a change in control of us in instances in which some stockholders may believe a change in control is in their best interests.

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

Our Board of Directors may implement a new stockholder rights plan, which may have anti-takeover effects, potentially preventing a change in control of us in instances in which some stockholders may believe a change in control is in their best interests. This could cause substantial dilution to a person or group that attempts to acquire us on terms that our Board of Directors does not believe are in our best interests or those of our stockholders and may discourage, delay or prevent a merger or acquisition that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares.

Our stock price is volatile and purchasers of our common stock could incur substantial losses.

Our stock price has been, and is likely to continue to be, volatile. The market price of our common stock could fluctuate significantly for many reasons, including in response to the risks described in this "Risk Factors" section, or for reasons unrelated to our operations, such as reports by industry analysts, investor perceptions or negative announcements by our customers, competitors or suppliers regarding their own performance, as well as industry conditions and general financial, economic and political instability. From November 15, 2006, when our common stock first began trading on the New York Stock Exchange, through October 27, 2017, our common stock has traded as high as $44.38 per share and as low as $4.40 per share. The stock market in general as well as the market for biopharmaceutical companies in particular has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price of our common stock may be influenced by many factors, including, among others:

▪	contracts, decisions and procurement policies by the U.S. government affecting BioThrax and our other products and product candidates;
▪	the success of competitive products or technologies;
▪	results of clinical and non-clinical trials of our product candidates;
▪	announcements of acquisitions, financings or other transactions by us;
▪	litigation or legal proceedings;
▪	public concern as to the safety of our products;
▪	termination or delay of a development program;
▪	the recruitment or departure of key personnel;
▪	variations in our product revenue and profitability; and
▪	the other factors described in this "Risk Factors" section.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales or the perception in the market that the holders of a large number of shares intend to sell shares could reduce the market price of our common stock. Moreover, holders of an aggregate of approximately 6 million shares of our common stock outstanding as of October 27, 2017, have the right to require us to register these shares of common stock under specified circumstances. In May 2015, we filed an automatic shelf registration statement, which immediately became effective under SEC rules. For so long as we continue to satisfy the requirements to be deemed a "well-known seasoned issuer" under SEC rules, this shelf registration statement, effective until May 2018, would provide for a secondary offering of these shares from time to time.

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

Date: November 3, 2017

By: /s/ROBERT G. KRAMER, SR.
Robert G. Kramer, Sr.
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Date: November 3, 2017

EXHIBIT INDEX

Exhibit Number	Description
2.1††
Asset Purchase Agreement, dated July 14, 2017, among Sanofi Pasteur Biologics, LLC, Acambis Research Ltd. and Emergent BioSolutions Inc. (incorporated by reference to Exhibit 2 to the Company's Current Report on Form 8-K, filed on July 14, 2017).

2.2††
Asset Purchase Agreement, dated July 19, 2017, among GlaxoSmithKline LLC,  Human Genome Sciences, Inc., and Emergent BioSolutions Inc. (incorporated by reference to Exhibit 2 to the Company's Current Report on Form 8-K, filed on October 3, 2017).

10.1
Credit Agreement, dated September 29, 2017, among Emergent BioSolutions Inc., the lenders party thereto from time to time, and Wells Fargo Bank, National Association, as the Administrative Agent (incorporated by reference to Exhibit 10 to the Company's Current Report on Form 8-K, filed on October 2, 2017).

10.2# ††
Modification No. 5, effective September 8, 2017, to the Solicitation/Contract/Order for Commercial Items (the "CDC BioThrax Procurement Contract"), effective December 8, 2016, from the Centers for Disease Control and Prevention to Emergent Biodefense Operations Lansing LLC.

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

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language):
(i) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2017 and 2016;
(ii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2017 and 2016;
(iii) Condensed Consolidated Balance Sheets at September 30, 2017 and December 31, 2016;
(iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016; and
(v) Notes to Consolidated Financial Statements.

# Filed herewith.
†† Confidential treatment requested by the Securities and Exchange Commission as to certain portions. Confidential materials omitted and filed separately with the Securities and Exchange Commission.