Form 10-Q
period 2018-06-30
Emergent BioSolutions Inc.
filed 2018-08-03
CIK 1367644

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of July 27, 2018, the registrant had 50,019,935 shares of common stock outstanding.

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

▪	our ability and the ability of our contractors and suppliers to maintain compliance with current good manufacturing practices and other regulatory obligations;
▪	the results of regulatory inspections;
▪	the operating and financial restrictions placed on us and our subsidiaries under our senior secured credit facility;
▪	the outcome of the class action lawsuit;
▪	our ability to obtain and maintain regulatory approvals for our product candidates and the timing of any such approvals;
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

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Emergent BioSolutions Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	June 30, 2018	December 31, 2017
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$190,237	$178,292
Restricted cash	1,043	1,043
Accounts receivable	189,489	143,653
Inventories	139,373	142,812
Income tax receivable, net	-	2,432
Prepaid expenses and other current assets	21,166	17,157
Total current assets	541,308	485,389

Property, plant and equipment, net	419,157	407,210
Intangible assets, net	111,773	119,597
Goodwill	49,130	49,130
Deferred tax assets, net	12,654	2,834
Other assets	4,869	6,046
Total assets	$1,138,891	$1,070,206

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$41,629	$41,751
Accrued expenses and other current liabilities	10,552	4,831
Accrued compensation	29,259	37,882
Contingent consideration, current portion	2,852	2,372
Income taxes payable, net	2,771	-
Deferred revenue, current portion	9,750	13,232
Total current liabilities	96,813	100,068

Contingent consideration, net of current portion	9,839	9,902
Long-term indebtedness	13,482	13,457
Income taxes payable	12,500	12,500
Deferred revenue, net of current portion	63,255	17,259
Other liabilities	4,656	4,675
Total liabilities	200,545	157,861

Stockholders' equity:
Preferred stock, $0.001 par value; 15,000,000 shares authorized, 0 shares issued and outstanding at both June 30, 2018 and December 31, 2017	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized, 51,231,814 shares issued and 50,014,528 shares outstanding at June 30, 2018; 50,619,808 shares issued and 49,405,365 shares outstanding at December 31, 2017	51	50
Treasury stock, at cost, 1,217,286 and 1,214,443 common shares at June 30, 2018 and December 31, 2017, respectively	(39,642)	(39,497)
Additional paid-in capital	632,569	618,416
Accumulated other comprehensive loss	(4,415)	(3,698)
Retained earnings	349,783	337,074
Total stockholders' equity	938,346	912,345
Total liabilities and stockholders' equity	$1,138,891	$1,070,206

The accompanying notes are an integral part of these condensed consolidated financial statements.

Emergent BioSolutions Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Unaudited)		(Unaudited)
Revenues:
Product sales	$180,075	$63,610	$255,846	$145,579
Contract manufacturing	23,613	16,160	49,791	33,788
Contracts and grants	16,512	21,002	32,377	38,263
Total revenues	220,200	100,772	338,014	217,630

Operating expenses:
Cost of product sales and contract manufacturing	89,173	34,624	147,217	80,946
Research and development	24,745	25,751	53,796	46,227
Selling, general and administrative	39,506	31,868	79,710	67,018
Income from operations	66,776	8,529	57,291	23,439

Other income (expense):
Interest income	306	583	528	956
Interest expense	(1,008)	(1,805)	(1,242)	(3,743)
Other expense, net	(253)	(586)	(179)	(286)
Total other expense, net	(955)	(1,808)	(893)	(3,073)

Income before provision for income taxes	65,821	6,721	56,398	20,366
Provision for income taxes	15,677	2,105	11,162	5,265
Net income	$50,144	$4,616	$45,236	$15,101

Net income per share - basic	$1.00	$0.11	$0.91	$0.37
Net income per share - diluted (1)	$0.98	$0.11	$0.89	$0.35

Weighted-average number of shares - basic	49,896,124	41,013,764	49,738,980	40,871,540
Weighted-average number of shares - diluted	51,162,909	50,078,594	51,039,195	49,899,291

(1) See "Earnings per share" footnote for details on calculation.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Emergent BioSolutions Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Unaudited)		(Unaudited)

Net income	$50,144	$4,616	$45,236	$15,101
Foreign currency translations, net of tax	$1,165	228	(717)	812
Comprehensive income	$51,309	$4,844	$44,519	$15,913

The accompanying notes are an integral part of these condensed consolidated financial statements.

Emergent BioSolutions Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:	(Unaudited)
Net income	$45,236	$15,101
Adjustments to reconcile to net cash provided by (used in) operating activities:
Stock-based compensation expense	11,709	8,018
Depreciation and amortization	24,713	20,097
Income taxes	8,475	4,951
Change in fair value of contingent consideration	1,674	433
Impairment of long-lived assets	263	-
Other	966	464
Changes in operating assets and liabilities:
Accounts receivable	(46,251)	36,160
Inventories	3,439	3,473
Income taxes	(3,239)	-
Prepaid expenses and other assets	(6,120)	276
Accounts payable	(4,394)	4,245
Accrued expenses and other liabilities	5,607	(4,386)
Accrued compensation	(8,621)	(10,194)
Deferred revenue	134	17,035
Net cash provided by operating activities	33,591	95,673
Cash flows from investing activities:
Purchases of property, plant and equipment and other	(25,217)	(29,605)
Proceeds from sale of assets	2,624	-
Net cash used in investing activities	(22,593)	(29,605)
Cash flows from financing activities:
Issuance of common stock upon exercise of stock options	8,465	4,605
Taxes paid on behalf of employees for equity activity	(6,020)	(4,059)
Payments of notes payable to Aptevo	-	(20,000)
Contingent consideration payments	(1,257)	(2,405)
Purchase of treasury stock	(145)	(83)
Net cash provided by (used in) financing activities	1,043	(21,942)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(96)	(12)

Net increase in cash, cash equivalents and restricted cash	11,945	44,114
Cash, cash equivalents and restricted cash at beginning of period (1)	179,335	271,513
Cash, cash equivalents and restricted cash at end of period (1)	$191,280	$315,627

(1) As of December 31, 2017 and June 30, 2018, the balance includes $1,043 of restricted cash.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Emergent BioSolutions Inc. and Subsidiaries
Condensed Consolidated Statement of Changes in Stockholders' Equity
(in thousands, except share and per share data)

	$0.001 Par Value Common Stock		Additional Paid-In	Treasury Stock		Accumulated Other Comprehensive	Retained	Total Stockholders'
	Shares	Amount	Capital	Shares	Amount	Loss	Earnings	Equity
Balance at December 31, 2017	50,619,808	$50	$618,416	(1,214,443)	$(39,497)	$(3,698)	$337,074	$912,345
Adoption of new accounting standard (ASC 606), net of tax	-	-	-	-	-	-	(32,527)	(32,527)
Balance at January 1, 2018	50,619,808	50	618,416	(1,214,443)	(39,497)	(3,698)	304,547	879,818
Employee equity plans activity	612,006	1	14,153	-	-	-	-	14,154
Treasury stock	-	-	-	(2,843)	(145)	-	-	(145)
Net income	-	-	-	-	-	-	45,236	45,236
Foreign currency translation, net of tax	-	-	-	-	-	(717)	-	(717)
Balance at June 30, 2018	51,231,814	$51	$632,569	(1,217,286)	$(39,642)	$(4,415)	$349,783	$938,346

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

In the opinion of the Company's management, any adjustments contained in the accompanying unaudited condensed consolidated financial statements are of a normal recurring nature and are necessary to present fairly the financial position of the Company as of June 30, 2018. Interim results are not necessarily indicative of results that may be expected for any other interim period or for an entire year.

Significant accounting policies

During the six months ended June 30, 2018, there have been no significant changes to the Company's summary of significant accounting policies contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC, except for the new revenue recognition standard the Company adopted effective January 1, 2018. See Note 2. "Revenue recognition" for further details.

Recently issued accounting standards

ASU No. 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-based Payment Accounting

In June 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-based Payment Accounting ("ASU No. 2018-07"). ASU No. 2018-07 expands the scope of Topic 718 to include share-based payments issued to nonemployees for goods and services. ASU No. 2018-07 is intended to reduce cost and complexity and to improve financial reporting for share-based payments issued to nonemployees (for example, service providers, external legal counsel, suppliers, etc.). The standard will be effective after December 15, 2018 for the Company, with early adoption permitted, but no earlier than the Company's adoption date of Topic 606. The Company early adopted the new standard effective April 1, 2018. The adoption of this standard did not have a material impact on the Company's condensed consolidated financial statements.

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

ASU 2016-18, Restricted Cash (Topic 230): Statement of Cash Flows

In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash (Topic 230): Statement of Cash Flows ("ASU No. 2016-18"). ASU No. 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Restricted cash and restricted cash equivalents will be included with cash and cash equivalents when reconciling the beginning of period and end of period balances on the statement of cash flows upon adoption of this standard. The Company adopted the new standard effective January 1, 2018. Restricted cash primarily consists of collateralized cash for a standby letter of credit and guarantee arrangement with a bank.

ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments ("ASU No. 2016-15").  ASU No. 2016-15 eliminates the diversity in practice related to the classification of certain cash receipts and payments for debt prepayments or extinguishment costs, the maturing of a zero-coupon bond, the settlement of contingent liabilities arising from a business combination, proceeds from insurance settlements, distributions from certain equity method investees and beneficial interests obtained in a financial asset securitization. ASU No. 2016-15 designates the appropriate cash flow classification, including requirements to allocate certain components of these cash receipts and payments among operating, investing and financing activities. The Company adopted the new standard effective January 1, 2018 and has determined the impact of ASU No. 2016-15 on its condensed consolidated financial statements will be related to the settlement of contingent liabilities arising from a business combination.

ASU 2016-02, Leases (Topic 842)

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) ("ASU No. 2016-02"). ASU No. 2016-02 increases transparency and comparability among organizations by requiring the recognition of lease assets and lease liabilities on the balance sheet and disclosure of key information about leasing arrangements for both lessees and lessors. The standard will be effective January 1, 2019 for the Company, with early adoption permitted. The standard will be applied using a modified retrospective approach to the beginning of the earliest period presented in the financial statements. The Company's implementation efforts are primarily focused on the review of its existing lease contracts, identification of other contracts that may fall under the scope of the new guidance and performing a gap analysis on the current state of lease-related activities compared with the future state of lease-related activities. The Company has identified the lease agreements that will be impacted by the new standard and is currently evaluating the overall impact on its condensed consolidated financial statements and related disclosures.

There are no other recently issued accounting pronouncements that are expected to have a material impact on the Company's financial position, results of operations or cash flows.

2.  Revenue recognition

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU No. 2014-09"). ASU No. 2014-09 (known as ASC 606) supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, as well as most industry-specific guidance, and significantly enhances comparability of revenue recognition practices across entities and industries by providing a principles-based, comprehensive framework for addressing revenue recognition issues. In order for a provider of promised goods or services to recognize as revenue the consideration that it expects to receive in exchange for the promised goods or services, the provider should apply the following five steps: (1) identify the contract with a customer(s); (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU No. 2014-09 also specifies the accounting for some costs to obtain or fulfill a contract with a customer and provides enhanced disclosure requirements. The Company adopted the requirements of the new standard as of January 1, 2018 using the modified retrospective method. The modified retrospective method requires companies to recognize the cumulative effect of initially applying the new standard as an adjustment to opening retained earnings.

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

Once the performance obligations in the contract have been identified, the Company estimates the transaction price of the contract. The estimate includes amounts that are fixed as well as those that can vary based on expected outcomes of the activities or contractual terms. The Company's variable consideration primarily includes consideration transferred under its development contracts with the U.S. government as consideration received can vary based on developmental progression of the product candidate(s). When a contract's transaction price includes variable consideration, the Company evaluates the estimate of the variable consideration to determine whether the estimate needs to be constrained; therefore, the Company includes the variable consideration in the transaction price only to the extent that it is probable that a significant reversal of the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Variable consideration estimates are updated at each reporting date. There were no constraints or material changes to the Company's variable consideration estimates as of or during the six months ended June 30, 2018.

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

The Company derives revenues primarily from the sale of its marketed medical countermeasures ("MCMs") products and contract revenues associated with development of its MCMs. The primary customer for the Company's MCM products and the development of the Company's MCM product candidate portfolio is the U.S. government. The Company's contracts for the sale of its MCM products generally have single performance obligation. Certain product sales contracts with the U.S. government include multiple performance obligations, which generally include the marketed product, stability testing associated with that product, expiry extensions and plasma collection. The Company's development contracts for its MCM product candidates generally are cost plus fixed fee arrangements, which the Company treats a single performance obligation with variable consideration. The U.S. government contracts for the sale and development of the Company's MCM products and product candidates are normally multi-year contracts.

In addition, the Company performs contract manufacturing services for third parties, which includes pharmaceutical product process development, manufacturing and filling services for injectable and other sterile products, inclusive of process design, technical transfer, manufacturing validations, laboratory analytical development support, aseptic filling, lyophilization, final packaging and accelerated and ongoing stability studies. These contracts generally include a single performance obligation with a duration that is less than one-year.

The Company finalized the review of its portfolio of revenue contracts that were not complete as of the adoption date and made its determination of its revenue streams as well as completed extensive contract specific reviews to determine the impact of the new standard on its historical and prospective revenue recognition. Because many of the Company's contracts with customers have unique contract terms, the Company reviewed all of its non-standard agreements in order to determine the effect of adoption.

The Company determined its Centers for Innovation in Advanced Development and Manufacturing ("CIADM") contract with the Biomedical Advanced Research and Development Authority ("BARDA") will have a material change in revenue recognition under the new guidance. Under ASC 606, the Company determined that there is one performance obligation to provide ongoing manufacturing capability to the U.S. government and will recognize the consideration received in the base period on a straight-line basis over a 24-year period as the capability being created during the base period of the contract is being provided to the customer over both the base period contract term as well as 17 additional option periods. In addition, the Company determined the CIADM contract includes a significant financing component which is included in the transaction price. The Company calculated the financing component using an interest rate the Company had on its other debt obligations at inception of the contract. Prior to the adoption of ASC 606, the Company recognized revenue under the CIADM contract on a straight-line basis, based upon its estimate of the total payments to be received under the contract. The Company analyzed the estimated payments to be received on a quarterly basis to determine if an adjustment to revenue was required. As a result of the adoption of ASC 606, as of January 1, 2018, there was an increase in the deferred revenue liability of $42.4 million and an increase in deferred tax assets of $9.9 million with an offsetting reduction to retained earnings of $32.5 million.

The Company considers accounts receivables and deferred costs associated with revenue generating contracts, that are not included in inventory or property, plant and equipment, as contract assets. As of June 30, 2018 and December 31, 2017, the Company had $189.5 million and $143.7 million, respectively, in contract assets associated with accounts receivable which is included in accounts receivable on the company's condensed consolidated balance sheets. As of June 30, 2018 and December 31, 2017, the Company had contract assets associated with deferred costs of $3.4 million and $2.9 million, respectively, which is included in prepaid and other current assets on the Company's condensed consolidated balance sheets.

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

(in thousands)
Balance at December 31, 2017	$30,491
Adoption of new accounting standard (ASC 606)	42,379
Balance at January 1, 2018	72,870
Deferral of revenue	15,478
Recognition of revenue included in beginning of year contract liability	(15,343)
Balance at June 30, 2018	$73,005

We operate in one business segment. Therefore, results of our operations are reported on a consolidated basis for purposes of segment reporting, consistent with internal management reporting. For the three and six months ended June 30, 2018, there was a nominal difference between revenues recognized under ASC 606 and revenues recognized based on the prior revenue recognition guidance for the same period. For the three and six months ended June 30, 2018, the Company's revenues disaggregated by the major sources was as follows:

(in thousands)	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	U.S	Non-U.S.		U.S	Non-U.S.
	Government	Government	Total	Government	Government	Total

Product sales	$169,897	$10,178	$180,075	$235,922	$19,924	$255,846
Contract manufacturing	-	23,613	23,613	-	49,791	49,791
Contracts and grants	15,250	1,262	16,512	30,055	2,322	32,377
Total revenues	$185,147	$35,053	$220,200	$265,977	$72,037	$338,014

As of June 30, 2018, the Company had expected future revenues associated with performance obligations that have not been satisfied of approximately $630 million. The Company expects to recognize a majority of its revenues within the next 24 months with the remainder recognized thereafter. However, the amount and timing of recognition of revenue for unsatisfied performance obligations can materially change due to timing of funding appropriations from the U.S. government and the overall success of the Company's development activities associated with its MCM product candidates. In addition, the amount of future revenues associated with unsatisfied performance obligations excludes the value associated with unexercised option periods in the Company's contracts (which are not performance obligations as of June 30, 2018).

3. Acquisitions

Acquisition of ACAM2000 business

On October 6, 2017, the Company completed the acquisition of the ACAM2000® (Smallpox (Vaccinia) Vaccine, Live) business of Sanofi Pasteur Biologics, LLC ("Sanofi"). This acquisition included ACAM2000, the only smallpox vaccine licensed by the FDA, a current good manufacturing practices ("cGMP") live viral manufacturing facility and office and warehouse space, both in Canton, Massachusetts, and a cGMP viral fill/finish facility in Rockville, Maryland. With this acquisition, the Company also acquired an existing 10-year contract with the Centers for Disease Control and Prevention ("CDC"), which under the terms expired in March 2018. This contract had a stated value of up to $425 million, with a remaining contract value of up to approximately $160 million as of the acquisition date, for the delivery of ACAM2000 to the U.S. Strategic National Stockpile ("SNS") and the establishment of U.S.-based manufacturing of ACAM2000. This acquisition added to the Company's product portfolio and expanded the Company's manufacturing capabilities.

At the closing, the Company paid $97.5 million in an upfront payment and $20 million in milestone payments earned as of the closing date tied to the achievement of certain regulatory and manufacturing-related milestones, for a total payment in cash of $117.5 million. The agreement included an additional milestone payment of up to $7.5 million upon achievement of a regulatory milestone, which was achieved in November 2017. The $7.5 million milestone payment was made during the fourth quarter of 2017. This transaction was accounted for by the Company under the acquisition method of accounting, with the Company as the acquirer. Under the acquisition method of accounting, the assets and liabilities of the ACAM2000 business were preliminarily recorded as of October 6, 2017, the acquisition date, at their respective fair values, and combined with those of the Company.

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

The table below summarizes the preliminary allocation of the purchase price based upon estimated fair values of assets acquired at October 6, 2017. The Company did not assume any liabilities in the acquisition. This preliminary allocation is based upon the finalization of valuation reports and as management gathers additional information on the acquired assets.

(in thousands)
Fair value of tangible assets acquired:
Inventory	$74,876
Property, plant and equipment	19,995
Total fair value of tangible assets acquired	94,871

Acquired intangible asset	16,700
Goodwill	8,129
Total purchase price	$119,700

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

The Company determined the fair value of the inventory using the probability adjusted comparative sales method, which estimates the expected sales price reduced for all costs expected to be incurred to complete and dispose of the inventory with a profit on those costs.

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

4. Fair value measurements

Contingent consideration consists of liabilities measured at fair value on a recurring basis. For the three and six months ended June 30, 2018, the contingent purchase consideration obligations associated with RSDL increased by $0.7 million and $1.6 million, respectively. During the three and six months ended June 30, 2017, the contingent purchase consideration obligations associated with RSDL increased by $0.2 million and $0.5 million, respectively. The changes in the fair value of the RSDL contingent consideration obligations are primarily due to the expected amount and timing of future net sales, which are inputs that have no observable market (Level 3). These changes are classified in the Company's statement of operations as cost of product sales and contract manufacturing.

The following table is a reconciliation of the beginning and ending balance of the liabilities, consisting only of contingent consideration, measured at fair value, using significant unobservable inputs (Level 3) during the six months ended June 30, 2018.

(in thousands)
Balance at December 31, 2017	$12,274
Expense included in earnings	1,674
Settlements	(1,257)
Balance at June 30, 2018	$12,691

Separate disclosure is required for assets and liabilities measured at fair value on a recurring basis from those measured at fair value on a non-recurring basis. As of June 30, 2018 and 2017 and for the quarters then ended, the Company had no significant assets or liabilities that were measured at fair value on a non-recurring basis.

5. Inventories

Inventories consisted of the following:

	June 30,	December 31,
(in thousands)	2018	2017
Raw materials and supplies	$34,426	$36,069
Work-in-process	79,546	76,610
Finished goods	25,401	30,133
Total inventories	$139,373	$142,812

6. Property, plant and equipment

Property, plant and equipment consisted of the following:

	June 30,	December 31,
(in thousands)	2018	2017
Land and improvements	$21,848	$21,843
Buildings, building improvements and leasehold improvements	159,264	160,005
Furniture and equipment	213,445	206,819
Software	52,343	50,829
Construction-in-progress	124,832	100,088
Property, plant and equipment, gross	571,732	539,584
Less: Accumulated depreciation and amortization	(152,575)	(132,374)
Total property, plant and equipment, net	$419,157	$407,210

In the table presented above, as of June 30, 2018 and December 31, 2017, construction-in-progress primarily includes costs related to construction of the Company's CIADM facility.

7. Intangible assets

 During the three months ended June 30, 2018 and 2017, the Company recorded amortization expense for intangible assets of $3.9 million and $1.6 million, respectively. During the six months ended June 30, 2018 and 2017, the Company recorded amortization expense for intangible assets of $7.8 million and $3.1 million, respectively. Amortization expense has been recorded in operating expenses, specifically selling, general and administrative and cost of product sales and contract manufacturing. As of June 30, 2018, the weighted average amortization period remaining for intangible assets was 8.3 years.

8.  Equity

During the six months ended June 30, 2018, the Company granted 0.4 million shares of stock options and 0.4 million shares of restricted stock units under the Fourth Amended and Restated Emergent BioSolutions Inc. 2006 Stock Incentive Plan (the "Plan"). The grants vest over three equal annual installments beginning on the day prior to the anniversary of the grant date. On May 24, 2018, the Company's stockholders approved an increase in the number of shares issuable under the Plan by 3.0 million shares, to a total of 21.9 million shares, and extended the plan term to May 23, 2028.

9. Income taxes

The estimated effective annual tax rate for the Company, which excludes discrete adjustments, was 25% and 31% for the six months ended June 30, 2018 and 2017, respectively. The decrease in the estimated effective annual tax rate is primarily due to the impact of the Tax Reform Act enacted on December 22, 2017 which reduced the U.S. federal corporate income tax rate from 35% to 21%, offset by state taxes, non-deductible expenses, international provisions from the U.S. tax reform and the impact of a change in the Company's jurisdictional mix of earnings. For the six months ended June 30, 2018 and 2017, the Company recorded a discrete tax benefit primarily associated with equity awards activity of $3.2 million and $1.1 million, respectively.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act. For the six months ended June 30, 2018, the Company did not change the provisional estimates recognized in 2017. Additional work is necessary for a more detailed analysis of the Company's deferred tax assets and liabilities and its historical foreign earnings as well as potential correlative adjustments. Any adjustment to these amounts will be recorded to current tax expense in the quarter of 2018 when the analysis is complete.

10. Purchase commitments

During the first quarter of 2018, the Company entered into a three year contract with Norwood Laboratories Inc. ("Norwood") to purchase approximately $12.0 million of raw materials related to the Company's RSDL product. As of June 30, 2018, the Company had not purchased any materials under this commitment.

11. Earnings per share

The following table presents the calculation of basic and diluted net income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2018	2017	2018	2017
Numerator:
Net income	$50,144	$4,616	$45,236	$15,101
Interest expense on convertible debt, net of tax	-	835	-	1,742
Amortization of convertible debt issuance costs, net of tax	-	195	-	391
Net income, adjusted	$50,144	$5,646	$45,236	$17,234

Denominator:
Weighted-average number of shares—basic	49,896,124	41,013,764	49,738,980	40,871,540
Dilutive securities—equity awards	1,266,785	968,354	1,300,215	931,263
Dilutive securities—convertible debt	-	8,096,476	-	8,096,488
Weighted-average number of shares—diluted	51,162,909	50,078,594	51,039,195	49,899,291

Net income per share - basic	$1.00	$0.11	$0.91	$0.37
Net income per share - diluted	$0.98	$0.11	$0.89	$0.35

For the three and six months ended June 30, 2018 and 2017, basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.

For the three and six months ended June 30, 2018, diluted earnings per share was computed using the "treasury method" by dividing the net income by the weighted average number of shares of common stock outstanding during the period. The weighted average number of shares is adjusted for the potential dilutive effect of the exercise of stock options, and the vesting of restricted stock units and performance stock units.

For the three and six months ended June 30, 2017, diluted earnings per share is computed using the "if-converted" method by dividing the net income adjusted for interest expense and amortization of debt issuance cost, both net of tax, associated with the 2.875% Convertible Senior Notes due 2021 (the "Notes") by the weighted average number of shares of common stock outstanding during the period. The weighted average number of shares is adjusted for the potential dilutive effect of the exercise of stock options; and the vesting of restricted stock units and performance stock units along with the assumption of the conversion of the Notes, at the beginning of the period.

For the three and six months ended June 30, 2018, there were no stock options excluded from the calculation of diluted earnings per share. For the three and six months ended June 30, 2017, approximately 0.4 million stock options were excluded from the calculation of diluted earnings per share due to the fact that the exercise prices were in excess of the average per share closing price during the period.

12. Litigation

On July 19, 2016, Plaintiff William Sponn ("Sponn"), filed a putative class action complaint in the United States District Court for the District of Maryland on behalf of purchasers of the Company's common stock between January 11, 2016 and June 21, 2016, inclusive (the "Class Period"), seeking to pursue remedies under the Securities Exchange Act of 1934 against the Company and certain of its senior officers and directors, collectively, the Defendants. The complaint alleges, among other things, that the Company made materially false and misleading statements about the government's demand for BioThrax and expectations that the Company's five-year exclusive procurement contract with HHS would be renewed and omitted certain material facts. Sponn is seeking unspecified damages, including legal costs. On October 25, 2016, the Court added City of Cape Coral Municipal Firefighters' Retirement Plan and City of Sunrise Police Officers' Retirement Plan as plaintiffs and appointed them Lead Plaintiffs and Robins Geller Rudman & Dowd LLP as Lead Counsel. On December 27, 2016, the Plaintiffs filed an amended complaint that cites the same class period, names the same defendants and makes similar allegations to the original complaint. The Company filed a Motion to Dismiss on February 27, 2017. The Plaintiffs filed an opposition brief on April 28, 2017. The Company's Motion to Dismiss was heard and denied on July 6, 2017. The Company filed its answer on July 28, 2017. The parties are currently in the process of exchanging discovery. The Plaintiffs filed an amended motion for class certification and appointment of Sponn and Geoffrey L. Flagstad as lead plaintiffs on December 20, 2017. A hearing on that motion was heard on May 2, 2018. On June 8, 2018 the Court granted class certification with a shortened class period, May 5, 2016 to June 21, 2016. The Defendants believe that the allegations in the complaint are without merit and intend to defend themselves vigorously against those claims. As of the date of this filing, the range of potential loss cannot be determined or estimated.

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

Overview

We are a global life sciences company focused on providing specialty products for civilian and military populations that address accidental, intentional and naturally occurring public health threats, or PHTs. Within the category of our specialty products, we are focused on developing, manufacturing and commercializing medical countermeasures, or MCMs, that address PHTs. The PHTs that we address fall into two categories: Chemical, Biological, Radiological, Nuclear and Explosives, or CBRNE; and emerging infectious diseases, or EID. We have a portfolio of eight products through which we generate our product sales revenue, which accounts for a majority of our total revenue, a fully-integrated portfolio of contract manufacturing services, and a research and development pipeline of various investigational stage product candidates. The U.S. government is the primary purchaser of our products and provides us with substantial funding for the development of many of our product candidates. Our development pipeline consists of a diversified mix of both pre-clinical- and clinical-stage candidates.

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

Our lead investigational stage MCM product candidates, many of which are under an active development contract with significant funding from the U.S. government, are:

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

Highlights and Business Accomplishments for 2018

In June 2018, we announced a planned $50 million expansion to our Camden fill/finish facility located in Baltimore, Maryland. The multi-year expansion is expected to be completed in 2021 and will increase our contract development and manufacturing capability and capacity.

In May 2018, the Coalition for Epidemic Preparedness Innovations, or CEPI, announced a collaboration with us and Profectus BioSciences, Inc., or Profectus, under which the parties will receive up to $25 million to advance the development and manufacture of a vaccine against the Nipah virus, or NiV, a bat-borne virus that can spread to both humans and livestock. We, through a separate agreement with Profectus, have an exclusive option to license and assume control of development activities for the NiV vaccine from Profectus. NiV and Hendra virus, or HeV, are closely related Paramyxoviruses that cause respiratory and encephalitis disease in a variety of animal hosts and in humans. There is currently no approved vaccine or therapeutic against either NiV or HeV.

In April 2018, we announced the successful completion of the Mutual Recognition Procedure, or MRP, for market authorization of BioThrax® in five Concerned Member States, or CMS, within the European Union, or EU, consisting of Italy, the Netherlands, Poland, the U.K., and France (where it will be marketed as BaciThrax™). We filed the mutual recognition application based on the existing Marketing Authorization of BioThrax in Germany granted by the Paul-Ehrlich-Institut. Following the positive MRP outcome, national licenses were issued by four out of the five CMS countries.

In February 2018, we announced a contract award by the Centers for Disease Control and Prevention, or CDC, valued at $26 million over 12 months, for the continued supply of VIGIV into the U.S. Strategic National Stockpile, or SNS. VIGIV is the only therapeutic licensed by the FDA for the treatment of complications due to smallpox vaccination. Under the contract, we will conduct manufacturing runs, collect plasma for future manufacturing, and undertake additional activities in support of maintaining FDA licensure of VIGIV. VIGIV was developed on our hyperimmune platform, on which several marketed antibody therapeutics have been licensed, including Anthrasil®. This contract will continue the CDC's commitment to VIGIV, which was licensed in the U.S. by the FDA in 2005 and in Canada by Health Canada in 2007.

In February 2018, we, together with Valneva SE, or Valneva, announced the initiation of a Phase 1 clinical trial in the U.S. to evaluate the safety and immunogenicity of VLA1601, Valneva's vaccine candidate against Zika virus. Initial data from the trial are expected to be available in late 2018 or early 2019. Upon availability of Phase 1 data, we will have the option to continue the development and commercialization of a Zika vaccine under our worldwide exclusive license agreement with Valneva for a milestone payment of €5 million. The agreement provides Valneva potential additional milestone payments of up to €44 million related to product development, approval, commercialization, and product sales, future royalties on annual net sales, and the right, prior to a Phase 3 clinical trial, to negotiate for exclusive commercialization rights in Europe.

Financial Operations Overview

Revenues

We have derived a majority of our historical product sales revenues from BioThrax sales to the U.S. government. We are a party to a contract with the CDC, an operating division of the U.S. Department of Health and Human Services, or HHS, valued at up to $911 million, to supply approximately 29.4 million doses of BioThrax to the SNS through September 2021. We are focused on increasing the sales of our marketed MCMs to U.S. government customers, as well as on expanding the market for our MCM product portfolio to other customers domestically and internationally.

We have received contract and grant funding from the Biomedical Advanced Research and Development Authority, or BARDA, Department of Defense, or DoD, the CDC, the Defense Threat Reduction Agency, or DTRA, and the National Institute of Allergy and Infectious Diseases, or NIAID, for the following development programs:

Development Programs	Funding Source	Award Date	Performance Period
Anthrasil	BARDA	09/2005	09/2005 — 04/2021
	BARDA	09/2013	09/2013 — 09/2018
Auto-injector platform	DoD	07/2017	07/2017 — 06/2022
BAT	BARDA	05/2006	05/2006 — 12/2027
CIADM	BARDA	06/2012	06/2012 — 06/2037
GC-072	DTRA	08/2014	08/2014 — 08/2019
NuThrax	NIAID	08/2014	08/2014 — 01/2020
	BARDA	03/2015	03/2015 — 10/2018
	BARDA	09/2016	09/2016 — 09/2021
SIAN	BARDA	09/2017	09/2017 — 09/2022
UV-4B	NIAID	09/2011	09/2011 — 09/2018
VIGIV	CDC	02/2018	02/2018 — 02/2019

Critical Accounting Policies and Estimates

During the six months ended June 30, 2018, there have been no significant changes to our Critical Accounting Policies and Estimates contained in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the Securities and Exchange Commission, except for the adoption of the new revenue recognition standard.

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers (Topic 606), or ASU No. 2014-09. ASU No. 2014-09 supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, as well as most industry-specific guidance, and significantly enhances comparability of revenue recognition practices across entities and industries by providing a principles-based, comprehensive framework for addressing revenue recognition issues. In order for a provider of promised goods or services to recognize as revenue the consideration that we expect to receive in exchange for the promised goods or services, the provider should apply the following five steps: (1) identify the contract with a customer(s); (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU No. 2014-09 also specifies the accounting for some costs to obtain or fulfill a contract with a customer and provides enhanced disclosure requirements. We adopted the requirements of the new standard as of January 1, 2018 using the modified retrospective method. The modified retrospective method requires companies to recognize the cumulative effect of initially applying the new standard as an adjustment to opening retained earnings.

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

Once the performance obligations in the contract have been identified, we estimate the transaction price of the contract. The estimate includes amounts that are fixed as well as those that can vary based on expected outcomes of the activities or contractual terms. Our variable consideration primarily includes consideration transferred under our development contracts with the U.S. government as consideration received can vary based on developmental progression of the product candidate(s). When a contract's transaction price includes variable consideration, we evaluate the estimate of the variable consideration to determine whether the estimate needs to be constrained; therefore, we include the variable consideration in the transaction price only to the extent that it is probable that a significant reversal of the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Variable consideration estimates are updated at each reporting date. There were no constraints or material changes to our variable consideration estimates during the six months ended June 30, 2018.

To indicate the transfer of control for our product sales and contract manufacturing services, we must have a present right to payment, legal title must have passed to the customer, and the customer must have the significant risks and rewards of ownership. Revenue for long-term development contracts is generally recognized based upon the cost-to-cost measure of progress, provided that we meet the criteria associated with transferring control of the good or service over time.

Results of Operations

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

Revenues

	Three Months Ended June 30,
(in millions)	2018	2017	Change	% Change

Product sales:
BioThrax	$77.6	$52.3	$25.3	48%
Other	102.5	11.3	91.2	807%
Total Product sales	180.1	63.6	116.5	183%
Contract manufacturing	23.6	16.2	7.4	46%
Contracts and grants	16.5	21.0	(4.5)	(21%)
Total revenues	$220.2	$100.8	$119.4	118%

Product sales:

The increase in BioThrax sales was primarily due to the timing of BioThrax deliveries to the SNS. Substantially all of the BioThrax product sales revenues during the three months ended June 30, 2018 and 2017 consisted of sales to the U.S. government.

The increase in Other product sales relates primarily to:

▪	sales of ACAM2000 (which was acquired in October 2017) to the CDC;
▪	sales of Raxibacumab (which was acquired in October 2017) to BARDA;
▪	the timing of sales of BAT to the SNS;
▪	sales of Trobigard to the U.S. Department of State;
▪	sales of RSDL to the DoD; and
▪	sales of Anthrasil to the Canadian National Defence ministry.

These increases in Other product sales were partially offset by a decrease in VIGIV sales primarily due to the timing of deliveries to the SNS.

Contract manufacturing:

The increase in Contract manufacturing revenue was primarily due to manufacturing services at our Canton facility (which was acquired in October 2017).

Contracts and grants:

The decrease in Contracts and grants revenue was primarily due to a reduction in revenue associated with the successful completion of multiple U.S. Government contracts as well as reduced R&D activities related to certain ongoing funded development programs, including:

▪
decreased development funding of $2.9 million for our large-scale manufacturing of BioThrax, primarily due to the timing of contract close out activities associated with the development contract from BARDA;

▪
decreased revenue of $3.4 million related to our CIADM program, primarily due to adoption of a new revenue accounting standard effective January 1, 2018. The $3.4 million decrease includes a decrease of $1.6 million in funding for CIADM task orders (related to Ebola and Zika); and

▪	decreased revenue of $1.6 million for our NuThrax program related to the timing of clinical trial activities, partially offset by an increase in manufacturing development activities.

These decreases in Contracts and grants revenue were partially offset by an increase in the following R&D development programs:

▪	development funding of $1.9 million for BAT primarily related to the timing of stability testing; and
▪	development funding of $1.7 million for SIAN related to a non-clinical pharmacokinetics study and manufacturing development.

Cost of Product Sales and Contract Manufacturing

Cost of product sales and contract manufacturing increased by $54.6 million, or 158%, to $89.2 million for the three months ended June 30, 2018 from $34.6 million for the three months ended June 30, 2017. The increase was primarily attributable to the increase in product sales and contract manufacturing activities at our Bayview and Canton facilities.

Research and Development Expenses

Research and development expenses decreased by $1.1 million, or 4%, to $24.7 million for the three months ended June 30, 2018 from $25.8 million for the three months ended June 30, 2017. Net of contracts and grants revenue, during the three months ended June 30, 2018 and 2017, we incurred net research and development expenses of $8.2 million and $4.8 million, respectively.

The decrease in research and development expense was primarily attributable to:

▪	timing of manufacturing development activities associated with non-clinical guinea pig studies for our NuThrax product candidate; and
▪	timing of license fees for VLA1601 (a highly purified inactivated vaccine against the Zika virus).

These decreases were partially offset by increased research and development activity primarily attributable to the timing of:

▪	technology transfer activities for Raxibacumab (acquired in October 2017), related to moving the manufacturing from GlaxoSmithKline's facility to our Bayview facility; and
▪	manufacturing and pharmacokinetic activities for our SIAN product candidate.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $7.6 million, or 24%, to $39.5 million for the three months ended June 30, 2018 from $31.9 million for the three months ended June 30, 2017. The increase was primarily attributable to an increase in professional services to support our infrastructure improvement initiatives, along with an increase in compensation related costs.

Provision for Income Taxes

Provision for income taxes increased by $13.6 million, to $15.7 million for the three months ended June 30, 2018 from $2.1 million for the three months ended June 30, 2017. The increase was primarily due to an increase in pre-tax income of $59.1 million, partially offset by the impact of the Tax Reform Act enacted on December 22, 2017 which reduced the U.S. federal corporate income tax rate from 35% to 21%.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Revenues

	Six Months Ended June 30,
(in millions)	2018	2017	Change	% Change

Product sales:
BioThrax	$97.8	$96.1	$1.7	2%
Other	158.0	49.4	108.6	220%
Total Product sales	255.8	145.5	110.3	76%
Contract manufacturing	49.8	33.8	16.0	47%
Contracts and grants	32.4	38.3	(5.9)	(15%)
Total revenues	$338.0	$217.6	$120.4	55%

Product sales:

The increase in BioThrax sales was primarily due to the timing of BioThrax deliveries to the SNS. BioThrax product sales revenues during the six months ended June 30, 2018 and 2017 primarily consisted of deliveries to the U.S. government of $96.3 million and $93.4 million, respectively.

The increase in Other product sales relates primarily to:

▪	sales of ACAM2000 (which was acquired in October 2017) to the CDC;
▪	sales of Raxibacumab (which was acquired in October 2017) to BARDA;
▪	sales of BAT to the SNS;
▪	sales of Trobigard to the U.S. Department of State;
▪	sales of RSDL to the DoD; and
▪	sales of Anthrasil to the Canadian National Defence ministry.

These increases in Other product sales were partially offset by a decrease in the sales of BAT due to the timing of BAT deliveries to the SNS.

Contract manufacturing:

The increase in Contract manufacturing revenue was primarily due to the design, construction and validation of manufacturing capability for a third party at our Lansing, Michigan site and manufacturing services at our Canton, Massachusetts facility.

Contracts and grants:

The decrease in Contracts and grants revenue was primarily due to a reduction in revenue associated with the successful completion of multiple U.S. Government contracts as well as reduced R&D activities related to certain ongoing funded development programs, including:

▪
decreased development funding of $3.5 million for our large-scale manufacturing of BioThrax, primarily due to the timing of contract close out activities associated with the development contract from BARDA;

▪
decreased revenue of $6.6 million related to our CIADM program primarily due to adoption of a new revenue accounting standard effective January 1, 2018. The $6.6 million decrease includes a decrease of $2.5 million in funding for CIADM task orders (related to Ebola and Zika); and

▪	decreased revenue of $2.0 million for our NuThrax program related to the timing of clinical trial activities, partially offset by an increase in manufacturing development activities.

These decreases in Contracts and grants revenue were partially offset by an increase in the following R&D development programs:

▪	development funding of $3.5 million for ACAM2000 (acquired October 2017) primarily related to development contract closeout activities with the CDC; and
▪	development funding of $2.9 million for SIAN related to a non-clinical pharmacokinetics study and manufacturing development.

Cost of Product Sales and Contract Manufacturing

Cost of product sales and contract manufacturing increased by $66.3 million, or 82%, to $147.2 million for the six months ended June 30, 2018 from $80.9 million for the six months ended June 30, 2017. The increase was primarily attributable to the increase in product sales and contract manufacturing activities at our Bayview and Canton facilities.

These increases were partially offset by a decrease in BAT costs due to the timing of sales to the SNS and higher 2017 costs for BioThrax due to an increase in the cost per dose sold associated with decreased production yields in the period in which the doses were produced.

Research and Development Expenses

Research and development expenses increased by $7.6 million, or 16%, to $53.8 million for the six months ended June 30, 2018 from $46.2 million for the six months ended June 30, 2017. Net of contracts and grants revenue, during the six months ended June 30, 2018 and 2017, we incurred net research and development expenses of $21.4 million and $7.9 million, respectively.

The increase in research and development expense was primarily attributable to:

▪	technology transfer activities for Raxibacumab (acquired in October 2017), moving the manufacturing from GlaxoSmithKline's facility to our Bayview facility;
▪	manufacturing and pharmacokinetic activities for our SIAN product candidate; and
▪	proof of concept activities for our UNI-FLU program.

These increases were partially offset by decreased research and development activity primarily attributable to the timing of:

▪
clinical trial activity to evaluate safety and tolerability related to UV-4B; we anticipate a reduction in funding by the U.S. government and, as a result, we will cease further development work on UV-4B and expect the spending to be minimal in the future; and

▪	license fees associated our Ebola/Marburg programs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $12.7 million, or 19%, to $79.7 million for the six months ended June 30, 2018 from $67.0 million for the six months ended June 30, 2017. The increase was primarily attributable to an increase in professional services to support our infrastructure improvement initiatives, along with an increase in compensation related costs.

Total Other Expense, Net

Total other expense, net decreased by $2.2 million, or 71%, to $0.9 million for the six months ended June 30, 2018 from $3.1 million for the six months ended June 30, 2017. The decrease was primarily attributable to a decrease in interest expense primarily due to the conversion of substantially all of the outstanding debt under our 2.875% Convertible Senior Notes due 2021 into shares of common stock during the fourth quarter of 2017.

Provision for Income Taxes

Provision for income taxes increased by $5.9 million, to $11.2 million for the six months ended June 30, 2018 from $5.3 million for the six months ended June 30, 2017. The increase was primarily due to an increase in pre-tax income of $36.0 million, partially offset by the impact of the Tax Reform Act enacted on December 22, 2017 which reduced the U.S. federal corporate income tax rate from 35% to 21%. For the six months ended June 30, 2018 and 2017, we recorded a discrete tax benefit primarily associated with equity awards activity of $3.2 million and $1.1 million, respectively.

Liquidity and Capital Resources

Sources of Liquidity

From inception through June 30, 2018, we have funded our cash requirements principally with a combination of cash from our operations, debt financing, development funding, the net proceeds from our initial public offering and the sale of our common stock upon exercise of stock options. We have operated profitably for each of the last five years ended December 31, 2017. As of June 30, 2018, we had cash and cash equivalents of $190.2 million. As of June 30, 2018, we believe that we have sufficient liquidity to support operations over the next 12 months.

Cash Flows

The following table provides information regarding our cash flows for the six months ended June 30, 2018 and 2017:

	Six Months Ended
	June 30,
(in millions)	2018	2017
Net cash provided by (used in):
Operating activities(i)	$33.5	$95.7
Investing activities	(22.6)	(29.6)
Financing activities	1.0	(21.9)
Net increase in cash and cash equivalents	$11.9	$44.2

(i) Includes the effect of exchange rates on cash and cash equivalents.

Operating Activities:

Net cash provided by operating activities of $33.5 million for the six months ended June 30, 2018 was primarily due to our net income excluding non-cash items of $93.0 million and offset by changes in working capital which resulted in a net cash outflow of $59.4 million. Cash outflows includes the timing of collection of accounts receivables related to amounts billed (primarily related to BioThrax and ACAM2000), a decrease from prepaid expenses and other assets (primarily due to deferred contract manufacturing costs and prepayments for manufacturing equipment) and a decrease in accrued compensation (primarily related to the payment of 2017 annual bonuses offset by the accrual of the 2018 bonuses).

Net cash provided by operating activities of $95.7 million for the six months ended June 30, 2017 was primarily due to our net income excluding non-cash items of $49.1 million and changes in working capital which resulted in a net cash inflow of $46.6 million. Cash inflow includes the timing of collection of accounts receivables related to amounts billed, an increase in deferred revenue, and a decrease in inventories primarily due to the timing of deliveries of BAT to BARDA, partially offset by a decrease in accrued compensation primarily related to the payment of 2016 annual bonuses.

Investing Activities:

Net cash used in investing activities of $22.6 million for the six months ended June 30, 2018 reflects infrastructure and equipment investments, including construction at our Baltimore CIADM manufacturing facility, partially offset by net proceeds from the sale of our manufacturing and development facility in Winnipeg, Manitoba.

Net cash used in investing activities of $29.6 million for the six months ended June 30, 2017 reflects infrastructure and equipment investments, including construction at our Baltimore CIADM manufacturing facility.

Financing Activities:

Net cash provided by financing activities of $1.0 million for the six months ended June 30, 2018 was primarily due to the $8.5 million in proceeds from the issuance of common stock pursuant to our employee stock option exercises, partially offset by $6.0 million associated with the taxes paid on behalf of employees for equity activity and $1.3 million in contingent obligation payments.

Net cash used in financing activities of $21.9 million for the six months ended June 30, 2017 was primarily due to the payment of a $20.0 million note payable to Aptevo in conjunction with the spin-off, $4.0 million associated with the taxes paid on behalf of employees for equity activity and $2.4 million in contingent obligation payments, partially offset by $4.6 million in proceeds from the issuance of common stock pursuant to our employee stock option exercises.

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

There are numerous risks and uncertainties associated with product sales and with the development and commercialization of our product candidates. We may seek additional external financing to provide additional financial flexibility. Our future capital requirements will depend on many factors, including (but not limited to):

▪	the level, timing and cost of product sales and contract manufacturing services;
▪	the extent to which we acquire or invest in and integrate companies, businesses, products or technologies;
▪	the acquisition of new facilities and capital improvements to new or existing facilities;
▪	the payment obligations under our indebtedness;
▪	the scope, progress, results and costs of our development activities;
▪	our ability to obtain funding from collaborative partners, government entities and non-governmental organizations for our development programs;
▪	the extent to which we repurchase additional common stock under our authorized share repurchase program; and
▪	the costs of commercialization activities, including product marketing, sales and distribution.

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

Economic conditions may make it difficult to obtain financing on attractive terms, or at all. If financing is unavailable or lost, our business, operating results, financial condition and cash flows would be adversely affected, and we could be forced to delay, reduce the scope of or eliminate many of our planned activities.

Share Repurchase Program

In March 2018, our board of directors authorized our management to repurchase from time to time up to an aggregate of up to $50 million of our common stock under a board-approved share repurchase program. The term of the board authorization of the repurchase program is until December 31, 2019. Any repurchased shares will be available for use in connection with our stock plans and for other corporate purposes. As of June 30, 2018, we have not made any repurchases under this program.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, 1934, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2018, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act that occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Shareholder Class Action Lawsuit filed July 19, 2016

On July 19, 2016, Plaintiff William Sponn, or Sponn, filed a putative class action complaint in the United States District Court for the District of Maryland on behalf of purchasers of the Company's common stock between January 11, 2016 and June 21, 2016, inclusive, or the Class Period, seeking to pursue remedies under the Exchange Act against the Company and certain of its senior officers and directors, collectively, the Defendants. The complaint alleges, among other things, that the Company made materially false and misleading statements about the government's demand for BioThrax and expectations that the Company's five-year exclusive procurement contract with HHS would be renewed and omitted certain material facts. Sponn is seeking unspecified damages, including legal costs. On October 25, 2016, the Court added City of Cape Coral Municipal Firefighters' Retirement Plan and City of Sunrise Police Officers' Retirement Plan as plaintiffs and appointed them Lead Plaintiffs and Robins Geller Rudman & Dowd LLP as Lead Counsel. On December 27, 2016, the Plaintiffs filed an amended complaint that cites the same class period, names the same defendants and makes similar allegations to the original complaint. The Company filed a Motion to Dismiss on February 27, 2017. The Plaintiffs filed an opposition brief on April 28, 2017. The Company's Motion to Dismiss was heard and denied on July 6, 2017. The Company filed its answer on July 28, 2017. The parties are currently in the process of exchanging discovery. The Plaintiffs filed an amended motion for class certification and appointment of Sponn and Geoffrey L. Flagstad as lead plaintiffs on December 20, 2017. A hearing on that motion was heard on May 2, 2018. On June 8, 2018 the Court granted class certification with a shortened class period, May 5, 2016 to June 21, 2016. The Defendants believe that the allegations in the complaint are without merit and intend to defend themselves vigorously against those claims.

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

We derive a substantial portion of our current and expected future revenues from sales of BioThrax, our anthrax vaccine licensed by the FDA to the U.S. government. In December 2016, we signed a follow-on procurement contract with the CDC for the delivery of approximately 29.4 million doses of BioThrax for placement into the SNS over a five-year period ending in September 2021. The potential value of this contract is approximately $911 million if all procurement options are exercised.

The procurement of doses of BioThrax by the CDC is subject to the availability of funding. We have no certainty that funding will be made available for the procurement of doses under the CDC contract. If the SNS priorities change, funding to procure doses of BioThrax may be limited or not available, and our business, financial condition and operating results and cash flows would be materially harmed. The success of our business and our future operating results are significantly dependent on funding for the procurement of BioThrax and the terms of our BioThrax sales to the U.S. government, including the price per dose, the number of doses and the timing of deliveries.

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

We intend to submit an application with the FDA for Emergency Use Authorization, or EUA, pre-approval of NuThrax this year, and although there can be no assurances, we currently anticipate that the FDA could authorize NuThrax for emergency use as early as 2019, triggering deliveries of NuThrax to the SNS for use in an emergency situation as early as 2019. However, the FDA does not have review deadlines with respect to such submissions and, therefore, the timing of any approval of an EUA pre-approval submission is uncertain. We cannot guarantee that the FDA will review our data in a timely manner, or that the FDA will accept the data when reviewed. The FDA may decide that our data are insufficient for EUA pre-approval and require additional pre-clinical, clinical or other studies and refuse to approve our application. If we are unsuccessful in obtaining EUA pre-approval for NuThrax and eventual FDA licensure in a timely manner or at all, we may not be able to realize the full potential value of the contract, which could have a material adverse effect on our future business, financial condition, operating results and cash flows.

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

Our revenue is substantially dependent upon product procurement contracts with the U.S. government and foreign governments for our PHT products. Upon the expiration of a procurement contract, we may not be able to negotiate a follow-on procurement contract for the particular product for a similar product volume, period of performance, pricing or other terms, or at all. The inability to secure a similar or increased procurement contract could materially affect our revenues and our business, financial condition, operating results and cash flows could be harmed. For example, although there are remaining deliverables under the contract, the CDC procurement contract for ACAM2000 that we acquired in our acquisition of the ACAM2000 business from Sanofi expired on March 31, 2018. The BARDA procurement contract for Raxibacumab that we acquired in our acquisition of Raxibacumab from Human Genome Sciences, Inc. and GlaxoSmithKline LLC, collectively referred to as GSK, expires in 2019. Our CDC procurement contract for BioThrax expires in 2021. We intend to negotiate follow-on procurement contracts for each of our PHT products upon the expiration of a related procurement contract, including our procurement contract for ACAM2000, but there can be no assurance that we will be successful obtaining any follow-on contracts. Even if we are successful in negotiating a follow-on procurement contract, it may be for a lower product volume, over a shorter period of performance or be on less favorable pricing or other terms. An inability to secure follow-on procurement contracts for our products could materially and adversely affect our revenues, and our business, financial condition, operating results and cash flows could be harmed.

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

We intend to transfer the manufacturing of Raxibacumab, which we acquired from GSK, to our bulk and fill finish facilities in Baltimore, Maryland, and this transfer of manufacturing operations requires FDA approval.

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

Our regulators enforce cGMP and other requirements through periodic unannounced inspections of manufacturing facilities. The FDA is authorized to inspect domestic manufacturing facilities without prior notice at reasonable times and in a reasonable manner. Health Canada may conduct similar inspections of our facilities where Canadian marketed products are produced, or related formulation and filling operations are conducted. The FDA, Health Canada, and other foreign regulatory agencies conduct periodic inspections of our facilities. Following several of these inspections, regulatory authorities have issued inspectional observations, some of which were significant, but all of which are being, or have been, addressed through corrective actions. If, in connection with any future inspection, regulatory authorities find that we are not in substantial compliance with all applicable requirements, or if they are not satisfied with the corrective actions we take, our regulators may undertake enforcement action against us, which may include:

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

We intend to sell certain of our products outside the United States and recently received market authorization under the MRP to sell BioThrax in France, Italy, the Netherlands, Poland, and the U.K. and licensure of BioThrax in four out of the five CMS countries. To market our products in foreign jurisdictions, we may need to obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. Approval by the FDA in the United States or the MRP in the CMS does not ensure approval by all foreign regulatory authorities. The approval procedures in foreign jurisdictions can vary widely and can involve additional clinical trials and data review beyond that required by the FDA or under the MRP. We and our collaborators may not be able to obtain foreign regulatory approvals on a timely basis, if at all, and we may be unable to successfully commercialize our products internationally. We have limited experience in preparing, filing and prosecuting the applications necessary to gain foreign regulatory approvals and expect to rely on third-party contract research organizations and consultants to assist us in this process.

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

Providers of PHT countermeasures could be subject to an increased risk of terrorist activities. The U.S. government has designated both our Lansing, Michigan and our Bayview bulk manufacturing facility in Baltimore, Maryland as facilities requiring additional security. Although we continually evaluate and update security measures, there can be no assurance that any additional security measures would protect these facilities from terrorist efforts determined to disrupt our manufacturing activities.

The factors listed above could also cause disruptions at our other facilities, including our manufacturing facilities in Winnipeg, Manitoba, Canada; other Baltimore, Maryland facilities in Camden; facilities in Canton, Massachusetts; Rockville, Maryland; and Hattiesburg, Mississippi. We do not have any redundant manufacturing facilities for any of our marketed products.  Accordingly, any disruption, damage, or destruction of these facilities could impede our ability to manufacture our marketed products, our product candidates and our ability to produce products for external customers, result in losses and delays, including delay in the performance of our contractual obligations or delay in our clinical trials, any of which could be costly to us and materially harm our business, financial condition, operating results and cash flows.

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

We are required to obtain FDA approval prior to the release of each lot of BioThrax and ACAM2000, which may not be obtained on a timely basis or at all.

FDA approval is required for the release of each lot of BioThrax and ACAM2000. We are not able to sell any lots that fail to satisfy the release testing specifications. For example, we must provide the FDA with the results of certain tests, including potency tests, before lots are released for sale. Potency testing of each lot of BioThrax and each lot of ACAM2000 is performed against qualified control lots that we maintain.  We continually monitor the status of our reference lots and periodically produce and qualify a new reference lot to replace the existing reference lot. If we are not able to produce and qualify a new reference lot or otherwise satisfy the FDA's requirements for release of BioThrax or ACAM2000, our ability to sell BioThrax or ACAM2000 would be impaired until such time as we become able to meet the FDA's requirements, which would materially harm our business, financial condition, operating results and cash flows.

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

Acquisition efforts can consume significant management attention and require substantial expenditures, which could detract from our other programs. In addition, we may devote significant resources to potential acquisitions that are never completed. Even if we are successful in acquiring a company or product, it may not result in a successfully developed or commercialized product or, even if an acquired product is commercialized, competing products or technologies could render a product noncompetitive, uneconomical or obsolete. Moreover, the cost of acquiring other companies or in-licensing products could be substantial, and in order to acquire companies or new products, we may need to incur substantial debt or issue dilutive securities. For example, our acquisition of the ACAM2000 business required initial payments of $117.5 million and an additional milestone payment of $7.5 million on the achievement of a regulatory event. In addition, our acquisition of Raxibacumab required a $76 million upfront payment and may require up to $20 million in additional future milestone payments.

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

In September 2017, we entered into a five-year $200 million syndicated senior secured revolving credit facility that replaced our prior $100 million facility, which was scheduled to expire in December 2018. The senior secured credit facility also includes a $100 million accordion feature in revolver or incremental term loans, at our option, which could expand total commitments to up to $300 million subject to certain conditions and requirements under the credit agreement. We may also seek additional debt financing to support our ongoing activities or to provide additional financial flexibility. Debt financing could have significant adverse consequences for our business, including:

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

As of June 30, 2018, we had approximately $190.2 million of cash and cash equivalents. Our future capital requirements will depend on many factors, including, among others:

▪	the level, timing and cost of product sales and contract manufacturing services;
▪	the extent to which we acquire or invest in and integrate companies, businesses, products or technologies;
▪	the acquisition of new facilities and capital improvements to new or existing facilities;
▪	the payment obligations under our indebtedness;
▪	the scope, progress, results and costs of our development activities;
▪	our ability to obtain funding from collaborative partners, government entities and non-governmental organizations for our development programs;
▪	the extent to which we repurchase additional common stock under our authorized share repurchase program; and
▪	the costs of commercialization activities, including product marketing, sales and distribution.

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

To preserve the tax-free treatment of the Distribution, together with certain related transactions, and in addition to Aptevo's indemnity obligation, the tax matters agreement, which expired on August 2, 2018, restricted Aptevo from taking any action that prevents such transactions from being tax-free for U.S. federal income tax purposes. In particular, for the two-year period following the Distribution, Aptevo was restricted from taking certain actions (including restrictions on share issuances, business combinations, sales of assets, amendments to organizational documents and similar transactions) that could cause the Distribution, together with certain related transactions, to fail to qualify as a tax-free transaction for U.S. federal income tax purposes. There can be no assurance that Aptevo adequately complied with these restrictions. If a finding is made by the IRS through a tax audit that Aptevo failed to satisfy its obligations, this could have a substantial impact on our tax obligations, consolidated financial condition and cash flows.

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

For example, a class action lawsuit was filed against us and several of our senior officers and directors in the United States District Court for the District of Maryland seeking unspecified damages on behalf of a putative class of persons who purchased or otherwise acquired our common stock between January 11, 2016 and June 21, 2016. The complaint, as amended on December 27, 2016, alleges, among other things, that we made materially false and misleading statements about the government's demand for BioThrax and expectations that our five-year exclusive procurement contract with HHS would be renewed and omitted certain material facts. On June 8, 2018 the court granted class certification with a shortened class period, May 5, 2016 to June 21, 2016.

The results of this lawsuit and possible other future legal proceedings cannot be predicted with certainty. Accordingly, we cannot determine whether our insurance coverage would be sufficient to cover the costs or potential losses, if any. Regardless of merit, litigation may be both time-consuming and disruptive to our operations and cause significant expense and diversion of management attention. If we do not prevail in the class action lawsuit or in other future legal proceedings, we may be faced with significant monetary damages or injunctive relief against us that may adversely affect our business, operating results, financial condition and cash flows.

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

The amount of insurance that we currently hold may not be adequate to cover all liabilities that may occur. Further product liability insurance may be difficult and expensive to obtain. We may not be able to maintain insurance coverage at a reasonable cost and we may not be able to obtain insurance coverage that will be adequate to satisfy all potential liabilities. For example, we may not have sufficient insurance against potential liabilities associated with a possible large-scale deployment of BioThrax as a countermeasure to a bioterrorism threat. We rely on PREP Act protection for BioThrax, Raxibacumab, ACAM2000, Anthrasil, BAT and VIGIV, and SAFETY Act protection for BioThrax and RSDL in addition to our insurance coverage to help mitigate our product liability exposure for these products. Claims or losses in excess of our product liability insurance coverage could have a material adverse effect on our business, financial condition, operating results and cash flows.

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

We regularly review and update our internal controls and disclosure controls and procedures. In addition, we are required under the Sarbanes-Oxley Act of 2002 to report annually on our internal control over financial reporting. Our system of internal controls, however well-designed, can provide only reasonable, not absolute, assurances that the objectives of the system are met. If we, or our independent registered public accounting firm, determine that our internal controls over financial reporting, or the internal controls of other companies we may acquire, are not effective, or we discover areas that need improvement in the future, these shortcomings could have an adverse effect on our business and financial reporting, and the trading price of our common stock could be negatively affected.

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

In addition, our systems are potentially vulnerable to data security breaches—whether by employee error, malfeasance or other disruption—which may expose sensitive data to unauthorized persons. Such data security breaches could lead to the loss of trade secrets or other intellectual property or could lead to the public exposure of personal information, including sensitive personal information, of our employees, clinical trial patients, customers and others.

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

Mr. El-Hibri has the ability to significantly influence the election of the members of our Board of Directors due to his substantial beneficial ownership of our common stock. As of July 27, 2018, Mr. El-Hibri was the beneficial owner of approximately 11% of our outstanding common stock. As a result, Mr. El-Hibri could exercise substantial influence over all corporate actions requiring board or stockholder approval, including a change of control, or any amendment of our certificate of incorporation or by-laws. The control by Mr. El-Hibri may prevent other stockholders from influencing significant corporate decisions. In addition, Mr. El-Hibri's significant beneficial ownership of our shares could present the potential for a conflict of interest.

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

Our stock price has been, and is likely to continue to be, volatile. The market price of our common stock could fluctuate significantly for many reasons, including in response to the risks described in this "Risk Factors" section, or for reasons unrelated to our operations, such as reports by industry analysts, investor perceptions or negative announcements by our customers, competitors or suppliers regarding their own performance, as well as industry conditions and general financial, economic and political instability. From November 15, 2006, when our common stock first began trading on the New York Stock Exchange, through July 27, 2018, our common stock has traded as high as $55.94 per share and as low as $4.40 per share. The stock market in general as well as the market for biopharmaceutical companies in particular has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price of our common stock may be influenced by many factors, including, among others:

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales or the perception in the market that the holders of a large number of shares intend to sell shares could reduce the market price of our common stock. Moreover, holders of an aggregate of approximately 6 million shares of our common stock outstanding as of July 27, 2018, have the right to require us to register these shares of common stock under specified circumstances.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

Not applicable.

Use of Proceeds

Not applicable.

Purchases of Equity Securities

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.   MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

The information set forth below is included herein for the purpose of providing the disclosure required under "Item 1.02 - Termination of a Material Agreement" of Form 8-K.

On August 2, 2018, we and Intergen LLC mutually agreed to terminate the Amended and Restated Marketing Agreement, dated November 5, 2008, between Emergent BioDefense Operations Lansing LLC and Intergen N.V., as such agreement was subsequently assigned to Intergen LLC on September 10, 2012, or the Marketing Agreement. Yasmine Gibellini was the chairperson and a major stockholder of Intergen N.V., and is the sister of Fuad El-Hibri, the executive chairman of our Board and she is also the General Manager of Intergen LLC. Under the Marketing Agreement, Intergen had been appointed as our marketing representative for the sale and promotion of BioThrax, and certain other products that are no longer being marketed in Saudi Arabia, Qatar and the United Arab Emirates.

ITEM 6. EXHIBITS

   The exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index immediately preceding the exhibits hereto.

EXHIBIT INDEX

Exhibit Number	Description
10.1	Emergent BioSolutions Inc. Stock Incentive Plan (incorporated by reference to Exhibit 99 to Registration Statement on Form S-8, filed on May 30, 2018.)
10.2#†
Modification No. 9, effective June 6, 2018, to the Solicitation/Contract/Order for Commercial Items, effective December 8, 2016, from the Centers for Disease Control and Prevention to Emergent Biodefense Operations Lansing LLC (the "CDC BioThrax Procurement Contract").

10.3#†	Modification No. 10, effective June 18, 2018, to the CDC BioThrax Procurement Contract.
10.4#†	Modification No. 11, effective June 20, 2018, to the CDC BioThrax Procurement Contract.
10.5#†	Modification No. 12, effective June 21, 2018, to the CDC BioThrax Procurement Contract.
12#	Ratio of Earnings to Fixed Charges.
31.1#	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).
31.2#	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).
32.1#	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101. INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Calculation Linksbase Document.
101.DEF	XBRL Taxonomy Definition Linksbase Document.
101.LAB	XBRL Taxonomy Label Linksbase Document.
101.PRE	XBRL Taxonomy Presentation Linksbase Document.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language):
(i)   Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2018 and 2017;
(ii)  Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2018 and 2017;
(iii) Condensed Consolidated Balance Sheets at June 30, 2018 and December 31, 2017;
(iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017; and
(v)  Condensed Consolidated Statement of Changes in Stockholders' Equity for the six months ended June 30, 2018; and
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

Date: August 2, 2018

By: /s/RICHARD S. LINDAHL
Richard S. Lindahl
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Date: August 2, 2018