Form 10-Q
period 2018-09-30
Emergent BioSolutions Inc.
filed 2018-11-02
CIK 1367644

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☑ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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

As of October 26, 2018, the registrant had 50,945,056 shares of common stock outstanding.

Emergent BioSolutions Inc.

BioThrax® (Anthrax Vaccine Adsorbed), RSDL® (Reactive Skin Decontamination Lotion Kit), BAT® [Botulism Antitoxin Heptavalent (A,B,C,D,E,F,G)-(Equine)], Anthrasil® (Anthrax Immune Globulin Intravenous [human]), NuThrax™ (anthrax vaccine adsorbed with CPG 7909 adjuvant), VIGIV [Vaccinia Immune Globulin Intravenous (Human)], Trobigard™ (atropine sulfate, obidoxime chloride), ACAM2000®, (Smallpox (Vaccinia) Vaccine, Live), Raxibacumab (Anthrax Monoclonal), Vivotif® (Typhoid Vaccine Live Oral Ty21a), Vaxchora® (Cholera Vaccine, Live, Oral), NARCAN® (naloxone HCI) Nasal Spray and any and all Emergent BioSolutions Inc. brands, products, services and feature names, logos and slogans are trademarks or registered trademarks of Emergent BioSolutions Inc. or its subsidiaries in the United States or other countries. All other brands, products, services and feature names or trademarks are the property of their respective owners.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q and the documents we incorporate by reference include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, including statements regarding the future earnings and performance of Emergent BioSolutions Inc. or any of our businesses, our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management, are forward-looking statements. We generally identify forward-looking statements by using words like "will," "believes," "expects," "anticipates," "intends," "plans," "forecasts," "estimates" and similar expressions in conjunction with, among other things, discussions of financial performance or financial condition, growth strategy, product sales, manufacturing capabilities, product development, regulatory approvals or expenditures. These forward-looking statements are based on our current intentions, beliefs and expectations regarding future events. We cannot guarantee that any forward-looking statement will be accurate. You should realize that if underlying assumptions prove inaccurate or unknown risks or uncertainties materialize, actual results could differ materially from our expectations. You are, therefore, cautioned not to place undue reliance on any forward-looking statement. Any forward-looking statement speaks only as of the date on which such statement is made, and, except as required by law, we do not undertake to update any forward-looking statement to reflect new information, events or circumstances.

There are a number of important factors that could cause our actual results to differ materially from those indicated by such forward-looking statements, including, among others:

▪	appropriations for the procurement of BioThrax® (Anthrax Vaccine Adsorbed) and our other products addressing public health threats;
▪
our ability to perform under our contracts with the U.S. government related to BioThrax, our NuThrax™ product candidate, and our other public health threat products, including the timing of and specifications relating to deliveries;

▪	our ability to obtain Emergency Use Authorization pre-approval for NuThrax (anthrax vaccine adsorbed with CPG 7909 adjuvant) from the U.S. Food and Drug Administration, or FDA;
▪	the availability of funding for our U.S. government grants and contracts;
▪	our ability to secure follow-on procurement contracts for our public health threat products that are under procurement contracts that have expired or will be expiring;
▪	our ability and the ability of our collaborations to protect our intellectual property rights;
▪	our ability to identify and acquire companies, businesses, products or product candidates that satisfy our selection criteria;
▪
our ability to successfully integrate our acquisitions of PaxVax Holding Company Ltd. and Adapt Pharma Limited, both of which were acquired in October 2018, and realize the benefits of these acquisitions;

▪
our ability to successfully identify and respond to new development contracts with the U.S. government, as well as successfully maintain, through achievement of development milestones, current development contracts with the U.S. government;

▪	our ability and the ability of our contractors and suppliers to maintain compliance with current good manufacturing practices and other regulatory obligations;
▪	the results of regulatory inspections;
▪	the operating and financial restrictions placed on us and our subsidiaries under our senior secured credit facilities;
▪	our ability to obtain and maintain regulatory approvals for our product candidates and the timing of any such approvals;
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

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Emergent BioSolutions Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	September 30, 2018	December 31, 2017
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$339,358	$178,292
Restricted cash	1,043	1,043
Accounts receivable	76,955	143,653
Inventories	125,745	142,812
Income tax receivable, net	-	2,432
Prepaid expenses and other current assets	20,047	17,157
Total current assets	563,148	485,389

Property, plant and equipment, net	435,075	407,210
Intangible assets, net	107,861	119,597
Goodwill	49,130	49,130
Deferred tax assets, net	12,652	2,834
Other assets	5,757	6,046
Total assets	$1,173,623	$1,070,206

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$38,874	$41,751
Accrued expenses and other current liabilities	7,425	4,831
Accrued compensation	41,807	37,882
Contingent consideration, current portion	2,954	2,372
Income taxes payable, net	164	-
Deferred revenue, current portion	10,790	13,232
Total current liabilities	102,014	100,068

Contingent consideration, net of current portion	9,003	9,902
Long-term indebtedness	13,495	13,457
Income taxes payable	12,500	12,500
Deferred revenue, net of current portion	65,343	17,259
Other liabilities	4,619	4,675
Total liabilities	206,974	157,861

Stockholders' equity:
Preferred stock, $0.001 par value; 15,000,000 shares authorized, 0 shares issued and outstanding at both September 30, 2018 and December 31, 2017	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized, 51,403,585 shares issued and 50,186,299 shares outstanding at September 30, 2018; 50,619,808 shares issued and 49,405,365 shares outstanding at December 31, 2017	51	50
Treasury stock, at cost, 1,217,286 and 1,214,443 common shares at September 30, 2018 and December 31, 2017, respectively	(39,642)	(39,497)
Additional paid-in capital	640,178	618,416
Accumulated other comprehensive loss	(4,666)	(3,698)
Retained earnings	370,728	337,074
Total stockholders' equity	966,649	912,345
Total liabilities and stockholders' equity	$1,173,623	$1,070,206

The accompanying notes are an integral part of these condensed consolidated financial statements.

Emergent BioSolutions Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Unaudited)		(Unaudited)
Revenues:
Product sales	$133,269	$114,296	$389,115	$259,875
Contract manufacturing	22,172	18,912	71,963	52,700
Contracts and grants	18,212	16,226	50,589	54,489
Total revenues	173,653	149,434	511,667	367,064

Operating expenses:
Cost of product sales and contract manufacturing	73,232	44,503	220,449	125,449
Research and development	37,006	22,659	90,802	68,886
Selling, general and administrative	42,105	34,503	121,815	101,521
Income from operations	21,310	47,769	78,601	71,208

Other income (expense):
Interest income	701	637	1,229	1,593
Interest expense	(642)	(1,991)	(1,884)	(5,734)
Other income (expense), net	190	(101)	11	(387)
Total other income (expense), net	249	(1,455)	(644)	(4,528)

Income before provision for income taxes	21,559	46,314	77,957	66,680
Provision for income taxes	614	12,763	11,776	18,028
Net income	$20,945	$33,551	$66,181	$48,652

Net income per share - basic	$0.42	$0.81	$1.33	$1.19
Net income per share - diluted (1)	$0.41	$0.68	$1.29	$1.03

Weighted-average number of shares - basic	50,071,632	41,222,504	49,851,082	40,989,813
Weighted-average number of shares - diluted	51,486,996	50,467,829	51,189,680	50,090,088

(1) See "Earnings per share" footnote for details on calculation.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Emergent BioSolutions Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Unaudited)		(Unaudited)

Net income	$20,945	$33,551	$66,181	$48,652
Foreign currency translations, net of tax	(250)	(296)	(968)	516
Comprehensive income	$20,695	$33,255	$65,213	$49,168

The accompanying notes are an integral part of these condensed consolidated financial statements.

Emergent BioSolutions Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:	(Unaudited)
Net income	$66,181	$48,652
Adjustments to reconcile to net cash provided by (used in) operating activities:
Stock-based compensation expense	16,664	11,805
Depreciation and amortization	37,106	29,899
Income taxes	12,761	18,618
Change in fair value of contingent consideration	1,917	1,350
Other	1,515	703
Changes in operating assets and liabilities:
Accounts receivable	66,455	9,411
Inventories	17,067	5,113
Income taxes payable	(10,130)	(5,515)
Prepaid expenses and other assets	(5,921)	(2,157)
Accounts payable	(5,695)	2,965
Accrued expenses and other liabilities	2,457	(2,334)
Accrued compensation	3,925	(1,902)
Deferred revenue	3,262	14,006
Net cash provided by operating activities	207,564	130,614
Cash flows from investing activities:
Purchases of property, plant and equipment and other	(51,275)	(42,381)
Proceeds from sale of assets	2,624	-
Net cash used in investing activities	(48,651)	(42,381)
Cash flows from financing activities:
Issuance of common stock upon exercise of stock options	11,402	10,799
Debt issuance costs	-	(1,426)
Taxes paid on behalf of employees for equity activity	(6,303)	(4,184)
Payments of notes payable to Aptevo	-	(20,000)
Contingent consideration payments	(2,234)	(2,744)
Restricted cash	-	(1,043)
Purchase of treasury stock	(145)	(83)
Net cash provided by (used in) financing activities	2,720	(18,681)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(567)	(74)

Net increase in cash, cash equivalents and restricted cash	161,066	69,478
Cash, cash equivalents and restricted cash at beginning of period (1)	179,335	271,513
Cash, cash equivalents and restricted cash at end of period (1)	$340,401	$340,991

(1) As of December 31, 2017 and September 30, 2018, the balance includes $1,043 of restricted cash.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Emergent BioSolutions Inc. and Subsidiaries
Condensed Consolidated Statement of Changes in Stockholders' Equity
(in thousands, except share and per share data)

	$0.001 Par Value Common Stock		Additional Paid-In	Treasury Stock		Accumulated Other Comprehensive	Retained	Total Stockholders'
	Shares	Amount	Capital	Shares	Amount	Loss	Earnings	Equity
Balance at December 31, 2017	50,619,808	$50	$618,416	(1,214,443)	$(39,497)	$(3,698)	$337,074	$912,345
Adoption of new accounting standard (ASC 606), net of tax	-	-	-	-	-	-	(32,527)	(32,527)
Balance at January 1, 2018	50,619,808	50	618,416	(1,214,443)	(39,497)	(3,698)	304,547	879,818
Employee equity plans activity	783,777	1	21,762	-	-	-	-	21,763
Treasury stock	-	-	-	(2,843)	(145)	-	-	(145)
Net income	-	-	-	-	-	-	66,181	66,181
Foreign currency translation, net of tax	-	-	-	-	-	(968)	-	(968)
Balance at September 30, 2018	51,403,585	$51	$640,178	(1,217,286)	$(39,642)	$(4,666)	$370,728	$966,649

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

In the opinion of the Company's management, any adjustments contained in the accompanying unaudited condensed consolidated financial statements are of a normal recurring nature and are necessary to present fairly the financial position of the Company as of September 30, 2018. Interim results are not necessarily indicative of results that may be expected for any other interim period or for an entire year.

Significant accounting policies

During the nine months ended September 30, 2018, there have been no significant changes to the Company's summary of significant accounting policies contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC, except for the new revenue recognition standard the Company adopted effective January 1, 2018. See Note 2. "Revenue recognition" for further details.

Recently issued accounting standards

Recently Adopted

ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments

In August 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15").  ASU 2016-15 eliminates the diversity in practice related to the classification of certain cash receipts and payments for debt prepayments or extinguishment costs, the maturing of a zero-coupon bond, the settlement of contingent liabilities arising from a business combination, proceeds from insurance settlements, distributions from certain equity method investees and beneficial interests obtained in a financial asset securitization. ASU 2016-15 designates the appropriate cash flow classification, including requirements to allocate certain components of these cash receipts and payments among operating, investing and financing activities. The Company adopted the new standard effective January 1, 2018 and has determined the impact of ASU No. 2016-15 on its condensed consolidated financial statements will be related to the settlement of contingent liabilities arising from a business combination.

ASU 2016-18, Restricted Cash (Topic 230): Statement of Cash Flows

In November 2016, the FASB issued ASU 2016-18, Restricted Cash (Topic 230): Statement of Cash Flows ("ASU 2016-18"). ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Restricted cash and restricted cash equivalents will be included with cash and cash equivalents when reconciling the beginning of period and end of period balances on the statement of cash flows upon adoption of this standard. The Company adopted the new standard effective January 1, 2018. Restricted cash primarily consists of collateralized cash for a standby letter of credit and guarantee arrangement with a bank.

ASU No. 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting ("ASU 2017-09"). ASU 2017-09 clarifies which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The Company adopted the new standard effective January 1, 2018, which did not have a material impact on its condensed consolidated financial statements.

ASU No. 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-based Payment Accounting

In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-based Payment Accounting ("ASU 2018-07"). ASU 2018-07 expands the scope of Topic 718 to include share-based payments issued to nonemployees for goods and services. ASU No. 2018-07 is intended to reduce cost and complexity and to improve financial reporting for share-based payments issued to nonemployees (for example, service providers, external legal counsel, suppliers, etc.). The standard will be effective after December 15, 2018 for the Company, with early adoption permitted, but no earlier than the Company's adoption date of Topic 606. The Company early adopted the new standard effective April 1, 2018. The adoption of this standard did not have a material impact on the Company's condensed consolidated financial statements.

Not Yet Adopted

ASU 2016-02, Leases (Topic 842)

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) ("ASU 2016-02"). ASU 2016-02 increases transparency and comparability among organizations by requiring the recognition of lease assets and lease liabilities on the balance sheet and disclosure of key information about leasing arrangements for both lessees and lessors. The standard will be effective January 1, 2019, with early adoption permitted. The standard will be applied using a modified retrospective approach to the beginning of the earliest period presented in the financial statements. The Company's adoption efforts are primarily focused on the review of its existing lease contracts, identification of other contracts that may fall under the scope of the new guidance and performing a gap analysis on the current state of lease-related activities compared with the future state of lease-related activities. The Company has identified the lease agreements that will be impacted by the new standard and is currently evaluating the overall impact on its condensed consolidated financial statements and related disclosures.

ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory ("ASU 2016-16"). ASU 2016-16 improves the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. The new standard will require entities to recognize the income tax consequences of an intra-entity transfer of a non-inventory asset when the transfer occurs. The guidance is effective for fiscal years beginning after December 15, 2017, and early adoption is permitted. The Company is currently evaluating the effects of adopting ASU 2016-16 on its condensed consolidated financial statements but the adoption is not expected to have a significant impact as of the filing of this report.

ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). ASU 2017-04 simplifies the subsequent measurement of goodwill and eliminates Step 2 from the goodwill impairment test. ASU 2017-04 is effective for annual and interim goodwill tests beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates on or after January 1, 2017. The Company is currently evaluating the impact that the adoption of this standard will have on its condensed consolidated financial statements.

ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income

In February 2018, the FASB issued ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income ("ASU 2018-02"). ASU 2018-02 provides the option to reclassify certain income tax effects related to the Tax Cuts and Jobs Act passed in December of 2017 between accumulated other comprehensive income and retained earnings and also requires additional disclosures. ASU 2018-02 is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. Adoption of ASU 2018-02 is to be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the tax laws or rates were recognized. The Company is currently evaluating the impact of adopting ASU 2018-02 on its condensed consolidated financial statements.

ASU 2018-11, Leases (Topic 842): Targeted Improvements

In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements ("ASU 2018-11"). In issuing ASU 2018-11, the FASB decided to provide another transition method in addition to the existing transition method by allowing entities to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company is currently evaluating the impact that ASU 2016-02 and ASU 2018-11 will have on its condensed consolidated financial statements.

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

Once the performance obligations in the contract have been identified, the Company estimates the transaction price of the contract. The estimate includes amounts that are fixed as well as those that can vary based on expected outcomes of the activities or contractual terms. The Company's variable consideration primarily includes consideration transferred under its development contracts with the U.S. government as consideration received can vary based on developmental progression of the product candidate(s). When a contract's transaction price includes variable consideration, the Company evaluates the estimate of the variable consideration to determine whether the estimate needs to be constrained; therefore, the Company includes the variable consideration in the transaction price only to the extent that it is probable that a significant reversal of the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Variable consideration estimates are updated at each reporting date. There were no constraints or material changes to the Company's variable consideration estimates as of or during the nine months ended September 30, 2018.

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

The Company derives revenues primarily from the sale of its marketed medical countermeasures ("MCMs") products and contract revenues associated with development of its MCMs. The primary customer for the Company's MCM products and the primary source of funding for the development of the Company's MCM product candidate portfolio is the U.S. government. The Company's contracts for the sale of its MCM products generally have single performance obligation. Certain product sales contracts with the U.S. government include multiple performance obligations, which generally include the marketed product, stability testing associated with that product, expiry extensions and plasma collection. The Company's development contracts for its MCM product candidates generally are cost plus fixed fee arrangements, which the Company treats a single performance obligation with variable consideration. The U.S. government contracts for the sale and development of the Company's MCM products and product candidates are normally multi-year contracts.

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

The Company determined its Centers for Innovation in Advanced Development and Manufacturing ("CIADM") contract with the Biomedical Advanced Research and Development Authority ("BARDA") will have a material change in revenue recognition under the new guidance. Under ASC 606 at January 1, 2018, the Company determined that there was one performance obligation to provide ongoing manufacturing capability to the U.S. government and would recognize the consideration received in the base period on a straight-line basis over a 24-year period as the capability being created during the base period of the contract is being provided to the customer over both the base period contract term as well as 17 additional option periods. In addition, the Company determined the CIADM contract includes a significant financing component which is included in the transaction price. The Company calculated the financing component using an interest rate the Company had on its other debt obligations at inception of the contract. Prior to the adoption of ASC 606, the Company recognized revenue under the CIADM contract on a straight-line basis, based upon its estimate of the total payments to be received under the contract. The Company analyzed the estimated payments to be received on a quarterly basis to determine if an adjustment to revenue was required. As a result of the adoption of ASC 606, as of January 1, 2018, there was an increase in the deferred revenue liability of $42.4 million and an increase in deferred tax assets of $9.9 million with an offsetting reduction to retained earnings of $32.5 million.

In September 2018, the Company modified the CIADM contract under which one of the modifications reduced the 17 additional option periods to seven with the contract now scheduled to expire in June 2027. The Company determined the modification will be accounted for prospectively as a termination of the existing contract and the creation of a new contract.

The Company considers accounts receivables and deferred costs associated with revenue generating contracts, that are not included in inventory or property, plant and equipment, as contract assets. As of September 30, 2018 and December 31, 2017, the Company had $77.0 million and $143.7 million, respectively, in contract assets associated with accounts receivable, which is included in accounts receivable on the Company's condensed consolidated balance sheets. As of September 30, 2018 and December 31, 2017, the Company had contract assets associated with deferred costs of $4.0 million and $2.9 million, respectively, which is included in prepaid expenses and other current assets on the Company's condensed consolidated balance sheets.

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

(in thousands)
Balance at December 31, 2017	$30,491
Adoption of new accounting standard (ASC 606)	42,379
Balance at January 1, 2018	72,870
Deferral of revenue	18,384
Recognition of revenue included in beginning of year contract liability	(15,121)
Balance at September 30, 2018	$76,133

We operate in one business segment. Therefore, results of our operations are reported on a consolidated basis for purposes of segment reporting, consistent with internal management reporting. For the three and nine months ended September 30, 2018, there was a nominal difference between revenues recognized under ASC 606 and revenues recognized based on the prior revenue recognition guidance for the same period. For the three and nine months ended September 30, 2018, the Company's revenues disaggregated by the major sources was as follows:

(in thousands)	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	U.S	Non-U.S.		U.S	Non-U.S.
	Government	Government	Total	Government	Government	Total

Product sales	$127,332	$5,937	$133,269	$363,254	$25,861	$389,115
Contract manufacturing	-	22,172	22,172	-	71,963	71,963
Contracts and grants	16,656	1,556	18,212	46,711	3,878	50,589
Total revenues	$143,988	$29,665	$173,653	$409,965	$101,702	$511,667

As of September 30, 2018, the Company had expected future revenues associated with performance obligations that have not been satisfied of approximately $599 million. The Company expects to recognize a majority of these revenues within the next 24 months, with the remainder recognized thereafter. However, the amount and timing of revenue recognition for unsatisfied performance obligations can materially change due to timing of funding appropriations from the U.S. government and the overall success of the Company's development activities associated with its MCM product candidates that are then receiving development funding support from the government under development contracts. In addition, the amount of future revenues associated with unsatisfied performance obligations excludes the value associated with unexercised option periods in the Company's contracts (which are not performance obligations as of September 30, 2018).

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

The table below summarizes the allocation of the purchase price based upon the estimated fair values of assets acquired at October 6, 2017. The Company did not assume any liabilities in the acquisition. The Company has finalized the purchase price allocation related to this acquisition.

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

The Company recorded approximately $8.1 million in goodwill related to the ACAM2000 acquisition, representing the amount of the purchase price paid in the acquisition in excess of the fair value of the tangible and intangible assets acquired. There is no goodwill for tax purposes.

4. Fair value measurements

Contingent consideration includes liabilities measured at fair value on a recurring basis. For the three and nine months ended September 30, 2018, the contingent purchase consideration obligations associated with RSDL increased by $0.2 million and $1.8 million, respectively. During the three and nine months ended September 30, 2017, the contingent purchase consideration obligations associated with RSDL increased by $0.9 million and $1.4 million, respectively. The changes in the fair value of the RSDL contingent consideration obligations are primarily due to the expected amount and timing of future net sales, which are inputs that have no observable market (Level 3). These changes are classified in the Company's statement of operations as cost of product sales and contract manufacturing.

The following table is a reconciliation of the beginning and ending balance of the liabilities, consisting only of contingent consideration, measured at fair value, using significant unobservable inputs (Level 3) during the nine months ended September 30, 2018.

(in thousands)
Balance at December 31, 2017	$12,274
Expense included in earnings	1,917
Settlements	(2,234)
Balance at September 30, 2018	$11,957

Separate disclosure is required for assets and liabilities measured at fair value on a recurring basis from those measured at fair value on a non-recurring basis. As of September 30, 2018 and 2017 and for the quarters then ended, the Company had no significant assets or liabilities that were measured at fair value on a non-recurring basis.

5. Inventories

Inventories consisted of the following:

	September 30,	December 31,
(in thousands)	2018	2017
Raw materials and supplies	$33,845	$36,069
Work-in-process	64,825	76,610
Finished goods	27,075	30,133
Total inventories	$125,745	$142,812

6. Property, plant and equipment

Property, plant and equipment consisted of the following:

	September 30,	December 31,
(in thousands)	2018	2017
Land and improvements	$21,848	$21,843
Buildings, building improvements and leasehold improvements	161,175	160,005
Furniture and equipment	217,908	206,819
Software	53,180	50,829
Construction-in-progress	141,348	100,088
Property, plant and equipment, gross	595,459	539,584
Less: Accumulated depreciation and amortization	(160,384)	(132,374)
Total property, plant and equipment, net	$435,075	$407,210

In the table presented above, as of September 30, 2018 and December 31, 2017, construction-in-progress primarily includes costs related to construction of the Company's CIADM facility.

7. Intangible assets

During the three months ended September 30, 2018 and 2017, the Company recorded amortization expense for intangible assets of $3.9 million and $1.6 million, respectively. During the nine months ended September 30, 2018 and 2017, the Company recorded amortization expense for intangible assets of $11.7 million and $4.7 million, respectively. Amortization expense has been recorded in operating expenses, specifically selling, general and administrative and cost of product sales and contract manufacturing. As of September 30, 2018, the weighted average amortization period remaining for intangible assets was 8.2 years.

8.  Equity

During the nine months ended September 30, 2018, the Company granted 0.4 million shares of stock options and 0.4 million shares of restricted stock units under the Fourth Amended and Restated Emergent BioSolutions Inc. 2006 Stock Incentive Plan (the "Plan"). The grants vest over three equal annual installments beginning on the day prior to the anniversary of the grant date. On May 24, 2018, the Company's stockholders approved an increase in the number of shares issuable under the Plan by 3.0 million shares, to a total of 21.9 million shares, and extended the plan term to May 23, 2028.

9. Income taxes

The estimated effective annual tax rate for the Company, which excludes discrete adjustments, was 26% and 32% for the nine months ended September 30, 2018 and 2017, respectively. The decrease in the estimated effective annual tax rate is primarily due to the impact of the Tax Reform Act enacted on December 22, 2017, which reduced the U.S. federal corporate income tax rate from 35% to 21%, offset by state taxes, non-deductible expenses, international provisions from the U.S. tax reform and the impact of a change in the Company's jurisdictional mix of earnings. For the nine months ended September 30, 2018 and 2017, the Company recorded a discrete tax benefit of $8.7 million and $3.3 million, respectively, primarily associated with equity awards activity and finalizing positions taken on the Company's 2017 US federal and state income tax filings.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act. For the nine months ended September 30, 2018, the Company revised certain provisional estimates recognized in 2017 upon the filing of US federal and state income tax filings. As the Internal Revenue Service and state jurisdictions continue to issue and/or clarify guidance, additional work may be necessary for a more detailed analysis of the Company's deferred tax assets and liabilities, its historical foreign earnings, as well as potential correlative adjustments. Any correlative adjustment to these amounts will be recorded to current tax expense in the final quarter of 2018 when the analysis is complete.

10. Earnings per share

The following table presents the calculation of basic and diluted net income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2018	2017	2018	2017
Numerator:
Net income	$20,945	$33,551	$66,181	$48,652
Interest expense on convertible debt, net of tax	-	704	-	2,445
Amortization of convertible debt issuance costs, net of tax	-	195	-	586
Net income, adjusted	$20,945	$34,450	$66,181	$51,683

Denominator:
Weighted-average number of shares—basic	50,071,632	41,222,504	49,851,082	40,989,813
Dilutive securities—equity awards	1,415,364	1,148,857	1,338,598	1,003,794
Dilutive securities—convertible debt	-	8,096,468	-	8,096,481
Weighted-average number of shares—diluted	51,486,996	50,467,829	51,189,680	50,090,088

Net income per share - basic	$0.42	$0.81	$1.33	$1.19
Net income per share - diluted	$0.41	$0.68	$1.29	$1.03

For the three and nine months ended September 30, 2018 and 2017, basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.

For the three and nine months ended September 30, 2018, diluted earnings per share was computed using the "treasury method" by dividing the net income by the weighted average number of shares of common stock outstanding during the period. The weighted average number of shares is adjusted for the potential dilutive effect of the exercise of stock options, and the vesting of restricted stock units and performance stock units.

For the three and nine months ended September 30, 2017, diluted earnings per share is computed using the "if-converted" method by dividing the net income adjusted for interest expense and amortization of debt issuance cost, both net of tax, associated with the 2.875% Convertible Senior Notes due 2021 (the "Notes") by the weighted average number of shares of common stock outstanding during the period. The weighted average number of shares is adjusted for the potential dilutive effect of the exercise of stock options; and the vesting of restricted stock units and performance stock units along with the assumption of the conversion of the Notes, at the beginning of the period. The Company terminated the conversion rights under the Notes during the fourth quarter of 2017.

For the three and nine months ended September 30, 2018 and 2017, there were no stock options excluded from the calculation of diluted earnings per share.

11. Litigation

Shareholder Class Action Lawsuit filed July 19, 2016

On July 19, 2016, Plaintiff William Sponn ("Sponn"), filed a putative class action complaint in the United States District Court for the District of Maryland on behalf of purchasers of the Company's common stock between January 11, 2016 and June 21, 2016, inclusive (the "Class Period"), seeking to pursue remedies under the Securities Exchange Act of 1934 against the Company and certain of its senior officers and directors, collectively, the Defendants. The complaint alleges, among other things, that the Company made materially false and misleading statements about the government's demand for BioThrax and expectations that the Company's five-year exclusive procurement contract with HHS would be renewed and omitted certain material facts. Sponn is seeking unspecified damages, including legal costs. On October 25, 2016, the Court added City of Cape Coral Municipal Firefighters' Retirement Plan and City of Sunrise Police Officers' Retirement Plan as plaintiffs and appointed them Lead Plaintiffs and Robins Geller Rudman & Dowd LLP as Lead Counsel. On December 27, 2016, the Plaintiffs filed an amended complaint that cites the same class period, names the same defendants and makes similar allegations to the original complaint. The Company filed a Motion to Dismiss on February 27, 2017. The Plaintiffs filed an opposition brief on April 28, 2017. The Company's Motion to Dismiss was heard and denied on July 6, 2017. The Company filed its answer on July 28, 2017. The parties then engaged in the process of exchanging discovery. The Plaintiffs filed an amended motion for class certification and appointment of Sponn and Geoffrey L. Flagstad as lead plaintiffs on December 20, 2017. A hearing on that motion was heard on May 2, 2018. On June 8, 2018 the Court granted class certification with a shortened class period, May 5, 2016 to June 21, 2016.  The Defendants have denied, and continue to deny any and all allegations of fault, liability, wrongdoing, or damages. However, recognizing the risk, time, and expense of litigating any case to trial, on August 27, 2018, the Company reached an agreement in principle with Plaintiffs to settle all of the related claims of any individual plaintiff that purchased Company stock from January 11, 2016 to June 21, 2016, for $6.5 million, an amount that will be paid by the Company's insurance carrier. The settlement requires no payment by any of the Defendants. The Company and Defendants continue to deny any and all liability. The parties executed the settlement agreement on October 16, 2018, and filed the agreement with the court on October 17, 2018. The court granted preliminary approval of the settlement on October 18, 2018 and has scheduled a hearing regarding final approval for January 22, 2019. Although the court has granted preliminary approval, the court could decide not to grant final approval of the settlement or change terms of the settlement, and the law requires that individual plaintiffs have the right to opt-out of the settlement and bring their own, individual claims. The Company, therefore, at this time, cannot predict the results of this lawsuit and possible other legal proceedings with certainty. Defendants continue to believe that the allegations in the complaint are without merit. As of the date of this filing, the range of potential loss cannot be determined or estimated.

12. Subsequent events

Acquisitions

Acquisition of PaxVax

On October 4, 2018, the Company completed the acquisition of PaxVax Holding Company Ltd. ("PaxVax"), a company focused on developing, manufacturing, and commercializing specialty vaccines that protect against existing and emerging infectious diseases. This acquisition includes Vivotif® (Typhoid Vaccine Live Oral Ty21a), the only oral vaccine licensed by the FDA for the prevention of typhoid fever, Vaxchora® (Cholera Vaccine, Live, Oral), the only FDA-licensed vaccine for the prevention of cholera, an adenovirus 4/7 vaccine candidate being developed for military personnel under contract with the DoD, and additional clinical-stage vaccine candidates targeting chikungunya and other emerging infectious diseases, European-based current good manufacturing practices ("cGMP") biologics manufacturing facilities, and approximately 250 employees including those in research and development, manufacturing, and commercial operations with a specialty vaccines salesforce in the U.S. and in select European countries.

At the closing, the Company paid a cash purchase price of $270 million, using a combination of cash-on-hand and borrowings under the Company's senior secured credit agreement. This transaction will be accounted for by the Company under the acquisition method of accounting, with the Company as the acquirer. Under the acquisition method of accounting, the assets and liabilities of PaxVax will be recorded as of October 4, 2018, the acquisition date, at their respective fair values, and combined with those of the Company. As of the date of this filing, the Company has not completed the initial accounting for the PaxVax acquisition due to the Company's need to continue to gather data necessary to complete the fair value valuation of the assets acquired and liabilities assumed.

Acquisition of Adapt

On October 15, 2018, the Company completed the acquisition of Adapt Pharma Limited ("Adapt") and its NARCAN® (naloxone HCl) Nasal Spray marketed product, the first and only needle-free formulation of naloxone approved by the FDA and Health Canada, for the emergency treatment of known or suspected opioid overdose as manifested by respiratory and/or central nervous system depression. This acquisition includes the NARCAN Nasal Spray marketed product and a development pipeline of new treatment and delivery options to address opioid overdose, and approximately 50 employees, located in the U.S., Canada, and Ireland, including those responsible for supply chain management, research and development, government affairs, and commercial operations.

The Company paid approximately $575 million in cash at the closing (exclusive of closing adjustments) and issued 733,309 shares of Common Stock, based on the volume-weighted average price per share of the Common Stock as reported on the New York Stock Exchange for the ten-trading day period ending two days before closing, or $65.28 per share (an aggregate total of $47.9 million, inclusive of adjustments). The remaining consideration payable for the acquisition consists of up to $100 million in cash based on the achievement of certain sales milestones through 2022. The Company funded the cash portion of the payments made at closing using a combination of cash-on-hand and borrowings under its Amended Credit Agreement, as described in the Long-term debt section below.

This transaction will be accounted for by the Company under the acquisition method of accounting, with the Company as the acquirer. Under the acquisition method of accounting, the assets and liabilities of Adapt will be recorded as of October 15, 2018, the acquisition date, at their respective fair values, and combined with those of the Company. As of the date of this filing, the Company has not completed the initial accounting for the Adapt acquisition due to the Company's need to continue to gather data necessary to complete the fair value valuation of the assets acquired and liabilities assumed.

Legal proceedings associated with the acquisition of Adapt

ANDA Litigation

On September 14, 2018, Adapt Pharma Inc., Adapt Pharma Operations Limited and Adapt Pharma Ltd. (collectively, "Adapt Pharma") and Opiant Pharmaceuticals, Inc. ("Opiant") received notice from Perrigo UK FINCO Limited Partnership ("Perrigo"), that Perrigo had filed an Abbreviated New Drug Application ("ANDA"), with the United States Food and Drug Administration (the "FDA"), seeking regulatory approval to market a generic version of NARCAN®  (naloxone hydrochloride) Nasal Spray 4mg/spray before the expiration of U.S. Patent Nos. 9,211,253 (the "'253 Patent"), 9,468,747 (the "'747 Patent"), 9,561,177 (the "'177 Patent"), 9,629,965 (the "'965 Patent") and 9,775,838 (the "'838 Patent"). Perrigo's notice letter asserts that its generic product will not infringe any valid and enforceable claim of these patents.

On October 25, 2018, Emergent BioSolutions' Adapt Pharma subsidiaries and Opiant (collectively, the "Plaintiffs") filed a complaint for patent infringement against Perrigo in the United States District Court for the District of New Jersey arising from Perrigo's ANDA filing with the FDA. As a result of timely filing the lawsuit in accordance with the Hatch-Waxman Act, a 30-month stay of approval will be imposed by the FDA on Perrigo's ANDA, which is expected to remain in effect until March 2021 absent an earlier judgment, unfavorable to the Plaintiffs, by the Court.  The Plaintiffs seek, among other relief, an order that the effective date of FDA approval of the ANDA be a date no earlier than the expiration of each of the '253 Patent, the '747 Patent, the '177 Patent, the '965 Patent and the '838 Patent, as well as equitable relief enjoining Perrigo from infringing these patents, and monetary relief as a result of any such infringement. Emergent continues to vigorously enforce the intellectual property portfolio related to NARCAN® Nasal Spray.

On or about February 27, 2018, Adapt Pharma Inc. and Adapt Pharma Operations Limited and Opiant received notice from Teva Pharmaceuticals Industries Ltd. and Teva Pharmaceuticals USA, Inc., or collectively Teva, that Teva had filed an ANDA with the FDA seeking regulatory approval to market a generic version of NARCAN® (naloxone hydrochloride) Nasal Spray 2 mg/spray before the expiration of U.S. Patent No. 9,480,644 (the "'644 Patent"), and U.S. Patent No. 9,707,226 (the "'226 Patent") Teva's notice letter asserts that the commercial manufacture, use or sale of its generic drug product described in its ANDA will not infringe the '644 Patent or the '226 Patent, or that the '644 Patent and '226 Patent are invalid or unenforceable. Adapt Pharma Inc. and Adapt Pharma Operations Limited and Opiant filed a complaint for patent infringement against Teva in the United States District Court for the District of New Jersey.

On or about September 13, 2016, Adapt Pharma Inc. and Adapt Pharma Operations Limited and Opiant received notice from Teva that Teva had filed an ANDA with the FDA seeking regulatory approval to market a generic version of NARCAN® (naloxone hydrochloride) Nasal Spray 4 mg/spray before the expiration of U.S. Patent No. 9,211,253  (the "'253 Patent"). Adapt Pharma Inc. and Adapt Pharma Operations Limited and Opiant received additional notices from Teva relating to the '747, the '177, the '965, and the '838 Patents. Teva's notice letters assert that the commercial manufacture, use or sale of its generic drug product described in its ANDA will not infringe the '253, the '747, the '177, the '965, or the '838 Patent, or that the '253, the '747, the '177, the '965, and the '838 Patents are invalid or unenforceable. Adapt Pharma Inc., Adapt Pharma Operations Limited and Opiant filed a complaint for patent infringement against Teva in the United States District Court for the District of New Jersey with respect to the '253 Patent. Adapt Pharma Inc. and Adapt Pharma Operations Limited and Opiant also filed complaints for patent infringement against Teva in the United States District Court for the District of New Jersey with respect to the '747, the '177, the '965, and the '838 Patents. All five proceedings have been consolidated.

In the complaints described in the prior two paragraphs above, the Plaintiffs seek, among other relief, an order that the effective date of FDA approval of the Teva ANDA be a date not earlier than the expiration of the applicable patent, as well as equitable relief enjoining Teva from making, using, offering to sell, selling, or importing the product that is the subject of the Teva ANDA until after the expiration of the applicable patent, and monetary relief as a result of any such infringement.

As of the date of this filing, the range of potential gain cannot be determined or estimated for the above mentioned complaints.

Long-term debt

On September 29, 2017, the Company entered into a senior secured credit agreement (the "2017 Credit Agreement") with four lending financial institutions. The 2017 Credit Agreement provided for a senior secured credit facility of up to $200 million through September 29, 2022. The 2017 Credit Agreement also included a $100 million accordion feature, which provided for an additional $100 million in revolver or incremental term loans, at the option of the Company, resulting in a potential aggregate commitment of up to $300 million. On October 4, 2018, the Company drew down $100 million under the 2017 Credit Agreement to pay for a portion of the purchase price of PaxVax.

On October 15, 2018, the Company entered into an Amended and Restated Credit Agreement, dated as of October 15, 2018 (the "Amended Credit Agreement"), which amended and restated the Company's 2017 Credit Agreement, dated as of September 29, 2017.

The Amended Credit Agreement (i) increased the revolving credit facility (the "Revolving Credit Facility") from $200 million to $600 million, (ii) extended the maturity of the Revolving Credit Facility from September 29, 2022 to October 13, 2023, (iii) provided for a term loan in the original principal amount of $450 million (the "Term Loan Facility," and together with the Revolving Credit Facility, the "Senior Secured Credit Facility"), (iv) added several additional lenders, (v) amended the applicable margin such that borrowings with respect to the Revolving Credit Facility will bear interest at the annual rate described below, (vi) amended the provision relating to incremental credit facilities such that the Company may request one or more incremental term loan facilities, or one or more increases in the commitments under the Revolving Credit Facility (each an "Incremental Loan"), in any amount if, on a pro forma basis, the Company's consolidated secured net leverage ratio does not exceed 2.50 to 1.00 after such incurrence, plus $200 million and (vii) amended the maximum consolidated net leverage ratio financial covenant from 3.50 to 1.0 (subject to 0.50% step up in connection with material acquisitions) to the maximum consolidated net leverage ratio described below.

Prior to entering into the Amended Credit Agreement, the outstanding principal balance under the Revolving Credit Facility was $100 million. On October 15, 2018, the Company borrowed an additional $218 million, bringing the total borrowings under the Revolving Credit Facility to $318 million and the full $450 million under the Term Loan Facility. Such borrowings were used to finance a portion of the consideration for the Adapt acquisition and related fees, costs and expenses and the remainder will be used for general corporate purposes.

The Revolving Credit Facility may be utilized for working capital, permitted acquisitions, capital expenditures and other general corporate purposes. The Revolving Credit Facility is available for borrowing through October 12, 2023 (unless earlier terminated). Borrowings under the Revolving Credit Facility and the Term Loan Facility will bear interest at a rate per annum equal to (a) a eurocurrency rate plus a margin ranging from 1.25% to 2.00% per annum, depending on the Company's consolidated net leverage ratio or (b) a base rate (which is the highest of the prime rate, the federal funds rate plus 0.50%, and a eurocurrency rate for an interest period of one month plus 1%) plus a margin ranging from 0.25% to 1.00%, depending on the Company's consolidated net leverage ratio.

The Company is required to make quarterly payments under the Amended Credit Agreement for accrued and unpaid interest on the outstanding principal balance under the Revolving Credit Facility and the Term Loan Facility, based on the above interest rates. In addition, the Company is required to pay commitment fees ranging from 0.15% to 0.30% per annum, depending on the Company's consolidated net leverage ratio, in respect of the average daily unused commitments under the Revolving Credit Facility. The Company is to repay the outstanding principal amount of the Term Loan Facility in quarterly installments based on an annual percentage equal to 2.5% of the original principal amount of the Term Loan Facility during each of the first two years of the Term Loan Facility, 5% of the original principal amount of the Term Loan Facility during the third year of the Term Loan Facility and 7.5% of the original principal amount of the Term Loan Facility during each year of the remainder of the term of the Term Loan Facility until the maturity date of the Term Loan Facility, at which time the entire unpaid principal balance of the Term Loan Facility will be due and payable. The Company has the right to prepay the Term Loan Facility without premium or penalty. The Revolving Credit Facility and the Term Loan Facility mature (unless earlier terminated) on October 13, 2023.

The Amended Credit Agreement also provides for mandatory prepayments of the Term Loan Facility in the event the Company or its Subsidiaries (a) incur indebtedness not otherwise permitted under the Amended Credit Agreement or (b) receive cash proceeds in excess of $100 million during the term of the Senior Secured Credit Facility from certain dispositions of property or from casualty events involving their property, subject to certain reinvestment rights.

The Amended Credit Agreement contains affirmative and negative covenants customary for financings of this type. Negative covenants in the Amended Credit Agreement, among other things, limit the ability of the Company to: incur indebtedness and liens; dispose of assets; make investments including loans, advances, guarantees, or acquisitions (other than permitted acquisitions, subject to compliance with the financial covenants and certain other conditions); and enter into certain merger or consolidation transactions. The Amended Credit Agreement also contains financial covenants, including (1) a minimum consolidated debt service coverage ratio of 2.50 to 1.00, and (2) a maximum consolidated net leverage ratio of 4.00 to 1.00 through September 29, 2019, 3.75 to 1.00 from September 30, 2019 through September 29, 2020 and 3.50 to 1.00 thereafter, which may be adjusted to 4.00 to 1.00 for a four quarter period in connection with a material permitted acquisition, subject to the terms and conditions of the Amended Credit Agreement. Each of the ratios referred to in the foregoing clauses (1) and (2) is calculated on a consolidated basis for each consecutive four fiscal quarter period.

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

Overview

We are a global life sciences company focused on providing specialty products for civilian and military populations that address accidental, intentional and naturally occurring public health threats, or PHTs. Within the category of our specialty products, we are focused on developing, manufacturing and commercializing medical countermeasures, or MCMs, that address PHTs. We have a portfolio of eleven products through which we generate our product sales revenue, which accounts for a majority of our total revenue, a fully-integrated portfolio of contract manufacturing services, and a research and development pipeline of various investigational stage product candidates. The U.S. government is the primary purchaser of our products and provides us with substantial funding for the development of many of our product candidates. Our development pipeline consists of a diversified mix of both pre-clinical- and clinical-stage product candidates.

Our product portfolio includes:

Vaccines and Anti-Infectives

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

▪	Vaxchora® (Cholera Vaccine, Live, Oral), the only FDA-licensed vaccine for the prevention of cholera (acquired in October 2018); and
▪	Vivotif® (Typhoid Vaccine Live Oral Ty21a), the only oral vaccine licensed by the FDA for the prevention of typhoid fever (acquired in October 2018).

Devices

▪
NARCAN® (naloxone HCl) Nasal Spray, the first and only needle-free formulation of naloxone approved by the FDA and Health Canada, for the emergency treatment of known or suspected opioid overdose as manifested by respiratory and/or central nervous system depression (acquired in October 2018);

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

Antibody Therapeutics

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

Our lead investigational stage product candidates, many of which are under an active development contract with significant funding from the U.S. government, are:

Vaccines and Anti-Infectives

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

▪	EBI-001, a pan respiratory antiviral from our iminosugar-based discovery program;
▪	GC-072, an oral and intravenous treatment for Burkholderia pseudomallei infection (GC-072 is the lead compound in the EV-035 series of broad-spectrum antibiotics);
▪	Live Attenuated Virus, a vaccine that address adenovirus types 4 and 7 (acquired in October 2018); and
▪	Chikungunya Virus Like Particle (VLP) Platform, vaccine for the prevention of disease caused by the chikungunya virus (acquired in October 2018).

Devices

▪	D4, a multi-drug delivery device being developed for nerve agent antidote delivery (atropine and pralidoxime chloride in combination); and
▪	SIAN (stabilized isoamyl nitrite), a stabilized form of isoamyl nitrite in an intra-nasal spray device being developed as a treatment for known or suspected acute cyanide poisoning.

Antibody Therapeutics

▪	FLU-IGIV (NP025), a human polyclonal antibody therapeutic being developed for the treatment of serious influenza A infection in hospitalized patients;
▪	ZIKV-IG (NP024), a human polyclonal antibody therapeutic being developed as a prophylaxis for Zika infections in at risk populations; and
▪	FILOV (NP026), an equine polyclonal antibody therapeutic being developed to treat hemorrhagic fever caused by Filoviruses (Ebola, Marburg and Sudan).

Highlights and Business Accomplishments for 2018

In October 2018, we completed the acquisition of Adapt Pharma Limited, or Adapt, and its marketed product NARCAN® (naloxone HCl) Nasal Spray, the first and only needle-free formulation of naloxone approved by the FDA and Health Canada, for the emergency treatment of known or suspected opioid overdose as manifested by respiratory and/or central nervous system depression. This acquisition includes NARCAN Nasal Spray product and a development pipeline of new treatment and delivery options to address opioid overdose, and bring on approximately 50 employees, located in the U.S., Canada, and Ireland, including those responsible for supply chain management, research and development, government affairs, and commercial operations. We paid approximately $575 million in cash at the closing (exclusive of closing adjustments) and issued 733,309 shares of Common Stock, based on the volume-weighted average price per share of the Common Stock as reported on the New York Stock Exchange for the ten-trading day period ending two days before closing, or $65.28 per share (an aggregate total of $47.9 million, inclusive of adjustments). The remaining consideration payable for the acquisition consists of up to $100 million in cash based on the achievement of certain sales milestones through 2022.

In October 2018, we completed the acquisition of PaxVax Holding Company Ltd., or PaxVax, a company focused on developing, manufacturing, and commercializing specialty vaccines that protect against existing and emerging infectious diseases, for an all-cash consideration of $270 million. With the closing of this transaction, we acquired two marketed vaccines – Vivotif® (Typhoid Vaccine Live Oral Ty21a), the only oral vaccine licensed by the FDA for the prevention of typhoid fever, and Vaxchora® (Cholera Vaccine, Live, Oral), the only FDA-licensed vaccine for the prevention of cholera, a potentially serious intestinal disease, caused by Vibrio cholerae serogroup O1. The acquisition broadens our development pipeline with vaccines that address adenovirus types 4 and 7, which are common causes of acute respiratory disease, and chikungunya, a viral disease spread to humans by infected mosquitoes that can cause severely debilitating joint pain. The acquisition also includes approximately 250 employees including those in research and development, manufacturing, and commercial operations with a specialty vaccine salesforce in the U.S. and in select European countries focused on the travelers' market and establishes an international manufacturing footprint with European-based cGMP biologics facilities.

In August 2018, the Coalition for Epidemic Preparedness Innovations, or CEPI, announced a collaboration with us and Profectus BioSciences, Inc., or Profectus, under which the parties will receive up to $36 million to advance the development and manufacture of a vaccine against the Lassa virus. Lassa virus infection—a single-stranded RNA virus belonging to the family Arenaviridae—can cause the acute viral hemorrhagic illness known as Lassa fever. The virus is spread to humans via contact with food or household items that have been contaminated with urine or feces from Mastomys rats. Under the terms of the Framework Partnering Agreement for the collaboration among the three parties, Profectus will receive development funding from CEPI for advancing its Lassa virus vaccine. CEPI will provide $4.3 million to support the first phase of the project, with options to invest up to a total of $36 million over five years, including procurement of the vaccine for stockpiling purposes. We will provide technical and manufacturing support for the CEPI-funded program. Through a separate agreement with Profectus, we have exercised the option to license and to assume control of development activities for the Lassa-virus vaccine from Profectus.

In July 2018, we announced the initiation of a Phase 1 clinical study to evaluate the safety and pharmacokinetics of ZIKV-IG, our anti-Zika virus immune globulin, being developed as a therapeutic intervention against Zika virus disease. ZIKV-IG was granted Fast Track designation by the FDA in December 2017. The FDA's fast track process is designed to facilitate the development and expeditious review of products to treat serious conditions and fill an unmet medical need. The main purpose is to get important new drugs to the patient earlier.

In June 2018, we announced a planned $50 million expansion to our Camden fill/finish facility located in Baltimore, Maryland. The multi-year expansion is expected to be completed in 2021 and will increase our contract development and manufacturing capability and capacity.

In May 2018, CEPI announced a collaboration with us and Profectus under which the parties will receive up to $25 million to advance the development and manufacture of a vaccine against the Nipah virus, or NiV, a bat-borne virus that can spread to both humans and livestock. We, through a separate agreement with Profectus, have an exclusive option to license and assume control of development activities for the NiV vaccine from Profectus. NiV and Hendra virus, or HeV, are closely related Paramyxoviruses that cause respiratory and encephalitis disease in a variety of animal hosts and in humans. There is currently no approved vaccine or therapeutic against either NiV or HeV.

In April 2018, we announced the successful completion of the Mutual Recognition Procedure, or MRP, for market authorization of BioThrax® in five Concerned Member States, or CMS, within the European Union, or EU, consisting of Italy, the Netherlands, Poland, the U.K., and France (where it will be marketed as BaciThrax™). We filed the mutual recognition application based on the existing Marketing Authorization of BioThrax in Germany granted by the Paul-Ehrlich-Institut. Following the positive MRP outcome, national licenses were issued by the five CMS countries.

In February 2018, we announced a contract award by the Centers for Disease Control and Prevention, or CDC, an operating division of the U.S. Department of Health and Human Services, or HHS, valued at $26 million over 12 months, for the continued supply of VIGIV into the U.S. Strategic National Stockpile, or SNS. VIGIV is the only therapeutic licensed by the FDA for the treatment of complications due to smallpox vaccination. Under the contract, we will conduct manufacturing runs, collect plasma for future manufacturing, and undertake additional activities in support of maintaining FDA licensure of VIGIV. VIGIV was developed on our hyperimmune platform, on which several marketed antibody therapeutics have been licensed, including Anthrasil®. This contract will continue the CDC's commitment to VIGIV, which was licensed in the U.S. by the FDA in 2005 and in Canada by Health Canada in 2007.

In February 2018, we, together with Valneva SE, or Valneva, announced the initiation of a Phase 1 clinical trial in the U.S. to evaluate the safety and immunogenicity of VLA1601, Valneva's vaccine candidate against Zika virus. Initial data from the trial are expected to be available in late 2018. Upon availability of Phase 1 data, we will have the option to continue the development and commercialization of a Zika vaccine under our worldwide exclusive license agreement with Valneva for a milestone payment of €5 million. The agreement provides Valneva potential additional milestone payments of up to €44 million related to product development, approval, commercialization, and product sales, future royalties on annual net sales, and the right, prior to a Phase 3 clinical trial, to negotiate for exclusive commercialization rights in Europe.

Financial Operations Overview

Revenues

We have derived a majority of our historical product sales revenues from BioThrax sales to the U.S. government. We are a party to a contract with the CDC valued at up to $911 million, to supply approximately 29.4 million doses of BioThrax to the SNS through September 2021. We are focused on increasing the sales of our marketed MCMs to U.S. government customers, as well as on expanding the market for our MCM product portfolio to other customers domestically and internationally.

We have received contract and grant funding from the Biomedical Advanced Research and Development Authority, or BARDA, Department of Defense, or DoD, the CDC, the Defense Threat Reduction Agency, or DTRA, and the National Institute of Allergy and Infectious Diseases, or NIAID, for the following development programs:

Development Programs	Funding Source	Award Date	Performance Period
Anthrasil	BARDA	09/2005	09/2005 — 04/2021
	BARDA	09/2018	09/2018 — 09/2023
Auto-injector platform	DoD	07/2017	07/2017 — 06/2022
BAT	BARDA	05/2006	05/2006 — 12/2027
CIADM	BARDA	06/2012	06/2012 — 06/2027
GC-072	DTRA	08/2014	08/2014 — 08/2019
NuThrax	NIAID	08/2014	08/2014 — 01/2020
	BARDA	03/2015	03/2015 — 03/2019
	BARDA	09/2016	09/2016 — 09/2021
SIAN	BARDA	09/2017	09/2017 — 09/2022
VIGIV	CDC	02/2018	02/2018 — 02/2019

Critical Accounting Policies and Estimates

During the nine months ended September 30, 2018, there have been no significant changes to our Critical Accounting Policies and Estimates contained in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the Securities and Exchange Commission, except for the adoption of the new revenue recognition standard.

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

Once the performance obligations in the contract have been identified, we estimate the transaction price of the contract. The estimate includes amounts that are fixed as well as those that can vary based on expected outcomes of the activities or contractual terms. Our variable consideration primarily includes consideration transferred under our development contracts with the U.S. government as consideration received can vary based on developmental progression of the product candidate(s). When a contract's transaction price includes variable consideration, we evaluate the estimate of the variable consideration to determine whether the estimate needs to be constrained; therefore, we include the variable consideration in the transaction price only to the extent that it is probable that a significant reversal of the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Variable consideration estimates are updated at each reporting date. There were no constraints or material changes to our variable consideration estimates during the nine months ended September 30, 2018.

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

Results of Operations

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

Revenues

	Three Months Ended September 30, 2018
(in millions)	2018	2017	Change	% Change

Product sales:
BioThrax	$45.9	$83.5	$(37.6)	(45%)
Other	87.4	30.8	56.6	184%
Total Product sales	133.3	114.3	19.0	17%
Contract manufacturing	22.2	18.9	3.3	17%
Contracts and grants	18.2	16.2	2.0	12%
Total revenues	$173.7	$149.4	$24.3	16%

Product sales:

The decrease in BioThrax sales was primarily due to the timing of BioThrax deliveries to the SNS. Substantially all of the BioThrax product sales revenues during the three months ended September 30, 2018 and 2017 consisted of sales to the U.S. government.

The increase in Other product sales relates primarily to:

▪	sales of ACAM2000 (which was acquired in October 2017) to the CDC;
▪	sales of Raxibacumab (which was acquired in October 2017) to BARDA;
▪	sales of RSDL to the DoD; and
▪	sales of Trobigard to the U.S. Department of State.

These increases in Other product sales were partially offset by a decrease in BAT sales primarily due to the timing of deliveries to the SNS.

Contract manufacturing:

The increase in Contract manufacturing revenue was primarily due to manufacturing services at our Camden facility.

Contracts and grants:

The increase in Contracts and grants revenue was primarily due to an increase in R&D activities related to certain ongoing funded development programs, including:

▪	SIAN primarily related to toxicology/safety studies and manufacturing development;
▪	ACAM2000 (acquired October 2017) primarily related to development contract closeout activities with the CDC;
▪	BAT primarily related to the timing of stability testing; and
▪	D4 primarily related to device concept and feasibility activities.

These increases in Contracts and grants revenue were partially offset by a reduction in revenue associated with the successful completion of multiple U.S. Government contracts as well as reduced R&D activities related to certain ongoing funded development programs, including:

▪	CIADM program, primarily due to the adoption of a new revenue accounting standard effective January 1, 2018; and
▪	NuThrax program related to the timing of clinical trial activities, partially offset by an increase in manufacturing development activities.

Cost of Product Sales and Contract Manufacturing

Cost of product sales and contract manufacturing increased by $28.7 million, or 64%, to $73.2 million for the three months ended September 30, 2018 from $44.5 million for the three months ended September 30, 2017. The increase was primarily attributable to the increase in Other product sales (primarily for ACAM2000 and Raxibacumab), partially offset by a decrease in BioThrax sales.

Research and Development Expenses

Research and development expenses increased by $14.3 million, or 63%, to $37.0 million for the three months ended September 30, 2018 from $22.7 million for the three months ended September 30, 2017. Net of contracts and grants revenue, during the three months ended September 30, 2018 and 2017, we incurred net research and development expenses of $18.8 million and $6.5 million, respectively.

The increase in research and development expense was primarily attributable to:

▪	timing of manufacturing development activities for ACAM2000 (acquired in October 2017);
▪	timing of a Phase 2 clinical study and related activities for our FLU-IGIV (NP025) program;
▪	timing of manufacturing development activities for our NuThrax product candidate; and
▪	timing of manufacturing activities and toxicology/safety studies for our SIAN product candidate.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $7.6 million, or 22%, to $42.1 million for the three months ended September 30, 2018 from $34.5 million for the three months ended September 30, 2017. The increase was primarily attributable to an increase in professional services to support our strategic growth initiatives.

Total Other Income (Expense), Net

Total other income (expense), net increased by $1.7 million, or 113%, to other income, net of $0.2 million for the three months ended September 30, 2018 from other expense, net of $1.5 million for the three months ended September 30, 2017. The increase was primarily attributable to a decrease in interest expense primarily due to the conversion of substantially all of the outstanding debt under our 2.875% Convertible Senior Notes due 2021 into shares of common stock during the fourth quarter of 2017.

Provision for Income Taxes

Provision for income taxes decreased by $12.2 million, to $0.6 million for the three months ended September 30, 2018 from $12.8 million for the three months ended September 30, 2017. The decrease was primarily due to a decrease in pre-tax income of $24.7 million, an increase in the discrete tax benefit, and the impact of the Tax Reform Act enacted on December 22, 2017 which reduced the U.S. federal corporate income tax rate from 35% to 21%.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Revenues

	Nine Months Ended September 30, 2018
(in millions)	2018	2017	Change	% Change

Product sales:
BioThrax	$143.7	$179.6	$(35.9)	(20%)
Other	245.4	80.3	165.1	206%
Total Product sales	389.1	259.9	129.2	50%
Contract manufacturing	72.0	52.7	19.3	37%
Contracts and grants	50.6	54.5	(3.9)	(7%)
Total revenues	$511.7	$367.1	$144.6	39%

Product sales:

The decrease in BioThrax sales was primarily due to the timing of BioThrax deliveries to the SNS. Substantially all of the BioThrax product sales revenues during the nine months ended September 30, 2018 and 2017 consisted of sales to the U.S. government.

The increase in Other product sales relates primarily to:

▪	sales of ACAM2000 (which was acquired in October 2017) to the CDC;
▪	sales of Raxibacumab (which was acquired in October 2017) to BARDA;
▪	sales of Trobigard to the U.S. Department of State;
▪	sales of RSDL to the DoD; and
▪	sales of Anthrasil to the Canadian National Defence ministry.

These increases in Other product sales were partially offset by a decrease in the sales of BAT due to the timing of deliveries to the SNS.

Contract manufacturing:

The increase in Contract manufacturing revenue was primarily due to the design, construction and validation of manufacturing capability for a third party at our Lansing, Michigan site and manufacturing services at our Canton, Massachusetts facility and manufacturing.

Contracts and grants:

The decrease in Contracts and grants revenue was primarily due to a reduction in revenue associated with the successful completion of multiple U.S. Government contracts as well as reduced R&D activities related to certain ongoing funded development programs, including:

▪
CIADM program primarily due to adoption of a new revenue accounting standard effective January 1, 2018. The decrease also includes a decrease in funding for CIADM task orders (related to Ebola and Zika);

▪	NuThrax program related to the timing of clinical trial activities, partially offset by an increase in manufacturing development activities; and
▪	large-scale manufacturing of BioThrax, primarily due to the timing of contract close out activities associated with the development contract from BARDA.

These decreases in Contracts and grants revenue were partially offset by an increase in the following R&D development programs, including:

▪	SIAN primarily related to toxicology/safety studies and manufacturing development;
▪	ACAM2000 (acquired October 2017) primarily related to development contract closeout activities with the CDC; and
▪	D4 primarily related to device concept and feasibility activities.

Cost of Product Sales and Contract Manufacturing

Cost of product sales and contract manufacturing increased by $95.0 million, or 76%, to $220.4 million for the nine months ended September 30, 2018 from $125.4 million for the nine months ended September 30, 2017. The increase was primarily attributable to the increase in Other product sales (primarily for ACAM2000 and Raxibacumab) and contract manufacturing activities.

These increases were partially offset by a decrease in BioThrax sales along with higher 2017 costs for BioThrax due to an increase in the cost per dose sold associated with decreased production yields in the period in which the doses were produced.

Research and Development Expenses

Research and development expenses increased by $21.9 million, or 32%, to $90.8 million for the nine months ended September 30, 2018 from $68.9 million for the nine months ended September 30, 2017. Net of contracts and grants revenue, during the nine months ended September 30, 2018 and 2017, we incurred net research and development expenses of $40.2 million and $14.4 million, respectively.

The increase in research and development expense was primarily attributable to:

▪	technology transfer activities for Raxibacumab (acquired in October 2017), moving the manufacturing from GlaxoSmithKline's facility to our Bayview facility;
▪	timing of manufacturing development activities for ACAM2000 (acquired in October 2017);
▪	timing of a Phase 2 clinical study and related activities for our FLU-IGIV (NP025) program; and
▪	timing of manufacturing activities and toxicology/safety studies for our SIAN product candidate.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $20.3 million, or 20%, to $121.8 million for the nine months ended September 30, 2018 from $101.5 million for the nine months ended September 30, 2017. The increase was primarily attributable to an increase in professional services to support our strategic growth and infrastructure improvement initiatives, along with an increase in compensation related costs.

Total Other Expense, Net

Total other expense, net decreased by $3.9 million, or 87%, to $0.6 million for the nine months ended September 30, 2018 from $4.5 million for the nine months ended September 30, 2017. The decrease was primarily attributable to a decrease in interest expense primarily due to the conversion of substantially all of the outstanding debt under our 2.875% Convertible Senior Notes due 2021 into shares of common stock during the fourth quarter of 2017.

Provision for Income Taxes

Provision for income taxes decreased by $6.2 million, to $11.8 million for the nine months ended September 30, 2018 from $18.0 million for the nine months ended September 30, 2017. The decrease was primarily due to the impact of the Tax Reform Act enacted on December 22, 2017 which reduced the U.S. federal corporate income tax rate from 35% to 21%. In addition, for the nine months ended September 30, 2018 and 2017, we recorded a discrete tax benefit of $8.7 million and $3.3 million, respectively, primarily associated with equity awards activity and finalizing positions taken on the Company's 2017 US federal and state income tax filings.

Liquidity and Capital Resources

Sources of Liquidity

From inception through September 30, 2018, we have funded our cash requirements principally with a combination of cash from our operations, debt financing, development funding, the net proceeds from our initial public offering and the sale of our common stock upon exercise of stock options. We have operated profitably for each of the last five years ended December 31, 2017. As of September 30, 2018, we had cash and cash equivalents of $339.4 million. As of September 30, 2018, we believe that we have sufficient liquidity to support operations over the next 12 months.

Cash Flows

The following table provides information regarding our cash flows for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended
	September 30,
(in millions)	2018	2017
Net cash provided by (used in):
Operating activities(i)	$207.0	$130.5
Investing activities	(48.7)	(42.4)
Financing activities	2.7	(18.7)
Net increase in cash and cash equivalents	$161.0	$69.4

(i) Includes the effect of exchange rates on cash and cash equivalents.

Operating Activities:

Net cash provided by operating activities of $207.0 million for the nine months ended September 30, 2018 was primarily due to our net income excluding non-cash items of $136.1 million and offset by changes in working capital which resulted in a net cash inflow of $71.4 million. Cash inflow includes a decrease in accounts receivable related to the timing of collection of amounts billed (primarily related to BioThrax, ACAM2000, BAT and VIGIV) and a decrease in inventories primarily due to the timing of deliveries of ACAM2000, BAT and RSDL, partially offset by a decrease in accounts payable and prepaid expenses and other assets.

Net cash provided by operating activities of $130.5 million for the nine months ended September 30, 2017 was primarily due to our net income excluding non-cash items of $111.0 million and changes in working capital which resulted in a net cash inflow of $19.6 million. Cash inflow includes an increase in deferred revenue, a decrease in accounts receivable related to the timing of collection of amounts billed primarily to the CDC, and a decrease in inventories primarily due to the timing of deliveries of BAT and VIGIV, partially offset by income taxes paid and a decrease in accrued expenses and other liabilities.

Investing Activities:

Net cash used in investing activities of $48.7 million for the nine months ended September 30, 2018 reflects infrastructure and equipment investments, including construction at our Baltimore CIADM manufacturing facility, partially offset by net proceeds from the sale of our manufacturing and development facility in Winnipeg, Manitoba.

Net cash used in investing activities of $42.4 million for the nine months ended September 30, 2017 reflects infrastructure and equipment investments, including construction at our Baltimore CIADM manufacturing facility.

Financing Activities:

Net cash provided by financing activities of $2.7 million for the nine months ended September 30, 2018 was primarily due to the $11.4 million in proceeds from the issuance of common stock pursuant to our employee stock option exercises, partially offset by $6.3 million associated with the taxes paid on behalf of employees for equity activity and $2.2 million in contingent obligation payments.

Net cash used in financing activities of $18.7 million for the nine months ended September 30, 2017 was primarily due to the payment of a $20.0 million note payable to Aptevo Therapeutics, Inc. in conjunction with the spin-off, $4.2 million associated with the taxes paid on behalf of employees for equity activity and $2.7 million in contingent obligation payments, partially offset by $10.8 million in proceeds from the issuance of common stock pursuant to our employee stock option exercises.

Long-term debt

2017 Credit Agreement

On September 29, 2017, the Company entered into a senior secured credit agreement, or the 2017 Credit Agreement, with four lending financial institutions. The 2017 Credit Agreement provided for a senior secured credit facility of up to $200 million through September 29, 2022. The 2017 Credit Agreement also included a $100 million accordion feature, which provided an additional $100 million in revolver or incremental term loans, at the option of the Company, resulting in a potential aggregate commitment of up to $300 million. On October 4, 2018, the Company drew down $100 million under the 2017 Credit Agreement to pay for a portion of the purchase price of PaxVax.

Amended and Restated Credit Agreement

On October 15, 2018, we entered into an Amended and Restated Credit Agreement, dated as of October 15, 2018, or the Amended Credit Agreement, which amended and restated our existing 2017 Credit Agreement, dated as of September 29, 2017.

The Amended Credit Agreement (i) increased the revolving credit facility, or the Revolving Credit Facility, from $200 million to $600 million, (ii) extended the maturity of the Revolving Credit Facility from September 29, 2022 to October 13, 2023, (iii) provided for a term loan in the original principal amount of $450 million, or the Term Loan Facility, and together with the Revolving Credit Facility, or the Senior Secured Credit Facility, (iv) added several additional lenders, (v) amended the applicable margin such that borrowings with respect to the Revolving Credit Facility will bear interest at the annual rate described below, (vi) amended the provision relating to incremental credit facilities such that we may request one or more incremental term loan facilities, or one or more increases in the commitments under the Revolving Credit Facility, each an Incremental Loan, in any amount if, on a pro forma basis, our consolidated secured net leverage ratio does not exceed 2.50 to 1.00 after such incurrence, plus $200 million and (vii) amended the maximum consolidated net leverage ratio financial covenant from 3.50 to 1.0 (subject to 0.50% step up in connection with material acquisitions) to the maximum consolidated net leverage ratio described below.

Prior to entering into the Amended Credit Agreement, the outstanding principal balance under the Revolving Credit Facility was approximately $100 million. On October 15, 2018, we borrowed an additional $218 million, bringing the total borrowings under the Revolving Credit Facility to $318 million and the full $450 million under the Term Loan Facility. Such borrowings were used to finance a portion of the consideration for the Adapt acquisition and related fees, costs and expenses and the remainder will be used for general corporate purposes.

The Revolving Credit Facility may be utilized for working capital, permitted acquisitions, capital expenditures and other general corporate purposes and is available for borrowing through October 12, 2023 (unless earlier terminated under the terms of the Credit Agreement).  Borrowings under the Revolving Credit Facility and the Term Loan Facility will bear interest at a rate per annum equal to (a) a eurocurrency rate plus a margin ranging from 1.25% to 2.00% per annum, depending on our consolidated net leverage ratio or (b) a base rate (which is the highest of the prime rate, the federal funds rate plus 0.50%, and a eurocurrency rate for an interest period of one month plus 1%) plus a margin ranging from 0.25 % to 1.00%, depending on our consolidated net leverage ratio.

We are required to make quarterly payments under the Amended Credit Agreement for accrued and unpaid interest on the outstanding principal balance under the Revolving Credit Facility and the Term Loan Facility, based on the above interest rates. In addition, we are required to pay commitment fees ranging from 0.150% to 0.300% per annum, depending on our consolidated net leverage ratio, in respect of the average daily unused commitments under the Revolving Credit Facility.  We are to repay the outstanding principal amount of the Term Loan Facility in quarterly installments based on an annual percentage equal to 2.5% of the original principal amount of the Term Loan Facility during each of the first two years of the Term Loan Facility, 5% of the original principal amount of the Term Loan Facility during the third year of the Term Loan Facility and 7.5% of the original principal amount of the Term Loan Facility during each year of the remainder of the term of the Term Loan Facility until the maturity date of the Term Loan Facility, at which time the entire unpaid principal balance of the Term Loan Facility will be due and payable. We have the right to prepay the Term Loan Facility without premium or penalty. The Revolving Credit Facility and the Term Loan Facility mature (unless earlier terminated) on October 13, 2023.

The Amended Credit Agreement also provides for mandatory prepayments of the Term Loan Facility in the event that we or our Subsidiaries (a) incur indebtedness not otherwise permitted under the Amended Credit Agreement or (b) receive cash proceeds in excess of $100 million during the term of the Senior Secured Credit Facility from certain dispositions of property or from casualty events involving their property, subject to certain reinvestment rights.

The Amended Credit Agreement contains affirmative and negative covenants customary for financings of this type. Negative covenants in the Amended Credit Agreement, among other things, limit the ability of us to: incur indebtedness and liens; dispose of assets; make investments including loans, advances, guarantees, or acquisitions (other than permitted acquisitions, subject to compliance with the financial covenants and certain other conditions); and enter into certain merger or consolidation transactions. The Amended Credit Agreement also contains financial covenants, including (1) a minimum consolidated debt service coverage ratio of 2.50 to 1.00, and (2) a maximum consolidated net leverage ratio of 4.00 to 1.00 through September 29, 2019, 3.75 to 1.00 from September 30, 2019 through September 29, 2020 and 3.50 to 1.00 thereafter, which may be adjusted to 4.00 to 1.00 for a four quarter period in connection with a material permitted acquisition, subject to the terms and conditions of the Amended Credit Agreement. Each of the ratios referred to in the foregoing clauses (1) and (2) is calculated on a consolidated basis for each consecutive four fiscal quarter period.

Funding Requirements

We expect to continue to fund our anticipated operating expenses, capital expenditures, debt service requirements and any future repurchase of our common stock from the following sources:

▪	existing cash and cash equivalents;
▪	net proceeds from the sale of our products and contract manufacturing services;
▪	development contracts and grants funding; and
▪	our senior secured credit facilities and any other lines of credit we may establish from time to time.

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

We are not restricted under the terms of the indenture governing our 2.875% Convertible Senior Notes due 2021 from incurring additional debt, securing existing or future debt, recapitalizing our debt or taking a number of other actions that are not limited by the terms of the indenture governing our notes that could have the effect of diminishing our ability to make payments on our indebtedness. However, our senior secured credit facility restricts our ability to incur additional indebtedness, including secured indebtedness.

Economic conditions may make it difficult to obtain financing on attractive terms, or at all. If financing is unavailable or lost, our business, operating results, financial condition and cash flows would be adversely affected, and we could be forced to delay, reduce the scope of or eliminate many of our planned activities.

Share Repurchase Program

In March 2018, our board of directors authorized our management to repurchase from time to time up to an aggregate of up to $50 million of our common stock under a board-approved share repurchase program. The term of the board authorization of the repurchase program is until December 31, 2019. Any repurchased shares will be available for use in connection with our stock plans and for other corporate purposes. As of September 30, 2018, we have not made any repurchases under this program.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, 1934, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2018, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act that occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

ANDA Litigation

On September 14, 2018, Adapt Pharma Inc., Adapt Pharma Operations Limited and Adapt Pharma Ltd., or collectively, Adapt Pharma, and Opiant Pharmaceuticals, Inc., or Opiant, received notice from Perrigo UK FINCO Limited Partnership, or Perrigo, that Perrigo had filed an Abbreviated New Drug Application, or ANDA, with the United States Food and Drug Administration, or FDA, seeking regulatory approval to market a generic version of NARCAN®  (naloxone hydrochloride) Nasal Spray 4mg/spray before the expiration of U.S. Patent Nos. 9,211,253, or the '253 Patent, 9,468,747, or the '747 Patent, 9,561,177, or the '177 Patent, 9,629,965, or the '965 Patent, and 9,775,838, or the '838 Patent. Perrigo's notice letter asserts that its generic product will not infringe any valid and enforceable claim of these patents.

On October 25, 2018, Emergent BioSolutions' Adapt Pharma subsidiaries and Opiant, or collectively, Plaintiffs, filed a complaint for patent infringement against Perrigo in the United States District Court for the District of New Jersey arising from Perrigo's ANDA filing with the FDA. As a result of timely filing the lawsuit in accordance with the Hatch-Waxman Act, a 30-month stay of approval will be imposed by the FDA on Perrigo's ANDA, which is expected to remain in effect until March 2021 absent an earlier judgment, unfavorable to the Plaintiffs, by the Court.  The Plaintiffs seek, among other relief, an order that the effective date of FDA approval of the ANDA be a date no earlier than the expiration of each of the '253 Patent, the '747 Patent, the '177 Patent, the '965 Patent and the '838 Patent, as well as equitable relief enjoining Perrigo from infringing these patents, and monetary relief as a result of any such infringement. Emergent continues to vigorously enforce the intellectual property portfolio related to NARCAN® Nasal Spray.

On or about February 27, 2018, Adapt Pharma Inc. and Adapt Pharma Operations Limited and Opiant received notice from Teva Pharmaceuticals Industries Ltd. and Teva Pharmaceuticals USA, Inc., or collectively Teva, that Teva had filed an ANDA with the FDA seeking regulatory approval to market a generic version of NARCAN® (naloxone hydrochloride) Nasal Spray 2 mg/spray before the expiration of U.S. Patent No. 9,480,644, or the 644 Patent, and U.S. Patent No. 9,707,226, or the '226 Patent. Teva's notice letter asserts that the commercial manufacture, use or sale of its generic drug product described in its ANDA will not infringe the '644 Patent or the '226 Patent, or that the '644 Patent and '226 Patent are invalid or unenforceable. Adapt Pharma Inc. and Adapt Pharma Operations Limited and Opiant filed a complaint for patent infringement against Teva in the United States District Court for the District of New Jersey.

On or about September 13, 2016, Adapt Pharma Inc. and Adapt Pharma Operations Limited and Opiant received notice from Teva that Teva had filed an ANDA with the FDA seeking regulatory approval to market a generic version of NARCAN® (naloxone hydrochloride) Nasal Spray 4 mg/spray before the expiration of U.S. Patent No. 9,211,253, or the '253 Patent. Adapt Pharma Inc. and Adapt Pharma Operations Limited and Opiant received additional notices from Teva relating to the '747, the '177, the '965, and the '838 Patents. Teva's notice letters assert that the commercial manufacture, use or sale of its generic drug product described in its ANDA will not infringe the '253, the '747, the '177, the '965, or the '838 Patent, or that the '253, the '747, the '177, the '965, and the '838 Patents are invalid or unenforceable. Adapt Pharma Inc. and Adapt Pharma Operations Limited and Opiant filed a complaint for patent infringement against Teva in the United States District Court for the District of New Jersey with respect to the '253 Patent. Adapt Pharma Inc. and Adapt Pharma Operations Limited and Opiant also filed complaints for patent infringement against Teva in the United States District Court for the District of New Jersey with respect to the '747, the '177, the '965, and the '838 Patents. All five proceedings have been consolidated.

In the complaints described in the prior two paragraphs above, the Plaintiffs seek, among other relief, an order that the effective date of FDA approval of the Teva ANDA be a date not earlier than the expiration of the applicable patent, as well as equitable relief enjoining Teva from making, using, offering to sell, selling, or importing the product that is the subject of the Teva ANDA until after the expiration of the applicable patent, and monetary relief as a result of any such infringement.

Shareholder Class Action Lawsuit filed July 19, 2016

On July 19, 2016, Plaintiff William Sponn, or Sponn, filed a putative class action complaint in the United States District Court for the District of Maryland on behalf of purchasers of the Company's common stock between January 11, 2016 and June 21, 2016, inclusive, or the Class Period, seeking to pursue remedies under the Exchange Act against the Company and certain of its senior officers and directors, collectively, the Defendants. The complaint alleges, among other things, that the Company made materially false and misleading statements about the government's demand for BioThrax and expectations that the Company's five-year exclusive procurement contract with HHS would be renewed and omitted certain material facts. Sponn is seeking unspecified damages, including legal costs. On October 25, 2016, the Court added City of Cape Coral Municipal Firefighters' Retirement Plan and City of Sunrise Police Officers' Retirement Plan as plaintiffs and appointed them Lead Plaintiffs and Robins Geller Rudman & Dowd LLP as Lead Counsel. On December 27, 2016, the Plaintiffs filed an amended complaint that cites the same class period, names the same defendants and makes similar allegations to the original complaint. The Company filed a Motion to Dismiss on February 27, 2017. The Plaintiffs filed an opposition brief on April 28, 2017. The Company's Motion to Dismiss was heard and denied on July 6, 2017. The Company filed its answer on July 28, 2017. The parties then engaged in the process of exchanging discovery. The Plaintiffs filed an amended motion for class certification and appointment of Sponn and Geoffrey L. Flagstad as lead plaintiffs on December 20, 2017. A hearing on that motion was heard on May 2, 2018. On June 8, 2018 the Court granted class certification with a shortened class period, May 5, 2016 to June 21, 2016. The Defendants believe that the allegations in the complaint are without merit and intend to defend themselves vigorously against those claims. But recognizing the risk of litigating any case to trial, on August 27, 2018, the Company has reached an agreement in principle with Plaintiffs to settle all related claims for any individual plaintiff that purchased Company stock from January 11, 2016 to June 21, 2016. The Company continues to deny any and all liability. On August 27, 2018, the Company reached an agreement in principle with Plaintiffs to settle all of the related claims of any individual plaintiff that purchased Company stock from January 11, 2016 to June 21, 2016, for $6.5 million, an amount that will be paid by the Company's insurance carrier. The settlement requires no payment by any of the Defendants. The Company and Defendants continue to deny any and all liability. The parties executed the settlement agreement on October 16, 2018, and filed the agreement with the court on October 17, 2018. The court granted preliminary approval of the settlement on October 18, 2018 and has scheduled a hearing regarding final approval for January 22, 2019. Although the court has granted preliminary approval, the court could decide not to grant final approval of the settlement or change terms of the settlement, and the law requires that individual plaintiffs have the right to opt-out of the settlement and bring their own, individual claims. The Company, therefore, at this time, cannot predict the results of this lawsuit and possible other legal proceedings with certainty. Defendants continue to believe that the allegations in the complaint are without merit.

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

GOVERNMENT CONTRACTING RISKS

We currently derive a substantial portion of our revenue from sales of BioThrax to our largest customer, the U.S. government. If the U.S. government's demand for and/or funding for procurement of BioThrax is substantially reduced, our business, financial condition, operating results and cash flows would be materially harmed.

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

The loss of any of our sole-source or single source suppliers or an increase in the price of inventory supplied to us could have an adverse effect on our business, financial condition and results of operations.

We purchase certain supplies used in our manufacturing processes from single sources due to quality considerations, costs or constraints resulting from regulatory requirements, including device and key packaging components for NARCAN Nasal Spray. Where a particular single-source supply relationship is terminated, we may not be able to establish additional or replacement suppliers for certain components or materials quickly. This is largely due to the FDA approval system, which mandates validation of materials prior to use in our products, and the complex nature of manufacturing processes. In addition, we may lose a sole-source supplier due to, among other things, the acquisition of such a supplier by a competitor (which may cause the supplier to stop selling its products to us) or the bankruptcy of such a supplier, which may cause the supplier to cease operations. Any reduction or interruption by a sole-source supplier of the supply of materials or key components used in the manufacturing of our products or an increase in the price of those materials or components could adversely affect our business, financial condition and results of operations.

Additionally, any failure by us to forecast demand for, or our suppliers to maintain an adequate supply of, the raw material and finished product for producing NARCAN Nasal Spray could result in an interruption in the supply of NARCAN Nasal Spray and a decline in sales of the product.

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

We intend to sell certain of our products outside the United States and recently received market authorization under the MRP to sell BioThrax in France, Italy, the Netherlands, Poland, and the U.K. and licensure of BioThrax in the five CMS countries. To market our products in foreign jurisdictions, we may need to obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. Approval by the FDA in the United States or the MRP in the CMS does not ensure approval by all foreign regulatory authorities. The approval procedures in foreign jurisdictions can vary widely and can involve additional clinical trials and data review beyond that required by the FDA or under the MRP. We and our collaborators may not be able to obtain foreign regulatory approvals on a timely basis, if at all, and we may be unable to successfully commercialize our products internationally. We have limited experience in preparing, filing and prosecuting the applications necessary to gain foreign regulatory approvals and expect to rely on third-party contract research organizations and consultants to assist us in this process.

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

The expansion of our international operations increases our risk of exposure to credit losses.

As we continue to expand our business activities with foreign governments in certain countries that have experienced deterioration in credit and economic conditions or otherwise, our exposure to uncollectible accounts will rise.  Global economic conditions and liquidity issues in certain countries have resulted and may continue to result in delays in the collection of accounts receivables and may result in credit losses. Future governmental actions and customer specific actions may require us to re-evaluate the collectability of our accounts receivable and we may potentially incur credit losses that may materially impact our operating results.

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

BioThrax, Raxibacumab, ACAM2000, Anthrasil, BAT, VIGIV, Vivotif, Vaxchora, and many of our current product candidates, including NuThrax, are biologics. Manufacturing biologic products, especially in large quantities, is complex. The products must be made consistently and in compliance with a clearly defined manufacturing process. Problems during manufacturing may arise for a variety of reasons, including problems with raw materials, equipment malfunction and failure to follow specific protocols and procedures. In addition, slight deviations anywhere in the manufacturing process, including obtaining materials, maintaining master seed or cell banks and preventing genetic drift, seed or cell growth, fermentation, contamination including from particulates among other things, filtration, filling, labeling, packaging, storage and shipping, potency and stability issues and other quality control testing, may result in lot failures or manufacturing shut-downs, delays in the release of lots, product recalls, spoilage or regulatory action. Such deviations may require us to revise manufacturing processes or change manufacturers. Additionally, as our equipment ages, it will need to be replaced. Replacement of equipment has the potential to introduce variations in the manufacturing process that may result in lot failures or manufacturing shut-downs, delay in the release of lots, product recalls, spoilage or regulatory action. Success rates can also vary dramatically at different stages of the manufacturing process, which can reduce yields and increase costs. From time to time, we may experience deviations in the manufacturing process that may take significant time and resources to resolve and, if unresolved, may affect manufacturing output and could cause us to fail to satisfy customer orders or contractual commitments, lead to a termination of one or more of our contracts, lead to delays in our clinical trials, result in litigation or regulatory action against us, including warning letters and other restrictions on the marketing or manufacturing of a product, or cause the FDA to cease releasing product until the deviations are explained and corrected, any of which could be costly to us, damage our reputation and negatively impact our business.

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

Acquisition efforts can consume significant management attention and require substantial expenditures, which could detract from our other programs. In addition, we may devote significant resources to potential acquisitions that are never completed. Even if we are successful in acquiring a company or product, it may not result in a successfully developed or commercialized product or, even if an acquired product is commercialized, competing products or technologies could render a product noncompetitive, uneconomical or obsolete. Moreover, the cost of acquiring other companies or in-licensing products could be substantial, and in order to acquire companies or new products, we may need to incur substantial debt or issue dilutive securities. For example, our acquisition of Adapt consisted of an upfront payment of approximately $635 million, exclusive of closing adjustments and holdbacks, and up to $100 million in cash based on achievement of certain sales milestones through 2022 and our acquisition of the ACAM2000 business required initial payments of $117.5 million and an additional milestone payment of $7.5 million on the achievement of a regulatory event. In addition, our acquisition of Raxibacumab required a $76 million upfront payment and may require up to $20 million in additional future milestone payments.

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

Our failure to successfully integrate acquired businesses and/or assets into our operations could adversely affect our ability to realize the benefits of such acquisitions and, therefore, to grow our business.

We may not be able to integrate any acquired business successfully or operate any acquired business profitably, including our recent acquisitions of Adapt and PaxVax. In addition, cost synergies, if achieved at all, may be less than we expect, or may take greater time to achieve than we anticipate.

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

Competition for BioThrax, Raxibacumab, ACAM2000, Anthrasil, BAT, VIGIV, Vivotif and Vaxchora otherwise referred to as our "Biologic Products," may be affected by follow-on biologics, or "biosimilars," in the United States and other jurisdictions. Regulatory and legislative activity in the United States and other countries may make it easier for generic drug manufacturers to manufacture and sell biological drugs similar or identical to our Biologic Products, which might affect the profitability or commercial viability of our Biologic Products. Under the Biologics Price Competition and Innovation Act of 2010, the FDA cannot approve a biosimilar application until the 12-year exclusivity period for the innovator biologic has expired. Regulators in the European Union and in other foreign jurisdictions have already approved biosimilars. The specific regulatory framework for this biosimilar approval path and the extent to which an approved biosimilar would be substituted for the innovator biologic are not yet clear and will depend on many factors. If a biosimilar version of one of our Biologic Products were approved, it could have a material adverse effect on the sales and gross profits of the affected Biologic Product and could adversely affect our business, financial condition, operating results and cash flows.

We expect our recently acquired NARCAN Nasal Spray marketed product to face future competition from other treatments.

Our marketed product NARCAN Nasal Spray faces substantial competition from other treatments, including injectable naloxone, auto-injectors and improvised nasal kits. In addition, other entrants may seek approval to market generic versions of NARCAN Nasal Spray before the underlying patents expire. For example, in 2016 and 2018 Teva filed, and in 2018 Perrigo filed, ANDAs which seek regulatory approval to market generic versions of NARCAN Nasal Spray before the expiration of certain underlying patents. Any reduction in demand for NARCAN in favor of a competing product, or unsuccessful efforts to defend underlying patents from infringement by generic entrants, could lead to a loss of market share and cause reduced revenues, margins and levels of profitability for us, which could adversely affect our business, financial condition, operating results and cash flows.

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

Our success will depend, in large part, on our ability to obtain and maintain protection in the United States and other countries for the intellectual property covering or incorporated into our technology, products and product candidates.  This is especially relevant with respect to our small molecule product candidates.  Obtaining and maintaining this protection is very costly. The patentability of technology in the biopharmaceutical field generally is highly uncertain and involves complex legal and scientific questions.

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

The cost of litigation to uphold the validity of patents to prevent infringement or to otherwise protect or enforce our proprietary rights could be substantial and, from time to time, our patents may be subjected to opposition proceedings or validity challenges. Some of our competitors may be better able to sustain the costs of complex patent litigation because they may have substantially greater financial resources. Intellectual property lawsuits are expensive and unpredictable and would consume management's time and attention and other resources, even if the outcome were successful. In addition, there is a risk that a court would decide that our patents are not valid, are unenforceable, or must be interpreted narrowly and that we do not have the right to stop another party from using the inventions covered by or incorporating them. There is also a risk that, even if the validity of a patent were upheld, a court would refuse to stop the other party from using the invention(s), including on the grounds that its activities do not infringe the patent. If any of these events were to occur, our business, financial condition, operating results and cash flows could be materially and adversely affected.

Our collaborators and licensors may not adequately protect our intellectual property rights. These third parties may have the first right to maintain or defend intellectual property rights in which we have an interest and, although we may have the right to assume the maintenance and defense of such intellectual property rights if these third parties do not do so, our ability to maintain and defend such intellectual property rights may be compromised by the acts or omissions of these third parties. For example, we license from:

Pfizer, Inc. an oligonucleotide adjuvant, CPG 7909, for use in our AV7909 anthrax vaccine product candidate.
Opiant Pharmaceuticals, Inc. formulations of naloxone, for use in our Narcan® Nasal Spray
Pharma Consult GmbH autoinjectors, including the autoinjector used for our Trobigard® atropine sulfate, obidoxime chloride.*

*Trobigard is not currently approved or cleared by the FDA or any similar regulatory body and is only distributed to authorized government buyers for use outside the US. This product is not distributed in the US.

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

We are a party to a number of license agreements and expect to enter into additional license agreements in the future. Our existing licenses impose, and we expect future licenses will impose, various diligence, milestone payment, royalty, insurance and other obligations on us. If we fail to comply with these obligations, the licensor may have the right to terminate the license and/or sue us for breach, which could cause us to not be able to market any product that is covered by the license and subject us to damages, which may be material.

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

These agreements may be breached, and we may not have adequate remedies for any such breach. In addition, our trade secrets may otherwise become known, including through a potential cyber security breach, or may be independently developed by competitors. If we are unable to protect the confidentiality of our proprietary information and know-how, or if others independently develop our proprietary information or processes, competitors may be able to use this information to develop products that compete with our products, which could materially and adversely impact our business.

FINANCIAL RISKS

Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our operations to pay our substantial debt.

As of September 30, 2018 our total consolidated indebtedness was approximately $13.5 million, including approximately $10.6 million of obligations under our senior convertible notes due in 2021. Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. We may also seek additional debt financing to support our ongoing activities or to provide additional financial flexibility. Debt financing could have significant adverse consequences for our business, including:

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

In connection with the acquisition of Adapt, we entered into an amendment and restatement of our 2017 credit agreement to provide for new five-year syndicated senior secured credit facilities that replaced our existing facility.  The senior secured credit facilities include a $450 million Term Loan and the ability to borrow up to a $600 million revolver, of which we have drawn down $450 million and $318 million, respectively. We may also seek additional debt financing to support our ongoing activities or to provide additional financial flexibility. Debt financing could have significant adverse consequences for our business, including:

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

If our capital resources are insufficient to meet our future capital requirements, we will need to finance our cash needs through public or private equity or debt offerings, bank loans or collaboration and licensing arrangements. In August 2018, we filed an automatic shelf registration statement, which immediately became effective under SEC rules. For so long as we continue to satisfy the requirements to be deemed a "well-known seasoned issuer" under SEC rules (which include, among other things, the timely filing of our reports under the Exchange Act and maintenance of at least $700 million of public float or issuing an aggregate amount of $1 billion of non-convertible securities, other than common stock, in registered offerings for cash during the past three years), this shelf registration statement, effective until August 8, 2021, allows us to issue an unrestricted amount of equity, debt and certain other types of securities through one or more future primary or secondary offerings. If we do not file a new shelf registration statement prior to August 8, 2021, the existing shelf registration statement will expire and we will not be able to publicly raise capital or issue debt until a new registration statement is filed and becomes effective. There can be no assurance that we will be eligible to file an automatically effective shelf registration statement at a future date when we may need to raise funds publicly.

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

The amount of insurance that we currently hold may not be adequate to cover all liabilities that may occur. Further product liability insurance may be difficult and expensive to obtain. We may not be able to maintain insurance coverage at a reasonable cost and we may not be able to obtain insurance coverage that will be adequate to satisfy all potential liabilities. For example, we may not have sufficient insurance against potential liabilities associated with a possible large-scale deployment of BioThrax as a countermeasure to a bioterrorism threat. We rely on PREP Act protection for BioThrax, Raxibacumab, ACAM2000, Anthrasil, BAT and VIGIV, and SAFETY Act protection for BioThrax and RSDL in addition to our insurance coverage to help mitigate our product liability exposure for these products. Additionally, potential product liability claims related to our commercial products, including NARCAN Nasal Spray, Vivotif and Vaxchora, may be made by patients, health care providers or others who sell or consume these products. Such claims may be made even with respect to those products that possess regulatory approval for commercial sale. Claims or losses in excess of our product liability insurance coverage could have a material adverse effect on our business, financial condition, operating results and cash flows.

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

Mr. El-Hibri has the ability to significantly influence the election of the members of our Board of Directors due to his substantial beneficial ownership of our common stock. As of October 26, 2018, Mr. El-Hibri was the beneficial owner of approximately 11% of our outstanding common stock. As a result, Mr. El-Hibri could exercise substantial influence over all corporate actions requiring board or stockholder approval, including a change of control, or any amendment of our certificate of incorporation or by-laws. The control by Mr. El-Hibri may prevent other stockholders from influencing significant corporate decisions. In addition, Mr. El-Hibri's significant beneficial ownership of our shares could present the potential for a conflict of interest.

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

Our stock price has been, and is likely to continue to be, volatile. The market price of our common stock could fluctuate significantly for many reasons, including in response to the risks described in this "Risk Factors" section, or for reasons unrelated to our operations, such as reports by industry analysts, investor perceptions or negative announcements by our customers, competitors or suppliers regarding their own performance, as well as industry conditions and general financial, economic and political instability. From November 15, 2006, when our common stock first began trading on the New York Stock Exchange, through October 26, 2018, our common stock has traded as high as $67.24 per share and as low as $4.40 per share. The stock market in general as well as the market for biopharmaceutical companies in particular has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price of our common stock may be influenced by many factors, including, among others:

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales or the perception in the market that the holders of a large number of shares intend to sell shares could reduce the market price of our common stock. Moreover, holders of an aggregate of approximately 6 million shares of our common stock outstanding as of October 26, 2018, have the right to require us to register these shares of common stock under specified circumstances.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

On October 15, 2018, in connection with our acquisition of Adapt, 733,309 shares of Common Stock were issued to stockholders of Adapt (based on the volume-weighted average price per share of the Common Stock as reported on the New York Stock Exchange for the ten-trading day period ending two days before closing, or $65.28 per share) in a private placement in reliance upon the exemption from the registration requirements set forth in Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder.

Use of Proceeds

Not applicable.

Purchases of Equity Securities

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.   MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

    The information set forth below is included herein for the purpose of providing disclosure under "Item 8.01 Other Events" of Form 8-K.

On or about October 26, 2018, Emergent BioSolutions' Adapt subsidiaries (collectively Adapt Pharma Inc., Adapt Pharma Operations Limited and Adapt Pharma Ltd.) and Opiant Pharmaceuticals, Inc. received a second Paragraph IV certification notice letter from Perrigo UK FINCO Limited Partnership, related to Perrigo's Abbreviated New Drug Application previously filed with the FDA.  Perrigo is seeking regulatory approval to market a generic version of NARCAN® (naloxone hydrochloride) Nasal Spray 4mg/spray prior to the expiry of the six patents listed in the FDA's Orange Book.  Perrigo's first notice letter related to five of the listed patents.  Perrigo's second notice letter alleges that its generic product will not infringe any valid and enforceable claim of the recently listed sixth patent, U.S. Patent No. 10,085,937.

ITEM 6. EXHIBITS

   The exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index immediately preceding the exhibits hereto.

EXHIBIT INDEX

Exhibit Number	Description
2.1†
Share Purchase Agreement, dated August 28, 2018, by and among Emergent BioSolutions Inc., the Sellers identified therein, Seamus Mulligan and Adapt Pharma Limited (incorporated by reference to Exhibit 2 to the Company's Current Report on Form 8-K, filed on October 15, 2018).

2.2†
Merger Agreement, dated August 8, 2018, by and among Emergent BioSolutions Inc., PaxVax Holding Company Ltd., Panama Merger Sub Ltd., and PaxVax SH Representative LLC (incorporated by reference to Exhibit 2 to the Company's Current Report on Form 8-K, filed on October 5, 2018).

10.1
Amended and Restated Credit Agreement, dated October 15, 2018, by and among Emergent BioSolutions Inc., the lenders party thereto from time to time, and Wells Fargo Bank, National Association, as the Administrative Agent (incorporated by reference to Exhibit 10 to the Company's Current Report on Form 8-K, filed on October 15, 2018).

10.2#†
Modification No. 13, effective September 21, 2018, to the Solicitation/Contract/Order for Commercial Items, effective December 8, 2016, from the Centers for Disease Control and Prevention to Emergent Biodefense Operations Lansing LLC.

10.3#†
Modification No. 2, effective August 29, 2018 to the Award/Contract, effective September 30, 2016, from the BioMedical Advanced Research and Development Authority to Emergent Product Development Gaithersburg, Inc.

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

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language):
(i)   Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2018 and 2017;
(ii)  Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2018 and 2017;
(iii) Condensed Consolidated Balance Sheets at September 30, 2018 and December 31, 2017;
(iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017; and
(v)  Condensed Consolidated Statement of Changes in Stockholders' Equity for the nine months ended September 30, 2018; and
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

Date: November 1, 2018

By: /s/RICHARD S. LINDAHL
Richard S. Lindahl
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Date: November 1, 2018