Form 10-K
period 2018-12-31
Emergent BioSolutions Inc.
filed 2019-02-22
CIK 1367644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.

See definitions of "large accelerated filer," "accelerated filer," "non-accelerated filer", "smaller reporting company" and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check on):

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

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2018 was approximately $2.1 billion based on the price at which the registrant's common stock was last sold on that date as reported on the New York Stock Exchange.

As of February 15, 2019, the registrant had 51.2 million shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement for its 2019 annual meeting of stockholders scheduled to be held in May 2019, which is expected to be filed with the Securities and Exchange Commission not later than 120 days after the end of the registrant's fiscal year ended December 31, 2018, are incorporated by reference into Part II, Item 5. and Part III of this annual report on Form 10-K. With the exception of the portions of the registrant's definitive proxy statement for its 2019 annual meeting of stockholders that are expressly incorporated by reference into this annual report on Form 10-K, such proxy statement shall not be deemed filed as part of this annual report on Form 10-K.

EMERGENT BIOSOLUTIONS INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

NOTE REGARDING COMPANY REFERENCES

References in this report to “Emergent,” the “Company,” “we,” “us,” and “our” refer to Emergent BioSolutions Inc. and its consolidated subsidiaries.

NOTE REGARDING TRADENAMES

BioThrax® (Anthrax Vaccine Adsorbed), RSDL® (Reactive Skin Decontamination Lotion Kit), BAT® [Botulism Antitoxin Heptavalent (A,B,C,D,E,F,G)-(Equine)], Anthrasil® (Anthrax Immune Globulin Intravenous [human]), NuThrax™ (anthrax vaccine adsorbed with CPG 7909 adjuvant), VIGIV [Vaccinia Immune Globulin Intravenous (Human)], Trobigard™ (atropine sulfate, obidoxime chloride), ACAM2000®, (Smallpox (Vaccinia) Vaccine, Live), Vivotif® (Typhoid Vaccine Live Oral Ty21a), Vaxchora® (Cholera Vaccine, Live, Oral), NARCAN® (naloxone HCI) Nasal Spray and any and all Emergent BioSolutions Inc. brands, products, services and feature names, logos and slogans are trademarks or registered trademarks of Emergent BioSolutions Inc. or its subsidiaries in the United States or other countries. All other brands, products, services and feature names or trademarks are the property of their respective owners.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K and the documents we incorporate by reference include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, including statements regarding the future earnings and performance of Emergent BioSolutions Inc. or any of our businesses, our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management, are forward-looking statements. We generally identify forward-looking statements by using words like “will,” “believes,” “expects,” “anticipates,” “intends,” “plans,” “forecasts,” “estimates” and similar expressions in conjunction with, among other things, discussions of financial performance or financial condition, growth strategy, product sales, manufacturing capabilities, product development, regulatory approvals or expenditures. These forward-looking statements are based on our current intentions, beliefs and expectations regarding future events. We cannot guarantee that any forward-looking statement will be accurate. You should realize that if underlying assumptions prove inaccurate or unknown risks or uncertainties materialize, actual results could differ materially from our expectations. You are, therefore, cautioned not to place undue reliance on any forward-looking statement. Any forward-looking statement speaks only as of the date on which such statement is made, and, except as required by law, we do not undertake to update any forward-looking statement to reflect new information, events or circumstances.

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

▪	our ability to obtain Emergency Use Authorization pre-approval for NuThrax (anthrax vaccine adsorbed with CPG 7909 adjuvant) from the U.S. Food and Drug Administration, or FDA;
▪	the availability of funding for our U.S. government grants and contracts;
▪	our ability to secure follow-on procurement contracts for our public health threat products that are under procurement contracts that have expired or will be expiring;
▪	our ability and the ability of our collaborators to protect our intellectual property rights;
▪	our ability to identify and acquire companies, businesses, products or product candidates that satisfy our selection criteria;
▪	our ability to successfully integrate and realize the benefits of our acquisitions of PaxVax Holding Company Ltd. and Adapt Pharma Limited, both of which were acquired in October 2018;
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

The foregoing sets forth many, but not all, of the factors that could cause actual results to differ from our expectations in any forward-looking statement. New factors emerge from time to time and it is not possible for management to predict all such factors, nor can it assess the impact of any such factor on the business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement. You should consider this cautionary statement, the risk factors identified in the section entitled “Risk Factors” in this annual report on Form 10-K and the risk factors identified in our periodic reports filed with the Securities and Exchange Commission when evaluating our forward-looking statements.

PART I
ITEM 1. BUSINESS
OVERVIEW

Emergent BioSolutions Inc. is a global life sciences company focused on providing to civilian and military populations a portfolio of innovative preparedness and response products and solutions that address accidental, deliberate and naturally occurring public health threats (“PHTs,” each a “PHT”). We were incorporated in the State of Michigan in May 1998 and subsequently reorganized as a Delaware corporation in June 2004.

We are focused on the following four distinct PHT categories: Chemical, Biological, Radiological, Nuclear and Explosives (“CBRNE”); emerging infectious diseases (“EID”); travelers’ diseases; and opioids. We have a product portfolio of eleven products (vaccines, antibody therapeutics, and drug-device combination products) that generate a majority of our revenue. We also have a development pipeline consisting of a diversified mix of both pre-clinical and clinical stage product candidates (vaccines, antibody therapeutics, and drug-device combination products). Finally, we also have a fully-integrated portfolio of contract development and manufacturing services. The U.S. government (the “USG”) is the largest purchaser of our products and provides us with substantial funding for the development of a number of our product candidates. We continue to pursue acquiring and developing products and solutions that provide an opportunity to serve both government customers and commercial (non-government) customers (“Dual Market”).

STRATEGY

Our strategy is centered on our core business of addressing PHTs. This strategy contemplates that we:

·	Continue to leverage and expand our leadership position in the PHT market, now further expanded to encompass the opioid and travelers’ markets as well as the CBRNE and EID markets;
·	Grow through the acquisition of products and businesses, particularly those that are revenue-generating and accretive;
·	Develop and manufacture innovative products and solutions, particularly with funding from governments and non-governmental organizations to defray research and development costs;
·	Focus on globalization and related international commercial capabilities; and
·	Diversify our product mix to include products that have Dual Market potential.

In executing on our strategy, we are leveraging our core competencies. These competencies include:
·	Unique and valuable commercial and government solutions for PHTs through formation of public-private partnerships;
·	Quality manufacturing across a spectrum of specialized and complex manufacturing processes, using multiple platform technologies;
·	Specialized government relations and contracting operations to support our government contracting business;
·	Successful completion of business and product acquisitions; and
·	Financial discipline driven by a prudent capital allocation strategy focused on generating positive returns on invested capital.

GROWTH THROUGH ACQUISITIONS AND COLLABORATIONS

We have a track record of growth through the acquisition of revenue-generating and accretive products and businesses. Our goal is to continue our expansion through targeted acquisitions of (1) government-procured products; (2) Dual-Market product opportunities, which are products that have both government and non-government / commercial market potential; and (3) products that are purely commercial in nature, but would leverage our core competencies in a unique way. Below is a summary of our significant acquisitions, transactions and collaborations.

Adapt Pharma Limited

On October 15, 2018, we completed the acquisition of Adapt Pharma Limited (“Adapt”), and its NARCAN® (naloxone HCl) Nasal Spray marketed product, the first and only needle-free formulation of naloxone approved by the Food and Drug Administration (“FDA”), and Health Canada, for the emergency treatment of known or suspected opioid overdose as manifested by respiratory and/or central nervous system depression. This acquisition includes the NARCAN® Nasal Spray marketed product and a development pipeline of new treatment and delivery options to address opioid overdose, and approximately 50 employees, located in the U.S., Canada, and Ireland, including those responsible for supply chain management, research and development, government affairs, and commercial operations.

We paid approximately $581.5 million in cash at the closing (inclusive of closing adjustments) and issued 733,309 shares of Common Stock, based on the volume-weighted average price per share of the Common Stock as reported on the New York Stock Exchange for the ten-trading day period ending two days before closing, or $65.28 per share (an aggregate total of $47.9 million, inclusive of adjustments). The remaining consideration payable for the acquisition consists of up to $100 million in cash based on the achievement of certain sales milestones through 2022. The Company funded the cash portion of the payments made at closing using a combination of cash-on-hand and borrowings under its Amended Credit Agreement, as described in the Long-term debt section below.

PaxVax Holding Company Ltd.

On October 4, 2018, we completed the acquisition of PaxVax Holding Company Ltd. (“PaxVax”), a company focused on developing, manufacturing, and commercializing specialty vaccines that protect against existing and emerging infectious diseases. This acquisition includes Vivotif® (Typhoid Vaccine Live Oral Ty21a), the only oral vaccine licensed by the FDA for the prevention of typhoid fever, Vaxchora® (Cholera Vaccine, Live, Oral), the only FDA-licensed vaccine for the prevention of cholera, an adenovirus 4/7 vaccine candidate being developed for military personnel under contract with the U.S. Department of Defense (“DoD”) and additional clinical-stage vaccine candidates targeting chikungunya and other emerging infectious diseases, European-based current good manufacturing practices (“cGMP”) biologics manufacturing facilities, and approximately 250 employees including those in research and development, manufacturing, and commercial operations with a specialty vaccines salesforce in the U.S. and in select European countries.

At the closing, we paid a cash purchase price of $273.1 million (inclusive of closing adjustments), using a combination of cash-on-hand and borrowings under our senior secured credit agreement.

ACAM2000

In October 2017, we completed the acquisition of the ACAM2000® (Smallpox (Vaccinia) Vaccine, Live) business of Sanofi Pasteur Biologics, LLC. This acquisition included ACAM2000, the only smallpox vaccine licensed by the FDA, a licensed, live-viral manufacturing facility and office and warehouse space, both in Canton, Massachusetts (for which we received FDA manufacturing approval for the transfer of the upstream portion of the manufacturing process of ACAM2000 in November 2017), and a live-viral fill/finish facility in Rockville, Maryland. With this acquisition, we also acquired a 10-year contract with the Centers for Disease Control and Prevention (“CDC”), which expired in March 2018. This contract was originally valued at up to $425 million, and upon acquisition had a remaining value at acquisition of up to approximately $160 million, reflecting the value of doses of ACAM2000 remaining to be delivered to the U.S. Strategic National Stockpile (“SNS”). As of December 31, 2018, there remains a portion of doses still to be delivered to the SNS under the current BARDA procurement contract. We expect to complete deliveries of such doses in 2019. We are negotiating a new multi-year contract with the Assistant Secretary for Preparedness and Response (“ASPR”) to deliver additional doses into the SNS.

Total consideration for this acquisition was $125 million. At closing, we paid $117.5 million in cash. The agreement also included an additional cash milestone payment of $7.5 million based upon FDA approval of the Canton facility for the manufacturing of ACAM2000. This regulatory milestone was achieved based on such approval in November 2017 and paid in cash in the fourth quarter of 2017.

raxibacumab

In October 2017, we completed the acquisition from Human Genome Sciences, Inc. and GlaxoSmithKline LLC, collectively GSK, of raxibacumab, the first fully-human monoclonal antibody product licensed by the FDA for the treatment and prophylaxis of inhalational anthrax. Total consideration for this acquisition was up to $96 million. At closing, we paid $76 million in cash. The agreement also included up to $20 million in future cash payments tied to product sales and manufacturing-related milestones. As of December 31, 2018, the milestones had not yet been achieved. With the acquisition, we assumed responsibility for a multi-year contract with the Biomedical Advanced Research and Development Authority (“BARDA”) with a remaining value at acquisition of up to approximately $130 million, to supply raxibacumab to the SNS through November 2019. We are currently in the process of pursuing FDA licensure for the transfer of bulk manufacturing of raxibacumab to our Bayview facility and the fill/finish process to our Camden facility, and under the terms of the acquisition agreements we will purchase product from GSK to enable completion of deliveries to the SNS under the current BARDA procurement contract.

Spin-Off of Biosciences Business

In August 2016, we completed a tax-free spin-off of our former biosciences business into a separate, stand-alone publicly-traded company, Aptevo Therapeutics Inc. (“Aptevo”). As part of the spin-off transaction, the assets that were a part of our former biosciences business segment were transferred to Aptevo. These assets included our former biosciences commercial products IXINITY [coagulation factor IX (recombinant)], WinRho® SDF [(Rho(D) Immune Globulin Intravenous (Human)], HepaGam B® [Hepatitis B Immune Globulin Intravenous (Human)] and VARIZIG® [Varicella Zoster Immune Globulin (Human)], as well as our former oncology and hematology therapeutics development assets and platforms.

Cangene Corporation

In February 2014, we acquired Cangene Corporation, which included the following products: BAT® for the treatment of botulism; Anthrasil for the treatment of anthrax infection; and VIGIV for the treatment of adverse reactions to vaccinia virus vaccinations. The acquisition also included a hyperimmune technology platform as part of a manufacturing site in Winnipeg, Manitoba, Canada (our Winnipeg site), and which is used to manufacture the BAT, Anthrasil and VIGIV products. We also acquired Cangene's fill/finish contract manufacturing services business in Baltimore, Maryland (our Camden facility), including agreements with customers to fill/finish a number of commercial and clinical-stage products worldwide.

Other Acquisitions and Collaborations

In recent years, we have also entered into the following other transactions.

·
In August 2018, our collaboration with the Coalition for Epidemic Preparedness Innovations (“CEPI”) and Profectus BioSciences, Inc. (“Profectus”), under which we intend to advance the development and manufacture of a vaccine against the Lassa virus;

·
In November 2017, our agreement with Profectus to have the option to license multiple vector vaccine product candidates, including those for Nipah, and viral hemorrhagic fevers caused by Ebola, Marburg and Lassa viruses;

·
In July 2017, our collaboration with Southwest Research Institute, an independent, nonprofit applied research and development organization headquartered in San Antonio, Texas, under which we are developing an intra-nasal spray device for the treatment of known or suspected acute cyanide poisoning; and

·	In December 2015, our acquisition of Unither Virology LLC, which held a broad family of iminosugar small molecules that have activity against a variety of enveloped viruses.

OUR BUSINESS UNITS

We are organized into four business units: Vaccines and Anti-Infectives; Devices; Antibody Therapeutics; and Contract Development and Manufacturing.

Vaccines and Anti-Infectives

Products

Our Vaccines and Anti-Infectives business unit contains a portfolio of specialty vaccines and unique anti-infectives that address existing and emerging PHTs. The current portfolio consists of the following products.

VACCINES AND ANTI-INFECTIVES UNIT
Product	Indication(s)	Regulatory Approvals
BioThrax® (Anthrax Vaccine Adsorbed)	GUP - General use prophylaxis of anthrax disease; and PEP - Post-exposure prophylaxis of anthrax disease in combination with appropriate antibacterial drugs.	United States, Germany, Singapore, UK, Germany, Netherlands, France, Poland, Italy and Canada.
ACAM2000® (Smallpox (Vaccinia) Vaccine, Live)	Vaccination for active immunization against smallpox disease for persons determined to be at high risk for smallpox.	United States, Australia, Singapore
Vaxchora® (Cholera Vaccine Live Oral)	Oral vaccine for the prevention of cholera.	United States
Vivotif® (Typhoid Vaccine Live Oral Ty21a)	Oral vaccine for the prevention of typhoid fever.
United States, Canada, Australia, New Zealand, Singapore, South Korea, Hong Kong, Malaysia, UK, France, Italy, Portugal, Spain, Switzerland, Belgium, Luxembourg, The Netherlands, Germany, Austria, Norway, Denmark, Finland, Sweden, The Czech Republic, Slovakia

BioThrax® (Anthrax Vaccine Adsorbed). BioThrax is the only vaccine licensed by the FDA for the general use prophylaxis (“GUP”), of anthrax disease. In April 2014, the FDA granted orphan drug designation to BioThrax for the post-exposure prophylaxis (“PEP”), indication, (please see “Regulation – Marketing Approval – Biologics, Drugs and Vaccines– Orphan Drugs”), giving it market exclusivity in the United States until November 2022. In November 2015, the FDA approved our supplemental Biologics License Application (“BLA”), to expand the BioThrax label to include the PEP indication for BioThrax administered in combination with antimicrobial therapy. Anthrax is a potentially fatal disease caused by the spore forming bacterium, Bacillus anthracis. Inhalational anthrax is the most lethal form of anthrax. Death due to inhalational anthrax infection often occurs within 24-36 hours of the onset of advanced respiratory complications. In the U.S., BioThrax is administered in a GUP setting by intramuscular injection in a three-dose primary series over an initial six-month period. The vaccine is protective after completion of this three-dose primary series. After the primary series, two additional doses are given one each at 12 and 18 months, with booster doses annually thereafter. BioThrax is administered in a PEP setting in conjunction with recommended antibacterial drugs following suspected or confirmed Bacillus anthracis exposure. The vaccination schedule for PEP consists of three doses of BioThrax administered subcutaneously at 0, 2- and 4-weeks post-exposure combined with antimicrobial therapy. In December 2016, we signed a follow-on contract with the CDC, an agency within the U.S. Department of Health and Human Services (“HHS”) for the supply of up to approximately 29.4 million doses of BioThrax for delivery into the SNS, over a five-year period ending in September 2021. The potential value of this contract is approximately $911 million, if all procurement options are exercised. In March 2017, we entered into an additional contract with BARDA, originally valued at up to $100 million, for the delivery of BioThrax to the SNS, over a two-year period of performance. We completed deliveries under this contract in 2017.

In August 2016, the FDA licensed Building 55, our large-scale manufacturing facility in Lansing, Michigan, for the manufacture of BioThrax. This facility has the potential to manufacture up to 20 to 25 million doses of BioThrax annually.

ACAM2000® (Smallpox (Vaccinia) Vaccine, Live). ACAM2000 is the only smallpox vaccine licensed by the FDA and is the primary smallpox vaccine designated for use in a bioterrorism emergency, with more than 230 million doses having been supplied to the SNS. ACAM2000 is also licensed in Australia and Singapore and is currently stockpiled both in the United States and internationally. Smallpox is a highly contagious disease caused by the variola virus, a member of the orthopox virus family. According to the CDC, it is one of the most devastating diseases with a mortality rate as high as 30%. ACAM2000 is administered by percutaneous route in one dose with a bifurcated needle using the multiple puncture method. The vaccine stimulates a person's immune system to develop antibodies and cells in the blood and elsewhere that can then help the body fight off a smallpox infection if exposure to smallpox occurs. Upon the closing of the ACAM2000 acquisition, we acquired a 10-year CDC contract, which expired in March 2018. The original contract, valued at up to $425 million, called for the delivery of ACAM2000 to the SNS and establishing U.S.-based manufacturing of ACAM2000, specifically the transfer of the upstream portion of the ACAM2000 production process from Austria to a U.S.-based manufacturing facility. This technology transfer was completed and approved by the FDA in November 2017 and we are continuing to make deliveries under the prior contract. At acquisition, there was $160 million of remaining value on the prior contract subject to the availability of government funding, and we expect to fulfill the remaining product deliveries to the SNS in the first half of 2019.  We are negotiating a new multi-year contract with ASPR to deliver additional doses into the SNS.

Vaxchora®. (Cholera Vaccine Live Oral) Vaxchora is a live attenuated cholera vaccine for oral administration and the first vaccine approved by the FDA for the prevention of cholera infection. Cholera, a potentially life-threatening bacterial infection that occurs in the intestines and causes severe diarrhea and dehydration, has a low incidence in the U.S., but a high incidence in Africa, Southeast Asia, and other locations around the world. These areas draw travelers from the U.S., so cholera can occur in patients who return to the U.S. from visits to these regions. Vaxchora is indicated for active immunization against cholera caused by the bacterium V. cholerae serogroup O1. Vaxchora is approved for use in patients 18–64 years of age who are traveling to known cholera-infected areas.

Vivotif®. (Typhoid Vaccine Live Oral Ty21a) Vivotif is a live attenuated vaccine for oral administration to prevent typhoid fever. The vaccine contains the attenuated strain Salmonella typhi Ty21a (1,2). Typhoid fever is a potentially severe and occasionally life-threatening febrile illness caused by Salmonella enterica serotype Typhi (S Typhi), a bacterium that only lives in humans. It is usually acquired by consumption of water or food that has been contaminated by feces of an infected person. Typhoid fever is uncommon in North America and Europe. However, travelers from North America and Europe going to Asia, Africa, and Latin America have been particularly at risk. Even short-term travel to high-incidence areas is associated with risk for typhoid fever. In the U.S., Vivotif is indicated for immunization of adults and children greater than 6 years of age against disease caused by S Typhi.

Product Candidates

The chart below highlights our primary Vaccines and Anti-infectives product candidates.

Product Candidate	Partner	Platform	Threat Type
NuThrax™ Next generation anthrax vaccine	HHS - BARDA	Vaccine	Biological
CHIKUNGUNYA Chikungunya VLP vaccine	--	Vaccine	EID
ADENOVIRUS 4/7 Live, attenuated vaccine	DoD - USAMRAA	Vaccine	EID
rVSV-Lassa Vaccine for prevention of Lassa fever	CEPI	Vaccine	EID
rVSV-Marburg Vaccine for prevention of Marburg hemorrhagic fever	--	Vaccine	Biological
rVSV-Sudan Vaccine for prevention of Sudan hemorrhagic fever	--	Vaccine	Biological
rVSV-QUAD Vaccine for prevention of hemorrhagic fever caused by infection with Lassa, Ebola, Sudan or Marburg virus	NIAID (to Profectus)	Vaccine	Biological
rVSV-Ebola Vaccine for prevention of Ebola hemorrhagic fever	--	Vaccine	Biological

NuThrax™ (anthrax vaccine adsorbed with CPG 7909 adjuvant). We are developing NuThrax, an anthrax vaccine product candidate based on BioThrax combined with CPG 7909, an adjuvant that we license from Pfizer Inc. We are developing NuThrax, in part with funding from the National Institute of Allergy and Infectious Diseases (“NIAID”) and BARDA, to potentially elicit a more rapid onset of immune response using fewer doses than BioThrax while still providing protective immunity in patients. Using funds from our 2010 development contract with NIAID, in October 2014, we completed a Phase 2 safety, immunogenicity and dose ranging clinical trial of NuThrax in which all endpoints were successfully met, including requiring a two-dose regimen, versus the BioThrax three-dose regimen, which may shorten the recommended antibiotic (60-day) regimen for anthrax post-exposure prophylaxis. In September 2014, we also obtained additional funding through a five-year development contract with NIAID of up to $29 million to support the development of a dry formulation of NuThrax, including: assay development and non-clinical activities through the preparation of an Investigational New Drug (“IND”) application to the FDA. The dry formulation of NuThrax is intended to increase stability of the vaccine candidate at ambient and higher temperatures, with the objective of eliminating the need for cold chain during shipping and storage. In March 2015, we signed a development contract with BARDA valued at $31 million to develop NuThrax for post-exposure prophylaxis of anthrax disease. In September 2016, we signed a combination development and procurement contract with BARDA for up to approximately $1.5 billion, including a five-year base period of performance valued initially at approximately $200 million to develop NuThrax for post-exposure prophylaxis of anthrax disease and to deliver to the SNS an initial two million doses, subsequently modified to three million doses in March 2017, following Emergency Use Authorization (“EUA”) pre-approval by the FDA. We applied for EUA in the fourth quarter of 2018 and, although there can be no assurances, we anticipate that the FDA could grant EUA designation to NuThrax as early as this year, triggering the initial three million dose delivery of NuThrax into the SNS in 2019. The contract also includes procurement options for the delivery of an additional 7.5 million to 50 million doses of NuThrax into the SNS, valued from approximately $255 million to up to $1.3 billion, respectively, and options for an additional clinical study and post-marketing commitments valued at $48 million, which, if all were to be exercised in full, could increase the total contract value to approximately $1.5 billion. See “Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Overview – Highlights and Business Accomplishments for 2018” for additional details.

Chikungunya. We licensed the chikungunya virus (“CHKV”), a virus-like particle (“VLP”), vaccine product candidate from the Vaccine Research Center ("VRC") at the National Institutes of Health ("NIH"). VLPs for alphaviruses are comparable to the physical structure of the native virus, and contain repetitive, high density displays of viral surface proteins that present conformational viral epitopes that elicit strong B- and T-cell immune responses. Since VLPs cannot replicate, they provide a safer alternative to attenuated and inactivated vaccines throughout production and use and can be administered in unrestricted target populations. VRC has previously demonstrated in this product candidate both nonclinical and clinical (Phase 1) safety, immunogenicity and efficacy data. A key passive transfer study demonstrated that mice dosed with purified antibody from VLP-immunized NHPs were protected from an otherwise lethal CHKV infection. We established and scaled a CHKV cGMP production process at our facilities in San Diego, California. A Phase 1 trial demonstrated that the vaccine elicits anti-CHKV neutralizing antibody responses in humans significantly above the level believed to be protective in the passive transfer study. Two Phase 2 safety and immunogenicity trials are currently ongoing. The NIH has sponsored a Phase 2 trial  at multiple endemic sites in the Caribbean. The study is a double-blind, placebo-controlled study with 200 subjects, which was initiated in 2016. The subjects are currently being followed for safety, immunogenicity and efficacy. As of August 2018, we have completed enrollment of the Phase 2 study. The primary objectives are to assess safety and anti-CHKV neutralizing antibody responses with different doses, different formulations and different dosing schedules. The study will also assess duration of neutralizing antibody responses induced by different formulations and schedules. Upcoming development activities include Phase 3 development, including process validation and manufacture, Phase 3 clinical studies in the U.S. and CHKV endemic areas, supportive nonclinical toxicity and efficacy studies, and a BLA submission. Collectively, these studies are intended to provide clinical and regulatory data for U.S. licensure and possible World Health Organization prequalification.

Adenovirus 4/7. In 2014, we formed a partnership with the DoD to modernize the production of the Adenovirus vaccine (“ADVV-MP”). An IND application for a new ADVV-MP was submitted to the FDA on January 30, 2017 and a Phase 1 study has been completed that demonstrates high seroconversion rates for Ad 7, indicating vaccine efficacy. Further development activities of the ADVV-MP will be dependent upon a continued partnership with the DoD and subject to government funding.

rVSV-VHF (vector vaccines for hemorrhagic fever). In November 2017, we entered into an agreement with Profectus to have the option to license multiple vector vaccine product candidates, including those for Nipah, and viral hemorrhagic fevers caused by Ebola, Marburg and Lassa viruses. In April 2018, we exercised our development license for rVSV-Marburg and rVSV-Quad vaccines. In October 2018, we exercised our development rights to rVSV-Lassa, rVSV-Ebola and rVSV-Sudan. The rVSV-Quad vaccine development is currently being funded by a contract award to Profectus from the NIAID under which we are performing manufacturing activities.

In August 2018, CEPI announced a collaboration with us and Profectus, under which the parties may receive up to $36 million to advance the development and manufacture of a vaccine against the Lassa virus. Lassa virus infection—a single-stranded RNA virus belonging to the family Arenaviridae—can cause the acute viral hemorrhagic illness known as Lassa fever. The virus is spread to humans via contact with food or household items that have been contaminated with urine or feces from Mastomys rats. Under the terms of the Framework Partnering Agreement for the collaboration among the three parties, Profectus will receive development funding from CEPI for advancing its Lassa virus vaccine. CEPI will provide $4.3 million to support the first phase of the project, with options to invest up to a total of $36 million over five years, including procurement of the vaccine for stockpiling purposes. We will provide technical and manufacturing support for the CEPI-funded program. Through our agreement executed with Profectus in October 2018, we have exercised the option to license and to assume control of development activities for the rVSV-Lassa vaccine from Profectus.

Below is a brief description of the primary rVSV-VHF candidates.

·	rVSV-Lassa, a recombinant vesicular stomatitis virus vectored vaccine for prevention of Lassa fever;
·	rVSV-Marburg, a recombinant vesicular stomatitis virus vectored vaccine for prevention of viral hemorrhagic fever caused by infection with Marburgvirus;
·	rVSV-Ebola, a recombinant vesicular stomatitis virus vectored vaccine for prevention of viral hemorrhagic fever caused by infection with Zaire ebolaviruses;
·	rVSV-Sudan, a recombinant vesicular stomatitis virus vectored vaccine for prevention of viral hemorrhagic fever caused by infection with Sudan Ebolavirus; and
·	rVSV-QUAD, a recombinant vesicular stomatitis virus vectored vaccine for prevention of hemorrhagic fever caused by infection with Lassa, Ebola, Marburg or Sudan virus infections.

Our Vaccines and Anti-Infectives business unit has other product candidates addressing PHTs, including influenza, anti-bacterials, and antivirals, among others.

Devices

Products

Our Devices business unit contains a broad portfolio of drug-device combination products that incorporate convergent technologies that enable both governments and patients (Dual Market) opportunities to address PHTs and challenging life-threatening conditions. The current portfolio consists of the following drug-device combination products.

DEVICES UNIT
Product	Indication(s)	Regulatory Approvals
NARCAN® (naloxone HCl)Nasal Spray	Emergency treatment of known or suspected opioid overdose as manifested by respiratory and/or central nervous system depression	· United States · Canada
RSDL® (Reactive Skin Decontamination Lotion Kit)	Removal or neutralization of chemical warfare agents and T-2 toxin from the skin: tabun, sarin, soman, cyclohexyl sarin, VR, VX, mustard gas and T-2 toxin.	· United States (510k) · Canada · Australia · European Union · Israel
Trobigard™ (atropine sulfate, obidoxime chloride	Auto-injector device designed for intramuscular self-injection of atropine sulfate and obidoxime chloride as a nerve agent countermeasure.
Trobigard is not currently approved or cleared by the FDA or any similar regulatory body, and is only distributed to authorized government buyers for use outside the United States. This product is not distributed in the United States.

NARCAN® (naloxone HCl) Nasal Spray.  NARCAN® (naloxone HCl) Nasal Spray is the first and only needle-free formulation of naloxone approved by the FDA and Health Canada, for the emergency treatment of known or suspected opioid overdose as manifested by respiratory and/or central nervous system depression. The primary customers for NARCAN® Nasal Spray are state health departments, local law enforcement agencies, community-based organizations, substance abuse centers, federal agencies and consumers through physician directed or standing order prescriptions.

RSDL® (Reactive Skin Decontamination Lotion Kit). RSDL is the only medical device cleared by the FDA that is intended to remove or neutralize chemical warfare agents from the skin, including tabun, sarin, soman, cyclohexyl sarin, VR, VX, mustard gas and T-2 toxin. RSDL has also been cleared as a medical device by Health Canada, has a current European Conformity (“CE”) mark under European Directives, and is licensed by the Israel Ministry of Health and by Australia's Therapeutics Goods Administration. To date, the principal customers for RSDL have been agencies of the USG, including the DoD and the National Guard. Our current contract with the DoD, awarded in September 2017 after the expiration of our initial DoD contract, is a five-year follow-on contract valued at up to approximately $171 million to supply RSDL for use by all branches of the U.S. military. In addition to the DoD and other USG agencies, beginning in 2017, we made RSDL available for the first time for purchase by civilians in the United States on Amazon.com. We have also sold RSDL to 35 foreign countries outside the United States since the device was cleared in 2003. We intend to continue our sales to USG agencies and the DoD and to identify new markets where RSDL can be promoted and sold under its current FDA clearance.

TrobigardTM (Atropine Sulfate/Obidoxime Chloride auto-injector). Trobigard auto-injector is designed to deliver atropine sulfate and obidoxime chloride for emergency treatment of organophosphate nerve agent or insecticide poisoning. In October 2017, we were awarded a contract, valued at up to approximately $25 million by the U.S. Department of State (“DoS”), to deliver our Trobigard product and training auto-injectors for emergency use outside of the United States. The contract consists of a one-year base period of performance with a six-month option period. Trobigard is not currently approved or cleared by the FDA or any similar regulatory body and is only distributed to authorized government buyers for use outside the United States. This product is not distributed in the United States.

Product Candidates

Within our Devices business unit, we are leveraging our proprietary auto-injector platform to develop several investigational stage product candidates, including:

SIAN (stabilized isoamyl nitrite). In September 2017, we were awarded a contract by BARDA valued at approximately $63 million to develop an antidote intra-nasal spray device for the treatment of known or suspected acute cyanide poisoning. The single-use intranasal spray device is being developed to deliver a stabilized form of isoamyl nitrite (“SIAN”) and is intended to be developed for use by first responders and medical personnel following a cyanide incident.

D4. In July 2017, we were awarded a contract by DoD valued at up to approximately $23 million to develop a multi-drug auto-injector for nerve agent antidote delivery (atropine and pralidoxime chloride), which we refer to as D4.

Development Candidates from Adapt Acquisition. We acquired from Adapt multiple constructs in various stages of development focused on new treatments and delivery options for opioid overdose response.

In addition, we are continuing to look at opportunities to expand our portfolio of auto-injector product candidates and, eventually, product line.

Antibody Therapeutics

Products

Our Antibody Therapeutics business unit contains a broad portfolio of specialty antibody-based therapeutics and prophylactics that address a broad range of existing and emerging PHTs. The current portfolio consists of the following products.

ANTIBODY THERAPEUTICS UNIT
Product	Indication(s)	Regulatory Approvals
raxibacumab
Treatment and prophylaxis of inhalational anthrax in adult and pediatric patients in combination with appropriate antibacterial drugs and for prophylaxis of inhalational anthrax when alternative therapies are not available or are not appropriate.
United States
Anthrasil® [Anthrax Immune Globulin Intravenous (Human)]	Treatment of inhalational anthrax in adult and pediatric patients in combination with appropriate antibacterial drugs.	United States, Canada
BAT® [Botulism Antitoxin Heptavalent (A,B,C,D,E,F,G)-(Equine)]	Treatment of symptomatic botulism following documented or suspected exposure to botulinum neurotoxin serotypes A, B, C, D, E, F, or G in adults and pediatric patients.	United States, Canada
VIGIV [Vaccinia Immune Globulin Intravenous (Human)]
Treatment of complications due to vaccinia vaccination, including:
• Eczema vaccinatum;
• Progressive vaccinia;
• Severe generalized vaccinia; and
• Aberrant infections induced by vaccinia virus (except in cases of isolated keratitis).
United States, Canada

raxibacumab. raxibacumab is the first fully-human monoclonal antibody therapeutic licensed by the FDA for the treatment and prophylaxis of inhalational anthrax due to bacillus anthracis. It was licensed by the FDA in December 2012 and has orphan drug designation in the United States, giving it market exclusivity in the United States until December 2019. raxibacumab is indicated for the treatment of adult and pediatric patients with inhalational anthrax in combination with appropriate antibacterial drugs and for prophylaxis of inhalational anthrax when alternative therapies are not available or not appropriate. raxibacumab has been supplied to the SNS since 2009 under contracts with BARDA. Upon the closing of our acquisition of raxibacumab from GSK, we assumed responsibility for a multi-year contract with BARDA, valued at up to approximately $130 million at acquisition, to supply the product to the SNS through November 2019. We intend to pursue negotiation of a follow-on contract with the USG to ensure the uninterrupted supply of this medical countermeasure (“MCM”) to the SNS. Under the terms of our acquisition agreements, we intend to purchase product from GSK to enable completion of deliveries to the SNS under the existing BARDA procurement contract. We have initiated the process of the transfer of raxibacumab bulk manufacturing from GSK to our Bayview facility and fill/finish activities to our Camden facility.

Anthrasil® [Anthrax Immune Globulin Intravenous (Human)]. Anthrasil is the only polyclonal antibody therapeutic licensed by the FDA for the treatment of inhalational anthrax. Anthrasil is comprised of purified human polyclonal immune globulin G (“IgG”) containing polyclonal antibodies directed to the anthrax toxins of Bacillus anthracis, the bacteria that causes anthrax disease, and is prepared using plasma collected from healthy, screened donors who have been immunized with our BioThrax vaccine. Anthrasil was licensed by the FDA in March 2015 for the treatment of suspected or documented inhalational anthrax in combination with appropriate antibacterial drugs. Simultaneous with FDA approval in 2015, Anthrasil also received orphan drug designation, resulting in market exclusivity in the United States until March 2022. To date, the principal customer for Anthrasil has been the USG, specifically HHS. Anthrasil is procured by BARDA for delivery into the SNS. We have two current contracts with BARDA: a development and procurement contract that expires in April 2021 and a multiple award, indefinite delivery/indefinite quantity contract for the collection of anti-anthrax plasma, as well as the manufacture of such plasma into bulk drug substance and finished drug product and delivery of finished product into the SNS. BARDA issued a task order under this second contract for the collection of anti-anthrax plasma, which was completed in 2015. BARDA issued a second task order in 2018 under this contract to extend the plasma collection storage, and to include options for manufacturing and product delivery; these options are available to be exercised by BARDA through September 2023. In addition to domestic government sales, Anthrasil has been sold to several foreign governments. In December 2017, we were awarded a contract by the Canadian Department of National Defence, valued at approximately $8 million, to deliver Anthrasil to the Canadian government. This contract award follows the December 2017 approval of Anthrasil by Health Canada under the Extraordinary Use New Drug (“EUND”) Regulations, which provide a regulatory pathway in Canada for products for which collecting clinical information for its intended use in humans is logistically or ethically not possible.

BAT® [Botulism Antitoxin Heptavalent (A,B,C,D,E,F,G)-(Equine)]. BAT is the only heptavalent antibody therapeutic licensed by the FDA and Health Canada for the treatment of botulism. BAT is comprised of purified polyclonal equine immune globulins (antibodies) directed to the seven toxins (A through G) produced by Clostridium botulinum. BAT was licensed by the FDA in the United States in March 2013 for the treatment of suspected or documented exposure to botulinum neurotoxin A, B, C, D, E, F or G. It was also licensed in Canada in December of 2016 pursuant to Health Canada’s EUND regulations. Simultaneous with FDA licensure in 2013, BAT also received orphan drug designation, resulting in market exclusivity in the United States until March 2020. BAT is the only heptavalent botulism antitoxin available in the United States or Canada for treating naturally occurring botulism in adults or pediatric patients. Botulinum toxin is a nerve toxin produced by the bacterium Clostridium botulinum that causes botulism, a serious paralytic illness. Naturally occurring cases are mainly seen in infants or in adults who have consumed improperly processed foods. Botulinum toxin can also be used as a bioterrorism agent and has been identified in the United States as one of the highest priority bioterrorism threats. To date, the principal customer for BAT has been the USG, specifically HHS. We are currently operating under a procurement contract with BARDA in support of the program; this contract also includes stability testing, post marketing commitments, and manufacturing. We signed a modification to our contract with BARDA to manufacture and store bulk drug substance for BAT in March 2017, valued at approximately $53 million with a five-year period of performance. This modification to the contract is intended to enable future filling and deliveries of final drug product to the SNS. In addition to domestic government sales, BAT continues to be sold internationally, with deliveries to over 15 foreign governments in 2018. For example, we have a 10-year contract, executed in 2012, to supply BAT to the Canadian Department of National Defense as well as the Public Health Agency of Canada and individual provincial health authorities.

VIGIV [Vaccinia Immune Globulin Intravenous (Human)]. VIGIV is the only polyclonal antibody therapeutic licensed by the FDA to address certain complications from smallpox vaccination. VIGIV is comprised of purified polyclonal human immune globulins (antibodies) directed to the vaccinia virus, the virus that is used in replicating virus vaccinations, such as ACAM2000, a product that is currently being procured and delivered into the SNS. VIGIV is prepared using plasma collected from healthy, screened donors who have been immunized with our ACAM2000 vaccine or previously immunized with the DryVax vaccine. Vaccinia is not the virus that causes smallpox, but it is similar enough to elicit a protective immune response when used as a smallpox vaccine. Individuals who are susceptible to vaccinia may develop an infection from ACAM2000 or other similar replicating virus vaccines, and these patients may benefit from treatment with VIGIV. VIGIV was licensed by the FDA in May 2005 and by Health Canada in May 2007 for counteracting certain complications that can be associated with smallpox vaccination. Although VIGIV has been sold to foreign governments, to date, the principal customer for VIGIV has been the USG, specifically HHS. We are operating under a contract for the supply of VIGIV through early 2019 and anticipate negotiating a follow-on contract for the continued supply of VIGIV into the SNS.

Product Candidates

The chart below highlights our primary Antibody Therapeutics product candidates:

Product Candidate	Target Indication
FLU-IGIV Seasonal influenza therapeutic	Treatment of serious Influenza A infection in hospitalized patients.
ZIKV-IG Zika therapeutic	Prophylaxis for Zika infections in at risk populations.

FLU-IGIV (NP025). We are utilizing our hyperimmune platform to develop NP025, a human polyclonal antibody therapeutic enriched with influenza antibodies for the treatment of serious illness caused by influenza A infection in hospitalized patients. Development of an influenza immune globulin product could address the significant public health burden for severe hospitalized influenza.  In 2017, a Phase 2 study was initiated as a randomized, double-blind, placebo-controlled dose ranging study evaluating the safety, pharmacokinetics and clinical benefit of FLU-IGIV in a targeted hospitalized influenza patient population. This study is currently ongoing at multiple sites in North America with a target completion in 2019.

ZIKV-IG (NP024). ZIKV-IG is a sterile purified liquid immunoglobulin preparation containing a standardized amount of neutralizing antibody to Zika Virus. It is produced from plasma collected from healthy donors who have recovered from Zika infection (convalescent) and have high levels of neutralizing antibody for ZIKV; such collection is being done out of FDA licensed plasma collection establishments. The Phase 1 trial to evaluate the safety of ZIKV-IG completed enrollment in 2018. Several non-clinical studies are ongoing to evaluate efficacy and safety of ZIKV-IG in collaboration with several academic partners who have received funding from NIAID and other agencies.

Our Antibody Therapeutics business unit also has other product candidates addressing PHTs, including viral hemorrhagic fevers caused by Filoviruses (Ebola, Marburg and Sudan), among others.

Contract Development and Manufacturing

Our Contract Development and Manufacturing business unit, which is based on our established manufacturing infrastructure and expertise, consists of a broad range of contract development and manufacturing services, directed to both internal products owned by us as well as to third-party customers with specific and unique needs. These services include: pharmaceutical product process development, manufacturing and filling services for injectable and other sterile products, inclusive of process design, technical transfer, manufacturing validations, laboratory analytical development support, aseptic filling, lyophilization, final packaging and accelerated and ongoing stability studies, as well as manufacturing of vial and pre-filled syringe formats, bulk drug product and finished units of clinical and commercial drugs. We provide these services for a wide variety of drug products – small molecule, biologics, and blood products – in all stages of development and commercialization, including over 30 licensed products which are currently sold in approximately 50 countries. Our third-party customers range from small biopharmaceutical companies to major multinational pharmaceutical companies. We perform work for this business unit at the following sites:

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

▪
Bayview (Baltimore, Maryland). Our Bayview facility was designated by the HHS as a Center for Innovation in Advanced Development and Manufacturing (“CIADM”) through a contract with BARDA in June 2012, one of three such sites in the U.S. Through this contract, we have responded to four Task Order Requests issued by BARDA for the development and manufacture of product candidates primarily addressing EID threats of high priority to the USG, including Zika and viral hemorrhagic fevers such as Ebola. In support of our Contract Development and Manufacturing business unit, our Bayview facility also provides manufacturing services to non-U.S. Government partners and customers.

▪
Canton, Massachusetts. Our Canton, Massachusetts facility is equipped with large-scale bioreactors for cell culture propagation and viral infection as well as downstream processing equipment for the production of live viral vaccine products, including ACAM2000. This site also operates as a contract manufacturing operation (“CMO”) facility and we intend to expand on this capability.

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

▪
Winnipeg, Manitoba, Canada. Our facilities in Winnipeg contain the primary location for product development and manufacturing in support of our Antibody Therapeutics business unit. These facilities also support our Contract Development and Manufacturing business unit through product development and manufacturing support to a number of other customers.

Marketing and Sales

Our product sales can be divided into two primary categories: i) sales to the U.S. Government; and ii) commercial sales.

Government Procurement

For our Vaccines and Anti-Infectives, Antibody Therapeutics and Devices business units, our largest customers are the USG and domestic non-government organizations. All three business units share a team of dedicated marketing and sales personnel. We intend to use a similar approach to the marketing and sales of other product candidates that we either successfully develop or acquire. In addition to domestic sales, we sell our products to allied foreign governments as well as non-governmental organizations in foreign jurisdictions. For our non-U.S. sales, we use a combination of our employees as well as third-party marketing distributors and representatives to sell our products in key international markets, including Europe, the Middle East, Asia and the Pacific Rim. We anticipate engaging additional representatives as interest in countermeasures addressing PHTs increases outside the United States.

Our Contract Development and Manufacturing business unit is supported by a dedicated group of business development professionals qualified to represent the full spectrum of contract product development and manufacturing services that we offer.

Commercial Sales

NARCAN® Nasal Spray is sold commercially through physician directed or standing order prescriptions at retail pharmacies.

Vivotif and Vaxchora are vaccines intended for use by travelers heading to regions where there is a risk of exposure to certain infectious diseases and therefore are sold to channels that address travel health. We sell to both wholesalers and distributors as well as directly to healthcare practitioners. The primary commercial customers of Vivotif and Vaxchora are private travel clinics, retail pharmacies and integrated hospital networks.

Competition

Our products and product candidates intended for the treatment or prevention of CBRNE, EID threats, travelers’ diseases and opioids face significant competition. Our products and any product or product candidate that we acquire or successfully develop and commercialize are likely to compete with current products and product candidates that are in development for the same indications. Specifically, the competition for our products and product candidates includes the following:

▪
BioThrax and NuThrax. BioThrax is the only vaccine licensed by the FDA for the prevention of anthrax disease. However, we face potential future competition for the supply of anthrax vaccines to the USG if such products are approved. Altimmune, Inc., Pfenex Inc., Soligenix, Inc., Immunovaccine Inc. and NanoBio Corporation are each currently developing anthrax vaccine product candidates. The majority of these product candidates are in Phase 2 and we will continue to monitor the competitive landscape as we move NuThrax into Phase 3 and through to licensure.

▪
NARCAN® (naloxone HCl) Nasal Spray. With respect to NARCAN® Nasal Spray, we face competition from injectable naloxone, auto-injectors and improvised nasal kits. Amphastar Pharmaceuticals, Inc. competes with NARCAN® Nasal Spray with their naloxone injection product. Kaléo competes with NARCAN® Nasal Spray with their auto-injector known as EVZIO™ (naloxone HCl injection) Auto-Injector. In 2016, Teva Pharmaceuticals Industries Ltd. (“Teva”) filed, and in 2018 Perrigo UK FINCO Limited Partnership (“Perrigo”), filed Abbreiviated New Drug Applications (“ANDAs,” each an “ANDA”) with the FDA seeking regulatory approval to market a generic version of NARCAN® Nasal Spray. Although NARCAN® Nasal Spray was the first FDA-approved naloxone nasal spray for the emergency reversal of opioid overdoses and has advantages over certain other treatments, we expect the treatment to face additional competition.

▪
ACAM2000. ACAM2000 is the only FDA-licensed approved smallpox vaccine in the United States. Investigational stage competitor vaccine Imvamune® of Bavarian Nordic may be used in a smallpox emergency under the appropriate regulatory mechanism (i.e., IND or EUA). Imvamune is approved in Canada and in the European Union where it is marketed under the trade name Imvanex®. It was designed for use in people for whom replicating smallpox vaccines are contraindicated and is indicated for use in immunocompromised patients, including HIV-infected individuals and those undergoing immunosuppressive therapy.  A BLA was submitted by Bavarian Nordic to the FDA in October 2018.

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

▪
BAT. Our botulinum antitoxin immune globulin product is the only heptavalent therapeutic licensed approved by the FDA and Health Canada for the treatment of botulism and has orphan drug designation. Other companies may be developing therapies aimed at treating or preventing botulism infections, however, direct competition is currently limited.

▪
VIGIV. Our VIGIV product is the only therapeutic licensed approved by the FDA and Health Canada to address adverse events from smallpox vaccination with ACAM2000. Other companies may be developing therapies aimed at treating or preventing vaccinia infections; however, direct competition is currently limited. SIGA Technologies, Inc. is developing Tecovirimat (Arestvyr™, ST-26), an oral therapy that targets orthopox viruses such as vaccinia and potentially smallpox. Chimerix is also developing brincidofovir, a nucleotide analog lipid conjugate for treatment of smallpox.

▪
RSDL. In the United States, the RSDL Kit is the only medical device cleared by the FDA to remove or neutralize chemical warfare agents and T-2 toxin from the skin. Internationally, various Ministries of Defense have procured Fullers Earth, Dutch Powder and French Powder as a preparedness countermeasure for the decontamination of liquid chemical weapons from the skin.

▪
Vivotif®. Vivotif is the only licensed FDA-approved oral typhoid vaccine globally. In the markets where Vivotif is licensed, it competes with Sanofi Pasteur’s Typhim VI® vaccine, an injectable polysaccharide typhoid vaccine.

▪
Vaxchora®. In the United States, Vaxchora is the only FDA-licensed approved vaccine available indicated to prevent cholera. Dukoral®, an injectable cholera vaccine manufactured by Valneva, is available outside of the U.S.

▪
Trobigard. Trobigard auto-injector delivers obidoxime chloride and atropine sulfate for emergency treatment of organophosphate nerve agent or insecticide poisoning. Meridian Medical Technologies, a subsidiary of Pfizer, is currently the sole owner of FDA-approved nerve agent antidote auto-injector devices to the USG and many international allied governments. Internationally, the remaining market is fragmented and served by regional or national-based defense product manufacturers.

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

Geographical Reliance

For the years ended December 31, 2018, 2017 and 2016, our product sales revenue from U.S. customers as a percentage of total revenues were 73%, 67% and 58%, respectively.

MANUFACTURING

Our Lansing, Michigan site is a vertically integrated manufacturing campus and the location of our BioThrax manufacturing and NuThrax development operations. Located within the Lansing site is Building 55, our large-scale manufacturing facility, which was licensed by the FDA in August 2016 for the manufacture of BioThrax. This facility has the potential to manufacture up to 20 to 25 million doses of BioThrax annually on a single manufacturing train and has the physical footprint to add an additional manufacturing train, if needed. The manufacturing capabilities of Building 55 are central to our Vaccines and Anti-Infectives business unit. Our Lansing site also comprises biologics bulk product manufacturing capability (large- and small-scale), which we market to Contract Development and Manufacturing customers.

Our manufacturing facilities located at our Winnipeg, Manitoba, Canada, site are actively engaged in plasma-derived hyperimmune therapeutics manufacturing, chromatography-based plasma fractionation, downstream processing, aseptic filling, packaging and warehousing, quality assurance and control, and include development laboratories and office space. At these facilities, we manufacture and fill our hyperimmune specialty plasma products, including Anthrasil, BAT and VIGIV, and we conduct bulk manufacture our RSDL lotion. At these facilities, we also manufacture other hyperimmune products for contract manufacturing customers. The facilities at this site will play a key role in executing both product development and manufacturing activities in support of our Antibody Therapeutics and Contract Development and Manufacturing business units.

Our primary contract fill/finish services manufacturing site is located in Baltimore, Maryland, and is referred to as our “Camden Site.” The Camden Site provides pharmaceutical product development and filling services for injectable and other sterile products, as well as process design, technical transfer, manufacturing validations, laboratory support, aseptic filling, lyophilization, final packaging and accelerated and ongoing stability studies support. This facility is an approved manufacturing facility under the regulatory regimes in the United States, Canada, Japan, Brazil, the Middle East as well as various other countries. The facility includes warehousing space used for cold-storage and freezer capacity to support contract manufacturing customers. Additionally, we intend for this facility to provide fill/finish services to many of our business units for our development and commercial-stage products and product candidates.

Our manufacturing facility focused on disposable manufacturing for viral and non-viral products is located in Baltimore, Maryland, and is referred to as our “Bayview Site.” This facility is designed to take advantage of single-use bioreactor technology and to be capable of manufacturing several different products, including products derived from cell culture or microbial systems. In June 2012, we entered into a contract with BARDA, which established our Bayview Site as a CIADM. In May 2017 we completed work to expand this facility to double its original size to meet the needs of our customers. The facility is one of three centers designated by HHS to provide advanced development and manufacturing of MCMs to support the USG’s national security and public health emergency needs. This facility has also been and will continue to be marketed to non-USG clients in need of bulk manufacturing services. We are currently in the process of pursuing FDA licensure for the transfer of bulk manufacturing of raxibacumab to our Bayview facility.

We also currently lease a packaging facility in Hattiesburg, Mississippi, at the University of Southern Mississippi’s Accelerator, a technology innovation and commercialization center. This facility is equipped to package RSDL. RSDL bulk lotion that is manufactured in Winnipeg is shipped to Hattiesburg, Mississippi, for combination with RSDL sponges, which are further manufactured, packaged and then released for sale. All RSDL packets are packaged at this facility.

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

In October 2018, in connection with our acquisition of PaxVax, we acquired a live viral manufacturing facility located in Bern, Switzerland and a fill/finish facility located in San Diego, California.

Supplies and Raw Materials

We currently rely on contract manufacturers and other third parties to manufacture some of the supplies we require for pre-clinical studies and clinical trials, as well as supplies and raw materials used in the production of our products. Typically, we acquire these supplies and raw materials on a purchase order basis and, when possible, in quantities we believe adequate to meet our needs. We obtain Alhydrogel® adjuvant 2%, used to manufacture BioThrax and NuThrax, from a single-source supplier for which we have no alternative source of supply. However, we maintain stored supplies of this adjuvant sufficient to meet our expected manufacturing needs for these products. We also utilize single-source suppliers for other raw materials in our manufacturing processes.

We utilize single source suppliers for all components of NARCAN® Nasal Spray.  It is manufactured by a third party, which operates a full service offering from formulation to final packaging. Materials for production of NARCAN® Nasal Spray, such as Naloxone API and other excipients, along with the vial, stopper and device are produced around the world by other third parties and delivered to the primary manufacturer and released to manufacturing following appropriate testing.

INTELLECTUAL PROPERTY

We actively seek to protect the intellectual property that arises from our activities. It is our policy to respect the intellectual property rights of others. In general, and where practicable, we pursue patent protection for new and innovative processes and products that we develop. The duration of and the type of protection afforded by a patent varies on a product-by-product basis and country-to-country basis and depends upon many factors including the type of patent, the scope of its coverage, the availability of regulatory-related extensions or administrative term adjustments, the availability of legal remedies in a particular country, and the validity and enforceability of the patents. In some cases, we may decide that the best way to protect certain intellectual property is to retain proprietary information as trade secrets rather than apply for patent protection, which requires disclosure of the proprietary information to the public. We take a number of measures to protect our trade secrets and other confidential information, including entering into confidentiality agreements with employees and third parties. In general, and where practicable, we also pursue registered trademarks for our products and product candidates. We are a party to a number of license agreements under which we license patents, patent applications, trademarks, and other intellectual property. We enter into these agreements to augment our own intellectual property and to secure freedom to operate where necessary. These agreements sometimes impose various commercial diligence and financial payment obligations on us. We expect to continue to enter into these types of agreements in the future.

REGULATION

Regulations in the United States and other countries have a significant impact on our product development, manufacturing and marketing activities.

Government Contracting

Our status as a USG contractor means that we are subject to various statutes and regulations, including:

▪
the Federal Acquisition Regulation (“FAR”) and agency-specific regulations supplemental to FAR, which comprehensively regulate the award, formation, administration and performance of government contracts;

▪
the Defense Federal Acquisition Regulations (“DFARs”) and agency-specific regulations supplemental to DFARs, which comprehensively regulate the award, formation, administration and performance of DoD government contracts;

▪	the Department of State Acquisition Regulation (“DOSAR”) which regulates the relationship between a Department of State organization and a contractor or potential contractor;
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

USG agencies routinely audit and investigate government contractors for compliance with applicable laws and standards. These regulations can impose stricter penalties than those normally applicable to commercial contracts, such as criminal and civil liability and suspension and debarment from future government contracting. In addition, pursuant to various regulations, our government contracts can be subject to unilateral termination or modification by the government for convenience, detailed auditing and accounting systems requirements, statutorily controlled pricing, sourcing and subcontracting restrictions and statutorily mandated processes for adjudicating contract disputes.

Project BioShield. The Project BioShield Act of 2004 (“Project BioShield”) provides expedited procedures for bioterrorism-related procurement and the awarding of research grants, making it easier for HHS to rapidly commit funds to countermeasure projects. Project BioShield relaxes procedures under the FAR for procuring property or services used in performing, administering or supporting biomedical countermeasure research and development. In addition, if the Secretary of HHS deems that there is a pressing need, Project BioShield authorizes the Secretary to use an expedited award process, rather than the normal peer review process, for grants, contracts and cooperative agreements related to biomedical countermeasure research and development activity. Under Project BioShield, in limited specified circumstances, HHS can contract to purchase unapproved countermeasures for the SNS and authorize the emergency use of medical products that have not yet been approved by the FDA.

First Responders Act. The First Responder Anthrax Preparedness Act of 2016 directs the Secretary of Homeland Security, in consultation with the Secretary of HHS, to establish a pilot program to provide short-dated vaccines from the SNS to emergency response providers on a voluntary basis.

Public Readiness and Emergency Preparedness Act. The Public Readiness and Emergency Preparedness Act (“PREP Act”) was signed into law in December 2005. The PREP Act creates liability protection for manufacturers of biodefense countermeasures when the Secretary of HHS issues a declaration for their manufacture, administration or use. A PREP Act declaration is intended to provide liability protection from claims under federal or state law for loss arising out of the administration or use of a covered countermeasure under a government contract. The Secretary of HHS has issued PREP Act declarations identifying BioThrax, ACAM2000, raxibacumab, Anthrasil, BAT and VIGIV, as covered countermeasures. These declarations expire in 2022. Manufacturers are not entitled to protection under the PREP Act in cases of willful misconduct and, accordingly, the PREP Act may not provide adequate protection from all claims made against us.

Support Anti-Terrorism by Fostering Effective Technology Act of 2002. The Support Anti-Terrorism by Fostering Effective Technology Act of 2002 (“SAFETY Act”) is intended to create product liability limitations for qualifying anti-terrorism technologies for claims arising from or related to an act of terrorism. Certain of our products, namely BioThrax and RSDL, are certified anti-terrorism products covered under the protections of the SAFETY Act. Although we are covered by the benefits of the SAFETY Act for BioThrax and RSDL, the SAFETY Act may not provide adequate protection from all claims made against us.

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

Animal Rule. For product candidates that are intended to treat or prevent infection from rare life-threatening diseases, conducting controlled clinical trials with human patients to determine efficacy may be unethical or unfeasible. Under regulations issued by the FDA in 2002, often referred to as the “Animal Rule,” under some circumstances, approval of such product candidates can be based on clinical data from trials in healthy subjects that demonstrate adequate safety and immunogenicity as well as efficacy data from adequate and well-controlled animal studies. Among other requirements, the animal studies must establish that the drug or biological product is reasonably likely to produce clinical benefit in humans. Because the FDA must agree that data derived from animal studies may be extrapolated to establish safety and efficacy in humans, these studies add complexity and uncertainty to the testing and approval process. In addition, products approved under the Animal Rule are subject to additional requirements, including post-marketing study requirements, restrictions imposed on marketing or distribution or requirements to provide information to patients.

Investigational New Drug Application. Before clinical testing may begin, the results of pre-clinical testing, together with manufacturing information, analytical data and any other available clinical data or literature, must be submitted to the FDA as part of an IND application. The sponsor must also include an initial protocol detailing the first phase of the proposed clinical investigation. The pre-clinical data must provide an adequate basis for evaluating both the safety and the scientific rationale for the initial clinical studies in human volunteers. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA imposes a clinical hold within that 30-day period.

Clinical Trials. Clinical trials generally involve the administration of the product candidate to healthy human volunteers or to patients under the supervision of a qualified physician (also called an investigator) pursuant to an FDA-reviewed protocol. In certain cases, described below, animal studies may be used in place of human studies. Human clinical trials typically are conducted in three sequential phases, although the phases may overlap with one another and trial designs vary depending on the Therapeutic or Prophylactic nature of the product. Clinical trials must be conducted under protocols that detail the objectives of the study, the parameters to be used to monitor safety and the efficacy criteria, if any, to be evaluated. Each protocol must be submitted to the FDA as part of the IND.

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

Good Clinical Practice. All phases of clinical studies must be conducted in conformance with the FDA’s bioresearch monitoring regulations and Good Clinical Practices (“GCP”) which are ethical and scientific quality standards for conducting, recording and reporting clinical trials to assure that the data and reported results are credible and accurate and that the rights, safety and well-being of trial participants are protected.

Marketing Approval – Biologics, Drugs and Vaccines

Biologics License Application/New Drug Application. For large molecule products, including products such as vaccines, products derived from blood and blood components, and antibodies and other recombinant proteins, all data obtained from a development program, including research and product development, manufacturing, pre-clinical and clinical trials, labeling and related information are submitted in a BLA to the FDA and in similar regulatory filings with the corresponding agencies in other countries for review and approval. For small molecule drugs, this information is submitted in a new drug application (“NDA”) filing. The submission of an application is not a guarantee that the FDA will find the application complete and accept it for filing. The FDA may refuse to file the application and request additional information rather than accept the application for filing, in which case the application must be resubmitted with the supplemental information. Once an application is accepted for filing, the Prescription Drug User Fee Act (“PDUFA”) requires the FDA to review the application within 10 months of its 60-day filing date, although in practice, longer review times may occur.

In addition, under the Pediatric Research Equity Act of 2003 (“PREA”), BLAs, NDAs and certain supplements must contain data to assess the safety and efficacy of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may grant deferrals for submission of data or full or partial waivers. Unless otherwise required by regulation, PREA does not apply to any drug or biologic for an indication for which orphan drug designation has been granted.

In reviewing a BLA or NDA, the FDA may grant approval, request more information or data, or deny the application if it determines the application does not provide an adequate basis for approval. Even if such additional information and data are submitted, the FDA may ultimately decide that the BLA or NDA does not satisfy the criteria for approval. The receipt of regulatory approval often takes many years, involving the expenditure of substantial financial resources. The speed with which approval is granted often depends on a number of factors, including the severity of the disease in question, the availability of alternative treatments and the risks and benefits of the product candidate as demonstrated in clinical trials. The FDA may also impose conditions upon approval. For example, it may require a Risk Evaluation and Mitigation Strategy (“REMS”) for a product. This can include various required elements, such as publication of a medication guide, patient package insert, a communication plan to educate health care providers of the drug’s risks and/or restrictions on distribution and use such as limitations on who may prescribe or dispense the drug. The FDA may also significantly limit the indications approved for a given product and/or require, as a condition of approval, enhanced labeling, special packaging or labeling, post-approval clinical trials, expedited reporting of certain adverse events, pre-approval of promotional materials or restrictions on direct-to-consumer advertising, any of which could negatively impact the commercial success of a product.

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

Orphan Drugs. Under the Orphan Drug Act, an applicant can request the FDA to designate a product as an “orphan drug’’ in the United States if the drug is intended to treat an orphan, or rare, disease or condition. A disease or condition is considered orphan if it affects fewer than 200,000 people in the United States. A manufacturer must request orphan drug designation prior to submitting a BLA or NDA. Products designated as orphan drugs are eligible for special grant funding for research and development, FDA assistance with the review of clinical trial protocols, potential tax credits for research, reduced filing fees for marketing applications and a special seven-year period of market exclusivity after marketing approval. Orphan drug exclusivity (afforded to the first applicant to receive approval for an orphan designated drug) prevents FDA approval of applications by others for the same drug for the designated orphan disease or condition. The FDA may approve a subsequent application from another applicant if the FDA determines that the application is for a different drug or different use, or if the FDA determines that the subsequent product is clinically superior, or that the holder of the initial orphan drug approval cannot assure the availability of sufficient quantities of the drug to meet the public’s need. A grant of an orphan designation is not a guarantee that a product will be approved.

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

Post-Approval Requirements. Any drug, biologic or medical device product for which we receive FDA approval will be subject to continuing regulation by the FDA, including, among other things, record keeping requirements, reporting of adverse experiences, providing the FDA with updated safety and efficacy information, product sampling and distribution requirements, cGMPs and restrictions on advertising and promotion. Adverse events that are reported after marketing approval can result in additional limitations being placed on the product’s distribution or use and, potentially, withdrawal or suspension of the product from the market. In addition, the FDA has post-approval authority to require post-approval clinical trials and/or safety labeling changes if warranted by the appearance of new safety information. In certain circumstances, the FDA may impose a REMS after a product has been approved. Facilities involved in the manufacture and distribution of approved products are required to register their facility with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA for compliance with cGMP and other laws. The FDA also closely monitors advertising and promotional materials we may disseminate for our products for compliance with restrictions on off-label promotion and other laws. We may not promote our products for conditions of use that are not included in the approved package inserts for our products. Certain additional restrictions on advertising and promotion exist for products that have so-called “black box warnings” in their approved package inserts, such as Anthrasil and VIGIV in the United States.

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
Priority Review Vouchers. In 2007, the Food and Drug Administration Amendments Act added Section 524 to the Food, Drug, and Cosmetic Act and established the Neglected Tropical Disease Priority Review Voucher (“PRV”) program. This PRV program was expanded in 2012 by the Food and Drug Administration Safety and Innovation Act to include rare pediatric diseases. In December 2016, the 21st Century Cures Act established a PRV program within the FDA for MCMs for chemical, biological, radiological or nuclear threats, and those vaccines, therapeutics and MCMs, that prevent or treat material threat agents as identified in the Public Health Service Act. Under the PRV program, upon approval of a qualified product, companies receive a special voucher which allows them to have a drug reviewed under FDA’s priority review system, with the anticipation that it will accelerate the regulatory review to get the product to market more rapidly. Recipients of a PRV may transfer that voucher to another party for consideration.

Several of our investigational stage product candidates may be eligible for PRV under multiple PRV programs upon the product approval. We believe that ZIKV-IG (NP024), a human polyclonal antibody therapeutic being developed as a prophylaxis and treatment for Zika infections in at risk populations may have the potential for a PRV under the Neglected Tropical Disease PRV program. We believe that the Chikungunya VLP vaccine, being developed for prevention of disease caused by chikungunya infections, may have the potential for a PRV under the Neglected Tropical Disease PRV program and under the MCM PRV program. We also believe that rVSV-Quad, rVSV-Lassa, rVSV-Ebola, rVSV-Marburg and rVSV-Sudan, the candidate viral hemorrhagic fever virus vaccines, may have potential for a PRV under either the Neglected Tropical Disease PRV program or the MCM PRV program. However, there can be no assurances that any of these candidates will obtain PRV status.

Marketing Approval – Devices

Devices may fall within the definition of a Medical Device or may be a Combination Product including both a device for delivery of a drug product and the drug product itself. Medical Devices are also subject to FDA clearance or approval and extensive regulation under the U.S. Food, Drug and Cosmetic Act (“FDCA”). Under the FDCA, medical devices are classified into one of three classes: Class I, Class II or Class III. The classification of a device generally depends on the degree of risk associated with the medical device and the extent of control needed to ensure safety and effectiveness. The RSDL Kit is regulated as a non-restricted Class II medical device. Our Trobigard auto-injector product is not currently approved or cleared by the FDA or any similar regulatory body and is only distributed to authorized government buyers for use outside the United States. This product is not distributed in the United States.

▪
Class I devices are those for which safety and effectiveness can be assured by adherence to a set of general controls. These general controls include compliance with the applicable portions of the FDA’s Quality System Regulation (“QSR”) which sets forth requirements for manufacturing practices, record keeping, reporting of adverse medical events, labeling and promotion only for cleared or approved intended uses.

▪
Class II devices are also subject to these general controls and to any other special controls as deemed necessary by the FDA to ensure the safety and effectiveness of the device. Review and clearance by the FDA for these devices is typically accomplished through the 510(k)-pre-market notification procedure. When 510(k) clearance is sought, a sponsor must submit a pre-market notification demonstrating that the proposed device is substantially equivalent to a device approved by the FDA after May 28, 1976. This previously-cleared device is called the predicate device. If the FDA agrees that the proposed device is substantially equivalent to the predicate device, then 510(k) clearance to market will be granted. After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, requires a new 510(k) clearance or could require pre-market approval. If a proposed device is substantially equivalent to a predicate device that was cleared prior to May 28, 1976, the proposed device is cleared based on a pre-amendment and is cleared as an unclassified device.

▪
A Class III device requires approval of a pre-market application (“PMA”) which is an expensive, lengthy and uncertain process requiring many years to complete. Clinical trials are almost always required to support a PMA. These trials generally require submission of an application for an investigational device exemption (“IDE”). An IDE must be supported by pre-clinical data, such as animal and laboratory testing results, which show that the device is safe to test in humans and that the study protocols are scientifically sound. The IDE must be approved in advance by the FDA for a specified number of patients, unless the product is deemed a non-significant risk device and is eligible for more abbreviated investigational device exemption requirements.

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

Abbreviated New Drug Applications and Section 505(b)(2) New Drug Applications. Most drug products obtain FDA marketing approval pursuant to an NDA for innovator products, or an ANDA for generic products. Relevant to ANDAs, the Hatch-Waxman amendments to the FDCA established a statutory procedure for submission and FDA review and approval of ANDAs for generic versions of branded drugs previously approved by the FDA (such previously approved drugs are also referred to as listed drugs). Because the safety and efficacy of listed drugs have already been established by the brand company (sometimes referred to as the innovator), the FDA does not require a demonstration of safety and efficacy of generic products. However, a generic manufacturer is typically required to conduct bioequivalence studies of its test product against the listed drug. The bioequivalence studies for orally administered, systemically available drug products assess the rate and extent to which the API is absorbed into the bloodstream from the drug product and becomes available at the site of action. Bioequivalence is established when there is an absence of a significant difference in the rate and extent for absorption of the generic product and the listed drug. In addition to the bioequivalence data, an ANDA must contain patent certifications and chemistry, manufacturing, labeling and stability data.

The third alternative is a special type of NDA, commonly referred to as a Section 505(b)(2) NDA, which enables the applicant to rely, in part, on the FDA’s findings of safety and efficacy of an existing product, or published literature, in support of its application. Section 505(b)(2) NDAs often provide an alternate path to FDA approval for new or improved formulations or new uses of previously approved products. Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. The applicant may rely upon the FDA’s findings with respect to certain preclinical or clinical studies conducted for an approved product. The FDA may also require companies to perform additional studies or measurements to support the change from the approved product. The FDA may then approve the new product candidate for certain label indications for which the referenced product has been approved, as well as for any new indication sought by the Section 505(b)(2) applicant.

In seeking approval for a drug through an NDA, including a 505(b)(2) NDA, applicants are required to list with the FDA certain patents of the applicant or that are held by third parties whose claims cover the applicant’s product. Upon approval of an NDA, each of the patents listed in the application for the drug is then published in the Orange Book. Any subsequent applicant who files an ANDA seeking approval of a generic equivalent version of a drug listed in the Orange Book or a 505(b)(2) NDA referencing a drug listed in the Orange Book must make one of the following certifications to the FDA concerning patents: (1) the patent information concerning the reference listed drug product has not been submitted to the FDA; (2) any such patent that was filed has expired; (3) the date on which such patent will expire; or (4) such patent is invalid or will not be infringed upon by the manufacture, use or sale of the drug product for which the application is submitted. This last certification is known as a paragraph IV certification. A notice of the paragraph IV certification must be provided to each owner of the patent that is the subject of the certification and to the holder of the approved NDA to which the ANDA or 505(b)(2) application refers. The applicant may also elect to submit a “section viii” statement certifying that its proposed label does not contain (or carves out) any language regarding the patented method-of-use rather than certify to a listed method-of-use patent.

If the reference NDA holder or patent owners assert a patent challenge directed to one of the Orange Book listed patents within 45 days of the receipt of the paragraph IV certification notice, the FDA is prohibited from approving the application until the earlier of 30 months from the receipt of the paragraph IV certification expiration of the patent, settlement of the lawsuit or a decision in the infringement case that is favorable to the applicant. The ANDA or 505(b)(2) application also will not be approved until any applicable non-patent exclusivity listed in the Orange Book for the branded reference drug has expired. Thus approval of a Section 505(b)(2) NDA or ANDA can be stalled until all the listed patents claiming the referenced product have expired, until any non-patent exclusivity, such as exclusivity for obtaining approval of a new chemical entity, listed in the Orange Book for the referenced product has expired, and, in the case of a Paragraph IV certification and subsequent patent infringement suit, until the earlier of 30 months, settlement of the lawsuit or a decision in the infringement case that is favorable to the ANDA or Section 505(b)(2) applicant.

Foreign Regulation

Currently, we maintain a commercial presence in the United States and Canada as well as select foreign countries. We intend to further expand our commercial presence to additional foreign countries and territories. In the European Union, medicinal products are authorized following a process similarly demanding as the process required in the United States. Medicinal products must be authorized in one of two ways, either through the decentralized procedure, which provides for the mutual recognition procedure of national approval decisions by the competent authorities of the European Union (“EU”) Member States or through the centralized procedure by the European Commission, which provides for the grant of a single marketing authorization that is valid for all EU member states. The authorization process is essentially the same irrespective of which route is used. We are also subject to many of the same continuing post-approval requirements in the EU as we are in the United States (e.g., good manufacturing practices). Additionally, each foreign country subjects medical devices to its own regulatory requirements. In the European Union, a harmonized medical device directive legislates approval requirements. Within this framework, the CE Mark, an attestation of conformity with the essential health, safety and environmental requirements and compliance with relevant European Union legislation, allows for the legal marketing of the product in all European Economic Area member states. Additionally, to the extent that a product is marketed outside of the United States, a facility may also be registered with applicable ex-U.S. regulatory authorities, who may also require inspections for compliance with local marketing regulations.

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

Our operations are also subject to compliance with the Foreign Corrupt Practices Act (“FCPA”) which prohibits corporations and individuals from paying, offering to pay, or authorizing the payment of anything of value to any foreign government official, government staff member, political party or political candidate in an attempt to obtain or retain business or to otherwise influence a person working in an official capacity. We also may be implicated under the FCPA by the activities of our partners, collaborators, contract research organizations, vendors or other agents. As a public company, the FCPA also requires us to make and keep books and records that accurately and fairly reflect all of our transactions and to devise and maintain an adequate system of internal accounting controls. Our operations are also subject to compliance with the U.K. Bribery Act, which applies to bribery activities both in the public and private sector, Canada’s Corruption of Foreign Public Officials Act and similar laws in other countries.

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

EMPLOYEES

As of February 15, 2019, we had 1,705 full-time employees. None of our employees is represented by a labor union or covered by collective bargaining agreements. We believe that our relations with our employees are good.

AVAILABLE INFORMATION

Our common stock is traded on the New York Stock Exchange under the ticker symbol “EBS.” Our principal executive offices are located at 400 Professional Drive, Suite 400, Gaithersburg, Maryland 20879. Our telephone number is (240) 631-3200, and our website address is www.emergentbiosolutions.com. We maintain a website at www.emergentbiosolutions.com. We make available, free of charge on our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) as soon as reasonably practicable after we electronically file those reports with, or furnish them to, the Securities and Exchange Commission (the “SEC”).

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

ITEM 1A. RISK FACTORS

You should carefully consider the following risk factors in addition to the other information in this Annual Report on Form 10-K when evaluating our business because these risk factors may have a significant impact on our business, financial condition, operating results or cash flows. If any of the risks described below or in subsequent reports we file with the SEC actually occur, they may materially harm our business, financial condition, operating results or cash flows. Additional risks and uncertainties that we have not yet identified or that we presently consider to be immaterial may also materially harm our business, financial condition, operating results or cash flows. The discussion of these factors is incorporated by reference into and considered an integral part of Part II, Item 7, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations.”

GOVERNMENT CONTRACTING RISKS

We currently derive a substantial portion of our revenue from sales of BioThrax to our largest customer, the USG. If the USG’s demand for and/or funding for procurement of BioThrax is substantially reduced, our business, financial condition, operating results and cash flows would be materially harmed.

We derive a substantial portion of our current and expected future revenues from sales of BioThrax, our anthrax vaccine licensed by the FDA to the USG. In December 2016, we signed a follow-on procurement contract with the CDC for the delivery of approximately 29.4 million doses of BioThrax for placement into the SNS over a five-year period ending in September 2021. The potential value of this contract is approximately $911 million if all procurement options are exercised.

The procurement of doses of BioThrax by the CDC is subject to the availability of funding. We have no certainty that funding will be made available for the procurement of doses under the CDC contract. If the SNS priorities change, funding to procure doses of BioThrax may be limited or not available, and our business, financial condition and operating results and cash flows would be materially harmed. The success of our business and our future operating results are significantly dependent on funding for the procurement of BioThrax and the terms of our BioThrax sales to the USG, including the price per dose, the number of doses and the timing of deliveries.

Our submission of NuThrax for EUA pre-approval and eventual FDA licensure may not be approved by the FDA in a timely manner or at all. Delays in our ability to achieve such pre-approval and licensure could prevent us from realizing the full potential value of our BARDA contract for the advanced development and procurement of NuThrax.

In September 2016, we entered into a contract with HHS through BARDA for the advanced development and procurement of NuThrax, our next generation anthrax vaccine candidate. The contract, as modified in March 2017, is valued at up to approximately $1.5 billion.

We recently submitted an application with the FDA for EUA pre-approval of NuThrax, and although there can be no assurances, we currently anticipate that the FDA could authorize NuThrax for emergency use as early this year, triggering deliveries of NuThrax to the SNS for use in an emergency situation as early as this year. However, the FDA does not have review deadlines with respect to such submissions and, therefore, the timing of any approval of our EUA pre-approval submission is uncertain. We cannot guarantee that the FDA will review our data in a timely manner, or that the FDA will accept the data when reviewed. The FDA may decide that our data are insufficient for EUA pre-approval and require additional pre-clinical, clinical or other studies and refuse to approve our application. If we are unsuccessful in obtaining EUA pre-approval for NuThrax and eventual FDA licensure in a timely manner or at all, we may not be able to realize the full potential value of the contract, which could have a material adverse effect on our future business, financial condition, operating results and cash flows.

In addition, if priorities for the SNS change, funding to procure any future doses of NuThrax may be limited or not available, and our future business, financial condition, operating results and cash flows could be materially harmed.

Our USG procurement and development contracts require ongoing funding decisions by the USG. Reduced or discontinued funding of these contracts could cause our business, financial condition, operating results and cash flows to suffer materially.

The USG is the principal customer for our PHT-focused MCMs and is the primary source of funds for the development of our product candidates in our development pipeline, most notably our NuThrax product candidate. We anticipate that the USG will also be a principal customer for those MCMs that we successfully develop within our existing product development pipeline, as well as those we acquire in the future. Additionally, a significant portion of our revenue comes from USG development contracts and grants. Over its lifetime, a USG procurement or development program may be implemented through the award of many different individual contracts and subcontracts. The funding for such government programs is subject to Congressional appropriations, generally made on a fiscal year basis, even for programs designed to continue for several years. For example, sales of BioThrax to be supplied under our procurement contract with the CDC are subject to the availability of funding, mostly from annual appropriations. These appropriations can be subject to political considerations and stringent budgetary constraints.

Additionally, our government-funded development contracts typically give the USG the right, exercisable in its sole discretion, to extend these contracts for successive option periods following a base period of performance. The value of the services to be performed during these option periods may constitute the majority of the total value of the underlying contract. For example, the September 2016 contract award from BARDA for the development and delivery to the SNS of NuThrax for post-exposure prophylaxis of anthrax disease consists of a five-year base period of performance valued at approximately $200 million. The contract award also includes options for the delivery of additional doses of NuThrax to the SNS and options for an additional clinical study and post-marketing commitments which if both were to be exercised in full, would increase the total contract value to up to $1.5 billion. If levels of government expenditures and authorizations for public health countermeasure preparedness decrease or shift to programs in areas where we do not offer products or are not developing product candidates, or if the USG otherwise declines to exercise its options under our existing contracts, our revenues would suffer, as well as our business, financial condition, operating results and cash flows.

There can be no assurance that we will be able to secure follow-on procurement contracts with the USG upon the expiration of any of our current product procurement contracts.

The majority of our revenue is substantially dependent upon product procurement contracts with the USG and foreign governments for our PHT products. Upon the expiration of a procurement contract, we may not be able to negotiate a follow-on procurement contract for the particular product for a similar product volume, period of performance, pricing or other terms, or at all. The inability to secure a similar or increased procurement contract could materially affect our revenues and our business, financial condition, operating results and cash flows could be harmed. For example, although there are remaining deliverables under the contract, the CDC procurement contract for ACAM2000 that we acquired in our acquisition of the ACAM2000 business from Sanofi expired on March 31, 2018. The BARDA procurement contract for raxibacumab that we acquired in our acquisition of raxibacumab from Human Genome Sciences, Inc. and GlaxoSmithKline LLC, collectively referred to as GSK, will expire in November 2019. Our CDC procurement contract for BioThrax expires in 2021. We intend to negotiate follow-on procurement contracts for each of our PHT products upon the expiration of a related procurement contract, including our procurement contract for ACAM2000, but there can be no assurance that we will be successful obtaining any follow-on contracts. Even if we are successful in negotiating a follow-on procurement contract, it may be for a lower product volume, over a shorter period of performance or be on less favorable pricing or other terms. An inability to secure follow-on procurement contracts for our products could materially and adversely affect our revenues, and our business, financial condition, operating results and cash flows could be harmed.

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

The USG may choose not to award us future contracts for either the development of our new product candidates or for the procurement of our existing products addressing PHTs and may instead award such contracts to our competitors. If we are unable to secure particular contracts, we may not be able to operate in the market for products that are provided under those contracts. Additionally, if we are unable to consistently win new contract awards over an extended period, or if we fail to anticipate all of the costs or resources that we will be required to secure and, if applicable, perform under such contract awards, our growth strategy and our business, financial condition and operating results and cash flows could be materially and adversely affected.

Laws and regulations affecting government contracts make it costlier and more difficult for us to successfully conduct our business. Failure to comply with these laws could result in significant civil and criminal penalties and materially damage our reputation and relationship with the USG, which could have a material adverse effect on our business, financial condition, operating results and cash flows.

As a manufacturer and supplier of MCMs to the USG addressing PHTs, we must comply with numerous laws and regulations relating to the procurement, formation, administration and performance of government contracts. These laws and regulations govern how we transact business with our government clients and, in some instances, impose additional costs and related obligations on our business operations.  Among the most significant government contracting regulations that affect our business are:

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

USG agencies routinely audit and investigate government contractors for compliance with applicable laws and standards. Even though we take significant precautions to identify, prevent and deter fraud, misconduct and non-compliance, we face the risk that our personnel or outside partners may engage in misconduct, fraud or improper activities. If we are audited and such audit were to uncover improper or illegal activities, we could be subject to civil and criminal penalties, administrative sanctions, including suspension or debarment from government contracting, and suffer significant reputational harm. Loss of our status as an eligible government contractor would have a material adverse effect on our business.

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

Our current procurement contracts with HHS and the DoD are fixed price contracts. We expect that future procurement contracts we successfully secure with the USG would also be fixed price contracts. Under a fixed price contract, we are required to deliver our products at a fixed price regardless of the actual costs we incur. Estimating costs that are related to performance in accordance with contract specifications is difficult, particularly where the period of performance is over several years. Our failure to anticipate technical problems, estimate costs accurately or control costs during performance of a fixed price contract could reduce the profitability of such a contract or cause a loss, which could harm our operating results and materially reduce our net income.

Unfavorable provisions in government contracts, some of which may be customary, may subject our business to material limitations, restrictions and uncertainties and may have a material adverse impact on our business, financial condition, operating results and cash flows.

Government contracts customarily contain provisions that give the USG substantial rights and remedies, many of which are not typically found in commercial contracts, including provisions that allow the USG to:

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

Generally, government contracts contain provisions permitting unilateral termination or modification, in whole or in part, at the USG’s convenience. Under general principles of government contracting law, if the USG terminates a contract for convenience, the government contractor may recover only its incurred or committed costs, settlement expenses and profit on work completed prior to the termination. If the USG terminates a contract for default, the government contractor is entitled to recover costs incurred and associated profits on accepted items only and may be liable for excess costs incurred by the government in procuring undelivered items from another source. All of our contracts, both development and procurement, with the USG, are terminable at the USG’s convenience with these potential consequences.

In addition, our USG contracts grant the USG the right to use technologies developed by us under the government contract or the right to share data related to our technologies, for or on behalf of the USG. Under our USG contracts, we might not be able to prohibit third parties, including our competitors, from accessing such technology or data, including intellectual property, in providing products and services to the USG.

The loss of any of our non-exclusive, sole-source or single source suppliers or an increase in the price of inventory supplied to us could have an adverse effect on our business, financial condition and results of operations.

We purchase certain supplies used in our manufacturing processes from non-exclusive, or single sources due to quality considerations, costs or constraints resulting from regulatory requirements, including key components for NARCAN® Nasal Spray (Naloxone API, along with the vial, stopper and device). Where a particular single-source supply relationship is terminated, we may not be able to establish additional or replacement suppliers for certain components or materials quickly. This is largely due to the FDA approval system, which mandates validation of materials prior to use in our products, and the complex nature of manufacturing processes. In addition, we may lose a sole-source supplier due to, among other things, the acquisition of such a supplier by a competitor (which may cause the supplier to stop selling its products to us) or the bankruptcy of such a supplier, which may cause the supplier to cease operations. Any reduction or interruption by a sole-source supplier of the supply of materials or key components used in the manufacturing of our products or an increase in the price of those materials or components could adversely affect our business, financial condition and results of operations.

Additionally, any failure by us to forecast demand for, or our suppliers to maintain an adequate supply of, the raw material and finished product for producing NARCAN® Nasal Spray could result in an interruption in the supply of NARCAN® Nasal Spray and a decline in sales of the product.

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

In the United States, to obtain approval from the FDA to market any of our future biologic products, we will be required to submit a BLA to the FDA. Ordinarily, the FDA requires a company to support a BLA with substantial evidence of the product candidate’s safety and efficacy in treating the targeted indication based on data derived from adequate and well-controlled clinical trials, including Phase 3 safety and efficacy trials conducted in patients with the disease or condition being targeted.

However, NuThrax and many of our MCM product candidates, for example, are subject to a different regulatory approval pathway under the FDA’s “Animal Rule.”  The Animal Rule provides a regulatory pathway for drug and biologic products targeting indications for which human efficacy studies are not feasible or would be unethical. Instead, efficacy must be demonstrated, in part, by utilizing animal models rather than testing in humans. We cannot guarantee that the FDA will permit us to proceed with licensure of NuThrax or any of our PHT MCM candidates under the Animal Rule. Even if we are able to proceed pursuant to the Animal Rule, the FDA may decide that our data are insufficient to support approval and require additional preclinical, clinical or other studies, refuse to approve our products, or place restrictions on our ability to commercialize those products. Furthermore, products approved under the Animal Rule are subject to certain additional post-marketing requirements. For example, to the extent feasible and ethical, manufacturers of products approved pursuant to the Animal Rule must conduct post-marketing studies, such as field studies, to verify and describe the product candidate's clinical benefit and to assess its safety when used as indicated. We cannot guarantee that we will be able to meet this regulatory requirement even if one or more of our product candidates are approved under the Animal Rule.

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

Under our arrangements with GSK for our acquisition of the raxibacumab product, we will continue to purchase product from GSK to satisfy deliveries to the SNS under the current BARDA contract, which expires in November 2019. We intend to seek FDA approval to transfer the manufacturing of raxibacumab to our Baltimore, Maryland bulk and fill finish manufacturing facilities and currently anticipate FDA approval of this technology transfer in 2020. Approval of this technology transfer may involve complications or may not be secured on a timely basis or at all. Any delay in the approval of this anticipated technology transfer would delay our expected benefits and synergies from this product acquisition and could materially harm our revenues and our business, financial condition, operating results and cash flows could be harmed. Until approval of this technology transfer, we must rely on GSK to supply product to us to satisfy deliveries to the SNS under the BARDA contract, and GSK may fail to meet delivery obligations, which could result in our inability to satisfy requirements under the BARDA contract.

Even after regulatory approval is received, if we fail to comply with regulatory requirements, or if we experience unanticipated problems with our approved products, they could be subject to restrictions, penalties or withdrawal from the market.

Any vaccine, therapeutic product or medical device for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data, labeling, advertising and promotional activities for such product, will be subject to continual requirements of and review by the FDA and other regulatory bodies. Our approved products are subject to these requirements and ongoing review. These requirements include submissions of safety and other post-marketing information and reports, registration requirements, cGMP requirements relating to potency and stability, quality control, quality assurance, restrictions on advertising and promotion, import and export restrictions and recordkeeping requirements. In addition, various state laws require that companies that manufacture and/or distribute drug products within the state obtain and maintain a manufacturer or distributor license, as appropriate. Because of the breadth of these laws, it is possible that some of our business activities could be subject to challenge under one or more of such laws.

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

Similar action may be taken against us should we fail to comply with regulatory requirements, or later discover previously unknown problems with our products or manufacturing processes. For instance, our products are tested regularly to determine if they satisfy potency and stability requirements for their required shelf lives. Even if regulatory approval of a product is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval. Regulatory approval may also contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product. If we experience any of these post-approval events, our business, financial condition, operating results and cash flows could be materially and adversely affected.

Additionally, companies may not promote drugs for “off-label” uses (i.e., uses that are not described in the product’s labeling and that differ from those approved by the applicable regulatory agencies). A company that is found to have improperly promoted off-label uses may be subject to significant liability, including civil and administrative remedies (such as entering into corporate integrity agreements with the USG), as well as criminal sanctions. If our employees or agents engage in “off-label” marketing of any of our products, we could be subject to civil or criminal investigations, monetary and injunctive penalties, which could adversely impact our ability to conduct business in certain markets, negatively affect our business, financial condition, operating results and cash flows, and damage our reputation.

One or more of our products could be subject to early generic competition.

One or more of our products is approved under the provisions of the FDCA, which renders it susceptible to potential competition from generic manufacturers via the Hatch-Waxman Act and ANDA process. Generic manufacturers pursuing ANDA approval are not required to conduct costly and time-consuming clinical trials to establish the safety and efficacy of their products; rather, they are permitted to rely on the innovator’s data regarding safety and efficacy. Additionally, generic drug companies generally do not expend significant sums on sales and marketing activities, instead relying on physicians or payers to substitute the generic form of a drug for the branded form. Thus, generic manufacturers can sell their products at prices much lower than those charged by the innovative pharmaceutical or biotechnology companies who have incurred substantial expenses associated with the research and development of the drug product and who must spend significant sums marketing a new drug.

The ANDA procedure includes provisions allowing generic manufacturers to challenge the innovator’s patent protection by submitting “Paragraph IV” certifications to the FDA in which the generic manufacturer claims that the innovator’s patents are invalid, unenforceable, and/or will not be infringed by the manufacture, use, or sale of the generic product. A patent owner who receives a Paragraph IV certification may choose to sue the generic applicant for patent infringement.  If the patent owner files suit within 45 days of receiving notice from an ANDA filer, the patent owner is entitled to receive a 30 month stay on the FDA’s ability to give final approval for the generic product that is the subject of the ANDA.

In recent years, generic manufacturers have used Paragraph IV certifications extensively to challenge the applicability of patents listed in the FDA’s Approved Drug Products List with Therapeutic Equivalence Evaluations, commonly referred to as the Orange Book, on a wide array of innovative therapeutic products. We expect this trend to continue and to affect drug products with even relatively modest revenues.

Although we intend to vigorously enforce our intellectual property rights, there can be no assurance that we will prevail in our enforcement or defense of our patent rights. Our existing patents could be invalidated, found unenforceable, or found not to cover a generic form of our product.

Failure to obtain or maintain regulatory approval in international jurisdictions could prevent us from marketing our products abroad and could limit the growth of our business.

We intend to sell certain of our products, outside the United States and recently received market authorization under the mutual recognition procedure to sell BioThrax, in France, Italy, the Netherlands, Poland, and the U.K. To market our products in foreign jurisdictions under normal circumstances, we may need to obtain separate regulatory approvals and comply with numerous and varying requirements or use alternative “emergency use” or other exemptions from general approval and import requirements. Approval by the FDA in the United States or the mutual recognition procedure in the European member states does not ensure approval by all foreign regulatory authorities. The approval procedures in foreign jurisdictions can vary widely and can involve additional clinical trials and data review beyond that required by the FDA or under the mutual recognition procedure. We and our collaborators may not be able to obtain foreign regulatory approvals on a timely basis, if at all, and we may be unable to successfully commercialize our products internationally if no alternate procurement pathway is identified for authorized government customers in a particular jurisdiction. We have limited experience in preparing, filing and prosecuting the applications necessary to gain foreign regulatory approvals and expect to rely on third-party contract research organizations and consultants to assist us in this process.

Our international operations increase our risk of exposure to potential claims of bribery and corruption.

As we continue to expand our commercialization activities outside of the United States, we are subject to an increased risk of inadvertently conducting activities in a manner that violates the U.S. Foreign Corrupt Practices Act  (the “FCPA”), the U.K. Bribery Act, Canada's Corruption of Foreign Public Officials Act, or other similar foreign laws, which prohibit corporations and individuals from paying, offering to pay, or authorizing the payment of anything of value to any foreign government official, government staff member, political party, or political candidate in an attempt to obtain or retain business or to otherwise influence a person working in an official capacity. In the course of establishing and expanding our commercial operations and seeking regulatory approvals outside of the United States, we will need to establish and expand business relationships with various third parties and will interact more frequently with foreign officials, including regulatory authorities and physicians employed by state-run healthcare institutions who may be deemed to be foreign officials under the FCPA or similar foreign laws. If our business practices are found to be in violation of the FCPA or similar foreign laws despite our training and compliance efforts, we and our senior management may be subject to significant civil and criminal penalties, potential debarment from public procurement and reputational damage, which could have a material adverse effect on our business, financial condition, operating results, cash flows and growth prospects.

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

Providers of PHT countermeasures could be subject to an increased risk of terrorist activities. The USG has designated both our Lansing, Michigan and our Bayview bulk manufacturing facility in Baltimore, Maryland as facilities requiring additional security. Although we continually evaluate and update security measures, there can be no assurance that any additional security measures would protect these facilities from terrorist efforts determined to disrupt our manufacturing activities.

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

There are a number of companies with products or product candidates addressing PHT preparedness that are competing with us for both USG procurement and development resources. Many of our competitors have greater financial, technical and marketing resources than we do. Our competitors may receive patent protection that dominates, blocks or adversely affects our products or product candidates.

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

Competition for BioThrax, raxibacumab, ACAM2000, Anthrasil, BAT, VIGIV, Vivotif and Vaxchora otherwise referred to as our “Biologic Products,” may be affected by follow-on biologics, or “biosimilars,” in the United States and other jurisdictions. Regulatory and legislative activity in the United States and other countries may make it easier for generic drug manufacturers to manufacture and sell biological drugs similar or identical to our Biologic Products, which might affect the profitability or commercial viability of our Biologic Products. Under the Biologics Price Competition and Innovation Act of 2010, the FDA cannot approve a biosimilar application until the 12-year exclusivity period for the innovator biologic has expired. Regulators in the European Union and in other foreign jurisdictions have already approved biosimilars. The specific regulatory framework for this biosimilar approval path and the extent to which an approved biosimilar would be substituted for the innovator biologic are not yet clear and will depend on many factors. If a biosimilar version of one of our Biologic Products were approved, it could have a material adverse effect on the sales and gross profits of the affected Biologic Product and could adversely affect our business, financial condition, operating results and cash flows.

We expect our recently acquired NARCAN® Nasal Spray marketed product to face future competition from other treatments.

Our marketed product NARCAN® Nasal Spray faces substantial competition from other treatments, including injectable naloxone, auto-injectors and improvised nasal kits. In addition, other entrants may seek approval to market generic versions of NARCAN® Nasal Spray before the underlying patents expire. For example, in 2016 Teva filed, and in 2018 Perrigo filed, ANDAs which seek regulatory approval to market generic versions of NARCAN® Nasal Spray before the expiration of certain underlying patents. Additionally, in January 2019, the FDA released new proposed template Drug Facts Labels to assist sponsors of investigation naloxone nasal sprays and auto-injectors seeking approval from the FDA for over-the-counter naloxone products. Any reduction in demand for NARCAN® Nasal Spray in favor of a competing product, or unsuccessful efforts to defend underlying patents from infringement by generic entrants, could lead to a loss of market share and cause reduced revenues, margins and levels of profitability for us, which could adversely affect our business, financial condition, operating results and cash flows.

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

We have invested significant effort and financial resources in the development of our vaccines, therapeutics and medical device product candidates and the acquisition of additional product candidates. In addition to our product sales, our ability to generate revenue is dependent on a number of factors, including the success of our development programs, the USG's interest in providing development funding for or procuring certain of our product candidates, and the commercial viability of our acquired or developed product candidates. The commercial success of our product candidates will depend on many factors, including accomplishing the following in an economical manner:

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

Under certain circumstances, MCMs may be procured by government entities prior to approval by the FDA or other regulatory authorities. In the United States, Project BioShield permits the Secretary of HHS to contract to purchase MCMs for the SNS prior to FDA approval of the countermeasure in specified circumstances. Project BioShield and the Pandemic and All-Hazards Preparedness Reauthorization Act of 2013 also allow the FDA Commissioner to authorize the emergency use of medical products that have not yet been approved by the FDA under an EUA pre-approval. Absent an applicable exception, our MCM product candidates generally will have to be approved by the FDA or other regulatory authorities through traditional pathways before we can sell those products to governments. Additionally, the laws in certain jurisdictions regarding the ability of government entities to purchase unapproved product candidates are ambiguous, and the permissibility of exporting unapproved products from the United States and importing them to foreign countries may be unclear. Nevertheless, government bodies, such as U.S. federal entities other than HHS, state and local governments within the United States, and foreign governments, may seek to procure our MCM product candidates that are not yet approved. If so, we would expect to assess the permissibility and liability implications of marketing our product candidates to such entities on a case-by-case basis, which presents certain challenges, both in the case of U.S. and foreign governments, and particularly under emergency conditions. In addition, agencies or branches of one country’s government may take different positions regarding the permissibility of such sales than another country’s government or even other agencies or branches of the same government. If we determine that we believe such activities are permissible, local enforcement authorities could disagree with our conclusion and take enforcement action against us.

In addition, the sale of unapproved products also could give rise to product liability claims for which we may not be able to obtain indemnification or insurance coverage. For example, liability protections applicable to claims arising under U.S. law and resulting from the use of certain unlicensed products, such as a declaration issued under the PREP Act may not cover claims arising under non-U.S. law.

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

INTELLECTUAL PROPERTY RISKS

If we are unable to protect our proprietary rights, our business, financial condition, operating results, and cash flows could be materially harmed.

Our success will depend, in large part, on our ability to obtain and maintain protection in the United States and other countries for the intellectual property incorporated into or covering our technology, products, and product candidates. Obtaining and maintaining protection of our intellectual property is very costly. The patentability of technology in the biopharmaceutical field generally is highly uncertain and involves complex legal and scientific questions.

We may not be able to obtain additional issued patents relating to our technology or products. Even if issued, patents may inadvertently lapse or be challenged, narrowed, invalidated, or circumvented, and such happenings could limit our ability to stop competitors from marketing similar products or limit the duration of patent protection we may have for our products. In the past, we have abandoned the prosecution and/or maintenance of patent applications related to patent families in the ordinary course of business. In the future we may choose to abandon such prosecution and/or maintenance in a similar fashion. If these patent rights are later determined to be valuable or necessary to our business, our competitive position may be adversely affected. Changes in patent laws or administrative patent office rules or changes in interpretations of patent laws in the United States and in other countries may diminish the value of our intellectual property, narrow the scope of our patent protection, or result in costly defensive measures. In addition, some countries do not grant patent claims directed to methods of treating humans and, in these countries, patent protection may not be available at all to protect our products or product candidates.

The cost of litigation to uphold the validity of patents to prevent or stop infringement or to otherwise protect or enforce our proprietary rights could be substantial and, from time to time, our patents may be subjected to opposition proceedings or validity challenges. Some of our competitors may choose to or be better able to sustain the costs of complex patent litigation. Intellectual property lawsuits are expensive and unpredictable and consume management's time and attention and other resources, even if the outcome is successful. In addition, there is a risk that a court could decide that our patents are not valid, are unenforceable, or are not infringed by a competitor product. There is also a risk that, even if the validity of a patent is upheld, a court could refuse to stop the other party from using the invention(s), including on the grounds that its activities do not infringe the patent. If any of these events occur, our business, financial condition, operating results and cash flows could be materially and adversely affected.

Our collaborators and licensors may not adequately protect our intellectual property rights. These third parties may have the first right to maintain or defend intellectual property rights that we have an interest and, although we may have the right to assume the maintenance and defense of such intellectual property rights if these third parties do not do so, our ability to maintain and defend such intellectual property rights may be compromised by the acts or omissions of these third parties. For example, we license from:

·	Pfizer, Inc. an oligonucleotide adjuvant, CPG 7909, for use in our NuThrax™ (anthrax vaccine adsorbed with CPG 7909 adjuvant) anthrax vaccine product candidate.
·	Opiant Pharmaceuticals, Inc. formulations of naloxone, for use in our NARCAN® Nasal Spray.
·	Pharma Consult GmbH autoinjectors, including the autoinjector used for our Trobigard® (atropine sulfate, obidoxime chloride) autoinjector.*

*Trobigard® is not currently approved or cleared by the FDA or any similar regulatory body and is only distributed to authorized government buyers for use outside the US. This product is not distributed in the US.

We also will rely on current and future trademarks to establish and maintain recognized brands. If we fail to acquire and protect such trademarks, our ability to market and sell our products, and therefore our business, financial condition, operating results, and cash flows could be materially and adversely affected.

Third parties may choose to file patent infringement claims against us; defending ourselves from such allegations could be costly, time-consuming, distracting to management, and could materially and adversely affect our business, financial condition, operating results, and cash flows.

Our development and commercialization activities, as well as any product candidates or products resulting from these activities, may infringe or be claimed to infringe patents and other intellectual property rights of third parties for which we do not hold sufficient licenses or other rights. Additionally, third parties may be successful in obtaining patent protection for technologies that cover development and commercialization activities in which we are already engaged. Third parties may own or control these patents and intellectual property rights in the United States and abroad. These third parties could bring claims against us that could cause us to incur substantial expenses to defend against these claims and, if successful against us, could cause us to pay substantial damages. Further, if a patent infringement or other similar suit is brought against us, we could be forced to stop or delay development, manufacturing, or sales of the product or product candidate that is the subject of the suit. Intellectual property litigation in the biopharmaceutical industry is common, and we expect this trend to continue.

As a result of patent infringement or other similar claims, or to avoid potential claims, we may choose or be required to seek a license from a third party and be required to pay license fees or royalties or both. These licenses may not be available on acceptable terms, or at all. Even if we are able to obtain a license, the rights may be non-exclusive, which could result in our competitors gaining access to the same intellectual property. Ultimately, we could be prevented from commercializing a product, or be forced to cease some aspect of our business operations. If, as a result of actual or threatened patent infringement claims, we are unable to enter into licenses on acceptable terms, if at all, or if an injunction is granted against us, these could materially harm our business, financial condition, operating results, and cash flows.

If we fail to comply with our obligations in our intellectual property licenses with third parties, we could lose license rights that are important to our business.

We are a party to a number of license agreements and expect to enter into additional license agreements in the future. Our existing licenses impose, and we expect future licenses will impose, various diligence, milestone payment, royalty, insurance, and other obligations on us. If we fail to comply with these obligations, the licensor may have the right to terminate the license and/or sue us for breach, which could cause us to not be able to market any product that is covered by the license and subject us to damages, which may be material.

If we are unable to protect the confidentiality of our proprietary information and know-how, the value of our technology and products could be adversely affected.

We also rely upon unpatented proprietary technology, processes, and know-how, particularly as to our proprietary manufacturing processes. Because we do not have patent protection for all of our current products, our only other intellectual property protection for products, other than trademarks, is confidentiality regarding our manufacturing capability and specialty know-how, such as techniques, processes, and unique starting materials. However, these types of confidential information and trade secrets can be difficult to protect. We seek to protect this confidential information, in part, through agreements with our employees, consultants, and third parties, as well as confidentiality policies and audits, although these may not be successful in protecting our trade secrets and confidential information.

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
▪
subjecting us, as under our senior secured credit facilities, to restrictive covenants that may reduce our ability to take certain corporate actions, acquire companies, products or technology, or obtain further debt financing;

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

If our capital resources are insufficient to meet our future capital requirements, we will need to finance our cash needs through public or private equity or debt offerings, bank loans or collaboration and licensing arrangements. In August 2018, we filed an automatic shelf registration statement, which immediately became effective under SEC rules. For so long as we continue to satisfy the requirements to be deemed a “well-known seasoned issuer” under SEC rules (which include, among other things, the timely filing of our reports under the Exchange Act and maintenance of at least $700 million of public float or issuing an aggregate amount of $1 billion of non-convertible securities, other than common stock, in registered offerings for cash during the past three years), this shelf registration statement, effective until August 8, 2021, allows us to issue an unrestricted amount of equity, debt and certain other types of securities through one or more future primary or secondary offerings. If we do not file a new shelf registration statement prior to August 8, 2021, the existing shelf registration statement will expire, and we will not be able to publicly raise capital or issue debt until a new registration statement is filed and becomes effective. There can be no assurance that we will be eligible to file an automatically effective shelf registration statement at a future date when we may need to raise funds publicly.

If we raise funds by issuing equity securities, our stockholders may experience dilution. Public or bank debt financing, if available, may involve agreements that include covenants, like those contained in our senior secured credit facilities, limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, pursuing acquisition opportunities or declaring dividends. If we raise funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish valuable rights to our technologies or product candidates or grant licenses on terms that may not be favorable to us. We are not restricted under the terms of the indenture governing our 2.875% Convertible Senior Notes due 2021 (“Senior Convertible Notes”) from incurring additional debt, securing existing or future debt, recapitalizing our debt or taking a number of other actions that could have the effect of diminishing our ability to make payments on our indebtedness. However, our senior secured credit facilities restrict our ability to incur additional indebtedness, including secured indebtedness.

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

Although we have been profitable for each of the last five fiscal years, we have not been profitable for every quarter during that time. For example, we incurred a net loss in the second quarter of 2016 and in each of the first quarters of 2018, 2015, 2014 and 2013. Our profitability has been substantially dependent on BioThrax product sales, which historically have fluctuated significantly from quarter to quarter, and we expect that they will continue to fluctuate significantly based primarily on the timing of our fulfillment of orders from the USG. We may not be able to achieve consistent profitability on a quarterly basis or sustain or increase profitability on an annual basis.

THE SPIN-OFF OF OUR BIOSCIENCES BUSINESS

If the spin-off distribution on August 1, 2016 of all of the outstanding shares of Aptevo Therapeutics Inc. common stock to our stockholders does not qualify as a tax-free transaction for U.S. federal income tax purposes, we and our stockholders could be subject to significant tax liabilities.

It was our intention that our distribution on August 1, 2016 of all of the outstanding shares of Aptevo common stock to our stockholders (the “Distribution”), together with certain related transactions, qualify as a tax-free transaction described under Sections 355 and 368(a)(1)(D) of the Internal Revenue Code of 1986, as amended (the “Code”). In anticipation of the Distribution, we received a favorable private letter ruling from the Internal Revenue Service (the “IRS”), regarding certain U.S. federal income tax matters relating to the Distribution and certain related transactions and an opinion of counsel substantially to the effect that, for U.S. federal income tax purposes, the Distribution, together with certain related transactions, will qualify as a transaction described under Sections 355 and 368(a)(1)(D) of the Code. A “private letter ruling,” is a written statement issued to a taxpayer by an Associate Chief Counsel Office of the Office of Chief Counsel that interprets and applies the tax laws to a specific set of facts. Our private letter ruling is based on certain facts and representations submitted by us to the IRS and the opinion of counsel was based upon and relied on, among other things, the IRS private letter ruling and certain facts and assumptions, as well as certain representations and covenants of us and Aptevo contained in a tax matters agreement and certain representations contained in representation letters provided by us, Aptevo and certain stockholders to such counsel, including representations and covenants relating to the past and future conduct of us, Aptevo and such stockholders. If any of these facts, assumptions, representations, or covenants are, or become, inaccurate or incomplete, the IRS private letter ruling and/or the opinion of counsel may be invalid and the conclusions reached therein could be jeopardized and, as a result, the Distribution, together with certain related transactions, could fail to qualify as a tax-free transaction described under Sections 355 and 368(a)(1)(D) of the Code for U.S. federal income tax purposes.

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

Under the tax matters agreement that we entered into with Aptevo in connection with the spin-off, Aptevo may be required to indemnify us against any tax liabilities and related expenses resulting from the failure of the Distribution, together with certain related transactions, to qualify as a transaction described under Sections 355 and 368(a)(1)(D) of the Code to the extent that the failure to so qualify is attributable to actions, events or transactions relating to Aptevo’s stock, assets or business, or a breach of the relevant representations or covenants made by Aptevo in the tax matters agreement or the IRS private letter ruling or in the representation letters provided to our counsel for purposes of their opinion. Any such indemnity obligations could be material, and there can be no assurance that Aptevo will be able to pay any such indemnification.

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

In connection with Aptevo’s separation from us, Aptevo agreed to indemnify us for certain matters. This indemnity may not be sufficient to hold us harmless from the full amount of losses that we may incur in connection with these matters, and Aptevo may not be able to satisfy its indemnification obligations to us.

Pursuant to the agreements that we entered into with Aptevo at the time of Aptevo’s separation from us, Aptevo agreed to indemnify us for certain matters, including liabilities related to Aptevo’s business or for which Aptevo otherwise agreed to be responsible in the separation. This indemnity from Aptevo may not be sufficient to protect us against the full amount of losses that we may incur in connection with these matters, including if third parties assert claims against us for liabilities that were allocated to Aptevo in the separation. Moreover, Aptevo may dispute its indemnification obligation to us or have insufficient resources to satisfy its indemnification obligations to us. Even if we ultimately succeed in recovering from Aptevo the amount of any losses that we incur in connection with these matters, the recovery could take a substantial amount of time and we may be required to bear these losses ourselves while we seek recovery. Each of these risks could negatively affect our business, operating results, financial condition and cash flows.

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

One measure of protection against such lawsuits is coverage under the PREP Act, which was signed into law in December 2005. The PREP Act creates liability protection for manufacturers of biodefense countermeasures when the Secretary of HHS issues a declaration for their manufacture, administration or use. A PREP Act declaration is meant to provide liability protection from all claims under federal or state law for loss arising out of the administration or use of a covered countermeasure under a government contract. The Secretary of HHS has issued PREP Act declarations identifying certain of our products, namely BioThrax, ACAM2000, raxibacumab, Anthrasil, BAT and VIGIV, as covered countermeasures. These declarations expire in 2022. Manufacturers are not entitled to protection under the PREP Act in cases of willful misconduct. We cannot predict whether the Secretary of HHS will renew the declarations when they expire, whether Congress will fund the relevant PREP Act compensation programs, or whether the necessary prerequisites for immunity would be triggered with respect to our products or product candidates.

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

If we cannot successfully defend ourselves against future claims that our products or product candidates caused injuries and if we are not entitled to indemnity by the USG does not honor its obligations to us under the PREP Act or SAFETY Act, or if the indemnification under the PREP Act and SAFETY Act is not adequate to cover all claims, we may incur substantial liabilities. Regardless of merit or eventual outcome, product liability claims may result in:

▪	decreased demand or withdrawal of a product;
▪	injury to our reputation;
▪	withdrawal of clinical trial participants;
▪	costs to defend the related litigation;
▪	substantial monetary awards to trial participants or patients;
▪	loss of revenue; and
▪	an inability to commercialize products that we may develop.

The amount of insurance that we currently hold may not be adequate to cover all liabilities that may occur. Further product liability insurance may be difficult and expensive to obtain. We may not be able to maintain insurance coverage at a reasonable cost and we may not be able to obtain insurance coverage that will be adequate to satisfy all potential liabilities. For example, we may not have sufficient insurance against potential liabilities associated with a possible large-scale deployment of BioThrax as a countermeasure to a bioterrorism threat. We rely on PREP Act protection for BioThrax, raxibacumab, ACAM2000, Anthrasil, BAT and VIGIV, and SAFETY Act protection for BioThrax and RSDL in addition to our insurance coverage to help mitigate our product liability exposure for these products. Additionally, potential product liability claims related to our commercial products, including NARCAN® Nasal Spray, Vivotif and Vaxchora, may be made by patients, health care providers or others who sell or consume these products. Such claims may be made even with respect to those products that possess regulatory approval for commercial sale. Claims or losses in excess of our product liability insurance coverage could have a material adverse effect on our business, financial condition, operating results and cash flows.

The accuracy of our financial reporting depends on the effectiveness of our internal control over financial reporting. A material weakness in our internal control over financial reporting could have an adverse effect on our business and financial results and our ability to meet our reporting obligations could be negatively affected, each of which could negatively affect the trading price of our common stock.

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

Mr. El-Hibri has the ability to significantly influence the election of the members of our Board of Directors due to his substantial beneficial ownership of our common stock. As of February 15, 2019, Mr. El-Hibri was the beneficial owner of approximately 11% of our outstanding common stock. As a result, Mr. El-Hibri could exercise substantial influence over all corporate actions requiring board or stockholder approval, including a change of control, or any amendment of our certificate of incorporation or by-laws. The control by Mr. El-Hibri may prevent other stockholders from influencing significant corporate decisions. In addition, Mr. El-Hibri's significant beneficial ownership of our shares could present the potential for a conflict of interest.

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

In addition, we are subject to Section 203 of the Delaware General Corporation Law (“Section 203”). In general and subject to certain exceptions, Section 203 prohibits a publicly-held corporation from engaging in a business combination with an interested stockholder, generally a person which, together with its affiliates, owns or within the last three years has owned 15% or more of the corporation's voting stock, for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. Accordingly, Section 203 may discourage, delay or prevent a change in control of us.

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

Our stock price has been, and is likely to continue to be, volatile. The market price of our common stock could fluctuate significantly for many reasons, including in response to the risks described in this “Risk Factors” section, or for reasons unrelated to our operations, such as reports by industry analysts, investor perceptions or negative announcements by our customers, competitors or suppliers regarding their own performance, as well as industry conditions and general financial, economic and political instability. From November 15, 2006, when our common stock first began trading on the New York Stock Exchange, through February 15, 2019, our common stock has traded as high as $73.89 per share and as low as $4.40 per share. The stock market in general as well as the market for biopharmaceutical companies in particular has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price of our common stock may be influenced by many factors, including, among others:

▪	contracts, decisions and procurement policies by the USG affecting BioThrax and our other products and product candidates;
▪	the success of competitive products or technologies;
▪	results of clinical and non-clinical trials of our product candidates;
▪	announcements of acquisitions, financings or other transactions by us;
▪	litigation or legal proceedings;
▪	public concern as to the safety of our products;
▪	termination or delay of a development program;
▪	the recruitment or departure of key personnel;
▪	variations in our product revenue and profitability; and
▪	the other factors described in this “Risk Factors” section.

Because we currently do not pay dividends, investors will benefit from an investment in our common stock only if it appreciates in value.

We currently do not pay dividends on our common stock. Our senior secured credit facilities limit and any future debt agreements that we enter into may limit our ability to pay dividends. As a result, capital appreciation, if any, of our common stock will be the sole source of gain for our stockholders for the foreseeable future.

A significant portion of our shares may be sold into the market at any time. This could cause the market price of our common stock to drop significantly.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales or the perception in the market that the holders of a large number of shares intend to sell shares could reduce the market price of our common stock. Moreover, holders of an aggregate of approximately 6 million shares of our common stock outstanding as of February 15, 2019, have the right to require us to register these shares of common stock under specified circumstances.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We own and lease approximately 1.8 million square feet of building space for manufacturing, laboratories, fill/finish facility services, offices and warehouse space for the conduct of our businesses at 19 locations in North America and Europe. In North America, we own and lease approximately 1.1 million square feet and 0.2 million square feet of building space, respectively, at 17 locations. Leased properties expire on various dates from 2019 to 2027. Principal locations include:

Location	Use	Approximate square feet	Owned/leased
Bern, Switzerland	Manufacturing facilities and office and laboratory space	511,000	Owned
Lansing, Michigan	Manufacturing operations facilities, office space and laboratory space	336,000	Owned
Winnipeg, Manitoba, Canada	Manufacturing operations facilities, office space and laboratory space	315,000	Owned
Gaithersburg, Maryland	Office space and rental real estate	130,000	Owned
Baltimore, Maryland (Bayview)	Manufacturing facilities and office and laboratory space	112,000	Owned

Each property is considered to be in good condition, adequate for its purpose, and suitably utilized according to the individual nature and requirements of the relevant operations. Our policy is to improve and replace property as considered appropriate to meet the needs of the individual operation.

ITEM 3. LEGAL PROCEEDINGS

ANDA Litigation

On September 14, 2018, Adapt Pharma Inc., Adapt Pharma Operations Limited and Adapt Pharma Ltd., or collectively, Adapt Pharma, and Opiant Pharmaceuticals, Inc., or Opiant, received notice from Perrigo UK FINCO Limited Partnership, or Perrigo, that Perrigo had filed an Abbreviated New Drug Application, or ANDA, with the United States Food and Drug Administration, or FDA, seeking regulatory approval to market a generic version of NARCAN®  (naloxone hydrochloride) Nasal Spray 4mg/spray before the expiration of U.S. Patent Nos. 9,211,253, or the ‘253 Patent, 9,468,747, or the ‘747 Patent, 9,561,177, or the ‘177 Patent, 9,629,965, or the ‘965 Patent, and 9,775,838, or the ‘838 Patent. On or about October 25, 2018, Perrigo sent a subsequent notice letter relating to U.S. Patent No. 10,085,937, or the ‘937 Patent. Perrigo’s notice letters assert that its generic product will not infringe any valid and enforceable claim of these patents.

On October 25, 2018, Emergent BioSolutions’ Adapt Pharma subsidiaries and Opiant, or collectively, Plaintiffs, filed a complaint for patent infringement of the ‘253, ‘747, ‘177, ‘965, and the ‘838 Patents against Perrigo in the United States District Court for the District of New Jersey arising from Perrigo’s ANDA filing with the FDA. Plaintiffs filed a second complaint against Perrigo on December 7, 2018, for the infringement of the ‘937 Patent.  As a result of timely filing the first lawsuit in accordance with the Hatch-Waxman Act, a 30-month stay of approval will be imposed by the FDA on Perrigo’s ANDA, which is expected to remain in effect until March 2021 absent an earlier judgment, unfavorable to the Plaintiffs, by the Court.

On or about February 27, 2018, Adapt Pharma Inc. and Adapt Pharma Operations Limited and Opiant received notice from Teva Pharmaceuticals Industries Ltd. and Teva Pharmaceuticals USA, Inc., or collectively Teva, that Teva had filed an ANDA with the FDA seeking regulatory approval to market a generic version of NARCAN® (naloxone hydrochloride) Nasal Spray 2 mg/spray before the expiration of U.S. Patent No. 9,480,644, or the ‘644 Patent, and U.S. Patent No. 9,707,226, or the '226 Patent. Teva's notice letter asserts that the commercial manufacture, use or sale of its generic drug product described in its ANDA will not infringe the '644 Patent or the '226 Patent, or that the '644 Patent and '226 Patent are invalid or unenforceable. Adapt Pharma Inc. and Adapt Pharma Operations Limited and Opiant filed a complaint for patent infringement against Teva in the United States District Court for the District of New Jersey.

On or about September 13, 2016, Adapt Pharma Inc. and Adapt Pharma Operations Limited and Opiant received notice from Teva that Teva had filed an ANDA with the FDA seeking regulatory approval to market a generic version of NARCAN® (naloxone hydrochloride) Nasal Spray 4 mg/spray before the expiration of U.S. Patent No. 9,211,253, or the '253 Patent. Adapt Pharma Inc. and Adapt Pharma Operations Limited and Opiant received additional notices from Teva relating to the '747, the '177, the '965, the '838, and the ‘937 Patents. Teva's notice letters assert that the commercial manufacture, use or sale of its generic drug product described in its ANDA will not infringe the '253, the '747, the '177, the '965, the '838, or the ‘937 Patent, or that the '253, the '747, the '177, the '965, the '838, and the ‘937 Patents are invalid or unenforceable. Adapt Pharma Inc. and Adapt Pharma Operations Limited and Opiant filed a complaint for patent infringement against Teva in the United States District Court for the District of New Jersey with respect to the '253 Patent. Adapt Pharma Inc. and Adapt Pharma Operations Limited and Opiant also filed complaints for patent infringement against Teva in the United States District Court for the District of New Jersey with respect to the '747, the '177, the '965, and the '838 Patents. All five proceedings have been consolidated. As of February 21, 2019, Adapt Pharma Inc., Adapt Pharma Operations Limited, and Opiant, are evaluating Teva's notice letter related to the ‘937 Patent.

In the complaints described in the paragraphs above, the Plaintiffs seek, among other relief, orders that the effective date of FDA approvals of the Teva ANDA products and the Perrigo ANDA product be a date not earlier than the expiration of the patents listed for each product,  equitable relief enjoining Teva and Perrigo from making, using, offering to sell, selling, or importing the products that are the subject of Teva and Perrigo’s respective ANDAs, until after the expiration of the patents listed for each product, and monetary relief or other relief as deemed just and proper by the court.

Shareholder Class Action Lawsuit filed July 19, 2016

On July 19, 2016, Plaintiff William Sponn (“Sponn”), filed a putative class action complaint in the United States District Court for the District of Maryland on behalf of purchasers of the Company’s common stock between January 11, 2016 and June 21, 2016, inclusive (the “Class Period”), seeking to pursue remedies under the Exchange Act against the Company and certain of its senior officers and directors (collectively, the “Defendants”). The complaint alleged, among other things, that the Defendants made materially false and misleading statements about the government’s demand for BioThrax and expectations that the Company’s five-year exclusive procurement contract with HHS would be renewed, and omitted certain material facts. Sponn sought unspecified damages, including legal costs. On October 25, 2016, the court added City of Cape Coral Municipal Firefighters’ Retirement Plan and City of Sunrise Police Officers’ Retirement Plan as plaintiffs and appointed them Lead Plaintiffs and Robbins Geller Rudman & Dowd LLP as Lead Counsel. On December 27, 2016, the Plaintiffs filed an amended complaint that cited the same class period, named the same defendants and made similar allegations to the original complaint. The Defendants filed a Motion to Dismiss on February 27, 2017. The Plaintiffs filed an opposition brief on April 28, 2017. The Defendants’ Motion to Dismiss was heard and denied on July 6, 2017. The Defendants filed an answer on July 28, 2017. The parties then engaged in the process of exchanging discovery. The Plaintiffs filed an amended motion for class certification and appointment of Lead Plaintiffs, Sponn, and Geoffrey L. Flagstad (“Flagstad”) as Class Representatives on December 20, 2017. A hearing on that motion was heard on May 2, 2018. On June 8, 2018 the Court granted class certification with a shortened class period, May 5, 2016 to June 21, 2016.  In that same order, the court appointed Flagstad as Class Representative and Robbins Geller Rudman & Dowd LLP as Class Counsel. The Defendants have denied, and continue to deny, any and all allegations of fault, liability, wrongdoing, or damages. However, recognizing the risk, time, and expense of litigating any case to trial, on August 27, 2018, the Defendants reached an agreement in principle with Plaintiffs to settle all of the related claims of any individual plaintiff that purchased or acquired Company stock from January 11, 2016 to June 21, 2016, for $6.5 million, an amount that was paid by the Company’s insurance carrier. The settlement required no payment by any of the Defendants. The Defendants continue to deny any and all liability. The parties executed the settlement agreement on October 16, 2018 and filed the agreement with the court on October 17, 2018. The court granted preliminary approval of the settlement on October 18, 2018, issued an amended preliminary approval of the settlement on October 25, 2018, and scheduled a hearing regarding final approval for January 22, 2019. At the time of the final approval hearing on January 22, 2019, there were no objections to the settlement, but there were two shareholders who had submitted opt-outs so that they could be excluded from the settlement. On January 25, 2019, the court issued an order and final judgment approving the settlement. Although the court has approved the settlement, the court’s decision can be appealed for a period of time. In addition, the shareholders who opted out could try to bring their own claims. The Company, therefore, at this time, cannot predict the results of this lawsuit and possible other legal proceedings with certainty. Defendants continue to believe that the allegations in the complaint are without merit.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Our common stock trades on the New York Stock Exchange under the symbol "EBS".

As of February 15, 2019, the closing price per share of our common stock on the New York Stock Exchange was $66.16 and we had 30 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.

Dividend Policy

We have not declared or paid any cash dividends on our common stock since becoming a publicly traded company in November 2006. We currently have no plans to pay dividends.

Recent Sales of Unregistered Securities

On October 15, 2018, we issued 733,309 shares of common stock in a private placement under Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder, as partial consideration for our acquisition of Adapt based on the volume-weighted average price per share of the Common Stock as reported on the New York Stock Exchange for the ten-trading day period ending two days before closing, or $65.28 per share (an aggregate total of $47.9 million, inclusive of adjustments).

Use of Proceeds

Not applicable.

Purchases of Equity Securities

There were no repurchases of common stock that were made through open market transactions during the three months ended December 31, 2018.

Issuer Purchases of Equity Securities
(in millions, except for per share data)
Period	Total number of shares (or units) purchased	Average price paid per share (or unit)(a)	Total number of shares (or units) purchased as part of publicly announced plans or programs(b)	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (a)(b)
October 1, 2018 - October 31, 2018	-	$-	-	$-
November 1, 2018 - November 30, 2018	-	-	-	-
December 1, 2018 - December 31, 2018	-	-	-	-
Total	-	$-	-	$50.0

(a) The amounts do not give effect to any fees, commissions or other costs associated with repurchases of shares.

(b) Under the stock repurchase program, management was authorized to purchase shares of the Company's common stock, from time to time, through open market purchases or privately negotiated transactions at prevailing prices or pursuant to one or more accelerated stock repurchase agreements or other derivative arrangements as permitted by securities laws and other legal requirements, and subject to stock price, business and market conditions and other factors. In March 2018, our board of directors authorized our management to repurchase from time to time up to an aggregate of up to $50 million of our common stock under a board-approved share repurchase program. The term of the authorization expires on December 31, 2019. Any repurchased shares will be available for use in connection with our stock plans and for other corporate purposes. As of December 31, 2018, we have not made any repurchases under this program. We historically have funded and in the future may fund stock repurchases through a combination of cash on hand and cash generated by operations and our senior secured credit facilities or future financing transactions.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

	Year Ended December 31,
(in millions, except per share data)	2018	2017	2016	2015	2014

Statements of operations data:
Revenues:
Product sales	$606.5	$421.5	$296.3	$329.0	$281.8
Contract manufacturing	98.9	68.9	49.1	43.0	30.9
Contracts and grants	77.0	70.5	143.4	117.3	91.8
Total revenues	782.4	560.9	488.8	489.3	404.5
Operating expenses:
Cost of product sales and contract manufacturing	322.3	187.7	126.3	102.1	96.6
Research and development	142.8	97.4	106.9	117.8	103.5
Selling, general & administrative	202.5	142.9	143.1	120.6	108.1
Amortization of intangible assets	25.0	8.6	7.0	7.3	7.1
Total operating expenses	692.6	436.6	383.3	347.8	315.3
Income from operations	89.8	124.3	105.5	141.5	89.2
Other income (expense):
Interest expense	(9.9)	(6.6)	(7.6)	(6.5)	(8.2)
Other income (expense), net	1.6	0.9	1.3	0.7	3.2
Total other income (expense), net	(8.3)	(5.7)	(6.3)	(5.8)	(5.0)

Income from continuing operations before provision for income taxes	81.5	118.6	99.2	135.7	84.2
Provision for income taxes	18.8	36.0	36.7	44.3	29.9
Net income from continuing operations	62.7	82.6	62.5	91.4	54.3
Net loss from discontinued operations	-	-	(10.7)	(28.5)	(17.6)
Net income	$62.7	$82.6	$51.8	$62.9	$36.7

Net income per share from continuing operations-basic	$1.25	$1.98	$1.56	$2.37	$1.45
Net loss per share from discontinued operations-basic	-	-	(0.27)	(0.74)	(0.47)
Net income per share-basic	$1.25	$1.98	$1.29	$1.63	$0.98

Net income per share from continuing operations-diluted	$1.22	$1.71	$1.35	$2.02	$1.26
Net loss per share from discontinued operations-diluted	-	-	(0.22)	(0.61)	(0.38)
Net income per share-diluted (1)	$1.22	$1.71	$1.13	$1.41	$0.88

Weighted average number of shares — basic	50.1	41.8	40.2	38.6	37.3
Weighted average number of shares — diluted	51.4	50.3	49.3	47.3	45.8

	As of December 31,
(in millions)	2018	2017	2016	2015	2014

Balance Sheet Data:
Cash and cash equivalents	$112.2	$178.3	$271.5	$308.3	$276.8
Working capital	420.4	385.3	404.4	425.9	312.8
Total assets	2,229.4	1,070.2	970.1	931.8	815.6
Total long-term liabilities	1,018.1	57.8	268.1	274.6	281.5
Total stockholders’ equity	1,010.9	912.2	596.2	575.0	454.5

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

Business Overview

We are a global life sciences company focused on providing to civilian and military populations a portfolio of innovative preparedness and response products and solutions that address accidental, deliberate and naturally occurring public health threats ("PHTs").

We are focused on the following four distinct public health threat categories: CBRNE; EID; travelers’ diseases; and opioids. We have a product portfolio of eleven products (vaccines, antibody therapeutics, and drug-device combination products) that generate a majority of our revenue. We also have a development pipeline consisting of a diversified mix of both pre-clinical and clinical stage product candidates (vaccines, antibody therapeutics, and drug-device combination products). Finally, we also have a fully-integrated portfolio of contract development and manufacturing services. We continue to pursue acquiring and developing products and solutions that provide an opportunity to serve both government customers and commercial (non-government) customers. Our recently acquired products for opioid overdose and travelers’ diseases are further expanding our revenue while also contributing to the diversification of the sources of our revenue expanding the commercial (non-government) component of our business.

Our Vaccines and Anti-infective ("VAI") products are BioThrax, ACAM2000, Vivotif and Vaxchora. Our Devices products are NARCAN® Nasal Spray, RSDL and Trobigard. Our Antibody Therapeutic ("ATB") products are raxibacumab, Anthrasil, BAT and VIGIV. See Item 1 "Overview" in this Annual Report on Form 10-K for an additional discussion of our products.

Revenues

We generate revenues from the sale of our eleven marketed products, the performance of contract development and manufacturing services, and our performance of research and development services under contracts and grants that we receive from the U.S. government ("USG") and others.

The USG is the largest purchaser of our CBRNE products and primarily purchases our products for the SNS, a national repository of medical countermeasures including critical antibiotics, vaccines, chemical antidotes, antitoxins, and other critical medical supplies. The USG primarily purchases our products under long-term firm fixed price procurement contracts. BioThrax sales to the USG derive the majority of our historical product sales.

Our travelers’ disease products, primarily Vivotif and Vaxchora, are sold to wholesalers and distributors, as well as directly to healthcare practitioners. We sell Vivotif and Vaxchora to private travel clinics, retail pharmacies and integrated hospital networks. Our opioid overdose treatment, NARCAN® Nasal Spray, is sold commercially through physician directed or standing order prescriptions at retail pharmacies.

We also earn revenue from the performance of contract development and manufacturing services for third-parties. Our services include fill/finish activities as well as the production of bulk drug substances on behalf of our customers.

We have received contract and grants funding from the USG and other non-governmental organizations to perform research and development activities related to certain emerging infectious diseases.

Our revenue, operating results and profitability have varied, and we expect that they will continue to vary on a quarterly basis

Cost of Product Sales and Contract Manufacturing

The primary expenses that we incur to deliver our VAI products and ATB products to our customers and to perform contract manufacturing services for our customers consist of fixed and variable costs. Variable manufacturing costs primarily consist of costs for materials and personnel-related expenses for direct and indirect manufacturing support staff, contract manufacturing operations, sales-based royalties, shipping and logistics. Fixed manufacturing costs include facilities, utilities and amortization of intangible assets. We determine the cost of product sales for products sold during a reporting period based on the average manufacturing cost per unit in the period those units were manufactured. In addition to the fixed and variable manufacturing costs described above, the cost of product sales depends on utilization of available manufacturing capacity.

The primary expenses that we incur to deliver our Devices to our customers are the cost per unit of production from our third-party contract manufacturers, costs for materials and personnel-related expenses for direct and indirect manufacturing support staff along with facilities and utilities costs. Other associated expenses include sales-based royalties (which includes fair value adjustments associated with contingent consideration), shipping, and logistics.

We use the same manufacturing facilities and methods of production for our own products as well as for fulfillment of our contract manufacturing contracts. We operate nine manufacturing facilities, five of which perform manufacturing activities for contract manufacturing customers. As a result, management reviews expenses associated with manufacturing our own products as well contract manufacturing contracts on an aggregate basis when analyzing the financial performance of its manufacturing facilities. Our manufacturing process for our own products and our contract manufacturing business includes the production of bulk material and performing “fill finish” work for containment and distribution of biological products. For “fill finish” customers, we receive work in process inventory to be prepared for distribution. When producing bulk material, we procure raw materials, manufacture the product and retain the risk of loss through the manufacturing and review process until delivery.

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

In many cases, we plan to seek funding for development activities from external sources and third parties, such as governments and non-governmental organizations, or through collaborative partnerships. We expect our research and development spending will be dependent upon such factors as the results from our clinical trials, the availability of reimbursement of research and development spending, the number of product candidates under development, the size, structure and duration of any clinical programs that we may initiate, the costs associated with manufacturing our product candidates on a large-scale basis for later stage clinical trials, and our ability to use or rely on data generated by government agencies.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of personnel-related costs and professional fees in support of our executives, sales and marketing, business development, government affairs, finance, accounting, information technology, legal, human resource functions and other corporate functions. Other costs include facility costs not otherwise included in cost of product sales and contract manufacturing or research and development expense.

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

On December 22, 2017, the President of the United States signed into law the Tax Reform Act. The legislation significantly changes U.S. tax law by, among other things, lowering corporate income tax rates, implementing a territorial tax system and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. The Tax Reform Act permanently reduces the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. The SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act. This allowed the Company to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. The Company previously provided a provisional estimate of the effect of the Tax Act in our financial statements in 2017 in the amount of $0.2 million comprising a transition tax of $13.6 million offset by a $13.4 million benefit related to the remeasurement of certain deferred tax assets and liabilities. December 22, 2018 marked the end of the measurement period for purposes of SAB 118. As such, we completed our analysis to determine the effect of the Tax Act and recorded a $0.2 million reduction of the transition tax and an additional $4.5 million benefit on the remeasurement of certain deferred tax assets and liabilities in 2018.

Management believes that the assumptions and estimates related to the provision for income taxes are critical to the Company’s results of operations. For the year ended December 31, 2018, income tax expense totaled $18.8 million. For every 1% change in the 2018 effective rate, income tax expense would have changed by approximately $0.8 million.

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

Results of Operations

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Revenue

	Year ended December 31,
(in millions)	2018	2017	$ Change	% Change

Product sales:
BioThrax	$278.0	$286.6	$(8.6)	(3%)
ACAM2000	116.7	11.5	105.2	915%
Other	211.8	123.4	88.4	72%
Total product sales	606.5	421.5	185.0	44%
Contract manufacturing	98.9	68.9	30.0	44%
Contracts and grants	77.0	70.5	6.5	9%
Total revenues	$782.4	$560.9	$221.5	39%

Product sales:

Substantially all of our sales of BioThrax are made to the USG under long-term procurement contracts at a consistent value per dose. The fluctuations in BioThrax revenue are related to changes in volume depending on when the USG requests delivery. The USG retains a level of BioThrax, as it deems necessary. The price per unit of BioThrax sold was consistent year over year and as such the change in revenue is due to a variance in the number of units sold and the overall long-term contract value remains consistent with prior periods.

ACAM2000 was acquired in October 2017 and as such the increase is due to a full year of results in 2018 compared to a partial year in 2017. Similar to BioThrax, ACAM2000 is sold over a long-term contract requiring delivery to the SNS as ordered.

The increase in other product sales relates primarily to the contribution of recently acquired products which resulted in a $96.0 million increase in other product sales for 2018. Recently acquired products include:

▪	raxibacumab, acquired in October 2017;
▪	NARCAN® Nasal Spray, acquired in October 2018;
▪	Vivotif, acquired in October 2018; and
▪	Vaxchora; acquired in October 2018.

Contract manufacturing:

The increase in Contract manufacturing revenue is primarily due to:

▪	fill/finish services provided to third parties;
▪	the design, construction and validation of manufacturing capability for a third party at our Lansing, Michigan site; and
▪	manufacturing services performed at our Canton, Massachusetts facility.

Contracts and grants:

The revenues within our Contracts and grants revenues are primarily related to our cost-plus fixed fee contracts with the USG. The increase in Contracts and grants revenues was primarily due to an increase in R&D activities related to ACAM2000 (acquired October 2017), which were conducted pursuant to an existing multi-year development contract with BARDA. R&D activities vary as completed projects end and new projects begin. Excluding the impact of acquisitions, contract and grant revenue was consistent with prior years.

Cost of Product Sales and Contract Manufacturing

Cost of product sales and contract manufacturing increased by $134.6 million, or 72%, to $322.3 million for 2018 from $187.7 million for 2017. The increase was primarily attributable to our acquired products ACAM2000 and raxibacumab (both acquired October 2017), as well as NARCAN® Nasal Spray, Vivotif and Vaxchora (acquired October 2018).

We have reclassified amortization of intangible assets for the years ended December 31, 2017 and 2016 from cost of product sales and contract manufacturing to amortization of intangible assets to conform to the current period presentation on our consolidated statements of operations.

Research and Development Expenses

Research and development expenses increased by $45.4 million, or 47%, to $142.8 million for 2018 from $97.4 million for 2017. This increase was due primarily to higher contract development services costs. Manufacturing development activities of $25.3 million was attributable to our recently acquired product candidates. Excluding our acquired product candidates, the increase in research and development expense was primarily attributable to:

▪	manufacturing development activities related to our NuThrax product candidate;
▪	timing of a Phase 2 clinical study and related activities for our FLU-IGIV (NP025) program; and
▪	timing of manufacturing development activities and toxicology/safety studies for our SIAN product candidate.

We seek funding for development activities from external sources and third parties, such as governments and non-governmental organizations, or through collaborative partnerships. This funding lowers our overall financial exposure for certain development programs. Management reviews our research and development expenses net of contracts and grants revenues to assess increases in investment spending. During the years ended December 31, 2018 and 2017, we incurred net research and development expenses of $65.8 million and $27.0 million, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $59.6 million, or 42%, to $202.5 million for 2018 from $142.9 million for 2017. The increase was primarily attributable to an increase in acquisition-related costs (transaction and integration) of $21.8 million, expenses associated with the operations from PaxVax and Adapt (both acquired in October 2018) of $19.8 million and an increase in compensation related costs.

Amortization of Intangible Assets

Amortization of intangible assets increased by $16.4 million to $25.0 million for 2018 from $8.6 million for 2017. The increase was entirely due to the acquisitions of PaxVax and Adapt in October 2018 and ACAM2000 and raxibacumab in October of 2017.

Total Other Income (Expense), Net

Total other income (expense), net increased by $2.6 million, or 46%, to $8.3 million for 2018 from $5.7 million for 2017. The increase was primarily attributable to an increase in interest expense due to borrowings to fund our acquisitions of PaxVax and Adapt in October 2018.

Income Taxes

Provision for income taxes decreased by $17.2 million, or 48%, to $18.8 million for 2018 from $36.0 million for 2017. The income tax expense for the years ended December 31, 2018 and 2017 is attributable to the U.S. federal, state and foreign income taxes on our profitable operations. During the years ended December 31, 2018 and 2017, the effective rate was 23% and 30%, respectively. During 2018, the Company recognized a $4.7 million benefit relating to adjustments to provisional amounts under SAB 118. The tax benefit was fully offset by the impact of acquisition transaction costs of $5.4 million. The decrease in the effective tax rate during 2018 was primarily attributable to the decrease to the U.S. statutory rate from 35% to 21%, partially offset by the repeal of the Domestic Production Activities benefit, the impacts of GILTI, and the increase in disallowed deductions for officers compensation, all of which are a result of The Tax Reform Act.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Revenues

	Year ended December 31,
(in millions)	2017	2016	$ Change	% Change

Product sales:
BioThrax	$286.6	$237.0	$49.6	21%
Other	134.9	59.3	75.6	127%
Total product sales	421.5	296.3	125.2	42%
Contract manufacturing	68.9	49.1	19.8	40%
Contracts and grants	70.5	143.4	(72.9)	(51%)
Total revenues	$560.9	$488.8	$72.1	15%

The increase in BioThrax sales was substantially due to changes in volume and those changes in volume are driven by the timing of deliveries to the SNS and acceptance of product by the USG. Substantially all of the BioThrax product sales revenues during the year ended December 31, 2017 and 2016 consisted of sales to the USG. The price per unit of BioThrax sold was consistent year over year and as such the change in revenue is due to a variance in the number of units sold.

The increase in other product sales relates primarily to:

▪	the timing of BAT deliveries of $28.4 million to the SNS;
▪	international sales for VIGIV and Trobigard of $25.3 million; and
▪	sales of ACAM2000® and raxibacumab, both acquired in October 2017, of $20.5 million.

Contract manufacturing:

The increase in Contract manufacturing is primarily due to:

▪	manufacturing services provided to third parties; and
▪	manufacturing services performed for third party development stage product candidates.

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
▪
decreased development funding of $6.8 million for large scale manufacturing of BioThrax, primarily due to the successful completion of the Building 55 development program in 2016 that did not recur in 2017.

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

We have reclassified amortization of intangible assets for the years ended December 31, 2017 and 2016 from cost of product sales and contract manufacturing to amortization of intangible assets to conform to the current period presentation on our consolidated statements of operations.

Research and Development Expenses

Research and development expenses decreased by $10.9 million, or 10%, to $97.4 million for 2017 from $108.3 million for 2016.

The decrease in research and development expense was primarily attributable to reduced development activities attributable to:

▪	manufacturing development of Ebola monoclonal antibodies related to our CIADM task orders; and
▪	plasma collection related to our VIGIV program.

These decreases were partially offset by increased research and development activity primarily attributable to:

▪	formulation development activities, along with screening of molecules within the series, related to our EV-035 series of molecules; and
▪	preparation for a clinical trial related to our ZIKV-IG program (which was completed in 2018).

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

Total Other Income (Expense), Net

Total other income (expense), net decreased by $0.6 million, or 10%, to $5.7 million for 2017 from $6.3 million for 2016. The decrease was primarily attributable to a decrease in interest expense due in part to the conversion of the vast majority of the outstanding convertible debt to equity in the fourth quarter.

Income Taxes

Provision for income taxes decreased by $0.7 million, or 2%, to $36.0 million for 2017 from $36.7 million for 2016. The provision for income taxes for 2017 resulted primarily from our income before provision for income taxes of $118.6 million and an effective annual tax rate of approximately 30%. Due to the impact of the Tax Reform Act enacted on December 22, 2017, we recognized a $13.4 million tax benefit as a result of revaluing the U.S. ending net deferred tax liabilities from 35% to the newly enacted U.S. corporate income tax rate of 21%. The tax benefit was fully offset by tax expense of $13.6 million for the transition tax on the deemed mandatory repatriation of undistributed earnings. The provision for income taxes for 2016 resulted primarily from our income before provision for income taxes of $99.2 million and an effective annual tax rate of approximately 37%.

Liquidity and Capital Resources

Sources of Liquidity

We have historically financed our operating and capital expenditures through cash on hand, cash from operations, debt financing and development funding. We also obtain financing from the sale of our common stock upon exercise of stock options. We have operated profitably for each of the last five years ended December 31, 2018. As of December 31, 2018, we had cash and cash equivalents of $112.2 million. As of December 31, 2018, we believe that we have sufficient liquidity to fund our operations over the next 12 months.

Cash Flows

The following table provides information regarding our cash flows for the years ended December 31, 2018, 2017 and 2016.

	Year ended December 31,
(in millions)	2018	2017	2016
Net cash provided by (used in):
Operating activities(1)	$41.6	$208.1	$54.7
Investing activities	(897.2)	(249.9)	(76.2)
Financing activities	788.7	(51.4)	(19.8)
Net decrease in cash and cash equivalents	$(66.9)	$(93.2)	$(41.3)

(1) Includes the effect of exchange rate changes on cash and cash equivalents.

Operating Activities:

Net cash provided by operating activities including the impact of foreign currency of $41.6 million in 2018 was primarily due to our net income excluding non-cash items of $160.9 million, offset by $119.1 million of negative changes in working capital. Cash outflow includes an increase in accounts receivable related to the timing of collection of amounts billed under our contract with the USG for BioThrax in the fourth quarter of 2018, a decrease in accrued expenses and other liabilities, accounts payable and prepaid expenses and other assets.

Net cash provided by operating activities including the impact of foreign currency of $208.1 million in 2017 was primarily due to our net income excluding non-cash items of $154.4 million and changes in working capital which resulted in a net cash inflow of $53.7 million. Cash inflows include activity the timing of accounts payable associated with ADM, an increase in deferred revenue and an increase in income taxes payable (primarily due to the transition tax on the deemed mandatory repatriation of undistributed earnings).

Net cash provided by operating activities including the impact of foreign currency of $54.7 million in 2016 was primarily due to our net income excluding non-cash items of $98.9 million and changes in working capital which resulted in a net cash outflow of $44.3 million. Cash outflow includes the timing of collection of accounts receivables related to amounts billed (primarily to the CDC), unpaid balances in accounts payable associated with ADM and increase in inventories related to BioThrax.

Investing Activities:

Net cash used in investing activities of $897.2 million in 2018 was primarily due to our acquisitions of Adapt and PaxVax, along with software, infrastructure and equipment investments.

Net cash used in investing activities of $249.9 million in 2017 was primarily due to our acquisitions of ACAM2000 and Raxibacumab, along with software, infrastructure and equipment investments.

Net cash used in investing activities of $76.2 million in 2016 was primarily due to expansion at our Bayview CIADM site, along with software, infrastructure and equipment investments.

Financing Activities:

Net cash provided by financing activities of $788.7 million in 2018 was primarily due to $798.0 million of proceeds from long-term debt borrowings used to finance a portion of the Adapt and PaxVax acquisitions and for general corporate purposes and $15.9 million in proceeds from the issuance of common stock pursuant to our employee equity awards plan, partially offset by $6.6 million associated with the taxes paid on behalf of employees for equity activity.

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

Long-term debt

2017 Credit Agreement

On September 29, 2017, we entered into a senior secured credit agreement (the "2017 Credit Agreement") with four lending financial institutions. The 2017 Credit Agreement provided for a senior secured credit facility of up to $200 million through September 29, 2022.

Amended and Restated Credit Agreement

On October 15, 2018, we entered into an Amended and Restated Credit Agreement (the "Amended Credit Agreement"), which modified the 2017 Credit Agreement. The Amended Credit Agreement (i) increased the revolving credit facility (the "Revolving Credit Facility") from $200 million to $600 million, (ii) extended the maturity of the Revolving Credit Facility from September 29, 2022 to October 13, 2023, (iii) provided for a term loan in the original principal amount of $450 million (the "Term Loan Facility," and together with the Revolving Credit Facility, the "Senior Secured Credit Facilities"), (iv) added several additional lenders, (v) amended the applicable margin such that borrowings with respect to the Revolving Credit Facility will bear interest at the annual rate described below, (vi) amended the provision relating to incremental credit facilities such that we may request one or more incremental term loan facilities, or one or more increases in the commitments under the Revolving Credit Facility (each an "Incremental Loan"), in any amount if, on a pro forma basis, our consolidated secured net leverage ratio does not exceed 2.50 to 1.00 after such incurrence, plus $200 million and (vii) amended the maximum consolidated net leverage ratio financial covenant from 3.50 to 1.0 (subject to 0.50% step up in connection with material acquisitions) to the maximum consolidated net leverage ratio described below.

In October 2018, we borrowed $318 million under the Revolving Credit Facility and $450 million under the Term Loan Facility to finance a portion of the consideration for the PaxVax and Adapt acquisitions and related expenses.

For the years ended December 31, 2018 and 2017, we capitalized $13.4 million and $1.4 million, respectively, of debt issuance costs.

Borrowings under the Revolving Credit Facility and the Term Loan Facility will bear interest at a rate per annum equal to (a) a eurocurrency rate plus a margin ranging from 1.25% to 2.00% per annum, depending on our consolidated net leverage ratio or (b) a base rate (which is the highest of the prime rate, the federal funds rate plus 0.50%, and a eurocurrency rate for an interest period of one month plus 1%) plus a margin ranging from 0.25% to 1.00%, depending on our consolidated net leverage ratio. We are required to make quarterly payments under the Amended Credit Agreement for accrued and unpaid interest on the outstanding principal balance, based on the above interest rates. In addition, we are required to pay commitment fees ranging from 0.15% to 0.30% per annum, depending on our consolidated net leverage ratio, in respect of the average daily unused commitments under the Revolving Credit Facility. We are to repay the outstanding principal amount of the Term Loan Facility in quarterly installments based on an annual percentage equal to 2.5% of the original principal amount of the Term Loan Facility during each of the first two years of the Term Loan Facility, 5% of the original principal amount of the Term Loan Facility during the third year of the Term Loan Facility and 7.5% of the original principal amount of the Term Loan Facility during each year of the remainder of the term of the Term Loan Facility until the maturity date of the Term Loan Facility, at which time the entire unpaid principal balance of the Term Loan Facility will be due and payable. We have the right to prepay the Term Loan Facility without premium or penalty. The Revolving Credit Facility and the Term Loan Facility mature (unless earlier terminated) on October 13, 2023.

The Amended Credit Agreement also requires mandatory prepayments of the Term Loan Facility in the event that we or our Subsidiaries (a) incur indebtedness not otherwise permitted under the Amended Credit Agreement or (b) receive cash proceeds in excess of $100 million during the term of the Amended Credit Agreement from certain dispositions of property or from casualty events involving their property, subject to certain reinvestment rights.

The Amended Credit Agreement contains affirmative and negative covenants customary for financings of this type. Negative covenants in the Amended Credit Agreement, among other things, limit our ability to: incur indebtedness and liens; dispose of assets; make investments including loans, advances, guarantees, or acquisitions (other than permitted acquisitions, subject to compliance with the financial covenants and certain other conditions); and enter into certain merger or consolidation transactions. The Amended Credit Agreement also contains financial covenants, including (1) a minimum consolidated debt service coverage ratio of 2.50 to 1.00, and (2) a maximum consolidated net leverage ratio of 4.00 to 1.00 through September 29, 2019, 3.75 to 1.00 from September 30, 2019 through September 29, 2020 and 3.50 to 1.00 thereafter, which may be adjusted to 4.00 to 1.00 for a four quarter period in connection with a material permitted acquisition, subject to the terms and conditions of the Amended Credit Agreement. Each of the ratios referred to in the foregoing clauses (1) and (2) is calculated on a consolidated basis for each consecutive four fiscal quarter period.

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

If we raise funds by issuing equity securities, our stockholders may experience dilution. Public or bank debt financing, if available, may involve agreements that include covenants, like those contained in our Senior Secured Credit Facilities, which could limit or restrict our ability to take specific actions, such as incurring additional debt, making capital expenditures, pursuing acquisition opportunities, buying back shares or declaring dividends. If we raise funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish valuable rights to our technologies or product candidates or grant licenses on terms that may not be favorable to us.

We are not restricted under the terms of the indenture governing our 2.875% Convertible Senior Notes due 2021 from incurring additional debt, securing existing or future debt, recapitalizing our debt or taking a number of other actions that are not limited by the terms of the indenture governing our notes that could have the effect of diminishing our ability to make payments on our indebtedness. However, our Senior Secured Credit Facilities restricts our ability to incur additional indebtedness, including secured indebtedness.

Economic conditions may make it difficult to obtain financing on attractive terms, or at all. If financing is unavailable or lost, our business, operating results, financial condition and cash flows would be adversely affected, and we could be forced to delay, reduce the scope of or eliminate many of our planned activities.

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2018:

	Payments due by period
		Less than	1 to 3	3 to 5	More than
(in millions)	Total	1 year	Years	Years	5 years
Contractual obligations:
Long-term indebtedness	$836.6	$14.3	$103.3	$719.0	$-
Operating lease obligations	15.5	3.4	5.0	4.6	2.5
Deemed mandatory repatriation tax (1)	11.3	1.1	4.2	6.0	-
Purchase commitments	66.7	60.1	6.6	-	-
Total contractual obligations	$930.1	$78.9	$119.1	$729.6	$2.5

(1) U.S. federal income tax on deemed mandatory repatriation is payable over 8 years pursuant to the Tax Reform Act.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with GAAP, which requires management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements included in Item 8, "Financial Statements and Supplementary Data" in this Annual Report on Form 10-K and accompanying notes. Management considers an accounting policy to be critical if it is important to reporting our financial condition and results of operations, and if it requires significant judgment and estimates on the part of management in its application. We consider policies relating to the following matters to be critical accounting policies:

▪ Revenue recognition;
▪ Mergers and acquisitions;
▪ Contingent consideration; and
▪ Income taxes.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of additional risks arising from our operations, see “Item 1A—Business—Risk Factors” in this 2018 Annual Report.

Market Risks

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

Interest Rate Risk

We have debt with a mix of fixed and variable rates of interest. Floating rate debt carries interest based generally on the eurocurrency, as defined in our Amended Credit Agreement, plus an applicable margin. Increases in interest rates could therefore increase the associated interest payments that we are required to make on this debt. See Note 11, "Long-term debt," to the Notes of our consolidated financial statements included in this 2018 Annual Report under the caption Item 8, "Financial Statements and Supplementary Data.”

We have assessed our exposure to changes in interest rates by analyzing the sensitivity to our operating results assuming various changes in market interest rates. A hypothetical increase of one percentage point in the eurocurrency rate as of December 31, 2018 would increase our interest expense by approximately $8.0 million annually.

Foreign Currency Exchange Rate Risk

We have exposure to foreign currency exchange rate fluctuations worldwide and primarily with respect to the Euro, Canadian dollar, Swiss franc and British pound. We manage our foreign currency exchange rate risk primarily by incurring, to the extent practicable, operating and financing expenses in the local currency in the countries in which we operate.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Emergent BioSolutions Inc. and subsidiaries

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Emergent BioSolutions Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 21, 2019 expressed an unqualified opinion thereon.

Adoption of ASU No. 2014-09
As discussed in Note 2 to the consolidated financial statements, the Company changed its method for accounting for revenue in 2018 due to the adoption of Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), and the amendments in ASUs 2015-14, 2016-08, 2016-10, 2016-12, 2016-20 and 2017-14.

Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2004.
Baltimore, Maryland
February 21, 2019

Emergent BioSolutions Inc. and Subsidiaries
Consolidated Balance Sheets
(in millions, except per share data)

	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$112.2	$178.3
Restricted cash	0.2	1.0
Accounts receivable, net	262.5	143.7
Inventories	205.8	142.8
Income tax receivable, net	8.6	2.4
Prepaid expenses and other current assets	31.5	17.2
Total current assets	620.8	485.4

Property, plant and equipment, net	510.2	407.2
Intangible assets, net	761.6	119.6
In-process research and development	50.0	-
Goodwill	259.7	49.1
Deferred tax assets, net	13.4	2.8
Other assets	13.7	6.1
Total assets	$2,229.4	$1,070.2

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$80.7	$41.8
Accrued expenses and other current liabilities	30.7	4.8
Accrued compensation	58.2	37.9
Long-term indebtedness, current portion	10.1	-
Contingent consideration, current portion	5.6	2.4
Income taxes payable, net	4.5	-
Deferred revenue, current portion	10.6	13.2
Total current liabilities	200.4	100.1

Contingent consideration, net of current portion	54.4	9.9
Long-term indebtedness, net of current portion	784.5	13.5
Deferred tax liability	67.5	-
Income taxes payable	11.2	12.5
Deferred revenue, net of current portion	62.5	17.3
Other liabilities	38.0	4.6
Total liabilities	1,218.5	157.9

Stockholders’ equity:
Preferred stock, $0.001 par value; 15.0 shares authorized, 0 shares issued and outstanding at both December 31, 2018 and 2017	-	-
Common stock, $0.001 par value; 200.0 shares authorized, 52.4 shares issued and 51.2 shares outstanding at December 31, 2018; 50.6 shares issued and 49.4 shares outstanding at December 31, 2017	0.1	0.1
Treasury stock, at cost, 1.2 common shares at both December 31, 2018 and 2017	(39.6)	(39.5)
Additional paid-in capital	688.6	618.3
Accumulated other comprehensive loss	(5.5)	(3.7)
Retained earnings	367.3	337.1
Total stockholders’ equity	1,010.9	912.3
Total liabilities and stockholders’ equity	$2,229.4	$1,070.2

The accompanying notes are an integral part of the consolidated financial statements.

Emergent BioSolutions Inc. and Subsidiaries
Consolidated Statements of Operations
(in millions, except per share data)

	Year Ended December 31,
	2018	2017	2016
Revenues:
Product sales	$606.5	$421.5	$296.3
Contract manufacturing	98.9	68.9	49.1
Contracts and grants	77.0	70.5	143.4
Total revenues	782.4	560.9	488.8

Operating expenses:
Cost of product sales and contract manufacturing	322.3	187.7	126.3
Research and development	142.8	97.4	106.9
Selling, general and administrative	202.5	142.9	143.1
Amortization of intangible assets	25.0	8.6	7.0
Total operating expenses	692.6	436.6	383.3

Income from operations	89.8	124.3	105.5

Other income (expense):
Interest expense	(9.9)	(6.6)	(7.6)
Other income (expense), net	1.6	0.9	1.3
Total other income (expense), net	(8.3)	(5.7)	(6.3)

Income from continuing operations before provision for income taxes	81.5	118.6	99.2
Provision for income taxes	18.8	36.0	36.7
Net income from continuing operations	62.7	82.6	62.5
Net loss from discontinued operations	-	-	(10.7)
Net income	$62.7	$82.6	$51.8

Net income per share from continuing operations-basic	$1.25	$1.98	$1.56
Net loss per share from discontinued operations-basic	-	-	(0.27)
Net income per share-basic	$1.25	$1.98	$1.29

Net income per share from continuing operations-diluted	$1.22	$1.71	$1.35
Net loss per share from discontinued operations-diluted	-	-	(0.22)
Net income per share-diluted (1)	$1.22	$1.71	$1.13

Weighted-average number of shares - basic	50.1	41.8	40.2
Weighted-average number of shares - diluted	51.4	50.3	49.3

(1) See "Earnings per share" footnote for details on calculation.

The accompanying notes are an integral part of the consolidated financial statements.

Emergent BioSolutions Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(in millions)

	December 31,
	2018	2017	2016

Net income	$62.7	$82.6	$51.8
Other comprehensive income (loss), net of tax:
Currency translation adjustments	(1.6)	0.6	(1.6)
Unrealized losses on pension benefit obligation	(0.2)	-	-
Other comprehensive income (loss), net of tax	(1.8)	0.6	(1.6)
Comprehensive income	$60.9	$83.2	$50.2

The accompanying notes are an integral part of the consolidated financial statements.

Emergent BioSolutions Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in millions)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income	$62.7	$82.6	$51.8
Adjustments to reconcile to net cash provided by (used in) operating activities:
Stock-based compensation	23.2	15.2	18.5
Depreciation and amortization	62.2	42.6	38.2
Deferred income taxes	8.6	3.3	5.2
Change in fair value of contingent obligations	3.1	7.8	(10.8)
Impairment and abandonment of long-lived assets	-	1.9	5.6
Excess tax benefits from stock-based compensation	-	-	(10.6)
Other	1.1	1.0	1.0
Changes in operating assets and liabilities, net of business acquisitions:
Accounts receivable	(94.2)	(4.8)	(22.4)
Inventories	(1.9)	6.1	(9.0)
Income taxes	(5.1)	20.1	(3.4)
Prepaid expenses and other assets	(7.9)	(3.7)	(2.1)
Accounts payable	(7.0)	16.1	(14.8)
Accrued expenses and other liabilities	(11.6)	1.6	0.6
Accrued compensation	8.4	3.3	2.2
Deferred revenue	0.2	15.0	4.6
Net cash provided by operating activities	41.8	208.1	54.6
Cash flows from investing activities:
Purchases of property, plant and equipment	(72.1)	(54.8)	(76.2)
Proceeds from sale of assets	2.6	-	-
Asset acquisitions	-	(77.6)	-
Business acquisitions, net of cash acquired	(827.7)	(117.5)	-
Net cash used in investing activities	(897.2)	(249.9)	(76.2)
Cash flows from financing activities:
Proceeds from long-term debt obligations	798.0	-	-
Proceeds from issuance of common stock upon exercise of stock options	15.9	19.3	17.1
Excess tax benefits from stock-based compensation	-	-	10.6
Debt issuance costs	(13.4)	(1.4)	-
Taxes paid on behalf of employees for equity activity	(6.6)	(4.3)	(1.1)
Principal payments on long-term indebtedness	(2.8)	-	-
Payment of notes payable to Aptevo	-	(20.0)	-
Distribution to Aptevo	-	-	(45.0)
Contingent consideration payments	(3.4)	(10.9)	(1.4)
Receipts and payments of restricted cash	1.1	(1.0)	-
Purchase of treasury stock	(0.1)	(33.1)	-
Net cash (used in) provided by financing activities	788.7	(51.4)	(19.8)

Effect of exchange rate changes on cash and cash equivalents	(0.2)	-	0.1

Net decrease in cash and cash equivalents	(66.9)	(93.2)	(41.3)
Cash and cash equivalents at beginning of year (1)	179.3	272.5	312.8
Cash and cash equivalents at end of year (1)	$112.4	$179.3	$271.5

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$10.2	$8.4	$8.2
Cash paid during the year for income taxes	$14.0	$12.0	$10.1
Supplemental information on non-cash investing and financing activities:
Issuance of common stock to acquire Adapt Pharma	$37.7	$-	$-
Purchases of property, plant and equipment unpaid at year end	$14.7	$4.6	$13.5

(1) As of December 31, 2018 and December 31, 2017, the balance includes restricted cash of $0.2 million and $1.0 million, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

Emergent BioSolutions Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders' Equity
(in millions, except per share data)

	$0.001 Par Value Common Stock		Additional Paid-In	Treasury Stock		Accumulated Other Comprehensive	Retained	Total Stockholders'
	Shares	Amount	Capital	Shares	Amount	Loss	Earnings	Equity
Balance at December 31, 2015	39.8	$-	$318.0	(0.4)	$(6.4)	$(2.7)	$351.1	$660.0

Employee equity plans activity	1.2	-	34.4	-	-	-	-	34.4
Separation of Aptevo	-	-	-	-	-	-	(148.4)	(148.4)
Net income	-	-	-	-	-	-	51.8	51.8
Other comprehensive loss	-	-	-	-	-	(1.6)	-	(1.6)
Balance at December 31, 2016	41.0	$-	$352.4	(0.4)	$(6.4)	$(4.3)	$254.5	$596.2

Employee equity plans activity	1.1	-	28.0	-	-	-	-	28.0
Shares issued to extinguish convertible notes	8.5	0.1	237.9	-	-	-	-	238.0
Treasury stock	-	-	-	(0.8)	(33.1)	-	-	(33.1)
Net income	-	-	-	-	-	-	82.6	82.6
Other comprehensive income	-	-	-	-	-	0.6	-	0.6
Balance at December 31, 2017	50.6	$0.1	$618.3	(1.2)	$(39.5)	$(3.7)	$337.1	$912.3
Adoption of new accounting standard (ASC 606), net of tax	-	-	-	-	-	-	(32.5)	(32.5)
Balance at January 1, 2018	50.6	0.1	618.3	(1.2)	(39.5)	(3.7)	304.6	879.8
Employee equity plans activity	1.1	-	32.6	-	-	-	-	32.6
Issuance of common stock in acquisition	0.7	-	37.7	-	-	-	-	37.7
Treasury stock	-	-	-	-	(0.1)	-	-	(0.1)
Net income	-	-	-	-	-	-	62.7	62.7
Other comprehensive loss	-	-	-	-	-	(1.8)	-	(1.8)
Balance at December 31, 2018	52.4	$0.1	$688.6	(1.2)	$(39.6)	$(5.5)	$367.3	$1,010.9

The accompanying notes are an integral part of the consolidated financial statements.

Emergent BioSolutions Inc. and Subsidiaries
Notes to consolidated financial statements

1. Nature of the business and organization

Organization and business

Emergent BioSolutions Inc. (the "Company" or "Emergent") is a global life sciences company focused on providing specialty products for civilian and military populations that address accidental, intentional and naturally occurring public health threats ("PHTs," each a “PHT”).

The Company is focused on innovative preparedness and response products and solutions addressing the following four distinct PHT categories: Chemical, Biological, Radiological, Nuclear and Explosives ("CBRNE"); emerging infectious diseases ("EID"); travelers’ diseases; and opioids. The Company has a product portfolio of eleven products (vaccines, antibody therapeutics, and drug-device combination products) that generate a majority of our revenue. The U.S. government (the "USG') is the Company's largest customer and provides us with substantial funding for the development of a number of its product candidates.

The Company's product portfolio includes:

Vaccines and Anti-Infectives

▪	BioThrax® (Anthrax Vaccine Adsorbed), the only vaccine licensed by the U.S. Food and Drug Administration ("FDA"), for the general use prophylaxis and post-exposure prophylaxis of anthrax disease;
▪
ACAM2000® (Smallpox (Vaccinia) Vaccine, Live), the only smallpox vaccine licensed by the FDA for active immunization against smallpox disease for persons determined to be at high risk for smallpox infection;

▪	Vaxchora® (Cholera Vaccine, Live, Oral), the only FDA-licensed vaccine for the prevention of cholera; and
▪	Vivotif® (Typhoid Vaccine Live Oral Ty21a), the only oral vaccine licensed by the FDA for the prevention of typhoid fever.

Devices

▪
NARCAN® (naloxone HCl) Nasal Spray, the first and only needle-free formulation of naloxone approved by the FDA and Health Canada, for the emergency treatment of known or suspected opioid overdose as manifested by respiratory and/or central nervous system depression;

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

Reclassification

The Company has reclassified amortization of intangible assets for the years ended December 31, 2017 and 2016 from cost of product sales and contract manufacturing to amortization of intangible assets to conform to the current period presentation on the Company’s consolidated statements of operations.

Use of estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates, judgments and assumptions that affect the amounts and disclosures reported in the consolidated financial statements and accompanying notes. Management continually re-evaluates its estimates, judgments and assumptions, and management’s evaluations could change. These estimates are sometimes complex, sensitive to changes in assumptions and require fair value determinations using Level 3 fair value measurements. Actual results may differ materially from those estimates.

Estimates and judgments inherent in the preparation of the consolidated financial statements include accounting for asset impairments, revenue recognition, allowances for doubtful accounts, inventory, depreciation and amortization, business combinations, stock-based compensation, income taxes, and other contingencies.

Cash, cash equivalents and restricted cash

Cash equivalents are highly liquid investments with a maturity of 90 days or less at the date of purchase and consist of time deposits and investments in money market funds with commercial banks and financial institutions. Also, the Company maintains cash balances with financial institutions in excess of insured limits. The Company does not anticipate any losses with such cash balances. Restricted cash includes cash that is not readily available for use in the Company's operating activities. Restricted cash is primarily comprised of cash pledged under letters of credit.

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

The Company measures and records contingent purchase consideration using level 3 fair value measurements in the accompanying financial statements. The carrying amounts of the Company's short-term financial instruments, which include cash and cash equivalents, accounts receivable and accounts payable, approximate their fair values due to their short maturities. The carrying amounts of the Company’s long-term debt arrangements approximates their fair values due to variable interest rates which fluctuate with changes in market rates.

Significant customers and accounts receivable

Billed accounts receivable are stated at invoice amounts and consist primarily of amounts due from the USG, as well as amounts due under reimbursement contracts with other government entities and non-government organizations. If necessary, the Company records a provision for doubtful receivables to allow for amounts which may be unrecoverable. This provision is based upon an analysis of the Company's prior collection experience, customer creditworthiness and current economic trends. Unbilled accounts receivable relates to various service contracts for which work has been performed, though invoicing has not yet occurred.

Concentrations Risk

Customers

The Company has long-term contracts with the USG that expire at various times from 2019 through 2027. The Company has derived a significant portion of its revenue from sales of BioThrax under contracts with the USG. The Company's current Centers for Disease Control ("CDC") contract does not necessarily increase the likelihood that it will secure future comparable contracts with the USG. The Company expects that a significant portion of the business will continue to be under government contracts that present a number of risks that are not typically present in the commercial contracting process. USG contracts for BioThrax are subject to unilateral termination or modification by the government. The Company may fail to achieve significant sales of BioThrax to customers in addition to the USG, which would harm its growth opportunities. The Company may not be able to manufacture BioThrax consistently in accordance with FDA specifications.

Although the Company seeks expand its customer base and to renew its agreements with its customers prior to expiration of a contract, a delay in securing a renewal or a failure to secure a renewal or a renewal on less favorable terms may have a material adverse effect on the Company’s financial condition and results of operations.

The Company’s trade receivables do not represent a significant concentration of credit risk. The USG accounted for more than 76%, 78% and 86% of total consolidated revenues for 2018, 2017 and 2016, respectively, and more than 76% and 89% of total accounts receivable as of December 31, 2018 and 2017, respectively. Because accounts receivable consists primarily of amounts due from the USG for product sales and from government agencies under government grants and development contracts, management does not deem the credit risk to be significant.

Financial Institutions

Cash and cash equivalents are maintained with several financial institutions. The Company has deposits held with banks that exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions of reputable credit and, therefore, bear minimal credit risk.

Lender Counterparties

There is a risk that the counterparties associated with the Company’s revolving credit facility will not be available to fund as obligated under the terms of the facility and that the Company may, at the time of such unavailability to fund. If funding under the revolving credit facility is unavailable, the Company may have to acquire a replacement credit facility from different counterparties at a higher cost or may be unable to find a suitable replacement. Typically, the Company seeks to manage such risks from its revolving credit facility by contracting with experienced large financial institutions and monitoring the credit quality of its lenders. As of December 31, 2018, the Company did not anticipate nonperformance by any of its counterparties.

Inventories

Inventories are stated at the lower of cost or net realizable value with cost being determined using a standard cost method, which approximates average cost. Average cost consists primarily of material, labor and manufacturing overhead expenses (including fixed production-overhead costs) and includes the services and products of third-party suppliers. The Company analyzes its inventory levels quarterly and writes down, in the applicable period, inventory that has become obsolete, inventory that has a cost basis in excess of its expected net realizable value and inventory in excess of expected customer demand. The Company also writes off, in the applicable period, the costs related to expired inventory. Costs of purchased inventories are recorded using weighted-average costing. The Company determines normal capacity for each production facility and allocates fixed production-overhead costs on that basis.

The Company records inventory acquired in business acquisitions utilizing the comparative sales method, which estimates the expected sales price reduced for all costs expected to be incurred to complete/dispose of the inventory with a profit on those costs.

Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation and impairments. Depreciation is computed using the straight-line method over the following estimated useful lives:

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

The Company capitalizes internal-use software when both (a) the software is internally developed, acquired, or modified solely to meet the entity’s internal needs and (b) during the software’s development or modification, no substantive plan either exists or is being developed to market the software externally. Capitalization of qualifying internal-use software costs begins when the preliminary project stage is completed, management with the relevant authority, implicitly or explicitly, authorizes and commits to the funding of the software project, and it is probable that the project will be completed and the software will be used to perform the function intended.

The Company determines the fair value of the property, plant and equipment acquired in a business combination utilizing either the cost approach or the sales comparison approach. The cost approach is determined by establishing replacement cost of the asset and then subtracting any value that has been lost due to economic obsolescence, functional obsolescence, or physical deterioration. The sales comparison approach determines an asset is equal to the market price of an asset of comparable features such as design, location, size, construction, materials, use, capacity, specification, operational characteristics and other features or descriptions.

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

Deferred income tax effects of transactions reported in different periods for financial reporting and income tax return purposes are recognized under the asset and liability method of accounting for income taxes. This method gives consideration to the future tax consequences of the deferred income tax items and immediately recognizes changes in income tax laws in the year of enactment. On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (the “Tax Reform Act”). Further information on the tax impacts of the Tax Reform Act is included in Note 12 of the Company’s consolidated financial statements.

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

Under sections 382 and 383 of the Internal Revenue Code, if an ownership change occurs with respect to a "loss corporation", as defined therein, there are annual limitations on the amount of net operating losses and deductions that are available. The Company has recognized the portion of net operating losses and research and development tax credits acquired that will not be limited and are more likely than not to be realized.

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

Acquisitions

In determining whether an acquisition is a business combination versus an asset acquisition, the accounting guidance requires an entity to first evaluate whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If that threshold is met, the set of assets and activities is not a business and therefore treated as an asset acquisition. If that threshold is not met, the entity evaluates whether the set meets the definition of a business. If an acquired asset or asset group does not meet the definition of a business, the transaction is accounted for as an asset acquisition. Otherwise, the acquisition is treated as a business combination.

In a business combination, the acquisition method of accounting requires that the assets acquired and liabilities assumed be recorded as of the date of the merger or acquisition at their respective fair values with limited exceptions and generally use Level 3 fair value measurements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Accordingly, the Company may be required to value assets at fair values that do not reflect the Company's intended use of those assets. Any excess of the purchase price (consideration transferred) over the estimated fair values of net assets acquired is recorded as goodwill. Transaction costs and costs to restructure the acquired company are expensed as incurred. The operating results of the acquired business are reflected in the Company's consolidated financial statements after the date of the merger or acquisition. If the Company determines the assets acquired do not meet the definition of a business under the acquisition method of accounting, the transaction will be accounted for as an asset acquisition and recorded at cost rather than a business combination and, therefore, no goodwill will be recorded.

The fair values of intangible assets, including acquired in-process research and development ("IPR&D"), are determined utilizing information available at or near the merger or acquisition date based on expectations and assumptions that are deemed reasonable by management. Given the considerable judgment involved in determining fair values, the Company typically obtains assistance from third-party valuation specialists for significant items. Amounts allocated to acquired IPR&D are capitalized and accounted for as indefinite-lived intangible assets. Upon successful completion of each project, the Company will make a separate determination as to the remaining useful life of the asset and begin amortization. The judgments made in determining estimated fair values assigned to assets acquired and liabilities assumed in a business combination, as well as asset lives, can materially affect the Company’s results of operations.

The fair values of identifiable intangible assets related to current products and product rights are primarily determined by using an income approach through which fair value is estimated based on each asset’s discounted projected net cash flows. The Company's estimates of market participant net cash flows consider historical and projected pricing, margins and expense levels, the performance of competing products where applicable, relevant industry and therapeutic area growth drivers and factors, current and expected trends in technology and product life cycles, the time and investment that will be required to develop products and technologies, the ability to obtain marketing and regulatory approvals, the ability to manufacture and commercialize the products, the extent and timing of potential new product introductions by the Company’s competitors, and the life of each asset’s underlying patent, if any. The net cash flows are then probability-adjusted where appropriate to consider the uncertainties associated with the underlying assumptions, as well as the risk profile of the net cash flows utilized in the valuation. The probability-adjusted future net cash flows of each product are then discounted to present value utilizing an appropriate discount rate.

The fair values of identifiable intangible assets related to IPR&D are determined using an income approach, through which fair value is estimated based on each asset’s probability-adjusted future net cash flows, which reflect the different stages of development of each product and the associated probability of successful completion. The net cash flows are then discounted to present value using an appropriate discount rate. Indefinite-lived intangible assets are tested for impairment annually or whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.

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

Asset Impairment Analysis

Goodwill and Indefinite-lived Intangible Assets

Goodwill is allocated to the Company's reporting units, which are one level below its operating segment. The Company evaluates goodwill and other indefinite-lived intangible assets for impairment annually as of October 1 and earlier if an event or other circumstance indicates that we may not recover the carrying value of the asset. If the Company believes that as a result of its qualitative assessment it is more likely than not that the fair value of a reporting unit or other indefinite-lived intangible asset is greater than its carrying amount, the quantitative impairment test is not required. If however it is determined that it is not more likely than not that the fair value of a reporting unit or other indefinite-lived intangible asset is greater than its carrying amount, a quantitative test is required.

The quantitative goodwill impairment test is performed using a two-step process. The first step of the process is to compare the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired and the second step of the quantitative impairment test is not necessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the quantitative goodwill impairment test is required to be performed to measure the amount of impairment loss, if any. The second step of the quantitative goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. In other words, the estimated fair value of the reporting unit’s identifiable net assets excluding goodwill is compared to the fair value of the reporting unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

Following a qualitative assessment indicating that it is not more likely than not that the fair value of the indefinite lived intangible asset exceeds its carrying amount, impairment of other intangible assets not subject to amortization involves a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. Determining fair value requires the exercise of judgment about appropriate discount rates, perpetual growth rates and the amount and timing of expected future cash flows.

The Company used a qualitative assessment for our goodwill impairment testing for 2018 and 2017. The qualitative evaluation completed during the years ended December 31, 2018 and 2017 indicated no impairment losses. The Company did not have material indefinite lived intangible assets until its acquisitions which were completed in the fourth quarter of 2018.

Long-lived Assets

Long-lived assets such as intangible assets and property, plant and equipment are not required to be tested for impairment annually. Instead, long-lived assets are tested for impairment whenever circumstances indicate that the carrying amount of the asset may not be recoverable, such as when the disposal of such assets is likely or there is an adverse change in the market involving the business employing the related assets. If an impairment analysis is required, the impairment test employed is based on whether the Company’s intent is to hold the asset for continued use or to hold the asset for sale. If the intent is to hold the asset for continued use, the impairment test first requires a comparison of undiscounted future cash flows to the carrying value of the asset. If the carrying value of the asset exceeds the undiscounted cash flows, the asset would not be deemed to be recoverable. Impairment would then be measured as the excess of the asset’s carrying value over its fair value. Fair value is typically determined by discounting the future cash flows associated with that asset. If the intent is to hold the asset for sale and certain other criteria are met, the impairment test involves comparing the asset’s carrying value to its fair value less costs to sell. To the extent the carrying value is greater than the asset’s fair value less costs to sell, an impairment loss is recognized in an amount equal to the difference. Significant judgments used for long-lived asset impairment assessments include identifying the appropriate asset groupings and primary assets within those groupings, determining whether events or circumstances indicate that the carrying amount of the asset may not be recoverable, determining the future cash flows for the assets involved and assumptions applied in determining fair value, which include, reasonable discount rates, growth rates, market risk premiums and other assumptions about the economic environment.

Contingent Consideration

The Company records contingent consideration associated with sales-based royalties, sales-based milestones and development and regulatory milestones at fair value. The fair value model used to calculate this obligation is based on the income approach (a discounted cash flow model) that has been risk adjusted based on the probability of achievement of net sales and achievement of the milestones. The inputs the Company uses for determining the fair value of the contingent consideration associated with sales-based royalties, sales-based milestones and development and regulatory milestones are Level 3 fair value measurements. The Company re-evaluates the fair value on a quarterly basis. Changes in the fair value can result from adjustments to the discount rates and updates in the assumed timing of or achievement of net sales and/or the achievement of development and regulatory milestones. Any future increase in the fair value of the contingent consideration associated with sales-based royalties and sales-based milestones along with development and regulatory milestones are based on an increased likelihood that the underlying net sales or milestones will be achieved.

The associated payment or payments which will become due and payable for sales-based royalties and sales-based milestones associated with products will result in a charge to cost of product sales and contract manufacturing in the period in which the increase is determined. Similarly, any future decrease in the fair value of contingent consideration associated with sales-based royalties and sales-based milestones will result in a reduction in cost of product sales and contract manufacturing. The changes in fair value for potential future sales-based royalties associated with product candidates in development will result in a charge to selling, general and administrative expense in the period in which the increase is determined. Similarly, any future decrease in the fair value of contingent consideration associated with potential future sales-based royalties for products candidates will result in a reduction in selling, general and administrative expense.

The associated payment or payments which will become due and payable for development and regulatory milestones will result in a charge to research and development expense in the period in which the increase is determined. Similarly, any future decrease in the fair value for development and regulatory milestones will result in a reduction in research and development expense.

Revenue recognition

On January 1, 2018 the Company adopted ASC topic 606 using the modified retrospective approach applied to those contracts in effect as of January 1, 2018. Under this transition method, results for reporting periods beginning after January 1, 2018 are presented under the new standard, while prior period amounts are not adjusted and continue to be reported in accordance with historical accounting under Topic 605. See further discussion of the adoption of Topic 606, including the impact to our 2018 financial statements within the recently issued accounting standards section below.

The Company recognizes revenue when the Company's customers obtain control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services by analyzing the following five steps: (1) identify the contract with a customer(s); (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. To indicate the transfer of control for the Company’s product sales and contract manufacturing services, it must have a present right to payment, legal title must have passed to the customer, and the customer must have the significant risks and rewards of ownership. Revenue for long-term development contracts is generally recognized based upon the cost-to-cost measure of progress, provided that the Company meets the criteria associated with transferring control of the good or service over time.

Multiple performance obligations

A performance obligation is a promise in a contract to transfer a distinct product or service to a customer and is the unit of account under ASC 606. For contracts with multiple performance obligations, the Company allocates the contract’s transaction price to each performance obligation on a relative standalone selling price basis using the Company’s best estimate of the standalone selling price of each distinct product or service in the contract. The primary method used to estimate standalone selling price is the price observed in standalone sales to customers, however when prices in standalone sales are not available the Company may use third-party pricing for similar products or services or estimate the standalone selling price. Allocation of the transaction price is determined at the contracts’ inception.

Transaction price and variable consideration

Once the performance obligations in the contract have been identified, the Company estimates the transaction price of the contract. The estimate includes amounts that are fixed as well as those that can vary based on expected outcomes of the activities or contractual terms. The Company's variable consideration includes for example consideration transferred under its development contracts with the USG as consideration received can vary based on developmental progression of the product candidate(s). When a contract's transaction price includes variable consideration, the Company evaluates the estimate of the variable consideration to determine whether the estimate needs to be constrained; therefore, the Company includes the variable consideration in the transaction price only to the extent that it is probable that a significant reversal of the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Variable consideration estimates are updated at each reporting date. There were no constraints or material changes to the Company's variable consideration estimates as of or during the twelve months ended December 31, 2018.

Contract financing

In determining the transaction price, the Company adjusts the promised amount of consideration for the effects of the time value of money if the timing of payments agreed to by the parties to the contract (either explicitly or implicitly) provides the customer with a significant benefit of financing the transfer of goods or services to the customer, which is called a significant financing component. The Company does not adjust transaction price for the effects of a significant financing component when the period between the transfer of the promised good or service to the customer and payment for that good or service by the customer is expected to be one year or less.

Product sales

CBRNE

The Company's CBRNE products are as follows: BioThrax, ACAM2000, raxibacumab, Anthrasil, BAT, VIGIV, RSDL and Trobigard. The primary customer for the Company's CBRNE products and the primary source of funding for the development of its CBNRE product candidate portfolio is the USG. The Company's contracts for the sale of CBRNE products generally have a single performance obligation. Certain product sales contracts with the USG include multiple performance obligations, which generally include the marketed product, stability testing associated with that product, expiry extensions and plasma collection. The USG contracts for the sale of the Company's CBRNE products are normally multi-year contracts.

The transaction price for product sales are based on a cost build-up model with a mark-up. For our product sales, we recognize revenue at a "point in time" when the Company’s performance obligations have been satisfied and control of the products transfer to the customer. This “point in time” depends on several factors, including delivery, transfer of legal title, transition of risk and rewards of the product to the customer and the Company's right to payment. The USG contracts for the sale of the Company's CBRNE products also include certain acceptance criteria before title passes to the USG.

Travelers' diseases and Opioids

The Company's travelers' disease and opioid products are as follows: Vivotif, Vaxchora and NARCAN® Nasal Spray. Revenues are recognized when control of the goods are transferred to our customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. Prior to recognizing revenue, the Company makes estimates of the transaction price, including variable consideration that is subject to a constraint. Allowances for returns, specialty distributor fees, wholesaler fees, prompt payment discounts, government rebates, chargebacks and rebates under managed care plans are considered in determining the variable consideration. Revenues from sales of products is recognized to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with such variable consideration is subsequently resolved. Product sales revenue is recognized when control has transferred to the customer, which occurs at a point in time, which is typically upon delivery to the customer. Provisions for variable consideration revenues from sales of products are recorded at the net sales price, which includes estimates of variable consideration for which provisions are established and which relate to returns, specialty distributor fees, wholesaler fees, prompt payment discounts, government rebates, chargebacks and rebates under managed care plans. Calculating certain of these provisions involves estimates and judgments and the Company determines their expected value based on sales or invoice data, contractual terms, historical utilization rates, new information regarding changes in these programs’ regulations and guidelines that would impact the amount of the actual rebates, the Company's expectations regarding future utilization rates for these programs and channel inventory data. These provisions reflect the Company's best estimate of the amount of consideration to which the Company is entitled based on the terms of the contract. The amount of variable consideration that is included in the transaction price may be constrained and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. The Company reassesses the Company's provisions for variable consideration at each reporting date. Historically, adjustments to estimates for these provisions have not been material.

Provisions for returns, specialty distributor fees, wholesaler fees, government rebates and rebates under managed care plans are included within current liabilities in the Company's consolidated balance sheets. Provisions for chargebacks and prompt payment discounts are shown as a reduction in accounts receivable.

Contract manufacturing

The Company performs contract manufacturing services for third parties. Under these contracts, activities can include pharmaceutical product process development, manufacturing and filling services for injectable and other sterile products, inclusive of process design, technical transfer, manufacturing validations, laboratory analytical development support, aseptic filling, lyophilization, final packaging and accelerated and ongoing stability studies. These contracts, with a duration that is less than one year, generally include a single performance obligation as the customer benefits from our performance upon full completion of our services. The performance obligation is satisfied when the Company must have a present right to payment because legal title has passed to the customer, the goods are in the customer’s possession with all the risks and rewards of ownership, and the efficacy of the goods has been confirmed. The Company recognizes revenue at a "point in time" based on when the performance obligation to the customer is satisfied.

Contracts and grants

The Company generates contract and grant revenue primarily from cost-plus-fee contracts associated with development of certain product candidates. Revenues from reimbursable contracts are recognized as costs are incurred, generally based on allowable costs incurred during the period, plus any recognizable earned fee. The Company uses this input method to measue progress as the customer has the benefit of access to the development research under these projects and therefore benefits from the Compny’s performance incrementally as research and development activites occur under each project. We consider fixed fees under cost-plus-fee contracts to be earned in proportion to the allowable costs incurred in performance of the contract. We analyze costs for contracts and reimbursable grants to ensure reporting of revenues gross versus net is appropriate. Revenue for long-term development contracts is considered variable consideration, because the deliverable is dependent on the successful completion of development and is generally recognized based upon the cost-to-cost measure of progress, provided that the Company meets the criteria associated with satifiying the performance obligation over time. The USG contracts for the development of the Company's CBRNE product candidates are normally multi-year contracts. For the three years in the period ended December 31, 2018, 2017, and 2016, the costs incurred under the contracts and grants was 32%, 43% and 67%, respectively, of total research and development expenses incurred.

Research and development

We expense research and development costs as incurred. The Company's research and development expenses consist primarily of:

▪	personnel-related expenses;
▪
fees to professional service providers for, among other things, analytical testing, independent monitoring or other administration of the Company's clinical trials and obtaining and evaluating data from the Company's clinical trials and non-clinical studies;

▪	costs of contract manufacturing services for clinical trial material; and
▪	costs of materials used in clinical trials and research and development.

Comprehensive income

Comprehensive income is comprised of net income and other changes in equity that are excluded from net income. The Company includes translation gains and losses incurred when converting its subsidiaries' financial statements from their functional currency to the U.S. dollar in accumulated other comprehensive income as well as gains and losses on its pension benefit obligation.

Translation of Foreign Currencies

For our non-U.S. subsidiaries that transact in a functional currency other than the U.S. dollar, assets and liabilities are translated at current rates of exchange at the balance sheet date. Income and expense items are translated at the average foreign currency exchange rates for the period. Adjustments resulting from the translation of the financial statements of our foreign operations into U.S. dollars are excluded from the determination of net income and are recorded in accumulated other comprehensive income, a separate component of equity. For subsidiaries where the functional currency of the assets and liabilities differ from the local currency, non-monetary assets and liabilities are translated at the rate of exchange in effect on the date assets were acquired while monetary assets and liabilities are translated at current rates of exchange as of the balance sheet date. Income and expense items are translated at the average foreign currency rates for the period. Translation adjustments of these subsidiaries are included in other income (expense), net in our consolidated statements of income.

Earnings per share

The Company calculates basic earnings per share by dividing net income by the weighted average number of shares of common stock outstanding during the period.

For the year ended December 31, 2018, the Company calculated diluted earnings per share using the treasury method by dividing net income by the weighted average number of shares of common stock outstanding during the period. For the years ended December 31, 2017 and 2016, the Company calculated diluted earnings per share using the if-converted method by dividing the adjusted net income by the adjusted weighted average number of shares of common stock outstanding during the period. The adjusted net income is adjusted for interest expense and amortization of debt issuance cost, both net of tax, associated with the Company's 2.875% Convertible Senior Notes due 2021 (the "Notes"). The weighted average number of diluted shares is adjusted for the potential dilutive effect of the exercise of stock options and the vesting of restricted stock units along with the assumption of the conversion of the Notes, each at the beginning of the period. During the fourth quarter of 2017, the Company issued a notice of termination of conversion rights related to the Notes and issued 8.5 million shares of common stock due to conversions that occurred in 2017.

Accounting for stock-based compensation

The Company has one stock-based employee compensation plan, the Emergent BioSolutions Inc. Stock Incentive Plan (the "Emergent Plan"), which includes both stock options and restricted stock units.

The terms and conditions of equity awards (such as price, vesting schedule, term and number of shares) under the Emergent Plan is determined by the compensation committee of the Company's board of directors, which administers the Emergent Plan. Each equity award granted under the Emergent Plan vests as specified in the relevant agreement with the award recipient and no option can be exercised after ten years from the date of grant. The Company charges the estimated fair value of awards against income on a straight-line basis over the requisite service period, which is generally the vesting period. Where awards are made with non-substantive vesting periods (for instance, where a portion of the award vests upon retirement eligibility), the Company estimate and recognize expense based on the period from the grant date to the date the employee becomes retirement eligible.

The Company determines the fair value of restricted stock units using the closing market price of the Company's common stock on the day prior to the date of grant. The Company utilizes the Black-Scholes valuation model for estimating the fair value of all stock options granted. Set forth below is a discussion of the Company's methodology for developing each of the assumptions used:

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

Pension plans

The Company maintains defined benefit plans for employees in certain countries outside the U.S., including retirement benefit plans required by applicable local law. The plans are valued by independent actuaries using the projected unit credit method. The liabilities correspond to the projected benefit obligations of which the discounted net present value is calculated based on years of employment, expected salary increase, and pension adjustments. The Company reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends. Actuarial gains and losses are deferred in accumulated other comprehensive loss, net of tax and are amortized over the remaining service attribution periods of the employees under the corridor method. Differences between the expected long-term return on plan assets and the actual annual return are amortized to net periodic benefit cost over the estimated remaining life as a component of selling, general and adminstrative expenses in the consolidated statements of operations.

Recently issued accounting standards

Recently Adopted

ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09")

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09. ASU No. 2014-09 (known as ASC 606) supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, as well as most industry-specific guidance, and significantly enhances comparability of revenue recognition practices across entities and industries by providing a principles-based, comprehensive framework for addressing revenue recognition issues. The Company adopted ASC 606 as of January 1, 2018 using the modified retrospective method resulting in an adjustment to opening retained earnings of $32.5 million for the cumulative effect of initially applying the new standard.

Under ASC 606, the Company finalized the review of its portfolio of revenue contracts that were not complete as of the adoption date and made its determination of its revenue streams as well as completed extensive contract specific reviews to determine the impact of the new standard on its historical and prospective revenue recognition. Because many of the Company's significant contracts with customers have unique contract terms, the Company reviewed all its non-standard agreements in order to determine the effect of adoption. The Company tested a sample of remaining agreements to verify that there were no changes in accounting based on the assumption that these contracts had similar characteristics and that the effects on the financial statements would not differ materially from applying this guidance to the individual contracts. To estimate the financial impacts of the adoption, the Company did not apply the contract modification practical expedient and retrospectively restated long-term contracts for any contract modifications.

The opening balance sheet adjustment was the result of the Centers for Innovation in Advanced Development and Manufacturing ("CIADM") contract with the Biomedical Advanced Research and Development Authority ("BARDA"). Under ASC 606 at January 1, 2018, the Company determined that the performance obligation under the arrangement is to provide ongoing manufacturing capability to the USG and would recognize the consideration received in the initial 7 year base period on a straight-line basis over a 24-year period as the capability being created during the base period of the contract is being provided to the customer over both the base period contract term as well as 17 additional option periods. As the Company’s performance obligation is providing the USG with continuous access to its production capabilities throughout the contract duration, a time-based measure resulting in straight-line revenue recognition is proportionate to the Company’s progress in satisfying the performance obligation when compared to the total progress. This measure of progress is most reflective of the Company satisfying the performance obligation over time. Beginning in June 2013, the Company was expected to be able to stand ready and be available to respond to the USG and importantly to respond to any task orders that may be issued during the base period and additional option periods. Being able to stand ready to perform in the event of an outbreak is of importance to the USG and by entering into this arrangement with the Company, the USG expected to receive the benefit of having access to Company’s readiness and its capability to immediately respond to public health threats. Prior to June 2013, the Company was performing fulfillment and set-up activities to be able to perform under the contract. The Company concluded the identified stand-ready performance obligations represent a series of distinct services that are substantially the same and have the same pattern of transfer to the customer.

In addition, the Company determined the CIADM contract includes a significant financing component which is included in the transaction price. The Company calculated the financing component using an interest rate the Company had on its other debt obligations at inception of the contract. The difference in revenue recognized under ASC 605 vs. ASC 606, as of the adoption date, was primarily attributable to the difference in the overall consideration or transaction price resulting from different accounting treatment related to options within the contract and the inclusion of a significant financing component under ASC 606.

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

ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory ("ASU 2016-16")

In October 2016, the FASB issued ASU 2016-16. ASU 2016-16 improves the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. The new standard will require entities to recognize the income tax consequences of an intra-entity transfer of a non-inventory asset when the transfer occurs. The Company adopted the guidance on January 1, 2018 which did not have a significant impact on the presentation of the Company’s financial statements.

ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15")

In August 2016, the FASB issued Accounting Standard Update ("ASU") 2016-15.  ASU 2016-15 eliminates the diversity in practice related to the classification of certain cash receipts and payments for debt prepayments or extinguishment costs, the maturing of a zero-coupon bond, the settlement of contingent liabilities arising from a business combination, proceeds from insurance settlements, distributions from certain equity method investees and beneficial interests obtained in a financial asset securitization. ASU 2016-15 designates the appropriate cash flow classification, including requirements to allocate certain components of these cash receipts and payments among operating, investing and financing activities. The Company adopted the new standard effective January 1, 2018 and has determined the impact of ASU No. 2016-15 on its consolidated financial statements will be related to the settlement of contingent liabilities arising from a business combination.

ASU 2016-18, Restricted Cash (Topic 230): Statement of Cash Flows ("ASU 2016-18")

In November 2016, the FASB issued ASU 2016-18. ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Restricted cash and restricted cash equivalents will be included with cash and cash equivalents when reconciling the beginning of period and end of period balances on the statement of cash flows upon adoption of this standard. The Company adopted the new standard effective January 1, 2018 on a prospective basis.

ASU No. 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting ("ASU 2017-09")

In May 2017, the FASB issued ASU 2017-09. ASU 2017-09 clarifies which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The Company adopted the new standard effective January 1, 2018, which did not have a material impact on its consolidated financial statements.

ASU No. 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-based Payment Accounting ("ASU 2018-07")

In June 2018, the FASB issued ASU 2018-07. ASU 2018-07 expands the scope of Topic 718 to include share-based payments issued to nonemployees for goods and services. ASU No. 2018-07 is intended to reduce cost and complexity and to improve financial reporting for share-based payments issued to nonemployees (for example, service providers, external legal counsel, suppliers, etc.). The standard will be effective after December 15, 2018 for the Company, with early adoption permitted, but no earlier than the Company's adoption date of Topic 606. The Company early adopted the new standard effective April 1, 2018. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Costs and Net Periodic Postretirement Benefit Cost ("ASU 2017-07")

In March 2017, the FASB issued ASU 2017-07. This standard requires that an employer disaggregate the service cost component from the other components of net benefit cost. This standard also provides explicit guidance on how to present the service cost component and the other components of net benefit cost in the statements of income and allows only the service cost component of net benefit cost to be eligible for capitalization. The other components of the net periodic benefit cost must be presented separately from the line items that include service cost and outside of any subtotal of operating income on our consolidated statements of income. The Company adopted this standard on January 1, 2018. The adoption of this standard did not have a material impact on the consolidated financial statements.

ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business ("ASU 2017-07")

In January 2017, the FASB issued ASU 2017-01. This guidance that amends the definition of a business and provides a threshold which must be considered to determine whether a transaction is an acquisition (or disposal) of an asset or a business. Under the current accounting guidance, the minimum inputs and processes required for a “set” of assets and activities to meet the definition of a business is not specified. That lack of clarity has led to broad interpretations of the definition of a business. Under this guidance, when substantially all of the fair value of gross assets acquired is concentrated in a single asset (or group of similar assets), the assets acquired would not represent a business. In addition, in order to be considered a business, an acquisition would have to include at a minimum an input and a substantive process that together significantly contribute to the ability to create an output. The amended guidance also narrows the definition of outputs by more closely aligning it with how outputs are described in FASB guidance for revenue recognition. The guidance is effective on a prospective basis beginning January 1, 2018.

Not Yet Adopted

ASU 2016-02, Leases (Topic 842) ("ASU 2016-02")

In February 2016, the FASB issued ASU 2016-02. ASU 2016-02 increases transparency and comparability among organizations by requiring the recognition of lease assets and lease liabilities on the balance sheet and disclosure of key information about leasing arrangements for both lessees and lessors. The standard is effective January 1, 2019, with early adoption permitted. The Company will adopt the new standard effective January 1, 2019 using the modified retrospective approach. An entity that applies the transition provisions at the beginning of the period of adoption records its cumulative adjustment to the opening balance of retained earnings in the period of adoption rather than in the earliest period presented (i.e., January 1, 2019 for a calendar year-end entity that adopts the standard on that date). In this case, an entity continues to apply the legacy guidance in ASC 840, including its disclosure requirements, in the comparative periods presented in the year it adopts the standard.

The Company will take advantage of the transition package of certain practical expedients permitted: ASC 842-10-65-1(f) and ASC 842-10-65-1(g). The Company will make an accounting policy election that will keep leases with an initial term of 12 months or less off of the balance sheet and will result in recognizing those lease payments in the consolidated statements of operations on a straight-line basis over the lease term. In addition, the Company has made an accounting policy election, by class of underlying asset, to not separate non-lease components from lease components and instead to account for each separate lease component, and the non-lease components associated with that lease component, as a single lease component.

While the Company is continuing to assess all potential impacts of the standard, the Company currently expects total liabilities to increase with an offsetting increase to leased assets by an amount not in excess of 5% of total liabilities as of the date of adoption. The difference between these amounts will be recorded as an adjustment to retained earnings. The Company does not believe the standard will materially affect the Company's consolidated net earnings. These estimates, based on the Company's current lease portfolio, may change as it continues to evaluate the new standard. The estimates could also change due to changes in the lease portfolio, which could include (a) lease volume, (b) lease commencement dates, and (c) renewal option and lease termination expectations. The Company will update its estimates each quarter as changes occur.

ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13")

In June 2016, the FASB issued ASU 2016-13. ASU 2016-13 provides guidance on measurement of credit losses on financial instruments that changes the impairment model for most financial assets and certain other instruments, including trade and other receivables, held-to-maturity debt securities and loans, and that requires entities to use a new, forward-looking “expected loss” model that is expected to generally result in the earlier recognition of allowances for losses. The guidance is effective for annual periods beginning after December 15, 2019, including interim periods within those years, but early adoption is permitted. The Company is evaluating the effect that the pronouncement will have on the Company's consolidated financial statements.

ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-04")

In January 2017, the FASB issued ASU 2017-04. ASU 2017-04 simplifies the subsequent measurement of goodwill and eliminates Step 2 from the goodwill impairment test. ASU 2017-04 is effective for annual and interim goodwill tests beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates on or after January 1, 2017. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements.

ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income ("ASU 2018-02")

In February 2018, the FASB issued ASU 2018-02. ASU 2018-02 provides the option to reclassify certain income tax effects related to the Tax Cuts and Jobs Act passed in December of 2017 between accumulated other comprehensive income and retained earnings and also requires additional disclosures. ASU 2018-02 is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. Adoption of ASU 2018-02 is to be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the tax laws or rates were recognized. The Company is currently evaluating the impact of adopting ASU 2018-02 on its consolidated financial statements.

ASU 2018-13, Fair Value Measurement - Disclosure Framework (Topic 820) ("ASU 2018-13")

In August 2018, the FASB issued ASU 2018-13. ASU 2018-13 improves the disclosure requirements on fair value measurements. The updated guidance if effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for any removed or modified disclosures. The Company is currently assessing the timing and impact of adopting the updated provisions.

ASU 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Topic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans ("ASU 2018-14")

In August 2018, the FASB issued ASU 2018-14. ASU 2018-14 modifies the disclosure requirements for defined benefit pension plans and other postretirement plans. ASU 2018-14 is effective for all entities for fiscal years ending after December 15, 2020, and earlier adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2018-14 on its consolidated financial statements.

ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract ("ASU 2018-15")

In August 2018, the FASB issued ASU 2018-15. ASU 2018-15 clarifies the accounting for implementation costs in cloud computing arrangements. ASU 2018-15 is effective for all entities for fiscal years beginning after December 15, 2019, and earlier adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2018-15 on its consolidated financial statements.

SEC's Disclosure Update and Simplification

In August 2018, the SEC adopted amendments to certain disclosure requirements in Securities Act Release No. 33-10532, Disclosure Update and Simplification. Among the amendments is the requirement to present the changes in stockholders’ equity in the interim financial statements (either in a separate statement or footnote) in quarterly reports on Form 10-Q. The amendments are effective for all filings made on or after November 5, 2018. However, registrants may begin providing the new interim reconciliations of stockholders' equity in the Form 10-Q for the interim period beginning after the effective date. The Company plans to implement the changes required by these amendments to its Statements of Equity in its Form 10-Q filing for the period ended March 31, 2019.

3.  Revenue recognition

The Company operates in one business segment. Therefore, results of the Company's operations are reported on a consolidated basis for purposes of segment reporting, consistent with internal management reporting. For the year ended December 31, 2018, there was a nominal difference between revenues recognized under ASC 606 and revenues recognized based on the prior revenue recognition guidance for the same period.

For the year ended December 31, 2018, the Company's revenues disaggregated by the major sources was as follows:

(in millions)	Year Ended December 31, 2018
	U.S	Non-U.S.
	Government	Government	Total

Product sales	$526.1	$80.4	$606.5
Contract manufacturing	—	98.9	98.9
Contracts and grants	71.5	5.5	77.0
Total revenues	$597.6	$184.8	$782.4

Contract liabilities

When performance obligations are not transferred to a customer at the end of a reporting period, the amount allocated to those performance obligations are reflected as deferred revenue on the consolidated balance sheets and are deferred until control of these performance obligations is transferred to the customer. The following table presents the rollforward of deferred revenue contract liabilities:

(in millions)
Balance at December 31, 2017	$30.5
Adoption of new accounting standard (ASC 606)	42.4
Balance at January 1, 2018	72.9
Deferral of revenue	29.3
Recognition of revenue included in beginning of year contract liability	(29.1)
Balance at December 31, 2018	$73.1

Transaction price allocated to remaining performance obligations

As of December 31, 2018, the Company had expected future revenues associated with performance obligations that have not been satisfied of approximately $550 million. The Company expects to recognize a majority of these revenues within the next 24 months, with the remainder recognized thereafter. However, the amount and timing of revenue recognition for unsatisfied performance obligations can materially change due to timing of funding appropriations from the USG and the overall success of the Company's development activities associated with its CBRNE product candidates that are then receiving development funding support from the government under development contracts. In addition, the amount of future revenues associated with unsatisfied performance obligations excludes the value associated with unexercised option periods in the Company's contracts (which are not performance obligations as of December 31, 2018).

Contract assets

The Company considers unbilled accounts receivables and deferred costs associated with revenue generating contracts, that are not included in inventory or property, plant and equipments, as contract assets. As of December 31, 2018 and 2017, the Company had contract assets associated with deferred costs of $1.2 million and $2.9 million, respectively, which is included in prepaid expenses and other current assets on the Company's consolidated balance sheets.

Accounts receivable

Accounts receivable including unbilled accounts receivable contract assets consist of the following:

	December 31,
(in millions)	2018	2017
Billed, net	$234.0	$118.9
Unbilled	28.5	24.8
Total, net	$262.5	$143.7

As of December 31, 2018 and 2017, the Company's accounts receivable balances were comprised of 76% and 89%, respectively, from the USG. The overall decrease in the percentage of accounts receivable attributed to the USG was due primarily to the increase of non-USG related accounts receivable from PaxVax and Adapt, both acquired in October 2018. As of December 31, 2018, allowance for doubtful accounts were de minimis. The Company did not have any allowance for doubtful accounts as of December 31, 2017.

4. Discontinued operations

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

The historical statements of operations of Aptevo have been presented as discontinued operations in the consolidated financial statements. Discontinued operations include results of Aptevo's business except for certain allocated corporate overhead costs and certain costs associated with transition services provided by the Company to Aptevo. These allocated costs remain part of continuing operations.

The following table summarizes results from discontinued operations of Aptevo included in the consolidated statements of operations for the year ended December 31, 2016:

Year ended December 31,
(in millions)	2016

Revenues:
Product sales	$21.2
Collaborations	0.2
Total revenues	21.4

Operating expense:
Cost of product sales	11.6
Research and development	18.0
Selling, general and administrative	23.8
Total operating expense	53.4

Loss from discontinued operations before benefit from income taxes	(32.0)
Benefit from income taxes	(21.3)
Net loss from discontinued operations	$(10.7)

The following table summarizes the cash flows of Aptevo included in the year ended December 31, 2016 consolidated statements of cash flows:

Year ended December 31,
(in millions)	2016
Net cash used in operating activities	$(10.3)
Net cash used in investing activities	(1.9)
Net cash provided by financing activities	7.7

Net decrease in cash and cash equivalents	$(4.5)

5. Acquisitions

Acquisition of Adapt

On October 15, 2018, the Company completed the acquisition of Adapt Pharma Limited ("Adapt") and its NARCAN® (naloxone HCl) Nasal Spray marketed product, the first and only needle-free formulation of naloxone approved by the FDA and Health Canada, for the emergency treatment of known or suspected opioid overdose as manifested by respiratory and/or central nervous system depression. This acquisition includes the NARCAN® Nasal Spray marketed product and a development pipeline of new treatment and delivery options to address opioid overdose, and approximately 50 employees, located in the U.S., Canada, and Ireland, including those responsible for supply chain management, research and development, government affairs, and commercial operations. The acquisition will expand the Company’s scope of capabilities to deliver critical medical counter measures to its customers.

The preliminary purchase consideration is as follows:

(in millions)	October 15, 2018
Cash	$581.5
Equity	37.7
Fair value of contingent purchase consideration	48.0
Total preliminary purchase consideration	$667.2

The Company issued 733,309 shares of Common Stock at $60.44 per share, the closing price of Emergent's share price on October 15, 2018, for a total of $44.3 million (inclusive of adjustments). The $44.3 million value of the common stock shares issued has been adjusted to a fair value of $37.7 million considering a discount for lack of marketability due to a two-year lock-up period beginning on October 15, 2018. The remaining consideration payable for the acquisition consists of up to $100 million in cash based on the achievement of certain sales milestones through 2022 which the Company has determined the fair value of to be $48.0 million as of the acquisition date. The fair value of the contingent purchase consideration is based on management’s assessment of the potential future realization of the contingent purchase consideration payments. This assessment is based on inputs that have no observable market (Level 3). The obligation is measured using a discounted cash flow model.

This transaction will be accounted for by the Company under the acquisition method of accounting, with the Company as the acquirer. Under the acquisition method of accounting, the assets and liabilities of Adapt will be recorded as of October 15, 2018, the acquisition date, at their respective fair values, and combined with those of the Company. The purchase price allocation is preliminary as the Company needs to continue to gather data necessary to complete the fair value valuation of various closing balance sheet items such as, but not limited to intangible assets (including acquired in-process research and development ("IPR&D")) acquired and income taxes.

The table below summarizes the preliminary allocation of the purchase price based upon estimated fair values of assets acquired and liabilities assumed at October 15, 2018.

(in millions)	October 15, 2018
Estimated fair value of tangible assets acquired and liabilities assumed:
Cash	$17.7
Accounts receivable	21.3
Inventory	41.4
Prepaid expenses and other assets	7.8
Accounts payable	(32.2)
Accrued expenses and other liabilities	(50.4)
Deferred tax liability, net	(62.4)
Total estimated fair value of tangible assets acquired and liabilities assumed	(56.8)

Acquired in-process research and development	41.0
Acquired intangible asset	534.0
Goodwill	149.0
Total purchase price	$667.2

The Company determined the estimated fair value of the intangible asset using the income approach, which is based on the present value of future cash flows. The fair value measurements are based on significant unobservable inputs that are developed by the Company using estimates and assumptions of the respective market and market penetration of the Company's products.

The preliminary estimated fair value of the intangible asset acquired for Adapt's marketed product NARCAN® Nasal Spray is valued at $534.0 million. The Company has determined the useful life of the NARCAN® Nasal Spray intangible asset to be 15 years. The Company estimated the fair value of the NARCAN® Nasal Spray intangible asset using the income approach with a present value discount rate of 10.5%, which is based on the estimated weighted-average cost of capital for companies with profiles substantially similar to that of Adapt. This is comparable to the estimated internal rate of return for the acquisition and represents the rate that market participants would use to value these intangible assets. The projected cash flows from the NARCAN® Nasal Spray intangible asset were based on key assumptions including: estimates of revenues and operating profits; and risks related to the viability of and potential alternative treatments in any future target markets.

The intangible asset associated with IPR&D acquired from Adapt is related to a product candidate. Management determined that the estimated acquisition-date fair value of intangible assets related to IPR&D was $41.0 million. The estimated fair value was determined using the income approach, which discounts expected future cash flows to present value. The Company estimated the fair value using a present value discount rate of 11%, which is based on the estimated weighted-average cost of capital for companies with that profiles substantially similar to that of Adapt and IPR&D assets at a similar stage of development as the product candidate. This is comparable to the estimated internal rate of return for the acquisition and represents the rate that market participants would use to value the IPR&D. The projected cash flows for the product candidate  were based on key assumptions including: estimates of revenues and operating profits, considering its stage of development on the acquisition date; the time and resources needed to complete the development and approval of the product candidate; the life of the potential commercialized product and associated risks, including the inherent difficulties and uncertainties in developing a product candidate, such as obtaining marketing approval from the FDA and other regulatory agencies; and risks related to the viability of and potential for alternative treatments in any future target markets. IPR&D assets are considered to be indefinite-lived until the completion or abandonment of the associated research and development efforts (see Note 10).

The Company determined the fair value of the inventory using the comparative sales method, which estimates the expected sales price reduced for all costs expected to be incurred to complete/dispose of the inventory with a profit on those costs.

The Company recorded approximately $149.0 million in goodwill related to the Adapt acquisition, which is calculated as the purchase price paid in excess of the fair value of the tangible and intangible assets acquired representing the future economic benefits the Company expects to receive as a result of the acquisition. The goodwill created from the Adapt acquisition is associated with early stage pipeline products. Substantially all of the goodwill generated from the Adapt acquisition is not expected to be deductible for tax purposes.

The Company has incurred transaction costs related to the Adapt acquisition of approximately $16.3 million for the year ended December 31, 2018, which have been recorded in selling, general and administrative expenses.

Acquisition of PaxVax

On October 4, 2018, the Company completed the acquisition of PaxVax Holding Company Ltd. ("PaxVax"), a company focused on developing, manufacturing, and commercializing specialty vaccines that protect against existing and emerging infectious diseases. This acquisition includes Vivotif® (Typhoid Vaccine Live Oral Ty21a), the only oral vaccine licensed by the FDA for the prevention of typhoid fever, Vaxchora® (Cholera Vaccine, Live, Oral), the only FDA-licensed vaccine for the prevention of cholera, an adenovirus 4/7 vaccine candidate being developed for military personnel under contract with the DoD, and additional clinical-stage vaccine candidates targeting chikungunya and other emerging infectious diseases, European-based current good manufacturing practices ("cGMP") biologics manufacturing facilities, and approximately 250 employees including those in research and development, manufacturing, and commercial operations with a specialty vaccines salesforce in the U.S. and in select European countries. The products and product candidates within PaxVax's portfolio are consistent with the Company’s mission and will expand the Company’s core business of addressing PHTs. In addition, the acquisition expands the Company's manufacturing capabilities.

At the closing, the Company paid a cash consideration of $273.1 million (inclusive of closing adjustments). This transaction will be accounted for by the Company under the acquisition method of accounting, with the Company as the acquirer. Under the acquisition method of accounting, the assets and liabilities of PaxVax will be recorded as of October 4, 2018, the acquisition date, at their respective fair values, and combined with those of the Company. As of the date of this filing, the initial accounting for the PaxVax acquisition is preliminary due to the Company's need to continue to gather data to assess the fair value valuation of property, plant and equipment along with the acquired intangible assets (including IPR&D) and accounting for taxes.

The table below summarizes the preliminary allocation of the purchase consideration based upon estimated fair values of assets acquired and liabilities assumed at October 4, 2018.

(in millions)	October 4, 2018
Estimated fair value of tangible assets acquired and liabilities assumed:

Cash	$9.0
Accounts receivable	4.1
Inventory	19.7
Prepaid expenses and other assets	12.2
Property, plant and equipment	57.8
Deferred tax assets, net	3.8
Accounts payable	(3.5)
Accrued expenses and other liabilities	(33.6)
Total estimated fair value of tangible assets acquired and liabilities assumed	69.5

Acquired in-process research and development	9.0
Acquired intangible assets	133.0
Goodwill	61.6
Total purchase consideration	$273.1

The preliminary estimated fair value of the intangible assets acquired for PaxVax's marketed products are valued at a total of $133.0 million. The Company has determined that the weighted average useful lives of the intangible assets to be 19 years.

The Company determined the estimated fair value of the intangible assets using the income approach, which is based on the present value of future cash flows. The fair value measurements are based on significant unobservable inputs that are developed by the Company using estimates and assumptions of the respective market and market penetration of the Company's products.

The Company estimated the fair value of the Vivotif and Vaxchora intangible assets using the income approach with a present value discount rate of 14.5% and 15%, respectively, which is based on the estimated weighted-average cost of capital for companies with profiles substantially similar to that of PaxVax. This is comparable to the estimated internal rate of return for the acquisition and represents the rate that market participants would use to value these intangible assets. The projected cash flows from these intangible assets were based on key assumptions including: estimates of revenues and operating profits; and risks related to the viability of and potential alternative treatments in any future target markets.

The intangible asset associated with IPR&D acquired from PaxVax is related to a product candidate. Management determined that the estimated acquisition-date fair value of intangible assets related to IPR&D was $9.0 million. The estimated fair value was determined using the income approach, which discounts expected future cash flows to present value. The Company estimated the fair value using a present value discount rate of 15.5%, which is based on the estimated weighted-average cost of capital for companies with that profiles substantially similar to that of PaxVax and IPR&D assets at a similar stage of development as the product candidate. This is comparable to the estimated internal rate of return for the acquisition and represents the rate that market participants would use to value the IPR&D. The projected cash flows for the product candidate was based on key assumptions including: estimates of revenues and operating profits, considering its stage of development on the acquisition date; the time and resources needed to complete the development and approval of the product candidate; the life of the potential commercialized product and associated risks, including the inherent difficulties and uncertainties in developing a product candidate, such as obtaining marketing approval from the FDA and other regulatory agencies; and risks related to the viability of and potential for alternative treatments in any future target markets. IPR&D assets are considered to be indefinite-lived until the completion or abandonment of the associated research and development efforts (see Note 10).

The Company determined the fair value of the inventory using the comparative sales method, which estimates the expected sales price reduced for all costs expected to be incurred to complete/dispose of the inventory with a profit on those costs.

The Company determined the fair value of the property, plant and equipment utilizing either the cost approach or the sales comparison approach. The cost approach is determined by establishing replacement cost of the asset and then subtracting any value that has been lost due to economic obsolescence, functional obsolescence, or physical deterioration. The sales comparison approach determines an asset is equal to the market price of an asset of comparable features such as design, location, size, construction, materials, use, capacity, specification, operational characteristics and other features or descriptions.

The Company recorded approximately $61.6 million in goodwill related to the PaxVax acquisition, calculated as the purchase price paid in the acquisition that was in excess of the fair value of the tangible and intangible assets acquired representing the future economic benefits the Company expects to receive as a result of the acquisition. The goodwill created from the PaxVax acquisition is associated with early stage pipeline products along with potential contract manufacturing services. The majority of the goodwill generated from the PaxVax acquisition is expected to be deductible for tax purposes.

The Company has incurred transaction costs related to the PaxVax acquisition of approximately $4.5 million for the year ended December 31, 2018, which have been recorded in selling, general and administrative expenses.

 Proforma Financial Information

The following unaudited pro forma information has been presented as if the acquisition of Adapt and Pax Vax occurred on January 1, 2017. The information is based on the historical results of operations of the acquired businesses, adjusted for:

▪	the allocation of purchase price and related adjustments, including adjustments to amortization expense related to the fair value of intangible assets acquired;
▪	impacts of debt financing, including interest for debt issued and amortization of debt issuance costs;
▪	the exclusion of acquisition-related costs incurred during the year-ended December 31, 2018; and
▪	associated tax-related impacts of adjustments.

The pro forma results do not necessarily represent what would have occurred if the transactions had taken place on January 1, 2017 nor do they represent the results that may occur in the future. The pro forma adjustments were based on available information and upon assumptions that the Company believes are reasonable to reflect the impact of these acquisitions on the Company's historical financial information on a supplemental pro forma basis. The following table presents the Company's pro forma combined revenues and net income.

	December 31,
(in millions, except per share value)	2018	2017
	(Unaudited)
Revenues	$949.3	$683.8
Net income	$27.7	$12.3
Net income per share - basic	$0.55	$0.29
Net income per share - diluted	$0.54	$0.28

Acquisition of ACAM2000 business

On October 6, 2017, the Company completed the acquisition of the ACAM2000® (Smallpox (Vaccinia) Vaccine, Live) business of Sanofi Pasteur Biologics, LLC ("Sanofi"). This acquisition includes ACAM2000, the only smallpox vaccine licensed by the FDA, a current good manufacturing practices ("cGMP") live viral manufacturing facility and office and warehouse space, both in Canton, Massachusetts, and a cGMP viral fill/finish facility in Rockville, Maryland. With this acquisition, the Company also acquired an existing 10-year contract with the CDC, which expired in March 2018. This contract had a stated value up to $425 million, with a remaining contract value of up to approximately $160 million as of the acquisition date, for the delivery of ACAM2000 to the SNS and establishing U.S.-based manufacturing of ACAM2000. This acquisition added to the Company's product portfolio and expanded the Company's manufacturing capabilities.

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

The contingent purchase consideration obligation is based on a regulatory milestone. At October 6, 2017, the contingent purchase consideration obligation related to the regulatory milestone was recorded at a fair value of $2.2 million. The Level 3 fair value of this obligation was based on a present value model of management's assessment of the probability of achievement of the regulatory milestone as of the acquisition date. This assessment is based on inputs that have no observable market.

The total purchase price is summarized below:

(in millions)
Amount of cash paid to Sanofi	$117.5
Fair value of contingent purchase consideration	2.2
Total purchase price	$119.7

The table below summarizes the allocation of the purchase price based upon the fair values of assets acquired at October 6, 2017. The Company did not assume any liabilities in the acquisition. The Company has finalized the purchase price allocation related to this acquisition.

(in millions)
Fair value of tangible assets acquired:
Inventory	$74.9
Property, plant and equipment	20.0
Total fair value of tangible assets acquired	94.9

Acquired intangible asset	16.7
Goodwill	8.1
Total purchase price	$119.7

The Company determined the fair value of the intangible asset using the income approach, which is based on the present value of future cash flows. The fair value measurements are based on significant unobservable inputs that are developed by the Company using estimates and assumptions of the respective market and market penetration of the Company's products. The Company determined the fair value of the ACAM2000 intangible asset using the income approach with a present value discount rate of 15.50%, based on the estimated weighted-average cost of capital for substantially similar companies. This is comparable to the estimated internal rate of return for the acquisition and represents the rate that market participants would use to value these intangible assets. The projected cash flows from ACAM2000 intangible asset were based on key assumptions, including: estimates of revenues and operating profits, the life of the potential commercialized product and associated risks, and risks related to the viability of and potential alternative treatments in any future target markets. The Company has determined the ACAM2000 intangible asset will be amortized over 10 years.

The Company determined the fair value of the inventory using the probability adjusted comparative sales method, which estimates the expected sales price reduced for all costs expected to be incurred to complete/dispose of the inventory with a profit on those costs.

The Company determined the fair value of the property, plant and equipment utilizing either the cost approach or the sales comparison approach. The cost approach is determined based on the replacement cost of the asset and then subtracting any value that has been lost due to economic obsolescence, functional obsolescence, or physical deterioration. The sales comparison approach determines an asset is equal to the market price of an asset of comparable features such as design, location, size, construction, materials, use, capacity, specification, operational characteristics and other features or descriptions.

The Company recorded approximately $8.1 million in goodwill related to the ACAM2000 acquisition, calculated as the purchase price paid in the acquisition that was in excess of the fair value of the tangible and intangible assets acquired and represents the future economic benefits the Company expects to receive as a result of the acquisition. Goodwill generated from the ACAM2000 acquisition is not expected to be deductible for tax purposes.

Proforma financial information for the ACAM2000 acquisition has not been included as the financial impact is not material.

Impact of Business Acquisitions

The operations of each of the three business acquisitions discussed above were included in the consolidated financial statements as of each of their respective acquisition dates. The following table presents their revenue and earnings as reported within the consolidated financial statements.

(in millions)	December 31, 2018	December 31, 2017

Revenue	$167.8	$11.5
Operating income (loss)	$13.4	$(0.9)

Acquisition of raxibacumab asset

On October 2, 2017, the Company completed the acquisition of raxibacumab, a fully human monoclonal antibody therapeutic product approved by the U.S. Food and Drug Administration ("FDA") for the treatment and prophylaxis of inhalational anthrax, from Human Genome Sciences, Inc. and GlaxoSmithKline LLC (collectively referred to as "GSK"). The all-cash transaction consists of a $76 million upfront payment and up to $20 million in product sale and manufacturing-related milestone payments. The Company recorded an asset (including transaction costs) of $77.6 million, at date of acquisition, which is recorded within intangible assets, net line item of the consolidated balance sheets. None of the milestones have been achieved as of December 31, 2018. The Company has determined that substantially all of the value of raxibacumab is attributed to the raxibacumab asset and therefore the raxibacumab acquisition is considered an asset acquisition.

6. Fair value measurements

The Company’s fair value measurement items primarily consist of contingent consideration liabilities that have been generated from our acquisitions. These liabilities represent an obligation of the Company to transfer additional assets to the selling shareholders if future events occur or conditions are met. The Company’s contingent consideration is measured initially and subsequently at each reporting date at fair value.  The changes in the fair value of contingent consideration obligations are primarily due to the expected amount and timing of future net sales and achieving regulatory milestones, which are inputs that have no observable market (Level 3). Any changes in expectations for the Company’s products are classified in the Company's statement of operations as cost of product sales and contract manufacturing. Any changes in expectations for the Company’s product candidates are recorded in research and development expense for regulatory and development milestones.

The following table is a reconciliation of the beginning and ending balance of the contingent consideration liabilities measured at fair value using significant unobservable inputs (Level 3) during the years ended December 31, 2018 and 2017.

(in millions)
Balance at December 31, 2016	$13.2
(Income) expense included in earnings	7.8
Settlements	(10.9)
Additions due to acquisition	2.2
Balance at December 31, 2017	$12.3
(Income) expense included in earnings	3.1
Settlements	(3.4)
Additions due to acquisition	48.0
Balance at December 31, 2018	$60.0

Separate disclosure is required for assets and liabilities measured at fair value on a recurring basis from those measured at fair value on a non-recurring basis. As of December 31, 2018 and 2017, there were no assets or liabilities measured at fair value on a non-recurring basis, except for the assets acquired from PaxVax and Adapt, along with the ACAM2000 business. See Note 5. "Acquisitions" for further details on the acquisitions.

7. Inventories

Inventories consist of the following:

	December 31,
(in millions)	2018	2017
Raw materials and supplies	$51.8	$36.1
Work-in-process	103.2	76.6
Finished goods	50.8	30.1
Total inventories	$205.8	$142.8

The increase in inventories as of December 31, 2018 was primarily due to the acquisition of PaxVax and Adapt in October 2018.

8. Property, plant and equipment

Property, plant and equipment consist of the following:

	December 31,
(in millions)	2018	2017
Land and improvements	$44.6	$21.8
Buildings, building improvements and leasehold improvements	216.2	160.0
Furniture and equipment	293.9	206.8
Software	55.2	50.8
Construction-in-progress	71.8	100.2
	681.7	539.6
Less: Accumulated depreciation and amortization	(171.5)	(132.4)
Total property, plant and equipment, net	$510.2	$407.2

For the year ended December 31, 2018, construction-in-progress primarily includes costs related to manufacturing equipment. For the year ended December 31, 2017, construction-in-progress primarily includes costs related to the build out of the Company's CIADM manufacturing facility.

Depreciation and amortization expense associated with property, plant and equipment was $36.3 million, $32.2 million and $28.0 million for the years ended December 31, 2018, 2017, and 2016, respectively.

9. Intangible assets and goodwill

The Company's intangible assets consist of CBRNE, travelers' and opioid products acquired via business combinations or asset acquisition. Changes in the Company’s intangible assets, excluding goodwill and IPR&D, consisted of the following:

(in millions)	Total
Cost basis
Balance at December 31, 2017	$151.4
Additions	667.0
Balance at December 31, 2018	$818.4

Accumulated amortization
Balance at December 31, 2017	$(31.8)
Amortization	(25.0)
Balance at December 31, 2018	$(56.8)

Net book value at December 31, 2018	$761.6

For the years ended December 31, 2018, 2017, and 2016, the Company recorded amortization expense for intangible assets of $25.0 million, $8.6 million and $7.0 million, respectively, which is included in the amortization of intangible assets line item of the consolidated statements of operations. As of December 31, 2018, the weighted average amortization period remaining for intangible assets is 14.6 years.

Future amortization expense as of December 31, 2018 is as follows:

(in millions)
2019	$57.7
2020	57.6
2021	56.1
2022	53.4
2023 and beyond	536.8
Total remaining amortization	$761.6

The following table is a summary of changes in goodwill:

	Year Ended December 31,
(in millions)	2018	2017

Balance at beginning of the year	$49.1	$41.0
Additions	210.6	8.1
Balance at end of the year	$259.7	$49.1

10. Long-term debt

The components of long-term indebtedness are as follows:

	December 31,
(in millions)	2018	2017
Senior secured credit agreement - Term loan due 2023	$447.2	$-
Senior secured credit agreement - Revolver loan due 2023	348.0	-
2.875% Convertible Senior Notes due 2021	10.6	10.6
Other	3.0	3.0
Total long-term indebtedness	$808.8	$13.6
Current portion of long-term indebtedness, net of debt issuance costs	(10.1)	-
Unamortized debt issuance costs	(14.2)	(0.1)
Noncurrent portion of long-term indebtedness	$784.5	$13.5

Senior secured credit agreement

On September 29, 2017, the Company entered into a senior secured credit agreement (the “2017 Credit Agreement”) with four lending financial institutions, which replaced the Company's prior senior secured credit agreement (the "2013 Credit Agreement").

On October 15, 2018, the Company entered into an Amended and Restated Credit Agreement (the "Amended Credit Agreement"), which modified the 2017 Credit Agreement. The Amended Credit Agreement (i) increased the revolving credit facility (the "Revolving Credit Facility") from $200 million to $600 million, (ii) extended the maturity of the Revolving Credit Facility from September 29, 2022 to October 13, 2023, (iii) provided for a term loan in the original principal amount of $450 million (the "Term Loan Facility," and together with the Revolving Credit Facility, the "Senior Secured Credit Facilities"), (iv) added several additional lenders, (v) amended the applicable margin such that borrowings with respect to the Revolving Credit Facility will bear interest at the annual rate described below, (vi) amended the provision relating to incremental credit facilities such that the Company may request one or more incremental term loan facilities, or one or more increases in the commitments under the Revolving Credit Facility (each an "Incremental Loan"), in any amount if, on a pro forma basis, the Company's consolidated secured net leverage ratio does not exceed 2.50 to 1.00 after such incurrence, plus $200 million and (vii) amended the maximum consolidated net leverage ratio financial covenant from 3.50 to 1.0 (subject to 0.50% step up in connection with material acquisitions) to the maximum consolidated net leverage ratio described below.

In October 2018, the Company borrowed $318 million under the Revolving Credit Facility and $450 million under the Term Loan Facility to finance a portion of the consideration for the PaxVax and Adapt acquisitions and related expenses.

For the years ended December 31, 2018 and 2017, we capitalized debt issuance costs of $13.4 million and $1.4 million, as a direct reduction to the Term Loan and the revolver, respectively.

Borrowings under the Revolving Credit Facility and the Term Loan Facility will bear interest at a rate per annum equal to (a) a eurocurrency rate plus a margin ranging from 1.25% to 2.00% per annum, depending on the Company's consolidated net leverage ratio or (b) a base rate (which is the highest of the prime rate, the federal funds rate plus 0.50%, and a eurocurrency rate for an interest period of one month plus 1%) plus a margin ranging from 0.25% to 1.00%, depending on the Company's consolidated net leverage ratio. The Company is required to make quarterly payments under the Amended Credit Agreement for accrued and unpaid interest on the outstanding principal balance, based on the above interest rates. In addition, the Company is required to pay commitment fees ranging from 0.15% to 0.30% per annum, depending on the Company's consolidated net leverage ratio, in respect of the average daily unused commitments under the Revolving Credit Facility. The Company is to repay the outstanding principal amount of the Term Loan Facility in quarterly installments based on an annual percentage equal to 2.5% of the original principal amount of the Term Loan Facility during each of the first two years of the Term Loan Facility, 5% of the original principal amount of the Term Loan Facility during the third year of the Term Loan Facility and 7.5% of the original principal amount of the Term Loan Facility during each year of the remainder of the term of the Term Loan Facility until the maturity date of the Term Loan Facility, at which time the entire unpaid principal balance of the Term Loan Facility will be due and payable. The Company has the right to prepay the Term Loan Facility without premium or penalty. The Revolving Credit Facility and the Term Loan Facility mature (unless earlier terminated) on October 13, 2023.

The Amended Credit Agreement also requires mandatory prepayments of the Term Loan Facility in the event the Company or its Subsidiaries (a) incur indebtedness not otherwise permitted under the Amended Credit Agreement or (b) receive cash proceeds in excess of $100 million during the term of the Amended Credit Agreement from certain dispositions of property or from casualty events involving their property, subject to certain reinvestment rights.

The Amended Credit Agreement contains affirmative and negative covenants customary for financings of this type. Negative covenants in the Amended Credit Agreement, among other things, limit the ability of the Company to: incur indebtedness and liens; dispose of assets; make investments including loans, advances, guarantees, or acquisitions (other than permitted acquisitions, subject to compliance with the financial covenants and certain other conditions); and enter into certain merger or consolidation transactions. The Amended Credit Agreement also contains financial covenants, including (1) a minimum consolidated debt service coverage ratio of 2.50 to 1.00, and (2) a maximum consolidated net leverage ratio of 4.00 to 1.00 through September 29, 2019, 3.75 to 1.00 from September 30, 2019 through September 29, 2020 and 3.50 to 1.00 thereafter, which may be adjusted to 4.00 to 1.00 for a four quarter period in connection with a material permitted acquisition, subject to the terms and conditions of the Amended Credit Agreement. Each of the ratios referred to in the foregoing clauses (1) and (2) is calculated on a consolidated basis for each consecutive four fiscal quarter period. As of December 31, 2018, the Company is in compliance with affirmative and negative covenants.

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

On November 14, 2017, the Company issued a notice of termination of conversion rights for its outstanding Notes, of which $250.0 million was outstanding as of the notice date. In connection with the notice of termination, bondholders were given the option to convert their notes into the Company’s stock at a rate of 32.386 per $1,000 of principal outstanding, plus a make-whole of an additional 3.1556 shares per $1,000 principal outstanding, in accordance with the terms of the indenture. The Company was not obligated to pay accrued or unpaid interest on converted notes, and bondholders who did not convert by the deadline of December 28, 2017 would retain their bonds but lose the conversion rights associated with the Notes and be paid interest of 2.875% until the earlier of maturity of the Notes in 2021 or the bonds being called and repaid in full by the Company. Between July 15, 2017 and the notification of termination of conversion rights, the Company accrued interest on the converted Notes of $2.4 million which was recorded as an increase in additional paid-in-capital on the balance sheet. Between November 14, 2017 and December 28, 2017 (the “conversion period”), approximately $239.4 million of bonds were converted into 8.5 million shares of the Company’s common stock, inclusive of shares issued as part of the make-whole provision. In addition, the Company recorded a reduction in additional paid-in-capital on the Company’s balance sheet of $3.6 million associated with debt issuance costs attributable to the converted notes. After giving effect to the converted bonds, the outstanding principal balance of the Notes as of December 31, 2018 was $10.6 million.

Future debt payments of long-term indebtedness are as follows:

(in millions)	December 31, 2018
2019	$11.3
2020	14.1
2021	35.9
2022	33.8
2023 and thereafter	713.7
Total long-term indebtedness	$808.8

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

Accounting for stock-based compensation

The Company has one stock-based employee compensation plan, the Fourth Amended and Restated Emergent BioSolutions Inc. 2006 Stock Incentive Plan (the "Emergent Plan"), which includes both stock options and restricted stock units.

As of December 31, 2018, an aggregate of 21.9 million shares of common stock were authorized for issuance under the Emergent Plan, of which a total of approximately 3.8 million shares of common stock remain available for future awards to be made to plan participants. The exercise price of each option must be not less than 100% of the fair market value of the shares underlying such option on the date of grant. Awards granted under the Emergent Plan have a contractual life of no more than 10 years.

The Company utilizes the Black-Scholes valuation model for estimating the fair value of all stock options granted. Set forth below are the assumptions used in valuing the stock options granted:

	Year Ended December 31,
	2018	2017	2016
Expected dividend yield	0%	0%	0%
Expected volatility	38-39%	37-40%	31-33%
Risk-free interest rate	2.54-3.03%	1.66-1.88%	0.93-1.22%
Expected average life of options	4.5 years	4.3 years	4.3 years

Stock options and restricted stock units

The following is a summary of stock option award activity under the Emergent Plan:

	Emergent Plan
(in millions, except share and per share data)	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2017	2,121,405	$25.48	$44.5
Granted	460,902	51.39
Exercised	(665,183)	21.36
Forfeited	(45,656)	33.14
Outstanding at December 31, 2018	1,871,468	$32.59	$50.1
Exercisable at December 31, 2018	1,081,513	$26.13	$35.9
Options expected to vest at December 31, 2018	696,083	$41.10	$12.8

The following is a summary of restricted stock unit award activity under the Emergent Plan:

(in millions, except share and per share data)	Number of Shares	Weighted-Average Grant Price	Aggregate Intrinsic Value
Outstanding at December 31, 2017	851,720	$30.84	$39.6
Granted	557,767	52.70
Vested	(427,610)	30.12
Forfeited	(60,784)	38.77
Outstanding at December 31, 2018	921,093	$42.82	$54.6

The weighted average remaining contractual term of options outstanding as of December 31, 2018 and 2017 was 4.0 years and 4.0 years, respectively. The weighted average remaining contractual term of options exercisable as of December 31, 2018 and 2017 was 3.0 years and 3.2 years, respectively.

 The weighted average grant date fair value of options granted during the years ended December 31, 2018, 2017, and 2016 was $18.48, $10.53 and $9.24 per share, respectively. The total intrinsic value of options exercised during the years ended December 31, 2018, 2017, and 2016 was $24.4 million, $13.9 million and $15.6 million, respectively. The total fair value of awards vested during 2018, 2017 and 2016 was $16.9 million, $17.9 million and $16.9 million, respectively. As of the year ended December 31, 2018, the total compensation cost and weighted average period over which total compensation is expected to be recognized related to unvested equity awards was $32.8 million and 2.2 years, respectively.

Stock-based compensation expense was recorded in the following financial statement line items:

	Year Ended December 31,
(in millions)	2018	2017	2016
Cost of product sales	$1.7	$1.1	$1.0
Research and development	3.1	2.5	2.3
Selling, general and administrative	18.4	11.6	14.1
Continuing operations	23.2	15.2	17.4
Discontinued operations	-	-	1.1
Total stock-based compensation expense	$23.2	$15.2	$18.5

Share Repurchase Program

In March 2018, the Company's board of directors authorized management to repurchase, from time to time, up to an aggregate of $ million of the Company's common stock under a board-approved share repurchase program. The term of the board authorization of the repurchase program is until December 31, 2019. Any repurchased shares will be available for use in connection with the Company's stock plans and for other corporate purposes. As of December 31, 2018, the Company has not repurchased any shares under this program.

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

The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. Valuation allowances are recorded as appropriate to reduce deferred tax assets to the amount considered likely to be realized. As a result of the reduction in the U.S. corporate income tax rate from 35% to 21% under the Tax Reform Act, the Company revalued its ending net deferred tax liabilities in the United States at December 31, 2017 and recognized a provisional $13.4 million tax benefit in the Company’s consolidated statement of income for the year ended December 31, 2017. During 2018 we adjusted the provisional estimate by approximately $4.5 million, bringing the total tax benefit recorded to date to $17.9 million related to the revaluation of our deferred tax assets and liabilities.

The Tax Reform Act provided for a one-time deemed mandatory repatriation of post-1986 undistributed foreign subsidiary earnings and profits (“E&P”) through the year ended December 31, 2017. The Company had an estimated $95.4 million of undistributed foreign E&P subject to the deemed mandatory repatriation and recognized a provisional transition tax of $13.6 million of income tax expense in the Company’s consolidated statement of income for the year ended December 31, 2017. During 2018 we reduced the provisional transition tax by $0.2 million, bringing the total transition tax to $13.4 million. The Company has elected to pay U.S. federal cash taxes on the deemed mandatory repatriation over eight years.

While the Tax Reform Act provides for a territorial tax system, beginning in 2018, it includes two new U.S. tax base erosion provisions, the global intangible low-taxed income (“GILTI”) provisions and the base-erosion and anti-abuse tax (“BEAT”) provisions.

The GILTI provisions require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The Company is subject to incremental U.S. tax on GILTI income beginning in 2018. The Company has elected to account for GILTI tax in the period in which it is incurred, and therefore has not provided any deferred tax impacts of GILTI in its consolidated financial statements for the year ended December 31, 2018.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act. The Company recognized the provisional tax impacts related to deemed repatriated earnings and the revaluation of deferred tax assets and liabilities and included these amounts in its consolidated financial statements for the year ended December 31, 2017. During 2018, the Company completed the analysis of The Tax Reform Act’s income tax effects based on legislative updates relating to the Act currently available. This resulted in an additional SAB 118 tax benefit of $ million in the third quarter of 2018 related to an adjustment to the transition tax and the remeasurement of certain deferred tax assets and liabilities upon the filing of the 2017 U.S. corporate income tax return.

Significant components of the provisions for income taxes attributable to operations consist of the following:

	Year Ended December 31,
(in millions)	2018	2017	2016
Current
Federal	$1.8	$29.4	$29.2
State	2.4	3.0	2.3
International	6.0	0.3	1.0
Total current	10.2	32.7	32.5
Deferred
Federal	7.5	(6.0)	10.0
State	3.0	(0.6)	(0.2)
International	(1.9)	9.9	(5.6)
Total deferred	8.6	3.3	4.2
Total provision for income taxes	$18.8	$36.0	$36.7

The Company's net deferred tax asset (liability) consists of the following:

	December 31,
(in millions)	2018	2017
Federal losses carryforward	$10.7	$1.6
State losses carryforward	18.1	17.2
Research and development carryforward	10.1	3.5
State research and development carryforward	5.0	-
Scientific research and experimental development credit carryforward	13.1	16.5
Stock compensation	7.5	5.3
Foreign NOLs	35.4	34.1
Deferred revenue	11.6	-
Inventory reserves	3.4	1.6
Other	4.9	3.9
Deferred tax asset	119.8	83.7
Fixed assets	(46.4)	(23.1)
Intangible assets	(60.4)	(2.2)
Other	(0.7)	(10.5)
Deferred tax liability	(107.5)	(35.8)
Valuation allowance	(66.4)	(45.1)
Net deferred tax asset (liability)	$(54.1)	$2.8

As of December 31, 2018, the Company has a net U.S. deferred tax liability in the amount of $4.8 million and a foreign net deferred tax liability in the amount of $49.3 million. The Company had a net U.S. deferred tax liability in the amount of $13.1 million and a foreign net deferred tax asset in the amount of $15.9 million as of December 31, 2017.

As of December 31, 2018, the Company currently has approximately $50.7 million ($10.6 million tax effected) in U.S federal net operating loss carryforwards along with $14.1 million in research and development tax credit carryforwards for U.S. federal and state tax purposes that will begin to expire in 2027 and 2024, respectively. The U.S. federal net operating loss carryforwards are recorded with a $24.3 million valuation allowance. The research and development tax credit carryforwards have a valuation allowance in the amount of $9.6 million. The Company has $280.4 million ($18.1 million tax effected) in state net operating loss carryforwards, primarily in Maryland and California, that will begin to expire in 2019. The U.S. state tax loss carryforwards are recorded with a valuation allowance of $245.9 million ($16.4 million tax effected). The Company has approximately $192.6 million ($35.4 million tax effected) in net operating losses from foreign jurisdictions that will have an indefinite life unless the foreign entities have a change in the nature or conduct of the business in the three years following a change in ownership. A valuation allowance in respect to these foreign losses has been recorded in the tax effected amount of $35.5 million. The Company currently has approximately $13.2 million in Manitoba scientific research and experimental development credit carryforwards that will begin to expire in 2026. The use of any of these net operating losses and research and development tax credit carryforwards may be restricted due to future changes in the Company's ownership.

The provision for income taxes differs from the amount of taxes determined by applying the U.S. federal statutory rate to income before the provision for income taxes as a result of the following:

	Year ended December 31,
(in millions)	2018	2017	2016
US	$71.0	$80.7	$63.3
International	10.5	37.9	35.9
Earnings before taxes on income	81.5	118.6	99.2

Federal tax at statutory rates	$17.1	$41.5	$34.7
State taxes, net of federal benefit	4.3	1.3	0.5
Impact of foreign operations	2.8	(2.2)	(9.9)
Change in valuation allowance	(0.1)	0.3	10.5
Tax credits	(1.8)	(1.9)	(1.6)
Transition tax	(0.2)	13.6	-
Change in U.S. tax rate	(4.5)	(13.4)	-
Stock compensation	(5.8)	(4.0)	-
Other differences	(0.9)	0.4	(0.6)
Return to provision true-ups	1.1	(0.5)	1.7
Transaction costs	5.4	-	-
GILTI, net	0.4	-	-
Permanent differences	1.0	0.9	1.4
Provision for income taxes	$18.8	$36.0	$36.7

The effective annual tax rate for the years ended December 31, 2018, 2017, and 2016 was 23%, 30% and 37%, respectively.

The effective annual tax rate of 23% in 2018 is higher than the statutory rate primarily due to the impact of state taxes, GILTI, acquisition transaction costs and other non-deductible items, and the jurisdictional mix of earnings. This is partially offset by the impact of the SAB 118 benefit and the stock option deduction benefit.

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

The increase in the effective annual tax rate in 2016 was primarily related to tax on the sale, within the Company’s consolidated group, of assets from Canadian subsidiaries to U.S. subsidiaries in preparation of the spin-off of Aptevo, and a valuation allowance charge recorded in its continuing operations related to Aptevo deferred tax assets prior to the distribution. The Company determined that upon spin-off, the deferred tax assets of Aptevo would be unrealizable.

The Company recognizes interest in interest expense and recognizes potential penalties related to unrecognized tax benefits in selling, general and administrative expense. Of the total unrecognized tax benefits recorded at December 31, 2018 and 2017, $0.4 million and $0.8 million, respectively, is classified as a current liability and $8.4 million and $1.2 million, respectively, is classified as a non-current liability on the balance sheet.

The table below presents the gross unrecognized tax benefits activity for 2018, 2017 and 2016:

(in millions)
Gross unrecognized tax benefits at December 31, 2015	$1.5
Increases for tax positions for prior years	-
Decreases for tax positions for prior years	-
Increases for tax positions for current year	0.3
Settlements	-
Lapse of statute of limitations	-
Gross unrecognized tax benefits at December 31, 2016	1.8
Increases for tax positions for prior years	-
Decreases for tax positions for prior years	-
Increases for tax positions for current year	0.5
Settlements	(0.3)
Lapse of statute of limitations	-
Gross unrecognized tax benefits at December 31, 2017	2.0
Increases for tax positions for prior years	-
Unrecognized tax benefits acquired in business combinations	6.5
Decreases for tax positions for prior years	-
Increases for tax positions for current year	0.3
Settlements	-
Lapse of statute of limitations	-
Gross unrecognized tax benefits at December 31, 2018	$8.8

The increase in the gross unrecognized tax benefit in the amount of $6.5 million relating to the acquisition of PaxVax is entirely offset by a receivable pursuant to a Tax Indemnity Agreement that became effective as at the close of the acquisition.

When resolved, substantially all of these reserves would impact the effective tax rate.

The Company's federal and state income tax returns for the tax years 2013 to 2017 remain open to examination. The Company's tax returns in the United Kingdom remain open to examination for the tax years 2010 to 2017, and tax returns in Germany remain open indefinitely. The Company's tax returns for Canada remain open to examination for the tax years 2011 to 2017.

As of December 31, 2018, the Company’s Canadian 2017 Scientific Research and Experimental Development Claim is under audit. As of December 31, 2018, the Company's 2013 and 2014 federal income tax returns are under audit.

13. Defined benefit and 401(k) savings plan

Defined benefit plan

The Company sponsors a defined benefit pension plan as assumed through the acquisition of PaxVax covering eligible employees in Switzerland (the "Swiss Plan"). Under the Swiss Plan, the Company and certain of its employees with annual earnings in excess of government determined amounts are required to make contributions into a fund managed by an independent investment fiduciary. Employer contributions must be in an amount at least equal to the employee’s contribution. The Swiss Plan assets are comprised of an insurance contract that has a fair value consistent with its contract value based on the practicability exception using level 3 inputs. The entire liability is listed as non-current, because plan assets are greater than the expected benefit payments over the next year. The Company recognized pension expense related to the Swiss Plan of $0.3 million reflected as a component of selling, general and administrative for the year ended December 31, 2018.

The funded status of the Swiss Plan is as follows:

December 31,
(in millions)	2018
Fair value of plan assets, beginning of year	$—
Acquisitions	18.2
Employer contributions	0.2
Employee contributions	0.1
Benefits paid	0.3
Actual administration expenses	—
Actual return on plan assets	—
Settlements	(0.6)
Currency impact	—
Fair value of plan assets, end of year	18.2
Projected Benefit Obligation, beginning of year	$—
Acquisitions	28.3
Service cost	0.3
Interest Cost	0.1
Employee contributions	0.1
Actuarial loss	0.3
Benefits paid (refunded)	(0.1)
Actual administration expenses, taxes	—
Plan amendment	0.1
Settlements	(0.6)
Currency impact	0.1
Projected benefit obligation, end of year	$28.6
Funded status, end of year	$(10.4)
Accumulated benefit obligation, end of year	$25.6

Since assets exceed the present value of expected benefit payments for the next twelve months, all of the liability is noncurrent.

Components of net periodic pension cost incurred during the year are as follows:

December 31,
(in millions)	2018
Service cost	$0.3
Interest cost	0.1
Expected return on plan assets	(0.1)
Amortization of loss	—
Amortization of prior service cost	—
Net periodic benefit cost	$0.3

The weighted average assumptions used to calculate the projected benefit obligations are as follows:

December 31,
2018
Discount rate	0.9%
Expected rate of return	3.0%
Rate of future compensation increases	1.5%

The overall expected long-term rate of return on assets assumption considers historical returns, as well as expected future returns based on the fact that investment returns are insured, and the legal minimum interest crediting rate as applicable. Total contributions expected to be made into the plan for the year-ended December 31, 2019 is $1.0 million.

The following table presents losses recognized in accumulated other comprehensive loss before income tax related to the Company’s defined benefit pension plans:

Year Ended December 31,
(in millions)	2018
Net actuarial loss	$0.1
Prior service cost	0.1
Total recognized in accumulated other comprehensive loss	$0.2

Actuarial losses in accumulated other comprehensive loss related to the Company’s defined benefit pension plans expected to be recognized as components of net periodic benefit cost over the year ending December 31, 2019 are de minimis.

Future benefits expected to be paid as of December 31, 2018 are as follows:

(In millions)	December 31, 2018
2019	$1.0
2020	2.0
2021	0.8
2022	1.4
2023	0.9
Thereafter	5.8
Total	$11.9

            401(k) savings plan

The Company has established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. The 401(k) Plan covers substantially all U.S. employees. Under the 401(k) Plan, employees may make elective salary deferrals. During the year ended December 31, 2018, the Company made matching contributions of approximately $3.1 million, which includes our acquisitions of Adapt and PaxVax. During the years ended December 31, 2017 and 2016, the Company made matching contributions of approximately $2.7 million and $2.5 million, respectively.

14. Leases

The Company leases fill/finish, manufacturing, laboratory, warehouse and office facilities, office equipment and vehicles under various operating lease agreements to operate its business. For the years ended December 31, 2018, 2017, and 2016, total lease expense was $3.3 million, $1.6 million and $1.4 million, respectively.

Future minimum lease payments under operating lease obligations as of December 31, 2018 were as follows:

(in millions)
2019	$3.4
2020	2.5
2021	2.5
2022	2.0
2023	2.6
2024 and beyond	2.5
Total minimum lease payments	$15.5

15. Earnings per share

The following table presents the calculation of basic and diluted net income per share:

	Year ended December 31,
(in millions, except per share data)	2018	2017	2016
Numerator:
Net income from continuing operations	$62.7	$82.6	$62.5
Interest expense, net of tax	-	2.6	3.3
Amortization of debt issuance costs, net of tax	-	0.7	0.8
Net income, adjusted from continuing operations	62.7	85.9	66.6
Net loss from discontinued operations	-	-	(10.7)
Net income, adjusted	$62.7	$85.9	$55.9

Denominator:
Weighted-average number of shares-basic	50.1	41.8	40.2
Dilutive securities-equity awards	1.3	1.1	1.0
Dilutive securities-convertible debt	-	7.4	8.1
Weighted-average number of shares-diluted	51.4	50.3	49.3

Net income per share-basic from continuing operations	$1.25	$1.98	$1.56
Net loss per share-basic from discontinued operations	-	-	(0.27)
Net income per share-basic	$1.25	$1.98	$1.29

Net income per share-diluted from continuing operations	$1.22	$1.71	$1.35
Net loss per share-diluted from discontinued operations	-	-	(0.22)
Net income per share-diluted	$1.22	$1.71	$1.13

For the year ending December 31, 2018 and 2017, substantially all of the outstanding stock options to purchase shares of common stock were included in the calculation of diluted earnings per share. For the years ending December 31, 2016, outstanding stock options to purchase approximately 1.4 million shares of common stock, respectively, are not considered in the diluted earnings per share calculation because the exercise price of these options is greater than the average per share closing price during the year and their effect would be anti-dilutive.

16. Purchase commitment

As of December 31, 2018 the Company has approximately $66.7 million of purchase commitments associated with raw materials and contract manufacturing services that will be purchased in the next three years. For the years ended December 31, 2018, 2017, and 2016, the Company purchased $12.1 million, $3.0 million and $4.5 million, respectively, of materials under this commitment.

17. Segment information

For financial reporting purposes, the Company reports financial information for one reportable segment. This reportable segment engages in business activities based on financial information that is provided to and resources which are allocated by the Chief Operating Decision Maker. The accounting policies of the reportable segment is the same as those described in the summary of significant accounting policies.

For the year ended December 31, 2018, 2017 and 2016, the Company's revenues disaggregated by the major sources was as follows:

(in millions)	Year Ended December 31,
	2018			2017			2016

	U.S	Non-U.S.		U.S	Non-U.S.		U.S	Non-U.S.
	Government	Government	Total	Government	Government	Total	Government	Government	Total

Product sales	$526.1	$80.4	$606.5	$374.8	$46.7	$421.5	$283.2	$13.1	$296.3
Contract manufacturing	-	98.9	98.9	-	68.9	68.9	-	49.1	49.1
Contracts and grants	71.5	5.5	77.0	65.1	5.4	70.5	138.1	5.3	143.4
Total revenues	$597.6	$184.8	$782.4	$439.9	$121.0	$560.9	$421.3	$67.5	$488.8

For the years ended December 31, 2018, 2017, and 2016, the Company’s revenues within the United States comprised 91%, 89% and 94%, respectively, of total revenues. For the years ended December 31, 2018, 2017, and 2016, product sales from BioThrax to the USG comprised approximately 45%, 67% and 80%, respectively, of total product sales.

The Company's product sales from BioThrax, ACAM2000 and Other comprised approximately:

	2018	2017	2016
% of product sales:
BioThrax	46%	68%	80%
ACAM2000	19%	0%	0%
Other	35%	32%	20%

As of December 31, 2018, 2017 and 2016, aside from BioThrax and ACAM2000, there were no other product sales to an individual customer or for an individual product in excess of 10% of total revenues.

For years ended December 31, 2018 and 2017, the Company had long-lived assets outside of the United States of approximately $82.9 million and $28.6 million, respectively, which are primarily located within Canada and Switzerland.

18. Quarterly financial data (unaudited)

Quarterly financial information for the years ended December 31, 2018 and 2017 is presented in the following tables:

	Quarter Ended
(in millions, except per share data)	March 31,	June 30,	September 30,	December 31,
2018:
Revenue	$117.8	$220.2	$173.7	$270.7
Income (loss) from operations	(9.5)	66.8	21.3	11.2
Net income (loss)	(4.9)	50.1	20.9	(3.4)

Net income (loss) per share-basic	$(0.10)	$1.00	$0.42	$(0.07)
Net income (loss) per share-diluted	$(0.10)	$0.98	$0.41	$(0.07)

2017:
Revenue	$116.9	$100.8	$149.4	$193.8
Income from operations	14.9	8.5	47.8	53.1
Net income	10.5	4.6	33.6	33.9

Net income per share-basic	$0.26	$0.11	$0.81	$0.77
Net income per share-diluted	$0.23	$0.11	$0.68	$0.67

19. Litigation

ANDA Litigation

On September 14, 2018, Adapt Pharma Inc., Adapt Pharma Operations Limited and Adapt Pharma Ltd., or collectively, Adapt Pharma, and Opiant Pharmaceuticals, Inc., or Opiant, received notice from Perrigo UK FINCO Limited Partnership, or Perrigo, that Perrigo had filed an Abbreviated New Drug Application, or ANDA, with the United States Food and Drug Administration, or FDA, seeking regulatory approval to market a generic version of NARCAN®  (naloxone hydrochloride) Nasal Spray 4mg/spray before the expiration of U.S. Patent Nos. 9,211,253, or the ‘253 Patent, 9,468,747, or the ‘747 Patent, 9,561,177, or the ‘177 Patent, 9,629,965, or the ‘965 Patent, and 9,775,838, or the ‘838 Patent. On or about October 25, 2018, Perrigo sent a subsequent notice letter relating to U.S. Patent No. 10,085,937, or the ‘937 Patent. Perrigo’s notice letters assert that its generic product will not infringe any valid and enforceable claim of these patents.

On October 25, 2018, Emergent BioSolutions’ Adapt Pharma subsidiaries and Opiant, or collectively, Plaintiffs, filed a complaint for patent infringement of the ‘253, ‘747, ‘177, ‘965, and the ‘838 Patents against Perrigo in the United States District Court for the District of New Jersey arising from Perrigo’s ANDA filing with the FDA. Plaintiffs filed a second complaint against Perrigo on December 7, 2018, for the infringement of the ‘937 Patent.  As a result of timely filing the first lawsuit in accordance with the Hatch-Waxman Act, a 30-month stay of approval will be imposed by the FDA on Perrigo’s ANDA, which is expected to remain in effect until March 2021 absent an earlier judgment, unfavorable to the Plaintiffs, by the Court.

On or about February 27, 2018, Adapt Pharma Inc. and Adapt Pharma Operations Limited and Opiant received notice from Teva Pharmaceuticals Industries Ltd. and Teva Pharmaceuticals USA, Inc., or collectively Teva, that Teva had filed an ANDA with the FDA seeking regulatory approval to market a generic version of NARCAN® (naloxone hydrochloride) Nasal Spray 2 mg/spray before the expiration of U.S. Patent No. 9,480,644, or the ‘644 Patent, and U.S. Patent No. 9,707,226, or the '226 Patent. Teva's notice letter asserts that the commercial manufacture, use or sale of its generic drug product described in its ANDA will not infringe the '644 Patent or the '226 Patent, or that the '644 Patent and '226 Patent are invalid or unenforceable. Adapt Pharma Inc. and Adapt Pharma Operations Limited and Opiant filed a complaint for patent infringement against Teva in the United States District Court for the District of New Jersey.

On or about September 13, 2016, Adapt Pharma Inc. and Adapt Pharma Operations Limited and Opiant received notice from Teva that Teva had filed an ANDA with the FDA seeking regulatory approval to market a generic version of NARCAN® (naloxone hydrochloride) Nasal Spray 4 mg/spray before the expiration of U.S. Patent No. 9,211,253, or the '253 Patent. Adapt Pharma Inc. and Adapt Pharma Operations Limited and Opiant received additional notices from Teva relating to the '747, the '177, the '965, the '838, and the ‘937 Patents. Teva's notice letters assert that the commercial manufacture, use or sale of its generic drug product described in its ANDA will not infringe the '253, the '747, the '177, the '965, the '838, or the ‘937 Patent, or that the '253, the '747, the '177, the '965, the '838, and the ‘937 Patents are invalid or unenforceable. Adapt Pharma Inc. and Adapt Pharma Operations Limited and Opiant filed a complaint for patent infringement against Teva in the United States District Court for the District of New Jersey with respect to the '253 Patent. Adapt Pharma Inc. and Adapt Pharma Operations Limited and Opiant also filed complaints for patent infringement against Teva in the United States District Court for the District of New Jersey with respect to the '747, the '177, the '965, and the '838 Patents. All five proceedings have been consolidated. As of February 21, 2019, Adapt Pharma Inc., Adapt Pharma Operations Limited, and Opiant, are evaluating Teva's notice letter related to the ‘937 Patent.

In the complaints described in the paragraphs above, the Plaintiffs seek, among other relief, orders that the effective date of FDA approvals of the Teva ANDA products and the Perrigo ANDA product be a date not earlier than the expiration of the patents listed for each product,  equitable relief enjoining Teva and Perrigo from making, using, offering to sell, selling, or importing the products that are the subject of Teva and Perrigo’s respective ANDAs, until after the expiration of the patents listed for each product, and monetary relief or other relief as deemed just and proper by the court.

As of the date of this filing, the range of potential gain cannot be determined or estimated for the above mentioned complaints.

Shareholder Class Action Lawsuit filed July 19, 2016

On July 19, 2016, Plaintiff William Sponn (“Sponn”), filed a putative class action complaint in the United States District Court for the District of Maryland on behalf of purchasers of the Company’s common stock between January 11, 2016 and June 21, 2016, inclusive (the “Class Period”), seeking to pursue remedies under the Exchange Act against the Company and certain of its senior officers and directors (collectively, the “Defendants”). The complaint alleged, among other things, that the Defendants made materially false and misleading statements about the government’s demand for BioThrax and expectations that the Company’s five-year exclusive procurement contract with HHS would be renewed, and omitted certain material facts. Sponn sought unspecified damages, including legal costs. On October 25, 2016, the court added City of Cape Coral Municipal Firefighters’ Retirement Plan and City of Sunrise Police Officers’ Retirement Plan as plaintiffs and appointed them Lead Plaintiffs and Robbins Geller Rudman & Dowd LLP as Lead Counsel. On December 27, 2016, the Plaintiffs filed an amended complaint that cited the same class period, named the same defendants and made similar allegations to the original complaint. The Defendants filed a Motion to Dismiss on February 27, 2017. The Plaintiffs filed an opposition brief on April 28, 2017. The Defendants’ Motion to Dismiss was heard and denied on July 6, 2017. The Defendants filed an answer on July 28, 2017. The parties then engaged in the process of exchanging discovery. The Plaintiffs filed an amended motion for class certification and appointment of Lead Plaintiffs, Sponn, and Geoffrey L. Flagstad (“Flagstad”) as Class Representatives on December 20, 2017. A hearing on that motion was heard on May 2, 2018. On June 8, 2018 the Court granted class certification with a shortened class period, May 5, 2016 to June 21, 2016.  In that same order, the court appointed Flagstad as Class Representative and Robbins Geller Rudman & Dowd LLP as Class Counsel. The Defendants have denied, and continue to deny, any and all allegations of fault, liability, wrongdoing, or damages. However, recognizing the risk, time, and expense of litigating any case to trial, on August 27, 2018, the Defendants reached an agreement in principle with Plaintiffs to settle all of the related claims of any individual plaintiff that purchased or acquired Company stock from January 11, 2016 to June 21, 2016, for $6.5 million, an amount that was paid by the Company’s insurance carrier. The settlement required no payment by any of the Defendants. The Defendants continue to deny any and all liability. The parties executed the settlement agreement on October 16, 2018 and filed the agreement with the court on October 17, 2018. The court granted preliminary approval of the settlement on October 18, 2018, issued an amended preliminary approval of the settlement on October 25, 2018, and scheduled a hearing regarding final approval for January 22, 2019. At the time of the final approval hearing on January 22, 2019, there were no objections to the settlement, but there were two shareholders who had submitted opt-outs so that they could be excluded from the settlement. On January 25, 2019, the court issued an order and final judgment approving the settlement. Although the court has approved the settlement, the court’s decision can be appealed for a period of time. In addition, the shareholders who opted out could try to bring their own claims. The Company, therefore, at this time, cannot predict the results of this lawsuit and possible other legal proceedings with certainty. Defendants continue to believe that the allegations in the complaint are without merit. As of the date of this filing, the range of potential loss cannot be determined or estimated.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2018, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of December 31, 2018, our internal control over financial reporting was effective based on those criteria.

Management’s assessment of and conclusion on the effectiveness of disclosure controls and procedures and internal controls over financial reporting did not include the internal controls related to the operations acquired in the acquisition of PaxVax Holding Company Ltd. ("PaxVax") and Adapt Pharma Limited ("Adapt") which are included in the 2018 consolidated financial statements of Emergent BioSolutions, Inc. and subsidiaries and constituted $1.1 billion and $942.0 million of total and net assets, respectively, as of December 31, 2018 and $51.1 million and $28.7 million of revenues and operating loss, respectively, for the year then ended. Our audit of internal control over financial reporting of Emergent BioSolutions Inc. and subsidiaries also did not include an evaluation of the internal control over financial reporting of PaxVax and Adapt.

Ernst & Young LLP, the independent registered public accounting firm that has audited our consolidated financial statements included herein, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2018, a copy of which is included in this annual report on Form 10-K.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Emergent BioSolutions Inc. and subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited Emergent BioSolutions Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Emergent BioSolutions Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018 based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of PaxVax Holding Company Ltd. (PaxVax) or Adapt Pharma Limited (Adapt), which are included in the 2018 consolidated financial statements of the Company, and constituted $1.1 billion and $942.0 million of total and net assets, respectively, as of December 31, 2018 and $51.1 million and $28.7 million of revenues and operating loss, respectively, for the year then ended.  Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of PaxVax or Adapt.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15 and our report dated February 21, 2019 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Baltimore, Maryland
February 21, 2019

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

The remaining information required by Item 10 is hereby incorporated by reference from our Definitive Proxy Statement relating to our 2019 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated by reference from our Definitive Proxy Statement relating to our 2019 annual meeting of stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is hereby incorporated by reference from our Definitive Proxy Statement relating to our 2019 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated by reference from our Definitive Proxy Statement relating to our 2019 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is hereby incorporated by reference from our Definitive Proxy Statement relating to our 2019 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements

The following financial statements and supplementary data are filed as a part of this annual report on Form 10-K in Part I, Item 8.

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2018 and 2017
Consolidated Statements of Operations for the years ended December 31, 2018, 2017 and 2016
Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017 and 2016
Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016
Consolidated Statement of Changes in Stockholders' Equity for the years ended December 31, 2018, 2017 and 2016
Notes to Consolidated Financial Statements

Financial Statement Schedules

Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2018, 2017 and 2016 has been filed as part of this annual report on Form 10-K. All other financial statement schedules are omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

Exhibits

Those exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index immediately preceding the exhibits hereto and such listing is incorporated herein by reference.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(in millions)	Beginning Balance	Charged to costs and expenses	Deductions	Ending Balance
Year Ended December 31, 2018
Inventory allowance	$3.8	$14.6	$(8.8)	$9.6
Prepaid expenses and other current assets allowance	5.3	-	(1.0)	4.3

Year Ended December 31, 2017
Inventory allowance	$3.5	$8.8	$(8.5)	$3.8
Prepaid expenses and other current assets allowance	4.9	0.4	-	5.3

Year Ended December 31, 2016
Inventory allowance	$1.6	$10.0	$(8.1)	$3.5
Prepaid expenses and other current assets allowance	2.0	2.9	-	4.9

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

2.5	†
Merger Agreement, dated August 8, 2018, by and among Emergent BioSolutions Inc., PaxVax Holding Company Ltd., Panama Merger Sub Ltd., and PaxVax SH Representative LLC (incorporated by reference to Exhibit 2 to the Company's Current Report on Form 8-K, filed on October 5, 2018).

2.6	†
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

10.8	*	Fourth Amended and Restated Emergent BioSolutions Inc. 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on August 5, 2016).
10.9		Emergent BioSolutions Inc. Stock Incentive Plan (incorporated by reference to Exhibit 99 to Registration Statement on Form S-8, filed on May 30, 2018.)
10.10	#*	Form of Director Nonstatutory Stock Option Agreement.
10.11	#*	Form of Director Restricted Stock Unit Agreement.
10.12	#*	Form of Non-Qualified Stock Option Agreement.
10.13	#*	Form of Restricted Stock Unit Agreement.
10.14	#*	Form of Non-Qualified Stock Option Agreement. – Canadian Participant.
10.15	#*	Form of Restricted Stock Unit Agreement. – Canadian Participant.
10.16	#*	Form of Non-Qualified Stock Option Agreement. – UK Participant.
10.17	#*	Form of Restricted Stock Unit Agreement. – UK Participant.
10.18	#*	Form of Non-Qualified Stock Option Agreement. – Swiss Participant.
10.19	#*	Form of Restricted Stock Unit Agreement. – Swiss Participant.
10.20	#*	Form of Non-Qualified Stock Option Agreement. – Irish Participant.
10.21	#*	Form of Restricted Stock Unit Agreement. – Irish Participant.
10.22	*	Form of Performance-Based Stock Unit Award Agreement (incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K filed on February 21, 2017).
10.23	*	Form of 2018-2020 Performance-Based Stock Unit Award Agreement (incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K filed on February 14, 2018).
10.24	*	Form of 2019-2021 Performace-Based Stock Unit Award Agreement (incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K filed on February 12, 2019).
10.25	*	Form of Indemnity Agreement for directors and senior officers (incorporated by reference to Exhibit 10 to the Company's Current Report on Form 8-K filed on January 18, 2013).
10.26	*	Director Compensation Program (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K filed on March 8, 2013).
10.27	*	Annual Bonus Plan for Executive Officers (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K filed on March 5, 2010).
10.28	*	Amended and Restated Senior Management Severance Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 22, 2011).
10.29	*	Second Amended and Restated Senior Management Severance Plan (incorporated by reference to Exhibit 10 to the Company's Current Report on Form 8-K filed on July 16, 2015).
10.30
Amended and Restated Marketing Agreement, dated as of November 5, 2008, between Emergent Biodefense Operations Lansing LLC (formerly known as Emergent Biodefense Operations Lansing Inc.) and Intergen N.V. (incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K filed on March 6, 2009).

10.31	†
Solicitation/Contract/Order for Commercial Items (the "CDC BioThrax Procurement Contract"), effective December 8, 2016, from the Centers for Disease Control and Prevention to Emergent Biodefense Operations Lansing LLC (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K, filed on February 28, 2017).

10.32	†
Modification No. 1, effective January 27, 2017, to the CDC BioThrax Procurement Contract (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K filed on February 23, 2018).

10.33	†
Modification No. 2, effective February 23,2017, to the CDC BioThrax Procurement Contract (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K filed on February 23, 2018).

10.34
Modification No. 3, effective March 22, 2017, to the CDC BioThrax Procurement Contract (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K filed on February 23, 2018).

10.35	†
Modification No. 4, effective April 5, 2017, to the CDC BioThrax Procurement Contract (incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K filed on February 23, 2018).

10.36	†
Modification No. 5, effective September 8, 2017, to the CDC BioThrax Procurement Contract (incorporated by reference to Exhibit 10.26 to the Company's Quarterly Report on Form 10-Q filed on November 3, 2017).

10.37	†
Modification No. 6, effective September 21, 2017, to the CDC BioThrax Procurement Contract (incorporated by reference to Exhibit 10.27 the Company’s Annual Report on Form 10-K filed on February 23, 2018).

10.38	†
Modification No. 7, effective February 26, 2018, to the CDC BioThrax Procurement Contract (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on May 4, 2018).

10.39		Modification No. 8, effective March 6, 2018, to the CDC BioThrax Procurement Contract (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on May 4, 2018).
10.40	†	Modification No. 9, effective June 6, 2018, to the CDC BioThrax Procurement Contract (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on August 3, 2018).
10.41	†
Modification No. 10, effective June 18, 2018, to the CDC BioThrax Procurement Contract. (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on August 3, 2018).

10.42	†
Modification No. 11, effective June 20, 2018, to the CDC BioThrax Procurement Contract. (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed on August 3, 2018).

10.43	†
Modification No. 12, effective June 21, 2018, to the CDC BioThrax Procurement Contract. (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed on August 3, 2018).

10.44	†	Modification No. 13, effective December 6, 2018 to the CDC BioThrax Procurement (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on November 2, 2018).
10.45	#††	Modification No. 14, effective October 1, 2018, to the CDC BioThrax Procurement Contract
10.46	#††	Modification No. 15, effective December 7, 2018, to the CDC BioThrax Procurement Contract
10.47	#	Modification No. 16, effective December 8, 2018, to the CDC BioThrax Procurement Contract
10.48	†
Award/Contract (the “BARDA NuThrax Contract”), effective September 30, 2016, from the BioMedical Advanced Research and Development Authority to Emergent Product Development Gaithersburg Inc. (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on November 9, 2016).

10.49	†
Modification No. 1, effective March 16, 2017, to the BARDA NuThrax Contract (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on November 9, 2016) (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on May 5, 2017).

10.50	†	Modification No. 2, effective August 29, 2018, to the BARDA NuThrax Contract (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on November 2, 2018).
10.51	#††	License Agreement, dated as of December 15, 2014, by and between Opiant Pharmaceuticals, Inc. (formerly known as Lightlake Therapeutics Inc.) and Adapt Pharma Operations Limited.
10.52	#††	Amendment No. 1 to License Agreement, dated as of December 13, 2016, by and between Opiant Pharmaceuticals, Inc. and Adapt Pharma Operations Limited.
21	#	Subsidiaries of the Company.
23	#	Consent of Independent Registered Public Accounting Firm.
31.1	#	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).
31.2	#	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).
32.1	#	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	#	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Calculation Linksbase Document
101.DEF		XBRL Taxonomy Definition Linksbase Document
101.LAB		XBRL Taxonomy Label Linksbase Document
101.PRE		XBRL Taxonomy Presentation Linksbase Document
	#	Filed herewith
	†	Confidential treatment granted by the Securities and Exchange Commission as to certain portions. Confidential materials omitted and filed separately with the Securities and Exchange Commission.
	††	Confidential treatment requested by the Securities and Exchange Commission as to certain portions. Confidential materials omitted and filed separately with the Securities and Exchange Commission.
	*	Management contract or compensatory plan or arrangement filed herewith in response to Item 15(a) of Form 10-K.

Attached as Exhibit 101 to this Annual Report on Form 10-K are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2018 and 2017, (ii) Consolidated Statements of Operations for the Years Ended December 31, 2018, 2017 and 2016, (iii) Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2018, 2017 and 2016 (iv) Consolidated Statements of Cash Flows for the Years Ended December 31, 2018, 2017 and 2016, (v) Consolidated Statements of Changes in Stockholders' Equity for the Years ended December 31, 2018, 2017 and 2016, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMERGENT BIOSOLUTIONS INC.

By: /s/RICHARD S. LINDAHL
Richard S. Lindahl
Executive Vice President, Chief Financial Officer and Treasurer
Date: February 21, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Daniel J. Abdun-Nabi Daniel J. Abdun-Nabi	Chief Executive Officer and Director (Principal Executive Officer)	February 21, 2019

/s/Richard S. Lindahl Richard S. Lindahl	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 21, 2019

/s/Fuad El-Hibri Fuad El-Hibri	Executive Chairman of the Board of Directors	February 21, 2019

/s/Zsolt Harsanyi, Ph.D. Zsolt Harsanyi, Ph.D.	Director	February 21, 2019

/s/Kathryn Zoon, Ph.D.
Kathryn Zoon, Ph.D.	Director	February 21, 2019

/s/Ronald B. Richard Ronald B. Richard	Director	February 21, 2019

/s/Louis W. Sullivan, M.D. Louis W. Sullivan, M.D.	Director	February 21, 2019

/s/Dr. Sue Bailey Dr. Sue Bailey	Director	February 21, 2019

/s/George Joulwan George Joulwan	Director	February 21, 2019

/s/Jerome Hauer, Ph.D. Jerome Hauer, Ph.D.	Director	February 21, 2019