Form 10-Q
period 2019-06-30
Emergent BioSolutions Inc.
filed 2019-08-02
CIK 1367644

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	June 30, 2019

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number: 001-33137

EMERGENT BIOSOLUTIONS INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware		14-1902018
(State or Other Jurisdiction of Incorporation or Organization)		(I.R.S. Employer Identification No.)
400 Professional Drive
Suite 400
Gaithersburg	Maryland	20879
(Address of Principal Executive Offices)		(Zip Code)
(240) 631-3200
(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, Par Value $0.001 per share	EBS	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 26, 2019, the registrant had approximately 51.6 million shares of common stock outstanding.

Emergent BioSolutions Inc.

EMERGENT BIOSOLUTIONS INC.

PART I. FINANCIAL INFORMATION
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

•
the exercise of discretion by the Biomedical Advanced Research and Development Authority (BARDA) to procure AV7909 (anthrax vaccine adsorbed with CPG 7909 adjuvant) in reliance on the U.S. Food and Drug Administration (FDA) review and acceptance of the company’s pre-Emergency Use Authorization (pre-EUA) submission;

•
our ability to perform under our contracts with the U.S. government (USG) related to BioThrax, our AV7909 product candidate, and our other public health threat products, including the timing of and specifications relating to deliveries;

•
our ability to commence deliveries based on BARDA’s procurement of AV7909 (anthrax vaccine adsorbed with CPG 7909 adjuvant) for the Strategic National Stockpile (SNS), and to receive eventual licensure of AV7909 from the FDA;

•	the availability of funding for our USG grants and contracts;

•	our ability to secure follow-on procurement contracts for our PHTs that are under procurement contracts that have expired or will be expiring;

•	our ability and the ability of our collaborators to defend underlying patents from infringement by generic naloxone entrants;

•	our ability to identify and acquire companies, businesses, products or product candidates that satisfy our selection criteria;

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

EMERGENT BIOSOLUTIONS INC.

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
NOTE REGARDING TRADENAMES

BioThrax® (Anthrax Vaccine Adsorbed), RSDL® (Reactive Skin Decontamination Lotion Kit), BAT® (Botulism Antitoxin Heptavalent (A,B,C,D,E,F,G)-(Equine)), Anthrasil® (Anthrax Immune Globulin Intravenous (Human)), VIGIV (Vaccinia Immune Globulin Intravenous (Human)), Trobigard® (atropine sulfate, obidoxime chloride), ACAM2000® (Smallpox (Vaccinia) Vaccine, Live), Vivotif® (Typhoid Vaccine Live Oral Ty21a), Vaxchora® (Cholera Vaccine, Live, Oral), NARCAN® (naloxone HCI) Nasal Spray and any and all Emergent brands, products, services and feature names, logos and slogans are trademarks or registered trademarks of Emergent or its subsidiaries in the United States or other countries. All other brands, products, services and feature names or trademarks are the property of their respective owners.

ITEM 1. FINANCIAL STATEMENTS
Emergent BioSolutions Inc.
Condensed Consolidated Balance Sheets
(unaudited, in millions, except per share amounts)

	June 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$177.4	$112.2
Restricted cash	0.2	0.2
Accounts receivable, net	218.1	262.5
Inventories	232.0	205.8
Prepaid expenses and other current assets	65.0	40.1
Total current assets	692.7	620.8

Property, plant and equipment, net	520.5	510.2
Intangible assets, net	742.4	761.6
In-process research and development	41.0	50.0
Goodwill	268.3	259.7
Other assets	56.4	27.1
Total assets	$2,321.3	$2,229.4

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$124.5	$80.7
Accrued expenses	54.8	30.7
Contingent consideration, current portion	54.6	5.6
Accrued compensation	44.7	58.2
Debt, current portion	10.1	10.1
Other current liabilities	12.5	15.1
Total current liabilities	301.2	200.4
Contingent consideration	10.4	54.4
Debt	830.4	784.5
Deferred tax liability	65.6	67.5
Deferred revenue	77.0	62.5
Other liabilities	47.8	49.2
Total liabilities	$1,332.4	$1,218.5
Commitments and contingencies (Notes 8 & 16)
Stockholders' equity:
Preferred stock, $0.001 par value; 15.0 shares authorized, no shares issued or outstanding at both 2019 and 2018	—	—
Common stock, $0.001 par value; 200.0 shares authorized, 52.7 shares issued and 51.6 shares outstanding at 2019; 52.4 shares issued and 51.2 shares outstanding at 2018	0.1	0.1
Treasury stock, at cost, 1.2 common shares at both 2019 and 2018	(39.7)	(39.6)
Additional paid-in capital	701.8	688.6
Accumulated other comprehensive loss	(5.0)	(5.5)
Retained earnings	331.7	367.3
Total stockholders' equity	988.9	1,010.9
Total liabilities and stockholders' equity	$2,321.3	$2,229.4
See accompanying notes.

Emergent BioSolutions Inc.
Condensed Consolidated Statements of Operations
(unaudited, in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Product sales, net	$183.5	$180.1	$336.5	$255.8
Contract manufacturing	18.7	23.6	34.6	49.8
Contracts and grants	41.0	16.5	62.8	32.4
Total revenues	243.2	220.2	433.9	338.0

Operating expenses:
Cost of product sales and contract manufacturing	100.8	85.3	192.7	139.4
Research and development	63.9	24.7	110.0	53.8
Selling, general and administrative	70.8	39.5	136.4	79.7
Amortization of acquisition-related intangible assets	14.7	3.9	29.2	7.8
Total operating expenses	250.2	153.4	468.3	280.7

(Loss) income from operations	(7.0)	66.8	(34.4)	57.3

Other income (expense):
Interest expense	(9.5)	(1.0)	(19.0)	(1.2)
Other income, net	1.4	—	0.4	0.3
Total other expense, net	(8.1)	(1.0)	(18.6)	(0.9)

(Loss) income before income taxes	(15.1)	65.8	(53.0)	56.4
Income tax (benefit) expense	(5.6)	15.7	(17.4)	11.2
Net (loss) income	$(9.5)	$50.1	$(35.6)	$45.2

Net (loss) income per common share
Basic	$(0.18)	$1.00	$(0.69)	$0.91
Diluted	$(0.18)	$0.98	$(0.69)	$0.89
Shares used in computing (loss) income per share
Basic	51.5	49.9	51.3	49.7
Diluted	51.5	51.2	51.3	51.0
See accompanying notes.

Emergent BioSolutions Inc.
Condensed Consolidated Statements of Comprehensive (Loss) Income
(unaudited, in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net (loss) income	$(9.5)	$50.1	$(35.6)	$45.2
Other comprehensive (loss) income, net of tax:
Foreign currency translations, net of tax	0.7	(1.2)	1.7	(0.7)
Derivatives	(1.2)	—	(1.2)	—
Total other comprehensive (loss) income, net of tax	(0.5)	(1.2)	0.5	(0.7)
Comprehensive (loss) income	$(10.0)	$48.9	$(35.1)	$44.5
See accompanying notes.

Emergent BioSolutions Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited, in millions)

	Six Months Ended June 30,
	2019	2018
Cash flows provided by (used in) operating activities:
Net (loss) income	$(35.6)	$45.2
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Share-based compensation expense	14.9	11.7
Depreciation and amortization	55.1	24.7
Amortization of deferred financing costs	1.5	—
Deferred income taxes	(1.3)	8.5
Change in fair value of contingent consideration, net	5.5	1.7
Other	2.9	1.2
Changes in operating assets and liabilities:
Accounts receivable	44.6	(46.2)
Inventories	(26.1)	3.4
Prepaid expenses and other assets	(44.9)	(9.3)
Accounts payable	42.6	(4.4)
Accrued expenses	6.9	5.6
Accrued compensation	(13.5)	(8.6)
Deferred revenue	16.4	0.1
Net cash provided by operating activities:	69.0	33.6
Cash flows used in investing activities:
Purchases of property, plant and equipment and other	(35.5)	(25.2)
Milestone payment from prior asset acquisition	(10.0)	—
Proceeds from sale of assets	—	2.6
Net cash used in investing activities:	(45.5)	(22.6)
Cash flows provided by (used in) financing activities:
Proceeds from revolving credit facility	130.0	—
Principal payments on revolving credit facility	(80.0)	—
Principal payments on term loan facility	(5.6)	—
Issuances of stock under share-based benefit plans	4.6	8.5
Taxes paid on behalf of employees for equity activity	(6.3)	(6.0)
Contingent consideration payments	(1.0)	(1.3)
Purchase of treasury stock	—	(0.1)
Net cash provided by financing activities:	41.7	1.1
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	(0.1)
Net increase in cash, cash equivalents and restricted cash	65.2	12.0
Cash, cash equivalents and restricted cash at beginning of period	112.4	179.3
Cash, cash equivalents and restricted cash at end of period	$177.6	$191.3

See accompanying notes.

Emergent BioSolutions Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity
(unaudited, in millions)

	$0.001 Par Value Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
	Shares	Amount		Shares	Amount

Balance at December 31, 2018	52.4	$0.1	$688.6	(1.2)	$(39.6)	$(5.5)	$367.3	$1,010.9
Employee equity plans activity	0.3	—	13.2	—	(0.1)	—	—	13.1
Net loss	—	—	—	—	—	—	(35.6)	(35.6)
Other comprehensive income	—	—	—	—	—	0.5	—	0.5
Balance at June 30, 2019	52.7	$0.1	$701.8	(1.2)	$(39.7)	$(5.0)	$331.7	$988.9

Balance at March 31, 2019	52.6	$0.1	$690.1	(1.2)	$(39.6)	$(4.5)	$341.2	$987.3
Employee equity plans activity	0.1	—	11.7	—	(0.1)	—		11.6
Net loss	—	—	—	—	—	—	(9.5)	(9.5)
Other comprehensive loss	—	—	—	—	—	(0.5)	—	(0.5)
Balance at June 30, 2019	52.7	$0.1	$701.8	(1.2)	$(39.7)	$(5.0)	$331.7	$988.9

Balance at December 31, 2017	50.6	$0.1	$618.4	(1.2)	$(39.5)	$(3.8)	$337.1	$912.3
Adoption of new revenue accounting standard (ASC 606), net of tax	—	—	—	—	—	—	(32.5)	(32.5)
Balance at January 1, 2018	50.6	0.1	618.4	(1.2)	(39.5)	(3.8)	304.6	879.8
Employee equity plans activity	0.6	—	14.1	—	(0.1)	—	—	14.0
Net income	—	—	—	—	—	—	45.2	45.2
Other comprehensive loss	—	—	—	—	—	(0.7)	—	(0.7)
Balance at June 30, 2018	51.2	$0.1	$632.5	(1.2)	$(39.6)	$(4.5)	$349.8	$938.3

Balance at March 31, 2018	51.0	$0.1	$624.4	(1.2)	$(39.6)	$(3.3)	$299.7	$881.3
Employee equity plans activity	0.2	—	8.1	—	—	—	—	8.1
Net income	—	—	—	—	—	—	50.1	50.1
Other comprehensive loss	—	—	—	—	—	(1.2)	—	(1.2)
Balance at June 30, 2018	51.2	$0.1	$632.5	(1.2)	$(39.6)	$(4.5)	$349.8	$938.3
See accompanying notes.

EMERGENT BIOSOLUTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in millions, except share and per share amounts)

1.    Business
Emergent is a global life sciences company focused on providing specialty products for civilian and military populations that address accidental, deliberate and naturally occurring PHTs.
The Company is focused on innovative preparedness and response products and solutions addressing the following four distinct PHT categories: Chemical, Biological, Radiological, Nuclear and Explosives (CBRNE); emerging infectious diseases (EID); travelers’ diseases; and opioids. The USG is the Company's largest customer and provides the Company with substantial funding for the development of a number of the Company's product candidates.

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
All adjustments contained in the accompanying unaudited condensed consolidated financial statements are of a normal recurring nature and are necessary to present fairly the financial position of the Company as of June 30, 2019. Interim results are not necessarily indicative of results that may be expected for any other interim period or for an entire year.
Significant Accounting Policies
During the six months ended June 30, 2019, there have been no significant changes to the Company's summary of significant accounting policies contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC, except for recently adopted accounting standards.
Fair Value Measurements
Separate disclosure is required for assets and liabilities measured at fair value on a recurring basis from those measured at fair value on a non-recurring basis. The Company has interest rate swaps and contingent consideration liabilities that are measured at fair value on a recurring basis (Note 8 and Note 9). The Company also records the assets and liabilities of acquisitions at fair value (Note 3). As of June 30, 2019 and December 31, 2018, the Company had no other significant assets or liabilities that were measured at fair value on a non-recurring basis.

EMERGENT BIOSOLUTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in millions, except share and per share amounts)

Recently Adopted Accounting Pronouncements
Leases
In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2016-02, Leases, which increases transparency and comparability among organizations by requiring the recognition of lease assets and lease liabilities on the balance sheet and disclosure of key information about leasing arrangements for both lessees and lessors. The Company adopted the new standard effective January 1, 2019 using the modified retrospective approach. As of January 1, 2019 total right of use assets increased $13.4 million, while total operating lease liabilities increased $14.0 million. There was no adjustment to the opening balance of retained earnings as of January 1, 2019. The standard will not materially affect the Company's consolidated net earnings. The Company continues to apply the legacy guidance from the old lease accounting standard, including its disclosure requirements, in the comparative periods presented. The Company did not reassess existing contracts for lease classification or the classification of existing leases or associated costs. The Company will not reflect leases with an initial term of 12 months or less as a right of use asset or liability, but will recognize those lease payments in the consolidated statements of operations on a straight-line basis over the lease term. In addition, the Company will account for non-lease components of the arrangement separate from lease components (see Note 6).
SEC Simplification
In August 2018, the SEC issued Final Rule Release No. 33-10532, Disclosure Update and Simplification, which makes a number of changes meant to simplify interim disclosures. The new rule requires a presentation of changes in stockholders’ equity and noncontrolling interest in the form of a reconciliation, for the current and comparative year-to-date interim periods. The Company adopted the new disclosure requirements beginning in its March 31, 2019 Form 10-Q and included these disclosures in the condensed consolidated statements of changes in stockholders' equity. The additional elements of this release did not have a material impact on the Company's overall condensed consolidated financial statements.
Tax Effects from Accumulated Other Comprehensive Income
In February 2018, the FASB issued ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. ASU 2018-02 provides the option to reclassify certain income tax effects related to the Tax Cuts and Jobs Act passed in December of 2017 between accumulated other comprehensive income and retained earnings and also requires additional disclosures. The Company adopted the new standard effective January 1, 2019. There was no impact for the adoption of ASU 2018-02 on the Company's condensed consolidated financial statements.
New Accounting Pronouncements
Financial Instruments - Credit Losses
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses. ASU 2016-13 provides guidance on measurement of credit losses on financial instruments that changes the impairment model for most financial assets and certain other instruments, including trade and other receivables, held-to-maturity debt securities and loans, and that requires entities to use a new, forward-looking “expected loss” model that is likely to result in the earlier recognition of allowances for losses. The guidance was further amended in January 2019 to clarify or address stakeholders’ specific issues about certain aspects of the amendments in the update and in May 2019 to provide an option to irrevocably elect the fair value option for certain financial assets previously measured on an amortized cost basis. The guidance is effective for annual periods beginning after December 15, 2019, including interim periods within those years, but early adoption is permitted. The Company is currently evaluating the effect that the pronouncement will have on its consolidated financial statements.
Goodwill
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 simplifies the subsequent measurement of goodwill and eliminates Step 2 from the goodwill impairment test. ASU 2017-04 is effective for annual and interim goodwill tests beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates on or after January 1, 2017. The Company is currently evaluating the impact that the adoption of this standard will have on its condensed consolidated financial statements.

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
Compensation - Retirement Benefits - Defined Benefit Plans
In August 2018, the FASB issued ASU 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General. ASU 2018-14 modifies the disclosure requirements for defined benefit pension plans and other postretirement plans. ASU 2018-14 is effective for all entities for fiscal years ending after December 15, 2020, and earlier adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2018-14 on its consolidated financial statements.
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
Under the acquisition method of accounting, the assets and liabilities of Adapt have been recorded as of October 15, 2018, the acquisition date, at their respective fair values, and combined with those of the Company. As the Company continues to finalize the fair value of assets acquired and liabilities assumed, purchase price adjustments have been recorded and additional purchase price adjustments may be recorded during the measurement period. The Company reflects measurement period adjustments in the period in which the adjustments occur. The adjustments for the six months ended June 30, 2019 resulted from the receipt of additional financial information associated with certain acquired contract assets and the value of associated contingent purchase consideration. These adjustments did not impact the Company's statements of operations. As of June 30, 2019, certain fair value estimates relating to intangible assets acquired and income taxes could be subject to further adjustment.
The total purchase price, revised for current period adjustments is summarized below:

October 15, 2018
Cash	$581.5
Equity	37.7
Fair value of contingent purchase consideration	48.0
Preliminary purchase consideration	667.2
Adjustments	1.5
Updated purchase consideration	$668.7

The Company issued 733,309 shares of common stock at $60.44 per share, the closing price of Emergent's common stock on October 15, 2018, with a total value of $44.3 million. The $44.3 million value of the common shares issued has been adjusted to a fair value of $37.7 million considering a discount for lack of marketability due to a two-year lock-up period beginning on October 15, 2018. The remaining contingent consideration payable for the acquisition consists of up to $100 million in cash based on the achievement of certain sales milestones through 2022, which the Company has determined had a fair value of 48.0 million as of June 30, 2019 and for the payment of additional consideration based on the collectability of identified acquired contract assets. The fair value of the contingent purchase consideration is based on management’s assessment of the potential future realization of the contingent purchase consideration

EMERGENT BIOSOLUTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in millions, except share and per share amounts)

payments. This assessment is based on inputs that have no observable market inputs (Level 3). The obligation is measured using a discounted cash flow model.
The table below summarizes the preliminary allocation of the purchase price based upon estimated fair values of assets acquired and liabilities assumed at October 15, 2018 updated for measurement period adjustments recorded through June 30, 2019.

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

The Company determined the estimated fair value of the intangible asset using the income approach. The preliminary estimated fair value of the intangible asset acquired for Adapt's marketed product NARCAN® Nasal Spray is valued at $534.0 million. The Company has determined the useful life of the NARCAN® Nasal Spray intangible asset to be 15 years. The Company estimated the fair value of the NARCAN® Nasal Spray intangible asset using the income approach which is based on the present value of future cash flows with a discount rate of 10.5%, which is based on the estimated weighted-average cost of capital for companies with profiles substantially similar to that of Adapt. This is comparable to the estimated internal rate of return for the acquisition and represents the rate that market participants would use to value these intangible assets. The projected cash flows from the NARCAN® Nasal Spray intangible asset were based on key assumptions including: estimates of revenues and operating profits, and risks related to the viability of and potential alternative treatments in any future target markets. The fair value measurements are based on significant unobservable inputs that are developed by the Company using estimates and assumptions of the respective market and market penetration of the acquired company's products.
The intangible asset associated with the IPR&D acquired from Adapt is related to a product candidate. Management determined that the estimated acquisition-date fair value of intangible assets related to IPR&D was $41.0 million. The estimated fair value was determined using the income approach, which discounts expected future cash flows to present value. The Company estimated the fair value using a discount rate of 11.0%, which is based on the estimated weighted-average cost of capital for companies with profiles substantially similar to that of Adapt and IPR&D assets at a similar stage of development as the product candidate. This is comparable to the estimated internal rate of return for the acquisition and represents the rate that market participants would use to value the IPR&D. The projected cash flows for the product candidate were based on key assumptions including: estimates of revenues and operating profits, the stage of development of pipeline programs on the acquisition date; the time and resources needed to complete the development and approval of the product candidate; the life of the potential commercialized product and associated risks, including the inherent difficulties and uncertainties in developing a product candidate, such as obtaining marketing approval from the FDA and other regulatory agencies; and risks related to the viability of and potential for alternative treatments in any future target markets. IPR&D assets are considered to be indefinite-lived until the completion or abandonment of the associated research and development efforts (see Note 7).

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
The Company paid cash consideration of $273.1 million for PaxVax. As of the date of this filing, the accounting for the PaxVax acquisition is preliminary due to the Company's need to gather data to assess the fair value of property, plant and equipment, intangible assets and accounting for taxes. The table below summarizes the preliminary allocation of the purchase price based upon estimated fair values of assets acquired and liabilities assumed at October 4, 2018 updated for measurement period adjustments recorded through June 30, 2019.

	October 4, 2018	Measurement Period Adjustments	Updated October 4, 2018
Estimated fair value of tangible assets acquired and liabilities assumed:
Cash	$9.0	$—	$9.0
Accounts receivable	4.1	—	4.1
Inventory	19.7	—	19.7
Prepaid expenses and other assets	12.2	—	12.2
Property, plant and equipment	57.8	—	57.8
Deferred tax assets	3.8	—	3.8
Accounts payable	(3.5)	—	(3.5)
Accrued expenses and other liabilities	(33.6)	(0.4)	(34.0)
Total estimated fair value of tangible assets acquired and liabilities assumed	69.5	(0.4)	69.1

Acquired in-process research and development	9.0	(9.0)	—
Acquired intangible assets	133.0	—	133.0
Goodwill	61.6	9.4	71.0
Total purchase price	$273.1	$—	$273.1

The preliminary estimated fair value of the intangible assets acquired for PaxVax's marketed products is a total of $133.0 million. The Company determined the estimated fair value of the intangible assets using the income approach, which is based on the present value of future cash flows. The fair value measurements are based on significant unobservable inputs that are developed by the Company using estimates and assumptions of the respective market and market penetration of the acquired products. The Company has determined that the weighted average useful lives of the intangible assets to be 19 years. The Company estimated the fair value of the Vivotif and Vaxchora intangible assets

EMERGENT BIOSOLUTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in millions, except share and per share amounts)

using a present value discount rate of 14.5% and 15.0%, respectively, which is based on the estimated weighted-average cost of capital for companies with profiles substantially similar to that of PaxVax. This is comparable to the estimated internal rate of return for the acquisition and represents the rate that market participants would use to value these intangible assets. The projected cash flows from these intangible assets were based on key assumptions, including: estimates of revenues and operating profits, and risks related to the viability of and potential alternative treatments in any future target markets.
The intangible asset associated with the IPR&D the measurement of the amounts recognized as of that date. The Company estimates the fair value based on the income approach.
The Company determined the fair value of the inventory using the comparative sales method, which estimates the expected sales price reduced for all costs expected to be incurred to complete/dispose of the inventory with a profit on those costs.
The Company determined the fair value of the property, plant and equipment utilizing both the cost approach and the sales comparison approach. The cost approach is determined by establishing replacement cost of the asset and then subtracting any value that has been lost due to economic obsolescence, functional obsolescence, or physical deterioration. The sales comparison approach values an asset based on the market price of assets with comparable features such as design, location, size, construction, materials, use, capacity, specification, operational characteristics and other features or descriptions.
The Company recorded approximately $71.0 million in goodwill related to the PaxVax acquisition, calculated as the purchase price paid in the acquisition that was in excess of the fair value of the tangible and intangible assets acquired representing the future economic benefits the Company expects to receive as a result of the acquisition. The goodwill created from the PaxVax acquisition is associated with early stage pipeline products along with potential contract manufacturing services. The majority of the goodwill generated from the PaxVax acquisition is expected to be deductible for tax purposes based upon the structure used in the acquisition.
 Impact of Business Acquisitions
The operations of each of the two business acquisitions discussed above were included in the consolidated financial statements as of each of their respective acquisition dates. The following table presents their revenue and earnings as reported within the consolidated financial statements.

	Three months ended June 30,	Six months ended June 30,
	2019	2019
Revenue	$88.2	$163.1
Operating income	8.2	4.4

4.    Inventories
The components of inventory are as follows:

	June 30, 2019	December 31, 2018
Raw materials and supplies	$66.3	$51.8
Work-in-process	119.1	103.2
Finished goods	46.6	50.8
Total inventories	$232.0	$205.8

EMERGENT BIOSOLUTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in millions, except share and per share amounts)

5.    Property, Plant and Equipment
Property, plant and equipment consisted of the following:

	June 30, 2019	December 31, 2018
Land and improvements	$46.7	$44.6
Buildings, building improvements and leasehold improvements	228.0	216.2
Furniture and equipment	318.8	293.9
Software	56.3	55.2
Construction-in-progress	59.9	71.8
Property, plant and equipment, gross	709.7	681.7
Accumulated depreciation and amortization	(189.2)	(171.5)
Total property, plant and equipment, net	$520.5	$510.2

6.    Leases
The Company has operating leases for corporate offices, research and development facilities and manufacturing facilities. We determine if an arrangement is a lease at inception. Operating leases are included in right-of-use (ROU) assets and liabilities.
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
The components of lease expense were as follows:

	Three months ended June 30,	Six months ended June 30,
	2019	2019
Operating lease cost:
Amortization of right-of-use assets	$0.7	$1.3
Interest on lease liabilities	0.2	0.3
Total operating lease cost	$0.9	$1.6

EMERGENT BIOSOLUTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in millions, except share and per share amounts)

Supplemental balance sheet information related to leases was as follows:

(In millions, except lease term and discount rate)	Balance Sheet Location	June 30, 2019
Operating lease right-of-use assets	Other assets	$15.7

Operating lease liabilities, current portion	Other current liabilities	1.9
Operating lease liabilities	Other liabilities	14.6
Total operating lease liabilities		$16.5

Operating leases:
Weighted Average Remaining Lease Term (years)		10.3
Weighted Average Discount Rate		4.62%

7.    Intangible Assets
The Company's intangible assets consist of products acquired via business combinations or asset acquisitions. The following table summarizes the carrying amount of the Company's intangible assets and goodwill, net of accumulated amortization:

	June 30, 2019
	Estimated Life (years)	Cost	Measurement Period Adjustment	Additions	Gross Total	Accumulated Amortization	Net
Intangible assets, net	5-22	$818.4	$—	$10.0	$828.4	$(86.0)	$742.4
IPR&D	indefinite	50.0	(9.0)	—	41.0	—	41.0
Goodwill	indefinite	259.7	8.6	—	268.3	—	268.3

	December 31, 2018
	Estimated Life (years)	Cost	Measurement Period Adjustment	Additions	Gross Total	Accumulated Amortization	Net
Intangible assets, net	5-22	$151.4	$—	$667.0	$818.4	$(56.8)	$761.6
IPR&D	indefinite	50.0	—	—	50.0	—	50.0
Goodwill	indefinite	49.1	—	210.6	259.7	—	259.7

During the six months ended June 30, 2019 and 2018, the Company recorded amortization expense for intangible assets of $29.2 million and $7.8 million, respectively. During the three months ended June 30, 2019 and 2018, the Company recorded amortization expense for intangible assets of $14.7 million and 3.9 million, respectively. As of June 30, 2019, the weighted average amortization period remaining for intangible assets was 14.0 years. IPR&D assets are considered to be indefinite-lived until the completion or abandonment of the associated research and development efforts.
8.    Contingent Consideration
Contingent consideration liabilities associated with business combinations are fair value measurement items. These liabilities represent an obligation of the Company to transfer additional assets to the selling shareholders and owners if future events occur or conditions are met. These liabilities associated with business combinations are measured at fair value at inception and at each subsequent reporting date with the exception of the milestone achievement. The changes in the fair value are primarily due to the expected amount and timing of future net sales, which are inputs that have no observable market (Level 3).

The Company also has contingent consideration associated with its asset acquisitions. These liabilities are not recorded as level 3 fair value measurements, but rather are accrued when the milestone has been achieved and is payable.

EMERGENT BIOSOLUTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in millions, except share and per share amounts)

The following table is a reconciliation of the beginning and ending balance of contingent considerations and is based on level 3 significant unobservable inputs, other than the raxibacumb milestone accrual, which is based on achievement of contractual milestones.

Balance at December 31, 2018	$60.0
Milestone achievement - asset acquisition	10.0
Measurement period adjustment	1.5
Change in fair value	5.5
Settlements	(12.0)
Balance at June 30, 2019	$65.0

During the six months ended June 30, 2019, a contingent milestone was achieved related to the Company's acquisition of raxibacumab in October 2017. The acquisition of raxibacumab was accounted for as an asset acquisition and therefore the achievement of the $10.0 million milestone resulted in an increase to the contingent consideration liability with a corresponding increase in intangible assets.
9.    Derivative Instruments and Hedging Activities
Risk Management Objective of Using Derivatives
The Company is exposed to certain risk arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its assets and liabilities and the use of derivative financial instruments. Specifically, the Company has entered into interest rate swaps to manage exposures that arise from the Company's senior secured credit agreement's payments of variable interest rate debt.
Accounting Policy for Derivative Instruments and Hedging Activities
The Company's interest rate swaps qualify for hedge accounting as cash flow hedges. All derivatives are recorded on the balance sheet at fair value. Hedge accounting provides for the matching of the timing of gain or loss recognition on these interest rate swaps with the recognition of the changes in interest expense on the Company's variable rate debt. For derivatives designated as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. The cash flows from the designated interest rate swaps are classified as a component of operating cash flows, similar to interest expense. If current fair values of designated interest rate swaps remained static over the next twelve months, the Company would reclassify $0.4 million of net deferred gains from accumulated other comprehensive loss into income over the next twelve months. All outstanding cash flow hedges mature in October 2023.
As of June 30, 2019, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

	Number of Instruments	Notional
Interest Rate Swaps	7	$350.0

EMERGENT BIOSOLUTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in millions, except share and per share amounts)

The table below presents the fair value of the Company’s derivative financial instruments designated as hedges as well as their classification on the balance sheet.

Asset Derivatives					Liability Derivatives
	June 30, 2019		December 31, 2018		June 30, 2019		December 31, 2018
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest Rate Swaps	Other Assets	$0.4	Other Assets	—	Other Liabilities	$1.6	Other Liabilities	—

The valuation of the interest rate swaps is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each interest rate swap. This analysis reflects the contractual terms of the interest rate swaps, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash payments (or receipts) and the discounted expected variable cash receipts (or payments). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. To comply with the provisions of ASC 820, Fair Value Measurement, we incorporate credit valuation adjustments in the fair value measurements to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk. These credit valuation adjustments were concluded to not be significant inputs for the fair value calculations for the periods presented. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of netting and any applicable credit enhancements, such as the posting of collateral, thresholds, mutual puts and guarantees. The valuation of interest rate swaps fall into Level 2 in the fair value hierarchy.
The table below presents the effect of cash flow hedge accounting on accumulated other comprehensive income.

Hedging derivatives	Amount of Gain/(Loss) Recognized in OCI on Derivative		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income
	June 30, 2019	June 30, 2018		June 30, 2019	June 30, 2018
Interest Rate Swaps	$1.2	—	Interest expense	$—	$—

10.    Debt
The components of debt are as follows:

	June 30, 2019	December 31, 2018
Senior secured credit agreement - Term loan due 2023	$441.6	$447.2
Senior secured credit agreement - Revolver loan due 2023	398.0	348.0
2.875% Convertible Senior Notes due 2021	10.6	10.6
Other	3.0	3.0
Total debt	853.2	808.8
Current portion of long-term debt, net of debt issuance costs	(10.1)	(10.1)
Unamortized debt issuance costs	(12.7)	(14.2)
Non-current portion of debt	$830.4	$784.5

EMERGENT BIOSOLUTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in millions, except share and per share amounts)

Senior Secured Credit Agreement

On September 29, 2017, the Company entered into a senior secured credit agreement (the “2017 Credit Agreement”) with four lending financial institutions. On October 15, 2018, the Company entered into an Amended and Restated Credit Agreement (the "Amended Credit Agreement") with multiple lending institutions, which modified the 2017 Credit Agreement. The Amended Credit Agreement (i) increased the revolving credit facility (the "Revolving Credit Facility") from $200 million to $600 million, (ii) extended the maturity of the Revolving Credit Facility from September 29, 2022 to October 13, 2023, (iii) provided for a term loan in the original principal amount of $450 million (the "Term Loan Facility," and together with the Revolving Credit Facility, the "Senior Secured Credit Facilities"). The Company may request incremental term loan facilities or increases in the Revolving Credit Facility (each an "Incremental Loan") if requirements relating to net leverage ratio will be maintained on a pro forma basis.

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

The Amended Credit Agreement contains financial covenants, which were amended in June 2019. The financial covenants require the quarterly presentation of a minimum consolidated 12 month rolling debt service coverage ratio of 2.50 to 1.00, and an amended maximum consolidated net leverage ratio of 4.95 to 1.00 for the quarter ended June 30, 2019, 4.75 to 1.00 for the quarter ending September 30, 2019, 3.75 to 1.00 for the quarterly filing periods from October 1, 2019 through September 29, 2020 and 3.50 to 1.0 thereafter, which may be adjusted to 4.00 to 1.00 for a four quarter period in connection with a material permitted acquisition. The Amended Credit Agreement also contains affirmative and negative covenants, which were also amended in June 2019 to limit the amount of restricted payments as defined in the Amended Credit Agreement to $25 million until the filing of the Company's December 31, 2019 Form 10-K. Negative covenants in the Amended Credit Agreement, among other things, limit the ability of the Company to incur indebtedness and liens, dispose of assets, make investments and enter into certain merger or consolidation transactions. As of the date of these financial statements, the Company is in compliance with all affirmative and negative covenants.

2.875% Convertible Senior Notes due 2021

On January 29, 2014, the Company issued 2.875% convertible senior notes due 2021 (the "Notes"). The Notes bear interest at a rate of 2.875% per year, payable semi-annually in arrears on January 15 and July 15 of each year. The Notes mature on January 15, 2021.

EMERGENT BIOSOLUTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in millions, except share and per share amounts)

11.    Revenue recognition
The Company operates as one operating segment. Therefore, results of its operations are reported on a consolidated basis for purposes of segment reporting, consistent with internal management reporting. The Company's revenues disaggregated by the major sources were as follows:

	Three Months Ended June 30, 2019			Three Months Ended June 30, 2018
	U.S. Government	Non-U.S. Government	Total	U.S. Government	Non-U.S. Government	Total
Product sales	$94.6	$88.9	$183.5	$169.9	$10.2	$180.1
Contract manufacturing	—	18.7	18.7	—	23.6	23.6
Contracts and grants	38.3	2.7	41.0	15.3	1.2	16.5
Total revenues	$132.9	$110.3	$243.2	$185.2	$35.0	$220.2

	Six months ended June 30, 2019			Six Months Ended June 30, 2018
	U.S. Government	Non-U.S. Government	Total	U.S. Government	Non-U.S. Government	Total
Product sales	$167.9	$168.6	$336.5	$235.9	$19.9	$255.8
Contract manufacturing	—	34.6	34.6	—	49.8	49.8
Contracts and grants	58.7	4.1	62.8	30.1	2.3	32.4
Total revenues	$226.6	$207.3	$433.9	$266.0	$72.0	$338.0

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

December 31, 2018	$73.1
Deferral of revenue	23.8
Revenue recognized	(7.4)
June 30, 2019	$89.5

Transaction price allocated to remaining performance obligations
As of June 30, 2019, the Company had expected future revenues associated with performance obligations that have not been satisfied of approximately $533.2 million. The Company expects to recognize a majority of these revenues within the next 24 months, with the remainder recognized thereafter. However, the amount and timing of revenue recognition for unsatisfied performance obligations can materially change due to timing of funding appropriations from the USG and the overall success of the Company's development activities associated with its PHT product candidates that are then receiving development funding support from the USG under development contracts. In addition, the amount of future revenues associated with unsatisfied performance obligations excludes the value associated with unexercised option periods in the Company's contracts.
Contract assets
The Company considers unbilled accounts receivables and deferred costs associated with revenue generating contracts, which are not included in inventory or property, plant and equipment, as contract assets. As of June 30, 2019 and December 31, 2018, the Company had contract assets associated with deferred costs of $26.5 million and $1.2 million, respectively, which is reflected as a component of prepaid expenses and other current assets on the Company's consolidated balance sheets.

EMERGENT BIOSOLUTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in millions, except share and per share amounts)

Accounts receivable
Accounts receivable including unbilled accounts receivable contract assets consist of the following:

	June 30, 2019	December 31, 2018
Billed, net	$179.5	$234.0
Unbilled	38.6	28.5
Total, net	$218.1	$262.5

As of June 30, 2019 and December 31, 2018, allowances for doubtful accounts were de minimis.
12.    Income taxes
The estimated effective annual tax rate for the Company, which excludes discrete adjustments, was 27% and 25% for the six months ended June 30, 2019 and 2018, respectively. The increase in the estimated effective annual tax rate is primarily due to the impact of foreign and state taxes. For each of the six month periods ended June 30, 2019 and 2018, the Company recorded a discrete tax benefit of $3.2 million, primarily due to activity associated with equity awards. For the three months ended June 30, 2019 and 2018, the Company recorded a discrete tax benefit of $1.4 million and $0.9 million, respectively, also primarily due to activity associated with equity awards.
13.    (Loss) earnings per share
The following table presents the calculation of basic and diluted net (loss) income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Net (loss) earnings	$(9.5)	$50.1	$(35.6)	$45.2

Denominator:
Weighted-average number of shares—basic	51.5	49.9	51.3	49.7
Dilutive securities—equity awards	—	1.3	—	1.3
Weighted-average number of shares—diluted	51.5	51.2	51.3	51.0

Net (loss) earnings per share - basic	$(0.18)	$1.00	$(0.69)	$0.91
Net (loss) earnings per share - diluted	$(0.18)	$0.98	$(0.69)	$0.89

For the three and six months ended June 30, 2019 and 2018, basic earnings per share is computed by dividing net gain/(loss) by the weighted average number of shares of common stock outstanding during the period.
For the three and six months ended June 30, 2019 and 2018, diluted earnings per share is computed using the treasury method by dividing net loss by the weighted average number of shares of common stock outstanding during the period, adjusted for the potential dilutive effect of other securities if such securities were converted or exercised and are not anti-dilutive. No adjustment for the potential dilutive effect of dilutive securities is reported as the effect would have been anti-dilutive for the three and six months ended June 30, 2019 due to the Company's net loss. The share-based awards that were excluded from the calculation of diluted loss per share, because they were anti-dilutive, were 3.0 million for the three and six months ended June 30, 2019.
14.    Share-based compensation
During the six months ended June 30, 2019, the Company granted stock options to purchase 0.3 million shares of common stock and 0.5 million restricted stock units under the Emergent BioSolutions Inc. Stock Incentive Plan. The grants vest over three equal annual installments beginning on the day prior to the anniversary of the grant date.

EMERGENT BIOSOLUTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in millions, except share and per share amounts)

15.    Defined benefit plan
The Company sponsors a defined benefit pension plan covering eligible employees in Switzerland (the Swiss Plan). Under the Swiss Plan, the Company and certain of its employees with annual earnings in excess of government determined amounts are required to make contributions into a fund managed by an independent investment fiduciary. Employer contributions must be in an amount at least equal to the employee’s contribution. The Swiss Plan assets are comprised of an insurance contract that has a fair value consistent with its contract value based on the practicability exception using level 3 inputs. The entire liability is listed as non-current, because plan assets are greater than the expected benefit payments over the next year. The Company recognizes pension expense as a component of selling, general and administrative expense.
The measurement date used for the Swiss Plan is December 31, annually. The expense components of the Swiss Plan consisted of the following:

	Three Months Ended June 30, 2019	Six months ended June 30, 2019
Net service cost	$0.3	$0.6
Expected return on plan assets, net of expenses	(0.1)	(0.1)
Total pension expense	$0.2	$0.5

16. Commitments and Contingencies
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
Shareholder Class Action Lawsuit filed July 19, 2016
On July 19, 2016, Plaintiff William Sponn (Sponn), filed a putative class action complaint in the United States District Court for the District of Maryland on behalf of purchasers of the Company’s common stock between January 11, 2016 and June 21, 2016, inclusive (the Class Period), seeking to pursue remedies under the Exchange Act against the Company and certain of its senior officers and directors (collectively, the Defendants). The complaint alleged, among other things, that the Defendants made materially false and misleading statements about the government’s demand for BioThrax and expectations that the Company’s five-year exclusive procurement contract with the U.S. Department of Health and Human Services (HHS) would be renewed, and omitted certain material facts. Sponn sought unspecified damages, including legal costs. On October 25, 2016, the court added City of Cape Coral Municipal Firefighters’ Retirement Plan and City of Sunrise Police Officers’ Retirement Plan as plaintiffs and appointed them Lead Plaintiffs and Robbins Geller Rudman & Dowd LLP as Lead Counsel. On December 27, 2016, the plaintiffs filed an amended complaint that cited the same class period, named the same defendants and made similar allegations to the original complaint. The Defendants filed a Motion to Dismiss on February 27, 2017. The plaintiffs filed an opposition brief on April 28, 2017. The Defendants’ Motion to Dismiss was heard and denied on July 6, 2017. The Defendants filed an answer on July 28, 2017. The parties then engaged in the discovery process. The plaintiffs filed an amended motion for class certification and appointment of Lead Plaintiffs, Sponn, and Geoffrey L. Flagstad (Flagstad) as Class Representatives on December 20, 2017. A hearing on that motion was heard on May 2, 2018. On June 8, 2018 the Court granted class certification with a shortened class period, from May 5, 2016 to June 21, 2016. In that same order, the court appointed Flagstad as Class Representative and Robbins Geller Rudman & Dowd LLP as Class Counsel. The Defendants have denied, and continue to deny, any and all allegations of fault, liability, wrongdoing, or damages. However, recognizing the risk, time, and expense of litigating any case to trial, on August 27, 2018, the Defendants reached an agreement in principle with plaintiffs to settle all of the related claims of any individual plaintiff that purchased or acquired Company stock from January 11, 2016 to June 21, 2016, for $6.5 million, an amount that was paid by the Company’s insurance carrier. The settlement required no payment by any of the Defendants. The Defendants continue to deny any and all liability. The parties executed the settlement agreement on October 16, 2018 and filed the agreement with the court on October 17, 2018. The court granted preliminary approval of the settlement on October 18, 2018. At the time of the approval of the settlement on January 22, 2019, there were no objections to the settlement, but there were two shareholders who had submitted opt-outs so that they could be excluded from the settlement. On January 25, 2019, the court issued an order and final judgment approving the settlement. The time to file a notice of appeal has passed. Defendants continue to believe that the allegations in the complaint are without merit.

17.    Supplemental Information
The following table provides a reconciliation of cash, cash equivalents and restricted cash:

	June 30, 2019	December 31, 2018
Cash and cash equivalents	$177.4	$112.2
Restricted cash	0.2	0.2
Total cash, cash equivalents and restricted cash	$177.6	$112.4

EMERGENT BIOSOLUTIONS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited, amounts in millions, except share and per share amounts)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes and other financial information included elsewhere in this quarterly report on Form 10-Q and our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2018. Some of the information contained in this discussion and analysis or set forth elsewhere in this quarterly report on Form 10-Q, includes information with respect to our plans and strategy for our business and financing, as well as forward-looking statements that involve risks and uncertainties. You should carefully review the "Special Note Regarding Forward-Looking Statements" and "Risk Factors" sections of this quarterly report on Form 10-Q for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
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
(unaudited, amounts in millions, except share and per share amounts)

Canada to address certain complications from smallpox vaccination.
Highlights and Business Accomplishments for 2019

•
On June 3, 2019, we announced a contract award by the Office of the Assistant Secretary for Preparedness and Response (ASPR) in the U.S. Department of Health and Human Services (HHS) valued at approximately $535 million over 10 years for the continued supply of Vaccinia Immune Globulin Intravenous (VIGIV) into the U.S. Strategic National Stockpile (SNS) in support of smallpox preparedness.

•
On May 15, 2019, we announced that BARDA informed the company that it will begin procuring AV7909 (anthrax vaccine adsorbed with CPG 7909 adjuvant) for delivery into the Strategic National Stockpile (SNS). Subject to the fulfillment of certain contractual obligations, the company plans to initiate deliveries of AV7909 in the second half of 2019.

•
On April 16, 2019, we announced results from an interim analysis of our Phase 2 clinical study evaluating the safety and immunogenicity of the Company’s chikungunya virus virus-like particle vaccine candidate across a series of dosing regimens. The interim analysis has shown that with a single dose administered, up to 98% of study participants produced a neutralizing antibody response against the chikungunya virus by day 7. Further, the immune response was shown to be persistent through the six-month visit, following the one-dose regimen.

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
(unaudited, amounts in millions, except share and per share amounts)

Critical Accounting Policies and Estimates
During the six months ended June 30, 2019, there have been no significant changes to our critical accounting policies and estimates contained in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC, except for the adoption of the new lease standard (see Note 2 and Note 6 to the accompanying condensed consolidated financial statements).

EMERGENT BIOSOLUTIONS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited, amounts in millions, except share and per share amounts)

Results of Operations

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	Change	% Change	2019	2018	Change	% Change
Product sales net:
NARCAN Nasal Spray	$73.0	$—	$73.0	NM	$138.5	$—	$138.5	NM
ACAM2000	6.5	56.5	(50.0)	(88%)	52.0	78.3	(26.3)	(34%)
BioThrax	28.0	77.6	(49.6)	(64%)	39.6	97.8	(58.2)	(60%)
Other	76.0	46.0	30.0	65%	106.4	79.7	26.7	33%
Total product sales, net	183.5	180.1	3.4	2%	336.5	255.8	80.7	32%
Contract manufacturing	18.7	23.6	(4.9)	(21)%	34.6	49.8	(15.2)	(31%)
Contracts and grants	41.0	16.5	24.5	NM	62.8	32.4	30.4	94%
Total revenues	243.2	220.2	23.0	10%	433.9	338.0	95.9	28%

Operating expenses:
Cost of product sales and contract manufacturing	100.8	85.3	15.5	18%	192.7	139.4	53.3	38%
Research and development	63.9	24.7	39.2	NM	110.0	53.8	56.2	NM
Selling, general and administrative	70.8	39.5	31.3	79%	136.4	79.7	56.7	71%
Amortization of intangible assets	14.7	3.9	10.8	NM	29.2	7.8	21.4	NM
Total operating expenses	250.2	153.4	96.8	63%	468.3	280.7	187.6	67%

(Loss) income from operations	(7.0)	66.8	(73.8)	NM	(34.4)	57.3	(91.7)	NM

Other income (expense):
Interest expense	(9.5)	(1.0)	(8.5)	NM	(19.0)	(1.2)	(17.8)	NM
Other income, net	1.4	—	1.4	NM	0.4	0.3	0.1	33%
Total other expense, net	(8.1)	(1.0)	(7.1)	NM	(18.6)	(0.9)	(17.7)	NM

(Loss) income before income taxes	(15.1)	65.8	(80.9)	NM	(53.0)	56.4	(109.4)	NM
Income tax (benefit) expense	(5.6)	15.7	(21.3)	NM	(17.4)	11.2	(28.6)	NM
Net (loss) income	$(9.5)	$50.1	$(59.6)	NM	$(35.6)	$45.2	$(80.8)	NM
NM - Not meaningful

EMERGENT BIOSOLUTIONS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited, amounts in millions, except share and per share amounts)

Product Sales, net

NARCAN Nasal Spray	Other Product Sales
ACAM2000	Contract Manufacturing
BioThrax	Contracts and Grants
NARCAN Nasal Spray
NARCAN Nasal Spray was acquired in October 2018 in connection with the Company's acquisition of Adapt resulting in an increase in product sales in the current quarter and year-to-date periods.
ACAM2000
The decrease in ACAM2000 sales for the three and six months ended June 30, 2019 was primarily due to the volume of ACAM2000 delivered to the SNS during the three and six months ended June 30, 2019 as compared to the three and six months ended June 30, 2018. Substantially all of the ACAM2000 product sales revenues during the six months ended June 30, 2019 and 2018 were made to the USG under a long-term procurement contract at a consistent value per dose. Delivery obligations under this long-term procurement contract were fully satisfied during the quarter ended March 31, 2019.

BioThrax
The decrease in BioThrax sales for the three and six months ended June 30, 2019 was primarily due to the number of BioThrax deliveries to the SNS during the period as compared to the three and six months ended June 30, 2018. The USG purchased fewer units of BioThrax during the three and six months ended June 30, 2019 partially in anticipation of the transition to the Company's next generation anthrax vaccine, AV7909, which we expect to begin delivering to the SNS in the second half of 2019. The decrease in units delivered was slightly offset by contractual per unit pricing increases. Substantially all of the BioThrax product sales revenues are made to the USG under a long-term procurement contract. The fluctuations in BioThrax revenue are largely related to changes in volume depending on when the USG requests delivery. The USG delivery schedule varies based on funding and management of the SNS inventory.
Other Product Sales
The increase in the Company's other product sales during the three and six months ended June 30, 2019 was primarily due to the contribution of products associated with the PaxVax acquisition as well as increased sales of raxibacumab, which was partially offset by a decrease in Trobigard sales compared to the three and six months ended June 30, 2018.
Contract Manufacturing
The decrease in contract manufacturing revenue for the three and six months ended June 30, 2019 compared to comparative periods in 2018 is due to Canton contract manufacturing activities in 2018 that did not recur in 2019. The six months ended June 30, 2019 was further impacted by a contract to perform design, construction and validation of manufacturing capability for a third party at our Lansing, Michigan site during the first quarter of 2018 for which no similar services were provided during the six months ended June 30, 2019.
Contracts and Grants
The increase in contracts and grants revenue for the three and six months ended June 30, 2019 primarily reflects research and development activities related to development funding for AV7909 for clinical trial activities and manufacturing. These increases were partially offset by a reduction in development funding for ACAM2000 for stability testing which were recorded during the three and six months ended June 30, 2018 for which no similar services were provided in current period.

EMERGENT BIOSOLUTIONS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited, amounts in millions, except share and per share amounts)

Cost of Product Sales and Contract Manufacturing

Cost of Product Sales and Contract Manufacturing
●	Gross profit margin for product sales and contract manufacturing
Cost of product sales and contract manufacturing increased for the three and six months ended June 30, 2019 primarily due to the acquisitions of Adapt and PaxVax, both acquired in October 2018, as well as an increase in facilities related expenses during the three and six months ended June 30, 2019.

Research and Development Expenses (Gross and Net)

Research and Development expense
●	Research and Development expense, net of contracts and grants revenue
Research and development expenses increased the three and six months ended June 30, 2019 primarily due to the acquisitions of Adapt and PaxVax, both acquired in October 2018. Increases also resulted from the timing of manufacturing development activities for our AV7909 product candidate. These increases were offset by decreases in technology transfer expenses for raxibacumab.

EMERGENT BIOSOLUTIONS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited, amounts in millions, except share and per share amounts)

Selling, General and Administrative Expenses

Selling, General and Administrative
●	SG&A as a percentage of total revenue
Selling, general and administrative expenses increased for the three and six months ended June 30, 2019 primarily due to $21.5 million and $42.0 million in expenses related to the operations and integration of newly acquired entities during the three and six months ended June 30, 2019, respectively. The newly acquired entities were both acquired in October 2018. The remaining increase is due to an increase in professional services to support our strategic growth initiatives.
Amortization of intangible Assets
The increase in amortization of intangible assets for the three and six months ended June 30, 2019 compared to 2018 was primarily due to the acquisitions of Adapt and PaxVax.

Total Other Income (Expense), Net

Interest expense
Other income (expense)
Total other expense, net increased by $7.1 million and $17.7 million for the three and six months ended June 30, 2019 due to an increase in borrowings on our senior secured credit facilities established in October 2018 to fund our acquisitions of Adapt and PaxVax.

EMERGENT BIOSOLUTIONS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited, amounts in millions, except share and per share amounts)

Income Tax (Benefit) Expense

Income tax (benefit) expense
●	Effective tax rate
The income tax benefit is the result of losses incurred during the three and six months ended June 30, 2019, whereas the three and six months ended June 30, 2018 had taxable income. These losses were impacted by corresponding increases in the effective foreign and state income tax rates.

EMERGENT BIOSOLUTIONS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited, amounts in millions, except share and per share amounts)

Liquidity and Capital Resources
Sources of Liquidity
We have historically financed our operating and capital expenditures through cash on hand, cash from operations, debt financing and development funding. We also obtain financing from the sale of our common stock upon exercise of stock options. We have operated profitably for each of the last five years for the period ended December 31, 2018. As of June 30, 2019, we had unrestricted cash and cash equivalents of $177.4 million. As of June 30, 2019, we believe that we have sufficient liquidity to fund our operations over the next 12 months.
Cash Flows
The following table provides information regarding our cash flows for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019	2018
Net cash provided by (used in):
Operating activities	$69.0	$33.6
Investing activities	(45.5)	(22.6)
Financing activities	41.7	1.1
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	(0.1)
Net increase in cash, cash equivalents and restricted cash	$65.2	$12.0

EMERGENT BIOSOLUTIONS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited, amounts in millions, except share and per share amounts)

Operating Activities
Net cash provided by operating activities of $69.0 million for the six months ended June 30, 2019 was primarily due to changes in working capital for accounts receivable and accounts payable. Net operating losses were offset by non cash charges.
Net cash provided by operating activities of $33.6 million for the six months ended June 30, 2018 was primarily due to net income offset by increases in accounts receivable.
Investing Activities
Net cash used in investing activities of $45.5 million for the six months ended June 30, 2019 reflects software, infrastructure and equipment investments.
Net cash used in investing activities of $22.6 million for the six months ended June 30, 2018 reflects infrastructure and equipment investments.
Financing Activities
Net cash provided by financing activities of $41.7 million for the six months ended June 30, 2019 was primarily due to the net $44.4 million of credit on our debt facility, offset by contingent consideration payments.
Net cash provided by financing activities of $1.1 million for the six months ended June 30, 2018 was primarily employee equity activity.
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
(unaudited, amounts in millions, except share and per share amounts)

unavailable or lost, our business, operating results, financial condition and cash flows would be adversely affected, and we could be forced to delay, reduce the scope of or eliminate many of our planned activities.

Share Repurchase Program

In March 2018, our board of directors authorized our management to repurchase from time to time up to an aggregate of $50 million of our common stock under a board-approved share repurchase program through December 31, 2019. Any repurchased shares will be available for use in connection with our stock plans and for other corporate purposes. As of June 30, 2019, we have not made any repurchases under this program.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For a discussion of additional risks arising from our operations, see “Item 1A-Risk Factors” in this quarterly report.
Market Risk

We have interest rate and foreign currency market risk. We manage our interest rate risk in part by entering into interest rate swaps to swap a portion of our indebtedness that is based on variable interest rates to a fixed rate. We currently do not hedge our foreign currency exchange exposure, and the movement of foreign currency exchange rates could have an adverse or positive impact on our results of operations. We have not used derivative financial instruments for speculative purposes. Because of the short-term maturities of our cash and cash equivalents, we believe that an increase in market rates would likely not have a significant impact on the realized value of our investments, but any increase in market rates would likely increase the interest expense associated with our debt.

Interest Rate Risk

We have debt with a mix of variable and fixed rates of interest. Floating rate debt carries interest based on the eurocurrency, as defined in our Amended Credit Agreement, plus an applicable margin. Increases in interest rates could therefore increase the associated interest payments that we are required to make on this debt.

We have assessed our exposure to changes in interest rates by analyzing the sensitivity to our operating results assuming various changes in market interest rates. A hypothetical increase of one percentage point in the eurocurrency rate with consideration to outstanding debt and interest rate swap commitments as of June 30, 2019, would increase our interest expense by $4.9 million annually.

Foreign Currency Exchange Rate Risk

We have exposure to foreign currency exchange rate fluctuations worldwide and primarily with respect to the Euro, Canadian dollar, Swiss franc and British pound. We manage our foreign currency exchange rate risk primarily by incurring, to the extent practicable, operating and financing expenses in the local currency in the countries in which we operate.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, 1934 (the Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2019, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

EMERGENT BIOSOLUTIONS INC.

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act that occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s assessment of and conclusion on the effectiveness of disclosure controls and procedures and internal controls over financial reporting did not include the internal controls related to the operations acquired in the acquisition of PaxVax Holding Company Ltd. and Adapt Pharma Limited, which are included in our unaudited condensed consolidated financial statements for the six months ended June 30, 2019, and which constituted $1.1 billion and $881.5 million of total assets and net assets, respectively as of June 30, 2019 and $163.1 million and $4.4 million of revenues and operating income, respectively, for the six months ended June 30, 2019.
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

EMERGENT BIOSOLUTIONS INC.

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
We derive a substantial portion of our current and expected future revenues from sales of BioThrax, our anthrax vaccine licensed by the FDA to the USG. In December 2016, we signed a follow-on procurement contract with the Centers for Disease Control and Prevention (CDC) for the delivery of approximately 29.4 million doses of BioThrax for placement into the SNS over a five-year period ending in September 2021. The potential value of this contract is approximately $911 million if all procurement options are exercised.
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

EMERGENT BIOSOLUTIONS INC.

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
In collaboration with us, the CDC recently filed with the FDA a pre-EUA submission package related to AV7909, and although there can be no assurances, we currently anticipate that BARDA could begin procuring AV7909 for delivery into the SNS as early as this year. The FDA may decide that our data are insufficient to accept the pre-EUA submission package and require additional pre-clinical, clinical or other studies. If we are unsuccessful in obtaining acceptance of the pre-EUA submission package for AV7909, and EUA and eventual FDA licensure in a timely manner or at all, we may not be able to realize the full potential value of the contract, which could have a material adverse effect on our future business, financial condition, operating results and cash flows.
In addition, if priorities for the SNS change, funding to procure any future doses of AV7909 may be limited or not available, BARDA may never initiate the transition to stockpiling AV7909, and our future business, financial condition, operating results and cash flows could be materially harmed.
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

EMERGENT BIOSOLUTIONS INC.

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

EMERGENT BIOSOLUTIONS INC.

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

EMERGENT BIOSOLUTIONS INC.

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
RELIANCE ON THIRD PARTIES
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

EMERGENT BIOSOLUTIONS INC.

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
In the United States, to obtain approval from the FDA to market any of our future biologic products, we will be required to submit a biologics license application (BLA) to the FDA. Ordinarily, the FDA requires a company to support a BLA with substantial evidence of the product candidate’s safety, purity and potency in treating the targeted indication based on data derived from adequate and well-controlled clinical trials, including Phase 3 trials conducted in patients with the disease or condition being targeted.

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
Even if we or our collaborators obtain marketing approvals for our product candidates, the terms of approvals and ongoing regulation of our products may limit how we manufacture and market our products, which could materially impair our ability to generate revenue.
Once marketing approval has been granted, an approved product and its manufacturer and marketer are subject to ongoing review and extensive regulation. We and our collaborators must therefore comply with requirements concerning advertising and

EMERGENT BIOSOLUTIONS INC.

promotion for any of our product candidates for which we obtain marketing approval. Promotional communications with respect to prescription products are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved labeling. Thus, we will not be able to promote any products we develop for indications or uses for which they are not approved.
In addition, manufacturers of approved products and those manufacturers’ facilities are required to comply with extensive FDA requirements, including ensuring that quality control and manufacturing procedures conform to cGMPs, which include requirements relating to quality control and quality assurance as well as the corresponding maintenance of records and documentation and reporting requirements. We and our collaborators and our contract manufacturers could be subject to periodic unannounced inspections by the FDA to monitor and ensure compliance with cGMPs.
Accordingly, were we to receive marketing approval for one or more of our product candidates, we would continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production, product surveillance and quality control.
If we and our collaborators are not able to comply with post-approval regulatory requirements, we could have the marketing approvals for our products withdrawn by regulatory authorities and our ability to market any products could be limited, which could adversely affect our ability to achieve or sustain profitability. Further, the cost of compliance with post-approval regulations may have a negative effect on our operating results and financial condition.
Any product candidate for which we or our collaborators obtain marketing approval could be subject to restrictions or withdrawal from the market and we may be subject to substantial penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our product candidates, when and if any of them are approved.
Any product candidate for which we or our collaborators obtain marketing approval, along with the manufacturing processes, post-approval clinical data, labeling, advertising and promotional activities for such product, will be subject to continual requirements of and review by the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, cGMP requirements relating to quality control and manufacturing, quality assurance and corresponding maintenance of records and documents, and requirements regarding the distribution of samples to physicians and recordkeeping. Even if marketing approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the medicine, including the requirement to implement a risk evaluation and mitigation strategy.
The FDA and other agencies, including the Department of Justice (DOJ), closely regulate and monitor the post-approval marketing and promotion of products to ensure that they are marketed and distributed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA and DOJ impose stringent restrictions on manufacturers’ communications regarding off-label use and if we do not market our products for their approved indications, we may be subject to enforcement action for off-label marketing. Violations of the Federal Food, Drug, and Cosmetic Act and other statutes, including the False Claims Act, relating to the promotion and advertising of prescription products may lead to investigations and enforcement actions alleging violations of federal and state health care fraud and abuse laws, as well as state consumer protection laws.
In addition, later discovery of previously unknown adverse events or other problems with our products, manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may yield various results, including:

•	restrictions on such products, manufacturers or manufacturing processes;

•	restrictions on the labeling or marketing of a product;

•	restrictions on distribution or use of a product;

•	requirements to conduct post-marketing studies or clinical trials;

•	warning letters or untitled letters;

•	withdrawal of the products from the market;

•	refusal to approve pending applications or supplements to approved applications that we submit;

•	recall of products;

•	damage to relationships with collaborators;

•	unfavorable press coverage and damage to our reputation;

•	fines, restitution or disgorgement of profits or revenues;

•	suspension or withdrawal of marketing approvals;

EMERGENT BIOSOLUTIONS INC.

•	refusal to permit the import or export of our products;

•	product seizure;

•	injunctions or the imposition of civil or criminal penalties; and

•	litigation involving patients using our products.
Non-compliance with EU requirements regarding safety monitoring or pharmacovigilance, and with requirements related to the development of products for the pediatric population, can also result in significant financial penalties. Similarly, failure to comply with the EU’s requirements regarding the protection of personal information can also lead to significant penalties and sanctions.
Current and future legislation may increase the difficulty and cost for us and any collaborators to obtain marketing approval of and commercialize our product candidates and affect the prices we, or they, may obtain.
In the United States and foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any product candidates for which we obtain marketing approval. We expect that current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we, or any collaborators, may receive for any approved products.
In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively, the ACA). Among the provisions of the ACA of potential importance to our business and our product candidates are the following:

•	an annual, non-deductible fee on any entity that manufactures or imports specified branded prescription products and biologic agents;

•	an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program;

•	a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for products that are inhaled, infused, instilled, implanted or injected;

•	expansion of healthcare fraud and abuse laws, including the civil False Claims Act and the federal Anti-Kickback Statute, new government investigative powers and enhanced penalties for noncompliance;

•
a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand products to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient products to be covered under Medicare Part D;

•	extension of manufacturers’ Medicaid rebate liability to individuals enrolled in Medicaid managed care organizations;

•	expansion of eligibility criteria for Medicaid programs;

•	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;

•	new requirements to report certain financial arrangements with physicians and teaching hospitals;

•	a new requirement to annually report product samples that manufacturers and distributors provide to physicians;

•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research;

•
a new Independent Payment Advisory Board (IPAB), which has authority to recommend certain changes to the Medicare program to reduce expenditures by the program that could result in reduced payments for prescription products; and

•	established the Center for Medicare and Medicaid Innovation within the Centers for Medicare & Medicaid Services (CMS) to test innovative payment and service delivery models.
In addition, other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to

EMERGENT BIOSOLUTIONS INC.

Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2024 unless additional Congressional action is taken. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.
Since enactment of the ACA, there have been numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017, which was signed by the President on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective on January 1, 2019. According to the Congressional Budget Office, the repeal of the individual mandate will cause 13 million fewer Americans to be insured in 2027 and premiums in insurance markets may rise. Further, each chamber of Congress has put forth multiple bills designed to repeal or repeal and replace portions of the ACA. Although none of these measures has been enacted by Congress to date, Congress may consider other legislation to repeal and replace elements of the ACA. Congress will likely consider other legislation to replace elements of the ACA, during the next Congressional session. It is possible that such initiatives, if enacted into law, could ultimately result in fewer individuals having health insurance coverage or in individuals having insurance coverage with less generous benefits. While the timing and scope of any potential future legislation to amend the ACA is highly uncertain in many respects, it is also possible that some of the ACA provisions that generally are not favorable for the research-based pharmaceutical industry could also be repealed along with an ACA coverage expansion provision. We will continue to evaluate the effect that the ACA and its possible repeal and replacement could have on our business.
The Trump Administration has also taken executive actions to challenge or delay implementation of the ACA. Since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. One Executive Order directs federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. The second Executive Order terminates the cost-sharing subsidies that reimburse insurers under the ACA. Several state Attorneys General filed suit to stop the Trump Administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. In addition, CMS has recently proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. Further, on June 14, 2018, the U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payors who argued were owed to them. The effects of this gap in reimbursement on third-party payors, the viability of the ACA marketplace, providers, and potentially our business, are not yet known.
In addition, the CMS has proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. On November 30, 2018, CMS announced a proposed rule that would amend the Medicare Advantage and Medicare Part D prescription drug benefit regulations to reduce out of pocket costs for plan enrollees and allow Medicare plans to negotiate lower rates for certain drugs. Among other things, the proposed rule changes would allow Medicare Advantage plans to use pre authorization (PA) and step therapy (ST) for six protected classes of drugs, with certain exceptions, permit plans to implement PA and ST in Medicare Part B drugs; and change the definition of “negotiated prices,” while providing a definition of “price concession” in the regulations. It is unclear whether these proposed changes will be accepted, and if so, what effect such changes will have on our business. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.
Further, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the Tax Cuts and Jobs Act, the remaining provisions of the ACA are invalid as well. The Trump administration and CMS have both stated that the ruling will have no immediate effect, and on December 30, 2018 the same judge issued an order staying the judgment pending appeal. The Trump Administration

EMERGENT BIOSOLUTIONS INC.

has recently represented to the Court of Appeals considering this judgment that it does not oppose the lower court’s ruling. It is unclear how this decision and any subsequent appeals and other efforts to repeal and replace the ACA will impact the ACA and our business. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.
The costs of prescription pharmaceuticals have also been the subject of considerable discussion in the United States, and members of Congress and the Trump Administration have stated that they will address such costs through new legislative and administrative measures. To date, there have been several recent U.S. congressional inquiries and proposed and enacted state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration’s budget proposal for fiscal year 2019 contains further drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. While any proposed measures will require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.
Specifically, there have been several recent U.S. congressional inquiries and proposed federal and proposed and enacted state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. At the federal level, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. For example, on May 11, 2018, the Administration issued a plan to lower drug prices. Under this blueprint for action, the

Administration indicated that HHS will: take steps to end the gaming of regulatory and patent processes by drug makers to unfairly protect monopolies; advance biosimilars and generics to boost price competition; evaluate the inclusion of prices in drug makers’ ads to enhance price competition; speed access to and lower the cost of new drugs by clarifying policies for sharing information between insurers and drug makers; avoid excessive pricing by relying more on value-based pricing by expanding outcome-based payments in Medicare and Medicaid; work to give Part D plan sponsors more negotiation power with drug makers; examine which Medicare Part B drugs could be negotiated for a lower price by Part D plans, and improving the design of the Part B Competitive Acquisition Program; update Medicare’s drug-pricing dashboard to increase transparency; prohibit Part D contracts that include “gag rules” that prevent pharmacists from informing patients when they could pay less out-of-pocket by not using insurance; and require that Part D plan members be provided with an annual statement of plan payments, out-of-pocket spending, and drug price increases. More recently, on January 31, 2019, the HHS Office of Inspector General proposed modifications to the federal Anti-Kickback Statute discount safe harbor for the purpose of reducing the cost of drug products to consumers which, among other things, if finalized, will affect discounts paid by manufacturers to Medicare Part D plans, Medicaid managed care organizations and pharmacy benefit managers working with these organizations.
At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.
If we fail to comply with foreign, federal, state and local healthcare laws, including fraud and abuse and health information privacy and security laws, and

EMERGENT BIOSOLUTIONS INC.

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

•
the federal False Claims Act imposes criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for, among other things, knowingly presenting, or causing to be presented, false or fraudulent claims for payment by a federal healthcare program or making a false statement or record material to payment of a false claim or avoiding, decreasing or concealing an obligation to pay money to the federal government, with potential liability including mandatory treble damages and significant per-claim penalties, currently set at $10,781 to $21,563 per false claim;

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

EMERGENT BIOSOLUTIONS INC.

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
If our operations are found to be in violation of any of the laws described above or any governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, individual imprisonment, integrity obligations, exclusion from funded healthcare programs and the curtailment or restructuring of our operations. Any such penalties could adversely affect our financial results. We are developing and implementing a corporate compliance program designed to ensure that we will market and sell any future products that we successfully develop from our product candidates in compliance with all applicable laws and regulations, but we cannot guarantee that this program will protect us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions.
Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, individual imprisonment, integrity obligations, exclusion from government funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations. If any of the physicians or other healthcare providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusion from government funded healthcare programs.
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

EMERGENT BIOSOLUTIONS INC.

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

EMERGENT BIOSOLUTIONS INC.

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

EMERGENT BIOSOLUTIONS INC.

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
Additionally, on June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, commonly referred to as Brexit. On March 29, 2017, the country formally notified the European Union of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. The United Kingdom had a period of a maximum of two years from the date of its formal notification to negotiate the terms of its withdrawal from, and future relationship with, the European Union. If no formal withdrawal agreement can be reached between the United Kingdom and the European Union, then it is expected that the United Kingdom’s membership of the European Union would automatically terminate on the deadline, which was initially March 29, 2019. That deadline has been extended to October 31, 2019 to allow the parties to negotiate a withdrawal agreement, which has proven to be extremely difficult to date. Discussions between the United Kingdom and the European Union will continue to focus on withdrawal issues and transition agreements. However, limited progress to date in these negotiations and ongoing uncertainty within the government of the United Kingdom sustains the possibility of the United Kingdom leaving the European Union without a withdrawal agreement and associated

EMERGENT BIOSOLUTIONS INC.

transition period in place, which is likely to cause significant market and economic disruption.
Since a significant proportion of the regulatory framework in the United Kingdom is derived from European Union directives and regulations, Brexit could materially impact the regulatory regime with respect to the approval of our products or any future product candidate in the United Kingdom or the European Union. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in the United Kingdom and/or the European Union and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom and/or European Union for our product candidates, which could significantly and materially harm our business.
Laws and regulations governing international operations may preclude us from developing, manufacturing and selling certain products outside of the United States and require us to develop and implement costly compliance programs.
As we continue to expand our operations outside of the United States, we must dedicate additional resources to comply with numerous laws and regulations in each jurisdiction in which we plan to operate. The FCPA prohibits any U.S. individual or business from paying, offering, authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with certain accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations.
Compliance with the FCPA is expensive and difficult, particularly in countries in which corruption is a recognized problem. In addition, the FCPA presents particular challenges in the pharmaceutical industry, because, in many countries, hospitals are operated by the government, and doctors and other hospital employees are considered foreign officials. Certain payments to hospitals in connection with clinical trials and other work have been deemed to be improper payments to government officials and have led to FCPA enforcement actions.

Various laws, regulations and executive orders also restrict the use and dissemination outside of the United States, or the sharing with certain non-U.S. nationals, of information classified for national security purposes, as well as certain products and technical data relating to those products. If we expand our presence outside of the United States, it will require us to dedicate additional resources to comply with these laws, and these laws may preclude us from developing, manufacturing, or selling certain products and product candidates outside of the United States, which could limit our growth potential and increase our development costs.
The failure to comply with laws governing international business practices may result in substantial civil and criminal penalties and suspension or debarment from government contracting. The SEC also may suspend or bar issuers from trading securities on U.S. exchanges for violations of the FCPA’s accounting provisions.
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

EMERGENT BIOSOLUTIONS INC.

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
The factors listed above could also cause disruptions at our other facilities, including our manufacturing facilities in Winnipeg, Manitoba, Canada; other Baltimore, Maryland facilities in Camden; facilities in Canton, Massachusetts; Rockville, Maryland, Bern, Switzerland; and Hattiesburg, Mississippi. We do not have any redundant manufacturing facilities for any of our marketed products. Accordingly, any disruption, damage, or destruction of these facilities could impede our ability to manufacture our marketed products, our product candidates and our ability to produce products for external customers, result in losses and delays, including delay in the performance of our contractual obligations or delay in our clinical trials, any of which could be costly to us and materially harm our business, financial condition, operating results and cash flows.
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

EMERGENT BIOSOLUTIONS INC.

Manufacturing delays, lot failures, shipping deviations, spoilage or other loss during shipping could cause us to fail to satisfy customer orders or contractual commitments, lead to a termination of one or more of our contracts, lead to delays in potential clinical trials or result in litigation or regulatory action against us, any of which could be costly to us and otherwise harm our business.
We are required to obtain FDA approval prior to the release of each lot of raxibacumab and certain other products, which may not be obtained on a timely basis or at all.
FDA approval is required for the release of each lot of raxibacumab. We are not able to sell any lots that fail to satisfy the FDA release testing specifications. For example, we must provide the FDA with the results of certain tests, including potency tests, before lots are released for sale. Potency testing of each lot of raxibacumab is performed against qualified control lots that we maintain. We continually monitor the status of our reference lots for FDA compliance and periodically produce and qualify a new reference lot to replace the existing reference lot. If we are not able to produce and qualify a new reference lot or otherwise satisfy the FDA’s requirements for release of raxibacumab, our ability to sell raxibacumab would be impaired until such time as we become able to meet the FDA’s requirements, which could materially harm our future business, financial condition, operating results and cash flows.
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

EMERGENT BIOSOLUTIONS INC.

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

EMERGENT BIOSOLUTIONS INC.

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
Our marketed product NARCAN® Nasal Spray faces potentially substantial competition from other treatments, including injectable naloxone, auto-injectors, nasal sprays or improvised nasal spray kits. In addition, other entrants may seek approval to market generic versions of NARCAN® Nasal Spray before the underlying patents expire. For example, in 2016 Teva filed, and in 2018 Perrigo filed, ANDAs which seek regulatory approval to market generic versions of NARCAN® Nasal Spray before the expiration of certain underlying patents and in April 2019, Teva received FDA approval to market its generic version of NARCAN® Nasal Spray. Teva may decide to launch its approved generic product although the launch would be at risk since the litigation we instituted against Teva is still ongoing.
Additionally, in January 2019, the FDA released new proposed template Drug Facts Labels to assist sponsors of investigational naloxone nasal sprays and auto-injectors seeking approval from the FDA for over-the-counter naloxone products. Any reduction in demand for NARCAN® Nasal Spray in favor of a competing product, or unsuccessful efforts to defend underlying patents from infringement by generic entrants, could lead to a loss of market share and cause reduced revenues, margins and levels of profitability for us, which could adversely affect our business, financial condition, operating results and cash flows.
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

EMERGENT BIOSOLUTIONS INC.

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

EMERGENT BIOSOLUTIONS INC.

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

EMERGENT BIOSOLUTIONS INC.

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

EMERGENT BIOSOLUTIONS INC.

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
One or more of our products could be subject to early competition from generic drugs and biosimilars.
One or more of our products is approved as a drug product under the provisions of the U.S. Food, Drug and Cosmetic Act (FDCA), which renders it susceptible to potential competition from generic manufacturers via the Hatch-Waxman Act and ANDA process. Generic manufacturers pursuing ANDA approval are not required to conduct costly and time-consuming clinical trials to establish the safety and efficacy of their products; rather, they are permitted to rely on the innovator’s data regarding safety and efficacy. Additionally, generic drug companies generally do not expend significant sums on sales and marketing activities, instead relying on pharmacists or payers to substitute the generic form of a drug for the branded form. Thus, generic manufacturers can sell their products at prices much lower than those charged by the innovative pharmaceutical or biotechnology companies who have incurred substantial expenses associated with the research and development of the drug product and who must spend significant sums marketing a new drug.
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
In recent years, generic manufacturers have used Paragraph IV certifications extensively to challenge the validity of patents listed in the FDA’s Approved Drug Products List with Therapeutic Equivalence Evaluations, commonly referred to as the Orange Book, on a wide array of innovative therapeutic products. We expect this trend to continue and to affect drug products with even relatively modest revenues.
Although we intend to vigorously enforce our intellectual property rights, there can be no assurance that we will prevail in our enforcement or defense of our patent rights. Our existing patents could be invalidated, found unenforceable, or found not to cover a generic form of our product.
Further, the 2010 Patient Protection and Affordable Care Act, which was signed into law on March 23, 2010, included a subtitle called the Biologics Price Competition and Innovation Act of 2009 (BPCIA). That Act established a regulatory scheme authorizing the FDA to approve biosimilars and interchangeable biosimilars. As of January 1, 2018, the FDA has approved nine biosimilar products for use in the United States. No interchangeable biosimilars, have been approved. The FDA has issued several guidance documents outlining an approach to review and approval of biosimilars. Additional guidances are expected to be finalized by FDA in the near term.
Under the Act, a manufacturer may submit an application for licensure of a biologic product that is “biosimilar to” or “interchangeable with” a previously approved biological product or “reference product.” In order for the FDA to approve a biosimilar product, it must find that there are no clinically meaningful differences between the reference product and proposed biosimilar product in terms of safety, purity and potency. For the FDA to approve a biosimilar product as interchangeable with a reference product, the agency must find that the biosimilar product can be expected to produce the same clinical results as the reference product, and (for products administered multiple times) that the biologic and the reference biologic may be switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic.

EMERGENT BIOSOLUTIONS INC.

Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date of approval of the reference product. The FDA may not approve a biosimilar product until 12 years from the date on which the reference product was approved. Even if a product is considered to be a reference product eligible for exclusivity, another company could market a competing version of that product if the FDA approves a full BLA for such product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of their product. The BPCIA also created certain exclusivity periods for biosimilars approved as interchangeable products. At this juncture, it is unclear whether products deemed “interchangeable” by the FDA will, in fact, be readily substituted by pharmacies, which are governed by state pharmacy law.
FINANCIAL RISKS
We have incurred significant indebtedness in connection with our acquisitions and servicing our debt requires a significant amount of cash. We may not have sufficient cash flow from our operations to pay our substantial debt.
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
We may not have sufficient funds or be able to obtain additional financing to pay the amounts due under our indebtedness. In addition, failure to comply with the covenants under our senior secured credit facilities and other debt agreements could result in an event of default under those agreements. An event of default could result in the acceleration of amounts due under a particular debt agreement and a cross default and acceleration under other debt agreements, and we may not have sufficient funds to pay or be able to obtain additional financing to make any accelerated payments. Under these circumstances, our lenders could seek to enforce security interests in our assets securing our indebtedness.
Our current indebtedness and any additional debt financing may restrict the operation of our business and limit the cash available for investment in our business operations.
In connection with the acquisition of Adapt, we entered into an amendment and restatement of our 2017 credit agreement to provide for new five-year syndicated senior secured credit facilities that replaced our existing facility. The senior secured credit facilities include a $450 million Term Loan and the ability to borrow up to a $600 million revolver, of which we had outstanding borrowings of $442 million and $398 million, respectively, as of June 30, 2019. We may also seek additional debt financing to support our ongoing activities or to provide additional financial flexibility. Debt financing could have significant adverse consequences for our business, including:

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

EMERGENT BIOSOLUTIONS INC.

•	the extent to which we repurchase additional common stock under our authorized share repurchase program; and

•	the costs of commercialization activities, including product marketing, sales and distribution.
We may not have sufficient funds or be able to obtain additional financing to pay the amounts due under our indebtedness. In addition, failure to comply with the covenants under our debt agreements could result in an event of default under those instruments. An event of default could result in the acceleration of amounts due under a particular debt agreement and a cross default and acceleration under other debt agreements, and we may not have sufficient funds or be able to obtain additional financing to make any accelerated payments. Under these circumstances, our lenders could seek to enforce security interests in our assets securing our indebtedness.
Our hedging program is subject to counterparty default risk
We manage our interest rate risk in part by entering into interest rate swaps with a number of counterparties to swap a portion of our indebtedness that is based on variable interest rates to a fixed rate. As a result, we are subject to the risk that the counterparty to one or more of these contracts defaults on its performance under the contract. During an economic downturn, the counterparty's financial condition may deteriorate rapidly and with little notice and we may be unable to take action to protect our exposure. In the event of a counterparty default, we could incur losses, which may harm our business and financial condition. In the event that one or more of our counterparties becomes insolvent or files for bankruptcy, our ability to eventually recover any losses suffered as a result of that counterparty's default may be limited by the liquidity of the counterparty.

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
Although we have been profitable for each of the last five fiscal years, we have not been profitable for every quarter during that time. Our profitability has been substantially dependent on product sales, which historically have fluctuated significantly from quarter to quarter, and we expect that they will continue to fluctuate significantly based primarily on the timing of our fulfillment of orders from the USG. We may not be able to achieve consistent profitability on a quarterly

EMERGENT BIOSOLUTIONS INC.

basis or sustain or increase profitability on an annual basis.
SPIN-OFF OF OUR BIOSCIENCES BUSINESS RISKS
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

EMERGENT BIOSOLUTIONS INC.

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

EMERGENT BIOSOLUTIONS INC.

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

EMERGENT BIOSOLUTIONS INC.

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
Mr. El-Hibri has the ability to significantly influence the election of the members of our Board of Directors due to his substantial beneficial ownership of our common stock. As of July 26, 2019, Mr. El-Hibri was the beneficial owner of approximately 11% of our outstanding common stock. As a result, Mr. El-Hibri could exercise substantial influence over all corporate actions requiring board or stockholder approval, including a change of control, or any amendment of our certificate of incorporation or by-laws. The control by Mr. El-Hibri may prevent other stockholders from influencing significant corporate decisions. In addition, Mr. El-Hibri's significant beneficial ownership of our shares could present the potential for a conflict of interest.
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

EMERGENT BIOSOLUTIONS INC.

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
Our stock price has been, and is likely to continue to be, volatile. The market price of our common stock could fluctuate significantly for many reasons, including in response to the risks described in this “Risk Factors” section, or for reasons unrelated to our operations, such as reports by industry analysts, investor perceptions or negative announcements by our customers, competitors or suppliers regarding their own performance, as well as industry conditions and general financial, economic and political instability. From November 15, 2006, when our common stock first began trading on the New York Stock Exchange, through July 26, 2019, our common stock has traded as high as $73.89 per share and as low as $4.20 per share. The stock market in general as well as the market for biopharmaceutical companies in particular has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price of our common stock may be influenced by many factors, including, among others:

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
Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales or the perception in the market that the holders of a large number of shares intend to sell shares could reduce the market price of our common stock. Moreover, holders of an aggregate of approximately 6 million shares of our common stock outstanding as of June 30, 2019, have the right to require us to register these shares of common stock under specified circumstances.

EMERGENT BIOSOLUTIONS INC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
Not applicable.
Use of Proceeds
Not applicable.
Purchases of Equity Securities
Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
On June 27, 2019, certain amendments were made to the Amended Credit Agreement which extended the covenant relief period (collectively, the Amendment). The Amendment included, among other things, a change to the maximum consolidated net leverage ratio of 4.95 to 1.00 for the quarter ended June 30, 2019 and 4.75 to 1.00 for the quarter ended September 30, 2019. Covenants in the Amended Credit Agreement were also amended to limit the amount of restricted payments as defined in the Amended Credit Agreement to $25 million until the filing of the Company's December 31, 2019 Form 10-K. This description of the Amendment does not purport to be complete and is qualified in its entirety by the full text of the Amendment, which is filed hereto as Exhibit 10.2.
ITEM 6. EXHIBITS
The exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index immediately preceding the exhibits hereto.

EMERGENT BIOSOLUTIONS INC.

EXHIBIT INDEX

Exhibit Number	Description
10.1#†
Modification No. 17, effective June 13, 2019, to the Solicitation/Contract/Order for Commercial Items, effective December 8, 2016, from the Centers for Disease Control and Prevention to Emergent Biodefense Operations Lansing LLC.

10.2#
First Amendment, dated June 27, 2019, to Amended and Restated Credit Agreement, dated October 15, 2018, by and among Emergent BioSolutions Inc., the lenders party thereto from time to time, and Wells Fargo Bank, National Association, as the Administrative Agent.

31.1 #	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).
31.2 #	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).
32.1 #	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 #	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101. INS	XBRL Instance Document the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Calculation Linksbase Document.
101.DEF	Inline XBRL Taxonomy Definition Linksbase Document.
101.LAB	Inline XBRL Taxonomy Label Linksbase Document.
101.PRE	Inline XBRL Taxonomy Presentation Linksbase Document.
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language):

(i)	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2019 and 2018;

(ii)	Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2019 and 2018;

(iii)	Condensed Consolidated Balance Sheets at June 30, 2019 and December 31, 2018;

(iv)	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018; and

(v)	Condensed Consolidated Statement of Changes in Stockholders' Equity for the six months ended June 30, 2019 and 2018; and

(vi)	Notes to Condensed Consolidated Financial Statements.

#	Filed herewith.
† Certain confidential portions of this exhibit were omitted by means of marking such portions with asterisks because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.

EMERGENT BIOSOLUTIONS INC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMERGENT BIOSOLUTIONS INC.

By: /s/ROBERT G. KRAMER, SR. Robert G. Kramer, Sr. President and Chief Executive Officer (Principal Executive Officer)

Date: August 1, 2019

By: /s/RICHARD S. LINDAHL Richard S. Lindahl Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Date: August 1, 2019