Form 10-Q
period 2019-09-30
Emergent BioSolutions Inc.
filed 2019-11-07
CIK 1367644

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	September 30, 2019

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number: 001-33137

EMERGENT BIOSOLUTIONS INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware		14-1902018
(State or Other Jurisdiction of Incorporation or Organization)		(I.R.S. Employer Identification No.)

400 Professional Drive Suite 400
Gaithersburg,	Maryland	20879
(Address and zip code of Principal Executive Offices)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 30, 2019, the registrant had 51,623,596 shares of common stock outstanding.

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
There are a number of important factors that could cause our actual results to differ materially from those indicated by such forward-looking statements, including, among others:

•	appropriations for the procurement of our products addresssing public health threats (PHTs);

•
the continued exercise of discretion by the Biomedical Advanced Research and Development Authority (BARDA) to procure additional doses of AV7909 (anthrax vaccine adsorbed with adjuvant) in reliance on the company’s pre-Emergency Use Authorization (pre-EUA) submission to the U.S. Food and Drug Administration (FDA);

•
our ability to perform under our contracts with the U.S. government (USG) related to BioThrax, our AV7909 product candidate, and our other public health threat products, including the timing of and specifications relating to deliveries;

•	our ability to secure EUA and eventual licensure of AV7909 from the FDA within the anticipated timeframe, if at all;

•	the availability of funding for our USG grants and contracts;

•	our ability to secure follow-on procurement contracts for our PHTs that are under procurement contracts that have expired or will be expiring;

•	our ability and the ability of our collaborators to defend underlying patents related to NARCAN Nasal Spray from infringement by generic entrants;

•	our ability to identify and acquire companies, businesses, products or product candidates that satisfy our selection criteria;

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

EMERGENT BIOSOLUTIONS INC.

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

ITEM 1. FINANCIAL STATEMENTS
Emergent BioSolutions Inc.
Condensed Consolidated Balance Sheets
(unaudited, in millions, except per share amounts)

	September 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$139.2	$112.2
Restricted cash	0.2	0.2
Accounts receivable, net	281.2	262.5
Inventories	230.2	205.8
Prepaid expenses and other current assets	49.2	40.1
Total current assets	700.0	620.8

Property, plant and equipment, net	529.1	510.2
Intangible assets, net	727.7	761.6
In-process research and development	41.0	50.0
Goodwill	268.6	259.7
Other assets	67.4	27.1
Total assets	$2,333.8	$2,229.4

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$91.3	$80.7
Accrued expenses	51.8	30.7
Contingent consideration, current portion	55.7	5.6
Accrued compensation	55.8	58.2
Debt, current portion	10.1	10.1
Other current liabilities	10.6	15.1
Total current liabilities	275.3	200.4
Contingent consideration	14.5	54.4
Debt	813.3	784.5
Deferred tax liability	61.1	67.5
Contract liabilities	81.6	62.5
Other liabilities	53.0	49.2
Total liabilities	$1,298.8	$1,218.5
Commitments and contingencies (Notes 8 & 16)
Stockholders' equity:
Preferred stock, $0.001 par value; 15.0 shares authorized, no shares issued or outstanding at both 2019 and 2018	—	—
Common stock, $0.001 par value; 200.0 shares authorized, 52.8 shares issued and 51.6 shares outstanding at 2019; 52.4 shares issued and 51.2 shares outstanding at 2018	0.1	0.1
Treasury stock, at cost, 1.2 common shares at both 2019 and 2018	(39.7)	(39.6)
Additional paid-in capital	708.8	688.6
Accumulated other comprehensive loss	(9.1)	(5.5)
Retained earnings	374.9	367.3
Total stockholders' equity	1,035.0	1,010.9
Total liabilities and stockholders' equity	$2,333.8	$2,229.4
See accompanying notes.

Emergent BioSolutions Inc.
Condensed Consolidated Statements of Operations
(unaudited, in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Product sales, net	$256.2	$133.3	$592.7	$389.1
Contract manufacturing	20.0	22.1	54.6	72.0
Contracts and grants	35.6	18.2	98.4	50.6
Total revenues	311.8	173.6	745.7	511.7

Operating expenses:
Cost of product sales and contract manufacturing	108.0	69.3	300.7	208.8
Research and development	53.4	37.0	163.4	90.8
Selling, general and administrative	65.0	42.1	201.3	121.8
Amortization of intangible assets	14.7	3.9	43.9	11.7
Total operating expenses	241.1	152.3	709.3	433.1

Income from operations	70.7	21.3	36.4	78.6

Other income (expense):
Interest expense	(10.3)	(0.6)	(29.3)	(1.8)
Other (expense) income, net	(1.5)	0.8	(1.2)	1.2
Total other income (expense), net	(11.8)	0.2	(30.5)	(0.6)

Income before income taxes	58.9	21.5	5.9	78.0
Income tax expense (benefit)	15.7	0.6	(1.7)	11.8
Net income	$43.2	$20.9	$7.6	$66.2

Net income per common share
Basic	$0.84	$0.42	$0.15	$1.33
Diluted	$0.83	$0.41	$0.15	$1.29
Shares used in computing income per share
Basic	51.6	50.1	51.4	49.9
Diluted	52.3	51.5	52.3	51.2
See accompanying notes.

Emergent BioSolutions Inc.
Condensed Consolidated Statements of Comprehensive Income
(unaudited, in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$43.2	$20.9	$7.6	$66.2
Other comprehensive (loss) income, net of tax:
Foreign currency translation	(1.1)	(0.2)	0.6	(1.0)
Unrealized losses on hedging activities	(3.0)	—	(4.2)	—
Total other comprehensive loss	(4.1)	(0.2)	(3.6)	(1.0)
Comprehensive income	$39.1	$20.7	$4.0	$65.2
See accompanying notes.

Emergent BioSolutions Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited, in millions)

	Nine Months Ended September 30,
	2019	2018
Cash flows provided by operating activities:
Net income	$7.6	$66.2
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	21.0	16.7
Depreciation and amortization	82.8	37.1
Amortization of deferred financing costs	2.2	—
Deferred income taxes	(5.7)	12.8
Change in fair value of contingent consideration, net	12.4	1.9
Other	0.7	1.5
Changes in operating assets and liabilities:
Accounts receivable	(18.6)	66.5
Inventories	(24.4)	17.1
Prepaid expenses and other assets	(36.5)	(16.1)
Accounts payable	2.5	(5.7)
Accrued expenses	5.2	2.5
Accrued compensation	(2.4)	3.9
Contract liabilities	19.1	3.2
Net cash provided by operating activities:	65.9	207.6
Cash flows used in investing activities:
Purchases of property, plant and equipment and other	(50.8)	(51.3)
Milestone payment from asset acquisition	(10.0)	—
Proceeds from sale of assets	—	2.6
Net cash used in investing activities:	(60.8)	(48.7)
Cash flows provided by provided by financing activities:
Proceeds from revolving credit facility	130.0	—
Principal payments on revolving credit facility	(95.0)	—
Principal payments on term loan facility	(8.4)	—
Issuances of stock under share-based benefit plans	5.7	11.4
Taxes paid on behalf of employees for equity activity	(6.6)	(6.3)
Contingent consideration payments	(3.7)	(2.2)
Purchase of treasury stock	—	(0.1)
Net cash provided by financing activities:	22.0	2.8
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(0.1)	(0.6)
Net increase in cash, cash equivalents and restricted cash	27.0	161.1
Cash, cash equivalents and restricted cash at beginning of period	112.4	179.3
Cash, cash equivalents and restricted cash at end of period	$139.4	$340.4

See accompanying notes.

Emergent BioSolutions Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity
(unaudited, in millions)

	$0.001 Par Value Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
	Shares	Amount		Shares	Amount

Balance at December 31, 2018	52.4	$0.1	$688.6	(1.2)	$(39.6)	$(5.5)	$367.3	$1,010.9
Employee equity plans activity	0.4	—	20.2	—	(0.1)	—	—	20.1
Net income	—	—	—	—	—	—	7.6	7.6
Other comprehensive income	—	—	—	—	—	(3.6)	—	(3.6)
Balance at September 30, 2019	52.8	$0.1	$708.8	(1.2)	$(39.7)	$(9.1)	$374.9	$1,035.0

Balance at June 30, 2019	52.7	$0.1	$701.8	(1.2)	$(39.7)	$(5.0)	$331.7	$988.9
Employee equity plans activity	0.1	—	7.0	—	—	—		7.0
Net income	—	—	—	—	—	—	43.2	43.2
Other comprehensive loss	—	—	—	—	—	(4.1)	—	(4.1)
Balance at September 30, 2019	52.8	$0.1	$708.8	(1.2)	$(39.7)	$(9.1)	$374.9	$1,035.0

Balance at December 31, 2017	50.6	$0.1	$618.3	(1.2)	$(39.5)	$(3.8)	$337.1	$912.2
Adoption of new revenue accounting standard (ASC 606), net of tax	—	—	—	—	—	—	(32.5)	(32.5)
Balance at January 1, 2018	50.6	0.1	618.3	(1.2)	(39.5)	(3.8)	304.6	879.7
Employee equity plans activity	0.8	—	21.8	—	(0.1)	—	—	21.7
Net income	—	—	—	—	—	—	66.2	66.2
Other comprehensive loss	—	—	—	—	—	(1.0)	—	(1.0)
Balance at September 30, 2018	51.4	$0.1	$640.1	(1.2)	$(39.6)	$(4.8)	$370.8	$966.6

Balance at June 30, 2018	51.2	$0.1	$632.6	(1.2)	$(39.6)	$(4.6)	$349.9	$938.4
Employee equity plans activity	0.2	—	7.5	—	—	—	—	7.5
Net income	—	—	—	—	—	—	20.9	20.9
Other comprehensive loss	—	—	—	—	—	(0.2)	—	(0.2)
Balance at September 30, 2018	51.4	$0.1	$640.1	(1.2)	$(39.6)	$(4.8)	$370.8	$966.6
See accompanying notes.

EMERGENT BIOSOLUTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in millions, except share and per share amounts)

1.    Business
Emergent is a global life sciences company focused on providing specialty products for civilian and military populations that address accidental, deliberate and naturally occurring PHTs.
The Company is focused on innovative preparedness and response products and solutions addressing the following four distinct PHT categories: Chemical, Biological, Radiological, Nuclear and Explosives (CBRNE); emerging infectious diseases (EID); traveler health; and opioids. The USG is the Company's largest customer and provides the Company with substantial funding for the development of a number of the Company's product candidates.

The majority of the Company's revenue comes from the following products and product candidates:

•
Vaccines - AV7909® (Anthrax Vaccine Absorbed with Adjuvant), BioThrax® (Anthrax Vaccine Adsorbed), ACAM2000® (Smallpox (Vaccinia) Vaccine, Live), Vaxchora® (Cholera Vaccine, Live, Oral), and Vivotif® (Typhoid Vaccine, Live, Oral Ty21a).

•	Devices - NARCAN® (naloxone HCl) Nasal Spray for opioid overdose, and RSDL® (Reactive Skin Decontamination Lotion Kit).

•
Therapeutics - raxibacumab (Anthrax Monoclonal antibody therapeutic for anthrax), Anthrasil®( Anthrax Immune Globulin Intravenous (Human)), BAT®(Botulism Antitoxin Heptavalent), and VIGIV (Vaccinia Immune Globulin Intravenous (Human) therapeutic) for complications from smallpox vaccinations.

The Company also generates revenue from contract development and manufacturing services on a clinical and commercial (small and large) scale by providing such services to the pharmaceutical and biotechnology industry.  These services include process development and bulk drug substance and drug product manufacturing of biologics, fill/finish formulation and analytical development services for injectable and other sterile products, inclusive of process design, technical transfer, manufacturing validations, aseptic filling, lyophilization, final packaging and stability studies, as well as manufacturing of vial and pre-filled syringe formats across bacterial, viral and mammalian therapy technology platforms.
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
All adjustments contained in the accompanying unaudited condensed consolidated financial statements are of a normal recurring nature and are necessary to present fairly the financial position of the Company as of September 30, 2019. Interim results are not necessarily indicative of results that may be expected for any other interim period or for an entire year.
Significant Accounting Policies
During the nine months ended September 30, 2019, there have been no significant changes to the Company's summary of significant accounting policies contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC, except for recently adopted accounting standards.
Fair Value Measurements
Separate disclosure is required for assets and liabilities measured at fair value on a recurring basis from those measured at fair value on a non-recurring basis. The Company has cash held in money market acocunts, contingent consideration and interest rate swaps that are measured at fair value on a recurring basis (Note 8 and Note 9). As of September 30, 2019, the Company held cash in money market accounts of $34.6 million. The Company did not have cash held in money markets at December 31, 2018. The Company also records the assets and liabilities of acquisitions

EMERGENT BIOSOLUTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in millions, except share and per share amounts)

at fair value (Note 3). As of September 30, 2019 and December 31, 2018, the Company had no other significant assets or liabilities that were measured at fair value.
Reclassifications
Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations. Interest income, which was previously reported as a separate line item on the condensed consolidated statement of operations has been combined with other income (expense), net.
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
New Accounting Pronouncements
Financial Instruments - Credit Losses
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses. ASU 2016-13 provides guidance on measurement of credit losses on financial instruments that changes the impairment model for most financial assets and certain other instruments, including trade and other receivables, held-to-maturity debt securities and loans, that requires entities to use a new, forward-looking “expected loss” model that is likely to result in the earlier recognition of allowances for losses. The guidance was further amended in January 2019 to clarify or address stakeholders’ specific issues about certain aspects of the amendments in the update and in May 2019 to provide an option to irrevocably elect the fair value option for certain financial assets previously measured on an amortized cost basis. The guidance is effective for annual periods beginning after December 15, 2019, including interim periods within those years, but early adoption is permitted. The Company is currently evaluating the effect that the pronouncement will have on its consolidated financial statements.

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
Fair Value Measurements
In August 2018 the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This new standard modifies certain disclosure requirements on fair value measurements. This new standard will be effective for the Company on January 1, 2020. The Company is currently evaluating the impact of adopting ASU 2018-13 on its disclosures.
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
Under the acquisition method of accounting, the assets and liabilities of Adapt have been recorded as of October 15, 2018, the acquisition date, at their respective fair values, and combined with those of the Company. As the Company continues to finalize the fair value of assets acquired and liabilities assumed, purchase price adjustments have been recorded and additional purchase price adjustments may be recorded during the measurement period. The Company reflects measurement period adjustments in the period in which the adjustments occur. The adjustments for the nine months ended September 30, 2019 resulted from the receipt of additional financial information associated with certain acquired contract assets and the value of associated contingent purchase consideration. These adjustments did not impact the Company's statements of operations. As of September 30, 2019, certain fair value estimates relating to income taxes could be subject to further adjustment.
The total purchase price, revised for measurement period adjustments is summarized below:

October 15, 2018
Cash	$581.5
Equity	37.7
Fair value of contingent purchase consideration	48.0
Preliminary purchase consideration	667.2
Adjustments	1.5
Updated purchase consideration	$668.7

EMERGENT BIOSOLUTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in millions, except share and per share amounts)

The Company issued 733,309 shares of common stock at $60.44 per share, the closing price of Emergent's common stock on October 15, 2018, with a total value of $44.3 million. The $44.3 million value of the common shares issued has been adjusted to a fair value of $37.7 million considering a discount for lack of marketability due to a two-year lock-up period beginning on October 15, 2018. The remaining contingent consideration payable for the acquisition consists of up to $100 million in cash based on the achievement of certain sales milestones through 2022, which the Company has determined had a fair value of $58.6 million as of September 30, 2019 and for the payment of additional consideration based on the collectability of identified acquired contract assets. The fair value of the contingent purchase consideration is based on management’s assessment of the potential future realization of the contingent purchase consideration payments. This assessment is based on inputs that have no observable market inputs (Level 3). The obligation is measured using a discounted cash flow model.
The table below summarizes the preliminary allocation of the purchase price based upon estimated fair values of assets acquired and liabilities assumed at October 15, 2018 updated for measurement period adjustments recorded through September 30, 2019.

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

The Company determined that the estimated acquisition-date fair value of intangible assets was $534.0 million. The estimated fair value was determined using the income approach, which discounts expected future cash flows to present value. The Company has determined the useful life of the NARCAN® Nasal Spray intangible asset to be 15 years. The Company estimated the fair value using a discount rate of 10.5%; which is based on the estimated weighted-average cost of capital for companies with profiles substantially similar to that of Adapt. This is comparable to the estimated internal rate of return for the acquisition and represents the rate that market participants would use to value these intangible assets. The projected cash flows from the NARCAN® Nasal Spray intangible asset were based on key assumptions including: estimates of revenues and operating profits, and risks related to the viability of and potential alternative treatments in any future target markets. The fair value measurements are based on significant unobservable inputs that are developed by the Company using estimates and assumptions of the respective market and market penetration of the acquired company's products.
The intangible asset associated with the in-process research and development (IPR&D) acquired from Adapt is related to a product candidate. Management determined that the estimated acquisition-date fair value of intangible assets related to IPR&D was $41.0 million. The estimated fair value was determined using the income approach, which discounts expected future cash flows to present value. The Company estimated the fair value using a discount rate of 11.0%, which is based on the estimated weighted-average cost of capital for companies with profiles substantially similar to that of Adapt and IPR&D assets at a similar stage of development as the product candidate. This is comparable to the estimated internal rate of return for the acquisition and represents the rate that market participants would use to value the IPR&D. The projected cash flows for the product candidate were based on key assumptions including: estimates of revenues and operating profits, the stage of development of pipeline programs on the acquisition date; the time and resources needed

EMERGENT BIOSOLUTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in millions, except share and per share amounts)

to complete the development and approval of the product candidate; the life of the potential commercialized product and associated risks, including the inherent difficulties and uncertainties in developing a product candidate, such as obtaining marketing approval from the FDA and other regulatory agencies; and risks related to the viability of and potential for alternative treatments in any future target markets. IPR&D assets are considered to be indefinite-lived until the completion or abandonment of the associated research and development efforts (see Note 7).
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
The Company paid cash consideration of $273.1 million for PaxVax. As of the date of this filing, the accounting for the PaxVax acquisition is preliminary due to the Company's need to gather data to assess the fair value accounting for taxes. The table below summarizes the preliminary allocation of the purchase price based upon estimated fair values of assets acquired and liabilities assumed at October 4, 2018 updated for measurement period adjustments recorded through September 30, 2019.

	October 4, 2018	Measurement Period Adjustments	Updated October 4, 2018
Estimated fair value of tangible assets acquired and liabilities assumed:
Cash	$9.0	$—	$9.0
Accounts receivable	4.1	—	4.1
Inventory	19.7	—	19.7
Prepaid expenses and other assets	12.2	(0.3)	11.9
Property, plant and equipment	57.8	—	57.8
Deferred tax assets	3.8	(0.2)	3.6
Accounts payable	(3.5)	—	(3.5)
Accrued expenses and other liabilities	(33.6)	(0.4)	(34.0)
Total estimated fair value of tangible assets acquired and liabilities assumed	69.5	(0.9)	68.6

Acquired in-process research and development	9.0	(9.0)	—
Acquired intangible assets	133.0	—	133.0
Goodwill	61.6	9.9	71.5
Total purchase price	$273.1	$—	$273.1

EMERGENT BIOSOLUTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in millions, except share and per share amounts)

The estimated fair value of the intangible assets acquired for PaxVax's marketed products is a total of $133.0 million. The Company determined the estimated fair value of the intangible assets using the income approach, which is based on the present value of future cash flows. The fair value measurements are based on significant unobservable inputs that are developed by the Company using estimates and assumptions of the respective market and market penetration of the acquired products. The Company has determined that the weighted average useful lives of the intangible assets to be 19 years. The Company estimated the fair value of the Vivotif and Vaxchora intangible assets using a present value discount rate of 14.5% and 15.0%, respectively, which is based on the estimated weighted-average cost of capital for companies with profiles substantially similar to that of PaxVax. This is comparable to the estimated internal rate of return for the acquisition and represents the rate that market participants would use to value these intangible assets. The projected cash flows from these intangible assets were based on key assumptions, including: estimates of revenues and operating profits, and risks related to the viability of and potential alternative treatments in any future target markets.
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
The Company recorded approximately $71.5 million in goodwill related to the PaxVax acquisition, calculated as the purchase price paid in the acquisition that was in excess of the fair value of the tangible and intangible assets acquired representing the future economic benefits the Company expects to receive as a result of the acquisition. The goodwill created from the PaxVax acquisition is associated with early stage pipeline products along with potential contract manufacturing services. The majority of the goodwill generated from the PaxVax acquisition is expected to be deductible for tax purposes based upon the structure used in the acquisition.
 Impact of Business Acquisitions
The operations of each of the two business acquisitions discussed above were included in the consolidated financial statements as of each of their respective acquisition dates. The following table presents their revenue and earnings as reported within the consolidated financial statements.

	Three months ended September 30,	Nine months ended September 30,
	2019	2019
Revenue	$83.7	$246.8
Operating income	4.9	9.3

4.    Inventories
The components of inventory are as follows:

	September 30, 2019	December 31, 2018
Raw materials and supplies	$69.0	$51.8
Work-in-process	106.6	103.2
Finished goods	54.6	50.8
Total inventories	$230.2	$205.8

5.    Property, Plant and Equipment
Property, plant and equipment consisted of the following:

	September 30, 2019	December 31, 2018
Land and improvements	$46.3	$44.6
Buildings, building improvements and leasehold improvements	234.6	216.2
Furniture and equipment	310.8	293.9
Software	54.0	55.2
Construction-in-progress	83.4	71.8
Property, plant and equipment, gross	729.1	681.7
Accumulated depreciation	(200.0)	(171.5)
Total property, plant and equipment, net	$529.1	$510.2

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

EMERGENT BIOSOLUTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in millions, except share and per share amounts)

The components of lease expense were as follows:

	Three months ended September 30,	Nine months ended September 30,
	2019	2019
Operating lease cost:
Amortization of right-of-use assets	$0.8	$2.1
Interest on lease liabilities	0.1	0.4
Total operating lease cost	$0.9	$2.5

Supplemental balance sheet information related to leases was as follows:

(In millions, except lease term and discount rate)	Balance Sheet Location	September 30, 2019
Operating lease right-of-use assets	Other assets	$19.4

Operating lease liabilities, current portion	Other current liabilities	2.5
Operating lease liabilities	Other liabilities	17.4
Total operating lease liabilities		$19.9

Operating leases:
Weighted Average Remaining Lease Term (years)		9.3
Weighted Average Discount Rate		4.2%

7.    Intangible Assets
The Company's intangible assets consist of products acquired via business combinations or asset acquisitions. The following table summarizes the carrying amount of the Company's intangible assets and goodwill, net of accumulated amortization:

	September 30, 2019
	Estimated Life (years)	Cost	Measurement Period Adjustment	Additions	Gross Total	Accumulated Amortization	Net
Intangible assets, net	5-22	$818.4	$—	$10.0	$828.4	$(100.7)	$727.7
IPR&D	indefinite	50.0	(9.0)	—	41.0	—	41.0
Goodwill	indefinite	259.7	8.9	—	268.6	—	268.6

	December 31, 2018
	Estimated Life (years)	Cost	Measurement Period Adjustment	Additions	Gross Total	Accumulated Amortization	Net
Intangible assets, net	5-22	$151.4	$—	$667.0	$818.4	$(56.8)	$761.6
IPR&D	indefinite	50.0	—	—	50.0	—	50.0
Goodwill	indefinite	49.1	—	210.6	259.7	—	259.7

EMERGENT BIOSOLUTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in millions, except share and per share amounts)

During the nine months ended September 30, 2019 and 2018, the Company recorded amortization expense for intangible assets of $43.9 million and $11.7 million, respectively. During the three months ended September 30, 2019 and 2018, the Company recorded amortization expense for intangible assets of $14.7 million and 3.9 million, respectively. As of September 30, 2019, the weighted average amortization period remaining for intangible assets was 13.8 years. IPR&D assets are considered to be indefinite-lived until the completion or abandonment of the associated research and development efforts.

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

The following table is a reconciliation of the beginning and ending balance of contingent considerations and is based on level 3 significant unobservable inputs, other than the milestone accrual, which is based on achievement of contractual milestones.

Balance at December 31, 2018	$60.0
Milestone achievement - asset acquisition	10.0
Measurement period adjustment	1.5
Change in fair value	12.4
Settlements	(13.7)
Balance at September 30, 2019	$70.2

During the nine months ended September 30, 2019, a contingent milestone was achieved related to the Company's acquisition of raxibacumab in October 2017. The acquisition of raxibacumab was accounted for as an asset acquisition and therefore the achievement of the $10.0 million milestone resulted in an increase to the contingent consideration liability with a corresponding increase in intangible assets.
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
Accounting Policy for Derivative Instruments and Hedging Activities
The Company's interest rate swaps qualify for hedge accounting as cash flow hedges. All derivatives are recorded on the balance sheet at fair value. Hedge accounting provides for the matching of the timing of gain or loss recognition on these interest rate swaps with the recognition of the changes in interest expense on the Company's variable rate debt. For derivatives designated as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. The cash flows from the designated interest rate swaps are classified as a component of operating cash flows, similar to interest expense. If current fair values of designated interest rate swaps remained static over the next twelve months, the Company would reclassify $0.4 million of net deferred losses from accumulated other comprehensive loss to the statement of operations over the next twelve months. All outstanding cash flow hedges mature in October 2023.

EMERGENT BIOSOLUTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in millions, except share and per share amounts)

As of September 30, 2019, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

	Number of Instruments	Notional
Interest Rate Swaps	7	$350.0

The table below presents the fair value of the Company’s derivative financial instruments designated as hedges as well as their classification on the balance sheet.

Asset Derivatives					Liability Derivatives
	September 30, 2019		December 31, 2018		September 30, 2019		December 31, 2018
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest Rate Swaps	Other Assets	$—	Other Assets	—	Other Liabilities	$4.2	Other Liabilities	—

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
The table below presents the effect of cash flow hedge accounting on accumulated other comprehensive income.

Hedging derivatives	Amount of Gain/(Loss) Recognized in OCI on Derivative		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income
	September 30, 2019	September 30, 2018		September 30, 2019	September 30, 2018
Interest Rate Swaps	$(4.2)	—	Interest expense	$0.5	$—

EMERGENT BIOSOLUTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in millions, except share and per share amounts)

10.    Debt
The components of debt are as follows:

	September 30, 2019	December 31, 2018
Senior secured credit agreement - Term loan due 2023	$438.8	$447.2
Senior secured credit agreement - Revolver loan due 2023	383.0	348.0
2.875% Convertible Senior Notes due 2021	10.6	10.6
Other	3.0	3.0
Total debt	835.4	808.8
Current portion of long-term debt, net of debt issuance costs	(10.1)	(10.1)
Unamortized debt issuance costs	(12.0)	(14.2)
Non-current portion of debt	$813.3	$784.5

Senior Secured Credit Agreement

On September 29, 2017, the Company entered into a senior secured credit agreement (the “2017 Credit Agreement”) with four lending financial institutions. On October 15, 2018, the Company entered into an Amended and Restated Credit Agreement (the "Amended Credit Agreement") with multiple lending institutions, which modified the 2017 Credit Agreement. The Amended Credit Agreement (i) increased the revolving credit facility (the "Revolving Credit Facility") from $200 million to $600 million, (ii) extended the maturity of the Revolving Credit Facility from September 29, 2022 to October 13, 2023, and (iii) provided for a term loan in the original principal amount of $450 million (the "Term Loan Facility," and together with the Revolving Credit Facility, the "Senior Secured Credit Facilities"). The Company may request incremental term loan facilities or increases in the Revolving Credit Facility (each an "Incremental Loan") as long as requirements relating to net leverage ratio will be maintained on a pro forma basis.

Borrowings under the Revolving Credit Facility and the Term Loan Facility will bear interest at a rate per annum equal to (a) a eurocurrency rate plus a margin ranging from 1.25% to 2.00% per annum, depending on the Company's consolidated net leverage ratio or (b) a base rate (which is the highest of the prime rate, the federal funds rate plus 0.50%, and a eurocurrency rate for an interest period of one month plus 1% plus a margin ranging from 0.25% to 1.00%, depending on the Company's consolidated net leverage ratio. The Company is required to make quarterly payments under the Amended Credit Agreement for accrued and unpaid interest on the outstanding principal balance, based on the above interest rates. In addition, the Company is required to pay commitment fees ranging from 0.15% to 0.30% per annum, depending on the Company's consolidated net leverage ratio, in respect of the average daily unused commitments under the Revolving Credit Facility. The Company is to repay the outstanding principal amount of the Term Loan Facility in quarterly installments based on an annual percentage equal to 2.5% of the original principal amount of the Term Loan Facility during each of the first two years of the Term Loan Facility, 5% of the original principal amount of the Term Loan Facility during the third year of the Term Loan Facility and 7.5% of the original principal amount of the Term Loan Facility during each year of the remainder of the term of the Term Loan Facility until the maturity date of the Term Loan Facility, at which time the entire unpaid principal balance of the Term Loan Facility will be due and payable. The Company has the right to prepay the Term Loan Facility without premium or penalty. The Revolving Credit Facility and the Term Loan Facility mature (unless earlier terminated) on October 13, 2023.

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

The Amended Credit Agreement contains financial covenants, which were amended in June 2019. The financial covenants require the quarterly presentation of a minimum consolidated 12-month rolling debt service coverage ratio of 2.50 to 1.00, and an amended maximum consolidated net leverage ratio of 4.95 to 1.00 for the quarter ended June 30, 2019, 4.75 to 1.00 for the quarter ending September 30, 2019, 3.75 to 1.00 for the quarterly filing periods from October 1, 2019 through September 29, 2020 and 3.50 to 1.0, thereafter, which may be adjusted to 4.00 to 1.00 for a four quarter period in connection with a material permitted acquisition. The Amended Credit Agreement also contains affirmative and negative covenants, which were also amended in June 2019 to limit the amount of restricted payments as defined in the Amended Credit Agreement to $25 million until the filing of the Company's December 31, 2019 Form

EMERGENT BIOSOLUTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in millions, except share and per share amounts)

10-K. Negative covenants in the Amended Credit Agreement, among other things, limit the ability of the Company to incur indebtedness and liens, dispose of assets, make investments and enter into certain merger or consolidation transactions. As of the date of these financial statements, the Company is in compliance with all affirmative and negative covenants.

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

11.    Revenue recognition
The Company operates as one operating segment. Therefore, results of its operations are reported on a consolidated basis for purposes of segment reporting, consistent with internal management reporting. The Company's revenues disaggregated by the major sources were as follows:

	Three Months Ended September 30, 2019			Three Months Ended September 30, 2018
	U.S. Government	Non-U.S. Government	Total	U.S. Government	Non-U.S. Government	Total
Product sales	$170.2	$86.0	$256.2	$127.3	$6.0	$133.3
Contract manufacturing	—	20.0	20.0	—	22.1	22.1
Contracts and grants	35.6	—	35.6	16.7	1.5	18.2
Total revenues	$205.8	$106.0	$311.8	$144.0	$29.6	$173.6

	Nine Months Ended September 30, 2019			Nine Months Ended September 30, 2018
	U.S. Government	Non-U.S. Government	Total	U.S. Government	Non-U.S. Government	Total
Product sales	$338.1	$254.6	$592.7	$363.2	$25.9	$389.1
Contract manufacturing	—	54.6	54.6	—	72.0	72.0
Contracts and grants	94.3	4.1	98.4	46.7	3.9	50.6
Total revenues	$432.4	$313.3	$745.7	$409.9	$101.8	$511.7

Contract liabilities
When performance obligations are not transferred to a customer at the end of a reporting period, cash received associated with amounts allocated to those performance obligations is reflected as contract liabilities on the consolidated balance sheets and is deferred until control of these performance obligations is transferred to the customer. The following table presents the rollforward of the contract liability balances:

December 31, 2018	$73.1
Prepayments	34.6
Revenue recognized	(18.1)
September 30, 2019	$89.6

EMERGENT BIOSOLUTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in millions, except share and per share amounts)

Transaction price allocated to remaining performance obligations
As of September 30, 2019, the Company had expected future revenues of approximately $659.6 million associated with performance obligations that have not been satisfied. The Company expects to recognize a majority of these revenues within the next 24 months, with the remainder recognized thereafter. However, the amount and timing of revenue recognition for unsatisfied performance obligations can materially change due to timing of funding appropriations from the USG and the overall success of the Company's development activities associated with its PHT product candidates that are then receiving development funding support from the USG under development contracts. In addition, the amount of future revenues associated with unsatisfied performance obligations excludes the value associated with unexercised option periods in the Company's contracts.
Contract assets
The Company considers unbilled accounts receivables and deferred costs associated with revenue generating contracts, which are not included in inventory or property, plant and equipment, as contract assets. As of September 30, 2019 and December 31, 2018, the Company had contract assets associated with deferred costs of $27.3 million and $1.2 million, respectively, which is reflected as a component of prepaid expenses and other current assets on the Company's consolidated balance sheets.
Accounts receivable
Accounts receivable, including unbilled accounts receivable contract assets, consist of the following:

	September 30, 2019	December 31, 2018
Billed, net	$251.4	$234.0
Unbilled	29.8	28.5
Total, net	$281.2	$262.5

As of September 30, 2019 and December 31, 2018, allowances for doubtful accounts were de minimis.
12.    Income taxes
The estimated effective annual tax rate for the Company, which excludes discrete adjustments, was 26% for the nine months ended September 30, 2019 and 2018. For each of the nine month periods ended September 30, 2019 and 2018, the Company recorded a discrete tax benefit of $3.0 million and $8.7 million, respectively, primarily due to activity associated with equity awards and finalizing positions taken on the Company's income tax filings. For the three months ended September 30, 2019 and 2018, the Company recorded a discrete tax (expense) benefit of $(0.2) million and $5.5 million, respectively, primarily due to finalizing positions taken on the Company's income tax filings and equity awards.
13.    Earnings per share
The following table presents the calculation of basic and diluted net income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Net earnings	$43.2	$20.9	$7.6	$66.2

Denominator:
Weighted-average number of shares—basic	51.6	50.1	51.4	49.9
Dilutive securities—equity awards	0.7	1.4	0.9	1.3
Weighted-average number of shares—diluted	52.3	51.5	52.3	51.2

Net earnings per share - basic	$0.84	$0.42	$0.15	$1.33
Net earnings per share - diluted	$0.83	$0.41	$0.15	$1.29

EMERGENT BIOSOLUTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in millions, except share and per share amounts)

For the three and nine months ended September 30, 2019 and 2018, basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.
For the three and nine months ended September 30, 2019 and 2018, diluted earnings per share is computed using the treasury method by dividing net income by the weighted average number of shares of common stock outstanding during the period, adjusted for the potential dilutive effect of other securities if such securities were converted or exercised and are not anti-dilutive. The share-based awards that were excluded from the calculation of diluted income per share, because they were anti-dilutive, was approximately 1.0 million for the three and nine months ended September 30, 2019.
14.    Share-based compensation
During the nine months ended September 30, 2019, the Company granted stock options to purchase 0.3 million shares of common stock and 0.5 million restricted stock units under the Emergent BioSolutions Inc. Stock Incentive Plan. The grants vest over three equal annual installments beginning on the day prior to the anniversary of the grant date.
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
The measurement date used for the Swiss Plan is December 31, annually. The expense components of the Swiss Plan consisted of the following:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Net service cost	$0.3	$1.0
Expected return on plan assets, net of expenses	(0.1)	(0.4)
Total pension expense	$0.2	$0.6

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
Nalox-1 Pharmaceuticals, a non-practicing entity, filed petitions with the United States Patent and Trademark Office Patent Trial and Appeal Board ("PTAB") requesting inter parties review (IPR) of five of the six patents listed in the Orange Book related to NARCAN® Nasal Spray 4mg/spray. In a series of decisions, the PTAB agreed to institute a review of the '253 Patent, the '747 Patent and the '965 Patent but denied review of the '177 Patent and the '838 Patent. Nalox-1 did not request review of the '937 Patent.
17.    Supplemental Information
The following table provides a reconciliation of cash, cash equivalents and restricted cash:

	September 30, 2019	December 31, 2018
Cash and cash equivalents	$139.2	$112.2
Restricted cash	0.2	0.2
Total cash, cash equivalents and restricted cash	$139.4	$112.4

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

We are focused on the following four distinct PHT categories: CBRNE; EID; traveler health; and opioids. We have a product portfolio of ten products (vaccines, therapeutics, and drug-device combination products) that contribute a substantial portion of our revenue. We also have two product candidates that are not approved by the FDA or any other health agency that are procured by certain government agencies under special circumstances. Additionally, we have a development pipeline consisting of a diversified mix of both pre-clinical and clinical stage product candidates (vaccines, therapeutics, devices and combination products). Finally, we have a fully-integrated portfolio of contract development and manufacturing services. We continue to pursue acquiring and developing products and solutions that provide an opportunity to serve both government and commercial (non-government) customers globally.

The majority of revenue comes from the following products and product candidates:

Vaccines

•
AV7909 (Anthrax Vaccine Adsorbed with Adjuvant), is a product candidate being developed as a next generation anthrax vaccine for post-exposure prophylaxis of disease resulting from suspected or confirmed Bacillus antracis exposure;

•	BioThrax® (Anthrax Vaccine Adsorbed), the only vaccine licensed by the FDA for the general use prophylaxis and post-exposure prophylaxis of anthrax disease;

•
ACAM2000® (Smallpox (Vaccinia) Vaccine, Live), the only single-dose smallpox vaccine licensed by the FDA for active immunization against smallpox disease for persons determined to be at high risk for smallpox infection;

•	Vivotif® (Typhoid Vaccine Live Oral Ty21a), the only oral vaccine licensed by the FDA for the prevention of typhoid fever; and

•	Vaxchora® (Cholera Vaccine, Live, Oral), the only FDA-licensed vaccine for the prevention of cholera; it is orally delivered.
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

•
Trobigard® is a combination drug-device audto-injector product candidate that contains atropine sulfate and obidoxime chloride. It has not been approved by the FDA or any similar health regulatory body, but is procured by certain authorized government buyers under special circumstances for potential use as a nerve agent countermeasure.

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
Highlights and Business Accomplishments for 2019

•
On September 3, 2019, we announced the contract award by the Office of the Assistant Secretary for Preparedness and Response (ASPR) in the U.S. Department of Health and Human Services (HHS) valued at approximately $2 billion over 10 years for the continued supply of ACAM2000®, (Smallpox (Vaccinia) Vaccine, Live) into the U.S. Strategic National Stockpile (SNS) in support of smallpox preparedness.

•	On June 3, 2019, we announced a contract award by ASPR valued at approximately $535 million over 10 years for the continued supply of VIGIV into the SNS in support of smallpox preparedness.

•
On May 15, 2019, we announced that BARDA informed the company that it will begin procuring AV7909 (anthrax vaccine adsorbed with CPG 7909 adjuvant) for delivery into the SNS. On July 30, 2019, BARDA exercised its first contract option valued at $261 million to procure doses to be delivered to the SNS through June of 2020.

•
Awarded a letter contract for the continued supply of BAT® [Botulism Antitoxin Heptavalent (A, B, C, D, E, F, G) - (Equine)] into the SNS in support of botulism preparedness and response activity. The maximum value of this 10-year contract is $490 million, with approximately $90 million of deliverables agreed to and the potential value for the remaining deliverable to be negotiated and agreed upon within 180 days from the time of the award.

•
On April 16, 2019, we announced results from an interim analysis of our Phase 2 clinical study evaluating the safety and immunogenicity of our chikungunya virus virus-like particle vaccine candidate, CHIKV VLP, across a series of dosing regimens. The interim analysis has shown that with a single dose administered, up to 98% of study participants produced a neutralizing antibody response against the chikungunya virus by day 7. Further, the immune response was shown to be persistent through the six-month visit, following the one-dose regimen.

•
On March 19, 2019, we announced the initiation of a Phase 3 trial to evaluate the lot consistency, immunogenicity, and safety of AV7909 (anthrax vaccine adsorbed with adjuvant) following a two-dose schedule administered intramuscularly in healthy adults. AV7909 is being developed for post-exposure prophylaxis of disease resulting from suspected or confirmed Bacillus anthracis exposure.

•
On February 28, 2019, we announced that we had signed an indefinite-delivery, indefinite-quantity contract with the U.S. Department of State to establish a long-term, reliable, and stable supply chain for medical countermeasures intended to remove or neutralize chemical warfare agents and certain related toxins from the skin. The contract is comprised of a five-year base period of performance along with five one-year option periods with a total contract value of a minimum of approximately $7 million to a maximum of $100 million over the contract’s period of performance. We will be supplying two of our current medical countermeasures addressing chemical threats.

Financial Operations Overview
Revenues
We generate revenues from the sale of our marketed products, the performance of contract development and manufacturing services, and our performance of research and development services under contracts and grants that we receive from the USG and others. The USG is the largest purchaser of our CBRNE products and primarily purchases our products for the SNS, a national repository of medical countermeasures including critical antibiotics, vaccines, chemical antidotes, antitoxins, and other critical medical supplies. The USG primarily purchases our products under long-term, firm fixed-price procurement contracts.
Our opioid overdose reversal product, NARCAN® Nasal Spray, is sold commercially through physician-directed or standing order prescriptions at retail pharmacies, as well as to state health departments, local law enforcement agencies, community-based organizations, substance abuse centers, and federal agencies.
Our travelers’ disease products, comprising Vivotif and Vaxchora, are sold to wholesalers and distributors, as well as directly to healthcare practitioners, private

EMERGENT BIOSOLUTIONS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited, amounts in millions, except share and per share amounts)

travel clinics, retail pharmacies and integrated hospital networks.
We also generate revenue from the performance of contract development and manufacturing services for third-parties. Our services include fill/finish activities as well as the production of bulk drug substances on behalf of our customers.
We have received contracts and grants funding from the USG and other non-governmental organizations to perform research and development activities related to programs addressing certain CBRNE threats and EIDs.
Our revenue, operating results and profitability have varied, and we expect that they will continue to vary on a quarterly basis.
Critical Accounting Policies and Estimates
During the nine months ended September 30, 2019, there have been no significant changes to our critical accounting policies and estimates contained in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC, except for the adoption of the new lease standard (see Note 2 and Note 6 to the accompanying condensed consolidated financial statements).

EMERGENT BIOSOLUTIONS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited, amounts in millions, except share and per share amounts)

Results of Operations

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Product sales net:
NARCAN Nasal Spray	$75.0	$—	$75.0	NM	$213.5	$—	$213.5	NM
ACAM2000	112.1	38.4	73.7	NM	164.1	116.7	47.4	41%
Anthrax vaccines	40.3	45.9	(5.6)	(12%)	79.9	143.7	(63.8)	(44%)
Other	28.8	49.0	(20.2)	(41)%	135.2	128.7	6.5	5%
Total product sales, net	256.2	133.3	122.9	92%	592.7	389.1	203.6	52%
Contract manufacturing	20.0	22.1	(2.1)	(10)%	54.6	72.0	(17.4)	(24%)
Contracts and grants	35.6	18.2	17.4	96%	98.4	50.6	47.8	94%
Total revenues	311.8	173.6	138.2	80%	745.7	511.7	234.0	46%

Operating expenses:
Cost of product sales and contract manufacturing	108.0	69.3	38.7	56%	300.7	208.8	91.9	44%
Research and development	53.4	37.0	16.4	44%	163.4	90.8	72.6	80%
Selling, general and administrative	65.0	42.1	22.9	54%	201.3	121.8	79.5	65%
Amortization of intangible assets	14.7	3.9	10.8	NM	43.9	11.7	32.2	NM
Total operating expenses	241.1	152.3	88.8	58%	709.3	433.1	276.2	64%

Income from operations	70.7	21.3	49.4	NM	36.4	78.6	(42.2)	(54%)

Other income (expense):
Interest expense	(10.3)	(0.6)	(9.7)	NM	(29.3)	(1.8)	(27.5)	NM
Other income (expense), net	(1.5)	0.8	(2.3)	NM	(1.2)	1.2	(2.4)	NM
Total other expense, net	(11.8)	0.2	(12.0)	NM	(30.5)	(0.6)	(29.9)	NM

Income before income taxes	58.9	21.5	37.4	NM	5.9	78.0	(72.1)	NM
Income tax expense (benefit)	15.7	0.6	15.1	NM	(1.7)	11.8	(13.5)	NM
Net income	$43.2	$20.9	$22.3	NM	$7.6	$66.2	$(58.6)	(89%)
NM - Not meaningful

EMERGENT BIOSOLUTIONS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited, amounts in millions, except share and per share amounts)

Total Revenues

NARCAN Nasal Spray	Other Product Sales
ACAM2000	Contract Manufacturing
Anthrax vaccines	Contracts and Grants
Product Sales, net
NARCAN Nasal Spray
NARCAN Nasal Spray was acquired in October 2018 in connection with the Company's acquisition of Adapt resulting in an increase in product sales in the current quarter and year-to-date periods.

ACAM2000
The increase in ACAM2000 sales for the three and nine months ended September 30, 2019 was primarily due to the volume and contractual per unit pricing increases of ACAM2000 delivered to the SNS as a result of the contract awarded by ASPR in September 2019. Deliveries under this contract began in September.
Anthrax Vaccines
The decrease in anthrax vaccine sales for the three and nine months ended September 30, 2019 was primarily due to the lower number of BioThrax deliveries to the SNS during the period as compared to the prior comparable period. The USG purchased fewer units of BioThrax during the three and nine months ended September 30, 2019, in anticipation of the transition to the Company's next generation anthrax vaccine, AV7909.
Deliveries of AV7909 to the USG began in September of 2019 under the base period and option period executed by the USG in July 2019. Substantially all of the anthrax vaccine product sales revenues are made to the USG under long-term procurement contracts. The fluctuations in anthrax vaccine revenues is largely related to changes in volume depending on when the USG requests delivery and how much product we have ready in inventory to ship and funding available from the USG. The USG delivery schedule varies based on funding and management of the SNS inventory.
Volume is also contingent on the availability of product based on timing of manufacturing.
Other Product Sales
The decrease in the Company's other product sales during the three months ended September 30, 2019 was primarily due to a decrease in sales of VIGIV and raxibacumab partially offset by the contribution of products associated with the PaxVax acquisition. The increase in the Company's other product sales during the nine-months ended September 30, 2019 was primarily due to the contribution of products associated with the PaxVax acquisition as well as increased sales of raxibacumab and BAT®, which were partially offset by a decrease in other sales, largely VIGIV and Trobigard, compared to the nine months ended September 30, 2018.
Contract Manufacturing
The decrease in contract manufacturing revenue for the three and nine months ended September 30, 2019 is due to contracts to design, construct and validate manufacturing capability at our Lansing, Michigan site

EMERGENT BIOSOLUTIONS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited, amounts in millions, except share and per share amounts)

and contract manufacturing activities at our Canton, Massachusetts site that were performed during the three and nine months ended September 30, 2018 for which no similar services were provided during in the current period.
Contracts and Grants
The increase in contracts and grants revenue for the three and nine months ended September 30, 2019 primarily reflects research and development activities related to clinical trial activities for AV7909. These increases were partially offset by a reduction in development funding for ACAM2000 stability testing which were performed during the three and nine months ended September 30, 2018 for which no similar services were provided in the current period.
Cost of Product Sales and Contract Manufacturing

Cost of Product Sales and Contract Manufacturing
●	Gross profit margin for product sales and contract manufacturing
Cost of product sales and contract manufacturing increased for the three and nine months ended September 30, 2019 primarily due to the acquisitions of Adapt and PaxVax, both acquired in October 2018. The increases are proportional to the increase in product sales and contract manufacturing revenues during the three and nine months ended September 30, 2019.
Research and Development Expenses (Gross and Net)

Research and Development expense
●	Research and Development expense, net of contracts and grants revenue
The increase in research and development expenses during the three and nine months ended September 30, 2019 is primarily due to the acquisitions of Adapt and PaxVax, both acquired in October 2018 as well as the timing of manufacturing development activities for our AV7909 product candidate.

EMERGENT BIOSOLUTIONS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited, amounts in millions, except share and per share amounts)

Selling, General and Administrative Expenses

Selling, General and Administrative
●	SG&A as a percentage of total revenue
Selling, general and administrative expenses increased for the three and nine months ended September 30, 2019 primarily due to $19.9 million and $61.9 million in expenses related to the operations and integration of newly acquired entities during the three and nine months ended September 30, 2019, respectively. The newly acquired entities were both acquired in October 2018. The remaining increase is due to an increase in professional services and staffing to support the Company's growth.
Amortization of intangible Assets
The increase in amortization of intangible assets from $3.9 million to $14.7 million for the three months ended September 30, 2019 compared to 2018 and from $11.7 million to $43.9 million for the nine months ended

September 30, 2019 compared to 2018, was primarily due to the acquisitions of Adapt and PaxVax.

Total Other Income (Expense), Net

Interest expense
Other income (expense)
Total other expense, net increased by $12.0 million and $29.9 million for the three and nine months ended September 30, 2019 due primarily to an increase in borrowings on our senior secured credit facilities established in October 2018 to fund our acquisitions of Adapt and PaxVax.

EMERGENT BIOSOLUTIONS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited, amounts in millions, except share and per share amounts)

Income Tax Expense (Benefit)

Income tax expense (benefit)
●	Effective tax rate
The decrease in income tax expense during the nine months ended September 30, 2019 is primarily due to a decrease in pre-tax income as compared to the corresponding period in 2018. The increase in tax expense during the three months ended September 30, 2019 is primarily due to greater pre-tax income.

EMERGENT BIOSOLUTIONS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited, amounts in millions, except share and per share amounts)

Liquidity and Capital Resources
Sources of Liquidity
We have historically financed our operating and capital expenditures through cash on hand, cash from operations, debt financing and development funding. We also obtain financing from the sale of our common stock upon exercise of stock options. We have operated profitably for each of the last five years for the period ended December 31, 2018. As of September 30, 2019, we had unrestricted cash and cash equivalents of $139.2 million. As of September 30, 2019, we believe that we have sufficient liquidity to fund our operations over the next 12 months.
Cash Flows
The following table provides information regarding our cash flows for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019	2018
Net cash provided by (used in):
Operating activities	$65.9	$207.6
Investing activities	(60.8)	(48.7)
Financing activities	22.0	2.8
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(0.1)	(0.6)
Net increase in cash, cash equivalents and restricted cash	$27.0	$161.1

EMERGENT BIOSOLUTIONS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited, amounts in millions, except share and per share amounts)

Operating Activities
Net cash provided by operating activities of $65.9 million for the nine months ended September 30, 2019 was primarily due to net income excluding non-cash items of $121.0 million offset by working capital changes of $55.1 million.
Net cash provided by operating activities of $207.6 million for the nine months ended September 30, 2018 was primarily due to net income excluding non-cash items of $136.2 million and working capital changes of $71.4 million.
Investing Activities
Net cash used in investing activities of $60.8 million for the nine months ended September 30, 2019 reflects infrastructure and equipment investments.
Net cash used in investing activities of $48.7 million for the nine months ended September 30, 2018 reflects infrastructure and equipment investments.
Financing Activities
Net cash provided by financing activities of $22.0 million for the nine months ended September 30, 2019 was primarily due to $26.6 million of net proceeds from the credit facility, primarily offset by contingent consideration payments of $3.7 million and employee share-based compensation activity.
Net cash provided by financing activities of $2.8 million for the nine months ended September 30, 2018 was primarily due to employee share-based compensation activity.
Funding Requirements
We expect to continue to fund our anticipated operating expenses, capital expenditures, debt service requirements and any future repurchase of our common stock from the following sources:

•	existing cash and cash equivalents;

•	net proceeds from the sale of products and contract manufacturing services;

•	development contracts and grants funding; and

•	our senior secured credit facilities and any other lines of credit we may establish from time to time.
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

Share Repurchase Program

In March 2018, our board of directors authorized our management to repurchase from time to time up to an aggregate of $50 million of our common stock under a board-approved share repurchase program through December 31, 2019. Any repurchased shares will be available for use in connection with our stock plans and for other corporate purposes. As of September 30, 2019, we have not made any repurchases under this program.
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

We have assessed our exposure to changes in interest rates by analyzing the sensitivity to our operating results assuming various changes in market interest rates. A hypothetical increase of one percentage point in the eurocurrency rate with consideration to outstanding debt and interest rate swap commitments as of September 30, 2019, would increase our interest expense by $4.7 million annually.

Foreign Currency Exchange Rate Risk

We have exposure to foreign currency exchange rate fluctuations worldwide and primarily with respect to the Euro, Canadian dollar, Swiss franc and British pound. We manage our foreign currency exchange rate risk primarily by incurring, to the extent practicable, operating and financing expenses in the local currency in the countries in which we operate.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, 1934 (the Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2019, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls

EMERGENT BIOSOLUTIONS INC.

and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act that occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s assessment of and conclusion on the effectiveness of disclosure controls and procedures and internal controls over financial reporting did not include the internal controls related to the operations acquired in the acquisition of PaxVax Holding Company Ltd. and Adapt Pharma Limited, which are included in our unaudited condensed consolidated financial statements for the nine months ended September 30, 2019, and which constituted $1.1 billion and $842.6 million of total assets and net assets, respectively as of September 30, 2019 and $246.0 million and $9.6 million of revenues and operating income, respectively, for the nine months ended September 30, 2019.
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
Nalox-1 Pharmaceuticals, a non-practicing entity, filed petitions with the United States Patent and Trademark Office Patent Trial and Appeal Board ("PTAB") requesting inter parties review (IPR) of five of the six patents listed in the Orange Book related to NARCAN® Nasal Spray 4mg/spray. In a series of decisions, the PTAB agreed to institute a review of the '253 Patent, the '747 Patent and the '965 Patent but denied review of the '177 Patent and the '838 Patent. Nalox-1 did not request review of the '937 Patent.
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

EMERGENT BIOSOLUTIONS INC.

to be immaterial may also materially harm our business, financial condition, operating results or cash flows. Discussion of these factors is incorporated by reference into and considered an integral part of Part I, Item 2, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations.”
GOVERNMENT CONTRACTING RISKS
We currently derive a substantial portion of our revenue from sales of BioThrax and, subject to certain regulatory actions, anticipate receiving substantial future revenues from sales of AV7909 to our largest customer, the USG. If the USG’s demand for and/or funding for procurement of BioThrax or AV7909 is substantially reduced, our business, financial condition, operating results and cash flows would be materially harmed.
We derive a substantial portion of our current and expected future revenues from sales of BioThrax, our anthrax vaccine licensed by the FDA to the USG, and, subject to certain regulatory actions, anticipate receiving substantial future revenues from sales of AV7909 to the USG, our next generation anthrax vaccine product candidate. As AV7909 is a product development candidate, there is a higher level of risk that we may encounter challenges causing delays or an inability to deliver than with BioThrax, which may have a material effect on our ability to generate and recognize revenue.
In December 2016, we signed a follow-on procurement contract with the Centers for Disease Control and Prevention (CDC) for the delivery of approximately 29.4 million doses of BioThrax for placement into the SNS over a five-year period ending in September 2021. The potential value of this contract is approximately $911 million if all procurement options are exercised.
In September 2016, we entered into a contract with HHS, through BARDA for the advanced development and procurement of AV7909. The contract, as modified in March 2017, is valued at up to approximately $1.5 billion if all procurement options are exercised.
The success of our business and our future operating results are significantly dependent on anticipated funding for the procurement of our anthrax vaccines and the terms of our BioThrax and AV7909 sales to the USG, including the price per dose, the number of doses and the timing of deliveries. We have no certainty that funding will be made available for the procurement of these vaccines. If priorities for the SNS change, funding to procure future doses of BioThrax or AV7909 may be limited or not available, BARDA may never complete the anticipated full transition to stockpiling AV7909 in support of anthrax preparedness, and our future business, financial condition, operating results and cash flows could be materially harmed.
Although a pre-EUA submission package related to AV7909 has been submitted to the FDA, we may not receive EUA and eventual FDA licensure may not be approved by the FDA in a timely manner or at all. Delays in our ability to achieve a favorable outcome from the FDA could prevent us from realizing the full potential value of our BARDA contract for the advanced development and procurement of AV7909.
In collaboration with us, the CDC filed with the FDA a pre-EUA submission package related to AV7909, which enables FDA review of data in anticipation of a request for an EUA. This submission triggered BARDA to exercise its first contract option (valued at $261M) in July 2019 to procure 10M doses of AV7909 for inclusion into the SNS in support of anthrax preparedness.
Notwithstanding, the FDA may decide that our data are insufficient and require additional pre-clinical, clinical or other studies. If we are unsuccessful in obtaining EUA and, ultimately, FDA licensure in a timely manner or at all, we may not be able to realize the full potential value of the contract, which could have a material adverse effect on our future business, financial condition, operating results and cash flows.
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

EMERGENT BIOSOLUTIONS INC.

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
The majority of our revenue is substantially dependent upon product procurement contracts with the USG and foreign governments for our PHT products. Upon the expiration of a procurement contract, we may not be able to negotiate a follow-on procurement contract for the particular product for a similar product volume, period of performance, pricing or other terms, or at all. The inability to secure a similar or increased procurement contract could materially affect our revenues and our business, financial condition, operating results and cash flows could be harmed. For example, the BARDA procurement contract for raxibacumab that we acquired in our acquisition of raxibacumab from Human Genome Sciences, Inc. and GlaxoSmithKline LLC (collectively referred to as GSK) will expire in November 2019. Our CDC procurement contract for BioThrax expires in 2021. We intend to negotiate follow-on procurement contracts for each of our PHT products upon the expiration of a related procurement contract, including our procurement contract for raxibacumab, but there can be no assurance that we will be successful obtaining any follow-on contracts. Even if we are successful in negotiating a follow-on procurement contract, it may be for a lower product volume, over a shorter period of performance or be on less favorable pricing or other terms. An inability to secure follow-on procurement contracts for our products could materially and adversely affect our revenues, and our business, financial condition, operating results and cash flows could be harmed.
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
There are a number of laws and regulations that pertain to government contracts and compliance with those laws and regulations require significant time and

EMERGENT BIOSOLUTIONS INC.

cost, which could have a material adverse effect on our business, financial condition, operating results and cash flows.

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

EMERGENT BIOSOLUTIONS INC.

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
However, many of our MCM product candidates, for example, may take advantage of a different regulatory approval pathway under the FDA’s “Animal Rule.” The Animal Rule provides a regulatory pathway for drug and biologic products targeting indications for which human efficacy studies are not feasible or would be unethical. Instead, efficacy must be demonstrated, in part, by utilizing animal models rather than testing in humans. We cannot guarantee that the FDA will permit us to proceed with licensure of any of our PHT MCM candidates under the Animal Rule. Even if we are able to proceed pursuant to the Animal Rule, the FDA may decide that our data are insufficient to support approval and require additional preclinical, clinical or other studies, refuse to approve our products, or place restrictions on our ability to commercialize those products. Furthermore, products approved under the Animal Rule are subject to certain additional post-marketing requirements. For example, to the extent feasible and ethical, manufacturers of products approved pursuant to the Animal Rule must conduct post-marketing studies, such as field studies, to verify and describe the product candidate's clinical benefit and to assess its safety when used as indicated. We cannot guarantee that we will be able to meet this regulatory requirement even if one or more

EMERGENT BIOSOLUTIONS INC.

of our product candidates are approved under the Animal Rule.
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
Unapproved and investigational products are also subject to FDA's laws and regulations governing advertising and promotion, which prohibit the promotion of both unapproved products and unapproved uses of approved products.  There is some risk that the FDA could conclude that our discussions with third parties related to unapproved products or unapproved uses of approved products constitute the promotion of an unapproved product or product use in violation of FDA laws and regulations.  There is also a risk that a regulatory authority in another country could take a similar position under that country's laws and regulations and conclude that we have violated the laws and regulations related to product development, approval, or promotion in that country.  Therefore, there is a risk that we could be subject to enforcement actions if found to be in violation of such laws or regulations.
Even if we or our collaborators obtain marketing approvals for our product candidates, the terms of approvals and ongoing regulation of our products may limit how we manufacture and market our products, which could materially impair our ability to generate revenue.
Once marketing approval has been granted, an approved product and its manufacturer and marketer are subject to ongoing review and extensive regulation. We and our collaborators must therefore comply with requirements concerning advertising and promotion for any of our product candidates for which we obtain marketing approval. Promotional communications with respect to FDA-regulated products are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved labeling. Thus, we will not be able to promote any products we develop for indications or uses for which they are not approved.
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

EMERGENT BIOSOLUTIONS INC.

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
In the United States and foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the health care system that could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any product candidates for which we obtain marketing approval. We expect that current laws, as well as other health care reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we, or any collaborators, may receive for any approved products.
In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively, the ACA). Among the provisions of the ACA of potential importance to our business and our product candidates are the following:

•	an annual, non-deductible fee on any entity that manufactures or imports specified branded prescription products and biologic agents;

•	an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program;

•	a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for products that are inhaled, infused, instilled, implanted or injected;

•	expansion of health care fraud and abuse laws, including the civil False Claims Act and the federal Anti-Kickback Statute, new

EMERGENT BIOSOLUTIONS INC.

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

These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2024 unless additional Congressional action is taken. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other health care funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.
Since enactment of the ACA, there have been numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017, which was signed by the President on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective on January 1, 2019. In addition, Congress will likely consider other legislation to replace elements of the ACA, during the next Congressional session. It is possible that such initiatives, if enacted into law, could ultimately result in fewer individuals having health insurance coverage or in individuals having insurance coverage with less generous benefits. We will continue to evaluate the effect that the ACA and its possible repeal and replacement could have on our business.
The Trump Administration has also taken executive actions to challenge or delay implementation of the ACA. Since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. One Executive Order directs federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, health care providers, health insurers, or manufacturers of pharmaceuticals or medical devices. The second Executive Order terminates the cost-sharing subsidies that reimburse insurers under the ACA. In addition, the CMS has proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. On November 30, 2018, CMS announced a proposed rule that would amend the Medicare Advantage and Medicare Part D prescription

EMERGENT BIOSOLUTIONS INC.

drug benefit regulations to reduce out of pocket costs for plan enrollees and allow Medicare plans to negotiate lower rates for certain drugs. Among other things, the proposed rule changes would allow Medicare Advantage plans to use pre authorization (PA) and step therapy (ST) for six protected classes of drugs, with certain exceptions, permit plans to implement PA and ST in Medicare Part B drugs; and change the definition of “negotiated prices,” while providing a definition of “price concession” in the regulations. It is unclear whether these proposed changes will be accepted, and if so, what effect such changes will have on our business. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.
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
At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. We expect that additional state and federal health care reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for health care products and services, which could result in reduced demand for our product candidates or additional pricing pressures.
If we fail to comply with foreign, federal, state and local health care laws, including fraud and abuse and health information privacy and security laws, and antitrust laws, we could face substantial penalties and our business, results of operations, financial condition and prospects could be adversely affected.
In the United States, certain of our products are reimbursed under federal and state health care programs such as Medicaid, Medicare, TriCare, and or state pharmaceutical assistance programs. Many foreign countries have similar laws. Federal and state laws designed to prevent fraud and abuse under these

EMERGENT BIOSOLUTIONS INC.

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

•
the federal Anti-Kickback Statute makes it illegal for any person or entity, including a prescription drug manufacturer (or a party acting on its behalf) to knowingly and willfully solicit, receive, offer or pay remuneration, directly or indirectly, overtly or covertly, to induce, or in return for, either the referral of an individual, or the purchase, lease, prescribing or recommendation of an item, good, facility or service reimbursable by a federally funded health care program, such as the Medicare or Medicaid program. The term “remuneration” has been interpreted broadly and may constrain our marketing practices, educational programs, pricing policies and relationships with health care providers or other entities, among other activities;

•
the federal False Claims Act imposes criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for, among other things, knowingly presenting, or causing to be presented, false or fraudulent claims for payment by a federal health care program or making a false statement or record material to payment of a false claim or avoiding, decreasing or concealing an obligation to pay money to the federal government, with potential liability including mandatory treble damages and significant per-claim penalties, currently set at $10,781 to $21,563 per false claim;

•	the U.S. federal Health Insurance Portability

and Accountability Act of 1996 (HIPAA), which imposes criminal and civil liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any health care benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any health care benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statement, in connection with the delivery of, or payment for, health care benefits, items or services. Similar to the U.S. federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health (HITECH), and their respective implementing regulations mandates, among other things, the adoption of uniform standards for the electronic exchange of information in common health care transactions, as well as standards relating to the privacy, security and transmission of individually identifiable health information, which require the adoption of administrative, physical and technical safeguards to protect such information. Among other things, HITECH makes HIPAA's security standards directly applicable to “business associates,” or independent contractors or agents of covered entities that create, receive or obtain protected health information in connection with providing a service for or on behalf of a covered entity;

•
the Physician Payments Sunshine Act and its implementing regulations, which requires certain manufacturers of drugs, biologics, medical devices and medical supplies for which payment is available under Medicare, Medicaid or the Centers for Medicare & Medicaid Services (CMS), certain payments and transfers of value made to physicians and teaching hospitals, and ownership or investment interests held by physicians and their immediate family members. Beginning in 2022, applicable manufacturers will also be required to report information regarding payments and transfers of value provided to physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, and certified nurse-midwives; and

EMERGENT BIOSOLUTIONS INC.

•
state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws, which may apply to items or services reimbursed by any third-party payor, including commercial insurers; state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts; state, local and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, obtain pharmaceutical agent licensure, and/or otherwise restrict payments that may be made to health care providers and entities; and state, local and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to health care providers or entities, or marketing expenditures.

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
If our operations are found to be in violation of any of the laws described above or any governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, individual imprisonment, integrity obligations, exclusion from funded health care programs and the curtailment or restructuring of our operations. Any such penalties could adversely affect our financial results. We are developing and implementing a corporate compliance program designed to ensure that we will market and sell any future products that we successfully develop from our product candidates in compliance with all applicable laws and regulations, but we cannot guarantee that this program will protect us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions.
Efforts to ensure that our business arrangements with third parties will comply with applicable health care laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other health care laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, individual imprisonment, integrity obligations, exclusion from government funded health care programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations. If any of the physicians or other health care providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusion from government funded health care programs.
We are committed to conducting the sales and marketing of our applicable products and all our activities in compliance with the health care fraud and abuse and antitrust laws, but certain applicable laws may impose liability even in the absence of specific intent to defraud. Furthermore, should there be ambiguity, a governmental authority may take a position contrary to a position we have taken, or should an employee violate these laws without our knowledge, a governmental authority may impose civil and/or criminal sanctions.
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

EMERGENT BIOSOLUTIONS INC.

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

EMERGENT BIOSOLUTIONS INC.

sanctions or fines, which could have a material adverse effect on our business, financial condition and results of operations.
To be eligible to have our products paid for with federal funds under the Medicaid and Medicare Part B programs as well as to be purchased by certain federal agencies and certain federal grantees, we also must participate in the DVA FSS pricing program. To participate, we are required to enter into an FSS contract with the DVA, under which we must make our innovator “covered drugs” available to the “Big Four” federal agencies-the DVA, the DoD, the Public Health Service (including the Indian Health Service), and the Coast Guard-at pricing that is capped pursuant to a statutory federal ceiling price (FCP), formula set forth in Section 603 of the Veterans Health Care Act of 1992 (VHCA). The FCP is based on a weighted average wholesale price known as the Non-Federal Average Manufacturer Price (Non-FAMP), which manufacturers are required to report on a quarterly and annual basis to the DVA. Pursuant to the VHCA, knowing provision of false information in connection with a Non-FAMP filing can subject us to significant penalties for each item of false information. If we overcharge the government in connection with our FSS contract or Section 703 Agreement, whether due to a misstated FCP or otherwise, we are required to disclose the error and refund the difference to the government. The failure to make necessary disclosures and/or to identify contract overcharges can result in allegations against us under the False Claims Act and other laws and regulations. Unexpected refunds to the government, and responding to a government investigation or enforcement action, can be expensive and time-consuming, and could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
Even after regulatory approval is received, if we fail to comply with regulatory requirements, or if we experience unanticipated problems with our approved products, they could be subject to restrictions, penalties or withdrawal from the market.
Any vaccine, therapeutic product or medical device for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data, labeling, advertising and promotional activities for such product, will be subject to continual requirements of and review by the FDA and other regulatory bodies. Our approved products are subject to these requirements and ongoing review. These requirements include submissions of safety and other post-marketing information and reports, plasma donor testing, registration requirements, cGMP, requirements relating to potency and stability, quality control, quality assurance, restrictions on advertising and promotion, import and export restrictions and recordkeeping requirements. In addition, various state laws require that companies that manufacture and/or distribute drug products within the state obtain and maintain a manufacturer or distributor license, as appropriate. Because of the breadth of these laws, it is possible that some of our business activities could be subject to challenge under one or more of such laws.
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

EMERGENT BIOSOLUTIONS INC.

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
We intend to sell certain of our products, outside the United States and received market authorization under the mutual recognition procedure to sell BioThrax, in France, Italy, the Netherlands, Poland, and the U.K. To market our products in foreign jurisdictions under normal circumstances, we may need to obtain separate regulatory approvals and comply with numerous and varying requirements or use alternative “emergency use” or other exemptions from general approval and import requirements. Approval by the FDA in the United States or the mutual recognition procedure in the European member states does not ensure approval by all foreign regulatory authorities. The approval procedures in foreign jurisdictions can vary widely and can involve additional clinical trials and data review beyond that required by the FDA or under the mutual recognition procedure. We and our collaborators may not be able to obtain foreign regulatory approvals on a timely basis, if at all, and we may be unable to successfully commercialize our products internationally if no alternate procurement pathway is identified for authorized government customers in a particular jurisdiction. We have limited experience in preparing, filing and prosecuting the applications necessary to gain foreign regulatory approvals and expect to rely on third-party contract research organizations and consultants to assist us in this process..
Additionally, on June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, commonly referred to as Brexit. On March 29, 2017, the United Kingdom formally notified the European Union of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. Since a significant proportion of the regulatory framework in the United Kingdom is derived from European Union directives and regulations, Brexit could materially impact the regulatory regime with respect to the approval of our products or product candidates in the United Kingdom or the European Union. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing product candidates in the United Kingdom and/or the European Union and could restrict our ability to generate revenue and achieve and sustain profitability. There is also a risk that a regulatory authority in another country could conclude that we have violated the rules and regulations related to product development, approval, or promotion in that country.  Therefore, there is a risk that we could be subject to an enforcement action if found to be in violation of such laws or regulations.
Laws and regulations governing international operations may preclude us from developing, manufacturing and selling certain products outside of the United States and require us to develop and implement costly compliance programs.
As we continue to expand our commercialization activities outside of the United States, we are subject to an increased risk of, and must dedicate additional resources towards avoiding, inadvertently conducting activities in a manner that violates the U.S. Foreign Corrupt Practices Act (FCPA), the U.K. Bribery Act, Canada's Corruption of Foreign Public Officials Act, and other similar foreign laws, which prohibit corporations and individuals from paying, offering to pay, or authorizing the payment of anything of value to any foreign government official, government staff member, political party, or political candidate in an attempt to obtain or retain business or to otherwise influence a person working in an official capacity. The FCPA also obligates companies whose securities are listed in the United States to comply with certain accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations. Compliance with the FCPA is expensive and difficult, particularly in countries in which corruption is a recognized problem. In addition, the FCPA presents particular challenges in the pharmaceutical industry, because, in many countries, hospitals are operated by the government, and doctors and other hospital employees are considered foreign officials. Certain payments to hospitals in connection with clinical trials and other work have been deemed to be improper payments to government officials and have led to FCPA enforcement actions.

EMERGENT BIOSOLUTIONS INC.

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
MANUFACTURING RISKS
Disruption at, damage to or destruction of our manufacturing facilities could impede our ability to manufacture BioThrax, AV7909, ACAM2000, NARCAN Nasal Spray or our other products, as well as deliver our contract development and manufacturing services, which would harm our business, financial condition, operating results and cash flows.
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

EMERGENT BIOSOLUTIONS INC.

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
Our operations involve the use of hazardous materials, including chemicals, bacteria and viruses, and may produce dangerous waste products. Accordingly, we, along with the third parties that conduct clinical trials and manufacture our products and product candidates on our behalf, are subject to federal, state, local and foreign laws and regulations that govern the use, manufacture, distribution, storage, handling, exposure, disposal and recordkeeping with respect to these materials. Under the Federal Select Agent Program, pursuant to the Public Health Security and Bioterrorism Preparedness and Response Act, we are required to register with and be inspected by the CDC and the Animal and Plant Health Inspection Service if we have in our possession, or if we use or transfer, select biological agents or toxins that could pose a threat to public health and safety, to animal or plant health or to animal or plant products. This legislation requires stringent safeguards and security measures for these select agents and toxins, including controlled access and the screening of entities and personnel and establishes a comprehensive national database of registered entities. We are also subject to a variety of environmental and occupational health and safety laws. Compliance with current or future laws and regulations can require significant costs and we could be subject to substantial fines and penalties in the event of noncompliance. In addition, the risk of contamination or injury from these materials cannot be completely eliminated. In such event, we could be held liable for substantial civil damages or costs associated with the cleanup of hazardous materials. From time to time, we have been involved in remediation activities and may be so involved in the future. Any related cost or liability might not be fully covered by insurance, could exceed our resources and could have a material adverse effect on our business, financial condition, operating results and cash flows. In addition to complying with environmental and occupational health and safety laws, we must comply with special regulations relating to biosafety administered by the CDC, HHS, U.S. Department of

EMERGENT BIOSOLUTIONS INC.

Agriculture and the DoD, as well as regulatory authorities in Canada.
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
We depend on certain single-source suppliers for key materials and services necessary for the manufacture of BioThrax and our other products and product candidates. For example, we rely on a single-source supplier to provide us with Alhydrogel in sufficient quantities to meet our needs to manufacture BioThrax and AV7909, and currently rely on a single-source supplier to manufacture raxibacumab. We also rely on single-source suppliers for the sponge applicator device and the active ingredient used to make RSDL as well as the specialty plasma in our hyperimmune specialty plasma products, toxins to manufacture BAT and certain ingredients for ACAM2000. A disruption in the availability of such materials or services from these suppliers or in the quality of the material provided by such suppliers could require us to qualify and validate alternative suppliers. If we are unable to locate or establish alternative suppliers, our ability to manufacture our products and product candidates could be adversely affected and could harm our revenues, cause us to fail to satisfy contractual commitments, lead to a termination of one or more of our contracts or lead to delays in our clinical trials, any of which could be costly to us and otherwise materially harm our business, financial condition, operating results and cash flows.
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

EMERGENT BIOSOLUTIONS INC.

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

EMERGENT BIOSOLUTIONS INC.

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

EMERGENT BIOSOLUTIONS INC.

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

EMERGENT BIOSOLUTIONS INC.

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

EMERGENT BIOSOLUTIONS INC.

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
Changes to the U.S. patent system under the Leahy-Smith America Invents Act (the America Invents Act), affected the way patent applications are filed, prosecuted and litigated. For example, the America Invents Act enacted proceedings involving post-issuance patent review procedures, such as inter partes review (IPR) post-grant review (PGR) and covered business methods review (CBM). These proceedings are conducted before the Patent Trial and Appeal Board (the PTAB) of the U.S. Patent and Trademark Office. Each proceeding has different eligibility criteria and different patentability challenges that can be raised. In this regard, the IPR process permits any person (except a party who has been litigating the patent for more than a year) to challenge the validity of some patents on the grounds that it was anticipated or made obvious by prior art. As a result, non-practicing entities associated with hedge funds, pharmaceutical companies who may be our competitors and others have challenged certain valuable pharmaceutical U.S. patents based on prior art through the IPR process. A decision in such a proceeding adverse to our interests could result in the loss of valuable patent rights which would have a material adverse effect on our business, financial condition, results of operations and growth prospects. The America Invents Act and any other potential future changes to the U.S. patent system could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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
Our collaborators and licensors may not adequately protect our intellectual property rights. These third parties may have the first right to maintain or defend intellectual property rights in which we have an interest and, although we may have the right to assume the maintenance and defense of such intellectual property rights if these third parties do not do so, our ability to maintain and defend such

EMERGENT BIOSOLUTIONS INC.

intellectual property rights may be compromised by the acts or omissions of these third parties. For example, we license from Opiant Pharmaceuticals, Inc. formulations of naloxone, for use in our NARCAN® Nasal Spray.

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

EMERGENT BIOSOLUTIONS INC.

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
Further, the 2010 Patient Protection and Affordable Care Act, which was signed into law on March 23, 2010, included a subtitle called the Biologics Price Competition and Innovation Act of 2009 (BPCIA). That Act established a regulatory scheme authorizing the FDA to approve biosimilars and interchangeable biosimilars. As of January 1, 2018, the FDA has approved nine biosimilar products for use in the United States. No interchangeable biosimilars, have been approved. The FDA has issued several guidance documents outlining an approach to review and approval of biosimilars. Additional guidance is expected to be finalized by FDA in the near term.
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

EMERGENT BIOSOLUTIONS INC.

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
In connection with the acquisition of Adapt, we entered into an amendment and restatement of our 2017 credit agreement to provide for new five-year syndicated senior secured credit facilities that replaced our existing facility. The senior secured credit facilities include a $450 million Term Loan and the ability to borrow up to a $600 million revolver, of which we had outstanding borrowings of $439 million and

$383 million, respectively, as of September 30, 2019. We may also seek additional debt financing to support our ongoing activities or to provide additional financial flexibility. Debt financing could have significant adverse consequences for our business, including:

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
Our hedging program is subject to counterparty default risk.
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

EMERGENT BIOSOLUTIONS INC.

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

EMERGENT BIOSOLUTIONS INC.

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

EMERGENT BIOSOLUTIONS INC.

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
Mr. El-Hibri has the ability to significantly influence the election of the members of our Board of Directors due to his substantial beneficial ownership of our common stock. As of October 25, 2019, Mr. El-Hibri was the beneficial owner of approximately 11% of our outstanding common stock. As a result, Mr. El-Hibri could exercise substantial influence over all corporate actions requiring board or stockholder approval, including a change of control, or any amendment of our certificate of incorporation or by-laws. The control by Mr. El-Hibri may prevent other stockholders from influencing significant corporate decisions. In addition, Mr. El-Hibri's significant beneficial ownership of our shares could present the potential for a conflict of interest.
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

EMERGENT BIOSOLUTIONS INC.

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
Our Board of Directors may implement a stockholder rights plan without stockholder approval. We previously implemented a stockholder rights plan, which expired on November 14, 2016. Under our prior stockholder rights plan, we issued to each of our stockholders one preferred stock purchase right for each outstanding share of our common stock. Each right, when exercisable, would have entitled its holder to purchase from us a unit consisting of one one-

thousandth of a share of series A junior participating preferred stock at a purchase price of $150 in cash, subject to adjustments. Our stockholder rights plan was intended to protect stockholders in the event of an unfair or coercive offer to acquire us and to provide our Board of Directors with adequate time to evaluate unsolicited offers.
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
Our stock price has been, and is likely to continue to be, volatile. The market price of our common stock could fluctuate significantly for many reasons, including in response to the risks described in this “Risk Factors” section, or for reasons unrelated to our operations, such as reports by industry analysts, investor perceptions or negative announcements by our customers, competitors or suppliers regarding their own performance, as well as industry conditions and general financial, economic and political instability. From November 15, 2006, when our common stock first began trading on the New York Stock Exchange, through October 25, 2019, our common stock has traded as high as $73.89 per share and as low as $4.20 per share. The stock market in general as well as the market for biopharmaceutical companies in particular has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price of our common stock may be influenced by many factors, including, among others:

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

EMERGENT BIOSOLUTIONS INC.

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
Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales or the perception in the market that the holders of a large number of shares intend to sell shares could reduce the market price of our common stock. Moreover, holders of an aggregate of approximately 6 million shares of our common stock outstanding as of September 30, 2019, have the right to require us to register these shares of common stock under specified circumstances.

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
10.1#†
Modification #3, effective July 30, 2019, to the Award/Contract, effective September 30, 2016, from the BioMedical Advanced Research and Development Authority to Emergent Product Development Gaithersburg Inc.

10.2#†
Notice of Award Letter, dated August 30, 2019, from the Department of Health and Human Services to Emergent Product Development Gaithersburg, Inc. awarding Contract 75A50119C00052 (Requisition: OS245611) for Acquiring Doses of ACAM2000.

31.1 #	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).
31.2 #	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).
32.1 #	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 #	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101. INS	XBRL Instance Document the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Calculation Linksbase Document.
101.DEF	Inline XBRL Taxonomy Definition Linksbase Document.
101.LAB	Inline XBRL Taxonomy Label Linksbase Document.
101.PRE	Inline XBRL Taxonomy Presentation Linksbase Document.
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language):

(i)	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2019 and 2018;

(ii)	Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2019 and 2018;

(iii)	Condensed Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018;

(iv)	Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2019 and 2018; and

(v)	Condensed Consolidated Statement of Changes in Stockholders' Equity for the nine months ended September 30, 2019 and 2018; and

(vi)	Notes to Condensed Consolidated Financial Statements.

#	Filed herewith.
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

EMERGENT BIOSOLUTIONS INC.

By: /s/ROBERT G. KRAMER, SR. Robert G. Kramer, Sr. President and Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2019

By: /s/RICHARD S. LINDAHL Richard S. Lindahl Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Date: November 6, 2019