Form 10-Q
period 2020-03-31
Emergent BioSolutions Inc.
filed 2020-05-01
CIK 1367644

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	March 31, 2020

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 24, 2020, the registrant had 52,427,756 shares of common stock outstanding.

Emergent BioSolutions Inc.

EMERGENT BIOSOLUTIONS INC.

PART I. FINANCIAL INFORMATION
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q and the documents we incorporate by reference include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, including statements regarding the future earnings and performance of Emergent BioSolutions Inc. or any of our businesses, our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management and the expected impact of the COVID-19 pandemic, are forward-looking statements. We generally identify forward-looking statements by using words like "will," "believes," "expects," "anticipates," "intends," "plans," "forecasts," "estimates" and similar expressions in conjunction with, among other things, discussions of financial performance or financial condition, growth strategy, product sales, manufacturing capabilities, product development, regulatory approvals or expenditures. These forward-looking statements are based on our current intentions, beliefs and expectations regarding future events. We cannot guarantee that any forward-looking statement will be accurate. You should realize that if underlying assumptions prove inaccurate or unknown risks or uncertainties materialize, actual results could differ materially from our expectations. You are, therefore, cautioned not to place undue reliance on any forward-looking statement. Any forward-looking statement speaks only as of the date on which such statement is made, and, except as required by law, we do not undertake to update any forward-looking statement to reflect new information, events or circumstances.
There are a number of important factors that could cause our actual results to differ materially from those indicated by such forward-looking statements, including, among others:

▪
the impact of global economic conditions and public health crises and epidemics, such as the novel strain of coronavirus (SARS-CoV-2) causing COVID-19 disease, on our markets, operations and employees as well as those of our customers and suppliers;

▪	the availability of U.S. government (USG) funding for procurement of our products;

▪	our ability to perform under our contracts with the USG including the timing of and specifications relating to deliveries;

▪
the continued exercise of discretion by the Biomedical Advanced Research and Development Authority (BARDA) to procure additional doses of AV7909 (anthrax vaccine adsorbed with adjuvant) prior to approval by the U.S. Food and Drug Administration (FDA);

▪	the exercise of all options under our recently executed contract for the procurement of ACAM2000® (Smallpox (Vaccinia) Vaccine, Live);

▪	our ability to secure licensure of AV7909 from the FDA within the anticipated timeframe, if at all;

▪	our ability to secure follow-on procurement contracts for our public health threat (PHT) products that are under procurement contracts that have expired or will be expiring;

▪	our ability and the ability of our collaborators to enforce patents related to NARCAN Nasal Spray against potential generic entrants;

▪	our ability to identify and acquire companies, businesses, products or product candidates that satisfy our selection criteria;

▪	our ability and the ability of our contractors and suppliers to maintain compliance with current good manufacturing practices and other regulatory obligations;

▪	our ability to comply with the operating and financial covenants required by our Senior Secured Credit Facilities;

▪	our ability to obtain and maintain regulatory approvals for our product candidates and the timing of any such approvals;

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

EMERGENT BIOSOLUTIONS INC.

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

ITEM 1. FINANCIAL STATEMENTS
Emergent BioSolutions Inc.
Condensed Consolidated Balance Sheets
(unaudited, in millions, except per share amounts)

	March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$181.5	$167.8
Restricted cash	0.2	0.2
Accounts receivable, net	162.5	270.7
Inventories	248.1	222.5
Income tax receivable, net	10.2	4.6
Prepaid expenses and other current assets	24.1	20.4
Total current assets	626.6	686.2

Property, plant and equipment, net	549.2	542.3
Intangible assets, net	708.1	712.9
In-process research and development	29.0	29.0
Goodwill	266.4	266.6
Deferred tax assets, net	17.6	13.4
Other assets	81.8	76.9
Total assets	$2,278.7	$2,327.3

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$84.2	$94.8
Accrued expenses	41.5	39.5
Accrued compensation	47.5	62.4
Debt, current portion	26.3	12.9
Other current liabilities	7.6	6.7
Total current liabilities	207.1	216.3

Contingent consideration, net of current portion	26.1	26.0
Debt, net of current portion	762.9	798.4
Deferred tax liability	63.9	63.9
Contract liabilities, net of current portion	85.0	85.6
Other liabilities	58.9	48.6
Total liabilities	$1,203.9	$1,238.8

Stockholders' equity:
Preferred stock, $0.001 par value; 15.0 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value; 200.0 shares authorized, 53.5 and 53.0 shares issued; 52.3 and 51.7 shares outstanding, respectively	0.1	0.1
Treasury stock, at cost, 1.2 common shares	(39.6)	(39.6)
Additional paid-in capital	726.2	716.1
Accumulated other comprehensive loss, net	(21.2)	(9.9)
Retained earnings	409.3	421.8
Total stockholders' equity	1,074.8	1,088.5
Total liabilities and stockholders' equity	$2,278.7	$2,327.3
See accompanying notes.

Emergent BioSolutions Inc.
Condensed Consolidated Statements of Operations
(unaudited, in millions, except per share amounts)

	Three Months Ended March 31,
	2020	2019
Revenues:
Product sales, net	$148.2	$153.0
Contract development and manufacturing services	21.7	15.9
Contracts and grants	22.6	21.7
Total revenues	192.5	190.6

Operating expenses:
Cost of product sales and contract development and manufacturing services	76.9	91.8
Research and development	42.7	46.1
Selling, general and administrative	69.7	65.4
Amortization of intangible assets	14.8	14.5
Total operating expenses	204.1	217.8

Loss from operations	(11.6)	(27.2)

Other (expense) income:
Interest expense	(8.6)	(9.6)
Other expense, net	(1.1)	(1.0)
Total other expense, net	(9.7)	(10.6)

Loss before provision for income taxes	(21.3)	(37.8)
Income tax benefit	8.8	11.8
Net loss	$(12.5)	$(26.0)

Net loss per common share
Basic	$(0.24)	$(0.51)
Diluted	$(0.24)	$(0.51)
Shares used in computing loss per share
Basic	52.0	51.2
Diluted	52.0	51.2
See accompanying notes.

Emergent BioSolutions Inc.
Condensed Consolidated Statements of Comprehensive Income
(unaudited, in millions)

	Three Months Ended March 31,
	2020	2019
Net loss	$(12.5)	$(26.0)
Other comprehensive (loss) income, net of tax:
Foreign currency translation	(0.1)	1.2
Unrealized losses on hedging activities, net of tax	(11.2)	—
Unrealized losses on pension benefit obligation, net of tax	—	(0.2)
Total other comprehensive (loss) income, net of tax	(11.3)	1.0
Comprehensive loss	$(23.8)	$(25.0)

During the three months ended March 31, 2020, there were tax benefits related to unrealized losses on hedging activities of $2.8 million and tax losses related to foreign currency translations that were de minimus. During the three months ended March 31, 2019, the tax effects of the amounts presented were de minimus.

See accompanying notes.

Emergent BioSolutions Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited, in millions)

	Three Months Ended March 31,
	2020	2019
Cash flows provided by operating activities:
Net loss	$(12.5)	$(26.0)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation expense	6.6	6.8
Depreciation and amortization	28.2	26.6
Amortization of deferred financing costs	0.7	0.7
Deferred income taxes	(4.2)	(11.4)
Change in fair value of contingent consideration, net	0.6	1.7
Other	—	(0.1)
Changes in operating assets and liabilities:
Accounts receivable	108.2	141.6
Inventories	(25.6)	(5.2)
Prepaid expenses and other assets	(15.3)	(16.6)
Accounts payable	(15.6)	4.2
Accrued expenses	1.1	1.7
Accrued compensation	(14.9)	(21.3)
Contract liabilities	0.5	2.1
Net cash provided by operating activities:	57.8	104.8
Cash flows used in investing activities:
Purchases of property, plant and equipment and other	(24.2)	(21.4)
Net cash used in investing activities:	(24.2)	(21.4)
Cash flows used in financing activities:
Proceeds from revolving credit facility	—	30.0
Principal payments on revolving credit facility	(20.0)	(80.0)
Principal payments on term loan facility	(2.8)	(2.8)
Proceeds from issuance of common stock upon exercise of stock options	9.1	0.9
Taxes paid on behalf of employees for equity activity	(5.6)	(6.0)
Contingent consideration payments	(0.7)	(0.5)
Net cash used in financing activities:	(20.0)	(58.4)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	0.1	—
Net increase in cash, cash equivalents and restricted cash	13.7	25.0
Cash, cash equivalents and restricted cash at beginning of period	168.0	112.4
Cash, cash equivalents and restricted cash at end of period	$181.7	$137.4
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$7.4	$8.9
Cash paid during the period for income taxes	$3.6	$5.0
Supplemental information on non-cash investing and financing activities:
Purchases of property, plant and equipment unpaid at period end	$7.3	$7.1
Reconciliation of cash and cash equivalent and restricted cash at March 31, 2020 and December 31, 2019:
Cash and cash equivalents	$181.5	$167.8
Restricted cash	$0.2	0.2
Total	$181.7	$168.0

See accompanying notes.

Emergent BioSolutions Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity
(unaudited, in millions)

	$0.001 Par Value Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
	Shares	Amount		Shares	Amount

Balance at December 31, 2019	53.0	$0.1	$716.1	(1.2)	$(39.6)	$(9.9)	$421.8	$1,088.5
Employee equity plans activity	0.5	—	10.1	—	—	—	—	10.1
Net income	—	—	—	—	—	—	(12.5)	(12.5)
Other comprehensive income	—	—	—	—	—	(11.3)	—	(11.3)
Balance at March 31, 2020	53.5	$0.1	$726.2	(1.2)	$(39.6)	$(21.2)	$409.3	$1,074.8

Balance at December 31, 2018	52.4	$0.1	$688.6	(1.2)	$(39.6)	$(5.5)	$367.3	$1,010.9
Employee equity plans activity	0.2	—	1.6	—	—	—	—	1.6
Net income	—	—	—	—	—	—	(26.0)	(26.0)
Other comprehensive loss	—	—	—	—	—	1.0	—	1.0
Balance at March 31, 2019	52.6	$0.1	$690.2	(1.2)	$(39.6)	$(4.5)	$341.3	$987.5

See accompanying notes.

EMERGENT BIOSOLUTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in millions, except share and per share amounts)

1.    Business
Organization and business
Emergent BioSolutions Inc. (the "Company" or "Emergent") is a global life sciences company focused on providing civilian and military populations a portfolio of innovative preparedness and response products and solutions that address accidental, deliberate and naturally occurring public health threats ("PHTs," each a “PHT”).
The Company is focused on the following six distinct PHT categories: Chemical, Biological, Radiological, Nuclear and Explosives ("CBRNE"); emerging infectious diseases ("EID"); travel health; emerging health crises; acute/emergency care, and contract development and manufacturing ("CDMO"). The Company has a product portfolio of ten products and product candidates (vaccines, therapeutics, and drug-device combination products) that contribute a substantial portion of our revenue. The Company also has two product candidates that are procured under special circumstances by certain government agencies, although they are not approved by the FDA or any health agency. The U.S. government (the "USG') is the Company's largest customer and provides the Company with substantial funding for the development of a number of its product candidates.
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
Devices

▪
NARCAN® (naloxone HCl) Nasal Spray, the first needle-free formulation of naloxone approved by the FDA and Health Canada, for the emergency treatment of known or suspected opioid overdose as manifested by respiratory and/or central nervous system depression; and

▪
RSDL® (Reactive Skin Decontamination Lotion Kit), the only medical device cleared by the FDA to remove or neutralize the following chemical warfare agents from the skin: tabun, sarin, soman, cyclohexyl sarin, VR, VX, mustard gas and T-2 toxin;

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
Product Candidates

▪
AV7909® (Anthrax Vaccine Absorbed with Adjuvant), is a product candidate being developed as a next generation anthrax vaccine for post-exposure prophylaxis of disease resulting from suspected or confirmed Bacillus anthracis exposure. The USG has started procuring AV7909 for the Strategic National Stockpile (SNS) prior to its approval by the FDA and has been reducing its purchases of BioThrax as a result; and

▪
Trobigard® is a combination drug-device auto-injector product candidate that contains atropine sulfate and obidoxime chloride. It has not been approved by the FDA or any similar health regulatory body, but it is procured

EMERGENT BIOSOLUTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in millions, except share and per share amounts)

by certain authorized government buyers under special circumstances for potential use as a nerve agent countermeasure.
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
The Company operates as one operating segment.

2.    Basis of Presentation and Principles of Consolidation
Basis of presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Emergent and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements included herein have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X issued by the SEC. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC.
All adjustments contained in the accompanying unaudited condensed consolidated financial statements are of a normal recurring nature and are necessary to present fairly the financial position of the Company as of March 31, 2020. Interim results are not necessarily indicative of results that may be expected for any other interim period or for an entire year.
Significant accounting policies
During the three months ended March 31, 2020, there have been no significant changes to the Company's summary of significant accounting policies contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC.
Fair value measurements
Separate disclosure is required for assets and liabilities measured at fair value on a recurring basis from those measured at fair value on a non-recurring basis. The Company has cash held in money market accounts (level 1), contingent purchase consideration (level 3) and interest rate swaps arrangements (level 2) that are measured at fair value on a recurring basis (Note 7 and Note 8). As of March 31, 2020 and December 31, 2019, the Company held cash in money market accounts of $90.7 million and $52.2 million, respectively. The Company also records the assets and liabilities of acquisitions at fair value. On a non-recurring basis, the Company measures its IPR&D assets (level 3) using fair value measurements. As of March 31, 2020 and December 31, 2019, the Company had no other significant assets or liabilities that were measured at fair value.

EMERGENT BIOSOLUTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in millions, except share and per share amounts)

Recently issued accounting standards
Recently Adopted
ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13")
In June 2016, the FASB issued ASU 2016-13. ASU 2016-13 provides guidance on measurement of credit losses on financial instruments that changes the impairment model for most financial assets and certain other instruments, including trade and other receivables, held-to-maturity debt securities and loans, and that requires entities to use a new, forward-looking “expected loss” model that is expected to generally result in the earlier recognition of allowances for losses. The guidance became effective for annual periods beginning after December 15, 2019, including interim periods within those years. The Company adopted the standard as of January 1, 2020 and has evaluated the effects of this standard and determined that the adoption did not have a material impact on the Company's consolidated financial statements.
ASU 2018-13, Fair Value Measurement - Disclosure Framework (Topic 820) ("ASU 2018-13")
In August 2018, the FASB issued ASU 2018-13. ASU 2018-13 improves the disclosure requirements on fair value measurements. The updated guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for any removed or modified disclosures. The Company adopted the standard as of January 1, 2020 which has resulted in expanded disclosures around the Company's recurring level 3 fair value measurements. The disclosures are included in note 7 of the condensed consolidated financial statements.
ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract ("ASU 2018-15")
In August 2018, the FASB issued ASU 2018-15. ASU 2018-15 clarifies the accounting for implementation costs in cloud computing arrangements. ASU 2018-15 is effective for all entities for fiscal years beginning after December 15, 2019. The Company adopted the standard as of January 1, 2020 and has evaluated the effects of this standard and determined that the adoption did not have a material impact on the Company's consolidated financial statements.
ASU 2017-4, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-4")
In January 2017, the FASB issued ASU 2017-4. ASU 2017-4 simplifies the subsequent measurement of goodwill and eliminates Step 2 from the goodwill impairment test. ASU 2017-4 is effective for annual and interim goodwill tests beginning after December 15, 2019. The Company's measurement period is September 30. The Company adopted the standard as of January 1, 2020 and has evaluated the effects of this standard and determined that the adoption will not have a material impact on the Company's consolidation financial statements.
Not Yet Adopted
ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting
In March 2020, the FASB issued Topic 848. Topic 848 provides relief for impacted areas as it relates to impending reference rate reform. ASC 848 contains optional expedients and exceptions for applying US GAAP to debt arrangements, contracts, hedging relationships, and other areas or transactions that are impacted by reference rate reform. This guidance is effective for upon issuance for all entities and elections of certain optional expedients are required to apply the provisions of the guidance. The Company continues to assess all potential impacts of the standard and will disclose the nature and reason for any elections that the Company makes.
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
3.    Inventories
The components of inventory are as follows:

	March 31, 2020	December 31, 2019
Raw materials and supplies	$77.7	$70.5
Work-in-process	114.2	89.7
Finished goods	56.2	62.3
Total inventories	$248.1	$222.5

4.    Property, plant and equipment
Property, plant and equipment consisted of the following:

	March 31, 2020	December 31, 2019
Land and improvements	$46.6	$46.5
Buildings, building improvements and leasehold improvements	242.3	234.8
Furniture and equipment	340.0	334.2
Software	55.6	55.7
Construction-in-progress	86.5	81.5
Property, plant and equipment, gross	771.0	752.7
Accumulated depreciation	(221.8)	(210.4)
Total property, plant and equipment, net	$549.2	$542.3

5.    Leases
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
The components of lease expense were as follows:

EMERGENT BIOSOLUTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in millions, except share and per share amounts)

	Three months ended March 31,
	2020	2019
Operating lease cost:
Amortization of right-of-use assets	$1.1	$0.6
Interest on lease liabilities	0.3	0.1
Total operating lease cost	$1.4	$0.7

Supplemental balance sheet information related to leases was as follows:

(In millions, except lease term and discount rate)	Balance Sheet location	March 31, 2020	December 31, 2019
Operating lease right-of-use assets	Other assets	$25.6	$24.7

Operating lease liabilities, current portion	Other current liabilities	4.2	3.6
Operating lease liabilities	Other liabilities	22.7	22.1
Total operating lease liabilities		$26.9	$25.7

Operating leases:
Weighted average remaining lease term (years)		7.7	8.0
Weighted average discount rate		4.2%	4.2%

6.    Intangible assets
The Company's intangible assets consist of products acquired via business combinations or asset acquisitions. The following tables summarize the Company's intangible assets for the periods ended March 31, 2020 and December 31, 2019:

		March 31, 2020
(in millions)	Estimated Life	Cost	Additions	Accumulated Amortization	Net
Products	9-22 years	$788.0	$10.0	$96.0	$702.0
Customer relationships	8 years	28.6	—	23.8	4.8
Contract development and manufacturing	8 years	5.5	—	4.2	1.3
Total intangible assets		$822.1	$10.0	$124.0	$708.1

		December 31, 2019
(in millions)	Estimated Life	Cost	Accumulated Amortization	Net
Products	9-22 years	$788.0	$82.2	$705.8
Customer relationships	8 years	28.6	23.0	$5.6
Contract development and manufacturing	8 years	5.5	4.0	$1.5
Total intangible assets		$822.1	$109.2	$712.9

During the three months ended March 31, 2020, the Company achieved a sales milestone that resulted in a $10.0 million obligation related to the Company's asset acquisition of raxibacumab in October 2017. The achievement of the milestone resulted in an increase to intangible assets with a corresponding increase in accounts payable. As of March 31, 2020 there are no remaining contractual obligations for sales milestones related to the raxibacumab acquisition.

During the three months ended March 31, 2020 and 2019, the Company recorded amortization expense for intangible assets of $14.8 million and $14.5 million, respectively. As of March 31, 2020, the weighted average amortization period remaining for intangible assets was 13.3 years.

EMERGENT BIOSOLUTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in millions, except share and per share amounts)

In-process research and development (IPR&D) assets are considered to be indefinite-lived until the completion or abandonment of the associated research and development efforts. There were no changes to the Company's IPR&D assets during the three months ended March 31, 2020.
Goodwill was $266.4 million and $266.6 million for the periods ended March 31, 2020 and December 31, 2019, respectively. The change in the balance during the period was due to foreign currency translation adjustments.
7.    Contingent consideration
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

The following table is a reconciliation of the beginning and ending balance of contingent considerations and is based on level 3 significant unobservable inputs.

Balance at December 31, 2019	$29.2
Change in fair value	0.6
Settlements	(0.7)
Balance at March 31, 2020	$29.1

The recurring Level 3 fair value measurements the Company's contingent consideration liability include the following significant unobservable inputs:

Contingent Consideration Liability	Fair Value as of March 31, 2020	Valuation Technique	Unobservable Input	Range	Weighted Average
Revenue milestone and royalty based	$29.1 million	Discounted cash flow	Discount rate	2.5% - 8.6%	4.3%
			Probability of payment	10.0% - 40.0%	20.9%
			Projected year of payment	2020 - 2028	2022

8.    Derivative instruments and hedging activities
Risk management objective of using derivatives
The Company is exposed to certain risk arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its assets and liabilities and the use of derivative financial instruments. Specifically, the Company has entered into interest rate swaps to manage exposures that arise from the Company's senior secured credit agreement's payments of variable interest rate debt.
Accounting policy for derivative instruments and hedging activities
The Company entered into interest rate swaps in June 2019. The Company's interest rate swaps qualify for hedge accounting as cash flow hedges. All derivatives are recorded on the balance sheet at fair value. Hedge accounting provides for the matching of the timing of gain or loss recognition on these interest rate swaps with the recognition of the changes in interest expense on the Company's variable rate debt. For derivatives designated as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest

EMERGENT BIOSOLUTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in millions, except share and per share amounts)

expense as interest payments are made on the Company’s variable-rate debt. The cash flows from the designated interest rate swaps are classified as a component of operating cash flows, similar to interest expense. If current fair values of designated interest rate swaps remained static over the next twelve months, the Company would reclassify $5.0 million of net deferred losses from accumulated other comprehensive loss to the statement of operations over the next twelve month period. All outstanding cash flow hedges mature in October 2023.
As of March 31, 2020, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

	Number of Instruments	Notional
Interest rate swaps	7	$350.0

The table below presents the fair value of the Company’s derivative financial instruments designated as hedges as well as their classification on the balance sheet.

Asset Derivatives					Liability Derivatives
	March 31, 2020		December 31, 2019		March 31, 2020		December 31, 2019
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest Rate Swaps	Other Current Assets	$—	Other Current Assets	$—	Other Current Liabilities	$4.8	Other Current Liabilities	$—
	Other Assets	$—	Other Assets	$—	Other Liabilities	$11.2	Other Liabilities	$2.0

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
The table below presents the effect of cash flow hedge accounting on accumulated other comprehensive income.

Hedging derivatives	Cumulative Amount of Gain/(Loss) Recognized in OCI on Derivative		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income
	March 31,			Three months ended March 31,
	2020	2019		2020	2019
Interest Rate Swaps	$(16.0)	$—	Interest expense	$—	$—

EMERGENT BIOSOLUTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in millions, except share and per share amounts)

9.    Debt
The components of debt are as follows:

	March 31, 2020	December 31, 2019
Senior secured credit agreement - Term loan due 2023	$433.1	$435.9
Senior secured credit agreement - Revolver loan due 2023	353.0	373.0
2.875% Convertible Senior Notes due 2021	10.6	10.6
Other	3.0	3.0
Total debt	799.7	822.5
Current portion of long-term debt, net of debt issuance costs	(26.3)	(12.9)
Unamortized debt issuance costs	(10.5)	(11.2)
Non-current portion of debt	$762.9	$798.4

Senior secured credit agreement

In October 2018, the Company entered into a senior secured credit agreement with multiple lending institutions (the "Credit Agreement"). The terms of the credit agreement include (i) a revolving credit facility (the "Revolving Credit Facility") of $600 million with a maturity date of October 13, 2023, and (ii) a term loan with a principal amount of $450 million (the "Term Loan Facility," and together with the Revolving Credit Facility, the "Senior Secured Credit Facilities"). The Company may request incremental term loan facilities or increases in the Revolving Credit Facility (each an "Incremental Loan") as long as requirements relating to net leverage ratio will be maintained on a pro forma basis.

Borrowings under the Revolving Credit Facility and the Term Loan Facility will bear interest at a rate per annum equal to (a) a eurocurrency rate plus a margin ranging from 1.25% to 2.00% per annum, depending on the Company's consolidated net leverage ratio or (b) a base rate (which is the highest of the prime rate, the federal funds rate plus 0.50%, and a eurocurrency rate for an interest period of one month plus 1% plus a margin ranging from 0.25% to 1.00%, depending on the Company's consolidated net leverage ratio. The Company is required to make quarterly payments under the Credit Agreement for accrued and unpaid interest on the outstanding principal balance, based on the above interest rates. In addition, the Company is required to pay commitment fees ranging from 0.15% to 0.30% per annum, depending on the Company's consolidated net leverage ratio, in respect of the average daily unused commitments under the Revolving Credit Facility. The Company is to repay the outstanding principal amount of the Term Loan Facility in quarterly installments based on an annual percentage equal to 2.5% of the original principal amount of the Term Loan Facility during each of the first two years of the Term Loan Facility, 5% of the original principal amount of the Term Loan Facility during the third year of the Term Loan Facility and 7.5% of the original principal amount of the Term Loan Facility during each year of the remainder of the term of the Term Loan Facility until the maturity date of the Term Loan Facility, at which time the entire unpaid principal balance of the Term Loan Facility will be due and payable. The Company has the right to prepay the Term Loan Facility without premium or penalty. The Revolving Credit Facility and the Term Loan Facility mature (unless earlier terminated) on October 13, 2023.

The Credit Agreement also requires mandatory prepayments of the Term Loan Facility in the event the Company or its Subsidiaries (a) incur indebtedness not otherwise permitted under the Credit Agreement or (b) receive cash proceeds in excess of $100 million during the term of the Credit Agreement from certain dispositions of property or from casualty events involving their property, subject to certain reinvestment rights.

The financial covenants under the Credit Agreement currently require the quarterly presentation of a minimum consolidated 12-month rolling debt service coverage ratio of 2.50 to 1.00, and a maximum consolidated net leverage ratio of 3.75 to 1.00 for the quarterly filing periods from October 1, 2019 through September 29, 2020 and 3.50 to 1.0, thereafter, which may be adjusted to 4.00 to 1.00 for a four quarter period in connection with a material permitted acquisition. Negative covenants in the Credit Agreement, among other things, limit the ability of the Company to incur indebtedness and liens, dispose of assets, make investments, enter into certain merger or consolidation transactions and make restricted payments. As of the date of these financial statements, the Company is in compliance with all affirmative and negative covenants.

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

10.    Revenue recognition
The Company operates as one operating segment. Therefore, results of its operations are reported on a consolidated basis for purposes of segment reporting, consistent with internal management reporting. The Company's revenues disaggregated by the major sources were as follows:

	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
	U.S. Government	Non-U.S. Government	Total	U.S. Government	Non-U.S. Government	Total
Product sales, net	$63.9	$84.3	$148.2	$73.3	$79.7	$153.0
Contract development and manufacturing services	—	21.7	21.7	—	15.9	15.9
Contracts and grants	22.0	0.6	22.6	20.4	1.3	21.7
Total revenues	$85.9	$106.6	$192.5	$93.7	$96.9	$190.6
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

December 31, 2019	$88.9
Deferral of revenue	6.4
Revenue recognized	(5.9)
March 31, 2020	$89.4

Transaction price allocated to remaining performance obligations
As of March 31, 2020, the Company expects future revenues of approximately $555.9 million associated with performance obligations that have not been satisfied. The Company expects to recognize a majority of these revenues within the next 24 months, with the remainder recognized thereafter. However, the amount and timing of revenue recognition for unsatisfied performance obligations can materially change due to timing of funding appropriations from the USG and the overall success of the Company's development activities associated with its PHT product candidates that are then receiving development funding support from the USG under development contracts. In addition, the amount of future revenues associated with unsatisfied performance obligations excludes the value associated with unexercised option periods in the Company's contracts.
Contract assets
The Company considers unbilled accounts receivables and deferred costs associated with revenue generating contracts, which are not included in inventory or property, plant and equipment, as contract assets. As of March 31, 2020 and December 31, 2019, the Company had contract assets associated with deferred costs of $36.3 million and $34.0 million, respectively, which is reflected as a component of prepaid expenses and other current assets on the Company's consolidated balance sheets.

EMERGENT BIOSOLUTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in millions, except share and per share amounts)

Accounts receivable
Accounts receivable, including unbilled accounts receivable contract assets, consist of the following:

	March 31, 2020	December 31, 2019
Billed, net	$119.4	$227.3
Unbilled	43.1	43.4
Total, net	$162.5	$270.7

As of March 31, 2020 and December 31, 2019, allowances for doubtful accounts were $0.8 million and de minimis, respectively.
11.    Income taxes
On March 27, 2020, the President of the United States signed into law the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The Company is currently assessing the impact of the CARES Act, but we do not expect there to be a material impact to our consolidated financial statements.
The estimated effective annual tax rate for the Company, which excludes discrete adjustments, was 26% and 27% for the three months ended March 31, 2020 and 2019. For the three months ended March 31, 2020 and 2019, the Company recorded a discrete tax benefit of $3.2 million and $1.8 million, respectively, primarily due to activity associated with equity awards.
12.    Net loss per share
The following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended March 31,
	2020	2019
Numerator:
Net loss	$(12.5)	$(26.0)

Denominator:
Weighted-average number of shares—basic	52.0	51.2
Dilutive securities—equity awards	—	—
Weighted-average number of shares—diluted	52.0	51.2

Net loss per share - basic	$(0.24)	$(0.51)
Net loss per share - diluted	$(0.24)	$(0.51)

Basic earnings (loss) per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is computed using the treasury method by dividing net loss by the weighted average number of shares of common stock outstanding during the period, adjusted for the potential dilutive effect of other securities if such securities were converted or exercised and are not anti-dilutive. For the three months ended March 31, 2020 and 2019, approximately 0.7 million and 3.1 million stock options are not considered in the diluted net loss per share calculation because the exercise price of these options is greater than the average per share closing price during the three month period and their effect would be anti-dilutive.

EMERGENT BIOSOLUTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in millions, except share and per share amounts)

13.    Share-based compensation
During the three months ended March 31, 2020, the Company granted stock options to purchase 0.4 million shares of common stock and 0.5 million restricted and performance stock units under the Emergent BioSolutions Inc. Stock Incentive Plan. The stock option and restricted stock unit grants vest over three equal annual installments beginning on the day prior to the anniversary of the grant date. The performance stock units settle in stock at the end of the three-year performance period based on the Company's results compared to the performance criteria.
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
On October 25, 2018, Emergent BioSolutions’ Adapt Pharma subsidiaries and Opiant, (collectively, the "Plaintiffs"), filed a complaint for patent infringement of the ‘253, ‘747, ‘177, ‘965, and the ‘838 Patents against Perrigo in the United States District Court for the District of New Jersey arising from Perrigo’s ANDA filing with the FDA. Plaintiffs filed a second complaint against Perrigo on December 7, 2018, for the infringement of the ‘937 Patent. On February 12, 2020, Adapt Pharma and Perrigo entered into a settlement agreement to resolve the ongoing litigation. Under the terms of the settlement, Perrigo has received a non-exclusive license under Adapt Pharma's patents to make, have made and market its generic naloxone hydrochloride nasal spray under its own ANDA. Perrigo’s license will be effective as of January 5, 2033 or earlier under certain circumstances including circumstances related to the outcome of the current litigation against Teva (as defined below) or litigation against future ANDA filers. The Perrigo settlement agreement is subject to review by the U.S. Department of Justice and the Federal Trade Commission, and entry of an order dismissing the litigation by the U.S. District Court for the District of New Jersey.
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
ANDA Litigation - Teva 4mg
On or about September 13, 2016, Adapt Pharma Inc. and Adapt Pharma Operations Limited and Opiant received notice from Teva that Teva had filed an ANDA with the FDA seeking regulatory approval to market a generic version of NARCAN® (naloxone hydrochloride) Nasal Spray 4 mg/spray before the expiration of U.S. Patent No. 9,211,253 (the "'253 Patent"). Adapt Pharma Inc. and Adapt Pharma Operations Limited and Opiant received additional notices from Teva relating to the '747, the '177, the '965, the '838, and the ‘937 Patents. Teva's notice letters assert that the commercial manufacture, use or sale of its generic drug product described in its ANDA will not infringe the '253, the '747, the '177, the '965, the '838, or the ‘937 Patent, or that the '253, the '747, the '177, the '965, the '838, and the ‘937 Patents are invalid or unenforceable. Adapt Pharma Inc. and Adapt Pharma Operations Limited and Opiant filed a complaint for patent infringement against Teva in the United States District Court for the District of New Jersey with respect to the '253 Patent. Adapt Pharma Inc. and Adapt Pharma Operations Limited and Opiant also filed complaints for patent infringement against Teva in the United States District Court for the District of New Jersey with respect to the '747, the '177, the '965, and the '838 Patents. All five proceedings have been consolidated. As of the date of this filing, Adapt Pharma Inc., Adapt Pharma Operations Limited, and Opiant, have not filed a complaint related to the ‘937 Patent. Closing arguments took place on February 26, 2020.

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

EMERGENT BIOSOLUTIONS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited, amounts in millions, except share and per share amounts)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes and other financial information included elsewhere in this quarterly report on Form 10-Q and our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2019. Some of the information contained in this discussion and analysis or set forth elsewhere in this quarterly report on Form 10-Q, includes information with respect to our plans and strategy for our business and financing, as well as forward-looking statements that involve risks and uncertainties. You should carefully review the "Special Note Regarding Forward-Looking Statements" and "Risk Factors" sections of this quarterly report on Form 10-Q for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
Business Overview
We are a global life sciences company focused on providing to civilian and military populations a portfolio of innovative preparedness and response products and solutions that address accidental, deliberate and naturally occurring PHTs.
We are currently focused on the following six distinct PHT categories: CBRNE; EID; travel health; emerging health crises; acute/emergency care; and CDMO. We have a product portfolio of ten products (vaccines, therapeutics, and drug-device combination products) that contribute a substantial portion of our revenue. We also have two product candidates that are procured under special circumstances by certain government agencies, although they are not approved by the FDA or any other health agency. Additionally, we have a development pipeline consisting of a diversified mix of both pre-clinical and clinical stage product candidates (vaccines, therapeutics, devices and combination products). Finally, we have a fully-integrated portfolio of contract development and manufacturing services. We continue to pursue acquiring and developing products and solutions that provide an opportunity to serve both government and commercial (non-government) customers globally. The majority of revenue comes from the following products and product candidates:
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

•
BAT® (Botulism Antitoxin Heptavalent (A,B,C,D,E,F,G)-(Equine)), the only heptavalent antibody therapeutic licensed by the FDA, as well as the governing bodies in Canada, Singapore and Ukraine for the treatment of botulism; and

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
Highlights and Business Accomplishments for 2020

•
On January 13, 2020, received agreement from the European Medicines Agency (EMA) and the U.S. Food and Drug Administration (FDA) on the company’s proposed development plan to use Serum Neutralizing Antibodies (SNA) as surrogate endpoint to predict likely clinical benefit of CHIKV VLP, the company’s chikungunya virus virus-like particle (VLP) vaccine candidate, in a Phase 3 safety and immunogenicity study anticipated in late 2020.

•	On January 31, 2020, received positive opinion and subsequent approval from EMA of Vaxchora® (Cholera Vaccine, Live, Oral), the company’s cholera vaccine, making it the only single-dose oral vaccine indicated for active immunization against disease caused by Vibrio cholerae serogroup 01 in adults and children from 6 years of age across all 27 member states of the European Union and the European Economic Area countries.

•	On March 10, 2020, signed a development and manufacturing agreement with Novavax, Inc. for an experimental vaccine candidate for COVID-19.

•
On March 11, 2020, initiated development of two investigational plasma-derived therapies. COVID-Human Immune Globulin (COVID-HIG) is being developed as a human plasma-derived therapy candidate for potential treatment of COVID-19 in severe hospitalized and high-risk patients, and COVID-Equine Immune Globulin (COVID-EIG) is being developed as an equine plasma-derived therapy candidate for potential treatment of severe disease in humans.

•	On March 18, 2020, signed a development and manufacturing agreement with Vaxart, Inc. to produce its experimental oral vaccine candidate for COVID-19.

•	On March 31, 2020, signed an agreement with Novavax, Inc. to manufacture NanoFluTM, its seasonal influenza vaccine candidate.

•
On April 2, 2020, announced HHS funding valued at $14.5 million to support the development of COVID-Human Immune Globulin (COVID-HIG), which will be included in one of the studies of the National Institute of Allergy and Infectious Diseases (NIAID), part of the National Institutes of Health, evaluating potential treatments for COVID-19.

•	On April 23, 2002, announced an agreement, valued at $135 million, to be U.S. manufacturing partner of Johnson & Johnson for its lead vaccine candidate for COVID-19.
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
Critical Accounting Policies and Estimates
During the three months ended March 31, 2020, there have been no significant changes to our critical accounting policies and estimates contained in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC, (see Note 2 to the accompanying condensed consolidated financial statements).

EMERGENT BIOSOLUTIONS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited, amounts in millions, except share and per share amounts)

Results of Operations

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
Product sales net:
NARCAN Nasal Spray	$72.2	$65.5	$6.7	10%
ACAM2000	—	45.6	(45.6)	(100%)
Anthrax vaccines	51.9	11.7	40.2	NM
Other	24.1	30.2	(6.1)	(20)%
Total product sales, net	148.2	153.0	(4.8)	(3)%
Contract development and manufacturing services	21.7	15.9	5.8	36%
Contracts and grants	22.6	21.7	0.9	4%
Total revenues	192.5	190.6	1.9	1%

Operating expenses:
Cost of product sales and contract development and manufacturing services	76.9	91.8	(14.9)	(16%)
Research and development	42.7	46.1	(3.4)	(7%)
Selling, general and administrative	69.7	65.4	4.3	7%
Amortization of intangible assets	14.8	14.5	0.3	2%
Total operating expenses	204.1	217.8	(13.7)	(6%)

Loss from operations	(11.6)	(27.2)	15.6	(57%)

Other (expense) income:
Interest expense	(8.6)	(9.6)	1.0	(10%)
Other expense, net	(1.1)	(1.0)	(0.1)	—%
Total other expense, net	(9.7)	(10.6)	0.9	(8%)

Loss before provision for income taxes	(21.3)	(37.8)	16.5	(44%)
Income tax benefit	8.8	11.8	(3.0)	(25%)
Net loss	$(12.5)	$(26.0)	$13.5	(52%)
NM - Not meaningful

EMERGENT BIOSOLUTIONS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited, amounts in millions, except share and per share amounts)

Total Revenues

NARCAN Nasal Spray	Other product sales
ACAM2000	Contracts development and manufacturing services
Anthrax vaccines	Contracts and Grants
Product Sales, net
NARCAN Nasal Spray
The increase in NARCAN Nasal Spray sales for the three months ended March 31, 2020 was primarily due to an increase in sales to the U.S. public interest markets slightly offset by a decrease in sales to the U.S. commercial markets.
ACAM2000
The decrease in ACAM2000 sales for the three months ended March 31, 2020 was due to timing of deliveries to the SNS between the two periods. ACAM2000 product sales are made under a long-term procurement contract. The fluctuations in ACAM2000 revenue are dictated by the timing of orders from the USG.

Anthrax Vaccines
The increase in anthrax vaccine sales for the three months ended March 31, 2020 was primarily due to the transition of SNS deliveries from BioThrax to a consistent cadence of deliveries of AV7909. There were limited sales of BioThrax during the three months ended March 31, 2019 in anticipation of the USG's transition from BioThrax to AV7909. Deliveries of AV7909 began in September of 2019.
Other Product Sales
The decrease in the Company's other product sales during the three months ended March 31, 2020 was primarily due to a decline in sales of raxibacumab, Vaxchora and Vivotif offset by an increase in sales of BAT.
Contract Manufacturing
The increase in contract manufacturing revenue for the three months ended March 31, 2020 is largely due to increased volumes at our Camden and Winnipeg facilities partially offset by decreases at our Bayview facility.
Contracts and Grants
Contracts and grants revenue for the three months ended March 31, 2020 was consistent with the three months ended March 31, 2019.
Cost of Product Sales and Contract Development and Manufacturing Services

Cost of Product Sales and Contract Manufacturing
●	Gross profit margin for product sales and contract manufacturing
Cost of product sales and contract development and manufacturing services decreased for the three months ended March 31, 2020 primarily due to decreases in

EMERGENT BIOSOLUTIONS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited, amounts in millions, except share and per share amounts)

sales of ACAM2000 and raxibacumab which have lower gross margins.
Research and Development Expenses (Gross and Net)

Research and Development expense
●	Research and Development expense, net of contracts and grants revenue
The decrease in research and development expenses during the three months ended March 31, 2020 is consistent with the decline of contract and grant revenue following completion of developmental activities associated with our AV7909 product candidate.

Selling, General and Administrative Expenses

Selling, General and Administrative
●	SG&A as a percentage of total revenue
Selling, general and administrative expenses increased for the three months ended March 31, 2020 primarily due to professional services and staffing costs to support the Company's growth.
Amortization of Intangible Assets
Amortization of intangible assets for the three months ended March 31, 2020 was consistent with the three months ended March 31, 2019.

EMERGENT BIOSOLUTIONS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited, amounts in millions, except share and per share amounts)

Other Expense, Net

Interest expense
Other income (expense)
Total other income (expense), net decreased by $0.9 million for the three months ended March 31, 2020 due primarily to a decrease in interest expense due to a decline in interest rates period over period.

Income Tax Benefit

Income tax benefit
●	Effective tax rate
During the three months ended March 31, 2020 and 2019, the estimated effective tax rate was 26% and 27%, respectively. The actual effective tax rate includes the effects of discrete tax benefits of $3.2 million and $1.8 million during the three months ended March 31, 2020 and 2019.

EMERGENT BIOSOLUTIONS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited, amounts in millions, except share and per share amounts)

Liquidity and Capital Resources
Sources of Liquidity
We have historically financed our operating and capital expenditures through cash on hand, cash from operations, debt financing and development funding. We also obtain financing from the sale of our common stock upon exercise of stock options. We have operated profitably for each of the last five years through the period ended December 31, 2019. As of March 31, 2020, we had unrestricted cash and cash equivalents of $181.5 million and capacity under our revolving credit facility of $244.8 million. As of March 31, 2020, we believe that we have sufficient liquidity to fund our operations over the next 12 months.
Cash Flows
The following table provides information regarding our cash flows for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Net cash provided by (used in):
Operating activities	$57.8	$104.8
Investing activities	(24.2)	(21.4)
Financing activities	(20.0)	(58.4)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	0.1	—
Net increase in cash, cash equivalents and restricted cash	$13.7	$25.0

EMERGENT BIOSOLUTIONS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited, amounts in millions, except share and per share amounts)

Operating Activities
Net cash provided by operating activities of $57.8 million for the three months ended March 31, 2020 was due to net income excluding non-cash items of $19.4 million and working capital changes of $38.4 million, made up of decreases in accounts receivable offset by various other items.
Net cash provided by operating activities of $104.8 million for the three months ended March 31, 2019 was due to net losses excluding non-cash items of $1.7 million and working capital changes of $106.5 million.
The cash flows from operating activities decreased during the three months ended March 31, 2020 largely due to a decline in cash collections on accounts receivables and an increase in spend for inventory.
Investing Activities
Net cash used in investing activities was $24.2 million and $21.4 for the three months ended March 31, 2020 and 2019, respectively. The cash used in investing activities increased during the three months ended March 31, 2020 due to an increase in infrastructure and equipment investments.
Financing Activities
Net cash used in financing activities of $20.0 million for the three months ended March 31, 2020 was primarily due to $22.8 million of principal payments on the term loan and credit facility, primarily offset by cash provided by employee share-based compensation activity of $3.5 million.
Net cash used in financing activities of $58.4 million for the three months ended March 31, 2019 was primarily due to net $52.8 million of payments on the term loan and credit facility, primarily offset by cash provided by employee share-based compensation activity of $5.1 million.
The cash flows used in financing activities decreased $38.4 million during the three months ended March 31, 2020 due to a decrease in net payments on the term loan and revolving credit facility of $30.0 million and an increase in cash provided by net employee share-based compensation activity of $8.6 million.
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
Economic conditions, including market volatility and adverse impacts on financial markets as a result of the COVID-19 pandemic, may make it more difficult to obtain financing on attractive terms, or at all. If financing is unavailable or lost, our business, operating results, financial condition and cash flows would be adversely affected, and we could be forced to delay, reduce the scope of or eliminate many of our planned activities.
Unused Credit Capacity
Available room under the revolving credit facility for the periods ended March 31, 2020 and December 31, 2019 was:

(in millions)
Total Capacity	Outstanding Letters of Credit	Outstanding Indebtedness on Revolving Credit Facility	Unused Capacity
	March 31, 2020
$600.0	2.2	353.0	$244.8
	December 31, 2019
$600.0	2.2	373.0	$224.8
Share Repurchase Program

There were no repurchases of common stock that were made through open market transactions during the three months ended March 31, 2020. The Company previously had a share repurchase program, which expired as of December 31, 2019.

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
We have assessed our exposure to changes in interest rates by analyzing the sensitivity to our operating results assuming various changes in market interest rates. A hypothetical increase of one percentage point in the eurocurrency rate as of March 31, 2020 would increase our interest expense by approximately $4.5 million annually.
Foreign Currency Exchange Rate Risk
We have exposure to foreign currency exchange rate fluctuations worldwide and primarily with respect to the Euro, Canadian dollar, Swiss franc and British pound. We manage our foreign currency exchange rate risk primarily by incurring, to the extent practicable, operating and financing expenses in the local currency in the countries in which we operate.

EMERGENT BIOSOLUTIONS INC.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2020, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
On October 25, 2018, Emergent BioSolutions’ Adapt Pharma subsidiaries and Opiant (collectively, Plaintiffs) filed a complaint for patent infringement of the ‘253, ‘747, ‘177, ‘965, and the ‘838 Patents against Perrigo in the United States District Court for the District of New Jersey arising from Perrigo’s ANDA filing with the FDA. Plaintiffs filed a second complaint against Perrigo on December 7, 2018, for the infringement of the ‘937 Patent.  On February 12, 2020, Adapt Pharma and Perrigo entered into a settlement agreement to resolve the ongoing litigation. Under the terms of the settlement, Perrigo has received a non-exclusive license under Adapt Pharma's patents to make, have made, and market its generic naloxone hydrochloride nasal spray under its own ANDA. Perrigo's license will be effective as of January 5, 2033 or earlier under certain circumstances including circumstances related to the outcome of the current litigation against Teva (as defined below) or litigation against future ANDA filers. The Perrigo settlement agreement is subject to review by the U.S. Department of Justice and the Federal Trade Commission, and entry of an order dismissing the litigation by the U.S. District Court for the District of New Jersey.
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

EMERGENT BIOSOLUTIONS INC.

ANDA Litigation - Teva 4mg
On or about September 13, 2016, Adapt Pharma Inc. and Adapt Pharma Operations Limited and Opiant received notice from Teva that Teva had filed an ANDA with the FDA seeking regulatory approval to market a generic version of NARCAN® (naloxone hydrochloride) Nasal Spray 4 mg/spray before the expiration the '253 Patent. Adapt Pharma Inc. and Adapt Pharma Operations Limited and Opiant received additional notices from Teva relating to the '747, the '177, the '965, the '838, and the ‘937 Patents. Teva's notice letters assert that the commercial manufacture, use or sale of its generic drug product described in its ANDA will not infringe the '253, the '747, the '177, the '965, the '838, or the ‘937 Patent, or that the '253, the '747, the '177, the '965, the '838, and the ‘937 Patents are invalid or unenforceable. Adapt Pharma Inc. and Adapt Pharma Operations Limited and Opiant filed a complaint for patent infringement against Teva in the United States District Court for the District of New Jersey with respect to the '253 Patent. Adapt Pharma Inc. and Adapt Pharma Operations Limited and Opiant also filed complaints for patent infringement against Teva in the United States District Court for the District of New Jersey with respect to the '747, the '177, the '965, and the '838 Patents. All five proceedings have been consolidated. As of the date of this filing, Adapt Pharma Inc., Adapt Pharma Operations Limited, and Opiant, have not filed a complaint related to the ‘937 Patent. Closing arguments took place on February 26, 2020.
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
GLOBAL PANDEMIC RISK
The COVID-19 coronavirus pandemic could adversely impact our business, results of operations and financial performance.
In December 2019, a novel strain of coronavirus, SARS-CoV-2, was reported to have surfaced. Since then, the SARS-CoV-2 virus has been determined to cause the disease COVID-19. COVID-19 has spread worldwide, including in United States, Canada and several European countries.  The World Health Organization declared the COVID-19 coronavirus outbreak as a global pandemic on March 11, 2020. The pandemic has caused various governments, including in the United States at Federal and state levels, to impose restrictions on people and businesses, such as quarantines, closures, cancellations and travel restrictions. Depending upon the severity of the COVID-19 pandemic in the United States and elsewhere where we sell our products, we may experience significant disruptions that could severely impact our business and operations, including:

•	diversion of government funding away from our primary procured products and product candidates resulting from changes in government priorities;

•
limitation of company operations, including reduced productivity resulting from remote work and prolonged office closures as well as a potential adverse impact on our manufacturing operations if a significant number of our manufacturing employees contract the disease;

•
potential delays or difficulties in receiving raw and other materials from third party suppliers to manufacture our products and product candidates as the pandemic has resulted in the extended shutdown of certain businesses which may in turn result in disruptions or delays to our supply chain;

EMERGENT BIOSOLUTIONS INC.

•	potential delays delivering products to our customers which may lead to decline in sales of our government or commercially procured products that may consequently negatively impact our revenues;

•	decline to our revenues from the sales of our vaccine products that target travelers due to the significant reduction to international travel caused by the COVID-19 pandemic;

•	potential delays or disruptions in our key clinical trials; and

•	limitations in employee resources that would otherwise be focused on our business.
The global pandemic caused by COVID-19 continues to rapidly evolve. The extent to which the COVID-19 pandemic will impact our business, results of operations and our financial condition will depend on future developments, which are highly uncertain and cannot be predicted or reasonably estimated with confidence at this time, such as the duration of the pandemic, travel restrictions and social distancing policies and requirements in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to mitigate and treat the disease.
Due to the widespread impact of the pandemic, it is possible that our consolidated financial results for future fiscal quarters and for 2020 may be negatively impacted, including as a result of increased government regulation and introduction of mitigation and prevention measures. In addition, the COVID-19 pandemic has adversely affected, and is expected to continue to adversely affect the United States and the global economy, possibly resulting in an economic downturn and recession that could impact demand for our products. Such events that are generally outside of our control could have a material adverse impact on our business, operating results and financial conditions.
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
The success of our business and our future operating results are significantly dependent on anticipated funding for the procurement of our anthrax vaccines and the terms of our BioThrax and AV7909 sales to the USG, including the price per dose, the number of doses and the timing of deliveries. We have no certainty that funding will be made available for the procurement of these vaccines. If priorities for the SNS change generally or with respect to our anthrax vaccines, funding to procure future doses of BioThrax or AV7909 may be delayed, limited or not available, BARDA may never complete the anticipated full transition to stockpiling AV7909 in support of anthrax preparedness, and our future business, financial condition, operating results and cash flows could be materially harmed.
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
In collaboration with us, the CDC filed with the FDA a pre-EUA submission package related to AV7909, which enables FDA review of data in anticipation of a request for an EUA. This submission triggered BARDA to exercise its first contract option (valued at $261 million) in July 2019 to procure 10 million doses of AV7909 for inclusion into the SNS in support of anthrax preparedness.
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

EMERGENT BIOSOLUTIONS INC.

of these contracts could cause our business, financial condition, operating results and cash flows to suffer materially.
The USG is the principal customer for our PHT-focused MCMs and is the primary source of funds for the development of most of our product candidates in our development pipeline, most notably our AV7909 product candidate. We anticipate that the USG will also be a principal customer for those MCMs that we successfully develop within our existing product development pipeline, as well as those we acquire in the future. Additionally, a significant portion of our revenue comes from USG development contracts and grants. Over its lifetime, a USG procurement or development program may be implemented through the award of many different individual contracts and subcontracts. The funding for such government programs is subject to Congressional appropriations, generally made on a fiscal year basis, even for programs designed to continue for several years. For example, sales of BioThrax to be supplied under our procurement contract with the CDC are subject to the availability of funding, mostly from annual appropriations. These appropriations can be subject to political considerations, changes in priorities due to global pandemics and stringent budgetary constraints.
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

EMERGENT BIOSOLUTIONS INC.

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

EMERGENT BIOSOLUTIONS INC.

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

EMERGENT BIOSOLUTIONS INC.

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

EMERGENT BIOSOLUTIONS INC.

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
In addition, later discovery of previously unknown adverse events or other problems with our products, manufacturing partners or manufacturing processes, or failure to comply with regulatory requirements, may yield various results, including:

EMERGENT BIOSOLUTIONS INC.

•	restrictions on such products, manufacturing partners or manufacturing processes;

•	restrictions on the labeling or marketing of a product;

•	restrictions on distribution or use of a product;

•	requirements to conduct post-marketing studies or clinical trials;

•	warning letters or untitled letters;

•	withdrawal of the products from the market;

•	refusal to approve pending applications or supplements to approved applications that we submit;

•	recall of products;

•	damage to relationships with collaborators;

•	unfavorable press coverage and damage to our reputation;

•	fines, restitution or disgorgement of profits or revenues;

•	suspension or withdrawal of marketing approvals;

•	refusal to permit the import or export of our products;

•	product seizure;

•	injunctions or the imposition of civil or criminal penalties; and

•	litigation involving patients using our products.
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

EMERGENT BIOSOLUTIONS INC.

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

EMERGENT BIOSOLUTIONS INC.

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

EMERGENT BIOSOLUTIONS INC.

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
Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available under the federal Anti-Kickback Statute, it is possible that some of our business activities could be subject to challenges under one or more of such laws. Moreover, recent health care reform legislation has strengthened these laws. For example, the ACA, among other things, amends the intent requirement of the federal Anti-Kickback Statute and criminal health care fraud statutes, so that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it. In addition, the ACA provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act.
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

EMERGENT BIOSOLUTIONS INC.

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

EMERGENT BIOSOLUTIONS INC.

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

EMERGENT BIOSOLUTIONS INC.

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

EMERGENT BIOSOLUTIONS INC.

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

EMERGENT BIOSOLUTIONS INC.

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
An interruption in our manufacturing operations could result in our inability to produce our products for delivery to satisfy the product demands of our customers in a timely manner, which would reduce our revenues and materially harm our business, financial condition, operating results and cash flows. A number of factors could cause interruptions, including:

•	equipment malfunctions or failures;

•	technology malfunctions;

•	cyber-attacks;

•	work stoppages or slowdowns;

•	protests, including by animal rights activists;

•	injunctions;

•	damage to or destruction of the facility; and

•	product contamination or tampering.
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

EMERGENT BIOSOLUTIONS INC.

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

EMERGENT BIOSOLUTIONS INC.

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
Our operations involve the use of hazardous materials, including chemicals, bacteria and viruses, and may produce dangerous waste products. Accordingly, we, along with the third parties that conduct clinical trials and manufacture our products and product candidates on our behalf, are subject to federal, state, local and foreign laws and regulations that govern the use, manufacture, distribution, storage, handling, exposure, disposal and recordkeeping with respect to these materials. Under the Federal Select Agent Program, pursuant to the Public Health Security and Bioterrorism Preparedness and Response Act, we are required to register with and be inspected by the Centers for Disease Control (CDC) and the Animal and Plant Health Inspection Service if we have in our possession, or if we use or transfer, select biological agents or toxins that could pose a threat to public health and safety, to animal or plant health or to animal or plant products. This legislation requires stringent safeguards and security measures for these select agents and toxins, including controlled access and the screening of entities and personnel and establishes a comprehensive national database of registered entities. We are also subject to a variety of environmental and occupational health and safety laws. Compliance with current or future laws and regulations can require significant costs and we could be subject to substantial fines and penalties in the event of noncompliance. In addition, the risk of contamination or injury from these materials cannot be completely eliminated. In such event, we could be held liable for substantial civil damages or costs associated with the cleanup of hazardous materials. From time to time, we have been involved in remediation activities and may be so involved in the future. Any related cost or liability might not be fully covered by insurance, could exceed our resources and could have a material adverse effect on our business, financial condition, operating results and cash flows. In addition to complying with environmental and occupational health and safety laws, we must comply with special regulations relating to biosafety administered by the CDC, HHS, U.S. Department of

Agriculture and the DoD, as well as regulatory authorities in Canada.
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

EMERGENT BIOSOLUTIONS INC.

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

EMERGENT BIOSOLUTIONS INC.

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

EMERGENT BIOSOLUTIONS INC.

adversely affect our business, financial condition, operating results and cash flows.
We expect our NARCAN® Nasal Spray marketed product to face future competition from other treatments.
Our marketed product NARCAN® Nasal Spray faces potentially substantial competition from other treatments, including injectable naloxone, auto-injectors, nasal sprays or improvised nasal spray kits. In addition, other entrants may seek approval to market generic versions of NARCAN® Nasal Spray before the underlying patents expire. For example, in 2016 Teva filed, and in 2018 Perrigo filed, Abbreviated new Drug Applications with the FDA (ANDAs) which sought regulatory approval to market generic versions of NARCAN® Nasal Spray before the expiration of certain underlying patents and in April 2019, Teva received FDA approval to market its generic version of NARCAN® Nasal Spray. Perrigo recently entered into a settlement agreement with us. However, Teva may decide to sell its approved generic product in the market, although we have sued Teva and the litigation has not yet been resolved, so any market launch could subject Teva to the risk of damages for patent infringement.
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

EMERGENT BIOSOLUTIONS INC.

•	successful registration and maintenance of relevant patent and/or other proprietary protection; and

•	acceptance of the product by potential government and other customers.
The COVID-19 product candidates we are working on may not be safe or effective and, even if they are, we may not be able to manufacture sufficient quantities to meet demand.

We are developing two product candidates for the possible prophylaxis or treatment of COVID-19 and we are also providing contract development and manufacturing services for the development and/or manufacture of three vaccine product candidates for customers. There can be no assurance that any of these product candidates will be safe or effective. There can be no assurance that any of these product candidates will receive approval or be authorized for emergency use by the FDA or any other health regulatory authority. Even if these product candidates are safe and/or effective and receive approval or authorization by a health regulatory authority, the manufacturing process for these programs are under development and will be complex. As a result, there can be no assurance that we will be able to produce any significant quantity of these products or a timely basis or at all.

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

EMERGENT BIOSOLUTIONS INC.

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

EMERGENT BIOSOLUTIONS INC.

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

EMERGENT BIOSOLUTIONS INC.

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

EMERGENT BIOSOLUTIONS INC.

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
In connection with the acquisition of Adapt, we entered into an amendment and restatement of our 2017 credit agreement to provide for new five-year syndicated Senior Secured Credit Facilities that replaced our existing facility. The Senior Secured Credit Facilities include a $450 million Term Loan and the ability to borrow up to $600 million with a revolving credit facility, of which we had outstanding borrowings of approximately $433 million and $353 million, respectively, as of March 31, 2020. We may also seek additional debt financing to support our ongoing activities or to provide additional financial flexibility. Debt financing could have significant adverse consequences for our business, including:

•	the level, timing and cost of product sales and contract development and manufacturing services;

•	the extent to which we acquire or invest in and integrate companies, businesses, products or technologies;

•	the acquisition of new facilities and capital improvements to new or existing facilities;

•	the payment obligations under our indebtedness;

•	the scope, progress, results and costs of our development activities;

•	our ability to obtain funding from collaborative partners, government entities and non-governmental organizations for our development programs;

•	the extent to which we repurchase additional common stock under any future share repurchase program; and

•	the costs of commercialization activities, including product marketing, sales and distribution.
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

EMERGENT BIOSOLUTIONS INC.

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
As we continue to expand our business activities with foreign governments in certain countries that have experienced deterioration in credit and economic conditions or otherwise, our exposure to uncollectible accounts will rise. Global economic conditions and liquidity issues in certain countries have resulted and may continue to result in delays in the collection of accounts receivable and may result in credit losses. Future governmental actions and customer specific actions may require us to re-evaluate the collectability of our accounts receivable and we may potentially incur credit losses that materially impact our operating results.
OTHER BUSINESS RISKS
We face product liability exposure, which could cause us to incur substantial liabilities and negatively affect our business, financial condition and results of operations.
We face an inherent risk of product liability exposure related to the sale of our products, any other

EMERGENT BIOSOLUTIONS INC.

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

EMERGENT BIOSOLUTIONS INC.

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
Mr. El-Hibri has the ability to significantly influence the election of the members of our Board of Directors due to his substantial beneficial ownership of our common stock. As of March 31, 2020, Mr. El-Hibri was the beneficial owner of approximately 11% of our outstanding common stock. As a result, Mr. El-Hibri could exercise substantial influence over all corporate actions requiring board or stockholder approval, including a change of control, or any amendment of our certificate of incorporation or by-laws. The control by Mr. El-Hibri may prevent other stockholders from influencing significant corporate decisions. In addition, Mr. El-Hibri's significant beneficial ownership of our shares could present the potential for a conflict of interest.
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

EMERGENT BIOSOLUTIONS INC.

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
Our stock price has been, and is likely to continue to be, volatile. The market price of our common stock could fluctuate significantly for many reasons, including in response to the risks described in this “Risk Factors” section, or for reasons unrelated to our operations, such as reports by industry analysts, investor perceptions or negative announcements by our customers, competitors or suppliers regarding their own performance, as well as industry conditions and general financial, economic and political instability. From November 15, 2006, when our common stock first began trading on the New York Stock Exchange, through April 27, 2020, our common stock has traded as high as $83.01 per share and as low as $4.17 per share. Due to fears associated with COVID-19, the stock market has recently experienced extreme volatility and the market for biopharmaceutical companies has generally experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price of our common stock may be influenced by many factors, including, among others:

•	contracts, decisions and procurement policies by the USG affecting BioThrax and our other products and product candidates;

EMERGENT BIOSOLUTIONS INC.

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
Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales or the perception in the market that the holders of a large number of shares intend to sell shares could reduce the market price of our common stock. Moreover, holders of an aggregate of approximately 6 million shares of our common stock outstanding as of March 31, 2020, have the right to require us to register these shares of common stock under specified circumstances.

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
10.1#†
Modification #No. 4, effective March 3, 2020, to the Award/Contract, effective September 30, 2016, from the BioMedical Advanced Research and Development Authority to Emergent Product Development Gaithersburg Inc. (the BARDA AV7909 Contract).

10.2#†	Modification #No. 5, effective April 10, 2020, to the BARDA AV7909 Contract.
31.1 #	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).
31.2 #	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).
32.1 #	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 #	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 #
The following financial information related to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statement of Changes in Stockholders' Equity; and (vi) the related Notes to the Condensed Consolidated Financial Statements.

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

EMERGENT BIOSOLUTIONS INC.

By: /s/ROBERT G. KRAMER, SR. Robert G. Kramer, Sr. President, Chief Executive Officer and Director (Principal Executive Officer)

Date: April 30, 2020

By: /s/RICHARD S. LINDAHL Richard S. Lindahl Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Date: April 30, 2020