Form 10-Q
period 2020-06-30
Emergent BioSolutions Inc.
filed 2020-07-31
CIK 1367644

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	June 30, 2020

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 24, 2020, the registrant had 52,924,889 shares of common stock outstanding.

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

▪	the availability of U.S. government (USG) funding for procurement of our products;

▪	our ability to perform under our contracts with the USG including the timing of and specifications relating to deliveries;

▪	our ability to provide contract development and manufacturing services for the development and/or manufacture of product candidates of our customers at required levels;

▪	our ability and the ability of our contractors and suppliers to maintain compliance with current good manufacturing practices and other regulatory obligations;

▪	our ability to obtain and maintain regulatory approvals for our product candidates and the timing of any such approvals;

▪
the continued exercise of discretion by the Biomedical Advanced Research and Development Authority (BARDA) to procure additional doses of AV7909 (anthrax vaccine adsorbed with adjuvant) prior to approval by the U.S. Food and Drug Administration (FDA);

▪	the exercise of all remaining options under our recently executed contract for the procurement of ACAM2000® (Smallpox (Vaccinia) Vaccine, Live);

▪	our ability to secure licensure of AV7909 from the FDA within the anticipated timeframe, if at all;

▪	our ability to secure follow-on procurement contracts for our public health threat (PHT) products that are under procurement contracts that have expired or will be expiring;

▪	our ability to successfully appeal the recent patent litigation decision related to NARCAN® (naloxone hydrochloride) Nasal Spray 4mg/spray;

▪	our ability and the ability of our collaborators to enforce patents related to NARCAN Nasal Spray against potential generic entrants;

▪	our ability to develop safe and effective treatments for COVID-19 and obtain FDA approval or authorization for emergency or broader patient use of such treatments;

▪	our ability to identify and acquire companies, businesses, products or product candidates that satisfy our selection criteria;

▪	our ability to comply with the operating and financial covenants required by our Senior Secured Credit Facilities;

▪
the procurement of products by USG entities under regulatory exemptions prior to approval by the FDA and corresponding procurement by government entities outside of the United States under regulatory exemptions prior to approval by the corresponding regulatory authorities in the applicable country;

▪	the impact on our revenues from declines in sales of our vaccine products that target travelers due to the reduction of international travel caused by the COVID-19 pandemic;

▪	the success of our commercialization, marketing and manufacturing capabilities and strategy; and

EMERGENT BIOSOLUTIONS INC.

▪	the accuracy of our estimates regarding future revenues, expenses, capital requirements and needs for additional financing.

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

ITEM 1. FINANCIAL STATEMENTS
Emergent BioSolutions Inc.
Condensed Consolidated Balance Sheets
(unaudited, in millions, except per share amounts)

	June 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$268.8	$167.8
Restricted cash	0.2	0.2
Accounts receivable, net	258.6	270.7
Inventories	236.2	222.5
Prepaid expenses and other current assets	32.1	25.0
Total current assets	795.9	686.2

Property, plant and equipment, net	580.1	542.3
Intangible assets, net	693.2	712.9
In-process research and development	29.0	29.0
Goodwill	266.3	266.6
Other assets	101.6	90.3
Total assets	$2,466.1	$2,327.3

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$84.8	$94.8
Accrued expenses	33.8	39.5
Accrued compensation	59.0	62.4
Debt, current portion	29.1	12.9
Contract liabilities, current portion	32.7	3.3
Contingent consideration, current portion	22.3	3.2
Other current liabilities	32.0	0.2
Total current liabilities	293.7	216.3

Contingent consideration, net of current portion	6.9	26.0
Debt, net of current portion	758.1	798.4
Deferred tax liability	63.9	63.9
Contract liabilities, net of current portion	85.3	85.6
Other liabilities	59.4	48.6
Total liabilities	1,267.3	1,238.8

Stockholders' equity:
Preferred stock, $0.001 par value; 15.0 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value; 200.0 shares authorized, 54.1 and 53.0 shares issued; 52.9 and 51.7 shares outstanding, respectively	0.1	0.1
Treasury stock, at cost, 1.2 common shares	(39.6)	(39.6)
Additional paid-in capital	758.5	716.1
Accumulated other comprehensive loss, net	(22.2)	(9.9)
Retained earnings	502.0	421.8
Total stockholders' equity	1,198.8	1,088.5
Total liabilities and stockholders' equity	$2,466.1	$2,327.3
See accompanying notes.

Emergent BioSolutions Inc.
Condensed Consolidated Statements of Operations
(unaudited, in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Product sales, net	$298.5	$183.5	$446.7	$336.5
Contract development and manufacturing services	72.6	18.7	94.3	34.6
Contracts and grants	23.6	41.0	46.2	62.8
Total revenues	394.7	243.2	587.2	433.9

Operating expenses:
Cost of product sales and contract development and manufacturing services	129.8	100.8	206.7	192.7
Research and development	47.9	63.9	90.6	110.0
Selling, general and administrative	76.0	70.8	145.7	136.4
Amortization of intangible assets	15.0	14.7	29.8	29.2
Total operating expenses	268.7	250.2	472.8	468.3

Income (loss) from operations	126.0	(7.0)	114.4	(34.4)

Other income (expense):
Interest expense	(6.4)	(9.5)	(15.0)	(19.0)
Other, net	1.1	1.4	—	0.4
Total other income (expense), net	(5.3)	(8.1)	(15.0)	(18.6)

Income (loss) before provision for income taxes	120.7	(15.1)	99.4	(53.0)
Income tax provision (benefit)	28.0	(5.6)	19.2	(17.4)
Net income (loss)	$92.7	$(9.5)	$80.2	$(35.6)

Net income (loss) per common share
Basic	$1.76	$(0.18)	$1.53	$(0.69)
Diluted	$1.73	$(0.18)	$1.51	$(0.69)

Shares used in computing income (loss) per share
Basic	52.6	51.5	52.3	51.3
Diluted	53.5	51.5	53.2	51.3
See accompanying notes.

Emergent BioSolutions Inc.
Condensed Consolidated Statements of Comprehensive Income
(unaudited, in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss)	$92.7	$(9.5)	$80.2	$(35.6)
Other comprehensive (loss) income, net of tax:
Foreign currency translation	(0.3)	0.7	(0.4)	1.7
Unrealized losses on hedging activities	(0.7)	(1.2)	(11.9)	(1.2)
Total other comprehensive (loss) income	(1.0)	(0.5)	(12.3)	0.5
Comprehensive income (loss)	$91.7	$(10.0)	$67.9	$(35.1)

During the three and six months ended June 30, 2020 there were tax benefits related to unrealized losses on hedging activities of $0.8 and $3.6 million, respectively; the tax effects of foreign currency translations were de minimus. During the three and six months ended June 30, 2019 the tax effects of other comprehensive (loss) income were de minimus.

See accompanying notes.

Emergent BioSolutions Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited, in millions)

	Six Months Ended June 30,
	2020	2019
Cash flows provided by operating activities:
Net income (loss)	$80.2	$(35.6)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation expense	31.0	14.9
Depreciation and amortization	56.8	55.1
Amortization of deferred financing costs	1.5	1.5
Deferred income taxes	(3.7)	(1.3)
Change in fair value of contingent consideration, net	1.1	5.5
Other	1.1	2.9
Changes in operating assets and liabilities:
Accounts receivable	12.1	44.6
Inventories	(13.7)	(26.1)
Prepaid expenses and other assets	(16.9)	(44.9)
Accounts payable	(14.5)	42.6
Accrued expenses	25.0	6.9
Accrued compensation	(3.4)	(13.5)
Contract liabilities	29.1	16.4
Net cash provided by operating activities:	185.7	69.0
Cash flows used in investing activities:
Purchases of property, plant and equipment and other	(59.3)	(35.5)
Milestone payment from prior asset acquisition	(10.0)	(10.0)
Net cash used in investing activities:	(69.3)	(45.5)
Cash flows (used in) provided by financing activities:
Proceeds from revolving credit facility	—	130.0
Principal payments on revolving credit facility	(20.0)	(80.0)
Principal payments on term loan facility	(5.6)	(5.6)
Proceeds from exercise of stock options	23.1	4.6
Taxes paid for share-based compensation activity	(11.7)	(6.3)
Contingent consideration payments	(1.1)	(1.0)
Net cash (used in) provided by financing activities:	(15.3)	41.7
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(0.1)	—
Net increase in cash, cash equivalents and restricted cash	101.0	65.2
Cash, cash equivalents and restricted cash at beginning of period	168.0	112.4
Cash, cash equivalents and restricted cash at end of period	$269.0	$177.6
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$11.6	$18.3
Cash paid during the period for income taxes	$12.2	$13.4
Supplemental information on non-cash investing and financing activities:
Purchases of property, plant and equipment unpaid at period end	$16.8	$11.4
Reconciliation of cash and cash equivalent and restricted cash at June 30, 2020 and December 31, 2019:
Cash and cash equivalents	$268.8	$167.8
Restricted cash	$0.2	0.2
Total	$269.0	$168.0

See accompanying notes.

Emergent BioSolutions Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity
(unaudited, in millions)

	$0.001 Par Value Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
	Shares	Amount		Shares	Amount

Balance at December 31, 2019	53.0	$0.1	$716.1	(1.2)	$(39.6)	$(9.9)	$421.8	$1,088.5
Employee equity plans activity	1.1	—	42.4	—	—	—	—	42.4
Net income (loss)	—	—	—	—	—	—	80.2	80.2
Other comprehensive income	—	—	—	—	—	(12.3)	—	(12.3)
Balance at June 30, 2020	54.1	$0.1	$758.5	(1.2)	$(39.6)	$(22.2)	$502.0	$1,198.8

Balance at March 31, 2020	53.5	$0.1	$726.2	(1.2)	$(39.6)	$(21.2)	$409.3	$1,074.8
Employee equity plans activity	0.6	—	32.3	—	—	—	—	32.3
Net income (loss)	—	—	—	—	—	—	92.7	92.7
Other comprehensive income	—		—	—	—	(1.0)	—	(1.0)
Balance at June 30, 2020	54.1	$0.1	$758.5	(1.2)	$(39.6)	$(22.2)	$502.0	$1,198.8

Balance at December 31, 2018	52.4	$0.1	$688.6	(1.2)	$(39.6)	$(5.5)	$367.3	$1,010.9
Employee equity plans activity	0.3	—	13.2	—	(0.1)	—	—	13.1
Net income (loss)	—	—	—	—	—	—	(35.6)	(35.6)
Other comprehensive income	—	—	—	—	—	0.5	—	0.5
Balance at June 30, 2019	52.7	$0.1	$701.8	(1.2)	$(39.7)	$(5.0)	$331.7	$988.9

Balance at March 31, 2019	52.6	$0.1	$690.1	(1.2)	$(39.6)	$(4.5)	$341.2	$987.3
Employee equity plans activity	0.1	—	11.7	—	(0.1)	—	—	11.6
Net income (loss)	—	—	—	—	—	—	(9.5)	(9.5)
Other comprehensive income	—	—	—	—	—	(0.5)	—	(0.5)
Balance at June 30, 2019	52.7	$0.1	$701.8	(1.2)	$(39.7)	$(5.0)	$331.7	$988.9

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
The Company is focused on the following five distinct PHT categories: Chemical, Biological, Radiological, Nuclear and Explosives ("CBRNE"); emerging infectious diseases ("EID"); travel health; emerging health crises; acute/emergency care; and contract development and manufacturing ("CDMO"). The Company has a product portfolio of ten products (vaccines, therapeutics, and drug-device combination products) that contribute a substantial portion of our revenue. The Company has two product candidates that are procured under special circumstances by certain government agencies, although they are not approved by the U.S. Food and Drug Administration ("FDA") or any health agency. The U.S. government (the "USG") is the Company's largest customer and provides the Company with substantial funding for the development of a number of its product candidates.
The Company's product and services portfolio includes:
Vaccines

▪
ACAM2000® (Smallpox (Vaccinia) Vaccine, Live), the only single-dose smallpox vaccine licensed by the FDA for active immunization against smallpox disease for persons determined to be at high risk for smallpox infection;

▪	BioThrax® (Anthrax Vaccine Adsorbed), the only vaccine licensed by the FDA, for the general use prophylaxis and post-exposure prophylaxis of anthrax disease;

▪	Vaxchora® (Cholera Vaccine, Live, Oral), the only vaccine licensed by the FDA and the European Medicines Agency (EUA) for the prevention of cholera; and

▪	Vivotif® (Typhoid Vaccine Live Oral Ty21a), the only oral vaccine licensed by the FDA for the prevention of typhoid fever.
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

Therapeutics

▪	raxibacumab (Anthrax Monoclonal), a fully human monoclonal antibody therapeutic licensed by the FDA for the treatment and prophylaxis of inhalational anthrax;

▪	Anthrasil® (Anthrax Immune Globulin Intravenous (Human)), the only polyclonal antibody therapeutic licensed by the FDA and Health Canada for the treatment of inhalational anthrax;

▪	BAT® (Botulism Antitoxin Heptavalent (A,B,C,D,E,F,G)-(Equine)), the only heptavalent antibody therapeutic licensed by the FDA and Health Canada for the treatment of botulism; and

▪	VIGIV (Vaccinia Immune Globulin Intravenous (Human)), the only polyclonal antibody therapeutic licensed by the FDA and Health Canada to address certain complications from smallpox vaccination.
Procured Product Candidates

•
AV7909® (Anthrax Vaccine Absorbed with Adjuvant), is a procured product candidate being developed as a next generation anthrax vaccine for post-exposure prophylaxis of disease resulting from suspected or confirmed Bacillus anthracis exposure. The USG has started procuring AV7909 for the Strategic National Stockpile ("SNS") prior to its approval by the FDA and has been reducing its purchases of BioThrax as a result; and

•
Trobigard® is a combination drug-device auto-injector procured product candidate that contains atropine sulfate and obidoxime chloride. It has not been approved by the FDA or any similar health regulatory body, but it is

EMERGENT BIOSOLUTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in millions, except share and per share amounts)

procured by certain authorized government buyers under special circumstances for potential use as a nerve agent countermeasure.
Contract Development and Manufacturing Services
The Company's contract development and manufacturing service offerings cover development services, drug substance manufacturing and drug product manufacturing across the pharmaceutical and biotechnology industries as well as the USG and non-governmental organizations. The Company's technology platforms include mammalian, microbial, viral, plasma and advanced therapies utilizing our core capabilities for manufacturing to third parties on a clinical and commercial (small and large) scale. Additional services include fill/finish formulation and analytical development services for injectable and other sterile products, inclusive of process design, technical transfer, manufacturing validations, aseptic filling, lyophilization, final packaging and stability studies, as well as manufacturing of vial and pre-filled syringe formats multiple platforms.
The Company operates as one operating segment.
2.    Basis of Presentation and Principles of Consolidation
Basis of presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Emergent and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements included herein have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X issued by the SEC. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC.
All adjustments contained in the accompanying unaudited condensed consolidated financial statements are of a normal recurring nature and are necessary to present fairly the financial position of the Company as of June 30, 2020. Interim results are not necessarily indicative of results that may be expected for any other interim period or for an entire year.
Significant accounting policies
During the six months ended June 30, 2020, there have been no significant changes to the Company's summary of significant accounting policies contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC. During the six months ended June 30, 2020, the Company entered into several multi-year CDMO arrangements and further defined our accounting policies around these arrangements in Note 10.
Fair value measurements
Separate disclosure is required for assets and liabilities measured at fair value on a recurring basis from those measured at fair value on a non-recurring basis. The Company has cash held in money market accounts (level 1), contingent purchase consideration (level 3) and interest rate swaps arrangements (level 2) that are measured at fair value on a recurring basis (Note 7 and Note 8). As of June 30, 2020 and December 31, 2019, the Company held cash in money market accounts of $178.7 million and $52.2 million, respectively. The Company also records the assets and liabilities of acquisitions at fair value.

EMERGENT BIOSOLUTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in millions, except share and per share amounts)

On a non-recurring basis, the Company measures its long-lived assets, including IPR&D assets (level 3) using fair value measurements. Goodwill is allocated to the Company's reporting units, which are one level below its operating segment. The Company evaluates goodwill and other indefinite-lived intangible assets for impairment annually as of October 1 and earlier if an event or other circumstance indicates that we may not recover the carrying value of the asset. If the Company believes that as a result of its qualitative assessment it is more likely than not that the fair value of a reporting unit or other indefinite-lived intangible asset is greater than its carrying amount, the quantitative impairment test is not required. If however it is determined that it is not more likely than not that the fair value of a reporting unit or other indefinite-lived intangible asset is greater than its carrying amount, a quantitative test is required. Long-lived assets such as intangible assets and property, plant and equipment are not required to be tested for impairment annually. Instead, long-lived assets are tested for impairment whenever circumstances indicate that the carrying amount of the asset may not be recoverable, such as when there is an adverse change in the market relating to those related assets. The impairment test first requires a comparison of undiscounted future cash flows to the carrying value of the asset. Determining the need for a detailed impairment analysis requires the exercise of judgment about several business factors, including the timing of expected future cash flows and assumptions about the economic environment. During the three and six months ended June 30, 2020, the Company observed a decrease in sales related to its travel health vaccines and the increased risk of generic competition related to NARCAN® Nasal Spray. However, we do not believe that there is a long-term decrease in the expected cash flows of our reporting units that include goodwill or our long-lived asset groups such that our assets are not recoverable or that their carrying value is greater than their fair value as of June 30, 2020.
As of June 30, 2020 and December 31, 2019, the Company had no other significant assets or liabilities that were measured at fair value.
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
ASU 2017-4, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-4")
In January 2017, the FASB issued ASU 2017-4. ASU 2017-4 simplifies the subsequent measurement of goodwill and eliminates Step 2 from the goodwill impairment test. ASU 2017-4 is effective for annual and interim goodwill tests beginning after December 15, 2019. The Company's measurement period is October 1. The Company adopted the standard as of January 1, 2020 and has evaluated the effects of this standard and determined that the adoption will not have a material impact on the Company's consolidation financial statements.

EMERGENT BIOSOLUTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in millions, except share and per share amounts)

Not Yet Adopted
ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting
In March 2020, the FASB issued Topic 848. Topic 848 provides relief for impacted areas as it relates to impending reference rate reform. ASC 848 contains optional expedients and exceptions for applying US GAAP to debt arrangements, contracts, hedging relationships, and other areas or transactions that are impacted by reference rate reform. This guidance is effective upon issuance for all entities and elections of certain optional expedients are required to apply the provisions of the guidance. The Company continues to assess all potential impacts of the standard and will disclose the nature and reason for any elections that the Company makes.
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
3.    Inventories
The components of inventory are as follows:

	June 30, 2020	December 31, 2019
Raw materials and supplies	$81.7	$70.5
Work-in-process	117.1	89.7
Finished goods	37.4	62.3
Total inventories	$236.2	$222.5

4.    Property, plant and equipment
Property, plant and equipment consisted of the following:

	June 30, 2020	December 31, 2019
Land and improvements	$50.2	$46.5
Buildings, building improvements and leasehold improvements	253.0	234.8
Furniture and equipment	342.6	334.2
Software	56.0	55.7
Construction-in-progress	112.7	81.5
Property, plant and equipment, gross	814.5	752.7
Accumulated depreciation	(234.4)	(210.4)
Total property, plant and equipment, net	$580.1	$542.3

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
The components of lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating lease cost:
Amortization of right-of-use assets	$1.0	$0.7	$2.1	$1.3
Interest on lease liabilities	0.3	0.2	0.6	0.3
Total operating lease cost	$1.3	$0.9	$2.7	$1.6

Supplemental balance sheet information related to leases was as follows:

(In millions, except lease term and discount rate)	Balance Sheet location	June 30, 2020	December 31, 2019
Operating lease right-of-use assets	Other assets	$24.5	$24.7

Operating lease liabilities, current portion	Other current liabilities	4.5	3.6
Operating lease liabilities	Other liabilities	21.6	22.1
Total operating lease liabilities		$26.1	$25.7

Operating leases:
Weighted average remaining lease term (years)		7.5	8.0
Weighted average discount rate		4.2%	4.2%

EMERGENT BIOSOLUTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in millions, except share and per share amounts)

6.    Intangible assets
The Company's intangible assets consist of products acquired via business combinations or asset acquisitions. The following tables summarize the Company's intangible assets for the periods ended June 30, 2020 and December 31, 2019:

		June 30, 2020
(in millions)	Estimated Life	Cost	Additions	Accumulated Amortization	Net
Products	9-22 years	$788.0	$10.0	$109.8	$688.2
Customer relationships	8 years	28.6	—	24.7	3.9
Contract development and manufacturing	8 years	5.5	—	4.4	1.1
Total intangible assets		$822.1	$10.0	$138.9	$693.2

		December 31, 2019
(in millions)	Estimated Life	Cost	Accumulated Amortization	Net
Products	9-22 years	$788.0	$82.2	$705.8
Customer relationships	8 years	28.6	23.0	$5.6
Contract development and manufacturing	8 years	5.5	4.0	$1.5
Total intangible assets		$822.1	$109.2	$712.9

During the six months ended June 30, 2020 and 2019, the Company achieved a sales milestone that resulted in a $10.0 million obligation related to the Company's asset acquisition of raxibacumab in October 2017. As of June 30, 2020 there are no remaining contractual obligations for sales milestones related to the raxibacumab acquisition.

During the six months ended June 30, 2020 and 2019, the Company recorded amortization expense for intangible assets of $29.8 million and $29.2 million, respectively. During the three months ended June 30, 2020 and 2019, the Company recorded amortization expense for intangible assets of $15.0 million and $14.7 million, respectively. As of June 30, 2020, the weighted average amortization period remaining for intangible assets was 13 years.

In-process research and development ("IPR&D") assets are considered to be indefinite-lived until the completion or abandonment of the associated research and development efforts. There were no changes to the Company's IPR&D assets during the six months ended June 30, 2020.
Goodwill was $266.3 million and $266.6 million for the periods ended June 30, 2020 and December 31, 2019, respectively. The change in the balance during the period was due to foreign currency translation adjustments.
7.    Contingent consideration
Contingent consideration liabilities associated with business combinations are measured at fair value. These liabilities represent an obligation of the Company to transfer additional assets to the selling shareholders and owners if future events occur or conditions are met. These liabilities associated with business combinations are measured at fair value at inception and at each subsequent reporting date. The changes in the fair value are primarily due to the expected amount and timing of future net sales, which are inputs that have no observable market (Level 3).

EMERGENT BIOSOLUTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in millions, except share and per share amounts)

The following table is a reconciliation of the beginning and ending balance of contingent considerations and is based on level 3 significant unobservable inputs.

Balance at December 31, 2019	$29.2
Change in fair value	1.1
Settlements	(1.1)
Balance at June 30, 2020	$29.2

The recurring Level 3 fair value measurements for the Company's contingent consideration liability include the following significant unobservable inputs:

Contingent Consideration Liability	Fair Value as of June 30, 2020	Valuation Technique	Unobservable Input	Range	Weighted Average
Revenue milestone and royalty based	$29.2 million	Discounted cash flow	Discount rate	2.5% - 8.6%	4.3%
			Probability of payment	10.0% - 40.0%	20.9%
			Projected year of payment	2020 - 2028	2022

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
Accounting policy for derivative instruments and hedging activities
The Company entered into interest rate swaps in June 2019. The Company's interest rate swaps qualify for hedge accounting as cash flow hedges. All derivatives are recorded on the balance sheet at fair value. Hedge accounting provides for the matching of the timing of gain or loss recognition on these interest rate swaps with the recognition of the changes in interest expense on the Company's variable rate debt. For derivatives designated as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. The cash flows from the designated interest rate swaps are classified as a component of operating cash flows, similar to interest expense. If current fair values of designated interest rate swaps remained static over the next twelve months, the Company would reclassify $5.7 million of net deferred losses from accumulated other comprehensive loss to the statement of operations over the next twelve month period. All outstanding cash flow hedges mature in October 2023.
As of June 30, 2020, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

	Number of Instruments	Notional
Interest rate swaps	7	$350.0

EMERGENT BIOSOLUTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in millions, except share and per share amounts)

The table below presents the fair value of the Company’s derivative financial instruments designated as hedges as well as their classification on the balance sheet.

Asset Derivatives					Liability Derivatives
	June 30, 2020		December 31, 2019		June 30, 2020		December 31, 2019
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest Rate Swaps	Other Current Assets	$—	Other Current Assets	$—	Other Current Liabilities	$5.6	Other Current Liabilities	$—
	Other Assets	$—	Other Assets	$—	Other Liabilities	$11.9	Other Liabilities	$2.0

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
The table below presents the effect of cash flow hedge accounting on accumulated other comprehensive income.

Hedging derivatives	Cumulative Amount of Gain/(Loss) Recognized in OCI on Derivative		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income
	June 30,	December 31,		Six Months Ended June 30,
	2020	2019		2020	2019
Interest Rate Swaps	$(17.5)	$2.0	Interest expense	$(1.1)	$—

9.    Debt
The components of debt are as follows:

	June 30, 2020	December 31, 2019
Senior secured credit agreement - Term loan due 2023	$430.3	$435.9
Senior secured credit agreement - Revolver loan due 2023	353.0	373.0
2.875% Convertible Senior Notes due 2021	10.6	10.6
Other	3.0	3.0
Total debt	796.9	822.5
Current portion of long-term debt, net of debt issuance costs	(29.1)	(12.9)
Unamortized debt issuance costs	(9.7)	(11.2)
Non-current portion of debt	$758.1	$798.4

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in millions, except share and per share amounts)

10.    Revenue recognition
The Company operates as one operating segment. Therefore, results of its operations are reported on a consolidated basis for purposes of segment reporting, consistent with internal management reporting. The Company's revenues disaggregated by the major sources were as follows:

	Three Months Ended June 30, 2020			Three Months Ended June 30, 2019
	U.S. Government	Non-U.S. Government	Total	U.S. Government	Non-U.S. Government	Total
Product sales, net	$224.2	$74.3	$298.5	$94.6	$88.9	$183.5
Contract development and manufacturing services	44.6	28.0	72.6	—	18.7	18.7
Contracts and grants	20.7	2.9	23.6	38.3	2.7	41.0
Total revenues	$289.5	$105.2	$394.7	$132.9	$110.3	$243.2

	Six Months Ended June 30, 2020			Six Months Ended June 30, 2019
	U.S. Government	Non-U.S. Government	Total	U.S. Government	Non-U.S. Government	Total
Product sales, net	$288.1	$158.6	$446.7	$167.9	$168.6	$336.5
Contract development and manufacturing services	44.6	49.7	94.3	—	34.6	34.6
Contracts and grants	42.7	3.5	46.2	58.7	4.1	62.8
Total revenues	$375.4	$211.8	$587.2	$226.6	$207.3	$433.9

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

December 31, 2019	$88.9
Deferral of revenue	56.3
Revenue recognized	(27.2)
June 30, 2020	$118.0

Transaction price allocated to remaining performance obligations
During the three and six months ended June 30, 2020, the Company entered into a number of multi-year contract development and manufacturing services arrangements for the production of developmental vaccines. The Company's performance obligations associated with these arrangements include multiple performance obligations such as technology transfer activities, stand-ready obligations and drug substance manufacturing. The Company has determined that the technology transfer and stand-ready performance obligations are satisfied over time, while the drug substance manufacturing performance obligations are satisfied at a point in time when the goods have been released, legal title has passed and the goods are in the customer's possession.
As of June 30, 2020, the Company expects future revenues of approximately $1.4 billion associated with all performance obligations that have not been satisfied, including the new arrangements referenced in the previous paragraph. The Company expects to recognize a majority of these revenues within the next 24 months. However, the amount and timing of revenue recognition for unsatisfied performance obligations can materially change due to timing of funding appropriations from the USG and the overall success of the Company's development activities associated with its PHT procured product candidates that are then receiving development funding support from the USG under development contracts. In addition, the amount of future revenues associated with unsatisfied performance obligations excludes the value associated with unexercised option periods in the Company's contracts.

EMERGENT BIOSOLUTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in millions, except share and per share amounts)

Contract assets
The Company considers unbilled accounts receivables and deferred costs associated with revenue generating contracts, which are not included in inventory or property, plant and equipment, as contract assets. As of June 30, 2020 and December 31, 2019, the Company had contract assets associated with deferred costs of $40.6 million and $34.0 million, respectively, which is reflected as a component of other assets on the Company's consolidated balance sheets.
Accounts receivable
Accounts receivable, including unbilled accounts receivable contract assets, consist of the following:

	June 30, 2020	December 31, 2019
Billed, net	$202.2	$227.3
Unbilled	56.4	43.4
Total, net	$258.6	$270.7

As of June 30, 2020 and December 31, 2019, allowances for doubtful accounts were $0.5 million and de minimis, respectively.
11.    Income taxes
On March 27, 2020, the President of the United States signed into law the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The Company has assessed the impact of the CARES Act and we do not expect there to be a material impact to our consolidated financial statements.
The estimated effective annual tax rate for the Company, which excludes discrete adjustments, was 26% and 27% for the six months ended June 30, 2020 and 2019. For the six months ended June 30, 2020 and 2019, the Company recorded a discrete tax benefit of $6.6 million and $3.2 million, respectively, primarily due to activity associated with equity awards. For the three months ended June 30, 2020 and 2019, the Company recorded a discrete tax benefit of $3.4 million and $1.4 million, respectively, primarily due to activity associated with equity awards. As of June 30, 2020 and December 31, 2019, the Company had deferred tax assets of $22.3 million and $13.4 million, respectively, which are included in other assets.
12.    Net income (loss) per share
The following table presents the calculation of basic and diluted net income (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net income (loss)	$92.7	$(9.5)	$80.2	$(35.6)

Denominator:
Weighted-average number of shares—basic	52.6	51.5	52.3	51.3
Dilutive securities—equity awards	0.9	—	0.9	—
Weighted-average number of shares—diluted	53.5	51.5	53.2	51.3

Net income (loss) per share - basic	$1.76	$(0.18)	$1.53	$(0.69)
Net income (loss) per share - diluted	$1.73	$(0.18)	$1.51	$(0.69)

Basic net income (loss) per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per share is computed using the treasury method by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period,

EMERGENT BIOSOLUTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in millions, except share and per share amounts)

adjusted for the potential dilutive effect of other securities if such securities were converted or exercised and are not anti-dilutive.
The following table presents the share-based awards that are not considered in the diluted net income (loss) per share calculation because the exercise price of the awards was greater than the average per share closing price during the three and six months ended June 30, 2020 and 2019.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Anti-dilutive stock awards	0.4	3.0	0.6	3.0

13.    Stock-based compensation
During the six months ended June 30, 2020, the Company granted stock options to purchase 0.4 million shares of common stock and 0.8 million restricted and performance stock units under the Emergent BioSolutions Inc. Stock Incentive Plan. Typically, the stock option and restricted stock unit grants vest over three equal annual installments beginning on the day prior to the anniversary of the grant date. The performance stock units settle in stock at the end of the three-year performance period based on the Company's results compared to the performance criteria. During the three months ended June 30, 2020, the Company issued a broad-based fully vested equity award of approximately 0.2 million shares to employees below the senior vice president level that was valued at $14.7 million and is recorded as share-based compensation expense for the period ended June 30, 2020.
Stock-based compensation expense was recorded in the following financial statement line items:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cost of product sales and contract development and manufacturing services	$8.1	$0.6	$8.8	$1.4
Research and development	5.4	1.0	6.3	2.1
Selling, general and administrative	10.9	6.5	15.9	11.4
Total stock-based compensation expense	$24.4	$8.1	$31.0	$14.9

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

EMERGENT BIOSOLUTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in millions, except share and per share amounts)

ANDA Litigation - Teva 2mg
On or about February 27, 2018, Adapt Pharma Inc. and Adapt Pharma Operations Limited and Opiant received notice from Teva Pharmaceuticals Industries Ltd. and Teva Pharmaceuticals USA, Inc. (collectively "Teva"), that Teva had filed an ANDA with the FDA seeking regulatory approval to market a generic version of NARCAN® (naloxone hydrochloride) Nasal Spray 2 mg/spray before the expiration of U.S. Patent No. 9,480,644, (the "‘644 Patent"), and U.S. Patent No. 9,707,226, (the "'226 Patent"). Teva's notice letter asserts that the commercial manufacture, use or sale of its generic drug product described in its ANDA will not infringe the '644 Patent or the '226 Patent, or that the '644 Patent and '226 Patent are invalid or unenforceable. Adapt Pharma Inc. and Adapt Pharma Operations Limited and Opiant filed a complaint for patent infringement against Teva in the United States District Court for the District of New Jersey. The case is currently stayed pending the outcome of the appeal of the NARCAN® Nasal Spray 4 mg/spray case.

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
In the complaints described in the paragraphs above, the Plaintiffs sought, among other relief, orders that the effective date of FDA approvals of the Teva ANDA products and the Perrigo ANDA product be a date not earlier than the expiration of the patents listed for each product, equitable relief enjoining Teva and Perrigo from making, using, offering to sell, selling, or importing the products that are the subject of Teva and Perrigo’s respective ANDAs, until after the expiration of the patents listed for each product, and monetary relief or other relief as deemed just and proper by the court.
On June 5, 2020, the U.S. District Court for the District of New Jersey issued an unfavorable ruling against Adapt Pharma Inc. and Adapt Pharma Operations Limited and Opiant in the consolidated case. Emergent has filed a Notice of Appeal (on July 23, 2020), after the U.S. District Court for New Jersey ruled June 5, 2020 in favor of Teva, and against Emergent and Opiant Pharmaceuticals Inc., Adapt Pharma's commercial partner, appealing the District Court decision to the Court of Appeals for the Federal Circuit. Emergent has filed suit in the Federal Court in Canada against Teva Pharmaceuticals (on July 23, 2020).  The litigation in Canada is related to Teva Pharmaceuticals’ recent filing of an abbreviated new drug submission (ANDS) in Canada seeking to manufacture and sell a generic form of NARCAN® Nasal Spray ahead of the expiry of the Canadian patent covering our product.  Emergent, through its Adapt subsidiaries, has filed suit within the prescribed time period following notice from Teva of its ANDS filing in Canada.
Inter Partes Review (“IPR”)
On or about February 19, 2019, Adapt Pharma Inc. and Adapt Pharma Operations Limited and Opiant received notice from Nalox-1 Pharmaceuticals LLC that it had filed fifteen petitions for inter partes review of the '253 Patent, the '747 Patent, the '177 Patent, the '965 Patent, and the '838 Patent with the Patent Trial and Appeal Board (“PTAB”) of the United States Patent and Trademark Office. Nalox-1’s petitions assert that each of the foregoing patents are invalid as obvious in view of prior art.  Three of these petitions, IPR Nos. 2019-00685, 2019-00688, and 2019-00694, were instituted on August 27, 2019, September 9, 2019, and September 11, 2019, respectively. The oral hearing for the three instituted IPR proceedings was held before the PTAB on May 19, 2020.  Adapt and Opiant remain committed to protect the intellectual property portfolio related to NARCAN®Nasal Spray.

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
We are currently focused on the following five distinct PHT categories: CBRNE, EID, travel health, emerging health crises, acute/emergency care; and CDMO. We have a product portfolio of ten products (vaccines, therapeutics, and drug-device combination products) that contribute a substantial portion of our revenue. We also have two procured product candidates that are procured under special circumstances by certain government agencies, although they are not approved by the FDA or any other health agency. Additionally, we have a development pipeline consisting of a diversified mix of both pre-clinical and clinical stage product candidates (vaccines, therapeutics, devices and combination products). Finally, we have a fully-integrated portfolio of contract development and manufacturing services. Our CDMO service offerings cover development services, drug substance manufacturing and drug product manufacturing across pharmaceutical and biotechnology industries as well as the USG and non-governmental organizations. The majority of our revenue comes from the following products and procured product candidates:

Vaccines

•
Anthrax vaccines, including our AV7909 (Anthrax Vaccine Adsorbed with Adjuvant) procured product candidate being developed as a next-generation anthrax vaccine for post-exposure prophylaxis and BioThrax® (Anthrax Vaccine Adsorbed), the only vaccine licensed by the FDA for the general use prophylaxis and post-exposure prophylaxis of anthrax disease;

•
ACAM2000® (Smallpox (Vaccinia) Vaccine, Live), the only single-dose smallpox vaccine licensed by the FDA for active immunization against smallpox disease for persons determined to be at high risk for smallpox infection;

•	Vivotif® (Typhoid Vaccine Live Oral Ty21a), the only oral vaccine licensed by the FDA for the prevention of typhoid fever; and

•	Vaxchora® (Cholera Vaccine, Live, Oral), the only FDA and EUA licensed vaccine for the prevention of cholera.
Devices

•
NARCAN® (naloxone HCl) Nasal Spray, the first needle-free formulation of naloxone approved by the FDA and Health Canada, for the emergency treatment of known or suspected opioid overdose as manifested by respiratory and/or central nervous system depression;

•
RSDL® (Reactive Skin Decontamination Lotion Kit), the only medical device cleared by the FDA to remove or neutralize the following chemical warfare agents from the skin: tabun, sarin, soman, cyclohexyl sarin, VR, VX, mustard gas and T-2 toxin; and

•
Trobigard®, a combination drug-device auto-injector procured product candidate that contains atropine sulfate and obidoxime chloride. It has not been approved by the FDA or any similar health regulatory body, but is procured by certain authorized government buyers under special circumstances for potential use as a nerve agent countermeasure.

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
Contract Development and Manufacturing Services
Our CDMO business unit consists of a fully integrated molecule-to-market contract development and manufacturing services business, with offerings across development services, drug substance manufacturing and drug product manufacturing. These services include process development, formulation and analytical development, and packaging for supply. We compete for CDMO service business with a number of biopharmaceutical product development organizations, contract manufacturers of biopharmaceutical products and university research laboratories. We also compete with in-house research, development and support service departments of other biopharmaceutical companies. Our customers for such services include pharmaceutical and biotechnology organizations as well as the USG and non-governmental organizations ranging from small to mid to large whose programs range from clinical stage to commercial stage.
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

•
On April 2, 2020, announced HHS funding valued at $14.5 million to support the development of COVID-Human Immune Globulin (COVID-HIG) for treatment, which will be included in at least one of the studies of the National Institute of Allergy and Infectious Diseases (NIAID), part of the National Institutes of Health, evaluating potential treatments for COVID-19.

•	On April 23, 2020, announced an initial agreement, valued at $135 million, to be the U.S. manufacturing partner of Johnson & Johnson's lead COVID-19 vaccine candidate.

•
On May 28, 2020, announced the exercise by the HHS of the first of nine annual contract options, valued at $176 million, to procure doses of ACAM2000® (Smallpox (Vaccine, Live) into the U.S. Strategic National Stockpile (SNS).

•
On June 1, 2020, announced an agreement to join the USG's Warp Speed Program in public-private CDMO partnership for COVID-19 vaccine development and manufacturing. The agreement has a contract value of $628 million and includes manufacturing capacity valued at $542.7 million and $85.5 million for expansion of viral and non-viral CDMO drug product fill/finish capacity.

EMERGENT BIOSOLUTIONS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited, amounts in millions, except share and per share amounts)

•
On June 11, 2020, announced an agreement to be the U.S. manufacturing partner for AstraZeneca's COVID-19 vaccine candidate to provide large-scale manufacturing capacity through 2020. The agreement has a contract value of $87 million.

•
On June 18, 2020, announced the $75 million acquisition and planned expansion of a property adjacent to our Canton, Massachusetts live viral drug substance development and manufacturing facility. The expansion will increase advanced therapy (viral vector and gene therapy) capability, which is expected to be available beginning in 2023.

•
On July 2, 2020, the Company further announced signing a large scale drug substance manufacturing agreement for Johnson & Johnson's lead COVID-19 vaccine candidate for up to five years beginning in 2021. The first two years are valued at approximately $480 million, with the remaining three years providing flexible capacity.

•
On July 6, 2020, announced the award of approximately $34.6 million by the U.S. Department of Defense Joint Program Executive Office and formed collaboration with Mount Sinai Health System and ImmunoTek Bio Centers to advance COVID-Human Immune Globulin (COVID-HIG) for potential post-exposure prophylaxis in populations at high risk of COVID-19.

•
On July 14, 2020, announced the exercise by the Biomedical Advanced Research Development Authority (BARDA) of the contract option, valued at $258 million, to procure additional doses of AV7909 (anthrax vaccine adsorbed with adjuvant) for delivery into the SNS over 12 months.

•
On July 27, 2020, the Company further announced the signing of a large-scale drug substance manufacturing agreement for AstraZeneca's COVID-19 vaccine candidate, valued at approximately $174 million through 2021.

Financial Operations Overview
Revenues
We generate revenues from the sale of our marketed products and procured product candidates which include vaccines, therapeutics and devices which have been described above. The USG is the largest purchaser of our CBRNE products and primarily purchases our products for the SNS, a national repository of medical countermeasures including critical antibiotics, vaccines, chemical antidotes, antitoxins, and other critical medical supplies. The USG primarily purchases our products under long-term, firm fixed-price procurement contracts. Our opioid overdose reversal product, NARCAN® Nasal Spray and our travel health products, comprising Vivotif and Vaxchora, are sold commercially through wholesalers and distributors, physician-directed or standing order prescriptions at retail pharmacies, as well as to other state and local community healthcare agencies, practitioners and hospitals.
We also generate third-party revenue from our CDMO business unit, which is based on our established development and manufacturing infrastructure, technology platforms and expertise. Our services include a fully integrated molecule-to-market contract development and manufacturing services business offering across development services, drug substance and drug product for small to mid to large pharmaceutical and biotechnology industry and government agencies/non-governmental organizations.
We have received contracts and grants funding from the USG and other non-governmental organizations to perform research and development activities, particularly related to programs addressing certain CBRNE threats and EIDs.
Our revenue, operating results and profitability vary quarterly based on the timing of production and deliveries and the nature of our business to provide large scale bundles of products and services as needs arise. Our revenues from the sales of our vaccine products that target travelers have also declined recently due to the reduction of international travel caused by the COVID-19 pandemic. We expect continued variability in our quarterly financial statements.
Critical Accounting Policies and Estimates
During the six months ended June 30, 2020, there have been no significant changes to our critical accounting policies and estimates contained in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC, (see Note 2 to the accompanying condensed consolidated financial statements).

EMERGENT BIOSOLUTIONS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited, amounts in millions, except share and per share amounts)

Results of Operations

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Product sales net:
NARCAN Nasal Spray	$72.8	$73.0	$(0.2)	—%	$145.0	$138.5	$6.5	5%
ACAM2000	70.0	6.5	63.5	NM	70.0	52.0	18.0	35%
Anthrax vaccines	132.3	28.0	104.3	NM	184.2	39.6	144.6	NM
Other product sales	23.4	76.0	(52.6)	(69)%	47.5	106.4	(58.9)	(55)%
Total product sales, net	298.5	183.5	115.0	63%	446.7	336.5	110.2	33%
Contract development and manufacturing services	72.6	18.7	53.9	NM	94.3	34.6	59.7	NM
Contracts and grants	23.6	41.0	(17.4)	(42)%	46.2	62.8	(16.6)	(26)%
Total revenues	394.7	243.2	151.5	62%	587.2	433.9	153.3	35%

Operating expenses:
Cost of product sales and contract development and manufacturing services	129.8	100.8	29.0	29%	206.7	192.7	14.0	7%
Research and development	47.9	63.9	(16.0)	(25%)	90.6	110.0	(19.4)	(18%)
Selling, general and administrative	76.0	70.8	5.2	7%	145.7	136.4	9.3	7%
Amortization of intangible assets	15.0	14.7	0.3	2%	29.8	29.2	0.6	2%
Total operating expenses	268.7	250.2	18.5	7%	472.8	468.3	4.5	1%

Income (loss) from operations	126.0	(7.0)	133.0	NM	114.4	(34.4)	148.8	NM

Other income (expense):
Interest expense	(6.4)	(9.5)	3.1	(33%)	(15.0)	(19.0)	4.0	(21%)
Other, net	1.1	1.4	(0.3)	(21%)	—	0.4	—	—%
Total other income (expense), net	(5.3)	(8.1)	2.8	(35%)	(15.0)	(18.6)	4.0	(22%)

Income (loss) before provision for income taxes	120.7	(15.1)	135.8	NM	99.4	(53.0)	152.4	NM
Income tax provision (benefit)	28.0	(5.6)	33.6	NM	19.2	(17.4)	36.6	NM
Net income (loss)	$92.7	$(9.5)	$102.2	NM	$80.2	$(35.6)	$115.8	NM
NM - Not meaningful

EMERGENT BIOSOLUTIONS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited, amounts in millions, except share and per share amounts)

Total Revenues

Legend
NARCAN nasal spray	Other product sales
ACAM2000	Contracts development and manufacturing services
Anthrax vaccines	Contracts and Grants
Product Sales, net
NARCAN Nasal Spray
The increase in NARCAN Nasal Spray sales for the six months ended June 30, 2020 was primarily due to an increase in sales to the U.S. public interest markets. Sales of NARCAN Nasal Spray for the three months ended June 30, 2020 were consistent with sales for the three months ended June 30, 2019.
ACAM2000
The increase in ACAM2000 sales for the three and six months ended June 30, 2020 was due to timing of deliveries to the SNS between the two periods. ACAM2000 product sales are made under a long-term procurement contract. The fluctuations in ACAM2000 revenue are dictated by the timing and delivery of orders to the USG.

Anthrax Vaccines
The increase in anthrax vaccine sales for the three and six months ended June 30, 2020 was primarily due to the transition of SNS deliveries from BioThrax to a more consistent cadence of deliveries of AV7909. There were limited sales of anthrax vaccines during the three and six months ended June 30, 2019 in anticipation of the USG's transition from BioThrax to AV7909. Deliveries of AV7909 began in September of 2019.
Other Product Sales
The decrease in the Company's other product sales during the three and six months ended June 30, 2020 was primarily due to a decline in sales of raxibacumab. Additionally sales of our travel health vaccines, Vaxchora and Vivotif, declined compared to same periods in the prior year due to a reduction in global travel.
Contract Development and Manufacturing Services
The increase in contract development and manufacturing services revenue for the three and six months ended June 30, 2020 is largely due to the expansion of our customer and project base, specifically the contribution of our recently announced arrangements with BARDA in support of the USG's Operation Warp Speed Program.
Contracts and Grants
The decrease in contracts and grants revenue for the three and six months ended June 30, 2020 is due to the completion of developmental activities associated with our AV7909 procured product candidate.

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
Cost of product sales and contract development and manufacturing services increased for the three and six months ended June 30, 2020 primarily due to the increase in product sales between periods and an increase in stock-based compensation expense due to a special broad-based, immediately vested equity award to employees below the senior vice president level. The gross profit margin increased for the three and six months ended June 30, 2020 due to changes in product and services mix.
Research and Development Expenses (Gross and Net)

Research and Development expense
●	Research and Development expense, net of contracts and grants revenue

The decrease in research and development expenses during the three and six months ended June 30, 2020 is consistent with the decline of contract and grant revenue following completion of development activities associated with our AV7909 procured product candidate offset by increased costs associated with our chikungunya product candidate.
Selling, General and Administrative Expenses

Selling, General and Administrative
●	SG&A as a percentage of total revenue
The increase in selling, general and administrative expenses for the three and six months ended June 30, 2020 is primarily due to an increase in stock-based compensation expense due to a special broad-based, immediately vested equity award to employees below the senior vice president levels and staffing costs to support the Company's growth.
Amortization of Intangible Assets
Amortization of intangible assets for the three and six months ended June 30, 2020 was consistent with the three and six months ended June 30, 2019.

EMERGENT BIOSOLUTIONS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited, amounts in millions, except share and per share amounts)

Other Income (Expense), Net

Interest expense
Other income (expense)
Total other income (expense), net decreased by $3.6 million for the three and six months ended June 30, 2020 due primarily to a decrease in interest expense due to a decline in the average balance of outstanding debt and interest rates period over period.

Income Tax Provision (Benefit)

Income tax benefit
●	Effective tax rate
During the three and six months ended June 30, 2020 and 2019, the estimated effective tax rate was 26% and 27%, respectively. The actual effective tax rate includes the effects of discrete tax benefits of $6.6 million and $3.2 million during the six months ended June 30, 2020 and 2019.

EMERGENT BIOSOLUTIONS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited, amounts in millions, except share and per share amounts)

Liquidity and Capital Resources
Sources of Liquidity
We have historically financed our operating and capital expenditures through cash on hand, cash from operations, debt financing and development funding. We also obtain financing from the sale of our common stock upon exercise of stock options. We have operated profitably for each of the last five years through the period ended December 31, 2019. As of June 30, 2020, we had unrestricted cash and cash equivalents of $268.8 million and capacity under our revolving credit facility of $244.3 million. As of June 30, 2020, we believe that we have sufficient liquidity to fund our operations over the next 12 months.
Cash Flows
The following table provides information regarding our cash flows for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019
Net cash provided by (used in):
Operating activities	$185.7	$69.0
Investing activities	(69.3)	(45.5)
Financing activities	(15.3)	41.7
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(0.1)	—
Net increase in cash, cash equivalents and restricted cash	$101.0	$65.2

EMERGENT BIOSOLUTIONS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited, amounts in millions, except share and per share amounts)

Operating Activities
Net cash provided by operating activities of $185.7 million for the six months ended June 30, 2020 was due to net income excluding non-cash items of $168.0 million and working capital changes of $17.7 million, made up of increases in accrued expenses and accounts receivable offset by contract liabilities and various other items.
Net cash provided by operating activities of $69.0 million for the six months ended June 30, 2019 was due to net income excluding non-cash items of $43.0 million and working capital changes of $26.0 million.
The cash flows from operating activities increased $116.7 million during the six months ended June 30, 2020 largely due to an increase in net income of $115.8 million.
Investing Activities
Net cash used in investing activities largely relates to purchases of property, plant and equipment and was $69.3 million and $45.5 for the six months ended June 30, 2020 and 2019, respectively. We also made a milestone payment made from an asset acquisition of $10.0 million in each of the six months ended June 30, 2020 and 2019 relating to our acquisition of raxibacumab in October 2017. The cash used in investing activities increased during the six months ended June 30, 2020 due to the purchase of a building near our Canton, Massachusetts facility and an increase in infrastructure and equipment investments.
Financing Activities
Net cash used in financing activities of $15.3 million for the six months ended June 30, 2020 was primarily due to $25.6 million of principal payments on the term loan and credit facility, primarily offset by net cash provided by employee share-based compensation activity of $11.4 million.
Net cash used in financing activities of $41.7 million for the six months ended June 30, 2019 was primarily due to net $44.4 million of receipts on the term loan and credit facility, primarily offset by net cash used in employee share-based compensation activity of $1.7 million.
The cash flows used in financing activities increased $57.0 million during the six months ended June 30, 2020 due to a decrease in net receipts/payments on the term loan and revolving credit facility of $70.0 million and an increase in net cash provided by net employee share-based compensation activity of $13.1 million.

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
Unused Credit Capacity
Available room under the revolving credit facility for the periods ended June 30, 2020 and December 31, 2019 was:

(in millions)
Total Capacity	Outstanding Letters of Credit	Outstanding Indebtedness on Revolving Credit Facility	Unused Capacity
	June 30, 2020
$600.0	(2.7)	(353.0)	$244.3
	December 31, 2019
$600.0	(2.2)	(373.0)	$224.8
Share Repurchase Program

There were no repurchases of common stock that were made through open market transactions during the six months ended June 30, 2020. The Company previously had a share repurchase program, which expired as of December 31, 2019.

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
Interest Rate Risk
We have debt with a mix of fixed and variable rates of interest. Floating rate debt carries interest based generally on the eurocurrency, as defined in our Amended Credit Agreement, plus an applicable margin. We manage our interest rate risk in part by entering into interest rate swap arrangements to convert a portion of our indebtedness from variable interest rates to a fixed rate. For debt that we have not hedged through our interest rate swap arrangements increases in interest rates could increase the associated interest payments that we are required to make on this debt.
We have assessed our exposure to changes in interest rates by analyzing the sensitivity to our operating results assuming various changes in market interest rates. A hypothetical increase of one percentage point in the eurocurrency rate as of June 30, 2020 would increase our interest expense by approximately $4.5 million annually.
Foreign Currency Exchange Rate Risk
We have exposure to foreign currency exchange rate fluctuations worldwide and primarily with respect to the Euro, Canadian dollar, Swiss franc and British pound. We manage our foreign currency exchange rate risk primarily by incurring operating expenses in the local currency in the countries in which we operate, to the extent practicable. We currently do not hedge our foreign currency exchange exposure, and the movement of foreign currency exchange rates could have an adverse or positive impact on our results of operations.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020. The term "disclosure controls and

EMERGENT BIOSOLUTIONS INC.

procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2020, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
During the quarter ended June 30, 2020, the Company implemented a financial close and consolidation reporting system. We have updated our internal controls over financial reporting, as necessary, to accommodate the changes to our processes.
Other than the item listed above, there have been no other changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ANDA Litigation - Teva 2mg
On or about February 27, 2018, Adapt Pharma Inc. and Adapt Pharma Operations Limited and Opiant received notice from Teva Pharmaceuticals Industries Ltd. and Teva Pharmaceuticals USA, Inc. (collectively, Teva) that Teva had filed an ANDA with the FDA seeking regulatory approval to market a generic version of NARCAN® (naloxone hydrochloride) Nasal Spray 2 mg/spray before the expiration of U.S. Patent No. 9,480,644, (the '644 Patent) and U.S. Patent No. 9,707,226, (the '226 Patent). Teva's notice letter asserts that the commercial manufacture, use or sale of its generic drug product described in its ANDA will not infringe the '644 Patent or the '226 Patent, or that the '644 Patent and '226 Patent are invalid or unenforceable. Adapt Pharma Inc. and Adapt Pharma Operations Limited and Opiant filed a complaint for patent infringement against Teva in the United States District Court for the District of New Jersey. The case is currently stayed pending the outcome of the appeal of the NARCAN® Nasal Spray 4 mg/spray case.

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
In the complaints described in the paragraphs above, the Plaintiffs sought, among other relief, orders that the effective date of FDA approvals of the Teva ANDA products and the Perrigo ANDA product be a date not earlier than the expiration of the patents listed for each product,  equitable relief enjoining Teva and Perrigo from making, using, offering to sell, selling, or importing the products that are the subject of Teva and Perrigo’s respective ANDAs, until after the expiration of the patents listed for each product, and monetary relief or other relief as deemed just and proper by the court.
On June 5, 2020, the U.S. District Court for the District of New Jersey issued an unfavorable ruling against Adapt Pharma Inc. and Adapt Pharma Operations Limited and Opiant in the consolidated case. Emergent has filed a Notice of Appeal (on July 23, 2020), after the U.S. District Court for New Jersey ruled June 5, 2020 in favor of Teva, and against Emergent and Opiant Pharmaceuticals Inc., Adapt Pharma's commercial partner, appealing the District Court decision to the Court of Appeals for the Federal Circuit. Emergent has filed suit in the Federal Court in Canada against Teva Pharmaceuticals (on July 23, 2020).  The litigation in Canada is related to Teva Pharmaceuticals’ recent filing of an abbreviated new drug submission (ANDS) in Canada seeking to manufacture and sell a generic form of NARCAN® Nasal Spray ahead of the expiry of the Canadian patent covering our product.  Emergent, through its Adapt subsidiaries, has filed suit within the prescribed time period following notice from Teva of its ANDS filing in Canada.
Inter Partes Review (IPR)
On or about February 19, 2019, Adapt Pharma Inc. and Adapt Pharma Operations Limited and Opiant received notice from Nalox-1 Pharmaceuticals LLC that it had filed fifteen petitions for inter partes review of the '253 Patent, the '747 Patent, the '177 Patent, the '965 Patent, and the '838 Patent with the Patent Trial and Appeal Board (PTAB) of the United States Patent and Trademark Office. Nalox-1’s petitions assert that each of the foregoing patents are invalid as obvious in view of prior art.  Three of these petitions, IPR Nos. 2019-00685, 2019-00688, and 2019-00694, were instituted on August 27, 2019, September 9, 2019, and September 11, 2019, respectively. The oral hearing for the three instituted IPR proceedings was held before the PTAB on May 19, 2020.  Adapt and Opiant remain committed to protect the intellectual property portfolio related to NARCAN®Nasal Spray.
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
GLOBAL PANDEMIC RISK
The COVID-19 coronavirus pandemic could have a material adverse impact on our business, results of operations and financial performance.
In December 2019, a novel strain of coronavirus, SARS-CoV-2, was reported to have surfaced. Since then, the SARS-CoV-2 virus has been determined to cause the disease COVID-19. COVID-19 has spread worldwide, including in the United States, Canada and Europe.  The World Health Organization declared the COVID-19 coronavirus outbreak as a global pandemic on March 11, 2020. The pandemic has caused various

EMERGENT BIOSOLUTIONS INC.

governments, including in the United States at Federal and state levels, to impose restrictions on people and businesses, such as quarantines, closures, cancellations and travel restrictions. We may experience significant disruptions due to the COVID-19 pandemic, which has impacted and could severely impact our business and operations, including:

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

•	potential delays delivering products to our customers which may lead to decline in sales of our government or commercially procured products that may consequently negatively impact our revenues;

•	further declines to our revenues from the sales of our vaccine products that target travelers due to the significant reduction to international travel caused by the COVID-19 pandemic;

•	potential delays or disruptions in our key clinical trials; and

•	limitations in employee resources that would otherwise be focused on our business.
The global pandemic caused by COVID-19 continues to rapidly evolve. The full extent to which the COVID-19 pandemic will impact our business, results of operations and our financial condition will depend on future developments, which are highly uncertain and cannot be predicted or reasonably estimated with confidence at this time, such as the duration of the pandemic, travel restrictions and social distancing policies and requirements in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to mitigate and treat the disease.

Due to the widespread impact of the pandemic, it is possible that our consolidated financial results for future fiscal quarters and for 2020 may be negatively impacted, including as a result of increased government regulation and introduction of mitigation and prevention measures. The pandemic has already caused significant disruptions in the financial markets, and may continue to cause such disruptions, which could impact our ability to raise additional funds through public offerings and may also impact the volatility of our stock price and trading in our stock. In addition, the COVID-19 pandemic has adversely affected, and is expected to continue to adversely affect the United States and the global economy, having resulted in an economic downturn and recession that could impact demand for our products. Such events that are generally outside of our control could have a material adverse impact on our business, operating results and financial conditions.
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
The success of our business and our future operating results are significantly dependent on anticipated funding for the procurement of our anthrax vaccines and the terms of our BioThrax and AV7909 sales to the USG, including the price per dose, the number of doses and the timing of deliveries. We have no certainty that funding will be made available for the procurement of our anthrax vaccines. If priorities for the SNS change generally or with respect to our anthrax vaccines, funding to procure future doses of BioThrax or AV7909 may be delayed, limited or not available, BARDA may never complete the anticipated full transition to stockpiling AV7909 in support of anthrax preparedness, and our future business, financial condition, operating results and cash flows could be materially harmed.
In addition, we currently derive a substantial portion of our revenues from sales of ACAM2000 to the USG. If priorities for the SNS change with respect to ACAM2000 or the USG decides not to exercise additional options under our ACAM2000 contract our

EMERGENT BIOSOLUTIONS INC.

future business, financial condition, operating results and cash flows could be materially harmed.
Although a pre-EUA submission package related to AV7909 has been submitted to the FDA, we may not receive an EUA and eventual FDA licensure in a timely manner or at all. Delays in our ability to achieve a favorable outcome from the FDA could prevent us from realizing the full potential value of our BARDA contract for the advanced development and procurement of AV7909.
In collaboration with us, the CDC filed with the FDA a pre-EUA submission package related to AV7909, which enables FDA review of data in anticipation of a request for an EUA. This submission triggered BARDA to exercise its first contract option (valued at approximately $261 million) in July 2019 to procure 10 million doses of AV7909 and an another option in July 2020 to procure additional doses (valued at approximately $258 million) for inclusion into the SNS in support of anthrax preparedness.
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
The USG is the principal customer for our PHT-focused MCMs and is the primary source of funds for the development of most of our product candidates in our development pipeline, most notably our AV7909 procured product candidate. We anticipate that the USG will also be a principal customer for those MCMs that we successfully develop within our existing product development pipeline, as well as those we acquire in the future. Additionally, a significant portion of our revenue comes from USG development contracts and grants. Over its lifetime, a USG procurement or development program may be implemented through the award of many different individual contracts and subcontracts. The funding for such government programs is subject to Congressional appropriations, generally made on a fiscal year basis, even for programs designed to continue for several years. For example, sales of BioThrax to be supplied under our procurement contract with the CDC are subject to the availability of funding, mostly from annual appropriations. These appropriations can be subject to political considerations, changes in priorities due to global pandemics and stringent budgetary constraints.
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
The majority of our revenue is substantially dependent upon product procurement contracts with the USG and foreign governments for our PHT products. Upon the expiration of a procurement contract, we may not be able to negotiate a follow-on procurement contract for the particular product for a similar product volume, period of performance, pricing or other terms, or at all. The inability to secure a similar or increased procurement contract could materially affect our revenues and our business, financial condition, operating results and cash flows could be harmed. For example, the BARDA procurement contract for raxibacumab that we acquired in our acquisition of raxibacumab from Human Genome Sciences, Inc. and GlaxoSmithKline LLC (collectively referred to as GSK), completed in November 2019. We intend to negotiate follow-on procurement contracts for most of our PHT products upon the expiration of a related procurement contract, including our procurement contract for raxibacumab, but there can be no assurance that we will be successful obtaining any follow-on contracts. Even if we are

EMERGENT BIOSOLUTIONS INC.

successful in negotiating a follow-on procurement contract, it may be for a lower product volume, over a shorter period of performance or be on less favorable pricing or other terms. An inability to secure follow-on procurement contracts for our products could materially and adversely affect our revenues, and our business, financial condition, operating results and cash flows could be harmed.
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

EMERGENT BIOSOLUTIONS INC.

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

EMERGENT BIOSOLUTIONS INC.

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
There are many other difficulties and uncertainties inherent in pharmaceutical research and development that could significantly delay or otherwise materially delay our ability to develop future product candidates. These include, but are not limited to:

•	Conditions imposed by regulators, ethics committees, or International Review Boards for preclinical testing and clinical trials relating to the scope or design of our clinical trials;

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

EMERGENT BIOSOLUTIONS INC.

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

EMERGENT BIOSOLUTIONS INC.

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
Since enactment of the ACA, there have been numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017, which was signed by the President on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which required most Americans to carry a minimal level of health insurance, became effective on January 1, 2019. In addition, Congress will likely consider other legislation to replace elements of the ACA. It is possible that such initiatives, if enacted into law, could ultimately result in fewer individuals having health insurance coverage or in individuals having insurance coverage with less generous benefits. We will continue to evaluate the effect that the ACA and its possible repeal and replacement could have on our business.
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

EMERGENT BIOSOLUTIONS INC.

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

EMERGENT BIOSOLUTIONS INC.

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

EMERGENT BIOSOLUTIONS INC.

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

EMERGENT BIOSOLUTIONS INC.

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

EMERGENT BIOSOLUTIONS INC.

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

EMERGENT BIOSOLUTIONS INC.

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
We currently sell certain of our products outside the United States and intend to expand the countries in which we sell our products and have received market authorization under the mutual recognition procedure to sell BioThrax in France, Italy, the Netherlands, Poland, and the United Kingdom. To market our products in foreign jurisdictions under normal circumstances, we generally need to obtain separate regulatory approvals and comply with numerous and varying requirements or use alternative “emergency use” or other exemptions from general approval and import requirements. Approval by the FDA in the United States or the mutual recognition procedure in the European member states does not ensure approval by all foreign regulatory authorities. The approval procedures in foreign jurisdictions can vary widely and can involve additional clinical trials and data review beyond that required by the FDA or under the mutual recognition procedure. There is also a risk that a regulatory authority in another country could conclude that we have violated the rules and regulations related to product development, approval or promotion in that country. Therefore, there is a risk that we could be subject to a foreign enforcement action if found to be in violation of such laws and regulations. We and our collaborators may not be able to obtain foreign regulatory approvals on a timely basis, if at all, and we may be unable to successfully commercialize our products in desired jurisdictions internationally if no alternate procurement pathway is identified for authorized government customers in a particular

EMERGENT BIOSOLUTIONS INC.

jurisdiction. We have limited experience in preparing, filing and prosecuting the applications necessary to gain foreign regulatory approvals and expect to rely on third-party contract research organizations and consultants to assist us in this process. Our reliance on third parties can introduce additional uncertainty into the process.
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

EMERGENT BIOSOLUTIONS INC.

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

EMERGENT BIOSOLUTIONS INC.

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

EMERGENT BIOSOLUTIONS INC.

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

EMERGENT BIOSOLUTIONS INC.

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
Issues that could delay or prevent successful integration or cost synergies of an acquired business or products include, among others:

•	retaining existing customers and attracting new customers;

•	retaining key employees;

•	diversion of management attention and resources;

•	conforming internal controls, policies and procedures, business cultures and compensation programs;

•	consolidating corporate and administrative infrastructures;

•	successfully executing technology transfers and obtaining required regulatory approvals;

•	consolidating sales and marketing operations;

•	identifying and eliminating redundant and underperforming operations and assets;

•	assumption of known and unknown liabilities;

•	coordinating geographically dispersed organizations;

•	managing tax costs or inefficiencies associated with integrating operations; and

•	the strength of any intellectual property portfolio we may acquire.
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

EMERGENT BIOSOLUTIONS INC.

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
Our NARCAN® Nasal Spray marketed product could face potential competition from other treatments.
Our marketed product NARCAN® Nasal Spray could potentially face substantial competition from other treatments, including injectable naloxone, auto-injectors, nasal sprays or improvised nasal spray kits. In addition, other entrants may seek approval to market generic versions of NARCAN® Nasal Spray before the expiration date of patents that cover the NARCAN® products.
In 2016, and in 2018, Teva and Perrigo each respectively filed an Abbreviated New Drug Application with the FDA (ANDA) seeking regulatory approval to market a generic version of NARCAN® Nasal Spray 4mg/spray. The Company, through its Adapt Pharma subsidiaries (collectively, Adapt), filed patent infringement lawsuits against both Teva and Perrigo related to their ANDA submissions. Adapt also filed a complaint related to Teva’s ANDA seeking to market a generic version of NARCAN® (naloxone hydrochloride) Nasal Spray 2mg/spray.
On February 12, 2020, Emergent entered into a settlement agreement with Perrigo. Under the terms of this settlement agreement, Perrigo is able to enter the market on January 5, 2033, except under certain circumstances related to the final outcome of the current litigation against Teva or litigation against future ANDA filers.
On June 5, 2020, the U.S. District Court for the District of New Jersey issued an unfavorable ruling against Adapt in the consolidated case. The Company intends to appeal the decision to the U.S. Court of Appeals for the Federal Circuit. While the case is on appeal, it is possible that Teva could proceed with an at-risk launch of their generic NARCAN® Nasal Spray 4mg/spray. The 2mg/spray matter is still pending.
Sales of generic versions of NARCAN® Nasal Spray at prices lower than our branded product have the potential to erode our sales and could impact our product revenue related to NARCAN® Nasal Spray. Additionally, we are aware that other companies are developing other product candidates containing naloxone that, if successful, could compete with NARCAN Nasal Spray and potentially reduce market share. In January 2019, the FDA released new proposed template Drug Facts Labels to assist sponsors of investigational naloxone nasal sprays and auto-injectors seeking approval from the FDA for over-the-counter naloxone products. Any reduction in demand for NARCAN® Nasal Spray in favor of a competing product, or unsuccessful efforts to defend underlying patents from infringement by generic entrants, could lead to a loss of market share and cause reduced revenues, margins and levels of profitability for us, which could affect our business, financial condition, operating results and cash flows.
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

EMERGENT BIOSOLUTIONS INC.

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

We are developing two product candidates for the possible prophylaxis or treatment of COVID-19 and we are also providing contract development and manufacturing services for the development and/or manufacture of four vaccine product candidates for customers. There can be no assurance that any of these product candidates will be safe or effective. There can be no assurance that any of these product candidates will receive approval or be authorized for emergency use by the FDA or any other health regulatory authority. Even if these product candidates are safe and/or effective and receive approval or authorization by a health regulatory authority, the manufacturing processes for these programs are under development and will be complex. As a result, there can be no assurance that we will be able to produce any significant quantity of these products or a timely basis or at all, which could adversely affect our business, financial condition, operating results and cash flows.

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

EMERGENT BIOSOLUTIONS INC.

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

EMERGENT BIOSOLUTIONS INC.

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

The cost of litigation to uphold the validity of patents to prevent or stop infringement or to otherwise protect or enforce our proprietary rights could be substantial and, from time to time, our patents are subjected to opposition proceedings or validity challenges. Some of our competitors may choose to or be better able to sustain the costs of complex patent litigation. Intellectual property lawsuits are expensive and unpredictable and consume management's time and attention and other resources, even if the outcome is successful. In addition, there is a risk that a court could decide that our patents are not valid, are unenforceable, or are not infringed by a competitor product. There is also a risk that, even if the validity of a patent is upheld, a court could refuse to stop the other party from using the invention(s), including on the grounds that its activities do not infringe the patent. If any of these events occur, our business, financial condition, operating results and cash flows could be materially and adversely affected.
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

EMERGENT BIOSOLUTIONS INC.

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
Further, the 2010 Patient Protection and Affordable Care Act, which was signed into law on March 23, 2010, included a subtitle called the Biologics Price Competition and Innovation Act of

EMERGENT BIOSOLUTIONS INC.

2009 (BPCIA). That Act established a regulatory scheme authorizing the FDA to approve biosimilars and interchangeable biosimilars. As of January 15, 2020, the FDA had approved thirty six biosimilar products for use in the United States. No interchangeable biosimilars, have been approved. The FDA has issued several guidance documents outlining approaches for review and approval of biosimilars.
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
In connection with the acquisition of Adapt, we entered into an amendment and restatement of our 2017 credit agreement to provide for new five-year syndicated Senior Secured Credit Facilities that replaced our existing facility. The Senior Secured Credit Facilities include a $450 million Term Loan and

EMERGENT BIOSOLUTIONS INC.

the ability to borrow up to $600 million with a revolving credit facility, of which we had outstanding borrowings of approximately $430 million and $353 million, respectively, as of June 30, 2020. We may also seek additional debt financing to support our ongoing activities or to provide additional financial flexibility. Debt financing could have significant adverse consequences for our business, including:

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
We manage our interest rate risk in part by entering into interest rate swaps with a number of counterparties to swap a portion of our indebtedness that is based on variable interest rates to a fixed rate. As a result, we are subject to the risk that the counterparty to one or more of these contracts defaults on its performance under the contract. During an economic downturn, such as the current economic recession, the counterparty's financial condition may deteriorate rapidly and with little notice and we may be unable to take action to protect our exposure. In the event of a counterparty default, we could incur losses, which may harm our business and financial condition. In the event that one or more of our counterparties becomes insolvent or files for bankruptcy, our ability to eventually recover any losses suffered as a result of that counterparty's default may be limited by the liquidity of the counterparty.

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

EMERGENT BIOSOLUTIONS INC.

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

EMERGENT BIOSOLUTIONS INC.

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

EMERGENT BIOSOLUTIONS INC.

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
Mr. El-Hibri has the ability to significantly influence the election of the members of our Board of Directors due to his substantial beneficial ownership of our common stock. As of June 30, 2020, Mr. El-Hibri was the beneficial owner of approximately 10% of our outstanding common stock. As a result, Mr. El-Hibri could exercise substantial influence over all corporate actions requiring board or stockholder approval, including a change of control, or any amendment of our certificate of incorporation or by-laws. The control by Mr. El-Hibri may prevent other stockholders from influencing significant corporate decisions. In addition, Mr. El-Hibri's significant beneficial ownership of our shares could present the potential for a conflict of interest.
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

EMERGENT BIOSOLUTIONS INC.

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
Our stock price has been, and is likely to continue to be, volatile. The market price of our common stock could fluctuate significantly for many reasons, including in response to the risks described in this “Risk Factors” section, or for reasons unrelated to our operations, such as reports by industry analysts, investor perceptions or negative announcements by our customers, competitors or suppliers regarding their own performance, as well as industry conditions and general financial, economic and political instability. From November 15, 2006, when our common stock first began trading on the New York Stock Exchange, through July 24, 2020, our common stock has traded as high as $107.16 per share and as low as $4.17 per share. Due to fears associated with COVID-19, the stock market has recently experienced extreme volatility and the market for biopharmaceutical companies has generally experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price of our common stock may be influenced by many factors, including, among others:

•	contracts, decisions and procurement policies by the USG affecting our anthrax vaccines and our other products and product candidates;

•	CDMO contracts related to COVID-19 with collaboration partners;

•	the success of competitive products or technologies;

•	results of clinical and non-clinical trials of our product candidates;

•	announcements of acquisitions, financings or other transactions by us;

•	litigation or legal proceedings;

•	public concern as to the safety of our products;

•	termination or delay of a development program;

•	the recruitment or departure of key personnel;

•	variations in our product revenue and profitability; and

•	the other factors described in this “Risk Factors” section.
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
Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales or the perception in the market that the holders of a large number of shares intend to sell shares could reduce the market price of our common stock. Moreover, holders of an aggregate of approximately 6 million shares of our common stock outstanding as of June 30, 2020, have the right to require us to register these shares of common stock under specified circumstances.

EMERGENT BIOSOLUTIONS INC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
Not applicable.
Use of Proceeds
Not applicable.
Purchases of Equity Securities
Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.
ITEM 6. EXHIBITS
The exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index immediately preceding the exhibits hereto.

EMERGENT BIOSOLUTIONS INC.

Exhibit Index

Exhibit Number	Description
10.1#†	Award/Contract, effective June 15, 2012 (BARDA ADM Contract), from the BioMedical Advance Research and Development Authority to Emergent Manufacturing Operations Baltimore LLC.
10.2#†	Modification No. 19, effective, May 25, 2020, to the BARDA ADM Contract.
10.3#†	Modification No. 20, effective, May 26, 2020, to the BARDA ADM Contract.
10.4#†	Order for Supplies and Services Between Emergent Manufacturing Operations Baltimore LLC and the BioMedical Advance Research and Development Authority, dated May 24, 2020, under the BARDA ADM Contract.
10.5#†
Modification No. 1, effective, May 28, 2020 to the Award/Contract, effective August 30, 2019 (ACAM2000 Contract), from the Assistant Secretary, U.S. Department of Health and Human Services (ASPR/OPM) to Emergent Product Development Gaithersburg Inc.

31.1 #	Certification of the Chief Executive Officer, pursuant to Exchange Act Rule 13a-14(a).
31.2 #	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).
32.1 #	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 #	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 #
The following financial information related to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statement of Changes in Stockholders' Equity; and (vi) the related Notes to the Condensed Consolidated Financial Statements.

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

EMERGENT BIOSOLUTIONS INC.

By: /s/ROBERT G. KRAMER Robert G. Kramer President, Chief Executive Officer and Director (Principal Executive Officer)

Date: July 31, 2020

By: /s/RICHARD S. LINDAHL Richard S. Lindahl Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Date: July 31, 2020