Form 10-Q
period 2020-09-30
Emergent BioSolutions Inc.
filed 2020-11-06
CIK 1367644

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	September 30, 2020

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 30, 2020 the registrant had 52,999,139 shares of common stock outstanding.

Emergent BioSolutions Inc.

EMERGENT BIOSOLUTIONS INC.
PART I. FINANCIAL INFORMATION
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q and the documents we incorporate by reference include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, including statements regarding the future earnings and performance of Emergent BioSolutions Inc. or any of our businesses, our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management and the continued impact of the COVID-19 pandemic, are forward-looking statements. We generally identify forward-looking statements by using words like "will," "believes," "expects," "anticipates," "intends," "plans," "forecasts," "estimates" and similar expressions in conjunction with, among other things, discussions of financial performance or financial condition, growth strategy, product sales, manufacturing capabilities, product development, regulatory approvals or expenditures. These forward-looking statements are based on our current intentions, beliefs and expectations regarding future events. We cannot guarantee that any forward-looking statement will be accurate. You should realize that if underlying assumptions prove inaccurate or unknown risks or uncertainties materialize, actual results could differ materially from our expectations. You are, therefore, cautioned not to place undue reliance on any forward-looking statement. Any forward-looking statement speaks only as of the date on which such statement is made, and, except as required by law, we do not undertake to update any forward-looking statement to reflect new information, events or circumstances.
There are a number of important factors that could cause our actual results to differ materially from those indicated by such forward-looking statements, including, among others:
▪the impact of global economic conditions and public health crises and epidemics, such as the novel strain of coronavirus (SARS-CoV-2) causing COVID-19 disease, on our markets, operations and employees as well as those of our customers and suppliers;
▪the availability of U.S. government (USG) funding for procurement of our products;
▪our ability to perform under our contracts with the USG including the timing of and specifications relating to deliveries;
▪our ability to provide contract development and manufacturing (CDMO) services for the development and/or manufacture of product candidates of our customers at required levels;
▪our ability and the ability of our contractors and suppliers to maintain compliance with current good manufacturing practices and other regulatory obligations;
▪our ability to obtain and maintain regulatory approvals for our product candidates and the timing of any such approvals;
▪the continued exercise of discretion by the Biomedical Advanced Research and Development Authority (BARDA) to procure additional doses of AV7909 (anthrax vaccine adsorbed with adjuvant) prior to approval by the U.S. Food and Drug Administration (FDA);
▪the exercise of all remaining options under our contract for the procurement of ACAM2000®(Smallpox (Vaccinia) Vaccine, Live) and other procurement contracts;
▪the negotiation of further commitments or contracts related to the collaboration and deployment of capacity toward future commercial manufacturing under our CDMO contracts;
▪our ability to secure licensure of AV7909 from the FDA within the anticipated timeframe, if at all;
▪our ability to secure follow-on procurement contracts for our public health threat (PHT) products that are under procurement contracts that have expired or will be expiring;
▪our ability to successfully appeal the recent patent litigation decision related to NARCAN®(naloxone hydrochloride) Nasal Spray 4mg/spray;
▪our ability and the ability of our collaborators to enforce patents related to NARCAN Nasal Spray against potential generic entrants;
▪our ability to develop safe and effective treatments for COVID-19 and obtain FDA approval or authorization for emergency or broader patient use of such treatments;
▪our ability to identify and acquire companies, businesses, products or product candidates that satisfy our selection criteria;
▪our ability to comply with the operating and financial covenants required by our senior secured credit facilities and our 3.875% Senior Unsecured Notes due 2028;
▪the procurement of products by USG entities under regulatory exemptions prior to approval by the FDA and corresponding procurement by government entities outside of the United States under regulatory exemptions prior to approval by the corresponding regulatory authorities in the applicable country;

EMERGENT BIOSOLUTIONS INC.
▪the impact on our revenues from declines in sales of our vaccine products that target travelers due to the reduction of international travel caused by the COVID-19 pandemic;
▪the success of our commercialization, marketing and manufacturing capabilities and strategy; and
▪the accuracy of our estimates regarding future revenues, expenses, capital requirements and needs for additional financing.

The foregoing sets forth many, but not all, of the factors that could cause actual results to differ from our expectations in any forward-looking statement. New factors emerge from time to time and it is not possible for management to predict all such factors, nor can it assess the impact of any such factor on the business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement. You should consider this cautionary statement, the risk factors identified in the section entitled “Risk Factors” in this quarterly report on Form 10-Q and the risk factors identified in our other periodic reports filed with the Securities and Exchange Commission (SEC) when evaluating our forward-looking statements.
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

ITEM 1. FINANCIAL STATEMENTS
Emergent BioSolutions Inc.
Condensed Consolidated Balance Sheets
(unaudited, in millions, except per share amounts)

	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$415.0	$167.8
Restricted cash	0.2	0.2
Accounts receivable, net	196.1	270.7
Inventories, net	270.1	222.5
Prepaid expenses and other current assets	77.4	25.0
Total current assets	958.8	686.2

Property, plant and equipment, net	606.5	542.3
Intangible assets, net	678.1	712.9
In-process research and development	—	29.0
Goodwill	266.5	266.6
Other assets	106.4	90.3
Total assets	$2,616.3	$2,327.3

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$102.8	$94.8
Accrued expenses	34.9	39.5
Accrued compensation	76.9	62.4
Debt, current portion	30.9	12.9
Other current liabilities	53.8	6.7
Total current liabilities	299.3	216.3

Contingent consideration, net of current portion	35.2	26.0
Debt, net of current portion	848.5	798.4
Deferred tax liability	64.0	63.9
Contract liabilities, net of current portion	60.4	85.6
Other liabilities	57.4	48.6
Total liabilities	1,364.8	1,238.8

Stockholders' equity:
Preferred stock, $0.001 par value; 15.0 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value; 200.0 shares authorized, 54.2 and 53.0 shares issued; 53.0 and 51.7 shares outstanding, respectively	0.1	0.1
Treasury stock, at cost, 1.2 common shares	(39.6)	(39.6)
Additional paid-in capital	770.9	716.1
Accumulated other comprehensive loss, net	(21.4)	(9.9)
Retained earnings	541.5	421.8
Total stockholders' equity	1,251.5	1,088.5
Total liabilities and stockholders' equity	$2,616.3	$2,327.3

See accompanying notes.

Emergent BioSolutions Inc.
Condensed Consolidated Statements of Operations
(unaudited, in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Product sales, net	$202.2	$256.2	$648.9	$592.7
Contract development and manufacturing services	157.1	20.0	251.4	54.6
Contracts and grants	25.9	35.6	72.1	98.4
Total revenues	385.2	311.8	972.4	745.7

Operating expenses:
Cost of product sales and contract development and manufacturing services	149.0	108.0	355.7	300.7
Research and development	84.4	53.4	175.0	163.4
Selling, general and administrative	75.5	65.0	221.2	201.3
Amortization of intangible assets	15.0	14.7	44.8	43.9
Total operating expenses	323.9	241.1	796.7	709.3

Income from operations	61.3	70.7	175.7	36.4

Other income (expense):
Interest expense	(7.6)	(10.3)	(22.6)	(29.3)
Other, net	1.3	(1.5)	1.3	(1.2)
Total other income (expense), net	(6.3)	(11.8)	(21.3)	(30.5)

Income before provision (benefit) for income taxes	55.0	58.9	154.4	5.9
Income tax provision (benefit)	15.5	15.7	34.7	(1.7)
Net income	$39.5	$43.2	$119.7	$7.6

Net income per common share
Basic	$0.75	$0.84	$2.28	$0.15
Diluted	$0.73	$0.83	$2.23	$0.15

Shares used in computing income per share
Basic	53.0	51.6	52.5	51.4
Diluted	54.3	52.3	53.6	52.3

See accompanying notes.

Emergent BioSolutions Inc.
Condensed Consolidated Statements of Comprehensive Income
(unaudited, in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$39.5	$43.2	$119.7	$7.6
Other comprehensive income (loss), net of tax:
Foreign currency translation	(0.2)	(1.1)	(0.6)	0.6
Unrealized gains (losses) on hedging activities	1.0	(3.0)	(10.9)	(4.2)
Total other comprehensive income (loss)	0.8	(4.1)	(11.5)	(3.6)
Comprehensive income	$40.3	$39.1	$108.2	$4.0

During the three and nine months ended September 30, 2020 there were tax (expense) benefits related to unrealized gains (losses) on hedging activities of $(0.2) and $3.4, respectively; the tax effects of foreign currency translations were de minimus. During the three and nine months ended September 30, 2019 the tax effects of other comprehensive (loss) income were de minimus.
See accompanying notes.

Emergent BioSolutions Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited, in millions)

	Nine Months Ended September 30,
	2020	2019
Cash flows provided by operating activities:
Net income	$119.7	$7.6
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	41.0	21.0
Depreciation and amortization	85.6	82.8
Impairment of IPR&D intangible asset	29.0	—
Change in fair value of contingent consideration, net	31.3	12.4
Amortization of deferred financing costs	2.4	2.2
Deferred income taxes	(4.4)	(5.7)
Other	0.6	0.7
Changes in operating assets and liabilities:
Accounts receivable	74.6	(18.6)
Inventories	(47.6)	(24.4)
Prepaid expenses and other assets	(61.8)	(36.5)
Accounts payable	10.6	2.5
Accrued expenses	4.4	5.2
Accrued compensation	14.5	(2.4)
Contract liabilities	(9.0)	19.1
Net cash provided by operating activities:	290.9	65.9
Cash flows used in investing activities:
Purchases of property, plant and equipment and other	(105.0)	(50.8)
Milestone payment from prior asset acquisition	(10.0)	(10.0)
Net cash used in investing activities:	(115.0)	(60.8)
Cash flows provided by financing activities:
Proceeds from revolving credit facility	—	130.0
Principal payments on revolving credit facility	(373.0)	(95.0)
Proceeds from senior unsecured notes	450.0	—
Principal payments on term loan facility	(8.4)	(8.4)
Debt issuance costs	(8.4)	—
Proceeds from exercise of stock options	26.6	5.7
Taxes paid for share-based compensation activity	(12.8)	(6.6)
Contingent consideration payments	(2.2)	(3.7)
Net cash provided by financing activities:	71.8	22.0
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(0.5)	(0.1)
Net increase in cash, cash equivalents and restricted cash	247.2	27.0
Cash, cash equivalents and restricted cash at beginning of period	168.0	112.4
Cash, cash equivalents and restricted cash at end of period	$415.2	$139.4
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$14.0	$27.6
Cash paid during the period for income taxes	87.3	21.2
Supplemental information on non-cash investing and financing activities:
Purchases of property, plant and equipment unpaid at period end	$9.7	$18.1
Reconciliation of cash and cash equivalent and restricted cash at September 30, 2020 and December 31, 2019:
Cash and cash equivalents	$415.0	$167.8
Restricted cash	0.2	0.2
Total	$415.2	$168.0
See accompanying notes.

Emergent BioSolutions Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity
(unaudited, in millions)

	$0.001 Par Value Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
	Shares	Amount		Shares	Amount

Balance at December 31, 2019	53.0	$0.1	$716.1	(1.2)	$(39.6)	$(9.9)	$421.8	$1,088.5
Employee equity plans activity	1.2	—	54.8	—	—	—	—	54.8
Net income	—	—	—	—	—	—	119.7	119.7
Other comprehensive income	—	—	—	—	—	(11.5)	—	(11.5)
Balance at September 30, 2020	54.2	$0.1	$770.9	(1.2)	$(39.6)	$(21.4)	$541.5	$1,251.5

Balance at June 30, 2020	54.1	$0.1	$758.5	(1.2)	$(39.6)	$(22.2)	$502.0	$1,198.8
Employee equity plans activity	0.1	—	12.4	—	—	—	—	12.4
Net income	—	—	—	—	—	—	39.5	39.5
Other comprehensive income	—		—	—	—	0.8	—	0.8
Balance at September 30, 2020	54.2	$0.1	$770.9	(1.2)	$(39.6)	$(21.4)	$541.5	$1,251.5

Balance at December 31, 2018	52.4	$0.1	$688.6	(1.2)	$(39.6)	$(5.5)	$367.3	$1,010.9
Employee equity plans activity	0.4	—	20.2	—	(0.1)	—	—	20.1
Net income	—	—	—	—	—	—	7.6	7.6
Other comprehensive income	—	—	—	—	—	(3.6)	—	(3.6)
Balance at September 30, 2019	52.8	$0.1	$708.8	(1.2)	$(39.7)	$(9.1)	$374.9	$1,035.0

Balance at June 30, 2019	52.7	$0.1	$701.8	(1.2)	$(39.7)	$(5.0)	$331.7	$988.9
Employee equity plans activity	0.1	—	7.0	—	—	—	—	7.0
Net income	—	—	—	—	—	—	43.2	43.2
Other comprehensive income	—	—	—	—	—	(4.1)	—	(4.1)
Balance at September 30, 2019	52.8	$0.1	$708.8	(1.2)	$(39.7)	$(9.1)	$374.9	$1,035.0

See accompanying notes.

EMERGENT BIOSOLUTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in millions, except share and per share amounts)

1.    Business
Organization and business
Emergent BioSolutions Inc. (the "Company" or "Emergent") is a global life sciences company focused on providing civilian and military populations with a portfolio of innovative preparedness and response products and solutions that address accidental, deliberate and naturally occurring public health threats ("PHTs," each a “PHT”).
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
The Company's product and services portfolio includes:
Vaccines
▪ACAM2000® (Smallpox (Vaccinia) Vaccine, Live), the only single-dose smallpox vaccine licensed by the FDA for active immunization against smallpox disease for persons determined to be at high risk for smallpox infection;
▪BioThrax® (Anthrax Vaccine Adsorbed), the only vaccine licensed by the FDA, for the general use prophylaxis and post-exposure prophylaxis of anthrax disease;
▪Vaxchora® (Cholera Vaccine, Live, Oral), the only single-dose oral vaccine licensed by the FDA and the European Medicines Agency (EMA) for the prevention of cholera; and
▪Vivotif® (Typhoid Vaccine Live Oral Ty21a), the only oral vaccine licensed by the FDA for the prevention of typhoid fever.
Devices
▪NARCAN® (naloxone HCl) Nasal Spray, the first needle-free formulation of naloxone approved by the FDA and Health Canada, for the emergency treatment of known or suspected opioid overdose as manifested by respiratory and/or central nervous system depression; and
▪RSDL® (Reactive Skin Decontamination Lotion Kit), the only medical device cleared by the FDA to remove or neutralize the following chemical warfare agents from the skin: tabun, sarin, soman, cyclohexyl sarin, VR, VX, mustard gas and T-2 toxin.
Therapeutics
▪raxibacumab (Anthrax Monoclonal), a fully human monoclonal antibody therapeutic licensed by the FDA for the treatment and prophylaxis of inhalational anthrax;
▪Anthrasil® (Anthrax Immune Globulin Intravenous (Human)), the only polyclonal antibody therapeutic licensed by the FDA and Health Canada for the treatment of inhalational anthrax;
▪BAT® (Botulism Antitoxin Heptavalent (A,B,C,D,E,F,G)-(Equine)), the only heptavalent antibody therapeutic licensed by the FDA and Health Canada for the treatment of botulism; and;
▪VIGIV (Vaccinia Immune Globulin Intravenous (Human)), the only polyclonal antibody therapeutic licensed by the FDA and Health Canada to address certain complications from smallpox vaccination.
Procured Product Candidates
•AV7909® (Anthrax Vaccine Absorbed with Adjuvant), is a procured product candidate being developed as a next generation anthrax vaccine for post-exposure prophylaxis of disease resulting from suspected or confirmed Bacillus anthracis exposure. The USG has started procuring AV7909 for the Strategic National Stockpile ("SNS") prior to its approval by the FDA and has been reducing its purchases of BioThrax as a result; and

EMERGENT BIOSOLUTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in millions, except share and per share amounts)

•Trobigard® is a combination drug-device auto-injector procured product candidate that contains atropine sulfate and obidoxime chloride. It has not been approved by the FDA or any similar health regulatory body, but it is procured by certain authorized government buyers under special circumstances for potential use as a nerve agent countermeasure.
Contract Development and Manufacturing Services
The Company's contract development and manufacturing service offerings cover development services, drug substance manufacturing and drug product manufacturing across the pharmaceutical and biotechnology industries as well as the USG and non-governmental organizations. The Company's technology platforms include mammalian, microbial, viral, plasma and advanced therapies utilizing our core capabilities for manufacturing to third parties on a clinical and commercial (small and large) scale. Additional services include fill/finish formulation and analytical development services for injectable and other sterile products, inclusive of process design, technical transfer, manufacturing validations, aseptic filling, lyophilization, final packaging and stability studies, as well as manufacturing of vial and pre-filled syringe formats on multiple platforms.
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
All adjustments contained in the accompanying unaudited condensed consolidated financial statements are of a normal recurring nature and are necessary to present fairly the financial position of the Company as of September 30, 2020. Interim results are not necessarily indicative of results that may be expected for any other interim period or for an entire year.
Significant accounting policies
During the nine months ended September 30, 2020, there have been no significant changes to the Company's summary of significant accounting policies contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC. During the nine months ended September 30, 2020, the Company entered into several multi-year CDMO arrangements and further defined our accounting policies around these arrangements in Note 10.
Fair value measurements
Separate disclosure is required for assets and liabilities measured at fair value on a recurring basis from those measured at fair value on a non-recurring basis. The Company has cash held in money market accounts (level 1), contingent purchase consideration (level 3) and interest rate swaps arrangements (level 2) that are measured at fair value on a recurring basis (Note 7 and Note 8). As of September 30, 2020 and December 31, 2019, the Company held cash in money market accounts of $290.8 million and $52.2 million, respectively. The Company also records the assets and liabilities of acquisitions at fair value.

EMERGENT BIOSOLUTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in millions, except share and per share amounts)

On a non-recurring basis, the Company measures its long-lived assets, including IPR&D assets (level 3) using fair value measurements. Goodwill is allocated to the Company's reporting units, which are one level below its operating segment. The Company evaluates goodwill and other indefinite-lived intangible assets for impairment annually as of October 1 and earlier if an event or other circumstance indicates that we may not recover the carrying value of the asset. If the Company believes that as a result of its qualitative assessment it is more likely than not that the fair value of a reporting unit or other indefinite-lived intangible asset is greater than its carrying amount, the quantitative impairment test is not required. If however it is determined that it is not more likely than not that the fair value of a reporting unit or other indefinite-lived intangible asset is greater than its carrying amount, a quantitative test is required. Long-lived assets such as intangible assets and property, plant and equipment are not required to be tested for impairment annually. Instead, long-lived assets are tested for impairment whenever circumstances indicate that the carrying amount of the asset may not be recoverable, such as when there is an adverse change in the market relating to those related assets. The impairment test first requires a comparison of undiscounted future cash flows to the carrying value of the asset. Determining the need for a detailed impairment analysis requires the exercise of judgment about several business factors, including the timing of expected future cash flows and assumptions about the economic environment. During the period ending September 30, 2020, the Company recorded an impairment of its IPR&D intangible assets, which is further discussed in note 6.
As of September 30, 2020 and December 31, 2019, the Company had no other significant assets or liabilities that were measured at fair value.
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
3.    Inventories, net
The components of inventory are as follows:

	September 30, 2020	December 31, 2019
Raw materials and supplies	$116.8	$70.5
Work-in-process	104.3	89.7
Finished goods	49.0	62.3
Total inventories, net	$270.1	$222.5
Inventories, net is stated at the lower of cost or net realizable value. During the three months ended September 30, 2020, the Company recorded a charge of $13.8 million for inventories associated with the travel health business that are not expected to be realized before expiration following a reduction in travel due to COVID-19. The charge was reflected as a component of cost of product sales and contract development and manufacturing services.

EMERGENT BIOSOLUTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in millions, except share and per share amounts)

4.    Property, plant and equipment
Property, plant and equipment consisted of the following:

	September 30, 2020	December 31, 2019
Land and improvements	$51.2	$46.5
Buildings, building improvements and leasehold improvements	280.6	234.8
Furniture and equipment	352.2	334.2
Software	56.6	55.7
Construction-in-progress	112.8	81.5
Property, plant and equipment, gross	853.4	752.7
Accumulated depreciation	(246.9)	(210.4)
Total property, plant and equipment, net	$606.5	$542.3
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
The components of lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating lease cost:
Amortization of right-of-use assets	$1.1	$0.8	$3.2	$2.1
Interest on lease liabilities	0.2	0.1	0.8	0.4
Total operating lease cost	$1.3	$0.9	$4.0	$2.5

EMERGENT BIOSOLUTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in millions, except share and per share amounts)

Supplemental balance sheet information related to leases was as follows:

(In millions, except lease term and discount rate)	Balance Sheet location	September 30, 2020	December 31, 2019
Operating lease right-of-use assets	Other assets	$23.4	$24.7

Operating lease liabilities, current portion	Other current liabilities	4.4	3.6
Operating lease liabilities	Other liabilities	20.7	22.1
Total operating lease liabilities		$25.1	$25.7

Operating leases:
Weighted average remaining lease term (years)		7.4	8.0
Weighted average discount rate		4.2%	4.2%
6.    Intangible assets
The Company's intangible assets consist of products acquired via business combinations or asset acquisitions. The following tables summarize the Company's intangible assets for the periods ended September 30, 2020 and December 31, 2019:

		September 30, 2020
(in millions)	Estimated Life	Cost	Accumulated Amortization	Net
Products	9-22 years	$798.0	$123.9	$674.1
Customer relationships	8 years	28.6	25.6	3.0
Contract development and manufacturing	8 years	5.5	4.5	1.0
Total intangible assets		$832.1	$154.0	$678.1

		December 31, 2019
(in millions)	Estimated Life	Cost	Accumulated Amortization	Net
Products	9-22 years	$788.0	$82.2	$705.8
Customer relationships	8 years	28.6	23.0	$5.6
Contract development and manufacturing	8 years	5.5	4.0	$1.5
Total intangible assets		$822.1	$109.2	$712.9

During the nine months ended September 30, 2020 and 2019, the Company achieved a sales milestone that resulted in a $10.0 million obligation related to the Company's asset acquisition of raxibacumab in October 2017. As of September 30, 2020 there are no remaining contractual obligations for sales milestones related to the raxibacumab acquisition.

During the nine months ended September 30, 2020 and 2019, the Company recorded amortization expense for intangible assets of $44.8 million and $43.9 million, respectively. During the three months ended September 30, 2020 and 2019, the Company recorded amortization expense for intangible assets of $15.0 million and $14.7 million, respectively. As of September 30, 2020, the weighted average amortization period remaining for intangible assets was 13 years.

In-process research and development ("IPR&D") assets are considered to be indefinite-lived until the completion or abandonment of the associated research and development efforts. During the three months ended September 30, 2020, the Company concluded that its IPR&D intangible asset, AP004 (Naloxone prefilled syringe), currently has de minimis value and as such the Company has recorded an impairment charge of $29.0 million during the three and nine months ended September 30, 2020. The impairment charge is reflected as a component of research and development expense on the consolidated statement of operations.

EMERGENT BIOSOLUTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in millions, except share and per share amounts)

Goodwill was $266.5 million and $266.6 million for the periods ended September 30, 2020 and December 31, 2019, respectively. The change in the balance during the period was due to foreign currency translation adjustments.
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

Balance at December 31, 2019	$29.2
Change in fair value	31.3
Settlements	(2.2)
Balance at September 30, 2020	$58.3
The recurring Level 3 fair value measurements for the Company's contingent consideration liability include the following significant unobservable inputs:

Contingent Consideration Liability	Fair Value as of September 30, 2020	Valuation Technique	Unobservable Input	Range	Weighted Average
Revenue milestone and royalty based	$58.3 million	Discounted cash flow	Discount rate	2.5% - 8.6%	4.2%
			Probability of payment	50% - 100%	75.0%
			Projected year of payment	2020 - 2028	2022
8.    Derivative instruments and hedging activities
Risk management objective of using derivatives
The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its assets and liabilities and the use of derivative financial instruments. Specifically, the Company has entered into interest rate swaps to manage exposures that arise from the Company's senior secured credit agreement's payments of variable interest rate debt.
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

EMERGENT BIOSOLUTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in millions, except share and per share amounts)

As of September 30, 2020, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

	Number of Instruments	Notional
Interest rate swaps	7	$350.0
The table below presents the fair value of the Company’s derivative financial instruments designated as hedges as well as their classification on the balance sheet.

	Asset Derivatives				Liability Derivatives
	September 30, 2020		December 31, 2019		September 30, 2020		December 31, 2019
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest Rate Swaps	Other Current Assets	$—	Other Current Assets	$—	Other Current Liabilities	$5.6	Other Current Liabilities	$—
	Other Assets	$—	Other Assets	$—	Other Liabilities	$10.7	Other Liabilities	$2.0
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
The table below presents the effect of cash flow hedge accounting on accumulated other comprehensive income.

Hedging derivatives	Cumulative Amount of Gain/(Loss) Recognized in OCI on Derivative		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income
	September 30,	December 31,		Nine Months Ended September 30,
	2020	2019		2020	2019
Interest Rate Swaps	$(16.3)	$2.0	Interest expense	$(2.5)	$0.5

EMERGENT BIOSOLUTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in millions, except share and per share amounts)

9.    Debt
The components of debt are as follows:

	September 30, 2020	December 31, 2019
Term loan due 2023	$427.5	$435.9
Revolver loan due 2023	—	373.0
3.875% Senior Unsecured Notes due 2028	450.0	—
2.875% Convertible Senior Notes due 2021	10.6	10.6
Other	3.0	3.0
Total debt	891.1	822.5
Current portion of long-term debt, net of debt issuance costs	(30.9)	(12.9)
Unamortized debt issuance costs	(11.7)	(11.2)
Non-current portion of debt	$848.5	$798.4

As of September 30, 2020, the Company had approximately $1.8 million and $3.7 million of debt issuance costs associated with the revolver loan that were classified as other current assets and other assets, respectively, on the Company's consolidated balance sheets because there was no outstanding revolver balance at period end. As of December 31, 2019, the Company had approximately $1.8 million and $5.0 million of debt issuance costs associated with the revolver loan that were classified as debt, current portion and debt, net of current portion, respectively, on the Company's consolidated balance sheets because there was an outstanding revolver balance at period end.

3.875% Senior Unsecured Notes due 2028

On August 7, 2020, the Company completed its offering of $450 million aggregate principal amount of 3.875% Senior Unsecured Notes due 2028 (the “2028 Notes”) of which the majority of the net proceeds were used to pay down the Revolving Credit Facility (as defined below). Interest on the 2028 Notes is payable on February 15th and August 15th of each year until maturity, beginning on February 15, 2021. The 2028 Notes will mature on August 15, 2028.

On or after August 15, 2023, the Company may redeem the 2028 Notes, in whole or in part, at the redemption prices set forth in the related Indenture, plus accrued and unpaid interest. Prior to August 15, 2023 the Company may redeem all or a portion of the 2028 Notes at a redemption price equal to 100% of the principal amount of the 2028 Notes plus a “make-whole” premium and accrued and unpaid interest. Prior to August 15, 2023, the Company may redeem up to 40% of the aggregate principal amount of the 2028 Notes using the net cash proceeds of certain equity offerings at the redemption price set forth in the related Indenture. Upon the occurrence of a change of control, the Company must offer to repurchase the 2028 Notes at a purchase price of 101% of the principal amount of such 2028 Notes plus accrued and unpaid interest.

Negative covenants in the Indenture governing the 2028 Notes, among other things, limit the ability of the Company to incur indebtedness and liens, dispose of assets, make investments, enter into certain merger or consolidation transactions and make restricted payments.

EMERGENT BIOSOLUTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in millions, except share and per share amounts)

Senior secured credit agreement

Also on August 7, 2020, the Company entered into a Second Amendment (the “Credit Agreement Amendment”) to its senior secured credit agreement, dated October 15, 2018, with multiple lending institutions relating to the Company’s senior secured credit facilities (the “Credit Agreement,” and as amended, the “Amended Credit Agreement”), consisting of a senior revolving credit facility (the “Revolving Credit Facility”) and senior term loan facility (the “Term Loan Facility,” and together with the Revolving Credit Facility, the “Senior Secured Credit Facilities”). The Credit Agreement Amendment amended, among other things, the definition of incremental facilities limit, the consolidated net leverage ratio financial covenant by increasing the maximum level, increased the permissible applicable margins based on the Company’s consolidated net leverage ratio and increased the commitment fee that the Company is required to pay in respect of the average daily unused commitments under the Revolving Credit Facility, depending on the Company’s consolidated net leverage ratio.

The Amended Credit Agreement includes (i) a Revolving Credit Facility of $600 million with a maturity date of October 13, 2023, and (ii) a Term Loan Facility with a principal amount of $450 million. The Company may request incremental term loan facilities or increases in the Revolving Credit Facility (each an "Incremental Loan") as long as certain requirements involving our net leverage ratio will be maintained on a pro forma basis. Borrowings under the Revolving Credit Facility and the Term Loan Facility bear interest at a rate per annum equal to (a) a eurocurrency rate plus a margin ranging from 1.25% to 2.25% per annum, depending on the Company's consolidated net leverage ratio or (b) a base rate (which is the highest of the prime rate, the federal funds rate plus 0.50%, and a eurocurrency rate for an interest period of one month plus 1% plus a margin ranging from 0.25% to 1.25%, depending on the Company's consolidated net leverage ratio. The Company is required to make quarterly payments on the last business day of each calendar quarter under the Amended Credit Agreement for accrued and unpaid interest on the outstanding principal balance, based on the above interest rates. In addition, the Company is required to pay commitment fees ranging from 0.15% to 0.35% per annum, depending on the Company's consolidated net leverage ratio, for the average daily unused commitments under the Revolving Credit Facility. The Company is to repay the outstanding principal amount of the Term Loan Facility in quarterly installments on the last business day of each calendar quarter based on an annual percentage equal to 2.5% of the original principal amount of the Term Loan Facility during each of the first two years of the Term Loan Facility, 5% of the original principal amount of the Term Loan Facility during the third year of the Term Loan Facility and 7.5% of the original principal amount of the Term Loan Facility during each year of the remainder of the term of the Term Loan Facility until the maturity date of the Term Loan Facility, at which time the entire unpaid principal balance of the Term Loan Facility will be due and payable. The Company has the right to prepay the Term Loan Facility without premium or penalty. The Revolving Credit Facility and the Term Loan Facility mature on October 13, 2023.

The Amended Credit Agreement also requires mandatory prepayments of the Term Loan Facility in the event the Company or its Subsidiaries (a) incur indebtedness not otherwise permitted under the Amended Credit Agreement or (b) receive cash proceeds in excess of $100 million during the term of the Credit Agreement from certain dispositions of property or from casualty events involving their property, subject to certain reinvestment rights. The financial covenants under the Amended Credit Agreement currently require the quarterly presentation of a minimum consolidated 12-month rolling debt service coverage ratio of 2.50 to 1.00, and a maximum consolidated net leverage ratio of 4.50 to 1.00 (subject to an increase to 5.00 to 1.00 for an applicable four quarter period, at the election of the Company, in connection with a permitted acquisition having an aggregate consideration in excess of $75.0 million). Negative covenants in the Amended Credit Agreement, among other things, limit the ability of the Company to incur indebtedness and liens, dispose of assets, make investments, enter into certain merger or consolidation transactions and make restricted payments. As of the date of these financial statements, the Company is in compliance with all affirmative and negative covenants.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in millions, except share and per share amounts)

10.    Revenue recognition
The Company operates as one operating segment. Therefore, results of its operations are reported on a consolidated basis for purposes of segment reporting, consistent with internal management reporting. The Company's revenues disaggregated by the major sources were as follows:

	Three Months Ended September 30, 2020			Three Months Ended September 30, 2019
	U.S. Government	Non-U.S. Government	Total	U.S. Government	Non-U.S. Government	Total
Product sales, net	$102.4	$99.8	$202.2	$170.2	$86.0	$256.2
Contract development and manufacturing services	85.9	71.2	157.1	—	20.0	20.0
Contracts and grants	24.9	1.0	25.9	35.6	—	35.6
Total revenues	$213.2	$172.0	$385.2	$205.8	$106.0	$311.8

	Nine Months Ended September 30, 2020			Nine Months Ended September 30, 2019
	U.S. Government	Non-U.S. Government	Total	U.S. Government	Non-U.S. Government	Total
Product sales, net	$390.5	$258.4	$648.9	$338.1	$254.6	$592.7
Contract development and manufacturing services	130.5	120.9	251.4	—	54.6	54.6
Contracts and grants	67.6	4.5	72.1	94.3	4.1	98.4
Total revenues	$588.6	$383.8	$972.4	$432.4	$313.3	$745.7
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

December 31, 2019	$88.9
Deferral of revenue	60.0
Revenue recognized	(69.0)
September 30, 2020	$79.9

EMERGENT BIOSOLUTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in millions, except share and per share amounts)

Transaction price allocated to remaining performance obligations
During the nine months ended September 30, 2020, the Company entered into a number of multi-year contract development and manufacturing services arrangements for the production of developmental vaccines. The Company's performance obligations associated with these arrangements include technology transfer activities, stand-ready obligations, suite-reservations and drug substance manufacturing. The Company has determined that the technology transfer, stand-ready and suite-reservation performance obligations are satisfied over time; the drug substance manufacturing performance obligations are satisfied when the goods have been released, legal title has passed and the goods are in the customer's possession.
The suite-reservation performance obligations are considered an operating lease as the customer obtains substantially all of the economic benefits of the identified asset and has the right to direct its use. The associated revenue is recognized on a straight-line basis over the term of the lease. The remaining term on the Company's operating lease performance obligations approximates 2.5 years. The Company utilizes a cost-plus model to determine the stand-alone selling price of the lease component to allocate contract consideration between the lease and non-lease components. During the three and nine months ended September 30, 2020, the Company's lease revenues were $18.1 million, which is included within contract development and manufacturing services in the condensed consolidated statement of operations. The Company did not recognize lease revenue during the three and nine months ended September 30, 2019. The Company has allocated contracted operating lease revenues due under our long-term CDMO service arrangements as follows:

September 30, 2020
2020 (1)	$12.4
2021	74.8
2022	74.8
2023	15.7
$177.7

(1) As of September 30, 2020, amount represents the three months ending December 31, 2020.
As of September 30, 2020, the Company expects future revenues of approximately $2.2 billion associated with all performance obligations described above that have not been satisfied and all other arrangements entered into by the Company. The Company expects to recognize a majority of these revenues within the next 24 months. However, the amount and timing of revenue recognition for unsatisfied performance obligations can materially change due to timing of funding appropriations from the USG and the overall success of the Company's development activities associated with its PHT procured product candidates that are then receiving development funding support from the USG under development contracts. In addition, the amount of future revenues associated with unsatisfied performance obligations excludes the value associated with unexercised option periods in the Company's contracts.
Contract assets
The Company considers unbilled accounts receivables and deferred costs associated with revenue generating contracts, which are not included in inventory or property, plant and equipment, as contract assets. As of September 30, 2020 and December 31, 2019, the Company had contract assets associated with deferred costs of $40.8 million and $34.0 million, respectively, which is reflected as a component of other assets on the Company's consolidated balance sheets.
Accounts receivable
Accounts receivable, including unbilled accounts receivable contract assets, consist of the following:

	September 30, 2020	December 31, 2019
Billed, net	$166.0	$227.3
Unbilled	30.1	43.4
Total, net	$196.1	$270.7
As of September 30, 2020 and December 31, 2019, allowances for doubtful accounts were $0.7 million and de minimis.

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
The effective tax rate for the Company, which excludes discrete adjustments, was 29% and 27% for the nine months ended September 30, 2020 and 2019, respectively. The effective tax rate for the Company, excluding the impact of the non-deductible contingent consideration expense, was 25% and 24% for the nine months ended September 30, 2020 and 2019, respectively. For the nine months ended September 30, 2020 and 2019, the Company recorded a discrete tax benefit of $9.9 million and $2.9 million, respectively. The discrete tax benefits in 2020 were primarily due to activity associated with equity awards while the discrete tax benefits in 2019 were primarily due to return to provision adjustments. For the three months ended September 30, 2020 and 2019, the Company recorded a discrete tax benefit (expense) of $3.3 million and $(0.2) million, respectively, primarily due to the finalization of positions taken on the Company's income tax filings and activity associated with equity awards.
12.    Net income per share
The following table presents the calculation of basic and diluted net income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net income	$39.5	$43.2	$119.7	$7.6

Denominator:
Weighted-average number of shares—basic	53.0	51.6	52.5	51.4
Dilutive securities—equity awards	1.3	0.7	1.1	0.9
Weighted-average number of shares—diluted	54.3	52.3	53.6	52.3

Net income per share - basic	$0.75	$0.84	$2.28	$0.15
Net income per share - diluted	$0.73	$0.83	$2.23	$0.15
Basic net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted income per share is computed using the treasury method by dividing net income by the weighted average number of shares of common stock outstanding during the period, adjusted for the potential dilutive effect of other securities if such securities were converted or exercised and are not anti-dilutive.
The following table presents the share-based awards that are not considered in the diluted net income per share calculation because the exercise price of the awards was greater than the average per share closing price during the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Anti-dilutive stock awards	—	1.0	—	1.0

EMERGENT BIOSOLUTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in millions, except share and per share amounts)

13.    Stock-based compensation
During the nine months ended September 30, 2020, the Company granted stock options to purchase 0.4 million shares of common stock and 0.8 million restricted and performance stock units under the Emergent BioSolutions Inc. Stock Incentive Plan. Typically, the stock option and restricted stock unit grants vest over three equal annual installments beginning on the day prior to the anniversary of the grant date. The performance stock units settle in stock at the end of the three-year performance period based on the Company's results compared to the performance criteria. During the nine months ended September 30, 2020, the Company issued a broad-based fully vested equity award of approximately 0.2 million shares to employees below the senior vice president level that was valued at $14.7 million and is recorded as share-based compensation expense.
Stock-based compensation expense was recorded in the following financial statement line items:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cost of product sales and contract development and manufacturing services	$2.0	$0.9	$10.8	$2.3
Research and development	0.6	1.1	6.9	3.2
Selling, general and administrative	7.4	4.1	23.3	15.5
Total stock-based compensation expense	$10.0	$6.1	$41.0	$21.0
14. Commitments and contingencies
ANDA Litigation - Perrigo 4mg
On September 14, 2018, Emergent Devices Inc. (formerly known as Adapt Pharma Inc.), Emergent Operations Ireland Limited (formerly known as Adapt Pharma Operations Limited) and Emergent BioSolutions Ireland Limited (formerly known as Adapt Pharma Limited) (collectively, "Adapt Pharma") and Opiant Pharmaceuticals, Inc. (“Opiant”), received notice from Perrigo UK FINCO Limited Partnership (“Perrigo”), that Perrigo had filed an Abbreviated New Drug Application ("ANDA"), with the United States Food and Drug Administration, seeking regulatory approval to market a generic version of NARCAN®(naloxone hydrochloride) Nasal Spray 4mg/spray before the expiration of U.S. Patent Nos. 9,211,253, (the “‘253 Patent”), 9,468,747 (the “‘747 Patent”), 9,561,177, (the “‘177 Patent”), 9,629,965, (the “‘965 Patent”) and 9,775,838 (the “‘838 Patent”). On or about October 25, 2018, Perrigo sent a subsequent notice letter relating to U.S. Patent No. 10,085,937 (the “'937 Patent”). Perrigo’s notice letters assert that its generic product will not infringe any valid and enforceable claim of these patents. On October 25, 2018, Emergent BioSolutions’ Adapt Pharma subsidiaries and Opiant (collectively, the “Plaintiffs”) filed a complaint for patent infringement of the ‘253, ‘747, ‘177, ‘965, and ‘838 Patents against Perrigo in the United States District Court for the District of New Jersey arising from Perrigo’s ANDA filing with the FDA. Plaintiffs filed a second complaint against Perrigo on December 7, 2018, for the infringement of the ‘937 Patent. On February 12, 2020, Adapt Pharma and Perrigo entered into a settlement agreement to resolve the ongoing litigation. Under the terms of the settlement, Perrigo has received a nonexclusive license under Adapt Pharma's patents to make, have made, and market its generic naloxone hydrochloride nasal spray under its own ANDA. Perrigo’s license will be effective as of January 5, 2033 or earlier under certain circumstances including circumstances related to the outcome of the current litigation against Teva (as defined below) or litigation against future ANDA filers. The Perrigo settlement agreement is subject to review by the U.S. Department of Justice and the Federal Trade Commission, and entry of an order dismissing the litigation by the U.S. District Court for the District of New Jersey.
ANDA Litigation - Teva 2mg
On or about February 27, 2018, Emergent Devices Inc. (formerly known as Adapt Pharma Inc.) and Emergent Operations Ireland Limited (formerly known as Adapt Pharma Operations Limited) and Opiant received notice from Teva Pharmaceuticals Industries Limited and Teva Pharmaceuticals USA, Inc. (collectively "Teva") that Teva had filed an ANDA with the FDA seeking regulatory approval to market a generic version of NARCAN® (naloxone hydrochloride) Nasal Spray 2 mg/spray before the expiration of U.S. Patent No. 9,480,644, (the “‘644 Patent”) and U.S. Patent No. 9,707,226, (the “‘226 Patent”). Teva’s notice letter asserts that the commercial manufacture, use or sale of its generic drug product described in its ANDA will not infringe the ‘644 Patent or the ‘226 Patent, or that the ‘644 Patent and ‘226 Patent are invalid or unenforceable. Adapt Pharma Inc. and Adapt Pharma Operations Limited and Opiant

EMERGENT BIOSOLUTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in millions, except share and per share amounts)

filed a complaint for patent infringement against Teva in the United States District Court for the District of New Jersey. This case is currently stayed pending the outcome of the appeal of the NARCAN® Nasal Spray 4 mg/spray case.
ANDA Litigation - Teva 4mg
On or about September 13, 2016, Emergent Devices Inc. (formerly known as Adapt Pharma Inc.) and Emergent Operations Ireland Limited (formerly known as Adapt Pharma Operations Limited) and Opiant received notice from Teva that Teva had filed an ANDA with the FDA seeking regulatory approval to market a generic version of NARCAN® (naloxone hydrochloride) Nasal Spray 4 mg/spray before the expiration of the ‘253 Patent. Adapt Pharma Inc. and Adapt Pharma Operations Limited and Opiant received additional notices from Teva relating to the ‘747, the ‘177, the ‘965, the ‘838, and the ‘937 Patents. Teva’s notice letters assert that the commercial manufacture, use or sale of its generic drug product described in its ANDA will not infringe the ‘253, the ‘747, the ‘177, the ‘965, the ‘838, or the ‘937 Patent, or that the ‘253, the ‘747, the ‘177, the ‘965, the ‘838, and the ‘937 Patents are invalid or unenforceable. Adapt Pharma Inc. and Adapt Pharma Operations Limited and Opiant filed a complaint for patent infringement against Teva in the United States District Court for the District of New Jersey with respect to the ‘253 Patent. Adapt Pharma Inc. and Adapt Pharma Operations Limited and Opiant also filed complaints for patent infringement against Teva in the United States District Court for the District of New Jersey with respect to the ‘747, the ‘177, the ‘965, the ‘838 Patents. All five proceedings have been consolidated. As of the date of this filing, Adapt Pharma Inc., Adapt Pharma Operations Limited, and Opiant, have not filed a complaint related to the ‘937 Patent. Closing arguments took place on February 26, 2020. In the complaints described in the paragraphs above, the Plaintiffs sought, among other relief, orders that the effective date of FDA approvals of the Teva ANDA products and the Perrigo ANDA product be a date not earlier than the expiration of the patents listed for each product, equitable relief enjoining Teva and Perrigo from making, using, offering to sell, selling, or importing the products that are the subject of Teva and Perrigo’s respective ANDAs, until after the expiration of the patents listed for each product, and monetary relief or other relief as deemed just and proper by the court. On June 5, 2020, the U.S. District Court for the District of New Jersey issued an unfavorable ruling against Adapt Pharma Inc. and Adapt Pharma Operations Limited and Opiant in the consolidated case. Emergent filed a Notice of Appeal on July 23, 2020, after the U.S. District Court for New Jersey ruled on June 5, 2020 in favor of Teva, appealing the District Court decision to the Court of Appeals for the Federal Circuit. Emergent has also filed suit in the Federal Court in Canada against Teva Pharmaceuticals (on July 23, 2020). The litigation in Canada is related to Teva Pharmaceuticals’ recent filing of an abbreviated new drug submission (“ANDS”) in Canada seeking to manufacture and sell a generic form of NARCAN® Nasal Spray ahead of the expiry of the Canadian patent covering our product. Emergent, through its subsidiaries, has filed suit within the prescribed time period following notice from Teva of its ANDS filing in Canada.
Inter Partes Review (“IPR”)
On or about February 19, 2019, Emergent Devices Inc. (formerly known as Adapt Pharma Inc.) and Emergent Operations Ireland Limited (formerly known as Adapt Pharma Operations Limited) and Opiant received notice from Nalox-1 Pharmaceuticals LLC that it had filed fifteen petitions for inter partes review of the ‘253 Patent, the ‘747 Patent, the ‘177 Patent, the ‘965 Patent, and the ‘838 Patent with the Patent Trial and Appeal Board (“PTAB”) of the United States Patent and Trademark Office. Nalox-1’s petitions assert that each of the foregoing patents are unpatentable as obvious in view of prior art. Three of these petitions, IPR Nos. 2019-00685, 2019-00688, and 2019-00694, were instituted on August 27, 2019, September 9, 2019, and September 11, 2019, respectively. The oral hearing for the three instituted IPR proceedings was held before the PTAB on May 19, 2020. On August 21, 2020, the PTAB issued its final written decisions for the above-listed IPRs confirming that claims of U.S. patents in the NARCAN® Nasal Spray patent portfolio are not unpatentable as obvious in view of prior art.

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
Vaccines
•Anthrax vaccines, including our AV7909 (Anthrax Vaccine Adsorbed with Adjuvant) procured product candidate being developed as a next-generation anthrax vaccine for post-exposure prophylaxis and BioThrax® (Anthrax Vaccine Adsorbed), the only vaccine licensed by the FDA for the general use prophylaxis and post-exposure prophylaxis of anthrax disease;
•ACAM2000® (Smallpox (Vaccinia) Vaccine, Live), the only single-dose smallpox vaccine licensed by the FDA for active immunization against smallpox disease for persons determined to be at high risk for smallpox infection;
•Vivotif® (Typhoid Vaccine Live Oral Ty21a), the only oral vaccine licensed by the FDA for the prevention of typhoid fever; and
•Vaxchora® (Cholera Vaccine, Live, Oral), the only single-dose oral vaccine approved by the FDA and EMA for the prevention of cholera.
Devices
•NARCAN® (naloxone HCl) Nasal Spray, the first needle-free formulation of naloxone approved by the FDA and Health Canada, for the emergency treatment of known or suspected opioid overdose as manifested by respiratory and/or central nervous system depression;
•RSDL® (Reactive Skin Decontamination Lotion Kit), the only medical device cleared by the FDA to remove or neutralize the following chemical warfare agents from the skin: tabun, sarin, soman, cyclohexyl sarin, VR, VX, mustard gas and T-2 toxin; and
•Trobigard®, a combination drug-device auto-injector procured product candidate that contains atropine sulfate and obidoxime chloride. It has not been approved by the FDA or any similar health regulatory body, but is procured by certain authorized government buyers under special circumstances for potential use as a nerve agent countermeasure.
Therapeutics
•raxibacumab (Anthrax Monoclonal), the first fully human monoclonal antibody therapeutic licensed by the FDA for the treatment and prophylaxis of inhalational anthrax;
•Anthrasil® (Anthrax Immune Globulin Intravenous (Human)), the only polyclonal antibody therapeutic licensed by the FDA and Health Canada for the treatment of inhalational anthrax;
•BAT® (Botulism Antitoxin Heptavalent (A,B,C,D,E,F,G)-(Equine)), the only heptavalent antibody therapeutic licensed by the FDA and Health Canada for the treatment of botulism;  and
•VIGIV (Vaccinia Immune Globulin Intravenous (Human)), the only polyclonal antibody therapeutic licensed by the FDA and Health Canada to address certain complications from smallpox vaccination.
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
Highlights and Business Accomplishments for 2020
•On January 13, 2020, received agreement from the EMA and FDA on the company’s proposed development plan to use Serum Neutralizing Antibodies (SNA) as surrogate endpoint to predict likely clinical benefit of CHIKV VLP, the company’s chikungunya virus virus-like particle (VLP) vaccine candidate, in a Phase 3 safety and immunogenicity study anticipated in late 2020.
•On January 31, 2020, received positive opinion and subsequent approval from EMA of Vaxchora® (Cholera Vaccine, Live, Oral), the company’s cholera vaccine, making it the only single-dose oral vaccine indicated for active immunization against disease caused by Vibrio cholerae serogroup 01 in adults and children from 6 years of age across all 27 member states of the European Union and the European Economic Area countries.
•On March 10, 2020, signed a development and manufacturing agreement with Novavax, Inc. for an experimental vaccine candidate for COVID-19.
•On March 11, 2020, initiated development of two investigational plasma-derived therapies. COVID-Human Immune Globulin (COVID-HIG) is being developed as a human plasma-derived therapy candidate for potential treatment of COVID-19 in severe hospitalized and high-risk patients, and COVID-Equine Immune Globulin (COVID-EIG) is being developed as an equine plasma-derived therapy candidate for potential treatment of severe disease in humans.
•On March 18, 2020, signed a development and manufacturing agreement with Vaxart, Inc. to produce its experimental oral vaccine candidate for COVID-19.
•On March 31, 2020, signed an agreement with Novavax, Inc. to manufacture NanoFluTM, its seasonal influenza vaccine candidate.
•On April 2, 2020, announced HHS funding valued at $14.5 million to support the development of COVID-Human Immune Globulin (COVID-HIG) for treatment, which will be included in at least one of the studies of the National Institute of Allergy and Infectious Diseases (NIAID), part of the National Institutes of Health, evaluating potential treatments for COVID-19.
•On April 23, 2020, announced an initial agreement, valued at $135 million, to be the U.S. manufacturing partner of Johnson & Johnson's lead COVID-19 vaccine candidate.
•On May 28, 2020, announced the exercise by the HHS of the first of nine annual contract options, valued at $176 million, to procure doses of ACAM2000® (Smallpox (Vaccine, Live) into the U.S. Strategic National Stockpile (SNS).
•On June 1, 2020, announced an agreement to join the USG's Warp Speed Program in public-private CDMO partnership for COVID-19 vaccine development and manufacturing. The agreement has a contract value of $628 million and includes manufacturing capacity valued at $542.7 million and $85.5 million for expansion of viral and non-viral CDMO drug product fill/finish capacity.
•On June 11, 2020, announced an agreement to be the U.S. manufacturing partner for AstraZeneca's COVID-19 vaccine candidate to provide large-scale manufacturing capacity through 2020. The agreement has a contract value of $87 million.
•On June 18, 2020, announced the $75 million acquisition and planned expansion of a property adjacent to our Canton, Massachusetts live viral drug substance development and manufacturing facility. The expansion will increase advanced therapy (viral vector and gene therapy) capability, which is expected to be available beginning in 2023.

EMERGENT BIOSOLUTIONS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited, amounts in millions, except share and per share amounts)
•On July 2, 2020, further announced signing a large scale drug substance manufacturing agreement for Johnson & Johnson's lead COVID-19 vaccine candidate for up to five years beginning in 2021. The first two years are valued at approximately $480 million, with the remaining three years providing flexible capacity.
•On July 6, 2020, announced the award of approximately $34.6 million by the U.S. Department of Defense Joint Program Executive Office and formed collaboration with Mount Sinai Health System and ImmunoTek Bio Centers to advance COVID-Human Immune Globulin (COVID-HIG) for potential post-exposure prophylaxis in populations at high risk of COVID-19.
•On July 14, 2020, announced the exercise by BARDA of the contract option, valued at $258 million, to procure additional doses of AV7909 (anthrax vaccine adsorbed with adjuvant) for delivery into the SNS over 12 months.
•On July 27, 2020, further announced the signing of a large-scale drug substance manufacturing agreement for AstraZeneca's COVID-19 vaccine candidate, valued at approximately $174 million through 2021.
•On August 7, 2020, announced the completion of an offering of $450 million in aggregate principal amount 3.875% Senior Unsecured Notes due in 2028. The Company utilized the proceeds from the offering to repay $353 million outstanding under its revolving credit facility with the remainder to be utilized for general corporate purposes.
•On October 8, 2020, announced the initiation of a Phase 3 clinical trial to evaluate the safety, tolerability, and efficacy of hyperimmune globulin products, including our COVID-19 Human Immune Globulin, as a potential treatment in adult patients hospitalized with COVID-19.

Financial Operations Overview
Revenues
We generate product revenues from the sale of our marketed products and procured product candidates which include vaccines, therapeutics and devices which have been described above. The USG is the largest purchaser of our CBRNE products and primarily purchases our products for the SNS, a national repository of medical countermeasures including critical antibiotics, vaccines, chemical antidotes, antitoxins, and other critical medical supplies. The USG primarily purchases our products under long-term, firm fixed-price procurement contracts. Our opioid overdose reversal product, NARCAN® Nasal Spray and our travel health products, comprising Vivotif and Vaxchora, are sold commercially through wholesalers and distributors, physician-directed or standing order prescriptions at retail pharmacies, as well as to other state and local community healthcare agencies, practitioners and hospitals.
We also generate revenue from our CDMO business unit, which is based on our established development and manufacturing infrastructure, technology platforms and expertise. Our services include a fully integrated molecule-to-market contract development and manufacturing services business offering across development services, drug substance and drug product for small to mid to large pharmaceutical and biotechnology industry and government agencies/non-governmental organizations.
We have received contracts and grants funding from the USG and other non-governmental organizations to perform research and development activities, particularly related to programs addressing certain CBRNE threats and EIDs.
Our revenue, operating results and profitability vary quarterly based on the timing of production and deliveries and the nature of our business to provide large scale bundles of products and services as needs arise. During 2020, our revenues from the sales of our vaccine products that target travelers have also declined due to the reduction of international travel caused by the COVID-19 pandemic. We expect continued variability in our quarterly financial statements.

EMERGENT BIOSOLUTIONS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited, amounts in millions, except share and per share amounts)
Critical Accounting Policies and Estimates
During the nine months ended September 30, 2020, there have been no significant changes to our critical accounting policies and estimates contained in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC, (see Note 2 to the accompanying condensed consolidated financial statements).

EMERGENT BIOSOLUTIONS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results of Operations

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Product sales net:
NARCAN Nasal Spray	$88.8	$75.0	$13.8	18%	$233.8	$213.5	$20.3	10%
Anthrax vaccines	73.9	40.3	33.6	83%	258.1	79.9	178.2	NM
ACAM2000	1.0	112.1	(111.1)	(99)%	71.0	164.1	(93.1)	(57%)
Other product sales	38.5	28.8	9.7	34%	86.0	135.2	(49.2)	(36)%
Total product sales, net	202.2	256.2	(54.0)	(21)%	648.9	592.7	56.2	9%
Contract development and manufacturing services	157.1	20.0	137.1	NM	251.4	54.6	196.8	NM
Contracts and grants	25.9	35.6	(9.7)	(27)%	72.1	98.4	(26.3)	(27)%
Total revenues	385.2	311.8	73.4	24%	972.4	745.7	226.7	30%

Operating expenses:
Cost of product sales and contract development and manufacturing services	149.0	108.0	41.0	38%	355.7	300.7	55.0	18%
Research and development	84.4	53.4	31.0	58%	175.0	163.4	11.6	7%
Selling, general and administrative	75.5	65.0	10.5	16%	221.2	201.3	19.9	10%
Amortization of intangible assets	15.0	14.7	0.3	2%	44.8	43.9	0.9	2%
Total operating expenses	323.9	241.1	82.8	34%	796.7	709.3	87.4	12%

Income from operations	61.3	70.7	(9.4)	(13%)	175.7	36.4	139.3	NM

Other income (expense):
Interest expense	(7.6)	(10.3)	2.7	(26%)	(22.6)	(29.3)	6.7	(23%)
Other, net	1.3	(1.5)	2.8	NM	1.3	(1.2)	—	—%
Total other income (expense), net	(6.3)	(11.8)	5.5	(47%)	(21.3)	(30.5)	6.7	(22%)

Income before provision (benefit) for income taxes	55.0	58.9	(3.9)	(7%)	154.4	5.9	148.5	NM
Income tax provision (benefit)	15.5	15.7	(0.2)	(1%)	34.7	(1.7)	36.4	NM
Net income	$39.5	$43.2	$(3.7)	(9%)	$119.7	$7.6	$112.1	NM

NM - Not meaningful

EMERGENT BIOSOLUTIONS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Total Revenues

Legend
NARCAN nasal spray	Other product sales
Anthrax vaccines	Contract development and manufacturing services
ACAM2000	Contracts and Grants
Product Sales, net
NARCAN Nasal Spray
The increase in NARCAN Nasal Spray sales for the three and nine months ended September 30, 2020 was primarily due to an increase in sales to the U.S. public interest markets.
Anthrax Vaccines
The increase in anthrax vaccine sales for the three and nine months ended September 30, 2020 was primarily due to the transition of SNS deliveries from BioThrax to a more consistent cadence of deliveries of AV7909 and increases in pricing. There were limited sales of anthrax vaccines during the three and nine months ended September 30, 2019 in anticipation of the USG's transition from BioThrax to AV7909. Deliveries of AV7909 began in September of 2019.
ACAM2000
The decrease in ACAM2000 sales for the three and nine months ended September 30, 2020 was due to timing of deliveries to the SNS partially offset by increases in pricing. ACAM2000 product sales are made under a long-term procurement contract. The fluctuations in ACAM2000 revenue are dictated by the timing and delivery of orders to the USG.
Other Product Sales
The Company's other product sales increased during the three months ended September 30, 2020, primarily due to an increase in sales of BAT and VIGIV partially offset by a decline in sales of our travel health vaccines, Vaxchora and Vivotif which were impacted by the reduction of global travel. During the nine months ended September 30, 2020 other product sales decreased primarily due to a decline in sales of raxibacumab, and our travel health vaccines due to the reduction of global travel. These declines were partially offset by an increase in sales of BAT and VIGIV.
Contract Development and Manufacturing Services
The increase in contract development and manufacturing services revenue for the three and nine months ended September 30, 2020 is largely due to the contribution of recently announced arrangements across development, drug substance, and drug product services with industry and government customers, most notably the Company's public-private partnership with BARDA in support of the USG's Operation Warp Speed Program as well as arrangements with Johnson & Johnson and AstraZeneca.

EMERGENT BIOSOLUTIONS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Contracts and Grants
The decrease in contracts and grants revenue for the three and nine months ended September 30, 2020 is due to the completion of developmental activities associated with our AV7909 procured product candidate partially offset by increases in development awards related to the Company's COVID related product candidates.
Cost of Product Sales and Contract Development and Manufacturing Services

Cost of Product Sales and Contract Development and Manufacturing Services
●	Gross profit margin for product sales and contract development and manufacturing services
Cost of product sales and contract development and manufacturing services increased for the three and nine months ended September 30, 2020, primarily due to an increase in product sales and contract development and manufacturing services, a charge of $13.8 million related to a write-down of inventory balances due to the expected expiration of a portion of the Company's travel health vaccines, as well as increased charges of $23.3 million and $18.9 million related to the Company's contingent consideration liabilities, as compared to the three and nine months ended September 30, 2019, respectively. Additionally, during the nine months ended September 30, 2020, the Company granted a special broad-based, immediately vested equity award to employees below the senior vice president level which occurred in the second quarter of 2020 contributing to the increase in selling, general and administrative expenses during the period.
Research and Development Expenses (Gross and Net)

Research and Development expense
●	Research and Development expense, net of contracts and grants revenue
The increase in research and development expenses during the three and nine months ended September 30, 2020 is mostly due to the impairment of our IPR&D intangible asset of $29 million. Additionally, the Company increased spending due to COVID-HIG related product candidates. These increases were partially offset by decreases in spending for development activities associated with our AV7909 procured product candidate.

EMERGENT BIOSOLUTIONS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Selling, General and Administrative Expenses

Selling, General and Administrative
●	SG&A as a percentage of total revenue
The increase in selling, general and administrative expenses for the three and nine months ended September 30, 2020 is primarily due to an increase in staffing costs to support the Company's growth. Additionally, during the nine months ended September 30, 2020, the Company granted a special broad-based, immediately vested equity award to employees below the senior vice president level which occurred in the second quarter of 2020 contributing to the increase in selling, general and administrative expenses during the period.
Amortization of Intangible Assets
Amortization of intangible assets for the three and nine months ended September 30, 2020 was consistent with the three and nine months ended September 30, 2019.
Other Income (Expense), Net

Interest expense
Other income (expense)

Total other income (expense), net decreased for the three and nine months ended September 30, 2020 due primarily to a decrease in interest expense related to a decline in interest rates period over period offset by an increase in outstanding debt.
Income Tax Provision (Benefit)

Income tax provision (benefit)
●	Effective tax rate

EMERGENT BIOSOLUTIONS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
During the three and nine months ended September 30, 2020 and 2019, taxes increased mostly because of increases in income. Additionally, the estimated effective tax rate was 29% and 27%, respectively. Excluding the impact of non-deductible contingent consideration expense the effective tax rate was 26% and 25%, respectively. The actual effective tax rate includes the effects of discrete tax benefits of $9.9 million and $2.9 million during the nine months ended September 30, 2020 and 2019, respectively.

EMERGENT BIOSOLUTIONS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Liquidity and Capital Resources
Sources of Liquidity
We have historically financed our operating and capital expenditures through cash on hand, cash from operations, debt financing and development funding. We also obtain financing from the sale of our common stock upon exercise of stock options. We have operated profitably for each of the last five years through the period ended December 31, 2019. As of September 30, 2020, we had unrestricted cash and cash equivalents of $415.0 million and capacity under our revolving credit facility of $597.1 million. As of September 30, 2020, we believe that we have sufficient liquidity to fund our operations over the next 12 months.
Cash Flows
The following table provides information regarding our cash flows for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019
Net cash provided by (used in):
Operating activities	$290.9	$65.9
Investing activities	(115.0)	(60.8)
Financing activities	71.8	22.0
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(0.5)	(0.1)
Net increase in cash, cash equivalents and restricted cash	$247.2	$27.0

Operating Activities
Net cash provided by operating activities of $290.9 million for the nine months ended September 30, 2020 was due to net income excluding non-cash items of $305.2 million offset by working capital changes of $14.3 million.
Net cash provided by operating activities of $65.9 million for the nine months ended September 30, 2019 was due to net income excluding non-cash items of $121.0 million offset by working capital changes of $55.1 million.
The cash flows from operating activities increased $225.0 million during the nine months ended September 30, 2020 largely due to an increase in net income excluding non-cash items of $184.2 million and changes in working capital of $40.8 million.
Investing Activities
Net cash used in investing activities largely relates to purchases of property, plant and equipment and was $115.0 million and $60.8 for the nine months ended September 30, 2020 and 2019, respectively. We also made a milestone payment related to an asset acquisition of $10.0 million in each of the nine months ended September 30, 2020 and 2019 relating to our acquisition of raxibacumab in October 2017. The cash used in investing activities increased during the nine months ended September 30, 2020 largely due to infrastructure and equipment investments related to our CDMO arrangements and the purchase of a building near our Canton, Massachusetts facility.
Financing Activities
Net cash provided by financing activities of $71.8 million for the nine months ended September 30, 2020 was primarily due to proceeds from the $450.0 million Senior Unsecured Notes and net employee share-based compensation activity of $13.8 million offset by payments of $381.4 on the term loan and revolving credit facility and $8.4 million of debt issuance costs.
Net cash provided by financing activities of $22.0 million for the nine months ended September 30, 2019 was primarily due to net $26.6 million of receipts on the term loan and credit facility, primarily offset by net cash used in employee share-based compensation activity of $0.9 million and payments of $3.7 million related contingent consideration arrangements.
The cash flows provided by financing activities increased $49.8 million during the nine months ended September 30, 2020 due to an increase in net receipts on the Senior Unsecured Notes, term loan and revolving credit facility of $42.0 million and

EMERGENT BIOSOLUTIONS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
an increase in net cash provided by net employee share-based compensation activity of $14.7 million.
Funding Requirements
We expect to continue to fund our anticipated operating expenses, capital expenditures, debt service requirements and any future repurchase of our common stock from the following sources:
▪existing cash and cash equivalents;
▪net proceeds from the sale of our products and contract development and manufacturing services;
▪development contracts and grants funding; and
▪our Senior Secured Credit Facilities and any other lines of credit we may establish from time to time.
There are numerous risks and uncertainties associated with product sales and with the development and commercialization of our product candidates. We may seek additional external financing to provide additional financial flexibility. Our future capital requirements will depend on many factors, including (but not limited to):
▪the level, timing and cost of product sales and contract development and manufacturing services;
▪the extent to which we acquire or invest in and integrate companies, businesses, products or technologies;
▪the acquisition of new facilities and capital improvements to new or existing facilities;
▪the payment obligations under our indebtedness;
▪the scope, progress, results and costs of our development activities;
▪our ability to obtain funding from collaborative partners, government entities and non-governmental organizations for our development programs;
▪the extent to which we adopt a share repurchase program and repurchase shares of our common stock and;
▪the costs of commercialization activities, including product marketing, sales and distribution.
If our capital resources are insufficient to meet our future capital requirements, we will need to finance our cash needs through public or private equity or debt offerings, bank loans or collaboration and licensing arrangements.
If we raise funds by issuing equity securities, our stockholders may experience dilution. Public or bank debt financing, if available, may involve agreements that include covenants, like those contained in our Senior Unsecured Notes due 2028 and the Senior Secured Credit Facilities, which could limit or restrict our ability to take specific actions, such as incurring additional debt, making capital expenditures, pursuing acquisition opportunities, buying back shares or declaring dividends. If we raise funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish valuable rights to our technologies or product candidates or grant licenses on terms that may not be favorable to us.
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
Unused Credit Capacity
Available room under the revolving credit facility for the periods ended September 30, 2020 and December 31, 2019 was:

(in millions)
Total Capacity	Outstanding Letters of Credit	Outstanding Indebtedness on Revolving Credit Facility	Unused Capacity
	September 30, 2020
$600.0	(2.9)	—	$597.1
	December 31, 2019
$600.0	(2.2)	(373.0)	$224.8

EMERGENT BIOSOLUTIONS INC.
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
We have assessed our exposure to changes in interest rates by analyzing the sensitivity to our operating results assuming various changes in market interest rates. A hypothetical increase of one percentage point in the eurocurrency rate as of September 30, 2020 would increase our interest expense by approximately $0.8 million annually.
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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020. The term "disclosure controls and procedures," as defined in
Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2020, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act that occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ANDA Litigation - Perrigo 4mg
On September 14, 2018, Emergent Devices Inc. (formerly known as Adapt Pharma Inc.), Emergent Operations Ireland Limited (formerly known as Adapt Pharma Operations Limited) and Emergent BioSolutions Ireland Limited (formerly known as Adapt Pharma Limited) (collectively, Adapt Pharma) and Opiant Pharmaceuticals, Inc. (Opiant), received notice from Perrigo UK FINCO Limited Partnership (Perrigo), that Perrigo had filed an Abbreviated New Drug Application (ANDA), with the United States Food and Drug Administration, seeking regulatory approval to market a generic version of NARCAN®(naloxone hydrochloride) Nasal Spray 4mg/spray before the expiration of U.S. Patent Nos. 9,211,253, (the ‘253 Patent), 9,468,747 (the ‘747 Patent), 9,561,177, (the

EMERGENT BIOSOLUTIONS INC.
‘177 Patent), 9,629,965, (the ‘965 Patent) and 9,775,838 (the ‘838 Patent). On or about October 25, 2018, Perrigo sent a subsequent notice letter relating to U.S. Patent No. 10,085,937 (the ‘937 Patent). Perrigo’s notice letters assert that its generic product will not infringe any valid and enforceable claim of these patents. On October 25, 2018, Emergent BioSolutions’ Adapt Pharma subsidiaries and Opiant (collectively, the Plaintiffs) filed a complaint for patent infringement of the ‘253, ‘747, ‘177, ‘965, and ‘838 Patents against Perrigo in the United States District Court for the District of New Jersey arising from Perrigo’s ANDA filing with the FDA. Plaintiffs filed a second complaint against Perrigo on December 7, 2018, for the infringement of the ‘937 Patent. On February 12, 2020, Adapt Pharma and Perrigo entered into a settlement agreement to resolve the ongoing litigation. Under the terms of the settlement, Perrigo has received a nonexclusive license under Adapt Pharma’s patents to make, have made, and market its generic naloxone hydrochloride nasal spray under its own ANDA. Perrigo’s license will be effective as of January 5, 2033 or earlier under certain circumstances including circumstances related to the outcome of the current litigation against Teva (as defined below) or litigation against future ANDA filers. The Perrigo settlement agreement is subject to review by the U.S. Department of Justice and the Federal Trade Commission, and entry of an order dismissing the litigation by the U.S. District Court for the District of New Jersey.
ANDA Litigation - Teva 2mg
On or about February 27, 2018, Emergent Devices Inc. (formerly known as Adapt Pharma Inc.) and Emergent Operations Ireland Limited (formerly known as Adapt Pharma Operations Limited) and Opiant received notice from Teva Pharmaceuticals Industries Limited and Teva Pharmaceuticals USA, Inc. (collectively Teva) that Teva had filed an ANDA with the FDA seeking regulatory approval to market a generic version of NARCAN® (naloxone hydrochloride) Nasal Spray 2 mg/spray before the expiration of U.S. Patent No. 9,480,644, (the ‘644 Patent) and U.S. Patent No. 9,707,226, (the ‘226 Patent). Teva’s notice letter asserts that the commercial manufacture, use or sale of its generic drug product described in its ANDA will not infringe the ‘644 Patent or the ‘226 Patent, or that the ‘644 Patent and ‘226 Patent are invalid or unenforceable. Adapt Pharma Inc. and Adapt Pharma Operations Limited and Opiant filed a complaint for patent infringement against Teva in the United States District Court for the District of New Jersey. This case is currently stayed pending the outcome of the appeal of the NARCAN® Nasal Spray 4 mg/spray case.
ANDA Litigation - Teva 4mg
On or about September 13, 2016, Emergent Devices Inc. (formerly known as Adapt Pharma Inc.) and Emergent Operations Ireland Limited (formerly known as Adapt Pharma Operations Limited) and Opiant received notice from Teva that Teva had filed an ANDA with the FDA seeking regulatory approval to market a generic version of NARCAN® (naloxone hydrochloride) Nasal Spray 4 mg/spray before the expiration of the ‘253 Patent. Adapt Pharma Inc. and Adapt Pharma Operations Limited and Opiant received additional notices from Teva relating to the ‘747, the ‘177, the ‘965, the ‘838, and the ‘937 Patents. Teva’s notice letters assert that the commercial manufacture, use or sale of its generic drug product described in its ANDA will not infringe the ‘253, the ‘747, the ‘177, the ‘965, the ‘838, or the ‘937 Patent, or that the ‘253, the ‘747, the ‘177, the ‘965, the ‘838, and the ‘937 Patents are invalid or unenforceable. Adapt Pharma Inc. and Adapt Pharma Operations Limited and Opiant filed a complaint for patent infringement against Teva in the United States District Court for the District of New Jersey with respect to the ‘253 Patent. Adapt Pharma Inc. and Adapt Pharma Operations Limited and Opiant also filed complaints for patent infringement against Teva in the United States District Court for the District of New Jersey with respect to the ‘747, the ‘177, the ‘965, the ‘838 Patents. All five proceedings have been consolidated. As of the date of this filing, Adapt Pharma Inc., Adapt Pharma Operations Limited, and Opiant, have not filed a complaint related to the ‘937 Patent. Closing arguments took place on February 26, 2020. In the complaints described in the paragraphs above, the Plaintiffs sought, among other relief, orders that the effective date of FDA approvals of the Teva ANDA products and the Perrigo ANDA product be a date not earlier than the expiration of the patents listed for each product, equitable relief enjoining Teva and Perrigo from making, using, offering to sell, selling, or importing the products that are the subject of Teva and Perrigo’s respective ANDAs, until after the expiration of the patents listed for each product, and monetary relief or other relief as deemed just and proper by the court. On June 5, 2020, the U.S. District Court for the District of New Jersey issued an unfavorable ruling against Adapt Pharma Inc. and Adapt Pharma Operations Limited and Opiant in the consolidated case. Emergent filed a Notice of Appeal on July 23, 2020, after the U.S. District Court for New Jersey ruled on June 5, 2020 in favor of Teva, appealing the District Court decision to the Court of Appeals for the Federal Circuit. Emergent has also filed suit in the Federal Court in Canada against Teva Pharmaceuticals (on July 23, 2020). The litigation in Canada is related to Teva Pharmaceuticals’ recent filing of an abbreviated new drug submission (ANDS) in Canada seeking to manufacture and sell a generic form of NARCAN® Nasal Spray ahead of the expiry of the

EMERGENT BIOSOLUTIONS INC.
Canadian patent covering our product. Emergent, through its subsidiaries, has filed suit within the prescribed time period following notice from Teva of its ANDS filing in Canada.
Inter Partes Review ("IPR")
On or about February 19, 2019, Emergent Devices Inc. (formerly known as Adapt Pharma Inc.) and Emergent Operations Ireland Limited (formerly known as Adapt Pharma Operations Limited) and Opiant received notice from Nalox-1 Pharmaceuticals LLC that it had filed fifteen petitions for inter partes review of the '253 Patent, the '747 Patent, the '177 Patent, the '965 Patent, and the '838 Patent with the Patent Trial and Appeal Board (PTAB) of the United States Patent and Trademark Office. Nalox-1’s petitions assert that each of the foregoing patents are unpatentable as obvious in view of prior art.  Three of these petitions, IPR Nos. 2019-00685, 2019-00688, and 2019-00694, were instituted on August 27, 2019, September 9, 2019, and September 11, 2019, respectively. The oral hearing for the three instituted IPR proceedings was held before the PTAB on May 19, 2020.  On August 21, 2020, the PTAB issued its final written decisions for the above-listed IPRs confirming that claims of U.S. patents in the NARCAN® Nasal Spray patent portfolio are not unpatentable as obvious in view of prior art.
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
In December 2019, a novel strain of coronavirus, SARS-CoV-2, was reported to have surfaced. Since then, the SARS-CoV-2 virus has been determined to cause the disease COVID-19. COVID-19 has spread worldwide, including in the United States, Canada and
Europe.  The World Health Organization declared the COVID-19 coronavirus outbreak as a global pandemic on March 11, 2020. The pandemic has caused various governments, including in the United States at Federal and state levels, to impose restrictions on people and businesses, such as quarantines, closures, cancellations and travel restrictions. Significant disruptions due to the COVID-19 pandemic have impacted and in the future could severely impact our business and operations, including as a result of:
•diversion of government funding away from our primary procured products and product candidates resulting from changes in government priorities;
•limitation of company operations, including reduced productivity resulting from remote work and prolonged office closures as well as a potential adverse impact on our manufacturing operations if a significant number of our manufacturing employees contract the disease;
•potential delays or difficulties in receiving raw and other materials from third party suppliers to manufacture our products and product candidates as the pandemic has resulted in the extended shutdown of certain businesses which may in turn result in disruptions or delays to our supply chain;
•potential delays delivering products to our customers which may lead to a decline in sales of our government or commercially procured products that may consequently negatively impact our revenues;
•further declines to our revenues from the sales of our vaccine products that target travelers due to the significant reduction to international travel caused by the COVID-19 pandemic;
•potential delays or disruptions in our key clinical trials; and
•limitations in employee resources that would otherwise be focused on our business.
The global pandemic caused by COVID-19 continues to rapidly evolve. The full extent to which the COVID-19 pandemic will impact our business, results of operations and our financial condition will depend on future developments, which are highly uncertain and cannot be predicted or reasonably estimated with confidence at this time, such as the duration of the pandemic, potential mutations of the virus and the impact of such mutations, travel restrictions and social distancing policies and requirements in the United States and other countries, business closures or business disruptions and the effectiveness of actions

EMERGENT BIOSOLUTIONS INC.
taken in the United States and other countries to mitigate and treat the disease.
Due to the widespread impact of the pandemic, it is possible that our consolidated financial results for 2020 and future fiscal quarters may be negatively impacted, including as a result of increased government regulation and introduction of mitigation and prevention measures. The pandemic has already caused significant disruptions in the financial markets, and may continue to cause such disruptions, which could impact our ability to raise additional funds through public offerings and may also impact the volatility of our stock price and trading in our stock. In addition, the COVID-19 pandemic has adversely affected, and is expected to continue to adversely affect the United States and the global economy, having resulted in an economic downturn and recession that has impacted demand for our travel vaccines and could impact demand for our products. Such events that are generally outside of our control could have a material adverse impact on our business, operating results and financial conditions.
GOVERNMENT CONTRACTING RISKS
We currently derive a substantial portion of our revenue from USG procurement of AV7909 and ACAM2000 and have historically derived a substantial portion of our revenue from USG procurement of BioThrax. If the USG’s demand for and/or funding for procurement of AV7909 and BioThrax or ACAM2000 is substantially reduced, our business, financial condition, operating results and cash flows would be materially harmed.
We derive a substantial portion of our current and expected future revenues from USG procurement of AV7909. As AV7909 is a product development candidate, there is a higher level of risk that we may encounter challenges causing delays or an inability to deliver AV7909 than with BioThrax, which may have a material effect on our ability to generate and recognize revenue.
The success of our business and our future operating results are significantly dependent on anticipated funding for the procurement of our anthrax vaccines and the terms of such sales to the USG, including the price per dose, the number of doses and the timing of deliveries. We have no certainty that funding will be made available for the procurement of our anthrax vaccines. If priorities for the SNS change generally or with respect to our anthrax vaccines, funding to procure future doses of AV7909 or BioThrax may be delayed, limited or not available, BARDA may never complete the anticipated full transition to stockpiling AV7909 in support of anthrax preparedness, and our future business, financial condition, operating results and cash flows could be materially harmed.
In addition, we currently derive a substantial portion of our revenues from sales of ACAM2000 to the USG. If priorities for the SNS change with respect to ACAM2000 or the USG decides not to exercise additional options under our ACAM2000 contract our future business, financial condition, operating results and cash flows could be materially harmed.
Although a pre-EUA submission package related to AV7909 has been submitted to the FDA, we may not receive an EUA and eventual FDA licensure in a timely manner or at all. Delays in our ability to achieve a favorable outcome from the FDA could prevent us from realizing the full potential value of our BARDA contract for the advanced development and procurement of AV7909.
In collaboration with us, the CDC filed with the FDA a pre-EUA submission package related to AV7909, which enables FDA review of data in anticipation of a request for an EUA. This submission triggered BARDA to exercise its first contract option (valued at approximately $261 million) in July 2019 to procure 10 million doses of AV7909 and another option in July 2020 to procure additional doses (valued at approximately $258 million) for inclusion into the SNS in support of anthrax preparedness.
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
The USG is the principal customer for our PHT-focused MCMs and is the primary source of funds for the development of most of our product candidates in our development pipeline, most notably our AV7909 procured product candidate. We anticipate that the USG will also be a principal customer for those MCMs that we successfully develop within our existing product development pipeline, as well as those we acquire in the future. Additionally, a significant portion of our revenue comes from USG development contracts and grants. Over its lifetime, a USG procurement or development program may be implemented through the award of many different individual contracts and subcontracts. The funding for such government

EMERGENT BIOSOLUTIONS INC.
programs is subject to Congressional appropriations, generally made on a fiscal year basis, even for programs designed to continue for several years. For example, sales of BioThrax to be supplied under our procurement contract with the CDC are subject to the availability of funding, mostly from annual appropriations. These appropriations can be subject to political considerations, changes in priorities due to global pandemics, the results of elections and stringent budgetary constraints.
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
A significant portion of our revenue is substantially dependent upon product procurement contracts with the USG and foreign governments for our PHT products. Upon the expiration of a procurement contract, we may not be able to negotiate a follow-on procurement contract for the particular product for a similar product volume, period of performance, pricing or other terms, or at all. The inability to secure a similar or increased procurement contract could materially affect our revenues and our business, financial condition, operating results and cash flows could be harmed. For example, the BARDA procurement contract for raxibacumab that we acquired in our acquisition of raxibacumab from Human Genome Sciences, Inc. and GlaxoSmithKline LLC (collectively referred to as GSK), completed in November 2019. We intend to negotiate follow-on procurement contracts for most of our PHT products upon the expiration of a related procurement contract, including our procurement contract for raxibacumab, but there can be no assurance that we will be successful obtaining any follow-on contracts. Even if we are successful in negotiating a follow-on procurement contract, it may be for a lower product volume, over a shorter period of performance or be on less favorable pricing or other terms. An inability to secure follow-on procurement contracts for our products could materially and adversely affect our revenues, and our business, financial condition, operating results and cash flows could be harmed.
The government contracting process is typically a competitive bidding process and involves unique risks and requirements.
Our business involves government contracts and grants, which may be awarded through competitive bidding. Competitive bidding for government contracts presents many risks and requirements, including:

•the possibility that we may be ineligible to respond to a request for proposal issued by the government;
•the commitment of substantial time and attention of management and key employees to the preparation of bids and proposals for contracts that may not be awarded to us;
•the need to accurately estimate the resources and cost structure that will be required to perform any contract that we might be awarded;
•the submission by third parties of protests to our responses to requests for proposal that could result in delays or withdrawals of those requests for proposal; and
•in the event our competitors protest or challenge contract or grant awards made to us pursuant to competitive bidding, the potential that we may incur expenses or delays, and that any such protest or challenge could result in the resubmission of bids based on modified specifications, or in the termination, reduction or modification of the awarded contract.
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

EMERGENT BIOSOLUTIONS INC.
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
As a manufacturer and supplier of MCMs to the USG addressing PHTs, we must comply with numerous laws and regulations relating to the procurement, formation, administration and performance of government contracts. These laws and regulations govern how we transact business with our government clients and, in some instances, impose additional costs and related obligations on our business operations. Among the most significant government contracting regulations that affect our business are:

•the Federal Acquisition Regulation (FAR), and agency-specific regulations supplemental to FAR, which comprehensively regulate the award, formation, administration and performance of government contracts;
•the Defense Federal Acquisition Regulations (DFARs), and agency-specific regulations supplemental to DFARs, which comprehensively regulate the award, formation, administration and performance of U.S. Department of Defense (DoD) government contracts;
•the Department of State Acquisition Regulation (DOSAR), which regulates the relationship between a Department of State organization and a contractor or potential contractor;
•business ethics and public integrity obligations, which govern conflicts of interest and the hiring of former government employees, restrict the granting of gratuities and funding of lobbying activities and incorporate other requirements such as the Anti-Kickback Act, the Procurement Integrity Act, the False Claims Act and the Foreign Corrupt Practices Act;
•trade controls, including export and import control laws, International Traffic in Arms Regulations (ITAR), U.S. sanctions programs, and anti-boycott laws and regulations; and
•laws, regulations and executive orders restricting the use and dissemination of information classified for national security purposes and the exportation of certain products and technical data.
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
Government contracts customarily contain provisions that give the USG substantial rights and remedies, many of which are not typically found in commercial contracts, including provisions that allow the USG to:
•terminate existing contracts, in whole or in part, for any reason or no reason;

EMERGENT BIOSOLUTIONS INC.
•unilaterally reduce or modify contracts or subcontracts, including by imposing equitable price adjustments;
•cancel multi-year contracts and related orders, if funds for contract performance for any subsequent year become unavailable;
•decline, in whole or in part, to exercise an option to purchase product under a procurement contract or to fund additional development under a development contract;
•decline to renew a procurement contract;
•claim rights to facilities or to products, including intellectual property, developed under the contract;
•require repayment of contract funds spent on construction of facilities in the event of contract default;
•take actions that result in a longer development timeline than expected;
•direct the course of a development program in a manner not chosen by the government contractor;
•suspend or debar the contractor from doing business with the government or a specific government agency;
•pursue civil or criminal remedies under acts such as the False Claims Act and False Statements Act; and
•control or prohibit the export of products.
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

EMERGENT BIOSOLUTIONS INC.
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
There are many other difficulties and uncertainties inherent in pharmaceutical research and development that could significantly delay or otherwise materially delay our ability to develop future product candidates. These include, but are not limited to:
•Conditions imposed by regulators, ethics committees, or International Review Boards for preclinical testing and clinical trials relating to the scope or design of our clinical trials;
•Restrictions placed upon, or other difficulties with respect to, clinical trials and clinical trial sites, such as clinical holds or suspension or termination of clinical trials due to, among other things, potential safety or ethical concerns or noncompliance with regulatory requirements;
•Delayed or reduced enrollment in clinical trials, or high discontinuation rates;
•Failure by third-party contractors, contract research organizations (CROs), clinical investigators, clinical laboratories, or suppliers to comply with regulatory requirements or meet their contractual obligations in a timely manner;
•Greater than anticipated cost of or time required to complete our clinical trials; and
•Insufficient product supply or inadequate product quality.
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

EMERGENT BIOSOLUTIONS INC.
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
In addition, later discovery of previously unknown adverse events or other problems with our products, manufacturing partners or manufacturing processes, or failure to comply with regulatory requirements, may yield various results, including:
•restrictions on such products, manufacturing partners or manufacturing processes;
•restrictions on the labeling or marketing of a product;
•restrictions on distribution or use of a product;
•requirements to conduct post-marketing studies or clinical trials;
•warning letters or untitled letters;
•withdrawal of the products from the market;
•refusal to approve pending applications or supplements to approved applications that we submit;
•recall of products;
•damage to relationships with collaborators;
•unfavorable press coverage and damage to our reputation;
•fines, restitution or disgorgement of profits or revenues;
•suspension or withdrawal of marketing approvals;

EMERGENT BIOSOLUTIONS INC.
•refusal to permit the import or export of our products;
•product seizure;
•injunctions or the imposition of civil or criminal penalties; and
•litigation involving patients using our products.
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
The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively, the ACA), passed in 2010, contains the following provisions of potential importance to our business and our product candidates:
•an annual, non-deductible fee on any entity that manufactures or imports specified branded prescription products and biologic agents;
•an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program;
•a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for products that are inhaled, infused, instilled, implanted or injected;
•expansion of health care fraud and abuse laws, including the civil False Claims Act and the federal Anti-Kickback Statute, new government investigative powers and enhanced penalties for noncompliance;
•a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand products to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient products to be covered under Medicare Part D;
•extension of manufacturers’ Medicaid rebate liability to individuals enrolled in Medicaid managed care organizations;
•expansion of eligibility criteria for Medicaid programs;
•expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;
•new requirements to report certain financial arrangements with physicians and teaching hospitals;
•a new requirement to annually report product samples that manufacturers and distributors provide to physicians;
•a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research;
•a new Independent Payment Advisory Board (IPAB), which has authority to recommend certain changes to the Medicare program to reduce expenditures by the program that could result in reduced payments for prescription products; and
•established the Center for Medicare and Medicaid Innovation within the Centers for Medicare & Medicaid Services (CMS) to test innovative payment and service delivery models.
In addition, other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a

EMERGENT BIOSOLUTIONS INC.
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

EMERGENT BIOSOLUTIONS INC.
our business, results of operations, financial condition and prospects could be adversely affected.
In the United States, certain of our products are reimbursed under federal and state health care programs such as Medicaid, Medicare, TriCare, and/or state pharmaceutical assistance programs. Many foreign countries have similar laws. Federal and state laws designed to prevent fraud and abuse under these programs prohibit pharmaceutical companies from offering valuable items or services to customers or potential customers to induce them to buy, prescribe, or recommend our product (the so-called “anti-kickback” laws). Exceptions are provided for discounts and certain other arrangements if specified requirements are met. Other federal and state laws, and similar foreign laws, not only prohibit us from submitting any false information to government reimbursement programs but also prohibit us, our employees, or any third party acting on our behalf from doing anything to cause, assist, or encourage our customers to submit false claims for payment to these programs. We are also subject to various federal, state and foreign antitrust and competition laws that prohibit certain activities that may have an impact against potential competitors. Violations of the various fraud and abuse and antitrust laws may result in severe penalties against the responsible employees and us, including jail sentences, large fines, and the exclusion of our products from reimbursement under federal and state programs. Some of the laws that may affect our ability to operate include:
•the federal Anti-Kickback Statute makes it illegal for any person or entity, including a prescription drug manufacturer (or a party acting on its behalf) to knowingly and willfully solicit, receive, offer or pay remuneration, directly or indirectly, overtly or covertly, to induce, or in return for, either the referral of an individual, or the purchase, lease, prescribing or recommendation of an item, good, facility or service reimbursable by a federally funded health care program, such as the Medicare or Medicaid program. The term “remuneration” has been interpreted broadly and may constrain our marketing practices, educational programs, pricing policies and relationships with health care providers or other entities, among other activities;
•the federal False Claims Act imposes criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for, among other things, knowingly presenting, or causing to be presented, false or fraudulent claims for payment by a federal health care program or making a false statement or record material to payment of a false claim or avoiding, decreasing or concealing an obligation to pay money to the federal government, with potential liability including mandatory treble damages and significant per-claim penalties, currently set at $11,181 to $22,363 per false claim;
•the U.S. federal Health Insurance Portability and Accountability Act of 1996 (HIPAA), which imposes criminal and civil liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any health care benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any health care benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statement, in connection with the delivery of, or payment for, health care benefits, items or services. Similar to the U.S. federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (HITECH), and their respective implementing regulations mandates, among other things, the adoption of uniform standards for the electronic exchange of information in common health care transactions, as well as standards relating to the privacy, security and transmission of individually identifiable health information, which require the adoption of administrative, physical and technical safeguards to protect such information. Among other things, HITECH makes HIPAA's security standards directly applicable to “business associates,” or independent contractors or agents of covered entities that create, receive or obtain protected health information in connection with providing a service for or on behalf of a covered entity;
•the Physician Payments Sunshine Act and its implementing regulations, which require certain manufacturers of drugs, biologics, medical devices and medical supplies for which payment is available under Medicare, Medicaid or the Centers for Medicare & Medicaid Services (CMS), certain payments and transfers of value made to U.S. physicians and teaching hospitals, and ownership or investment interests held by physicians and

EMERGENT BIOSOLUTIONS INC.
their immediate family members. Beginning in 2022, applicable manufacturers will also be required to report information regarding payments and transfers of value provided to U.S. physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, and certified nurse-midwives; and
•state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws, which may apply to items or services reimbursed by any third-party payor, including commercial insurers; state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts; state, local and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, obtain pharmaceutical agent licensure, and/or otherwise restrict payments that may be made to health care providers and entities; and state, local and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to health care providers or entities, or marketing expenditures.
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
The United States government, state governments and private payors regularly investigate the pricing and competitive practices of pharmaceutical companies and biotechnology companies, and many file actions alleging that inaccurate reporting of prices has improperly inflated reimbursement rates. We may also be subject to investigations related to our pricing practices. Regardless of merit or eventual outcome,

EMERGENT BIOSOLUTIONS INC.
these types of investigations and related litigation can result in:
•Diversion of management time and attention;
•Expenditure of large amounts of cash on legal fees, costs and payment of damages or penalties;
•Limitations on our ability to continue some of our operations;
•Decreased demand for our products; and
•Injury to our reputation.
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

EMERGENT BIOSOLUTIONS INC.
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

EMERGENT BIOSOLUTIONS INC.
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

•warning letters and other communications;
•product seizure or withdrawal of the product from the market;
•restrictions on the marketing or manufacturing of a product;
•suspension or withdrawal of regulatory approvals or refusal to approve pending applications or supplements to approved applications;
•fines or disgorgement of profits or revenue; and
•injunctions or the imposition of civil or criminal penalties.
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

EMERGENT BIOSOLUTIONS INC.
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

EMERGENT BIOSOLUTIONS INC.
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
MANUFACTURING RISKS
Disruption at, damage to or destruction of our manufacturing facilities could impede our ability to manufacture anthrax vaccines, ACAM2000 or our other products, as well as deliver our contract development and manufacturing services, which would harm our business, financial condition, operating results and cash flows.
An interruption in our manufacturing operations could result in our inability to produce our products and product candidates for delivery to satisfy the demands of our customers in a timely manner, which would reduce our revenues and materially harm our business, financial condition, operating results and cash flows. A number of factors could cause interruptions, including:
•equipment malfunctions or failures;
•technology malfunctions;
•cyber-attacks;
•work stoppages or slowdowns;
•civil unrest and protests, including by animal rights activists;
•injunctions;
•damage to or destruction of the facility; and
•product contamination or tampering.
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
Several of our products, including BioThrax and ACAM2000 and many of our current product candidates, including AV7909, are biologics. Manufacturing biologics, especially in large quantities, is complex. The products must be made consistently

EMERGENT BIOSOLUTIONS INC.
and in compliance with a clearly defined manufacturing process. Problems during manufacturing may arise for a variety of reasons, including problems with raw materials, equipment malfunction and failure to follow specific protocols and procedures. In addition, slight deviations anywhere in the manufacturing process, including obtaining materials, maintaining master seed or cell banks and preventing genetic drift, seed or cell growth, fermentation, contamination including from particulates among other things, filtration, filling, labeling, packaging, storage and shipping, potency and stability issues and other quality control testing, may result in lot failures or manufacturing shut-downs, delays in the release of lots, product recalls, spoilage or regulatory action. Such deviations may require us to revise manufacturing processes or change manufacturers. Additionally, as our equipment ages, it will need to be replaced. Replacement of equipment has the potential to introduce variations in the manufacturing process that may result in lot failures or manufacturing shut-downs, delay in the release of lots, product recalls, spoilage or regulatory action. Success rates can also vary dramatically at different stages of the manufacturing process, which can reduce yields and increase costs. From time to time, we may experience deviations in the manufacturing process that may take significant time and resources to resolve and, if unresolved, may affect manufacturing output and could cause us to fail to satisfy customer orders or contractual commitments, lead to a termination of one or more of our contracts, lead to delays in our clinical trials, result in litigation or regulatory action against us, including warning letters and other restrictions on the marketing or manufacturing of a product, or cause the FDA to cease releasing product until the deviations are explained and corrected, any of which could be costly to us, damage our reputation and negatively impact our business.
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

EMERGENT BIOSOLUTIONS INC.
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
RISKS RELATED TO RELIANCE ON THIRD PARTIES
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
We depend on certain single-source suppliers for key materials and services necessary for the manufacture of AV7909, BioThrax, ACAM2000, NARCAN Nasal Spray and our other products and product candidates. For example, we rely on a single-source supplier to provide us with Alhydrogel in sufficient quantities to meet our needs to manufacture AV7909 and BioThrax. We also rely on single-source suppliers for the specialty plasma in our hyperimmune specialty plasma products and certain ingredients for ACAM2000. A disruption in the availability of such materials or services from these suppliers, due to their bankruptcy or other unknown factors that may impact these suppliers, or in the quality of the material provided by such suppliers could require us to qualify and validate alternative suppliers. If we are unable to locate or establish alternative suppliers, our ability to manufacture our products and product candidates could be adversely affected and could harm our revenues, cause us to fail to satisfy contractual commitments, lead to a termination of one or more of our contracts or lead to delays in our clinical trials, any of which could be costly to us and otherwise materially harm our business, financial condition, operating results and cash flows.
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

EMERGENT BIOSOLUTIONS INC.
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
We may not be able to integrate any acquired business successfully or operate any acquired business profitably, including our prior acquisitions of Adapt Pharma Limited and PaxVax Holding Company Ltd. In addition, cost synergies, if achieved at all, may be less than we expect, or may take greater time to achieve than we anticipate.
Issues that could delay or prevent successful integration or cost synergies of an acquired business or products include, among others:

•retaining existing customers and attracting new customers;
•retaining key employees;
•diversion of management attention and resources;
•conforming internal controls, policies and procedures, business cultures and compensation programs;
•consolidating corporate and administrative infrastructures;
•successfully executing technology transfers and obtaining required regulatory approvals;
•consolidating sales and marketing operations;
•identifying and eliminating redundant and underperforming operations and assets;
•assumption of known and unknown liabilities;
•coordinating geographically dispersed organizations;

EMERGENT BIOSOLUTIONS INC.
•managing tax costs or inefficiencies associated with integrating operations; and
•the strength of any intellectual property portfolio we may acquire.
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
Competition for AV7909, BioThrax, ACAM2000, and our other biological products and product candidates, otherwise referred to as our “Biologic Products,” may be affected by follow-on biologics, or “biosimilars,” in the United States and other jurisdictions. Regulatory and legislative activity in the United States and other countries may make it easier for generic drug manufacturers to manufacture and sell biological drugs similar or identical to our Biologic Products, which might affect the profitability or commercial viability of our Biologic Products. Under the Biologics Price Competition and Innovation Act of 2010, the FDA cannot approve a biosimilar application until the 12-year exclusivity period for the innovator biologic has expired. Regulators in the European Union and in other foreign jurisdictions have already approved biosimilars. The specific regulatory framework for this biosimilar approval path and the extent to which an approved biosimilar would be substituted for the innovator biologic are not yet clear and will depend on many factors. If a biosimilar version of one of our Biologic Products were approved, it could have a material adverse effect on the sales and gross profits of the affected Biologic Product and could adversely affect our business, financial condition, operating results and cash flows.
Our NARCAN® Nasal Spray could face future potential competition from other treatments.
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
On June 5, 2020, the U.S. District Court for the District of New Jersey issued an unfavorable ruling against Adapt in the consolidated case. The Company has filed a notice of appeal related to the decision with

EMERGENT BIOSOLUTIONS INC.
the U.S. Court of Appeals for the Federal Circuit. While the case is on appeal, it is possible that Teva could proceed with an at-risk launch of its generic NARCAN® Nasal Spray 4mg/spray. The 2mg/spray is currently stayed pending the outcome of the appeal of the NARCAN® Nasal Spray 4mg/spray case.
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
We have invested significant effort and financial resources in the development of our vaccines, therapeutics and medical device product candidates and the acquisition of additional product candidates. In addition to our product sales, our ability to generate revenue is dependent on a number of factors, including the success of our development programs, the USG's interest in providing development funding for or procuring certain of our product candidates, and the commercial viability of our acquired or developed product candidates. The commercial success of our product candidates will depend on many factors, including accomplishing the following in an economical manner:
•successful development, formulation and cGMP scale-up of manufacturing that meets FDA or other foreign regulatory requirements;
•successful program partnering;
•successful completion of clinical or non-clinical development, including toxicology studies and studies in approved animal models;
•receipt of marketing approvals from the FDA and equivalent foreign regulatory authorities;
•establishment of commercial manufacturing processes and product supply arrangements;
•training of a commercial sales force for the product, whether alone or in collaboration with others;
•successful registration and maintenance of relevant patent and/or other proprietary protection; and
•acceptance of the product by potential government and other customers.
The COVID-19 product candidates we are working on may not be safe or effective and, even if they are, we may not be able to manufacture sufficient quantities to meet demand.

We are developing two product candidates for the possible prophylaxis or treatment of COVID-19 and we are also providing contract development and manufacturing services for the development and/or manufacture of four vaccine product candidates for

EMERGENT BIOSOLUTIONS INC.
customers. There can be no assurance that any of these product candidates will be safe or effective. There can be no assurance that any of these product candidates will receive approval or be authorized for emergency use by the FDA or any other health regulatory authority. Even if these product candidates are safe and/or effective and receive approval or authorization by a health regulatory authority, the manufacturing processes for these programs are under development and will be complex. As a result, there can be no assurance that we will be able to produce any significant quantity of these products in a timely basis or at all, or negotiate further commitments under our existing CDMO contracts to manufacture vaccines against COVID-19, which could adversely affect our business, financial condition, operating results and cash flows.

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
We may experience unforeseen events or issues during, or as a result of, preclinical testing, clinical trials or animal efficacy studies. These issues and events, which could delay or prevent our ability to receive regulatory approval for a product candidate, include, among others:
•our inability to manufacture sufficient quantities of materials for use in trials;
•the unavailability or variability in the number and types of subjects for each study;
•safety issues or inconclusive or incomplete testing, trial or study results;
•drug immunogenicity;
•lack of efficacy of product candidates during the trials;
•government or regulatory restrictions or delays; and
•greater than anticipated costs of trials.
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

EMERGENT BIOSOLUTIONS INC.
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
Obtaining issued patents relating to our technology or products is not always possible. Even if issued, patents may inadvertently lapse or be challenged, narrowed, invalidated, or circumvented, and such happenings could limit our ability to stop competitors from marketing similar products or limit the duration of patent protection we may have for our products. Patent rights are occasionally allowed to lapse in the ordinary course of business as part of alignment with business strategy and resource availability. If circumstances change where such patent rights may have been valuable, our competitive position may be adversely affected. Changes in patent laws or administrative patent office rules or changes in interpretations of patent laws in the United States and in other countries may also impact the value of our intellectual property, For example, by narrowing the scope of our patent protection, or resulting in costly defensive measures. In addition, some countries do not grant patent claims directed to certain subject matter, such as methods of treating humans. Thus, in these countries, patent protection may not be available for protection of certain aspects of our products or product candidates.

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

EMERGENT BIOSOLUTIONS INC.
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
We may be challenged that our development and commercialization activities, as well as any product candidates or products resulting from these activities, may potentially infringe or be claimed to infringe patents and other intellectual property rights of third parties for which we do not hold sufficient licenses or other rights. Additionally, third parties may be successful in obtaining patent protection for technologies that cover development and commercialization activities in which we are already engaged. Third parties may own or control these patents and intellectual property rights in the United States and abroad. These third parties could bring claims against us that could cause us to incur substantial expenses to defend against these claims and, if successful against us, could cause us to pay substantial damages. Further, if a patent infringement or other similar suit is brought against us, we could be forced to stop or delay development, manufacturing, or sales of the product or product candidate that is the subject of the suit. Intellectual property litigation in the biopharmaceutical industry is common, and we expect this trend to continue.
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
One or more of our products is approved as a drug product under the provisions of the U.S. Food, Drug and Cosmetic Act (FDCA), which may render it susceptible to potential competition from generic manufacturers via the Hatch-Waxman Act and ANDA process.

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

EMERGENT BIOSOLUTIONS INC.
days of receiving notice from an ANDA filer, the patent owner is entitled to receive a 30 month stay on the FDA’s ability to give final approval for the generic product that is the subject of the ANDA.
Generic manufacturers use Paragraph IV certifications to challenge the validity of patents listed in the FDA’s Approved Drug Products List with Therapeutic Equivalence Evaluations, commonly referred to as the Orange Book, on a wide array of innovative therapeutic products.

Although we intend to vigorously enforce our intellectual property rights, there can be no assurance that we will prevail in our enforcement or defense of our patent rights. Our existing patents could be invalidated, found unenforceable, or found not to cover a generic form of our product.

Generic manufacturers of biosimilars also have a pathway to challenge innovator products. The 2010 Patient Protection and Affordable Care Act, which was signed into law on March 23, 2010, included a subtitle called the Biologics Price Competition and Innovation Act of 2009 (BPCIA). The BPCIA established a regulatory scheme authorizing the FDA to approve biosimilars and interchangeable biosimilars.

FINANCIAL RISKS

We have incurred significant indebtedness in connection with our acquisitions and servicing our debt requires a significant amount of cash. We may not have sufficient cash flow from our operations to pay our substantial debt.
Our ability to make scheduled payments of the principal of, to pay interest on or to further refinance our indebtedness depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. We may also seek additional debt financing to support our ongoing activities or to provide additional financial flexibility. Debt financing can have significant adverse consequences for our business, including:
•requiring us to dedicate a substantial portion of any cash flow from operations to payment on our debt, which would reduce the amounts available to fund other corporate initiatives;
•increasing the amount of interest that we have to pay on debt with variable interest rates, if market rates of interest increase, to the extent we are unable to offset the risk of such increases through our hedging instruments;
•subjecting us, as under our Senior Secured Credit Facilities and the indenture governing the 3.875% Senior Unsecured Notes due 2028
(Senior Unsecured Notes), to restrictive covenants that reduce our ability to take certain corporate actions, acquire companies, products or technology, or obtain further debt financing;
•requiring us to pledge our assets as collateral, which could limit our ability to obtain additional debt financing;
•limiting our flexibility in planning for, or reacting to, general adverse economic and industry conditions; and
•placing us at a competitive disadvantage compared to our competitors that have less debt, better debt servicing options or stronger debt servicing capacity.
We may not have sufficient funds or be able to obtain additional financing to pay the amounts due under our indebtedness. In addition, failure to comply with the covenants under our Senior Secured Credit Facilities and other debt agreements, including the maintenance of a specified consolidated net leverage ratio and debt service coverage ratio under our Senior Secured Credit Facilities, could result in an event of default under those agreements. An event of default could result in the acceleration of amounts due under a particular debt agreement and a cross default and acceleration under other debt agreements, and we may not have sufficient funds to pay or be able to obtain additional financing to make any accelerated payments. Under these circumstances, our lenders could seek to enforce security interests in our assets securing our indebtedness.
Our current indebtedness restricts and any additional debt financing may restrict the operation of our business and limit the cash available for investment in our business operations.
The Senior Secured Credit Facilities include a $450 million Term Loan Facility and the ability to borrow up to $600 million under our Revolving Credit Facility, of which we had outstanding borrowings of approximately $427.5 million and $0 million, respectively, as of September 30, 2020. On August 7, 2020, we completed an offering of $450 million aggregate principal amount of Senior Unsecured Notes, of which $353 million of the net proceeds were used to pay down our Revolving Credit Facility. We may also seek additional debt financing to support our ongoing activities or to provide additional financial flexibility. Debt financing can have significant adverse consequences for our business, including:

EMERGENT BIOSOLUTIONS INC.
•the level, timing and cost of product sales and contract development and manufacturing services;
•the extent to which we acquire or invest in and integrate companies, businesses, products or technologies;
•the acquisition of new facilities and capital improvements to new or existing facilities;
•the payment obligations under our indebtedness;
•the scope, progress, results and costs of our development activities;
•our ability to obtain funding from collaborative partners, government entities and non-governmental organizations for our development programs;
•the extent to which we repurchase additional common stock under any future share repurchase program; and
•the costs of commercialization activities, including product marketing, sales and distribution.
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
If we raise funds by issuing equity securities, our stockholders may experience dilution. Debt financing, if available, may involve agreements that include covenants, like those contained in our Senior Secured Credit Facilities and the indenture governing the Senior Unsecured Notes, limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, pursuing acquisition opportunities or declaring dividends. If we raise funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish valuable rights to our technologies or product candidates or grant licenses on terms that may not be favorable to us. We are not restricted under the terms of the indenture governing our 2.875% Convertible Senior Notes due 2021 (Senior Convertible Notes) from incurring additional debt, securing existing or future debt, recapitalizing our debt or taking a number of other actions that could have the effect of diminishing

EMERGENT BIOSOLUTIONS INC.
our ability to make payments on our indebtedness. However, our Senior Secured Credit Facilities restrict our ability to incur additional indebtedness, including secured indebtedness.
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
If we cannot successfully defend ourselves against future claims that our products or product candidates caused injuries and if we are not entitled to indemnity by the USG, or the USG does not honor its obligations to us under the PREP Act or SAFETY Act, or if the liability protections under the PREP Act and SAFETY Act are not adequate to cover all claims, we may incur substantial liabilities. Regardless of merit or eventual outcome, product liability claims may result in:

•decreased demand or withdrawal of a product;
•injury to our reputation;
•withdrawal of clinical trial participants;
•costs to defend the related litigation;
•substantial monetary awards to trial participants or patients;
•loss of revenue; and
•an inability to commercialize products that we may develop.
The amount of insurance that we currently hold may not be adequate to cover all liabilities that we may incur. Further product liability insurance may be difficult and expensive to obtain. We may not be able to maintain insurance coverage at a reasonable cost and

EMERGENT BIOSOLUTIONS INC.
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
Our business is increasingly dependent on critical, complex and interdependent information technology systems, including Internet-based systems, to support business processes as well as internal and external communications. We also have contracted with the USG and pharmaceutical companies, such as Johnson & Johnson and AstraZeneca, for the development and manufacture of a significant quantity of COVID-19 vaccines, and separately we are working on two proprietary COVID-19 therapeutics with support from the USG and other private sector entities, which has raised our security profile, and heightened potential risks that malicious actors may seek to disrupt our systems or misappropriate our information. The size and complexity of our computer systems make them potentially vulnerable to interruption, invasion, computer viruses, destruction, malicious intrusion and additional related disruptions, which may result in the impairment of production and key business processes. Our systems are also potentially vulnerable to data security breaches through employee error, phishing scams and malfeasance, which may expose sensitive data to unauthorized persons. No system of protection is adequate to protect against all such threats, even if they are deemed to be industry standard, and there can be no assurance that we will be able to repel any such attacks. Data security breaches could lead to the loss of trade secrets or other intellectual property or the public exposure of personal information, including sensitive personal information, of our employees, clinical trial patients, customers and others. Responding to any such threats may also be expensive and time-consuming.
A significant business disruption or a breach in security resulting in misappropriation, theft or sabotage with respect to proprietary and confidential business and employee information could result in significant financial losses, legal, business or reputational harm to us, compromise our business prospects and our commitments to the USG or other customers, any of which could materially and adversely affect our business, financial condition and operating results.
Our success is dependent on our continued ability to attract, motivate and retain key personnel, and any failure to attract or retain key personnel may negatively affect our business.

EMERGENT BIOSOLUTIONS INC.
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
Mr. El-Hibri has the ability to significantly influence the election of the members of our Board of Directors due to his substantial beneficial ownership of our common stock. As of September 30, 2020, Mr. El-Hibri was the beneficial owner of approximately 9% of our outstanding common stock. As a result, Mr. El-Hibri could exercise substantial influence over corporate actions requiring board or stockholder approval, including a change of control, or any amendment of our certificate of incorporation or by-laws. The control by Mr. El-Hibri may prevent other stockholders from influencing significant corporate decisions. In addition, Mr. El-Hibri's significant beneficial ownership of our shares could present the potential for a conflict of interest.
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
These provisions include:
•the classification of our directors;
•limitations on changing the number of directors then in office;
•limitations on the removal of directors;
•limitations on filling vacancies on the board;
•advance notice requirements for stockholder nominations of candidates for election to the Board of Directors and other proposals;
•the inability of stockholders to act by written consent;
•the inability of stockholders to call special meetings; and
•the ability of our Board of Directors to designate the terms of and issue a new series of preferred stock without stockholder approval.
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

EMERGENT BIOSOLUTIONS INC.
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
Our stock price has been, and is likely to continue to be, volatile. The market price of our common stock could fluctuate significantly for many reasons, including in response to the risks described in this “Risk Factors” section, or for reasons unrelated to our operations, such as reports by industry analysts, investor perceptions or negative announcements by our customers, competitors or suppliers regarding their own performance, as well as industry conditions and general financial, economic and political instability. From November 15, 2006, when our common stock first began trading on the New York Stock Exchange, through October 30, 2020, our common stock has traded as high as $137.61 per share and as low as $4.17 per share. Due to fears associated with COVID-19, the stock market has recently experienced extreme volatility and the market for biopharmaceutical companies has generally experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price of our common stock may be influenced by many factors, including, among others:
•contracts, decisions and procurement policies by the USG affecting our anthrax vaccines and our other products and product candidates;
•CDMO contracts related to COVID-19 with collaboration partners;
•the success of competitive products or technologies;
•results of clinical and non-clinical trials of our product candidates;
•announcements of acquisitions, financings or other transactions by us;
•litigation or legal proceedings;
•public concern as to the safety of our products;
•termination or delay of a development program;
•the recruitment or departure of key personnel;
•variations in our product revenue and profitability; and
•the other factors described in this “Risk Factors” section.
Because we currently do not pay dividends, investors will benefit from an investment in our common stock only if it appreciates in value.
We currently do not pay dividends on our common stock. Our Senior Secured Credit Facilities and the indenture governing our Senior Unsecured Notes limit and any future debt agreements that we enter into may limit our ability to pay dividends. As a result, capital appreciation, if any, of our common stock will be the sole source of gain for our stockholders for the foreseeable future.

A significant portion of our shares may be sold into the market at any time. This could cause the market price of our common stock to drop significantly.
Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales or the perception in the market that the holders of a large number of shares intend to sell shares could reduce the market price of our common stock. Moreover, holders of an aggregate of approximately 6 million shares of our common stock outstanding as of September 30, 2020, have the right to require us to register these shares of common stock under specified circumstances.

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
4.1
Indenture, dated as of August 7, 2020, by and among the Company, certain subsidiaries of the Company and U.S. Bank National Association, as trustee. (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, filed on August 7, 2020).

4.2	Form of 3.875% Senior Unsecured Note due 2028 (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K, filed on August 7, 2020).
10.1†
Purchase Agreement, dated as of August 4, 2020, by and among the Company, the subsidiaries of the Company named therein as guarantors, and Wells Fargo Securities, LLC, as representative of the several initial purchasers identified therein. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on August 7, 2020).

10.2	Second Amendment to Amended and Restated Credit Agreement, dated August 7, 2020. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed on August 7, 2020).
10.3#†
Modification No. 6, effective July 13, 2020, to the Award/Contract, effective September 30, 2016, from the BioMedical Advanced Research and Development Authority to Emergent Product Development Gaithersburg Inc. (the BARDA AV7909 Contract).

10.4#†
Modification No. 21, effective June 12, 2020, to the Award/Contract, effective June 15, 2012 (the BARDA ADM Contract), from the BioMedical Advance Research and Development Authority to Emergent Manufacturing Operations Baltimore LLC.

10.5#†	Modification No. 22, effective June 12, 2020, to the BARDA ADM Contract.
10.6#†	Modification No. 23, effective July 22, 2020, to the BARDA ADM Contract.
10.7#†	Modification No. 24, effective August 28, 2020, to the BARDA ADM Contract.
10.8#†	Modification No. 25, effective September 25, 2020, to the BARDA ADM Contract.
10.9#†
Modification No. 1, effective August 24, 2020, to task order #75A50120F33007, between Emergent Manufacturing Operations Baltimore LLC and the BioMedical Advance Research and Development Authority under the BARDA ADM Contract.

10.10#†
Order for Supplies and Services Between Emergent Manufacturing Operations Baltimore LLC and the BioMedical Advance Research and Development Authority, dated August 6, 2020, under the BARDA ADM Contract (Task Order 75A50120F33008).

10.11#†	Modification No. 1, effective August 24, 2020, to Task Order #75A50120F33008.
10.12#†	Manufacturing Services Agreement, dated July 26, 2020, by and between Emergent Manufacturing Operations Baltimore, LLC and AstraZeneca Pharmaceuticals LP. (AZ MSA).
10.13#†	Manufacturing Product Schedule, dated July 26, 2020 to AZ MSA.
10.14#†	Work Order to Manufacturing Services Agreement, dated June 10, 2020, between Emergent Manufacturing Operations Baltimore, LLC and AstraZeneca Pharmaceuticals LP (included as part of AZ MSA).
10.15#†	Amendment No. 1, effective September 30, 2020, to AZ MSA.
10.16#†
Manufacturing Services Agreement, dated July 2, 2020, by and between Emergent Manufacturing Operations Baltimore, LLC and Janssen Pharmaceuticals, Inc., one of the Janssen Pharmaceutical Companies of Johnson & Johnson.

31.1 #	Certification of the Chief Executive Officer, pursuant to Exchange Act Rule 13a-14(a).
31.2 #	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).
32.1 #	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EMERGENT BIOSOLUTIONS INC.

32.2 #	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 #	The following financial information related to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statement of Changes in Stockholders' Equity; and (vi) the related Notes to the Condensed Consolidated Financial Statements.

104 #	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101.

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

EMERGENT BIOSOLUTIONS INC.

By: /s/ROBERT G. KRAMER Robert G. Kramer President, Chief Executive Officer and Director (Principal Executive Officer)

Date: November 5, 2020

By: /s/RICHARD S. LINDAHL Richard S. Lindahl Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Date: November 5, 2020