Form 10-Q
period 2021-03-31
Emergent BioSolutions Inc.
filed 2021-04-30
CIK 1367644

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	March 31, 2021

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 23, 2021 the registrant had 53,585,478 shares of common stock outstanding.

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
There are a number of important factors that could cause our actual results to differ materially from those indicated by such forward-looking statements, including, among others:
▪the full impact of the novel strain of coronavirus (SARS-CoV-2) causing COVID-19 disease (COVID-19), on our markets, operations and employees as well as those of our customers and suppliers;
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
▪changes to USG priorities for the strategic national stockpile (SNS) and the future exercise of all remaining options under our contract for the procurement of ACAM2000® (Smallpox (Vaccinia) Vaccine, Live) and other government procurement contracts;
▪the negotiation of further commitments or contracts related to the collaboration and deployment of capacity toward future commercial manufacturing under our CDMO contracts;
▪the timing of our submission of an application for and our ability to secure licensure of AV7909 from the FDA within the anticipated timeframe, if at all;
▪our ability to secure follow-on procurement contracts for our public health threat (PHT) products that are under procurement contracts that have expired or will be expiring;
▪our ability to successfully appeal the patent litigation decision related to NARCAN® (naloxone hydrochloride) Nasal Spray 4mg/spray;
▪our ability and the ability of our collaborators to enforce patents related to NARCAN Nasal Spray against potential generic entrants;
▪our ability to develop safe and effective treatments for COVID-19 and obtain authorization for emergency use for or approval of such treatments by the FDA;

EMERGENT BIOSOLUTIONS INC.
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

ITEM 1. FINANCIAL STATEMENTS
Emergent BioSolutions Inc.
Condensed Consolidated Balance Sheets
(unaudited, in millions, except per share amounts)

	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$547.8	$621.3
Restricted cash	0.2	0.2
Accounts receivable, net	184.4	230.9
Inventories, net	406.5	307.0
Prepaid expenses and other current assets	42.2	36.5
Total current assets	1,181.1	1,195.9

Property, plant and equipment, net	692.9	644.1
Intangible assets, net	648.2	663.1
Goodwill	266.5	266.7
Other assets	111.4	113.4
Total assets	$2,900.1	$2,883.2

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$142.2	$136.1
Accrued expenses	25.0	46.9
Accrued compensation	55.0	84.6
Debt, current portion	26.0	33.8
Other current liabilities	122.0	83.1
Total current liabilities	370.2	384.5

Contingent consideration, net of current portion	5.3	34.2
Debt, net of current portion	833.1	841.0
Deferred tax liability	53.3	53.2
Contract liabilities, net of current portion	52.5	55.5
Other liabilities	62.9	67.8
Total liabilities	1,377.3	1,436.2

Stockholders' equity:
Preferred stock, $0.001 par value; 15.0 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value; 200.0 shares authorized, 54.8 and 54.3 shares issued; 53.6 and 53.1 shares outstanding, respectively	0.1	0.1
Additional paid-in capital	790.1	784.9
Treasury stock, at cost, 1.2 common shares	(39.6)	(39.6)
Accumulated other comprehensive loss, net	(24.4)	(25.3)
Retained earnings	796.6	726.9
Total stockholders' equity	1,522.8	1,447.0
Total liabilities and stockholders' equity	$2,900.1	$2,883.2

See accompanying notes.

Emergent BioSolutions Inc.
Condensed Consolidated Statements of Operations
(unaudited, in millions, except per share amounts)

	Three Months Ended March 31,
	2021	2020
Revenues:
Product sales, net	$137.9	$148.2
Contract development and manufacturing services	183.8	21.7
Contracts and grants	21.3	22.6
Total revenues	343.0	192.5

Operating expenses:
Cost of product sales and contract development and manufacturing services	99.3	76.9
Research and development	52.5	42.7
Selling, general and administrative	80.9	69.7
Amortization of intangible assets	14.9	14.8
Total operating expenses	247.6	204.1

Income (loss) from operations	95.4	(11.6)

Other income (expense):
Interest expense	(8.5)	(8.6)
Other, net	(1.7)	(1.1)
Total other income (expense), net	(10.2)	(9.7)

Income (loss) before income taxes	85.2	(21.3)
Income taxes	(15.5)	8.8
Net income (loss)	$69.7	$(12.5)

Net income (loss) per common share
Basic	$1.31	$(0.24)
Diluted	$1.28	$(0.24)

Shares used in computing income (loss) per share
Basic	53.3	52.0
Diluted	54.5	52.0

See accompanying notes.

Emergent BioSolutions Inc.
Condensed Consolidated Statements of Comprehensive Income
(unaudited, in millions)

	Three Months Ended March 31,
	2021	2020
Net income (loss)	$69.7	$(12.5)
Other comprehensive income (loss), net of tax:
Foreign currency translation	(2.2)	(0.1)
Unrealized gains (losses) on hedging activities	3.1	(11.2)
Total other comprehensive income (loss)	0.9	(11.3)
Comprehensive income (loss)	$70.6	$(23.8)

See accompanying notes.

Emergent BioSolutions Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited, in millions)

	Three Months Ended March 31,
	2021	2020
Cash flows provided by operating activities:
Net income (loss)	$69.7	$(12.5)
Adjustments to reconcile to net income (loss) to net cash provided by operating activities:
Share-based compensation expense	10.5	6.6
Depreciation and amortization	28.7	28.2
Change in fair value of contingent consideration, net	1.1	0.6
Amortization of deferred financing costs	1.0	0.7
Deferred income taxes	(1.7)	(4.2)
Other	3.5	—
Changes in operating assets and liabilities:
Accounts receivable	42.1	108.2
Inventories	(99.9)	(25.6)
Prepaid expenses and other assets	(10.0)	(15.3)
Accounts payable	20.1	(15.6)
Accrued expenses and other liabilities	(40.0)	1.1
Accrued compensation	(29.4)	(14.9)
Contract liabilities	9.4	0.5
Net cash provided by operating activities:	5.1	57.8
Cash flows used in investing activities:
Purchases of property, plant and equipment and other	(56.1)	(24.2)
Net cash used in investing activities:	(56.1)	(24.2)
Cash flows used in financing activities:
Principal payments on revolving credit facility	—	(20.0)
Principal payments on term loan facility	(5.6)	(2.8)
Principal payments on convertible senior notes	(10.6)	—
Proceeds from share-based compensation activity	6.9	9.1
Taxes paid for share-based compensation activity	(12.2)	(5.6)
Contingent consideration payments	(0.7)	(0.7)
Net cash used in financing activities:	(22.2)	(20.0)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(0.3)	0.1
Net change in cash, cash equivalents and restricted cash	(73.5)	13.7
Cash, cash equivalents and restricted cash at beginning of period	621.5	168.0
Cash, cash equivalents and restricted cash at end of period	$548.0	$181.7
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$12.4	$7.4
Cash paid during the period for income taxes	1.5	3.6
Supplemental information on non-cash investing and financing activities:
Purchases of property, plant and equipment unpaid at period end	$32.5	$7.3
Reconciliation of cash and cash equivalent and restricted cash at March 31, 2021 and December 31, 2020:
Cash and cash equivalents	$547.8	$621.3
Restricted cash	0.2	0.2
Total	$548.0	$621.5
See accompanying notes.

Emergent BioSolutions Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity
(unaudited, in millions)

	$0.001 Par Value Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
	Shares	Amount		Shares	Amount

Balance at December 31, 2020	54.3	$0.1	$784.9	(1.2)	$(39.6)	$(25.3)	$726.9	$1,447.0
Share-based compensation activity	0.5	—	5.2	—	—	—	—	5.2
Net income (loss)	—	—	—	—	—	—	69.7	69.7
Other comprehensive income (loss)	—	—	—	—	—	0.9	—	0.9
Balance at March 31, 2021	54.8	$0.1	$790.1	(1.2)	$(39.6)	$(24.4)	$796.6	$1,522.8

Balance at December 31, 2019	53.0	$0.1	$716.1	(1.2)	$(39.6)	$(9.9)	$421.8	$1,088.5
Share-based compensation activity	0.5	—	10.1	—	—	—	—	10.1
Net income (loss)	—	—	—	—	—	—	(12.5)	(12.5)
Other comprehensive income (loss)	—	—	—	—	—	(11.3)	—	(11.3)
Balance at March 31, 2020	53.5	$0.1	$726.2	(1.2)	$(39.6)	$(21.2)	$409.3	$1,074.8

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
The Company is focused on the following five distinct PHT categories: Chemical, Biological, Radiological, Nuclear and Explosives ("CBRNE"); emerging infectious diseases ("EID"); travel health; emerging health crises; acute/emergency care; and contract development and manufacturing ("CDMO"). The Company has a product portfolio of ten products (vaccines, therapeutics, and drug-device combination products) that contribute a substantial portion of our revenue. The Company has two product candidates that are procured under special circumstances by certain government agencies, although they are not approved by the U.S. Food and Drug Administration ("FDA"). The U.S. government (the "USG") is the Company's largest customer and provides the Company with substantial funding for the development of a number of its product candidates.
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
Procured Product Candidates
•AV7909® (Anthrax Vaccine Absorbed with Adjuvant), is a procured product candidate being developed as a next generation anthrax vaccine for post-exposure prophylaxis of disease resulting from suspected or confirmed Bacillus anthracis exposure. The USG has started procuring AV7909 for the Strategic National Stockpile ("SNS") prior to its approval by the FDA and has been reducing its purchases of BioThrax as a result; and

EMERGENT BIOSOLUTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in millions, except share and per share amounts)
•Trobigard® is a combination drug-device auto-injector procured product candidate that contains atropine sulfate and obidoxime chloride. It has not been approved by the FDA, but it is procured by certain authorized government buyers under special circumstances for potential use as a nerve agent countermeasure.
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
2.    Basis of Presentation and Principles of Consolidation
Basis of presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Emergent and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements included herein have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X issued by the SEC. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC.
All adjustments contained in the accompanying unaudited condensed consolidated financial statements are of a normal recurring nature and are necessary to present fairly the financial position of the Company as of March 31, 2021. Interim results are not necessarily indicative of results that may be expected for any other interim period or for an entire year.
Significant accounting policies
During the three months ended March 31, 2021, there have been no significant changes to the Company's summary of significant accounting policies contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC.
Fair value measurements
Separate disclosure is required for assets and liabilities measured at fair value on a recurring basis from those measured at fair value on a non-recurring basis. The Company has cash held in money market accounts (level 1) and time deposits (level 2), contingent purchase consideration (level 3) and interest rate swaps arrangements (level 2) that are measured at fair value on a recurring basis (Note 7 and Note 8). The Company also records the assets and liabilities of acquisitions at fair value.

EMERGENT BIOSOLUTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in millions, except share and per share amounts)
On a non-recurring basis, the Company measures its long-lived assets using fair value measurements. Goodwill is allocated to the Company's reporting units, which are one level below its operating segment. The Company evaluates goodwill and other indefinite-lived intangible assets for impairment annually as of October 1 and earlier if an event or other circumstance indicates that the carrying value of the asset may not be recoverable. If the Company believes that as a result of its qualitative assessment it is more likely than not that the fair value of a reporting unit or other indefinite-lived intangible asset is greater than its carrying amount, the quantitative impairment test is not required. If however it is determined that it is not more likely than not that the fair value of a reporting unit or other indefinite-lived intangible asset is greater than its carrying amount, a quantitative test is required. Long-lived assets such as intangible assets and property, plant and equipment are not required to be tested for impairment annually. Instead, long-lived assets are tested for impairment whenever circumstances indicate that the carrying amount of the asset may not be recoverable, such as when there is an adverse change in the market relating to those related assets. The impairment test first requires a comparison of undiscounted future cash flows to the carrying value of the asset. Determining the need for a detailed impairment analysis requires the exercise of judgment about several business factors, including the timing of expected future cash flows and assumptions about the economic environment.
As of March 31, 2021 and December 31, 2020, the Company had no other significant assets or liabilities that were measured at fair value.
Recently issued accounting standards
Recently Adopted
ASU 2019-12, Simplifications to Accounting for Income Taxes ("ASU 2019-12")
In December 2019, the FASB issued ASU 2019-12. ASU 2019-12 removes certain exceptions for recognizing deferred taxes for investments, performing intra-period allocation and calculating income taxes in interim periods. The ASU also adds guidance to reduce complexity in certain areas, including deferred taxes for goodwill and allocating taxes for members of a consolidated group. ASU 2019-12 is effective for all entities for fiscal years beginning after December 15, 2020, and earlier adoption is permitted. As of January 1, 2021, the Company adopted the standard, which did not have a material impact on the Company's consolidated financial statements.
Not Yet Adopted
ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting
In March 2020, the FASB issued Topic 848, which was further amended in January 2021. Topic 848 provides relief for impacted areas as it relates to impending reference rate reform. ASC 848 contains optional expedients and exceptions to debt arrangements, contracts, hedging relationships, and other areas or transactions that are impacted by reference rate reform. This guidance is effective upon issuance for all entities and elections of certain optional expedients are required to apply the provisions of the guidance. The Company continues to assess all potential impacts of the standard and will disclose the nature and reason for any elections that the Company makes.
3.    Inventories, net
The components of inventory are as follows:

	March 31, 2021	December 31, 2020
Raw materials and supplies	$194.3	$160.6
Work-in-process	163.1	102.5
Finished goods	49.1	43.9
Total inventories, net	$406.5	$307.0

EMERGENT BIOSOLUTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in millions, except share and per share amounts)
4.    Property, plant and equipment
Property, plant and equipment consisted of the following:

	March 31, 2021	December 31, 2020
Land and improvements	$51.1	$52.7
Buildings, building improvements and leasehold improvements	286.6	246.3
Furniture and equipment	414.8	362.1
Software	59.9	58.7
Construction-in-progress	152.0	183.4
Property, plant and equipment, gross	964.4	903.2
Accumulated depreciation	(271.5)	(259.1)
Total property, plant and equipment, net	$692.9	$644.1
5.    Leases
The Company has operating leases for corporate offices, research and development facilities and manufacturing facilities. We determine if an arrangement is a lease at inception. Operating leases are included in right-of-use ("ROU") assets and liabilities.
The components of lease expense were as follows:

	Three Months Ended March 31,
	2021	2020
Operating lease cost:
Amortization of right-of-use assets	$1.3	$1.1
Interest on lease liabilities	0.4	0.3
Total operating lease cost	$1.7	$1.4
Operating lease costs are reflected as components of cost of product sales and contract development and manufacturing services, research and development expense and selling, general and administrative expense.
Supplemental balance sheet information related to leases was as follows:

(In millions, except lease term and discount rate)	Balance Sheet location	March 31, 2021	December 31, 2020
Operating lease right-of-use assets	Other assets	$29.7	$31.0

Operating lease liabilities, current portion	Other current liabilities	5.3	5.4
Operating lease liabilities	Other liabilities	26.3	27.8
Total operating lease liabilities		$31.6	$33.2

Operating leases:
Weighted average remaining lease term (years)		7.6	7.7
Weighted average discount rate		4.1%	4.1%

EMERGENT BIOSOLUTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in millions, except share and per share amounts)
6.    Intangible assets
The Company's intangible assets consist of products acquired via business combinations or asset acquisitions. The following tables summarize the Company's intangible assets for the periods ended March 31, 2021 and December 31, 2020:

		March 31, 2021			December 31, 2020
Asset Type	Estimated Life	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Products	9-22 years	$798.0	$151.6	$646.4	$798.0	$137.8	$660.2
Customer relationships	8 years	28.6	27.4	1.2	28.6	26.5	2.1
CDMO	8 years	5.5	4.9	0.6	5.5	4.7	0.8
Total intangible assets		$832.1	$183.9	$648.2	$832.1	$169.0	$663.1

During the three months ended March 31, 2021 and 2020, the Company recorded amortization expense for intangible assets of $14.9 million and $14.8 million, respectively. As of March 31, 2021, the weighted average amortization period remaining for intangible assets was 12.5 years.

The following table provides a roll forward of changes in our goodwill balance:

Goodwill, December 31, 2020	$266.7
Foreign currency translation	(0.2)
Goodwill, March 31, 2021	$266.5
7.    Fair Value Measurements
The table below presents information about our assets and liabilities that are regularly measured and carried at fair value and indicate the level within the fair value hierarchy of the valuation techniques we utilized to determine fair value:

	March 31, 2021				December 31, 2020
	Total	Level1	Level 2	Level 3	Total	Level1	Level 2	Level 3
Assets:
Money market accounts	135.1	135.1	—	—	352.2	352.2	—	—
Time deposits	315.0	—	315.0	—	—	—	—	—
Total	450.1	135.1	315.0	—	352.2	352.2	—	—
Liabilities:
Contingent consideration	38.0	—	—	38.0	58.1	—	—	58.1
Derivative instruments	12.6	—	12.6	—	15.0	—	15.0	—
Total	50.6	—	12.6	38.0	73.1	—	15.0	58.1
Contingent Consideration
Contingent consideration liabilities associated with business combinations are measured at fair value. These liabilities represent an obligation of the Company to transfer additional assets to the selling shareholders and owners if future events occur or conditions are met. These liabilities associated with business combinations are measured at fair value at inception and at each subsequent reporting date. The changes in the fair value are primarily due to the expected amount and timing of future net sales, which are inputs that have no observable market. Any changes in fair value for the Company’s products are classified in the Company's statement of operations as cost of product sales and CDMO services. Any changes in fair value for the Company’s product candidates are recorded in research and development expense for regulatory and development milestones.

EMERGENT BIOSOLUTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in millions, except share and per share amounts)
The following table is a reconciliation of the beginning and ending balance of contingent considerations.

Balance at December 31, 2020	$58.1
Change in fair value	1.1
Settlements	(21.2)
Balance at March 31, 2021	$38.0
As of March 31, 2021 and December 31, 2020, the current portion of the contingent consideration liability was $32.7 million and $23.9 million, respectively, and was included in other current liabilities on the condensed consolidated balance sheets.
The recurring Level 3 fair value measurements for the Company's contingent consideration liability include the following significant unobservable inputs:

Contingent Consideration Liability	Fair Value as of March 31, 2021	Valuation Technique	Unobservable Input	Range	Weighted Average
Revenue milestone and royalty based	$38.0 million	Discounted cash flow	Discount rate	—% - 7.8%	1.7%
			Probability of payment	25% - 100%	86.0%
			Projected year of payment	2021 - 2028	2022
Derivative Instruments
Refer to Note 8, Derivatives, to these condensed consolidated financial statements.
Non-Variable Rate Debt
As of March 31, 2021 and December 31, 2020, the fair value of the Company's 3.875% Senior Unsecured Notes is $442.1 million and $466.0 million. The fair value was determined through market sources, which are level 1 inputs, observable and corroborated. The carrying amounts of the Company’s other long-term variable interest rate debt arrangements approximate their fair values. For additional information related to the Company's debt, please refer to Note 9, Debt, to these condensed consolidated financial statements.
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
As of March 31, 2021, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

	Number of Instruments	Notional
Interest rate swaps	7	$350.0

EMERGENT BIOSOLUTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in millions, except share and per share amounts)
The table below presents the fair value of the Company’s derivative financial instruments designated as hedges as well as their classification on the balance sheet.

	Asset Derivatives				Liability Derivatives
	March 31, 2021		December 31, 2020		March 31, 2021		December 31, 2020
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest Rate Swaps	Other Current Assets	$—	Other Current Assets	$—	Other Current Liabilities	$5.7	Other Current Liabilities	$5.7
	Other Assets	$—	Other Assets	$—	Other Liabilities	$6.9	Other Liabilities	$9.3
The valuation of the interest rate swaps is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each interest rate swap. This analysis reflects the contractual terms of the interest rate swaps, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash payments (or receipts) and the discounted expected variable cash receipts (or payments). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. We incorporate credit valuation adjustments in the fair value measurements to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk. These credit valuation adjustments were not significant inputs for the fair value calculations for the periods presented. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of netting and any applicable credit enhancements, such as the posting of collateral, thresholds, mutual puts and guarantees. The valuation of interest rate swaps fall into Level 2 in the fair value hierarchy.
The table below presents the effect of cash flow hedge accounting on accumulated other comprehensive income.

Hedging derivatives	Cumulative Amount of Gain/(Loss) Recognized in OCI on Derivative		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income
	March 31,	December 31,		Three Months Ended March 31,
	2021	2020		2021	2020
Interest Rate Swaps	$(12.6)	$(15.0)	Interest expense	$1.4	$—
9.    Debt
The components of debt are as follows:

	March 31, 2021	December 31, 2020
Senior secured credit agreement - Term loan due 2023	$416.2	$421.9
3.875% Senior Unsecured Notes due 2028	450.0	450.0
2.875% Convertible Senior Notes due 2021	—	10.6
Other	3.0	3.0
Total debt	869.2	885.5
Current portion of long-term debt, net of debt issuance costs	(26.0)	(33.8)
Unamortized debt issuance costs	(10.1)	(10.7)
Non-current portion of debt	$833.1	$841.0

As of March 31, 2021 and December 31, 2020, debt issuance costs associated with the revolver loan were classified as other current assets and other assets on the Company's consolidated balance sheets because there was no outstanding revolver balance at period end. As of March 31, 2021, the Company had $2.0 million and $3.1 million of debt issuance costs associated with the revolver loan classified as other current assets and other assets,

EMERGENT BIOSOLUTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in millions, except share and per share amounts)
respectively. As of December 31, 2020, the Company had approximately $2.0 million and $3.5 million of debt issuance costs associated with the revolver loan that were classified as other current assets and other assets, respectively.

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

2.875% Convertible senior notes due 2021

On January 29, 2014, the Company issued 2.875% convertible senior notes due 2021 (the "Notes"). The Notes bore interest at a rate of 2.875% per year, payable semi-annually in arrears on January 15 and July 15 of each year. The Notes matured and were paid in full on January 15, 2021.

10.    Revenue recognition
The Company operates as one operating segment. Therefore, results of its operations are reported on a consolidated basis for purposes of segment reporting, consistent with internal management reporting. The Company's revenues disaggregated by the major sources were as follows:

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
	U.S. Government	Non-U.S. Government	Total	U.S. Government	Non-U.S. Government	Total
Product sales, net	$56.4	$81.5	$137.9	$63.9	$84.3	$148.2
CDMO services	97.5	86.3	183.8	—	21.7	21.7
Contracts and grants	20.0	1.3	21.3	22.0	0.6	22.6
Total revenues	$173.9	$169.1	$343.0	$85.9	$106.6	$192.5
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

December 31, 2020	$100.1
Deferral of revenue	131.6
Revenue recognized	(118.9)
March 31, 2021	$112.8

EMERGENT BIOSOLUTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in millions, except share and per share amounts)
As of March 31, 2021 and December 31, 2020, the current portion of contract liabilities was $60.3 million and $44.6 million, respectively, and was included in other current liabilities on the balance sheet.
Transaction price allocated to remaining performance obligations
During the year ended December 31, 2020, the Company entered into a number of multi-year contract development and manufacturing services arrangements for the production of developmental vaccines. The Company's performance obligations associated with these arrangements include technology transfer activities, stand-ready obligations, suite-reservations and drug substance manufacturing. The Company has determined that the technology transfer, stand-ready and suite-reservation performance obligations are satisfied over time; the drug substance manufacturing performance obligations are satisfied when the goods have been released, legal title has passed and the goods are in the customer's possession.
The suite-reservation performance obligations are considered an operating lease as the customer obtains substantially all of the economic benefits of the identified asset and has the right to direct its use. The associated revenue is recognized on a straight-line basis over the term of the lease. The remaining term on the Company's operating lease performance obligations approximates 2.0 years. The Company utilizes a cost-plus model to determine the stand-alone selling price of the lease component to allocate contract consideration between the lease and non-lease components. During the three months ended March 31, 2021, the Company's lease revenues were $18.7 million, which is included within contract development and manufacturing services in the condensed consolidated statement of operations. The Company did not recognize lease revenue during the three months ended March 31, 2020. The Company has allocated contracted operating lease revenues due under our long-term CDMO service arrangements as follows:

Year ended December 31,
2021 (1)	$56.1
2022	74.8
2023	15.7
$146.6

(1) As of March 31, 2021, amount represents the nine months ending December 31, 2021.
As of March 31, 2021, the Company expects future revenues of approximately $1.7 billion associated with all performance obligations described above that have not been satisfied and all other arrangements entered into by the Company. The Company expects to recognize a majority of these revenues within the next 24 months. However, the amount and timing of revenue recognition for unsatisfied performance obligations can materially change due to timing of funding appropriations from the USG and the overall success of the Company's development activities associated with its PHT procured product candidates that are then receiving development funding support from the USG under development contracts. In addition, the amount of future revenues associated with unsatisfied performance obligations excludes the value associated with unexercised option periods in the Company's contracts.
Contract assets
The Company considers unbilled accounts receivables and deferred costs associated with revenue generating contracts, which are not included in inventory or property, plant and equipment, as contract assets. As of March 31, 2021 and December 31, 2020, the Company had contract assets associated with deferred costs of $41.3 million and $41.1 million, respectively, which is reflected as a component of other assets on the Company's consolidated balance sheets.
Accounts receivable
Accounts receivable, including unbilled accounts receivable contract assets, consist of the following:

	March 31, 2021	December 31, 2020
Billed, net	$134.0	$172.7
Unbilled	50.4	58.2
Total, net	$184.4	$230.9
As of March 31, 2021 and December 31, 2020, the allowances for doubtful accounts was $3.1 million.

EMERGENT BIOSOLUTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in millions, except share and per share amounts)
11.    Income taxes
The estimated effective annual tax rate for the years ended 2021 and 2020, excluding the impacts of discrete adjustments, was 26%. For the three months ended March 31, 2021 and 2020, the Company recorded a discrete tax benefit of $6.6 million and $3.2 million, respectively. The discrete tax benefits in 2021 and 2020 were primarily due to activity associated with equity awards.
12.    Net income (loss) per share
The following table presents the calculation of basic and diluted net income per share:

	Three Months Ended March 31,
	2021	2020
Numerator:
Net income (loss)	$69.7	$(12.5)

Denominator:
Weighted-average number of shares—basic	53.3	52.0
Dilutive securities—equity awards	1.2	—
Weighted-average number of shares—diluted	54.5	52.0

Net income (loss) per share - basic	$1.31	$(0.24)
Net income (loss) per share - diluted	$1.28	$(0.24)
Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per share is computed using the treasury method by dividing net income by the weighted average number of shares of common stock outstanding during the period, adjusted for the potential dilutive effect of other securities if such securities were converted or exercised and are not anti-dilutive.
The following table presents the share-based awards that are not considered in the diluted net income per share calculation because the exercise price of the awards was greater than the average per share closing price during the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
	2021	2020
Anti-dilutive stock awards	0.1	0.7
13.    Equity
Share-based compensation
During the three months ended March 31, 2021, the Company granted stock options to purchase 0.3 million shares of common stock and 0.4 million restricted and performance stock units under the Emergent BioSolutions Inc. Stock Incentive Plan. Typically, the stock option and restricted stock unit grants vest over three equal annual installments beginning on the day prior to the anniversary of the grant date. The performance stock units settle in stock at the end of the three-year performance period based on the Company's results compared to the performance criteria.

EMERGENT BIOSOLUTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in millions, except share and per share amounts)
Share-based compensation expense was recorded in the following financial statement line items:

	Three Months Ended March 31,
	2021	2020
Cost of product sales and contract development and manufacturing services	$1.7	$0.7
Research and development	1.4	0.9
Selling, general and administrative	7.4	5.0
Total share-based compensation expense	$10.5	$6.6
Accumulated Other Comprehensive Income (Loss)
The following table includes changes in accumulated other comprehensive (loss) income by component, net of tax:

	Defined Benefit Pension Plan	Derivative Instruments	Foreign Currency Translation Losses	Total
(in millions)
Balance, December 31, 2020	(7.7)	(11.0)	(6.6)	(25.3)
Other comprehensive (loss) income before reclassifications	—	1.7	(2.2)	(0.5)
Amounts reclassified from accumulated other comprehensive income	—	1.4	—	1.4
Balance, March 31, 2021	$(7.7)	$(7.9)	$(8.8)	$(24.4)

Balance, December 31, 2019	(3.4)	(1.6)	(4.9)	(9.9)
Other comprehensive (loss) income before reclassifications	—	(11.2)	(0.1)	(11.3)
Balance, March 31, 2020	$(3.4)	$(12.8)	$(5.0)	$(21.2)
During the three months ended March 31, 2021 and 2020 the tax impact related to unrealized gains (losses) on hedging activities was an expense of $0.7 million and a benefit of $(2.8) million, respectively; the tax effects of the defined benefit pension plan and foreign currency translation losses were de minimus.
14. Commitments and contingencies
Shareholder Litigation
On or about April 27, 2021, Emergent BioSolutions received a complaint from Palm Tran, Inc. – Amalgamated Transit Union Local 1577 Pension Plan involving a federal securities class action filed in the U.S. District Court for the District of Maryland, seeking to pursue remedies against the Company and certain members of Company management (collectively the Defendants) under the Securities Exchange Act of 1934. The Defendants believe that the allegations in the complaint are false and intend to defend the matter vigorously.

EMERGENT BIOSOLUTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in millions, except share and per share amounts)
Patent Litigation
Emergent BioSolutions’ Adapt Pharma subsidiaries (“Emergent”) are as follows: Emergent Devices Inc. (“EBPA”), formerly known as Adapt Pharma Inc.; Emergent Operations Ireland Limited (“EIRE”), formerly known as Adapt Pharma Operations Limited; and Emergent BioSolutions Ireland Limited (“EIR2”), formerly known as Adapt Pharma Limited.
ANDA Litigation - Teva 4mg
On or about September 13, 2016, Emergent BioSolutions’ Adapt Pharma subsidiaries EBPA and EIRE, and Opiant received a notice letter from Teva Pharmaceuticals Industries Limited and Teva Pharmaceuticals USA (collectively, “Teva”) that Teva had filed an ANDA with the FDA seeking regulatory approval to market a generic version of NARCAN® (naloxone hydrochloride) Nasal Spray 4 mg/spray before the expiration of U.S. Patent No. 9,211,253, (the “‘253 Patent”). Emergent and Opiant received additional notice letters from Teva relating to U.S. Patent Nos. 9,468,747 (the “‘747 Patent”), 9,561,177, (the “‘177 Patent”), 9,629,965, (the “‘965 Patent”) and 9,775,838 (the “‘838 Patent”) and 10,085,937 (the “‘937 Patent”). Teva’s notice letters asserted that the commercial manufacture, use or sale of its generic drug product described in its ANDA would not infringe the ‘253, the ‘747, the ‘177, the ‘965, the ‘838, or the ‘937 Patent, or that the ‘253, the ‘747, the ‘177, the ‘965, the ‘838, and the ‘937 Patents were invalid or unenforceable. Emergent and Opiant filed a complaint for patent infringement against Teva in the U.S. District Court for the District of New Jersey with respect to the ‘253 Patent. Emergent and Opiant also filed complaints for patent infringement against Teva in the U.S. District Court for the District of New Jersey with respect to the ‘747, the ‘177, the ‘965, and the ‘838 Patents. All five proceedings were consolidated. On June 5, 2020, the U.S. District Court for the District of New Jersey ruled in favor of Teva. Emergent filed its Notice of Appeal on July 23, 2020 with the Court of Appeals for the Federal Circuit. Briefs in the appeal have been filed with the parties now awaiting scheduling of the oral hearing.
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes and other financial information included elsewhere in this quarterly report on Form 10-Q and our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2020. Some of the information contained in this discussion and analysis or set forth elsewhere in this quarterly report on Form 10-Q, includes information with respect to our plans and strategy for our business and financing, as well as forward-looking statements that involve risks and uncertainties. You should carefully review the "Special Note Regarding Forward-Looking Statements" and "Risk Factors" sections of this quarterly report on Form 10-Q for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
Business Overview
We are a global life sciences company focused on providing to civilian and military populations a portfolio of innovative preparedness and response products and solutions that address accidental, deliberate and naturally occurring PHTs.
We are currently focused on the following five distinct PHT categories: CBRNE, EID, travel health, emerging health crises, acute/emergency care; and CDMO. We have a product portfolio of ten products (vaccines, therapeutics, and drug-device combination products) that contribute a substantial portion of our revenue. We also have two procured product candidates that are procured under special circumstances by certain government agencies, although they are not approved by the FDA. Additionally, we have a development pipeline consisting of a diversified mix of both pre-clinical and clinical stage product candidates (vaccines, therapeutics, devices and combination products). Finally, we have a fully-integrated portfolio of contract development and manufacturing services. Our CDMO service offerings cover development services, drug substance manufacturing and drug product manufacturing across pharmaceutical and biotechnology industries as well as the USG and non-governmental organizations. The majority of our revenue comes from the following products and procured product candidates:
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
•RSDL® (Reactive Skin Decontamination Lotion Kit), the only medical device cleared by the FDA to remove or neutralize the following chemical warfare agents from the skin: tabun, sarin, soman, cyclohexyl sarin, VR, VX, mustard gas and T-2 toxin; and
•Trobigard®, a combination drug-device auto-injector procured product candidate that contains atropine sulfate and obidoxime chloride. It has not been approved by the FDA, but is procured by certain authorized government buyers under special circumstances for potential use as a nerve agent countermeasure.
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
Financial Operations Overview
Revenues
We generate product revenues from the sale of our marketed products and procured product candidates which include vaccines, therapeutics and devices which have been described above. The USG is the largest purchaser of our CBRNE products and primarily purchases our products for the SNS, a national repository of medical countermeasures including critical antibiotics, vaccines, chemical antidotes, antitoxins, and other critical medical supplies. The USG primarily purchases our products under long-term, firm fixed-price procurement contracts, generally with annual options. Our opioid overdose reversal product, NARCAN® Nasal Spray and our travel health products, comprising Vivotif and Vaxchora, are sold commercially through wholesalers and distributors, physician-directed or standing order prescriptions at retail pharmacies, as well as to other state and local community healthcare agencies, practitioners and hospitals.
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
Our revenue, operating results and profitability vary quarterly based on the timing of production and deliveries and the nature of our business to provide

EMERGENT BIOSOLUTIONS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited, amounts in millions, except share and per share amounts)
large scale bundles of products and services as needs arise. Since early 2020, our revenues from the sales of our vaccine products that target travelers have also declined due to the reduction of international travel caused by the COVID-19 pandemic. We expect continued variability in our quarterly financial statements.
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

EMERGENT BIOSOLUTIONS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited, amounts in millions, except share and per share amounts)
New Accounting Standards
For a discussion of new accounting standards please read Note 2. Basis of Presentation, to our condensed consolidated financial statements included in this report.
Critical Accounting Policies and Estimates
The preparation of our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S., requires us to make estimates, judgments and assumptions that may affect the reported amounts of assets, liabilities, equity, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis we evaluate our estimates, judgments and methodologies. We base our estimates on historical experience and on various other assumptions that we believe are reasonable, the results of which form the basis for making judgments about the carrying values of assets, liabilities and equity and the amount of revenues and expenses. Actual results may differ from these estimates. During the three months ended March 31, 2021, there have been no significant changes to our critical accounting policies and estimates contained in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC, (see Note 2 to the accompanying condensed consolidated financial statements).

EMERGENT BIOSOLUTIONS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
(unaudited, amounts in millions, except share and per share amounts)
Results of Operations

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
Product sales net:
NARCAN Nasal Spray	$74.2	$72.2	$2.0	3%
Anthrax vaccines	55.0	51.9	3.1	6%
Other product sales	8.7	24.1	(15.4)	(64)%
Total product sales, net	137.9	148.2	(10.3)	(7)%
Contract development and manufacturing services	183.8	21.7	162.1	NM
Contracts and grants	21.3	22.6	(1.3)	(6)%
Total revenues	343.0	192.5	150.5	78%

Operating expenses:
Cost of product sales and contract development and manufacturing services	99.3	76.9	22.4	29%
Research and development	52.5	42.7	9.8	23%
Selling, general and administrative	80.9	69.7	11.2	16%
Amortization of intangible assets	14.9	14.8	0.1	1%
Total operating expenses	247.6	204.1	43.5	21%

Income (loss) from operations	95.4	(11.6)	107.0	NM

Other income (expense):
Interest expense	(8.5)	(8.6)	0.1	(1%)
Other, net	(1.7)	(1.1)	(0.6)	55%
Total other income (expense), net	(10.2)	(9.7)	(0.5)	5%

Income (loss) before income taxes	85.2	(21.3)	106.5	NM
Income taxes	(15.5)	8.8	(24.3)	NM
Net income (loss)	$69.7	$(12.5)	$82.2	NM

NM - Not meaningful

EMERGENT BIOSOLUTIONS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
(unaudited, amounts in millions, except share and per share amounts)
Total Revenues

Legend
NARCAN nasal spray	Contract development and manufacturing services
Anthrax vaccines	Contracts and Grants
Other product sales
Product Sales, net
NARCAN Nasal Spray
NARCAN Nasal Spray sales for the three months ended March 31, 2021 were consistent with the sales during the three months ended March 31, 2020. The increase in sales of $2.0 million was primarily due to increased demand from the retail market partially offset by a decline from the public interest markets.
Anthrax Vaccines
Anthrax vaccine sales for the three months ended March 31, 2021 were consistent with the sales during the three months ended March 31, 2020. The increase in sales of $3.1 million was largely driven by sales to a foreign government.
Other Product Sales
The Company's other product sales decreased during the three months ended March 31, 2021, primarily due to a decrease in sales of BAT due to timing of deliveries to the SNS. Additionally, our travel health vaccines, largely Vivotif, continue to be impacted by the decline of global travel. The slow down in sales of travel health vaccines began during the latter part of the first quarter of 2020.
CDMO Services
The increase in contract development and manufacturing services revenue for the three months ended March 31, 2021 is due to the public-private partnership with BARDA and arrangements with innovators to address the COVID-19 pandemic.
Contracts and Grants
The decrease in contracts and grants revenue for the three months ended March 31, 2021 is due to a decline associated with the AV7909 product candidate partially offset by increases in development awards related to the COVID-HIG therapeutic product candidate.
Cost of Product Sales and CDMO Services

Cost of Product Sales and Contract Development and Manufacturing Services
●	Gross profit margin for product sales and contract development and manufacturing services
Cost of product sales and contract development and manufacturing services increased for the three months ended March 31, 2021, primarily due to an increase in contract development and manufacturing services, largely due to arrangements with innovators to address the COVID-19 pandemic.

EMERGENT BIOSOLUTIONS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
(unaudited, amounts in millions, except share and per share amounts)
Research and Development Expenses (Gross and Net)

Research and Development expense
●	Research and Development expense, net of contracts and grants revenue
The increase in research and development expenses during the three months ended March 31, 2021 is primarily due to costs associated with the development of the COVID-HIG therapeutic product candidate, offset by the decline in development costs associated with the AV7909 product candidate.
Selling, General and Administrative Expenses

Selling, General and Administrative
●	SG&A as a percentage of total revenue
The increase in selling, general and administrative expenses for the three months ended March 31, 2021 is primarily due to an increase in staffing and professional services costs to support the Company's growth.
Amortization of Intangible Assets

Amortization expense
Amortization of intangible assets and the composition of intangible assets amortized during the three months ended March 31, 2021 was consistent with the three months ended March 31, 2020.
Other Income (Expense), Net

Interest expense
Other income (expense)

Total interest expense and other income (expense), net for the three months ended March 31, 2021 was consistent with the three months ended March 31, 2020. The increase in total debt of $69.5 million from March 31, 2020 to March 31, 2021 has been offset by a decline in interest rates during the periods.

EMERGENT BIOSOLUTIONS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
(unaudited, amounts in millions, except share and per share amounts)
Income Taxes

Income taxes
●	Effective tax rate

During the three months ended March 31, 2021, income taxes increased largely due to an increase in income before income taxes of $106.5 million, offset by an increase in discrete tax benefits of $3.4 million.
Financial Condition, Liquidity and Capital Resources
Our financial condition is summarized as follows:

(in millions, except percentages)	March 31, 2021	December 31, 2020	Change %
Financial assets:
Cash and cash equivalents	$547.8	$621.3	(12)%

Borrowings:
Debt, current portion	26.0	33.8	(23)%
Debt, net of current portion	833.1	841.0	(1)%
Total borrowings	859.1	874.8	(2)%

Working capital:
Current assets	1,181.1	1,195.9	(1)%
Current liabilities	370.2	384.5	(4)%
Total working capital	810.9	$811.4	—%
Sources of Liquidity
We have historically financed our operating and capital expenditures through cash on hand, cash from operations, debt financing and development funding. We also obtain financing from the sale of our common stock upon exercise of stock options. We have operated profitably for each of the last five years through the period ended December 31, 2020. As of March 31, 2021, we had unrestricted cash and cash equivalents of $547.8 million and capacity under our revolving credit facility of $597.1 million. As of March 31, 2021, we believe that we have sufficient liquidity to fund our operations over the next 12 months.

EMERGENT BIOSOLUTIONS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
(unaudited, amounts in millions, except share and per share amounts)
Cash Flows
The following table provides information regarding our cash flows for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Net cash provided by (used in):
Operating activities	$5.1	$57.8
Investing activities	(56.1)	(24.2)
Financing activities	(22.2)	(20.0)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(0.3)	0.1
Net change in cash, cash equivalents and restricted cash	$(73.5)	$13.7
Operating Activities
Net cash provided by operating activities of $5.1 million for the three months ended March 31, 2021 was due to net income excluding non-cash items of $112.8 million offset by working capital changes of $107.7 million.
Net cash provided by operating activities of $57.8 million for the three months ended March 31, 2020 was due to net income excluding non-cash items of $19.4 million and working capital changes of $38.4 million.
Investing Activities
Net cash used in investing activities largely relates to purchases of property, plant and equipment and was $56.1 million and $24.2 million for the three months ended March 31, 2021 and 2020, respectively. The cash used in investing activities increased during the three months ended March 31, 2021 largely due to infrastructure and equipment investments related to our CDMO arrangements.
Financing Activities
Net cash used in financing activities of $22.2 million for the three months ended March 31, 2021 was primarily due to payments on debt of $16.2 million and net payments related to employee share-based compensation activity of $5.3 million.
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
There are numerous risks and uncertainties associated with product sales, delivery of CDMO services and with the development and commercialization of our product candidates. We may seek additional external financing to provide additional financial flexibility. Our future capital requirements will depend on many factors, including (but not limited to):
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
▪our ability to obtain funding from collaborative partners, government entities and non-

EMERGENT BIOSOLUTIONS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
(unaudited, amounts in millions, except share and per share amounts)
governmental organizations for our development programs;
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
Unused Credit Capacity
Available room under the revolving credit facility for the periods ended March 31, 2021 and December 31, 2020 was:

(in millions)
Total Capacity	Outstanding Letters of Credit	Outstanding Indebtedness on Revolving Credit Facility	Unused Capacity
	March 31, 2021
$600.0	2.9	—	$597.1
	December 31, 2020
$600.0	2.8	—	$597.2

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
Interest Rate Risk
We have debt with a mix of fixed and variable rates of interest. Floating rate debt carries interest based generally on the eurocurrency rate, as defined in our Amended Credit Agreement, plus an applicable margin. We manage the impact of interest rate changes on our variable debt through derivative instruments such as interest rate swap arrangements. For debt that we have not hedged through our interest rate swap arrangements increases in interest rates could therefore increase the associated interest payments that we are required to make on this debt. See Note 9, "Debt," to the Notes of our condensed consolidated financial statements included in this 2021 Quarterly Report under the caption Item 1, "Financial Statements.”
We have assessed our exposure to changes in interest rates by analyzing the sensitivity to our operating results assuming various changes in market interest rates. A hypothetical increase of one percentage point in the eurocurrency rate as of March 31, 2021 would increase our interest expense by approximately $0.7 million annually.
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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2021, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See "Item 1 of Part I, “Financial Statements — Notes to condensed consolidated financial statements — Note 14 — Commitments and contingencies.”
ITEM 1A. RISK FACTORS
The following risk factors and other information included in this Quarterly Report on Form 10-Q should be carefully considered. The occurrence of any of the

EMERGENT BIOSOLUTIONS INC.
following risks or of unknown risks and uncertainties may adversely affect our business, operating results and financial condition.

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

There are a number of risks related to our intellectual property that could impact our business, financial condition, operating results and cash flows, including:

EMERGENT BIOSOLUTIONS INC.
•Challenges in defense or enforcement of our intellectual property rights, including against current or potential infringers.
• Potential discrepancies or challenges with respect to third party licenses.
• Potential loss of proprietary information and know-how, which carries the risk of reducing the value of our technology and products.
• Entry of competing generic drugs upon patent expiry or with patents no longer in force.

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

EMERGENT BIOSOLUTIONS INC.
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

EMERGENT BIOSOLUTIONS INC.
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

EMERGENT BIOSOLUTIONS INC.
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

We are developing a product candidate for the possible treatment of COVID-19 in the outpatient setting and we are also providing CDMO services for the development and/or manufacture of multiple vaccine and therapeutic product candidates. There can be no assurance that any of these product candidates will be safe or effective. There can also be no assurance that any of these product candidates will be authorized for emergency use or approved by the FDA or any other health regulatory authority or that our facilities will receive authorization from the FDA to release or initiate new production of COVID-19 drug substance. Even if these product candidates are safe and/or effective and receive authorization or approval by a health regulatory authority or we receive authorization to produce drug substance at our facilities, the manufacturing processes for our CDMO COVID-19 programs are under development and are complex. In addition, at the request of the FDA, we recently agreed not to initiate the manufacturing of any new material at our Bayview facility and to quarantine existing material manufactured at the Bayview facility pending completion of the remediation of the inspection findings in its Form FDA 483. As a result, there can be no assurance that we will be able to produce any significant quantity of these product candidates in a timely basis or at all, or negotiate further commitments under our existing CDMO contracts to manufacture vaccines against COVID-19, which could adversely affect our business, financial condition, operating results and cash flows.
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

EMERGENT BIOSOLUTIONS INC.
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

EMERGENT BIOSOLUTIONS INC.
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

EMERGENT BIOSOLUTIONS INC.
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

EMERGENT BIOSOLUTIONS INC.
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
The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively, the ACA), passed in 2010 substantially changed the way health care is financed by both governmental and private insurers, and significantly impacted the U.S. biopharmaceutical industry. However, some provisions of the ACA have yet to be fully implemented and certain provisions have been subject to legal and political challenges, as well as efforts by the last Presidential administration to repeal or replace certain aspects of the ACA. More recently on January 28, 2021, however, the President issued an executive order to strengthen implementation of the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA, such as removing penalties as of January 1, 2019 for not complying with the ACA’s individual mandate to carry health insurance, delaying the implementation of certain ACA-mandated fees, and increasing the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D. Additionally, on December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the individual mandate was repealed by Congress as part of the Tax Cuts & Jobs Act. That ruling is currently under review by the U.S. Supreme Court and a decision is expected this year. It is unclear how this decision, subsequent appeals, and other efforts to repeal and replace the ACA will impact the ACA and our business.
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

EMERGENT BIOSOLUTIONS INC.
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

EMERGENT BIOSOLUTIONS INC.
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

EMERGENT BIOSOLUTIONS INC.
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

EMERGENT BIOSOLUTIONS INC.
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

EMERGENT BIOSOLUTIONS INC.
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

EMERGENT BIOSOLUTIONS INC.
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

EMERGENT BIOSOLUTIONS INC.
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
The majority of our products and product candidates are biologics. Manufacturing biologics, especially in large quantities, is complex. The products must be made consistently and in compliance with a clearly defined manufacturing process. Problems during manufacturing may arise for a variety of reasons, including problems with raw materials, equipment malfunction and failure to follow specific protocols and procedures. Slight deviations anywhere in the manufacturing process, including obtaining materials, maintaining master seed or cell banks and preventing genetic drift, seed or cell growth, fermentation, contamination including from particulates among other things, filtration, filling, labeling, packaging, storage and shipping, potency and stability issues and other quality control testing, may result in lot failures or manufacturing shut-downs, delays in the release of lots, product recalls, spoilage or regulatory action. Such deviations may require us to revise manufacturing processes or change manufacturers. Additionally, as our equipment ages, it will need to be replaced, which has the potential to result in similar consequences. Success rates can also vary dramatically at different stages of the manufacturing process, which can reduce yields and increase costs. From time to time, we may experience deviations in the manufacturing process

EMERGENT BIOSOLUTIONS INC.
that may take significant time and resources to resolve and, if unresolved, may affect manufacturing output and could cause us to fail to satisfy customer orders or contractual commitments, lead to a termination of one or more of our contracts, lead to delays in our clinical trials, result in litigation or regulatory action against us, including warning letters and other restrictions on the marketing or manufacturing of a product, or cause the FDA to cease releasing product until the deviations are explained and corrected, any of which could be costly to us, damage our reputation and negatively impact our business.
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
In addition, we may not be able to ramp up our manufacturing processes to meet the rapidly changing demand or specifications of our customers on the desired timeframe, if at all. For example, we have not previously had to ramp our organization for a commercial launch of any product at the current pace required to address treatments related to COVID-19 and doing so in a pandemic environment with an urgent, critical global need creates unique manufacturing challenges, challenges related to distribution channels, and the need to establish teams of people with the relevant skills. Our inability to ramp up manufacturing to meet the demand or specifications of our customers or the inability to timely obtain regulatory authorization to produce the products or product candidates of our customers could also harm our business, financial condition, operating results and cash flows.
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

EMERGENT BIOSOLUTIONS INC.
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
Our business strategy includes growing our business through acquisition and in-licensing transactions. We may not be successful in identifying, effectively evaluating, structuring, acquiring or in-

EMERGENT BIOSOLUTIONS INC.
licensing, and developing and commercializing additional products on favorable terms, or at all. Competition for attractive product opportunities is intense and may require us to devote substantial resources, both managerial and financial, to an acquisition opportunity. A number of more established companies are also pursuing strategies to acquire or in-license products in the biopharmaceutical field. These companies may have a competitive advantage over us due to their size, cash resources, cost of capital, effective tax rate and greater clinical development and commercialization capabilities.
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

EMERGENT BIOSOLUTIONS INC.
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

EMERGENT BIOSOLUTIONS INC.
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

EMERGENT BIOSOLUTIONS INC.
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
The Senior Secured Credit Facilities include a $450 million Term Loan Facility and the ability to borrow up to $600 million under our Revolving Credit Facility, of which we had outstanding borrowings of approximately $416.2 million and no outstanding balance, respectively, as of March 31, 2021. On August 7, 2020, we completed an offering of $450 million aggregate principal amount of Senior Unsecured Notes, of which $353 million of the net proceeds were used to pay down our Revolving Credit Facility. We may also seek additional debt financing to support our ongoing activities or to provide additional financial flexibility. Debt financing can have significant adverse consequences for our business, including:

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

EMERGENT BIOSOLUTIONS INC.
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
In July 2017, the Financial Conduct Authority, the authority that regulates the London Inter-bank Offered Rate (LIBOR) announced that it intended to stop compelling banks to submit rates for the calculation of LIBOR. In November 2020, the ICE Benchmark Administration (the administrator to LIBOR) announced its intention to cease the publication of the one week and two month US dollar (USD) LIBOR settings as well as all non-USD LIBOR settings immediately following the LIBOR publication on December 31, 2021, and the remaining USD LIBOR settings immediately following the LIBOR publication on June 30, 2023. We have certain financial contracts, including the amended credit agreement related to our Senior Secured Credit Facilities and our interest rate swaps, that are indexed to LIBOR. Changes in the method of determining LIBOR, or the replacement of LIBOR with an alternative reference rate, may adversely affect interest rates on our current or future indebtedness. Any transition process may involve, among other things, increased volatility or illiquidity in markets for instruments that rely on LIBOR, reductions in the value of certain instruments or the effectiveness of related transactions such as hedges, increased borrowing costs, uncertainty under applicable documentation, or difficult and costly consent processes. The transition away from LIBOR may result in increased expenses, may impair our ability to refinance our indebtedness or hedge our exposure to floating rate instruments, or may result in difficulties, complications or delays in connection with future financing efforts, any of which

EMERGENT BIOSOLUTIONS INC.
could adversely affect our financial condition and results of operations.
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
Our work on public health threats exposes us to potential criticism, from the media, government personnel, and others, that can have a negative effect on our share price, our reputation, our operations, and our ability to attract and retain talent.
Our work on public health threats exposes us to potential criticism, from the media, government personnel, and others, that can be particularly acute during a public health emergency like the COVID-19 pandemic. The unfavorable media coverage and increased government scrutiny, for example Congressional or other government agency inquiries, could harm our reputation, our operations, and ability to attract and retain talent and result in further declines to our share price.
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

EMERGENT BIOSOLUTIONS INC.
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

In recent years, some shareholders have placed increasing pressure on publicly traded companies in our industry and others to effect changes to corporate governance practices, executive compensation practices, social and environmental practices and to undertake certain corporate actions. This may be true even if they only hold a minority of shares. In addition, some institutional investors are increasingly focused on environmental, social and governance (ESG) factors. These investors may be seeking enhanced ESG disclosures or implement policies adverse to our business. There can be no assurances that shareholders will not publicly advocate for us to make corporate governance changes or engage in certain corporate actions. Responding to challenges from shareholders, such as proxy contests, media campaigns or other public or private means, could be costly and time consuming and could have an adverse effect on our reputation and divert the attention and resources of management and our board, which could have an adverse effect on our business and operational results. Any such shareholder actions or requests, or the mere public presence of shareholders with a reputation for taking such actions among our shareholder base, could also cause the market price of our common stock to experience periods of significant volatility.

Fuad El-Hibri, executive chairman of our Board of Directors, has significant influence over us through his substantial beneficial ownership of our common stock, including an ability to influence the election of the members of our Board of Directors, or delay or prevent a change of control of us.
Mr. El-Hibri has the ability to significantly influence the election of the members of our Board of Directors due to his substantial beneficial ownership of our common stock. As of March 31, 2021, Mr. El-Hibri was the beneficial owner of approximately 9% of our outstanding common stock. As a result, Mr. El-Hibri could exercise substantial influence over corporate actions requiring board or stockholder approval, including a change of control, or any amendment of our certificate of incorporation or by-laws. The control by Mr. El-Hibri may prevent other stockholders from influencing significant corporate decisions. In addition, Mr. El-Hibri's significant beneficial ownership of our shares could present the potential for a conflict of interest.
Provisions in our certificate of incorporation and by-laws and under Delaware law may discourage acquisition proposals, delay a change in control or prevent transactions that stockholders may consider favorable.
Provisions in our certificate of incorporation and by-laws may discourage, delay or prevent a merger, acquisition or other changes in control that

EMERGENT BIOSOLUTIONS INC.
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
Our stock price has been, and is likely to continue to be, volatile. The market price of our common stock could fluctuate significantly for many reasons, including in response to the risks described in this “Risk Factors” section, or for reasons unrelated to our operations, such as reports by industry analysts, investor perceptions or negative announcements by our customers, competitors or suppliers regarding their own performance, as well as industry conditions and general financial, economic and political instability. From November 15, 2006, when our common stock first began trading on the New York Stock Exchange, through April 23, 2021, our common stock has traded as high as $137.61 per share and as low as $4.17 per share. Due to fears associated with COVID-19, the stock market has recently experienced extreme volatility and the market for biopharmaceutical companies has generally experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price of our common stock may be influenced by many factors, including, among others:
•contracts, decisions and procurement policies by the USG affecting our anthrax vaccines and our other products and product candidates;

EMERGENT BIOSOLUTIONS INC.
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

EMERGENT BIOSOLUTIONS INC.
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
10.1#†
Modification No. 4, effective January 29, 2021, to Order for Supplies and Services Between Emergent Manufacturing Operations Baltimore LLC and the BioMedical Advance Research and Development Authority, dated May 24, 2020 (Task Order 75A50120F33007), under the Award/Contract, effective August 30, 2019 (BARDA ADM Conract), from the Assistant Secretary, U.S. Department of Health and Human Services (ASPR/OPM) to Emergent Product Development Gaithersburg Inc.

10.2#†	Modification No. 5, effective February 22, 2021, to Task Order 75A50120F33007.
10.3#†	Modification No. 6, effective March 24, 2021, to Task Order 75A50120F33007.
10.4#†
Amendment No. 1, effective February 25, 2021, to Manufacturing Services Agreement, dated July 1, 2020, by and between Emergent Manufacturing Operations Baltimore, LLC and Janssen Pharmaceuticals, Inc., one of the Janssen Pharmaceutical Companies of Johnson & Johnson.

10.5#†
Amendment No. 2, effective October 30, 2020, to Manufacturing Services Agreement, dated July 24, 2020, by and between Emergent Manufacturing Operations Baltimore, LLC and AstraZeneca Pharmaceuticals LP (AZ MSA).

10.6#†	Amendment No. 3, effective November 25, 2020, to AZ MSA.
10.7#†	Amendment No. 4, effective January 21, 2021, to AZ MSA.
31.1 #	Certification of the Chief Executive Officer, pursuant to Exchange Act Rule 13a-14(a).
31.2 #	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).
32.1 #	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 #	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 #	The following financial information related to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statement of Changes in Stockholders' Equity; and (vi) the related Notes to the Condensed Consolidated Financial Statements.

104 #	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101.

#    Filed herewith.
† Certain portions of this exhibit have been omitted because they are not material and they are the type of information that the registrant treats as private or confidential.

EMERGENT BIOSOLUTIONS INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMERGENT BIOSOLUTIONS INC.

By: /s/ROBERT G. KRAMER Robert G. Kramer President, Chief Executive Officer and Director (Principal Executive Officer)

Date: April 29, 2021

By: /s/RICHARD S. LINDAHL Richard S. Lindahl Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Date: April 29, 2021