Form 10-Q
period 2021-06-30
Emergent BioSolutions Inc.
filed 2021-07-30
CIK 1367644

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	June 30, 2021

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 23, 2021 the registrant had 53,700,729 shares of common stock outstanding.

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
▪our ability to negotiate follow-on procurement contracts for AV7909 and other follow-on procurement contracts for our PHT products that have expired or will be expiring;
▪the impact on our revenues from the hold of certain COVID-19 vaccine bulk drug substance lots pending further review by the FDA;
▪Our ability to meet our commitments to continued quality and manufacturing compliance at our Baltimore Bayview facility and the potential impact on our ability to continue production of bulk drug substance for Johnson & Johnson’s COVID-19 vaccine at the facility;
▪the availability of U.S. government (USG) funding for procurement of our products and certain product candidates;
▪our ability to perform under our contracts with the USG including the timing of and specifications relating to deliveries;
▪our ability to provide contract development and manufacturing (CDMO) services for the development and/or manufacture of product candidates of our customers at required levels and on required timelines;
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
▪our ability to successfully appeal the patent litigation decision related to NARCAN® (naloxone hydrochloride) Nasal Spray 4mg/spray, and the impact of competition from potential generic and branded naloxone entrants on NARCAN® Nasal Spray;
▪the results of pending shareholder litigation and potential impact on our business;
▪our ability to develop a safe and effective treatment for COVID-19 and obtain authorization for emergency use for or approval of such treatment from the FDA;

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
▪the full impact of COVID-19 disease (COVID-19) on our markets, operations and employees as well as those of our customers and suppliers;
▪the impact on our revenues from short-term declines in sales of our vaccine products that target travelers due to the reduction of international travel caused by the COVID-19 pandemic;
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

ITEM 1. FINANCIAL STATEMENTS
Emergent BioSolutions Inc.
Condensed Consolidated Balance Sheets
(unaudited, in millions, except per share amounts)

	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$447.5	$621.3
Restricted cash	0.2	0.2
Accounts receivable, net	261.9	230.9
Inventories, net	386.4	307.0
Prepaid expenses and other current assets	66.1	36.5
Total current assets	1,162.1	1,195.9

Property, plant and equipment, net	743.5	644.1
Intangible assets, net	633.1	663.1
Goodwill	266.6	266.7
Other assets	109.9	113.4
Total assets	$2,915.2	$2,883.2

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$151.8	$136.1
Accrued expenses	33.8	46.9
Accrued compensation	63.2	84.6
Debt, current portion	28.8	33.8
Other current liabilities	100.2	83.1
Total current liabilities	377.8	384.5

Contingent consideration, net of current portion	5.0	34.2
Debt, net of current portion	825.2	841.0
Deferred tax liability	53.2	53.2
Contract liabilities, net of current portion	48.9	55.5
Other liabilities	61.4	67.8
Total liabilities	1,371.5	1,436.2

Stockholders' equity:
Preferred stock, $0.001 par value; 15.0 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value; 200.0 shares authorized, 54.9 and 54.3 shares issued; 53.7 and 53.1 shares outstanding, respectively	0.1	0.1
Additional paid-in capital	804.4	784.9
Treasury stock, at cost, 1.2 common shares	(39.6)	(39.6)
Accumulated other comprehensive loss, net	(22.4)	(25.3)
Retained earnings	801.2	726.9
Total stockholders' equity	1,543.7	1,447.0
Total liabilities and stockholders' equity	$2,915.2	$2,883.2

See accompanying notes.

Emergent BioSolutions Inc.
Condensed Consolidated Statements of Operations
(unaudited, in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Product sales, net	$181.2	$298.5	$319.1	$446.7
Contract development and manufacturing services	190.9	72.6	374.7	94.3
Contracts and grants	25.4	23.6	46.7	46.2
Total revenues	397.5	394.7	740.5	587.2

Operating expenses:
Cost of product sales and contract development and manufacturing services	227.8	129.8	327.1	206.7
Research and development	48.9	47.9	101.4	90.6
Selling, general and administrative	91.2	76.0	172.1	145.7
Amortization of intangible assets	15.1	15.0	30.0	29.8
Total operating expenses	383.0	268.7	630.6	472.8

Income from operations	14.5	126.0	109.9	114.4

Other income (expense):
Interest expense	(8.6)	(6.4)	(17.1)	(15.0)
Other, net	1.3	1.1	(0.4)	—
Total other income (expense), net	(7.3)	(5.3)	(17.5)	(15.0)

Income before income taxes	7.2	120.7	92.4	99.4
Income taxes	(2.6)	(28.0)	(18.1)	(19.2)
Net income	$4.6	$92.7	$74.3	$80.2

Net income per common share
Basic	$0.09	$1.76	$1.40	$1.53
Diluted	$0.09	$1.73	$1.37	$1.51

Shares used in computing income per share
Basic	53.6	52.6	53.5	52.3
Diluted	54.0	53.5	54.3	53.2

See accompanying notes.

Emergent BioSolutions Inc.
Condensed Consolidated Statements of Comprehensive Income
(unaudited, in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$4.6	$92.7	$74.3	$80.2
Other comprehensive income (loss), net of tax:
Foreign currency translation	0.5	(0.3)	(1.7)	(0.4)
Unrealized gains (losses) on hedging activities	1.5	(0.7)	4.6	(11.9)
Total other comprehensive income (loss)	2.0	(1.0)	2.9	(12.3)
Comprehensive income	$6.6	$91.7	$77.2	$67.9

See accompanying notes.

Emergent BioSolutions Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited, in millions)

	Six Months Ended June 30,
	2021	2020
Cash flows (used in) provided by operating activities:
Net income	$74.3	$80.2
Adjustments to reconcile to net income to net cash (used in) provided by operating activities:
Share-based compensation expense	21.9	31.0
Depreciation and amortization	61.9	56.8
Change in fair value of contingent consideration, net	1.7	1.1
Amortization of deferred financing costs	2.0	1.5
Deferred income taxes	(3.2)	(3.7)
Other	2.0	1.1
Changes in operating assets and liabilities:
Accounts receivable	(34.7)	12.1
Inventories	(79.7)	(13.7)
Prepaid expenses and other assets	(2.4)	(16.9)
Accounts payable	8.0	(14.5)
Accrued expenses and other liabilities	(55.4)	25.0
Accrued compensation	(21.4)	(3.4)
Contract liabilities	0.4	29.1
Net cash (used in) provided by operating activities:	(24.6)	185.7
Cash flows used in investing activities:
Purchases of property, plant and equipment	(123.1)	(59.3)
Milestone payment from prior asset acquisition	—	(10.0)
Net cash used in investing activities:	(123.1)	(69.3)
Cash flows used in financing activities:
Principal payments on revolving credit facility	—	(20.0)
Principal payments on term loan facility	(11.3)	(5.6)
Principal payments on convertible senior notes	(10.6)	—
Proceeds from share-based compensation activity	10.0	23.1
Taxes paid for share-based compensation activity	(13.0)	(11.7)
Contingent consideration payments	(1.1)	(1.1)
Net cash used in financing activities:	(26.0)	(15.3)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(0.1)	(0.1)
Net change in cash, cash equivalents and restricted cash	(173.8)	101.0
Cash, cash equivalents and restricted cash at beginning of period	621.5	168.0
Cash, cash equivalents and restricted cash at end of period	$447.7	$269.0
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$15.5	$11.6
Cash paid during the period for income taxes	$50.3	$12.2
Supplemental information on non-cash investing and financing activities:
Purchases of property, plant and equipment unpaid at period end	$31.7	$16.8
Reconciliation of cash and cash equivalent and restricted cash at June 30, 2021 and December 31, 2020:
Cash and cash equivalents	$447.5	$621.3
Restricted cash	0.2	0.2
Total	$447.7	$621.5
See accompanying notes.

Emergent BioSolutions Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity
(unaudited, in millions)

	$0.001 Par Value Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
	Shares	Amount		Shares	Amount

Balance at December 31, 2020	54.3	$0.1	$784.9	(1.2)	$(39.6)	$(25.3)	$726.9	$1,447.0
Share-based compensation activity	0.6	—	19.5	—	—	—	—	19.5
Net income	—	—	—	—	—	—	74.3	74.3
Other comprehensive income (loss)	—	—	—	—	—	2.9	—	2.9
Balance at June 30, 2021	54.9	$0.1	$804.4	(1.2)	$(39.6)	$(22.4)	$801.2	$1,543.7

Balance at March 31, 2021	54.8	$0.1	$790.1	(1.2)	$(39.6)	$(24.4)	$796.6	$1,522.8
Share-based compensation activity	0.1	—	14.3	—	—	—	—	14.3
Net income	—	—	—	—	—	—	4.6	4.6
Other comprehensive income (loss)	—	—	—	—	—	2.0	—	2.0
Balance at June 30, 2021	54.9	$0.1	$804.4	(1.2)	$(39.6)	$(22.4)	$801.2	$1,543.7

Balance at December 31, 2019	53.0	$0.1	$716.1	(1.2)	$(39.6)	$(9.9)	$421.8	$1,088.5
Share-based compensation activity	1.1	—	42.4	—	—	—	—	42.4
Net income	—	—	—	—	—	—	80.2	80.2
Other comprehensive income (loss)	—	—	—	—	—	(12.3)	—	(12.3)
Balance at June 30, 2020	54.1	$0.1	$758.5	(1.2)	$(39.6)	$(22.2)	$502.0	$1,198.8

Balance at March 31, 2020	53.5	$0.1	$726.2	(1.2)	$(39.6)	$(21.2)	$409.3	$1,074.8
Share-based compensation activity	0.6	—	32.3	—	—	—	—	32.3
Net income	—	—	—	—	—	—	92.7	92.7
Other comprehensive income (loss)	—	—	—	—	—	(1.0)	—	(1.0)
Balance at June 30, 2020	54.1	$0.1	$758.5	(1.2)	$(39.6)	$(22.2)	$502.0	$1,198.8
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
Procured Product Candidates
•AV7909® (Anthrax Vaccine Absorbed with Adjuvant), is a procured product candidate being developed as a next generation anthrax vaccine for post-exposure prophylaxis of disease resulting from suspected or confirmed Bacillus anthracis exposure. The USG has started procuring AV7909 for the Strategic National Stockpile ("SNS") prior to its approval by the FDA and has reduced its purchases of BioThrax as a result; and

EMERGENT BIOSOLUTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in millions, except share and per share amounts)
•Trobigard® is a combination drug-device auto-injector procured product candidate that contains atropine sulfate and obidoxime chloride. It has not been approved by the FDA, but it is procured by certain authorized government buyers under special circumstances for potential use as a nerve agent countermeasure.
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
All adjustments contained in the accompanying unaudited condensed consolidated financial statements are of a normal recurring nature and are necessary to present fairly the financial position of the Company as of June 30, 2021. Interim results are not necessarily indicative of results that may be expected for any other interim period or for an entire year.
Significant accounting policies
During the six months ended June 30, 2021, there have been no significant changes to the Company's summary of significant accounting policies contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC.
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

EMERGENT BIOSOLUTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in millions, except share and per share amounts)
On a non-recurring basis, the Company measures its long-lived assets as part of impairment evaluations using fair value measurements. Goodwill is allocated to the Company's reporting units, which are one level below its operating segment. The Company evaluates goodwill and other indefinite-lived intangible assets for impairment annually as of October 1 and earlier if an event or other circumstance indicates that the carrying value of the asset may not be recoverable. If the Company believes that as a result of its qualitative assessment it is more likely than not that the fair value of a reporting unit or other indefinite-lived intangible asset is greater than its carrying amount, the quantitative impairment test is not required. If however it is determined that it is not more likely than not that the fair value of a reporting unit or other indefinite-lived intangible asset is greater than its carrying amount, a quantitative test is required. Long-lived assets such as intangible assets and property, plant and equipment are not required to be tested for impairment annually. Instead, long-lived assets are tested for impairment whenever circumstances indicate that the carrying amount of the asset may not be recoverable, such as when there is an adverse change in the market relating to those related assets. The impairment test first requires a comparison of undiscounted future cash flows to the carrying value of the asset. Determining the need for a detailed impairment analysis requires the exercise of judgment about several business factors, including the timing of expected future cash flows and assumptions about the economic environment.
As of June 30, 2021 and December 31, 2020, the Company had no other significant assets or liabilities that were measured at fair value.
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
3.    Inventories, net
The components of inventory are as follows:

	June 30, 2021	December 31, 2020
Raw materials and supplies	$174.3	$160.6
Work-in-process	141.7	102.5
Finished goods	70.4	43.9
Total inventories, net	$386.4	$307.0
Inventories, net is stated at the lower of cost or net realizable value. During the three and six months ended June 30, 2021, the Company recorded inventory write-offs at its Bayview facility of $41.5 million. The inventory write-off was due to raw materials and in-process batches at the Bayview facility that the Company plans to discard as they were deemed unusable. The charge was reflected as a component of cost of product sales and contract development and manufacturing services.

EMERGENT BIOSOLUTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in millions, except share and per share amounts)
4.    Property, plant and equipment
Property, plant and equipment consisted of the following:

	June 30, 2021	December 31, 2020
Land and improvements	$51.7	$52.7
Buildings, building improvements and leasehold improvements	287.3	246.3
Furniture and equipment	437.0	362.1
Software	60.9	58.7
Construction-in-progress	194.3	183.4
Property, plant and equipment, gross	1,031.2	903.2
Accumulated depreciation	(287.7)	(259.1)
Total property, plant and equipment, net	$743.5	$644.1
5.    Leases
The Company has operating leases for corporate offices, research and development facilities and manufacturing facilities. We determine if an arrangement is a lease at inception. Operating leases are included in right-of-use ("ROU") assets and liabilities.
The components of lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating lease cost:
Amortization of right-of-use assets	$1.5	$1.0	$2.8	$2.1
Interest on lease liabilities	0.3	0.3	0.7	0.6
Total operating lease cost	$1.8	$1.3	$3.5	$2.7
Operating lease costs are reflected as components of cost of product sales and contract development and manufacturing services, research and development expense and selling, general and administrative expense.
Supplemental balance sheet information related to leases was as follows:

(In millions, except lease term and discount rate)	Balance Sheet location	June 30, 2021	December 31, 2020
Operating lease right-of-use assets	Other assets	$29.6	$31.0

Operating lease liabilities, current portion	Other current liabilities	5.7	5.4
Operating lease liabilities	Other liabilities	25.9	27.8
Total operating lease liabilities		$31.6	$33.2

Operating leases:
Weighted average remaining lease term (years)		7.2	7.7
Weighted average discount rate		4.0%	4.1%

EMERGENT BIOSOLUTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in millions, except share and per share amounts)
6.    Intangible assets
The Company's intangible assets consist of products acquired via business combinations or asset acquisitions. The following tables summarize the Company's intangible assets for the periods ended June 30, 2021 and December 31, 2020:

		June 30, 2021			December 31, 2020
Asset Type	Estimated Life	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Products	9-22 years	$798.0	$165.6	$632.4	$798.0	$137.8	$660.2
Customer relationships	8 years	28.6	28.3	0.3	28.6	26.5	2.1
CDMO	8 years	5.5	5.1	0.4	5.5	4.7	0.8
Total intangible assets		$832.1	$199.0	$633.1	$832.1	$169.0	$663.1

During the six months ended June 30, 2021 and 2020, the Company recorded amortization expense for intangible assets of $30.0 million and $29.8 million, respectively. During the three months ended June 30, 2021 and 2020, the Company recorded amortization expense for intangible assets of $15.1 million and $15.0 million, respectively. As of June 30, 2021, the weighted average amortization period remaining for intangible assets was 12.3 years.

The following table provides a roll forward of changes in our goodwill balance:

Goodwill, December 31, 2020	$266.7
Foreign currency translation	(0.1)
Goodwill, June 30, 2021	$266.6
7.    Fair Value Measurements
The table below presents information about our assets and liabilities that are regularly measured and carried at fair value and indicate the level within the fair value hierarchy of the valuation techniques we utilized to determine fair value:

	June 30, 2021				December 31, 2020
	Total	Level1	Level 2	Level 3	Total	Level1	Level 2	Level 3
Assets:
Money market accounts	82.4	82.4	—	—	352.2	352.2	—	—
Time deposits	240.1	—	240.1	—	—	—	—	—
Total	322.5	82.4	240.1	—	352.2	352.2	—	—
Liabilities:
Contingent consideration	38.1	—	—	38.1	58.1	—	—	58.1
Derivative instruments	11.4	—	11.4	—	15.0	—	15.0	—
Total	49.5	—	11.4	38.1	73.1	—	15.0	58.1
Contingent Consideration
Contingent consideration liabilities associated with business combinations are measured at fair value. These liabilities represent an obligation of the Company to transfer additional assets to the selling shareholders and owners if future events occur or conditions are met. These liabilities associated with business combinations are measured at fair value at inception and at each subsequent reporting date. The changes in the fair value are primarily due to the expected amount and timing of future net sales, which are inputs that have no observable market. Any changes in fair value for the contingent consideration liabilities related to the Company’s products are classified in the Company's statement of operations as cost of product sales and CDMO services. Any changes in fair value for the contingent consideration liabilities related to the Company’s product candidates are recorded in research and development expense for regulatory and development milestones.

EMERGENT BIOSOLUTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in millions, except share and per share amounts)

The following table is a reconciliation of the beginning and ending balance of contingent considerations.

Balance at December 31, 2020	$58.1
Change in fair value	1.7
Settlements	(21.7)
Balance at June 30, 2021	$38.1
As of June 30, 2021 and December 31, 2020, the current portion of the contingent consideration liability was $33.1 million and $23.9 million, respectively, and was included in other current liabilities on the condensed consolidated balance sheets.
The recurring Level 3 fair value measurements for the Company's contingent consideration liability include the following significant unobservable inputs:

Contingent Consideration Liability	Fair Value as of June 30, 2021	Valuation Technique	Unobservable Input	Range	Weighted Average
Revenue milestone and royalty based	$38.1 million	Discounted cash flow	Discount rate	—% - 7.3%	1.7%
			Probability of payment	25% - 100%	86%
			Projected year of payment	2021 - 2028	2022
Derivative Instruments
Refer to Note 8, Derivatives, to these condensed consolidated financial statements.
Non-Variable Rate Debt
As of June 30, 2021 and December 31, 2020, the fair value of the Company's 3.875% Senior Unsecured Notes is $443.3 million and $466.0 million. The fair value was determined through market sources, which are level 1 inputs, observable and corroborated. The carrying amounts of the Company’s other long-term variable interest rate debt arrangements approximate their fair values. For additional information related to the Company's debt, please refer to Note 9, Debt, to these condensed consolidated financial statements.
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
As of June 30, 2021, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

	Number of Instruments	Notional
Interest rate swaps	7	$350.0

EMERGENT BIOSOLUTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in millions, except share and per share amounts)
The table below presents the fair value of the Company’s derivative financial instruments designated as hedges as well as their classification on the balance sheet.

	Liability Derivatives
	June 30, 2021		December 31, 2020
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest Rate Swaps	Other Current Liabilities	$5.7	Other Current Liabilities	$5.7
	Other Liabilities	$5.7	Other Liabilities	$9.3
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
The table below presents the effect of cash flow hedge accounting on accumulated other comprehensive income.

Hedging derivatives	Cumulative Amount of Gain/(Loss) Recognized in OCI on Derivative		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income
	June 30,	December 31,		Six Months Ended June 30,
	2021	2020		2021	2020
Interest Rate Swaps	$(11.4)	$(15.0)	Interest expense	$(3.0)	$(1.1)
9.    Debt
The components of debt are as follows:

	June 30, 2021	December 31, 2020
Senior secured credit agreement - Term loan due 2023	$410.6	$421.9
3.875% Senior Unsecured Notes due 2028	450.0	450.0
2.875% Convertible Senior Notes due 2021	—	10.6
Other	3.0	3.0
Total debt	863.6	885.5
Current portion of long-term debt, net of debt issuance costs	(28.8)	(33.8)
Unamortized debt issuance costs	(9.6)	(10.7)
Non-current portion of debt	$825.2	$841.0

As of June 30, 2021 and December 31, 2020, debt issuance costs associated with the revolver loan were classified as other current assets and other assets on the Company's consolidated balance sheets because there was no outstanding revolver balance at period end. As of June 30, 2021, the Company had $2.0 million and $2.6 million of debt issuance costs associated with the revolver loan classified as other current assets and other assets, respectively. As of December 31, 2020, the Company had approximately $2.0 million and $3.5 million of debt issuance costs associated with the revolver loan that were classified as other current assets and other assets, respectively.

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

The Amended Credit Agreement includes (i) a Revolving Credit Facility of $600 million and (ii) a Term Loan Facility with a principal amount of $450 million. The Company may request incremental term loan facilities or increases in the Revolving Credit Facility (each an "Incremental Loan") as long as certain requirements involving our net leverage ratio will be maintained on a pro forma basis. Borrowings under the Revolving Credit Facility and the Term Loan Facility bear interest at a rate per annum equal to (a) a eurocurrency rate plus a margin ranging from 1.25% to 2.25% per annum, depending on the Company's consolidated net leverage ratio or (b) a base rate (which is the highest of the prime rate, the federal funds rate plus 0.50%, and a eurocurrency rate for an interest period of one month plus 1% plus a margin ranging from 0.25% to 1.25%, depending on the Company's consolidated net leverage ratio. The Company is required to make quarterly payments on the last business day of each calendar quarter under the Amended Credit Agreement for accrued and unpaid interest on the outstanding principal balance, based on the above interest rates. In addition, the Company is required to pay commitment fees ranging from 0.15% to 0.35% per annum, depending on the Company's consolidated net leverage ratio, for the average daily unused commitments under the Revolving Credit Facility. The Company is to repay the outstanding principal amount of the Term Loan Facility in quarterly installments on the last business day of each calendar quarter based on an annual percentage equal to 2.5% of the original principal amount of the Term Loan Facility during each of the first two years of the Term Loan Facility, 5% of the original principal amount of the Term Loan Facility during the third year of the Term Loan Facility and 7.5% of the original principal amount of the Term Loan Facility during each year of the remainder of the term of the Term Loan Facility until the maturity date of the Term Loan Facility, at which time the entire unpaid principal balance of the Term Loan Facility will be due and payable. The Company has the right to prepay the Term Loan Facility without premium or penalty. The Revolving Credit Facility and the Term Loan Facility mature on October 13, 2023.

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

10.    Revenue recognition
The Company operates as one operating segment. Therefore, results of its operations are reported on a consolidated basis for purposes of segment reporting, consistent with internal management reporting. The Company's revenues disaggregated by the major sources were as follows:

	Three Months Ended June 30, 2021			Three Months Ended June 30, 2020
	U.S. Government	Non-U.S. Government	Total	U.S. Government	Non-U.S. Government	Total
Product sales, net	$66.3	$114.9	$181.2	$224.2	$74.3	$298.5
CDMO services	70.4	120.5	190.9	44.6	28.0	72.6
Contracts and grants	24.4	1.0	25.4	20.7	2.9	23.6
Total revenues	$161.1	$236.4	$397.5	$289.5	$105.2	$394.7

	Six Months Ended June 30, 2021			Six Months Ended June 30, 2020
	U.S. Government	Non-U.S. Government	Total	U.S. Government	Non-U.S. Government	Total
Product sales, net	$122.7	$196.4	$319.1	$288.1	$158.6	$446.7
CDMO services	167.9	206.8	374.7	44.6	49.7	94.3
Contracts and grants	44.4	2.3	46.7	42.7	3.5	46.2
Total revenues	$335.0	$405.5	$740.5	$375.4	$211.8	$587.2

EMERGENT BIOSOLUTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in millions, except share and per share amounts)
Contract liabilities
When performance obligations are not transferred to a customer at the end of a reporting period, cash received associated with amounts allocated to those performance obligations is reflected as contract liabilities on the consolidated balance sheets and is deferred until control of these performance obligations is transferred to the customer. The following table presents the roll forward of the contract liability balances:

December 31, 2020	$100.1
Deferral of revenue	194.7
Revenue recognized	(191.4)
June 30, 2021	$103.4
As of June 30, 2021 and December 31, 2020, the current portion of contract liabilities was $54.5 million and $44.6 million, respectively, and was included in other current liabilities on the balance sheet.
Transaction price allocated to remaining performance obligations
The Company has certain performance obligations that are considered an operating lease as the customer obtains substantially all of the economic benefits of the identified asset and has the right to direct its use. The associated revenue is recognized on a straight-line basis over the term of the lease. The remaining term on the Company's operating lease performance obligations approximates 2.0 years. The Company utilizes a cost-plus model to determine the stand-alone selling price of the lease component to allocate contract consideration between the lease and non-lease components. During the three and six months ended June 30, 2021, the Company's lease revenues were $16.9 million and $35.6 million, respectively, which is included within contract development and manufacturing services in the condensed consolidated statement of operations. During the three and six months ended June 30, 2020 the Company's lease revenues were de minimis. The Company has allocated contracted operating lease revenues due under our long-term CDMO service arrangements as follows:

Year ended December 31,
2021 (1)	$33.8
2022	67.7
2023	28.2
$129.7

(1) As of June 30, 2021, amount represents the six months ending December 31, 2021.

As of June 30, 2021, the Company expects future revenues on unsatisfied performance obligations of approximately $1.4 billion associated with all arrangements entered into by the Company. The Company expects to recognize a majority of these revenues within the next 24 months. However, the amount and timing of revenue recognition for unsatisfied performance obligations can materially change due to timing of manufacturing activities, funding appropriations from the USG and the overall success of the Company's development activities associated with its PHT procured product candidates that are then receiving development funding support from the USG under development contracts. In addition, the amount of future revenues associated with unsatisfied performance obligations excludes the value associated with unexercised option periods in the Company's contracts.
Contract assets
The Company considers unbilled accounts receivables and deferred costs associated with revenue generating contracts, which are not included in inventory or property, plant and equipment, as contract assets. As of June 30, 2021 and December 31, 2020, the Company had contract assets associated with deferred costs of $39.7 million and $41.1 million, respectively, which is reflected as a component of other assets on the Company's consolidated balance sheets. During the three and six months ended June 30, 2021, the Company recorded amortization expense of contract assets of $1.6 million, which has been included as a component of research and development expense. The Company did not record amortization expense associated with its contract assets during 2020.

EMERGENT BIOSOLUTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in millions, except share and per share amounts)
Accounts receivable
Accounts receivable, including unbilled accounts receivable contract assets, consist of the following:

	June 30, 2021	December 31, 2020
Billed, net	$210.3	$172.7
Unbilled	51.6	58.2
Total, net	$261.9	$230.9
As of June 30, 2021 and December 31, 2020, the allowances for doubtful accounts was $3.4 million and $3.1 million, respectively.
11.    Income taxes
The estimated effective annual tax rate for the years ended December 31, 2021 and 2020, excluding the impact of discrete adjustments, was 26%. For the six months ended June 30, 2021 and 2020, the Company recorded discrete tax benefits of $5.5 million and $6.6 million, respectively. For the three months ended June 30, 2021 and 2020, the Company recorded a discrete tax (expense) benefits of $(1.1) million and $3.4 million, respectively. The discrete tax benefits in 2021 and 2020 were primarily due to share-based compensation activity.
12.    Net income per share
The following table presents the calculation of basic and diluted net income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net income	$4.6	$92.7	$74.3	$80.2

Denominator:
Weighted-average number of shares—basic	53.6	52.6	53.5	52.3
Dilutive securities—equity awards	0.4	0.9	0.8	0.9
Weighted-average number of shares—diluted	54.0	53.5	54.3	53.2

Net income per share - basic	$0.09	$1.76	$1.40	$1.53
Net income per share - diluted	$0.09	$1.73	$1.37	$1.51
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
The following table presents the share-based awards that are not considered in the diluted net income per share calculation because the exercise price of the awards was greater than the average per share closing price during the three and six months ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Anti-dilutive stock awards	1.4	0.4	0.5	0.6

EMERGENT BIOSOLUTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in millions, except share and per share amounts)
13.    Equity
Share-based compensation
During the six months ended June 30, 2021, the Company granted stock options to purchase 0.3 million shares of common stock and 0.5 million restricted and performance stock units under the Emergent BioSolutions Inc. Stock Incentive Plan. Typically, the stock option and restricted stock unit grants vest over three equal annual installments beginning on the day prior to the anniversary of the grant date. The performance stock units settle in stock at the end of the three-year performance period based on the Company's results compared to the performance criteria.
Share-based compensation expense was recorded in the following financial statement line items:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of product sales and contract development and manufacturing services	$2.0	$8.1	$3.7	$8.8
Research and development	1.7	5.4	3.1	6.3
Selling, general and administrative	7.7	10.9	15.1	15.9
Total share-based compensation expense	$11.4	$24.4	$21.9	$31.0
Accumulated other comprehensive income (loss)
The following table includes changes in accumulated other comprehensive (loss) income by component, net of tax:

(In Millions)	Defined Benefit Pension Plan	Derivative Instruments	Foreign Currency Translation Losses	Total

Balance, December 31, 2020	(7.7)	(11.0)	(6.6)	(25.3)
Other comprehensive (loss) income before reclassifications	—	1.6	(1.7)	(0.1)
Amounts reclassified from accumulated other comprehensive income	—	3.0	—	3.0
Balance, June 30, 2021	$(7.7)	$(6.4)	$(8.3)	$(22.4)

Balance, March 31, 2021	(7.7)	(7.9)	(8.8)	(24.4)
Other comprehensive (loss) income before reclassifications	—	(0.1)	0.5	0.4
Amounts reclassified from accumulated other comprehensive income	—	1.6	—	1.6
Balance, June 30, 2021	$(7.7)	$(6.4)	$(8.3)	$(22.4)

Balance, December 31, 2019	(3.4)	(1.6)	(4.9)	(9.9)
Other comprehensive (loss) income before reclassifications	—	(10.8)	(0.4)	(11.2)
Amounts reclassified from accumulated other comprehensive income	—	(1.1)	—	(1.1)
Balance, June 30, 2020	$(3.4)	$(13.5)	$(5.3)	$(22.2)

Balance, March 31, 2020	(3.4)	(12.8)	(5.0)	(21.2)
Other comprehensive (loss) income before reclassifications	—	0.4	(0.3)	0.1
Amounts reclassified from accumulated other comprehensive income	—	(1.1)	—	(1.1)
Balance, June 30, 2020	$(3.4)	$(13.5)	$(5.3)	$(22.2)

EMERGENT BIOSOLUTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in millions, except share and per share amounts)
During the three and six months ended June 30, 2021, the tax impact related to unrealized gains (losses) on hedging activities was an expense of $0.3 million and $1.0 million, respectively; the tax effects of the defined benefit pension plan and foreign currency translation losses were de minimis. During the three and six ended June 30, 2020 there were tax benefits related to unrealized losses on hedging activities of $0.8 million and $3.6 million, respectively; the tax effects of the defined benefit pension plan and foreign currency translation losses were de minimis.
14. Commitments and contingencies
Securities Litigation

On April 20, 2021, May 14, 2021 and June 2, 2021 class action lawsuits were filed against the Company and certain of its current and former senior officers in the United States District Court for the District of Maryland on behalf of purchasers of the Company's common stock, seeking to pursue remedies under the Securities Exchange Act of 1934 (the “Exchange Act”). These complaints were filed by Plaintiff Palm Tran, Inc. – Amalgamated Transit Union Local 1577 Pension Plan; Plaintiff Alan I. Roth; and Plaintiff Stephen M. Weiss, respectively. The complaints allege, among other things, that the defendants disseminated materially false and misleading information about its capabilities to manufacture COVID-19 vaccine bulk drug substance in violation of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. The defendants believe that the allegations in the complaints are false and intend to defend the matters vigorously.

It is expected that all three of these cases will be consolidated into a single action. Given the uncertainty of litigation, the preliminary stage of the cases, and the legal standards that must be met for, among other things, class certification and success on the merits, the Company cannot reasonably estimate the possible loss or range of loss, if any, that may result from these actions.

On June 29, 2021, Lincolnshire Police Pension Fund filed a stockholder derivative lawsuit in the United States District Court for the District of Maryland on behalf of the Company against certain of its current and former officers and directors for breach of fiduciary duties, waste of corporate assets, and unjust enrichment, each allegation related to the Company’s capabilities to manufacture COVID-19 vaccine bulk drug substance. In addition to monetary damages, the complaint seeks the implementation of multiple corporate governance and internal policy changes. The defendants believe that the allegations in the complaint are false and intend to defend the matter vigorously.

In addition to the above actions, the Company has received preliminary inquiries and subpoenas to produce documents related to these matters from Representative Maloney and Representative Clyburn, members of the Oversight Committee and the Select Subcommittee on the Coronavirus Crisis, Senator Murray of the Committee on Health, Education, Labor and Pensions, the Financial Industry Regulatory Authority (FINRA), the Department of Justice, the Securities and Exchange Commission (SEC), the Maryland Attorney General’s Office, and the New York Attorney General’s Office. The Company is producing and has produced documents as required in response and will continue to cooperate with these government inquiries.

Intellectual Property

Emergent BioSolutions’ Adapt Pharma subsidiaries (“Emergent”) are as follows: Emergent Devices Inc. (“EBPA”), formerly known as Adapt Pharma Inc.; Emergent Operations Ireland Limited (“EIRE”), formerly known as Adapt Pharma Operations Limited; and Emergent BioSolutions Ireland Limited (“EIR2”), formerly known as Adapt Pharma Limited.

ANDA Litigation - Teva 4mg

On or about September 13, 2016, Emergent BioSolutions’ Adapt Pharma subsidiaries EBPA and EIRE, and Opiant received a notice letter from Teva Pharmaceuticals Industries Limited and Teva Pharmaceuticals USA (collectively, “Teva”) that Teva had filed an ANDA with the FDA seeking regulatory approval to market a generic version of NARCAN® (naloxone hydrochloride) Nasal Spray 4 mg/spray before the expiration of U.S. Patent No. 9,211,253, (the “‘253 Patent”). Emergent and Opiant received additional notice letters from Teva relating to U.S. Patent Nos. 9,468,747 (the “‘747 Patent”), 9,561,177, (the “‘177 Patent”), 9,629,965, (the “‘965 Patent”) and 9,775,838 (the “‘838 Patent”) and 10,085,937 (the “‘937 Patent”). Teva’s notice letters asserted that the commercial manufacture, use or sale of its generic drug product described in its ANDA would not infringe the ‘253, the ‘747, the ‘177, the ‘965, the ‘838, or the ‘937 Patent, or that the ‘253, the ‘747, the ‘177, the ‘965, the ‘838, and the ‘937 Patents were invalid or

EMERGENT BIOSOLUTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in millions, except share and per share amounts)
unenforceable. Emergent and Opiant filed a complaint for patent infringement against Teva in the U.S. District Court for the District of New Jersey with respect to the ‘253 Patent. Emergent and Opiant also filed complaints for patent infringement against Teva in the U.S. District Court for the District of New Jersey with respect to the ‘747, the ‘177, the ‘965, and the ‘838 Patents. All five proceedings were consolidated. On June 5, 2020, the U.S. District Court for the District of New Jersey ruled in favor of Teva. Emergent filed its Notice of Appeal on July 23, 2020 with the Court of Appeals for the Federal Circuit. Briefs in the appeal have been filed. The appeal hearing has been scheduled for August 2, 2021.

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
We are currently focused on the following five distinct PHT categories: CBRNE, EID, travel health, emerging health crises, acute/emergency care; and CDMO. We have a product portfolio of ten products (vaccines, therapeutics, and drug-device combination products) that contribute a substantial portion of our revenue. We also have two procured product candidates that are procured under special circumstances by certain government agencies, although they are not approved by the FDA. Additionally, we have a development pipeline consisting of a diversified mix of both pre-clinical and clinical stage product candidates (vaccines, therapeutics, devices and combination products). Finally, we have a fully-integrated portfolio of contract development and manufacturing services. Our CDMO service offerings cover development services, drug substance manufacturing and drug product manufacturing across pharmaceutical and biotechnology industries as well as the USG and non-governmental organizations. The majority of our product revenue comes from the following products and procured product candidates:

EMERGENT BIOSOLUTIONS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited, amounts in millions, except share and per share amounts)
Vaccines
•Anthrax vaccines, including our AV7909 (Anthrax Vaccine Adsorbed with Adjuvant) procured product candidate being developed as a next-generation anthrax vaccine for post-exposure prophylaxis and BioThrax® (Anthrax Vaccine Adsorbed), the only vaccine licensed by the FDA for the general use prophylaxis and post-exposure prophylaxis of anthrax disease. AV7909 has not been approved by the FDA, but is procured by certain authorized government buyers for their use;
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
Critical Accounting Policies and Estimates
The preparation of our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S., requires us to make estimates, judgments and assumptions that may affect the reported amounts of assets, liabilities, equity, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis we evaluate our estimates, judgments and methodologies. We base our estimates on historical experience and on various other assumptions that we believe are reasonable, the results of which form the basis for making judgments about the carrying values of assets, liabilities and equity and the amount of revenues and expenses. Actual results may differ from these estimates. During the six months ended June 30, 2021, there have been no significant changes to our critical accounting policies and estimates contained in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC, (see Note 2 to the accompanying condensed consolidated financial statements).

EMERGENT BIOSOLUTIONS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
(unaudited, amounts in millions, except share and per share amounts)
Results of Operations

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Product sales net:
NARCAN Nasal Spray	$106.2	$72.8	$33.4	46%	$180.4	$145.0	$35.4	24%
Anthrax vaccines	51.5	132.3	(80.8)	(61)%	106.5	184.2	(77.7)	(42)%
ACAM2000	—	70.0	(70.0)	(100)%	—	70.0	(70.0)	(100)%
Other product sales	23.5	23.4	0.1	—%	32.2	47.5	(15.3)	(32)%
Total product sales, net	181.2	298.5	(117.3)	(39)%	319.1	446.7	(127.6)	(29)%
Contract development and manufacturing services	190.9	72.6	118.3	NM	374.7	94.3	280.4	NM
Contracts and grants	25.4	23.6	1.8	8%	46.7	46.2	0.5	1%
Total revenues	397.5	394.7	2.8	1%	740.5	587.2	153.3	26%

Operating expenses:
Cost of product sales and contract development and manufacturing services	227.8	129.8	98.0	76%	327.1	206.7	120.4	58%
Research and development	48.9	47.9	1.0	2%	101.4	90.6	10.8	12%
Selling, general and administrative	91.2	76.0	15.2	20%	172.1	145.7	26.4	18%
Amortization of intangible assets	15.1	15.0	0.1	1%	30.0	29.8	0.2	1%
Total operating expenses	383.0	268.7	114.3	43%	630.6	472.8	157.8	33%

Income from operations	14.5	126.0	(111.5)	(88%)	109.9	114.4	(4.5)	(4%)

Other income (expense):
Interest expense	(8.6)	(6.4)	(2.2)	34%	(17.1)	(15.0)	(2.1)	14%
Other, net	1.3	1.1	0.2	18%	(0.4)	—	(0.4)	NM
Total other income (expense), net	(7.3)	(5.3)	(2.0)	38%	(17.5)	(15.0)	(2.5)	17%

Income before income taxes	7.2	120.7	(113.5)	(94%)	92.4	99.4	(7.0)	(7%)
Income taxes	(2.6)	(28.0)	25.4	(91%)	(18.1)	(19.2)	1.1	(6%)
Net income	$4.6	$92.7	$(88.1)	(95%)	$74.3	$80.2	$(5.9)	(7%)

NM - Not meaningful

EMERGENT BIOSOLUTIONS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
(unaudited, amounts in millions, except share and per share amounts)
Total Revenues

$397.5
106.2
51.5
23.5
190.9
25.4
$394.7
72.8
132.3
70.0
23.4
72.6
23.6
$740.5
180.4
106.5
32.2
374.7
46.7
$587.2
145.0
184.2
70.0
47.5
94.3
46.2
Q2 '21
Q2 '20
YTD '21
YTD '20

Legend
NARCAN nasal spray	Other product sales
Anthrax vaccines	Contract development and manufacturing services
ACAM2000	Contracts and Grants
Product Sales, net
NARCAN Nasal Spray
The increase in NARCAN Nasal Spray sales for the three and six months ended June 30, 2021 was largely driven by growth in sales to the U.S. public interest and commercial retail markets as well as an increase in sales to customer channels in Canada.
Anthrax Vaccines
The decrease in Anthrax vaccine sales for the three and six months ended June 30, 2021 was primarily due to the timing of deliveries to the U.S government. Anthrax vaccine product sales are made under procurement contracts with the USG and fluctuation in revenues are dictated by the timing of delivery of orders to the USG.

ACAM2000
The decrease in ACAM2000 sales for the three and six months ended June 30, 2021 was largely driven by timing of deliveries to the U.S. government. ACAM2000 product sales are made under procurement contracts with the USG and fluctuation in revenues are dictated by the timing of delivery of orders to the USG.
Other Product Sales
Other product sales for the three months ended June 30, 2021 remained consistent compared to the three months ended June 30, 2020. Other product sales for the six months ended June 30, 2021 decreased due to primarily due to a decrease in sales of BAT due to timing of deliveries to the SNS.
CDMO Services
The increase in contract development and manufacturing services revenue for the three and six months ended June 30, 2021 is due to the public-private partnership with BARDA and arrangements with innovators to address the COVID-19 pandemic. These arrangements were entered into during the second and third quarters of 2020.
Contracts and Grants
Contracts and grants revenue for the three and six months ended June 30, 2021 remained consistent compared to the three and six months ended June 30, 2020.
Cost of Product Sales and CDMO Services

Cost of product sales and contract development and manufacturing services
●	Gross profit margin for product sales and contract development and manufacturing services

EMERGENT BIOSOLUTIONS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
(unaudited, amounts in millions, except share and per share amounts)
Cost of product sales and contract development and manufacturing services increased for the three and six months ended June 30, 2021. The increase primarily consists of an increase in costs associated with our contract development and manufacturing services due to a higher volume of CDMO services, largely the Company's arrangements to address the COVID-19 pandemic. Additionally, the Company recorded inventory write-offs at its Bayview facility of $41.5 million during three and six months ended June 30, 2021. The inventory write-off was due to raw materials and in-process batches that the Company plans to discard as they were deemed unusable. These increases were partially offset by decreases in the cost of product sales due to less volume.
Research and Development Expenses (Gross and Net)

Research and development expense
●	Research and development expense, net of contracts and grants revenue
Research and development expense for the three months ended June 30, 2021 remained consistent compared to the three months ended June 30, 2020. Research and development expense for the six months ended June 30, 2021 increased due to due to costs associated with the development of the COVID-HIG therapeutic product candidate, offset by the decline in development costs associated with the AV7909 product candidate.

Selling, General and Administrative Expenses

Selling, general and administrative expenses
●	SG&A as a percentage of total revenue
The increase in selling, general and administrative expenses for the three and six months ended June 30, 2021 is due to an increase in costs related to defending and supporting the Company's corporate reputation.
Amortization of Intangible Assets

Amortization expense
Amortization of intangible assets and the composition of intangible assets amortized during the three and six months ended June 30, 2021 were consistent with the three and six months ended June 30, 2020.

EMERGENT BIOSOLUTIONS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
(unaudited, amounts in millions, except share and per share amounts)
Other Income (Expense), Net

Interest expense
Other income (expense)

Total other income (expense), net decreased for the three and six months ended June 30, 2021 largely due to an increase in interest expense as a result of increases in total outstanding debt and interest rates during the periods.
Income Taxes

Income taxes
●	Effective tax rate

During the three and six months ended June 30, 2021, and 2020, the estimated effective annual tax rates was 26%. The actual effective tax rates includes the impact of discrete tax benefits during the six months ended June 30, 2021 and 2020 of $5.5 million and $6.6 million, respectively. Income taxes decreased during the periods due to a decline in income before income taxes and the timing of the discrete tax benefits.
Financial Condition, Liquidity and Capital Resources
Our financial condition is summarized as follows:

EMERGENT BIOSOLUTIONS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
(unaudited, amounts in millions, except share and per share amounts)

(in millions, except percentages)	June 30, 2021	December 31, 2020	Change %
Financial assets:
Cash and cash equivalents	$447.5	$621.3	(28)%

Borrowings:
Debt, current portion	28.8	33.8	(15)%
Debt, net of current portion	825.2	841.0	(2)%
Total borrowings	854.0	874.8	(2)%

Working capital:
Current assets	1,162.1	1,195.9	(3)%
Current liabilities	377.8	384.5	(2)%
Total working capital	784.3	$811.4	(3)%
Sources of Liquidity
We have historically financed our operating and capital expenditures through cash on hand, cash from operations, debt financing and development funding. We also obtain financing from the sale of our common stock upon exercise of stock options. We have operated profitably for each of the last five annual fiscal years through the period ended December 31, 2020. As of June 30, 2021, we had unrestricted cash and cash equivalents of $447.5 million and capacity under our revolving credit facility of $597.2 million. As of June 30, 2021, we believe that we have sufficient liquidity to fund our operations over the next 12 months.
Cash Flows
The following table provides information regarding our cash flows for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020
Net cash provided by (used in):
Operating activities	$(24.6)	$185.7
Investing activities	(123.1)	(69.3)
Financing activities	(26.0)	(15.3)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(0.1)	(0.1)
Net change in cash, cash equivalents and restricted cash	$(173.8)	$101.0
Operating Activities
Net cash used in operating activities of $24.6 million for the six months ended June 30, 2021 was due to net income excluding non-cash items of $160.6 million offset by negative working capital changes of $185.2 million due to accumulation of inventory, reduced accrued expenses, other liabilities and accrued compensation, and increases in receivables.
Net cash provided by operating activities of $185.7 million for the six months ended June 30, 2020 was due to net income excluding non-cash items of $168.0 million and positive working capital changes of $17.7 million due to increases in contract liabilities and accrued expenses and other liabilities and decreases in accounts receivable, offset by increases in inventory, prepaid expenses and other assets and decreases in accounts payable.
Investing Activities
Net cash used in investing activities relates to purchases of property, plant and equipment and was $123.1 million and $69.3 million for the six months ended June 30, 2021 and 2020, respectively. The cash used in investing activities increased during the six months ended June 30, 2021 largely due to infrastructure and equipment investments related to continued investments associated with increased

EMERGENT BIOSOLUTIONS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
(unaudited, amounts in millions, except share and per share amounts)
capacity and capabilities at our Rockville and Bayview facilities.
Financing Activities
Net cash used in financing activities of $26.0 million for the six months ended June 30, 2021 was primarily due to payments on debt of $21.9 million and net payments related to employee share-based compensation activity of $3.0 million.
Net cash used in financing activities of $15.3 million for the six months ended June 30, 2020 was primarily due to $25.6 million of principal payments on the term loan and credit facility, primarily offset by cash provided by employee share-based compensation activity of $11.4 million.
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
Unused Credit Capacity
Available room under the revolving credit facility for the periods ended June 30, 2021 and December 31, 2020 was:

(in millions)
Total Capacity	Outstanding Letters of Credit	Outstanding Indebtedness on Revolving Credit Facility	Unused Capacity
	June 30, 2021
$600.0	2.8	—	$597.2
	December 31, 2020
$600.0	2.8	—	$597.2

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
Interest Rate Risk
We have debt with a mix of fixed and variable rates of interest. Floating rate debt carries interest based generally on the eurocurrency rate, as defined in our Amended Credit Agreement, plus an applicable margin. We manage the impact of interest rate changes on our variable debt through derivative instruments such as interest rate swap arrangements. Increases in interest rates could result in an increase in interest payments for debt that we have not hedged through our interest rate swap arrangements. See Note 9, "Debt," to the Notes of our condensed consolidated financial statements included in this 2021 Quarterly Report under the caption Item 1, "Financial Statements.”
We have assessed our exposure to changes in interest rates by analyzing the sensitivity to our operating results assuming various changes in market interest rates. A hypothetical increase of one percentage point in the eurocurrency rate as of June 30, 2021 would increase our interest expense by approximately $0.6 million annually.
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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2021, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

There are a number of regulatory and compliance risks that could impact our business, financial condition, operating results and cash flows, including:

•Conditions associated with approvals and ongoing regulation of products may limit how and to the extent we manufacture and market them.
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
•NARCAN® Nasal Spray may be subject to additional branded and new generic competition.
•Biologic Products may be affected by the approval and entry of follow-on biologics, or biosimilars in the United States and other jurisdictions.

There are a number of risks related to our intellectual property that could impact our business,

EMERGENT BIOSOLUTIONS INC.
financial condition, operating results and cash flows, including:

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

There are a number of legal and reputational risks that could impact our business, financial condition, operating results and cash flows, including:

•Pending litigation and legal proceedings and the impact of any finding of liability or damages could adversely impact our business, financial condition and results of operations.
•Our work on public health threats has exposed us to criticism and may expose us to further criticism, from the media, government personnel, and others, which could further harm our reputation, negatively effect on our share price, operations, and our ability to attract and retain talent.
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
Our business, operations and financial condition and results have been and may continue to be impacted by the COVID-19 pandemic to varying degrees. The pandemic has presented a number of risks and challenges for our business, including, among others, impacts due to travel limitations and government-mandated work-from-home or shelter-in-place orders; manufacturing disruptions and delays, including at our Baltimore Bayview facility, supply chain interruptions, including challenges related to reliance on third-party suppliers; disruptions to pipeline development and clinical trials and decreased product demand for our travel health vaccines due to the significant reduction in international travel. Additional travel restrictions and other governmental measures may result in further disruptions or continued delays in delivery of supplies by our third-party contractors and suppliers.

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

EMERGENT BIOSOLUTIONS INC.
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
The success of our business and our future operating results are significantly dependent on anticipated funding for the procurement of our anthrax vaccines and the terms of such sales to the USG, including the price per dose, the number of doses and the timing of deliveries. We have no certainty that funding will be made available for the procurement of our anthrax vaccines. If priorities for the SNS change generally, or as a result of the conclusion of the USG’s recently announced audit of the SNS, or with respect to the level of procurement of our anthrax vaccines, funding to procure future doses of AV7909 or BioThrax may be delayed, limited or not available, BARDA may never complete the anticipated full transition to stockpiling AV7909 in support of anthrax preparedness, and our future business, financial condition, operating results and cash flows could be materially harmed.

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
In collaboration with us, the CDC filed with the FDA a pre-EUA submission package related to AV7909, which enables FDA review of data in anticipation of a request for an EUA. This submission triggered BARDA to exercise its first contract option in July 2019 to procure 10 million doses of AV7909 and another option in July 2020 to procure additional doses for inclusion into the SNS in support of anthrax preparedness.
We are also working on a BLA for filing with the FDA related to AV7909, with a current target submission date to the FDA of the end of this year. There can be no guarantee that we will meet our target date for submission. Moreover, even if we do, the FDA may decide that our data are insufficient and require additional pre-clinical, clinical or other studies. If we are unsuccessful in obtaining an EUA and, ultimately, FDA licensure, in a timely manner or at all, we may not be able to realize the full potential value of the contract, which could have a material adverse effect on our future business, financial condition, operating results and cash flows. Furthermore, prior to FDA licensure, if we obtain an EUA, the EUA could be terminated if the emergency determination underlying the EUA terminates.
Our USG procurement and development contracts require ongoing funding decisions by the USG. Simultaneous reduction or discontinuation of funding of these contracts could cause our business, financial condition, operating results and cash flows to suffer materially.
The USG is the principal customer for our PHT-focused MCMs and is the primary source of funds for

EMERGENT BIOSOLUTIONS INC.
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
A significant portion of our revenue is substantially dependent upon product procurement contracts with the USG and foreign governments for our PHT products. Upon the expiration of a procurement contract, we may not be able to negotiate a follow-on procurement contract for the particular product for a similar product volume, period of performance, pricing or other terms, or at all. The inability to secure a similar or increased procurement contract could materially affect our revenues and our business, financial condition, operating results and cash flows could be harmed. For example, the procurement aspect of our development and procurement contract for AV7909 expires this year. As another example, in November 2019, the BARDA procurement contract for raxibacumab that we acquired in our 2017 acquisition of the product from GlaxoSmithKline LLC was completed. We intend to negotiate a follow-on procurement contract for AV7909 and raxibacumab and other follow-on procurement contracts for most of our PHT products upon the expiration of a related procurement contract, but there can be no assurance that we will be successful obtaining any follow-on contracts. Even if we are successful in negotiating a follow-on procurement contract, it may be for a lower product volume, over a shorter period of performance or be on less favorable pricing or other terms. An inability to secure follow-on procurement contracts for our products or procured product candidates could materially and adversely affect our revenues, and our business, financial condition, operating results and cash flows could be harmed.
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

EMERGENT BIOSOLUTIONS INC.
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
We may be subject to government investigations of compliance with government acquisition regulations. USG agencies routinely audit and investigate government contractors for compliance with applicable laws and standards. Even though we take significant precautions to identify, prevent and deter fraud, misconduct and non-compliance, we face the risk that our personnel or outside partners may engage in misconduct, fraud or improper activities. If we are audited or investigated and such audit or investigation were to uncover improper or illegal activities, we could be subject to civil and criminal fines and penalties, administrative sanctions, including suspension or debarment from government contracting, and suffer significant reputational harm. The loss of our status as an eligible government contractor or significant fines or penalties associated with contract non-compliance or resulting from investigations could have a material adverse effect on our business.
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

EMERGENT BIOSOLUTIONS INC.
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
PRODUCT DEVELOPMENT AND COMMERCIALIZATION RISKS
An inability to maintain quality and manufacturing compliance at our Baltimore Bayview facility could hinder our ability to continue producing bulk drug substance for Johnson & Johnson’s COVID-19 vaccine, which could adversely affect our business, financial condition, operating results and cash flows.

In April 2021, the FDA conducted an inspection of our Baltimore Bayview facility after an out-of-specification result was discovered involving the cross-contamination of a single drug substance lot intended for further drug product manufacturing and use in Johnson & Johnson’s COVID-19 vaccine. The inspection revealed, among other things, the need for a more thorough investigation to explain cross-contamination issues identified in a viral vaccine drug substance batch intended for use in Johnson and Johnson’s COVID-19 vaccine, and that improved building maintenance and sanitation practices were needed at the Bayview facility, which resulted in the issuance of a Form FDA 483. As a result, previously we agreed not to initiate the manufacturing of any new material at our Bayview facility pending completion of the remediation of the FDA’s inspection concerns. We also agreed to quarantine existing material manufactured at the Bayview facility until further notice or review by the FDA and have been required to dispose of multiple batches of vaccine bulk drug substance. As a result, remediation activities were conducted in the second and third quarters. On July 29, 2021, in alignment with the FDA, we began a plan to resume production of bulk drug substance for Johnson & Johnson's COVID-19 vaccine. Our potential failure to maintain quality and manufacturing compliance could hinder our ability to continue manufacturing bulk drug substance for Johnson & Johnson’s COVID-19 vaccine at the facility and we may also need to dispose of additional batches of bulk drug substance, all of which could adversely affect our business, financial condition, operating results and cash flows.

EMERGENT BIOSOLUTIONS INC.
The COVID-19 product candidates we are working on may not be safe or effective and, even if they are, we may not be able to manufacture sufficient quantities to meet demand.

We are developing a product candidate for the possible treatment of COVID-19 in the outpatient setting and we are also providing CDMO services for the development and/or manufacture of multiple vaccine and therapeutic product candidates. There can be no assurance that any of these product candidates will be safe or effective. There can also be no assurance that any of these product candidates will be authorized for emergency use or approved by the FDA or any other health regulatory authority or that our facilities will receive authorization from the FDA to release additional batches of COVID-19 drug substance. Even if these product candidates are safe and/or effective and receive authorization or approval by a health regulatory authority or we receive authorization to produce drug substance at our facilities, the manufacturing processes for our CDMO COVID-19 programs are under development and are complex. There can be no assurance that we will be able to produce any significant quantity of these product candidates in a timely basis or at all, or negotiate further commitments under our existing CDMO contracts to manufacture vaccines against COVID-19, which could adversely affect our business, financial condition, operating results and cash flows.
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

EMERGENT BIOSOLUTIONS INC.
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

EMERGENT BIOSOLUTIONS INC.
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
Unapproved and investigational stage products are also subject to the FDA's laws and regulations governing advertising and promotion, which prohibit the promotion of both unapproved products and unapproved uses of approved products. There is some risk that the FDA could conclude that our communications relating to unapproved products or unapproved uses of approved products constitute the promotion of an unapproved product or product use in violation of FDA laws and regulations. There is also a risk that a regulatory authority in another country could take a similar position under that country's laws and regulations and conclude that we have violated the laws and regulations related to product development, approval, or promotion in that country. Therefore, there is a risk that we could be subject to enforcement actions if found to be in violation of such laws or regulations.
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

EMERGENT BIOSOLUTIONS INC.
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
The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively, the ACA), passed in 2010 substantially changed the way health care is financed by both governmental and private insurers, and significantly impacted the U.S. biopharmaceutical industry. However, some provisions of the ACA have yet to be fully implemented and certain provisions have been subject to legal and political challenges, as well as efforts by the last Presidential administration to repeal or replace certain aspects of the ACA. More recently on January 28, 2021, however, the President issued an executive order to strengthen implementation of the ACA. Concurrently, Congress considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA, such as removing penalties as of January 1, 2019 for not complying with the ACA’s individual mandate to carry health insurance, delaying the implementation of certain ACA-mandated fees, and increasing the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D. Additionally, on December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA was unconstitutional in its entirety because the individual mandate was repealed by Congress as part of the Tax Cuts & Jobs Act. That ruling was recently struck down by the U.S. Supreme Court on June 17, 2021 because, the Supreme Court found, the states and individuals that brought the action challenging the ACA’s individual mandate did not have standing to sue. This Supreme Court decision effective affirmed that the ACA will remain the law.

EMERGENT BIOSOLUTIONS INC.
Notwithstanding, other legislative changes have been proposed and adopted in the United States since the ACA was enacted that may negatively impact us. On August 2, 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of up to 2% per fiscal year. These reductions went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030 under the CARES Act.
Additionally, there has been recent heightened federal governmental scrutiny over the manner in which manufacturers set prices for their marketed products. For example, there have been several recent Congressional inquiries and has been proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, the last Presidential administration released a “Blueprint”, or plan, to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers.

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

EMERGENT BIOSOLUTIONS INC.
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
•the Physician Payments Sunshine Act and its implementing regulations require certain manufacturers of drugs, biologics, medical devices and medical supplies for which payment is available under Medicare, Medicaid or the Centers for Medicare & Medicaid Services (CMS) to report certain payments and transfers of value made to U.S. physicians and teaching hospitals, and ownership or investment interests held by physicians and their immediate family members. Beginning in 2022, applicable manufacturers will also be required to report information regarding payments and transfers of value provided to U.S. physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, and certified nurse-midwives; and
•state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws, which may apply to items or services reimbursed by any third-party payor, including commercial insurers; state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts; state, local and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, obtain pharmaceutical agent licensure, and/or otherwise restrict payments that may be made to health care providers and entities; and state, local and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to health care providers or entities, or marketing expenditures.
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

EMERGENT BIOSOLUTIONS INC.
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
In addition, if we are found to have made a misrepresentation in the reporting of ASP, we are

EMERGENT BIOSOLUTIONS INC.
subject to civil monetary penalties for each such price misrepresentation and for each day in which such price misrepresentation was applied. If we are found to have knowingly submitted false AMP or “best price” information to the government, we may be liable for civil monetary penalties per item of false information. Any refusal of a request for information or knowing provision of false information in connection with an AMP survey verification would also subject us to civil monetary penalties. In addition, our failure to submit monthly/quarterly AMP or “best price” information on a timely basis could result in a civil monetary penalty per day for each day the information is late beyond the due date. Such failure also could also be grounds for CMS to terminate our Medicaid drug rebate agreement, under which we participate in the Medicaid program. In the event that CMS terminates our rebate agreement, no federal payments would be available under Medicaid or Medicare Part B for our covered outpatient drugs. Governmental agencies may also make changes in program interpretations, requirements or conditions of participation, some of which may have implications for amounts previously estimated or paid. We cannot assure that our submissions will not be found by CMS to be incomplete or incorrect.
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

EMERGENT BIOSOLUTIONS INC.
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

EMERGENT BIOSOLUTIONS INC.
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
On January 31, 2020, the United Kingdom formally withdrew from the European Union and entered into a transition period through December 31, 2020 under a withdrawal agreement. On December 24, 2020, the United Kingdom and European Union entered into a Trade and Cooperation Agreement to govern the United Kingdom’s departure from the European Union, known as Brexit. Since a significant proportion of the regulatory framework in the United Kingdom is derived from European Union directives and regulations, the effects of the U.K.'s departure from the E.U. could materially impact the regulatory regime with respect to the approval of our products or product candidates in the United Kingdom or the European Union. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing product candidates in

EMERGENT BIOSOLUTIONS INC.
the United Kingdom and/or the European Union and could restrict our ability to generate revenue and achieve and sustain profitability. Therefore, there is a risk that we could be subject to an enforcement action if found to be in violation of such laws or regulations.
Laws and regulations governing international operations may preclude us from developing, manufacturing and selling certain products outside of the United States and require us to develop and implement costly compliance programs.
As we continue to expand our commercialization activities outside of the United States, we are subject to an increased risk of, and must dedicate additional resources towards avoiding inadvertently conducting activities in a manner that violates the Foreign Corrupt Practices Act (FCPA), the U.K. Bribery Act, Canada's Corruption of Foreign Public Officials Act, and other similar foreign laws, which prohibit corporations and individuals from paying, offering to pay, or authorizing the payment of anything of value to any foreign government official, government staff member, political party, or political candidate in an attempt to obtain or retain business or to otherwise influence a person working in an official capacity. The FCPA also obligates companies whose securities are listed in the United States to comply with certain accounting provisions requiring the Company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations. Compliance with the FCPA is expensive and difficult, particularly in countries in which corruption is a recognized problem. In addition, the FCPA presents particular challenges in the pharmaceutical industry, because, in many countries, hospitals are operated by the government, and doctors and other hospital employees are considered foreign officials. Certain payments to hospitals in connection with clinical trials and other work have been deemed to be improper payments to government officials and have led to FCPA enforcement actions.
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

EMERGENT BIOSOLUTIONS INC.
•FDA facility inspection findings/recommendations; and
•product contamination or tampering.

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
The majority of our products and product candidates are biologics. Manufacturing biologics, especially in large quantities, is complex. The products must be made consistently and in compliance with a clearly defined manufacturing process. Problems during manufacturing may arise for a variety of reasons, including problems with raw materials, equipment malfunction and failure to follow specific protocols and procedures. Slight deviations anywhere in the manufacturing process, including obtaining materials, maintaining master seed or cell banks and preventing genetic drift, seed or cell growth, fermentation, contamination including from particulates among other things, filtration, filling, labeling, packaging, storage and shipping, potency and stability issues and other quality control testing, may result in lot failures or manufacturing shut-downs, delays in the release of lots, product recalls, spoilage or regulatory action. Such deviations may require us to revise manufacturing processes or change manufacturers. Additionally, as our equipment ages, it will need to be replaced, which has the potential to result in similar consequences. Success rates can also vary dramatically at different stages of the manufacturing process, which can reduce yields and increase costs. From time to time, we may experience deviations in the manufacturing process that may take significant time and resources to resolve and, if unresolved, may affect manufacturing output and could cause us to fail to satisfy customer orders or contractual commitments, lead to a termination of one or more of our contracts, lead to delays in our clinical trials, result in litigation or regulatory action against us, including the issuance of Forms FDA 483. warning letters and other restrictions on the marketing or manufacturing of a product, or cause the FDA to cease releasing product until the deviations are explained and corrected, any of which could be costly to us, damage our reputation and negatively impact our business. For example in April 2021, we temporarily stopped manufacturing bulk drug substance material for Johnson & Johnson’s COVID-19 vaccine at our Baltimore Bayview facility after issues were identified in a viral vaccine drug substance batch.

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

EMERGENT BIOSOLUTIONS INC.
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

EMERGENT BIOSOLUTIONS INC.
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
Although NARCAN® Nasal Spray is the first FDA-approved needle-free naloxone nasal spray for the emergency reversal of opioid overdoses and has advantages over certain other treatments, we expect the treatment to face additional competition. For example, on April 30, 2021, the FDA approved Kloxxado, a branded product developed by Hikma Pharmaceuticals, Inc. which delivers a higher dose naloxone nasal spray. In addition, Orexo AB and Harm

EMERGENT BIOSOLUTIONS INC.
Reduction Therapeutics both have development programs for novel naloxone nasal spray formulations intended for use in opioid overdose reversal.
NARCAN® Nasal Spray faces additional branded competition from other injectable naloxone, auto-injectors and improvised nasal kits including Amphastar Pharmaceuticals, Inc.'s naloxone injection product and Kaléo's EVZIO™ (naloxone HCI injection) Auto-Injector. NARCAN® Nasal Spray may face additional branded competition in the future.
With respect to potential generic competition, ANDAs seeking regulatory approval to market a generic version of NARCAN® Nasal Spray were filed with the FDA by Teva (in 2016), and by Perrigo UK FINCO Limited Partnership (“Perrigo”) (in 2018). ANDA litigation involving Teva is pending (via Emergent BioSolutions Ireland Limited and Emergent Operations Ireland Ltd. (our prior Adapt subsidiaries) having appealed the June 5, 2020 decision of the U.S. District Court for the District of New Jersey to the Court of Appeals for the Federal Circuit. The appeal hearing is currently scheduled for August 2, 2021. An at-risk launch by Teva remains possible. Settlement with Perrigo regarding their ANDA filing was entered on February 12, 2020 providing for a license effective January 5, 2033, or earlier under certain circumstances, including those related to the outcome of the current Teva litigation or future ANDA filers.
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
Products developed to counter the potential impact of PHTs are subject to changing political and social environments. The political responses and social awareness of the risks of these threats on military personnel or civilians and the level of emphasis placed on such risks by the USG may vary over time. If the threat of terrorism were to decline, then the public perception of the risk on public health and safety may be reduced. This perception, as well as political or social pressures, could delay or cause resistance to bringing our products in development to market or limit pricing or purchases of our products, any of which could negatively affect our revenues and our business, financial condition, operating results and cash flows.
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
Additional risks include limitations on our extent or ability to procure, maintain or defend intellectual property rights associated with in-licensed or acquired intellectual property, where, for example, third parties may have the first right to maintain or defend intellectual property rights in which we have an interest, or may pursue strategies that are divergent to the interest of our Company.

EMERGENT BIOSOLUTIONS INC.
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

EMERGENT BIOSOLUTIONS INC.
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
The Senior Secured Credit Facilities include a $450 million Term Loan Facility and the ability to borrow up to $600 million under our Revolving Credit Facility, of which we had outstanding borrowings of approximately $410.6 million and no outstanding balance, respectively, as of June 30, 2021. On August 7, 2020, we completed an offering of $450 million aggregate principal amount of Senior Unsecured Notes, of which $353 million of the net proceeds were used to pay down our Revolving Credit Facility. We may also seek additional debt financing to support our ongoing activities or to provide additional financial flexibility. Debt financing can have significant adverse consequences for our business, including:

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

EMERGENT BIOSOLUTIONS INC.
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
On November 30, 2020, the International Exchange (ICE) Benchmark Association, which administrates LIBOR, announced that it intends to begin a phase out of LIBOR at the end of 2021, by ceasing (i) entering into new contracts that use LIBOR as a reference rate by December 31, 2021 and (ii) publication of two LIBOR rates (one-week and two-month) after December 31, 2021, while the remaining LIBOR rates (overnight, one-month, three-month, six-month and 12-month) will be retired on June 30, 2023. It is unclear if LIBOR will cease to exist at that time or if new methods of calculating LIBOR will be established such that it continues to exist after 2023. We have certain financial contracts, including the amended credit agreement related to our Senior Secured Credit Facilities and our interest rate swaps, that are indexed to LIBOR. Changes in the method of determining LIBOR, or the replacement of LIBOR with an alternative reference rate, may adversely affect interest rates on our current or future indebtedness. Any transition process may involve, among other things, increased volatility or illiquidity in markets for instruments that rely on LIBOR, reductions in the value of certain instruments or the effectiveness of related transactions such as hedges, increased borrowing costs, uncertainty under applicable documentation, or difficult and costly consent processes. The transition away from LIBOR may result in increased expenses, may impair our ability to refinance our indebtedness or hedge our exposure to floating rate instruments, or may result in difficulties, complications or delays in connection with future financing efforts, any of which could adversely affect our financial condition and results of operations.
LEGAL AND REPUTATIONAL RISKS
Pending litigation and legal proceedings and the impact of any finding of liability or damages could adversely impact our business, financial condition and results of operations.
We are currently involved in numerous lawsuits, including stockholder derivative and putative class action lawsuits and anticipate that we will continue to be a target of such lawsuits in the future due to the volatility of our stock price. Certain of these actions include, and future actual or threatened legal actions may include, claims for substantial and indeterminate amounts of damages, or may result in other actions adverse to us.

For example, multiple purported class action lawsuits have been filed against us and certain of our current and former senior officers in the United States District Court for the District of Maryland seeking unspecified damages on behalf of a putative class of

EMERGENT BIOSOLUTIONS INC.
persons who purchased or otherwise acquired shares of our common stock during various date ranges. The complaints, allege, among other things, that we made materially false and misleading statements regarding our procedures and quality controls relating to vaccine production, in violation of federal securities laws. As another example, a purported stockholder derivative lawsuit was recently filed in the United States District Court for the District of Maryland on behalf of the Company against certain of our current and former officers and directors for breach of fiduciary duties, waste of corporate assets, and unjust enrichment. In addition to monetary damages, the complaint seeks the implementation of multiple corporate governance and internal policy changes.

The results of these lawsuits and possible other future legal proceedings cannot be predicted with certainty. Accordingly, we cannot determine whether our insurance coverage would be sufficient to cover related costs or potential losses, if any. Regardless of merit, litigation can be both time-consuming and disruptive to our operations and cause significant expense and diversion of management’s attention. If we do not prevail in the purported class action lawsuits or in other future legal proceedings, we may be faced with significant monetary damages or injunctive relief against us that may adversely affect our business, financial condition and results of operations.

We rely significantly on information technology systems and any failure, inadequacy, interruption or security lapse of that technology, including any cyber security incidents, could harm our ability to operate our business effectively or result in data leakage of proprietary and confidential business and employee information.
Our business is increasingly dependent on critical, complex and interdependent information technology systems, including Internet-based systems, to support business processes as well as internal and external communications. We also have contracted with the USG and pharmaceutical companies, such as Johnson & Johnson and AstraZeneca, for the development and manufacture of a significant quantity of COVID-19 vaccines, and separately we are working on a proprietary COVID-19 therapeutic with support from the USG and other private sector entities, which has raised our security profile, and heightened potential risks that malicious actors may seek to disrupt our systems or misappropriate our information. The size and complexity of our computer systems make them potentially vulnerable to interruption, invasion, computer viruses, destruction, malicious intrusion and additional related disruptions, which may result in the impairment of production and key business processes. Our systems are also potentially vulnerable to data security breaches through employee error, phishing scams and malfeasance, which may expose sensitive data to unauthorized persons. No system of protection is adequate to protect against all such threats, even if they are deemed to be industry standard, and there can be no assurance that we will be able to repel any such attacks. Data security breaches could lead to the loss of trade secrets or other intellectual property or the public exposure of personal information, including sensitive personal information, of our employees, clinical trial patients, customers and others. Responding to any such threats may also be expensive and time-consuming.

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
Our work on public health threats has exposed us to criticism and may expose us to further criticism, from the media, government personnel, and others, that can negatively effect on our share price, reputation, operations, and our ability to attract and retain talent.

Our work on public health threats, including recent manufacturing issues at our Baltimore Bayview facility, has exposed us to recent criticism and may expose us to additional potential criticism, from the media, government personnel, and others. In addition, our work on public health threats has exposed us to governmental inquiries and investigations, including by Congress and other government agencies. For example, a joint panel of the U.S. House of Representatives recently launched an investigation into, among other things, the cause of the previously mentioned cross-contamination issues identified in a viral vaccine drug substance batch at the Baltimore Bayview facility. Such criticism can be particularly acute during a public health emergency like the COVID-19 pandemic. The unfavorable media coverage and increased government scrutiny, including the recent Congressional inquiry, could further harm our reputation, distract management’s attention from our operations, and impact our ability to attract and retain talent and result in further declines to our share price. We have already incurred significant legal costs to respond to government inquiries and are likely to incur additional costs. Any adverse actions by government authorities may result in significant civil or criminal fines or penalties, all of which could adversely impact our financial condition, operating results and cash flows.

EMERGENT BIOSOLUTIONS INC.
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

EMERGENT BIOSOLUTIONS INC.
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
Mr. El-Hibri has the ability to significantly influence the election of the members of our Board of Directors due to his substantial beneficial ownership of our common stock. As of June 30, 2021, Mr. El-Hibri was the beneficial owner of approximately 9% of our outstanding common stock. As a result, Mr. El-Hibri could exercise substantial influence over corporate actions requiring board or stockholder approval, including a change of control, or any amendment of our certificate of incorporation or by-laws. The control by Mr. El-Hibri may prevent other stockholders from influencing significant corporate decisions. In addition, Mr. El-Hibri's significant beneficial ownership of our shares could present the potential for a conflict of interest.
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
Our stock price has been, and is likely to continue to be, volatile. The market price of our common stock could fluctuate significantly for many reasons, including in response to the risks described in this “Risk Factors” section, or for reasons unrelated to our operations, such as reports by industry analysts, investor perceptions or negative announcements by our customers, competitors or suppliers regarding their own performance, as well as industry conditions and general financial, economic and political instability. From November 15, 2006, when our common stock first began trading on the New York Stock Exchange, through July 23, 2021, our common stock has traded as high as $137.61 per share and as low as $4.17 per share. Due to fears associated with COVID-19, the stock market has recently experienced extreme volatility and the market for biopharmaceutical companies has generally experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price of our common stock may be influenced by many factors, including, among others:
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

EMERGENT BIOSOLUTIONS INC.
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
10.1#†
Modification No. 7, effective December 2, 2020, to the Award/Contract, effective September 30, 2016, from the BioMedical Advanced Research and Development Authority to Emergent Product Development Gaithersburg Inc. (the BARDA AV7909 Contract).

10.2#†	Modification No. 8, effective March 22, 2021, to the BARDA AV7909 Contract.
10.3#†	Modification No. 9, effective April 21, 2021, to the BARDA AV7909 Contract.
10.4#†	Modification No. 10, effective June 10, 2021 to the BARDA AV7909 Contract.
10.5#†
Modification No. 3, effective, April 1, 2021, to the Award/Contract, effective August 30, 2019 (ACAM2000 Contract), from the Assistant Secretary, U.S. Department of Health and Human Services to Emergent Product Development Gaithersburg Inc.

10.6#†
Modification No. 27, effective May 6, 2021, to the Award/Contract, effective June 15, 2012 (the BARDA ADM Contract), from the BioMedical Advance Research and Development Authority to Emergent Manufacturing Operations Baltimore LLC.

10.7#†	Modification No. 28, effective May 27, 2021, to the BARDA ADM Contract.
10.8#†
Order for Supplies and Services Between Emergent Manufacturing Operations Baltimore LLC and the BioMedical Advance Research and Development Authority, dated April 2, 2020, under the BARDA ADM Contract (Task Order 75A50120F33006).

10.9#†	Modification No. 1, effective April 12, 2021, to Task Order 75A50120F33006.
10.10#†
Modification No. 7, effective May 24, 2021, to Order for Supplies and Services Between Emergent Manufacturing Operations Baltimore LLC and the BioMedical Advance Research and Development Authority, dated May 24, 2020 (Task Order 75A50120F33007), the BARDA ADM Contract.

10.11#†
Change Order No. 1 to Work Order #5997-01, effective July 31, 2020, to Manufacturing Services Agreement, dated June 10, 2020, between Emergent Manufacturing Operations Baltimore, LLC and AstraZeneca Pharmaceuticals LP (AZ MSA1) (included under Manufacturing Services Agreement, dated July 24, 2020, by and between Emergent Manufacturing Operations Baltimore, LLC and AstraZeneca Pharmaceuticals LP (AZ MSA2).

10.12#†	Change Order No. 2 to Work Order #5997-01, effective August 04, 2020, to AZ MSA1 (included under AZ MSA2).
10.13#†	Change Order No. 4 to Work Order #5997-01, effective November 17, 2020, to AZ MSA1 (included under AZ MSA2).
10.14#†	Change Order No. 5 to Work Order #5997-01, effective September 16, 2020, to AZ MSA1 (included under AZ MSA 2).
10.15#†	Change Order No. 6 to Work Order #5997-01, effective October 13, 2020, to AZ MSA1 (included under AZ MSA2).
10.16#†	Change Order No. 10 to Work Order #5997-01, effective March 10, 2021, to AZ MSA1 (included under AZ MSA2).
10.17#†	Change Order No. 13 to Work Order #5997-01, effective April 23, 2021, to AZ MSA1 (included under AZ MSA 2).
31.1 #	Certification of the Chief Executive Officer, pursuant to Exchange Act Rule 13a-14(a).
31.2 #	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).
32.1 #	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 #	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 #	The following financial information related to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statement of Changes in Stockholders' Equity; and (vi) the related Notes to the Condensed Consolidated Financial Statements.

104 #	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101.
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

EMERGENT BIOSOLUTIONS INC.

By: /s/ROBERT G. KRAMER Robert G. Kramer President, Chief Executive Officer and Director (Principal Executive Officer)

Date: July 29, 2021

By: /s/RICHARD S. LINDAHL Richard S. Lindahl Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Date: July 29, 2021