Form 10-Q
period 2021-09-30
Emergent BioSolutions Inc.
filed 2021-11-05
CIK 1367644

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	September 30, 2021

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 29, 2021 the registrant had 53,798,664 shares of common stock outstanding.

Emergent BioSolutions Inc.

EMERGENT BIOSOLUTIONS INC.
PART I. FINANCIAL INFORMATION
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q and the documents we incorporate by reference include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, including statements regarding the future earnings and performance of Emergent BioSolutions Inc. or any of our businesses, our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management and the continued impact of the COVID-19 pandemic, are forward-looking statements. We generally identify forward-looking statements by using words like "will," "believes," "expects," "anticipates," "intends," "plans," "forecasts," "estimates" and similar expressions in conjunction with, among other things, discussions of financial performance or financial condition, growth strategy, product sales, manufacturing capabilities, product development and regulatory approvals or expenditures. These forward-looking statements are based on our current intentions, beliefs and expectations regarding future events. We cannot guarantee that any forward-looking statement will be accurate. You should realize that if underlying assumptions prove inaccurate or unknown risks or uncertainties materialize, actual results could differ materially from our expectations. You are, therefore, cautioned not to place undue reliance on any forward-looking statement. Any forward-looking statement speaks only as of the date on which such statement is made, and, except as required by law, we do not undertake to update any forward-looking statement to reflect new information, events or circumstances.
There are a number of important factors that could cause our actual results to differ materially from those indicated by such forward-looking statements, including, among others:
▪the availability of U.S. Government ("USG") funding for procurement of AV7909 and/or BioThrax or ACAM2000 and our other USG procurement and development contracts;
▪the timing of our submission of an application for and our ability to secure licensure of AV7909 from the U.S. Food and Drug Administration ("FDA") within the anticipated timeframe, if at all;
▪our ability to perform under our contracts with the USG, including the timing of and specifications relating to deliveries;
▪our ability to meet our commitments to continued quality and manufacturing compliance at our manufacturing facilities, and the potential impact on our ability to continue production of bulk drug substance for Johnson & Johnson’s COVID-19 vaccine;
▪our ability to provide contract development and manufacturing ("CDMO") services for the development and/or manufacture of product candidates of our customers at required levels and on required timelines;
▪our ability and the ability of our contractors and suppliers to maintain compliance with current good manufacturing practices and other regulatory obligations;
▪our ability to obtain and maintain regulatory approvals for our product candidates and the timing of any such approvals;
▪our ability to negotiate additional USG procurement or follow-on contracts for our Public Health Threat ("PHT") products that have expired or will be expiring;
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
▪our ability to comply with the operating and financial covenants required by our senior secured credit facilities (Senior Secured Credit Facilities) and our 3.875% Senior Unsecured Notes due 2028;
▪the procurement of products by USG entities under regulatory exemptions prior to approval by the FDA and corresponding procurement by government entities outside of the United States under regulatory exemptions prior to approval by the corresponding regulatory authorities in the applicable country;
▪the full impact of COVID-19 disease ("COVID-19") on our markets, operations and employees as well as those of our customers and suppliers;
▪the impact on our revenues from and duration of declines in sales of our vaccine products that target travelers due to the reduction of international travel caused by the COVID-19 pandemic;

EMERGENT BIOSOLUTIONS INC.
▪our ability to identify and acquire companies, businesses, products or product candidates that satisfy our selection criteria;
▪the success of our commercialization, marketing and manufacturing capabilities and strategy; and
▪the accuracy of our estimates regarding future revenues, expenses, capital requirements and needs for additional financing.

The foregoing sets forth many, but not all, of the factors that could cause actual results to differ from our expectations in any forward-looking statement. New factors emerge from time to time and it is not possible for management to predict all such factors, nor can it assess the impact of any such factor on the business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement. You should consider this cautionary statement, the risk factors identified in the section entitled “Risk Factors” in this quarterly report on Form 10-Q and the risk factors identified in our other periodic reports filed with the Securities and Exchange Commission ("SEC") when evaluating our forward-looking statements.
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

ITEM 1. FINANCIAL STATEMENTS
Emergent BioSolutions Inc.
Condensed Consolidated Balance Sheets
(unaudited, in millions, except per share amounts)

	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$403.8	$621.3
Restricted cash	0.2	0.2
Accounts receivable, net	254.6	230.9
Inventories, net	364.6	307.0
Prepaid expenses and other current assets	88.3	36.5
Total current assets	1,111.5	1,195.9

Property, plant and equipment, net	768.7	644.1
Intangible assets, net	618.6	663.1
Goodwill	266.5	266.7
Other assets	102.2	113.4
Total assets	$2,867.5	$2,883.2

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$135.2	$136.1
Accrued expenses	42.9	46.9
Accrued compensation	73.4	84.6
Debt, current portion	31.6	33.8
Other current liabilities	82.3	83.1
Total current liabilities	365.4	384.5

Contingent consideration, net of current portion	5.1	34.2
Debt, net of current portion	817.3	841.0
Deferred tax liability	53.0	53.2
Contract liabilities, net of current portion	45.3	55.5
Other liabilities	58.7	67.8
Total liabilities	1,344.8	1,436.2

Stockholders' equity:
Preferred stock, $0.001 par value; 15.0 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value; 200.0 shares authorized, 54.9 and 54.2 shares issued; 53.7 and 53.0 shares outstanding, respectively	0.1	0.1
Additional paid-in capital	816.8	784.9
Treasury stock, at cost, 1.2 common shares	(39.6)	(39.6)
Accumulated other comprehensive loss, net	(23.1)	(25.3)
Retained earnings	768.5	726.9
Total stockholders' equity	1,522.7	1,447.0
Total liabilities and stockholders' equity	$2,867.5	$2,883.2

See accompanying notes.

Emergent BioSolutions Inc.
Condensed Consolidated Statements of Operations
(unaudited, in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Product sales, net	$270.5	$202.2	$589.6	$648.9
Contract development and manufacturing:
Services	112.6	53.1	283.7	102.7
Leases	(71.0)	104.0	132.6	148.7
Total contract development and manufacturing	41.6	157.1	416.3	251.4
Contracts and grants	16.9	25.9	63.6	72.1
Total revenues	329.0	385.2	1,069.5	972.4

Operating expenses:
Cost of product sales	103.2	120.2	237.0	287.6
Cost of contract development and manufacturing	114.3	28.8	307.6	68.1
Research and development	49.6	84.4	151.0	175.0
Selling, general and administrative	82.1	75.5	254.2	221.2
Amortization of intangible assets	14.5	15.0	44.5	44.8
Total operating expenses	363.7	323.9	994.3	796.7

Income (loss) from operations	(34.7)	61.3	75.2	175.7

Other income (expense):
Interest expense	(8.4)	(7.6)	(25.5)	(22.6)
Other, net	(2.4)	1.3	(2.8)	1.3
Total other income (expense), net	(10.8)	(6.3)	(28.3)	(21.3)

Income (loss) before income taxes	(45.5)	55.0	46.9	154.4
Income taxes	12.8	(15.5)	(5.3)	(34.7)
Net income (loss)	$(32.7)	$39.5	$41.6	$119.7

Net income (loss) per common share
Basic	$(0.61)	$0.75	$0.78	$2.28
Diluted	$(0.61)	$0.73	$0.77	$2.23

Shares used in computing income (loss) per share
Basic	53.7	53.0	53.6	52.5
Diluted	53.7	54.3	54.3	53.6

See accompanying notes.

Emergent BioSolutions Inc.
Condensed Consolidated Statements of Comprehensive Income
(unaudited, in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$(32.7)	$39.5	$41.6	$119.7
Other comprehensive income (loss), net of tax:
Foreign currency translation	0.3	(0.2)	(1.4)	(0.6)
Unrealized gains (losses) on hedging activities	(1.0)	1.0	3.6	(10.9)
Total other comprehensive income (loss)	(0.7)	0.8	2.2	(11.5)
Comprehensive income (loss)	$(33.4)	$40.3	$43.8	$108.2

See accompanying notes.

Emergent BioSolutions Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited, in millions)

	Nine Months Ended September 30,
	2021	2020
Cash flows (used in) provided by operating activities:
Net income	$41.6	$119.7
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Share-based compensation expense	32.3	41.0
Depreciation and amortization	94.6	85.6
Adjustment for prior period lease receivables (Note 10)	86.1	—
Change in fair value of contingent consideration, net	2.6	31.3
Amortization of deferred financing costs	3.1	2.4
Deferred income taxes	0.6	(4.4)
Impairment of IPR&D	—	29.0
Other	5.1	0.6
Changes in operating assets and liabilities:
Accounts receivable	(114.7)	74.6
Inventories	(58.0)	(47.6)
Prepaid expenses and other assets	(54.8)	(61.8)
Accounts payable	3.5	10.6
Accrued expenses and other liabilities	(19.3)	4.4
Accrued compensation	(11.1)	14.5
Contract liabilities	(19.5)	(9.0)
Net cash (used in) provided by operating activities:	(7.9)	290.9
Cash flows used in investing activities:
Purchases of property, plant and equipment	(178.3)	(105.0)
Milestone payment from prior asset acquisition	—	(10.0)
Net cash used in investing activities:	(178.3)	(115.0)
Cash flows (used in) provided by financing activities:
Principal payments on revolving credit facility	—	(373.0)
Principal payments on term loan facility	(16.9)	(8.4)
Principal payments on convertible senior notes	(10.6)	—
Proceeds from senior unsecured notes	—	450.0
Proceeds from share-based compensation activity	12.5	26.6
Debt issuance costs	—	(8.4)
Taxes paid for share-based compensation activity	(13.5)	(12.8)
Contingent consideration payments	(2.5)	(2.2)
Net cash (used in) provided by financing activities:	(31.0)	71.8
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(0.3)	(0.5)
Net change in cash, cash equivalents and restricted cash	(217.5)	247.2
Cash, cash equivalents and restricted cash at beginning of period	621.5	168.0
Cash, cash equivalents and restricted cash at end of period	$404.0	$415.2
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$27.3	$14.0
Cash paid during the period for income taxes	$57.6	$87.3
Supplemental information on non-cash investing and financing activities:
Purchases of property, plant and equipment unpaid at period end	$20.6	$9.7
Reconciliation of cash and cash equivalent and restricted cash at September 30, 2021 and December 31, 2020:
Cash and cash equivalents	$403.8	$621.3
Restricted cash	0.2	0.2
Total	$404.0	$621.5
See accompanying notes.

Emergent BioSolutions Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity
(unaudited, in millions)

	$0.001 Par Value Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
	Shares	Amount		Shares	Amount

Balance at December 31, 2020	54.3	$0.1	$784.9	(1.2)	$(39.6)	$(25.3)	$726.9	$1,447.0
Share-based compensation activity	0.6	—	31.9	—	—	—	—	31.9
Net income (loss)	—	—	—	—	—	—	41.6	41.6
Other comprehensive income (loss)	—	—	—	—	—	2.2	—	2.2
Balance at September 30, 2021	54.9	$0.1	$816.8	(1.2)	$(39.6)	$(23.1)	$768.5	$1,522.7

Balance at June 30, 2021	54.9	$0.1	$804.4	(1.2)	$(39.6)	$(22.4)	$801.2	$1,543.7
Share-based compensation activity	—	—	12.4	—	—	—	—	12.4
Net income (loss)	—	—	—	—	—	—	(32.7)	(32.7)
Other comprehensive income (loss)	—	—	—	—	—	(0.7)	—	(0.7)
Balance at September 30, 2021	54.9	$0.1	$816.8	(1.2)	$(39.6)	$(23.1)	$768.5	$1,522.7

Balance at December 31, 2019	53.0	$0.1	$716.1	(1.2)	$(39.6)	$(9.9)	$421.8	$1,088.5
Share-based compensation activity	1.2	—	54.8	—	—	—	—	54.8
Net income (loss)	—	—	—	—	—	—	119.7	119.7
Other comprehensive income (loss)	—	—	—	—	—	(11.5)	—	(11.5)
Balance at September 30, 2020	54.2	$0.1	$770.9	(1.2)	$(39.6)	$(21.4)	$541.5	$1,251.5

Balance at June 30, 2020	54.1	$0.1	$758.5	(1.2)	$(39.6)	$(22.2)	$502.0	$1,198.8
Share-based compensation activity	0.1	—	12.4	—	—	—	—	12.4
Net income (loss)	—	—	—	—	—	—	39.5	39.5
Other comprehensive income (loss)	—	—	—	—	—	0.8	—	0.8
Balance at September 30, 2020	54.2	$0.1	$770.9	(1.2)	$(39.6)	$(21.4)	$541.5	$1,251.5
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
▪Vaxchora® (Cholera Vaccine, Live, Oral), the only single-dose oral vaccine licensed by the FDA and the European Medicines Agency ("EMA") for the prevention of cholera; and
▪Vivotif® (Typhoid Vaccine Live Oral Ty21a), the only oral vaccine licensed by the FDA for the prevention of typhoid fever.
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
Procured Product Candidates
•AV7909® (Anthrax Vaccine Absorbed with Adjuvant), is a procured product candidate being developed as a next generation anthrax vaccine for post-exposure prophylaxis of disease resulting from suspected or confirmed Bacillus anthracis exposure. The USG has largely switched from procuring BioThrax to AV7909 for the Strategic National Stockpile ("SNS") prior to its approval by the FDA; and

EMERGENT BIOSOLUTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in millions, except share and per share amounts)
•Trobigard® is a combination drug-device auto-injector procured product candidate that contains atropine sulfate and obidoxime chloride. It has not been approved by the FDA, but it is procured by certain authorized government buyers under special circumstances for potential use as a nerve agent countermeasure.
Contract Development and Manufacturing Services
The Company's contract development and manufacturing ("CDMO") service offerings cover development services, drug substance manufacturing, drug product manufacturing, and when necessary, suite reservations, which depending on facts and circumstances could be considered a lease. These services are provided across the pharmaceutical and biotechnology industries as well as the USG and non-governmental organizations. The Company's technology platforms include mammalian, microbial, viral, plasma and advanced therapies utilizing our core capabilities for manufacturing to third parties on a clinical and commercial (small and large) scale. Additional services include fill/finish formulation and analytical development services for injectable and other sterile products, inclusive of process design, technical transfer, manufacturing validations, aseptic filling, lyophilization, final packaging and stability studies, as well as manufacturing of vial and pre-filled syringe formats on multiple platforms.
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
All adjustments contained in the accompanying unaudited condensed consolidated financial statements are of a normal recurring nature and are necessary to present fairly the financial position of the Company as of September 30, 2021. Interim results are not necessarily indicative of results that may be expected for any other interim period or for an entire year.
Significant accounting policies
During the nine months ended September 30, 2021, there have been no significant changes to the Company's summary of significant accounting policies contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC that have materially impacted the presentation of the Company's financial statements. During the period, the Company has adjusted its CDMO revenue recognition policy, which resulted in immaterial out-of-period adjustments which are further discussed below. The Company's adjusted CDMO revenue recognition policies are as follows:
The Company performs CDMO services for third parties. Under these contracts, activities can include drug substance and drug product manufacturing services for injectable and other sterile products, and development services such as pharmaceutical product process development, process design, technology transfer, manufacturing validations, laboratory analytical development support, aseptic filling, lyophilization, final packaging, stability studies, and suite-reservations. These contracts vary in duration, activities, and number of performance obligations. Performance obligations identified under these arrangements may include drug substance and/or drug product manufacturing, technology transfer activities, and suite-reservations.
Drug substance and drug product manufacturing performance obligations are recognized as revenue over-time because the Company’s performance does not create an asset with an alternative use and the Company has an enforceable right to payment for performance completed as work is performed. In drug product arrangements, the customer typically owns and supplies the active pharmaceutical ingredient, or API, that is used in the manufacturing process; in drug substance arrangements, the customer provides certain seed material that is used in the manufacturing process. The transaction price is stated in the agreement as a fixed price per unit, with no contractual provision for a refund or price concession. We use an input method to measure progress toward the satisfaction of

EMERGENT BIOSOLUTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in millions, except share and per share amounts)
the related performance obligations based on costs incurred as a percentage of total costs to complete which we believe best depicts the transfer of control of goods or services promised to our customers.
For arrangements with development services or where we have identified technology transfer activities to be a separate performance obligation, revenues are recognized over-time as the service is provided as there is no alternative future use to the Company for the asset created and the Company has an enforceable right to payment for performance completed as of that date. We use an input method to measure progress toward the satisfaction of the related performance obligations based on costs incurred as a percentage of total costs to complete which we believe best depicts the transfer of control of goods or services promised to our customers.
Suite reservations are classified as leases when the customer directs the use of the identified suite and obtains substantially all the economic benefits from the manufacturing capacity. If a customer reserves more than one suite, the allocation of contract value is based on relative selling price which varies due to size, location, capacity, production capability for drug product or drug substance, and the time of planned use. The associated revenue is recognized on a straight-line basis over the period of performance. For arrangements that contain both lease and non-lease components, consideration in the contract is allocated on a relative standalone selling price basis.
The Company’s CDMO customer contracts generally include provisions entitling the Company to a termination penalty when the contract is terminated prior to the contract’s nominal end date. The termination penalties in the customer contracts vary but are generally considered substantive for accounting purposes and create enforceable rights and obligations throughout the stated duration of the contract. The Company accounts for a contract cancellation as a contract modification. The determination of the contract termination penalty is based on the terms stated in the related customer agreement. As of the modification date, the Company updates its estimate of the transaction price, subject to constraints, and recognizes the amount over the remaining performance period or measure of progress under the arrangement.
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
As of September 30, 2021 and December 31, 2020, the Company had no other significant assets or liabilities that were measured at fair value.

EMERGENT BIOSOLUTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in millions, except share and per share amounts)
Out-of-period adjustments
During the three months ended September 30, 2021, the Company identified and recorded immaterial out-of-period adjustments. Historically, the Company has recognized revenue for drug substance and drug product manufacturing performance obligations when the goods have been released, legal title has passed and the goods are in the customer's possession. Beginning with the current period, the Company will recognize revenue over time using an input measure based on costs incurred as a percentage of total estimated contract costs to recognize batch production and fill-finish revenue. As batch production and fill-finish manufacturing generally take place over short intervals, the adjustments to the financial statements were not material. Additionally, the Company determined that the classification of its suite reservations, when the customer directs the use of the identified suite and obtains substantially all the economic benefits reflected in CDMO service revenue, are more appropriately classified as leases. Although either classification generally results in recognition of revenue on a straight line basis over-time, the Company identified one lease component commencement date change which impacted the revenue recognized during our 2020 and 2021 periods. The Company has also included incremental lease accounting disclosures in these financial statements (see Note 10).
The Company evaluated the materiality of the out-of-period adjustments from quantitative and qualitative perspectives and concluded that the adjustments were immaterial to the Company’s prior period interim and annual consolidated financial statements. As a result, no amendments to previously filed interim or annual periodic reports are required. These adjustments resulted in the following out-of-period adjustments:

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Contract development and manufacturing revenue:
Services	49.3	28.8
Leases	(11.0)	(5.5)
Total contract development and manufacturing revenue	38.3	23.3
Cost of CDMO	36.9	16.2
Income before income taxes	1.4	7.1
Net income	1.1	5.3
The condensed consolidated statements of operations and statements of changes in stockholders' equity for the three and nine months ended September 30, 2021, the condensed consolidated balance sheet as of September 30, 2021 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2021 reflect the above adjustments.
In addition, during the three and nine months ended September 30, 2021, the Company revised its presentation on the condensed consolidated statement of operations to separately present (i) lease revenues as opposed to combining with CDMO services revenues as the Company had previously reported and (ii) cost of contract development and manufacturing as opposed to combining with cost of product sales. As the Company's lease revenue is solely associated with CDMO services and is substantially related to one arrangement which will not continue after 2021, the Company has combined the costs of CDMO services and leases within the condensed consolidated statement of operations. All associated prior period amounts have been reclassified to conform to the current period presentation.
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
3.    Inventories, net
The components of inventory are as follows:

	September 30, 2021	December 31, 2020
Raw materials and supplies	$198.8	$160.6
Work-in-process	107.3	102.5
Finished goods	58.5	43.9
Total inventories, net	$364.6	$307.0
Inventories, net is stated at the lower of cost or net realizable value. During the nine months ended September 30, 2021, the Company recorded inventory write-offs at its Bayview facility of $41.5 million, which were directly or indirectly the result of the cross-contamination event at the Bayview facility identified during the three months ended June 30, 2021. The inventory write-off resulted from the Company's plan to discard raw materials and in-process batches that were deemed unusable. The charge was reflected as a component of cost of contract development and manufacturing.
4.    Property, plant and equipment, net
Property, plant and equipment, net consisted of the following:

	September 30, 2021	December 31, 2020
Land and improvements	$51.5	$52.7
Buildings, building improvements and leasehold improvements	267.7	246.3
Furniture and equipment	490.8	362.1
Software	61.1	58.7
Construction-in-progress	201.4	183.4
Property, plant and equipment, gross	1,072.5	903.2
Accumulated depreciation	(303.8)	(259.1)
Total property, plant and equipment, net	$768.7	$644.1
As of September 30, 2021 and December 31, 2020, construction-in-progress primarily includes costs incurred related to construction to advance the Company's CDMO capabilities. These costs include capital expenditures related to our Biomedical Advanced Research and Development Authority ("BARDA") COVID-19 Development Public Private Partnership (see Note 10).

EMERGENT BIOSOLUTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in millions, except share and per share amounts)
5.    Leases
The Company is the lessee for operating leases for corporate offices, research and development facilities and manufacturing facilities. We determine if an arrangement is a lease at inception. Operating leases are included in right-of-use ("ROU") assets and liabilities. (For a discussion of lessor activities, see Note 10.)
The components of lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating lease cost:
Amortization of right-of-use assets	$1.4	$1.1	$4.2	$3.2
Interest on lease liabilities	0.3	0.2	1.0	0.8
Total operating lease cost	$1.7	$1.3	$5.2	$4.0
Operating lease costs are reflected as components of cost of product sales, cost of contract development and manufacturing, research and development expense and selling, general and administrative expense.
Supplemental balance sheet information related to leases was as follows:

(In millions, except lease term and discount rate)	Balance Sheet location	September 30, 2021	December 31, 2020
Operating lease right-of-use assets	Other assets	$28.4	$31.0

Operating lease liabilities, current portion	Other current liabilities	5.7	5.4
Operating lease liabilities	Other liabilities	24.5	27.8
Total operating lease liabilities		$30.2	$33.2

Operating leases:
Weighted average remaining lease term (years)		7.1	7.7
Weighted average discount rate		4.0%	4.1%
6.    Intangible assets
The Company's intangible assets consist of products acquired via business combinations or asset acquisitions. The following tables summarize the Company's intangible assets for the periods ended September 30, 2021 and December 31, 2020:

		September 30, 2021			December 31, 2020
Asset Type	Estimated Life	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Products	9-22 years	$798.0	$179.7	$618.3	$798.0	$137.8	$660.2
Customer relationships	8 years	28.6	28.6	—	28.6	26.5	2.1
CDMO	8 years	5.5	5.2	0.3	5.5	4.7	0.8
Total intangible assets		$832.1	$213.5	$618.6	$832.1	$169.0	$663.1
Amortization expense associated with the Company's intangible assets was recorded as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Amortization Expense	$14.5	$15.0	$44.5	$44.8

EMERGENT BIOSOLUTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in millions, except share and per share amounts)
As of September 30, 2021, the weighted average amortization period remaining for intangible assets was 12.1 years.

The following table provides a roll forward of changes in our goodwill balance:

Goodwill, December 31, 2020	$266.7
Foreign currency translation	(0.2)
Goodwill, September 30, 2021	$266.5
7.    Fair Value Measurements
The table below presents information about our assets and liabilities that are regularly measured and carried at fair value and indicate the level within the fair value hierarchy of the valuation techniques we utilized to determine fair value:

	September 30, 2021				December 31, 2020
	Total	Level1	Level 2	Level 3	Total	Level1	Level 2	Level 3
Assets:
Money market accounts	$52.4	52.4	—	—	$352.2	352.2	—	—
Time deposits	180.0	—	180.0	—	—	—	—	—
Total	$232.4	52.4	180.0	—	$352.2	352.2	—	—
Liabilities:
Contingent consideration	$37.7	—	—	37.7	$58.1	—	—	58.1
Derivative instruments	10.1	—	10.1	—	15.0	—	15.0	—
Total	$47.8	—	10.1	37.7	$73.1	—	15.0	58.1
Contingent Consideration
Contingent consideration liabilities associated with business combinations are measured at fair value. These liabilities represent an obligation of the Company to transfer additional assets to the selling shareholders and owners if future events occur or conditions are met. These liabilities associated with business combinations are measured at fair value at inception and at each subsequent reporting date. The changes in the fair value are primarily due to the expected amount and timing of future net sales, which are inputs that have no observable market. Any changes in fair value for the contingent consideration liabilities related to the Company’s products are classified in the Company's statement of operations as cost of product sales. Any changes in fair value for the contingent consideration liabilities related to the Company’s product candidates are recorded in research and development expense for regulatory and development milestones.

The following table is a reconciliation of the beginning and ending balance of contingent considerations.

Balance at December 31, 2020	$58.1
Change in fair value	2.6
Settlements	(23.0)
Balance at September 30, 2021	$37.7
As of September 30, 2021 and December 31, 2020, the current portion of the contingent consideration liability was $32.6 million and $23.9 million, respectively, and was included in other current liabilities on the condensed consolidated balance sheets.

EMERGENT BIOSOLUTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in millions, except share and per share amounts)
The recurring Level 3 fair value measurements for the Company's contingent consideration liability include the following significant unobservable inputs:

Contingent Consideration Liability	Fair Value as of September 30, 2021	Valuation Technique	Unobservable Input	Range	Weighted Average
Revenue milestone and royalty based	$37.7 million	Discounted cash flow	Discount rate	—% - 7.4%	1.5%
			Probability of payment	25% - 100%	87%
			Projected year of payment	2021 - 2028	2022
Derivative Instruments
Refer to Note 8, Derivatives, to these condensed consolidated financial statements.
Non-Variable Rate Debt
As of September 30, 2021 and December 31, 2020, the fair value of the Company's 3.875% Senior Unsecured Notes is $438.8 million and $466.0 million. The fair value was determined through market sources, which are level 2 inputs and directly observable. The carrying amounts of the Company’s other long-term variable interest rate debt arrangements approximate their fair values (see Note 9).
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
If current fair values of designated interest rate swaps remained static over the next twelve months, the Company would reclassify $5.7 million of net deferred losses from accumulated other comprehensive loss to the condensed consolidated statement of operations over the next twelve month period. All outstanding cash flow hedges mature in October 2023.
As of September 30, 2021, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

	Number of Instruments	Notional
Interest rate swaps	7	$350.0
The table below presents the fair value of the Company’s derivative financial instruments designated as hedges as well as their classification on the balance sheet.

	Liability Derivatives
	September 30, 2021		December 31, 2020
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest Rate Swaps	Other Current Liabilities	$5.7	Other Current Liabilities	$5.7
	Other Liabilities	$4.4	Other Liabilities	$9.3
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
The table below presents the effect of cash flow hedge accounting on accumulated other comprehensive income.

Hedging derivatives	Cumulative Amount of Gain/(Loss) Recognized in OCI on Derivative		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income
	September 30,	December 31,		Nine Months Ended September 30,
	2021	2020		2021	2020
Interest Rate Swaps	$(10.1)	$(15.0)	Interest expense	$(4.3)	$(2.5)
9.    Debt
The components of debt are as follows:

	September 30, 2021	December 31, 2020
Senior secured credit agreement - Term loan due 2023	$405.0	$421.9
3.875% Senior Unsecured Notes due 2028	450.0	450.0
2.875% Convertible Senior Notes due 2021	—	10.6
Other	3.0	3.0
Total debt	858.0	885.5
Current portion of long-term debt, net of debt issuance costs	(31.6)	(33.8)
Unamortized debt issuance costs	(9.1)	(10.7)
Non-current portion of debt	$817.3	$841.0

As of September 30, 2021 and December 31, 2020, debt issuance costs associated with the revolver loan were classified as other current assets and other assets on the Company's consolidated balance sheets because there was no outstanding revolver balance at period end. As of September 30, 2021, the Company had $2.0 million and $2.0 million of debt issuance costs associated with the revolver loan classified as other current assets and other assets, respectively. As of December 31, 2020, the Company had approximately $2.0 million and $3.5 million of debt issuance costs associated with the revolver loan that were classified as other current assets and other assets, respectively.

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

The Amended Credit Agreement includes (i) a Revolving Credit Facility of $600 million and (ii) a Term Loan Facility with a principal amount of $450 million. The Company may request incremental term loan facilities or increases in the Revolving Credit Facility (each an "Incremental Loan") as long as certain requirements involving our net leverage ratio will be maintained on a pro forma basis. Borrowings under the Revolving Credit Facility and the Term Loan Facility bear interest at a rate per annum equal to (a) a eurocurrency rate plus a margin ranging from 1.25% to 2.25% per annum, depending on the Company's consolidated net leverage ratio or (b) a base rate (which is the highest of the prime rate, the federal funds rate plus 0.50%, and a eurocurrency rate for an interest period of one month plus 1% plus a margin ranging from 0.25% to 1.25%, depending on the Company's consolidated net leverage ratio). The Company is required to make quarterly payments on the last business day of each calendar quarter under the Amended Credit Agreement for accrued and unpaid interest on the outstanding principal balance, based on the above interest rates. In addition, the Company is required to pay commitment fees ranging from 0.15% to 0.35% per annum, depending on the Company's consolidated net leverage ratio, for the average daily unused commitments under the Revolving Credit Facility. The Company is to repay the outstanding principal amount of the Term Loan Facility in quarterly installments on the last business day of each calendar quarter based on an annual percentage equal to 2.5% of the original principal amount of the Term Loan Facility during each of the first two years of the Term Loan Facility, 5% of the original principal amount of the Term Loan Facility during the third year of the Term Loan Facility and 7.5% of the original principal amount of the Term Loan Facility during each year of the remainder of the term of the Term Loan Facility until the maturity date of the Term Loan Facility, at which time the entire unpaid principal balance of the Term Loan Facility will be due and payable. The Company has the right to prepay the Term Loan Facility without premium or penalty. The Revolving Credit Facility and the Term Loan Facility mature on October 13, 2023.

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
The Company's revenues disaggregated by the major sources were as follows:

	Three Months Ended September 30, 2021			Three Months Ended September 30, 2020
	U.S. Government	Non-U.S. Government	Total	U.S. Government	Non-U.S. Government	Total
Product sales, net	$129.9	$140.6	$270.5	$102.4	$99.8	$202.2
Contract development and manufacturing:
Services	—	112.6	112.6	—	53.1	53.1
Leases	(86.0)	15.0	(71.0)	85.9	18.1	104.0
Total contract development and manufacturing	(86.0)	127.6	41.6	85.9	71.2	157.1
Contracts and grants	16.3	0.6	16.9	24.9	1.0	25.9
Total revenues	$60.2	$268.8	$329.0	$213.2	$172.0	$385.2

	Nine Months Ended September 30, 2021			Nine Months Ended September 30, 2020
	U.S. Government	Non-U.S. Government	Total	U.S. Government	Non-U.S. Government	Total
Product sales, net	$252.6	$337.0	$589.6	$390.5	$258.4	$648.9
Contract development and manufacturing:
Services	—	283.7	283.7	—	102.7	102.7
Leases	81.9	50.7	132.6	130.6	18.1	148.7
Total contract development and manufacturing	81.9	334.4	416.3	130.6	120.8	251.4
Contracts and grants	60.7	2.9	63.6	67.6	4.5	72.1
Total revenues	$395.2	$674.3	$1,069.5	$588.7	$383.7	$972.4
During the three and nine months ended September 30, 2020, the Company entered into CDMO service arrangements with innovators in support of the COVID-19 pandemic resulting in an increase in non-government revenues during the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020.
BARDA COVID-19 Development Public-Private Partnership
In 2020, we announced that we had been issued a task order under our existing Center for Innovation in Advanced Development and Manufacturing ("CIADM") agreement with BARDA for COVID-19 vaccine development and manufacturing (the "BARDA COVID-19 Development Public Private Partnership"). The initial task order had a contract value of up to $628.2 million and includes the reservation of manufacturing capacity and accelerated expansion of fill/finish capacity valued at $542.7 million and $85.5 million, respectively. Subsequently, the task order was expanded to include incremental capital activities which increased the value to $650.8 million. During the three months ended September 30, 2021, the Company has concluded that the BARDA COVID-19 Development Public Private Partnership

EMERGENT BIOSOLUTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in millions, except share and per share amounts)
should be classified as a lease as BARDA received the right to direct the use of and obtain substantially all of the economic benefits of manufacturing suites (see Note 2). The lease arrangement with BARDA allows for the reservation of drug substance and drug product manufacturing capacity at various manufacturing sites that are recognized on a straight-line basis over the applicable lease term.

At each reporting period, the Company must assess whether it is probable that the Company will collect all future lease payments associated with each lease contract. The collectibility of lease arrangements is a binary assessment of whether or not substantially all of the amounts due under a lease agreement are probable of collection. The Company considers payment history and current credit status when assessing collectibility. If the collectibility of the lease payments is probable at lease commencement and during the remaining term of the lease, the Company recognizes lease income over the term of the lease on a straight-line basis unless another systematic or rational basis better represents the pattern in which benefit is expected to be derived from the use of the underlying assets. If collectibility is not deemed probable at lease commencement date or at any time during the term of the lease, the Company’s lease income is limited to the lesser of (i) the lease payments that have been collected from the lessee, or the straight-line recognition of the contract value. If the collectibility assessment changes to not probable after the lease commencement date, lease income is reversed to the extent that the lease payments from the lessee are less than the lease income recognized to date. If the collectibility assessment changes to probable after the Company has determined collectibility is not deemed probable, any difference between the lease income that would have been recognized if collectibility had always been assessed as probable and the lease income recognized to date is recognized as a current-period adjustment to lease income. Changes to the collectibility of operating leases are recorded as adjustments to lease income in the consolidated statements of operations in the period that they occur.

During the three months ended September 30, 2021, the Company determined that collection of all outstanding lease payments under our BARDA COVID-19 Development Public Private Partnership agreement was not probable, due to the passage of time as the USG had not paid invoices related to the task order reservation for services received after February 2021. The Company has reversed $86.0 million of revenue from prior periods during the three months ended September 30, 2021, which represents the amount of lease income recognized to date that is in excess of cash collected. Currently, the Company expects to record future lease payments on a cash basis. During the nine months ended September 30, 2021, the Company has recognized lease revenue of $81.9 million under this arrangement. During the three and nine months ended September 30, 2020, the Company recognized lease revenue of $85.9 million and $130.5 million, respectively under this arrangement.

On November 1, 2021, the Company and BARDA mutually agreed to terminate the Company's CIADM contract and associated task orders, including the BARDA COVID-19 Development Public Private Partnership. The terms of the contract modification reduced the contract value of the BARDA COVID-19 Development Public-Private Partnership to $470.9 million from $650.8 million and the base CIADM contract value was reduced to $140.5 million from $163.2 million. As a result of this termination, the Company expects to record approximately $215.9 million of revenue in the fourth quarter of 2021, which includes $155.7 million of lease revenue upon receipt of cash payments and $60.2 million of contract and grant revenue from the original CIADM arrangement, of which $55.2 million is recorded as deferred revenue as of September 30, 2020. In addition, the Company expects to recognize as research and development expense of $38.2 million due to the removal of a contract asset associated with the CIADM arrangement. Upon termination, the Company and BARDA have no ongoing obligations related to this arrangement.
Non-USG Leases
The Company's multi-year CDMO service arrangements with non-USG customers that were entered into during 2020 include operating leases whereby the customer has the right to direct the use of and obtain substantially all of the economic benefits of manufacturing suites. The associated revenue is recognized on a straight-line basis over the term of the lease. The remaining term on the Company's operating lease components approximates 2.5 years. The Company has allocated contracted operating lease revenues due under our long-term CDMO service arrangements with non-USG customers as follows:

EMERGENT BIOSOLUTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in millions, except share and per share amounts)

Year ended December 31,
2021 (1)	$11.5
2022	45.8
2023	45.8
2024	11.5
$114.6

(1) As of September 30, 2021, amount represents the three months ending December 31, 2021.
Transaction price allocated to remaining performance obligations
As of September 30, 2021, the Company expects future revenues on unsatisfied performance obligations of approximately $1.5 billion associated with all arrangements entered into by the Company. The unsatisfied performance obligations increased by $0.2 billion during the three months ended September 30, 2021, largely due to the receipt of a $0.4 billion contract modification to the 2016 AV7909 development and procurement contract with the U.S. Department of Health and Human Services ("HHS") offset by revenue recognized during the period.

During the three months ended June 30, 2021, AstraZeneca ("AZ") instructed the Company to cease performing new manufacturing services. At that time the Company updated its estimated transaction price subject to constraints and measure of progress under the arrangement. The Company has completed the release of all previously manufactured batches for AZ and there are no remaining unsatisfied performance obligations included in the Company's unsatisfied performance obligation disclosure.
The Company expects to recognize a majority of the $1.5 billion of unsatisfied performance obligations within the next 24 months. The amount and timing of revenue recognition for unsatisfied performance obligations can change. The future revenues associated with unsatisfied performance obligations exclude the value of unexercised option periods in the Company’s revenue arrangements. Often the timing of manufacturing activities changes based on customer needs and resource availability. Regulatory compliance may also impact the status of the Company’s COVID related CDMO arrangements. Government funding appropriations can impact the timing of product deliveries. The success of the Company's development activities that receive development funding support from the USG under development contracts can also impact the timing of revenue recognition.
Contract assets
The Company considers unbilled accounts receivables and deferred costs associated with revenue generating contracts, which are not included in inventory or property, plant and equipment, as contract assets. As of September 30, 2021 and December 31, 2020, the Company had contract assets associated with deferred costs of $38.0 million and $41.1 million, respectively, which is reflected as a component of other assets on the Company's consolidated balance sheets. During the three and nine months ended September 30, 2021, the Company recorded amortization expense of contract assets of $1.7 million and $3.3 million, respectively, which has been included as a component of research and development expense. The Company did not record amortization expense associated with its contract assets during 2020.
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

December 31, 2020	$100.1
Deferral of revenue	363.3
Revenue recognized	(381.3)
September 30, 2021	$82.1
As of September 30, 2021 and December 31, 2020, the current portion of contract liabilities was $36.8 million and $44.6 million, respectively, and was included in other current liabilities on the balance sheet.

EMERGENT BIOSOLUTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in millions, except share and per share amounts)
Accounts receivable
Accounts receivable, including unbilled accounts receivable contract assets, consist of the following:

	September 30, 2021	December 31, 2020
Billed, net	$197.0	$172.7
Unbilled	57.6	58.2
Total, net	$254.6	$230.9
As of September 30, 2021 and December 31, 2020, the allowances for doubtful accounts was $3.2 million and $3.1 million, respectively.
11.    Income taxes
The estimated effective annual tax rate at September 30, 2021 and 2020 for the years ended December 31, 2021 and 2020, excluding the impact of discrete adjustments, was 24% and 29%. For the nine months ended September 30, 2021 and 2020, the Company recorded discrete tax benefits of $7.2 million and $9.9 million, respectively. For the three months ended September 30, 2021 and 2020, the Company recorded a discrete tax benefits of $1.7 million and $3.3 million, respectively. The discrete tax benefits in 2021 and 2020 were primarily due to share-based compensation activity.
12.    Net (loss) income per share
The following table presents the calculation of basic and diluted net (loss) income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net (loss) income	$(32.7)	$39.5	$41.6	$119.7

Denominator:
Weighted-average number of shares—basic	53.7	53.0	53.6	52.5
Dilutive securities—equity awards	—	1.3	0.7	1.1
Weighted-average number of shares—diluted	53.7	54.3	54.3	53.6

Net (loss) income per share - basic	$(0.61)	$0.75	$0.78	$2.28
Net (loss) income per share - diluted	$(0.61)	$0.73	$0.77	$2.23
Basic net (loss) income per share is computed by dividing net (loss) income by the weighted average number of shares of common stock outstanding during the period. Diluted (loss) income per share is computed using the treasury method by dividing net (loss) income by the weighted average number of shares of common stock outstanding during the period, adjusted for the potential dilutive effect of other securities if such securities were converted or exercised and are not anti-dilutive. No adjustment for the potential dilutive effect of dilutive securities is reported for the three months ended September 30, 2021 as the effect would have been anti-dilutive due to the Company's net loss.
The following table presents the share-based awards that are not considered in the diluted net (loss) income per share calculation because the exercise price of the awards was greater than the average per share closing price during the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Anti-dilutive stock awards	1.4	—	0.6	—

EMERGENT BIOSOLUTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in millions, except share and per share amounts)
13.    Equity
Share-based compensation
During the nine months ended September 30, 2021, the Company granted stock options to purchase 0.3 million shares of common stock and 0.6 million restricted and performance stock units under the Emergent BioSolutions Inc. Stock Incentive Plan. Typically, the stock option and restricted stock unit grants vest over three equal annual installments beginning on the day prior to the anniversary of the grant date. The performance stock units settle in stock at the end of the three-year performance period based on the Company's results compared to the performance criteria.
Share-based compensation expense was recorded in the following financial statement line items:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of product sales	$1.3	$1.8	$4.5	$7.5
Cost of contract development and manufacturing	0.3	0.2	0.8	3.3
Research and development	1.4	0.6	4.5	6.9
Selling, general and administrative	7.4	7.4	22.5	23.3
Total share-based compensation expense	$10.4	$10.0	$32.3	$41.0
Accumulated other comprehensive income (loss)
The following table includes changes in accumulated other comprehensive (loss) income by component, net of tax:

(In Millions)	Defined Benefit Pension Plan	Derivative Instruments	Foreign Currency Translation Losses	Total

Balance, December 31, 2020	(7.7)	(11.0)	(6.6)	(25.3)
Other comprehensive (loss) income before reclassifications	—	(0.7)	(1.4)	(2.1)
Amounts reclassified from accumulated other comprehensive income	—	4.3	—	4.3
Balance, September 30, 2021	$(7.7)	$(7.4)	$(8.0)	$(23.1)

Balance, June 30, 2021	(7.7)	(6.4)	(8.3)	(22.4)
Other comprehensive (loss) income before reclassifications	—	(2.3)	0.3	(2.0)
Amounts reclassified from accumulated other comprehensive income	—	1.3	—	1.3
Balance, September 30, 2021	$(7.7)	$(7.4)	$(8.0)	$(23.1)

Balance, December 31, 2019	(3.4)	(1.6)	(4.9)	(9.9)
Other comprehensive (loss) income before reclassifications	—	(8.4)	(0.6)	(9.0)
Amounts reclassified from accumulated other comprehensive income	—	(2.5)	—	(2.5)
Balance, September 30, 2020	$(3.4)	$(12.5)	$(5.5)	$(21.4)

Balance, June 30, 2020	(3.4)	(13.5)	(5.3)	(22.2)
Other comprehensive (loss) income before reclassifications	—	2.4	(0.2)	2.2
Amounts reclassified from accumulated other comprehensive income	—	(1.4)	—	(1.4)
Balance, September 30, 2020	$(3.4)	$(12.5)	$(5.5)	$(21.4)
During the three and nine months ended September 30, 2021, the tax impact related to unrealized gains (losses) on hedging activities was a (benefit) expense of $(2.2) million and $(1.4) million, respectively; the tax effects of the defined benefit pension plan and foreign currency translation losses were de minimis. During the three and nine ended September 30, 2020 there were tax (benefit) expense related to unrealized losses on hedging activities of

EMERGENT BIOSOLUTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in millions, except share and per share amounts)
$(0.2) million and $3.4 million, respectively; the tax effects of the defined benefit pension plan and foreign currency translation losses were de minimis.
14. Commitments and contingencies
Securities and Shareholder Litigation

On April 20, 2021, May 14, 2021 and June 2, 2021 class action lawsuits were filed against the Company and certain of its current and former senior officers in the United States District Court for the District of Maryland on behalf of purchasers of the Company's common stock, seeking to pursue remedies under the Securities Exchange Act of 1934 (the “Exchange Act”). These complaints were filed by Plaintiff Palm Tran, Inc. – Amalgamated Transit Union Local 1577 Pension Plan; Plaintiff Alan I. Roth; and Plaintiff Stephen M. Weiss, respectively. The complaints allege, among other things, that the defendants disseminated materially false and misleading information about its capabilities to manufacture COVID-19 vaccine bulk drug substance in violation of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. The defendants believe that the allegations in the complaints are without merit and intend to defend the matters vigorously.

It is expected that all three of these cases will be consolidated into a single action. Given the uncertainty of litigation, the preliminary stage of the cases, and the legal standards that must be met for, among other things, class certification and success on the merits, the Company cannot reasonably estimate the possible loss or range of loss, if any, that may result from these actions.

On June 29, 2021, Lincolnshire Police Pension Fund filed a stockholder derivative lawsuit in the United States District Court for the District of Maryland on behalf of the Company against certain of its current and former officers and directors for breach of fiduciary duties, waste of corporate assets, and unjust enrichment, each allegation related to the Company’s capabilities to manufacture COVID-19 vaccine bulk drug substance. In addition to monetary damages, the complaint seeks the implementation of multiple corporate governance and internal policy changes. The defendants believe that the allegations in the complaint are without merit and intend to defend the matter vigorously.

On September 15, 2021 and September 16, 2021, stockholder derivative lawsuits were filed by Chang Kyum Kim and Mark Nevins in The Court of Chancery of the State of Delaware on behalf of the Company against certain of its current and former officers and directors for breach of fiduciary duties, unjust enrichment and insider trading, each allegation related to the Company’s capabilities to manufacture COVID-19 vaccine bulk drug substance. In addition to monetary damages, the complaints seek the implementation of multiple corporate governance and internal policy changes. The defendants believe that the allegations in the complaints are without merit and intend to defend the matters vigorously. It is expected that both of these cases will be consolidated into a single action.

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

ANDA Litigation - Teva 4mg

Emergent BioSolutions’ Adapt Pharma subsidiaries EBPA and EIRE, and Opiant Pharmaceuticals Inc. (“Opiant”) received notice letters from Teva Pharmaceuticals Industries Limited and Teva Pharmaceuticals USA (collectively, “Teva”) that Teva had filed an Abbreviated New Drug Application (“ANDA”) with the FDA seeking regulatory approval to market a generic version of NARCAN® (naloxone hydrochloride) Nasal Spray 4 mg/spray before the expiration of certain patents listed on the FDA’s website for Approved Drug Products with Therapeutic Equivalence Evaluations

EMERGENT BIOSOLUTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in millions, except share and per share amounts)
(“Orange Book Listed Patents”) for NARCAN®. Teva’s notice letters alleged that claims of certain Orange Book Listed Patents for NARCAN® were invalid and/or would not be infringed by the activities described in Teva’s ANDA. Emergent and Opiant filed complaints against Teva in the U.S. District Court for the District of New Jersey alleging infringement of certain Orange Book Listed Patents for NARCAN®. On June 5, 2020, the U.S. District Court for the District of New Jersey ruled in favor of Teva. Emergent appealed the District of New Jersey’s decision to the Court of Appeals for the Federal Circuit. The appeal hearing was held on August 2, 2021. A decision following the hearing is pending and anticipated before the end of 2021.

Emergent has also filed suit in the Federal Court in Canada against Teva Pharmaceuticals. The litigation in Canada is related to Teva Pharmaceuticals’ filing of an abbreviated new drug submission (“ANDS”) in Canada seeking to manufacture and sell a generic form of NARCAN® Nasal Spray ahead of the expiry of the Canadian patent covering our product. The trial date is currently scheduled for the end of March 2022.

ANDA Litigation - Teva 2mg

Emergent BioSolutions’ Adapt Pharma subsidiaries EBPA and EIRE, and Opiant received a notice letter from Teva that Teva had filed an ANDA with the FDA seeking regulatory approval to market a generic version of NARCAN® (naloxone hydrochloride) Nasal Spray 2 mg/spray before the expiration of certain Orange Book Listed Patents for the 2 mg/spray dose of NARCAN®. Teva’s notice letter alleged that claims of certain Orange Book Listed Patents for the 2 mg/spray dose of NARCAN® were invalid and/or would not be infringed by the activities described in Teva’s ANDA. Emergent and Opiant filed complaints against Teva in the U.S. District Court for the District of New Jersey alleging infringement of certain Orange Book Listed Patents for the 2 mg/spray dose of NARCAN®. This case is currently stayed pending the outcome of the appeal of the NARCAN® Nasal Spray 4 mg/spray case.

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
Contract Development and Manufacturing
Our portfolio of CDMO revenues consists of distinct but interrelated service groups: development services (process and analytical development); drug substance manufacturing; drug product manufacturing (fill/finish) and packaging; and, when necessary, suite reservation obligations. These services, which we refer to as "molecule-to-market" offerings, employ five technology platforms (mammalian, microbial, viral, plasma and gene therapy) across a network of nine geographically distinct development and manufacturing sites operated by us for our internal products and pipeline and CDMO services, for both clinical-stage and commercial-stage projects. We direct these CDMO activities for a variety of third-party customers, including government agencies, innovative pharmaceutical companies, and non-government organizations.

Organizational Structure Changes
In October 2021, the Company implemented a new organizational structure organized around markets and customers whereas our historical structure was organized around product/platform and service types. The key components of the new business structure include a Government (MCM) line of products, Commercial line of products, and CDMO offerings as well as the centralization of R&D functions and capabilities at the enterprise level. In future filings, we will categorize and describe our business in accordance with the new structure. We will continue to provide similar information regarding our products and our financial statement presentation will remain the same. The Company will continue to have one reportable segment based on the management of the business and information reviewed by the Company’s Chief Operating Decision Maker ("CODM"), our President and Chief Executive Officer.

EMERGENT BIOSOLUTIONS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited, amounts in millions, except share and per share amounts)
Financial Operations Overview
Revenues
We generate product revenues from the sale of our marketed products and procured product candidates which include vaccines, therapeutics and devices which have been described above. The USG is the largest purchaser of our CBRNE products and primarily purchases our products for the SNS, a national repository of medical countermeasures including critical antibiotics, vaccines, chemical antidotes, antitoxins, and other critical medical supplies. The USG primarily purchases our products under long-term, firm fixed-price procurement contracts, generally with annual options. Our opioid overdose reversal product, NARCAN® Nasal Spray and our travel health products, Vivotif and Vaxchora, are sold commercially through wholesalers and distributors, physician-directed or standing order prescriptions at retail pharmacies, and to state and local community healthcare agencies, practitioners and hospitals.
We also generate revenue from our CDMO services, which is based on our established development and manufacturing infrastructure, technology platforms and expertise. Our services include a fully integrated molecule-to-market contract development and manufacturing services business offering across development services, drug substance and drug product for small to large pharmaceutical and biotechnology industry and government agencies/non-governmental organizations. From time to time, clients require suite reservations at our various manufacturing sites, which may be considered leases depending on the facts and circumstances.
We have received contracts and grants funding from the USG and other non-governmental organizations to perform research and development activities, particularly related to programs addressing certain CBRNE threats and EIDs.
Our revenue, operating results and profitability vary quarterly based on the timing of production and deliveries and the nature of our business to provide large scale bundles of products and services as needs arise. Since early 2020, our revenues from the sale of our vaccine products that target travelers have also declined due to the reduction of international travel caused by the COVID-19 pandemic. We expect continued variability in our quarterly financial statements.
Cost of Sales
Products - The primary expenses that we incur to deliver our products consist of fixed and variable costs. We determine the cost of product sales for products sold during a reporting period based on the average manufacturing cost per unit in the period those units were manufactured. Fixed manufacturing costs include facilities, utilities and amortization of intangible assets. Variable manufacturing costs primarily consist of costs for materials and personnel-related expenses for direct and indirect manufacturing support staff, contract manufacturing operations, sales-based royalties, shipping and logistics. In addition to the fixed and variable manufacturing costs described above, the cost of product sales depends on utilization of available manufacturing capacity. For our commercial sales, other associated expenses include sales-based royalties (which include fair value adjustments associated with contingent consideration), shipping, and logistics.
CDMO - The primary expenses that we incur to deliver our CDMO services consist of fixed and variable costs. We operate five facilities that perform manufacturing activities for CDMO services customers. We use the same manufacturing facilities and methods of production for our own products as well as for fulfillment of our CDMO service contracts. Our manufacturing process includes the production of bulk material and performing “fill finish” work for containment and distribution of biological products. For “fill finish” customers, we receive work in process inventory to be prepared for distribution. When producing bulk material, we generally procure raw materials, manufacture the product and retain the risk of loss through the manufacturing and review process until delivery.
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
Critical Accounting Policies and Estimates
The preparation of our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S., requires us to make estimates, judgments and assumptions that may affect the reported amounts of assets, liabilities, equity, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis we evaluate our estimates, judgments and methodologies. We base our estimates on historical experience and on various other assumptions that we believe are reasonable, the results of which form the basis for making judgments about the carrying values of assets, liabilities and equity and the amount of revenues and expenses. Actual results may differ from these estimates. During the nine months ended September 30, 2021, there have been no significant changes to our critical accounting policies and estimates contained in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC, other than those outlined in Note 2 to the accompanying condensed consolidated financial statements.

EMERGENT BIOSOLUTIONS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
(unaudited, amounts in millions, except share and per share amounts)
Results of Operations

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Product sales net:
NARCAN Nasal Spray	$133.3	$88.8	$44.5	50%	$313.7	$233.8	$79.9	34%
ACAM2000	80.7	1.0	79.7	NM	80.7	71.0	9.7	14%
Anthrax vaccines	15.6	73.9	(58.3)	(79)%	122.1	258.1	(136.0)	(53)%
Other product sales	40.9	38.5	2.4	6%	73.1	86.0	(12.9)	(15)%
Total product sales, net	270.5	202.2	68.3	34%	589.6	648.9	(59.3)	(9)%
Contract development and manufacturing:
Services	112.6	53.1	59.5	NM	283.7	102.7	181.0	NM
Leases	(71.0)	104.0	(175.0)	NM	132.6	148.7	(16.1)	(11)%
Total contract development and manufacturing	41.6	157.1	(115.5)	(74)%	416.3	251.4	164.9	66%
Contracts and grants	16.9	25.9	(9.0)	(35)%	63.6	72.1	(8.5)	(12)%
Total revenues	329.0	385.2	(56.2)	(15)%	1,069.5	972.4	97.1	10%

Operating expenses:
Cost of product sales	103.2	120.2	(17.0)	(14%)	237.0	287.6	(50.6)	(18%)
Cost of contract development and manufacturing	114.3	28.8	85.5	NM	307.6	68.1	239.5	NM
Research and development	49.6	84.4	(34.8)	(41%)	151.0	175.0	(24.0)	(14%)
Selling, general and administrative	82.1	75.5	6.6	9%	254.2	221.2	33.0	15%
Amortization of intangible assets	14.5	15.0	(0.5)	(3%)	44.5	44.8	(0.3)	(1%)
Total operating expenses	363.7	323.9	39.8	12%	994.3	796.7	197.6	25%

Income (loss) from operations	(34.7)	61.3	(96.0)	NM	75.2	175.7	(100.5)	(57%)

Other income (expense):
Interest expense	(8.4)	(7.6)	(0.8)	11%	(25.5)	(22.6)	(2.9)	13%
Other, net	(2.4)	1.3	(3.7)	NM	(2.8)	1.3	(4.1)	NM
Total other income (expense), net	(10.8)	(6.3)	(4.5)	71%	(28.3)	(21.3)	(7.0)	33%

Income (loss) before income taxes	(45.5)	55.0	(100.5)	NM	46.9	154.4	(107.5)	(70%)
Income taxes	12.8	(15.5)	28.3	NM	(5.3)	(34.7)	29.4	(85%)
Net income (loss)	$(32.7)	$39.5	$(72.2)	NM	$41.6	$119.7	$(78.1)	(65%)

NM - Not meaningful

EMERGENT BIOSOLUTIONS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
(unaudited, amounts in millions, except share and per share amounts)
Total Revenues

$329.0
133.3
80.7
15.6
40.9
112.6
16.9
(71.0)
$385.2
88.8
1.0
73.9
38.5
53.1
104.0
25.9
$1,069.5
313.7
80.7
122.1
73.1
283.7
132.6
63.6
$972.4
233.8
71.0
258.1
86.0
102.7
148.7
72.1
Q3 '21
Q3 '20
YTD '21
YTD '20

Legend
NARCAN nasal spray	CDMO services
ACAM2000	CDMO Leases
Anthrax Vaccines	Contracts and Grants
Other product sales
Product Sales, net
NARCAN Nasal Spray
The increase in NARCAN Nasal Spray sales for the three and nine months ended September 30, 2021 was driven by growth in unit sales to the U.S. public interest customers and to a lesser extent the commercial retail markets. Less sizable increases in Canadian sales due to increases in units sold also contributed to growth during these periods.
ACAM2000
The increase in ACAM2000 sales for the three and nine months ended September 30, 2021 was driven by a combination of the USG's exercise of its purchase option in July 2021 and the impact to the timing of deliveries to the USG. The price per unit of ACAM2000 was largely consistent period over period, and therefore the fluctuation in revenue is due to the number of units delivered. ACAM2000 product sales are made under procurement contracts with the USG and fluctuation in revenues are dictated by the timing of delivery of orders.
Anthrax Vaccines
The decrease in Anthrax vaccine sales for the three and nine months ended September 30, 2021 was primarily due to the timing of deliveries to the U.S government. The price per unit of AV7909 was largely consistent period over period, and therefore the fluctuation in revenue is due to the number of units delivered. Anthrax vaccine product sales are made under annual purchase options exercised by the USG. Fluctuations in revenues result from the timing of the exercise of annual purchase options and the USG purchases and Company delivery of orders that follow. The USG modified its contract to purchase additional doses of AV7909 on September 30, 2021.
Other Product Sales
Other product sales for the three months ended September 30, 2021 remained consistent compared to the three months ended September 30, 2020, as increased sales of VIGIV were offset by decreased sales of BAT. During the nine months ended September 30, 2021 other product sales decreased primarily due to a decline in sales of BAT due to timing of deliveries to the SNS, partially offset by increases in various other products.
CDMO
Services
The increase in CDMO services revenue for the three months ended September 30, 2021 of $59.5 million is largely due to out-of-period adjustments (see Note 2) of $49.3 million along with incremental manufacturing activities. The increase for the nine months ended September 30, 2021 is due to the Company's partnerships with innovators, including JNJ and AZ, to address the COVID-19 pandemic. The AZ and JNJ arrangements were entered into during the second and third quarters of 2020 and the Company began servicing other innovator companies in 2021. Additionally, during the nine months ended September 30, 2021, there were out-of-period adjustments (see Note 2) of $28.8 million.

Leases
The decrease in CDMO lease revenue during the three months ended September 30, 2021 was primarily due to a $171.9 million reduction in lease revenue associated with the COVID-19 development public-private partnership with BARDA as the Company recognized revenue of $85.9 million in Q3 2020 and

EMERGENT BIOSOLUTIONS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
(unaudited, amounts in millions, except share and per share amounts)
recorded a reversal of revenue of $86.0 million during Q3 2021 based on a collectibility assessment as of September 30, 2021. The Company and BARDA mutually terminated this arrangement in November 2021 and the Company will record lease revenue in the fourth quarter 2021 to reflect the terminated contract value.
The decrease in CDMO lease revenue during the nine months ended September 30, 2021 was primarily due to a decline in lease revenue associated with the COVID-19 development public-private partnership with BARDA of $48.7 million offset by an increase in lease revenues associated with the Company's arrangement with JNJ.
Contracts and Grants
Contracts and grants revenue for the three and nine months ended September 30, 2021 decreased as compared to the three and nine months ended September 30, 2020 largely due a decrease in activities associated with the Company's COVID-HIG therapeutic product candidate. The nine months ended September 30, 2021 were also impacted by decreases in developmental activities associated with AV7909.
Cost of Product Sales

Cost of product sales
●	Gross profit margin for product sales
Cost of product sales decreased for the three and nine months ended September 30, 2021, due to contingent consideration charges for business combinations and inventory write-offs associated with the Company's travel health vaccines during the three and nine months ended September 30, 2020 that did not recur during the three and nine months ended September 30, 2021. This decrease was offset by higher volume of product sales, specifically NARCAN®
Nasal Spray and ACAM2000 during the three months ended September 30, 2021.
The increase in product margin percentage for the three and nine months ended September 30, 2021 is largely due to the impact of the non-recurring charges mentioned above. The gross margin was consistent during the three months ended September 30, 2021 excluding the non-recurring charges and decreased during the nine months ended September 30, 2021. The nine months ended September 30, 2021 was negatively impacted by product revenue mix which was weighted more heavily to lower margin products.
Cost of CDMO

Cost of CDMO services
●	Gross profit margin for CDMO services

Cost of CDMO increased for the three and nine months ended September 30, 2021 as compared to the three and nine months ended September 30, 2020 due to an increase in CDMO service activities, increases in costs due to out-of-period adjustments (see Note 2) and additional costs to support remediation efforts for our COVID-19 manufacturing activities. Additionally, during the nine months ended September 30, 2021, the Company recorded inventory write-offs at its Bayview facility of $41.5 million, which were directly or indirectly the result of the cross-contamination event at the Bayview facility identified during the three months ended June 30, 2021.

EMERGENT BIOSOLUTIONS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
(unaudited, amounts in millions, except share and per share amounts)
Research and Development Expenses (Gross and Net)

Research and development expense
●	Research and development expense, net of contracts and grants revenue
Research and development expense for the three and nine months ended September 30, 2021 decreased due to an impairment charge of $29.0 million related to the Company's IPR&D intangible asset recorded during the three months ended September 30, 2020. Additionally during the three months ended September 30, 2021 there was a decline in spending for the Company's COVID-HIG therapeutic product candidate and during the nine months ended September 30, 2021 there was decline in developmental activities associated with the Company's AV7909 product candidate.
Selling, General and Administrative Expenses

Selling, general and administrative expenses
●	SG&A as a percentage of total revenue
The increase in selling, general and administrative expenses for the three and nine months ended September 30, 2021 is due to an increase in headcount and professional services. The increase for the nine months ended September 30, 2021 is also impacted by increased costs for defending and supporting the Company's corporate reputation.
Amortization of Intangible Assets

Amortization expense
Amortization of intangible assets and the composition of intangible assets amortized during the three and nine months ended September 30, 2021 were consistent with the three and nine months ended September 30, 2020.
Other Income (Expense), Net

Interest expense
Other income (expense)
Total other income (expense), net decreased for the three and nine months ended September 30, 2021 largely due to increases in interest expense as a result

EMERGENT BIOSOLUTIONS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
(unaudited, amounts in millions, except share and per share amounts)
of increases in total outstanding debt and interest rates during the periods.
Income Taxes

Income taxes
●	Effective tax rate
During the three and nine months ended September 30, 2021 and 2020, the estimated effective annual tax rates were 24% and 29%, respectively. The actual effective tax rates includes the impact of discrete tax benefits during the nine months ended September 30, 2021 and 2020 of $7.2 million and $9.9 million, respectively. Income taxes decreased during the periods largely due to the decline in income before income taxes.

Financial Condition, Liquidity and Capital Resources
Our financial condition is summarized as follows:

(in millions, except percentages)	September 30, 2021	December 31, 2020	Change %
Financial assets:
Cash and cash equivalents	$403.8	$621.3	(35)%

Borrowings:
Debt, current portion	31.6	33.8	(7)%
Debt, net of current portion	817.3	841.0	(3)%
Total borrowings	848.9	874.8	(3)%

Working capital:
Current assets	1,111.5	1,195.9	(7)%
Current liabilities	365.4	384.5	(5)%
Total working capital	746.1	$811.4	(8)%
Sources of Liquidity
We have historically financed our operating and capital expenditures through cash on hand, cash from operations, debt financing and contracts and grants development funding. We also obtain financing from the sale of our common stock upon exercise of stock options. We have operated profitably for each of the last five annual fiscal years through the period ended December 31, 2020. As of September 30, 2021, we had unrestricted cash and cash equivalents of

EMERGENT BIOSOLUTIONS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
(unaudited, amounts in millions, except share and per share amounts)
$403.8 million and capacity under our revolving credit facility of $597.6 million. As of September 30, 2021, we believe that we have sufficient liquidity to fund our operations over the next 12 months.
Cash Flows
The following table provides information regarding our cash flows for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020
Net cash provided by (used in):
Operating activities	$(7.9)	$290.9
Investing activities	(178.3)	(115.0)
Financing activities	(31.0)	71.8
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(0.3)	(0.5)
Net change in cash, cash equivalents and restricted cash	$(217.5)	$247.2
Operating Activities
Net cash used in operating activities of $7.9 million for the nine months ended September 30, 2021 was due to net income excluding non-cash items of $266.0 million offset by negative working capital changes of $273.9 million due to increases in receivables and the accumulation of inventory and prepaid expenses.
Net cash provided by operating activities of $290.9 million for the nine months ended September 30, 2020 was due to net income excluding non-cash items of $305.2 million offset by working capital changes of $14.3 million.

The decrease of $298.8 in from cash provided by operating activities of $290.9 million to cash used in operating activities of $7.9 million is due to a decline in net income excluding non-cash items of $39.2 million and negative impacts from working capital changes of $259.6 million largely a result of changes in accounts receivables.

Investing Activities
Net cash used in investing activities relates to purchases of property, plant and equipment and was $178.3 million and $115.0 million for the nine months ended September 30, 2021 and 2020, respectively. The cash used in investing activities increased during the nine months ended September 30, 2021 largely due to infrastructure and equipment investments related to continued investments associated with increased capacity and capabilities at our Rockville and Bayview facilities.
Financing Activities
Net cash used in financing activities of $31.0 million for the nine months ended September 30, 2021 was primarily due to payments on debt of $27.5 million.
Net cash provided by financing activities of $71.8 million for the nine months ended September 30, 2020 was primarily due to proceeds from the $450.0 million Senior Unsecured Notes offset by payments of $381.4 million on the term loan and revolving credit facility and $8.4 million of debt issuance costs.
The decrease of $102.8 million from cash provided by financing activities of $71.8 million to cash used in financing activities of $31.0 million is largely due to an increase of outflows due to debt activities during the nine months ended September 30, 2021 of $87.7 million.
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
There are numerous risks and uncertainties associated with product sales, delivery of CDMO services and with the development and commercialization of our product candidates. We may seek additional external financing to provide additional financial flexibility. Our future capital requirements will depend on many factors, including (but not limited to):
▪the level, timing and cost of product sales and cost of contract development and manufacturing services;
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

Unused Credit Capacity
Available room under the revolving credit facility for the periods ended September 30, 2021 and December 31, 2020 was:

(in millions)
Total Capacity	Outstanding Letters of Credit	Outstanding Indebtedness on Revolving Credit Facility	Unused Capacity
	September 30, 2021
$600.0	2.4	—	$597.6
	December 31, 2020
$600.0	2.8	—	$597.2

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
Interest Rate Risk
We have debt with a mix of fixed and variable rates of interest. Floating rate debt carries interest based generally on the eurocurrency rate, as defined in our Amended Credit Agreement, plus an applicable margin. We manage the impact of interest rate changes on our variable debt through derivative interest rate swap arrangements. Increases in interest rates could result in an increase in interest payments for debt that we have not hedged through our interest rate swap arrangements. See Note 9, "Debt," to the Notes of our condensed consolidated financial statements included in this 2021 Quarterly Report under the caption Item 1, "Financial Statements.”
We have assessed our exposure to changes in interest rates by analyzing the sensitivity to our operating results assuming various changes in market interest rates. A hypothetical increase of one percentage point in the eurocurrency rate as of September 30, 2021 would increase our interest expense by approximately $0.6 million annually.
Foreign Currency Exchange Rate Risk
We have exposure to foreign currency exchange rate fluctuations worldwide and primarily with respect to the Euro, Canadian dollar, Swiss franc and British pound. We manage our foreign currency exchange rate risk primarily by either entering into foreign currency hedging transactions or incurring operating expenses in the local currency in the countries in which we operate, to the extent practical. We currently do not hedge all of our foreign currency exchange exposure and the movement of foreign currency exchange rates could have an adverse or positive impact on our results of operations.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of September 30, 2021, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective, because we had a material weakness in our internal control over financial reporting related to the technical accounting assessment of specific attributes within complex revenue arrangements with our customers (“Revenue Accounting Issue”). A material weakness (as defined in Rule 12b-2 under the Exchange Act) is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement in our annual or interim financial statements will not be prevented or detected on a timely basis. While the Revenue Accounting Issue did not result in a material misstatement to our consolidated financial statements for any prior periods through and including September 30, 2021, there was a reasonable possibility that a material misstatement of our interim or annual financial statements would not be prevented or detected on a timely basis.

More specifically, the Revenue Accounting Issue relates to our technical accounting assessment of the BARDA COVID-19 Development Public Private

EMERGENT BIOSOLUTIONS INC.
Partnership and CDMO revenue contracts and related accounting judgments primarily focused on (a) the scoping of lease and non-lease components and (b) the recognition of revenue. While these accounting judgments were considered and documented during our initial analyses, we subsequently identified certain adjustments that were indicative of a control deficiency that we believe represents a material weakness in our internal control over financial reporting. Immaterial out-of-period adjustments have been made to the Company’s financial statements for the nine months ended September 30, 2021 as disclosed in Note 2 to the condensed consolidated financial statements.

We have initiated and begun to implement measures designed to improve our internal control over financial reporting related to accounting for complex revenue transactions, including additional training related to ASC 606 and ASC 842 technical accounting and identification of additional resources to support our assessments, where deemed appropriate and enhancing the degree of review, consultation and approval related to significant complex revenue transactions with a focus on the accounting judgments. In addition, we plan to apply this enhanced analysis to any new arrangements entered into prior to the end of the year ending December 31, 2021. As a result of these efforts and given that the deficiencies relate to specific adjustments that were made during the period ended September 30, 2021, we believe that the Revenue Accounting Issue may be remediated during the fourth quarter of 2021.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except for changes related to the Revenue Accounting Issue described above. The Company has implemented new controls and procedures to account for CDMO revenue on a cost to complete basis and to engage additional resources to support assessments for complex transactions.
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

There are a number of product development and commercialization risks that could impact our business, financial condition, operating results and cash flows, including:

•Our inability to maintain quality and manufacturing compliance at our manufacturing facilities could hinder our ability to continue manufacturing COVID-19-related product candidates for our CDMO customers.
•The COVID-19 product candidates we are working on may not be safe or effective and we may be unable to manufacture sufficient quantities to meet demand.
•Clinical trials of product candidates are expensive and time-consuming, and their outcome is uncertain.
•We may fail to capitalize on the most scientifically, clinically or commercially promising or profitable product candidates.

Due to numerous factors, the COVID-19 coronavirus pandemic could have a material adverse impact on our business, results of operations and financial performance, including:

•Changes in government priorities resulting from the pandemic, supply chain shortages and changing employee working arrangements could impact our overall business.
•The evolving nature of COVID-19 and related vaccines and treatments and resulting changes in demand for such product candidates may impact sales of related services offered by our CDMO business.

EMERGENT BIOSOLUTIONS INC.
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
•Our ability to comply with the covenants under our Senior Secured Credit Facilities and other debt agreements.

There are a number of risks related to our strategic acquisitions and collaborations that could impact our business financial condition, operating results and cash flows, including:

EMERGENT BIOSOLUTIONS INC.

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
The success of our business and our future operating results are significantly dependent on anticipated funding for the procurement of our anthrax vaccines and the terms of such procurement by the USG, including the price per dose, the number of doses and the timing of deliveries. We have no certainty that funding will be made available for the procurement of our anthrax vaccines. If priorities for the SNS change generally, or as a result of the conclusion of the USG’s recently announced audit of the SNS, or with respect to the level of procurement of our anthrax vaccines, funding to procure future doses of AV7909 or BioThrax may be delayed, limited or not available, BARDA may never complete the anticipated full transition to stockpiling AV7909 in support of anthrax preparedness, and our future business, financial condition, operating results and cash flows could be materially harmed.

In addition, we currently derive a substantial portion of our revenues from sales of ACAM2000 to the USG. If priorities for the SNS change with respect to ACAM2000 or the USG decides not to exercise additional options under our ACAM2000 contract, our future business, financial condition, operating results and cash flows could be materially harmed.
We may not receive eventual FDA licensure of AV7909 in a timely manner or at all. Delays in our ability to achieve a favorable outcome from the FDA could prevent us from realizing the full potential value of our BARDA contract for the advanced development and procurement of AV7909.
In collaboration with us, the CDC filed with the FDA a pre-Emergency Use Authorization (EUA) submission package related to AV7909, which enables FDA review of data in anticipation of a request for an EUA. This submission triggered BARDA to exercise its first contract option in July 2019 to procure 10 million doses of AV7909, its second contract option in July 2020 and, most recently, to fund another procurement commitment in October 2021 for inclusion of additional doses into the SNS in support of anthrax preparedness.
We are also working on a BLA for filing with the FDA related to AV7909 and plan to commence our submission of the BLA to the FDA by the end of this year. There can be no guarantee that we will meet our target date for submission. Moreover, even if we do, the FDA may decide that our data are insufficient and require additional pre-clinical, clinical or other studies. If we are unsuccessful in obtaining FDA licensure, in a timely manner or at all, we may not be able to realize the full potential value of the contract, which could have a material adverse effect on our future business, financial condition, operating results and cash flows.
Our USG procurement and development contracts require ongoing funding decisions by the USG. Simultaneous reduction or discontinuation of funding of these contracts could cause our business, financial condition, operating results and cash flows to suffer materially.
The USG is the principal customer for our PHT-focused MCMs and the primary source of funds for the development of most of our product candidates in our development pipeline, most notably our AV7909 procured product candidate. We anticipate that the USG will also be a principal customer for those MCMs

EMERGENT BIOSOLUTIONS INC.
that we successfully develop within our existing product development pipeline, as well as those we acquire in the future. Additionally, a significant portion of our revenue comes from USG development contracts and grants. Over its lifetime, a USG procurement or development program may be implemented through the award of many different individual contracts and subcontracts. The funding for such government programs is subject to Congressional appropriations, generally made on a fiscal year basis, even for programs designed to continue for several years. For example, procurement of AV7909 to be supplied under our development and procurement contract with BARDA are subject to the availability of funding, mostly from annual appropriations. These appropriations can be subject to political considerations, changes in priorities due to global pandemics, the results of elections and stringent budgetary constraints.
Additionally, our government-funded development contracts typically give the USG the right, exercisable in its sole discretion, to extend these contracts for successive option periods following a base period of performance. The value of the services to be performed during these option periods may constitute the majority of the total value of the underlying contract. For example, the September 2016 contract award from BARDA for the development and delivery to the SNS of AV7909 for post-exposure prophylaxis of anthrax disease consists of a five-year base period of performance. The contract award also includes options for the delivery of additional doses of AV7909 to the SNS and options for an additional clinical study and post-marketing commitments. This contract was recently extended through 2025, and provides for additional procurement of AV7909 for the SNS over the next 18 months. If levels of government expenditures and authorizations for public health countermeasure preparedness decrease or shift to programs in areas where we do not offer products or are not developing product candidates, or if the USG otherwise declines to exercise its options under our existing contracts, our revenues would suffer, as well as our business, financial condition, operating results and cash flows.

There can be no assurance that we will be able to secure follow-on procurement contracts with the USG upon the expiration of any of our product procurement contracts.
A significant portion of our revenue is substantially dependent upon product procurement contracts with the USG and foreign governments for our PHT products. Upon the expiration of a procurement contract, we may not be able to negotiate a follow-on procurement contract for the particular product for a similar product volume, period of performance, pricing or other terms, or at all. The inability to secure a similar or increased procurement contract could materially affect our revenues and our business, financial condition, operating results and cash flows could be harmed. For example, in November 2019, the BARDA procurement contract for raxibacumab that we acquired in our 2017 acquisition of the product from GlaxoSmithKline LLC was completed. We intend to negotiate a follow-on procurement contract for raxibacumab and other follow-on procurement contracts for most of our PHT products upon the expiration of a related procurement contract, but there can be no assurance that we will be successful obtaining any follow-on contracts. Even if we are successful in negotiating a follow-on procurement contract, it may be for a lower product volume, over a shorter period of performance or be on less favorable pricing or other terms. An inability to secure follow-on procurement contracts for our products or procured product candidates could materially and adversely affect our revenues, and our business, financial condition, operating results and cash flows could be harmed.
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

EMERGENT BIOSOLUTIONS INC.
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

EMERGENT BIOSOLUTIONS INC.
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
Generally, government contracts contain provisions permitting unilateral termination or modification, in whole or in part, at the USG’s convenience. Under general principles of government contracting law, if the USG terminates a contract for convenience, the government contractor may recover only its incurred or committed costs, settlement expenses and profit on work completed prior to the termination. If the USG terminates a contract for default, the government contractor is entitled to recover costs incurred and associated profits on accepted items only and may be liable for excess costs incurred by the government in procuring undelivered items from another source. All of our development and procurement contracts with the USG are terminable at the USG's convenience with these potential consequences.
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
PRODUCT DEVELOPMENT AND COMMERCIALIZATION RISKS
An inability to maintain quality and manufacturing compliance at our manufacturing facilities could hinder our ability to continue producing bulk drug substance for Johnson & Johnson’s COVID-19 vaccine and the products and product candidates of other CDMO customers, which could adversely affect our business, financial condition, operating results and cash flows.

The FDA conducts periodic inspections of our manufacturing facilities for compliance with cGMP requirements relating to quality control. The potential failure to maintain compliance with such standards at our manufacturing facilities could hinder our ability to continue manufacturing for CDMO customers. For example, in April 2021, the FDA conducted an inspection of our Baltimore Bayview facility after an out-of-specification result was discovered involving the cross-contamination of a single drug substance lot intended for further drug product manufacturing and use in Johnson & Johnson’s COVID-19 vaccine. The inspection revealed, among other things, the need for a more thorough investigation to explain cross-contamination issues identified in a viral vaccine drug substance batch intended for use in Johnson and Johnson’s COVID-19 vaccine, and that improved building maintenance and sanitation practices were needed at the Bayview facility, which resulted in the issuance of a Form FDA 483, the temporary suspension of production of the bulk drug substance for Johnson & Johnson’s COVID-19 vaccine and the removal of production related to AstraZeneca’s COVID-19 from Bayview. We are currently in negotiations to settle the remainder of our contract with AstraZeneca to focus solely on producing Johnson & Johnson’s bulk drug substance at Bayview. Additional failures to maintain compliance with cGMP requirements relating to quality control at our manufacturing facilities could hinder our ability to continue manufacturing for our CDMO customers, including the bulk drug substance for Johnson & Johnson’s COVID-19 vaccine, which could adversely affect our business, financial condition, operating results and cash flows.

The COVID-19 product candidates we are working on may not be safe or effective and, even if they are, we may not be able to manufacture sufficient quantities to meet demand.

EMERGENT BIOSOLUTIONS INC.
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

EMERGENT BIOSOLUTIONS INC.
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
Our business, operations and financial condition and results have been and may continue to be impacted by the COVID-19 pandemic to varying degrees. The pandemic has presented a number of risks and challenges for our business, including, among others, government-mandated work-from-home or shelter-in-place orders; manufacturing disruptions and delays, including at our Baltimore Bayview facility, supply chain interruptions, including challenges related to reliance on third-party suppliers; disruptions to pipeline development and clinical trials and decreased product demand for our travel health vaccines due to the significant reduction in international travel. Additional travel restrictions and other governmental measures may result in further disruptions or continued delays in delivery of supplies by our third-party contractors and suppliers.

A significant number of our administrative employees continue to work from home due to policies implemented as a result of COVID-19. Working remotely could increase our cybersecurity risk, create data accessibility concerns, and make us more susceptible to communication disruptions, any of which could adversely impact our business operations. In addition, our on-site staff conducting research and development may not be able to access our laboratories if conditions worsen, due to state and local restrictions, and these core activities may be significantly limited or curtailed, possibly for extended periods of time.
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

The COVID-19 pandemic continues to rapidly evolve. The extent to which the pandemic and variants of COVID-19 further negatively impact our business,

EMERGENT BIOSOLUTIONS INC.
supply chain, disrupt key clinical trials, divert government funding away from our primary procured products and product candidates due to changes in government priorities and potential delays in the delivery of products to our customers will depend on future developments, which are highly uncertain. The ultimate geographic spread of COVID-19 and new variants of the disease, the duration of the pandemic, further travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease cannot be predicted with certainty.

The continually evolving nature of the COVID-19 pandemic and the resulting public health response, including the changing demand for various COVID-19 vaccines and treatments from both patients and governments around the world, may affect sales of the COVID-19 product candidates manufactured by our CDMO business.

Through our CDMO business, we manufacture or provide services for a variety of product candidates intended for the prevention or treatment of COVID-19 and its symptoms and effects, including development services, the manufacture of bulk drug substance and fill and finish services.

All of the COVID-19-related product candidates we develop and manufacture have yet to receive full regulatory approval from any regulatory authority, although some are being marketed and sold pursuant to an EUA from the FDA or the equivalent authorization from non-U.S. regulatory authorities. Should the facilities producing these product candidates be denied an EUA or one or more of these COVID-19-related product candidates be denied an EUA (or equivalent) or be denied full regulatory approval by the FDA or other major non-U.S. regulatory authority, the demand for such product candidates could decrease significantly and therefore decrease customer orders for additional CDMO services for such product candidates. Additionally, the need for continued manufacture and supply of vaccines (including potential “booster” doses) and therapies to address the COVID-19 pandemic, including new and developing variants of COVID-19, is highly uncertain and subject to various political, economic and regulatory factors that are outside of our control. Should the U.S. or other major regions worldwide determine that additional manufacturing of COVID-19 vaccines, boosters, or therapies is no longer necessary, it could adversely affect our revenue and financial condition and our ability to grow our CDMO business in the near term. In addition, highly-public political and social debate relating to the need for, efficacy of, or side effects related to one or more specific COVID-19 vaccines could contribute to changes in public perception of COVID-19 vaccines manufactured by us, which could decrease demand for a COVID-19 related product candidate we develop, manufacture (in whole or in part).

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

EMERGENT BIOSOLUTIONS INC.
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

EMERGENT BIOSOLUTIONS INC.
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
The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively, the ACA), passed in 2010 substantially changed the way health care is financed by both governmental and private insurers, and significantly impacted the U.S. biopharmaceutical industry. However, some provisions of the ACA have yet to be fully implemented and certain provisions have been subject to legal and political challenges, as well as efforts by the last Presidential administration to repeal or replace certain aspects of the ACA. More recently on January 28, 2021, however, the President issued an executive order to strengthen implementation of the ACA. Concurrently, Congress considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA, such as removing penalties as of January 1, 2019 for not complying with the ACA’s individual mandate to carry health insurance, delaying the implementation of certain ACA-mandated fees, and increasing the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, the current Presidential administration issued an executive order initiating a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA

EMERGENT BIOSOLUTIONS INC.
marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare. It is unclear how healthcare reform measures enacted by Congress or implemented by the current Presidential administration or other challenges to the ACA, if any, will impact the ACA or our business.

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
Additionally, there has been recent heightened federal governmental scrutiny over the manner in which manufacturers set prices for their marketed products. For example, there have been several recent Congressional inquiries and has been proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, the last Presidential administration released a “Blueprint”, or plan, to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out-of-pocket costs of drug products paid by consumers.

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

EMERGENT BIOSOLUTIONS INC.
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

EMERGENT BIOSOLUTIONS INC.
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

EMERGENT BIOSOLUTIONS INC.
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
Under certain circumstances, MCMs may be procured by government entities prior to approval by the FDA or other regulatory authorities, a practice which we follow in connection with AV7909 and Trobigard. In the United States, Project BioShield permits the

EMERGENT BIOSOLUTIONS INC.
Secretary of HHS to contract to purchase MCMs for the SNS prior to FDA approval of the countermeasure in specified circumstances. Project BioShield and the Pandemic and All-Hazards Preparedness Reauthorization Act of 2013 also allow the FDA Commissioner to authorize the emergency use of medical products that have not yet been approved by the FDA under an EUA. An EUA terminates when the emergency determination underlying the EUA terminates. An EUA is not a long-term alternative to obtaining FDA approval, licensure, or clearance for a product. Absent an applicable exception, our MCM product candidates generally will have to be approved by the FDA or other regulatory authorities in the relevant country through traditional pathways before we can sell those products to governments. Additionally, the laws in certain jurisdictions regarding the ability of government entities to purchase unapproved product candidates are ambiguous, and the permissibility of exporting unapproved products from the United States and importing them to foreign countries may be unclear. Nevertheless, government bodies, such as U.S. federal entities other than HHS, state and local governments within the United States, and foreign governments have sought and may further seek to procure our MCM product candidates that are not yet approved. If so, we would expect to assess the permissibility and liability implications of supplying our product candidates to such entities on a case-by-case basis, which presents certain challenges, both in the case of U.S. and foreign governments, and particularly under emergency conditions. In addition, agencies or branches of one country’s government may take different positions regarding the permissibility of such sales than another country’s government or even other agencies or branches of the same government. If local enforcement authorities disagree with our conclusion that such activities are permissible, they may take enforcement action against us.
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
In addition to the requirements and uncertainties related to the pre-approval activities discussed previously, any vaccine, therapeutic product or medical device for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data, labeling, advertising and promotional activities for such product, will be subject to the continual requirements of and review by the FDA and other regulatory bodies. Our approved products are subject to these requirements and ongoing review. These requirements include submissions of safety and other post-marketing information and reports, plasma donor testing, registration requirements, cGMP, requirements relating to potency and stability, quality control, quality assurance, restrictions on advertising and promotion, import and export restrictions and recordkeeping requirements. In addition, various state laws require that companies that manufacture and/or distribute drug products within the state obtain and maintain a manufacturer or distributor license, as appropriate. Because of the breadth of these laws, it is possible that some of our business activities could be subject to challenge under one or more of such laws.
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

EMERGENT BIOSOLUTIONS INC.
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

EMERGENT BIOSOLUTIONS INC.
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
Any further interruptions in our manufacturing operations could result in our inability to produce our products and product candidates for delivery to satisfy the demands of our customers in a timely manner, which would reduce our revenues and materially harm our business, financial condition, operating results and cash flows. A number of factors could cause interruptions, including:
•equipment malfunctions or failures;
•technology malfunctions;
•cyber-attacks;
•work stoppages or slowdowns, particularly due to the impact of COVID-19;

EMERGENT BIOSOLUTIONS INC.
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

EMERGENT BIOSOLUTIONS INC.
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
Biological products and product candidates, otherwise referred to as our “Biologic Products,” can be affected by the approval and entry of “biosimilars” in the United States and other jurisdictions. Biosimilar drugs are “highly similar,” but close enough in duplication to accomplish the same therapeutic and clinical result. Biologic Products in our current pipeline include AV7909, BioThrax, and ACAM2000. If a biosimilar version of one of our Biologic Products were approved, it could have a material adverse effect on the sales and gross profits of the affected Biologic Product and could adversely affect our business, financial condition, operating results and cash flows.
NARCAN® Nasal Spray may be subject to potential competition.
Although NARCAN® Nasal Spray is the first FDA-approved needle-free naloxone nasal spray for the emergency reversal of opioid overdoses and has advantages over certain other treatments, we expect the treatment to face additional competition. For example, on April 30, 2021, the FDA approved Kloxxado, a branded product developed by Hikma Pharmaceuticals, Inc. which delivers a higher dose naloxone nasal spray. In addition, Orexo AB and Harm Reduction Therapeutics both have development programs for novel naloxone nasal spray formulations intended for use in opioid overdose reversal.
NARCAN® Nasal Spray faces additional branded competition from other injectable naloxone, auto-injectors and improvised nasal kits including Amphastar Pharmaceuticals, Inc.'s naloxone injection product and Kaléo's EVZIO™ (naloxone HCI injection) Auto-Injector. NARCAN® Nasal Spray may face additional branded competition in the future.
With respect to potential generic competition, Teva Pharmaceuticals Industries Limited and Teva Pharmaceuticals USA (collectively, Teva) (in 2016) and Perrigo UK FINCO Limited Partnership (Perrigo) (in 2018) each filed an ANDA seeking regulatory approval to market a generic version of NARCAN® Nasal Spray. The outcome of ANDA litigation with Teva is pending following the August 2, 2021 hearing at the Court of Appeals for the Federal Circuit, following our appeal of the June 5, 2020 decision of the U.S. District Court for the District of New Jersey. A current at-risk launch by
Teva remains possible. Settlement with Perrigo regarding their ANDA filing was entered on February 12, 2020 providing for a license effective January 5, 2033, or earlier under certain circumstances, including those related to the outcome of the current Teva litigation or future ANDA filers.
Sales of generic versions of NARCAN® Nasal Spray at prices lower than our branded product have the potential to erode our sales and could impact our product revenue related to NARCAN® Nasal Spray. For example, certain U.S. state laws allow for, and in some instances in the absence of specific instructions from the prescribing physician, mandate the dispensing of generic products rather than branded products where a generic version is available. In addition, in January 2019, the FDA released new proposed template Drug Facts Labels to assist sponsors of investigational naloxone nasal sprays and auto-injectors seeking approval from the FDA for over-the-counter naloxone products.
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
Other risks include associated costs, such as costs of patent prosecution and maintenance and costs associated with post-grant challenges. For example, such costs include inter partes review (IPR) proceedings in the United States and oppositions in Europe, as well as costs associated with litigating and enforcing patent and trademark rights, such as the costs associated with appealing the decision related to the pending patent litigation involving NARCAN® Nasal Spray discussed above.
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

EMERGENT BIOSOLUTIONS INC.
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

For example, multiple purported class action lawsuits have been filed against us and certain of our current and former senior officers in the United States District Court for the District of Maryland seeking unspecified damages on behalf of a putative class of persons who purchased or otherwise acquired shares of our common stock during various date ranges. The

EMERGENT BIOSOLUTIONS INC.
complaints, allege, among other things, that we made materially false and misleading statements regarding our procedures and quality controls relating to vaccine production, in violation of federal securities laws. As another example, a purported stockholder derivative lawsuit was filed in the United States District Court for the District of Maryland on behalf of the Company against certain of our current and former officers and directors for breach of fiduciary duties, waste of corporate assets, and unjust enrichment. In addition to monetary damages, the complaint seeks the implementation of multiple corporate governance and internal policy changes.

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
Our business is increasingly dependent on critical, complex and interdependent information technology systems, including Internet-based systems, to support business processes as well as internal and external communications. We also have contracted with the USG and pharmaceutical companies, such as Johnson & Johnson, for the development and manufacture of a significant quantity of COVID-19 vaccines, and separately we are working on a proprietary COVID-19 therapeutic with support from the USG and other private sector entities, which has raised our security profile, and heightened potential risks that malicious actors may seek to disrupt our systems or misappropriate our information. The size and complexity of our computer systems make them potentially vulnerable to interruption, invasion, computer viruses, destruction, malicious intrusion and additional related disruptions, which may result in the impairment of production and key business processes. Our systems are also potentially vulnerable to data security breaches through employee error, phishing scams and malfeasance, which may expose sensitive data to unauthorized persons. No system of protection is adequate to protect against all such threats, even if they are deemed to be industry standard, and there can be no assurance that we will be able to repel any such attacks. Data security breaches could lead to the loss of trade secrets or other intellectual property or the public exposure of personal information, including sensitive personal information, of our employees, clinical trial patients, customers and others. Responding to any such threats may also be expensive and time-consuming.

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
Our work on public health threats has exposed us to criticism and may expose us to further criticism, from the media, government personnel, and others, that can negatively effect our share price, reputation, operations, and our ability to attract and retain talent.

Our work on public health threats, including manufacturing issues at our Baltimore Bayview facility, has exposed us to criticism and may expose us to additional potential criticism, from the media, government personnel, and others. In addition, our work on public health threats has exposed us to governmental inquiries and investigations, including by Congress and other government agencies. For example, a joint panel of the U.S. House of Representatives launched an investigation into, among other things, the cause of the previously mentioned cross-contamination issues identified in a viral vaccine drug substance batch at the Baltimore Bayview facility. Such criticism can be particularly acute during a public health emergency like the COVID-19 pandemic. The unfavorable media coverage and increased government scrutiny, including the Congressional inquiry, could further harm our reputation, distract management’s attention from our operations, and impact our ability to attract and retain talent and result in further declines to our share price. We have already incurred significant legal costs to respond to government inquiries and are likely to incur additional costs. Any adverse actions by government authorities may result in significant civil or criminal fines or penalties, all of which could adversely impact our financial condition, operating results and cash flows.

We face product liability exposure, which could cause us to incur substantial liabilities and negatively

EMERGENT BIOSOLUTIONS INC.
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

EMERGENT BIOSOLUTIONS INC.
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
The Senior Secured Credit Facilities include a $450 million Term Loan Facility and the ability to borrow up to $600 million under our Revolving Credit Facility, of which we had outstanding borrowings of approximately $405.0 million and no outstanding balance, respectively, as of September 30, 2021. On August 7, 2020, we completed an offering of $450 million aggregate principal amount of Senior Unsecured Notes, of which $353 million of the net proceeds were used to pay down our Revolving Credit Facility. We may also seek additional debt financing to support our ongoing activities or to provide additional financial flexibility. Debt financing can have significant adverse consequences for our business, including:

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
If our capital resources are insufficient to meet our future capital requirements, we will need to finance our

EMERGENT BIOSOLUTIONS INC.
cash needs through public or private equity or debt offerings, bank loans or collaboration and licensing arrangements. In August 2021, we filed an automatic shelf registration statement, which immediately became effective under SEC rules. For so long as we continue to satisfy the requirements to be deemed a “well-known seasoned issuer” under SEC rules (which include, among other things, the timely filing of our reports under the Exchange Act and maintenance of at least $700 million of public float or issuing an aggregate amount of $1 billion of non-convertible securities, other than common stock, in registered offerings for cash during the past three years), this shelf registration statement, effective until August 9, 2024, allows us to issue an unrestricted amount of equity, debt and certain other types of securities through one or more future primary or secondary offerings. If we do not file a new shelf registration statement prior to August 9, 2024, the existing shelf registration statement will expire, and we will not be able to publicly raise capital or issue debt until a new registration statement is filed and becomes effective. There can be no assurance that we will be eligible to file an automatically effective shelf registration statement at a future date when we may need to raise funds publicly.
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

EMERGENT BIOSOLUTIONS INC.
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

EMERGENT BIOSOLUTIONS INC.

In recent years, some shareholders have placed increasing pressure on publicly traded companies in our industry and others to effect changes to corporate governance practices, executive compensation practices, social and environmental practices and to undertake certain corporate actions. This may be true even if they only hold a minority of shares. In addition, some institutional investors are increasingly focused on environmental, social and governance (ESG) factors. These investors may be seeking enhanced ESG disclosures or to implement policies adverse to our business. There can be no assurances that shareholders will not publicly advocate for us to make corporate governance changes or engage in certain corporate actions. Responding to challenges from shareholders, such as proxy contests, media campaigns or other public or private means, could be costly and time consuming and could have an adverse effect on our reputation and divert the attention and resources of management and our board, which could have an adverse effect on our business and operational results. Any such shareholder actions or requests, or the mere public presence of shareholders with a reputation for taking such actions among our shareholder base, could also cause the market price of our common stock to experience periods of significant volatility.

Fuad El-Hibri, executive chairman of our Board of Directors, has significant influence over us through his substantial beneficial ownership of our common stock, including an ability to influence the election of the members of our Board of Directors, or delay or prevent a change of control of us.
Mr. El-Hibri has the ability to significantly influence the election of the members of our Board of Directors due to his substantial beneficial ownership of our common stock. As of September 30, 2021, Mr. El-Hibri was the beneficial owner of approximately 9% of our outstanding common stock. As a result, Mr. El-Hibri could exercise substantial influence over corporate actions requiring board or stockholder approval, including a change of control, or any amendment of our certificate of incorporation or by-laws. The control by Mr. El-Hibri may prevent other stockholders from influencing significant corporate decisions. In addition, Mr. El-Hibri's significant beneficial ownership of our shares could present the potential for a conflict of interest.
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
Our stock price has been, and is likely to continue to be, volatile. The market price of our common stock could fluctuate significantly for many reasons, including in response to the risks described in this “Risk Factors” section, or for reasons unrelated to our operations, such as reports by industry analysts, investor perceptions or negative announcements by our customers, competitors or suppliers regarding their own performance, as well as industry conditions and general financial, economic and political instability. From November 15, 2006, when our common stock first began trading on the New York Stock Exchange, through October 29, 2021, our common stock has traded as high as $137.61 per share and as low as $4.17 per share. Due to fears associated with COVID-19, the stock market has recently experienced extreme volatility and the market for biopharmaceutical companies has generally experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price of our common stock may be influenced by many factors, including, among others:
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
GENERAL RISKS

EMERGENT BIOSOLUTIONS INC.
We have identified a material weakness in our internal control over financial reporting which could, if not remediated, result in material misstatements in our financial statements.
Our management is responsible for establishing and maintaining adequate internal controls over our financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act. As disclosed in Item 4 of Part I of this report, we have identified a material weakness in our internal control over financial reporting related to our technical accounting assessment of the BARDA COVID-19 Development Public Private Partnership and CDMO revenue contracts and related accounting judgments primarily focused on (a) the scoping of lease and non-lease components and (b) the recognition of revenue.

A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of the last day of the period covered by this report. We are actively engaged in implementing a remediation plan designed to address this material weakness. If the remedial measures are insufficient to address the material weakness or if additional material weaknesses or significant deficiencies in the internal controls are discovered or occur in the future, the consolidated financial statements may contain material misstatements and we could be required to restate our financial results. There can be no assurance that we will be successful in making these improvements and in remediating our current material weakness in a timely manner, or at all, and we may not prevent future material weaknesses from occurring.

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

EMERGENT BIOSOLUTIONS INC.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
Not applicable.
Use of Proceeds
Not applicable.
Purchases of Equity Securities
Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.
ITEM 6. EXHIBITS
The exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index immediately preceding the exhibits hereto.

EMERGENT BIOSOLUTIONS INC.
Exhibit Index

Exhibit Number	Description
10.1#†	Award/Contract (the BARDA AV7909 Contract), effective September 30, 2016, from the BioMedical Advanced Research and Development Authority to Emergent Product Development Gaithersburg Inc.
10.2#†	Modification No. 1, effective March 16 2017, to the BARDA AV7909 Contract.
10.3#†	Modification No. 2, effective August 29, 2018, to the BARDA AV7909 Contract.
10.4#†	Modification No. 11, effective September 30, 2021, to the BARDA AV7909 Contract.
10.5#†
Modification No. 24, effective February 2, 2021, to the Solicitation/Contract/Order for Commercial Items, effective December 8, 2016, from the Centers for Disease Control and Prevention to Emergent Biodefense Operations Lansing LLC.

10.6#†	Modification No. 25, effective September 29, 2021, to the CDC BioThrax Procurement Contract.
10.7#†
Modification No. 30, effective September 30, 2021, to the Award/Contract, effective June 15, 2012 (the BARDA ADM Contract), from the BioMedical Advance Research and Development Authority to Emergent Manufacturing Operations Baltimore LLC.

31.1 #	Certification of the Chief Executive Officer, pursuant to Exchange Act Rule 13a-14(a).
31.2 #	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).
32.1 #	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 #	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 #	The following financial information related to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statement of Changes in Stockholders' Equity; and (vi) the related Notes to the Condensed Consolidated Financial Statements.

104 #	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101.
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

EMERGENT BIOSOLUTIONS INC.

By: /s/ROBERT G. KRAMER Robert G. Kramer President, Chief Executive Officer and Director (Principal Executive Officer)

Date: November 5, 2021

By: /s/RICHARD S. LINDAHL Richard S. Lindahl Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Date: November 5, 2021