Form 10-K
period 2021-12-31
Emergent BioSolutions Inc.
filed 2022-02-25
CIK 1367644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number: 001-33137
EMERGENT BIOSOLUTIONS INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	14-1902018
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

400 Professional Drive, Suite 400
(Address of Principal Executive Offices)
Gaithersburg	MD	20879
(City)	(State)	(Zip Code)
Registrant's Telephone Number, Including Area Code: (240) 631-3200
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common stock, $0.001 par value per share	EBS	New York Stock Exchange
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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2021 was approximately $3.4 billion based on the price at which the registrant's common stock was last sold on that date as reported on the New York Stock Exchange.
As of February 18, 2022, the registrant had 50,501,421 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement for its 2022 annual meeting of stockholders scheduled to be held in May 2022, which is expected to be filed with the Securities and Exchange Commission not later than 120 days after the end of the registrant's fiscal year ended December 31, 2021, are incorporated by reference into Part II, Item 5. and Part III of this annual report on Form 10-K. With the exception of the portions of the registrant's definitive proxy statement for its 2022 annual meeting of stockholders that are expressly incorporated by reference into this annual report on Form 10-K, such proxy statement shall not be deemed filed as part of this annual report on Form 10-K.

EMERGENT BIOSOLUTIONS INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021

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
There are a number of important factors that could cause our actual results to differ materially from those indicated by such forward-looking statements, including, among others:
•the availability of U.S. Government (USG) funding for procurement of AV7909 (Anthrax vaccine adsorbed (AVA), adjuvanted) and/or BioThrax® (Anthrax Vaccine Adsorbed) or ACAM2000®, (Smallpox (Vaccinia) Vaccine, Live) and our other USG procurement and development contracts;
•our ability to meet our commitments to quality and manufacturing compliance at our manufacturing facilities, and the potential impact on our ability to continue production of bulk drug substance for Johnson & Johnson’s COVID-19 vaccine;
•the impact of a generic marketplace on NARCAN® (naloxone HCI) Nasal Spray and future NARCAN sales;
•our ability to perform under our contracts with the USG, including the timing of and specifications relating to deliveries;
•our ability to provide contract development and manufacturing (CDMO) services for the development and/or manufacture of product and/or product candidates of our customers at required levels and on required timelines;
•our ability to obtain and maintain regulatory approvals for our product candidates and the timing of any such approvals and our ability and the ability of our contractors and suppliers to maintain compliance with current good manufacturing practices and other regulatory obligations;
•our ability to negotiate additional USG procurement or follow-on contracts for our Public Health Threat (PHT) products that have expired or will be expiring;
•the negotiation of further commitments or contracts related to the collaboration and deployment of capacity toward future commercial manufacturing under our CDMO contracts;
•the results of pending shareholder litigation and government investigations and their potential impact on our business;
•our ability to comply with the operating and financial covenants required by our senior secured credit facilities (Senior Secured Credit Facilities) and our 3.875% Senior Unsecured Notes due 2028;
•the procurement of products by USG entities under regulatory exemptions prior to approval by the U.S. Food and Drug Administration (FDA) and corresponding procurement by government entities outside of the United States under regulatory exemptions prior to approval by the corresponding regulatory authorities in the applicable country;
•the full impact of COVID-19 disease (COVID-19) on our markets, operations and employees as well as those of our customers and suppliers;
•the impact on our revenues from and duration of declines in sales of our vaccine products that target travelers due to the reduction of international travel caused by the COVID-19 pandemic;
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
NOTE REGARDING TRADENAMES
Emergent®, BioThrax®, BaciThrax®,RSDL®, BAT®, Trobigard®, Anthrasil® , CNJ-016®, ACAM2000®, Vivotif®, Vaxchora®, NARCAN® and any and all Emergent BioSolutions Inc. brands, products, services and feature names, logos and slogans are trademarks or registered trademarks of Emergent BioSolutions Inc. or its subsidiaries in the United States or other countries. All other brands, products, services and feature names or trademarks are the property of their respective owners.

PART I
ITEM 1. BUSINESS
OVERVIEW
We are a global life sciences company focused on providing innovative preparedness and response solutions addressing accidental, deliberate and naturally occurring public health threats (PHTs). Our solutions include a product portfolio, a product development portfolio, and a CDMO services portfolio. The types of PHTs we are currently addressing are focused on the following five categories:

•chemical, biological, radiological, nuclear and explosives (CBRNE);
•emerging infectious diseases (EID);
•travel health;
•public health crises (such as the opioid crisis and the COVID-19 pandemic); and
•acute, emergency, and community care.

Our revenues are derived from a combination of the sale and procurement of our product/product candidate portfolio (described below), the provision of our CDMO services to external customers, and the securing of non-dilutive contract and grant funding for research and development (R&D) projects by us from various third-party sources.

OUR BUSINESS LINES

In the fourth quarter of 2021, we reorganized our operating structure such that we now operate under three separate business lines, each focused on distinct customer or market types. These three business lines are:

•the Government - Medical Countermeasures (MCM) business line;
•the Commercial business line; and
•the Services - CDMO business line.

In connection with the reorganization, we also centralized our R&D organization and established an enterprise-wide governance approach to managing our portfolio of R&D projects.

Government - MCM Business Line
Our Government - MCM business line focuses primarily on procurement of MCM products and procured product candidates by domestic and international government customers, with an emphasis on the USG, who is our largest customer. We also sell MCM products and procured product candidates to domestic and international non-government organizations and governments outside of the United States.
Commercial Business Line
Our Commercial business line primarily focuses on sales of NARCAN®(naloxone HCI) Nasal Spray and our travelers' vaccines. NARCAN® is sold commercially through physician-directed or standing order prescriptions at retail pharmacies and to state and local governments and first responders including police, firefighters and emergency medical teams. Our travelers' vaccines include Vaxchora® and Vivotif®, which are approved for use in the United States and other territories, and are sold primarily to private travel clinics, retail pharmacies and integrated hospital networks.
Services - CDMO Business Line
Our portfolio of CDMO services consists of three distinct but interrelated service pillars: development services (process and analytical development); drug substance manufacturing; and drug product manufacturing (fill/finish). These services, which we collectively refer to as a “molecule-to-market” offering, employ diverse technology platforms (mammalian, microbial, viral and plasma across a network of development and manufacturing sites operated by us. These CDMO services support all phases of the drug development life cycle, from pre-clinical development programs through commercial manufacturing of approved pharmaceutical products. The customer base for CDMO services is primarily innovators in the biotechnology and pharmaceutical segments, but also includes government sponsored entities as well as non-governmental organizations (NGOs).

OUR STRATEGY

Our ongoing five-year strategic plan, 2020-2024, is focused on leveraging core competencies, relationships and operating systems we have developed over the last 23 years and driving growth across various segments of the PHT market. The strategic plan specifies employing five core strategies. They are:

Execute Core Business — We are focused on continuing to build our leadership positions across several markets in the PHT space. These include, but are not limited to, MCMs, opioid rescue and travel health. Additionally, our Core Business includes our growing CDMO services. We believe our diversified portfolio of products and services, combined with our quality development and manufacturing services across a spectrum of differentiated and complex manufacturing processes position us for continued growth across the PHT landscape. Additionally, we will continue to leverage our specialized government relations and contracting operations to negotiate long-term, profitable procurement and development agreements that enable us to protect and enhance lives around the world and that help ensure sustainability of our business.

Grow Through Mergers and Acquisitions (M&A) — We have successfully executed and integrated several product and facility acquisitions that have increased our diversification, allowed expansion into new markets, and provided a differentiated R&D pipeline. We plan to continue to leverage our M&A and partnering strengths not only to solidify our leadership positions in the MCM market, but also to expand our businesses in PHT markets where the government is not the primary customer. We aim to accomplish this goal through a disciplined approach to acquiring accretive or clinical-stage assets and to forming partnerships that help us to achieve our strategic objectives.

Strengthen R&D Portfolio — We continue to focus on expanding and advancing our pipeline of vaccines and therapeutic product candidates, with the aim of developing differentiated products that address unmet needs in the PHT space. We fund our pipeline by investing our own funds and through securing government contracts, grants, or other non-dilutive funding. We plan to grow our R&D pipeline to expand our portfolio of marketed and procured PHT products.

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

Evolve the Culture --- We are proud of our heritage and the organization we have built, and further believe that the growth we are striving for requires continued improvement and refinement of the culture of the organization. We anticipate continuing to invest in the development of our people and our culture consistent with our values. We are committed to attracting, developing, and retaining the best talent reflecting a diversity of ideas, backgrounds, and perspectives and seek to demonstrate that commitment through our talent development strategy, processes and company-wide programs.

Assuming successful execution of this strategic plan, we anticipate total revenue in 2024 of at least $2 billion and an adjusted EBITDA margin1 in 2024 of 27-30%.

1 Adjusted EBITDA Margin is equal to Adjusted EBITDA divided by total revenue. Adjusted EBITDA is defined as net income before interest, taxes, depreciation, amortization and other specified items that can be highly variable or difficult to predict or to reflect the non-cash impact of charges or accounting changes.

PRIMARY PRODUCTS AND PRODUCT CANDIDATES
Government - MCM Business Line Products
The current portfolio of our Government - MCM business line consists of the following products:

GOVERNMENT - MCM PRODUCTS
Product	Indication(s)	Regulatory Approvals
ACAM2000®, (Smallpox (Vaccinia) Vaccine, Live)	Vaccine for active immunization against smallpox disease for persons determined to be at high risk for smallpox infection.	United States, Australia, Singapore
Anthrasil® [Anthrax Immune Globulin Intravenous (Human)]	Treatment of inhalational anthrax in adult and pediatric patients in combination with appropriate antibacterial drugs.	United States, Canada
BAT® [Botulism Antitoxin Heptavalent (A,B,C,D,E,F,G)-(Equine)]	Treatment of symptomatic botulism following documented or suspected exposure to botulinum neurotoxin serotypes A, B, C, D, E, F, or G in adults and pediatric patients.	United States, Canada, Ukraine, Singapore
BioThrax® (Anthrax Vaccine Adsorbed)
Vaccine for active immunization for the prevention of disease caused by Bacillus anthracis in persons 18 through 65 years of age. BioThrax is approved for:
1.Pre-exposure prophylaxis of disease in persons at high risk of exposure.
2.Post-exposure prophylaxis of disease following suspected or confirmed Bacillus anthracis exposure, when administered in conjunction with recommended antibacterial drugs.
United States, Canada, France (where it is known as BaciThrax®), Germany, Italy, the Netherlands, Poland, Singapore and UK
Raxibacumab injection, a fully human monoclonal antibody
Treatment of adult and pediatric patients with inhalational anthrax due to Bacillus anthracis in combination with appropriate antibacterial drugs and for prophylaxis of inhalational anthrax when alternative therapies are not available or are not appropriate.
United States
RSDL® (Reactive Skin Decontamination Lotion Kit)	Intended to remove or neutralize chemical warfare agents and T-2 Toxin from the skin.	United States (510k), Australia, Canada, European Union and Israel
Trobigard® atropine sulfate, obidoxime chloride auto-injector	Indicated for the emergency treatment of known or suspected exposure to nerve agents or toxic organophosphates in adults > 18 years of age.	Belgium*
VIGIV CNJ-016® [Vaccinia Immune Globulin Intravenous (Human)]
Treatment of complications due to vaccinia vaccination, including:
•Eczema vaccinatum
•Progressive vaccinia;
•Severe generalized vaccinia;
•Vaccinia infections in individuals who have skin conditions; and
•Aberrant infections induced by vaccinia virus (except in cases of isolated keratitis).
VIGIV is not indicated for postvaccinial encephalitis.
United States, Canada
*TROBIGARD is not approved by the FDA. It is only approved by the Belgian Health Authority but has been procured by various government buyers under special circumstances.

Description of MCM Products
ACAM2000®. ACAM2000 is a smallpox vaccine licensed by the FDA and is the primary smallpox vaccine designated for use in a bioterrorism emergency. ACAM2000 is also licensed in Australia and Singapore and is currently stockpiled both in the United States and internationally. Smallpox is a highly contagious disease caused by the Variola virus. According to the Centers for Disease Control and Prevention (CDC), it is one of the most devastating diseases with a mortality rate as high as 30%. The vaccine stimulates a person's immune system to develop antibodies and cells in the blood and elsewhere that can then help the body fight off a smallpox infection if exposure to smallpox occurs.
On September 3, 2019, we announced the award by the USG of a contract valued at up to approximately $2 billion over 10 years for the continued supply of ACAM2000 into the Strategic National Stockpile (SNS), assuming all contract options are exercised. This multiple-year contract is intended to support the replacement of the smallpox vaccine stockpile and included a one-year base period of performance in 2019 valued at approximately $170 million, and nine option years. The number of doses under the base period were delivered by year end 2019. On May 28, 2020, we announced the exercise by the U.S. Department of Health and Human Services (HHS) of the first contract option, valued at $176 million, to procure doses of ACAM2000. The number of doses under the first contract option were delivered by year end 2020. On July 13, 2021, we announced the exercise by HHS of the second contract option, valued at $182.2 million, to procure doses of ACAM2000. The actual number of ACAM2000 doses to be procured in the future is dependent on certain timing and tiered-pricing terms that are subject to the discretion of HHS.
Anthrasil®. Anthrasil is the only polyclonal antibody therapeutic licensed by the FDA for the treatment of inhalational anthrax. Anthrasil is licensed by the FDA for the treatment of inhalational anthrax in adult and pediatric patients in combination with appropriate antibacterial drugs. Anthrasil also received orphan drug designation for that indication, resulting in market exclusivity in the United States until March 2022. We currently have two contracts with HHS: a development and procurement contract that expires in September 2023, and a multiple award, indefinite delivery/indefinite quantity contract for the collection of anti-anthrax plasma, as well as the manufacture of such plasma into bulk drug substance and finished drug product and delivery of finished product into the SNS. This contract covers extended plasma storage, and the options for manufacturing and product delivery, which are available to be exercised by HHS through September 2023. In addition to domestic,
USG sales, Anthrasil has been sold to several foreign governments, including the Canadian government.
BAT®. BAT is the only equine plasma antitoxin licensed by the FDA and Health Canada for the treatment of all seven botulinum neurotoxin serotypes. BAT is licensed by the FDA for the treatment of symptomatic botulism following suspected or documented exposure to botulinum neurotoxin serotypes A, B, C, D, E, F or G in adults and pediatric patients. It is also licensed in Canada pursuant to Health Canada’s Extraordinary Use New Drugs regulations. BAT is also approved in Singapore and Ukraine. BAT is the only heptavalent botulism antitoxin available in the United States and Canada for treating naturally occurring botulism in adults or pediatric patients. Botulinum toxin is a nerve toxin produced by the bacterium Clostridium botulinum that causes botulism, a serious paralytic illness. On May 8, 2020, we announced the finalization of a previously announced contract with HHS, valued at up to $550 million, if all options under the contract are exercised. The contract has two deliverables. The first deliverable, negotiated in September 2019 and valued at up to approximately $90 million, is to supply annual doses of BAT into the SNS for 10 years by converting existing bulk drug substance into final drug product. This deliverable also includes options for additional doses valued at up to approximately $94 million over 10 years. The second deliverable, valued at up to approximately $366 million, is for the production of additional doses of bulk drug substance over 10 years to maintain the plasma collection and production capability for botulism response planning. In addition to domestic government sales, BAT continues to be sold internationally, with deliveries to over 16 foreign governments in 2021.

BioThrax®. BioThrax is the only vaccine licensed by the FDA for pre-exposure prophylaxis of anthrax disease in persons at high risk of exposure. BioThrax is also approved by the FDA for post-exposure prophylaxis administration in combination with antimicrobial therapy in the event of suspected or confirmed exposure to Bacillus anthracis. BioThrax was granted orphan drug designation (market exclusivity) for the post-exposure prophylaxis indication through November 2022; see “Regulation - Marketing Approval - Biologics, Drugs and Vaccines - Orphan Drugs” for a description of orphan drug status. Anthrax is a potentially fatal disease caused by the spore-forming bacterium, Bacillus anthracis. Inhalational anthrax is the most lethal form of anthrax. In the United States, BioThrax is administered in a pre-exposure prophylaxis setting by intramuscular injection as a three-dose primary series over a six-month period. Per the U.S. label, booster doses are administered 6 and 12 months after completion of the primary series and at 12- month intervals thereafter.

BioThrax is administered in a post-exposure prophylaxis setting as three subcutaneous injections two weeks apart in conjunction with recommended antibacterial drugs following suspected or confirmed Bacillus anthracis exposure. When we report the revenue associated with “anthrax vaccines,” it reflects the combined revenue from the procurement and sale of BioThrax as well as the product candidate AV7909 (described below).

In December 2016, we signed a follow-on contract with the CDC for the supply of up to approximately 29.4 million doses of BioThrax for delivery into the SNS, over a five-year period ending in September 2021. On September 29, 2021, we were granted a no-cost contract extension, which extended the date through which the USG may procure BioThrax to March 31, 2022.

Raxibacumab injection, a fully human monoclonal antibody. Our raxibacumab product is the first fully human monoclonal antibody therapeutic licensed by the FDA for the treatment and prophylaxis of inhalational anthrax due to Bacillus anthracis. Our raxibacumab product is indicated for the treatment of adult and pediatric patients with inhalational anthrax in combination with appropriate antibacterial drugs and for prophylaxis of inhalational anthrax when alternative therapies are not available or appropriate. We assumed responsibility for a multi-year contract with the Biomedical Advanced Research and Development Authority (BARDA) from Human Genome Sciences, Inc. and GlaxoSmithKline LLC (collectively referred to as GSK) to supply the product to the SNS through November 2019. All deliveries under this contract are complete.
RSDL®. RSDL is the only medical device cleared by the FDA that is intended to remove or neutralize chemical warfare agents from the skin, including tabun, sarin, soman, cyclohexyl sarin, VR, VX, mustard gas and T-2 toxin. RSDL has also been cleared as a medical device by Health Canada, has a current European Conformity (CE) mark under European Directives, and is licensed by the Israel Ministry of Health and by Australia's Therapeutic Goods Administration. To date, the principal customers for RSDL have been agencies of the USG, including the Department of Defense (DoD) and the National Guard. Our current contract with the DoD, awarded in September 2017, is a five-year contract valued at up to approximately $171 million to supply RSDL for use by all branches of the U.S. military. In addition to the DoD and other USG agencies, beginning in 2017, we made RSDL available for the first time for purchase by civilians in the United States. We have also sold RSDL to 33 foreign countries outside the United States, since the device was cleared in 2003.
Trobigard® atropine sulfate, obidoxime chloride auto-injector. TROBIGARD was approved by the Federal Agency for Medicines and Health Products of the Belgium Health Authority on February 18, 2021. TROBIGARD is not currently approved or cleared by the FDA. TROBIGARD is only distributed to authorized government buyers for use outside the United States. In Belgium, the TROBIGARD Auto-injector is indicated for the emergency treatment of known or suspected exposure to nerve agents or toxic organophosphates in adults (age 18 and up). In February 2019, Emergent was awarded a 10-year contract, valued at up to approximately $100 million, by the U.S. Department of State, to deliver our TROBIGARD product, training auto-injectors and RSDL for emergency use outside of the United States. The contract consists of a five-year base period of performance with five one-year option periods.
VIGIV CNJ-016®. VIGIV is the only polyclonal antibody therapeutic licensed by the FDA and Health Canada to address certain complications from replicating virus smallpox vaccination. The principal customer for VIGIV is the USG, specifically HHS. In June 2019, we announced a contract award by HHS valued at approximately $535 million over 10 years for the continued supply of VIGIV into the SNS for smallpox preparedness. VIGIV has also been procured by a limited number of foreign governments.

Commercial Business Line Products
The current portfolio of our Commercial business line consists of the following products:

COMMERCIAL PRODUCTS
Product	Indication(s)	Regulatory Approvals
NARCAN®(naloxone HCI) Nasal Spray	Emergency treatment of known or suspected opioid overdose as manifested by respiratory and/or central nervous system depression.	United States, Canada
Vaxchora® (Cholera Vaccine Live Oral)	Vaccine indicated in the United States for active immunization against disease caused by Vibrio cholerae serogroup 01 in persons 2 through 64 years of age traveling to cholera-affected areas.	United States, EU
Vivotif® (Typhoid Vaccine Live Oral Ty21a)	For immunization of adults and children greater than 6 years of age against disease caused by Salmonella typhi.	United States, Austria, Australia, Belgium, Canada, Czech Republic, Denmark, France, Finland, Germany, Italy, Luxembourg, Malaysia, the Netherlands, New Zealand, Norway, Poland, Portugal, Singapore, Slovakia, South Korea, Spain, Sweden, Switzerland and UK
Description of Commercial Business Line Products
NARCAN®. NARCAN, a product we obtained in connection with our acquisition of Adapt Pharma Inc. in 2018, is an intranasal formulation of naloxone approved by the FDA and Health Canada for the emergency treatment of known or suspected opioid overdose as demonstrated by respiratory and/or central nervous system depression. The primary customers for NARCAN are state health departments, local law enforcement agencies, community-based organizations, substance abuse centers, federal agencies and consumers through pharmacies fulfilling physician-directed or standing order prescriptions. We completed two important product life cycle improvements in 2020. First, we launched the Generation II NARCAN device, which has a claim for enhanced temperature excursions and storage below 25°C. Second, we gained FDA approval for an extension of the shelf life of NARCAN from 24 months to 36 months.
In addition, we have also secured an agreement with Sandoz Inc. (Sandoz) to distribute an authorized generic naloxone nasal spray, which was launched in December 2021 and will be available in the United States via retail pharmacies and institutions, including hospitals.
Vaxchora®. Vaxchora is a live attenuated cholera vaccine for oral administration and the first vaccine approved by the FDA for the prevention of cholera infection. Cholera is a potentially life-threatening bacterial infection that occurs in the intestines and causes severe diarrhea and dehydration. It has a low incidence in the United States and Europe, but a high incidence in Africa, Southeast Asia, and other locations around the world. These areas have historically drawn travelers from the United States and Europe, so cholera can occur in patients who return to the United States or Europe from visits to these regions. Vaxchora is approved in the United States for active immunization against disease caused by V. cholerae serogroup 01 in persons 2 to 64 years of age traveling to cholera-affected areas. Vaxchora is indicated in the EU for active immunization against disease caused by V. cholerae serogroup 01 in adults and children aged 2 years and older.
We have marketed Vaxchora to a subset of travelers primarily from the United States. Our sales of Vaxchora were diminished in 2020 and 2021 due to the broad disruption to travel caused by the COVID-19 pandemic. We expect limited sales to resume in 2022 in line with limited anticipated return to international travel.

Vivotif®. Vivotif is a live attenuated vaccine for oral administration to prevent typhoid fever. Typhoid fever is a potentially severe and occasionally life-threatening febrile illness caused by Salmonella enterica serotype Typhi, a bacterium that only lives in humans. It is usually acquired by consumption of water or food that has been contaminated by feces of an infected person. Travelers from North America and Europe going to Asia, Africa, and Latin America have historically been particularly at risk.
We have marketed Vivotif to a subset of travelers primarily from the United States and the European Union. Our sales of Vivotif were diminished in 2020 and 2021 due to the broad disruption to travel caused by the COVID-19 pandemic. We expect limited sales to resume in 2022 in line with limited anticipated return to international travel.
Product Candidates
The chart below highlights our product candidates:

PRODUCT CANDIDATES
Product Candidate	Target Indication
AP003 (Naloxone multidose nasal spray)	Emergency treatment of known or suspected opioid overdose as demonstrated by respiratory and/or central nervous system depression.
AP007 (Sustained release nalmefene injectable)	Treatment of Opioid Use Disorder in combination with a comprehensive management program that includes psychosocial support.
AV7909 (Anthrax Vaccine Adsorbed, Adjuvanted)
Post-exposure prophylaxis of disease following suspected or confirmed exposure to Bacillus anthracis in persons 18 through 65 years of age when administrated in conjunction with recommended antibacterial drugs (currently procured by the USG prior to approval by the FDA and included in revenue for Anthrax Vaccines).

CGRD-001 (Pralidoxime chloride/atropine auto-injector)	Treatment of poisoning by organophosphorus nerve agents or organophosphorus compounds.
CHIKV VLP Chikungunya virus VLP vaccine	Active immunization to prevent disease caused by Chikungunya virus.
COVID-HIG (Human polyclonal hyperimmune with antibodies to SARS-CoV2)	Early treatment of COVID-19 disease in outpatients.
EGRD-001 (Diazepam auto-injector)	Adjunct treatment in status epilepticus and severe recurrent convulsive seizures caused by nerve agent poisoning.
SIAN (stabilized isoamyl nitrite)	Antidote for initial treatment of certain or suspected acute cyanide poisoning. Standard of care supportive measures should be applied as appropriate. SIAN is not a substitute for ongoing emergency medical care.
UniFlu (Universal influenza vaccine)	Intended to induce broad and supra-seasonal immunity against influenza A and B viruses.

Description of Product Candidates
AP003. AP003 (Naloxone multidose nasal spray) is being developed for the emergency treatment of a known or suspected opioid overdose, as manifested by respiratory and/or central nervous system depression. Naloxone hydrochloride is an opioid antagonist that is intended to antagonize opioid effects by competing for the same receptor sites. Naloxone hydrochloride is intended to reverse the effects of opioids, including respiratory depression, sedation, and hypotension. It is also intended to reverse the psychotomimetic and dysphoric effects of agonist-antagonists such as pentazocine.

AP007. AP007 (Sustained release Nalmefene Injectable) is being developed for the treatment of opioid use disorder. AP007 is an extended-release formulation of Nalmefene, an opioid receptor antagonist, intended to continually release an effective dose of Nalmefene for up to three months and to be administered through intramuscular injection.

AV7909. We are developing AV7909, an anthrax vaccine product candidate based on anthrax vaccine adsorbed combined with an adjuvant for post-exposure prophylaxis of disease following suspected or confirmed exposure to Bacillus anthracis in persons 18 through 65 years of age when administered in conjunction with recommended antibacterial drugs. In 2021, AV7909 was granted orphan drug designation by the FDA. Studies have shown that AV7909 elicits a stronger immune response using fewer doses than BioThrax, allowing patients to reach a protective level of immunity more rapidly. AV7909 is expected to provide protection with a two-dose regimen (versus the BioThrax three-dose regimen) for post-exposure prophylaxis of anthrax disease, when administered in combination with the recommended antibacterial drugs. In September 2016, we signed a combination development and procurement contract with BARDA, which included a five-year base period of performance to develop AV7909 for post-exposure prophylaxis of anthrax disease and to deliver to the SNS an initial two million doses, subsequently modified to three million doses in March 2017. The contract also includes procurement options for the delivery of an additional 7.5 million to 50 million doses of AV7909 into the SNS and options for an additional clinical study and post marketing commitments. In 2019, we initiated and completed enrollment of a Phase 3 study; the 3,850 subject trial evaluating safety, immunogenicity and lot consistency was completed in 2020. In collaboration with us, the CDC filed with the FDA a pre-Emergency Use Authorization (EUA) submission package related to AV7909. Following this submission, BARDA began procuring AV7909, exercising its first contract option in July 2019 (valued at approximately $261 million) to procure doses to be delivered to the SNS through June of 2020, its second contract option in June 2020 (valued at $258 million) to procure additional doses of AV7909 for delivery into the SNS over 12 months and, most recently, in September 2021 funding another contract option (valued at approximately $399 million) to deliver doses of AV7909 to the SNS over 18 months. In December 2021, we commenced our submission of a BLA for AV7909 to the FDA, although there can be no assurance it will be approved by the FDA. When we report the revenue associated with “anthrax vaccines,” it reflects the combined revenue from the procurement and sale of AV7909 as well as BioThrax (described above).

CGRD-001. The CGRD-001 auto-injector is being developed for treatment of poisoning by organophosphorus nerve agents, as well as organophosphorus compounds, in an auto-injector for protection of soldiers and first responders. CGRD-001 is being developed as an auto-injector capable of delivering intramuscular 2-PAM (600 mg) and atropine (2 mg) through self- or buddy-aid to service members following nerve agent exposure.

CHIKV VLP. We are developing a chikungunya virus (CHIKV) virus-like particle (VLP) vaccine candidate, CHIKV VLP, to be administered as a single dose for active immunization against chikungunya disease. There is currently no licensed vaccine, VLP or otherwise, to prevent chikungunya virus disease. The structure of the CHIKV VLP is nearly identical to the wild-type virus but does not pose a risk of replication. Studies conducted by the National Institute of Allergy and Infectious Diseases (NIAID) Vaccine Research Center and Emergent have shown that the CHIKV VLP vaccine is safe and elicits high titer neutralizing antibodies, which are needed to protect against chikungunya virus. In 2021, we initiated a Phase 3 clinical trial for CHIKV VLP. Our CHIKV VLP vaccine candidate received Breakthrough Therapy designation and Fast Track designation from the FDA in October 2020 and May 2018, respectively, and PRIME designation from the European Medicines Agency (EMA) in September 2019.

COVID-HIG. COVID-HIG is a fully human polyclonal antibody therapeutic product candidate made from plasma with high titers to SARS-CoV-2. COVID-HIG is being developed as a potential treatment of COVID-19 disease in SARS-CoV-2 positive outpatients who are at high risk of progression to severe disease. In collaboration with NIAID and BARDA, Emergent is currently participating in an international Phase 3 clinical trial in outpatients known as INSIGHT-012. With DoD funding, in 2021, we initiated a Phase 1 clinical study evaluating alternate routes of administration (low-dose IV, subcutaneous, and intramuscular) to enable broader access to treatment. COVID-HIG has been provided under emergency

Investigational New Drug (IND) to treat hospitalized patients in need.

EGRD-001. The EGRD-001 auto-injector is being developed for treatment of status epilepticus and severe recurrent convulsive seizures caused by nerve agent poisoning, in an auto-injector for protection of soldiers and first responders. EGRD-001 is being developed as an auto-injector capable of delivering intramuscular Diazepam (10 mg) through buddy-aid to service members who are actively seizing.

SIAN. We are developing SIAN (stabilized Isoamyl nitrate) as an antidote for initial treatment of acute poisoning of cyanide that is judged to be serious or life threatening. The USG's 2015 Public Health Emergency Medical Countermeasure Enterprise Strategy and Implementation Plan identifies cyanide (CN) as a high-priority threat. Historically, CN has been used as a chemical warfare agent and could be an agent for a terrorist attack. CN also represents a threat from accidental poisoning, such as industrial accidents or exposure during building fires. This BARDA-funded medical countermeasure will see the development of a single-use intranasal spray device that can be rapidly deployed and easily dispensed so that it will deliver SIAN following a cyanide incident or in a mass exposure setting.

UniFlu. We are developing a universal influenza vaccine candidate based on a nanoparticle vaccine that self-assembles during production and that displays a cross-reactive hemagglutinin (HA) antigen for active immunization against influenza virus A and B. The self-assembling HA stabilized stem nanoparticle technology was developed by and licensed from the NIAID Vaccine Research Center. Using this technology, a universal influenza vaccine could be designed to confer protection against divergent, constantly evolving strains and subtypes of influenza virus. In 2021, we initiated a phase 1 study designed to demonstrate safety, tolerability, and immunogenicity of the influenza virus A components of the vaccine candidate with future studies planned to investigate additional components for full coverage against all influenza virus A and B strains.

Description of Services

Services - CDMO Business Line. Our CDMO Services business line is based on our established development and manufacturing infrastructure, technology platforms and expertise, as well as continuing capital expenditure projects to expand our capabilities and increase capacity.

Our CDMO Services business line consists of development services, bulk drug substance manufacturing, fill, finish, and packaging of final drug product. Collectively, this portfolio of services provides “molecule-to-market” solutions to clients engaged in all stages of drug development and commercialization. These services are provided to innovator biopharmaceutical companies and NGOs. The biologics technology platforms consist of mammalian, microbial, viral and plasma.
We have ten development and manufacturing sites spread across multiple locations in the United States and internationally. Six of these sites currently provide CDMO services to customers and the others are either ready now or in various stages of investment to advance them for servicing CDMO customers.

•Our Winnipeg and Gaithersburg sites house our development services expertise;
•Our Bayview, Lansing, Winnipeg, San Diego, Bern and Canton sites house our drug substance expertise; and
•Our Camden, Winnipeg, Rockville and Hattiesburg sites house our drug product and packaging expertise.

We currently have over 60 active CDMO customers. Below is a description of the most significant CDMO arrangements that were active during the fiscal year ended December 31, 2021.

Johnson & Johnson COVID-19 Vaccine Arrangement. On July 2, 2020, we executed a large-scale drug substance manufacturing agreement related to Johnson & Johnson's lead COVID-19 vaccine candidate, with an initial term based on volume, valued at approximately $480 million, with an option for an additional three year term to provide capacity to support volume commitments. This agreement was preceded by an agreement valued at approximately $135 million to provide CDMO services and capacity reservation to Johnson & Johnson.

AstraZeneca COVID-19 Vaccine Arrangement. On July 26, 2020, following BARDA's direction to release capacity at our Bayview facility to AstraZeneca, we executed a large-scale manufacturing agreement with AstraZeneca for their COVID-19 vaccine candidate. The Company, at the direction of AstraZeneca, ceased manufacturing of the AstraZeneca product in April 2021. The Company is working with AstraZeneca to wind down the agreement.

Providence Therapeutics Vaccine Arrangement. On September 14, 2021, we entered into a five-year CDMO services agreement with Providence Therapeutics to support Providence’s COVID-19 messenger RNA (mRNA) vaccine development and manufacturing at our Winnipeg site. The agreement is valued at approximately $90 million, covering manufacturing services, studies to support global supply chain activities, as well as facility and equipment investments.

BARDA Center for Innovation in Advanced Development and Manufacturing Relationship. In 2012, we entered into the Center for Innovation in Advanced Development and Manufacturing (CIADM) Contract with the US Government, a 25-year agreement with BARDA under which we would prepare a facility to be able to manufacture 50 million doses of influenza vaccine in four months in the case of a pandemic. Since that time, we have invested over $200 million of our own funds towards readiness of the facility. In mid 2020, following declaration of a public health emergency due to the COVID-19 pandemic, BARDA issued task orders under this agreement to reserve capacity at the facility to control which vaccine candidates would be manufactured in the facility’s reserved space. On November 1, 2021, we entered into contract modifications (the Modifications) with BARDA under which we mutually agreed to terminate the CIADM, along with all associated task orders, including the task order issued on May 30, 2020 to reserve capacity and expand manufacturing of drug substance for third-party COVID-19 vaccine candidates. The Modifications reduced the total contract value to be realized under the task orders to $470.9 million from $650.8 million. The total base CIADM Contract value to be realized was reduced to $140.5 million from $163.2 million. Other than customary post-termination activities, there are no ongoing obligations related to these contracts.

Marketing and Sales
We have dedicated sales channels for each of our business lines.
Government - MCM Business Line.
We partner with stakeholders in the USG and domestic NGOs to support procurement of our MCM products and procured product candidates.
We also partner with foreign governments as well as NGOs to support procurement of MCM products and procured product candidates internationally.
Our specialized team has expertise and experience in the public and private sector, dealing with counterterrorism, CBRNE preparedness and public health.
Commercial Business Line.
NARCAN is sold directly to state and local governments and used by first responders, including: police, firefighters and emergency medical teams. In addition, NARCAN is dispensed to patients at risk of an opioid overdose through retail pharmacies as prescribed by a physician.

Vivotif® and Vaxchora® are vaccines intended for use by travelers heading to regions where there is a risk of exposure to certain infectious diseases and, therefore, are sold to channels that address travel health. We sell to both wholesalers and distributors as well as directly to healthcare practitioners. The primary commercial customers of Vivotif and Vaxchora are private travel clinics, retail pharmacies and integrated hospital networks. Sales of these products were significantly reduced in 2020 and 2021 due to the broader disruption to travel caused by the COVID-19 pandemic. We expect limited sales to resume in 2022 in line with limited anticipated return to international travel.

Services - CDMO Business Line.
We market our CDMO services to the global pharmaceutical and biotechnology industry and government/NGOs. We also provided CDMO services to the USG, which ended in 2021. Our CDMO services are supported by a dedicated group of sales and business development, marketing, customer experience, and commercial operations professionals qualified to represent our full breadth of service offerings to the global pharmaceutical and biotechnology industry and governments/NGOs.
Competition
Our products and any product or product candidate that we acquire or successfully develop and commercialize are likely to compete with current products and product candidates that are in development for the same indications. Specifically, the competition for our products and product candidates includes the following:
•AV7909 and BioThrax. AV7909 and BioThrax are currently procured, primarily by the USG, for prevention of anthrax disease. While there are no vaccines, other than BioThrax, approved by the FDA for prevention of anthrax disease, and none other than AV7909 and BioThrax that have been procured by the SNS, we face potential future competition for the supply of anthrax vaccines if the USG chooses to procure products or product candidates for any programs currently in development. Altimmune, Inc., GC Pharma, Blue Willow Biologics, and Greffex are each currently developing anthrax vaccine product candidates, which are in various stages of clinical development. Of the product candidates, Altimmune and Blue Willow Biologics have completed Phase 1 trials.
•NARCAN®. NARCAN is the first FDA-approved intranasal naloxone spray for the emergency reversal of opioid overdoses. Teva Pharmaceuticals Industries Ltd. and its Canadian affiliate (collectively, Teva) have filed applications for generic versions of an intranasal naloxone spray based on NARCAN with the FDA and Health Canada. Teva recently launched its generic naxolone nasal spray in the United States. NARCAN also faces branded competition from other injectable naloxone, auto-injectors and improvised nasal kits, including Kloxxado™ (naloxone HCI) nasal spray 8 mg, a branded product developed by Hikma Pharmaceuticals, Inc. which delivers a higher dose naloxone nasal spray. Amphastar Pharmaceuticals, Inc.'s naloxone injection product, Teleflex Medical Inc's Intranasal Mucosal Atomization Device and Zimhi™ (naloxone), a branded injectable product developed by Adamis. In addition, Orexo AB and Harm Reduction Therapeutics both have development programs for naloxone nasal spray formulations intended for use in opioid overdose reversal. NARCAN may face additional generic and branded competition in the future.
•ACAM2000®. ACAM2000 faces competition from JYNNEOSTM, which is licensed by the FDA for the prevention of smallpox and monkeypox disease in adults 18 years of age and older determined to be at high risk for smallpox or monkeypox infection. JYNNEOS is also approved in Canada and in the European Union under the trade names IMVAMUNE® and IMVANEX®, respectively. ACAM2000 remains the primary smallpox vaccine stockpiled by the USG and offers key features for public health mass vaccination programs that are critical, including a single dose vaccination schedule and multi-dose vial presentation. While therapeutics generally do not compete directly with vaccines, our sales to the USG are dependent upon U.S. policy of stockpiling vaccines for emergency use. There are two approved smallpox therapeutics medicines in the United States made by SIGA Technologies, Inc. (SIGA) and Chimerix (TEMBEXA®)and in the event USG policy regarding smallpox vaccine and therapeutic stockpiling was to change, our sales could be adversely affected.
•Raxibacumab injection, a fully human monoclonal antibody and Anthrasil®. Our raxibacumab product is the first FDA licensed fully human anthrax monoclonal antibody therapeutic and Anthrasil is the only polyclonal antibody therapeutic licensed by the FDA and Health Canada for the treatment of inhalational anthrax in adult and pediatric patients in combination with appropriate antibacterial drugs. Elusys Therapeutics, Inc. has obtained FDA licensure for Anthim® (obiltoxaximab) injection, a chimeric (or partially human) antibody indicated for the treatment and prophylaxis of inhalational anthrax. Obiltoxaximab is also approved in Canada and the EU.
•BAT®. Our botulinum antitoxin immune globulin product is the only heptavalent antitoxin licensed by the FDA and Health Canada for the treatment of symptomatic botulism for all seven botulinum neurotoxin serotypes. Direct competition is currently limited.
•CNJ-016®. Our VIGIV product is the only therapeutic licensed by the FDA and Health Canada to address adverse events from smallpox vaccination with replicating virus smallpox vaccines. While direct competition in terms of the treatment of smallpox vaccination side effects is limited, SIGA has obtained FDA approval for TPOXX® (tecovirimat), an oral therapy for the treatment of smallpox disease TPOXX is currently procured by the SNS. Chimerix has also recently been granted FDA approval for TEMBEXA®(brincidofovir) tablets and oral suspension approval for the treatment of smallpox.
•RSDL®. In the United States, the RSDL Kit is the only medical device cleared by the FDA to remove or neutralize chemical warfare agents and T-2 toxin from the skin. Internationally, various Ministries of Defense have procured Fullers Earth, Dutch Powder and French Powder as a preparedness countermeasure for the decontamination of liquid chemical weapons from the skin.
•Trobigard® atropine sulfate, obidoxime chloride auto-injector. In the United States, Meridian Medical Technologies has been the primary supplier of nerve-agent antidote auto-injectors. In the United States and internationally, there have been supply disruptions of Meridian Medical Technologies auto-injectors leading to shortages of these emergency use devices. The USG has funded the development of a number of nerve agent antidote auto-injectors including development programs at Emergent, Aktiv Pharma Group, Kaleo and others. Outside of the United States there are a number of suppliers of these devices though few with approvals from national or regional regulatory authorities.
•Vivotif®. Vivotif is the only FDA-approved oral typhoid vaccine. In the markets where Vivotif is licensed, it competes primarily with Sanofi Pasteur’s Typhim VI® vaccine, an injectable polysaccharide typhoid vaccine.
•Vaxchora®. In the United States, Vaxchora is the only FDA-licensed vaccine available indicated to prevent cholera. Vaxchora is the only single dose cholera vaccine in the EU and is subject to competition by Valneva’s Dukoral® two-dose cholera vaccine in the EU.
Services - CDMO Business Line
We also compete for CDMO services with a number of biopharmaceutical product R&D organizations, contract manufacturers of biopharmaceutical products, other embedded CDMO organizations, and university research laboratories.
•Companies with which we compete for CDMO services include, among others: Lonza Group Ltd., Catalent, Inc., Thermo Fisher Scientific, Curia Global, Inc., Charles River Laboratories, Avid Bioservices, KBI Biopharma, Vetter Pharma, and FUJIFILM Dionsynth Biotechnologies. We also compete with in-house research, development and support service departments of other biopharmaceutical companies.
Geographical Reliance
For the years ended December 31, 2021, 2020 and 2019, the Company's revenue from U.S. customers as a percentage of total revenues were 92%, 93% and 90%, respectively.
MANUFACTURING OPERATIONS
Our development and manufacturing network allows us to deploy capabilities and capacity for clinical and commercial supply needs.
Supplies and Raw Materials
We currently rely on contract manufacturers and other third parties to manufacture some of the supplies we require for pre-clinical studies and clinical trials, as well as supplies and raw materials used in the production of our products. Typically, we acquire these supplies and raw materials on a purchase order basis and, when possible, in quantities we believe adequate to meet our needs. We obtain Alhydrogel® adjuvant 2%, used to manufacture AV7909 and BioThrax, from a single-source supplier for which we currently have no alternative source of supply. However, we maintain stored supplies of this adjuvant in quantities believed to be sufficient to meet our expected manufacturing needs. We also utilize single-source suppliers for other raw materials in our manufacturing processes.
We utilize single source suppliers for all components of NARCAN. It is manufactured by a third party, which operates a full service offering from formulation to final packaging. Materials for production of NARCAN, such as the naloxone active pharmaceutical ingredient and other excipients, along with the vial, stopper and device are produced around the world by other third parties and delivered to the primary manufacturer and released to manufacturing following appropriate testing.
We rely on single source suppliers for our plasma collection to support the Anthrasil, VIGIV and BAT programs. We work closely with our suppliers for these specialty programs and operate under long term agreements. We order quantities of material in advance in quantities believed to be sufficient to meet upcoming demand requirements.
The rapid demand for COVID-19 vaccines and therapeutics in light of the current pandemic has caused significant demand for raw materials for the vaccine and therapeutics we are manufacturing. Furthermore, competition for limited supplies of such raw materials from other manufacturers of COVID-19 vaccines and therapeutics may limit our ability to manufacture on a timely basis.

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
USG agencies routinely audit and investigate government contractors for compliance with applicable laws and standards. Our role and status as a large government supplier to HHS, particularly BARDA and the SNS, increases the likelihood of Congressional review and oversight. The oversight and regulations we are subject to can impose stricter penalties than those normally applicable to commercial contracts, such as criminal and civil liability and suspension and debarment from future government contracting. In addition, pursuant to various regulations, our government contracts can be subject to unilateral termination or modification by the government for convenience, detailed auditing and accounting systems requirements, statutorily controlled pricing, sourcing and subcontracting restrictions and statutorily mandated processes for adjudicating contract disputes.

The Project BioShield Act of 2004. The Project BioShield Act of 2004 (Project BioShield) was enacted to augment market incentives for companies pursuing the development of MCMs of which the government is the only significant market. Project BioShield provided $5.6 billion over 10 years to develop, purchase, and stockpile MCMs for use in a public health emergency against chemical, biological, radiological, and nuclear (CBRNE) agents.

The Pandemic and All Hazards Preparedness Act of 2006 and Reauthorization Acts. The Pandemic and All Hazards Preparedness Act of 2006 (PAHPA) established a new Assistant Secretary for Preparedness and Response (ASPR) within HHS and provided new authorities for a number of programs, including the creation of BARDA for the advanced research and development and procurement of MCMs for CBRNE. The Pandemic All Hazards Preparedness Reauthorization Act of 2013 (PAHPRA) continued BARDA’s role and reauthorized Project BioShield funding through fiscal year 2018 and provided BARDA with additional appropriations to support advanced R&D. The Pandemic and All-Hazards Preparedness and Advancing Innovation Act of 2019 (PAHPAIA) reauthorized Project BioShield’s special reserve fund and authorized 10-year funding for product development. BARDA has used the incentives under Project BioShield and subsequent reauthorizations of it to build a robust pipeline of MCMs for multiple CBRNE threat agents. It has also procured and stockpiled many of our related products for potential use in the event of a PHT emergency, including BioThrax, ACAM2000, Anthrasil, BAT, VIGIV and raxibacumab.

Funding for BARDA is provided by annual appropriations by Congress. Congress appropriates annual funding for procurements of MCMs for the SNS (currently managed by ASPR) and for the NIAID to conduct biodefense research. This appropriation funding supplements amounts available under Project BioShield.

Emergency Use Authorization
As amended by Project BioShield and subsequent legislation, including PAHPRA and the 21st Century Cures Act, the FDCA permits the Secretary of HHS to authorize the introduction into interstate commerce of unapproved MCMs, or approved MCMs for unapproved uses, in the context of an actual or potential emergency that has been declared by designated government officials (known as emergency use). The types of emergencies that trigger these authorities include public health emergencies announced by the Secretary of HHS, military emergencies announced by the Secretary of Defense, domestic emergencies announced by the Secretary of Homeland Security, and the identification of a material threat pursuant to Section 319-F-2 of the Public Health Service Act (PHSA) that is sufficient to affect national security or the health and security of United States citizens living abroad. After one of the emergencies has been announced, the Secretary of HHS may authorize the issuance of, and the FDA Commissioner may issue, EUAs for the use of specific products based on criteria established by statute, including that the product at issue may be effective in diagnosing, treating, or preventing serious or life-threatening diseases or conditions caused by CBRNE threat agents when there are no adequate, approved, and available alternatives. EUAs are subject to additional conditions and restrictions, are product-specific, and terminate when the emergency determination underlying the EUA terminates.
Under PAHPRA, the USG may also, at its discretion, purchase critical biodefense products for the SNS prior to FDA approval after the filing of a pre-EUA application with the FDA. BARDA is currently procuring AV7909 from us pursuant to this authority, a product candidate which has not yet been approved by the FDA.
Public Readiness and Emergency Preparedness Act. The Public Readiness and Emergency Preparedness Act (PREP Act) creates liability immunity for manufacturers of MCMs when the Secretary of HHS issues a declaration for their manufacture, administration or use. A PREP Act declaration is intended to provide liability immunity from claims under federal or state law for loss arising out of the administration or use of a covered MCM under a government contract. The only statutory exception to this immunity is for actions or failures to act that constitute willful misconduct. The Secretary of HHS has issued PREP Act declarations identifying BioThrax, ACAM2000, raxibacumab, Anthrasil, BAT and VIGIV, as covered MCMs. These declarations expire in 2022.
Support Anti-Terrorism by Fostering Effective Technology Act of 2002 (SAFETY Act). The SAFETY Act was enacted to create liability limitations for qualifying anti-terrorism technologies for claims arising from or related to an act of terrorism. Renewal of coverage of BioThrax under the SAFETY Act is pending. Even if we renew coverage of the SAFETY Act for BioThrax and RSDL, such benefits may not provide adequate protection from all claims made against us.
Product Development for Therapeutics and Vaccines
Pre-Clinical Testing. We generally perform pre-clinical safety and efficacy testing on our product candidates before we initiate clinical trials.
Animal Rule. Conducting controlled clinical trials with human patients to determine efficacy may sometimes be unethical or unfeasible. In such circumstances, products may be approved under the FDA’s “Animal Rule.” According to the FDA, this regulatory pathway can only be pursued if conducting human efficacy studies is unethical and field trials, after an accidental or deliberate exposure, are not feasible. Under the “Animal Rule,” under some circumstances, approval of product candidates can be based on clinical data from trials in healthy subjects that demonstrate adequate safety and immunogenicity as well as efficacy data from animal studies.

Investigational New Drug Application. Before clinical testing may begin, the results of pre-clinical testing and other available clinical data and manufacturing information must be submitted to the FDA as part of an Investigational New Drug (IND) application. The data must provide an adequate basis for evaluating both the safety and the scientific rationale for the initial clinical studies. The FDA may impose a full or partial clinical hold on clearance of an IND pending receipt of additional information.

Clinical Trials. Clinical trials involve administration of a product candidate to healthy human volunteers or patients under the supervision of a qualified physician under a regulatory agency approved protocol for the country in which the human trial is to be conducted. Human clinical trials typically are conducted in the following three sequential phases.

•Phase 1 involves introduction of the drug into healthy human subjects to assess safety, metabolism, pharmacokinetics, pharmacological actions, side effects and early evidence of effectiveness.
•Phase 2 involves studies to assess the efficacy of the drug in specific, targeted indications, explore tolerance, optimal dosage, and safety.
•Phase 3 trials must demonstrate clinical efficacy and safety in a larger number of healthy subjects or patients, and permit the FDA to evaluate the overall benefit-risk relationship of the product and provide adequate information for drug labeling.
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
Marketing Approval – Biologics, Drugs and Vaccines
Biologics License Application/New Drug Application. For large molecule products, such as vaccines, products derived from blood and blood components, and antibodies, all data obtained from a development program, including research and product development, manufacturing, pre-clinical and clinical trials, labeling and related information are submitted in a BLA to the FDA and in similar regulatory filings with the corresponding agencies in other countries for review and approval. For small molecule drugs, this information is submitted in a new drug application (NDA) filing. The submission of an application is not a guarantee that the FDA will find the application complete and accept it for filing. The FDA may issue a refuse to file, or RTF, letter to the applicant and request additional information, in which case the application must be resubmitted. Most applications are subject to a substantial application fee and, if approved, will be assessed an annual fee. Under the FDCA, the FDA has the authority to grant waivers of certain user fees.
In reviewing a BLA or NDA, the FDA may grant approval, request more information or data, or deny the application if it determines the application does not provide substantial evidence of effectiveness and/or that the drug is not safe for use under the conditions of use in the proposed labeling. If the FDA decides not to approve an application, it will issue a complete response letter, or CRL. The FDA will also typically inspect one or more clinical sites to ensure compliance with GCPs as well as the facility or facilities at which the candidate is manufactured to ensure compliance with current good manufacturing practices (cGMPs).
We are working on a BLA for filing with the FDA related to AV7909, a portion of which we submitted to the FDA in December of 2021. The receipt of regulatory approval may take many years, and typically involves the expenditure of substantial financial resources. Accordingly, there can be no assurances we will receive approval for AV7909 from the FDA. The FDA may also impose conditions upon approval or significantly limit the indications approved for a given product and/or require, as a condition of approval, enhanced labeling, packaging, post-approval clinical trials, expedited reporting of certain adverse events, pre-approval of promotional materials or restrictions on consumer advertising, which could negatively impact the commercial success of a product.
Abbreviated New Drug Applications and Section 505(b)(2) New Drug Applications. Most drug products obtain FDA marketing approval under a full NDA for innovator products, or an abbreviated new drug application for generic products. Relevant to Abbreviated New Drug Applications (ANDAs, each an ANDA) the Hatch-Waxman amendments to the FDCA established a statutory procedure for submission and FDA review and approval of ANDAs for generic versions of branded drugs previously approved by the FDA (RLDs)). Because the safety and efficacy of RLDs have already been established by the brand company (sometimes referred to as the innovator), the FDA does not require ANDA applicants to independently demonstrate safety and efficacy of generic products. However, a generic manufacturer is required to demonstrate that its product contains the same active ingredient as, and is bioequivalent to, the innovator product. Bioequivalence is established when there is an absence of a significant difference in the rate and extent for absorption of the generic product and the listed drug.
A third alternative for approval of a drug product is commonly referred to as a Section 505(b)(2) NDA, which enables the applicant to rely, in part, on the FDA’s findings of safety and efficacy of an existing product in support of its application. Section 505(b)(2) NDAs often provide an alternate path to FDA approval for new or improved formulations or new uses of previously approved products. Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. The applicant may rely upon the FDA’s findings with respect to certain pre-clinical or clinical studies conducted for an approved product. The FDA may also require companies to perform additional studies or measurements to support the change from the approved product. The FDA may then approve the new product candidate for certain label indications for which the referenced product has been approved, as well as for any new indication sought by the applicant.
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
Biosimilar Products. When a biological product is licensed for marketing by FDA with approval of a BLA, the product may be entitled to certain types of market and data exclusivity barring FDA from approving competing products for certain periods of time under the Biologics Price Competition and Innovation Act of 2009 (the BPCIA). The BPCIA amended the PHSA to create an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. The FDA may approve a biosimilar product if it finds that there are no clinically meaningful differences between the innovator product and the proposed biosimilar product. For the FDA to approve an interchangeable biosimilar product, it must conclude that the product can be expected to produce the same clinical results as the reference product and would increase safety risks or risks of diminished efficacy.
An innovator biological product is granted 12 years of exclusivity from the time of first licensure of the product, and the FDA will not accept an application for a biosimilar or interchangeable product based on that biological product until four years after the date of first licensure of the reference product. However, another company could market a competing version of that product if the FDA approves a full BLA for such product containing the sponsor’s own pre-clinical data and data from adequate and well‑controlled clinical trials to demonstrate the safety, purity, and potency of their product. There have been recent government proposals to reduce the 12-year reference product exclusivity period, but none has been enacted to date. At the same time, since passage of the BPCIA, many states have passed laws or amendments to laws, which address pharmacy practices involving biosimilar products.

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

Orphan Drugs. Under the Orphan Drug Act, an applicant can request the FDA to designate a product as an “orphan drug" in the United States if the drug is intended to treat an orphan, or rare, disease or condition. A disease or condition is considered orphan if it affects fewer than 200,000 people in the United States. A manufacturer must request orphan drug designation prior to submitting a BLA or NDA. Products designated as orphan drugs are eligible for special grant funding for R&D, FDA assistance with the review of clinical trial protocols, potential tax credits for research, reduced filing fees for marketing applications and a special seven-year period of market exclusivity after marketing approval. A grant of an orphan designation is not a guarantee that a product will be approved.

Orphan drug exclusivity (afforded to the first applicant to receive approval for an orphan designated drug) prevents FDA approval of applications by others for the same drug for the designated orphan disease or condition. Orphan drug exclusivity will not bar approval of the same product marketed by a different manufacturer under certain circumstances, including if the company with orphan drug exclusivity is not able to meet market demand or the subsequent product is shown to be clinically superior to the approved product on the basis of greater efficacy or safety, or providing a major contribution to patient care.

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
A combination product is a product comprised of two or more regulated components (e.g., a drug and device) that are combined into a single product, co-packaged, or sold separately but intended for co-administration, as evidenced by the labeling for the products. Like their constituent products—e.g., drugs and devices—combination products are highly regulated and subject to a broad range of post marketing requirements including cGMPs, adverse event reporting, periodic reports, labeling and advertising and promotion requirements and restrictions, market withdrawal and recall.
The FDA also administers certain controls over the export of medical devices from the United States, as international sales of medical devices that have not received FDA approval are subject to FDA export requirements.
Manufacturing Requirements
The FDA's regulations require that medicinal products be manufactured in specific approved facilities and in accordance with cGMPs. The cGMP regulations include requirements relating to organization of personnel, buildings and facilities, equipment, control of components and product containers and closures, production and process controls, packaging and labeling controls, holding and distribution, laboratory controls, records and reports and returned or salvaged products. Manufacturers and other entities involved in the manufacture and distribution of approved products are required to register their establishments with the FDA and some state agencies, and they are subject to periodic unannounced inspections by the FDA for compliance with cGMPs and other requirements.
Inspections must follow a "risk-based schedule" that may result in certain establishments being inspected more frequently. Manufacturers may also have to provide, on request, electronic or physical records regarding their establishments. Delaying, denying, limiting, or refusing inspection by the FDA may lead to a product being deemed to be adulterated. Changes to the manufacturing process, specifications or container closure system for an approved product are strictly regulated and often require prior FDA approval before being implemented. The FDA's regulations also require, among other things, the investigation and correction of any deviations from cGMP and the imposition of reporting and documentation requirements upon the sponsor and any third-party manufacturers involved in producing the approved product.
Regulation Outside of the U.S.
Currently, we maintain a commercial presence in the United States and Canada as well as certain other countries. In the European Union, medicinal products are authorized following a process that is similarly demanding as the process required in the United States. Drug products may be authorized in one of two ways, either through the decentralized procedure, which provides for the mutual recognition procedure of national approval decisions by the competent authorities of the European Union (EU) Member States or through the centralized procedure by the European Commission, which provides for the grant of a single marketing authorization that is valid for all EU member states. Each foreign country subjects medical devices to its own regulatory requirements. We are also subject to many of the same continuing post-approval requirements in the EU as we are in the United States (e.g., good manufacturing practices).
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

Additionally, drug pricing is an active area for regulatory reform at the federal and state levels, and significant changes to current drug pricing and reimbursement structures in the United States continue to be considered and enacted.
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
AVAILABLE INFORMATION
Our common stock is traded on the New York Stock Exchange under the ticker symbol “EBS.” Our principal executive offices are located at 400 Professional Drive, Suite 400, Gaithersburg, Maryland 20879. Our telephone number is (240) 631-3200, and our website address is www.emergentbiosolutions.com. We make available, free of charge on our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or
15(d) of the Securities Exchange Act of 1934 (the Exchange Act) as soon as reasonably practicable after we electronically file those reports with, or furnish them to, the SEC.
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
HUMAN CAPITAL
We value our employees and the contributions each of them makes to achieving our mission to protect and enhance life. We are committed to working together toward our long-term aspiration to protect and enhance one billion lives by 2030. One of the five core objectives of our 2020-2024 strategic plan is to evolve the culture of our organization consistent with our strategic objectives and our values. We strive to create an environment that is professionally and personally rewarding by offering challenging work and projects for individual and team contribution, and opportunities for professional and personal development. Another core objective of our current strategic plan is to build scalable capabilities; this objective includes continuing to invest in growing and developing leadership, innovation and engagement at all levels of our workforce. As of December 31, 2021, we had approximately 2,416 employees.
Health, Wellness and Safety

Employee safety and well-being is of paramount importance to us and was of continued focus in 2021 in light of COVID-19. In response to the global pandemic, we immediately adjusted our operations to ensure that only operation-critical development and manufacturing employees worked on-site, and we transitioned all other employees to remote work and equipped them with productivity and collaboration tools and resources.
As the extent of the pandemic unfolded, increased attention was focused on the health and safety of our on-site employees. We provided them with personal protective equipment and implemented new safety protocols, including re-engineered workplace designs that facilitate physical distancing, temperature screening and access to COVID-19 testing. The frequency and methods of communication between management and employees were increased with regular all-hands virtual meetings to discuss what we were doing as a company to combat COVID-19 in conjunction with our USG and private sector partners, and what we were doing to protect our workers.
In addition, we enhanced and promoted programs to support our employees’ physical and mental well-being. For example, we offered supplemental paid time off to employees who were unable to work due to COVID-19 symptoms or diagnosis, or who needed to address family COVID-19 issues. We arranged and paid for COVID-19 tests for employees who worked on-site. We also partnered with a leading provider of online mental health support and counseling to maintain and expand our employees’ access to available mental health resources.
Hiring and Talent Management
We focus on building leaders at every level with the requisite scientific, technical and professional skills to develop and deliver products and services that protect life. In 2021, we expanded our global workforce and hired and onboarded over 600 full-time employees. We have consistent talent processes and systems across the company including performance management, training and development and succession planning. We recognize the need for ongoing skill enhancement and support continued learning through on-the-job assignments, training programs, tuition assistance professional memberships and professional conference attendance. We use the Gallup Q12 instrument to measure employee engagement and inclusion on an annual basis and administer “pulse surveys” throughout the year to gather feedback on matters of interest and importance to our employees and our business.
Compensation and Benefits
Our total rewards plan consists of competitive salaries, bonuses, and for employees in eligible roles, equity awards based on company, group and individual performance. We focus on results and behavior because we value how we do things as much as getting them done. It is this approach that underpins our pay-for-performance philosophy and emphasis on salary transparency. By providing salary ranges, information on individual performance, and the linkage of those two to merit increases, employees have a fuller understanding of their compensation and confidence that their pay is fair and competitive. We recognize the need for ongoing skill enhancement and support continued learning through on-the-job assignments, training programs, tuition assistance, professional memberships and professional conference attendance.
Diversity, Equity, and Inclusion Commitment
Diversity, equity and inclusion (DEI) is integral to how we operate and our success. We are committed to attracting, developing, and retaining the best talent reflecting a diversity of ideas, backgrounds, and perspectives. DEI fuels our business growth, drives innovation in the products and services we develop, in the way we solve problems, and how we serve the needs of a global and diverse patient, customer and partner base. We recognize the value that diversity contributes to our global organization and the competitive advantage we can maintain by cultivating a culture of inclusion to benefit from our broad range of talents, perspectives, and ideas. We demonstrate respect for the individual by providing fair and equal treatment to all our employees and continuously identifying ways to recognize their various needs and interests. In this regard, we recently launched three inaugural Emergent Resource Groups (ERGs) for black, women and veteran employees. While aligned by constituency, our ERGs are open to all employees and are another way we will continue building a sense of belonging and connection to the organization, which will strengthen our community. These groups will open pathways of communication, help to expand learning opportunities, and offer avenues to advance our business strategy.

We thrive on our differences while sharing the same core values to achieve our mission — to protect and enhance life.

ENVIRONMENTAL SOCIAL AND GOVERNANCE
Our mission to protect and enhance life has motivated us to explore our impact at a broader scale — environmental, social and governance (ESG) stewardship, corporate responsibility, and ethics. Our approach to these issues is the foundation of good governance and strengthens accountability in all aspects of our business activities and relationships. ESG has always been an area of focus for us, but in 2021 we established a formal ESG review process focused on identifying, measuring, and reporting on our ESG activities and progress and issued our inaugural ESG report in the fourth quarter of last year (the ESG Report). The ESG Report can be found at: https://www.emergentbiosolutions.com/wp-content/uploads/2022/01/EBSI-2020-ESG-Report.pdf.
Starting in 2012, we also established a platform, that we call eGIVE (Give, Invest, Volunteer), that we have continued to expand since its inception. Through this platform, we have encouraged employees to make contributions to select charitable organizations and volunteer their time, which we have supported with paid time off to support socially responsible activities.
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
•Inability to receive FDA licensure of AV7909 and realize the full value of our contract for development and procurement of AV7909.

There are a number of manufacturing risks that could impact our business, financial condition, operating results and cash flows, including:

•Our inability to maintain quality and manufacturing compliance at our manufacturing facilities has hindered and could continue to hinder our ability to produce bulk drug substance for Johnson & Johnson's
COVID-19 vaccine and other products and product candidates for our CDMO customers.
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
There are a number of product development and commercialization risks that could impact our business, financial condition, operating results and cash flows, including:
•The COVID-19 product candidates we are working on for our CDMO customers may not be safe or effective and we may be unable to manufacture sufficient quantities to meet demand.
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

Due to numerous factors, the COVID-19 coronavirus pandemic could have a material adverse impact on our business, results of operations and financial performance, including:

•Changes in government priorities resulting from the pandemic and supply chain shortages could impact our overall business.
•COVID-19 may impede our workers ability to work and may result in reduced production of products or services.
•The evolving nature of COVID-19 and related vaccines and treatments and resulting changes in demand for such product candidates may impact sales of related services offered by our CDMO business.

There are a number of regulatory and compliance risks that could impact our business, financial condition, operating results and cash flows, including:

•Failure to comply with complex laws and regulations pertaining to government contracts and resources required for responding to related government inquiries.
•Conditions associated with approvals and ongoing regulation of products may limit how and the extent to which we manufacture and market them.

•Failure to comply with various health care laws could result in substantial penalties.
•Failure to comply with obligations under USG pricing programs may require reimbursement for underpayments and the payment of substantial penalties, sanctions and fines.
•The extent to which we may be able to lawfully offer to sell and sell unapproved products in many jurisdictions may be unclear or ambiguous and such activities may subject us to regulatory enforcement actions.

There are a number of competitive and political risks that could impact our business, financial condition, operating results and cash flows, including:

•Development and commercialization of pharmaceutical products are subject to evolving private and public sector competition.
•NARCAN is currently subject to generic competition and may be subject to additional branded and generic competition.
•Biologic Products may be affected by the approval and entry of follow-on biologics, or biosimilars in the United States and other jurisdictions.

There are a number of risks related to our intellectual property that could impact our business, financial condition, operating results and cash flows, including:

•Challenges in defense or enforcement of our intellectual property rights including against current or potential infringers.
•Potential discrepancies or challenges with respect to third party licenses, including our failure to comply with obligations under such licenses.
•Potential loss of proprietary information and know-how, which carries the risk of reducing the value of our technology and products.
•Entry of competing generic drugs upon patent expiry or with patents no longer in force.

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

There are a number of legal and reputational risks that could impact our business, financial condition, operating results and cash flows, including:

•Unfavorable results of legal proceedings and government investigations could adversely impact our business, financial condition and results of operations.
•Our work on PHTs has exposed us to criticism and may expose us to further criticism, from the media, government personnel and others, which could further harm our reputation, negatively effect on our share price, operations and our ability to attract and retain talent.
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

There are a number of risks related to our strategic acquisitions and collaborations that could impact our business, financial condition, operating results and cash flows, including:

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
•Although he is retiring, our Executive Chairman currently has the ability to exert significant influence over us with respect to the election of the members of our Board of Directors and to delay or prevent a change of control of us, due to his substantial ownership percentage.
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
The success of our business and our future operating results are significantly dependent on anticipated funding for the procurement of our anthrax vaccines and the terms of such procurement by the USG, including the price per dose, the number of doses and the timing of deliveries. We have no certainty that funding will be made available for the procurement of our anthrax vaccines. If priorities for the SNS change generally, or as a result of the conclusion of the USG’s audit of the SNS, or with respect to the level of procurement of our anthrax vaccines, funding to procure future doses of AV7909 or BioThrax may be delayed, limited or not available, BARDA may never complete the anticipated full transition to stockpiling AV7909 in support of anthrax preparedness, and our future business, financial condition, operating results and cash flows could be materially harmed.
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
In collaboration with us, the CDC filed with the FDA a pre-Emergency Use Authorization (EUA) submission package related to AV7909, which enables FDA review of data in anticipation of a request for an EUA. Following this submission, BARDA began procuring AV7909, exercising its first contract option in July 2019 to procure 10 million doses of AV7909, its second contract option in July 2020 and, most recently, funding another procurement commitment in October 2021 for inclusion of additional doses into the SNS in support of anthrax preparedness.

We are also working on a BLA for filing with the FDA related to AV7909 and we submitted part of the BLA to the FDA in December 2021. There can be no guarantee that we will meet our target date for the completion of our submission. Moreover, even if we do, the FDA may decide that our data are insufficient and require additional pre-clinical, clinical or other studies. If we are unsuccessful in obtaining FDA licensure, in a timely manner or at all, we may not be able to realize the full potential value of the contract, which could have a material adverse effect on our future business, financial condition, operating results and cash flows. Furthermore, prior to FDA licensure, if we obtain an EUA, the EUA could be terminated if the emergency determination underlying the EUA terminates.
Our USG procurement and development contracts require ongoing funding decisions by the USG. Simultaneous reduction or discontinuation of funding of these contracts could cause our business, financial condition, operating results and cash flows to suffer materially.
The USG is the principal customer for our MCMs and the primary source of funds for the development of most of our product candidates in our development pipeline, most notably our AV7909 procured product candidate. We anticipate that the USG will also be a principal customer for those MCMs that we successfully develop within our existing product development pipeline, as well as those we acquire in the future. Additionally, a significant portion of our revenue comes from USG development contracts and grants. Over its lifetime, a USG procurement or development program may be implemented through the award of many different individual contracts and subcontracts. The funding for such government programs is subject to Congressional appropriations, generally made on a fiscal year basis, even for programs designed to continue for several years. For example, procurement of AV7909 to be supplied under our development and procurement contract with BARDA is subject to the availability of funding, mostly from annual appropriations. These appropriations can be subject to political considerations, changes in priorities due to global pandemics, the results of elections and stringent budgetary constraints.
Additionally, our government-funded development contracts typically give the USG the right, exercisable in its sole discretion, to extend these contracts for successive option periods following a base period of performance. The value of the services to be performed during these option periods may constitute the majority of the total value of the underlying contract. For example, the September 2016 contract award from BARDA for the development and delivery to the SNS of AV7909 for post-exposure prophylaxis of anthrax disease consists of a five-year base period of performance. The contract award also includes options for the delivery of additional doses of AV7909 to the SNS and options for an additional clinical study and post-marketing commitments. This contract was extended in September 2021 through 2025, and provides for additional procurement of AV7909 for the SNS over 18 months. If levels of government expenditures and authorizations for public health countermeasure preparedness decrease or shift to programs in areas where we do not offer products or are not developing product candidates, or if the USG otherwise declines to exercise its options under our existing contracts, our revenues would suffer, as well as our business, financial condition, operating results and cash flows.
There can be no assurance that we will be able to secure follow-on procurement contracts with the USG upon the expiration of any of our product procurement contracts.
A significant portion of our revenue is substantially dependent upon product procurement contracts with the USG and foreign governments for our MCMs. Upon the expiration of a procurement contract, we may not be able to negotiate a follow-on procurement contract for the particular product for a similar product volume, period of performance, pricing or other terms, or at all. The inability to secure a similar or increased procurement contract could materially affect our revenues and our business, financial condition, operating results and cash flows could be harmed. For example, in November 2019, the BARDA procurement contract for raxibacumab that we acquired in our 2017 acquisition of the product from GlaxoSmithKline LLC was completed. We intend to negotiate a follow-on procurement contract for raxibacumab and other follow-on procurement contracts for most of our MCMs upon the expiration of a related procurement contract, but there can be no assurance that we will be successful obtaining any follow-on contracts. Even if we are successful in negotiating a follow-on procurement contract, it may be for a lower product volume, over a shorter period of performance or be on less favorable pricing or other terms. An inability to secure follow-on procurement contracts for our products or procured product candidates could materially and adversely affect our revenues, and our business, financial condition, operating results and cash flows could be harmed.
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

The USG may choose not to award us future contracts for either the development of our new product candidates or for the procurement of our existing MCM products and may instead award such contracts to our competitors. If we are unable to secure particular contracts, we may not be able to operate in the market for products that are provided under those contracts. Additionally, if we are unable to consistently win new contract awards over an extended period, or if we fail to anticipate all of the costs or resources that we will be required to secure and, if applicable, perform under such contract awards, our growth strategy and our business, financial condition and operating results and cash flows could be materially and adversely affected.
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
MANUFACTURING RISKS
An inability to maintain manufacturing compliance at our manufacturing facilities, which could adversely affect our business, financial condition, operating results and cash flows.
The FDA conducts periodic inspections of our manufacturing facilities for compliance with cGMP requirements relating to quality control. The failure to maintain compliance with such standards at our manufacturing facilities has hindered and could continue to hinder our ability to continue manufacturing for CDMO customers, including the bulk drug substance for Johnson & Johnson’s COVID-19 vaccine, which could adversely affect our business, financial condition, operating results and cash flows.

Disruption at, damage to or destruction of our manufacturing facilities could impede our ability to manufacture anthrax vaccines, ACAM2000 or our other products, as well as impact the delivery of CDMO services, which would harm our business, financial condition, operating results and cash flows.

Any further interruptions in our manufacturing operations could result in our inability to produce products and product candidates for delivery to satisfy the demands of our customers in a timely manner, which would reduce our revenues and materially harm our business, financial condition, operating results and cash flows. A number of factors could cause interruptions, including:
•equipment malfunctions or failures;
•technology malfunctions;
•cyber-attacks;
•work stoppages or slowdowns, particularly due to the impact of COVID-19;
•civil unrest and protests, including by animal rights activists;
•injunctions;
•damage to or destruction of one or more facilities;
•FDA facility inspection findings/recommendations; and
•product contamination or tampering.

Providers of MCMs could be subject to an increased risk of terrorist activities. The USG has designated both our Lansing, Michigan and our Bayview bulk manufacturing facility in Baltimore, Maryland as facilities requiring additional security. Although we continually evaluate and update security measures, there can be no assurance that any additional security measures would protect these facilities from terrorist efforts determined to disrupt our manufacturing activities.
The factors listed above could also cause disruptions at our other facilities. We do not have any redundant manufacturing facilities for any of our products. Accordingly, any damage to, or disruption or destruction of one or more of our facilities could impede our ability to manufacture our products, our product candidates and our ability to provide manufacturing and development services for external customers, result in losses and delays, including delays in the performance of our contractual obligations or delays in our clinical trials, any of which could be costly to us and materially harm our business, financial condition, operating results and cash flows.
Problems may arise during the production of our products and product candidates, as well as those we produce for our CDMO customers, due to the complexity of the processes involved in their development, manufacturing and shipment. Significant delays in product manufacturing or development and our ability to ramp up production to meet the needs of our customers could cause delays in recognizing revenues, which would harm our business, financial condition, operating results and cash flows.
The majority of our products and product candidates are biologics. Manufacturing biologics, especially in large quantities, is complex. The products must be made consistently and in compliance with a clearly-defined manufacturing process. Problems during manufacturing may arise for a variety of reasons, including problems with raw materials, equipment malfunction and failure to follow specific protocols and procedures. Slight deviations anywhere in the manufacturing process, including obtaining materials, maintaining master seed or cell banks and preventing genetic drift, seed or cell growth, fermentation, contamination including from particulates among other things, filtration, filling, labeling, packaging, storage and shipping, potency and stability issues and other quality control testing, may result in lot failures or manufacturing shut-downs, delays in the release of lots, product recalls, spoilage or regulatory action. Such deviations may require us to revise manufacturing processes or change manufacturers. Additionally, as our equipment ages, it will need to be replaced, which has the potential to result in similar consequences. Success rates can also vary dramatically at different stages of the manufacturing process, which can reduce yields and increase costs. From time to time, we may experience deviations in the manufacturing process that may take significant time and resources to resolve and, if unresolved, may affect manufacturing output and could cause us to fail to satisfy customer orders or contractual commitments, lead to a termination of one or more of our contracts, lead to delays in our clinical trials, result in litigation or regulatory action against us, including the issuance of Forms FDA 483, warning letters and other restrictions on the marketing or manufacturing of a product, or cause the FDA to cease releasing product until the deviations are explained and corrected, any of which could be costly to us, damage our reputation and negatively impact our business. For example in April 2021, we temporarily stopped manufacturing bulk drug substance material for Johnson & Johnson’s COVID-19 vaccine at our Baltimore Bayview facility after issues were identified in a viral vaccine drug substance batch
Additionally, if changes are made to the manufacturing process, we may be required to provide the FDA with pre-clinical and clinical data showing the comparable identity, strength, quality, purity or potency of any impacted products before and after the changes.
We are contractually required to ship our biologic products at a prescribed temperature range and variations from that temperature range could result in loss of product and could significantly and adversely impact our revenues, which would harm our business, financial condition, operating results and cash flows.
In addition, we may not be able to ramp up our manufacturing processes to meet the rapidly changing demand or specifications of our customers on the desired timeframe, if at all. For example, we have not previously had to ramp our organization for a commercial launch of any product or manufacture any product for our CDMO customers at the current pace required to address treatments related to COVID-19 and doing so in a pandemic environment with an urgent, critical global need creates unique manufacturing challenges, challenges related to distribution channels, and the need to establish teams of people with the relevant skills. Our inability to ramp up manufacturing to meet the demand or specifications of our customers or the inability to timely obtain regulatory authorization to produce the products or product candidates of our customers could also harm our business, financial condition, operating results and cash flows.
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
PRODUCT DEVELOPMENT AND COMMERCIALIZATION RISKS
The COVID-19 product candidates we are working on for our CDMO customers may not be safe or effective and even if they are, we may be unable to manufacture sufficient quantities to meet demand.

We are providing CDMO services for the development and/or manufacture of multiple vaccine and therapeutic product candidates. There can be no assurance that any of these product candidates will be safe or effective. There can also be no assurance that any of these product candidates will be authorized for emergency use or approved by the FDA or any other health regulatory authority or that our facilities will receive authorization from the FDA to release additional batches of COVID-19 drug substance. Even if these product candidates are safe and/or effective and receive authorization or approval by a health regulatory authority or we receive authorization to produce drug substance at our facilities, the manufacturing processes for our CDMO COVID-19 programs are under development and are complex. There can be no assurance that we will be able to produce any significant quantity of these product candidates in a timely basis or at all, or negotiate further commitments under our existing CDMO contracts to manufacture vaccines against COVID-19, which could adversely affect our business, financial condition, operating results and cash flows.
Our growth depends on our success in developing and commercializing our product candidates. If we are unable to commercialize these product candidates, or experience significant delays or unanticipated costs in doing so, our business would be materially and adversely affected.
We have invested significant efforts and financial resources in the development of our vaccines, therapeutics and medical device product candidates and the acquisition of additional product candidates. In addition to our product sales, our ability to generate revenue is dependent on a number of factors, including the success of our development programs, the USG's interest in providing development funding for or procuring certain of our product candidates, and the commercial viability of our acquired or developed product candidates. The commercial success of our product candidates can depend on many factors, including accomplishing the following in an economical manner:

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
•competitive pricing and market access; and
•acceptance of the product by potential government and other customers.

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

Before obtaining regulatory approval of our product candidates, we and our collaborative partners, where applicable, must conduct pre-clinical studies and clinical trials to establish proof of concept and demonstrate the safety and efficacy of our product candidates. Pre-clinical and clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. Success in pre-clinical testing and early clinical trials does not ensure that later clinical trials will be successful, and interim results of such trials do not necessarily predict final results. An unexpected result in one or more of our clinical trials can occur at any stage of testing.

Pre-clinical and clinical testing for certain of our MCM product candidates may face additional difficulties and uncertainties because they cannot ethically or feasibly be tested in human subjects. We therefore expect to rely on the Animal Rule to obtain regulatory approval for some of our MCM product candidates. The Animal Rule permits, for certain limited diseases and circumstances, the use of animal efficacy studies, together with human clinical safety and immunogenicity trials, to support an application for marketing approval. For a product approved under the Animal Rule, certain additional post-marketing requirements apply. For example, to the extent feasible and ethical, applicants must conduct post-marketing studies, such as field studies, to verify and describe the drug's clinical benefit and to assess its safety when used as indicated. It is possible that results from the animal efficacy studies used to support approval under the Animal Rule may not be predictive of the actual efficacy of our product candidates in humans.

Prior to FDA approval of certain MCM product candidates, the Secretary of HHS can contract to purchase MCMs for the SNS under Project BioShield under specific circumstances. Under PAHPRA, the USG may also, at its discretion, purchase critical biodefense products for the SNS prior to FDA approval after the filing of a pre-EUA application with the FDA. If our MCM product candidates are not procured or funded under Project BioShield, or do not qualify for EUA, they generally will have to be fully approved by the FDA through traditional regulatory mechanisms prior to sale and distribution in the United States.
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
We continue to evaluate our product development strategy and, as a result, may modify our strategy in the future. In this regard, we may, from time to time, focus our product development efforts on different product candidates or may delay or halt the development of various product candidates. We may change or refocus our existing product development, commercialization and manufacturing activities based on government funding decisions. This could require changes in our facilities and our personnel. Any product development changes that we implement may not be successful. In particular, we may fail to select or capitalize on the most scientifically, clinically or commercially promising or profitable product candidates or choose candidates for which government development funds are not available. Our decisions to allocate our R&D, management and financial resources toward particular product candidates or therapeutic areas may not lead to the development of viable commercial products and may divert resources from better business opportunities. Similarly, our decisions to delay or terminate product development programs may also prove to be incorrect and could cause us to miss valuable opportunities.

GLOBAL PANDEMIC RISK
The COVID-19 coronavirus pandemic could have a material adverse impact on our business, results of operations and financial performance.

Our business, operations and financial condition and results have been and may continue to be impacted by the COVID-19 pandemic to varying degrees. The pandemic has presented a number of risks and challenges for our business, including, among others, government-mandated work-from-home or shelter-in-place orders; manufacturing disruptions and delays, including at our Baltimore Bayview facility, supply chain interruptions or delays, including challenges related to reliance on third-party suppliers; disruptions to pipeline development and clinical trials and decreased product demand for our travel health vaccines due to the significant reduction in international travel. Additional travel restrictions and other governmental measures may result in further disruptions or continued delays in delivery of supplies by our third-party contractors and suppliers.

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

The COVID-19 pandemic continues to rapidly evolve. The extent to which the pandemic and variants of COVID-19 further negatively impact our business, affect the supply chain, disrupt key clinical trials, divert government funding away from our primary procured products and product candidates due to changes in government priorities and potential delays in the delivery of products to our customers will depend on future developments, which are highly uncertain. The ultimate geographic spread of COVID-19 and new variants of the disease, the duration of the pandemic, further travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease cannot be predicted with certainty.

The continually evolving nature of the COVID-19 pandemic and the resulting public health response, including the changing demand for various COVID-19 vaccines and treatments from both patients and governments around the world, may affect the demand for COVID-19 product candidates manufactured by our CDMO business.

Through our CDMO business, we provide services for a variety of product candidates intended for the prevention or treatment of COVID-19 and its symptoms and effects. These services include product development, the manufacture of bulk drug substance and drug product fill and finish services.

None of the COVID-19-related product candidates we develop and manufacture have yet to receive full regulatory approval from any regulatory authority, although some are being offered and sold pursuant to an EUA from the FDA or the equivalent authorization from non-U.S. regulatory authorities. Should the facilities producing these product candidates be denied an EUA or one or more of these COVID-19-related product candidates be denied an EUA (or equivalent) or be denied full regulatory approval by the FDA or other major non-U.S. regulatory authority, the demand for such product candidates could decrease significantly and therefore decrease customer orders for additional CDMO services for such product candidates. Additionally, the need for continued manufacture and supply of vaccines (including potential “booster” doses) and therapies to address the COVID-19 pandemic, including new and developing variants of COVID-19, is highly uncertain and subject to various political, economic and regulatory factors that are outside of our control. Should the United States or other major regions worldwide determine that additional manufacturing of COVID-19 vaccines, boosters, or therapies is no longer necessary, or necessary to a lesser degree, it could adversely affect our revenue and financial condition and our ability to grow our CDMO business in the near term. In addition, highly-public political and social debate relating to the need for, efficacy of, or side effects related to one or more specific COVID-19 vaccines could contribute to changes in public perception of COVID-19 vaccines manufactured by us, which could decrease demand for a COVID-19 related product candidate we develop or manufacture (in whole or in part).

The impact of COVID-19 may further impede our employees’ ability to work and may result in reduced production or services.
One of the significant areas of impact of COVID-19 on our business has been the disruption of our employees’ ability to work effectively. A significant number of our administrative employees continue to work from home due to policies necessitated by COVID-19. Working remotely could increase our cybersecurity risk, create data accessibility concerns, and make us more susceptible to communication disruptions, any of which could adversely impact our business operations. In addition, our on-site staff conducting R&D may not be able to access our laboratories if conditions worsen, due to COVID-19 variants, state and local restrictions, and these core activities may be significantly limited or curtailed, possibly for extended periods of time.

Inadequate funding for the FDA, the SEC and other government agencies, including from the COVID-19 pandemic and government shutdowns, or other disruptions to these agencies’ operations, could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory and policy changes. Average review times at the agency have fluctuated in recent years as a result. Disruptions at the FDA and other agencies may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

In response to the COVID-19 pandemic, since March 2020 when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. The FDA has developed a rating system to assist in determining when and where it is safest to conduct prioritized domestic inspections. As of May 2021, certain inspections, such as foreign preapproval, surveillance, and for-cause inspections that are not deemed mission-critical, remain temporarily postponed. In April 2021, the FDA issued guidance for industry formally announcing plans to employ remote interactive evaluations, using risk management methods, to meet user fee commitments and goal dates and in May 2021 announced plans to continue progress toward resuming standard operational levels. Should the FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, the FDA has stated that it generally intends to issue a complete response letter or defer action on the application until an inspection can be completed.

As of May 26, 2021, the FDA noted it was continuing to ensure timely reviews of applications for medical products during the ongoing COVID-19 pandemic in line with its user fee performance goals and conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards. However, the FDA may not be able to continue its current pace and review timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required and due to the ongoing COVID-19 pandemic and travel restrictions, the FDA is unable to complete such required inspections during the review period. If such disruption continues, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

REGULATORY AND COMPLIANCE RISKS
There are a number of complex laws and regulations that pertain to government contracts and compliance with those laws and regulations require significant time and cost, which could have a material adverse effect on our business, financial condition, operating results and cash flows.
As a manufacturer and supplier of MCMs to the USG addressing PHTs, we must comply with numerous laws and regulations relating to the procurement, formation, administration and performance of government contracts. These laws and regulations govern how we transact business with our government clients and, in some instances, impose additional costs and related obligations on our business operations. For a detailed description of the most significant regulations that affect our government contracting business, see the prior discussion under “Regulation - Government Contracting.”
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
In the United States, to obtain approval from the FDA to market and sell any of our future drug, biologic, or vaccine products, we will be required to submit an NDA or BLA to the FDA. Ordinarily, the FDA requires a company to support an NDA or BLA with substantial evidence of the product candidate’s effectiveness, safety, purity and potency in treating the targeted indication based on data derived from adequate and well-controlled clinical trials, including Phase 3 trials conducted in patients with the disease or condition being targeted.
However, many of our MCM product candidates, for example, may take advantage of a different regulatory approval pathway under the FDA’s “Animal Rule.” Under the Animal Rule, efficacy must be demonstrated, in part, by utilizing animal models rather than testing in humans. We cannot guarantee that the FDA will permit us to proceed with licensure of any of our MCM product candidates under the Animal Rule. Even if we are able to proceed under the Animal Rule, product development can take a considerable amount of time, and the FDA may decide that our data are insufficient to support approval and require additional pre-clinical, clinical or other studies, refuse to approve our products, or place restrictions on our ability to commercialize those products. Furthermore, products approved under the Animal Rule are subject to certain additional post-marketing requirements. We cannot guarantee that we will be able to meet this regulatory requirement even if one or more of our product candidates are approved under the Animal Rule.
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
There are many other difficulties and uncertainties inherent in pharmaceutical R&D that could significantly delay or otherwise materially delay our ability to develop future product candidates, mostly related to clinical trials.
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
Even if we or our collaborators obtain marketing approvals for our product candidates, the conditions of approvals and ongoing regulation of our products may limit how we manufacture, market and sell our products, which could materially impair our ability to generate revenue.
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
If we and our collaborators are not able to comply with post-approval regulatory requirements, we could have the marketing approvals for our products withdrawn by regulatory authorities and our ability to market and sell any products could be limited, which could adversely affect our ability to achieve or sustain profitability. Further, the cost of compliance with post-approval regulations may have a negative effect on our operating results and financial condition.
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
The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively, the ACA), passed in 2010 substantially changed the way health care is financed by both governmental and private insurers, and significantly impacted the U.S. biopharmaceutical industry. However, some provisions of the ACA have yet to be fully implemented and certain provisions have been subject to legal and political challenges, as well as efforts by the last Presidential administration to repeal or replace certain aspects of the ACA. On January 28, 2021, however, the President issued an executive order to strengthen implementation of the ACA. Concurrently, Congress considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA, such as removing penalties as of January 1, 2019 for not complying with the ACA’s individual mandate to carry health insurance, delaying the implementation of certain ACA-mandated fees, and increasing the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, the current Presidential administration issued an executive order initiating a special enrollment period during 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare. It is unclear how healthcare reform measures enacted by Congress or implemented by the current Presidential administration or other challenges to the ACA, if any, will impact the ACA or our business.
In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted that may negatively impact us. On August 2, 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of up to 2% per fiscal year. These reductions went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2031 under the Coronavirus Aid, Relief and Economic Security Act, or CARES Act. These Medicare sequester reductions have been suspended through the end of March 2022. From April 2022 through June 2022 a 1% sequester cut will be in effect, with the full 2% cut resuming thereafter.
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
For example, in October 2020, HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program, or SIP, to import certain prescription drugs from Canada into the United States. The final rule is currently the subject of ongoing litigation, but at least six states (Vermont, Colorado, Florida, Maine, New Mexico, and New Hampshire) have passed laws allowing for the importation of drugs from Canada with the intent of developing SIPs for review and approval by the FDA.
Further, on July 9, 2021, the President signed Executive Order 14063, which focuses on, among other things, the price of pharmaceuticals. The Order directs HHS to create a plan within 45 days to combat "excessive pricing of prescription pharmaceuticals and enhance domestic pharmaceutical supply chains, to reduce the prices paid by the federal government for such pharmaceuticals, and to address the recurrent problem of price gouging." On September 9, 2021, HHS released its plan to reduce pharmaceutical prices. The key features of that plan are to: (a) make pharmaceutical prices more affordable and equitable for all consumers; (b) improve and promote competition throughout the prescription pharmaceutical industry; and (c) foster scientific innovation to promote better healthcare and improve health by supporting public and private research and making sure that market incentives promote discovery of valuable and accessible new treatments.
At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. A number of states, for example, require drug manufacturers and other entities in the drug supply chain, including health carriers, pharmacy benefit managers, wholesale distributors, to disclose information about pricing of pharmaceuticals. In addition, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. We expect that additional state and federal health care reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for health care products and services, which could result in reduced demand for our product candidates or additional pricing pressures.
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

•the Physician Payments Sunshine Act and its implementing regulations require certain manufacturers of drugs, biologics, medical devices and medical supplies for which payment is available under Medicare, Medicaid or the Centers for Medicare & Medicaid Services (CMS) to report certain payments and transfers of value made to U.S. physicians, other healthcare providers and teaching hospitals, and ownership or investment interests held by physicians, other healthcare providers and their immediate family members; and

•state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws, which may apply to items or services reimbursed by any third-party payor, including commercial insurers; state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts; state, local and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, obtain pharmaceutical agent licensure, and/or otherwise restrict payments that may be made to health care providers and entities; and state, local and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to health care providers or entities, or marketing expenditures.
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
We are committed to conducting the development, marketing and sale of our applicable products and product candidates and all of our activities in compliance with all applicable laws and regulations, but certain applicable laws and regulations may impose liability even in the absence of specific intent to defraud. Furthermore, should an employee or third party acting on our behalf violate these laws without our knowledge, a governmental authority may impose civil and/or criminal sanctions on us.
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
The issuance of regulations and coverage expansion by various governmental agencies relating to the Medicaid rebate program will continue to increase our costs and the complexity of compliance and will be time-consuming. Changes to the definition of average manufacturer price (AMP), and the Medicaid rebate amount under the ACA and CMS and the issuance of final regulations implementing those changes has affected and could further affect our 340B “ceiling price” calculations. Because we participate in the Medicaid rebate program, we are required to report average sales price (ASP), information to CMS for certain categories of drugs that are paid for under Part B of the Medicare program. Future statutory or regulatory changes or CMS binding guidance could affect the ASP calculations for our products and the resulting Medicare payment rate and could negatively impact our results of operations.
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
In addition, if we are found to have made a misrepresentation in the reporting of ASP, we are subject to civil monetary penalties for each such price misrepresentation and for each day in which such price misrepresentation was applied. If we are found to have knowingly submitted false AMP or “best price” information to the government, we may be liable for civil monetary penalties per item of false information. Any refusal of a request for information or knowing provision of false information in connection with an AMP survey verification would also subject us to civil monetary penalties. In addition, our failure to submit monthly/quarterly AMP or “best price” information on a timely basis could result in a civil monetary penalty per day for each day the information is late beyond the due date. Such failure could also be grounds for CMS to terminate our Medicaid drug rebate agreement, under which we participate in the Medicaid program. In the event that CMS terminates our rebate agreement, no federal payments would be available under Medicaid or Medicare Part B for our covered outpatient drugs. Governmental agencies may also make changes in program interpretations, requirements or conditions of participation, some of which may have implications for amounts previously estimated or paid. We cannot assure that our submissions will not be found by CMS to be incomplete or incorrect.
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
To be eligible to have our products paid for with federal funds under the Medicaid and Medicare Part B programs and purchased by certain federal agencies and grantees, we also must participate in the DVA FSS pricing program. To participate, we are required to enter into an FSS contract with the DVA, under which we must make our innovator “covered drugs” available to the “Big Four” federal agencies-the DVA, the DoD, the PHS (including the Indian Health Service), and the Coast Guard-at pricing that is capped under a statutory federal ceiling price (FCP) formula set forth in Section 603 of the Veterans Health Care Act of 1992 (VHCA). The FCP is based on a weighted average wholesale price known as the Non-Federal Average Manufacturer Price (Non-FAMP), which manufacturers are required to report on a quarterly and annual basis to the DVA. Under the VHCA, knowingly providing false information in connection with a Non-FAMP filing can subject us to significant penalties for each item of false information. If we overcharge the government in connection with our FSS contract or Section 703 Agreement, whether due to a misstated FCP or otherwise, we are required to disclose the error and refund the difference to the government. The failure to make necessary disclosures and/or to identify contract overcharges can result in allegations against us under the False Claims Act and other laws and regulations. Unexpected refunds to the government, and responding to a government investigation or enforcement action, can be expensive and time-consuming, and could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
From time to time, we sell unapproved MCMs to government entities under certain circumstances. While this is permissible in some cases, the extent to which we may be able to lawfully offer to sell and sell unapproved products in many jurisdictions may be unclear or ambiguous. Such sales could subject us to regulatory enforcement action, product liability and reputational risk.
Under certain circumstances, MCMs may be procured by government entities prior to approval by the FDA or other regulatory authorities, a practice which we follow in connection with certain MCMs, including AV7909 and TROBIGARD in the United States. In the United States, Project BioShield permits the Secretary of HHS to contract to purchase MCMs for the SNS prior to FDA approval of the MCM in specified circumstances. Project BioShield and the Pandemic and All-Hazards Preparedness Reauthorization Act of 2013 also allow the FDA Commissioner to authorize the emergency use of medical products that have not yet been approved by the FDA under an EUA. An EUA terminates when the emergency determination underlying the EUA terminates. An EUA is not a long-term alternative to obtaining FDA approval, licensure, or clearance for a product. Absent an applicable exception, our MCM product candidates generally will have to be approved by the FDA or other regulatory authorities in the relevant country through traditional pathways before we can sell those products to governments. Additionally, the laws in certain jurisdictions regarding the ability of government entities to purchase unapproved product candidates are ambiguous, and the permissibility of exporting unapproved products from the United States and importing them to foreign countries may be unclear. Nevertheless, government bodies, such as U.S. federal entities other than HHS, state and local governments within the United States, and foreign governments have sought and may further seek to procure our MCM product candidates that are not yet approved. If so, we would expect to assess the permissibility and liability implications of supplying our product candidates to such entities on a case-by-case basis, which presents certain challenges, both in the case of U.S. and foreign governments, and particularly under emergency conditions. In addition, agencies or branches of one country’s government may take different positions regarding the permissibility of such sales than another country’s government or even other agencies or branches of the same government. If local enforcement authorities disagree with our conclusion that such activities are permissible, they may take enforcement action against us.
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
Government regulators enforce cGMP and other requirements through periodic unannounced inspections of manufacturing facilities. The FDA is authorized to inspect domestic and foreign manufacturing facilities without prior notice at reasonable times and in a reasonable manner. Health Canada may conduct similar inspections of our domestic and foreign facilities where products offered and sold in Canada are produced, or related formulation and filling operations are conducted. The
FDA, Health Canada, and other foreign regulatory agencies conduct periodic inspections of our facilities. Following several of these inspections, regulatory authorities have issued inspectional observations, some of which were significant, but all of which are being, or have been, addressed through corrective actions. If, in connection with any future inspection, regulatory authorities find that we are not in substantial compliance with all applicable requirements, or if they are not satisfied with the corrective actions we take, our regulators may undertake enforcement action against us, which may include:

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

Similar action may be taken against us should we fail to comply with regulatory requirements, or later discover previously unknown problems with our products or manufacturing processes. For instance, our products are tested regularly to determine if they satisfy potency and stability requirements for their required shelf lives. Failure to meet potency, stability or other specification requirements could result in delays in distributions, recalls or other consequences. Even if regulatory approval of a product is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or sold or to the conditions of approval. Regulatory approval may also contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product. If we experience any of these post-approval events, our business, financial condition, operating results and cash flows could be materially and adversely affected.
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
We currently sell certain of our products outside the United States and intend to expand the countries in which we sell our products and have received market authorization under the mutual recognition procedure to sell BioThrax in France, Italy, the Netherlands, Poland, and the United Kingdom. To market or sell our products in foreign jurisdictions under normal circumstances, we generally need to obtain separate regulatory approvals and comply with numerous and varying requirements or use alternative “emergency use” or other exemptions from general approval and import requirements. Approval by the FDA in the United States or the mutual recognition procedure in the European member states does not ensure approval by all foreign regulatory authorities. The approval procedures in foreign jurisdictions can vary widely and can involve additional clinical trials and data review beyond that required by the FDA or under the mutual recognition procedure. There is also a risk that a regulatory authority in another country could conclude that we have violated the rules and regulations related to product development, approval or promotion in that country. Therefore, there is a risk that we could be subject to a foreign enforcement action if found to be in violation of such laws and regulations. We and our collaborators may not be able to obtain foreign regulatory approvals on a timely basis, if at all, and we may be unable to successfully commercialize our products in desired jurisdictions internationally if no alternate procurement pathway is identified for authorized government customers in a particular jurisdiction. We have limited experience in preparing, filing and prosecuting the applications necessary to gain foreign regulatory approvals and expect to rely on third-party contract research organizations and consultants to assist us in this process. Our reliance on third parties can introduce additional uncertainty into the process.
As of January 1, 2021, the Medicines and Healthcare products Regulatory Agency (the MHRA), became responsible for supervising medicines and medical devices in Great Britain, comprising England, Scotland and Wales under domestic law, whereas
Northern Ireland will continue to be subject to European Union rules under the Northern Ireland Protocol. The MHRA will rely on the Human Medicines Regulations 2012 (SI 2012/1916) (as amended). or the HMR, as the basis for regulating medicines. The HMR has incorporated into the domestic law of the body of European Union law instruments governing medicinal products that pre-existed prior to the United Kingdom's withdrawal from the European Union. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, may force us to restrict or delay efforts to seek regulatory approval in the United Kingdom for our product candidates, which could significantly and materially harm our business.

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
There are a number of companies with products or product candidates addressing PHT preparedness that are competing with us for both USG procurement and development resources. Factors to consider include competitors' financial, technical, marketing and selling resources as well as potential leverage that their intellectual property estates may offer.
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
NARCAN® (naloxone HCI) Nasal Spray is currently subject to generic competition and may be subject to additional branded and generic competition in the future.
NARCAN currently faces generic competition. In 2016, Teva Pharmaceuticals Industries Limited and Teva Pharmaceuticals USA (collectively, Teva) filed an Abbreviated New Drug Application (ANDA) seeking regulatory approval to market a generic version of NARCAN. In patent litigation related to Teva’s ANDA filing, a trial Court decided in favor of Teva, and this decision was subsequently affirmed by the Court of Appeals for the Federal Circuit.
On December 22, 2021, Teva commenced the launch of their generic naloxone nasal spray. On the same date, Sandoz initiated distribution of an authorized generic naloxone nasal spray having entered into agreement with Emergent for this purpose.
NARCAN may face additional generic competition from other parties, including from Perrigo UK FINCO Limited Partnership (Perrigo), who filed their own ANDA in 2018. Emergent settled with Perrigo on

February 12, 2020 providing for a license effective upon the Teva litigation decision.
Sales of generic versions of NARCAN at prices lower than our branded product or provided at no cost by Teva have the potential to erode our sales and could impact our product revenue related to NARCAN. For example, certain U.S. state laws allow for, and in some instances in the absence of specific instructions from the prescribing physician, mandate the dispensing of generic products rather than branded products where a generic version is available. In addition, in January 2019, the FDA released new proposed template Drug Facts Labels to assist sponsors of investigational naloxone nasal sprays and auto-injectors seeking approval from the FDA for over-the-counter naloxone products.
NARCAN may also face branded competition. For example, on April 30, 2021, the FDA approved Kloxxado™, a branded product developed by Hikma Pharmaceuticals, Inc. which delivers a higher dose naloxone nasal spray. In addition, Orexo AB and Harm Reduction Therapeutics both have development programs for novel naloxone nasal spray formulations intended for use in opioid overdose reversal.

Additional branded competition may correspond to other injectable naloxone, auto-injectors and improvised nasal kits including Amphastar Pharmaceuticals, Inc.'s naloxone injection product and Kaléo's EVZIO™ (naloxone HCI injection) Auto-Injector.
Political or social factors may delay or impair our ability to market and sell our products and may require us to spend significant management time and financial resources to address these issues.

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
In addition, substantial delays or cancellations of purchases could result from protests or challenges from third parties. Lawsuits brought against us by third parties or activists, even if not successful, could require us to spend significant management time and financial resources defending the related litigation and could potentially damage the public's perception of us and our products. Any publicity campaigns or other negative publicity may adversely affect the degree of market acceptance of our MCMs and thereby limit the demand for our products, which would adversely affect our business, financial condition, operating results and cash flows.
We may not be able to obtain orphan drug exclusivity for product candidates we may develop, and even if we do, that exclusivity may not prevent the FDA or the EMA from approving other competing products.

Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug or biologic intended to treat a rare disease or condition. Generally, if a product candidate with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the FDA from approving another marketing application for the same product for the same therapeutic indication for that time period. The applicable period is seven years in the United States.

In order for the FDA to grant orphan drug exclusivity to one of our products, the agency must find that the product is indicated for the treatment of a condition or disease with a patient population of fewer than 200,000 individuals annually in the United States. The FDA may conclude that the condition or disease for which we seek orphan drug exclusivity does not meet this standard. Even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different products can be approved for the same condition. In addition, even after an orphan drug is approved, the FDA can subsequently approve the same product for the same condition if the FDA or such authorities conclude that the later product is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. Orphan drug exclusivity may also be lost if the FDA or EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the product to meet the needs of the patients with the rare disease or condition.

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
We purchase certain supplies used in our manufacturing processes from non-exclusive, or single sources due to quality considerations, costs or constraints resulting from regulatory requirements. We depend on certain single-source suppliers for key materials and services necessary to manufacture the majority of our products and certain product candidates. For example, we rely on a single-source supplier to provide us with Alhydrogel in sufficient quantities to meet our needs to manufacture AV7909 and BioThrax and the specialty plasma in our hyperimmune specialty plasma products and certain ingredients for ACAM2000. We also rely on single-source suppliers for the materials necessary to produce NARCAN, such as the naloxone active pharmaceutical ingredient and other excipients, along with the vial, stopper and device.
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
In certain cases, government entities and NGOs conduct studies of our product candidates, and we may seek to rely on these studies in applying for marketing approval for certain of our product candidates. These government entities and NGOs have no obligation or commitment to us to conduct or complete any of these studies or clinical trials and may choose to discontinue these development efforts at any time. Furthermore, government entities depend on annual Congressional appropriations to fund their development efforts, which may not be approved.
If we are unable to obtain any necessary third-party services on acceptable terms or if these service providers do not successfully carry out their contractual duties or meet expected deadlines, our efforts to obtain regulatory approvals for our product candidates may be delayed or prevented.
LEGAL AND REPUTATIONAL RISKS

Our financial condition and operating results could be adversely impacted by unfavorable results of legal proceedings or government investigations.
We are subject to various claims, legal proceedings and government investigations that have not yet been fully resolved, including stockholder derivative and putative class action lawsuits, and new matters may arise in the future. In addition, agreements entered into by us sometimes include indemnification provisions which can subject us to costs and damages in the event of a claim against an indemnified third party. The number of claims, legal proceedings and government investigations involving us, and the alleged magnitude of such claims, proceedings and government investigations, has generally increased over time and may continue to increase. Certain of these actions include, and future actual or threatened legal actions may include, claims for substantial and indeterminate amounts of damages, or may result in other actions adverse to us.
For example, multiple purported class action lawsuits have been filed against us and certain of our current and former senior officers in the United States District Court for the District of Maryland seeking unspecified damages on behalf of a putative class of persons who purchased or otherwise acquired shares of our common stock during various date ranges. The complaints, allege, among other things, that we made materially false and misleading statements regarding our procedures and quality controls relating to vaccine production, in violation of federal securities laws. As another example, multiple stockholder derivative lawsuits were filed in The Court of Chancery of the State of Delaware and the United States District Court for the District of Maryland on behalf of the Company against certain current and former officers and directors for breach of fiduciary duties, waste of corporate assets, unjust enrichment and insider trading, each allegation related to the Company’s capabilities to manufacture COVID-19 vaccine bulk drug substance. In addition to monetary damages, the complaints seek the implementation of multiple corporate governance and internal policy changes.
In addition, we have received inquiries and subpoenas to produce documents from Representative Carolyn Maloney and Representative Jim Clyburn, members of the Oversight Committee and the Select Subcommittee on the Coronavirus Crisis, Senator Murray of the Committee on Health, Education, Labor and Pensions, the Financial Industry Regulatory Authority, the Department of Justice), the SEC, the Maryland Attorney General’s Office, and the New York Attorney General’s Office. We are producing and have produced documents as required in response and will continue to cooperate with these government inquiries.
Regardless of merit, litigation can be both time-consuming and disruptive to our operations and cause significant expense and diversion of management’s attention. The outcome of litigation or government investigations is also inherently uncertain. If one or more legal matters were resolved against us or an indemnified third party in a reporting period for amounts above management’s expectations, our financial condition and operating results for that reporting period could be materially adversely affected. Further, such an outcome could result in significant compensatory, punitive or trebled monetary damages, disgorgement of revenue or profits, remedial corporate measures or injunctive relief against us and could require us to change our business practices or limit our ability to offer certain products and services, all of which could materially adversely affect our financial condition and operating results. While we maintain insurance coverage for certain types of claims, such insurance coverage may be insufficient to cover all losses or all types of claims that may arise.
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
Our work on PHTs has exposed us to criticism and may expose us to further criticism, from the media, government personnel, and others, that can negatively affect our share price, reputation, operations, and our ability to attract and retain talent and secure new customer contracts.
Our work on PHTs, including manufacturing issues at our Baltimore Bayview facility, has exposed us to criticism and may expose us to additional potential criticism, from the media, government personnel, and others. In addition, our work on PHTs has exposed us to governmental inquiries and investigations, including by Congress and other government agencies. For example, a joint panel of the U.S. House of Representatives launched an investigation into, among other things, the cause of the previously mentioned cross-contamination issues identified in a viral vaccine drug substance batch at the Baltimore Bayview facility. Such criticism can be particularly acute during a public health emergency like the COVID-19 pandemic. The unfavorable media coverage and increased government scrutiny, including the Congressional inquiry, could further harm our reputation, distract management’s attention from our operations, and impact our ability to attract and retain talent and result in further declines to our share price. We have already incurred significant legal costs to respond to government inquiries and are likely to incur additional costs. Any adverse actions by government authorities may result in significant civil or criminal fines or penalties, all of which could adversely impact our financial condition, operating results and cash flows.
We face product liability exposure, which could cause us to incur substantial liabilities and negatively affect our business, financial condition and results of operations.
We face an inherent risk of product liability exposure related to the sale of our products, any other products that we successfully acquire or develop and the testing of our product candidates in clinical trials.
One measure of protection against such lawsuits is coverage under the PREP Act, which was signed into law in December 2005. The PREP Act creates liability protection for manufacturers of biodefense countermeasures when the Secretary of HHS issues a declaration for their manufacture, administration or use. A PREP Act declaration is meant to provide liability protection from all claims under federal or state law for loss arising out of the administration or use of a covered countermeasure under a government contract. The Secretary of HHS has issued PREP Act declarations identifying certain of our products, namely BioThrax, ACAM2000, raxibacumab, Anthrasil, BAT and VIGIV, as covered countermeasures, which expire this year. Manufacturers are not entitled to protection under the PREP Act in cases of willful misconduct or for cases brought in non-U.S. tribunals or under non-U.S. law. We cannot predict whether the Secretary of HHS will renew the declarations when they expire, whether Congress will fund the relevant PREP Act compensation programs, or whether the necessary prerequisites for immunity would be triggered with respect to our products or product candidates.
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

The amount of insurance that we currently hold may not be adequate to cover all liabilities that we may incur. Further product liability insurance may be difficult and expensive to obtain. We may not be able to maintain insurance coverage at a reasonable cost and we may not be able to obtain insurance coverage that will be adequate to satisfy all potential liabilities. For example, we may not have sufficient insurance against potential liabilities associated with a possible large-scale deployment of BioThrax as a countermeasure to a bioterrorism threat. We rely on PREP Act protection for BioThrax, raxibacumab, ACAM2000, Anthrasil, BAT and VIGIV, and SAFETY Act protection for BioThrax and RSDL in addition to our insurance coverage to help mitigate our product liability exposure for these products. Additionally, potential product liability claims related to our commercial products, including NARCAN, Vivotif and Vaxchora, may be made by patients, health care providers or others who sell or consume these products. Such claims may be made even with respect to those products that possess regulatory approval for commercial sale. Claims or losses in excess of our product liability insurance coverage could have a material adverse effect on our business, financial condition, operating results and cash flows.

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
The Senior Secured Credit Facilities include a $450 million Term Loan Facility which had an outstanding principal balance was $396.6 million as of December 31, 2021 and the ability to borrow up to $600 million under our Revolving Credit Facility, of which we had no outstanding borrowings as of December 31, 2021. On August 7, 2020, we completed an offering of $450 million aggregate principal amount of Senior Unsecured Notes, of which $353 million of the net proceeds were used to pay down our Revolving Credit Facility. We may also seek additional debt financing to support our ongoing activities or to provide additional financial flexibility. Debt financing can have significant adverse consequences for our business, including:

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
On December 31, 2021, the International Exchange (ICE) Benchmark Association, which administrates LIBOR, ceased (i) entering into new contracts that use LIBOR as a reference rate and (ii) publication of two LIBOR rates (one-week and two-month) and has announced that the remaining LIBOR rates (overnight, one-month, three-month, six-month and 12-month) will be retired on June 30, 2023. It is unclear if LIBOR will cease to exist at that time or if new methods of calculating LIBOR will be established such that it continues to exist after 2023. We have certain financial contracts, including the amended credit agreement related to our Senior Secured Credit Facilities and our interest rate swaps, that are indexed to LIBOR. Changes in the method of determining LIBOR, or the replacement of LIBOR with an alternative reference rate, may adversely affect interest rates on our current or future indebtedness. Any transition process may involve, among other things, increased volatility or illiquidity in markets for instruments that rely on LIBOR, reductions in the value of certain instruments or the effectiveness of related transactions such as hedges, increased borrowing costs, uncertainty under applicable documentation, or difficult and costly consent processes. The transition away from LIBOR may result in increased expenses, may impair our ability to refinance our indebtedness or hedge our exposure to floating rate instruments, or may result in difficulties, complications or delays in connection with future financing efforts, any of which could adversely affect our financial condition and results of operations.
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

In recent years, some shareholders have placed increasing pressure on publicly traded companies in our industry and others to effect changes to corporate governance practices, executive compensation practices, social and environmental practices and to undertake certain corporate actions. This may be true even if they only hold a minority of shares. In addition, many institutional investors are increasingly focused on ESG factors. These investors may be seeking enhanced ESG disclosures or to implement policies adverse to our business. There can be no assurances that shareholders will not publicly advocate for us to make corporate governance changes or engage in certain corporate actions. Responding to challenges from shareholders, such as proxy contests, media campaigns or other public or private means, could be costly and time consuming and could have an adverse effect on our reputation and divert the attention and resources of management and our board, which could have an adverse effect on our business and operational results. Any such shareholder actions or requests, or the mere public presence of shareholders with a reputation for taking such actions among our shareholder base, could also cause the market price of our common stock to experience periods of significant volatility.

Although he is retiring, Fuad El-Hibri, executive chairman of our Board of Directors, currently has significant influence over us through his substantial beneficial ownership of our common stock, including an ability to influence the election of the members of our Board of Directors, or delay or prevent a change of control of us.
Although Mr. El-Hibri is retiring after the end of the first quarter of 2022, he currently has the ability to significantly influence the election of the members of our Board of Directors due to his substantial beneficial ownership of our common stock. As of December 31, 2021, Mr. El-Hibri was the beneficial owner of approximately 9% of our outstanding common stock. As a result, Mr. El-Hibri could exercise substantial influence over corporate actions requiring board or stockholder approval, including a change of control, or any amendment of our certificate of incorporation or by-laws. The control by Mr. El-Hibri may prevent other stockholders from influencing significant corporate decisions. In addition, Mr. El-Hibri's significant beneficial ownership of our shares could present the potential for a conflict of interest.
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
Our stock price has been, and is likely to continue to be, volatile. The market price of our common stock could fluctuate significantly for many reasons, including in response to the risks described in this “Risk Factors” section, or for reasons unrelated to our operations, such as reports by industry analysts, investor perceptions or negative announcements by our customers, competitors or suppliers regarding their own performance, as well as industry conditions and general financial, economic and political instability. From November 15, 2006, when our common stock first began trading on the New York Stock Exchange, through February 18, 2022, our common stock has traded as high as $137.61 per share and as low as $4.17 per share. Due to fears associated with COVID-19, the stock market has been experiencing extreme volatility and the market for biopharmaceutical companies has generally experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price of our common stock may be influenced by many factors, including, among others:
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
GENERAL RISKS
The accuracy of our financial reporting depends on the effectiveness of our internal control over financial reporting. Any additional material weakness in our internal control over financial reporting could have an adverse effect on our business and financial results and our ability to meet our reporting obligations could be negatively affected, each of which could negatively affect the trading price of our common stock.
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
We regularly review and update our internal controls and disclosure controls and procedures. In addition, we are required under the Sarbanes-Oxley Act of 2002 to report annually on our internal control over financial reporting. In the quarter ended September 30, 2021, we identified a material weakness in our internal control over financial reporting related to our technical accounting assessment of the BARDA COVID-19 Development Public Private Partnership and CDMO revenue contracts and related accounting judgments primarily focused on (a) the scoping of lease and non-lease components and (b) the recognition of revenue.
Although the material weakness has been remediated as of December 31, 2021, our system of internal controls, however well-designed, can provide only reasonable, not absolute, assurances that the objectives of the system are met. If we, or our independent registered public accounting firm, determine that our internal controls over financial reporting, or the internal controls of other companies we may acquire, are not effective, or we discover additional areas that need improvement in the future, these shortcomings could have an adverse effect on our business and financial reporting, and the trading price of our common stock could be negatively affected.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2. PROPERTIES
We own and lease approximately 1.6 million square feet of building space for development and manufacturing, laboratories, fill/finish facility services, offices and warehouse space for the conduct of our businesses at 25 locations in North America and Europe. Properties that have been leased expire on various dates between 2023 to 2034. Principal locations include:

Location	Use	Approximate square feet	Owned/leased
Lansing, Michigan	Manufacturing operations, office and laboratory space.	336,000	Owned
Winnipeg, Manitoba, Canada	Manufacturing operations, office and laboratory space.	315,000 (Owned); 15,800 (Leased)	Owned/Leased
Gaithersburg, Maryland	Laboratory space, office space and rental real estate.	173,000	Owned
Canton, Massachusetts	Manufacturing operations and warehouse space.	122,508 (Owned); 27,000 (Leased)	Owned/Leased
Baltimore, Maryland (Bayview)	Manufacturing facilities, office and laboratory space.	112,000	Owned
Elkridge, Maryland	Warehouse space.	103,182	Leased
Baltimore, Maryland (Camden)	Manufacturing facilities, office and laboratory space.	86,900 (Owned); 41,000 (Leased)	Owned/Leased
San Diego, California	Manufacturing facilities and office space.	66,012	Leased
Bern, Switzerland	Manufacturing operations, office and laboratory space.	81,000	Owned
Rockville, Maryland	Manufacturing facilities, office and warehouse space.	59,000	Leased
Each property is considered to be in good condition, adequate for its purpose, and suitably utilized according to the individual nature and requirements of the relevant operations. Our policy is to improve and replace property as considered appropriate to meet the needs of the individual operations.
ITEM 3.  LEGAL PROCEEDINGS
See "Item 8 of Part II, “Financial Statements and Supplemental Data — Notes to consolidated financial statements — Note 17”
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information and Holders
Our common stock trades on the New York Stock Exchange under the symbol "EBS".
As of February 18, 2022, the closing price per share of our common stock on the New York Stock Exchange was $41.82 and we had 19 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.
Purchases of Equity Securities
The table below presents information regarding shares of our common stock that we repurchased during the year ended December 31, 2021.

Issuer Purchases of Equity Securities
Periods	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
November 2021	889,872	$41.96	889,872
December 2021	1,744,926	$43.03	1,744,926
Total	2,634,798		2,634,798	$137,578,873
(1) On November 11, 2021, the Company announced that the Board of Directors had authorized management to repurchase, from time to time, up to an aggregate $250.0 million of our common stock under a board-approved share repurchase program (the Share Repurchase Program). As of December 31, 2021, the Company has 51.3 million shares of common stock outstanding. The Share Repurchase Program does not obligate the Company to acquire any specific number of shares. Repurchased shares will be available for use in connection with our stock plans and for other corporate purposes. The Share Repurchase Program expires on November 11, 2022.
Dividend Policy
We have not declared or paid any cash dividends on our common stock since becoming a publicly traded company in November 2006. We currently have no plans to pay dividends.
Recent Sales of Unregistered Securities
Not applicable.
Use of Proceeds
Not applicable.
The remaining information required by Item 5 is hereby incorporated by reference from our Definitive Proxy Statement relating to our 2022 Annual Meeting of the Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.
ITEM 6. [Reserved]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis is meant to provide material information relevant to an assessment of the financial condition and results of operations of our company, including an evaluation of the amounts and uncertainties of cash flows from operations and from outside resources, so as to allow investors to better view our company from management’s perspective. You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes and other financial information included elsewhere in this annual report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this annual report on Form 10-K, including information with respect to our plans and strategy for our business and financing, includes forward-looking statements that involve risks and uncertainties. You should carefully review the "Cautionary Note Regarding Forward-Looking Statements" and "Risk Factors" sections of this annual report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Business Overview
We are a global life sciences company focused on providing innovative preparedness and response solutions addressing accidental, deliberate, and naturally occurring PHTs. Our solutions include a product portfolio, a product development portfolio and a CDMO services portfolio.
We are currently focused on the following five PHT categories: CBRNE, EID, travel health, emerging health crises, and acute/emergency care. We have a product portfolio of eleven products that contribute a substantial portion of our revenue and are sold to government and commercial customers. We also have a product candidate that is procured under special circumstances by the USG, although it is not approved by the FDA. Additionally, we have a development pipeline consisting of a diversified mix of both pre-clinical and clinical stage product candidates. Finally, we have a fully-integrated portfolio of CDMO services. Our CDMO service offerings cover development services, drug substance manufacturing and drug product manufacturing and packaging.
In October 2021, the Company implemented a new organizational structure organized around markets and customers whereas our historical structure was organized around product/platform and service types. The key components of the new business structure include a Government - MCM business line, Commercial business line, and Services - CDMO business line as well as the centralization of R&D functions and capabilities at the enterprise level.
The majority of our product revenue comes from the following products and procured product candidates:
Government - MCM Products
•Anthrax vaccines, including our AV7909 (Anthrax vaccine adsorbed (AVA), adjuvanted) procured product candidate being developed as a next-generation anthrax vaccine for post-exposure prophylaxis and BioThrax® (Anthrax Vaccine Adsorbed), the only vaccine licensed by the FDA for the general use prophylaxis and post-exposure prophylaxis of anthrax disease. AV7909 has not been approved by the FDA, but is procured by certain authorized government buyers for their use;
•ACAM2000®, (Smallpox (Vaccinia) Vaccine, Live), the only single-dose smallpox vaccine licensed by the FDA for active immunization against smallpox disease for persons determined to be at high risk for smallpox infection;
•BAT® (Botulism Antitoxin Heptavalent (A,B,C,D,E,F,G)-(Equine)), the only heptavalent antitoxin licensed by the FDA and Health Canada for the treatment of botulism;
•CNJ-016® (Vaccinia Immune Globulin Intravenous (Human) (VIGIV)), the only polyclonal antibody therapeutic licensed by the FDA and Health Canada to address certain complications from smallpox vaccination;
•Raxibacumab injection, a fully human monoclonal antibody, the first fully human monoclonal antibody therapeutic licensed by the FDA for the treatment and prophylaxis of inhalational anthrax;
•Anthrasil® (Anthrax Immune Globulin Intravenous (human)), the only polyclonal antibody therapeutic licensed by the FDA and Health Canada for the treatment of inhalational anthrax;
•RSDL® (Reactive Skin Decontamination Lotion Kit), the only medical device cleared by the FDA to remove or neutralize the following chemical warfare agents from the skin: tabun,

sarin, soman, cyclohexyl sarin, VR, VX, mustard gas and T-2 toxin; and
•Trobigard® atropine sulfate, obidoxime chloride AUTO-INJECTOR, a combination drug-device auto-injector procured product candidate that contains atropine sulfate and obidoxime chloride. It has not been approved by the FDA, but is procured by certain authorized government buyers under special circumstances for potential use as a nerve agent countermeasure.
Commercial Products
•NARCAN® (naloxone HCl) Nasal Spray, the first needle-free formulation of naloxone approved by the FDA and Health Canada, for the emergency treatment of known or suspected opioid overdose as manifested by respiratory and/or central nervous system depression. Recently, the Company authorized Sandoz Inc. to distribute a generic naloxone nasal spray;
•Vivotif® (Typhoid Vaccine Live Oral Ty21a), the only oral vaccine licensed by the FDA for the prevention of typhoid fever; and
•Vaxchora® (Cholera Vaccine, Live, Oral), the only single-dose oral vaccine approved by the FDA and EMA for the prevention of cholera.
Services - Contract Development and Manufacturing
Our services revenue consists of distinct but interrelated CDMO services: drug substance manufacturing; drug product manufacturing (also referred to as "fill/finish" services) and packaging; development services including technology transfer, process and analytical development services; and, when necessary, suite reservation obligations. These services, which we refer to as "molecule-to-market" offerings, employ diverse technology platforms (mammalian, microbial, viral and plasma) across a network of nine geographically distinct development and manufacturing sites operated by us for our internal products and pipeline candidates and third party CDMO services. We service both clinical-stage and commercial-stage projects for a variety of third-party customers, including government agencies, innovative pharmaceutical companies, and non-government organizations.
Financial Operations Overview
Revenues
We generate product revenues from the sale of our marketed products and procured product candidates. The USG is the largest purchaser of our Government - MCM products and primarily purchases our products for the SNS, a national repository of medical countermeasures including critical antibiotics, vaccines, chemical antidotes, antitoxins, and other critical medical supplies. The USG primarily purchases our products under long-term, firm fixed-price procurement contracts, generally with annual options. Our Commercial products, Nasal Naloxone Products, which reverse opioid overdose and our travel health products, Vivotif and Vaxchora, are sold commercially through wholesalers and distributors, physician-directed or standing order prescriptions at retail pharmacies, and to state and local community healthcare agencies, practitioners and hospitals.
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
We have received contracts and grants funding from the USG and other non-governmental organizations to perform R&D activities, particularly related to programs addressing certain CBRNE threats and EIDs.
Our revenue, operating results and profitability vary quarterly based on the timing of production and deliveries, the timing of manufacturing services performed and the nature of our business to provide large scale bundles of products and services as needs arise. Since early 2020, our revenues from the sale of our vaccine products that target travelers have declined due to the reduction of international travel caused by the COVID-19 pandemic. We expect continued variability in our quarterly financial statements.
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
CDMO - The primary expenses that we incur to deliver our CDMO services consist of fixed and variable costs, including personnel, equipment, and facilities costs. Our manufacturing process includes the production of bulk material and performing drug product work for containment and distribution of biological products. For drug product customers, we receive work in process inventory to be prepared for distribution.
Research and Development Expenses
We expense R&D costs as incurred. Our R&D expenses consist primarily of:
•personnel-related expenses;
•fees to professional service providers for, among other things, analytical testing, independent monitoring or other administration of our clinical trials and obtaining and evaluating data from our clinical trials and non-clinical studies;
•costs of CDMO services for our clinical trial material; and
•costs of materials used in clinical trials and R&D.
In many cases, we plan to seek funding for development activities from external sources and third parties, such as governments and non-governmental organizations, or through collaborative partnerships. We expect our R&D spending will be dependent upon such factors as the results from our clinical trials, the availability of reimbursement of R&D spending, the number of product candidates under development, the size, structure and duration of any clinical programs that we may initiate, the costs associated with manufacturing and development of our product candidates on a large-scale basis for later stage clinical trials, and our ability to use or rely on data generated by government agencies.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of personnel-related costs and professional fees in support of our executives, sales and marketing, business development, government affairs, finance, accounting, information technology, legal, human resource functions and other corporate functions. Other costs include facility costs not otherwise included in cost of product sales and CDMO services or R&D expense.
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
Management believes that the assumptions and estimates related to the provision for income taxes are critical to the Company’s results of operations. For the year ended December 31, 2021, income tax expense totaled $83.5 million. For every 1% change in the 2021 effective rate, income tax expense would have changed by approximately $3.1 million.
For additional information on our uncertain tax positions and income tax expense, please see Note 11, Income taxes to our consolidated financial statements included in this report.

Results of Operations

	Year ended December 31,
(in millions)	2021	2020	$ Change	% Change
Product sales, net:
Nasal Naloxone Products	$434.3	$311.2	$123.1	40%
Anthrax Vaccines	259.8	373.8	(114.0)	(30)%
ACAM2000	206.5	200.3	6.2	3%
Other product sales	123.3	104.5	18.8	18%
Total product sales, net	1,023.9	989.8	34.1	3%
CDMO:
Services	334.9	166.7	168.2	NM
Leases	299.7	283.8	15.9	6%
Total CDMO	634.6	450.5	184.1	41%
Contracts and grants	134.2	115.1	19.1	17%
Total revenues	1,792.7	1,555.4	237.3	15%

Operating expenses:
Cost of product sales	382.0	392.0	(10.0)	(3)%
Cost of CDMO	375.5	132.0	243.5	NM
Research and development	234.0	234.5	(0.5)	—%
Selling, general and administrative	348.4	303.3	45.1	15%
Goodwill impairment	41.7	—	41.7	NM
Amortization of intangible assets	58.5	59.8	(1.3)	(2)%
Total operating expenses	1,440.1	1,121.6	318.5	28%

Income from operations	352.6	433.8	(81.2)	(19)%

Other income (expense):
Interest expense	(34.5)	(31.3)	(3.2)	10%
Other, net	(3.7)	4.7	(8.4)	NM
Total other income (expense), net	(38.2)	(26.6)	(11.6)	44%

Income before income taxes	314.4	407.2	(92.8)	(23)%
Income taxes	83.5	102.1	(18.6)	(18)%
Net income	$230.9	$305.1	$(74.2)	(24)%

NM - Not meaningful

Total Revenues

Legend
Nasal Naloxone Products	CDMO Leases
ACAM2000	CDMO Services
Anthrax vaccines	Contracts and Grants
Other Product Sales
Product Sales, net
Nasal Naloxone Products
The increase in Nasal Naloxone Product sales for the year ended December 31, 2021 was primarily driven by growth in unit sales of NARCAN to U.S. public interest customers and to a lesser extent the commercial retail markets. Increases in Canadian sales due to an increase in units sold also contributed to growth between 2021 and 2020. Additionally, the Company recorded limited revenues related to an authorized generic nasal naloxone product for the year ended December 31, 2021.
Anthrax Vaccines
The decrease in anthrax vaccine sales for the year ended December 31, 2021 was primarily due to the timing of deliveries to the USG in 2021 as compared to 2020. During 2020 deliveries were larger than average due to the transition to AV7909 which had resulted in delayed deliveries the previous year. The price per unit of AV7909 was largely consistent year over year. Anthrax vaccine product sales are made under annual purchase options exercised by the USG. Fluctuations in revenues result from the timing of the exercise of annual purchase options and the USG purchases and Company delivery of orders that follow.
ACAM2000
ACAM2000 sales for the year ended December 31, 2021 were consistent with 2020. The price per unit and number of units delivered of ACAM2000 was largely consistent other than standard inflationary price increases between 2021 and 2020. ACAM2000 product sales are made under recurring procurement contracts with the USG and any fluctuation in revenues are generally caused by the timing of delivery of orders.
Other Product Sales
The increase in the Company's other product sales during the year ended December 31, 2021, was primarily due to an increase in the quantity of VIGIV offset by a decline in quantity of BAT. The change between 2021 and 2020 is primarily due to timing of deliveries to the SNS.
Contract Development and Manufacturing Services
Services
The increase in CDMO services revenue for the year ended December 31, 2021 is due to a full year of service to innovator customers whose products address the COVID-19 pandemic. The Company entered into most of these arrangements during the second and third quarters of 2020 and has provided services to them and new innovator customers throughout 2021. Additionally, during the year ended

December 31, 2021, the Company recorded out-of-period adjustments of $28.8 million relating to a change in accounting policy (see Note 2).
Leases
The increase in CDMO lease revenue during the year ended December 31, 2021 was primarily due to a full year of service to Johnson & Johnson in 2021 as the arrangement was entered into during the second quarter of 2020. This increase was offset by a decrease from the COVID-19 development public-private partnership with BARDA of $15.7 million. This arrangement was terminated in November 2021.
Contracts and Grants
The increase in contracts and grants revenue for the year ended December 31, 2021 is largely due to the termination of the CIADM contract with BARDA and the recognition of $55.2 million for the release of contract liabilities offset by a decrease in developmental activities associated with the Company's COVID-HIG and AV7909 product candidates.
Cost of Product Sales

Cost of Product Sales
●	Gross profit margin for product sales

Cost of product sales decreased for the year ended December 31, 2021 largely due to contingent consideration charges for business combinations, as well as inventory write-offs associated with the Company's travel health vaccines of $44.3 million in 2020 that did not recur in 2021. This decrease was further impacted by declines in sales of Anthrax vaccines and other products that was partially offset by increased costs as a result of higher volume of certain products, mostly Nasal Naloxone Products.
The increase in gross profit margin for product sales for the year ended December 31, 2021 is largely due to non-recurring charges in 2020 related to contingent consideration and inventory write-offs. Excluding those non-recurring charges, the gross profit margin decreased from 2020 and 2021 largely due to changes in product mix.
Cost of CDMO

Cost of CDMO
●	Gross profit margin for CDMO
Cost of CDMO increased for the twelve months ended December 31, 2021 largely due to an increase in CDMO service activities at our Bayview facility. Additionally, the Company wrote-off inventory of $41.5 million and incurred remediation costs during 2021 as a result of the cross-contamination event at the Bayview facility identified during the three months ended June 30, 2021. The increase in costs also includes out-of-period adjustments of $16.2 for an accounting policy change (see Note 2).
The decrease in gross profit margin percentage for CDMO for the year ended December 31, 2021 is largely due to inventory write-offs at our Bayview facility and remediation costs of our COVID-19 manufacturing activities.

Research and Development Expenses (Gross and Net)

Research and Development expense
●	Research and Development expense, net of contracts and grants revenue and IPR&D impairment expense

R&D expenses during the year ended December 31, 2021 were consistent with the year ended December 31, 2020. The results in 2020 were impacted due to the impairment of the Company's IPR&D intangible asset of $29 million, while the results in 2021 were impacted due to the write-off of the contract asset associated with the CIADM arrangement of $38.0 million. Excluding the impacts of these items R&D expenses decreased for the year ended December 31, 2021. The decrease was due to a decline in spending associated with the Company's COVID-HIG therapeutic product candidate as well as a decline in developmental activities associated with the Company's AV7909 product candidate.
Selling, General and Administrative Expenses

Selling, General and Administrative
●	SG&A as a percentage of total revenue

Selling, general and administrative expenses increased for the year ended December 31, 2021 primarily due to an increase in headcount and professional services as well as increased costs for defending and supporting the Company's corporate reputation.
Amortization of Intangible Assets

Amortization expense

Amortization of intangible assets and the composition of intangible assets amortized during the year ended December 31, 2021 was consistent with 2020.

Goodwill Impairment

Goodwill impairment

As part of the Company's annual impairment testing which reflected the revised reporting unit structure from the Company's reorganization during the fourth quarter of 2021 the Company recognized a $41.7 million impairment of goodwill in the Commercial reporting unit.
Total Other Income (Expense), Net

Interest expense
Other income (expense)

Total other income (expense), net decreased largely due to increases in interest rates during the period and impacts due to changes in foreign currency rates, specifically the Swiss franc.
Income Taxes

Income tax
●	Effective tax rate
During the year ended December 31, 2021, income taxes decreased largely due to the decline in income before income taxes. The effective tax rate was 27% for the year ended December 31, 2021 as compared to 25% in 2020. The effective tax rate increased largely due to an increase in non-deductible expenses, specifically goodwill impairment, as a percent of income before income taxes. Excluding these non-deductible expenses, the effective tax rate was consistent in both 2021 and 2020.
Year Ended December 31, 2020 Comparison to Year Ended December 31, 2019
Discussion and analysis of the year ended December 31, 2020 compared to the year ended December 31, 2019 is included under the heading "Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on February 19, 2021.

Financial Condition, Liquidity and Capital Resources
Our financial condition is summarized as follows:

(in millions, except percentages)	December 31, 2021	December 31, 2020	Change %
Financial assets:
Cash and cash equivalents	$576.1	$621.3	(7)%

Borrowings:
Debt, current portion	31.6	33.8	(7)%
Debt, net of current portion	809.4	841.0	(4)%
Total borrowings	841.0	874.8	(4)%

Working capital:
Current assets	1,272.1	1,195.9	6%
Current liabilities	373.8	384.5	(3)%
Total working capital	898.3	811.4	11%
Sources of Liquidity
We have historically financed our operating and capital expenditures through cash on hand, cash from operations, debt financing and contracts and grants development funding. We also obtain financing from the sale of our common stock upon exercise of stock options. We have operated profitably for each of the last five fiscal years through the period ended December 31, 2021. As of December 31, 2021, we had unrestricted cash and cash equivalents of $576.1 million and capacity under our revolving credit facility of $597.7 million. As of December 31, 2021, we believe that we have sufficient liquidity to fund our operations over at least the next 12 months.
Cash Flows
The following table provides information regarding our cash flows for the years ended December 31, 2021, 2020 and 2019.

	Year ended December 31,
(in millions)	2021	2020	2019
Net cash provided by (used in):
Operating activities	$321.1	$536.0	$188.0
Investing activities	(225.0)	(151.0)	(96.9)
Financing activities	(141.0)	69.5	(35.9)
Effect of exchange rate changes	(0.3)	(1.0)	0.4
Net (decrease) increase in cash and cash equivalents	$(45.2)	$453.5	$55.6
Certain significant cash flows were as follows:
Operating Activities:
Net cash provided by operating activities of $321.1 million in 2021 was due to net income excluding non-cash items of $477.5 million offset by negative working capital changes of $156.4 million due to increases in receivables and associated changes in contract liabilities and the accumulation of inventory.
Net cash provided by operating activities of $536.0 million in 2020 was primarily due to net income excluding non-cash items of $527.2 million and working capital changes of $8.8 million.
Net cash provided by operating activities of $188.0 million in 2019 was primarily due to net income excluding non-cash items of $230.4 million offset by negative working capital changes of $42.4 million.
Investing Activities:
Net cash used in investing activities of $225.0 million in 2021 relates to purchases of property, plant and equipment. The cash used in investing activities increased during the year ended December 31, 2021 largely due to continued investments in infrastructure and equipment associated with increased capacity and capabilities at our Rockville and Bayview facilities.

Net cash used in investing activities of $151.0 million in 2020 was primarily due to infrastructure and equipment investments.
Net cash used in investing activities of $96.9 million in 2019 was primarily due to infrastructure and equipment investments.
Financing Activities:
Net cash used in financing activities of $141.0 million in 2021 was primarily due to repurchases of stock of $106.0 million and payments on debt of $35.9 million.
Net cash provided by financing activities of $69.5 million in 2020 was primarily due to proceeds from the $450.0 million Senior Unsecured Notes and net employee share-based compensation activity of $17.8 million offset by payments of $387.1 million on the term loan and revolving credit facility and $8.4 million of debt issuance costs.
Net cash used in financing activities of $35.9 million in 2019 was primarily due to contingent consideration payments of $50.4 million mostly in relation to the 2018 acquisition of Adapt offset by $13.7 of net proceeds from debt.
Long-term debt
As of December 31, 2021, the Company has $849.6 million of fixed and variable rate debt with varying maturities, with $31.6 million payable within 12 months (see Note 8).
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
Unused Credit Capacity
Available room under the revolving credit facility for the years ended December 31, 2021 and 2020 was:

(in millions)
	December 31, 2021
Total Capacity	Outstanding Letters of Credit	Outstanding Indebtedness	Unused Capacity
$600.0	2.3	—	$597.7
	December 31, 2020
$600.0	2.8	—	$597.2
Contractual Obligations
As of December 31, 2021, the Company has contractual obligations related to lease arrangements and purchase commitments. The lease arrangements are for certain equipment and facilities. As of December 31, 2021, the Company had fixed lease payment obligations of $34.7 million, with $6.9 million due within 12 months. The Company has non-cancelable purchase commitments of $132.0 million, with $124.3 million being due within 12 months.
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
Revenue Recognition
The Company's product sales are recognized at a point-in-time generally upon delivery to the customer, depending on the performance obligation which the Company is delivering. The Company's CDMO arrangements are generally recognized on a percentage of completion basis utilizing a cost-to-cost method. Revenues are recognized as a percentage of the work completed during the period in an amount that reflects the percentage of the consideration which the Company expects to receive in exchange for the product or services.
For contracts with multiple performance obligations, the Company allocates the contract price to each performance obligation on a relative standalone selling price basis using the Company’s best estimate of the standalone selling price of each distinct product or service in the contract. Certain contracts may include lease components which are recognized under ASC 842. The primary method used to estimate standalone selling price is the price observed in standalone sales to customers, however when prices in standalone sales are not available the Company may use third-party pricing for similar products or services or estimate the standalone selling price based on the best available information.
Revenues are recorded net of reserves established for applicable discounts and allowances that are offered within contracts with customers. The Company makes estimates of the transaction price, including variable consideration that is subject to a constraint. Estimates of variable consideration includes allowances for returns, specialty distributor fees, wholesaler fees, prompt payment discounts, government rebates, chargebacks and rebates under managed care plans. Revenues from sales of products is recognized to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with such variable consideration is subsequently resolved. Provisions for variable consideration revenues from sales of products are recorded at the net sales price. For additional information on our revenues, refer to Note 3, of Item 8. Financial Statements and Supplementary Data.
Contingent Consideration
In connection with the Company's acquisitions accounted for as business combinations, the Company records contingent consideration associated with sales-based royalties, sales-based milestones and development and regulatory milestones at fair value, as applicable. The fair value model used to calculate these obligations is based on the income approach (a discounted cash flow model) that has been risk adjusted based on the probability of achievement of net sales and achievement of the milestones. The inputs the Company uses for determining the fair value of the contingent consideration associated with sales-based royalties, sales-based milestones and development and regulatory milestones are Level 3 fair value measurements. The Company re-evaluates the fair value on a quarterly basis. Changes in the fair value can result from adjustments to the discount rates and updates in the assumed timing of or achievement of net sales and/or the achievement of development and regulatory milestones. For additional information on the Company's contingent consideration, refer to Note 4, of Item 8. Financial Statements and Supplementary Data.
Income Taxes
The Company recognizes deferred tax assets and liabilities for future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss and R&D tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. Valuation allowances are recorded as appropriate to reduce deferred tax assets to the amount considered likely to be realized.
The Company’s income tax expense, deferred tax assets and liabilities and liabilities for unrecognized tax benefits reflect management’s best assessment of estimated current and future taxes to be paid. As tax laws are complex and subject to different interpretations, significant management judgement is required in (1) calculating the Company's income tax expense, deferred tax assets and deferred tax liabilities, (2) determining any valuation allowance recorded against deferred tax assets and (3) evaluating the amount of unrecognized tax benefits, as well as the interest and penalties related to such uncertain tax positions. The Company's estimates and assumptions may differ from tax benefits ultimately realized. For additional information on the Company's income taxes, refer to Note 11, of Item 8. Financial Statements and Supplementary Data.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For a discussion of additional risks arising from our operations, see “Item 1A—Business—Risk Factors” in this 2021 Annual Report.
Market Risks
We have interest rate and foreign currency market risk. Because of the short-term maturities of our cash and cash equivalents, we believe that an increase in market rates would likely not have a significant impact on the realized value of our investments.
Interest Rate Risk
We have debt with a mix of fixed and variable rates of interest. Floating rate debt carries interest based generally on the eurocurrency rate, as defined in our Amended Credit Agreement, plus an applicable margin. We manage the impact of interest rate changes on our variable debt through derivative instruments such as interest rate swap arrangements. For debt that we have not hedged through our interest rate swap arrangements increases in interest rates could therefore increase the associated interest payments that we are required to make on this debt. See Note 8, "Long-term debt," to the Notes of our consolidated financial statements included in this 2021 Annual Report under the caption Item 8, "Financial Statements and Supplementary Data.”
We have assessed our exposure to changes in interest rates by analyzing the sensitivity to our operating results assuming various changes in market interest rates. A hypothetical increase of one percentage point in the eurocurrency rate as of December 31, 2021 would increase our interest expense by approximately $0.7 million annually.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Emergent BioSolutions Inc.
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Emergent BioSolutions Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2022 expressed an unqualified opinion thereon.

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

Revenue recognition
Description of the Matter
As described in Notes 2 and 3 to the consolidated financial statements, the Company recognized revenues of $1,792.7 million for the year ended December 31, 2021. The Company enters into or periodically modifies revenue contracts whose terms are complex and require a significant level of judgment. At contract inception, management assesses the products or services promised in its contracts with customers and identifies a performance obligation for each promise to transfer to the customer a product or service that is distinct, including evaluating whether the contract includes a customer option for additional goods or services which could represent a material right. The Company estimates the transaction price of the contract, including variable consideration that is subject to a constraint. For commercial contracts, revenue is recognized at a point in time, and the Company’s estimation of variable consideration includes allowances for returns, certain fees, discounts, rebates and chargebacks. For CDMO arrangements, revenue is recognized over time, and the Company uses an input method to measure progress toward the satisfaction of the related performance obligation based on costs incurred as a percentage of total costs to complete.

Auditing revenue recognition involved significant auditor judgment because it involves subjective assumptions and estimates made by management. For example, auditing management’s identification of performance obligations was challenging as contracts include implicit and explicit goods and services. Further, significant judgment is required in the evaluation of whether the identified promised goods and services are both capable of being distinct and distinct within the context of the contract. In addition, the estimated rebates and returns for commercial arrangements are subject to significant judgment because their expected value is based on assumptions including sales or invoice data, expected utilization rates, historical payment experience, and changes in product pricing. These estimates are forward-looking and could be affected by future economic conditions and the competitive environment. Further, management’s estimate of the total costs as a measure of progress to completion of the performance obligation requires the use of assumptions and estimates. Finally, the identified material weakness relating to the technical accounting assessment of specific attributes within complex revenue arrangements with customers affected our audit procedures in this area.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s revenue recognition. For example, we tested controls over management’s review over the assumptions used in the estimation of the rebates and returns, and management’s review over the identification of actual costs incurred and the Company’s estimation of total expected costs used in its measure of progress calculations. We also tested management’s controls over the completeness and accuracy of the data used in the underlying calculations.

To test revenue recognized, our audit procedures included, among others, reading certain executed contracts, understanding the methodologies utilized and testing the completeness and accuracy of the information used in management’s assessment. For example, we inspected a sample of the Company’s contracts and evaluated whether the performance obligations and pattern of revenue recognition were appropriately identified based on the terms of the contract and in response to the material weakness, we performed incremental audit procedures in this area specifically for CDMO revenue contracts. To test management’s determination of variable consideration, we reviewed the historical data and trends available and compared to management’s estimated rebates and returns. To test management’s assumptions used in the Company’s determination of costs applied to the input measure of progress, we tested, among other things, the Company’s approved budgets and/or forecasts, inquired of operational personnel and reviewed project development timelines to corroborate the measure of progress and tested the completeness and accuracy of the underlying data.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2004.
Baltimore, Maryland
February 25, 2022

Emergent BioSolutions Inc. and Subsidiaries
Consolidated Balance Sheets
(in millions, except per share data)

	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$576.1	$621.3
Restricted cash	0.2	0.2
Accounts receivable, net	274.7	230.9
Inventories, net	350.8	307.0
Prepaid expenses and other current assets	70.3	36.5
Total current assets	1,272.1	1,195.9

Property, plant and equipment, net	800.1	644.1
Intangible assets, net	604.6	663.1
Goodwill	224.9	266.7
Other assets	57.3	113.4
Total assets	$2,959.0	$2,883.2

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$128.9	$136.1
Accrued expenses	51.7	46.9
Accrued compensation	88.7	84.6
Debt, current portion	31.6	33.8
Other current liabilities	72.9	83.1
Total current liabilities	373.8	384.5

Contingent consideration, net of current portion	4.5	34.2
Debt, net of current portion	809.4	841.0
Deferred tax liability	94.9	53.2
Contract liabilities, net of current portion	4.7	55.5
Other liabilities	52.7	67.8
Total liabilities	1,340.0	1,436.2

Stockholders’ equity:
Preferred stock, $0.001 par value; 15.0 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value; 200.0 shares authorized, 55.1 and 54.3 shares issued; 51.3 and 53.1 shares outstanding, respectively.	0.1	0.1
Treasury stock, at cost, 3.8 and 1.2 common shares, respectively	(152.2)	(39.6)
Additional paid-in capital	829.4	784.9
Accumulated other comprehensive loss, net	(16.1)	(25.3)
Retained earnings	957.8	726.9
Total stockholders’ equity	1,619.0	1,447.0
Total liabilities and stockholders’ equity	$2,959.0	$2,883.2
The accompanying notes are an integral part of the consolidated financial statements.

Emergent BioSolutions Inc. and Subsidiaries
Consolidated Statements of Operations
(in millions, except per share data)

	Year Ended December 31,
	2021	2020	2019
Revenues:
Product sales, net	$1,023.9	$989.8	903.5
CDMO:
Services	334.9	166.7	80.0
Leases	299.7	283.8	—
Total CDMO	634.6	450.5	80.0
Contracts and grants	134.2	115.1	122.5
Total revenues	1,792.7	1,555.4	1,106.0

Operating expenses:
Cost of product sales	382.0	392.0	372.3
Cost of CDMO	375.5	132.0	61.2
Research and development	234.0	234.5	226.2
Selling, general and administrative	348.4	303.3	273.5
Goodwill impairment	41.7	—	—
Amortization of intangible assets	58.5	59.8	58.7
Total operating expenses	1,440.1	1,121.6	991.9

Income from operations	352.6	433.8	114.1

Other income (expense):
Interest expense	(34.5)	(31.3)	(38.4)
Other, net	(3.7)	4.7	1.7
Total other income (expense), net	(38.2)	(26.6)	(36.7)

Income before income taxes	314.4	407.2	77.4
Income taxes	83.5	102.1	22.9
Net income	$230.9	$305.1	$54.5

Net income per common share
Basic	$4.32	$5.79	$1.06
Diluted	$4.27	$5.67	$1.04

Shares used in computing net income per share
Basic	53.5	52.7	51.5
Diluted	54.1	53.8	52.4
The accompanying notes are an integral part of the consolidated financial statements.

Emergent BioSolutions Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(in millions)

	Year Ended December 31,
	2021	2020	2019
Net income	$230.9	$305.1	$54.5
Other comprehensive income (loss), net of tax:
Foreign currency translation	(1.0)	(1.7)	0.4
Unrealized gains (losses) on hedging activities	6.5	(9.4)	(1.6)
Unrealized gain (losses) on pension benefit obligation	3.7	(4.3)	(3.2)
Total other comprehensive income (loss), net of tax	9.2	(15.4)	(4.4)
Comprehensive income (loss), net of tax	$240.1	$289.7	$50.1
The accompanying notes are an integral part of the consolidated financial statements.

Emergent BioSolutions Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in millions)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income	$230.9	$305.1	$54.5
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	42.4	51.0	26.7
Depreciation and amortization	123.8	114.5	110.7
Change in fair value of contingent obligations, net	2.9	31.7	24.8
Amortization of deferred financing costs	4.1	3.5	3.0
Impairments	41.7	29.0	12.0
Deferred income taxes	46.9	(2.4)	(1.1)
Write off of contract asset and liability	(17.2)	—	—
Other	2.0	(5.2)	(0.2)
Changes in operating assets and liabilities:
Accounts receivable	(48.2)	49.0	(8.2)
Inventories	(44.0)	(83.2)	(16.7)
Prepaid expenses and other assets	(24.7)	(29.2)	(39.1)
Accounts payable	(2.5)	19.8	16.5
Accrued expenses and other liabilities	(9.2)	19.4	(15.1)
Accrued compensation	4.0	21.8	4.2
Contract liabilities	(31.8)	11.2	16.0
Net cash provided by operating activities	321.1	536.0	188.0
Cash flows from investing activities:
Purchases of property, plant and equipment	(225.0)	(141.0)	(86.9)
Milestone payment from prior asset acquisition	—	(10.0)	(10.0)
Net cash used in investing activities	(225.0)	(151.0)	(96.9)
Cash flows (used in) provided by financing activities:
Purchases of treasury stock	(106.0)	—	—
Proceeds from revolving credit facility	—	—	130.0
Proceeds from senior unsecured notes	—	450.0	—
Principal payments on convertible senior notes	(10.6)	—	—
Principal payments on revolving credit facility	—	(373.0)	(105.0)
Principal payments on term loan facility	(25.3)	(14.1)	(11.3)
Proceeds from stock-based compensation activity	15.9	31.6	8.2
Taxes paid for stock-based compensation activity	(13.8)	(13.8)	(7.4)
Debt issuance costs	—	(8.4)	—
Contingent consideration payments	(1.2)	(2.8)	(50.4)
Net cash (used in) provided by financing activities:	(141.0)	69.5	(35.9)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(0.3)	(1.0)	0.4
Net change in cash, cash equivalents and restricted cash	(45.2)	453.5	55.6
Cash, cash equivalents and restricted cash at beginning of period	621.5	168.0	112.4
Cash, cash equivalents and restricted cash at end of period	$576.3	$621.5	$168.0
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	30.4	21.0	34.5
Cash paid during the year for income taxes	71.6	109.3	30.8
Supplemental information on non-cash investing and financing activities:
Purchases of property, plant and equipment unpaid at period end	20.0	22.0	12.3
Purchases of treasury stock	6.6	—	—
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	576.1	621.3	167.8
Restricted cash	0.2	0.2	0.2
Total	$576.3	$621.5	$168.0
The accompanying notes are an integral part of the consolidated financial statements.

Emergent BioSolutions Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders' Equity
(in millions, except per share data)

	$0.001 Par Value Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
Balance at January 1, 2019	52.4	$0.1	$688.6	(1.2)	$(39.6)	$(5.5)	$367.3	$1,010.9
Share-based compensation activity	0.6	—	27.5	—	—	—	—	27.5
Net income	—	—	—	—	—	—	54.5	54.5
Other comprehensive income (loss), net of tax	—	—	—	—	—	(4.4)	—	(4.4)
Balance at December 31, 2019	53.0	$0.1	$716.1	(1.2)	$(39.6)	$(9.9)	$421.8	$1,088.5
Share-based compensation activity	1.3	—	68.8	—	—	—	—	68.8
Net income	—	—	—	—	—	—	305.1	305.1
Other comprehensive income (loss), net of tax	—	—	—	—	—	(15.4)	—	(15.4)
Balance at December 31, 2020	54.3	$0.1	$784.9	(1.2)	$(39.6)	$(25.3)	$726.9	$1,447.0
Share-based compensation activity	0.8	—	44.5	—	—	—	—	44.5
Net income	—	—	—	—	—	—	230.9	230.9
Repurchases of stock	—	—	—	(2.6)	(112.6)	—	—	(112.6)
Other comprehensive income (loss), net of tax	—	—	—	—	—	9.2	—	9.2
Balance at December 31, 2021	55.1	$0.1	$829.4	(3.8)	$(152.2)	$(16.1)	$957.8	$1,619.0
The accompanying notes are an integral part of the consolidated financial statements.

Emergent BioSolutions Inc. and Subsidiaries
Notes to consolidated financial statements
1. Nature of the business and organization
Organization and business
Emergent BioSolutions Inc. (the "Company" or "Emergent") is a global life sciences company focused on providing innovative preparedness and response solutions addressing accidental, deliberate, and naturally occurring Public Health Threats (PHTs). The Company's solutions include a product portfolio, a product development portfolio, and a contract development and manufacturing (CDMO) services portfolio.
The Company is focused on the following five PHT categories: chemical, biological, radiological, nuclear and explosives (CBRNE); emerging infectious diseases (EID); travel health; emerging health crises; and acute/emergency care. The Company has a product portfolio of eleven products (vaccines, therapeutics, and drug-device combination products) that contribute a substantial portion of its revenue. The Company has one product candidate that is procured under special circumstances by the U.S. government (USG), although it is not approved by the U.S. Food and Drug Administration (FDA). The Company recently reorganized the structure of its business with a focus on markets and customers. As such, the key components of the business structure include a Government - Medical Countermeasures (MCM) business line, a Commercial business line and a Services line focused on CDMO.
The Company's products and services include:
Government - MCM Products
▪AV7909®, is a procured product candidate being developed as a next generation anthrax vaccine for post-exposure prophylaxis of disease resulting from suspected or confirmed Bacillus anthracis exposure. The USG has largely switched from procuring BioThrax to AV7909 for the Strategic National Stockpile (SNS) prior to its approval by the FDA; and
▪BioThrax®, the only vaccine licensed by the FDA, for the general use prophylaxis and post-exposure prophylaxis of anthrax disease;
▪ACAM2000®, the only single-dose smallpox vaccine licensed by the FDA for active immunization against smallpox disease for persons determined to be at high risk for smallpox infection;
▪BAT®, the only heptavalent antitoxin licensed by the FDA and Health Canada for the treatment of botulism; and;
▪CNJ-016®, the only polyclonal antibody therapeutic licensed by the FDA and Health Canada to address certain complications from smallpox vaccination.
▪Raxibacumab injection, a fully human monoclonal antibody therapeutic licensed by the FDA for the treatment and prophylaxis of inhalational anthrax;
▪Anthrasil®, the only polyclonal antibody therapeutic licensed by the FDA and Health Canada for the treatment of inhalational anthrax;
▪RSDL®, the only medical device cleared by the FDA to remove or neutralize the following chemical warfare agents from the skin: tabun, sarin, soman, cyclohexyl sarin, VR, VX, mustard gas, and T-2 toxin.
▪Trobigard® atropine sulfate, obidoxime chloride AUTO-INJECTOR, is a combination drug-device auto-injector procured product candidate that contains atropine sulfate and obidoxime chloride. It has not been approved by the FDA, but it is procured by certain authorized government buyers under special circumstances for potential use as a nerve agent countermeasure.
Commercial Products
▪NARCAN® (naloxone HCl) Nasal Spray, the first needle-free formulation of naloxone approved by the FDA and Health Canada, for the emergency treatment of known or suspected opioid overdose as manifested by respiratory and/or central nervous system depression; Recently, the Company licensed an authorized generic of naloxone nasal spray to Sandoz; and
▪Vaxchora® (Cholera Vaccine, Live, Oral), the only single-dose oral vaccine licensed by the FDA and the European Medicines Agency (EMA) for the prevention of cholera; and

▪Vivotif® (Typhoid Vaccine Live Oral Ty21a), the only oral vaccine licensed by the FDA for the prevention of typhoid fever.
Services - Contract Development and Manufacturing
The Company's services line focused on CDMO offerings cover development services, drug substance manufacturing, drug product manufacturing, and when necessary, suite reservations, which depending on facts and circumstances could be considered a lease. These services are provided across the pharmaceutical and biotechnology industries as well as the USG and non-governmental organizations. The Company's technology platforms include mammalian, microbial, viral, plasma and advanced therapies utilizing the Company's core capabilities for manufacturing to third parties on a clinical and commercial (small and large) scale. Additional services include fill/finish formulation and analytical development services for injectable and other sterile products, inclusive of process design, technical transfer, manufacturing validations, aseptic filling, lyophilization, final packaging and stability studies, as well as manufacturing of vial and pre-filled syringe formats on multiple platforms.
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

Significant customers and accounts receivable
Billed accounts receivable are stated at invoice amounts and consist of amounts due from the USG, commercial CDMO customers, as well as amounts due under reimbursement contracts with other government entities and non-government organizations. The Company's branded and generic opioid overdose reversal product is sold commercially through physician-directed or standing order prescriptions at retail pharmacies, as well as state health departments, law enforcement agencies, state and local community based organizations, substance abuse centers and federal agencies. If necessary, the Company records a reserve for doubtful receivables to allow for amounts which may be unrecoverable. This provision is based upon an analysis of the Company's prior collection experience, customer creditworthiness and current economic trends. Amounts determined to be uncollectible are charged or written-off against the reserve. Unbilled accounts receivable relates to various service contracts for which work has been performed and the Company has a right to bill but invoicing has not yet occurred. Contract assets include revenues recognized in advance of billings and the Company does not have a right to invoice the customer under the terms of the contract. The Company has receivables from contracts containing lease components. At each reporting period, the Company assesses whether it is probable that the Company will collect all future lease payments. The Company considers payment history and current credit status when assessing collectability. The Company does not adjust our receivables for the effects of a significant financing component at contract inception if we expect to collect the receivables in one year or less from the time of sale.
Concentration Risk
Customers
The Company has long-term contracts with the USG that expire at various times from 2022 through 2029. The Company has derived a significant portion of its revenue from sales of ACAM2000 and Anthrax Vaccines under contracts with the USG. The Company's current USG contracts do not necessarily increase the likelihood that it will secure future comparable contracts with the USG. The Company expects that a significant portion of the business will continue to be under government contracts that present a number of risks that are not typically present in the commercial contracting process. USG contracts for ACAM2000 and Anthrax Vaccines are subject to unilateral termination or modification by the government. The Company may fail to achieve significant sales of ACAM2000 and Anthrax Vaccines to customers in addition to the USG, which would harm their growth opportunities. The Company's other product sales, largely Nasal Naloxone Products, are largely sold commercially through physician-directed or standing order prescriptions at retail pharmacies, as well as to state health departments, local law enforcement agencies, community-based organizations, substance abuse centers and other federal agencies. Our CDMO customers are generally third-party pharmaceutical companies.
Although the Company seeks to expand its customer base and to renew its agreements with its customers prior to expiration of a contract, a delay in securing a renewal or a failure to secure a renewal or securing a renewal on less favorable terms may have a material adverse effect on the Company’s financial condition and results of operations.
The Company’s accounts receivable do not represent a significant concentration of credit risk. The USG accounted for approximately 50%, 64% and 61% of total revenues for 2021, 2020 and 2019, respectively. The Company’s accounts receivable as of December 31, 2021 and 2020, consist primarily of amounts due from the USG or other large multi-national highly reputable customers for product sales, CDMO services or from government agencies under government grants. Management does not deem credit risk to be significant.

Financial Institutions
Cash and cash equivalents are maintained with several financial institutions. The Company has deposits held with banks that exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions of reputable credit and, therefore, bear minimal credit risk.
Lender Counterparties
There is lender counterparty risk associated with the Company's revolving credit facility and derivatives instruments. There is risk that the Company’s revolving credit facility investors and derivative counterparties will not be available to fund as obligated. If funding under the revolving credit facility is unavailable, the Company may have to acquire a replacement credit facility from different counterparties at a higher cost or may be unable to find a suitable replacement. The Company seeks to manage risks from its revolving credit facility and derivative instruments by contracting with experienced large financial institutions and monitoring the credit quality of its lenders. As of December 31, 2021, the Company does not anticipate nonperformance by any of its counterparties.
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
The Company generally depreciates or amortizes the cost of its property, plant and equipment using the straight-line method over the estimated useful lives of the respective assets, which are summarized as follows:

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

Income taxes
Income taxes includes federal, state, local and foreign taxes. Income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax basis and net operating loss and R&D tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. Valuation allowances are recorded as appropriate to reduce deferred tax assets to the amount considered likely to be realized.
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
Under sections 382 and 383 of the Internal Revenue Code, if an ownership change occurs with respect to a "loss corporation", as defined therein, there are annual limitations on the amount of net operating losses and deductions that are available. The Company has recognized the portion of net operating losses and R&D tax credits acquired that will not be limited and are more likely than not to be realized.
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
Asset Impairment Analysis
Goodwill and Indefinite-lived Intangible Assets
Goodwill represents the difference between the purchase price and the fair value of the identifiable tangible and intangible net assets when accounted for using the purchase method of accounting. Goodwill is not amortized, but is reviewed for impairment. Goodwill is allocated to the Company's reporting units, which are components of our business for which discrete cash flow information is available one level below its operating segment. The Company evaluates goodwill and other indefinite-lived intangible assets for impairment annually as of October 1 and earlier if an event or other circumstance indicates that we may not recover the carrying value of the asset. If the Company believes that as a result of its qualitative assessment it is more likely than not that the fair value of a reporting unit or other indefinite-lived intangible asset is greater than its carrying amount, the quantitative impairment test is not required. If however it is determined that it is not more likely than not that the fair value of a reporting unit or other indefinite-lived intangible asset is greater than its carrying amount, a quantitative test is required.
The quantitative goodwill impairment test is performed using a one-step process. The process is to compare the fair value of a reporting unit with its carrying amount. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired. If the carrying amount of a reporting unit exceeds its fair value, goodwill of the reporting unit is impaired and an impairment loss is recognized in an amount equal to that excess up to the total amount of goodwill included in the reporting unit.
When the Company has material indefinite lived intangible assets associated with in-process research and development (IPR&D) a qualitative assessment is performed. If the qualitative assessment indicates that it is not more likely than not that the fair value of the indefinite lived intangible asset exceeds its carrying amount, the Company compares the estimated fair value of the intangible with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. Determining fair value requires the exercise of judgment about appropriate discount rates, perpetual growth rates and the amount and timing of expected future cash flows (see Note 7).
Long-lived Assets
Long-lived assets such as intangible assets and property, plant and equipment are not required to be tested for impairment annually. Instead, they are tested for impairment whenever circumstances indicate that the carrying amount of the asset may not be recoverable, such as when the disposal of such assets is likely or there is an adverse change in the market involving the business employing the related assets. If an impairment analysis is required, the impairment test employed is based on whether the Company’s intent is to hold the asset for continued use or to hold the asset for sale. If the intent is to hold the asset for continued use, the impairment test first requires a comparison of undiscounted future cash flows to the carrying value of the asset. If the carrying value of the asset exceeds the undiscounted cash flows, the asset would not be deemed to be recoverable. Impairment would then be measured as the excess of the asset’s carrying value over its fair value. Fair value is typically determined by discounting the future cash flows associated with that asset. If the intent is to hold the asset for sale and certain other criteria are met, the impairment test involves comparing the asset’s carrying value to its fair value less costs to sell. To the extent the carrying value is greater than the asset’s fair value less costs to sell, an impairment loss is recognized in an amount equal to the difference. Significant judgments used for long-lived asset impairment assessments include identifying the appropriate asset groupings and primary assets within those groupings, determining whether events or circumstances indicate that the carrying amount of the asset may not be recoverable, determining the future cash flows for the assets involved and assumptions applied in determining fair value, which include, reasonable discount rates, growth rates, market risk premiums and other assumptions about the economic environment.
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
The associated payments which will become due and payable for sales-based royalties and milestones result in a charge to cost of product sales in the period in which the increase is determined. Similarly, any future decrease in the fair value of contingent consideration associated with sales-based royalties and sales-based milestones will result in a reduction in cost of product sales. The changes in fair value for potential future sales-based royalties associated with product candidates in development will result in a charge to cost of product sales in the period in which the increase is determined.
Leases
The Company has operating leases for corporate offices, R&D facilities and manufacturing facilities. The Company determines if an arrangement is a lease at inception. Operating leases with future minimum lease payments in excess of 12 months and total lease payments greater than $0.1 million are included in right-of-use (ROU) assets and liabilities. The Company has elected to record expense on a cash basis for leases with minimum lease payments of 12 months or less and/or total lease payments less $0.1 million.
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

Revenue recognition
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
Multiple performance obligations
At contract inception, the Company assesses the products or services promised in a contract and identifies a performance obligation for each promise to transfer to the customer a product or service that is distinct, including evaluating whether the contract includes a customer option for additional goods or services which could represent a material right. A performance obligation is a promise in a contract to transfer a distinct product or service to a customer and is the unit of account under ASC 606. Contracts sometimes include more than one product, a lease, or options for customers to purchase additional products or services in the future for free or at a discount, which gives rise to separate performance obligations. For contracts with multiple performance obligations, the Company allocates the contract price to each performance obligation on a relative standalone selling price basis using the Company’s best estimate of the standalone selling price of each distinct product or service in the contract. The primary method used to estimate standalone selling price is the price observed in standalone sales to customers, however when prices in standalone sales are not available the Company may use third-party pricing for similar products or services or estimate the standalone selling price. Allocation of the transaction price is determined at the contracts’ inception.
Transaction price and variable consideration
Once the performance obligations in the contract have been identified, the Company estimates the transaction price of the contract. The estimate includes amounts that are fixed as well as those that can vary based on expected outcomes of the activities or contractual terms. The Company's variable consideration includes net profit received from sales of the Company's generic Nasal naloxone product, certain products sold on a net basis, cost-plus-fee contract terms and consideration transferred under its development contracts as consideration received can vary based on developmental progression of the product candidate. When a contract's transaction price includes variable consideration, the Company evaluates the variable consideration to determine whether the estimate needs to be constrained; therefore, the Company includes the variable consideration in the transaction price only to the extent that it is probable that a significant reversal of the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Variable consideration estimates are updated at each reporting date. There were no significant constraints or material changes to the Company's variable consideration estimates as of or during the twelve months ended December 31, 2021.
Product sales
For our product sales, we recognize revenue at a point in time when the Company’s performance obligations have been satisfied and control of the products transfer to the customer. To indicate the transfer of control the Company will have a present right to payment, legal title must have passed to the customer, and the customer must have the significant risks and rewards of ownership. This point in time depends on several factors, including delivery, transfer of legal title, transition of risk and rewards of the product to the customer and the Company's right to payment.
The Company's contracts for the sale of the Company's Government - MCM products include certain acceptance criteria before title passes to the customer. The primary customer for the Company's Government - MCM products and the primary source of funding for the development of its MCM product candidate portfolio is the USG. The USG contracts for the sale of the Company's Government - MCM products are normally multi-year contracts with annual options.
For the Company’s commercial products, upon transfer of control of the goods the Company reflects estimates of the consideration that the Company expects. Prior to recognizing revenue, the Company makes estimates of the transaction price, including variable consideration that is subject to a constraint. Estimates of variable consideration include allowances for returns, specialty distributor fees, wholesaler fees, prompt payment discounts, government rebates, chargebacks and rebates under managed care plans.
Revenue is recognized to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with such variable consideration is subsequently resolved. Provisions for variable consideration revenues from sales of products are recorded at the net sales price. Calculating certain of these provisions involves estimates and judgments and the Company determines their expected value based on sales or invoice data, contractual terms, historical utilization rates, new information regarding changes in these programs’ regulations and guidelines that would impact the amount of the actual rebates, the Company's expectations regarding future utilization rates for these programs and channel inventory data. These provisions reflect the Company's best estimate of the amount of consideration to which the Company is entitled based on the terms of the contract. The Company reassesses the Company's provisions for variable consideration at each reporting date.
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
Drug substance, drug product manufacturing, development services and technology transfer performance obligations are recognized as revenue over-time because the Company’s performance does not create an asset with an alternative use and the Company has an enforceable right to payment for performance completed as work is performed. In drug product arrangements, the customer typically owns and supplies the active pharmaceutical ingredient (API), that is used in the manufacturing process; in drug substance arrangements, the customer provides certain seed material that is used in the manufacturing process. The transaction price generally contains both a fixed and variable component. The fixed component is stated in the agreement as a fixed price per unit with no contractual provision for a refund or price concession and the variable component generally results from pass-through costs that are billed at cost-plus over the life of the contract. The Company uses an input method to measure progress toward the satisfaction of the related performance obligations based on costs incurred as a percentage of total costs to complete which the Company believes best depicts the transfer of control of goods or services promised to its customers.
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
For contracts that contain lease components, the Company assesses the collectability of the lease payments. If the collectability of the lease payments is probable, the Company recognizes lease income over the term of the lease on a straight-line basis. If collectability is not deemed probable at any time during the term of the lease, the Company’s lease income is limited to the lesser of (i) the lease payments that have been collected from the lessee, or the straight-line recognition of the contract value. If the collectability assessment changes to probable after the Company has determined collectability is not deemed probable, any difference between the lease income that would have been recognized if collectability had always been assessed as probable and the lease income recognized to date is recognized as a current-period adjustment to lease income. Changes to the collectability of operating leases are recorded as adjustments to lease income in the consolidated statements of operations in the period that they occur.
Contracts and grants
The Company generates contract and grant revenue primarily from cost-plus-fee contracts associated with development of certain product candidates. Revenues from reimbursable contracts are recognized as costs are incurred, generally based on allowable costs incurred during the period, plus any recognizable earned fee. The Company uses this input method to measure progress as the customer has access to the development research under these projects and benefits incrementally as R&D activities occur. When applicable, the Company considers fixed fees under cost-plus-fee contracts to be earned in proportion to the allowable costs incurred in performance of the contract, the cost-to-cost measure of progress. The Company analyzes costs for contracts and reimbursable grants to ensure reporting of revenues gross versus net is appropriate. The USG contracts for the development of the Company's MCM product candidates are normally multi-year contracts.
Research and development
The Company expenses R&D costs as incurred. The Company's R&D expenses consist primarily of:
▪personnel-related expenses;
▪fees to professional service providers for, among other things, analytical testing, independent monitoring or other administration of the Company's clinical trials and obtaining and evaluating data from the Company's clinical trials and non-clinical studies;
▪costs of CDMO services for clinical trial material; and
▪costs of materials used in clinical trials and R&D.
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
Earnings per share
Basic net income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted income per common share is computed using the treasury method by dividing net income by the weighted average number of shares of common stock outstanding during the period, adjusted for the potential dilutive effect of other securities if such securities were converted or exercised and are not anti-dilutive.

Treasury stock
When stock is acquired for purposes other than formal or constructive retirement, the purchase price of the acquired stock is recorded in a separate treasury stock account, which is separately reported as a reduction of equity.
When stock is retired or purchased for formal or constructive retirement, the purchase price is initially recorded as a reduction to the par value of the shares repurchased, with any excess purchase price over par value recorded as a reduction to additional paid-in capital related to the series of shares repurchased and any remainder excess purchase price recorded as a reduction to retained earnings. If the purchase price exceeds the amounts allocated to par value and additional paid-in capital related to the series of shares repurchased and retained earnings, the remainder is allocated to additional paid-in capital related to other series of shares.
To determine the cost of treasury stock that is either sold or reissued, the Company uses the last in, first out method. If the proceeds from the re-issuance of treasury stock are greater than the cost, the excess is recorded as additional paid-in capital. If the proceeds from re-issuance of treasury stock are less than the cost, the excess cost first reduces any additional paid-in capital arising from previous treasury stock transactions for that class of stock, and any additional excess is recorded as a reduction of retained earnings.
Accounting for stock-based compensation
The Company has one stock-based employee compensation plan, the Emergent BioSolutions Inc. Stock Incentive Plan (the Emergent Plan), under which the Company may grant various types of equity awards including stock options, restricted stock units and performance stock units.
The terms and conditions of equity awards (such as price, vesting schedule, term and number of shares) under the Emergent Plan is determined by the compensation committee of the Company's board of directors, which administers the Emergent Plan. Each equity award granted under the Emergent Plan vests as specified in the relevant agreement with the award recipient and no option can be exercised after seven years from the date of grant. The Company records the estimated fair value of awards in expense on a straight-line basis over the requisite service period, which is generally the vesting period. Where awards are made with non-substantive vesting periods (for instance, where a portion of the award vests upon retirement eligibility), the Company estimates and recognizes expense based on the period from the grant date to the date the employee becomes retirement eligible.
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
▪Expected average life of options — the period of time that options granted are expected to remain outstanding, based primarily on the Company's expectation of option exercise behavior subsequent to vesting of options.
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
The valuation of the interest rate swaps is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each interest rate swap. This analysis reflects the contractual terms of the interest rate swaps, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash payments (or receipts) and the discounted expected variable cash receipts (or payments). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. To comply with the provisions of ASC 820, Fair Value Measurement, the Company incorporates credit valuation adjustments in the fair value measurements to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk. These credit valuation adjustments were concluded to not be significant inputs for the fair value calculations for the periods presented. In adjusting the fair value of the Company's derivative contracts for the effect of nonperformance risk, it has considered the impact of netting and any applicable credit enhancements, such as the posting of collateral, thresholds, mutual puts and guarantees. The valuation of interest rate swaps fall into Level 2 in the fair value hierarchy. See Note 9 for further details on the interest rate swaps.
Out-of-period adjustments
During the year ended December 31, 2021, the Company identified and recorded immaterial out-of-period adjustments. In prior years, the Company had recognized revenue for drug substance and drug product manufacturing performance obligations when the goods were released, legal title had passed and the customer had possession. Beginning in 2021, the Company began recognizing revenue over time using an input measure based on costs incurred as a percentage of total estimated contract costs for drug substance and drug product revenue. As batch production and fill-finish manufacturing generally take place over short intervals, the adjustments to the financial statements were not material. Additionally, the Company determined that the classification of its suite reservations, when the customer directs the use of the identified suite and obtains substantially all the economic benefits reflected in CDMO service revenue, are more appropriately classified as leases. Although either classification generally results in recognition of revenue on a straight line basis over-time, the Company identified one lease component commencement date change which impacted the revenue recognized during our 2020 and 2021 periods. The Company has included incremental lease accounting disclosures in these financial statements (see Note 3).
The Company evaluated the materiality of the out-of-period adjustments from quantitative and qualitative perspectives and concluded that the amounts were immaterial to the Company’s prior period interim and annual consolidated financial statements. As a result, no amendments to previously filed interim or annual periodic reports are required. These out-of-period adjustments in the current consolidated statements of operations are as follows:

(in millions)	Year Ended December 31, 2021
Contract development and manufacturing revenue:
Services	$28.8
Leases	(5.5)
Total contract development and manufacturing revenue	23.3
Cost of CDMO	16.2
Income before income taxes	7.1
Net income	$5.3
Reclassifications
In addition, during the year ended December 31, 2021, the Company revised its presentation on the consolidated statement of operations to separately present (i) lease revenue as opposed to combining with CDMO services revenues and (ii) cost of CDMO services as opposed to combining with cost of product sales. As the Company's lease revenue is solely associated with CDMO services and is substantially related to one arrangement which ended in 2021, the Company has combined the costs of CDMO services and leases on the consolidated statement of operations. All associated prior period amounts have been reclassified to conform to the current period presentation.
Recently issued accounting standards
Recently Adopted
ASU 2019-12, Simplifications to Accounting for Income Taxes (ASU 2019-12)
In December 2019, the FASB issued ASU 2019-12. ASU 2019-12 removes certain exceptions for recognizing deferred taxes for investments, performing intra-period allocation and calculating income taxes in interim periods. The ASU also adds guidance to reduce complexity in certain areas, including deferred taxes for goodwill and allocating taxes for members of a consolidated group. ASU 2019-12 is effective for all entities for fiscal years beginning after December 15, 2020, and earlier adoption is permitted. As of January 1, 2021, the Company adopted the standard, which did not have a material impact on the Company's consolidated financial statements.
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
For the years ended December 31, 2021, 2020, and 2019, the Company's revenues disaggregated by the major sources were as follows:

(in millions)	Year Ended December 31,
	2021			2020			2019
	U.S Government	Non-U.S. Government	Total	U.S Government	Non-U.S. Government	Total	U.S Government	Non-U.S. Government	Total
Product sales	$530.0	$493.9	$1,023.9	$626.0	$363.8	$989.8	$568.8	$334.7	$903.5
CDMO:
Services	—	334.9	334.9	—	166.7	166.7	—	80.0	80.0
Leases	237.6	62.1	299.7	253.3	30.5	283.8	—	—	—
Total CDMO	237.6	397.0	634.6	253.3	197.2	450.5	—	80.0	80.0
Contracts and grants	130.2	4.0	134.2	109.2	5.9	115.1	105.9	16.6	122.5
Total revenues	$897.8	$894.9	$1,792.7	$988.5	$566.9	$1,555.4	$674.7	$431.3	$1,106.0
For the years ended December 31, 2021, 2020 and 2019, the Company's product sales from Anthrax Vaccines, ACAM2000, Nasal Naloxone products and Other products as a percentage of total product sales were as follows:

	2021	2020	2019
% of product sales:
Anthrax vaccines	25%	38%	19%
Nasal naloxone products	43%	31%	31%
ACAM2000	20%	20%	27%
Other products	12%	11%	23%
As of December 31, 2021, 2020 and 2019, aside from sales to the USG, there were no sales to an individual customer in excess of 10% of total revenues. For the years ended December 31, 2021, 2020, and 2019, the Company’s revenues from customers within the United States comprised 92%, 93% and 90%, respectively, of total revenues.
BARDA Centers of Innovation and Advanced Development and Manufacturing (CIADM) agreement
The Company and BARDA had a CIADM agreement which began in June 2012 and terminated on November 1, 2021. The value of this base arrangement was $163.2 million and was recorded as a stand-ready performance obligation and reflected as a component of contracts and grants revenue in the consolidated statements of operations. In 2020, we announced that we had been issued a task order under CIADM for COVID-19 vaccine development and manufacturing (the BARDA COVID-19 Development Public Private Partnership). The task order and associated amendments which allowed BARDA to reserve drug substance and drug product manufacturing capacity at various manufacturing sites had a contract value of $650.8 million that was accounted for as a lease. On November 1, 2021, the Company and BARDA mutually agreed to terminate the CIADM agreement and associated task orders which resulted in an adjusted contract value of $140.5 million for the base arrangement and $470.9 million for the BARDA COVID-19 Development Public Private Partnership. For the base arrangement, the Company released $55.2 million of contract liabilities which is reflected as a component of contract and grants revenue on the consolidated statements of operations. Total revenues associated with the base arrangement were $71.3 million, $15.8 million and $15.8 million during the years ended December 31, 2021, 2020 and 2019 and are reflected as a component of contracts and grants revenue on the consolidated statements of operations. Revenues associated with the BARDA COVID-19 Development Public-Private Partnership were $237.6 million and $233.3 million during the years ended December 31, 2021 and 2020 and are recorded as CDMO leases on the consolidated statements of operations. There were no revenues from the BARDA COVID-19 Development Public-Private Partnership during the year ended December 31, 2019. The termination resulted in the write off of $38.0 million in contract assets to R&D expense on the consolidated statements of operations.

CDMO Operating Leases
Certain multi-year CDMO service arrangements with non-USG customers include operating leases whereby the customer has the right to direct the use of and obtain substantially all of the economic benefits of specific manufacturing suites operated by the Company. The associated revenue is recognized on a straight-line basis over the term of the lease. The remaining term on the Company's operating lease components approximates 3.0 years. The Company utilizes a cost-plus model to determine the stand-alone selling price of the lease component to allocate contract consideration between the lease and non-lease components. During the year ended December 31, 2021, the Company's non-USG lease revenues were $62.1 million, which is included within CDMO leases in the consolidated statement of operations. The Company has allocated contracted operating lease revenues due under our long-term CDMO service arrangements as follows:

(in millions)	Year Ended December 31,
2022	45.8
2023	50.7
2024	11.5
$108.0

Transaction price allocated to remaining performance obligations
As of December 31, 2021, the Company expects future revenues of approximately $1.3 billion associated with all arrangements entered into by the Company. The Company expects to recognize a majority of the $1.3 billion of unsatisfied performance obligations within the next 24 months. The amount and timing of revenue recognition for unsatisfied performance obligations can change. The future revenues associated with unsatisfied performance obligations exclude the value of unexercised option periods in the Company’s revenue arrangements. Often the timing of manufacturing activities changes based on customer needs and resource availability. Regulatory compliance may also impact the status of the Company’s COVID-19 related CDMO arrangements. Government funding appropriations can impact the timing of product deliveries. The success of the Company's development activities that receive development funding support from the USG under development contracts can also impact the timing of revenue recognition.
Contract assets
The Company considers unbilled accounts receivable and deferred costs associated with revenue generating contracts, which are not included in inventory or property, plant and equipment, as contract assets. As of December 31, 2021, the Company had $21.5 million from revenue generating contracts recorded within accounts receivable, net on the consolidated balance sheets. As of December 31, 2020, deferred costs from revenue generating contracts recorded as contract assets were $41.1 million, which is reflected as a component of other assets on the consolidated balance sheets.
Contract liabilities
When performance obligations are not transferred to a customer at the end of a reporting period, cash received associated with the amount allocated to those performance obligations is reflected as contract liabilities on the consolidated balance sheets and is deferred until control of these performance obligations is transferred to the customer. The following table presents the roll forward of the contract liabilities:

(in millions)
December 31, 2019	$88.9
Deferral of revenue	146.2
Revenue recognized	(135.0)
Balance at December 31, 2020	100.1
Deferral of revenue	279.7
Revenue recognized	(363.4)
Balance at December 31, 2021	$16.4

As of December 31, 2021 and 2020, the current portion of contract liabilities was $11.7 million and $44.6 million, respectively, and was included in other current liabilities on the balance sheet.

Accounts receivable

Accounts receivable including unbilled accounts receivable contract assets consist of the following:

	December 31,
(in millions)	2021	2020
Billed, net	$224.9	$172.7
Unbilled	49.8	58.2
Total, net	$274.7	$230.9
As of December 31, 2021 and 2020, the allowance for doubtful accounts was $3.2 million and $3.1 million, respectively.
4. Fair value measurements
The table below presents information about our assets and liabilities that are regularly measured and carried at fair value and indicate the level within the fair value hierarchy of the valuation techniques we utilized to determine fair value:

	December 31, 2021				December 31, 2020
(In millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Money market accounts	$152.4	$152.4	$—	$—	$352.2	$352.2	$—	$—
Time deposits	200.0	—	200.0	—	—	—	—	—
Total	$352.4	$152.4	$200.0	$—	$352.2	$352.2	$—	$—
Liabilities:
Contingent consideration	$37.2	$—	$—	$37.2	$58.1	$—	$—	$58.1
Derivative instruments	6.1	—	6.1	—	15.0	—	15.0	—
Total	$43.3	$—	$6.1	$37.2	$73.1	$—	$15.0	$58.1

Contingent consideration
Contingent consideration liabilities associated with business combinations are measured at fair value. These liabilities represent an obligation of the Company to transfer additional assets to the selling shareholders and owners if future events occur or conditions are met. These liabilities associated with business combinations are measured at fair value at inception and at each subsequent reporting date. The changes in the fair value are primarily due to the expected amount and timing of future net sales, which are inputs that have no observable market. Any changes in fair value for the contingent consideration liabilities related to the Company’s products are classified in the Company's statement of operations as cost of product sales. Any changes in fair value for the contingent consideration liabilities related to the Company’s product candidates are recorded in R&D expense for regulatory and development milestones.
The following table is a reconciliation of the beginning and ending balance of the contingent consideration liabilities measured at fair value during the years ended December 31, 2021 and 2020.

(in millions)
Balance at December 31, 2019	$29.2
Expense included in earnings	31.7
Settlements	(2.8)
Balance at December 31, 2020	$58.1
Expense included in earnings	2.9
Settlements	(23.8)
Balance at December 31, 2021	$37.2
As of December 31, 2021 and 2020, the current portion of the contingent consideration liability was $32.7 million and $23.9 million, respectively, and was included in other current liabilities on the consolidated balance sheets.
The recurring Level 3 fair value measurements for the Company's contingent consideration liability include the following significant unobservable inputs:

Contingent Consideration Liability	Fair Value as of December 31, 2021	Valuation Technique	Unobservable Input	Range	Weighted Average
Revenue milestone and royalty based	$37.2 million	Discounted cash flow	Discount rate	—% - 7.4%	1.5%
			Probability of payment	25.0% - 100.0%	87.0%
			Projected year of payment	2022 - 2028	2022
Non-Variable Rate Debt
As of December 31, 2021 and December 31, 2020, the fair value of the Company's 3.875% Senior Unsecured Notes was $433.3 million and $466.0 million, respectively. The fair value was determined through market sources, which are level 2 inputs and directly observable. The carrying amounts of the Company’s other long-term variable interest rate debt arrangements approximate their fair values (see Note 8).
Non-recurring fair value measurements
Separate disclosure is required for assets and liabilities measured at fair value on a recurring basis from those measured at fair value on a non-recurring basis. As of December 31, 2021 and 2020, other than those outlined in Note 7, there were no material assets or liabilities measured at fair value on a non-recurring basis.

5. Inventories
Inventories consist of the following:

	December 31,
(in millions)	2021	2020
Raw materials and supplies	$217.5	$160.6
Work-in-process	95.8	102.5
Finished goods	37.5	43.9
Total inventories	$350.8	$307.0
Inventories, net is stated at the lower of cost or net realizable value. During the year ended December 31, 2021, the Company recorded inventory write-offs at its Bayview facility of $41.5 million, which were the result of the cross-contamination event at the Bayview facility. The inventory write-off resulted from the Company's plan to discard raw materials and in-process batches that were deemed unusable. The charge was reflected as a component of cost of CDMO services on the Company's consolidated statements of operations.
6. Property, plant and equipment, net
Property, plant and equipment, net consists of the following:

	December 31,
(in millions)	2021	2020
Land and improvements	$52.1	$52.7
Buildings, building improvements and leasehold improvements	269.7	246.3
Furniture and equipment	513.5	362.1
Software	60.7	58.7
Construction-in-progress	223.2	183.4
	1,119.2	903.2
Less: Accumulated depreciation and amortization	(319.1)	(259.1)
Total property, plant and equipment, net	$800.1	$644.1
For the years ended December 31, 2021 and 2020, construction-in-progress primarily includes costs incurred related to construction to advance the Company's CDMO capabilities.
Depreciation and amortization expense associated with property, plant and equipment was $62.2 million, $50.1 million and $49.5 million for the years ended December 31, 2021, 2020, and 2019, respectively.
7. Intangible assets and goodwill
The Company's intangible assets consist of products acquired via business combinations or asset acquisitions. Components of the Company’s intangible assets, excluding IPR&D and goodwill, consisted of the following:

		December 31, 2021
(in millions)	Estimated Life	Cost	Accumulated Amortization	Net
Products	9-22 years	$798.0	$193.5	$604.5
Customer relationships	8 years	28.6	28.6	—
CDMO	8 years	5.5	5.4	0.1
Total intangible assets		$832.1	$227.5	$604.6

		December 31, 2020
(in millions)	Estimated Life	Cost	Accumulated Amortization	Net
Products	9-22 years	$798.0	$137.8	$660.2
Customer relationships	8 years	28.6	26.5	2.1
CDMO	8 years	5.5	4.7	0.8
Total intangible assets		$832.1	$169.0	$663.1
For the years ended December 31, 2021, 2020, and 2019, the Company recorded amortization expense for intangible assets of $58.5 million, $59.8 million and $58.7 million, respectively, which is included in the amortization of intangible assets in the consolidated statements of operations. As of December 31, 2021, the weighted average amortization period remaining for intangible assets is 11.9 years.
Future amortization expense as of December 31, 2021 is as follows:

(in millions)
2022	$55.9
2023	55.8
2024	55.8
2025	55.8
2026 and beyond	381.3
Total remaining amortization	$604.6
As a result of the Company's expectation that it would not generate future cash flows to recover the asset balance of the Company's IPR&D intangible asset, the Company recorded an intangible asset impairment charge of $29.0 million during the year ended December 31, 2020. As such, there is no remaining balance recorded on the Company's consolidated balance sheets at December 31, 2021 and 2020. The impairment charge is reflected as a component of R&D expense in the consolidated statement of operations for the year ended December 31, 2020.
The following table is a summary of changes in goodwill:

	Year ended December 31,
(in millions)	2021	2020
Balance at beginning of the year	$266.7	$266.6
Goodwill impairment (1)	(41.7)	—
Foreign currency translation	(0.1)	0.1
Balance at end of the year	$224.9	$266.7
(1) The carrying amount of goodwill included accumulated impairments of $41.7 million as of December 31, 2021. There were no impairment charges or accumulated impairments as of December 31, 2020.
On October 1, 2021, the date of the Company's annual goodwill impairment testing, the Company reorganized its lines of business resulting in a change in the composition of two of its reporting units. The Company performed quantitative tests to determine fair values of the reporting units using both a market based (comparable company multiple) and income based (discounted cash flows) approach, each a level three non recurring fair value measurement, of the reporting units both before and after the reorganization of the lines of business and its reporting units and determined that there was a goodwill impairment of $41.7 million associated with the new commercial reporting unit. The Company utilized a quantitative assessment for our goodwill impairment testing of one reporting unit in 2020. The Company used a qualitative assessment for our goodwill impairment testing for all other reporting units in 2020. The assessments completed during the year ended 2020 indicated no impairment.

8. Long-term debt
The components of debt are as follows:

	December 31,
(in millions)	2021	2020
Senior secured credit agreement - Term loan due 2023	$396.6	$421.9
Senior secured credit agreement - Revolver loan due 2023	—	—
3.875% Senior Unsecured Notes due 2028	450.0	450.0
2.875% Convertible Senior Notes due 2021	—	10.6
Other	3.0	3.0
Total debt	$849.6	$885.5
Current portion of debt, net of debt issuance costs	(31.6)	(33.8)
Unamortized debt issuance costs	(8.5)	(10.7)
Debt, net of current portion	$809.4	$841.0
As of December 31, 2021, the Company had approximately $2.0 million and $1.6 million of debt issuance costs associated with the revolver loan that were classified as other current assets and other assets, respectively, on the Company's consolidated balance sheets because there was no outstanding revolver balance at December 31, 2021. As of December 31, 2020, the Company had approximately $2.0 million and $3.5 million of debt issuance costs associated with the revolver loan that were classified as other current assets and other assets, respectively, on the Company's consolidated balance sheets because there was an outstanding revolver balance at December 31, 2020.
3.875% Senior Unsecured Notes due 2028
On August 7, 2020, the Company completed its offering of $450 million aggregate principal amount of 3.875% Senior Unsecured Notes due 2028 (the 2028 Notes) of which the majority of the net proceeds were used to pay down the Revolving Credit Facility (as defined below). Interest on the 2028 Notes is payable on February 15th and August 15th of each year until maturity, beginning on February 15, 2021. The 2028 Notes will mature on August 15, 2028.

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

Senior Secured Credit Agreement
Also on August 7, 2020, the Company entered into a Second Amendment (the Credit Agreement Amendment) to its senior secured credit agreement, dated October 15, 2018, with multiple lending institutions relating to the Company’s senior secured credit facilities (the Credit Agreement, and as amended, the Amended Credit Agreement), consisting of a senior revolving credit facility (the Revolving Credit Facility) and senior term loan facility (the Term Loan Facility, and together with the Revolving Credit Facility, the Senior Secured Credit Facilities). The Credit Agreement Amendment amended, among other things, the definition of incremental facilities limit, the consolidated net leverage ratio financial covenant by increasing the maximum level, increased the permissible applicable margins based on the Company’s consolidated net leverage ratio and increased the commitment fee that the Company is required to pay in respect of the average daily unused commitments under the Revolving Credit Facility, depending on the Company’s consolidated net leverage ratio.
The Amended Credit Agreement includes (i) a Revolving Credit Facility of $600 million with a maturity date of October 13, 2023, and (ii) a Term Loan Facility with a principal amount of $450 million. The Company may request incremental term loan facilities or increases in the Revolving Credit Facility (each an Incremental Loan) as long as certain requirements involving our net leverage ratio will be maintained on a pro forma basis. Borrowings under the Revolving Credit Facility and the Term Loan Facility bear interest at a rate per annum equal to (a) a eurocurrency rate plus a margin ranging from 1.3% to 2.3% per annum, depending on the Company's consolidated net leverage ratio or (b) a base rate (which is the highest of the prime rate, the federal funds rate plus 0.5%, and a eurocurrency rate for an interest period of one month plus 1.0% plus a margin ranging from 0.3% to 1.3%, depending on the Company's consolidated net leverage ratio. The Company is required to make quarterly payments on the last business day of each calendar quarter under the Amended Credit Agreement for accrued and unpaid interest on the outstanding principal balance, based on the above interest rates. In addition, the Company is required to pay commitment fees ranging from 0.2% to 0.4% per annum, depending on the Company's consolidated net leverage ratio, for the average daily unused commitments under the Revolving Credit Facility. The Company is to repay the outstanding principal amount of the Term Loan Facility in quarterly installments on the last business day of each calendar quarter based on an annual percentage equal to 2.5% of the original principal amount of the Term Loan Facility during each of the first two years of the Term Loan Facility, 5.0% of the original principal amount of the Term Loan Facility during the third year of the Term Loan Facility and 7.5% of the original principal amount of the Term Loan Facility during each year of the remainder of the term of the Term Loan Facility until the maturity date of the Term Loan Facility, at which time the entire unpaid principal balance of the Term Loan Facility will be due and payable. The Company has the right to prepay the Term Loan Facility without premium or penalty. The Revolving Credit Facility and the Term Loan Facility mature on October 13, 2023.

The Amended Credit Agreement also requires mandatory prepayments of the Term Loan Facility in the event the Company or its subsidiaries (a) incur indebtedness not otherwise permitted under the Amended Credit Agreement or (b) receive cash proceeds in excess of $100 million during the term of the Credit Agreement from certain dispositions of property or from casualty events involving their property, subject to certain reinvestment rights. The financial covenants under the Amended Credit Agreement currently require the quarterly presentation of a minimum consolidated 12-month rolling debt service coverage ratio of 2.5 to 1.0, and a maximum consolidated net leverage ratio of 4.5 to 1.0 (subject to an increase to 5.0 to 1.0 for an applicable four quarter period, at the election of the Company, in connection with a permitted acquisition having an aggregate consideration in excess of $75.0 million). Negative covenants in the Amended Credit Agreement, among other things, limit the ability of the Company to incur indebtedness and liens, dispose of assets, make investments, enter into certain merger or consolidation transactions and make restricted payments. As of the date of these financial statements, the Company is in compliance with all affirmative and negative covenants.

2.875% Convertible Senior Notes Due 2021
On January 29, 2014, the Company issued 2.875% convertible senior notes due 2021 (the Notes). The Notes bore interest at a rate of 2.875% per year, payable semi-annually in arrears on January 15 and July 15 of each year. The Notes matured and were paid on January 15, 2021.
Debt Maturity
Future debt payments of long-term indebtedness are as follows:

(in millions)	December 31, 2021
2022	$33.8
2023	363.6
2024	0.2
2025	—
2026 and thereafter	452.0
Total debt	$849.6
9. Derivative Instruments and hedging activities
Risk management objective of using derivatives
As of December 31, 2021, the Company had the following outstanding interest rate swap derivatives that were designated as cash flow hedges of interest rate risk:

(in millions, except number of instruments)	Number of Instruments	Notional amount
Interest Rate Swaps	7	$350.0
The table below presents the fair value of the Company’s derivative financial instruments designated as hedges as well as their classification on the balance sheet.

	Liability Derivatives
	December 31, 2021		December 31, 2020
(in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest Rate Swaps	Other Current Liabilities	$4.5	Other Current Liabilities	$5.7
	Other Liabilities	$1.6	Other Liabilities	$9.3
The table below presents the effect of cash flow hedge accounting on accumulated other comprehensive income.

(in millions)	Cumulative Amount of Gain/(Loss) Recognized in OCI on Derivative		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income
	December 31, 2021	December 31, 2020		December 31, 2021	December 31, 2020
Interest Rate Swaps	$(6.1)	$(15.0)	Interest expense	$(5.8)	$(3.9)
 If current fair values of designated interest rate swaps remained static over the next twelve months, the Company would reclassify $1.6 million of net deferred losses from accumulated other comprehensive loss to the statement of operations over the next twelve month period. All outstanding cash flow hedges mature in October 2023.
10. Stockholders' equity
Preferred stock
The Company is authorized to issue up to 15.0 million shares of preferred stock, $0.001 par value per share (Preferred Stock). Any Preferred Stock issued may have dividend rights, voting rights, conversion privileges, redemption characteristics, and sinking fund requirements as approved by the Company's board of directors.
Common stock
The Company currently has one class of common stock, $0.001 par value per share common stock (Common Stock), authorized and outstanding. The Company is authorized to issue up to 200.0 million shares of Common Stock. Holders of Common Stock are entitled to one vote for each share of Common Stock held on all matters, except as may be provided by law.
Repurchase programs
On November 11, 2021, the Company announced that its Board of Directors authorized management to repurchase, up to an aggregate of $250.0 million of Common Stock under a board-approved Share Repurchase Program, of which $112.6 million has been utilized to purchase 2.6 million shares as of December 31, 2021. The number of shares repurchased includes trades executed in December and settled in January due to timing. The Share Repurchase Program does not obligate the Company to acquire any specific number of shares. Repurchased shares will be available for use in connection with our stock plans and for other corporate purposes.
Accounting for stock-based compensation
The Company has one stock-based employee compensation plan, the Fourth Amended and Restated Emergent BioSolutions Inc. 2006 Stock Incentive Plan (the Emergent Plan), which includes stock options and performance and restricted stock units.

As of December 31, 2021, an aggregate of 25.4 million shares of common stock were authorized for issuance under the Emergent Plan, of which a total of approximately 6.7 million shares of common stock remain available for future awards to be made to plan participants. The exercise price of each option must be not less than 100% of the fair market value of the shares underlying such option on the date of grant. Options granted under the Emergent Plan have a contractual life of 7 years.
The Company utilizes the Black-Scholes valuation model for estimating the fair value of all stock options granted. Set forth below are the assumptions used in valuing the stock options granted:

	Year Ended December 31,
	2021	2020	2019
Expected dividend yield	0%	0%	0%
Expected volatility	47-48%	39-48%	37-39%
Risk-free interest rate	0.43-0.94%	0.27-1.42%	1.57-2.48%
Expected average life of options	4.5 years	4.5 years	4.5 years
Stock options, restricted and performance stock units
The following is a summary of stock option award activity under the Emergent Plan:

(in millions, except per share data)	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2020	1.3	$49.07	$53.4
Granted	0.3	89.47
Exercised	(0.3)	35.91
Forfeited	(0.1)	71.77
Outstanding at December 31, 2021	1.2	$60.83	$3.0
Exercisable at December 31, 2021	0.6	$47.28	$3.0
The weighted average remaining contractual term of options outstanding as of both December 31, 2021 and 2020 was 4.3 years. The weighted average remaining contractual term of options exercisable as of December 31, 2021 and 2020 was 3.2 years and 2.9 years, respectively.
The weighted average grant date fair value of options granted during the years ended December 31, 2021, 2020, and 2019 was $35.16, $21.69 and $21.13 per share, respectively. The total intrinsic value of options exercised during the years ended December 31, 2021, 2020, and 2019 was $15.7 million, $38.2 million and $5.3 million, respectively.
The following is a summary of performance stock and restricted stock unit award activity under the Emergent Plan.

(in millions, except per share data)	Number of Shares	Weighted-Average Grant Price	Aggregate Intrinsic Value
Outstanding at December 31, 2020	1.1	$63.30	$96.3
Granted	0.7	76.72
Vested	(0.5)	61.76
Forfeited	(0.2)	74.42
Outstanding at December 31, 2021	1.1	$70.82	$47.6
The total fair value of restricted stock unit awards vested during 2021, 2020 and 2019 was $30.8 million, $35.3 million and $16.9 million, respectively. As of the year ended December 31, 2021, the total compensation cost and weighted average period over which total compensation is expected to be recognized related to unvested equity awards was $60.7 million and 1.6 years, respectively.

Stock-based compensation expense was recorded in the following financial statement line items:

	Year Ended December 31,
(in millions)	2021	2020	2019
Cost of product sales	$6.4	$8.9	$2.3
Cost of CDMO services	1.1	3.5	0.8
Research and development	5.0	8.4	4.0
Selling, general and administrative	29.9	30.2	19.6
Total stock-based compensation expense	$42.4	$51.0	$26.7
Accumulated Other Comprehensive (Loss) Income
The following table includes changes in accumulated other comprehensive (loss) income by component, net of tax:

	Defined Benefit Pension Plan	Derivative Instruments	Foreign Currency Translation Losses	Total
(in millions)
Balance, December 31, 2019	$(3.4)	$(1.6)	$(4.9)	$(9.9)
Other comprehensive (loss) income before reclassifications	(4.3)	(13.3)	(1.7)	(19.3)
Amounts reclassified from accumulated other comprehensive income	—	3.9	—	3.9
Net current period other comprehensive income (loss)	(4.3)	(9.4)	(1.7)	(15.4)
Balance, December 31, 2020	$(7.7)	$(11.0)	$(6.6)	(25.3)
Other comprehensive (loss) income before reclassifications	4.3	0.7	(1.0)	4.0
Amounts reclassified from accumulated other comprehensive income	(0.6)	5.8	—	5.2
Net current period other comprehensive income (loss)	3.7	6.5	(1.0)	9.2
Balance, December 31, 2021	$(4.0)	$(4.5)	$(7.6)	$(16.1)
The following table presents the tax effects related to each component of accumulated other comprehensive (loss) income:

	December 31, 2021			December 31, 2020			December 31, 2019
(in millions)	Pretax	Tax Benefit (Expense)	Net-of-tax	Pretax	Tax Benefit (Expense)	Net-of-tax	Pretax	Tax Benefit (Expense)	Net-of-tax
Defined Benefit Pension Plan	4.3	(0.6)	3.7	(5.0)	0.7	(4.3)	(3.7)	0.5	(3.2)
Derivative Instruments	8.9	(2.4)	6.5	(13.0)	3.6	(9.4)	(2.0)	0.4	(1.6)
Foreign Currency Translation Losses	(1.2)	0.2	(1.0)	(1.8)	0.1	(1.7)	0.4	—	0.4
Total Adjustments	$12.0	$(2.8)	$9.2	$(19.8)	$4.4	$(15.4)	$(5.3)	$0.9	$(4.4)
11. Income taxes
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

The GILTI provisions require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The Company is subject to incremental U.S. tax on GILTI income. The Company has elected to account for GILTI tax in the period in which it is incurred, and therefore has not provided any deferred tax impacts of GILTI in its consolidated financial statements for the year ended December 31, 2021 and 2020. BEAT provisions do not have material impact on the consolidated financial statements.
For the years ended December 31, 2021 and 2020, the Company has not recognized deferred tax liabilities for temporary differences related to investments in foreign subsidiaries that were deemed indefinitely reinvested. Determination of the amount of unrecognized deferred income tax liabilities on these outside basis differences is not practicable because such liability, if any, depends on certain circumstances existing if and when remittance occurs. A deferred tax liability will be recognized if and when the Company no longer plans to indefinitely reinvest these undistributed earnings.
Significant components of income taxes attributable to operations consist of the following:

	December 31,
(in millions)	2021	2020	2019
Current
Federal	$(3.7)	$62.8	$1.4
State	14.9	27.7	11.6
International	28.4	14.0	11.0
Total current	39.6	104.5	24.0
Deferred
Federal	38.0	1.1	1.9
State	4.3	—	1.1
International	1.6	(3.5)	(4.1)
Total deferred	43.9	(2.4)	(1.1)
Total income taxes	$83.5	$102.1	$22.9

The Company's net deferred tax asset (liability) consists of the following:

	December 31,
(in millions)	2021	2020
Federal losses carryforward	$7.6	$8.1
State losses carryforward	3.3	3.1
Research and development carryforward	9.5	7.5
State research and development carryforward	5.0	5.0
Scientific research and experimental development credit carryforward	2.1	8.4
Stock compensation	8.9	8.6
Foreign losses carryforward	10.2	36.9
Deferred revenue	0.4	26.2
Inventory reserves	2.9	1.7
Lease liability	6.5	8.2
IRC 263A capitalized costs	3.9	2.3
Other	5.6	8.5
Deferred tax asset	65.9	124.5
Valuation allowance	(25.0)	(51.1)
Net deferred tax asset	40.9	73.4
Fixed assets	(75.1)	(54.6)
Intangible assets	(47.6)	(50.4)
Right-of-use asset	(6.1)	(7.7)
Other	(2.8)	(4.5)
Deferred tax liability	(131.6)	(117.2)
Net deferred tax liability	$(90.7)	$(43.8)
As of December 31, 2021, the Company has approximately $36.0 million ($7.6 million tax effected) in U.S. federal net operating loss carryforwards. The U.S. federal net operating loss carryforwards are recorded with a $4.7 million valuation allowance. States have their own statutes concerning whether a NOL should be carried forward pre or post apportionment. The US federal and state R&D tax credit carryforwards of $14.5 million have a valuation allowance in the amount of $9.1 million. The net operating loss carryforwards and the R&D tax credits will begin to expire in 2031 and 2024, respectively. Certain of the net operating loss carryforwards and the R&D tax credit carryforwards are subject to an annual limitation pursuant to Internal Revenue Code Section 382 and 383.

As of December 31, 2021, the Company had pre-apportionment state NOLs totaling approximately $1,083.9 million (de minimis when tax effected) primarily in Maryland which will begin to expire in 2025 and post-apportionment NOLs totaling approximately $76.4 million ($3.2 million tax effected) primarily in California that will begin to expire in 2025. The U.S. state tax loss carryforwards are recorded with a valuation allowance of $79.4 million ($3.2 million tax effected).
The Company has approximately $46.7 million ($8.2 million tax effected) in net operating losses from foreign jurisdictions as of December 31, 2021, some of which have an indefinite life (unless the foreign entities have a change in the nature or conduct of the business in the three years following a change in ownership), and some of which begin to expire in 2022. A valuation allowance in respect to these foreign losses has been recorded in the tax effected amount of $6.0 million. The change in foreign losses and the corresponding valuation allowance is primarily attributable to liquidation of an inactive foreign entity during the year.
As of December 31, 2021, the Company has approximately $2.1 million in Manitoba scientific research and experimental development credit carryforwards that will begin to expire in 2040. The use of any of these net operating losses and R&D tax credit carryforwards may be restricted due to future changes in the Company's ownership.
Income taxes differ from the amount of taxes determined by applying the U.S. federal statutory rate to income before taxes as a result of the following:

	December 31,
(in millions)	2021	2020	2019
US	$112.0	$362.0	$63.9
International	202.4	45.2	13.5
Earnings before taxes on income	314.4	407.2	77.4
Federal tax at statutory rates	$65.8	$85.5	$16.3
State taxes, net of federal benefit	16.1	23.2	10.3
Impact of foreign operations	(16.8)	(7.8)	(6.9)
Change in valuation allowance	4.3	1.5	(1.0)
Tax credits	(4.7)	(7.6)	(3.6)
Stock compensation	(4.9)	(7.9)	(2.4)
Impairments	8.3	—	—
Return to provision true-ups	0.8	(0.7)	(2.3)
Transaction costs	0.3	6.0	4.7
Compensation limitation	2.9	2.2	1.3
FIN 48	0.3	(0.3)	1.1
GILTI, net	11.4	5.4	3.6
Permanent differences	(0.3)	2.6	1.8
Income taxes	$83.5	$102.1	$22.9
The effective annual tax rate for the years ended December 31, 2021, 2020, and 2019 was 27%, 25% and 30%, respectively.
The effective annual tax rate of 27% in 2021 is higher than the statutory rate primarily due to the impact of goodwill impairment, state taxes, GILTI and other non-deductible items. This is partially offset by stock option deduction benefits, tax credits, and favorable rates in foreign jurisdictions. The jurisdictional mix of profit has changed from the prior year largely due to lower US CDMO margins, the termination of the CIADM arrangement in the US and an increase in sales of NARCAN in which a portion of the profit is attributable to a foreign subsidiary.
The effective annual tax rate of 25% in 2020 is higher than the statutory rate primarily due to the impact of state taxes, GILTI, contingent consideration, other non-deductible items and the jurisdictional mix of earnings. This is partially offset by stock option deduction benefits, tax credits, and favorable rates in foreign jurisdictions.
The effective annual tax rate of 30% in 2019 is higher than the statutory rate primarily due to the impact of state taxes, GILTI, contingent consideration, and other non-deductible items. This is partially offset by stock option deduction benefits, tax credits, and favorable rates in foreign jurisdictions.
The Company recognizes interest in interest expense and recognizes potential penalties related to unrecognized tax benefits in selling, general and administrative expense. The total unrecognized tax benefits recorded at December 31, 2021 and 2020 of $9.8 million and $9.2 million, respectively, is classified as a non-current liability on the balance sheet.

The table below presents the gross unrecognized tax benefits activity for 2021, 2020 and 2019:

(in millions)
Gross unrecognized tax benefits at December 31, 2018	$8.8
Increases for tax positions for prior years	0.5
Increases for tax positions for current year	1.5
Settlements	(0.4)
Gross unrecognized tax benefits at December 31, 2019	$10.4
Increases for tax positions for prior years	—
Increases for tax positions for current year	0.6
Settlements	(1.8)
Gross unrecognized tax benefits at December 31, 2020	$9.2
Increases for tax positions for prior years	0.4
Increases for tax positions for current year	0.2
Gross unrecognized tax benefits at December 31, 2021	$9.8
The total gross unrecognized tax benefit of $9.8 million, includes $7.4 million that relates to the 2018 acquisition of PaxVax Holdings Company, Ltd., which is entirely offset by a $7.4 million receivable pursuant to a Tax Indemnity Agreement that became effective as at the close of the acquisition.
When resolved, substantially all of these liabilities would impact the effective tax rate.
The Company's federal and state income tax returns for the tax years 2017 and onwards remain open to examination. The Company's tax returns for Canada remain open to examination for the tax years 2013 to 2020. The Company's Irish tax returns remain open to examination for the tax years 2015 to 2019.
As of December 31, 2021, the Company’s Canadian 2019 and 2020 Scientific Research and Experimental Development Claim is under audit. The Company's 2016 and 2017 Canadian income tax returns for the Adapt entities are under audit.
12. Defined benefit and 401(k) savings plan
The Company sponsors a defined benefit pension plan covering eligible employees in Switzerland (the Swiss Plan). Under the Swiss Plan, the Company and certain of its employees with annual earnings in excess of government determined amounts are required to make contributions into a fund managed by an independent investment fiduciary. Employer contributions must be in an amount at least equal to the employee’s contribution. The Swiss Plan's assets are comprised of an insurance contract that has a fair value consistent with its contract value based on the practicability exception using level 3 inputs. The entire liability is listed as non-current because plan assets are greater than the expected benefit payments over the next year. The Company recognized pension expense related to the Swiss Plan of $2.0 million, $2.4 million and $1.5 million reflected as a component of selling, general and administrative for the years ended December 31, 2021, 2020 and 2019, respectively.

The funded status of the Swiss Plan is as follows:

(in millions)	December 31, 2021	December 31, 2020
Fair value of plan assets, beginning of year	$27.6	$20.6
Employer contributions	1.4	1.4
Employee contributions	0.9	0.8
Net benefits received (paid)	0.5	6.8
Actual return on plan assets	(0.1)	0.3
Settlements	—	(4.5)
Currency impact	(1.0)	2.2
Fair value of plan assets, end of year	$29.3	$27.6
Projected benefit obligation, beginning of year	$49.2	$35.2
Service cost	2.4	1.9
Interest Cost	—	0.1
Employee contributions	0.9	0.8
Actuarial (gain) loss	(4.6)	5.0
Net benefits received (paid)	0.5	6.8
Settlements	—	(4.5)
Currency impact	(1.6)	3.9
Projected benefit obligation, end of year	$46.8	$49.2
Funded status, end of year	$(17.5)	$(21.6)
Accumulated benefit obligation, end of year	$41.8	$43.0
Components of net periodic pension cost incurred during the year are as follows:

(in millions)	December 31, 2021	December 31, 2020	December 31, 2019
Service cost	$2.4	$1.9	$1.3
Interest cost	—	0.1	0.2
Expected return on plan assets	(0.8)	(0.6)	(0.5)
Amortization of loss	0.6	0.2	—
Amortization of prior service cost	(0.2)	(0.2)	—
Settlements	—	1.0	0.5
Net periodic benefit cost	$2.0	$2.4	$1.5
The weighted average assumptions used to calculate the projected benefit obligations are as follows:

	December 31, 2021	December 31, 2020
Discount rate	0.30%	0.02%
Expected rate of return	3.0%	3.0%
Rate of future compensation increases	1.4%	1.4%
The overall expected long-term rate of return on assets assumption considers historical returns, as well as expected future returns based on the fact that investment returns are insured, and the legal minimum interest crediting rate as applicable. Total contributions expected to be made into the plan for the year-ended December 31, 2022 is $1.4 million.

The following table presents losses recognized in accumulated other comprehensive (income) loss before income tax related to the Company’s defined benefit pension plans:

(in millions)	Year Ended December 31, 2021	Year Ended December 31, 2020
Net actuarial (gain) loss	$5.9	$9.9
Prior service cost	(1.3)	(1.0)
Total recognized in accumulated other comprehensive (income) loss	$4.6	$8.9
Future benefits expected to be paid as of December 31, 2021 are as follows:

(In millions)	December 31,
2022	$2.2
2023	1.7
2024	1.7
2025	1.8
2026	1.8
Thereafter	37.6
Total	$46.8
401(k) savings plan
The Company has established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. The 401(k) Plan covers substantially all U.S. employees. Under the 401(k) Plan, employees may make elective salary deferrals. During the years ended December 31, 2021, 2020 and 2019, the Company made matching contributions of approximately $8.9 million, $6.6 million and $5.1 million, respectively.
13. Leases
The components of lease expense were as follows:

	Year Ended December 31,
(In millions)	2021	2020	2019
Operating lease cost:
Amortization of right-of-use assets	$5.6	$4.5	$2.7
Interest on lease liabilities	1.3	1.1	0.6
Total operating lease cost	$6.9	$5.6	$3.3

Supplemental balance sheet information related to leases was as follows:

		Year Ended December 31,
(In millions, except lease term and discount rate)	Balance Sheet Location	2021	2020
Operating lease right-of-use assets	Other assets	$28.3	$31.0

Operating lease liabilities, current portion	Other current liabilities	5.8	5.4
Operating lease liabilities	Other liabilities	24.2	27.8
Total operating lease liabilities		$30.0	$33.2

Operating leases:
Weighted average remaining lease term (years)		7.0	7.7
Weighted average discount rate		4.1%	4.1%
The Company's leases have remaining lease terms of 1 year to 12 years, some of which include options to extend the leases for up to 5 years, and some of which include options to terminate the leases within 1 year.
Lease maturities as of December 31, 2021, are as follows:

(in millions)	Operating leases
2022	$6.9
2023	6.9
2024	4.7
2025	3.1
2026	2.7
Thereafter	10.4
Total undiscounted lease liabilities	34.7
Less: Imputed interest	(4.7)
Total Lease liabilities	$30.0
14. Earnings per share
The following table presents the calculation of basic and diluted net income per share:

	Year Ended December 31,
(in millions, except per share data)	2021	2020	2019
Numerator:
Net income	$230.9	$305.1	$54.5

Denominator:
Weighted-average number of shares-basic	53.5	52.7	51.5
Dilutive effect of employee incentive plans	0.6	1.1	0.9
Weighted-average number of shares-diluted	54.1	53.8	52.4

Net income per share-basic	$4.32	$5.79	$1.06
Net income per share-diluted	$4.27	5.67	$1.04
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
The following table presents the share-based awards that are not considered in the diluted net income per share calculation generally because the exercise price of the awards was greater than the average per share closing price during the year ending December 31, 2021, 2020 and 2019. In certain instances awards may be anti-dilutive even if the average market price exceeds the exercise price when the sum of the assumed proceeds exceeds the difference between the market price and the exercise price.

	Year Ended December 31,
	2021	2020	2019
Anti-dilutive stock awards	1.0	—	$0.9
15. Purchase commitments
As of December 31, 2021 the Company has approximately $132.0 million of purchase commitments associated with raw materials and CDMO services that will be purchased in the next 3 years. For the years ended December 31, 2021, 2020, and 2019, the Company purchased $110.7 million, $108.0 million and $51.3 million, respectively, of materials under these commitments.
16. Segment information
The Company reports financial information for one reportable segment. This reportable segment engages in business activities based on financial information that is provided to and resources which are allocated by the Chief Operating Decision Maker. The accounting policies of the reportable segment are the same as those described in the summary of significant accounting policies.
For years ended December 31, 2021 and 2020, the Company had long-lived assets outside of the United States of approximately $111.9 million and $98.6 million, respectively, which are primarily located within Canada and Switzerland.
17. Litigation
Securities and Shareholder Litigation
On April 20, 2021, May 14, 2021, and June 2, 2021, purported class action lawsuits were filed against the Company and certain of its current and former senior officers in the United States District Court for the District of Maryland on behalf of purchasers of the Company’s common stock, seeking to pursue remedies under the Securities Exchange Act of 1934 (the Exchange Act). These complaints were filed by Plaintiff Palm Tran, Inc. – Amalgamated Transit Union Local 1577 Pension Plan; Plaintiff Alan I. Roth; and Plaintiff Stephen M. Weiss, respectively. The complaints allege, among other things, that the defendants disseminated materially false and misleading information about its capabilities to manufacture COVID-19 vaccine bulk drug substance in violation of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. These cases were consolidated on December 23, 2021, under the caption In re Emergent BioSolutions Inc. Securities Litigation, No. 8:21-cv-00955-PWG. The Lead Plaintiffs in the consolidated matter are Nova Scotia Health Employees’ Pension Plan and The City of Fort Lauderdale Police & Firefighters’ Retirement System. The Lead Plaintiff is to prepare an amended consolidated complaint by March 10, 2022. The defendants believe that the allegations in the complaints are without merit and intend to defend the matters vigorously. Given the uncertainty of litigation, the preliminary stage of the cases, and the legal standards that must be met for, among other things, class certification and success on the merits, the Company cannot reasonably estimate the possible loss or range of loss, if any, that may result from the consolidated action.

With respect to the specific legal proceedings and claims described below, unless otherwise noted, the amount or range of possible losses is not reasonably estimable. There can be no assurance that the settlement, resolution, or other outcome of one or more matters, including the matters set forth below, during any subsequent reporting period will not have a material adverse effect on the Company's results of operations or cash flows for that period or on the Company's financial condition.

On June 29, 2021, Lincolnshire Police Pension Fund and on August 16, 2021, Pooja Sayal, filed putative stockholder derivative lawsuits in the United States District Court for the District of Maryland on behalf of the

Company against certain of its current and former officers and directors for breach of fiduciary duties, waste of corporate assets, and unjust enrichment, each allegation related to the Company’s capabilities to manufacture COVID-19 vaccine bulk drug substance. In addition to monetary damages, the complaints seek the implementation of multiple corporate governance and internal policy changes. On November 16, 2021, both cases were consolidated under the caption In re Emergent BioSolutions Inc. Stockholder Derivative Litigation, Master File No. 8:21-cv-01595-PWG. The defendants believe that the allegations in the complaints are without merit and intend to defend the matter vigorously.

On September 15, 2021, September 16, 2021, and November 12, 2021, putative stockholder derivative lawsuits were filed by Chang Kyum Kim, Mark Nevins and Employees Retirement System of the State of Rhode Island, North Collier Fire Control and Rescue District Firefighters Pension Plan, and Pembroke Pines Firefighters & Police Officers Pension Fund in The Court of Chancery of the State of Delaware on behalf of the Company against certain of its current and former officers and directors for breach of fiduciary duties, unjust enrichment and insider trading, each allegation related to the Company’s capabilities to manufacture COVID-19 vaccine bulk drug substance. In addition to monetary damages, the complaints seek the implementation of multiple corporate governance and internal policy changes. On February 2, 2022, the cases were consolidated under the caption In re Emergent BioSolutions, Inc. Derivative Litigation, C.A. No. 2021-0974-MTZ with the institutional investors as co-lead plaintiffs. The defendants believe that the allegations in the complaints are without merit and intend to defend the matters vigorously.

On December 3, 2021, December 22, 2021 and January 18, 2022, putative stockholder derivative lawsuits were filed by Zachary Elton, Eric White and Jeffrey Reynolds in the Circuit Court for Montgomery County, Maryland on behalf of the Company against certain of its current and former officers and directors for breach of fiduciary duty, unjust enrichment, waste of corporate assets, failing to maintain internal controls, making or causing to be made false and/or misleading statements and material omissions, insider trading and otherwise violating the laws, each allegation related to the Company’s capabilities to manufacture COVID-19 vaccine bulk drug substance. The complaints seek monetary and punitive damages. The defendants believe that the allegations in the complaints are without merit and intend to defend the matters vigorously.

In addition to the above actions, the Company has received preliminary inquiries and subpoenas to produce documents related to these matters from Representative Carolyn Maloney and Representative Jim Clyburn, members of the Oversight Committee and the Select Subcommittee on the Coronavirus Crisis, Senator Murray of the Committee on Health, Education, Labor and Pensions, the Financial Industry Regulatory Authority, the Department of Justice, the SEC, the Maryland Attorney General’s Office, and the New York Attorney General’s Office. The Company is producing and has produced documents as required in response and will continue to cooperate with these government inquiries.

Intellectual Property
Emergent BioSolutions’ Adapt Pharma subsidiaries (Emergent) are as follows: Emergent Devices Inc. (EBPA), formerly known as Adapt Pharma Inc.; Emergent Operations Ireland Limited (EIRE), formerly known as Adapt Pharma Operations Limited; and Emergent BioSolutions Ireland Limited (EIR2), formerly known as Adapt Pharma Limited.
ANDA Litigation - Teva 4mg
Emergent BioSolutions’ Adapt Pharma subsidiaries EBPA and EIRE, and Opiant Pharmaceuticals Inc. (Opiant) received notice letters from Teva Pharmaceuticals Industries Limited and Teva Pharmaceuticals USA (collectively, Teva) that Teva had filed an Abbreviated New Drug Application (ANDA) with the FDA seeking regulatory approval to market a generic version of NARCAN® (naloxone HCI) Nasal Spray 4 mg/spray before the expiration of certain patents listed on the FDA’s website for Approved Drug Products with Therapeutic Equivalence Evaluations (Orange Book Listed Patents) for NARCAN. Teva’s notice letters alleged that claims of certain Orange Book Listed Patents for NARCAN were invalid and/or would not be infringed by the activities described in Teva’s ANDA. Emergent and Opiant filed complaints against Teva in the U.S. District Court for the District of New Jersey alleging infringement of certain Orange Book Listed Patents for NARCAN. On June 5, 2020, the U.S. District Court for the District of New Jersey ruled in favor of Teva. Emergent appealed the District of New Jersey’s decision to the Court of Appeals for the Federal Circuit (CAFC). On February 10, 2022, the CAFC issued a decision affirming the District Court’s decision and the Company intends to petition for a rehearing.
Emergent filed suit in the Federal Court in Canada against Teva Pharmaceuticals in July 2020. The litigation in Canada related to Teva Pharmaceuticals’ filing of an abbreviated new drug submission (ANDS) in Canada seeking to manufacture and sell a generic form of NARCAN® (naloxone HCI) Nasal Spray ahead of the expiry of the Canadian patent covering NARCAN. In January 2022, Emergent and Teva settled the matter and mutually agreed to discontinue the litigation.
ANDA Litigation - Teva 2mg
Emergent BioSolutions’ Adapt Pharma subsidiaries EBPA and EIRE, and Opiant received a notice letter from Teva that Teva had filed an ANDA with the FDA seeking regulatory approval to market a generic version of NARCAN® (naloxone HCI) Nasal Spray 2 mg/spray before the expiration of certain Orange Book Listed Patents for the 2 mg/spray dose of NARCAN®. Teva’s notice letter alleged that claims of certain Orange Book Listed Patents for the 2 mg/spray dose of NARCAN® were invalid and/or would not be infringed by the activities described in Teva’s ANDA. Emergent and Opiant filed complaints against Teva in the U.S. District Court for the District of New Jersey alleging infringement of certain Orange Book Listed Patents for the 2 mg/spray dose of NARCAN. This case is currently stayed pending final outcome of the appeal of the NARCAN 4 mg/spray case.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2021, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.
Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of December 31, 2021, our internal control over financial reporting was effective based on those criteria.
Ernst & Young LLP, the independent registered public accounting firm that has audited our consolidated financial statements included herein, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2021, a copy of which is included in this annual report on Form 10-K.
Changes in Internal Control Over Financial Reporting
During the quarter ended September 30, 2021, we identified and disclosed a material weakness in our controls over the accounting assessment of specific attributes within complex revenue arrangements with our customers (Revenue Accounting Issue). To remediate the material weakness, we designed and implemented controls and enhanced and revised the design of existing controls and procedures to properly assess Revenue Accounting Issues.
During the quarter ended December 31, 2021, we successfully completed the testing necessary to conclude that the material weakness has been remediated.
Except as noted above, there has been no change in the Company's internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Emergent BioSolutions Inc.
Opinion on Internal Control over Financial Reporting
We have audited Emergent BioSolutions Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Emergent BioSolutions Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 15 and our report dated February 25, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Baltimore, Maryland
February 25, 2022

ITEM 9B. OTHER INFORMATION
Not applicable.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Code of Ethics
We have adopted a code of business conduct and ethics that applies to our directors, officers (including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions), as well as our other employees. A copy of our code of business conduct and ethics is available on our website at www.emergentbiosolutions.com. We intend to post on our website all disclosures that are required by applicable law, the rules of the SEC or the New York Stock Exchange concerning any amendment to, or waiver of, our code of business conduct and ethics.
The remaining information required by Item 10 is hereby incorporated by reference from our Definitive Proxy Statement relating to our 2022 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.
ITEM 11. EXECUTIVE COMPENSATION
The information required by Item 11 is hereby incorporated by reference from our Definitive Proxy Statement relating to our 2022 annual meeting of stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 is hereby incorporated by reference from our Definitive Proxy Statement relating to our 2022 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 is hereby incorporated by reference from our Definitive Proxy Statement relating to our 2022 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 is hereby incorporated by reference from our Definitive Proxy Statement relating to our 2022 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Financial Statements
The following financial statements and supplementary data are filed as a part of this annual report on Form 10-K in Part II, Item 8.
•Report of Independent Registered Public Accounting Firm (PCAOB ID: 42)
•Consolidated Balance Sheets at December 31, 2021 and 2020
•Consolidated Statements of Operations for the years ended December 31, 2021, 2020 and 2019
•Consolidated Statements of Comprehensive Income for the years ended December 31, 2021, 2020 and 2019
•Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019
•Consolidated Statement of Changes in Stockholders' Equity for the years ended December 31, 2021, 2020 and 2019
•Notes to Consolidated Financial Statements
Financial Statement Schedules
Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2021, 2020 and 2019 has been filed as part of this annual report on Form 10-K. All other financial statement schedules are omitted because they are not applicable or the required information is included in the financial statements or notes thereto.
Exhibits
Those exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index immediately preceding the exhibits hereto and such listing is incorporated herein by reference.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(in millions)	Beginning Balance	Charged to Costs and Expenses	Deductions	Ending Balance
Year Ended December 31, 2021
Inventory allowance	$37.6	$37.9	$(32.8)	$42.7
Prepaid expenses and other current assets allowance	3.9	0.2	(0.4)	3.7

Year Ended December 31, 2020
Inventory allowance	$17.9	$48.0	$(28.3)	$37.6
Prepaid expenses and other current assets allowance	4.0	0.5	(0.6)	3.9

Year Ended December 31, 2019
Inventory allowance	$14.0	$23.0	$(19.1)	$17.9
Prepaid expenses and other current assets allowance	4.3	—	(0.3)	4.0
ITEM 16. FORM 10-K SUMMARY
Not applicable.

Exhibit Index
All documents referenced below were filed pursuant to the Securities Exchange Act of 1934 by the Company, (File No. 001-33137), unless otherwise indicated.

Exhibit Number		Exhibit Description
3.1		Third Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3 to the Company's Quarterly Report on Form 10-Q filed on August 5, 2016).
3.2		Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3 to the Company's Current Report on Form 8-K filed on August 16, 2012).
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

4.3	#	Agreement to Terminate Class A Stockholders Registration Rights Agreement, dated December 9, 2021 by and among Emergent BioSolutions Inc., Intervac, L.L.C. and BioVac, L.L.C.
4.4
Indenture, dated as of January 29, 2014, between the Company and Wells Fargo Bank, National Association, including the form of 2.875% Convertible Senior Notes due 2021 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on January 29, 2014).

4.5
Indenture, dated as of August 7, 2020, by and among the Company, certain subsidiaries of the Company and U.S. Bank National Association, as trustee. (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, filed on August 7, 2020.) (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q filed on November 6, 2020).

4.6
Form of 3.875% Senior Unsecured Note due 2028 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, filed on August 7, 2020.) (incorporated by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q filed on November 6, 2020).

4.7		Description of the Company's Securities(incorporated by reference to Exhibit 4.6 to the Company's Annual Report on Form 10-K filed on February 19, 2021).
10.1
Amended and Restated Credit Agreement, dated October 15, 2018, by and among Emergent BioSolutions Inc., the lenders party thereto from time to time, and Wells Fargo Bank, National Association, as the Administrative Agent (incorporated by reference to Exhibit 10 to the Company's Current Report on Form 8-K, filed on October 15, 2018).

10.2		First Amendment to Amended and Restated Credit Agreement, dated June 27, 2019 (incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K filed on February 19, 2021).
10.3	*	Second Amendment to Amended and Restated Credit Agreement, dated August 7, 2020 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed on August 7, 2020).
10.4	† †
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

Exhibit Number		Exhibit Description
10.9	*	Fourth Amended and Restated Emergent BioSolutions Inc. 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on August 5, 2016).
10.10	*	Emergent BioSolutions Inc. Stock Incentive Plan (incorporated by reference to Exhibit 99 to Registration Statement on Form S-8, filed on May 30, 2018).
10.11	*	Form of Director Nonstatutory Stock Option Agreement (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed on February 22, 2019).
10.12	*	Form of Director Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed on February 22, 2019).
10.13	*	Global Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K filed on February 19, 2021).
10.14	*	Global Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed on February 25, 2020).
10.15	*	Form of 2019-2021 Performance-Based Stock Unit Award Agreement (incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K filed on February 12, 2019).
10.16	*	Form of 2020-2022 Performance-Based Stock Unit Award Agreement (incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K filed on February 18, 2020).
10.17	*	Form of 2021-2023 Performance-Based Stock Unit Award Agreement (incorporated by reference to Exhibit 99 to the Company’s Current Report on Form 8-K filed on February 16, 2021).
10.18	*	Form of Indemnity Agreement for Directors and Senior Officers (incorporated by reference to Exhibit 10 to the Company's Current Report on Form 8-K filed on January 18, 2013).
10.19	*	Annual Bonus Plan for Executive Officers (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K filed on March 5, 2010).
10.20	*	Amended and Restated Senior Management Severance Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 22, 2011).
10.21	*	Second Amended and Restated Senior Management Severance Plan (incorporated by reference to Exhibit 10 to the Company's Current Report on Form 8-K filed on July 16, 2015).
10.22	†
Solicitation/Contract/Order for Commercial Items (the CDC BioThrax Procurement Contract), effective December 8, 2016, from the Centers for Disease Control and Prevention to Emergent Biodefense Operations Lansing LLC (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K, filed on February 28, 2017).

10.23	†
Modification No. 1, effective January 27, 2017, to the CDC BioThrax Procurement Contract (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K filed on February 23, 2018).

10.24	†
Modification No. 2, effective February 23, 2017, to the CDC BioThrax Procurement Contract (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K filed on February 23, 2018).

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

10.27	†
Modification No. 5, effective September 8, 2017, to the CDC BioThrax Procurement Contract (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on November 3, 2017).

10.28	†
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

10.30		Modification No. 8, effective March 6, 2018, to the CDC BioThrax Procurement Contract (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on May 4, 2018).
10.31	†	Modification No. 9, effective June 6, 2018, to the CDC BioThrax Procurement Contract (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on August 3, 2018).

Exhibit Number		Exhibit Description
10.32	†
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

10.35	†	Modification No. 13, effective September 21, 2018 to the CDC BioThrax Procurement (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on November 2, 2018).
10.36	†
Modification No. 14, effective October 1, 2018, to the CDC BioThrax Procurement Contract (incorporated by reference to Exhibit 10.45 the Company’s Annual Report on Form 10-K filed on February 22, 2019).

10.37	†
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

10.39	††
Modification No. 17, effective June 13, 2019, to the CDC BioThrax Procurement Contract (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on August 2, 2019).

10.40	††
Modification No. 18, effective September 11, 2019, to the CDC BioThrax Procurement Contract (incorporated by reference to Exhibit 10.39 the Company’s Annual Report on Form 10-K filed on February 25, 2020).

10.41	††
Modification No. 19, effective January 6, 2020, to the CDC BioThrax Procurement Contract (incorporated by reference to Exhibit 10.40 the Company’s Annual Report on Form 10-K filed on February 25, 2020).

10.42	††
Modification No. 20, effective January 7, 2020, to the CDC BioThrax Procurement Contract (incorporated by reference to Exhibit 10.41 the Company’s Annual Report on Form 10-K filed on February 25, 2020).

10.43	††
Modification No. 21, effective January 7, 2020, to the CDC BioThrax Procurement Contract (incorporated by reference to Exhibit 10.45 the Company’s Annual Report on Form 10-K filed on February 19, 2021)

10.44	††	Modification No. 22 to the CDC BioThrax Procurement Contract (incorporated by reference to Exhibit 10.46 the Company’s Annual Report on Form 10-K filed on February 19, 2021)
10.45	††
Modification No. 23, effective September 30, 2020, to the CDC BioThrax Procurement Contract (incorporated by reference to Exhibit 10.47 the Company’s Annual Report on Form 10-K filed on February 19, 2021)

10.46	††
Modification No. 24, effective February 2, 2021, to the CDC BioThrax Procurement Contract. (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed on November 5, 2021).

10.47	††
Modification No. 25, effective September 29, 2021, to the CDC BioThrax Procurement Contract (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q filed on November 5, 2021).

10.48	#††	Modification No. 26, effective November 1, 2021, to the CDC BioThrax Procurement Contract.
10.49	†
Award/Contract (the BARDA AV7909 Contract), effective September 30, 2016, from the BioMedical Advanced Research and Development Authority to Emergent Product Development Gaithersburg Inc. (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on November 9, 2016).

10.50	†	Modification No. 1, effective March 16, 2017, to the BARDA AV7909 Contract (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on November 5, 2021)
10.51	†	Modification No. 2, effective August 29, 2018, to the BARDA AV7909 Contract (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on November 5, 2021).

Exhibit Number		Exhibit Description
10.52	††	Modification No. 3, effective July 30, 2019, to the BARDA AV7909 Contract (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on November 9, 2019).
10.53	††	Modification No. 4, effective March 3, 2020, to the BARDA AV7909 Contract (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on May 1, 2020).
10.54	††	Modification No. 5, effective April 10, 2020, to the BARDA AV7909 Contract (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on May 1, 2020).
10.55	††	Modification No. 6, effective July 13, 2020, to the BARDA AV7909 Contract (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on November 6, 2020).
10.56	††	Modification No. 7, effective December 2, 2020, to the BARDA AV7909 Contract (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on July 30, 2021).
10.57	††	Modification No. 8, effective March 22, 2021, to the BARDA AV7909 Contract (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on July 30, 2021).
10.58	††	Modification No. 9, effective April 21, 2021, to the BARDA AV7909 Contract (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on July 30, 2021).
10.59	††	Modification No. 10, effective June 10, 2021 to the BARDA AV7909 Contract (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed on July 30, 2021).
10.60	††	Modification No. 11, effective September 30, 2021, to the BARDA AV7909 Contract (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed on November 5, 2021).
10.61	#††	Modification No. 12, effective December 2, 2021, to the BARDA AV7909 Contract.
10.62	†
License Agreement, dated as of December 15, 2014, by and between Opiant Pharmaceuticals, Inc. (formerly known as Lightlake Therapeutics Inc.) and Adapt Pharma Operations Limited. (incorporated by reference to Exhibit 10.51 the Company’s Annual Report on Form 10-K filed on February 22, 2019).

10.63	†
Amendment No. 1 to License Agreement, dated as of December 13, 2016, by and between Opiant Pharmaceuticals, Inc. and Adapt Pharma Operations Limited. (incorporated by reference to Exhibit 10.52 the Company’s Annual Report on Form 10-K filed on February 22, 2019).

10.64
Amendment No. 2 to License Agreement, dated December 15, 2014, by and between Opiant Pharmaceuticals, Inc. and Adapt Pharma Operations Limited, effective March 18, 2019 (incorporated by reference to Exhibit 10.1 the Company’s Quarterly Report on Form 10-Q filed on May 8, 2019).

10.65	††
Award/Contract, effective August 30, 2019 (ACAM2000 Contract), from the Assistant Secretary, U.S. Department of Health and Human Services (ASPR/OPM) to Emergent Product Development Gaithersburg Inc. (incorporated by reference to Exhibit 10.48 the Company’s Annual Report on Form 10-K filed on February 25, 2020).

10.66	††	Modification No. 1, effective, May 28, 2020 to the ACAM2000 Contract (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed on July 31, 2020).
10.67	††	Modification No. 2, effective, October 28, 2020 to the ACAM2000 Contract (incorporated by reference to Exhibit 10.60 the Company’s Annual Report on Form 10-K filed on February 19, 2021).
10.68	††	Modification No. 3, effective, April 1, 2021 to the ACAM2000 Contract (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed on July 30, 2021).
10.69	#††	Modification No. 4, effective, July 13, 2021 to the ACAM2000 Contract.
10.70	#††	Modification No. 5, effective, September 29, 2021 to the ACAM2000 Contract.
10.71	#††	Modification No. 6, effective, November 1, 2021 to the ACAM2000 Contract.
10.72	†
Award/Contract, effective June 15, 2012 (BARDA ADM Contract), from the BioMedical Advance Research and Development Authority to Emergent Manufacturing Operations Baltimore LLC. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on July 31, 2020).

Exhibit Number		Exhibit Description
10.73	††
Order for Supplies and Services Between Emergent Manufacturing Operations Baltimore LLC and the BioMedical Advance Research and Development Authority, dated April 2, 2020, under the BARDA ADM Contract (Task Order 75A50120F33006) (incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q filed on July 30, 2021).

10.74	††	Modification No. 1, effective April 12, 2021, to Task Order 75A50120F33006 (incorporated by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q filed on July 30, 2021).
10.75	#††	Modification No. 3, effective October 1, 2021, to Task Order 75A50120F33006.
10.76	#††	Modification No. 4, effective November 1, 2021, to Task Order 75A50120F33006.
10.77	††
Order for Supplies and Services Between Emergent Manufacturing Operations Baltimore LLC and the BioMedical Advance Research and Development Authority, dated May 24, 2020, under the BARDA ADM Contract (Task Order 75A50120F33007) (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed on July 31, 2020).

10.78	††	Modification No. 1, effective August 24, 2020, to Task Order 75A50120F33007 (incorporated by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q filed on November 6, 2020).
10.79	††	Modification No. 2, effective September 18, 2020, to Task Order 75A50120F33007 (incorporated by reference to Exhibit 10.64 to the Company's Annual Report on Form 10-K filed on February 19, 2021).
10.80	††	Modification No. 3, effective October 7, 2020, to Task Order 75A50120F33007 (incorporated by reference to Exhibit 10.65 to the Company's Annual Report on Form 10-K filed on February 19, 2021).
10.81	††	Modification No. 4, effective January 29, 2021, to Task Order 75A50120F33007 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on April 30, 2021).
10.82	††	Modification No. 5, effective February 22, 2021, to Task Order 75A50120F33007 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on April 30, 2021).
10.83	††	Modification No. 6, effective March 24, 2021, to Task Order 75A50120F33007 (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on April 30, 2021).
10.84	††	Modification No. 7, effective May 24, 2021, to Task Order 75A50120F33007 (incorporated by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q filed on July 30, 2021).
10.85	#††	Modification No. 8, effective November 1, 2021, to Task Order 75A50120F33007.
10.86	††
Order for Supplies and Services Between Emergent Manufacturing Operations Baltimore LLC and the BioMedical Advance Research and Development Authority, dated August 6, 2020, under the BARDA ADM Contract (Task Order 75A50120F33008). (incorporated by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q filed on November 6, 2020).

10.87	††	Modification No. 1, effective August 24, 2020, to Task Order 75A50120F33008 (incorporated by reference to Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q filed on November 6, 2020).
10.88	††	Modification No. 2, effective November 17, 2020, to Task Order 75A50120F33008. (incorporated by reference to Exhibit 10.68 the Company’s Annual Report on Form 10-K filed on February 19, 2021).
10.89	††	Modification No. 19, effective, May 25, 2020, to the BARDA ADM Contract (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on July 31, 2020).
10.90	††	Modification No. 20, effective, May 26, 2020, to the BARDA ADM Contract (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on July 31, 2020).
10.91	††	Modification No. 21, effective June 12, 2020 to the BARDA ADM Contract (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed on November 6, 2020).
10.92	††	Modification No. 22, effective June 12, 2020 to the BARDA ADM Contract (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed on November 6, 2020).
10.93	††	Modification No. 23, effective July 22, 2020 to the BARDA ADM Contract (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q filed on November 6, 2020).

Exhibit Number		Exhibit Description
10.94	††	Modification No. 24, effective August 28, 2020 to the BARDA ADM Contract (incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q filed on November 6, 2020).
10.95	††	Modification No. 25, effective September 23, 2020 to the BARDA ADM Contract (incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q filed on November 6, 2020).
10.96	††	Modification No. 26, effective November 2, 2020 to the BARDA ADM Contract (incorporated by reference to Exhibit 10.77 the Company’s Annual Report on Form 10-K filed on February 19, 2021).
10.97	††	Modification No. 27, effective May 6, 2021, to the BARDA ADM Contract (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q filed on July 30, 2021).
10.98	††	Modification No. 28, effective May 27, 2021, to the BARDA ADM Contract (incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q filed on July 30, 2021).
10.99	††	Modification No. 30, effective September 30, 2021, to the BARDA ADM Contract (incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q filed on November 5, 2021).
10.100	#††	Modification No. 31, effective October 20, 2021, to the BARDA ADM Contract.
10.101	#††	Modification No. 32, effective November 1, 2021, to the BARDA ADM Contract.
10.102	††
Master Services Agreement, dated July 24, 2020, by and between Emergent Manufacturing Operations Baltimore, LLC and AstraZeneca Pharmaceuticals LP. (AZ MSA) (incorporated by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q filed on November 6, 2020).

10.103	††	Manufacturing Product Schedule, dated July 26, 2020 to AZ MSA (incorporated by reference to Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q filed on November 6, 2020).
10.104	††
Work Order to Manufacturing Services Agreement, dated June 10, 2020, between Emergent Manufacturing Operations Baltimore, LLC and AstraZeneca Pharmaceuticals LP (included as part of AZ MSA) (incorporated by reference to Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q filed on November 6, 2020).

10.105	††	Amendment No. 1, effective September 30, 2020, to AZ MSA (incorporated by reference to Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q filed on November 6, 2020).
10.106	††	Amendment No. 2, effective October 30, 2020, to AZ MSA (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed on April 30, 2021).
10.107	††	Amendment No. 3, effective November 25, 2020, to AZ MSA (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q filed on April 30, 2021).
10.108	††	Amendment No. 4, effective January 21, 2021, to AZ MSA (incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q filed on April 30, 2021).
10.109	††	Change Order No. 1 to Work Order #5997-01, effective July 31, 2020, to AZ MSA (incorporated by reference to Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q filed on July 30, 2021).
10.110	††	Change Order No. 2 to Work Order #5997-01, effective August 04, 2020, to AZ MSA (incorporated by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q filed on July 30, 2021).
10.111	††	Change Order No. 4 to Work Order #5997-01, effective November 17, 2020, to AZ MSA (incorporated by reference to Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q filed on July 30, 2021).
10.112	††	Change Order No. 5 to Work Order #5997-01, effective September 16, 2020, to AZ MSA (incorporated by reference to Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q filed on July 30, 2021).
10.113	††	Change Order No. 6 to Work Order #5997-01, effective October 13, 2020, to AZ MSA (incorporated by reference to Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q filed on July 30, 2021).
10.114	††	Change Order No. 10 to Work Order #5997-01, effective March 10, 2021, to AZ MSA (incorporated by reference to Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q filed on July 30, 2021).
10.115	††	Change Order No. 13 to Work Order #5997-01, effective April 23, 2021, to AZ MSA (incorporated by reference to Exhibit 10.17 to the Company's Quarterly Report on Form 10-Q filed on July 30, 2021).

Exhibit Number		Exhibit Description
10.116	††
Manufacturing Services Agreement, dated July 2, 2020, by and between Emergent Manufacturing Operations Baltimore, LLC and Janssen Pharmaceuticals, Inc., one of the Janssen Pharmaceutical Companies of Johnson & Johnson (JNJ MSA) (incorporated by reference to Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q filed on November 6, 2020).

10.117	††	Amendment No. 1, effective February 25, 2021, to JNJ MSA (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed on April 30, 2021).
21	#	Subsidiaries of the Company.
23	#	Consent of Independent Registered Public Accounting Firm.
31.1	#	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).
31.2	#	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).
32.1	#	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	#	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	#
The following financial information related to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statement of Changes in Stockholders' Equity; and (vi) the related Notes to Consolidated Financial Statements.

104	#	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101.
	#	Filed herewith
	†	Confidential treatment granted by the SEC as to certain portions. Confidential materials omitted and filed separately with the SEC.
††
Certain confidential portions of this exhibit were omitted by means of marking such portions with asterisks because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.

	*	Management contract or compensatory plan or arrangement filed herewith in response to Item 15(a) of Form 10-K.
Attached as Exhibit 101 to this Annual Report on Form 10-K are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2021 and 2020, (ii) Consolidated Statements of Operations for the Years Ended December 31, 2021, 2020 and 2019, (iii) Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2021, 2020 and 2019 (iv) Consolidated Statements of Cash Flows for the Years Ended December 31, 2021, 2020 and 2019, (v) Consolidated Statements of Changes in Stockholders' Equity for the Years ended December 31, 2021, 2020 and 2019, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMERGENT BIOSOLUTIONS INC.

By: /s/RICHARD S. LINDAHL
Richard S. Lindahl
Executive Vice President, Chief Financial Officer and Treasurer
Date: February 25, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Robert G. Kramer Sr. Robert G. Kramer Sr.	President, Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2022

/s/Richard S. Lindahl Richard S. Lindahl	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 25, 2022

/s/Fuad El-Hibri Fuad El-Hibri	Executive Chairman of the Board of Directors	February 25, 2022

/s/Zsolt Harsanyi, Ph.D. Zsolt Harsanyi, Ph.D.	Director	February 25, 2022

/s/Kathryn Zoon, Ph.D. Kathryn Zoon, Ph.D.	Director	February 25, 2022

/s/Ronald B. Richard Ronald B. Richard	Director	February 25, 2022

/s/Louis W. Sullivan, M.D. Louis W. Sullivan, M.D.	Director	February 25, 2022

/s/George Joulwan George Joulwan	Director	February 25, 2022

/s/Jerome Hauer, Ph.D. Jerome Hauer, Ph.D.	Director	February 25, 2022

/s/Marvin White Marvin White	Director	February 25, 2022