Form 10-Q
period 2022-03-31
Emergent BioSolutions Inc.
filed 2022-04-29
CIK 1367644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 22, 2022 the registrant had 50,243,624 shares of common stock outstanding.

Emergent BioSolutions Inc.
Form 10-Q
For the Fiscal Quarter Ended March 31, 2022

EMERGENT BIOSOLUTIONS INC.
PART I. FINANCIAL INFORMATION
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q and the documents we incorporate by reference include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, including statements regarding the future earnings and performance of Emergent BioSolutions Inc. or any of our businesses, our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management and the ongoing impact of the COVID-19 pandemic, are forward-looking statements. We generally identify forward-looking statements by using words like "will," "believes," "expects," "anticipates," "intends," "plans," "forecasts," "estimates" and similar expressions in conjunction with, among other things, discussions of financial performance or financial condition, growth strategy, product sales, manufacturing capabilities, product development and regulatory approvals or expenditures. These forward-looking statements are based on our current intentions, beliefs and expectations regarding future events. We cannot guarantee that any forward-looking statement will be accurate. You should realize that if underlying assumptions prove inaccurate or unknown risks or uncertainties materialize, actual results could differ materially from our expectations. You are, therefore, cautioned not to place undue reliance on any forward-looking statement. Any forward-looking statement speaks only as of the date on which such statement is made, and, except as required by law, we do not undertake to update any forward-looking statement to reflect new information, events or circumstances.
There are a number of important factors that could cause our actual results to differ materially from those indicated by such forward-looking statements, including, among others:

▪the availability of U.S. Government (USG) funding for contracts related to procurement of our medical countermeasures, including AV7909 (Anthrax vaccine adsorbed (AVA), adjuvanted), BioThrax® (Anthrax Vaccine Adsorbed) and ACAM2000®, (Smallpox (Vaccinia) Vaccine, Live), among others, as well as contracts related to development of medical countermeasures.
▪our ability to meet our commitments to quality and manufacturing compliance at our manufacturing facilities, and the potential impact on our ability to continue production of bulk drug substance for Johnson & Johnson’s COVID-19 vaccine;
▪the impact of the generic marketplace on NARCAN® (naloxone HCI) Nasal Spray and future NARCAN sales;
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
▪our ability to negotiate new CDMO contracts and the negotiation of further commitments related to the collaboration and deployment of capacity toward future commercial manufacturing under our existing CDMO contracts;
▪the outcomes associated with pending shareholder litigation and government investigations and their potential impact on our business;
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
▪the extent of any ongoing impact of COVID-19 pandemic on our supply chains and potential future impact of any variants thereof on our markets, operations and employees as well as those of our customers and suppliers;

EMERGENT BIOSOLUTIONS INC.
▪the impact on our revenues from and duration of declines in sales of our vaccine products that target travelers due to the reduction of international travel caused by the COVID-19 pandemic;
▪our ability to identify and acquire companies, businesses, products or product candidates that satisfy our selection criteria;
▪our ability to commercialize, market and manufacture new product candidates successfully; and
▪the accuracy of our estimates regarding future revenues, expenses, capital requirements and needs for additional financing.

The foregoing sets forth many, but not all, of the factors that could cause actual results to differ from our expectations in any forward-looking statement. New factors emerge from time to time. and it is not possible for management to predict all such factors, nor can it assess the impact of any such factor on the business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement. You should consider this cautionary statement, the risk factors identified in the sections entitled “Risk Factor Summary” and “Risk Factors” in this quarterly report on Form 10-Q and the risk factors identified in our other periodic reports filed with the Securities and Exchange Commission (SEC) when evaluating our forward-looking statements.
NOTE REGARDING COMPANY REFERENCES
References in this report to “Emergent,” the “Company,” “we,” “us,” and “our” refer to Emergent BioSolutions Inc. and its consolidated subsidiaries.
NOTE REGARDING TRADE NAMES
Emergent®, BioThrax®, BaciThrax®, RSDL®, BAT®, Trobigard®, Anthrasil®, CNJ-016®, ACAM2000®, Vivotif®, Vaxchora®, NARCAN® and any and all Emergent BioSolutions Inc. brands, products, services and feature names, logos and slogans are trademarks or registered trademarks of Emergent BioSolutions Inc. or its subsidiaries in the United States or other countries. All other brands, products, services and feature names or trademarks are the property of their respective owners.

ITEM 1. FINANCIAL STATEMENTS
Emergent BioSolutions Inc.
Condensed Consolidated Balance Sheets
(unaudited, in millions, except per share amounts)

	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$435.8	$576.1
Restricted cash	0.2	0.2
Accounts receivable, net	181.8	274.7
Inventories, net	400.7	350.8
Prepaid expenses and other current assets	81.8	70.3
Total current assets	1,100.3	1,272.1

Property, plant and equipment, net	807.5	800.1
Intangible assets, net	590.6	604.6
Goodwill	224.9	224.9
Other assets	57.1	57.3
Total assets	$2,780.4	$2,959.0

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$107.3	$128.9
Accrued expenses	29.3	51.7
Accrued compensation	56.4	88.7
Debt, current portion	31.6	31.6
Other current liabilities	24.6	72.9
Total current liabilities	249.2	373.8

Contingent consideration, net of current portion	4.4	4.5
Debt, net of current portion	801.5	809.4
Deferred tax liability	94.8	94.9
Contract liabilities, net of current portion	5.9	4.7
Other liabilities	49.3	52.7
Total liabilities	1,205.1	1,340.0

Stockholders' equity:
Preferred stock, $0.001 par value; 15.0 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value; 200.0 shares authorized, 55.3 and 55.1 shares issued; 50.4 and 51.3 shares outstanding, respectively	0.1	0.1
Treasury stock, at cost, 4.9 and 3.8 common shares, respectively	(204.4)	(152.2)
Additional paid-in capital	834.8	829.4
Accumulated other comprehensive loss, net	(9.3)	(16.1)
Retained earnings	954.1	957.8
Total stockholders' equity	1,575.3	1,619.0
Total liabilities and stockholders' equity	$2,780.4	$2,959.0

See accompanying notes.

Emergent BioSolutions Inc.
Condensed Consolidated Statements of Operations
(unaudited, in millions, except per share amounts)

	Three Months Ended March 31,
	2022	2021
Revenues:
Product sales, net	$237.1	$137.9
Contract development and manufacturing:
Services	51.8	67.6
Leases	9.0	116.2
Total contract development and manufacturing	60.8	183.8
Contracts and grants	9.6	21.3
Total revenues	307.5	343.0

Operating expenses:
Cost of product sales	80.3	52.6
Cost of contract development and manufacturing	75.6	46.7
Research and development	46.4	52.5
Selling, general and administrative	84.8	80.9
Amortization of intangible assets	14.0	14.9
Total operating expenses	301.1	247.6

Income (loss) from operations	6.4	95.4

Other income (expense):
Interest expense	(8.2)	(8.5)
Other, net	(2.0)	(1.7)
Total other income (expense), net	(10.2)	(10.2)

Income (loss) before income taxes	(3.8)	85.2
Income taxes	0.1	(15.5)
Net income (loss)	$(3.7)	$69.7

Net income (loss) per common share
Basic	$(0.07)	$1.31
Diluted	$(0.07)	$1.28

Shares used in computing net income (loss) per common share
Basic	50.7	53.3
Diluted	50.7	54.5

See accompanying notes.

Emergent BioSolutions Inc.
Condensed Consolidated Statements of Comprehensive Income
(unaudited, in millions)

	Three Months Ended March 31,
	2022	2021
Net income (loss)	$(3.7)	$69.7
Other comprehensive income (loss), net of tax:
Foreign currency translation	0.5	(2.2)
Unrealized gains (losses) on hedging activities	6.3	3.1
Total other comprehensive income (loss), net of tax	6.8	0.9
Comprehensive income (loss), net of tax	$3.1	$70.6

See accompanying notes.

Emergent BioSolutions Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited, in millions)

	Three Months Ended March 31,
	2022	2021
Cash flows (used in) provided by operating activities:
Net income (loss)	$(3.7)	$69.7
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Share-based compensation expense	9.9	10.5
Depreciation and amortization	30.9	28.7
Change in fair value of contingent consideration, net	0.5	1.1
Amortization of deferred financing costs	1.0	1.0
Deferred income taxes	1.9	(1.7)
Other	0.6	3.5
Changes in operating assets and liabilities:
Accounts receivable	93.7	42.1
Inventories	(50.1)	(99.9)
Prepaid expenses and other assets	(16.6)	(10.0)
Accounts payable	(14.7)	20.1
Accrued expenses and other liabilities	(56.5)	(40.0)
Accrued compensation	(32.2)	(29.4)
Contract liabilities	(2.0)	9.4
Net cash (used in) provided by operating activities:	(37.3)	5.1
Cash flows used in investing activities:
Purchases of property, plant and equipment	(32.2)	(56.1)
Net cash used in investing activities:	(32.2)	(56.1)
Cash flows used in financing activities:
Purchases of treasury stock	(57.5)	—
Principal payments on term loan facility	(8.5)	(5.6)
Principal payments on convertible senior notes	—	(10.6)
Proceeds from share-based compensation activity	0.5	6.9
Taxes paid for share-based compensation activity	(5.0)	(12.2)
Contingent consideration payments	—	(0.7)
Net cash used in financing activities:	(70.5)	(22.2)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(0.3)	(0.3)
Net change in cash, cash equivalents and restricted cash	(140.3)	(73.5)
Cash, cash equivalents and restricted cash at beginning of period	576.3	621.5
Cash, cash equivalents and restricted cash at end of period	$436.0	$548.0
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$11.7	$12.4
Cash paid during the period for income taxes	$4.8	$1.5
Supplemental information on non-cash investing and financing activities:
Purchases of property, plant and equipment unpaid at period end	$13.3	$32.5
Purchases of treasury stock	$1.3	$—
Reconciliation of cash and cash equivalents and restricted cash at March 31, 2022 and December 31, 2021:
Cash and cash equivalents	$435.8	$576.1
Restricted cash	0.2	0.2
Total	$436.0	$576.3

See accompanying notes.

Emergent BioSolutions Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity
(unaudited, in millions)

	$0.001 Par Value Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount

Balance at December 31, 2021	55.1	$0.1	(3.8)	$(152.2)	$829.4	$(16.1)	$957.8	$1,619.0
Share-based compensation activity	0.2	—	—	—	5.4	—	—	5.4
Net income (loss)	—	—	—	—	—	—	(3.7)	(3.7)
Repurchases of stock	—	—	(1.1)	(52.2)	—	—	—	(52.2)
Other comprehensive income (loss), net of tax	—	—	—	—	—	6.8	—	6.8
Balance at March 31, 2022	55.3	$0.1	(4.9)	$(204.4)	$834.8	$(9.3)	$954.1	$1,575.3

Balance at December 31, 2020	54.3	$0.1	(1.2)	$(39.6)	$784.9	$(25.3)	$726.9	$1,447.0
Share-based compensation activity	0.5	—	—	—	5.2	—	—	5.2
Net income (loss)	—	—	—	—	—	—	69.7	69.7
Other comprehensive income (loss), net of tax	—	—	—	—	—	0.9	—	0.9
Balance at March 31, 2021	54.8	$0.1	(1.2)	$(39.6)	$790.1	$(24.4)	$796.6	$1,522.8

See accompanying notes.

EMERGENT BIOSOLUTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in millions, except share and per share amounts)

1.    Business
Overview
Emergent BioSolutions Inc. (the Company or Emergent) is a global life sciences company focused on providing innovative preparedness and response solutions addressing accidental, deliberate, and naturally occurring Public Health Threats (PHTs). The Company's solutions include a product portfolio, a product development portfolio, and a contract development and manufacturing (CDMO) services portfolio.
The Company is focused on the following five distinct PHT categories: chemical, biological, radiological, nuclear and explosives (CBRNE); emerging infectious diseases (EID); travel health; emerging health crises; and acute/emergency care. The Company has a product portfolio of eleven products (vaccines, therapeutics, and drug-device combination products) that contribute a substantial portion of its revenue. The Company has one product candidate that is procured under special circumstances by the U.S. government (USG), although it is not approved by the U.S. Food and Drug Administration (FDA). The Company structures the business with a focus on markets and customers. As such, the key components of the business structure include a Government - Medical Countermeasures (MCM) business line, a Commercial business line and a Services line focused on CDMO.
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
▪CNJ-016®, also referred to as VIGIV, the only polyclonal antibody therapeutic licensed by the FDA and Health Canada to address certain complications from smallpox vaccination.
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
The Company operates as two operating segments: 1) a products segment (Products) consisting of the Government - MCM and Commercial business lines and a services segment (Services) focused on CDMO (Note 14, Segment information).
2.    Basis of presentation and principles of consolidation
Basis of presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Emergent and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements included herein have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X issued by the SEC. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC.
All adjustments contained in the accompanying unaudited condensed consolidated financial statements are of a normal recurring nature and are necessary to present fairly the financial position of the Company as of March 31, 2022. Interim results are not necessarily indicative of results that may be expected for any other interim period or for an entire year.
Significant accounting policies
During the three months ended March 31, 2022, there have been no significant changes to the Company's summary of significant accounting policies contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC that have materially impacted the presentation of the Company's financial statements. During the three months ended March 31, 2022, the Company revised the reporting that the Chief Operating Decision Maker (CODM) reviews in order to assess Company performance. The CODM manages the business with a focus on two reportable segments: 1) a products segment (Products) consisting of the Government - MCM and Commercial business lines and 2) the services segment focused on CDMO (Services). This change is further outlined in Note 14, Segment information.
Fair value measurements
Separate disclosure is required for assets and liabilities measured at fair value on a recurring basis from those measured at fair value on a non-recurring basis. The Company has cash held in money market accounts (level 1) and time deposits (level 2), contingent purchase consideration (level 3) and interest rate swaps arrangements (level 2) that are measured at fair value on a recurring basis (Note 7, Fair value measurements and Note 8, Derivative instruments and hedging activities).

EMERGENT BIOSOLUTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in millions, except share and per share amounts)
On a non-recurring basis, the Company measures its long-lived assets as part of impairment evaluations using fair value measurements. Goodwill is allocated to the Company's reporting units, which are one level below its operating segments. The Company evaluates goodwill and other indefinite-lived intangible assets for impairment annually as of October 1 and earlier if an event or other circumstance indicates that the carrying value of the asset may not be recoverable. If the Company believes that as a result of its qualitative assessment it is more likely than not that the fair value of a reporting unit or other indefinite-lived intangible asset is greater than its carrying amount, the quantitative impairment test is not required. If however it is determined that it is not more likely than not that the fair value of a reporting unit or other indefinite-lived intangible asset is greater than its carrying amount, a quantitative test is required. Long-lived assets such as intangible assets and property, plant and equipment are not required to be tested for impairment annually. Instead, long-lived assets are tested for impairment whenever circumstances indicate that the carrying amount of the asset may not be recoverable, such as when there is an adverse change in the market relating to those related assets. The impairment test first requires a comparison of undiscounted future cash flows to the carrying value of the asset. Determining the need for a detailed impairment analysis requires the exercise of judgment about several business factors, including the timing of expected future cash flows and assumptions about the economic environment.
As of March 31, 2022 and December 31, 2021, the Company had no other significant assets or liabilities that were measured at fair value.
Recently issued accounting standards
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) that the Company adopts as of the pronouncement's specified effective date. Unless otherwise discussed below, the Company does not believe that the adoption of recently issued standards have or may have a material impact on the consolidated financial statements or disclosures.
Not Yet Adopted
ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting
In March 2020, the FASB issued Topic 848, which was further amended in January 2021. Topic 848 provides relief for impacted areas as it relates to impending reference rate reform. Topic 848 contains optional expedients and exceptions to debt arrangements, contracts, hedging relationships, and other areas or transactions that are impacted by reference rate reform. This guidance is effective upon issuance for all entities and elections of certain optional expedients are required to apply the provisions of the guidance. The Company continues to assess all potential impacts of the standard and will disclose the nature and reason for any elections that the Company makes.
3.    Inventories, net
Inventory, net consisted of the following:

	March 31, 2022	December 31, 2021
Raw materials and supplies	$244.1	$217.5
Work-in-process	106.0	95.8
Finished goods	50.6	37.5
Total inventories, net	$400.7	$350.8

EMERGENT BIOSOLUTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in millions, except share and per share amounts)
4.    Property, plant and equipment, net
Property, plant and equipment, net consisted of the following:

	March 31, 2022	December 31, 2021
Land and improvements	$51.9	$52.1
Buildings, building improvements and leasehold improvements	286.9	269.7
Furniture and equipment	527.9	513.5
Software	62.5	60.7
Construction-in-progress	208.1	223.2
Property, plant and equipment, gross	$1,137.3	$1,119.2
Less: Accumulated depreciation & amortization	(329.8)	(319.1)
Total property, plant and equipment, net	$807.5	$800.1
As of March 31, 2022 and December 31, 2021, construction-in-progress primarily includes costs incurred related to construction to advance the Company's CDMO capabilities.
5.    Leases
The Company is the lessee for operating leases for offices, research and development facilities and manufacturing facilities. The Company determines if an arrangement is a lease at inception. Operating leases are included in right-of-use (ROU) assets and liabilities. For a discussion of lessor activities, see Note 10, Revenue recognition.
The components of lease expense were as follows:

	Three Months Ended March 31,
	2022	2021
Operating lease cost:
Amortization of right-of-use assets	$1.4	$1.3
Interest on lease liabilities	0.3	0.4
Total operating lease cost	$1.7	$1.7
Operating lease costs are reflected as components of cost of product sales, cost of contract development and manufacturing, research and development expense and selling, general and administrative expense.
Supplemental balance sheet information related to lessee activities is as follows:

(In millions, except lease term and discount rate)	Balance Sheet location	March 31, 2022	December 31, 2021
Operating lease right-of-use assets	Other assets	$26.9	$28.3

Operating lease liabilities, current portion	Other current liabilities	5.8	5.8
Operating lease liabilities	Other liabilities	22.6	24.2
Total operating lease liabilities		$28.4	$30.0

Operating leases:
Weighted average remaining lease term (years)		6.8	7.0
Weighted average discount rate		4.1%	4.1%

EMERGENT BIOSOLUTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in millions, except share and per share amounts)
6.    Intangible assets
The Company's intangible assets consist of products acquired via business combinations or asset acquisitions. The following table summarizes the Company's intangible assets for the periods ended March 31, 2022 and December 31, 2021:

		March 31, 2022			December 31, 2021
Asset Type	Estimated Life	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Products	9-22 years	$798.0	$207.4	$590.6	$798.0	$193.5	$604.5
Customer relationships	8 years	28.6	28.6	—	28.6	28.6	—
CDMO	8 years	5.5	5.5	—	5.5	5.4	0.1
Total intangible assets		$832.1	$241.5	$590.6	$832.1	$227.5	$604.6
Amortization expense associated with the Company's intangible assets was recorded as follows:

	Three Months Ended March 31,
	2022	2021
Amortization Expense	$14.0	$14.9
As of March 31, 2022, the weighted average amortization period remaining for intangible assets was 11.7 years.
The following table provides a roll forward of changes in our goodwill balance:

Goodwill, December 31, 2021	$224.9
Foreign currency translation	—
Goodwill, March 31, 2022	$224.9
The carrying amount of goodwill included accumulated impairments of $41.7 million as of March 31, 2022 and December 31, 2021, respectively.
7.    Fair value measurements
The table below presents information about the Company's assets and liabilities that are regularly measured and carried at fair value and indicate the level within the fair value hierarchy of the valuation techniques we utilized to determine fair value:

	March 31, 2022				December 31, 2021
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Money market accounts	$7.4	7.4	—	$—	$152.4	152.4	—	$—
Time deposits	250.2	—	250.2	—	200.0	—	200.0	—
Derivative instruments	2.5	—	2.5	—	—	—	—	—
Total	$260.1	7.4	252.7	$—	$352.4	152.4	200.0	$—
Liabilities:
Contingent consideration	$7.6	—	—	$7.6	$37.2	—	—	$37.2
Derivative instruments	—	—	—	—	6.1	—	6.1	—
Total	$7.6	—	—	$7.6	$43.3	—	6.1	$37.2

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
The following table is a reconciliation of the beginning and ending balance of contingent considerations.

Balance at December 31, 2021	$37.2
Change in fair value	0.5
Settlements	(30.1)
Balance at March 31, 2022	$7.6
As of March 31, 2022 and December 31, 2021, the current portion of the contingent consideration liability was $3.2 million and $32.7 million, respectively, and was included in other current liabilities on the condensed consolidated balance sheets.
The recurring Level 3 fair value measurements for the Company's contingent consideration liability include the following significant unobservable inputs:

Contingent Consideration Liability	Fair Value as of March 31, 2022	Valuation Technique	Unobservable Input	Range	Weighted Average
Revenue milestone and royalty based	$7.6 million	Discounted cash flow	Discount rate	8.3%	8.3%
			Probability of payment	25% - 50%	37.7%
			Projected year of payment	2022 - 2028	2024
Derivative instruments
Refer to Note 8, Derivative instruments and hedging activities, to these condensed consolidated financial statements.
Non-variable rate debt
As of March 31, 2022 and December 31, 2021, the fair value of the Company's 3.875% Senior Unsecured Notes was $403.7 million and $433.3 million. The fair value was determined through market sources, which are level 2 inputs and directly observable. The carrying amounts of the Company’s other long-term variable interest rate debt arrangements approximate their fair values (see Note 9, Debt).
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
If current fair values of designated interest rate swaps remained static over the next twelve months, the Company would reclassify $0.2 million of net deferred gains from accumulated other comprehensive income (loss) into the

EMERGENT BIOSOLUTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in millions, except share and per share amounts)
condensed consolidated statement of operations over the next twelve month period. All outstanding cash flow hedges mature in October 2023.
As of March 31, 2022, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

(in millions, except number of instruments)	Number of Instruments	Notional
Interest rate swaps	7	$350.0
The table below presents the fair value of the Company’s derivative financial instruments designated as hedges as well as their classification on the balance sheets.

	Asset Derivatives				Liability Derivatives
	March 31, 2022		December 31, 2021		March 31, 2022		December 31, 2021
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest Rate Swaps	Other Current Assets	$0.2	Other Current Assets	$—	Other Current Liabilities	$—	Other Current Liabilities	$4.5
	Other Assets	$2.3	Other Assets	$—	Other Liabilities	$—	Other Liabilities	$1.6
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
The table below presents the effect of cash flow hedge accounting on accumulated other comprehensive income.

	Cumulative Amount of Gain/(Loss) Recognized in OCI on Derivative		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income
	March 31,	December 31,		Three Months Ended March 31,
	2022	2021		2022	2021
Interest Rate Swaps	$2.5	$(6.1)	Interest expense	$1.4	$1.4

EMERGENT BIOSOLUTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in millions, except share and per share amounts)
9.    Debt
The components of debt are as follows:

	March 31, 2022	December 31, 2021
Senior secured credit agreement - Term loan due 2023	$388.1	$396.6
Senior secured credit agreement - Revolver loan due 2023	—	—
3.875% Senior Unsecured Notes due 2028	450.0	450.0
Other	3.0	3.0
Total debt	$841.1	$849.6
Current portion of long-term debt, net of debt issuance costs	(31.6)	(31.6)
Unamortized debt issuance costs	(8.0)	(8.5)
Non-current portion of debt	$801.5	$809.4

As of March 31, 2022 and December 31, 2021, debt issuance costs associated with the revolver loan were classified as other current assets and other assets on the Company's consolidated balance sheets because there was no outstanding revolver balance at period end. As of March 31, 2022, the Company had $2.0 million and $1.1 million of debt issuance costs associated with the revolver loan classified as other current assets and other assets, respectively. As of December 31, 2021, the Company had approximately $2.0 million and $1.6 million of debt issuance costs associated with the revolver loan that were classified as other current assets and other assets, respectively.
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
10.    Revenue recognition
The Company operates as two operating segments (Note 14, Segment information). The Company's revenues disaggregated by the major sources were as follows:

	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
	U.S. Government	Non-U.S. Government	Total	U.S. Government	Non-U.S. Government	Total
Product sales, net	$103.4	$133.7	$237.1	$56.4	$81.5	$137.9
Contract development and manufacturing:
Services	—	51.8	51.8	—	67.6	67.6
Leases	—	9.0	9.0	97.5	18.7	116.2
Total contract development and manufacturing	$—	$60.8	$60.8	$97.5	$86.3	$183.8
Contracts and grants	9.1	0.5	9.6	20.0	1.3	21.3
Total revenues	$112.5	$195.0	$307.5	$173.9	$169.1	$343.0

EMERGENT BIOSOLUTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in millions, except share and per share amounts)
BARDA COVID-19 Development Public-Private Partnership
In 2020, the Company announced the issuance of a task order under our existing Center for Innovation in Advanced Development and Manufacturing (CIADM) agreement with BARDA for COVID-19 vaccine development and manufacturing (the BARDA COVID-19 Development Public Private Partnership). The BARDA COVID-19 Development Public Private Partnership is considered a lease and is accounted for under ASC 842. The initial task order had a contract value of up to $628.2 million and included the reservation of manufacturing capacity and accelerated expansion of fill/finish capacity valued at $542.7 million and $85.5 million, respectively. Subsequently, the task order was expanded to include incremental capital activities which increased the value to $650.8 million. On November 1, 2021, the Company and BARDA mutually agreed to terminate the Company's CIADM contract and associated task orders, including the BARDA COVID-19 Development Public Private Partnership. The Company did not recognize lease revenues under this arrangement during the three months ended March 31, 2022. During the three months ended March 31, 2021 the Company recognized lease revenues of $97.5 million related to this arrangement.
CDMO operating leases
Certain multi-year CDMO service arrangements with commercial customers include operating leases whereby the customer has the right to direct the use of and obtain substantially all of the economic benefits of specific manufacturing suites operated by the Company. The associated revenue is recognized on a straight-line basis over the term of the lease. The remaining term on the Company's operating lease components approximates 2.1 years. The Company utilizes a cost-plus model to determine the stand-alone selling price of the lease component to allocate contract consideration between the lease and non-lease components. The Company has allocated contract operating lease revenues due under our long-term CDMO services arrangements as follows:

Year ended December 31,
2022 (1)	$24.1
2023	36.5
2024	32.2
2025	8.7
Thereafter	2.7
$104.2

(1) As of March 31, 2022, amount represents the nine months ending December 31, 2022.
Transaction price allocated to remaining performance obligations
As of March 31, 2022, the Company has future contract value on unsatisfied performance obligations of approximately $1.1 billion associated with all arrangements entered into by the Company. The Company expects to recognize a majority of the $1.1 billion of unsatisfied performance obligations within the next 24 months. The amount and timing of revenue recognition for unsatisfied performance obligations can change. The future revenues associated with unsatisfied performance obligations exclude the value of unexercised option periods in the Company’s revenue arrangements. Often the timing of manufacturing activities changes based on customer needs and resource availability. Government funding appropriations can impact the timing of product deliveries. The success of the Company's development activities that receive development funding support from the USG under development contracts can also impact the timing of revenue recognition.
Contract assets
The Company considers accounts receivable and deferred costs associated with revenue generating contracts, which are not included in inventory or property, plant and equipment and the Company does not currently have a contractual right to bill, to be contract assets. As of March 31, 2022 and December 31, 2021, the Company had $42.2 million and $21.5 million, respectively, of contract assets recorded within accounts receivable, net on the condensed consolidated balance sheets.

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

December 31, 2021	$16.4
Deferral of revenue	6.4
Revenue recognized	(6.9)
March 31, 2022	$15.9
As of March 31, 2022 and December 31, 2021, the current portion of contract liabilities was $10.0 million and $11.7 million, respectively, and was included in other current liabilities on the balance sheet.
Accounts receivable
Accounts receivable, including unbilled accounts receivable contract assets, consist of the following:

	March 31, 2022	December 31, 2021
Billed, net	$115.2	$224.9
Unbilled	66.6	49.8
Total, net	$181.8	$274.7
As of March 31, 2022 and December 31, 2021, the allowances for doubtful accounts was $0.7 million and $3.2 million, respectively.
11.    Income taxes
The estimated effective annual tax rate for the years ended December 31, 2022 and 2021, excluding the impact of discrete adjustments, was 25% and 27%. respectively. For the three months ended March 31, 2022 and 2021, the Company recorded a discrete tax expense (benefits) of $0.4 million and $(6.6) million, respectively. The discrete tax expense in 2022 was primarily due to share-based compensation activity offset by return to provision adjustments. The discrete tax benefits in 2021 were primarily due to share-based compensation activity.
12.    Net (loss) income per share
The following table presents the calculation of basic and diluted net (loss) income per share:

	Three Months Ended March 31,
	2022	2021
Numerator:
Net (loss) income	$(3.7)	$69.7

Denominator:
Weighted-average number of shares—basic	50.7	53.3
Dilutive securities—equity awards	—	1.2
Weighted-average number of shares—diluted	50.7	54.5

Net (loss) income per share - basic	$(0.07)	$1.31
Net (loss) income per share - diluted	$(0.07)	$1.28
Basic net (loss) income per share is computed by dividing net (loss) income by the weighted average number of shares of common stock outstanding during the period. Diluted (loss) income per share is computed using the treasury method by dividing net (loss) income by the weighted average number of shares of common stock outstanding during

EMERGENT BIOSOLUTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in millions, except share and per share amounts)
the period, adjusted for the potential dilutive effect of other securities if such securities were converted or exercised and are not anti-dilutive. No adjustment for the potential dilutive effect of dilutive securities is reported for the three months ended March 31, 2022 as the effect would have been anti-dilutive due to the Company's net loss.
The following table presents the share-based awards that are not considered in the diluted net (loss) income per share calculation generally because the exercise price of the awards was greater than the average per share closing price during the three months ended March 31, 2022 and 2021. In certain instances, awards may be anti-dilutive even if the average market price exceeds the exercise price when the sum of the assumed proceeds exceeds the difference between the market price and the exercise price.

	Three Months Ended March 31,
	2022	2021
Anti-dilutive stock awards	1.6	0.1
13.    Equity
Repurchase programs
On November 11, 2021, the Company announced that its Board of Directors authorized management to repurchase up to an aggregate of $250.0 million of Common Stock under a board-approved Share Repurchase Program, of which $164.7 million has been utilized to purchase 3.8 million shares as of March 31, 2022. During the three months ended March 31, 2022, the Company has utilized $52.2 million to purchase 1.1 million shares. The number of shares repurchased includes trades executed in March and settled in April due to timing. The Share Repurchase Program does not obligate the Company to acquire any specific number of shares. Repurchased shares will be available for use in connection with our stock plans and for other corporate purposes.
Share-based compensation
During the three months ended March 31, 2022, the Company granted stock options to purchase 0.6 million shares of common stock and 1.2 million restricted and performance stock units under the Emergent BioSolutions Inc. Stock Incentive Plan. Typically, the stock option and restricted stock unit grants vest over three equal annual installments beginning on the day prior to the anniversary of the grant date. The performance stock units settle in stock at the end of the three-year performance period based on the Company's results compared to the performance criteria. Share-based compensation expense was recorded in the following financial statement line items:

	Three Months Ended March 31,
	2022	2021
Cost of product sales	$1.7	$1.5
Cost of contract development and manufacturing	0.4	0.2
Research and development	1.1	1.4
Selling, general and administrative	6.7	7.4
Total share-based compensation expense	$9.9	$10.5

EMERGENT BIOSOLUTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in millions, except share and per share amounts)
Accumulated other comprehensive income (loss), net of tax
The following table includes changes in accumulated other comprehensive income (loss), net of tax by component:

	Defined Benefit Pension Plan	Derivative Instruments	Foreign Currency Translation Losses	Total
(in millions, net of tax)
Balance, December 31, 2021	$(4.0)	$(4.5)	$(7.6)	$(16.1)
Other comprehensive (loss) income before reclassifications	—	4.9	0.5	5.4
Amounts reclassified from accumulated other comprehensive income	—	1.4	—	1.4
Net current period other comprehensive income (loss)	—	6.3	0.5	6.8
Balance, March 31, 2022	$(4.0)	$1.8	$(7.1)	$(9.3)

Balance, December 31, 2020	$(7.7)	$(11.0)	$(6.6)	$(25.3)
Other comprehensive (loss) income before reclassifications	—	1.7	(2.2)	(0.5)
Amounts reclassified from accumulated other comprehensive income	—	1.4	—	1.4
Net current period other comprehensive income (loss)	—	3.1	(2.2)	0.9
Balance, March 31, 2021	$(7.7)	$(7.9)	$(8.8)	$(24.4)
The following table presents the tax effects related to each component of accumulated other comprehensive (loss) income:

	March 31, 2022			March 31, 2021
	Pretax	Tax Benefit (Expense)	Net of tax	Pretax	Tax Benefit (Expense)	Net of tax
Derivative Instruments	$8.6	$(2.3)	$6.3	$2.4	$0.7	$3.1
Foreign Currency Translation Losses	0.7	(0.2)	0.5	(2.2)	—	(2.2)
Total Adjustments	$9.3	$(2.5)	$6.8	$0.2	$0.7	$0.9
14.    Segment information
The Company reports segment information based on the internal reporting used by management for making decisions and assessing performance as the source of the Company's reportable segments. During the three months ended March 31, 2022, the Company revised the reporting that the Chief Operating Decision Maker (CODM) reviews in order to assess Company performance. The CODM manages the business with a focus on two reportable segments: 1) a products segment (Products) consisting of the Government - MCM and Commercial business lines and 2) the services segment focused on CDMO (Services). The Company evaluates the performance of these reportable segments based on revenue and adjusted gross margin. Segment revenue includes external customer sales, but it does not include inter-segment services. Adjusted gross margin for each segment is segment revenue less segment cost of sales reduced for significant one-time events. We do not allocate research and development, selling, general and administrative costs, amortization of intangibles assets, interest and other income (expense), or taxes to operating segments in the management reporting reviewed by the CODM. The accounting policies for segment reporting are the same as for the Company as a whole. The Company has recast the related historical information for consistency.

EMERGENT BIOSOLUTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in millions, except share and per share amounts)

The following table include segment revenues and a reconciliation of the Company's segment adjusted gross margin to the condensed consolidated statement of operations for each of the Company's reporting segments as follows:

	March 31, 2022				March 31, 2021
	Products	Services	Other	Consolidated	Products	Services	Other	Consolidated
Revenue (1)	$237.1	$60.8	$9.6	$307.5	$137.9	$183.8	$21.3	$343.0
Contracts and grants revenue	—	—	(9.6)	(9.6)	—	—	(21.3)	(21.3)
Cost of product sales	(80.3)	—	—	(80.3)	(52.6)	—	—	(52.6)
Cost of contract development and manufacturing	—	(75.6)	—	(75.6)	—	(46.7)	—	(46.7)
Gross margin	156.8	(14.8)	—	142.0	85.3	137.1	—	222.4
Changes in fair value of contingent consideration	0.5	—	—	0.5	1.1	—	—	1.1
Adjusted gross margin	$157.3	$(14.8)	$—	$142.5	$86.4	$137.1	$—	$223.5
(1) Services revenue and Services adjusted gross margin for the three months ended March 31, 2021 includes the impact of $97.5 million of CDMO leases revenues related to the BARDA COVID-19 Development Public Private Partnership which ended in November 2021.

The following table includes depreciation for each segment as follows:

	March 31, 2022	March 31, 2021
Depreciation:
Products	$7.4	$7.2
Services	7.8	5.3
Other	1.4	1.1
Total	$16.6	$13.6
We manage our assets on a total company basis, not by operating segment, as our operating assets are shared or commingled. Therefore, our CODM does not regularly review any asset information by operating segment and, accordingly, we do not report asset information by operating segment.
15. Commitments and contingencies
Securities and shareholder litigation
On April 20, 2021, May 14, 2021, and June 2, 2021, putative class action lawsuits were filed against the Company and certain of its current and former senior officers in the United States District Court for the District of Maryland on behalf of purchasers of the Company’s common stock, seeking to pursue remedies under the Securities Exchange Act of 1934. These complaints were filed by Palm Tran, Inc. – Amalgamated Transit Union Local 1577 Pension Plan; Alan I. Roth; and Stephen M. Weiss, respectively. The complaints allege, among other things, that the defendants made false and misleading statements about its manufacturing capabilities with respect to COVID-19 vaccine bulk drug substance (referred to herein as CDMO Manufacturing Capabilities). These cases were consolidated on December 23, 2021, under the caption In re Emergent BioSolutions Inc. Securities Litigation, No. 8:21-cv-00955-PWG (the Federal Securities Class Action). The Lead Plaintiffs in the consolidated matter are Nova Scotia Health Employees’ Pension Plan and The City of Fort Lauderdale Police & Firefighters’ Retirement System. The Lead Plaintiffs filed an amended complaint on March 19, 2022 and the defendants have until May 19, 2022 to file a motion to dismiss. The defendants believe that the allegations in the complaints are without merit and intend to defend the matters vigorously. Given the uncertainty of litigation, the preliminary stage of the cases, and the legal standards that must be met for, among other things, class certification and success on the merits, the Company cannot reasonably estimate the possible loss or range of loss, if any, that may result from the consolidated action.

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
On June 29, 2021, Lincolnshire Police Pension Fund (“Lincolnshire”) and on August 16, 2021, Pooja Sayal, filed putative stockholder derivative lawsuits in the United States District Court for the District of Maryland on behalf of the Company against certain of the Company's current and former officers and directors for breach of fiduciary duties, waste of corporate assets, and unjust enrichment, each allegation related to the Company’s CDMO Manufacturing Capabilities. In addition to monetary damages, the complaints seek the implementation of multiple corporate governance and internal policy changes. On November 16, 2021, both cases were consolidated under the caption In re Emergent BioSolutions Inc. Stockholder Derivative Litigation, Master Case No. 8:21-cv-01595-PWG. On January 3, 2022, the Lincolnshire complaint was designated as the operative complaint in the consolidated action. On April 13, 2022 the Court approved the parties joint stipulation to and stay of the proceedings and discovery until the close of fact discovery in the Federal Securities Class Action. The defendants believe that the allegations in the complaints are without merit and intend to defend the matter vigorously.
On September 15, 2021, September 16, 2021, and November 12, 2021, putative stockholder derivative lawsuits were filed by Chang Kyum Kim, Mark Nevins and Employees Retirement System of the State of Rhode Island, North Collier Fire Control and Rescue District Firefighters Pension Plan, and Pembroke Pines Firefighters & Police Officers Pension Fund in The Court of Chancery of the State of Delaware on behalf of the Company against certain of its current and former officers and directors for breach of fiduciary duties, unjust enrichment and insider trading, each allegation related to the Company’s CDMO Manufacturing Capabilities. In addition to monetary damages, the complaints seek the implementation of multiple corporate governance and internal policy changes. On February 2, 2022, the cases were consolidated under the caption In re Emergent BioSolutions, Inc. Derivative Litigation, C.A. No. 2021-0974-MTZ with the institutional investors as co-lead plaintiffs. On March 4, 2022, the defendants’ filed their Motion to Dismiss the plaintiffs’ complaint. However, ruling on this motion is stayed pursuant to a March 29, 2022 Order staying all proceedings pending a final, non-appealable judgment in the Federal Securities Class Action.
On December 3, 2021, December 22, 2021 and January 18, 2022, putative stockholder derivative lawsuits were filed by Zachary Elton, Eric White and Jeffrey Reynolds in the Circuit Court for Montgomery County, Maryland on behalf of the Company against certain of its current and former officers and directors for breach of fiduciary duty, unjust enrichment, waste of corporate assets, failing to maintain internal controls, making or causing to be made false and/or misleading statements and material omissions, insider trading and otherwise violating the laws, each allegation related to the Company’s CDMO Manufacturing Capabilities. The complaints seek monetary and punitive damages. On February 22, 2022, the Court entered an order consolidating these actions under case number C-15-21-CV-000496. On March 9, 2022, the parties filed a Joint Stipulation of Stay of Proceedings and Discovery, pursuant to which the parties have agreed to stay all proceedings until thirty (30) calendar days after a ruling on defendants’ motion to dismiss filed in the Federal Securities Class Action. The Court approved the Joint Stipulation on March 14, 2022.
In addition to the above actions, the Company has received preliminary inquiries and subpoenas to produce documents related to these matters from Representative Carolyn Maloney and Representative Jim Clyburn, members of the House Committee on Oversight and Reform and the Select Subcommittee on the Coronavirus Crisis, Senator Murray of the Committee on Health, Education, Labor and Pensions, the Department of Justice, the SEC, the Maryland Attorney General’s Office, and the New York Attorney General’s Office. The Company is producing and has produced documents as required in response and will continue to cooperate with these government inquiries.
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

EMERGENT BIOSOLUTIONS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited, amounts in millions, except share and per share amounts)
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes and other financial information included elsewhere in this quarterly report on Form 10-Q and our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2021. Some of the information contained in this discussion and analysis or set forth elsewhere in this quarterly report on Form 10-Q, includes information with respect to our plans and strategy for our business and financing, as well as forward-looking statements that involve risks and uncertainties. You should carefully review the "Special Note Regarding Forward-Looking Statements" and "Risk Factors" sections of this quarterly report on Form 10-Q for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
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
Financial operations overview
Revenues
We generate product revenues from the sale of our marketed products and procured product candidates which include vaccines, therapeutics and devices which have been described above. The USG is the largest purchaser of our MCM products and primarily purchases our products for the SNS, a national repository of medical countermeasures including critical antibiotics, vaccines, chemical antidotes, antitoxins, and other critical medical supplies. The USG primarily purchases our products under long-term, firm fixed-price procurement contracts, generally with annual options. Our opioid overdose reversal product, NARCAN® Nasal Spray and our travel health products, Vivotif and Vaxchora, are sold commercially through wholesalers and distributors, physician-directed or standing order prescriptions at retail pharmacies, and to state and local community healthcare agencies, practitioners and hospitals.
We also generate revenue from our CDMO services provided at our established development and manufacturing infrastructure, technology platforms and expertise. Our services include a fully integrated molecule-to-market contract development and manufacturing services business offering across development services, drug substance and drug product for small to large pharmaceutical and biotechnology industry and government agencies/non-governmental organizations. From time to time, clients require suite reservations at our various manufacturing sites, which may be considered leases depending on the facts and circumstances.
We have received contracts and grants funding from the USG and other non-governmental organizations to perform research and development activities, particularly related to programs addressing certain CBRNE threats and EIDs.
Our revenue, operating results and profitability vary quarterly based on the timing of production and deliveries, the timing of manufacturing services performed and the nature of providing large scale bundles of products and services as needs arise. We expect continued variability in our quarterly financial statements.
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

EMERGENT BIOSOLUTIONS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited, amounts in millions, except share and per share amounts)
CDMO - The primary expenses that we incur to deliver our CDMO services consist of fixed and variable costs. We operate five facilities that perform manufacturing activities for CDMO services customers. We use the same manufacturing facilities and methods of production for our own products as well as for fulfillment of our CDMO service contracts. Our manufacturing process includes the production of bulk material and performing “fill/finish” work for containment and distribution of biological products. For “fill finish” customers, we receive work in process inventory to be prepared for distribution. When producing bulk material, we generally procure raw materials, manufacture the product and retain the risk of loss through the manufacturing and review process until delivery.
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
▪costs of CDMO services for clinical trial material; and
▪costs of materials and equipment used in clinical trials and research and development.
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
New accounting standards
For a discussion of new accounting standards please read Note 2, Basis of presentation and principles of consolidation, to our condensed consolidated financial statements included in this report.
Critical accounting policies and estimates
The preparation of our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S., requires us to make estimates, judgments and assumptions that may affect the reported amounts of assets, liabilities, equity, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis we evaluate our estimates, judgments and methodologies. We base our estimates on historical experience and on various other assumptions that we believe are reasonable, the results of which form the basis for making judgments about the carrying values of assets, liabilities and equity and the amount of revenues and expenses. Actual results may differ from these estimates. During the three months ended March 31, 2022, there have been no significant changes to our critical accounting policies and estimates contained in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC.

EMERGENT BIOSOLUTIONS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited, amounts in millions, except share and per share amounts)
Results of operations

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
Product sales net:
Anthrax vaccines	$103.6	$55.0	$48.6	88%
Nasal naloxone products	93.1	74.2	18.9	25%
ACAM2000	14.4	—	14.4	NM
Other product sales	26.0	8.7	17.3	NM
Total product sales, net	237.1	137.9	99.2	72%
Contract development and manufacturing:
Services	51.8	67.6	(15.8)	(23)%
Leases	9.0	116.2	(107.2)	(92)%
Total contract development and manufacturing	60.8	183.8	(123.0)	(67)%
Contracts and grants	9.6	21.3	(11.7)	(55)%
Total revenues	307.5	343.0	(35.5)	(10)%

Operating expenses:
Cost of product sales	80.3	52.6	27.7	53%
Cost of contract development and manufacturing	75.6	46.7	28.9	62%
Research and development	46.4	52.5	(6.1)	(12%)
Selling, general and administrative	84.8	80.9	3.9	5%
Amortization of intangible assets	14.0	14.9	(0.9)	(6%)
Total operating expenses	301.1	247.6	53.5	22%

Income (loss) from operations	6.4	95.4	(89.0)	(93%)

Other income (expense):
Interest expense	(8.2)	(8.5)	0.3	(4%)
Other, net	(2.0)	(1.7)	(0.3)	18%
Total other income (expense), net	(10.2)	(10.2)	—	—%

Income (loss) before income taxes	(3.8)	85.2	(89.0)	NM
Income taxes	0.1	(15.5)	15.6	NM
Net income (loss)	$(3.7)	$69.7	$(73.4)	NM

NM - Not meaningful

EMERGENT BIOSOLUTIONS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited, amounts in millions, except share and per share amounts)
Total revenues

$307.5
93.1
14.4
103.6
26.0
51.8
9.0
9.6
$343.0
74.2
—
55.0
8.7
67.6
116.2
21.3
Q1 '22
Q1 '21

Legend
Nasal naloxone products	CDMO services
ACAM2000	CDMO leases
Anthrax vaccines	Contracts and grants
Other product sales
Product sales, net
Anthrax vaccines
The increase in Anthrax vaccine sales for the three months ended March 31, 2022 was primarily due to an increase in the number of doses sold as a result of the timing of deliveries to the USG. The price per unit of Anthrax vaccines was largely consistent period over period. Anthrax vaccine product sales are made under annual purchase options exercised by the USG. Fluctuations in revenues result from the timing of the exercise of annual purchase options and the USG purchases and Company delivery of orders that follow.
Nasal naloxone products
The increase in Nasal naloxone product sales for the three months ended March 31, 2022 was driven by strong growth in unit sales of NARCAN Nasal Spray to U.S. public interest and Canadian customers, as well as from sales of the authorized generic product licensed to Sandoz which launched in December 2021. These increases are offset by a decrease in unit sales of NARCAN Nasal Spray in the U.S. commercial retail market.
ACAM2000
The increase in ACAM2000 sales for the three months ended March 31, 2022 was due to international sales.
Other product sales
Other product sales for the three months ended March 31, 2022 was due to sales of VIGIV driven by timing of deliveries to the SNS and to sales of Anthrasil driven by timing of deliveries to international customers.
CDMO
Services
The decrease in CDMO services revenue for the three months ended March 31, 2022 of $15.8 million is largely due to the Company's decision to initiate maintenance and other modification-related work at the Bayview facility which resulted in minimal manufacturing activities during the quarter. The decline in revenues at Bayview was offset by an increase in manufacturing activities at the Company's Camden and Winnipeg sites to support drug substance and drug product manufacturing for customers products and product candidates.
Leases
The decreased CDMO lease revenue during the three months ended March 31, 2022 was primarily due to a reduction of $97.5 million associated with the termination of our COVID-19 development public-private partnership with BARDA in November 2021.
Contracts and grants
Contracts and grants revenue for the three months ended March 31, 2022 decreased as compared to the three months ended March 31, 2021 largely due BARDA's termination of the Center of Innovation and Advanced Development and Manufacturing agreement in November 2021 as well as decreases in development activities associated with various other externally funded research and development projects.

EMERGENT BIOSOLUTIONS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited, amounts in millions, except share and per share amounts)
Cost of product sales

Cost of product sales
●	Gross profit margin for Product segment
Cost of product sales increased for the three months ended March 31, 2022, largely due to an increase in product sales. The increase in gross profit margin for the Product segment for the three months ended March 31, 2022 is largely due to product revenue mix which was weighted more heavily to higher margin products.
Cost of CDMO

Cost of CDMO services
●	Gross profit margin for Services segment
Cost of CDMO increased for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 due to an increase in costs at the Company's Bayview facility due to professional services costs. Additionally, the costs of CDMO increased at the Camden and Winnipeg sites due to an increase in manufacturing activities. The decrease in gross profit margin for the Services segment was also impacted by the termination of BARDA lease in November 2021.
Research and development expenses (Gross and Net)

Research and development expense
●	Research and development expense, net of contracts and grants revenue
Research and development expense for the three months ended March 31, 2022 decreased largely due to a decline in spending for the Company's COVID therapeutic product candidates partially offset by an increase in costs associated with the Company's Phase 3 study of our chikungunya virus-like particle vaccine candidate.
Selling, general and administrative expenses

EMERGENT BIOSOLUTIONS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited, amounts in millions, except share and per share amounts)

Selling, general and administrative expenses
●	SG&A as a percentage of total revenue
Selling, general and administrative expenses for the three months ended March 31, 2022 increased due to higher professional services in support of the Company's business operations and to the timing of and level of activity related to defending and supporting the Company's corporate reputation.
Amortization of intangible assets

Amortization expense
Amortization of intangible assets and the composition of intangible assets amortized during the three months ended March 31, 2022 were consistent with the three months ended March 31, 2021.
Other income (expense), net

Interest expense
Other income (expense)
Total other income (expense), net was consistent during the three months ended March 31, 2022 when compared with the three months ended March 31, 2021.
Income tax (benefit) expense

Income tax (benefit) expense
●	Effective tax rate
During the three months ended March 31, 2022 and 2021, the estimated effective annual tax rates were 25% and 27%, respectively. The actual effective tax rates includes the impact of discrete tax expense (benefit) during the three months ended March 31, 2022 and 2021 of $0.4 million and $(6.6) million, respectively. Income taxes decreased during the periods largely due to the decline in the (loss) income before income taxes.

EMERGENT BIOSOLUTIONS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited, amounts in millions, except share and per share amounts)
Financial condition, liquidity and capital resources
Our financial condition is summarized as follows:

	March 31, 2022	December 31, 2021	Change %
Financial assets:
Cash and cash equivalents	$435.8	$576.1	(24)%

Borrowings:
Debt, current portion	31.6	31.6	—%
Debt, net of current portion	801.5	809.4	(1)%
Total borrowings	833.1	841.0	(1)%

Working capital:
Current assets	1,100.3	1,272.1	(14)%
Current liabilities	249.2	373.8	(33)%
Total working capital	$851.1	$898.3	(5)%
Sources of liquidity
We have historically financed our operating and capital expenditures through cash on hand, cash from operations, debt financing and contracts and grants development funding. We also obtain financing from the sale of our common stock upon exercise of stock options. We have operated profitably for each of the last five annual fiscal years through the period ended December 31, 2021. As of March 31, 2022, we had unrestricted cash and cash equivalents of $435.8 million and capacity under our revolving credit facility of $597.8 million. As of March 31, 2022, we believe that we have sufficient liquidity to fund our operations over the next 12 months.
Cash flows
The following table provides information regarding our cash flows for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Net cash provided by (used in):
Operating activities	$(37.3)	$5.1
Investing activities	(32.2)	(56.1)
Financing activities	(70.5)	(22.2)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(0.3)	(0.3)
Net change in cash, cash equivalents and restricted cash	$(140.3)	$(73.5)
Operating activities
Net cash used in operating activities of $37.3 million for the three months ended March 31, 2022 was due to net income excluding non-cash items of $41.1 million offset by negative working capital changes of $78.4 million due to an increase in payments of accrued expenses and other liabilities, compensation and an accumulation of inventory offset by collections on receivables.
Net cash provided by operating activities of $5.1 million for the three months ended March 31, 2021 was due to net income excluding non-cash items of
$112.8 million offset by working capital changes of $107.7 million.
The decrease of $42.4 million from cash provided by operating activities of $5.1 million to cash used in operating activities of $37.3 million is due to a decline in net income excluding non-cash items of $71.7 million offset by a decline in negative impacts from working capital changes of $29.3 million.

EMERGENT BIOSOLUTIONS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited, amounts in millions, except share and per share amounts)
Investing activities
Net cash used in investing activities relates to purchases of property, plant and equipment and was $32.2 million and $56.1 million for the three months ended March 31, 2022 and 2021, respectively. The cash used in investing activities decreased during the three months ended March 31, 2022 largely due to decreased infrastructure investment as projects to increase capacity and capabilities at our Rockville facility is nearing completion.
Financing activities
Net cash used in financing activities of $70.5 million for the three months ended March 31, 2022 was primarily due to repurchases of stock of $57.5 million and payments on debt of $8.5 million.
Net cash used in financing activities of $22.2 million for the three months ended March 31, 2021 was primarily due to payments on debt of $16.2 million and net payments related to employee share-based compensation activity of $5.3 million.
The increase of $48.3 million of cash used in financing activities is largely due to an increase in cash used for repurchases of stock of $57.5 million offset by a decline in debt payments of $7.7 million.
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
▪the extent to which we repurchase additional shares of our common stock under our current share repurchase program and;
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

EMERGENT BIOSOLUTIONS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited, amounts in millions, except share and per share amounts)
Unused credit capacity
Available room under the revolving credit facility for the periods ended March 31, 2022 and December 31, 2021 was:

Total Capacity	Outstanding Letters of Credit	Outstanding Indebtedness on Revolving Credit Facility	Unused Capacity
	March 31, 2022
$600.0	2.2	—	$597.8
	December 31, 2021
$600.0	2.3	—	$597.7

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
Interest rate risk
We have debt with a mix of fixed and variable rates of interest. Floating rate debt carries interest based generally on the eurocurrency rate, as defined in our Amended Credit Agreement, plus an applicable margin. We manage the impact of interest rate changes on our variable debt through derivative interest rate swap arrangements. Increases in interest rates could result in an increase in interest payments for debt that we have not hedged through our interest rate swap arrangements. See Note 9, Debt, to the Notes of our condensed consolidated financial statements included in this 2022 Quarterly Report under the caption Item 1, "Financial Statements.”
We have assessed our exposure to changes in interest rates by analyzing the sensitivity to our operating results assuming various changes in market interest rates. A hypothetical increase of one percentage point in the eurocurrency rate as of March 31, 2022 would increase our interest expense by approximately $0.4 million annually.
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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in internal control over financial reporting
There have been no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See "Item 1 of Part I, “Financial Statements — Notes to condensed consolidated financial statements — Note 15, Commitments and contingencies.”

EMERGENT BIOSOLUTIONS INC.
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
•Disruption at, damage to or destruction of our development and/or manufacturing facilities and supply chain, including lower availability of plasma, may impede our ability to manufacture our products, as well as deliver our CDMO services.
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
Due to numerous factors, the COVID-19 coronavirus pandemic could have a material adverse impact on our business, results of operations and financial performance, including:
•Changes in government priorities resulting from the pandemic and continuing supply chain shortages could impact our overall business.
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

EMERGENT BIOSOLUTIONS INC.
•NARCAN is currently subject to generic competition and may be subject to additional branded and generic competition and state laws often mandate the dispensing of generic products rather than branded products where a generic version is available.
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
•If third parties upon which we rely to conduct many of our clinical trials and other work do not perform as contractually required or as expected, we may not be able to obtain regulatory approval for or commercialize our product candidates or honor customer obligations.
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

EMERGENT BIOSOLUTIONS INC.
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
We also recently completed the rolling submission of a BLA filing with the FDA related to AV7909 and expect feedback from FDA within 60 days from the latest filing as to whether or not the application has been accepted. There can be no guarantee that our submission will be accepted or approved by the FDA. The FDA may decide that our initial data are insufficient and require additional pre-clinical, clinical or other studies. If we are unsuccessful in obtaining FDA licensure, in a timely manner or at all, we may not be able to realize the full potential value of the contract, which could have a material adverse effect on our future business, financial condition, operating results and cash flows. Furthermore, prior to FDA licensure, if we obtain an EUA, the EUA could be terminated if the emergency determination underlying the EUA terminates.
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

EMERGENT BIOSOLUTIONS INC.
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

EMERGENT BIOSOLUTIONS INC.
Our current procurement contracts with HHS and DoD are generally fixed price contracts. We expect that additional future procurement contracts we successfully secure with the USG would likely also be fixed price contracts. Under a fixed price contract, we are required to deliver our products at a fixed price regardless of the actual costs we incur. Estimating costs that are related to performance in accordance with contract specifications is difficult, particularly where the period of performance is over several years and when factoring in higher levels of inflation we are currently experiencing. Our failure to anticipate technical problems, estimate costs accurately or control costs during performance of a fixed price contract could reduce the profitability of such a contract or cause a loss, which could harm our operating results and materially reduce our net income.
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
MANUFACTURING RISKS
An inability to maintain manufacturing compliance at our manufacturing facilities could adversely affect our business, financial condition, operating results and cash flows.
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
Any interruptions in our manufacturing operations could result in our inability to produce products and product candidates for delivery to satisfy the demands of our customers in a timely manner, which would reduce our revenues and materially harm our business, financial condition, operating results and cash flows. A number of factors could cause interruptions, including:
•equipment malfunctions or failures;
•technology malfunctions;
•cyber-attacks;
•ongoing supply chain interruptions from the COVID-19 pandemic, including lower available plasma levels caused by the pandemic (which has the potential to impact our plasma-based products);
•work stoppages or slowdowns due to the potential resurgence of new COVID-19 variants;
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
The majority of our products and product candidates are biologics. Manufacturing biologics, especially in large quantities, is complex. The products must be made consistently and in compliance with a clearly-defined manufacturing process. Problems during manufacturing may arise for a variety of reasons, including problems with raw materials, equipment malfunction and failure to follow specific protocols and procedures. Slight deviations anywhere in the manufacturing process, including obtaining materials, maintaining master seed or cell banks and preventing genetic drift, seed or cell growth, fermentation, contamination including from particulates among other things, filtration, filling, labeling, packaging, storage and shipping, potency and stability issues and other quality control testing, may result in lot failures or manufacturing shut-downs, delays in the release of lots, product recalls, spoilage or regulatory action. Such deviations may require us to revise manufacturing processes or change manufacturers. Additionally, as our equipment ages, it will need to be replaced, which has the potential to result in similar consequences. Success rates can also vary dramatically at different stages of the manufacturing process, which can reduce yields and increase costs. From time to time, we may experience deviations in the manufacturing process that may take significant time and resources to resolve and, if unresolved, may affect manufacturing output and could cause us to fail to satisfy customer orders or contractual commitments, lead to a termination of one or more of our contracts, lead to delays in our clinical trials, result in litigation or regulatory action against us, including the issuance of Forms FDA 483, warning letters and other restrictions on the marketing or manufacturing of a product, or cause the FDA to cease releasing product until the deviations are explained and corrected, any of which could be costly to us, damage our reputation and negatively impact our business. For example, in April 2021, we temporarily stopped manufacturing bulk drug substance material for Johnson & Johnson’s COVID-19 vaccine at our

EMERGENT BIOSOLUTIONS INC.
Baltimore Bayview facility after issues were identified in a viral vaccine drug substance batch.
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
In addition, we may not be able to ramp up our manufacturing processes to meet the rapidly changing demand or specifications of our customers on the desired timeframe, if at all. For example, we have not previously had to ramp our organization for a commercial launch of any product or manufacture any product for our CDMO customers at the pace required to address treatments related to COVID-19 and doing so in a pandemic environment with an urgent, critical global need creates unique manufacturing challenges, challenges related to distribution channels, and the need to establish teams of people with the relevant skills. Our inability to ramp up manufacturing to meet the demand or specifications of our customers or the inability to timely obtain regulatory authorization to produce the products or product candidates of our customers could also harm our business, financial condition, operating results and cash flows.
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

EMERGENT BIOSOLUTIONS INC.
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

EMERGENT BIOSOLUTIONS INC.
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
Our business, operations and financial condition and results have been and may continue to be impacted by the COVID-19 pandemic to varying degrees. The pandemic has presented a number of risks and challenges for our business, including, among others, prior government-mandated work-from-home or shelter-in-place orders; manufacturing disruptions and delays, including at our Baltimore Bayview facility, supply chain interruptions or delays, including challenges related to reliance on third-party suppliers; disruptions to pipeline development and clinical trials and decreased product demand for our travel health vaccines due to the significant reduction in international travel. Additional travel restrictions and other governmental measures may result in further disruptions or continued delays in delivery of supplies by our third-party contractors and suppliers.
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
The COVID-19 pandemic continues to rapidly evolve. The extent to which the pandemic and new variants of COVID-19 may further negatively impact our

EMERGENT BIOSOLUTIONS INC.
business, affect the supply chain, disrupt key clinical trials, divert government funding away from our primary procured products and product candidates due to changes in government priorities and potential delays in the delivery of products to our customers will depend on future developments, which are highly uncertain. The ultimate geographic spread of COVID-19 and new variants of the disease, the duration of the pandemic, further travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease cannot be predicted with certainty.
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
None of the COVID-19-related product candidates we develop and manufacture have yet to receive full regulatory approval from any regulatory authority, although some are being offered and sold pursuant to an EUA from the FDA or the equivalent authorization from non-U.S. regulatory authorities. Should the facilities producing these product candidates be denied an EUA or one or more of these COVID-19-related product candidates be denied an EUA (or equivalent) or be denied full regulatory approval by the FDA or other major non-U.S. regulatory authority, the demand for such product candidates could decrease significantly and therefore decrease customer orders for additional CDMO services for such product candidates. Additionally, the need for continued manufacture and supply of vaccines (including potential “booster” doses) and therapies to address the COVID-19 pandemic, including new and developing variants of COVID-19, is highly uncertain and subject to various political, economic, regulatory and other factors that are outside of our control. For example, Johnson and Johnson recently suspended its COVID-19 vaccine sales guidance due to global supply surplus and demand uncertainty. Should the United States or other major regions worldwide determine that additional manufacturing of COVID-19 vaccines, boosters, or therapies is no longer necessary, or necessary to a lesser degree, it could adversely affect our revenue and financial condition and our ability to grow our CDMO business in the near term. In addition, highly-public political and social debates relating to the need for, efficacy of, or side effects related to one or more specific COVID-19 vaccines could contribute to changes in public perception of COVID-19 vaccines manufactured by us, which could decrease demand for a COVID-19 related product candidate we develop or manufacture (in whole or in part).
The impact of working remotely may increase our cybersecurity risk profile and potentially impact productivity if there is a resurgence in COVID-19 variants.
One of the significant areas of impact of COVID-19 on our business has been a shift in company policy to hybrid work arrangements. We have recently implemented a hybrid work model through which our administrative workforce may choose a mixture of in-office and remote work, continue to work entirely on a remote basis or return to the office full time. Although we have allowed all employees to return to the office, a significant number of administrative employees have chosen to continue to work remotely either on a part-time or full-time basis. Working remotely could increase our cybersecurity risk, create data accessibility concerns, and make us more susceptible to communication disruptions, any of which could adversely impact our business operations. In addition, our on-site staff conducting R&D may not be able to access our laboratories if government-mandated lockdowns return, due to a resurgence in COVID-19 variants and new state and local restrictions.
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
As a manufacturer and supplier of MCMs to the USG addressing PHTs, we must comply with numerous laws and regulations relating to the procurement, formation, administration and performance of government contracts. These laws and regulations govern how we transact business with our government clients and, in some instances, impose additional costs and related obligations on our business operations. Our status as a USG contractor means that we are subject to various statutes and regulations, including:
•the Federal Acquisition Regulation (FAR) and agency-specific regulations supplemental to FAR, which comprehensively regulate the award, formation, administration, and performance of government contracts;

EMERGENT BIOSOLUTIONS INC.
•the Defense Federal Acquisition Regulations (DFARs) and agency-specific regulations supplemental to DFARs, which comprehensively regulate the award, formation, administration, and performance of DoD government contracts;
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

EMERGENT BIOSOLUTIONS INC.
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

EMERGENT BIOSOLUTIONS INC.
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

EMERGENT BIOSOLUTIONS INC.
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

EMERGENT BIOSOLUTIONS INC.
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

EMERGENT BIOSOLUTIONS INC.
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

EMERGENT BIOSOLUTIONS INC.
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

EMERGENT BIOSOLUTIONS INC.
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

EMERGENT BIOSOLUTIONS INC.
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

EMERGENT BIOSOLUTIONS INC.
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

EMERGENT BIOSOLUTIONS INC.
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
Sales of generic versions of NARCAN at prices lower than our branded product, including the generic version issued through our partnership with Sandoz, or the version provided at no cost by Teva, have the potential to erode our sales and could impact our product revenue related to NARCAN. For example, certain U.S. state laws allow for, and in some instances in the absence of specific instructions from the prescribing physician, mandate the dispensing of generic products rather than branded products where a generic version is available. In addition, in January 2019, the FDA released new proposed template Drug Facts Labels to assist sponsors of investigational naloxone nasal sprays and auto-injectors seeking

EMERGENT BIOSOLUTIONS INC.
approval from the FDA for over-the-counter naloxone products.
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

EMERGENT BIOSOLUTIONS INC.
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

EMERGENT BIOSOLUTIONS INC.
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
For example, multiple purported class action lawsuits have been filed against us and certain of our current and former senior officers in the United States District Court for the District of Maryland seeking unspecified damages on behalf of a putative class of persons who purchased or otherwise acquired shares of our common stock during various date ranges. The complaints allege, among other things, that we made materially false and misleading statements regarding our procedures and quality controls relating to vaccine production, in violation of federal securities laws. As another example, multiple stockholder derivative lawsuits were filed in The Court of Chancery of the State of Delaware and the United States District Court for the District of Maryland on behalf of the Company against certain current and former officers and directors for breach of fiduciary duties, waste of corporate assets, unjust enrichment and insider trading, each allegation related to the Company’s capabilities to manufacture COVID-19 vaccine bulk drug substance. In addition to monetary damages, the complaints seek the implementation of multiple corporate governance and internal policy changes.

EMERGENT BIOSOLUTIONS INC.
In addition, we have received inquiries and subpoenas to produce documents from Representative Carolyn Maloney and Representative Jim Clyburn, members of the House Committee on Oversight and Reform and the Select Subcommittee on the Coronavirus Crisis, Senator Murray of the Committee on Health, Education, Labor and Pensions, the Financial Industry Regulatory Authority, the Department of Justice), the SEC, the Maryland Attorney General’s Office, and the New York Attorney General’s Office. We are producing and have produced documents as required in response and will continue to cooperate with these government inquiries.
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

EMERGENT BIOSOLUTIONS INC.
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
One measure of protection against such lawsuits is coverage under the PREP Act, which was signed into law in December 2005. The PREP Act creates liability protection for manufacturers of biodefense countermeasures when the Secretary of HHS issues a declaration for their manufacture, administration or use. A PREP Act declaration is meant to provide liability protection from all claims under federal or state law for loss arising out of the administration or use of a covered countermeasure under a government contract. The Secretary of HHS has issued PREP Act declarations identifying certain of our products, namely BioThrax, ACAM2000, raxibacumab, Anthrasil, BAT and VIGIV, as covered countermeasures, which expire on December 31, 2022. Manufacturers are not entitled to protection under the PREP Act in cases of willful misconduct or for cases brought in non-U.S. tribunals or under non-U.S. law. We cannot predict whether the Secretary of HHS will renew the declarations when they expire, whether Congress will fund the relevant PREP Act compensation programs, or whether the necessary prerequisites for immunity would be triggered with respect to our products or product candidates.
Additionally, BioThrax and RSDL have been certified as anti-terrorism products under the SAFETY Act and applications for continued coverage under the SAFETY Act are currently pending. The SAFETY Act creates product liability limitations for qualifying anti-terrorism technologies for claims arising from or related to an act of terrorism. Although we have been entitled to the benefits of the SAFETY Act for BioThrax and RSDL, such benefits may not be renewed and even if they are renewed, the SAFETY Act may not provide adequate protection from claims made against us.
If we cannot successfully defend ourselves against future claims that our products or product candidates caused injuries and if we are not entitled to indemnity by the USG, or the USG does not honor its obligations to us under the PREP Act or SAFETY Act, where applicable, or if the liability protections under the PREP Act and SAFETY Act, if applicable, are not adequate to cover all claims, we may incur substantial liabilities. Regardless of merit or eventual outcome, product liability claims may result in:
•decreased demand or withdrawal of a product;
•injury to our reputation;
•withdrawal of clinical trial participants;
•costs to defend the related litigation;
•substantial monetary awards to trial participants or patients;
•loss of revenue; and
•an inability to commercialize products that we may develop.
The amount of insurance that we currently hold may not be adequate to cover all liabilities that we may incur. Further product liability insurance may be difficult and expensive to obtain. We may not be able to maintain insurance coverage at a reasonable cost and we may not be able to obtain insurance coverage that will be adequate to satisfy all potential liabilities. For example, we may not have sufficient insurance against potential liabilities associated with a possible large-scale deployment of BioThrax as a countermeasure to a bioterrorism threat. We rely on PREP Act protection for BioThrax, raxibacumab, ACAM2000, Anthrasil, BAT and VIGIV, and possible continuation of SAFETY Act protection for BioThrax and RSDL in addition to our insurance coverage to help mitigate our product liability exposure for these products. Additionally, potential product liability claims related to our commercial products, including NARCAN, Vivotif and Vaxchora, may be made by patients, health care providers or others who sell or consume these products. Such claims may be made even with respect to those products that possess regulatory approval for commercial sale. Claims or losses in excess of our product liability insurance coverage could have a material adverse effect on our business, financial condition, operating results and cash flows.
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
The Senior Secured Credit Facilities include a $450 million Term Loan Facility which had an outstanding principal balance was $388.1 million as of March 31, 2022 and the ability to borrow up to $600 million under our Revolving Credit Facility, of which we had no outstanding borrowings as of March 31, 2022. On August 7, 2020, we completed an offering of $450 million aggregate principal amount of Senior Unsecured Notes, of which $353 million of the net proceeds were used to pay down our Revolving Credit Facility. We may also seek additional debt financing to support our ongoing activities or to provide additional financial flexibility. Debt financing can have significant adverse consequences for our business, including:
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
•the extent to which we repurchase additional shares of common stock under our current share repurchase program; and
•the costs of commercialization activities, including product marketing, sales and distribution.
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

EMERGENT BIOSOLUTIONS INC.
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
On December 31, 2021, the International Exchange (ICE) Benchmark Association, which administrates LIBOR, ceased (i) entering into new contracts that use LIBOR as a reference rate and (ii) publication of two LIBOR rates (one-week and two-month) and announced that the remaining LIBOR rates (overnight, one-month, three-month, six-month and 12-month) will be retired on June 30, 2023. It is unclear if LIBOR will cease to exist at that time or if new methods of calculating LIBOR will be established such that it continues to exist after 2023. We have certain financial contracts, including the amended credit agreement related to our Senior Secured Credit

EMERGENT BIOSOLUTIONS INC.
Facilities and our interest rate swaps, that are indexed to LIBOR. Changes in the method of determining LIBOR, or the replacement of LIBOR with an alternative reference rate, may adversely affect interest rates on our current or future indebtedness. Any transition process may involve, among other things, increased volatility or illiquidity in markets for instruments that rely on LIBOR, reductions in the value of certain instruments or the effectiveness of related transactions such as hedges, increased borrowing costs, uncertainty under applicable documentation, or difficult and costly consent processes. The transition away from LIBOR may result in increased expenses, may impair our ability to refinance our indebtedness or hedge our exposure to floating rate instruments, or may result in difficulties, complications or delays in connection with future financing efforts, any of which could adversely affect our financial condition and results of operations.
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

EMERGENT BIOSOLUTIONS INC.
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

EMERGENT BIOSOLUTIONS INC.
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
Our stock price has been, and is likely to continue to be, volatile. The market price of our common stock could fluctuate significantly for many reasons, including in response to the risks described in this “Risk Factors” section, or for reasons unrelated to our operations, such as reports by industry analysts, investor perceptions or negative announcements by our customers, competitors or suppliers regarding their own performance, as well as industry conditions and general financial, economic and political instability. From November 15, 2006, when our common stock first began trading on the New York Stock Exchange, through April 22, 2022, our common stock has traded as high as $137.61 per share and as low as $4.17 per share. Due to fears associated with current world events, current historically high levels of inflation and the possible resurgence of COVID-19, the stock market has been experiencing extreme volatility and the market for biopharmaceutical companies has generally experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price of our common stock may be influenced by many factors, including, among others:
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

EMERGENT BIOSOLUTIONS INC.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent sales of unregistered securities
Not applicable.
Use of proceeds
Not applicable.
Purchases of equity securities
Share repurchase program
The table below presents information regarding shares of our common stock that we repurchased during the quarter ended March 31, 2022.

Issuer Purchases of Equity Securities
Periods	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 2022	763,868	$48.92	763,868
February 2022	—	—	—
March 2022	360,000	$41.15	360,000
Total	1,123,868		3,758,666	$85,321,033
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
10.1#†
Modification No. 27, effective March 31, 2022, to the Solicitation/Contract/Order for Commercial Items (the CDC BioThrax Procurement Contract), effective December 8, 2016, from the Centers for Disease Control and Prevention to Emergent Biodefense Operations Lansing LLC.

10.2†*	Form of 2022-2024 Performance-Based Stock Unit Award Agreement (incorporated by reference to Exhibit 10 to Current Report on Form 8-K filed on February 22, 2022).
10.3#*	Consulting Agreement, dated as of March 18, 2022 and effective as of April 1, 2022, by and between Emergent BioSolutions Inc. and Fuad El-Hibri.
31.1 #	Certification of the Chief Executive Officer, pursuant to Exchange Act Rule 13a-14(a).
31.2 #	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).
32.1 #	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 #	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 #
The following financial information related to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statement of Changes in Stockholders' Equity; and (vi) the related Notes to the Condensed Consolidated Financial Statements.

104 #	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101.
#    Filed herewith.
*    Management contract or compensatory plan or arrangement.
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

EMERGENT BIOSOLUTIONS INC.

By: /s/ROBERT G. KRAMER Robert G. Kramer President, Chief Executive Officer and Director (Principal Executive Officer)

Date: April 28, 2022

By: /s/RICHARD S. LINDAHL Richard S. Lindahl Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Date: April 28, 2022