Form 10-Q
period 2022-06-30
Emergent BioSolutions Inc.
filed 2022-08-02
CIK 1367644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
(240) 631-3200
(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act
Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, Par Value $0.001 per share	EBS	New York Stock Exchange
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 26, 2022 the registrant had 49,861,509 shares of common stock outstanding.

Emergent BioSolutions Inc.
Form 10-Q
For the Fiscal Quarter Ended June 30, 2022

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
▪our ability to meet our commitments to quality and manufacturing compliance at our manufacturing facilities;
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
▪our ability to collect reimbursement for raw materials and payment of services fees from Janssen Pharmaceuticals, Inc. or other CDMO customers
▪the outcomes associated with pending shareholder litigation and government investigations and their potential impact on our business;
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

ITEM 1. FINANCIAL STATEMENTS
Emergent BioSolutions Inc.
Condensed Consolidated Balance Sheets
(in millions, except per share amounts)

	June 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$358.1	$576.1
Restricted cash	0.2	0.2
Accounts receivable, net	175.0	274.7
Inventories, net	425.5	350.8
Prepaid expenses and other current assets	125.4	70.3
Total current assets	1,084.2	1,272.1

Property, plant and equipment, net	798.4	800.1
Intangible assets, net	576.6	604.6
Goodwill	224.9	224.9
Other assets	51.3	57.3
Total assets	$2,735.4	$2,959.0

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$106.2	$128.9
Accrued expenses	40.3	51.7
Accrued compensation	74.4	88.7
Debt, current portion	31.6	31.6
Other current liabilities	24.2	72.9
Total current liabilities	276.7	373.8

Debt, net of current portion	793.6	809.4
Deferred tax liability	93.4	94.9
Other liabilities	58.5	61.9
Total liabilities	1,222.2	1,340.0

Stockholders' equity:
Preferred stock, $0.001 par value; 15.0 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value; 200.0 shares authorized, 55.5 and 55.1 shares issued; 49.9 and 51.3 shares outstanding, respectively	0.1	0.1
Treasury stock, at cost, 5.6 and 3.8 common shares, respectively	(227.7)	(152.2)
Additional paid-in capital	849.2	829.4
Accumulated other comprehensive loss, net	(6.1)	(16.1)
Retained earnings	897.7	957.8
Total stockholders' equity	1,513.2	1,619.0
Total liabilities and stockholders' equity	$2,735.4	$2,959.0
See accompanying notes.

Emergent BioSolutions Inc.
Condensed Consolidated Statements of Operations
(unaudited, in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Product sales, net	$237.2	$181.2	$474.3	$319.1
Contract development and manufacturing:
Services	2.7	103.6	54.5	171.2
Leases	(4.5)	87.3	4.5	203.5
Total contract development and manufacturing	(1.8)	190.9	59.0	374.7
Contracts and grants	7.3	25.4	16.9	46.7
Total revenues	242.7	397.5	550.2	740.5

Operating expenses:
Cost of product sales	91.0	81.2	171.3	133.8
Cost of contract development and manufacturing	78.8	146.6	154.4	193.3
Research and development	49.8	48.9	96.2	101.4
Selling, general and administrative	81.1	91.2	165.9	172.1
Amortization of intangible assets	14.0	15.1	28.0	30.0
Total operating expenses	314.7	383.0	615.8	630.6

Income (loss) from operations	(72.0)	14.5	(65.6)	109.9

Other income (expense):
Interest expense	(7.8)	(8.6)	(16.0)	(17.1)
Other, net	(3.0)	1.3	(5.0)	(0.4)
Total other income (expense), net	(10.8)	(7.3)	(21.0)	(17.5)

Income (loss) before income taxes	(82.8)	7.2	(86.6)	92.4
Income taxes	26.4	(2.6)	26.5	(18.1)
Net income (loss)	$(56.4)	$4.6	$(60.1)	$74.3

Net income (loss) per common share
Basic	$(1.13)	$0.09	$(1.19)	$1.40
Diluted	$(1.13)	$0.09	$(1.19)	$1.37

Shares used in computing net income (loss) per common share
Basic	50.0	53.6	50.3	53.5
Diluted	50.0	54.0	50.3	54.3
See accompanying notes.

Emergent BioSolutions Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited, in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss)	$(56.4)	$4.6	$(60.1)	$74.3
Other comprehensive income (loss), net of tax:
Foreign currency translation	0.4	0.5	0.9	(1.7)
Unrealized gains (losses) on hedging activities	2.8	1.5	9.1	4.6
Total other comprehensive income (loss), net of tax	3.2	2.0	10.0	2.9
Comprehensive income (loss), net of tax	$(53.2)	$6.6	$(50.1)	$77.2
See accompanying notes.

Emergent BioSolutions Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited, in millions)

	Six Months Ended June 30,
	2022	2021
Cash flows used in operating activities:
Net income (loss)	$(60.1)	$74.3
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Share-based compensation expense	22.2	21.9
Depreciation and amortization	75.4	61.9
Change in fair value of contingent consideration, net	1.8	1.7
Amortization of deferred financing costs	2.0	2.0
Deferred income taxes	2.6	(3.2)
Other	2.2	2.0
Changes in operating assets and liabilities:
Accounts receivable	97.7	(34.7)
Inventories	(75.5)	(79.7)
Prepaid expenses and other assets	(19.4)	(2.4)
Accounts payable	(7.6)	8.0
Accrued expenses and other liabilities	(82.8)	(55.4)
Accrued compensation	(14.1)	(21.4)
Contract liabilities	2.7	0.4
Net cash used in operating activities:	(52.9)	(24.6)
Cash flows used in investing activities:
Purchases of property, plant and equipment	(64.3)	(123.1)
Net cash used in investing activities:	(64.3)	(123.1)
Cash flows used in financing activities:
Purchases of treasury stock	(81.9)	—
Principal payments on term loan facility	(16.9)	(11.3)
Principal payments on convertible senior notes	—	(10.6)
Proceeds from share-based compensation activity	3.0	10.0
Taxes paid for share-based compensation activity	(5.4)	(13.0)
Contingent consideration payments	—	(1.1)
Net cash used in financing activities:	(101.2)	(26.0)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	0.4	(0.1)
Net change in cash, cash equivalents and restricted cash	(218.0)	(173.8)
Cash, cash equivalents and restricted cash at beginning of period	576.3	621.5
Cash, cash equivalents and restricted cash at end of period	$358.3	$447.7
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$14.8	$15.5
Cash paid during the period for income taxes	$20.0	$50.3
Supplemental information on non-cash investing and financing activities:
Purchases of property, plant and equipment unpaid at period end	$7.3	$31.7
Reconciliation of cash and cash equivalents and restricted cash at June 30, 2022 and December 31, 2021:
Cash and cash equivalents	$358.1	$576.1
Restricted cash	0.2	0.2
Total	$358.3	$576.3
See accompanying notes.

Emergent BioSolutions Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity
(unaudited, in millions)

	$0.001 Par Value Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount

Balance at December 31, 2021	55.1	$0.1	(3.8)	$(152.2)	$829.4	$(16.1)	$957.8	$1,619.0
Share-based compensation activity	0.4	—	—	—	19.8	—	—	19.8
Net loss	—	—	—	—	—	—	(60.1)	(60.1)
Repurchases of stock	—	—	(1.8)	(75.5)	—	—	—	(75.5)
Other comprehensive income, net of tax	—	—	—	—	—	10.0	—	10.0
Balance at June 30, 2022	55.5	$0.1	(5.6)	$(227.7)	$849.2	$(6.1)	$897.7	$1,513.2

Balance at March 31, 2022	55.3	$0.1	(4.9)	$(204.4)	$834.8	$(9.3)	$954.1	$1,575.3
Share-based compensation activity	0.2	—	—	—	14.4	—	—	14.4
Net loss	—	—	—	—	—	—	(56.4)	(56.4)
Repurchases of stock	—	—	(0.7)	(23.3)	—	—	—	(23.3)
Other comprehensive income, net of tax	—	—	—	—	—	3.2	—	3.2
Balance at June 30, 2022	55.5	$0.1	(5.6)	$(227.7)	$849.2	$(6.1)	$897.7	$1,513.2

Balance at December 31, 2020	54.3	$0.1	(1.2)	$(39.6)	$784.9	$(25.3)	$726.9	$1,447.0
Share-based compensation activity	0.6	—	—	—	19.5	—	—	19.5
Net income	—	—	—	—	—	—	74.3	74.3
Other comprehensive income, net of tax	—	—	—	—	—	2.9	—	2.9
Balance at June 30, 2021	54.9	$0.1	(1.2)	$(39.6)	$804.4	$(22.4)	$801.2	$1,543.7

Balance at March 31, 2021	54.8	$0.1	(1.2)	$(39.6)	$790.1	$(24.4)	$796.6	$1,522.8
Share-based compensation activity	0.1	—	—	—	14.3	—	—	14.3
Net income	—	—	—	—	—	—	4.6	4.6
Other comprehensive income, net of tax	—	—	—	—	—	2.0	—	2.0
Balance at June 30, 2021	54.9	$0.1	(1.2)	$(39.6)	$804.4	$(22.4)	$801.2	$1,543.7
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
The Company is focused on the following five distinct PHT categories: chemical, biological, radiological, nuclear and explosives (CBRNE); emerging infectious diseases (EID); travel health; emerging health crises; and acute/emergency care. The Company has a product portfolio of eleven products (vaccines, therapeutics and drug-device combination products) that contribute a substantial portion of its revenue. The Company has one product candidate that is procured under special circumstances by the U.S. government (USG), although it is not approved by the U.S. Food and Drug Administration (FDA). The Company structures the business with a focus on markets and customers. As such, the key components of the business structure include a Government - Medical Countermeasures (MCM) business line, a Commercial business line and a Services line focused on CDMO.
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
▪Ebanga™ (ansuvimab-zykl, formerly referred to as mAb114) is a monoclonal antibody with antiviral activity provided through a single IV infusion for the treatment of Ebola. Under the terms of a collaboration with Ridgeback Biotherapeutics, Emergent will be responsible for the manufacturing, sale, and distribution of Ebanga™ in the United States and Canada, and Ridgeback Bio will serve as the global access partner for Ebanga™.

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
Pending Acquisition
On May 15, 2022, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”), by and between the Company and Chimerix, Inc. (the “Seller”), pursuant to which the Company agreed to purchase from Seller its exclusive worldwide rights to brincidofovir, including TEMBEXA® and related assets (the “Transaction”). TEMBEXA is a medical countermeasure for smallpox approved by the U.S. Food and Drug Administration in June 2021.
Under the terms of the Purchase Agreement, the Company will pay $225.0 million upon closing of the Transaction, plus up to $100.0 million in up to four $25.0 million milestone payments. The Purchase Agreement anticipates that the Seller will finalize its negotiations with the Biomedical Advanced Research and Development Authority (“BARDA”) and enter into a procurement contract (the “BARDA Contract”) with BARDA for TEMBEXA, which the Seller is currently negotiating. Each milestone payment is associated with the exercise of future BARDA procurement options of TEMBEXA following the BARDA Contract base period. The closing payment and the milestone payments may be adjusted upward or downward based on actual procurement value. The Seller is also eligible to receive up to $12.5 million in regulatory milestones associated with the SymBio Pharmaceuticals Ltd. brincidofovir licensing arrangements to be assumed by the Company in the Transaction.
The Seller may also earn a 20% royalty on future gross profit of TEMBEXA in the United States associated with volumes above 1.7 million treatment courses of therapy during the exclusivity period of TEMBEXA. Outside of the United States, the Purchase Agreement also allows the Seller to earn a 15% royalty on all gross profit associated with TEMBEXA sales during the exclusivity period of TEMBEXA on a market-to-market basis.
The closing is subject to the execution by the Seller of the BARDA Contract, the satisfaction or waiver of the following other closing conditions: (i) the representations and warranties of the Company and the Seller contained in the Purchase Agreement being true and correct, subject to certain materiality standards; (ii) each of the Company and the Seller having performed and complied with their respective covenants in all material respects; (iii) the waiting period applicable to the consummation of the Transaction under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, having expired; (iv) the delivery of certain ancillary documents, including a transition services agreement and pre-novation agreement; (v) the receipt of any required consent from BARDA to enter into a pre-novation agreement with the Company; (vi) no injunction or other final order preventing the consummation of the Transaction

EMERGENT BIOSOLUTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in millions, except share and per share amounts)
having been issued; (vii) and there having occurred no material adverse effect on the assets being sold in the Transaction. Closing of the Transaction is currently expected to occur during the third quarter of 2022.
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
All adjustments contained in the accompanying unaudited condensed consolidated financial statements are of a normal recurring nature and are necessary to present fairly the financial position of the Company as of June 30, 2022. Interim results are not necessarily indicative of results that may be expected for any other interim period or for an entire year.
Significant accounting policies
During the six months ended June 30, 2022, there have been no significant changes to the Company's summary of significant accounting policies contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC that have materially impacted the presentation of the Company's financial statements. During the six months ended June 30, 2022, the Company revised the reporting that the Chief Operating Decision Maker (CODM) reviews in order to assess Company performance. The CODM manages the business with a focus on two reportable segments: 1) a products segment (Products) consisting of the Government - MCM and Commercial business lines and 2) the services segment focused on CDMO (Services). This change is further outlined in Note 14, Segment information.
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
As of June 30, 2022 and December 31, 2021, the Company had no other significant assets or liabilities that were measured at fair value.

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
3.    Inventories, net
Inventory, net consisted of the following:

	June 30, 2022	December 31, 2021
Raw materials and supplies	$264.0	$217.5
Work-in-process	108.4	95.8
Finished goods	53.1	37.5
Total inventories, net	$425.5	$350.8
Inventories, net is stated at the lower of cost or net realizable value. For additional information related to the termination of the manufacturing services agreement (the “Agreement”) with Janssen Pharmaceuticals, Inc. (“Janssen”) and associated evaluation of inventory as of June 30, 2022, refer to Note 10, Revenue recognition.
4.    Property, plant and equipment, net
Property, plant and equipment, net consisted of the following:

	June 30, 2022	December 31, 2021
Land and improvements	$51.2	$52.1
Buildings, building improvements and leasehold improvements	293.0	269.7
Furniture and equipment	527.3	513.5
Software	66.2	60.7
Construction-in-progress	218.4	223.2
Property, plant and equipment, gross	$1,156.1	$1,119.2
Less: Accumulated depreciation & amortization	(357.7)	(319.1)
Total property, plant and equipment, net	$798.4	$800.1
As of June 30, 2022 and December 31, 2021, construction-in-progress primarily includes costs incurred related to construction to advance the Company's CDMO capabilities.
Property, plant and equipment, net is stated at cost, less accumulated depreciation and amortization. During the three and six months ended June 30, 2022, the Company recorded accelerated depreciation of $12.7 million to shorten the useful life of certain property, plant and equipment which were to be used in the manufacturing process to fulfill the manufacturing services agreement with Janssen. For additional information related to the termination of the Agreement, refer to Note 10, Revenue recognition.

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
The components of lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating lease cost:
Amortization of right-of-use assets	$1.4	$1.5	$2.8	$2.8
Interest on lease liabilities	0.3	0.3	0.6	0.7
Total operating lease cost	$1.7	$1.8	$3.4	$3.5
Operating lease costs are reflected as components of cost of product sales, cost of contract development and manufacturing, research and development expense and selling, general and administrative expense.
Supplemental balance sheet information related to lessee activities is as follows:

(In millions, except lease term and discount rate)	Balance Sheet location	June 30, 2022	December 31, 2021
Operating lease right-of-use assets	Other assets	$25.5	$28.3

Operating lease liabilities, current portion	Other current liabilities	5.9	5.8
Operating lease liabilities	Other liabilities	20.9	24.2
Total operating lease liabilities		$26.8	$30.0

Operating leases:
Weighted average remaining lease term (years)		6.7	7.0
Weighted average discount rate		4.1%	4.1%
6.    Intangible assets
The Company's intangible assets consist of products acquired via business combinations or asset acquisitions. The following table summarizes the Company's Intangible assets, net:

		June 30, 2022			December 31, 2021
Asset Type	Estimated Life	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Products	9-22 years	$798.0	$221.4	$576.6	$798.0	$193.5	$604.5
CDMO	8 years	5.5	5.5	—	5.5	5.4	0.1
Total intangible assets		$803.5	$226.9	$576.6	$803.5	$198.9	$604.6
Amortization expense associated with the Company's intangible assets was recorded as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Amortization Expense	$14.0	$15.1	$28.0	$30.0
As of June 30, 2022, the weighted average amortization period remaining for intangible assets was 11.4 years years.

EMERGENT BIOSOLUTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in millions, except share and per share amounts)
The following table provides a roll forward of changes in our goodwill balance:

Goodwill, December 31, 2021	$224.9
Foreign currency translation	—
Goodwill, June 30, 2022	$224.9
The carrying amount of goodwill included accumulated impairments of $41.7 million as of June 30, 2022 and December 31, 2021, respectively.
7.    Fair value measurements
The table below presents information about the Company's assets and liabilities that are regularly measured and carried at fair value and indicates the level within the fair value hierarchy of the valuation techniques we utilized to determine fair value:

	June 30, 2022				December 31, 2021
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Money market accounts	$25.1	$25.1	$—	$—	$152.4	$152.4	$—	$—
Time deposits	150.2	—	150.2	—	200.0	—	200.0	—
Derivative instruments	6.3	—	6.3	—	—	—	—	—
Total	$181.6	$25.1	$156.5	$—	$352.4	$152.4	$200.0	$—
Liabilities:
Contingent consideration	$8.1	$—	$—	$8.1	$37.2	$—	$—	$37.2
Derivative instruments	—	—	—	—	6.1	—	6.1	—
Total	$8.1	$—	$—	$8.1	$43.3	$—	$6.1	$37.2
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
The following table is a reconciliation of the beginning and ending balance of our contingent consideration liability:

Balance at December 31, 2021	$37.2
Change in fair value	1.8
Settlements	(30.9)
Balance at June 30, 2022	$8.1
As of June 30, 2022 and December 31, 2021, the current portion of the contingent consideration liability was $3.6 million and $32.7 million, respectively, and was included in other current liabilities on the condensed consolidated balance sheets. The non-current portion of the contingent consideration liability is included in other liabilities on the condensed consolidated balance sheets.

EMERGENT BIOSOLUTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in millions, except share and per share amounts)
The recurring Level 3 fair value measurements for the Company's contingent consideration liability include the following significant unobservable inputs:

Contingent Consideration Liability	Fair Value as of June 30, 2022	Valuation Technique	Unobservable Input	Range	Weighted Average
Revenue milestone and royalty based	$8.1 million	Discounted cash flow	Discount rate	9.3%	9.3%
			Probability of payment	25% - 50%	40.0%
			Projected year of payment	2022 - 2028	2024
Derivative instruments
Refer to Note 8, Derivative instruments and hedging activities for more information about our derivative instruments.
Non-variable rate debt
As of June 30, 2022 and December 31, 2021, the fair value of the Company's 3.875% Senior Unsecured Notes was $319.0 million and $433.3 million. The fair value was determined through market sources, which are level 2 inputs and directly observable. The carrying amounts of the Company’s other long-term variable interest rate debt arrangements approximate their fair values (see Note 9, Debt).
8.    Derivative instruments and hedging activities
Risk management objective of using derivatives
The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity and credit risk primarily by managing the amount, sources and duration of its assets and liabilities and the use of derivative financial instruments. Specifically, the Company has entered into interest rate swaps to manage exposures that arise from the Company's senior secured credit agreement's payments of variable interest rate debt.
If current fair values of designated interest rate swaps remained static over the next twelve months, the Company would reclassify $4.8 million of net deferred gains from accumulated other comprehensive loss into the condensed consolidated statement of operations over the next twelve-month period. All outstanding cash flow hedges mature in October 2023.
As of June 30, 2022, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

(in millions, except number of instruments)	Number of Instruments	Notional
Interest rate swaps	7	$350.0
The table below presents the fair value of the Company’s derivative financial instruments designated as hedges as well as their classification on the balance sheets:

	Asset Derivatives				Liability Derivatives
	June 30, 2022		December 31, 2021		June 30, 2022		December 31, 2021
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest Rate Swaps	Other Current Assets	$4.8	Other Current Assets	$—	Other Current Liabilities	$—	Other Current Liabilities	$4.5
	Other Assets	$1.5	Other Assets	$—	Other Liabilities	$—	Other Liabilities	$1.6

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
The table below presents the effect of cash flow hedge accounting on accumulated other comprehensive loss.

	Cumulative Amount of Gain/(Loss) Recognized in OCI on Derivative		Location of Gain or (Loss) Reclassified from Accumulated OCL into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCL into Income
	June 30,	December 31,		Six Months Ended June 30,
	2022	2021		2022	2021
Interest Rate Swaps	$6.3	$(6.1)	Interest expense	$(2.3)	$(3.0)
9.    Debt
The components of debt are as follows:

	June 30, 2022	December 31, 2021
Senior secured credit agreement - Term loan due 2023	$379.7	$396.6
Senior secured credit agreement - Revolver loan due 2023	—	—
3.875% Senior Unsecured Notes due 2028	450.0	450.0
Other	3.0	3.0
Total debt	$832.7	$849.6
Current portion of long-term debt, net of debt issuance costs	(31.6)	(31.6)
Unamortized debt issuance costs	(7.5)	(8.5)
Non-current portion of debt	$793.6	$809.4

As of June 30, 2022 and December 31, 2021 there was no outstanding revolver balance. We classify debt issuance costs associated with the revolver loan as other current assets and other assets on the Company's consolidated balance sheets. As of June 30, 2022, the Company had $2.0 million and $0.6 million of debt issuance costs associated with the revolver loan classified as other current assets and other assets, respectively. As of December 31, 2021, the Company had approximately $2.0 million and $1.6 million of debt issuance costs associated with the revolver loan that were classified as other current assets and other assets, respectively.
3.875% Senior Unsecured Notes due 2028
On August 7, 2020, the Company completed its offering of $450.0 million aggregate principal amount of 3.875% Senior Unsecured Notes due 2028 (the 2028 Notes) of which the majority of the net proceeds were used to pay down the Revolving Credit Facility (as defined below). Interest on the 2028 Notes is payable on February 15th and August 15th of each year until maturity, beginning on February 15, 2021. The 2028 Notes will mature on August 15, 2028.
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
The Amended Credit Agreement includes (i) a Revolving Credit Facility of $600.0 million and (ii) a Term Loan Facility with a principal amount of $450.0 million. The Company may request incremental term loan facilities or increases in the Revolving Credit Facility (each an "Incremental Loan") as long as certain requirements involving our net leverage ratio will be maintained on a pro forma basis. Borrowings under the Revolving Credit Facility and the Term Loan Facility bear interest at a rate per annum equal to (a) a eurocurrency rate plus a margin ranging from 1.25% to 2.25% per annum, depending on the Company's consolidated net leverage ratio or (b) a base rate (which is the highest of the prime rate, the federal funds rate plus 0.50%, and a eurocurrency rate for an interest period of one month plus 1% plus a margin ranging from 0.25% to 1.25%, depending on the Company's consolidated net leverage ratio). The Company is required to make quarterly payments on the last business day of each calendar quarter under the Amended Credit Agreement for accrued and unpaid interest on the outstanding principal balance, based on the above interest rates. In addition, the Company is required to pay commitment fees ranging from 0.15% to 0.35% per annum, depending on the Company's consolidated net leverage ratio, for the average daily unused commitments under the Revolving Credit Facility. The Company is to repay the outstanding principal amount of the Term Loan Facility in quarterly installments on the last business day of each calendar quarter based on an annual percentage equal to 2.5% of the original principal amount of the Term Loan Facility during each of the first two years of the Term Loan Facility, 5% of the original principal amount of the Term Loan Facility during the third year of the Term Loan Facility and 7.5% of the original principal amount of the Term Loan Facility during each year of the remainder of the term of the Term Loan Facility until the maturity date of the Term Loan Facility, at which time the entire unpaid principal balance of the Term Loan Facility will be due and payable. The Company has the right to prepay the Term Loan Facility without premium or penalty. The Revolving Credit Facility and the Term Loan Facility mature on October 13, 2023.
The Amended Credit Agreement also requires mandatory prepayments of the Term Loan Facility in the event the Company or its Subsidiaries (a) incur indebtedness not otherwise permitted under the Amended Credit Agreement or (b) receive cash proceeds in excess of $100.0 million during the term of the Credit Agreement from certain dispositions of property or from casualty events involving their property, subject to certain reinvestment rights. The financial covenants under the Amended Credit Agreement currently require the quarterly presentation of a minimum consolidated 12-month rolling debt service coverage ratio of 2.50 to 1.00, and a maximum consolidated net leverage ratio of 4.50 to 1.00 (subject to an increase to 5.00 to 1.00 for an applicable four quarter period, at the election of the Company, in connection with a permitted acquisition having an aggregate consideration in excess of $75.0 million). Negative covenants in the Amended Credit Agreement, among other things, limit the ability of the Company to incur indebtedness and liens, dispose of assets, make investments, enter into certain merger or consolidation transactions and make restricted payments. As of the date of these financial statements, the Company is in compliance with all affirmative and negative covenants.

EMERGENT BIOSOLUTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in millions, except share and per share amounts)
10.    Revenue recognition
The Company operates as two operating segments (Note 14, Segment information). The Company's revenues disaggregated by the major sources were as follows:

	Three Months Ended June 30, 2022			Three Months Ended June 30, 2021
	U.S. Government	Non-U.S. Government	Total	U.S. Government	Non-U.S. Government	Total
Product sales, net	$118.2	$119.0	$237.2	$66.3	$114.9	$181.2
Contract development and manufacturing:
Services	—	2.7	2.7	—	103.6	103.6
Leases	—	(4.5)	(4.5)	70.4	16.9	87.3
Total contract development and manufacturing	$—	$(1.8)	$(1.8)	$70.4	$120.5	$190.9
Contracts and grants	6.2	1.1	7.3	24.4	1.0	25.4
Total revenues	$124.4	$118.3	$242.7	$161.1	$236.4	$397.5

	Six Months Ended June 30, 2022			Six Months Ended June 30, 2021
	U.S. Government	Non-U.S. Government	Total	U.S. Government	Non-U.S. Government	Total
Product sales, net	$221.6	$252.7	$474.3	$122.7	$196.4	$319.1
Contract development and manufacturing:
Services	—	54.5	54.5	—	171.2	171.2
Leases	—	4.5	4.5	167.9	35.6	203.5
Total contract development and manufacturing	$—	$59.0	$59.0	167.9	206.8	374.7
Contracts and grants	15.3	1.6	16.9	44.4	2.3	46.7
Total revenues	$236.9	$313.3	$550.2	$335.0	$405.5	$740.5

Termination of manufacturing services agreement with Janssen Pharmaceuticals, Inc.
On July 2, 2020, Emergent BioSolutions Inc., through its wholly-owned subsidiary, Emergent Manufacturing Operations Baltimore, LLC, entered into a manufacturing services agreement with Janssen Pharmaceuticals, Inc., one of the Janssen Pharmaceutical Companies of Johnson & Johnson (the "Agreement"), for large-scale drug substance manufacturing of Johnson & Johnson’s investigational SARS-CoV-2 vaccine, Ad26.COV2-S, recombinant based on the AdVac technology (the “Product”).
On June 6, 2022, the Company provided to Janssen a notice (the “Notice”) of material breach of the Agreement for (i) failure by Janssen to provide the Company the requisite forecasts of the required quantity of Product to be purchased by Janssen under the Agreement; (ii) to confirm Janssen’s intent to not purchase the requisite minimum quantity of the Product pursuant to the Agreement; and (iii) instead, wind-down the Agreement ahead of fulfilling these minimum requirements. Later on June 6, 2022, the Company received from Janssen a purported written notice of termination (the “Janssen Notice”) of the Agreement for asserted material breaches of the Agreement by the Company, including alleged failure by the Company to perform its obligations in compliance with current good manufacturing practices (cGMP) or other applicable laws and regulations and alleged failure by the Company to supply Janssen with the Product. Janssen alleged that the Company’s breaches were not curable and that, therefore, termination of the Agreement would be effective as of July 6, 2022. The Company disputes Janssen's assertions and allegations, including Janssen's ability to effect termination pursuant to the Janssen Notice. The Company and Janssen disagree on the monetary amounts that are due to the Company as a result of termination by any means. The Company believes the amounts due to the Company include, but are not limited to, compensation for services provided, reimbursement for raw materials purchased and non-cancelable orders, and fees for early termination. Janssen has alleged that no additional amount is due to the Company and that the Company should pay Janssen an unspecified amount as a result

EMERGENT BIOSOLUTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in millions, except share and per share amounts)
of the Company's alleged failure to perform under the Agreement. The Company has not recorded any contingent liabilities related to Janssen's allegations as the Company believes they are without merit and intends to vigorously defend the Company's position during the dispute resolution process including mediation and/or arbitration.
During the three months ended June 30, 2022, the Company reversed $13.3 million of previously recognized revenue to align cumulative revenue recognized under the Agreement with cumulative cash collections. As of June 30, 2022, the Company has no billed or unbilled net accounts receivable related to the Agreement. During the three months ended June 30, 2022, the Company recorded accelerated depreciation of $12.7 million related to the conclusion of the Agreement which has been recorded in cost of contract development and manufacturing in the condensed consolidated statements of operations.
The Company has $126.2 million of raw materials inventory recorded in its condensed consolidated balance sheet as of June 30, 2022 representing materials purchased for the Agreement which Janssen has not reimbursed. The Company evaluated the net realizable value of this inventory as of June 30, 2022, concluding that because Section 13.4 of the Agreement specifies the Company is entitled to, among other things, reimbursement of raw materials and non-cancelable orders in the event of a contract termination for whatever reason, the Company is entitled to payment from Janssen for these raw materials. Therefore, this inventory remains an asset on the condensed consolidated balance sheet as of June 30, 2022. Additionally, the Company has approximately $18.2 million of non-cancelable orders as of June 30, 2022 which have not been received and Janssen has not reimbursed.
BARDA COVID-19 Development Public-Private Partnership
In 2020, the Company announced the issuance of a task order under our existing Center for Innovation in Advanced Development and Manufacturing (CIADM) agreement with BARDA for COVID-19 vaccine development and manufacturing (the BARDA COVID-19 Development Public Private Partnership). The BARDA COVID-19 Development Public Private Partnership is considered a lease and is accounted for under ASC 842. The initial task order had a contract value of up to $628.2 million and included the reservation of manufacturing capacity and accelerated expansion of fill/finish capacity valued at $542.7 million and $85.5 million, respectively. Subsequently, the task order was expanded to include incremental capital activities which increased the value to $650.8 million. On November 1, 2021, the Company and BARDA mutually agreed to the completion of the Company's CIADM contract and associated task orders, including the BARDA COVID-19 Development Public Private Partnership. The Company did not recognize lease revenues under this arrangement during the three and six months ended June 30, 2022. During the three and six months ended June 30, 2021 the Company recognized lease revenues of $70.4 million and $167.9 million, respectively, related to this arrangement.
CDMO operating leases
Certain multi-year CDMO service arrangements with commercial customers include operating leases whereby the customer has the right to direct the use of and obtain substantially all of the economic benefits of specific manufacturing suites operated by the Company. The associated revenue is recognized on a straight-line basis over the term of the lease. The remaining term on the Company's operating lease components approximates 2.9 years. The Company utilizes a cost-plus model to determine the stand-alone selling price of the lease component to allocate contract consideration between the lease and non-lease components. Excluding future amounts related to the Janssen Agreement as discussed above, we estimate future operating lease revenues to be $0.4 million in the remainder of 2022, $5.1 million in 2023, $0.9 million in 2024, $0.9 million million in 2025 and $2.7 million in years beyond 2025.

Transaction price allocated to remaining performance obligations
As of June 30, 2022, the Company has future contract value on unsatisfied performance obligations of approximately $545.1 million associated with all arrangements entered into by the Company. The Company expects to recognize a majority of the $545.1 million of unsatisfied performance obligations within the next 24 months. The amount and timing of revenue recognition for unsatisfied performance obligations can change. The future revenues associated with unsatisfied performance obligations exclude the value of unexercised option periods in the Company’s revenue arrangements. Often the timing of manufacturing activities changes based on customer needs and resource availability. Government funding appropriations can impact the timing of product deliveries. The success of the Company's development activities that receive development funding support from the USG under development contracts can also impact the timing of revenue recognition.

EMERGENT BIOSOLUTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in millions, except share and per share amounts)
Contract assets
The Company considers accounts receivable and deferred costs associated with revenue generating contracts, which are not included in inventory or property, plant and equipment and the Company does not currently have a contractual right to bill, to be contract assets. As of June 30, 2022 and December 31, 2021, the Company had $26.3 million and $21.5 million, respectively, of contract assets recorded within accounts receivable, net on the condensed consolidated balance sheets.
Contract liabilities
When performance obligations are not transferred to a customer at the end of a reporting period, cash received associated with amounts allocated to those performance obligations is reflected as contract liabilities on the condensed consolidated balance sheets and is deferred until control of these performance obligations is transferred to the customer. The following table presents the roll forward of the contract liability balances:

December 31, 2021	$16.4
Deferral of revenue	17.9
Revenue recognized	(10.0)
June 30, 2022	$24.3
As of June 30, 2022 and December 31, 2021, the current portion of contract liabilities was $18.5 million and $11.7 million, respectively, and was included in other current liabilities on the balance sheet.
Accounts receivable
Accounts receivable, including unbilled accounts receivable contract assets, consist of the following:

	June 30, 2022	December 31, 2021
Billed, net	$119.9	$224.9
Unbilled	55.1	49.8
Total accounts receivable, net	$175.0	$274.7
As of June 30, 2022 and December 31, 2021, the allowances for doubtful accounts was $0.9 million and $3.2 million, respectively.
11.    Income taxes
The estimated effective annual tax rate as of June 30, 2022 and 2021 for the years ended December 31, 2022 and 2021, excluding the impact of discrete adjustments, was 29% and 26%, respectively. The Company recorded discrete tax expense (benefits) of $0.2 million and $0.6 million for the three and six months ended June 30, 2022, respectively, and $1.1 million and $(5.5) million, for the three and six months ended June 30, 2021, respectively. The discrete tax expense in 2022 was primarily due to share-based compensation activity offset by return to provision adjustments. The net discrete benefits in 2021 were primarily due to share-based compensation activity.

EMERGENT BIOSOLUTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in millions, except share and per share amounts)
12.    Net income (loss) per share
The following table presents the calculation of basic and diluted net (loss) income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net income (loss)	$(56.4)	$4.6	$(60.1)	$74.3

Denominator:
Weighted-average number of shares—basic	50.0	53.6	50.3	53.5
Dilutive securities—equity awards	—	0.4	—	0.8
Weighted-average number of shares—diluted	50.0	54.0	50.3	54.3

Net income (loss) per share - basic	$(1.13)	$0.09	$(1.19)	$1.40
Net income (loss) per share - diluted	$(1.13)	$0.09	$(1.19)	$1.37
Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed using the treasury method by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period, adjusted for the potential dilutive effect of other securities if such securities were converted or exercised and are not anti-dilutive. No adjustment for the potential dilutive effect of dilutive securities is reported for the three and six months ended June 30, 2022 as the effect would have been anti-dilutive due to the Company's net loss.
The following table presents the share-based awards that are not considered in the diluted income (loss) per share calculation generally because the exercise price of the awards was greater than the average per share closing price during the three and six months ended June 30, 2022 and 2021. In certain instances, awards may be anti-dilutive even if the average market price exceeds the exercise price when the sum of the assumed proceeds exceeds the difference between the market price and the exercise price.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Anti-dilutive stock awards	1.8	1.4	3.0	0.5
13.    Equity
Repurchase programs
On November 11, 2021, the Company announced that its Board of Directors authorized management to repurchase up to an aggregate of $250.0 million of Common Stock under a board-approved Share Repurchase Program, of which $187.9 million has been utilized to purchase 4.4 million shares as of June 30, 2022. During the three and six months ended June 30, 2022, the Company has utilized $23.3 million and $75.5 million to purchase 0.7 million and 1.8 million shares, respectively. The Share Repurchase Program does not obligate the Company to acquire any specific number of shares. Repurchased shares will be available for use in connection with our stock plans and for other corporate purposes.
Share-based compensation
During the six months ended June 30, 2022, the Company granted stock options to purchase 0.6 million shares of common stock and 1.4 million restricted and performance stock units under the Emergent BioSolutions Inc. Stock Incentive Plan. Typically, the stock option and restricted stock unit grants vest over three equal annual installments beginning on the day prior to the anniversary of the grant date. The performance stock units settle in stock at the end

EMERGENT BIOSOLUTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in millions, except share and per share amounts)
of the three-year performance period based on the Company's results compared to the performance criteria. Share-based compensation expense was recorded in the following financial statement line items:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of product sales	$1.9	$1.7	$3.6	$3.2
Cost of contract development and manufacturing	0.6	0.3	1.0	0.5
Research and development	1.5	1.7	2.6	3.1
Selling, general and administrative	8.3	7.7	15.0	15.1
Total share-based compensation expense	$12.3	$11.4	$22.2	$21.9
Accumulated other comprehensive loss, net of tax
The following table includes changes in accumulated other comprehensive loss, net of tax by component:

		Defined Benefit Pension Plan	Derivative Instruments	Foreign Currency Translation Adjustments	Total
(in millions, net of tax)
Balance, December 31, 2021		$(4.0)	$(4.5)	$(7.6)	$(16.1)
Other comprehensive income before reclassifications		—	6.8	0.9	7.7
Amounts reclassified from accumulated other comprehensive loss		—	2.3	—	2.3
Net current period other comprehensive income		—	9.1	0.9	10.0
Balance, June 30, 2022		$(4.0)	$4.6	$(6.7)	$(6.1)

Balance, March 31, 2022		$(4.0)	$1.8	$(7.1)	$(9.3)
Other comprehensive income before reclassifications		—	1.9	0.4	2.3
Amounts reclassified from accumulated other comprehensive loss		—	0.9	—	0.9
Net current period other comprehensive income		—	2.8	0.4	3.2
Balance, June 30, 2022		$(4.0)	$4.6	$(6.7)	$(6.1)

Balance, December 31, 2020		$(7.7)	$(11.0)	$(6.6)	$(25.3)
Other comprehensive income (loss) before reclassifications		—	1.6	(1.7)	(0.1)
Amounts reclassified from accumulated other comprehensive loss		—	3.0	—	3.0
Net current period other comprehensive income (loss)		(7.7)	4.6	(1.7)	2.9
Balance, June 30, 2021		$(7.7)	$(6.4)	$(8.3)	$(22.4)

Balance, March 31, 2021		$(7.7)	$(7.9)	$(8.8)	$(24.4)
Other comprehensive income (loss) before reclassifications		—	(0.1)	0.5	0.4
Amounts reclassified from accumulated other comprehensive loss		—	1.6	—	1.6
Net current period other comprehensive income	Net current period other comprehensive income (loss)	—	1.5	0.5	2.0
Balance, June 30, 2021		$(7.7)	$(6.4)	$(8.3)	$(22.4)

EMERGENT BIOSOLUTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in millions, except share and per share amounts)
The following table presents the tax effects related to each component of other comprehensive income (loss):

Three Months Ended	June 30, 2022			June 30, 2021
	Pretax	Tax Benefit (Expense)	Net of tax	Pretax	Tax Benefit (Expense)	Net of tax
Derivative Instruments	3.8	(1.0)	2.8	1.2	0.3	1.5
Foreign Currency Translation Adjustments	1.3	(0.9)	0.4	0.5	—	0.5
Total adjustments	$5.1	$(1.9)	$3.2	$1.7	$0.3	$2.0

Six Months Ended	June 30, 2022			June 30, 2021
	Pretax	Tax Benefit (Expense)	Net of tax	Pretax	Tax Benefit (Expense)	Net of tax
Derivative Instruments	12.4	(3.3)	9.1	3.6	1.0	4.6
Foreign Currency Translation Adjustments	2.0	(1.1)	0.9	(1.7)	—	(1.7)
Total adjustments	$14.4	$(4.4)	$10.0	$1.9	$1.0	$2.9
14.    Segment information
The Company reports segment information based on the internal reporting used by management for making decisions and assessing performance. During the first quarter of 2022, the Company revised the reporting that the Chief Operating Decision Maker (CODM) reviews in order to assess Company performance. The CODM manages the business with a focus on two reportable segments: 1) a products segment (Products) consisting of the Government - MCM and Commercial business lines and 2) the services segment focused on CDMO (Services). The Company evaluates the performance of these reportable segments based on revenue and adjusted gross margin. Segment revenue includes external customer sales, but it does not include inter-segment services. Adjusted gross margin for each segment is segment revenue less segment cost of sales reduced for significant one-time events. We do not allocate research and development, selling, general and administrative costs, amortization of intangibles assets, interest and other income (expense) or taxes to operating segments in the management reporting reviewed by the CODM. The accounting policies for segment reporting are the same as for the Company as a whole. The Company has recast the related historical information for consistency.

EMERGENT BIOSOLUTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in millions, except share and per share amounts)
The following tables include segment revenues and a reconciliation of the Company's segment adjusted gross margin to the condensed consolidated statement of operations for each of the Company's reporting segments as follows:

	Three Months Ended June 30, 2022				Three Months Ended June 30, 2021
	Products	Services	Other	Consolidated	Products	Services (1)	Other	Consolidated
Revenues	$237.2	$(1.8)	$7.3	$242.7	$181.2	$190.9	$25.4	$397.5
Contracts and grants revenue	—	—	(7.3)	(7.3)	—	—	(25.4)	(25.4)
Cost of product sales	(91.0)	—	—	(91.0)	(81.2)	—	—	(81.2)
Cost of contract development and manufacturing	—	(78.8)	—	(78.8)	—	(146.6)	—	(146.6)
Gross margin	146.2	(80.6)	—	65.6	100.0	44.3	—	144.3
Changes in fair value of contingent consideration	1.3	—	—	1.3	0.6	—	—	0.6
Adjusted gross margin	$147.5	$(80.6)	$—	$66.9	$100.6	$44.3	$—	$144.9
(1) Services revenue and Services adjusted gross margin for the three months ended June 30, 2021 includes the impact of $70.4 million of CDMO leases revenues related to the BARDA COVID-19 Development Public Private Partnership which ended in November 2021.

	Six Months Ended June 30, 2022				Six Months Ended June 30, 2021
	Products	Services	Other	Consolidated	Products	Services (1)	Other	Consolidated
Revenues	$474.3	$59.0	$16.9	$550.2	$319.1	$374.7	$46.7	$740.5
Less:
Contracts and grants revenue	—	—	(16.9)	(16.9)	—	—	(46.7)	(46.7)
Cost of product sales	(171.3)	—	—	(171.3)	(133.8)	—	—	(133.8)
Cost of contract development and manufacturing	—	(154.4)	—	(154.4)	—	(193.3)	—	(193.3)
Gross margin	303.0	(95.4)	—	207.6	185.3	181.4	—	366.7
Changes in fair value of contingent consideration	1.8	—	—	1.8	1.7	—	—	1.7
Adjusted gross margin	$304.8	$(95.4)	$—	$209.4	$187.0	$181.4	$—	$368.4
(1) Services revenue and Services adjusted gross margin for the six months ended June 30, 2021 includes the impact of $167.9 million of CDMO leases revenues related to the BARDA COVID-19 Development Public Private Partnership which ended in November 2021.

The following table includes depreciation for each segment as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Depreciation:
Products	$6.7	$8.7	$14.1	$15.9
Services	20.8	7.6	28.6	12.9
Other	1.0	2.2	2.4	3.3
Total	$28.5	$18.5	$45.1	$32.1
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

EMERGENT BIOSOLUTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in millions, except share and per share amounts)
15. Commitments and contingencies
Securities and shareholder litigation
On April 20, 2021, May 14, 2021, and June 2, 2021, putative class action lawsuits were filed against the Company and certain of its current and former senior officers in the United States District Court for the District of Maryland on behalf of purchasers of the Company’s common stock, seeking to pursue remedies under the Securities Exchange Act of 1934. These complaints were filed by Palm Tran, Inc. – Amalgamated Transit Union Local 1577 Pension Plan; Alan I. Roth; and Stephen M. Weiss, respectively. The complaints allege, among other things, that the defendants made false and misleading statements about its manufacturing capabilities with respect to COVID-19 vaccine bulk drug substance (referred to herein as CDMO Manufacturing Capabilities). These cases were consolidated on December 23, 2021, under the caption In re Emergent BioSolutions Inc. Securities Litigation, No. 8:21-cv-00955-PWG (the Federal Securities Class Action). The Lead Plaintiffs in the consolidated matter are Nova Scotia Health Employees’ Pension Plan and The City of Fort Lauderdale Police & Firefighters’ Retirement System. The defendants filed a motion to dismiss on May 19, 2022 and the Lead Plaintiff filed an opposition to that motion on July 19, 2022. The defendants believe that the allegations in the complaints are without merit and intend to defend the matters vigorously. Given the uncertainty of litigation, the preliminary stage of the cases, and the legal standards that must be met for, among other things, class certification and success on the merits, the Company cannot reasonably estimate the possible loss or range of loss, if any, that may result from the consolidated action.
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
ANDA litigation - Teva 4mg
Emergent BioSolutions’ Adapt Pharma subsidiaries EBPA and EIRE, and Opiant Pharmaceuticals Inc. (Opiant) received notice letters from Teva Pharmaceuticals Industries Limited and Teva Pharmaceuticals USA (collectively, Teva) that Teva had filed an Abbreviated New Drug Application (ANDA) with the FDA seeking regulatory approval to market a generic version of NARCAN® (naloxone HCI) Nasal Spray 4 mg/spray before the expiration of certain patents listed on the FDA’s website for Approved Drug Products with Therapeutic Equivalence Evaluations (Orange Book Listed Patents) for NARCAN. Teva’s notice letters alleged that claims of certain Orange Book Listed Patents for NARCAN were invalid and/or would not be infringed by the activities described in Teva’s ANDA. Emergent and Opiant filed complaints against Teva in the U.S. District Court for the District of New Jersey alleging infringement of certain Orange Book Listed Patents for NARCAN. On June 5, 2020, the U.S. District Court for the District of New Jersey ruled in favor of Teva. Emergent unsuccessfully appealed the decision to the Court of Appeals for the Federal Circuit (CAFC) and followed with a petition for rehearing that was ultimately denied on May 5, 2022.
ANDA litigation - Teva 2mg
Emergent BioSolutions’ Adapt Pharma subsidiaries EBPA and EIRE, and Opiant received a notice letter from Teva that Teva had filed an ANDA with the FDA seeking regulatory approval to market a generic version of NARCAN® (naloxone HCI) Nasal Spray 2 mg/spray before the expiration of certain Orange Book Listed Patents for the 2 mg/spray dose of NARCAN®. Teva’s notice letter alleged that claims of certain Orange Book Listed Patents for the 2 mg/spray dose of NARCAN® were invalid and/or would not be infringed by the activities described in Teva’s ANDA. Emergent and Opiant filed complaints against Teva in the U.S. District Court for the District of New Jersey alleging infringement of certain Orange Book Listed Patents for the 2 mg/spray dose of NARCAN. This case is currently stayed and it is anticipated the matter will be dismissed.

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
We are currently focused on the following five PHT categories: CBRNE, EID, travel health, emerging health crises and acute/emergency care. We have a product portfolio of eleven products that contribute a substantial portion of our revenue and are sold to government and commercial customers. We also have a product candidate that is procured under special circumstances by the USG, although it is not approved by the FDA. Additionally, we have a development pipeline consisting of a diversified mix of both pre-clinical and clinical stage product candidates. Finally, we have a fully-integrated portfolio of CDMO services. Our CDMO service offerings cover development services, drug substance manufacturing and drug product manufacturing and packaging.
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
•Ebanga™ (ansuvimab-zykl, formerly referred to as mAb114) is a monoclonal antibody with antiviral activity provided through a single IV infusion for the treatment of Ebola. Under the terms of a

EMERGENT BIOSOLUTIONS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited, amounts in millions, except share and per share amounts)
collaboration with Ridgeback Biotherapeutics, Emergent will be responsible for the manufacturing, sale, and distribution of Ebanga™ in the United States and Canada, and Ridgeback Bio will serve as the global access partner for Ebanga™.
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
Pending Acquisition
On May 15, 2022, the Company entered into an Asset Purchase Agreement by and between the Company and Chimerix, Inc. (the “Seller”), pursuant to which the Company agreed to purchase from Seller its exclusive worldwide rights to brincidofovir, including TEMBEXA® and related assets. TEMBEXA is a medical countermeasure for smallpox approved by the U.S. Food and Drug Administration in June 2021. Closing of the Transaction is currently expected to occur during the third quarter of 2022.
Financial operations overview
Revenues
We generate product revenues from the sale of our marketed products and procured product candidates which include vaccines, therapeutics and devices which have been described above. The USG is the largest purchaser of our MCM products and primarily purchases our products for the SNS, a national repository of medical countermeasures including critical antibiotics, vaccines, chemical antidotes, antitoxins and other critical medical supplies. The USG primarily purchases our products under long-term, firm fixed-price procurement contracts, generally with annual options. Our opioid overdose reversal product, NARCAN® Nasal Spray and our travel health products, Vivotif and Vaxchora, are sold commercially through wholesalers and distributors, physician-directed or standing order prescriptions at retail pharmacies and to state and local community healthcare agencies, practitioners and hospitals.
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
Cost of product sales and CDMO services
Products - The primary expenses that we incur to deliver our products consist of fixed and variable costs. We determine the cost of product sales for products sold during a reporting period based on the average manufacturing cost per unit in the period those units were manufactured. Fixed manufacturing costs include

EMERGENT BIOSOLUTIONS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited, amounts in millions, except share and per share amounts)
facilities, utilities and amortization of intangible assets. Variable manufacturing costs primarily consist of costs for materials and personnel-related expenses for direct and indirect manufacturing support staff, contract manufacturing operations, sales-based royalties, shipping and logistics. In addition to the fixed and variable manufacturing costs described above, the cost of product sales depends on utilization of available manufacturing capacity. For our commercial sales, other associated expenses include sales-based royalties (which include fair value adjustments associated with contingent consideration), shipping and logistics.
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
In many cases, we plan to seek funding for development activities from external sources and third parties, such as governments and non-governmental organizations, or through collaborative partnerships. We expect our research and development spending will be dependent upon such factors as the results from our clinical trials, the availability of reimbursement of research and development spending, the number of product candidates under development, the size, structure and duration of any clinical programs that we may initiate, the costs associated with manufacturing and development of our product candidates on a large-scale basis for later stage clinical trials and our ability to use or rely on data generated by government agencies.
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
New accounting standards
For a discussion of new accounting standards please see Note 2, Basis of presentation and principles of consolidation, in Part I item 1, of this Quarterly Report on Form 10-Q.
Critical accounting policies and estimates
The preparation of our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S., requires us to make estimates, judgments and assumptions that may affect the reported amounts of assets, liabilities, equity, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis we evaluate our estimates, judgments and methodologies. We base our estimates on historical experience and on various other assumptions that we believe are reasonable, the results of which form the basis for making judgments about the carrying values of assets, liabilities and equity and the amount of revenues and expenses. Actual results may differ from these estimates. During the six months ended June 30, 2022, there have been no significant changes to our critical accounting policies and estimates contained in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC.

EMERGENT BIOSOLUTIONS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited, amounts in millions, except share and per share amounts)
Results of operations

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Product sales net:
Nasal naloxone products	$101.6	$106.2	$(4.6)	(4)%	$194.7	$180.4	$14.3	8%
ACAM2000	—	—	—	NM	14.4	—	14.4	NM
Anthrax vaccines	95.6	51.5	44.1	86%	199.2	106.5	92.7	87%
Other product sales	40.0	23.5	16.5	70%	66.0	32.2	33.8	NM
Total product sales, net	237.2	181.2	56.0	31%	474.3	319.1	155.2	49%
Contract development and manufacturing:
Services	2.7	103.6	(100.9)	(97)%	54.5	171.2	(116.7)	(68)%
Leases	(4.5)	87.3	(91.8)	NM	4.5	203.5	(199.0)	(98)%
Total contract development and manufacturing	(1.8)	190.9	(192.7)	NM	59.0	374.7	(315.7)	(84)%
Contracts and grants	7.3	25.4	(18.1)	(71)%	16.9	46.7	(29.8)	(64)%
Total revenues	242.7	397.5	(154.8)	(39)%	550.2	740.5	(190.3)	(26)%

Operating expenses:
Cost of product sales	91.0	81.2	9.8	12%	171.3	133.8	37.5	28%
Cost of contract development and manufacturing	78.8	146.6	(67.8)	(46%)	154.4	193.3	(38.9)	(20%)
Research and development	49.8	48.9	0.9	2%	96.2	101.4	(5.2)	(5%)
Selling, general and administrative	81.1	91.2	(10.1)	(11%)	165.9	172.1	(6.2)	(4%)
Amortization of intangible assets	14.0	15.1	(1.1)	(7%)	28.0	30.0	(2.0)	(7%)
Total operating expenses	314.7	383.0	(68.3)	(18%)	615.8	630.6	(14.8)	(2%)

Income (loss) from operations	(72.0)	14.5	(86.5)	NM	(65.6)	109.9	(175.5)	NM

Other income (expense):
Interest expense	(7.8)	(8.6)	0.8	(9%)	(16.0)	(17.1)	1.1	(6%)
Other, net	(3.0)	1.3	(4.3)	NM	(5.0)	(0.4)	(4.6)	NM
Total other income (expense), net	(10.8)	(7.3)	(3.5)	48%	(21.0)	(17.5)	(3.5)	20%

Income (loss) before income taxes	(82.8)	7.2	(90.0)	NM	(86.6)	92.4	(179.0)	NM
Income taxes	26.4	(2.6)	29.0	NM	26.5	(18.1)	44.6	NM
Net income (loss)	$(56.4)	$4.6	$(61.0)	NM	$(60.1)	$74.3	$(134.4)	NM

NM - Not meaningful

EMERGENT BIOSOLUTIONS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited, amounts in millions, except share and per share amounts)
Total revenues

Legend
Nasal naloxone products	Other product sales
ACAM2000	CDMO
Anthrax vaccines	Contracts and grants
Product sales, net
Anthrax vaccines
The increase in Anthrax vaccine sales for the three and six months ended June 30, 2022 was primarily due to an increase in the number of doses sold as a result of the timing of deliveries to the USG. The price per unit of Anthrax vaccines was largely consistent period over period. Anthrax vaccine product sales are made under annual purchase options exercised by the USG. Fluctuations in revenues result from the timing of the exercise of annual purchase options and the USG purchases and Company delivery of orders that follow.
Nasal naloxone products
The decrease in Nasal naloxone product sales for the three months ended June 30, 2022 was driven by a reduction in commercial retail sales following the launch of a generic version of NARCAN Nasal Spray 4mg in December 2021. This decrease was offset by strong growth in unit sales of NARCAN Nasal Spray to U.S. public interest and Canadian customers, as well as from sales of the authorized generic product licensed to Sandoz which launched in December 2021. The increase in sales for the six months ended June 30, 2022 was driven by an increase in U.S. public interest, Canadian, and authorized generic sales offset by a reduction in commercial retail sales following the launch of a generic version of NARCAN Nasal Spray 4mg in December 2021.
ACAM2000
There were no sales of ACAM2000 in the three months ended June 30, 2022 or the three and six months ended June 30, 2021. The Company had sales of ACAM2000 in the first quarter 2022 to non-US customers.
Other product sales
The increase in Other product sales for the three months ended June 30, 2022 was due to sales of VIGIV driven by timing of deliveries to the SNS and sales of BAT driven by timing of deliveries to international customers. The increase in Other product sales for the six months ended June 30, 2022 was due to increased sales of VIGIV, BAT, and Anthrasil.
CDMO
Services
The decrease in CDMO services revenue for the three and six months ended June 30, 2022 of $100.9 million and $116.7 million, respectively, is largely due to reduced production activities at the Company's Bayview facility as a result of a pause in manufacturing under the Janssen contract which began in the first quarter 2022 and no activities under the AstraZeneca contract in 2022. The combined services revenues from the Janssen and AstraZeneca contracts decreased $82.0 million and $110.5 million during the three and six months ended June 30, 2022, respectively. Additionally, the Company's Camden facility had reduced production in the three and six months ended June 30, 2022 compared to prior periods. These declines in revenues at the Bayview

EMERGENT BIOSOLUTIONS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited, amounts in millions, except share and per share amounts)
and Camden facilities were offset by an increase in manufacturing activities at the Company's Winnipeg facility to support drug substance and drug product manufacturing for customers products and product candidates.
Leases
The decrease in CDMO lease revenue for the three and six months ended June 30, 2022 was primarily due to a reduction of $70.4 million and $167.9 million, respectively, associated with the completion of our COVID-19 development public-private partnership with BARDA in November 2021 as well as reduced lease revenues under the Janssen contract of $21.9 million and $31.6 million, respectively.
Contracts and grants
The decrease in Contracts and grants revenue for the three and six months ended June 30, 2022 was largely due to BARDA's completion of the Center of Innovation and Advanced Development and Manufacturing agreement in November 2021 as well as decreases in development activities associated with various other externally funded research and development projects.
Cost of product sales

Cost of product sales
●	Gross profit margin for Product segment
Cost of product sales increased for the three and six months ended June 30, 2022 as compared with the three and six months ended June 30, 2021, largely due to an increase in product sales. The increase in gross profit margin for the Product segment for the three and six months ended June 30, 2022 was largely due to a favorable product revenue mix which was weighted more heavily to higher margin products.
Cost of CDMO Services

Cost of CDMO services
●	Gross profit margin for Services segment
●	Not meaningful
Cost of CDMO decreased for the three and six months ended June 30, 2022 as compared with the three and six months ended June 30, 2021. The decrease is primarily due to reduced production activities across our CDMO network in Q2 2022 compared to Q2 2021 resulting in decreased raw materials consumption, as well as a $41.5 million inventory write-off in Q2 2021. These decreases were partially offset by increased costs at the Company's Winnipeg facility due to an increase in manufacturing activities and Camden facility due to additional investments in quality enhancement and improvement initiatives. The decrease in gross profit margin for the Services segment was also impacted by the completion of the BARDA lease in November 2021.

EMERGENT BIOSOLUTIONS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited, amounts in millions, except share and per share amounts)
Research and development expenses (Gross and Net)

Research and development expense
●	Research and development expense, net of contracts and grants revenue
Research and development expense for the three months ended June 30, 2022 was consistent with the prior year. Research and development expense decreased for the six months ended June 30, 2022 a compared with the six months ended June 30, 2021 due to a decline in spending for the Company's COVID therapeutic product candidates partially offset by an increase in costs associated with the Company's Phase 3 study of our chikungunya virus-like particle vaccine candidate.
Selling, general and administrative expenses

Selling, general and administrative expenses
●	SG&A as a percentage of total revenue
Selling, general and administrative expenses for the three and six months ended June 30, 2022 decreased as compared with the three and six months ended June 30, 2021 due to lower professional services and marketing expenses partially offset by increased compensation costs.
Amortization of intangible assets

Amortization expense
Amortization of intangible assets and the composition of intangible assets amortized during the three and six months ended June 30, 2022 were consistent with the three and six months ended June 30, 2021.
Total other income (expense), net

Interest expense
Other income (expense), net
The decrease in Other income (expense), net was primarily due to unrealized foreign currency losses recorded related to the remeasurement of certain intercompany balances. Interest expense was largely consistent between periods.

EMERGENT BIOSOLUTIONS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited, amounts in millions, except share and per share amounts)
Income tax expense (benefit)

Income tax expense (benefit)
●	Effective tax rate
During the three and six months ended June 30, 2022 and 2021, the estimated effective annual tax rates were 29% and 26%, respectively. The actual effective tax rates include the impact of discrete tax expense recorded $0.2 million and $0.6 million for the three and six months ended June 30, 2022, respectively, and $1.1 million and $(5.5) million for the three and six months ended June 30, 2021, respectively. Income taxes decreased during the periods largely due to the increase in the net loss before income taxes.
Financial condition, liquidity and capital resources
Our financial condition is summarized as follows:

	June 30, 2022	December 31, 2021	Change %
Financial assets:
Cash and cash equivalents	$358.1	$576.1	(38)%

Borrowings:
Debt, current portion	31.6	31.6	—%
Debt, net of current portion	793.6	809.4	(2)%
Total borrowings	825.2	841.0	(2)%

Working capital:
Current assets	1,084.2	1,272.1	(15)%
Current liabilities	276.7	373.8	(26)%
Total working capital	$807.5	$898.3	(10)%
Sources of liquidity
We have historically financed our operating and capital expenditures through cash on hand, cash from operations, debt financing and contracts and grants development funding. We also obtain financing from the sale of our common stock upon exercise of stock options. We have operated profitably for each of the last five annual fiscal years through the period ended December 31, 2021. As of June 30, 2022, we had unrestricted cash and cash equivalents of

EMERGENT BIOSOLUTIONS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited, amounts in millions, except share and per share amounts)
$358.1 million and capacity under our revolving credit facility of $598.7 million. As of June 30, 2022, we believe that we have sufficient liquidity to fund our operations over the next 12 months.
Cash flows
The following table provides information regarding our cash flows for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021
Net cash used in:
Operating activities	$(52.9)	$(24.6)
Investing activities	(64.3)	(123.1)
Financing activities	(101.2)	(26.0)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	0.4	(0.1)
Net change in cash, cash equivalents and restricted cash	$(218.0)	$(173.8)
Operating activities
Net cash used in operating activities of $52.9 million for the six months ended June 30, 2022 was due to a net income excluding non-cash items of $46.1 million offset by negative working capital changes of $99.0 million due to increases in inventory and an increase in payments for our contingent consideration and other accrued expenses, partially offset by collections on receivables.
Net cash used in operating activities of $24.6 million for the six months ended June 30, 2021 was due to net loss excluding non-cash items of $160.6 million offset by negative working capital changes of $185.2 million.
The increase of $28.3 million from cash used in operating activities of $24.6 million to cash used in operating activities of $52.9 million is due to a decline in net income excluding non-cash items of $114.5 million offset by a decline in negative impacts from working capital changes of $86.2 million.
Investing activities
Net cash used in investing activities relates to purchases of property, plant and equipment and was $64.3 million and $123.1 million for the six months ended June 30, 2022 and 2021, respectively. The cash used in investing activities decreased during the six months ended June 30, 2022 largely due to decreased infrastructure investment as projects to increase capacity and capabilities at our Rockville facility near completion.
Financing activities
Net cash used in financing activities of $101.2 million for the six months ended June 30, 2022 was primarily due to repurchases of stock of $81.9 million and payments on debt of $16.9 million.
Net cash used in financing activities of $26.0 million for the six months ended June 30, 2021 was primarily due to payments on debt of $21.9 million and net payments related to employee share-based compensation activity of $3.0 million.
The increase of $75.2 million of cash used in financing activities is largely due to an increase in cash used for repurchases of stock of $81.9 million offset by a decline in debt payments of $5.0 million.
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
There are numerous risks and uncertainties associated with product sales, delivery of CDMO services and the development and commercialization of our product candidates. We may seek additional external financing to provide additional financial flexibility. Our future capital requirements will depend on many factors, including (but not limited to):
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
▪the extent to which we repurchase additional shares of our common stock under our current share repurchase program; and
▪the costs of commercialization activities, including product marketing, sales and distribution.
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
Economic conditions, including market volatility and adverse impacts on financial markets may make it more difficult to obtain financing on attractive terms, or at all. If financing is unavailable or lost, our business, operating results, financial condition and cash flows would be adversely affected, and we could be forced to delay, reduce the scope of or eliminate many of our planned activities.
Unused credit capacity
Available room under the revolving credit facility for the periods ended June 30, 2022 and December 31, 2021 was:

Total Capacity	Outstanding Letters of Credit	Outstanding Indebtedness on Revolving Credit Facility	Unused Capacity
	June 30, 2022
$600.0	1.3	—	$598.7
	December 31, 2021
$600.0	2.3	—	$597.7

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
We have assessed our exposure to changes in interest rates by analyzing the sensitivity to our operating results assuming various changes in market interest rates. A hypothetical increase of one percentage point in the eurocurrency rate as of June 30, 2022 would increase our interest expense by approximately $0.3 million annually.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in internal control over financial reporting
There have been no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act that occurred during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
There are a number of manufacturing risks that could impact our business, financial condition, operating results and cash flows, including:
•Our inability to maintain quality and manufacturing compliance at our manufacturing facilities has hindered and could continue to hinder our ability to produce products and product candidates for our CDMO customers.
•Disruption at, damage to or destruction of our development and/or manufacturing facilities and supply chain disruption, including lower availability of plasma, may impede our ability to manufacture our products, as well as deliver our CDMO services.
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
•NARCAN is currently subject to generic competition and may be subject to additional branded and generic competition and generic

EMERGENT BIOSOLUTIONS INC.
products rather than branded products are often distributed where a generic version is available.
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
•Our work on PHTs has exposed us to criticism and may expose us to further criticism, from the media, government personnel and others, which could further harm our reputation, negatively affect our share price, operations, and our ability to attract and retain talent.
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

EMERGENT BIOSOLUTIONS INC.
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
We also recently completed the rolling submission of a BLA filing with the FDA related to AV7909 and the application has been accepted for review. There can be no guarantee that our submission will be approved by the FDA. The FDA may decide that our initial data are insufficient and require additional pre-clinical, clinical or other studies. If we are unsuccessful in obtaining FDA licensure, in a timely manner or at all, we may not be able to realize the full potential value of the contract, which could have a material adverse effect on our future business, financial condition, operating results and cash flows. Furthermore, prior to FDA licensure, if we obtain an EUA, the EUA could be terminated if the emergency determination underlying the EUA terminates.
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

EMERGENT BIOSOLUTIONS INC.
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

EMERGENT BIOSOLUTIONS INC.
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
•terminate existing contracts, in whole or in part, for any or no reason;
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
The FDA conducts periodic inspections of our manufacturing facilities for compliance with cGMP requirements relating to quality control. The failure to maintain compliance with such standards at our manufacturing facilities has hindered and could continue to hinder our ability to continue manufacturing for CDMO customers, which could adversely affect our business, financial condition, operating results and cash flows.
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

EMERGENT BIOSOLUTIONS INC.
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

EMERGENT BIOSOLUTIONS INC.
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
We are providing CDMO services for the development and/or manufacture of multiple therapeutic product candidates. There can be no assurance that any of these product candidates will be safe or effective. There can also be no assurance that any of these product candidates will be authorized for emergency use or approved by the FDA or any other health regulatory authority. Even if these product candidates are safe and/or effective and receive authorization or approval by a health regulatory authority, the manufacturing processes for our CDMO COVID-19 programs are under development and are complex. There can be no assurance that we will be able to produce any significant quantity of these product candidates in a timely basis or at all, or negotiate further commitments under our existing

EMERGENT BIOSOLUTIONS INC.
CDMO contracts, which could adversely affect our business, financial condition, operating results and cash flows.
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

EMERGENT BIOSOLUTIONS INC.
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
The COVID-19 pandemic continues to rapidly evolve. The extent to which the pandemic and new variants of COVID-19 may further negatively impact our business, affect the supply chain, disrupt key clinical trials, divert government funding away from our primary procured products and product candidates due to changes in government priorities and potential delays in the delivery of products to our customers will depend on future developments, which are highly uncertain. The ultimate geographic spread of COVID-19 and new variants of the disease, the duration of the pandemic, further travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease cannot be predicted with certainty.
The continually evolving nature of the COVID-19 pandemic and the resulting public health response, including the changing demand for various COVID-19 vaccines and treatments from both patients and governments around the world, may affect the demand for COVID-19 product candidates manufactured by our CDMO business.
Through our CDMO business, we provide services for a variety of product candidates intended for the prevention or treatment of COVID-19 and its symptoms

EMERGENT BIOSOLUTIONS INC.
and effects. These services include product development and drug product fill and finish services.
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

EMERGENT BIOSOLUTIONS INC.
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

EMERGENT BIOSOLUTIONS INC.
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

EMERGENT BIOSOLUTIONS INC.
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

EMERGENT BIOSOLUTIONS INC.
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

EMERGENT BIOSOLUTIONS INC.
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

EMERGENT BIOSOLUTIONS INC.
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

EMERGENT BIOSOLUTIONS INC.
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

EMERGENT BIOSOLUTIONS INC.
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
Government regulators enforce cGMP and other requirements through periodic unannounced inspections of manufacturing facilities. The FDA is authorized to inspect domestic and foreign

EMERGENT BIOSOLUTIONS INC.
manufacturing facilities without prior notice at reasonable times and in a reasonable manner. Health Canada may conduct similar inspections of our domestic and foreign facilities where products offered and sold in Canada are produced, or related formulation and filling operations are conducted. The FDA, Health Canada and other foreign regulatory agencies conduct periodic inspections of our facilities. Following several of these inspections, regulatory authorities have issued inspectional observations, some of which were significant, but all of which are being, or have been, addressed through corrective actions. If, in connection with any future inspection, regulatory authorities find that we are not in substantial compliance with all applicable requirements, or if they are not satisfied with the corrective actions we take, our regulators may undertake enforcement action against us, which may include:
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

EMERGENT BIOSOLUTIONS INC.
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

EMERGENT BIOSOLUTIONS INC.
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

EMERGENT BIOSOLUTIONS INC.
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

EMERGENT BIOSOLUTIONS INC.
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

EMERGENT BIOSOLUTIONS INC.
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

EMERGENT BIOSOLUTIONS INC.
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

EMERGENT BIOSOLUTIONS INC.
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

EMERGENT BIOSOLUTIONS INC.
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
The Senior Secured Credit Facilities include a $450 million Term Loan Facility which had an outstanding principal balance was $379.7 million as of June 30, 2022 and the ability to borrow up to $600 million under our Revolving Credit Facility, of which we had no outstanding borrowings as of June 30, 2022. On August 7, 2020, we completed an offering of $450 million aggregate principal amount of Senior Unsecured Notes, of which $353 million of the net proceeds were used to pay down our Revolving Credit Facility. We may also seek additional debt financing to support our ongoing activities or to provide additional financial flexibility. Debt financing can have significant adverse consequences for our business, including:
•the level, timing and cost of product sales and CDMO services;
•the extent to which we acquire or invest in and integrate companies, businesses, products or technologies;
•the acquisition of new facilities and capital improvements to new or existing facilities;
•the payment obligations under our indebtedness;
•the scope, progress, results and costs of our development activities;
•our ability to obtain funding from collaborative partners, government entities and non-
governmental organizations for our development programs;
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

EMERGENT BIOSOLUTIONS INC.
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

EMERGENT BIOSOLUTIONS INC.
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

EMERGENT BIOSOLUTIONS INC.
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
Our stock price has been, and is likely to continue to be, volatile. The market price of our common stock could fluctuate significantly for many reasons, including in response to the risks described in this “Risk Factors” section, or for reasons unrelated to our operations, such as reports by industry analysts,

EMERGENT BIOSOLUTIONS INC.
investor perceptions or negative announcements by our customers, competitors or suppliers regarding their own performance, as well as industry conditions and general financial, economic and political instability. From November 15, 2006, when our common stock first began trading on the New York Stock Exchange, through July 26, 2022, our common stock has traded as high as $137.61 per share and as low as $4.17 per share. Due to fears associated with current world events, current historically high levels of inflation and the possible resurgence of COVID-19, the stock market has been experiencing extreme volatility and the market for biopharmaceutical companies has generally experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price of our common stock may be influenced by many factors, including, among others:
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

EMERGENT BIOSOLUTIONS INC.
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

EMERGENT BIOSOLUTIONS INC.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent sales of unregistered securities
Not applicable.
Use of proceeds
Not applicable.
Purchases of equity securities
Share repurchase program
The table below presents information regarding shares of our common stock that we repurchased during the three months ended June 30, 2022:

Issuer Purchases of Equity Securities
Periods	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
April 2022	333,000	$39.96	333,000	$72,013,726
May 2022	325,000	$30.64	325,000	$62,054,921
June 2022	—	—	—	$62,054,921
Total	658,000		658,000
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
2.1 †
Asset Purchase Agreement, dated May 15, 2022, by and among Emergent BioSolutions Inc., the Sellers identified therein, Chimerix, Inc., (incorporated by reference to Exhibit 2 to the Company's Current Report on Form 8-K, filed on May 16, 2022).

10.1#†	Modification No. 28, effective April 14, 2022, to the CDC BioThrax Procurement Contract
10.2#†	Modification No. 29, effective June 16, 2022, to the CDC BioThrax Procurement Contract
31.1 #	Certification of the Chief Executive Officer, pursuant to Exchange Act Rule 13a-14(a).
31.2 #	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).
32.1 #	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 #	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 #
The following financial information related to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statement of Changes in Stockholders' Equity; and (vi) the related Notes to the Condensed Consolidated Financial Statements.

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

EMERGENT BIOSOLUTIONS INC.

By: /s/ROBERT G. KRAMER Robert G. Kramer President, Chief Executive Officer and Director (Principal Executive Officer)

Date: August 1, 2022

By: /s/RICHARD S. LINDAHL Richard S. Lindahl Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Date: August 1, 2022