Form 10-Q
period 2022-09-30
Emergent BioSolutions Inc.
filed 2022-11-09
CIK 1367644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 1, 2022 the registrant had 49,888,218 shares of common stock outstanding.

Emergent BioSolutions Inc.
Form 10-Q

EMERGENT BIOSOLUTIONS INC.
PART I. FINANCIAL INFORMATION
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q and the documents we incorporate by reference include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, including statements regarding the future performance of Emergent BioSolutions Inc. or our business strategy, future operations, future financial position, future revenues and earnings, projected costs, prospects, plans and objectives of management and the ongoing impact of the COVID-19 pandemic, are forward-looking statements. We generally identify forward-looking statements by using words like "anticipate," "believe," "continue," "estimate," "expect," "forecast," "intend," "may," "plan," should," "will," and similar expressions or variations thereof, or the negative thereof, but these terms are not the exclusive means of identifying such statements. Forward-looking statements are based on our current intentions, beliefs and expectations regarding future events. We cannot guarantee that any forward-looking statement will be accurate. You should realize that if underlying assumptions prove inaccurate or unknown risks or uncertainties materialize, actual results could differ materially from our expectations. You are, therefore, cautioned not to place undue reliance on any forward-looking statement. Any forward-looking statement speaks only as of the date on which such statement is made, and, except as required by law and the rules of the Securities and exchange Commission (the "SEC"), we do not undertake to update any forward-looking statement to reflect new information, events or circumstances.
There are a number of important factors that could cause our actual results to differ materially from those indicated by such forward-looking statements, including, among others:
▪the availability of U.S. Government ("USG") funding for contracts related to procurement of our medical countermeasures, including AV7909 (Anthrax vaccine adsorbed (AVA), adjuvanted), BioThrax® (Anthrax Vaccine Adsorbed) and ACAM2000®, (Smallpox (Vaccinia) Vaccine, Live), among others, as well as contracts related to development of medical countermeasures;
▪our ability to meet our commitments to quality and compliance in all of our manufacturing operations;
▪the impact of the generic marketplace on NARCAN® (naloxone HCI) Nasal Spray and future NARCAN sales;
▪our ability to perform under our contracts with the USG, including the timing of and specifications relating to deliveries;
▪our ability to provide contract development and manufacturing ("CDMO") services for the development and/or manufacture of product and/or product candidates of our customers at required levels and on required timelines;
▪our ability to obtain and maintain regulatory approvals for our product candidates and the timing of any such approvals;
▪the ability of our contractors and suppliers to maintain compliance with current good manufacturing practices and other regulatory obligations;
▪our ability to negotiate additional USG procurement or follow-on contracts for our Public Health Threat ("PHT") products that have expired or will be expiring;
▪our ability to negotiate new CDMO contracts and the negotiation of further commitments related to the collaboration and deployment of capacity toward future commercial manufacturing under our existing CDMO contracts;
▪our ability to collect reimbursement for raw materials and payment of services fees from Janssen Pharmaceuticals, Inc. or other CDMO customers;
▪the outcomes associated with pending shareholder litigation and government investigations;
▪our ability to comply with the operating and financial covenants required by our senior secured credit facilities (Senior Secured Credit Facilities) and our 3.875% Senior Unsecured Notes due 2028;
▪the procurement of products by USG entities under regulatory exemptions prior to approval by the U.S. Food and Drug Administration ("FDA") and corresponding procurement by government entities outside of the United States under regulatory exemptions prior to approval by the corresponding regulatory authorities in the applicable country;
▪the extent of any ongoing impact of the COVID-19 pandemic on our supply chains and potential future impact thereof on our markets, operations and employees as well as those of our customers and suppliers;

EMERGENT BIOSOLUTIONS INC.
▪the impact on our revenues from and duration of declines in sales of our vaccine products that target travelers due to the reduction of international travel caused by the COVID-19 pandemic;
▪our ability to identify and acquire companies, businesses, products or product candidates that satisfy our selection criteria, contribute to our overall business strategy, and align with our underlying assumptions that formed the basis of acquisition;
▪our ability to commercialize, market and manufacture new product candidates successfully; and
▪the accuracy of our estimates regarding future revenues, expenses, capital requirements and needs for additional financing.
The foregoing sets forth many, but not all, of the factors that could cause actual results to differ from our expectations in any forward-looking statement. When evaluating our forward-looking statements, you should consider this cautionary statement along with the risk factors identified elsewhere in this document, including in the sections entitled "Risk Factor Summary", "Risk Factors", "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Quantitative and Qualitative Disclosures about Market Risk", as well as the risks identified in our other reports filed with the SEC. New factors emerge from time to time, and it is not possible for management to predict all such factors, nor can it assess the impact of any such factor on the business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement.
NOTE REGARDING COMPANY REFERENCES
References in this report to “Emergent,” the “Company,” “we,” “us,” and “our” refer to Emergent BioSolutions Inc. and its consolidated subsidiaries.
NOTE REGARDING TRADE NAMES
Emergent®, BioThrax®, BaciThrax®, RSDL®, BAT®, Trobigard®, Anthrasil®, CNJ-016®, ACAM2000®, Vivotif®, Vaxchora®, NARCAN®, Ebanga™, TEMBEXA® and any and all Emergent BioSolutions Inc. brands, products, services and feature names, logos and slogans are trademarks or registered trademarks of Emergent BioSolutions Inc. or its subsidiaries in the United States or other countries. All other brands, products, services and feature names or trademarks are the property of their respective owners.

ITEM 1. FINANCIAL STATEMENTS
Emergent BioSolutions Inc.
Condensed Consolidated Balance Sheets
(in millions, except per share amounts)

	September 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$240.9	$576.1
Restricted cash	0.1	0.2
Accounts receivable, net	191.3	274.7
Inventories, net	546.3	350.8
Prepaid expenses and other current assets	139.9	70.3
Total current assets	1,118.5	1,272.1

Property, plant and equipment, net	806.7	800.1
Intangible assets, net	722.7	604.6
Goodwill	224.9	224.9
Other assets	35.7	57.3
Total assets	$2,908.5	$2,959.0

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$103.8	$128.9
Accrued expenses	35.9	51.7
Accrued compensation	82.5	88.7
Debt, current portion	21.2	31.6
Other current liabilities	25.0	72.9
Total current liabilities	268.4	373.8

Debt, net of current portion	1,032.1	809.4
Deferred tax liability	113.8	94.9
Other liabilities	44.9	61.9
Total liabilities	1,459.2	1,340.0

Stockholders' equity:
Preferred stock, $0.001 par value; 15.0 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value; 200.0 shares authorized, 55.5 and 55.1 shares issued; 49.9 and 51.3 shares outstanding, respectively	0.1	0.1
Treasury stock, at cost, 5.6 and 3.8 common shares, respectively	(227.7)	(152.2)
Additional paid-in capital	860.1	829.4
Accumulated other comprehensive loss, net	(5.2)	(16.1)
Retained earnings	822.0	957.8
Total stockholders' equity	1,449.3	1,619.0
Total liabilities and stockholders' equity	$2,908.5	$2,959.0
See accompanying notes.

Emergent BioSolutions Inc.
Condensed Consolidated Statements of Operations
(unaudited, in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Product sales, net	$186.2	$270.5	$660.5	$589.6
CDMO:
Services	36.2	112.6	90.7	283.7
Leases	0.2	(71.0)	4.7	132.6
Total CDMO	36.4	41.6	95.4	416.3
Contracts and grants	17.4	16.9	34.3	63.6
Total revenues	240.0	329.0	790.2	1,069.5

Operating expenses:
Cost of product sales	85.5	103.2	256.8	237.0
Cost of CDMO	63.1	114.3	217.5	307.6
Research and development	39.2	49.6	135.4	151.0
Selling, general and administrative	80.2	82.1	246.1	254.2
Amortization of intangible assets	14.0	14.5	42.0	44.5
Total operating expenses	282.0	363.7	897.8	994.3

Income (loss) from operations	(42.0)	(34.7)	(107.6)	75.2

Other income (expense):
Interest expense	(8.5)	(8.4)	(24.5)	(25.5)
Other, net	(13.4)	(2.4)	(18.4)	(2.8)
Total other income (expense), net	(21.9)	(10.8)	(42.9)	(28.3)

Income (loss) before income taxes	(63.9)	(45.5)	(150.5)	46.9
Income tax benefit (provision)	(11.8)	12.8	14.7	(5.3)
Net income (loss)	$(75.7)	$(32.7)	$(135.8)	$41.6

Net income (loss) per common share
Basic	$(1.52)	$(0.61)	$(2.71)	$0.78
Diluted	$(1.52)	$(0.61)	$(2.71)	$0.77

Shares used in computing net loss per common share
Basic	49.9	53.7	50.2	53.6
Diluted	49.9	53.7	50.2	54.3
`
See accompanying notes.

Emergent BioSolutions Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited, in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss)	$(75.7)	$(32.7)	$(135.8)	$41.6
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(1.3)	0.3	(0.4)	(1.4)
Unrealized gains (losses) on hedging activities	2.2	(1.0)	11.3	3.6
Total other comprehensive income (loss), net of tax	0.9	(0.7)	10.9	2.2
Comprehensive income (loss), net of tax	$(74.8)	$(33.4)	$(124.9)	$43.8
See accompanying notes.

Emergent BioSolutions Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited, in millions)

	Nine Months Ended September 30,
	2022	2021
Cash flows used in operating activities:
Net income (loss)	$(135.8)	$41.6
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Share-based compensation expense	33.4	32.3
Depreciation and amortization	107.7	94.6
Adjustment for prior period lease receivables (Note 10)	—	86.1
Change in fair value of contingent consideration, net	2.4	2.6
Amortization of deferred financing costs	3.1	3.1
Deferred income taxes	23.0	0.6
Other	13.0	5.1
Changes in operating assets and liabilities:
Accounts receivable	76.2	(114.7)
Inventories	(112.2)	(58.0)
Prepaid expenses and other assets	(29.2)	(54.8)
Accounts payable	(9.0)	3.5
Accrued expenses and other liabilities	(98.0)	(19.3)
Accrued compensation	(5.7)	(11.1)
Contract liabilities	4.2	(19.5)
Net cash used in operating activities:	(126.9)	(7.9)
Cash flows used in investing activities:
Purchases of property, plant and equipment	(92.2)	(178.3)
Asset acquisitions	(243.7)	—
Net cash used in investing activities:	(335.9)	(178.3)
Cash flows provided by (used in) financing activities:
Proceeds from revolving credit facility	238.0	—
Purchases of treasury stock	(81.9)	—
Principal payments on term loan facility	(25.3)	(16.9)
Principal payments on convertible senior notes	—	(10.6)
Proceeds from share-based compensation activity	3.0	12.5
Taxes paid for share-based compensation activity	(5.7)	(13.5)
Contingent consideration payments	—	(2.5)
Net cash provided by (used in) financing activities:	128.1	(31.0)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(0.6)	(0.3)
Net change in cash, cash equivalents and restricted cash	(335.3)	(217.5)
Cash, cash equivalents and restricted cash at beginning of period	576.3	621.5
Cash, cash equivalents and restricted cash at end of period	$241.0	$404.0
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$26.7	$27.3
Cash paid during the period for income taxes	$23.9	$57.6
Supplemental information on non-cash investing and financing activities:
Purchases of property, plant and equipment unpaid at period end	$10.0	$20.6
Reconciliation of cash and cash equivalents and restricted cash at September 30, 2022 and December 31, 2021:
Cash and cash equivalents	$240.9	$576.1
Restricted cash	0.1	0.2
Total	$241.0	$576.3
See accompanying notes.

Emergent BioSolutions Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity
(unaudited, in millions)

	$0.001 Par Value Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	55.1	$0.1	(3.8)	$(152.2)	$829.4	$(16.1)	$957.8	$1,619.0
Share-based compensation activity	0.4	—	—	—	30.7	—	—	30.7
Net loss	—	—	—	—	—	—	(135.8)	(135.8)
Repurchases of stock	—	—	(1.8)	(75.5)	—	—	—	(75.5)
Other comprehensive income, net of tax	—	—	—	—	—	10.9	—	10.9
Balance at September 30, 2022	55.5	$0.1	(5.6)	$(227.7)	$860.1	$(5.2)	$822.0	$1,449.3

Balance at June 30, 2022	55.5	$0.1	(5.6)	$(227.7)	$849.2	$(6.1)	$897.7	$1,513.2
Share-based compensation activity	—	—	—	—	10.9	—	—	10.9
Net loss	—	—	—	—	—	—	(75.7)	(75.7)
Repurchases of stock	—	—	—	—	—	—	—	—
Other comprehensive income, net of tax	—	—	—	—	—	0.9	—	0.9
Balance at September 30, 2022	55.5	$0.1	(5.6)	$(227.7)	$860.1	$(5.2)	$822.0	$1,449.3

Balance at December 31, 2020	54.3	$0.1	(1.2)	$(39.6)	$784.9	$(25.3)	$726.9	$1,447.0
Share-based compensation activity	0.6	—	—	—	31.9	—	—	31.9
Net income	—	—	—	—	—	—	41.6	41.6
Other comprehensive income, net of tax	—	—	—	—	—	2.2	—	2.2
Balance at September 30, 2021	54.9	$0.1	(1.2)	$(39.6)	$816.8	$(23.1)	$768.5	$1,522.7

Balance at June 30, 2021	54.9	$0.1	(1.2)	$(39.6)	$804.4	$(22.4)	$801.2	$1,543.7
Share-based compensation activity	—	—	—	—	12.4	—	—	12.4
Net loss	—	—	—	—	—	—	(32.7)	(32.7)
Other comprehensive loss, net of tax	—	—	—	—	—	(0.7)	—	(0.7)
Balance at September 30, 2021	54.9	$0.1	(1.2)	$(39.6)	$816.8	$(23.1)	$768.5	$1,522.7
See accompanying notes.

EMERGENT BIOSOLUTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in millions, except share and per share amounts)

1.Business
Overview
Emergent BioSolutions Inc. (“Emergent,” the “Company,” “we,” “us,” and “our”) is a global life sciences company focused on providing innovative preparedness and response solutions addressing accidental, deliberate, and naturally occurring Public Health Threats (PHTs). The Company's solutions include a product portfolio, a product development portfolio, and a contract development and manufacturing (CDMO) services portfolio.
The Company is focused on the following five distinct PHT categories: chemical, biological, radiological, nuclear and explosives (CBRNE); emerging infectious diseases (EID); travel health; emerging health crises; and acute/emergency care. The Company has a product portfolio of thirteen products (vaccines, therapeutics and drug-device combination products). The revenue generated by the products comprises a substantial portion of the Company's revenue. The Company also has one product candidate that is procured under special circumstances by the U.S. government (USG), although it is not approved by the U.S. Food and Drug Administration (FDA). The Company structures the business with a focus on markets and customers. As such, the key components of the business structure include the following three business lines: Government - Medical Countermeasures (MCM) Products, Commercial Products, and CDMO Services. The Company operates as two operating segments: 1) a products segment (Products) consisting of the Government - MCM and Commercial business lines and 2) a services segment (Services) focused on CDMO (Note 14, "Segment information").
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
▪TEMBEXA®, an oral antiviral formulated as 100 mg tablets and 10 mg/mL oral suspension dosed once weekly for two weeks. It has been approved by the FDA for the treatment of human smallpox disease caused by variola virus in adult and pediatric patients, including neonates.

EMERGENT BIOSOLUTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in millions, except share and per share amounts)
▪Ebanga™ (ansuvimab-zykl, formerly referred to as mAb114) is a monoclonal antibody with antiviral activity provided through a single IV infusion for the treatment of Ebola. Under the terms of a collaboration with Ridgeback Biotherapeutics, Emergent will be responsible for the manufacturing, sale, and distribution of Ebanga™ in the United States and Canada, and Ridgeback Biotherapeutics will serve as the global access partner for Ebanga™.
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
Services - Contract Development and Manufacturing
The Company's services line focused on CDMO offerings covers development services, drug substance manufacturing, drug product manufacturing, and when necessary, suite reservations, which depending on facts and circumstances could be considered a lease. These services are provided to customers spanning the pharmaceutical and biotechnology industries as well as the USG and non-governmental organizations. The Company's technology platforms include mammalian, microbial, viral, plasma and advanced therapies utilizing the Company's core capabilities for manufacturing to third parties on a clinical and commercial (small and large) scale. Additional services include fill/finish formulation and analytical development services for injectable and other sterile products, inclusive of process design, technical transfer, manufacturing validations, aseptic filling, lyophilization, final packaging and stability studies, as well as manufacturing of vial and pre-filled syringe formats on multiple platforms.
Asset Acquisition
During the three months ended September 30, 2022, the Company acquired from Chimerix ("the Seller") the exclusive worldwide rights to brincidofovir, including TEMBEXA® and related assets (the “Transaction”). TEMBEXA is a medical countermeasure for smallpox approved by the FDA in June 2021. Under the terms of the Asset Purchase Agreement (the "Purchase Agreement"), the Company paid $238.0 million upon closing of the Transaction, and is subject to potential milestone payments of up to $124.0 million contingent on the potential exercise by the U.S. government of procurement options. The closing payment and the milestone payments were based on the actual procurement value of the procurement contract (the "BARDA Contract") with the Biomedical Advanced Research and Development Authority (“BARDA”). Each milestone payment is associated with the exercise of future BARDA procurement options of TEMBEXA following the BARDA Contract base period. The Seller is also eligible to receive up to $12.5 million in regulatory milestones associated with the SymBio Pharmaceuticals Ltd. brincidofovir licensing arrangements assumed by the Company in the Transaction. The milestone payments will be recorded when the associated procurement options have been exercised and/or the regulatory milestones have been met and the consideration is paid or becomes payable.
The Seller may also earn a 20% royalty on future gross profit of TEMBEXA in the United States associated with volumes above 1.7 million treatment courses of therapy during the exclusivity period of TEMBEXA. Outside of the United States, the Purchase Agreement also allows the Seller to earn a 15% royalty on all gross profit associated with TEMBEXA sales during the exclusivity period of TEMBEXA on a market-to-market basis. Refer to Note 6, "Intangible assets" for additional information around the impacts of this asset acquisition on the current period results.

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
All adjustments contained in the accompanying unaudited condensed consolidated financial statements are of a normal recurring nature and are necessary to present fairly the financial position of the Company as of September 30, 2022. Interim results are not necessarily indicative of results that may be expected for any other interim period or for an entire year.

Going Concern
As of September 30, 2022, there is $238.0 million outstanding on the revolver loan and $371.3 million on the term loan that matures in October 2023, which is within one year of the date that the consolidated financial statements are issued for the quarter ended September 30, 2022. The Company determined that there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. This evaluation considered the potential mitigating effect of management’s plans that have not been fully implemented. Management may evaluate the mitigating effect of its plans to determine if it is probable that (1) the plans will be effectively implemented within one year after the date the financial statements are issued, and (2) when implemented, the plans will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern. The Company's plan to alleviate the substantial doubt includes amending its existing revolver loan and term loan that are due October 2023.
While the Company is in the process of and expects to replace the current credit facility before it matures, management cannot make the assumption that it is probable that the Company will be able to obtain such debt refinancing on commercially reasonable terms or at all until the new credit facility is in place. The Company is currently working with its lenders and expects to refinance the credit facility with revised terms and conditions. The extent to which the Company will be able to affect such refinancing, replacement or maturity extension on terms that are favorable or at all is dependent on a number of uncertain factors, including then-prevailing credit and other market conditions, economic conditions, particularly in the pharmaceutical and biotechnology industry, disruptions or volatility caused by factors such as COVID-19, regional conflicts, inflation, and supply chain disruptions. In addition, rising interest rates could limit our ability to refinance our existing credit facility when it matures or cause us to pay higher interest rates upon refinancing.
As the replacement of the Company’s current debt facility is conditional upon the execution of agreements with new or existing third parties, which are considered outside of the Company’s control, until such time as they are completed, the refinancing cannot be considered to be probable to occur as of the date of this report. The Condensed Consolidated Financial Statements have been prepared assuming the Company will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Significant accounting policies
During the nine months ended September 30, 2022, there have been no significant changes to the Company's summary of significant accounting policies contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC that have materially impacted the presentation of the Company's financial statements. During the nine months ended September 30, 2022, the Company revised the reporting that the chief operating decision maker ("the CODM") reviews in order to assess Company performance. The CODM manages the business with a focus on two reportable segments: 1) Products segment consisting of the Government - MCM and

EMERGENT BIOSOLUTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in millions, except share and per share amounts)
Commercial business lines and 2) Services segment focused on CDMO. This change is further outlined in Note 14, "Segment information".
Fair value measurements
Separate disclosure is required for assets and liabilities measured at fair value on a recurring basis from those measured at fair value on a non-recurring basis. The Company has cash held in money market accounts (level 1) and time deposits (level 2), contingent purchase consideration (level 3) and interest rate swaps arrangements (level 2) that are measured at fair value on a recurring basis (Note 7, "Fair value measurements" and Note 8, "Derivative instruments and hedging activities").
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
As of September 30, 2022 and December 31, 2021, the Company had no other significant assets or liabilities that were measured at fair value.
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
Recently Adopted
ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting
In March 2020, the FASB issued Topic 848, which was further amended in January 2021. Topic 848 provides relief for impacted areas as it relates to impending reference rate reform. It contains optional expedients and exceptions to debt arrangements, contracts, hedging relationships, and other areas or transactions that are impacted by reference rate reform. This guidance is effective upon issuance for all entities and elections of certain optional expedients are required to apply the provisions of the guidance. As of September 30, 2022, the Company adopted this ASU with no material impact to our consolidated financial statements.

EMERGENT BIOSOLUTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in millions, except share and per share amounts)
3.    Inventories, net
Inventories, net consisted of the following:

	September 30, 2022	December 31, 2021
Raw materials and supplies	$277.4	$217.5
Work-in-process	138.3	95.8
Finished goods	130.6	37.5
Total inventories, net (1)	$546.3	$350.8

(1) During the three months ended September 30, 2022, the Company acquired certain assets through an asset acquisition, the Transaction, and the related inventories of $84.8 million were included in our inventories balances as of September 30, 2022.

Inventories, net is stated at the lower of cost or net realizable value. For additional information related to the termination of the manufacturing services agreement (the “Agreement”) with Janssen Pharmaceuticals, Inc. (“Janssen”) and associated evaluation of inventory as of September 30, 2022, refer to Note 10, "Revenue recognition."
4.    Property, plant and equipment, net
Property, plant and equipment, net consisted of the following:

	September 30, 2022	December 31, 2021
Land and improvements	$53.5	$52.1
Buildings, building improvements and leasehold improvements	321.9	269.7
Furniture and equipment	551.2	513.5
Software	65.3	60.7
Construction-in-progress	181.0	223.2
Property, plant and equipment, gross	$1,172.9	$1,119.2
Less: Accumulated depreciation & amortization	(366.2)	(319.1)
Total property, plant and equipment, net	$806.7	$800.1
As of September 30, 2022 and December 31, 2021, construction-in-progress primarily included costs incurred related to construction to advance the Company's CDMO capabilities.
Property, plant and equipment, net is stated at cost, less accumulated depreciation and amortization. During the nine months ended September 30, 2022, the Company recorded accelerated depreciation of $12.7 million reflecting a shortening of the useful life of certain property, plant and equipment which were to be used in the manufacturing process to fulfill the manufacturing services agreement with Janssen. For additional information related to the termination of the Agreement, refer to Note 10, "Revenue recognition".

EMERGENT BIOSOLUTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in millions, except share and per share amounts)
5.    Leases
The Company is the lessee for operating leases for offices, research and development facilities and manufacturing facilities. The Company determines if an arrangement is a lease at inception. Operating leases are included in right-of-use (ROU) assets and liabilities. For a discussion of lessor activities, see Note 10, "Revenue recognition".
The components of lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating lease cost:
Amortization of right-of-use assets	$1.4	$1.4	$4.2	$4.2
Interest on lease liabilities	0.3	0.3	0.8	1.0
Total operating lease cost	$1.7	$1.7	$5.0	$5.2
Operating lease costs are reflected as components of cost of product sales, cost of contract development and manufacturing, research and development expense and selling, general and administrative expense.
Supplemental balance sheet information related to lessee activities is as follows:

(In millions, except lease term and discount rate)	Balance Sheet Location	September 30, 2022	December 31, 2021
Operating lease right-of-use assets	Other assets	$20.5	$28.3

Operating lease liabilities, current portion	Other current liabilities	5.7	5.8
Operating lease liabilities	Other liabilities	15.8	24.2
Total operating lease liabilities		$21.5	$30.0

Operating leases:
Weighted average remaining lease term (years)		5.9	7.0
Weighted average discount rate		4.0%	4.1%
During the three months ended September 30, 2022, the Company exercised the option to purchase our Rockville manufacturing facility. As a result, the Company removed the related operating lease right-of-use asset and operating lease liability of $3.5 million and $3.4 million, respectively. The purchased assets have been properly included in "Property, plant and equipment, net" on our condensed consolidated balance sheet as of September 30, 2022.

EMERGENT BIOSOLUTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in millions, except share and per share amounts)
6.    Intangible assets
The Company's intangible assets consist of products acquired via business combinations or asset acquisitions. The following table summarizes the Company's Intangible assets, net:

		September 30, 2022			December 31, 2021
Asset Type	Estimated Life	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Products (1)	8-22 years	$958.1	$235.4	$722.7	$798.0	$193.5	$604.5
CDMO	8 years	5.5	5.5	—	5.5	5.4	0.1
Total intangible assets		$963.6	$240.9	$722.7	$803.5	$198.9	$604.6

(1) During the three months ended September 30, 2022, we acquired certain assets through asset acquisitions, and the related intangible assets were assigned to the "Products" asset type, of which $154.7 million was related to the Transaction.

Amortization expense associated with the Company's intangible assets was recorded as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Amortization Expense	$14.0	$14.5	$42.0	$44.5
As of September 30, 2022, the weighted average amortization period remaining for intangible assets was 11.4 years.
The table below summarizes the changes in the carrying amount of the Company's goodwill balance:

Goodwill, December 31, 2021	$224.9
Foreign currency translation adjustments	—
Goodwill, September 30, 2022	$224.9
The carrying amount of goodwill included accumulated impairments of $41.7 million as of September 30, 2022 and December 31, 2021, respectively.
The Company has $224.9 million of total goodwill which is composed of our Products and Services segments. There is the risk of future impairments in our reporting units as any further deterioration in their performance compared to forecast, changes in order volumes or delivery schedules for major customers, as well as any changes in economic forecasts and expected recovery in the biopharmaceutical industry, may require the Company to complete additional impairment tests in future quarters and could result in the reporting unit’s fair value falling below carrying value in subsequent quarters. In the event the Company experiences factors that it believes indicate a decline in fair value, including negative changes to long-term growth rates or if discount rates increase, we may be required to record impairments of goodwill and other identified intangible assets. Further, if the composition of the Company’s reporting unit’s assets and liabilities were to change and result in an increase in the reporting unit’s carrying value, it could lead to additional impairment testing and further impairment losses.

EMERGENT BIOSOLUTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in millions, except share and per share amounts)
7.    Fair value measurements
The table below presents information about the Company's assets and liabilities that are regularly measured and carried at fair value and indicates the level within the fair value hierarchy of the valuation techniques the Company utilized to determine fair value:

	September 30, 2022				December 31, 2021
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Money market accounts	$25.3	$25.3	$—	$—	$152.4	$152.4	$—	$—
Time deposits	50.4	—	50.4	—	200.0	—	200.0	—
Derivative instruments	—	—	—	—	—	—	—	—
Total	$75.7	$25.3	$50.4	$—	$352.4	$152.4	$200.0	$—
Liabilities:
Contingent consideration	$7.8	$—	$—	$7.8	$37.2	$—	$—	$37.2
Derivative instruments	—	—	—	—	6.1	—	6.1	—
Total	$7.8	$—	$—	$7.8	$43.3	$—	$6.1	$37.2
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
The table below is a reconciliation of the beginning and ending balance of the Company's contingent consideration liability:

Liability for Contingent Consideration
Balance at December 31, 2021	$37.2
Change in fair value	2.4
Settlements	(31.8)
Balance at September 30, 2022	$7.8
As of September 30, 2022 and December 31, 2021, the current portion of the contingent consideration liability was $3.5 million and $32.7 million, respectively, and was included in other current liabilities on the condensed consolidated balance sheets. The non-current portion of the contingent consideration liability is included in other liabilities on the condensed consolidated balance sheets.

EMERGENT BIOSOLUTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in millions, except share and per share amounts)
The recurring Level 3 fair value measurements for the Company's contingent consideration liability include the following significant unobservable inputs:

Contingent Consideration Liability	Fair Value as of September 30, 2022	Valuation Technique	Unobservable Input	Range	Weighted Average
Revenue milestone and royalty based	7.8	Discounted cash flow	Discount rate	10.1%	10.1%
			Probability of payment	25% - 50%	40.0%
			Projected year of payment	2022 - 2028	2024
Derivative instruments
Refer to Note 8, "Derivative instruments and hedging activities" for more information about the Company's derivative instruments.
Non-variable rate debt
As of September 30, 2022 and December 31, 2021, the fair value of the Company's 3.875% Senior Unsecured Notes was $299.9 million and $433.3 million, respectively. The fair value was determined through market sources, which are level 2 inputs and directly observable. The carrying amounts of the Company’s other long-term variable interest rate debt arrangements approximate their fair values (see Note 9, "Debt").
8.    Derivative instruments and hedging activities
Risk management objective of using derivatives
The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity and credit risk primarily by managing the amount, sources and duration of its assets and liabilities and the use of derivative financial instruments. Specifically, the Company has entered into interest rate swaps to manage exposures that arise from payments of variable interest rate debt associated with the Company's senior secured credit agreements.
If current fair values of designated interest rate swaps remained static over the next twelve months, the Company would reclassify $9.0 million of net deferred gains from accumulated other comprehensive loss into the condensed consolidated statement of operations over the next twelve-month period. All outstanding cash flow hedges mature in October 2023.
As of September 30, 2022, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

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

EMERGENT BIOSOLUTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in millions, except share and per share amounts)
The table below presents the fair value of the Company’s derivative financial instruments designated as hedges as well as their classification on the balance sheets:

	Asset Derivatives				Liability Derivatives
	September 30, 2022		December 31, 2021		September 30, 2022		December 31, 2021
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest Rate Swaps	Other Current Assets	$8.9	Other Current Assets	$—	Other Current Liabilities	$—	Other Current Liabilities	$4.5
	Other Assets	$0.4	Other Assets	$—	Other Liabilities	$—	Other Liabilities	$1.6
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
The table below presents the effect of cash flow hedge accounting on accumulated other comprehensive loss.

	Cumulative Amount of Gain/(Loss) Recognized in OCI on Derivatives		Location of Loss Reclassified from	Amount of Loss Reclassified from Accumulated OCL into Income (Loss)
	September 30,	December 31,	Accumulated OCL into Income (Loss)	Nine Months Ended September 30,
	2022	2021		2022	2021
Interest Rate Swaps	$9.3	$(6.1)	Interest expense	$(1.9)	$(4.3)
9.    Debt
The components of debt were as follows:

	September 30, 2022	December 31, 2021
Senior secured credit agreement - Term loan due 2023	$371.3	$396.6
Senior secured credit agreement - Revolver loan due 2023	238.0	—
3.875% Senior Unsecured Notes due 2028	450.0	450.0
Other	3.0	3.0
Total debt	$1,062.3	$849.6
Current portion of long-term debt, net of debt issuance costs	(21.2)	(31.6)
Unamortized debt issuance costs	(9.0)	(8.5)
Non-current portion of debt	$1,032.1	$809.4
As of September 30, 2022 and December 31, 2021 there was $238.0 million and no outstanding revolver balance, respectively. The Company classifies debt issuance costs associated with the revolver loan as other current assets and other assets on the Company's consolidated balance sheets. As of September 30, 2022, the Company

EMERGENT BIOSOLUTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in millions, except share and per share amounts)
had $4.1 million and $4.9 million of debt issuance costs associated with the revolver loan classified as other current assets and other assets, respectively. As of December 31, 2021, the Company had approximately $2.0 million and $1.6 million of debt issuance costs associated with the revolver loan that were classified as other current assets and other assets, respectively.
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
The Amended Credit Agreement includes (i) a Revolving Credit Facility of $600.0 million and (ii) a Term Loan Facility with a principal amount of $450.0 million. The Company may request incremental term loan facilities or increases in the Revolving Credit Facility (each an "Incremental Loan") as long as certain requirements involving the Company's net leverage ratio will be maintained on a pro forma basis. Borrowings under the Revolving Credit Facility and the Term Loan Facility bear interest at a rate per annum equal to (a) a eurocurrency rate plus a margin ranging from 1.25% to 2.25% per annum, depending on the Company's consolidated net leverage ratio or (b) a base rate (which is the highest of the prime rate, the federal funds rate plus 0.50%, and a eurocurrency rate for an interest period of one month plus 1% plus a margin ranging from 0.25% to 1.25%, depending on the Company's consolidated net leverage ratio). The Company is required to make quarterly payments on the last business day of each calendar quarter under the Amended Credit Agreement for accrued and unpaid interest on the outstanding principal balance, based on the above interest rates. In addition, the Company is required to pay commitment fees ranging from 0.15% to 0.35% per annum, depending on the Company's consolidated net leverage ratio, for the average daily unused commitments under the Revolving Credit Facility. The Company is to repay the outstanding principal amount of the Term Loan Facility in quarterly installments on the last business day of each calendar quarter based on an annual percentage equal to 2.5% of the original principal amount of the Term Loan Facility during each of the first two years of the Term Loan Facility, 5% of the original principal amount of the Term Loan Facility during the third year of the Term Loan Facility and 7.5% of the original principal amount of the Term Loan Facility during each year of the remainder of the term of the Term Loan Facility until the maturity date of the Term Loan Facility, at which time the entire unpaid principal balance of the Term Loan Facility will be due and payable. The Company has the right to prepay the Term Loan

EMERGENT BIOSOLUTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in millions, except share and per share amounts)
Facility without premium or penalty. The Revolving Credit Facility and the Term Loan Facility mature on October 13, 2023.
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
10. Revenue Recognition
The Company operates as two operating segments (Note 14, "Segment information"). The Company's revenues disaggregated by the major sources were as follows:

	Three Months Ended September 30, 2022			Three Months Ended September 30, 2021
	U.S. Government	Non-U.S. Government	Total	U.S. Government	Non-U.S. Government	Total
Product sales, net	$33.4	$152.8	$186.2	$129.9	$140.6	$270.5
CDMO:
Services	—	36.2	36.2	—	112.6	112.6
Leases	—	0.2	0.2	(86.0)	15.0	(71.0)
Total CDMO	$—	$36.4	$36.4	$(86.0)	$127.6	$41.6
Contracts and grants	16.4	1.0	17.4	16.3	0.6	16.9
Total revenues	$49.8	$190.2	$240.0	$60.2	$268.8	$329.0

	Nine Months Ended September 30, 2022			Nine Months Ended September 30, 2021
	U.S. Government	Non-U.S. Government	Total	U.S. Government	Non-U.S. Government	Total
Product sales, net	$255.0	$405.5	$660.5	$252.6	$337.0	$589.6
CDMO:
Services	—	90.7	90.7	—	283.7	283.7
Leases	—	4.7	4.7	81.9	50.7	132.6
Total CDMO	$—	$95.4	$95.4	$81.9	$334.4	$416.3
Contracts and grants	31.7	2.6	34.3	60.7	2.9	63.6
Total revenues	$286.7	$503.5	$790.2	$395.2	$674.3	$1,069.5

Termination of manufacturing services agreement with Janssen Pharmaceuticals, Inc.
On July 2, 2020, the Company, through its wholly-owned subsidiary, Emergent Manufacturing Operations Baltimore, LLC, entered into a manufacturing services agreement with Janssen, one of the Janssen Pharmaceutical Companies of Johnson & Johnson, for large-scale drug substance manufacturing of Johnson & Johnson’s investigational SARS-CoV-2 vaccine, Ad26.COV2-S, recombinant based on the AdVac technology (the “Product”).
On June 6, 2022, the Company provided to Janssen a notice (the “Notice”) of material breach of the Agreement for, among other things, failure by Janssen (i) to provide the Company the requisite forecasts of the required quantity of Product to be purchased by Janssen under the Agreement and (ii) to confirm Janssen’s intent to not purchase the requisite minimum quantity of the Product pursuant to the Agreement and instead, wind-down the Agreement ahead of

EMERGENT BIOSOLUTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in millions, except share and per share amounts)
fulfilling these minimum requirements. Later on June 6, 2022, the Company received from Janssen a purported written notice of termination (the “Janssen Notice”) of the Agreement for asserted material breaches of the Agreement by the Company, including alleged failure by the Company to perform its obligations in compliance with current good manufacturing practices ("cGMP") or other applicable laws and regulations and alleged failure by the Company to supply Janssen with the Product. Janssen alleged that the Company’s breaches were not curable and that, therefore, termination of the Agreement would be effective as of July 6, 2022. The Company disputes Janssen's assertions and allegations, including Janssen's ability to effect termination pursuant to the Janssen Notice. The Company and Janssen disagree on the monetary amounts that are due to the Company as a result of termination by any means. The Company believes the amounts due to the Company include, but are not limited to, compensation for services provided, reimbursement for raw materials purchased and non-cancelable orders, and fees for early termination. Janssen has alleged that no additional amount is due to the Company and that the Company should pay Janssen an unspecified amount as a result of the Company's alleged failure to perform under the Agreement. The Company has not recorded any contingent liabilities related to Janssen's allegations as the Company believes they are without merit and intends to vigorously defend the Company's position during the dispute resolution process including through mediation and/or arbitration.
During the three months ended September 30, 2022, there were no impacts on previously recognized revenue or depreciation related to the conclusion of the Agreement. As of September 30, 2022, the Company has no billed or unbilled net accounts receivable related to the Agreement.
The Company has $131.0 million of raw materials inventory recorded in its condensed consolidated balance sheet as of September 30, 2022, representing materials purchased for the Agreement which Janssen has not reimbursed. The Company evaluated the net realizable value of this inventory as of September 30, 2022, concluding that because the Agreement specifies the Company is entitled to, among other things, reimbursement of raw materials and non-cancelable orders in the event of a contract termination for any reason, the Company is entitled to payment from Janssen for these raw materials. Therefore, this inventory remains an asset on the condensed consolidated balance sheet as of September 30, 2022. Additionally, the Company has an immaterial amount of non-cancelable orders as of September 30, 2022 which have not been received and Janssen has not reimbursed. The Company also recorded approximately $13.6 million to other assets, which relates to termination penalties and certain inventory related items.
BARDA COVID-19 Development Public-Private Partnership
In 2020, the Company announced the issuance of a task order under its existing Center for Innovation in Advanced Development and Manufacturing ("CIADM") agreement with BARDA for COVID-19 vaccine development and manufacturing (the "BARDA COVID-19 Development Public Private Partnership"). The BARDA COVID-19 Development Public Private Partnership is considered a lease and is accounted for under ASC 842. The initial task order had a contract value of up to $628.2 million and included the reservation of manufacturing capacity and accelerated expansion of fill/finish capacity valued at $542.7 million and $85.5 million, respectively. Subsequently, the task order was expanded to include incremental capital activities which increased the value to $650.8 million. On November 1, 2021, the Company and BARDA mutually agreed to the completion of the Company's CIADM contract and associated task orders, including the BARDA COVID-19 Development Public Private Partnership. The Company did not recognize lease revenues under this arrangement during the three and nine months ended September 30, 2022. During the three and nine months ended September 30, 2021, the Company reversed lease revenues of $86.0 million and recognized lease revenues of $81.9 million, respectively, related to this arrangement.
CDMO operating leases
Certain multi-year CDMO service arrangements with commercial customers include operating leases whereby the customer has the right to direct the use of and obtain substantially all of the economic benefits of specific manufacturing suites operated by the Company. The associated revenue is recognized on a straight-line basis over the term of the lease. The remaining term on the Company's operating lease components approximates 2.5 years. The Company utilizes a cost-plus model to determine the stand-alone selling price of the lease component to allocate contract consideration between the lease and non-lease components. Excluding future amounts related to the Janssen Agreement as discussed above, the Company estimates future operating lease revenues to be $0.2 million in the remainder of 2022, $5.1 million in 2023, $0.9 million in 2024, $0.9 million in 2025 and $2.7 million in years beyond 2025.

EMERGENT BIOSOLUTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in millions, except share and per share amounts)
Transaction price allocated to remaining performance obligations
As of September 30, 2022, the Company has future contract value on unsatisfied performance obligations of approximately $453.9 million associated with all arrangements entered into by the Company. The Company expects to recognize a majority of the $453.9 million of unsatisfied performance obligations within the next 24 months. The amount and timing of revenue recognition for unsatisfied performance obligations can change. The future revenues associated with unsatisfied performance obligations exclude the value of unexercised option periods in the Company’s revenue arrangements. Often the timing of manufacturing activities changes based on customer needs and resource availability. Government funding appropriations can impact the timing of product deliveries. The success of the Company's development activities that receive development funding support from the USG under development contracts can also impact the timing of revenue recognition.
Contract assets
The Company considers accounts receivable and deferred costs associated with revenue generating contracts, which are not included in inventory or property, plant and equipment and the Company does not currently have a contractual right to bill, to be contract assets. As of September 30, 2022 and December 31, 2021, the Company had $33.9 million and $21.5 million, respectively, of contract assets recorded within accounts receivable, net on the condensed consolidated balance sheets.
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

December 31, 2021	$16.4
Deferral of revenue	30.4
Revenue recognized	(16.5)
September 30, 2022	$30.3
As of September 30, 2022 and December 31, 2021, the current portion of contract liabilities was $24.8 million and $11.7 million, respectively, and was included in other current liabilities on the balance sheet.
Accounts receivable
Accounts receivable, including unbilled accounts receivable contract assets, consist of the following:

	September 30, 2022	December 31, 2021
Billed, net	$119.0	$224.9
Unbilled	72.3	49.8
Total accounts receivable, net	$191.3	$274.7
As of September 30, 2022 and December 31, 2021, the allowances for doubtful accounts was $0.7 million and $3.2 million, respectively.

EMERGENT BIOSOLUTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in millions, except share and per share amounts)
11.    Income taxes
The estimated effective annual tax rate as of September 30, 2022 and 2021 for the years ended December 31, 2022 and 2021, excluding the impact of discrete adjustments, was 3% and 24%, respectively. The decrease in the estimated effective annual tax rate is primarily due to decreased profitability, the impact of certain permanent adjustments, and a valuation allowance charge. The Company recorded discrete tax benefits of $10.9 million and $10.3 million for the three and nine months ended September 30, 2022, respectively, and $1.7 million and $7.2 million, for the three and nine months ended September 30, 2021, respectively. The discrete tax benefit in 2022 was primarily due to return to provision adjustments and the benefit of the release of an indemnified uncertain tax position offset by share-based compensation activity. The net discrete benefits in 2021 were primarily due to share-based compensation activity.
The Company establishes valuation allowances for deferred income tax assets in accordance with U.S. GAAP, which provides that such valuation allowances shall be established unless realization of the income tax benefits is more likely than not. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. At each reporting period, the Company considers the scheduled reversal of deferred tax liabilities and assets, available taxes in carryback periods, tax planning strategies and projected future taxable income in making this assessment.
As of September 30, 2022, the Company determined that it was more likely than not that deferred tax assets in the U.S. would not be realized due to reductions in estimates of future profitability in the U.S. Accordingly, the Company recorded a provision of $19.2 million associated with the establishment of a valuation allowance on those deferred tax assets.
12.    Net income (loss) per share
The following table presents the calculation of basic and diluted net income (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net income (loss)	$(75.7)	$(32.7)	$(135.8)	$41.6

Denominator:
Weighted-average number of shares—basic	49.9	53.7	50.2	53.6
Dilutive securities—equity awards	—	—	—	0.7
Weighted-average number of shares—diluted	49.9	53.7	50.2	54.3

Net income (loss) per share - basic	$(1.52)	$(0.61)	$(2.71)	$0.78
Net income (loss) per share - diluted	$(1.52)	$(0.61)	$(2.71)	$0.77
Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed using the treasury method by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period, adjusted for the potential dilutive effect of other securities if such securities were converted or exercised and are not anti-dilutive. No adjustment for the potential dilutive effect of dilutive securities is reported for the three and nine months ended September 30, 2022 as the effect would have been anti-dilutive due to the Company's net loss.

EMERGENT BIOSOLUTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in millions, except share and per share amounts)
In certain instances, awards may be anti-dilutive even if the average market price exceeds the exercise price when the sum of the assumed proceeds exceeds the difference between the market price and the exercise price. The following table presents the share-based awards that are not considered in the diluted income (loss) per share calculation generally because the exercise price of the awards was greater than the average per share closing price during the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Anti-dilutive stock awards	3.3	1.4	2.6	0.6
13.    Equity
Repurchase programs
On November 11, 2021, the Company announced that its Board of Directors authorized management to repurchase up to an aggregate of $250.0 million of Common Stock under a board-approved Share Repurchase Program, of which $187.9 million has been utilized to purchase 4.4 million shares as of September 30, 2022. During the three months ended September 30, 2022, there were no shares repurchased. During the nine months ended September 30, 2022, the Company has utilized $75.5 million to purchase 1.8 million shares. The Share Repurchase Program does not obligate the Company to acquire any specific number of shares. Repurchased shares will be available for use in connection with the Company's stock plans and for other corporate purposes.
Share-based compensation
During the nine months ended September 30, 2022, the Company granted stock options to purchase 0.7 million shares of common stock and 1.5 million restricted and performance stock units under the Emergent BioSolutions Inc. Stock Incentive Plan. Typically, the stock option and restricted stock unit grants vest over three equal annual installments beginning on the day prior to the anniversary of the grant date. The performance stock units settle in stock at the end of the three-year performance period based on the Company's results compared to the performance criteria. Share-based compensation expense was recorded in the following financial statement line items:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of product sales	$1.8	$1.3	$5.4	$4.5
Cost of CDMO	0.4	0.3	1.4	0.8
Research and development	1.3	1.4	3.9	4.5
Selling, general and administrative	7.7	7.4	22.7	22.5
Total share-based compensation expense	$11.2	$10.4	$33.4	$32.3

EMERGENT BIOSOLUTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in millions, except share and per share amounts)
Accumulated other comprehensive loss, net of tax
The following table includes changes in accumulated other comprehensive loss, net of tax by component:

	Defined Benefit Pension Plan	Derivative Instruments	Foreign Currency Translation Adjustments	Total

Balance, December 31, 2021	$(4.0)	$(4.5)	$(7.6)	$(16.1)
Other comprehensive income (loss) before reclassifications	—	9.4	(0.4)	9.0
Amounts reclassified from accumulated other comprehensive loss	—	1.9	—	1.9
Net current period other comprehensive income (loss)	—	11.3	(0.4)	10.9
Balance, September 30, 2022	$(4.0)	$6.8	$(8.0)	$(5.2)

Balance, June 30, 2022	$(4.0)	$4.6	$(6.7)	$(6.1)
Other comprehensive income (loss) before reclassifications	—	2.6	(1.3)	1.3
Amounts reclassified from accumulated other comprehensive loss	—	(0.4)	—	(0.4)
Net current period other comprehensive income (loss)	—	2.2	(1.3)	0.9
Balance, September 30, 2022	$(4.0)	$6.8	$(8.0)	$(5.2)

Balance, December 31, 2020	$(7.7)	$(11.0)	$(6.6)	$(25.3)
Other comprehensive loss before reclassifications	—	(0.7)	(1.4)	(2.1)
Amounts reclassified from accumulated other comprehensive loss	—	4.3	—	4.3
Net current period other comprehensive income (loss)	—	3.6	(1.4)	2.2
Balance, September 30, 2021	$(7.7)	$(7.4)	$(8.0)	$(23.1)

Balance, June 30, 2021	$(7.7)	$(6.4)	$(8.3)	$(22.4)
Other comprehensive income (loss) before reclassifications	—	(2.3)	0.3	(2.0)
Amounts reclassified from accumulated other comprehensive loss	—	1.3	—	1.3
Net current period other comprehensive income (loss)	—	(1.0)	0.3	(0.7)
Balance, September 30, 2021	$(7.7)	$(7.4)	$(8.0)	$(23.1)

EMERGENT BIOSOLUTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in millions, except share and per share amounts)
The tables below present the tax effects related to each component of other comprehensive income (loss):

	Three Months Ended September 30,
	2022			2021
	Pretax	Tax Expense	Net of tax	Pretax	Tax Expense	Net of tax
Derivative instruments	$3.0	$(0.8)	$2.2	$1.3	$(2.3)	$(1.0)
Foreign currency translation adjustments	0.1	(1.4)	(1.3)	0.3	—	0.3
Total adjustments	$3.1	$(2.2)	$0.9	$1.6	$(2.3)	$(0.7)

	Nine Months Ended September 30,
	2022			2021
	Pretax	Tax Expense	Net of tax	Pretax	Tax Expense	Net of tax
Derivative instruments	$15.4	$(4.1)	$11.3	$4.9	$(1.3)	$3.6
Foreign currency translation adjustments	2.1	(2.5)	(0.4)	(1.4)	—	(1.4)
Total adjustments	$17.5	$(6.6)	$10.9	$3.5	$(1.3)	$2.2
14.    Segment Information
The Company reports segment information based on the internal reporting used by management for making decisions and assessing performance. During the first quarter of 2022, the Company revised the reporting that the CODM reviews in order to assess Company performance. The CODM manages the business with a focus on two reportable segments: 1) Products segment consisting of the Government - MCM and Commercial business lines and 2) Services segment focused on CDMO. The Company evaluates the performance of these reportable segments based on revenue and adjusted gross margin. Segment revenue includes external customer sales, but it does not include inter-segment services. Adjusted gross margin for each segment is segment revenue less segment cost of sales reduced for significant one-time events. We do not allocate research and development, selling, general and administrative costs, amortization of intangibles assets, interest and other income (expense) or taxes to operating segments in the management reporting reviewed by the CODM. The accounting policies for segment reporting are the same as for the Company as a whole. The Company has recast the related historical information for consistency.

EMERGENT BIOSOLUTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in millions, except share and per share amounts)
The following tables include segment revenues and a reconciliation of the Company's segment adjusted gross margin to the condensed consolidated statement of operations for each of the Company's reporting segments:

	Three Months Ended September 30, 2022				Three Months Ended September 30, 2021
	Products	Services	Other	Consolidated	Products	Services (1)	Other	Consolidated
Revenues	$186.2	$36.4	$17.4	$240.0	$270.5	$41.6	$16.9	$329.0
Less:
Contracts and grants revenue	—	—	(17.4)	(17.4)	—	—	(16.9)	(16.9)
Cost of product sales	(85.5)	—	—	(85.5)	(103.2)	—	—	(103.2)
Cost of CDMO	—	(63.1)	—	(63.1)	—	(114.3)	—	(114.3)
Gross margin	100.7	(26.7)	—	74.0	167.3	(72.7)	—	94.6
Changes in fair value of contingent consideration	0.6	—	—	0.6	0.9	—	—	0.9
Adjusted gross margin	$101.3	$(26.7)	$—	$74.6	$168.2	$(72.7)	$—	$95.5

(1) Services revenue and Services adjusted gross margin for the three months ended September 30, 2021 includes the impact of the reversal of $86.0 million of CDMO leases revenues related to the BARDA COVID-19 Development Public Private Partnership which ended in November 2021.

	Nine Months Ended September 30, 2022				Nine Months Ended September 30, 2021
	Products	Services	Other	Consolidated	Products	Services (1)	Other	Consolidated
Revenues	$660.5	$95.4	$34.3	$790.2	$589.6	$416.3	$63.6	$1,069.5
Less:
Contracts and grants revenue	—	—	(34.3)	(34.3)	—	—	(63.6)	(63.6)
Cost of product sales	(256.8)	—	—	(256.8)	(237.0)	—	—	(237.0)
Cost of CDMO	—	(217.5)	—	(217.5)	—	(307.6)	—	(307.6)
Gross margin	403.7	(122.1)	—	281.6	352.6	108.7	—	461.3
Changes in fair value of contingent consideration	2.4	—	—	2.4	2.6	—	—	2.6
Adjusted gross margin	$406.1	$(122.1)	$—	$284.0	$355.2	$108.7	$—	$463.9

(1) Services revenue and Services adjusted gross margin for the nine months ended September 30, 2021 includes the impact of $81.9 million of CDMO leases revenues related to the BARDA COVID-19 Development Public Private Partnership which ended in November 2021.

The following table includes depreciation expense for each segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Depreciation:
Products	$11.5	$5.0	$25.6	$20.9
Services	5.6	8.4	34.2	21.3
Other	3.3	1.0	5.7	4.3
Total	$20.4	$14.4	$65.5	$46.5
The Company manages its assets on a total company basis, not by operating segment, as the Company's operating assets are shared or commingled. Therefore, the Company's CODM does not regularly review any asset information by operating segment and, accordingly, the Company does not report asset information by operating segment.

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
On April 20, 2021, May 14, 2021, and June 2, 2021, putative class action lawsuits were filed against the Company and certain of its current and former senior officers in the United States District Court for the District of Maryland on behalf of purchasers of the Company’s common stock, seeking to pursue remedies under the Securities Exchange Act of 1934. These complaints were filed by Palm Tran, Inc. – Amalgamated Transit Union Local 1577 Pension Plan; Alan I. Roth; and Stephen M. Weiss, respectively. The complaints allege, among other things, that the defendants made false and misleading statements about the Company's manufacturing capabilities with respect to COVID-19 vaccine bulk drug substance (referred to herein as "CDMO Manufacturing Capabilities"). These cases were consolidated on December 23, 2021, under the caption In re Emergent BioSolutions Inc. Securities Litigation, No. 8:21-cv-00955-PWG (the "Federal Securities Class Action"). The Lead Plaintiffs in the consolidated matter are Nova Scotia Health Employees’ Pension Plan and The City of Fort Lauderdale Police & Firefighters’ Retirement System. The defendants filed a motion to dismiss on May 19, 2022 and the Lead Plaintiff filed an opposition to that motion on July 19, 2022. The defendants believe that the allegations in the complaints are without merit and intend to defend the matters vigorously. Given the uncertainty of litigation, the preliminary stage of the cases, and the legal standards that must be met for, among other things, class certification and success on the merits, the Company cannot reasonably estimate the possible loss or range of loss, if any, that may result from the consolidated action.
On June 29, 2021, Lincolnshire Police Pension Fund (“Lincolnshire”), and on August 16, 2021, Pooja Sayal, filed putative shareholder derivative lawsuits in the United States District Court for the District of Maryland on behalf of the Company against certain of the Company's current and former officers and directors for breach of fiduciary duties, waste of corporate assets, and unjust enrichment, each allegation related to the CDMO Manufacturing Capabilities. In addition to monetary damages, the complaints seek the implementation of multiple corporate governance and internal policy changes. On November 16, 2021, the cases were consolidated under the caption In re Emergent BioSolutions Inc. Stockholder Derivative Litigation, Master Case No. 8:21-cv-01595-PWG. On January 3, 2022, the Lincolnshire complaint was designated as the operative complaint in the consolidated action. On April 13, 2022 the Court approved the parties joint stipulation to and stay of the proceedings and discovery until the close of fact discovery in the Federal Securities Class Action. The defendants believe that the allegations in the complaints are without merit and intend to defend the matter vigorously.
On September 15, 2021, September 16, 2021 and November 12, 2021, putative shareholder derivative lawsuits were filed by Chang Kyum Kim, Mark Nevins and Employees Retirement System of the State of Rhode Island, North Collier Fire Control and Rescue District Firefighters Pension Plan, and Pembroke Pines Firefighters & Police Officers Pension Fund, respectively, in The Court of Chancery of the State of Delaware on behalf of the Company against certain of its current and former officers and directors for breach of fiduciary duties, unjust enrichment and insider trading, each allegation related to the CDMO Manufacturing Capabilities. In addition to monetary damages, the complaints seek the implementation of multiple corporate governance and internal policy changes. On February 2, 2022, the cases were consolidated under the caption In re Emergent BioSolutions, Inc. Derivative Litigation, C.A. No. 2021-0974-MTZ with the institutional investors as co-lead plaintiffs. On March 4, 2022, the defendants’ filed a motion to dismiss the complaint. Ruling on this motion is stayed pursuant to a March 29, 2022 order staying all proceedings pending a final, non-appealable judgment in the Federal Securities Class Action.
On December 3, 2021, December 22, 2021 and January 18, 2022, putative shareholder derivative lawsuits were filed by Zachary Elton, Eric White and Jeffrey Reynolds in the Circuit Court for Montgomery County, Maryland on behalf of the Company against certain of its current and former officers and directors for breach of fiduciary duty, unjust enrichment, waste of corporate assets, failing to maintain internal controls, making or causing to be made false and/or misleading statements and material omissions, insider trading and otherwise violating the federal securities laws, each allegation related to the CDMO Manufacturing Capabilities. The complaints seek monetary and punitive damages. On February 22, 2022, the Court entered an order consolidating these actions under case number C-15-21-CV-000496. On March 9, 2022, the parties filed a Joint Stipulation of Stay of Proceedings and Discovery, pursuant to

EMERGENT BIOSOLUTIONS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in millions, except share and per share amounts)
which the parties agreed to stay all proceedings until 30 calendar days after a ruling on the defendants’ motion to dismiss the Federal Securities Class Action. The Court approved the Joint Stipulation on March 14, 2022.
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
Intellectual property

ANDA litigation - Teva 2mg
In 2018, Teva Pharmaceuticals Industries Limited and Teva Pharmaceuticals USA (collectively, "Teva") provided a notice to Emergent Devices Inc., a subsidiary of Emergent formerly known as Adapt Pharma Inc. ("EBPA"); Emergent Operations Ireland Limited, a subsidiary of Emergent formerly known as Adapt Pharma Operations Limited ("EIRE"); and Opiant Pharmaceuticals Inc. ("Opiant"). The notice stated that Teva had filed an abbreviated new drug application ("ANDA") with the FDA seeking regulatory approval to market a generic version of NARCAN® (naloxone HCI) Nasal Spray 2 mg/spray before the expiration of certain Orange Book Listed Patents for the 2 mg/spray dose of NARCAN®. Teva’s notice letter alleged that claims of certain Orange Book Listed Patents for the 2 mg/spray dose of NARCAN® were invalid and/or would not be infringed by the activities described in Teva’s ANDA. Emergent and Opiant filed complaints against Teva in the U.S. District Court for the District of New Jersey alleging infringement of certain Orange Book Listed Patents for the 2 mg/spray dose of NARCAN. This case was dismissed July 27, 2022.

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
The Company is focused on the following five distinct PHT categories: chemical, biological, radiological, nuclear and explosives (CBRNE); emerging infectious diseases (EID); travel health; emerging health crises; and acute/emergency care. We have a product portfolio of thirteen products that contribute a substantial portion of our revenue and are sold to government and commercial customers. We also have a product candidate that is procured under special circumstances by the U.S. government (USG), although it is not approved by the U.S. Food and Drug Administration (FDA). Additionally, we have a development pipeline consisting of a diversified mix of both pre-clinical and clinical stage product candidates. Finally, we have a fully-integrated portfolio of CDMO services. Our CDMO service offerings cover development services, drug substance manufacturing and drug product manufacturing and packaging.
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

EMERGENT BIOSOLUTIONS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited, amounts in millions, except share and per share amounts)
•TEMBEXA®, an oral antiviral formulated as 100 mg tablets and 10 mg/mL oral suspension dosed once weekly for two weeks. It has been approved by the FDA for the treatment of human smallpox disease caused by variola virus in adult and pediatric patients, including neonates; and
•Ebanga™ (ansuvimab-zykl, formerly referred to as mAb114) is a monoclonal antibody with antiviral activity provided through a single IV infusion for the treatment of Ebola. Under the terms of a collaboration with Ridgeback Biotherapeutics, Emergent will be responsible for the manufacturing, sale, and distribution of Ebanga™ in the United States and Canada, and Ridgeback Biotherapeutics will serve as the global access partner for Ebanga™.
Commercial products
•NARCAN® (naloxone HCl) Nasal Spray, the first needle-free formulation of naloxone approved by the FDA and Health Canada, for the emergency treatment of known or suspected opioid overdose as manifested by respiratory and/or central nervous system depression;
•Vaxchora® (Cholera Vaccine, Live, Oral), the only single-dose oral vaccine approved by the FDA and EMA for the prevention of cholera; and
•Vivotif® (Typhoid Vaccine Live Oral Ty21a), the only oral vaccine licensed by the FDA for the prevention of typhoid fever.
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
Asset Acquisition
During the three months ended September 30, 2022, the Company acquired from Chimerix the exclusive worldwide rights to brincidofovir, including TEMBEXA® and other related assets. TEMBEXA is a medical countermeasure for smallpox approved by the FDA in June 2021.
FINANCIAL OPERATIONS OVERVIEW
Revenues
We generate product revenues from the sale of our marketed products and procured product candidates which include vaccines, therapeutics and devices which have been described above. The USG is the largest purchaser of our MCM products and primarily purchases our products for the SNS, a national repository of medical countermeasures including critical antibiotics, vaccines, chemical antidotes, antitoxins and other critical medical supplies. The USG primarily purchases our products under long-term, firm fixed-price procurement contracts, generally with annual options. Our opioid overdose reversal product, NARCAN® Nasal Spray, and our travel health products, Vivotif and Vaxchora, are sold commercially through wholesalers and distributors, physician-directed or standing order prescriptions at retail pharmacies and to state and local community healthcare agencies, practitioners and hospitals.
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

EMERGENT BIOSOLUTIONS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited, amounts in millions, except share and per share amounts)
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S., requires us to make estimates, judgments and assumptions that may affect the reported amounts of assets, liabilities, equity, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis we evaluate our estimates, judgments and methodologies. We base our estimates on historical experience and on various other assumptions that we believe are reasonable, the results of which form the basis for making judgments about the carrying values of assets, liabilities and equity and the amount of revenues and expenses. Actual results may differ from these estimates. There have been no significant changes to our critical accounting policies and estimates contained in "Critical Accounting Policies and Estimates" in the Management's Discussion and Analysis, in Part II, Item 7, of our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC.
New accounting standards
For a discussion of new accounting standards please see Note 2, "Basis of presentation and principles of consolidation", in Part I item 1, of this Quarterly Report on Form 10-Q.

EMERGENT BIOSOLUTIONS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited, amounts in millions, except share and per share amounts)
RESULTS OF OPERATIONS

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Product sales, net:
Nasal naloxone products	$87.9	$133.3	$(45.4)	(34)%	$282.6	$313.7	$(31.1)	(10%)
ACAM2000	49.0	80.7	(31.7)	(39%)	63.4	80.7	(17.3)	(21%)
Anthrax vaccines	24.2	15.6	8.6	55%	223.4	122.1	101.3	83%
Other product sales	25.1	40.9	(15.8)	(39)%	91.1	73.1	18.0	25%
Total product sales, net	186.2	270.5	(84.3)	(31)%	660.5	589.6	70.9	12%
CDMO:
Services	36.2	112.6	(76.4)	(68)%	90.7	283.7	(193.0)	(68)%
Leases	0.2	(71.0)	71.2	NM	4.7	132.6	(127.9)	(96)%
Total CDMO	36.4	41.6	(5.2)	(13)%	95.4	416.3	(320.9)	(77)%
Contracts and grants	17.4	16.9	0.5	3%	34.3	63.6	(29.3)	(46)%
Total revenues	240.0	329.0	(89.0)	(27)%	790.2	1,069.5	(279.3)	(26)%

Operating expenses:
Cost of product sales	85.5	103.2	(17.7)	(17%)	256.8	237.0	19.8	8%
Cost of CDMO	63.1	114.3	(51.2)	(45%)	217.5	307.6	(90.1)	(29%)
Research and development	39.2	49.6	(10.4)	(21%)	135.4	151.0	(15.6)	(10%)
Selling, general and administrative	80.2	82.1	(1.9)	(2%)	246.1	254.2	(8.1)	(3%)
Amortization of intangible assets	14.0	14.5	(0.5)	(3%)	42.0	44.5	(2.5)	(6%)
Total operating expenses	282.0	363.7	(81.7)	(22%)	897.8	994.3	(96.5)	(10%)

Income (loss) from operations	(42.0)	(34.7)	(7.3)	21%	(107.6)	75.2	(182.8)	NM

Other income (expense):
Interest expense	(8.5)	(8.4)	(0.1)	1%	(24.5)	(25.5)	1.0	(4%)
Other, net	(13.4)	(2.4)	(11.0)	NM	(18.4)	(2.8)	(15.6)	NM
Total other income (expense), net	(21.9)	(10.8)	(11.1)	NM	(42.9)	(28.3)	(14.6)	52%

Income (loss) before income taxes	(63.9)	(45.5)	(18.4)	40%	(150.5)	46.9	(197.4)	NM
Income tax benefit (provision)	(11.8)	12.8	(24.6)	NM	14.7	(5.3)	20.0	NM
Net income (loss)	$(75.7)	$(32.7)	$(43.0)	NM	$(135.8)	$41.6	$(177.4)	NM

NM - Not meaningful

EMERGENT BIOSOLUTIONS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited, amounts in millions, except share and per share amounts)
Total revenues

Legend
Nasal naloxone products	Other product sales
ACAM2000	CDMO
Anthrax vaccines	Contracts and grants
Product sales, net
Anthrax vaccines
Anthrax vaccine sales increased $8.6 million to $24.2 million for the three months ended September 30, 2022. The increase in sales for the three months ended September 30, 2022 was primarily due to an increase in the number of doses sold as a result of the timing of deliveries to the USG.
Anthrax vaccine sales increased $101.3 million to $223.4 million for the nine months ended September 30, 2022. The increase in sales for the nine months ended September 30, 2022 was primarily due to an increase in the number of doses sold as a result of the timing of deliveries to the USG.
The price per unit of Anthrax vaccines was largely consistent period over period. Anthrax vaccine product sales are made under annual purchase options exercised by the USG. Fluctuations in revenues result from the timing of the exercise of annual purchase options and the USG purchases and Company delivery of orders that follow.
Nasal naloxone products
Nasal naloxone products sales decreased $45.4 million to $87.9 million for the three months ended September 30, 2022. The decrease in sales for the three months ended September 30, 2022 was driven by a reduction in commercial retail sales following the launch of a generic version of NARCAN Nasal Spray 4mg in December 2021, partially offset by strong growth in unit sales of NARCAN Nasal Spray to U.S. public interest customers, as well as from sales of the authorized generic product licensed to Sandoz which launched in December 2021.
Nasal naloxone products sales decreased $31.1 million to $282.6 million for the nine months ended September 30, 2022. The decrease in sales for the nine months ended September 30, 2022 was driven by a reduction in commercial retail sales following the launch of a generic version of NARCAN Nasal Spray 4mg in December 2021, partially offset by increase in US public interest, Canadian and authorized generic sales.
ACAM2000
ACAM2000 sales decreased $31.7 million to $49.0 million for the three months ended September 30, 2022. The decrease was due to lower number of units sold to the USG, partially offset by an increased number of units sold to non-US customers at a higher price per unit.
ACAM2000 sales decreased $17.3 million to $63.4 million for the nine months ended September 30, 2022. The decrease in sales for the nine months ended September 30, 2022 was due to a lower number of units sold to the USG, partially offset by an increased number of units sold to non-US customers at a higher price per unit.

EMERGENT BIOSOLUTIONS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited, amounts in millions, except share and per share amounts)
Other product sales
Other product sales decreased $15.8 million to $25.1 million for the three months ended September 30, 2022. The decrease in sales for the three months ended September 30, 2022 was primarily due to reduced VIG and BAT sales due to timing of deliveries, partially offset by an increase in Anthrasil, RSDL and Vivotif sales.
Other product sales increased $18.0 million to $91.1 million for the nine months ended September 30, 2022. The increase in sales for the nine months ended September 30, 2022 was primarily due to increased sales of Vivotif, BAT, and Anthrasil.
CDMO
Services
CDMO services revenues decreased $76.4 million to $36.2 million for the three months ended September 30, 2022. The decrease in revenues for the three months ended September 30, 2022 is largely due to reduced production activities at the Company's Bayview facility as a result of a halt in manufacturing under the Janssen contract which began in the first quarter 2022 and no activities under the AstraZeneca contract in 2022. The combined services revenues from the Janssen and AstraZeneca contracts decreased $59.1 million during the three months ended September 30, 2022. Additionally, the Company's Camden facility had reduced production. The declines were partially offset by an increase in services revenues earned at the Company's Winnipeg facility.
CDMO services revenues decreased $193.0 million to $90.7 million for the nine months ended September 30, 2022. The decrease in revenues for the nine months ended September 30, 2022 is largely due to reduced production activities at the Company's Bayview facility as a result of a halt in manufacturing under the Janssen contract which began in the first quarter 2022 and no activities under the AstraZeneca contract in 2022. The combined services revenues from the Janssen and AstraZeneca contracts decreased $169.6 million during the nine months ended September 30, 2022. Additionally, the Company's Camden facility had reduced production. The decreases were partially offset by an increase in manufacturing activities at the Company's Winnipeg facility mentioned above.
Leases
CDMO leases revenues increased $71.2 million to $0.2 million for the three months ended September
30, 2022. The increase in revenues for the three months ended September 30, 2022 was primarily due to the reversal of $86.0 million during the three months ended September 30, 2021 associated with the completion of our COVID-19 development public-private partnership with BARDA in November 2021, partially offset by reduced lease revenues under the Janssen contract of $15.1 million.
CDMO leases revenues decreased $127.9 million to $4.7 million for the nine months ended September 30, 2022. The decrease in revenues for the nine months ended September 30, 2022 was primarily due to a reduction of $81.9 million associated with the completion of our COVID-19 development public-private partnership with BARDA in November 2021 and reduced lease revenues under the Janssen contract of $46.7 million.
Contracts and grants
Contracts and grants revenues were consistent for the three months ended September 30, 2022. Contracts and grants revenues decreased $29.3 million to $34.3 million for the nine months ended September 30, 2022. The decrease in revenues for the nine months ended September 30, 2022 was largely due to BARDA's completion of the Center of Innovation and Advanced Development and Manufacturing agreement in November 2021 as well as decreases in development activities associated with various other externally funded research and development projects, most notably the Company's COVID-HIG therapeutic product candidate, as well as decreases in development activities for AV7909. Decreases were partially offset by revenue increases relating to indirect rate adjustments during the quarter.

EMERGENT BIOSOLUTIONS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited, amounts in millions, except share and per share amounts)
Cost of product sales

Cost of product sales
●	Gross profit margin for Product segment
Cost of product sales decreased $17.7 million to $85.5 million for the three months ended September 30, 2022. The decrease was primarily due to a decrease in product sales. The decrease in gross profit margin for the Product segment for the three months ended September 30, 2022 was due to lower margin for Nasal naloxone products. Cost of product sales increased $19.8 million to $256.8 million for the nine months ended September 30, 2022. The increase was primarily due to an increase in products sales. The increase in gross profit margin for the Product segment for the nine months ended September 30, 2022 was largely due to a favorable product revenue mix which was weighted more heavily to higher margin products.
Cost of CDMO services

Cost of CDMO services
●	Gross profit margin for Services segment
●	Not meaningful
Cost of CDMO services decreased $51.2 million to $63.1 million for the three months ended September 30, 2022. The decrease is primarily due to reduced production activities across our CDMO network in Q3 2022 compared with Q3 2021 resulting in decreased raw materials consumption. These decreases were partially offset by the Company's Camden facility due to additional investments in quality enhancement and improvement initiatives. Cost of CDMO services decreased $90.1 million to $217.5 million for the nine months ended September 30, 2022. The decrease is primarily due to reduced production activities across our CDMO network, as well as a $41.5 million inventory write-off in Q2 2021. The decrease in gross profit margin for the Services segment was also impacted by the completion of the BARDA lease in November 2021.

EMERGENT BIOSOLUTIONS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited, amounts in millions, except share and per share amounts)
Research and development expense

Research and development expense
Research and development expense decreased $10.4 million to $39.2 million for the three months ended September 30, 2022. The decrease was primarily due to a decrease in spending for the Company's COVID therapeutic product candidates along with a number of other developmental activities, partially offset by an increase in costs associated with the Company's Phase 3 study of our chikungunya virus-like particle vaccine candidate. Research and development expense decreased $15.6 million to $135.4 million for the nine months ended September 30, 2022. The decrease was primarily due to a decrease in spending for the Company's COVID therapeutic product candidates along with a number of other developmental activities, partially offset by an increase in costs associated with the Company's Phase 3 study of our chikungunya virus-like particle vaccine candidate.
Selling, general and administrative expenses

Selling, general and administrative expenses
●	SG&A as a percentage of total revenue
Selling, general and administrative expenses decreased $1.9 million to $80.2 million for the three months ended September 30, 2022. The decrease was due to lower professional services and marketing expenses partially offset by increased employee costs, primarily due to increased travel. Selling, general and administrative expenses decreased $8.1 million to $246.1 million for the nine months ended September 30, 2022. The decrease was due to lower professional services and marketing expenses partially offset by increased employee costs, primarily due to increased travel costs. Selling, general and administrative costs as a percentage of total revenue increased 8.4% and 7.3% for the three and nine months ended September 30, 2022. The increase was due to a decrease in revenues during the periods, partially offset by a decrease in selling, general and administrative expenses during the periods.

EMERGENT BIOSOLUTIONS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited, amounts in millions, except share and per share amounts)
Amortization of intangible assets

Amortization expense
Amortization of intangible assets and the composition of intangible assets amortized during the three and nine months ended September 30, 2022 was consistent with the three and nine months ended September 30, 2021.
Total other income (expense), net

Interest expense
Other income (expense), net
Other income (expense), net decreased $11.1 million to an expense of $21.9 million for the three months ended September 30, 2022. The decrease was primarily due to a write-off of a tax indemnity receivable, which is offset in income tax expense (benefit), and unrealized foreign currency losses recorded related to the remeasurement of certain intercompany balances. Interest expense was largely consistent between periods. Other income (expense), net decreased $14.6 million to an expense of $42.9 million for the nine months ended September 30, 2022. The decrease was due to a write-off of a tax indemnity receivable, which is offset in income tax expense (benefit), and unrealized foreign currency losses recorded related to the remeasurement of certain intercompany balances. Interest expense was largely consistent between periods.
Income tax expense (benefit)

Income tax expense (benefit)
●	Effective tax rate
The estimated effective annual tax rate as of September 30, 2022 and 2021 for the years ended December 31, 2022 and 2021, excluding the impact of discrete adjustments, was 3% and 24%, respectively. The decrease in the estimated effective annual tax rate is primarily due to decreased profitability, the impact of certain permanent adjustments, and a valuation allowance charge. The Company recorded discrete tax benefits of $10.9 million and $10.3 million for the three and nine months ended September 30, 2022, respectively, and $1.7 million and $7.2 million for the three and nine months ended September 30, 2021, respectively. The discrete tax benefit in 2022 was primarily due to return to provision adjustments and the benefit of the release of an indemnified uncertain tax position offset by share-based compensation activity. The net discrete benefits in 2021 were primarily due to share-based compensation activity.
Income tax benefit decreased $24.6 million to an income tax expense of $11.8 million for the three months ended September 30, 2022. The decrease in tax benefit was due to a lower estimated effective annual tax rate.
Income tax benefit increased $20.0 million from an income tax expense of $5.3 million to an income tax benefit of $14.7 million for the nine months ended September 30, 2022. The increase in income tax

EMERGENT BIOSOLUTIONS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited, amounts in millions, except share and per share amounts)
benefit is largely due to the increase in net loss before income taxes.
The Company establishes valuation allowances for deferred income tax assets in accordance with U.S. GAAP, which provides that such valuation allowances shall be established unless realization of the income tax benefits is more likely than not. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. At each reporting period, the Company considers the scheduled reversal of deferred tax liabilities and assets, available taxes in carryback periods, tax planning strategies and projected future taxable income in making this assessment.
As of September 30, 2022, the Company determined that it was more likely than not that deferred tax assets in the U.S. would not be realized due to reductions in estimates of future profitability in the U.S. Accordingly, the Company recorded a provision of $19.2 million associated with the establishment of a valuation allowance on those deferred tax assets.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Our financial condition is summarized as follows:

	September 30, 2022	December 31, 2021	Change %
Financial assets:
Cash and cash equivalents	$240.9	$576.1	(58)%

Borrowings:
Debt, current portion	$21.2	$31.6	(33)%
Debt, net of current portion	1,032.1	809.4	28%
Total borrowings	$1,053.3	$841.0	25%

Working capital:
Current assets	$1,118.5	$1,272.1	(12)%
Current liabilities	268.4	373.8	(28)%
Total working capital	$850.1	$898.3	(5)%
Sources of liquidity
We have historically financed our operating and capital expenditures through cash on hand, cash from operations, debt financing and contracts and grants development funding. We also obtain financing from the sale of our common stock upon exercise of stock options. We have operated profitably for each of the last five annual fiscal years through the period ended December 31, 2021. As of September 30, 2022, we had unrestricted cash and cash equivalents of $240.9 million and capacity under our revolving credit facility of $360.7 million.
Going Concern
As of September 30, 2022, there is $238.0 million outstanding on the revolver loan and $371.3 million on the term loan that matures in October 2023, which is within one year of the date that the consolidated financial statements are issued for the quarter ended September 30, 2022. The Company determined that there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. This evaluation considered the potential mitigating effect of management’s plans that have not been fully implemented. Management may evaluate the mitigating effect of its plans to determine if it is probable that (1) the plans will be effectively implemented within one year after the date the financial statements are issued, and (2) when implemented, the plans will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern. The Company's plan to alleviate the substantial doubt includes amending its existing revolver loan and term loan that are due October 2023.

EMERGENT BIOSOLUTIONS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited, amounts in millions, except share and per share amounts)
While the Company is in the process of and expects to replace the current credit facility before it matures, management cannot make the assumption that it is probable that the Company will be able to obtain such debt refinancing on commercially reasonable terms or at all until the new credit facility is in place. The Company is currently working with its lenders and expects to refinance the credit facility with revised terms and conditions. The extent to which the Company will be able to affect such refinancing, replacement or maturity extension on terms that are favorable or at all is dependent on a number of uncertain factors, including then-prevailing credit and other market conditions, economic conditions, particularly in the pharmaceutical and biotechnology industry, disruptions or volatility caused by factors such as COVID-19, regional conflicts, inflation, and supply chain disruptions. In addition, rising interest rates could limit our ability to refinance our existing credit facility when it matures or cause us to pay higher interest rates upon refinancing.
As the replacement of the Company’s current debt facility is conditional upon the execution of agreements with new or existing third parties, which are considered outside of the Company’s control, until such time as they are completed, the refinancing cannot be considered to be probable to occur as of the date of this report. The Condensed Consolidated Financial Statements have been prepared assuming the Company will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Cash flows
The following table provides information regarding our cash flows for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021
Net cash provided by (used in):
Operating activities	$(126.9)	$(7.9)
Investing activities	(335.9)	(178.3)
Financing activities	128.1	(31.0)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(0.6)	(0.3)
Net change in cash, cash equivalents and restricted cash	$(335.3)	$(217.5)
Operating activities
Net cash used in operating activities of $126.9 million for the nine months ended September 30, 2022 was due to a net income excluding non-cash items of $46.8 million offset by negative working capital changes of $173.7 million due to increases in inventory and an increase in payments for our contingent consideration and other accrued expenses, partially offset by collections on receivables.
Net cash used in operating activities of $7.9 million for the nine months ended September 30, 2021 was due to net income excluding non-cash items of $266.0 million offset by negative working capital changes of $273.9 million due to increases in receivables, the accumulation of inventory and prepaid expenses.
The increase of $119.0 million from cash used in operating activities of $7.9 million to cash used in operating activities of $126.9 million is due to a decrease in net income excluding non-cash items of $219.2 million partially offset by an increase in working capital changes of $100.2 million.
Investing activities
Net cash used in investing activities relates to purchases of property, plant and equipment as well as asset acquisitions and was $335.9 million and $178.3 million for the nine months ended September 30, 2022 and 2021, respectively. The cash used in investing activities increased during the nine months ended September 30, 2022 largely due the acquisition of TEMBEXA® during the three months ended September 30, 2022.
Financing activities
Net cash provided by financing activities of $128.1 million for the nine months ended September 30, 2022 was primarily due proceeds from our revolving credit facility of $238.0 million, partially offset by repurchases of stock of $81.9 million and payments on debt of $25.3 million.

EMERGENT BIOSOLUTIONS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(unaudited, amounts in millions, except share and per share amounts)
Net cash used in financing activities of $31.0 million for the nine months ended September 30, 2021 was primarily due to payments on debt of $27.5 million.
The increase of $159.1 million of cash provided by financing activities is largely due proceeds from our revolving credit facility of $238.0 million, partially offset by an increase in cash used for repurchases of stock of $81.9 million.
Funding requirements
We expect to continue to fund our anticipated operating expenses, capital expenditures and debt service requirements from the following sources:
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
Unused credit capacity
Available room under the revolving credit facility for the periods ended September 30, 2022 and December 31, 2021 was:

Total Capacity	Outstanding Letters of Credit	Outstanding Indebtedness on Revolving Credit Facility	Unused Capacity
	September 30, 2022
$600.0	1.3	238.0	$360.7
	December 31, 2021
$600.0	2.3	—	$597.7

EMERGENT BIOSOLUTIONS INC.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For a discussion of additional risks arising from our operations, see “Item 1A-Risk Factors” of this Quarterly Report on Form 10-Q.
Market risk
We have interest rate and foreign currency market risk. Because of the short-term maturities of our cash and cash equivalents, we believe that an increase in market rates would likely not have a significant impact on the realized value of our investments.
Interest rate risk
We have debt with a mix of fixed and variable rates of interest. Floating rate debt carries interest based generally on the eurocurrency rate, as defined in our Amended Credit Agreement, plus an applicable margin. We manage the impact of interest rate changes on our variable debt through derivative interest rate swap arrangements. Increases in interest rates could result in an increase in interest payments for debt that we have not hedged through our interest rate swap arrangements. See Note 9, "Debt", in Part I, item 1, of this Quarterly Report on Form 10-Q.
We have assessed our exposure to changes in interest rates by analyzing the sensitivity to our operating results assuming various changes in market interest rates. A hypothetical increase of one percentage point in the eurocurrency rate as of September 30, 2022 would increase our interest expense by approximately $2.6 million annually.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in internal control over financial reporting
There have been no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act that occurred during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

EMERGENT BIOSOLUTIONS INC.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Note 15, "Commitments and contingencies" in Part I, item 1, of this Quarterly Report on Form 10-Q.
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
There are a number of product development and commercialization risks that could impact our business, financial condition, operating results and cash flows, including:
•The product candidates we are working on for our CDMO customers may not be safe or effective and we may be unable to manufacture sufficient quantities to meet demand.
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

EMERGENT BIOSOLUTIONS INC.
ambiguous and such activities may subject us to regulatory enforcement actions.
There are a number of competitive and political risks that could impact our business, financial condition, operating results and cash flows, including:
•Development and commercialization of pharmaceutical products are subject to evolving private and public sector competition.
•NARCAN is currently subject to generic competition and may be subject to additional branded and generic competition and generic products rather than branded products are often dispensed where a generic version is available.
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
•Our ability to comply with the covenants under our Senior Secured Credit Facilities and other debt agreements and to refinance the Senior Secured Credit Facilities.
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
The risk factors below contain more detailed descriptions of the risks identified above as well as additional risks that may materially harm our business, financial condition or results of cash flows.
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
We derive a substantial portion of our current and expected future revenues from USG procurement of AV7909. As AV7909 is a product candidate, there is a higher level of risk that we may encounter challenges causing delays or an inability to deliver AV7909 than with BioThrax, an approved product, which may have a material effect on our ability to generate and recognize revenue.
The success of our business and our future operating results are significantly dependent on anticipated funding for the procurement of our anthrax vaccines and the terms of such procurement by the USG, including the price per dose, the number of doses and the timing of deliveries. We have no certainty that funding will be made available for the procurement of our anthrax vaccines. If priorities for the SNS change generally, or as a result of the conclusion of the USG’s audit of the Strategic National Stockpile ("SNS"), or with respect to the level of procurement of our anthrax vaccines, funding to procure future doses of AV7909 or BioThrax may be delayed, limited or not available, BARDA may never complete the anticipated full transition to stockpiling AV7909 in support of anthrax preparedness, and our future business, financial condition, operating results and cash flows could be materially harmed.
In addition, we currently derive a substantial portion of our revenues from sales of ACAM2000 to the USG. If priorities for the SNS change with respect to ACAM2000 or the USG decides not to exercise additional options under our ACAM2000 contract, our future business, financial condition, operating results and cash flows would be materially harmed.
We may not receive FDA licensure of AV7909 in a timely manner or at all. Delays in our ability to achieve a favorable outcome from the FDA, or lack of approval from the FDA, could prevent us from realizing the full potential value of our BARDA contract for the advanced development and procurement of AV7909.
In collaboration with us, the Centers for Disease Control and Prevention (the "CDC") filed with the FDA a pre-Emergency Use Authorization ("EUA") submission package related to AV7909, which enables FDA review of data in anticipation of a request for an EUA. Following this submission, BARDA began procuring AV7909, exercising its first contract option in July 2019 to procure 10 million doses of AV7909 and its second contract option in July 2020 and, most recently, funded another procurement commitment in October 2021 for inclusion of additional doses into the SNS in support of anthrax preparedness.
In April 2022, we completed the rolling submission of a Biologics License Application ("BLA") filing with the FDA related to AV7909 and the application has been accepted for review. There can be no guarantee that our submission will be approved by the FDA. The FDA may decide that our initial data are insufficient and require additional pre-clinical, clinical or other studies. If we are unsuccessful in obtaining FDA licensure, in a timely manner or at all, we may not be able to realize the full potential value of the contract, which could have a material adverse effect on our future business, financial condition, operating results and cash flows. Furthermore, prior to FDA licensure, if we obtain an EUA, the EUA could be terminated if the emergency determination underlying the EUA terminates.
Our USG procurement and development contracts require ongoing funding decisions by the USG. Any reduction or discontinuation of funding of any of these contracts could cause our business, financial condition, operating results and cash flows to suffer materially.
The USG is the principal customer for our Medical Countermeasures ("MCMs") and the primary source of funds for the development of most of our product candidates in our development pipeline, most notably our AV7909 procured product candidate. We anticipate that the USG will also be a principal customer for any MCMs that we successfully develop from within our existing product development pipeline, as well as those we acquire in the future. Additionally, a significant portion of our revenue comes from USG development contracts and grants. Over its lifetime, a USG procurement or development program, such as for AV909 under our development and procurement contract with BARDA, may be implemented through the award of many different individual contracts and subcontracts. The funding for such government programs is subject to Congressional appropriations,

EMERGENT BIOSOLUTIONS INC.
generally made on a fiscal year basis, even for programs designed to continue for several years. These appropriations can be subject to a number of undertainties, including political considerations, changes in priorities due to global pandemics, the results of elections and stringent budgetary constraints.
Additionally, our government-funded development contracts typically give the USG the right, exercisable in its sole discretion, to extend these contracts for successive option periods following a base period of performance. The value of the services to be performed during these option periods may constitute the majority of the total value of the underlying contract. For example, the September 2016 contract award from BARDA for the development and delivery to the SNS of AV7909 for post-exposure prophylaxis of anthrax disease consisted of a five-year base period of performance and includes options for the delivery of additional doses of AV7909 to the SNS and options for an additional clinical study and post-marketing commitments. This contract was extended in September 2021 through 2025, and provides for additional procurement of AV7909 for the SNS over 18 months. In addition, the September 2019 contract award from the USG for the supply of ACAM2000 to the SNS included a one-year base period of performance and includes nine options for additional years of performance, the first two of which were exercised by the USG. If levels of government expenditures and authorizations for public health countermeasure preparedness decrease or shift to programs in areas where we do not offer products or are not developing product candidates, or if the USG otherwise declines to exercise its options under our existing contracts, our revenues would suffer, as well as our business, financial condition, operating results and cash flows.
There can be no assurance that we will be able to secure follow-on product procurement contracts with the USG upon the expiration of any of our existing procurement contracts.
A significant portion of our revenue is substantially dependent upon product procurement contracts with the USG and foreign governments for our MCMs. Upon the expiration of a procurement contract, we may not be able to negotiate a follow-on procurement contract for the particular product on similar terms. For example, in November 2019, the BARDA procurement contract for raxibacumab that we acquired in our 2017 acquisition of the product from GlaxoSmithKline LLC was completed. We intend to negotiate a follow-on procurement contract for raxibacumab and other follow-on procurement contracts for most of our MCMs upon the expiration of a related procurement contract, but there can be no assurance that we will be successful obtaining any follow-on contracts. Even if we are successful in negotiating a follow-on procurement contract, it may be for a lower product volume, over a shorter period of performance or be on less favorable pricing or other terms. An inability to secure follow-on procurement contracts for our approved products and product candidates procured under special circumstances could materially and adversely affect our revenues, and our business, financial condition, operating results and cash flows could be harmed.
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
The USG may choose not to award us future contracts for either the development of our new product candidates or the procurement of our existing MCM products and may instead award such contracts to our competitors. If we are unable to secure particular contracts, we may not be able to operate in the market for products that are provided under those contracts. Additionally, if we are unable to consistently win new contract awards over an extended period, or if we fail to anticipate all of the costs or resources that we will be required to secure and, if applicable, perform

EMERGENT BIOSOLUTIONS INC.
under such contract awards, our growth strategy and our business, financial condition and operating results and cash flows could be materially and adversely affected.
The amounts we are paid under our fixed price government procurement contracts are based on estimates we have made of the time, resources and expenses required for us to perform under those contracts. If our actual costs exceed our estimates, we may not be able to earn an adequate return or may incur a loss under these contracts, which could harm our operating results and materially reduce our net income.
Our current procurement contracts with the U.S. Department of Health and Human Services ("HHS") and the U.S. Department of Defense ("DoD") are typically fixed price contracts. We expect that any future procurement contracts we successfully secure with the USG would likely also be fixed price contracts. Under a fixed price contract, we are required to deliver our products at a fixed price regardless of the actual costs we incur. Estimating costs that are related to performance in accordance with contract specifications is difficult, particularly where the period of performance is over several years and when factoring in higher levels of inflation. Our failure to anticipate technical problems, estimate costs accurately or control costs during performance of a fixed price contract could reduce the profitability of such a contract or cause a loss, which could harm our operating results and materially reduce our net income.
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

EMERGENT BIOSOLUTIONS INC.
MANUFACTURING RISKS
An inability to maintain manufacturing compliance at our manufacturing facilities could adversely affect our business, financial condition, operating results and cash flows.
The FDA conducts periodic inspections of our manufacturing facilities for compliance with cGMP requirements relating to quality control. For example, on August 10, 2022, the FDA issued a warning letter to the Company with respect to its Camden manufacturing facility in Baltimore, Maryland. The warning letter cited two areas of deficiencies: (i) systems for cleaning and maintenance of equipment to prevent contamination of drug product, specifically related to particulates from the metal trays, and (ii) processes and practices surrounding aseptic processing. In addition, the FDA recommended the Company review and assess its Quality Management System and engage a consultant with respect to Current Good Manufacturing Practices. The Company has retained a third party for additional review of the facility and to provide additional oversight of processes for product release.
The Company's failure to regain or maintain compliance with cGMP standards at our manufacturing facilities has hindered and could continue to hinder our ability to continue manufacturing for CDMO customers, which could adversely affect our business, financial condition, operating results and cash flows.
Disruption at, damage to or destruction of our manufacturing facilities could impede our ability to manufacture anthrax vaccines, ACAM2000 or our other products or product candidates, as well as impact the delivery of CDMO services, which would harm our business, financial condition, operating results and cash flows.
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
The majority of our products and product candidates are biologics. Manufacturing biologics, especially in large quantities, is complex. The products must be made consistently and in compliance with a clearly-defined manufacturing process. Problems during manufacturing may arise for a variety of reasons, including problems with raw materials, equipment

EMERGENT BIOSOLUTIONS INC.
malfunction and failure to follow specific protocols and procedures. Slight deviations anywhere in the manufacturing process, including obtaining materials, maintaining master seed or cell banks and preventing genetic drift, seed or cell growth, fermentation, contamination including from particulates among other things, filtration, filling, labeling, packaging, storage and shipping, potency and stability issues and other quality control testing, may result in lot failures or manufacturing shut-downs, delays in the release of lots, product recalls, spoilage or regulatory action. Such deviations may require us to revise manufacturing processes or change manufacturers. In addition, we are contractually required to ship our biologic products at a prescribed temperature range and variations from that temperature range could result in loss of product and could significantly and adversely impact our revenues, which would harm our business, financial condition, operating results and cash flows.
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

EMERGENT BIOSOLUTIONS INC.
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
PRODUCT DEVELOPMENT AND COMMERCIALIZATION RISKS
The COVID-19 product candidates we are manufacturing for our CDMO customers may not be safe or effective and even if they are, we may be unable to manufacture sufficient quantities to meet demand.
We are providing CDMO services for the development and/or manufacture of multiple therapeutic product candidates. There can be no assurance that any of these product candidates will be safe or effective. There can also be no assurance that any of these product candidates will be authorized for emergency use or approved by the FDA or any other health regulatory authority. Even if these product candidates are safe and/or effective and receive authorization or approval by a health regulatory authority, the manufacturing processes for our CDMO COVID-19 programs are under development and are complex. There can be no assurance that we will be able to produce any significant quantity of these product candidates in a timely basis or at all, or negotiate further commitments under our existing CDMO contracts, which could adversely affect our business, financial condition, operating results and cash flows.
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
We have invested significant efforts and financial resources in the development of our vaccines, therapeutics and medical device product candidates and the acquisition of additional product candidates. In addition to our product sales, our ability to generate revenue is dependent on a number of factors, including the success of our development programs, the USG's interest in providing development funding for or procuring certain of our product candidates, and the commercial viability of our acquired or developed product candidates. The commercial success of our product candidates can depend on many factors, including accomplishing the following in an economical manner:
•successful development, formulation and cGMP scale-up of manufacturing that meets FDA and/or foreign regulatory requirements;
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

EMERGENT BIOSOLUTIONS INC.
products. Failure to obtain regulatory approval for product candidates, particularly in the United States, could materially and adversely affect our financial resources, which would adversely affect our business, financial condition, operating results and cash flows.
Before obtaining regulatory approval of our product candidates, we and our collaborative partners, where applicable, must conduct pre-clinical studies and clinical trials to establish proof of concept and demonstrate the safety and efficacy of our product candidates. Pre-clinical and clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. Success in pre-clinical testing or early clinical trials does not ensure that later clinical trials will be successful, and interim results of such trials do not necessarily predict final results. An unexpected result in one or more of our preclinical studies or clinical trials can occur at any stage of testing.
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
We continue to evaluate our product development strategy and, as a result, may modify our strategy in the future. In this regard, we may, from time to time, focus our product development efforts on different product candidates or may delay or halt the development of various product candidates. We may change or refocus our existing product development, commercialization and manufacturing activities based on government funding decisions and other factors. This could require changes in our facilities and our personnel. Any product development changes that we implement may not be successful. In particular, we may fail to select or capitalize on the most scientifically, clinically or commercially promising or profitable product candidates or choose candidates for which government development funds are not available. Our decisions to allocate our R&D, management and financial resources toward particular product candidates or therapeutic areas may not lead to the development of viable commercial products and may divert resources from better business opportunities. Similarly, our decisions to delay or terminate product development programs could also cause us to miss valuable opportunities.
GLOBAL PANDEMIC RISK
The COVID-19 pandemic could have a material adverse impact on our business, results of operations and financial performance.

EMERGENT BIOSOLUTIONS INC.
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
None of the COVID-19-related product candidates we develop and manufacture have yet to receive full regulatory approval from any regulatory authority, although some are being offered and sold pursuant to an EUA from the FDA or the equivalent authorization from non-U.S. regulatory authorities. Should the facilities producing these product candidates be denied an EUA or one or more of these COVID-19-related product candidates be denied an EUA (or equivalent) or be denied full regulatory approval by the FDA or other major non-U.S. regulatory authority, the demand for such product candidates could decrease significantly and therefore decrease customer orders for additional CDMO services for such product candidates. Additionally, the need for continued manufacture and supply of vaccines (including “booster” doses) and therapies to address the COVID-19 pandemic, including new and developing variants of COVID-19, is highly uncertain and subject to various political, economic, regulatory and other factors that are outside of our control. For example, in the first quarter of 2022, Johnson and Johnson suspended its COVID-19 vaccine sales guidance due to global supply surplus and demand uncertainty. Should the United States or other major regions worldwide determine that additional manufacturing of COVID-19 vaccines, boosters, or therapies is no longer necessary, or necessary to a lesser degree, it could adversely affect our revenue and financial condition and our ability to grow our CDMO business in the near term. In addition, highly-public political and social debates relating to the need for, efficacy of, or side effects related to one or more specific COVID-19 vaccines could contribute to changes in public perception of COVID-19 vaccines manufactured by us, which could decrease demand for a COVID-19 related product candidate we develop or manufacture (in whole or in part).
The impact of working remotely may increase our cybersecurity risk profile and potentially impact productivity.

EMERGENT BIOSOLUTIONS INC.
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
As a manufacturer and supplier of MCMs to the USG addressing PHTs, we must comply with numerous laws and regulations relating to the procurement, formation, administration and performance of government contracts. These laws and regulations govern how we transact business with our government clients and, in some instances, impose additional costs and related obligations on our operations. Our status as a USG contractor means that we are subject to various statutes and regulations, including:
•the Federal Acquisition Regulation ("FAR") and agency-specific regulations supplemental to FAR, which comprehensively regulate the award, formation, administration and performance of government contracts;
•the Defense Federal Acquisition Regulations ("DFARs") and agency-specific regulations supplemental to DFARs, which comprehensively regulate the award, formation, administration and performance of DoD government contracts;
•the Department of State Acquisition Regulation which regulates the relationship between a Department of State organization and a contractor or potential contractor;
•business ethics and public integrity obligations, which govern conflicts of interest and the hiring of former government employees, restrict the granting of gratuities and funding of lobbying activities and incorporate other requirements such as the Anti-Kickback Act, the Procurement Integrity Act, the False Claims Act and the Foreign Corrupt Practices Act (the "FCPA");
•export and import control laws and regulations, including but not limited to International Traffic in Arms Regulations; and
•laws, regulations and executive orders restricting the use and dissemination of information classified for national security purposes and the exportation of certain products and technical data.
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
Our product candidates and the activities associated with them are subject to extensive FDA regulation and oversight, as well as oversight by other regulatory agencies in the United States and by comparable foreign regulatory authorities. This includes, but is not limited to, laws and regulations governing product development, including testing, manufacturing, record keeping, storage and approval, as well as advertising and promotion. In limited circumstances, governments may procure products that have not obtained regulatory approval. In all other

EMERGENT BIOSOLUTIONS INC.
circumstances, failure to obtain regulatory approval for a product candidate will prevent us from selling and commercializing the product candidate.
In the United States, to obtain approval from the FDA to market and sell any of our future drug, biologic, or vaccine products, we will be required to submit a New Drug Application ("NDA") or BLA to the FDA. Ordinarily, the FDA will require a company to support an NDA or BLA with substantial evidence of the product candidate’s effectiveness, safety, purity and potency in treating the targeted indication based on data derived from adequate and well-controlled clinical trials, including Phase 3 trials conducted in patients with the disease or condition being targeted. Once an NDA or BLA is submitted, the FDA has substantial discretion and may refuse to accept any application or may decide that our data are insufficient to support approval and require additional pre-clinical, clinical or other studies.
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
We and our collaborators must therefore comply with post-approval regulatory requirements concerning advertising and promotion for any of our product candidates for which we obtain marketing approval. Promotional communications with respect to FDA-regulated products are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved labeling. Thus, we will not be able to sell any products we develop for indications or uses for which they are not approved.
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

EMERGENT BIOSOLUTIONS INC.
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
Certain of our products are subject to post marketing requirements ("PMRs"), which we are required to conduct, and post marketing commitments ("PMCs"), which we have agreed to conduct. The FDA has the authority to take action against sponsors who fail to meet the obligations of a PMR, including civil monetary penalties and/or misbranding charges.
The FDA and other agencies, including the U.S. Department of Justice ("DOJ") and the HHS Office of Inspector General ("OIG"), closely regulate and monitor the pre-approval and post-approval marketing and promotion of products to ensure that they are marketed and distributed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA, DOJ, and OIG impose stringent restrictions on manufacturers’ communications regarding unapproved products and unapproved uses of approved products and if we market unapproved products or market our approved products for unapproved indications, we may be subject to enforcement action. Violations of the Federal Food, Drug, and Cosmetics Act and other statutes, including the False Claims Act, relating to the promotion and advertising of prescription products may lead to investigations and enforcement actions alleging violations of federal and state health care fraud and abuse laws, as well as state consumer protection laws.
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
Current and future legislation may increase the difficulty and cost for us and any collaborators to obtain marketing approval of and commercialize our product candidates and may affect the prices we, or our collaborators, may obtain.

EMERGENT BIOSOLUTIONS INC.
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
The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively, the "ACA"), passed in 2010 and substantially changed the way health care is financed by both governmental and private insurers, and significantly impacted the U.S. biopharmaceutical industry. However, some provisions of the ACA have yet to be fully implemented and certain provisions have been subject to legal and political challenges, as well as efforts by the last Presidential administration to repeal or replace certain aspects of the ACA. On January 28, 2021, however, the President issued an executive order to strengthen implementation of the ACA. Concurrently, Congress considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA, such as removing penalties as of January 1, 2019 for not complying with the ACA’s individual mandate to carry health insurance, delaying the implementation of certain ACA-mandated fees, and increasing the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, the current Presidential administration issued an executive order initiating a special enrollment period during 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare. It is unclear how healthcare reform measures enacted by Congress or implemented by the current Presidential administration or other challenges to the ACA, if any, will impact the ACA or our business.
In addition, other legislative changes have been proposed and adopted in the United States since the
ACA was enacted that may negatively impact us. On August 2, 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of up to 2% per fiscal year. These reductions went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2031 under the Coronavirus Aid, Relief and Economic Security Act, or CARES Act. These Medicare sequester reductions were suspended through the end of March 2022, and a 1% sequester cut was in effect from April 2022 through June 2022, with the full 2% cut resuming thereafter.
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
For example, in October 2020, HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program ("SIP"), to import certain prescription drugs from Canada into the United States. The final rule is currently the subject of ongoing litigation, but at least six states (Vermont, Colorado, Florida, Maine, New Mexico, and New Hampshire) have passed laws allowing for the importation of drugs from Canada with the intent of developing SIPs for review and approval by the FDA.
Further, on July 9, 2021, the President signed an Executive Order that focuses on, among other things, the price of pharmaceuticals. The Order directed HHS to create a plan within 45 days to combat "excessive pricing of prescription pharmaceuticals and enhance domestic pharmaceutical supply chains, to reduce the

EMERGENT BIOSOLUTIONS INC.
prices paid by the federal government for such pharmaceuticals, and to address the recurrent problem of price gouging." On September 9, 2021, HHS released its plan to reduce pharmaceutical prices. The key features of that plan are to: (a) make pharmaceutical prices more affordable and equitable for all consumers; (b) improve and promote competition throughout the prescription pharmaceutical industry; and (c) foster scientific innovation to promote better healthcare and improve health by supporting public and private research and making sure that market incentives promote discovery of valuable and accessible new treatments.
At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. A number of states, for example, require drug manufacturers and other entities in the drug supply chain, including health carriers, pharmacy benefit managers and wholesale distributors, to disclose information about pricing of pharmaceuticals. In addition, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. We expect that additional state and federal health care reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for health care products and services, which could result in reduced demand for our product candidates or additional pricing pressures.
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
•the U.S. federal Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), which imposes criminal and civil liability for,

EMERGENT BIOSOLUTIONS INC.
among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any health care benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any health care benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statement, in connection with the delivery of, or payment for, health care benefits, items or services. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
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
•the Physician Payments Sunshine Act and its implementing regulations require certain manufacturers of drugs, biologics, medical devices and medical supplies for which payment is available under Medicare, Medicaid or the Centers for Medicare & Medicaid Services ("CMS") to report certain payments and transfers of value made to U.S. physicians, other healthcare providers and teaching hospitals, and ownership or investment interests held by physicians, other healthcare providers and their immediate family members; and
•state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws, which may apply to items or services reimbursed by any third-party payor, including commercial insurers; state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts; state, local and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, obtain pharmaceutical agent licensure, and/or otherwise restrict payments that may be made to health care providers and entities; and state, local and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to health care providers or entities, or marketing expenditures.
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

EMERGENT BIOSOLUTIONS INC.
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
The issuance of regulations and coverage expansion by various governmental agencies relating to the Medicaid rebate program will continue to increase our costs and the complexity of compliance and will be time-consuming. Changes to the definition of average manufacturer price ("AMP"), and the Medicaid rebate amount under the ACA and CMS and the issuance of final regulations implementing those changes has affected and could further affect our 340B “ceiling price” calculations. Because we participate in the Medicaid rebate program, we are required to report average sales price ("ASP"), information to CMS for certain categories of drugs that are paid for under Part B of the Medicare program. Future statutory or regulatory changes or CMS binding guidance could affect the ASP calculations for our products and the resulting Medicare payment rate and could negatively impact our results of operations.
Pricing and rebate calculations vary among products and programs, involve complex calculations and are often subject to interpretation by us, governmental or regulatory agencies and the courts. The Medicaid rebate amount is computed each quarter based on our submission to CMS of our current AMP and “best price” for the quarter. If we become aware that our reporting for a prior quarter was incorrect, or has changed as a result of recalculation of the pricing data, we are obligated to resubmit the corrected data for a period not to exceed twelve quarters from the quarter in which the data originally were due. Any such revisions could have the impact of increasing or decreasing our rebate liability for prior quarters, depending on the direction of the revision. Such restatements and recalculations would increase our costs for complying with the laws and regulations governing the Medicaid rebate program. Price recalculations also may affect the “ceiling price” at which we are required to offer our products to certain covered entities, such as safety-net providers, under the 340B/Public Health Service ("PHS") drug pricing program.
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

EMERGENT BIOSOLUTIONS INC.
federal payments would be available under Medicaid or Medicare Part B for our covered outpatient drugs. Governmental agencies may also make changes in program interpretations, requirements or conditions of participation, some of which may have implications for amounts previously estimated or paid. We cannot assure that our submissions will not be found by CMS to be incomplete or incorrect.
In order for our products to be reimbursed by the primary federal governmental programs, we must report certain pricing data to the USG. Compliance with reporting and other requirements of these federal programs is a pre-condition to: (i) the availability of federal funds to pay for our products under Medicaid and Medicare Part B; and (ii) procurement of our products by the Department of Veterans Affairs ("DVA"), and by covered entities under the 340B/PHS program. The pricing data reported are used as the basis for establishing Federal Supply Schedule ("FSS"), and 340B/PHS program contract pricing and payment and rebate rates under the Medicare Part B and Medicaid programs, respectively. Pharmaceutical companies have been prosecuted under federal and state false claims laws for submitting inaccurate and/or incomplete pricing information to the government that resulted in increased payments made by these programs. Although we maintain and follow strict procedures to ensure the maximum possible integrity for our federal pricing calculations, the process for making the required calculations is complex, involves some subjective judgments and the risk of errors always exists, which creates the potential for exposure under the false claims laws. If we become subject to investigations or other inquiries concerning our compliance with price reporting laws and regulations, and our methodologies for calculating federal prices are found to include flaws or to have been incorrectly applied, we could be required to pay or be subject to additional reimbursements, penalties, sanctions or fines, which could have a material adverse effect on our business, financial condition and results of operations.
To be eligible to have our products paid for with federal funds under the Medicaid and Medicare Part B programs and purchased by certain federal agencies and grantees, we also must participate in the DVA FSS pricing program. To participate, we are required to enter into an FSS contract with the DVA, under which we must make our innovator “covered drugs” available to the “Big Four” federal agencies-the DVA, the DoD, the PHS (including the Indian Health Service), and the Coast Guard-at pricing that is capped under a statutory federal ceiling price ("FCP") formula set forth in Section 603 of the Veterans Health Care Act of 1992 ("VHCA"). The FCP is based on a weighted average wholesale price known as the Non-Federal Average Manufacturer Price ("Non-FAMP"), which manufacturers are required to report on a quarterly and annual basis to the DVA. Under the VHCA, knowingly providing false information in connection with a Non-FAMP filing can subject us to significant penalties for each item of false information. If we overcharge the government in connection with our FSS contract or Section 703 Agreement, whether due to a misstated FCP or otherwise, we are required to disclose the error and refund the difference to the government. The failure to make necessary disclosures and/or to identify contract overcharges can result in allegations against us under the False Claims Act and other laws and regulations. Unexpected refunds to the government, and responding to a government investigation or enforcement action, can be expensive and time-consuming, and could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
From time to time, we sell unapproved MCMs to government entities under certain circumstances. While this is permissible in some cases, the extent to which we may be able to lawfully offer to sell and sell unapproved products in many jurisdictions may be unclear or ambiguous. Such sales could subject us to regulatory enforcement action, product liability and reputational risk.
Under certain circumstances, MCMs may be procured by government entities prior to approval by the FDA or other regulatory authorities, a practice which we follow in connection with certain MCMs, including AV7909 and TROBIGARD, in the United States. In the United States, Project BioShield permits the Secretary of HHS to contract to purchase MCMs for the SNS prior to FDA approval of the relevant MCM in specified circumstances. Project BioShield and the PAHPRA also allow the FDA Commissioner to authorize the emergency use of medical products that have not yet been approved by the FDA under an EUA. An EUA terminates when the emergency determination underlying the EUA terminates. An EUA is not a long-term alternative to obtaining FDA approval, licensure, or clearance for a product. Absent an applicable exception, our MCM product candidates generally will have to be approved by the FDA or other regulatory authorities in the relevant country through traditional pathways before we can sell those products to governments. Additionally, the laws in certain jurisdictions regarding the ability of government entities to purchase unapproved product candidates are ambiguous, and the permissibility of exporting unapproved products from the United States and importing them to foreign countries may be unclear. Nevertheless, government bodies, such as U.S. federal

EMERGENT BIOSOLUTIONS INC.
entities other than HHS, state and local governments within the United States, and foreign governments have sought and may further seek to procure our MCM product candidates that are not yet approved. If so, we would expect to assess the permissibility and liability implications of supplying our product candidates to such entities on a case-by-case basis, which presents certain challenges, both in the case of U.S. and foreign governments, and particularly under emergency conditions. In addition, agencies or branches of one country’s government may take different positions regarding the permissibility of such sales than another country’s government or even other agencies or branches of the same government. If local enforcement authorities disagree with our conclusion that such activities are permissible, they may take enforcement action against us.
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

EMERGENT BIOSOLUTIONS INC.
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

EMERGENT BIOSOLUTIONS INC.
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
The development and commercialization of new biopharmaceutical and medical technology products is highly competitive and subject to rapid technological advances. We face and will continue to face future competition from other companies and governments, universities and other non-profit research organizations in respect of our products, any products that we acquire, our current product candidates and any products we may seek to develop or commercialize in the future. The market for products can be subject to development of safer, more effective, more convenient or less costly products. The market for products can also depend on what resources can be devoted to marketing or selling products, or how companies are positioned to adapt more quickly to new technologies, respond to scientific advances or patient preferences and needs, initiate or withstand substantial price competition and/or procure third-party licensing and collaborative arrangements.
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

EMERGENT BIOSOLUTIONS INC.
product could lead to a loss of market share for our products and cause reduced revenues, margins and levels of profitability for us, which could adversely affect our business, financial condition, operating results and cash flows.
Our biologic products may face risks of competition from biosimilar manufacturers.
Biological products and product candidates, which we refer to as “Biologic Products”, can be affected by the approval and entry of “biosimilars” in the United States and other jurisdictions. Biosimilar drugs are “highly similar”, but close enough in duplication, to accomplish the same therapeutic and clinical result. Biologic Products in our current pipeline include AV7909, BioThrax, and ACAM2000. If a biosimilar version of one of our Biologic Products were approved, it could have a material adverse effect on the sales and gross profits of the affected Biologic Product and could adversely affect our business, financial condition, operating results and cash flows.
NARCAN® (naloxone HCI) Nasal Spray is currently subject to generic competition and may be subject to additional branded and generic competition in the future.
NARCAN currently faces generic competition. In 2016, Teva filed an ANDA seeking regulatory approval to market a generic version of NARCAN. In patent litigation related to Teva’s ANDA filing, a trial Court decided in favor of Teva, and this decision was subsequently affirmed by the Court of Appeals for the Federal Circuit.
On December 22, 2021, Teva commenced the launch of its generic naloxone nasal spray. NARCAN may face additional generic competition from other parties, including from Perrigo UK FINCO Limited Partnership (Perrigo), who filed their own ANDA in 2018. Emergent settled with Perrigo on February 12, 2020 providing for a license effective upon the Teva litigation decision.
Sales of generic versions of NARCAN at prices lower than our branded product or the version provided at no cost by Teva, have the potential to erode our sales and could impact our product revenue related to NARCAN. For example, certain U.S. state laws allow for, and in some instances in the absence of specific instructions from the prescribing physician, mandate the dispensing of generic products rather than branded products where a generic version is available. In addition, in January 2019, the FDA released new proposed template Drug Facts Labels to assist sponsors of investigational naloxone nasal sprays and auto-injectors seeking approval from the FDA for over-the-counter naloxone products.
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

EMERGENT BIOSOLUTIONS INC.
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
Other risks include associated costs, such as costs of patent prosecution and maintenance and costs associated with post-grant challenges. For example, such costs include inter partes review proceedings in the United States and oppositions in Europe, as well as costs associated with litigating and enforcing patent and trademark rights.
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
Third-party claims of patent infringement could impact our business, financial condition, operating results, and cash flows.
Claims by third parties of alleged patent infringement could delay or affect the development and commercialization of our products and product candidates. Such challenges, while ongoing, could be costly, requiring and utilizing company resources. Such challenges, if successful, may impact marketing or launch of products, or require ongoing license and/or royalty fees associated with potential settlement agreements. These may have the potential to materially harm our business, financial condition, operating results, and cash flows.
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

EMERGENT BIOSOLUTIONS INC.
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
We purchase certain supplies used in our manufacturing processes from non-exclusive or single sources due to quality considerations, costs or constraints resulting from regulatory requirements. We depend on certain single-source suppliers for key materials and services necessary to manufacture the majority of our products and certain product candidates. For example, we rely on a single-source supplier to provide us with Alhydrogel in sufficient quantities to meet our needs to manufacture AV7909 and BioThrax and the specialty plasma in our hyperimmune specialty plasma products and certain ingredients for ACAM2000. We also rely on single-source suppliers for the materials necessary to produce NARCAN, such as the naloxone active pharmaceutical ingredient and other excipients, along with the vial, stopper and device.
Where a particular single-source supply relationship is terminated, we may not be able to establish additional or replacement suppliers for certain components or materials quickly. This is largely due to the FDA approval system, which mandates validation of materials prior to use in our products and product candidates, and the complex nature of manufacturing processes. In addition, we may lose a sole-source supplier due to, among other things, the impact of COVID-19 on such supplier, the acquisition of a supplier by a competitor (which may cause the supplier to stop selling its products to us) or the bankruptcy of such a supplier, which may cause the supplier to cease operations. Any reduction or interruption by a sole-source supplier of the supply of materials or key components used in the manufacturing of our products or product candidates, a reduction in quality or an increase in the price of those materials or components could adversely affect us. If we are unable to locate or establish alternative suppliers, our ability to manufacture our products and product candidates could be adversely affected and could harm our revenues, cause us to fail to satisfy contractual commitments, lead to a termination of one or more of our contracts or lead to delays in our clinical trials, any of which could be costly to us and otherwise materially harm our business, financial condition, operating results and cash flows.
We depend on third parties to conduct many of our clinical and non-clinical trials. If these third parties do not perform as contractually required or as we expect, we may not be able to obtain regulatory approval for or commercialize our product candidates and, as a result, our business, financial condition, operating results and cash flows may suffer.
We depend on third parties, such as independent clinical investigators, contract research organizations and other third-party service providers to conduct the clinical and non-clinical trials of our product candidates and expect to continue to do so. We rely heavily on these third parties for successful execution of our clinical and non-clinical trials, but do not exercise day-to-day control over their activities. Our reliance on these service providers does not relieve us of our regulatory responsibilities, including ensuring that our trials are conducted in accordance with good clinical practice regulations and the plan and protocols contained in the relevant regulatory application. In addition, these organizations may not complete these activities on our anticipated or desired timeframe. We also may experience unexpected cost increases that are beyond our control. Problems with the timeliness or

EMERGENT BIOSOLUTIONS INC.
quality of the work of a contract research organization or other third party may lead us to seek to terminate the relationship and use an alternative service provider, which may prove difficult, costly and result in a delay of our trials. Any delay in or inability to complete our trials could delay or prevent the development, approval and commercialization of our product candidates.
In certain cases, government entities and non-governmental organizations ("NGOs") conduct studies of our product candidates, and we may seek to rely on these studies in applying for marketing approval for certain of our product candidates. These government entities and NGOs have no obligation or commitment to us to conduct or complete any of these studies or clinical trials and may choose to discontinue these development efforts at any time. Furthermore, government entities depend on annual Congressional appropriations to fund their development efforts, which may not be approved.
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
We are subject to various claims, legal proceedings and government investigations that have not yet been fully resolved, including shareholder derivative and putative class action lawsuits, and new matters may arise in the future. In addition, agreements entered into by us sometimes include indemnification provisions which can subject us to costs and damages in the event of a claim against an indemnified third party. The number of claims, legal proceedings and government investigations involving us, and the alleged magnitude of such claims, proceedings and government investigations, has generally increased over time and may continue to increase. Certain of these actions include, and future actual or threatened legal actions may include, claims for substantial and indeterminate amounts of damages, or may result in other actions adverse to us.
For example, multiple purported class action lawsuits have been filed against us and certain of our current and former senior officers in the United States District Court for the District of Maryland seeking unspecified damages on behalf of a putative class of persons who purchased or otherwise acquired shares of our common stock during various date ranges. The complaints allege, among other things, that we made materially false and misleading statements regarding our procedures and quality controls relating to vaccine production, in violation of federal securities laws. As another example, multiple shareholder derivative lawsuits were filed in The Court of Chancery of the State of Delaware and the United States District Court for the District of Maryland on behalf of the Company against certain current and former officers and directors for breach of fiduciary duties, waste of corporate assets, unjust enrichment and insider trading, each allegation related to the Company’s capabilities to manufacture COVID-19 vaccine bulk drug substance. In addition to monetary damages, the complaints seek the implementation of multiple corporate governance and internal policy changes.
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

EMERGENT BIOSOLUTIONS INC.
security lapse of that technology, including any cyber security incidents, could harm our ability to operate our business effectively or result in data leakage of proprietary and confidential business and employee information.
Our business is increasingly dependent on critical, complex and interdependent information technology systems, including Internet-based systems, to support business processes as well as internal and external communications. We also have contracted with the USG and pharmaceutical companies, which has raised our security profile, and heightened potential risks that malicious actors may seek to disrupt our systems or misappropriate our information. The size and complexity of our computer systems make them potentially vulnerable to interruption, invasion, computer viruses, destruction, malicious intrusion and additional related disruptions, which may result in the impairment of production and key business processes. Our systems are also potentially vulnerable to data security breaches through employee error, phishing scams and malfeasance, which may expose sensitive data to unauthorized persons. No system of protection is adequate to protect against all such threats, even if they are deemed to be industry standard, and there can be no assurance that we will be able to repel any such attacks. Data security breaches could lead to the loss of trade secrets or other intellectual property or the public exposure of personal information, including sensitive personal information, of our employees, clinical trial patients, customers and others. Responding to any such threats may also be expensive and time-consuming.
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

EMERGENT BIOSOLUTIONS INC.
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
•subjecting us, as under our Senior Secured Credit Facilities and the indenture governing the 3.875% Senior Unsecured Notes due 2028 (the "Senior Unsecured Notes"), to restrictive covenants that reduce our ability to take certain corporate actions, acquire companies, products or technology, or obtain further debt financing;
•requiring us to pledge our assets as collateral, which could limit our ability to obtain additional debt financing;
•limiting our flexibility in planning for, or reacting to, general adverse economic and industry conditions; and
•placing us at a competitive disadvantage compared to our competitors that have less debt, better debt servicing options or stronger debt servicing capacity.

EMERGENT BIOSOLUTIONS INC.
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
Additionally, as of September 30, 2022, there was $238.0 million outstanding under the Revolving Credit Facility and $371.3 million outstanding under the Term Loan Facility that matures in October 2023, which is within one year of the date that the consolidated financial statements are issued for the quarter ended September 30, 2022. The Company determined that there is substantial doubt about the Company’s ability to continue as a going concern as a result. Any delay in or inability to refinance these Senior Secured Credit Facilities on favorable terms, or at all, could adversely affect our results of operations and financial condition.
Our current indebtedness restricts and any additional debt financing may restrict the operation of our business and limit the cash available for investment in our business operations.
The Senior Secured Credit Facilities include a $450 million Term Loan Facility which had an outstanding principal balance of $371.3 million as of September 30, 2022, and the ability to borrow up to $600 million under our Revolving Credit Facility, of which we had $238 million in borrowings as of September 30, 2022. On August 7, 2020, we completed an offering of $450 million aggregate principal amount of Senior Unsecured Notes, of which $353 million of the net proceeds were used to pay down our Revolving Credit Facility. We may also seek additional debt financing to support our ongoing activities or to provide additional financial flexibility. Debt financing can have significant adverse consequences for our business, including:
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
We may require significant additional funding and be unable to raise capital when needed or on acceptable terms, which would harm our ability to grow our business, and our results of operations and financial condition. In addition, any capital we raise may result in dilution to our current shareholders.
If our capital resources are insufficient to meet our future capital requirements, we will need to finance our cash needs through public or private equity or debt offerings, bank loans or collaboration and licensing arrangements. In August 2021, we filed an automatic shelf registration statement, which immediately became effective under SEC rules. For so long as we continue to satisfy the requirements to be deemed a “well-known seasoned issuer” under SEC rules (which

EMERGENT BIOSOLUTIONS INC.
include, among other things, the timely filing of our reports under the Exchange Act and maintenance of at least $700 million of public float or issuing an aggregate amount of $1 billion of non-convertible securities, other than common stock, in registered offerings for cash during the past three years), this shelf registration statement, effective until August 9, 2024, allows us to issue an unrestricted amount of equity, debt and certain other types of securities through one or more future primary or secondary offerings. If we do not file a new shelf registration statement prior to the expiration of our automatic shelf registration statement (whether by lapse of time or due to us no longer qualifying as a "well-known seasoned issuer"), the existing shelf registration statement will expire, and we will not be able to publicly raise capital or issue debt until a new registration statement is filed and becomes effective. There can be no assurance that we will be eligible to file an automatically effective shelf registration statement at a future date when we may need to raise funds publicly.
If we raise funds by issuing equity securities, our shareholders may experience dilution. Debt financing, if available, may involve agreements that include covenants, like those contained in our Senior Secured Credit Facilities and the indenture governing the Senior Unsecured Notes, limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, pursuing acquisition opportunities or declaring dividends. If we raise funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish valuable rights to our technologies or product candidates or grant licenses on terms that may not be favorable to us. Our Senior Secured Credit Facilities as well as the indenture governing the Senior Unsecured Notes restrict our ability to incur additional indebtedness.
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
Although we have been profitable on an annual basis since becoming a public company, we have not been profitable for every quarter during that time. Our profitability has been substantially dependent on product sales, which historically have fluctuated significantly from quarter to quarter, and we expect that they will continue to fluctuate significantly based primarily on the timing of our fulfillment of orders from the USG. We may not be able to achieve profitability on a quarterly basis or sustain or increase profitability on an annual basis.
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
In July 2017, the Financial Conduct Authority, the authority that regulates the London Inter-bank Offered Rate ("LIBOR") announced that it intended to stop compelling banks to submit rates for the calculation of LIBOR after 2021.
On December 31, 2021, the International Exchange ("ICE") Benchmark Association, which administrates LIBOR, ceased (i) entering into new contracts that use LIBOR as a reference rate and (ii) publication of two LIBOR rates (one-week and two-month) and announced that the remaining LIBOR rates (overnight, one-month, three-month, six-month and 12-month) will be retired on June 30, 2023. It is unclear if LIBOR will cease to exist at that time or if new methods of calculating LIBOR will be established such that it continues to exist after 2023. We have certain financial contracts, including the amended credit agreement related to our Senior Secured Credit Facilities and our interest rate swaps, that are indexed to LIBOR. Changes in the method of determining LIBOR, or the replacement of LIBOR with an alternative reference rate, may adversely affect interest rates on our current or future indebtedness. Any transition process may involve, among other things, increased volatility or illiquidity in markets for instruments that rely on LIBOR, reductions in the value of certain instruments or the effectiveness of related

EMERGENT BIOSOLUTIONS INC.
transactions such as hedges, increased borrowing costs, uncertainty under applicable documentation, or difficult and costly consent processes. The transition away from LIBOR may result in increased expenses, may impair our ability to refinance our indebtedness or hedge our exposure to floating rate instruments, or may result in difficulties, complications or delays in connection with future financing efforts, any of which could adversely affect our financial condition and results of operations.
RISKS RELATED TO STRATEGIC ACQUISITIONS AND COLLABORATIONS
Our strategy of generating growth through acquisitions may not be successful.
Our business strategy includes growing our business through acquisition and in-licensing transactions. For example, in September 2022, we completed the acquisition from Chimerix, Inc. of its exclusive worldwide rights to brincidofovir, including TEMBEXA® and related assets. We may not be successful in identifying, effectively evaluating, structuring, acquiring or in-licensing, and developing and commercializing additional products on favorable terms, or at all. Competition for attractive product opportunities is intense and may require us to devote substantial resources, both managerial and financial, to an acquisition opportunity. A number of more established companies are also pursuing strategies to acquire or in-license products in the biopharmaceutical field. These companies may have a competitive advantage over us due to their size, cash resources, cost of capital, effective tax rate and greater clinical development and commercialization capabilities.
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
If we are unsuccessful in our efforts to acquire other companies or products or in-license and develop additional products, or if we acquire or in-license unproductive assets, it could have a material adverse effect on the growth of our business, and we could be compelled to record significant impairment charges to write-down the carrying value of our acquired intangible assets, which could materially harm our business, financial condition, operating results and cash flows.
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

EMERGENT BIOSOLUTIONS INC.
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
Provisions in our certificate of incorporation and by-laws and under Delaware law may discourage acquisition proposals, delay a change in control or prevent transactions that shareholders may consider favorable.
Provisions in our certificate of incorporation and by-laws may discourage, delay or prevent a merger, acquisition or other changes in control that shareholders may consider favorable, including transactions in which shareholders might otherwise receive a premium for their shares. These provisions may also prevent or frustrate attempts by our shareholders to replace or remove our management.
These provisions include:
•the classification of our directors;
•limitations on changing the size of our Board of Directors;
•limitations on the removal of directors;
•limitations on filling vacancies on the Board of Directors;
•advance notice requirements for shareholder nominations of candidates for election to the Board of Directors and other proposals;
•the inability of shareholders to act by written consent;
•the inability of shareholders to call special meetings; and
•the ability of our Board of Directors to designate the terms of and issue a new series of preferred stock without shareholder approval.
The affirmative vote of a majority of our Board of Directors or the holders of our capital stock representing at least 75% of the voting power of all outstanding stock entitled to vote is required to amend or repeal the above provisions of our certificate of incorporation or by-laws. The affirmative vote of either a majority of the directors present at a meeting of our Board of Directors or holders of our capital stock representing at least 75% of the voting power of all outstanding stock entitled to vote is required to amend or repeal our by-laws.
In addition, we are subject to Section 203 of the Delaware General Corporation Law ("Section 203"). In general and subject to certain exceptions, Section 203 prohibits a publicly-held corporation from engaging in a business combination with an interested shareholder, generally a person which, together with its affiliates, owns or within the last three years has owned 15% or more of the corporation's voting stock, for a period of three years after the date of the transaction in which the person became an interested shareholder, unless the business combination is approved in a prescribed manner. Accordingly, Section 203 may discourage, delay or prevent a change in control of us.
Our Board of Directors may implement a new shareholder rights plan without shareholder approval, which could prevent a change in control of us in instances in which some shareholders may believe a change in control is in their best interests.
Our Board of Directors may implement a shareholder rights plan without shareholder approval. We previously implemented a shareholder rights plan, which expired on November 14, 2016. Under our prior shareholder rights plan, we issued to each of our shareholders one preferred stock purchase right for each outstanding share of our common stock. Each right, when exercisable, would have entitled its holder

EMERGENT BIOSOLUTIONS INC.
to purchase from us a unit consisting of one one-thousandth of a share of series A junior participating preferred stock at a purchase price of $150 in cash, subject to adjustments. Our shareholder rights plan was intended to protect shareholders in the event of an unfair or coercive offer to acquire us and to provide our Board of Directors with adequate time to evaluate unsolicited offers.
Our Board of Directors may implement a new shareholder rights plan, which may have anti-takeover effects, potentially preventing a change in control of us in instances in which some shareholders may believe a change in control is in their best interests. This could cause substantial dilution to a person or group that attempts to acquire us on terms that our Board of Directors does not believe are in our best interests or those of our shareholders and may discourage, delay or prevent a merger or acquisition that shareholders may consider favorable, including transactions in which shareholders might otherwise receive a premium for their shares.
Our stock price is volatile, and purchasers of our common stock could incur substantial losses.
Our stock price has been, and is likely to continue to be, volatile. The market price of our common stock could fluctuate significantly for many reasons, including in response to the risks described in this “Risk Factors” section, or for reasons unrelated to our operations, such as reports by industry analysts, investor perceptions or negative announcements by our customers, competitors or suppliers regarding their own performance, as well as industry conditions and general financial, economic and political instability. From November 15, 2006, when our common stock first began trading on the New York Stock Exchange, through November 1, 2022, our common stock has traded as high as $137.61 per share and as low as $4.17 per share. Due to fears associated with current world events, current historically high levels of inflation and the possible resurgence of COVID-19, the stock market has been experiencing extreme volatility and the market for biopharmaceutical companies has generally experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price of our common stock may be influenced by many factors, including, among others:
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
We currently do not pay dividends on our common stock. Our Senior Secured Credit Facilities and the indenture governing our Senior Unsecured Notes limit and any future debt agreements that we enter into may limit our ability to pay dividends. As a result, capital appreciation, if any, of our common stock will be the sole source of gain for our shareholders based on current expectations.
Future issuances of our common stock or securities convertible into common stock could result in dilution of our shareholders and could cause our share price to decline.
We expect to continue to opportunistically seek access to additional capital to license or acquire additional products, product candidates or companies to expand our operations or for general corporate purposes. To the extent we raise additional capital by issuing equity securities or securities convertible or exchangeable into common stock, our shareholders may experience substantial dilution. We may sell common stock, and we may sell convertible or exchangeable securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell such common stock, convertible or exchangeable securities or other equity securities in subsequent transactions, existing shareholders may be materially diluted.

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
101 #
The following financial information related to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statement of Changes in Stockholders' Equity; and (vi) the related Notes to the Condensed Consolidated Financial Statements.

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

EMERGENT BIOSOLUTIONS INC.

By: /s/ROBERT G. KRAMER Robert G. Kramer President, Chief Executive Officer and Director (Principal Executive Officer)

Date: November 8, 2022

By: /s/RICHARD S. LINDAHL Richard S. Lindahl Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Date: November 8, 2022