Form 10-Q
period 2023-03-31
Emergent BioSolutions Inc.
filed 2023-05-10
CIK 1367644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number: 001-33137
EMERGENT BIOSOLUTIONS INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware		14-1902018
(State or Other Jurisdiction of Incorporation or Organization)		(I.R.S. Employer Identification No.)

400 Professional Drive Suite 400
Gaithersburg,	MD	20879
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 2, 2023 the registrant had 50,447,918 shares of common stock outstanding.

Emergent BioSolutions Inc. and Subsidiaries
Form 10-Q

EMERGENT BIOSOLUTIONS INC.
PART I. FINANCIAL INFORMATION
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, including statements regarding our future performance, business strategy, operations, financial position, revenues and earnings, projected costs, prospects, plans and objectives of management and the ongoing impact of the Coronavirus Disease 2019 ("COVID-19") pandemic, are forward-looking statements. We generally identify forward-looking statements by using words like "anticipate," "believe," "continue," "could," "estimate," "expect," "forecast," "goal," "intend," "may," "plan," should," "will," "would," and similar expressions or variations thereof, the negative thereof, but these terms are not the exclusive means of identifying such statements. Forward-looking statements are based on our current intentions, beliefs and expectations regarding future events. You should realize that if underlying assumptions prove inaccurate or if known or unknown risks or uncertainties materialize, actual results could differ materially from our expectations. You are, therefore, cautioned not to place undue reliance on any forward-looking statement contained herein. Any forward-looking statement speaks only as of the date on which such statement is made and, except as required by law, we do not undertake any obligation to update any forward-looking statement to reflect new information, events or circumstances.
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
•the commercial availability, including the timing of availability, of over-the-counter NARCAN® (naloxone HCI) Nasal Spray;
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

EMERGENT BIOSOLUTIONS INC.
expectations regarding the conditions, timing and completion of the transactions, and to realize the potential benefits of the transactions;
•the impact of the organizational changes we announced in January 2023;
•our ability to identify and acquire companies, businesses, products or product candidates that satisfy our selection criteria;
•the impact of cyber security incidents, including the risks from the interruption, failure or compromise of our information systems or those of our business partners, collaborators or other third parties;
•the success of our commercialization, marketing and manufacturing capabilities and strategy; and
•the accuracy of our estimates regarding future revenues, expenses, capital requirements and needs for additional financing.
The foregoing sets forth many, but not all, of the factors that could cause actual results to differ from our expectations in any forward-looking statement. When evaluating our forward-looking statements, you should consider this cautionary statement along with the risk factors identified elsewhere in this document, including in the sections entitled "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for our fiscal year ended December 31, 2022 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Quantitative and Qualitative Disclosures about Market Risk" in this Quarterly Report on Form 10-Q, as well as the risks identified in our other reports filed with the SEC. New factors may emerge from time to time, and it is not possible for management to predict all such factors, nor can it assess the impact of any such factor on the business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement.
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

ITEM 1. FINANCIAL STATEMENTS
Emergent BioSolutions Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions, except per share amounts)

	March 31, 2023	December 31, 2022
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$430.2	$642.6
Accounts receivable, net	155.9	158.4
Inventories, net	367.9	351.8
Prepaid expenses and other current assets	41.7	57.9
Assets held for sale	225.6	—
Total current assets	1,221.3	1,210.7

Property, plant and equipment, net	716.8	817.6
Intangible assets, net	608.9	728.8
Goodwill	218.2	218.2
Other assets	184.6	191.3
Total assets	$2,949.8	$3,166.6

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$124.2	$103.5
Accrued expenses	21.3	34.9
Accrued compensation	56.8	88.3
Debt, current portion	950.7	957.3
Other current liabilities	25.2	45.9
Liabilities held for sale	37.5	—
Total current liabilities	1,215.7	1,229.9

Debt, net of current portion	447.7	448.5
Deferred tax liability	59.7	71.8
Other liabilities	24.1	33.4
Total liabilities	1,747.2	1,783.6

Stockholders' equity:
Preferred stock, $0.001 par value; 15.0 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value; 200.0 shares authorized, 56.0 and 55.7 shares issued; 50.4 and 50.1 shares outstanding, respectively	0.1	0.1
Treasury stock, at cost, 5.6 and 5.6 common shares, respectively	(227.7)	(227.7)
Additional paid-in capital	878.2	873.5
Accumulated other comprehensive income, net	1.0	3.1
Retained earnings	551.0	734.0
Total stockholders’ equity	1,202.6	1,383.0
Total liabilities and stockholders’ equity	$2,949.8	$3,166.6
See accompanying notes to condensed consolidated financial statements.

Emergent BioSolutions Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(unaudited, in millions, except per share amounts)

	Three Months Ended March 31,
	2023	2022
Revenues:
Product sales, net	$143.4	$237.1
CDMO:
Services	13.4	51.8
Leases	1.8	9.0
Total CDMO revenues	15.2	60.8
Contracts and grants	6.5	9.6
Total revenues	165.1	307.5

Operating expenses:
Cost of product sales	102.9	80.3
Cost of CDMO	52.2	75.6
Research and development	40.6	46.4
Selling, general and administrative	100.5	84.8
Amortization of intangible assets	17.0	14.0
Total operating expenses	313.2	301.1

Income (loss) from operations	(148.1)	6.4

Other income (expense):
Interest expense	(17.9)	(8.2)
Other, net	4.9	(2.0)
Total other income (expense), net	(13.0)	(10.2)

Loss before income taxes	(161.1)	(3.8)
Income tax provision (benefit)	21.9	(0.1)
Net loss	$(183.0)	$(3.7)

Loss per common share
Basic	$(3.65)	$(0.07)
Diluted	$(3.65)	$(0.07)

Weighted average shares outstanding
Basic	50.2	50.7
Diluted	50.2	50.7
See accompanying notes to condensed consolidated financial statements.

Emergent BioSolutions Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited, in millions)

	Three Months Ended March 31,
	2023	2022
Net loss	$(183.0)	$(3.7)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(0.1)	0.5
Unrealized gains (losses) on hedging activities	(2.0)	6.3
Total other comprehensive income (loss), net of tax	(2.1)	6.8
Comprehensive income (loss), net of tax	$(185.1)	$3.1
See accompanying notes to condensed consolidated financial statements.

Emergent BioSolutions Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(unaudited, in millions)

	Three Months Ended March 31,
	2023	2022
Operating Activities
Net loss	$(183.0)	$(3.7)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	6.8	9.9
Depreciation and amortization	34.6	30.9
Change in fair value of contingent obligations, net	1.5	0.5
Amortization of deferred financing costs	1.0	1.0
Deferred income taxes	(8.4)	1.9
Other	0.3	0.6
Changes in operating assets and liabilities:
Accounts receivable	1.8	93.7
Inventories	(29.6)	(50.1)
Prepaid expenses and other assets	(4.5)	(16.6)
Accounts payable	31.0	(14.7)
Accrued expenses and other liabilities	(14.7)	(51.0)
Accrued compensation	(25.3)	(32.2)
Income taxes receivable and payable, net	12.9	(5.5)
Contract liabilities	(8.4)	(2.0)
Net cash used in operating activities	(184.0)	(37.3)
Investing Activities
Purchases of property, plant and equipment	(15.1)	(32.2)
Net cash used in investing activities	(15.1)	(32.2)
Financing Activities
Purchases of treasury stock	—	(57.5)
Principal payments on term loan facility	(8.4)	(8.5)
Proceeds from stock-based compensation activity	—	0.5
Taxes paid for stock-based compensation activity	(2.1)	(5.0)
Net cash used in financing activities:	(10.5)	(70.5)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(0.2)	(0.3)
Net change in cash, cash equivalents and restricted cash excluding cash classified within assets held for sale	(209.8)	(140.3)
Add: Net change in cash, classified within current assets held for sale	(2.6)	—
Cash, cash equivalents and restricted cash, beginning of period	642.6	576.3
Cash, cash equivalents and restricted cash, end of period	$430.2	$436.0
Supplemental disclosure of cash flow information:
Cash paid for interest	$21.6	$11.7
Cash paid for income taxes	$16.7	$4.8
Supplemental information on non-cash investing and financing activities:
Purchases of property, plant and equipment unpaid at period end	$7.8	$13.3
Purchases of treasury stock unpaid at period end	$—	$1.3
Reconciliation of cash and cash equivalents and restricted cash at March 31, 2023 and December 31, 2022:
Cash and cash equivalents	$430.2	$642.6
Cash and cash equivalents included in assets held for sale	2.6	—
Total	$432.8	$642.6
See accompanying notes to condensed consolidated financial statements.

Emergent BioSolutions Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders' Equity
(unaudited, in millions)

	$0.001 Par Value Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	55.7	$0.1	(5.6)	$(227.7)	$873.5	$3.1	$734.0	$1,383.0
Net loss	—	—	—	—	—	—	(183.0)	(183.0)
Share-based compensation activity	0.3	—	—	—	4.7	—	—	4.7
Other comprehensive loss, net of tax	—	—	—	—	—	(2.1)	—	(2.1)
Balance at March 31, 2023	56.0	$0.1	(5.6)	$(227.7)	$878.2	$1.0	$551.0	$1,202.6

	$0.001 Par Value Common Stock		Treasury Stock			Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares		Amount
Balance at December 31, 2021	55.1	$0.1	(3.8)	—	$(152.2)	$829.4	$(16.1)	$957.8	$1,619.0
Net loss	—	—	—		—	—	—	(3.7)	(3.7)
Share-based compensation activity	0.2	—	—		—	5.4	—	—	5.4
Repurchases of common stock	—	—	(1.1)		(52.2)	—	—	—	(52.2)
Other comprehensive income, net of tax	—	—	—		—	—	6.8	—	6.8
Balance at March 31, 2022	55.3	$0.1	(4.9)	—	$(204.4)	$834.8	$(9.3)	$954.1	$1,575.3
See accompanying notes to condensed consolidated financial statements.

EMERGENT BIOSOLUTIONS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollar and share amounts in tables in millions, except per share data)

1. Nature of the business and organization
Organization and business
Emergent BioSolutions Inc., including its consolidated subsidiaries (“Emergent,” the “Company,” “we,” “us,” and “our”) is a global life sciences company focused on providing innovative preparedness and response solutions addressing accidental, deliberate, and naturally occurring Public Health Threats ("PHTs"). The Company's solutions include a product portfolio, a product development portfolio, and a contract development and manufacturing ("CDMO") services portfolio.
The Company is focused on the following five PHT categories: chemical, biological, radiological, nuclear and explosives ("CBRNE"); emerging infectious diseases ("EID"); travel health, which we have agreed to sell to Bavarian Nordic; emerging health crises; and acute/emergency care. The Company has a product portfolio of thirteen products (vaccines, therapeutics, and drug-device combination products). The revenue generated by the products comprises a substantial portion of the Company's revenue. The Company has one product candidate that is procured under special circumstances by the United States government ("USG"), although it is not approved by the United States Food and Drug Administration ("FDA"). The Company structures the business with a focus on markets and customers. As such, the key components of the business structure include the following four product and service categories: Anthrax - Medical Countermeasures ("MCM") Products, NARCAN, Smallpox - MCM Products and CDMO Services. The Company operates as two operating segments: (1) a products segment ("Products") consisting of the Anthrax - MCM products, NARCAN products, Smallpox - MCM products and Other products and (2) a services segment ("Services") focused on CDMO services (Note 17, "Segment information").
The Company's products and services include:
Anthrax - MCM Products
•Anthrasil® (Anthrax Immune Globulin Intravenous (human)), the only polyclonal antibody therapeutic licensed by the FDA and Health Canada for the treatment of inhalational anthrax in combination with appropriate antibacterial drugs;
•AV7909 (Anthrax vaccine adsorbed (AVA), adjuvanted) procured product candidate being developed as a next-generation anthrax vaccine for post-exposure prophylaxis. AV7909 has not been approved by the FDA, but is procured by certain authorized government buyers for their use;
•BioThrax® (Anthrax Vaccine Adsorbed), the only vaccine licensed by the FDA for the general use prophylaxis and post-exposure prophylaxis of anthrax disease;
•Raxibacumab injection, the first fully human monoclonal antibody therapeutic licensed by the FDA for the treatment and prophylaxis of inhalational anthrax;
NARCAN
•NARCAN® (naloxone HCl) Nasal Spray, an intranasal formulation of naloxone approved by the FDA (including in over-the-counter form) and Health Canada for the emergency treatment of known or suspected opioid overdose as manifested by respiratory and/or central nervous system depression;
Smallpox - MCM Products
•ACAM2000®, (Smallpox (Vaccinia) Vaccine, Live), the only single-dose smallpox vaccine licensed by the FDA for active immunization against smallpox disease for persons determined to be at high risk for smallpox infection;
•CNJ-016® (Vaccinia Immune Globulin Intravenous (Human) (VIGIV)), the only polyclonal antibody therapeutic licensed by the FDA and Health Canada to address certain complications from smallpox vaccination; and
•TEMBEXA®, an oral antiviral formulated as 100 mg tablets and 10 mg/mL oral suspension dosed once weekly for two weeks which has been approved by the FDA for the treatment of smallpox disease caused by variola virus in adult and pediatric patients, including neonates.
Other Products
•BAT® (Botulism Antitoxin Heptavalent (A,B,C,D,E,F,G)-(Equine)), the only heptavalent antitoxin licensed by the FDA and Health Canada for the treatment of symptomatic botulism;

•Ebanga™ (ansuvimab-zykl), a monoclonal antibody with antiviral activity provided through a single IV infusion for the treatment of Ebola. Under the terms of a collaboration with Ridgeback Biotherapeutics ("Ridgeback"), Emergent will be responsible for the manufacturing, sale, and distribution of Ebanga™ in the U.S. and Canada, and Ridgeback will serve as the global access partner for Ebanga™;
•RSDL® (Reactive Skin Decontamination Lotion Kit), the only medical device cleared by the FDA that is intended to remove or neutralize chemical warfare agents from the skin, including: tabun, sarin, soman, cyclohexyl sarin, VR, VX, mustard gas and T-2 toxin;
•Trobigard® atropine sulfate, obidoxime chloride auto-injector, a combination drug-device auto-injector procured product candidate that contains atropine sulfate and obidoxime chloride. It was approved in Belgium in 2021 but has not been approved by the FDA. Trobigard is procured by certain authorized government buyers under special circumstances for potential use as a nerve agent countermeasure outside of the U.S.;
•Vaxchora® (Cholera Vaccine, Live, Oral), the first vaccine approved by the FDA for the prevention of cholera, which we have agreed to sell as part of our travel health business (Note 3, "Assets and liabilities held for sale"); and
•Vivotif® (Typhoid Vaccine Live Oral Ty21a), a live attenuated vaccine for oral administration for the prevention of typhoid fever, which we have agreed to sell as part of our travel health business (Note 3, "Assets and liabilities held for sale").
Services - Contract Development and Manufacturing
The Company's services line focused on CDMO offerings cover development services, drug substance manufacturing, drug product manufacturing, and when necessary, suite reservations, which depending on facts and circumstances could be considered a lease. These services are provided to customers from across the pharmaceutical and biotechnology industries as well as the USG and non-governmental organizations. The Company's technology platforms include mammalian, microbial, viral, plasma and advanced therapies utilizing the Company's core capabilities for manufacturing to third parties on a clinical and commercial (small and large) scale. Additional services include fill/finish formulation and analytical development services for injectable and other sterile products, inclusive of process design, technical transfer, manufacturing validations, aseptic filling, lyophilization, final packaging and stability studies, as well as manufacturing of vial and pre-filled syringe formats on multiple platforms.
2. Summary of significant accounting policies
Basis of presentation and consolidation
The accompanying unaudited condensed consolidated financial statements include the accounts of Emergent and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements included herein have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X issued by the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC.
All adjustments contained in the accompanying unaudited condensed consolidated financial statements are of a normal recurring nature and are necessary to present fairly the financial position of the Company as of March 31, 2023. Interim results are not necessarily indicative of results that may be expected for any other interim period or for an entire year.
Going concern
As of March 31, 2023, there is $598.0 million outstanding on the Revolving Credit Facility (defined below) and $354.4 million on the Term Loan Facility (defined below) that matures in October 2023, which is within one year of the date that the consolidated financial statements are issued for the quarter ended March 31, 2023. The Company determined that there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. This evaluation considered the potential mitigating effect of management’s plans that have not been fully implemented. Management may evaluate the mitigating effect of its plans to determine if it is probable that (1) the plans will be effectively implemented within one year after the date the financial statements are issued, and (2) when implemented, the plans will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern.

The Company's plan to alleviate the substantial doubt includes amending its existing Revolving Credit Facility and Term Loan Facility that are due October 2023.
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
Pre-launch inventory
Within our Products segment, costs relating to raw materials and production of inventory in preparation for product launch prior to regulatory approval are capitalized when the review process has progressed to a point where objective and persuasive evidence exists that regulatory approval is probable, the future economic benefit is expected to be realized, and we believe that material uncertainties related to the ultimate regulatory approval have been significantly reduced. Pre-launch inventory is recorded to research and development expense unless these criteria are met. For pre-launch inventory that is capitalized, we consider a number of specific facts and circumstances, including the product candidate’s current status in the drug development and regulatory approval process, results from related clinical trials, results from meetings with relevant regulatory agencies prior to the filing of regulatory applications, potential obstacles to the approval process, historical experience, viability of commercialization and market trends. This policy is not applicable to pre-launch inventory purchased to satisfy a performance obligation related to a CDMO contract as CDMO pre-launch inventory may be capitalized if it has future economic benefit based on the terms of the contract.
Significant accounting policies
With the exception of the policy on pre-launch inventory discussed above, there have been no significant changes to the Company's summary of significant accounting policies during the three months ended March 31, 2023, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC that have materially impacted the presentation of the Company's financial statements.
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

New accounting standards
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board that the Company adopts as of the pronouncement's specified effective date. There were no new accounting pronouncements that were issued or became effective since the issuance of the Company’s 2022 Annual Report on Form 10-K that had, or are expected to have, a material impact on its consolidated financial position, results of operations or cash flows.
3.     Assets and liabilities held for sale
On February 15, 2023, the Company entered into a definitive agreement with Bavarian Nordic, under which we agreed to sell our travel health business, including rights to Vaxchora and Vivotif, as well as our development-stage chikungunya vaccine candidate CHIKV VLP, the Company’s manufacturing site in Bern, Switzerland and certain of its development facilities in San Diego, California. Additionally, approximately 280 employees are expected to join Bavarian Nordic as a result of the transaction. The transaction is expected to close in the second quarter of 2023, subject to certain customary closing conditions.
In the accompanying Condensed Consolidated Balance Sheet as of March 31, 2023, the assets and liabilities of our travel health business are classified as held for sale and are measured at the lower of (i) the carrying value of the disposal group and (ii) the fair value of the disposal group, less costs to sell. Effective with the designation of the travel health business as held for sale on February 15, 2023, we suspended recording depreciation of property, plant and equipment and amortization of finite-lived intangible assets and right-of-use assets while these assets are classified as held for sale. Any loss resulting from the measurement is recognized in the period the held for sale criteria are met. Conversely, gains are not recognized until the date of sale. Gains and losses recognized from a sale of a disposal group will be recognized in income (loss) from operating activities.
Assets and liabilities classified as held for sale in the Condensed Consolidated Balance Sheets as of March 31, 2023 consist of the following:

March 31, 2023
Assets held for sale:
Cash and cash equivalents	$2.6
Accounts receivable, net	1.7
Inventories, net	13.8
Prepaid expenses and other current assets	4.1
Property, plant and equipment, net	97.1
Intangible assets, net	102.9
Other assets	3.4
Total assets held for sale	$225.6

Liabilities held for sale:
Accounts payable	$9.7
Accrued expenses	5.9
Accrued compensation	6.9
Other current liabilities	2.4
Deferred tax liability	3.9
Other liabilities	8.7
Total liabilities held for sale	$37.5

4.     Restructuring costs
2023 Organizational Restructuring Plan
In January 2023, the Company initiated an organizational restructuring plan (the “2023 Plan”) intended to reduce operating costs, improve operating margins, and continue advancing the Company’s ongoing commitment to profitable growth. As part of the 2023 Plan, the Company eliminated approximately five percent of its total headcount. The Company incurred approximately $9.7 million in charges in connection with the 2023 Plan during the three months ended March 31, 2023. These charges consist primarily of charges related to employee transition, severance payments and employee benefits. All activities related to the 2023 Plan were substantially completed during the first quarter of 2023. Restructuring costs are recognized as an operating expense within the Condensed Consolidated Statement of Operations and are classified based on the Company's classification policy for each category of operating expense.
The following table presents the total restructuring costs associated with the Company’s segments as well as unallocated corporate and research and development ("R&D") charges for the three months ended March 31, 2023:

Three Months Ended March 31, 2023
Products	$2.0
Services	—
Total restructuring costs by segment	2.0
Corporate	5.0
R&D	2.7
Total restructuring costs	$9.7
The following table presents the total restructuring costs, by function, for the three months ended March 31, 2023:

Three Months Ended March 31, 2023
Employee transition	$0.3
Severance payments	8.7
Employee benefits	0.7
Total restructuring costs	$9.7
The following table provides the components of and changes in the Company's restructuring accrual during the three months ended March 31, 2023:

	Employee Transition	Severance Payments	Employee Benefits	Total
Balance at December 31, 2022	$—	$—	$—	$—
Accruals	0.3	8.7	0.7	9.7
Cash payments	(0.2)	(2.0)	(0.1)	(2.3)
Balance at March 31, 2023	$0.1	$6.7	$0.6	$7.4

5.    Inventories, net
Inventories, net consisted of the following:

	March 31, 2023	December 31, 2022
Raw materials and supplies	$148.9	$143.4
Work-in-process	122.1	116.2
Finished goods	96.9	92.2
Total inventories, net	$367.9	$351.8
Inventories, net is stated at the lower of cost or net realizable value.
6.    Property, plant and equipment, net
Property, plant and equipment, net consisted of the following:

	March 31, 2023	December 31, 2022
Land and improvements	$31.9	$54.9
Buildings, building improvements and leasehold improvements	305.7	327.9
Furniture and equipment	515.5	567.5
Software	64.8	65.6
Construction-in-progress	174.1	185.5
Property, plant and equipment, gross	$1,092.0	$1,201.4
Less: Accumulated depreciation & amortization	(375.2)	(383.8)
Total property, plant and equipment, net	$716.8	$817.6
As of March 31, 2023 and December 31, 2022, construction-in-progress primarily included costs incurred related to construction to advance the Company's CDMO capabilities.
Property, plant and equipment, net is stated at cost, less accumulated depreciation and amortization. During the year ended December 31, 2022, the Company recorded accelerated depreciation of $12.7 million reflecting a shortening of the useful life of certain property, plant and equipment which were to be used in the manufacturing process to fulfill the manufacturing services agreement with Janssen (the "Agreement"). For additional information related to the termination of the Agreement, refer to Note 13, "Revenue recognition".
7.    Intangible assets and goodwill
The Company's intangible assets consist of products acquired via business combinations or asset acquisitions. The following table summarizes the Company's Intangible assets, net:

	Weighted Average Useful Life in Years	March 31, 2023			December 31, 2022
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount (1)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Products	13.6	$849.1	$240.2	$608.9	$982.1	$253.3	$728.8
Customer relationships	0.0	28.6	28.6	—	28.6	28.6	—
CDMO	0.0	5.5	5.5	—	5.5	5.5	—
Total intangible assets		$883.2	$274.3	$608.9	$1,016.2	$287.4	$728.8

(1) The net carrying value of intangible assets as of March 31, 2023 excluded $102.9 million of assets related to our travel health business, which were reclassified as assets held for sale in anticipation of the sale of the travel health business to Bavarian Nordic (see Note 3, "Assets and liabilities held for sale").

For the three months ended March 31, 2023 and 2022, the Company recorded amortization expense for intangible assets of $17.0 million, $14.0 million, respectively, which is included in "Amortization of intangible assets" on the Condensed Consolidated Statements of Operations.
The table below summarizes the changes in the carrying amount of goodwill by reportable segment:

	Products (1)	Services (2)	Total
Balance at December 31, 2022	$218.2	$—	$218.2
Balance at March 31, 2023	$218.2	$—	$218.2

(1) Amounts for the Company's Products segment include gross carrying values of $259.9 million as of March 31, 2023 and December 31, 2022 and accumulated impairment losses of $41.7 million.

(2) Amounts for the Company's Services segment include gross carrying values of $6.7 million as of March 31, 2023, December 31, 2022, and accumulated impairment losses of $6.7 million.
The Company has $218.2 million of total goodwill which is attributable to our Products segment. There is the risk of future impairments in our reporting units as any further deterioration in their performance compared to forecast, changes in order volumes or delivery schedules for major customers, as well as any changes in economic forecasts and expected recovery in the biopharmaceutical industry, may require the Company to complete additional impairment tests in future quarters and could result in the reporting unit’s fair value falling below carrying value in subsequent quarters. In the event the Company experiences factors that it believes indicate a decline in fair value, including negative changes to long-term growth rates or if discount rates increase, we may be required to record impairments of goodwill and other identified intangible assets. Further, if the composition of the Company’s reporting unit’s assets and liabilities were to change and result in an increase in the reporting unit’s carrying value, it could lead to additional impairment testing and further impairment losses.
8.    Fair value measurements
The table below presents information about the Company's assets and liabilities that are regularly measured and carried at fair value and indicates the level within the fair value hierarchy of the valuation techniques the Company utilized to determine fair value:

	March 31, 2023				December 31, 2022
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Money market accounts	$176.9	$176.9	$—	$—	$320.8	$320.8	$—	$—
Time deposits	125.5	—	125.5	—	170.7	—	170.7	—
Derivative instruments	5.9	—	5.9	—	8.5	—	8.5	—
Total	$308.3	$176.9	$131.4	$—	$500.0	$320.8	$179.2	$—
Liabilities:
Contingent consideration	$7.6	$—	$—	$7.6	$6.8	$—	$—	$6.8
Total	$7.6	$—	$—	$7.6	$6.8	$—	$—	$6.8
Contingent consideration
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

The table below is a reconciliation of the beginning and ending balance of the Company's contingent consideration liability:

Contingent Consideration
Balance at December 31, 2022	$6.8
Change in fair value	1.5
Settlements	(0.7)
Balance at March 31, 2023	$7.6
As of March 31, 2023 and December 31, 2022, the current portion of the contingent consideration liability was $3.4 million and $3.1 million, respectively, and was included in "Other current liabilities" on the Condensed Consolidated Balance Sheets. The non-current portion of the contingent consideration liability is included in "Other liabilities" on the Condensed Consolidated Balance Sheets.
The recurring Level 3 fair value measurement for the Company's contingent consideration liability include the following significant unobservable inputs:

Contingent Consideration Liability	Fair Value as of March 31, 2023	Valuation Technique	Unobservable Input	Range
Royalty based	$7.6 million	Discounted cash flow	Discount rate	9.6%
			Probability of payment	25% - 50%
			Projected year of payment	2023 - 2028
Derivative instruments
Refer to Note 9, "Derivative instruments and hedging activities" for more information about the Company's derivative instruments.
Non-variable rate debt
As of March 31, 2023 and December 31, 2022, the fair value of the Company's 3.875% Senior Unsecured Notes was $220.6 million and $225.1 million, respectively. The fair value was determined through market sources, which are Level 2 inputs and directly observable. The carrying amounts of the Company’s other long-term variable interest rate debt arrangements approximate their fair values (see Note 10, "Debt").
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
If current fair values of designated interest rate swaps remained static over the next twelve months, the Company would reclassify $5.9 million of net deferred gains from accumulated other comprehensive income into the Condensed Consolidated Statement of Operations over the next twelve-month period. All outstanding cash flow hedges mature in October 2023.
As of March 31, 2023, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

	Number of Instruments	Notional
Interest Rate Swaps	7	$350.0

The table below presents the fair value of the Company’s derivative financial instruments designated as hedges as well as their classification on the Condensed Consolidated Balance Sheets:

	Fair Value of Asset Derivatives
		March 31, 2023	December 31, 2022
Interest Rate Swaps	Other Current Assets	$5.9	$8.5
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
The table below presents the effect of cash flow hedge accounting on accumulated other comprehensive income:

	Cumulative Amount of Gain/(Loss) Recognized in OCI on Derivatives		Location of Gain (Loss) Reclassified from Accumulated OCI into Gain (Loss)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Gain (Loss)
				Three Months Ended March 31,
	March 31, 2023	December 31, 2022		2023	2022
Interest Rate Swaps	$5.9	$8.5	Interest expense	$2.4	$1.4
10.    Debt
The table below presents the components of the Company’s debt:

	March 31, 2023	December 31, 2022
Senior secured credit agreement - Term loan due 2023	$354.4	$362.8
Senior secured credit agreement - Revolver loan due 2023	598.0	598.0
3.875% Senior Unsecured Notes due 2028	450.0	450.0
Other	3.0	3.0
Total debt	$1,405.4	$1,413.8
Unamortized debt issuance costs	(7.0)	(8.0)
Less: Current portion of long-term debt, net	(950.7)	(957.3)
Non-current portion of debt, net	$447.7	$448.5
During the year ended December 31, 2022, the Company reclassified the debt issuance costs associated with the revolver loan to a contra account to directly offset the loan balance in other current liabilities on the Company's consolidated balance sheets. As of March 31, 2023 and December 31, 2022, the Company had $0.9 million and $1.3 million of debt issuance costs associated with the revolver loan that were classified as an offset to other current liabilities, respectively.
3.875% Senior Unsecured Notes due 2028
On August 7, 2020, the Company completed its offering of $450.0 million aggregate principal amount of 3.875% Senior Unsecured Notes due 2028 (the 2028 Notes) of which the majority of the net proceeds were used to pay down the Revolving Credit Facility. Interest on the 2028 Notes is payable on February 15th and August 15th of each year until maturity, beginning on February 15, 2021. The 2028 Notes will mature on August 15, 2028.

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

On February 14, 2023, the Company entered into a Consent, Limited Waiver, and Third Amendment (the "Third Credit Agreement Amendment") to the Amended Credit Agreement relating to the Senior Secured Credit Facilities. Pursuant to the Third Credit Agreement Amendment, the requisite lenders consented to our sale of our travel health business to Bavarian Nordic substantially in accordance with the terms of the Purchase and Sale Agreement with Bavarian Nordic (the "Sale Agreement"). The proceeds from the transaction will be deposited into a cash collateral account with the Administrative Agent and will, unless otherwise agreed to by the Company and the requisite lenders, be used to repay the outstanding Term Loan Facility on the expiration of the Limited Waiver (as described below). We currently expect the transaction to close in the second quarter of 2023, but we can provide no assurance that the transaction will close prior to the October 2023 maturity of the Term Loan Facility, or at all.
Pursuant to the Third Credit Agreement Amendment the requisite lenders have agreed to a limited waiver of any defaults or events of default that was extended on April 17, 2023.
On April 17, 2023, the Company entered into a First Amendment (the “Waiver Amendment”) to the Third Credit Agreement Amendment. The lenders agreed to extend the limited waiver (the “Extended Limited Waiver”) of any defaults or events of default that result from (a) any violation of the financial covenants set forth in the Amended Credit Agreement with respect to the fiscal quarters ending December 31, 2022 and March 31, 2023 and (b) any going concern qualification or exception contained in the audited financial statements for the fiscal year ending December 31, 2022. The Extended Limited Waiver expires on the earlier to occur of (i) any other event of default under the Amended Credit Agreement and (ii) May 17, 2023. During the period of the Limited Waiver, the Company is working with lenders under the Amended Credit Agreement in connection with replacing the current credit facility before it matures with revised terms and conditions. The Company does not expect to be in compliance with debt covenants in future periods without additional sources of liquidity or future amendments to the Amended Credit Agreement. See Note 2, "Summary of significant accounting policies" for Going Concern considerations related to noncompliance with our debt covenants and the limited waiver.
11.    Stock-based compensation and stockholders' equity
Stock-based compensation
During the three months ended March 31, 2023, the Company granted stock options to purchase 0.3 million shares of common stock, 0.6 million restricted stock units and 0.1 million performance stock units under the Emergent BioSolutions Inc. Stock Incentive Plan. Performance stock units are presented at the target payout percentage of 100% of target shares granted. Typically, the stock options and restricted stock unit grants vest over three equal annual installments beginning on the day prior to the anniversary of the grant date. The performance stock units settle in stock at the end of the three-year performance period based on the Company's results compared to the performance criteria. During the three months ended March 31, 2023 0.2 million shares of restricted stock units and 0.2 million of stock options were forfeited prior to the completion of the applicable vesting requirements or expiration. Additionally, an immaterial amount of performance stock units were forfeited during the three months ended March 31, 2023, as the award targets were not achieved.
Stock-based compensation expense, net of forfeitures was recorded in the following financial statement line items:

	Three Months Ended March 31,
	2023	2022
Cost of product sales	$1.4	$1.7
Cost of CDMO	0.3	0.4
R&D	0.7	1.1
Selling, general and administrative	4.4	6.7
Total stock-based compensation expense	$6.8	$9.9

2021 Share Repurchase Program
On November 11, 2021, the Company announced that its Board of Directors authorized a stock repurchase program of up to an aggregate of $250.0 million of Common Stock ("the Share Repurchase Program"). The Share Repurchase Program expired on November 11, 2022. The Company utilized $187.9 million to purchase 4.4 million shares as of the program's expiration date. During the three months ended March 31, 2022, the Company utilized $52.2 million to purchase 1.1 million shares. Repurchased shares are available for use in connection with the Company's stock plans and for other corporate purposes.
Accumulated other comprehensive income (loss), net of tax
The following table includes changes in accumulated other comprehensive income (loss), net of tax by component:

	Defined Benefit Pension Plan	Derivative Instruments	Foreign Currency Translation Adjustments	Total

Balance at December 31, 2022	$3.5	$6.2	$(6.6)	$3.1
Other comprehensive loss before reclassifications	—	(4.4)	(0.1)	(4.5)
Amounts reclassified from accumulated other comprehensive income (loss)	—	2.4	—	2.4
Net current period other comprehensive loss	—	(2.0)	(0.1)	(2.1)
Balance at March 31, 2023	$3.5	$4.2	$(6.7)	$1.0

Balance at December 31, 2021	$(4.0)	$(4.5)	$(7.6)	$(16.1)
Other comprehensive income before reclassifications	—	4.9	0.5	5.4
Amounts reclassified from accumulated other comprehensive income (loss)	—	1.4	—	1.4
Net current period other comprehensive income	—	6.3	0.5	6.8
Balance at March 31, 2022	$(4.0)	$1.8	$(7.1)	$(9.3)
The table below presents the tax effects related to each component of other comprehensive income (loss):

	Three Months Ended March 31,
	2023			2022
	Pretax	Tax Expense	Net of tax	Pretax	Tax Expense	Net of tax
Derivative instruments	$(2.6)	$0.6	$(2.0)	$8.6	$(2.3)	$6.3
Foreign currency translation adjustments	(0.1)	—	(0.1)	0.7	(0.2)	0.5
Total adjustments	$(2.7)	$0.6	$(2.1)	$9.3	$(2.5)	$6.8

12.    Earnings (loss) per common share
Basic loss per common share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per common share adjusts basic loss per common share for the effects of potentially dilutive common shares and is calculated using the treasury stock method. Potentially dilutive common shares include the dilutive effect of shares issuable under our equity compensation plans, including stock options, restricted stock units, and performance stock units. Diluted loss per share excludes anti-dilutive securities, which represent the number of potential common shares related to shares issuable under our equity compensation plan that were excluded from diluted loss per common share because their effect would have been antidilutive.
The following table presents the calculation of basic and diluted loss per share:

	Three Months Ended March 31,
	2023	2022
Numerator:
Net loss	$(183.0)	$(3.7)
Denominator:
Weighted-average number of shares outstanding-basic	50.2	50.7
Weighted-average number of shares outstanding-diluted	50.2	50.7
Loss per common share - basic	$(3.65)	$(0.07)
Loss per common share - diluted	$(3.65)	$(0.07)
Anti-dilutive securities	3.2	1.6
13. Revenue recognition
The Company operates as two operating segments (see Note 17, "Segment information"). The Company's revenues disaggregated by the major sources were as follows:

	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
	USG	Non-USG	Total	USG	Non-USG	Total
Product sales, net	$26.1	$117.3	$143.4	$103.4	$133.7	$237.1
CDMO:
Services	—	13.4	13.4	—	51.8	51.8
Leases	—	1.8	1.8	—	9.0	9.0
Total CDMO	$—	$15.2	$15.2	$—	$60.8	$60.8
Contracts and grants	4.9	1.6	6.5	9.1	0.5	9.6
Total revenues	$31.0	$134.1	$165.1	$112.5	$195.0	$307.5

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
During the three months ended March 31, 2023, there were no impacts on previously recognized revenue or depreciation related to the conclusion of the Agreement. As of March 31, 2023, the Company has no billed or unbilled net accounts receivable related to the Agreement.
Beginning in the fourth quarter of 2022, because the arbitration process may extend longer than one year, the Company reclassified amounts related to the Janssen Agreement from "Inventories, net" and from "Prepaid expenses and other current assets" to "Other assets", resulting in $152.7 million in long-term assets related to the Janssen Agreement on the Condensed Consolidated Balance Sheet as of December 31, 2022. The long-term asset balance within "Other Assets" related to the Agreement as of March 31, 2023 was $153.9 million. These assets include termination penalties, certain inventory related items and raw materials inventory representing materials purchased for the Agreement which Janssen has not reimbursed. The Company evaluated the net realizable value of the inventory as of March 31, 2023, concluding that because the Agreement specifies the Company is entitled to, among other things, reimbursement of raw materials and non-cancelable orders in the event of a contract termination for any reason, the Company is entitled to payment from Janssen for these raw materials. Additionally, the Company has $5.4 million of non-cancelable orders as of March 31, 2023 which have not been received and Janssen has not reimbursed.
CDMO operating leases
Certain multi-year CDMO service arrangements with commercial customers include operating leases whereby the customer has the right to direct the use of and obtain substantially all of the economic benefits of specific manufacturing suites operated by the Company. The associated revenue is recognized on a straight-line basis over the term of the lease. The remaining term on the Company's operating lease components approximates 2.5 years. The Company utilizes a cost-plus model to determine the stand-alone selling price of the lease component to allocate contract consideration between the lease and non-lease components. Excluding future amounts related to the Agreement as discussed above, the Company estimates future operating lease revenues to be $3.3 million in the remainder of 2023, $0.9 million in 2024, $0.9 million in 2025, $0.9 million in 2026, $0.9 million in 2027 and $0.9 million in years beyond 2027.
Transaction price allocated to remaining performance obligations
As of March 31, 2023, the Company has future contract value on unsatisfied performance obligations of approximately $331.1 million associated with all arrangements entered into by the Company. The Company expects to recognize a majority of the $331.1 million of unsatisfied performance obligations within the next 24 months. The amount and timing of revenue recognition for unsatisfied performance obligations can change. The future revenues associated with unsatisfied performance obligations exclude the value of unexercised option periods in the Company’s revenue arrangements. Often the timing of manufacturing activities changes based on customer needs and resource availability. Government funding appropriations can impact the timing of product deliveries. The success of the Company's development activities that receive development funding support from the USG under development contracts can also impact the timing of revenue recognition.
Contract assets
The Company considers accounts receivable and deferred costs associated with revenue generating contracts, which are not included in inventory or property, plant and equipment and the Company does not currently have a contractual right to bill, to be contract assets. As of March 31, 2023 and December 31, 2022, the Company had $27.1 million and $34.8 million, respectively, of contract assets recorded within "Accounts receivable, net" on the Condensed Consolidated Balance Sheets.

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

Contract Liabilities
Balance at December 31, 2022	$31.7
Deferral of revenue	5.0
Revenue recognized	(18.7)
Balance at March 31, 2023	$18.0
As of March 31, 2023 and December 31, 2022, the current portion of contract liabilities was $12.8 million and $26.4 million, respectively, and was included in "Other current liabilities" on the Condensed Consolidated Balance Sheets.
Accounts receivable and allowance for expected credit losses
Accounts receivable, including unbilled accounts receivable contract assets, consist of the following:

	March 31, 2023	December 31, 2022
Accounts receivable:
Billed	$106.5	$102.7
Unbilled	49.8	56.4
Allowance for expected credit losses	(0.4)	(0.7)
Accounts receivable, net	$155.9	$158.4
14.    Leases
The Company is the lessee for operating leases for offices, R&D facilities and manufacturing facilities. The Company determines if an arrangement is a lease at inception. Operating leases are included in right-of-use assets and liabilities. For a discussion of lessor activities, see Note 13, "Revenue recognition".
The components of lease expense were as follows:

	Three Months Ended March 31,
	2023	2022
Operating lease cost:
Amortization of right-of-use assets	$1.1	$1.4
Interest on lease liabilities	0.2	0.3
Total operating lease cost	$1.3	$1.7
Operating lease costs are reflected as components of cost of product sales, cost of contract development and manufacturing, R&D expense and selling, general and administrative expense.

Supplemental balance sheet information related to lessee activities is as follows:

Leases	Classification	March 31, 2023	December 31, 2022
Operating lease right-of-use assets	Other assets	$15.5	$19.4

Operating lease liabilities, current portion	Other current liabilities	$3.4	$5.8
Operating lease liabilities	Other liabilities	13.0	14.8
Total operating lease liabilities		$16.4	$20.6

Operating leases:
Weighted average remaining lease term (years)		6.6	5.9
Weighted average discount rate		4.1%	4.1%
15.    Income taxes
The estimated effective annual tax rate for the years ended December 31, 2023 and 2022, excluding the impact of discrete adjustments, was (13)% and 25%, respectively. The decrease in the estimated effective annual tax rate is primarily due to a valuation allowance charge. The Company recorded a discrete tax expense of $0.0 million for the three months ended March 31, 2023, and $0.4 million for the three months ended March 31, 2022. The discrete tax expense in 2023 was due to share-based compensation activity which was entirely offset by a valuation allowance charge. The net discrete expense in 2022 was primarily due to share-based compensation activity and return to provision adjustments.
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
In 2022, the Company determined that it was more likely than not that certain deferred tax assets would not be realized due to reductions in estimates of future profitability and disclosure related to substantial doubt about the Company's ability to continue as a going concern. Accordingly, the Company recorded an additional valuation allowance charge of $65.2 million in calculating the estimated annual tax rate for the year ended December 31, 2023.
16.    Litigation
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
On April 20, 2021, May 14, 2021, and June 2, 2021, putative class action lawsuits were filed against the Company and certain of its current and former senior officers in the United States District Court for the District of Maryland on behalf of purchasers of the Company’s common stock, seeking to pursue remedies under the Securities Exchange Act of 1934. These complaints were filed by Palm Tran, Inc. – Amalgamated Transit Union Local 1577 Pension Plan; Alan I. Roth; and Stephen M. Weiss, respectively. The complaints allege, among other things, that the defendants made false and misleading statements about the Company's manufacturing capabilities with respect to COVID-19 vaccine bulk drug substance (referred to herein as "CDMO Manufacturing Capabilities"). These cases were consolidated on December 23, 2021, under the caption In re Emergent BioSolutions Inc. Securities Litigation, No. 8:21-cv-00955-PWG (the "Federal Securities Class Action"). The Lead Plaintiffs in the consolidated matter are Nova Scotia Health Employees’ Pension Plan and The City of Fort Lauderdale Police & Firefighters’ Retirement System. The defendants filed a motion to dismiss on May 19, 2022 and the Lead Plaintiff filed an opposition to that motion on July 19, 2022. A hearing on the motion to dismiss was conducted on April 19, 2023 and a decision on the motion is expected in the coming months. The defendants believe that the allegations in the complaints are without merit and intend to defend the matters vigorously. Given the uncertainty of litigation, the preliminary stage of the cases, and the legal standards that must be met for, among other things, class certification and success on the merits, the Company cannot reasonably estimate the possible loss or range of loss, if any, that may result from the consolidated action.
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
17.    Segment information
The Company reports segment information based on the internal reporting used by management for making decisions and assessing performance. We manage our business with a focus on two reportable segments. Our Products segment, which includes the Anthrax - MCM products, NARCAN products, Smallpox - MCM products and Other products, and our Services segment consisting of our CDMO services. The Company evaluates the performance of these reportable segments based on revenue and Adjusted Gross Margin, which is a non-GAAP financial measure. Segment revenue includes external customer sales, but it does not include inter-segment services. The Company defines Adjusted Gross Margin as segment revenue less segment cost of sales reduced for significant events, inventory step-up provisions and changes in fair value of contingent consideration. The Company does not allocate research and development, selling, general and administrative costs, amortization of intangibles assets, interest and other income (expense) or taxes to operating segments in the management reporting reviewed by the chief operating decision maker ("CODM"). The accounting policies for segment reporting are the same as for the Company as a whole.

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
The following table includes segment revenues and a reconciliation of the Company's segment adjusted gross margin to the consolidated statement of operations for each of the Company's reporting segments:

	Three Months Ended March 31,
	2023	2022
Revenues:
Products	$143.4	$237.1
Services	15.2	60.8
Total segment revenues	158.6	297.9
Contracts and grants revenues	6.5	9.6
Total revenues	$165.1	$307.5

Less: Cost of sales:
Cost of Products	$102.9	$80.3
Cost of Services	52.2	75.6
Total cost of sales	$155.1	$155.9

Products gross margin	$40.5	$156.8
Services gross margin	$(37.0)	$(14.8)
Consolidated gross margin(1)	$3.5	$142.0

Adjustments to gross margin:
Products:
Changes in fair value of contingent consideration	$1.5	$0.5
Restructuring costs	2.0	—

Products adjusted gross margin	$44.0	$157.3
Services adjusted gross margin	$(37.0)	$(14.8)
Consolidated adjusted gross margin(2)	$7.0	$142.5

Other reconciling items
Contracts and grants revenue	$6.5	$9.6
Adjustments to gross margin	(3.5)	(0.5)
Research and development	(40.6)	(46.4)
Selling, general and administrative	(100.5)	(84.8)
Amortization of intangible assets	(17.0)	(14.0)
Interest expense	(17.9)	(8.2)
Other, net	4.9	(2.0)
Loss before income taxes	$(161.1)	$(3.8)

(1) Total segment revenues less total cost of sales.
(2) Consolidated gross margin plus adjustments to gross margin.

The following table includes depreciation expense for each segment:

	Three Months Ended March 31,
	2023	2022
Depreciation:
Products	$8.0	$7.4
Services	7.9	7.8
Other	1.7	1.4
Total	$17.6	$16.6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes and other financial information included elsewhere in this quarterly report on Form 10-Q and our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2022. Some of the information contained in this discussion and analysis or set forth elsewhere in this quarterly report on Form 10-Q, includes information with respect to our plans and strategy for our business and financing, as well as forward-looking statements that involve risks and uncertainties. You should carefully review the "Special Note Regarding Forward-Looking Statements" section of this Quarterly Report on Form 10-Q and the "Risk Factor Summary" and "Risk Factors" sections in Part I, Item 1A of our Annual Report on Form 10-K for our fiscal year ended December 31, 2022 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
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
We are currently focused on the following five PHT categories: chemical, biological, radiological, nuclear and explosives ("CBRNE"); emerging infectious diseases ("EID"); travel health, which we have agreed to sell to Bavarian Nordic; public health crises; and acute, emergency and community care. We have a product portfolio of thirteen products that contribute a substantial portion of our revenue and are sold to government and commercial customers. We also have a product candidate, AV7909, which is procured under special circumstances by the United States ("U.S.") Government ("USG"), although it is not approved by the U.S. Food and Drug Administration ("FDA"). Additionally, we have a development pipeline consisting of a diversified mix of both pre-clinical and clinical stage product candidates. Finally, we have a fully integrated portfolio of CDMO services. Our CDMO service offerings cover development services, drug substance manufacturing and drug product manufacturing and packaging.
The Company structures the business with a focus on markets and customers. As such, the key components of the business structure include the following four product and service categories: Anthrax - Medical Countermeasures ("MCM") Products, NARCAN, Smallpox - MCM products and CDMO Services. The Company operates as two operating segments: (1) a products segment ("Products") consisting of the Anthrax - MCM, NARCAN, Smallpox - MCM and Other products and (2) a services segment ("Services") consisting of our CDMO services.
Products Segment:
The majority of our product revenue comes from the following products and procured product candidates:
Anthrax - MCM Products
•Anthrasil® (Anthrax Immune Globulin Intravenous (human)), the only polyclonal antibody therapeutic licensed by the FDA and Health Canada for the treatment of inhalational anthrax in combination with appropriate antibacterial drugs;
•AV7909 (Anthrax vaccine adsorbed (AVA), adjuvanted) procured product candidate being developed as a next-generation anthrax vaccine for post-exposure prophylaxis. AV7909 has not been approved by the FDA, but is procured by certain authorized government buyers for their use;
•BioThrax® (Anthrax Vaccine Adsorbed), the only vaccine licensed by the FDA for the general use prophylaxis and post-exposure prophylaxis of anthrax disease;
•Raxibacumab injection, the first fully human monoclonal antibody therapeutic licensed by the FDA for the treatment and prophylaxis of inhalational anthrax;
NARCAN
•NARCAN® (naloxone HCl) Nasal Spray, an intranasal formulation of naloxone approved by the FDA (including in over-the-counter form) and Health Canada for the emergency treatment of known or suspected opioid overdose as manifested by respiratory and/or central nervous system depression;

Smallpox - MCM Products
•ACAM2000®, (Smallpox (Vaccinia) Vaccine, Live), the only single-dose smallpox vaccine licensed by the FDA for active immunization against smallpox disease for persons determined to be at high risk for smallpox infection;
•CNJ-016® (Vaccinia Immune Globulin Intravenous (Human) (VIGIV)), the only polyclonal antibody therapeutic licensed by the FDA and Health Canada to address certain complications from smallpox vaccination; and
•TEMBEXA®, an oral antiviral formulated as 100 mg tablets and 10 mg/mL oral suspension dosed once weekly for two weeks which has been approved by the FDA for the treatment of smallpox disease caused by variola virus in adult and pediatric patients, including neonates.
Other Products
•BAT® (Botulism Antitoxin Heptavalent (A,B,C,D,E,F,G)-(Equine)), the only heptavalent antitoxin licensed by the FDA and Health Canada for the treatment of symptomatic botulism;
•Ebanga™ (ansuvimab-zykl), a monoclonal antibody with antiviral activity provided through a single IV infusion for the treatment of Ebola. Under the terms of a collaboration with Ridgeback Biotherapeutics ("Ridgeback"). Emergent will be responsible for the manufacturing, sale, and distribution of Ebanga™ in the U.S. and Canada, and Ridgeback will serve as the global access partner for Ebanga™;
•RSDL® (Reactive Skin Decontamination Lotion Kit), the only medical device cleared by the FDA that is intended to remove or neutralize chemical warfare agents from the skin, including: tabun, sarin, soman, cyclohexyl sarin, VR, VX, mustard gas and T-2 toxin;
•Trobigard® atropine sulfate, obidoxime chloride auto-injector, a combination drug-device auto-injector procured product candidate that contains atropine sulfate and obidoxime chloride. It was approved in Belgium in 2021 but has not been approved by the FDA. Trobigard is procured by certain authorized government buyers under special circumstances for potential use as a nerve agent countermeasure outside of the U.S;
•Vaxchora® (Cholera Vaccine, Live, Oral), the first vaccine approved by the FDA for the prevention of cholera, which we have agreed to sell as part of our travel health business (Note 3, "Assets and liabilities held for sale"); and
•Vivotif® (Typhoid Vaccine Live Oral Ty21a), a live attenuated vaccine for oral administration for the prevention of typhoid fever, which we have agreed to sell as part of our travel health business (Note 3, "Assets and liabilities held for sale").
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
Other Strategic Activities
2023 Organizational Restructuring Plan
In January 2023, the Company initiated an organizational restructuring plan (the “2023 Plan”) intended to reduce operating costs, improve operating margins, and continue advancing the Company’s ongoing commitment to profitable growth. As part of the 2023 Plan, the Company eliminated approximately five percent of its total headcount. The Company incurred approximately $9.7 million in charges in connection with the 2023 Plan during the three months ended March 31, 2023. These charges consist primarily of charges related to employee transition, severance payments and employee benefits. All activities related to the 2023 Plan were substantially completed during the first quarter of 2023.

FINANCIAL OPERATIONS OVERVIEW
Revenues
We generate product revenues from the sale of our marketed products and procured product candidates. The USG is the largest purchaser of our Government - MCM products and primarily purchases our products for the Strategic National Stockpile ("SNS"), a national repository of medical countermeasures including critical antibiotics, vaccines, chemical antidotes, antitoxins, and other critical medical supplies. The USG primarily purchases our products under long-term, firm fixed-price procurement contracts, generally with annual options. Our opioid overdose treatment product, NARCAN® Nasal Spray, and our travel health products, Vivotif and Vaxchora, are sold commercially through wholesalers and distributors, physician-directed or standing order prescriptions at retail pharmacies and to state and local community healthcare agencies, practitioners and hospitals.
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
We have received contracts and grant funding from the USG and other non-governmental organizations to perform research and development ("R&D") activities, particularly related to programs addressing certain CBRNE threats and EIDs.
Our revenue, operating results and profitability vary quarterly based on the timing of production and deliveries, the timing of manufacturing services performed and the nature of our business, which involves providing large scale bundles of products and services as needs arise. We expect continued variability in our quarterly financial results.
Cost of product sales and CDMO services
Products - The primary expenses that we incur to deliver our products consist of fixed and variable costs. We determine the cost of product sales for products sold during a reporting period based on the average manufacturing cost per unit in the period those units were manufactured. Fixed manufacturing costs include facilities and utilities costs. Variable manufacturing costs primarily consist of costs for materials and personnel-related expenses for direct and indirect manufacturing support staff, contract manufacturing operations, sales-based royalties, shipping and logistics. In addition to the fixed and variable manufacturing costs described above, the cost of product sales depends on utilization of available manufacturing capacity. For our commercial sales, other associated expenses include sales-based royalties (which include fair value adjustments associated with contingent consideration), shipping, and logistics.
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
R&D expenses
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S., requires us to make estimates, judgments and assumptions that may affect the reported amounts of assets, liabilities, equity, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis we evaluate our estimates, judgments and methodologies. We base our estimates on historical experience and on various other assumptions that we believe are reasonable, the results of which form the basis for making judgments about the carrying values of assets, liabilities and equity and the amount of revenues and expenses. Actual results may differ from these estimates. There have been no significant changes to our critical accounting policies and estimates contained in "Critical Accounting Policies and Estimates" in the Management's Discussion and Analysis, in Part II, Item 7, of our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC.
New accounting standards
For a discussion of new accounting standards please see Note 2, "Summary of significant accounting policies", in Part I item 1, of this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS

	Three Months Ended March 31,
(in millions, except %)	2023	2022	$ Change	% Change
Revenues
Product sales, net:
Anthrax MCM	$21.9	$109.4	$(87.5)	(80)%
NARCAN	100.4	93.1	7.3	8%
Smallpox MCM	7.2	23.3	(16.1)	(69)%
Other Products sales	13.9	11.3	2.6	23%
Total product sales, net	143.4	237.1	(93.7)	(40)%
CDMO:
Services	13.4	51.8	(38.4)	(74)%
Leases	1.8	9.0	(7.2)	(80)%
Total CDMO revenues	15.2	60.8	(45.6)	(75)%
Contracts and grants	6.5	9.6	(3.1)	(32)%
Total revenues	165.1	307.5	(142.4)	(46)%

Operating expenses:
Cost of product sales	102.9	80.3	22.6	28%
Cost of CDMO	52.2	75.6	(23.4)	(31%)
Research and development	40.6	46.4	(5.8)	(13%)
Selling, general and administrative	100.5	84.8	15.7	19%
Amortization of intangible assets	17.0	14.0	3.0	21%
Total operating expenses	313.2	301.1	12.1	4%

Income (loss) from operations	(148.1)	6.4	(154.5)	NM

Other income (expense):
Interest expense	(17.9)	(8.2)	(9.7)	118%
Other, net	4.9	(2.0)	6.9	NM
Total other income (expense), net	(13.0)	(10.2)	(2.8)	27%

Loss before income taxes	(161.1)	(3.8)	(157.3)	NM
Income tax provision (benefit)	21.9	(0.1)	22.0	NM
Net loss	$(183.0)	$(3.7)	$(179.3)	NM

NM - Not meaningful

Three Months Ended March 31, 2023 Compared with Three Months Ended March 31, 2022
Revenues and gross margin
Total revenues decreased $142.4 million, or 46%, to $165.1 million for the three months ended March 31, 2023. The decrease was due to declines in Total product sales of $93.7 million, Services revenue of $45.6 million and contracts and grants revenue of $3.1 million.
Consolidated gross margin decreased $138.5 million, or 98%, to $3.5 million for the three months ended March 31, 2023. Consolidated gross margin percentage decreased 45 percentage points to 2% for the three months ended March 31, 2023. Consolidated gross margin percentage excludes contracts and grants revenues because the related costs are R&D expenses.
See "Segment Results" for an expanded discussion of revenues and gross profit margin.
Unallocated corporate operating expenses
R&D expenses
R&D expenses decreased $5.8 million, or 13%, to $40.6 million for the three months ended March 31, 2023. The decrease was primarily due to a reduction in R&D spend related to the next phase of the development program for Company's development-stage chikungunya vaccine candidate CHIKV VLP, which have agreed to sell to Bavarian Nordic (Note 18, "Subsequent events").
Selling, general and administrative expenses
Selling, general and administrative expenses increased $15.7 million, or 19%, to $100.5 million for the three months ended March 31, 2023. The increase was primarily due to higher professional services fees and severance costs related to our 2023 Restructuring Plan. Selling, general and administrative costs as a percentage of total revenue increased 33% to 61% for the three months ended March 31, 2023.
Amortization of intangible Assets
Amortization of intangible assets increased $3.0 million, or 21%, to $17.0 million for the three months ended March 31, 2023. The increase was primarily due to amortization expense for recently acquired intangible assets related to TEMBEXA, which was acquired in the third quarter of 2022. The increase was partially offset by a decrease in amortization expense resulting from the held for sale intangibles related to our Travel Health business, which we have agreed to sell to Bavarian Nordic.
Interest expense
Interest expense increased $9.7 million, or 118%, to $17.9 million for the three months ended March 31, 2023. The increase was primarily due to an increase in new borrowings and rising interest rates, partially offset by a decrease in interest expense related to our interest rate swaps.
Other, net
Other, net increased $6.9 million to $4.9 million in income for the three months ended March 31, 2023. The increase was primarily due to an increase in interest income due to higher cash balances and higher interest rates, coupled with other income increases resulting from favorable foreign exchange revaluations.
Income tax provision (benefit)
Income tax provision increased $22.0 million to $21.9 million for the three months ended March 31, 2023. The increase was largely due to the decline in income before income taxes and a valuation allowance charge. The effective tax rate was (14)% for the three months ended March 31, 2023 as compared with 3% in 2022. The effective annual tax rate decreased largely due to a valuation charge.

SEGMENT RESULTS
PRODUCTS SEGMENT

	Products Segment
	Three Months Ended March 31,
(dollars in millions)	2023	2022	% Change
Revenues
Product sales, net	$143.4	$237.1	(40%)

Cost of sales	$102.9	$80.3	28%
Less: Changes in fair value of contingent consideration	1.5	0.5	200%
Less: Restructuring costs	2.0	—	NM
Adjusted cost of sales (1)	$99.4	$79.8	25%

Gross margin (2)	$40.5	$156.8	(74%)
Gross margin % (2)	28%	66%

Adjusted gross margin (3)	$44.0	$157.3	(72%)
Adjusted gross margin % (3)	31%	66%

(1) Adjusted cost of sales, which is a non-GAAP financial measure, is calculated as cost of sales less restructuring costs and other special items and non-cash items related to changes in fair value of contingent consideration. The Company's management utilizes Adjusted cost of sales for purposes of evaluating our ongoing operations and for internal planning and forecasting purposes. We believe that this non-GAAP operating measure, when reviewed collectively with our GAAP financial information, provides useful supplementary information to investors in assessing our operating performance.

(2) Gross margin is calculated as revenues less cost of sales. Gross margin % is calculated as gross margin divided by revenues.
(3) Adjusted gross margin, which is a non-GAAP financial measure, is calculated as revenues less Adjusted cost of sales. Adjusted gross margin %, which is a non-GAAP financial measure, is calculated as Adjusted gross margin divided by revenues. The Company’s management utilizes Adjusted gross margin and Adjusted gross margin % for purposes of evaluating our ongoing operations and for internal planning and forecasting purposes. We believe that these non-GAAP operating measures, when reviewed collectively with our GAAP financial information, provide useful supplemental information to investors in assessing our operating performance.

NM - Not meaningful
Three Months Ended March 31, 2023 Compared with Three Months Ended March 31, 2022
Anthrax MCM
Anthrax MCM sales decreased $87.5 million, or 80%, to $21.9 million for the three months ended March 31, 2023. The decrease was primarily due to timing of sales related to AV7909 and BioThrax during the first quarter of 2022, partially offset by an increase in Anthrasil sales. Anthrax vaccine product sales are primarily made under annual purchase options exercised by the USG. Fluctuations in revenues result from the timing of the exercise of annual purchase options and the USG purchases and Company delivery of orders that follow.
NARCAN
NARCAN sales increased $7.3 million, or 8%, to $100.4 million for the three months ended March 31, 2023. The increase was primarily driven by an increase in branded NARCAN sales as well as an increase in Canadian public sales, partially offset by a decline in authorized generic NARCAN sales resulting from the cessation of shipments related to the relationship with Sandoz and a reduction in commercial retail sales in the U.S.

Smallpox MCM
Smallpox MCM sales decreased $16.1 million, or 69%, to $7.2 million for the three months ended March 31, 2023. The decrease was primarily due to the timing of ACAM2000 international sales during the first quarter of 2022. Fluctuations in revenues result from the timing of the exercise of annual purchase options and the USG purchases and Company delivery of orders that follow.
Other Products
Other Products sales increased $2.6 million, or 23%, to $13.9 million for the three months ended March 31, 2023. The increase was primarily due to increases in Vivotif and Vaxchora product sales, partially offset by decreases in RSDL and BAT product sales.
Cost of Sales and Gross Margin
Cost of product sales increased $22.6 million, or 28%, to $102.9 million for the three months ended March 31, 2023. The increase was primarily due to lower overhead absorption coupled with higher allocations to product COGS at our Bayview facility, partially offset by lower period costs at our Bern facility and lower NARCAN royalty fees.
Product gross margin decreased $116.3 million, or 74%, to $40.5 million for the three months ended March 31, 2023. Product gross margin percentage decreased 38 percentage points to 28% for the three months ended March 31, 2023. The decrease was largely due to decreased sales volumes and increases in shutdown related costs combined with a less favorable sales mix weighted more heavily towards lower margin products. Product adjusted gross margin excludes the impacts of restructuring costs of $2.0 million and non-cash items related to the changes in the fair value of contingent consideration of $1.5 million.
SERVICES SEGMENT

	Services Segment
	Three Months Ended March 31,
(dollars in millions)	2023	2022	% Change
Revenues
CDMO revenues	$15.2	$60.8	(75%)

Cost of services	$52.2	$75.6	(31%)

Gross margin (1)	$(37.0)	$(14.8)	150%
Gross margin % (1)	(243)%	(24)%

(1) Gross margin is calculated as revenues less cost of services. Gross margin % is calculated as gross margin divided by revenues.
Three Months Ended March 31, 2023 Compared with Three Months Ended March 31, 2022
CDMO revenues
CDMO services revenues decreased $38.4 million, or 74%, to $13.4 million for the three months ended March 31, 2023. The decrease was primarily due to $19.2 million less revenue related to reduced production activities at the Company's Bayview facility as a result of a halt in manufacturing under the Janssen Agreement in 2022. Additionally, the decrease also reflects reduced production at the Camden facility. The decreases were slightly offset by an increase in production at the Company's Canton facility.
CDMO lease revenues decreased $7.2 million, or 80%, to $1.8 million for the three months ended March 31, 2023. The decrease was primarily due to a reduction of lease revenues related to the Janssen Agreement termination in 2022.
Cost of Services and Gross Margin
Cost of services decreased $23.4 million, or 31%, to $52.2 million for the three months ended March 31, 2023. The decrease was primarily due to reduced production activities across our CDMO network, partially offset by increased costs at our Camden facility for additional investments in quality enhancement and improvement initiatives and increased costs associated with production activities at the Company's Canton Facility.
Services gross margin decreased $22.2 million to $37.0 million for the three months ended March 31, 2023 Services gross margin percentage decreased 219 percentage points to (243)% for the three months ended March 31, 2023. The decrease was primarily due to reduced production activities across our CDMO network including the halt in manufacturing under the Janssen contract and the decrease in margins at the Company's Camden facility due to additional investments in quality enhancement and improvement initiatives.
OTHER REVENUE
Three Months Ended March 31, 2023 Compared with Three Months Ended March 31, 2022
Contracts and Grants
Contract and grants revenue decreased $3.1 million, or 32%, to $6.5 million in 2023. The decrease was primarily due to the conclusion of COVID-19 related studies in the fourth quarter of 2022.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Our financial condition is summarized as follows:

	March 31,	December 31,
(dollars in millions)	2023	2022	Change %
Financial assets:
Cash and cash equivalents	$430.2	$642.6	(33)%

Borrowings:
Debt, current portion	$950.7	$957.3	(1)%
Debt, net of current portion	447.7	448.5	—%
Total borrowings	$1,398.4	$1,405.8	(1)%

Working capital:
Current assets	$1,221.3	$1,210.7	1%
Current liabilities	1,215.7	1,229.9	(1)%
Total working capital	$5.6	$(19.2)	(129)%

Principal Sources of Capital Resources
We have historically financed our operating and capital expenditures through existing cash and cash equivalents, cash from operations, development contracts and grant funding and borrowings under our senior revolving credit facility (the "Revolving Credit Facility") and senior term loan facility (the "Term Loan Facility", and together with the Revolving Credit Facility, the "Senior Secured Credit Facilities") and other lines of credit we have established from time to time. We also obtain financing from the sale of our common stock upon exercise of stock options. As of March 31, 2023, we had unrestricted cash and cash equivalents of $430.2 million and remaining capacity under our Revolving Credit Facility of $1.1 million.
Going Concern
The consolidated financial statements have been prepared on the going concern basis of accounting, which assumes the Company will continue to operate as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.
As of March 31, 2023, there is $598.0 million outstanding on our Revolving Credit Facility and $354.4 million on our Term Loan Facility that mature in October 2023, which is within one year of the date that the consolidated financial statements for the quarter ended March 31, 2023 are issued. The Company determined that there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued as a result of these pending maturities. This evaluation considered the potential mitigating effect of management’s plans that have not been fully implemented. Management may evaluate the mitigating effect of its plans to determine if it is probable that (1) the plans will be effectively implemented within one year after the date the financial statements are issued, and (2) when implemented, the plans will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern. The Company's plan to alleviate the substantial doubt includes amending its existing Senior Secured Credit Facilities that are due October 2023.
On February 14, 2023, the Company entered into a Consent, Limited Waiver, and Third Amendment (the "Third Credit Agreement Amendment") to the Amended and Restated Credit Agreement relating to the Senior Secured Credit Facilities (the "Credit Agreement"). Pursuant to the Third Credit Agreement Amendment, the requisite lenders consented to our sale of our travel health business to Bavarian Nordic substantially in accordance with the terms of the Sale Agreement. The proceeds from the transaction will be deposited into a cash collateral account with the Administrative Agent and will, unless otherwise agreed to by the Company and the requisite lenders, be used to repay the outstanding Term Loan Facility on the expiration of the Limited Waiver (as described below).
Pursuant to the Third Credit Agreement Amendment the requisite lenders agreed to a limited waiver of any defaults or events of default that was extended on April 17, 2023 and described below.
On April 17, 2023, the Company entered into a First Amendment (the “Waiver Amendment”) to the Third Credit Agreement Amendment. The lenders agreed to extend the limited waiver (the “Extended Limited Waiver”) of any defaults or events of default that result from (a) any violation of the financial covenants set forth in the Credit Agreement with respect to the fiscal quarters ending December 31, 2022 and March 31, 2023 and (b) any going concern qualification or exception contained in the audited financial statements for the fiscal year ending December 31, 2022. The Extended Limited Waiver expires on the earlier to occur of (i) any other event of default under the Credit Agreement and (ii) May 17, 2023. During the period of the Limited Waiver, the Company is working with lenders under the Credit Agreement in connection with replacing the current credit facility before it matures with revised terms and conditions. The Company does not expect to be in compliance with debt covenants in future periods without additional sources of liquidity or future amendments to the Credit Agreement. See Note 2, "Summary of significant accounting policies" in the Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for Going Concern considerations related to noncompliance with our debt covenants and the limited waiver.
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
The Company has $430.2 million of cash on hand at March 31, 2023. On January 9, 2023, the Company announced the 2023 Plan intended to reduce operating costs, improve operating margins, and continue advancing the Company’s ongoing commitment to profitable growth. The Plan includes a reduction of the Company’s current workforce by approximately five percent. These actions, in combination with other cost reduction initiatives, are expected to result in annualized savings of over $60.0 million when fully implemented.

Cash Flows
The following table provides information regarding our cash flows for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
(in millions)	2023	2022
Net cash used in:
Operating activities	$(184.0)	$(37.3)
Investing activities	(15.1)	(32.2)
Financing activities	(10.5)	(70.5)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(0.2)	(0.3)
Net change in cash, cash equivalents and restricted cash	$(209.8)	$(140.3)
Operating Activities:
Net cash used in operating activities of $184.0 million in 2023 was due to net loss excluding non-cash items of $147.2 million coupled with negative working capital changes of $36.8 million, primarily due an increase in payments for taxes and compensation and an accumulation of inventory, partially offset by an increase in our accounts payable.
Net cash used in operating activities increased $146.7 million from 2022 to 2023. The increase is due to a decrease in net loss excluding non-cash items of $188.3 million, partially offset by an increase in working capital changes of $41.6 million.
Investing Activities:
Net cash used in investing activities of $15.1 million in 2023 relates to the purchases of property, plant and equipment.
Net cash used in investing activities decreased $17.1 million from 2022 to 2023. The decrease is largely due to lower product development activities, including our chikungunya facility redesign project.
Financing Activities:
Net cash used in financing activities of $10.5 million in 2023 was primarily related to payments on our Term Loan Facility of $8.4 million.
Net cash used in financing activities decreased $60.0 million from 2022 to 2023. The decrease is largely due to the repurchases of stock of $57.5 million in the first quarter of 2022.
Debt
As of March 31, 2023, the Company has $1.4 billion of fixed and variable rate debt with varying maturities, with $953.4 million payable within 12 months (see Note 10, "Debt" in the Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q).
Uncertainties and Trends Affecting Funding Requirements
We expect to continue to fund our short-term and long-term anticipated operating expenses, capital expenditures and debt service requirements from the following sources:
•existing cash and cash equivalents;
•net proceeds from the sale of our products and CDMO services;
•development contracts and grant funding;
•proceeds from the sale of our travel health business to Bavarian Nordic (see Note 3, "Assets and liabilities held for sale" in the Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q); and
•our Senior Secured Credit Facilities and any replacement or other lines of credit we may establish from time to time.
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
Unused Credit Capacity
Available room under the Revolving Credit Facility as of March 31, 2023 and December 31, 2022 was:

(in millions)	March 31, 2023	December 31, 2022
Total Capacity	$600.0	$600.0
Less:
Outstanding Letters of Credit	0.9	1.3
Outstanding Indebtedness	598.0	598.0
Unused Capacity	$1.1	$0.7

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
Interest rate risk
We have debt with a mix of fixed and variable rates of interest. Floating rate debt carries interest based generally on the eurocurrency rate, as defined in our Amended Credit Agreement, plus an applicable margin. We manage the impact of interest rate changes on our variable debt through derivative interest rate swap arrangements. Increases in interest rates could result in an increase in interest payments for debt that we have not hedged through our interest rate swap arrangements. See Note 10, "Debt" in Part I, item 1, of this Quarterly Report on Form 10-Q.
We have assessed our exposure to changes in interest rates by analyzing the sensitivity to our operating results assuming various changes in market interest rates. A hypothetical increase of one percentage point in the eurocurrency rate as of March 31, 2023 would increase our interest expense by approximately $6.0 million annually.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in internal control over financial reporting
During the year ended December 31, 2022, we identified and disclosed a material weakness in our internal control over financial reporting related to our assessment of pre-launch materials meeting the criteria for capitalization, which requires those materials to have economic value and a high probability of regulatory approval. To remediate the material weakness, we designed and implemented controls and enhanced and revised the design of existing controls and procedures to properly assess pre-launch inventory.
During the quarter ended March 31, 2023, we successfully completed the testing necessary to conclude that the material weakness has been remediated.

Except those noted above, there have been no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act that occurred during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Note 16, "Litigation" in Part I, item 1, of this Quarterly Report on Form 10-Q.
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
•NARCAN Nasal Spray is currently subject to branded and generic competition in the U.S. and may be subject to branded and generic competition in Canada. In addition, the success of NARCAN Nasal Spray is subject to our ability to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community.
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
•The potential for cyber security incidents involving us, our business partners, collaborators or other third parties to harm our ability to operate our business effectively in light of our heightened risk profile, including the impact of a recent cyber security incident at one of our business partners.
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
•Our ability to comply with the covenants under our Revolving Credit Facility and Term Loan Facility and other debt agreements, and to refinance our Senior Secured Credit Facilities prior to their maturity in October 2023.
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
In April 2022, we completed the rolling submission of a Biologics License Application ("BLA") filing with the FDA related to AV7909 and the application has been accepted for review. There can be no guarantee on the outcomes of the FDA review. The FDA may decide that our data are insufficient and may require additional pre-clinical, clinical or other studies. If we are unsuccessful in obtaining FDA licensure, in a timely manner or at all, we may not be able to realize the full potential value of the USG contract for AV7909, which could have a material adverse effect on our future business, financial condition, operating results and cash flows. Furthermore, prior to FDA licensure, the EUA could be terminated if the emergency determination underlying the EUA terminates.
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
In particular, the success of NARCAN Nasal Spray, including in over-the-counter form, is subject to our ability to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community.
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
Our business is increasingly dependent on critical, complex and interdependent information technology systems, including Internet-based systems, to support business processes as well as internal and external communications. We previously contracted with the USG and pharmaceutical companies for the development and manufacture of a significant quantity of COVID-19 vaccines, which raised our security profile and heightened potential risks that malicious actors may seek to disrupt our systems or misappropriate our information. The size and complexity of our computer systems and those of many of our business partners, collaborators and other third parties make them potentially vulnerable to interruption, invasion, computer viruses, destruction, malicious intrusion and additional related disruptions, which may result in the impairment of production and key business processes. Our systems and information are also potentially vulnerable to cyber security incidents through employee error, phishing scams and malfeasance, as well as cyber security incidents involving our business partners, collaborators and other third parties, any of which may expose sensitive data to unauthorized persons. Our systems and those of our business partners and collaborators have in the past been, and in the future likely will be subject to computer viruses, malicious codes, unauthorized access and other cyber security incidents. We are not aware of any significant impact on our operations or financial results from such incidents although, as of the date of this report, we are assessing the potential impact of a cyber security incident involving a business partner of which we were made aware in early May 2023.
No system of protection is adequate to protect against all such threats, even if they are deemed to be industry standard, and there can be no assurance that we will be able to repel any such attacks. Cyber security incidents could lead to the loss of trade secrets or other intellectual property or the public exposure of personal information, including sensitive personal information, of our employees, clinical trial patients, customers and others. Responding to any such threats may also be expensive and time-consuming. Any such unauthorized access to our information, whether through an incident involving our information technology systems or those of our business partners, collaborators or other third parties, could disrupt our business operations, result in the loss of assets, and have a material adverse effect on our reputation, business, financial condition, or results of operations.
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
The Senior Secured Credit Facilities include a $450.0 million Term Loan Facility which had an outstanding principal balance of $354.4 million as of March 31, 2023 and the ability to borrow up to $600.0 million under our Revolving Credit Facility of which we had $598.0 million of outstanding borrowings as of March 31, 2023. On August 7, 2020, we completed an offering of $450.0 million aggregate principal amount of Senior Unsecured Notes, of which $353.0 million of the net proceeds were used to pay down our Revolving Credit Facility. We may also seek additional debt financing to support our ongoing activities or to provide additional financial flexibility. Debt financing can have significant adverse consequences for our business, including:
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
We have recorded a significant amount of goodwill on our consolidated balance sheet as a result of acquisitions. We review the recoverability of goodwill annually and whenever events or circumstances indicate that the carrying value of a reporting unit may not be recoverable. As of March 31, 2023, the only reporting unit that has goodwill associated with it is our MCM reporting unit.
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

On February 15, 2023, we entered into the Sale Agreement with Bavarian Nordic, under which we [agreed to sell] [sold] our travel health business, including rights to Vaxchora and Vivotif, as well as our development-stage chikungunya vaccine candidate CHIKV VLP, our manufacturing site in Bern, Switzerland and certain of our development facilities in San Diego, California for a cash purchase price of $270.0 million, subject to certain customary adjustments. In addition, we may receive milestone payments of up to $80.0 million related to the development of CHIKV VLP and receipt of marketing approval and authorization in the U.S. and Europe, and sales-based milestone payments of up to $30.0 million based on aggregate net sales of Vaxchora and Vivotif in calendar year 2026. The transaction is expected to close during the second quarter of 2023.
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
Our stock price has been, and is likely to continue to be, volatile. The market price of our common stock could fluctuate significantly for many reasons, including in response to the risks described in this “Risk Factors” section, or for reasons unrelated to our operations, such as reports by industry analysts, investor perceptions or negative announcements by our customers, competitors or suppliers regarding their own performance, as well as industry conditions and general financial, economic and political instability. From November 15, 2006, when our common stock first began trading on the New York Stock Exchange, through May 2, 2023, our common stock has traded as high as $137.61 per share and as low as $4.17 per share. The market price of our common stock may be influenced by many factors, including, among others:
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
GENERAL RISK FACTORS
The accuracy of our financial reporting depends on the effectiveness of our internal control over financial reporting. Any material weakness in our internal control over financial reporting could have an adverse effect on our business and financial results and our ability to meet our reporting obligations could be negatively affected, each of which could negatively affect the trading price of our common stock.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent sales of unregistered securities
Not applicable.
Use of proceeds
Not applicable.
Purchases of equity securities
Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.
ITEM 6. EXHIBITS
The exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index immediately preceding the exhibits hereto.

Exhibit Index

Exhibit Number	Description
10 †*	Form of 2023-2025 Performance Based Stock Unit Award Agreement.
31.1 #	Certification of the Chief Executive Officer, pursuant to Exchange Act Rule 13a-14(a).
31.2 #	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).
32.1 #	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 #	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 #
The following financial information related to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statement of Changes in Stockholders' Equity; and (vi) the related Notes to the Condensed Consolidated Financial Statements.

104 #	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101.
#	Filed herewith.
†	Certain confidential portions of this exhibit were omitted by means of marking such portions with asterisks because of the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.
*	Management or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMERGENT BIOSOLUTIONS INC.

By: /s/ROBERT G. KRAMER Robert G. Kramer President, Chief Executive Officer and Director (Principal Executive Officer)

Date: May 9, 2023

By: /s/RICHARD S. LINDAHL Richard S. Lindahl Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Date: May 9, 2023