Form 10-Q
period 2023-06-30
Emergent BioSolutions Inc.
filed 2023-08-09
CIK 1367644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 1, 2023, the registrant had 51,807,027 shares of common stock outstanding.

Emergent BioSolutions Inc. and Subsidiaries
Form 10-Q

EMERGENT BIOSOLUTIONS INC.
PART I. FINANCIAL INFORMATION
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, including statements regarding our future performance, business strategy, operations, financial position, revenues and earnings, projected costs, prospects, plans and objectives of management are forward-looking statements. We generally identify forward-looking statements by using words like "anticipate," "believe," "continue," "could," "estimate," "expect," "forecast," "goal," "intend," "may," "plan," "predict," "should," "will," "would," and similar expressions or variations thereof, the negative thereof, but these terms are not the exclusive means of identifying such statements. Forward-looking statements are based on our current intentions, beliefs and expectations regarding future events. You should realize that if underlying assumptions prove inaccurate or if known or unknown risks or uncertainties materialize, actual results could differ materially from our expectations. You are therefore cautioned not to place undue reliance on any forward-looking statement contained herein. Any forward-looking statement speaks only as of the date on which such statement is made and, except as required by law, we do not undertake any obligation to update any forward-looking statement to reflect new information, events or circumstances.
There are a number of important factors that could cause our actual results to differ materially from those indicated by such forward-looking statements, including, among others:
•the availability of U.S. Government ("USG") funding for contracts related to procurement of our medical countermeasures, including CYFENDUSTM (Anthrax Vaccine Adsorbed (AVA), Adjuvanted), previously known as AV7909, BioThrax® (Anthrax Vaccine Adsorbed) and ACAM2000® (Smallpox (Vaccinia) Vaccine, Live) among others, as well as contracts related to development of medical countermeasures;
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
•the results of pending stockholder litigation and government investigations and their potential impact on our business;
•our ability to comply with the operating and financial covenants required by our revolving credit facility (the "Revolving Credit Facility") and our term loan facility (the "Term Loan Facility" and, together with the Revolving Credit Facility, the "Senior Secured Credit Facilities"), as well as our 3.875% Senior Unsecured Notes due 2028 ("Senior Unsecured Notes");
•our ability to resolve the going concern qualification in our consolidated financial statements and otherwise successfully manage our liquidity in order to continue as a going concern;
•the procurement of our product candidates by USG entities under regulatory authorities that permit government procurement of certain medical products prior to United States Food and Drug Administration (“FDA”) marketing authorization, and corresponding procurement by government entities outside of the U.S.;
•our ability to realize the expected benefits of the sale of our travel health business to Bavarian Nordic;
•the impact of the organizational changes we announced in January 2023;
•our ability to identify and acquire companies, businesses, products or product candidates that satisfy our selection criteria;

EMERGENT BIOSOLUTIONS INC.
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
The foregoing sets forth many, but not all, of the factors that could cause actual results to differ from our expectations in any forward-looking statement. When evaluating our forward-looking statements, you should consider this cautionary statement along with the risk factors identified elsewhere in this document, including in the sections entitled "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for our fiscal year ended December 31, 2022, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Quantitative and Qualitative Disclosures about Market Risk" in this Quarterly Report on Form 10-Q, as well as the risks identified in our other reports filed with the SEC. New factors may emerge from time to time, and it is not possible for management to predict all such factors, nor can it assess the impact of any such factor on the business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement.
NOTE REGARDING COMPANY REFERENCES
References in this report to “Emergent,” the “Company,” “we,” “us,” and “our” refer to Emergent BioSolutions Inc. and its consolidated subsidiaries.
NOTE REGARDING TRADE NAMES
Emergent®, CYFENDUSTM, BioThrax®, BaciThrax®, RSDL®, BAT®, Trobigard®, Anthrasil®, CNJ-016®, ACAM2000®, NARCAN®, TEMBEXA® and any and all Emergent BioSolutions Inc. brands, products, services and feature names, logos and slogans are trademarks or registered trademarks of Emergent BioSolutions Inc. or its subsidiaries in the United States or other countries. All other brands, products, services and feature names or trademarks are the property of their respective owners.

ITEM 1. FINANCIAL STATEMENTS
Emergent BioSolutions Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions, except per share amounts)

	June 30, 2023	December 31, 2022
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$88.6	$642.6
Accounts receivable, net	290.1	158.4
Inventories, net	354.3	351.8
Prepaid expenses and other current assets	44.7	57.9
Total current assets	777.7	1,210.7

Property, plant and equipment, net	395.5	817.6
Intangible assets, net	592.8	728.8
Goodwill	218.2	218.2
Other assets	194.6	191.3
Total assets	$2,178.8	$3,166.6

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$108.3	$103.5
Accrued expenses	31.2	34.9
Accrued compensation	69.6	88.3
Debt, current portion	455.2	957.3
Other current liabilities	28.9	45.9
Total current liabilities	693.2	1,229.9

Debt, net of current portion	448.0	448.5
Deferred tax liability	57.9	71.8
Other liabilities	23.4	33.4
Total liabilities	1,222.5	1,783.6

Stockholders' equity:
Preferred stock, par value $0.001 per share; 15.0 shares authorized, no shares issued or outstanding	—	—
Common stock, par value $0.001 per share; 200.0 shares authorized, 57.4 and 55.7 shares issued; 51.8 and 50.1 shares outstanding, respectively	0.1	0.1
Treasury stock, at cost, 5.6 and 5.6 common shares, respectively	(227.7)	(227.7)
Additional paid-in capital	895.8	873.5
Accumulated other comprehensive income (loss), net	(1.6)	3.1
Retained earnings	289.7	734.0
Total stockholders’ equity	956.3	1,383.0
Total liabilities and stockholders’ equity	$2,178.8	$3,166.6
See accompanying notes to condensed consolidated financial statements.

Emergent BioSolutions Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(unaudited, in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Product sales, net	$302.2	$237.2	$445.6	$474.3
Contract development and manufacturing ("CDMO"):
Services	26.4	2.7	39.8	54.5
Leases	2.7	(4.5)	4.5	4.5
Total CDMO revenues	29.1	(1.8)	44.3	59.0
Contracts and grants	6.6	7.3	13.1	16.9
Total revenues	337.9	242.7	503.0	550.2

Operating expenses:
Cost of product sales	134.9	91.0	237.8	171.3
Cost of CDMO	55.7	78.8	107.9	154.4
Impairment of long-lived assets	306.7	—	306.7	—
Research and development	26.0	49.8	66.6	96.2
Selling, general and administrative	91.4	81.1	191.9	165.9
Amortization of intangible assets	16.1	14.0	33.1	28.0
Total operating expenses	630.8	314.7	944.0	615.8

Loss from operations	(292.9)	(72.0)	(441.0)	(65.6)

Other income (expense):
Interest expense	(28.6)	(7.8)	(46.5)	(16.0)
Gain on sale of business	74.9	—	74.9	—
Other, net	(3.6)	(3.0)	1.3	(5.0)
Total other income (expense), net	42.7	(10.8)	29.7	(21.0)

Loss before income taxes	(250.2)	(82.8)	(411.3)	(86.6)
Income tax provision (benefit)	11.1	(26.4)	33.0	(26.5)
Net loss	$(261.3)	$(56.4)	$(444.3)	$(60.1)

Net loss per common share
Basic	$(5.15)	$(1.13)	$(8.80)	$(1.19)
Diluted	$(5.15)	$(1.13)	$(8.80)	$(1.19)

Weighted average shares outstanding
Basic	50.7	50.0	50.5	50.3
Diluted	50.7	50.0	50.5	50.3

See accompanying notes to condensed consolidated financial statements.

Emergent BioSolutions Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Loss
(unaudited, in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(261.3)	$(56.4)	$(444.3)	$(60.1)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net	2.6	0.4	2.5	0.9
Unrealized gains (losses) on hedging activities	1.2	1.9	(3.2)	6.8
Reclassification adjustment for gains on hedging activities	(2.9)	0.9	(0.5)	2.3
Reclassification adjustment for gains on pension benefit obligation	(3.5)	—	(3.5)	—
Total other comprehensive income (loss), net of tax	(2.6)	3.2	(4.7)	10.0
Comprehensive loss, net of tax	$(263.9)	$(53.2)	$(449.0)	$(50.1)
See accompanying notes to condensed consolidated financial statements.

Emergent BioSolutions Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(unaudited, in millions)

	Six Months Ended June 30,
	2023	2022
Operating Activities
Net loss	$(444.3)	$(60.1)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	15.1	22.2
Long-term incentive plan expense	2.4	—
Depreciation and amortization	67.5	75.4
Change in fair value of contingent obligations, net	1.9	1.8
Amortization of deferred financing costs	9.9	2.0
Deferred income taxes	(10.2)	2.6
Gain on sale of travel health business	(74.9)	—
Impairment of long-lived assets	306.7	—
Other	9.5	2.2
Changes in operating assets and liabilities:
Accounts receivable	(130.6)	97.7
Inventories	(23.8)	(75.5)
Prepaid expenses and other assets	(17.8)	(19.4)
Accounts payable	10.9	(7.6)
Accrued expenses and other liabilities	(13.8)	(36.4)
Accrued compensation	(13.4)	(14.1)
Income taxes receivable and payable, net	14.2	(46.4)
Contract liabilities	(7.7)	2.7
Net cash used in operating activities	(298.4)	(52.9)
Investing Activities
Purchases of property, plant and equipment	(27.6)	(64.3)
Proceeds from sale of travel health business, net	270.2	—
Net cash provided by (used in) investing activities	242.6	(64.3)
Financing Activities
Purchases of treasury stock	—	(81.9)
Principal payments on revolving credit facility	(347.8)	—
Principal payments on term loan facility	(156.8)	(16.9)
Proceeds from stock-based compensation activity	1.3	3.0
Taxes paid for stock-based compensation activity	(2.3)	(5.4)
Proceeds from at-the-market sale of stock, net of commissions and expenses	8.2	—
Net cash used in financing activities:	(497.4)	(101.2)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(0.8)	0.4
Net change in cash, cash equivalents and restricted cash	(554.0)	(218.0)
Cash, cash equivalents and restricted cash, beginning of period	642.6	576.3
Cash, cash equivalents and restricted cash, end of period	$88.6	$358.3
Supplemental disclosure of cash flow information:
Cash paid for interest	$38.8	$14.8
Cash paid for income taxes	$26.9	$20.0
Supplemental information on non-cash investing and financing activities:
Purchases of property, plant and equipment unpaid at period end	$7.7	$7.3
See accompanying notes to condensed consolidated financial statements.

Emergent BioSolutions Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders' Equity
(unaudited, in millions)

	$0.001 Par Value Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	55.7	$0.1	(5.6)	$(227.7)	$873.5	$3.1	$734.0	$1,383.0
Net loss	—	$—	—	$—	$—	$—	$(183.0)	$(183.0)
Share-based compensation activity	0.3	—	—	—	4.7	—	—	4.7
Other comprehensive loss, net of tax	—	—	—	—	—	(2.1)	—	(2.1)
Balance at March 31, 2023	56.0	$0.1	(5.6)	$(227.7)	$878.2	$1.0	$551.0	$1,202.6
Net loss	—	$—	—	$—	$—	$—	$(261.3)	$(261.3)
Share-based compensation activity	0.3	—	—	—	9.4	—	—	9.4
At-the-market sale of stock, net of commissions and expenses	1.1	—	—	—	8.2	—	—	8.2
Other comprehensive loss, net of tax	—	—	—	—	—	(2.6)	—	(2.6)
Balance at June 30, 2023	57.4	$0.1	(5.6)	$(227.7)	$895.8	$(1.6)	$289.7	$956.3

	$0.001 Par Value Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	55.1	$0.1	(3.8)	$(152.2)	$829.4	$(16.1)	$957.8	$1,619.0
Net loss	—	$—	—	$—	$—	$—	$(3.7)	$(3.7)
Share-based compensation activity	0.2	—	—	—	5.4	—	—	5.4
Repurchases of common stock	—	—	(1.1)	(52.2)	—	—	—	(52.2)
Other comprehensive income, net of tax	—	—	—	—	—	6.8	—	6.8
Balance at March 31, 2022	55.3	$0.1	(4.9)	$(204.4)	$834.8	$(9.3)	$954.1	$1,575.3
Net loss	—	$—	—	$—	$—	$—	$(56.4)	$(56.4)
Share-based compensation activity	0.2	—	—	—	14.4	—	—	14.4
Repurchases of common stock	—	—	(0.7)	(23.3)	—	—	—	(23.3)
Other comprehensive income, net of tax	—	—	—	—	—	3.2	—	3.2
Balance at June 30, 2022	55.5	$0.1	(5.6)	$(227.7)	$849.2	$(6.1)	$897.7	$1,513.2
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
The Company is focused on the following four PHT categories: chemical, biological, radiological, nuclear and explosives ("CBRNE"); emerging infectious diseases ("EID"); emerging health crises; and acute/emergency care. The Company has a current product portfolio of 12 products (vaccines, therapeutics, and drug-device combination products). The revenue generated by the products comprises a substantial portion of the Company's revenue. The Company structures the business with a focus on markets and customers. As such, the key components of the business structure include the following four product and service categories: Anthrax - Medical Countermeasures ("MCM") Products, NARCAN, Smallpox - MCM Products and CDMO Services. The Company operates as two operating segments: (1) a products segment ("Products") consisting of the Anthrax - MCM products, NARCAN, Smallpox - MCM products and Other products and (2) a services segment ("Services") focused on CDMO services (Note 17, "Segment information").
The Company's products and services include:
Anthrax - MCM Products
•Anthrasil® (Anthrax Immune Globulin Intravenous (human)), the only polyclonal antibody therapeutic licensed by the United States Food and Drug Administration (“FDA”) and Health Canada for the treatment of inhalational anthrax in combination with appropriate antibacterial drugs;
•BioThrax® (Anthrax Vaccine Adsorbed), the only vaccine licensed by the FDA for the general use prophylaxis and post-exposure prophylaxis of anthrax disease;
•CYFENDUS™ (Anthrax vaccine adsorbed (AVA), adjuvanted), previously known as AV7909, which was recently approved by the FDA for post-exposure prophylaxis of disease following suspected or confirmed exposure to Bacillus anthracis in persons 18 through 65 years of age when administered in conjunction with recommended antibacterial drugs. CYFENDUS™ is procured by certain authorized government buyers for their use;
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
Sale of Travel Health Business
On May 15, 2023 the Company completed the sale of its products segment's travel health business, including rights to Vivotif®, the licensed typhoid vaccine; Vaxchora®, the licensed cholera vaccine; the development-stage chikungunya vaccine candidate CHIKV VLP; the Company’s manufacturing site in Bern, Switzerland; and certain of its development facilities in San Diego, California. For additional information refer to Note 3, "Divestiture".
Services - Contract Development and Manufacturing
The Company's services line focused on CDMO offerings cover development services, drug substance manufacturing, drug product manufacturing, and when necessary, suite reservations, which depending on facts and circumstances could be considered a lease. These services are provided to customers from across the pharmaceutical and biotechnology industries as well as the U.S. Government (“USG”) and non-governmental organizations. The Company's technology platforms include mammalian, microbial, viral, plasma and advanced therapies utilizing the Company's core capabilities for manufacturing to third parties on a clinical and commercial (small and large) scale. Additional services include fill/finish formulation and analytical development services for injectable and other sterile products, inclusive of process design, technical transfer, manufacturing validations, aseptic filling, lyophilization, final packaging and stability studies, as well as manufacturing of vial and pre-filled syringe formats on multiple platforms.
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
All adjustments contained in the accompanying unaudited condensed consolidated financial statements are of a normal recurring nature and are necessary to present fairly the financial position of the Company as of June 30, 2023. Interim results are not necessarily indicative of results that may be expected for any other interim period or for an entire year.

Going concern
As of June 30, 2023, there is $250.2 million outstanding on the Company's Revolving Credit Facility and $206.1 million on Term Loan Facility that matures in May 2025. The Company determined that there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. This evaluation considered the mitigating effect of management’s plans that have been implemented as of June 30, 2023. Management may evaluate the mitigating effect of its plans to determine if it is probable that (1) the plans will be effectively implemented within one year after the date the financial statements are issued, and (2) when implemented, the plans will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern. The Company's plans include (A) amending the agreement for the Senior Secured Credit Facilities which occurred on May 15, 2023 with the Fourth Amendment to Amended and Restated Credit Agreement, Waiver and First Amendment to Amended and Restated Collateral Agreement (the “Credit Agreement Amendment”), and (B) the execution of the capital raise requirement prescribed in the Credit Agreement Amendment, as further described below.
While the Company executed the Credit Agreement Amendment and extended the maturity date on the Senior Secured Credit Facilities to May 15, 2025, the Credit Agreement Amendment also requires the Company to raise at least $75.0 million through the issuance of equity and/or unsecured indebtedness by April 30, 2024. As a result of this provision, the Company has determined it is appropriate to continue to classify the debt as a current liability on the Condensed Consolidated Balance Sheets. While the Company expects to complete these actions, management cannot make the assumption that it is probable that the Company will be successful. As a result, the Company continues to evaluate a number of uncertain factors related to its assessment of its ability to satisfy the capital raise requirement, including its ability to comply with the terms and operating and financial covenants required by the Senior Secured Credit Facilities, other market conditions, economic conditions, particularly in the pharmaceutical and biotechnology industry, disruptions or volatility caused by factors such as lingering impacts of the COVID-19 pandemic, regional conflicts, inflation, and supply chain disruptions.
The Condensed Consolidated Financial Statements have been prepared assuming the Company will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Pre-launch inventory
Within the Company's Products segment, costs relating to raw materials and production of inventory in preparation for product launch prior to regulatory approval are capitalized when the review process has progressed to a point where objective and persuasive evidence exists that regulatory approval is probable, the future economic benefit is expected to be realized, and the Company believes that material uncertainties related to the ultimate regulatory approval have been significantly reduced. Pre-launch inventory is recorded to research and development expense unless these criteria are met. For pre-launch inventory that is capitalized, the Company considers a number of specific facts and circumstances, including the product candidate’s current status in the drug development and regulatory approval process, results from related clinical trials, results from meetings with relevant regulatory agencies prior to the filing of regulatory applications, potential obstacles to the approval process, historical experience, viability of commercialization and market trends. This policy is not applicable to pre-launch inventory purchased to satisfy a performance obligation related to a CDMO contract as CDMO pre-launch inventory may be capitalized if it has future economic benefit based on the terms of the contract.
Significant accounting policies
With the exception of the policy on pre-launch inventory discussed above, there have been no significant changes to the Company's summary of significant accounting policies during the six months ended June 30, 2023 contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2022, that have materially impacted the presentation of the Company's financial statements.

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
3.     Divestiture
On May 15, 2023, pursuant to the Purchase and Sale Agreement (the “Purchase and Sale Agreement”), by and between the Company, through its wholly owned subsidiaries Emergent International Inc. and Emergent Travel Health Inc. and Bavarian Nordic ("Bavarian Nordic”), the Company completed the previously announced sale of the Company’s travel health business, including rights to Vivotif®, the licensed typhoid vaccine; Vaxchora®, the licensed cholera vaccine; the development-stage chikungunya vaccine candidate CHIKV VLP; the Company’s manufacturing site in Bern, Switzerland; and certain of its development facilities in San Diego, California.
At the closing, Bavarian Nordic paid a cash purchase price of $270.0 million, exclusive of customary closing adjustments for cash, indebtedness, working capital and transaction expenses of the business at closing. Bavarian Nordic may also be required to pay milestone payments of up to $80.0 million related to the development of CHIKV VLP and receipt of marketing approval and authorization in the U.S. and Europe, and earn-out payments of up to $30.0 million based on aggregate net sales of Vaxchora and Vivotif in calendar year 2026.
As a result of the divestiture, during the three months ended June 30, 2023, the Company recognized a pre-tax gain of $74.9 million, net of transaction costs of $4.0 million, which was recorded within "Gain on sale of business" on the Condensed Consolidated Statements of Operations.
The Company determined that the disposal of the travel health business does not qualify for reporting as a discontinued operation since it does not represent a strategic shift that has or will have a major effect on our operations and financial results. No adjustments were made to prior period results as a result of the disposal.
In connection with the divestiture, the Company entered into a Transition Services Agreement (“TSA”) with Bavarian Nordic to help support its ongoing operations. Under the TSA, the Company will provide certain transition services to Bavarian Nordic, including information technology, finance and enterprise resource planning, research and development, human resources, employee benefits and other limited services. Income from performing services under the TSA was recorded within "Other income (expense), net" on the Condensed Consolidated Statements of Operations and was $1.0 million for the three and six months ended June 30, 2023.

4.     Restructuring and impairment charges
Impairment of long-lived assets
The Company tests its long-lived assets that are held and used for recoverability whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. During the preparation of our financial statements for the three months ended June 30, 2023, due to deterioration in performance and resulting downward revisions to our internal CDMO forecast made during the second quarter, including future expected cash flows, the Company determined there were sufficient indicators of impairment on certain asset groups within the CDMO reporting unit to require an impairment analysis. As a result, the Company performed recoverability tests on certain asset groups within the CDMO reporting unit and concluded that the impacted asset groups were not recoverable as the undiscounted expected cash flows did not exceed their carrying values.
Asset groups are written down only to the extent that their carrying value is higher than their respective fair value. The Company, with the assistance of a third-party valuation firm, applied valuation methods to estimate the fair values for each of the assets within the different asset classes. An orderly liquidation value was applied to estimate the fair value of the personal property assets and market and cost based approaches were applied to estimate the fair value of the real property assets, each representing Level 3 non-recurring fair value measurements. Based on this analysis, the Company allocated and recognized a non-cash impairment charge of $306.7 million during the three months ended June 30, 2023.
The table below presents the total impairment charge by asset class for the three months ended June 30, 2023:

Three Months Ended June 30, 2023
Buildings, building improvements and leasehold improvements	$81.5
Furniture and equipment	117.5
Software	0.3
Construction-in-progress	107.4
Total impairment on long-lived assets	$306.7
January 2023 Organizational Restructuring Plan
In January 2023, the Company initiated an organizational restructuring plan (the “January 2023 Plan”) intended to reduce operating costs, improve operating margins, and continue advancing the Company’s ongoing commitment to profitable growth. As part of the January 2023 Plan, the Company eliminated approximately five percent of its total headcount. The Company made a $(0.1) million adjustment to the incurred charges in connection with the January 2023 Plan during the three months ended June 30, 2023 and incurred approximately $9.6 million in charges during the six months ended June 30, 2023. These charges consist primarily of charges related to employee transition, severance payments and employee benefits. All activities related to the January 2023 Plan were substantially completed during the first quarter of 2023. Restructuring costs are recognized as an operating expense within the Condensed Consolidated Statement of Operations and are classified based on the Company's classification policy for each category of operating expense.

The following table presents the total restructuring costs associated with the Company’s segments as well as unallocated corporate and research and development ("R&D") charges for the three and six months ended June 30, 2023:

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Products	$—	$2.0
Services	—	—
Total restructuring costs by segment	—	2.0
Corporate	0.1	5.1
R&D	$(0.2)	2.5
Total restructuring costs	$(0.1)	$9.6
The following table presents the total restructuring costs, by function, for the three and six months ended June 30, 2023:

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Employee transition	$—	$0.3
Severance payments	0.1	8.8
Employee benefits	(0.2)	0.5
Total restructuring costs	$(0.1)	$9.6
The following table provides the components of and changes in the Company's restructuring accrual during the three and six months ended June 30, 2023:

	Employee Transition	Severance Payments	Employee Benefits	Total
Balance at December 31, 2022	$—	$—	$—	$—
Accruals	0.3	8.7	0.7	9.7
Cash payments	(0.2)	(2.0)	(0.1)	(2.3)
Balance at March 31, 2023	$0.1	$6.7	$0.6	$7.4
Accruals	—	0.1	(0.2)	(0.1)
Cash payments	—	(3.6)	(0.1)	(3.7)
Balance at June 30, 2023	$0.1	$3.2	$0.3	$3.6

5.    Inventories, net
Inventories, net consisted of the following:

	June 30, 2023	December 31, 2022
Raw materials and supplies	$140.3	$143.4
Work-in-process	149.3	116.2
Finished goods	64.7	92.2
Total inventories, net	$354.3	$351.8
Inventories, net is stated at the lower of cost or net realizable value.

6.    Property, plant and equipment, net
Property, plant and equipment, net consisted of the following:

	June 30, 2023 (1)	December 31, 2022
Land and improvements	$30.0	$54.9
Buildings, building improvements and leasehold improvements	226.4	327.9
Furniture and equipment	412.3	567.5
Software	64.7	65.6
Construction-in-progress	53.5	185.5
Property, plant and equipment, gross	$786.9	$1,201.4
Less: Accumulated depreciation & amortization	(391.4)	(383.8)
Total property, plant and equipment, net	$395.5	$817.6

(1) During the three months ended June 30, 2023, the Company recorded a non-cash impairment charge of $306.7 million related to certain CDMO long-lived assets. See Note 4, "Restructuring and impairment charges" for more details regarding the impairment charge.

As of June 30, 2023, construction-in-progress primarily included costs incurred to advance the Company's MCM Product capabilities. As of December 31, 2022, construction-in-progress primarily included costs incurred due to construction to advance the Company's CDMO capabilities.
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
7.    Intangible assets and goodwill
The Company's intangible assets consist of products acquired via business combinations or asset acquisitions. The following table summarizes the Company's Intangible assets, net:

	Weighted Average Useful Life in Years	June 30, 2023			December 31, 2022
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount (1)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Products	13.6	$849.1	$256.3	$592.8	$982.1	$253.3	$728.8
Customer relationships	0.0	28.6	28.6	—	28.6	28.6	—
CDMO	0.0	5.5	5.5	—	5.5	5.5	—
Total intangible assets		$883.2	$290.4	$592.8	$1,016.2	$287.4	$728.8

(1) During the six months ended June 30, 2023, the Company sold $102.9 million of intangible assets, net as part of the sale of its travel health business to Bavarian Nordic. See Note 3, "Divestiture" for more information on the sale of the business.

Amortization expense associated with the Company's intangible assets was recorded as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Amortization expense	$16.1	$14.0	$33.1	$28.0

The table below summarizes the changes in the carrying amount of goodwill by reportable segment:

	Products (1)	Services (2)	Total
Balance at December 31, 2022	$218.2	$—	$218.2
Balance at June 30, 2023	$218.2	$—	$218.2

(1) Amounts for the Company's Products segment include gross carrying values of $259.9 million as of June 30, 2023 and December 31, 2022 and accumulated impairment losses of $41.7 million.

(2) Amounts for the Company's Services segment include gross carrying values of $6.7 million as of June 30, 2023 and December 31, 2022, and accumulated impairment losses of $6.7 million.
The Company has $218.2 million of total goodwill which is attributable to its Products segment. Quantitative impairment assessments performed during the quarter ended June 30, 2023 indicated that the fair value of the reporting unit was approximately 14% in excess over its carrying value as of the assessment date. There is the risk of future impairments in our reporting unit as any further deterioration in their performance compared to forecast, changes in order volumes or delivery schedules for major customers, decline in our stock price, as well as any changes in economic forecasts and expected recovery in the biopharmaceutical industry, may require the Company to complete additional impairment tests in future quarters and could result in a reporting unit’s fair value falling below carrying value in subsequent quarters. In the event the Company experiences factors that it believes indicate a decline in fair value, including negative changes to long-term growth rates or if discount rates increase, we may be required to record impairments of goodwill and other identified intangible assets. Further, if the composition of the Company’s reporting units' assets and liabilities were to change and result in an increase in a reporting unit’s carrying value, it could lead to additional impairment testing and further impairment losses.
8.    Fair value measurements
The table below presents information about the Company's assets and liabilities that are regularly measured and carried at fair value and indicates the level within the fair value hierarchy of the valuation techniques the Company utilized to determine fair value:

	June 30, 2023				December 31, 2022
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Money market accounts	$20.1	$20.1	$—	$—	$320.8	$320.8	$—	$—
Time deposits	—	—	—	—	170.7	—	170.7	—
Derivative instruments	—	—	—	—	8.5	—	8.5	—
Total	$20.1	$20.1	$—	$—	$500.0	$320.8	$179.2	$—
Liabilities:
Contingent consideration	$7.4	$—	$—	$7.4	$6.8	$—	$—	$6.8
Total	$7.4	$—	$—	$7.4	$6.8	$—	$—	$6.8
Contingent consideration
Contingent consideration payments in an asset acquisition not required to be accounted for as derivatives are recognized when the contingency is resolved, and the consideration is paid or becomes payable. Contingent consideration liabilities associated with business combinations are measured at fair value. These liabilities represent an obligation of the Company to transfer additional assets to the selling shareholders and owners if future events occur or conditions are met. These liabilities associated with business combinations are measured at fair value at inception and at each subsequent reporting date. The changes in the fair value are primarily due to the expected amount and timing of future net sales, which are inputs that have no observable market. Any changes in fair value for the contingent consideration liabilities related to the Company’s products are classified in the Company's statement of operations as "Cost of product sales."

The table below is a reconciliation of the beginning and ending balance of the Company's contingent consideration liability:

Contingent Consideration
Balance at December 31, 2022	$6.8
Change in fair value	1.5
Settlements	(0.7)
Balance at March 31, 2023	7.6
Change in fair value	0.4
Settlements	(0.6)
Balance at June 30, 2023	$7.4
As of June 30, 2023 and December 31, 2022, the current portion of the contingent consideration liability was $3.6 million and $3.1 million, respectively, and was included in "Other current liabilities" on the Condensed Consolidated Balance Sheets. The non-current portion of the contingent consideration liability is included in "Other liabilities" on the Condensed Consolidated Balance Sheets.
The recurring Level 3 fair value measurement for the Company's contingent consideration liability include the following significant unobservable inputs:

Contingent Consideration Liability	Fair Value as of June 30, 2023	Valuation Technique	Unobservable Input	Range
Royalty based	$7.4 million	Discounted cash flow	Discount rate	9.7%
			Probability of payment	0% - 75%
			Projected year of payment	2023 - 2028
Derivative instruments
Refer to Note 9, "Derivative instruments and hedging activities" for more information about the Company's derivative instruments.
Non-variable rate debt
As of June 30, 2023 and December 31, 2022, the fair value of the Company's 3.875% Senior Unsecured Notes was $252.9 million and $225.1 million, respectively. The fair value was determined through market sources, which are Level 2 inputs and directly observable. The carrying amounts of the Company’s other long-term variable interest rate debt arrangements approximate their fair values (see Note 10, "Debt").
9.    Derivative instruments and hedging activities
Risk management objective of using derivatives
The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity and credit risk primarily by managing the amount, sources and duration of its assets and liabilities and the use of derivative financial instruments. From time to time, the Company enters into interest rate swap transactions to manage exposures that arise from payments of variable interest rate debt associated with the Company's senior secured credit agreements. The objective and strategy with respect to these interest rate swaps is to protect the Company against adverse fluctuations in interest rates.
During the quarter ended June 30, 2023, the Company terminated its designated interest rate swap transactions with a total notional value of $350.0 million. Hedge accounting was also discontinued at that time. As of June 30, 2023, the remaining accumulated other comprehensive income associated with the terminated interest rate swaps, before tax, was $3.5 million and will be amortized to earnings over the remaining term of the interest rate swaps prior to termination.

The table below presents the fair value of the Company’s derivative financial instruments designated as hedges as well as their classification on the Condensed Consolidated Balance Sheets:

		Fair Value of Asset Derivatives
	Classification	June 30, 2023	December 31, 2022
Interest Rate Swaps	Other Current Assets	$—	$8.5
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
The following table summarizes the amount of gains or losses reclassified from "Accumulated other comprehensive income (loss), net" into "Interest expense" on the Condensed Consolidated Statement of Operations during the three and six months ended June 30, 2023 and 2022:

	Classification	Three Months Ended June 30,		Six Months Ended June 30,
		2023	2022	2023	2022
Interest rate swaps gain (loss)	Interest expense	$2.9	$(0.9)	$5.3	$(2.3)
10.    Debt
The table below presents the components of the Company’s debt:

	June 30, 2023	December 31, 2022
Senior secured credit agreement - Term loan due 2025	$206.1	$362.8
Senior secured credit agreement - Revolver loan due 2025	250.2	598.0
3.875% Senior Unsecured Notes due 2028	450.0	450.0
Other	3.0	3.0
Total debt	$909.3	$1,413.8
Less: Unamortized debt issuance costs (1)	(6.1)	(8.0)
Less: Current portion of long-term debt, net	(455.2)	(957.3)
Non-current portion of debt, net	$448.0	$448.5

(1) As of June 30, 2023, excludes the unamortized debt issuance costs related to the revolver loan which are included within "Other current assets" on the accompanying Condensed Consolidated Balance Sheet.

During the quarter ended June 30, 2023, the Company reclassified the debt issuance costs associated with the revolver loan to "Other current assets." Prior to the second quarter of 2023, the debt issuance costs associated with the revolver loan were classified as a direct offset to the carrying value of the debt within "Other current liabilities." As of June 30, 2023 and December 31, 2022, the Company had $13.5 million and $1.3 million of debt issuance costs associated with the revolver loan, respectively.

3.875% Senior Unsecured Notes due 2028
On August 7, 2020, the Company completed its offering of $450.0 million aggregate principal amount of 3.875% Senior Unsecured Notes due 2028 (the "2028 Notes") of which the majority of the net proceeds were used to pay down the Revolving Credit Facility. Interest on the 2028 Notes is payable on February 15th and August 15th of each year until maturity, beginning on February 15, 2021. The 2028 Notes will mature on August 15, 2028.
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
Senior Secured Credit Facilities
On May 15, 2023, the Company entered into the Credit Agreement Amendment. The Credit Agreement Amendment amends the Existing Credit Agreement to, among other things, (a) extend the maturity date of the Senior Secured Credit Facilities from October 13, 2023 to May 15, 2025, (b) reduce the available commitments under the Revolving Credit Facility from $600.0 million to $300.0 million, (c) remove the Company's ability to incur incremental loans and (d) amend certain mandatory prepayment triggers, affirmative covenants, negative covenants and events of default thereunder. In connection with the Credit Agreement Amendment, the Company used the approximately $270.0 million of proceeds from the sale of its travel health business to Bavarian Nordic, which closed on May 15, 2023, together with approximately $217.2 million of cash on hand, to repay approximately $144.4 million in outstanding principal amount of loans under the Term Loan Facility and $342.8 million outstanding principal amount of loans under the Revolving Credit Facility.The Credit Agreement Amendment also requires that we make quarterly principal payments on the Term Loan Facility of approximately $3.9 million, which commenced on June 30, 2023 and will extend through March 31, 2025.
The Credit Agreement Amendment also (w) amends the consolidated debt service coverage ratio financial covenant to require the minimum level to be 2.25 to 1.00 for the fiscal quarters ending March 31, 2024, June 30, 2024, September 30, 2024 and December 31, 2024, and then 2.50 to 1.00 for each fiscal quarter ending thereafter, (x) amends the consolidated leverage ratio to require the maximum level to be 4.50 to 1.00 for the fiscal quarter ending March 31, 2024 and each fiscal quarter ending thereafter, (y) adds minimum Consolidated EBITDA requirements and maximum capital expenditure requirements for each of the months ending April 30, 2023 through February 29, 2024 and a minimum liquidity requirement as of the end of each calendar month and (z) requires the Company to increase its liquidity by April 30, 2024 by raising at least $75.0 million of equity or unsecured indebtedness.
In addition, the Credit Agreement Amendment replaces the interest rate benchmark such that borrowings under the Revolving Credit Facility and the outstanding principal amount of the Term Loan Facility shall bear interest at a rate per annum equal to (a) a rate based on SOFR, EURIBOR or CDOR plus a margin of 6.00% until March 31, 2024 and thereafter, a margin ranging from 2.75% to 4.00% depending on the Company’s consolidated leverage ratio, or (b) a base rate (which is the highest of the prime rate, the federal funds rate plus 0.50%, and a SOFR rate for an interest period of one month plus 1%) plus a margin of 5.00% until March 31, 2024 and thereafter, a margin ranging from 1.75% to 3.00% depending on the Company’s consolidated leverage ratio. In addition, the commitment fee the Company is required to pay in respect of the annual daily unused commitments under the Revolving Credit Facility shall be 0.15% to 0.40% per annum, depending on the Company’s consolidated leverage ratio.
Under the Credit Agreement Amendment, the Company and the other guarantors have also agreed to provide a lien over certain assets as additional collateral for the benefit of the lenders, including owned real property, equity interests of foreign subsidiaries and certain deposit accounts.

11.    Stock-based compensation and stockholders' equity
Stock-based compensation
During the six months ended June 30, 2023, the Company granted stock options to purchase 0.7 million shares of common stock, 1.4 million restricted stock units and 0.5 million performance stock units under the Emergent BioSolutions Inc. Stock Incentive Plan. Performance stock units are presented at the target payout percentage of 100% of target shares granted. Typically, the stock options and restricted stock unit grants vest over three equal annual installments beginning on the day prior to the anniversary of the grant date. The performance stock units settle in stock at the end of the three-year performance period based on the Company's results compared to the performance criteria. During the six months ended June 30, 2023, 0.6 million of stock options and 0.4 million shares of restricted stock units were forfeited prior to the completion of the applicable vesting requirements or expiration. Additionally, an immaterial amount of performance stock units were forfeited during the six months ended June 30, 2023, as the award targets or vesting requirements were not achieved.
Stock-based compensation expense, net of forfeitures was recorded in the following financial statement line items:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of product sales	$1.2	$1.9	$2.6	$3.6
Cost of CDMO	0.3	0.6	0.6	1.0
R&D	0.4	1.5	1.1	2.6
Selling, general and administrative	6.4	8.3	10.8	15.0
Total stock-based compensation expense	$8.3	$12.3	$15.1	$22.2
2021 Share Repurchase Program
On November 11, 2021, the Company announced that its Board of Directors authorized a stock repurchase program of up to an aggregate of $250.0 million of Common Stock (the "Share Repurchase Program"), of which $187.9 million was utilized to purchase approximately 4.4 million shares. The Share Repurchase Program expired on November 11, 2022. During the three and six months ended June 30, 2022, the Company utilized $23.3 million and $75.5 million to purchase approximately 0.7 million and 1.8 million shares, respectively. The Share Repurchase Program did not obligate the Company to acquire any specific number of shares. Repurchased shares are available for use in connection with the Company's stock plans and for other corporate purposes.
At-the-Market Equity Offering Facility
We may, from time to time, sell up to $150.0 million aggregate gross sales price of shares of our common stock through Evercore Group L.L.C. and RBC Capital Markets, LLC, as sales agents, under an “at-the-market” equity offering program (the “ATM Program”) that we entered into on May 18, 2023. During the three months ended June 30, 2023, we sold 1.1 million shares of our common stock under the ATM Program for gross proceeds of $9.1 million, representing an average price of $8.22 per share. As of June 30, 2023, $140.9 million aggregate gross sales price of shares of our common stock remains available for issuance under the ATM Program. We intend to use proceeds obtained from the sale of shares under the ATM Program for general corporate purposes.

Accumulated other comprehensive income (loss), net of tax
The following table includes changes in accumulated other comprehensive income (loss), net of tax by component:

	Defined Benefit Pension Plan	Derivative Instruments	Foreign Currency Translation Adjustments	Total

Balance at December 31, 2022	$3.5	$6.2	$(6.6)	$3.1
Other comprehensive income (loss) before reclassifications	—	(4.4)	(0.1)	(4.5)
Amounts reclassified from accumulated other comprehensive income (loss)	—	2.4	—	2.4
Net current period other comprehensive income (loss)	—	(2.0)	(0.1)	(2.1)
Balance at March 31, 2023	$3.5	$4.2	$(6.7)	$1.0
Other comprehensive income (loss) before reclassifications	—	1.2	2.6	3.8
Amounts reclassified from accumulated other comprehensive income (loss)	(3.5)	(2.9)	—	(6.4)
Net current period other comprehensive income (loss)	(3.5)	(1.7)	2.6	(2.6)
Balance at June 30, 2023	$—	$2.5	$(4.1)	$(1.6)

Balance at December 31, 2021	$(4.0)	$(4.5)	$(7.6)	$(16.1)
Other comprehensive income (loss) before reclassifications	—	4.9	0.5	5.4
Amounts reclassified from accumulated other comprehensive income (loss)	—	1.4	—	1.4
Net current period other comprehensive income (loss)	—	6.3	0.5	6.8
Balance at March 31, 2022	$(4.0)	$1.8	$(7.1)	$(9.3)
Other comprehensive income (loss) before reclassifications	—	1.9	0.4	2.3
Amounts reclassified from accumulated other comprehensive income (loss)	—	0.9	—	0.9
Net current period other comprehensive income (loss)	—	2.8	0.4	3.2
Balance at June 30, 2022	$(4.0)	$4.6	$(6.7)	$(6.1)
The tables below present the tax effects related to each component of other comprehensive income (loss):

	Three Months Ended June 30,
	2023			2022
	Pretax	Tax Expense	Net of tax	Pretax	Tax Expense	Net of tax
Defined benefit pension plan	$(4.1)	$0.6	$(3.5)	$—	$—	$—
Derivative instruments	(2.4)	0.7	(1.7)	3.8	(1.0)	2.8
Foreign currency translation adjustments	2.1	0.5	2.6	1.3	(0.9)	0.4
Total adjustments	$(4.4)	$1.8	$(2.6)	$5.1	$(1.9)	$3.2

	Six Months Ended June 30,
	2023			2022
	Pretax	Tax Expense	Net of tax	Pretax	Tax Expense	Net of tax
Defined benefit pension plan	$(4.1)	$0.6	$(3.5)	$—	$—	$—
Derivative instruments	(5.0)	1.3	(3.7)	12.4	(3.3)	9.1
Foreign currency translation adjustments	2.0	0.5	2.5	2.0	(1.1)	0.9
Total adjustments	$(7.1)	$2.4	$(4.7)	$14.4	$(4.4)	$10.0

12.    Loss per common share
Basic loss per common share is calculated using the treasury method by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per common share adjusts basic loss per common share for the effects of potentially dilutive common shares and is calculated using the treasury stock method. Potentially dilutive common shares include the dilutive effect of shares issuable under our equity compensation plans, including stock options, restricted stock units and performance stock units. Diluted loss per share excludes anti-dilutive securities, which represent the number of potential common shares related to shares issuable under our equity compensation plan that were excluded from diluted loss per common share because their effect would have been antidilutive.
The following table presents the calculation of basic and diluted loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(261.3)	$(56.4)	$(444.3)	$(60.1)
Denominator:
Weighted-average number of shares outstanding-basic	50.7	50.0	50.5	50.3
Weighted-average number of shares outstanding-diluted	50.7	50.0	50.5	50.3
Net loss per common share - basic	$(5.15)	$(1.13)	$(8.80)	$(1.19)
Net loss per common share - diluted	$(5.15)	$(1.13)	$(8.80)	$(1.19)
Anti-dilutive securities	3.6	1.8	3.4	3.0
13. Revenue recognition
The Company operates as two operating segments (see Note 17, "Segment information"). The Company's revenues disaggregated by the major sources were as follows:

	Three Months Ended June 30, 2023			Three Months Ended June 30, 2022
	USG	Non-USG	Total	USG	Non-USG	Total
Product sales, net	$150.5	$151.7	$302.2	$118.2	$119.0	$237.2
CDMO:
Services	—	26.4	26.4	—	2.7	2.7
Leases	—	2.7	2.7	—	(4.5)	(4.5)
Total CDMO	$—	$29.1	$29.1	$—	$(1.8)	$(1.8)
Contracts and grants	4.6	2.0	6.6	6.2	1.1	7.3
Total revenues	$155.1	$182.8	$337.9	$124.4	$118.3	$242.7

	Six Months Ended June 30, 2023			Six Months Ended June 30, 2022
	USG	Non-USG	Total	USG	Non-USG	Total
Product sales, net	$176.6	$269.0	$445.6	$221.6	$252.7	$474.3
CDMO:
Services	—	39.8	39.8	—	54.5	54.5
Leases	—	4.5	4.5	—	4.5	4.5
Total CDMO	$—	$44.3	$44.3	$—	$59.0	$59.0
Contracts and grants	9.5	3.6	13.1	15.3	1.6	16.9
Total revenues	$186.1	$316.9	$503.0	$236.9	$313.3	$550.2

Termination of manufacturing services agreement with Janssen Pharmaceuticals, Inc.
On July 2, 2020, the Company, through its wholly owned subsidiary, Emergent Manufacturing Operations Baltimore, LLC, entered into the Agreement with Janssen, one of the Janssen Pharmaceutical Companies of Johnson & Johnson, for large-scale drug substance manufacturing of Johnson & Johnson’s investigational SARS-CoV-2 vaccine, Ad26.COV2-S, recombinant based on the AdVac technology (the “Product”).
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
During the three months ended June 30, 2023, there were no impacts on previously recognized revenue or depreciation related to the conclusion of the Agreement. As of June 30, 2023, the Company has no billed or unbilled net accounts receivable related to the Agreement.
Beginning in the fourth quarter of 2022, because the arbitration process is expected to extend longer than one year, the Company reclassified amounts related to the Janssen Agreement from "Inventories, net" and from "Prepaid expenses and other current assets" to "Other assets", resulting in $152.7 million in long-term assets related to the Janssen Agreement on the Condensed Consolidated Balance Sheet as of December 31, 2022. The long-term asset balance within "Other Assets" related to the Agreement as of June 30, 2023 was $154.0 million. These assets include termination penalties, certain inventory related items and raw materials inventory representing materials purchased for the Agreement which Janssen has not reimbursed. The Company evaluated the net realizable value of the inventory as of June 30, 2023, concluding that because the Agreement specifies the Company is entitled to, among other things, reimbursement of raw materials and non-cancelable orders in the event of a contract termination for any reason, the Company is entitled to payment from Janssen for these raw materials. Additionally, the Company has $5.2 million of non-cancelable orders as of June 30, 2023 which have not been received and Janssen has not reimbursed.
CDMO operating leases
Certain multi-year CDMO service arrangements with commercial customers include operating leases whereby the customer has the right to direct the use of and obtain substantially all of the economic benefits of specific manufacturing suites operated by the Company. The associated revenue is recognized on a straight-line basis over the term of the lease. The weighted average remaining term on the Company's operating lease components approximates 3.2 years. The Company utilizes a cost-plus model to determine the stand-alone selling price of the lease component to allocate contract consideration between the lease and non-lease components. Excluding future amounts related to the Agreement as discussed above, the Company estimates future operating lease revenues to be $0.6 million in the remainder of 2023, $0.9 million in 2024, $0.9 million in 2025, $0.9 million in 2026, $0.9 million in 2027 and $0.9 million in years beyond 2027.

Transaction price allocated to remaining performance obligations
As of June 30, 2023, the Company has future contract value on unsatisfied performance obligations of approximately $452.0 million associated with all arrangements entered into by the Company. The Company expects to recognize $443.2 million of unsatisfied performance obligations within the next 24 months. The amount and timing of revenue recognition for unsatisfied performance obligations can change. The future revenues associated with unsatisfied performance obligations exclude the value of unexercised option periods in the Company’s revenue arrangements. Often the timing of manufacturing activities changes based on customer needs and resource availability. Government funding appropriations can impact the timing of product deliveries. The success of the Company's development activities that receive development funding support from the USG under development contracts can also impact the timing of revenue recognition.
Contract assets
The Company considers accounts receivable and deferred costs associated with revenue generating contracts, which are not included in inventory or property, plant and equipment and that the Company does not currently have a contractual right to bill, to be contract assets. As of June 30, 2023 and December 31, 2022, the Company had $30.3 million and $34.8 million, respectively, of contract assets recorded within "Accounts receivable, net" on the Condensed Consolidated Balance Sheets.
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

Contract Liabilities
Balance at December 31, 2022	$31.7
Balance at June 30, 2023	$19.3
Revenue recognized in the period from amounts included in contract liability at the beginning of the period:	$(6.8)
As of June 30, 2023 and December 31, 2022, the current portion of contract liabilities was $14.3 million and $26.4 million, respectively, and was included in "Other current liabilities" on the Condensed Consolidated Balance Sheets.
Accounts receivable and allowance for expected credit losses
Accounts receivable, including unbilled accounts receivable contract assets, consist of the following:

	June 30, 2023	December 31, 2022
Accounts receivable:
Billed	$238.5	$102.7
Unbilled	51.8	56.4
Allowance for expected credit losses	(0.2)	(0.7)
Accounts receivable, net	$290.1	$158.4
We maintain an allowance for expected credit losses, which represents the estimated aggregate amount of credit risk arising from the inability or unwillingness of specific customers to pay our fees or disputes that may affect our ability to fully collect our billed accounts receivable. We estimate the current-period provision for expected credit losses on a specific identification basis and we consider factors such as the age of the receivables balance, knowledge of the specific customers' circumstances and historical collection experience for similar customers. Accounts receivable, net of the allowance for expected credit losses, represents the amount we expect to collect. Our actual experience may vary from our estimates. At each reporting date, we adjust the allowance for expected credit losses to reflect our current estimate.

14.    Leases
The Company is the lessee for operating leases for offices, R&D facilities and manufacturing facilities. The Company determines if an arrangement is a lease at inception. Operating leases are included in right-of-use assets and liabilities. For a discussion of lessor activities, see Note 13, "Revenue recognition."
The components of lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease cost:
Amortization of right-of-use assets	$0.9	$1.4	$2.0	$2.8
Interest on lease liabilities	0.2	0.3	0.4	0.6
Total operating lease cost	$1.1	$1.7	$2.4	$3.4
Operating lease costs are reflected as components of cost of product sales, cost of contract development and manufacturing, R&D expense and selling, general and administrative expense.
Supplemental balance sheet information related to lessee activities is as follows:

Leases	Classification	June 30, 2023	December 31, 2022
Operating lease right-of-use assets	Other assets	$15.7	$19.4

Operating lease liabilities, current portion	Other current liabilities	$3.6	$5.8
Operating lease liabilities	Other liabilities	13.1	14.8
Total operating lease liabilities		$16.7	$20.6

Operating leases:
Weighted average remaining lease term (years)		6.3	5.9
Weighted average discount rate		4.5%	4.1%
15.    Income taxes
The estimated effective annual tax rate for the years ended December 31, 2023 and 2022, excluding the impact of discrete adjustments, was (8)% and 29%, respectively. The decrease in the estimated effective annual tax rate is primarily due to a valuation allowance charge. The Company recorded a discrete tax expense of $0.0 million and $0.0 million for the three and six months ended June 30, 2023, respectively, and $0.2 million and $0.6 million for the three and six months ended June 30, 2022, respectively. The discrete tax expense in 2023 was due to share-based compensation activity which was entirely offset by a valuation allowance charge. The discrete expense in 2022 was primarily due to share-based compensation activity offset by return to provision adjustments.
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
In 2022, the Company determined that it was more likely than not that certain deferred tax assets would not be realized due to reductions in estimates of future profitability and disclosure related to substantial doubt about the Company's ability to continue as a going concern. Accordingly, the Company recorded an additional valuation allowance charge of $127.5 million in calculating the estimated annual tax rate for the year ended December 31, 2023.

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
On June 29, 2021, Lincolnshire Police Pension Fund (“Lincolnshire”), and on August 16, 2021, Pooja Sayal, filed putative shareholder derivative lawsuits in the United States District Court for the District of Maryland on behalf of the Company against certain of the Company's current and former officers and directors for breach of fiduciary duties, waste of corporate assets, and unjust enrichment, each allegation related to the CDMO Manufacturing Capabilities. In addition to monetary damages, the complaints seek the implementation of multiple corporate governance and internal policy changes. On November 16, 2021, the cases were consolidated under the caption In re Emergent BioSolutions Inc. Stockholder Derivative Litigation, Master Case No. 8:21-cv-01595-PWG. On January 3, 2022, the Lincolnshire complaint was designated as the operative complaint in the consolidated action. On April 13, 2022 the Court approved the parties' joint stipulation to and stay of the proceedings and discovery until the close of fact discovery in the Federal Securities Class Action. The defendants believe that the allegations in the complaints are without merit and intend to defend the matter vigorously.
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
17.    Segment information
The Company reports segment information based on the internal reporting used by management for making decisions and assessing performance. We manage our business with a focus on two reportable segments. Our Products segment, which includes the Anthrax - MCM products, NARCAN products, Smallpox - MCM products and Other products, and our Services segment consisting of our CDMO services. The Company evaluates the performance of these reportable segments based on revenue and Adjusted Gross Margin, which is a non-GAAP financial measure. Segment revenue includes external customer sales, but it does not include inter-segment services. The Company defines Adjusted Gross Margin as segment revenue less segment cost of sales reduced for significant restructuring events, inventory step-up provisions and changes in fair value of contingent consideration. The Company does not allocate research and development, selling, general and administrative costs, amortization of intangibles assets, interest and other income (expense) or taxes to operating segments in the management reporting reviewed by the chief operating decision maker ("CODM"). The accounting policies for segment reporting are the same as for the Company as a whole.
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

The following table includes segment revenues and a reconciliation of the Company's segment adjusted gross margin to the consolidated statement of operations for each of the Company's reporting segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Products	$302.2	$237.2	$445.6	$474.3
Services	29.1	(1.8)	44.3	59.0
Total segment revenues	331.3	235.4	489.9	533.3
Contracts and grants revenues	6.6	7.3	13.1	16.9
Total revenues	$337.9	$242.7	$503.0	$550.2

Less: Cost of sales:
Cost of Products	$134.9	$91.0	$237.8	171.3
Cost of Services	55.7	78.8	107.9	154.4
Total cost of sales	$190.6	$169.8	$345.7	$325.7

Products gross margin	$167.3	$146.2	$207.8	$303.0
Services gross margin	$(26.6)	$(80.6)	$(63.6)	$(95.4)
Consolidated gross margin(1)	$140.7	$65.6	$144.2	$207.6

Adjustments to gross margin:
Products:
Changes in fair value of contingent consideration	$0.4	$1.3	$1.9	$1.8
Restructuring costs	—	—	2.0	—
Inventory step-up provision	1.9	—	1.9	—

Products adjusted gross margin	$169.6	$147.5	$213.6	$304.8
Services adjusted gross margin	$(26.6)	$(80.6)	$(63.6)	$(95.4)
Consolidated adjusted gross margin(2)	$143.0	$66.9	$150.0	$209.4

Other reconciling items:
Contracts and grants revenue	$6.6	$7.3	$13.1	$16.9
Adjustments to gross margin	(2.3)	(1.3)	(5.8)	(1.8)
Impairment of long-lived assets	(306.7)	—	(306.7)	—
Research and development	(26.0)	(49.8)	(66.6)	(96.2)
Selling, general and administrative	(91.4)	(81.1)	(191.9)	(165.9)
Amortization of intangible assets	(16.1)	(14.0)	(33.1)	(28.0)
Interest expense	(28.6)	(7.8)	(46.5)	(16.0)
Gain on sale of business	74.9	—	74.9	—
Other, net	(3.6)	(3.0)	1.3	(5.0)
Loss before income taxes	$(250.2)	$(82.8)	$(411.3)	$(86.6)

(1) Total segment revenues less total cost of sales.
(2) Consolidated gross margin plus adjustments to gross margin.

The following table includes depreciation expense for each segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Depreciation:
Products	$7.5	$6.7	$15.5	$14.1
Services	8.4	20.8	16.3	28.6
Other	0.9	1.0	2.6	2.4
Total	$16.8	$28.5	$34.4	$45.1
18. Subsequent events
FDA Approval of CYFENDUS
On July 20, 2023, the FDA approved CYFENDUS™ for post-exposure prophylaxis of disease following suspected or confirmed exposure to Bacillus anthracis in persons 18 through 65 years of age when administered in conjunction with recommended antibacterial drugs. In December 2018, CYFENDUS vaccine was the subject of a pre-emergency use authorization package submitted to the FDA. The following year, the USG began procuring this product for national preparedness efforts.
Ebanga Procurement Contract
On July 31, 2023, the Company was awarded a 10-year contract by the Biomedical Advanced Research and Development Authority ("BARDA") for advanced development, manufacturing scale-up, and procurement of EbangaTM treatment for Ebola. The contract consists of a base period of performance with two option periods valued at approximately $121 million, and five option periods for procurement of EbangaTM over five years valued at up to $583 million. If all option periods are exercised, the total contract value will be valued at up to approximately $704 million.
Emergent is responsible for the manufacturing, sale and distribution of EbangaTM in the U.S. and Canada pursuant to a collaboration agreement with Ridgeback, the developer of the treatment.
Additionally, Emergent will pay Ridgeback $6.3 million in contingent consideration as a result of the award of the BARDA contract payable in the third quarter of 2023. In addition, the Company could owe up to $50.4 million in contingent consideration to Ridgeback if activities under the awarded contract have not ceased by June 1, 2026.
August 2023 Organizational Restructuring Plan
On August 8, 2023, The Company announced an organizational restructuring plan (the “August 2023 Plan”) intended to strengthen its core business and financial position by reducing investment in and de-emphasizing focus on its CDMO services business for future growth. The August 2023 Plan includes a reduction of the Company’s current workforce by approximately 400 employees. Decisions regarding the elimination of positions are subject to local law and consultation requirements in certain countries, as well as the Company’s business needs.
The Company estimates that it will incur approximately $19.0 million to $21.0 million in charges in connection with the August 2023 Plan, which it expects to incur in the third quarter of fiscal 2023. These charges consist primarily of cash charges related to severance (base bonus), transition services, and estimated benefits cost.
The estimates of the charges and expenditures that the Company expects to incur in connection with the August 2023 Plan, and the timing thereof, are subject to a number of assumptions, including local law requirements in various jurisdictions, and actual amounts may differ materially from estimates. In addition, the Company may incur other charges or cash expenditures not currently contemplated due to unanticipated events that may occur, including in connection with the implementation of the August 2023 Plan.

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
We are currently focused on the following four PHT categories: chemical, biological, radiological, nuclear and explosives ("CBRNE"); emerging infectious diseases ("EID"); public health crises; and acute, emergency and community care. We have a product portfolio of 12 products that contribute a substantial portion of our revenue and are sold to government and commercial customers. Additionally, we have a development pipeline consisting of a diversified mix of both pre-clinical and clinical stage product candidates. Finally, we have a fully integrated portfolio of CDMO services. Our CDMO service offerings cover development services, drug substance manufacturing and drug product manufacturing and packaging.
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
•CYFENDUSTM (Anthrax vaccine adsorbed (AVA), adjuvanted), previously known as AV7909, which was recently approved by the FDA for post-exposure prophylaxis of disease following suspected or confirmed exposure to Bacillus anthracis in persons 18 through 65 years of age when administered in conjunction with recommended antibacterial drugs. CYFENDUSTM is procured by certain authorized government buyers for their use; and
•Raxibacumab injection, the first fully human monoclonal antibody therapeutic licensed by the FDA for the treatment and prophylaxis of inhalational anthrax.
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
Other Strategic Activities
January 2023 Organizational Restructuring Plan
In January 2023, the Company initiated an organizational restructuring plan (the “January 2023 Plan”) intended to reduce operating costs, improve operating margins, and continue advancing the Company’s ongoing commitment to profitable growth. As part of the January 2023 Plan, the Company eliminated approximately five percent of its total headcount. The Company incurred approximately $9.6 million in charges in connection with the January 2023 Plan during the six months ended June 30, 2023. These charges consist primarily of charges related to employee transition, severance payments and employee benefits. All activities related to the January 2023 Plan were substantially completed during the first quarter of 2023.
Sale of Travel Health Business to Bavarian Nordic
On May 15, 2023, pursuant to the Purchase and Sale Agreement (the "Purchase and Sale Agreement"), by and between the Company, through its wholly owned subsidiaries Emergent International Inc. and Emergent Travel Health Inc., and Bavarian Nordic, the Company completed the previously announced sale of the Company's travel health business, including rights to Vivotif®, the licensed typhoid vaccine; Vaxchora®, the licensed cholera vaccine; the development-stage chikungunya vaccine candidate CHIKV VLP; the Company’s manufacturing site in Bern, Switzerland; and certain of its development facilities in San Diego, California.

At the closing, Bavarian Nordic paid a cash purchase price of $270.0 million, exclusive of customary closing adjustments for cash, indebtedness, working capital and transaction expenses of the business at closing. Bavarian Nordic may also be required to pay milestone payments of up to $80.0 million related to the development of CHIKV VLP and receipt of marketing approval and authorization in the U.S. and Europe, and earn-out payments of up to $30.0 million based on aggregate net sales of Vaxchora and Vivotif in calendar year 2026.
As a result of the divestiture, the Company recognized a pre-tax gain of $74.9 million during the quarter, net of transaction costs of $4.0 million, which was recorded within "Gain on sale of business" on the Condensed Consolidated Statements of Operations.
FDA Approval of CYFENDUS
On July 20, 2023, the FDA approved CYFENDUS™ for post-exposure prophylaxis of disease following suspected or confirmed exposure to Bacillus anthracis in persons 18 through 65 years of age when administered in conjunction with recommended antibacterial drugs. In December 2018, CYFENDUS vaccine was the subject of a pre-emergency use authorization package submitted to the FDA. The following year, the USG began procuring this product for national preparedness efforts.
Ebanga Procurement Contract
On July 31, 2023, the Company was awarded a 10-year contract by the Biomedical Advanced Research and Development Authority ("BARDA") for advanced development, manufacturing scale-up, and procurement of EbangaTM treatment for Ebola. The contract consists of a base period of performance with two option periods valued at approximately $121 million, and five option periods for procurement of EbangaTM over five years valued at up to $583 million. If all option periods are exercised, the total contract value will be valued at up to approximately $704 million.
Emergent is responsible for the manufacturing, sale, and distribution of EbangaTM in the U.S. and Canada pursuant to a collaboration agreement with Ridgeback, the developer of the treatment.
Additionally, Emergent will pay Ridgeback $6.3 million in contingent consideration as a result of the award of the BARDA contract payable in the third quarter of 2023. In addition, the Company could owe up to $50.4 million in contingent consideration to Ridgeback if activities under the awarded contract have not ceased by June 1, 2026.
Impairment of long-lived assets
The Company tests its long-lived assets that are held and used for recoverability whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. During the preparation of our financial statements for the three months ended June 30, 2023, due to deterioration in performance and resulting downward revisions to our internal CDMO forecast made during the second quarter, including future expected cash flows, the Company determined there were sufficient indicators of impairment on certain asset groups within the CDMO reporting unit to require an impairment analysis. As a result, the Company performed recoverability tests on certain asset groups within the CDMO reporting unit and concluded that the impacted asset groups were not recoverable as the undiscounted expected cash flows did not exceed their carrying values.
Asset groups are written down only to the extent that their carrying value is higher than their respective fair value. The Company, with the assistance of a third-party valuation firm, applied valuation methods to estimate the fair values for each of the assets within the different asset classes. An orderly liquidation value was applied to estimate the fair value of the personal property assets and market and cost based approaches were applied to estimate the fair value of the real property assets, each representing Level 3 non-recurring fair value measurements. Based on this analysis, the Company allocated and recognized a non-cash impairment charge of $306.7 million during the three months ended June 30, 2023.
August 2023 Organizational Restructuring Plan
On August 8, 2023, The Company announced an organizational restructuring plan (the “August 2023 Plan”) intended to strengthen its core business and financial position by reducing investment in and de-emphasizing focus on its CDMO services business for future growth. The August 2023 Plan includes a reduction of the Company’s current workforce by approximately 400 employees. Decisions regarding the elimination of positions are subject to local law and consultation requirements in certain countries, as well as the Company’s business needs.
The Company estimates that it will incur approximately $19.0 million to $21.0 million in charges in connection with the August 2023 Plan, which it expects to incur in the third quarter of fiscal 2023. These charges consist primarily of cash charges related to severance (base bonus), transition services, and estimated benefits cost.

The estimates of the charges and expenditures that the Company expects to incur in connection with the August 2023 Plan, and the timing thereof, are subject to a number of assumptions, including local law requirements in various jurisdictions, and actual amounts may differ materially from estimates. In addition, the Company may incur other charges or cash expenditures not currently contemplated due to unanticipated events that may occur, including in connection with the implementation of the August 2023 Plan.
FINANCIAL OPERATIONS OVERVIEW
Revenues
We generate product revenues from the sale of our marketed products and procured product candidates. The U.S. Government ("USG") is the largest purchaser of our Government - MCM products and primarily purchases our products for the Strategic National Stockpile ("SNS"), a national repository of medical countermeasures including critical antibiotics, vaccines, chemical antidotes, antitoxins, and other critical medical supplies. The USG primarily purchases our products under long-term, firm fixed-price procurement contracts, generally with annual options. Our opioid overdose treatment product, NARCAN® Nasal Spray, is sold commercially through wholesalers and distributors, physician-directed or standing order prescriptions at retail pharmacies and to state and local community healthcare agencies, practitioners and hospitals.
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

RESULTS OF OPERATIONS

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions, except %)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Revenues
Product sales, net:
Anthrax MCM	$21.2	$95.8	$(74.6)	(78)%	$43.1	$205.2	$(162.1)	(79)%
NARCAN	133.9	101.6	32.3	32%	234.3	194.6	39.7	20%
Smallpox MCM	123.9	16.0	107.9	NM	131.1	39.4	91.7	NM
Other Products sales	23.2	23.8	(0.6)	(3)%	37.1	35.1	2.0	6%
Total product sales, net	302.2	237.2	65.0	27%	445.6	474.3	(28.7)	(6)%
Contract development and manufacturing ("CDMO"):
Services	26.4	2.7	23.7	NM	39.8	54.5	(14.7)	(27)%
Leases	2.7	(4.5)	7.2	160%	4.5	4.5	—	—%
Total CDMO revenues	29.1	(1.8)	30.9	NM	44.3	59.0	(14.7)	(25)%
Contracts and grants	6.6	7.3	(0.7)	(10)%	13.1	16.9	(3.8)	(22)%
Total revenues	337.9	242.7	95.2	39%	503.0	550.2	(47.2)	(9)%

Operating expenses:
Cost of product sales	134.9	91.0	43.9	48%	237.8	171.3	66.5	39%
Cost of CDMO	55.7	78.8	(23.1)	(29%)	107.9	154.4	(46.5)	(30%)
Impairment of long-lived assets	306.7	—	306.7	NM	306.7	—	306.7	NM
Research and development	26.0	49.8	(23.8)	(48%)	66.6	96.2	(29.6)	(31%)
Selling, general and administrative	91.4	81.1	10.3	13%	191.9	165.9	26.0	16%
Amortization of intangible assets	16.1	14.0	2.1	15%	33.1	28.0	5.1	18%
Total operating expenses	630.8	314.7	316.1	100%	944.0	615.8	328.2	53%

Loss from operations	(292.9)	(72.0)	(220.9)	NM	(441.0)	(65.6)	(375.4)	NM

Other income (expense):
Interest expense	(28.6)	(7.8)	(20.8)	NM	(46.5)	(16.0)	(30.5)	191%
Gain on sale of business	74.9	—	74.9	NM	74.9	—	74.9	NM
Other, net	(3.6)	(3.0)	(0.6)	(20%)	1.3	(5.0)	6.3	(126%)
Total other income (expense), net	42.7	(10.8)	53.5	NM	29.7	(21.0)	50.7	NM

Loss before income taxes	(250.2)	(82.8)	(167.4)	NM	(411.3)	(86.6)	(324.7)	NM
Income tax provision (benefit)	11.1	(26.4)	37.5	(142%)	33.0	(26.5)	59.5	NM
Net loss	$(261.3)	$(56.4)	$(204.9)	NM	$(444.3)	$(60.1)	$(384.2)	NM

NM - Not meaningful

Three Months Ended June 30, 2023 Compared with Three Months Ended June 30, 2022
Revenues and gross margin
Total revenues increased $95.2 million, or 39%, to $337.9 million for the three months ended June 30, 2023. The increase was due to increases in Products revenue of $65.0 million and Services revenue of $30.9 million, partially offset by a decrease in Contracts and grants revenue of $0.7 million.
Consolidated gross margin increased $75.1 million, or 114%, to $140.7 million for the three months ended June 30, 2023. Consolidated gross margin percentage increased 15 percentage points to 42.5% for the three months ended June 30, 2023. These increases were due to increases in Products gross margin of $21.1 million and Services gross margin of $54.0 million. Consolidated gross margin percentage excludes contracts and grants revenues because the related costs are R&D expenses.
See "Segment Results" for an expanded discussion of revenues and gross profit margin.
Impairment of long-lived assets
The Company recorded a non-cash impairment charge of $306.7 million during the three months ended June 30, 2023 related to certain asset groups within our CDMO reporting unit. The asset groups were written down only to the extent their carrying value was higher than their respective fair values. The Company, with the assistance of a third-party valuation firm, applied valuation methods to estimate the fair values for each of the assets within the different asset classes to determine the amount of the impairment.
Prior to recording the impairment charge, the Company performed recoverability tests on the impacted asset groups within the CDMO reporting unit and concluded that the asset groups were not recoverable as the undiscounted expected cash flows did not exceed their carrying values. The indicators for the impairment were related to the deterioration in performance and resulting downward revisions to our internal CDMO forecasts, including future expected cash flows, that took place during the preparation of our financial statements for the three months ended June 30, 2023.
Unallocated corporate operating expenses
R&D expenses
R&D expenses decreased $23.8 million, or 48%, to $26.0 million for the three months ended June 30, 2023. The decrease was primarily due to the sale of our development program for CHIKV VLP to Bavarian Nordic, which was a significant contributor to prior period R&D expense.
Selling, general and administrative expenses
Selling, general and administrative expenses increased $10.3 million, or 13%, to $91.4 million for the three months ended June 30, 2023. The increase was primarily due to higher professional services fees related to general corporate initiatives, including organizational transformation consulting fees and legal remediation services fees. Selling, general and administrative costs as a percentage of total revenue decreased 6.4% to 27.0% for the three months ended June 30, 2023.
Amortization of intangible assets
Amortization of intangible assets increased $2.1 million, or 15%, to $16.1 million for the three months ended June 30, 2023. The increase was primarily due to amortization expense for intangible assets related to TEMBEXA, which was newly acquired in the third quarter of 2022 and did not factor into the prior period. The increase was partially offset by a decrease in amortization expense resulting from the intangibles sold with our travel health business to Bavarian Nordic.
Interest expense
Interest expense increased $20.8 million to $28.6 million for the three months ended June 30, 2023. The increase was primarily due to higher interest costs related to our syndicated borrowings and one-time debt service costs attributable to the negotiation of the Credit Agreement Amendment, partially offset by a decrease related to the termination of our interest rate swap hedging agreements.
Gain on sale of business
Gain on sale of business was $74.9 million for the three months ended June 30, 2023, which was attributable to the sale of our travel health business to Bavarian Nordic on May 15, 2023.

Other, net
Other, net increased $0.6 million to $3.6 million in expense for the three months ended June 30, 2023. The increase was primarily due to a decrease in interest income due to lower cash balances, partially offset by an increase from favorable foreign exchange revaluations.
Income tax provision (benefit)
Income tax provision increased $37.5 million to $11.1 million for the three months ended June 30, 2023. The increase was primarily due to a valuation allowance charge.
Six Months Ended June 30, 2023 Compared with Six Months Ended June 30, 2022
Revenues and gross margin
Total revenues decreased $47.2 million, or 9%, to $503.0 million for the six months ended June 30, 2023. The decrease was due to declines in Total product sales of $28.7 million, Services revenue of $14.7 million and contracts and grants revenue of $3.8 million.
Consolidated gross margin decreased $63.4 million, or 31%, to $144.2 million for the six months ended June 30, 2023. Consolidated gross margin percentage decreased 9 percentage points to 29.4% for the six months ended June 30, 2023. The decrease was due to a decrease in Products gross margin of $95.2 million, partially offset by an increase in Services gross margin of $31.8 million. Consolidated gross margin percentage excludes contracts and grants revenues because the related costs are R&D expenses.
See "Segment Results" for an expanded discussion of revenues and gross profit margin.
Impairment of long-lived assets
During the six months ended June 30, 2023, we recognized a non-cash impairment charge of $306.7 million. See the three months ended June 30, 2023 explanation above for more details related to the reason for the impairment charge.
Unallocated corporate operating expenses
R&D expenses
R&D expenses decreased $29.6 million, or 31%, to $66.6 million for the six months ended June 30, 2023. The decrease was primarily due to the sale of our development program for CHIKV VLP to Bavarian Nordic, which was a significant contributor to prior period R&D expense.
Selling, general and administrative expenses
Selling, general and administrative expenses increased $26.0 million, or 16%, to $191.9 million for the six months ended June 30, 2023. The increase was primarily due to higher professional services fees related to general corporate initiatives, including organizational transformation consulting fees and legal remediation services fees. Selling, general and administrative costs as a percentage of total revenue increased 8.0% to 38.2% for the six months ended June 30, 2023.
Amortization of intangible assets
Amortization of intangible assets increased $5.1 million, or 18%, to $33.1 million for the six months ended June 30, 2023. The increase was primarily due to amortization expense for intangible assets related to TEMBEXA, which was acquired in the third quarter of 2022 and did not factor into the prior period. The increase was partially offset by a decrease in amortization expense resulting from the intangibles sold with our travel health business to Bavarian Nordic.
Interest expense
Interest expense increased $30.5 million, or 191%, to $46.5 million for the six months ended June 30, 2023. The increase was primarily due to higher interest costs related to our syndicated borrowings and one-time debt service costs attributable to the negotiation of the Credit Agreement Amendment, partially offset by a decrease related to the termination of our interest rate swap hedging agreements.

Other, net
Other, net decreased $6.3 million to $1.3 million in income for the six months ended June 30, 2023. The decrease was primarily due to higher interest rates, partially offset by lower average cash balances during the period.
Gain on sale of business
Gain on sale of business was $74.9 million for the six months ended June 30, 2023, which was attributable to the sale of our travel health business to Bavarian Nordic on May 15, 2023.
Income tax provision (benefit)
Income tax provision increased $59.5 million to $33.0 million for the six months ended June 30, 2023. The increase was largely due to the decline in income before income taxes and a valuation allowance charge in the second quarter of 2023. The effective tax rate was (8)% for the six months ended June 30, 2023 as compared with 31% in 2022. The effective annual tax rate decreased largely due to a valuation charge.
SEGMENT RESULTS
PRODUCTS SEGMENT

	Products Segment
	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2023	2022	% Change	2023	2022	% Change
Revenues
Product sales, net	$302.2	$237.2	27%	$445.6	$474.3	(6%)

Cost of sales	$134.9	$91.0	48%	$237.8	$171.3	39%
Less: Changes in fair value of contingent consideration	0.4	1.3	(69%)	1.9	1.8	6%
Less: Restructuring costs	—	—	NM	2.0	—	NM
Less: Inventory step-up provision	1.9	—	NM	1.9	—	NM
Adjusted cost of sales (1)	$132.6	$89.7	48%	$232.0	$169.5	37%

Gross margin (2)	$167.3	$146.2	14%	$207.8	$303.0	(31%)
Gross margin % (2)	55%	62%		47%	64%

Adjusted gross margin (3)	$169.6	$147.5	15%	$213.6	$304.8	(30%)
Adjusted gross margin % (3)	56%	62%		48%	64%

(1) Adjusted cost of sales, which is a non-GAAP financial measure, is calculated as cost of sales less restructuring costs and other special items and non-cash items related to changes in fair value of contingent consideration and inventory step-up provision. The Company's management utilizes Adjusted cost of sales for purposes of evaluating our ongoing operations and for internal planning and forecasting purposes. We believe that this non-GAAP operating measure, when reviewed collectively with our GAAP financial information, provides useful supplementary information to investors in assessing our operating performance.

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

NM - Not meaningful

Three Months Ended June 30, 2023 Compared with Three Months Ended June 30, 2022
Anthrax MCM
Anthrax MCM sales decreased $74.6 million, or 78%, to $21.2 million for the three months ended June 30, 2023. The decrease reflects the impact of timing of sales related to CYFENDUS and BioThrax, partially offset by an increase in Anthrasil sales. Anthrax vaccine product sales are primarily made under annual purchase options exercised by the USG. Fluctuations in revenues result from the timing of the exercise of annual purchase options, the timing of USG purchases, the availability of governmental funding and Company delivery of orders that follow.
NARCAN
NARCAN sales increased $32.3 million, or 32%, to $133.9 million for the three months ended June 30, 2023. The increase was primarily driven by higher branded NARCAN sales to U.S. public interest channels and Canadian retail sales, partially offset by the cessation of authorized generic NARCAN sales related to the termination of the Company's relationship with Sandoz and a reduction in commercial retail sales in the U.S.
Smallpox MCM
Smallpox MCM sales increased $107.9 million to $123.9 million for the three months ended June 30, 2023. The increase was primarily due to the exercise and full delivery in the quarter of a $120 million option by the USG to purchase ACAM2000, under which we delivered the full amount, partially offset by lower VIG sales due to timing. Fluctuations in revenues result from the timing of the exercise of annual purchase options, the timing of USG purchases, the availability of governmental funding and Company delivery of orders that follow.
Other Products
Other Products sales decreased $0.6 million, or 3%, to $23.2 million for the three months ended June 30, 2023. The decrease was primarily due to lower BAT product sales, partially offset by higher RSDL sales, due to timing.
Cost of Sales and Gross Margin
Cost of product sales increased $43.9 million, or 48%, to $134.9 million for the three months ended June 30, 2023. The increase was primarily due to higher sales of ACAM2000 and NARCAN, partially offset by lower sales of CYFENDUS, coupled with higher allocations to product COGS at our Bayview facility and an increase in Trobigard inventory related costs.
Product gross margin increased $21.1 million, or 14%, to $167.3 million for the three months ended June 30, 2023. Product gross margin percentage decreased 7 percentage points to 55% for the three months ended June 30, 2023. The decrease in gross margin percentage was largely due to increases in shutdown related costs and inventory write-offs. Product adjusted gross margin excludes the impacts of non-cash items related to the inventory step-up provision of $1.9 million and the changes in the fair value of contingent consideration of $0.4 million.
Six Months Ended June 30, 2023 Compared with Six Months Ended June 30, 2022
Anthrax MCM
Anthrax MCM sales decreased $162.1 million, or 78%, to $43.1 million for the six months ended June 30, 2023. The decrease reflects the impact of timing of sales related to CYFENDUS and BioThrax, partially offset by an increase in Anthrasil sales. Anthrax vaccine product sales are primarily made under annual purchase options exercised by the USG. Fluctuations in revenues result from the timing of the exercise of annual purchase options, the timing of USG purchases, the availability of governmental funding and Company delivery of orders that follow.
NARCAN
NARCAN sales increased $39.7 million, or 20%, to $234.3 million for the six months ended June 30, 2023. The increase was primarily driven by higher branded NARCAN sales to U.S. public interest channels and Canadian retail sales, partially offset by the cessation of authorized generic NARCAN sales related to the termination of the Company's relationship with Sandoz and a reduction in commercial retail sales in the U.S.

Smallpox MCM
Smallpox MCM sales increased $91.7 million to $131.1 million for the six months ended June 30, 2023. The increase was primarily due to the exercise and full delivery in the quarter of a $120 million option by the USG to purchase ACAM2000, under which we delivered the full amount, partially offset by lower VIG sales due to timing. Fluctuations in revenues result from the timing of the exercise of annual purchase options, the timing of USG purchases, the availability of governmental funding and Company delivery of orders that follow.
Other Products
Other Products sales increased $2.0 million, or 6%, to $37.1 million for the six months ended June 30, 2023. The increase was primarily due to higher Vivotif and Vaxchora product sales, partially offset by lower RSDL and BAT product sales, due to timing.
Cost of Sales and Gross Margin
Cost of product sales increased $66.5 million, or 39%, to $237.8 million for the six months ended June 30, 2023. The increase was primarily due to higher sales of ACAM2000 and NARCAN, partially offset by lower sales of CYFENDUS, coupled with higher allocations to product COGS at our Bayview facility, shutdown costs and inventory write-offs.
Product gross margin decreased $95.2 million, or 31%, to $207.8 million for the six months ended June 30, 2023. Product gross margin percentage decreased 17 percentage points to 47% for the six months ended June 30, 2023. The decrease was largely due to lower sales volumes and higher shutdown related costs and inventory write-offs. Product adjusted gross margin excludes the impacts of restructuring costs of $2.0 million, non-cash items related to the inventory step-up provision of $1.9 million and the changes in the fair value of contingent consideration of $1.9 million.
SERVICES SEGMENT

	Services Segment
	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2023	2022	% Change	2023	2022	% Change
Revenues
CDMO revenues	$29.1	$(1.8)	NM	$44.3	$59.0	(25%)

Cost of services	$55.7	$78.8	(29%)	$107.9	$154.4	(30%)

Gross margin (1)	$(26.6)	$(80.6)	67%	$(63.6)	$(95.4)	33%
Gross margin % (1)	(91)%	NM		(144)%	(162)%

(1) Gross margin is calculated as revenues less cost of services. Gross margin % is calculated as gross margin divided by revenues.
NM - Not meaningful
Three Months Ended June 30, 2023 Compared with Three Months Ended June 30, 2022
CDMO revenues
CDMO services revenues increased $23.7 million to $26.4 million for the three months ended June 30, 2023. The increase was driven by a recognition of revenue related to the resolution of a customer's outstanding obligation and work at our Canton facility for a CDMO customer. In the prior year quarter, there was a reversal of revenue related to the halt in manufacturing under the Janssen Agreement.
CDMO lease revenues increased $7.2 million, or 160%, to $2.7 million for the three months ended June 30, 2023. The lease revenue in the current year quarter is related to a CDMO customer in our Canton facility. In the prior year quarter, we had a reversal of revenue recognized related to the Janssen Agreement termination.

Cost of Services and Gross Margin
Cost of services decreased $23.1 million, or 29%, to $55.7 million for the three months ended June 30, 2023. The decrease was primarily due to reduced production activities at our Bayview facility related to the halt in manufacturing under the Janssen Agreement, partially offset by higher costs at our Camden facility related to additional investments in quality enhancements and improvement initiatives as well as increased in production at our Canton facility related work for a CDMO customer.
Services gross margin increased $54.0 million to $(26.6) million for the three months ended June 30, 2023. Services gross margin percentage improved to (91)% for the three months ended June 30, 2023. The improvement was primarily due to one-time costs and reserves related to the Janssen Agreement in the prior year quarter, partially offset by additional investments in quality enhancement and improvement initiatives at the Company's Camden facility in the current year.
Six Months Ended June 30, 2023 Compared with Six Months Ended June 30, 2022
CDMO revenues
CDMO services revenues decreased $14.7 million, or 27%, to $39.8 million for the six months ended June 30, 2023. The decrease was driven by $10.9 million less revenue related to reduced production activities at the Company's Bayview facility as a result of a halt in manufacturing under the Janssen Agreement in 2022. Additionally, the decrease also reflects reduced production at the Camden facility. The decreases were slightly offset by an increase in production at our Canton facility for a CDMO customer.
CDMO lease revenues were consistent with prior year at $4.5 million for the six months ended June 30, 2023.
Cost of Services and Gross Margin
Cost of services decreased $46.5 million, or 30%, to $107.9 million for the six months ended June 30, 2023. The decrease was primarily due to reduced production activities across our CDMO network, partially offset by increased costs at our Camden facility for additional investments in quality enhancement and improvement initiatives and increased costs associated with production activities at our Canton facility for a CDMO customer.
Services gross margin increased $31.8 million to $(63.6) million for the six months ended June 30, 2023. Services gross margin percentage improved 18 percentage points to (144)% for the six months ended June 30, 2023. The improvement was primarily due one-time costs and reserves related to the Janssen agreement in the prior year quarter, partially offset by the full six month impact of additional investments in quality enhancement and improvement initiatives at the Company's Camden facility in the current year.
OTHER REVENUE
Three Months Ended June 30, 2023 Compared with Three Months Ended June 30, 2022
Contracts and Grants
Contract and grants revenue decreased $0.7 million, or 10%, to $6.6 million for the three months ended June 30, 2023. The decrease was due to changes in the mix and timing of developmental initiatives.
Six Months Ended June 30, 2023 Compared with Six Months Ended June 30, 2022
Contracts and Grants
Contract and grants revenue decreased $3.8 million, or 22%, to $13.1 million for the six months ended June 30, 2023. The decrease was due to changes in the mix and timing of developmental initiatives.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Our financial condition is summarized as follows:

	June 30,	December 31,
(dollars in millions)	2023	2022	Change %
Financial assets:
Cash and cash equivalents	$88.6	$642.6	(86)%

Borrowings:
Debt, current portion	$455.2	$957.3	(52)%
Debt, net of current portion	448.0	448.5	—%
Total borrowings	$903.2	$1,405.8	(36)%

Working capital:
Current assets	$777.7	$1,210.7	(36)%
Current liabilities	693.2	1,229.9	(44)%
Total working capital	$84.5	$(19.2)	NM

NM - Not Meaningful
Principal Sources of Capital Resources
We have historically financed our operating and capital expenditures through existing cash and cash equivalents, cash from operations, development contracts and grant funding and borrowings under our Revolving Credit Facility, our Term Loan Facility, and other lines of credit we have established from time to time. We also obtain financing from the sale of our common stock upon exercise of stock options and participation in an at-the market equity offering program (the "ATM Program"). As of June 30, 2023, we had unrestricted cash and cash equivalents of $88.6 million and remaining capacity under our Revolving Credit Facility of $49.3 million.
Going Concern
The consolidated financial statements have been prepared on the going concern basis of accounting, which assumes the Company will continue to operate as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.
As of June 30, 2023, there is $250.2 million outstanding on our Revolving Credit Facility and $206.1 million on our Term Loan Facility that mature in May 2025. The Company determined that there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. This evaluation considered the potential mitigating effect of management’s plans that have not been fully implemented. Management may evaluate the mitigating effect of its plans to determine if it is probable that (1) the plans will be effectively implemented within one year after the date the financial statements are issued, and (2) when implemented, the plans will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern. The Company's plans include (A) amending the agreement for the Senior Secured Credit Facilities, which occurred on May 15, 2023 with the Fourth Amendment to Amended and Restated Credit Agreement, Waiver and First Amendment to Amended and Restated Collateral Agreement (the “Credit Agreement Amendment”), and (B) the execution of the capital raise requirement prescribed in the Credit Agreement Amendment, as further described below.
While the Company executed the Credit Agreement Amendment and extended the maturity date on the Senior Secured Credit Facilities to May 15, 2025, the Credit Agreement Amendment also requires the Company to raise at least $75.0 million through the issuance of equity and/or unsecured indebtedness by April 30, 2024 and that we make quarterly principal payments on the Term Loan Facility of approximately $3.9 million commencing with the quarter ended June 30, 2023. As a result of this provision, the Company has determined it is appropriate to continue to classify the debt as a current liability on the condensed consolidated balance sheets. While the Company expects to complete these actions, management cannot make the assumption that it is probable that the Company will be successful. As a result, the Company continues to evaluate a number of uncertain factors related to its assessment of its ability to satisfy the capital raise requirement, including its ability to comply with the term and operating and financial covenants required by the Senior Secured Credit Facilities, other market conditions, economic conditions, particularly in the pharmaceutical and biotechnology industry, disruptions or volatility caused by factors such as lingering impacts of the COVID-19 pandemic, regional conflicts, inflation, and supply chain disruptions.
The Company had $88.6 million of cash on hand at June 30, 2023. On January 9, 2023, the Company announced the 2023 Plan intended to reduce operating costs, improve operating margins, and continue advancing the Company’s ongoing commitment to profitable growth. The Plan includes a reduction of the Company’s current workforce by approximately five percent. These actions, in combination with other cost reduction initiatives, are expected to result in annualized savings of over $60.0 million when fully implemented.
At-the-Market Equity Offering Facility
We may, from time to time, sell up to $150.0 million aggregate gross sales price of shares of our common stock through Evercore Group L.L.C. and RBC Capital Markets, LLC, as sales agents, under an “at-the-market” equity offering program (the “ATM Program”) that we entered into on May 18, 2023. During the three months ended June 30, 2023, we sold 1.1 million shares of our common stock under the ATM Program for gross proceeds of $9.1 million, representing an average price of $8.22 per share. As of June 30, 2023, $140.9 million aggregate gross sales price of shares of our common stock remains available for issuance under the ATM Program. We intend to use proceeds obtained from the sale of shares under the ATM Program for general corporate purposes.
Cash Flows
The following table provides information regarding our cash flows for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
(in millions)	2023	2022
Net cash provided by (used in):
Operating activities	$(298.4)	$(52.9)
Investing activities	242.6	(64.3)
Financing activities	(497.4)	(101.2)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(0.8)	0.4
Net change in cash, cash equivalents and restricted cash	$(554.0)	$(218.0)
Operating Activities:
Net cash used in operating activities was $298.4 million for the six months ended June 30, 2023 compared with $52.9 million for the six months ended June 30, 2022. The increase of $245.5 million in net cash used in operating activities was primarily due to net loss excluding non-cash items of $116.4 million, including impairment of long-lived asset charges of $306.7 million, coupled with negative working capital changes of $182.0 million, primarily due to increases in receivables, an accumulation of inventory and prepaid expenses, and an increase in payments for taxes, partially offset by an increase in our accounts payable.
Investing Activities:
Net cash provided by investing activities was $242.6 million for the six months ended June 30, 2023 compared with net cash used in investing activities of $64.3 million for the six months ended June 30, 2022. The increase of $306.9 million in net cash provided by investing activities was primarily due to proceeds from the sale of the travel health business during the second quarter of 2023, partially offset by purchases of property, plant and equipment.
Financing Activities:
Net cash used in financing activities was $497.4 million for the six months ended June 30, 2023 compared with $101.2 million for the six months ended June 30, 2022. The increase of $396.2 million in net cash used in financing activities was primarily due to principal payments on the Senior Secured Credit Facilities, partially offset by proceeds from the sale of stock through our ATM Program.

Debt
As of June 30, 2023, the Company has $909.3 million of fixed and variable rate debt with varying maturities. See Note 10, "Debt" in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q) for further discussion.
Uncertainties and Trends Affecting Funding Requirements
We expect to continue to fund our short-term and long-term anticipated operating expenses, capital expenditures and debt service requirements from the following sources:
•existing cash and cash equivalents;
•net proceeds from the sale of our products and CDMO services;
•development contracts and grant funding;
•proceeds from the sale of our common stock through the ATM Program; and
•our Senior Secured Credit Facilities and any replacement or other lines of credit we may establish from time to time.
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
If we raise funds by issuing equity securities, including through the ATM Program, our stockholders may experience dilution. Public or bank debt financing, if available, may involve agreements that include covenants, like those contained in our 3.875% Senior Unsecured Notes due 2028 (the "Senior Unsecured Notes") and the Senior Secured Credit Facilities, which could limit or restrict our ability to take specific actions, such as incurring additional debt, making capital expenditures, pursuing acquisition opportunities, buying back shares or declaring dividends. If we raise funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish valuable rights to our technologies or product candidates or grant licenses on terms that may not be favorable to us.
Economic conditions, including market volatility and adverse impacts on financial markets as a result of the lingering impacts of the COVID-19 pandemic, may make it more difficult to obtain financing on attractive terms, or at all. Any new debt funding, if available, may be on terms less favorable to us than our Senior Secured Credit Facilities or the Senior Unsecured Notes. If financing is unavailable or lost, our business, operating results, financial condition and cash flows would be adversely affected, and we could be forced to delay, reduce the scope of or eliminate many of our planned activities.

Unused Credit Capacity
Available room under the Revolving Credit Facility as of June 30, 2023 and December 31, 2022 was:

(in millions)	June 30, 2023	December 31, 2022
Total Capacity	$300.0	$600.0
Less:
Outstanding Letters of Credit	0.5	1.3
Outstanding Indebtedness	250.2	598.0
Unused Capacity	$49.3	$0.7
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
Interest rate risk
We have debt with a mix of fixed and variable rates of interest. We terminated our interest rate swaps in June 2023, and we are satisfied with the current fix-float mix of the Company's debt portfolio. Floating rate debt carries interest based generally on the eurocurrency rate, as defined in our Amended Credit Agreement, plus an applicable margin. Increases in interest rates could result in an increase in interest payments for our floating rate debt.
We have assessed our exposure to changes in interest rates by analyzing the sensitivity to our operating results assuming various changes in market interest rates. A hypothetical increase of one percentage point in the eurocurrency rate as of June 30, 2023 would increase our interest expense by approximately $4.6 million annually.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
Our management, with the participation of our interim chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2023, our interim chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting
There have been no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act that occurred during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
RISK FACTOR SUMMARY
There are a number of government contracting risks that could impact our business, financial condition, operating results and cash flows, including:
•Reduced demand for and/or funding for procurement of CYFENDUS and/or BioThrax vaccines or ACAM2000 and discontinuation of funding of our other USG procurement and development contracts.
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
•Our ability to comply with the covenants under our Revolving Credit Facility and Term Loan Facility and other debt agreements.
There are a number of risks related to our strategic acquisitions, divestitures and collaborations that could impact our business, financial condition, operating results and cash flows, including:

•Our failure to successfully integrate acquired businesses and/or assets into our operations and our ability to realize the benefits of such acquisitions.
•Our failure to realize the full benefits from the sale of our travel health business to Bavarian Nordic.

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
GOVERNMENT CONTRACTING RISKS
We currently derive a substantial portion of our revenue from USG procurement of the CYFENDUS vaccine and the TEMBEXA (brincidofovir), oral antiviral and have historically derived a substantial portion of our revenue from USG procurement of the ACAM2000 vaccine and of BioThrax. If the USG’s demand for and/or funding for procurement of CYFENDUS, BioThrax and/or ACAM2000 vaccines and/or TEMBEXA (brincidofovir), oral antiviral are substantially reduced, our business, financial condition, operating results and cash flows would be materially harmed.
We derive a substantial portion of our current and expected future revenues from USG procurement of CYFENDUS. As with any approved product, there is a risk that we may encounter challenges causing delays or an inability to deliver CYFENDUS, which may have a material effect on our ability to generate and recognize revenue.
The success of our business and our future operating results are significantly dependent on anticipated funding for the procurement of our anthrax vaccines and the terms of such procurement by the USG, including the price per dose, the number of doses and the timing of deliveries. We have no certainty that funding will be made available for the procurement of our anthrax vaccines. If priorities for the SNS change generally, or as a result of the conclusion of the USG’s audit of the SNS, or with respect to the level of procurement of our anthrax vaccines, funding to procure future doses of CYFENDUS or BioThrax vaccines may be delayed, limited or not available, BARDA may never complete the anticipated full transition to stockpiling CYFENDUS in support of anthrax preparedness, and our future business, financial condition, operating results and cash flows could be materially harmed.
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
The USG is the principal customer for our MCMs and the primary source of funds for the development of most of our product candidates in our development pipeline. We anticipate that the USG will also be a principal customer for any MCMs that we successfully develop from within our existing product development pipeline, as well as those we acquire in the future. Additionally, a significant portion of our revenue comes from USG development contracts and grants. Over its lifetime, a USG procurement or development program, such as for CYFENDUS under our development and procurement contract with BARDA, may be implemented through the award of many different individual contracts and subcontracts. The funding for such government programs is subject to Congressional appropriations, generally made on a fiscal year basis, even for programs designed to continue for several years. These appropriations can be subject to a number of uncertainties, including political considerations, changes in priorities due to global pandemics, the results of elections and stringent budgetary constraints.
Additionally, our government-funded development contracts typically give the USG the right, exercisable in its sole discretion, to extend these contracts for successive option periods following a base period of performance. The value of the services to be performed during these option periods may constitute the majority of the total value of the underlying contract. For example, the September 2016 contract award from BARDA for the development and delivery to the SNS of CYFENDUS for post-exposure prophylaxis of anthrax disease consists of a five-year base period of performance and includes options for the delivery of additional doses of CYFENDUS to the SNS and options for an additional clinical study and post-marketing commitments. This contract was extended in September 2021 through 2025 and provides for additional procurement of CYFENDUS for the SNS over 18 months. If levels of government expenditures and authorizations for public health countermeasure preparedness decrease or shift to programs in areas where we do not offer products or are not developing product candidates, or if the USG otherwise declines to exercise its options under our existing contracts, our revenues would suffer, as well as our business, financial condition, operating results and cash flows.
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
The FDA conducts periodic inspections of our manufacturing facilities for compliance with current good manufacturing practices ("cGMP") requirements. The Company's failure to maintain compliance with cGMP requirements at our manufacturing facilities has hindered and could continue to hinder our ability to continue manufacturing for our own products and for CDMO customers, which could adversely affect our business, financial condition, operating results and cash flows. For example, in February 2022, FDA inspected Emergent’s Camden facility and issued a Form FDA 483. In August 2022, FDA issued a warning letter to Emergent related to the February 2022 inspection. The warning letter included issues pertaining to equipment cleaning and maintenance; aseptic sterilization technique and procedures; and quality systems. Emergent has responded to the warning letter and sends regular updates to the FDA on remediation activities and improvements. Emergent continues to make significant progress with, and is approaching completion of, the corrective and preventive action commitments in the Company’s warning letter responses.
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
We are unable to sell any products and product candidates that fail to satisfy certain testing specifications. For example, we must provide the FDA with the results of certain tests, including potency tests, before certain lots are released for sale. Potency testing of each applicable lot is performed against qualified control lots that we maintain. We continually monitor the status of such reference lots for FDA compliance and periodically produce and qualify a new reference lot to replace the existing reference lot. If we are unable to satisfy USG requirements for the release of our products or product candidates, our ability to supply such products and product candidates to authorized buyers would be impaired until such time as we become able to meet such requirements, which could materially harm our future business, financial condition, operating results and cash flows.
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
The issuance of regulations and coverage expansion by various governmental agencies relating to the Medicaid rebate program will continue to increase our costs and the complexity of compliance and will be time-consuming. Changes to the definition of average manufacturer price ("AMP"), and the Medicaid rebate amount under the ACA, the issuance of final regulations implementing those and other changes has affected and could further affect our 340B “ceiling price” calculations. Because we participate in the Medicaid rebate program, we are required to report average sales price ("ASP"), information to CMS for certain categories of drugs that are paid for under Part B of the Medicare program. Future statutory or regulatory changes or CMS binding guidance could affect the ASP calculations for our products and the resulting Medicare payment rate and could negatively impact our results of operations.

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

Under certain and narrow circumstances, MCMs may be procured by government entities prior to approval by the FDA or other regulatory authorities, a practice which we follow in connection with certain MCMs, including TROBIGARD (and CYFENDUS, prior to its approval by the FDA) in the United States. In the United States, the Secretary of HHS has the authority to contract to purchase MCMs for the SNS prior to FDA approval of the relevant MCM in specified circumstances. FDA also has the authority to permit the emergency use of medical products that have not yet been approved by the FDA under an EUA. An EUA terminates when the EUA is revoked or the emergency declaration underlying the EUA terminates. An EUA is not a long-term alternative to obtaining FDA approval, licensure, clearance, or other marketing authorization for a product. An EUA has not been granted for TROBIGARD. Absent an applicable exception, our MCM product candidates generally will have to be approved, licensed, or cleared by the FDA or other regulatory authorities in the relevant country through traditional pathways before we can sell those products to governments. Additionally, the laws in certain jurisdictions regarding the ability of government entities to purchase unapproved product candidates can be ambiguous, and the permissibility of exporting unapproved products from the United States and importing them to foreign countries may be unclear in some instances. Nevertheless, government bodies, such as U.S. federal entities other than HHS, state and local governments within the United States, and foreign governments have sought and may further seek to procure our MCM product candidates that are not yet approved. In this situation, we would expect to assess the permissibility and liability implications of supplying our product candidates to such entities on a case-by-case basis, which presents certain challenges, both in the case of U.S. and foreign governments, and particularly under emergency conditions. In addition, agencies or branches of one country’s government may take different positions regarding the permissibility of such sales than another country’s government or even other agencies or branches of the same government. If local enforcement authorities disagree with our conclusion that such activities are permissible, they may take enforcement action against us.
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
Similar action may be taken against us should we fail to comply with regulatory requirements, or later discover previously unknown problems with our products or manufacturing processes. For instance, our products are tested regularly to determine if they satisfy potency and stability requirements for their required shelf lives. Failure to meet potency, stability or other specification requirements could result in delays in distributions, recalls or other consequences. In November 2022, a specific batch of our RSDL kits was recalled due to leakage, which could cause the product not to perform as effectively as intended. We identified and remediated the cause leading to the November 2022 recall, as well as completed all required actions, notices and report submissions related to the recalled batch. We are currently awaiting formal closure of the recall.
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
Biological products and product candidates, which we refer to as “Biologic Products,” can be affected by the approval and entry of “biosimilars” in the United States and other jurisdictions. Biosimilar products are licensed through an abbreviated pathway based on a showing that they are “highly similar” to a previously licensed product (known as the reference product) notwithstanding minor differences in clinically inactive components, and there are no clinically meaningful differences from the reference product in terms of safety, purity, and potency. Biologic Products in our current pipeline include CYFENDUS, BioThrax, and ACAM2000. If a biosimilar version of one of our Biologic Products were approved, it could have a material adverse effect on the sales and gross profits of the affected Biologic Product and could adversely affect our business, financial condition, operating results and cash flows.
NARCAN® (naloxone HCI) is currently subject to generic competition and may be subject to additional branded and generic competition in the future.
NARCAN currently faces generic competition. In 2016, Teva Pharmaceuticals Industries Limited and Teva Pharmaceuticals USA (collectively, Teva) filed an Abbreviated New Drug Application ("ANDA") seeking regulatory approval to market a generic version of NARCAN. In patent litigation related to Teva’s ANDA filing, a trial Court decided in favor of Teva, and this decision was subsequently affirmed by the Court of Appeals for the Federal Circuit.
The FDA approved Teva's ANDA on April 19, 2019. On December 22, 2021, Teva commenced the launch of its generic naloxone nasal spray. As part of recent state settlements, including in Florida, Texas, Rhode Island, and West Virginia, Teva has agreed to supply Medication- Assisted Treatment ("MAT") and generic opioid overdose reversal agents, like naloxone, to states at no cost in lieu of additional monetary compensation. The terms of these product donation agreements stretch 10 to 15 years.
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
We purchase certain supplies used in our manufacturing processes from non-exclusive, or single sources due to quality considerations, costs or constraints resulting from regulatory requirements. We depend on certain single-source suppliers for key materials and services necessary to manufacture the majority of our products and certain product candidates. For example, we rely on a single-source supplier to provide us with Alhydrogel in sufficient quantities to meet our needs to manufacture CYFENDUS and BioThrax vaccines and the specialty plasma in our hyperimmune specialty plasma products and certain ingredients for the ACAM2000 vaccine. We also rely on single-source suppliers for the materials necessary to produce NARCAN, such as the naloxone active pharmaceutical ingredient and other excipients, along with the vial, stopper and device.
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
The amount of insurance that we currently hold may not be adequate to cover all liabilities that we may incur. Further product liability insurance may be difficult and expensive to obtain. We may not be able to maintain insurance coverage at a reasonable cost and we may not be able to obtain insurance coverage that will be adequate to satisfy all potential liabilities. For example, we may not have sufficient insurance against potential liabilities associated with a possible large-scale deployment of BioThrax vaccine as a countermeasure to a bioterrorism threat. We rely on PREP Act protection for BioThrax, raxibacumab, ACAM2000, Anthrasil, BAT and VIGIV products, and SAFETY Act protection for BioThrax and RSDL products in addition to our insurance coverage to help mitigate our product liability exposure for these products. Additionally, potential product liability claims related to our commercial products, including NARCAN, may be made by patients, health care providers or others who sell or consume these products. Such claims may be made even with respect to those products that possess regulatory approval for commercial sale. Claims or losses in excess of our product liability insurance coverage could have a material adverse effect on our business, financial condition, operating results and cash flows.
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
We may not have sufficient funds or be able to obtain additional financing to pay the amounts due under our indebtedness. In addition, failure to comply with the covenants under our Senior Secured Credit Facilities and other debt agreements, including the maintenance of a specified consolidated net leverage ratio, debt service coverage ratio, Consolidated EBITDA level and minimum liquidity level under our Senior Secured Credit Facilities, could result in an event of default under those agreements. An event of default could result in the acceleration of amounts due under a particular debt agreement and a cross default and acceleration under other debt agreements, and we may not have sufficient funds to pay or be able to obtain additional financing to make any accelerated payments.
Our current indebtedness restricts and any additional debt financing may restrict the operation of our business and limit the cash available for investment in our business operations.
The Senior Secured Credit Facilities include the Term Loan Facility, which had an outstanding principal balance of $206.1 million as of June 30, 2023 and the ability to borrow up to $300.0 million under our Revolving Credit Facility under which we had $250.2 million of outstanding borrowings as of June 30, 2023. On August 7, 2020, we completed an offering of $450.0 million aggregate principal amount of Senior Unsecured Notes, of which $353.0 million of the net proceeds were used to pay down our Revolving Credit Facility. We may also seek additional debt financing to support our ongoing activities or to provide additional financial flexibility. Debt financing can have significant adverse consequences for our business, including:
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
Our hedging programs have been, and any hedging program we initiate in the future will be, subject to counterparty default risk.
From time to time, we manage our interest rate risk in part by entering into interest rate swaps with a number of counterparties to swap a portion of our indebtedness that is based on variable interest rates to a fixed rate. As a result, when we are party to such interest rate swaps, we are subject to the risk that the counterparty to one or more of these contracts defaults on its performance under the contract. During an economic downturn, the counterparty's financial condition may deteriorate rapidly and with little notice and we may be unable to take action to protect our exposure. In the event of a counterparty default, we could incur losses, which may harm our business and financial condition. In the event that one or more of our counterparties becomes insolvent or files for bankruptcy, our ability to eventually recover any losses suffered as a result of that counterparty's default may be limited by the liquidity of the counterparty.
We require significant additional funding to be able to continue as a going concern and we may be unable to raise capital when needed or on acceptable terms, which would harm our ability to grow our business, and our results of operations and financial condition. In addition, any capital we raise may result in dilution to our current stockholders.
As of June 30, 2023, we had unrestricted cash and cash equivalents of $88.6 million and remaining capacity under our Revolving Credit Facility of $49.3 million. Also as of June 30, 2023, there was $250.2 million outstanding on our Revolving Credit Facility and $206.1 million on our Term Loan Facility that mature in May 2025. Certain provisions within the Credit Agreement Amendment require further action from the Company, most notably the requirement to raise not less than $75.0 million through the issuance of equity and/or unsecured indebtedness by April 30, 2024 and that the Company make quarterly principal payments of approximately $3.9 million on the Term Loan Facility. As a result, the Company determined that there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. We will need to obtain substantial additional funding in connection with our continuing operations, which cannot be assured.
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
If we raise funds by issuing equity securities, including through our ATM Program, our stockholders may experience dilution. Debt financing, if available, may involve agreements that include covenants, like those contained in our Senior Secured Credit Facilities and the indenture governing the Senior Unsecured Notes, limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, pursuing acquisition opportunities or declaring dividends. If we raise funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish valuable rights to our technologies or product candidates or grant licenses on terms that may not be favorable to us. Our Senior Secured Credit Facilities as well as the indenture governing the Senior Unsecured Notes restrict our ability to incur additional indebtedness.
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
Impairment charges to our intangible assets, goodwill or property, plant and equipment could have a material adverse effect on our business, results of operations and financial condition.
In accordance with U.S. GAAP, we are required to assess the value of our intangible assets and goodwill annually, or more frequently whenever events or changes in circumstances indicate potential impairment, such as changing market conditions or any changes in key assumptions. If the testing performed indicates that an asset may not be recoverable, we are required to record a non-cash impairment charge for the difference between the carrying value of the asset and its implied fair value in the period the determination is made.
We also periodically monitor the remaining net book values of our property, plant and equipment, or whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. For example, we performed recoverability tests on certain asset groups within the CDMO reporting unit during the three months ended June 30, 2023, and allocated and recognized a non-cash impairment charge of $306.7 million during the three months ended June 30, 2023 related to certain CDMO long-lived assets.
We have a significant amount of intangible assets and property, plant and equipment on our balance sheet. We have recorded a significant amount of goodwill on our consolidated balance sheet as a result of acquisitions. As of June 30, 2023, the only reporting unit that has goodwill associated with it is our MCM reporting unit.
The impairment tests require us to make an estimate of the fair value of our reporting units. An impairment could be recorded as a result of changes in assumptions, estimates or circumstances, some of which are beyond our control. Since a number of factors may influence determinations of fair value, we are unable to predict whether impairments of intangible assets, goodwill or property, plant and equipment will occur in the future, and there can be no assurance that continued conditions will not result in future impairments of these assets. The future occurrence of a potential indicator of impairment could include matters such as (i) a decrease in expected net earnings, (ii) adverse equity market conditions, (iii) a decline in current market multiples, (iv) a decline in our common stock price, (v) a significant adverse change in legal factors or the general business climate, and (vi) an adverse action or assessment by a regulator. Any such impairment would result in us recognizing a non-cash charge in our consolidated balance sheets, which could adversely affect our business, results of operations and financial condition.
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
Our business strategy includes growing our business through acquisition and in-licensing transactions. For example, in September 2022, we completed the acquisition from Chimerix, Inc. of its exclusive worldwide rights to brincidofovir, including TEMBEXA and related assets. We may not be successful in identifying, effectively evaluating, structuring, acquiring or in-licensing, and developing and commercializing additional products on favorable terms, or at all. Competition for attractive product opportunities is intense and may require us to devote substantial resources, both managerial and financial, to an acquisition opportunity. A number of more established companies are also pursuing strategies to acquire or in-license products in the biopharmaceutical field. These companies may have a competitive advantage over us due to their size, cash resources, cost of capital, effective tax rate and greater clinical development and commercialization capabilities.
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
We may not realize the expected benefits of the sale of our travel health business to Bavarian Nordic.

On May 15, 2023, pursuant to the Purchase and Sale Agreement, we completed the previously announced sale to Bavarian Nordic of our travel health business, including rights to Vaxchora and Vivotif, as well as our development-stage chikungunya vaccine candidate CHIKV VLP, our manufacturing site in Bern, Switzerland and certain of our development facilities in San Diego, California for a cash purchase price of $270.0 million, subject to certain customary adjustments. In addition, we may receive milestone payments of up to $80.0 million related to the development of CHIKV VLP and receipt of marketing approval and authorization in the U.S. and Europe, and sales-based milestone payments of up to $30.0 million based on aggregate net sales of Vaxchora and Vivotif in calendar year 2026.
There can be no assurance that we will be able to realize the expected benefits of the transaction. If we are unable to or do not realize the expected strategic, economic, or other benefits of the transaction, it could adversely affect our business and financial position.
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
Our stock price has been, and is likely to continue to be, volatile. The market price of our common stock could fluctuate significantly for many reasons, including in response to the risks described in this “Risk Factors” section, or for reasons unrelated to our operations, such as reports by industry analysts, investor perceptions or negative announcements by our customers, competitors or suppliers regarding their own performance, as well as industry conditions and general financial, economic and political instability. From November 15, 2006, when our common stock first began trading on the New York Stock Exchange, through August 1, 2023, our common stock has traded as high as $137.61 per share and as low as $4.17 per share. The market price of our common stock may be influenced by many factors, including, among others:
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

Future sales of our common stock or other securities convertible into common stock, or the perception that such sales or issuances could occur, could result in dilution of our stockholders and could cause our share price to decline.
Our board of directors is authorized, without stockholder approval, to cause us to issue additional shares of our common stock or to raise capital through the issuance of preferred shares or the sale of debt securities that are convertible into common stock, options, warrants and other rights, on terms and for consideration as our board of directors in its sole discretion may determine. In addition, under the Credit Agreement Amendment, we are required to increase our liquidity by April 30, 2024 by raising at least $75 million of equity or unsecured indebtedness. We also require substantial additional funding to be able to continue as a going concern and we may seek to achieve such funding through future sales of our common stock or other securities convertible into our common stock. Sales of substantial amounts of our common stock or the issuance of preferred shares, convertible debt, options, restricted stock units, performance stock units, warrants and other rights, or the perception that such sales or issuances could occur could cause the market price of our common stock to decrease significantly. As of June 30, 2023, we had 51,792,971 shares of common stock issued and outstanding. We cannot predict the effect, if any, of future sales of our common stock or any preferred shares, convertible debt securities, options, restricted stock units, performance stock units, warrants or other rights or the availability of our common stock for future sales on the value of our common stock.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent sales of unregistered securities
Not applicable.
Use of proceeds
Not applicable.
Purchases of equity securities
Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
During the three months ended June 30, 2023, none of the Company's directors or Section 16 reporting officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).
ITEM 6. EXHIBITS
The exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index immediately preceding the exhibits hereto.

Exhibit Index

Exhibit Number	Description
10.1
First Amendment to the Consent, Limited Waiver, and Third Amendment to the Amended and Restated Credit Agreement dated February 14, 2023 among the Company, as borrower, certain subsidiaries of the Company, as guarantors, Wells Fargo Bank, National Association, as administrative agent, and certain lenders party thereto (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K filed on March 1, 2023)

10.2 †
Fourth Amendment to Amended and Restated Credit Agreement, Waiver and First Amendment to Amended and Restated Collateral Agreement, dated May 15, 2023, among Emergent BioSolutions Inc., the guarantors party thereto, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 18, 2023).

10.3
Equity Distribution Agreement, dated May 17, 2023, between Emergent BioSolutions Inc., Evercore Group L.L.C. and RBC Capital Markets, LLC (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on May 18, 2023).

10.4 #	Modification No. 13, effective March 30, 2023, to the BARDA AV7909 Contract.
10.5 #	Modification No. 14, effective March 30, 2023, to the BARDA AV7909 Contract.
10.6 #*	Modification No. 9, effective May 24, 2023, to the ACAM2000 Contract.
10.7 #	Modification No. 10, effective May 26, 2023, to the ACAM2000 Contract.
10.8*	Emergent BioSolutions Inc. Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-8, filed on June 5, 2023).
10.9*	Emergent BioSolutions Inc. Amended Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-8, filed on June 5, 2023).
10.10 #*	Consulting Agreement, dated as of July 7, 2023 and effective as of Jul 7, 2023, by and between Emergent BioSolutions Inc. and Haywood Miller.
31.1 #	Certification of the Chief Executive Officer, pursuant to Exchange Act Rule 13a-14(a).
31.2 #	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).
32.1 #	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 #	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 #
The following financial information related to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statement of Changes in Stockholders' Equity; and (vi) the related Notes to the Condensed Consolidated Financial Statements.

104 #	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101.

#	Filed herewith.
†	Certain confidential portions of this exhibit were omitted by means of marking such portions with asterisks because of the identified confidential portions (i) are not material and (ii) are items the Company customarily and actually treats such information as private or confidential.
*	Management or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMERGENT BIOSOLUTIONS INC.

By: /s/HAYWOOD MILLER Haywood Miller Interim Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2023

By: /s/RICHARD S. LINDAHL Richard S. Lindahl Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Date: August 8, 2023