Form 10-K/A
period 2022-12-31
Emergent BioSolutions Inc.
filed 2023-12-11
CIK 1367644

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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "non-accelerated filer", "smaller reporting company" and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2022 was approximately $1.5 billion based on the price at which the registrant's common stock was last sold on that date as reported on the New York Stock Exchange.
As of February 22, 2023, the registrant had 50,140,158 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement for its 2023 annual meeting of stockholders, which was filed with the Securities and Exchange Commission not later than 120 days after the end of the registrant's fiscal year ended December 31, 2022, are incorporated by reference into Part III of this Annual Report on Form 10-K. With the exception of the portions of the registrant's definitive proxy statement for its 2023 annual meeting of stockholders that are expressly incorporated by reference into this Annual Report on Form 10-K, such proxy statement shall not be deemed filed as part of this Annual Report on Form 10-K.
EXPLANATORY NOTE
Emergent BioSolutions Inc. (“Emergent,” the “Company,” “we,” “us,” and “our”) is filing this Amendment No. 1 (this “Amendment") to its Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which was originally filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2023 (the “Original Form 10-K”) to make certain changes as described below.
As part of the Company’s quarterly review process related to the preparation of its unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2023, the Company determined that its net state deferred tax liability was overstated as of December 31, 2022, resulting in an understatement of the income tax benefits reflected on the Company’s consolidated statement of operations. This material error was associated with the use of incorrect state tax rates in the calculation of state deferred tax assets and related valuation allowances, which are non-cash items that resulted in an understatement of the Company's income tax benefit of $11.7 million for the year ended December 31, 2022. Because the correction of this misstatement is material to the previously reported results of operations of the Company included in the Original Form 10-K, the Audit and Finance Committee of the board of directors of the Company (the “Audit Committee”) concluded that the consolidated financial statements included in the Original Form 10-K should no longer be relied upon. In connection with the restatement to correct for this error, the Company determined that it is appropriate to revise the financial statements included in the Amendment to correct other unrelated errors that were either unrecorded or addressed as out-of-period adjustments in previously filed financial statements that were not material, individually or in the aggregate, to those financial statements.
Due to the discovery of this error, Company management re-evaluated the effectiveness of the Company's internal control over financial reporting (“ICFR”) as of December 31, 2022 and identified a material weakness in the Company's ICFR that existed as of December 31, 2022, relating to the calculation and review of the Company’s net state deferred tax liability. The Company’s independent registered public accounting firm, Ernst & Young LLP, has also restated its opinion on the Company’s ICFR as of December 31, 2022 to reflect this material weakness.
Pursuant to this Amendment, the disclosures appearing in the Original Form10-K under the following headings are hereby deleted in their entireties and replaced with the disclosures under the following headings included herein:
•Cautionary Note Regarding Forward-Looking Statements;
•Part I, Item 1A - Risk Factors;
•Part I, Item 2 - Properties;
•Part I, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations;
•Part II, Item 8 - Financial Statements and Supplementary Data;
•Part II, Item 9A - Controls and Procedures; and
•Part IV, Item 15 - Exhibits and Financial Statement Schedules.
In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company is also including with this Amendment new currently dated certifications of the Company’s Interim Chief Executive Officer and Chief Financial Officer (attached as Exhibits 31.1, 31.2, 32.1, and 32.2). This Amendment also contains a new consent of Ernst & Young LLP attached as Exhibit 23.
Except as described above, this Amendment does not amend, update or change any other items or disclosures in the Original Form 10-K and does not purport to reflect any information or events subsequent to the filing thereof. As such, this Amendment speaks only as of the date the Original Form 10-K was filed, and the Company has not undertaken herein to amend, supplement or update any information contained in the Original Form 10-K to give effect to any subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and any subsequent filings by the Company with the SEC.

EMERGENT BIOSOLUTIONS INC.
ANNUAL REPORT ON FORM 10-K/A
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Amendment includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, including statements regarding our future performance, business strategy, operations, financial position, revenues and earnings, projected costs, prospects, plans and objectives of management, are forward-looking statements. We generally identify forward-looking statements by using words like "anticipate," "believe," "continue," "could," "estimate," "expect," "forecast," "future," "goal," "intend," "may," "plan," "position," "possible," "potential," "predict," "project," “should," "target," "will," "would," and similar expressions or variations thereof, or the negative thereof, but these terms are not the exclusive means of identifying such statements. Forward-looking statements are based on our current intentions, beliefs, assumptions and expectations regarding future events based on information that is currently available. You should realize that if underlying assumptions prove inaccurate or unknown risks or uncertainties materialize, actual results could differ materially from our expectations. You are, therefore, cautioned not to place undue reliance on any forward-looking statement contained herein. Any forward-looking statement speaks only as of the date on which such statement is made and, except as required by law, we do not undertake any obligation to update any forward-looking statement to reflect new information, events or circumstances.
There are a number of important factors that could cause our actual results to differ materially from those indicated by such forward-looking statements, including, among others:
•the availability of U.S. Government ("USG") funding for contracts related to procurement of our medical countermeasures ("MCM"), including CYFENDUSTM (Anthrax Vaccine Adsorbed (AVA), Adjuvanted), previously known as AV7909, BioThrax® (Anthrax Vaccine Adsorbed) and ACAM2000® (Smallpox (Vaccinia) Vaccine, Live) among others, as well as contracts related to development of medical countermeasures;
•the availability of government funding for our other commercialized products, including EbangaTM (ansuvimab-zykl), BAT® (Botulism Antitoxin Heptavalent) and RSDL® (Reactive Skin Decontamination Lotion Kit);
•our ability to meet our commitments to quality and compliance in all of our manufacturing operations;
•our ability to negotiate additional USG procurement or follow-on contracts for our MCM products that have expired or will be expiring;
•the commercial availability and acceptance of over-the-counter NARCAN® (naloxone HCl) Nasal Spray;
•the impact of a generic marketplace on NARCAN® (naloxone HCI) Nasal Spray and future NARCAN® sales;
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
•our ability to negotiate further commitments related to the collaboration and deployment of capacity toward future commercial manufacturing under our existing CDMO contracts;
•our ability to collect reimbursement for raw materials and payment of service fees from our CDMO customers;
•the results of pending stockholder litigation and government investigations and their potential impact on our business;
•our ability to comply with the operating and financial covenants required by our revolving credit facility (the "Revolving Credit Facility") and our term loan facility (the "Term Loan Facility" and, together with the Revolving Credit Facility, the "Senior Secured Credit Facilities") under a senior secured credit agreement, dated October 15, 2018, between the Company and multiple lending institutions, as amended from time to time, as well as our 3.875% Senior Unsecured Notes due 2028 ("Senior Unsecured Notes");
•our ability to remediate a material weakness in our internal control over financial reporting and to prepare accurate financial statements in a timely manner;

•our ability to resolve the going concern qualification in our consolidated financial statements and otherwise successfully manage our liquidity in order to continue as a going concern;
•the procurement of our product candidates by USG entities under regulatory authorities that permit government procurement of certain medical products prior to United States Food and Drug Administration (“FDA”) marketing authorization, and corresponding procurement by government entities outside of the United States;
•our ability to realize the expected benefits of the sale of our travel health business to Bavarian Nordic;
•the impact of the organizational changes we announced in January 2023 and August 2023;
•our ability to identify and acquire companies, businesses, products or product candidates that satisfy our selection criteria;
•the success of our commercialization, marketing and manufacturing capabilities and strategy;
•the impact of cyber security incidents, including the risks from the unauthorized access, interruption, failure or compromise of our information systems or those of our business partners, collaborators or other third parties; and
•the accuracy of our estimates regarding future revenues, expenses, capital requirements and needs for additional financing.
The foregoing sets forth many, but not all, of the factors that could cause actual results to differ from our expectations in any forward-looking statement. You should consider this cautionary statement along with the risks identified in Part I, Item 1A, “Risk Factors” of this Amendment and the risk factors identified in our other periodic reports filed with the SEC when evaluating our forward-looking statements. New factors emerge from time to time, and it is not possible for management to predict all such factors, nor can it assess the impact of any such factor on the business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement.
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

PART I
ITEM 1A. RISK FACTORS
The following risk factors and other information included in this Amendment should be carefully considered. The occurrence of any of the following risks or of unknown risks and uncertainties may adversely affect our business, operating results and financial condition.
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
•NARCAN® Nasal Spray is currently subject to generic and branded competition in the U.S. and may be subject to branded and generic competition in Canada. In addition, the success of NARCAN® Nasal Spray, including in over-the- counter form, is subject to commercial availability of the product and our ability to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community
•Biologic products may be affected by the approval and entry of follow-on biologics, or biosimilars in the United States and other jurisdictions.
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
•Our work on public health threats ("PHTs") has exposed us to criticism and may expose us to further criticism, from the media, government personnel and others, which could further harm our reputation, negatively affect our share price, operations and our ability to attract and retain talent.
•Cyber security incidents involving us, our business partners, collaborators or other third parties could harm our ability to operate our business effectively in light of our heightened risk profile.
•We could face product liability exposure associated with the use of our medical products. There can be no assurance that the SAFETY Act, Public Readiness and Emergency Preparedness Act (the "PREP Act"), or other liability protections will be sufficient to limit or avoid product liability, and defending such cases requires significant resources.
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
•Our ability to comply with the covenants under our Revolving Credit Facility, Term Loan Facility, Senior Unsecured Notes and any other debt agreements to which we may be a party.
•Our ability to remediate a material weakness in our internal control over financial reporting and to prepare accurate financial statements in a timely manner.
There are a number of risks related to our strategic acquisitions, divestitures and collaborations that could impact our business, financial condition, operating results and cash flows, including:
•We may not be successful in identifying, or structuring or acquiring businesses and products to drive our growth.
•Our failure to successfully integrate acquired businesses and/or assets into our operations and our ability to realize the benefits of such acquisitions.
•Our failure to realize the full benefits from the sale of our travel health business to Bavarian Nordic.

There are a number of risks associated with our common stock, including, but not limited to:
•Our business or our share price could be negatively affected as a result of the actions of stockholders.
•The price of our common stock has been and remains subject to extreme volatility.
The risk factors below contain more detailed descriptions of the risks identified above, as well as additional risks that may materially harm our business, financial condition or results of cash flows.

GOVERNMENT CONTRACTING RISKS
We currently derive a substantial portion of our revenue from USG procurement of the CYFENDUS vaccine and the TEMBEXA, oral antiviral and have historically derived a substantial portion of our revenue from USG procurement of the ACAM2000 vaccine and of BioThrax. If the USG’s demand for and/or funding for procurement of CYFENDUS, BioThrax, ACAM2000 and/or TEMBEXA are substantially reduced, our business, financial condition, operating results and cash flows would be materially harmed.
We derive a substantial portion of our current and expected future revenues from USG procurement of CYFENDUS. As with any approved product, there is a risk that we may encounter challenges causing delays or an inability to deliver CYFENDUS, which may have a material effect on our ability to generate and recognize revenue.
The success of our business and our future operating results are significantly dependent on anticipated funding for the procurement of our anthrax vaccines and the terms of such procurement by the USG, including the price per dose, the number of doses and the timing of deliveries. We have no certainty that funding will be made available for the procurement of our anthrax vaccines. If priorities for the Strategic National Stockpile ("SNS") change generally, or as a result of the conclusion of the USG’s audit of the SNS, or with respect to the level of procurement of our anthrax vaccines, funding to procure future doses of CYFENDUS or BioThrax vaccines may be delayed, limited or not available, The Biomedical Advanced Research Development Authority ("BARDA") may never complete the anticipated full transition to stockpiling CYFENDUS in support of anthrax preparedness, and our future business, financial condition, operating results and cash flows could be materially harmed.
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
Additionally, our government-funded development contracts typically give the USG the right, exercisable in its sole discretion, to extend these contracts for successive option periods following a base period of performance. The value of the services to be performed during these option periods may constitute the majority of the total value of the underlying contract. Subsequent to the filing of the Original Form 10-K, on July 31, 2023 we were awarded a 10-year contract by BARDA for the advanced development, manufacturing scale-up and procurement of EbangaTM (Ansuvimab-zykl) treatment for Ebola. The contract consists of a base period of performance with two option periods valued at approximately $121 million, and option periods for procurement of EbangaTM over five years valued at up to $583 million. If all option periods are exercised, the total contract value will be valued at up to approximately $704 million. If levels of government expenditures and authorizations for public health countermeasure preparedness decrease or shift to programs in areas where we do not offer products or are not developing product candidates, or if the USG otherwise declines to exercise its options under this contract or our other existing contracts, our revenues would suffer, as well as our business, financial condition, operating results and cash flows.
There can be no assurance that we will be able to secure follow-on product procurement contracts with the USG upon the expiration of any of our existing procurement contracts.
A significant portion of our revenue is substantially dependent upon product procurement contracts with the USG and foreign governments for our MCMs and other commercialized products. Upon the expiration of a procurement contract, we may not be able to negotiate a follow-on procurement contract for the particular product on similar terms. We intend to negotiate follow-on procurement contracts for most of our MCMs and other commercialized products upon the expiration of a related procurement contract, but there can be no assurance that we will be successful obtaining any follow-on contracts. Even if we are successful in negotiating a follow-on procurement contract, it may be for a lower product volume, over a shorter period of performance or be on less favorable pricing or other terms. An inability to secure follow-on procurement contracts for our approved products or product candidates could materially and adversely affect our revenues, and our business, financial condition, operating results and cash flows could be harmed.
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
The USG may choose not to award us future contracts for either the development of our new product candidates or for the procurement of our existing MCM and other commercialized products and may instead award such contracts to our competitors. If we are unable to secure particular contracts, we may not be able to operate in the market for products that are provided under those contracts. Additionally, if we are unable to consistently win new contract awards over an extended period, or if we fail to anticipate all of the costs or resources that we will be required to secure and, if applicable, perform under such contract awards, our growth strategy and our business, financial condition and operating results and cash flows could be materially and adversely affected.
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
Our current procurement contracts with the U.S. Department of Health & Human Services ("HHS") and the U.S. Department of Defense ("DoD") are generally fixed price contracts. We expect that any future procurement contracts we successfully secure with the USG would likely also be fixed price contracts. Under a fixed price contract, we are required to deliver our products at a fixed price regardless of the actual costs we incur. Estimating costs that are related to performance in accordance with contract specifications is difficult, particularly where the period of performance is over several years, and when factoring in higher levels of inflation. Our failure to anticipate technical problems, estimate costs accurately or control costs during performance of a fixed price contract could reduce the profitability of such a contract or cause a loss, which could harm our operating results and materially reduce our net income.
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
The FDA conducts periodic inspections of our manufacturing facilities for compliance with current good manufacturing practices ("cGMP") requirements. The Company's failure to maintain compliance with cGMP requirements at our manufacturing facilities has hindered and could continue to hinder our ability to continue manufacturing for our own products and for CDMO customers, which could adversely affect our business, financial condition, operating results and cash flows. For example, in February 2022, the FDA inspected Emergent’s Camden facility and issued an FDA Form 483. In August 2022, the FDA issued a warning letter to Emergent related to the February 2022 inspection. The warning letter included issues pertaining to equipment cleaning and maintenance; aseptic sterilization technique and procedures; and quality systems. In October 2023, the FDA determined that the inspection classification of the Camden facility is "voluntary action indicated" which indicates that, although investigators found and documented objectionable conditions during the inspection, the FDA would not take or recommend regulatory or enforcement action because the objectionable conditions did not meet the threshold for action at that time. Furthermore, the FDA concluded that the Camden facility inspection was "closed" under 21 CFR 20.64(d)(3) and issued to the Company a "Warning Letter close-out letter".
Any failure to remedy the remaining objectionable conditions at the Camden facility, or any additional failures to maintain compliance with cGMP requirements at any of our manufacturing facilities, could adversely affect our business, financial condition, operating results and cash flows.
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
•ongoing supply chain interruptions; and
•product contamination or tampering.
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
The majority of our products and product candidates are biologics. Manufacturing biologics, especially in large quantities, is complex. The products must be made consistently and in compliance with a clearly-defined manufacturing process. Problems during manufacturing may arise for a variety of reasons, including problems with raw materials, equipment malfunction and failure to follow specific protocols and procedures. Slight deviations anywhere in the manufacturing process, including obtaining materials, maintaining master seed or cell banks and preventing genetic drift, seed or cell growth, fermentation, contamination including from particulates among other things, filtration, filling, labeling, packaging, storage and shipping, potency and stability issues and other quality control testing, may result in lot failures or manufacturing shut-downs, delays in the release of lots, product recalls, spoilage or regulatory action. Such deviations may require us to revise manufacturing processes or change manufacturers. Additionally, as our equipment ages, it will need to be replaced, which has the potential to result in similar consequences. Success rates can also vary dramatically at different stages of the manufacturing process, which can reduce yields and increase costs. From time to time, we may experience deviations in the manufacturing process that may take significant time and resources to resolve and, if unresolved, may affect manufacturing output and could cause us to fail to satisfy customer orders or contractual commitments, lead to a termination of one or more of our contracts, lead to delays in our clinical trials, result in litigation, or other restrictions on the marketing or manufacturing of a product, any of which could be costly to us, damage our reputation and negatively impact our business. Regulatory action, including the issuance of FDA Form 483 and warning letters can also have an impact.
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
Our operations involve the use of hazardous materials, including chemicals, bacteria and viruses, and may produce dangerous waste products. Accordingly, we, along with the third parties that conduct clinical trials and manufacture our products and product candidates on our behalf, are subject to federal, state, local and foreign laws and regulations that govern the use, manufacture, distribution, storage, handling, exposure, disposal and recordkeeping with respect to these materials. Under the Federal Select Agent Program, pursuant to the Public Health Security and Bioterrorism Preparedness and Response Act, we are required to register with and be inspected by the Centers for Disease Control and Prevention (the "CDC") and the Animal and Plant Health Inspection Service if we have in our possession, or if we use or transfer, select biological agents or toxins that could pose a threat to public health and safety, to animal or plant health or to animal or plant products. This legislation requires stringent safeguards and security measures for these select agents and toxins, including controlled access and the screening of entities and personnel and establishes a comprehensive national database of registered entities. We are also subject to a variety of environmental and occupational health and safety laws. Compliance with current or future laws and regulations in this area can require significant costs and we could be subject to substantial fines and penalties in the event of noncompliance. In addition, the risk of contamination or injury from these materials cannot be completely eliminated. In such event, we could be held liable for substantial civil damages or costs associated with the cleanup of hazardous materials. From time to time, we have been involved in remediation activities and may be so involved in the future. Any related cost or liability might not be fully covered by insurance, could exceed our resources and could have a material adverse effect on our business, financial condition, operating results and cash flows. In addition to complying with environmental and occupational health and safety laws, we must comply with special regulations relating to biosafety administered by the CDC, HHS, U.S. Department of Agriculture and the DoD, as well as regulatory authorities in Canada and Switzerland.
PRODUCT DEVELOPMENT AND COMMERCIALIZATION RISKS
The product candidates that we work on for our CDMO customers may not be safe or effective and even if they are, we may be unable to manufacture sufficient quantities to meet demand.
We provide CDMO services for the development and/or manufacture of various product candidates. There can be no assurance that these product candidates will be safe or effective or that they will be authorized for emergency use or approved by the FDA or any other health regulatory authority. Even if product candidates are found to be safe and/or effective and receive authorization or approval by a health regulatory authority or we receive authorization to produce drug substance or drug product at our facilities, the manufacturing processes for our CDMO programs are complex. There can be no assurance that we will be able to produce sufficient clinical or commercial quantities of any product candidate in a timely basis or at all. Difficulties manufacturing COVID-19 product candidates for certain CDMO customers and the
November 2021 termination of the termination of the Center for Innovation in Advanced Development and Manufacturing agreement with BARDA for COVID-19 vaccine development and manufacturing caused us to suffer considerable reputational and financial damage and resulted in the instigation of stockholder litigation and government investigations described elsewhere in the Original Form 10-K and this Amendment. Further, our announcement in the third quarter of 2023 that we are de-emphasizing focus on our CDMO business may raise concerns regarding our ability to fulfil manufacturing commitments to our CDMO customers. Any future failure to satisfy manufacturing commitments could adversely affect our reputation, subject us to potential legal liability and harm our business, financial condition, operating results and cash flows.
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
We have invested significant efforts and financial resources in the development of our vaccines, therapeutics and medical device product candidates and the acquisition of additional product candidates. In addition to our product sales, our ability to generate revenue is dependent on a number of factors, including the success of our development programs, the USG's interest in providing development funding for or procuring certain of our product candidates, and the commercial viability of our acquired or developed product candidates. The commercial success of our product candidates can depend on many factors, including accomplishing the following in an economical manner:
•successful development, formulation and cGMP or Quality System Regulation ("QSR") scale-up of manufacturing that meets FDA and/or foreign regulatory requirements;
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
In particular, the success of NARCAN® Nasal Spray, including in over-the-counter form, is subject to commercial availability of the product and our ability to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community
Clinical trials of product candidates are expensive and time-consuming, and their outcome is uncertain. We must invest substantial amounts of time and financial resources in these trials, which may not yield viable products. Failure to obtain regulatory approval for product candidates, particularly in the United States, could materially and adversely affect our financial resources, which would adversely affect our business, financial condition, operating results and cash flows.
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
•drug immunogenicity;
•lack of efficacy of product candidates during trials;
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
Under the Public Health Service Act (the "PHSA") and the Federal Food, Drug, and Cosmetic Act (the "FDCA"), the Secretary of HHS can contract to purchase MCMs for the SNS prior to FDA approval, clearance, or other authorization of certain MCM product candidates. If the USG does not provide funding for and procure our MCM product candidates, they generally will have to be approved by the FDA through traditional regulatory mechanisms prior to sale and distribution in the United States.

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
As a manufacturer and supplier of MCMs and other approved products to the USG addressing PHTs, we must comply with numerous laws and regulations relating to the procurement, formation, administration and performance of government contracts. These laws and regulations govern how we transact business with our government clients and, in some instances, impose additional costs and related obligations on our operations. For a detailed description of the most significant regulations that affect our government contracting business, see the prior discussion under “Regulation - Government Contracting.”
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
In the United States, to obtain authorization from the FDA to market and sell any of our future drug, biologic, or vaccine products, we will be required to submit a New Drug Application (an "NDA") or Biologics License Application (a "BLA") to the FDA. Under the FDCA, the PHSA, and the FDA’s implementation of those statutes, a company must support an NDA or BLA with substantial evidence that the product candidate is effective and evidence that the product is safe. Ordinarily, the FDA requires data from adequate and well-controlled clinical trials, including Phase 3 trials conducted in patients with the disease or condition being targeted, to demonstrate that a drug meets the statutory standards for approval. Once an NDA or BLA is submitted, the FDA has substantial discretion and may refuse to accept our application or may decide that our data are insufficient to support approval and require additional pre-clinical, clinical or other studies. Even if marketing approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed, or to conditions of approval, or contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product. Likewise, the data in our device submissions may be insufficient to support approval, de novo classification or clearance where required, and we may not be able to demonstrate to the satisfaction of the FDA that our devices are safe or effective for their intended uses or, for a 510(k) device, that they are substantially equivalent to the predicate. Even if we are granted 510(k) clearances, de novo authorizations, or premarket approval application ("PMA") approvals, they may include significant limitations on the indications for use for the device.
Before we can market a new medical device, or an existing medical device for a new use, or make significant modifications to an existing product, we must first receive either clearance under Section 510(k) of the FDCA, de novo authorization, or approval of a PMA from the FDA, unless an exemption applies. These marketing submissions must also be supported by appropriate data, including in many cases clinical data. Likewise, changes to our combination products, including changes to the device constituent part, may also require a new submission to, and approval from, the FDA.
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
The process of obtaining these regulatory approvals is expensive, often takes many years if approval is obtained at all, and can vary substantially based upon the type, complexity and novelty of the product candidate involved. Changes in the regulatory approval process may cause delays in the approval or other marketing authorization, or rejection of an application. There is a high rate of failure inherent in the medical product development process, and product candidates that appear promising at early stages of development may fail for a number of reasons, and positive results from pre-clinical studies may not be predictive of similar results in human clinical trials. Similarly, promising results from earlier clinical trials of a product candidate may not be replicated in later clinical trials.
Failure to successfully develop future product candidates may materially adversely affect our business, financial condition, operating results and cash flows.
Unapproved and investigational stage products are also subject to the FDA's laws and regulations governing advertising and promotion, which prohibit the promotion of both unapproved products and unapproved uses of approved products. There is some risk that the FDA could conclude that our communications relating to unapproved products or unapproved uses of approved products constitute the promotion of an unapproved product or product use in violation of FDA laws and regulations. There is also a risk that a regulatory authority in another country could take a similar position under that country's laws and regulations and conclude that we have violated the laws and regulations related to product development, approval, or promotion in that country. If the FDA or any foreign regulatory authority determines that any of our communications constitute pre-approval promotion or promotion of an off-label use, the FDA could request that we modify our promotional materials, issue an untitled letter or warning letter, or subject us to regulatory or enforcement actions, including injunction, seizure, civil fine or criminal penalties.
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
registration and listing requirements; cGMP and QSR requirements relating to manufacturing, quality control, quality assurance, and corresponding maintenance of records and documents; advertising and promotional activities; requirements regarding the distribution of samples to physicians and related recordkeeping; and medical device design, development and manufacturing.
The FDA and other agencies, including the U.S. Department of Justice (“DOJ”) and the HHS Office of Inspector General (“OIG”), closely regulate and monitor the marketing and promotion of medical products to ensure that they are marketed in a manner consistent with the FDA-approved label. For drug products, we must promote the product in a manner consistent with the full prescribing information or, for 510(k) cleared devices, consistent with the cleared indication. The FDA, DOJ, and OIG impose stringent restrictions on manufacturers’ communications regarding unapproved/uncleared products and unapproved/uncleared uses of approved/cleared products. If we market unapproved/uncleared products or market our approved/cleared products for unapproved/uncleared indications, we may be subject to enforcement action. Violations of the FDCA and other statutes, including the False Claims Act, relating to the promotion and advertising of prescription products may lead to investigations and enforcement actions alleging violations of federal and state health care fraud and abuse laws, as well as state consumer protection laws.
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
•delay in or refusal to approve, clear or authorize pending PMA applications, 510(k) premarket submissions, or de novo authorization requests;
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

Further, the Inflation Reduction Act of 2022 (the “IRA”), was signed into law on August 16, 2022. While the IRA is still subject to rulemaking (with more information to come via guidance documents from the responsible federal agencies), the IRA, as written, will, among other changes, give HHS the ability and authority to directly negotiate with manufacturers the price that Medicare will pay for certain high-priced drugs. The IRA will also require manufacturers of certain Part B and Part D drugs to issue to HHS rebates based on certain calculations and triggers (i.e., when drug prices increase and outpace the rate of inflation). At this time, we cannot predict the implications the IRA provisions will have on our business. These types of laws may have a significant impact on our ability to set a product price we believe is fair and may adversely affect our ability to generate revenue and achieve or maintain profitability.
Additionally, in October 2020, HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program ("SIP"), to import certain prescription drugs from Canada into the United States. The final rule is currently the subject of ongoing litigation. At least six states (Vermont, Colorado, Florida, Maine, New Mexico, and New Hampshire) have passed laws allowing for the importation of drugs from Canada, and at least three states (Colorado, Florida, and New Mexico) have submitted SIPs to the FDA for review and approval.
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
If we fail to comply with foreign, federal, state and local health care laws, including fraud and abuse laws, health information privacy and security laws, and antitrust laws, we could face substantial penalties and our business, results of operations, financial condition and prospects could be adversely affected.
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
•the U.S. federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which imposes criminal and civil liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any health care benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any health care benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statement, in connection with the delivery of, or payment for, health care benefits, items or services. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
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
•the Physician Payments Sunshine Act and its implementing regulations require certain manufacturers of drugs, biologics, medical devices and medical supplies for which payment is available under Medicare, Medicaid or the Centers for Medicare & Medicaid Services (“CMS”) to report certain payments and transfers of value made to U.S. physicians, other healthcare providers and teaching hospitals, and ownership or investment interests held by physicians, other healthcare providers and their immediate family members; and
•state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws, which may apply to items or services reimbursed by any third-party payor, including commercial insurers; state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts; state, local and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, obtain pharmaceutical agent licensure, and/or otherwise restrict payments that may be made to health care providers and entities; and state, local and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to health care providers or entities, or marketing expenditures.
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
Efforts to ensure that our business arrangements with third parties comply with health care laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving fraud and abuse or other health care laws and regulations. If our operations are found to be in violation of any of these laws, we may be subject to significant civil, criminal and administrative penalties, damages, fines, individual imprisonment, integrity obligations, exclusion from government funded health care programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations. If a third party fails to comply with applicable laws and regulations while acting on our behalf, we may also be subject to criminal, civil, and administrative penalties, including those listed above.
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
•decreased product demand; and
•injury to our reputation.
Moreover, an adverse outcome, or the imposition of penalties or sanctions for failing to comply with applicable fraud and abuse and antitrust laws, could adversely affect us and may have a material adverse effect on our business, results of operations, financial condition and cash flows.
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
To be eligible to have our products paid for with federal funds under the Medicaid and Medicare Part B programs and purchased by certain federal agencies and grantees, we also must participate in the DVA FSS pricing program. To participate, we are required to enter into an FSS contract with the DVA, under which we must make our innovator “covered drugs” available to the “Big Four” federal agencies--the DVA, the DoD, the PHS (including the Indian Health Service), and the Coast Guard--at pricing that is capped under a statutory federal ceiling price ("FCP") formula set forth in Section 603 of the Veterans Health Care Act of 1992 (the "VHCA"). The FCP is based on a weighted average wholesale price known as the Non-Federal Average Manufacturer Price ("Non-FAMP"), which manufacturers are required to report on a quarterly and annual basis to the DVA. Under the VHCA, knowingly providing false information in connection with a Non-FAMP filing can subject us to significant penalties for each item of false information. If we overcharge the government in connection with our FSS contract or Section 703
Agreement, whether due to a misstated FCP or otherwise, we are required to disclose the error and refund the difference to the government. The failure to make necessary disclosures and/or to identify contract overcharges can result in allegations against us under the False Claims Act and other laws and regulations. Unexpected refunds to the government, and responding to a government investigation or enforcement action, can be expensive and time-consuming, and could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
From time to time, we sell unapproved MCMs to government entities under certain circumstances. While this is permissible in some cases, the extent to which we may be able to lawfully offer to sell and sell unapproved products in many jurisdictions may be unclear or ambiguous. Such sales could subject us to regulatory enforcement action, product liability and reputational risk.
Under certain and narrow circumstances, MCMs may be procured by government entities prior to approval by the FDA or other regulatory authorities, a practice which we follow in connection with certain MCMs, including TROBIGARD (and CYFENDUS, prior to its approval by the FDA) in the United States. In the United States, the Secretary of HHS has the authority to contract to purchase MCMs for the SNS prior to FDA approval of the relevant MCM in specified circumstances. The FDA also has the authority to permit the emergency use of medical products that have not yet been approved by the FDA under an EUA. An EUA terminates when the EUA is revoked or the emergency declaration underlying the EUA terminates. An EUA is not a long-term alternative to obtaining FDA approval, licensure, clearance, or other marketing authorization for a product. An EUA has not been granted for TROBIGARD. Absent an applicable exception, our MCM product candidates generally will have to be approved, licensed, or cleared by the FDA or other regulatory authorities in the relevant country through traditional pathways before we can sell those products to governments. Additionally, the laws in certain jurisdictions regarding the ability of government entities to purchase unapproved product candidates can be ambiguous, and the permissibility of exporting unapproved products from the United States and importing them to foreign countries may be unclear in some instances. Nevertheless, government bodies, such as U.S. federal entities other than HHS, state and local governments within the United States, and foreign governments have sought and may further seek to procure our MCM product candidates that are not yet approved. In this situation, we would expect to assess the permissibility and liability implications of supplying our product candidates to such entities on a case-by-case basis, which presents certain challenges, both in the case of U.S. and foreign governments, and particularly under emergency conditions. In addition, agencies or branches of one country’s government may take different positions regarding the permissibility of such sales than another country’s government or even other agencies or branches of the same government. If local enforcement authorities disagree with our conclusion that such activities are permissible, they may take enforcement action against us.
In addition, the sale of unapproved products also could give rise to product liability claims for which we may not be able to obtain adequate indemnification or insurance coverage. For example, despite liability protections applicable to claims arising under U.S. law and resulting from the use of certain unlicensed or unauthorized MCMs, such as a declaration issued under the PREP Act, plaintiffs still may bring lawsuits, alleging among other things, that their claims are not barred under the PREP Act.
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
As of January 1, 2021, the Medicines and Healthcare products Regulatory Agency (the "MHRA"), became responsible for supervising medicines and medical devices in Great Britain, comprising England, Scotland and Wales under domestic law, whereas Northern Ireland continues to be subject to European Union rules under the Northern Ireland Protocol. The MHRA relies on the Human Medicines Regulations 2012 (SI 2012/1916) (as amended) (the "HMR"), as the basis for regulating medicines. The HMR has incorporated into the domestic law of the body of European Union law instruments governing medicinal products that pre-existed prior to the United Kingdom's withdrawal from the European Union. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, may force us to restrict or delay efforts to seek regulatory approval in the United Kingdom for our product candidates, which could significantly and materially harm our business.
Laws and regulations governing international operations may preclude us from developing, manufacturing and selling certain products outside of the United States, require us to develop and implement costly compliance programs, and if violated, can lead to financial and other impacts.
As we continue to expand our commercialization activities outside of the United States, we are subject to an increased risk of violating, and must dedicate additional resources towards avoiding inadvertently conducting activities in a manner that violates, the U.S. Foreign Corrupt Practices Act (the "FCPA"), the U.K. Bribery Act, Canada's Corruption of Foreign Public Officials Act, and other similar foreign anti-bribery laws that prohibit corporations and individuals from corruptly paying, offering to pay, or authorizing the payment of anything of value, directly or indirectly, to any foreign government official, government staff member, political party or party official, or political candidate in an attempt to influence a person working in an official capacity or otherwise obtain an improper advantage. The FCPA also obligates companies whose securities are listed in the United States to comply with certain accounting provisions requiring the Company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations. Some anti-bribery laws also apply to private sector bribery. Compliance with the FCPA and other anti-bribery laws is expensive and difficult, particularly in countries in which corruption is a recognized problem. In addition, the FCPA presents particular challenges in the pharmaceutical industry, because, in many countries, hospitals and other parts of the health system are operated by the government, and doctors, hospital employees, and other health care providers are considered foreign officials. Certain payments to hospital employees and other health care professionals in connection with clinical trials and other work have been deemed to be improper payments to government officials and have led to FCPA enforcement actions.
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
NARCAN® (naloxone HCl) Nasal Spray is currently subject to generic and branded competition and may be subject to additional generic and branded competition in the future. If demand for OTC NARCAN® Nasal Spray outpaces current estimates, there could be supply challenges to meet demand.
NARCAN® Nasal Spray currently faces generic competition. In 2016, Teva Pharmaceuticals Industries Limited and Teva Pharmaceuticals USA (collectively, "Teva") filed an Abbreviated New Drug Application (an "ANDA") seeking regulatory approval to market a generic version of NARCAN®. In patent litigation related to Teva’s ANDA filing, a trial court decided in favor of Teva, and this decision was subsequently affirmed by the Court of Appeals for the Federal Circuit.
The FDA approved Teva's ANDA on April 19, 2019. On December 22, 2021, Teva commenced the launch of its generic naloxone nasal spray. As part of state settlements, including in Florida, Texas, Rhode Island, and West Virginia, Teva has agreed to supply Medication- Assisted Treatment (MAT) and generic opioid overdose reversal agents, like naloxone, to states at no cost in lieu of additional monetary compensation. The terms of these product donation agreements stretch 10 to 15 years. Currently, the Teva product remains Rx-only but may be switched to OTC, which could provide increased competition for NARCAN® Nasal Spray.

NARCAN® also faces generic competition from Padagis LLC ("Padagis"). Prior to Padagis' separation from Perrigo UK FINCO Limited Partnership ("Perrigo") in 2021, Perrigo filed its own ANDA for generic naloxone nasal spray in 2018. Emergent settled with Perrigo on February 12, 2020 providing for a license effective upon the Teva litigation decision. In June 2022, the FDA approved the ANDA and Padagis launched its prescription generic naloxone nasal spray. On July 18, 2023, the FDA approved an Rx-to-OTC switch of Padagis’ product. In March 2023, Amneal Pharmaceuticals, Inc. announced that the FDA had accepted for review Amneal’s ANDA for generic naloxone nasal spray.

Sales of generic versions of NARCAN® at prices lower than our branded product or provided at no cost by Teva, Padagis and Amneal (pending approval) have the potential to erode our sales and could impact our product revenue related to NARCAN.
NARCAN® Nasal Spray also faces branded competition from RiViveTM (naloxone HCl nasal spray 3mg), a branded product developed by Harm Reduction Therapeutics; Kloxxado™, (naloxone HCI nasal spray 8mg), a branded product developed by Hikma Pharmaceuticals, Inc., Amphastar Pharmaceuticals, Inc.'s naloxone injection product, Teleflex Medical Inc.'s Intranasal Mucosal Atomization Device and Zimhi™ (naloxone), a branded injectable product developed by Adamis Pharmaceuticals Corporation.
NARCAN® may also face additional generic and branded competition in the future.
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
In order for the FDA to grant orphan drug designation to one of our products, the agency must find, among other requirements, that the product is being or will be investigated for a condition or disease with a patient population of fewer than 200,000 individuals in the United States, or, for a vaccine, diagnostic drug, or preventive drug, it will be administered to fewer than 200,000 persons per year in the United States. Alternatively, the FDA may determine that there is no reasonable expectation that the costs of research and development of the drug can be recovered from sales of the drug in the United States. The FDA may conclude that the condition or disease for which we seek orphan drug designation does not meet this standard. Even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different products can be approved for the same condition. In addition, even after a product receives orphan drug exclusivity, the FDA can subsequently approve the same product for the same condition if the FDA or such authorities conclude that the later product is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care; if the FDA determines that the holder of orphan drug exclusivity cannot ensure the availability of sufficient quantities of the product to meet the needs of patients with the rare disease or condition; or if the holder of orphan drug exclusivity consents to the approval of such subsequent product. Additionally, the FDA may revoke orphan drug designation if the FDA determines that the request for designation contained an untrue statement of material fact, omitted material information, or the FDA subsequently finds that the drug in fact had not been eligible for orphan drug designation at the time of submission of the request for designation.
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
Claims by other parties of alleged patent infringement could delay, stop or affect the development and commercialization of our products and product candidates. Such challenges, while ongoing, could be costly, requiring and utilizing company resources. Such challenges, if successful, may impact marketing or launch of products, or require ongoing license and/or royalty fees associated with potential settlement agreements. These challenges may have the potential to materially harm our business, financial condition, operating results, and cash flows.
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
Certain of our products are approved as drug products under the provisions of the FDCA, which may render it susceptible to potential competition from generic manufacturers via the Hatch-Waxman Act and ANDA process. Other of our products may be susceptible to challenges by entry of biosimilars through the route established under the Biologics Price Competition and Innovation Action of 2009.
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
We purchase certain supplies used in our manufacturing processes from non-exclusive, or single sources due to quality considerations, costs or constraints resulting from regulatory requirements. We depend on certain single-source suppliers for key materials and services necessary to manufacture the majority of our products and certain product candidates. For example, we rely on a single-source supplier to provide us with Alhydrogel in sufficient quantities to meet our needs to manufacture CYFENDUS and BioThrax vaccines and the specialty plasma in our hyperimmune specialty plasma products and certain ingredients for the ACAM2000 vaccine. We also rely on single-source suppliers for the materials necessary to produce NARCAN®, such as the naloxone active pharmaceutical ingredient and other excipients, along with the vial, stopper and device.

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
We depend on third parties, such as independent clinical investigators, contract research organizations and other third-party service providers, to conduct the clinical and non-clinical trials of our product candidates and expect to continue to do so. We rely heavily on these third parties for successful execution of our clinical and non-clinical trials, but do not exercise day-to-day control over their activities. Our reliance on these service providers does not relieve us of our regulatory responsibilities, including ensuring that our trials are conducted in accordance with good clinical practice regulations and the plan and protocols contained in the relevant regulatory application. In addition, these organizations may not complete these activities on our anticipated or desired timeframe. We also may experience unexpected cost increases that are beyond our control. Problems with the timeliness or quality of the work of a contract research organization or other third party may lead us to seek to terminate the relationship and use an alternative service provider, which may prove difficult, costly and result in a delay of our trials. Any delay in or inability to complete our trials could delay or prevent the development, approval and commercialization of our product candidates.
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
We rely significantly on information technology systems and any cyber security incidents, unauthorized access or other failure, inadequacy, interruption or security lapse of that technology could harm our ability to operate our business effectively or result in data leakage of proprietary or confidential business or employee information.
Our business is increasingly dependent on critical, complex and interdependent information technology systems, including Internet-based systems, to support business processes as well as internal and external communications. We previously contracted with the USG and pharmaceutical companies for the development and manufacture of a significant quantity of COVID-19 vaccines which, raised our security profile, and heightened potential risks that malicious actors may seek to disrupt our systems or misappropriate our information. The size and complexity of our computer systems and those of many of our business partners, collaborators and other third parties make them potentially vulnerable to interruption, invasion, computer viruses, destruction, unauthorized or malicious intrusion and additional related disruptions, which may result in the impairment of production and key business processes. Our systems and information are also potentially vulnerable to cyber security incidents through user error, phishing scams or malfeasance, as well as cyber security incidents involving our employees, business partners, collaborators or other third parties, any of which may expose sensitive data to unauthorized persons. Our systems and those of our business partners and collaborators have in the past been, and in the future likely will be subject to computer viruses, malicious codes, unauthorized access and other cyber security incidents. We are not aware of any significant impact on our operations or financial results from such incidents although, as of the date of this report, we are assessing the potential impact of a cyber security incident involving misuse of authorized access by a business partner of which we became aware in October 2023.
No system of protection is adequate to protect against all such threats, even if they are deemed to be industry standard, and there can be no assurance that we will be able to repel any such attacks. Cyber security incidents could lead to the loss of trade secrets or other intellectual property or the public exposure of personal information, including sensitive personal information, of our employees, clinical trial patients, customers and others. Responding to any such threats may also be expensive and time-consuming. Any such unauthorized access to our information, whether through an incident involving our information technology systems or those of our business partners, collaborators or other third parties, could disrupt our business operations, result in the loss of assets, and have a material adverse effect on our reputation, business, financial condition, or results of operations. While the Company has experienced non-material cyber incidents involving third-party vendors, the Company's continued use of third parties in its business yields the potential for material cyber security incidents that may harm business operations.
A significant business disruption or a breach in security resulting in misappropriation, theft or sabotage with respect to proprietary or confidential business or employee information could result in significant financial losses, legal, business or reputational harm to us, compromise our business prospects and our commitments to the USG or other customers, any of which could materially and adversely affect our business, financial condition and operating results.
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
The amount of insurance that we currently hold may not be adequate to cover all liabilities that we may incur. Further product liability insurance may be difficult and expensive to obtain. We may not be able to maintain insurance coverage at a reasonable cost and we may not be able to obtain insurance coverage that will be adequate to satisfy all potential liabilities. For example, we may not have sufficient insurance against potential liabilities associated with a possible large-scale deployment of BioThrax vaccine as a countermeasure to a bioterrorism threat. We rely on PREP Act protection for BioThrax, raxibacumab, ACAM2000, Anthrasil, BAT and VIGIV products, and SAFETY Act protection for BioThrax and RSDL products in addition to our insurance coverage to help mitigate our product liability exposure for these products. Additionally, potential product liability claims related to our commercial products, including NARCAN®, may be made by patients, health care providers or others who sell or consume these products. Such claims may be made even with respect to those products that possess regulatory approval for commercial sale. Claims or losses in excess of our product liability insurance coverage could have a material adverse effect on our business, financial condition, operating results and cash flows.

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
We may not have sufficient funds or be able to obtain additional financing to pay the amounts due under our indebtedness. In addition, failure to comply with the covenants under our Senior Secured Credit Facilities and other debt agreements, including the maintenance of a specified consolidated net leverage ratio, debt service coverage ratio, consolidated EBITDA level, minimum liquidity level and required liquidity raise under our Senior Secured Credit Facilities, could result in an event of default under those agreements. An event of default could result in the acceleration of amounts due under a particular debt agreement and a cross default and acceleration under other debt agreements, and we may not have sufficient funds to pay or be able to obtain additional financing to make any accelerated payments.
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
Our hedging programs have been, and any hedging program we initiate in the future will be subject to counterparty default risk.
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
If we raise funds by issuing equity securities, including through our "at-the-market" equity program, our stockholders may experience dilution. Debt financing, if available, may involve agreements that include covenants, like those contained in our Senior Secured Credit Facilities and the indenture governing the Senior Unsecured Notes, limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, pursuing acquisition opportunities or declaring dividends. If we raise funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish valuable rights to our technologies or product candidates or grant licenses on terms that may not be favorable to us. Our Senior Secured Credit Facilities as well as the indenture governing the Senior Unsecured Notes restrict our ability to incur additional indebtedness.
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
Impairment charges to our intangible assets or property, plant and equipment could have a material adverse effect on our business, results of operations and financial condition.
In accordance with GAAP, we are required to assess the value of our intangible assets and goodwill annually, or more frequently whenever events or changes in circumstances indicate potential impairment, such as changing market conditions or any changes in key assumptions. If the testing performed indicates that an asset may not be recoverable, we are required to record a non-cash impairment charge for the difference between the carrying value of the asset and its implied fair value in the period the determination is made.
We also periodically monitor the remaining net book values of our property, plant and equipment, or whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. For example, following the filing date of the Original Form 10-K, we performed recoverability tests on certain asset groups within the CDMO reporting unit during the three months ended June 30, 2023, and allocated and recognized a non-cash impairment charge of $306.7 million during the three months ended June 30, 2023 related to certain CDMO long-lived assets.
In addition, we annually perform a goodwill impairment evaluation, during the fourth quarter, or sooner if triggering events are identified. Following the filing date of the Original Form 10-K, during the three months ended September 30, 2023 as a result of continued market volatility, including significant declines in our market capitalization and revised financial outlook, we determined that a triggering event had occurred that required an evaluation of our goodwill for potential impairment. As a result of the quantitative assessments, we determined that our goodwill, which related to the MCM reporting unit within the Products segment, was fully impaired and recorded a $218.2 million non-cash goodwill impairment charge during the three months ended September 30, 2023.
We have a significant amount of intangible assets and property, plant and equipment on our balance sheet. The impairment tests require us to make an estimate of the fair value of our reporting units. An impairment could be recorded as a result of changes in assumptions, estimates or circumstances, some of which are beyond our control. Since a number of factors may influence determinations of fair value, we are unable to predict whether impairments of intangible assets and property, plant and equipment will occur in the future, and we can provide no assurance that continued conditions will not result in future impairments of these assets. The future occurrence of a potential indicator of impairment could include matters such as (i) a decrease in expected net earnings, (ii) adverse equity market conditions, (iii) a decline in current market multiples, (iv) a decline in our common stock price, (v) a significant adverse change in legal factors or the general business climate, and (vi) an adverse action or assessment by a regulator. Any such impairment would result in us recognizing a non-cash charge in our consolidated balance sheets, which could adversely affect our business, results of operations and financial condition.
The accuracy of our financial reporting depends on the effectiveness of our internal control over financial reporting.
We have identified material weaknesses in our internal control over financial reporting and have restated prior period financial statements that resulted from one of these material weaknesses, which may raise questions regarding the accuracy and reliability of our financial statements and our ability to report accurately in the future.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. As described in Part II, Item 9A, “Controls and Procedures – Management’s Report on Internal Control Over Financial Reporting” in this Amendment, during the process of preparing the financial statements as of and for the year ended December 31, 2022, we determined that we had a material weakness related to our inventory accounting. Subsequently, in connection with the preparation of the financial statements as of and for the periods ended September 30, 2023, we determined that we had a material weakness related to the calculation and review of the Company's net state deferred tax liability and that this material weakness had existed as of December 31, 2022 and resulted in a material misstatement to our consolidated financial statements for the period ended December 31, 2022. Due to the existence of these material weaknesses, our management concluded that as of December 31, 2022 our internal control over financial reporting was not effective and we were required to restate prior period financial statements, including disclosing that the financial statements included in the Original Form 10-K could no longer be relied upon and filing this Amendment to restate our financial statements.

We determined that we remediated our internal weakness with respect to inventory accounting as of March 31, 2023 and we are taking steps to remediate the material weakness related to the calculation and review of net state deferred tax liability. In addition, we have restated the financial statements included in the Original Form 10-K to correct the errors that were identified as a result of the material weakness regarding our calculation and review of the Company's net state deferred tax liability, and corrected other unrelated errors that were addressed as out-of-period adjustments in previously filed financial statements that were not material, individually or in the aggregate, to those financial statements. However, we cannot provide any assurance that the measures we have taken to date and we intend to implement will be sufficient to remediate the material weakness regarding net state deferred tax liability that we have identified, or to avoid additional material weaknesses from occurring in the future. The material weaknesses in our internal control over financial reporting and the restatement of our prior financial statements may raise significant questions regarding the accuracy and reliability of our filed financial statements and our ability to report in an accurate and timely manner in the future. These material weaknesses and resulting errors in our financial statements, or those that may occur in the future, could have an adverse effect on our ability to meet our reporting obligations, which could cause our investors to lose confidence in our publicly reported information, cause the market price of our stock to decline, harm our reputation, business and financial results, and expose us to stockholder litigation and sanctions or investigations by the SEC or other regulatory authorities.
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
RISKS RELATED TO STRATEGIC ACQUISITIONS, DIVESTITURES AND COLLABORATIONS
We may not be successful in identifying, structuring or acquiring businesses and products to drive our growth.
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
If we are unsuccessful in our efforts to identify and acquire other companies, products, or in-license and develop additional products, or if we acquire or in-license unproductive assets, it could have a material adverse effect on the growth of our business, and we could be compelled to record significant impairment charges to write-down the carrying value of our acquired intangible assets, which could materially harm our business, financial condition, operating results and cash flows.
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
There can be no assurance that we will be able to realize in full the expected benefits of the transaction. If we are unable to or do not realize the expected strategic, economic, or other benefits of the transaction, it could adversely affect our business and financial position.
RISKS RELATED TO OWNERSHIP OF OUR COMMON STOCK
Our business or our share price could be negatively affected as a result of the actions of stockholders.
In recent years, some stockholders have placed increasing pressure on publicly traded companies in our industry and others to effect changes to corporate governance practices, executive compensation practices, social and environmental practices and to undertake certain corporate actions. This may be true even if they only hold a minority of shares. In addition, many institutional investors are increasingly focused on environmental, social, and corporate governance ("ESG") factors. These investors may be seeking enhanced ESG disclosures or to implement policies adverse to our business. There can be no assurances that stockholders will not publicly advocate for us to make corporate governance changes or engage in certain corporate actions. Responding to challenges from stockholders, such as proxy contests, media campaigns or other public or private means, could be costly and time consuming and could have an adverse effect on our reputation and divert the attention and resources of management and our board of directors, which could have an adverse effect on our business and operational results. Any such stockholder actions or requests, or the mere public presence of stockholders with a reputation for taking such actions among our investor base, could also cause the market price of our common stock to experience periods of significant volatility.
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
Our stock price has been, and is likely to continue to be, volatile. The market price of our common stock could fluctuate significantly for many reasons, including in response to the risks described in this “Risk Factors” section, or for reasons unrelated to our operations, such as reports by industry analysts, investor perceptions or negative announcements by our customers, competitors or suppliers regarding their own performance, as well as industry conditions and general financial, economic and political instability. From November 15, 2006, when our common stock first began trading on the New York Stock Exchange, through November 29, 2023, our common stock has traded as high as $137.61 per share and as low as $1.81 per share. The market price of our common stock may be influenced by many factors, including, among others:
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
Our board of directors is authorized, without stockholder approval, to cause us to issue additional shares of our common stock or to raise capital through the issuance of preferred shares or the sale of debt securities that are convertible into common stock, options, warrants and other rights, on terms and for consideration as our board of directors in its sole discretion may determine. In addition, under the Credit Agreement Amendment that we entered into subsequent to the filing of the Original Form 10-K, we are required to increase our liquidity by April 30, 2024 by raising at least $75.0 million of equity or unsecured indebtedness. We also require substantial additional funding to be able to continue as a going concern and we may seek to achieve such funding through future sales of our common stock or other securities convertible into our common stock. Sales of substantial amounts of our common stock or the issuance of preferred shares, convertible debt, options, restricted stock units, performance stock units, warrants and other rights, or the perception that such sales or issuances could occur could cause the market price of our common stock to decrease significantly. We cannot predict the effect, if any, of future sales of our common stock or any preferred shares, convertible debt securities, options, restricted stock units, performance stock units, warrants or other rights or the availability of our common stock for future sales on the value of our common stock.
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

ITEM 2. PROPERTIES
We own and lease approximately 1.6 million square feet of building space for development and manufacturing, laboratories, fill/finish facility services, offices and warehouse space for the conduct of our businesses at 25 locations in North America and Europe. Properties that have been leased expire on various dates between 2023 and 2034. Principal locations include:

Location	Use	Approximate square feet	Owned/leased	Operating Segment
Lansing, Michigan	Manufacturing operations, office and laboratory space.	336,000	Owned	Products & Services
Winnipeg, Manitoba, Canada (Revised)	Manufacturing operations, office and laboratory space.	160,000 (Owned); 15,800 (Leased)	Owned/Leased	Products & Services
Gaithersburg, Maryland	Laboratory space, office space and rental real estate.	173,000	Owned	Products & Services
Canton, Massachusetts	Manufacturing operations and warehouse space.	122,508 (Owned); 27,000 (Leased)	Owned/Leased	Products & Services
Baltimore, Maryland (Bayview)	Manufacturing facilities, office and laboratory space.	112,000	Owned	Products & Services
Elkridge, Maryland	Warehouse space.	103,182	Leased	Products & Services
Baltimore, Maryland (Camden)	Manufacturing facilities, office and laboratory space.	86,900 (Owned); 41,000 (Leased)	Owned/Leased	Products & Services
Rockville, Maryland	Manufacturing facilities, office and warehouse space.	84,295	Owned	Products & Services
Bern, Switzerland	Manufacturing operations, office and laboratory space.	81,000	Owned	Products
San Diego, California	Manufacturing facilities and office space.	66,012	Leased	Products
Each property is considered to be in good condition, adequate for its purpose, and suitably utilized according to the individual nature and requirements of the relevant operations. Our policy is to improve and replace property as considered appropriate to meet the needs of the individual operations.
PART II
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis is meant to provide material information relevant to an assessment of the financial condition and results of operations of our company, including an evaluation of the amounts and uncertainties of cash flows from operations and from outside resources, so as to allow investors to better view our company from management’s perspective. You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes and other financial information included elsewhere in this Amendment. Some of the information contained in this discussion and analysis or set forth elsewhere in this Amendment, including information with respect to our plans and strategy for our business and financing, includes forward-looking statements that involve risks and uncertainties. You should carefully review the "Cautionary Note Regarding Forward-Looking Statements" and "Risk Factors" sections of this Amendment for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
RESTATEMENT
As part of the Company’s quarterly review process related to the preparation of its unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2023, the Company determined that its net state deferred tax liability was overstated as of December 31, 2022, resulting in an understatement of the income tax benefits reflected on the Company’s consolidated statement of operations. This material error was associated with the use of incorrect state tax rates in the calculation of state deferred tax assets and related valuation allowances, which are non-cash items that resulted in an understatement of the Company's income tax benefit of $11.7 million for the year ended December 31, 2022. The Company has determined that the correction of this misstatement is material to the Company’s previously reported results of operations and require a restatement of the Company’s audited consolidated financial statements as of and for the year ended December 31, 2022. In connection with the restatement to correct this material error, the Company determined that it is appropriate to revise the financial statements as of and for the years ending December 31, 2022, 2021 and 2020 included in this Form 10-K/A to correct other unrelated immaterial errors that were previously either unrecorded or recorded as out-of-period adjustments.
The effects of the restatement and immaterial revisions, including the related income tax impacts, have been corrected in all impacted tables and footnotes throughout these consolidated financial statements. For additional information and a detailed discussion of these error corrections, refer to Item 8 of Part II, "Financial Statements and Supplemental Data — Notes to Consolidated Financial Statements — Note 2, Restatement of consolidated financial statements".
For a description of the control deficiency identified by management as a result of the investigation and our internal reviews, and management's plan to remediate this deficiency, see Item 9A of Part II, "Controls and Procedures".
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
•Anthrax vaccines, including our AV7909 (Anthrax vaccine adsorbed (AVA), adjuvanted) procured product candidate being developed as a next-generation anthrax vaccine for post-exposure prophylaxis, which is now known as CYFENDUSTM and was approved by the FDA in Q2 2023, and BioThrax® (Anthrax Vaccine Adsorbed), the only vaccine licensed by the FDA for the general use prophylaxis and post-exposure prophylaxis of anthrax disease;
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
Management believes that the assumptions and estimates related to the provision for income taxes are critical to the Company’s results of operations. For the year ended December 31, 2022, income tax benefit totaled $7.4 million. For every 1% change in the 2022 effective rate, income tax expense would have changed by approximately $2.2 million.
For additional information on our uncertain tax positions and income tax expense, please see Note 14, "Income taxes" to our consolidated financial statements included in this Amendment.

RESULTS OF OPERATIONS
Consolidated and Segment Operating Results:

	Year ended December 31,
	2022	2021	$ Change	% Change
(in millions)	(Restated)	(Revised)
Revenues:
Product sales, net:
Nasal Naloxone Products	$373.7	$434.3	$(60.6)	(14)%
Anthrax Vaccines	274.3	259.8	14.5	6%
ACAM2000	63.4	206.5	(143.1)	(69)%
TEMBEXA	117.6	—	117.6	NM
Other product sales	137.2	123.3	13.9	11%
Total product sales, net	966.2	1,023.9	(57.7)	(6)%

Services:
CDMO - Services	105.0	310.3	(205.3)	(66)%
CDMO - Leases	4.9	305.2	(300.3)	(98)%
Total services revenues	109.9	615.5	(505.6)	(82)%

Contracts and grants	41.4	134.2	(92.8)	(69)%

Total revenues	1,117.5	1,773.6	(656.1)	(37)%

Operating expenses:
Cost of product sales	424.6	382.6	42.0	11%
Cost of services	268.5	365.5	(97.0)	(27)%
Research and development	188.3	235.2	(46.9)	(20)%
Selling, general and administrative	339.5	348.7	(9.2)	(3)%
Goodwill impairment	6.7	41.7	(35.0)	(84)%
Amortization of intangible assets	59.9	58.5	1.4	2%
Total operating expenses	1,287.5	1,432.2	(144.7)	(10)%

Income (loss) from operations	(170.0)	341.4	(511.4)	NM

Other income (expense):
Interest expense	(37.3)	(34.5)	(2.8)	8%
Other, net	(11.7)	(3.7)	(8.0)	NM
Total other income (expense), net	(49.0)	(38.2)	(10.8)	28%

Income (loss) before income taxes	(219.0)	303.2	(522.2)	NM
Income tax provision (benefit)	(7.4)	83.7	(91.1)	NM
Net income (loss)	$(211.6)	$219.5	$(431.1)	NM

NM - Not meaningful

Year Ended December 31, 2022 Compared with Year Ended December 31, 2021
Revenues and gross margin
Total revenues decreased $656.1 million to $1.1 billion in 2022. The decrease was primarily due to a decrease in Services revenue of $505.6 million, coupled with decreases in Contracts and Grants revenue of $92.8 million and Products revenue of $57.7 million.
Consolidated gross margin percentage decreased 19 percentage points to 36%. The decrease was primarily due to decreases in the Services segment and Products segment gross margins of $408.6 million and $99.7 million, respectively. Consolidated gross margin percentage excludes contracts and grants revenues because the related costs are R&D expenses.
See "Segment Results" for an expanded discussion of revenues and gross profit.
Unallocated corporate expenses
Research and Development Expenses
R&D expenses decreased $46.9 million to $188.3 million in 2022. The decrease was largely due to the non-cash write-off in 2021 of $38.0 million of the contract asset associated with the completion of the BARDA COVID-19 Development Public Private Partnership (as defined below), coupled with a decrease in spending for the Company's COVID-19 therapeutic product candidates along with a number of other developmental activities, partially offset by an increase in costs associated with the Company's Phase 3 study of our chikungunya virus-like particle vaccine candidate and pre-launch inventory related to CGRD-001.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased $9.2 million to $339.5 million in 2022. The decrease was due to lower professional services and marketing expenses partially offset by increased employee costs, primarily due to increased travel costs. Selling, general and administrative costs as a percentage of total revenue increased 10.7 percentage points to 30.4% for the year ended December 31, 2022. The increase was due to a decrease in revenues during the period, partially offset by a decrease in selling, general and administrative expenses during the period.
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
Total other income (expense), net
Total other expense, net increased $10.8 million to an expense of $49.0 million in 2022. The increase was due to a write-off of a tax indemnity receivable, which is offset in income tax provision, and unrealized foreign currency losses recorded related to the remeasurement of certain intercompany balances. Interest expense was largely consistent between periods.

Income tax provision
Income tax provision decreased $91.1 million to an income tax benefit of $7.4 million for the year ended December 31, 2022. The decrease was largely due to the decline in income before income taxes. The effective tax rate was 3% for the year ended December 31, 2022 as compared to 28% in 2021. The effective annual tax rate decreased largely due to the impact of a valuation allowance charge in the U.S., state and foreign jurisdictions, a charge due the Company’s indefinite reinvestment assertion, GILTI, and other permanent items. This is partially offset by tax credits, favorable rates in foreign jurisdictions, and the release of an indemnified unrecognized tax benefit.
SEGMENT RESULTS
PRODUCTS SEGMENT

(in millions)	Products Segment
	Year Ended December 31,
	2022	2021	% Change
	(Restated)	(Revised)
Revenues	$966.2	$1,023.9	(6)%

Cost of sales	$424.6	$382.6	11%
Less: Changes in fair value of contingent consideration	2.6	2.9	(10)%
Less: Inventory step-up provision	51.4	—	NM
Adjusted cost of sales (1)	$370.6	$379.7	(2)%

Gross margin (2)	$541.6	$641.3	(16)%
Gross margin % (2)	56%	63%

Adjusted gross margin (3)	$595.6	$644.2	(8)%
Adjusted gross margin % (3)	62%	63%

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
Cost of Sales and Gross Margin
Cost of product sales increased $42.0 million, or 11%, to $424.6 million in 2022. The increase was primarily due to cost of sales for TEMBEXA following our 2022 acquisition of the worldwide rights for TEMBEXA. Excluding the acquisition related product costs, cost of product sales decreased $18.1 million, primarily due decreases in royalties paid for NARCAN sales and ACAM2000 product sales which were due to a reduced number of units sold to the USG and decreased expenses at our Bern facility due to higher facility utilization versus prior year. These were partially offset by inventory write-offs, primarily related to AV7909 and ACAM2000 and higher costs due to under-utilized capacity at our facilities.
Product gross margin percentage decreased 7 percentage points to 56% in 2022. The decrease was largely due to decreased sales volumes and inventory write-offs combined with a less favorable mix weighted more heavily to lower margin products. Adjusted gross margin percentage decreased 1 percentage point to 62% in 2022. Adjusted gross margin excludes the impact of non-cash items related to the changes in the fair value of contingent consideration of $2.6 million and the inventory step-up provision TEMBEXA inventory of $51.4 million.
SERVICES SEGMENT

	Services Segment
	Year Ended December 31,
	2022	2021	% Change
(in millions)	(Restated)	(Revised)
Revenues	$109.9	$615.5	(82)%

Cost of sales	$268.5	$365.5	(27)%

Gross margin (1)	$(158.6)	$250.0	NM
Gross margin % (1)	(144)%	41%

(1) Gross margin is calculated as revenues less cost of sales. Gross margin % is calculated as gross margin divided by revenues.
NM - Not meaningful
Year Ended December 31, 2022 Compared with Year Ended December 31, 2021
Services Revenues
CDMO services revenue decreased $205.3 million to $105.0 million in 2022. The decrease was primarily due to $170.9 million less of combined revenue related to reduced production activities at the Company's Bayview facility as a result of a halt in manufacturing under the Janssen contract in first quarter of 2022 and the cessation of manufacturing activities under the AstraZeneca contract which occurred in 2021. Additionally, the decrease also reflects reduced production at the Camden facility. The decreases were slightly offset by an increase in manufacturing activities at the Company's Winnipeg facility.
CDMO lease revenue decreased $300.3 million to $4.9 million in 2022. The decrease was primarily due to a reduction of $243.1 million associated with the completion of our COVID-19 development public-private partnership with BARDA in November 2021 and reduced lease revenues under the Janssen contract of $58.1 million.
Cost of Services and Gross Margin
Cost of Services decreased $97.0 million, or 27%, to $268.5 million in 2022. The decrease was primarily due to reduced production activities across our CDMO network, as well as a $41.5 million inventory write-off related to the Bayview facility in the second quarter of 2021, partially offset by increased costs at our Camden facility for additional investments in quality enhancement and improvement initiatives.
Services gross margin percentage decreased to (144)% in 2022. The decrease was primarily due to reduced production activities across our CDMO network including the completion of the Company's arrangement with BARDA in November 2021, the halt in manufacturing under the Janssen and AstraZeneca contracts and the decrease in margins at the Company's Camden facility due to additional investments in quality enhancement and improvement initiatives, including an increase in professional services costs.
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

Year Ended December 31, 2021 Compared with Year Ended December 31, 2020
RESULTS OF OPERATIONS
Consolidated and Segment Operating Results:

	Year ended December 31,
	2021	2020	$ Change	% Change
(in millions)	(Revised)	(Revised)
Revenues:
Product sales, net:
Nasal Naloxone Products	$434.3	$311.2	$123.1	40%
Anthrax Vaccines	259.8	373.8	(114.0)	(30)%
ACAM2000	206.5	200.3	6.2	3%
Other product sales	123.3	104.5	18.8	18%
Total product sales, net	1,023.9	989.8	34.1	3%

Services:
CDMO - Services	310.3	194.1	116.2	60%
CDMO - Leases	305.2	278.3	26.9	10%
Total services revenues	615.5	472.4	143.1	30%

Contracts and grants	134.2	115.1	19.1	17%

Total revenues	1,773.6	1,577.3	196.3	12%

Operating expenses:
Cost of product sales	382.6	392.0	(9.4)	(2)%
Cost of services	365.5	145.0	220.5	NM
Research and development	235.2	237.9	(2.7)	(1)%
Selling, general and administrative	348.7	304.1	44.6	15%
Goodwill impairment	41.7	—	41.7	NM
Amortization of intangible assets	58.5	59.8	(1.3)	(2)%
Total operating expenses	1,432.2	1,138.8	293.4	26%

Income (loss) from operations	341.4	438.5	(97.1)	(22)%

Other income (expense):
Interest expense	(34.5)	(31.3)	(3.2)	10%
Other, net	(3.7)	4.7	(8.4)	NM
Total other income (expense), net	(38.2)	(26.6)	(11.6)	44%

Income (loss) before income taxes	303.2	411.9	(108.7)	(26)%
Income tax provision (benefit)	83.7	106.1	(22.4)	(21)%
Net income (loss)	$219.5	$305.8	$(86.3)	(28)%

NM - Not meaningful

Year Ended December 31, 2021 Compared with Year Ended December 31, 2020
Revenues and gross margin
Total revenues increased $196.3 million to $1.8 billion in 2021. The increase was primarily due to an increase in Services revenue of $143.1 million, coupled with increases in Products revenue of $34.1 million and Contracts and Grants revenue of $19.1 million.
Consolidated gross margin percentage decreased 9 percentage points to 54%. The decrease was primarily due to a decrease in the Services segment gross margin of $77.4 million, offset by an increase in Products segment gross margin of $43.5 million. Consolidated gross margin percentage excludes contracts and grants revenues because the related costs are R&D expenses.
See "Segment Results" for an expanded discussion of revenues and gross profit.
Unallocated corporate expenses
Research and Development Expenses
R&D expenses decreased $2.7 million to $235.2 million in 2021. The decrease was largely due to a decline in spending associated with the Company's COVID-HIG therapeutic product candidate as well as a decline in developmental activities associated with the Company's AV7909 product candidate.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $44.6 million to $348.7 million in 2021. The increase was primarily due to an increase in headcount and professional services as well as increased costs for defending and supporting the Company's corporate reputation.
Amortization of Intangible Assets
Amortization of intangible assets decreased $1.3 million to $58.5 million in 2021. The composition of intangible assets amortized was largely consistent with 2020.
Goodwill Impairment
As part of the Company's annual impairment testing which reflected the revised reporting unit structure from the Company's reorganization during the fourth quarter of 2021 the Company recognized a $41.7 million impairment of goodwill in the Commercial reporting unit.
Total other income (expense), net
Total other expense, net increased $11.6 million to an expense of $38.2 million in 2021. The increase was due to a write-off of a tax indemnity receivable, which is offset in income tax provision, and unrealized foreign currency losses recorded related to the remeasurement of certain intercompany balances. Interest expense was largely consistent between periods.
Income tax provision
Income tax provision decreased $22.4 million to an income tax provision of $83.7 million for the year ended December 31, 2021. The decrease was largely due to the decline in income before income taxes. The effective tax rate was 28% for the year ended December 31, 2021 as compared to 26% in 2020. The effective annual tax rate increased largely due to an increase in nondeductible expenses, specifically the impact of GILTI, impairment charge and other permanent items. This is partially offset by favorable rates in foreign jurisdictions.

SEGMENT RESULTS
PRODUCTS SEGMENT

	Products Segment
	Year Ended December 31,
	December 31, 2021	December 31, 2020	% Change
(in millions)	(Revised)	(Revised)
Revenues	$1,023.9	$989.8	3%

Cost of sales	$382.6	$392.0	(2)%
Less: Changes in fair value of contingent consideration	2.9	31.7	(91)%
Adjusted cost of sales (1)	$379.7	$360.3	5%

Gross margin (2)	$641.3	$597.8	7%
Gross margin % (2)	63%	60%

Adjusted gross margin (3)	$644.2	$629.5	2%
Adjusted gross margin % (3)	63%	64%

(1) Adjusted cost of sales, which is a non-GAAP financial measure, is calculated as cost of sales less changes in fair value of contingent consideration which is a non-cash item.
(2) Gross margin is calculated as revenues less cost of sales. Gross margin % is calculated as gross margin divided by revenues.
(3) Adjusted gross margin, which is a non-GAAP financial measure, is calculated as revenues less Adjusted cost of sales. Adjusted gross margin %, which is a non-GAAP financial measure, is calculated as Adjusted gross margin divided by revenues.

NM - Not meaningful
Year Ended December 31, 2021 Compared with Year Ended December 31, 2020
Nasal Naloxone Products
Nasal Naloxone Product sales increased $123.1 million to $434.3 million in 2021. The increase was primarily driven by growth in unit sales of NARCAN to U.S. public interest customers and to a lesser extent the commercial retail markets. Increases in Canadian sales due to an increase in units sold also contributed to growth between 2021 and 2020. Additionally, the Company recorded limited revenues related to an authorized generic nasal naloxone product for the year ended December 31, 2021.
Anthrax Vaccines
Anthrax vaccine sales decreased $114.0 million to $259.8 million in 2021. The decrease in anthrax vaccine sales was primarily due to the timing of deliveries to the USG in 2021 as compared to 2020. During 2020, deliveries were larger than average due to the transition to AV7909 which had resulted in delayed deliveries the previous year. The price per unit of AV7909 was largely consistent year over year. Anthrax vaccine product sales are made under annual purchase options exercised by the USG. Fluctuations in revenues result from the timing of the exercise of annual purchase options and the USG purchases and Company delivery of orders that follow.
ACAM2000
ACAM2000 sales increased $6.2 million to $206.5 million in 2021. The increase was primarily due to standard inflationary price increases between 2021 and 2020 as the price per unit and number of units delivered remained consistent between 2020 and 2021. ACAM2000 product sales are made under recurring procurement contracts with the USG and any fluctuation in revenues are generally caused by the timing of delivery of orders.

Other Product Sales
Other product sales increased $18.8 million to $123.3 million in 2021. The increase was primarily due to an increase in the quantity of VIGIV offset by a decline in quantity of BAT. The change between 2021 and 2020 is primarily due to timing of deliveries to the SNS.
Cost of Sales and Gross Margin
Cost of product sales decreased $9.4 million, or 2%, to $382.6 million in 2021. The decrease was primarily due to contingent consideration charges for business combinations, as well as inventory write-offs associated with the Company's travel health vaccines of $44.3 million in 2020 that did not recur in 2021. This decrease was further impacted by declines in sales of Anthrax vaccines and other products that was partially offset by increased costs as a result of higher volume of certain products, mostly Nasal Naloxone Products.
Product gross margin percentage increased 3 percentage points to 63% in 2021. The increase was largely due to non-recurring charges in 2020 related to contingent consideration and inventory write-offs. Excluding those non-recurring charges, the gross profit margin decreased from 2020 and 2021 largely due to changes in product mix.
SERVICES SEGMENT

	Services Segment
	Year Ended December 31,
	2021	2020	% Change
(in millions)	(Revised)	(Revised)
Revenues	$615.5	$472.4	30%

Cost of sales	$365.5	$145.0	NM

Gross margin (1)	$250.0	$327.4	(24)%
Gross margin % (1)	41%	69%

(1) Gross margin is calculated as revenues less cost of sales. Gross margin % is calculated as gross margin divided by revenues.
NM - Not meaningful
Year Ended December 31, 2021 Compared with Year Ended December 31, 2020
Services Revenues
CDMO services revenue increased $116.2 million to $310.3 million in 2021. The increase was primarily due to a full year of service to innovator customers whose products address the COVID-19 pandemic. The Company entered into most of these arrangements during the second and third quarters of 2020 and has provided services to them and new innovator customers throughout 2021.
CDMO lease revenue increased $26.9 million to $305.2 million in 2021. The increase was primarily due to a full year of service to Johnson & Johnson in 2021 as the arrangement was entered into during the second quarter of 2020. This increase was offset by a decrease from the COVID-19 development public-private partnership with BARDA of $4.7 million. This arrangement was terminated in November 2021.
Cost of Services and Gross Margin
Cost of Services increased $220.5 million to $365.5 million in 2021. The increase was primarily due to an increase in CDMO service activities at our Bayview facility. Additionally, the Company wrote-off inventory of $41.5 million and incurred remediation costs during 2021 as a result of the cross-contamination event at the Bayview facility identified during the three months ended June 30, 2021.
Services gross margin percentage decreased to 41% in 2021. The decrease was primarily due to inventory write-offs at our Bayview facility and remediation costs of our COVID-19 manufacturing activities.

OTHER REVENUE
Year Ended December 31, 2021 Compared with Year Ended December 31, 2020
Contracts and Grants
Contract and grants revenue increased $19.1 million, or 17%, to $134.2 million in 2021. The increase was primarily due to the termination of the Centers of Innovation and Advanced Development and Manufacturing ("CIADM") contract with BARDA and the recognition of $55.2 million for the release of contract liabilities offset by a decrease in developmental activities associated with the Company's COVID-HIG and AV7909 product candidates.

Financial Condition, Liquidity and Capital Resources
Our financial condition is summarized as follows:

	December 31,
	2022	2021	Change %
(in millions, except percentages)	(Restated)	(Revised)
Financial assets:
Cash and cash equivalents	$642.6	$576.1	12%

Borrowings:
Debt, current portion	$957.3	$31.6	NM
Debt, net of current portion	448.5	809.4	(45)%
Total borrowings	$1,405.8	$841.0	67%

Working capital:
Current assets	$1,210.4	$1,269.9	(5)%
Current liabilities	1,228.9	374.0	NM
Total working capital	$(18.5)	$895.9	(102)%

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
Cash Flows
The following table provides information regarding our cash flows for the years ended December 31, 2022 and 2021.

	Year Ended December 31,
	2022	2021
(in millions)	(Restated)	(Revised)
Net cash provided by (used in):
Operating activities	$(34.1)	$320.2
Investing activities	(381.3)	(224.1)
Financing activities	481.2	(141.0)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	0.5	(0.3)
Net change in cash, cash equivalents and restricted cash	$66.3	$(45.2)
Operating Activities:
Net cash used in operating activities of $34.1 million in 2022 was due to net income excluding non-cash items of $32.0 million offset by negative working capital changes of $2.1 million primarily due an increase in payments for our contingent consideration and other accrued expenses, an increase in prepaid expenses and an accumulation of inventory, partially offset by collections on receivables.
Net cash provided by operating activities of $320.2 million in 2021 was due to net income excluding non-cash items of $465.2 million offset by negative working capital changes of $145.0 million due to increases in receivables and associated changes in contract liabilities and the accumulation of inventory.
Net cash provided by (used in) operating activities decreased $354.3 million from 2021 to 2022. The decrease is due to a decrease in net income excluding non-cash items of $497.2 million offset by an increase in working capital changes of $142.9 million.

Investing Activities:
Net cash used in investing activities of $381.3 million in 2022 relates to payments for asset acquisitions, the purchases of property, plant and equipment and a royalty settlement payment.
Net cash used in investing activities of $224.1 million in 2021 relates to purchases of property, plant and equipment for increased capacity at our Rockville and Bayview facilities.
Net cash used in investing activities increased $157.2 million from 2021 to 2022. The increase is largely due the acquisition of worldwide rights to TEMBEXA® for $238.0 million, which closed in the third quarter of 2022.
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
Debt
As of December 31, 2022, the Company has $1.4 billion of fixed and variable rate debt with varying maturities, with $957.3 million payable within 12 months (see Note 9, "Debt" in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Amendment).
Uncertainties and Trends Affecting Funding Requirements
We expect to continue to fund our anticipated operating expenses, capital expenditures and debt service requirements from the following sources:
•existing cash and cash equivalents;
•net proceeds from the sale of our products and CDMO services;
•development contracts and grant funding;
•proceeds from the sale of our travel health business to Bavarian Nordic (see Note 19, "Subsequent events" in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Amendment); and
•our Senior Secured Credit Facilities and any replacement or other lines of credit we may establish from time to time.
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
Critical Accounting Policies and Estimates
Our consolidated financial statements and related disclosures are prepared in accordance with US GAAP, which requires management to make estimates, judgments and assumptions that affect the amounts reported. Note 3, “Summary of significant accounting policies” of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Amendment describes the accounting policies and methods used in the preparation of the Company’s consolidated financial statements. Management considers an accounting policy to be critical if it is important to reporting our financial condition and results of operations, and if it requires significant judgment and estimates on the part of management in its application. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the reported amounts of revenues and expenses that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
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
Revenues are recorded net of reserves established for applicable discounts and allowances that are offered within contracts with customers. The Company makes estimates of the transaction price, including variable consideration that is subject to a constraint. Estimates of variable consideration includes allowances for returns, specialty distributor fees, wholesaler fees, prompt payment discounts, government rebates, chargebacks and rebates under managed care plans. Revenues from sales of products is recognized to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with such variable consideration is subsequently resolved. Provisions for variable consideration revenues from sales of products are recorded at the net sales price. For additional information on our revenues, refer to Note 12, "Revenue recognition" in the Notes to Consolidated Financial Statements in Part II, Item 8. of this Amendment.
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
The Company's acquisitions accounted for as asset acquisitions may also include contingent consideration payments to be made for sales-based royalties, sales-based milestones and development and regulatory milestones. We assess whether such contingent consideration meets the definition of a derivative. Contingent consideration payments in an asset acquisition not required to be accounted for as derivatives are recognized when the contingency is resolved, and the consideration is paid or becomes payable. Contingent consideration payments required to be accounted for as derivatives are recorded at fair value on the date of the acquisition and are subsequently remeasured to fair value at each reporting date. For additional information on the Company's contingent consideration, refer to Note 7, "Fair value measurements" in the Notes to Consolidated Financial Statements in Part II, Item 8. of this Amendment.
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
The Company’s income tax expense, deferred tax assets and liabilities and liabilities for unrecognized tax benefits reflect management’s best assessment of estimated current and future taxes to be paid. As tax laws are complex and subject to different interpretations, significant management judgement is required in (1) calculating the Company's income tax expense, deferred tax assets and deferred tax liabilities, (2) determining any valuation allowance recorded against deferred tax assets and (3) evaluating the amount of unrecognized tax benefits, as well as the interest and penalties related to such uncertain tax positions. The Company's estimates and assumptions may differ from tax benefits ultimately realized. For additional information on the Company's income taxes, refer to Note 14, "Income taxes" in the Notes to Consolidated Financial Statements in Part II, Item 8. of this Amendment.

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
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2023, except for the effect of the material weakness in controls related to the state income tax process described in the second and third paragraphs of that report as to which the date is December 11, 2023, expressed an adverse opinion thereon.
Restatement of 2022 Financial Statements
As discussed in Note 2, "Restatement of consolidated financial statements", the 2022 consolidated financial statements have been restated to correct a misstatement related to income taxes.
The Company's Ability to Continue as a Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company does not expect to be in compliance with debt covenants in future periods without additional sources of liquidity or future amendments to its Credit Agreement, has a working capital deficiency, and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue recognition
Description of the Matter
As described in Notes 3 and 12 to the consolidated financial statements, the Company recognized revenues of $373.7 million for the year ended December 31, 2022 related to the sale of nasal naloxone products. For these product sales, revenue is recognized at a point in time, and the Company’s estimation of variable consideration includes allowances for returns, certain fees, discounts, rebates and chargebacks.
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
As of December 31, 2022, the Company’s goodwill balance was $218.2 million. As discussed in Notes 3 and 6 of the consolidated financial statements, goodwill is tested annually for impairment at the reporting unit level. The Company evaluated goodwill for impairment as of October 1, 2022 using an income based (discounted cash flows) approach. As a result of the Company's annual goodwill impairment test, the Company recorded a $6.7 million goodwill impairment charge related to the CDMO – Services reporting unit of the Services reporting segment, which is included in "Goodwill impairment" in the Consolidated Statement of Operations for the year ended December 31, 2022.
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
Tysons, Virginia
March 1, 2023, except for the effects of the restatement disclosed in Note 2, as to which the date is December 11, 2023.

Emergent BioSolutions Inc. and Subsidiaries
Consolidated Balance Sheets
(in millions, except per share data)

	December 31,
	2022	2021
	(Restated)	(Revised)
ASSETS
Current assets:
Cash and cash equivalents	$642.6	$576.1
Restricted cash	—	0.2
Accounts receivable, net	159.2	278.9
Inventories, net	350.7	344.5
Prepaid expenses and other current assets	57.9	70.2
Total current assets	1,210.4	1,269.9

Property, plant and equipment, net	817.6	800.1
Intangible assets, net	728.8	604.6
Goodwill	218.2	224.9
Other assets	191.3	58.2
Total assets	$3,166.3	$2,957.7

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$103.5	$128.9
Accrued expenses	34.9	51.7
Accrued compensation	87.3	88.7
Debt, current portion	957.3	31.6
Other current liabilities	45.9	73.1
Total current liabilities	1,228.9	374.0

Debt, net of current portion	448.5	809.4
Deferred tax liability	59.7	93.3
Other liabilities	41.5	69.5
Total liabilities	1,778.6	1,346.2

Stockholders’ equity:
Preferred stock, $0.001 par value; 15.0 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value; 200.0 shares authorized, 55.7 and 55.1 shares issued; 50.1 and 51.3 shares outstanding, respectively.	0.1	0.1
Treasury stock, at cost, 5.6 and 3.8 common shares, respectively	(227.7)	(152.2)
Additional paid-in capital	873.5	829.4
Accumulated other comprehensive income (loss), net	3.1	(16.1)
Retained earnings	738.7	950.3
Total stockholders’ equity	1,387.7	1,611.5
Total liabilities and stockholders’ equity	$3,166.3	$2,957.7
The accompanying notes are an integral part of the consolidated financial statements.

Emergent BioSolutions Inc. and Subsidiaries
Consolidated Statements of Operations
(in millions, except per share data)

	Year Ended December 31,
	2022	2021	2020
	(Restated)	(Revised)	(Revised)
Revenues:
Product sales, net	$966.2	$1,023.9	$989.8
CDMO:
Services	105.0	310.3	194.1
Leases	4.9	305.2	278.3
Total CDMO	109.9	615.5	472.4
Contracts and grants	41.4	134.2	115.1
Total revenues	1,117.5	1,773.6	1,577.3

Operating expenses:
Cost of product sales	424.6	382.6	392.0
Cost of CDMO	268.5	365.5	145.0
Research and development	188.3	235.2	237.9
Selling, general and administrative	339.5	348.7	304.1
Goodwill impairment	6.7	41.7	—
Amortization of intangible assets	59.9	58.5	59.8
Total operating expenses	1,287.5	1,432.2	1,138.8

Income (loss) from operations	(170.0)	341.4	438.5

Other income (expense):
Interest expense	(37.3)	(34.5)	(31.3)
Other, net	(11.7)	(3.7)	4.7
Total other income (expense), net	(49.0)	(38.2)	(26.6)

Income (loss) before income taxes	(219.0)	303.2	411.9
Income tax (benefit) provision	(7.4)	83.7	106.1
Net income (loss)	$(211.6)	$219.5	$305.8

Net income (loss) per common share
Basic	$(4.22)	$4.10	$5.80
Diluted	$(4.22)	$4.06	$5.68

Shares used in computing net income (loss) per common share
Basic	50.1	53.5	52.7
Diluted	50.1	54.1	53.8
The accompanying notes are an integral part of the consolidated financial statements.

Emergent BioSolutions Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(in millions)

	Year Ended December 31,
	2022	2021	2020
	(Restated)	(Revised)	(Revised)
Net income (loss)	$(211.6)	$219.5	$305.8
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	1.0	(1.0)	(2.1)
Unrealized gains (losses) on hedging activities	10.7	6.5	(9.4)
Unrealized gain (losses) on pension benefit obligation	7.5	3.7	(4.3)
Total other comprehensive income (loss), net of tax	19.2	9.2	(15.8)
Comprehensive income (loss), net of tax	$(192.4)	$228.7	$290.0
The accompanying notes are an integral part of the consolidated financial statements.

Emergent BioSolutions Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in millions)

	Year Ended December 31,
	2022	2021	2020
	(Restated)	(Revised)	(Revised)
Operating Activities
Net income (loss)	$(211.6)	$219.5	$305.8
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation expense	45.1	42.4	51.8
Depreciation and amortization	143.3	123.8	114.5
Change in fair value of contingent obligations, net	2.6	2.9	31.7
Amortization of deferred financing costs	4.1	4.1	3.5
Impairments	6.7	41.7	29.0
Deferred income taxes	(28.6)	46.0	(3.3)
Write off of contract asset and liability	—	(17.2)	—
Other	6.4	2.0	(5.6)
Changes in operating assets and liabilities:
Accounts receivable	118.1	(16.2)	27.5
Inventories	(57.1)	(66.6)	(66.9)
Prepaid expenses and other assets	(19.9)	7.7	(26.9)
Accounts payable	(14.0)	(1.6)	28.3
Accrued expenses and other liabilities	(66.7)	(9.2)	8.5
Accrued compensation	(0.8)	4.0	21.8
Income taxes receivable and payable, net	28.7	(31.3)	6.0
Contract liabilities	9.6	(31.8)	11.2
Net cash provided by (used in) operating activities	(34.1)	320.2	536.9
Investing Activities
Purchases of property, plant and equipment	(115.8)	(224.1)	(141.9)
Royalty settlement payment	(21.8)	—	—
Milestone payment from prior asset acquisition	—	—	(10.0)
Asset acquisitions	(243.7)	—	—
Net cash used in investing activities	(381.3)	(224.1)	(151.9)
Financing Activities
Purchases of treasury stock	(82.1)	(106.0)	—
Proceeds from senior unsecured notes	—	—	450.0
Principal payments on convertible senior notes	—	(10.6)	—
Proceeds from revolving credit facility	598.0	—	—
Principal payments on revolving credit facility	—	—	(373.0)
Principal payments on term loan facility	(33.8)	(25.3)	(14.1)
Proceeds from stock-based compensation activity	5.0	15.9	31.6
Taxes paid for stock-based compensation activity	(5.9)	(13.8)	(13.8)
Debt issuance costs	—	—	(8.4)
Contingent consideration payments	—	(1.2)	(2.8)
Net cash provided by (used in) financing activities:	481.2	(141.0)	69.5
Effect of exchange rate changes on cash, cash equivalents and restricted cash	0.5	(0.3)	(1.0)
Net change in cash, cash equivalents and restricted cash	66.3	(45.2)	453.5
Cash, cash equivalents and restricted cash, beginning of period	576.3	621.5	168.0
Cash, cash equivalents and restricted cash, end of period	$642.6	$576.3	$621.5
Supplemental disclosure of cash flow information:
Cash paid for interest	$33.0	$30.4	$21.0
Cash paid for income taxes	$6.2	$71.6	$109.3
Supplemental information on non-cash investing and financing activities:
Purchases of property, plant and equipment unpaid at period end	$9.4	$20.0	$22.9
Purchases of treasury stock unpaid at period end	$—	$6.6	$—
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$642.6	$576.1	$621.3
Restricted cash	—	0.2	0.2
Total	$642.6	$576.3	$621.5
The accompanying notes are an integral part of the consolidated financial statements.

Emergent BioSolutions Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders' Equity
(in millions, except per share data)

	$0.001 Par Value Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
Balance at January 1, 2020 (Revised)	53.0	$0.1	$715.3	(1.2)	$(39.6)	$(9.5)	$425.0	$1,091.3
Net income	—	—	—	—	—	—	305.8	305.8
Other comprehensive loss, net of tax	—	—	—	—	—	(15.8)	—	(15.8)
Share-based compensation activity	1.3	—	69.6	—	—	—	—	69.6
Balance at December 31, 2020 (Revised)	54.3	$0.1	$784.9	(1.2)	$(39.6)	$(25.3)	$730.8	$1,450.9
Net income	—	—	—	—	—	—	219.5	219.5
Other comprehensive income, net of tax	—	—	—	—	—	9.2	—	9.2
Share-based compensation activity	0.8	—	44.5	—	—	—	—	44.5
Repurchases of common stock	—	—	—	(2.6)	(112.6)	—	—	(112.6)
Balance at December 31, 2021 (Revised)	55.1	$0.1	$829.4	(3.8)	$(152.2)	$(16.1)	$950.3	$1,611.5
Net loss	—	—	—	—	—	—	(211.6)	(211.6)
Other comprehensive income, net of tax	—	—	—	—	—	19.2	—	19.2
Share-based compensation activity	0.6	—	44.1	—	—	—	—	44.1
Repurchases of common stock	—	—	—	(1.8)	(75.5)	—	—	(75.5)
Balance at December 31, 2022 (Restated)	55.7	$0.1	$873.5	(5.6)	$(227.7)	$3.1	$738.7	$1,387.7
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
The Company is focused on the following five PHT categories: chemical, biological, radiological, nuclear and explosives ("CBRNE"); emerging infectious diseases ("EID"); travel health; emerging health crises; and acute/emergency care. The Company has a product portfolio of thirteen products (vaccines, therapeutics, and drug-device combination products). The revenue generated by the products comprises a substantial portion of the Company's revenue. The Company has one product candidate that is procured under special circumstances by the United States government ("USG"), although it is not approved by the United States Food and Drug Administration ("FDA"). The Company structures the business with a focus on markets and customers. As such, the key components of the business structure include the following three product and service categories: Government - Medical Countermeasures ("MCM") Products, Commercial Products, and CDMO Services. The Company operates as two operating segments: (1) a products segment ("Products") consisting of the Government - MCM and Commercial product categories and (2) a services segment ("Services") focused on CDMO services (Note 17, "Segment information").
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
The Seller may also earn a 20% royalty on future gross profit of TEMBEXA in the United States associated with volumes above 1.7 million treatment courses of therapy during the exclusivity period of TEMBEXA. Outside of the United States, the Purchase Agreement also allows the Seller to earn a 15% royalty on all gross profit associated with TEMBEXA sales during the exclusivity period of TEMBEXA on a market-to-market basis. Refer to Note 6 "Intangible assets and goodwill" for additional information around the impacts of this asset acquisition on the current period results.

2. Restatement of consolidated financial statements
As part of the Company's quarterly review process related to the preparation of its unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2023, the Company determined that its net state deferred tax liability was overstated as of December 31, 2022, resulting in an understatement of the income tax benefits reflected on the Company's consolidated statement of operations. This material error was associated with the use of incorrect state tax rates in the calculation of state deferred tax assets and related valuation allowances, which are non-cash items that resulted in an understatement of the Company's income tax benefit of $11.7 million for the year ended December 31, 2022. In connection with the restatement to correct this material error, the Company determined that it is appropriate to revise the financial statements as of and for the years ending December 31, 2022, 2021 and 2020 included in this Form 10-K/A to correct other unrelated immaterial errors that were previously either unrecorded or recorded as out-of-period adjustments.
The following tables present the impact of the financial statement adjustments on the Company's previously reported consolidated financial statements for the fiscal years ended December 31, 2022, 2021 and 2020. The "Previously Reported" amounts in the following tables are amounts derived from the Original Form 10-K filed with the United States Securities and Exchange Commission on March 1, 2023. The amounts in the columns labeled "Tax Adjustments" represent the effect of adjustments resulting from the correction of the overstatement of the Company's net state deferred tax liability and understatement of the income tax benefits of $11.7 million and the tax impact of all other individually immaterial non-tax adjustments of $2.2 million for the year ended December 31, 2022. The amounts in the columns labeled "Other Adjustments" represent the effect of other adjustments that relate to other unrelated errors in previously filed financial statements that were not material, individually or in the aggregate, to those filed financial statements. The effects of both the restatement for the Tax Adjustments and the revisions for the Other Adjustments have been corrected in all impacted tables and footnotes throughout these consolidated financial statements.

The following table presents the impact of the financial statement adjustments on the Company's previously reported Consolidated Balance Sheets for the years ended December 31, 2022 and 2021:

	As of				As of
	December 31, 2022				December 31, 2021
	Previously Reported	Tax Adjustments	Other Adjustments	As Restated	Previously Reported	Other Adjustments	As Revised
ASSETS
Current assets:
Cash and cash equivalents	$642.6	$—	$—	$642.6	$576.1	$—	$576.1
Restricted cash	—	—	—	—	0.2	—	0.2
Accounts receivable, net	158.4	—	0.8	159.2	274.7	4.2	278.9
Inventories, net	351.8	—	(1.1)	350.7	350.8	(6.3)	344.5
Prepaid expenses and other current assets	57.9	—	—	57.9	70.2	—	70.2
Total current assets	1,210.7	—	(0.3)	1,210.4	1,272.0	(2.1)	1,269.9

Property, plant and equipment, net	817.6	—	—	817.6	800.1	—	800.1
Intangible assets, net	728.8	—	—	728.8	604.6	—	604.6
Goodwill	218.2	—	—	218.2	224.9	—	224.9
Other assets	191.3	—	—	191.3	57.4	0.8	58.2
Total assets	$3,166.6	$—	$(0.3)	$3,166.3	$2,959.0	$(1.3)	$2,957.7

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$103.5	$—	$—	$103.5	$128.9	$—	$128.9
Accrued expenses	34.9	—	—	34.9	51.7	—	51.7
Accrued compensation	88.3	—	(1.0)	87.3	88.7	—	88.7
Debt, current portion	957.3	—	—	957.3	31.6	—	31.6
Other current liabilities	45.9	(0.3)	0.3	45.9	72.9	0.2	73.1
Total current liabilities	1,229.9	(0.3)	(0.7)	1,228.9	373.8	0.2	374.0

Debt, net of current portion	448.5	—	—	448.5	809.4	—	809.4
Deferred tax liability	71.8	(12.1)	—	59.7	94.9	(1.6)	93.3
Other liabilities	33.4	7.1	1.0	41.5	61.9	7.6	69.5
Total liabilities	1,783.6	(5.3)	0.3	1,778.6	1,340.0	6.2	1,346.2

Stockholders’ equity:
Preferred stock, $0.001 par value; 15.0 shares authorized, no shares issued and outstanding	—	—	—	—	—	—	—
Common stock, $0.001 par value; 200.0 shares authorized, 55.7 and 55.1 shares issued; 50.1 and 51.3 shares outstanding, respectively.	0.1	—	—	0.1	0.1	—	0.1
Treasury stock, at cost, 5.6 and 3.8 common shares, respectively	(227.7)	—	—	(227.7)	(152.2)	—	(152.2)
Additional paid-in capital	873.5	—	—	873.5	829.4	—	829.4
Accumulated other comprehensive income (loss), net	3.1	—	—	3.1	(16.1)	—	(16.1)
Retained earnings	734.0	5.3	(0.6)	738.7	957.8	(7.5)	950.3
Total stockholders’ equity	1,383.0	5.3	(0.6)	1,387.7	1,619.0	(7.5)	1,611.5
Total liabilities and stockholders’ equity	$3,166.6	$—	$(0.3)	$3,166.3	$2,959.0	$(1.3)	$2,957.7

The following tables present the impact of the financial statement adjustments on the Company's previously reported Consolidated Statements of Operations for the years ended December 31, 2022, 2021 and 2020:

	Year Ended				Year Ended
	December 31, 2022				December 31, 2021
	Previously Reported	Tax Adjustments	Other Adjustments	As Restated	Previously Reported	Other Adjustments	As Revised
Revenues:
Product sales, net	$966.2	$—	$—	$966.2	$1,023.9	$—	$1,023.9
CDMO:
Services	108.4	—	(3.4)	105.0	334.9	(24.6)	310.3
Leases	4.9	—	—	4.9	299.7	5.5	305.2
Total CDMO	113.3	—	(3.4)	109.9	634.6	(19.1)	615.5
Contracts and grants	41.4	—	—	41.4	134.2	—	134.2
Total revenues	1,120.9	—	(3.4)	1,117.5	1,792.7	(19.1)	1,773.6

Operating expenses:
Cost of product sales	424.1	—	0.5	424.6	382.0	0.6	382.6
Cost of CDMO	269.6	—	(1.1)	268.5	375.5	(10.0)	365.5
Research and development	193.0	—	(4.7)	188.3	234.0	1.2	235.2
Selling, general and administrative	340.3	—	(0.8)	339.5	348.4	0.3	348.7
Goodwill impairment	6.7	—	—	6.7	41.7	—	41.7
Amortization of intangible assets	59.9	—	—	59.9	58.5	—	58.5
Total operating expenses	1,293.6	—	(6.1)	1,287.5	1,440.1	(7.9)	1,432.2

Income (loss) from operations	(172.7)	—	2.7	(170.0)	352.6	(11.2)	341.4

Other income (expense):
Interest expense	(37.3)	—	—	(37.3)	(34.5)	—	(34.5)
Other, net	(11.7)	—	—	(11.7)	(3.7)	—	(3.7)
Total other income (expense), net	(49.0)	—	—	(49.0)	(38.2)	—	(38.2)

Income (loss) before income taxes	(221.7)	—	2.7	(219.0)	314.4	(11.2)	303.2
Income tax (benefit) provision	2.1	(9.5)	—	(7.4)	83.5	0.2	83.7
Net income (loss)	$(223.8)	$9.5	$2.7	$(211.6)	$230.9	$(11.4)	$219.5

Net income (loss) per common share
Basic	$(4.47)	$0.19	$0.06	$(4.22)	$4.32	$(0.22)	$4.10
Diluted	$(4.47)	$0.19	$0.06	$(4.22)	$4.27	$(0.21)	$4.06

Shares used in computing net income (loss) per common share
Basic	50.1	—	—	50.1	53.5	—	53.5
Diluted	50.1	—	—	50.1	54.1	—	54.1

	Year Ended
	December 31, 2020
	Previously Reported	Other Adjustments	As Revised
Revenues:
Product sales, net	$989.8	$—	$989.8
CDMO:
Services	166.7	27.4	194.1
Leases	283.8	(5.5)	278.3
Total CDMO	450.5	21.9	472.4
Contracts and grants	115.1	—	115.1
Total revenues	1,555.4	21.9	1,577.3

Operating expenses:
Cost of product sales	392.0	—	392.0
Cost of CDMO	132.0	13.0	145.0
Research and development	234.5	3.4	237.9
Selling, general and administrative	303.3	0.8	304.1
Amortization of intangible assets	59.8	—	59.8
Total operating expenses	1,121.6	17.2	1,138.8

Income from operations	433.8	4.7	438.5

Other income (expense):
Interest expense	(31.3)	—	(31.3)
Other, net	4.7	—	4.7
Total other income (expense), net	(26.6)	—	(26.6)

Income before income taxes	407.2	4.7	411.9
Income tax provision	102.1	4.0	106.1
Net income	$305.1	$0.7	$305.8

Net income per common share
Basic	$5.79	$0.01	$5.80
Diluted	$5.67	$0.01	$5.68

Shares used in computing net income (loss) per common share
Basic	52.7	—	52.7
Diluted	53.8	—	53.8

The following table presents the impact of the financial statement adjustments on the Company's previously reported Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020:

	Year Ended
	December 31, 2022
	Previously Reported	Tax Adjustments	Other Adjustments	As Restated
Operating Activities
Net loss	$(223.8)	$9.5	$2.7	$(211.6)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	45.1	—	—	45.1
Depreciation and amortization	143.3	—	—	143.3
Change in fair value of contingent obligations, net	2.6	—	—	2.6
Amortization of deferred financing costs	4.1	—	—	4.1
Impairments	6.7	—	—	6.7
Deferred income taxes	(19.0)	(9.6)	—	(28.6)
Other	6.4	—	—	6.4
Changes in operating assets and liabilities:
Accounts receivable	114.7	—	3.4	118.1
Inventories	(51.9)	—	(5.2)	(57.1)
Prepaid expenses and other assets	(19.9)	—	—	(19.9)
Accounts payable	(14.0)	—	—	(14.0)
Accrued expenses and other liabilities	(66.7)	—	—	(66.7)
Accrued compensation	0.1	—	(0.9)	(0.8)
Income taxes receivable and payable, net	28.6	0.1	—	28.7
Contract liabilities	9.6	—	—	9.6
Net cash used in operating activities	(34.1)	—	—	(34.1)
Investing Activities
Purchases of property, plant and equipment	(115.8)	—	—	(115.8)
Royalty settlement payment	(21.8)	—	—	(21.8)
Asset acquisitions	(243.7)	—	—	(243.7)
Net cash used in investing activities	(381.3)	—	—	(381.3)
Financing Activities
Purchases of treasury stock	(82.1)	—	—	(82.1)
Proceeds from revolving credit facility	598.0	—	—	598.0
Principal payments on term loan facility	(33.8)	—	—	(33.8)
Proceeds from stock-based compensation activity	5.0	—	—	5.0
Taxes paid for stock-based compensation activity	(5.9)	—	—	(5.9)
Net cash provided by financing activities:	481.2	—	—	481.2
Effect of exchange rate changes on cash, cash equivalents and restricted cash	0.5	—	—	0.5
Net change in cash, cash equivalents and restricted cash	66.3	—	—	66.3
Cash, cash equivalents and restricted cash, beginning of period	576.3	—	—	576.3
Cash, cash equivalents and restricted cash, end of period	$642.6	$—	$—	$642.6

Supplemental disclosure of cash flow information:
Cash paid for interest	$33.0	$—	$—	$33.0
Cash paid for income taxes	$6.2	$—	$—	$6.2
Supplemental information on non-cash investing and financing activities:
Purchases of property, plant and equipment unpaid at period end	$9.4	$—	$—	$9.4
Purchases of treasury stock unpaid at period end	$—	$—	$—	$—
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$642.6	$—	$—	$642.6
Restricted cash	—	—	—	—
Total	$642.6	$—	$—	$642.6

	Year Ended
	December 31, 2021
	Previously Reported	Other Adjustments	As Revised
Operating Activities
Net income (loss)	$230.9	$(11.4)	$219.5
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	42.4	—	42.4
Depreciation and amortization	123.8	—	123.8
Change in fair value of contingent obligations, net	2.9	—	2.9
Amortization of deferred financing costs	4.1	—	4.1
Impairments	41.7	—	41.7
Deferred income taxes	46.9	(0.9)	46.0
Write off of contract asset and liability	(17.2)	—	(17.2)
Other	2.0	—	2.0
Changes in operating assets and liabilities:
Accounts receivable	(48.2)	32.0	(16.2)
Inventories	(44.0)	(22.6)	(66.6)
Prepaid expenses and other assets	7.7	—	7.7
Accounts payable	(2.5)	0.9	(1.6)
Accrued expenses and other liabilities	(9.2)	—	(9.2)
Accrued compensation	4.0	—	4.0
Income taxes receivable and payable, net	(32.4)	1.1	(31.3)
Contract liabilities	(31.8)	—	(31.8)
Net cash provided by operating activities	321.1	(0.9)	320.2
Investing Activities
Purchases of property, plant and equipment	(225.0)	0.9	(224.1)
Net cash used in investing activities	(225.0)	0.9	(224.1)
Financing Activities
Purchases of treasury stock	(106.0)	—	(106.0)
Proceeds from senior unsecured notes	—	—	—
Principal payments on convertible senior notes	(10.6)	—	(10.6)
Principal payments on term loan facility	(25.3)	—	(25.3)
Proceeds from stock-based compensation activity	15.9	—	15.9
Taxes paid for stock-based compensation activity	(13.8)	—	(13.8)
Contingent consideration payments	(1.2)	—	(1.2)
Net cash used in financing activities:	(141.0)	—	(141.0)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(0.3)	—	(0.3)
Net change in cash, cash equivalents and restricted cash	(45.2)	—	(45.2)
Cash, cash equivalents and restricted cash, beginning of period	621.5	—	621.5
Cash, cash equivalents and restricted cash, end of period	$576.3	$—	$576.3

Supplemental disclosure of cash flow information:
Cash paid for interest	$30.4	$—	$30.4
Cash paid for income taxes	$71.6	$—	$71.6
Supplemental information on non-cash investing and financing activities:
Purchases of property, plant and equipment unpaid at period end	$20.0	$—	$20.0
Purchases of treasury stock unpaid at period end	$6.6	$—	$6.6
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$576.1	$—	$576.1
Restricted cash	0.2	—	0.2
Total	$576.3	$—	$576.3

	Year Ended
	December 31, 2020
	Previously Reported	Other Adjustments	As Revised
Operating Activities
Net income	$305.1	$0.7	$305.8
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	51.0	0.8	51.8
Depreciation and amortization	114.5	—	114.5
Change in fair value of contingent obligations, net	31.7	—	31.7
Amortization of deferred financing costs	3.5	—	3.5
Impairments	29.0	—	29.0
Deferred income taxes	(2.4)	(0.9)	(3.3)
Other	(5.2)	(0.4)	(5.6)
Changes in operating assets and liabilities:
Accounts receivable	49.0	(21.5)	27.5
Inventories	(83.2)	16.3	(66.9)
Prepaid expenses and other assets	(29.2)	2.3	(26.9)
Accounts payable	18.7	9.6	28.3
Accrued expenses and other liabilities	19.4	(10.9)	8.5
Accrued compensation	21.8	—	21.8
Income taxes receivable and payable, net	1.1	4.9	6.0
Contract liabilities	11.2	—	11.2
Net cash provided by operating activities	536.0	0.9	536.9
Investing Activities
Purchases of property, plant and equipment	(141.0)	(0.9)	(141.9)
Milestone payment from prior asset acquisition	(10.0)	—	(10.0)
Net cash used in investing activities	(151.0)	(0.9)	(151.9)
Financing Activities
Proceeds from senior unsecured notes	450.0	—	450.0
Principal payments on revolving credit facility	(373.0)	—	(373.0)
Principal payments on term loan facility	(14.1)	—	(14.1)
Proceeds from stock-based compensation activity	31.6	—	31.6
Taxes paid for stock-based compensation activity	(13.8)	—	(13.8)
Debt issuance costs	(8.4)	—	(8.4)
Contingent consideration payments	(2.8)	—	(2.8)
Net cash provided by financing activities:	69.5	—	69.5
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1.0)	—	(1.0)
Net change in cash, cash equivalents and restricted cash	453.5	—	453.5
Cash, cash equivalents and restricted cash, beginning of period	168.0	—	168.0
Cash, cash equivalents and restricted cash, end of period	$621.5	$—	$621.5

Supplemental disclosure of cash flow information:
Cash paid for interest	$21.0	$—	$21.0
Cash paid for income taxes	$109.3	$—	$109.3
Supplemental information on non-cash investing and financing activities:
Purchases of property, plant and equipment unpaid at period end	$22.0	$0.9	$22.9
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$621.3	$—	$621.3
Restricted cash	0.2	—	0.2
Total	$621.5	$—	$621.5

3. Summary of significant accounting policies
Basis of presentation and consolidation
Our financial statements are prepared in conformity with U.S. generally accepted accounting principles ("GAAP"). The accompanying consolidated financial statements include the accounts of Emergent and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. Reclassifications of certain prior period amounts have been made to conform to the current period presentation.
During the year ended December 31, 2022, the Company revised the reporting that the chief operating decision maker (the "CODM") reviews in order to assess Company performance. The CODM manages the business with a focus on two reportable segments: (1) Products segment consisting of Government - MCM and Commercial products and (2) Services segment focused on CDMO services.
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
Concentration Risk
Customers
The Company has long-term contracts with the USG that expire at various times from 2023 through 2036. The Company has derived a significant portion of its revenue from sales of our Government - MCM products under contracts with the USG. The Company's current USG contracts do not necessarily increase the likelihood that it will secure future comparable contracts with the USG. The Company expects that a significant portion of the business will continue to be under government contracts that present a number of risks that are not typically present in the commercial contracting process. USG contracts for ACAM2000 and Anthrax Vaccines and other medical countermeasures products are subject to unilateral termination or modification by the government. The Company may fail to achieve significant sales of its medical countermeasures products, including ACAM2000 and Anthrax Vaccines to customers in addition to the USG, which would harm their growth opportunities. The Company's other product sales, largely Nasal Naloxone Products, are largely sold commercially through physician-directed or standing order prescriptions at retail pharmacies, as well as to state health departments, local law enforcement agencies, community-based organizations, substance abuse centers and other federal agencies. In 2022, we filed our supplemental New Drug Application for NARCAN® (naloxone HCI) Nasal Spray, as an over-the-counter emergency treatment which if approved would further broaden our customer base. Our CDMO customers are generally third-party pharmaceutical companies. Refer to Footnote 12, "Revenue recognition" for more information regarding significant customers.
Although the Company seeks to expand its customer base and to renew its agreements with its customers prior to expiration of a contract, a delay in securing a renewal or a failure to secure a renewal or securing a renewal on less favorable terms may have a material adverse effect on the Company’s financial condition and results of operations.
The Company’s accounts receivable do not represent a significant concentration of credit risk. The USG accounted for approximately 43%, 51% and 62% of total revenues for 2022, 2021 and 2020, respectively. The Company’s accounts receivable as of December 31, 2022 and 2021, consist primarily of amounts due from the USG or other large multi-national highly reputable customers for product sales, CDMO services or from government agencies under government grants. Management does not deem credit risk to be significant.
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
When the Company has material indefinite lived intangible assets associated with in-process research and development ("IPR&D") a qualitative assessment is performed. If the qualitative assessment indicates that it is not more likely than not that the fair value of the indefinite lived intangible asset exceeds its carrying amount, the Company compares the estimated fair value of the intangible with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. Determining fair value requires the exercise of judgment about appropriate discount rates, perpetual growth rates and the amount and timing of expected future cash flows (see Note 6, "Intangible assets and goodwill").
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
The valuation of the interest rate swaps is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each interest rate swap. This analysis reflects the contractual terms of the interest rate swaps, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash payments (or receipts) and the discounted expected variable cash receipts (or payments). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. To comply with the provisions of ASC 820, Fair Value Measurement, the Company incorporates credit valuation adjustments in the fair value measurements to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk. These credit valuation adjustments were concluded to not be significant inputs for the fair value calculations for the periods presented. In adjusting the fair value of the Company's derivative contracts for the effect of nonperformance risk, it has considered the impact of netting and any applicable credit enhancements, such as the posting of collateral, thresholds, mutual puts and guarantees. The valuation of interest rate swaps fall into Level 2 in the fair value hierarchy. See Note 8, "Derivative instruments" for further details on the interest rate swaps.
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

4. Inventories, net
Inventories, net consist of the following:

	December 31,
	2022	2021
	(As Restated)	(As Revised)
Raw materials and supplies	$142.3	$212.8
Work-in-process	116.2	95.8
Finished goods	92.2	35.9
Total inventories, net (1)	$350.7	$344.5

(1) During the year ended December 31, 2022, the Company acquired certain assets through an asset acquisition, the Transaction, and the related inventories of $28.6 million were included in the Company's inventories balances as of December 31, 2022.

Inventories, net is stated at the lower of cost or net realizable value.
During the year ended December 31, 2021, the Company recorded inventory write-offs related to its Bayview facility of $41.5 million and the charge was reflected as a component of cost of CDMO services on the Company's consolidated statements of operations. For additional information related the termination of the manufacturing services agreement (the “Agreement”) with Janssen Pharmaceuticals, Inc. (“Janssen”) as of December 31, 2022, refer to Note 12 "Revenue recognition".
5. Property, plant and equipment, net
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
Property, plant and equipment, net is stated at cost, less accumulated depreciation and amortization. During the year ended December 31, 2022, the Company recorded accelerated depreciation of $12.7 million reflecting a shortening of the useful life of certain property, plant and equipment which were to be used in the manufacturing process to fulfill the Agreement with Janssen. For additional information related to the termination of the Agreement, refer to Note 12 "Revenue recognition".
Depreciation and amortization expense associated with property, plant and equipment was $83.4 million, $62.2 million and $50.1 million for the years ended December 31, 2022, 2021, and 2020, respectively.

6. Intangible assets and goodwill
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
7. Fair value measurements
The table below presents information about the Company's assets and liabilities that are regularly measured and carried at fair value and indicate the level within the fair value hierarchy of the valuation techniques we utilized to determine fair value:

	December 31, 2022				December 31, 2021
	(As Restated)				(As Revised)
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Money market accounts	$320.8	$320.8	$—	$—	$152.4	$152.4	$—	$—
Time deposits	170.7	—	170.7	—	200.0	—	200.0	—
Derivative instruments	$8.5	$—	$8.5	$—	$—	$—	$—	$—
Total	$500.0	$320.8	$179.2	$—	$352.4	$152.4	$200.0	$—
Liabilities:
Contingent consideration	$8.0	$—	$—	$8.0	$38.4	$—	$—	$38.4
Derivative instruments	—	—	—	—	6.1	—	6.1	—
Total	$8.0	$—	$—	$8.0	$44.5	$—	$6.1	$38.4
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

Contingent Consideration
Balance at December 31, 2019 (As Revised)	$30.4
Expense included in earnings	31.7
Settlements	(2.8)
Balance at December 31, 2020 (As Revised)	$59.3
Expense included in earnings	2.9
Settlements	(23.8)
Balance at December 31, 2021 (As Revised)	$38.4
Expense included in earnings	2.6
Settlements	(33.0)
Balance at December 31, 2022 (As Restated)	$8.0
As of December 31, 2022 and 2021, the current portion of the contingent consideration liability was $3.4 million and $32.7 million, respectively, and was included in "other current liabilities" on the consolidated balance sheets. The non-current portion of the contingent consideration liability is included in "other liabilities" on the consolidated balance sheets.
The recurring Level 3 fair value measurements for the Company's contingent consideration liability include the following significant unobservable inputs:

Contingent Consideration Liability	Fair Value as of December 31, 2022 (As Restated)	Valuation Technique	Unobservable Input	Range
Royalty based	$8.0 million	Discounted cash flow	Discount rate	9.9%
			Probability of payment	25.0% - 50.0%
			Projected year of payment	2023 - 2028
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
Non-recurring fair value measurements
Separate disclosure is required for assets and liabilities measured at fair value on a recurring basis from those measured at fair value on a non-recurring basis. As of December 31, 2022 and December 31, 2021, other than those outlined in Note 6 "Intangible assets and goodwill", there were no material assets or liabilities measured at fair value on a non-recurring basis.
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

9. Debt
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
Pursuant to the Third Credit Agreement Amendment the requisite lenders have agreed to a limited waiver of any defaults or events of default that result from (a) any violation of the financial covenants set forth in the Senior Secured Credit Facilities with respect to the fiscal quarters ending December 31, 2022 and March 31, 2023 and (b) the going concern qualification or exception contained in the audited financial statements for the fiscal year ending December 31, 2022. This limited waiver will expire on the earlier to occur of (i) any other event of default and (ii) April 17, 2023. During this period the Company is working with lenders under the Senior Secured Credit Facilities in connection with replacing such facilities before their October 2023 maturity with revised terms and conditions. The Company does not expect to be in compliance with debt covenants in future periods without additional sources of liquidity or future amendments to the Credit Agreement. See Footnote 3 "Summary of significant accounting policies" for Going Concern considerations related to noncompliance with our debt covenants and the limited waiver.

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
Share-based Compensation Expense
Share-based compensation expense was recorded in the following financial statement line items:

	Year Ended December 31,
	2022	2021	2020
	(As Restated)	(As Revised)	(As Revised)
Cost of product sales	$7.3	$6.4	$8.9
Cost of CDMO services	1.8	1.1	3.5
Research and development	5.4	5.0	8.4
Selling, general and administrative	30.6	29.9	31.0
Total share-based compensation expense	$45.1	$42.4	$51.8
Accumulated other comprehensive income (loss), net of tax
The following table includes changes in accumulated other comprehensive income (loss), net of tax by component:

	Defined Benefit Pension Plan	Derivative Instruments	Foreign Currency Translation Adjustments	Total

Balance at December 31, 2020 (As Revised)	$(7.7)	$(11.0)	$(6.6)	$(25.3)
Other comprehensive income (loss) before reclassifications	4.3	0.7	(1.0)	4.0
Amounts reclassified from accumulated other comprehensive income (loss)	(0.6)	5.8	—	5.2
Net current period other comprehensive income (loss)	3.7	6.5	(1.0)	9.2
Balance at December 31, 2021 (As Revised)	$(4.0)	$(4.5)	$(7.6)	$(16.1)
Other comprehensive income before reclassifications	8.7	10.8	1.0	20.5
Amounts reclassified from accumulated other comprehensive income (loss)	(1.2)	(0.1)	—	(1.3)
Net current period other comprehensive income	7.5	10.7	1.0	19.2
Balance at December 31, 2022 (As Restated)	$3.5	$6.2	$(6.6)	$3.1
The tables below present the tax effects related to each component of other comprehensive income (loss):

	December 31, 2022			December 31, 2021			December 31, 2020
	(As Restated)			(As Revised)			(As Revised)
	Pretax	Tax Benefit (Expense)	Net of tax	Pretax	Tax Benefit (Expense)	Net of tax	Pretax	Tax Benefit (Expense)	Net of tax
Defined benefit pension plan	$8.7	$(1.2)	$7.5	$4.3	$(0.6)	$3.7	$(5.0)	$0.7	$(4.3)
Derivative instruments	14.6	(3.9)	10.7	8.9	(2.4)	6.5	(13.0)	3.6	(9.4)
Foreign currency translation adjustments	0.6	0.4	1.0	(1.2)	0.2	(1.0)	(2.2)	0.1	(2.1)
Total adjustments	$23.9	$(4.7)	$19.2	$12.0	$(2.8)	$9.2	$(20.2)	$4.4	$(15.8)

11. Net income (loss) per common share
The following table presents the calculation of basic and diluted net income (loss) per common share:

	Year Ended December 31,
	2022	2021	2020
	(As Restated)	(As Revised)	(As Revised)
Numerator:
Net income (loss)	$(211.6)	$219.5	$305.8

Denominator:
Weighted-average number of shares-basic	50.1	53.5	52.7
Dilutive effect of employee incentive plans	—	0.6	1.1
Weighted-average number of shares-diluted	50.1	54.1	53.8

Net income (loss) per common share - basic	$(4.22)	$4.10	$5.80
Net income (loss) per common share - diluted	$(4.22)	$4.06	$5.68
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

12. Revenue recognition
The Company operates in two business segments (see Note 17, "Segment information"). The Company's revenues disaggregated by the major sources were as follows:

	Year Ended December 31,
	2022			2021			2020
	USG	Non-USG	Total	USG	Non-USG	Total	USG	Non-USG	Total
	(As Restated)			(As Revised)			(As Revised)
Product sales	$445.4	$520.8	$966.2	$530.0	$493.9	$1,023.9	$626.0	$363.8	$989.8
CDMO:
Services	—	105.0	105.0	—	310.3	310.3	—	194.1	194.1
Leases	—	4.9	4.9	243.1	62.1	305.2	247.8	30.5	278.3
Total CDMO	—	109.9	109.9	243.1	372.4	615.5	247.8	224.6	472.4
Contracts and grants	37.2	4.2	41.4	130.2	4.0	134.2	109.2	5.9	115.1
Total revenues	$482.6	$634.9	$1,117.5	$903.3	$870.3	$1,773.6	$983.0	$594.3	$1,577.3
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
BARDA Centers of Innovation and Advanced Development and Manufacturing Agreement
In 2020, the Company announced the issuance of a task order under its existing CIADM agreement with BARDA for COVID-19 vaccine development and manufacturing (the "BARDA COVID-19 Development Public Private Partnership"). The BARDA COVID-19 Development Public Private Partnership is considered a lease and is accounted for under ASC 842. The initial task order had a contract value of up to $628.2 million and included the reservation of manufacturing capacity and accelerated expansion of fill/finish capacity valued at $542.7 million and $85.5 million, respectively. Subsequently, the task order was expanded to include incremental capital activities which increased the value to $650.8 million. On November 1, 2021, the Company and BARDA mutually agreed to the completion of the Company's CIADM contract and associated task orders, including the BARDA COVID-19 Development Public Private Partnership. The Company did not recognize lease revenues under this arrangement during the year ended December 31, 2022. Total revenues associated with the base arrangement were $71.3 million and $15.8 million during the years ended December 31, 2021 and December 31, 2020, respectively, and are reflected as a component of contracts and grants revenue on the consolidated statements of operations. Revenues associated with the BARDA COVID-19 Development Public-Private Partnership were $243.1 million and $247.8 million during the years ended December 31, 2021 and December 31, 2020, respectively, and are recorded as CDMO leases on the consolidated statements of operations.
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
The following table presents the roll forward of the contract liabilities:

Contract Liabilities
Balance at December 31, 2020 (As Revised)	$100.1
Deferral of revenue	279.7
Revenue recognized	(363.4)
Balance at December 31, 2021 (As Revised)	$16.4
Deferral of revenue	38.9
Revenue recognized	(23.6)
Balance at December 31, 2022 (As Restated)	$31.7
As of December 31, 2022 and 2021, the current portion of contract liabilities was $26.4 million and $11.7 million, respectively, and was included in other current liabilities on the balance sheet.
Accounts Receivable and Allowance for Expected Credit Losses
Accounts receivable including unbilled accounts receivable contract assets consist of the following:

	December 31,
	2022	2021
	(As Restated)	(As Revised)
Accounts receivable:
Billed	$102.7	$230.5
Unbilled	57.2	51.6
Allowance for expected credit losses	(0.7)	(3.2)
Accounts receivable, net	$159.2	$278.9

13. Leases
The Company is the lessee for operating corporate leases for offices, R&D facilities and manufacturing facilities. The Company determines if an arrangement is a lease at inception. Operating leases are included in right-of-use ("ROU") assets and liabilities. For a discussion of lessor activities, see Note 12, "Revenue recognition".
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

14. Income taxes
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
As of December 31, 2022, the Company reassessed the valuation allowance and considered negative evidence, including its significant losses in the current year and the substantial doubt about the Company’s ability to continue as a going concern through one year from the date that these financial statements are issued, positive evidence, scheduled reversal of deferred tax liabilities, available taxes in carryback periods, tax planning strategies and projected future taxable income. After assessing both the negative and positive evidence, the Company concluded that it should record an additional valuation allowance of $37.8 million on its global net operating losses, credits and other deferred tax assets.
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
Significant components of income taxes attributable to operations consist of the following:

	Year Ended December 31,
	2022	2021	2020
	(As Restated)	(As Revised)	(As Revised)
Current
Federal	$(9.4)	$(3.1)	$64.6
State	1.9	14.9	28.4
International	33.8	28.9	16.5
Total current	26.3	40.7	109.5
Deferred
Federal	(37.7)	37.1	0.5
State	(3.2)	4.2	0.1
International	7.2	1.6	(3.9)
Total deferred	(33.7)	43.0	(3.4)
Income tax (benefit) provision	$(7.4)	$83.7	$106.1

The Company's net deferred tax liability consists of the following:

	December 31,
	2022	2021
	(As Restated)	(As Revised)
Deferred tax assets
Federal losses carryforward	$14.8	$7.6
State losses carryforward	13.0	5.9
R&D carryforward	18.4	16.6
Stock compensation	10.4	9.1
Foreign losses carryforward	9.1	10.2
Deferred revenue	2.0	0.4
Inventory reserves	10.9	3.2
Lease liability	4.7	6.6
IRC 263A capitalized costs	5.2	4.0
Capitalized R&D	27.3	—
IRC 163(j) Interest Limitation	7.9	—
Other	1.2	6.0
Gross deferred tax assets	124.9	69.5
Valuation allowance	(65.1)	(27.3)
Total deferred tax assets	59.8	42.2
Deferred tax liabilities
Fixed assets	(63.6)	(75.9)
Intangible assets	(46.1)	(47.6)
Right-of-use asset	(4.5)	(6.3)
Foreign Withholding Tax	(4.7)	—
Other	(0.7)	(0.9)
Total deferred tax liabilities	(119.6)	(130.7)
Net deferred tax liabilities	$(59.7)	$(88.5)
As of December 31, 2022, the Company has approximately $70.5 million in U.S. federal net operating loss ("NOL") carryforwards, $36.0 million of NOL’s which will expire in varying amounts in 2031 through 2035 and $34.5 million which will carryforward indefinitely, although, limited to eighty percent of taxable income annually. The Company has U.S. federal tax credit carryforwards of $13.4 million which will expire in 2027 through 2042.
As of December 31, 2022, the Company had pre-apportionment state NOLs totaling approximately $1.7 billion primarily in Maryland which will begin to expire in 2025 and post-apportionment NOLs totaling approximately $146.5 million that will begin to expire in 2028. The Company has state R&D tax credit carryforwards of $5.0 million which will expire in 2027 through 2038.
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
The Company’s valuation allowance increased by $37.8 million due to the Company’s determination that it is not more likely than not to realize its global net deferred income tax assets and the current year losses incurred within the U.S. The valuation allowance has been recorded primarily against the Company's net operating loss and credit carryforwards.
Income taxes differ from the amount of taxes determined by applying the U.S. federal statutory rate to income before taxes as a result of the following:

	Year Ended December 31,
	2022	2021	2020
	(As Restated)	(As Revised)	(As Revised)
U.S.	$(442.6)	$100.1	$368.2
International	224.0	203.3	43.7
Earnings (Losses) before taxes on income	(218.6)	303.4	411.9
Federal tax at statutory rates	$(46.0)	$63.5	$86.5
State taxes, net of federal benefit	(13.5)	14.1	23.7
Impact of foreign operations	(7.2)	(18.7)	(7.7)
Change in valuation allowance	37.8	8.2	1.6
Tax credits	(3.5)	(4.7)	(7.4)
Stock compensation	4.7	(3.9)	(6.3)
Goodwill Impairments	1.8	8.3	—
Adjustment of prior year taxes	(1.8)	0.8	(2.2)
Transaction costs	—	0.1	6.0
Compensation limitation	0.7	2.9	2.2
Unrecognized tax benefit	(9.0)	1.2	2.2
GILTI, net	20.7	13.0	5.4
Foreign withholding tax	4.7	—	—
Permanent differences	3.2	(1.2)	2.1
Income tax (benefit) provision	$(7.4)	$83.7	$106.1
The effective annual tax rate for the years ended December 31, 2022, 2021, and 2020 was 3%, 28% and 26%, respectively.
The effective annual tax rate of 3% in 2022 is lower than the statutory rate primarily due to the impact of a valuation allowance charge in the US, state and Foreign Jurisdictions, a charge due the Company’s indefinite reinvestment assertion, goodwill impairment, GILTI, and other permanent items. This is partially offset by tax credits, favorable rates in foreign jurisdictions, and the release of an indemnified unrecognized tax benefit.
The effective annual tax rate of 28% in 2021 is higher than the statutory rate primarily due to the impact of goodwill impairment, state taxes, GILTI and other non-deductible items. This is partially offset by stock option deduction benefits, tax credits, and favorable rates in foreign jurisdictions. The jurisdictional mix of profit has changed from the prior year largely due to lower U.S. CDMO margins, the termination of the CIADM arrangement in the U.S. and an increase in sales of NARCAN in which a portion of the profit is attributable to a foreign subsidiary.
The effective annual tax rate of 26% in 2020 is higher than the statutory rate primarily due to the impact of state taxes, GILTI, contingent consideration, other non-deductible items and the jurisdictional mix of earnings. This is partially offset by stock option deduction benefits, tax credits, and favorable rates in foreign jurisdictions.
The total unrecognized tax benefits recorded at December 31, 2022 and 2021 of $6.8 million and $12.7 million, respectively, is classified primarily as a non-current liability on the consolidated balance sheets.

The table below presents the gross unrecognized tax benefits activity for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
	2022	2021	2020
	(As Restated)	(As Revised)	(As Revised)
Gross unrecognized tax benefits, beginning of period	$12.7	$12.2	$8.9
Increases (decreases) for tax positions for prior years	(1.5)	0.3	—
Increases for tax positions for current year	0.7	0.2	5.1
Settlements	—	—	(1.8)
Lapse of statute of limitations	(5.1)	—	—
Gross unrecognized tax benefits, end of period	$6.8	$12.7	$12.2
The total gross unrecognized tax benefit of $6.8 million, includes the release of $8.0 million of liability that related to the 2018 acquisition of PaxVax Holdings Company, Ltd. The liability was offset by an indemnification receivable, both of which were released due to a lapse of the statute of limitation during the year.
The Company includes interest and potential penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2022 and 2021, the total amount of interest and penalties accrued was $1.6 million and $3.7 million, respectively. The Company recognized interest and penalty expense (benefit) in 2022, 2021 and 2020 of $(2.1) million, $1.1 million and $0.4 million, respectively.
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

15. Defined benefit and 401(k) savings plan
The Company sponsors a defined benefit pension plan covering eligible employees in Switzerland (the "Swiss Plan"), which we have agreed to sell as part of our Travel Health business to Bavarian Nordic, described further in Note 19, "Subsequent events". Under the Swiss Plan, the Company and certain of its employees with annual earnings in excess of government determined amounts are required to make contributions into a fund managed by an independent investment fiduciary. Employer contributions must be in an amount at least equal to the employee’s contribution. The Swiss Plan's assets are comprised of an insurance contract that has a fair value consistent with its contract value based on the practicability exception using Level 3 inputs. The entire liability is listed as non-current because plan assets are greater than the expected benefit payments over the next year. The Company recognized pension expense related to the Swiss Plan of $0.8 million, $2.0 million and $2.4 million reflected as a component of selling, general and administrative expenses for the years ended December 31, 2022, 2021 and 2020, respectively.
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
16. Purchase commitments
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

The following table includes segment revenues and a reconciliation of the Company's segment adjusted gross margin to the consolidated statement of operations for each of the Company's reporting segments:

	Year Ended December 31,
	2022	2021	2020
	(As Restated)	(As Revised)	(As Revised)
Revenues:
Products	$966.2	$1,023.9	$989.8
Services (1)	109.9	615.5	472.4
Total segment revenues	1,076.1	1,639.4	1,462.2
Contracts and grants revenue	41.4	134.2	115.1
Total revenues	$1,117.5	$1,773.6	$1,577.3

Less: Cost of sales:
Cost of Products	$424.6	$382.6	$392.0
Cost of Services	268.5	365.5	145.0
Total cost of sales	$693.1	$748.1	$537.0

Products gross margin	$541.6	$641.3	$597.8
Services gross margin (1)	$(158.6)	$250.0	$327.4
Consolidated gross margin (2)	$383.0	$891.3	$925.2

Adjustments to gross margin:
Products:
Changes in fair value of contingent consideration	$2.6	$2.9	$31.7
Inventory step-up provision	51.4	—	—

Products adjusted gross margin	$595.6	$644.2	$629.5
Services adjusted gross margin (1)	$(158.6)	$250.0	$327.4
Consolidated adjusted gross margin(3)	$437.0	$894.2	$956.9

Other reconciling items:
Contracts and grants revenue	$41.4	$134.2	$115.1
Adjustments to gross margin	(54.0)	(2.9)	(31.7)
Research and development	(188.3)	(235.2)	(237.9)
Selling, general and administrative	(339.5)	(348.7)	(304.1)
Goodwill impairment	(6.7)	(41.7)	—
Amortization of intangible assets	(59.9)	(58.5)	(59.8)
Interest expense	(37.3)	(34.5)	(31.3)
Other, net	(11.7)	(3.7)	4.7
Income (loss) before income taxes	$(219.0)	$303.2	$411.9

(1) Services revenue, Services gross margin and Services Adjusted gross margin for the years ended December 31, 2021 and 2020 includes the impact of $243.1 million and $247.8 million, respectively of CDMO leases revenues related to the BARDA COVID-19 Development Public Private Partnership which ended in November 2021.

(2) Total segment revenues less total cost of sales.
(3) Consolidated gross margin plus adjustments to gross margin.

The following table includes depreciation expense for each segment:

	Year Ended December 31,
	2022	2021	2020
Depreciation:
Products	$32.9	$27.8	$27.2
Services	43.2	28.3	17.3
Other	7.3	6.1	5.6
Total	$83.4	$62.2	$50.1
The following table includes revenues by country. Revenues have been attributed based on the location of the customer:

	Year Ended December 31,
	2022	2021	2020
	(As Restated)	(As Revised)	(As Revised)
Revenue:
United States	$886.1	$1,623.4	$1,467.9
Canada	148.6	66.7	46.0
Other	82.8	83.5	63.4
Total revenues	$1,117.5	$1,773.6	$1,577.3
The following table included long-lived assets, net by country. Long-lived assets, net includes right-of-use assets, net and property, plant & equipment, net, excluding software, net:

	December 31,
	2022	2021
Long-lived assets, net:
United States	$696.1	$705.5
Switzerland	88.1	73.1
Canada	37.5	35.0
Other	5.0	6.0
Total long-lived assets, net	$826.7	$819.6
18. Litigation
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

19. Subsequent events
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

20. Quarterly financial data - unaudited
The following tables set forth selected unaudited quarterly financial information for the years ended December 31, 2022 and 2021. The adjustments to the unaudited quarterly financial information below are the same as the Tax Adjustments and Other Adjustments made to the Company's audited consolidated financial statements as discussed in Note 2, "Restatement of consolidated financial statements".

	Three Months Ended				Three Months Ended
	March 31, 2022				June 30, 2022
	Previously Reported	Tax Adjustments	Other Adjustments	As Revised	Previously Reported	Tax Adjustments	Other Adjustments	As Revised
Total revenues	$307.5	$—	$(2.7)	$304.8	$242.7	$—	$(0.1)	$242.6
Cost of product sales	$80.3	$—	$(0.9)	$79.4	$91.0	$—	$1.2	$92.2
Cost of CDMO	$75.6	$—	$(1.6)	$74.0	$78.8	$—	$1.0	$79.8
Income (loss) from operations	$6.4	$—	$0.5	$6.9	$(72.0)	$—	$(4.3)	$(76.3)
Net income (loss)	$(3.7)	$(1.4)	$0.5	$(4.6)	$(56.4)	$7.8	$(4.3)	$(52.9)
Net income (loss) per common share:
Basic	$(0.07)	$(0.03)	$0.01	$(0.09)	$(1.13)	$0.16	$(0.09)	$(1.06)
Diluted	$(0.07)	$(0.03)	$0.01	$(0.09)	$(1.13)	$0.16	$(0.09)	$(1.06)

	Three Months Ended				Three Months Ended
	September 30, 2022				December 31, 2022
	Previously Reported	Tax Adjustments	Other Adjustments	As Restated	Previously Reported	Tax Adjustments	Other Adjustments	As Restated
Total revenues	$240.0	$—	$(0.1)	$239.9	$330.7	$—	$(0.5)	$330.2
Cost of product sales	$85.5	$—	$(0.3)	$85.2	$167.3	$—	$0.5	$167.8
Cost of CDMO	$63.1	$—	$(1.1)	$62.0	$52.1	$—	$0.6	$52.7
Income (loss) from operations	$(42.0)	$—	$(3.3)	$(45.3)	$(65.1)	$—	$9.8	$(55.3)
Net income (loss)	$(75.7)	$(8.1)	$(3.3)	$(87.1)	$(88.0)	$11.2	$9.8	$(67.0)
Net income (loss) per common share:
Basic	$(1.52)	$(0.16)	$(0.07)	$(1.75)	$(1.76)	$0.22	$0.20	$(1.34)
Diluted	$(1.52)	$(0.16)	$(0.07)	$(1.75)	$(1.76)	$0.22	$0.20	$(1.34)

	Three Months Ended			Three Months Ended
	March 31, 2021			June 30, 2021
	Previously Reported	Other Adjustments	As Revised	Previously Reported	Other Adjustments	As Revised
Total revenues	$343.0	$34.0	$377.0	$397.5	$(20.1)	$377.4
Cost of product sales	$52.6	$0.2	$52.8	$81.2	$0.2	$81.4
Cost of CDMO	$46.7	$37.7	$84.4	$146.6	$(12.7)	$133.9
Income (loss) from operations	$95.4	$(3.2)	$92.2	$14.5	$(7.4)	$7.1
Net income (loss)	$69.7	$(2.4)	$67.3	$4.6	$(5.1)	$(0.5)
Net income (loss) per common share:
Basic	$1.31	$(0.05)	$1.26	$0.09	$(0.10)	$(0.01)
Diluted	$1.28	$(0.05)	$1.23	$0.09	$(0.10)	$(0.01)

	Three Months Ended			Three Months Ended
	September 30, 2021			December 31, 2021
	Previously Reported	Other Adjustments	As Revised	Previously Reported	Other Adjustments	As Revised
Total revenues	$329.0	$(42.7)	$286.3	$723.2	$9.7	$732.9
Cost of product sales	$103.2	$1.1	$104.3	$145.0	$(0.9)	$144.1
Cost of CDMO	$114.3	$(36.8)	$77.5	$67.9	$1.8	$69.7
Income (loss) from operations	$(34.7)	$(10.0)	$(44.7)	$277.4	$9.4	$286.8
Net income (loss)	$(32.7)	$(7.7)	$(40.4)	$189.3	$3.8	$193.1
Net income (loss) per common share:
Basic	$(0.61)	$(0.14)	$(0.75)	$3.55	$0.07	$3.62
Diluted	$(0.61)	$(0.14)	$(0.75)	$3.53	$0.07	$3.60

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, at the time the Original Form 10-K was filed, our chief executive officer and chief financial officer concluded that, as of such date, that the disclosure controls and procedures were not effective due to a material weakness in internal control over financial reporting related to the Company's inventory process. As a result of the subsequently identified material weakness in internal control over financial reporting associated with accounting for state income taxes that is described below and elsewhere in this Amendment, our chief executive officer and chief financial officer reaffirmed their prior conclusion that our disclosure controls and procedures were ineffective as of December 31, 2022 due to these identified material weaknesses.
Management's Report on Internal Control Over Financial Reporting (Restated)
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
At the time the Original Form 10-K was filed and as of the date of this Amendment, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). As a result of these assessments, our management concluded that, as of December 31, 2022, our internal control over financial reporting was not effective due to an identified material weakness related to the improper capitalization of inventory. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
More specifically, the material weakness related to capitalization of inventory is due to insufficient controls related to our assessment of pre-launch materials meeting the criteria for capitalization, which requires those materials to have economic value and a high probability of regulatory approval.
Subsequent to management's assessment of internal control over financial reporting at the time the Original 10-K was filed, management identified a second material weakness related to the design of our controls associated with the review of the calculation of our state deferred tax assets and liabilities and the operating effectiveness of the controls associated with the review of the valuation allowance calculation. As discussed in the Explanatory Note to this Amendment and Note 2 to the Consolidated Financial Statements contained in Part II, Item 8, “Financial Statements and Supplementary Data,” this material weakness resulted in the restatement of the Consolidated Financial Statements as of, and for the year ended, December 31, 2022.
Ernst & Young LLP, the independent registered public accounting firm that has audited our consolidated financial statements included herein, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2022, a copy of which is included in this Amendment.

Remediation
Inventory
We have initiated implementing measures designed to improve our internal control over financial reporting related to the capitalization of inventory, including documenting a formal policy on the accounting for pre-paunch materials purchased for use in R&D activities, providing additional training related to the new policy, implementing a monthly control to review pre-launch inventory with corporate finance to ensure proper accounting treatment. As a result of these efforts and given that the deficiencies relate to specific adjustments that were made during the period ended December 31, 2022, we believe that the Inventory Capitalization Issue has been remediated during the first quarter of 2023.
State Income Taxes
As part of our commitment to strengthening our internal control over financial reporting, we are implementing remedial actions under the oversight of the Audit Committee of our board of directors to address these deficiencies, including:
•Enhanced review and reconciliation procedures
•Additional training on the affected tax matters
We will continue to monitor the design and operating effectiveness of these and other processes, procedures and controls and make any further changes management determines appropriate.
Changes in Internal Control Over Financial Reporting
Except for the material weaknesses described above, there has been no change in the Company's internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Emergent BioSolutions Inc.
Opinion on Internal Control over Financial Reporting
We have audited Emergent BioSolutions Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weaknesses described below on the achievement of the objectives of the control criteria, Emergent BioSolutions Inc. and subsidiaries (the Company) has not maintained effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
In our report dated March 1, 2023, we expressed an adverse opinion that the Company had not maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria, as a result of a material weakness in controls related to the Company's inventory process. Management has subsequently identified deficiencies related to the design of controls associated with the review of the calculation of state deferred tax assets and liabilities and the operating effectiveness of the controls associated with the review of the valuation allowance calculation, and has further concluded that such deficiencies represented a material weakness as of December 31, 2022. As a result, management has revised its assessment, as presented in the accompanying Management's Annual Report on Internal Control over Financial Reporting, to include the subsequently identified material weakness that existed as of December 31, 2022. Accordingly, our present opinion on the effectiveness of internal control over financial reporting as of December 31, 2022, as expressed herein includes an additional material weakness from our previous report.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment. Management has identified a material weakness in controls related to the Company's inventory process. Management also has identified a material weakness in controls related to the state income tax process as described above.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the Index at Item 15. These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2022 consolidated financial statements, and this report does not affect our report dated March 1, 2023, except for the effect of the restatement disclosed in Note 2, as to which the date is December 11, 2023, which expressed an unqualified opinion that included an explanatory paragraph regarding the Company's ability to continue as a going concern.
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
/s/ Ernst & Young LLP
Tysons, Virginia
March 1, 2023, except for the effect of the material weakness in controls related to the state income tax process described in the second and third paragraphs above, as to which the date is December 11, 2023.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Financial Statements
The following financial statements and supplementary data are filed as a part of this Amendment in Part II, Item 8.
•Report of Independent Registered Public Accounting Firm (PCAOB ID: 42)
•Consolidated Balance Sheets at December 31, 2022 (Restated) and 2021 (Revised)
•Consolidated Statements of Operations for the years ended December 31, 2022 (Restated), 2021 (Revised) and 2020 (Revised)
•Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2022 (Restated), 2021 (Revised) and 2020 (Revised)
•Consolidated Statements of Cash Flows for the years ended December 31, 2022 (Restated), 2021 (Revised) and 2020 (Revised)
•Consolidated Statement of Changes in Stockholders' Equity for the years ended December 31, 2022 (Restated), 2021 (Revised) and 2020 (Revised)
•Notes to Consolidated Financial Statements
Financial Statement Schedules
Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2022, 2021 and 2020 has been filed as part of this Amendment. All other financial statement schedules are omitted because they are not applicable or the required information is included in the financial statements or notes thereto.
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

Exhibit Index
All documents referenced below were filed pursuant to the Securities Exchange Act of 1934 by the Company (File No. 001-33137), unless otherwise indicated.

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

4.7		Description of the Company's Securities (incorporated by reference to Exhibit 4.6 to the Company's Annual Report on Form 10-K filed on February 19, 2021).
10.1
Amended and Restated Credit Agreement, dated October 15, 2018, by and among Emergent BioSolutions Inc., the lenders party thereto from time to time, and Wells Fargo Bank, National Association, as the Administrative Agent (incorporated by reference to Exhibit 10 to the Company's Current Report on Form 8-K, filed on October 15, 2018).

10.2		First Amendment to Amended and Restated Credit Agreement, dated June 27, 2019 (incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K filed on February 19, 2021).
10.3	*	Second Amendment to Amended and Restated Credit Agreement, dated August 7, 2020 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed on August 7, 2020).
10.4	*	Consent, Limited Waiver, and Third Amendment to the Amended and Restated Credit Agreement, dated February 14, 2023.
10.5	*
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

Exhibit Number		Exhibit Description
10.9	*	Fourth Amended and Restated Emergent BioSolutions Inc. 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on August 5, 2016).
10.10	##
Amended and Restated Emergent BioSolutions Inc. 2006 Stock Incentive Plan Approved by the Compensation Committee of the Board of Directors of Emergent BioSolutions Inc. on January 4, 2023 (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K filed on March 1, 2023).

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

10.204	##††
Purchase and Sale Agreement dated February 15, 2023 by and between Emergent BioSolutions Inc., through its wholly owned subsidiaries Emergent International Inc. and Emergent Travel Health Inc. and Bavarian Nordic (incorporated by reference to Exhibit 10.204 to the Company's Annual Report on Form 10-K filed on March 1, 2023).

21	##	Subsidiaries of the Company (incorporated by reference to Exhibit 21 to the Company's Annual Report on Form 10-K filed on March 1, 2023).
23	#	Consent of Independent Registered Public Accounting Firm.
31.1	#	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).
31.2	#	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).
32.1	#	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	#	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number		Exhibit Description
101	#
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

104	#	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101.

	#	Filed herewith
	##	Previously filed with the Original Form 10-K
	†	Confidential treatment granted by the SEC as to certain portions. Confidential materials omitted and filed separately with the SEC.
††
Certain confidential portions of this exhibit were omitted by means of marking such portions with asterisks because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.

	*	Management contract or compensatory plan or arrangement filed herewith in response to Item 15(a) of Form 10-K.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMERGENT BIOSOLUTIONS INC.

By: /s/RICHARD S. LINDAHL
Richard S. Lindahl
Executive Vice President, Chief Financial Officer and Treasurer
Date: December 11, 2023