Form 10-Q
period 2023-09-30
Emergent BioSolutions Inc.
filed 2023-12-11
CIK 1367644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of December 1, 2023, the registrant had 51,884,398 shares of common stock outstanding.

Emergent BioSolutions Inc. and Subsidiaries
Form 10-Q

EMERGENT BIOSOLUTIONS INC.
PART I. FINANCIAL INFORMATION
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, including statements regarding our future performance, business strategy, operations, financial position, revenues and earnings, projected costs, prospects, plans and objectives of management are forward-looking statements. We generally identify forward-looking statements by using words like "anticipate," "believe," "continue," "could," "estimate," "expect," "forecast," "future," "goal," "intend," "may," "plan," "position," "possible," "potential," "predict," "project," "should," "target," "will," "would," and similar expressions or variations thereof, or the negative thereof, but these terms are not the exclusive means of identifying such statements. Forward-looking statements are based on our current intentions, beliefs, assumptions and expectations regarding future events based on information that is currently available. You should realize that if underlying assumptions prove inaccurate or if known or unknown risks or uncertainties materialize, actual results could differ materially from our expectations. You are therefore cautioned not to place undue reliance on any forward-looking statement contained herein. Any forward-looking statement speaks only as of the date on which such statement is made and, except as required by law, we do not undertake any obligation to update any forward-looking statement to reflect new information, events or circumstances.
There are a number of important factors that could cause our actual results to differ materially from those indicated by such forward-looking statements, including, among others:
•the availability of U.S. Government ("USG") funding for contracts related to procurement of our medical countermeasures ("MCM"), including CYFENDUSTM (Anthrax Vaccine Adsorbed (AVA), Adjuvanted), previously known as AV7909, BioThrax® (Anthrax Vaccine Adsorbed), ACAM2000® (Smallpox (Vaccinia) Vaccine, Live) among others, as well as contracts related to development of medical countermeasures;
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
•the impact of a generic marketplace on NARCAN® (naloxone HCl) Nasal Spray and future NARCAN® sales;
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

EMERGENT BIOSOLUTIONS INC.
•the impact of the organizational changes we announced in January 2023 and August 2023;
•the success of our commercialization, marketing and manufacturing capabilities and strategy;
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
The foregoing sets forth many, but not all, of the factors that could cause actual results to differ from our expectations in any forward-looking statement. When evaluating our forward-looking statements, you should consider this cautionary statement along with the sections entitled "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Quantitative and Qualitative Disclosures about Market Risk" in this Quarterly Report on Form 10-Q, as well as the risks identified in our other reports filed with the SEC. New factors may emerge from time to time, and it is not possible for management to predict all such factors, nor can it assess the impact of any such factor on the business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement.
NOTE REGARDING COMPANY REFERENCES
References in this report to “Emergent,” the “Company,” “we,” “us,” and “our” refer to Emergent BioSolutions Inc. and its consolidated subsidiaries.
NOTE REGARDING TRADE NAMES
Emergent®, CYFENDUSTM, BioThrax®, RSDL®, BAT®, Trobigard®, Anthrasil®, CNJ-016®, ACAM2000®, NARCAN®, TEMBEXA® and any and all Emergent BioSolutions Inc. brands, products, services and feature names, logos and slogans are trademarks or registered trademarks of Emergent BioSolutions Inc. or its subsidiaries in the United States or other countries. EBANGA™ is a trademark of Ridgeback Biotherapeutics L.P. All other brands, products, services and feature names or trademarks are the property of their respective owners.

ITEM 1. FINANCIAL STATEMENTS
Emergent BioSolutions Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions, except per share amounts)

	September 30, 2023	December 31, 2022
	(unaudited)	(As Restated)
ASSETS
Current assets:
Cash and cash equivalents	$87.8	$642.6
Accounts receivable, net	216.5	159.2
Inventories, net	354.1	350.7
Prepaid expenses and other current assets	62.4	57.9
Total current assets	720.8	1,210.4

Property, plant and equipment, net	395.4	817.6
Intangible assets, net	582.8	728.8
Goodwill	—	218.2
Other assets	194.1	191.3
Total assets	$1,893.1	$3,166.3

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$112.7	$103.5
Accrued expenses	17.0	34.9
Accrued compensation	82.5	87.3
Debt, current portion	413.6	957.3
Other current liabilities	38.2	45.9
Total current liabilities	664.0	1,228.9

Debt, net of current portion	448.2	448.5
Deferred tax liability	52.4	59.7
Other liabilities	31.3	41.5
Total liabilities	1,195.9	1,778.6

Stockholders' equity:
Preferred stock, par value $0.001 per share; 15.0 shares authorized, no shares issued or outstanding	—	—
Common stock, par value $0.001 per share; 200.0 shares authorized, 57.4 and 55.7 shares issued; 51.8 and 50.1 shares outstanding, respectively	0.1	0.1
Treasury stock, at cost, 5.6 and 5.6 common shares, respectively	(227.7)	(227.7)
Additional paid-in capital	899.7	873.5
Accumulated other comprehensive income (loss), net	(2.6)	3.1
Retained earnings	27.7	738.7
Total stockholders’ equity	697.2	1,387.7
Total liabilities and stockholders’ equity	$1,893.1	$3,166.3
See accompanying notes to condensed consolidated financial statements.

Emergent BioSolutions Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(unaudited, in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
		(As Restated)		(As Restated)
Revenues:
Product sales, net	$249.8	$186.2	$695.4	$660.5
Contract development and manufacturing (“CDMO”):
Services	13.2	36.1	52.2	87.8
Leases	1.0	0.2	5.5	4.7
Total CDMO revenues	14.2	36.3	57.7	92.5
Contracts and grants	6.5	17.4	19.6	34.3
Total revenues	270.5	239.9	772.7	787.3

Operating expenses:
Cost of product sales	132.5	85.2	368.6	256.8
Cost of CDMO	44.3	62.0	151.7	215.8
Goodwill impairment	218.2	—	218.2	—
Impairment of long-lived assets	—	—	306.7	—
Research and development	15.3	42.2	82.0	141.3
Selling, general and administrative	86.0	81.8	278.7	246.1
Amortization of intangible assets	16.3	14.0	49.4	42.0
Total operating expenses	512.6	285.2	1,455.3	902.0

Loss from operations	(242.1)	(45.3)	(682.6)	(114.7)

Other income (expense):
Interest expense	(19.7)	(8.5)	(66.2)	(24.5)
Gain on sale of business	(0.7)	—	74.2	—
Other, net	(3.4)	(13.4)	(2.1)	(18.4)
Total other income (expense), net	(23.8)	(21.9)	5.9	(42.9)

Loss before income taxes	(265.9)	(67.2)	(676.7)	(157.6)
Income tax provision (benefit)	(2.5)	19.9	34.3	(13.0)
Net loss	$(263.4)	$(87.1)	$(711.0)	$(144.6)

Net loss per common share
Basic	$(5.08)	$(1.75)	$(13.97)	$(2.88)
Diluted	$(5.08)	$(1.75)	$(13.97)	$(2.88)

Weighted average shares outstanding
Basic	51.8	49.9	50.9	50.2
Diluted	51.8	49.9	50.9	50.2

See accompanying notes to condensed consolidated financial statements.

Emergent BioSolutions Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Loss
(unaudited, in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
		(As Restated)		(As Restated)
Net loss	$(263.4)	$(87.1)	$(711.0)	$(144.6)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net	1.2	(1.3)	3.7	(0.4)
Unrealized gains (losses) on hedging activities	0.9	2.6	(2.3)	9.4
Reclassification adjustment for losses (gains) on hedging activities	(3.1)	(0.4)	(3.6)	1.9
Reclassification adjustment for gains on pension benefit obligation	—	—	(3.5)	—
Total other comprehensive income (loss), net of tax	(1.0)	0.9	(5.7)	10.9
Comprehensive loss, net of tax	$(264.4)	$(86.2)	$(716.7)	$(133.7)
See accompanying notes to condensed consolidated financial statements.

Emergent BioSolutions Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(unaudited, in millions)

	Nine Months Ended September 30,
	2023	2022
		(As Restated)
Operating Activities
Net loss	$(711.0)	$(144.6)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	19.1	33.4
Long-term incentive plan expense	3.7	—
Depreciation and amortization	95.5	107.6
Change in fair value of contingent obligations, net	(0.4)	2.4
Amortization of deferred financing costs	15.6	3.1
Deferred income taxes	(3.7)	25.5
Gain on sale of travel health business	(74.2)	—
Goodwill impairment	218.2	—
Impairment of long-lived assets	306.7	—
Other	8.9	13.0
Changes in operating assets and liabilities:
Accounts receivable	(58.5)	82.5
Inventories	(25.0)	(102.8)
Prepaid expenses and other assets	(18.3)	(34.3)
Accounts payable	17.7	(11.8)
Accrued expenses and other liabilities	(30.2)	(48.4)
Accrued compensation	(0.8)	(5.7)
Income taxes receivable and payable, net	(3.5)	(51.0)
Contract liabilities	1.8	4.2
Net cash used in operating activities	(238.4)	(126.9)
Investing Activities
Purchases of property, plant and equipment	(40.2)	(92.2)
Asset acquisitions	—	(243.7)
Milestone payment from prior asset acquisition	(6.3)	—
Proceeds from sale of travel health business, net	270.2	—
Net cash provided by (used in) investing activities	223.7	(335.9)
Financing Activities
Purchases of treasury stock	—	(81.9)
Proceeds from revolving credit facility	—	238.0
Principal payments on revolving credit facility	(386.8)	—
Principal payments on term loan facility	(160.7)	(25.3)
Proceeds from stock-based compensation activity	1.3	3.0
Taxes paid for stock-based compensation activity	(2.4)	(5.7)
Proceeds from at-the-market sale of stock, net of commissions and expenses	8.2	—
Net cash provided by (used in) financing activities:	(540.4)	128.1
Effect of exchange rate changes on cash, cash equivalents and restricted cash	0.3	(0.6)
Net change in cash, cash equivalents and restricted cash	(554.8)	(335.3)
Cash, cash equivalents and restricted cash, beginning of period	642.6	576.3
Cash, cash equivalents and restricted cash, end of period	$87.8	$241.0
Supplemental disclosure of cash flow information:
Cash paid for interest	$56.5	$26.7
Cash paid for income taxes	$38.3	$23.9
Supplemental information on non-cash investing and financing activities:
Purchases of property, plant and equipment unpaid at period end	$9.2	$10.0
See accompanying notes to condensed consolidated financial statements.

Emergent BioSolutions Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders' Equity
(unaudited, in millions)

	$0.001 Par Value Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2022 (As Restated)	55.7	$0.1	(5.6)	$(227.7)	$873.5	$3.1	$738.7	$1,387.7
Net loss	—	$—	—	$—	$—	$—	$(186.2)	$(186.2)
Share-based compensation activity	0.3	—	—	—	4.7	—	—	4.7
Other comprehensive loss, net of tax	—	—	—	—	—	(2.1)	—	(2.1)
Balance at March 31, 2023	56.0	$0.1	(5.6)	$(227.7)	$878.2	$1.0	$552.5	$1,204.1
Net loss	—	$—	—	$—	$—	$—	$(261.4)	$(261.4)
Share-based compensation activity	0.3	—	—	—	9.4	—	—	9.4
At-the-market sale of stock, net of commissions and expenses	1.1	—	—	—	8.2	—	—	8.2
Other comprehensive loss, net of tax	—	—	—	—	—	(2.6)	—	(2.6)
Balance at June 30, 2023	57.4	$0.1	(5.6)	$(227.7)	$895.8	$(1.6)	$291.1	$957.7
Net loss	—	$—	—	$—	$—	$—	$(263.4)	$(263.4)
Share-based compensation activity	—	—	—	—	3.9	—	—	3.9
Other comprehensive loss, net of tax	—	—	—	—	—	(1.0)	—	(1.0)
Balance at September 30, 2023	57.4	$0.1	(5.6)	$(227.7)	$899.7	$(2.6)	$27.7	$697.2

	$0.001 Par Value Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2021 (As Revised)	55.1	$0.1	(3.8)	$(152.2)	$829.4	$(16.1)	$950.3	$1,611.5
Net loss	—	$—	—	$—	$—	$—	$(4.6)	$(4.6)
Share-based compensation activity	0.2	—	—	—	5.4	—	—	5.4
Repurchases of common stock	—	—	(1.1)	(52.2)	—	—	—	(52.2)
Other comprehensive income, net of tax	—	—	—	—	—	6.8	—	6.8
Balance at March 31, 2022 (As Revised)	55.3	$0.1	(4.9)	$(204.4)	$834.8	$(9.3)	$945.7	$1,566.9
Net loss	—	$—	—	$—	$—	$—	$(52.9)	$(52.9)
Share-based compensation activity	0.2	—	—	—	14.4	—	—	14.4
Repurchases of common stock	—	—	(0.7)	(23.3)	—	—	—	(23.3)
Other comprehensive income, net of tax	—	—	—	—	—	3.2	—	3.2
Balance at June 30, 2022 (As Revised)	55.5	$0.1	(5.6)	$(227.7)	$849.2	$(6.1)	$892.8	$1,508.3
Net loss	—	$—	—	$—	$—	$—	$(87.1)	$(87.1)
Share-based compensation activity	—	—	—	—	10.9	—	—	10.9
Other comprehensive income, net of tax	—	—	—	—	—	0.9	—	0.9
Balance at September 30, 2022 (As Restated)	55.5	$0.1	(5.6)	$(227.7)	$860.1	$(5.2)	$805.7	$1,433.0
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
The Company is focused on the following four PHT categories: chemical, biological, radiological, nuclear and explosives; emerging infectious diseases; emerging health crises; and acute/emergency care. The Company has a current product portfolio of 12 products (vaccines, therapeutics, and drug-device combination products). The revenue generated by the products comprises a substantial portion of the Company's revenue. The Company structures the business with a focus on markets and customers. As such, the key components of the business structure include the following four product and service categories: Anthrax - Medical Countermeasures ("MCM") Products, NARCAN®, Smallpox - MCM Products and CDMO Services. The Company operates as two operating segments: (1) a products segment ("Products") consisting of the Anthrax - MCM products, NARCAN®, Smallpox - MCM products and Other products and (2) a services segment ("Services") focused on CDMO services. Refer to Note 17, "Segment information" for additional information.
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
NARCAN®
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
•RSDL® (Reactive Skin Decontamination Lotion Kit), the only medical device cleared by the FDA that is intended to remove or neutralize chemical warfare agents from the skin, including: tabun, sarin, soman, cyclohexyl sarin, VR, VX, mustard gas and T-2 toxin; and
•Trobigard® atropine sulfate, obidoxime chloride auto-injector, a combination drug-device auto-injector procured product candidate that contains atropine sulfate and obidoxime chloride. Trobigard® was approved in Belgium in 2021 but has not been approved by the FDA. Trobigard® is procured by certain authorized government buyers under special circumstances for potential use as a nerve agent countermeasure outside of the U.S.
Sale of Travel Health Business
On May 15, 2023, the Company completed the sale of its products segment's travel health business, including rights to Vivotif®, the licensed typhoid vaccine; Vaxchora®, the licensed cholera vaccine; the development-stage chikungunya vaccine candidate CHIKV VLP; the Company’s manufacturing site in Bern, Switzerland; and certain of its development facilities in San Diego, California. For additional information, refer to Note 3, "Divestiture".
Services - Contract Development and Manufacturing
The Company's services line focused on CDMO offerings cover development services, drug substance manufacturing, drug product manufacturing, and when necessary, suite reservations, which depending on facts and circumstances could be considered a lease. These services are provided to customers from across the pharmaceutical and biotechnology industries as well as the U.S. Government (“USG”) and non-governmental organizations. The Company's technology platforms include mammalian, microbial, viral, plasma and advanced therapies utilizing the Company's core capabilities for manufacturing to third parties on a clinical and commercial (small and large) scale. Additional services include fill/finish formulation and analytical development services for injectable and other sterile products, inclusive of process design, technical transfer, manufacturing validations, aseptic filling, lyophilization, final packaging and stability studies, as well as manufacturing of vial and pre-filled syringe formats on multiple platforms. In August 2023, the Company initiated an organizational restructuring plan (the “August 2023 Plan”) which included actions to reduce investment in and de-emphasize focus on its CDMO services business.
2. Summary of significant accounting policies
Basis of presentation and consolidation
The accompanying unaudited condensed consolidated financial statements include the accounts of Emergent and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements included herein have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X issued by the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in Amendment No. 1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the SEC on December 11, 2023.
In connection with the 2022 adjustments described in Note 18, “Adjustments to quarterly financial data”, there were immaterial adjustments, both individually and in the aggregate, that impacted the Company’s 2023 quarterly filings for the periods ended March 31, 2023 and June 30, 2023. All other adjustments contained in the accompanying unaudited condensed consolidated financial statements are of a normal recurring nature and are necessary to present fairly the financial position of the Company as of September 30, 2023. Interim results are not necessarily indicative of results that may be expected for any other interim period or for an entire year.

Going concern
As of September 30, 2023, there is $211.2 million outstanding on the Company's Revolving Credit Facility and $202.1 million on Term Loan Facility that matures in May 2025. The Company determined that there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. This evaluation considered the mitigating effect of management’s plans that have been implemented as of September 30, 2023. Management may evaluate the mitigating effect of its plans to determine if it is probable that (1) the plans will be effectively implemented within one year after the date the financial statements are issued, and (2) when implemented, the plans will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern. The Company's plans include (A) amending the agreement for the Senior Secured Credit Facilities, which occurred on May 15, 2023, with the Fourth Amendment to Amended and Restated Credit Agreement, Waiver and First Amendment to Amended and Restated Collateral Agreement (the “Credit Agreement Amendment”), and (B) the execution of the capital raise requirement prescribed in the Credit Agreement Amendment, as further described below.
While the Company executed the Credit Agreement Amendment and extended the maturity date on the Senior Secured Credit Facilities to May 15, 2025, the Credit Agreement Amendment also requires the Company maintain a minimum consolidated EBITDA through February 29, 2024 and to raise at least $75.0 million through the issuance of equity and/or unsecured indebtedness by April 30, 2024. As a result of these provisions, the Company has determined it is appropriate to continue to classify the debt as a current liability on the Condensed Consolidated Balance Sheets. Additional information on the nature and status of our debt covenant compliance is included below.
Debt Covenants
The Company has a senior secured credit facility that matures in May 2025 (the “Credit Facility”) which provides for (1) revolving credit commitments, (2) a term loan, and (3) the issuance of commercial letters of credit. As of September 30, 2023, we had $413.3 million outstanding under the Credit Facility. Under the Credit Facility, the Company is subject to a monthly minimum consolidated EBITDA covenant through February 29, 2024 and is also required to raise at least $75.0 million through the issuance of equity and/or unsecured indebtedness by April 30, 2024. As of September 30, 2023, we were in compliance with all of the covenants and restrictions associated with, and no events of default existed under, the Credit Facility. However, based on the timing of the USG procurement of the remaining 2023 order for CYFENDUSTM and a number of other product sales through the end of 2023, the Company anticipates that, absent a cure or waiver, it may be in breach of the minimum consolidated EBITDA covenant as early as the reporting date for the measurement period ending December 31, 2023. In the event the Company remains in compliance with the minimum consolidated EBITDA covenant through the measurement period ending December 31, 2023, the Company anticipates that, absent a cure or waiver of the minimum consolidated EBITDA covenant, it may be in breach of the minimum consolidated EBITDA covenant as early as the reporting date for the measurement period ending February 29, 2024. In addition, the Company is required to deliver audited annual financial statements without a “going concern” or like qualification or exception with respect to our financial statements for the year ended December 31, 2023 within 90- days of year end. The Credit Facility and the Company’s other debt facilities are described in more detail below in Note 10, “Debt” and in Note 9, “Debt” in Amendment No. 1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
If the Company is not compliant with the covenants an event of default may occur under the Credit Facility and the agent and requisite lenders thereunder could take actions to exercise certain rights and remedies as described in the Credit Facility. Further, acceleration of the Credit Facility would result in a cross-default of the Company’s obligations under the 3.875% Senior Unsecured Notes due in 2028. If the Company would be unable to obtain a waiver or forbearance of such covenants or defaults, to successfully renegotiate the terms of the Credit Facility, or to cure the potential covenant breach or default, and the lenders enforced one or more of their rights upon default and/or the default resulted in a cross-default under certain other of the Company’s debt instruments, the Company would be unable to meet its obligations and could be forced into insolvency proceedings.
Based on the facts and circumstances described above, management cannot make the assumption that it is probable that these debt covenants will be met. As a result, the Company continues to evaluate a number of uncertain factors related to its assessment of its ability to satisfy the capital raise requirement, including its ability to comply with the terms and operating and financial covenants required by the Senior Secured Credit Facilities, other market conditions, economic conditions, particularly in the pharmaceutical and biotechnology industry, and disruptions or volatility caused by factors such as regional conflicts, inflation, and supply chain disruptions. The Company has engaged legal and financial advisors to assist with a comprehensive review of alternatives to enhance its capital structure, which may include taking steps to cure any potential defaults or seeking forbearance, waivers, further cost reductions or other alternatives to avoid an event of default.

The Condensed Consolidated Financial Statements have been prepared assuming the Company will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Revenue recognition
Beginning in the third quarter of 2023, the Company launched the over-the-counter NARCAN® (naloxone HCl) Nasal Spray, 4mg (“NARCAN® OTC”), which was approved by the FDA as an over-the-counter emergency treatment of opioid overdose, broadening our customer base and sales channels to retail pharmacies and digital commerce websites. Refer to Note 13, "Revenue recognition" for more information regarding revenue recognition accounting policies related to NARCAN® OTC product sales.
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
Significant accounting policies
With the exception of the policies on revenue recognition and pre-launch inventory discussed above, there have been no significant changes to the Company's summary of significant accounting policies during the nine months ended September 30, 2023, contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022, that have materially impacted the presentation of the Company's financial statements.
Fair value measurements
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability, an exit price, in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value, includes:

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
New accounting standards
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board that the Company adopts as of the pronouncement's specified effective date. There were no new accounting pronouncements that were issued or became effective since the issuance of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 that had, or are expected to have, a material impact on its consolidated financial position, results of operations or cash flows.

3.     Divestiture
On May 15, 2023, pursuant to the Purchase and Sale Agreement (the “Purchase and Sale Agreement”), by and between the Company, through its wholly owned subsidiaries Emergent International Inc. and Emergent Travel Health Inc., and Bavarian Nordic ("Bavarian Nordic”), the Company completed the previously announced sale of the Company’s travel health business, including rights to Vivotif®, the licensed typhoid vaccine; Vaxchora®, the licensed cholera vaccine; the development-stage chikungunya vaccine candidate CHIKV VLP; the Company’s manufacturing site in Bern, Switzerland; and certain of its development facilities in San Diego, California.
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
As a result of the divestiture, during the nine months ended September 30, 2023, the Company recognized a pre-tax gain of $74.2 million, net of transaction costs of $4.0 million recorded within "Gain on sale of business" on the Condensed Consolidated Statements of Operations. During the three months ended September 30, 2023, a measurement period adjustment of $0.7 million was recognized, which reduced the gain. The reduction represents a working capital adjustment, payable to Bavarian Nordic.
The Company determined that the disposal of the travel health business does not qualify for reporting as a discontinued operation since it does not represent a strategic shift that has or will have a major effect on our operations and financial results. No adjustments were made to prior period results as a result of the disposal.
In connection with the divestiture, the Company entered into a Transition Services Agreement (“TSA”) with Bavarian Nordic to help support its ongoing operations. Under the TSA, the Company provides certain transition services to Bavarian Nordic, including information technology, finance and enterprise resource planning, research and development, human resources, employee benefits and other limited services. Income from performing services under the TSA was recorded within "Other, net" on the Condensed Consolidated Statements of Operations and was $1.2 million and $2.2 million for the three and nine months ended September 30, 2023, respectively.

4.     Long-lived asset impairment and restructuring charges
Impairment of long-lived assets
The Company tests its long-lived assets that are held and used for recoverability whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable.
During the second quarter of 2023, due to deterioration in performance and resulting downward revisions to our internal CDMO forecast made during the second quarter, including future expected cash flows, the Company determined there were sufficient indicators of impairment on certain asset groups within the CDMO reporting unit to require an impairment analysis. As a result, the Company performed recoverability tests on certain asset groups within the CDMO reporting unit and concluded that the impacted asset groups were not recoverable as the undiscounted expected cash flows did not exceed their carrying values.
Asset groups are written down only to the extent that their carrying value is higher than their respective fair value. The Company, with the assistance of a third-party valuation firm, applied valuation methods to estimate the fair values for each of the assets within the different asset classes. An orderly liquidation value was applied to estimate the fair value of the personal property assets and market and cost based approaches were applied to estimate the fair value of the real property assets. All of the valuation approaches applied represented Level 3 non-recurring fair value measurements. Based on this analysis, the Company allocated and recognized a non-cash impairment charge of $306.7 million during the nine months ended September 30, 2023.
The table below presents the total impairment charge by asset class for the three and nine months ended September 30, 2023:

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Buildings, building improvements and leasehold improvements	$—	$81.5
Furniture and equipment	—	117.5
Software	—	0.3
Construction-in-progress	—	107.4
Total impairment of long-lived assets	$—	$306.7
January 2023 Organizational Restructuring Plan
In January 2023, the Company initiated an organizational restructuring plan (the “January 2023 Plan”) intended to reduce operating costs, improve operating margins, and continue advancing the Company’s ongoing commitment to profitable growth. As part of the January 2023 Plan, the Company reduced its workforce by approximately 125 employees. The Company made a $(0.2) million adjustment to the incurred charges in connection with the January 2023 Plan during the three months ended September 30, 2023 and incurred approximately $9.4 million in charges during the nine months ended September 30, 2023. These charges consist primarily of charges related to employee transition, severance payments and employee benefits. All activities related to the January 2023 Plan were substantially completed during the first quarter of 2023. Restructuring costs are recognized as an operating expense within the Condensed Consolidated Statement of Operations and are classified based on the Company's classification policy for each category of operating expense.
August 2023 Organizational Restructuring Plan
In August 2023, the Company initiated the August 2023 Plan intended to strengthen its core business and financial position by reducing investment in and de-emphasizing focus on its CDMO services business for future growth. As part of the August 2023 Plan, the Company reduced its workforce by approximately 400 employees. The Company incurred approximately $20.5 million in charges in connection with the August 2023 Plan during the three months ended September 30, 2023. These charges consist primarily of charges related to severance payments, transition services, and employee benefits. All activities related to the August 2023 Plan were substantially completed during the third quarter of 2023. Restructuring costs are recognized as an operating expense within the Condensed Consolidated Statement of Operations and are classified based on the Company's classification policy for each category of operating expense.

The following table presents the total restructuring costs associated with the Company’s segments as well as unallocated corporate and research and development ("R&D") charges for the three and nine months ended September 30, 2023:

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Products	$5.0	$7.0
Services	8.1	8.1
Total restructuring costs by segment	13.1	15.1
Corporate	6.3	11.4
R&D	$0.9	3.4
Total restructuring costs	$20.3	$29.9
The following table presents the total restructuring costs, by function, for the three and nine months ended September 30, 2023:

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Employee transition	$0.3	$0.6
Severance payments	17.9	26.6
Employee benefits	2.1	2.7
Total restructuring costs	$20.3	$29.9
The following table provides the components of and changes in the Company's restructuring accrual for the January 2023 Plan during the three and nine months ended September 30, 2023:

	Employee Transition	Severance Payments	Employee Benefits	Total
Balance at December 31, 2022	$—	$—	$—	$—
Accruals	0.3	8.7	0.7	9.7
Cash payments	(0.2)	(2.0)	(0.1)	(2.3)
Balance at March 31, 2023	$0.1	$6.7	$0.6	$7.4
Accruals	—	0.1	(0.2)	(0.1)
Cash payments	—	(3.6)	(0.1)	(3.7)
Balance at June 30, 2023	$0.1	$3.2	$0.3	$3.6
Accruals	—	—	(0.2)	(0.2)
Cash payments	—	(1.1)	—	(1.1)
Balance at September 30, 2023	$0.1	$2.1	$0.1	$2.3

The following table provides the components of and changes in the Company's restructuring accrual for the August 2023 Plan during the three and nine months ended September 30, 2023:

	Employee Transition	Severance Payments	Employee Benefits	Total
Balance at December 31, 2022	$—	$—	$—	$—
Accruals	—	—	—	—
Cash payments	—	—	—	—
Balance at March 31, 2023	$—	$—	$—	$—
Accruals	—	—	—	—
Cash payments	—	—	—	—
Balance at June 30, 2023	$—	$—	$—	$—
Accruals	0.3	17.9	2.3	20.5
Cash payments	(0.2)	(1.7)	—	(1.9)
Balance at September 30, 2023	$0.1	$16.2	$2.3	$18.6
5.    Inventories, net
Inventories, net consisted of the following:

	September 30, 2023	December 31, 2022
		(As Restated)
Raw materials and supplies	$142.3	$142.3
Work-in-process	146.3	116.2
Finished goods	65.5	92.2
Total inventories, net	$354.1	$350.7
Inventories, net is stated at the lower of cost or net realizable value.
6.    Property, plant and equipment, net
Property, plant and equipment, net consisted of the following:

	September 30, 2023 (1)	December 31, 2022
Land and improvements	$30.0	$54.9
Buildings, building improvements and leasehold improvements	228.9	327.9
Furniture and equipment	428.5	567.5
Software	64.0	65.6
Construction-in-progress	44.9	185.5
Property, plant and equipment, gross	$796.3	$1,201.4
Less: Accumulated depreciation & amortization	(400.9)	(383.8)
Total property, plant and equipment, net	$395.4	$817.6

(1) During the nine months ended September 30, 2023, the Company recorded a non-cash impairment charge of $306.7 million related to certain CDMO long-lived assets. See Note 4, "Long-lived asset impairment and restructuring charges" for more details regarding the impairment charge.

As of September 30, 2023, construction-in-progress primarily included costs incurred to advance the Company's MCM Product capabilities. As of December 31, 2022, construction-in-progress primarily included costs incurred due to construction to advance the Company's CDMO capabilities.

Property, plant and equipment, net is stated at cost, less accumulated depreciation and amortization. During the year ended December 31, 2022, the Company recorded accelerated depreciation of $12.7 million reflecting a shortening of the useful life of certain property, plant and equipment which were to be used in the manufacturing process to fulfill the manufacturing services agreement (the "Janssen Agreement") with Janssen Pharmaceuticals, Inc. ("Janssen"). For additional information related to the termination of the Janssen Agreement, refer to Note 13, "Revenue recognition".
7.    Intangible assets and goodwill
The Company's finite-lived intangible assets consist of products acquired via business combinations or asset acquisitions. The following table summarizes the Company's finite-lived intangible assets:

	Weighted Average Useful Life in Years	September 30, 2023			December 31, 2022
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount (1)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Products (2)	13.5	$855.4	$272.6	$582.8	$982.1	$253.3	$728.8
Customer relationships	0.0	28.6	28.6	—	28.6	28.6	—
CDMO	0.0	5.5	5.5	—	5.5	5.5	—
Total intangible assets		$889.5	$306.7	$582.8	$1,016.2	$287.4	$728.8

(1) During the nine months ended September 30, 2023, the Company sold $102.9 million of intangible assets, net as part of the sale of its travel health business to Bavarian Nordic. See Note 3, "Divestiture" for more information on the sale of the travel health business.

(2) During the three months ended September 30, 2023, the Company recorded a $6.3 million intangible asset addition related to the contingent consideration payment to Ridgeback for the award of a 10-year contract by the Biomedical Advanced Research and Development Authority for advanced development, manufacturing scale-up, and procurement of EbangaTM treatment for Ebola. The related intangible asset was acquired through an asset acquisition that was completed in 2022.

Amortization expense associated with the Company's intangible assets was recorded as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Amortization expense	$16.3	$14.0	$49.4	$42.0
The table below summarizes the changes in the carrying amount of goodwill by reportable segment:

	Products (1)	Services (2)	Total
Balance at December 31, 2022	$218.2	$—	$218.2
Goodwill impairment	(218.2)	—	(218.2)
Balance at September 30, 2023	$—	$—	$—

(1) Amounts for the Company's Products segment include gross carrying values of $259.9 million as of September 30, 2023 and December 31, 2022 and accumulated impairment losses of $259.9 million.

(2) Amounts for the Company's Services segment include gross carrying values of $6.7 million as of September 30, 2023 and December 31, 2022, and accumulated impairment losses of $6.7 million.
The Company performs its goodwill impairment evaluation annually, during the fourth quarter, or sooner if triggering events are identified. During the three months ended September 30, 2023, the Company observed continued market volatility including significant declines in its market capitalization and revised its financial outlook during the third quarter of 2023, which was identified as a triggering event. As a result of the quantitative assessments performed in connection with the preparation of the financial statements as of and for the quarter ended September 30, 2023, the Company recorded a $218.2 million non-cash goodwill impairment charge for the MCM reporting unit within the Products segment, which is included in "Goodwill impairment" on the Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2023. The MCM reporting unit and Products segment had no remaining goodwill as of September 30, 2023. The goodwill impairment charge resulted from a reduction in the estimated fair value of the MCM reporting unit due to changes in the risk profile of the Company as well as revisions to the long-term operating plan that reflected lower expectations for growth and profitability than previous expectations. The Company used a quantitative assessment, utilizing an income-based (discounted cash flows) approach, Level 3 non-recurring fair value measurement, for its goodwill impairment testing.
8.    Fair value measurements
The table below presents information about the Company's assets and liabilities that are regularly measured and carried at fair value and indicates the level within the fair value hierarchy of the valuation techniques the Company utilized to determine fair value:

	September 30, 2023				December 31, 2022 (As Restated)
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Money market accounts	$37.2	$37.2	$—	$—	$320.8	$320.8	$—	$—
Time deposits	—	—	—	—	170.7	—	170.7	—
Derivative instruments	—	—	—	—	8.5	—	8.5	—
Total	$37.2	$37.2	$—	$—	$500.0	$320.8	$179.2	$—
Liabilities:
Contingent consideration	$5.4	$—	$—	$5.4	$8.0	$—	$—	$8.0
Total	$5.4	$—	$—	$5.4	$8.0	$—	$—	$8.0
Contingent consideration
Contingent consideration payments in an asset acquisition not required to be accounted for as derivatives are recognized when the contingency is resolved, and the consideration is paid or becomes payable. Contingent consideration liabilities associated with business combinations are measured at fair value. These liabilities represent an obligation of the Company to transfer additional assets to the selling shareholders and owners if future events occur or conditions are met. These liabilities associated with business combinations are measured at fair value at inception and at each subsequent reporting date. The changes in the fair value are primarily due to the expected amount and timing of future net sales, which are inputs that have no observable market. Any changes in fair value for the contingent consideration liabilities related to the Company’s products are classified on the Company's Condensed Consolidated Statement of Operations as "Cost of product sales."
The table below is a reconciliation of the beginning and ending balance of the Company's Level 3 contingent consideration liability:

Contingent Consideration
Balance at December 31, 2022 (As Restated)	$8.0
Change in fair value	0.3
Settlements	(0.7)
Balance at March 31, 2023	$7.6
Change in fair value	0.4
Settlements	(0.6)
Balance at June 30, 2023	$7.4
Change in fair value	(1.1)
Settlements	(0.9)
Balance at September 30, 2023	$5.4
As of September 30, 2023 and December 31, 2022, the current portion of the contingent consideration liability was $2.1 million and $3.4 million, respectively, and was included in "Other current liabilities" on the Condensed Consolidated Balance Sheets. The non-current portion of the contingent consideration liability is included in "Other liabilities" on the Condensed Consolidated Balance Sheets.

The recurring Level 3 fair value measurement for the Company's contingent consideration liability used the following significant unobservable inputs:

Contingent Consideration Liability	Fair Value as of September 30, 2023	Valuation Technique	Unobservable Input	Range
Royalty based	$5.4 million	Discounted cash flow	Discount rate	10.4%
			Probability of payment	0% - 75%
			Projected year of payment	2023 - 2028
Derivative instruments
Refer to Note 9, "Derivative instruments and hedging activities" for more information about the Company's derivative instruments.
Non-variable rate debt
As of September 30, 2023 and December 31, 2022, the fair value of the Company's 3.875% Senior Unsecured Notes due 2028 (the "2028 Notes") was $190.1 million and $225.1 million, respectively. The fair value was determined through market sources, which are Level 2 inputs and directly observable. The carrying amounts of the Company’s other long-term variable interest rate debt arrangements approximate their fair values (see Note 10, "Debt").
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
During the second quarter of 2023, the Company terminated its designated interest rate swap transactions with a total notional value of $350.0 million. Hedge accounting was also discontinued at that time. As of September 30, 2023, the remaining accumulated other comprehensive income associated with the terminated interest rate swaps, before tax, was $0.5 million and will be amortized to earnings over the remaining term of the interest rate swaps prior to termination.
The table below presents the fair value of the Company’s derivative financial instruments designated as hedges as well as their classification on the Condensed Consolidated Balance Sheets:

		Fair Value of Asset Derivatives
	Classification	September 30, 2023	December 31, 2022
Interest Rate Swaps	Other Current Assets	$—	$8.5
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

The following table summarizes the amount of gains or losses reclassified from "Accumulated other comprehensive income (loss), net" into "Interest expense" on the Condensed Consolidated Statement of Operations during the three and nine months ended September 30, 2023 and 2022:

	Classification	Three Months Ended September 30,		Nine Months Ended September 30,
		2023	2022	2023	2022
Interest rate swaps gain (loss)	Interest expense	$3.1	$0.4	$8.4	$(1.9)
10.    Debt
The table below presents the components of the Company’s debt:

	September 30, 2023	December 31, 2022
Senior secured credit agreement - Term loan due 2025	$202.1	$362.8
Senior secured credit agreement - Revolver loan due 2025	211.2	598.0
3.875% Senior Unsecured Notes due 2028	450.0	450.0
Other	3.0	3.0
Total debt	$866.3	$1,413.8
Less: Unamortized debt issuance costs (1)	(4.5)	(8.0)
Less: Current portion of long-term debt, net	(413.6)	(957.3)
Non-current portion of debt, net	$448.2	$448.5

(1) As of September 30, 2023, excludes the unamortized debt issuance costs related to the revolver loan which are included within "Other current assets" on the accompanying Condensed Consolidated Balance Sheet.

During the second quarter of 2023, the Company reclassified the debt issuance costs associated with the revolver loan to "Other current assets." Prior to the second quarter of 2023, the debt issuance costs associated with the revolver loan were classified as a direct offset to the carrying value of the debt within "Other current liabilities." As of September 30, 2023 and December 31, 2022, the Company had $9.4 million and $1.3 million of debt issuance costs associated with the revolver loan, respectively.
3.875% Senior Unsecured Notes due 2028
On August 7, 2020, the Company completed its offering of $450.0 million aggregate principal amount of 3.875% 2028 Notes. Interest on the 2028 Notes is payable on February 15th and August 15th of each year until maturity, beginning on February 15, 2021. The 2028 Notes will mature on August 15, 2028.
As of August 15, 2023, the Company may redeem the 2028 Notes, in whole or in part, at the redemption prices set forth in the related indenture, plus accrued and unpaid interest. As of August 15, 2023, the Company may redeem all or a portion of the 2028 Notes at a redemption price equal to 100% of the principal amount of the 2028 Notes plus a “make-whole” premium and accrued and unpaid interest as set forth in the related indenture. Upon the occurrence of a change of control, the Company must offer to repurchase the 2028 Notes at a purchase price of 101% of the principal amount of such 2028 Notes plus accrued and unpaid interest.
Negative covenants in the indenture governing the 2028 Notes, among other things, limit the ability of the Company to incur indebtedness and liens, dispose of assets, make investments, enter into certain merger or consolidation transactions and make restricted payments.

Senior Secured Credit Facilities
On May 15, 2023, the Company entered into the Credit Agreement Amendment. The Credit Agreement Amendment amended the Existing Credit Agreement to, among other things, (a) extend the maturity date of the Senior Secured Credit Facilities from October 13, 2023 to May 15, 2025, (b) reduce the available commitments under the Revolving Credit Facility from $600.0 million to $300.0 million, (c) remove the Company's ability to incur incremental loans and (d) amend certain mandatory prepayment triggers, affirmative covenants, negative covenants and events of default thereunder. In connection with the Credit Agreement Amendment, the Company used the approximately $270.0 million of proceeds from the sale of its travel health business to Bavarian Nordic, which closed on May 15, 2023, together with approximately $217.2 million of cash on hand, to repay approximately $144.4 million in outstanding principal amount of loans under the Term Loan Facility and $342.8 million outstanding principal amount of loans under the Revolving Credit Facility. The Credit Agreement Amendment also requires that the Company make quarterly principal payments on the Term Loan Facility of approximately $3.9 million, which commenced on June 30, 2023 and will extend through March 31, 2025.
The Credit Agreement Amendment also (w) amended the consolidated debt service coverage ratio financial covenant to require the minimum level to be 2.25 to 1.00 for the fiscal quarters ending March 31, 2024, June 30, 2024, September 30, 2024 and December 31, 2024, and then 2.50 to 1.00 for each fiscal quarter ending thereafter, (x) amended the consolidated leverage ratio to require the maximum level to be 4.50 to 1.00 for the fiscal quarter ending March 31, 2024 and each fiscal quarter ending thereafter, (y) added minimum Consolidated EBITDA requirements and maximum capital expenditure requirements for each of the months ending April 30, 2023 through February 29, 2024 and a minimum liquidity requirement as of the end of each calendar month and (z) requires the Company to increase its liquidity by April 30, 2024 by raising at least $75.0 million of equity or unsecured indebtedness.
In addition, the Credit Agreement Amendment replaced the interest rate benchmark such that borrowings under the Revolving Credit Facility and the outstanding principal amount of the Term Loan Facility shall bear interest at a rate per annum equal to (a) a rate based on SOFR, EURIBOR or CDOR plus a margin of 6.00% until March 31, 2024 and thereafter, a margin ranging from 2.75% to 4.00% depending on the Company’s consolidated leverage ratio, or (b) a base rate (which is the highest of the prime rate, the federal funds rate plus 0.50%, and a SOFR rate for an interest period of one month plus 1%) plus a margin of 5.00% until March 31, 2024 and thereafter, a margin ranging from 1.75% to 3.00% depending on the Company’s consolidated leverage ratio. In addition, the commitment fee the Company is required to pay in respect of the annual daily unused commitments under the Revolving Credit Facility shall be 0.15% to 0.40% per annum, depending on the Company’s consolidated leverage ratio.
Under the Credit Agreement Amendment, the Company and the other guarantors also agreed to provide a lien over certain assets as additional collateral for the benefit of the lenders, including owned real property, equity interests of foreign subsidiaries and certain deposit accounts.

11.    Stock-based compensation and stockholders' equity
Stock-based compensation
During the nine months ended September 30, 2023, the Company granted stock options to purchase 0.8 million shares of common stock, 1.6 million restricted stock units and 0.5 million performance stock units under the Emergent BioSolutions Inc. Amended and Restated Stock Incentive Plan. Performance stock units are presented at the target payout percentage of 100% of target shares granted and the maximum potential payout percentage is up to 200% of target shares granted. Typically, the stock options and restricted stock unit grants vest over three equal annual installments beginning on the day prior to the anniversary of the grant date. The performance stock units settle in stock at the end of the three-year performance period based on the Company's results compared to the performance criteria. During the nine months ended September 30, 2023, 0.9 million of stock options and 0.7 million shares of restricted stock units were forfeited prior to the completion of the applicable vesting requirements or expiration. Additionally, 0.3 million performance stock units were forfeited during the nine months ended September 30, 2023, as the award targets or vesting requirements were not achieved.
Stock-based compensation expense, net of forfeitures was recorded in the following financial statement line items:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of product sales	$1.0	$1.8	$3.6	$5.4
Cost of CDMO	0.2	0.4	0.8	1.4
R&D	0.6	1.3	1.7	3.9
Selling, general and administrative	2.2	7.7	13.0	22.7
Total stock-based compensation expense	$4.0	$11.2	$19.1	$33.4
At-the-Market Equity Offering Facility
We may, from time to time, sell up to $150.0 million aggregate gross sales price of shares of our common stock through Evercore Group L.L.C. and RBC Capital Markets, LLC, as sales agents, under an “at-the-market” equity offering program (the “ATM Program”) that we entered into on May 18, 2023. There were no sales of our common stock under the ATM Program during the three months ended September 30, 2023. Between the entry into the ATM Program and September 30, 2023, we sold 1.1 million shares of our common stock under the ATM Program for gross proceeds of $9.1 million, representing an average share price of $8.22 per share. As of September 30, 2023, $140.9 million aggregate gross sales price of shares of our common stock remains available for issuance under the ATM Program. We intend to use proceeds obtained from the sale of shares under the ATM Program for general corporate purposes.
2023 Inducement Plan
On September 28, 2023, the Company's Board of Directors adopted and approved the Emergent BioSolutions, Inc. Inducement Plan (the "Inducement Plan"), pursuant to which the Company may from time to time make equity grants to individuals not previously an employee or director of the Company or any of its subsidiaries (or following a bona fide period of interruption of employment) as a material inducement to their employment by the Company. The Inducement Plan was adopted by the board of directors without stockholder approval pursuant to New York Stock Exchange Listing Rule 303A.08. The board of directors reserved 5,000,000 shares of the Company's common stock for issuance under the Inducement Plan. The terms and conditions of the Inducement Plan are substantially similar to the Company's stockholder-approved Emergent BioSolutions Inc. Amended and Restated Stock Incentive Plan. As of September 30, 2023, no shares had been issued under the Inducement Plan.
2021 Share Repurchase Program
On November 11, 2021, the Company announced that its board of directors authorized a stock repurchase program of up to an aggregate of $250.0 million of common stock (the "2021 Share Repurchase Program"), of which $187.9 million was utilized to purchase approximately 4.4 million shares. The 2021 Share Repurchase Program expired on November 11, 2022. During the three months ended September 30, 2022, there were no shares repurchased. During the nine months ended September 30, 2022, the Company utilized $75.5 million to purchase approximately 1.8 million shares. The 2021 Share Repurchase Program did not obligate the Company to acquire any specific number of shares. Repurchased shares are available for use in connection with the Company's stock plans and for other corporate purposes.

Accumulated other comprehensive income (loss), net of tax
The following table includes changes in accumulated other comprehensive income (loss), net of tax by component:

	Defined Benefit Pension Plan	Derivative Instruments	Foreign Currency Translation Adjustments	Total

Balance at December 31, 2022	$3.5	$6.2	$(6.6)	$3.1
Other comprehensive income (loss) before reclassifications	—	(4.4)	(0.1)	(4.5)
Amounts reclassified from accumulated other comprehensive income (loss)	—	2.4	—	2.4
Net current period other comprehensive income (loss)	—	(2.0)	(0.1)	(2.1)
Balance at March 31, 2023	$3.5	$4.2	$(6.7)	$1.0
Other comprehensive income (loss) before reclassifications	—	1.2	2.6	3.8
Amounts reclassified from accumulated other comprehensive income (loss)	(3.5)	(2.9)	—	(6.4)
Net current period other comprehensive income (loss)	(3.5)	(1.7)	2.6	(2.6)
Balance at June 30, 2023	$—	$2.5	$(4.1)	$(1.6)
Other comprehensive income (loss) before reclassifications	—	0.9	1.2	2.1
Amounts reclassified from accumulated other comprehensive income (loss)	—	(3.1)	—	(3.1)
Net current period other comprehensive income (loss)	—	(2.2)	1.2	(1.0)
Balance at September 30, 2023	$—	$0.3	$(2.9)	$(2.6)

Balance at December 31, 2021	$(4.0)	$(4.5)	$(7.6)	$(16.1)
Other comprehensive income (loss) before reclassifications	—	4.9	0.5	5.4
Amounts reclassified from accumulated other comprehensive income (loss)	—	1.4	—	1.4
Net current period other comprehensive income (loss)	—	6.3	0.5	6.8
Balance at March 31, 2022	$(4.0)	$1.8	$(7.1)	$(9.3)
Other comprehensive income (loss) before reclassifications	—	1.9	0.4	2.3
Amounts reclassified from accumulated other comprehensive income (loss)	—	0.9	—	0.9
Net current period other comprehensive income (loss)	—	2.8	0.4	3.2
Balance at June 30, 2022	$(4.0)	$4.6	$(6.7)	$(6.1)
Other comprehensive income (loss) before reclassifications	—	2.6	(1.3)	1.3
Amounts reclassified from accumulated other comprehensive income (loss)	—	(0.4)	—	(0.4)
Net current period other comprehensive income (loss)	—	2.2	(1.3)	0.9
Balance at September 30, 2022	$(4.0)	$6.8	$(8.0)	$(5.2)

The tables below present the tax effects related to each component of other comprehensive income (loss):

	Three Months Ended September 30,
	2023			2022
	Pretax	Tax Expense	Net of tax	Pretax	Tax Expense	Net of tax
Defined benefit pension plan	$—	$—	$—	$—	$—	$—
Derivative instruments	(3.1)	0.9	(2.2)	3.0	(0.8)	2.2
Foreign currency translation adjustments	0.9	0.3	1.2	0.1	(1.4)	(1.3)
Total adjustments	$(2.2)	$1.2	$(1.0)	$3.1	$(2.2)	$0.9

	Nine Months Ended September 30,
	2023			2022
	Pretax	Tax Expense	Net of tax	Pretax	Tax Expense	Net of tax
Defined benefit pension plan	$(4.1)	$0.6	$(3.5)	$—	$—	$—
Derivative instruments	(8.0)	2.1	(5.9)	15.4	(4.1)	11.3
Foreign currency translation adjustments	2.9	0.8	3.7	2.1	(2.5)	(0.4)
Total adjustments	$(9.2)	$3.5	$(5.7)	$17.5	$(6.6)	$10.9
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
The following table presents the calculation of basic and diluted loss per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
		(As Restated)		(As Restated)
Numerator:
Net loss	$(263.4)	$(87.1)	$(711.0)	$(144.6)
Denominator:
Weighted-average number of shares outstanding-basic	51.8	49.9	50.9	50.2
Weighted-average number of shares outstanding-diluted	51.8	49.9	50.9	50.2
Loss per common share - basic	$(5.08)	$(1.75)	$(13.97)	$(2.88)
Loss per common share - diluted	$(5.08)	$(1.75)	$(13.97)	$(2.88)
Anti-dilutive securities	4.0	3.3	3.6	2.6

13. Revenue recognition
We generate the majority of our revenues through product sales to our customers. We also generate revenues through CDMO services and suite reservations for and to third parties and contracts and grants revenue. The Company recognizes revenue when the Company's customers obtain control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services by analyzing the following five steps: (1) identify the contract with a customer(s); (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation.
Beginning in the third quarter of 2023, the Company launched NARCAN® OTC, which was approved by the FDA as an over-the-counter emergency treatment of opioid overdose, broadening our customer base and sales channels to retail pharmacies and digital commerce websites. The Company's Nasal Naloxone Products are now sold commercially over-the-counter at retail pharmacies and digital commerce websites as well as through physician-directed or standing order prescriptions at retail pharmacies, health departments, local law enforcement agencies, community-based organizations, substance abuse centers and other federal agencies.
The Company's NARCAN® OTC customer contracts are fixed price contracts. The Company invoices and records revenue when the pharmacies and wholesalers receive product from the third-party logistics warehouse used by the Company, which is the point at which control is transferred to the customer. Revenues for NARCAN® OTC are recorded at the net sales price (transaction price), which includes estimates of variable consideration for which reserves are established. Estimates of variable consideration includes allowance for returns, specialty distributor fees, wholesaler fees and prompt payment discounts. Revenues from NARCAN® OTC are recognized to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with such variable consideration is subsequently resolved. The Company considers several factors in the estimation process for the allowance for returns of NARCAN® OTC, including inventory levels within the distribution channel, product shelf life and historical return activity, including activity for product sold for which the return period has passed, as well as other relevant factors. Because returned product cannot be resold, there is no corresponding asset for product returns.
The Company's revenues disaggregated by operating segment and major sources for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended September 30, 2023			Three Months Ended September 30, 2022
	USG	Non-USG	Total	USG	Non-USG	Total
Product sales, net	$103.0	$146.8	$249.8	$33.4	$152.8	$186.2
CDMO:
Services	—	13.2	13.2	—	36.1	36.1
Leases	—	1.0	1.0	—	0.2	0.2
Total CDMO	$—	$14.2	$14.2	$—	$36.3	$36.3
Contracts and grants	5.1	1.4	6.5	16.4	1.0	17.4
Total revenues	$108.1	$162.4	$270.5	$49.8	$190.1	$239.9

	Nine Months Ended September 30, 2023			Nine Months Ended September 30, 2022
	USG	Non-USG	Total	USG	Non-USG	Total
Product sales, net	$279.6	$415.8	$695.4	$255.0	$405.5	$660.5
CDMO:
Services	—	52.2	52.2	—	87.8	87.8
Leases	—	5.5	5.5	—	4.7	4.7
Total CDMO	$—	$57.7	$57.7	$—	$92.5	$92.5
Contracts and grants	14.6	5.0	19.6	31.7	2.6	34.3
Total revenues	$294.2	$478.5	$772.7	$286.7	$500.6	$787.3

CDMO operating leases
Certain multi-year CDMO service arrangements with commercial customers include operating leases whereby the customer has the right to direct the use of and obtain substantially all of the economic benefits of specific manufacturing suites operated by the Company. The associated revenue is recognized on a straight-line basis over the term of the lease. The weighted average remaining term on the Company's operating lease components approximates 5.3 years. The Company utilizes a cost-plus model to determine the stand-alone selling price of the lease component to allocate contract consideration between the lease and non-lease components. The Company estimates future operating lease revenues to be $0.2 million in the remainder of 2023, $0.9 million in 2024, $0.9 million in 2025, $0.9 million in 2026, $0.9 million in 2027 and $0.9 million in years beyond 2027.
Transaction price allocated to remaining performance obligations
As of September 30, 2023, the Company has future contract value on unsatisfied performance obligations of approximately $408.6 million associated with all arrangements entered into by the Company. The Company expects to recognize $400.3 million of unsatisfied performance obligations within the next 24 months. The amount and timing of revenue recognition for unsatisfied performance obligations can change. The future revenues associated with unsatisfied performance obligations exclude the value of unexercised option periods in the Company’s revenue arrangements. Often the timing of manufacturing activities changes based on customer needs and resource availability. Government funding appropriations can impact the timing of product deliveries. The success of the Company's development activities that receive development funding support from the USG under development contracts can also impact the timing of revenue recognition.
Contract assets
The Company considers accounts receivable and deferred costs associated with revenue generating contracts, which are not included in inventory or property, plant and equipment and that the Company does not currently have a contractual right to bill, to be contract assets. As of September 30, 2023 and December 31, 2022, the Company had $38.4 million and $34.8 million, respectively, of contract assets recorded within "Accounts receivable, net" on the Condensed Consolidated Balance Sheets.
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

Contract Liabilities
Balance at December 31, 2022	$31.7
Balance at September 30, 2023	$27.9
Revenue recognized in the period from amounts included in contract liability at the beginning of the period:	$(7.3)
As of September 30, 2023 and December 31, 2022, the current portion of contract liabilities was $22.9 million and $26.4 million, respectively, and was included in "Other current liabilities" on the Condensed Consolidated Balance Sheets.
Accounts receivable and allowance for expected credit losses
Accounts receivable, including unbilled accounts receivable contract assets, consist of the following:

	September 30, 2023	December 31, 2022
		(As Restated)
Accounts receivable:
Billed	$156.6	$102.7
Unbilled	61.0	57.2
Allowance for expected credit losses	(1.1)	(0.7)
Accounts receivable, net	$216.5	$159.2

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
2022 Termination of manufacturing services agreement with Janssen Pharmaceuticals, Inc.
On July 2, 2020, the Company, through its wholly owned subsidiary, Emergent Manufacturing Operations Baltimore, LLC, entered into the Janssen Agreement with Janssen, one of the Janssen Pharmaceutical Companies of Johnson & Johnson, for large-scale drug substance manufacturing of Johnson & Johnson’s investigational SARS-CoV-2 vaccine, Ad26.COV2-S, recombinant based on the AdVac technology (the “Product”).
On June 6, 2022, the Company provided to Janssen a notice (the “Notice”) of material breach of the Janssen Agreement for, among other things, failure by Janssen (i) to provide the Company the requisite forecasts of the required quantity of Product to be purchased by Janssen under the Janssen Agreement and (ii) to confirm Janssen’s intent to not purchase the requisite minimum quantity of the Product pursuant to the Janssen Agreement and instead, wind-down the Janssen Agreement ahead of fulfilling these minimum requirements. Later on June 6, 2022, the Company received from Janssen a purported written notice of termination (the “Janssen Notice”) of the Janssen Agreement for asserted material breaches of the Janssen Agreement by the Company, including alleged failure by the Company to perform its obligations in compliance with current good manufacturing practices ("cGMP") or other applicable laws and regulations and alleged failure by the Company to supply Janssen with the Product. Janssen alleged that the Company’s breaches were not curable and that, therefore, termination of the Janssen Agreement would be effective as of July 6, 2022. The Company disputes Janssen's assertions and allegations, including Janssen's ability to effect termination pursuant to the Janssen Notice. The Company and Janssen disagree on the monetary amounts that are due to the Company as a result of termination by any means. The Company believes the amounts due to the Company include, but are not limited to, compensation for services provided, reimbursement for raw materials purchased and non-cancelable orders, and fees for early termination. Janssen has alleged that no additional amount is due to the Company and that the Company should pay Janssen an unspecified amount as a result of the Company's alleged failure to perform under the Janssen Agreement. The Company has not recorded any contingent liabilities related to Janssen's allegations as the Company believes they are without merit and intends to vigorously defend the Company's position during the dispute resolution process through arbitration.
During the three months ended September 30, 2023, there were no impacts on previously recognized revenue or depreciation related to the conclusion of the Janssen Agreement. As of September 30, 2023, the Company has no billed or unbilled net accounts receivable related to the Janssen Agreement.
Beginning in the fourth quarter of 2022, because the arbitration process is expected to extend longer than one year, the Company reclassified amounts related to the Janssen Agreement from "Inventories, net" and from "Prepaid expenses and other current assets" to "Other assets", resulting in $152.7 million in long-term assets related to the Janssen Agreement on the Condensed Consolidated Balance Sheet as of December 31, 2022. The long-term asset balance within "Other Assets" related to the Janssen Agreement as of September 30, 2023 was $153.8 million. These assets include termination penalties, certain inventory related items and raw materials inventory representing materials purchased for the Janssen Agreement which Janssen has not reimbursed. The Company evaluated the net realizable value of the inventory as of September 30, 2023, concluding that because the Janssen Agreement specifies the Company is entitled to, among other things, reimbursement of raw materials and non-cancelable orders in the event of a contract termination for any reason, the Company is entitled to payment from Janssen for these raw materials. Additionally, the Company has $5.0 million of non-cancelable orders as of September 30, 2023 which have not been received and Janssen has not reimbursed.

14.    Leases
The Company is the lessee for operating leases for offices, R&D facilities and manufacturing facilities. The Company determines if an arrangement is a lease at inception. Operating leases are included in right-of-use assets and liabilities. For a discussion of lessor activities, see Note 13, "Revenue recognition."
The components of lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease cost:
Amortization of right-of-use assets	$1.1	$1.4	$3.1	$4.2
Interest on lease liabilities	0.2	0.3	0.6	0.8
Total operating lease cost	$1.3	$1.7	$3.7	$5.0
Operating lease costs are reflected as components of cost of product sales, cost of contract development and manufacturing, R&D expense and selling, general and administrative expense.
Supplemental balance sheet information related to lessee activities is as follows:

Leases	Classification	September 30, 2023	December 31, 2022
Operating lease right-of-use assets	Other assets	$17.1	$19.4

Operating lease liabilities, current portion	Other current liabilities	$3.5	$5.8
Operating lease liabilities	Other liabilities	14.6	14.8
Total operating lease liabilities		$18.1	$20.6

Operating leases:
Weighted average remaining lease term (years)		6.3	5.9
Weighted average discount rate		5.2%	4.1%
15.    Income taxes
The estimated effective annual tax rate as of September 30, 2023 and 2022 for the years ended December 31, 2023 and 2022, excluding the impact of discrete adjustments, was (5)% and 4%, respectively. The decrease in the estimated effective annual tax rate is primarily due to valuation allowance and goodwill impairment charges. The Company recorded a discrete tax expense (benefit) of $1.0 million and $1.0 million for the three and nine months ended September 30, 2023, respectively, and $(9.0) million and $(7.3) million for the three and nine months ended September 30, 2022, respectively. The discrete tax expense in 2023 was due to return-to-provision adjustments and share-based compensation activity which was entirely offset by a valuation allowance charge. The discrete benefit in 2022 was primarily due to return-to-provision adjustments and the benefit of the release of an indemnified uncertain tax position offset by share-based compensation activity.
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
In 2022, the Company determined that it was more likely than not that certain deferred tax assets would not be realized due to reductions in estimates of future profitability and disclosure related to substantial doubt about the Company's ability to continue as a going concern. Accordingly, the Company recorded an additional valuation allowance charge of $163.1 million in calculating the estimated annual tax rate for the year ended December 31, 2023.

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
On April 20, 2021, May 14, 2021, and June 2, 2021, putative class action lawsuits were filed against the Company and certain of its current and former senior officers in the United States District Court for the District of Maryland on behalf of purchasers of the Company’s common stock, seeking to pursue remedies under the Securities Exchange Act of 1934. These complaints were filed by Palm Tran, Inc. – Amalgamated Transit Union Local 1577 Pension Plan; Alan I. Roth; and Stephen M. Weiss, respectively. The complaints allege, among other things, that the defendants made false and misleading statements about the Company's manufacturing capabilities with respect to COVID-19 vaccine bulk drug substance (referred to herein as "CDMO Manufacturing Capabilities"). These cases were consolidated on December 23, 2021, under the caption In re Emergent BioSolutions Inc. Securities Litigation, No. 8:21-cv-00955-PWG (the "Federal Securities Class Action"). The lead plaintiffs in the consolidated matter (the "Lead Plaintiffs") are Nova Scotia Health Employees’ Pension Plan and The City of Fort Lauderdale Police & Firefighters’ Retirement System. The defendants filed a motion to dismiss on May 19, 2022 and the Lead Plaintiffs filed an opposition to that motion on July 19, 2022. A hearing on the motion to dismiss was conducted on April 19, 2023 and an order was entered on September 1, 2023, granting in part and denying in part the motion to dismiss. The defendant's answer to the complaint was filed on October 30, 2023. The defendants believe that the allegations in the complaints are without merit and intend to defend the matters vigorously. Given the uncertainty of litigation, the preliminary stage of the cases, and the legal standards that must be met for, among other things, class certification and success on the merits, the Company cannot reasonably estimate the possible loss or range of loss, if any, that may result from the consolidated action.
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
On December 3, 2021, December 22, 2021 and January 18, 2022, putative shareholder derivative lawsuits were filed by Zachary Elton, Eric White and Jeffrey Reynolds in the Circuit Court for Montgomery County, Maryland on behalf of the Company against certain of its current and former officers and directors for breach of fiduciary duty, unjust enrichment, waste of corporate assets, failing to maintain internal controls, making or causing to be made false and/or misleading statements and material omissions, insider trading and otherwise violating the federal securities laws, each allegation related to the CDMO Manufacturing Capabilities. The complaints seek monetary and punitive damages. On February 22, 2022, the Court entered an order consolidating these actions under case number C-15-21-CV-000496. On March 9, 2022, the parties filed a Joint Stipulation of Stay of Proceedings and Discovery, pursuant to which the parties agreed to stay all proceedings until 30 calendar days after a ruling on the defendants’ motion to dismiss, and on November 2, 2023 the Court approved the parties' joint stipulation to extend the stay of the proceedings and discovery until the close of fact discovery in the Federal Securities Class Action.

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
17.    Segment information
The Company reports segment information based on the internal reporting used by management for making decisions and assessing performance. We manage our business with a focus on two reportable segments. Our Products segment, which includes the Anthrax - MCM products, NARCAN® products, Smallpox - MCM products and Other products, and our Services segment consisting of our CDMO services. The Company evaluates the performance of these reportable segments based on revenue and Adjusted Gross Margin, which is a non-GAAP financial measure. Segment revenue includes external customer sales, but it does not include inter-segment services. The Company defines Adjusted Gross Margin as segment revenue less segment cost of sales reduced for significant restructuring events, inventory step-up provisions and changes in fair value of contingent consideration. The Company does not allocate research and development, selling, general and administrative costs, amortization of intangibles assets, interest and other income (expense) or taxes to operating segments in the management reporting reviewed by the chief operating decision maker ("CODM"). The accounting policies for segment reporting are the same as for the Company as a whole.
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

The following table includes segment revenues and a reconciliation of the Company's segment adjusted gross margin to the consolidated statement of operations for each of the Company's reporting segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
		(As Restated)		(As Restated)
Revenues:
Products	$249.8	$186.2	$695.4	$660.5
Services	14.2	36.3	57.7	92.5
Total segment revenues	264.0	222.5	753.1	753.0
Contracts and grants revenues	6.5	17.4	19.6	34.3
Total revenues	$270.5	$239.9	$772.7	$787.3

Less: Cost of sales:
Cost of Products	$132.5	$85.2	$368.6	256.8
Cost of Services	44.3	62.0	151.7	215.8
Total cost of sales	$176.8	$147.2	$520.3	$472.6

Products gross margin	$117.3	$101.0	$326.8	$403.7
Services gross margin	$(30.1)	$(25.7)	$(94.0)	$(123.3)
Consolidated gross margin(1)	$87.2	$75.3	$232.8	$280.4

Adjustments to gross margin:
Products:
Changes in fair value of contingent consideration	$(1.1)	$0.6	$(0.4)	$2.4
Restructuring costs	5.0	—	7.0	—
Inventory step-up provision	—	—	1.9	—
Services:
Restructuring costs	$8.1	$—	$8.1	$—

Products adjusted gross margin	$121.2	$101.6	$335.3	$406.1
Services adjusted gross margin	$(22.0)	$(25.7)	$(85.9)	$(123.3)
Consolidated adjusted gross margin(2)	$99.2	$75.9	$249.4	$282.8

Other reconciling items:
Contracts and grants revenue	$6.5	$17.4	$19.6	$34.3
Adjustments to gross margin	(12.0)	(0.6)	(16.6)	(2.4)
Goodwill impairment	(218.2)	—	(218.2)	—
Impairment of long-lived assets	—	—	(306.7)	—
Research and development	(15.3)	(42.2)	(82.0)	(141.3)
Selling, general and administrative	(86.0)	(81.8)	(278.7)	(246.1)
Amortization of intangible assets	(16.3)	(14.0)	(49.4)	(42.0)
Interest expense	(19.7)	(8.5)	(66.2)	(24.5)
Gain on sale of business	(0.7)	—	74.2	—
Other, net	(3.4)	(13.4)	(2.1)	(18.4)
Loss before income taxes	$(265.9)	$(67.2)	$(676.7)	$(157.6)

(1) Total segment revenues less total cost of sales.
(2) Consolidated gross margin plus adjustments to gross margin.

The following table includes depreciation expense for each segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
		(As Restated)		(As Restated)
Depreciation:
Products	$7.4	$11.5	$22.9	$25.6
Services	3.4	5.5	19.7	34.1
Other	0.9	3.3	3.5	5.7
Total	$11.7	$20.3	$46.1	$65.4

18. Adjustments to quarterly financial data
As part of the Company's quarterly review process related to the preparation of its unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2023, the Company determined that its net state deferred tax liability was overstated as of December 31, 2022, resulting in an understatement of the income tax benefits reflected on the Company's consolidated statement of operations. This material error was associated with the use of incorrect state tax rates in the calculation of state deferred tax assets and related valuation allowances, which are non-cash items that resulted in an understatement of the Company's income tax benefit. Refer to Amendment No. 1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the Securities and Exchange Commission on December 11, 2023 for more information regarding the restatement of the consolidated financial statements for the fiscal year ended December 31, 2022, contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “Original Form 10-K”). Due to the use of incorrect state tax rates in the calculation of state deferred tax assets and related valuation allowances along with other individually immaterial adjustments affecting the period, the Company understated the income tax provision by $8.1 million and $1.7 million for the three and nine months ended September 30, 2022. As a result, the Company determined to restate its interim financial statements for the three and nine months ended September 30, 2022. In addition to adjustments that impacted the Company’s financial statements for the fiscal year ended December 31, 2022, and interim financial statements as of and for the three and nine months ended September 30, 2022, there were other immaterial adjustments, both individually and in the aggregate, that impacted the Company’s 2023 quarterly filings for the periods ended March 31, 2023 and June 30, 2023.
The tables below present the impact of the financial statement adjustments on the Company's previously reported Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2022, the Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2022 and the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2022. The "Previously Reported" amounts in the following tables are amounts derived from the Original Form 10-K or the Quarterly Report on Form 10-Q for the applicable period. The amounts in the columns labeled "Tax Adjustments" represent the effect of adjustments resulting from the correction of the misstatement of the Company’s net state deferred tax liability and the income tax benefits and includes the tax impact of all other individually immaterial non-tax adjustments. The amounts in the columns labeled "Other Adjustments" represent the effect of correcting other unrelated errors that were previously recognized as out-of-period adjustments in previously filed financial statements that were not material, individually or in the aggregate, to those financial statements. The effects of the restatement and immaterial revisions have been corrected in all impacted tables and footnotes throughout these condensed consolidated financial statements. consolidated financial statements.

The following tables present the impact of the financial statement adjustments on the Company's previously reported Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2022:

	As of
	September 30, 2022
	Previously Reported	Tax Adjustments	Other Adjustments	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$240.9	$—	$—	$240.9
Restricted cash	0.1	—	—	0.1
Accounts receivable, net	191.3	—	(2.1)	189.2
Inventories, net	546.3	—	(18.1)	528.2
Prepaid expenses and other current assets	139.9	—	—	139.9
Total current assets	1,118.5	—	(20.2)	1,098.3

Property, plant and equipment, net	806.7	—	0.1	806.8
Intangible assets, net	722.7	—	2.2	724.9
Goodwill	224.9	—	—	224.9
Other assets	35.7	—	5.1	40.8
Total assets	$2,908.5	$—	$(12.8)	$2,895.7

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$103.8	$—	$(2.8)	$101.0
Accrued expenses	35.9	—	(0.2)	35.7
Accrued compensation	82.5	—	—	82.5
Debt, current portion	21.2	—	—	21.2
Other current liabilities	25.0	(0.7)	(0.3)	24.0
Total current liabilities	268.4	(0.7)	(3.3)	264.4

Debt, net of current portion	1,032.1	—	—	1,032.1
Deferred tax liability	113.8	0.1	—	113.9
Other liabilities	44.9	6.5	0.9	52.3
Total liabilities	1,459.2	5.9	(2.4)	1,462.7

Stockholders’ equity:
Preferred stock, $0.001 par value; 15.0 shares authorized, no shares issued and outstanding	—	—	—	—
Common stock, $0.001 par value; 200.0 shares authorized, 55.5 shares issued; 49.9 shares outstanding	0.1	—	—	0.1
Treasury stock, at cost, 5.6 common shares	(227.7)	—	—	(227.7)
Additional paid-in capital	860.1	—	—	860.1
Accumulated other comprehensive income (loss), net	(5.2)	—	—	(5.2)
Retained earnings	822.0	(5.9)	(10.4)	805.7
Total stockholders’ equity	1,449.3	(5.9)	(10.4)	1,433.0
Total liabilities and stockholders’ equity	$2,908.5	$—	$(12.8)	$2,895.7

	As of
	December 31, 2022
	Previously Reported	Tax Adjustments	Other Adjustments	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$642.6	$—	$—	$642.6
Restricted cash	—	—	—	—
Accounts receivable, net	158.4	—	0.8	159.2
Inventories, net	351.8	—	(1.1)	350.7
Prepaid expenses and other current assets	57.9	—	—	57.9
Total current assets	1,210.7	—	(0.3)	1,210.4

Property, plant and equipment, net	817.6	—	—	817.6
Intangible assets, net	728.8	—	—	728.8
Goodwill	218.2	—	—	218.2
Other assets	191.3	—	—	191.3
Total assets	$3,166.6	$—	$(0.3)	$3,166.3

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$103.5	$—	$—	$103.5
Accrued expenses	34.9	—	—	34.9
Accrued compensation	88.3	—	(1.0)	87.3
Debt, current portion	957.3	—	—	957.3
Other current liabilities	45.9	(0.3)	0.3	45.9
Total current liabilities	1,229.9	(0.3)	(0.7)	1,228.9

Debt, net of current portion	448.5	—	—	448.5
Deferred tax liability	71.8	(12.1)	—	59.7
Other liabilities	33.4	7.1	1.0	41.5
Total liabilities	1,783.6	(5.3)	0.3	1,778.6

Stockholders’ equity:
Preferred stock, $0.001 par value; 15.0 shares authorized, no shares issued and outstanding	—	—	—	—
Common stock, $0.001 par value; 200.0 shares authorized, 55.7 shares issued; 50.1 shares outstanding	0.1	—	—	0.1
Treasury stock, at cost, 5.6 common shares	(227.7)	—	—	(227.7)
Additional paid-in capital	873.5	—	—	873.5
Accumulated other comprehensive income (loss), net	3.1	—	—	3.1
Retained earnings	734.0	5.3	(0.6)	738.7
Total stockholders’ equity	1,383.0	5.3	(0.6)	1,387.7
Total liabilities and stockholders’ equity	$3,166.6	$—	$(0.3)	$3,166.3

The following tables present the impact of the financial statement adjustments on the Company's previously reported Quarterly Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2022:

	Three Months Ended
	September 30, 2022
	Previously Reported	Tax Adjustments	Other Adjustments	As Restated
Revenues:
Product sales, net	$186.2	$—	$—	$186.2
CDMO:
Services	36.2	—	(0.1)	36.1
Leases	0.2	—	—	0.2
Total CDMO revenues	36.4	—	(0.1)	36.3
Contracts and grants	17.4	—	—	17.4
Total revenues	240.0	—	(0.1)	239.9

Operating expenses:
Cost of product sales	85.5	—	(0.3)	85.2
Cost of CDMO	63.1	—	(1.1)	62.0
Research and development	39.2	—	3.0	42.2
Selling, general and administrative	80.2	—	1.6	81.8
Amortization of intangible assets	14.0	—	—	14.0
Total operating expenses	282.0	—	3.2	285.2

Loss from operations	(42.0)	—	(3.3)	(45.3)

Other income (expense):
Interest expense	(8.5)	—	—	(8.5)
Other, net	(13.4)	—	—	(13.4)
Total other income (expense), net	(21.9)		—	(21.9)

Loss before income taxes	(63.9)	—	(3.3)	(67.2)
Income tax provision (benefit)	11.8	8.1	—	19.9
Net loss	$(75.7)	$(8.1)	$(3.3)	$(87.1)

Net loss per common share
Basic	$(1.52)	$(0.16)	$(0.07)	$(1.75)
Diluted	$(1.52)	$(0.16)	$(0.07)	$(1.75)

Weighted average shares outstanding
Basic	49.9	—	—	49.9
Diluted	49.9	—	—	49.9

	Nine Months Ended
	September 30, 2022
	Previously Reported	Tax Adjustments	Other Adjustments	As Restated
Revenues:
Product sales, net	$660.5	$—	$—	$660.5
CDMO:
Services	90.7	—	(2.9)	87.8
Leases	4.7	—	—	4.7
Total CDMO revenues	95.4	—	(2.9)	92.5
Contracts and grants	34.3	—	—	34.3
Total revenues	790.2	—	(2.9)	787.3

Operating expenses:
Cost of product sales	256.8	—	—	256.8
Cost of CDMO	217.5	—	(1.7)	215.8
Research and development	135.4	—	5.9	141.3
Selling, general and administrative	246.1	—	—	246.1
Amortization of intangible assets	42.0	—	—	42.0
Total operating expenses	897.8	—	4.2	902.0

Loss from operations	(107.6)	—	(7.1)	(114.7)

Other income (expense):
Interest expense	(24.5)		—	(24.5)
Other, net	(18.4)		—	(18.4)
Total other income (expense), net	(42.9)	—	—	(42.9)

Loss before income taxes	(150.5)	—	(7.1)	(157.6)
Income tax provision (benefit)	(14.7)	1.7	—	(13.0)
Net loss	$(135.8)	$(1.7)	$(7.1)	$(144.6)

Net loss per common share
Basic	$(2.71)	$(0.03)	$(0.14)	$(2.88)
Diluted	$(2.71)	$(0.03)	$(0.14)	$(2.88)

Weighted average shares outstanding
Basic	50.2	—	—	50.2
Diluted	50.2	—	—	50.2

The following table presents the impact of the financial statement adjustments on the Company's previously reported Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022:

	Nine Months Ended
	September 30, 2022
	Previously Reported	Tax Adjustments	Other Adjustments	As Restated
Operating Activities
Net loss	$(135.8)	$(1.7)	$(7.1)	$(144.6)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	33.4	—	—	33.4
Depreciation and amortization	107.7	—	(0.1)	107.6
Change in fair value of contingent obligations, net	2.4	—	—	2.4
Amortization of deferred financing costs	3.1	—	—	3.1
Deferred income taxes	23.0	2.5	—	25.5
Other	13.0	—	—	13.0
Changes in operating assets and liabilities:
Accounts receivable	76.2	—	6.3	82.5
Inventories	(112.2)	—	9.4	(102.8)
Prepaid expenses and other assets	(29.2)	—	(5.1)	(34.3)
Accounts payable	(9.0)	—	(2.8)	(11.8)
Accrued expenses and other liabilities	(47.8)	—	(0.6)	(48.4)
Accrued compensation	(5.7)	—	—	(5.7)
Income taxes receivable and payable, net	(50.2)	(0.8)	—	(51.0)
Contract liabilities	4.2	—	—	4.2
Net cash used in operating activities	(126.9)	—	—	(126.9)
Investing Activities
Purchases of property, plant and equipment	(92.2)	—	—	(92.2)
Asset acquisitions	(243.7)	—	—	(243.7)
Net cash used in investing activities	(335.9)	—	—	(335.9)
Financing Activities
Purchases of treasury stock	(81.9)	—	—	(81.9)
Proceeds from revolving credit facility	238.0	—	—	238.0
Principal payments on term loan facility	(25.3)	—	—	(25.3)
Proceeds from stock-based compensation activity	3.0	—	—	3.0
Taxes paid for stock-based compensation activity	(5.7)	—	—	(5.7)
Net cash provided by financing activities:	128.1	—	—	128.1
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(0.6)	—	—	(0.6)
Net change in cash, cash equivalents and restricted cash	(335.3)	—	—	(335.3)
Cash, cash equivalents and restricted cash, beginning of period	576.3	—	—	576.3
Cash, cash equivalents and restricted cash, end of period	$241.0	$—	$—	$241.0

Supplemental disclosure of cash flow information:
Cash paid for interest	$26.7	$—	$—	$26.7
Cash paid for income taxes	$23.9	$—	$—	$23.9
Supplemental information on non-cash investing and financing activities:
Purchases of property, plant and equipment unpaid at period end	$10.0	$—	$—	$10.0
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$240.9	$—	$—	$240.9
Restricted cash	0.1	—	—	0.1
Total	$241.0	$—	$—	$241.0

The following table presents the impact of the financial statement adjustments on the Company's previously reported Quarterly Condensed Consolidated Statements of Operations for the three months ended March 31, 2022 and June 30, 2022:

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
The following table presents the impact of the financial statement adjustments on the Company's previously reported Quarterly Condensed Consolidated Statements of Operations for the three months ended March 31, 2023 and June 30, 2023:

	Three Months Ended				Three Months Ended
	March 31, 2023				June 30, 2023
	Previously Reported	Tax Adjustments	Other Adjustments	As Revised	Previously Reported	Tax Adjustments	Other Adjustments	As Revised
Total revenues	$165.1	$—	$(0.8)	$164.3	$337.9	$—	$—	$337.9
Cost of product sales	$102.9	$—	$(1.7)	$101.2	$134.9	$—	$—	$134.9
Cost of CDMO	$52.2	$—	$(0.5)	$51.7	$55.7	$—	$—	$55.7
Income (loss) from operations	$(148.1)	$—	$0.5	$(147.6)	$(292.9)	$—	$—	$(292.9)
Net income (loss)	$(183.0)	$(3.7)	$0.5	$(186.2)	$(261.3)	$(0.1)	$—	$(261.4)
Net income (loss) per common share:
Basic	$(3.65)	$(0.07)	$0.01	$(3.71)	$(5.15)	$(0.01)	$—	$(5.16)
Diluted	$(3.65)	$(0.07)	$0.01	$(3.71)	$(5.15)	$(0.01)	$—	$(5.16)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes and other financial information included elsewhere in this quarterly report on Form 10-Q and our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K/A for the year ended December 31, 2022. Some of the information contained in this discussion and analysis or set forth elsewhere in this quarterly report on Form 10-Q includes information with respect to our plans and strategy for our business and financing, as well as forward-looking statements that involve risks and uncertainties. You should carefully review the sections entitled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
BUSINESS OVERVIEW
Emergent BioSolutions Inc. (“Emergent,” the “Company,” “we,” “us,” and “our”) is a global life sciences company focused on providing innovative preparedness and response solutions addressing accidental, deliberate, and naturally occurring Public Health Threats (“PHTs”). The Company's solutions include a product portfolio, a product development portfolio, and a contract development and manufacturing (“CDMO”) services portfolio.
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
The Company structures the business with a focus on markets and customers. As such, the key components of the business structure include the following four product and service categories: Anthrax - Medical Countermeasures (“MCM") Products, NARCAN®, Smallpox - MCM products and CDMO Services. The Company operates as two operating segments: (1) a products segment (“Products”) consisting of the Anthrax - MCM, NARCAN®, Smallpox - MCM and Other products and (2) a services segment (“Services”) consisting of our CDMO services.
Products Segment:
The majority of our product revenue comes from the following products and procured product candidates:
Anthrax - MCM Products
•Anthrasil® (Anthrax Immune Globulin Intravenous (human)), the only polyclonal antibody therapeutic licensed by the FDA and Health Canada for the treatment of inhalational anthrax in combination with appropriate antibacterial drugs;
•BioThrax® (Anthrax Vaccine Adsorbed), the only vaccine licensed by the United States Food and Drug Administration (“FDA”) for the general use prophylaxis and post-exposure prophylaxis of anthrax disease;
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
NARCAN®
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
•RSDL® (Reactive Skin Decontamination Lotion Kit), the only medical device cleared by the FDA that is intended to remove or neutralize chemical warfare agents from the skin, including: tabun, sarin, soman, cyclohexyl sarin, VR, VX, mustard gas and T-2 toxin; and
•Trobigard® atropine sulfate, obidoxime chloride auto-injector, a combination drug-device auto-injector procured product candidate that contains atropine sulfate and obidoxime chloride. It was approved in Belgium in 2021 but has not been approved by the FDA. Trobigard® is procured by certain authorized government buyers under special circumstances for potential use as a nerve agent countermeasure outside of the U.S.
Services Segment:
Services - Contract Development and Manufacturing
Our services revenue consists of distinct but interrelated CDMO services: drug substance manufacturing; drug product manufacturing (also referred to as "fill/finish" services) and packaging; development services including technology transfer, process and analytical development services; and, when necessary, suite reservation obligations. These services, which we refer to as "molecule-to-market" offerings, employ diverse technology platforms (mammalian, microbial, viral and plasma) across a network of nine geographically distinct development and manufacturing sites operated by us for our internal products and pipeline candidates and third-party CDMO services. We service both clinical-stage and commercial-stage projects for a variety of third-party customers, including government agencies, innovative pharmaceutical companies, and non-government organizations. In August 2023, the Company initiated an organizational restructuring plan (the “August 2023 Plan”) which included actions to reduce investment in and de-emphasize focus on its CDMO services business.
Other Strategic Activities
January 2023 Organizational Restructuring Plan
In January 2023, the Company initiated an organizational restructuring plan (the “January 2023 Plan”) intended to reduce operating costs, improve operating margins, and continue advancing the Company’s ongoing commitment to profitable growth. As part of the January 2023 Plan, the Company reduced its workforce by approximately 125 employees. The Company incurred approximately $9.4 million in charges in connection with the January 2023 Plan during the nine months ended September 30, 2023. These charges consist primarily of charges related to employee transition, severance payments and employee benefits. All activities related to the January 2023 Plan were substantially completed during the first quarter of 2023.
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
As a result of the divestiture, the Company recognized a pre-tax gain of $74.2 million during nine months ended September 30, 2023, net of transaction costs of $4.0 million, which was recorded within "Gain on sale of business" on the Condensed Consolidated Statements of Operations.
FDA Approval of CYFENDUSTM
On July 20, 2023, the FDA approved CYFENDUS™ for post-exposure prophylaxis of disease following suspected or confirmed exposure to Bacillus anthracis in persons 18 through 65 years of age when administered in conjunction with recommended antibacterial drugs. In December 2018, CYFENDUSTM vaccine was the subject of a pre-emergency use authorization package submitted to the FDA. The following year, the USG began procuring this product for national preparedness efforts.
EbangaTM Procurement Contract
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
Emergent paid Ridgeback $6.3 million in contingent consideration as a result of the award of the BARDA contract in the third quarter of 2023. In addition, the Company could owe up to $50.4 million in contingent consideration to Ridgeback if activities under the awarded contract have not ceased by June 1, 2026.
August 2023 Organizational Restructuring Plan
In August 2023, the Company initiated the August 2023 Plan intended to strengthen its core business and financial position by reducing investment in and de-emphasizing focus on its CDMO services business for future growth. As part of the August 2023 Plan, the Company reduced its workforce by approximately 400 employees. The Company incurred approximately $20.5 million in charges in connection with the August 2023 Plan during the nine months ended September 30, 2023. These charges consist primarily of charges related to severance payments, transition services, and employee benefits. All activities related to the August 2023 Plan were substantially completed during the third quarter of 2023.

Launch of NARCAN® Naloxone HCl Nasal Spray 4 mg Over-The-Counter ("NARCAN® OTC")
In the third quarter of 2023, the Company launched NARCAN® OTC, which was approved by the FDA as an over-the-counter emergency treatment of opioid overdose, broadening our customer base and sales channels to retail pharmacies and digital commerce websites. The Company's Nasal Naloxone products are now sold commercially over-the-counter at retail pharmacies and digital commerce websites as well as through physician-directed or standing order prescriptions at retail pharmacies, health departments, local law enforcement agencies, community-based organizations, substance abuse centers and other federal agencies.
Interim Period Triggering Events
Goodwill Impairment Testing
The Company performs its goodwill impairment evaluation annually, during the fourth quarter, or sooner if triggering events are identified. During the three months ended September 30, 2023, the Company observed continued market volatility including significant declines in its market capitalization and revised its financial outlook during the third quarter, which was identified as a triggering event. As a result of the quantitative assessments performed in connection with the preparation of the financial statements as of and for the quarter ended September 30, 2023, the Company recorded a $218.2 million non-cash goodwill impairment charge for the MCM reporting unit within the Products segment, which is included in "Goodwill impairment" on the Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2023. The MCM reporting unit and Products segment had no remaining goodwill as of September 30, 2023. The goodwill impairment charge resulted from a reduction in the estimated fair value of the MCM reporting unit due to changes in the risk profile of the Company as well as revisions to the long-term operating plan that reflected lower expectations for growth and profitability than previous expectations. The Company used a quantitative assessment, utilizing an income-based (discounted cash flows) approach, Level 3 non-recurring fair value measurement, for our goodwill impairment testing.
Long-Lived Asset Impairment Testing
The Company tests its long-lived assets that are held and used for recoverability whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable.
During the second quarter of 2023, due to deterioration in performance and resulting downward revisions to our internal CDMO forecast made during the second quarter, including future expected cash flows, the Company determined there were sufficient indicators of impairment on certain asset groups within the CDMO reporting unit to require an impairment analysis. As a result, the Company performed recoverability tests on certain asset groups within the CDMO reporting unit and concluded that the impacted asset groups were not recoverable as the undiscounted expected cash flows did not exceed their carrying values.
Asset groups are written down only to the extent that their carrying value is higher than their respective fair value. The Company, with the assistance of a third-party valuation firm, applied valuation methods to estimate the fair values for each of the assets within the different asset classes. For the intangible assets, an option pricing model was applied to estimate the assets' fair value. An orderly liquidation value was applied to estimate the fair value of the personal property assets and market and cost based approaches were applied to estimate the fair value of the real property assets, each representing Level 3 non-recurring fair value measurements. Based on this analysis, the Company allocated and recognized a non-cash impairment charge of $306.7 million during the nine months ended September 30, 2023.
FINANCIAL OPERATIONS OVERVIEW
Revenues
We generate product revenues from the sale of our marketed products and procured product candidates. The U.S. Government ("USG") is the largest purchaser of our Government - MCM products and primarily purchases our products for the Strategic National Stockpile ("SNS"), a national repository of medical countermeasures including critical antibiotics, vaccines, chemical antidotes, antitoxins, and other critical medical supplies. The USG primarily purchases our products under long-term, firm fixed-price procurement contracts, generally with annual options. Our opioid overdose treatment product, NARCAN® Nasal Spray, is sold commercially through wholesalers and distributors, physician-directed or standing order prescriptions at retail pharmacies, to state and local community healthcare agencies, practitioners and hospitals and, beginning in the third quarter of 2023, over-the-counter at retail pharmacies and digital commerce websites.
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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S., requires us to make estimates, judgments and assumptions that may affect the reported amounts of assets, liabilities, equity, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis we evaluate our estimates, judgments and methodologies. We base our estimates on historical experience and on various other assumptions that we believe are reasonable, the results of which form the basis for making judgments about the carrying values of assets, liabilities and equity and the amount of revenues and expenses. Actual results may differ from these estimates. There have been no significant changes to our critical accounting policies and estimates contained in "Critical Accounting Policies and Estimates" in the Management's Discussion and Analysis, in Part II, Item 7, of our Annual Report on Form 10-K/A for the year ended December 31, 2022, as filed with the SEC.
New accounting standards
For a discussion of new accounting standards please see Note 2, "Summary of significant accounting policies", in Part I, Item 1, of this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
(in millions, except %)		(As Restated)				(As Restated)
Revenues
Product sales, net:
Anthrax MCM	$32.9	$28.4	$4.5	16%	$76.0	$233.7	$(157.7)	(67)%
NARCAN	142.1	87.9	54.2	62%	376.4	282.6	93.8	33%
Smallpox MCM	24.7	50.4	(25.7)	(51)%	155.8	89.8	66.0	73%
Other Products sales	50.1	19.5	30.6	157%	87.2	54.4	32.8	60%
Total product sales, net	249.8	186.2	63.6	34%	695.4	660.5	34.9	5%
Contract development and manufacturing (“CDMO”):
Services	13.2	36.1	(22.9)	(63)%	52.2	87.8	(35.6)	(41)%
Leases	1.0	0.2	0.8	NM	5.5	4.7	0.8	17%
Total CDMO revenues	14.2	36.3	(22.1)	(61)%	57.7	92.5	(34.8)	(38)%
Contracts and grants	6.5	17.4	(10.9)	(63)%	19.6	34.3	(14.7)	(43)%
Total revenues	270.5	239.9	30.6	13%	772.7	787.3	(14.6)	(2)%

Operating expenses:
Cost of product sales	132.5	85.2	47.3	56%	368.6	256.8	111.8	44%
Cost of CDMO	44.3	62.0	(17.7)	(29)%	151.7	215.8	(64.1)	(30)%
Goodwill impairment	218.2	—	218.2	NM	218.2	—	218.2	NM
Impairment of long-lived assets	—	—	—	NM	306.7	—	306.7	NM
Research and development	15.3	42.2	(26.9)	(64)%	82.0	141.3	(59.3)	(42)%
Selling, general and administrative	86.0	81.8	4.2	5%	278.7	246.1	32.6	13%
Amortization of intangible assets	16.3	14.0	2.3	16%	49.4	42.0	7.4	18%
Total operating expenses	512.6	285.2	227.4	80%	1,455.3	902.0	553.3	61%

Loss from operations	(242.1)	(45.3)	(196.8)	NM	(682.6)	(114.7)	(567.9)	NM

Other income (expense):
Interest expense	(19.7)	(8.5)	(11.2)	132%	(66.2)	(24.5)	(41.7)	170%
Gain on sale of business	(0.7)	—	(0.7)	NM	74.2	—	74.2	NM
Other, net	(3.4)	(13.4)	10.0	(75)%	(2.1)	(18.4)	16.3	(89)%
Total other income (expense), net	(23.8)	(21.9)	(1.9)	9%	5.9	(42.9)	48.8	(114)%

Loss before income taxes	(265.9)	(67.2)	(198.7)	NM	(676.7)	(157.6)	(519.1)	NM
Income tax provision (benefit)	(2.5)	19.9	(22.4)	(113)%	34.3	(13.0)	47.3	NM
Net loss	$(263.4)	$(87.1)	$(176.3)	NM	$(711.0)	$(144.6)	$(566.4)	NM

NM - Not meaningful

Three Months Ended September 30, 2023 Compared with Three Months Ended September 30, 2022
Revenues and gross margin
Total revenues increased $30.6 million, or 13%, to $270.5 million for the three months ended September 30, 2023. The increase was due to an increase in Products revenue of $63.6 million, offset by a decrease in Services revenue of $22.1 million and contracts and grants revenue of $10.9 million.
Consolidated gross margin increased $11.9 million, or 16%, to $87.2 million for the three months ended September 30, 2023. Consolidated gross margin percentage was consistent with the prior period at 33% for the three months ended September 30, 2023. The increase in consolidated gross margin was due to an increase in Products gross margin of $16.3 million, offset by a decrease in Services gross margin of $4.4 million. Consolidated gross margin and consolidated gross margin percentage excludes contracts and grants revenues because the related costs are R&D expenses.
See "Segment Results" for an expanded discussion of revenues and gross margin.
Unallocated corporate operating expenses
R&D expenses
R&D expenses decreased $26.9 million, or 64%, to $15.3 million for the three months ended September 30, 2023. The decrease was primarily due to the sale of our development program for CHIKV VLP to Bavarian Nordic and reduction in related overhead costs driven by the headcount reductions, which were significant contributors to prior period R&D expense.
Selling, general and administrative expenses
Selling, general and administrative expenses increased $4.2 million, or 5%, to $86.0 million for the three months ended September 30, 2023. The increase was primarily due to an increase in marketing expenses related to the launch of NARCAN® OTC and higher professional services fees related to legal remediation services. The increase was partially offset by decreases in compensation and other employee costs related to the restructuring initiatives during 2023. Selling, general and administrative expenses as a percentage of total revenue decreased 2.3 percentage points to 31.8% for the three months ended September 30, 2023.
Amortization of intangible assets
Amortization of intangible assets increased $2.3 million, or 16%, to $16.3 million for the three months ended September 30, 2023. The increase was primarily due to amortization expense for intangible assets related to TEMBEXA® ,NARCAN®, and EbangaTM which were acquired during the second half of 2022. The increase was partially offset by a decrease in amortization expense resulting from the intangibles sold as part of our travel health business to Bavarian Nordic.
Goodwill impairment
The Company recognized a $218.2 million impairment charge to goodwill in the MCM reporting unit within the Products segment during the three months ended September 30, 2023, reducing the goodwill balance of the reporting unit and segment to zero as of September 30, 2023.
Interest expense
Interest expense increased $11.2 million, or 132%, to $19.7 million for the three months ended September 30, 2023. The increase was primarily due to higher interest costs related to our syndicated borrowings and debt service costs attributable to the negotiation of the Fourth Amendment to Amended and Restated Credit Agreement, Waiver and First Amendment to Amended and Restated Collateral Agreement (the “Credit Agreement Amendment"), partially offset by reduced interest expense related to the termination of our interest rate swap hedging agreements.
Other, net
Other, net decreased $10.0 million to $3.4 million in expense for the three months ended September 30, 2023. The decrease in expense was primarily attributable to a write-off of a tax indemnity receivable in the prior period that did not reoccur in the current period and favorable foreign currency exchange revaluations.

Gain on sale of business
During the three months ended September 30, 2023, the Company recorded a $0.7 million reduction to the gain on sale of our travel health business to Bavarian Nordic, which occurred on May 15, 2023. The reduction represents a net working capital adjustment, payable to Bavarian Nordic.
Income tax provision (benefit)
Income tax provision of $19.9 million for the three months ended September 30, 2022 decreased by $22.4 million to a benefit of $2.5 million for the three months ended September 30, 2023. The decrease was primarily due to an increase in taxable loss offset by valuation allowance and goodwill impairment charges.
Nine Months Ended September 30, 2023 Compared with Nine Months Ended September 30, 2022
Revenues and gross margin
Total revenues decreased $14.6 million, or 2%, to $772.7 million for the nine months ended September 30, 2023. The decrease was due to decreases in Services revenue of $34.8 million and contracts and grants revenue of $14.7 million, offset by an increase in Products revenue of $34.9 million.
Consolidated gross margin decreased $47.6 million, or 17%, to $232.8 million for the nine months ended September 30, 2023. Consolidated gross margin percentage decreased 6 percentage points to 31% for the nine months ended September 30, 2023. The decrease in consolidated gross margin was due to a decrease in Products gross margin of $76.9 million, offset by an increase in Services gross margin of $29.3 million. Consolidated gross margin and consolidated gross margin percentage excludes contracts and grants revenues because the related costs are R&D expenses.
See "Segment Results" for an expanded discussion of revenues and gross margin.
Unallocated corporate operating expenses
R&D expenses
R&D expenses decreased $59.3 million, or 42%, to $82.0 million for the nine months ended September 30, 2023. The decrease was primarily due to the sale of our development program for CHIKV VLP to Bavarian Nordic and reduction in related overhead costs driven by the headcount reductions, which were significant contributors to prior period R&D expense, partially offset by increases in funded R&D related to EbangaTM.
Selling, general and administrative expenses
Selling, general and administrative expenses increased $32.6 million, or 13%, to $278.7 million for the nine months ended September 30, 2023. The increase was primarily due to higher legal remediation services fees and professional services fees related to corporate initiatives, including organizational transformation consulting fees, and an increase in marketing expenses largely related to the launch of NARCAN® OTC. These increases were partially offset by decreases in employee costs related to the restructuring initiatives during 2023. Selling, general and administrative expenses as a percentage of total revenue increased 4.8 percentage points to 36.1% for the nine months ended September 30, 2023.
Amortization of intangible assets
Amortization of intangible assets increased $7.4 million, or 18%, to $49.4 million for the nine months ended September 30, 2023. The increase was primarily due to amortization expense for intangible assets related to TEMBEXA® , NARCAN® and EbangaTM which were acquired during the second half of 2022. The increase was partially offset by a decrease in amortization expense resulting from the intangibles sold with our travel health business to Bavarian Nordic.
Goodwill impairment
The Company recognized a $218.2 million impairment charge to goodwill in the MCM reporting unit within the Products segment during the nine months ended September 30, 2023, reducing the goodwill balance of the reporting unit and segment to zero as of September 30, 2023.

Impairment of long-lived assets
During the nine months ended September 30, 2023, the Company recorded a non-cash impairment charge of $306.7 million related to certain asset groups within our CDMO reporting unit. The asset groups were written down only to the extent their carrying value was higher than their respective fair values. The Company, with the assistance of a third-party valuation firm, applied valuation methods to estimate the fair values for each of the assets within the different asset classes to determine the amount of the impairment.
Interest expense
Interest expense increased $41.7 million, or 170%, to $66.2 million for the nine months ended September 30, 2023. The increase was primarily due to higher interest costs related to our syndicated borrowings and one-time debt service costs attributable to the negotiation of the Credit Agreement Amendment, partially offset by reduced interest expense related to the termination of our interest rate swap hedging agreements.
Other, net
Other, net decreased $16.3 million to $2.1 million in expense for the nine months ended September 30, 2023. The decrease in expense was primarily attributable to the write-off of a tax indemnity receivable in the prior period that did not reoccur in the current period and favorable foreign currency exchange revaluations.
Gain on sale of business
Gain on sale of business was $74.2 million for the nine months ended September 30, 2023, which was attributable to the sale of our travel health business to Bavarian Nordic on May 15, 2023.
Income tax provision (benefit)
Income tax benefit of $13.0 million for the nine months ended September 30, 2022 decreased by $47.3 million to a provision of $34.3 million for the nine months ended September 30, 2023. The decrease was largely due to the decline in income before income taxes and valuation allowance and goodwill impairment charges in 2023. The effective tax rate was (5)% for the nine months ended September 30, 2023 as compared with 8% in 2022. The effective annual tax rate decreased largely due to a valuation charge.

SEGMENT RESULTS
PRODUCTS SEGMENT

	Products Segment
	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2023	2022	% Change	2023	2022	% Change
Revenues
Product sales, net	$249.8	$186.2	34%	$695.4	$660.5	5%

Cost of sales	$132.5	$85.2	56%	$368.6	$256.8	44%
Less: Changes in fair value of contingent consideration	(1.1)	0.6	NM	(0.4)	2.4	(117%)
Less: Restructuring costs	5.0	—	NM	7.0	—	NM
Less: Inventory step-up provision	—	—	NM	1.9	—	NM
Adjusted cost of sales (1)	$128.6	$84.6	52%	$360.1	$254.4	42%

Gross margin (2)	$117.3	$101.0	16%	$326.8	$403.7	(19%)
Gross margin % (2)	47%	54%		47%	61%

Adjusted gross margin (3)	$121.2	$101.6	19%	$335.3	$406.1	(17%)
Adjusted gross margin % (3)	49%	55%		48%	61%

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

NM - Not meaningful
Three Months Ended September 30, 2023 Compared with Three Months Ended September 30, 2022
Anthrax MCM
Anthrax MCM sales increased $4.5 million, or 16%, to $32.9 million for the three months ended September 30, 2023. The increase reflects the impact of timing of sales related to CYFENDUSTM, partially offset by a decrease in BioThrax® and Anthrasil® sales, due to timing. Anthrax vaccine product sales are primarily made under annual purchase options exercised by the USG. Fluctuations in revenues result from the timing of the exercise of annual purchase options, the timing of USG purchases, the availability of governmental funding and Company delivery of orders that follow.
NARCAN®
NARCAN® sales increased $54.2 million, or 62%, to $142.1 million for the three months ended September 30, 2023. The increase was primarily driven by higher branded NARCAN® sales to U.S. public interest channels and Canadian retail sales and sales of NARCAN® OTC during the third quarter of 2023, partially offset by the cessation of authorized generic NARCAN® sales related to the termination of the Company's relationship with Sandoz.

Smallpox MCM
Smallpox MCM sales decreased $25.7 million, or 51%, to $24.7 million, for the three months ended September 30, 2023. The decrease was primarily due to ACAM2000® sales to non-U.S. customers in the prior year quarter which did not occur this quarter, partially offset by higher VIGIV sales due to timing. Fluctuations in revenues from Smallpox MCM result from the timing of the exercise of annual purchase options in the existing procurement contracts, the timing of USG purchases, the availability of governmental funding and Company delivery of orders that follow.
Other Products
Other Products sales increased $30.6 million, or 157%, to $50.1 million for the three months ended September 30, 2023. The increase was primarily due to higher BAT product sales, partially offset by lower sales of RSDL®; Vivotif, which we sold to Bavarian Nordic in the second quarter od 2023 as part of our travel health business; and Trobigard®, due to timing.
Cost of Product Sales and Gross Margin
Cost of product sales increased $47.3 million, or 56%, to $132.5 million for the three months ended September 30, 2023. The increase was primarily due to higher sales of NARCAN®, BAT®, VIGIV and CYFENDUSTM, partially offset by lower sales of ACAM2000®, BioThrax® and COGS associated with products sold to Bavarian Nordic as part of our travel health business, coupled with higher allocations to product COGS at our Bayview facility and an increase in shutdown related costs in the current period.
Product gross margin increased $16.3 million, or 16%, to $117.3 million for the three months ended September 30, 2023. Product gross margin percentage decreased 7 percentage points to 47% for the three months ended September 30, 2023. The decrease in gross margin percentage was primarily due to unfavorable product revenue mix which was weighted more heavily to lower margin products compared with the prior year quarter, coupled with increases in shutdown related costs and inventory write-offs. Product adjusted gross margin excludes the impacts of non-cash items related to restructuring costs of $5.0 million and the changes in the fair value of contingent consideration of $1.1 million.
Nine Months Ended September 30, 2023 Compared with Nine Months Ended September 30, 2022
Anthrax MCM
Anthrax MCM sales decreased $157.7 million, or 67%, to $76.0 million for the nine months ended September 30, 2023. The decrease reflects the impact of timing of sales related to CYFENDUSTM and BioThrax, partially offset by an increase in Anthrasil® sales. Anthrax vaccine product sales are primarily made under annual purchase options exercised by the USG. Fluctuations in revenues result from the timing of the exercise of annual purchase options, the timing of USG purchases, the availability of governmental funding and Company delivery of orders that follow.
NARCAN®
NARCAN® sales increased $93.8 million, or 33%, to $376.4 million for the nine months ended September 30, 2023. The increase was primarily driven by higher branded NARCAN® sales to U.S. public interest channels and Canadian retail sales and sales of NARCAN® OTC during the third quarter of 2023, partially offset by the cessation of authorized generic NARCAN® sales related to the termination of the Company's relationship with Sandoz and a reduction in commercial retail sales in the U.S.
Smallpox MCM
Smallpox MCM sales increased $66.0 million, or 73%, to $155.8 million for the nine months ended September 30, 2023. The increase was primarily due to the exercise and full delivery in the second quarter of a $120 million option by the USG to purchase ACAM2000® and higher VIGIV sales due to timing, partially offset by ACAM2000® sales to non-U.S. customers in the prior year period which did not occur during the current year period. Fluctuations in revenues result from the timing of the exercise of annual purchase options in existing procurement contracts, the timing of USG purchases, the availability of governmental funding and Company delivery of orders that follow.
Other Products
Other Products sales increased $32.8 million, or 60%, to $87.2 million for the nine months ended September 30, 2023. The increase was primarily due to higher BAT® product sales and Vaxchora product sales, which we sold to Bavarian Nordic in the second quarter as part of our travel health business, partially offset by lower RSDL® and Trobigard® product sales, due to timing.

Cost of Sales and Gross Margin
Cost of product sales increased $111.8 million, or 44%, to $368.6 million for the nine months ended September 30, 2023. The increase was primarily due to higher sales of ACAM2000®, NARCAN® and BAT®, partially offset by lower sales of CYFENDUSTM, coupled with higher allocations to product COGS at our Bayview facility, shutdown costs and inventory write-offs.
Product gross margin decreased $76.9 million, or 19%, to $326.8 million for the nine months ended September 30, 2023. Product gross margin percentage decreased 14 percentage points to 47% for the nine months ended September 30, 2023. The decrease was largely due to lower sales volumes and higher shutdown related costs and inventory write-offs, coupled with an unfavorable product revenue mix which was weighted more heavily to lower margin products compared with the prior year. Product adjusted gross margin excludes the impacts of restructuring costs of $7.0 million, non-cash items related to the inventory step-up provision of $1.9 million and the changes in the fair value of contingent consideration of $(0.4) million.
SERVICES SEGMENT

	Services Segment
	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2023	2022	% Change	2023	2022	% Change
Revenues
CDMO revenues	$14.2	$36.3	(61%)	$57.7	$92.5	(38%)

Cost of services	$44.3	$62.0	(29%)	$151.7	$215.8	(30%)
Less: Restructuring costs	8.1	—	NM	8.1	—	NM
Adjusted cost of services (1)	$36.2	$62.0		$143.6	$215.8

Gross margin (2)	$(30.1)	$(25.7)	(17%)	$(94.0)	$(123.3)	24%
Gross margin % (2)	(212)%	(71)%		(163)%	(133)%

Adjusted gross margin (3)	$(22.0)	$(25.7)	14%	$(85.9)	$(123.3)	30%
Adjusted gross margin % (3)	(155)%	(71)%		(149)%	(133)%

(1) Adjusted cost of services, which is a non-GAAP financial measure, is calculated as cost of services less restructuring costs. The Company's management utilizes Adjusted cost of services for purposes of evaluating our ongoing operations and for internal planning and forecasting purposes. We believe that this non-GAAP operating measure, when reviewed collectively with our GAAP financial information, provides useful supplemental information to investors in assessing our operating performance.

(2) Gross margin is calculated as revenues less cost of services. Gross margin % is calculated as gross margin divided by revenues.
(3) Adjusted gross margin, which is a non-GAAP financial measure, is calculated as revenues less Adjusted cost of services. Adjusted gross margin %, which is a non-GAAP financial measure, is calculated as Adjusted gross margin divided by revenues. The Company’s management utilizes Adjusted gross margin and Adjusted gross margin % for purposes of evaluating our ongoing operations and for internal planning and forecasting purposes. We believe that these non-GAAP operating measures, when reviewed collectively with our GAAP financial information, provide useful supplemental information to investors in assessing our operating performance.

NM - Not meaningful
Three Months Ended September 30, 2023 Compared with Three Months Ended September 30, 2022
CDMO revenues
CDMO services revenues decreased $22.9 million, or 63%, to $13.2 million for the three months ended September 30, 2023. The decrease was driven by decreases in production at the Company's Winnipeg and Camden facilities, partially offset by an increase in production at our Canton facility for a CDMO customer.

CDMO lease revenues increased $0.8 million to $1.0 million for the three months ended September 30, 2023. The increase was related to a CDMO customer at our Canton facility.
Cost of Services and Gross Margin
Cost of services decreased $17.7 million, or 29%, to $44.3 million for the three months ended September 30, 2023. The decrease was primarily due to higher allocations to cost of product sales and reduced production activities related to the halt in manufacturing under the Janssen Agreement at our Bayview facility, coupled with decreases in production at the Company's Camden and Winnipeg facilities, partially offset by an increase in production at our Canton facility related to work for a CDMO customer and investments in quality enhancement at our Camden facility.
Services gross margin decreased $4.4 million, or 17%, to $(30.1) million for the three months ended September 30, 2023. Services gross margin percentage decreased to (212)% for the three months ended September 30, 2023. The decrease was primarily due to lower production across our CDMO network coupled with quality enhancement and improvement initiatives at the Company's Camden facility in the current year. Services adjusted gross margin excludes the impacts of restructuring costs of $8.1 million.
Nine Months Ended September 30, 2023 Compared with Nine Months Ended September 30, 2022
CDMO revenues
CDMO services revenues decreased $35.6 million, or 41%, to $52.2 million for the nine months ended September 30, 2023. The decrease was driven by $10.9 million less revenue related to reduced production activities at the Company's Bayview facility as a result of a halt in manufacturing under the Janssen Agreement in 2022 and reduced production at the Camden facility. The decreases were partially offset by an increase in production at our Canton facility for a CDMO customer.
CDMO lease revenues increased $0.8 million, or 17%, to $5.5 million for the nine months ended September 30, 2023. The increase was related to a CDMO customer at our Canton facility.
Cost of Services and Gross Margin
Cost of services decreased $64.1 million, or 30%, to $151.7 million for the nine months ended September 30, 2023. The decrease was primarily due to reduced production activities related to the halt in manufacturing under the Janssen Agreement coupled with higher allocations to Product cost of sales at our Bayview facility and lower production activities at our Winnipeg facility, partially offset by increased costs at our Camden facility for additional investments in quality enhancement and improvement initiatives and increased costs associated with production activities at our Canton facility for a CDMO customer.
Services gross margin increased $29.3 million, or 24% to $(94.0) million for the nine months ended September 30, 2023. Services gross margin percentage decreased 30 percentage points to (163)% for the nine months ended September 30, 2023. The decrease was primarily due to the full nine month impact of additional investments in quality enhancement and improvement initiatives at the Company's Camden facility in the current year, partially offset by one-time costs and reserves related to the Janssen Agreement in the prior year. Services adjusted gross margin excludes the impacts of restructuring costs of $8.1 million.
OTHER REVENUE
Three Months Ended September 30, 2023 Compared with Three Months Ended September 30, 2022
Contracts and Grants
Contracts and grants revenue decreased $10.9 million, or 63%, to $6.5 million for the three months ended September 30, 2023. The decrease was primarily attributable to one-time indirect rate adjustments in the prior period and the conclusion of COVID-19 related studies in the fourth quarter of 2022. These decreases were partially offset by an increase in revenue attributable to the BARDA contract for the procurement of EbangaTM, which was awarded in the current period.

Nine Months Ended September 30, 2023 Compared with Nine Months Ended September 30, 2022
Contracts and Grants
Contract and grants revenue decreased $14.7 million, or 43%, to $19.6 million for the nine months ended September 30, 2023. The decrease was primarily attributable to one-time indirect rate adjustments in the prior period, the conclusion of COVID-19 related studies in the fourth quarter of 2022, and decreases in development activities associated with various externally funded research and development projects. These decreases were partially offset by increases in revenue on the BARDA contract for the procurement of EbangaTM, which was awarded in the current period, and TEMBEXA®.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Our financial condition is summarized as follows:

	September 30,	December 31,
	2023	2022	Change %
(dollars in millions)		(As Restated)
Financial assets:
Cash and cash equivalents	$87.8	$642.6	(86)%

Borrowings:
Debt, current portion	$413.6	$957.3	(57)%
Debt, net of current portion	448.2	448.5	—%
Total borrowings	$861.8	$1,405.8	(39)%

Working capital:
Current assets	$720.8	$1,210.4	(40)%
Current liabilities	664.0	1,228.9	(46)%
Total working capital	$56.8	$(18.5)	NM

NM - Not Meaningful
Principal Sources of Capital Resources
We have historically financed our operating and capital expenditures through existing cash and cash equivalents, cash from operations, development contracts and grant funding and borrowings under our Revolving Credit Facility, our Term Loan Facility, and other lines of credit we have established from time to time. We also obtain financing from the sale of our common stock upon exercise of stock options and participation in an at-the market equity offering program that we entered into on May 18, 2023 (the "ATM Program"). As of September 30, 2023, we had unrestricted cash and cash equivalents of $87.8 million and remaining capacity under our Revolving Credit Facility of $88.3 million.
Going Concern
The consolidated financial statements have been prepared on the going concern basis of accounting, which assumes the Company will continue to operate as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.
As of September 30, 2023, there is $211.2 million outstanding on our Revolving Credit Facility and $202.1 million on our Term Loan Facility that mature in May 2025. The Company determined that there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. This evaluation considered the potential mitigating effect of management’s plans that have not been fully implemented. Management may evaluate the mitigating effect of its plans to determine if it is probable that (1) the plans will be effectively implemented within one year after the date the financial statements are issued, and (2) when implemented, the plans will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern. The Company's plans include (A) amending the agreement for the Senior Secured Credit Facilities, which occurred on May 15, 2023 with the Fourth Amendment to Amended and Restated Credit Agreement, Waiver and First Amendment to Amended and Restated Collateral

Agreement (the “Credit Agreement Amendment”), and (B) the execution of the capital raise requirement prescribed in the Credit Agreement Amendment, as further described below.
While the Company executed the Credit Agreement Amendment and extended the maturity date on the Senior Secured Credit Facilities to May 15, 2025, the Credit Agreement Amendment also requires the Company maintain a minimum consolidated EBITDA through February 29, 2024 and to raise at least $75.0 million through the issuance of equity and/or unsecured indebtedness by April 30, 2024 and that we make quarterly principal payments on the Term Loan Facility of approximately $3.9 million commencing with the quarter ended June 30, 2023. As a result of these provisions, the Company has determined it is appropriate to continue to classify the debt as a current liability on the condensed consolidated balance sheets.
Debt Covenants
The Company has a senior secured credit facility that matures in May 2025 (the “Credit Facility”) which provides for (1) revolving credit commitments, (2) a term loan, and (3) the issuance of commercial letters of credit. As of September 30, 2023, we had $413.3 million outstanding under the Credit Facility. Under the Credit Facility, the Company is subject to a monthly minimum consolidated EBITDA covenant through February 29, 2024 and is also required to raise at least $75.0 million through the issuance of equity and/or unsecured indebtedness by April 30, 2024. As of September 30, 2023, we were in compliance with all of the covenants and restrictions associated with, and no events of default existed under, the Credit Facility. However, based on the timing of the USG procurement of the remaining 2023 order for CYFENDUSTM and a number of other product sales through the end of 2023, the Company anticipates that, absent a cure or waiver, it may be in breach of the minimum consolidated EBITDA covenant as early as the reporting date for the measurement period ending December 31, 2023. In the event the Company remains in compliance with the minimum consolidated EBITDA covenant through the measurement period ending December 31, 2023, the Company anticipates that, absent a cure or waiver of the minimum consolidated EBITDA covenant, it may be in breach of the minimum consolidated EBITDA covenant as early as the reporting date for the measurement period ending February 29, 2024. In addition, the Company is required to deliver audited annual financial statements without a “going concern” or like qualification or exception with respect to our financial statements for the year ended December 31, 2023 within 90- days of year end. The Credit Facility and the Company’s other debt facilities are described in more detail below in Note 10, “Debt” and in Note 9, “Debt” in Amendment No. 1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
If the Company is not compliant with the covenants an event of default may occur under the Credit Facility and the agent and requisite lenders thereunder could take actions to exercise certain rights and remedies as described in the Credit Facility. Further, acceleration of the Credit Facility would result in a cross-default of the Company’s obligations under the 3.875% Senior Unsecured Notes due in 2028. If the Company would be unable to obtain a waiver or forbearance of such covenants or defaults, to successfully renegotiate the terms of the Credit Facility, or to cure the potential covenant breach or default, and the lenders enforced one or more of their rights upon default and/or the default resulted in a cross-default under certain other of the Company’s debt instruments, the Company would be unable to meet its obligations and could be forced into insolvency proceedings.
Based on the facts and circumstances described above, management cannot make the assumption that it is probable that these debt covenants will be met. As a result, the Company continues to evaluate a number of uncertain factors related to its assessment of its ability to satisfy the capital raise requirement, including its ability to comply with the terms and operating and financial covenants required by the Senior Secured Credit Facilities, other market conditions, economic conditions, particularly in the pharmaceutical and biotechnology industry, and disruptions or volatility caused by factors such as regional conflicts, inflation, and supply chain disruptions. The Company has engaged legal and financial advisors to assist with a comprehensive review of alternatives to enhance its capital structure, which may include taking steps to cure any potential defaults or seeking forbearance, waivers, further cost reductions or other alternatives to avoid an event of default.
The Company had $87.8 million of cash on hand at September 30, 2023. On January 9, 2023, the Company announced the January 2023 Plan, intended to reduce operating costs, improve operating margins, and continue advancing the Company’s ongoing commitment to profitable growth. The January 2023 Plan included a reduction of the Company’s current workforce by approximately 125 employees. These actions, in combination with other cost reduction initiatives, are expected to result in annualized savings of over $60.0 million when fully implemented. Additionally, on August 8, 2023, the Company announced the August 2023 Plan, intended to strengthen its core business and financial position by reducing investment in and de-emphasizing focus on its CDMO services business for future growth. The August 2023 Plan included a reduction of the Company's current workforce by approximately 400 employees. These actions, in combination with other cost reduction initiatives, are expected to result in annualized savings of over $100 million when fully implemented.

At-the-Market Equity Offering Facility
We may, from time to time, sell up to $150.0 million aggregate gross sales price of shares of our common stock through Evercore Group L.L.C. and RBC Capital Markets, LLC, as sales agents, under the ATM Program that we entered into on May 18, 2023. There were no sales of our common stock under the ATM Program during the three months ended September 30, 2023. Between the adoption of the ATM Program and September 30, 2023, we sold 1.1 million shares of our common stock under the ATM Program for gross proceeds of $9.1 million, representing an average price of $8.22 per share. As of September 30, 2023, $140.9 million aggregate gross sales price of shares of our common stock remains available for issuance under the ATM Program. We intend to use proceeds obtained from the sale of shares under the ATM Program for general corporate purposes.
Cash Flows
The following table provides information regarding our cash flows for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
(in millions)	2023	2022
Net cash provided by (used in):
Operating activities	$(238.4)	$(126.9)
Investing activities	223.7	(335.9)
Financing activities	(540.4)	128.1
Effect of exchange rate changes on cash, cash equivalents and restricted cash	0.3	(0.6)
Net change in cash, cash equivalents and restricted cash	$(554.8)	$(335.3)
Operating Activities:
Net cash used in operating activities was $238.4 million for the nine months ended September 30, 2023 compared with $126.9 million for the nine months ended September 30, 2022. The increase of $111.5 million in net cash used in operating activities was primarily due to net loss excluding non-cash items of $121.6 million, which excludes impairment charges of long-lived assets and goodwill of $306.7 million and $218.2 million, respectively, coupled with negative working capital changes of $116.8 million, primarily due to increases in receivables, an accumulation of inventory and prepaid expenses, and an increase accrued expenses and other liabilities, partially offset by an increase in our accounts payable.
Investing Activities:
Net cash provided by investing activities was $223.7 million for the nine months ended September 30, 2023 compared with net cash used in investing activities of $335.9 million for the nine months ended September 30, 2022. The increase of $559.6 million in net cash provided by investing activities was primarily due to proceeds from the sale of the travel health business during the second quarter of 2023, offset by purchases of property, plant and equipment and milestone payments related to our prior asset acquisitions.
Financing Activities:
Net cash used in financing activities was $540.4 million for the nine months ended September 30, 2023 compared with net cash provided by financing activities of $128.1 million for the nine months ended September 30, 2022. The increase of $668.5 million in net cash used in financing activities was primarily due to principal payments on the Senior Secured Credit Facilities, partially offset by proceeds from the sale of stock through our ATM Program.
Debt
As of September 30, 2023, the Company has $866.3 million of fixed and variable rate debt with varying maturities. See Note 10, “Debt” in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1, of this Form 10-Q for further discussion.
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
If we raise funds by issuing equity securities, including through the ATM Program, our stockholders may experience dilution. Public or bank debt financing, if available, may involve agreements that include covenants, like those contained in our 3.875% Senior Unsecured Notes due 2028 (the “Senior Unsecured Notes”) and the Senior Secured Credit Facilities, which could limit or restrict our ability to take specific actions, such as incurring additional debt, making capital expenditures, pursuing acquisition opportunities, buying back shares or declaring dividends. If we raise funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish valuable rights to our technologies or product candidates or grant licenses on terms that may not be favorable to us.
Economic conditions, including market volatility and adverse impacts on financial markets, may make it more difficult to obtain financing on attractive terms, or at all. Any new debt funding, if available, may be on terms less favorable to us than our Senior Secured Credit Facilities or the Senior Unsecured Notes. If financing is unavailable or lost, our business, operating results, financial condition and cash flows would be adversely affected, and we could be forced to delay, reduce the scope of or eliminate many of our planned activities.
Unused Credit Capacity
Available room under the Revolving Credit Facility as of September 30, 2023 and December 31, 2022 was:

(in millions)	September 30, 2023	December 31, 2022
Total Capacity	$300.0	$600.0
Less:
Outstanding Letters of Credit	0.5	1.3
Outstanding Indebtedness	211.2	598.0
Unused Capacity	$88.3	$0.7
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
Interest rate risk
We have debt with a mix of fixed and variable rates of interest. We terminated our interest rate swaps in June 2023, and we are satisfied with the current fix-float mix of the Company's debt portfolio. Floating rate debt carries interest based generally on the eurocurrency rate, as defined in our senior secured credit agreement, as amended by the Credit Agreement Amendment, plus an applicable margin. Increases in interest rates could result in an increase in interest payments for our floating rate debt.
We have assessed our exposure to changes in interest rates by analyzing the sensitivity to our operating results assuming various changes in market interest rates. A hypothetical increase of one percentage point in the eurocurrency rate as of September 30, 2023 would increase our interest expense by approximately $4.1 million annually.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
Our management, with the participation of our interim chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2023, our interim chief executive officer and chief financial officer concluded that, as of such date our disclosure controls and procedures were ineffective due to the material weakness in internal control over financial reporting described below.
Material Weakness in Internal Control Over Financial Reporting
Our management identified a material weakness related to the design of our controls associated with the review of the calculation of our state deferred tax assets and liabilities and the operating effectiveness of the controls associated with the review of the valuation allowance calculation.
In Management's Report on Internal Control Over Financial Reporting included in Amendment No. 1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, management, including our interim chief executive officer and chief financial officer, concluded our internal control over financial reporting was not effective as of December 31, 2022. As this material weakness was identified during the three months ended September 30, 2023, management has concluded that we did not maintain effective internal control over financial reporting as of September 30, 2023 based on the criteria in Internal Control-Integrated Framework (2013 version) issued by COSO.
Remediation
As part of our commitment to strengthening our internal control over financial reporting, we are implementing remedial actions under the oversight of the Audit Committee of our board of directors to address these deficiencies, including:

• Enhanced review and reconciliation procedures
• Additional training on the affected tax matters
We will continue to monitor the design and operating effectiveness of these and other processes, procedures and controls and make any further changes management determines appropriate.
Changes in internal control over financial reporting
Except for the material weakness described above, there have been no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act that occurred during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Note 16, “Litigation” in Part I, Item 1, of this Quarterly Report on Form 10-Q.

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
RISK FACTOR SUMMARY
There are a number of government contracting risks that could impact our business, financial condition, operating results and cash flows, including:
•Reduced demand for and/or funding for procurement of CYFENDUSTM and/or BioThrax® vaccines or ACAM2000® and discontinuation of funding of our other USG procurement and development contracts.
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
•NARCAN® Nasal Spray is currently subject to generic and branded competition in the U.S. and may be subject to branded and generic competition in Canada. In addition, the success of NARCAN® Nasal Spray, including in over-the-counter form, is subject to commercial availability of the product and our ability to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community.

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
There are a number of risks related to our strategic acquisitions, divestitures and collaborations that could impact our business, financial condition, operating results and cash flows, including:
•We may not be successful in identifying, structuring or acquiring businesses and products to drive our growth.
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
GOVERNMENT CONTRACTING RISKS
We currently derive a substantial portion of our revenue from USG procurement of the CYFENDUSTM vaccine and the TEMBEXA®, oral antiviral and have historically derived a substantial portion of our revenue from USG procurement of the ACAM2000® vaccine and of BioThrax®. If the USG’s demand for and/or funding for procurement of CYFENDUSTM, BioThrax®, ACAM2000® and/or TEMBEXA® are substantially reduced, our business, financial condition, operating results and cash flows would be materially harmed.
We derive a substantial portion of our current and expected future revenues from USG procurement of CYFENDUSTM. As with any approved product, there is a risk that we may encounter challenges causing delays or an inability to deliver CYFENDUSTM, which may have a material effect on our ability to generate and recognize revenue.
The success of our business and our future operating results are significantly dependent on anticipated funding for the procurement of our anthrax vaccines and the terms of such procurement by the USG, including the price per dose, the number of doses and the timing of deliveries. We have no certainty that funding will be made available for the procurement of our anthrax vaccines. If priorities for the Strategic National Stockpile (“SNS”) change generally, or as a result of the conclusion of the USG’s audit of the SNS, or with respect to the level of procurement of our anthrax vaccines, funding to procure future doses of CYFENDUSTM or BioThrax® vaccines may be delayed, limited or not available, BARDA may never complete the anticipated full transition to stockpiling CYFENDUSTM in support of anthrax preparedness, and our future business, financial condition, operating results and cash flows could be materially harmed.
In addition, in the past we have derived a substantial portion of our revenues from sales of ACAM2000® vaccine to the USG. If priorities for the SNS change with respect to ACAM2000® vaccine or the USG decides not to exercise additional options under our ACAM2000® contract, our future business, financial condition, operating results and cash flows could be materially harmed.
Our USG procurement and development contracts require ongoing funding decisions by the USG. Any reduction or discontinuation of funding of any of these contracts could cause our business, financial condition, operating results and cash flows to suffer materially.
The USG is the principal customer for our MCMs and the primary source of funds for the development of most of our product candidates in our development pipeline. We anticipate that the USG will also be a principal customer for any MCMs that we successfully develop from within our existing product development pipeline, as well as those we acquire in the future. Additionally, a significant portion of our revenue comes from USG development contracts and grants. Over its lifetime, a USG procurement or development program, such as for CYFENDUSTM under our development and procurement contract with BARDA, may be implemented through the award of many different individual contracts and subcontracts. The funding for such government programs is subject to Congressional appropriations, generally made on a fiscal year basis, even for programs designed to continue for several years. These appropriations can be subject to a number of uncertainties, including political considerations, changes in priorities due to global pandemics, the results of elections and stringent budgetary constraints.
Additionally, our government-funded development contracts typically give the USG the right, exercisable in its sole discretion, to extend these contracts for successive option periods following a base period of performance. The value of the services to be performed during these option periods may constitute the majority of the total value of the underlying contract. On July 31, 2023, we were awarded a 10-year contract by BARDA for the advanced development, manufacturing scale-up, and procurement of EbangaTM (Ansuvimab-zykl) treatment for Ebola. The contract consists of a base period of performance with two option periods valued at approximately $121 million, and option periods for procurement of EbangaTM over five years valued at up to $583 million. If all option periods are exercised, the total contract value will be valued at up to approximately $704 million. If levels of government expenditures and authorizations for public health countermeasure preparedness decrease or shift to programs in areas where we do not offer products or are not developing product candidates, or if the USG otherwise declines to exercise its options under this contract or our other existing contracts, our revenues would suffer, as well as our business, financial condition, operating results and cash flows.
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
Our current procurement contracts with the U.S. Department of Health & Human Services (“HHS”) and the U.S. Department of Defense (“DoD”) are generally fixed price contracts. We expect that any future procurement contracts we successfully secure with the USG would likely also be fixed price contracts. Under a fixed price contract, we are required to deliver our products at a fixed price regardless of the actual costs we incur. Estimating costs that are related to performance in accordance with contract specifications is difficult, particularly where the period of performance is over several years, and when factoring in higher levels of inflation. Our failure to anticipate technical problems, estimate costs accurately or control costs during performance of a fixed price contract could reduce the profitability of such a contract or cause a loss, which could harm our operating results and materially reduce our net income.
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
The FDA conducts periodic inspections of our manufacturing facilities for compliance with current cGMP requirements. The Company's failure to maintain compliance with cGMP requirements at our manufacturing facilities has hindered and could continue to hinder our ability to continue manufacturing for our own products and for CDMO customers, which could adversely affect our business, financial condition, operating results and cash flows. For example, in February 2022, the FDA inspected Emergent’s Camden facility and issued an FDA Form 483. In August 2022, the FDA issued a warning letter to Emergent related to the February 2022 inspection. The warning letter included issues pertaining to equipment cleaning and maintenance; aseptic sterilization technique and procedures; and quality systems. In October 2023, the FDA determined that the inspection classification of the Camden facility is "voluntary action indicated" which indicates that, although investigators found and documented objectionable conditions during the inspection, the FDA would not take or recommend regulatory or enforcement action because the objectionable conditions did not meet the threshold for action at that time. Furthermore, the FDA concluded that the Camden facility inspection was "closed" under 21 CFR 20.64(d)(3) and issued to the Company a "Warning Letter close-out letter".
Any failure to remedy the remaining objectionable conditions at the Camden facility, or any additional failures to maintain compliance with cGMP requirements at any of our manufacturing facilities, could adversely affect our business, financial condition, operating results and cash flows.
Disruption at, damage to or destruction of, our manufacturing facilities could impede our ability to manufacture anthrax vaccines, our ACAM2000® vaccine or our other products or product candidates, as well as impact the delivery of CDMO services, which would harm our business, financial condition, operating results and cash flows.
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
We provide CDMO services for the development and/or manufacture of various product candidates. There can be no assurance that these product candidates will be safe or effective or that they will be authorized for emergency use or approved by the FDA or any other health regulatory authority. Even if product candidates are found to be safe and/or effective and receive authorization or approval by a health regulatory authority or we receive authorization to produce drug substance or drug product at our facilities, the manufacturing processes for our CDMO programs are complex. There can be no assurance that we will be able to produce sufficient clinical or commercial quantities of any product candidate in a timely basis or at all. Difficulties manufacturing COVID-19 product candidates for certain CDMO customers and the November 2021 termination of the termination of the Center for Innovation in Advanced Development and Manufacturing agreement with BARDA for COVID-19 vaccine development and manufacturing caused us to suffer considerable reputational and financial damage and resulted in the instigation of stockholder litigation and government investigations described elsewhere in this Quarterly Report. Further, our announcement in the third quarter of 2023 that we are de-emphasizing focus on our CDMO business may raise concerns regarding our ability to fulfill manufacturing commitments to our CDMO customers. Any future failure to satisfy manufacturing commitments could adversely affect our reputation, subject us to potential legal liability and harm our business, financial condition, operating results and cash flows.

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

In the United States, to obtain authorization from the FDA to market and sell any of our future drug, biologic, or vaccine products, we will be required to submit a New Drug Application (an “NDA”) or Biologics License Application (a “BLA”) to the FDA. Under the FDCA, the PHSA, and the FDA’s implementation of those statutes, a company must support an NDA or BLA with substantial evidence that the product candidate is effective and evidence that the product is safe. Ordinarily, the FDA requires data from adequate and well-controlled clinical trials, including Phase 3 trials conducted in patients with the disease or condition being targeted, to demonstrate that a drug meets the statutory standards for approval. Once an NDA or BLA is submitted, the FDA has substantial discretion and may refuse to accept our application or may decide that our data are insufficient to support approval and require additional pre-clinical, clinical or other studies. Even if marketing approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed, or to conditions of approval, or contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product. Likewise, the data in our device submissions may be insufficient to support approval, de novo classification or clearance where required, and we may not be able to demonstrate to the satisfaction of the FDA that our devices are safe or effective for their intended uses or, for a 510(k) device, that they are substantially equivalent to the predicate. Even if we are granted 510(k) clearances, de novo authorizations, or premarket approval application ("PMA") approvals, they may include significant limitations on the indications for use for the device.
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
Certain of our products are subject to post-marketing requirements (“PMRs”), which we are required to conduct, and post marketing commitments, which we have agreed to conduct. The FDA has the authority to take action against sponsors who fail to meet the obligations of a PMR, including civil monetary penalties and/or misbranding charges.
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
Additionally, in October 2020, HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program (“SIP”), to import certain prescription drugs from Canada into the United States. The final rule is currently the subject of ongoing litigation. At least six states (Vermont, Colorado, Florida, Maine, New Mexico, and New Hampshire) have passed laws allowing for the importation of drugs from Canada, and at least three states (Colorado, Florida, and New Mexico) have submitted SIPs to the FDA for review and approval.
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
•the U.S. federal Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), which imposes criminal and civil liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any health care benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any health care benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statement, in connection with the delivery of, or payment for, health care benefits, items or services. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
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
To be eligible to have our products paid for with federal funds under the Medicaid and Medicare Part B programs and purchased by certain federal agencies and grantees, we also must participate in the DVA FSS pricing program. To participate, we are required to enter into an FSS contract with the DVA, under which we must make our innovator “covered drugs” available to the “Big Four” federal agencies—the DVA, the DoD, the PHS (including the Indian Health Service), and the Coast Guard—at pricing that is capped under a statutory federal ceiling price ("FCP") formula set forth in Section 603 of the Veterans Health Care Act of 1992 (the "VHCA"). The FCP is based on a weighted average wholesale price known as the Non-Federal Average Manufacturer Price ("Non-FAMP"), which manufacturers are required to report on a quarterly and annual basis to the DVA. Under the VHCA, knowingly providing false information in connection with a Non-FAMP filing can subject us to significant penalties for each item of false information. If we overcharge the government in connection with our FSS contract or Section 703 Agreement, whether due to a misstated FCP or otherwise, we are required to disclose the error and refund the difference to the government. The failure to make necessary disclosures and/or to identify contract overcharges can result in allegations against us under the False Claims Act and other laws and regulations. Unexpected refunds to the government, and responding to a government investigation or enforcement action, can be expensive and time-consuming, and could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
From time to time, we sell unapproved MCMs to government entities under certain circumstances. While this is permissible in some cases, the extent to which we may be able to lawfully offer to sell and sell unapproved products in many jurisdictions may be unclear or ambiguous. Such sales could subject us to regulatory enforcement action, product liability and reputational risk.
Under certain and narrow circumstances, MCMs may be procured by government entities prior to approval by the FDA or other regulatory authorities, a practice which we follow in connection with certain MCMs, including TROBIGARD® (and CYFENDUSTM, prior to its approval by the FDA) in the United States. In the United States, the Secretary of HHS has the authority to contract to purchase MCMs for the SNS prior to FDA approval of the relevant MCM in specified circumstances. The FDA also has the authority to permit the emergency use of medical products that have not yet been approved by the FDA under an EUA. An EUA terminates when the EUA is revoked or the emergency declaration underlying the EUA terminates. An EUA is not a long-term alternative to obtaining FDA approval, licensure, clearance, or other marketing authorization for a product. An EUA has not been granted for TROBIGARD®. Absent an applicable exception, our MCM product candidates generally will have to be approved, licensed, or cleared by the FDA or other regulatory authorities in the relevant country through traditional pathways before we can sell those products to governments. Additionally, the laws in certain jurisdictions regarding the ability of government entities to purchase unapproved product candidates can be ambiguous, and the permissibility of exporting unapproved products from the United States and importing them to foreign countries may be unclear in some instances. Nevertheless, government bodies, such as U.S. federal entities other than HHS, state and local governments within the United States, and foreign governments have sought and may further seek to procure our MCM product candidates that are not yet approved. In this situation, we would expect to assess the permissibility and liability implications of supplying our product candidates to such entities on a case-by-case basis, which presents certain challenges, both in the case of U.S. and foreign governments, and particularly under emergency conditions. In addition, agencies or branches of one country’s government may take different positions regarding the permissibility of such sales than another country’s government or even other agencies or branches of the same government. If local enforcement authorities disagree with our conclusion that such activities are permissible, they may take enforcement action against us.
In addition, the sale of unapproved products also could give rise to product liability claims for which we may not be able to obtain adequate indemnification or insurance coverage. For example, despite liability protections applicable to claims arising under U.S. law and resulting from the use of certain unlicensed or unauthorized MCMs, such as a declaration issued under the PREP Act, plaintiffs still may bring lawsuits alleging, among other things, that their claims are not barred under the PREP Act.
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
Similar action may be taken against us should we fail to comply with regulatory requirements, or later discover previously unknown problems with our products or manufacturing processes. For instance, our products are tested regularly to determine if they satisfy potency and stability requirements for their required shelf lives. Failure to meet potency, stability or other specification requirements could result in delays in distributions, recalls or other consequences. In November 2022, a specific batch of our RSDL® kits was recalled due to leakage, which could cause the product not to perform as effectively as intended. We identified and remediated the cause leading to the November 2022 recall, as well as completed all required actions, notices and report submissions related to the recalled batch. We are currently awaiting formal closure of the recall.
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
We currently sell certain of our products outside the United States and intend to expand the countries in which we sell our products and have received market authorization under the mutual recognition procedure to sell BioThrax® in France, Italy, the Netherlands, Poland, and the United Kingdom. To market or sell our products in foreign jurisdictions under normal circumstances, we generally need to obtain separate regulatory approvals and comply with numerous and varying requirements or use alternative “emergency use” or other exemptions from general approval and import requirements. Approval by the FDA in the

United States or the mutual recognition procedure in the European member states does not ensure approval by all foreign regulatory authorities. The approval procedures in foreign jurisdictions can vary widely and can involve additional clinical trials and data review beyond that required by the FDA or under the mutual recognition procedure. There is also a risk that a regulatory authority in another country could conclude that we have violated the rules and regulations related to product development, approval or promotion in that country. Therefore, there is a risk that we could be subject to a foreign enforcement action if found to be in violation of such laws and regulations. We and our collaborators may not be able to obtain foreign regulatory approvals on a timely basis, if at all, and we may be unable to successfully commercialize our products in desired jurisdictions internationally if no alternate procurement pathway is identified for authorized government customers in a particular jurisdiction. We have limited experience in preparing, filing and prosecuting the applications necessary to gain foreign regulatory approvals and expect to rely on third-party contract research organizations and consultants to assist us in this process. Our reliance on third parties can introduce additional uncertainty into the process.
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
Biological products and product candidates, which we refer to as “Biologic Products,” can be affected by the approval and entry of “biosimilars” in the United States and other jurisdictions. Biosimilar products are licensed through an abbreviated pathway based on a showing that they are “highly similar” to a previously licensed product (known as the reference product) notwithstanding minor differences in clinically inactive components, and there are no clinically meaningful differences from the reference product in terms of safety, purity, and potency. Biologic Products in our current pipeline include CYFENDUSTM, BioThrax®, and ACAM2000®. If a biosimilar version of one of our Biologic Products were approved, it could have a material adverse effect on the sales and gross profits of the affected Biologic Product and could adversely affect our business, financial condition, operating results and cash flows.
NARCAN® (naloxone HCl) Nasal Spray is currently subject to generic and branded competition and may be subject to additional generic and branded competition in the future. If demand for over-the-counter NARCAN® Nasal Spray outpaces current estimations, there could be supply challenges to meet demand.
NARCAN® Nasal Spray was approved as an over-the-counter (“OTC”) medication on March 29, 2023. The new OTC product was shipped out to retailers and e-commerce providers nationwide in August of 2023. Emergent is prepared to supply all segments/customers of the business with OTC product. If demand for NARCAN Nasal Spray increases beyond our current estimates, there could be supply interruptions. Should this occur, Emergent has contingency plans to continue to provide product to those at the highest need and increase production to meet the new demand.
NARCAN® Nasal Spray currently faces generic competition. In 2016, Teva Pharmaceuticals Industries Limited and Teva Pharmaceuticals USA (collectively, “Teva”) filed an Abbreviated New Drug Application (an “ANDA”) seeking regulatory approval to market a generic version of NARCAN®. In patent litigation related to Teva’s ANDA filing, a trial court decided in favor of Teva, and this decision was subsequently affirmed by the Court of Appeals for the Federal Circuit. The FDA approved Teva's ANDA on April 19, 2019. On December 22, 2021, Teva commenced the launch of its generic naloxone nasal spray. As part of state settlements, including in Florida, Texas, Rhode Island, and West Virginia, Teva has agreed to supply Medication- Assisted Treatment (“MAT”) and generic opioid overdose reversal agents, like naloxone, to states at no cost in lieu of additional monetary compensation. The terms of these product donation agreements stretch 10 to 15 years. Currently, the Teva product remains Rx-only but may be switched to OTC which could provide increased competition for NARCAN® Nasal Spray . NARCAN® also faces generic competition from Padagis LLC (“Padagis”). Prior to Padagis' separation from Perrigo UK FINCO Limited Partnership (“Perrigo”) in 2021, Perrigo filed its own ANDA for generic naloxone nasal spray in 2018. Emergent settled with Perrigo on February 12, 2020 providing for a license effective upon the Teva litigation decision. In June 2022, the FDA approved the ANDA and Padagis launched its prescription generic naloxone nasal spray. On July 18, 2023 the FDA approved an

Rx-to-OTC switch of Padagis' product. In March 2023, Amneal Pharmaceuticals, Inc. announced that the FDA had accepted for review Amneal’s ANDA for generic naloxone nasal spray.
Sales of generic versions of NARCAN® Nasal Spray at prices lower than our branded product or provided at no cost by Teva, Padagis and Amneal (pending approval) have the potential to erode our sales and could impact our product revenue related to NARCAN® Nasal Spray.
NARCAN® Nasal Spray also faces branded competition from RiViveTM (naloxene HCl nasal spray 3mg), a branded product developed by Harm Reduction Therapeutics; Kloxxado™ (naloxone HCl nasal spray 8mg), a branded product developed by Hikma Pharmaceuticals, Inc.; Amphastar Pharmaceuticals, Inc.'s naloxone injection product; Teleflex Medical Inc.'s Intranasal Mucosal Atomization Device and Zimhi™ (naloxone), a branded injectable product developed by Adamis Pharmaceuticals Corporation.
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
Third-party claims of for patent infringement could impact our business, financial condition, operating results, and cash flows.
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
We purchase certain supplies used in our manufacturing processes from non-exclusive, or single sources due to quality considerations, costs or constraints resulting from regulatory requirements. We depend on certain single-source suppliers for key materials and services necessary to manufacture the majority of our products and certain product candidates. For example, we rely on a single-source supplier to provide us with Alhydrogel in sufficient quantities to meet our needs to manufacture CYFENDUSTM and BioThrax® vaccines and the specialty plasma in our hyperimmune specialty plasma products and certain ingredients for the ACAM2000® vaccine. We also rely on single-source suppliers for the materials necessary to produce NARCAN®, such as the naloxone active pharmaceutical ingredient and other excipients, along with the vial, stopper and device.
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
Our business is increasingly dependent on critical, complex and interdependent information technology systems, including Internet-based systems, to support business processes as well as internal and external communications. We previously contracted with the USG and pharmaceutical companies for the development and manufacture of a significant quantity of COVID-19 vaccines, which raised our security profile and heightened potential risks that malicious actors may seek to disrupt our systems or misappropriate our information. The size and complexity of our computer systems and those of many of our business partners, collaborators and other third parties make them potentially vulnerable to interruption, invasion, computer viruses, destruction, unauthorized or malicious intrusion and additional related disruptions, which may result in the impairment of production and key business processes. Our systems and information are also potentially vulnerable to cyber security incidents through user error, phishing scams, or malfeasance, as well as cyber security incidents involving our employees, business partners, collaborators or other third parties, any of which may expose sensitive data to unauthorized persons. Our systems and those of our business partners and collaborators have in the past been, and in the future likely will be subject to computer viruses, malicious codes, unauthorized access and other cyber security incidents. We are not aware of any significant impact on our operations or financial results from such incidents although, as of the date of this report, we are assessing the potential impact of a cyber security incident involving misuse of authorized access by a business partner of which we became aware in October 2023.
No system of protection is adequate to protect against all such threats, even if they are deemed to be industry standard, and there can be no assurance that we will be able to repel any such attacks. Cyber security incidents could lead to the loss of trade secrets or other intellectual property or the public exposure of personal information, including sensitive personal information, of our employees, clinical trial patients, customers and others. Responding to any such threats may also be expensive and time-consuming. Any such unauthorized access to our information, whether through an incident involving our information technology systems or those of our business partners, collaborators or other third parties, could disrupt our business operations, result in the loss of assets, and have a material adverse effect on our reputation, business, financial condition, or results of operations. While the Company has experienced non-material cyber incidents involving third-party vendors, the Company’s continued use of third parties in its business yields the potential for material cyber security incidents that may harm business operations.
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
One measure of protection against such lawsuits is coverage under the PREP Act, which was signed into law in December 2005. The PREP Act creates liability protection for manufacturers of biodefense countermeasures when the Secretary of HHS issues a declaration for their manufacture, administration or use. A PREP Act declaration is meant to provide liability protection from all claims under federal or state law for loss arising out of the administration or use of a covered countermeasure under a government contract. The Secretary of HHS has issued PREP Act declarations covering countermeasures for smallpox, mpox, and other orthopox; anthrax; and botulinum toxin. These declarations apply to certain of our products, namely BioThrax®, ACAM2000®, raxibacumab, Anthrasil®, BAT® and VIGIV products, as covered countermeasures. Manufacturers are not entitled to protection under the PREP Act in cases of willful misconduct or for cases brought in non-U.S. tribunals or under non-U.S. law. We cannot predict whether the Secretary of HHS will renew the declarations when they expire, whether Congress will fund the relevant PREP Act compensation programs, or whether the necessary prerequisites for immunity would be triggered with respect to our products or product candidates.
Additionally, certain of our products, namely BioThrax® and RSDL®, are under the SAFETY Act, which provides certain product liability limitations for qualifying anti-terrorism technologies for claims arising from or related to an act of terrorism. Although BioThrax® and RSDL® are designated and certified under the SAFETY Act, the law may not provide adequate protection from claims made against us.
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
The amount of insurance that we currently hold may not be adequate to cover all liabilities that we may incur. Further product liability insurance may be difficult and expensive to obtain. We may not be able to maintain insurance coverage at a reasonable cost and we may not be able to obtain insurance coverage that will be adequate to satisfy all potential liabilities. For example, we may not have sufficient insurance against potential liabilities associated with a possible large-scale deployment of BioThrax® vaccine as a countermeasure to a bioterrorism threat. We rely on PREP Act protection for BioThrax®, raxibacumab, ACAM2000®, Anthrasil®, BAT® and VIGIV products, and SAFETY Act protection for BioThrax® and RSDL® products in addition to our insurance coverage to help mitigate our product liability exposure for these products. Additionally, potential product liability claims related to our commercial products, including NARCAN®, may be made by patients, health care providers or others who sell or consume these products. Such claims may be made even with respect to those products that possess regulatory approval for commercial sale. Claims or losses in excess of our product liability insurance coverage could have a material adverse effect on our business, financial condition, operating results and cash flows.

FINANCIAL RISKS
We have incurred significant indebtedness in connection with our acquisitions and servicing our debt requires a significant amount of cash. We may not have sufficient cash flow from our operations to pay our substantial debt.
Our ability to make scheduled payments of the principal of, to pay interest on or to further refinance, our indebtedness depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. We may also seek additional debt financing to support our ongoing activities or to provide additional financial flexibility. Debt financing can have significant adverse consequences for our business, including:
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
The Senior Secured Credit Facilities include the Term Loan Facility, which had an outstanding principal balance of $202.1 million as of September 30, 2023 and the ability to borrow up to $300.0 million under our Revolving Credit Facility under which we had $211.2 million of outstanding borrowings as of September 30, 2023. On August 7, 2020, we completed an offering of $450.0 million aggregate principal amount of Senior Unsecured Notes. We may also seek additional debt financing to support our ongoing activities or to provide additional financial flexibility. Debt financing can have significant adverse consequences for our business, including:
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
As of September 30, 2023, we had unrestricted cash and cash equivalents of $87.8 million and remaining capacity under our Revolving Credit Facility of $88.3 million. Also as of September 30, 2023, there was $211.2 million outstanding on our Revolving Credit Facility and $202.1 million on our Term Loan Facility that mature in May 2025. Certain provisions within the Credit Agreement Amendment require further action from the Company, most notably the requirement to raise not less than $75.0 million through the issuance of equity and/or unsecured indebtedness by April 30, 2024 and that the Company make quarterly principal payments of approximately $3.9 million on the Term Loan Facility. As a result, the Company determined that there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements included in this Quarterly Report on Form 10-Q were issued. We will need to obtain substantial additional funding in connection with our continuing operations, which cannot be assured.
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
In addition, we annually perform a goodwill impairment evaluation, during the fourth quarter, or sooner if triggering events are identified. During the three months ended September 30, 2023 as a result of continued market volatility, including significant declines in our market capitalization and revised financial outlook, we determined that a triggering event had occurred that required an evaluation of our goodwill for potential impairment As a result of the quantitative assessments, we determined that our goodwill, which related to the MCM reporting unit within the Products segment was fully impaired and recorded a $218.2 million non-cash goodwill impairment charge during the three months ended September 30, 2023.
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
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. During the process of preparing the financial statements as of and for the year ended December 31, 2022, we determined that we had a material weakness related to our inventory accounting. Subsequently, in connection with the preparation of the financial statements as of and for the periods ended September 30, 2023, we determined that we had a material weakness related to the calculation and review of the Company’s net state deferred tax liability and that this material weakness had existed as of December 31, 2022 and resulted in a material misstatement to our consolidated financial statements for the period ended December 31, 2022. Due to the existence of these material weaknesses, our management concluded that as of December 31, 2022 our internal control over financial reporting was not effective and we were required to restate the financial statements included in our Original Form 10-K and filing Amendment No. 1 to the Original Form 10-K for the fiscal year ended December 31, 2022.
We determined that we remediated our internal weakness with respect to inventory accounting as of March 31, 2023 and we are taking steps to remediate the material weakness related to the calculation and review of the Company’s net state deferred tax liability. In addition, we have restated our financial statements for the fiscal year ended December 31, 2022 to correct the errors that were identified as a result of the material weakness regarding our calculation and review of the Company’s net state deferred tax liability, and corrected other unrelated errors that were either unrecorded or addressed as out-of-period adjustments in previously filed financial statements that were not material, individually or in the aggregate, to those financial statements. However, we cannot provide any assurance that the measures we have taken to date and we intend to implement will be sufficient to remediate the material weakness regarding state deferred taxes that we have identified, or to avoid additional material weaknesses from occurring in the future. The material weaknesses in our internal control over financial reporting and the restatement of our prior financial statements may raise significant questions regarding the accuracy and reliability of our filed financial statements and our ability to report in an accurate and timely manner in the future. These material weaknesses and resulting errors in our financial statements, or those that may occur in the future, could have an adverse effect on our ability to meet our reporting obligations, which could cause our investors to lose confidence in our publicly reported information, cause the market price of our stock to decline, harm our reputation, business and financial results, and expose us to stockholder litigation and sanctions or investigations by the SEC or other regulatory authorities.
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
Our board of directors is authorized, without stockholder approval, to cause us to issue additional shares of our common stock or to raise capital through the issuance of preferred shares or the sale of debt securities that are convertible into common stock, options, warrants and other rights, on terms and for consideration as our board of directors in its sole discretion may determine. In addition, under the Credit Agreement Amendment, we are required to increase our liquidity by April 30, 2024 by raising at least $75 million of equity or unsecured indebtedness. We also require substantial additional funding to be able to continue as a going concern and we may seek to achieve such funding through future sales of our common stock or other securities convertible into our common stock. Sales of substantial amounts of our common stock or the issuance of preferred shares, convertible debt, options, restricted stock units, performance stock units, warrants and other rights, or the perception that such sales or issuances could occur could cause the market price of our common stock to decrease significantly. As of September 30, 2023, we had 51,837,164 shares of common stock issued and outstanding. We cannot predict the effect, if any, of future sales of our common stock or any preferred shares, convertible debt securities, options, restricted stock units, performance stock units, warrants or other rights or the availability of our common stock for future sales on the value of our common stock.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Recent sales of unregistered securities
Not applicable.
Use of proceeds
Not applicable.
Purchases of equity securities
Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
During the three months ended September 30, 2023, none of the Company's directors or Section 16 reporting officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).
ITEM 6. EXHIBITS
The exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index immediately preceding the exhibits hereto.

Exhibit Index

Exhibit Number	Description
10.1 #*	Emergent BioSolutions Inc. Inducement Plan
10.2 #*	Form of Letter Agreement, dated July 26, 2023
31.1 #	Certification of the Chief Executive Officer, pursuant to Exchange Act Rule 13a-14(a).
31.2 #	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).
32.1 #	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 #	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 #
The following financial information related to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statement of Changes in Stockholders' Equity; and (vi) the related Notes to the Condensed Consolidated Financial Statements.

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

EMERGENT BIOSOLUTIONS INC.

By: /s/HAYWOOD MILLER Haywood Miller Interim Chief Executive Officer (Principal Executive Officer)

Date: December 11, 2023

By: /s/RICHARD S. LINDAHL Richard S. Lindahl Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Date: December 11, 2023