Form 10-Q
period 2024-03-31
Emergent BioSolutions Inc.
filed 2024-05-02
CIK 1367644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 25, 2024, the registrant had 52,401,850 shares of common stock outstanding.

Emergent BioSolutions Inc. and Subsidiaries
Form 10-Q

EMERGENT BIOSOLUTIONS INC.
PART I. FINANCIAL INFORMATION
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, including statements regarding the future performance of Emergent BioSolutions Inc. or any of our businesses, our business strategy, future operations, future financial position, future revenues and earnings, our ability to achieve the objectives of our restructuring initiatives, including our future results, projected costs, prospects, plans and objectives of management, are forward-looking statements. We generally identify forward-looking statements by using words like "anticipate," "believe," "continue," "could," "estimate," "expect," "forecast," "future," "goal," "intend," "may," "plan," "position," "possible," "potential," "predict," "project," "should," "target," "will," "would," and similar expressions or variations thereof, or the negative thereof, but these terms are not the exclusive means of identifying such statements. These forward-looking statements are based on our current intentions, beliefs, assumptions and expectations regarding future events based on information that is currently available. You should realize that if underlying assumptions prove inaccurate or unknown risks or uncertainties materialize, actual results could differ materially from our expectations. You are, therefore, cautioned not to place undue reliance on any forward-looking statement contained herein. Any such forward-looking statement speaks only as of the date on which such statement is made and, except as required by law, we do not undertake any obligation to update any forward-looking statement to reflect new information, events or circumstances.
There are a number of important factors that could cause our actual results to differ materially from those indicated by such forward-looking statements, including, among others:
•the availability of U.S. government ("USG") funding for contracts related to procurement of our medical countermeasures ("MCM"), including CYFENDUS® (Anthrax Vaccine Adsorbed (AVA), Adjuvanted), previously known as AV7909, BioThrax® (Anthrax Vaccine Adsorbed) and ACAM2000® (Smallpox (Vaccinia) Vaccine, Live) among others, as well as contracts related to development of medical countermeasures;
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
•our ability to provide Bioservices (as defined below) for the development and/or manufacture of product and/or product candidates of our customers at required levels and on required timelines;
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
•our ability to maintain adequate internal control over financial reporting and to prepare accurate financial statements in a timely manner;
•our ability to resolve the going concern qualification in our consolidated financial statements and otherwise successfully manage our liquidity in order to continue as a going concern;

EMERGENT BIOSOLUTIONS INC.
•the procurement of our product candidates by USG entities under regulatory authorities that permit government procurement of certain medical products prior to United States Food and Drug Administration (“FDA”) marketing authorization, and corresponding procurement by government entities outside the United States;
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
•the impact of cyber security incidents, including the risks from the unauthorized access, interruption, failure or compromise of our information systems or those of our business partners, collaborators or other third parties; and
•the accuracy of our estimates regarding future revenues, expenses, capital requirements and need for additional financing.
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

ITEM 1. FINANCIAL STATEMENTS
Emergent BioSolutions Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions, except per share amounts)

	March 31, 2024	December 31, 2023
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$78.5	$111.7
Restricted cash	0.5	—
Accounts receivable, net	233.5	191.0
Inventories, net	333.4	328.9
Prepaid expenses and other current assets	36.5	47.9
Total current assets	682.4	679.5

Property, plant and equipment, net	379.4	382.8
Intangible assets, net	550.4	566.6
Other assets	191.4	194.3
Total assets	$1,803.6	$1,823.2

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$100.2	$112.2
Accrued expenses	14.3	18.6
Accrued compensation	42.0	74.1
Debt, current portion	459.2	413.7
Other current liabilities	14.5	32.7
Total current liabilities	630.2	651.3

Debt, net of current portion	446.7	446.5
Deferred tax liability	34.8	47.2
Other liabilities	28.0	28.9
Total liabilities	1,139.7	1,173.9

Stockholders' equity:
Preferred stock, $0.001 par value per share; 15.0 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value per share; 200.0 shares authorized, 58.0 and 57.8 shares issued; 52.4 and 52.2 shares outstanding, respectively	0.1	0.1
Treasury stock, at cost, 5.6 and 5.6 common shares, respectively	(227.7)	(227.7)
Additional paid-in capital	909.8	904.4
Accumulated other comprehensive loss, net	(5.5)	(5.7)
Accumulated deficit	(12.8)	(21.8)
Total stockholders’ equity	663.9	649.3
Total liabilities and stockholders’ equity	$1,803.6	$1,823.2
See accompanying notes to condensed consolidated financial statements.

Emergent BioSolutions Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(unaudited, in millions, except per share amounts)

	Three Months Ended March 31,
	2024	2023
Revenues:
Commercial Product sales	$118.5	$106.2
MCM Product sales	155.4	37.2
Total Product sales, net	273.9	143.4
Bioservices:
Services	18.3	12.6
Leases	0.2	1.8
Total Bioservices revenues	18.5	14.4
Contracts and grants	8.0	6.5
Total revenues	300.4	164.3

Operating expenses:
Cost of Commercial Product sales	52.1	45.8
Cost of MCM Product sales	62.2	55.4
Cost of Bioservices	30.3	51.7
Research and development	15.1	40.7
Selling, general and administrative	84.7	101.3
Amortization of intangible assets	16.2	17.0
Total operating expenses	260.6	311.9

Income (loss) from operations	39.8	(147.6)

Other income (expense):
Interest expense	(24.3)	(17.9)
Other, net	(3.4)	4.9
Total other income (expense), net	(27.7)	(13.0)

Income (loss) before income taxes	12.1	(160.6)
Income tax provision	3.1	25.6
Net income (loss)	$9.0	$(186.2)

Net income (loss) per common share
Basic	$0.17	$(3.71)
Diluted	$0.17	$(3.71)

Weighted average shares outstanding
Basic	52.2	50.2
Diluted	52.2	50.2
See accompanying notes to condensed consolidated financial statements.

Emergent BioSolutions Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited, in millions)

	Three Months Ended March 31,
	2024	2023
Net income (loss)	$9.0	$(186.2)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net	0.2	(0.1)
Unrealized losses on hedging activities	—	(4.4)
Reclassification adjustment for gains on hedging activities	—	2.4
Total other comprehensive income (loss), net of tax	0.2	(2.1)
Comprehensive income (loss), net of tax	$9.2	$(188.3)
See accompanying notes to condensed consolidated financial statements.

Emergent BioSolutions Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(unaudited, in millions)

	Three Months Ended March 31,
	2024	2023
Operating Activities
Net income (loss)	$9.0	$(186.2)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Share-based compensation expense	5.9	6.8
Depreciation and amortization	27.9	34.6
Change in fair value of contingent obligations, net	0.5	0.3
Amortization of deferred financing costs	6.9	1.0
Deferred income taxes	(12.2)	(4.7)
Other	(3.1)	0.3
Changes in operating assets and liabilities:
Accounts receivable	(50.0)	2.6
Inventories	(4.5)	(30.7)
Prepaid expenses and other assets	(6.0)	(4.5)
Accounts payable	(2.4)	31.0
Accrued expenses and other liabilities	1.1	(14.7)
Long-term incentive plan accrual	1.2	—
Accrued compensation	(33.3)	(24.3)
Income taxes receivable and payable, net	16.1	12.9
Contract liabilities	(19.7)	(8.4)
Net cash used in operating activities	(62.6)	(184.0)
Investing Activities
Purchases of property, plant and equipment	(10.8)	(15.1)
Net cash used in investing activities	(10.8)	(15.1)
Financing Activities
Proceeds from revolving credit facility	50.0	—
Principal payments on revolving credit facility	(5.0)	—
Principal payments on term loan facility	(3.9)	(8.4)
Taxes paid for share-based compensation activity	(0.4)	(2.1)
Net cash provided by (used in) financing activities:	40.7	(10.5)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	(0.2)
Net change in cash, cash equivalents and restricted cash	(32.7)	(209.8)
Add: Net change in cash, classified within current assets held for sale	—	(2.6)
Cash, cash equivalents and restricted cash, beginning of period	111.7	642.6
Cash, cash equivalents and restricted cash, end of period	$79.0	$430.2
Supplemental cash flow disclosures:
Cash paid for interest	$21.5	$21.6
Cash paid for income taxes	$12.4	$16.7
Non-cash investing and financing activities:
Purchases of property, plant and equipment unpaid at period end	$3.3	$7.8
Gain on extinguishment of debt	$0.3	$—
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$78.5	$430.2
Restricted cash	0.5	—
Total	$79.0	$430.2
See accompanying notes to condensed consolidated financial statements.

Emergent BioSolutions Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders' Equity
(unaudited, in millions)

	$0.001 Par Value Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	57.8	$0.1	(5.6)	$(227.7)	$904.4	$(5.7)	$(21.8)	$649.3
Net income	—	$—	—	$—	$—	$—	$9.0	$9.0
Share-based compensation activity	0.2	—	—	—	5.4	—	—	5.4
Other comprehensive income, net of tax	—	—	—	—	—	0.2	—	0.2
Balance at March 31, 2024	58.0	$0.1	(5.6)	$(227.7)	$909.8	$(5.5)	$(12.8)	$663.9

	$0.001 Par Value Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	55.7	$0.1	(5.6)	$(227.7)	$873.5	$3.1	$738.7	$1,387.7
Net loss	—	$—	—	$—	$—	$—	$(186.2)	$(186.2)
Share-based compensation activity	0.3	—	—	—	4.7	—	—	4.7
Other comprehensive loss, net of tax	—	—	—	—	—	(2.1)	—	(2.1)
Balance at March 31, 2023	56.0	$0.1	(5.6)	$(227.7)	$878.2	$1.0	$552.5	$1,204.1
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
The Company is focused on the following four PHT categories: chemical, biological, radiological, nuclear and explosives ("CBRNE"); emerging infectious diseases ("EID"); emerging health crises; and acute, emergency and community care. The Company has a product portfolio of 12 products (vaccines, therapeutics, and drug-device combination products). The revenues generated by the products comprise a substantial portion of the Company's revenue. The Company structures its business with a focus on markets and customers. As such, the key components of the business structure include the following four product and service categories: NARCAN® commercial product, Anthrax - Medical Countermeasures (“MCM") Products, Smallpox - MCM products and Emergent Bioservices (CDMO) ("Bioservices").
The Company’s business is organized in three reportable operating segments: (1) a Commercial Products segment consisting of NARCAN® Nasal Spray and other commercial products, which were sold as part of our travel health business in the second quarter of 2023 (see Note 3, "Divestiture" for more information on the sale of the travel health business); (2) a MCM Products segment consisting of our Anthrax - MCM, Smallpox - MCM and Other Products, described below and (3) a Services segment consisting of our Bioservices offerings (see Note 16, "Segment information" for more information on our reportable segments).
The Company's products and services include:
Commercial Products Segment:
NARCAN®
•NARCAN® (naloxone HCl) Nasal Spray is an intranasal formulation of naloxone approved by the United States Food and Drug Administration (“FDA”) (including in over-the-counter form) and Health Canada for the emergency treatment of known or suspected opioid overdose as manifested by respiratory and/or central nervous system depression.
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
MCM Products Segment:
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
•RSDL® (Reactive Skin Decontamination Lotion Kit), the only medical device cleared by the FDA that is intended to remove or neutralize chemical warfare agents from the skin, including: tabun, sarin, soman, cyclohexyl sarin, VR, VX, mustard gas and T-2 toxin; and
•Trobigard® atropine sulfate, obidoxime chloride auto-injector, a combination drug-device auto-injector procured product candidate that contains atropine sulfate and obidoxime chloride. Trobigard® was approved in Belgium in 2021 but has not been approved by the FDA. Trobigard® is procured by certain authorized government buyers under special circumstances for potential use as a nerve agent countermeasure outside of the U.S. On April 2, 2024, Emergent submitted its revocation of the Market Authorization for the Trobigard Auto-Injector to the Belgium Federal Agency for Medicines and Health Products (“FAMHP”). The FAHMP subsequently acknowledged and confirmed the revocation date as being April 2, 2024.
Services Segment:
Bioservices - CDMO
The Company’s services revenue consists of distinct but interrelated bioservices: drug substance manufacturing; drug product manufacturing (also referred to as "fill/finish" services) and packaging; development services including technology transfer, process and analytical development services; and, when necessary, suite reservation obligations. These services, which the Company refers to as "molecule-to-market" offerings, employ diverse technology platforms (mammalian, microbial, viral and plasma) across a network of nine geographically distinct development and manufacturing sites operated by the Company for its internal products and pipeline candidates and third-party bioservices. The Company services both clinical-stage and commercial-stage projects for a variety of third-party customers, including government agencies, innovative pharmaceutical companies, and non-government organizations. In August 2023, the Company initiated an organizational restructuring plan (the “August 2023 Plan”) which included actions to reduce investment in and de-emphasize focus on its Bioservices business.
2.    Summary of significant accounting policies
Basis of presentation and consolidation
The accompanying unaudited condensed consolidated financial statements include the accounts of Emergent and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements included herein have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X issued by the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on March 8, 2024.
All adjustments contained in the accompanying unaudited condensed consolidated financial statements are of a normal recurring nature and are necessary to present fairly the financial position of the Company as of March 31, 2024. Interim results are not necessarily indicative of results that may be expected for any other interim period or for an entire year.
Going concern
As of March 31, 2024, there was $264.2 million outstanding on the Company’s senior revolving credit facility (“Revolving Credit Facility”) and $194.2 million on the senior term loan facility (“Term Loan Facility” and together with the Revolving Credit Facility, the “Senior Secured Credit Facilities”) that mature in May 2025 and the Senior Credit Facilities were subject to a forbearance agreement as described below, with respect to the Company’s noncompliance with certain operational and financial covenants. As of March 31, 2024, the Company had $78.5 million in cash and cash equivalents. As a result of these factors, the Company determined that there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The evaluation considered the potential mitigating effects of management’s plans that have not been fully implemented. Management has evaluated the mitigating effects of its plans to determine if it is probable that (1) the plans will be effectively implemented within one year after the date the financial statements are issued, and (2) when implemented, the plans will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern. Management's plans include (A) further amending the Senior Secured Credit Facilities, and (B) improving operating performance, reducing working capital and the potential of the sale of assets to pay down the Senior Secured Credit Facilities before they become due. As neither plan is in the complete control of management, neither is probable of occurring. In this regard, management may not be able to further amend the Senior Secured Credit Facilities or find a buyer for the assets it is willing to divest and may not be able to close on any asset sale for which management is able to reach an agreement with a buyer. As a result, the Company may be unable to meet its obligations as they become due. In addition, any asset sales that are completed could have potential negative impacts on the Company's future operating cash flows and profitability.
Debt Covenants
The Senior Secured Credit Facilities mature in May 2025, and provide for (1) revolving credit commitments, (2) a term loan, and (3) the issuance of commercial letters of credit. As of March 31, 2024, the Company had $458.4 million outstanding under the Senior Secured Credit Facilities. As of March 31, 2024, the Company was not in compliance with the minimum consolidated EBITDA covenant under the Senior Secured Credit Facilities and did not expect to satisfy a covenant requiring it to raise not less than $75.0 million through issuance of equity and/or unsecured indebtedness by April 30, 2024. In addition, the Company was required to deliver audited annual financial statements without a “going concern” explanatory paragraph with respect to its financial statements for the year ended December 31, 2023, which was not achieved. However, on February 29, 2024, the requisite lenders agreed to enter into a Forbearance Agreement and Sixth Amendment to Amended and Restated Credit Agreement (the “Forbearance Agreement and Amendment”) with the Company, which included a limited waiver of certain events of default, including those that resulted from (a) any violation of the financial covenants set forth in the Senior Secured Credit Facilities with respect to the fiscal quarter ending December 31, 2023 and the fiscal quarter ending March 31, 2024 and (b) the going concern explanatory paragraph contained in the audited financial statements for the year ended December 31, 2023. This forbearance period (the “Forbearance Period”) expired on April 30, 2024.
On April 29, 2024, the requisite lenders agreed to enter into a Consent, Waiver and Seventh Amendment to the Amended and Restated Credit Agreement (the “Seventh Amendment”) with the Company. The Seventh Amendment, among other things: (a) reduces available commitments under the Revolving Credit Facility to $270.0 million through July 30, 2024, to $225.0 million from July 31, 2024 through October 30, 2024, and to $200.0 million on October 31, 2024 and thereafter; (b) amends the interest rate benchmark in the definition of Applicable Margin from (i) 5.00% per annum to 7.00% per annum with respect to Base Rate Loans and (ii) 6.50% per annum to 8.50% per annum with respect to SOFR Loans, RFR Loans and Eurocurrency Rate Loans; and (c) requires the Company to raise equity or unsecured indebtedness of at least $85.0 million by July 31, 2024 (or such later date on or before September 29, 2024 as agreed to by the Administrative Agent), provided that such requirement will be reduced by the aggregate net cash proceeds received from certain dispositions that are applied to reduce amounts outstanding under the Revolving Credit Facility. There is no guarantee the Company will be able to meet the capital raise requirement by the stated deadline.
In addition, pursuant to the Seventh Amendment, the Company is obligated to apply 100% of the aggregate net cash proceeds received from certain dispositions to the prepayment of amounts outstanding under the Revolving Credit Facility, except where such proceeds exceed $85,000,000, in which case such mandatory prepayment of the Revolving Credit Facility will no longer be required. Mandatory prepayment of the Term Loan Facility will not be required unless and until the aggregate net proceeds from such dispositions exceed $85,000,000, at which point 100% of such proceeds must be used toward repayment of amounts outstanding under the Term Loan Facility.
Under the Seventh Amendment, the Company is also subject to (a) a monthly minimum consolidated EBITDA covenant through May 15, 2025 and a monthly maximum capital expenditures covenant through March 31, 2025, (b) a minimum liquidity requirement and (c) additional financial statement reporting and business plan forecast obligations. In connection with the entry into the Seventh Amendment, the Company paid an amendment fee of an aggregate amount equal to 0.5% of the total credit exposure as of the Seventh Amendment effective date and will be required to pay an additional amendment fee of 1.0% of total credit exposure at December 1, 2024 and each month thereafter. The Senior Secured Credit Facilities and the Company’s other debt facilities are described in more detail below in Note 9, “Debt.”
If the Company defaults under the Senior Secured Credit Facilities, the lenders would have the right to accelerate the repayment of borrowings under the Senior Secured Credit Facilities, which would result in a cross-default of the Company’s obligations under the 3.875% Senior Unsecured Notes due 2028 (the “Senior Unsecured Notes”). If the Company were unable to obtain additional waivers or forbearance of such covenants or defaults, to successfully renegotiate the terms of the Senior Secured Credit Facilities, or to cure the potential covenant breach or default, and the lenders enforced one or more of their rights upon default and/or the default resulted in a cross-default under the Senior Unsecured Notes, the Company would be unable to meet its obligations under those agreements and would likely be forced into insolvency proceedings.
Based on the facts and circumstances described above, there can be no assurance that the Company would be able to comply with its debt covenants in the future. As a result, the Company continues to evaluate a number of factors related to its ability to continue as a going concern, including its ability to comply with the terms and operating and financial covenants required by the Senior Secured Credit Facilities, its ability to satisfy the capital raise requirement required by the Senior Secured Credit Facilities, other market conditions, economic conditions, particularly in the pharmaceutical and biotechnology industry, and disruptions or volatility caused by factors such as regional conflicts, inflation, and supply chain disruptions. The Company has engaged legal and financial advisors to assist with a comprehensive review of alternatives to enhance its capital structure, which may include taking steps to cure any potential defaults or seeking forbearance, waivers, further cost reductions, asset sales, restructurings or other alternatives to avoid an event of default.
Significant accounting policies
During the three months ended March 31, 2024, there have been no significant changes to the Company's summary of significant accounting policies contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC that have materially impacted the presentation of the Company's financial statements.
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
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires a public business entity to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. The amendments in the ASU are effective for public business entities for annual periods beginning after December 15, 2024, although early adoption is permitted. The Company is in the process of evaluating the impact of this new guidance on it consolidated financial statements.
3.    Divestiture
On May 15, 2023, pursuant to the Purchase and Sale Agreement (the “Purchase and Sale Agreement”), by and between the Company, through its wholly owned subsidiaries Emergent International Inc. and Emergent Travel Health Inc., and Bavarian Nordic ("Bavarian Nordic”), the Company completed the sale of the Company’s travel health business, including rights to Vivotif®, the licensed typhoid vaccine; Vaxchora®, the licensed cholera vaccine; the development-stage chikungunya vaccine candidate CHIKV VLP; the Company’s manufacturing site in Bern, Switzerland; and certain of its development facilities in San Diego, California.
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
As a result of the divestiture, the Company recognized a pre-tax gain of $74.2 million, net of transaction costs of $4.0 million recorded within "Gain on sale of business" on the Condensed Consolidated Statements of Operations during 2023.
In connection with the divestiture, the Company entered into a Transition Services Agreement (“TSA”) with Bavarian Nordic to help support its ongoing operations. Under the TSA, the Company provides certain transition services to Bavarian Nordic, including information technology, finance and enterprise resource planning, research and development, human resources, employee benefits and other limited services. Income from performing services under the TSA is recorded within "Other, net" on the Condensed Consolidated Statements of Operations and was $0.4 million for three months ended March 31, 2024.

4.    Restructuring charges
January 2023 Organizational Restructuring Plan
In January 2023, the Company initiated an organizational restructuring plan (the “January 2023 Plan”) intended to reduce operating costs, improve operating margins, and continue advancing the Company’s ongoing commitment to profitable growth. As part of the January 2023 Plan, the Company reduced its workforce by approximately 125 employees. The charges related to the January 2023 plan consist primarily of employee transition, severance payment and employee benefit charges. The cumulative amount of restructuring charge related to the January 2023 Plan since inception is $9.3 million. All activities related to the January 2023 Plan were substantially completed during the first quarter of 2023. Restructuring costs are recognized as an operating expense within the Condensed Consolidated Statement of Operations and are classified based on the Company's classification policy for each category of operating expense.
August 2023 Organizational Restructuring Plan
In August 2023, the Company initiated the August 2023 Plan intended to strengthen its core business and financial position by reducing investment in and de-emphasizing focus on its CDMO services business for future growth. As part of the August 2023 Plan, the Company reduced its workforce by approximately 400 employees. The charges related to the August 2023 Plan consist primarily of employee transition, severance payment and employee benefit charges. The cumulative amount of restructuring charge related to the August 2023 Plan since inception is $19.5 million. All activities related to the August 2023 Plan were substantially completed during the third quarter of 2023. Restructuring costs are recognized as an operating expense within the Condensed Consolidated Statement of Operations and are classified based on the Company's classification policy for each category of operating expense.
The following table presents the total restructuring costs related to the January 2023 Plan and August 2023 Plan by reportable segment as well as amounts included within unallocated corporate selling general and administrative (“SG&A”) expense and research and development ("R&D") expense:

	Three Months Ended March 31,
	2024	2023
Commercial Products	$—	$—
MCM Products	(0.1)	2.0
Services	(0.2)	—
Total restructuring costs by segment	(0.3)	2.0
SG&A	(0.1)	5.0
R&D	(0.1)	2.7
Total restructuring costs	$(0.5)	$9.7
The following table presents the total restructuring costs related to the January 2023 Plan and August 2023 Plan by function:

	Three Months Ended March 31,
	2024	2023
Employee transition	$—	$0.3
Severance payments	(0.5)	8.7
Employee benefits	—	0.7
Total restructuring costs	$(0.5)	$9.7
The following tables provide the components of and changes in the Company's restructuring accrual for the January 2023 Plan during the three months ended March 31, 2024 and 2023:

	Employee Transition	Severance Payments	Employee Benefits	Total
Balance at December 31, 2023	$—	$1.4	$—	$1.4
Cash payments	—	(1.3)	—	(1.3)
Balance at March 31, 2024	$—	$0.1	$—	$0.1

	Employee Transition	Severance Payments	Employee Benefits	Total
Balance at December 31, 2022	$—	$—	$—	$—
Accruals	0.3	8.7	0.7	9.7
Cash payments	(0.2)	(2.0)	(0.1)	(2.3)
Balance at March 31, 2023	$0.1	$6.7	$0.6	$7.4
The following table provides the components of and changes in the Company's restructuring accrual for the August 2023 Plan during the three months ended March 31, 2024:

	Employee Transition	Severance Payments	Employee Benefits	Total
Balance at December 31, 2023	$—	$5.3	$0.1	$5.4
Accruals	—	(0.5)	—	(0.5)
Cash payments	—	(3.6)	—	(3.6)
Balance at March 31, 2024	$—	$1.2	$0.1	$1.3
5.    Inventories, net
Inventories, net consisted of the following:

	March 31, 2024	December 31, 2023
Raw materials and supplies	$130.5	$128.7
Work-in-process	126.3	113.3
Finished goods	76.6	86.9
Total inventories, net	$333.4	$328.9
Inventories, net is stated at the lower of cost or net realizable value.
6.    Property, plant and equipment, net
Property, plant and equipment, net consisted of the following:

	March 31, 2024	December 31, 2023
Land and improvements	$30.0	$30.0
Buildings, building improvements and leasehold improvements	229.9	229.9
Furniture and equipment	435.6	433.6
Software	67.9	64.0
Construction-in-progress	38.6	36.7
Property, plant and equipment, gross	$802.0	$794.2
Less: Accumulated depreciation and amortization	(422.6)	(411.4)
Total property, plant and equipment, net	$379.4	$382.8
As of March 31, 2024 and December 31, 2023, construction-in-progress primarily included costs incurred to advance the Company's MCM Product capabilities.
Property, plant and equipment, net is stated at cost, less accumulated depreciation and amortization.

7.    Intangible assets and goodwill
The Company's finite-lived intangible assets consist of products acquired via business combinations or asset acquisitions. The following table summarizes the Company's finite-lived intangible assets:

	Weighted Average Useful Life in Years	March 31, 2024			December 31, 2023
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Products	13.5	$855.4	$305.0	$550.4	$855.4	$288.8	$566.6
Customer relationships	0.0	28.6	28.6	—	28.6	28.6	—
CDMO	0.0	5.5	5.5	—	5.5	5.5	—
Total intangible assets		$889.5	$339.1	$550.4	$889.5	$322.9	$566.6
Amortization expense associated with the Company's finite-lived intangible assets was recorded as follows:

	Three Months Ended March 31,
	2024	2023
Amortization expense	$16.2	$17.0
As of March 31, 2024 and December 31, 2023, the Company had no remaining goodwill balance on the Condensed Consolidated Balance Sheets due to impairment charges recorded during the third quarter of 2023.
8.    Fair value measurements
The table below presents information about the Company's assets and liabilities that are regularly measured and carried at fair value and indicates the level within the fair value hierarchy of the valuation techniques the Company utilized to determine fair value:

	March 31, 2024				December 31, 2023
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Money market accounts	$10.7	$10.7	$—	$—	$40.5	$40.5	$—	$—
Total	$10.7	$10.7	$—	$—	$40.5	$40.5	$—	$—
Liabilities:
Contingent consideration	$5.5	$—	$—	$5.5	$5.6	$—	$—	$5.6
Total	$5.5	$—	$—	$5.5	$5.6	$—	$—	$5.6
Contingent consideration
Contingent consideration payments in an asset acquisition not required to be accounted for as derivatives are recognized when the contingency is resolved, and the consideration is paid or becomes payable. Contingent consideration liabilities associated with business combinations are measured at fair value. These liabilities represent an obligation of the Company to transfer additional assets to the selling shareholders and owners if future events occur or conditions are met. These liabilities associated with business combinations are measured at fair value at inception and at each subsequent reporting date. The changes in the fair value are primarily due to the expected amount and timing of future net sales, which are inputs that have no observable market. Any changes in fair value for the contingent consideration liabilities related to the Company’s products are classified on the Company's Condensed Consolidated Statements of Operations as "Cost of product sales."

The table below is a reconciliation of the beginning and ending balance of the Company's Level 3 contingent consideration liability:

Contingent Consideration
Balance at December 31, 2023	$5.6
Change in fair value	0.5
Settlements	(0.6)
Balance at March 31, 2024	$5.5

Contingent Consideration
Balance at December 31, 2022	$8.0
Change in fair value	0.3
Settlements	(0.7)
Balance at March 31, 2023	$7.6
As of March 31, 2024 and December 31, 2023, the current portion of the contingent consideration liability was $2.7 million and $2.7 million, respectively, and was included in "Other current liabilities" on the Condensed Consolidated Balance Sheets. The non-current portion of the contingent consideration liability is included in "Other liabilities" on the Condensed Consolidated Balance Sheets.
The recurring Level 3 fair value measurement for the Company's contingent consideration liability used the following significant unobservable inputs:

Contingent Consideration Liability	Fair Value as of March 31, 2024	Valuation Technique	Unobservable Input	Range
Royalty based	$5.5 million	Discounted cash flow	Discount rate	9.7%
			Probability of payment	25% - 50%
			Projected year of payment	2024 - 2028
Non-variable rate debt
As of March 31, 2024 and December 31, 2023, the fair value of the Company's Senior Unsecured Notes was $191.3 million and $184.3 million, respectively. The fair value was determined through market sources, which are Level 2 inputs and directly observable. The carrying amounts of the Company’s other long-term variable interest rate debt arrangements approximate their fair values (see Note 9, "Debt").

9.    Debt
The table below presents the components of the Company’s debt:

	March 31, 2024	December 31, 2023
Senior secured credit agreement - Term loan due 2025	$194.2	$198.2
Senior secured credit agreement - Revolver loan due 2025	264.2	219.2
3.875% Senior Unsecured Notes due 2028	450.0	450.0
Other	0.8	1.0
Total debt	$909.2	$868.4
Current portion of long-term debt, net of debt issuance costs	(459.2)	(413.7)
Unamortized debt issuance costs	(3.3)	(8.2)
Non-current portion of debt	$446.7	$446.5
During the year ended December 31, 2023, the Company reclassified the debt issuance costs associated with the revolver loan to a contra account to directly offset the loan balance in "Other current liabilities" on the Company's Condensed Consolidated Balance Sheets. As of March 31, 2024 and December 31, 2023, the Company had $1.3 million and $5.3 million, respectively, of debt issuance costs associated with the revolver loan.
During the quarter ended March 31, 2024, the Company entered into a bilateral agreement with a bank in the amount of $0.5 million that is fully collateralized by cash, which is classified as “Restricted cash” in the Company’s Condensed Consolidated Balance Sheet as of March 31, 2024.
3.875% Senior Unsecured Notes due 2028
On August 7, 2020, the Company completed its offering of $450.0 million aggregate principal amount of its Senior Unsecured Notes. Interest on the Senior Unsecured Notes is payable on February 15th and August 15th of each year until maturity, beginning on February 15, 2021. The Senior Unsecured Notes will mature on August 15, 2028.
As of August 15, 2023, the Company may redeem the Senior Unsecured Notes, in whole or in part, at the redemption prices set forth in the related indenture, plus accrued and unpaid interest. As of August 15, 2023, the Company may redeem all or a portion of the Senior Unsecured Notes at a redemption price equal to 100% of the principal amount of the Senior Unsecured Notes plus a “make-whole” premium and accrued and unpaid interest as set forth in the related indenture. Upon the occurrence of a change of control, the Company must offer to repurchase the Senior Unsecured Notes at a purchase price of 101% of the principal amount of such notes plus accrued and unpaid interest.
Negative covenants in the indenture governing the Senior Unsecured Notes, among other things, limit the ability of the Company to incur indebtedness and liens, dispose of assets, make investments, enter into certain merger or consolidation transactions and make restricted payments.

Senior Secured Credit Facilities
On February 29, 2024, the Company entered into the Forbearance Agreement and Amendment to, among other things, (a) provide that the Administrative Agent and the lenders forbear from exercising all rights and remedies under the Senior Secured Credit Facilities and the other related loan documents arising from the occurrence and continuation of certain specified events of default during the Forbearance Period and (b) provide consent by the required revolving credit lenders to make further loans to the Company or other extensions of credit to the credit parties during the Forbearance Period, notwithstanding the occurrence of the specified events of default, subject to certain conditions set forth in the Forbearance Agreement and Amendment, including a limit on Revolving Credit Facility indebtedness of $270 million. The Forbearance Agreement and Amendment also amended, among other things, (x) the interest rate benchmark to provide that borrowings will bear interest at a rate per annum equal to (A) 5.00% with respect to Base Rate Loans, (B) 6.50% per annum with respect to SOFR Loans, Daily Simple SONIA Loans and Eurocurrency Rate Loans, and (C) 0.40% with respect to Commitment Fees, (y) the mandatory prepayment threshold amount for unrestricted cash and cash equivalents from $125,000,000 to $100,000,000, and (z) the mandatory principal prepayment amount from 75% of all milestone payments received by the Company and its subsidiaries from certain project milestone payments to 100%. Under the Forbearance Agreement and Amendment, the Company and the other guarantors agreed to cause Emergent BioSolutions Canada Inc. to (i) become a guarantor under the Senior Secured Credit Facilities and (ii) grant a security lien in all collateral owned by Emergent BioSolutions Canada Inc. (subject to the exclusions and exceptions specified in the Collateral Agreement) to the Administrative Agent. In addition, in connection with the entry into the Forbearance Agreement and Amendment, the Company paid a forbearance fee of approximately $1.2 million. The Forbearance Period expired on April 30, 2024. See Note 2, "Summary of significant accounting policies" for further discussion of the Forbearance Agreement and Amendment.

On April 29, 2024, the Company entered into a Consent, Waiver and Seventh Amendment to the Amended and Restated Credit Agreement with requisite lenders (the "Seventh Amendment"). The Seventh Amendment, among other things: (a) reduces available commitments under the Revolving Credit Facility to $270.0 million through July 30, 2024, to $225.0 million from July 31, 2024 through October 30, 2024, and to $200.0 million on October 31, 2024, and thereafter; (b) amends the interest rate benchmark in the definition of Applicable Margin from (i) 5.00% per annum to 7.00% per annum with respect to Base Rate Loans and (ii) 6.50% per annum to 8.50% per annum with respect to SOFR Loans, RFR Loans and Eurocurrency Rate Loans; and (c) requires the requirement that the Company to raise equity or unsecured indebtedness of at least $85.0 million by July 31, 2024 (or such later date on or before September 29, 2024 as agreed to by the Administrative Agent), provided that such requirement will be reduced by the aggregate net cash proceeds received from certain dispositions that are applied to reduce amounts outstanding under the Revolving Credit Facility.
In addition, pursuant to the Seventh Amendment, the Company is obligated to apply 100% of the aggregate net cash proceeds received from certain dispositions to the prepayment of amounts outstanding under the Revolving Credit Facility, except where such proceeds exceed $85,000,000, in which case such mandatory prepayment of the Revolving Credit Facility will no longer be required. Mandatory prepayment of the Term Loan Facility will not be required unless and until the aggregate net proceeds from such dispositions exceed $85,000,000, at which point 100% of such proceeds must be used toward repayment of amounts outstanding under the Term Loan Facility.

Under the Seventh Amendment, the Company is also subject to (a) a monthly minimum consolidated EBITDA covenant through May 15, 2025 and a monthly maximum capital expenditures covenant through March 31, 2025, (b) a minimum liquidity requirement, and (c) additional financial statement reporting and business plan forecast obligations. In connection with the entry into the Seventh Amendment, the Company paid an amendment fee of an aggregate amount equal to 0.5% of the total credit exposure as of the Seventh Amendment effective date and will be required to pay an additional amendment fee of 1.0% of total credit exposure at December 1, 2024 and each month thereafter. See Note 2, "Summary of significant accounting policies" for additional information related to the Company’s compliance with the debt covenants described above.

10.    Share-based compensation and stockholders' equity
Share-based compensation
The Company’s share-based compensation expense relates to stock options, performance stock options, restricted stock units, performance stock units and liability classified long-term incentive awards. During the three months ended March 31, 2024, the Company granted stock options to purchase 3.7 million shares of common stock and granted performance stock options, subject to market conditions, to purchase 0.8 million shares of common stock. The grants were made under the Emergent BioSolutions Inc. Amended and Restated Stock Incentive Plan and the Emergent BioSolutions Inc. Inducement Plan. Additionally, during the three months ended March 31, 2024, the Company granted a long-term incentive award, subject to market conditions, with the option to settle in any combination of cash or shares, which is accounted for as a liability classified award. The performance stock options and the long-term incentive award were valued using Monte Carlo valuation models, and both have a performance period of five years to vest based on the Company’s stock price performance. The long-term incentive award will be revalued at each reporting period until the award is earned or expires. The Company’s other equity awards typically vest over three equal annual installments beginning on the day prior to the anniversary of the grant date. The performance stock units settle in stock at the end of the three-year performance period based on the Company's results compared to the performance criteria. During the three months ended March 31, 2024, 0.1 million stock options and 0.1 million shares of restricted stock units were forfeited prior to the completion of the applicable vesting requirements or expiration. An immaterial number of performance stock units were forfeited during the three months ended March 31, 2024.
Share-based compensation expense, net of forfeitures was recorded in the following financial statement line items:

	Three Months Ended March 31,
	2024	2023
Cost of Commercial Product sales	$—	$0.1
Cost of MCM Product sales	0.7	1.3
Cost of Bioservices	0.1	0.3
R&D	0.5	0.7
Selling, general and administrative	4.6	4.4
Total share-based compensation expense	$5.9	$6.8
Stockholders' equity
At-the-Market Equity Offering Facility
The Company may, from time to time, sell up to $150.0 million aggregate gross sales price of shares of its common stock through Evercore Group L.L.C. and RBC Capital Markets, LLC, as sales agents, under an “at-the-market” equity offering program (the “ATM Program”) that was entered into on May 17, 2023. There were no sales of the Company’s common stock under the ATM Program during the three months ended March 31, 2024. As a result of the delayed filing of certain of the Company’s periodic reports with the SEC in 2023, the Company is not currently eligible to sell any shares under the ATM Program until the Company has timely filed certain periodic reports required under the Securities Exchange Act of 1934 (the “Exchange Act”) for 12 consecutive calendar months. Between the entry into the ATM Program and March 31, 2024, the Company has sold 1.1 million shares of the Company’s common stock for gross proceeds of $9.1 million, representing an average share price of $8.22 per share. As of March 31, 2024, $140.9 million aggregate gross sales price of shares of the Company’s common stock remains available for issuance under the ATM Program. The Company intends to use proceeds obtained from the sale of shares under the ATM Program for general corporate purposes.

Accumulated other comprehensive income (loss), net of tax
The following table includes changes in accumulated other comprehensive income (loss), net of tax by component:

	Defined Benefit Pension Plan	Derivative Instruments	Foreign Currency Translation Adjustments	Total

Balance at December 31, 2023	$—	$—	$(5.7)	$(5.7)
Other comprehensive income before reclassifications	—	—	0.2	0.2
Net current period other comprehensive income	—	—	0.2	0.2
Balance at March 31, 2024	$—	$—	$(5.5)	$(5.5)

Balance at December 31, 2022	$3.5	$6.2	$(6.6)	$3.1
Other comprehensive loss before reclassifications	—	(4.4)	(0.1)	(4.5)
Amounts reclassified from accumulated other comprehensive income	—	2.4	—	2.4
Net current period other comprehensive loss	—	(2.0)	(0.1)	(2.1)
Balance at March 31, 2023	$3.5	$4.2	$(6.7)	$1.0
The tables below present the tax effects related to each component of other comprehensive income (loss):

	Three Months Ended March 31,
	2024			2023
	Pretax	Tax Expense	Net of tax	Pretax	Tax Expense	Net of tax
Derivative instruments	—	—	—	(2.6)	0.6	(2.0)
Foreign currency translation adjustments	0.2	—	0.2	(0.1)	—	(0.1)
Total adjustments	$0.2	$—	$0.2	$(2.7)	$0.6	$(2.1)
11.    Net income (loss) per common share
Basic earnings or loss per common share is calculated using the treasury method by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted income or loss per common share adjusts basic earnings or loss per common share for the effects of potentially dilutive common shares and is calculated using the treasury stock method. Potentially dilutive common shares include the dilutive effect of shares issuable under our equity compensation plans, including stock options, restricted stock units and performance stock units. Diluted income or loss per share excludes anti-dilutive securities, which represent the number of potential common shares related to shares issuable under our equity compensation plan that were excluded from diluted income or loss per common share because their effect would have been antidilutive.
The following table presents the calculation of basic and diluted income or loss per common share:

	Three Months Ended March 31,
	2024	2023
Numerator:
Net income (loss)	$9.0	$(186.2)
Denominator:
Weighted-average number of shares outstanding-basic	52.2	50.2
Weighted-average number of shares outstanding-diluted	52.2	50.2
Income (loss) per common share - basic	$0.17	$(3.71)
Income (loss) per common share - diluted	$0.17	$(3.71)
Anti-dilutive securities	4.5	3.2

12.    Revenue recognition
The Company generates the majority of its revenues through product sales to its customers. The Company also generates revenues through its Bioservices offerings and suite reservations for and to third parties and contracts and grants revenue. The Company recognizes revenue when the Company's customers obtain control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services by analyzing the following five steps: (1) identify the contract with (a) customer(s); (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation.
In the third quarter of 2023, the Company launched over-the-counter (“OTC”) NARCAN®, which was approved by the FDA as an over-the-counter emergency treatment of opioid overdose, broadening the Company’s customer base and sales channels to retail pharmacies and digital commerce websites. The Company's Nasal Naloxone Products are now sold commercially over-the-counter at retail pharmacies and digital commerce websites as well as through physician-directed or standing order prescriptions at retail pharmacies, health departments, local law enforcement agencies, community-based organizations, substance abuse centers and other federal agencies.
The Company's OTC NARCAN® customer contracts are fixed price contracts. The Company invoices and records revenue when the pharmacies and wholesalers receive product from the third-party logistics warehouse used by the Company, which is the point at which control is transferred to the customer. Revenues for OTC NARCAN® are recorded at the net sales price (transaction price), which includes estimates of variable consideration for which reserves are established. Estimates of variable consideration includes allowance for returns, specialty distributor fees, wholesaler fees and prompt payment discounts. OTC NARCAN® may also be sold on consignment through third-party online retailers where revenues are recognized at the point in time when sold to the end customer. The Company pays these third-party online retailers selling commissions and fulfillment fees which are recorded as SG&A expenses and Cost of commercial product sales, respectively, in the Condensed Consolidated Statement of Operations. Revenues from OTC NARCAN® are recognized to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with such variable consideration is subsequently resolved. The Company considers several factors in the estimation process for the allowance for returns of OTC NARCAN®, including inventory levels within the distribution channel, product shelf life and historical return activity, including activity for product sold for which the return period has passed, as well as other relevant factors. Because returned product cannot be resold, there is no corresponding asset for product returns.
The Company's revenues disaggregated by operating segment and major sources for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31, 2024			Three Months Ended March 31, 2023
	USG	Non-USG	Total	USG	Non-USG	Total
Commercial Product sales	$0.3	$118.2	$118.5	$—	$106.2	$106.2
MCM Product sales	114.1	41.3	155.4	26.1	11.1	37.2
Bioservices:
Services	—	18.3	18.3	—	12.6	12.6
Leases	—	0.2	0.2	—	1.8	1.8
Total Bioservices	$—	$18.5	$18.5	$—	$14.4	$14.4
Contracts and grants	7.4	0.6	8.0	4.9	1.6	6.5
Total revenues	$121.8	$178.6	$300.4	$31.0	$133.3	$164.3
Bioservices operating leases
Certain multi-year Bioservices arrangements with non-USG customers include operating leases whereby the customer has the right to direct the use of and obtain substantially all of the economic benefits of specific manufacturing suites operated by the Company. The associated revenue is recognized on a straight-line basis over the term of the lease. The remaining term on the Company's operating lease components approximates 4.8 years. The Company utilizes a cost-plus model to determine the stand-alone selling price of the lease component to allocate contract consideration between the lease and non-lease components. During the three months ended March 31, 2024, the Company's non-USG lease revenues were $0.2 million, which is included within Bioservices "Leases" on the Condensed Consolidated Statement of Operations. The Company estimates future operating lease revenues to be $0.6 million in the remainder of 2024, $0.8 million in 2025, $0.9 million in 2026, $0.9 million in 2027, $0.9 million in 2028 and no lease revenue in 2029 and thereafter.

Transaction price allocated to remaining performance obligations
As of March 31, 2024, the Company has future contract value on unsatisfied performance obligations of approximately $279.3 million associated with all arrangements entered into by the Company. The Company expects to recognize $273.5 million of unsatisfied performance obligations within the next 24 months. The amount and timing of revenue recognition for unsatisfied performance obligations can change. The future revenues associated with unsatisfied performance obligations exclude the value of unexercised option periods in the Company’s revenue arrangements. Often the timing of manufacturing activities changes based on customer needs and resource availability. Government funding appropriations can impact the timing of product deliveries. The success of the Company's development activities that receive development funding support from the USG under development contracts can also impact the timing of revenue recognition.
Contract assets
The Company considers accounts receivable and deferred costs associated with revenue generating contracts, which are not included in inventory or property, plant and equipment and that the Company does not currently have a contractual right to bill, to be contract assets. As of March 31, 2024 and December 31, 2023, the Company had $29.5 million and $21.9 million, respectively, of contract assets recorded within "Accounts receivable, net" on the Condensed Consolidated Balance Sheets.
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

Contract Liabilities
Balance at December 31, 2023	$29.9
Balance at March 31, 2024	$9.7
Revenue recognized in the period from amounts included in contract liability at the beginning of the period:	$24.0
As of March 31, 2024 and December 31, 2023, the current portion of contract liabilities was $5.5 million and $27.2 million, respectively, and was included in "Other current liabilities" on the Condensed Consolidated Balance Sheets.
Accounts receivable and allowance for expected credit losses
Accounts receivable, including unbilled accounts receivable contract assets, consist of the following:

	March 31, 2024	December 31, 2023
Accounts receivable:
Billed	$194.1	$141.8
Unbilled	41.6	51.4
Allowance for expected credit losses	(2.2)	(2.2)
Accounts receivable, net	$233.5	$191.0
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

13.    Leases
The Company is the lessee for operating leases for offices, R&D facilities and manufacturing facilities. The Company determines if an arrangement is a lease at inception. Operating leases are included in right-of-use assets and liabilities. For a discussion of lessor activities, see Note 12, "Revenue recognition."
The components of lease expense were as follows:

	Three Months Ended March 31,
	2024	2023
Operating lease cost:
Amortization of right-of-use assets	$0.9	$1.1
Interest on lease liabilities	0.2	0.2
Total operating lease cost	$1.1	$1.3
Operating lease costs are reflected as components of "Cost of Commercial Product sales", "Cost of MCM Product sales", "Cost of Bioservices", "R&D" expense and "SG&A" expense on the Company's Condensed Consolidated Statements of Operations.
Supplemental balance sheet information related to lessee activities is as follows:

Leases	Classification	March 31, 2024	December 31, 2023
Operating lease right-of-use assets	Other assets	$15.3	$16.2

Operating lease liabilities, current portion	Other current liabilities	$3.3	$3.5
Operating lease liabilities	Other liabilities	13.0	13.8
Total operating lease liabilities		$16.3	$17.3

Operating leases:
Weighted average remaining lease term (years)		6.1	6.2
Weighted average discount rate		5.3%	5.3%
14.    Income taxes
The estimated effective annual tax rate as of March 31, 2024 and 2023 for the years ended December 31, 2024 and 2023, excluding the impact of discrete adjustments, was 19% and (16)%, respectively. The effective tax rate for the three months ended March 31, 2024 and 2023 was 26% and (16)%, respectively. The increase in the estimated effective annual tax rate is primarily due to a change in jurisdictional mix of income and losses. The Company did not record a discrete tax expense (benefit) for the three months ended March 31, 2024 and 2023.
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

15.    Litigation
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
On April 20, 2021, May 14, 2021, and June 2, 2021, putative class action lawsuits were filed against the Company and certain of its current and former senior officers in the United States District Court for the District of Maryland on behalf of purchasers of the Company’s common stock, seeking to pursue remedies under the Exchange Act. These complaints were filed by Palm Tran, Inc. – Amalgamated Transit Union Local 1577 Pension Plan; Alan I. Roth; and Stephen M. Weiss, respectively. The complaints allege, among other things, that the defendants made false and misleading statements about the Company's manufacturing capabilities with respect to COVID-19 vaccine bulk drug substance (referred to herein as "CDMO Manufacturing Capabilities"). These cases were consolidated on December 23, 2021, under the caption In re Emergent BioSolutions Inc. Securities Litigation, No. 8:21-cv-00955-PWG (the "Federal Securities Class Action"). The lead plaintiffs in the consolidated matter (the "Lead Plaintiffs") are Nova Scotia Health Employees’ Pension Plan and The City of Fort Lauderdale Police & Firefighters’ Retirement System. The defendants filed a motion to dismiss on May 19, 2022 and the Lead Plaintiffs filed an opposition to that motion on July 19, 2022. A hearing on the motion to dismiss was conducted on April 19, 2023 and an order was entered on September 1, 2023, granting in part and denying in part the motion to dismiss. The defendant's answer to the complaint was filed on October 30, 2023. The defendants believe that the allegations in the complaints are without merit and intend to defend the matters vigorously. Given the uncertainty of litigation, the preliminary stage of the cases, and the legal standards that must be met for, among other things, class certification and success on the merits, the Company cannot reasonably estimate the possible loss or range of loss, if any, that may result from the consolidated action.
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
On June 6, 2022, the Company provided to Janssen a notice (the “Notice”) of material breach of the Janssen Agreement for, among other things, failure by Janssen (i) to provide the Company the requisite forecasts of the required quantity of Product to be purchased by Janssen under the Janssen Agreement and (ii) to confirm Janssen’s intent to not purchase the requisite minimum quantity of the Product pursuant to the Janssen Agreement and instead, wind-down the Janssen Agreement ahead of fulfilling these minimum requirements. On June 6, 2022, the Company received from Janssen a purported written notice of termination (the “Janssen Notice”) of the Janssen Agreement for asserted material breaches of the Janssen Agreement by the Company, including alleged failure by the Company to perform its obligations in compliance with current good manufacturing practices ("cGMP") or other applicable laws and regulations and alleged failure by the Company to supply Janssen with the Product. Janssen alleged that the Company’s breaches were not curable and that, therefore, termination of the Janssen Agreement would be effective as of July 6, 2022. The Company disputes Janssen's assertions and allegations, including Janssen's ability to effect termination pursuant to the Janssen Notice. The Company and Janssen disagree on the monetary amounts that are due to the Company as a result of termination by any means. The Company believes the amounts due to the Company include, but are not limited to, compensation for services provided, reimbursement for raw materials purchased and non-cancelable orders, and fees for early termination. Janssen has alleged that no additional amount is due to the Company and that the Company should pay Janssen an unspecified amount as a result of the Company's alleged failure to perform under the Janssen Agreement. The Company is currently engaged in a confidential arbitration with Janssen. The Company has not recorded any contingent liabilities related to Janssen's allegations as the Company believes they are without merit and intends to vigorously defend the Company's position during the dispute resolution process through arbitration.
During the three months ended March 31, 2024, there were no impacts on previously recognized revenue or depreciation related to the conclusion of the Janssen Agreement. As of March 31, 2024, the Company has no billed or unbilled net accounts receivable related to the Janssen Agreement.
Beginning in the fourth quarter of 2022, because the arbitration process with Janssen is expected to extend longer than one year, the Company reclassified amounts related to the Janssen Agreement from "Inventories, net" and from "Prepaid expenses and other current assets" to "Other assets", resulting in $152.7 million in long-term assets related to the Janssen Agreement on the Condensed Consolidated Balance Sheet as of December 31, 2022. The long-term asset balance within "Other Assets" related to the Janssen Agreement as of March 31, 2024 was $158.8 million. These assets include termination penalties, certain inventory related items and raw materials inventory representing materials purchased for the Janssen Agreement which Janssen has not reimbursed. The Company evaluated the net realizable value of the inventory as of March 31, 2024, concluding that because the Janssen Agreement specifies the Company is entitled to, among other things, reimbursement of raw materials and non-cancelable orders in the event of a contract termination for any reason, the Company is entitled to payment from Janssen for these raw materials. As of March 31, 2024, all non-cancelable orders have been received by Janssen and are included in the long-term asset balance within "Other Assets".

16.    Segment information
In the fourth quarter of 2023, the Company realigned its reportable operating segments to reflect recent changes in the Company’s internal operating and reporting process. The revised reporting structure reflects the internal reporting and review process used by the Company’s CODM for making decisions and assessing performance and is consistent with how the Company currently manages the business. The Company now manages its business with a focus on three reportable segments. The Commercial Products segment, which includes NARCAN® products and other commercial products that were sold as part of the travel health business in the second quarter of 2023 (see Note 3, "Divestiture" for more information on the sale of the travel health business); the MCM Products segment, which includes the Anthrax - MCM products, Smallpox - MCM products and Other Products; and the Services segment, consisting of the Company’s Bioservices offerings.
The Company evaluates the performance of these reportable segments based on revenue and segment adjusted gross margin, which is a non-GAAP financial measure. Segment revenue includes external customer sales, but it does not include inter-segment services. The Company defines segment adjusted gross margin, as segment gross margin excluding the impact of restructuring costs and non-cash items related to changes in fair value of contingent consideration and inventory step-up provision. We define total segment adjusted gross margin, which is a non-GAAP financial measure, as total segment gross margin, excluding the impact of restructuring costs and the fair value of contingent consideration. The Company does not allocate research and development, selling, general and administrative costs, amortization of intangibles assets, interest and other income (expense) or taxes to operating segments in the management reporting reviewed by the CODM. The accounting policies for segment reporting are the same as for the Company as a whole.
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

The following table presents segment revenues, segment cost of sales or services, segment gross margin, segment gross margin percentage and segment adjusted gross margin for each of the Company’s reportable segments for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Revenues:
Commercial Products	$118.5	$106.2
MCM Products	155.4	37.2
Services	18.5	14.4
Segment revenues	292.4	157.8
Contracts and grants revenue	8.0	6.5
Total revenues	$300.4	$164.3

Cost of sales or services:
Cost of Commercial Products	$52.1	$45.8
Cost of MCM Products	62.2	55.4
Cost of Services	30.3	51.7
Total cost of sales or services	$144.6	$152.9

Gross margin
Commercial Products	$66.4	$60.4
MCM Products	93.2	(18.2)
Services	(11.8)	(37.3)
Total segment gross margin (1)	$147.8	$4.9

Gross margin %
Commercial Products	56%	57%
MCM Products	60%	(49)%
Services	(64)%	(259)%
Total Segment	51%	3%

Segment adjusted gross margin
Commercial Products	$66.4	$60.4
MCM Products	93.6	(15.9)
Services	(12.0)	(37.3)
Total segment adjusted gross margin	$148.0	$7.2

(1) Segment revenues less total cost of sales or services.

The following table provides a reconciliation of the Company's total segment adjusted gross margin to the Condensed Consolidated Statement of Operations:

	Three Months Ended March 31,
	2024	2023
Total segment adjusted gross margin	$148.0	$7.2

Reconciling items:
Contracts and grants revenue	$8.0	$6.5
Segment restructuring costs	0.3	(2.0)
Changes in fair value of contingent consideration	(0.5)	(0.3)
Research and development	(15.1)	(40.7)
Selling, general and administrative	(84.7)	(101.3)
Amortization of intangible assets	(16.2)	(17.0)
Interest expense	(24.3)	(17.9)
Other, net	(3.4)	4.9
Income (loss) before income taxes	$12.1	$(160.6)
The following table includes depreciation expense for each segment:

	Three Months Ended March 31,
	2024	2023
Depreciation:
Commercial Products	$—	$0.3
MCM Products	5.6	7.7
Services	2.6	7.9
Other	3.5	1.7
Total	$11.7	$17.6
17. Subsequent events
May 2024 Organizational Restructuring Plan
On May 1, 2024, the Company announced an organizational restructuring plan (the “May 2024 Plan”). These strategic actions will lead to a reduction of the Company’s current workforce by approximately 300 employees across all areas of the Company and the elimination of approximately 85 positions that are currently vacant, as well as the closure of the Company’s Baltimore-Bayview Drug Substance manufacturing facility and Rockville, Maryland Drug Product facility. Decisions regarding the elimination of positions and the closure of manufacturing facilities are subject to local law and consultation requirements in certain countries, as well as the Company’s business needs.
The Company estimates that it will incur approximately $18.0 million to $21.0 million in charges in connection with the May 2024 Plan, which it expects to incur primarily in the second quarter of fiscal 2024. These charges consist primarily of cash charges related to severance, transition services, and estimated benefits cost.
The estimates of the charges and expenditures that the Company expects to incur in connection with the May 2024 Plan, and the timing thereof, are subject to a number of assumptions, including local law requirements in various jurisdictions, and actual amounts may differ materially from estimates. In addition, the Company may incur other charges or cash expenditures not currently contemplated due to unanticipated events that may occur, including in connection with the implementation of the May 2024 Plan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes and other financial information included elsewhere in this quarterly report on Form 10-Q and our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”). Some of the information contained in this discussion and analysis or set forth elsewhere in this quarterly report on Form 10-Q includes information with respect to our plans and strategy for our business and financing, as well as forward-looking statements that involve risks and uncertainties. You should carefully review the sections entitled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
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
The Company structures the business with a focus on markets and customers. As such, the key components of the business structure include the following four product and service categories: Anthrax - Medical Countermeasures (“MCM”) Products, NARCAN®, Smallpox - MCM products, and Emergent Bioservices (CDMO) services ("Bioservices"). In the fourth quarter of 2023, we realigned our reportable operating segments to reflect recent changes in our internal operating and reporting process. The revised reporting structure reflects the internal reporting and review process used by our Chief Operating Decision Maker, for making decisions and assessing performance, and is consistent with how we currently manage the business. We now manage our business with a focus on three reportable segments: (1) a Commercial Products segment consisting of our NARCAN® and Other Commercial Products; (2) a MCM Products segment consisting of the Anthrax - MCM, Smallpox - MCM and Other Products; and (3) a Services segment consisting of our Bioservices offerings.
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
Other Commercial Products (Sold to Bavarian Nordic as part of our travel health business in May 2023)
•Vaxchora® (Cholera Vaccine, Live, Oral), the first vaccine approved by the FDA for the prevention of cholera, which we sold to Bavarian Nordic as part of our travel health business; and
•Vivotif® (Typhoid Vaccine Live Oral Ty21a), a live attenuated vaccine for oral administration for the prevention of typhoid fever, which we sold to Bavarian Nordic as part of our travel health business.

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
•RSDL® (Reactive Skin Decontamination Lotion Kit), the only medical device cleared by the FDA that is intended to remove or neutralize chemical warfare agents from the skin, including: tabun, sarin, soman, cyclohexyl sarin, VR, VX, mustard gas and T-2 toxin; and
•Trobigard® atropine sulfate, obidoxime chloride auto-injector, a combination drug-device auto-injector procured product candidate that contains atropine sulfate and obidoxime chloride. Trobigard® was approved in Belgium in 2021 but has not been approved by the FDA. Trobigard® is procured by certain authorized government buyers under special circumstances for potential use as a nerve agent countermeasure outside of the U.S. On April 2, 2024, Emergent submitted its revocation of the Market Authorization for the Trobigard Auto-Injector to the Belgium Federal Agency for Medicines and Health Products (“FAMHP”).

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
Other Strategic Activities
January 2023 Organizational Restructuring Plan
In January 2023, the Company initiated an organizational restructuring plan (the “January 2023 Plan”) intended to reduce operating costs, improve operating margins, and continue advancing the Company’s ongoing commitment to profitable growth. As part of the January 2023 Plan, the Company reduced its workforce by approximately 125 employees. The charges related to the January 2023 plan consist primarily of employee transition, severance payment and employee benefit charges. The cumulative amount of restructuring charge related to the January 2023 Plan since inception is $9.3 million. All activities related to the January 2023 Plan were substantially completed during the first quarter of 2023. Restructuring costs are recognized as an operating expense within the Condensed Consolidated Statement of Operations and are classified based on the Company's classification policy for each category of operating expense.
August 2023 Organizational Restructuring Plan
In August 2023, the Company initiated the August 2023 Plan intended to strengthen its core business and financial position by reducing investment in and de-emphasizing focus on its CDMO services business for future growth. As part of the August 2023 Plan, the Company reduced its workforce by approximately 400 employees. The charges related to the August 2023 Plan consist primarily of employee transition, severance payment and employee benefit charges. The cumulative amount of restructuring charge related to the August 2023 Plan since inception is $19.5 million. All activities related to the August 2023 Plan were substantially completed during the third quarter of 2023. Restructuring costs are recognized as an operating expense within the Condensed Consolidated Statement of Operations and are classified based on the Company's classification policy for each category of operating expense.
Trobigard Revocation
On April 2, 2024, Emergent submitted its revocation of the Market Authorization for the Trobigard Auto-Injector to the Belgium FAMHP. The FAHMP subsequently acknowledged and confirmed the revocation date as being April 2, 2024.
May 2024 Organizational Restructuring Plan
On May 1, 2024, the Company announced an organizational restructuring plan (the “May 2024 Plan”). These strategic actions will lead to a reduction of the Company’s current workforce by approximately 300 employees across all areas of the Company and the elimination of approximately 85 positions that are currently vacant, as well as the closure of the Company’s Baltimore-Bayview Drug Substance manufacturing facility and Rockville, Maryland Drug Product facility. Decisions regarding the elimination of positions and the closure of manufacturing facilities are subject to local law and consultation requirements in certain countries, as well as the Company’s business needs.
The Company estimates that it will incur approximately $18.0 million to $21.0 million in charges in connection with the May 2024 Plan, which it expects to incur primarily in the second quarter of fiscal 2024. These charges consist primarily of cash charges related to severance, transition services, and estimated benefits cost.
The estimates of the charges and expenditures that the Company expects to incur in connection with the May 2024 Plan, and the timing thereof, are subject to a number of assumptions, including local law requirements in various jurisdictions, and actual amounts may differ materially from estimates. In addition, the Company may incur other charges or cash expenditures not currently contemplated due to unanticipated events that may occur, including in connection with the implementation of the May 2024 Plan.

FINANCIAL OPERATIONS OVERVIEW
Revenues
We generate Commercial Product revenues through sale of NARCAN® Nasal Spray, which is sold commercially over-the-counter at retail pharmacies and digital commerce websites as well as through physician-directed or standing order prescriptions at retail pharmacies, health departments, local law enforcement agencies, community-based organizations, substance abuse centers and other federal agencies. In addition, we previously generated Commercial product revenues through sale of the Company's travel health products, which we sold to Bavarian Nordic in May 2023.We generate MCM Product revenues from the sale of our marketed products and procured product candidates. The U.S. government ("USG") is the largest purchaser of our Government - MCM products and primarily purchases our products for the Strategic National Stockpile, a national repository of medical countermeasures including critical antibiotics, vaccines, chemical antidotes, antitoxins, and other critical medical supplies. The USG primarily purchases our products under long-term, firm fixed-price procurement contracts, generally with annual options.
We also generate revenue from our Services segment through our Bioservices portfolio, which is based on our established development and manufacturing infrastructure, technology platforms and expertise. Our services include a fully integrated molecule-to-market Bioservices business offering across development services, drug substance and drug product for small to large pharmaceutical and biotechnology industry and government agencies/non-governmental organizations. From time to time, clients require suite reservations at our various manufacturing sites, which may be considered leases depending on the facts and circumstances.
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
Cost of Product Sales and Services
Commercial and MCM Products - The primary expenses that we incur to deliver our NARCAN® and MCM and other commercial products consist of fixed and variable costs. We determine the cost of product sales for products sold during a reporting period based on the average manufacturing cost per unit in the period those units were manufactured. Fixed manufacturing costs include facilities, utilities and amortization of intangible assets. Variable manufacturing costs primarily consist of costs for materials and personnel-related expenses for direct and indirect manufacturing support staff, contract manufacturing operations, sales-based royalties, shipping and logistics. In addition to the fixed and variable manufacturing costs described above, the cost of product sales depends on utilization of available manufacturing capacity. For our commercial sales, other associated expenses include sales-based royalties, shipping, and logistics.
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
Research and Development ("R&D") Expenses
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
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses consist primarily of personnel-related costs and professional fees in support of our executives, sales and marketing, business development, government affairs, finance, accounting, information technology, legal, human resource functions and other corporate functions. Other costs include facility costs not otherwise included in cost of product sales and Bioservices or R&D expense.
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
Changes in tax laws, rulings, policies, or related legal and regulatory interpretations occur frequently and may have significant favorable or adverse impacts on our effective tax rate. In 2021, the Organization for Economic Cooperation and Development ("OECD") released model rules for a 15% global minimum tax applied to cross-border profits of certain large multinational corporations, known as Pillar Two. Pillar Two has now been enacted by approximately 30 countries, including Ireland. This minimum tax is treated as a period cost beginning in 2024 and its impact is included on the Company's financial results of operations for the current period. The Company is monitoring legislative developments, as well as additional guidance from countries that have enacted legislation. We anticipate further legislative activity and administrative guidance in 2024.
Management believes that the assumptions and estimates related to the provision for income taxes are critical to the Company’s results of operations.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S., requires us to make estimates, judgments and assumptions that may affect the reported amounts of assets, liabilities, equity, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis we evaluate our estimates, judgments and methodologies. We base our estimates on historical experience and on various other assumptions that we believe are reasonable, the results of which form the basis for making judgments about the carrying values of assets, liabilities and equity and the amount of revenues and expenses. Actual results may differ from these estimates. There have been no significant changes to our critical accounting policies and estimates contained in "Critical Accounting Policies and Estimates" in the Management's Discussion and Analysis, in Part II, Item 7, of the 2023 Form 10-K, as filed with the SEC.
New accounting standards
For a discussion of new accounting standards please see Note 2, "Summary of significant accounting policies", in Part I, Item 1, of this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS
Consolidated and Segment Operating Results:

	Three Months Ended March 31,
(in millions, except %)	2024	2023	$ Change	% Change
Revenues
Commercial Product sales, net:
NARCAN®	$118.5	$100.4	$18.1	18%
Other Commercial Products	—	5.8	(5.8)	(100)%
Total Commercial Product sales, net	118.5	106.2	12.3	12%

MCM Product sales, net:
Anthrax MCM	55.9	21.9	34.0	155%
Smallpox MCM	50.2	7.2	43.0	NM
Other Products sales	49.3	8.1	41.2	NM
Total MCM Product sales, net	155.4	37.2	118.2	NM

Services:
Bioservices - Services	18.3	12.6	5.7	45%
Bioservices - Leases	0.2	1.8	(1.6)	(89)%
Total Services revenues	18.5	14.4	4.1	28%

Contracts and grants	8.0	6.5	1.5	23%

Total revenues	300.4	164.3	136.1	83%

Operating expenses:
Cost of Commercial Product sales	52.1	45.8	6.3	14%
Cost of MCM Product sales	62.2	55.4	6.8	12%
Cost of Bioservices	30.3	51.7	(21.4)	(41)%
Research and development	15.1	40.7	(25.6)	(63)%
Selling, general and administrative	84.7	101.3	(16.6)	(16)%
Amortization of intangible assets	16.2	17.0	(0.8)	(5)%
Total operating expenses	260.6	311.9	(51.3)	(16)%

Income (loss) from operations	39.8	(147.6)	187.4	127%

Other income (expense):
Interest expense	(24.3)	(17.9)	(6.4)	36%
Other, net	(3.4)	4.9	(8.3)	(169)%
Total other income (expense), net	(27.7)	(13.0)	(14.7)	113%

Income (loss) before income taxes	12.1	(160.6)	172.7	108%
Income tax provision	3.1	25.6	(22.5)	(88)%
Net income (loss)	$9.0	$(186.2)	$195.2	105%

NM - Not meaningful

Three Months Ended March 31, 2024 Compared with Three Months Ended March 31, 2023
Revenues and gross margin

	Three Months Ended March 31,
(dollars in millions)	2024	2023	% Change
Total revenues	$300.4	$164.3	83%
Contracts and grants	8.0	6.5	23%
Total segment revenues (1)	$292.4	$157.8	85%
Cost of Commercial Product sales	52.1	45.8	14%
Cost of MCM Product sales	62.2	55.4	12%
Cost of Bioservices	30.3	51.7	(41)%
Total cost of sales or services	144.6	152.9	(5)%
Total segment gross margin (1)	$147.8	$4.9	NM
Total segment gross margin % (1)	51%	3%

(1) We define total segment revenues, which is a non-GAAP financial measure, as our total revenues, less contracts and grants revenue, which is also equal to the sum of the revenues of our reportable operating segments. We define total segment gross margin, which is a non-GAAP financial measure, as total segment revenues less our aggregate cost of sales or services. We define total segment gross margin percentage, which is a non-GAAP financial measure, as total segment gross margin as a percentage of total segment revenues. We believe that this non-GAAP operating measure, when reviewed collectively with our GAAP financial information, provides useful supplemental information to investors in assessing our operating performance.

NM - Not meaningful
Total revenues increased $136.1 million, or 83%, to $300.4 million for the three months ended March 31, 2024. The increase was due to increases in MCM Products revenue and Commercial Products revenue of $118.2 million and $12.3 million, respectively, coupled with increases in Services revenue of $4.1 million and Contracts and grants revenue of $1.5 million.
Total segment gross margin increased $142.9 million to $147.8 million for the three months ended March 31, 2024. Total segment gross margin percentage increased 48 percentage points to 51% for the three months ended March 31, 2024. The increase in total segment gross margin was due to increases in MCM Products gross margin of $111.4 million, Services gross margin of $25.5 million, and Commercial Products gross margin of $6.0 million. Total segment gross margin and total segment gross margin percentage exclude Contracts and grants revenues because the related costs are R&D expenses.
See "Segment Results" for an expanded discussion of revenues and gross margin.
Unallocated corporate operating expenses
R&D Expenses
R&D expenses decreased $25.6 million, or 63%, to $15.1 million for the three months ended March 31, 2024. The decrease was primarily due to the sale of our development program for CHIKV VLP to Bavarian Nordic and reduction in related overhead costs, as well as a reduction in overhead costs driven by the headcount reductions as a result of restructuring. The decrease was partially offset by an increase in expense related to development activities for EbangaTM.
SG&A Expenses
SG&A expenses decreased $16.6 million, or 16%, to $84.7 million for the three months ended March 31, 2024. The decrease was primarily due to decreases in compensation and other employee costs as a result of the restructuring initiatives that began during the first quarter of 2023 and a reduction in professional services fees related to general corporate initiatives in the prior year, including organizational transformation consulting fees. These decreases were partially offset by an increase in marketing expenses related to the launch of OTC NARCAN® and higher legal services fees. SG&A expenses as a percentage of total revenue decreased 33 percentage points to 28% for the three months ended March 31, 2024.
Amortization of Intangible Assets
Amortization of intangible assets decreased $0.8 million, or 5%, to $16.2 million for the three months ended March 31, 2024. The decrease was primarily due to a decrease in amortization expense resulting from the intangibles sold as part of our travel health business to Bavarian Nordic in the second quarter of 2023.

Interest expense
Interest expense increased $6.4 million, or 36%, to $24.3 million for the three months ended March 31, 2024. The increase was primarily due to an increase in amortization of debt service costs related to fees incurred in connection with the Third and Fourth Amendments to Amended and Restated Credit Agreement, Waiver and First Amendment to Amended and Restated Collateral Agreement (the “Credit Agreement Amendments") and the Forbearance Agreement and Amendment, partially offset by lower interest costs on the Company’s syndicated borrowings as a result of principal payments during 2023.
Other, net
Other, net went from $4.9 million in income to $3.4 million in expense for the three months ended March 31, 2024. The change of $8.3 million, or 169%, is primarily attributable to lower interest income due to lower balances in our money market accounts, coupled with a write-off of an equity method investment.
Income tax provision
Income tax provision decreased $22.5 million to $3.1 million for the three months ended March 31, 2024. The decrease was primarily due to a change in jurisdictional mix of income and losses.
SEGMENT RESULTS
COMMERCIAL PRODUCTS SEGMENT

	Commercial Products Segment
	Three Months Ended March 31,
(dollars in millions)	2024	2023	% Change
Revenues	$118.5	$106.2	12%
Cost of sales	$52.1	$45.8	14%
Gross margin (1)	$66.4	$60.4	10%
Gross margin % (1)	56%	57%

Segment adjusted gross margin (2)	$66.4	$60.4	10%
Segment adjusted gross margin % (2)	56%	57%

(1) Gross margin is calculated as revenues less cost of sales. Gross margin percentage is calculated as gross margin divided by revenues.
(2) Segment adjusted gross margin, which is a non-GAAP financial measure, is calculated as gross margin plus restructuring costs and non-cash items related to changes in fair value of contingent consideration. Segment adjusted gross margin percentage, which is a non-GAAP financial measure, is calculated as segment adjusted gross margin divided by revenues. The Company’s management utilizes segment adjusted gross margin and segment adjusted gross margin percentage for purposes of evaluating our ongoing operations and for internal planning and forecasting purposes. We believe that these non-GAAP operating measures, when reviewed collectively with our GAAP financial information, provide useful supplemental information to investors in assessing our operating performance.

Three Months Ended March 31, 2024 Compared with Three Months Ended March 31, 2023
NARCAN®
NARCAN® sales increased $18.1 million, or 18%, to $118.5 million for the three months ended March 31, 2024. The increase was primarily driven by higher branded NARCAN® sales to U.S. public interest channels and sales of OTC NARCAN®, partially offset by lower Canadian retail sales of branded NARCAN®.
Other Commercial Products
Other commercial products sales decreased $5.8 million, or 100%, to no sales for the three months ended March 31, 2024. The Company sold Vivotif® and Vaxchora® to Bavarian Nordic as part of our travel health business during the second quarter of 2023.

Cost of Product Sales and Gross Margin
Cost of Commercial Product sales increased $6.3 million, or 14%, to $52.1 million for the three months ended March 31, 2024. The increase was primarily due to higher sales of OTC NARCAN®, which launched during the third quarter of 2023, partially offset by lower Canadian retail sales of branded NARCAN®.
Commercial Products gross margin increased $6.0 million, or 10%, to $66.4 million for the three months ended March 31, 2024. Commercial Products gross margin percentage decreased 1 percentage point to 56% for the three months ended March 31, 2024. The decrease was largely due to the higher sales of OTC NARCAN® and lower branded NARCAN® sales. Commercial Products segment adjusted gross margin is consistent with gross margin.
MCM PRODUCTS SEGMENT

	MCM Products Segment
	Three Months Ended March 31,
(dollars in millions)	2024	2023	% Change
Revenues	$155.4	$37.2	NM
Cost of sales	$62.2	$55.4	12%
Gross margin (1)	$93.2	$(18.2)	NM
Gross margin % (1)	60%	(49)%

Add back:
Changes in fair value of contingent consideration	0.5	0.3	67%
Restructuring costs	(0.1)	2.0	(105%)

Segment adjusted gross margin (2)	$93.6	$(15.9)	NM
Segment adjusted gross margin % (2)	60%	(43)%

(1) Gross margin is calculated as revenues less cost of sales. Gross margin percentage is calculated as gross margin divided by revenues.
(2) Segment adjusted gross margin, which is a non-GAAP financial measure, is calculated as gross margin plus restructuring costs and non-cash items related to changes in fair value of contingent consideration. Segment adjusted gross margin percentage, which is a non-GAAP financial measure, is calculated as segment adjusted gross margin divided by revenues. The Company’s management utilizes segment adjusted gross margin and segment adjusted gross margin percentage for purposes of evaluating our ongoing operations and for internal planning and forecasting purposes. We believe that these non-GAAP operating measures, when reviewed collectively with our GAAP financial information, provide useful supplemental information to investors in assessing our operating performance.

NM - Not meaningful
Anthrax MCM
Anthrax MCM sales increased $34.0 million, or 155%, to $55.9 million for the three months ended March 31, 2024. The increase reflects the impact of timing of sales related to CYFENDUS® and BioThrax®. Anthrax vaccine product sales are primarily made under annual purchase options exercised by the USG. Fluctuations in revenues result from the timing of the exercise of annual purchase options, the timing of USG purchases, the availability of governmental funding and Company delivery of orders that follow.

Smallpox MCM
Smallpox MCM sales increased $43.0 million to $50.2 million for the three months ended March 31, 2024. The increase was primarily due to higher VIGIV and ACAM2000® sales due to timing. Fluctuations in revenues from Smallpox MCM result from the timing of the exercise of annual purchase options in the existing procurement contracts, the timing of USG purchases, the availability of governmental funding and Company delivery of orders that follow.
Other Products
Other Products sales increased $41.2 million to $49.3 million for the three months ended March 31, 2024. The increase was primarily due to higher BAT and RSDL® product sales due to timing.
Cost of MCM Product Sales and Gross Margin
Cost of MCM product sales increased $6.8 million, or 12%, to $62.2 million for the three months ended March 31, 2024. The increase was primarily due to higher sales of BAT®, VIGIV, BioThrax® and CYFENDUS®, partially offset by a decrease in shutdown costs.
MCM Product gross margin increased $111.4 million to $93.2 million for the three months ended March 31, 2024. MCM Product gross margin percentage increased 109 percentage points to 60% for the three months ended March 31, 2024. The increase in gross margin percentage was primarily due to a favorable sales mix which was weighted more heavily towards higher margin products and a decrease in shutdown costs compared to the prior quarter. MCM Product segment adjusted gross margin excludes the impacts of non-cash items related to changes in the fair value of contingent consideration of $0.5 million and restructuring costs of $(0.1) million.
SERVICES SEGMENT

	Services Segment
	Three Months Ended March 31,
(dollars in millions)	2024	2023	% Change
Revenues	$18.5	$14.4	28%
Cost of services	$30.3	$51.7	(41%)
Gross margin (1)	$(11.8)	$(37.3)	68%
Gross margin % (1)	(64)%	(259)%

Add back:
Restructuring costs	(0.2)	—	NM

Segment adjusted gross margin (2)	$(12.0)	$(37.3)	68%
Segment adjusted gross margin % (2)	(65)%	(259)%

(1) Gross margin is calculated as revenues less cost of sales. Gross margin % is calculated as gross margin divided by revenues.
(2) Segment adjusted gross margin, which is a non-GAAP financial measure, is calculated as gross margin plus restructuring costs and non-cash items related to changes in fair value of contingent consideration. Segment adjusted gross margin percentage, which is a non-GAAP financial measure, is calculated as segment adjusted gross margin divided by revenues. The Company’s management utilizes segment adjusted gross margin and segment adjusted gross margin percentage for purposes of evaluating our ongoing operations and for internal planning and forecasting purposes. We believe that these non-GAAP operating measures, when reviewed collectively with our GAAP financial information, provide useful supplemental information to investors in assessing our operating performance.

NM - Not meaningful
Three Months Ended March 31, 2024 Compared with Three Months Ended March 31, 2023
Services Revenues
Bioservices revenues increased $5.7 million, or 45%, to $18.3 million for the three months ended March 31, 2024. The increase was driven by an increase in production at the Company's Camden facility, partially offset by decreases in production at the Company’s Canton and Winnipeg facilities.

Bioservices lease revenues decreased $1.6 million, or 89%, to $0.2 million for the three months ended March 31, 2024. The decrease was related to the completion of a lease for a Bioservices customer at our Canton facility.
Cost of Services and Gross Margin
Cost of services decreased $21.4 million, or 41%, to $30.3 million for the three months ended March 31, 2024. The decrease was primarily due to a reduction in overhead costs at the Company’s Camden and Bayview facilities, coupled with no production activities at the Company’s Canton facility. The decrease in costs at the Camden facility was partially offset by increases in production activity following the remediation of matters related to the FDA’s warning letter regarding the Camden facility, which was closed out in October 2023.
Services gross margin increased $25.5 million, or 68%, to $(11.8) million for the three months ended March 31, 2024. Services gross margin percentage increased 195 percentage points to (64)% for the three months ended March 31, 2024. The increase was primarily due to a reduction in overhead costs at the Company’s Camden and Bayview facilities, coupled with an increase in production at our Camden facility due to the remediation of matters related to the FDA’s warning letter referenced above. Services segment adjusted gross margin excludes the impacts of restructuring costs of $(0.2) million.
OTHER REVENUE
Three Months Ended March 31, 2024 Compared with Three Months Ended March 31, 2023
Contracts and Grants
Contracts and grants revenue increased $1.5 million, or 23%, to $8.0 million for the three months ended March 31, 2024. The increase was due to development work in connection with EbangaTM, partially offset by the close out of other development initiatives.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Our financial condition is summarized as follows:

	March 31,	December 31,
(dollars in millions)	2024	2023	Change %
Financial assets:
Cash and cash equivalents	$78.5	$111.7	(30)%

Borrowings:
Debt, current portion	$459.2	$413.7	11%
Debt, net of current portion	446.7	446.5	—%
Total borrowings	$905.9	$860.2	5%

Working capital:
Current assets	$682.4	$679.5	—%
Current liabilities	630.2	651.3	(3)%
Total working capital	$52.2	$28.2	85%

Principal Sources of Capital Resources
We have historically financed our operating and capital expenditures through existing cash and cash equivalents, cash from operations, development contracts and grant funding and borrowings under our Revolving Credit Facility, our Term Loan Facility, and other lines of credit we have established from time to time. We also obtain financing from the sale of our common stock upon exercise of stock options and participation in an at-the-market equity offering program that we entered into on May 17, 2023 (the "ATM Program"). As of March 31, 2024, we had unrestricted cash and cash equivalents of $78.5 million and remaining capacity under our Revolving Credit Facility of $0.3 million.
Going Concern
The consolidated financial statements have been prepared on the going concern basis of accounting, which assumes the Company will continue to operate as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.
As of March 31, 2024, there was $264.2 million outstanding on the Company’s senior revolving credit facility (“Revolving Credit Facility”) and $194.2 million on the senior term loan facility (“Term Loan Facility” and together with the Revolving Credit Facility, the “Senior Secured Credit Facilities”) that mature in May 2025 and the Senior Credit Facilities were subject to a forbearance agreement as described below, with respect to the Company’s noncompliance with certain operational and financial covenants. As of March 31, 2024, the Company had $78.5 million in cash and cash equivalents. As a result of these factors, the Company determined that there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The evaluation considered the potential mitigating effects of management’s plans that have not been fully implemented. Management has evaluated the mitigating effects of its plans to determine if it is probable that (1) the plans will be effectively implemented within one year after the date the financial statements are issued, and (2) when implemented, the plans will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern. Management's plans include (A) further amending the Senior Secured Credit Facilities, and (B) improving operating performance, reducing working capital and the potential of the sale of assets to pay down the Senior Secured Credit Facilities before they become due. As neither plan is in the complete control of management, neither is probable of occurring. In this regard, management may not be able to further amend the Senior Secured Facilities or find a buyer for the assets it is willing to divest and may not be able to close on any asset sale for which management is able to reach an agreement with a buyer. As a result, the Company may be unable to meet its obligations as they become due. In addition, any asset sales that are completed could have potential negative impacts on the Company's future operating cash flows and profitability.
Debt Covenants
The Senior Secured Credit Facilities mature in May 2025, and provide for (1) revolving credit commitments, (2) a term loan, and (3) the issuance of commercial letters of credit. As of March 31, 2024, the Company had $458.4 million outstanding under the Senior

Secured Credit Facilities. As of March 31, 2024, the Company was not in compliance with the minimum consolidated EBITDA covenant under the Senior Secured Credit Facilities and did not expect to satisfy a covenant requiring it to raise not less than $75.0 million through issuance of equity and/or unsecured indebtedness by April 30, 2024. In addition, the Company was required to deliver audited annual financial statements without a “going concern” explanatory paragraph with respect to its financial statements for the year ended December 31, 2023, which was not achieved. However, on February 29, 2024, the requisite lenders agreed to enter into a Forbearance Agreement and Sixth Amendment to Amended and Restated Credit Agreement (the “Forbearance Agreement and Amendment”) with the Company, which included a limited waiver of certain events of default, including those that resulted from (a) any violation of the financial covenants set forth in the Senior Secured Credit Facilities with respect to the fiscal quarter ending December 31, 2023 and the fiscal quarter ending March 31, 2024 and (b) the going concern explanatory paragraph contained in the audited financial statements for the year ended December 31, 2023. This forbearance period (the “Forbearance Period”) expired on April 30, 2024.
On April 29, 2024, the requisite lenders agreed to enter into a Consent, Waiver and Seventh Amendment to the Amended and Restated Credit Agreement (the “Seventh Amendment”) with the Company. The Seventh Amendment, among other things: (a) reduces available commitments under the Revolving Credit Facility to $270.0 million through July 30, 2024, to $225.0 million from July 31, 2024 through October 30, 2024, and to $200.0 million on October 31, 2024 and thereafter; (b) amends the interest rate benchmark in the definition of Applicable Margin from (i) 5.00% per annum to 7.00% per annum with respect to Base Rate Loans and (ii) 6.50% per annum to 8.50% per annum with respect to SOFR Loans, RFR Loans and Eurocurrency Rate Loans; and (c) requires the Company to raise equity or unsecured indebtedness of at least $85.0 million by July 31, 2024 (or such later date on or before September 29, 2024 as agreed to by the Administrative Agent), provided that such requirement will be reduced by the aggregate net cash proceeds received from certain dispositions that are applied to reduce amounts outstanding under the Revolving Credit Facility. There is no guarantee the Company will be able to meet the capital raise requirement by the stated deadline.
In addition, pursuant to the Seventh Amendment, the Company is obligated to apply 100% of the aggregate net cash proceeds received from certain dispositions to the prepayment of amounts outstanding under the Revolving Credit Facility, except where such proceeds exceed $85,000,000, in which case such mandatory prepayment of the Revolving Credit Facility will no longer be required. Mandatory prepayment of the Term Loan Facility will not be required unless and until the aggregate net proceeds from such dispositions exceed $85,000,000, at which point 100% of such proceeds must be used toward repayment of amounts outstanding under the Term Loan Facility.
Under the Seventh Amendment, the Company is also subject to (a) a monthly minimum consolidated EBITDA covenant through May 15, 2025 and a monthly maximum capital expenditures covenant through March 31, 2025, (b) a minimum liquidity requirement, and (c) additional financial statement reporting and business plan forecast obligations. In connection with the entry into the Seventh Amendment, the Company paid an amendment fee of an aggregate amount equal to 0.5% of the total credit exposure as of the Seventh Amendment effective date and will be required to pay an additional amendment fee of 1.0% of total credit exposure at December 1, 2024 and each month thereafter. The Senior Secured Credit Facilities and the Company’s other debt facilities are described in more detail below in Note 9, “Debt.”
If we default under the Senior Secured Credit Facilities, the lenders would have the right to accelerate the repayment of borrowings under the Senior Secured Credit Facilities, which would result in a cross-default of the Company’s obligations under the 3.875% Senior Unsecured Notes due 2028 (the “Senior Unsecured Notes”). If the Company would be unable to obtain additional waivers or forbearance of such covenants or defaults, to successfully renegotiate the terms of the Senior Secured Credit Facilities, or to cure the potential covenant breach or default, and the lenders enforced one or more of their rights upon default and/or the default resulted in a cross-default under the Senior Unsecured Notes, the Company would be unable to meet its obligations under those agreements and would likely be forced into insolvency proceedings.
Based on the facts and circumstances described above, there can be no assurance that the Company would be able to comply with its debt covenants in the future. As a result, the Company continues to evaluate a number of factors related to its ability to continue as a going concern, including its ability to comply with the terms and operating and financial covenants required by the Senior Secured Credit Facilities, its ability to satisfy the capital raise requirement, other market conditions, economic conditions, particularly in the pharmaceutical and biotechnology industry, and disruptions or volatility caused by factors such as regional conflicts, inflation, and supply chain disruptions. The Company has engaged legal and financial advisors to assist with a comprehensive review of alternatives to enhance its capital structure, which may include taking steps to cure any potential defaults or seeking forbearance, waivers, further cost reductions, asset sales, restructurings or other alternatives to avoid an event of default.
At-the-Market Equity Offering Facility
The Company may, from time to time, sell up to $150.0 million aggregate gross sales price of shares of its common stock through Evercore Group L.L.C. and RBC Capital Markets, LLC, as sales agents, under the ATM Program that we entered into on May 17,

2023. There were no sales of the Company’s common stock under the ATM Program during the three months ended March 31, 2024. As a result of the delayed filing of certain of the Company’s periodic reports with the SEC in 2023, the Company is not currently eligible to sell any shares under the ATM Program until the Company have timely filed certain periodic reports required under the Securities Exchange Act of 1934 for 12 consecutive months. Between the entry into the ATM Program and March 31, 2024, we sold 1.1 million shares of the Company’s common stock under the ATM Program for gross proceeds of $9.1 million, representing an average price of $8.22 per share. As of March 31, 2024, $140.9 million aggregate gross sales price of shares of the Company’s common stock remains available for issuance under the ATM Program. The Company intends to use proceeds obtained from the sale of shares under the ATM Program for general corporate purposes.
Cash Flows
The following table provides information regarding our cash flows for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(in millions)	2024	2023
Net cash provided by (used in):
Operating activities	$(62.6)	$(184.0)
Investing activities	(10.8)	(15.1)
Financing activities	40.7	(10.5)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	(0.2)
Net change in cash, cash equivalents and restricted cash	$(32.7)	$(209.8)
Operating Activities:
Net cash used in operating activities for the three months ended March 31, 2024 decreased $121.4 million as compared with the three months ended March 31, 2023. The decrease in net cash used in operating activities was primarily due to an increase in revenues during the period, partially offset by negative working capital changes of $97.5 million, driven by cash collection not keeping pace with the increase in revenues and a decrease in accrued compensation balances.
Investing Activities:
Net cash used in investing activities for the three months ended March 31, 2024 decreased $4.3 million as compared with the three months ended March 31, 2023. The decrease in net cash used in investing activities was attributable due to a $4.3 million reduction in purchases of property, plant and equipment.
Financing Activities:
Net cash provided by financing activities for the three months ended March 31, 2024 increased $51.2 million as compared with the three months ended March 31, 2023. The increase in net cash provided by financing activities was primarily due to an increase in proceeds of $50.0 million under our Revolving Credit Facility, a reduction of $4.5 million in principal payments on our Term Loan Facility and a $1.7 million reduction in taxes paid for share-based comp activity, partially offset by increased principal payments of $5.0 million on our Revolving Credit Facility.
Debt
As of March 31, 2024, the Company has $909.2 million of fixed and variable rate debt with varying maturities. See Note 9, “Debt” in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1, of this Form 10-Q for further discussion.
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

•proceeds from potential asset sales; and
•our Senior Secured Credit Facilities and any replacement or other lines of credit we may establish from time to time.
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
If we raise funds by issuing equity securities, including through the ATM Program, our stockholders may experience dilution. Public or bank debt financing, if available, may involve agreements that include covenants, like those contained in our Senior Unsecured Notes and the Senior Secured Credit Facilities, which could limit or restrict our ability to take specific actions, such as incurring additional debt, making capital expenditures, pursuing acquisition opportunities, buying back shares or declaring dividends. If we raise funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish valuable rights to our technologies or product candidates or grant licenses on terms that may not be favorable to us.
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
Unused Credit Capacity
Available room under the Revolving Credit Facility as of March 31, 2024 and December 31, 2023 was:

(in millions)	March 31, 2024	December 31, 2023
Total Capacity	$270.0	$300.0
Less:
Outstanding Letters of Credit	5.5	0.5
Outstanding Indebtedness	264.2	219.2
Unused Capacity	$0.3	$80.3
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For a discussion of additional risks arising from our operations, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, under the heading “Item 1A. Risk Factors” in addition to updates contained in “Item 1A-Risk Factors” of this Quarterly Report on Form 10-Q.
Market risk
We have interest rate and foreign currency market risk. Because of the short-term maturities of our cash and cash equivalents, we believe that an increase in market rates would likely not have a significant impact on the realized value of our investments.

Interest rate risk
We have debt with a mix of fixed and variable rates of interest and we are satisfied with the current fix-float mix of the Company's debt portfolio. Floating rate debt carries interest based generally on the eurocurrency rate, as defined in our Amended and Restated Credit Agreement, as amended from time to time, plus an applicable margin. Increases in interest rates could result in an increase in interest payments for our floating rate debt. See Note 9, "Debt" in the Notes to Consolidated Financial Statements in Part I, Item 1. of this Form 10-Q.
From time to time, we may use derivative instruments to manage our interest rate risk and market risk exposure.
We have assessed our exposure to changes in interest rates by analyzing the sensitivity to our operating results assuming various changes in market interest rates. A hypothetical increase of one percentage point in the eurocurrency rate as of March 31, 2024 would increase our interest expense by approximately $4.1 million annually.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2024, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in internal control over financial reporting
There have been no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act that occurred during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Note 15, “Litigation” in Part I, Item 1, of this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS
The Company’s Annual Report on Form 10-K for the year ended December 31, 2023 contains disclosure regarding the risks and uncertainties related to the Company’s business under the heading Item 1A. Risk Factors. There have been no material changes to the Company’s risk factors as presented in the Company’s 2023 Form 10-K, except as described below:
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

We may not have sufficient funds or be able to obtain additional financing to pay the amounts due under our indebtedness. In addition, failure to comply with the covenants under our Senior Secured Credit Facilities and other debt agreements, including the maintenance of a specified consolidated net leverage ratio, debt service coverage ratio, consolidated EBITDA level, minimum liquidity level, maximum capital expenditure level and required liquidity raise under our Senior Secured Credit Facilities, the additional terms and conditions imposed by the Seventh Amendment could result in an event of default under those agreements. An event of default could result in the acceleration of amounts due under a particular debt agreement and a cross-default and acceleration under other debt agreements, and we may not have sufficient funds to pay or be able to obtain additional financing to make any accelerated payments.
Our current indebtedness restricts and any additional debt financing may restrict the operation of our business and limit the cash available for investment in our business operations.

The Senior Secured Credit Facilities include the Term Loan Facility, which had an outstanding principal balance of $194.2 million as of March 31, 2024, and the ability to borrow up to $270.0 million under our Revolving Credit Facility, under which we had $264.2 million of outstanding borrowings as of March 31, 2024. The available commitments under our Revolving Credit Facility will decrease to $225.0 million on July 31, 2024, and $200.0 million on October 31, 2024. In addition, on August 7, 2020, we completed an offering of $450.0 million aggregate principal amount of Senior Unsecured Notes. We may also seek additional debt financing to support our ongoing activities or to provide additional financial flexibility. Debt financing can have significant adverse consequences for our business, including:
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

In addition, our Senior Secured Credit Facilities and our Senior Unsecured Notes each contain cross-default provisions whereby a default under one agreement would likely result in cross defaults under agreements covering other indebtedness. For example, if we default under the Senior Secured Credit Facilities, the lenders would have the right to accelerate the repayment of borrowings under the Senior Secured Credit Facilities, which would result in a cross-default and acceleration of the Company’s obligations under the Senior Unsecured Notes. The occurrence of a default under any of these arrangements would permit the holders of the notes or the lenders under our Senior Secured Credit Facilities to declare all amounts outstanding under those borrowing arrangements to be immediately due and payable, and there is no assurance that we would have sufficient funds to satisfy any such accelerated obligations.
We require significant additional funding to be able to continue as a going concern and we may be unable to raise capital when needed or on acceptable terms, which would harm our ability to grow our business, and our results of operations and financial condition. In addition, any capital we raise may result in dilution to our current stockholders.

As of March 31, 2024, we had unrestricted cash and cash equivalents of $78.5 million and remaining capacity under our Revolving Credit Facility of $0.3 million. Also as of March 31, 2024, there was $264.2 million outstanding on our Revolving Credit Facility and $194.2 million on our Term Loan Facility that mature in May 2025. As of March 31, 2024, we were not in compliance with the minimum consolidated EBITDA covenant under the Senior Secured Credit Facilities and did not expect to satisfy a covenant requiring us to raise not less than $75.0 million through the issuance of equity and/or unsecured indebtedness by April 30, 2024. In addition, we were required to deliver audited annual financial statements without a “going concern” explanatory paragraph with respect to our financial statements for the year ended December 31, 2023, which was not achieved. As a result of these factors, the Company determined that there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements included in this Quarterly Report on Form 10-Q were issued.
On April 29, 2024, the requisite lenders agreed to enter into the Seventh Amendment with the Company. The Seventh Amendment, among other things: (a) reduces available commitments under the Revolving Credit Facility from $270.0 million through July 30, 2024, to $225.0 million from July 31, 2024 through October 30, 2024, and to $200.0 million on October 31, 2024 and thereafter; (b) amends the interest rate benchmark in the definition of Applicable Margin from (i) 5.00% per annum to 7.00% per annum with respect to Base Rate Loans and (ii) 6.50% per annum to 8.50% per annum with respect to SOFR Loans, RFR Loans and Eurocurrency Rate Loans; and (c) in lieu of the $75.0 million capital raise referenced above, requires the Company to raise equity or unsecured indebtedness of at least $85.0 million by July 31, 2024 (or such later date on or before September 29, 2024 as agreed to by the Administrative Agent), provided that such requirement will be reduced by the aggregate net cash proceeds received from certain dispositions that are applied to reduce amounts outstanding under the Revolving Credit Facility. Under the Seventh Amendment, the Company is also subject to (a) a monthly minimum consolidated EBITDA covenant through May 15, 2025 and a monthly maximum capital expenditures covenant through March 31, 2025, (b) a minimum liquidity requirement and (c) additional financial statement reporting and business plan forecast obligations.
The Company may be unable to comply with debt covenants in future periods without additional sources of liquidity or future amendments to or forbearance arrangements under the Credit Agreement. We will need to obtain substantial additional funding in connection with our continuing operations, which cannot be assured.
If our capital resources are insufficient to meet our future capital requirements, we will need to finance our cash needs through public or private equity or debt offerings, bank loans or collaboration and licensing arrangements. In August 2021, we filed a shelf registration statement, which immediately became effective under SEC rules. As a result of the delayed filing of certain of our periodic reports with the SEC, we are not currently eligible to register the offer and sale of our securities using the shelf registration statement or sell any shares under the ATM Program, and we will not become eligible until we have timely filed certain periodic reports required under the Exchange Act for 12 consecutive calendar months. There can be no assurance that we will be eligible to file a shelf registration statement or to have such a shelf registration statement become effective after such period, which may inhibit our ability to access the capital markets to raise funds.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Recent sales of unregistered securities
Not applicable.
Use of proceeds
Not applicable.
Purchases of equity securities
Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
During the three months ended March 31, 2024, none of the Company's directors or Section 16 reporting officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).
ITEM 6. EXHIBITS
The exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index immediately preceding the exhibits hereto.

Exhibit Index

Exhibit Number	Description
10.1 #
Seventh Amendment to the Amended and Restated Credit Agreement, dated April 29, 2024, among Emergent BioSolutions Inc., the guarantors party thereof, the lenders party thereof, and Wells Fargo Bank, National Association, as administrative agent.

10.2 #	Award/Contract, effective January 9, 2024 (BioThrax IDIQ Contract), from the United States Department of Defense to Emergent Biodefense Operations Lansing LLC.
10.3 #	Delivery Order 1, effective January 22, 2024 to the BioThrax IDIQ Contract.
10.4 #	Modification No. 1, effective February 13, 2024 to the BioThrax IDIQ Contract.
10.5 #	Modification No. 2, effective March 21, 2024 to the BioThrax IDIQ Contract.
31.1 #	Certification of the Chief Executive Officer, pursuant to Exchange Act Rule 13a-14(a).
31.2 #	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).
32.1 #	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 #	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 #
The following financial information related to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statement of Changes in Stockholders' Equity; and (vi) the related Notes to the Condensed Consolidated Financial Statements.

104 #	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101.
#	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMERGENT BIOSOLUTIONS INC.

By: /s/JOSEPH C. PAPA Joseph C. Papa President. Chief Executive Officer and Director (Principal Executive Officer)

Date: May 1, 2024

By: /s/RICHARD S. LINDAHL Richard S. Lindahl Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Date: May 1, 2024