Form 10-Q
period 2024-06-30
Emergent BioSolutions Inc.
filed 2024-08-07
CIK 1367644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 30, 2024, the registrant had 52,906,624 shares of common stock outstanding.

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
•the availability of government funding for our other commercialized products, including EbangaTM (ansuvimab-zykl) and BAT® (Botulism Antitoxin Heptavalent (A,B,C,D,E,F,G)-(Equine));
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
•our ability to comply with the operating and financial covenants and the capital raise requirements by the stated deadline required by our revolving credit facility (the "Revolving Credit Facility") and our term loan facility (the "Term Loan Facility" and, together with the Revolving Credit Facility, the "Senior Secured Credit Facilities") under a senior secured credit agreement, dated October 15, 2018, between the Company and multiple lending institutions, as amended, as well as our 3.875% Senior Unsecured Notes due 2028 (the "Senior Unsecured Notes");
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
•our ability to realize the expected benefits of the sale of our travel health business to Bavarian Nordic, the pending sale of our Drug Product facility in Baltimore-Camden to Bora Pharmaceuticals Injectibles Inc., a subsidiary of Bora Pharmaceuticals Co., Ltd. (“Bora”) and the sale of RSDL® (Reactive Skin Decontamination Lotion) to BTG International Inc., a subsidiary of SERB Pharmaceuticals (collectively, “SERB”);
•the impact of the organizational changes we announced in January 2023, August 2023 and May 2024;
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
NOTE REGARDING TRADE NAMES
Emergent®, BioThrax®, BaciThrax®, BAT®, Trobigard®, Anthrasil®, CNJ-016®, ACAM2000®, NARCAN®, CYFENDUS®, TEMBEXA® and any and all Emergent BioSolutions Inc. brands, products, services and feature names, logos and slogans are trademarks or registered trademarks of Emergent BioSolutions Inc. or its subsidiaries in the United States or other countries. All other brands, products, services and feature names or trademarks are the property of their respective owners, including RSDL® (Reactive Skin Decontamination Lotion), which was acquired by SERB on July 31, 2024.

ITEM 1. FINANCIAL STATEMENTS
Emergent BioSolutions Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions, except per share amounts)

	June 30, 2024	December 31, 2023
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$69.7	$111.7
Restricted cash	1.3	—
Accounts receivable, net	196.3	191.0
Inventories, net	317.5	328.9
Prepaid expenses and other current assets	36.0	47.9
Assets held for sale	33.7	—
Total current assets	654.5	679.5

Property, plant and equipment, net	306.2	382.8
Intangible assets, net	534.1	566.6
Other assets	18.7	194.3
Total assets	$1,513.5	$1,823.2

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$95.9	$112.2
Accrued expenses	17.2	18.6
Accrued compensation	66.7	74.1
Debt, current portion	415.2	413.7
Other current liabilities	14.6	32.7
Liabilities held for sale	10.1	—
Total current liabilities	619.7	651.3

Debt, net of current portion	447.0	446.5
Deferred tax liability	34.8	47.2
Other liabilities	25.7	28.9
Total liabilities	1,127.2	1,173.9

Stockholders' equity:
Preferred stock, $0.001 par value per share; 15.0 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value per share; 200.0 shares authorized, 58.5 and 57.8 shares issued; 52.9 and 52.2 shares outstanding, respectively	0.1	0.1
Treasury stock, at cost, 5.6 and 5.6 common shares, respectively	(227.7)	(227.7)
Additional paid-in capital	915.3	904.4
Accumulated other comprehensive loss, net	(5.5)	(5.7)
Accumulated deficit	(295.9)	(21.8)
Total stockholders’ equity	386.3	649.3
Total liabilities and stockholders’ equity	$1,513.5	$1,823.2
See accompanying notes to condensed consolidated financial statements.

Emergent BioSolutions Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(unaudited, in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Commercial Product sales	$120.0	$137.9	$238.5	$244.1
MCM Product sales	63.4	164.3	218.8	201.5
Total Product sales, net	183.4	302.2	457.3	445.6
Bioservices:
Services	64.5	26.4	82.8	39.0
Leases	0.2	2.7	0.4	4.5
Total Bioservices revenues	64.7	29.1	83.2	43.5
Contracts and grants	6.6	6.6	14.6	13.1
Total revenues	254.7	337.9	555.1	502.2

Operating expenses:
Cost of Commercial Product sales	53.4	54.4	105.5	100.2
Cost of MCM Product sales	31.1	80.5	93.3	135.9
Cost of Bioservices	211.6	55.7	241.9	107.4
Impairment of long-lived assets	27.2	306.7	27.2	306.7
Research and development	32.7	26.0	47.8	66.7
Selling, general and administrative	85.9	91.4	170.6	192.7
Amortization of intangible assets	16.3	16.1	32.5	33.1
Total operating expenses	458.2	630.8	718.8	942.7

Loss from operations	(203.5)	(292.9)	(163.7)	(440.5)

Other income (expense):
Interest expense	(23.6)	(28.6)	(47.9)	(46.5)
Gain (loss) on sale of business and assets held for sale	(40.0)	74.9	(40.0)	74.9
Other, net	(2.7)	(3.6)	(6.1)	1.3
Total other income (expense), net	(66.3)	42.7	(94.0)	29.7

Loss before income taxes	(269.8)	(250.2)	(257.7)	(410.8)
Income tax provision	13.3	11.2	16.4	36.8
Net loss	$(283.1)	$(261.4)	$(274.1)	$(447.6)

Net loss per common share
Basic	$(5.38)	$(5.16)	$(5.23)	$(8.86)
Diluted	$(5.38)	$(5.16)	$(5.23)	$(8.86)

Weighted average shares outstanding
Basic	52.6	50.7	52.4	50.5
Diluted	52.6	50.7	52.4	50.5
See accompanying notes to condensed consolidated financial statements.

Emergent BioSolutions Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Loss
(unaudited, in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(283.1)	$(261.4)	$(274.1)	$(447.6)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net	—	2.6	0.2	2.5
Unrealized losses on hedging activities	—	1.2	—	(3.2)
Reclassification adjustment for gains on hedging activities	—	(2.9)	—	(0.5)
Reclassification adjustment for gains on pension benefit obligation	—	(3.5)	—	(3.5)
Total other comprehensive income (loss), net of tax	—	(2.6)	0.2	(4.7)
Comprehensive loss, net of tax	$(283.1)	$(264.0)	$(273.9)	$(452.3)
See accompanying notes to condensed consolidated financial statements.

Emergent BioSolutions Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(unaudited, in millions)

	Six Months Ended June 30,
	2024	2023
Operating Activities
Net loss	$(274.1)	$(447.6)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	11.4	15.1
Depreciation and amortization	56.4	67.5
Change in fair value of contingent obligations, net	0.6	0.7
Amortization of deferred financing costs	11.9	9.9
Deferred income taxes	(12.4)	(6.4)
Loss (gain) on sale of business and assets held for sale	40.0	(74.9)
Impairment of long-lived assets	27.2	306.7
Other	15.5	9.5
Changes in operating assets and liabilities:
Accounts receivable	(29.6)	(129.8)
Inventories	(17.5)	(24.9)
Prepaid expenses and other assets	160.0	(17.8)
Accounts payable	0.2	10.9
Accrued expenses and other liabilities	3.8	(13.8)
Long-term incentive plan accrual	1.9	2.4
Accrued compensation	(7.0)	(12.4)
Income taxes receivable and payable, net	16.1	14.2
Contract liabilities	(19.5)	(7.7)
Net cash used in operating activities	(15.1)	(298.4)
Investing Activities
Purchases of property, plant and equipment	(15.4)	(27.6)
Proceeds from sale of business, net	—	270.2
Net cash provided by (used in) investing activities	(15.4)	242.6
Financing Activities
Proceeds from revolving credit facility	65.0	—
Principal payments on revolving credit facility	(61.5)	(347.8)
Principal payments on term loan facility	(7.9)	(156.8)
Proceeds from share-based compensation activity	0.7	1.3
Taxes paid for share-based compensation activity	(0.6)	(2.3)
Debt issuance costs	(5.9)	—
Proceeds from at-the-market sale of stock, net of commissions and expenses	—	8.2
Net cash used in financing activities:	(10.2)	(497.4)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	(0.8)
Net change in cash, cash equivalents and restricted cash	(40.7)	(554.0)
Cash, cash equivalents and restricted cash, beginning of period	111.7	642.6
Cash, cash equivalents and restricted cash, end of period	$71.0	$88.6
Supplemental cash flow disclosures:
Cash paid for interest	$36.0	$38.8
Cash paid for income taxes	$25.9	$26.9
Non-cash investing and financing activities:
Purchases of property, plant and equipment unpaid at period end	$2.9	$7.7
Gain on extinguishment of debt	$0.3	$—
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$69.7	$88.6
Restricted cash	1.3	—
Total	$71.0	$88.6
See accompanying notes to condensed consolidated financial statements.

Emergent BioSolutions Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders' Equity
(unaudited, in millions)

	$0.001 Par Value Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	57.8	$0.1	(5.6)	$(227.7)	$904.4	$(5.7)	$(21.8)	$649.3
Net income	—	$—	—	$—	$—	$—	$9.0	$9.0
Share-based compensation activity	0.2	—	—	—	5.4	—	—	5.4
Other comprehensive income, net of tax	—	—	—	—	—	0.2	—	0.2
Balance at March 31, 2024	58.0	$0.1	(5.6)	$(227.7)	$909.8	$(5.5)	$(12.8)	$663.9
Net loss	—	$—	—	$—	$—	$—	$(283.1)	$(283.1)
Share-based compensation activity	0.5	—	—	—	5.5	—	—	5.5
Balance at June 30, 2024	58.5	$0.1	(5.6)	$(227.7)	$915.3	$(5.5)	$(295.9)	$386.3

	$0.001 Par Value Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	55.7	$0.1	(5.6)	$(227.7)	$873.5	$3.1	$738.7	$1,387.7
Net loss	—	$—	—	$—	$—	$—	$(186.2)	$(186.2)
Share-based compensation activity	0.3	—	—	—	4.7	—	—	4.7
Other comprehensive loss, net of tax	—	—	—	—	—	(2.1)	—	(2.1)
Balance at March 31, 2023	56.0	$0.1	(5.6)	$(227.7)	$878.2	$1.0	$552.5	$1,204.1
Net loss	—	$—	—	$—	$—	$—	$(261.4)	$(261.4)
Share-based compensation activity	0.3	—	—	—	9.4	—	—	9.4
At-the-market sale of stock, net of commissions and expenses	1.1	—	—	—	8.2	—	—	8.2
Other comprehensive loss, net of tax	—	—	—	—	—	(2.6)	—	(2.6)
Balance at June 30, 2023	57.4	$0.1	(5.6)	$(227.7)	$895.8	$(1.6)	$291.1	$957.7
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
The Company is focused on the following four PHT categories: chemical, biological, radiological, nuclear and explosives ("CBRNE"); emerging infectious diseases ("EID"); emerging health crises; and acute, emergency and community care. As of June 30, 2024, the Company has a product portfolio of 11 products (vaccines, therapeutics, and drug-device combination products). The revenues generated by the products comprise a substantial portion of the Company's revenue. The Company structures its business with a focus on markets and customers. As such, the key components of the business structure include the following four product and service categories: NARCAN® commercial product, Anthrax - Medical Countermeasures (“MCM") Products, Smallpox - MCM products and Emergent Bioservices (CDMO) ("Bioservices").
The Company’s business is organized in three reportable operating segments: (1) a Commercial Products segment consisting of NARCAN® Nasal Spray and other commercial products, which were sold as part of our travel health business in the second quarter of 2023 (see Note 4, "Divestiture" for more information on the sale of the travel health business); (2) a MCM Products segment consisting of our Anthrax - MCM, Smallpox - MCM and Other Products, described below and (3) a Services segment consisting of our Bioservices offerings (see Note 17, "Segment information" for more information on our reportable segments).
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
Sale of Travel Health Business
On May 15, 2023, the Company completed the sale of its Commercial Products segment's travel health business, including rights to Vivotif®, the licensed typhoid vaccine; Vaxchora®, the licensed cholera vaccine; the development-stage chikungunya vaccine candidate CHIKV VLP; the Company’s manufacturing site in Bern, Switzerland; and certain of its development facilities in San Diego, California. For additional information, refer to Note 4, "Divestiture".
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
•RSDL® (Reactive Skin Decontamination Lotion) kit, the only medical device cleared by the FDA that is intended to remove or neutralize chemical warfare agents from the skin, including: tabun, sarin, soman, cyclohexyl sarin, VR, VX, mustard gas and T-2 toxin. On July 31, 2024, the Company entered into the Stock and Asset Purchase Agreement (the “RSDL® Agreement”) with SERB Pharmaceuticals, through its wholly owned subsidiary BTG International Inc. (collectively, “SERB”), pursuant to which, among other things, the Company sold its worldwide rights to RSDL®, to SERB (the “RSDL® Transaction”). See Note 18, “Subsequent events” for more information about the RSDL Transaction; and
•Trobigard® atropine sulfate, obidoxime chloride auto-injector, a combination drug-device auto-injector procured product candidate that contains atropine sulfate and obidoxime chloride. On April 2, 2024, the Belgium Federal Agency for Medicines and Health Products acknowledged and confirmed Emergent’s request to revoke the Market Authorization for the Trobigard Auto-Injector.
Services Segment:
Bioservices - CDMO
The Company’s services revenue consists of distinct but interrelated bioservices: drug substance manufacturing; drug product manufacturing (also referred to as "fill/finish" services) and packaging; development services including technology transfer, process and analytical development services; and, when necessary, suite reservation obligations. These services, which the Company refers to as "molecule-to-market" offerings, employ diverse technology platforms (mammalian, microbial, viral and plasma) across a network of seven geographically distinct development and manufacturing sites operated by the Company for its internal products and pipeline candidates and third-party bioservices. The Company services both clinical-stage and commercial-stage projects for a variety of third-party customers, including government agencies, innovative pharmaceutical companies, and non-government organizations. In August 2023, the Company initiated an organizational restructuring plan (the “August 2023 Plan”) which included actions to reduce investment in and de-emphasize focus on its Bioservices business. In May 2024, the Company initiated a further organizational restructuring plan (the “May 2024 Plan”) announcing the closure of the Company’s Baltimore-Bayview Drug Substance manufacturing facility and Rockville, Maryland Drug Product facility. Additionally, on June 20, 2024 the Company announced entry into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Bora Pharmaceuticals Injectibles Inc., a subsidiary of Bora Pharmaceuticals Co., Ltd. (“Bora”), under which the Company will sell its Drug Product facility in Baltimore-Camden (the “Camden Transaction”). See Note 3, “Assets and liabilities held for sale” and Note 5, “Impairment and restructuring charges” for more information related to these announcements.

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
All adjustments contained in the accompanying unaudited condensed consolidated financial statements are of a normal recurring nature and are necessary to present fairly the financial position of the Company as of June 30, 2024. Interim results are not necessarily indicative of results that may be expected for any other interim period or for an entire year.
Going concern
As of June 30, 2024, there was $222.7 million outstanding on the Company’s senior revolving credit facility (“Revolving Credit Facility”) and $190.3 million on the senior term loan facility (“Term Loan Facility” and together with the Revolving Credit Facility, the “Senior Secured Credit Facilities”) that mature in May 2025 and the Senior Credit Facilities are subject to a forbearance agreement as described below, with respect to the Company’s noncompliance with certain operational and financial covenants. As of June 30, 2024, the Company had $69.7 million in cash and cash equivalents. As a result of these factors, the Company determined that there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The evaluation considered the potential mitigating effects of management’s plans that have not been fully implemented. Management has evaluated the mitigating effects of its plans to determine if it is probable that (1) the plans will be effectively implemented within one year after the date the financial statements are issued, and (2) when implemented, the plans will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern. Management's plans include (A) further amending the Senior Secured Credit Facilities, and (B) improving operating performance, reducing working capital and the potential of the sale of assets to pay down the Senior Secured Credit Facilities before they become due. As neither plan is in the complete control of management, neither is probable of occurring. In this regard, management may not be able to further amend the Senior Secured Credit Facilities or find a buyer for the assets it is willing to divest and may not be able to close on any asset sale for which management is able to reach an agreement with a buyer. As a result, the Company may be unable to meet its obligations as they become due. In addition, any asset sales that are completed could have potential negative impacts on the Company's future operating cash flows and profitability.
Debt Covenants
The Senior Secured Credit Facilities mature in May 2025, and provide for (1) revolving credit commitments, (2) a term loan, and (3) the issuance of commercial letters of credit. As of March 31, 2024, the Company was not in compliance with the minimum consolidated EBITDA covenant under the Senior Secured Credit Facilities and did not satisfy a covenant requiring it to raise not less than $75.0 million through issuance of equity and/or unsecured indebtedness by April 30, 2024. In addition, the Company was required to deliver audited annual financial statements without a “going concern” explanatory paragraph with respect to its financial statements for the year ended December 31, 2023, which was not achieved. However, on February 29, 2024, the requisite lenders agreed to enter into a Forbearance Agreement and Sixth Amendment to Amended and Restated Credit Agreement (the “Forbearance Agreement and Amendment”) with the Company, which included a limited waiver of certain events of default, including those that resulted from (a) any violation of the financial covenants set forth in the Senior Secured Credit Facilities with respect to the fiscal quarter ending December 31, 2023 and the fiscal quarter ending March 31, 2024 and (b) the going concern explanatory paragraph contained in the audited financial statements for the year ended December 31, 2023. This forbearance period (the “Forbearance Period”) expired on April 30, 2024.

On April 29, 2024, the requisite lenders agreed to enter into a Consent, Waiver and Seventh Amendment to the Amended and Restated Credit Agreement (the “Seventh Amendment”) with the Company. The Seventh Amendment, among other things: (a) reduces available commitments under the Revolving Credit Facility to $240.0 million through July 30, 2024, to $210.0 million from July 31, 2024 through September 29, 2024, to $205.0 million from September 30, 2024 through October 30, 2024, to $180.0 million from October 31, 2024 through November 29, 2024, and to $170.0 million from November 30, 2024 and thereafter (in each case subject to potential limited additional borrowings from a specified reserve with the consent of the lenders); (b) amends the interest rate benchmark in the definition of Applicable Margin from (i) 5.00% per annum to 7.00% per annum with respect to Base Rate Loans and (ii) 6.50% per annum to 8.50% per annum with respect to SOFR Loans, RFR Loans and Eurocurrency Rate Loans; and (c) requires the Company to raise equity or unsecured indebtedness of at least $85.0 million by July 31, 2024 (or such later date on or before September 29, 2024 as agreed to by the Administrative Agent), provided that such requirement will be reduced by the aggregate net cash proceeds received from certain dispositions that are applied to reduce amounts outstanding under the Revolving Credit Facility. The Company expects to apply the proceeds from the Camden Transaction and the RSDL® Transaction to reduce borrowings under the Revolving Credit Facility in order to satisfy the capital raise requirement, the deadline for which was recently extended to September 29, 2024. There is no guarantee the Company will be able to meet the capital raise requirement by this deadline.
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
Under the Seventh Amendment, the Company is also subject to (a) a monthly minimum consolidated EBITDA covenant through May 15, 2025 and a monthly maximum capital expenditures covenant through March 31, 2025, (b) a minimum liquidity requirement and (c) additional financial statement reporting and business plan forecast obligations. In connection with the entry into the Seventh Amendment, the Company paid an amendment fee of an aggregate amount equal to 0.5% of the total credit exposure as of the Seventh Amendment effective date and will be required to pay an additional amendment fee of 1.0% of total credit exposure at December 1, 2024 and each month thereafter. The Senior Secured Credit Facilities and the Company’s other debt facilities are described in more detail below in Note 10, “Debt”. As of the date of these financial statements, the Company is in compliance with the terms of the Senior Secured Credit Facilities.
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

Significant accounting policies
During the six months ended June 30, 2024, there have been no significant changes to the Company's summary of significant accounting policies contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC that have materially impacted the presentation of the Company's financial statements.
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

3.     Assets and liabilities held for sale
On June 20, 2024, the Company announced that it had entered into the Asset Purchase Agreement to sell its Drug Product facility in Baltimore-Camden to an affiliate of Bora, a leading international pharmaceutical services company, for a total value of approximately $30.0 million. The Camden site, which is part of the Company’s Bioservices segment, has clinical and commercial non-viral aseptic fill/finish services on four fill lines, including lyophilization, formulation development, and support services. Alongside the facility, approximately 350 current Emergent employees are expected to join Bora as part of the transaction.
The Camden Transaction is expected to close in the third quarter of 2024, subject to the satisfaction or waiver of customary closing conditions.
In the accompanying Condensed Consolidated Balance Sheet as of June 30, 2024, the assets and liabilities that are expected to be conveyed in the Camden Transaction are classified as held for sale and are measured at the lower of (i) the carrying value of the disposal group and (ii) the fair value of the disposal group, less costs to sell. Effective with the designation of the Camden Transaction as held for sale on June 20, 2024, the Company suspended recording depreciation of property, plant and equipment and right-of-use assets while these assets are classified as held for sale. Any loss resulting from the measurement is recognized in the period the held for sale criteria are met. Conversely, gains are not recognized until the date of sale. The Company recognized a loss on assets held for sale of $40.0 million, including transaction costs of $3.9 million, during the three months ended June 30, 2024 in “Gain (loss) on sale of business and assets held for sale” within non-operating activities.
Assets and liabilities classified as held for sale in the Condensed Consolidated Balance Sheets as of June 30, 2024 consist of the following:

June 30, 2024
Assets held for sale:
Accounts receivable, net	$21.5
Inventories, net	28.9
Prepaid expenses and other current assets	0.5
Property, plant and equipment, net	22.1
Other assets	0.7
Valuation allowance	(40.0)
Total assets held for sale	$33.7

Liabilities held for sale:
Accounts payable	$6.5
Accrued compensation	2.5
Other current liabilities	0.3
Other liabilities	0.8
Total liabilities held for sale	$10.1
4.    Divestiture
On May 15, 2023, pursuant to the Purchase and Sale Agreement (the “Purchase and Sale Agreement”), by and between the Company, through its wholly owned subsidiaries Emergent International Inc. and Emergent Travel Health Inc., and Bavarian Nordic, the Company completed the sale of the Company’s travel health business, including rights to Vivotif®, the licensed typhoid vaccine; Vaxchora®, the licensed cholera vaccine; the development-stage chikungunya vaccine candidate CHIKV VLP; the Company’s manufacturing site in Bern, Switzerland; and certain of its development facilities in San Diego, California.
At the closing, Bavarian Nordic paid a cash purchase price of $270.2 million, exclusive of customary closing adjustments for cash, indebtedness, working capital and transaction expenses of the business at closing. Bavarian Nordic may also be required to pay milestone payments of up to $80.0 million related to the development of CHIKV VLP and receipt of marketing approval and authorization in the U.S. and Europe, and earn-out payments of up to $30.0 million based on aggregate net sales of Vaxchora® and Vivotif® in calendar year 2026. On July 18, 2024, Bavarian Nordic announced that the European Medicines Agency had validated the marketing authorization application, which triggered a development milestone payment under the Purchase and Sale Agreement to the Company in the amount of $10.0 million. See Note 18, “Subsequent events” for more information on the development milestone trigger.

As a result of the divestiture, the Company recognized a pre-tax gain of $74.2 million, net of transaction costs of $4.0 million recorded within "Gain (loss) on sale of business and assets held for sale" on the Condensed Consolidated Statements of Operations during 2023.
In connection with the divestiture, the Company entered into a Transition Services Agreement (“TSA”) with Bavarian Nordic to help support its ongoing operations. Under the TSA, the Company provides certain transition services to Bavarian Nordic, including information technology, finance and enterprise resource planning, research and development, human resources, employee benefits and other limited services. Income from performing services under the TSA is recorded within "Other, net" on the Condensed Consolidated Statements of Operations and was $0.1 million and $0.5 million for three and six months ended June 30, 2024, respectively and $1.0 million for the three and six months ended June 30, 2023.
5.    Impairment and restructuring charges
Impairments of long-lived assets
The Company tests its long-lived assets that are held and used for recoverability whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable.
2024 Impairment of long-lived assets
During the preparation of the Company’s financial statements for the three months ended June 30, 2024, due to the decision to close the Company’s Baltimore-Bayview Drug Substance manufacturing facility and the Rockville, Maryland Drug Product facility the Company determined there were sufficient indicators of impairment for the Bayview and Rockville asset groups within the Bioservices reporting unit. As a result, the Company performed recoverability tests on those asset groups and concluded that the Bayview and Rockville asset groups were not recoverable as the undiscounted expected cash flows did not exceed their carrying values.
Asset groups are written down only to the extent that their carrying value is higher than their respective fair value. The Company, with the assistance of a third-party valuation firm, applied valuation methods to estimate the fair values for each of the assets within the different asset classes. An orderly liquidation value was applied to estimate the fair value of the personal property assets and market and cost based approaches were applied to estimate the fair value of the real property assets, each representing Level 3 non-recurring fair value measurements. Based on these analyses, the Company allocated and recognized a non-cash impairment charge of $27.2 million during the three months ended June 30, 2024.
2023 Impairment of long-lived assets
During the preparation of the Company’s financial statements for the three months ended June 30, 2023, due to deterioration in performance and resulting downward revisions to the Company’s internal Bioservices forecast made during the second quarter, including future expected cash flows, the Company determined there were sufficient indicators of impairment on the Camden, Bayview and Rockville asset groups within the Bioservices reporting unit to require an impairment analysis. As a result, the Company performed recoverability tests on certain asset groups within the Bioservices reporting unit and concluded that the impacted asset groups were not recoverable as the undiscounted expected cash flows did not exceed their carrying values.
Asset groups are written down only to the extent that their carrying value is higher than their respective fair value. The Company, with the assistance of a third-party valuation firm, applied valuation methods to estimate the fair values for each of the assets within the different asset classes. An orderly liquidation value was applied to estimate the fair value of the personal property assets and market and cost based approaches were applied to estimate the fair value of the real property assets, each representing Level 3 non-recurring fair value measurements. Based on these analyses, the Company allocated and recognized a non-cash impairment charge of $306.7 million during the three months ended June 30, 2023.
The table below presents the total impairment charge by asset class for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023
Buildings, building improvements and leasehold improvements	7.8	81.5
Furniture and equipment	14.1	117.5
Software	0.2	0.3
Construction-in-progress	5.1	107.4
Total impairment of long-lived assets	$27.2	$306.7

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
August 2023 Organizational Restructuring Plan
In August 2023, the Company initiated the August 2023 Plan which was intended to strengthen its core business and financial position by reducing investment in and de-emphasizing focus on its CDMO services business for future growth. As part of the August 2023 Plan, the Company reduced its workforce by approximately 400 employees. The charges related to the August 2023 Plan consist primarily of employee transition, severance payment and employee benefit charges. The cumulative amount of restructuring charge related to the August 2023 Plan since inception is $19.4 million. All activities related to the August 2023 Plan were substantially completed during the third quarter of 2023. Restructuring costs are recognized as an operating expense within the Condensed Consolidated Statement of Operations and are classified based on the Company's classification policy for each category of operating expense.
May 2024 Organizational Restructuring Plan
In May 2024, the Company initiated the May 2024 Plan. These strategic actions will lead to a reduction of the Company’s current workforce by approximately 300 employees across all areas of the Company and the elimination of approximately 85 positions that are currently vacant, as well as the closure of the Company’s Baltimore-Bayview Drug Substance manufacturing facility and Rockville, Maryland Drug Product facility. Decisions regarding the elimination of positions and the closure of manufacturing facilities are subject to local law and consultation requirements in certain countries, as well as the Company’s business needs. The cumulative amount of restructuring charge related to the May 2024 Plan since inception is $17.2 million. All activities related to the May 2024 Plan are expected to be substantially completed during in the third quarter of 2024. Restructuring costs are recognized as an operating expense within the Condensed Consolidated Statement of Operations and are classified based on the Company's classification policy for each category of operating expense.
The following table presents the total restructuring costs related to the January 2023 Plan, August 2023 Plan and May 2024 Plan by reportable segment as well as amounts included within unallocated corporate selling general and administrative (“SG&A”) expense and research and development ("R&D") expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Commercial Products	$—	$—	$—	$—
MCM Products	2.7	—	2.6	2.0
Services	0.4	—	0.2	—
Total restructuring costs by segment	3.1	—	2.8	2.0
SG&A	8.6	0.1	8.5	5.1
R&D	5.4	(0.2)	5.3	2.5
Total restructuring costs	$17.1	$(0.1)	$16.6	$9.6

The following table presents the total restructuring costs related to the January 2023 Plan, August 2023 Plan and May 2024 Plan by function:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Employee transition	$0.2	$—	$0.2	$0.3
Severance payments	14.8	0.1	14.3	8.8
Employee benefits	2.1	(0.2)	2.1	0.5
Total restructuring costs	$17.1	$(0.1)	$16.6	$9.6
The following tables provide the components of and changes in the Company's restructuring accrual for the January 2023 Plan during the three and six months ended June 30, 2024 and 2023:

	Employee Transition	Severance Payments	Employee Benefits	Total
Balance at December 31, 2023	$—	$1.4	$—	$1.4
Cash payments	—	(1.3)	—	(1.3)
Balance at March 31, 2024	$—	$0.1	$—	$0.1
Cash payments	—	(0.1)	—	(0.1)
Balance at June 30, 2024	$—	$—	$—	$—

	Employee Transition	Severance Payments	Employee Benefits	Total
Balance at December 31, 2022	$—	$—	$—	$—
Accruals	0.3	8.7	0.7	9.7
Cash payments	(0.2)	(2.0)	(0.1)	(2.3)
Balance at March 31, 2023	$0.1	$6.7	$0.6	$7.4
Accruals	—	0.1	(0.2)	(0.1)
Cash payments	—	(3.6)	(0.1)	(3.7)
Balance at June 30, 2023	$0.1	$3.2	$0.3	$3.6

The following table provides the components of and changes in the Company's restructuring accrual for the August 2023 Plan during the three and six months ended June 30, 2024:

	Employee Transition	Severance Payments	Employee Benefits	Total
Balance at December 31, 2023	$—	$5.3	$0.1	$5.4
Accruals	—	(0.5)	—	(0.5)
Cash payments	—	(3.6)	—	(3.6)
Balance at March 31, 2024	$—	$1.2	$0.1	$1.3
Accruals	—	(0.1)	—	(0.1)
Cash payments	—	(0.5)	(0.1)	(0.6)
Balance at June 30, 2024	$—	$0.6	$—	$0.6
The following table provides the components of and changes in the Company's restructuring accrual for the May 2024 Plan during the three months ended June 30, 2024:

	Employee Transition	Severance Payments	Employee Benefits	Total
Balance at March 31, 2024	$—	$—	$—	$—
Accruals	0.2	14.8	2.2	17.2
Cash payments	(0.2)	—	—	(0.2)
Balance at June 30, 2024	$—	$14.8	$2.2	$17.0
6.    Inventories, net
Inventories, net consisted of the following:

	June 30, 2024	December 31, 2023
Raw materials and supplies	$97.2	$128.7
Work-in-process	136.5	113.3
Finished goods	83.8	86.9
Total inventories, net	$317.5	$328.9
Inventories, net is stated at the lower of cost or net realizable value.
7.    Property, plant and equipment, net
Property, plant and equipment, net consisted of the following:

	June 30, 2024	December 31, 2023
Land and improvements	$28.8	$30.0
Buildings, building improvements and leasehold improvements	209.0	229.9
Furniture and equipment	389.5	433.6
Software	68.6	64.0
Construction-in-progress	11.0	36.7
Property, plant and equipment, gross	$706.9	$794.2
Less: Accumulated depreciation and amortization	(400.7)	(411.4)
Total property, plant and equipment, net	$306.2	$382.8
As of June 30, 2024 and December 31, 2023, construction-in-progress primarily included costs incurred to advance the Company's MCM Product capabilities. Property, plant and equipment, net is stated at cost, less accumulated depreciation and amortization.

8.    Intangible assets and goodwill
The Company's finite-lived intangible assets consist of products acquired via business combinations or asset acquisitions. The following table summarizes the Company's finite-lived intangible assets:

	Weighted Average Useful Life in Years	June 30, 2024			December 31, 2023
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Products	13.5	$855.4	$321.3	$534.1	$855.4	$288.8	$566.6
Customer relationships	0.0	28.6	28.6	—	28.6	28.6	—
CDMO	0.0	5.5	5.5	—	5.5	5.5	—
Total intangible assets		$889.5	$355.4	$534.1	$889.5	$322.9	$566.6
Amortization expense associated with the Company's finite-lived intangible assets was recorded as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Amortization of intangible assets	$16.3	$16.1	$32.5	$33.1
The Company had no remaining goodwill balance on the Condensed Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023 due to impairment charges recorded during the third quarter of 2023.
9.    Fair value measurements
The table below presents information about the Company's assets and liabilities that are regularly measured and carried at fair value and indicates the level within the fair value hierarchy of the valuation techniques the Company utilized to determine fair value:

	June 30, 2024				December 31, 2023
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Money market accounts	$10.9	$10.9	$—	$—	$40.5	$40.5	$—	$—
Total	$10.9	$10.9	$—	$—	$40.5	$40.5	$—	$—
Liabilities:
Contingent consideration	$4.3	$—	$—	$4.3	$5.6	$—	$—	$5.6
Total	$4.3	$—	$—	$4.3	$5.6	$—	$—	$5.6
Contingent consideration
Contingent consideration payments in an asset acquisition not required to be accounted for as derivatives are recognized when the contingency is resolved, and the consideration is paid or becomes payable. Contingent consideration liabilities associated with business combinations are measured at fair value. The liabilities represent an obligation of the Company to transfer additional assets to the selling shareholders and owners if future events occur or conditions are met. These liabilities associated with business combinations are measured at fair value at inception and at each subsequent reporting date. The changes in the fair value are primarily due to the expected amount and timing of future net sales, which are inputs that have no observable market. Any change in fair value for the contingent consideration liabilities related to the Company’s products is classified on the Company's Condensed Consolidated Statements of Operations as "Cost of MCM Product sales."

The table below is a reconciliation of the beginning and ending balance of the Company's Level 3 contingent consideration liability:

Contingent Consideration
Balance at December 31, 2023	$5.6
Change in fair value	0.5
Settlements	(0.6)
Balance at March 31, 2024	$5.5
Change in fair value	0.1
Settlements	(1.3)
Balance at June 30, 2024	$4.3

Contingent Consideration
Balance at December 31, 2022	$8.0
Change in fair value	0.3
Settlements	(0.7)
Balance at March 31, 2023	$7.6
Change in fair value	0.4
Settlements	(0.6)
Balance at June 30, 2023	$7.4
As of June 30, 2024 and December 31, 2023, the current portion of the contingent consideration liability was $1.7 million and $2.7 million, respectively, and was included in "Other current liabilities" on the Condensed Consolidated Balance Sheets. The non-current portion of the contingent consideration liability is included in "Other liabilities" on the Condensed Consolidated Balance Sheets.
The recurring Level 3 fair value measurement for the Company's contingent consideration liability used the following significant unobservable inputs:

Contingent Consideration Liability	Fair Value as of June 30, 2024	Valuation Technique	Unobservable Input	Range
Royalty based	$4.3 million	Discounted cash flow	Discount rate	9.9%
			Probability of payment	0% - 50%
			Projected year of payment	2024 - 2028
Non-variable rate debt
As of June 30, 2024 and December 31, 2023, the fair value of the Company's Senior Unsecured Notes was $292.5 million and $184.3 million, respectively. The fair value was determined through market sources, which are Level 2 inputs and directly observable. The carrying amounts of the Company’s other long-term variable interest rate debt arrangements approximate their fair values (see Note 10, "Debt").

10.    Debt
The table below presents the components of the Company’s debt:

	June 30, 2024	December 31, 2023
Senior secured credit agreement - Term loan due 2025	$190.3	$198.2
Senior secured credit agreement - Revolver loan due 2025	222.7	219.2
3.875% Senior Unsecured Notes due 2028	450.0	450.0
Other	0.8	1.0
Total debt	$863.8	$868.4
Current portion of long-term debt, net of debt issuance costs	(415.2)	(413.7)
Unamortized debt issuance costs	(1.6)	(8.2)
Non-current portion of debt, net of debt issuance costs	$447.0	$446.5
During the year ended December 31, 2023, the Company reclassified the debt issuance costs associated with the revolver loan to a contra account to directly offset the loan balance in "Debt, current portion" on the Company's Condensed Consolidated Balance Sheets. As of June 30, 2024 and December 31, 2023, the Company had $1.1 million and $5.3 million, respectively, of debt issuance costs associated with the revolver loan.
During the six months ended June 30, 2024, the Company entered into a bilateral agreement with a bank in the amount of $0.5 million that is fully collateralized by cash, which is classified within “Restricted cash” in the Company’s Condensed Consolidated Balance Sheet as of June 30, 2024.
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

On April 29, 2024, the Company entered into the Seventh Amendment. The Seventh Amendment, among other things: (a) reduces available commitments under the Revolving Credit Facility to $240.0 million through July 30, 2024, to $210.0 million from July 31, 2024 through September 29, 2024, to $205.0 million from September 30, 2024 through October 30, 2024, to $180.0 million from October 31, 2024 through November 29, 2024, and to $170.0 million from November 30, 2024 and thereafter (in each case subject to potential limited additional borrowings from a specified reserve with the consent of the lenders); (b) amends the interest rate benchmark in the definition of Applicable Margin from (i) 5.00% per annum to 7.00% per annum with respect to Base Rate Loans and (ii) 6.50% per annum to 8.50% per annum with respect to SOFR Loans, RFR Loans and Eurocurrency Rate Loans; and (c) requires the requirement that the Company to raise equity or unsecured indebtedness of at least $85.0 million by July 31, 2024 (or such later date on or before September 29, 2024 as agreed to by the Administrative Agent), provided that such requirement will be reduced by the aggregate net cash proceeds received from certain dispositions that are applied to reduce amounts outstanding under the Revolving Credit Facility. On July 18, 2024, the Administrative Agent agreed to extend the deadline of the capital raise requirement to September 29, 2024.
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
Under the Seventh Amendment, the Company is also subject to (a) a monthly minimum consolidated EBITDA covenant through May 15, 2025 and a monthly maximum capital expenditures covenant through March 31, 2025, (b) a minimum liquidity requirement, and (c) additional financial statement reporting and business plan forecast obligations. In connection with the entry into the Seventh Amendment, the Company paid an amendment fee of an aggregate amount equal to 0.5% of the total credit exposure as of the Seventh Amendment effective date and will be required to pay an additional amendment fee of 1.0% of total credit exposure at December 1, 2024 and each month thereafter. See Note 2, "Summary of significant accounting policies" for additional information related to the Company’s compliance with the debt covenants described above. As a result of the Seventh Amendment, the Company capitalized $3.2 million of costs associated with the Revolving Credit Facility as a contra account to directly offset the loan balance in “Debt, current portion” on the Company's Condensed Consolidated Balance Sheets, expensed $1.4 million of debt issuance costs related to the Term Loan Facility, and capitalized $1.0 million of costs related to the Term Loan Facility as a contra account to directly offset the loan balance in "Debt, current portion" on the Company's Condensed Consolidated Balance Sheets.

11.    Share-based compensation and stockholders' equity
Share-based compensation
The Company’s share-based compensation expense relates to stock options, performance stock options, restricted stock units, performance stock units and liability classified long-term incentive awards. During the six months ended June 30, 2024, the Company granted stock options to purchase 4.0 million shares of common stock; performance stock options subject to market conditions, to purchase 0.8 million shares of common stock; and 0.2 million restricted stock units. The grants were made under the Emergent BioSolutions Inc. Amended and Restated Stock Incentive Plan and the Emergent BioSolutions Inc. Inducement Plan. Additionally, during the six months ended June 30, 2024, the Company granted an $8.0 million long-term incentive award, subject to market conditions, with the option to settle in any combination of cash or shares, which is accounted for as a liability classified award. The performance stock options and the long-term incentive award were valued using Monte Carlo valuation models, and both have a performance period of five years to vest based on the Company’s stock price performance. The long-term incentive award will be revalued at each reporting period until the award is earned or expires. The Company’s other equity awards typically vest over three equal annual installments beginning on the day prior to the anniversary of the grant date. The performance stock units settle in stock at the end of the three-year performance period based on the Company's results compared to the performance criteria. During the six months ended June 30, 2024, 0.2 million stock options and 0.1 million restricted stock units were forfeited prior to the completion of the applicable vesting requirements or expiration. An immaterial number of performance stock units were forfeited during the six months ended June 30, 2024.
Share-based compensation expense, net of forfeitures was recorded in the following financial statement line items:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of Commercial Product sales	$—	$—	$—	$0.1
Cost of MCM Product sales	0.6	1.2	1.3	2.5
Cost of Bioservices	0.2	0.3	0.3	0.6
R&D	0.5	0.4	1.0	1.1
Selling, general and administrative	4.2	6.4	8.8	10.8
Total share-based compensation expense	$5.5	$8.3	$11.4	$15.1
Stockholders' equity
At-the-Market Equity Offering Facility
The Company may, from time to time, sell up to $150.0 million aggregate gross sales price of shares of its common stock through Evercore Group L.L.C. and RBC Capital Markets, LLC, as sales agents, under an “at-the-market” equity offering program (the “ATM Program”) that was entered into on May 17, 2023. There were no sales of the Company’s common stock under the ATM Program during the three months ended June 30, 2024. The Company’s Registration Statement on Form S-3 expires on August 9, 2024 and the Company is not eligible to file a new Registration Statement on Form S-3 until 2025 due to the delayed filing of the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2023. The Company will not be eligible to sell any shares under the ATM Program until a new Registration Statement is filed and becomes effective. During the second quarter of 2023, the Company sold 1.1 million shares of the Company’s common stock under the ATM Program for gross proceeds of $9.1 million, representing an average share price of $8.22 per share. As of June 30, 2024, $140.9 million aggregate gross sales price of shares of the Company’s common stock remains available for issuance under the ATM Program. The Company intends to use proceeds obtained from the sale of shares under the ATM Program for general corporate purposes.

Accumulated other comprehensive income (loss), net of tax
The following table includes changes in accumulated other comprehensive income (loss), net of tax by component:

	Defined Benefit Pension Plan	Derivative Instruments	Foreign Currency Translation Adjustments	Total

Balance at December 31, 2023	$—	$—	$(5.7)	$(5.7)
Other comprehensive income before reclassifications	—	—	0.2	0.2
Net current period other comprehensive income	—	—	0.2	0.2
Balance at March 31, 2024	$—	$—	$(5.5)	$(5.5)
Other comprehensive income (loss) before reclassifications	—	—	—	—
Net current period other comprehensive loss	—	—	—	—
Balance at June 30, 2024	$—	$—	$(5.5)	$(5.5)

Balance at December 31, 2022	$3.5	$6.2	$(6.6)	$3.1
Other comprehensive loss before reclassifications	—	(4.4)	(0.1)	(4.5)
Amounts reclassified from accumulated other comprehensive income	—	2.4	—	2.4
Net current period other comprehensive loss	—	(2.0)	(0.1)	(2.1)
Balance at March 31, 2023	$3.5	$4.2	$(6.7)	$1.0
Other comprehensive income before reclassifications	—	1.2	2.6	3.8
Amounts reclassified from accumulated other comprehensive loss	(3.5)	(2.9)	—	(6.4)
Net current period other comprehensive income (loss)	(3.5)	(1.7)	2.6	(2.6)
Balance at June 30, 2023	$—	$2.5	$(4.1)	$(1.6)
The tables below present the tax effects related to each component of other comprehensive income (loss):

	Three Months Ended June 30,
	2024			2023
	Pretax	Tax Expense	Net of tax	Pretax	Tax Expense	Net of tax
Defined benefit pension plan	$—	$—	$—	$(4.1)	$0.6	$(3.5)
Derivative instruments	—	—	—	(2.4)	0.7	(1.7)
Foreign currency translation adjustments	—	—	—	2.1	0.5	2.6
Total adjustments	$—	$—	$—	$(4.4)	$1.8	$(2.6)

	Six Months Ended June 30,
	2024			2023
	Pretax	Tax Expense	Net of tax	Pretax	Tax Expense	Net of tax
Defined benefit pension plan	$—	$—	$—	$(4.1)	$0.6	$(3.5)
Derivative instruments	—	—	—	(5.0)	1.3	(3.7)
Foreign currency translation adjustments	0.2	—	0.2	2.0	0.5	2.5
Total adjustments	$0.2	$—	$0.2	$(7.1)	$2.4	$(4.7)

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
The following table presents the calculation of basic and diluted loss per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(283.1)	$(261.4)	$(274.1)	$(447.6)
Denominator:
Weighted-average number of shares outstanding-basic	52.6	50.7	52.4	50.5
Weighted-average number of shares outstanding-diluted	52.6	50.7	52.4	50.5
Net loss per common share - basic	$(5.38)	$(5.16)	$(5.23)	$(8.86)
Net loss per common share - diluted	$(5.38)	$(5.16)	$(5.23)	$(8.86)
Anti-dilutive securities	2.3	3.6	3.4	3.4
13.    Revenue recognition
The Company generates the majority of its revenues through product sales to customers. The Company also generates revenues through its Bioservices offerings and suite reservations for and to third parties and contracts and grants revenue. The Company recognizes revenue when its customers obtain control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services by analyzing the following five steps: (1) identify the contract with (a) customer(s); (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation.
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
The Company's OTC NARCAN® customer contracts are fixed price contracts. The Company invoices and records revenue when the pharmacies and wholesalers receive product from the third-party logistics warehouse used by the Company, which is the point at which control is transferred to the customer. Revenues for OTC NARCAN® are recorded at the net sales price (transaction price), which includes estimates of variable consideration for which reserves are established. Estimates of variable consideration include allowance for returns, specialty distributor fees, wholesaler fees and prompt payment discounts. OTC NARCAN® may also be sold on consignment through third-party online retailers where revenues are recognized at the point in time when sold to the end customer. The Company pays these third-party online retailers selling commissions and fulfillment fees which are recorded as SG&A expenses and Cost of Commercial Product sales, respectively, in the Condensed Consolidated Statement of Operations. Revenues from OTC NARCAN® are recognized to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with such variable consideration is subsequently resolved. The Company considers several factors in the estimation process for the allowance for returns of OTC NARCAN®, including inventory levels within the distribution channel, product shelf life and historical return activity, including activity for product sold for which the return period has passed, as well as other relevant factors. Because returned product cannot be resold, there is no corresponding asset for product returns.

The Company's revenues disaggregated by operating segment and major sources for the three and six months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended June 30, 2024			Three Months Ended June 30, 2023
	USG	Non-USG	Total	USG	Non-USG	Total
Commercial Product sales	$0.1	$119.9	$120.0	$0.3	$137.6	$137.9
MCM Product sales	30.6	32.8	63.4	150.2	14.1	164.3
Bioservices:
Services (1)	—	64.5	64.5	—	26.4	26.4
Leases	—	0.2	0.2	—	2.7	2.7
Total Bioservices	$—	$64.7	$64.7	$—	$29.1	$29.1
Contracts and grants	6.6	—	6.6	4.6	2.0	6.6
Total revenues	$37.3	$217.4	$254.7	$155.1	$182.8	$337.9

(1) Bioservices Services revenues for the three months ended June 30, 2024 include $50.0 million attributable to the confidential arbitration settlement (the “Settlement Agreement”) with Janssen Pharmaceuticals, Inc. (“Janssen”), one of the Janssen Pharmaceutical Companies of Johnson & Johnson, related to the 2022 termination of manufacturing services agreement with Janssen (the “Janssen Agreement”). The revenue is related to raw materials purchased for the Janssen Agreement which Janssen had not reimbursed. See Note 16, “Litigation” for additional information related to the accounting treatment and settlement of the arbitration with Janssen.

	Six Months Ended June 30, 2024			Six Months Ended June 30, 2023
	USG	Non-USG	Total	USG	Non-USG	Total
Commercial Product sales	$0.4	$238.1	$238.5	$0.3	$243.8	$244.1
MCM Product sales	144.7	74.1	218.8	176.3	25.2	201.5
Bioservices:
Services (1)	—	82.8	82.8	—	39.0	39.0
Leases	—	0.4	0.4	—	4.5	4.5
Total Bioservices	$—	$83.2	$83.2	$—	$43.5	$43.5
Contracts and grants	14.0	0.6	14.6	9.5	3.6	13.1
Total revenues	$159.1	$396.0	$555.1	$186.1	$316.1	$502.2

(1) Bioservices Services revenues for the six months ended June 30, 2024 include $50.0 million attributable to the Settlement Agreement. The revenue is related to raw materials purchased for the Janssen Agreement which Janssen had not reimbursed. See Note 16, “Litigation” for additional information related to the Settlement Agreement and its accounting treatment.

Bioservices operating leases
Certain multi-year Bioservices arrangements with non-USG customers include operating leases whereby the customer has the right to direct the use of and obtain substantially all of the economic benefits of specific manufacturing suites operated by the Company. The associated revenue is recognized on a straight-line basis over the term of the lease. The remaining term on the Company's operating lease components approximates 4.5 years. The Company utilizes a cost-plus model to determine the stand-alone selling price of the lease component to allocate contract consideration between the lease and non-lease components. During the three and six months ended June 30, 2024, the Company's non-USG lease revenues were $0.2 million and $0.4 million, respectively, which is included within Bioservices "Leases" on the Condensed Consolidated Statement of Operations. The Company estimates future operating lease revenues to be $0.4 million in the remainder of 2024, $0.8 million in 2025, $0.9 million in 2026, $0.9 million in 2027, $0.9 million in 2028 and no lease revenue in 2029 and thereafter.

Transaction price allocated to remaining performance obligations
As of June 30, 2024, the Company has future contract value on unsatisfied performance obligations of approximately $383.7 million associated with all arrangements entered into by the Company. The Company expects to recognize $361.3 million of unsatisfied performance obligations within the next 24 months. The amount and timing of revenue recognition for unsatisfied performance obligations can change. The future revenues associated with unsatisfied performance obligations exclude the value of unexercised option periods in the Company’s revenue arrangements. Often the timing of manufacturing activities changes based on customer needs and resource availability. Government funding appropriations can impact the timing of product deliveries. The success of the Company's development activities that receive development funding support from the USG under development contracts can also impact the timing of revenue recognition.
Contract assets
The Company considers accounts receivable and deferred costs associated with revenue generating contracts, which are not included in inventory or property, plant and equipment and that the Company does not currently have a contractual right to bill, to be contract assets. As of June 30, 2024 and December 31, 2023, the Company had $8.0 million and $21.9 million, respectively, of contract assets recorded within "Accounts receivable, net" on the Condensed Consolidated Balance Sheets.
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

Contract Liabilities
Balance at December 31, 2023	$29.9
Balance at June 30, 2024	$9.7
Revenue recognized in the period from amounts included in contract liability at the beginning of the period:	$25.0
As of June 30, 2024 and December 31, 2023, the current portion of contract liabilities was $6.2 million and $27.2 million, respectively, and was included in "Other current liabilities" on the Condensed Consolidated Balance Sheets.
Accounts receivable and allowance for expected credit losses
Accounts receivable, including unbilled accounts receivable contract assets, consist of the following:

	June 30, 2024	December 31, 2023
Accounts receivable:
Billed	$120.7	$141.8
Unbilled	82.5	51.4
Allowance for expected credit losses	(6.9)	(2.2)
Accounts receivable, net	$196.3	$191.0
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
The components of lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease cost:
Amortization of right-of-use assets	$0.9	$0.9	$1.8	$2.0
Interest on lease liabilities	0.2	0.2	0.4	0.4
Total operating lease cost	$1.1	$1.1	$2.2	$2.4
Operating lease costs are reflected as components of "Cost of Commercial Product sales", "Cost of MCM Product sales", "Cost of Bioservices", "R&D" expense and "SG&A" expense on the Company's Condensed Consolidated Statements of Operations.
Supplemental balance sheet information related to lessee activities is as follows:

Leases	Classification	June 30, 2024	December 31, 2023
Operating lease right-of-use assets	Other assets	$13.7	$16.2

Operating lease liabilities, current portion	Other current liabilities	$3.1	$3.5
Operating lease liabilities	Other liabilities	11.5	13.8
Total operating lease liabilities		$14.6	$17.3

Operating leases:
Weighted average remaining lease term (years)		6.1	6.2
Weighted average discount rate		5.3%	5.3%
15.    Income taxes
The estimated effective annual tax rate as of June 30, 2024 and 2023 for the years ended December 31, 2024 and 2023, excluding the impact of discrete adjustments, was 19% and (8)%, respectively. The effective tax rate for the six months ended June 30, 2024 and 2023 was (6)% and (9)%, respectively. The increase in the estimated effective annual tax rate is primarily due to a change in jurisdictional mix of income and losses. The Company did not record a discrete tax expense (benefit) for the three and six months ended June 30, 2024 and 2023.
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
On April 20, 2021, May 14, 2021, and June 2, 2021, putative class action lawsuits were filed against the Company and certain of its current and former senior officers in the United States District Court for the District of Maryland on behalf of purchasers of the Company’s common stock, seeking to pursue remedies under the Exchange Act. These complaints were filed by Palm Tran, Inc. – Amalgamated Transit Union Local 1577 Pension Plan; Alan I. Roth; and Stephen M. Weiss, respectively. The complaints allege, among other things, that the defendants made false and misleading statements about the Company's manufacturing capabilities with respect to COVID-19 vaccine bulk drug substance (referred to herein as "CDMO Manufacturing Capabilities"). These cases were consolidated on December 23, 2021, under the caption In re Emergent BioSolutions Inc. Securities Litigation, No. 8:21-cv-00955-PWG (the "Federal Securities Class Action"). The lead plaintiffs in the consolidated matter (the "Lead Plaintiffs") are Nova Scotia Health Employees’ Pension Plan and The City of Fort Lauderdale Police & Firefighters’ Retirement System. An order granting Lead Plaintiff’s motion for class certification and appointment of class representatives was entered on June 18, 2024. The defendants believe that the allegations in the complaints are without merit and intend to defend the matters vigorously. Given the uncertainty of litigation, the preliminary stage of the cases, and the legal standards that must be met for, among other things, class certification and success on the merits, the Company cannot reasonably estimate the possible loss or range of loss, if any, that may result from the consolidated action.
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

In addition to the above actions, the Company received inquiries and subpoenas to produce documents related to these matters from the Department of Justice, the SEC, the Maryland Attorney General’s Office, and the New York Attorney General’s Office. The Company produced documents as required in response and will continue to cooperate with these government inquiries should further requests be made. The Company also received inquiries and subpoenas from Representative Carolyn Maloney and Representative Jim Clyburn, members of the House Committee on Oversight and Reform and the Select Subcommittee on the Coronavirus Crisis and Senator Murray of the Committee on Health, Education, Labor and Pensions. The Company produced documents and provided testimony and briefings as requested in response to these inquiries and the Select Subcommittee released its final report related to the coronavirus crisis on December 9, 2022.
2022 Termination of manufacturing services agreement with Janssen Pharmaceuticals, Inc.
On July 2, 2020, the Company, through its wholly owned subsidiary, Emergent Manufacturing Operations Baltimore, LLC, entered into the Janssen Agreement with Janssen, for large-scale drug substance manufacturing of Johnson & Johnson’s investigational SARS-CoV-2 vaccine, Ad26.COV2-S, recombinant based on the AdVac technology (the “Product”).
On June 6, 2022, the Company provided to Janssen a notice (the “Notice”) of material breach of the Janssen Agreement for, among other things, failure by Janssen (i) to provide the Company the requisite forecasts of the required quantity of Product to be purchased by Janssen under the Janssen Agreement and (ii) to confirm Janssen’s intent to not purchase the requisite minimum quantity of the Product pursuant to the Janssen Agreement and instead, wind-down the Janssen Agreement ahead of fulfilling these minimum requirements. On June 6, 2022, the Company received from Janssen a purported written notice of termination (the “Janssen Notice”) of the Janssen Agreement for asserted material breaches of the Janssen Agreement by the Company, including alleged failure by the Company to perform its obligations in compliance with current good manufacturing practices or other applicable laws and regulations and alleged failure by the Company to supply Janssen with the Product. Janssen alleged that the Company’s breaches were not curable and that, therefore, termination of the Janssen Agreement would be effective as of July 6, 2022. On June 14, 2022, Janssen filed a Demand for Arbitration and on July 29, 2022 the Company filed its Answering Statement and counterclaims. On July 3, 2024, the Company and Janssen entered into the Settlement Agreement to resolve all claims among the parties arising from the Janssen Agreement and the activities referenced above. Pursuant to the terms of the Settlement Agreement, Janssen paid the Company $50.0 million on July 31, 2024. See Note 18, “Subsequent events" for more information on the Settlement Agreement.
During the three months ended June 30, 2024, there were no impacts on previously recognized revenue or depreciation related to the conclusion of the Janssen Agreement. As of June 30, 2024, the Company has no billed or unbilled net accounts receivable related to the Janssen Agreement.
Beginning in the fourth quarter of 2022, because the arbitration process with Janssen was expected to extend longer than one year, the Company reclassified amounts related to the Janssen Agreement from "Inventories, net" and from "Prepaid expenses and other current assets" to "Other assets", resulting in $152.7 million in long-term assets related to the Janssen Agreement on the Condensed Consolidated Balance Sheet as of December 31, 2022. The long-term asset balance within “Other Assets” prior to announcing the Settlement Agreement was $158.7 million. The Company concluded the Settlement Agreement is a recognized subsequent event and recorded $50.0 million in “Services revenue” and “Cost of Services” on the Condensed Consolidated Statement of Operations for the three months ended June 30, 2024 to reflect the settlement receivable as a change in the transaction price for the Janssen Agreement. Additionally, the Company recorded $110.2 million for the three months ended June 30, 2024 within “Cost of Services” on the Condensed Consolidated Statement of Operations to write down the remaining inventory to its net realizable value and for estimated disposal costs. The receivable for the settlement amount was recorded within “Accounts receivable, net” and there was no long-term asset balance remaining within "Other Assets" related to the Janssen Agreement as of June 30, 2024.

17.    Segment information
In the fourth quarter of 2023, the Company realigned its reportable operating segments to reflect recent changes in the Company’s internal operating and reporting process. The revised reporting structure reflects the internal reporting and review process used by the Company’s CODM for making decisions and assessing performance and is consistent with how the Company currently manages the business. The Company now manages its business with a focus on three reportable segments. The Commercial Products segment, which includes NARCAN® products and other commercial products that were sold as part of the travel health business in the second quarter of 2023 (see Note 4, "Divestiture" for more information on the sale of the travel health business); the MCM Products segment, which includes the Anthrax - MCM products, Smallpox - MCM products and Other Products; and the Services segment, consisting of the Company’s Bioservices offerings.
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

The following table presents segment revenues, segment cost of sales or services, segment gross margin, segment gross margin percentage and segment adjusted gross margin for each of the Company’s reportable segments for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Commercial Products	$120.0	$137.9	$238.5	$244.1
MCM Products	63.4	164.3	218.8	201.5
Services	64.7	29.1	83.2	43.5
Segment revenues	248.1	331.3	540.5	489.1
Contracts and grants revenue	6.6	6.6	14.6	13.1
Total revenues	$254.7	$337.9	$555.1	$502.2

Cost of sales or services:
Cost of Commercial Products	$53.4	$54.4	$105.5	100.2
Cost of MCM Products	31.1	80.5	93.3	135.9
Cost of Services	211.6	55.7	241.9	107.4
Total cost of sales or services	$296.1	$190.6	$440.7	$343.5

Gross margin
Commercial Products	$66.6	$83.5	$133.0	$143.9
MCM Products	32.3	83.8	125.5	65.6
Services	(146.9)	(26.6)	(158.7)	(63.9)
Total segment gross margin (1)	$(48.0)	$140.7	$99.8	$145.6

Gross margin %
Commercial Products	56%	61%	56%	59%
MCM Products	51%	51%	57%	33%
Services	(227)%	(91)%	(191)%	(147)%
Total Segment	(19)%	42%	18%	30%

Segment adjusted gross margin
Commercial Products	$66.6	$83.5	$133.0	$143.9
MCM Products	35.1	86.1	128.7	70.2
Services	(36.3)	(26.6)	(48.3)	(63.9)
Total segment adjusted gross margin	$65.4	$143.0	$213.4	$150.2

(1) Segment revenues less total cost of sales or services.

The following table provides a reconciliation of the Company's total segment adjusted gross margin to the Condensed Consolidated Statement of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Total segment adjusted gross margin	$65.4	$143.0	$213.4	$150.2

Reconciling items:
Contracts and grants revenue	$6.6	$6.6	$14.6	$13.1
Segment restructuring costs	(3.1)	—	(2.8)	(2.0)
Segment inventory step-up provision	—	(1.9)	—	(1.9)
Changes in fair value of contingent consideration	(0.1)	(0.4)	(0.6)	(0.7)
Settlement charge, net	(110.2)	—	(110.2)	—
Impairment of long-lived assets	(27.2)	(306.7)	(27.2)	(306.7)
Research and development	(32.7)	(26.0)	(47.8)	(66.7)
Selling, general and administrative	(85.9)	(91.4)	(170.6)	(192.7)
Amortization of intangible assets	(16.3)	(16.1)	(32.5)	(33.1)
Interest expense	(23.6)	(28.6)	(47.9)	(46.5)
Gain (loss) on sale of business and assets held for sale	(40.0)	74.9	(40.0)	74.9
Other, net	(2.7)	(3.6)	(6.1)	1.3
Loss before income taxes	$(269.8)	$(250.2)	$(257.7)	$(410.8)
The following table includes depreciation expense for each segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Depreciation:
Commercial Products	$—	$—	$—	$0.3
MCM Products	5.6	7.5	$11.2	$15.2
Services	2.6	8.4	5.2	16.3
Other	4.0	0.9	7.5	2.6
Total	$12.2	$16.8	$23.9	$34.4
18. Subsequent events
Confidential arbitration settlement with Janssen
On July 3, 2024, the Company, its wholly owned subsidiary, Emergent Manufacturing Operations Baltimore, LLC (“EMOB”), and Janssen executed the Settlement Agreement to resolve all claims among the Parties arising from the Janssen Agreement. The Settlement Agreement also resolves the Parties’ related and previously disclosed arbitration.
Pursuant to the terms of the Settlement Agreement, Janssen paid the Company $50.0 million on July 31, 2024. In addition, the Settlement Agreement contains broad releases of the parties, their affiliates and subsidiaries, representatives, officers, directors and shareholders, including releases of all claims related to the manufacture of the Product by EMOB, the Janssen Agreement, or any agreement or understanding between the parties concerning the Product, and the matters at issue in the arbitration. The Company concluded this is a recognized subsequent event. See Note 16, “Litigation" for more information on the Settlement Agreement and its accounting treatment.
Development milestone payments for CHIKV VLP
On July 18, 2024, Bavarian Nordic announced that the European Medicines Agency has validated the marketing authorization application for CHIKV VLP, which was submitted in June 2024. This approval triggered a milestone payment under the Purchase and Sale Agreement to the Company in the amount of $10.0 million, which is expected to be received in the third quarter of 2024.

2024 Sale of RSDL® to SERB Pharmaceuticals
On July 31, 2024, the Company entered into the RSDL® Agreement with SERB, pursuant to which, among other things, the Company sold its worldwide rights to RSDL® to SERB. The RSDL® Transaction also included the sale of all the outstanding capital stock of Emergent Protective Products USA Inc. (“EPPU”), a wholly owned subsidiary of the Company, which leases a manufacturing facility in Hattiesburg, Mississippi, as well as certain assets related to RSDL®, including intellectual property rights, contract rights, inventory and marketing authorizations. In addition, the employees of EPPU are expected to join SERB in connection with the RSDL® Transaction.
Pursuant to the RSDL® Transaction, SERB will assume certain government contracts related to RSDL® decontamination lotion, including the Company’s existing contract to supply RSDL® to the U.S. Department of Defense, through a new contract award to the Canadian Commercial Corporation.
The RSDL® Agreement provided for a cash purchase price of $75.0 million at the closing of the RSDL® Transaction, which is subject to customary adjustments based on inventory value at closing. In addition, SERB will pay the Company a $5.0 million payment upon achievement of a milestone relating to sourcing of a certain component of RSDL® decontamination lotion. The Company and SERB made customary representations, warranties, and covenants in the RSDL® Agreement. In addition, the Company agreed, for a period of three years following the closing of the RSDL® Transaction, not to make, import, export, use, sell or otherwise dispose of, any product that is intended to remove or neutralize chemical warfare agents from the skin, including any product that contains the same chemical components as RSDL®, or to engage in a similar competing business.
At the closing of the RSDL® Transaction, the Company and SERB also entered into a transition services agreement to ensure the orderly transition of RSDL® decontamination lotion and the related assets to SERB, and a supply agreement pursuant to which the Company’s Winnipeg facility will continue to manufacture and supply bulk lotion to SERB under a long-term supply agreement. The Company and SERB will also enter into a reverse supply agreement shortly after the closing of the RSDL® Transaction pursuant to which SERB will supply to the Company finished RSDL® for the purposes of the Company performing certain transitional distribution services.

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
We are currently focused on the following four PHT categories: chemical, biological, radiological, nuclear and explosives (“CBRNE”); emerging infectious diseases (“EID”); public health crises; and acute, emergency and community care. As of June 30, 2024, we have a product portfolio of 11 products that contribute a substantial portion of our revenue and are sold to government and commercial customers. Additionally, we have a development pipeline consisting of a diversified mix of both pre-clinical and clinical stage product candidates. Finally, we have a fully integrated portfolio of CDMO services which cover development services, drug substance manufacturing and drug product manufacturing and packaging.
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
•RSDL® (Reactive Skin Decontamination Lotion Kit), the only medical device cleared by the FDA that is intended to remove or neutralize chemical warfare agents from the skin, including: tabun, sarin, soman, cyclohexyl sarin, VR, VX, mustard gas and T-2 toxin. On July 31, 2024, the Company entered into the Stock and Asset Purchase Agreement (“RSDL® Agreement”) with SERB Pharmaceuticals, through its wholly owned subsidiary BTG International Inc. (collectively, “SERB”), pursuant to which, among other things, the Company sold its worldwide rights to RSDL®, to SERB (the “RSDL® Transaction”). See Note 18, Subsequent events for more information about the RSDL® Transaction; and
•Trobigard® atropine sulfate, obidoxime chloride auto-injector, a combination drug-device auto-injector procured product candidate that contains atropine sulfate and obidoxime chloride. On April 2, 2024, the Belgium Federal Agency for Medicines and Health Products (“FAMHP”) acknowledged and confirmed Emergent’s request to revoke the Market Authorization for the Trobigard Auto-Injector.

Services Segment:
Bioservices - contract development and manufacturing
Our services revenue consists of distinct but interrelated Bioservices: drug substance manufacturing; drug product manufacturing (also referred to as “fill/finish” services) and packaging; development services including technology transfer, process and analytical development services; and, when necessary, suite reservation obligations. These services, which we refer to as “molecule-to-market” offerings, employ diverse technology platforms (mammalian, microbial, viral and plasma) across a network of seven geographically distinct development and manufacturing sites operated by us for our internal products and pipeline candidates and third-party Bioservices. We service both clinical-stage and commercial-stage projects for a variety of third-party customers, including government agencies, innovative pharmaceutical companies, and non-government organizations. In August 2023, we initiated an organizational restructuring plan (the “August 2023 Plan”) which included actions to reduce investment in and de-emphasize focus on our Bioservices business. In May 2024, the Company initiated an organizational restructuring plan (the “May 2024 Plan”) announcing the closure of the Company’s Baltimore-Bayview Drug Substance manufacturing facility and Rockville, Maryland Drug Product facility. Additionally, on June 20, 2024 the Company announced entry into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Bora Pharmaceuticals Injectibles Inc., a subsidiary of Bora Pharmaceuticals Co., Ltd. (“Bora”), under which the Company will sell its drug product facility in Baltimore-Camden (the “Camden Transaction”).
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
August 2023 Organizational Restructuring Plan
In August 2023, the Company initiated the August 2023 Plan intended to strengthen its core business and financial position by reducing investment in and de-emphasizing focus on its CDMO services business for future growth. As part of the August 2023 Plan, the Company reduced its workforce by approximately 400 employees. The charges related to the August 2023 Plan consist primarily of employee transition, severance payment and employee benefit charges. The cumulative amount of restructuring charge related to the August 2023 Plan since inception is $19.4 million. All activities related to the August 2023 Plan were substantially completed during the third quarter of 2023. Restructuring costs are recognized as an operating expense within the Condensed Consolidated Statement of Operations and are classified based on the Company's classification policy for each category of operating expense.
Trobigard Revocation
On April 2, 2024, Emergent submitted its revocation of the Market Authorization for the Trobigard Auto-Injector to the Belgium FAMHP. The FAMHP subsequently acknowledged and confirmed the revocation date as being April 2, 2024.
May 2024 Organizational Restructuring Plan
In May 2024, the Company initiated the May 2024 Plan. These strategic actions will lead to a reduction of the Company’s current workforce by approximately 300 employees across all areas of the Company and the elimination of approximately 85 positions that are currently vacant, as well as the closure of the Company’s Baltimore-Bayview Drug Substance manufacturing facility and Rockville, Maryland Drug Product facility. Decisions regarding the elimination of positions and the closure of manufacturing facilities are subject to local law and consultation requirements in certain countries, as well as the Company’s business needs. The cumulative amount of restructuring charge related to the May 2024 Plan since inception is $17.2 million. All activities related to the May 2024 Plan were substantially completed during the second quarter of 2024. Restructuring costs are recognized as an operating expense within the Condensed Consolidated Statement of Operations and are classified based on the Company's classification policy for each category of operating expense.

Sale of Baltimore-Camden Facility
On June 20, 2024, Cangene bioPharma LLC, a subsidiary of the Company, entered into the Asset Purchase Agreement with Bora, under which the Company will sell its drug product facility in Baltimore-Camden for a total value of approximately $30.0 million. Approximately 350 of the Company’s employees are expected to join Bora as part of the transaction.
The transaction is expected to close in the third quarter of 2024, subject to the satisfaction or waiver of customary closing conditions.
As a result of the Asset Purchase Agreement, the assets and liabilities of our Baltimore-Camden facility are classified as held for sale. The Company has recognized a pre-tax loss of $40.0 million during the quarter, including transaction costs of $3.9 million, in “Gain (loss) on sale of business and assets held for sale” within non-operating activities.
Confidential arbitration settlement with Janssen
On July 3, 2024, the Company, its wholly owned subsidiary, Emergent Manufacturing Operations Baltimore, LLC (“EMOB”), and Janssen executed the Settlement Agreement to resolve all claims among the Parties arising from the Janssen Agreement. The Settlement Agreement also resolves the Parties’ related and previously disclosed arbitration.
Pursuant to the terms of the Settlement Agreement, Janssen paid the Company $50.0 million on July 31, 2024. In addition, the Settlement Agreement contains broad releases of the parties, their affiliates and subsidiaries, representatives, officers, directors and shareholders, including releases of all claims related to the manufacture of the Product by EMOB, the Janssen Agreement, or any agreement or understanding between the parties concerning the Product, and the matters at issue in the arbitration. The Company concluded this is a recognized subsequent event.
Development milestone payments for CHIKV VLP
On July 18, 2024, Bavarian Nordic announced that the European Medicines Agency has validated the marketing authorization application for CHIKV VLP, which was submitted in June 2024. This approval triggered a milestone payment under the Purchase and Sale Agreement to the Company in the amount of $10.0 million, which is expected to be received in the third quarter of 2024.
2024 Sale of RSDL® to SERB Pharmaceuticals
On July 31, 2024, the Company entered into the RSDL® Agreement with SERB, pursuant to which, among other things, the Company sold its worldwide rights to RSDL® to SERB. The RSDL® Transaction also included the sale of all the outstanding capital stock of Emergent Protective Products USA Inc. (“EPPU”), a wholly owned subsidiary of the Company, which leases a manufacturing facility in Hattiesburg, Mississippi, as well as certain assets related to RSDL®, including intellectual property rights, contract rights, inventory and marketing authorizations. In addition, the employees of EPPU are expected to join SERB in connection with the RSDL® Transaction.
Pursuant to the RSDL® Transaction, SERB will assume certain government contracts related to RSDL® decontamination lotion, including the Company’s existing contract to supply RSDL® to the U.S. Department of Defense, through a new contract award to the Canadian Commercial Corporation.
The RSDL® Agreement provided for a cash purchase price of $75.0 million at the closing of the RSDL® Transaction, which is subject to customary adjustments based on inventory value at closing. In addition, SERB will pay the Company a $5.0 million payment upon achievement of a milestone relating to sourcing of a certain component of RSDL® decontamination lotion. The RSDL® Transaction closed on July 31, 2024. The Company and SERB made customary representations, warranties, and covenants in the RSDL® Agreement. In addition, the Company agreed, for a period of three years following the closing of the RSDL® Transaction, not to make, import, export, use, sell or otherwise dispose of, any product that is intended to remove or neutralize chemical warfare agents from the skin, including any product that contains the same chemical components as RSDL®, or to engage in a similar competing business.
At the closing of the RSDL® Transaction, the Company and SERB also entered into a transition services agreement to ensure the orderly transition of RSDL® decontamination lotion and the related assets to SERB, and a supply agreement pursuant to which the Company’s Winnipeg facility will continue to manufacture and supply bulk lotion to SERB under a long-term supply agreement. The Company and SERB will also enter into a reverse supply agreement shortly after the closing of the RSDL® Transaction pursuant to which SERB will supply to the Company finished RSDL® for the purposes of the Company performing certain transitional distribution services.

2024 Triggering Events
2024 Impairment of long-lived assets
During the preparation of our financial statements for the three months ended June 30, 2024, due to the decision to close the Company’s Baltimore-Bayview Drug Substance manufacturing facility and Rockville, Maryland Drug Product facility, the Company determined there were sufficient indicators of impairment for the Bayview and Rockville asset groups within the Bioservices reporting unit. As a result, the Company performed recoverability tests on those asset groups and concluded that the Bayview and Rockville asset groups were not recoverable as the undiscounted expected cash flows did not exceed their carrying values.
Asset groups are written down only to the extent that their carrying value is higher than their respective fair value. The Company, with the assistance of a third-party valuation firm, applied valuation methods to estimate the fair values for each of the assets within the different asset classes. An orderly liquidation value was applied to estimate the fair value of the personal property assets and market and cost based approaches were applied to estimate the fair value of the real property assets, each representing Level 3 non-recurring fair value measurements. Based on these analyses, the Company allocated and recognized a non-cash impairment charge of $27.2 million during the three months ended June 30, 2024.
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

RESULTS OF OPERATIONS
Consolidated and Segment Operating Results:

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions, except %)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Revenues
Commercial Product sales, net:
NARCAN®	$120.0	$133.9	$(13.9)	(10)%	$238.5	$234.3	$4.2	2%
Other Commercial Products	—	4.0	(4.0)	(100)%	—	9.8	(9.8)	(100)%
Total Commercial Product sales, net	120.0	137.9	(17.9)	(13)%	238.5	244.1	(5.6)	(2)%

MCM Product sales, net:
Anthrax MCM	38.7	21.1	17.6	83%	94.6	43.0	51.6	120%
Smallpox MCM	17.9	123.8	(105.9)	(86)%	68.1	131.0	(62.9)	(48)%
Other Products sales	6.8	19.4	(12.6)	(65)%	56.1	27.5	28.6	104%
Total MCM Product sales, net	63.4	164.3	(100.9)	(61)%	218.8	201.5	17.3	9%

Services:
Bioservices - Services	64.5	26.4	38.1	144%	82.8	39.0	43.8	112%
Bioservices - Leases	0.2	2.7	(2.5)	(93)%	0.4	4.5	(4.1)	(91)%
Total Services revenues	64.7	29.1	35.6	122%	83.2	43.5	39.7	91%

Contracts and grants	6.6	6.6	—	—%	14.6	13.1	1.5	11%

Total revenues	254.7	337.9	(83.2)	(25)%	555.1	502.2	52.9	11%

Operating expenses:
Cost of Commercial Product sales	53.4	54.4	(1.0)	(2)%	105.5	100.2	5.3	5%
Cost of MCM Product sales	31.1	80.5	(49.4)	(61)%	93.3	135.9	(42.6)	(31)%
Cost of Bioservices	211.6	55.7	155.9	NM	241.9	107.4	134.5	125%
Impairment of long-lived assets	27.2	306.7	(279.5)	(91)%	27.2	306.7	(279.5)	(91)%
Research and development	32.7	26.0	6.7	26%	47.8	66.7	(18.9)	(28)%
Selling, general and administrative	85.9	91.4	(5.5)	(6)%	170.6	192.7	(22.1)	(11)%
Amortization of intangible assets	16.3	16.1	0.2	1%	32.5	33.1	(0.6)	(2)%
Total operating expenses	458.2	630.8	(172.6)	(27)%	718.8	942.7	(223.9)	(24)%

Loss from operations	(203.5)	(292.9)	89.4	31%	(163.7)	(440.5)	276.8	63%

Other income (expense):
Interest expense	(23.6)	(28.6)	5.0	17%	(47.9)	(46.5)	(1.4)	(3)%
Gain (loss) on sale of business and assets held for sale	(40.0)	74.9	(114.9)	(153)%	(40.0)	74.9	(114.9)	(153)%
Other, net	(2.7)	(3.6)	0.9	25%	(6.1)	1.3	(7.4)	NM
Total other income (expense), net	(66.3)	42.7	(109.0)	NM	(94.0)	29.7	(123.7)	NM

Loss before income taxes	(269.8)	(250.2)	(19.6)	(8)%	(257.7)	(410.8)	153.1	37%
Income tax provision	13.3	11.2	2.1	19%	16.4	36.8	(20.4)	(55)%
Net loss	$(283.1)	$(261.4)	$(21.7)	(8)%	$(274.1)	$(447.6)	$173.5	39%

NM - Not meaningful

Three Months Ended June 30, 2024 Compared with Three Months Ended June 30, 2023
Revenues and gross margin

	Three Months Ended June 30,
(dollars in millions)	2024	2023	% Change
Total revenues	$254.7	$337.9	(25)%
Contracts and grants	6.6	6.6	—%
Total segment revenues (1)	$248.1	$331.3	(25)%
Cost of Commercial Product sales	53.4	54.4	(2)%
Cost of MCM Product sales	31.1	80.5	(61)%
Cost of Bioservices	211.6	55.7	NM
Total cost of sales or services	296.1	190.6	55%
Total segment gross margin (1)	$(48.0)	$140.7	(134)%
Total segment gross margin % (1)	(19)%	42%

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

NM - Not meaningful
Total revenues decreased $83.2 million, or 25%, to $254.7 million for the three months ended June 30, 2024. The decrease was due to decreases in MCM Products revenue of $100.9 million and Commercial Products revenue of $17.9 million, partially offset by an increase in Services revenue of $35.6 million.
Total segment gross margin decreased $188.7 million, or 134%, to $(48.0) million for the three months ended June 30, 2024. Total segment gross margin percentage decreased 61 percentage points to (19)% for the three months ended June 30, 2024. The decrease in total segment gross margin was due to decreases in Services gross margin of $120.3 million, MCM Products gross margin of $51.5 million and Commercial Products gross margin of $16.9 million. Total segment gross margin and total segment gross margin percentage exclude Contracts and grants revenues because the related costs are R&D expenses.
See "Segment Results" for an expanded discussion of revenues and gross margin.
Unallocated corporate operating expenses
R&D Expenses
R&D expenses increased $6.7 million, or 26%, to $32.7 million for the three months ended June 30, 2024. The increase was primarily due to write-offs related to program terminations during the period and an increase in R&D overhead and severance costs. The increase was partially offset by the sale of our development program for CHIKV VLP to Bavarian Nordic and reduction in related overhead costs driven by the headcount reductions and an overall decrease in spend for funded projects.
SG&A Expenses
SG&A expenses decreased $5.5 million, or 6%, to $85.9 million for the three months ended June 30, 2024. The decrease was primarily due to lower employee related expenses and compensation as a result of restructuring initiatives during 2023, coupled with a decrease in marketing expense. The decrease was partially offset by higher legal services fees for disputes and other corporate initiatives, as well as higher restructuring costs. SG&A expenses as a percentage of total revenue increased 7 percentage points to 34% for the three months ended June 30, 2024.
Amortization of Intangible Assets
Amortization of intangible assets increased $0.2 million, or 1%, to $16.3 million for the three months ended June 30, 2024. The increase was primarily due to an increase in amortization expense for the intangible asset related to EbangaTM, which was the result of the contingent consideration payment made to Ridgeback in the third quarter of 2023.

Impairment of Long-Lived Assets
Impairment of long-lived assets decreased $279.5 million, or 91%, to $27.2 million for the three months ended June 30, 2024. The decrease was due to a $27.2 million non-cash impairment charge in the second quarter of 2024 related to our Bayview and Rockville asset groups within the Bioservices reporting unit, compared to a $306.7 million non-cash impairment charge recorded in the second quarter of 2023 related to our Camden, Bayview and Rockville asset groups within the Bioservices reporting unit.
Interest expense
Interest expense decreased $5.0 million, or 17%, to $23.6 million for the three months ended June 30, 2024. The decrease was primarily due to lower interest costs related to our syndicated borrowings and debt service costs attributable to the negotiation of the Fourth Amendment to Amended and Restated Credit Agreement, Waiver and First Amendment to Amended and Restated Collateral Agreement (the “Credit Agreement Amendment") in the second quarter of 2023, partially offset by higher interest expense related to the termination of our interest rate swap hedging agreements.
Gain (loss) on sale of business and assets held for sale
Gain (loss) on sale of business and assets held for sale was a loss of $40.0 million for the three months ended June 30, 2024 compared to a gain of $74.9 million for the three months ended June 30, 2023. The loss on sale of business and assets held for sale is related to the held for sale treatment of the Company’s drug product facility in Baltimore-Camden, which the Company agreed to sell to Bora. The gain on sale of business and assets held for sale in the prior year is attributable to the sale of our travel health business to Bavarian Nordic during the second quarter of 2023.
Other, net
Other, net went from $3.6 million in expense to $2.7 million in expense for the three months ended June 30, 2024. The change of $0.9 million was primarily attributable to lower interest income, due to lower balances in our money market accounts.
Income tax provision (benefit)
Income tax provision increased $2.1 million, or 19%, to $13.3 million for the three months ended June 30, 2024. The increase was primarily due to an increase in taxable income in the Company’s profitable jurisdictions.

Six Months Ended June 30, 2024 Compared with Six Months Ended June 30, 2023
Revenues and gross margin

	Six Months Ended June 30,
(dollars in millions)	2024	2023	% Change
Total revenues	$555.1	$502.2	11%
Contracts and grants	14.6	13.1	11%
Total segment revenues (1)	$540.5	$489.1	11%
Cost of Commercial Product sales	105.5	100.2	5%
Cost of MCM Product sales	93.3	135.9	(31)%
Cost of Bioservices	241.9	107.4	125%
Total cost of sales or services	440.7	343.5	28%
Total segment gross margin (1)	$99.8	$145.6	(31)%
Total segment gross margin % (1)	18%	30%

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

NM - Not meaningful
Total revenues increased $52.9 million, or 11%, to $555.1 million for the six months ended June 30, 2024. The increase was due to increases in Services revenue of $39.7 million, MCM Products revenue of $17.3 million and Contracts and grants revenue of $1.5 million, partially offset by a decrease in Commercial Products revenue of $5.6 million.
Total segment gross margin decreased $45.8 million, or 31%, to $99.8 million for the six months ended June 30, 2024. Total segment gross margin percentage decreased 11 percentage points to 18% for the six months ended June 30, 2024. The decrease in total segment gross margin was due to decreases in Services gross margin of $94.8 million and Commercial Products gross margin of $10.9 million, partially offset by an increase in MCM Products gross margin of $59.9 million. Total segment gross margin and Total segment gross margin percentage exclude Contracts and grants revenues because the related costs are R&D expenses.
See "Segment Results" for an expanded discussion of revenues and gross margin.
Unallocated corporate operating expenses
R&D Expenses
R&D expenses decreased $18.9 million, or 28%, to $47.8 million for the six months ended June 30, 2024. The decrease was primarily due to the sale of our development program for CHIKV VLP to Bavarian Nordic in the second quarter of 2023 and reduction in related overhead costs driven by the headcount reductions. The decrease was also driven by a reduction in spend for certain funded projects, excluding EbangaTM. The decrease was partially offset by write-offs related to program terminations during the period, an increase in the allocation of R&D overhead costs, an increase in severance costs and an increase in funded R&D related to EbangaTM.
SG&A Expenses
SG&A expenses decreased $22.1 million, or 11%, to $170.6 million for the six months ended June 30, 2024. The decrease was primarily due to lower employee related expenses and compensation as a result of restructuring initiatives during 2023 and lower professional services fees related to corporate initiatives, including organizational transformation consulting fees. These decreases were partially offset by higher legal services fees for disputes and strategic corporate initiatives, as well as higher restructuring costs. SG&A expenses as a percentage of total revenue decreased 7 percentage points to 31% for the six months ended June 30, 2024.

Amortization of Intangible Assets
Amortization of intangible assets decreased $0.6 million, or 2%, to $32.5 million for the six months ended June 30, 2024. The decrease was primarily due to a decrease in amortization expense resulting from the intangibles sold with our travel health business to Bavarian Nordic, partially offset by an increase in amortization expense for the intangible asset related to EbangaTM, which was the result of the contingent consideration payment made to Ridgeback in the third quarter of 2023.
Impairment of Long-Lived Assets
Impairment of long-lived assets decreased $279.5 million, or 91%, to $27.2 million for the six months ended June 30, 2024. The decrease was due to a $27.2 million non-cash impairment charge in the second quarter of 2024 related to our Bayview and Rockville asset groups within the Bioservices reporting unit, compared to a $306.7 million non-cash impairment charge recorded in the second quarter of 2023 related to our Camden, Bayview and Rockville asset groups within the Bioservices reporting unit.
Interest expense
Interest expense increased $1.4 million, or 3%, to $47.9 million for the six months ended June 30, 2024. The increase was primarily due to interest expense related to the termination of our interest rate swap hedging agreements and one-time debt service costs attributable to the negotiation of the Forbearance Agreement and Sixth Amendment (the “Forbearance Agreement and Amendment”) and the Seventh Amendment to the Amended and Restated Credit Agreement, partially offset by lower interest costs related to our syndicated borrowings.
Gain (loss) on sale of business and assets held for sale
Gain (loss) on sale of business and assets held for sale was a loss of $40.0 million for the six months ended June 30, 2024 compared to a gain of $74.9 million for the six months ended June 30, 2023. The loss on sale of business and assets held for sale is related to the held for sale treatment of the Company’s drug product facility in Baltimore-Camden, which the Company agreed to sell to Bora. The gain on sale of business and assets held for sale in the prior year is attributable to the sale of our travel health business to Bavarian Nordic during the second quarter of 2023.
Other, net
Other, net went from $1.3 million in income to $6.1 million in expense for the six months ended June 30, 2024. The change of $7.4 million was primarily attributable to lower interest income, due to lower balances in our money market accounts and a write-off of an equity method investment.
Income tax provision (benefit)
Income tax provision decreased $20.4 million, or 55%, to $16.4 million for the six months ended June 30, 2024. The decrease was largely due to the jurisdictional mix of income and losses. The effective tax rate was (6)% for the six months ended June 30, 2024 as compared with (9)% in 2023. The effective annual tax rate increased largely due the jurisdictional mix of income and losses.

SEGMENT RESULTS
COMMERCIAL PRODUCTS SEGMENT

	Commercial Products Segment
	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2024	2023	% Change	2024	2023	% Change
Revenues	$120.0	$137.9	(13%)	$238.5	$244.1	(2%)
Cost of sales	$53.4	$54.4	(2%)	$105.5	$100.2	5%
Gross margin (1)	$66.6	$83.5	(20%)	$133.0	$143.9	(8%)
Gross margin % (1)	56%	61%		56%	59%

Segment adjusted gross margin (2)	$66.6	$83.5	(20%)	$133.0	$143.9	(8%)
Segment adjusted gross margin %(2)	56%	61%		56%	59%

(1) Gross margin is calculated as revenues less cost of sales. Gross margin percentage is calculated as gross margin divided by revenues.
(2) Segment adjusted gross margin, which is a non-GAAP financial measure, is calculated as gross margin plus restructuring costs and non-cash items related to changes in fair value of contingent consideration, inventory step-up provision and settlement charge, net. Segment adjusted gross margin percentage, which is a non-GAAP financial measure, is calculated as segment adjusted gross margin divided by revenues. The Company’s management utilizes segment adjusted gross margin and segment adjusted gross margin percentage for purposes of evaluating our ongoing operations and for internal planning and forecasting purposes. We believe that these non-GAAP operating measures, when reviewed collectively with our GAAP financial information, provide useful supplemental information to investors in assessing our operating performance.

NM - Not meaningful
Three Months Ended June 30, 2024 Compared with Three Months Ended June 30, 2023
NARCAN®
NARCAN® sales decreased $13.9 million, or 10%, to $120.0 million for the three months ended June 30, 2024. The decrease was primarily driven by an unfavorable price and volume mix in 2024 to U.S. public interest channels and lower Canadian market sales, partially offset by higher sales of over-the-counter (“OTC”) NARCAN® through wholesaler channels, which launched in the third quarter of 2023.
Other Commercial Products
Other Commercial Products sales decreased $4.0 million, or 100%, to no sales for the three months ended June 30, 2024. During the second quarter of 2023, the Company sold Vivotif® and Vaxchora® to Bavarian Nordic as part of our travel health business.
Cost of Product Sales and Gross Margin
Cost of Commercial Product sales decreased $1.0 million, or 2%, to $53.4 million for the three months ended June 30, 2024. The decrease was primarily due to no current period costs related to Vivotif® and Vaxchora®, which were sold to Bavarian Nordic as part of our travel health business, partially offset by higher NARCAN® expense as a result of increased unit volume.
Commercial Products gross margin decreased $16.9 million, or 20%, to $66.6 million for the three months ended June 30, 2024. Commercial Products gross margin percentage decreased 5 percentage points to 56% for the three months ended June 30, 2024. The decrease was largely due to an unfavorable price and volume mix in 2024 for NARCAN® products, partially offset by the sale of the products associated with our travel health business to Bavarian Nordic. Commercial Products segment adjusted gross margin is consistent with gross margin.

Six Months Ended June 30, 2024 Compared with Six Months Ended June 30, 2023
NARCAN®
NARCAN® sales increased $4.2 million, or 2%, to $238.5 million for the six months ended June 30, 2024. The increase was primarily driven by higher NARCAN® sales to U.S. public interest channels and higher sales of OTC NARCAN®, partially offset by lower Canadian retail sales.
Other Commercial Products
Other Commercial Products sales decreased $9.8 million, or 100%, to no sales for the six months ended June 30, 2024. During the second quarter of 2023, we sold Vivotif® and Vaxchora® to Bavarian Nordic as part of our travel health business.
Cost of Commercial Product Sales and Gross Margin
Cost of Commercial Product sales increased $5.3 million, or 5%, to $105.5 million for the six months ended June 30, 2024. The increase was primarily due to higher NARCAN® expense as a result of increased unit volume, partially offset by the sale of the products associated with our travel health business to Bavarian Nordic.
Commercial Products gross margin decreased $10.9 million, or 8%, to $133.0 million for the six months ended June 30, 2024. Commercial Products gross margin percentage decreased 3 percentage points to 56% for the six months ended June 30, 2024. The decrease was largely due to an unfavorable price and volume mix in 2024 for NARCAN® products, partially offset by the sale of the products associated with our travel health business to Bavarian Nordic. Commercial Products segment adjusted gross margin is consistent with gross margin.

MCM PRODUCTS SEGMENT

	MCM Products Segment
	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2024	2023	% Change	2024	2023	% Change
Revenues	$63.4	$164.3	(61%)	$218.8	$201.5	9%
Cost of sales	$31.1	$80.5	(61%)	$93.3	$135.9	(31%)
Gross margin (1)	$32.3	$83.8	(61%)	$125.5	$65.6	91%
Gross margin % (1)	51%	51%		57%	33%

Add back:
Changes in fair value of contingent consideration	0.1	0.4	(75%)	0.6	0.7	(14%)
Restructuring costs	2.7	—	NM	2.6	2.0	30%
Inventory step-up provision	—	1.9	(100%)	—	1.9	(100%)

Segment adjusted gross margin (2)	$35.1	$86.1	(59%)	$128.7	$70.2	83%
Segment adjusted gross margin %(2)	55%	52%		59%	35%

(1) Gross margin is calculated as revenues less cost of sales. Gross margin percentage is calculated as gross margin divided by revenues.
(2) Segment adjusted gross margin, which is a non-GAAP financial measure, is calculated as gross margin plus restructuring costs and non-cash items related to changes in fair value of contingent consideration, inventory step-up provision and settlement charge, net. Segment adjusted gross margin percentage, which is a non-GAAP financial measure, is calculated as segment adjusted gross margin divided by revenues. The Company’s management utilizes segment adjusted gross margin and segment adjusted gross margin percentage for purposes of evaluating our ongoing operations and for internal planning and forecasting purposes. We believe that these non-GAAP operating measures, when reviewed collectively with our GAAP financial information, provide useful supplemental information to investors in assessing our operating performance.

NM - Not meaningful
Anthrax MCM
Anthrax MCM sales increased $17.6 million, or 83%, to $38.7 million for the three months ended June 30, 2024. The increase reflects the impact of timing of sales related to CYFENDUS® and BioThrax®, partially offset by a decrease in Anthrasil® sales, due to timing. Anthrax vaccine product sales are primarily made under annual purchase options exercised by the USG. Fluctuations in revenues result from the timing of the exercise of annual purchase options, the timing of USG purchases, the availability of governmental funding and the Company’s delivery of orders that follow.
Smallpox MCM
Smallpox MCM sales decreased $105.9 million, or 86%, to $17.9 million for the three months ended June 30, 2024. The decrease was primarily due to timing of USG purchases of ACAM2000® and VIGIV. Fluctuations in revenues from Smallpox MCM result from the timing of the exercise of annual purchase options in the existing procurement contracts, the timing of USG purchases, the availability of governmental funding and Company delivery of orders that follow.
Other Products
Other Products sales decreased $12.6 million, or 65%, to $6.8 million for the three months ended June 30, 2024. The decrease was due to lower BAT® and RSDL® product sales, due to timing of deliveries.

Cost of MCM Product Sales and Gross Margin
Cost of MCM Product sales decreased $49.4 million, or 61%, to $31.1 million for the three months ended June 30, 2024. The decrease was primarily due to lower sales of ACAM2000®, BAT®, RSDL® and Anthrasil®, lower allocations to Cost of MCM Product sales at our Bayview facility and a reduction in Trobigard® related costs, due to the Belgium FAMHP’s approval of the Company's request to revoke the Market Authorization for Trobigard® (the "Trobigard® revocation"). This decrease was partially offset by higher shutdown costs, Raxibacumab inventory reserves and overhead allocations at our Winnipeg facility.
MCM Product gross margin decreased $51.5 million, or 61%, to $32.3 million for the three months ended June 30, 2024. MCM Product gross margin percentage was consistent at 51% for the three months ended June 30, 2024. MCM Products segment adjusted gross margin excludes the impacts of non-cash items related to restructuring costs of $2.7 million and the changes in the fair value of contingent consideration of $0.1 million.
Six Months Ended June 30, 2024 Compared with Six Months Ended June 30, 2023
Anthrax MCM
Anthrax MCM sales increased $51.6 million, or 120%, to $94.6 million for the six months ended June 30, 2024. The increase was due to the impact of timing of sales related to CYFENDUS® and BioThrax®, partially offset by a decrease in Anthrasil® sales, due to timing. Anthrax vaccine product sales are primarily made under annual purchase options exercised by the USG. Fluctuations in revenues result from the timing of the exercise of annual purchase options, the timing of USG purchases, the availability of governmental funding and the Company’s delivery of orders that follow.
Smallpox MCM
Smallpox MCM sales decreased $62.9 million, or 48%, to $68.1 million for the six months ended June 30, 2024. The decrease was due to timing of USG purchases ACAM2000®, partially offset by ACAM2000® sales to non-U.S. customers and higher VIGIV sales, due to timing. Fluctuations in revenues result from the timing of the exercise of annual purchase options in existing procurement contracts, the timing of USG purchases, the availability of governmental funding and Company delivery of orders that follow.
Other Products
Other Products sales increased $28.6 million, or 104%, to $56.1 million for the six months ended June 30, 2024. The increase was primarily due to higher BAT® product sales to USG and non-U.S. customers.
Cost of MCM Product Sales and Gross Margin
Cost of MCM Product sales decreased $42.6 million, or 31%, to $93.3 million for the six months ended June 30, 2024. The decrease was primarily due to lower sales of ACAM2000®, lower allocations to Cost of MCM Product sales at our Bayview facility, lower shut down costs, a reduction in Trobigard® related costs, due to the Trobigard® revocation, partially offset by higher BAT® and BioThrax® sales.
MCM Product gross margin increased $59.9 million, or 91%, to $125.5 million for the six months ended June 30, 2024. MCM Product gross margin percentage increased 24 percentage points to 57% for the six months ended June 30, 2024. The increase was largely due to overall higher sales volumes with a favorable product mix weighted more heavily to higher margin products coupled with lower allocations to Cost of MCM Product sales at our Bayview facility and lower shutdown related costs, a reduction in Trobigard® related costs, due to the Trobigard® revocation, and realization of previously adjusted inventory values. MCM Products segment adjusted gross margin excludes the impacts of restructuring costs of $2.6 million and the changes in the fair value of contingent consideration of $0.6 million.

SERVICES SEGMENT

	Services Segment
	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2024	2023	% Change	2024	2023	% Change
Revenues	$64.7	$29.1	122%	$83.2	$43.5	91%
Cost of services	$211.6	$55.7	NM	$241.9	$107.4	125%
Gross margin (1)	$(146.9)	$(26.6)	NM	$(158.7)	$(63.9)	(148%)
Gross margin % (1)	(227)%	(91)%		(191)%	(147)%

Add back:
Settlement charge, net	110.2	—	NM	110.2	—	NM
Restructuring costs	0.4	—	NM	0.2	—	NM

Segment adjusted gross margin (2)	$(36.3)	$(26.6)	36%	$(48.3)	$(63.9)	(24%)
Segment adjusted gross margin %(2)	(56)%	(91)%		(58)%	(147)%

(1) Gross margin is calculated as revenues less cost of sales. Gross margin percentage is calculated as gross margin divided by revenues.
(2) Segment adjusted gross margin, which is a non-GAAP financial measure, is calculated as gross margin plus restructuring costs and non-cash items related to changes in fair value of contingent consideration, inventory step-up provision and settlement charge, net. Segment adjusted gross margin percentage, which is a non-GAAP financial measure, is calculated as segment adjusted gross margin divided by revenues. The Company’s management utilizes segment adjusted gross margin and segment adjusted gross margin percentage for purposes of evaluating our ongoing operations and for internal planning and forecasting purposes. We believe that these non-GAAP operating measures, when reviewed collectively with our GAAP financial information, provide useful supplemental information to investors in assessing our operating performance.

NM - Not meaningful
Three Months Ended June 30, 2024 Compared with Three Months Ended June 30, 2023
Services Revenues
Bioservices revenues increased $38.1 million, or 144%, to $64.5 million for the three months ended June 30, 2024. The increase was primarily attributable to the $50.0 million arbitration settlement (the “Settlement Agreement”) with Janssen Pharmaceuticals, Inc. (“Janssen”), one of the Janssen Pharmaceutical Companies of Johnson & Johnson, related to the 2022 termination of the manufacturing services agreement with Janssen (the “Janssen Agreement”), coupled with an increase in production at the Company’s Camden facility. The increase was partially offset by lower production at the Company's Canton and Winnipeg facilities coupled with the prior year quarter recognition of revenue related to the resolution of a customer’s outstanding obligation.
Bioservices lease revenues decreased $2.5 million, or 93%, to $0.2 million for the three months ended June 30, 2024. The decrease was related to the completion of a lease for a Bioservices customer at our Canton facility.
Cost of Services and Gross Margin
Cost of services increased $155.9 million to $211.6 million for the three months ended June 30, 2024. The increase was primarily due to the Settlement Agreement with Janssen and resulting write-down of related assets to net realizable value, partially offset by a decrease in production at the Company's Canton facility and a decrease in overhead costs at our Maryland facilities.
Services gross margin decreased $120.3 million to $(146.9) million for the three months ended June 30, 2024. Services gross margin percentage decreased 136 percentage points to (227)% for the three months ended June 30, 2024. The decrease was primarily due to the Settlement Agreement with Janssen and resulting revenue and write-down of related assets mentioned above, coupled with lower production at the Company's Canton and Winnipeg facilities, partially offset by an increase in production at the Company’s Camden facility and a decrease in overhead costs at our Maryland facilities. Services segment adjusted gross margin excludes the impacts of the settlement charge, net of $110.2 million and restructuring costs of $0.4 million.

Six Months Ended June 30, 2024 Compared with Six Months Ended June 30, 2023
Services revenues
Bioservices revenues increased $43.8 million, or 112%, to $82.8 million for the six months ended June 30, 2024. The increase was primarily attributable to the $50 million arbitration settlement with Janssen related to the Settlement Agreement, coupled with increased production at our Camden facility. The increase was partially offset by reduced production activities at the Company's Canton and Winnipeg facilities.
Bioservices lease revenues decreased $4.1 million, or 91%, to $0.4 million for the six months ended June 30, 2024. The decrease was related to the completion of a lease for a Bioservices customer at our Canton facility.
Cost of Services and Gross Margin
Cost of Services increased $134.5 million, or 125%, to $241.9 million for the six months ended June 30, 2024. The increase was primarily due to the Settlement Agreement with Janssen and resulting write-down of related assets to net realizable value, coupled with higher production activities at the Company’s Camden facility, partially offset by higher allocations to Cost of MCM Product sales and lower costs associated with production activities at the Company’s Canton facility.
Services gross margin decreased $94.8 million, or 148%, to $(158.7) million for the six months ended June 30, 2024. Services gross margin percentage decreased 44 percentage points to (191)% for the six months ended June 30, 2024. The decrease was primarily due to the Settlement Agreement with Janssen and resulting revenue and write-down of related assets mentioned above, coupled with lower production at the Company's Canton and Winnipeg facilities, partially offset by an increase in production at the Company’s Camden facility and a decrease in overhead costs at our Maryland facilities. Services segment adjusted gross margin excludes the impacts of the settlement charge, net of $110.2 million and restructuring costs of $0.2 million.
OTHER REVENUE
Three Months Ended June 30, 2024 Compared with Three Months Ended June 30, 2023
Contracts and Grants
Contracts and grants revenue was consistent at $6.6 million for the three months ended June 30, 2024.
Six Months Ended June 30, 2024 Compared with Six Months Ended June 30, 2023
Contracts and Grants
Contracts and grants revenue increased $1.5 million, or 11%, to $14.6 million for the six months ended June 30, 2024. The increase was related to work under the EbangaTM program, partially offset by the wind-down of our other funded development initiatives.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Our financial condition is summarized as follows:

	June 30,	December 31,
(dollars in millions)	2024	2023	Change %
Financial assets:
Cash and cash equivalents	$69.7	$111.7	(38)%

Borrowings:
Debt, current portion	$415.2	$413.7	—%
Debt, net of current portion	447.0	446.5	—%
Total borrowings	$862.2	$860.2	—%

Working capital:
Current assets	$654.5	$679.5	(4)%
Current liabilities	619.7	651.3	(5)%
Total working capital	$34.8	$28.2	23%

Principal Sources of Capital Resources
We have historically financed our operating and capital expenditures through existing cash and cash equivalents, cash from operations, development contracts and grant funding and borrowings under our Revolving Credit Facility, our Term Loan Facility, and other lines of credit we have established from time to time. We also obtain financing from the sale of our common stock upon exercise of stock options and participation in an at-the-market equity offering program that we entered into on May 17, 2023 (the "ATM Program"), which we are currently ineligible to use. As of June 30, 2024, we had unrestricted cash and cash equivalents of $69.7 million and remaining capacity under our Revolving Credit Facility of $41.8 million.
Going Concern
The consolidated financial statements have been prepared on the going concern basis of accounting, which assumes the Company will continue to operate as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.
As of June 30, 2024, there was $222.7 million outstanding on the Company’s senior revolving credit facility (“Revolving Credit Facility”) and $190.3 million on the senior term loan facility (“Term Loan Facility” and together with the Revolving Credit Facility, the “Senior Secured Credit Facilities”) that mature in May 2025 and the Senior Credit Facilities are subject to the Forbearance Agreement and Amendment as described below, with respect to the Company’s noncompliance with certain operational and financial covenants. As of June 30, 2024, the Company had $69.7 million in cash and cash equivalents. As a result of these factors, the Company determined that there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The evaluation considered the potential mitigating effects of management’s plans that have not been fully implemented. Management has evaluated the mitigating effects of its plans to determine if it is probable that (1) the plans will be effectively implemented within one year after the date the financial statements are issued, and (2) when implemented, the plans will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern. Management's plans include (A) further amending the Senior Secured Credit Facilities, and (B) improving operating performance, reducing working capital and the potential of the sale of assets to pay down the Senior Secured Credit Facilities before they become due. As neither plan is in the complete control of management, neither is probable of occurring. In this regard, management may not be able to further amend the Senior Secured Credit Facilities or find a buyer for the assets it is willing to divest and may not be able to close on any asset sale for which management is able to reach an agreement with a buyer. As a result, the Company may be unable to meet its obligations as they become due. In addition, any asset sales that are completed could have potential negative impacts on the Company's future operating cash flows and profitability.
Debt Covenants
The Senior Secured Credit Facilities mature in May 2025, and provide for (1) revolving credit commitments, (2) a term loan, and (3) the issuance of commercial letters of credit. As of March 31, 2024, the Company was not in compliance with the minimum consolidated EBITDA covenant under the Senior Secured Credit Facilities and did not satisfy a covenant requiring it to raise not less than $75.0 million through issuance of equity and/or unsecured indebtedness by April 30, 2024. In addition, the Company was required to deliver audited annual financial statements without a “going concern” explanatory paragraph with respect to its financial statements for the year ended December 31, 2023, which was not achieved. However, on February 29, 2024, the requisite lenders agreed to enter into the Forbearance Agreement and Amendment with the Company, which included a limited waiver of certain events of default, including those that resulted from (a) any violation of the financial covenants set forth in the Senior Secured Credit Facilities with respect to the fiscal quarter ending December 31, 2023 and the fiscal quarter ending March 31, 2024 and (b) the going concern explanatory paragraph contained in the audited financial statements for the year ended December 31, 2023. This forbearance period (the “Forbearance Period”) expired on April 30, 2024.
On April 29, 2024, the requisite lenders agreed to enter into a Consent, Waiver and Seventh Amendment to the Amended and Restated Credit Agreement (the “Seventh Amendment”) with the Company. The Seventh Amendment, among other things: (a) reduces available commitments under the Revolving Credit Facility to $240.0 million through July 30, 2024, to $210.0 million from July 31, 2024 through September 29, 2024, to $205.0 million from September 30, 2024 through October 30, 2024, to $180.0 million from October 31, 2024 through November 29, 2024, and to $170.0 million from November 30, 2024 and thereafter (in each case subject to potential limited additional borrowings from a specified reserve with the consent of the lenders); (b) amends the interest rate benchmark in the definition of Applicable Margin from (i) 5.00% per annum to 7.00% per annum with respect to Base Rate Loans and (ii) 6.50% per annum to 8.50% per annum with respect to SOFR Loans, RFR Loans and Eurocurrency Rate Loans; and (c) requires the Company to raise equity or unsecured indebtedness of at least $85.0 million by July 31, 2024 (or such later date on or before September 29, 2024 as agreed to by the Administrative Agent), provided that such requirement will be reduced by the aggregate net cash proceeds received from certain dispositions that are applied to reduce amounts outstanding under the Revolving Credit Facility. The Company expects to apply the proceeds from the Camden Transaction and the RSDL® Transaction to reduce borrowings under the Revolving Credit Facility in order to satisfy the capital raise requirement, the deadline for which was recently extended to September 29, 2024. There is no guarantee the Company will be able to meet the capital raise requirement by this deadline.
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
Under the Seventh Amendment, the Company is also subject to (a) a monthly minimum consolidated EBITDA covenant through May 15, 2025 and a monthly maximum capital expenditures covenant through March 31, 2025, (b) a minimum liquidity requirement, and (c) additional financial statement reporting and business plan forecast obligations. In connection with the entry into the Seventh Amendment, the Company paid an amendment fee of an aggregate amount equal to 0.5% of the total credit exposure as of the Seventh Amendment effective date and will be required to pay an additional amendment fee of 1.0% of total credit exposure at December 1, 2024 and each month thereafter. The Senior Secured Credit Facilities and the Company’s other debt facilities are described in more detail below in Note 10, “Debt.” As of the date of these financial statements, the Company is in compliance with the terms of the Senior Secured Credit Facilities.
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

At-the-Market Equity Offering Facility
The Company may, from time to time, sell up to $150.0 million aggregate gross sales price of shares of its common stock through Evercore Group L.L.C. and RBC Capital Markets, LLC, as sales agents, under the ATM Program that we entered into on May 17, 2023. There were no sales of the Company’s common stock under the ATM Program during the three months ended June 30, 2024. The Company’s Registration Statement on Form S-3 expires on August 9, 2024 and the Company is not eligible to file a new Registration Statement on Form S-3 until 2025 due to the delayed filing of the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2023. The Company will not be eligible to sell any shares under the ATM Program until a new Registration Statement is filed and becomes effective. During the second quarter of 2023, we sold 1.1 million shares of our common stock under the ATM Program for gross proceeds of $9.1 million, representing an average price of $8.22 per share. As of June 30, 2024, $140.9 million aggregate gross sales price of shares of the Company’s common stock remains available for issuance under the ATM Program. The Company intends to use proceeds obtained from the sale of shares under the ATM Program for general corporate purposes.
Cash Flows
The following table provides information regarding our cash flows for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
(in millions)	2024	2023
Net cash provided by (used in):
Operating activities	$(15.1)	$(298.4)
Investing activities	(15.4)	242.6
Financing activities	(10.2)	(497.4)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	(0.8)
Net change in cash, cash equivalents and restricted cash	$(40.7)	$(554.0)
Operating Activities:
Net cash used in operating activities for the six months ended June 30, 2024 decreased $283.3 million as compared with the six months ended June 30, 2023. The decrease in net cash used in operating activities was primarily due to positive working capital changes of $287.3 million, driven primarily by changes in prepaid and other assets related to the write down to net realizable values of the assets classified within “Other long term assets” related to the Janssen Agreement and Settlement Agreement, and higher cash collections on accounts receivable.
Investing Activities:
Net cash used in investing activities for the six months ended June 30, 2024 increased $258.0 million as compared with the six months ended June 30, 2023. The increase in net cash used in investing activities was attributable to $270.2 million in proceeds from the sale of our travel health business in 2023, partially offset by a reduction in purchases of property, plant and equipment.
Financing Activities:
Net cash used in financing activities for the six months ended June 30, 2024 decreased $487.2 million as compared with the six months ended June 30, 2023. The decrease in net cash used in financing activities was primarily due to a reduction of principal payments of $286.3 million on our Revolving Credit Facility and $148.9 million on our Term Loan Facility, partially offset by an increase in proceeds of $65.0 million under our Revolving Credit Facility in the current period and proceeds of $8.2 million from the sale of stock under the ATM Program in the prior period.

Debt
As of June 30, 2024, the Company has $863.8 million of fixed and variable rate debt with varying maturities. See Note 10, “Debt” in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1, of this Form 10-Q for further discussion.
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

Unused Credit Capacity
Available room under the Revolving Credit Facility as of June 30, 2024 and December 31, 2023 was:

(in millions)	June 30, 2024 (1)	December 31, 2023
Total Capacity	$240.0	$300.0
Less:
Outstanding Letters of Credit	5.5	0.5
Outstanding Indebtedness	222.7	219.2
Unused Capacity	$11.8	$80.3

(1) As of June 30, 2024, excludes $30.0 million subject to consent of the lenders.

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
We have assessed our exposure to changes in interest rates by analyzing the sensitivity to our operating results assuming various changes in market interest rates. A hypothetical increase of one percentage point in the eurocurrency rate as of June 30, 2024 would increase our interest expense by approximately $4.1 million annually.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2024, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in internal control over financial reporting
There have been no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act that occurred during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

The Senior Secured Credit Facilities include the Term Loan Facility, which had an outstanding principal balance of $190.3 million as of June 30, 2024, and the ability to borrow up to $240.0 million under our Revolving Credit Facility, which excludes $30.0 million subject to consent of the lenders, under which we had $222.7 million of outstanding borrowings as of June 30, 2024. The available commitments under our Revolving Credit Facility decreased to $225.0 million on July 31, 2024, and will decrease to $200.0 million on October 31, 2024. In addition, on August 7, 2020, we completed an offering of $450.0 million aggregate principal amount of Senior Unsecured Notes. We may also seek additional debt financing to support our ongoing activities or to provide additional financial flexibility. Debt financing can have significant adverse consequences for our business, including:
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

As of June 30, 2024, we had unrestricted cash and cash equivalents of $69.7 million and remaining capacity under our Revolving Credit Facility of $41.8 million. Also as of June 30, 2024, there was $222.7 million outstanding on our Revolving Credit Facility and $190.3 million on our Term Loan Facility that mature in May 2025. The Senior Credit Facilities are subject to the Forbearance Agreement and Amendment with respect to the Company’s noncompliance with certain operational and financial covenants. As a result of these factors, the Company determined that there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.
On April 29, 2024, the requisite lenders agreed to enter into the Seventh Amendment with the Company. The Seventh Amendment, among other things: (a) reduces available commitments under the Revolving Credit Facility to $240.0 million through July 30, 2024, to $210.0 million from July 31, 2024 through September 29, 2024, to $205.0 million from September 30, 2024 through October 30, 2024, to $180.0 million from October 31, 2024 through November 29, 2024, and to $170.0 million from November 30, 2024 and thereafter (in each case subject to potential limited additional borrowings from a specified reserve with the consent of the lenders); (b) amends the interest rate benchmark in the definition of Applicable Margin from (i) 5.00% per annum to 7.00% per annum with respect to Base Rate Loans and (ii) 6.50% per annum to 8.50% per annum with respect to SOFR Loans, RFR Loans and Eurocurrency Rate Loans; and (c) in lieu of the $75.0 million capital raise referenced above, requires the Company to raise equity or unsecured indebtedness of at least $85.0 million by July 31, 2024 (or such later date on or before September 29, 2024 as agreed to by the Administrative Agent), provided that such requirement will be reduced by the aggregate net cash proceeds received from certain dispositions that are applied to reduce amounts outstanding under the Revolving Credit Facility. Under the Seventh Amendment, the Company is also subject to (a) a monthly minimum consolidated EBITDA covenant through May 15, 2025 and a monthly maximum capital expenditures covenant through March 31, 2025, (b) a minimum liquidity requirement and (c) additional financial statement reporting and business plan forecast obligations.
The Company may be unable to comply with debt covenants in future periods without additional sources of liquidity or future amendments to or forbearance arrangements under the Credit Agreement. We will need to obtain substantial additional funding in connection with our continuing operations, which cannot be assured.
If our capital resources are insufficient to meet our future capital requirements, we will need to finance our cash needs through public or private equity or debt offerings, bank loans or collaboration and licensing arrangements. Our Registration Statement on Form S-3 expires on August 9, 2024 and we are ineligible to file a new Registration Statement on Form S-3 until 2025. There can be no assurance that we will become eligible to file a shelf registration statement or to have such a shelf registration statement become effective after such period, which may inhibit our ability to access the capital markets to raise funds.
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

We may not realize the expected benefits of the sale of our travel health business to Bavarian Nordic, the sale of RSDL® to SERB, and the pending sale of our drug product facility in Baltimore-Camden to Bora.
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
On June 20, 2024, Cangene bioPharma LLC (“Cangene”), a subsidiary of the Company (together with Cangene, the “Seller”), entered into an Asset Purchase Agreement with Bora, under which the Seller will sell its drug product facility in Baltimore-Camden for a total value of approximately $30 million. Approximately 350 of the Seller’s employees are expected to join Bora as part of the transaction.
On July 31, 2024, the Company entered into a Stock and Asset Purchase Agreement with SERB Pharmaceuticals, through its wholly owned subsidiary BTG International Inc. (collectively, “SERB”), pursuant to which, among other things, the Company sold its worldwide rights to RSDL®, to SERB (the “RSDL® Transaction”) for a cash purchase price of $75 million, which was paid at closing and will be subject to customary adjustments based on inventory value at closing. In addition, SERB will pay the Company a $5 million payment upon achievement of a milestone relating to sourcing of a certain component of RSDL® decontamination lotion. The Transaction also included the sale to SERB of all the outstanding capital stock of Emergent Protective Products USA Inc. (“EPPU”), a wholly owned subsidiary of the Company, which leases a manufacturing facility in Hattiesburg, Mississippi, as well as certain assets related to RSDL®, including intellectual property rights, contract rights, inventory and marketing authorizations. In addition, the employees of EPPU are expected to join SERB in connection with the RSDL® Transaction.
There can be no assurance that we will be able to realize in full the expected benefits of these transactions. If we are unable to or do not realize the expected strategic, economic, or other benefits of these transactions, it could adversely affect our business and financial position.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Recent sales of unregistered securities
Not applicable.
Use of proceeds
Not applicable.
Purchases of equity securities
Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
During the three months ended June 30, 2024, none of the Company's directors or Section 16 reporting officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).
ITEM 6. EXHIBITS
The exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index immediately preceding the exhibits hereto.

Exhibit Index

Exhibit Number	Description
10.1†	Modification No. 11, effective April 29, 2024, to the ACAM2000 Contract (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on May 1, 2024).
10.2†	Modification No. 12 effective June 28, 2024, to the ACAM2000 Contract (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 2, 2024).
10.3†	Modification No. 17 effective June 26, 2024, to the BARDA AV7909 Contract (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on July 2, 2024).
10.4*	Form of Amendment to Letter Agreement, dated April 23, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on April 26, 2024).
10.5*	Emergent BioSolutions Inc. Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on May 29, 2024).
31.1 #	Certification of the Chief Executive Officer, pursuant to Exchange Act Rule 13a-14(a).
31.2 #	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).
32.1 #	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 #	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 #
The following financial information related to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statement of Changes in Stockholders' Equity; and (vi) the related Notes to the Condensed Consolidated Financial Statements.

104 #	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101.
#	Filed herewith.
†	Certain confidential portions of this exhibit were omitted by means of marking such portions with asterisks because of the identified confidential portions (i) are not material and (ii) are items the Company customarily and actually treats such information as private or confidential.
*	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMERGENT BIOSOLUTIONS INC.

By: /s/JOSEPH C. PAPA Joseph C. Papa President. Chief Executive Officer and Director (Principal Executive Officer)

Date: August 6, 2024

By: /s/RICHARD S. LINDAHL Richard S. Lindahl Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Date: August 6, 2024