Form 10-Q
period 2024-09-30
Emergent BioSolutions Inc.
filed 2024-11-07
CIK 1367644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 30, 2024, the registrant had 54,184,186 shares of common stock outstanding.

Emergent BioSolutions Inc. and Subsidiaries
Form 10-Q

EMERGENT BIOSOLUTIONS INC.
PART I. FINANCIAL INFORMATION
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, including statements regarding the future performance of Emergent BioSolutions Inc. or any of our businesses, our business strategy, future operations, future financial position, future revenues and earnings, our ability to achieve the objectives of our restructuring initiatives and divestitures, including our future results, projected costs, prospects, plans and objectives of management, are forward-looking statements. We generally identify forward-looking statements by using words like "anticipate," "believe," "continue," "could," "estimate," "expect," "forecast," "future," "goal," "intend," "may," "plan," "position," "possible," "potential," "predict," "project," "should," "target," "will," "would," and similar expressions or variations thereof, or the negative thereof, but these terms are not the exclusive means of identifying such statements. These forward-looking statements are based on our current intentions, beliefs, assumptions and expectations regarding future events based on information that is currently available. You should realize that if underlying assumptions prove inaccurate or unknown risks or uncertainties materialize, actual results could differ materially from our expectations. You are, therefore, cautioned not to place undue reliance on any forward-looking statement contained herein. Any such forward-looking statement speaks only as of the date on which such statement is made and, except as required by law, we do not undertake any obligation to update any forward-looking statement to reflect new information, events or circumstances.
There are a number of important factors that could cause our actual results to differ materially from those indicated by such forward-looking statements, including, among others:
•the availability of U.S. government ("USG") funding for contracts related to procurement of our medical countermeasures ("MCM") products, including CYFENDUS® (Anthrax Vaccine Adsorbed (AVA), Adjuvanted), previously known as AV7909, BioThrax® (Anthrax Vaccine Adsorbed) and ACAM2000® (Smallpox (Vaccinia) Vaccine, Live) among others, as well as contracts related to development of medical countermeasures;
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
•the results of pending government investigations and their potential impact on our business;
•our ability to obtain final court approval of the proposed settlement agreement relating to the stockholder litigation, including our ability to satisfy the conditions of the proposed settlement, and the source of funds to be used to resolve the litigation, and the potential impact of the settlement agreement, if approved, on our business;
•our ability to comply with the operating and financial covenants required by (i) our term loan facility under a credit agreement, dated August 30, 2024, among the Company, the lenders from time to time party thereto and OHA Agency LLC, as administrative agent, (ii) our revolving credit facility under a credit agreement, dated September 30, 2024, among the Company, certain subsidiary borrowers, the lenders from time to time party thereto and Wells Fargo, National Association, as Agent, and (iii) our 3.875% Senior Unsecured Notes due 2028;
•our ability to maintain adequate internal control over financial reporting and to prepare accurate financial statements in a timely manner;
•our ability to successfully manage our liquidity in order to continue as a going concern;

EMERGENT BIOSOLUTIONS INC.
•the procurement of our product candidates by USG entities under regulatory authorities that permit government procurement of certain medical products prior to United States Food and Drug Administration (“FDA”) marketing authorization, and corresponding procurement by government entities outside the United States;
•our ability to realize the expected benefits of the sale of our travel health business to Bavarian Nordic, the sale of our Drug Product facility in Baltimore-Camden to Bora Pharmaceuticals Injectables Inc., a subsidiary of Bora Pharmaceuticals Co., Ltd. (“Bora”) and the sale of RSDL® (Reactive Skin Decontamination Lotion) to BTG International Inc., a subsidiary of SERB Pharmaceuticals (collectively, “SERB”);
•the impact of the organizational changes we announced in January 2023, August 2023, May 2024 and August 2024;
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

ITEM 1. FINANCIAL STATEMENTS
Emergent BioSolutions Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions, except per share amounts)

	September 30, 2024	December 31, 2023
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$149.9	$111.7
Restricted cash	6.5	—
Accounts receivable, net	121.3	191.0
Inventories, net	322.7	328.9
Prepaid expenses and other current assets	61.0	47.9
Total current assets	661.4	679.5

Property, plant and equipment, net	278.1	382.8
Intangible assets, net	517.8	566.6
Other assets	20.5	194.3
Total assets	$1,477.8	$1,823.2

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$82.1	$112.2
Accrued expenses	16.1	18.6
Accrued compensation	63.3	74.1
Debt, current portion	0.8	413.7
Other current liabilities	67.6	32.7
Total current liabilities	229.9	651.3

Debt, net of current portion	661.8	446.5
Deferred tax liability	41.9	47.2
Other liabilities	35.8	28.9
Total liabilities	969.4	1,173.9

Stockholders' equity:
Preferred stock, $0.001 par value per share; 15.0 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value per share; 200.0 shares authorized, 59.7 and 57.8 shares issued; 54.1 and 52.2 shares outstanding, respectively	0.1	0.1
Treasury stock, at cost, 5.6 and 5.6 common shares, respectively	(227.7)	(227.7)
Additional paid-in capital	924.4	904.4
Accumulated other comprehensive loss, net	(7.3)	(5.7)
Accumulated deficit	(181.1)	(21.8)
Total stockholders’ equity	508.4	649.3
Total liabilities and stockholders’ equity	$1,477.8	$1,823.2
See accompanying notes to condensed consolidated financial statements.

Emergent BioSolutions Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(unaudited, in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Commercial Product sales	$95.3	$142.1	$333.8	$386.2
MCM Product sales	174.2	107.7	393.0	309.2
Total Product sales, net	269.5	249.8	726.8	695.4
Bioservices:
Services	13.9	13.2	96.7	52.2
Leases	0.4	1.0	0.8	5.5
Total Bioservices revenues	14.3	14.2	97.5	57.7
Contracts and grants	10.0	6.5	24.6	19.6
Total revenues	293.8	270.5	848.9	772.7

Operating expenses:
Cost of Commercial Product sales	47.2	60.0	152.7	160.2
Cost of MCM Product sales	54.0	72.5	147.3	208.4
Cost of Bioservices	21.4	44.3	263.3	151.7
Research and development	13.8	15.3	61.6	82.0
Selling, general and administrative	76.6	86.0	247.2	278.7
Amortization of intangible assets	16.3	16.3	48.8	49.4
Goodwill impairment	—	218.2	—	218.2
Impairment of long-lived assets	—	—	27.2	306.7
Total operating expenses	229.3	512.6	948.1	1,455.3

Income (loss) from operations	64.5	(242.1)	(99.2)	(682.6)

Other income (expense):
Interest expense	(8.3)	(19.7)	(56.2)	(66.2)
Gain (loss) on sale of business	64.3	(0.7)	24.3	74.2
Other, net	21.9	(3.4)	15.8	(2.1)
Total other income (expense), net	77.9	(23.8)	(16.1)	5.9

Income (loss) before income taxes	142.4	(265.9)	(115.3)	(676.7)
Income tax provision (benefit)	27.6	(2.5)	44.0	34.3
Net income (loss)	$114.8	$(263.4)	$(159.3)	$(711.0)

Earnings (loss) per common share
Basic	$2.16	$(5.08)	$(3.03)	$(13.97)
Diluted	$2.06	$(5.08)	$(3.03)	$(13.97)

Weighted average shares outstanding
Basic	53.1	51.8	52.6	50.9
Diluted	55.6	51.8	52.6	50.9
See accompanying notes to condensed consolidated financial statements.

Emergent BioSolutions Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited, in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$114.8	$(263.4)	$(159.3)	$(711.0)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net	(1.8)	1.2	(1.6)	3.7
Unrealized gains (losses) on hedging activities	—	0.9	—	(2.3)
Reclassification adjustment for gains on hedging activities	—	(3.1)	—	(3.6)
Reclassification adjustment for gains on pension benefit obligation	—	—	—	(3.5)
Total other comprehensive income (loss), net of tax	(1.8)	(1.0)	(1.6)	(5.7)
Comprehensive income (loss), net of tax	$113.0	$(264.4)	$(160.9)	$(716.7)
See accompanying notes to condensed consolidated financial statements.

Emergent BioSolutions Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows Continued
(unaudited, in millions)

	Nine Months Ended September 30,
	2024	2023
Operating Activities
Net loss	$(159.3)	$(711.0)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Share-based compensation expense	13.7	19.1
Depreciation and amortization	82.8	95.5
Change in fair value of contingent obligations, net	0.6	(0.4)
Amortization of deferred financing costs	5.2	15.6
Deferred income taxes	(5.1)	(3.7)
Noncash gain on sale of business	(32.2)	(74.2)
Change in fair value of warrant and forward liabilities	(1.1)	—
Goodwill impairment	—	218.2
Impairment of long-lived assets	27.2	306.7
Loss on disposal of assets	28.9	13.9
Other	3.9	(5.0)
Changes in operating assets and liabilities:
Accounts receivable	52.7	(58.5)
Inventories	(35.5)	(25.0)
Prepaid expenses and other assets	146.3	(18.3)
Accounts payable	(22.8)	17.7
Accrued expenses and other liabilities	32.9	(30.2)
Long-term incentive plan accrual	2.5	3.7
Accrued compensation	(9.9)	(0.8)
Income taxes receivable and payable, net	26.6	(3.5)
Contract liabilities	(18.8)	1.8
Net cash provided by (used in) operating activities	138.6	(238.4)
Investing Activities
Purchases of property, plant and equipment	(21.2)	(40.2)
Proceeds from sale of property, plant and equipment	7.6	—
Milestone payment from prior asset acquisition	—	(6.3)
Proceeds from sale of business	110.2	270.2
Net cash provided by investing activities	96.6	223.7
Financing Activities
Proceeds from the issuance of debt, net of lender fees	219.0	—
Proceeds allocated to warrants issued in conjunction with debt	13.4	—
Proceeds allocated to common stock issued in conjunction with debt	9.3	—
Principal payments on term loan facility	(198.2)	(160.7)
Proceeds from revolving credit facility	65.0	—
Principal payments on revolving credit facility	(284.2)	(386.8)
Debt issuance costs	(14.6)	—
Proceeds from share-based compensation activity	0.7	1.3
Taxes paid for share-based compensation activity	(0.9)	(2.4)
Proceeds from at-the-market sale of stock, net of commissions and expenses	—	8.2
Net cash used in financing activities:	(190.5)	(540.4)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	0.3
Net change in cash, cash equivalents and restricted cash	44.7	(554.8)
Cash, cash equivalents and restricted cash, beginning of period	111.7	642.6
Cash, cash equivalents and restricted cash, end of period	$156.4	$87.8
Supplemental cash flow disclosures:
Cash paid for interest	$55.8	$56.5
Cash paid for income taxes	$35.5	$38.3
Non-cash investing and financing activities:
Purchases of property, plant and equipment unpaid at period end	$1.6	$9.2
Gain on extinguishments of debt	$0.6	$—
Issuance of common stock in conjunction with debt	$7.7	$—
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$149.9	$87.8
Restricted cash	6.5	—
Total	$156.4	$87.8
See accompanying notes to condensed consolidated financial statements.

Emergent BioSolutions Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders' Equity
(unaudited, in millions)

	$0.001 Par Value Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	57.8	$0.1	(5.6)	$(227.7)	$904.4	$(5.7)	$(21.8)	$649.3
Net income	—	$—	—	$—	$—	$—	$9.0	$9.0
Share-based compensation activity	0.2	—	—	—	5.4	—	—	5.4
Other comprehensive income, net of tax	—	—	—	—	—	0.2	—	0.2
Balance at March 31, 2024	58.0	$0.1	(5.6)	$(227.7)	$909.8	$(5.5)	$(12.8)	$663.9
Net loss	—	$—	—	$—	$—	$—	$(283.1)	$(283.1)
Share-based compensation activity	0.5	—	—	—	5.5	—	—	5.5
Balance at June 30, 2024	58.5	$0.1	(5.6)	$(227.7)	$915.3	$(5.5)	$(295.9)	$386.3
Net income	—	$—	—	$—	$—	$—	$114.8	$114.8
Share-based compensation activity	0.1	—	—	—	1.4	—	—	1.4
Issuance of common stock	1.1	—	—	—	7.7	—	—	7.7
Other comprehensive loss, net of tax	—	—	—	—	—	(1.8)	—	(1.8)
Balance at September 30, 2024	59.7	$0.1	(5.6)	$(227.7)	$924.4	$(7.3)	$(181.1)	$508.4

	$0.001 Par Value Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	55.7	$0.1	(5.6)	$(227.7)	$873.5	$3.1	$738.7	$1,387.7
Net loss	—	$—	—	$—	$—	$—	$(186.2)	$(186.2)
Share-based compensation activity	0.3	—	—	—	4.7	—	—	4.7
Other comprehensive loss, net of tax	—	—	—	—	—	(2.1)	—	(2.1)
Balance at March 31, 2023	56.0	$0.1	(5.6)	$(227.7)	$878.2	$1.0	$552.5	$1,204.1
Net loss	—	$—	—	$—	$—	$—	$(261.4)	$(261.4)
Share-based compensation activity	0.3	—	—	—	9.4	—	—	9.4
At-the-market sale of stock, net of commissions and expenses	1.1	—	—	—	8.2	—	—	8.2
Other comprehensive loss, net of tax	—	—	—	—	—	(2.6)	—	(2.6)
Balance at June 30, 2023	57.4	$0.1	(5.6)	$(227.7)	$895.8	$(1.6)	$291.1	$957.7
Net loss	—	$—	—	$—	$—	$—	$(263.4)	$(263.4)
Share-based compensation activity	—	—	—	—	3.9	—	—	3.9
Other comprehensive loss, net of tax	—	—	—	—	—	(1.0)	—	(1.0)
Balance at September 30, 2023	57.4	$0.1	(5.6)	$(227.7)	$899.7	$(2.6)	$27.7	$697.2
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
The Company is focused on the following four PHT categories: chemical, biological, radiological, nuclear and explosives (“CBRNE”); emerging infectious diseases (“EID”); emerging health crises; and acute, emergency and community care. As of September 30, 2024, the Company has a product portfolio of 10 products that it is actively developing and/or marketing (vaccines, therapeutics, and drug-device combination products). The revenues generated by the products comprise a substantial portion of the Company's revenue. The Company structures its business with a focus on markets and customers. As such, the key components of the business structure include the following four product and service categories: NARCAN® commercial product, Anthrax - Medical Countermeasures (“MCM”) Products, Smallpox - MCM products and Emergent Bioservices (CDMO) (“Bioservices”).
The Company’s business is organized in three reportable operating segments: (1) a Commercial Products segment consisting of NARCAN® Nasal Spray (and, previously, other commercial products, which were sold as part of our travel health business in the second quarter of 2023; see Note 3, “Divestitures” for more information on the sale of the travel health business); (2) a MCM Products segment consisting of our Anthrax - MCM, Smallpox - MCM and Other Products, described below and (3) a Services segment consisting of our Bioservices offerings (see Note 16, “Segment information” for more information on our reportable segments).
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
Sale of Travel Health Business
On May 15, 2023, the Company completed the sale of its Commercial Products segment's travel health business, including rights to Vivotif®, the licensed typhoid vaccine; Vaxchora®, the licensed cholera vaccine; the development-stage chikungunya vaccine candidate CHIKV VLP; the Company’s manufacturing site in Bern, Switzerland; and certain of its development facilities in San Diego, California. For additional information, refer to Note 3, “Divestitures”.
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
•Ebanga™ (ansuvimab-zykl), a monoclonal antibody with antiviral activity provided through a single IV infusion for the treatment of Ebola. Under the terms of a collaboration with Ridgeback Biotherapeutics (“Ridgeback”), Emergent will be responsible for the manufacturing, sale, and distribution of Ebanga™ in the U.S. and Canada, and Ridgeback will serve as the global access partner for Ebanga™; and
•Trobigard® atropine sulfate, obidoxime chloride auto-injector, a combination drug-device auto-injector procured product candidate that contains atropine sulfate and obidoxime chloride. On April 2, 2024, the Belgium Federal Agency for Medicines and Health Products acknowledged and confirmed Emergent’s request to revoke the Market Authorization for the Trobigard Auto-Injector.
Sale of RSDL®
On July 31, 2024, the Company entered into the Stock and Asset Purchase Agreement (the “RSDL® Agreement”) with SERB Pharmaceuticals, through its wholly owned subsidiary BTG International Inc. (collectively, “SERB”), pursuant to which, among other things, the Company sold its worldwide rights to RSDL® to SERB (the “RSDL® Transaction”). See Note 3, “Divestitures” for more information on the RSDL® Transaction.
Services Segment:
Bioservices - CDMO
The Company’s services revenue consists of distinct but interrelated bioservices: drug substance manufacturing; drug product manufacturing (also referred to as “fill/finish” services) and packaging; development services including technology transfer, process and analytical development services; and, when necessary, suite reservation obligations. These services, which the Company refers to as “molecule-to-market” offerings, employ diverse technology platforms (mammalian, microbial, viral and plasma) across a network of development and manufacturing sites operated by the Company for its internal products and pipeline candidates and third-party bioservices. The Company services both clinical-stage and commercial-stage projects for a variety of third-party customers, including government agencies, innovative pharmaceutical companies, and non-government organizations. In August 2023, the Company initiated an organizational restructuring plan (the “August 2023 Plan”) which included actions to reduce investment in and de-emphasize focus on its Bioservices business. In May 2024, the Company initiated a further organizational restructuring plan (the “May 2024 Plan”) announcing the closure of the Company’s Baltimore-Bayview Drug Substance manufacturing facility and Rockville, Maryland Drug Product facility. Additionally, on August 20, 2024, pursuant to the previously announced Asset Purchase Agreement (the “Asset Purchase Agreement”), the Company completed the sale of its Drug Product facility in Baltimore-Camden (the “Camden Transaction”) to Bora Pharmaceuticals Injectables Inc., a subsidiary of Bora Pharmaceuticals Co., Ltd. (“Bora”). See Note 3, “Divestitures” and Note 4, “Impairment and restructuring charges” for more information related to these announcements.

2.    Summary of significant accounting policies
Basis of presentation and consolidation
The accompanying unaudited condensed consolidated financial statements include the accounts of Emergent and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements included herein have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X issued by the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on March 8, 2024.
All adjustments contained in the accompanying unaudited condensed consolidated financial statements are of a normal recurring nature and are necessary to present fairly the financial position of the Company as of September 30, 2024. Interim results are not necessarily indicative of results that may be expected for any other interim period or for an entire year.
Liquidity and capital resources
The Company has historically financed its operating and capital expenditures through existing cash and cash equivalents, cash from operations, development contracts and grant funding and borrowings under various credit agreements, including the Term Loan Agreement (as defined below) and other lines of credit it has established from time to time.
In the prior quarter, in evaluating the Company’s ability to continue as a going concern, the Company took into account the potential mitigating effects of management’s previously disclosed plans, which had not yet been fully implemented. During the three months ended September 30, 2024, the Company made significant progress implementing these plans, which progress is described below. As a result, the Company believes that as of September 30, 2024 it has alleviated substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.
During the three months ended September 30, 2024, the Company entered into a credit agreement which provides for a term loan (the “Term Loan”) of $250.0 million (the “Term Loan Agreement”) and a credit agreement for asset-based revolving loans (the “Revolving Credit Agreement” and together with the Term Loan Agreement, the “Senior Secured Credit Facilities”) with maturity dates that can extend through the second quarter of 2029. Also during the three months ended September 30, 2024, the Company repaid all amounts outstanding under its Amended and Restated Credit Agreement, dated October 15, 2018, by and among the Company, the lenders party thereto from time to time, and Wells Fargo Bank, National Association, as the Administrative Agent (the “Prior Credit Agreement”). As of September 30, 2024, there was $250.0 million outstanding under the Term Loan Agreement. The Revolving Credit Agreement provides for commitments with respect to asset-based revolver loans (the “Revolving Loans”) of up to the lesser of (x) $100.0 million, which may be increased (but not above $125.0 million, or the “Maximum Revolver Amount”) or decreased (but not below $50.0 million) by the Borrowers in accordance with the terms of the Revolving Credit Agreement and (y) the Borrowing Base (as defined in the Revolving Credit Agreement). Once reduced, the facility may not be increased. As of September 30, 2024, there were no outstanding Revolving Loans. For more information about the Senior Secured Credit Facilities, see Note 9, “Debt” for a discussion of the material terms and financial covenants. As of September 30, 2024, the Company was in compliance with all the covenants under the Senior Secured Credit Facilities.
During the nine months ended September 30, 2024, the Company generated cash through the sale of certain assets, including the RSDL® Transaction, which provided for a cash purchase price of approximately $75.0 million; and the Camden Transaction, which provided for a cash purchase price of approximately $35.0 million, which includes customary closing adjustments for working capital and transaction expenses of the business at closing. Additionally, the Company received funds of $50.0 million in connection with the confidential arbitration settlement (the “Settlement Agreement”) with Janssen Pharmaceuticals, Inc. (“Janssen”), one of the Janssen Pharmaceutical Companies of Johnson & Johnson, related to the 2022 termination of manufacturing services agreement with Janssen (the “Janssen Agreement”). See Note 3, “Divestitures” for additional information related to RSDL® Transaction and Camden Transaction, and Note 15, “Litigation” for additional information related to the accounting treatment and settlement of the arbitration with Janssen. Additionally, the Company is realizing positive operational impacts of its restructuring and cost savings initiatives, including the closure of certain Bioservices facilities and reductions in force.
As of September 30, 2024, the Company had unrestricted cash and cash equivalents of $149.9 million and available borrowing capacity of up to $100.0 million under the Revolving Credit Agreement. The Company believes that its sources of liquidity between debt and cash flows from operating activities are adequate to fund our operations for at least the next twelve months from the issuance of these condensed consolidated financial statements.

Significant accounting policies
During the nine months ended September 30, 2024, apart from the updates related to the Warrants (as defined below), there have been no significant changes to the Company's summary of significant accounting policies contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC that have materially impacted the presentation of the Company's financial statements.
Warrants
The Company accounts for Warrants as either equity instruments or as liabilities in accordance with ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815-40, Derivatives and Hedging-Contracts in Entity’s Own Equity (“ASC 815-40”), depending on the specific terms of the applicable warrant agreement.
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
On a recurring basis, the Company measures and records money market funds (Level 1), contingent purchase consideration (Level 3) and value of Warrants (Level 3) using fair value measurements in the accompanying financial statements. The carrying amounts of the Company's short-term financial instruments, which include cash and cash equivalents, accounts receivable and accounts payable approximate their fair values due to their short maturities.
New accounting standards
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board that the Company adopts as of the pronouncement’s specified effective date.
Accounting Standards Not Yet Adopted
In November 2023, the Financial Accounting Standards board ("FASB") issued Accounting Standards Update (“ASU”) 2023-07 (“ASU 2023-07”), Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which improves reportable segment disclosure requirements, on an annual and interim basis, primarily through enhanced disclosures about significant segment expenses. Additionally, it requires a public entity to disclose the title and position of the Chief Operating Decision Maker (“CODM”). The ASU does not change how a public entity identifies its operating segments, aggregates them, or applies the quantitative thresholds to determine its reportable segments. The amendments in the ASU are effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, although early adoption is permitted. The Company is in the process of evaluating the impact of this new guidance on its consolidated financial statements.
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

3.    Divestitures
Sale of Travel Health Business
On May 15, 2023, pursuant to the Purchase and Sale Agreement (the “Purchase and Sale Agreement”), by and between the Company, through its wholly owned subsidiaries Emergent International Inc. and Emergent Travel Health Inc., and Bavarian Nordic, the Company completed the sale of its travel health business, including rights to Vivotif®, the licensed typhoid vaccine; Vaxchora®, the licensed cholera vaccine; the development-stage chikungunya vaccine candidate CHIKV VLP; the Company’s manufacturing site in Bern, Switzerland; and certain of its development facilities in San Diego, California.
At the closing, Bavarian Nordic paid a cash purchase price of $270.2 million, exclusive of customary closing adjustments for cash, indebtedness, working capital and transaction expenses of the business at closing. Bavarian Nordic may also be required to pay milestone payments of up to $80.0 million related to the development of CHIKV VLP and receipt of marketing approval and authorization in the U.S. and Europe, and earn-out payments of up to $30.0 million based on aggregate net sales of Vaxchora® and Vivotif® in calendar year 2026. On July 18, 2024, Bavarian Nordic announced that the European Medicines Agency had validated the marketing authorization application for CHIKV VLP, which triggered a development milestone payment receivable under the Purchase and Sale Agreement to the Company in the amount of $10.0 million. On August 13, 2024, Bavarian Nordic announced that the FDA has accepted and granted Priority Review for the Biologics License Application for CHIKV VLP, which triggered a milestone payment receivable under the Purchase and Sale Agreement to the Company in the amount of $20.0 million.
As a result of the divestiture, the Company recognized a pre-tax gain of $74.2 million, net of transaction costs of $4.0 million, recorded within “Gain (loss) on sale of business” on the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2023.
In connection with the divestiture, the Company entered into a Transition Services Agreement (the “Bavarian Nordic TSA”) with Bavarian Nordic to help support its ongoing operations. Under the Bavarian Nordic TSA, the Company provided certain transition services to Bavarian Nordic, including information technology, finance and enterprise resource planning, research and development, human resources, employee benefits and other limited services. Income from performing services under the Bavarian Nordic TSA was recorded within “Other, net” on the Condensed Consolidated Statements of Operations. While the services under the Bavarian Nordic TSA were substantially completed in the third quarter of 2024, certain services continue to be provided. There was no Bavarian Nordic TSA services income for the three months ended September 30, 2024. The Bavarian Nordic TSA services income was $0.5 million for the nine months ended September 30, 2024, and $1.2 million and $2.2 million for the three and nine months ended September 30, 2023, respectively.
Sale of RSDL®
On July 31, 2024, the Company, through its wholly owned subsidiary Emergent BioSolutions Canada Inc., entered into the RSDL® Agreement with SERB pursuant to which, among other things, the Company sold its worldwide rights to RSDL® to SERB. The RSDL® Transaction also included the sale to SERB of all the outstanding capital stock of Emergent Protective Products USA Inc. (“EPPU”), a wholly owned subsidiary of the Company, which leases a manufacturing facility in Hattiesburg, Mississippi, as well as certain assets related to RSDL®, including intellectual property rights, contract rights, inventory and marketing authorizations. In addition, the employees of EPPU joined SERB in connection with the RSDL® Transaction.
Pursuant to the RSDL® Transaction, SERB assumed certain government contracts related to RSDL® decontamination lotion, including the Company’s existing contract to supply RSDL® to the U.S. Department of Defense, through a new contract award to the Canadian Commercial Corporation.
At the closing, SERB paid a cash purchase price of $75.0 million, exclusive of customary closing adjustments related to inventory. In addition, SERB will owe the Company a $5.0 million payment upon achievement of a milestone relating to sourcing of a certain component of RSDL® decontamination lotion. In connection with the RSDL® Transaction, the Company recognized a pre-tax gain of $60.8 million, net of transaction costs of $4.1 million, recorded within “Gain (loss) on sale of business” on the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2024. The Company determined that the disposal of RSDL® does not qualify for reporting as a discontinued operation since it does not represent a strategic shift that has or will have a major effect on the Company’s operations and financial results.
The Company and SERB entered into a transition services agreement (the “SERB TSA”) to ensure the orderly transition of RSDL® decontamination lotion and the related assets to SERB, and a supply agreement (the “SERB Supply Agreement”) pursuant to which they have a suite reservation at the Company’s Winnipeg facility where the Company will perform Bioservices activities to manufacture and supply bulk lotion to SERB. The Company and SERB also entered into a reverse supply agreement (together with the SERB TSA and the SERB Supply Agreement, the “SERB Agreements”) pursuant to which SERB will supply to the Company finished RSDL® for the purposes of the Company’s performance of certain transitional distribution services under customer contracts that have not yet transferred to SERB. Under the SERB Agreements, the Company will retain a portion of net sales received upon delivery of RSDL® to the delayed transfer customers.
The Company accounted for this transaction as a multi-element arrangement and separated the discrete deliverables into different units of account. While there are multiple agreements, the Company determined that the agreements were agreed upon with a single commercial objective and accounted for all of the agreements on a combined basis. The discrete deliverables identified were the sale of the RSDL Transaction disposal group, the obligations under the supply agreement for the suite reservation at Winnipeg and the manufacture and supply of bulk lotion, and the transition services agreement and reverse supply agreement services. All of the deliverables within the agreements were priced at market and according to their relative standalone selling prices.
Sale of Baltimore-Camden Facility
On August 20, 2024, pursuant to the Asset Purchase Agreement, the Company completed the sale of its Drug Product facility in Baltimore-Camden to an affiliate of Bora. The Baltimore-Camden facility, which was part of the Company’s Bioservices segment, has clinical and commercial non-viral aseptic fill/finish services on four fill lines, including lyophilization, formulation development, and support services. Alongside the facility, approximately 350 Emergent employees joined Bora as part of the transaction. At closing, Bora paid a cash purchase price of approximately $35.0 million, which includes customary closing adjustments for working capital and transaction expenses of the business at closing.
As a result of the divestiture, the Company recognized a pre-tax loss of $36.5 million, net of transaction costs of $3.8 million, during the nine months ended September 30, 2024 recorded within “Gain (loss) on sale of business” on the Condensed Consolidated Statements of Operations. During the three months ended September 30, 2024, the Company recognized $3.5 million of income, which reduced the loss previously recognized in the three months ended June 30, 2024 when the Company classified the Baltimore-Camden facility as held for sale. The reduction to the previously recognized loss represented a working capital adjustment, payable to the Company. The Company determined that the disposal of the Camden Site does not qualify for reporting as a discontinued operation since it does not represent a strategic shift that has or will have a major effect on the Company’s operations and financial results.
In connection with the divestiture, the Company entered into a Transition Services Agreement (the “Bora TSA”) with Bora to help support its ongoing operations. Under the Bora TSA, the Company is providing certain transition services to Bora, including information technology, finance and enterprise resource planning, human resources, employee benefits and other limited services. Income from performing services under the Bora TSA is recorded within “Other, net” on the Condensed Consolidated Statements of Operations and was $0.1 million for the three and nine months ended September 30, 2024.
4.    Impairment and restructuring charges
Impairments of long-lived assets
The Company tests its long-lived assets that are held and used for recoverability whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable.
2024 Impairment of long-lived assets
During the preparation of the Company’s financial statements for the three months ended June 30, 2024, due to the decision to close the Company’s Baltimore-Bayview Drug Substance manufacturing facility and the Rockville, Maryland Drug Product facility, the Company determined there were sufficient indicators of impairment for the Bayview and Rockville asset groups within the Bioservices reporting unit. As a result, the Company performed recoverability tests on those asset groups and concluded that the Bayview and Rockville asset groups were not recoverable as the undiscounted expected cash flows did not exceed their carrying values.
Asset groups are written down only to the extent that their carrying value is higher than their respective fair value. The Company, with the assistance of a third-party valuation firm, applied valuation methods to estimate the fair values for each of the assets within the different asset classes. An orderly liquidation value was applied to estimate the fair value of the personal property assets and market and cost based approaches were applied to estimate the fair value of the real property assets, each representing Level 3 non-recurring fair value measurements. Based on these analyses, the Company allocated and recognized a non-cash impairment charge of $27.2 million during the second quarter of 2024.

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
Asset groups are written down only to the extent that their carrying value is higher than their respective fair value. The Company, with the assistance of a third-party valuation firm, applied valuation methods to estimate the fair values for each of the assets within the different asset classes. An orderly liquidation value was applied to estimate the fair value of the personal property assets and market and cost based approaches were applied to estimate the fair value of the real property assets, each representing Level 3 non-recurring fair value measurements. Based on these analyses, the Company allocated and recognized a non-cash impairment charge of $306.7 million during the second quarter of 2023.
The table below presents the total impairment charge by asset class for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Buildings, building improvements and leasehold improvements	7.8	81.5
Furniture and equipment	14.1	117.5
Software	0.2	0.3
Construction-in-progress	5.1	107.4
Total impairment of long-lived assets	$27.2	$306.7
Restructuring Charges
January 2023 Organizational Restructuring Plan
In January 2023, the Company initiated an organizational restructuring plan (the “January 2023 Plan”) intended to reduce operating costs, improve operating margins, and continue advancing the Company’s ongoing commitment to profitable growth. As part of the January 2023 Plan, the Company reduced its workforce by approximately 125 employees. The charges related to the January 2023 plan consist primarily of employee transition, severance payment and employee benefit charges. The cumulative amount of restructuring charge related to the January 2023 Plan since inception is $9.3 million. All activities related to the January 2023 Plan were substantially completed during the first quarter of 2023. Restructuring costs are recognized as an operating expense within the Condensed Consolidated Statement of Operations and are classified based on the Company’s classification policy for each category of operating expense.
August 2023 Organizational Restructuring Plan
In August 2023, the Company initiated the August 2023 Plan which was intended to strengthen its core business and financial position by reducing investment in and de-emphasizing focus on its CDMO services business for future growth. As part of the August 2023 Plan, the Company reduced its workforce by approximately 400 employees. The charges related to the August 2023 Plan consist primarily of employee transition, severance payment and employee benefit charges. The cumulative amount of restructuring charge related to the August 2023 Plan since inception is $19.4 million. All activities related to the August 2023 Plan were substantially completed during the third quarter of 2023. Restructuring costs are recognized as an operating expense within the Condensed Consolidated Statement of Operations and are classified based on the Company’s classification policy for each category of operating expense.

May 2024 Organizational Restructuring Plan
In May 2024, the Company initiated the May 2024 Plan. These strategic actions led to a reduction of the Company’s workforce by approximately 300 employees across all areas of the Company and the elimination of approximately 85 positions that were vacant, as well as the closure of the Company’s Baltimore-Bayview Drug Substance manufacturing facility and Rockville, Maryland Drug Product facility. Decisions regarding the elimination of positions and the closure of manufacturing facilities were subject to local law and consultation requirements in certain countries, as well as the Company’s business needs. The cumulative amount of restructuring charge related to the May 2024 Plan since inception is $20.0 million. All activities related to the May 2024 Plan were substantially completed during the third quarter of 2024. Restructuring costs are recognized as an operating expense within the Condensed Consolidated Statement of Operations and are classified based on the Company's classification policy for each category of operating expense.
August 2024 Organizational Restructuring Plan
In August 2024, the Company initiated the August 2024 Plan at the Company’s Lansing facility, which reduced the Company’s workforce by approximately 70 employees, as well as eliminated several open positions. The Company also implemented non-labor optimization efforts, such as reducing the Company’s external and vendor spend. The cumulative amount of restructuring charges related to the August 2024 Plan since inception is $3.5 million. All activities related to the August 2024 Plan are expected to be substantially completed during the fourth quarter of 2024. Restructuring costs are recognized as an operating expense within the Condensed Consolidated Statement of Operations and are classified based on the Company’s classification policy for each category of operating expense.
The following table presents the total restructuring costs related to the January 2023 Plan, August 2023 Plan, May 2024 Plan and August 2024 Plan by reportable segment as well as amounts included within unallocated corporate selling general and administrative (“SG&A”) expense and research and development (“R&D”) expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Commercial Products	$—	$—	$—	$—
MCM Products	4.9	5.0	7.5	7.0
Services	0.1	8.1	0.3	8.1
Total restructuring costs by segment	5.0	13.1	7.8	15.1
SG&A	0.7	6.3	9.2	11.4
R&D	0.6	0.9	5.9	3.4
Total restructuring costs	$6.3	$20.3	$22.9	$29.9

The following table presents the total restructuring costs related to the January 2023 Plan, August 2023 Plan, May 2024 Plan and August 2024 Plan by function:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Employee transition	$0.1	$0.3	$0.3	$0.6
Severance payments	5.0	17.9	19.3	26.6
Employee benefits	1.2	2.1	3.3	2.7
Total restructuring costs	$6.3	$20.3	$22.9	$29.9
The following tables provide the components of and changes in the Company’s restructuring accrual for the January 2023 Plan during the three and nine months ended September 30, 2024 and 2023:

	Employee Transition	Severance Payments	Employee Benefits	Total
Balance at December 31, 2023	$—	$1.4	$—	$1.4
Cash payments	—	(1.3)	—	(1.3)
Balance at March 31, 2024	$—	$0.1	$—	$0.1
Cash payments	—	(0.1)	—	(0.1)
Balance at June 30, 2024	$—	$—	$—	$—
Accruals	—	—	—	—
Cash payments	—	—	—	—
Balance at September 30, 2024	$—	$—	$—	$—

	Employee Transition	Severance Payments	Employee Benefits	Total
Balance at December 31, 2022	$—	$—	$—	$—
Accruals	0.3	8.7	0.7	9.7
Cash payments	(0.2)	(2.0)	(0.1)	(2.3)
Balance at March 31, 2023	$0.1	$6.7	$0.6	$7.4
Accruals	—	0.1	(0.2)	(0.1)
Cash payments	—	(3.6)	(0.1)	(3.7)
Balance at June 30, 2023	$0.1	$3.2	$0.3	$3.6
Accruals	—	—	(0.2)	(0.2)
Cash payments	—	(1.1)	—	(1.1)
Balance at September 30, 2023	$0.1	$2.1	$0.1	$2.3

The following tables provide the components of and changes in the Company’s restructuring accrual for the August 2023 Plan during the three and nine months ended September 30, 2024 and 2023:

	Employee Transition	Severance Payments	Employee Benefits	Total
Balance at December 31, 2023	$—	$5.3	$0.1	$5.4
Accruals	—	(0.5)	—	(0.5)
Cash payments	—	(3.6)	—	(3.6)
Balance at March 31, 2024	$—	$1.2	$0.1	$1.3
Accruals	—	(0.1)	—	(0.1)
Cash payments	—	(0.5)	(0.1)	(0.6)
Balance at June 30, 2024	$—	$0.6	$—	$0.6
Accruals	—	—	—	—
Cash payments	—	(0.3)	—	(0.3)
Balance at September 30, 2024	$—	$0.3	$—	$0.3

	Employee Transition	Severance Payments	Employee Benefits	Total
Balance at June 30, 2023	$—	$—	$—	$—
Accruals	0.3	17.9	2.3	20.5
Cash payments	(0.2)	(1.7)		(1.9)
Balance at September 30, 2023	$0.1	$16.2	$2.3	$18.6
The following table provides the components of and changes in the Company’s restructuring accrual for the May 2024 Plan during the three and nine months ended September 30, 2024:

	Employee Transition	Severance Payments	Employee Benefits	Total
Balance at March 31, 2024	$—	$—	$—	$—
Accruals	0.2	14.8	2.2	17.2
Cash payments	(0.2)	—	—	(0.2)
Balance at June 30, 2024	$—	$14.8	$2.2	$17.0
Accruals	—	2.3	0.5	2.8
Cash payments	—	(6.3)	(0.7)	(7.0)
Balance at September 30, 2024	$—	$10.8	$2.0	$12.8
The following table provides the components of and changes in the Company’s restructuring accrual for the August 2024 Plan during the three and nine months ended September 30, 2024:

	Employee Transition	Severance Payments	Employee Benefits	Total
Balance at June 30, 2024	$—	$—	$—	$—
Accruals	0.1	2.7	0.7	3.5
Cash payments	(0.1)	—	—	(0.1)
Balance at September 30, 2024	$—	$2.7	$0.7	$3.4

5.    Inventories, net
Inventories, net consisted of the following:

	September 30, 2024	December 31, 2023
Raw materials and supplies	$86.7	$128.7
Work-in-process	113.7	113.3
Finished goods	122.3	86.9
Total inventories, net	$322.7	$328.9
Inventories, net is stated at the lower of cost or net realizable value.
6.    Property, plant and equipment, net
Property, plant and equipment, net consisted of the following:

	September 30, 2024	December 31, 2023
Land and improvements	$25.8	$30.0
Buildings, building improvements and leasehold improvements	195.3	229.9
Furniture and equipment	372.6	433.6
Software	66.8	64.0
Construction-in-progress	11.4	36.7
Property, plant and equipment, gross	$671.9	$794.2
Less: Accumulated depreciation and amortization	(393.8)	(411.4)
Total property, plant and equipment, net	$278.1	$382.8
As of September 30, 2024 and December 31, 2023, construction-in-progress primarily included costs incurred to advance the Company’s MCM Product capabilities. Property, plant and equipment, net is stated at cost, less accumulated depreciation and amortization.
7.    Intangible assets and goodwill
The Company’s finite-lived intangible assets consist of products acquired via business combinations or asset acquisitions. The following table summarizes the Company’s finite-lived intangible assets:

	Weighted Average Useful Life in Years	September 30, 2024			December 31, 2023
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Products	13.5	$855.4	$337.6	$517.8	$855.4	$288.8	$566.6
Customer relationships	0.0	28.6	28.6	—	28.6	28.6	—
CDMO	0.0	5.5	5.5	—	5.5	5.5	—
Total intangible assets		$889.5	$371.7	$517.8	$889.5	$322.9	$566.6
Amortization expense associated with the Company’s finite-lived intangible assets was recorded as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Amortization of intangible assets	$16.3	$16.3	$48.8	$49.4
The Company had no remaining goodwill balance on the Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023 due to impairment charges recorded during the third quarter of 2023.

8.    Fair value measurements
The table below presents information about the Company’s assets and liabilities that are regularly measured and carried at fair value and indicates the level within the fair value hierarchy of the valuation techniques the Company utilized to determine fair value:

	September 30, 2024				December 31, 2023
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Money market accounts	$75.4	$75.4	$—	$—	$40.5	$40.5	$—	$—
Total	$75.4	$75.4	$—	$—	$40.5	$40.5	$—	$—
Liabilities:
Contingent consideration	$—	$—	$—	$—	$5.6	$—	$—	$5.6
Warrant liability	13.9	—	—	13.9	—	—	—	—
Total	$13.9	$—	$—	$13.9	$5.6	$—	$—	$5.6
2024 Warrant liability
In connection with the Term Loan Agreement, the Company issued to the lenders warrants to purchase 1.0 million shares of the Company’s common stock at an exercise price of $9.8802 per share (the “Series I Warrants”) and warrants to purchase 1.5 million shares at an exercise price of $15.7185 per share (the “Series II Warrants” and, together with the Series I Warrants, the “Warrants”). The Warrants are currently exercisable and will expire on August 30, 2029. Because the Warrants could be cash settled based on events that are outside the control of the Company, it precludes the Warrants from applying the equity contract scope exception, and so are classified as a liability. As a result, the fair value of the Warrants will be remeasured each period with the gain or loss on the warrant liability included in “Other, net” on the Condensed Consolidated Statement of Operations. The fair value of the liability at issuance was $13.4 million and remeasured to $13.9 million and is included within “Other Liabilities” on the Condensed Consolidated Balance Sheet as of September 30, 2024, as determined using the Black-Scholes method.
The Company uses the Black-Scholes option pricing model to calculate the fair value of the Warrants at each reporting period. Assumptions used in the Black-Scholes option pricing model take into account the agreement terms as well as the quoted price of the Company’s common stock in an active market. The volatility is based on the average historical volatility of the common stock. The expected life is based on the remaining contractual term of the Warrants, and the risk free interest rate is based on the implied yield available on U.S. Treasury securities with a maturity equivalent to the Warrants’ expected life.
The table below is a reconciliation of the beginning and ending balance of the Company’s Level 3 warrant liability:

Warrant Liability
Balance at June 30, 2024	$—
Issuance of Warrants	13.4
Change in fair value	0.5
Balance at September 30, 2024	$13.9

The recurring Level 3 fair value measurement for the Company's warrant liability used the following significant unobservable inputs:

Warrant Liability	Valuation Technique	Unobservable Input	Range
2024 Warrants	Black-Scholes Method	Term (in years)	4.9
		Risk free interest rate	3.5%
		Volatility	95%
Contingent consideration
Contingent consideration payments in an asset acquisition not required to be accounted for as derivatives are recognized when the contingency is resolved, and the consideration is paid or becomes payable. Contingent consideration liabilities associated with business combinations are measured at fair value. The liabilities represent an obligation of the Company to transfer additional assets to the selling shareholders and owners if future events occur or conditions are met. These liabilities associated with business combinations are measured at fair value at inception and at each subsequent reporting date. The changes in the fair value are primarily due to the expected amount and timing of future net sales, which are inputs that have no observable market. Any change in fair value for the contingent consideration liabilities related to the Company’s products is classified on the Company's Condensed Consolidated Statements of Operations as “Cost of MCM Product sales.”
The table below is a reconciliation of the beginning and ending balance of the Company’s Level 3 contingent consideration liability:

Contingent Consideration
Balance at December 31, 2023	$5.6
Change in fair value	0.5
Settlements	(0.6)
Balance at March 31, 2024	$5.5
Change in fair value	0.1
Settlements	(1.3)
Balance at June 30, 2024	$4.3
Change in fair value	—
Settlements	(0.4)
Sales(1)	(3.9)
Balance at September 30, 2024	$—

(1) On July 31, 2024, the Company sold the worldwide rights to RSDL® to SERB. In connection with the RSDL® Transaction, the Company conveyed the contingent consideration liability related to RSDL® to SERB. See Note 3, “Divestitures” for more information regarding the RSDL® Transaction.

Contingent Consideration
Balance at December 31, 2022	$8.0
Change in fair value	0.3
Settlements	(0.7)
Balance at March 31, 2023	$7.6
Change in fair value	0.4
Settlements	(0.6)
Balance at June 30, 2023	$7.4
Change in fair value	(1.1)
Settlements	(0.9)
Balance at September 30, 2023	$5.4

As of September 30, 2024, there was no liability related to contingent consideration. As of December 31, 2023, the current portion of the contingent consideration liability was $2.7 million and was included in “Other current liabilities” on the Condensed Consolidated Balance Sheets. The non-current portion of the contingent consideration liability was included in “Other liabilities” on the Condensed Consolidated Balance Sheets.
Non-variable rate debt
As of September 30, 2024 and December 31, 2023, the fair value of the Company’s 3.875% Senior Unsecured Notes due 2028 (the “Senior Unsecured Notes”) was $343.1 million and $184.3 million, respectively. The fair value was determined through market sources, which are Level 2 inputs and directly observable. The carrying amounts of the Company’s other long-term variable interest rate debt arrangements approximate their fair values (see Note 9, “Debt”).
9.    Debt
The table below presents the components of the Company’s debt:

	September 30, 2024	December 31, 2023
Senior secured credit agreement - Term loan due 2029	$250.0	$—
3.875% Senior Unsecured Notes due 2028	450.0	450.0
Senior secured credit agreement - Term loan due 2025	—	198.2
Senior secured credit agreement - Revolver loan due 2025	—	219.2
Other	0.8	1.0
Total debt	$700.8	$868.4
Current portion of long-term debt, net of debt issuance costs	(0.8)	(413.7)
Unamortized debt issuance costs	(38.2)	(8.2)
Non-current portion of debt, net of debt issuance costs	$661.8	$446.5
There were $35.0 million of unamortized debt issuance costs recorded in connection with the execution of the Term Loan Agreement within a contra account to directly offset the Term Loan balance.
Debt issuance costs associated with the Company’s Revolving Loans, as described in further detail below, were recorded as an asset within “Other long-term assets” on the Company’s Condensed Consolidated Balance Sheets. As of September 30, 2024, the Company has $4.2 million in debt issuance costs associated with the Revolving Loans. If the Company draws on the capacity available under the Revolving Loans, the debt issuance costs would be reclassified to a contra account to directly offset the Revolving Loans balance.
During the year ended December 31, 2023, the Company reclassified the debt issuance costs associated with the Company’s revolver loan due 2025 under the Prior Credit Agreement to a contra account to directly offset the loan balance in "Debt, current portion" on the Company's Condensed Consolidated Balance Sheets. As of December 31, 2023, the Company had $5.3 million of debt issuance costs associated with the revolver loan due 2025.
During the nine months ended September 30, 2024, the Company entered into a bilateral agreement with a bank in the amount of $5.5 million that is fully collateralized by cash, which is classified within “Restricted cash” in the Company’s Condensed Consolidated Balance Sheet as of September 30, 2024.
The Company recorded a gain on extinguishments of debt of $0.3 million and $0.6 million during the three and nine months ended September 30, 2024, respectively in “Other, net” on the Condensed Consolidated Statements of Operations related to the Prior Credit Agreement and other loan forgiveness.
3.875% Senior Unsecured Notes due 2028
On August 7, 2020, the Company completed its offering of $450.0 million aggregate principal amount of its Senior Unsecured Notes. Interest on the Senior Unsecured Notes is payable on February 15 and August 15 of each year until maturity, beginning on February 15, 2021. The Senior Unsecured Notes will mature on August 15, 2028.

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
Term Loan Agreement
On August 30, 2024, the Company entered into the Term Loan Agreement with the lenders from time to time party thereto and OHA Agency LLC, as administrative agent. The Term Loan Agreement provides for a Term Loan of $250.0 million, which was drawn in full on the date of entry into the Term Loan Agreement (the “Closing Date”). The Term Loan was issued with an original issue discount of 3.00%.

The Term Loan will accrue interest at the Company’s option at (i) the Base Rate (as defined in the Term Loan Agreement) (subject to a floor of 1.00%) plus 7.25% per annum, referred to as “Term Base Rate Loans” or (ii) Adjusted Term SOFR (as defined in the Term Loan Agreement) (subject to a floor of 2.00% until the second anniversary of the Closing Date, and thereafter, 3.00%) plus 8.25% per annum, referred to as “Term SOFR Loans”). A default interest rate of an additional 2.00% per annum would apply on all outstanding obligations that are not paid when due. If any defaulted obligations are Term SOFR Loans, then such loans would, at the end of the applicable interest period, automatically be converted to Term Base Rate Loans that would continue to be subject to the default interest rate.
The Term Loan will mature on the first to occur (such date, the “Term Loan Maturity Date”) of (i) August 30, 2029, (ii) the date of acceleration of the Term Loan upon the occurrence and during the continuance of an event of default and (iii) solely to the extent the aggregate principal amount of Senior Unsecured Notes outstanding exceeds $25.0 million, May 15, 2028, which is three months prior to the August 15, 2028 maturity date of the Senior Unsecured Notes. The Term Loan Agreement contains certain customary default and cross-default provisions, representations and warranties and affirmative and negative covenants, including (a) restrictions on prepayments and repurchases of indebtedness, including the Senior Unsecured Notes, subject to further customary permitted debt payments (b) a minimum liquidity requirement of $75.0 million commencing on September 30, 2024 and tested every two weeks, and (c) a consolidated gross leverage ratio tested every fiscal quarter commencing with the fiscal quarter ending December 31, 2025, initially at 5.10:1.00 with step-downs as set forth in the Term Loan Agreement. As of September 30, 2024, the Company was in compliance with all covenants under the Term Loan Agreement.
All indebtedness outstanding under the Term Loan Agreement is guaranteed by certain of the Company’s direct and indirect subsidiaries, other than certain subsidiaries that are not material, are excluded pursuant to the terms of the Term Loan Agreement, or will become guarantors on a post-closing basis (the Company and the guarantors, collectively, the Credit Parties”). The indebtedness under the Term Loan Agreement is secured by a first-priority security interest in and lien on substantially all assets of the Company and the other Credit Parties.
The Company may elect to prepay the Term Loan, in whole or in part, subject to (i) through and including the first anniversary of the Closing Date, a make-whole premium plus 4.00% of the aggregate principal amount of the Term Loan subject to prepayment and (ii) after the first anniversary of the Closing Date, a 4.00% prepayment premium, which percentage shall be reduced by 0.25% as set forth on a schedule attached to the Term Loan Agreement. The Term Loan Agreement requires mandatory prepayments of the Term Loan in an amount equal to (a) 100% of the aggregate net cash proceeds from the incurrence of certain indebtedness by the Term Loan Credit Parties and (b) (subject to certain reinvestment rights) 100% of the aggregate net cash proceeds from (1) subject to certain specified exceptions, dispositions of property by the Credit Parties (provided that with respect to any dispositions occurring on or after the Closing Date, prepayment will not be required unless the net cash proceeds exceed $10.0 million in the aggregate per fiscal year or $5.0 million on a per-transaction basis) and (2) insurance proceeds received by any Credit Party or their subsidiaries resulting from theft, loss, physical destruction or damage of property.
On the Closing Date, the Company used a portion of the proceeds of the Term Loan to repay all amounts outstanding and terminate commitments under the senior term loan facility under the Prior Credit Agreement, plus accrued interest and fees. The Company previously repaid all amounts outstanding under the revolving credit facility under the Prior Credit Agreement.
Revolving Loan Agreement
On September 30, 2024, the Company entered into the Revolving Credit Agreement with certain subsidiary borrowers (together with the Company, the “Borrowers”), the lenders from time to time party thereto, and Wells Fargo Bank, National Association, as agent (the “Agent”). The Credit Agreement provides for commitments with respect to Revolving Loans of up to the lesser of (x) $100.0 million, which may be increased (but not above $125.0 million, or the “Maximum Revolver Amount”) or decreased (but not below $50.0 million) by the Borrowers in accordance with the terms of the Revolving Credit Agreement and (y) the Borrowing Base (as defined in the Revolving Credit Agreement). Once reduced, the facility may not be increased. Up to $5.0 million of capacity under the Revolving Loans may be used for swing loans and up to $10.0 million may be used for the issuance of letters of credit.
The Revolving Loans will accrue interest at the Base Rate (as defined in the Revolving Credit Agreement) plus a margin of 1.25% (such loans, “Revolving Base Rate Loans”) or, at the Company’s election, at a rate equal to Adjusted Term SOFR (as defined in the Revolving Credit Agreement and subject to a floor of 0.00%) plus a margin of 2.25% (such loans, “Revolving SOFR Loans”), in each case until September 30, 2025. After September 30, 2025, the applicable margin may be reduced to 0.75% in the case of Revolving Base Rate Loans, or 1.75% in the case of Revolving SOFR Loans, provided the Borrowers’ total leverage ratio is less than 4.00 to 1.00 for the most recently completed fiscal quarter and an event of default is not continuing. A default interest rate of an additional 2.00% per annum would apply on all outstanding obligations that are not paid when due.
The Revolving Loans will mature on the first to occur of (i) September 30, 2029; (ii) to the extent there remain outstanding any portion of the term loans extended under the Term Loan Agreement, the date that is 90 days prior to the maturity date under the Term Loan Agreement; and (iii) to the extent any of the Senior Unsecured Notes remain outstanding, May 17, 2028, which is 90 days prior to the August 15, 2028 maturity date of the Senior Unsecured Notes. The Revolving Credit Agreement contains certain customary default and cross-default provisions (including with respect to defaults under the Term Loan Agreement), representations and warranties and affirmative and negative covenants, including (a) restrictions on prepayments and repurchases of indebtedness, including the Senior Unsecured Notes, (b) restrictions on dispositions of material intellectual property, (c) a minimum liquidity requirement of $50.0 million through the day prior to the first date following September 30, 2025 on which the Company’s total leverage ratio measured as of the preceding 12-month period is less than 5.25 to 1.00 (the “Covenant Conversion Date”) and (d) from the Covenant Conversion Date, a fixed charge coverage ratio requirement of at least 1.00 to 1.00. As of September 30, 2024, the Company was in compliance with all covenants under the Revolving Credit Agreement.
All indebtedness outstanding under the Revolving Credit Agreement is guaranteed by certain of the Borrowers’ material direct and indirect subsidiaries, subject to customary exclusions. The indebtedness under the Credit Agreement is secured by a first-priority security interest in and lien on the ABL Priority Collateral and a second-priority security interest and lien on the Term Loan Priority Collateral (in each case as defined in the Revolving Credit Agreement).
The Borrowers may elect to prepay any Revolving Loans, in whole or in part, without premium or penalty. If at any time outstanding Revolving Loans and letters of credit exceed the lesser of (i) the Borrowing Base, as adjusted for reserves established by the Agent, and (ii) the Maximum Revolver Amount, the Borrowers will be required to prepay outstanding obligations in the amount of such excess. The Agent may establish, increase or decrease reserves at its discretion.
10.    Share-based compensation and stockholders' equity
Share-based compensation
The Company’s share-based compensation expense relates to stock options, performance stock options, restricted stock units, performance stock units and liability classified long-term incentive awards. During the nine months ended September 30, 2024, the Company granted stock options to purchase 4.1 million shares of common stock; performance stock options, subject to market conditions, to purchase 0.8 million shares of common stock; and 0.2 million restricted stock units. The grants were made under the Emergent BioSolutions Inc. Amended and Restated Stock Incentive Plan and the Emergent BioSolutions Inc. Inducement Plan. Additionally, during the nine months ended September 30, 2024, the Company granted an $8.0 million long-term incentive award, subject to market conditions, with the option to settle in any combination of cash or shares, which is accounted for as a liability classified award. The performance stock options and the long-term incentive award were valued using Monte Carlo valuation models, and both have a performance period of five years to vest based on the Company’s stock price performance. The long-term incentive award will be revalued at each reporting period until the award is earned or expires. The Company’s other equity awards typically vest over three equal annual installments beginning on the day prior to the anniversary of the grant date. The performance stock units settle in stock at the end of the three-year performance period based on the Company's results compared to the performance criteria. During the nine months ended September 30, 2024, 1.0 million stock options, 0.4 million restricted stock units, and 0.1 million performance stock units were forfeited prior to the completion of the applicable vesting requirements or expiration.
Share-based compensation expense, net of forfeitures was recorded in the following financial statement line items:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of Commercial Product sales	$—	$—	$—	$0.1
Cost of MCM Product sales	0.3	1.0	1.6	3.5
Cost of Bioservices	(0.1)	0.2	0.2	0.8
R&D	—	0.6	1.0	1.7
Selling, general and administrative	2.1	2.2	10.9	13.0
Total share-based compensation expense	$2.3	$4.0	$13.7	$19.1
Stockholders’ equity
2024 Issuance of Common Stock
In connection with the Term Loan Agreement, the Company entered into a Subscription Agreement, dated as of August 30, 2024 (the “Subscription Agreement”) with the lenders under the Term Loan Agreement, under which on September 17, 2024, the Company issued to the lenders 1.1 million shares of common stock with an aggregate value of $10.0 million, at a price per share of $8.98, which was based on the volume weighted average price per share of common stock for the 30 consecutive trading days ending on, but excluding, the tenth business day of the Term Loan Agreement. At inception, the Subscription Agreement represented a forward sale of the Company’s common stock (the “Forward”).
Because the number of shares issued under the Forward was based on a fixed monetary value known at inception, which would be settled by issuing a variable number of shares, the Forward was classified and recorded as a liability at inception. Because it was liability classified, the Forward was required to be remeasured to fair value at settlement on September 17, 2024, and the Company recognized a gain of $1.6 million recorded within “Other, net” on the Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2024. The gain was driven by the decline in stock price between the execution date of the Subscription Agreement and the date the shares were issued. There was no remaining liability related to the Forward on the Condensed Consolidated Balance Sheet as of September 30, 2024.
2024 Warrant Issuance
In connection with the Term Loan Agreement, the Company issued to the lenders Series I Warrants to purchase 1.0 million shares of common stock and Series II Warrants to purchase 1.5 million shares of common stock. The Warrants are currently exercisable and will expire on August 30, 2029. Because the Warrants could be cash settled based on events that are outside the control of the Company, it precludes the Warrants from applying the equity contract scope exception, and so are classified as a liability. As of September 30, 2024, the fair value of the Warrants was $13.9 million. See Note 8, “Fair value measurements,” for more information on the accounting treatment and valuation of the Warrants.

As of September 30, 2024, the Company had the following Warrants outstanding to acquire shares of its common stock:

	Warrants Outstanding	Range of Exercise Price per Share	Expiration Date
Warrants issued related to the Term Loan Agreement	2.5	$9.88 - $15.72	August 2029
Total	2.5
During the three months ended September 30, 2024, no Warrants expired or were exercised.
At-the-Market Equity Offering Facility
In May 2023, the Company established an “at-the-market” equity offering program (the “ATM Program”) pursuant to which the Company may, from time to time, sell up to $150.0 million aggregate gross sales price of shares of its common stock through Evercore Group L.L.C. and RBC Capital Markets, LLC, as sales agents. There were no sales of the Company’s common stock under the ATM Program during the three months ended September 30, 2024. The Company is not eligible to file a new Registration Statement on Form S-3 until 2025 due to the delayed filing of the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2023. Therefore, the Company will not be eligible to sell any shares under the ATM Program until a new Registration Statement on Form S-3 is filed and becomes effective. During the second quarter of 2023, the Company sold 1.1 million shares of the Company’s common stock under the ATM Program for gross proceeds of $9.1 million, representing an average share price of $8.22 per share. As of September 30, 2024, $140.9 million aggregate gross sales price of shares of the Company’s common stock remains available for issuance under the ATM Program.
Accumulated other comprehensive income (loss), net of tax
The following table includes changes in accumulated other comprehensive income (loss), net of tax by component:

	Defined Benefit Pension Plan	Derivative Instruments	Foreign Currency Translation Adjustments	Total

Balance at December 31, 2023	$—	$—	$(5.7)	$(5.7)
Other comprehensive income before reclassifications	—	—	0.2	0.2
Net current period other comprehensive income	—	—	0.2	0.2
Balance at March 31, 2024	$—	$—	$(5.5)	$(5.5)
Other comprehensive income (loss) before reclassifications	—	—	—	—
Net current period other comprehensive loss	—	—	—	—
Balance at June 30, 2024	$—	$—	$(5.5)	$(5.5)
Other comprehensive income (loss) before reclassifications	—	—	(1.8)	(1.8)
Net current period other comprehensive loss	—	—	(1.8)	(1.8)
Balance at September 30, 2024	$—	$—	$(7.3)	$(7.3)

Balance at December 31, 2022	$3.5	$6.2	$(6.6)	$3.1
Other comprehensive loss before reclassifications	—	(4.4)	(0.1)	(4.5)
Amounts reclassified from accumulated other comprehensive income	—	2.4	—	2.4
Net current period other comprehensive loss	—	(2.0)	(0.1)	(2.1)
Balance at March 31, 2023	$3.5	$4.2	$(6.7)	$1.0
Other comprehensive income before reclassifications	—	1.2	2.6	3.8
Amounts reclassified from accumulated other comprehensive loss	(3.5)	(2.9)	—	(6.4)
Net current period other comprehensive income (loss)	(3.5)	(1.7)	2.6	(2.6)
Balance at June 30, 2023	$—	$2.5	$(4.1)	$(1.6)
Other comprehensive income (loss) before reclassifications	—	0.9	1.2	2.1
Amounts reclassified from accumulated other comprehensive income (loss)	—	(3.1)	—	(3.1)
Net current period other comprehensive income (loss)	—	(2.2)	1.2	(1.0)
Balance at September 30, 2023	$—	$0.3	$(2.9)	$(2.6)
The tables below present the tax effects related to each component of other comprehensive income (loss):

	Three Months Ended September 30,
	2024			2023
	Pretax	Tax Expense	Net of tax	Pretax	Tax Expense	Net of tax
Derivative instruments	$—	$—	$—	$(3.1)	$0.9	$(2.2)
Foreign currency translation adjustments	(1.8)	—	(1.8)	0.9	0.3	1.2
Total adjustments	$(1.8)	$—	$(1.8)	$(2.2)	$1.2	$(1.0)

	Nine Months Ended September 30,
	2024			2023
	Pretax	Tax Expense	Net of tax	Pretax	Tax Expense	Net of tax
Defined benefit pension plan	$—	$—	$—	$(4.1)	$0.6	$(3.5)
Derivative instruments	—	—	—	(8.0)	2.1	(5.9)
Foreign currency translation adjustments	(1.6)	—	(1.6)	2.9	0.8	3.7
Total adjustments	$(1.6)	$—	$(1.6)	$(9.2)	$3.5	$(5.7)

11.    Earnings (loss) per common share
Basic earnings (loss) per common share is calculated using the treasury method by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per common share adjusts basic earnings (loss) per common share for the effects of potentially dilutive common shares and is calculated using the treasury stock method. Potentially dilutive common shares include the dilutive effect of shares issuable under our equity compensation plans, including stock options, restricted stock units and performance stock units, as well as shares issuable upon exercises of the Warrants. Diluted earnings (loss) per share excludes anti-dilutive securities, which represent the number of potential common shares related to shares issuable under our equity compensation plan and pursuant to exercises of the Warrants that were excluded from diluted earnings (loss) per common share because their effect would have been antidilutive.
The following table presents the calculation of basic and diluted earnings (loss) per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net income (loss)	$114.8	$(263.4)	$(159.3)	$(711.0)
Denominator:
Weighted-average number of shares outstanding-basic	53.1	51.8	52.6	50.9
Dilutive securities - equity awards	2.5	—	—	—
Weighted-average number of shares outstanding-diluted	55.6	51.8	52.6	50.9
Earnings (loss) per common share - basic	$2.16	$(5.08)	$(3.03)	$(13.97)
Earnings (loss) per common share - diluted	$2.06	$(5.08)	$(3.03)	$(13.97)
Anti-dilutive securities	2.6	4.0	4.4	3.6
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

The Company's revenues disaggregated by operating segment and major sources for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended September 30, 2024			Three Months Ended September 30, 2023
	USG	Non-USG	Total	USG	Non-USG	Total
Commercial Product sales	$—	$95.3	$95.3	$0.3	$141.8	$142.1
MCM Product sales	161.8	12.4	174.2	102.7	5.0	107.7
Bioservices:
Services	—	13.9	13.9	—	13.2	13.2
Leases	—	0.4	0.4	—	1.0	1.0
Total Bioservices	$—	$14.3	$14.3	$—	$14.2	$14.2
Contracts and grants	9.7	0.3	10.0	5.1	1.4	6.5
Total revenues	$171.5	$122.3	$293.8	$108.1	$162.4	$270.5

	Nine Months Ended September 30, 2024			Nine Months Ended September 30, 2023
	USG	Non-USG	Total	USG	Non-USG	Total
Commercial Product sales	$0.4	$333.4	$333.8	$0.6	$385.6	$386.2
MCM Product sales	319.7	73.3	393.0	279.0	30.2	309.2
Bioservices:
Services (1)	—	96.7	96.7	—	52.2	52.2
Leases	—	0.8	0.8	—	5.5	5.5
Total Bioservices	$—	$97.5	$97.5	$—	$57.7	$57.7
Contracts and grants	23.7	0.9	24.6	14.6	5.0	19.6
Total revenues	$343.8	$505.1	$848.9	$294.2	$478.5	$772.7

(1) Bioservices Services revenues for the nine months ended September 30, 2024 include $50.0 million attributable to the Settlement Agreement with Janssen related to the 2022 termination of the Janssen Agreement. The revenue is related to raw materials purchased for the Janssen Agreement which Janssen had not reimbursed. See Note 15, “Litigation” for additional information related to the accounting treatment and settlement of the arbitration with Janssen.

Bioservices operating leases
Certain multi-year Bioservices arrangements with non-USG customers include operating leases whereby the customer has the right to direct the use of and obtain substantially all of the economic benefits of specific manufacturing suites operated by the Company. The associated revenue is recognized on a straight-line basis over the term of the lease. The remaining term on the Company's operating lease components approximates 2.1 years. The Company utilizes a cost-plus model to determine the stand-alone selling price of the lease component to allocate contract consideration between the lease and non-lease components. During the three and nine months ended September 30, 2024, the Company's non-USG lease revenues were $0.4 million and $0.8 million, respectively, which is included within Bioservices “Leases” on the Condensed Consolidated Statement of Operations. The Company estimates future operating lease revenues to be $0.6 million in the remainder of 2024, $2.2 million in 2025, $1.7 million in 2026, $0.9 million in 2027, $0.9 million in 2028 and no lease revenue thereafter.

Transaction price allocated to remaining performance obligations
As of September 30, 2024, the Company has future contract value on unsatisfied performance obligations of approximately $322.4 million associated with all arrangements entered into by the Company. The Company expects to recognize $281.6 million of unsatisfied performance obligations within the next 24 months. The amount and timing of revenue recognition for unsatisfied performance obligations can change. The future revenues associated with unsatisfied performance obligations exclude the value of unexercised option periods in the Company’s revenue arrangements. Often the timing of manufacturing activities changes based on customer needs and resource availability. Government funding appropriations can impact the timing of product deliveries. The success of the Company's development activities that receive development funding support from the USG under development contracts can also impact the timing of revenue recognition.
Contract assets
The Company considers accounts receivable and deferred costs associated with revenue generating contracts, which are not included in inventory or property, plant and equipment and that the Company does not currently have a contractual right to bill, to be contract assets. As of September 30, 2024 and December 31, 2023, the Company had $7.0 million and $21.9 million, respectively, of contract assets recorded within “Accounts receivable, net” on the Condensed Consolidated Balance Sheets.
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

Contract Liabilities
Balance at December 31, 2023	$29.9
Balance at September 30, 2024	$10.7
Revenue recognized in the period from amounts included in contract liability at the beginning of the period:	$25.8
As of September 30, 2024 and December 31, 2023, the current portion of contract liabilities was $7.3 million and $27.2 million, respectively, and was included in “Other current liabilities” on the Condensed Consolidated Balance Sheets.
Accounts receivable and allowance for expected credit losses
Accounts receivable, including unbilled accounts receivable contract assets, consist of the following:

	September 30, 2024	December 31, 2023
Accounts receivable:
Billed	$102.6	$141.8
Unbilled	19.2	51.4
Allowance for expected credit losses	(0.5)	(2.2)
Accounts receivable, net	$121.3	$191.0
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

13.    Leases
The Company is the lessee for operating leases for offices, R&D facilities and manufacturing facilities. The Company determines if an arrangement is a lease at inception. Operating leases are included in right-of-use assets and liabilities. For a discussion of lessor activities, see Note 12, “Revenue recognition.”
The components of lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease cost:
Amortization of right-of-use assets	$0.7	$1.1	$2.5	$3.1
Interest on lease liabilities	0.2	0.2	0.6	0.6
Total operating lease cost	$0.9	$1.3	$3.1	$3.7
Operating lease costs are reflected as components of “Cost of Commercial Product sales”, “Cost of MCM Product sales”, “Cost of Bioservices”, “R&D” expense and “SG&A” expense on the Company's Condensed Consolidated Statements of Operations.
Supplemental balance sheet information related to lessee activities is as follows:

Leases	Classification	September 30, 2024	December 31, 2023
Operating lease right-of-use assets	Other assets	$12.4	$16.2

Operating lease liabilities, current portion	Other current liabilities	$2.7	$3.5
Operating lease liabilities	Other liabilities	10.7	13.8
Total operating lease liabilities		$13.4	$17.3

Operating leases:
Weighted average remaining lease term (years)		6.0	6.2
Weighted average discount rate		5.5%	5.3%
14.    Income taxes
The estimated effective annual tax rate as of September 30, 2024 and 2023 for the years ended December 31, 2024 and 2023, excluding the impact of discrete adjustments, was 20% and (5)%, respectively. The effective tax rate for the nine months ended September 30, 2024 and 2023 was (38)% and (5)%, respectively. The increase in the estimated effective annual tax rate is primarily due to a change in jurisdictional mix of income and losses. The Company recorded a discrete tax expense of $0.4 million and $0.4 million for the three and nine months ended September 30, 2024, respectively, and $1.0 million and $1.0 million for the three and nine months ended September 30, 2023, respectively. The discrete tax expense in 2024 and 2023 was due to return-to-provision adjustments and share-based compensation activity, which was entirely offset by a valuation allowance charge.
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
On September 12, 2024, the Company and the lead plaintiffs entered into an agreement in principle to settle the claims against the Company and each of the Company’s current and former officers and directors. On October 4, 2024, the Court granted preliminary approval of the proposed settlement, ordered notice to the settlement class and scheduled a fairness hearing for February 27, 2025 to consider whether to grant final approval of the settlement. Under the proposed settlement, the claims against the Company and its officers and directors will be dismissed with prejudice and released in exchange for a payment from the Company of $40.0 million, of which $30.0 million will be paid from insurance proceeds. The Company considers the proposed settlement payment to be probable and reasonably estimable and the insurance proceeds to be committed, therefore, recorded the settlement and insurance recoverable amounts as pre-tax operating expense and income, respectively, recorded within “Selling, general and administrative” on the Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2024. The related liability was recorded within “Other current liabilities” and the insurance receivable was recorded within “Prepaid expenses and other current assets” on the Condensed Consolidated Balance Sheet as of September 30, 2024.
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
Beginning in the fourth quarter of 2022, because the arbitration process with Janssen was expected to extend longer than one year, the Company reclassified amounts related to the Janssen Agreement from “Inventories, net” and from “Prepaid expenses and other current assets” to “Other assets”, resulting in $152.7 million in long-term assets related to the Janssen Agreement on the Condensed Consolidated Balance Sheet as of December 31, 2022. The long-term asset balance within “Other Assets” prior to announcing the Settlement Agreement was $158.7 million. The Company recorded $50.0 million in “Services revenue” and “Cost of Services” on the Condensed Consolidated Statement of Operations during the nine months ended September 30, 2024 to reflect the settlement receivable as a change in the transaction price for the Janssen Agreement. Additionally, the Company recorded $110.2 million for the nine months ended September 30, 2024 within “Cost of Services” on the Condensed Consolidated Statement of Operations to write down the remaining inventory to its net realizable value and for estimated disposal costs. The receivable for the settlement amount was collected during the third quarter of 2024 and there was no long-term asset balance remaining within “Other Assets” related to the Janssen Agreement as of September 30, 2024.

16.    Segment information
In the fourth quarter of 2023, the Company realigned its reportable operating segments to reflect recent changes in the Company’s internal operating and reporting process. The revised reporting structure reflects the internal reporting and review process used by the Company’s CODM for making decisions and assessing performance and is consistent with how the Company currently manages the business. The Company now manages its business with a focus on three reportable segments. The Commercial Products segment, which includes NARCAN® products and other commercial products that were sold as part of the travel health business in the second quarter of 2023 (see Note 3, “Divestitures” for more information on the sale of the travel health business); the MCM Products segment, which includes the Anthrax - MCM products, Smallpox - MCM products and Other Products; and the Services segment, consisting of the Company’s Bioservices offerings.
The Company evaluates the performance of these reportable segments based on revenue and segment adjusted gross margin, which is a non-GAAP financial measure. Segment revenue includes external customer sales, but it does not include inter-segment services. The Company defines segment adjusted gross margin, as segment gross margin excluding the impact of restructuring costs, changes in fair value of financial instruments, settlement charges, net and inventory step-up provision. We define total segment adjusted gross margin, which is a non-GAAP financial measure, as total segment gross margin, excluding the impact of restructuring costs, settlement charge, net, changes in fair value of financial instruments and inventory step-up provision. The Company does not allocate research and development expenses, selling, general and administrative costs, amortization of intangibles assets, interest and other income (expense) or taxes to operating segments in the management reporting reviewed by the CODM. The accounting policies for segment reporting are the same as for the Company as a whole.
The Company manages its assets on a total company basis, not by operating segment, as the Company's operating assets are shared or commingled. Therefore, the Company’s CODM does not regularly review any asset information by operating segment and, accordingly, the Company does not report asset information by operating segment.
For all tables presented below, the prior period disclosures have been recast to conform to the current period segment presentation.

The following table presents segment revenues, segment cost of sales or services, segment gross margin, segment gross margin percentage and segment adjusted gross margin for each of the Company’s reportable segments for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Commercial Products	$95.3	$142.1	$333.8	$386.2
MCM Products	174.2	107.7	393.0	309.2
Services	14.3	14.2	97.5	57.7
Segment revenues	283.8	264.0	824.3	753.1
Contracts and grants revenue	10.0	6.5	24.6	19.6
Total revenues	$293.8	$270.5	$848.9	$772.7

Cost of sales or services:
Cost of Commercial Product sales	$47.2	$60.0	$152.7	160.2
Cost of MCM Product sales	54.0	72.5	147.3	208.4
Cost of Services	21.4	44.3	263.3	151.7
Total cost of sales or services	$122.6	$176.8	$563.3	$520.3

Gross margin
Commercial Products	$48.1	$82.1	$181.1	$226.0
MCM Products	120.2	35.2	245.7	100.8
Services	(7.1)	(30.1)	(165.8)	(94.0)
Total segment gross margin (1)	$161.2	$87.2	$261.0	$232.8

Gross margin %
Commercial Products	50%	58%	54%	59%
MCM Products	69%	33%	63%	33%
Services	(50)%	(212)%	(170)%	(163)%
Total Segment	57%	33%	32%	31%

Segment adjusted gross margin
Commercial Products	$48.1	$82.1	$181.1	$226.0
MCM Products	126.3	39.1	255.0	109.3
Services	(7.0)	(22.0)	(55.3)	(85.9)
Total segment adjusted gross margin	$167.4	$99.2	$380.8	$249.4

(1) Segment revenues less total cost of sales or services.

The following table provides a reconciliation of the Company’s total segment adjusted gross margin to the Condensed Consolidated Statement of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Total segment adjusted gross margin	$167.4	$99.2	$380.8	$249.4

Reconciling items:
Contracts and grants revenue	$10.0	$6.5	$24.6	$19.6
Segment restructuring costs	(5.0)	(13.1)	(7.8)	(15.1)
Segment inventory step-up provision	(1.2)	—	(1.2)	(1.9)
Segment changes in fair value of financial instruments	—	1.1	(0.6)	0.4
Segment settlement charge, net	—	—	(110.2)	—
Goodwill impairment	—	(218.2)	—	(218.2)
Impairment of long-lived assets	—	—	(27.2)	(306.7)
Research and development	(13.8)	(15.3)	(61.6)	(82.0)
Selling, general and administrative	(76.6)	(86.0)	(247.2)	(278.7)
Amortization of intangible assets	(16.3)	(16.3)	(48.8)	(49.4)
Interest expense	(8.3)	(19.7)	(56.2)	(66.2)
Gain (loss) on sale of business	64.3	(0.7)	24.3	74.2
Other, net	21.9	(3.4)	15.8	(2.1)
Income (loss) before income taxes	$142.4	$(265.9)	$(115.3)	$(676.7)
The following table includes depreciation expense for each segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Depreciation:
Commercial Products	$—	$—	$—	$0.3
MCM Products	4.7	7.4	$16.0	$22.6
Services	2.3	3.4	7.4	19.7
Other	3.1	0.9	10.6	3.5
Total	$10.1	$11.7	$34.0	$46.1

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
BUSINESS OVERVIEW
Emergent BioSolutions Inc. (“Emergent,” the “Company,” “we,” “us,” and “our”) is a global life sciences company focused on providing innovative preparedness and response solutions addressing accidental, deliberate, and naturally occurring Public Health Threats (“PHTs”). The Company’s solutions include a product portfolio, a product development portfolio, and a contract development and manufacturing services (“CDMO”) portfolio.
The Company is focused on the following four PHT categories: chemical, biological, radiological, nuclear and explosives (“CBRNE”); emerging infectious diseases (“EID”); emerging health crises; and acute, emergency and community care. As of September 30, 2024, the Company has a product portfolio of 10 products that it is actively developing and/or marketing (vaccines, therapeutics, and drug-device combination products). The revenues generated by the products comprise a substantial portion of the Company's revenue. The Company structures its business with a focus on markets and customers. As such, the key components of the business structure include the following four product and service categories: NARCAN® commercial product, Anthrax - Medical Countermeasures (“MCM”) Products, Smallpox - MCM products and Emergent Bioservices (CDMO) (“Bioservices”).
The Company’s business is organized in three reportable operating segments: (1) a Commercial Products segment consisting of NARCAN® Nasal Spray and other commercial products, which were sold as part of our travel health business in the second quarter of 2023 (see Note 3, “Divestitures” for more information on the sale of the travel health business); (2) a MCM Products segment consisting of our Anthrax - MCM, Smallpox - MCM and Other Products, described below and (3) a Services segment consisting of our Bioservices offerings.
Commercial Products Segment:
The majority of our Commercial product revenue comes from the following products:
NARCAN®
•NARCAN® (naloxone HCl) Nasal Spray, an intranasal formulation of naloxone approved by the United States Food and Drug Administration (“FDA”) (including in over-the-counter form) and Health Canada for the emergency treatment of known or suspected opioid overdose as manifested by respiratory and/or central nervous system depression.
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

•BioThrax® (Anthrax Vaccine Adsorbed), the only vaccine licensed by the for the general use prophylaxis and post-exposure prophylaxis of anthrax disease;
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
Sale of RSDL®
On July 31, 2024, the Company entered into the Stock and Asset Purchase Agreement (the “RSDL® Agreement”) with SERB Pharmaceuticals, through its wholly owned subsidiary BTG International Inc. (collectively, “SERB”), pursuant to which, among other things, the Company sold its worldwide rights to RSDL®, to SERB (the “RSDL® Transaction”). See Note 3, “Divestitures” in Part I, Item 1, of this Quarterly Report on Form 10-Q for more information on the sale of RSDL®.
Services Segment:
Bioservices - contract development and manufacturing
Our services revenue consists of distinct but interrelated Bioservices: drug substance manufacturing; drug product manufacturing (also referred to as “fill/finish” services) and packaging; development services including technology transfer, process and analytical development services; and, when necessary, suite reservation obligations. These services, which we refer to as “molecule-to-market” offerings, employ diverse technology platforms (mammalian, microbial, viral and plasma) across a network of distinct development and manufacturing sites operated by us for our internal products and pipeline candidates and third-party Bioservices. We service both clinical-stage and commercial-stage projects for a variety of third-party customers, including government agencies, innovative pharmaceutical companies, and non-government organizations. In August 2023, we initiated an organizational restructuring plan (the “August 2023 Plan”) which included actions to reduce investment in and de-emphasize focus on our Bioservices business. In May 2024, the Company initiated an organizational restructuring plan (the “May 2024 Plan”) announcing the closure of the Company’s Baltimore-Bayview Drug Substance manufacturing facility and Rockville, Maryland Drug Product facility. Additionally, on August 20, 2024, pursuant to the previously announced Asset Purchase Agreement (the “Asset Purchase Agreement”), the Company completed the sale of its Drug Product facility in Baltimore-Camden (the “Camden Transaction”) to Bora Pharmaceuticals Injectables Inc., a subsidiary of Bora Pharmaceuticals Co., Ltd. (“Bora”).

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
May 2024 Organizational Restructuring Plan
In May 2024, the Company initiated the May 2024 Plan. These strategic actions led to a reduction of the Company’s workforce by approximately 300 employees across all areas of the Company and the elimination of approximately 85 positions that were vacant, as well as the closure of the Company’s Baltimore-Bayview Drug Substance manufacturing facility and Rockville, Maryland Drug Product facility. Decisions regarding the elimination of positions and the closure of manufacturing facilities were subject to local law and consultation requirements in certain countries, as well as the Company’s business needs. The cumulative amount of restructuring charge related to the May 2024 Plan since inception is $20.0 million. All activities related to the May 2024 Plan were substantially completed during the third quarter of 2024. Restructuring costs are recognized as an operating expense within the Condensed Consolidated Statement of Operations and are classified based on the Company's classification policy for each category of operating expense.
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
Development milestone payments for CHIKV VLP
On July 18, 2024, Bavarian Nordic announced that the European Medicines Agency had validated the marketing authorization application for CHIKV VLP, which was submitted in June 2024. This approval triggered a milestone payment receivable under the Purchase and Sale Agreement to the Company in the amount of $10.0 million.
On August 13, 2024, Bavarian Nordic announced that the FDA has accepted and granted priority review for the Biologics License Application for CHIKV VLP, which triggered a milestone payment receivable under the Purchase and Sale Agreement to the Company in the amount of $20.0 million.

Sale of RSDL
On July 31, 2024, the Company, through its wholly owned subsidiary Emergent BioSolutions Canada Inc., entered into the RSDL® Agreement with SERB pursuant to which, among other things, the Company sold its worldwide rights to RSDL® to SERB. The RSDL® Transaction also included the sale to SERB of all the outstanding capital stock of Emergent Protective Products USA Inc. (“EPPU”), a wholly owned subsidiary of the Company, which leases a manufacturing facility in Hattiesburg, Mississippi, as well as certain assets related to RSDL®, including intellectual property rights, contract rights, inventory and marketing authorizations. In addition, the employees of EPPU joined SERB in connection with the RSDL® Transaction.
Pursuant to the RSDL® Transaction, SERB assumed certain government contracts related to RSDL® decontamination lotion, including the Company’s existing contract to supply RSDL® to the U.S. Department of Defense, through a new contract award to the Canadian Commercial Corporation.
At the closing, SERB paid a cash purchase price of $75.0 million, exclusive of customary closing adjustments related to inventory. In addition, SERB will owe the Company a $5.0 million payment upon achievement of a milestone relating to sourcing of a certain component of RSDL® decontamination lotion. The Company recognized a gain on sale of business of $60.8 million, net of transaction costs of $4.1 million.
The Company and SERB entered into a transition services agreement (the “SERB TSA”) to ensure the orderly transition of RSDL® decontamination lotion and the related assets to SERB, and a supply agreement (the “SERB Supply Agreement”) pursuant to which they have a suite reservation at the Company’s Winnipeg facility where the Company will perform Bioservices activities to manufacture and supply bulk lotion to SERB. The Company and SERB also entered into a reverse supply agreement (together with the SERB TSA and the SERB Supply Agreement, the “SERB Agreements”) pursuant to which SERB will supply to the Company finished RSDL® for the purposes of the Company’s performance of certain transitional distribution services under customer contracts that have not yet transferred to SERB. Under the SERB Agreements, the Company will retain a portion of net sales received upon delivery of RSDL® to the delayed transfer customers.
Sale of Baltimore-Camden Facility
On August 20, 2024, pursuant to the Asset Purchase Agreement, the Company completed the sale of its Drug Product facility in Baltimore-Camden to an affiliate of Bora. The Camden site, which was part of the Company’s Bioservices segment, has clinical and commercial non-viral aseptic fill/finish services on four fill lines, including lyophilization, formulation development, and support services. Alongside the facility, approximately 350 Emergent employees joined Bora as part of the transaction.
At closing, Bora paid a cash purchase price of approximately $35.0 million, which includes customary closing adjustments for working capital and transaction expenses of the business. As a result of the divestiture, the Company recognized a loss on sale of business of $36.5 million, net of transaction costs of $3.8 million, during the nine months ended September 30, 2024.
August 2024 Organizational Restructuring Plan
In August 2024, the Company initiated an organizational restructuring plan (the “August 2024 Plan”) at the Company’s Lansing facility, which reduced the Company’s workforce by approximately 70 employees, as well eliminated several open positions. The Company also implemented non-labor optimization efforts, such as reducing the Company’s external and vendor spend. The cumulative amount of restructuring charges related to the August 2024 Plan since inception is $3.5 million. All activities related to the August 2024 Plan are expected to be substantially completed during the fourth quarter of 2024. Restructuring costs are recognized as an operating expense within the Condensed Consolidated Statement of Operations and are classified based on the Company's classification policy for each category of operating expense.
Term Loan Agreement
On August 30, 2024, the Company entered into a Credit Agreement (the “Term Loan Agreement”) by and among the Company with the lenders from time to time party thereto, and OHA Agency LLC, as administrative agent. The Term Loan Agreement provides for a term loan (the “Term Loan”) of $250.0 million, which was drawn in full on the date of entry into the Term Loan Agreement (the “Closing Date”). The Term Loan was issued with an original issue discount of 3.00%.
On the Closing Date, the Company used a portion of the proceeds of the Term Loan to repay all amounts outstanding and terminate commitments under the senior term loan facility under the Company’s Amended and Restated Credit Agreement, dated October 15, 2018, by and among the Company, the lenders party thereto from time to time, and Wells Fargo Bank, National Association, as the Administrative Agent (the “Prior Credit Agreement”), plus accrued interest and fees. The Company previously repaid all amounts outstanding under the revolving credit facility under the Prior Credit Agreement.

Securities and shareholder litigation
On September 12, 2024, the Company and the lead plaintiffs entered into an agreement in principle to settle the claims against the Company and each of the Company’s current and former officers and directors. On October 4, 2024, the Court granted preliminary approval of the proposed settlement, ordered notice to the settlement class and scheduled a fairness hearing for February 27, 2025 to consider whether to grant final approval of the settlement. Under the proposed settlement, the claims against the Company and its officers and directors will be dismissed with prejudice and released in exchange for a payment from the Company of $40.0 million, of which $30.0 million will be paid from insurance proceeds. The Company considers the proposed settlement payment to be probable and reasonably estimable and the insurance proceeds to be committed, therefore, recorded the settlement and insurance recoverable amounts as pre-tax operating expense and income, respectively, recorded within “Selling, general and administrative” on the Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2024. The related liability was recorded within “Other current liabilities” and the insurance receivable was recorded within “Prepaid expenses and other current assets” on the Condensed Consolidated Balance Sheet as of September 30, 2024.
Asset-Based Revolving Loan
On September 30, 2024, the Company entered into a credit agreement for asset-based revolving loans (the “Revolving Credit Agreement”) with certain subsidiary borrowers (together with the Company, the “Borrowers”), the lenders from time to time party thereto, and Wells Fargo Bank, National Association, as agent (the “Agent”). The Revolving Credit Agreement provides for commitments with respect to asset-based revolver loans (the “Revolving Loans”) of up to the lesser of (x) $100.0 million, which may be increased (but not above $125.0 million, or the “Maximum Revolver Amount”) or decreased (but not below $50.0 million) by the Borrowers in accordance with the terms of the Revolving Credit Agreement and (y) the Borrowing Base (as defined in the Revolving Credit Agreement). Once reduced, the facility may not be increased. Up to $5.0 million of capacity under the Revolving Loans may be used for swing loans and up to $10.0 million may be used for the issuance of letters of credit.
2024 Triggering Events
2024 Impairment of long-lived assets
During the preparation of our financial statements for the quarter ended June 30, 2024, due to the decision to close the Company’s Baltimore-Bayview Drug Substance manufacturing facility and Rockville, Maryland Drug Product facility, the Company determined there were sufficient indicators of impairment for the Bayview and Rockville asset groups within the Bioservices reporting unit. As a result, the Company performed recoverability tests on those asset groups and concluded that the Bayview and Rockville asset groups were not recoverable as the undiscounted expected cash flows did not exceed their carrying values.
Asset groups are written down only to the extent that their carrying value is higher than their respective fair value. The Company, with the assistance of a third-party valuation firm, applied valuation methods to estimate the fair values for each of the assets within the different asset classes. An orderly liquidation value was applied to estimate the fair value of the personal property assets and market and cost based approaches were applied to estimate the fair value of the real property assets, each representing Level 3 non-recurring fair value measurements. Based on these analyses, the Company allocated and recognized a non-cash impairment charge of $27.2 million during the second quarter of 2024.
FINANCIAL OPERATIONS OVERVIEW
Revenues
We generate Commercial Product revenues through sale of NARCAN® Nasal Spray, which is sold commercially over-the-counter at retail pharmacies and digital commerce websites as well as through physician-directed or standing order prescriptions at retail pharmacies, health departments, local law enforcement agencies, community-based organizations, substance abuse centers and other federal agencies. In addition, we previously generated Commercial product revenues through sale of the Company's travel health products, which we sold to Bavarian Nordic in May 2023.We generate MCM Product revenues from the sale of our marketed products and procured product candidates. The U.S. government (“USG”) is the largest purchaser of our Government - MCM products and primarily purchases our products for the Strategic National Stockpile, a national repository of medical countermeasures including critical antibiotics, vaccines, chemical antidotes, antitoxins, and other critical medical supplies. The USG primarily purchases our products under long-term, firm fixed-price procurement contracts, generally with annual options.
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
Cost of Product Sales and Services
Commercial and MCM Products - The primary expenses that we incur to deliver our NARCAN® and MCM products consist of fixed and variable costs. We determine the cost of product sales for products sold during a reporting period based on the average manufacturing cost per unit in the period those units were manufactured. Fixed manufacturing costs include facilities, utilities and amortization of intangible assets. Variable manufacturing costs primarily consist of costs for materials and personnel-related expenses for direct and indirect manufacturing support staff, contract manufacturing operations, sales-based royalties, shipping and logistics. In addition to the fixed and variable manufacturing costs described above, the cost of product sales depends on utilization of available manufacturing capacity. For our commercial sales, other associated expenses include sales-based royalties, shipping, and logistics.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S., requires us to make estimates, judgments and assumptions that may affect the reported amounts of assets, liabilities, equity, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis we evaluate our estimates, judgments and methodologies. We base our estimates on historical experience and on various other assumptions that we believe are reasonable, the results of which form the basis for making judgments about the carrying values of assets, liabilities and equity and the amount of revenues and expenses. Actual results may differ from these estimates. There have been no significant changes to our critical accounting policies and estimates contained in “Critical Accounting Policies and Estimates” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, in Part II, Item 7, of the 2023 Form 10-K, as filed with the SEC.
New accounting standards
For a discussion of new accounting standards please see Note 2, “Summary of significant accounting policies”, in Part I, Item 1, of this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS
Consolidated and Segment Operating Results:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions, except %)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Revenues
Commercial Product sales, net:
NARCAN®	$95.3	$142.1	$(46.8)	(33)%	$333.8	$376.4	$(42.6)	(11)%
Other Commercial Products	—	—	—	NM	—	9.8	(9.8)	(100)%
Total Commercial Product sales, net	95.3	142.1	(46.8)	(33)%	333.8	386.2	(52.4)	(14)%
MCM Product sales, net:
Anthrax MCM	11.4	32.9	(21.5)	(65)%	106.0	76.0	30.0	39%
Smallpox MCM	132.7	24.7	108.0	NM	200.8	155.8	45.0	29%
Other Products	30.1	50.1	(20.0)	(40)%	86.2	77.4	8.8	11%
Total MCM Product sales, net	174.2	107.7	66.5	62%	393.0	309.2	83.8	27%
Services:
Bioservices - Services	13.9	13.2	0.7	5%	96.7	52.2	44.5	85%
Bioservices - Leases	0.4	1.0	(0.6)	(60)%	0.8	5.5	(4.7)	(85)%
Total Services revenues	14.3	14.2	0.1	1%	97.5	57.7	39.8	69%
Contracts and grants	10.0	6.5	3.5	54%	24.6	19.6	5.0	26%
Total revenues	293.8	270.5	23.3	9%	848.9	772.7	76.2	10%

Operating expenses:
Cost of Commercial Product sales	47.2	60.0	(12.8)	(21)%	152.7	160.2	(7.5)	(5)%
Cost of MCM Product sales	54.0	72.5	(18.5)	(26)%	147.3	208.4	(61.1)	(29)%
Cost of Bioservices	21.4	44.3	(22.9)	(52)%	263.3	151.7	111.6	74%
Research and development	13.8	15.3	(1.5)	(10)%	61.6	82.0	(20.4)	(25)%
Selling, general and administrative	76.6	86.0	(9.4)	(11)%	247.2	278.7	(31.5)	(11)%
Amortization of intangible assets	16.3	16.3	—	—%	48.8	49.4	(0.6)	(1)%
Goodwill impairment	—	218.2	(218.2)	(100)%	—	218.2	(218.2)	(100)%
Impairment of long-lived assets	—	—	—	NM	27.2	306.7	(279.5)	(91)%
Total operating expenses	229.3	512.6	(283.3)	(55)%	948.1	1,455.3	(507.2)	(35)%

Income (loss) from operations	64.5	(242.1)	306.6	127%	(99.2)	(682.6)	583.4	85%

Other income (expense):
Interest expense	(8.3)	(19.7)	11.4	58%	(56.2)	(66.2)	10.0	15%
Gain (loss) on sale of business	64.3	(0.7)	65.0	NM	24.3	74.2	(49.9)	(67)%
Other, net	21.9	(3.4)	25.3	NM	15.8	(2.1)	17.9	NM
Total other income (expense), net	77.9	(23.8)	101.7	NM	(16.1)	5.9	(22.0)	NM

Income (loss) before income taxes	142.4	(265.9)	408.3	154%	(115.3)	(676.7)	561.4	83%
Income tax provision (benefit)	27.6	(2.5)	30.1	NM	44.0	34.3	9.7	28%
Net income (loss)	$114.8	$(263.4)	$378.2	144%	$(159.3)	$(711.0)	$551.7	78%

NM - Not meaningful

Three Months Ended September 30, 2024 Compared with Three Months Ended September 30, 2023
Revenues and gross margin

	Three Months Ended September 30,
(dollars in millions)	2024	2023	% Change
Total revenues	$293.8	$270.5	9%
Contracts and grants	10.0	6.5	54%
Total segment revenues (1)	$283.8	$264.0	8%
Cost of Commercial Product sales	47.2	60.0	(21)%
Cost of MCM Product sales	54.0	72.5	(26)%
Cost of Bioservices	21.4	44.3	(52)%
Total cost of sales or services	122.6	176.8	(31)%
Total segment gross margin (1)	$161.2	$87.2	85%
Total segment gross margin % (1)	57%	33%

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

NM - Not meaningful
Total revenues increased $23.3 million, or 9%, to $293.8 million for the three months ended September 30, 2024. The increase was due to increases in MCM Products revenue of $66.5 million, Contracts and grants revenue of $3.5 million and Services revenue of $0.1 million, partially offset by a decrease in Commercial Products revenue of $46.8 million.
Total segment gross margin increased $74.0 million, or 85%, to $161.2 million for the three months ended September 30, 2024. Total segment gross margin percentage increased 24 percentage points to 57% for the three months ended September 30, 2024. The increase in total segment gross margin was due to increases in MCM Products gross margin of $85.0 million and Services gross margin of $23.0 million, partially offset by a decrease in Commercial Products gross margin of $34.0 million. Total segment gross margin and total segment gross margin percentage exclude Contracts and grants revenues because the related costs are R&D expenses.
See “Segment Results” for an expanded discussion of revenues and gross margin.
Unallocated corporate operating expenses
R&D Expenses
R&D expenses decreased $1.5 million, or 10%, to $13.8 million for the three months ended September 30, 2024. The decrease was driven by a reduction in spend for certain funded and unfunded projects, excluding EbangaTM. The decrease was partially offset by an increase in funded R&D related to EbangaTM.
SG&A Expenses
SG&A expenses decreased $9.4 million, or 11%, to $76.6 million for the three months ended September 30, 2024. The decrease was primarily due to lower employee related expenses and compensation as a result of restructuring initiatives during 2023 and 2024, coupled with a decrease in legal services fees for disputes and other corporate initiatives. This decrease was partially offset by the settlement charge related to the stockholder litigation matter, net of expected insurance proceeds. SG&A expenses as a percentage of total revenue decreased 6 percentage points to 26% for the three months ended September 30, 2024.
Amortization of Intangible Assets
Amortization of intangible assets was consistent with the prior year period at $16.3 million for the three months ended September 30, 2024.

Goodwill Impairment
Goodwill impairment decreased $218.2 million, or 100%, for the three months ended September 30, 2024. The decrease was due to the $218.2 million impairment charge to goodwill in the MCM Products segment in the third quarter of 2023, which reduced the goodwill balance of the reporting unit and segment to zero as of September 30, 2024 and 2023.
Interest expense
Interest expense decreased $11.4 million, or 58%, to $8.3 million for the three months ended September 30, 2024. The decrease was primarily due to lower amortization of debt service costs coupled with lower interest costs related to our syndicated borrowings, partially offset by higher interest expense related to the termination of our interest rate swap hedging agreements and interest related to our Term Loan Agreement.
Gain (loss) on sale of business
Gain (loss) on sale of business was a gain of $64.3 million for the three months ended September 30, 2024 compared with a loss of $0.7 million for the three months ended September 30, 2023. The gain on sale of business in the current year is related to the sale of RSDL® to SERB coupled with a reduction to the loss on the sale of the Company’s drug product facility in Baltimore-Camden to Bora, which is attributable to a net working capital adjustment payable to the Company. The loss on sale of business in the prior year is attributable to a net working capital adjustment, payable to Bavarian Nordic, related to the sale of our travel health business to Bavarian Nordic during the second quarter of 2023.
Other, net
Other, net was $21.9 million in income for the three months ended September 30, 2024 compared with $3.4 million in expense for the three months ended September 30, 2023. The change of $25.3 million was primarily attributable to income associated with development milestone achievements related to CHIK VLP, partially offset by a loss on the sale of a building at our Canton facility.
Income tax provision (benefit)
Income tax provision increased $30.1 million to $27.6 million for the three months ended September 30, 2024. The increase was primarily due to an increase in taxable income in the Company’s profitable jurisdictions.

Nine Months Ended September 30, 2024 Compared with Nine Months Ended September 30, 2023
Revenues and gross margin

	Nine Months Ended September 30,
(dollars in millions)	2024	2023	% Change
Total revenues	$848.9	$772.7	10%
Contracts and grants	24.6	19.6	26%
Total segment revenues (1)	$824.3	$753.1	9%
Cost of Commercial Product sales	152.7	160.2	(5)%
Cost of MCM Product sales	147.3	208.4	(29)%
Cost of Bioservices	263.3	151.7	74%
Total cost of sales or services	563.3	520.3	8%
Total segment gross margin (1)	$261.0	$232.8	12%
Total segment gross margin % (1)	32%	31%

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

NM - Not meaningful
Total revenues increased $76.2 million, or 10%, to $848.9 million for the nine months ended September 30, 2024. The increase was due to increases in MCM Products revenue of $83.8 million, Services revenue of $39.8 million, and Contracts and grants revenue of $5.0 million, partially offset by a decrease in Commercial Products revenue of $52.4 million.
Total segment gross margin increased $28.2 million, or 12%, to $261.0 million for the nine months ended September 30, 2024. Total segment gross margin percentage was relatively consistent at 32% for the nine months ended September 30, 2024. The increase in total segment gross margin was due to an increase in MCM Products gross margin of $144.9 million, partially offset by decreases in Services gross margin of $71.8 million and Commercial Products gross margin of $44.9 million. Total segment gross margin and Total segment gross margin percentage exclude Contracts and grants revenues because the related costs are R&D expenses.
See "Segment Results" for an expanded discussion of revenues and gross margin.
Unallocated corporate operating expenses
R&D Expenses
R&D expenses decreased $20.4 million, or 25%, to $61.6 million for the nine months ended September 30, 2024. The decrease was primarily due to the sale of our development program for CHIKV VLP to Bavarian Nordic in the second quarter of 2023 and lower overhead costs driven by headcount reductions. The decrease was also driven by the wind-down of funded projects, excluding EbangaTM. The decrease was partially offset by write-offs related to program terminations during the period and increases in the allocation of R&D overhead costs and funded R&D related to EbangaTM.
SG&A Expenses
SG&A expenses decreased $31.5 million, or 11%, to $247.2 million for the nine months ended September 30, 2024. The decrease was primarily due to lower employee related expenses and compensation as a result of restructuring initiatives during 2023 and 2024, lower professional services fees related to corporate initiatives, including organizational transformation consulting fees, and lower legal fees due to the wind-down of various legal matters. This decrease was partially offset by the settlement charge related to the stockholder litigation matter, net of expected insurance proceeds. SG&A expenses as a percentage of total revenue decreased 7 percentage points to 29% for the nine months ended September 30, 2024.

Amortization of Intangible Assets
Amortization of intangible assets decreased $0.6 million, or 1%, to $48.8 million for the nine months ended September 30, 2024. The decrease was primarily due to a decrease in amortization expense resulting from the intangibles sold with our travel health business to Bavarian Nordic, partially offset by an increase in amortization expense for the intangible asset related to EbangaTM, which was the result of the contingent consideration payment made to Ridgeback in the third quarter of 2023.
Goodwill Impairment
Goodwill impairment decreased $218.2 million, or 100%, for the nine months ended September 30, 2024. The decrease was due to the $218.2 million impairment charge to goodwill in the MCM Products segment in the third quarter of 2023, which reduced the goodwill balance of the reporting unit and segment to zero as of September 30, 2024 and 2023.
Impairment of Long-Lived Assets
Impairment of long-lived assets decreased $279.5 million, or 91%, to $27.2 million for the nine months ended September 30, 2024. The decrease was due to a $27.2 million non-cash impairment charge in the second quarter of 2024 related to our Bayview and Rockville asset groups within the Bioservices reporting unit, compared with a $306.7 million non-cash impairment charge recorded in the second quarter of 2023 related to our Camden, Bayview and Rockville asset groups within the Bioservices reporting unit.
Interest expense
Interest expense decreased $10.0 million, or 15%, to $56.2 million for the nine months ended September 30, 2024. The decrease was primarily due to a decrease in interest expense related to our syndicated borrowings and a decrease in amortization of debt service costs, partially offset by higher interest expense related to the termination of our interest rate swap hedging agreements and interest related to our Term Loan Agreement.
Gain on sale of business
Gain on sale of business decreased $49.9 million, or 67%, to $24.3 million for the nine months ended September 30, 2024. The gain on sale of business in the current year is related to the sale of RSDL® to SERB, partially offset by a loss the sale of the Company’s drug product facility in Baltimore-Camden to Bora. The gain on sale of business in the prior year is attributable to the sale of our travel health business to Bavarian Nordic during the second quarter of 2023.
Other, net
Other, net was $15.8 million in income for the nine months ended September 30, 2024 compared to $2.1 million in expense for the nine months ended September 30, 2023. The change of $17.9 million was primarily due to income associated with development milestone achievements related to CHIK VLP, partially offset by a loss on the sale of a building at our Canton facility, lower interest income, due to lower balances in our money market accounts, and a write-off of an equity method investment.
Income tax provision (benefit)
Income tax provision increased $9.7 million, or 28%, to $44.0 million for the nine months ended September 30, 2024. The increase was largely due to the jurisdictional mix of income and losses. The effective tax rate was (38)% for the nine months ended September 30, 2024 as compared with (5)% in 2023. The effective annual tax rate increased largely due the jurisdictional mix of income and losses and the prior year impairment loss.

SEGMENT RESULTS
COMMERCIAL PRODUCTS SEGMENT

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2024	2023	% Change	2024	2023	% Change
Revenues	$95.3	$142.1	(33%)	$333.8	$386.2	(14%)
Cost of sales	$47.2	$60.0	(21%)	$152.7	$160.2	(5%)
Gross margin (1)	$48.1	$82.1	(41%)	$181.1	$226.0	(20%)
Gross margin % (1)	50%	58%		54%	59%

Segment adjusted gross margin (2)	$48.1	$82.1	(41%)	$181.1	$226.0	(20%)
Segment adjusted gross margin %(2)	50%	58%		54%	59%

(1) Gross margin is calculated as revenues less cost of sales. Gross margin percentage is calculated as gross margin divided by revenues.
(2) Segment adjusted gross margin, which is a non-GAAP financial measure, is calculated as gross margin excluding the impact of amortization of intangible assets, restructuring costs and non-cash items related to changes in fair value of financial instruments, settlement charges, net and inventory step-up provision. Segment adjusted gross margin percentage, which is a non-GAAP financial measure, is calculated as segment adjusted gross margin divided by revenues. The Company’s management utilizes segment adjusted gross margin and segment adjusted gross margin percentage for purposes of evaluating our ongoing operations and for internal planning and forecasting purposes. We believe that these non-GAAP operating measures, when reviewed collectively with our GAAP financial information, provide useful supplemental information to investors in assessing our operating performance.

NM - Not meaningful
Three Months Ended September 30, 2024 Compared with Three Months Ended September 30, 2023
NARCAN®
NARCAN® sales decreased $46.8 million, or 33%, to $95.3 million for the three months ended September 30, 2024. The decrease was primarily driven by the discontinuation of prescription NARCAN® due to the launch of over-the-counter (“OTC”) NARCAN® in the third quarter of 2023 and lower Canadian retail sales, partially offset by higher sales of OTC NARCAN®.
Cost of Commercial Product Sales and Gross Margin
Cost of Commercial Product sales decreased $12.8 million, or 21%, to $47.2 million for the three months ended September 30, 2024. The decrease was primarily due to lower prescription NARCAN® unit volume, partially offset by higher OTC NARCAN® unit volume.
Commercial Products gross margin decreased $34.0 million, or 41%, to $48.1 million for the three months ended September 30, 2024. Commercial Products gross margin percentage decreased 8 percentage points to 50% for the three months ended September 30, 2024. The decrease was largely due to an unfavorable price and volume mix in 2024 for NARCAN® products. Commercial Products segment adjusted gross margin is consistent with gross margin.
Nine Months Ended September 30, 2024 Compared with Nine Months Ended September 30, 2023
NARCAN®
NARCAN® sales decreased $42.6 million, or 11%, to $333.8 million for the nine months ended September 30, 2024. The decrease was primarily driven by the discontinuation of prescription NARCAN® due to the launch of OTC NARCAN® in the third quarter of 2023 and lower Canadian retail sales, partially offset by higher sales of OTC NARCAN®.
Other Commercial Products
Other Commercial Products sales decreased $9.8 million, or 100%, to no sales for the nine months ended September 30, 2024. During the second quarter of 2023, we sold Vivotif® and Vaxchora® to Bavarian Nordic as part of our travel health business.

Cost of Commercial Product Sales and Gross Margin
Cost of Commercial Product sales decreased $7.5 million, or 5%, to $152.7 million for the nine months ended September 30, 2024. The decrease was primarily due to no current period costs related to Vivotif® and Vaxchora®, which were sold to Bavarian Nordic as part of our travel health business, and lower prescription NARCAN® unit volume, partially offset by the higher OTC NARCAN® unit volume.
Commercial Products gross margin decreased $44.9 million, or 20%, to $181.1 million for the nine months ended September 30, 2024. Commercial Products gross margin percentage decreased 5 percentage points to 54% for the nine months ended September 30, 2024. The decrease was largely due to an unfavorable price and volume mix in 2024 for NARCAN® products, partially offset by the sale of the products associated with our travel health business to Bavarian Nordic. Commercial Products segment adjusted gross margin is consistent with gross margin.
MCM PRODUCTS SEGMENT

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2024	2023	% Change	2024	2023	% Change
Revenues	$174.2	$107.7	62%	$393.0	$309.2	27%
Cost of sales	$54.0	$72.5	(26%)	$147.3	$208.4	(29%)
Gross margin (1)	$120.2	$35.2	NM	$245.7	$100.8	144%
Gross margin % (1)	69%	33%		63%	33%

Add back:
Changes in fair value of financial instruments	—	(1.1)	100%	0.6	(0.4)	NM
Restructuring costs	4.9	5.0	(2%)	7.5	7.0	7%
Inventory step-up provision	1.2	—	NM	1.2	1.9	(37%)

Segment adjusted gross margin (2)	$126.3	$39.1	NM	$255.0	$109.3	133%
Segment adjusted gross margin %(2)	73%	36%		65%	35%

(1) Gross margin is calculated as revenues less cost of sales. Gross margin percentage is calculated as gross margin divided by revenues.
(2) Segment adjusted gross margin, which is a non-GAAP financial measure, is calculated as gross margin plus restructuring costs and non-cash items related to changes in fair value of financial instruments, inventory step-up provision and settlement charge, net. Segment adjusted gross margin percentage, which is a non-GAAP financial measure, is calculated as segment adjusted gross margin divided by revenues. The Company’s management utilizes segment adjusted gross margin and segment adjusted gross margin percentage for purposes of evaluating our ongoing operations and for internal planning and forecasting purposes. We believe that these non-GAAP operating measures, when reviewed collectively with our GAAP financial information, provide useful supplemental information to investors in assessing our operating performance.

NM - Not meaningful
Anthrax MCM
Anthrax MCM sales decreased $21.5 million, or 65%, to $11.4 million for the three months ended September 30, 2024. The decrease reflects the impact of timing of sales related to CYFENDUS® and Anthrasil®, partially offset by an increase in BioThrax® sales, due to timing. Anthrax vaccine product sales are primarily made under annual purchase options exercised by the USG. Fluctuations in revenues result from the timing of the exercise of annual purchase options, the timing of USG purchases, the availability of governmental funding and the Company’s delivery of orders that follow.

Smallpox MCM
Smallpox MCM sales increased $108.0 million to $132.7 million for the three months ended September 30, 2024. The increase was primarily due to timing of USG purchases of ACAM2000® and VIGIV. Fluctuations in revenues from Smallpox MCM result from the timing of the exercise of annual purchase options in the existing procurement contracts, the timing of USG purchases, the availability of governmental funding and Company delivery of orders that follow.
Other Products
Other Products sales decreased $20.0 million, or 40%, to $30.1 million for the three months ended September 30, 2024. The decrease was due to lower product sales of BAT®, due to timing of deliveries, and lower product sales of RSDL®, which was sold to SERB during the third quarter of 2024.
Cost of MCM Product Sales and Gross Margin
Cost of MCM Product sales decreased $18.5 million, or 26%, to $54.0 million for the three months ended September 30, 2024. The decrease was primarily due to lower sales of BAT® and CYFENDUS®, coupled with lower allocations to Cost of MCM Product sales at our Bayview facility. This decrease was partially offset by higher sales of BioThrax® and ACAM2000®.
MCM Product gross margin increased $85.0 million to $120.2 million for the three months ended September 30, 2024. MCM Product gross margin percentage increased 36 percentage points to 69% for the three months ended September 30, 2024. The increase was largely due to overall higher sales volumes with a favorable product mix weighted more heavily to higher margin products coupled with lower allocations to Cost of MCM Product sales at our Bayview facility and overall lower shutdown costs across our facilities. MCM Products segment adjusted gross margin excludes the impacts of non-cash items related to restructuring costs of $4.9 million and inventory step-up provision of $1.2 million.
Nine Months Ended September 30, 2024 Compared with Nine Months Ended September 30, 2023
Anthrax MCM
Anthrax MCM sales increased $30.0 million, or 39%, to $106.0 million for the nine months ended September 30, 2024. The increase was due to the impact of timing of sales related to CYFENDUS® and BioThrax®, partially offset by a decrease in Anthrasil® sales, due to timing. Anthrax vaccine product sales are primarily made under annual purchase options exercised by the USG. Fluctuations in revenues result from the timing of the exercise of annual purchase options, the timing of USG purchases, the availability of governmental funding and the Company’s delivery of orders that follow.
Smallpox MCM
Smallpox MCM sales increased $45.0 million, or 29%, to $200.8 million for the nine months ended September 30, 2024. The increase was due to higher VIGIV sales, primarily related to USG, and higher ACAM2000® sales to non-U.S. customers, partially offset by lower USG purchases of ACAM2000®, due to timing. Fluctuations in revenues result from the timing of the exercise of annual purchase options in existing procurement contracts, the timing of USG purchases, the availability of governmental funding and Company delivery of orders that follow.
Other Products
Other Products sales increased $8.8 million, or 11%, to $86.2 million for the nine months ended September 30, 2024. The increase was primarily due to higher BAT® product sales to USG and non-U.S. customers, partially offset by lower sales of RSDL®, which was sold to SERB during the third quarter of 2024.
Cost of MCM Product Sales and Gross Margin
Cost of MCM Product sales decreased $61.1 million, or 29%, to $147.3 million for the nine months ended September 30, 2024. The decrease was primarily due to lower allocations to Cost of MCM Product sales at our Bayview facility, lower shutdown costs, and a reduction in Trobigard®-related costs, due to the Belgium FAMHP’s approval of the Trobigard® revocation, partially offset by higher BioThrax® and VIGIV sales.

MCM Product gross margin increased $144.9 million, or 144%, to $245.7 million for the nine months ended September 30, 2024. MCM Product gross margin percentage increased 30 percentage points to 63% for the nine months ended September 30, 2024. In addition to the MCM Product revenue and Cost of MCM Products items as discussed above, the increase was largely due to overall higher sales volumes with a favorable product mix weighted more heavily to higher margin products coupled with a realization of previously adjusted inventory values. MCM Products segment adjusted gross margin excludes the impacts of restructuring costs of $7.5 million, inventory step-up provision of $1.2 million and the changes in fair value of financial instruments of $0.6 million.
SERVICES SEGMENT

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2024	2023	% Change	2024	2023	% Change
Revenues	$14.3	$14.2	1%	$97.5	$57.7	69%
Cost of services	$21.4	$44.3	(52%)	$263.3	$151.7	74%
Gross margin (1)	$(7.1)	$(30.1)	(76%)	$(165.8)	$(94.0)	(76%)
Gross margin % (1)	(50)%	(212)%		(170)%	(163)%

Add back:
Settlement charge, net	—	—	NM	110.2	—	NM
Restructuring costs	0.1	8.1	(99%)	0.3	8.1	(96%)

Segment adjusted gross margin (2)	$(7.0)	$(22.0)	(68%)	$(55.3)	$(85.9)	(36%)
Segment adjusted gross margin %(2)	(49)%	(155)%		(57)%	(149)%

(1) Gross margin is calculated as revenues less cost of sales. Gross margin percentage is calculated as gross margin divided by revenues.
(2) Segment adjusted gross margin, which is a non-GAAP financial measure, is calculated as gross margin plus restructuring costs and non-cash items related to changes in fair value of financial instruments, inventory step-up provision and settlement charge, net. Segment adjusted gross margin percentage, which is a non-GAAP financial measure, is calculated as segment adjusted gross margin divided by revenues. The Company’s management utilizes segment adjusted gross margin and segment adjusted gross margin percentage for purposes of evaluating our ongoing operations and for internal planning and forecasting purposes. We believe that these non-GAAP operating measures, when reviewed collectively with our GAAP financial information, provide useful supplemental information to investors in assessing our operating performance.

NM - Not meaningful
Three Months Ended September 30, 2024 Compared with Three Months Ended September 30, 2023
Services Revenues
Bioservices revenues increased $0.7 million, or 5%, to $13.9 million for the three months ended September 30, 2024. The increase was primarily attributable to an increase in production at the Company’s Camden facility, prior to the sale of the facility to Bora, partially offset by lower production at the Company’s Canton and Winnipeg facilities.
Bioservices lease revenues decreased $0.6 million, or 60%, to $0.4 million for the three months ended September 30, 2024. The decrease was related to the completion of a lease for a Bioservices customer at our Canton facility, partially offset by new lease revenue associated with SERB at our Winnipeg facility.
Cost of Services and Gross Margin
Cost of Services decreased $22.9 million, or 52%, to $21.4 million for the three months ended September 30, 2024. The decrease was primarily due to lower overhead and remediation costs related to the sale of the Camden facility, coupled with a decrease in overhead costs at our other Maryland facilities as a result of the announced shutdowns and lower costs at our Canton facility. The decrease was partially offset by an increase in production at our Winnipeg facility.
Services gross margin increased $23.0 million, or 76%, to $(7.1) million for the three months ended September 30, 2024. Services gross margin percentage increased 162 percentage points to (50)% for the three months ended September 30, 2024. The increase was primarily due to lower overhead and remediation costs related to the sale of the Camden facility coupled with lower costs at our Bayview facility. Services segment adjusted gross margin excludes the impact of restructuring costs of $0.1 million.

Nine Months Ended September 30, 2024 Compared with Nine Months Ended September 30, 2023
Services revenues
Bioservices revenues increased $44.5 million, or 85%, to $96.7 million for the nine months ended September 30, 2024. The increase was primarily attributable to the $50.0 million arbitration settlement with Janssen related to the Settlement Agreement, coupled with an increase in production at the Camden facility prior to the sale of the facility to Bora. The increase was partially offset by reduced production activities at the Company’s Canton and Winnipeg facilities.
Bioservices lease revenues decreased $4.7 million, or 85%, to $0.8 million for the nine months ended September 30, 2024. The decrease was related to the completion of a lease for a Bioservices customer at our Canton facility, partially offset by new lease revenue for SERB at our Winnipeg facility.
Cost of Services and Gross Margin
Cost of Services increased $111.6 million, or 74%, to $263.3 million for the nine months ended September 30, 2024. The increase was primarily due to the Settlement Agreement with Janssen and resulting write-down of related assets to net realizable value of $110.2 million, coupled with higher costs at the Company’s Winnipeg facility due to a bad debt charge. These increases were partially offset by lower costs associated with production activities at the Company’s Canton facility, lower costs as a result of the sale of the Camden facility to Bora and higher allocations to Cost of MCM Product sales.
Services gross margin decreased $71.8 million, or 76%, to $(165.8) million for the nine months ended September 30, 2024. Services gross margin percentage decreased 7 percentage points to (170)% for the nine months ended September 30, 2024. The decrease was primarily due to the Settlement Agreement with Janssen and resulting revenue and write-down of related assets mentioned above, coupled with lower production at the Company's Canton facility. This decrease was partially offset by an increase in production at the Camden facility prior to the sale of the facility to Bora and a decrease in overhead costs at our other Maryland facilities. Services segment adjusted gross margin excludes the impacts of the settlement charge, net of $110.2 million and restructuring costs of $0.3 million.
OTHER REVENUE
Three Months Ended September 30, 2024 Compared with Three Months Ended September 30, 2023
Contracts and Grants
Contracts and grants revenue increased $3.5 million, or 54%, to $10.0 million for the three months ended September 30, 2024. The increase was primarily due to timing of funding as well as an increase related to work under the EbangaTM program.
Nine Months Ended September 30, 2024 Compared with Nine Months Ended September 30, 2023
Contracts and Grants
Contracts and grants revenue increased $5.0 million, or 26%, to $24.6 million for the nine months ended September 30, 2024. The increase was related to work under the EbangaTM program, partially offset by the wind-down of our other funded development initiatives.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Our financial condition is summarized as follows:

	September 30,	December 31,
(dollars in millions)	2024	2023	Change %
Financial assets:
Cash and cash equivalents	$149.9	$111.7	34%

Borrowings:
Debt, current portion	$0.8	$413.7	(100)%
Debt, net of current portion	661.8	446.5	48%
Total borrowings	$662.6	$860.2	(23)%

Working capital:
Current assets	$661.4	$679.5	(3)%
Current liabilities	229.9	651.3	(65)%
Total working capital	$431.5	$28.2	1430%

Principal Sources of Capital Resources
We have historically financed our operating and capital expenditures through existing cash and cash equivalents, cash from operations, development contracts and grant funding and borrowings under various credit agreements, including our Term Loan Agreement and other lines of credit we have established from time to time. We also occasionally obtain financing from the sale of our common stock upon exercise of stock options. As of September 30, 2024, we had unrestricted cash and cash equivalents of $149.9 million and available borrowing capacity of up to $100.0 million under the Revolving Credit Agreement.
Going Concern Considerations
In the prior quarter, in evaluating the Company’s ability to continue as a going concern, the Company took into account the potential mitigating effects of management’s previously disclosed plans, which had not yet been fully implemented. During the three months ended September 30, 2024, the Company made significant progress implementing these plans, which progress is described below. As a result, the Company believes that as of September 30, 2024 it has alleviated substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.
During the three months ended September 30, 2024, the Company entered into the Term Loan Agreement, which provides for a Term Loan of $250.0 million, and the Revolving Credit Agreement, which provides for Revolving Loans of up to $100.0 million, which have maturity dates that can extend through the second quarter of 2029. Also during the three months ended September 30, 2024, the Company repaid all amounts outstanding under its Prior Credit Agreement. As of September 30, 2024 there was $250.0 million outstanding under the Term Loan Agreement and no outstanding Revolving Loans. For more information about the new Senior Secured Credit Facilities, see Note 9, “Debt” for a discussion of the material terms and financial covenants.
During the nine months ended September 30, 2024, the Company generated cash through the sale of certain assets, including the RSDL® Transaction, which provided for a cash purchase price of approximately $75.0 million; and the Camden Transaction, which provided for a cash purchase price of approximately $35.0 million. Additionally, the Company received funds of $50.0 million in connection with the confidential arbitration settlement (the “Settlement Agreement”) with Janssen Pharmaceuticals, Inc. (“Janssen”), one of the Janssen Pharmaceutical Companies of Johnson & Johnson, related to the 2022 termination of manufacturing services agreement with Janssen (the “Janssen Agreement”). See Note 3, “Divestitures” in Part I, Item 1, of this Quarterly Report on Form 10-Q for additional information related to RSDL® Transaction and Camden Transaction and Note 15, “Litigation” for additional information related to the accounting treatment and settlement of the arbitration with Janssen. Additionally, the Company is realizing positive operational impacts of its restructuring and cost savings initiatives, including the closure of certain Bioservices facilities and reductions in force.
As of September 30, 2024, the Company had unrestricted cash and cash equivalents of $149.9 million and available borrowing capacity of up to $100.0 million under the Revolving Credit Agreement. The Company believes that its sources of liquidity, including debt and cash flows from operating activities, are adequate to fund its operations for at least the next twelve months from the issuance of these condensed consolidated financial statements.

At-the-Market Equity Offering Facility
In May 2023, the Company established the ATM Program pursuant to which the Company may, from time to time, sell up to $150.0 million aggregate gross sales price of shares of its common stock through Evercore Group L.L.C. and RBC Capital Markets, LLC, as sales agents. There were no sales of the Company’s common stock under the ATM Program during the three months ended September 30, 2024. The Company is not eligible to file a new Registration Statement on Form S-3 until 2025 due to the delayed filing of the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2023. Therefore, the Company will not be eligible to sell any shares under the ATM Program until a new Registration Statement on Form S-3 is filed and becomes effective. During the second quarter of 2023, we sold 1.1 million shares of our common stock under the ATM Program for gross proceeds of $9.1 million, representing an average price of $8.22 per share. As of September 30, 2024, $140.9 million aggregate gross sales price of shares of the Company’s common stock remains available for issuance under the ATM Program.
Cash Flows
The following table provides information regarding our cash flows for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
(in millions)	2024	2023
Net cash provided by (used in):
Operating activities	$138.6	$(238.4)
Investing activities	96.6	223.7
Financing activities	(190.5)	(540.4)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	0.3
Net change in cash, cash equivalents and restricted cash	$44.7	$(554.8)
Operating Activities:
Net cash provided by operating activities for the nine months ended September 30, 2024 increased $377.0 million as compared with the nine months ended September 30, 2023. The increase in net cash provided by operating activities was primarily due to positive working capital changes of $287.1 million, driven primarily by changes in prepaid and other assets related to the write-down to net realizable values of the assets classified within “Other long term assets” related to the Janssen Agreement and Settlement Agreement, higher cash collections on accounts receivable and an increase in accrued expenses and other liabilities. This was coupled with a higher net income (loss) excluding non-cash items of $89.9 million, primarily driven by lower impairments of long-loved assets and goodwill.
Investing Activities:
Net cash provided by investing activities for the nine months ended September 30, 2024 decreased $127.1 million as compared with the nine months ended September 30, 2023. The decrease in net cash provided by investing activities was attributable to $270.2 million in proceeds from the sale of our travel health business in 2023, which did not recur in 2024, partially offset by proceeds of $110.2 million related to the RSDL® Transaction and the sale of the Baltimore-Camden facility, a reduction in purchases of property, plant and equipment and proceeds from the sale of property, plant and equipment.
Financing Activities:
Net cash used in financing activities for the nine months ended September 30, 2024 decreased $349.9 million as compared with the nine months ended September 30, 2023. The decrease in net cash used in financing activities was primarily due to proceeds from the Term Loan Agreement, a reduction of principal payments on the revolving credit facility under the Prior Credit Agreement, partially offset by an increase in payments related to the prior Term Loan Facility and an increase in debt issuance costs associated with entry into the Term Loan Agreement and Revolving Credit Agreement.

Debt
As of September 30, 2024, the Company has $700.8 million of fixed and variable rate debt with varying maturities. See Note 9, “Debt” in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1, of this Form 10-Q for further discussion.
Uncertainties and Trends Affecting Funding Requirements
We expect to continue to fund our short-term and long-term anticipated operating expenses, capital expenditures and debt service requirements from the following sources:
•existing cash and cash equivalents;
•net proceeds from the sale of our products and Bioservices;
•development contracts and grant funding;
•proceeds from potential asset sales; and
•our Term Loan Agreement and Revolving Loans.
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
If we raise funds by issuing equity securities, our stockholders may experience dilution. Public or bank debt financing, if available, may involve agreements that include covenants, like those contained in our Senior Unsecured Notes and our Senior Secured Credit Facilities, which could limit or restrict our ability to take specific actions, such as incurring additional debt, making capital expenditures, pursuing acquisition opportunities, buying back shares or declaring dividends. If we raise funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish valuable rights to our technologies or product candidates or grant licenses on terms that may not be favorable to us.
Economic conditions, including market volatility and adverse impacts on financial markets, may make it more difficult to obtain financing on attractive terms, or at all. Any new debt funding, if available, may be on terms less favorable to us than our Senior Unsecured Notes or our Senior Secured Credit Facilities. If financing is unavailable or lost, our business, operating results, financial condition and cash flows would be adversely affected, and we could be forced to delay, reduce the scope of or eliminate many of our planned activities.

Unused Credit Capacity
Available room under the Revolving Loans as of September 30, 2024 and the revolver under the Prior Credit Agreement as of December 31, 2023 was:

(in millions)	September 30, 2024	December 31, 2023
Total Capacity	$100.0	$300.0
Less:
Outstanding Letters of Credit(1)	—	0.5
Outstanding Indebtedness	—	219.2
Unused Capacity	$100.0	$80.3

(1) As a result of entering into the Revolving Credit Agreement during the third quarter of 2024, our outstanding letters of credit were moved to cash collateral. The full amount of these letters of credit is reflected in “Restricted Cash” on the Condensed Consolidated Balance Sheets as of September 30, 2024.

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
Interest rate risk
We have debt with a mix of fixed and variable rates of interest and we are satisfied with the current fix-float mix of the Company's debt portfolio. Floating rate debt carries interest based generally on the eurocurrency rate, as defined in the Prior Credit Agreement, as amended from time to time, plus an applicable margin. Increases in interest rates could result in an increase in interest payments for our floating rate debt. See Note 9, "Debt" in the Notes to Consolidated Financial Statements in Part I, Item 1. of this Form 10-Q.
From time to time, we may use derivative instruments to manage our interest rate risk and market risk exposure.
We have assessed our exposure to changes in interest rates by analyzing the sensitivity to our operating results assuming various changes in market interest rates. A hypothetical increase of one percentage point in the eurocurrency rate as of September 30, 2024 would increase our interest expense by approximately $2.5 million annually.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2024, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in internal control over financial reporting
There have been no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act that occurred during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our level of indebtedness and the terms of our indebtedness could adversely affect our business and liquidity position. We may not have sufficient cash flow from our operations to pay our substantial debt.

As described in Note 9, “Debt” in the Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, as of September 30, 2024, we had approximately $700.8 million of total indebtedness, which includes our outstanding Senior Unsecured Notes.

Our level of indebtedness could have important consequences for us, including:

•limiting our ability to obtain additional financing, if needed, for working capital, capital expenditures, acquisitions, debt service requirements or other purposes;
•increasing our vulnerability to adverse economic, industry or competitive developments;
•limiting our flexibility in planning for, or reacting to, changes in our business and our industry; and
•placing us at a competitive disadvantage compared to our competitors that have less debt.

Our indebtedness may increase from time to time for various reasons, including fluctuations in operating results, working capital needs, capital expenditures, potential acquisitions and/or joint ventures. Our level of indebtedness and the ultimate cost of such indebtedness could have a negative impact on our liquidity, cost of future debt financing and financial results, and our credit ratings may be adversely affected as a result of the incurrence of additional indebtedness. In addition, a significant downgrade in our credit ratings or adverse conditions in the capital markets may increase the cost of borrowing for us or limit our access to capital.

Our cash flow from operations and capital resources may not be sufficient for payments of interest on and principal of our debt, and alternative financing measures may not be available on terms that are acceptable to us, or at all, and we may not be able to meet our scheduled debt service obligations.

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

The Senior Secured Credit Facilities include the Term Loan Facility, which had an outstanding principal balance of $250.0 million as of September 30, 2024, and the ability to borrow up to $100.0 million under the Revolving Credit Agreement (subject to certain adjustments described therein). In addition, we have outstanding an aggregate principal amount of $450.0 million of our Senior Unsecured Notes. We may also seek additional debt financing to support our ongoing activities or to provide additional financial flexibility. Debt financing can have significant adverse consequences for our business, including:
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
We may be unable to continue to progress on or implement our strategic plans and sustain our current operating performance, in which case our business, results of operations, financial condition and prospects could be adversely affected, and which may give rise to substantial doubt regarding our ability to continue as a going concern.

As of September 30, 2024, we had unrestricted cash and cash equivalents of $149.9 million and remaining capacity under the Credit Agreement of $100.0 million. Also as of September 30, 2024, we had borrowing of $250.0 million on our Term Loan Facility and $450.0 million of Senior Unsecured Notes outstanding. The Company may be unable to comply with debt covenants in future periods without additional sources of liquidity.
If our capital resources are insufficient to meet our future capital requirements, we will need to finance our cash needs through public or private equity or debt offerings, bank loans or collaboration and licensing arrangements. Our Registration Statement on Form S-3 expired on August 9, 2024 and we are ineligible to file a new Registration Statement on Form S-3 until 2025. There can be no assurance that we will become eligible to file a shelf registration statement or to have such a shelf registration statement become effective after such period, which may inhibit our ability to access the capital markets to raise funds.
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

We may not realize the expected benefits of the sale of our travel health business to Bavarian Nordic, the sale of RSDL® to SERB, and the sale of our drug product facility in Baltimore-Camden to Bora.
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
On June 20, 2024, Cangene bioPharma LLC (“Cangene”), a subsidiary of the Company (together with Cangene, the “Seller”), entered into an Asset Purchase Agreement with Bora, under which the Seller sold its drug product facility in Baltimore-Camden for a cash purchase price of approximately $35.0 million. The transaction closed on August 20, 2024.
On July 31, 2024, we entered into a Stock and Asset Purchase Agreement with SERB Pharmaceuticals, through its wholly owned subsidiary BTG International Inc. (collectively, “SERB”), pursuant to which, among other things, we sold our worldwide rights to RSDL®, to SERB (the “RSDL® Transaction”) for a cash purchase price of $75 million, which was paid at closing and will be subject to customary adjustments based on inventory value at closing. In addition, SERB will pay us a $5 million payment upon achievement of a milestone relating to sourcing of a certain component of RSDL® decontamination lotion. The Transaction also included the sale to SERB of all the outstanding capital stock of Emergent Protective Products USA Inc. (“EPPU”), a wholly owned subsidiary of the Company, which leases a manufacturing facility in Hattiesburg, Mississippi, as well as certain assets related to RSDL®, including intellectual property rights, contract rights, inventory and marketing authorizations. In addition, the employees of EPPU joined SERB in connection with the RSDL® Transaction.
There can be no assurance that we will be able to realize in full the expected benefits of these transactions, including as to whether any milestone payments will be received. If we are unable to or do not realize the expected strategic, economic, or other benefits of these transactions, it could adversely affect our business and financial position.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Recent sales of unregistered securities
On August 30, 2024, we sold Warrants to purchase an aggregate of 2,500,000 shares of the Company's common stock to the lenders of the Term Loan Agreement. The Warrants were issued in two tranches, with one tranche to purchase 1,000,000 shares of common stock and the second tranche to purchase 1,500,000 shares of common stock. On September 17, 2024, the exercise prices of the Warrants were established as $9.8802 per share for the first tranche and $15.7185 per share for the second tranche. The Warrants are currently exercisable and will expire on August 30, 2029 unless earlier exercised in full.
On September 17, 2024, we issued 1,113,338 shares of the Company’s common stock in accordance with the terms of the Term Loan Agreement. The shares were issued to the lenders at a price per share of approximately $8.98.
The Warrants and shares of common stock were sold pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. The Company did not receive any proceeds from the issuance of these securities, although upon the exercise of the Warrants, if any, the Company will receive the exercise price thereof.
Use of proceeds
Not applicable.
Purchases of equity securities
Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
During the three months ended September 30, 2024, none of the Company's directors or Section 16 reporting officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).
ITEM 6. EXHIBITS
The exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index immediately preceding the exhibits hereto.

Exhibit Index

Exhibit Number	Description
4.1	Form of Warrant (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed on September 3, 2024).
4.2
First Supplemental Indenture, dated as of August 30, 2024, by and among Emergent BioSolutions Inc., the subsidiary guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on September 3, 2024).

10.1†
Credit Agreement, dated as of August 30, 2024, by and among Emergent BioSolutions Inc., the lenders from time to time party thereto and OHA Agency LLC, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 3, 2024).

10.2
Warrant Agreement between Emergent BioSolutions Inc. and Broadridge Corporate Issuer Solutions LLC, as Warrant Agent, dated August 30, 2024 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on September 3, 2024).

10.3
Form of Subscription Agreement, dated August 30, 2024, between Emergent BioSolutions Inc. and the Subscribing Entities (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on September 3, 2024).

10.4†#
Stock and Asset Purchase Agreement, dated July 31, 2024, between Emergent BioSolutions Canada Inc., a wholly owned subsidiary of the Company, and BTG International Inc., a wholly owned subsidiary of SERB Pharmaceuticals.

10.5†
Credit Agreement, dated as of September 30, 2024, by and among Emergent BioSolutions Inc., certain of its subsidiaries, as borrowers, the lenders party thereto from time to time, and Wells Fargo Bank, National Association, as the agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 2, 2024).

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
101 #
The following financial information related to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statement of Changes in Stockholders' Equity; and (vi) the related Notes to the Condensed Consolidated Financial Statements.

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

EMERGENT BIOSOLUTIONS INC.

By: /s/JOSEPH C. PAPA Joseph C. Papa President. Chief Executive Officer and Director (Principal Executive Officer)

Date: November 6, 2024

By: /s/RICHARD S. LINDAHL Richard S. Lindahl Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Date: November 6, 2024