Form 10-Q
period 2025-03-31
Emergent BioSolutions Inc.
filed 2025-05-08
CIK 1367644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 30, 2025, the registrant had 54,277,827 shares of common stock outstanding.

Emergent BioSolutions Inc. and Subsidiaries
Form 10-Q

EMERGENT BIOSOLUTIONS INC.
PART I. FINANCIAL INFORMATION
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q and the documents we incorporate by reference include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, including statements regarding the future performance of Emergent BioSolutions Inc. or any of our businesses, our business strategy, future operations, future financial position, future revenues and earnings, our ability to achieve the objectives of our restructuring initiatives and divestitures, including our future results, projected costs, prospects, plans and objectives of management, are forward-looking statements. We generally identify forward-looking statements by using words like “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “future,” “goal,” “intend,” “may,” “plan,” “position,” “possible,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would,” and similar expressions or variations thereof, or the negative thereof, but these terms are not the exclusive means of identifying such statements. These forward-looking statements are based on our current intentions, beliefs, assumptions and expectations regarding future events based on information that is currently available. You should realize that if underlying assumptions prove inaccurate or unknown risks or uncertainties materialize, actual results could differ materially from our expectations. You are, therefore, cautioned not to place undue reliance on any forward-looking statement contained herein. Any such forward-looking statement speaks only as of the date on which such statement is made and, except as required by law, we do not undertake any obligation to update any forward-looking statement to reflect new information, events or circumstances.
There are a number of important factors that could cause our actual results to differ materially from those indicated by such forward-looking statements, including, among others:
•the availability of U.S. government (“USG”) funding for contracts related to procurement of our medical countermeasures (“MCM”) products, including CYFENDUS® (Anthrax Vaccine Adsorbed (AVA), Adjuvanted), previously known as AV7909, ACAM2000® (Smallpox (Vaccinia) Vaccine, Live), VIGIV CNJ-016® (Vaccinia Immune Globulin Intravenous (Human)), BAT® (Botulism Antitoxin Heptavalent (A,B,C,D,E,F,G)-(Equine)), BioThrax® (Anthrax Vaccine Adsorbed), EbangaTM (ansuvimab-zykl) and/or TEMBEXA® among others, as well as contracts related to development of medical countermeasures;
•our ability to meet our commitments to quality and compliance in all of our manufacturing operations;
•our ability to negotiate additional USG procurement or follow-on contracts for our MCM products that have expired or will be expiring;
•the commercial availability and impact of a generic and competitive marketplace on future sales of NARCAN® (naloxone HCL) Nasal Spray and over-the-counter NARCAN® Nasal Spray;
•our ability to perform under our contracts with the USG, including the timing of and specifications relating to deliveries;
•the ability of our contractors and suppliers to maintain compliance with current good manufacturing practices and other regulatory obligations;
•our ability to negotiate new or further commitments related to the collaboration and deployment of capacity toward future commercial manufacturing related to our bioservices and under existing Bioservices contracts;
•our ability to collect reimbursement for raw materials and payment of service fees from our Bioservices customers;
•the results of pending government investigations and their potential impact on our business;
•our ability to satisfy the conditions of the final settlement, and the potential impact of the final settlement agreement, including the funds to resolve the litigation, on our business;
•our ability to comply with the operating and financial covenants required by (i) our term loan facility under a credit agreement, dated August 30, 2024, among the Company, the lenders from time to time party thereto and OHA Agency LLC, as administrative agent, (ii) our revolving credit facility under a credit agreement, dated September 30, 2024, among the Company, certain subsidiary borrowers, the lenders from time to time party thereto and Wells Fargo, National Association, as Agent, and (iii) our 3.875% Senior Unsecured Notes due 2028 (the “Senior Unsecured Notes”);
•our ability to maintain adequate internal control over financial reporting and to prepare accurate financial statements in a timely manner;
•our ability to maintain sufficient cash flow from our operations to pay our substantial debt, both now and in the future;
•our ability to invest in our business operations as a result of our current indebtedness;
•the impact of our share repurchase program;
•the procurement of our product candidates by USG entities under regulatory authorities that permit government procurement of certain medical products prior to United States Food and Drug Administration (“FDA”) marketing authorization, and corresponding procurement by government entities outside the United States;

EMERGENT BIOSOLUTIONS INC.
•our ability to realize the expected benefits of the sale of our travel health business to Bavarian Nordic, the sale of our Drug Product facility in Baltimore-Camden to Bora Pharmaceuticals Injectables Inc., a subsidiary of Bora Pharmaceuticals Co., Ltd. (“Bora”), the sale of RSDL® (Reactive Skin Decontamination Lotion) to BTG International Inc., a subsidiary of SERB Pharmaceuticals (collectively, “SERB”) and the sale of our Baltimore-Bayview drug substance manufacturing facility to Syngene International (“Syngene”);
•the impact of the organizational changes we announced in January 2023, August 2023, May 2024 and August 2024;
•the success of our commercialization, marketing and manufacturing capabilities and strategy;
•our ability to identify and acquire companies, businesses, products or product candidates that satisfy our selection criteria;
•our ability to realize the full benefits from our divestitures and sales of assets;
•the impact of cybersecurity incidents, including the risks from the unauthorized access, interruption, failure or compromise of our information systems or those of our business partners, collaborators or other third parties; and
•the accuracy of our estimates regarding future revenues, expenses, capital requirements and need for additional financing.
The foregoing sets forth many, but not all, of the factors that could cause actual results to differ from our expectations in any forward-looking statement. When evaluating our forward-looking statements, you should consider this cautionary statement along with the sections entitled “Risk Factor Summary,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures About Market Risk” in this Quarterly Report on Form 10-Q, as well as the risks identified in our other reports filed with the SEC. New factors may emerge from time to time, and it is not possible for management to predict all such factors, nor can it assess the impact of any such factor on the business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement.
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

ITEM 1. FINANCIAL STATEMENTS
Emergent BioSolutions Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions, except per share amounts)

	March 31, 2025	December 31, 2024
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$149.1	$99.5
Restricted cash	3.7	6.1
Accounts receivable, net	203.7	154.5
Inventories, net	314.0	311.7
Prepaid expenses and other current assets	30.2	26.9
Assets held for sale	6.1	—
Total current assets	706.8	598.7

Property, plant and equipment, net	221.0	270.6
Intangible assets, net	485.2	501.5
Other assets	13.1	18.9
Total assets	$1,426.1	$1,389.7

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$58.1	$60.9
Accrued expenses	13.2	17.7
Accrued compensation	24.7	56.1
Other current liabilities	11.1	27.7
Liabilities held for sale	4.8	—
Total current liabilities	111.9	162.4

Debt	665.7	663.7
Deferred tax liability	60.4	41.7
Other liabilities	35.4	39.1
Total liabilities	873.4	906.9

Stockholders' equity:
Preferred stock, $0.001 par value per share; 15.0 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value per share; 200.0 shares authorized, 60.1 and 59.9 shares issued; 54.5 and 54.3 shares outstanding, respectively	0.1	0.1
Treasury stock, at cost, 5.6 and 5.6 common shares, respectively	(227.7)	(227.7)
Additional paid-in capital	930.8	928.0
Accumulated other comprehensive loss, net	(6.1)	(5.2)
Accumulated deficit	(144.4)	(212.4)
Total stockholders’ equity	552.7	482.8
Total liabilities and stockholders’ equity	$1,426.1	$1,389.7
See accompanying notes to condensed consolidated financial statements.

Emergent BioSolutions Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(unaudited, in millions, except per share amounts)

	Three Months Ended March 31,
	2025	2024
Revenues:
Product and services sales, net	$209.1	$292.4
Contracts and grants	13.1	8.0
Total revenues	222.2	300.4

Operating expenses:
Cost of product and services sales, net (1)	88.5	144.6
Research and development	15.1	15.1
Selling, general and administrative	52.4	84.7
Amortization of intangible assets	16.3	16.2
Total operating expenses	172.3	260.6

Income from operations	49.9	39.8

Other income (expense):
Interest expense	(14.7)	(24.3)
Loss on assets held for sale	(12.2)	—
Other, net	69.7	(3.4)
Total other income (expense), net	42.8	(27.7)

Income before income taxes	92.7	12.1
Income tax provision	24.7	3.1
Net income	$68.0	$9.0

Earnings per common share
Basic	$1.25	$0.17
Diluted	$1.19	$0.17

Weighted average shares outstanding
Basic	54.4	52.2
Diluted	57.3	52.2

(1) Exclusive of intangible asset amortization

Emergent BioSolutions Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(unaudited, in millions)

	Three Months Ended March 31,
	2025	2024
Net income	$68.0	$9.0
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net	(0.9)	0.2
Total other comprehensive income (loss), net of tax	(0.9)	0.2
Comprehensive income, net of tax	$67.1	$9.2
See accompanying notes to condensed consolidated financial statements.

Emergent BioSolutions Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows Continued
(unaudited, in millions)

	Three Months Ended March 31,
	2025	2024
Operating Activities
Net income	$68.0	$9.0
Adjustments to reconcile net income to net cash used in operating activities:
Share-based compensation expense	1.5	5.9
Depreciation and amortization	25.4	27.9
Change in fair value of contingent obligations, net	—	0.5
Amortization of deferred financing costs	2.3	6.9
Deferred income taxes	18.6	(12.2)
Noncash loss on assets held for sale	12.2	—
Change in fair value of warrant liability	(9.5)	—
Loss on disposal of assets	0.3	—
Other	(11.3)	(3.1)
Changes in operating assets and liabilities:
Accounts receivable	(73.3)	(50.0)
Inventories	(2.2)	(4.5)
Prepaid expenses and other assets	9.5	(6.0)
Accounts payable	(5.4)	(2.4)
Accrued expenses and other liabilities	(7.2)	1.1
Long-term incentive plan accrual	0.8	1.2
Accrued compensation	(32.2)	(33.3)
Income taxes receivable and payable, net	(8.4)	16.1
Contract liabilities	(0.3)	(19.7)
Net cash used in operating activities	(11.2)	(62.6)
Investing Activities
Purchases of property, plant and equipment	(3.6)	(10.8)
Proceeds from sale of property, plant and equipment	38.1	—
Milestone payments from prior asset divestiture	30.0	—
Purchase of convertible note receivable	(5.0)	—
Net cash provided by (used in) investing activities	59.5	(10.8)
Financing Activities
Principal payments on term loan facility	—	(3.9)
Proceeds from revolving credit facility	—	50.0
Principal payments on revolving credit facility	—	(5.0)
Proceeds from share-based compensation activity	0.1	—
Taxes paid for share-based compensation activity	(0.5)	(0.4)
Net cash provided by (used in) financing activities:	(0.4)	40.7
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(0.7)	—
Net change in cash, cash equivalents and restricted cash	47.2	(32.7)
Cash, cash equivalents and restricted cash, beginning of period	105.6	111.7
Cash, cash equivalents and restricted cash, end of period	$152.8	$79.0
Supplemental cash flow disclosures:
Cash paid for interest	$16.7	$21.5
Cash paid for income taxes, net of refunds	$14.5	$12.4
Non-cash investing and financing activities:
Purchases of property, plant and equipment unpaid at period end	$1.5	$3.3
Gain on extinguishment of debt	$—	$0.3
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$149.1	$78.5
Restricted cash	3.7	0.5
Total	$152.8	$79.0
See accompanying notes to condensed consolidated financial statements.

Emergent BioSolutions Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders' Equity
(unaudited, in millions)

	$0.001 Par Value Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2024	59.9	$0.1	(5.6)	$(227.7)	$928.0	$(5.2)	$(212.4)	$482.8
Net income	—	$—	—	$—	$—	$—	$68.0	$68.0
Share-based compensation activity	0.2	—	—	—	2.8	—	—	2.8
Other comprehensive loss, net of tax	—	—	—	—	—	(0.9)	—	(0.9)
Balance at March 31, 2025	60.1	$0.1	(5.6)	$(227.7)	$930.8	$(6.1)	$(144.4)	$552.7

	$0.001 Par Value Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	57.8	$0.1	(5.6)	$(227.7)	$904.4	$(5.7)	$(21.8)	$649.3
Net income	—	$—	—	$—	$—	$—	$9.0	$9.0
Share-based compensation activity	0.2	—	—	—	5.4	—	—	5.4
Other comprehensive income, net of tax	—	—	—	—	—	0.2	—	0.2
Balance at March 31, 2024	58.0	$0.1	(5.6)	$(227.7)	$909.8	$(5.5)	$(12.8)	$663.9
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
The Company is focused on the following four PHT categories: chemical, biological, radiological, nuclear and explosives (“CBRNE”); emerging infectious diseases (“EID”); emerging health crises; and acute, emergency and community care. As of March 31, 2025, the Company has a portfolio of 10 products consisting of vaccines, therapeutics, and drug-device combination products. The revenue generated by the products comprises a substantial portion of the Company's revenue. The Company structures the business with a focus on markets and customers. As such, the key components of the business structure include the following four product and service categories: Anthrax - Medical Countermeasures (“MCM”) Products, NARCAN® commercial product, Smallpox - MCM products and Emergent Bioservices (CDMO) (“Bioservices”).
The Company manages the business with a focus on three operating segments: (1) a Commercial Products segment consisting of NARCAN® Nasal Spray; (2) a MCM Products segment consisting of our Anthrax - MCM, Smallpox - MCM and Other Products, described below and (3) a Services segment consisting of our Bioservices offerings. Commercial Products and MCM Products are our two reportable segments (see Note 17, “Segment information” for more information on our reportable segments).
The Company's products and services include:
Commercial Products Segment:
NARCAN®
•NARCAN® (naloxone HCl) Nasal Spray is an intranasal formulation of naloxone approved by the United States Food and Drug Administration (“FDA”) (including in over-the-counter (“OTC”) form) and Health Canada for the emergency treatment of known or suspected opioid overdose as manifested by respiratory and/or central nervous system depression.
Exclusive commercial rights to KLOXXADO® distribution in the U.S. and Canada
On January 14, 2025, the Company announced an agreement with Hikma Pharmaceuticals Inc. (“Hikma”) in which the Company obtained exclusive commercial rights for product sales and marketing in the United States and Canada to Hikma’s KLOXXADO® (Naloxone HCl) Nasal Spray, an 8 mg naloxone agent.
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
Other Products
•BAT® (Botulism Antitoxin Heptavalent (A,B,C,D,E,F,G)-(Equine)), the only heptavalent antitoxin licensed by the FDA and Health Canada for the treatment of symptomatic botulism; and
•Ebanga™ (ansuvimab-zykl), a monoclonal antibody with antiviral activity provided through a single IV infusion for the treatment of Ebola. Under the terms of a collaboration with Ridgeback Biotherapeutics (“Ridgeback”), Emergent will be responsible for the manufacturing, sale, and distribution of Ebanga™ in the U.S. and Canada, and Ridgeback will serve as the global access partner for Ebanga™.
Trobigard Revocation
On April 2, 2024, the Belgium Federal Agency for Medicines and Health Products acknowledged and confirmed Emergent’s request to revoke the Market Authorization for the Trobigard Auto-Injector.
Sale of RSDL®
On July 31, 2024, the Company entered into the Stock and Asset Purchase Agreement (the “RSDL® Agreement”) with SERB Pharmaceuticals, through its wholly owned subsidiary BTG International Inc. (collectively, “SERB”), pursuant to which, among other things, the Company sold its worldwide rights to RSDL® to SERB (the “RSDL® Transaction”). See Note 4, “Divestitures” for more information on the RSDL® Transaction.
Services Segment:
The Company’s Services operating segment no longer meets the quantitative thresholds of a reportable segment and did not meet the aggregation criteria set forth in Accounting Standards Codification (“ASC”) 280, Segment Reporting, and as such is categorized within “All other revenues” along with “Contracts and Grants” within Note 17 “Segment information”. See Note 17, “Segment information” for more information about the Company’s reportable segments.

2.    Summary of significant accounting policies
Basis of presentation and consolidation
The accompanying unaudited condensed consolidated financial statements include the accounts of Emergent and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements included herein have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X issued by the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on March 3, 2025.
All adjustments contained in the accompanying unaudited condensed consolidated financial statements are of a normal recurring nature and are necessary to present fairly the financial position of the Company as of March 31, 2025. Interim results are not necessarily indicative of results that may be expected for any other interim period or for an entire year.
Significant accounting policies
During the three months ended March 31, 2025, there have been no significant changes to the Company's summary of significant accounting policies contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC that have materially impacted the presentation of the Company's financial statements.
New accounting standards
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board that the Company adopts as of the pronouncement’s specified effective date.
Accounting Standards Not Yet Adopted
In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires a public business entity to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. The amendments in the ASU are effective for public business entities for annual periods beginning after December 15, 2024, although early adoption is permitted. The Company does not expect a material impact from this new guidance on its consolidated financial statements.
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40) Disaggregation of Income Statement Expenses, which requires a public business entity to disclose additional information about specific expense categories in the notes to financial statements on an annual and interim basis. The amendments are effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. A public entity should apply the amendments either prospectively to financial statements issued for reporting periods after the effective date of the ASU or retrospectively to any or all prior periods presented in the financial statements. The Company is in the process of evaluating the impact of this new guidance on its consolidated financial statements.

3.    Assets and liabilities held for sale
On March 10, 2025, the Company classified the assets and related liabilities associated with warehouse space in Maryland as held for sale. In the accompanying Condensed Consolidated Balance Sheet as of March 31, 2025, the assets and liabilities that are expected to be conveyed are classified as held for sale and are measured at the lower of (i) the carrying value of the disposal group and (ii) the fair value of the disposal group, less estimated costs to sell. An orderly liquidation value was applied to estimate the fair value of the assets held for sale, representing Level 3 non-recurring fair value measurement. Effective with the designation of the assets as held for sale on March 10, 2025, the Company suspended recording depreciation of property, plant and equipment and right-of-use assets while these assets are classified as held for sale. Any loss resulting from the measurement is recognized in the period the held for sale criteria are met. Conversely, gains are not recognized until the date of sale. The Company recognized a loss on assets held for sale of $12.2 million during the three months ended March 31, 2025 in “Loss on assets held for sale” within non-operating activities on the Condensed Consolidated Statements of Operations.
Assets and liabilities classified as held for sale in the Condensed Consolidated Balance Sheet as of March 31, 2025 consist of the following:

March 31, 2025
Assets held for sale:
Prepaid expenses and other current assets	$0.2
Property, plant and equipment, net	13.6
Other assets	4.5
Valuation allowance	(12.2)
Total assets held for sale	$6.1

Liabilities held for sale:
Other current liabilities	$0.7
Other liabilities	4.1
Total liabilities held for sale	$4.8
4.    Divestitures
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
At the closing, Bavarian Nordic paid a cash purchase price of $270.2 million, exclusive of customary closing adjustments for cash, indebtedness, working capital and transaction expenses of the business at closing. Bavarian Nordic was required to pay milestone payments, which the Company records within “Other, net” in the Condensed Consolidated Statement of Operations, of $80.0 million in the aggregate upon satisfaction of the following milestones:
•On July 18, 2024, Bavarian Nordic announced that the European Medicines Agency had validated the marketing authorization application for CHIKV VLP, which triggered a development milestone payment receivable in the amount of $10.0 million. The Company received this milestone payment in the fourth quarter of 2024.
•On August 13, 2024, Bavarian Nordic announced that the FDA has accepted and granted Priority Review for the Biologics License Application for CHIKV VLP, which triggered a milestone payment receivable in the amount of $20.0 million. The Company received this milestone payment in the fourth quarter of 2024.
•On February 14, 2025, Bavarian Nordic announced that the FDA approved CHIKV VLP under the Priority Review, which triggered a milestone payment in the amount of $30.0 million which was recorded in “Other, net” during the three months ended March 31, 2025. The Company received this milestone payment during the first quarter of 2025.

•On February 28, 2025, Bavarian Nordic announced that the European Commission approved CHIKV VLP, which triggered a milestone payment receivable in the amount of $20.0 million which was recorded in “Other, net” during three months ended March 31, 2025. The Company received this milestone payment in the second quarter of 2025.
Pursuant to the Purchase and Sale Agreement, the Company may receive up to $30.0 million of earn-out payments from Bavarian Nordic based on aggregate net sales of Vaxchora® and Vivotif® in calendar year 2026.
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
At the closing, SERB paid a cash purchase price of $75.0 million, exclusive of customary closing adjustments related to inventory. In addition, SERB will owe the Company a $5.0 million payment upon achievement of a milestone relating to sourcing of a certain component of RSDL® decontamination lotion. In connection with the RSDL® Transaction, the Company recognized a pre-tax gain of $60.8 million, net of transaction costs of $4.1 million, recorded within “Gain (loss) on sale of business” on the Consolidated Statements of Operations during the year ended December 31, 2024.
The Company and SERB entered into a transition services agreement (the “SERB TSA”) to ensure the orderly transition of RSDL® decontamination lotion and the related assets to SERB, and a supply agreement (the “SERB Supply Agreement”) pursuant to which SERB has a suite reservation at the Company’s Winnipeg facility where the Company will perform Bioservices activities to manufacture and supply bulk lotion to SERB. The Company and SERB also entered into a reverse supply agreement (together with the SERB TSA and the SERB Supply Agreement, the “SERB Agreements”) pursuant to which SERB supplies to the Company finished RSDL® for the purposes of the Company’s performance of certain transitional distribution services under customer contracts that have not yet transferred to SERB. Under the SERB Agreements, the Company will retain a portion of net sales received upon delivery of RSDL® to the delayed transfer customers. Income from performing services under the SERB TSA is recorded within “Product and services sales, net” on the Condensed Consolidated Statements of Operations and was $0.9 million for the three months ended March 31, 2025.
Sale of Baltimore-Camden Facility
On August 20, 2024, pursuant to the Asset Purchase Agreement, the Company completed the sale of its Drug Product facility in Baltimore-Camden to an affiliate of Bora. The Baltimore-Camden facility, which was part of the Company’s Services operating segment, had clinical and commercial non-viral aseptic fill/finish services on four fill lines, including lyophilization, formulation development, and support services. At closing, Bora paid a cash purchase price of approximately $35.0 million, which included customary closing adjustments to date for working capital and transaction expenses of the business at closing. As a result of the divestiture, the Company recognized a pre-tax loss of $36.5 million, net of transaction costs of $3.8 million, during the year ended December 31, 2024 recorded within “Gain (loss) on sale of business” on the Consolidated Statements of Operations.
In connection with the divestiture, the Company entered into a Transition Services Agreement (the “Bora TSA”) with Bora to help support its ongoing operations. Under the Bora TSA, the Company is providing certain transition services to Bora, including information technology, finance and enterprise resource planning, human resources, employee benefits and other limited services. Income from performing services under the Bora TSA is recorded within “Other, net” on the Condensed Consolidated Statements of Operations and was $0.4 million for the three months ended March 31, 2025.
Sale of Baltimore-Bayview Facility
On March 19, 2025, the Company completed the sale of its Baltimore-Bayview drug substance manufacturing facility to Syngene International (“Syngene”). At closing, Syngene paid a cash purchase price of $36.5 million. Pursuant to the sale, Syngene acquired the assets and equipment associated with the Baltimore-Bayview facility.
As a result of the divestiture, the Company recognized a pre-tax gain of $7.9 million, net of transaction costs of $1.2 million, during the three months ended March 31, 2025 recorded within “Other, net” on the Condensed Consolidated Statements of Operations. The Company determined that the disposal of the Baltimore-Bayview facility does not qualify for reporting as a discontinued operation since it does not represent a strategic shift that has or will have a major effect on the Company’s operations and financial results.

5.    Restructuring charges
January 2023 Organizational Restructuring Plan
In January 2023, the Company initiated an organizational restructuring plan (the “January 2023 Plan”) intended to reduce operating costs, improve operating margins, and continue advancing the Company’s ongoing commitment to profitable growth. As part of the January 2023 Plan, the Company reduced its workforce by approximately 125 employees. The charges related to the January 2023 Plan consisted primarily of charges related to employee transition, severance payments and employee benefits. The cumulative amount of restructuring charge related to the January 2023 Plan since inception is $9.3 million. All activities related to the January 2023 Plan were substantially completed during the first quarter of 2023. Restructuring costs are recognized as an operating expense within the Condensed Consolidated Statement of Operations and are classified based on the Company’s classification policy for each category of operating expense.
August 2023 Organizational Restructuring Plan
In August 2023, the Company initiated the August 2023 Plan, which was intended to strengthen its core business and financial position by reducing investment in and de-emphasizing focus on its CDMO services business for future growth. As part of the August 2023 Plan, the Company reduced its workforce by approximately 400 employees. The charges related to the August 2023 Plan consisted primarily of employee transition, severance payment and employee benefit charges. The cumulative amount of restructuring charge related to the August 2023 Plan since inception is $19.4 million. All activities related to the August 2023 Plan were substantially completed during the third quarter of 2023. Restructuring costs are recognized as an operating expense within the Condensed Consolidated Statement of Operations and are classified based on the Company’s classification policy for each category of operating expense.
May 2024 Organizational Restructuring Plan
In May 2024, the Company initiated the May 2024 Plan. These strategic actions led to a reduction of the Company’s workforce by approximately 300 employees across all areas of the Company and the elimination of approximately 85 positions that were vacant, as well as the closure of the Company’s Baltimore-Bayview Drug Substance manufacturing facility and Rockville, Maryland Drug Product facility. Decisions regarding the elimination of positions and the closure of manufacturing facilities were subject to local law and consultation requirements in certain countries, as well as the Company’s business needs. The cumulative amount of restructuring charge related to the May 2024 Plan since inception is $19.1 million. All activities related to the May 2024 Plan were substantially completed during the third quarter of 2024. Restructuring costs are recognized as an operating expense within the Condensed Consolidated Statement of Operations and are classified based on the Company's classification policy for each category of operating expense.
August 2024 Organizational Restructuring Plan
In August 2024, the Company initiated the August 2024 Plan at the Company’s Lansing facility, which reduced the Company’s workforce by approximately 70 employees, as well as eliminated several open positions. The Company also implemented non-labor optimization efforts, such as reducing the Company’s external and vendor spend. The cumulative amount of restructuring charges related to the August 2024 Plan since inception is $2.7 million. All activities related to the August 2024 Plan were substantially completed during the fourth quarter of 2024. Restructuring costs are recognized as an operating expense within the Condensed Consolidated Statement of Operations and are classified based on the Company’s classification policy for each category of operating expense.

The following table presents the total restructuring costs related to the January 2023 Plan, August 2023 Plan, May 2024 Plan and August 2024 Plan by reportable segment as well as amounts included within non-reportable segments, unallocated corporate selling, general and administrative (“SG&A”) expense and research and development (“R&D”) expense:

	Three Months Ended March 31,
	2025	2024
Segment restructuring costs:
MCM Products	(0.8)	(0.1)
All other segments	(0.1)	(0.2)
Total restructuring costs included in Cost of product and services sales, net	(0.9)	(0.3)

Corporate restructuring costs:
SG&A	(0.3)	(0.1)
R&D	(0.1)	(0.1)
Total restructuring costs	$(1.3)	$(0.5)
The following table presents the total restructuring costs related to the January 2023 Plan, August 2023 Plan, May 2024 Plan and August 2024 Plan by function:

	Three Months Ended March 31,
	2025	2024
Severance payments	(0.2)	(0.5)
Employee benefits	(1.1)	—
Total restructuring costs	$(1.3)	$(0.5)
All financial impacts of the January 2023 Plan were reflected in the Company’s consolidated financial statements by the second quarter of 2024. As a result, there was no activity related to the January 2023 Plan for the three months ended March 31, 2025. The following table provides the components of and changes in the Company’s restructuring accrual for the January 2023 Plan during the three months ended March 31, 2024:

	Employee Transition	Severance Payments	Employee Benefits	Total
Balance at December 31, 2023	$—	$1.4	$—	$1.4
Cash payments	—	(1.3)	—	(1.3)
Balance at March 31, 2024	$—	$0.1	$—	$0.1
All financial impacts of the August 2023 Plan were reflected in the Company’s consolidated financial statements by the fourth quarter of 2024. As a result, there was no activity related to the August 2023 Plan for three months ended March 31, 2025. The following table provides the components of and changes in the Company’s restructuring accrual for the August 2023 Plan during the three months ended March 31, 2024:

	Employee Transition	Severance Payments	Employee Benefits	Total
Balance at December 31, 2023	$—	$5.3	$0.1	$5.4
Accruals	—	(0.5)	—	(0.5)
Cash payments	—	(3.6)	—	(3.6)
Balance at March 31, 2024	$—	$1.2	$0.1	$1.3

The following table provides the components of and changes in the Company’s restructuring accrual for the May 2024 Plan during the three months ended March 31, 2025:

	Employee Transition	Severance Payments	Employee Benefits	Total
Balance at December 31, 2024	$—	$4.5	$0.8	$5.3
Accruals	—	—	(0.7)	(0.7)
Cash payments	—	(2.7)	(0.1)	(2.8)
Balance at March 31, 2025	$—	$1.8	$—	$1.8
The following table provides the components of and changes in the Company’s restructuring accrual for the August 2024 Plan during the three months ended March 31, 2025:

	Employee Transition	Severance Payments	Employee Benefits	Total
Balance at December 31, 2024	$—	$1.9	$0.5	$2.4
Accruals	—	(0.2)	(0.4)	(0.6)
Cash payments	—	(1.1)	(0.1)	(1.2)
Balance at March 31, 2025	$—	$0.6	$—	$0.6
6.    Inventories, net
Inventories, net consisted of the following:

	March 31, 2025	December 31, 2024
Raw materials and supplies	$93.8	$95.9
Work-in-process	101.2	86.3
Finished goods	119.0	129.5
Total inventories, net	$314.0	$311.7
Inventories, net is stated at the lower of cost or net realizable value.
7.    Property, plant and equipment, net
Property, plant and equipment, net consisted of the following:

	March 31, 2025	December 31, 2024
Land and improvements	$20.8	$25.8
Buildings, building improvements and leasehold improvements	163.3	196.1
Furniture and equipment	257.5	368.3
Software	66.8	67.2
Construction-in-progress	9.4	10.3
Property, plant and equipment, gross	$517.8	$667.7
Less: Accumulated depreciation and amortization	(296.8)	(397.1)
Total property, plant and equipment, net	$221.0	$270.6
As of March 31, 2025 and December 31, 2024, construction-in-progress primarily included costs incurred to advance the Company’s MCM Products capabilities. Property, plant and equipment, net is stated at cost, less accumulated depreciation and amortization.

8.    Intangible assets
The Company’s finite-lived intangible assets consist of products acquired via business combinations or asset acquisitions. The following table summarizes the Company’s finite-lived intangible assets:

	Weighted Average Useful Life in Years	March 31, 2025			December 31, 2024
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Products	13.6	$855.4	$370.2	$485.2	$855.4	$353.9	$501.5
Total intangible assets		$855.4	$370.2	$485.2	$855.4	$353.9	$501.5
Amortization expense associated with the Company’s finite-lived intangible assets was recorded as follows:

	Three Months Ended March 31,
	2025	2024
Amortization of intangible assets	$16.3	$16.2
9.    Fair value measurements
The table below presents information about the Company’s assets and liabilities that are regularly measured and carried at fair value and indicates the level within the fair value hierarchy of the valuation techniques the Company utilized to determine fair value:

	March 31, 2025				December 31, 2024
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Money market accounts	$94.3	$94.3	$—	$—	$45.7	$45.7	$—	$—
Total	$94.3	$94.3	$—	$—	$45.7	$45.7	$—	$—
Liabilities:
Warrant liability	$6.7	$—	$—	$6.7	$16.2	$—	$—	$16.2
Total	$6.7	$—	$—	$6.7	$16.2	$—	$—	$16.2
2024 Warrant liability
In connection with the Term Loan Agreement, the Company issued to the lenders warrants to purchase 1.0 million shares of the Company’s common stock at an exercise price of $9.8802 per share (the “Series I Warrants”) and warrants to purchase 1.5 million shares at an exercise price of $15.7185 per share (the “Series II Warrants” and, together with the Series I Warrants, the “Warrants”). The Warrants are currently exercisable and will expire on August 30, 2029. Because the Warrants could be cash settled based on events that are outside the control of the Company, it precludes the Warrants from applying the equity contract scope exception, and so are classified as a liability. As a result, the fair value of the Warrants will be remeasured each period with the gain or loss on the warrant liability included in “Other, net” on the Condensed Consolidated Statement of Operations. The fair value of the liability at issuance was $13.4 million and remeasured to $6.7 million and is included within “Other Liabilities” on the Condensed Consolidated Balance Sheet as of March 31, 2025, as determined using the Black-Scholes method.
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

The table below is a reconciliation of the beginning and ending balance of the Company’s Level 3 warrant liability:

Warrant Liability
Balance at December 31, 2024	$16.2
Change in fair value	(9.5)
Balance at March 31, 2025	$6.7
The recurring Level 3 fair value measurement for the Company's warrant liability used the following significant unobservable inputs:

Warrant Liability	Valuation Technique	Unobservable Input	Range
2024 Warrants	Black-Scholes Method	Term (in years)	4.4
		Risk free interest rate	3.9%
		Volatility	97%
Non-variable rate debt
As of March 31, 2025 and December 31, 2024, the fair value of the Company’s 3.875% Senior Unsecured Notes due 2028 (the “Senior Unsecured Notes”) was $319.5 million and $369.1 million, respectively. The fair value was determined through market sources, which are Level 2 inputs and directly observable. The carrying amounts of the Company’s other long-term variable interest rate debt arrangements approximate their fair values (see Note 10, “Debt”).
10.    Debt
The table below presents the components of the Company’s debt:

	March 31, 2025	December 31, 2024
Senior secured credit agreement - Term loan due 2029	$250.0	$250.0
3.875% Senior Unsecured Notes due 2028	450.0	450.0
Total debt	$700.0	$700.0
Unamortized debt issuance costs	(34.3)	(36.3)
Non-current portion of debt	$665.7	$663.7
There were $35.0 million of unamortized debt issuance costs recorded in connection with the execution of the Term Loan Agreement within a contra account to directly offset the Term Loan balance.
Debt issuance costs associated with the Company’s Revolving Loans, as described in further detail below, were recorded as an asset within “Other long-term assets” on the Company’s Condensed Consolidated Balance Sheets. As of March 31, 2025, the Company has $3.6 million in debt issuance costs associated with the Revolving Loans. If the Company draws on the capacity available under the Revolving Loans, the debt issuance costs would be reclassified to a contra account to directly offset the Revolving Loans balance.
3.875% Senior Unsecured Notes due 2028
On August 7, 2020, the Company issued $450.0 million aggregate principal amount of its Senior Unsecured Notes. Interest on the Senior Unsecured Notes is payable on February 15 and August 15 of each year until maturity, beginning on February 15, 2021. The Senior Unsecured Notes will mature on August 15, 2028.
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

The Company may seek to opportunistically repurchase its Senior Unsecured Notes in open market purchases, privately negotiated transactions or otherwise. Any such repurchases will depend upon prevailing market conditions, our liquidity requirements, contractual restrictions, applicable securities law and other factors.
Term Loan Agreement
On August 30, 2024, the Company entered into a Credit Agreement with OHA Agency LLC, as administrative agent, and the lenders from time to time party thereto (the “Term Loan Agreement”). The Term Loan Agreement provides for a term loan (the “Term Loan”) of $250.0 million, which was drawn in full on the date of entry into the Term Loan Agreement (the “Closing Date”). The Term Loan was issued with an original issue discount of 3.00%.

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
The Term Loan will mature on the first to occur (such date, the “Term Loan Maturity Date”) of (i) August 30, 2029, (ii) the date of acceleration of the Term Loan upon the occurrence and during the continuance of an event of default and (iii) solely to the extent the aggregate principal amount of Senior Unsecured Notes outstanding exceeds $25.0 million, May 15, 2028, which is three months prior to the August 15, 2028 maturity date of the Senior Unsecured Notes. The Term Loan Agreement contains certain customary default and cross-default provisions, representations and warranties and affirmative and negative covenants, including (a) restrictions on prepayments and repurchases of indebtedness, including the Senior Unsecured Notes, subject to further customary permitted debt payments, (b) a minimum liquidity requirement of $75.0 million commencing on September 30, 2024 and tested every two weeks, and (c) a consolidated gross leverage ratio tested every fiscal quarter commencing with the fiscal quarter ending December 31, 2025, initially at 5.10:1.00 with step-downs as set forth in the Term Loan Agreement. As of March 31, 2025, the Company was in compliance with all covenants under the Term Loan Agreement.
All indebtedness outstanding under the Term Loan Agreement is guaranteed by certain of the Company’s direct and indirect subsidiaries, other than certain subsidiaries that are not material, are excluded pursuant to the terms of the Term Loan Agreement, or will become guarantors on a post-closing basis (the Company and the guarantors, collectively, the “Credit Parties”). The indebtedness under the Term Loan Agreement is secured by a first-priority security interest in and lien on substantially all assets of the Company and the other Credit Parties.
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
On the Closing Date, the Company used a portion of the proceeds of the Term Loan to repay all amounts outstanding and terminate commitments under the senior term loan facility under its Amended and Restated Credit Agreement, dated October 15, 2028, by and among the Company, the lenders party thereto from time to time, and Wells Fargo Bank, National Association, as the Administrative Agent (the “Prior Credit Agreement”), plus accrued interest and fees. The Company previously repaid all amounts outstanding under the revolving credit facility under the Prior Credit Agreement.

Revolving Loan Agreement
On September 30, 2024, the Company entered into a credit agreement for asset-based revolving loans (the “Revolving Credit Agreement”) with certain subsidiary borrowers (together with the Company, the “Borrowers”), the lenders from time to time party thereto, and Wells Fargo Bank, National Association, as agent (the “Agent”). The Credit Agreement provides for commitments with respect to the revolving loans (the “Revolving Loans”) of up to the lesser of (x) $100.0 million, which may be increased (but not above $125.0 million, or the “Maximum Revolver Amount”) or decreased (but not below $50.0 million) by the Borrowers in accordance with the terms of the Revolving Credit Agreement and (y) the Borrowing Base (as defined in the Revolving Credit Agreement). Once reduced, the facility may not be increased. Up to $5.0 million of capacity under the Revolving Loans may be used for swing loans and up to $10.0 million may be used for the issuance of letters of credit.
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
The Revolving Loans will mature on the first to occur of (i) September 30, 2029; (ii) to the extent there remain outstanding any portion of the term loans extended under the Term Loan Agreement, the date that is 90 days prior to the maturity date under the Term Loan Agreement; and (iii) to the extent any of the Senior Unsecured Notes remain outstanding, May 17, 2028, which is 90 days prior to the August 15, 2028 maturity date of the Senior Unsecured Notes. The Revolving Credit Agreement contains certain customary default and cross-default provisions (including with respect to defaults under the Term Loan Agreement), representations and warranties and affirmative and negative covenants, including (a) restrictions on prepayments and repurchases of indebtedness, including the Senior Unsecured Notes, (b) restrictions on dispositions of material intellectual property, (c) a minimum liquidity requirement of $50.0 million through the day prior to the first date following September 30, 2025 on which the Company’s total leverage ratio measured as of the preceding 12-month period is less than 5.25 to 1.00 (the “Covenant Conversion Date”) and (d) from the Covenant Conversion Date, a fixed charge coverage ratio requirement of at least 1.00 to 1.00. As of March 31, 2025, the Company was in compliance with all covenants under the Revolving Credit Agreement.
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
The Company’s share-based compensation expense relates to stock options, performance stock options, restricted stock units, performance stock units and liability classified long-term incentive awards. During the three months ended March 31, 2025, the Company granted stock options to purchase 1.4 million shares of common stock, 2.1 million restricted stock units and 0.3 million performance stock units. The grants were made under the Emergent BioSolutions Inc. Amended and Restated Stock Incentive Plan and the Emergent BioSolutions Inc. Inducement Plan. The performance stock units settle in stock at the end of a one-year performance period based on the Company's results compared to the performance criteria.
During the three months ended March 31, 2024, the Company granted an $8.0 million long-term incentive award, subject to market conditions, with the option to settle in any combination of cash or shares, which is accounted for as a liability classified award. Performance stock options and the long-term incentive award are valued using Monte Carlo valuation models, and both have a performance period of five years to vest based on the Company’s stock price performance. The long-term incentive award is revalued at each reporting period until the award is earned or expires. The Company’s other equity awards typically vest over three equal annual installments beginning on the day prior to the anniversary of the grant date. The performance stock units settle in stock at the end of the three-year performance period based on the Company's results compared to the performance criteria. During the three months ended March 31, 2025, 0.1 million stock options and an immaterial number of restricted stock units and performance stock units were forfeited prior to the completion of the applicable vesting requirements or expiration.
Share-based compensation expense, net of forfeitures was recorded in the following financial statement line items:

	Three Months Ended March 31,
	2025	2024
Cost of products and services sales, net	$0.3	$0.8
Research & development	0.2	0.5
Selling, general and administrative	1.0	4.6
Total share-based compensation expense	$1.5	$5.9
Stockholders’ equity
2025 Share Repurchase Program
On March 31, 2025, the Company announced that its Board of Directors had authorized the repurchase of up to $50.0 million of the Company’s common stock (the “2025 Share Repurchase Program”) on or before March 27, 2026. Repurchases under the 2025 Share Repurchase Program may be made from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors, including the market price of the Company’s common shares, macroeconomic environment and other investment opportunities, consistent with the Company’s insider trading policy. The 2025 Share Repurchase Program may be suspended or discontinued at any time. As of March 31, 2025, the Company has not made any repurchases under this program.
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
Since the number of shares issued under the Forward was determined based on a fixed monetary value established on August 30, 2024, which necessitated issuing a variable number of shares, the Forward was initially classified and recorded as a liability. As it was classified as a liability, the Forward had to be remeasured to its fair value upon settlement on September 17, 2024. Consequently, the Company recognized a gain of $1.6 million, which was recorded under “Other, net” on the Consolidated Statement of Operations for the year ended December 31, 2024. The gain resulted from a drop in stock price between the execution date of the Subscription Agreement and the date the shares were issued. As of March 31, 2025, there was no remaining liability related to the Forward on the Condensed Consolidated Balance Sheet.

2024 Warrant Issuance
In connection with the Term Loan Agreement, the Company issued to the lenders Series I Warrants to purchase 1.0 million shares of common stock and Series II Warrants to purchase 1.5 million shares of common stock. The Warrants are currently exercisable and will expire on August 30, 2029. Because the Warrants could be cash settled based on events that are outside the control of the Company, it precludes the Warrants from applying the equity contract scope exception, and so are classified as a liability. As of March 31, 2025, the fair value of the Warrants was $6.7 million. See Note 8, “Fair value measurements,” for more information on the accounting treatment and valuation of the Warrants.
As of March 31, 2025, the Company had the following Warrants outstanding to acquire shares of its common stock:

	Warrants Outstanding	Range of Exercise Price per Share	Expiration Date
Warrants issued related to the Term Loan Agreement	2.5	$9.88 - $15.72	August 2029
Total	2.5
During the three months ended March 31, 2025, no Warrants expired or were exercised.
12.    Earnings per common share
Basic earnings per common share is calculated using the treasury method by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share adjusts basic earnings per common share for the effects of potentially dilutive common shares and is calculated using the treasury stock method. Potentially dilutive common shares include the dilutive effect of shares issuable under our equity compensation plans, including stock options, restricted stock units and performance stock units, as well as shares issuable upon exercises of the Warrants. Diluted earnings per share excludes anti-dilutive securities, which represent the number of potential common shares related to shares issuable under our equity compensation plans and pursuant to exercises of the Warrants that were excluded from diluted earnings per common share because their effect would have been antidilutive.
The following table presents the calculation of basic and diluted earnings per common share:

	Three Months Ended March 31,
	2025	2024
Numerator:
Net income	$68.0	$9.0
Denominator:
Weighted-average number of shares outstanding-basic	54.4	52.2
Dilutive securities - equity awards	2.9	—
Weighted-average number of shares outstanding-diluted	57.3	52.2
Earnings per common share - basic	$1.25	$0.17
Earnings per common share - diluted	$1.19	$0.17
Anti-dilutive securities	4.0	4.5

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
The Company's Nasal Naloxone Products are sold commercially over-the-counter at retail pharmacies and digital commerce websites as well as through physician-directed or standing order prescriptions at retail pharmacies, health departments, local law enforcement agencies, community-based organizations, substance abuse centers and other federal agencies.
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
The Company's revenues disaggregated by major sources for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024
	USG	Non-USG	Total	USG	Non-USG	Total
Commercial Product sales	$0.1	$45.2	$45.3	$0.3	$118.2	$118.5
MCM Product sales	66.6	90.0	156.6	114.1	41.3	155.4
All other revenues (1)	12.1	8.2	20.3	7.4	19.1	26.5
Total revenues	$78.8	$143.4	$222.2	$121.8	$178.6	$300.4

(1) “All other revenues” includes Services and Contracts and grants revenue.
Transaction price allocated to remaining performance obligations
As of March 31, 2025, the Company has future contract value on unsatisfied performance obligations of approximately $270.4 million associated with all arrangements entered into by the Company. The Company expects to recognize $199.3 million of unsatisfied performance obligations within the next 24 months. The amount and timing of revenue recognition for unsatisfied performance obligations can change. The future revenues associated with unsatisfied performance obligations exclude the value of unexercised option periods in the Company’s revenue arrangements. Often the timing of manufacturing activities changes based on customer needs and resource availability. Government funding appropriations can impact the timing of product deliveries. The success of the Company's development activities that receive development funding support from the USG under development contracts can also impact the timing of revenue recognition.
Contract assets
The Company considers accounts receivable and deferred costs associated with revenue generating contracts, which are not included in inventory or property, plant and equipment and that the Company does not currently have a contractual right to bill, to be contract assets. As of March 31, 2025 and December 31, 2024, the Company had $13.5 million and $9.7 million, respectively, of contract assets recorded within “Accounts receivable, net” on the Condensed Consolidated Balance Sheets.

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

Contract Liabilities
Balance at December 31, 2024	$9.3
Balance at March 31, 2025	$8.9
Revenue recognized in the period from amounts included in contract liability at the beginning of the period:	$1.3
As of March 31, 2025 and December 31, 2024, the current portion of contract liabilities was $4.5 million and $4.8 million, respectively, and was included in “Other current liabilities” on the Condensed Consolidated Balance Sheets.
Accounts receivable and allowance for expected credit losses
Accounts receivable, including unbilled accounts receivable contract assets, consist of the following:

	March 31, 2025	December 31, 2024
Accounts receivable:
Billed	$174.0	$135.4
Unbilled	30.9	19.6
Allowance for expected credit losses	(1.2)	(0.5)
Accounts receivable, net	$203.7	$154.5
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
The components of lease expense were as follows:

	Three Months Ended March 31,
	2025	2024
Operating lease cost:
Amortization of right-of-use assets	$0.6	$0.9
Interest on lease liabilities	0.2	0.2
Total operating lease cost	$0.8	$1.1
Operating lease costs are reflected as components of “Cost of product and services sales, net”, “R&D” expense and “SG&A” expense on the Company's Condensed Consolidated Statements of Operations.

Supplemental balance sheet information related to lessee activities is as follows:

Leases	Classification	March 31, 2025	December 31, 2024
Operating lease right-of-use assets	Other assets	$6.6	$11.7

Operating lease liabilities, current portion	Other current liabilities	$1.9	$2.7
Operating lease liabilities	Other liabilities	5.1	9.7
Total operating lease liabilities		$7.0	$12.4

Operating leases:
Weighted average remaining lease term (years)		5.8	5.8
Weighted average discount rate		6.6%	5.5%
15.    Income taxes
The estimated effective annual tax rate as of March 31, 2025 and 2024 for the years ended December 31, 2025 and 2024, excluding the impact of discrete adjustments, was 27% and 19%, respectively. The effective tax rate for the three months ended March 31, 2025 and 2024 was 27% and 26%, respectively. The increase in the estimated effective annual tax rate and the effective quarterly tax rate is primarily due to an increase in estimated profit combined with a change in jurisdictional mix of income and losses.
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
On September 12, 2024, the Company and the Lead Plaintiffs entered into an agreement in principle to settle the claims against the Company and each of the Company’s current and former officers and directors. On October 4, 2024, the Court granted preliminary approval of the proposed settlement, ordered notice to the settlement class and scheduled a fairness hearing for February 27, 2025. On February 6, 2025, the Lead Plaintiffs filed a Motion for Final Approval of Class Action Settlement, Certification of the Settlement Class and Approval of Plan of Allocation and Motion for Award of Attorneys' Fees, Reimbursement of Expenses and Compensatory Awards for Lead Plaintiffs. Under the settlement, the claims against the Company and its officers and directors were dismissed with prejudice and released in exchange for a payment from the Company of $40.0 million, $30.0 million of which was paid from insurance proceeds, and was funded in the fourth quarter of 2024. The Company recorded the settlement and insurance recoverable amounts as pre-tax operating expense and income, respectively, within “Selling, general and administrative” expenses on the Consolidated Statement of Operations for the year ended December 31, 2024. At the scheduled fairness hearing on February 27, 2025, the Court granted final approval of the settlement.

On June 29, 2021, Lincolnshire Police Pension Fund (“Lincolnshire”), and on August 16, 2021, Pooja Sayal, filed putative shareholder derivative lawsuits in the United States District Court for the District of Maryland on behalf of the Company against certain of the Company's current and former officers and directors for breach of fiduciary duties, waste of corporate assets, and unjust enrichment, each allegation related to the CDMO Manufacturing Capabilities. In addition to monetary damages, the complaints seek the implementation of multiple corporate governance and internal policy changes. On November 16, 2021, the cases were consolidated under the caption In re Emergent BioSolutions Inc. Stockholder Derivative Litigation, Master Case No. 8:21-cv-01595-DLB. On January 3, 2022, the Lincolnshire complaint was designated as the operative complaint in the consolidated action. On April 13, 2022, the Court approved the parties' joint stipulation to and stay of the proceedings and discovery until the close of fact discovery in the Federal Securities Class Action.
On September 15, 2021, September 16, 2021 and November 12, 2021, putative shareholder derivative lawsuits were filed by Chang Kyum Kim, Mark Nevins and Employees Retirement System of the State of Rhode Island, North Collier Fire Control and Rescue District Firefighters Pension Plan, and Pembroke Pines Firefighters & Police Officers Pension Fund, respectively, in the Court of Chancery of the State of Delaware on behalf of the Company against certain of its current and former officers and directors for breach of fiduciary duties, unjust enrichment and insider trading, each allegation related to the CDMO Manufacturing Capabilities. In addition to monetary damages, the complaints seek the implementation of multiple corporate governance and internal policy changes. On February 2, 2022, the cases were consolidated under the caption In re Emergent BioSolutions, Inc. Derivative Litigation, C.A. No. 2021-0974-MTZ with the institutional investors as co-lead plaintiffs. On March 4, 2022, the defendants’ filed a motion to dismiss the complaint. On March 29, 2022, an order was granted staying all proceedings pending a final, non-appealable judgment in the Federal Securities Class Action.
On December 3, 2021, December 22, 2021 and January 18, 2022, putative shareholder derivative lawsuits were filed by Zachary Elton, Eric White and Jeffrey Reynolds, respectively, in the Circuit Court for Montgomery County, Maryland on behalf of the Company against certain of its current and former officers and directors for breach of fiduciary duty, unjust enrichment, waste of corporate assets, failing to maintain internal controls, making or causing to be made false and/or misleading statements and material omissions, insider trading and otherwise violating the federal securities laws, each allegation related to the CDMO Manufacturing Capabilities. The complaints seek monetary and punitive damages. On February 22, 2022, the Court entered an order consolidating these actions under case number C-15-21-CV-000496. On March 9, 2022, the parties filed a Joint Stipulation of Stay of Proceedings and Discovery, pursuant to which the parties agreed to stay all proceedings until 30 calendar days after a ruling on the defendants’ motion to dismiss, and on November 2, 2023, the Court approved the parties' joint stipulation to extend the stay of the proceedings and discovery until the close of fact discovery in the Federal Securities Class Action.
In addition to the above actions, the Company received inquiries and subpoenas to produce documents related to these matters from the Department of Justice, the SEC (as discussed further below) and the Maryland Attorney General’s Office. The Company produced documents in response and will continue to cooperate with these government inquiries should further requests be made.
In the first quarter of 2025, the Company received an additional inquiry from the New York Attorney General’s Office related to certain past trading activity by the Company’s former Chief Executive Officer. The Company has produced documents and is cooperating with the New York Attorney General’s office on this matter.
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
On March 7, 2025, plaintiffs Lincolnshire and Pooja Sayal filed a motion in the United States District Court for the District of Maryland seeking preliminary approval of a stipulation of settlement with regard to the above referenced derivative matters (“Proposed Settlement”).
Specifically, the Proposed Settlement intends to resolve all matters among and between the following parties: (i) Lincolnshire and Pooja Sayal, plaintiffs in the stockholder derivative action captioned In re Emergent BioSolutions Inc. Stockholder Derivative Litigation, Master Case No. 8:21-cv-01595-DLB, pending in the U.S. District Court for the District of Maryland; (ii) North Collier Fire Control and Rescue District Firefighter Pension Plan, Chang Kyum Kim and Mark Nevins, plaintiffs in the stockholder derivative action captioned In re Emergent BioSolutions Inc. Derivative Litigation, Case No. 2021-0974-MTZ, pending in the Delaware Court of Chancery; (iii) Zachary Elton, Jeffery Reynolds and Eric White, plaintiffs in the stockholder derivative action captioned Elton v. Kramer, et al, Case No. C-15-CV-21-000496, pending in the Circuit Court of Maryland for Montgomery County; (iv) Richard J. Levine and Christopher Seaver, plaintiffs in the stockholder derivative action captioned In Re Emergent BioSolutions Inc. Demand Refused Stockholder Derivative Litigation, Master File No. 8:23-cv-02969-DLB, pending in the U.S. District Court for the District of Maryland; (v) Christopher Andrews, plaintiff in the stockholder derivative action captioned Andrews v. Kramer, C.A. No. 2024-0925-

MTZ, pending in the Delaware Court of Chancery; (vi) individual defendants Robert G. Kramer Sr., Fuad El-Hibri, Richard S. Lindahl, Ronald B. Richard, Zsolt Harsanyi, Louis W. Sullivan, George A. Joulwan, Jerome M. Hauer, Kathryn C. Zoon, Marvin White, Syed T. Husain, Seamus Mulligan, Adam Havey, Sean Kirk, Atul Saran and Sue Bailey and (vii) the Company, as nominal defendant (collectively with the individual defendants, the “Defendants”).
No later than 20 business days following the satisfaction of all conditions precedent set forth in the Proposed Settlement, Defendants must cause their insurers to pay to the Company a settlement amount of $15.0 million, less a court-approved fee and expense amount. Additionally, no later than 60 days following the satisfaction of all conditions precedent set forth in the Proposed Settlement, the Company must effectuate a series of corporate governance reforms and maintain such reforms for a period of not less than four years, subject to the terms and conditions set forth in the Proposed Settlement. The Proposed Settlement, which is subject to court approval, includes no admission of fault, liability or wrongdoing by any of the Defendants. The court has not yet ruled on the motion.
SEC enforcement proceeding
As previously disclosed, in the second quarter of 2021, the Company received subpoenas from the SEC related to certain disclosures regarding the incidents described above under the heading “Securities Litigation.” The Company has been cooperating with the SEC’s investigation. During the first quarter of 2025, the Company determined that a loss resulting from the investigation was probable and that the amount of loss could be reasonably estimated. As a result, the Company recorded an accrual within “Selling, general and administrative” expenses in the Consolidated Statement of Operations for the year ended December 31, 2024 of $1.5 million, and the related liability is included in “Other current liabilities” in our Consolidated Balance Sheet as of December 31, 2024. On April 7, 2025, the Company consented to the SEC’s entry of an administrative order under which the Company agreed to cease and desist from committing or causing a violation of Section 17(a)(2) of the Securities Act of 1933 and to pay a fine of $1.5 million. The Company paid the fine on April 18, 2025.
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
On June 6, 2022, the parties exchanged notices alleging material breaches of the Janssen Agreement, with each asserting the other had failed to meet key contractual obligations. Janssen subsequently initiated arbitration proceedings, and the Company responded with counterclaims. On July 3, 2024, the Company and Janssen entered into the Settlement Agreement to resolve all claims among the parties arising from the Janssen Agreement and the activities referenced above. Pursuant to the terms of the Settlement Agreement, Janssen paid the Company $50.0 million on July 31, 2024.
Beginning in the fourth quarter of 2022, because the arbitration process with Janssen was expected to extend longer than one year, the Company reclassified amounts related to the Janssen Agreement from “Inventories, net” and from “Prepaid expenses and other current assets” to “Other assets”, resulting in $152.7 million in long-term assets related to the Janssen Agreement on the Condensed Consolidated Balance Sheet as of December 31, 2022. The long-term asset balance within “Other Assets” prior to announcing the Settlement Agreement was $158.7 million. The Company recorded $50.0 million in “Product and services sales, net” and “Cost product and services sales, net” on the Condensed Consolidated Statement of Operations during the second quarter of 2024 to reflect the settlement receivable as a change in the transaction price for the Janssen Agreement. Additionally, the Company recorded $110.2 million in the second quarter of 2024 within “Cost product and services sales, net” on the Condensed Consolidated Statement of Operations to write down the remaining inventory to its net realizable value and for estimated disposal costs. The receivable for the settlement amount was collected during the third quarter of 2024 and there was no long-term asset balance remaining within “Other Assets” related to the Janssen Agreement as of December 31, 2024.
17.    Segment information
In the first quarter of 2025, using the guidance provided in ASC 280, Segment Reporting (“ASC 280”), along with the adoption of ASU 2023-07, Segment Reporting (Topic 280), the Company reevaluated its reportable and operating segments. Based on updates to the Company’s internal operating and reporting structure and quantitative tests outlined in ASC 280, the Company now manages its business with a focus on two reportable segments; the Commercial Products segment, which includes NARCAN® products, and the MCM Products segment, which includes the Anthrax - MCM products, Smallpox - MCM products and Other Products. The Company’s Services operating segment no longer meets the quantitative threshold for determining reportable segments and is now included within “All other revenues” along with the Company’s Contracts and grants business.

The Company's Chief Operating Decision Maker (“CODM”) is its President and Chief Executive Officer. The CODM evaluates the performance of the Company's reportable segments based on segment adjusted gross margin. The Company defines segment adjusted gross margin as sales less cost of sales excluding restructuring costs, changes in fair value of financial instruments, settlement charges, net and inventory step-up provision for each reportable segment. The Company does not allocate amortization of intangible assets, research and development expenses, selling, general and administrative costs, interest and other income (expense) or taxes to each reportable segment in the operating results that are regularly reviewed by the CODM. The CODM uses these reported measures to assess segment performance, allocate resources and monitor budget and guidance versus actual results. These metrics are used by the CODM to make key operating decisions, such as decisions about allocating capital and other resources to each segment. The accounting policies for segment reporting are the same as those described in Note 2, "Summary of significant accounting policies" in the Company's Annual Report on Form 10-K for the year ended December 31, 2024. Intersegment revenue, cost of sales, and profit are eliminated in the segment measures regularly reviewed by the CODM as these activities are eliminated in consolidation and thus are not included in management’s evaluation of performance for each segment.
The Company manages its assets on a total company basis, not by segment, as the Company's operating assets are shared or commingled. Therefore, the Company’s CODM does not regularly review any asset information by segment and, accordingly, the Company does not report asset information by segment. The measure of segment assets is reported on the Condensed Consolidated Balance Sheet as "Total assets".
For all tables presented below, the prior period disclosures have been recast to conform to the current period segment presentation.

The following table presents segment information provided to the CODM, along with a reconciliation of segment adjusted gross margin to income before income taxes as reported in the Condensed Consolidated Statement of Operation for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Revenues reportable segments:
Commercial Products	$45.3	$118.5
MCM Products	156.6	155.4
Reconciliation of revenue:	201.9	273.9
All other revenues (1)	20.3	26.5
Total revenues	$222.2	$300.4

Cost of sales reportable segments:
Commercial Products	$24.5	$52.1
MCM Products(2)	49.2	61.8
Total of reportable segments	$73.7	$113.9

Segment adjusted gross margin reportable segments:
Commercial Products	$20.8	$66.4
MCM Products (2)	107.4	93.6
Total of reportable segments	$128.2	$160.0

Reconciliation to income before income tax:
All other revenues less other costs of revenue (1)	$6.5	$(3.8)
Amortization of intangible assets	(16.3)	(16.2)
Restructuring costs	0.8	0.1
Inventory step-up provision	(1.8)	—
Changes in fair value of financial instruments	—	(0.5)
Research and development	(15.1)	(15.1)
Selling, general and administrative	(52.4)	(84.7)
Interest expense	(14.7)	(24.3)
Loss on assets held for sale	(12.2)	—
Other, net	69.7	(3.4)
Income before income taxes	$92.7	$12.1

(1) “All other revenues” and “All other revenues less other cost of revenue” includes Services and Contracts and grants revenue, and Services and Contracts and grants revenue less Cost of services, respectively.

(2) Excludes $1.8 million of inventory step-up provision for the three months ended March 31, 2025, $0.5 million of changes in fair value of financial instruments for the three months ended March 31, 2024 and $(0.8) million and $(0.1) million of restructuring costs for each of the three months ended March 31, 2025 and 2024.

The following table includes depreciation expense for each reportable segment:

	Three Months Ended March 31,
	2025	2024
Depreciation from reportable segments:
MCM Products	$4.2	$5.6
Items not included in depreciation from reportable segments:
All other segment	2.2	2.6
Other	2.7	3.5
Total depreciation	$9.1	$11.7

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q includes information with respect to our plans and strategy for our business and financing, as well as forward-looking statements that involve risks and uncertainties. You should carefully review the sections entitled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
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
We are currently focused on the following four PHT categories: chemical, biological, radiological, nuclear and explosives (“CBRNE”); emerging infectious diseases (“EID”); emerging health crises; and acute, emergency and community care. We have a portfolio of 10 products that contribute a substantial portion of our revenue and are sold to government and commercial customers. Additionally, we have a development pipeline consisting of a diversified mix of both pre-clinical and clinical stage product candidates. Finally, we have a fully integrated portfolio of CDMO services which cover development services, drug substance manufacturing and drug product manufacturing and packaging.
The Company structures the business with a focus on markets and customers. As such, the key components of the business structure include the following four product and service categories: NARCAN® commercial product, Anthrax - Medical Countermeasures (“MCM”) Products, Smallpox - MCM products and Emergent Bioservices (CDMO) services (“Bioservices”).
The Company manages the business with a focus on three operating segments: (1) a Commercial Products segment consisting of NARCAN® Nasal Spray; (2) a MCM Products segment consisting of Anthrax - MCM, Smallpox - MCM and Other Products and (3) a Services segment consisting of our Bioservices offerings. Commercial Products and MCM Products are our two reportable segments (see Note 17, “Segment information” in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1, of this Form 10-Q for more information on our reportable segments).
Commercial Products Segment:
The majority of our Commercial product revenue comes from the following products:
NARCAN®
•NARCAN® (naloxone HCl) Nasal Spray, an intranasal formulation of naloxone approved by the United States Food and Drug Administration (“FDA”) (including in over-the-counter (“OTC”) form) and Health Canada for the emergency treatment of known or suspected opioid overdose as manifested by respiratory and/or central nervous system depression.
Exclusive commercial rights to KLOXXADO® distribution in the U.S. and Canada
On January 14, 2025, the Company announced an agreement with Hikma Pharmaceuticals Inc. (“Hikma”) in which the Company obtained exclusive commercial rights for product sales and marketing in the United States and Canada to Hikma’s KLOXXADO® (Naloxone HCl) Nasal Spray, an 8 mg naloxone agent.

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
Sale of RSDL®
On July 31, 2024, the Company entered into the Stock and Asset Purchase Agreement (the “RSDL® Agreement”) with SERB Pharmaceuticals, through its wholly owned subsidiary BTG International Inc. (collectively, “SERB”), pursuant to which, among other things, the Company sold its worldwide rights to RSDL®, to SERB (the “RSDL® Transaction”). See Note 4, “Divestitures” in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1, of this Form 10-Q for more information on the sale of RSDL®.
Services Segment:
The Company’s Services operating segment no longer meets the quantitative thresholds of a reportable segment and did not meet the aggregation criteria set forth in Accounting Standards Codification 280, Segment Reporting, and as such is categorized within “All other revenues” along with “Contracts and Grants”. See Note 17, “Segment information” in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1, of this Form 10-Q for more information about the Company’s reportable segments.

Other Strategic Activities
May 2024 Organizational Restructuring Plan
In May 2024, the Company initiated the May 2024 Plan. These strategic actions led to a reduction of the Company’s workforce by approximately 300 employees across all areas of the Company and the elimination of approximately 85 positions that were vacant, as well as the closure of the Company’s Baltimore-Bayview Drug Substance manufacturing facility and Rockville, Maryland Drug Product facility. Decisions regarding the elimination of positions and the closure of manufacturing facilities were subject to local law and consultation requirements in certain countries, as well as the Company’s business needs. The cumulative amount of restructuring charge related to the May 2024 Plan since inception is $19.1 million. All activities related to the May 2024 Plan were substantially completed during the third quarter of 2024. Restructuring costs are recognized as an operating expense within the Condensed Consolidated Statement of Operations and are classified based on the Company's classification policy for each category of operating expense.
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
On February 14, 2025, Bavarian Nordic announced that the FDA approved CHIKV VLP under the Priority Review, which triggered a development milestone payment receivable under the Purchase and Sale Agreement to the Company in the amount of $30.0 million.
On February 28, 2025, Bavarian Nordic announced that the European Commission approved CHIKV VLP, which triggered a development milestone payment receivable under the Purchase and Sale Agreement to the Company in the amount of $20.0 million.
August 2024 Organizational Restructuring Plan
In August 2024, the Company initiated an organizational restructuring plan (the “August 2024 Plan”) at the Company’s Lansing facility, which reduced the Company’s workforce by approximately 70 employees, as well eliminated several open positions. The Company also implemented non-labor optimization efforts, such as reducing the Company’s external and vendor spend. The cumulative amount of restructuring charges related to the August 2024 Plan since inception is $2.7 million. All activities related to the August 2024 Plan are expected to be substantially completed during the fourth quarter of 2024. Restructuring costs are recognized as an operating expense within the Condensed Consolidated Statement of Operations and are classified based on the Company's classification policy for each category of operating expense.
Exclusive commercial rights to KLOXXADO® distribution in U.S. and Canada
On January 14, 2025, the Company announced an agreement with Hikma in which the Company obtained exclusive commercial rights for product sales and marketing in the United States and Canada to Hikma’s KLOXXADO® (Naloxone HCl) Nasal Spray, an 8 mg naloxone agent.
Securities and shareholder litigation
On September 12, 2024, the Company and the lead plaintiffs in stockholder litigation against the Company entered into an agreement in principle to settle the claims against the Company and each of the Company’s current and former officers and directors. On October 4, 2024, the Court granted preliminary approval of the proposed settlement, ordered notice to the settlement class and scheduled a fairness hearing for February 27, 2025. On February 27, 2025, the court granted final approval of a settlement between the Company and lead plaintiffs. Under the settlement, the claims against the Company and its officers and directors were dismissed with prejudice and released in exchange for a payment from the Company of $40.0 million, $30.0 million of which was paid from insurance proceeds, and was funded in the fourth quarter of 2024. The Company recorded the settlement and insurance recoverable amounts as pre-tax operating expense and income, respectively, within “Selling, general and administrative” expenses on the Consolidated Statement of Operations for the year ended December 31, 2024.

Sale of Baltimore-Bayview Facility
On March 19, 2025, the Company completed the sale of its Baltimore-Bayview drug substance manufacturing facility to Syngene International (“Syngene”). At closing, Syngene paid a cash purchase price of approximately $36.5 million, which is subject to customary post-closing adjustments. Pursuant to the sale, Syngene acquired the assets and equipment associated with the Baltimore-Bayview facility. In addition, Emergent retains the rights to secure manufacturing services and capacity at the facility for future growth and pandemic response production in collaboration with Syngene. See Note 4, “Divestitures” in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1, of this Form 10-Q for further discussion.
2025 Share Repurchase Program
On March 31, 2025, the Company announced that its Board of Directors had authorized the repurchase of up to $50 million of the Company’s common stock (the “2025 Share Repurchase Program”) on or before March 27, 2026. Repurchases under the 2025 Share Repurchase Program may be made from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors, including the market price of the Company’s common shares, macroeconomic environment and other investment opportunities, consistent with the Company’s insider trading policy. The 2025 Share Repurchase Program may be suspended or discontinued at any time. As of March 31, 2025, we have not made any repurchases under this program.
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
▪costs associated with technology transfer and scale up activities throughout the development stage, including internally and through third-party contract manufacturers;
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
Changes in tax laws, rulings, policies, or related legal and regulatory interpretations occur frequently and may have significant favorable or adverse impacts on our effective tax rate. In 2021, the Organization for Economic Cooperation and Development released model rules for a 15% global minimum tax applied to cross-border profits of certain large multinational corporations, known as Pillar Two. Pillar Two has now been enacted by approximately 36 countries, including Ireland. This minimum tax is treated as a period cost beginning in 2024 and its impact is included on the Company's financial results of operations for the current period. The Company is monitoring legislative developments, as well as additional guidance from countries that have enacted legislation. We anticipate further legislative activity and administrative guidance in 2025.
Management believes that the assumptions and estimates related to the provision for income taxes are critical to the Company’s results of operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S., requires us to make estimates, judgments and assumptions that may affect the reported amounts of assets, liabilities, equity, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis we evaluate our estimates, judgments and methodologies. We base our estimates on historical experience and on various other assumptions that we believe are reasonable, the results of which form the basis for making judgments about the carrying values of assets, liabilities and equity and the amount of revenues and expenses. Actual results may differ from these estimates. There have been no significant changes to our critical accounting policies and estimates contained in “Critical Accounting Policies and Estimates” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, in Part II, Item 7, of the 2024 Form 10-K, as filed with the SEC.
New accounting standards
For a discussion of new accounting standards please see Note 2, “Summary of significant accounting policies”, in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1, of this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS
Operating Results:

	Three Months Ended March 31,
(in millions, except %)	2025	2024	$ Change	% Change
Revenues
Commercial Product sales, net:
NARCAN®	$45.3	$118.5	$(73.2)	(62)%
Total Commercial Product sales, net	45.3	118.5	(73.2)	(62)%

MCM Product sales, net:
Anthrax MCM	47.9	55.9	(8.0)	(14)%
Smallpox MCM	106.4	50.2	56.2	112%
Other Products	2.3	49.3	(47.0)	(95)%
Total MCM Product sales, net	156.6	155.4	1.2	1%

All other revenues (1)	20.3	26.5	(6.2)	(23)%

Total revenues	222.2	300.4	(78.2)	(26)%

Operating expenses:
Cost of product and services sales, net (2)	88.5	144.6	(56.1)	(39)%
Research and development	15.1	15.1	—	—%
Selling, general and administrative	52.4	84.7	(32.3)	(38)%
Amortization of intangible assets	16.3	16.2	0.1	1%
Total operating expenses	172.3	260.6	(88.3)	(34)%

Income from operations	49.9	39.8	10.1	(25)%

Other income (expense):
Interest expense	(14.7)	(24.3)	9.6	40%
Loss on assets held for sale	(12.2)	—	(12.2)	NM
Other, net	69.7	(3.4)	73.1	NM
Total other income (expense), net	42.8	(27.7)	70.5	NM

Income before income taxes	92.7	12.1	80.6	NM
Income tax provision	24.7	3.1	21.6	NM
Net income	$68.0	$9.0	$59.0	NM

(1) “All other revenues” includes Services and Contracts and grants revenue
(2) Exclusive of intangible asset amortization
NM - Not meaningful

Three Months Ended March 31, 2025 Compared with Three Months Ended March 31, 2024
Revenues and gross margin

	Three Months Ended March 31,
(dollars in millions)	2025	2024	% Change
Total revenues	$222.2	$300.4	(26)%
Contracts and grants	13.1	8.0	64%
Product and services sales, net	$209.1	$292.4	(28)%

Cost of product and services sales, net	$88.5	$144.6	(39)%
Intangible asset amortization	16.3	16.2	1%

Gross margin (1)	$104.3	$131.6	(21)%
Gross margin % (1)	50%	45%

(1) Gross margin is calculated as product and services sales, net less cost of product and services sales, net and intangible asset amortization. Gross margin percentage is calculated as gross margin divided by products and services sales, net.

Total revenues decreased $78.2 million, or 26%, to $222.2 million for the three months ended March 31, 2025. The decrease was due to decreases in Commercial Products revenue of $73.2 million and Services revenue of $11.3 million, partially offset by increases in Contracts and grants revenue of $5.1 million and MCM Products revenue of $1.2 million.
Gross margin decreased $27.3 million to $104.3 million for the three months ended March 31, 2025. Gross margin percentage increased 5 percentage points to 50% for the three months ended March 31, 2025. The decrease in gross margin was due to a decrease in Commercial Products gross margin of $45.7 million, partially offset by increases in MCM Products gross margin of $13.2 million and Services gross margin of $5.2 million. Gross margin and gross margin percentage exclude Contracts and grants revenues because the related costs are R&D expenses.
See "Segment Results" for an expanded discussion of revenues and gross margin.
Unallocated corporate operating expenses
R&D Expenses
R&D expenses were consistent at $15.1 million for the three months ended March 31, 2025.
SG&A Expenses
SG&A expenses decreased $32.3 million, or 38%, to $52.4 million for the three months ended March 31, 2025. The decrease was primarily due to decreases in compensation and other employee costs as a result of the restructuring initiatives that began during the first quarter of 2023, a reduction in marketing costs, lower professional services fees related to general corporate initiatives in the prior year, including organizational transformation consulting fees and lower legal service fees. SG&A expenses as a percentage of total revenues decreased 5 percentage points to 24% for the three months ended March 31, 2025.
Interest expense
Interest expense decreased $9.6 million, or 40%, to $14.7 million for the three months ended March 31, 2025. The decrease was primarily due to lower interest costs related to our syndicated borrowings and lower amortization of debt service costs, partially offset by higher interest expense related to our Term Loan Agreement.
Loss on assets held for sale
Loss on assets held for sale was $12.2 million for the three months ended March 31, 2025. The loss on assets held for sale is related to warehouse space in Maryland.

Other, net
Other, net went from $3.4 million in expense to $69.7 million in income for the three months ended March 31, 2025. The change of $73.1 million is primarily attributable to the $50.0 million of income associated with development milestone achievements related to CHIK VLP coupled with a gain on remeasurement of the Warrant liability of $9.5 million, a gain on the sale of the Company’s Baltimore-Bayview Facility to Syngene of $7.9 million and a one time write off of an equity method investment in the prior period.
Income tax provision
Income tax provision increased $21.6 million to $24.7 million for the three months ended March 31, 2025. The increase was primarily due to a change in jurisdictional mix of income and losses, reflecting a higher U.S. profitability in the first quarter of 2025 relative to the remaining forecasted quarters.
REPORTABLE SEGMENT RESULTS
COMMERCIAL PRODUCT SEGMENT

	Three Months Ended March 31,
(dollars in millions)	2025	2024	% Change
Revenues	$45.3	$118.5	(62%)
Cost of sales	24.5	52.1	(53%)
Intangible asset amortization	9.5	9.4	1%
Gross margin (1)	$11.3	$57.0	(80%)
Gross margin % (1)	25%	48%

Add back:
Intangible asset amortization	$9.5	$9.4	1%

Segment adjusted gross margin (2)	$20.8	$66.4	(69%)
Segment adjusted gross margin % (2)	46%	56%

(1) Gross margin is calculated as revenues less cost of sales and intangible asset amortization. Gross margin percentage is calculated as gross margin divided by revenues.
(2) Segment adjusted gross margin, which is a non-GAAP financial measure, for our Commercial Product segment is calculated as gross margin plus intangible asset amortization. Segment adjusted gross margin percentage, which is a non-GAAP financial measure, is calculated as segment adjusted gross margin divided by revenues. The Company’s management utilizes segment adjusted gross margin and segment adjusted gross margin percentage for purposes of evaluating our ongoing operations and for internal planning and forecasting purposes. We believe that these non-GAAP operating measures, when reviewed collectively with our GAAP financial information, provide useful supplemental information to investors in assessing our operating performance.

Three Months Ended March 31, 2025 Compared with Three Months Ended March 31, 2024
NARCAN®
NARCAN® sales decreased $73.2 million, or 62%, to $45.3 million for the three months ended March 31, 2025. The decrease was primarily driven by lower sales of OTC NARCAN® and lower Canadian retail sales of branded NARCAN®, primarily driven by an unfavorable price and volume mix.
Cost of Product Sales and Gross Margin
Cost of Commercial Product sales decreased $27.6 million, or 53%, to $24.5 million for the three months ended March 31, 2025. The decrease was primarily due to lower sales of OTC NARCAN® and lower Canadian retail sales of branded NARCAN®.

Intangible asset amortization allocated to Commercial Products was consistent at $9.5 million for the three months ended March 31, 2025.
Commercial Products gross margin decreased $45.7 million, or 80%, to $11.3 million for the three months ended March 31, 2025. Commercial Products gross margin percentage decreased 23 percentage points to 25% for the three months ended March 31, 2025. The decrease was largely due to lower sales of OTC NARCAN® and lower branded NARCAN® sales. Commercial Products segment adjusted gross margin excludes the impact of intangible asset amortization of $9.5 million.
MCM PRODUCTS SEGMENT

	Three Months Ended March 31,
(dollars in millions)	2025	2024	% Change
Revenues	$156.6	$155.4	1%
Cost of sales	50.2	62.2	(19%)
Intangible asset amortization	6.8	6.8	—%
Gross margin (1)	$99.6	$86.4	15%
Gross margin % (1)	64%	56%

Add back:
Intangible asset amortization	$6.8	$6.8	—%
Changes in fair value of contingent consideration	—	0.5	(100%)
Restructuring costs	(0.8)	(0.1)	NM
Inventory step-up provision	1.8	—	NM

Segment adjusted gross margin (2)	$107.4	$93.6	15%
Segment adjusted gross margin % (2)	69%	60%

(1) Gross margin is calculated as revenues less cost of sales and intangible asset amortization. Gross margin percentage is calculated as gross margin divided by revenues.
(2) Segment adjusted gross margin, which is a non-GAAP financial measure, for our MCM Products segment is calculated as gross margin plus intangible asset amortization, restructuring costs and non-cash items related to changes in fair value of contingent consideration. Segment adjusted gross margin percentage, which is a non-GAAP financial measure, is calculated as segment adjusted gross margin divided by revenues. The Company’s management utilizes segment adjusted gross margin and segment adjusted gross margin percentage for purposes of evaluating our ongoing operations and for internal planning and forecasting purposes. We believe that these non-GAAP operating measures, when reviewed collectively with our GAAP financial information, provide useful supplemental information to investors in assessing our operating performance.

NM - Not meaningful
Anthrax MCM
Anthrax MCM sales decreased $8.0 million, or 14%, to $47.9 million for the three months ended March 31, 2025. The decrease reflects the impact of the timing of sales related to CYFENDUS®, partially offset by the timing of sales related to Anthrasil®. Anthrax vaccine product sales are primarily made under annual purchase options exercised by the USG. Fluctuations in revenues result from the timing of the exercise of annual purchase options, the timing of USG purchases, the availability of governmental funding and Company delivery of orders that follow.
Smallpox MCM
Smallpox MCM sales increased $56.2 million, or 112%, to $106.4 million for the three months ended March 31, 2025. The increase was primarily due to higher ACAM2000® and TEMBEXA® sales due to timing, partially offset by lower VIGIV CNJ-016®, due to timing. Fluctuations in revenues from Smallpox MCM result from the timing of the exercise of annual purchase options in the existing procurement contracts, the timing of USG purchases, the availability of governmental funding and Company delivery of orders that follow.
Other Products

Other Products sales decreased $47.0 million, or 95%, to $2.3 million for the three months ended March 31, 2025. The decrease was primarily due to lower BAT® sales due to timing and no RSDL® product sales due to the sale of RSDL® to SERB.
Cost of MCM Product Sales and Gross Margin
Cost of MCM product sales decreased $12.0 million, or 19%, to $50.2 million for the three months ended March 31, 2025. The decrease was primarily due to lower sales of BAT® and CYFENDUS®, due to timing, coupled with no RSDL® product sales due to the sale of RSDL® to SERB, partially offset by an increase in Anthrasil® and ACAM2000® sales, due to timing.
Intangible asset amortization allocated to MCM Products was consistent at $6.8 million for the three months ended March 31, 2025.
MCM Product gross margin increased $13.2 million, or 15%, to $99.6 million for the three months ended March 31, 2025. MCM Product gross margin percentage increased 8 percentage points to 64% for the three months ended March 31, 2025. The increase in gross margin percentage was primarily due to a favorable sales mix which was weighted more heavily towards higher margin products and a decrease in shutdown costs compared to the prior quarter. MCM Product segment adjusted gross margin excludes the impacts of intangible asset amortization of $6.8 million, the inventory step-up provision of $1.8 million and restructuring costs of $(0.8) million.
ALL OTHER REVENUE
Three Months Ended March 31, 2025 Compared with Three Months Ended March 31, 2024
Services Revenues
Services revenues decreased $11.3 million, or 61%, to $7.2 million for the three months ended March 31, 2025. The decrease was driven by revenue from the Company’s Camden facility in the prior period, which was sold to Bora in the third quarter of 2024, partially offset by an increase in production at the Company's Winnipeg facility.
Contracts and Grants
Contracts and grants revenue increased $5.1 million, or 64%, to $13.1 million for the three months ended March 31, 2025. The increase was due to development work in connection with EbangaTM.
Three Months Ended March 31, 2024 Compared with Three Months Ended March 31, 2023
Revenues and gross margin

	Three Months Ended March 31,
(dollars in millions)	2024	2023	% Change
Total revenues	$300.4	$164.3	83%
Contracts and grants	8.0	6.5	23%
Product and services sales, net	$292.4	$157.8	85%

Cost of product and services sales, net	$144.6	$152.9	(5)%
Intangible asset amortization	16.2	17.0	(5)%

Gross margin (1)	$131.6	$(12.1)	NM
Gross margin % (1)	45%	(8)%

(1) Gross margin is calculated as product and services sales, net less cost of product and services sales, net and intangible asset amortization. Gross margin percentage is calculated as gross margin divided by revenues.

NM - Not meaningful
Total revenues increased $136.1 million, or 83%, to $300.4 million for the three months ended March 31, 2024. The increase was due to increases in MCM Products revenue of $118.2 million, Commercial Products revenue of $12.3 million, Services revenue of $4.1 million and Contracts and grants revenue of $1.5 million.
Gross margin increased $143.7 million to $131.6 million for the three months ended March 31, 2024. Gross margin percentage increased 53 percentage points to 45% for the three months ended March 31, 2024. The increase in gross margin was due to increases in MCM Products gross margin of $111.3 million, Services gross margin of $25.5 million and Commercial Products gross margin of

$6.9 million. Gross margin and gross margin percentage exclude Contracts and grants revenues because the related costs are R&D expenses.
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
SG&A Expenses
SG&A expenses decreased $16.6 million, or 16%, to $84.7 million for the three months ended March 31, 2024. The decrease was primarily due to decreases in compensation and other employee costs as a result of the restructuring initiatives that began during the first quarter of 2023 and a reduction in professional services fees related to general corporate initiatives in the prior year, including organizational transformation consulting fees. These decreases were partially offset by an increase in marketing expenses related to the launch of OTC NARCAN® and higher legal services fees. SG&A expenses as a percentage of total revenues decreased 33 percentage points to 28% for the three months ended March 31, 2024.
Interest expense
Interest expense increased $6.4 million, or 36%, to $24.3 million for the three months ended March 31, 2024. The increase was primarily due to an increase in amortization of debt service costs related to fees incurred in connection with the amendments associated with the Prior Credit Agreement and the Forbearance Agreement and Amendment dated February 29, 2024, partially offset by lower interest costs on the Company’s syndicated borrowings as a result of principal payments during 2023.
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

REPORTABLE SEGMENT RESULTS
COMMERCIAL PRODUCT SEGMENT

	Three Months Ended March 31,
(dollars in millions)	2024	2023	% Change
Revenues	$118.5	$106.2	12%
Cost of sales	52.1	45.8	14%
Intangible asset amortization	9.4	10.3	(9%)
Gross margin (1)	$57.0	$50.1	14%
Gross margin % (1)	48%	47%

Add back:
Intangible asset amortization	$9.4	$10.3	(9%)

Segment adjusted gross margin (2)	$66.4	$60.4	10%
Segment adjusted gross margin % (2)	56%	57%

(1) Gross margin is calculated as revenues less cost of sales and intangible asset amortization. Gross margin percentage is calculated as gross margin divided by revenues.
(2) Segment adjusted gross margin, which is a non-GAAP financial measure, for our Commercial Product segment is calculated as gross margin plus intangible asset amortization. Segment adjusted gross margin percentage, which is a non-GAAP financial measure, is calculated as segment adjusted gross margin divided by revenues. The Company’s management utilizes segment adjusted gross margin and segment adjusted gross margin percentage for purposes of evaluating our ongoing operations and for internal planning and forecasting purposes. We believe that these non-GAAP operating measures, when reviewed collectively with our GAAP financial information, provide useful supplemental information to investors in assessing our operating performance.

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
Cost of Product Sales and Gross Margin
Cost of Commercial Product sales increased $6.3 million, or 14%, to $52.1 million for the three months ended March 31, 2024. The increase was primarily due to higher sales of OTC NARCAN®, which was launched during the third quarter of 2023, partially offset by lower Canadian retail sales of branded NARCAN®.
Intangible asset amortization allocated to Commercial Products decreased $0.9 million, or 9%, to $9.4 million for the three months ended March 31, 2024. The decrease was due to lower amortization expense resulting from the intangibles sold as part of our travel health business to Bavarian Nordic during the second quarter of 2023.
Commercial Products gross margin increased $6.9 million, or 14%, to $57.0 million for the three months ended March 31, 2024. Commercial Products gross margin percentage increased 1 percentage point to 48% for the three months ended March 31, 2024. The increase was largely due to the higher sales of OTC NARCAN® and lower branded NARCAN® sales. Commercial Products segment adjusted gross margin excludes the impact of intangible asset amortization of $9.4 million.
MCM PRODUCTS SEGMENT

	Three Months Ended March 31,
(dollars in millions)	2024	2023	% Change
Revenues	$155.4	$37.2	NM
Cost of sales	62.2	55.4	12%
Intangible asset amortization	6.8	6.7	1%
Gross margin (1)	$86.4	$(24.9)	NM
Gross margin % (1)	56%	(67)%

Add back:
Intangible asset amortization	$6.8	$6.7	1%
Changes in fair value of contingent consideration	0.5	0.3	67%
Restructuring costs	(0.1)	2.0	(105%)

Segment adjusted gross margin (2)	$93.6	$(15.9)	NM
Segment adjusted gross margin % (2)	60%	(43)%

(1) Gross margin is calculated as revenues less cost of sales and intangible asset amortization. Gross margin percentage is calculated as gross margin divided by revenues.
(2) Segment adjusted gross margin, which is a non-GAAP financial measure, for our MCM Products segment is calculated as gross margin plus intangible asset amortization, restructuring costs and non-cash items related to changes in fair value of contingent consideration. Segment adjusted gross margin percentage, which is a non-GAAP financial measure, is calculated as segment adjusted gross margin divided by revenues. The Company’s management utilizes segment adjusted gross margin and segment adjusted gross margin percentage for purposes of evaluating our ongoing operations and for internal planning and forecasting purposes. We believe that these non-GAAP operating measures, when reviewed collectively with our GAAP financial information, provide useful supplemental information to investors in assessing our operating performance.

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
Smallpox MCM
Smallpox MCM sales increased $43.0 million to $50.2 million for the three months ended March 31, 2024. The increase was primarily due to higher VIGIV CNJ-016® and ACAM2000® sales due to timing. Fluctuations in revenues from Smallpox MCM result from the timing of the exercise of annual purchase options in the existing procurement contracts, the timing of USG purchases, the availability of governmental funding and Company delivery of orders that follow.
Other Products
Other Products sales increased $41.2 million to $49.3 million for the three months ended March 31, 2024. The increase was primarily due to higher BAT® and RSDL® product sales due to timing.
Cost of MCM Product Sales and Gross Margin
Cost of MCM product sales increased $6.8 million, or 12%, to $62.2 million for the three months ended March 31, 2024. The increase was primarily due to higher sales of BAT®, VIGIV, BioThrax® and CYFENDUS®, partially offset by a decrease in shutdown costs.
Intangible asset amortization allocated to MCM Products increased $0.1 million, or 1%, to $6.8 million for the three months ended March 31, 2024. The increase was due to an increase in amortization expense for intangible assets related to EbangaTM, which were acquired during the second half of 2023.

MCM Product gross margin increased $111.3 million to $86.4 million for the three months ended March 31, 2024. MCM Product gross margin percentage increased 123 percentage points to 56% for the three months ended March 31, 2024. The increase in gross margin percentage was primarily due to a favorable sales mix which was weighted more heavily towards higher margin products and a decrease in shutdown costs compared to the prior quarter. MCM Product segment adjusted gross margin excludes the impacts of intangible asset amortization of $6.8 million, non-cash items related to changes in the fair value of contingent consideration of $0.5 million and restructuring costs of $(0.1) million.
ALL OTHER REVENUES
Three Months Ended March 31, 2024 Compared with Three Months Ended March 31, 2023
Services
Services revenues increased $4.1 million, or 28%, to $18.5 million for the three months ended March 31, 2024. The increase was driven by an increase in production at the Company's Camden facility, partially offset by decreases in production at the Company’s Canton and Winnipeg facilities.
Contracts and Grants
Contracts and grants revenue increased $1.5 million, or 23%, to $8.0 million for the three months ended March 31, 2024. The increase was due to development work in connection with EbangaTM, partially offset by the close out of other development initiatives.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Our financial condition is summarized as follows:

	March 31,	December 31,
(dollars in millions)	2025	2024	Change %
Financial assets:
Cash and cash equivalents	$149.1	$99.5	50%
Restricted cash	3.7	6.1	(39)%
Total cash, cash equivalents and restricted cash	$152.8	$105.6	45%

Borrowings:
Debt	665.7	663.7	—%
Total borrowings	$665.7	$663.7	—%

Working capital:
Current assets	$706.8	$598.7	18%
Current liabilities	111.9	162.4	(31)%
Total working capital	$594.9	$436.3	36%
Principal Sources of Capital Resources
We have historically financed our operating and capital expenditures through existing cash and cash equivalents, cash from operations, development contracts and grant funding and borrowings under various credit agreements, including our Term Loan Agreement and other lines of credit we have established from time to time. We also occasionally obtain financing from the sale of our common stock upon exercise of stock options. As of March 31, 2025, we had unrestricted cash and cash equivalents of $149.1 million and available borrowing capacity of up to $100.0 million under the Revolving Credit Agreement. As of March 31, 2025, the Company believes that its sources of liquidity, including debt and cash flows from operating activities, are adequate to fund its operations for at least the next twelve months from the issuance of these consolidated financial statements.
2025 Share Repurchase Program

On March 31, 2025, the Company announced that its Board of Directors had authorized the 2025 Share Repurchase Program to repurchase up to $50 million of the Company’s common stock on or before March 27, 2026. Repurchases under the 2025 Share Repurchase Program may be made from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors, including the market price of the Company’s common shares, macroeconomic environment and other investment opportunities, consistent with the Company’s insider trading policy. The 2025 Share Repurchase Program may be suspended or discontinued at any time. As of March 31, 2025, the Company has not made any repurchases under this program.
Cash Flows
The following table provides information regarding our cash flows for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(in millions)	2025	2024
Net cash provided by (used in):
Operating activities	$(11.2)	$(62.6)
Investing activities	59.5	(10.8)
Financing activities	(0.4)	40.7
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(0.7)	—
Net change in cash, cash equivalents and restricted cash	$47.2	$(32.7)
Operating Activities:
Net cash used in operating activities for the three months ended March 31, 2025 decreased $51.4 million as compared with the three months ended March 31, 2024. The decrease in net cash used in operating activities was primarily due to higher net income excluding non-cash items of $72.6 million, partially offset by negative working capital changes of $21.2 million, driven primarily by a decrease in income taxes payable, lower cash collections on accounts receivable and a decrease in accrued expenses and other liabilities, which were partially offset by an increase in prepaid and other assets.
Investing Activities:
Net cash provided by investing activities for the three months ended March 31, 2025 increased $70.3 million as compared with the three months ended March 31, 2024. The increase in net cash provided by investing activities was attributable to $38.1 million in proceeds from the sale of property, plant and equipment, including proceeds from the sale of our Baltimore-Bayview facility to Syngene, net of transaction costs, $30.0 million in of aggregate milestone payments received in 2025 related to the sale of our travel health business to Bavarian Nordic and a reduction in purchases of property, plant and equipment.
Financing Activities:
Net cash used in financing activities for the three months ended March 31, 2025 increased $41.1 million as compared with the three months ended March 31, 2024. The increase in net cash used in financing activities was primarily due to a reduction in net cash provided by our syndicated borrowings as compared with the prior period.
Debt
As of March 31, 2025, the Company has $700.0 million of fixed and variable rate debt with varying maturities. See Note 10, “Debt” in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1, of this Form 10-Q for further discussion.
Uncertainties and Trends Affecting Funding Requirements
We expect to continue to fund our short-term and long-term anticipated operating expenses, capital expenditures, debt service requirements, any potential debt repurchases and any future repurchase of our common stock from the following sources:
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
•the level, timing and cost of product and services sales;
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
If we raise funds by issuing equity securities, our stockholders may experience dilution. Public or bank debt financing, if available, may involve agreements that include covenants, like those contained in our Senior Unsecured Notes, our Term Loan Agreement and our Revolving Credit Agreement, which could limit or restrict our ability to take specific actions, such as incurring additional debt, making capital expenditures, pursuing acquisition opportunities, buying back shares or declaring dividends. If we raise funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish valuable rights to our technologies or product candidates or grant licenses on terms that may not be favorable to us.
Economic conditions, including market volatility and adverse impacts on financial markets, may make it more difficult to obtain financing on attractive terms, or at all. Any new debt funding, if available, may be on terms less favorable to us than our Senior Unsecured Notes, our Term Loan Agreement or our Revolving Credit Agreement. If financing is unavailable or lost, our business, operating results, financial condition and cash flows would be adversely affected, and we could be forced to delay, reduce the scope of or eliminate many of our planned activities.
Unused Credit Capacity
Available room under the Revolving Loans as of March 31, 2025 and December 31, 2024 was:

(in millions)	March 31, 2025	December 31, 2024
Total Capacity	$100.0	$100.0
Unused Capacity	$100.0	$100.0

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For a discussion of additional risks arising from our operations, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, under the heading “Item 1A. Risk Factors” in addition to updates contained in “Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q.
Market risk
We have interest rate and foreign currency market risk. Because of the short-term maturities of our cash and cash equivalents, we believe that an increase in market rates would likely not have a significant impact on the realized value of our investments.
Interest rate risk
We have debt with a mix of fixed and variable rates of interest and we are satisfied with the current fix-float mix of the Company's debt portfolio. Floating rate debt carries interest based generally on the eurocurrency rate, as defined in the Prior Credit Agreement, as amended from time to time, plus an applicable margin. Increases in interest rates could result in an increase in interest payments for our floating rate debt. See Note 10, "Debt" in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1, of this Form 10-Q.
From time to time, we may use derivative instruments to manage our interest rate risk and market risk exposure.
We have assessed our exposure to changes in interest rates by analyzing the sensitivity to our operating results assuming various changes in market interest rates. A hypothetical increase of one percentage point in the eurocurrency rate as of March 31, 2025 would increase our interest expense by approximately $2.5 million annually.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2025, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in internal control over financial reporting
There have been no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act that occurred during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Note 16, “Litigation” in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1, of this Form 10-Q.

ITEM 1A. RISK FACTORS
The Company’s Annual Report on Form 10-K for the year ended December 31, 2024 contains disclosure regarding the risks and uncertainties related to the Company’s business under the heading Item 1A. Risk Factors. There have been no material changes to the Company’s risk factors as presented in the Company’s 2024 Form 10-K, except as described below:
Divestitures and sales of assets could negatively impact our business, and retained liabilities from businesses or assets that we have sold could adversely affect our financial results.
In connection with the execution of our multi-year strategic plan to stabilize, turnaround and transform the Company, we have completed several divestitures and sales of assets. These divestitures and asset sales pose risks and challenges that could negatively impact our business, including retained liabilities related to divested businesses and sold assets, obligations to indemnify buyers against contingent liabilities and potential disputes with buyers.
If post-completion liabilities and obligations related to divestitures and asset sales are substantial and exceed our expectations, our financial position, results of operations and cash flows could be negatively impacted. Any divestiture or asset sale may result in a dilutive impact to our future earnings if we are unable to offset the dilutive impact from the loss of revenue and profits associated with the divestiture or sold asset, as well as significant write-offs, including those related to goodwill and other intangible assets, which could have a material adverse effect on our results of operations and financial condition.
We may not realize the expected benefits of the sale of our travel health business to Bavarian Nordic, the sale of RSDL® to SERB, the sale of our drug product facility in Baltimore-Camden to Bora, and the sale of our Baltimore-Bayview drug substance manufacturing facility to Syngene.
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
On July 31, 2024, we entered into the Stock and Asset Purchase Agreement with SERB Pharmaceuticals, through its wholly owned subsidiary BTG International Inc. (collectively, “SERB”), pursuant to which, among other things, we sold our worldwide rights to RSDL®, to SERB (the “RSDL® Transaction”) for a cash purchase price of $75.0 million, exclusive of customary closing adjustments related to inventory. In addition, SERB will pay us a $5.0 million payment upon achievement of a milestone relating to sourcing of a certain component of RSDL® decontamination lotion. The Transaction also included the sale to SERB of all the outstanding capital stock of Emergent Protective Products USA Inc. (“EPPU”), a wholly owned subsidiary of the Company, which leases a manufacturing facility in Hattiesburg, Mississippi, as well as certain assets related to RSDL®, including intellectual property rights, contract rights, inventory and marketing authorizations. In addition, the employees of EPPU joined SERB in connection with the RSDL® Transaction.
On March 19, 2025, we sold our Baltimore-Bayview Drug Substance manufacturing facility to Syngene International (“Syngene”) for a cash purchase price of approximately $36.5 million. Pursuant to the sale, Syngene acquired the assets and equipment associated with the Baltimore-Bayview facility. We retained rights to secure manufacturing services and capacity at the facility for future growth and pandemic response production in collaboration with Syngene.
There can be no assurance that we will be able to realize in full the expected benefits of these transactions, including as to whether any milestone payments will be received. If we are unable to or do not realize the expected strategic, economic, or other benefits of these transactions, it could adversely affect our business and financial position.

We cannot guarantee that our 2025 Share Repurchase Program will be utilized in full, or at all, or that our 2025 Share Repurchase Program will enhance long-term stockholder value.
Our Board of Directors authorized the 2025 Share Repurchase Program for up to $50 million of the Company’s common stock through March 27, 2026. Any share repurchases will depend upon, among other factors, market conditions, the market price of the Company’s common shares, macroeconomic environment and other investment opportunities. The existence of the 2025 Share Repurchase Program could cause our stock price, in certain cases, to be higher or lower than it otherwise would be and could potentially reduce the market liquidity or have other unintended consequences for our stock. We can provide no assurance that we will repurchase shares of our common stock at favorable prices, if at all. Although the 2025 Share Repurchase Program is intended to enhance long-term stockholder value, we can provide no assurance it will do so. The 2025 Share Repurchase Program does not obligate the Company to acquire any particular amount of common stock and it may be suspended or discontinued, or the amount to be spent by the Company to repurchase shares could be reduced, at any time at the Company’s discretion. Any decision to reduce or discontinue repurchasing shares of our common stock pursuant to our 2025 Share Repurchase Program could cause the market price for our common stock to decline and may negatively impact our reputation and investor confidence in us.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Recent sales of unregistered securities
Not applicable
Use of proceeds
Not applicable.
Purchases of equity securities
2025 Share Repurchase Program
On March 31, 2025, the Company announced that its Board of Directors authorized the repurchase of up to $50.0 million of the Company’s common stock (the “2025 Share Repurchase Program”) on or before March 27, 2026. Repurchases under the 2025 Share Repurchase Program may be made from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors, including the market price of the company’s common shares, macroeconomic environment and other investment opportunities, consistent with the Company’s insider trading policy. The 2025 Share Repurchase Program may be suspended or discontinued at any time. As of March 31, 2025, the Company has not made any repurchases under this program.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
During the three months ended March 31, 2025, none of the Company's directors or Section 16 reporting officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).
ITEM 6. EXHIBITS
The exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index immediately preceding the exhibits hereto.

Exhibit Index

Exhibit Number	Description
10.1†	Modification No. 18, effective December 12, 2024, to the BARDA AV909 Contract (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 8, 2025).
10.2	Modification No. 3, effective December 13, 2024, to the BioThrax IDIQ Contract (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed January 8, 2025).
31.1 #	Certification of the Chief Executive Officer, pursuant to Exchange Act Rule 13a-14(a).
31.2 #	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).
32.1 #	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 #	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 #
The following financial information related to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statement of Changes in Stockholders' Equity; and (vi) the related Notes to the Condensed Consolidated Financial Statements.

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

EMERGENT BIOSOLUTIONS INC.

By: /s/JOSEPH C. PAPA Joseph C. Papa President. Chief Executive Officer and Director (Principal Executive Officer)

Date: May 7, 2025

By: /s/RICHARD S. LINDAHL Richard S. Lindahl Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Date: May 7, 2025