Form 10-Q
period 2025-06-30
Emergent BioSolutions Inc.
filed 2025-08-07
CIK 1367644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 30, 2025, the registrant had 53,351,099 shares of common stock outstanding.

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
•our ability to satisfy the conditions of our litigation settlement agreements, and the potential impact of such agreements, including the funds to resolve related litigation, on our business;
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
•the impact of our share and debt repurchase programs;
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
The foregoing sets forth many, but not all, of the factors that could cause actual results to differ from our expectations in any forward-looking statement. When evaluating our forward-looking statements, you should consider this cautionary statement along with the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures About Market Risk” in this Quarterly Report on Form 10-Q, as well as the risks identified in our other reports filed with the SEC. New factors may emerge from time to time, and it is not possible for management to predict all such factors, nor can it assess the impact of any such factor on the business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement.
NOTE REGARDING COMPANY REFERENCES
References in this report to “Emergent,” the “Company,” “we,” “us,” and “our” refer to Emergent BioSolutions Inc. and its consolidated subsidiaries.
NOTE REGARDING TRADE NAMES
Emergent®, BioThrax®, BaciThrax®, BAT®, Trobigard®, Anthrasil®, CNJ-016®, ACAM2000®, NARCAN®, CYFENDUS®, TEMBEXA® and any and all Emergent BioSolutions Inc. brands, products, services and feature names, logos and slogans are trademarks or registered trademarks of Emergent BioSolutions Inc. or its subsidiaries in the United States or other countries. All other brands, products, services and feature names or trademarks are the property of their respective owners, including KLOXXADO®, which is a registered trademark of Hikma Pharmaceuticals USA Inc.

ITEM 1. FINANCIAL STATEMENTS
Emergent BioSolutions Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions, except per share amounts)

	June 30, 2025	December 31, 2024
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$267.3	$99.5
Restricted cash	3.7	6.1
Accounts receivable, net	79.8	154.5
Inventories, net	338.6	311.7
Prepaid expenses and other current assets	24.0	26.9
Assets held for sale	6.1	—
Total current assets	719.5	598.7

Property, plant and equipment, net	216.1	270.6
Intangible assets, net	469.0	501.5
Other assets	12.5	18.9
Total assets	$1,417.1	$1,389.7

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$63.7	$60.9
Accrued expenses	13.6	17.7
Accrued compensation	31.5	56.1
Other current liabilities	13.6	27.7
Liabilities held for sale	4.7	—
Total current liabilities	127.1	162.4

Debt	667.8	663.7
Deferred tax liability	46.5	41.7
Other liabilities	39.5	39.1
Total liabilities	880.9	906.9

Stockholders' equity:
Preferred stock, $0.001 par value per share; 15.0 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value per share; 200.0 shares authorized, 60.4 and 59.9 shares issued; 53.7 and 54.3 shares outstanding, respectively	0.1	0.1
Treasury stock, at cost, 6.7 and 5.6 common shares, respectively	(234.6)	(227.7)
Additional paid-in capital	935.2	928.0
Accumulated other comprehensive loss, net	(8.1)	(5.2)
Accumulated deficit	(156.4)	(212.4)
Total stockholders’ equity	536.2	482.8
Total liabilities and stockholders’ equity	$1,417.1	$1,389.7
See accompanying notes to condensed consolidated financial statements.

Emergent BioSolutions Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(unaudited, in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Product and services sales, net	$130.3	$248.1	$339.4	$540.5
Contracts and grants	10.6	6.6	23.7	14.6
Total revenues	140.9	254.7	363.1	555.1

Operating expenses:
Cost of product and services sales, net (1)	66.9	296.1	155.4	440.7
Research and development	12.5	32.7	27.6	47.8
Selling, general and administrative	43.7	85.9	96.1	170.6
Amortization of intangible assets	16.2	16.3	32.5	32.5
Impairment of long-lived assets	—	27.2	—	27.2
Total operating expenses	139.3	458.2	311.6	718.8

Income (loss) from operations	1.6	(203.5)	51.5	(163.7)

Other income (expense):
Interest expense	(14.7)	(23.6)	(29.4)	(47.9)
Loss on assets held for sale	—	(40.0)	(12.2)	(40.0)
Other, net	(3.7)	(2.7)	66.0	(6.1)
Total other income (expense), net	(18.4)	(66.3)	24.4	(94.0)

Income (loss) before income taxes	(16.8)	(269.8)	75.9	(257.7)
Income tax provision (benefit)	(4.8)	13.3	19.9	16.4
Net income (loss)	$(12.0)	$(283.1)	$56.0	$(274.1)

Earnings (loss) per common share
Basic	$(0.22)	$(5.38)	$1.03	$(5.23)
Diluted	$(0.22)	$(5.38)	$0.99	$(5.23)

Weighted average shares outstanding
Basic	54.2	52.6	54.3	52.4
Diluted	54.2	52.6	56.7	52.4

(1) Exclusive of intangible asset amortization
See accompanying notes to condensed consolidated financial statements.

Emergent BioSolutions Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited, in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss)	$(12.0)	$(283.1)	$56.0	$(274.1)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net	(2.0)	—	(2.9)	0.2
Total other comprehensive income (loss), net of tax	(2.0)	—	(2.9)	0.2
Comprehensive income (loss), net of tax	$(14.0)	$(283.1)	$53.1	$(273.9)
See accompanying notes to condensed consolidated financial statements.

Emergent BioSolutions Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(unaudited, in millions)

	Six Months Ended June 30,
	2025	2024
Operating Activities
Net income (loss)	$56.0	$(274.1)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Share-based compensation expense	6.1	11.4
Depreciation and amortization	48.9	56.4
Change in fair value of contingent obligations, net	—	0.6
Amortization of deferred financing costs	4.7	11.9
Deferred income taxes	4.7	(12.4)
Noncash loss on assets held for sale	12.2	40.0
Change in fair value of warrant liability	(6.6)	—
Impairment of long-lived assets	—	27.2
Loss on disposal of assets	1.3	15.9
Other	(9.1)	(0.4)
Changes in operating assets and liabilities:
Accounts receivable	45.2	(29.6)
Inventories	(26.9)	(17.5)
Prepaid expenses and other assets	29.2	160.0
Accounts payable	(15.8)	0.2
Accrued expenses and other liabilities	(28.3)	3.8
Long-term incentive plan accrual	1.6	1.9
Accrued compensation	(26.3)	(7.0)
Income taxes receivable and payable, net	(1.6)	16.1
Contract liabilities	(0.1)	(19.5)
Net cash provided by (used in) operating activities	95.2	(15.1)
Investing Activities
Purchases of property, plant and equipment	(6.5)	(15.4)
Proceeds from sale of property, plant and equipment	38.2	—
Milestone payments from prior asset divestiture	50.0	—
Purchase of convertible note receivable	(5.0)	—
Net cash provided by (used in) investing activities	76.7	(15.4)
Financing Activities
Proceeds from revolving credit facility	—	65.0
Principal payments on revolving credit facility	—	(61.5)
Principal payments on term loan facility	—	(7.9)
Purchases of treasury stock	(6.9)	—
Proceeds from share-based compensation activity	0.8	0.7
Taxes paid for share-based compensation activity	(0.7)	(0.6)
Debt issuance costs	—	(5.9)
Net cash used in financing activities:	(6.8)	(10.2)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	0.3	—
Net change in cash, cash equivalents and restricted cash	165.4	(40.7)
Cash, cash equivalents and restricted cash, beginning of period	105.6	111.7
Cash, cash equivalents and restricted cash, end of period	$271.0	$71.0
Supplemental cash flow disclosures:
Cash paid for interest	$24.8	$36.0
Cash paid for income taxes, net of refunds	$16.6	$25.9
Non-cash investing and financing activities:
Purchases of property, plant and equipment unpaid at period end	$2.2	$2.9
Gain on extinguishment of debt	$—	$0.3
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$267.3	$69.7
Restricted cash	3.7	1.3
Total	$271.0	$71.0
See accompanying notes to condensed consolidated financial statements.

Emergent BioSolutions Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders' Equity
(unaudited, in millions)

	$0.001 Par Value Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2024	59.9	$0.1	(5.6)	$(227.7)	$928.0	$(5.2)	$(212.4)	$482.8
Net income	—	$—	—	$—	$—	$—	$68.0	$68.0
Share-based compensation activity	0.2	—	—	—	2.8	—	—	2.8
Other comprehensive loss, net of tax	—	—	—	—	—	(0.9)	—	(0.9)
Balance at March 31, 2025	60.1	$0.1	(5.6)	$(227.7)	$930.8	$(6.1)	$(144.4)	$552.7
Net loss	—	$—	—	$—	$—	$—	$(12.0)	$(12.0)
Share-based compensation activity	0.3	—	—	—	4.4	—	—	4.4
Repurchases of common stock	—	—	(1.1)	(6.9)	—	—	—	(6.9)
Other comprehensive loss, net of tax	—	—	—	—	—	(2.0)	—	(2.0)
Balance at June 30, 2025	60.4	$0.1	(6.7)	$(234.6)	$935.2	$(8.1)	$(156.4)	$536.2

	$0.001 Par Value Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	57.8	$0.1	(5.6)	$(227.7)	$904.4	$(5.7)	$(21.8)	$649.3
Net income	—	$—	—	$—	$—	$—	$9.0	$9.0
Share-based compensation activity	0.2	—	—	—	5.4	—	—	5.4
Other comprehensive income, net of tax	—	—	—	—	—	0.2	—	0.2
Balance at March 31, 2024	58.0	$0.1	(5.6)	$(227.7)	$909.8	$(5.5)	$(12.8)	$663.9
Net loss	—	$—	—	$—	$—	$—	$(283.1)	$(283.1)
Share-based compensation activity	0.5	—	—	—	5.5	—	—	5.5
Balance at June 30, 2024	58.5	$0.1	(5.6)	$(227.7)	$915.3	$(5.5)	$(295.9)	$386.3
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
The Company is focused on the following four PHT categories: chemical, biological, radiological, nuclear and explosives (“CBRNE”); emerging infectious diseases (“EID”); emerging health crises; and acute, emergency and community care. As of June 30, 2025, the Company has a portfolio of 11 products consisting of vaccines, therapeutics, and drug-device combination products, including KLOXXADO® Nasal Spray for which the Company obtained certain exclusive commercial rights for product sales and marketing in the United States and Canada. The revenue generated by the products comprises a substantial portion of the Company's revenue. The Company structures the business with a focus on markets and customers. As such, the key components of the business structure include the following four product and service categories: Anthrax - Medical Countermeasures (“MCM”) products, Naloxone commercial products, Smallpox - MCM products and Emergent Bioservices (CDMO) (“Bioservices”).
The Company manages the business with a focus on three operating segments: (1) a Commercial Products segment consisting of NARCAN® Nasal Spray and KLOXXADO® Nasal Spray, described below; (2) a MCM Products segment consisting of our Anthrax - MCM, Smallpox - MCM and Other Products, described below and (3) a Services segment consisting of our Bioservices offerings. Commercial Products and MCM Products are our two reportable segments (see Note 17, “Segment information” for more information on our reportable segments).
The Company's products and services include:
Commercial Products Segment:
Naloxone Products
•NARCAN® (naloxone HCl) Nasal Spray is an intranasal formulation of naloxone approved by the United States Food and Drug Administration (“FDA”) (including in over-the-counter (“OTC”) form) and Health Canada for the emergency treatment of known or suspected opioid overdose as manifested by respiratory and/or central nervous system depression.
•KLOXXADO® (naloxone HCl) Nasal Spray. On January 14, 2025, the Company announced an agreement with Hikma Pharmaceuticals Inc. (“Hikma”) in which the Company obtained exclusive commercial rights for product sales and marketing in the United States and Canada to Hikma’s KLOXXADO® (naloxone HCl) Nasal Spray, an 8 mg naloxone agent.
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
Services Segment:
As of the first quarter of 2025, the Company’s Services operating segment no longer met the quantitative thresholds of a reportable segment and did not meet the aggregation criteria set forth in Accounting Standards Codification (“ASC”) 280, Segment Reporting, and as such is categorized within “All other revenues” along with “Contracts and Grants” within Note 17 “Segment information”. See Note 17, “Segment information” for more information about the Company’s reportable segments.

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
All adjustments contained in the accompanying unaudited condensed consolidated financial statements are of a normal recurring nature and are necessary to present fairly the financial position of the Company as of June 30, 2025. Interim results are not necessarily indicative of results that may be expected for any other interim period or for an entire year.
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

3.    Assets and liabilities held for sale
On March 10, 2025, the Company classified the assets and related liabilities associated with warehouse space in Maryland as held for sale. In the accompanying Condensed Consolidated Balance Sheet as of June 30, 2025, the assets and liabilities that are expected to be conveyed are classified as held for sale and are measured at the lower of (i) the carrying value of the disposal group and (ii) the fair value of the disposal group, less estimated costs to sell. An orderly liquidation value was applied to estimate the fair value of the assets held for sale, representing Level 3 non-recurring fair value measurement. Effective with the designation of the assets as held for sale on March 10, 2025, the Company suspended recording depreciation of property, plant and equipment and right-of-use assets while these assets are classified as held for sale. Any loss resulting from the measurement is recognized in the period the held for sale criteria are met. Conversely, gains are not recognized until the date of sale. The Company recognized a loss on assets held for sale of $12.2 million during the six months ended June 30, 2025 in “Loss on assets held for sale” within non-operating activities on the Condensed Consolidated Statements of Operations.
Assets and liabilities classified as held for sale in the Condensed Consolidated Balance Sheet as of June 30, 2025 consist of the following:

June 30, 2025
Assets held for sale:
Prepaid expenses and other current assets	$0.2
Property, plant and equipment, net	13.6
Other assets	4.5
Valuation allowance	(12.2)
Total assets held for sale	$6.1

Liabilities held for sale:
Other current liabilities	$0.7
Other liabilities	4.0
Total liabilities held for sale	$4.7
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
At the closing, Bavarian Nordic paid a cash purchase price of $270.2 million, exclusive of customary closing adjustments for cash, indebtedness, working capital and transaction expenses of the business at closing. Bavarian Nordic was required to pay milestone payments totaling $80.0 million, which the Company records within “Other, net” in the Condensed Consolidated Statement of Operations, upon satisfaction of the following milestones:
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
The Company and SERB entered into a transition services agreement (the “SERB TSA”) to ensure the orderly transition of RSDL® decontamination lotion and the related assets to SERB, and a supply agreement (the “SERB Supply Agreement”) pursuant to which SERB has a suite reservation at the Company’s Winnipeg facility where the Company will perform Bioservices activities to manufacture and supply bulk lotion to SERB. The Company and SERB also entered into a reverse supply agreement (together with the SERB TSA and the SERB Supply Agreement, the “SERB Agreements”) pursuant to which SERB supplies to the Company finished RSDL® for the purposes of the Company’s performance of certain transitional distribution services under customer contracts that have not yet transferred to SERB. Under the SERB Agreements, the Company will retain a portion of net sales received upon delivery of RSDL® to the delayed transfer customers. Income from performing services under the SERB TSA is recorded within “Product and services sales, net” on the Condensed Consolidated Statements of Operations and was $0.7 million and $1.6 million for the three and six months ended June 30, 2025, respectively.
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
In connection with the divestiture, the Company entered into a Transition Services Agreement (the “Bora TSA”) with Bora to help support its ongoing operations. Under the Bora TSA, the Company is providing certain transition services to Bora, including information technology, finance and enterprise resource planning, human resources, employee benefits and other limited services. Income from performing services under the Bora TSA is recorded within “Other, net” on the Condensed Consolidated Statements of Operations and was zero and $0.4 million for the three and six months ended June 30, 2025, respectively.
Sale of Baltimore-Bayview Facility
On March 19, 2025, the Company completed the sale of its Baltimore-Bayview drug substance manufacturing facility to Syngene International (“Syngene”). At closing, Syngene paid a cash purchase price of $36.5 million. Pursuant to the sale, Syngene acquired the assets and equipment associated with the Baltimore-Bayview facility.
As a result of the divestiture, the Company recognized a pre-tax gain of $7.9 million, net of transaction costs of $1.2 million, during the six months ended June 30, 2025 recorded within “Other, net” on the Condensed Consolidated Statements of Operations. The Company determined that the disposal of the Baltimore-Bayview facility does not qualify for reporting as a discontinued operation since it does not represent a strategic shift that has or will have a major effect on the Company’s operations and financial results.

5.    Impairment and restructuring charges
Impairment of long-lived assets
The Company tests its long-lived assets that are held and used for recoverability whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. There were no impairment charges recorded on long-lived assets during the three and six months ended June 30, 2025.
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
The table below presents the total impairment charge by asset class for the three months ended June 30, 2024:

Three Months Ended June 30, 2024
Buildings, building improvements and leasehold improvements	$7.8
Furniture and equipment	14.1
Software	0.2
Construction-in-progress	5.1
Total impairment of long-lived assets	$27.2
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

May 2024 Organizational Restructuring Plan
In May 2024, the Company initiated the May 2024 Plan. These strategic actions led to a reduction of the Company’s workforce by approximately 300 employees across all areas of the Company and the elimination of approximately 85 positions that were vacant, as well as the closure of the Company’s Baltimore-Bayview Drug Substance manufacturing facility and Rockville, Maryland Drug Product facility. Decisions regarding the elimination of positions and the closure of manufacturing facilities were subject to local law and consultation requirements in certain countries, as well as the Company’s business needs. The cumulative amount of restructuring charge related to the May 2024 Plan since inception is $18.2 million. All activities related to the May 2024 Plan were substantially completed during the third quarter of 2024. Restructuring costs are recognized as an operating expense within the Condensed Consolidated Statement of Operations and are classified based on the Company's classification policy for each category of operating expense.
August 2024 Organizational Restructuring Plan
In August 2024, the Company initiated the August 2024 Plan at the Company’s Lansing facility, which reduced the Company’s workforce by approximately 70 employees, as well as eliminated several open positions. The Company also implemented non-labor optimization efforts, such as reducing the Company’s external and vendor spend. The cumulative amount of restructuring charges related to the August 2024 Plan since inception is $2.5 million. All activities related to the August 2024 Plan were substantially completed during the fourth quarter of 2024. Restructuring costs are recognized as an operating expense within the Condensed Consolidated Statement of Operations and are classified based on the Company’s classification policy for each category of operating expense.
The following table presents the total restructuring costs related to the January 2023 Plan, August 2023 Plan, May 2024 Plan and August 2024 Plan by reportable segment as well as amounts included within non-reportable segments, unallocated corporate selling, general and administrative (“SG&A”) expense and research and development (“R&D”) expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Segment restructuring costs:
MCM Products	$(0.4)	$2.7	$(1.2)	$2.6
All other segments	0.1	0.4	—	0.2
Total restructuring costs included in Cost of product and services sales, net	$(0.3)	$3.1	$(1.2)	$2.8

Corporate restructuring costs:
SG&A	$(0.3)	$8.6	$(0.6)	$8.5
R&D	(0.5)	5.4	(0.6)	5.3
Total restructuring costs	$(1.1)	$17.1	$(2.4)	$16.6
The following table presents the total restructuring costs related to the January 2023 Plan, August 2023 Plan, May 2024 Plan and August 2024 Plan by function:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Employee transition	$—	$0.2	$—	$0.2
Severance payments	(1.1)	14.8	(1.3)	14.3
Employee benefits	—	2.1	(1.1)	2.1
Total restructuring costs	$(1.1)	$17.1	$(2.4)	$16.6
All financial impacts of the January 2023 Plan were reflected in the Company’s consolidated financial statements by the second quarter of 2024. As a result, there was no activity related to the January 2023 Plan for the three and six months ended June 30, 2025. The following table provides the components of and changes in the Company’s restructuring accrual for the January 2023 Plan during the three and six months ended June 30, 2024:

	Employee Transition	Severance Payments	Employee Benefits	Total
Balance at December 31, 2023	$—	$1.4	$—	$1.4
Cash payments	—	(1.3)	—	(1.3)
Balance at March 31, 2024	$—	$0.1	$—	$0.1
Cash payments	—	(0.1)	—	(0.1)
Balance at June 30, 2024	$—	$—	$—	$—
All financial impacts of the August 2023 Plan were reflected in the Company’s consolidated financial statements by the fourth quarter of 2024. As a result, there was no activity related to the August 2023 Plan for three and six months ended June 30, 2025. The following table provides the components of and changes in the Company’s restructuring accrual for the August 2023 Plan during the three and six months ended June 30, 2024:

	Employee Transition	Severance Payments	Employee Benefits	Total
Balance at December 31, 2023	$—	$5.3	$0.1	$5.4
Accruals	—	(0.5)	—	(0.5)
Cash payments	—	(3.6)	—	(3.6)
Balance at March 31, 2024	$—	$1.2	$0.1	$1.3
Accruals	—	(0.1)	—	(0.1)
Cash payments	—	(0.5)	(0.1)	(0.6)
Balance at June 30, 2024	$—	$0.6	$—	$0.6
The following table provides the components of and changes in the Company’s restructuring accrual for the May 2024 Plan during the three and six months ended June 30, 2025, and the three months ended June 30, 2024:

	Employee Transition	Severance Payments	Employee Benefits	Total
Balance at December 31, 2024	$—	$4.5	$0.8	$5.3
Accruals	—	—	(0.7)	(0.7)
Cash payments	—	(2.7)	(0.1)	(2.8)
Balance at March 31, 2025	$—	$1.8	$—	$1.8
Accruals	—	(0.9)	—	(0.9)
Cash payments	—	(0.8)	—	(0.8)
Balance at June 30, 2025	$—	$0.1	$—	$0.1

	Employee Transition	Severance Payments	Employee Benefits	Total
Balance at March 31, 2024	$—	$—	$—	$—
Accruals	0.2	14.8	2.2	17.2
Cash payments	(0.2)	—	—	(0.2)
Balance at June 30, 2024	$—	$14.8	$2.2	$17.0

The following table provides the components of and changes in the Company’s restructuring accrual for the August 2024 Plan during the three and six months ended June 30, 2025. There was no activity under the August 2024 Plan during the three and six months ended June 30, 2024:

	Employee Transition	Severance Payments	Employee Benefits	Total
Balance at December 31, 2024	$—	$1.9	$0.5	$2.4
Accruals	—	(0.2)	(0.4)	(0.6)
Cash payments	—	(1.1)	(0.1)	(1.2)
Balance at March 31, 2025	$—	$0.6	$—	$0.6
Accruals	—	(0.2)	—	(0.2)
Cash payments	—	(0.4)	—	(0.4)
Balance at June 30, 2025	$—	$—	$—	$—
6.    Inventories, net
Inventories, net consisted of the following:

	June 30, 2025	December 31, 2024
Raw materials and supplies	$108.9	$95.9
Work-in-process	122.6	86.3
Finished goods	107.1	129.5
Total inventories, net	$338.6	$311.7
Inventories, net is stated at the lower of cost or net realizable value.
7.    Property, plant and equipment, net
Property, plant and equipment, net consisted of the following:

	June 30, 2025	December 31, 2024 (1)
Land and improvements	$20.8	$25.8
Buildings, building improvements and leasehold improvements	163.3	196.1
Furniture and equipment	255.3	368.3
Software	66.7	67.2
Construction-in-progress	9.6	10.3
Property, plant and equipment, gross	$515.7	$667.7
Less: Accumulated depreciation and amortization	(299.6)	(397.1)
Total property, plant and equipment, net	$216.1	$270.6

(1) During 2024, the Company recorded non-cash impairment charges of $27.2 million related to certain Bioservices long-lived assets. See Note 5, “Impairment and restructuring charges” for more details regarding the impairment charge.

As of June 30, 2025 and December 31, 2024, construction-in-progress primarily included costs incurred to advance the Company’s MCM Products capabilities. Property, plant and equipment, net is stated at cost, less accumulated depreciation and amortization.

8.    Intangible assets
The Company’s finite-lived intangible assets consist of products acquired via business combinations or asset acquisitions. The following table summarizes the Company’s finite-lived intangible assets:

	Weighted Average Useful Life in Years	June 30, 2025			December 31, 2024
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Products	13.5	$855.4	$386.4	$469.0	$855.4	$353.9	$501.5
Total intangible assets		$855.4	$386.4	$469.0	$855.4	$353.9	$501.5
Amortization expense associated with the Company’s finite-lived intangible assets was recorded as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Amortization of intangible assets	$16.2	$16.3	$32.5	$32.5
9.    Fair value measurements
The table below presents information about the Company’s assets and liabilities that are regularly measured and carried at fair value and indicates the level within the fair value hierarchy of the valuation techniques the Company utilized to determine fair value:

	June 30, 2025				December 31, 2024
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Money market accounts	$148.9	$148.9	$—	$—	$45.7	$45.7	$—	$—
Total	$148.9	$148.9	$—	$—	$45.7	$45.7	$—	$—
Liabilities:
Warrant liability	$9.6	$—	$—	$9.6	$16.2	$—	$—	$16.2
Total	$9.6	$—	$—	$9.6	$16.2	$—	$—	$16.2
2024 Warrant liability
In connection with the Company’s Credit Agreement with OHA Agency LLC, as administrative agent, and the lenders from time to time party thereto (the “Term Loan Agreement”), the Company issued to the lenders warrants to purchase 1.0 million shares of the Company’s common stock at an exercise price of $9.8802 per share (the “Series I Warrants”) and warrants to purchase 1.5 million shares at an exercise price of $15.7185 per share (the “Series II Warrants” and, together with the Series I Warrants, the “Warrants”). The Warrants are currently exercisable and will expire on August 30, 2029. Because the Warrants could be cash settled based on events that are outside the control of the Company, it precludes the Warrants from applying the equity contract scope exception, and so are classified as a liability. As a result, the fair value of the Warrants will be remeasured each period with the gain or loss on the warrant liability included in “Other, net” on the Condensed Consolidated Statement of Operations. As of June 30, 2025 and December 31, 2024, the fair value of the warrant liability was $9.6 million and $16.2 million, respectively, and was included within “Other Liabilities” on the Condensed Consolidated Balance Sheets, as determined using the Black-Scholes method.
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

The table below is a reconciliation of the beginning and ending balance of the Company’s Level 3 warrant liability:

Warrant Liability
Balance at December 31, 2024	$16.2
Change in fair value	(9.5)
Balance at March 31, 2025	$6.7
Change in fair value	2.9
Balance at June 30, 2025	$9.6
The recurring Level 3 fair value measurement for the Company's warrant liability used the following significant unobservable inputs:

Warrant Liability	Valuation Technique	Unobservable Input	Range
2024 Warrants	Black-Scholes Method	Term (in years)	4.2
		Risk free interest rate	3.7%
		Volatility	100%
Non-variable rate debt
As of June 30, 2025 and December 31, 2024, the fair value of the Company’s 3.875% Senior Unsecured Notes due 2028 (the “Senior Unsecured Notes”) was $355.8 million and $369.1 million, respectively. The fair value was determined through market sources, which are Level 2 inputs and directly observable. The carrying amounts of the Company’s other long-term variable interest rate debt arrangements approximate their fair values (see Note 10, “Debt”).
10.    Debt
The table below presents the components of the Company’s debt:

	June 30, 2025	December 31, 2024
Senior secured credit agreement - Term loan due 2029	$250.0	$250.0
3.875% Senior Unsecured Notes due 2028	450.0	450.0
Total debt	$700.0	$700.0
Unamortized debt issuance costs	(32.2)	(36.3)
Non-current portion of debt	$667.8	$663.7
There were $35.0 million of unamortized debt issuance costs recorded in connection with the execution of the Term Loan Agreement within a contra account to directly offset the Term Loan balance.
Debt issuance costs associated with the Company’s Revolving Loans, as described in further detail below, were recorded as an asset within “Other long-term assets” on the Company’s Condensed Consolidated Balance Sheets. As of June 30, 2025, the Company has $3.3 million in debt issuance costs associated with the Revolving Loans. If the Company draws on the capacity available under the Revolving Loans, the debt issuance costs would be reclassified to a contra account to directly offset the Revolving Loans balance.
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
The Company may seek to opportunistically repurchase its Senior Unsecured Notes in open market purchases, privately negotiated transactions or otherwise. Any such repurchases will depend upon prevailing market conditions, our liquidity requirements, contractual restrictions, applicable securities law and other factors. During the three and six months ended June 30, 2025 and 2024, there were no repurchases or redemptions of the Company’s Senior Unsecured Notes.
Term Loan Agreement
On August 30, 2024, the Company entered into the Term Loan Agreement with OHA Agency LLC, as administrative agent, and the lenders from time to time party thereto. The Term Loan Agreement provides for a term loan (the “Term Loan”) of $250.0 million, which was drawn in full on the date of entry into the Term Loan Agreement (the “Closing Date”). The Term Loan was issued with an original issue discount of 3.00%.
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
The Term Loan will mature on the first to occur (such date, the “Term Loan Maturity Date”) of (i) August 30, 2029, (ii) the date of acceleration of the Term Loan upon the occurrence and during the continuance of an event of default and (iii) solely to the extent the aggregate principal amount of Senior Unsecured Notes outstanding exceeds $25.0 million, May 15, 2028, which is three months prior to the August 15, 2028 maturity date of the Senior Unsecured Notes. The Term Loan Agreement contains certain customary default and cross-default provisions, representations and warranties and affirmative and negative covenants, including (a) restrictions on prepayments and repurchases of indebtedness, including the Senior Unsecured Notes, subject to further customary permitted debt payments, (b) a minimum liquidity requirement of $75.0 million commencing on September 30, 2024 and tested every two weeks, and (c) a consolidated gross leverage ratio tested every fiscal quarter commencing with the fiscal quarter ending December 31, 2025, initially at 5.10:1.00 with step-downs as set forth in the Term Loan Agreement. As of June 30, 2025, the Company was in compliance with all covenants under the Term Loan Agreement.
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
The Revolving Loans will mature on the first to occur of (i) September 30, 2029; (ii) to the extent there remain outstanding any portion of the term loans extended under the Term Loan Agreement, the date that is 90 days prior to the maturity date under the Term Loan Agreement; and (iii) to the extent any of the Senior Unsecured Notes remain outstanding, May 17, 2028, which is 90 days prior to the August 15, 2028 maturity date of the Senior Unsecured Notes. The Revolving Credit Agreement contains certain customary default and cross-default provisions (including with respect to defaults under the Term Loan Agreement), representations and warranties and affirmative and negative covenants, including (a) restrictions on prepayments and repurchases of indebtedness, including the Senior Unsecured Notes, (b) restrictions on dispositions of material intellectual property, (c) a minimum liquidity requirement of $50.0 million through the day prior to the first date following September 30, 2025 on which the Company’s total leverage ratio measured as of the preceding 12-month period is less than 5.25 to 1.00 (the “Covenant Conversion Date”) and (d) from the Covenant Conversion Date, a fixed charge coverage ratio requirement of at least 1.00 to 1.00. As of June 30, 2025, the Company was in compliance with all covenants under the Revolving Credit Agreement.
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
The Company’s share-based compensation expense relates to stock options, performance stock options, restricted stock units, performance stock units and liability classified long-term incentive awards. During the six months ended June 30, 2025, the Company granted stock options to purchase 1.6 million shares of common stock, 2.5 million restricted stock units and 0.3 million performance stock units. The grants were made under the Emergent BioSolutions Inc. Amended and Restated Stock Incentive Plan and the Emergent BioSolutions Inc. Inducement Plan. The performance stock units settle in stock at the end of a one-year performance period based on the Company's results compared to the performance criteria.
During the first quarter of 2024, the Company granted an $8.0 million long-term incentive award, subject to market conditions, with the option to settle in any combination of cash or shares, which is accounted for as a liability classified award. The Company’s performance stock options and the long-term incentive award are valued using Monte Carlo valuation models, and each have a performance period of five years to vest based on the Company’s stock price performance. The long-term incentive award is revalued at each reporting period until the award is earned or expires. The Company’s other equity awards typically vest over three equal annual installments beginning on the day prior to the anniversary of the grant date. The performance stock units settle in stock at the end of the three-year performance period based on the Company's results compared to the performance criteria. During the six months ended June 30, 2025, 0.3 million stock options, 0.2 million of restricted stock units and an immaterial number of performance stock units were forfeited prior to the completion of the applicable vesting requirements or expiration.
Share-based compensation expense, net of forfeitures was recorded in the following financial statement line items:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of products and services sales, net	$0.3	$0.8	$0.6	$1.6
Research & development	0.2	0.5	0.4	1.0
Selling, general and administrative	4.1	4.2	5.1	8.8
Total share-based compensation expense	$4.6	$5.5	$6.1	$11.4
Stockholders’ equity
2025 Share Repurchase Program
On March 31, 2025, the Company announced that its Board of Directors had authorized the repurchase of up to $50.0 million of the Company’s common stock (the “2025 Share Repurchase Program”) on or before March 27, 2026. Repurchases under the 2025 Share Repurchase Program may be made from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors, including the market price of the Company’s common shares, macroeconomic environment and other investment opportunities, consistent with the Company’s insider trading policy. The 2025 Share Repurchase Program may be suspended or discontinued at any time. The Inflation Reduction Act of 2022, which was enacted on August 16, 2022, imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. Excise tax accrued during the three and six months ended June 30, 2025 was immaterial.
During the three and six months ended June 30, 2025, the Company utilized $6.9 million to repurchase 1.1 million shares at an average price of $6.12 per share, excluding commissions and excise taxes. As of June 30, 2025, the Company had $43.1 million available to repurchase shares under the 2025 Share Repurchase Program.

2024 Issuance of Common Stock
In connection with the Term Loan Agreement, the Company entered into a Subscription Agreement, dated as of August 30, 2024 (the “Subscription Agreement”) with the lenders under the Term Loan Agreement, under which on September 17, 2024, the Company issued to the lenders 1.1 million shares of common stock with an aggregate value of $10.0 million, at a price per share of $8.98, which was based on the volume weighted average price per share of common stock for the 30 consecutive trading days ending on, but excluding, the tenth business day of the Term Loan Agreement. At inception, the Subscription Agreement represented a forward sale of the Company’s common stock (the “Forward”). The Forward was initially classified and recorded as a liability and was remeasured to its fair value, resulting in a $1.6 million gain on settlement on September 17, 2024.
2024 Warrant Issuance
In connection with the Term Loan Agreement, the Company issued to the lenders Series I Warrants to purchase 1.0 million shares of common stock and Series II Warrants to purchase 1.5 million shares of common stock. The Warrants are currently exercisable and will expire on August 30, 2029. Because the Warrants could be cash settled based on events that are outside the control of the Company, it precludes the Warrants from applying the equity contract scope exception, and so are classified as a liability. As of June 30, 2025, the fair value of the Warrants was $9.6 million. See Note 9, “Fair value measurements,” for more information on the accounting treatment and valuation of the Warrants.
As of June 30, 2025, the Company had the following Warrants outstanding to acquire shares of its common stock:

	Warrants Outstanding	Range of Exercise Price per Share	Expiration Date
Warrants issued related to the Term Loan Agreement	2.5	$9.88 - $15.72	August 2029
Total	2.5
During the three and six months ended June 30, 2025, no Warrants expired or were exercised.
12.    Earnings (loss) per common share
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
The following table presents the calculation of basic and diluted earnings (loss) per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net income (loss)	$(12.0)	$(283.1)	$56.0	$(274.1)
Denominator:
Weighted-average number of shares outstanding-basic	54.2	52.6	54.3	52.4
Dilutive securities - equity awards	—	—	2.4	—
Weighted-average number of shares outstanding-diluted	54.2	52.6	56.7	52.4
Earnings (loss) per common share - basic	$(0.22)	$(5.38)	$1.03	$(5.23)
Earnings (loss) per common share - diluted	$(0.22)	$(5.38)	$0.99	$(5.23)
Anti-dilutive securities	7.1	2.3	4.6	3.4

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

The Company's revenues disaggregated by major sources for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30, 2025			Three Months Ended June 30, 2024
	USG	Non-USG	Total	USG	Non-USG	Total
Commercial Product sales	$1.2	$66.3	$67.5	$0.1	$119.9	$120.0
MCM Product sales	46.0	12.4	58.4	30.6	32.8	63.4
All other revenues (1), (2)	10.6	4.4	15.0	6.6	64.7	71.3
Total revenues	$57.8	$83.1	$140.9	$37.3	$217.4	$254.7

(1) “All other revenues” includes Services and Contracts and grants revenue.
(2) “All other revenues” for the three months ended June 30, 2024 includes $50.0 million attributable to the confidential arbitration settlement (the “Settlement Agreement”) with Janssen Pharmaceuticals, Inc. (“Janssen”), one of the Janssen Pharmaceutical Companies of Johnson & Johnson, related to the 2022 termination of the manufacturing services agreement with Janssen (the “Janssen Agreement”). The revenue is related to raw materials purchased for the Janssen Agreement which Janssen had not reimbursed. See Note 16, “Litigation” for additional information related to the accounting treatment and settlement of the arbitration with Janssen.

	Six Months Ended June 30, 2025			Six Months Ended June 30, 2024
	USG	Non-USG	Total	USG	Non-USG	Total
Commercial Product sales	$1.3	$111.5	$112.8	$0.4	$238.1	$238.5
MCM Product sales	112.6	102.4	215.0	144.7	74.1	218.8
All other revenues (1), (2)	22.7	12.6	35.3	14.0	83.8	97.8
Total revenues	$136.6	$226.5	$363.1	$159.1	$396.0	$555.1

(1) “All other revenues” includes Services and Contracts and grants revenue.
(2) “All other revenues” for the six months ended June 30, 2024 includes $50.0 million attributable to the Settlement Agreement with Janssen related to the 2022 termination of the Janssen Agreement. The revenue is related to raw materials purchased for the Janssen Agreement which Janssen had not reimbursed. See Note 16, “Litigation” for additional information related to the accounting treatment and settlement of the arbitration with Janssen.

Transaction price allocated to remaining performance obligations
As of June 30, 2025, the Company has future contract value on unsatisfied performance obligations of approximately $296.9 million associated with all arrangements entered into by the Company. The Company expects to recognize $227.5 million of unsatisfied performance obligations within the next 24 months. The amount and timing of revenue recognition for unsatisfied performance obligations can change. The future revenues associated with unsatisfied performance obligations exclude the value of unexercised option periods in the Company’s revenue arrangements. Often the timing of manufacturing activities changes based on customer needs and resource availability. Government funding appropriations can impact the timing of product deliveries. The success of the Company's development activities that receive development funding support from the USG under development contracts can also impact the timing of revenue recognition.
Contract assets
The Company considers accounts receivable and deferred costs associated with revenue generating contracts, which are not included in inventory or property, plant and equipment and that the Company does not currently have a contractual right to bill, to be contract assets. As of June 30, 2025 and December 31, 2024, the Company had $7.3 million and $9.7 million, respectively, of contract assets recorded within “Accounts receivable, net” on the Condensed Consolidated Balance Sheets.

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

Contract Liabilities
Balance at December 31, 2024	$9.3
Balance at June 30, 2025	$9.1
Revenue recognized in the period from amounts included in contract liability at the beginning of the period:	$1.9
As of June 30, 2025 and December 31, 2024, the current portion of contract liabilities was $4.9 million and $4.8 million, respectively, and was included in “Other current liabilities” on the Condensed Consolidated Balance Sheets.
Accounts receivable and allowance for expected credit losses
Accounts receivable, including unbilled accounts receivable contract assets, consist of the following:

	June 30, 2025	December 31, 2024
Accounts receivable:
Billed	$58.2	$135.4
Unbilled	22.9	19.6
Allowance for expected credit losses	(1.3)	(0.5)
Accounts receivable, net	$79.8	$154.5
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
The components of lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease cost:
Amortization of right-of-use assets	$0.5	$0.9	$1.1	$1.8
Interest on lease liabilities	0.2	0.2	0.4	0.4
Total operating lease cost	$0.7	$1.1	$1.5	$2.2
Operating lease costs are reflected as components of “Cost of product and services sales, net”, “R&D” expense and “SG&A” expense on the Company's Condensed Consolidated Statements of Operations.

Supplemental balance sheet information related to lessee activities is as follows:

Leases	Classification	June 30, 2025	December 31, 2024
Operating lease right-of-use assets	Other assets	$7.7	$11.7

Operating lease liabilities, current portion	Other current liabilities	$1.8	$2.7
Operating lease liabilities	Other liabilities	6.5	9.7
Total operating lease liabilities		$8.3	$12.4

Operating leases:
Weighted average remaining lease term (years)		5.6	5.8
Weighted average discount rate		8.0%	5.5%
15.    Income taxes
The estimated effective annual tax rate as of June 30, 2025 and 2024 for the years ended December 31, 2025 and 2024, excluding the impact of discrete adjustments, was 26% and 19%, respectively. The effective tax rate for the six months ended June 30, 2025 and 2024 was 26% and (6)%, respectively. The increase in the estimated effective annual tax rate and the effective quarterly tax rate is primarily due to an increase in estimated profit combined with a change in jurisdictional mix of income and losses.
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
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company is currently assessing the impact of the OBBBA on its consolidated financial statements.
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
On April 20, 2021, May 14, 2021, and June 2, 2021, putative class action lawsuits were filed against the Company and certain of its current and former senior officers in the United States District Court for the District of Maryland on behalf of purchasers of the Company’s common stock, seeking to pursue remedies under the Exchange Act. These complaints were filed by Palm Tran, Inc. – Amalgamated Transit Union Local 1577 Pension Plan; Alan I. Roth, and Stephen M. Weiss, respectively. The complaints alleged, among other things, that the defendants made false and misleading statements about the Company's manufacturing capabilities with respect to COVID-19 vaccine bulk drug substance (referred to herein as "CDMO Manufacturing Capabilities"). These cases were consolidated on December 23, 2021, under the caption In re Emergent BioSolutions Inc. Securities Litigation, No. 8:21-cv-00955-PWG (the "Federal Securities Class Action"). The lead plaintiffs in the consolidated matter (the "Lead Plaintiffs") are Nova Scotia Health Employees’ Pension Plan and The City of Fort Lauderdale Police & Firefighters’ Retirement System. An order granting the Lead Plaintiffs’ motion for class certification and appointment of class representatives was entered on June 18, 2024.
On September 12, 2024, the Company and the Lead Plaintiffs entered into an agreement in principle to settle the claims against the Company and each of the Company’s current and former officers and directors. On October 4, 2024, the Court granted preliminary approval of the proposed settlement, ordered notice to the settlement class and scheduled a fairness hearing for February 27, 2025. On February 6, 2025, the Lead Plaintiffs filed a Motion for Final Approval of Class Action Settlement, Certification of the Settlement Class and Approval of Plan of Allocation and Motion for Award of Attorneys' Fees, Reimbursement of Expenses and Compensatory

Awards for Lead Plaintiffs. Under the settlement, the claims against the Company and its officers and directors were dismissed with prejudice and released in exchange for a payment from the Company of $40.0 million, $30.0 million of which was paid from insurance proceeds, and had previously been funded in the fourth quarter of 2024. The Company recorded the settlement and insurance recoverable amounts as pre-tax operating expense and income, respectively, within “Selling, general and administrative” expenses on the Consolidated Statement of Operations for the year ended December 31, 2024. At the scheduled fairness hearing on February 27, 2025, the Court granted final approval of the settlement.
On June 29, 2021, Lincolnshire Police Pension Fund (“Lincolnshire”), and on August 16, 2021, Pooja Sayal, filed putative shareholder derivative lawsuits in the United States District Court for the District of Maryland on behalf of the Company against certain of the Company's current and former officers and directors for breach of fiduciary duties, waste of corporate assets, and unjust enrichment, each allegation related to the CDMO Manufacturing Capabilities. In addition to monetary damages, the complaints sought the implementation of multiple corporate governance and internal policy changes. On November 16, 2021, the cases were consolidated under the caption In re Emergent BioSolutions Inc. Stockholder Derivative Litigation, Master Case No. 8:21-cv-01595-DLB. On January 3, 2022, the Lincolnshire complaint was designated as the operative complaint in the consolidated action. On April 13, 2022, the Court approved the parties' joint stipulation to and stay of the proceedings and discovery until the close of fact discovery in the Federal Securities Class Action.
On September 15, 2021, September 16, 2021 and November 12, 2021, putative shareholder derivative lawsuits were filed by Chang Kyum Kim, Mark Nevins and Employees Retirement System of the State of Rhode Island, North Collier Fire Control and Rescue District Firefighters Pension Plan, and Pembroke Pines Firefighters & Police Officers Pension Fund, respectively, in the Court of Chancery of the State of Delaware on behalf of the Company against certain of its current and former officers and directors for breach of fiduciary duties, unjust enrichment and insider trading, each allegation related to the CDMO Manufacturing Capabilities. In addition to monetary damages, the complaints sought the implementation of multiple corporate governance and internal policy changes. On February 2, 2022, the cases were consolidated under the caption In re Emergent BioSolutions, Inc. Derivative Litigation, C.A. No. 2021-0974-MTZ with the institutional investors as co-lead plaintiffs. On March 4, 2022, the defendants’ filed a motion to dismiss the complaint. On March 29, 2022, an order was granted staying all proceedings pending a final, non-appealable judgment in the Federal Securities Class Action.
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
Specifically, the Proposed Settlement intends to resolve all matters among and between the following parties: (i) Lincolnshire and Pooja Sayal, plaintiffs in the stockholder derivative action captioned In re Emergent BioSolutions Inc. Stockholder Derivative Litigation, Master Case No. 8:21-cv-01595-DLB, pending in the U.S. District Court for the District of Maryland; (ii) North Collier Fire Control and Rescue District Firefighter Pension Plan, Chang Kyum Kim and Mark Nevins, plaintiffs in the stockholder derivative action captioned In re Emergent BioSolutions Inc. Derivative Litigation, Case No. 2021-0974-MTZ, pending in the Delaware Court of Chancery; (iii) Zachary Elton, Jeffery Reynolds and Eric White, plaintiffs in the stockholder derivative action captioned Elton v. Kramer, et al, Case No. C-15-CV-21-000496, pending in the Circuit Court of Maryland for Montgomery County; (iv) Richard J. Levine and Christopher Seaver, plaintiffs in the stockholder derivative action captioned In Re Emergent BioSolutions Inc. Demand Refused Stockholder Derivative Litigation, Master File No. 8:23-cv-02969-DLB, pending in the U.S. District Court for the District of Maryland; (v) Christopher Andrews, plaintiff in the stockholder derivative action captioned Andrews v. Kramer, C.A. No. 2024-0925-MTZ, pending in the Delaware Court of Chancery; (vi) individual defendants Robert G. Kramer Sr., Fuad El-Hibri, Richard S. Lindahl, Ronald B. Richard, Zsolt Harsanyi, Louis W. Sullivan, George A. Joulwan, Jerome M. Hauer, Kathryn C. Zoon, Marvin White, Syed T. Husain, Seamus Mulligan, Adam Havey, Sean Kirk, Atul Saran and Sue Bailey and (vii) the Company, as nominal defendant (collectively with the individual defendants, the “Defendants”).
No later than 20 business days following the satisfaction of all conditions precedent set forth in the Proposed Settlement, Defendants must cause their insurers to pay to the Company a settlement amount of $15.0 million, less a court-approved fee and expense amount. Additionally, no later than 60 days following the satisfaction of all conditions precedent set forth in the Proposed Settlement, the Company must effectuate a series of corporate governance reforms and maintain such reforms for a period of not less than four years, subject to the terms and conditions set forth in the Proposed Settlement. On May 9, 2025, the United States District Court for the District of Maryland (the “Court”) issued an order (the “Order”) granting preliminary approval of the Proposed Settlement. The Proposed Settlement includes no admission of fault, liability or wrongdoing by any of the Defendants. On August 6, 2025, the Court granted final approval of the Proposed Settlement without modification.
Government investigations
In addition to the actions described above under “Securities and shareholder litigation,” the Company received inquiries and subpoenas to produce documents related to these matters from the Department of Justice, the SEC (as discussed further below) and the Maryland Attorney General’s Office. The Company produced documents in response and will continue to cooperate with these government inquiries should further requests be made.
In the second quarter of 2021, the Company also received inquiries and subpoenas from Representative Carolyn Maloney and Representative Jim Clyburn, members of the House Committee on Oversight and Reform and the Select Subcommittee on the Coronavirus Crisis and Senator Murray of the Committee on Health, Education, Labor and Pensions. The Company produced documents and provided testimony and briefings as requested in response to these inquiries and the Select Subcommittee released its final report related to the coronavirus crisis on December 9, 2022.
In the second quarter of 2021, the Company also received subpoenas from the SEC related to certain disclosures regarding the incidents described above under the heading “Securities and shareholder litigation.” The Company has been cooperating with the SEC’s investigation. During the first quarter of 2025, the Company determined that a loss resulting from the investigation was probable and that the amount of loss could be reasonably estimated. As a result, the Company recorded an accrual within “Selling, general and administrative” expenses in the Consolidated Statement of Operations for the year ended December 31, 2024 of $1.5 million, and the related liability was included in “Other current liabilities” in our Consolidated Balance Sheet as of December 31, 2024. On April 7, 2025, the Company consented to the SEC’s entry of an administrative order under which the Company agreed to cease and desist from committing or causing a violation of Section 17(a)(2) of the Securities Act of 1933 and to pay a fine of $1.5 million. The Company paid the fine on April 18, 2025 and no liability balance remains as of June 30, 2025.
In the first quarter of 2025, the Company received an additional inquiry from the New York Attorney General’s Office related to certain past trading activity by the Company’s former Chief Executive Officer. The Company has produced documents and is cooperating with the New York Attorney General’s office on this matter.
In the second quarter of 2025, the Company met with representatives of the Department of Justice regarding the Company’s 2017 and 2019 contracts with the Department of State to provide medical countermeasures for exposure to nerve toxins. The Company has provided documents and is continuing discussions with the Department of Justice on this matter.
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

17.    Segment information
In the first quarter of 2025, using the guidance provided in ASC 280, Segment Reporting (“ASC 280”), along with the adoption of ASU 2023-07, Segment Reporting (Topic 280), the Company reevaluated its reportable and operating segments. Based on updates to the Company’s internal operating and reporting structure and quantitative tests outlined in ASC 280, the Company manages its business with a focus on two reportable segments; the Commercial Products segment, which includes Naloxone products and the MCM Products segment, which includes the Anthrax - MCM products, Smallpox - MCM products and Other Products. The Company’s Services operating segment no longer meets the quantitative threshold for determining reportable segments and is now included within “All other revenues” along with the Company’s Contracts and grants business.
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

The following table presents segment information provided to the CODM, along with a reconciliation of segment adjusted gross margin to income before income taxes as reported in the Condensed Consolidated Statement of Operation for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues reportable segments:
Commercial Products	$67.5	$120.0	$112.8	$238.5
MCM Products	58.4	63.4	215.0	218.8
Reconciliation of revenue:	125.9	183.4	327.8	457.3
All other revenues (1)	15.0	71.3	35.3	97.8
Total revenues	$140.9	$254.7	$363.1	$555.1

Cost of sales reportable segments:
Commercial Products (2)	$36.2	$53.4	$60.7	$105.5
MCM Products (3)	26.2	28.3	75.4	90.1
Total of reportable segments	$62.4	$81.7	$136.1	$195.6

Segment adjusted gross margin reportable segments:
Commercial Products (2)	$31.3	$66.6	$52.1	$133.0
MCM Products (3)	32.2	35.1	139.6	128.7
Total of reportable segments	$63.5	$101.7	$191.7	$261.7

Reconciliation to income (loss) before income taxes:
All other revenues less other costs of revenue (1)	$10.3	$(140.3)	$16.8	$(144.1)
Amortization of intangible assets	(16.2)	(16.3)	(32.5)	(32.5)
Restructuring costs	0.2	(2.7)	1.0	(2.6)
Inventory step-up provision	—	—	(1.8)	—
Changes in fair value of financial instruments	—	(0.1)	—	(0.6)
Impairment of long-lived assets	—	(27.2)	—	(27.2)
Research and development	(12.5)	(32.7)	(27.6)	(47.8)
Selling, general and administrative	(43.7)	(85.9)	(96.1)	(170.6)
Interest expense	(14.7)	(23.6)	(29.4)	(47.9)
Loss on assets held for sale	—	(40.0)	(12.2)	(40.0)
Other, net	(3.7)	(2.7)	66.0	(6.1)
Income (loss) before income taxes	$(16.8)	$(269.8)	$75.9	$(257.7)

(1) “All other revenues” and “All other revenues less other cost of revenue” includes Services and Contracts and grants revenue, and Services and Contracts and grants revenue less Cost of services, respectively.

(2) Excludes $0.2 million of restructuring costs for the three and six months ended June 30, 2025, respectively.
(3) For 2025, excludes $1.8 million of inventory step-up provision for the six months ended June 30, 2025 and $(0.4) million and $(1.2) million of restructuring costs for the three and six months ended June 30, 2025, respectively. For 2024, excludes $0.1 million and $0.6 million of changes in fair value of financial instruments for the three and six months ended June 30, 2024, respectively and $2.7 million and $2.6 million of restructuring costs for the three and six months ended June 30, 2024, respectively.

The following table includes depreciation expense for each reportable segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Depreciation from reportable segments:
MCM Products	$4.9	$5.6	$9.1	$11.2
Items not included in depreciation from reportable segments:
All other segment	0.4	2.6	2.6	5.2
Other	2.0	4.0	4.7	7.5
Total depreciation	$7.3	$12.2	$16.4	$23.9

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
We are currently focused on the following four PHT categories: chemical, biological, radiological, nuclear and explosives (“CBRNE”); emerging infectious diseases (“EID”); emerging health crises; and acute, emergency and community care. We have a portfolio of 11 products, 10 of which are owned by the Company, that contribute a substantial portion of our revenue and are sold to government and commercial customers. Additionally, we have a development pipeline consisting of a diversified mix of both pre-clinical and clinical stage product candidates. Finally, we have a fully integrated portfolio of CDMO services which cover development services, drug substance manufacturing and drug product manufacturing and packaging.
The Company structures the business with a focus on markets and customers. As such, the key components of the business structure include the following four product and service categories: Anthrax - Medical Countermeasures (“MCM”) products, Naloxone commercial products, Smallpox - MCM products and Emergent Bioservices (CDMO) (“Bioservices”).
The Company manages the business with a focus on three operating segments: (1) a Commercial Products segment consisting of NARCAN® Nasal Spray and KLOXXADO® Nasal Spray, (2) a MCM Products segment consisting of Anthrax - MCM, Smallpox - MCM and Other Products and (3) a Services segment consisting of our Bioservices offerings. Commercial Products and MCM Products are our two reportable segments (see Note 17, “Segment information” in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1, of this Form 10-Q for more information on our reportable segments).
Commercial Products Segment:
The majority of our Commercial product revenue comes from the following products:
Naloxone Products
•NARCAN® (naloxone HCl) Nasal Spray, an intranasal formulation of naloxone approved by the United States Food and Drug Administration (“FDA”) (including in over-the-counter (“OTC”) form) and Health Canada for the emergency treatment of known or suspected opioid overdose as manifested by respiratory and/or central nervous system depression.
•KLOXXADO® (naloxone HCl) Nasal Spray. On January 14, 2025, the Company announced an agreement with Hikma Pharmaceuticals Inc. (“Hikma”) in which the Company obtained exclusive commercial rights for product sales and marketing in the United States and Canada to Hikma’s KLOXXADO® (naloxone HCl) Nasal Spray, an 8 mg naloxone agent.

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
Services Segment:
As of the first quarter of 2025, the Company’s Services operating segment no longer met the quantitative thresholds of a reportable segment and did not meet the aggregation criteria set forth in Accounting Standards Codification 280, Segment Reporting, and as such is categorized within “All other revenues” along with “Contracts and Grants”. See Note 17, “Segment information” in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1, of this Form 10-Q for more information about the Company’s reportable segments.

Other Strategic Activities
May 2024 Organizational Restructuring Plan
In May 2024, the Company initiated the May 2024 Plan. These strategic actions led to a reduction of the Company’s workforce by approximately 300 employees across all areas of the Company and the elimination of approximately 85 positions that were vacant, as well as the closure of the Company’s Baltimore-Bayview Drug Substance manufacturing facility and Rockville, Maryland Drug Product facility. Decisions regarding the elimination of positions and the closure of manufacturing facilities were subject to local law and consultation requirements in certain countries, as well as the Company’s business needs. The cumulative amount of restructuring charge related to the May 2024 Plan since inception is $18.2 million. All activities related to the May 2024 Plan were substantially completed during the third quarter of 2024. Restructuring costs are recognized as an operating expense within the Condensed Consolidated Statement of Operations and are classified based on the Company's classification policy for each category of operating expense.
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
August 2024 Organizational Restructuring Plan
In August 2024, the Company initiated an organizational restructuring plan (the “August 2024 Plan”) at the Company’s Lansing facility, which reduced the Company’s workforce by approximately 70 employees, as well eliminated several open positions. The Company also implemented non-labor optimization efforts, such as reducing the Company’s external and vendor spend. The cumulative amount of restructuring charges related to the August 2024 Plan since inception is $2.5 million. All activities related to the August 2024 Plan are expected to be substantially completed during the fourth quarter of 2024. Restructuring costs are recognized as an operating expense within the Condensed Consolidated Statement of Operations and are classified based on the Company's classification policy for each category of operating expense.
Exclusive commercial rights to KLOXXADO® distribution in U.S. and Canada
On January 14, 2025, the Company announced an agreement with Hikma in which the Company obtained exclusive commercial rights for product sales and marketing in the United States and Canada to Hikma’s KLOXXADO® (naloxone HCl) Nasal Spray, an 8 mg naloxone agent.
Securities and shareholder litigation
On September 12, 2024, the Company and the lead plaintiffs in stockholder litigation against the Company entered into an agreement in principle to settle the claims against the Company and each of the Company’s current and former officers and directors. On October 4, 2024, the Court granted preliminary approval of the proposed settlement, ordered notice to the settlement class and scheduled a fairness hearing for February 27, 2025. On February 27, 2025, the court granted final approval of a settlement between the Company and the lead plaintiffs. Under the settlement, the claims against the Company and its officers and directors were dismissed with prejudice and released in exchange for a payment from the Company of $40.0 million, $30.0 million of which was paid from insurance proceeds, and was funded in the fourth quarter of 2024. The Company recorded the settlement and insurance recoverable amounts as pre-tax operating expense and income, respectively, within “Selling, general and administrative” expenses on the Consolidated Statement of Operations for the year ended December 31, 2024.

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
2025 Share Repurchase Program
On March 31, 2025, the Company announced that its Board of Directors had authorized the repurchase of up to $50.0 million of the Company’s common stock (the “2025 Share Repurchase Program”) on or before March 27, 2026. During the three and six months ended June 30, 2025, the Company utilized $6.9 million to repurchase 1.1 million shares at an average price of $6.12 per share, excluding commissions and excise taxes. As of June 30, 2025, we had $43.1 million available to repurchase shares under the 2025 Share Repurchase Program.
FINANCIAL OPERATIONS OVERVIEW
Revenues
We generate Commercial Product revenues through the sale of Naloxone products, primarily NARCAN® Nasal Spray, which is sold commercially over-the-counter at retail pharmacies and digital commerce websites as well as through physician-directed or standing order prescriptions at retail pharmacies, health departments, local law enforcement agencies, community-based organizations, substance abuse centers and other federal agencies, as well as KLOXXADO® Nasal Spray, which is currently being integrated into our distribution network, NARCANDirect®. We generate MCM Product revenues from the sale of our marketed products and procured product candidates. The U.S. government (“USG”) is the largest purchaser of our Government - MCM products and primarily purchases our products for the Strategic National Stockpile, a national repository of medical countermeasures including critical antibiotics, vaccines, chemical antidotes, antitoxins, and other critical medical supplies. The USG primarily purchases our products under long-term, firm fixed-price procurement contracts, generally with annual options.
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
Cost of Product Sales and Services
Commercial and MCM Products - The primary expenses that we incur to deliver our Naloxone and MCM products consist of fixed and variable costs. We determine the cost of product sales for products sold during a reporting period based on the average manufacturing cost per unit in the period those units were manufactured. Fixed manufacturing costs include facilities, utilities and amortization of intangible assets. Variable manufacturing costs primarily consist of costs for materials and personnel-related expenses for direct and indirect manufacturing support staff, contract manufacturing operations, sales-based royalties, shipping and logistics. In addition to the fixed and variable manufacturing costs described above, the cost of product sales depends on utilization of available manufacturing capacity. For our commercial sales, other associated expenses include sales-based royalties, shipping, and logistics.

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
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law in the United States. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company is currently assessing the impact of the OBBBA on its consolidated financial statements.

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

RESULTS OF OPERATIONS
Operating Results:

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions, except %)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Revenues
Commercial Product sales, net:
Naloxone	$67.5	$120.0	$(52.5)	(44)%	$112.8	$238.5	$(125.7)	(53)%
Total Commercial Product sales, net	67.5	120.0	(52.5)	(44)%	112.8	238.5	(125.7)	(53)%

MCM Product sales, net:
Anthrax MCM	11.6	38.7	(27.1)	(70)%	59.5	94.6	(35.1)	(37)%
Smallpox MCM	40.6	17.9	22.7	127%	147.0	68.1	78.9	116%
Other Products	6.2	6.8	(0.6)	(9)%	8.5	56.1	(47.6)	(85)%
Total MCM Product sales, net	58.4	63.4	(5.0)	(8)%	215.0	218.8	(3.8)	(2)%

All other revenues (1)	15.0	71.3	(56.3)	(79)%	35.3	97.8	(62.5)	(64)%

Total revenues	$140.9	$254.7	$(113.8)	(45)%	$363.1	$555.1	$(192.0)	(35)%

Operating expenses:
Cost of product and services sales, net (2)	66.9	296.1	(229.2)	(77)%	155.4	440.7	(285.3)	(65)%
Research and development	12.5	32.7	(20.2)	(62)%	27.6	47.8	(20.2)	(42)%
Selling, general and administrative	43.7	85.9	(42.2)	(49)%	96.1	170.6	(74.5)	(44)%
Amortization of intangible assets	16.2	16.3	(0.1)	(1)%	32.5	32.5	—	—%
Impairment of long-lived assets	—	27.2	(27.2)	(100)%	—	27.2	(27.2)	(100)%
Total operating expenses	139.3	458.2	(318.9)	(70)%	311.6	718.8	(407.2)	(57)%

Income (loss) from operations	1.6	(203.5)	205.1	101%	51.5	(163.7)	215.2	131%

Other income (expense):
Interest expense	(14.7)	(23.6)	8.9	38%	(29.4)	(47.9)	18.5	39%
Loss on assets held for sale	—	(40.0)	40.0	100%	(12.2)	(40.0)	27.8	70%
Other, net	(3.7)	(2.7)	(1.0)	(37)%	66.0	(6.1)	72.1	NM
Total other income (expense), net	(18.4)	(66.3)	47.9	72%	24.4	(94.0)	118.4	126%

Income (loss) before income taxes	(16.8)	(269.8)	253.0	94%	75.9	(257.7)	333.6	129%
Income tax provision (benefit)	(4.8)	13.3	(18.1)	(136)%	19.9	16.4	3.5	21%
Net income (loss)	$(12.0)	$(283.1)	$271.1	96%	$56.0	$(274.1)	$330.1	120%

(1) “All other revenues” includes Services and Contracts and grants revenue
(2) Exclusive of intangible asset amortization
NM - Not meaningful

Three Months Ended June 30, 2025 Compared with Three Months Ended June 30, 2024
Revenues and gross margin

	Three Months Ended June 30,
(dollars in millions)	2025	2024	% Change
Total revenues	$140.9	$254.7	(45)%
Contracts and grants	10.6	6.6	61%
Product and services sales, net	$130.3	$248.1	(47)%

Cost of product and services sales, net	$66.9	$296.1	(77)%
Intangible asset amortization	16.2	16.3	(1)%

Gross margin (1)	$47.2	$(64.3)	173%
Gross margin % (1)	36%	(26)%

(1) Gross margin is calculated as product and services sales, net less cost of product and services sales, net and intangible asset amortization. Gross margin percentage is calculated as gross margin divided by products and services sales, net.

Total revenues decreased $113.8 million, or 45%, to $140.9 million for the three months ended June 30, 2025. The decrease was due to decreases in Services revenue of $60.3 million, Commercial Products revenue of $52.5 million and MCM Products revenue of $5.0 million, partially offset by an increase in and Contracts and grants revenue of $4.0 million.
Intangible asset amortization decreased $0.1 million, or 1%, to $16.2 million for the three months ended June 30, 2025.
Gross margin increased $111.5 million to $47.2 million for the three months ended June 30, 2025. Gross margin percentage increased 62 percentage points to 36% for the three months ended June 30, 2025. The increase in gross margin was largely due to improvements in Services gross margin driven by the accounting for the $50.0 million arbitration settlement (the “Settlement Agreement”) with Janssen in the prior year period and slight improvements in MCM Products gross margin, partially offset by a decrease in Commercial Products gross margin. Gross margin and gross margin percentage exclude Contracts and grants revenues because the related costs are R&D expenses.
See "Reportable Segment Results" for an expanded discussion of revenues and gross margin.
Unallocated corporate operating expenses
R&D Expenses
R&D expenses decreased $20.2 million, or 62%, to $12.5 million for the three months ended June 30, 2025. The decrease was primarily due to write-offs related to program terminations in the second quarter of 2024 and decreases in overhead and severance related costs. This decrease was partially offset by an increase in costs associated with the EbangaTM development work.
SG&A Expenses
SG&A expenses decreased $42.2 million, or 49%, to $43.7 million for the three months ended June 30, 2025. The decrease was primarily due to an improvement of $21.2 million in professional services fees related to general corporate initiatives in the prior year and legal service fees, coupled with a $17.4 million reduction in compensation and other employee related costs as a result of the restructuring initiatives that began during the first quarter of 2023 and a decrease in marketing costs. SG&A expenses as a percentage of total revenues decreased 3 percentage points to 31% for the three months ended June 30, 2025.
Impairment of Long-Lived Assets
Impairment of long-lived assets decreased $27.2 million, or 100%, due to no impairment recognized during the three months ended June 30, 2025. The $27.2 million non-cash impairment charge in the second quarter of 2024 was related to our Bayview and Rockville asset groups within the Bioservices reporting unit.
Interest expense
Interest expense decreased $8.9 million, or 38%, to $14.7 million for the three months ended June 30, 2025. The decrease was primarily due to lower interest costs related to our syndicated borrowings and lower amortization of debt service costs, partially offset by higher interest expense related to our Credit Agreement with OHA Agency LLC, as administrative agent, and the lenders from time to time party thereto (the “Term Loan Agreement”).
Loss on assets held for sale
Loss on assets held for sale decreased $40.0 million, or 100%, due to no loss on assets held for sale recognized during the three months ended June 30, 2025. The loss on assets held for sale in the second quarter of 2024 is related to the sale of our Drug Product facility in Baltimore-Camden to Bora Pharmaceuticals Injectables Inc., a subsidiary of Bora Pharmaceuticals Co., Ltd. (“Bora”) (the “Camden Transaction”), which closed during the third quarter of 2024.
Other, net
Other, net went from $2.7 million in expense to $3.7 million in expense for the three months ended June 30, 2025. The change of $1.0 million is primarily related to a loss on remeasurement of the Warrant liability of $2.9 million, partially offset by favorable foreign currency exchange revaluations.
Income tax provision (benefit)
Income tax provision (benefit) decreased $18.1 million, or (136)%, to $4.8 million for the three months ended June 30, 2025. The decrease was primarily due to a change in jurisdictional mix of income and losses, and a decrease of profitability in the second quarter of 2025 relative to the first quarter.
Six Months Ended June 30, 2025 Compared with Six Months Ended June 30, 2024
Revenues and gross margin

	Six Months Ended June 30,
(dollars in millions)	2025	2024	% Change
Total revenues	$363.1	$555.1	(35)%
Contracts and grants	23.7	14.6	62%
Product and services sales, net	$339.4	$540.5	(37)%

Cost of product and services sales, net	$155.4	$440.7	(65)%
Intangible asset amortization	32.5	32.5	—%

Gross margin (1)	$151.5	$67.3	125%
Gross margin % (1)	45%	12%

(1) Gross margin is calculated as product and services sales, net less cost of product and services sales, net and intangible asset amortization. Gross margin percentage is calculated as gross margin divided by products and services sales, net.

Total revenues decreased $192.0 million, or 35%, to $363.1 million for the six months ended June 30, 2025. The decrease was due to lower Commercial Products revenue of $125.7 million, Services revenue of $71.6 million and MCM Products revenue of $3.8 million, partially offset by an increase in Contracts and grants revenue of $9.1 million.
Intangible asset amortization was consistent at $32.5 million for the six months ended June 30, 2025 and 2024.
Gross margin increased $84.2 million to $151.5 million for the six months ended June 30, 2025. Gross margin percentage increased 33 percentage points to 45% for the six months ended June 30, 2025. The increase in gross margin was due to improvements in Services gross margin driven by the accounting for the Settlement Agreement with Janssen in the prior year period and improvements in MCM Products gross margin, partially offset by a decrease in Commercial Products gross margin. Gross margin and gross margin percentage exclude Contracts and grants revenues because the related costs are R&D expenses.
See "Reportable Segment Results" for an expanded discussion of revenues and gross margin.

Unallocated corporate operating expenses
R&D Expenses
R&D expenses decreased $20.2 million, or 42%, to $27.6 million for the six months ended June 30, 2025. The decrease was primarily due to write-offs related to program terminations in the second quarter of 2024 and decreases in overhead and severance related costs. This decrease was partially offset by an increase in costs associated with the EbangaTM development work.
SG&A Expenses
SG&A expenses decreased $74.5 million, or 44%, to $96.1 million for the six months ended June 30, 2025. The decrease was primarily due to an improvement of $34.2 million in compensation and other employee related costs as a result of the restructuring initiatives that began during the first quarter of 2023 and a reduction of $30.6 million for professional services fees related to general corporate initiatives in the prior year and legal service fees, coupled with a decrease in marketing costs. SG&A expenses as a percentage of total revenues decreased 4 percentage points to 26% for the six months ended June 30, 2025.
Impairment of Long-Lived Assets
Impairment of long-lived assets decreased $27.2 million, or 100%, due to no impairment recognized during the six months ended June 30, 2025. The $27.2 million non-cash impairment charge in the second quarter of 2024 was related to our Bayview and Rockville asset groups within the Bioservices reporting unit.
Interest expense
Interest expense decreased $18.5 million, or 39%, to $29.4 million for the six months ended June 30, 2025. The decrease was primarily due to lower interest costs related to our syndicated borrowings and lower amortization of debt service costs, partially offset by higher interest expense related to our Term Loan Agreement.
Loss on assets held for sale
Loss on assets held for sale decreased $27.8 million, or 70%, to $12.2 million for the six months ended June 30, 2025. The loss on assets held for sale in the current period is related to warehouse space in Maryland and in the prior period it is related to the Camden Transaction, which closed during the third quarter of 2024.
Other, net
Other, net went from $6.1 million in expense to $66.0 million in income for the six months ended June 30, 2025. The change of $72.1 million is primarily attributable to the $50.0 million of income associated with development milestone achievements related to CHIK VLP coupled with a gain on the sale of the Company’s Baltimore-Bayview Facility, a gain on remeasurement of the Warrant liability, favorable foreign currency exchange revaluations, and a one-time write off of an equity method investment in the first quarter of 2024.
Income tax provision (benefit)
Income tax provision (benefit) increased $3.5 million, or 21%, to $19.9 million for the six months ended June 30, 2025. The increase was primarily due to a change in jurisdictional mix of income and losses, reflecting a higher U.S. profitability in the second quarter of 2025 relative to 2024.

REPORTABLE SEGMENT RESULTS
COMMERCIAL PRODUCT SEGMENT

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2025	2024	% Change	2025		2024	% Change
Revenues	$67.5	$120.0	(44)%	$112.8		$238.5	(53)%
Cost of sales	36.4	53.4	(32)%	60.9		105.5	(42)%
Intangible asset amortization	9.4	9.5	(1)%	18.9		18.9	—%
Gross margin (1)	$21.7	$57.1	(62)%	$33.0		$114.1	(71)%
Gross margin % (1)	32%	48%		29%		48%

Add back:
Intangible asset amortization	$9.4	$9.5	(1)%	18.9		18.9	—%
Restructuring costs	0.2	—	NM	0.2	—	—	NM

Segment adjusted gross margin (2)	$31.3	$66.6	(53)%	$52.1		$133.0	(61)%
Segment adjusted gross margin % (2)	46%	56%		46%		56%

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

NM - Not meaningful
Three Months Ended June 30, 2025 Compared with Three Months Ended June 30, 2024
Naloxone
NARCAN® sales decreased $52.5 million, or 44%, to $67.5 million for the three months ended June 30, 2025. The decrease was primarily driven by lower sales of OTC NARCAN® and lower Canadian sales of branded NARCAN®, primarily driven by an unfavorable price and volume mix.
Cost of Product Sales and Gross Margin
Cost of Commercial Product sales decreased $17.0 million, or 32%, to $36.4 million for the three months ended June 30, 2025. The decrease was primarily due to lower sales of OTC NARCAN® and lower Canadian sales of branded NARCAN®.
Commercial Products gross margin decreased $35.4 million, or 62%, to $21.7 million for the three months ended June 30, 2025. Commercial Products gross margin percentage decreased 16 percentage points to 32% for the three months ended June 30, 2025. The decrease was largely due to lower sales of OTC NARCAN® and lower branded NARCAN® sales, as well as an unfavorable price and volume mix. Commercial Products segment adjusted gross margin in the current year period excludes the impact of intangible asset amortization of $9.4 million and restructuring costs of $0.2 million.

Six Months Ended June 30, 2025 Compared with Six Months Ended June 30, 2024
Naloxone
NARCAN® sales decreased $125.7 million, or 53%, to $112.8 million for the six months ended June 30, 2025. The decrease was primarily driven by lower sales of OTC NARCAN® and lower Canadian sales of branded NARCAN®, primarily driven by an unfavorable price and volume mix.
Cost of Product Sales and Gross Margin
Cost of Commercial Product sales decreased $44.6 million, or 42%, to $60.9 million for the six months ended June 30, 2025. The decrease was primarily due to lower sales of OTC NARCAN® and lower Canadian sales of branded NARCAN®.
Commercial Products gross margin decreased $81.1 million, or 71%, to $33.0 million for the six months ended June 30, 2025. Commercial Products gross margin percentage decreased 19 percentage points to 29% for the six months ended June 30, 2025. The decrease was largely due to lower sales of OTC NARCAN® and lower branded NARCAN® sales, as well as an unfavorable price and volume mix. Commercial Products segment adjusted gross margin in the current year period excludes the impact of intangible asset amortization of $18.9 million and restructuring costs of $0.2 million.
MCM PRODUCTS SEGMENT

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2025	2024	% Change	2025	2024	% Change
Revenues	$58.4	$63.4	(8)%	$215.0	$218.8	(2)%
Cost of sales	25.8	31.1	(17)%	76.0	93.3	(19)%
Intangible asset amortization	6.8	6.8	—%	13.6	13.6	—%
Gross margin (1)	$25.8	$25.5	1%	$125.4	$111.9	12%
Gross margin % (1)	44%	40%		58%	51%

Add back:
Intangible asset amortization	$6.8	$6.8	—%	$13.6	$13.6	—%
Changes in fair value of contingent consideration	—	0.1	(100)%	—	0.6	(100)%
Restructuring costs	(0.4)	2.7	(115)%	(1.2)	2.6	(146)%
Inventory step-up provision	—	—	NM	1.8	—	NM

Segment adjusted gross margin (2)	$32.2	$35.1	(8)%	$139.6	$128.7	8%
Segment adjusted gross margin % (2)	55%	55%		65%	59%

(1) Gross margin is calculated as revenues less cost of sales and intangible asset amortization. Gross margin percentage is calculated as gross margin divided by revenues.
(2) Segment adjusted gross margin, which is a non-GAAP financial measure, for our MCM Products segment is calculated as gross margin plus intangible asset amortization, restructuring costs, inventory step-up provision and changes in fair value of contingent consideration. Segment adjusted gross margin percentage, which is a non-GAAP financial measure, is calculated as segment adjusted gross margin divided by revenues. The Company’s management utilizes segment adjusted gross margin and segment adjusted gross margin percentage for purposes of evaluating our ongoing operations and for internal planning and forecasting purposes. We believe that these non-GAAP operating measures, when reviewed collectively with our GAAP financial information, provide useful supplemental information to investors in assessing our operating performance.

NM - Not meaningful

Three Months Ended June 30, 2025 Compared with Three Months Ended June 30, 2024
Anthrax MCM
Anthrax MCM sales decreased $27.1 million, or 70%, to $11.6 million for the three months ended June 30, 2025. The decrease primarily reflects the impact of the timing of sales related to CYFENDUS®, partially offset by the timing of sales of BioThrax®. Anthrax vaccine product sales are primarily made under annual purchase options exercised by the USG. Fluctuations in revenues result from the timing of the exercise of annual purchase options, the timing of USG purchases, the availability of governmental funding and Company delivery of orders that follow.
Smallpox MCM
Smallpox MCM sales increased $22.7 million, or 127%, to $40.6 million for the three months ended June 30, 2025. The increase was primarily due to higher VIGIV CNJ-016® sales due to timing, partially offset by lower ACAM2000® sales, due to timing. Fluctuations in revenues from Smallpox MCM result from the timing of the exercise of annual purchase options in the existing procurement contracts, the timing of USG purchases, the availability of governmental funding and Company delivery of orders that follow.
Other Products
Other Products sales decreased $0.6 million, or 9%, to $6.2 million for the three months ended June 30, 2025. The decrease was primarily due to no RSDL® product sales in the current year period due to the sale of RSDL® to SERB in the third quarter of 2024, partially offset by higher BAT® sales due to timing.
Cost of MCM Product Sales and Gross Margin
Cost of MCM product sales decreased $5.3 million, or 17%, to $25.8 million for the three months ended June 30, 2025. The decrease was primarily due to lower Raxibacumab inventory reserves, lower sales of ACAM2000® due to timing, lower shut-down costs and no RSDL® product sales in the current year period due to the sale of RSDL® to SERB in the third quarter of 2024, partially offset by an increase in VIGIV CNJ-016® sales due to timing.
MCM Product gross margin increased $0.3 million, or 1%, to $25.8 million for the three months ended June 30, 2025. MCM Product gross margin percentage increased 4 percentage points to 44% for the three months ended June 30, 2025. The increase in gross margin percentage was primarily due to a favorable sales mix which was weighted more heavily towards higher margin products and a decrease in shutdown costs compared with the second quarter of 2024. MCM Product segment adjusted gross margin in the current year period excludes the impacts of intangible asset amortization of $6.8 million and restructuring costs of $(0.4) million.
Six Months Ended June 30, 2025 Compared with Six Months Ended June 30, 2024
Anthrax MCM
Anthrax MCM sales decreased $35.1 million, or 37%, to $59.5 million for the six months ended June 30, 2025. The decrease reflects the impact of the timing of sales related to CYFENDUS®, partially offset by the timing of sales related to Anthrasil® and BioThrax®. Anthrax vaccine product sales are primarily made under annual purchase options exercised by the USG. Fluctuations in revenues result from the timing of the exercise of annual purchase options, the timing of USG purchases, the availability of governmental funding and Company delivery of orders that follow.
Smallpox MCM
Smallpox MCM sales increased $78.9 million, or 116%, to $147.0 million for the six months ended June 30, 2025. The increase was primarily due to higher VIGIV CNJ-016®, ACAM2000® and TEMBEXA® sales due to timing. Fluctuations in revenues from Smallpox MCM result from the timing of the exercise of annual purchase options in the existing procurement contracts, the timing of USG purchases, the availability of governmental funding and Company delivery of orders that follow.
Other Products
Other Products sales decreased $47.6 million, or 85%, to $8.5 million for the six months ended June 30, 2025. The decrease was primarily due to lower BAT® sales due to timing and no RSDL® product sales in the current year period due to the sale of RSDL® to SERB in the third quarter of 2024.

Cost of MCM Product Sales and Gross Margin
Cost of MCM product sales decreased $17.3 million, or 19%, to $76.0 million for the six months ended June 30, 2025. The decrease was primarily due to lower sales of BAT® and CYFENDUS® due to timing, no RSDL® product sales due to the sale of RSDL® to SERB in the third quarter of 2024, lower shut-down costs and lower Raxibacumab inventory reserves, partially offset by an increase in Anthrasil® and VIGIV CNJ-016® due to timing, and TEMBEXA® sales due to higher unit volume.
MCM Product gross margin increased $13.5 million, or 12%, to $125.4 million for the six months ended June 30, 2025. MCM Product gross margin percentage increased 7 percentage points to 58% for the six months ended June 30, 2025. The increase in gross margin percentage was primarily due to a favorable sales mix which was weighted more heavily towards higher margin products and a decrease in shutdown costs compared with the prior year period. MCM Product segment adjusted gross margin in the current year period excludes the impacts of intangible asset amortization of $13.6 million, inventory step-up provision of $1.8 million and restructuring costs of $(1.2) million.
ALL OTHER REVENUE
Three Months Ended June 30, 2025 Compared with Three Months Ended June 30, 2024
Services Revenues
Services revenues decreased $60.3 million, or 93%, to $4.4 million for the three months ended June 30, 2025. The decrease was primarily attributable to the one time $50.0 million arbitration settlement (the “Settlement Agreement”) with Janssen Pharmaceuticals, Inc. (“Janssen”), one of the Janssen Pharmaceutical Companies of Johnson & Johnson, related to the 2022 termination of the manufacturing services agreement with Janssen, coupled with a decrease in revenue from the Company’s Camden facility in the current year period, which was sold to Bora in the third quarter of 2024, partially offset by an increase in production at the Company's Winnipeg facility.
Contracts and Grants
Contracts and grants revenue increased $4.0 million, or 61%, to $10.6 million for the three months ended June 30, 2025. The increase was due to development work in connection with EbangaTM.
Six Months Ended June 30, 2025 Compared with Six Months Ended June 30, 2024
Services Revenues
Services revenues decreased $71.6 million, or 86%, to $11.6 million for the six months ended June 30, 2025. The decrease was primarily attributable to the one time $50.0 million arbitration settlement with Janssen related to the Settlement Agreement, coupled with a decrease in revenue from the Company’s Camden facility in the current year period, which was sold to Bora in the third quarter of 2024, partially offset by an increase in production at the Company's Winnipeg facility.
Contracts and Grants
Contracts and grants revenue increased $9.1 million, or 62%, to $23.7 million for the six months ended June 30, 2025. The increase was due to development work in connection with EbangaTM.

Three Months Ended June 30, 2024 Compared with Three Months Ended June 30, 2023
Revenues and gross margin

	Three Months Ended June 30,
(dollars in millions)	2024	2023	% Change
Total revenues	$254.7	$337.9	(25)%
Contracts and grants	6.6	6.6	—%
Product and services sales, net	$248.1	$331.3	(25)%

Cost of product and services sales, net	$296.1	$190.6	55%
Intangible asset amortization	16.3	16.1	1%

Gross margin (1)	$(64.3)	$124.6	(152)%
Gross margin % (1)	(26)%	38%

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
Intangible asset amortization increased $0.2 million, or 1%, to $16.3 million for the three months ended June 30, 2024. The increase was due to amortization expense for the intangible asset related to EbangaTM.
Gross margin decreased $188.9 million, or 152%, to $(64.3) million for the three months ended June 30, 2024. Gross margin percentage decreased 64 percentage points to (26)% for the three months ended June 30, 2024. The decrease in gross margin was due to decreases in Services gross margin of $120.3 million, MCM Products gross margin of $51.6 million and Commercial Products gross margin of $17.0 million. Gross margin and gross margin percentage exclude Contracts and grants revenues because the related costs are R&D expenses.
See "Reportable Segment Results" for an expanded discussion of revenues and gross margin.
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
SG&A Expenses
SG&A expenses decreased $5.5 million, or 6%, to $85.9 million for the three months ended June 30, 2024. The decrease was primarily due to lower employee related expenses and compensation as a result of restructuring initiatives during 2023, coupled with a decrease in marketing expense. The decrease was partially offset by higher legal services fees for disputes and other corporate initiatives, as well as higher restructuring costs. SG&A expenses as a percentage of total revenues increased 7 percentage points to 34% for the three months ended June 30, 2024.
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

Interest expense
Interest expense decreased $5.0 million, or 17%, to $23.6 million for the three months ended June 30, 2024. The decrease was primarily due to lower interest costs related to our syndicated borrowings and debt service costs attributable to the negotiation of the Fourth Amendment to Amended and Restated Credit Agreement, Waiver and First Amendment to Amended and Restated Collateral Agreement in the second quarter of 2023, partially offset by higher interest expense related to the termination of our interest rate swap hedging agreements.
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
Other, net
Other, net went from $3.6 million in expense to $2.7 million in expense for the three months ended June 30, 2024. The change of $0.9 million, or 25%, was primarily attributable to lower interest income, due to lower balances in our money market accounts.
Income tax provision
Income tax provision increased $2.1 million, or 19%, to $13.3 million for the three months ended June 30, 2024. The increase was primarily due to an increase in taxable income in the Company’s profitable jurisdictions.
Six Months Ended June 30, 2024 Compared with Six Months Ended June 30, 2023
Revenues and gross margin

	Six Months Ended June 30,
(dollars in millions)	2024	2023	% Change
Total revenues	$555.1	$502.2	11%
Contracts and grants	14.6	13.1	11%
Product and services sales, net	$540.5	$489.1	11%

Cost of product and services sales, net	$440.7	$343.5	28%
Intangible asset amortization	32.5	33.1	(2)%

Gross margin (1)	$67.3	$112.5	(40)%
Gross margin % (1)	12%	23%

(1) Gross margin is calculated as product and services sales, net less cost of product and services sales, net and intangible asset amortization. Gross margin percentage is calculated as gross margin divided by revenues.

NM - Not meaningful
Total revenues increased $52.9 million, or 11%, to $555.1 million for the six months ended June 30, 2024. The increase was due increases in Services revenue of $39.7 million, MCM Products revenue of $17.3 million and Contracts and grants revenue of $1.5 million, partially offset by a decrease Commercial Products revenue of $5.6 million.
Intangible asset amortization decreased $0.6 million, or 2%, to $32.5 million for the six months ended June 30, 2024. The decrease was due to a decrease in amortization expense resulting from the intangibles sold with our travel health business to Bavarian Nordic, partially offset by an increase in amortization expense for the intangible asset related to EbangaTM.
Gross margin decreased $45.2 million, or 40%, to $67.3 million for the six months ended June 30, 2024. Gross margin percentage decreased 11 percentage points to 12% for the six months ended June 30, 2024. The decrease in gross margin was due to decreases in Services gross margin of $94.8 million and Commercial Products gross margin of $10.1 million, partially offset by an increase in MCM Products gross margin of $59.7 million. Gross margin and gross margin percentage exclude Contracts and grants revenues because the related costs are R&D expenses.

See "Reportable Segment Results" for an expanded discussion of revenues and gross margin.
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
SG&A Expenses
SG&A expenses decreased $22.1 million, or 11%, to $170.6 million for the six months ended June 30, 2024. The decrease was primarily due to lower employee related expenses and compensation as a result of restructuring initiatives during 2023 and lower professional services fees related to general corporate initiatives, including organizational transformation consulting fees. These decreases were partially offset by higher legal services fees for disputes and strategic corporate initiatives, as well as higher restructuring costs. SG&A expenses as a percentage of total revenues decreased 7 percentage points to 31% for the six months ended June 30, 2024.
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
Interest expense
Interest expense increased $1.4 million, or 3%, to $47.9 million for the six months ended June 30, 2024. The increase was primarily due to interest expense related to the termination of our interest rate swap hedging agreements and one-time debt service costs attributable to the negotiation of the Forbearance Agreement and Sixth Amendment and the Seventh Amendment to the Amended and Restated Credit Agreement, partially offset by lower interest costs related to our syndicated borrowings.
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
Income tax provision
Income tax provision decreased $20.4 million, or 55%, to $16.4 million for the six months ended June 30, 2024. The decrease largely due to the jurisdictional mix of income and losses. The effective tax rate was (6)% for the six months ended June 30, 2024 as compared with (9)% in 2023. The effective annual tax rate increased largely due the jurisdictional mix of income and losses.

REPORTABLE SEGMENT RESULTS
COMMERCIAL PRODUCT SEGMENT

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2024	2023	% Change	2024	2023	% Change
Revenues	$120.0	$137.9	(13)%	$238.5	$244.1	(2)%
Cost of sales	53.4	54.4	(2)%	105.5	100.2	5%
Intangible asset amortization	9.5	9.4	1%	18.9	19.7	(4)%
Gross margin (1)	$57.1	$74.1	(23)%	$114.1	$124.2	(8)%
Gross margin % (1)	48%	54%		48%	51%

Add back:
Intangible asset amortization	$9.5	$9.4	1%	$18.9	$19.7	(4)%

Segment adjusted gross margin (2)	$66.6	$83.5	(20)%	$133.0	$143.9	(8)%
Segment adjusted gross margin % (2)	56%	61%		56%	59%

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

Three Months Ended June 30, 2024 Compared with Three Months Ended June 30, 2023
Naloxone
NARCAN® sales decreased $13.9 million, or 10%, to $120.0 million for the three months ended June 30, 2024. The decrease was primarily driven by an unfavorable price and volume mix in 2024 to U.S. public interest channels and lower Canadian market sales, partially offset by higher sales of OTC NARCAN® through wholesaler channels, which launched in the third quarter of 2023.
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
Commercial Products gross margin decreased $17.0 million, or 23%, to $57.1 million for the three months ended June 30, 2024. Commercial Products gross margin percentage decreased 6 percentage point to 48% for the three months ended June 30, 2024. The decrease was largely due to an unfavorable price and volume mix in 2024 for NARCAN® products, partially offset by the sale of the products associated with our travel health business to Bavarian Nordic. Commercial Products segment adjusted gross margin in the current year period excludes the impact of intangible asset amortization of $9.5 million.

Six Months Ended June 30, 2024 Compared with Six Months Ended June 30, 2023
Naloxone
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
Commercial Products gross margin decreased $10.9 million, or 8%, to $114.1 million for the six months ended June 30, 2024. Commercial Products gross margin percentage decreased 3 percentage point to 48% for the six months ended June 30, 2024. The decrease was largely due to an unfavorable price and volume mix in 2024 for NARCAN® products, partially offset by the sale of the products associated with our travel health business to Bavarian Nordic. Commercial Products segment adjusted gross margin in the current year period excludes the impact of intangible asset amortization of $18.9 million.

MCM PRODUCTS SEGMENT

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2024	2023	% Change	2024	2023	% Change
Revenues	$63.4	$164.3	(61)%	$218.8	$201.5	9%
Cost of sales	31.1	80.5	(61)%	93.3	135.9	(31)%
Intangible asset amortization	6.8	6.7	1%	13.6	13.4	1%
Gross margin (1)	$25.5	$77.1	(67)%	$111.9	$52.2	114%
Gross margin % (1)	40%	47%		51%	26%

Add back:
Intangible asset amortization	$6.8	$6.7	1%	$13.6	$13.4	1%
Changes in fair value of contingent consideration	0.1	0.4	(75)%	0.6	0.7	(14)%
Restructuring costs	2.7	—	NM	2.6	2.0	30%
Inventory step-up provision	—	1.9	(100)%	—	1.9	(100)%

Segment adjusted gross margin (2)	$35.1	$86.1	(59)%	$128.7	$70.2	83%
Segment adjusted gross margin % (2)	55%	52%		59%	35%

(1) Gross margin is calculated as revenues less cost of sales and intangible asset amortization. Gross margin percentage is calculated as gross margin divided by revenues.
(2) Segment adjusted gross margin, which is a non-GAAP financial measure, for our MCM Products segment is calculated as gross margin plus intangible asset amortization, restructuring costs, inventory step-up provision and changes in fair value of contingent consideration. Segment adjusted gross margin percentage, which is a non-GAAP financial measure, is calculated as segment adjusted gross margin divided by revenues. The Company’s management utilizes segment adjusted gross margin and segment adjusted gross margin percentage for purposes of evaluating our ongoing operations and for internal planning and forecasting purposes. We believe that these non-GAAP operating measures, when reviewed collectively with our GAAP financial information, provide useful supplemental information to investors in assessing our operating performance.

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
Smallpox MCM
Smallpox MCM sales decreased $105.9 million, or 86%, to $17.9 million for the three months ended June 30, 2024. The decrease was primarily due to timing of USG purchases of ACAM2000® and VIGIV CNJ-016®. Fluctuations in revenues from Smallpox MCM result from the timing of the exercise of annual purchase options in the existing procurement contracts, the timing of USG purchases, the availability of governmental funding and Company delivery of orders that follow.
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
MCM Product gross margin decreased $51.6 million, or 67%, to $25.5 million for the three months ended June 30, 2024. MCM Product gross margin percentage decreased 7 percentage points to 40% for the three months ended June 30, 2024. MCM Product segment adjusted gross margin in the current year period excludes the impacts of intangible asset amortization of $6.8 million, non-cash items related to changes in the fair value of contingent consideration of $0.1 million and restructuring costs of $2.7 million.
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
MCM Product gross margin increased $59.7 million, or 114%, to $111.9 million for the six months ended June 30, 2024. MCM Product gross margin percentage increased 25 percentage points to 51% for the six months ended June 30, 2024. The increase was largely due to overall higher sales volumes with a favorable product mix weighted more heavily to higher margin products coupled with lower allocations to Cost of MCM Product sales at our Bayview facility and lower shutdown related costs, a reduction in Trobigard® related costs, due to the Trobigard® revocation, and realization of previously adjusted inventory values. MCM Product segment adjusted gross margin in the current year period excludes the impacts of intangible asset amortization of $13.6 million, non-cash items related to changes in the fair value of contingent consideration of $0.6 million and restructuring costs of $2.6 million.
ALL OTHER REVENUES
Three Months Ended June 30, 2024 Compared with Three Months Ended June 30, 2023
Services
Services revenues increased $35.6 million, or 122%, to $64.7 million for the three months ended June 30, 2024. The increase was primarily attributable to the $50.0 million arbitration settlement with Janssen related to the Settlement Agreement, coupled with an increase in production at the Company’s Camden facility. The increase was partially offset by lower production at the Company's Canton and Winnipeg facilities, prior year quarter recognition of revenue related to the resolution of a customer’s outstanding obligation and the completion of a lease for a Bioservices customer at our Canton facility.

Contracts and Grants
Contracts and grants revenue was consistent at $6.6 million for the three months ended June 30, 2024.
Six Months Ended June 30, 2024 Compared with Six Months Ended June 30, 2023
Services revenues increased $39.7 million, or 91%, to $83.2 million for the six months ended June 30, 2024. The increase was primarily attributable to the $50.0 million arbitration settlement with Janssen related to the Settlement Agreement, coupled with increased production at our Camden facility. The increase was partially offset by reduced production activities at the Company's Canton and Winnipeg facilities and the completion of a lease for a Bioservices customer at our Canton facility.
Contracts and Grants
Contracts and grants revenue increased $1.5 million, or 11%, to $14.6 million for the six months ended June 30, 2024. The increase was related to work under the EbangaTM program, partially offset by the wind-down of our other funded development initiatives.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Our financial condition is summarized as follows:

	June 30,	December 31,
(dollars in millions)	2025	2024	Change %
Financial assets:
Cash and cash equivalents	$267.3	$99.5	169%
Restricted cash	3.7	6.1	(39)%
Total cash, cash equivalents and restricted cash	$271.0	$105.6	157%

Borrowings:
Debt	667.8	663.7	1%
Total borrowings	$667.8	$663.7	1%

Working capital:
Current assets	$719.5	$598.7	20%
Current liabilities	127.1	162.4	(22)%
Total working capital	$592.4	$436.3	36%
Principal Sources of Capital Resources
We have historically financed our operating and capital expenditures through existing cash and cash equivalents, cash from operations, development contracts and grant funding and borrowings under various credit agreements, including our Term Loan Agreement and other lines of credit we have established from time to time. We also occasionally obtain financing from the sale of our common stock upon exercise of stock options. As of June 30, 2025, we had unrestricted cash and cash equivalents of $267.3 million and available borrowing capacity of up to $100.0 million under the Revolving Credit Agreement. As of June 30, 2025, the Company believes that its sources of liquidity, including debt and cash flows from operating activities, are adequate to fund its operations for at least the next twelve months from the issuance of these condensed consolidated financial statements.
2025 Share Repurchase Program
On March 31, 2025, the Company announced that its Board of Directors had authorized the repurchase of up to $50.0 million of the Company’s common stock (the “2025 Share Repurchase Program”) on or before March 27, 2026. Repurchases under the 2025 Share Repurchase Program may be made from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors, including the market price of the Company’s common shares, macroeconomic environment and other investment opportunities, consistent with the Company’s insider trading policy. The 2025 Share Repurchase Program may be suspended or discontinued at any time. During the three and six months ended June 30, 2025, the Company utilized $6.9 million to repurchase 1.1 million shares at an average price of $6.12 per share, excluding commissions and excise taxes. As of June 30, 2025, we had $43.1 million available to repurchase under the 2025 Share Repurchase Program.

Cash Flows
The following table provides information regarding our cash flows for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
(in millions)	2025	2024
Net cash provided by (used in):
Operating activities	$95.2	$(15.1)
Investing activities	76.7	(15.4)
Financing activities	(6.8)	(10.2)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	0.3	—
Net change in cash, cash equivalents and restricted cash	$165.4	$(40.7)
Operating Activities:
Net cash provided by operating activities for the six months ended June 30, 2025 increased $110.3 million as compared with the six months ended June 30, 2024. The increase in net cash provided by operating activities was primarily due to higher net income excluding non-cash items of $241.7 million, partially offset by a decrease in cash provided by prepaid and other assets of $130.8 million.
Investing Activities:
Net cash provided by investing activities for the six months ended June 30, 2025 increased $92.1 million as compared with the six months ended June 30, 2024. The increase in net cash provided by investing activities was attributable to the $50.0 million in aggregate milestone payments received in 2025 related to the sale of our travel health business to Bavarian Nordic, the $38.2 million in proceeds from the sale of property, plant and equipment, including proceeds from the sale of our Baltimore-Bayview facility to Syngene, net of transaction costs, and a reduction in purchases of property, plant and equipment.
Financing Activities:
Net cash used in financing activities for the six months ended June 30, 2025 decreased $3.4 million as compared with the six months ended June 30, 2024. The decrease in net cash used in financing activities was primarily due to 2024 activity related to the following items; principal payments on our former term loan facility, debt issuance costs and net cash provided by our former revolving credit facility. The decrease was partially offset by an increase in cash used in financing activities related to the purchases of treasury stock in the current period.
Debt
As of June 30, 2025, the Company has $700.0 million of fixed and variable rate debt with varying maturities. See Note 10, “Debt” in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1, of this Form 10-Q for further discussion.
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
Unused Credit Capacity
Available room under the Revolving Loans as of June 30, 2025 and December 31, 2024 was:

(in millions)	June 30, 2025	December 31, 2024
Total Capacity	$100.0	$100.0
Unused Capacity	$100.0	$100.0

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
We have assessed our exposure to changes in interest rates by analyzing the sensitivity to our operating results assuming various changes in market interest rates. A hypothetical increase of one percentage point in the eurocurrency rate as of June 30, 2025 would increase our interest expense by approximately $2.5 million annually.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2025, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in internal control over financial reporting
There have not been any changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act that occurred during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our Board of Directors authorized the 2025 Share Repurchase Program for up to $50.0 million of the Company’s common stock through March 27, 2026. Any share repurchases will depend upon, among other factors, market conditions, the market price of the Company’s common shares, macroeconomic environment and other investment opportunities. The existence of the 2025 Share Repurchase Program could cause our stock price, in certain cases, to be higher or lower than it otherwise would be and could potentially reduce the market liquidity or have other unintended consequences for our stock. We can provide no assurance that we will repurchase shares of our common stock at favorable prices, if at all. Although the 2025 Share Repurchase Program is intended to enhance long-term stockholder value, we can provide no assurance it will do so. The 2025 Share Repurchase Program does not obligate the Company to acquire any particular amount of common stock and it may be suspended or discontinued, or the amount to be spent by the Company to repurchase shares could be reduced, at any time at the Company’s discretion. Any decision to reduce or discontinue repurchasing shares of our common stock pursuant to our 2025 Share Repurchase Program could cause the market price for our common stock to decline and may negatively impact our reputation and investor confidence in us.

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
The table below presents information regarding shares of our common stock that we repurchased during the three months ended June 30, 2025 under the 2025 Share Repurchase Program:

Issuer Purchases of Equity Securities
Periods	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)
April 1, 2025 - April 30, 2025	200,000	$5.01	200,000	$48,983,899
May 1, 2025 - May 31, 2025	478,681	$6.25	478,681	$45,954,001
June 1, 2025 - June 30, 2025	441,500	$6.48	441,500	$43,057,235
Total	1,120,181		1,120,181

(1) Exclusive of commissions and nondeductible 1% excise tax, which excise was imposed pursuant to the Inflation Reduction Act of 2022 enacted into law on August 16, 2022.
(2) Dollar amounts presented are inclusive of commissions and nondeductible 1% excise tax.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
During the three months ended June 30, 2025, directors and officers (as defined in Exchange Act Rule 16a-1(f)) of the Company adopted written plans for the sale of the Company’s common stock intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) (“Rule 10b5-1 trading arrangements”) as set forth in the table below.

Name	Position	Action	Adoption date	Rule 10b5-1 Trading Plan Provides for Purchase/Sale (1)	Total Shares of Common Stock to be Sold	Expiration Date (2)
Kathryn Zoon	Director	Adoption	May 16, 2025	Sale	24,286	May 15, 2026

(1) Sales may begin on the 91st day following the adoption of the Rule 10b5-1 trading arrangement.
(2) Subject to early termination in accordance with the terms of the Rule 10b5-1 trading arrangement.
The above-named director is currently and is expected to remain in compliance with share ownership guidelines following the sale of any common shares pursuant to her Rule 10b5-1 trading arrangement.
ITEM 6. EXHIBITS
The exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index immediately preceding the exhibits hereto.

Exhibit Index

Exhibit Number	Description
10.1 #	Modification No. 19, effective April 4, 2025, to the BARDA AV7909 Contract.
31.1 #	Certification of the Chief Executive Officer, pursuant to Exchange Act Rule 13a-14(a).
31.2 #	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).
32.1 #	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 #	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 #
The following financial information related to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statement of Changes in Stockholders' Equity; and (vi) the related Notes to the Condensed Consolidated Financial Statements.

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

EMERGENT BIOSOLUTIONS INC.

By: /s/JOSEPH C. PAPA Joseph C. Papa President. Chief Executive Officer and Director (Principal Executive Officer)

Date: August 6, 2025

By: /s/RICHARD S. LINDAHL Richard S. Lindahl Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Date: August 6, 2025