Form 10-Q
period 2025-09-30
Emergent BioSolutions Inc.
filed 2025-10-30
CIK 1367644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 22, 2025, the registrant had 52,519,964 shares of common stock outstanding.

Emergent BioSolutions Inc. and Subsidiaries
Form 10-Q

EMERGENT BIOSOLUTIONS INC.
PART I. FINANCIAL INFORMATION
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q and the documents we incorporate by reference include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. All statements, other than statements of historical fact, including statements regarding the future performance of Emergent BioSolutions Inc. or any of our businesses, our business strategy, future operations, future financial position, future revenues and earnings, our ability to achieve the objectives of our restructuring initiatives and divestitures, including our future results, projected costs, prospects, plans and objectives of management, are forward-looking statements. We generally identify forward-looking statements by using words like “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “future,” “goal,” “intend,” “may,” “plan,” “position,” “possible,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would,” and similar expressions or variations thereof, or the negative thereof, but these terms are not the exclusive means of identifying such statements. These forward-looking statements are based on our current intentions, beliefs, assumptions and expectations regarding future events based on information that is currently available. You should realize that if underlying assumptions prove inaccurate or unknown risks or uncertainties materialize, actual results could differ materially from our expectations. You are, therefore, cautioned not to place undue reliance on any forward-looking statement contained herein. Any such forward-looking statement speaks only as of the date on which such statement is made and, except as required by law, we do not undertake any obligation to update any forward-looking statement to reflect new information, events or circumstances.
There are a number of important factors that could cause our actual results to differ materially from those indicated by such forward-looking statements, including, among others:
•the availability of U.S. government (“USG”) funding for contracts related to procurement of our medical countermeasures (“MCM”) products, including CYFENDUS® (Anthrax Vaccine Adsorbed (AVA), Adjuvanted), previously known as AV7909, ACAM2000® (Smallpox (Vaccinia) Vaccine, Live), CNJ-016® (Vaccinia Immune Globulin Intravenous, Human (VIGIV)), BAT® (Botulism Antitoxin Heptavalent (A,B,C,D,E,F,G)-(Equine)), BioThrax® (Anthrax Vaccine Adsorbed), EbangaTM (ansuvimab-zykl) and/or TEMBEXA® among others, as well as contracts related to development of medical countermeasures;
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
•our ability to realize the expected benefits from divestitures and restructuring activities;
•the success of our commercialization, marketing and manufacturing capabilities and strategy;
•our ability to identify and acquire companies, businesses, products or product candidates that satisfy our selection criteria;
•our ability to attract and retain qualified personnel;
•our ability to adequately secure and protect our intellectual property rights;
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
The foregoing sets forth many, but not all, of the factors that could cause actual results to differ materially from our expectations in any forward-looking statement. In addition, other risks and uncertainties not presently known to us or that we currently believe to be immaterial could affect the accuracy of any forward-looking statements. When evaluating our forward-looking statements, you should consider this cautionary statement along with the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures About Market Risk” in this Quarterly Report on Form 10-Q, as well as the risks identified in our other reports filed with the SEC. New factors may emerge from time to time, and it is not possible for management to predict all such factors, nor can it assess the impact of any such factor on the business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement.
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

ITEM 1. FINANCIAL STATEMENTS
Emergent BioSolutions Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions, except per share amounts)

	September 30, 2025	December 31, 2024
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$245.5	$99.5
Restricted cash	3.7	6.1
Accounts receivable, net	149.5	154.5
Inventories, net	356.3	311.7
Prepaid expenses and other current assets	25.6	26.9
Assets held for sale	6.3	—
Total current assets	786.9	598.7

Property, plant and equipment, net	209.8	270.6
Intangible assets, net	452.7	501.5
Other assets	11.6	18.9
Total assets	$1,461.0	$1,389.7

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$57.4	$60.9
Accrued expenses	13.9	17.7
Accrued compensation	36.6	56.1
Other current liabilities	24.1	27.7
Liabilities held for sale	4.5	—
Total current liabilities	136.5	162.4

Debt	663.1	663.7
Deferred tax liability	36.3	41.7
Other liabilities	42.6	39.1
Total liabilities	878.5	906.9

Stockholders' equity:
Preferred stock, $0.001 par value per share; 15.0 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value per share; 200.0 shares authorized, 60.6 and 59.9 shares issued; 52.7 and 54.3 shares outstanding, respectively	0.1	0.1
Treasury stock, at cost, 7.9 and 5.6 common shares, respectively	(243.5)	(227.7)
Additional paid-in capital	938.6	928.0
Accumulated other comprehensive loss, net	(7.5)	(5.2)
Accumulated deficit	(105.2)	(212.4)
Total stockholders’ equity	582.5	482.8
Total liabilities and stockholders’ equity	$1,461.0	$1,389.7
See accompanying notes to condensed consolidated financial statements.

Emergent BioSolutions Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(unaudited, in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Product and services sales, net	$222.0	$283.8	$561.4	$824.3
Contracts and grants	9.1	10.0	32.8	24.6
Total revenues	231.1	293.8	594.2	848.9

Operating expenses:
Cost of product and services sales, net (1)	85.9	122.6	241.3	563.3
Research and development	13.5	13.8	41.1	61.6
Selling, general and administrative	38.9	76.6	135.0	247.2
Amortization of intangible assets	16.3	16.3	48.8	48.8
Impairment of long-lived assets	—	—	—	27.2
Total operating expenses	154.6	229.3	466.2	948.1

Income (loss) from operations	76.5	64.5	128.0	(99.2)

Other income (expense):
Interest expense	(15.2)	(8.3)	(44.6)	(56.2)
Gain (loss) on sale of business and assets held for sale	—	64.3	(12.2)	24.3
Other, net	(3.7)	21.9	62.3	15.8
Total other income (expense), net	(18.9)	77.9	5.5	(16.1)

Income (loss) before income taxes	57.6	142.4	133.5	(115.3)
Income tax provision	6.4	27.6	26.3	44.0
Net income (loss)	$51.2	$114.8	$107.2	$(159.3)

Earnings (loss) per common share
Basic	$0.96	$2.16	$1.99	$(3.03)
Diluted	$0.91	$2.06	$1.89	$(3.03)

Weighted average shares outstanding
Basic	53.2	53.1	53.9	52.6
Diluted	56.5	55.6	56.7	52.6

(1) Exclusive of intangible asset amortization
See accompanying notes to condensed consolidated financial statements.

Emergent BioSolutions Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited, in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$51.2	$114.8	$107.2	$(159.3)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net	0.6	(1.8)	(2.3)	(1.6)
Total other comprehensive income (loss), net of tax	0.6	(1.8)	(2.3)	(1.6)
Comprehensive income (loss), net of tax	$51.8	$113.0	$104.9	$(160.9)
See accompanying notes to condensed consolidated financial statements.

Emergent BioSolutions Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(unaudited, in millions)

	Nine Months Ended September 30,
	2025	2024
Operating Activities
Net income (loss)	$107.2	$(159.3)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Share-based compensation expense	10.9	13.7
Depreciation and amortization	72.3	82.8
Change in fair value of contingent obligations, net	—	0.6
Amortization of deferred financing costs	7.2	5.2
Deferred income taxes	(5.5)	(5.1)
Loss (gain) on sale of business and assets held for sale	12.2	(32.2)
Change in fair value of warrant liability	(1.8)	(1.1)
Impairment of long-lived assets	—	27.2
Loss on disposal of assets	3.5	28.9
Other	(8.7)	3.9
Changes in operating assets and liabilities:
Accounts receivable	(26.4)	52.7
Inventories	(44.5)	(35.5)
Prepaid expenses and other assets	27.1	146.3
Accounts payable	(19.8)	(22.8)
Accrued expenses and other liabilities	(27.0)	32.9
Long-term incentive plan accrual	2.3	2.5
Accrued compensation	(21.8)	(9.9)
Income taxes receivable and payable, net	4.6	26.6
Contract liabilities	1.1	(18.8)
Net cash provided by operating activities	92.9	138.6
Investing Activities
Purchases of property, plant and equipment	(9.9)	(21.2)
Proceeds from sale of property, plant and equipment	38.2	7.6
Milestone payments from prior asset divestiture	50.0	—
Proceeds from sale of business	—	110.2
Purchase of convertible note receivable	(5.0)	—
Net cash provided by investing activities	73.3	96.6
Financing Activities
Proceeds from the issuance of debt, net of lender fees	—	219.0
Proceeds allocated to warrants issued in conjunction with debt	—	13.4
Proceeds allocated to common stock issued in conjunction with debt	—	9.3
Principal payments on term loan facility	—	(198.2)
Proceeds from revolving credit facility	—	65.0
Principal payments on revolving credit facility	—	(284.2)
Debt issuance costs	—	(14.6)
Proceeds from issuance of common stock upon exercise of stock options	1.0	—
Repurchase of debt	(6.9)	—
Purchases of treasury stock	(15.8)	—
Proceeds from share-based compensation activity	—	0.7
Taxes paid for share-based compensation activity	(1.0)	(0.9)
Net cash used in financing activities:	(22.7)	(190.5)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	0.1	—
Net change in cash, cash equivalents and restricted cash	143.6	44.7
Cash, cash equivalents and restricted cash, beginning of period	105.6	111.7
Cash, cash equivalents and restricted cash, end of period	$249.2	$156.4
Supplemental cash flow disclosures:
Cash paid for interest	$41.7	$55.8
Cash paid for income taxes, net of refunds	$27.5	$35.5
Non-cash investing and financing activities:
Purchases of property, plant and equipment unpaid at period end	$1.8	$1.6
Gain on extinguishment of debt	$1.1	$0.6
Issuance of common stock in conjunction with debt	$—	$7.7
Excise tax liability accrued for common stock repurchases	$0.2	$—
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$245.5	$149.9
Restricted cash	3.7	6.5
Total	$249.2	$156.4
See accompanying notes to condensed consolidated financial statements.

Emergent BioSolutions Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders' Equity
(unaudited, in millions)

	$0.001 Par Value Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2024	59.9	$0.1	(5.6)	$(227.7)	$928.0	$(5.2)	$(212.4)	$482.8
Net income	—	$—	—	$—	$—	$—	$68.0	$68.0
Share-based compensation activity	0.2	—	—	—	2.8	—	—	2.8
Other comprehensive loss, net of tax	—	—	—	—	—	(0.9)	—	(0.9)
Balance at March 31, 2025	60.1	$0.1	(5.6)	$(227.7)	$930.8	$(6.1)	$(144.4)	$552.7
Net loss	—	$—	—	$—	$—	$—	$(12.0)	$(12.0)
Share-based compensation activity	0.3	—	—	—	4.4	—	—	4.4
Repurchases of common stock	—	—	(1.1)	(6.9)	—	—	—	(6.9)
Other comprehensive loss, net of tax	—	—	—	—	—	(2.0)	—	(2.0)
Balance at June 30, 2025	60.4	$0.1	(6.7)	$(234.6)	$935.2	$(8.1)	$(156.4)	$536.2
Net income	—	$—	—	$—	$—	$—	$51.2	$51.2
Share-based compensation activity	0.2	—	—	—	3.4	—	—	3.4
Repurchases of common stock	—	—	(1.2)	(8.9)	—	—	—	(8.9)
Other comprehensive income, net of tax	—	—	—	—	—	0.6	—	0.6
Balance at September 30, 2025	60.6	$0.1	(7.9)	$(243.5)	$938.6	$(7.5)	$(105.2)	$582.5

	$0.001 Par Value Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	57.8	$0.1	(5.6)	$(227.7)	$904.4	$(5.7)	$(21.8)	$649.3
Net income	—	$—	—	$—	$—	$—	$9.0	$9.0
Share-based compensation activity	0.2	—	—	—	5.4	—	—	5.4
Other comprehensive income, net of tax	—	—	—	—	—	0.2	—	0.2
Balance at March 31, 2024	58.0	$0.1	(5.6)	$(227.7)	$909.8	$(5.5)	$(12.8)	$663.9
Net loss	—	$—	—	$—	$—	$—	$(283.1)	$(283.1)
Share-based compensation activity	0.5	—	—	—	5.5	—	—	5.5
Balance at June 30, 2024	58.5	$0.1	(5.6)	$(227.7)	$915.3	$(5.5)	$(295.9)	$386.3
Net income	—	$—	—	$—	$—	$—	$114.8	$114.8
Share-based compensation activity	0.1	—	—	—	1.4	—	—	1.4
Issuance of common stock	1.1	—	—	—	7.7	—	—	7.7
Other comprehensive loss, net of tax	—	—	—	—	—	(1.8)	—	(1.8)
Balance at September 30, 2024	59.7	$0.1	(5.6)	$(227.7)	$924.4	$(7.3)	$(181.1)	$508.4
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
The Company is focused on the following four PHT categories: chemical, biological, radiological, nuclear and explosives (“CBRNE”); emerging infectious diseases (“EID”); emerging health crises; and acute, emergency and community care. As of September 30, 2025, the Company has a portfolio of 11 products consisting of vaccines, therapeutics, and drug-device combination products, including KLOXXADO® Nasal Spray for which the Company obtained certain exclusive commercial rights for product sales and marketing in the United States and Canada. The revenue generated by the products comprises a substantial portion of the Company's revenue. The Company structures the business with a focus on markets and customers. As such, the key components of the business structure include the following four product and service categories: Anthrax - Medical Countermeasures (“MCM”) products, Naloxone commercial products, Smallpox - MCM products and Emergent Bioservices (CDMO) (“Bioservices”).
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
All adjustments contained in the accompanying unaudited condensed consolidated financial statements are of a normal recurring nature and are necessary to present fairly the financial position of the Company as of September 30, 2025. Interim results are not necessarily indicative of results that may be expected for any other interim period or for an entire year.
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

3.    Assets and liabilities held for sale
On March 10, 2025, the Company classified the assets and related liabilities associated with warehouse space in Maryland as held for sale. In the accompanying Condensed Consolidated Balance Sheet as of September 30, 2025, the assets and liabilities that are expected to be conveyed are classified as held for sale and are measured at the lower of (i) the carrying value of the disposal group and (ii) the fair value of the disposal group, less estimated costs to sell. An orderly liquidation value was applied to estimate the fair value of the assets held for sale, representing Level 3 non-recurring fair value measurement. Effective with the designation of the assets as held for sale on March 10, 2025, the Company suspended recording depreciation of property, plant and equipment and right-of-use assets while these assets are classified as held for sale. Any loss resulting from the measurement is recognized in the period the held for sale criteria are met. Conversely, gains are not recognized until the date of sale. The Company recognized a loss on assets held for sale of $12.2 million during the nine months ended September 30, 2025 in “Gain (loss) on sale of business and assets held for sale” within non-operating activities on the Condensed Consolidated Statements of Operations.
Assets and liabilities classified as held for sale in the Condensed Consolidated Balance Sheet as of September 30, 2025 consist of the following:

September 30, 2025
Assets held for sale:
Prepaid expenses and other current assets	$0.4
Property, plant and equipment, net	13.6
Other assets	4.5
Valuation allowance	(12.2)
Total assets held for sale	$6.3

Liabilities held for sale:
Other current liabilities	$0.7
Other liabilities	3.8
Total liabilities held for sale	$4.5
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
•On February 14, 2025, Bavarian Nordic announced that the FDA approved CHIKV VLP under the Priority Review, which triggered a milestone payment in the amount of $30.0 million which was recorded in “Other, net” during the nine months ended September 30, 2025. The Company received this milestone payment during the first quarter of 2025.

•On February 28, 2025, Bavarian Nordic announced that the European Commission approved CHIKV VLP, which triggered a milestone payment receivable in the amount of $20.0 million which was recorded in “Other, net” during the nine months ended September 30, 2025. The Company received this milestone payment in the second quarter of 2025.
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
The Company and SERB entered into a transition services agreement (the “SERB TSA”) to ensure the orderly transition of RSDL® decontamination lotion and the related assets to SERB, and a supply agreement (the “SERB Supply Agreement”) pursuant to which SERB has a suite reservation at the Company’s Winnipeg facility where the Company will perform Bioservices activities to manufacture and supply bulk lotion to SERB. The Company and SERB also entered into a reverse supply agreement (together with the SERB TSA and the SERB Supply Agreement, the “SERB Agreements”) pursuant to which SERB supplies to the Company finished RSDL® for the purposes of the Company’s performance of certain transitional distribution services under customer contracts that have not yet transferred to SERB. Under the SERB Agreements, the Company will retain a portion of net sales received upon delivery of RSDL® to the delayed transfer customers. Income from performing services under the SERB TSA is recorded within “Product and services sales, net” on the Condensed Consolidated Statements of Operations and was $0.1 million and $1.7 million for the three and nine months ended September 30, 2025, respectively.
Sale of Baltimore-Camden Facility
On August 20, 2024, pursuant to the Asset Purchase Agreement, the Company completed the sale of its Drug Product facility in Baltimore-Camden to an affiliate of Bora. The Baltimore-Camden facility, which was part of the Company’s Services operating segment, had clinical and commercial non-viral aseptic fill/finish services on four fill lines, including lyophilization, formulation development, and support services. At closing, Bora paid a cash purchase price of approximately $35.0 million, which included customary closing adjustments to date for working capital and transaction expenses of the business at closing. As a result of the divestiture, the Company recognized a pre-tax loss of $36.5 million, net of transaction costs of $3.8 million, during the year ended December 31, 2024 recorded within “Gain (loss) on sale of business and assets held for sale” on the Consolidated Statements of Operations.
In connection with the divestiture, the Company entered into a Transition Services Agreement (the “Bora TSA”) with Bora to help support its ongoing operations. Under the Bora TSA, the Company is providing certain transition services to Bora, including information technology, finance and enterprise resource planning, human resources, employee benefits and other limited services. Income from performing services under the Bora TSA is recorded within “Other, net” on the Condensed Consolidated Statements of Operations and was zero and $0.4 million for the three and nine months ended September 30, 2025, respectively.
Sale of Baltimore-Bayview Facility
On March 19, 2025, the Company completed the sale of its Baltimore-Bayview drug substance manufacturing facility to Syngene International (“Syngene”). At closing, Syngene paid a cash purchase price of $36.5 million. Pursuant to the sale, Syngene acquired the assets and equipment associated with the Baltimore-Bayview facility.
As a result of the divestiture, the Company recognized a pre-tax gain of $7.9 million, net of transaction costs of $1.2 million, during the nine months ended September 30, 2025 recorded within “Other, net” on the Condensed Consolidated Statements of Operations. The Company determined that the disposal of the Baltimore-Bayview facility does not qualify for reporting as a discontinued operation since it does not represent a strategic shift that has or will have a major effect on the Company’s operations and financial results.

5.    Impairment and restructuring charges
Impairment of long-lived assets
The Company tests its long-lived assets that are held and used for recoverability whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. There were no impairment charges recorded on long-lived assets during the three and nine months ended September 30, 2025.
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
The table below presents the total impairment charge by asset class for the nine months ended September 30, 2024:

Nine Months Ended September 30,
2024
Buildings, building improvements and leasehold improvements	$7.8
Furniture and equipment	14.1
Software	0.2
Construction-in-progress	5.1
Total impairment of long-lived assets	$27.2
Restructuring Charges
January 2023 Organizational Restructuring Plan
In January 2023, the Company initiated an organizational restructuring plan (the “January 2023 Plan”) intended to reduce operating costs, improve operating margins, and continue advancing the Company’s ongoing commitment to profitable growth. As part of the January 2023 Plan, the Company reduced its workforce by approximately 125 employees. The charges related to the January 2023 Plan consisted primarily of charges related to employee transition, severance payments and employee benefits. The cumulative amount of restructuring charge related to the January 2023 Plan since inception was $9.3 million. All activities related to the January 2023 Plan were substantially completed during the first quarter of 2023. Restructuring costs are recognized as an operating expense within the Condensed Consolidated Statement of Operations and are classified based on the Company’s classification policy for each category of operating expense.
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

May 2024 Organizational Restructuring Plan
In May 2024, the Company initiated the May 2024 Plan. These strategic actions led to a reduction of the Company’s workforce by approximately 300 employees across all areas of the Company and the elimination of approximately 85 positions that were vacant, as well as the closure of the Company’s Baltimore-Bayview Drug Substance manufacturing facility and Rockville, Maryland Drug Product facility. Decisions regarding the elimination of positions and the closure of manufacturing facilities were subject to local law and consultation requirements in certain countries, as well as the Company’s business needs. The cumulative amount of restructuring charge related to the May 2024 Plan since inception is $18.5 million. All activities related to the May 2024 Plan were substantially completed during the third quarter of 2024. Restructuring costs are recognized as an operating expense within the Condensed Consolidated Statement of Operations and are classified based on the Company's classification policy for each category of operating expense.
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
The following table presents the total restructuring costs related to the January 2023 Plan, August 2023 Plan, May 2024 Plan and August 2024 Plan by reportable segment as well as amounts included within non-reportable segments, unallocated corporate selling, general and administrative (“SG&A”) expense and research and development (“R&D”) expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Segment restructuring costs:
MCM Products	$0.2	$4.9	$(1.0)	$7.5
All other segments	—	0.1	—	0.3
Total restructuring costs included in Cost of product and services sales, net	$0.2	$5.0	$(1.0)	$7.8

Corporate restructuring costs:
SG&A	$0.1	$0.7	$(0.5)	$9.2
R&D	—	0.6	(0.6)	5.9
Total restructuring costs	$0.3	$6.3	$(2.1)	$22.9
The following table presents the total restructuring costs related to the January 2023 Plan, August 2023 Plan, May 2024 Plan and August 2024 Plan by function:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Employee transition	$—	$0.1	$—	$0.3
Severance payments	—	5.0	(1.3)	19.3
Employee benefits	0.3	1.2	(0.8)	3.3
Total restructuring costs	$0.3	$6.3	$(2.1)	$22.9
All financial impacts of the January 2023 Plan were reflected in the Company’s consolidated financial statements by the second quarter of 2024. As a result, there was no activity related to the January 2023 Plan for the three and nine months ended September 30, 2025. The following table provides the components of and changes in the Company’s restructuring accrual for the January 2023 Plan during the three and nine months ended September 30, 2024:

	Employee Transition	Severance Payments	Employee Benefits	Total
Balance at December 31, 2023	$—	$1.4	$—	$1.4
Cash payments	—	(1.3)	—	(1.3)
Balance at March 31, 2024	$—	$0.1	$—	$0.1
Cash payments	—	(0.1)	—	(0.1)
Balance at June 30, 2024	$—	$—	$—	$—
Balance at September 30, 2024	$—	$—	$—	$—
All financial impacts of the August 2023 Plan were reflected in the Company’s consolidated financial statements by the fourth quarter of 2024. As a result, there was no activity related to the August 2023 Plan for three and nine months ended September 30, 2025. The following table provides the components of and changes in the Company’s restructuring accrual for the August 2023 Plan during the three and nine months ended September 30, 2024:

	Employee Transition	Severance Payments	Employee Benefits	Total
Balance at December 31, 2023	$—	$5.3	$0.1	$5.4
Accruals	—	(0.5)	—	(0.5)
Cash payments	—	(3.6)	—	(3.6)
Balance at March 31, 2024	$—	$1.2	$0.1	$1.3
Accruals	—	(0.1)	—	(0.1)
Cash payments	—	(0.5)	(0.1)	(0.6)
Balance at June 30, 2024	$—	$0.6	$—	$0.6
Cash payments	—	(0.3)	—	(0.3)
Balance at September 30, 2024	$—	$0.3	$—	$0.3
The following tables provide the components of and changes in the Company’s restructuring accrual for the May 2024 Plan during the three and nine months ended September 30, 2025, and the three and nine months ended September 30, 2024:

	Employee Transition	Severance Payments	Employee Benefits	Total
Balance at December 31, 2024	$—	$4.5	$0.8	$5.3
Accruals	—	—	(0.7)	(0.7)
Cash payments	—	(2.7)	(0.1)	(2.8)
Balance at March 31, 2025	$—	$1.8	$—	$1.8
Accruals	—	(0.9)	—	(0.9)
Cash payments	—	(0.8)	—	(0.8)
Balance at June 30, 2025	$—	$0.1	$—	$0.1
Accruals	—	—	0.3	0.3
Cash payments	—	(0.1)	(0.3)	(0.4)
Balance at September 30, 2025	$—	$—	$—	$—

	Employee Transition	Severance Payments	Employee Benefits	Total
Balance at December 31, 2023	$—	$—	$—	$—
Balance at March 31, 2024	$—	$—	$—	$—
Accruals	0.2	14.8	2.2	17.2
Cash payments	(0.2)	—	—	(0.2)
Balance at June 30, 2024	$—	$14.8	$2.2	$17.0
Accruals	—	2.3	0.5	2.8
Cash payments	—	(6.3)	(0.7)	(7.0)
Balance at September 30, 2024	$—	$10.8	$2.0	$12.8
The following tables provide the components of and changes in the Company’s restructuring accrual for the August 2024 Plan during the three and nine months ended September 30, 2025, and the three and nine months ended September 30, 2024:

	Employee Transition	Severance Payments	Employee Benefits	Total
Balance at December 31, 2024	$—	$1.9	$0.5	$2.4
Accruals	—	(0.2)	(0.4)	(0.6)
Cash payments	—	(1.1)	(0.1)	(1.2)
Balance at March 31, 2025	$—	$0.6	$—	$0.6
Accruals	—	(0.2)	—	(0.2)
Cash payments	—	(0.4)	—	(0.4)
Balance at June 30, 2025	$—	$—	$—	$—
Balance at September 30, 2025	$—	$—	$—	$—

	Employee Transition	Severance Payments	Employee Benefits	Total
Balance at December 31, 2023	$—	$—	$—	$—
Balance at March 31, 2024	$—	$—	$—	$—
Balance at June 30, 2024	$—	$—	$—	$—
Accruals	0.1	2.7	0.7	3.5
Cash payments	(0.1)	—	—	(0.1)
Balance at September 30, 2024	$—	$2.7	$0.7	$3.4
6.    Inventories, net
Inventories, net consisted of the following:

	September 30, 2025	December 31, 2024
Raw materials and supplies	$126.5	$95.9
Work-in-process	115.8	86.3
Finished goods	114.0	129.5
Total inventories, net	$356.3	$311.7
Inventories, net is stated at the lower of cost or net realizable value.

7.    Property, plant and equipment, net
Property, plant and equipment, net consisted of the following:

	September 30, 2025	December 31, 2024 (1)
Land and improvements	$20.7	$25.8
Buildings, building improvements and leasehold improvements	159.4	196.1
Furniture and equipment	252.9	368.3
Software	62.2	67.2
Construction-in-progress	5.3	10.3
Property, plant and equipment, gross	$500.5	$667.7
Less: Accumulated depreciation and amortization	(290.7)	(397.1)
Total property, plant and equipment, net	$209.8	$270.6

(1) During 2024, the Company recorded non-cash impairment charges of $27.2 million related to certain Bioservices long-lived assets. See Note 5, “Impairment and restructuring charges” for more details regarding the impairment charge.

As of September 30, 2025 and December 31, 2024, construction-in-progress primarily included costs incurred to advance the Company’s MCM Products capabilities. Property, plant and equipment, net is stated at cost, less accumulated depreciation and amortization.
8.    Intangible assets
The Company’s finite-lived intangible assets consist of products acquired via business combinations or asset acquisitions. The following table summarizes the Company’s finite-lived intangible assets:

	Weighted Average Useful Life in Years	September 30, 2025			December 31, 2024
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Products	13.5	$855.4	$402.7	$452.7	$855.4	$353.9	$501.5
Total intangible assets		$855.4	$402.7	$452.7	$855.4	$353.9	$501.5
Amortization expense associated with the Company’s finite-lived intangible assets was recorded as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Amortization of intangible assets	$16.3	$16.3	$48.8	$48.8
9.    Fair value measurements
The table below presents information about the Company’s assets and liabilities that are regularly measured and carried at fair value and indicates the level within the fair value hierarchy of the valuation techniques the Company utilized to determine fair value:

	September 30, 2025				December 31, 2024
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Money market accounts	$105.8	$105.8	$—	$—	$45.7	$45.7	$—	$—
Total	$105.8	$105.8	$—	$—	$45.7	$45.7	$—	$—
Liabilities:
Warrant liability	$14.4	$—	$—	$14.4	$16.2	$—	$—	$16.2
Total	$14.4	$—	$—	$14.4	$16.2	$—	$—	$16.2

2024 Warrant liability
In connection with the Company’s Credit Agreement with OHA Agency LLC, as administrative agent, and the lenders from time to time party thereto (the “Term Loan Agreement”), the Company issued to the lenders warrants to purchase 1.0 million shares of the Company’s common stock at an exercise price of $9.8802 per share (the “Series I Warrants”) and warrants to purchase 1.5 million shares at an exercise price of $15.7185 per share (the “Series II Warrants” and, together with the Series I Warrants, the “Warrants”). The Warrants are currently exercisable and will expire on August 30, 2029. Because the Warrants could be cash settled based on events that are outside the control of the Company, it precludes the Warrants from applying the equity contract scope exception, and so are classified as a liability. As a result, the fair value of the Warrants will be remeasured each period with the gain or loss on the warrant liability included in “Other, net” on the Condensed Consolidated Statement of Operations. As of September 30, 2025 and December 31, 2024, the fair value of the warrant liability was $14.4 million and $16.2 million, respectively, and was included within “Other Liabilities” on the Condensed Consolidated Balance Sheets, as determined using the Black-Scholes method.
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
The table below is a reconciliation of the beginning and ending balance of the Company’s Level 3 warrant liability:

Warrant Liability
Balance at December 31, 2024	$16.2
Change in fair value	(9.5)
Balance at March 31, 2025	$6.7
Change in fair value	2.9
Balance at June 30, 2025	$9.6
Change in fair value	4.8
Balance at September 30, 2025	$14.4
The recurring Level 3 fair value measurement for the Company's warrant liability used the following significant unobservable inputs:

Warrant Liability	Valuation Technique	Unobservable Input	Range
2024 Warrants	Black-Scholes Method	Term (in years)	3.9
		Risk free interest rate	3.7%
		Volatility	103%
Non-variable rate debt
As of September 30, 2025 and December 31, 2024, the fair value of the Company’s 3.875% Senior Unsecured Notes due 2028 (the “Senior Unsecured Notes”) was $368.6 million and $369.1 million, respectively. The fair value was determined through market sources, which are Level 2 inputs and directly observable. The carrying amounts of the Company’s other long-term variable interest rate debt arrangements approximate their fair values (see Note 10, “Debt”, for more information regarding the Company’s repurchase of a portion of the Senior Unsecured Notes during the third quarter of 2025).

10.    Debt
The table below presents the components of the Company’s debt:

	September 30, 2025	December 31, 2024
Senior secured credit agreement - Term loan due 2029	$250.0	$250.0
3.875% Senior Unsecured Notes due 2028	443.1	450.0
Total debt	$693.1	$700.0
Unamortized debt issuance costs	(30.0)	(36.3)
Non-current portion of debt, net	$663.1	$663.7
There were $35.0 million of unamortized debt issuance costs recorded in connection with the execution of the Term Loan Agreement within a contra account to directly offset the Term Loan balance.
Debt issuance costs associated with the Company’s Revolving Loans, as described in further detail below, were recorded as an asset within “Other long-term assets” on the Company’s Condensed Consolidated Balance Sheets. As of September 30, 2025, the Company has $3.0 million in debt issuance costs associated with the Revolving Loans. If the Company draws on the capacity available under the Revolving Loans, the debt issuance costs would be reclassified to a contra account to directly offset the Revolving Loans balance.
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
On May 7, 2025, the Board of Directors authorized the Company to repurchase up to $30.0 million in aggregate principal amount of the Company’s Senior Unsecured Notes. The Company may seek to opportunistically use this authority to repurchase its Senior Unsecured Notes in open market purchases, privately negotiated transactions or otherwise. Any such repurchases will depend upon prevailing market conditions, our liquidity requirements, contractual restrictions, applicable securities law and other factors. During the three and nine months ended September 30, 2025, the Company repurchased $6.9 million principal amount of its outstanding Senior Unsecured Notes. The Company paid $5.8 million in cash, including fees and accrued interest, in connection with the repurchases and recognized a gain on extinguishment of approximately $1.1 million, which was included in “Other, net” on the Consolidated Statement of Operations. As of September 30, 2025, the Company had $23.1 million available to repurchase additional Senior Unsecured Notes.
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

The Term Loan will mature on the first to occur (such date, the “Term Loan Maturity Date”) of (i) August 30, 2029, (ii) the date of acceleration of the Term Loan upon the occurrence and during the continuance of an event of default and (iii) solely to the extent the aggregate principal amount of Senior Unsecured Notes outstanding exceeds $25.0 million, May 15, 2028, which is three months prior to the August 15, 2028 maturity date of the Senior Unsecured Notes. The Term Loan Agreement contains certain customary default and cross-default provisions, representations and warranties and affirmative and negative covenants, including (a) restrictions on prepayments and repurchases of indebtedness, including the Senior Unsecured Notes, subject to further customary permitted debt payments, (b) a minimum liquidity requirement of $75.0 million commencing on September 30, 2024 and tested every two weeks, and (c) a consolidated gross leverage ratio tested every fiscal quarter commencing with the fiscal quarter ending December 31, 2025, initially at 5.10:1.00 with step-downs as set forth in the Term Loan Agreement. As of September 30, 2025, the Company was in compliance with all covenants under the Term Loan Agreement.
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
The Revolving Loans accrue interest at the Base Rate (as defined in the Revolving Credit Agreement) plus a margin of 1.25% (such loans, “Revolving Base Rate Loans”) or, at the Company’s election, at a rate equal to Adjusted Term SOFR (as defined in the Revolving Credit Agreement and subject to a floor of 0.00%) plus a margin of 2.25% (such loans, “Revolving SOFR Loans”), in each case until September 30, 2025. After September 30, 2025, the applicable margin may be reduced to 0.75% in the case of Revolving Base Rate Loans, or 1.75% in the case of Revolving SOFR Loans, provided the Borrowers’ total leverage ratio is less than 4.00 to 1.00 for the most recently completed fiscal quarter and an event of default is not continuing. A default interest rate of an additional 2.00% per annum would apply on all outstanding obligations that are not paid when due.
The Revolving Loans will mature on the first to occur of (i) September 30, 2029; (ii) to the extent there remain outstanding any portion of the term loans extended under the Term Loan Agreement, the date that is 90 days prior to the maturity date under the Term Loan Agreement; and (iii) to the extent any of the Senior Unsecured Notes remain outstanding, May 17, 2028, which is 90 days prior to the August 15, 2028 maturity date of the Senior Unsecured Notes. The Revolving Credit Agreement contains certain customary default and cross-default provisions (including with respect to defaults under the Term Loan Agreement), representations and warranties and affirmative and negative covenants, including (a) restrictions on prepayments and repurchases of indebtedness, including the Senior Unsecured Notes, (b) restrictions on dispositions of material intellectual property, (c) a minimum liquidity requirement of $50.0 million through the day prior to the first date following September 30, 2025 on which the Company’s total leverage ratio measured as of the preceding 12-month period is less than 5.25 to 1.00 (the “Covenant Conversion Date”) and (d) from the Covenant Conversion Date, a fixed charge coverage ratio requirement of at least 1.00 to 1.00. As of September 30, 2025, the Company was in compliance with all covenants under the Revolving Credit Agreement.
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
The Company’s share-based compensation expense relates to stock options, performance stock options, restricted stock units, performance stock units and liability classified long-term incentive awards. During the nine months ended September 30, 2025, the Company granted stock options to purchase 1.6 million shares of common stock, 2.7 million restricted stock units and 0.3 million performance stock units. The grants were made under the Emergent BioSolutions Inc. Amended and Restated Stock Incentive Plan and the Emergent BioSolutions Inc. Inducement Plan. The performance stock units settle in stock at the end of a one-year performance period based on the Company's results compared to the performance criteria.
During the first quarter of 2024, the Company granted an $8.0 million long-term incentive award, subject to market conditions, with the option to settle in any combination of cash or shares, which is accounted for as a liability classified award. The Company’s performance stock options and the long-term incentive award are valued using Monte Carlo valuation models, and each have a performance period of five years to vest based on the Company’s stock price performance. The long-term incentive award is revalued at each reporting period until the award is earned or expires. The Company’s other equity awards typically vest over three equal annual installments beginning on the day prior to the anniversary of the grant date. The performance stock units settle in stock at the end of the three-year performance period based on the Company's results compared to the performance criteria. During the nine months ended September 30, 2025, 0.4 million stock options, 0.3 million of restricted stock units and an immaterial number of performance stock units were forfeited prior to the completion of the applicable vesting requirements or expiration.
Share-based compensation expense, net of forfeitures was recorded in the following financial statement line items:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of products and services sales, net	$0.3	$0.2	$0.9	$1.8
Research & development	0.2	—	0.6	1.0
Selling, general and administrative	4.3	2.1	9.4	10.9
Total share-based compensation expense	$4.8	$2.3	$10.9	$13.7
Stockholders’ equity
2025 Share Repurchase Program
On March 31, 2025, the Company announced that its Board of Directors had authorized the repurchase of up to $50.0 million of the Company’s common stock (the “2025 Share Repurchase Program”) on or before March 27, 2026. Repurchases under the 2025 Share Repurchase Program may be made from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors, including the market price of the Company’s common shares, macroeconomic environment and other investment opportunities, consistent with the Company’s insider trading policy. The 2025 Share Repurchase Program may be suspended or discontinued at any time. The Inflation Reduction Act of 2022, which was enacted on August 16, 2022, imposed a nondeductible 1%

excise tax on the net value of certain stock repurchases made after December 31, 2022. Excise tax accrued during the three and nine months ended September 30, 2025 was $0.2 million.
During the three and nine months ended September 30, 2025, the Company utilized $8.9 million and $15.8 million to repurchase 1.1 million and 2.3 million shares, respectively, at an average price of $7.87 and $7.00 per share, excluding commissions and excise taxes, respectively. As of September 30, 2025, the Company had $34.2 million available to repurchase shares under the 2025 Share Repurchase Program.
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
2024 Warrant Issuance
In connection with the Term Loan Agreement, the Company issued to the lenders Series I Warrants to purchase 1.0 million shares of common stock and Series II Warrants to purchase 1.5 million shares of common stock. The Warrants are currently exercisable and will expire on August 30, 2029. Because the Warrants could be cash settled based on events that are outside the control of the Company, it precludes the Warrants from applying the equity contract scope exception, and so are classified as a liability. As of September 30, 2025, the fair value of the Warrants was $14.4 million. See Note 9, “Fair value measurements,” for more information on the accounting treatment and valuation of the Warrants.
As of September 30, 2025, the Company had the following Warrants outstanding to acquire shares of its common stock:

	Warrants Outstanding	Range of Exercise Price per Share	Expiration Date
Warrants issued related to the Term Loan Agreement	2.5	$9.88 - $15.72	August 2029
Total	2.5
During the three and nine months ended September 30, 2025, no Warrants expired or were exercised.

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
The following table presents the calculation of basic and diluted earnings (loss) per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net income (loss)	$51.2	$114.8	$107.2	$(159.3)
Denominator:
Weighted-average number of shares outstanding-basic	53.2	53.1	53.9	52.6
Dilutive securities - equity awards	3.3	2.5	2.8	—
Weighted-average number of shares outstanding-diluted	56.5	55.6	56.7	52.6
Earnings (loss) per common share - basic	$0.96	$2.16	$1.99	$(3.03)
Earnings (loss) per common share - diluted	$0.91	$2.06	$1.89	$(3.03)
Anti-dilutive securities	5.0	2.6	4.7	4.4
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

The Company's revenues disaggregated by major sources for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30, 2025			Three Months Ended September 30, 2024
	USG	Non-USG	Total	USG	Non-USG	Total
Commercial Product sales	$0.7	$74.2	$74.9	$—	$95.3	$95.3
MCM Product sales	123.2	19.3	142.5	161.8	12.4	174.2
All other revenues (1)	9.1	4.6	13.7	9.7	14.6	24.3
Total revenues	$133.0	$98.1	$231.1	$171.5	$122.3	$293.8

(1) “All other revenues” includes Services and Contracts and grants revenue.

	Nine Months Ended September 30, 2025			Nine Months Ended September 30, 2024
	USG	Non-USG	Total	USG	Non-USG	Total
Commercial Product sales	$2.0	$185.7	$187.7	$0.4	$333.4	$333.8
MCM Product sales	235.8	121.7	357.5	319.7	73.3	393.0
All other revenues (1)(2)	31.8	17.2	49.0	23.7	98.4	122.1
Total revenues	$269.6	$324.6	$594.2	$343.8	$505.1	$848.9

(1) “All other revenues” includes Services and Contracts and grants revenue.
(2) “All other revenues” for the nine months ended September 30, 2024 includes $50.0 million attributable to the confidential arbitration settlement (the “Settlement Agreement”) with Janssen Pharmaceuticals, Inc. (“Janssen”) related to the 2022 termination of the manufacturing services agreement with Janssen (the “Janssen Agreement”). The revenue is related to raw materials purchased for the Janssen Agreement which Janssen had not reimbursed. See Note 16, “Litigation” for additional information related to the accounting treatment and settlement of the arbitration with Janssen.

Transaction price allocated to remaining performance obligations
As of September 30, 2025, the Company has future contract value on unsatisfied performance obligations of approximately $322.5 million associated with all arrangements entered into by the Company. The Company expects to recognize $259.2 million of unsatisfied performance obligations within the next 24 months. The amount and timing of revenue recognition for unsatisfied performance obligations can change. The future revenues associated with unsatisfied performance obligations exclude the value of unexercised option periods in the Company’s revenue arrangements. Often the timing of manufacturing activities changes based on customer needs and resource availability. Government funding appropriations can impact the timing of product deliveries. The success of the Company's development activities that receive development funding support from the USG under development contracts can also impact the timing of revenue recognition.
Contract assets
The Company considers accounts receivable and deferred costs associated with revenue generating contracts, which are not included in inventory or property, plant and equipment and that the Company does not currently have a contractual right to bill, to be contract assets. As of September 30, 2025 and December 31, 2024, the Company had $2.3 million and $9.7 million, respectively, of contract assets recorded within “Accounts receivable, net” on the Condensed Consolidated Balance Sheets.
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

Contract Liabilities
Balance at December 31, 2024	$9.3
Balance at September 30, 2025	$10.3
Revenue recognized in the period from amounts included in contract liability at the beginning of the period:	$2.1

As of September 30, 2025 and December 31, 2024, the current portion of contract liabilities was $6.1 million and $4.8 million, respectively, and was included in “Other current liabilities” on the Condensed Consolidated Balance Sheets.
Accounts receivable and allowance for expected credit losses
Accounts receivable, including unbilled accounts receivable contract assets, consist of the following:

	September 30, 2025	December 31, 2024
Accounts receivable:
Billed	$131.5	$135.4
Unbilled	19.3	19.6
Allowance for expected credit losses	(1.3)	(0.5)
Accounts receivable, net	$149.5	$154.5
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
The components of lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease cost:
Amortization of right-of-use assets	$0.4	$0.7	$1.5	$2.5
Interest on lease liabilities	0.2	0.2	0.6	0.6
Total operating lease cost	$0.6	$0.9	$2.1	$3.1
Operating lease costs are reflected as components of “Cost of product and services sales, net”, “R&D” expense and “SG&A” expense on the Company's Condensed Consolidated Statements of Operations.
Supplemental balance sheet information related to lessee activities is as follows:

Leases	Classification	September 30, 2025	December 31, 2024
Operating lease right-of-use assets	Other assets	$7.2	$11.7

Operating lease liabilities, current portion	Other current liabilities	$1.8	$2.7
Operating lease liabilities	Other liabilities	6.1	9.7
Total operating lease liabilities		$7.9	$12.4

Operating leases:
Weighted average remaining lease term (years)		5.5	5.8
Weighted average discount rate		8.0%	5.5%
15.    Income taxes
The estimated effective annual tax rate as of September 30, 2025 and 2024 for the years ended December 31, 2025 and 2024, excluding the impact of discrete adjustments, was 22% and 20%, respectively. The effective tax rate for the nine months ended September 30, 2025 and 2024 was 20% and (38)%, respectively. The increase in the estimated effective annual tax rate and the effective quarterly tax rate is primarily due to an increase in estimated profit combined with a change in jurisdictional mix of income and losses.
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
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. These impacts did not have a material effect on the tax rate for the three and nine months ended September 30, 2025.

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
The Proposed Settlement provided that no later than 20 business days following the satisfaction of all conditions precedent set forth in the Proposed Settlement, Defendants must cause their insurers to pay to the Company a settlement amount of $15.0 million, less a court-approved fee and expense amount (the “Settlement Amount”). Additionally, no later than 60 days following the satisfaction of all conditions precedent set forth in the Proposed Settlement, the Company must effectuate a series of corporate governance reforms and maintain such reforms for a period of not less than four years, subject to the terms and conditions set forth in the Proposed Settlement. On May 9, 2025, the United States District Court for the District of Maryland (the “Court”) issued an order granting preliminary approval of the Proposed Settlement. The Proposed Settlement included no admission of fault, liability or wrongdoing by any of the Defendants. On August 6, 2025, the Court granted final approval of the Proposed Settlement without modification.
The Company received the Settlement Amount in September 2025. Accordingly, during the three and nine months ended September 30, 2025, the Company recorded $10.5 million with respect to the Settlement Amount as a reduction of “Selling, general and administrative” expenses on the Condensed Consolidated Statement of Operations.
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
In the second quarter of 2021, the Company also received inquiries and subpoenas from the House Committee on Oversight and Reform and the Select Subcommittee on the Coronavirus Crisis and Senator Murray of the Committee on Health, Education, Labor and Pensions. The Company produced documents and provided testimony and briefings as requested in response to these inquiries and the Select Subcommittee released its final report related to the coronavirus crisis on December 9, 2022.
Also in the second quarter of 2021, the Company also received subpoenas from the SEC related to certain disclosures regarding the incidents described above under the heading “Securities and shareholder litigation.” The Company has been cooperating with the SEC’s investigation. During the first quarter of 2025, the Company determined that a loss resulting from the investigation was probable and that the amount of loss could be reasonably estimated. As a result, the Company recorded an accrual within “Selling, general and administrative” expenses on the Consolidated Statement of Operations for the year ended December 31, 2024 of $1.5 million, and the related liability was included in “Other current liabilities” on the Company’s Consolidated Balance Sheet as of December 31, 2024. On April 7, 2025, the Company consented to the SEC’s entry of an administrative order under which the Company agreed to cease and desist from committing or causing a violation of Section 17(a)(2) of the Securities Act of 1933 and to pay a fine of $1.5 million. The Company paid the fine on April 18, 2025 and no liability balance remains on the Company’s Consolidated Balance Sheet as of September 30, 2025.

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
The following table presents segment information provided to the CODM, along with a reconciliation of segment adjusted gross margin to income before income taxes as reported in the Condensed Consolidated Statement of Operation for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues reportable segments:
Commercial Products	$74.9	$95.3	$187.7	$333.8
MCM Products	142.5	174.2	357.5	393.0
Reconciliation of revenue:	217.4	269.5	545.2	726.8
All other revenues (1)	13.7	24.3	49.0	122.1
Total revenues	$231.1	$293.8	$594.2	$848.9

Cost of sales reportable segments:
Commercial Products (2)	$42.6	$47.2	$103.3	$152.7
MCM Products (3)	37.9	47.9	113.3	138.0
Total of reportable segments	$80.5	$95.1	$216.6	$290.7

Segment adjusted gross margin reportable segments:
Commercial Products (2)	$32.3	$48.1	$84.4	$181.1
MCM Products (3)	104.6	126.3	244.2	255.0
Total of reportable segments	$136.9	$174.4	$328.6	$436.1

Reconciliation to income (loss) before income taxes:
All other revenues less other costs of revenue (1)	$8.5	$2.9	$25.3	$(141.2)
Amortization of intangible assets	(16.3)	(16.3)	(48.8)	(48.8)
Restructuring costs	(0.2)	(4.9)	0.8	(7.5)
Inventory step-up provision	—	(1.2)	(1.8)	(1.2)
Changes in fair value of financial instruments	—	—	—	(0.6)
Impairment of long-lived assets	—	—	—	(27.2)
Research and development	(13.5)	(13.8)	(41.1)	(61.6)
Selling, general and administrative	(38.9)	(76.6)	(135.0)	(247.2)
Interest expense	(15.2)	(8.3)	(44.6)	(56.2)
Gain (loss) on sale of business and assets held for sale	—	64.3	(12.2)	24.3
Other, net	(3.7)	21.9	62.3	15.8
Income (loss) before income taxes	$57.6	$142.4	$133.5	$(115.3)

(1) “All other revenues” and “All other revenues less other cost of revenue” includes Services and Contracts and grants revenue, and Services and Contracts and grants revenue less Cost of services, respectively.

(2) Excludes $— million and $0.2 million of restructuring costs for the three and nine months ended September 30, 2025, respectively.
(3) For 2025, excludes $1.8 million of inventory step-up provision for the nine months ended September 30, 2025 and $0.2 million and $(0.8) million of restructuring costs for the three and nine months ended September 30, 2025, respectively. For 2024, excludes $0.6 million of changes in fair value of financial instruments for the nine months ended September 30, 2024; it also excludes $4.9 million and $7.5 million of restructuring costs, and $1.2 million of inventory step up for each of the three and nine months ended September 30, 2024.

The following table includes depreciation expense for each reportable segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Depreciation from reportable segments:
MCM Products	$4.7	$4.7	$13.8	$16.0
Items not included in depreciation from reportable segments:
All other segment	0.3	2.3	2.9	7.4
Other	2.1	3.1	6.8	10.6
Total depreciation	$7.1	$10.1	$23.5	$34.0

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

Other Strategic Activities
May 2024 Organizational Restructuring Plan
In May 2024, the Company initiated the May 2024 Plan. These strategic actions led to a reduction of the Company’s workforce by approximately 300 employees across all areas of the Company and the elimination of approximately 85 positions that were vacant, as well as the closure of the Company’s Baltimore-Bayview Drug Substance manufacturing facility and Rockville, Maryland Drug Product facility. Decisions regarding the elimination of positions and the closure of manufacturing facilities were subject to local law and consultation requirements in certain countries, as well as the Company’s business needs. The cumulative amount of restructuring charge related to the May 2024 Plan since inception is $18.5 million. All activities related to the May 2024 Plan were substantially completed during the third quarter of 2024. Restructuring costs are recognized as an operating expense within the Condensed Consolidated Statement of Operations and are classified based on the Company's classification policy for each category of operating expense.
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
August 2025 Settlement
On March 7, 2025, plaintiffs Lincolnshire and Pooja Sayal filed a motion in the United States District Court for the District of Maryland seeking preliminary approval of a stipulation of settlement with regard to the putative shareholder derivative lawsuits filed in 2021 and 2022 (“Proposed Settlement”). The Proposed Settlement provided that Defendants must cause their insurers to pay to the Company a settlement amount of $15.0 million, less a court-approved fee and expense amount (the “Settlement Amount”). On May 9, 2025, the United States District Court for the District of Maryland (the “Court”) issued an order granting preliminary approval of the Proposed Settlement. On August 6, 2025, the Court granted final approval of the Proposed Settlement without modification. The Company received the Settlement Amount in September 2025. Accordingly, during the three and nine months ended September 30, 2025, the Company recorded $10.5 million with respect to the Settlement Amount as a reduction of “Selling, general and administrative” expenses on the Condensed Consolidated Statement of Operations.
2025 Share Repurchase Program
On March 31, 2025, the Company announced that its Board of Directors had authorized the repurchase of up to $50.0 million of the Company’s common stock (the “2025 Share Repurchase Program”) on or before March 27, 2026. During the three and nine months ended September 30, 2025, the Company utilized $8.9 million and $15.8 million to repurchase 1.1 million and 2.3 million shares, respectively, at an average price of $7.87 and $7.00 per share, excluding commissions and excise taxes, respectively. As of September 30, 2025, the Company had $34.2 million available to repurchase shares under the 2025 Share Repurchase Program.
Senior Unsecured Note Repurchases
The Board has authorized the Company to use up to $30.0 million to repurchase Senior Unsecured Notes in open market purchases, privately negotiated transactions or otherwise. During the three and nine months ended September 30, 2025, there was $6.9 million in principal repurchases of the Company’s Senior Unsecured Notes for $5.8 million in cash, including fees, and the Company recognized a gain on extinguishment of approximately $1.1 million. As of September 30, 2025, the Company had $23.1 million available to repurchase additional Senior Unsecured Notes.
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
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law in the United States. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. These impacts did not have a material effect on the tax rate for the three and nine months ended September 30, 2025.

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

RESULTS OF OPERATIONS
Operating Results:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions, except %)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Revenues
Commercial Product sales, net:
Naloxone	$74.9	$95.3	$(20.4)	(21)%	$187.7	$333.8	$(146.1)	(44)%
Total Commercial Product sales, net	74.9	95.3	(20.4)	(21)%	187.7	333.8	(146.1)	(44)%

MCM Product sales, net:
Anthrax MCM	1.4	11.4	(10.0)	(88)%	60.9	106.0	(45.1)	(43)%
Smallpox MCM	83.6	132.7	(49.1)	(37)%	230.6	200.8	29.8	15%
Other Products	57.5	30.1	27.4	91%	66.0	86.2	(20.2)	(23)%
Total MCM Product sales, net	142.5	174.2	(31.7)	(18)%	357.5	393.0	(35.5)	(9)%

All other revenues (1)	13.7	24.3	(10.6)	(44)%	49.0	122.1	(73.1)	(60)%

Total revenues	$231.1	$293.8	$(62.7)	(21)%	$594.2	$848.9	$(254.7)	(30)%

Operating expenses:
Cost of product and services sales, net(2)	85.9	122.6	(36.7)	(30)%	241.3	563.3	(322.0)	(57)%
Research and development	13.5	13.8	(0.3)	(2)%	41.1	61.6	(20.5)	(33)%
Selling, general and administrative	38.9	76.6	(37.7)	(49)%	135.0	247.2	(112.2)	(45)%
Amortization of intangible assets	16.3	16.3	—	—%	48.8	48.8	—	—%
Impairment of long-lived assets	—	—	—	NM	—	27.2	(27.2)	(100)%
Total operating expenses	154.6	229.3	(74.7)	(33)%	466.2	948.1	(481.9)	(51)%

Income (loss) from operations	76.5	64.5	12.0	19%	128.0	(99.2)	227.2	229%

Other income (expense):
Interest expense	(15.2)	(8.3)	(6.9)	(83)%	(44.6)	(56.2)	11.6	21%
Gain (loss) on sale of business and assets held for sale	—	64.3	(64.3)	(100)%	(12.2)	24.3	(36.5)	(150)%
Other, net	(3.7)	21.9	(25.6)	(117)%	62.3	15.8	46.5	294%
Total other income (expense), net	(18.9)	77.9	(96.8)	(124)%	5.5	(16.1)	21.6	134%

Income (loss) before income taxes	57.6	142.4	(84.8)	(60)%	133.5	(115.3)	248.8	216%
Income tax provision	6.4	27.6	(21.2)	(77)%	26.3	44.0	(17.7)	(40)%
Net income (loss)	$51.2	$114.8	$(63.6)	(55)%	$107.2	$(159.3)	$266.5	167%

(1) “All other revenues” includes Services and Contracts and grants revenue
(2) Exclusive of intangible asset amortization
NM - Not meaningful

Three Months Ended September 30, 2025 Compared with Three Months Ended September 30, 2024
Revenues and gross margin

	Three Months Ended September 30,
(dollars in millions)	2025	2024	% Change
Total revenues	$231.1	$293.8	(21)%
Contracts and grants	9.1	10.0	(9)%
Product and services sales, net	$222.0	$283.8	(22)%

Cost of product and services sales, net	$85.9	$122.6	(30)%
Intangible asset amortization	16.3	16.3	—%

Gross margin (1)	$119.8	$144.9	(17)%
Gross margin % (1)	54%	51%

(1) Gross margin is calculated as product and services sales, net less cost of product and services sales, net and intangible asset amortization. Gross margin percentage is calculated as gross margin divided by products and services sales, net.

Total revenues decreased $62.7 million, or 21%, to $231.1 million for the three months ended September 30, 2025. The decrease was due to decreases in MCM Products revenue of $31.7 million, Commercial Products revenue of $20.4 million, Services revenue of $9.7 million, and Contracts and grants revenue of $0.9 million.
Intangible asset amortization was consistent at $16.3 million for the three months ended September 30, 2025 and 2024.
Gross margin decreased $25.1 million to $119.8 million for the three months ended September 30, 2025. Gross margin percentage increased 3 percentage points to 54% for the three months ended September 30, 2025. The decrease in gross margin was due to decreases in MCM Products gross margin and Commercial Products gross margin of $15.8 million each, partially offset by an increase in Services gross margin of $6.5 million. Gross margin and gross margin percentage exclude Contracts and grants revenues because the related costs are R&D expenses.
See "Reportable Segment Results" for an expanded discussion of revenues and gross margin.
Unallocated corporate operating expenses
R&D Expenses
R&D expenses decreased $0.3 million, or 2%, to $13.5 million for the three months ended September 30, 2025. The decrease was primarily due to decreases in overhead and severance related costs, partially offset by an increase in unfunded R&D project spend and in development work related to EbangaTM.
SG&A Expenses
SG&A expenses decreased $37.7 million, or 49%, to $38.9 million for the three months ended September 30, 2025. The decrease was primarily due to the absence of a one-time expense of $10.0 million recognized in the prior year period and the receipt of a one-time reimbursement of $10.5 million in the current year period related to settlements of our securities and shareholder litigation matters. These non-recurring items were coupled with decreases in compensation and other employee related expenses as a result of the restructuring initiatives that began during the first quarter of 2023, and lower marketing, professional services and legal expenses. SG&A expenses as a percentage of total revenues decreased 9 percentage points to 17% for the three months ended September 30, 2025.
Impairment of Long-Lived Assets
Impairment of long-lived assets was consistent due to no impairment recognized during the three months ended September 30, 2025 and 2024.

Interest expense
Interest expense increased $6.9 million, or 83%, to $15.2 million for the three months ended September 30, 2025. The increase was primarily due to an increase in amortization of debt service costs and higher interest expense related to our Credit Agreement with OHA Agency LLC, as administrative agent, and the lenders from time to time party thereto (the “Term Loan Agreement”), partially offset by lower interest costs related to our prior syndicated borrowings.
Gain (loss) on sale of business and assets held for sale
Gain (loss) on sale of business and assets held for sale decreased $64.3 million, or 100%, due to no sale of business or held for sale activity occurring during the three months ended September 30, 2025. The gain in the prior year was related to the sale of RSDL® to SERB, partially offset by a reduction to the loss on the sale of the Company’s drug product facility in Baltimore-Camden to Bora, which was attributable to a net working capital adjustment payable to the Company.

Other, net
Other, net went from $21.9 million in income to $3.7 million in expense for the three months ended September 30, 2025. The change of $25.6 million, or 117%, is primarily related to one-time income associated with development milestone achievements related to CHIK VLP in the prior year period and a loss on remeasurement of the Warrant liability in the current year period, partially offset by a decrease in property, plant and equipment disposals and an increase in interest income.
Income tax provision
Income tax provision decreased $21.2 million, or 77%, to $6.4 million for the three months ended September 30, 2025. The decrease was primarily due to a change in jurisdictional mix of income and losses, and a decrease of profitability in the third quarter of 2025 relative to 2024.

Nine Months Ended September 30, 2025 Compared with Nine Months Ended September 30, 2024
Revenues and gross margin

	Nine Months Ended September 30,
(dollars in millions)	2025	2024	% Change
Total revenues	$594.2	$848.9	(30)%
Contracts and grants	32.8	24.6	33%
Product and services sales, net	$561.4	$824.3	(32)%

Cost of product and services sales, net	$241.3	$563.3	(57)%
Intangible asset amortization	48.8	48.8	—%

Gross margin (1)	$271.3	$212.2	28%
Gross margin % (1)	48%	26%

(1) Gross margin is calculated as product and services sales, net less cost of product and services sales, net and intangible asset amortization. Gross margin percentage is calculated as gross margin divided by products and services sales, net.

Total revenues decreased $254.7 million, or 30%, to $594.2 million for the nine months ended September 30, 2025. The decrease was due to lower Commercial Products revenue of $146.1 million, Services revenue of $81.3 million and MCM Products revenue of $35.5 million, partially offset by an increase in Contracts and grants revenue of $8.2 million.
Intangible asset amortization was consistent at $48.8 million for the nine months ended September 30, 2025 and 2024.
Gross margin increased $59.1 million to $271.3 million for the nine months ended September 30, 2025. Gross margin percentage increased 22 percentage points to 48% for the nine months ended September 30, 2025. The increase in gross margin was due to a $158.3 million improvement in Services gross margin driven by the accounting for the Settlement Agreement with Janssen in the prior year period, partially offset by a decrease of $96.9 million in Commercial Products gross margin and a decrease of $2.3 million in MCM Products gross margin. Gross margin and gross margin percentage exclude Contracts and grants revenues because the related costs are R&D expenses.
See "Reportable Segment Results" for an expanded discussion of revenues and gross margin.
Unallocated corporate operating expenses
R&D Expenses
R&D expenses decreased $20.5 million, or 33%, to $41.1 million for the nine months ended September 30, 2025. The decrease was primarily due to write-offs related to program terminations in the second quarter of 2024 and decreases in overhead and severance related costs in the current year. This decrease was partially offset by an increase in costs associated with the development work related to EbangaTM.
SG&A Expenses
SG&A expenses decreased $112.2 million, or 45%, to $135.0 million for the nine months ended September 30, 2025. The decrease was primarily due to declines in compensation and other employee related costs as a result of the restructuring initiatives that began during the first quarter of 2023 as well as lower professional services and legal fees related to general corporate initiatives in the prior year. The decline in SG&A was also due to the absence of a one-time expense of $10.0 million recognized in the prior year period and the receipt of a one-time reimbursement of $10.5 million in the current year period related to settlements of our securities and shareholder litigation matters as well as decreases in marketing spend. SG&A expenses as a percentage of total revenues decreased 6 percentage points to 23% for the nine months ended September 30, 2025.
Impairment of Long-Lived Assets
Impairment of long-lived assets decreased $27.2 million, or 100%, due to no impairment recognized during the nine months ended September 30, 2025. The $27.2 million non-cash impairment charge in the second quarter of 2024 was related to our Bayview and Rockville asset groups within the Bioservices reporting unit.

Interest expense
Interest expense decreased $11.6 million, or 21%, to $44.6 million for the nine months ended September 30, 2025. The decrease was primarily due to lower interest costs related to our prior syndicated borrowings, partially offset by higher interest expense related to our Term Loan Agreement and an increase in amortization of debt service costs.
Gain (loss) on sale of business and assets held for sale
Gain (loss) on sale of business and assets held for sale decreased $36.5 million, or 150%, to a $12.2 million loss for the nine months ended September 30, 2025. The loss on assets held for sale in the current period is related to warehouse space in Maryland and the gain on sale of business in the prior period is related to the sale of RSDL® to SERB, partially offset by a loss the sale of the Company’s drug product facility in Baltimore-Camden to Bora.
Other, net
Other, net increased from $15.8 million in income to $62.3 million in income for the nine months ended September 30, 2025. The change of $46.5 million is primarily attributable to the $20.0 million of incremental income from milestone payments received in 2025 versus 2024 related to the sale of our travel health business to Bavarian Nordic, combined with a favorable shift from prior-year asset sale losses to asset sale gains in the current year related to our Bayview facility, as well as favorable impacts from warrant valuations, interest income and foreign currency revaluations.
Income tax provision
Income tax provision decreased $17.7 million, or 40%, to $26.3 million for the nine months ended September 30, 2025. The decrease was primarily due to a change in jurisdictional mix of income and losses, reflecting a lower profitability in Ireland in the third quarter of 2025 relative to 2024.

REPORTABLE SEGMENT RESULTS
COMMERCIAL PRODUCT SEGMENT

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2025	2024	% Change	2025	2024	% Change
Revenues	$74.9	$95.3	(21)%	$187.7	$333.8	(44)%
Cost of sales	42.6	47.2	(10)%	103.5	152.7	(32)%
Intangible asset amortization	9.4	9.4	—%	28.3	28.3	—%
Gross margin (1)	$22.9	$38.7	(41)%	$55.9	$152.8	(63)%
Gross margin % (1)	31%	41%		30%	46%

Add back:
Intangible asset amortization	$9.4	$9.4	—%	28.3	28.3	—%
Restructuring costs	—	—	NM	0.2	—	NM

Segment adjusted gross margin(2)	$32.3	$48.1	(33)%	$84.4	$181.1	(53)%
Segment adjusted gross margin %(2)	43%	50%		45%	54%

(1) Gross margin is calculated as revenues less cost of sales and intangible asset amortization. Gross margin percentage is calculated as gross margin divided by revenues.
(2) Segment adjusted gross margin, which is a non-GAAP financial measure, for our Commercial Product segment is calculated as gross margin plus intangible asset amortization and restructuring costs. Segment adjusted gross margin percentage, which is a non-GAAP financial measure, is calculated as segment adjusted gross margin divided by revenues. The Company’s management utilizes segment adjusted gross margin and segment adjusted gross margin percentage for purposes of evaluating our ongoing operations and for internal planning and forecasting purposes. We believe that these non-GAAP operating measures, when reviewed collectively with our GAAP financial information, provide useful supplemental information to investors in assessing our operating performance.

NM - Not meaningful
Three Months Ended September 30, 2025 Compared with Three Months Ended September 30, 2024
Naloxone
Naloxone sales decreased $20.4 million, or 21%, to $74.9 million for the three months ended September 30, 2025. The decrease was primarily driven by lower sales of OTC NARCAN® and Canadian sales of branded NARCAN®, driven primarily by unfavorable pricing changes and unit volumes, partially offset by an increase in KLOXXADO® sales.
Cost of Product Sales and Gross Margin
Cost of Commercial Product sales decreased $4.6 million, or 10%, to $42.6 million for the three months ended September 30, 2025. The decrease was primarily due to lower sales of OTC NARCAN® and lower Canadian sales of branded NARCAN®, partially offset by an increase in KLOXXADO® sales.
Commercial Products gross margin decreased $15.8 million, or 41%, to $22.9 million for the three months ended September 30, 2025. Commercial Products gross margin percentage decreased 10 percentage points to 31% for the three months ended September 30, 2025. The decrease was largely due to lower sales of OTC NARCAN® and lower branded NARCAN® sales, as well as an unfavorable price and volume mix, partially offset by an increase in KLOXXADO® sales. Commercial Products segment adjusted gross margin in the current year period excludes the impact of intangible asset amortization of $9.4 million.

Nine Months Ended September 30, 2025 Compared with Nine Months Ended September 30, 2024
Naloxone
Naloxone sales decreased $146.1 million, or 44%, to $187.7 million for the nine months ended September 30, 2025. The decrease was primarily driven by lower sales of OTC NARCAN® and lower Canadian sales of branded NARCAN®, primarily driven by unfavorable pricing changes and unit volumes, partially offset by an increase in KLOXXADO® sales.
Cost of Product Sales and Gross Margin
Cost of Commercial Product sales decreased $49.2 million, or 32%, to $103.5 million for the nine months ended September 30, 2025. The decrease was primarily due to lower sales of OTC NARCAN® and lower Canadian sales of branded NARCAN®, partially offset by an increase in KLOXXADO® sales.
Commercial Products gross margin decreased $96.9 million, or 63%, to $55.9 million for the nine months ended September 30, 2025. Commercial Products gross margin percentage decreased 16 percentage points to 30% for the nine months ended September 30, 2025. The decrease was largely due to lower sales of OTC NARCAN® and lower branded NARCAN® sales, as well as an unfavorable price and volume mix, partially offset by an increase in KLOXXADO® sales. Commercial Products segment adjusted gross margin in the current year period excludes the impact of intangible asset amortization of $28.3 million and restructuring costs of $0.2 million.
MCM PRODUCTS SEGMENT

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2025	2024	% Change	2025	2024	% Change
Revenues	$142.5	$174.2	(18)%	$357.5	$393.0	(9)%
Cost of sales	38.1	54.0	(29)%	114.1	147.3	(23)%
Intangible asset amortization	6.9	6.9	—%	20.5	20.5	—%
Gross margin(1)	$97.5	$113.3	(14)%	$222.9	$225.2	(1)%
Gross margin %(1)	68%	65%		62%	57%

Add back:
Intangible asset amortization	$6.9	$6.9	—%	$20.5	$20.5	—%
Changes in fair value of financial instruments	—	—	NM	—	0.6	(100)%
Restructuring costs	0.2	4.9	(96)%	(1.0)	7.5	(113)%
Inventory step-up provision	—	1.2	(100)%	1.8	1.2	50%

Segment adjusted gross margin(2)	$104.6	$126.3	(17)%	$244.2	$255.0	(4)%
Segment adjusted gross margin %(2)	73%	73%		68%	65%

(1) Gross margin is calculated as revenues less cost of sales and intangible asset amortization. Gross margin percentage is calculated as gross margin divided by revenues.
(2) Segment adjusted gross margin, which is a non-GAAP financial measure, for our MCM Products segment is calculated as gross margin plus intangible asset amortization, restructuring costs, inventory step-up provision and changes in fair value of financial instruments. Segment adjusted gross margin percentage, which is a non-GAAP financial measure, is calculated as segment adjusted gross margin divided by revenues. The Company’s management utilizes segment adjusted gross margin and segment adjusted gross margin percentage for purposes of evaluating our ongoing operations and for internal planning and forecasting purposes. We believe that these non-GAAP operating measures, when reviewed collectively with our GAAP financial information, provide useful supplemental information to investors in assessing our operating performance.

NM - Not meaningful

Three Months Ended September 30, 2025 Compared with Three Months Ended September 30, 2024
Anthrax MCM
Anthrax MCM sales decreased $10.0 million, or 88%, to $1.4 million for the three months ended September 30, 2025. The decrease primarily reflects the impact of timing of USG sales of BioThrax® as well as timing of international sales of CYFENDUS® in the prior year period. Anthrax vaccine product sales are primarily made under annual purchase options exercised by the USG. Fluctuations in revenues result from the timing of the exercise of annual purchase options, the timing of USG purchases, the availability of governmental funding and Company delivery of orders that follow.
Smallpox MCM
Smallpox MCM sales decreased $49.1 million, or 37%, to $83.6 million for the three months ended September 30, 2025. The decrease was primarily due to lower USG ACAM2000® and CNJ-016® (VIGIV) sales due to timing, partially offset by an increase in international CNJ-016® (VIGIV), ACAM2000®, and TEMBEXA® sales. Fluctuations in revenues from Smallpox MCM result from the timing of the exercise of annual purchase options in the existing procurement contracts, the timing of USG purchases, the availability of governmental funding and Company delivery of orders that follow.
Other Products
Other Products sales increased $27.4 million, or 91%, to $57.5 million for the three months ended September 30, 2025. The increase was primarily due to higher USG BAT® sales due to timing, partially offset by a decrease in international sales orders.
Cost of MCM Product Sales and Gross Margin
Cost of MCM product sales decreased $15.9 million, or 29%, to $38.1 million for the three months ended September 30, 2025. The decrease was primarily due to lower production costs of ACAM2000®, BioThrax®, and CNJ-016® (VIGIV) reflecting reduced volumes, combined with favorable manufacturing variances due to lower shut-down and severance costs, partially offset by an increase in costs related to higher BAT® sales volume.
MCM Product gross margin decreased $15.8 million, or 14%, to $97.5 million for the three months ended September 30, 2025. MCM Product gross margin percentage increased 3 percentage points to 68% for the three months ended September 30, 2025. The increase in gross margin percentage was primarily due to a favorable sales mix which was weighted more heavily towards higher margin products and a decrease in shutdown and severance related costs compared with the third quarter of 2024. MCM Product segment adjusted gross margin in the current year period excludes the impacts of intangible asset amortization of $6.9 million and restructuring costs of $0.2 million.
Nine Months Ended September 30, 2025 Compared with Nine Months Ended September 30, 2024
Anthrax MCM
Anthrax MCM sales decreased $45.1 million, or 43%, to $60.9 million for the nine months ended September 30, 2025. The decrease reflects the impact of the timing of USG sales of CYFENDUS® and BioThrax®, partially offset by increases due to timing of Canadian sales of Anthrasil® and an increase of BioThrax® international sales. Anthrax vaccine product sales are primarily made under annual purchase options exercised by the USG. Fluctuations in revenues result from the timing of the exercise of annual purchase options, the timing of USG purchases, the availability of governmental funding and Company delivery of orders that follow.
Smallpox MCM
Smallpox MCM sales increased $29.8 million, or 15%, to $230.6 million for the nine months ended September 30, 2025. The increase was primarily due to higher ACAM2000® international sales due to foreign demand, coupled with increases in USG TEMBEXA® sales due to timing and CNJ-016® (VIGIV) international orders, partially offset by lower ACAM2000® USG sales due to timing. Fluctuations in revenues from Smallpox MCM result from the timing of the exercise of annual purchase options in the existing procurement contracts, the timing of USG purchases, the availability of governmental funding and Company delivery of orders that follow.
Other Products
Other Products sales decreased $20.2 million, or 23%, to $66.0 million for the nine months ended September 30, 2025. The decrease was primarily due to no RSDL® product sales in the current year period due to the sale of RSDL® to SERB in the third quarter of 2024 and a decrease in BAT® foreign sales, partially offset by higher USG BAT® sales due to timing.

Cost of MCM Product Sales and Gross Margin
Cost of MCM product sales decreased $33.2 million, or 23%, to $114.1 million for the nine months ended September 30, 2025. The decrease was primarily due to lower production costs of CYFENDUS®, BioThrax® and ACAM2000® reflecting reduced volumes, as well as no RSDL® related costs in 2025 due to the sale of RSDL® to SERB in the third quarter of 2024, combined with favorable manufacturing variances mostly due to lower shut-down and severance costs and lower Raxibacumab inventory reserves. These decreases were partially offset by higher costs for Anthrasil®, TEMBEXA® and CNJ-016® (VIGIV) sales due to higher unit volume.
MCM Product gross margin decreased $2.3 million, or 1%, to $222.9 million for the nine months ended September 30, 2025. MCM Product gross margin percentage increased 5 percentage points to 62% for the nine months ended September 30, 2025. The increase in gross margin percentage was primarily due to a favorable sales mix which was weighted more heavily towards higher margin products and a decrease in shutdown and severance costs compared with the prior year period. MCM Product segment adjusted gross margin in the current year period excludes the impacts of intangible asset amortization of $20.5 million, inventory step-up provision of $1.8 million and restructuring costs of $(1.0) million.
ALL OTHER REVENUE
Three Months Ended September 30, 2025 Compared with Three Months Ended September 30, 2024
Services Revenues
Services revenues decreased $9.7 million, or 68%, to $4.6 million for the three months ended September 30, 2025. The decrease was primarily attributable to a decrease in revenue from the Company’s Camden facility in the current year period, which was sold to Bora in the third quarter of 2024, partially offset by an increase in production at the Company's Winnipeg facility.
Contracts and Grants
Contracts and grants revenue decreased $0.9 million, or 9%, to $9.1 million for the three months ended September 30, 2025. The decrease was due to declines in overall funded R&D projects, partially offset by an increase in development work in connection with EbangaTM.
Nine Months Ended September 30, 2025 Compared with Nine Months Ended September 30, 2024
Services Revenues
Services revenues decreased $81.3 million, or 83%, to $16.2 million for the nine months ended September 30, 2025. The decrease was primarily attributable to the one time $50.0 million arbitration settlement with Janssen related to the Settlement Agreement, coupled with a decrease in revenue from the Company’s Camden facility in the current year period, which was sold to Bora in the third quarter of 2024, partially offset by an increase in production at the Company's Winnipeg facility.
Contracts and Grants
Contracts and grants revenue increased $8.2 million, or 33%, to $32.8 million for the nine months ended September 30, 2025. The increase was due to development work in connection with EbangaTM, partially offset by a decrease in overall funded R&D projects.

Three Months Ended September 30, 2024 Compared with Three Months Ended September 30, 2023
Revenues and gross margin

	Three Months Ended September 30,
(dollars in millions)	2024	2023	% Change
Total revenues	$293.8	$270.5	9%
Contracts and grants	10.0	6.5	54%
Product and services sales, net	$283.8	$264.0	8%

Cost of product and services sales, net	$122.6	$176.8	(31)%
Intangible asset amortization	16.3	16.3	—%

Gross margin(1)	$144.9	$70.9	104%
Gross margin %(1)	51%	27%

(1) Gross margin is calculated as product and services sales, net less cost of product and services sales, net and intangible asset amortization. Gross margin percentage is calculated as gross margin divided by revenues.

NM - Not meaningful
Total revenues increased $23.3 million, or 9%, to $293.8 million for the three months ended September 30, 2024. The increase was due to an increase in MCM Products revenue of $66.5 million and an increase in Services revenue of $0.1 million, partially offset by a decrease in Commercial Products revenue of $46.8 million.
Intangible asset amortization was consistent with the prior year period at $16.3 million for the three months ended September 30, 2024.
Gross margin increased $74.0 million, or 104%, to $144.9 million for the three months ended September 30, 2024. Gross margin percentage increased 24 percentage points to 51% for the three months ended September 30, 2024. The increase in gross margin was due to increases in Services gross margin of $23.0 million and MCM Products gross margin of $85.0 million, partially offset by a decrease in Commercial Products gross margin of $34.0 million. Gross margin and gross margin percentage exclude Contracts and grants revenues because the related costs are R&D expenses.
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
SG&A Expenses
SG&A expenses decreased $9.4 million, or 11%, to $76.6 million for the three months ended September 30, 2024. The decrease was primarily due to lower employee related expenses and compensation as a result of restructuring initiatives during 2023 and 2024, coupled with a decrease in legal services fees for disputes and other corporate initiatives. The decrease was partially offset by the settlement charge related to the stockholder litigation matter, net of expected insurance proceeds. SG&A expenses as a percentage of total revenues decreased 6 percentage points to 26% for the three months ended September 30, 2024.
Goodwill Impairment
Goodwill impairment decreased $218.2 million, or 100%, for the three months ended September 30, 2024. The decrease was due to a $218.2 million impairment charge to goodwill in the MCM Products segment in the third quarter of 2023, which reduced the goodwill balance of the reporting unit and segment to zero as of September 30, 2024 and 2023.

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
Gain (loss) on sale of business and assets held for sale
Gain (loss) on sale of business and assets held for sale was a gain of $64.3 million for the three months ended September 30, 2024, compared with a loss of $0.7 million for the three months ended September 30, 2023. The gain on sale of business in the current year is related to the sale of RSDL® to SERB coupled with a reduction to the loss on the sale of the Company’s drug product facility in Baltimore-Camden to Bora, which is attributable to a net working capital adjustment payable to the Company. The loss on sale of business in the prior year is attributable to a net working capital adjustment, payable to Bavarian Nordic, related to the sale of our travel health business to Bavarian Nordic during the second quarter of 2023.
Other, net
Other, net was $21.9 million in income for the three months ended September 30, 2024 compared with $3.4 million in expense for the three months ended September 30, 2023. The change of $25.3 million was primarily attributable to income associated with development milestone achievements related to CHIK VLP, partially offset by a loss on the sale of a building at our Canton facility.
Income tax provision
Income tax provision increased $30.1 million, to $27.6 million for the three months ended September 30, 2024. The increase was primarily due to an increase in taxable income in the Company’s profitable jurisdictions.
Nine Months Ended September 30, 2024 Compared with Nine Months Ended September 30, 2023
Revenues and gross margin

	Nine Months Ended September 30,
(dollars in millions)	2024	2023	% Change
Total revenues	$848.9	$772.7	10%
Contracts and grants	24.6	19.6	26%
Product and services sales, net	$824.3	$753.1	9%

Cost of product and services sales, net	$563.3	$520.3	8%
Intangible asset amortization	48.8	49.4	(1)%

Gross margin(1)	$212.2	$183.4	16%
Gross margin %(1)	26%	24%

(1) Gross margin is calculated as product and services sales, net less cost of product and services sales, net and intangible asset amortization. Gross margin percentage is calculated as gross margin divided by revenues.

NM - Not meaningful
Total revenues increased $76.2 million, or 10%, to $848.9 million for the nine months ended September 30, 2024. The increase was due increases in Services revenue of $39.8 million and MCM Products revenue of $83.8 million, partially offset by a decrease Commercial Products revenue of $52.4 million.
Intangible asset amortization decreased $0.6 million, or 1%, to $48.8 million for the nine months ended September 30, 2024. The decrease was due to a decrease in amortization expense resulting from the intangibles sold with our travel health business to Bavarian Nordic, partially offset by an increase in amortization expense for the intangible asset related to EbangaTM.
Gross margin increased $28.8 million, or 16%, to $212.2 million for the nine months ended September 30, 2024. Gross margin percentage increased 2 percentage points to 26% for the nine months ended September 30, 2024. The increase in gross margin was due to an increase in MCM Products gross margin of $144.6 million, partially offset by decreases in Services gross margin of $71.8 million and Commercial Products gross margin of $44.0 million. Gross margin and gross margin percentage exclude Contracts and grants revenues because the related costs are R&D expenses.
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
SG&A Expenses
SG&A expenses decreased $31.5 million, or 11%, to $247.2 million for the nine months ended September 30, 2024. The decrease was primarily due to lower employee related expenses and compensation as a result of restructuring initiatives during 2023 and 2024, lower professional services fees related to corporate initiatives, including organizational transformation consulting fees, and lower legal fees due to the wind-down of various legal matters. This decrease was partially offset by the settlement charge related to the stockholder litigation matter, net of expected insurance proceeds. SG&A expenses as a percentage of total revenues decreased 7 percentage points to 29% for the nine months ended September 30, 2024.
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
Gain (loss) on sale of business and assets held for sale
Gain (loss) on sale of business and assets held for sale decreased $49.9 million, or 67%, to $24.3 million for the nine months ended September 30, 2024 The gain on sale of business in the current year is related to the sale of RSDL® to SERB, partially offset by a loss the sale of the Company’s drug product facility in Baltimore-Camden to Bora. The gain on sale of business in the prior year is attributable to the sale of our travel health business to Bavarian Nordic during the second quarter of 2023.
Other, net
Other, net was $15.8 million in income for the for the nine months ended September 30, 2024 compared to $2.1 million in expense for the nine months ended September 30, 2023. The change of $17.9 million was primarily due to income associated with development milestone achievements related to CHIK VLP, partially offset by a loss on the sale of a building at our Canton facility, lower interest income, due to lower balances in our money market accounts, and a write-off of an equity method investment.

Income tax provision
Income tax provision increased $9.7 million, or 28%, to $44.0 million for the nine months ended September 30, 2024. The increase largely due to the jurisdictional mix of income and losses. The effective tax rate was (38)% for the nine months ended September 30, 2024 as compared with (5)% in 2023. The effective annual tax rate increased largely due the jurisdictional mix of income and losses and the prior year impairment loss.
REPORTABLE SEGMENT RESULTS
COMMERCIAL PRODUCT SEGMENT

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2024	2023	% Change	2024	2023	% Change
Revenues	$95.3	$142.1	(33)%	$333.8	$386.2	(14)%
Cost of sales	47.2	60.0	(21)%	152.7	160.2	(5)%
Intangible asset amortization	9.4	9.4	—%	28.3	29.2	(3)%
Gross margin(1)	$38.7	$72.7	(47)%	$152.8	$196.8	(22)%
Gross margin %(1)	41%	51%		46%	51%

Add back:
Intangible asset amortization	$9.4	$9.4	—%	$28.3	$29.2	(3)%

Segment adjusted gross margin(2)	$48.1	$82.1	(41)%	$181.1	$226.0	(20)%
Segment adjusted gross margin %(2)	50%	58%		54%	59%

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
Naloxone
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
Commercial Products gross margin decreased $34.0 million, or 47%, to $38.7 million for the three months ended September 30, 2024. Commercial Products gross margin percentage decreased 10 percentage point to 41% for the three months ended September 30, 2024. The decrease was largely due to an unfavorable price and volume mix in 2024 for NARCAN® products. Commercial Products segment adjusted gross margin in the current year period excludes the impact of intangible asset amortization of $9.4 million.

Nine Months Ended September 30, 2024 Compared with Nine Months Ended September 30, 2023
Naloxone
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
Commercial Products gross margin decreased $44.9 million, or 22%, to $152.8 million for the nine months ended September 30, 2024. Commercial Products gross margin percentage decreased 5 percentage point to 46% for the nine months ended September 30, 2024. The decrease was largely due to an unfavorable price and volume mix in 2024 for NARCAN® products, partially offset by the sale of the products associated with our travel health business to Bavarian Nordic. Commercial Products segment adjusted gross margin in the current year period excludes the impact of intangible asset amortization of $28.3 million.

MCM PRODUCTS SEGMENT

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2024	2023	% Change	2024	2023	% Change
Revenues	$174.2	$107.7	62%	$393.0	$309.2	27%
Cost of sales	54.0	72.5	(26)%	147.3	208.4	(29)%
Intangible asset amortization	6.9	6.9	—%	20.5	20.2	1%
Gross margin (1)	$113.3	$28.3	NM	$225.2	$80.6	179%
Gross margin % (1)	65%	26%		57%	26%

Add back:
Intangible asset amortization	$6.9	$6.9	—%	$20.5	$20.2	1%
Changes in fair value of financial instruments	—	(1.1)	(100)%	0.6	(0.4)	NM
Restructuring costs	4.9	5.0	(2)%	7.5	7.0	7%
Inventory step-up provision	1.2	—	NM	1.2	1.9	(37)%

Segment adjusted gross margin (2)	$126.3	$39.1	NM	$255.0	$109.3	133%
Segment adjusted gross margin % (2)	73%	36%		65%	35%

(1) Gross margin is calculated as revenues less cost of sales and intangible asset amortization. Gross margin percentage is calculated as gross margin divided by revenues.
(2) Segment adjusted gross margin, which is a non-GAAP financial measure, for our MCM Products segment is calculated as gross margin plus intangible asset amortization, restructuring costs, inventory step-up provision and changes in fair value of financial instruments. Segment adjusted gross margin percentage, which is a non-GAAP financial measure, is calculated as segment adjusted gross margin divided by revenues. The Company’s management utilizes segment adjusted gross margin and segment adjusted gross margin percentage for purposes of evaluating our ongoing operations and for internal planning and forecasting purposes. We believe that these non-GAAP operating measures, when reviewed collectively with our GAAP financial information, provide useful supplemental information to investors in assessing our operating performance.

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
MCM Product gross margin increased $85.0 million to $113.3 million for the three months ended September 30, 2024. MCM Product gross margin percentage increased 39 percentage points to 65% for the three months ended September 30, 2024. MCM Product segment adjusted gross margin in the current year period excludes the impacts of intangible asset amortization of $6.9 million, non-cash items related to restructuring costs of $4.9 million and inventory step-up provision of $1.2 million.
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
Cost of MCM Product Sales and Gross Margin
Cost of MCM product sales decreased $61.1 million, or 29%, to $147.3 million for the nine months ended September 30, 2024. The decrease was primarily due to lower allocations to Cost of MCM Product sales at our Bayview facility, lower shutdown costs, and a reduction in Trobigard®-related costs due to the Belgium FAMHP’s approval of the Trobigard® revocation, partially offset by higher BioThrax® and VIGIV sales.
MCM Product gross margin increased $144.6 million, or 179%, to $225.2 million for the nine months ended September 30, 2024. MCM Product gross margin percentage increased 31 percentage points to 57% for the nine months ended September 30, 2024. In addition to the MCM Product revenue and Cost of MCM Products items as discussed above, the increase was largely due to overall higher sales volumes with a favorable product mix weighted more heavily to higher margin products coupled with a realization of previously adjusted inventory values. MCM Product segment adjusted gross margin in the current year period excludes the impacts of intangible asset amortization of $20.5 million, non-cash items related to changes in the fair value of financial instruments of $0.6 million, restructuring costs of $7.5 million and inventory step-up provision of $1.2 million.
ALL OTHER REVENUES
Three Months Ended September 30, 2024 Compared with Three Months Ended September 30, 2023
Services
Services revenues increased $0.1 million, or 1%, to $14.3 million for the three months ended September 30, 2024. The increase was primarily attributable to an increase in production at the Company’s Camden facility, prior to the sale of the facility to Bora, partially offset by lower production at the Company’s Canton and Winnipeg facilities. The increase was further offset by Bioservices lease revenues which decreased $0.6 million related to the completion of a lease for a Bioservices customer at our Canton facility, partially offset by new lease revenue associated with SERB at our Winnipeg facility.

Contracts and Grants
Contracts and grants revenue increased $3.5 million, or 54%, to $10.0 million for the three months ended September 30, 2024. The increase was primarily due to timing of funding as well as an increase related to work under the EbangaTM program.
Nine Months Ended September 30, 2024 Compared with Nine Months Ended September 30, 2023
Services
Services revenues increased $39.8 million, or 69%, to $97.5 million for the nine months ended September 30, 2024. The increase was primarily attributable to the $50.0 million arbitration settlement with Janssen related to the Settlement Agreement, coupled with increased production at our Camden facility. The increase was partially offset by reduced production activities at the Company's Canton and Winnipeg facilities and the completion of a lease for a Bioservices customer at our Canton facility.
Contracts and Grants
Contracts and grants revenue increased $5.0 million, or 26%, to $24.6 million for the nine months ended September 30, 2024. The increase was related to work under the EbangaTM program, partially offset by the wind-down of our other funded development initiatives.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Our financial condition is summarized as follows:

	September 30,	December 31,
(dollars in millions)	2025	2024	Change %
Financial assets:
Cash and cash equivalents	$245.5	$99.5	147%
Restricted cash	3.7	6.1	(39)%
Total cash, cash equivalents and restricted cash	$249.2	$105.6	136%

Borrowings:
Debt, net of unamortized debt issuance costs	663.1	663.7	—%
Total borrowings	$663.1	$663.7	—%

Working capital:
Current assets	$786.9	$598.7	31%
Current liabilities	136.5	162.4	(16)%
Total working capital	$650.4	$436.3	49%
Principal Sources of Capital Resources
We have historically financed our operating and capital expenditures through existing cash and cash equivalents, cash from operations, development contracts and grant funding and borrowings under various credit agreements, including our Term Loan Agreement and other lines of credit we have established from time to time. We also occasionally obtain financing from the sale of our common stock upon exercise of stock options. As of September 30, 2025, we had unrestricted cash and cash equivalents of $245.5 million and available borrowing capacity of up to $100.0 million under the Revolving Credit Agreement. As of September 30, 2025, the Company believes that its sources of liquidity, including debt and cash flows from operating activities, are adequate to fund its operations for at least the next twelve months from the issuance of these condensed consolidated financial statements.

2025 Share Repurchase Program
On March 31, 2025, the Company announced that its Board of Directors had authorized the repurchase of up to $50.0 million of the Company’s common stock (the “2025 Share Repurchase Program”) on or before March 27, 2026. Repurchases under the 2025 Share Repurchase Program may be made from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors, including the market price of the Company’s common shares, macroeconomic environment and other investment opportunities, consistent with the Company’s insider trading policy. The 2025 Share Repurchase Program may be suspended or discontinued at any time. The Inflation Reduction Act of 2022, which was enacted on August 16, 2022, imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. Excise tax accrued during the three and nine months ended September 30, 2025 was $0.2 million.
During the three and nine months ended September 30, 2025, the Company utilized $8.9 million and $15.8 million to repurchase 1.1 million and 2.3 million shares, respectively, at an average price of $7.87 and $7.00 per share, excluding commissions and excise taxes, respectively. As of September 30, 2025, the Company had $34.2 million available to repurchase shares under the 2025 Share Repurchase Program.
Senior Unsecured Note Repurchase
On May 7, 2025, the Board of Directors authorized the Company to repurchase up to $30.0 million aggregate principal amount of the Company’s Senior Unsecured Notes. The Company may seek to opportunistically use this authority to repurchase its Senior Unsecured Notes in open market purchases, privately negotiated transactions or otherwise. Any such repurchases will depend upon prevailing market conditions, our liquidity requirements, contractual restrictions, applicable securities law and other factors. During the three and nine months ended September 30, 2025, we repurchased $6.9 million aggregate principal amount of the Company’s Senior Unsecured Notes for $5.8 million in cash, including fees, and recognized a gain on extinguishment of approximately $1.1 million. As of September 30, 2025, we had $23.1 million available to repurchase additional Senior Unsecured Notes.
Cash Flows
The following table provides information regarding our cash flows for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
(in millions)	2025	2024
Net cash provided by (used in):
Operating activities	$92.9	$138.6
Investing activities	73.3	96.6
Financing activities	(22.7)	(190.5)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	0.1	—
Net change in cash, cash equivalents and restricted cash	$143.6	$44.7
Operating Activities:
Net cash provided by operating activities for the nine months ended September 30, 2025 decreased $45.7 million as compared with the nine months ended September 30, 2024. The decrease in net cash provided by operating activities was primarily driven by unfavorable changes in working capital, including significantly lower sources of cash contributions from prepaids and other assets, accounts receivable and inventories. Higher cash payments related to our accrued expenses, compensation and income taxes also contributed to the decrease. These working capital changes, combined with less favorable non-cash adjustments, offset the higher net income in 2025.
Investing Activities:
Net cash provided by investing activities for the nine months ended September 30, 2025 decreased $23.3 million as compared with the nine months ended September 30, 2024. The decrease in net cash provided by investing activities was primarily attributable to the significant cash inflows in 2024 related to the RSDL® Transaction and the sale of the Baltimore-Camden facility, partially offset in 2025 by the $50.0 million in aggregate milestone payments received in connection with the sale of the Company’s travel health business to Bavarian Nordic, proceeds from the sale of property, plant and equipment, including the sale of our Baltimore-Bayview facility to Syngene, and a reduction in capital expenditures compared to the prior year.

Financing Activities:
Net cash used in financing activities for the nine months ended September 30, 2025 decreased $167.8 million as compared with the nine months ended September 30, 2024. The decrease in net cash used in financing activities was primarily driven by significant financing outflows in 2024, including principal repayments on the Company’s former revolving and term loan facilities and associated debt issuance costs. The reduction in cash outflows was partially offset by 2024 inflows related to the issuance of a new term loan, warrants, and common stock issued in connection with the debt restructuring. Additionally, 2025 financing outflows included repurchases under the Company’s 2025 Share Repurchase Program and Senior Unsecured Note repurchases, which partially offset the year-over-year decrease.
Debt
As of September 30, 2025, the Company has $693.1 million of fixed and variable rate debt with varying maturities. See Note 10, “Debt” in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1, of this Form 10-Q for further discussion.
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

Unused Credit Capacity
Available room under the Revolving Loans as of September 30, 2025 and December 31, 2024 was:

(in millions)	September 30, 2025	December 31, 2024
Total Capacity	$100.0	$100.0
Unused Capacity	$100.0	$100.0

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
We have assessed our exposure to changes in interest rates by analyzing the sensitivity to our operating results assuming various changes in market interest rates. A hypothetical increase of one percentage point in the eurocurrency rate as of September 30, 2025 would increase our interest expense by approximately $2.5 million annually.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2025, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in internal control over financial reporting
There have not been any changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act that occurred during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our Board of Directors authorized the 2025 Share Repurchase Program for up to $50.0 million of the Company’s common stock through March 27, 2026, and through September 30, 2025 we have repurchased approximately $15.8 million under the Share Repurchase Program. Any share repurchases will depend upon, among other factors, market conditions, the market price of the Company’s common shares, macroeconomic environment and other investment opportunities. The existence of the 2025 Share Repurchase Program could cause our stock price, in certain cases, to be higher or lower than it otherwise would be and could potentially reduce the market liquidity or have other unintended consequences for our stock. We can provide no assurance that we will repurchase shares of our common stock at favorable prices, if at all. Although the 2025 Share Repurchase Program is intended to enhance long-term stockholder value, we can provide no assurance it will do so. The 2025 Share Repurchase Program does not obligate the Company to acquire any particular amount of common stock and it may be suspended or discontinued, or the amount to be spent by the Company to repurchase shares could be reduced, at any time at the Company’s discretion. Any decision to reduce or discontinue repurchasing shares of our common stock pursuant to our 2025 Share Repurchase Program could cause the market price for our common stock to decline and may negatively impact our reputation and investor confidence in us.

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
The table below presents information regarding shares of our common stock that we repurchased during the three months ended September 30, 2025 under the 2025 Share Repurchase Program:

Issuer Purchases of Equity Securities
Periods	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)
July 1, 2025 - July 31, 2025	428,930	$7.00	428,930	$41,146,626
August 1, 2025 - August 31, 2025	339,324	$8.71	339,324	$37,190,842
September 1, 2025 - September 30, 2025	364,309	$8.13	364,309	$34,229,478
Total	1,132,563		1,132,563

(1) Exclusive of commissions and nondeductible 1% excise tax, which excise was imposed pursuant to the Inflation Reduction Act of 2022 enacted into law on August 16, 2022.
(2) Dollar amounts presented are inclusive of commissions and nondeductible 1% excise tax.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
During the three months ended September 30, 2025, directors and officers (as defined in Exchange Act Rule 16a-1(f)) of the Company adopted written plans for the sale of the Company’s common stock intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) (“Rule 10b5-1 trading arrangements”) as set forth in the table below.

Name	Position	Action	Adoption date	Rule 10b5-1 Trading Plan Provides for Purchase/Sale (1)	Total Shares of Common Stock to be Sold	Expiration Date (2)
Donald DeGolyer	Director	Adoption	August 11, 2025	Sale	51,081	October 30, 2026
Sujata Tyagi Dayal	Director	Adoption	August 8, 2025	Sale	22,313	May 27, 2026

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
ITEM 6. EXHIBITS
The exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index immediately preceding the exhibits hereto.
Exhibit Index

Exhibit Number	Description
10.1	Modification No. 20, effective August 29, 2025, to the BARDA AV7909 Contract, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 5, 2025.
10.2 #	Modification No. 13, effective December 17, 2024, to the ACAM2000 Contract.
10.3 #	Modification No. 14, effective September 9, 2025, to the ACAM2000 Contract.
31.1 #	Certification of the Chief Executive Officer, pursuant to Exchange Act rule 13a-14(a)
31.2 #	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).
32.1 #	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 #	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 #
The following financial information related to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statement of Changes in Stockholders' Equity; and (vi) the related Notes to the Condensed Consolidated Financial Statements.

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

EMERGENT BIOSOLUTIONS INC.

By: /s/JOSEPH C. PAPA Joseph C. Papa President. Chief Executive Officer and Director (Principal Executive Officer)

Date: October 29, 2025

By: /s/RICHARD S. LINDAHL Richard S. Lindahl Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Date: October 29, 2025