Form 10-K
period 2025-12-31
Emergent BioSolutions Inc.
filed 2026-02-27
CIK 1367644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2025 was approximately $342.7 million based on the price at which the registrant's common stock was last sold on that date as reported on the New York Stock Exchange.
As of February 19, 2026, the registrant had 51,770,857 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement for its 2026 annual meeting of stockholders, which is expected to be filed with the United States Securities and Exchange Commission not later than 120 days after the end of the registrant's fiscal year ended December 31, 2025, are incorporated by reference into Part III of this Annual Report on Form 10-K. With the exception of the portions of the registrant's definitive proxy statement for its 2026 annual meeting of stockholders that are expressly incorporated by reference into this Annual Report on Form 10-K, such proxy statement shall not be deemed filed as part of this Annual Report on Form 10-K.

EMERGENT BIOSOLUTIONS INC. AND SUBSIDIARIES
Annual Report on Form 10-K
Fiscal Year Ended December 31, 2025

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K and the documents we incorporate by reference include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, including statements regarding the future performance of Emergent BioSolutions Inc. or any of our businesses, our business strategy, future operations, future financial position, future revenues and earnings, our ability to achieve the objectives of our restructuring initiatives, acquisitions and divestitures, including our future results, projected costs, prospects, plans and objectives of management, are forward-looking statements. We generally identify forward-looking statements by using words like “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “future,” “goal,” “intend,” “may,” “plan,” “position,” “possible,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would,” and similar expressions or variations thereof, or the negative thereof, but these terms are not the exclusive means of identifying such statements. These forward-looking statements are based on our current intentions, beliefs, assumptions and expectations regarding future events based on information that is currently available. You should realize that if underlying assumptions prove inaccurate or unknown risks or uncertainties materialize, actual results could differ materially from our expectations. You are, therefore, cautioned not to place undue reliance on any forward-looking statement contained herein. Any such forward-looking statement speaks only as of the date on which such statement is made and, except as required by law, we do not undertake any obligation to update any forward-looking statement to reflect new information, events or circumstances.
There are a number of important factors that could cause our actual results to differ materially from those indicated by such forward-looking statements, including, among others:
•the availability of U.S. government (“USG”) funding for contracts related to procurement of our medical countermeasures (“MCM”) products, including CYFENDUS® (Anthrax Vaccine Adsorbed (AVA), Adjuvanted), ACAM2000® (Smallpox (Vaccinia) Vaccine, Live), CNJ-016® (Vaccinia Immune Globulin Intravenous, Human (VIGIV)), BAT® (Botulism Antitoxin Heptavalent (A,B,C,D,E,F,G)-(Equine)), BioThrax® (Anthrax Vaccine Adsorbed), EbangaTM (ansuvimab-zykl) and/or TEMBEXA® among others, as well as contracts related to development of medical countermeasures;
•our ability to meet our commitments to quality and compliance in all of our manufacturing operations;
•our ability to negotiate additional USG procurement or follow-on contracts for our MCM products that have expired or will be expiring;
•the commercial availability and impact of a generic and competitive marketplace on future sales of NARCAN® (naloxone HCL) Nasal Spray and over-the-counter NARCAN® Nasal Spray and KLOXXADO® Nasal Spray;
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
•our ability to comply with the operating and financial covenants required by (i) our term loan facility (the “Term Loan Facility”) under a credit agreement, dated August 30, 2024, among the Company, the lenders from time to time party thereto and OHA Agency LLC, as administrative agent, (ii) our revolving credit facility (the “Revolving Credit Facility”, and together with the Term Loan Facility, the “Senior Secured Credit Facilities”) under a credit agreement, dated September 30, 2024, among the Company, certain subsidiary borrowers, the lenders from time to time party thereto and Wells Fargo, National Association, as Agent, and (iii) our 3.875% Senior Unsecured Notes due 2028 (the “Senior Unsecured Notes”);
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

•the procurement of our product candidates by USG entities under regulatory authorities that permit government procurement of certain medical products prior to United States ("U.S.") Food and Drug Administration (“FDA”) marketing authorization, and corresponding procurement by government entities outside the United States;
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
The foregoing sets forth many, but not all, of the factors that could cause actual results to differ from our expectations in any forward-looking statement. When evaluating our forward-looking statements, you should consider this cautionary statement along with the sections entitled “Risk Factor Summary,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures about Market Risk” in this Annual Report on Form 10-K, as well as the risks identified in our other reports filed with the U.S. Securities and Exchange Commission (the "SEC"). New factors may emerge from time to time, and it is not possible for management to predict all such factors, nor can it assess the impact of any such factor on the business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement.
NOTE REGARDING COMPANY REFERENCES
References in this report to “Emergent,” the “Company,” “we,” “us,” and “our” refer to Emergent BioSolutions Inc. and its consolidated subsidiaries.
NOTE REGARDING TRADE NAMES
Emergent®, BioThrax®, BaciThrax®, BAT®, ANTHRASIL®, CNJ-016®, ACAM2000®, NARCAN®, CYFENDUS®, TEMBEXA® and any and all Emergent BioSolutions Inc. brands, products, services and feature names, logos and slogans are trademarks or registered trademarks of Emergent BioSolutions Inc. or its subsidiaries in the United States or other countries. All other brands, products, services and feature names or trademarks are the property of their respective owners, including KLOXXADO®, which is a registered trademark of Hikma Pharmaceuticals USA Inc.

PART I
ITEM 1. BUSINESS
OVERVIEW
We are a global life sciences company focused on providing innovative preparedness and response solutions addressing accidental, deliberate and naturally occurring Public Health Threats (“PHTs”). Our solutions include a product portfolio, a product development portfolio, and a contract development and manufacturing (“CDMO”) services portfolio. The types of PHTs we are currently addressing are focused on the following four categories:
•chemical, biological, radiological, nuclear and explosives (“CBRNE”);
•emerging infectious diseases (“EID”);
•emerging health crises; and
•acute, emergency and community care.
Our revenues are derived from a combination of the sale and procurement of our product/product candidate portfolio (described below), the provision of our bioservices to external customers, and non-dilutive contract and grant funding for research and development (“R&D”) projects from various third-party sources.
As of December 31, 2025, the Company has a portfolio of 11 products focused on addressing global public health threats like smallpox, mpox, anthrax, Ebola and opioid overdose emergencies. The revenues generated by the products comprise a substantial portion of our revenue. We structure our business with a focus on markets and customers. As such, the key components of the business structure include the following four product and service categories: Commercial products, consisting of NARCAN® Nasal Spray and KLOXXADO®, Anthrax – Medical Countermeasures (“MCM”) Products, Smallpox - MCM products, and Emergent Bioservices (CDMO) (“Bioservices”).
OUR OPERATING SEGMENTS
Our business is organized in three operating segments:
•our Commercial Product Segment consisting of NARCAN® Nasal Spray and KLOXXADO® (naloxone HCl) Spray;
•our MCM Products Segment consisting of Anthrax—MCM products, Smallpox—MCM products and Other Products (as discussed below); and
•our Services Segment consisting of our Bioservices portfolio.
Additionally, we have a centralized R&D organization and an enterprise-wide governance approach to managing our portfolio of R&D projects.
Commercial Product Segment
In the U.S. and Canadian markets, our Commercial business primarily focuses on sales of naloxone products, NARCAN® (naloxone HCl) Nasal Spray and KLOXXADO® (nalonxone HCI) Nasal Spray. NARCAN® Nasal Spray is sold commercially over-the-counter ("OTC") at retail pharmacies and digital commerce websites as well as through physician-directed or standing order prescriptions at retail pharmacies, health departments, local law enforcement agencies, community-based organizations, substance abuse centers and other federal agencies. KLOXXADO® Nasal Spray is a prescription pharmaceutical product sold at pharmacies as well as public and government entities through physician-directed or standing order prescriptions.

In 2023, we completed the sale of our Commercial Products Segment's travel health business, including rights to Vivotif®, the licensed typhoid vaccine; Vaxchora®, the licensed cholera vaccine; the development-stage chikungunya vaccine candidate CHIKV VLP; the Company’s manufacturing site in Bern, Switzerland; and certain of its development facilities in San Diego, California to Bavarian Nordic. We have achieved all four development milestones under the Purchase and Sale Agreement with Bavarian Nordic for aggregate payments of $80.0 million: $10.0 million upon Bavarian Nordic's announcement that the European Medicines Agency had validated the marketing authorization application for CHIKV VLP in July 2024; $20.0 million upon Bavarian Nordic's announcement that the FDA accepted and granted Priority Review for the Biologics License Application ("BLA") for CHIKV VLP in August 2024; $30.0 million, upon the FDA's approval of CHIKV VLP under the Priority Review for persons 12 years of age and older in February 2025; and $20.0 million upon the European Commission's approval of CHIKV VLP for persons 12 years of age and older in February 2025. As a result, the entire $80.0 million of total milestone payments have been received as of December 31, 2025. Pursuant to the Purchase and Sale Agreement, the Company may receive up to $30.0 million of earn-out payments from Bavarian Nordic based on aggregate net sales of Vaxchora® and Vivotif® in calendar year 2026.

In connection with the divestiture, the Company entered into a Transition Services Agreement with Bavarian Nordic to help support its ongoing operations that was substantially completed in 2024. For additional information, refer to Note 4, "Divestitures" in the Notes to Consolidated Financial Statements in Part II, Item 8. of this Form 10-K.
MCM Products Segment
Our Government - MCM business focuses primarily on procurement of MCM products and procured product candidates by domestic and international government customers, with an emphasis on the USG, which is our largest customer. We also sell MCM products and procured product candidates to domestic and international non- and quasi-government organizations and to governments outside of the U.S.
In July 2024, we entered into a Stock and Asset Purchase Agreement (the “RSDL® Agreement”) with SERB Pharmaceuticals, through its wholly owned subsidiary BTG International Inc. (collectively, “SERB”), pursuant to which, among other things, we sold our worldwide rights to RSDL® to SERB (the “RSDL® Transaction”). See Note 4, “Divestitures” in the Notes to Consolidated Financial Statements in Part II, Item 8. of this Form 10-K for more information on the RSDL® Transaction.
Services Segment
Our services business consists of distinct but interrelated bioservices based on our manufacturing capabilities: drug substance manufacturing; drug product manufacturing (also referred to as “fill/finish” services) and packaging; development services including technology transfer, process and analytical development services; and, when necessary, suite reservation obligations. Our services utilize diverse technology platforms (mammalian, microbial, viral and plasma) from our development and manufacturing facilities to support internal products and enable us to offer unique capabilities to both clinical-stage and commercial-stage projects for a variety of third-party customers, including government agencies, innovative pharmaceutical companies, and non-government organizations.
Following the completion of multiple restructuring plans from January 2023 through September 2025, along with the sale of the Baltimore-Bayview drug substance manufacturing facility to Syngene International (“Syngene”), closure of the Rockville, Maryland Drug Product facility, and sale of Drug Product facility in Baltimore-Camden to Bora Pharmaceuticals Injectables Inc., a subsidiary of Bora, we successfully reduced investment in and de-emphasized focus on the Services business. Therefore, as of the first quarter of 2025, the Company’s Services operating segment no longer met the quantitative thresholds of a reportable segment and did not meet the aggregation criteria set forth in Accounting Standards Codification 280, Segment Reporting, and as such is categorized within “All other revenues” along with “Contracts and Grants”. See Note 19 “Segment information”, Note 4, “Divestitures” and Note 5, “Impairment and restructuring charges” in the Notes to Consolidated Financial Statements in Part II, Item 8. of this Form 10-K for more information related to these announcements.
OUR STRATEGY
In 2025, the Company advanced the turnaround phase of its multi-year plan while remaining focused on our mission to protect and save lives. We delivered solutions for high-priority public health threats and opioid overdose emergencies and executed key actions to improve operating performance, strengthen financial flexibility, streamline our manufacturing footprint, maintain leadership in naloxone, and deliver solid performance in our MCM business globally.

Early in the year, we took meaningful steps to position the Company for long-term organic and inorganic growth and to further strengthen our financial profile. In March 2025, we completed the sale of the Baltimore-Bayview drug substance manufacturing facility to Syngene for approximately $36.5 million at closing, while retaining the right to secure manufacturing services and capacity at the facility for future growth and pandemic response production in collaboration with Syngene. The Company also expanded its naloxone portfolio through the acquisition from Hikma of exclusive commercial rights in the U.S. and Canada to KLOXXADO® (naloxone HCl) Nasal Spray 8 mg. We also progressed a strategic innovation initiative through investment in Swiss Rockets Ltd. During the year, the Company also undertook several actions to support value creation for shareholders. In March 2025, our Board of Directors authorized a stock repurchase program of up to $50.0 million through March 27, 2026, and authorized the Company to repurchase up to $30.0 million in aggregate principal amount of the 3.875% Senior unsecured Notes due 2028. Taken together with the Company's voluntary $100.0 million prepayment under the Company's Term Loan Agreement with OHA Agency LLC, as administrative agent, and the lenders from time to time party thereto (the “Term Loan Agreement”) in late December 2025. In February 2026, our Board of Directors reauthorized the 2025 Share Repurchase Program for the repurchase of up to $50.0 million through March 31, 2027. These actions demonstrate our continued focus on a disciplined capital allocation strategy and enhanced financial flexibility.

Operationally the Company continued to streamline and strengthen our manufacturing network and execution capabilities, driving improved utilization and profit follow-through. In December 2025, the FDA approved a supplemental BLA to add our Winnipeg, Canada facility as the drug product manufacturing and testing site for raxibacumab, supporting our objective of a more resilient, customer-focused network capable of supplying critical products and supporting strategic manufacturing partnerships.

The Company maintained strong collaboration with U.S. government partners and continued to meet expectations for MCM preparedness, securing multiple contract actions during 2025 that support near- and mid-term deliveries. These included contract actions for ACAM2000® totaling $56 million, CYFENDUS® totaling $30 million, CNJ-016® (VIGIV) totaling $51.9 million, BAT® totaling $62.4 million, and TEMBEXA® totaling $17 million. The Company also announced the exercise of a $20 million option to supply BioThrax® (Anthrax Vaccine Adsorbed) to the U.S. Department of War and received a Biomedical Advanced Research and Development Authority ("BARDA") contract option valued at approximately $16.7 million to continue post-licensure development collaboration activities for Ebanga™.

Internationally, the Company continued to pursue opportunities aligned with our capabilities and partners’ preparedness needs. During 2025, we announced approximately $27 million in incremental sales to supply international customers with five critical MCM products, and we secured $29 million in MCM product orders from an international government partner.

As biological threats continue to evolve, we have also engaged stakeholders to reinforce the importance of sustained preparedness and public-private partnership, including communications intended to elevate awareness of biological threats and U.S. and global preparedness needs.

The Company continued to hold a leadership position with NARCAN® Nasal Spray, supported by strong demand for OTC NARCAN® Nasal Spray and continued innovation in customer solutions. We expanded NARCANDirect® to offer KLOXXADO® and introduced Convenience Kits to support frontline responders and community programs, while continuing to invest in overdose preparedness and awareness initiatives intended to normalize carrying naloxone and reduce stigma.

Looking to 2026, the Company plans to continue executing the turnaround phase of our multi-year plan with a focus on disciplined execution, improved operating performance, and long-term sustainable growth while maintaining our mission to protect and save lives. The priorities include:

•Reinforcing the highest standards of patient safety, quality and compliance,
•Leveraging strong government and stakeholder relationships to support preparedness priorities,
•Maintaining disciplined capital allocation and financial flexibility,
•Enabling growth across our business lines and strengthening our competitive positioning,
•Advancing strategic partnerships and targeted innovation aligned to our capabilities, and
•Expanding global engagement to support international opportunities.

PRIMARY PRODUCTS AND PRODUCT CANDIDATES
Government - MCM Products
The current portfolio of our Government - MCM business consists of the following products:

GOVERNMENT - MCM PRODUCTS
Product	Indication(s)*	Regulatory Approvals, Licensures or Clearances
ACAM2000® (Smallpox (Vaccinia) Vaccine, Live)	Vaccine for active immunization against smallpox disease for persons determined to be at high risk for smallpox infection.**	Australia, Canada, Singapore
ACAM2000® (Smallpox and Mpox (Vaccinia) Vaccine, Live)	Vaccine for active immunization for the prevention of smallpox and mpox disease in individuals determined to be at high risk for smallpox or mpox infection.	United States
ANTHRASIL® [Anthrax Immune Globulin Intravenous (Human)]	Treatment of inhalational anthrax in adult and pediatric patients in combination with appropriate antibacterial drugs.	United States, Canada
BAT® [Botulism Antitoxin Heptavalent (A,B,C,D,E,F,G)-(Equine)]	Treatment of symptomatic botulism following documented or suspected exposure to botulinum neurotoxin serotypes A, B, C, D, E, F, or G in adults and pediatric patients.	United States, Canada, Singapore, Ukraine
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
United States, Canada, France (where it is known as BaciThrax®), Germany, Singapore
CYFENDUS® (Anthrax Vaccine Adsorbed Adjuvanted)	Vaccine for post-exposure prophylaxis of disease following suspected or confirmed exposure to Bacillus anthracis in persons 18 through 65 years of age when administered in conjunction with recommended antibacterial drugs.	United States
Ebanga™ (ansuvimab-zykl), for injection	Treatment of infection caused by Orthoebolavirus zairense in adult and pediatric patients, including neonates born to a mother who is RT-PCR positive for Orthoebolavirus zairense infection.	United States
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
CNJ-016® (VIGIV) [Vaccinia Immune Globulin Intravenous (Human)]
Treatment of complications due to vaccinia vaccination, including:
•Eczema vaccinatum
•Progressive vaccinia;
•Severe generalized vaccinia;
•Vaccinia infections in individuals who have skin conditions; and
•Aberrant infections induced by vaccinia virus (except in cases of isolated keratitis).
CNJ-016® (VIGIV) is not indicated for postvaccinial encephalitis.
United States, Canada
*Indication statements are as per the U.S. Prescribing Information unless otherwise denoted. **Indication statement as per the Health Canada Product Monograph.

Description of MCM Products
ACAM2000® (Smallpox and Mpox (Vaccinia) Vaccine, Live). ACAM2000® vaccine is a smallpox and mpox vaccine licensed by the FDA for active immunization for the prevention of smallpox and mpox disease in individuals determined to be at high risk for smallpox or mpox infection. The mpox indication was approved by the FDA following a supplemental Biological License Application ("sBLA") approval issued in August 2024. In December 2023, ACAM2000® vaccine received a Notice of Compliance from Health Canada for its Extraordinary Use New Drug Submission (EUNDS) for the indication of active immunization against smallpox disease for persons determined to be at high risk for smallpox infection. ACAM2000® is also licensed in Australia and Singapore for the smallpox indication. ACAM2000® vaccine is currently stockpiled both in the U.S. and internationally. Smallpox is a highly contagious disease caused by the Variola virus. According to the Centers for Disease Control and Prevention ("CDC"), smallpox is a devastating disease, with a mortality rate as high as 30%. In recent years, there have been global outbreaks of mpox, which is caused by a virus in the same family as smallpox, increasing the need for vaccine access. This is particularly true in endemic regions. The vaccine stimulates a person's immune system to develop antibodies and cell responses that can then help the body fight off infection if exposure occurs.
In 2019, we announced the award by the USG of a contract valued at up to approximately $2.0 billion over 10 years for the continued supply of ACAM2000® vaccine into the SNS, assuming all contract options are exercised (the "ACAM2000® Contract"). This multiple-year contract is intended to support the replacement of the smallpox vaccine stockpile and included a one-year base period of performance in 2019 valued at approximately $170.0 million, and nine option years. The number of doses under the base period were delivered by year-end 2019. The U.S. Department of Health and Human Services ("HHS") exercises its first and second contract options to procure doses of ACAM2000® vaccine in 2020 and 2021, respectively, which options were valued at $176.0 million and $182.2 million, respectively. The USG chose to not exercise its option year in 2022. In 2023, 2024 and 2025, the Company, through its wholly-owned subsidiary, Emergent Product Development Gaithersburg Inc. ("Emergent Gaithersburg") received contract modifications from the Office of the Assistant Secretary for Preparedness and Response (“ASPR”), an agency of HHS, exercising and funding the third, fifth and sixth, respectively, of nine annual contract term extension options (the “Option Exercises”) for Emergent to supply ACAM2000® to the SNS. These option exercises were valued at approximately $120.0 million, $99.9 million and $56.0 million, respectively. The Option Exercises were made under bilateral modifications of the ACAM2000® Contract. All delivery options were satisfied when met.

ANTHRASIL®. ANTHRASIL® (Anthrax Immune Globulin Intravenous (Human)) is the only polyclonal antibody therapeutic licensed by the FDA for the treatment of inhalational anthrax in adult and pediatric patients in combination with appropriate antibacterial drugs. In 2024, we continued two contracts with HHS for ANTHRASIL®: 1) a development and procurement contract which was successfully completed as of September 2024, and 2) an active delivery order issued under a multiple award, indefinite delivery/indefinite quantity contract. The delivery order was successfully completed in July 2025 with formal close out executed in September 2025. In addition to domestic USG revenue, ANTHRASIL® has been sold to several foreign governments.
BAT® [Botulism Antitoxin Heptavalent (A, B, C, D, E, F, G) – (Equine)]. BAT® antitoxin is the only equine plasma antitoxin licensed by the FDA and Health Canada for the treatment of all seven botulinum neurotoxin serotypes. BAT® antitoxin is licensed by the FDA for the treatment of symptomatic botulism following suspected or documented exposure to botulinum neurotoxin serotypes A, B, C, D, E, F or G in adults and pediatric patients. It is also licensed in Canada pursuant to Health Canada’s Extraordinary Use New Drugs regulations. BAT® antitoxin is the only heptavalent botulism antitoxin available in the U.S. and Canada for treating naturally occurring botulism in adults or pediatric patients. Botulinum toxin is a nerve toxin produced by the bacterium Clostridium botulinum that causes botulism, a serious paralytic illness. In 2020, we announced the finalization of a previously announced contract with HHS, valued at up to $550.0 million, if all options under the contract are exercised. The contract has two deliverables. The first deliverable, negotiated in September 2019 and valued at up to approximately $90.0 million, is to supply annual doses of BAT® antitoxin into the SNS for 10 years by converting existing bulk drug substance into final drug product. This deliverable also includes options for additional doses valued at up to approximately $94.0 million over 10 years. The second deliverable, valued at up to approximately $366.0 million, is for the production of additional doses of bulk drug substance over 10 years to maintain the plasma collection and production capability for botulism response planning. In addition to domestic government sales, BAT® antitoxin continues to be sold internationally, with deliveries to 19 foreign countries in 2025.

BioThrax® (Anthrax Vaccine Adsorbed). BioThrax® vaccine is the only vaccine licensed by the FDA for pre-exposure prophylaxis of anthrax disease in persons at high risk of exposure. BioThrax® vaccine is also approved by the FDA for post-exposure prophylaxis of disease following suspected or confirmed Bacillus anthracis exposure, when administered in conjunction with recommended antibacterial drugs. Anthrax is a potentially fatal disease caused by the spore-forming bacterium, Bacillus anthracis. Inhalational anthrax is the most lethal form of anthrax. In the U.S., BioThrax® vaccine is administered in a pre-exposure prophylaxis setting by intramuscular injection as a three-dose primary series over a six-month period. Per the U.S. label, booster doses are administered six and 12 months after completion of the primary series and at 12-month intervals thereafter. BioThrax® vaccine is administered in a post-exposure prophylaxis setting as three subcutaneous injections two weeks apart in conjunction with antibacterial drugs following suspected or confirmed Bacillus anthracis exposure. When we report the revenue associated with “anthrax vaccines,” it reflects the combined revenue from the procurement and sale of BioThrax® vaccine as well as CYFENDUS® vaccine.
In January 2024, the Company announced that it has secured an indefinite-delivery, indefinite-quantity ("IDIQ") procurement contract with the U.S. Department of War ("DoW") and led by the Joint Program Executive Office for Chemical, Biological, Radiological and Nuclear Defense, with a maximum value up to $235.8 million, to supply BioThrax® vaccine for use by all branches of the U.S. military as Pre-Exposure Prophylaxis (PrEP) for anthrax disease. The IDIQ contract is comprised of a five-year base agreement ending on September 30, 2028, and an additional five-year option that would extend the contract to September 30, 2033. In 2024, one delivery order was issued, exercising two contract options for $27.9 million. In January 2025, the Company announced the exercise of a third option and modification to the IDIQ contract valued at approximately $20 million to supply BioThrax® vaccine for use by all branches of the U.S. military as Pre-Exposure Prophylaxis (PrEP) for anthrax disease. On January 8, 2026, the Company announced the exercise of an option to the IDIQ contract valued at approximately $21.5 million to supply BioThrax® to the U.S. Department of War in 2026.

CYFENDUS® (Anthrax Vaccine Adsorbed, Adjuvanted) (referred to as investigational product AV7909 prior to FDA approval in July 2023). CYFENDUS® vaccine was approved by the FDA for post-exposure prophylaxis of disease following suspected or confirmed exposure to Bacillus anthracis in persons 18 through 65 years of age when administered in conjunction with recommended antibacterial drugs. In 2021, AV7909 was granted orphan drug designation by the FDA. In 2023, the FDA approved our BLA for CYFENDUS®. Studies have shown that CYFENDUS® elicits a stronger immune response using fewer doses than BioThrax® vaccine, which is expected to allow patients to reach a protective level of immunity more rapidly. CYFENDUS® is designed to provide protection with a two-dose regimen (versus the BioThrax® three-dose regimen) for post-exposure prophylaxis of anthrax disease, when administered in combination with the recommended antibacterial drugs.
In 2016, we signed a combination development and procurement contract with Biomedical Advanced Research and Development Authority ("BARDA"), which included a five-year base period of performance to develop CYFENDUS® for post-exposure prophylaxis of anthrax disease and to deliver to the SNS an initial two million doses, subsequently modified to three million doses in March 2017. The contract also includes procurement options for the delivery of an additional 7.5 million to 50.0 million doses of CYFENDUS® into the SNS and options for an additional clinical study and post marketing commitments. In 2019, we initiated and completed enrollment of a Phase 3 study of 3,850 subjects evaluating safety, immunogenicity and lot consistency. The study was completed in 2020. In collaboration with us, the CDC filed with the FDA a pre-EUA submission package related to CYFENDUS®. Following this submission, BARDA began procuring CYFENDUS®, exercising its first three contract options in July 2019, July 2020 and September 2021, respectively, followed by the execution of two contract modifications in 2023. In 2024, two additional contract modifications (valued at approximately $80.0 million) were executed with BARDA; full delivery under the first modification was completed in 2024, and partial delivery for the second modification occurred in 2024 with the remainder to be delivered in 2025.
EbangaTM (ansuvimab-zykl), for injection. EbangaTM (ansuvimab-zykl) is a monoclonal antibody with antiviral activity provided through a single IV infusion (over 60 minutes) for the treatment of infection caused by Orthoebolavirus zairense in adult and pediatric patients, including neonates born to a mother who is RT-PCR positive for Orthoebolavirus zairense infection. In 2022, we entered into an asset purchase agreement and a license agreement with Ridgeback Biotherapeutics (“Ridgeback”) to expand the availability of EbangaTM (ansuvimab-zykl). This included a license to use the Ebanga™ trademark and to certain patent rights related to EbangaTM (ansuvimab-zykl). We are responsible for manufacturing, selling and distributing EbangaTM (ansuvimab-zykl) in the U.S. and Canada and Ridgeback will serve as the global access partner. In 2023, we announced we were awarded a 10-year contract by BARDA, valued at up to a maximum of $704 million, for advanced development, manufacturing scale-up, and procurement of Ebanga™. In 2024, BARDA elected to exercise Option 1 (valued at approximately $41.9 million) under the contract for work related to drug substance engineering, scale-up, stability, process validation and commercial readiness. In January 2025, BARDA elected to exercise Option 2 (valued at approximately $16.7 million) under the contract for work related to drug product process and analytical testing validation and long-term stability for Ebanga™ (ansuvimab-zykl).

Raxibacumab injection. Our raxibacumab product is the first fully human monoclonal antibody therapeutic licensed by the FDA for the treatment and prophylaxis of inhalational anthrax due to Bacillus anthracis. Our raxibacumab product is indicated for the treatment of adult and pediatric patients with inhalational anthrax due to Bacillus anthracis in combination with appropriate antibacterial drugs and for prophylaxis of inhalational anthrax when alternative therapies are not available or are not appropriate.
TEMBEXA® (brincidofovir) tablets and oral suspension. TEMBEXA® is the first oral antiviral approved by the FDA for the treatment of smallpox disease caused by variola virus in adult and pediatric patients, including neonates. In September 2022, we acquired exclusive worldwide rights to brincidofovir from Chimerix Inc. for the treatment of any human smallpox disease or any other disease caused by any orthopox virus. Following the acquisition, the 10-year contract with BARDA, valued at up to $680.0 million, to supply up to 1.7 million tablet and suspension formulations of TEMBEXA® was novated to the Company, which contract was modified in 2024 to execute additional procurement options valued at approximately $67.4 million. In September 2025, an option was exercised for additional procurement of TEMBEXA® valued approximately at $17.1 million. In 2023, Emergent received a Notice of Compliance from Health Canada for its Extraordinary Use New Drug Submission (EUNDS) for indication of the treatment of human smallpox disease in adults and pediatric patients, including newborn infants. In 2024, Emergent announced that TEMBEXA® would be included in a clinical trial conducted and sponsored by PANTHER, under the leadership of the Africa Centers for Disease Control and Prevention, as part of the Mpox Study in Africa (MOSA). The Company has two patent families relating to the TEMBEXA® product including but not limited to, those listed in the Orange Book: 8,962,829, 9,303,051, 9,371,344, 10,112,909, and 10,487,061. The latest expiring United States composition of matter patents expires in 2034.

CNJ-016® (VIGIV) (Vaccinia Immune Globulin Intravenous (Human)). CNJ-016® (VIGIV) is the only polyclonal antibody therapeutic licensed by the FDA and Health Canada to address certain complications from replicating virus smallpox vaccination. The principal customer for CNJ-016® (VIGIV) is the USG, specifically HHS. In 2019, we announced a contract award by HHS valued at approximately $535.0 million over 10 years for the continued supply of CNJ-016® (VIGIV) into the SNS for smallpox preparedness. CNJ-016® (VIGIV) has also been procured by a limited number of foreign governments.
Commercial Products
Our current commercial portfolio consists of the following product:

COMMERCIAL PRODUCTS
Product	Indication(s)*	Regulatory Approvals
NARCAN® (naloxone HCI) Nasal Spray	Emergency use to reverse known or suspected opioid overdose as manifested by respiratory and/or severe central nervous system depression.	United States, Canada
KLOXXADO® (naloxone HCI) Nasal Spray	Emergency treatment of known or suspected opioid overdose as manifested by respiratory and/or central nervous system depression, for adult and pediatric patients.**	United States, Canada
*Indication statement as per the Health Canada Product Monograph **Indication statement is as per the U.S. Prescribing Information
Description of Commercial Products
NARCAN® Nasal Spray. NARCAN® Nasal Spray, a product we obtained in connection with our acquisition of Adapt Pharma Inc. in 2018, is an intranasal formulation of naloxone approved by the FDA and Health Canada for the emergency treatment of known or suspected opioid overdose as demonstrated by respiratory and/or central nervous system depression. We have rights to formulations of naloxone used in NARCAN® Nasal Spray from Indivior PLC (f/k/a Opiant Pharmaceuticals Inc.). The primary customers for NARCAN® Nasal Spray are state health departments, local law enforcement agencies, community-based organizations, substance abuse centers, federal agencies, and consumers. We launched the Generation II NARCAN® Nasal Spray device, which has a claim for enhanced temperature excursions and storage below 25°C. In January 2024, the Company announced that the FDA has acknowledged the shelf-life extension of NARCAN® Nasal Spray from 36 months to 48 months based on the Company’s four-year stability data.
In February 2023, the FDA Nonprescription Drugs Advisory Committee and the Anesthetic and Analgesic Drug Products Advisory Committee unanimously voted in favor (a total of 19 votes) that the benefit-risk profile of NARCAN® Nasal Spray was supportive of its use as a nonprescription opioid overdose reversal agent. NARCAN® Nasal Spray was approved as an OTC medication in March 2023. It was the first 4 mg naloxone nasal spray available OTC in the U.S. The OTC product was shipped out to retailers and e-commerce providers nationwide beginning in August 2023 and continues to be available nationwide across grocery, drug stores and mass merchant.

In January 2025, the Company announced an agreement with Hikma Pharmaceuticals Inc. (“Hikma”) in which the Company obtained exclusive commercial rights for product sales and marketing in the United States and Canada to Hikma’s KLOXXADO® (Naloxone HCl) Nasal Spray, for the emergency treatment of known or suspected opioid overdose as demonstrated by respiratory and/or central nervous system depression. KLOXXADO® is a prescription product initially approved with 8mg dose in the U.S. and Canada, and a 4mg dose additionally approved in the United States in 2025. Emergent took over sales and marketing of KLOXXADO® in 2025. The primary customers for KLOXXADO® are state health departments, local law enforcement agencies, community-based organizations, substance abuse centers, federal agencies, and patients with prescriptions accessing the product via pharmacies.

Product Candidates
The table below highlights our product candidates in 2025:

PRODUCT CANDIDATES
Product Candidate	Target Indication	Stage of Development
EBS-MARV (rVSV-vectored vaccine for Marburg virus disease)	Active immunization to prevent Marburg virus disease.	Pre-Clinical
EBS-SUDV (rVSV-vectored vaccine for Sudan virus disease)	Active immunization to prevent Sudan virus disease.	Pre-Clinical
Pan-Ebola mAbs	Treatment of Ebola virus disease caused by infection in patients with confirmed Sudan virus.	Pre-Clinical
WEVEE-VLP	To prevent disease caused by Western, Eastern, and Venezuelan equine encephalitis virus infections.	Phase 1 - Completed
Description of Product Candidates
EBS-LASV. This vaccine candidate is a recombinant, vesicular stomatitis virus vectored, monovalent vaccine encoding the surface glycoprotein precursor gene of Lassa virus. The development program is partnered with the Coalition for Epidemic Preparedness Innovations ("CEPI"). We have completed our Phase 1 clinical trial and while no safety concerns were observed, the vaccine did not meet the specified immunogenicity endpoint. CEPI funding has been discontinued and this candidate will not progress into Phase 2. This program is discontinued and was closed in 2025.
EBS-MARV. This vaccine candidate is a recombinant, vesicular stomatitis virus vectored, monovalent vaccine encoding the surface glycoprotein precursor gene of Marburg virus. The development program is partnered with Auro Vaccines and is currently in IND-enabling stage. National Institute of Allergy and Infectious Diseases ("NIAID") is funding Auro Vaccines program with contract options through Phase 1 development. Phase 1 GMP Drug Substance material was manufactured in 2025. Discussions are on-going between Auro Vaccines and NIAID around funding for conversion of this material to GMP Drug Product. At the end of 2025, the Company decided to deprioritize this product candidate.
EBS-SUDV. This vaccine candidate is a recombinant, vesicular stomatitis virus vectored, monovalent vaccine encoding the surface glycoprotein precursor gene of Sudan virus. The development program is partnered with Auro Vaccines and is currently in IND-enabling stage. NIAID is funding Auro Vaccines program with contract options through Phase 1 development. Phase 1 GMP material was not manufactured as expected in 2025 due to NIAID funding challenges. At the end of 2025, the Company decided to deprioritize this product candidate.
Pan-Ebola mAbs. IBT-T02 is a cocktail comprised of two chimeric mAbs, FVM04 and CA45. The mAb cocktail candidate targets two highly conserved and non-overlapping epitopes on the glycoprotein of Sudan ebolavirus (SUDV) and other ebolaviruses. The preclinical program is in partnership with Integrated Biotherapeutics. The BARDA funded non-human primate study was completed and the data were reported in 2025. At the end of 2025, the Company decided to deprioritize this product candidate.
WEVEE-VLP. WEVEE VLP vaccine is a recombinant VLP vaccine. The development program is in partnership with NIAID Vaccine Research Center (VRC), who has already completed a Phase 1 clinical trial of the trivalent vaccine, in addition to a monovalent Phase 1 clinical study of the VEEV VLP component only. At the end of 2025, the Company decided to deprioritize this product candidate.

Description of Services
Bioservices
Our Bioservices offering is based on our established development and manufacturing infrastructure, technology platforms and expertise related to the production of biopharmaceutical products.
Our Bioservices consist of development and analytical services, bulk drug substance manufacturing, drug product formulation and filling, and packaging of final drug product. Collectively, this portfolio of services provides the capability to support “molecule-to-market” solutions to clients engaged in drug development through commercialization of specific product types. These services are provided to biopharmaceutical innovator companies and non-governmental organizations ("NGOs").
We currently have four development and manufacturing sites located in the U.S. and Canada. These sites allow us to meet our internal manufacturing needs as well as perform targeted services for our external customers.
•Our Winnipeg and Gaithersburg sites house our development services expertise;
•Our Canton, Lansing and Winnipeg sites house our commercial drug substance expertise; and
•Our Winnipeg site houses our drug product and packaging expertise.
Marketing and Sales
We have dedicated sales channels for each of our products and service offerings.
Government - MCM Products
Our dedicated team possesses specialized knowledge and experience in both the public and private sectors, focusing on counter terrorism, CBRNE preparedness and public health. We facilitate the entire procurement process for our MCM products and procured product candidates globally through partnerships with the USG, international and domestic NGOs and foreign governments.
The following table lists the registered trademarks for our MCM products:

Trademark	Country of Origin
ACAM2000®	Australia, Brazil, Canada, EU, Hong Kong, Israel, Singapore, United Kingdom, U.S.
ANTHRASIL®	Australia, Canada, Egypt, EU, Israel, Lebanon, Republic of Korea, Qatar, Saudi Arabia, Singapore, Turkey, United Kingdom, United Arab Emirates, U.S.
U.S.
EU, UK
BAT®	Canada, EU, Japan, Mexico, United Kingdom, U.S.
BioThrax®	Australia, Brazil, Canada, EU, India, Malaysia, Saudi Arabia, Singapore, United Kingdom, U.S.
BaciThrax®	France
CYFENDUS®	U.S.
TEMBEXA®	Argentina, Australia, Brazil, Canada, Chile, China, EU, Hong Kong, India, Israel, Japan, Mexico, New Zealand, Norway, Russia, Singapore, South Africa, Switzerland, Taiwan, Turkey, Ukraine, United Kingdom, U.S.
Australia, EU
CNJ-016®	U.S.

Commercial Products
In the U.S. market, NARCAN® (naloxone HCl) Nasal Spray and KLOXXADO® are sold directly to state and local governments and used by first responders, including: police, firefighters and emergency medical teams. In addition, NARCAN® Nasal Spray is sold to consumers online and through retailers nationwide, as well as to businesses. NARCAN® Nasal Spray was approved as an OTC medication in March 2023. It was the first 4 mg naloxone nasal spray available OTC in the U.S. KLOXXADO®, a prescription product, is also available to patients with prescriptions at pharmacies.
In December 2024, Emergent completed its FDA establishment registration (per Title 21 CFR Part 807) to authorize Emergent to distribute imported convenience kits containing medical devices (gloves and CPR mask) in the U.S. These convenience kits provide devices that support treatment of opioid overdose.
In the Canadian market, NARCAN® (naloxone HCl) Nasal Spray is sold directly to federal, provincial and local governments and agencies for use by first responders, public health and harm reduction agencies, and indigenous communities. In addition, NARCAN® Nasal Spray is sold to businesses online and through pharmacies nationwide. In November 2023, we submitted a Medical Device Establishment License (MDEL) Application to Health Canada that would permit Emergent to distribute naloxone convenience kits containing medical devices (gloves and CPR mask) and Narcan® Nasal Spray (4mg) to comply with provincial legislative requirements. In December 2023, Emergent Canada Inc. received the MDEL, enabling the direct distribution of naloxone convenience kits containing medical devices and NARCAN® Nasal Spray in Canada, which distribution was launched in 2024.

The following table lists the registered trademarks for NARCAN® (naloxone HCl) Nasal Spray:

Trademark	Country of Registration
NARCAN®	Benelux, Canada, Denmark, Estonia, EU, Finland, Germany, Ireland, Italy, Norway, Spain, Sweden, United Kingdom, U.S.
Canada, EU, Norway, United Kingdom, U.S.
NarcanNasalSpray	Benelux, Germany, Denmark, Spain, Estonia, Finland, United Kingdom, Ireland, Italy, Norway, Sweden
NARCAN TWINDOSE	Canada, EU, Norway, United Kingdom
NARCAN DIRECT	Canada, EU, United Kingdom, U.S.
LAY, SPRAY, STAY	EU, United Kingdom, U.S.
Canada, U.S.
Canada, U.S., EU, United Kingdom
Canada
Canada
Canada
EU, United Kingdom, U.S.
EU, United Kingdom
EU, United Kingdom, U.S.
U.S.
U.S.

Bioservices
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
Competition
Our products and any product or product candidate that we acquire or successfully develop and commercialize are likely to compete with current products and product candidates that are in development for the same indications. The competition for our products and product candidates includes the following:
•ACAM2000®. ACAM2000® vaccine, which is licensed by the FDA for smallpox and mpox, and is licensed in Australia, Canada and Singapore for smallpox, remains the primary smallpox vaccine stockpiled by the USG and offers key features for public health mass vaccination programs that are critical, including a single dose vaccination schedule and multi-dose vial presentation. ACAM2000® vaccine faces competition from JYNNEOSTM vaccine, which is licensed by the FDA for the prevention of smallpox and mpox disease in adults 18 years of age and older determined to be at high risk for smallpox or mpox infection. JYNNEOS® vaccine is also approved in Switzerland, Singapore and Mexico. JYNNEOS® vaccine is approved in Canada and in the EU and United Kingdom under the trade names IMVAMUNE® and IMVANEX®, respectively. ACAM2000® vaccine also faces competition from KM Biologics LC16m8 vaccine, which is approved in Japan for smallpox and mpox.
•CYFENDUS® and BioThrax®. CYFENDUS® and BioThrax® vaccines are currently procured, primarily by the USG, for prevention of anthrax disease. BioThrax® and CYFENDUS® vaccines are currently the only two anthrax vaccines approved by the FDA for prevention of anthrax disease, and CYFENDUS® and BioThrax® are the only anthrax vaccines procured by the USG for the SNS to date. We face potential future competition for the supply of anthrax vaccines if the USG chooses to procure alternative products or product candidates. GC Biopharma, Blue Willow Biologics/Porton Biopharma, and Greffex are each currently developing anthrax vaccine product candidates, which are in various stages of clinical development. Of these product candidates, GC Biopharma and Blue Willow Biologics have completed Phase 1 trials.
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

•Naloxone Commercial Products. NARCAN® (naloxone HCl) Nasal Spray is the first FDA-approved intranasal naloxone spray for the emergency reversal of opioid overdoses. KLOXXADO® (naloxone HCI) nasal spray is a prescription product for the same use. These products face generic competition. Teva Pharmaceuticals Industries Ltd. and its Canadian affiliate (collectively, "Teva") have generic versions of an intranasal naloxone spray based on NARCAN® Nasal Spray approved by the FDA and Health Canada. Teva launched its generic naloxone nasal spray in the U.S. in 2021. Padagis Pharmaceuticals also has a generic version of an intranasal naloxone spray based on NARCAN® Nasal Spray approved by the FDA and launched in the U.S. in 2023. In addition, in April 2024, the FDA approved an additional ANDA for nasal naloxone 4mg from Amneal Pharmaceuticals, Inc. Our naloxone products also face branded competition: RextovyTM, (naloxone HCL nasal spray 4 mg), a branded product developed by Amphastar Pharmaceuticals, Inc. which also has a naloxone injection product, ZimhiTM (naloxone), a branded injectable product developed by Adamis, and RiVive™ a 3mg naloxone nasal spray formulation intended for use in opioid overdose reversal by Harm Reduction Therapeutics. In May 2023, FDA granted approval of OPVEE® (nalmefene) Nasal Spray to Opiant Pharmaceuticals Inc, (now a wholly owned subsidiary of Indivior PLC), which was released in the market during fourth quarter of 2023. In April 2024, the FDA approved Rezenopy® (naloxone HCL nasal spray 10mg), a branded product manufactured by Summit Biosciences Inc. Our naloxone products may face additional generic and branded competition in the future.
•Raxibacumab and ANTHRASIL® [Anthrax Immune Globulin Intravenous (Human)]. Our raxibacumab product is the first FDA-licensed fully human anthrax monoclonal antibody therapeutic and ANTHRASIL® [Anthrax Immune Globulin Intravenous (Human)] is the only polyclonal antibody therapeutic licensed by the FDA and Health Canada for the treatment of inhalational anthrax in adult and pediatric patients in combination with appropriate antibacterial drugs. Elusys Therapeutics, Inc. has obtained FDA licensure for Anthim® (obiltoxaximab) injection, a monoclonal antibody indicated for the treatment and prophylaxis of inhalational anthrax. Obiltoxaximab is also approved in Canada.
•TEMBEXA® (brincidofovir). TEMBEXA® is the first oral antiviral approved by the FDA, in June 2021, for all age groups for the treatment of smallpox. In 2023, TEMBEXA® received approval by Health Canada. TEMBEXA® faces competition from TPOXX® (tecovirimat), an oral therapy for the treatment of smallpox disease that was approved by the FDA in July 2018 and is currently procured by the USG for the SNS. TPOXX® is also approved in Canada and the EU. In the EU and Japan, TPOXX® is indicated for the treatment of smallpox, mpox and cowpox, as well as the treatment of complications following vaccination against smallpox.
Bioservices
We also compete for bioservices with several biopharmaceutical product R&D organizations, contract manufacturers of biopharmaceutical products (CDMOs), other bioservices organizations, and university research laboratories.
Companies with which we compete to provide bioservices fall into three broad categories. First, contract manufacturers such as Thermo Fisher Scientific, Lonza, and FUJIFILM Biotechnologies, all of which offer end-to-end contract manufacturing services encompassing development, drug substance, and drug product. Second, contract manufactures such as Grand River Aseptic Manufacturing, Pyramid Bioservices, and PCI, which offer a narrower range of services (e.g., exclusively drug substance or drug product). Lastly, organizations such as Pfizer CentreOne and AbbVie Contract Manufacturing, which offer a portfolio of manufacturing services to increase utilization of internal manufacturing capabilities. In some instances, we also compete with in-house research, development and manufacturing departments of other biopharmaceutical companies.
MANUFACTURING OPERATIONS
Manufacturing Network: Emergent relies on an internal and external network of manufacturers and other third parties to produce and test its commercial and clinical supply of products. The following products are manufactured internally: ACAM2000®, ANTHRASIL®, BAT® and CNJ-016® (VIGIV).
NARCAN® Nasal Spray, EBANGA™, TEMBEXA®, CYFENDUS® and BioThrax® are produced externally in whole or in part by contract manufacturers. However, we perform the majority of the work internally to produce CYFENDUS® and BioThrax®.
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
We obtain Alhydrogel® adjuvant 2%, which is used in the manufacture of CYFENDUS® and BioThrax® vaccines, from a single-source supplier for which we currently have no alternative source of supply. However, we maintain stored supplies of this adjuvant in quantities we believe to be sufficient to meet our expected manufacturing needs. We also utilize single-source suppliers for other raw materials in our manufacturing processes.
In addition, we utilize single source suppliers for all components of NARCAN® Nasal Spray.
We also rely on single source suppliers for our plasma collection to support the CNJ-016® (VIGIV) and BAT® programs. We work closely with our suppliers for these specialty programs and operate under long-term agreements.
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
•the Defense Federal Acquisition Regulations Supplement ("DFARS") and agency-specific regulations supplemental to DFARS, which comprehensively regulate the award, formation, administration and performance of DoW government contracts;
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
The Pandemic and All Hazards Preparedness Act of 2006 and Reauthorization Acts. The Pandemic and All Hazards Preparedness Act of 2006 established the role of ASPR within HHS and provided statutory authorities for a number of programs, including the creation of BARDA to support the development and procurement of MCMs to respond to CBRNE. The Pandemic All Hazards Preparedness Reauthorization Act of 2013 ("PAHPRA") continued BARDA’s role and reauthorized Project BioShield funding through fiscal year 2018 and provided BARDA with additional appropriations to support advanced research and development. The Pandemic and All-Hazards Preparedness and Advancing Innovation Act of 2019 reauthorized Project BioShield’s special reserve fund and authorized 10-year funding for product development. BARDA has used the incentives under Project BioShield and subsequent reauthorizations of it to build a robust pipeline of MCMs for multiple CBRNE agents. It has also procured and stockpiled many of our related products for potential use in the event of a PHT emergency, including BioThrax®, ACAM2000®, ANTHRASIL®, BAT®, CNJ-016® (VIGIV) and raxibacumab products.
Funding for BARDA is provided by annual appropriations by Congress. Congress appropriates annual funding for procurement of MCMs for the SNS (currently managed by ASPR) and for the NIAID to conduct biodefense research. This appropriation funding supplements amounts available under Project BioShield.
Emergency Use Authorization
Section 564 of the Federal Food, Drug, and Cosmetics Act ("FDCA") authorizes FDA to issue an Emergency Use Authorization ("EUA") to permit the introduction into interstate commerce of unapproved MCMs, or approved MCMs for unapproved uses, in the context of certain potential or actual public health emergencies. Several actions are required to trigger FDA’s authority to issue EUAs. First, there must be a determination by certain federal officials that a particular threat or emergency exists. This can be (1) a determination by the Secretary of HHS that there is a public health emergency, or a significant potential for a public health emergency, that affects, or has a significant potential to affect, national security or the health and security of United States citizens living abroad, and that involves CBRN agents, or a disease or condition that may be attributable to CBRN agents; (2) a determination by the Secretary of Homeland Security (“DHS”) that there is a domestic emergency, or a significant potential for a domestic emergency, involving a heightened risk of attack with a CBRN agent; (3) a determination by the Secretary of War that there is a military emergency, or a significant potential for a military emergency, involving a heightened risk to United States military forces from an attack with a CBRN agent or an agent that may cause, or is otherwise associated with, an imminently life-threatening and specific risk to United States military forces; or (4) the identification of a material threat pursuant to section 319F–2 of the Public Health Service Act (“PHSA”) sufficient to affect national security or the health and security of United States citizens living abroad. Based on one of these determinations, the Secretary of HHS may make a declaration (the EUA Declaration) that circumstances exist justifying EUAs for MCMs to respond to the threat or emergency at issue. Once the relevant determination and EUA declaration are issued, FDA has the authority to issue EUAs for the use of specific medical products based on criteria established by statute, including that the product at issue may be effective in diagnosing, treating, or preventing a serious or life-threatening disease or condition related to the threat or emergency and that there are no adequate, approved, and available alternatives to the product for diagnosing, preventing, or treating the disease or condition. EUAs are subject to additional conditions and restrictions, are product-specific, and terminate when the EUA is revoked or the EUA declaration is terminated because the Secretary of HHS has determined that the circumstances that led to the emergency determination have ceased or because the authorized use has been approved.
Under PAHPRA, the USG may purchase certain MCMs for the SNS prior to FDA approval, licensure or authorization, under certain circumstances. BARDA is currently procuring CYFENDUS® (Anthrax Vaccine Adsorbed (AVA), Adjuvanted).
Public Readiness and Emergency Preparedness Act. The Public Readiness and Emergency Preparedness Act ("PREP Act") creates certain liability protections for manufacturers of MCMs when the Secretary of HHS issues a declaration related to a specific disease, condition or public health threat. The PREP Act is intended to provide liability immunity from claims under federal or state law for loss caused by, arising out of, relating to, or resulting from the administration or use of a covered MCM. The scope of protection will be defined by the specific PREP Act declaration. The only statutory exception to the immunity granted by the PREP Act is for actions or failures to act that constitute willful misconduct. The Secretary of HHS has issued PREP Act declarations covering MCMs for smallpox, mpox, and other orthopox; anthrax; and botulinum toxin, among other pathogens. These declarations could apply to ACAM2000®, ANTHRASIL®, BAT®, BioThrax®, CYFENDUS®, raxibacumab and CNJ-016® (VIGIV) products, as covered MCMs. The declarations for anthrax and botulism expire on December 31, 2027. The declaration for smallpox, mpox, and other orthopox expires on December 31, 2032.

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
DHS granted SAFETY Act designation and certification for BioThrax® in 2006 and has continued to renew those determinations. Any future renewals of the SAFETY Act designation and certification for BioThrax® products may not provide adequate protection from all claims made against us.
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
▪Phase 1 studies involve introduction of the drug into human subjects (usually healthy, but in some circumstances may include patients) to assess safety, metabolism, pharmacokinetics, pharmacological actions, side effects and early evidence of effectiveness.
▪Phase 2 involves studies to assess the efficacy of the drug in specific, targeted indications to explore preliminary efficacy, tolerance, optimal dosage, and safety.
▪Phase 3 involves pivotal trials to assess clinical efficacy and safety in a larger number of healthy subjects or patients. These trials are intended to permit the FDA to evaluate the overall benefit-risk relationship of the product, and provide adequate information for approval and drug labeling.
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
Good Clinical Practice and International Conference on Harmonization ("ICH") Guidelines. All phases of clinical studies must be conducted in conformance with the FDA’s bioresearch monitoring regulations and Good Clinical Practices ("GCP"), which include applicable ICH Guidelines and are collectively ethical and scientific quality standards for the conduct and reporting of clinical trials in human subjects.

Marketing Approval – Biologics, Drugs and Vaccines
Biologics License Application ("BLA")/New Drug Application ("NDA"). For large molecule products, such as vaccines, products derived from blood and blood components, and antibodies, all data obtained from a development program, including research and product development, manufacturing, pre-clinical and clinical trials, labeling and related information are submitted in a BLA to the FDA and in similar regulatory filings with the corresponding agencies in other countries for review and approval. For small molecule drugs, this information is submitted in an NDA filing. The submission of an application, either a BLA or an NDA, is not a guarantee that the FDA will find the application complete and accept it for filing. The FDA may issue a refuse to file, or RTF, letter to the applicant and request additional information, in which case the application must be resubmitted. Most applications are subject to a substantial application fee and each approved product will be assessed an annual fee. Under the FDCA, the FDA has the authority to grant waivers of certain user fees.
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
Abbreviated New Drug Applications Under Section 505(j) and Section 505(b)(2) New Drug Applications. Most drug products obtain FDA marketing approval under a full NDA for innovator products, or an abbreviated new drug application ("ANDA") for generic products. The Hatch-Waxman amendments to the FDCA established a statutory procedure for submission and FDA review and approval of ANDAs for generic versions of branded drugs previously approved by the FDA (reference listed drugs, or RLDs). Because the safety and efficacy of RLDs have already been established by the brand company (sometimes referred to as the innovator), the FDA does not generally require ANDA applicants to provide preclinical and full clinical data to establish safety and effectiveness. However, a generic manufacturer is required to demonstrate bioequivalence (i.e., it provides the equivalent rate and extent of absorption as the innovator product) and meet other requirements (including that the generic product provides the same active ingredient in the same dose and dosage form via the same route of administration).
A third alternative for approval of a drug product is commonly referred to as a Section 505(b)(2) NDA, which enables the applicant to rely, in part, on the FDA’s findings of safety and efficacy of an existing product in support of its application. Section 505(b)(2) NDAs often provide an alternate path to FDA approval for new or improved formulations, new strengths, new routes of administration or new uses of previously approved products. Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. The applicant might rely upon the FDA’s findings with respect to certain pre-clinical or clinical studies conducted for an approved product. The FDA may also require companies to perform additional studies or submit other information to support the change from the approved product. The FDA may then approve the new product candidate for certain indications for which the referenced product has been approved, as well as for any new indication sought by the applicant.
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
FDA will not accept a biosimilar application until four years after the date of first licensure of a biological product licensed under section 351(a) of the PHSA, and FDA will not approve a biosimilar application until 12 years after such date of first licensure. This type of exclusivity is known as reference product exclusivity. The approval of a supplemental BLA or certain subsequent BLAs does not give rise to a new date of first licensure, and, consequently, does not yield an additional period of reference product exclusivity. Moreover, reference product exclusivity does not affect the timing of FDA’s acceptance or approval of a competing sponsor’s section 351(a) BLA containing the sponsor’s own pre-clinical data and data from adequate and well‑controlled clinical trials to demonstrate the safety, purity, and potency of its product. There have been legislative proposals to reduce the duration of the exclusivity periods, but none has been enacted to date. Moreover, many states have enacted laws that address pharmacy substitution practices involving biosimilar products.
Post-Approval Requirements. Any drug, biologic or medical device product for which we receive FDA marketing authorization will be subject to continuing regulation by the FDA, including, among other things, record keeping requirements, reporting of adverse events, providing FDA with updated safety and efficacy information, filing changes to manufacturing process and analytical testing, product sampling and distribution requirements (for drugs and biologics), restrictions on advertising and promotion, and FDA inspections. Adverse events that are reported after marketing approval can result in additional limitations being placed on the product’s distribution or use and, potentially, withdrawal or suspension of the product from the market. The FDA may also require post-approval clinical trials and/or labeling changes.
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
Orphan Drugs. Under the Orphan Drug Act, an applicant can request the FDA to designate a product as an “orphan drug" in the U.S. if the drug is intended to treat a rare disease or condition. A disease or condition is considered rare if it affects fewer than 200,000 people in the U.S. or there is no reasonable expectation that the cost of developing the drug and making it available in the United States will be recovered from sales in the United States. A manufacturer must request orphan drug designation prior to submitting a BLA or NDA. Products designated as orphan drugs may be eligible for special grant funding for R&D, FDA assistance with the review of clinical trial protocols, potential tax credits for research, an exemption from the application fee for marketing applications and potentially a seven-year period of orphan drug exclusivity after marketing approval. A grant of an orphan designation is not a guarantee that a product will be approved.

Orphan drug exclusivity (afforded to the first applicant to receive approval for an orphan designated drug for a particular rare disease or condition) generally prevents FDA approval of another sponsor’s application for the same drug for the same indication for seven years after approval of the product that received such exclusivity unless the Orphan drug exclusivity will not bar approval of the same drug marketed by a different manufacturer under certain circumstances, including if the company with orphan drug exclusivity is not able to meet market demand, grants consent to the FDA’s approval of the subsequent product or the subsequent product is shown to be clinically superior to the approved product on the basis of greater efficacy or safety, or providing a major contribution to patient care.
After an appellate court decision issued in 2021 called into question the continued validity of FDA's approach to determining the scope of orphan-drug exclusivity, the FDA announced in January 2023 that it would continue to apply the FDA’s regulations limiting the scope of orphan drug exclusivity to a product’s approved uses or indications. As a result of the FDA’s announcement, the scope of orphan drug exclusivity and other issues relating to the FDA’s implementation of the Orphan Drug Act with respect to previously approved and future products may be the subject of litigation or legislation.
Vaccine and Therapeutic Product Lot Release Requirements. The manufacturing process for biological products is complex, therefore the FDA requires for many biologics, including most vaccines and immune globulin products, that each product lot undergo FDA testing for purity, potency, identity and sterility. FDA may request samples of any lot and, when deemed necessary for the safety, purity, and potency of the product, FDA may prohibit us from distributing a lot until FDA releases the lot. Some of our vaccines are subject to lot release protocols by the FDA and other regulatory agencies.
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
Both before and after a medical device is commercially distributed, manufacturers and marketers of the device have ongoing responsibilities under FDA regulations, including, for example, establishment registration and device listing; compliance with the requirements of the Quality Management System Regulation (“QMSR”); compliance with requirements regarding the labeling and marketing of devices; medical device reporting regulations; correction and removal reporting regulations; compliance with requirements for Unique Device Identification (“UDI”); and post-market surveillance activities and requirements.
Device manufacturers are subject to periodic and unannounced inspection by the FDA. The FDA reviews design and manufacturing practices, record keeping, reports of adverse events, labeling and other information to ensure compliance with the QMSR and other applicable requirements, and to identify potential problems with manufacturing processes and marketed medical devices.

A combination product is a product comprised of two or more regulated components (e.g., a drug and device) that are combined into a single product, co-packaged, or sold separately but intended for co-administration, as evidenced by the labeling for the products (cross-labeling). Like their constituent parts—e.g., drugs and devices—combination products are highly regulated and subject to a broad range of pre- and post-market requirements including premarket review, CGMPs and/or QMSRs, adverse event reporting, periodic reports, labeling and advertising and promotion requirements and restrictions, market withdrawal and recall. When issuing the QMSR, the FDA made conforming edits to the combination product regulation to clarify the device Quality Management System ("QMS") requirements for combination products. Combination products are typically reviewed through a marketing submission that corresponds to the constituent part which provides the primary mode of action (“PMOA”) for the combination product. For example, if the PMOA of a device-biologic combination product is attributable to the biologic, the agency center that reviews biologics would have the primary jurisdiction for the review.
The FDA also regulates the export of medical devices from the U.S., and medical devices that are not authorized to be legally marketed in the U.S. are subject to FDA export requirements.
Manufacturing Requirements
The FDA's statutory provisions and regulations require that drugs be manufactured in FDA-registered facilities and in accordance with CGMPs. The CGMP regulations include requirements relating to organization and personnel, buildings and facilities, equipment, control of components and product containers and closures, production and process controls, packaging and labeling controls, holding and distribution, laboratory controls, records and reports, and returned and salvaged products. These processes must be performed in compliance with the applicable portions of the QMSR, which covers the methods and the facilities and controls for the manufacture, testing, production, quality assurance, labeling, packaging, distribution, installation and servicing of finished devices intended for human use. Manufacturers and other entities involved in the manufacture and distribution of cleared, approved, or otherwise authorized products are required to register their establishments with the FDA, and in some instances state agencies, and they are subject to periodic unannounced or announced inspections by the FDA for compliance with CGMPs and/or QMSRs and other requirements.
The FDA uses a "risk-based approach" to inspections, whereby the agency prioritizes medical product surveillance inspections deemed high risk based on a variety of specific criteria, such as facility type, compliance history, and inherent risks of product manufactured at the facility. Manufacturers may also have to provide, on request, electronic or physical records regarding their establishments. Delaying, denying, limiting, or refusing inspection by the FDA may lead to a product being deemed to be adulterated. Changes to the manufacturing process, specifications or container closure system for an approved drug product are strictly regulated and often require prior FDA approval before being implemented. The FDA's regulations also require, among other things, the investigation and correction of any deviations from CGMP or failures to follow the QMSR and the maintenance of applicable documentation by the sponsor and any third-party manufacturers involved in producing the approved, cleared, or otherwise authorized product.
Regulation Outside of the U.S.
Currently, we maintain a commercial presence in the U.S. and Canada as well as certain other countries. Each foreign country has its own regulatory requirements for medicines and medical devices. In the EU, medicinal products are authorized following a process that is similarly demanding as the process required in the U.S. Drug products may be authorized in one of two ways, either through the mutual recognition/decentralized procedure, which provides for the mutual recognition procedure of national approval decisions by the competent authorities of the EU Member States or through the centralized procedure, which provides for the grant of a single marketing authorization that is valid for all EU member states. Before a new medical device can be placed on the market in the EU, compliance with the requirements of the Medical Devices Regulation (EU) 2017/745 must be demonstrated in order to affix the CE Mark to the product. The method of assessing conformity varies depending on the class of the product, but normally involves a combination of self-assessment by the manufacturer and a third-party assessment by a notified body. We are also subject to many of the same continuing post-approval requirements in the EU as we are in the U.S. (e.g., good manufacturing practices).
The Medicines and Healthcare Products Regulatory Agency (the “MHRA”) serves as the regulatory authority overseeing medicines and medical devices in the United Kingdom.
Additionally, an International Recognition Procedure (the “IRP”) took effect in January 2024, designed to facilitate marketing authorizations in the UK for products already approved by a recognized regulatory authority. The IRP applies to products authorized by the European Medicines Agency (for EU centralized approvals), national regulators in the European Economic Area (the “EEA”), and the FDA, among others. However, reliance-based or recognition-based regulatory decisions are not eligible under this procedure.

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
We have a global corporate compliance program designed to identify, prevent, and mitigate healthcare fraud and abuse risk through, among other things, policies, systems and promoting a culture of compliance. Our failure to comply with these laws and regulations could subject us to criminal or civil penalties.

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
Additionally, drug pricing is an active area for regulatory reform at the federal and state levels, and significant changes to current drug pricing and reimbursement structures in the U.S. continue to be considered and enacted. For example, the Inflation Reduction Act of 2022 (the “IRA”), among other provisions, gives HHS the ability and authority to directly negotiate with manufacturers the price that Medicare will pay for certain single-source drugs that account for high Medicare spending. The IRA will also require manufacturers of certain Part B and Part D drugs to pay to HHS rebates based on certain calculations and triggers (i.e., when drug prices increase and outpace the rate of inflation). The Medicare Drug Price Negotiation Program may affect future Medicare reimbursement for certain of our products.
Data Privacy Laws
A number of U.S. states have passed or introduced comprehensive privacy laws that impose operational requirements on companies processing personal data, similar in many respects to the General Data Protection Regulation (“GDPR”) in the European Union (“State Consumer Privacy Laws”). Canada’s Personal Information Protection and Electronic Documents Act (“PIPEDA”) also establishes a federal privacy framework requiring organizations to obtain meaningful consent, limit data use to identified purposes, and implement safeguards for personal information. While PIPEDA differs from U.S. state laws in scope and enforcement, it reflects similar principles of transparency, accountability, and consumer rights. As of December 31, 2025, comprehensive State Consumer Privacy Laws were effective across a growing number of U.S. states—including California, Colorado, Virginia, Connecticut, Utah, Florida, Texas, Oregon, and Montana—with additional enacted laws in Iowa, Delaware, Nebraska, New Hampshire, New Jersey, Tennessee, Minnesota, and Maryland, and further laws in Rhode Island, Kentucky, and Indiana becoming effective in 2025 and 2026. These state laws generally apply based on the processing of personal data of state residents, provided that certain other conditions are met and the Company does business in the relevant state. As a result, these laws may, in some cases, apply to companies that do not maintain physical operations in the state.
As an example of these State Consumer Privacy Laws, the California Consumer Privacy Act of 2018 (“CCPA”), which came into effect in January 2020, requires covered companies processing personal information of California residents to make disclosures regarding their data collection, use, and sharing practices, provides consumers with the ability to opt out of certain data sharing with third parties, places restrictions on the use of dark patterns in certain circumstances, and establishes a private right of action for certain data breaches. As states continue to introduce and expand comprehensive privacy frameworks, several have also begun addressing emerging issues associated with automated decision‑making and AI‑enabled processing. While our use of AI remains limited and in early stages, some state privacy laws include requirements governing profiling, risk assessments, and transparency related to automated data decision making. These developments underscore the evolving regulatory expectations around responsible AI use and the corresponding privacy obligations for companies handling consumer data.
Certain states, such as Nevada and Washington, have recently enacted consumer health data laws for the protection of consumers' personal health data by outlining broad definitions of consumer health data, a range of consumer rights and valid consent and other compliance requirements. Although similar to State Consumer Privacy Laws, these consumer health data laws impose restrictions and obligations beyond State Consumer Privacy Laws.
Additionally, there are a number of other federal, state, and international legal frameworks that bear on the collection use, dissemination and security of data. Among them, the Federal Trade Commission and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination and security of data and there are federal and state wiretap laws that may be relevant to data collection and sharing. In addition, the U.S. Department of Justice (“DOJ”) final rule implementing Executive Order 14117 (“Preventing Access to American’s Bulk Sensitive Personal Data and United States Government-Related Data by Countries of Concern”) has taken effect, and it prohibits or restricts certain transactions involving access by “countries of concern” or “covered persons” to “government-related data” or “bulk U.S. sensitive personal data.” The final rule imposes certain diligence, security, and audit record-keeping obligations, among other requirements.

Several states have recently emphasized requirements related to consumer consent flows, including guidelines regarding cookie banner options, restrictions on dark patterns, and obligations to honor browser‑based opt‑out signals. We have continued to take steps to reflect these requirements across our consumer‑facing sites.
The compliance and other burdens imposed by the EU's GDPR, CCPA and other privacy laws and regulations may be substantial as they are subject to differing interpretations and implementation among jurisdictions. The restrictions imposed by such laws may require us to modify our data handling practices and impose additional compliance costs and burdens.
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
HUMAN CAPITAL
We value our employees and the contributions each of them makes to achieving our mission to protect and save lives. We strive to create an environment that is professionally and personally rewarding by offering challenging work and projects for individual and team contribution, and opportunities for professional and personal development. Our commitment to attracting, developing, and retaining talented employees helps us to fuel our business growth, drive innovation in the products and services we develop, and inform the way we solve problems and how we serve the needs of a global and diverse patient, customer and partner base. We believe that our investments in employee engagement and leadership development are essential to building the capabilities needed to realize our business strategy.
As of December 31, 2025, we had approximately 900 employees globally. During 2025, our number of employees globally stayed consistent.
We focus on building leaders at every level with the requisite scientific, technical and professional skills to develop and deliver products and services that protect life. We have consistent talent processes and systems across the company including performance management, training and development and succession planning. We recognize the need for ongoing skill enhancement and support continued learning through on-the-job assignments, leadership and technical training programs, tuition assistance professional memberships and professional conference attendance. We continue to use the Gallup Q12 employee engagement survey and administer “pulse surveys” throughout the year to gather feedback on matters of interest and importance to our employees and our business.
Our total rewards plan consists of comprehensive benefits and salaries, bonuses, and for employees in eligible roles, equity awards. In addition, in 2025 we introduced an "equity for all" award that included an equity grant for employees not typically eligible for equity. We continue to provide employees access to country-specific salary range information so that they may have greater visibility to their current compensation levels and more context as they explore developing their careers within our company.
In addition, we are deeply committed to the health and well-being of our employees. We provide a comprehensive range of benefits and resources to support their physical, mental, and financial wellness. Additionally, our safety programs comply with regional requirements and are designed to ensure a safe and comfortable work environment, including a strong culture of safety in our day-to-day operations.
SUSTAINABILITY AND CORPORATE RESPONSIBILITY
Our mission to protect and save lives motivates us to explore our impact at a broader scale. Our approach to these issues is the foundation of good governance and strengthens accountability in all aspects of our business activities and relationships. In 2025, we completed a sustainability compliance roadmap to help us navigate and anticipate reporting expectations and requirements within the countries we operate and to establish sustainability and reporting priorities. In addition, for the first time, we completed the limited assurance process for our 2024 Scope 1 and 2 GHG emissions and received an “Independent Verification Opinion Declaration” from our auditors. In 2026, we will continue to monitor and prepare for emerging sustainability regulations globally, which includes completing a Double Materiality Assessment (DMA).
Our approach is influenced by the framework developed by the Task Force on Climate-Related Disclosures as well as the Sustainability Accounting Standards Board’s standards focused on the healthcare, biotechnology, and pharmaceutical industries. The SASB standards provide guidelines on key sustainability issues that directly impact the operational performance and financial condition of our company.

Priority Issues
Our priority issues are as follows:
•Top Priorities
◦Talent Attraction, Engagement & Development
◦Ethics & Compliance
◦Product Quality & Patient Safety
◦Sustainable Innovation
◦Product Affordability & Accessibility
◦Responsible Supply Chain
•Relative Priorities
◦Supplier Product Quality, Reliability and Compliance
◦Clinical Trial Practices
◦Employee Health and Safety
◦Climate Impact
◦Sustainability and Corporate Responsibility Oversight
Corporate Responsibility for Environmental Management
We recognize that our operations have an impact on both local and global communities from the energy we source, the waste we generate, and the water we discharge. When improving and innovating our operational infrastructure across our enterprise, we give due consideration to the extent to which they may adversely threaten the environment and human health.
In accordance with our sustainability roadmap, we conducted a Climate-Related Risk Assessment to better understand potential climate-related impacts on our business under different conditions. While it did highlight additional opportunities to improve the climate resilience of our operations long-term, we believe the assessment confirmed that our current resilience measures are effective under a range of climate-related scenarios. We will continue to monitor to determine the relevant future disclosures, if any, necessary to provide transparency surrounding possible financial impacts to our company through sound governance, strategy, risk management, and performance monitoring.
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
RISK FACTOR SUMMARY
This risk factor summary contains a high-level summary of risks associated with our business. It does not contain all of the information that may be important to you, and you should read this risk factor summary together with the more detailed discussion of risks and uncertainties set forth following this summary. A summary of our risks includes, but is not limited to, the following:
•Reduced demand for and/or funding for procurement of CYFENDUS®, ACAM2000® , CNJ-016® (VIGIV), BAT® and/or BioThrax®, discontinuation of funding of our USG procurement and development contracts.
•Inability to secure follow-on product procurement contracts with the USG upon the expiration of any of our existing procurement contracts.
•Our inability to maintain quality and compliance in all of our manufacturing operations.
•Damage to, destruction of, or any unplanned disruption at our development and/or manufacturing facilities may impede our ability to manufacture our products, as well as deliver our bioservices.
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
•Development and commercialization of pharmaceutical products and our biologic products are subject to evolving competition from private and public sector competition, or biosimiliar manufacturers.
•NARCAN® (naloxone HCl) Nasal Spray and KLOXXADO® (naloxone HCI) Nasal Spray are currently subject to generic and branded competition and may be subject to additional branded and generic competition in the future.
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
•Entry of competing generic drugs upon expiration of patents and/or regulatory exclusivity or with patents no longer in force.
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
•Restrictions on the operation of our business and limitations on cash available for investment in our business operations as a result of our current indebtedness.
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
•Our failure to realize the full benefits from our divestitures.
•Our business or our share price could be negatively affected as a result of the actions of stockholders.
•The price of our common stock has been and remains subject to extreme volatility.
The risk factors below contain more detailed descriptions of the risks identified above, as well as additional risks that may materially harm our business, financial condition or results of cash flows.
GOVERNMENT CONTRACTING RISKS
We currently derive, and historically derived a substantial portion of our revenue from USG procurement of CYFENDUS® , ACAM2000® , CNJ-016® (VIGIV), TEMBEXA®, BAT® and/or BioThrax®. If the USG’s demand for and/or funding for procurement of these products are substantially reduced, our business, financial condition, operating results and cash flows would be materially harmed.
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
In addition, we derive a substantial portion of our revenues from sales of ACAM2000® vaccine to the USG. In the past, the priorities of the SNS have changed with respect to ACAM2000® vaccine and if the priorities of the SNS change for ACAM® vaccine in the future or the USG decides not to exercise additional options under our ACAM2000® contract, our future business, financial condition, operating results and cash flows could be materially harmed.
As with any approved product, there is a risk that we may encounter challenges causing delays or an inability to deliver CYFENDUS®, ACAM2000®, CNJ-016® (VIGIV), TEMBEXA®, BAT® and/or BioThrax®, which may have a material effect on our ability to generate and recognize revenue.

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
Additionally, our government-funded development contracts typically give the USG the right, exercisable in its sole discretion, to extend these contracts for successive option periods following a base period of performance. The value of the services to be performed during these option periods may constitute the majority of the total value of the underlying contract. For example, in July 2023, we were awarded a 10-year contract by BARDA for the advanced development, manufacturing scale-up, and procurement of EbangaTM (ansuvimab-zykl) treatment for Ebola. The contract consists of a base period of performance with two option periods valued at approximately $121 million, which were exercised in September 2024 and January 2025, respectively, and option periods for procurement of EbangaTM over five years valued at up to $583 million, one of which was awarded in September 2024 (valued at $41.9 million). If all option periods are exercised, the total contract value will be valued at up to approximately $704 million. If levels of government expenditures and authorizations for public health countermeasure preparedness decrease or shift to programs in areas where we do not offer products or are not developing product candidates, or if the USG otherwise declines to exercise its options under this contract or our other existing contracts, our revenues would suffer, as well as our business, financial condition, operating results and cash flows.
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
•the submission by third parties of protests to contracts that we are awarded that could result in delays or withdrawals of the respective requests for proposal; and
•in the event our competitors protest or challenge contract or grant awards made to us through competitive bidding, the potential that we may incur expenses or delays, and that any such protest or challenge could result in the resubmission of bids based on modified specifications, or in the termination, reduction or modification of the awarded contract.

The USG may choose not to award us future contracts for either the development of our new product candidates or for the procurement of our existing MCM and other commercialized products and may instead award such contracts to our competitors. For example, ACAM2000® vaccine faces competition from JYNNEOSTM vaccine, which has been procured by the USG in recent years. If we are unable to secure particular contracts, we may not be able to operate in the market for products that are provided under those contracts. Additionally, if we are unable to consistently win new contract awards over an extended period, or if we fail to anticipate all of the costs or resources that we will be required to secure and, if applicable, perform under such contract awards, our growth strategy and our business, financial condition and operating results and cash flows could be materially and adversely affected.
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
Our current procurement contracts with the HHS and the DoW are generally fixed price contracts. We expect that any future procurement contracts we successfully secure with the USG would likely also be fixed price contracts. Under a fixed price contract, we are required to deliver our products at a fixed price regardless of the actual costs we incur. Estimating costs that are related to performance in accordance with contract specifications is difficult, particularly where the period of performance is over several years, and when factoring in higher levels of inflation. Our failure to anticipate technical problems, estimate costs accurately or control costs during performance of a fixed price contract could reduce the profitability of such a contract or cause a loss, which could harm our operating results and materially reduce our net income.
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
In addition, our contracts with the USG grant the USG the right to use technologies developed by us under the government contract or the right to share data related to our technologies, for or on behalf of the USG. Under our contracts with the USG, we may not be able to limit third parties, including our competitors, from accessing certain of these technology or data rights, including intellectual property, in providing products and services to the USG.

MANUFACTURING RISKS
An inability to maintain manufacturing compliance at our manufacturing facilities, which could damage our reputation and adversely affect our business, financial condition, operating results and cash flows.
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
The failure to remedy any objectionable conditions at Emergent's manufacturing facilities, any additional failures to maintain compliance with CGMP requirements at any of our manufacturing facilities, or any administrative or regulatory action or recommendation to take any such action by the FDA could damage our reputation and adversely affect our business, financial condition, operating results and cash flows.
Damage to, destruction of, or any disruption at our manufacturing facilities could impede our ability to manufacture our products or product candidates, as well as impact the delivery of bioservices to third parties, which would harm our business, financial condition, operating results and cash flows.
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
•litigation, investigations or government enforcement actions;
•damage to or destruction of our manufacturing equipment, or of one or more of our facilities;
•findings and recommendations of health authorities or qualified persons in connection with facility inspections;
•ongoing supply chain interruptions; and
•product contamination or tampering.
The factors listed above could cause disruptions at any of our manufacturing facilities. We do not have any redundant manufacturing facilities for any of our products. Accordingly, any damage to, or destruction of, or disruption at one or more of our facilities could impede our ability to manufacture our products, and our product candidates and our ability to provide manufacturing and development services for external customers, result in losses and delays, including delays in the performance of our contractual obligations or delays in our clinical trials, any of which could be costly to us and materially harm our business, financial condition, operating results and cash flows.
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

Problems may arise during the production of our products and product candidates, as well as those we produce for our Bioservices customers, due to the complexity of the processes involved in product development, manufacturing and shipment or other factors. Significant delays in product development or manufacturing and our ability to ramp up production to meet the needs of our customers could cause delays in recognizing revenues, which would harm our business, financial condition, operating results and cash flows.
The majority of our products and product candidates are biologics. Manufacturing biologics, especially in large quantities, is complex. The products must be made consistently and in compliance with a clearly-defined manufacturing process. Problems during manufacturing may arise for a variety of reasons, including problems with raw materials, equipment malfunction and failure to follow specific protocols and procedures. Slight deviations anywhere in the manufacturing process, including obtaining materials, maintaining master seed or cell banks and preventing genetic drift, seed or cell growth, fermentation, contamination including from particulates among other things, filtration, filling, labeling, packaging, storage and shipping, potency and stability issues and other quality control testing, may result in lot failures or manufacturing shut-downs, delays in the release of lots, product recalls, spoilage or regulatory action. Such deviations may require us to alter manufacturing processes or change manufacturers. Additionally, as our equipment ages, it will need to be replaced, which has the potential to result in similar consequences. Success rates can also vary dramatically at different stages of the manufacturing process, which can reduce yields and increase costs. From time to time, we may experience deviations in the manufacturing process, including as a result of regulatory action, that may take significant time and resources to resolve and, if unresolved, may affect manufacturing output and could cause us to fail to satisfy customer orders or contractual commitments, lead to a termination of one or more of our contracts, lead to delays in our clinical trials, result in litigation, or result in other restrictions on the marketing or manufacturing of a product, any of which could be costly to us, damage our reputation and negatively impact our business.
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
Our products and product candidates procured by the USG and other customers require us to perform tests for and meet certain product release standards prescribed by the FDA and other agencies, which may not be met on a timely basis or at all.
We are unable to sell any products and product candidates that fail to satisfy certain testing specifications. For example, we must provide the FDA with the results of certain tests, including potency tests, before certain lots are released for sale. Potency testing of each applicable lot is performed against qualified control lots that we maintain. We continually monitor the status of such reference lots for FDA compliance and periodically produce and qualify a new reference lot to replace the existing reference lot. If we are unable to satisfy regulatory authority and/or USG requirements for the release of our products or product candidates, our ability to supply such products and product candidates to authorized buyers would be impaired until such time as we become able to meet such requirements, which could materially harm our future business, financial condition, operating results and cash flows.

Our operations, including our use of hazardous materials, chemicals, bacteria and viruses, require us to comply with regulatory requirements and expose us to significant potential liabilities.
Our operations involve the use of hazardous materials, including chemicals, bacteria and viruses, and may produce dangerous waste products. Accordingly, we, along with the third parties that conduct clinical trials and manufacture our products and product candidates on our behalf, are subject to federal, state, local and foreign laws and regulations that govern the use, manufacture, distribution, storage, handling, exposure, disposal and recordkeeping with respect to these materials. Under the Federal Select Agent Program, pursuant to the Public Health Security and Bioterrorism Preparedness and Response Act, we are required to register with and be inspected by the Centers for Disease Control and Prevention (the "CDC") and the Animal and Plant Health Inspection Service if we have in our possession, or if we use or transfer, select biological agents or toxins that could pose a threat to public health and safety, to animal or plant health or to animal or plant products. This legislation requires stringent safeguards and security measures for these select agents and toxins, including controlled access and the screening of entities and personnel and establishes a comprehensive national database of registered entities. We are also subject to a variety of environmental and occupational health and safety laws. Compliance with current or future laws and regulations in this area can require significant costs and we could be subject to substantial fines and penalties in the event of noncompliance. In addition, the risk of contamination or injury from these materials cannot be completely eliminated. In such event, we could be held liable for substantial civil damages or costs associated with the cleanup of hazardous materials. From time to time, we have been involved in remediation activities and may be so involved in the future. Any related cost or liability might not be fully covered by insurance, could exceed our resources and could have a material adverse effect on our business, financial condition, operating results and cash flows. In addition to complying with environmental and occupational health and safety laws, we must comply with special regulations relating to biosafety administered by the CDC, HHS, U.S. Department of Agriculture and the DoW, as well as regulatory authorities in Canada.
PRODUCT DEVELOPMENT AND COMMERCIALIZATION RISKS
The product candidates that we work on internally or for third-party customers may not be safe or effective and even if they are, we may be unable to manufacture sufficient quantities to meet demand.
We provide bioservices for the development and/or manufacture of various product candidates. There can be no assurance that these product candidates will be safe or effective or that they will be authorized for emergency use or approved by the FDA or any other health regulatory authority. Even if product candidates are found to be safe and/or effective and receive authorization or approval by a health regulatory authority or we receive authorization to produce drug substance or drug product at our facilities, the manufacturing processes for our Bioservices programs are complex. There can be no assurance that we will be able to produce sufficient clinical or commercial quantities of any product candidate in a timely basis or at all. Further, as we have reduced the emphasis on our Bioservices business, concerns may exist regarding our ability to fulfill manufacturing commitments to our Bioservices customers. Any future failure to satisfy manufacturing commitments could adversely affect our reputation, subject us to potential legal liability and harm our business, financial condition, operating results and cash flows.
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
We have invested significant efforts and financial resources in the development of our vaccines, therapeutics and medical device product candidates and the acquisition of additional product candidates. In addition to our product sales, our ability to generate revenue is dependent on a number of factors, including the success of our development programs, the USG's interest in providing development funding for or procuring certain of our product candidates, and the commercial viability of our acquired or developed product candidates. The commercial success of our product candidates can depend on many factors, including accomplishing the following in an economical manner:
•successful development, formulation and CGMP or Quality Management System Regulation ("QMSR") scale-up of manufacturing that meets FDA and/or foreign regulatory requirements;
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
We continue to evaluate our product development strategy and, as a result, may modify our strategy in the future. In this regard, we may, from time to time, focus our product development efforts on different product candidates or may delay or halt the development of various product candidates. As part of our stabilization efforts in 2024 related to our multi-year strategic plan, we changed and refocused several areas of our business, and may continue to change or refocus our business activities, including product development, commercialization and manufacturing activities based on government funding decisions and other factors. This required changes, and may require changes in the future, in our facilities and our personnel.

Any product development changes that we implement may not be successful. In particular, we may fail to select or capitalize on the most scientifically, clinically or commercially promising or profitable product candidates or we may choose candidates for which government development funds are not available. Our decisions to allocate our R&D, management and financial resources toward particular product candidates or therapeutic areas may not lead to the development of viable commercial products and may divert resources from better business opportunities. Similarly, our decisions to delay or terminate product development programs could also cause us to miss valuable opportunities.
REGULATORY AND COMPLIANCE RISKS
There are a number of complex laws and regulations that pertain to government contracts and compliance with those laws and regulations require significant time and cost, which could have a material adverse effect on our business, financial condition, operating results and cash flows.
As a manufacturer and supplier of MCMs and other approved products to the USG addressing PHTs, we must comply with numerous laws and regulations relating to the procurement, formation, administration and performance of government contracts. These laws and regulations govern how we operate our business and transact business with our government clients and impose compliance costs on our operations. In addition, these laws and regulations may be subject to sudden change, which may impose additional costs and related obligations on our operations or require us to make changes to the way we operate our business or transact business with our government clients. For a detailed description of the most significant regulations that affect our government contracting business, see the discussion under “Regulation - Government Contracting” elsewhere in this Annual Report.
We may be subject to government investigations into compliance with government acquisition regulations. USG agencies routinely audit and investigate government contractors for compliance with applicable laws and standards. Even though we take significant precautions to identify, prevent and deter fraud, misconduct and non-compliance, we face the risk that our personnel or outside partners may engage in misconduct, fraud or improper activities. If we are audited or investigated and such audit or investigation were to uncover improper or illegal activities, we could be subject to civil and criminal fines and penalties, and administrative sanctions, including suspension or debarment from government contracting, and we could suffer significant reputational harm. The loss of our status as an eligible government contractor or significant fines or penalties associated with contract non-compliance or resulting from investigations could have a material adverse effect on our business.
Our long-term success depends, in part, upon our ability to develop, receive regulatory approval for and commercialize product candidates we develop or acquire and, if we are not successful, our business, financial condition, operating results and cash flows may suffer.
Our product candidates and the activities associated with them in the U.S. are subject to extensive FDA regulation and oversight. This includes, but is not limited to, laws and regulations governing product development, product labeling, product testing, manufacturing, storage, product distribution, record keeping, and advertising and promotion. In limited circumstances, governments may have the authority to procure products that have not obtained regulatory approval to stockpile for emergency preparedness and to respond to public health emergencies. In other circumstances, failure to obtain regulatory approval for a product candidate will prevent us from selling and commercializing the product candidate.

In the United States, to obtain authorization from the FDA to market and sell any of our future drug, biologic, or vaccine products, we will be required to submit an NDA or BLA to the FDA. Under the FDCA, the PHSA, and the FDA’s implementation of those statutes, a company must support an NDA or BLA with substantial evidence that the product candidate is effective and evidence that the product is safe. Ordinarily, the FDA requires data from adequate and well-controlled clinical trials, including Phase 3 trials conducted in patients with the disease or condition being targeted, to demonstrate that a drug meets the statutory standards for approval. Once an NDA or BLA is submitted, the FDA has substantial discretion and may refuse to accept our application or may decide that our data are insufficient to support approval and require additional pre-clinical, clinical or other studies. Even if marketing approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed, or to conditions of approval, or contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product. Likewise, changes to our combination products, including changes to the device constituent part, may also require a new submission to, and approval from, the FDA. The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory and policy changes. Average review times at the FDA have fluctuated in recent years as a result. Disruptions at the FDA and other agencies may also slow the time necessary for new product candidates to be reviewed and approved by necessary government agencies, which could adversely affect our business. In addition, government funding of other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable. Additional delays may result if an FDA Advisory Committee or other regulatory authority recommends non-approval or restrictions on approval. In addition, we may experience delays or rejections based on additional government regulation from future legislation or administrative action or based on changes in regulatory authority policy during the period of product development, clinical trials and the review process.
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
The process of obtaining these regulatory approvals is expensive, often takes many years if approval is obtained at all, and can vary substantially based upon the type, complexity and novelty of the product candidate involved. Changes in the regulatory approval process may cause delays in the approval or other marketing authorization, or rejection of an application. There is a high rate of failure inherent in the medical product development process, and product candidates that appear promising at early stages of development may fail for a number of reasons. Moreover, positive results from pre-clinical studies may not be predictive of similar results in human clinical trials and promising results from earlier clinical trials of a product candidate may not be replicated in later clinical trials.
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
Once marketing authorization has been granted, we and our business partners will remain subject to ongoing regulatory oversight of our medical products, including with respect to labeling; safety surveillance and reporting; registration and listing requirements; CGMP and QMSR requirements relating to manufacturing, quality control, quality assurance, and corresponding maintenance of records and documents; advertising and promotional activities; requirements regarding the distribution of samples to physicians and related recordkeeping; and medical device design, development and manufacturing. In February 2024, FDA issued the Quality Management System Regulation (QMSR) Final Rule to amend the QSR, incorporating by reference ISO 13485:2016. The QMSR became effective on February 2, 2026.
The FDA and other agencies, including the U.S. Department of Justice (“DOJ”) and the HHS Office of Inspector General (“OIG”), closely regulate and monitor the marketing and promotion of medical products to ensure that they are marketed in a manner consistent with the FDA-approved label and regulatory authorities in other countries may have similar policies. For drug products, we must promote the product in a manner consistent with the full prescribing information or, for devices, consistent with the approved or cleared indications for use. The FDA, DOJ, and OIG impose stringent restrictions on manufacturers’ communications regarding unapproved/uncleared products and unapproved/uncleared uses of approved/cleared products. If we market unapproved/uncleared products or market our approved/cleared products for unapproved/uncleared indications, we may be subject to enforcement action.in the U.S. or foreign countries, including civil and administrative remedies (such as entering into corporate integrity agreements with the USG), as well as criminal sanctions. If our employees or agents engage in marketing of an unapproved/uncleared product or the unapproved/uncleared use of an approved/cleared product, we could be subject to civil or criminal investigations and monetary and injunctive penalties, which could adversely impact our ability to conduct business in certain markets, negatively affect our business, financial condition, operating results and cash flows, and damage our reputation.
Violations of the FDCA and other statutes, including the False Claims Act, relating to the promotion and advertising of prescription products may lead to investigations and enforcement actions alleging violations of federal and state health care fraud and abuse laws, as well as state consumer protection laws. Moreover, if the FDA or any foreign regulatory authority determines that any of our communications constitute pre-approval promotion or promotion of an off-label use, the FDA or foreign regulatory authority could request that we modify our promotional materials, issue an untitled letter or warning letter or the foreign equivalent, or subject us to regulatory or enforcement actions, including injunction, seizure, civil fine or criminal penalties.
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
•delay in or refusal to approve, clear or authorize pending PMA applications, 510(k) premarket submissions, or de novo classification requests;
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
Likewise, non-compliance with EU, any EU Member State, or UK requirements regarding safety monitoring or pharmacovigilance, and with requirements related to the development of products for the pediatric population, can also result in significant financial penalties. Similarly, failure to comply with the European and other legal and regulatory requirements regarding the protection of personal information can also lead to significant penalties and sanctions. Non-compliance with similar requirements in other foreign jurisdictions can also result in enforcement actions and significant penalties.
Current and future policy or legislation may increase the difficulty and cost for us and our collaborators to obtain marketing approval of and commercialize our product candidates, which may affect the prices we, or our collaborators, may obtain.
In the United States and foreign jurisdictions, there have been a number of policy, legislative and regulatory changes and proposed changes regarding the health care system that could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any approved products. We expect that current laws, as well as other health care reform measures that may be adopted in the future, may result in more rigorous coverage criteria and additional downward pressure on the price that we, or any collaborators, may receive for any approved products.
There has been continued heightened federal governmental scrutiny over the manner in which manufacturers set prices for their marketed products. This includes Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products.
Further, the Inflation Reduction Act of 2022 (the “IRA”) requires manufacturers of certain Part B and Part D drugs to issue to HHS rebates based on certain calculations and triggers (i.e., when drug prices increase and outpace the rate of inflation). While we are not directly affected by the IRA at this time, these types of laws may have a significant impact on our ability to set a product price we believe is fair and may adversely affect our ability to generate revenue and achieve or maintain profitability.
A number of states have passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. A number of states, for example, require drug manufacturers and other entities in the drug supply chain, including health carriers, pharmacy benefit managers, and wholesale distributors, to disclose information about pricing of pharmaceuticals. These measures could reduce the ultimate demand for approved products, or put pressure on our product pricing. We expect that additional state and federal health care reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for health care products and services, which could result in reduced demand for our products or additional pricing pressures.

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
•the Physician Payments Sunshine Act and its implementing regulations require certain manufacturers of drugs, biologics, medical devices and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to report certain payments and transfers of value made to U.S. physicians, other prescribers and teaching hospitals, as well as ownership or investment interests held by physicians, and their immediate family members; and

•state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws, which may apply to items or services reimbursed by any third-party payor, including commercial insurers; state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts; state, local and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s otherwise voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, obtain pharmaceutical agent licensure, and/or otherwise restrict payments that may be made to health care providers and entities; and state, local and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to health care providers or entities, or marketing expenditures.
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
Efforts to ensure that our business arrangements with third parties comply with healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving fraud and abuse or other health care laws and regulations. If our operations are found to be in violation of any of these laws, we may be subject to significant civil, criminal and administrative penalties, damages, fines, individual imprisonment, integrity obligations, exclusion from government funded health care programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations. If a third party fails to comply with applicable laws and regulations while acting on our behalf, we may also be subject to criminal, civil, and administrative penalties, including those listed above.
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
The issuance of regulations and coverage expansion by various governmental agencies relating to the Medicaid rebate program will continue to increase our costs and the complexity of compliance and will be time-consuming. Because we participate in the Medicaid rebate program, we are also required to report average sales price ("ASP"), information to CMS for certain categories of drugs that are paid for under Part B of the Medicare program. Future statutory or regulatory changes or CMS binding guidance could affect the ASP calculations for our products and the resulting Medicare payment rate and could negatively impact our results of operations.

Pricing and rebate calculations vary among products and programs, involve complex calculations and are often subject to interpretation by us, governmental or regulatory agencies and the courts. The Medicaid rebate amount is computed each quarter based on our submission to CMS of our current average manufacturer price (“AMP”) and “best price” for the quarter. If we become aware that our reporting for a prior quarter was incorrect, or has changed as a result of recalculation of the pricing data, we are obligated to resubmit the corrected data for a period not to exceed twelve quarters from the quarter in which the data originally were due. Any such revisions could have the impact of increasing or decreasing our rebate liability for prior quarters, depending on the direction of the revision. Such restatements and recalculations would increase our costs for complying with the laws and regulations governing the Medicaid rebate program. Price recalculations also may affect the “ceiling price” at which we are required to offer our products to certain covered entities, such as safety-net providers, under the 340B/Public Health Service ("PHS") drug pricing program.
In addition, if we are found to have made a misrepresentation in the reporting of ASP, we are subject to civil monetary penalties for each such price misrepresentation and for each day in which such price misrepresentation was applied. If we are found to have knowingly submitted false AMP or “best price” information to the government, we may be liable for civil monetary penalties per item of false information. Any refusal of a request for information or knowing provision of false information in connection with an AMP survey verification would also subject us to civil monetary penalties. In addition, our failure to submit monthly/quarterly AMP or “best price” information on a timely basis could result in a civil monetary penalty per day for each day the information is late beyond the due date. Such failure could also be grounds for CMS to terminate our Medicaid drug rebate agreement, under which we participate in the Medicaid program. In the event that CMS terminates our rebate agreement, no federal payments would be available under Medicaid or Medicare Part B for our covered outpatient drugs. Governmental agencies may also make changes in program interpretations, requirements or conditions of participation, some of which may have implications for amounts previously estimated or paid. We cannot ensure that CMS will not find our submissions to be incomplete or incorrect.
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
To be eligible to have our products paid for or reimbursed with federal funds under the Medicaid and Medicare Part B programs and purchased by certain federal agencies and grantees, we also must participate in the DVA FSS pricing program. To participate, we are required to enter into an FSS contract with the DVA, under which we must make our innovator “covered drugs” available to all federal purchasers. In addition, for the “Big Four” federal agencies—the DVA, the DoW, the PHS (including the Indian Health Service), and the Coast Guard—we must make covered drugs available at pricing that is capped at the statutory federal ceiling price ("FCP"). The FCP is calculated using the formula set forth in Section 603 of the Veterans Health Care Act of 1992 (the "VHCA") and based on a weighted average wholesale price known as the Non-Federal Average Manufacturer Price ("Non-FAMP"), which manufacturers are required to report on a quarterly and annual basis to the DVA. Under the VHCA, knowingly providing false information in connection with a Non-FAMP filing can subject us to significant penalties for each item of false information. If we overcharge the government in connection with our FSS contract or Tricare program agreements, whether due to a misstated FCP or otherwise, we are required to disclose the error and refund the difference to the government. The failure to make necessary disclosures and/or to identify contract overcharges can result in allegations against us under the False Claims Act and other laws and regulations. Unexpected refunds to the government, and responding to a government investigation or enforcement action, can be expensive and time-consuming, and could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

From time to time, we sell unapproved MCMs to government entities under certain circumstances. While this is permissible in some cases, the extent to which we may be able to lawfully offer to sell and sell unapproved products in many jurisdictions may be unclear or ambiguous. Such sales could subject us to regulatory enforcement action, product liability and reputational risk.
Under certain and narrow circumstances, MCMs may be procured by government entities prior to approval by the FDA or other U.S. regulatory authorities, a practice which we followed in connection with CYFENDUS® prior to its approval by the FDA. In the United States, the Secretary of HHS has the authority to contract to purchase MCMs for the SNS prior to FDA approval of the relevant MCM in specified circumstances. The FDA also has the authority to permit the emergency use of medical products that have not yet been approved by the FDA under an EUA. An EUA terminates when the EUA is revoked or the emergency declaration underlying the EUA terminates. However, an EUA is not a long-term alternative to obtaining FDA approval, licensure, clearance, or other marketing authorization for a product. Absent an applicable exception, our MCM product candidates generally will have to be approved, licensed, or cleared by the FDA or other regulatory authorities in the relevant country through traditional pathways before we can sell those products to governments. Additionally, the laws in certain jurisdictions regarding the ability of government entities to purchase unapproved product candidates can be ambiguous, and the permissibility of exporting unapproved products from the United States and importing them to foreign countries may be unclear in some instances. Nevertheless, government bodies, such as U.S. federal entities other than HHS, state and local governments within the United States, and foreign governments have sought and may further seek to procure our MCM product candidates that are not yet approved. In this situation, we would expect to assess the permissibility and liability implications of supplying our product candidates to such entities on a case-by-case basis, which presents certain challenges, both in the case of U.S. and foreign governments, and particularly under emergency conditions. In addition, agencies or branches of one country’s government may take different positions regarding the permissibility of such sales than another country’s government or even other agencies or branches of the same government. If local enforcement authorities disagree with our conclusion that such activities are permissible, they may take enforcement action against us.
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
Any vaccine, therapeutic product or medical device for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data, labeling, advertising and promotional activities for such product, will be subject to the continual requirements of and review by the FDA and other regulatory bodies. Our approved products are subject to these requirements and ongoing review. For drugs and vaccines, these requirements include submissions of safety and other post-marketing information and reports, plasma donor testing, registration requirements, CGMP, requirements relating to potency and stability, quality control, quality assurance, restrictions on advertising and promotion, import and export restrictions and recordkeeping requirements. Requirements for medical devices are similar and include QMSR compliance, establishment registration and device listing; record keeping; restrictions on advertising and promotion; post-market surveillance and reporting of adverse events and certain malfunctions, and restrictions on import and export. In addition, various state laws require that companies that manufacture and/or distribute drug products within the state obtain and maintain a manufacturer or distributor license, as appropriate. Some states have similar requirements for devices. Because of the breadth of these laws, it is possible that some of our business activities could be subject to challenge under one or more of such laws.

Government regulators enforce CGMP, QMSR, and other requirements through periodic unannounced inspections of manufacturing facilities. The FDA is authorized to inspect domestic and foreign manufacturing facilities without prior notice at reasonable times and in a reasonable manner. Health Canada may conduct similar inspections of our domestic and foreign facilities where products offered and sold in Canada are produced, or related formulation and filling operations are conducted. The FDA, Health Canada, and other foreign regulatory agencies conduct periodic inspections of our facilities. Following several of these inspections, regulatory authorities have issued inspectional observations, some of which were significant, but all of which are being, or have been, addressed through corrective actions. If, in connection with any future inspection, regulatory authorities find that we are not in substantial compliance with all applicable requirements, or if they are not satisfied with the corrective actions we take, our regulators may undertake enforcement action against us, which may include:
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
We currently sell certain of our products outside the United States and intend to expand the countries in which we sell our products. We currently have market authorization under the mutual recognition procedure to sell BioThrax® in France and Germany. To market or sell our products in foreign jurisdictions under normal circumstances, we generally need to obtain separate regulatory approvals and comply with numerous and varying requirements or use alternative “emergency use” or other exemptions from general approval and import requirements. Approval by the FDA in the United States, in Canada by Health Canada, or by any individual EU member state does not ensure approval by all foreign regulatory authorities. The approval procedures in foreign jurisdictions can vary widely and can involve additional clinical trials and data review beyond that required by the FDA or any other global health authority. There is also a risk that a regulatory authority in another country could conclude that we have violated the rules and regulations related to product development, approval or promotion in that country. Therefore, there is a risk that we could be subject to a foreign enforcement action if found to be in violation of such laws and regulations. We and our collaborators may not be able to obtain foreign regulatory approvals on a timely basis, if at all, and we may be unable to successfully commercialize our products in desired jurisdictions internationally if no alternate procurement pathway is identified for authorized government customers in a particular jurisdiction. We have limited experience in preparing, filing and procuring the applications necessary to gain foreign regulatory approvals in all global jurisdiction and expect to rely on third-party contract research organizations and consultants to assist us in this process. Our reliance on third parties can introduce additional uncertainty into the process.

Laws and regulations governing international operations may preclude us from developing, manufacturing and selling certain products outside of the United States, require us to develop and implement costly compliance programs, and if violated, can lead to financial and other impacts.
As we continue to expand our activities outside of the United States, we are subject to an increased risk of violating, and must dedicate additional resources towards avoiding inadvertently conducting activities in a manner that violates, the U.S. Foreign Corrupt Practices Act (the "FCPA"), the U.K. Bribery Act, Canada's Corruption of Foreign Public Officials Act, and other similar foreign anti-bribery laws that prohibit corporations and individuals from corruptly paying, offering to pay, or authorizing the payment of anything of value, directly or indirectly, to any foreign government official, government staff member, political party or party official, or political candidate in an attempt to influence a person working in an official capacity or otherwise obtain an improper advantage. We may be held responsible for conduct of the third parties with which we interact. The FCPA also obligates companies whose securities are listed in the United States to comply with certain accounting provisions requiring the Company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations. Some anti-bribery laws also apply to private sector bribery. Compliance with the FCPA and other anti-bribery laws is expensive and difficult, particularly in countries in which corruption is a recognized problem. In addition, the FCPA presents particular challenges in the pharmaceutical industry, because, in many countries, hospitals and other parts of the health system are operated by the government, and doctors, hospital employees, and other health care providers are considered foreign officials. Certain payments to hospital employees and other health care professionals in connection with clinical trials and other work have been deemed to be improper payments to government officials and have led to FCPA enforcement actions.
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
Various laws, regulations and executive orders also restrict the use and dissemination outside of the United States, or the sharing with certain non-U.S. nationals, of information classified for national security purposes, as well as certain products and technical data relating to those products. If we continue to expand our presence outside of the United States, it will require us to dedicate additional resources to comply with these laws, and these laws may preclude us from developing, manufacturing, or selling certain products and product candidates outside of the United States, which could limit our growth potential and increase our development costs. In addition, actions that the U.S. government and other governments have taken or threatened to take regarding tariffs and trade, and the associated uncertainty of how such actions may be implemented, may have adverse effects on the global economic environment and could also amplify these risks.
The failure to comply with laws governing international business practices may result in substantial civil and criminal penalties, suspension or debarment from government contracting, and other sanctions, and can cause reputational harm. The SEC also may bring enforcement actions against issuers for violations of the FCPA’s accounting provisions.
Changes to tax legislation may adversely affect our business.
In July 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, introducing significant tax changes. The OBBBA extends or makes permanent various tax provisions that were originally enacted in the 2017 Tax Cuts and Jobs Act and were set to expire at the end of 2025. The OBBBA features modified versions of individual and business tax relief proposals, and other new tax relief measures. In addition, it includes various revenue-raising measures, including changes to certain Inflation Reduction Act clean energy tax credits and various limits on business and individual tax deductions, that are intended to offset part of the cost of the legislation. These impacts did not have a material effect on our effective tax rate for the year ended December 31, 2025.

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
Biological products and product candidates, which we refer to as “Biologic Products,” can be affected by the approval and entry of “biosimilars” in the United States and other jurisdictions. Biosimilar products are licensed through an abbreviated pathway based on a showing that they are “highly similar” to a previously licensed product (known as the reference product) notwithstanding minor differences in clinically inactive components, and there are no clinically meaningful differences from the reference product in terms of safety, purity, and potency. Biologic Products in our current pipeline include CYFENDUS®, BioThrax® and ACAM2000®. If a biosimilar version of one of our Biologic Products were approved, it could have a material adverse effect on the sales and gross profits of the affected Biologic Product and could adversely affect our business, financial condition, operating results and cash flows.
NARCAN® (naloxone HCl) Nasal Spray is currently subject to generic and branded competition and may be subject to additional generic and branded competition in the future. If demand for over-the-counter NARCAN® Nasal Spray outpaces current estimations, there could be supply challenges to meet demand.
NARCAN® Nasal Spray was approved as an over-the-counter (“OTC”) medication in the U.S. in March 2023 and became available to retailers and e-commerce providers nationwide in August 2023. If demand for NARCAN® Nasal Spray increases beyond our current estimates, there could be supply interruptions. Although we have contingency plans to continue to provide product to those at the highest need and increase production to meet the anticipated increase in demand, such contingency plans may be unsuccessful or the implementation of such plans delayed, which could cause supply interruptions and adversely affect our business, financial condition, operating results and cash flows,
NARCAN® Nasal Spray currently faces generic competition. In 2016, Teva Pharmaceuticals Industries Limited and Teva Pharmaceuticals USA (collectively, “Teva”) filed an Abbreviated New Drug Application (an “ANDA”) seeking regulatory approval to market a generic version of NARCAN® Nasal Spray. In patent litigation related to Teva’s ANDA filing, a trial court decided in favor of Teva, and this decision was subsequently affirmed by the Court of Appeals for the Federal Circuit. The FDA approved Teva's ANDA in April 2019 and in December 2021 Teva commenced the launch of its generic naloxone nasal spray. As part of state settlements, including in Florida, Texas, Rhode Island, and West Virginia, Teva has agreed to supply Medication- Assisted Treatment (“MAT”) and generic opioid overdose reversal agents, like naloxone, to states at no cost in lieu of additional monetary compensation. The terms of these product donation agreements stretch 10 to 15 years. NARCAN® Nasal Spray also faces generic competition from Padagis LLC (“Padagis”) and Amneal Pharmaceuticals, Inc. (“Amneal”).
Sales of generic versions of NARCAN® Nasal Spray at prices lower than our branded product or provided at no cost by Teva, Padagis and Amneal have the potential to erode our sales and could impact our product revenue related to NARCAN® Nasal Spray.
NARCAN® Nasal Spray also faces branded competition from prescription products, such as Zimhi™ (naloxone), a branded injectable product developed by Adamis Pharmaceuticals Corporation, RextovyTM, (naloxone HCL nasal spray 4 mg), a branded product marketed by ZMI Pharma, Inc., Teleflex Medical Inc.'s Intranasal Mucosal Atomization Device, and Rezenopy® (naloxone HCL nasal spray 10mg), a branded product manufactured by Summit Biosciences Inc., as well as OTC products, such as RiViveTM (naloxene HCl nasal spray 3mg), a branded product developed by Harm Reduction Therapeutics.

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
Third-party claims of alleged patent infringement could delay, stop or otherwise affect the development and commercialization of our products and product candidates. Such challenges, while ongoing, could be costly, requiring and utilizing company resources. Such challenges, if successful, may impact marketing or launch of products, or require ongoing license and/or royalty fees associated with potential settlement agreements. These challenges may have the potential to materially harm our business, financial condition, operating results, and cash flows.
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
Certain of our products are approved as drug products under the provisions of the FDCA, which may render them susceptible to potential competition from generic manufacturers via the Hatch-Waxman Act and ANDA process. Other of our products may be susceptible to challenges by entry of biosimilars through the route established under the Biologics Price Competition and Innovation Act of 2009.
Although we intend to vigorously enforce our intellectual property rights, there can be no assurance that we will prevail in our enforcement or defense of our intellectual property rights. Our existing patents could be invalidated, found unenforceable, or narrowed in scope. Our trademark and trade name rights and related registrations may be challenged, opposed, infringed, diluted, canceled, circumvented, declared generic or determined to be infringing on other marks.
RISKS RELATED TO RELIANCE ON OTHER PARTIES
The loss of any of our non-exclusive, sole-source or single source suppliers, a shortage of related supplies or an increase in the price of materials supplied to us could have an adverse effect on our business, financial condition and results of operations.
We purchase certain supplies used in our manufacturing processes from non-exclusive, or single sources due to quality considerations, costs or constraints resulting from regulatory requirements. We depend on certain single-source suppliers for key materials, API, excipients, components, devices, manufacturing and other services necessary to produce and release the majority of our products and certain product candidates. For example, we rely on a single-source supplier to provide us with Alhydrogel® in sufficient quantities to meet our needs to manufacture CYFENDUS® and BioThrax® vaccines and the specialty plasma in our hyperimmune specialty plasma products and certain ingredients for the ACAM2000® vaccine. We also rely on single-source suppliers for the materials necessary to produce NARCAN® (naloxone HCl) Nasal Spray, such as the naloxone active pharmaceutical ingredient and other excipients, along with the vial, stopper and device.

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

For example, in 2021, multiple purported class action lawsuits were filed against us and certain of our current and former senior officers in the United States District Court for the District of Maryland seeking unspecified damages on behalf of a putative class of persons who purchased or otherwise acquired shares of our common stock during various date ranges. The complaints alleged, among other things, that we made materially false and misleading statements regarding our procedures and quality controls relating to vaccine production, in violation of federal securities laws. In February 2025, the Court granted final approval of a settlement between us and the lead plaintiffs. As another example, multiple stockholder derivative lawsuits were filed in The Court of Chancery of the State of Delaware and the United States District Court for the District of Maryland on behalf of the Company against certain current and former officers and directors for breach of fiduciary duties, waste of corporate assets, unjust enrichment and insider trading, each allegation related to the Company’s capabilities to manufacture COVID-19 vaccine bulk drug substance. In addition to monetary damages, the complaints sought the implementation of multiple corporate governance and internal policy changes. In August 2025, the United States District Court for the District of Maryland granted final approval of a settlement with regard to the derivative matters.
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
We rely significantly on information technology systems and any cyber-security incidents, unauthorized access or other failure, inadequacy, interruption or security lapse of that technology could harm our ability to operate our business effectively or result in data leakage of proprietary or confidential business or employee information.
Our business is increasingly dependent on critical, complex and interdependent information technology systems, including Internet-based systems, to support business processes as well as internal and external communications. We previously contracted with the USG and pharmaceutical companies for the development and manufacture of a significant quantity of COVID-19 vaccines, which raised our security profile and heightened potential risks that malicious actors may seek to disrupt our systems or misappropriate our information. The size and complexity of our computer systems and those of many of our business partners, collaborators and other third parties make them potentially vulnerable to interruption, invasion, computer viruses, destruction, unauthorized or malicious intrusion and additional related disruptions, which may result in the impairment of production and key business processes. Our systems and information are also potentially vulnerable to cybersecurity incidents through user error, phishing scams, or malfeasance, as well as cyber-security incidents involving our employees, business partners, collaborators or other third parties, any of which may expose sensitive data to unauthorized persons. Our systems and those of our business partners and collaborators have in the past been, and in the future likely will be subject to computer viruses, malicious codes, unauthorized access and other cybersecurity incidents. We are not aware of any significant impact on our operations or financial results from such incidents.
No system of protection is adequate to protect against all such threats, even if they are deemed to be industry standard, and there can be no assurance that we will be able to repel any such attacks. Cybersecurity incidents could lead to the loss of trade secrets or other intellectual property or the public exposure of personal information, including sensitive personal information, of our employees, clinical trial patients, customers and others. Evaluating and responding to any such threats may also be expensive and time-consuming. Any such unauthorized access to our information, whether through an incident involving our information technology systems or those of our business partners, collaborators or other third parties, could disrupt our business operations, result in the loss of assets, and have a material adverse effect on our reputation, business, financial condition, or results of operations. While the Company has experienced non-material cyber incidents involving third-party vendors, the Company’s continued use of third parties in its business yields the potential for material cybersecurity incidents that may harm business operations.
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

One measure of protection against such lawsuits is coverage under the PREP Act which creates liability protection for manufacturers of biodefense countermeasures when the Secretary of HHS issues a declaration for their manufacture, administration or use. A PREP Act declaration is meant to provide liability protection from all claims under federal or state law for loss arising out of the administration or use of a covered countermeasure under a government contract. The Secretary of HHS has issued PREP Act declarations covering countermeasures for smallpox, mpox, and other orthopox; anthrax; and botulinum toxin. These declarations apply to certain of our products, namely BioThrax®, ACAM2000®, CYFENDUS®, raxibacumab, ANTHRASIL®, BAT® and CNJ-016® (VIGIV) products, as covered countermeasures. Manufacturers are not entitled to protection under the PREP Act in cases of willful misconduct or for cases brought in non-U.S. tribunals or under non-U.S. law. We cannot predict whether the Secretary of HHS will renew the declarations when they expire, whether Congress will fund the relevant PREP Act compensation programs, or whether the necessary prerequisites for immunity would be triggered with respect to our products or product candidates.
Additionally, certain of our products, namely BioThrax®, are under the SAFETY Act, which provides certain product liability limitations for qualifying anti-terrorism technologies for claims arising from or related to an act of terrorism. Although BioThrax® is designated and certified under the SAFETY Act, the law may not provide adequate protection from claims made against us.
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
The amount of insurance that we currently hold may not be adequate to cover all liabilities that we may incur. Further product liability insurance may be difficult and expensive to obtain. We may not be able to maintain insurance coverage at a reasonable cost and we may not be able to obtain insurance coverage that will be adequate to satisfy all potential liabilities. For example, we may not have sufficient insurance against potential liabilities associated with a possible large-scale deployment of BioThrax® vaccine as a countermeasure to a bioterrorism threat. We rely on PREP Act protection for BioThrax®, raxibacumab, ACAM2000®, CYFENDUS®, ANTHRASIL®, BAT® and CNJ-016® (VIGIV) products, and SAFETY Act protection for BioThrax® in addition to our insurance coverage to help mitigate our product liability exposure for these products. Additionally, potential product liability claims related to our commercial products may be made by patients, health care providers or others who sell or consume these products. Such claims may be made even with respect to those products that possess regulatory approval for commercial sale. Claims or losses in excess of our product liability insurance coverage could have a material adverse effect on our business, financial condition, operating results and cash flows.
FINANCIAL RISKS
Our level of indebtedness and the terms of our indebtedness could adversely affect our business and liquidity position. We may not have sufficient cash flow from our operations to pay our substantial debt.
As described in Note 11, “Debt” in the Notes to Consolidated Financial Statements in Part II, Item 8. of this Annual Report on Form 10-K, as of December 31, 2025, we have approximately $589.7 million of total indebtedness, which includes our outstanding Senior Unsecured Notes.
Our level of indebtedness could have important consequences for us, including:
•limiting our ability to obtain additional financing, if needed, for working capital, capital expenditures, acquisitions, debt service requirements or other purposes;
•increasing our vulnerability to adverse economic, industry or competitive developments;
•limiting our flexibility in planning for, or reacting to, changes in our business and industry; and
•placing us at a competitive disadvantage compared to our competitors with less debt.

Our indebtedness may increase from time to time for various reasons, including fluctuations in operating results, working capital needs, capital expenditures, acquisitions and/or joint ventures. The cost and level of our debt could negatively impact our liquidity, future financing costs and financial results, while potential credit rating downgrades or adverse market conditions could increase borrowing costs or limit access to capital. Our cash flow and capital resources may not be sufficient to meet our debt obligations, and alternative financing measures may not be available on terms that are acceptable to us, or at all.
Our ability to service or refinance our debt depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. We may also seek additional debt financing to support our ongoing activities or to provide additional financial flexibility. Debt financing can have significant adverse consequences for our business, including:
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
•requiring us to pledge our assets as collateral, which could reduce financial flexibility; and
•increasing our exposure to adverse economic and industry conditions, furthering disadvantaging us against our competitors that have less debt, better debt servicing options or stronger debt servicing capacity.

In addition, failure to comply with the covenants under our Senior Secured Credit Facilities and other debt agreements, including the maintenance of a specified gross leverage ratio, fixed charge coverage ratio and minimum liquidity level, could result in an event of default. An event of default could result in the acceleration of amounts due under a particular debt agreement and a cross-default and acceleration under other debt agreements. If such events occur, we may not have sufficient funds to pay or financing options to meet these obligations.
Our current indebtedness restricts and any additional debt financing may restrict the operation of our business and limit the cash available for investment in our business operations.
The Senior Secured Credit Facilities include the Term Loan Facility, which had an outstanding principal balance of $150.0 million as of December 31, 2025, and the ability to borrow up to $100.0 million under the Revolving Credit Agreement (subject to certain adjustments described therein). In addition, we have outstanding an aggregate principal amount of $439.7 million of our Senior Unsecured Notes. We may also seek additional debt financing to support our ongoing activities or to provide additional financial flexibility. Debt financing can have significant adverse consequences for our business, including:
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
•limiting the extent to which we may repurchase shares of our common stock; and
•the costs of commercialization activities, including product marketing, sales and distribution.
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
As of December 31, 2025, we had unrestricted cash and cash equivalents of $205.4 million and remaining capacity under the Revolving Credit Agreement of $100.0 million. Also as of December 31, 2025, we had borrowings of $150.0 million on our Term Loan Facility and $439.7 million of Senior Unsecured Notes outstanding. The Company may be unable to comply with debt covenants in future periods without additional sources of liquidity.
If our capital resources are insufficient to meet our future capital requirements, we will need to finance our cash needs through public or private equity or debt offerings, bank loans or collaboration and licensing arrangements. In August 2025, we filed a shelf registration statement on Form S-3, which was declared effective on August 15, 2025 (the "Shelf Registration Statement"). The Shelf Registration Statement allows us to sell from time to time up to $250 million of common stock, preferred stock, warrants, debt securities, depositary shares, rights to purchase common stock and units that include any of these securities.
If we raise funds by issuing equity securities, including through a registrations statement, our stockholders may experience dilution. Debt financing, if available, may involve agreements that include covenants, like those contained in our Senior Secured Credit Facilities and the indenture governing the Senior Unsecured Notes, limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, pursuing acquisition opportunities or declaring dividends. If we raise funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish valuable rights to our technologies or product candidates or grant licenses on terms that may not be favorable to us. Our Senior Secured Credit Facilities as well as the indenture governing the Senior Unsecured Notes may restrict our ability to incur additional indebtedness.
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

We have a significant amount of intangible assets and property, plant and equipment on our balance sheet and in the past have been required to recognize non-cash impairment charges. The impairment tests require us to make an estimate of the fair value of our reporting units. An impairment could be recorded as a result of changes in assumptions, estimates or circumstances, some of which are beyond our control. Since a number of factors may influence determinations of fair value, we are unable to predict whether impairments of intangible assets and property, plant and equipment will occur in the future, and we can provide no assurance that continued conditions will not result in future impairments of these assets. The future occurrence of a potential indicator of impairment could include matters such as (i) a decrease in expected net earnings, (ii) adverse equity market conditions, (iii) a decline in current market multiples, (iv) a decline in our common stock price, (v) a significant adverse change in legal factors or the general business climate, and (vi) an adverse action or assessment by a regulator. Any such impairment would result in us recognizing a non-cash charge in our Consolidated Balance Sheets, which could adversely affect our business, results of operations and financial condition.
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
We may not be successful in identifying, effectively evaluating, structuring, acquiring or in-licensing, and developing and commercializing additional products on favorable terms, or at all. Competition for attractive product opportunities is intense and may require us to devote substantial resources, both managerial and financial, to an acquisition opportunity. A number of more established companies are also pursuing strategies to acquire or in-license products in the biopharmaceutical field. These companies may have a competitive advantage over us due to their size, cash resources, cost of capital, effective tax rate or greater clinical development and commercialization capabilities.
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
In recent years, some stockholders have placed increasing pressure on publicly traded companies in our industry and others to effect changes to corporate governance practices, executive compensation practices, social and environmental practices, disclosures related to certain matters and to undertake certain corporate actions. Stockholders may advocate for companies to take varied, and at times conflicting, approaches toward these issues. In this dynamic landscape, we can provide no assurance that stockholders will not publicly advocate for us to make changes to one or more of these areas or to engage, or not to engage, in certain corporate actions. Responding to challenges from stockholders, such as stockholder proposals, media campaigns, proxy contests or other public or private means, could be costly and time consuming and could have an adverse effect on our reputation and divert the attention and resources of management and our board of directors, which could have an adverse effect on our business and operational results. Any such stockholder actions or requests, or the mere public presence of stockholders with a reputation for taking such actions among our investor base, could also cause the market price of our common stock to experience periods of increased volatility.
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
The price of our common stock has been, and is likely to continue to be, volatile. The market price of our common stock could fluctuate significantly for many reasons, including in response to the risks described in this “Risk Factors” section, or for reasons unrelated to our operations, such as reports by industry analysts, investor perceptions or negative announcements by our customers, competitors or suppliers regarding their own performance, as well as industry conditions and general financial, economic and political instability. From January 1, 2023 through December 31, 2025, our common stock traded as high as $16.66 per share and as low as $1.42 per share. The market price of our common stock may be influenced by many factors, including, among others:
•contracts, decisions and procurement policies by the USG, and the addition or loss of any other customer affecting our anthrax vaccines and our other products and product candidates;
•CDMO contracts with collaboration partners;
•the success of competitive products or technologies;
•results of clinical and non-clinical trials of our product candidates;
•announcements of acquisitions, financings or other transactions by us;
•current or future litigation, legal proceedings, or governmental investigations;
•regulatory or public concern as to the safety of our products;
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
Our board of directors is authorized, without stockholder approval, to cause us to issue additional shares of our common stock or to raise capital through the issuance of preferred shares or the sale of debt securities that are convertible into common stock, options, warrants and other rights, on terms and for consideration as our board of directors in its sole discretion may determine. We may require or desire additional funding in the future and we may seek to achieve such funding through future sales of our common stock or other securities convertible into our common stock. Sales of substantial amounts of our common stock or the issuance of preferred shares, convertible debt, options, restricted stock units, performance stock units, warrants and other rights, or the perception that such sales or issuances could occur could cause the market price of our common stock to decrease significantly. As of December 31, 2025, we had 52,132,099 shares of common stock issued and outstanding. We cannot predict the effect, if any, of future sales of our common stock or any preferred shares, convertible debt securities, options, restricted stock units, performance stock units, warrants or other rights or the availability of our common stock for future sales on the value of our common stock.

We cannot guarantee that our 2025 Share Repurchase Program will be utilized in full, or at all, or that our 2025 Share Repurchase Program will enhance long-term stockholder value.
Our Board of Directors authorized the 2025 Share Repurchase Program for up to $50.0 million of the Company’s common stock through March 27, 2026, and through December 31, 2025 we repurchased approximately $25.1 million under the Share Repurchase Program. In February 2026, the Company reauthorized the 2025 Share Repurchase Program for the repurchase of up to $50.0 million of the Company's common stock through March 31, 2027. Any share repurchases will depend upon, among other factors, market conditions, the market price of the Company’s common shares, macroeconomic environment and other investment opportunities. The existence of the 2025 Share Repurchase Program could cause our stock price, in certain cases, to be higher or lower than it otherwise would be and could potentially reduce the market liquidity or have other unintended consequences for our stock. We can provide no assurance that we will repurchase shares of our common stock at favorable prices, if at all. Although the 2025 Share Repurchase Program is intended to enhance long-term stockholder value, we can provide no assurance it will do so. The 2025 Share Repurchase Program does not obligate the Company to acquire any particular amount of common stock and it may be suspended or discontinued, or the amount to be spent by the Company to repurchase shares could be reduced, at any time at the Company’s discretion. Any decision to reduce or discontinue repurchasing shares of our common stock pursuant to our 2025 Share Repurchase Program could cause the market price for our common stock to decline and may negatively impact our reputation and investor confidence in us.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 1C. CYBERSECURITY
CYBERSECURITY
The Company’s cybersecurity program is aligned and integrated into the overall company risk management process through its Enterprise Risk Management ("ERM") Program . At Emergent, ERM is a centralized process that prioritizes, and groups the top risks to our organization into 12 categories, one of which is Cybersecurity. We conduct an Enterprise Risk Assessment ("ERA") annually to proactively identify, assess, respond, monitor, and report risks to our enterprise. Identified risks are assessed and we accordingly will either accept the risk or take action to reduce or avoid the risk. Mitigations against risks are developed, as necessary, and all risks are monitored, reviewed quarterly, and reported to executive leadership and the Board of Directors.
The ERM program and ERA process is described in the Company’s Enterprise Risk Management Policy. The program includes enterprise level risks grouped in 12 risk categories. Cybersecurity is included as a standing risk category. The ERM program does not itself independently review cybersecurity policies and practices. ERM, in collaboration with Emergent’s Policy and Training Center of Excellence, provides training on Emergent’s Enterprise Risk Management Policy to all employees who are at the vice president level and above. As part of our ongoing ERM enhancements, our ERM intranet page was launched in 2024 to centralize risk-related resources and policies. The Company periodically performs a comprehensive reassessment of the Company's enterprise risks, with results thoroughly reviewed and communicated to executive leadership (VP and above) to align on key risks and strategic priorities. Annually, we provide an ERM training to all participants in advance of the Company's annual ERA. Full retraining on the ERM policy will occur every three years. The Company leverages the Committee of Sponsoring Organizations’("COSO") guidelines as the foundation for our ERM program and leverage external expertise.
The Company proactively reviews the threat landscape, impacts to the company, and addresses any gaps where necessary. Also, we maintain security operations metrics and incident response plan and conduct tabletop exercises. The Company engages outside consultants to review both its Cybersecurity posture and maturity, and to perform cyber assessments for the Company’s manufacturing/operational technology environments. The Company utilizes its Third-Party Risk Management Assessment Process to oversee and identify material risks from cybersecurity threats associated with its use of any third-party service provider. We utilize the NIST framework, which covers 23 categories. When applicable, we may inquire if the third-party vendor is SOC1/2, GDPR, certified. Additionally, the Company maintains cybersecurity insurance to help mitigate the impacts of potential cybersecurity incidents.
The Company’s Senior Vice President and Chief Information Officer, who is currently acting as the Company's interim Chief Information Security Officer (“CISO”), is responsible for assessing and managing the Cybersecurity risks with comprehensive oversight of information security functions with an emphasis on strategic leadership, governance, risk management and technical proficiency. The Company is actively in the process of identifying a permanent CISO. Moreover, the Company’s CISO provides cybersecurity updates to the entire board of directors and the board's Quality, Compliance, Manufacturing and Risk Management Committee (the "Committee"). The purpose of the Committee is to assist the Board in fulfilling its oversight responsibilities relating to the Company’s compliance with laws, regulations, and industry standards that, if breached, may cause significant business, regulatory, or reputational damage to the Company, including oversight of the Company's:
•Compliance with good (“x” = manufacturing, clinical, laboratory, pharmacovigilance, storage, distribution etc.) (GxP) and medical device Quality Management Systems Regulations (QMSR);
•Healthcare compliance, anti-corruption, privacy and data security landscape, medical product safety, supply chain, employee health and safety, political expenditures and lobbying activities, and government contracting;
•ERM program; and
•Cyber and information security risks.
The Committee is the primary oversight body to monitor the Company’s cybersecurity and related information technology risks and receives periodic updates from Company management (including the Chief Information Officer and the interim CISO) on the Company’s policies, processes, procedures, and any significant developments related to the identification, mitigation, and remediation of cybersecurity risks. The Chair or Vice-Chair of the Committee meets as necessary with the Chief Information Officer and the interim CISO to engage in a more detailed review of the Company’s cybersecurity and information security activities. The Committee charter also requires that the Committee ensure that Company management provides an annual cyber and information security update to the Board of Directors. Current Committee members are: Zsolt Harsanyi, Ph.D., Sujata Dayal, Don DeGolyer and Kathryn C. Zoon, Ph.D., all of whom are independent directors. The interim CISO reports to the Committee twice per year and also reports to the Board twice per year.

The Company has not incurred a material cybersecurity incident over the past three years. The Company is not aware that any risks from cybersecurity threats, including because of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect the company. For additional information related to cybersecurity related risks, refer to Part 1 Item 1A. Risk Factors. The Company proactively reviews threats landscape, impacts to the company, and address any gaps where necessary. Also, we maintain security operations metrics, incident response plan, conduct tabletop exercises and perform an internal phishing campaign and awareness program. In addition, the Company has managed Security Service Provider (MSSP) that maintains 24 hours per day, 7 days per week, monitoring of the Company's environment.

ITEM 2. PROPERTIES
We own and lease approximately 1.0 million square feet of building space for development and manufacturing, laboratories, fill/finish facility services, offices and warehouse space for the conduct of our businesses at 11 locations in North America and Europe. Properties that have been leased expire on various dates between 2026 and 2034. Principal locations include:

Location	Use	Approximate square feet	Owned/leased	Operating Segment
Lansing, Michigan	Manufacturing operations, office and laboratory space.	336,000	Owned	Products & Services
Winnipeg, Manitoba, Canada	Manufacturing operations, office and laboratory space.	160,000 (Owned); 15,800 (Leased)	Owned/Leased	Products & Services
Gaithersburg, Maryland	Laboratory space, office space and rental real estate.	173,000 (Owned); 11,547 (Leased)	Owned/Leased	Products & Services
Canton, Massachusetts	Manufacturing operations and warehouse space.	47,000 (Owned); 27,000 (Leased)	Owned/Leased	Products & Services
Elkridge, Maryland	Warehouse space.	103,182	Leased	Products & Services
Rockville, Maryland	Manufacturing facilities, office and warehouse space.	84,295	Owned	Products & Services
Each property is considered to be in good condition, adequate for its purpose, and suitably utilized according to the individual nature and requirements of the relevant operations. Our policy is to improve and replace property as considered appropriate to meet the needs of the individual operations.
ITEM 3. LEGAL PROCEEDINGS
See Item 8 of Part II, “Financial Statements and Supplemental Data — Notes to Consolidated Financial Statements" — Note 20, "Litigation."
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information and Holders
Our common stock trades on the New York Stock Exchange under the symbol "EBS".
As of February 19, 2026, the closing price per share of our common stock on the New York Stock Exchange was $10.99 and we had 46 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.
Purchases of Equity
In March 2025, the Company announced that its Board of Directors authorized the repurchase of up to $50.0 million of the Company’s common stock (the “2025 Share Repurchase Program”) on or before March 27, 2026. In February 2026, the Company reauthorized the 2025 Share Repurchase Program for the repurchase of up to $50.0 million of the Company's common stock through March 31, 2027. Repurchases under the 2025 Share Repurchase Program may be made from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors, including the market price of the Company’s common stock, macroeconomic environment and other investment opportunities, consistent with applicable law. The 2025 Share Repurchase Program may be suspended or discontinued at any time.
The table below presents information regarding shares of our common stock that we repurchased during the three months ended December 31, 2025 under the 2025 Share Repurchase Program:

Issuer Purchases of Equity Securities
Periods	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)
October 1, 2025 - October 31, 2025	336,872	$9.45	336,872	$30,804,402
November 1, 2025 - November 30, 2025	272,921	$10.35	272,921	$27,945,048
December 1, 2025 - December 31, 2025	253,261	$11.93	253,261	$24,887,579
Total	863,054		863,054

(1) Exclusive of commissions and nondeductible 1% excise tax, which excise was imposed pursuant to the Inflation Reduction Act of 2022.
(2) Dollar amounts presented are inclusive of commissions and nondeductible 1% excise tax.
Dividend Policy
We have not declared or paid any cash dividends on our common stock since becoming a publicly traded company in November 2006. We currently have no plans to pay dividends.
The remaining information required by Item 5 is hereby incorporated by reference from our Definitive Proxy Statement relating to our 2026 Annual Meeting of the Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Stock Performance Graph
The following graph provides a comparison of five year cumulative total stockholder returns of Emergent BioSolutions Inc.'s common stock, the Standard & Poor’s ("S&P") 500 Stock Index, the Russell 2000 Index, the S&P SmallCap 600 Index, the S&P Pharmaceuticals Index and the S&P Biotechnology Index. The annual changes for the five-year period shown on the graph are based on the assumptions that $100 had been invested in Emergent BioSolutions Inc.'s common stock and each index on December 31, 2020, all fiscal years end December 31st and all dividends were reinvested.

	Market Performance
Company / Index	2020	2021	2022	2023	2024	2025
Emergent BioSolutions Inc.	$100.00	$48.52	$13.18	$2.68	$10.67	$13.79
S&P 500	$100.00	$128.71	$105.40	$133.10	$166.40	$196.16
Russell 2000	$100.00	$114.82	$91.35	$106.82	$119.14	$134.40
S&P SmallCap 600	$100.00	$126.82	$106.40	$123.48	$134.22	$142.30
S&P 500 Pharmaceuticals	$100.00	$125.75	$136.38	$136.84	$148.06	$188.27
S&P 500 Biotechnology	$100.00	$112.13	$129.67	$134.65	$135.54	$171.44
ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations for each of the two years in the period ended December 31,2025 should be read in conjunction with our consolidated financial statements and accompanying notes and other financial information included elsewhere in this Annual Report on Form 10-K (this “Annual Report”). For a similar discussion and analysis of our results for the year ended December 31, 2024 compared to our results for the year ended December 31, 2023, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report for the year ended December 31, 2024, filed with the United States (“U.S.”) Securities and Exchange Commission (“SEC”) on March 3, 2025. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report includes information with respect to our plans and strategy for our business and financing, as well as forward-looking statements that involve risks and uncertainties. You should carefully review the sections entitled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” in this Annual Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
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
We are currently focused on the following four PHT categories: chemical, biological, radiological, nuclear and explosives (“CBRNE”); emerging infectious diseases (“EID”); emerging health crises; and acute, emergency and community care. We have a product portfolio of 11 products, 10 of which are owned by the Company, that contribute a substantial portion of our revenue and are sold to government and commercial customers. Additionally, we have a development pipeline consisting of a diversified mix of both pre-clinical and clinical stage product candidates. Finally, we have a fully integrated portfolio of CDMO services which cover development services, drug substance manufacturing and drug product manufacturing and packaging.
The Company structures the business with a focus on markets and customers. As such, the key components of the business structure include the following four product and service categories: Anthrax - Medical Countermeasures (“MCM”) products, Naloxone Commercial products, Smallpox - MCM products and Emergent Bioservices (CDMO) services (“Bioservices”).
The Company manages the business with a focus on three operating segments: (1) a Commercial Products segment consisting of NARCAN® Nasal Spray and KLOXXADO® Nasal Spray, (2) a MCM Products segment consisting of Anthrax - MCM, Smallpox - MCM and Other Products and (3) a Services segment consisting of our Bioservices offerings. Commercial Products and MCM Products are our two reportable segments (see Note 19, “Segment information” in the Notes to Consolidated Financial Statements in Part II, Item 8, of this Form 10-K for more information on our reportable segments).
Commercial Product Segment:
The majority of our Commercial product revenue comes from the following product:
Naloxone Products
•NARCAN® (naloxone HCl) Nasal Spray, an intranasal formulation of naloxone approved by the United States Food and Drug Administration (“FDA”) (including in over-the-counter (“OTC”) form) and Health Canada for the emergency treatment of known or suspected opioid overdose as manifested by respiratory and/or central nervous system depression.
•KLOXXADO® (naloxone HCl) Nasal Spray. In January 2025, the Company announced an agreement with Hikma Pharmaceuticals Inc. (“Hikma”) in which the Company obtained exclusive commercial rights for product sales and marketing in the United States and Canada to Hikma’s KLOXXADO® (naloxone HCl) Nasal Spray, an 8 mg naloxone agent.
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
•CYFENDUS® (Anthrax vaccine adsorbed (AVA), adjuvanted), which was approved by the FDA in July 2023 for post-exposure prophylaxis of disease following suspected or confirmed exposure to Bacillus anthracis in persons 18 through 65 years of age when administered in conjunction with recommended antibacterial drugs. CYFENDUS® is procured by certain authorized government buyers for their use; and
•Raxibacumab injection, the first fully human monoclonal antibody therapeutic licensed by the FDA for the treatment and prophylaxis of inhalational anthrax.
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
Sale of RSDL®
In July 2024, the Company entered into the Stock and Asset Purchase Agreement (the “RSDL® Agreement”) with SERB Pharmaceuticals, through its wholly owned subsidiary BTG International Inc. (collectively, “SERB”), pursuant to which, among other things, the Company sold its worldwide rights to RSDL®, to SERB (the “RSDL® Transaction”). See Note 4, “Divestitures” in the Notes to Consolidated Financial Statements in Part II, Item 8, of this Form 10-K for more information on the sale of RSDL®.
Services Segment:
As of the first quarter of 2025, the Company’s Services operating segment no longer met the quantitative thresholds of a reportable segment and did not meet the aggregation criteria set forth in Accounting Standards Codification 280, Segment Reporting, and as such is categorized within “All other revenues” along with “Contracts and Grants”. See Note 19, “Segment information” in the Notes to Consolidated Financial Statements in Part II, Item 8, of this Form 10-K for more information about the Company’s reportable segments.

Other Strategic Activities
May 2024 Organizational Restructuring Plan
In May 2024, the Company initiated an organizational restructuring plan (the “May 2024 Plan”). These strategic actions led to a reduction of the Company’s workforce by approximately 300 employees across all areas of the Company and the elimination of approximately 85 positions that were vacant, as well as the closure of the Company’s Baltimore-Bayview Drug Substance manufacturing facility and Rockville, Maryland Drug Product facility. Decisions regarding the elimination of positions and the closure of manufacturing facilities were subject to local law and consultation requirements in certain countries, as well as the Company’s business needs. The cumulative amount of restructuring charge related to the May 2024 Plan since inception is $18.5 million. All activities related to the May 2024 Plan were substantially completed during the third quarter of 2024. Restructuring costs (benefits) are recognized as an operating expense within the Consolidated Statement of Operations and are classified based on the Company's classification policy for each category of operating expense.
Development milestone payments for CHIKV VLP
In July 2024, Bavarian Nordic announced that the European Medicines Agency had validated the marketing authorization application for CHIKV VLP, which was submitted in June 2024. This approval triggered a milestone payment receivable under the Purchase and Sale Agreement to the Company in the amount of $10.0 million.
In August 2024, Bavarian Nordic announced that the FDA has accepted and granted priority review for the Biologics License Application for CHIKV VLP, which triggered a milestone payment receivable under the Purchase and Sale Agreement to the Company in the amount of $20.0 million.
In February 2025, Bavarian Nordic announced that the FDA approved CHIKV VLP under the Priority Review, which triggered a $30.0 million development milestone payment to the Company. In addition, in February 2025 Bavarian Nordic also announced that the European Commission approved CHIKV VLP, which triggered a $20.0 million development milestone payment to the Company.
August 2024 Organizational Restructuring Plan
In August 2024, the Company initiated an organizational restructuring plan (the “August 2024 Plan”) at the Company’s Lansing facility, which reduced the Company’s workforce by approximately 70 employees, as well as eliminated several open positions. The Company also implemented non-labor optimization efforts, such as reducing the Company’s external and vendor spend. The cumulative amount of restructuring charges related to the August 2024 Plan since inception is $2.5 million. All activities related to the August 2024 Plan were substantially completed during the fourth quarter of 2024. Restructuring costs (benefits) are recognized as an operating expense within the Consolidated Statement of Operations and are classified based on the Company's classification policy for each category of operating expense.
Exclusive commercial rights to KLOXXADO® distribution in U.S. and Canada
In January 2025, the Company announced an agreement with Hikma in which the Company obtained exclusive commercial rights for product sales and marketing in the U.S. and Canada to Hikma’s KLOXXADO® (naloxone HCl) Nasal Spray, an 8 mg naloxone agent.
Securities and shareholder litigation
In September 2024, the Company and the lead plaintiffs in stockholder litigation against the Company entered into an agreement in principle to settle the claims against the Company and each of the Company’s current and former officers and directors. In October 2024, the Court granted preliminary approval of the proposed settlement, ordered notice to the settlement class and the court granted final approval of the settlement in February 2025. Under the settlement, the claims against the Company and its officers and directors were dismissed with prejudice and released in exchange for a payment from the Company of $40.0 million, $30.0 million of which was paid from insurance proceeds, and was funded in the fourth quarter of 2024. The Company recorded the settlement and insurance recoverable amounts as pre-tax operating expense and income, respectively, within “Selling, general and administrative” expenses on the Consolidated Statement of Operations for the year ended December 31, 2024.

Sale of Baltimore-Bayview Facility
In March 2025, the Company completed the sale of its Baltimore-Bayview drug substance manufacturing facility to Syngene International (“Syngene”). At closing, Syngene paid a cash purchase price of approximately $36.5 million. Pursuant to the sale, Syngene acquired the assets and equipment associated with the Baltimore-Bayview facility. Emergent retains the rights to secure manufacturing services and capacity at the facility for future growth and pandemic response production in collaboration with Syngene. See Note 4, “Divestitures” in the Notes to Consolidated Financial Statements in Part II, Item 8, of this Form 10-K for further discussion.
August 2025 Settlement
On March 7, 2025, plaintiffs Lincolnshire and Pooja Sayal filed a motion in the United States District Court for the District of Maryland seeking preliminary approval of a stipulation of settlement with regard to the putative shareholder derivative lawsuits filed in 2021 and 2022 (the “Proposed Settlement”). The Proposed Settlement provided that Defendants must cause their insurers to pay to the Company a settlement amount of $15.0 million, less a court-approved fee and expense amount (the “Settlement Amount”). On August 6, 2025, the United States District Court for the District of Maryland granted approval of the Proposed Settlement without modification. The Company received the Settlement Amount in September 2025. Accordingly, during the year ended December 31, 2025, the Company recorded $10.5 million with respect to the Settlement Amount as a reduction of “Selling, general and administrative” expenses on the Consolidated Statement of Operations.
2025 Share Repurchase Program
In March 2025, the Company announced that its Board of Directors had authorized the repurchase of up to $50.0 million of the Company’s common stock (the “2025 Share Repurchase Program”) on or before March 27, 2026. During the year ended December 31, 2025, the Company utilized $25.1 million to repurchase 3.1 million shares at an average price of $8.15 per share, excluding commissions and excise taxes. As of December 31, 2025, the Company had $24.9 million available to repurchase shares under the 2025 Share Repurchase Program. In February 2026, the Company reauthorized the 2025 Share Repurchase Program for the repurchase of up to $50.0 million of the Company's common stock through March 31, 2027.
Senior Unsecured Note Repurchases
In May 2025, the Board authorized the Company to use up to $30.0 million to repurchase Senior Unsecured Notes in open market purchases, privately negotiated transactions or otherwise. During the year ended December 31, 2025, the Company used approximately $8.7 million to repurchase an aggregate principal amount of $10.3 million of the Company’s Senior Unsecured Notes, and the Company recognized a gain on extinguishment of approximately $1.6 million, as recorded in “Gain (loss) on debt extinguishment” on the Consolidated Statement of Operations. As of December 31, 2025, the Company had $19.7 million available to repurchase additional Senior Unsecured Notes.
Term Loan Early Paydown
In the fourth quarter of 2025, the Company executed a partial, early extinguishment of $100.0 million in principal of its $250.0 million term loan with OHA Agency, LLC (the "Term Loan"). The Company recognized a loss on extinguishment of $13.8 million, primarily attributable to the acceleration of unamortized debt issuance costs and prepayment premium, as recorded in “Gain (loss) on debt extinguishment” on the Consolidated Statement of Operations. As of December 31, 2025, the Company had $150.0 million in Term Loan principal remaining. See Note 11, “Debt” in the Notes to Consolidated Financial Statements in Part II, Item 8, of this Form 10-K for more information on the Company's Term Loan Agreement.

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
Research and Development (“R&D”) Expenses
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
Changes in tax laws, rulings, policies, or related legal and regulatory interpretations occur frequently and may have significant favorable or adverse impacts on our effective tax rate. In 2021, the Organization for Economic Cooperation and Development released model rules for a 15% global minimum tax applied to cross-border profits of certain large multinational corporations, known as Pillar Two. Pillar Two has now been enacted by approximately 60 countries, including Ireland. This minimum tax is treated as a period cost beginning in 2024 and its impact is included in the Company's financial results of operations for the current period. The Company is monitoring legislative developments, as well as additional guidance from countries that have enacted legislation.
In July 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law in the United States. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. These impacts did not have a material effect on our tax rate for the year ended December 31, 2025.
Management believes that the assumptions and estimates related to the provision for income taxes are material to the Company’s results of operations.

RESULTS OF OPERATIONS
Consolidated and Segment Operating Results:

	Year Ended December 31,
(in millions, except %)	2025	2024	$ Change	% Change
Revenues:
Commercial Product sales, net:
Naloxone	$226.1	$398.9	$(172.8)	(43)%
Total Commercial Product sales, net	226.1	398.9	(172.8)	(43)%

MCM Product sales, net:
Anthrax MCM	114.3	138.5	(24.2)	(17)%
Smallpox MCM	266.1	277.3	(11.2)	(4)%
Other Products	76.3	94.0	(17.7)	(19)%
Total MCM Product sales, net	456.7	509.8	(53.1)	(10)%

All other revenues (1)	60.1	134.9	(74.8)	(55)%

Total revenues	$742.9	$1,043.6	$(300.7)	(29)%

Operating expenses:
Cost of product and services sales, net (2)	326.2	681.3	(355.1)	(52)%
Research and development	53.2	70.7	(17.5)	(25)%
Selling, general and administrative	186.1	308.0	(121.9)	(40)%
Amortization of intangible assets	65.1	65.1	—	—%
Impairment of long-lived assets	12.2	27.2	(15.0)	(55)%
Total operating expenses	642.8	1,152.3	(509.5)	(44)%

Income (loss) from operations	100.1	(108.7)	208.8	192%

Other income (expense):
Interest expense	(59.3)	(71.0)	(11.7)	(16)%
Gain on sale of business	—	24.3	(24.3)	(100)%
Gain (loss) on debt extinguishment	(12.2)	0.6	(12.8)	NM
Other, net	54.2	11.9	42.3	NM
Total other expense, net	(17.3)	(34.2)	(16.9)	(49)%

Income (loss) before income taxes	82.8	(142.9)	225.7	158%
Income tax provision	30.2	47.7	(17.5)	(37)%
Net income (loss)	$52.6	$(190.6)	$243.2	128%

(1) "All other revenues" includes Services and Contracts and grants revenue
(2) Exclusive of intangible assets amortization
NM - Not meaningful

Year Ended December 31, 2025 Compared with Year Ended December 31, 2024
Revenues and gross margin

	Year Ended December 31,
(dollars in millions)	2025	2024	% Change
Total revenues	$742.9	$1,043.6	(29)%
Contracts and grants	37.7	30.0	26%
Product and services sales, net	$705.2	$1,013.6	(30)%

Cost of product and services sales, net	$326.2	$681.3	(52)%
Intangible asset amortization	65.1	65.1	—%

Gross margin (1)	$313.9	$267.2	17%
Gross margin % (1)	45%	26%

(1) Gross margin is calculated as product and services sales, net less cost of product and services sales, net and intangible asset amortization. Gross margin percentage is calculated as gross margin divided by product and services sales, net.

Total revenues decreased $300.7 million, or 29%, to $742.9 million in 2025. The decrease was due to lower Commercial Products revenue of $172.8 million, Services revenue of $82.5 million, and MCM Products revenue of $53.1 million, partially offset by an increase in Contracts and grants revenue of $7.7 million.
Intangible asset amortization remained unchanged at $65.1 million for the years ended December 31, 2025 and 2024.
Gross margin increased $46.7 million, or 17%, to $313.9 million in 2025. Gross margin percentage increased 19 percentage points to 45%. The increase was primarily due to improvements in Services gross margin of $160.5 million and in MCM Products gross margin of $3.2 million, partially offset by a decrease in Commercial Products gross margin of $117.0 million. Gross margin and gross margin percentage excludes Contracts and grants revenues because the related costs are R&D expenses.
See “Reportable Segment Results” for an expanded discussion of revenues and gross profit.
Unallocated corporate operating expenses
R&D Expenses
R&D expenses decreased $17.5 million, or 25%, to $53.2 million in 2025. The decrease was primarily due to write-offs related to program terminations in the second quarter of 2024, coupled with decreases in overhead and severance related costs in the current year. This decrease was partially offset by an increase in costs associated with the Ebanga™ program.
SG&A Expenses
SG&A expenses decreased $121.9 million, or 40%, to $186.1 million in 2025. The decrease was primarily due to a reduction in compensation and other employee related costs as a result of the restructuring initiatives during 2023 and 2024, as well as a decrease in professional services and legal fees related to general corporate initiatives in the prior year. The decline in SG&A was also due to the absence of a one-time expense of $10.0 million recognized in the prior year period and the receipt of a one-time reimbursement of $10.5 million in the current year period related to settlements of our securities and shareholder litigation matters as well as decreases in marketing spend. SG&A expenses as a percentage of total revenue decreased 4 percentage points to 25% for the year ended December 31, 2025.
Impairment of Long-lived Assets
Impairment of long-lived assets decreased $15.0 million, or 55%, to $12.2 million in 2025. The decrease was due to the one time $27.2 million non-cash impairment charge in the second quarter of 2024 related to our Bayview and Rockville asset groups within the Bioservices reporting unit, partially offset by a $12.2 million impairment charge associated with the Maryland warehouse disposal group write-down during 2025.

Interest expense
Interest expense decreased $11.7 million, or 16%, to $59.3 million in 2025. The decrease was primarily due to lower interest costs related to our prior syndicated borrowings, partially offset by higher interest expense related to our Term Loan Agreement, and an increase in amortization of debt service costs.
Gain on sale of business
Gain on sale of business decreased $24.3 million, or 100%, due to no sale of business occurring during the year ended December 31, 2025. The gain on sale of business in the prior year was related to the sale of RSDL® to SERB, partially offset by a loss on the sale of the Company’s drug product facility in Baltimore-Camden to Bora.
Gain (loss) on debt extinguishment
Gain (loss) on debt extinguishment decreased $12.8 million to a $12.2 million loss in 2025. The decrease was due to a loss on early extinguishment of $13.8 million for the prepayment of $100.0 million of the Term Loan, primarily attributable to the acceleration of unamortized debt issuance costs and prepayment premium. This was partially offset by a gain on extinguishment of approximately $1.6 million for the principal repurchases of the Company’s Senior Unsecured Notes.
Other, net
Other, net was $54.2 million in income in 2025 compared with $11.9 million in income in 2024. The change of $42.3 million was primarily attributable to a favorable shift from prior-year asset sale losses to asset sale gains in the current year related to our Bayview facility. In addition, the Company recognized $20.0 million of incremental income from milestone payments received in 2025 related to the sale of our travel health business to Bavarian Nordic, as well as favorable impacts from interest income increase and foreign currency, partially offset by a loss from warrant valuation.
Income tax provision
Income tax provision of $47.7 million for the year ended December 31, 2024 decreased $17.5 million to a provision of $30.2 million for the year ended December 31, 2025. The effective tax rate was 36% for the year ended December 31, 2025 as compared to (33)% in 2024. The effective annual tax rate differs from the prior year largely due to jurisdictional mix of income and losses, GILTI, and other permanent items.

SEGMENT RESULTS
COMMERCIAL PRODUCTS SEGMENT

	Year Ended December 31,
(dollars in millions)	2025	2024	% Change
Revenues	$226.1	$398.9	(43)%
Cost of sales	130.1	185.9	(30)%
Intangible asset amortization	37.8	37.8	—%
Gross margin (1)	$58.2	$175.2	(67)%
Gross margin % (1)	26%	44%

Add back:
Intangible asset amortization	37.8	37.8	—%
Restructuring costs	0.2	—	NM

Segment adjusted gross margin (2)	$96.2	$213.0	(55)%
Segment adjusted gross margin % (2)	43%	53%

(1) Gross margin is calculated as revenues less cost of sales and intangible asset amortization. Gross margin percentage is calculated as gross margin divided by revenues.
(2) Segment adjusted gross margin, which is a non-GAAP financial measure, for our Commercial Products segment is calculated as gross margin plus intangible asset amortization and restructuring costs. Segment adjusted gross margin percentage, which is a non-GAAP financial measure, is calculated as segment adjusted gross margin divided by segment revenues. The Company’s management utilizes segment adjusted gross margin and segment adjusted gross margin percentage for purposes of evaluating our ongoing operations and for internal planning and forecasting purposes. We believe that these non-GAAP operating measures, when reviewed collectively with our GAAP financial information, provide useful supplemental information to investors in assessing our operating performance.

NM - Not meaningful
Year Ended December 31, 2025 Compared with Year Ended December 31, 2024
Naloxone
Naloxone sales decreased $172.8 million, or 43%, to $226.1 million in 2025. The decrease was primarily driven by lower sales of OTC NARCAN® and Canadian sales of branded NARCAN®, driven primarily by increased competition due to generics impacting price and unit sales, partially offset by an increase in KLOXXADO® sales.
Cost of Sales and Gross Margin
Cost of Commercial Products sales decreased $55.8 million, or 30%, to $130.1 million in 2025. The decrease was primarily due to lower sales of OTC NARCAN® and lower Canadian sales of branded NARCAN®, partially offset by an increase in KLOXXADO® sales.
Commercial Products gross margin decreased $117.0 million, or 67%, to $58.2 million in 2025. Commercial Products gross margin percentage decreased 18 percentage points to 26% in 2025. The decrease was primarily due to an unfavorable price and volume mix of OTC NARCAN® and lower Canadian sales of branded NARCAN®, partially offset by an increase in KLOXXADO® sales. Commercial Products segment adjusted gross margin in the current year excludes the impact of intangible asset amortization of $37.8 million and restructuring costs of $0.2 million.

MCM PRODUCTS SEGMENT

	Year Ended December 31,
(dollars in millions)	2025	2024	% Change
Revenues	$456.7	$509.8	(10)%
Cost of sales	163.1	219.4	(26)%
Intangible asset amortization	27.3	27.3	—%
Gross margin (1)	$266.3	$263.1	1%
Gross margin % (1)	58%	52%

Add back:
Intangible asset amortization	27.3	27.3	—%
Changes in fair value of financial instruments	—	0.6	(100)%
Restructuring costs (benefits)	(1.0)	7.2	(114)%
Inventory step-up provision	5.4	6.2	(13)%

Segment adjusted gross margin (2)	$298.0	$304.4	(2)%
Segment adjusted gross margin % (2)	65%	60%

(1) Gross margin is calculated as revenues less cost of sales and intangible asset amortization. Gross margin percentage is calculated as gross margin divided by revenues.
(2) Segment adjusted gross margin, which is a non-GAAP financial measure, for our MCM Products segment is calculated as gross margin plus intangible asset amortization, restructuring costs (benefits) and non-cash items related to changes in fair value of financial instruments and inventory step-up provision. Segment adjusted gross margin percentage, which is a non-GAAP financial measure, is calculated as segment adjusted gross margin divided by segment revenues. The Company’s management utilizes segment adjusted gross margin and segment adjusted gross margin percentage for purposes of evaluating our ongoing operations and for internal planning and forecasting purposes. We believe that these non-GAAP operating measures, when reviewed collectively with our GAAP financial information, provide useful supplemental information to investors in assessing our operating performance.

Year Ended December 31, 2025 Compared with Year Ended December 31, 2024
Anthrax MCM
Anthrax MCM sales decreased $24.2 million, or 17%, to $114.3 million in 2025. The decrease was due to lower volumes of CYFENDUS® sales to the USG and international customers, primarily due to the impact of timing, partially offset by increases in ANTHRASIL® sales to the Canadian government and BioThrax® sales to foreign governments. Anthrax MCM product sales are primarily made under annual purchase options exercised by the USG. Fluctuations in revenues result from the timing of the exercise of annual purchase options, the timing of USG purchases, the availability of governmental funding and Company delivery of orders that follow.
Smallpox MCM
Smallpox MCM sales decreased $11.2 million, or 4%, to $266.1 million in 2025. The decrease was primarily due to lower ACAM2000® sales volumes to both U.S. and non-U.S. customers, partially offset by increases in sales of TEMBEXA® that did not occur in the prior year, and CNJ-016® (VIGIV). Fluctuations in revenues from Smallpox MCM products result from the timing of the exercise of annual purchase options in existing procurement contracts, the timing of USG purchases, the availability of governmental funding and Company delivery of orders that follow.
Other Product Sales
Other Product sales decreased $17.7 million, or 19%, to $76.3 million in 2025. The decrease was primarily due to the sale of RSDL® to SERB during the third quarter of 2024 and a decrease in BAT® foreign sales, partially offset by higher USG BAT® sales due to timing.

Cost of Sales and Gross Margin
Cost of MCM Product sales decreased $56.3 million, or 26%, to $163.1 million in 2025. The decrease was primarily due to favorable manufacturing variances mostly due to lower shut-down and severance costs and lower inventory reserves, as well as lower production costs reflecting reduced volumes of ACAM2000® and CYFENDUS®, and no RSDL® related costs in 2025 due to the sale of RSDL® to SERB in the third quarter of 2024. These decreases were partially offset by higher costs for ANTHRASIL® and TEMBEXA® due to higher unit volume.
MCM Products gross margin increased $3.2 million, or 1%, to $266.3 million in 2025. MCM Products gross margin percentage increased 6 percentage points to 58% in 2025. The increase in gross margin percentage was primarily due to a favorable product sales mix which was weighted more heavily towards higher margin products and a decrease in shut-down and severance costs and inventory reserves compared with the prior year period. MCM Product segment adjusted gross margin in the current year excludes the impacts of intangible asset amortization of $27.3 million, inventory step-up provision of $5.4 million, and restructuring benefits of $1.0 million.
ALL OTHER REVENUES
Year Ended December 31, 2025 Compared with Year Ended December 31, 2024
Services Revenues
Services revenues decreased $82.5 million, or 79%, to $22.4 million in 2025. The decrease was primarily attributable to the one time $50.0 million arbitration settlement with Janssen related to the 2022 termination of the Janssen Agreement (the “Settlement Agreement”), which was paid in 2024, coupled with lower revenue from the Company’s Camden facility in the current year, which was sold to Bora in the third quarter of 2024, partially offset by an increase in production at the Company's Winnipeg facility.
Contracts and Grants
Contract and grants revenue increased $7.7 million, or 26%, to $37.7 million in 2025 compared with 2024. The increase was primarily related to work under the EbangaTM program, partially offset by the wind-down of our other funded development initiatives.

Financial Condition, Liquidity and Capital Resources
Our financial condition is summarized as follows:

	December 31,
(dollars in millions)	2025	2024	Change %
Financial assets:
Cash and cash equivalents	$205.4	$99.5	106%
Restricted cash	3.7	6.1	(39)%
Total cash, cash equivalents and restricted cash	$209.1	$105.6	98%

Borrowings:
Debt	572.1	663.7	(14)%
Total borrowings	$572.1	$663.7	(14)%

Working capital:
Current assets	$662.5	$598.7	11%
Current liabilities	132.2	162.4	(19)%
Total working capital	$530.3	$436.3	22%

NM - Not Meaningful
Principal Sources of Capital Resources
We have historically financed our operating and capital expenditures through existing cash and cash equivalents, cash from operations, development contracts and grant funding and borrowings under various credit agreements, including our Term Loan Agreement and other lines of credit we have established from time to time. We also occasionally obtain financing from the sale of our common stock upon exercise of stock options. As of December 31, 2025, we had unrestricted cash and cash equivalents of $205.4 million and available borrowing capacity of up to $100.0 million under the Revolving Credit Agreement. As of December 31, 2025, the Company believes that its sources of liquidity, including debt and cash flows from operating activities, are adequate to fund its operations for at least the next twelve months from the issuance of these consolidated financial statements.
2025 Share Repurchase Program
In March 2025, the Company announced that its Board of Directors had authorized the repurchase of up to $50.0 million of the Company’s common stock (the “2025 Share Repurchase Program”) on or before March 27, 2026. In February 2026, the Company reauthorized the 2025 Share Repurchase Program for the repurchase of up to $50.0 million of the Company's common stock through March 31, 2027. Repurchases under the 2025 Share Repurchase Program may be made from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors, including the market price of the Company’s common stock, macroeconomic environment and other investment opportunities consistent with applicable law. The 2025 Share Repurchase Program may be suspended or discontinued at any time. The Inflation Reduction Act of 2022, imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. Excise tax accrued during the year ended December 31, 2025 was $0.3 million.
During the year ended December 31, 2025, the Company utilized $25.1 million to repurchase 3.1 million shares at an average price of $8.15 per share, excluding commissions and excise taxes. As of December 31, 2025, the Company had $24.9 million available to repurchase shares under the 2025 Share Repurchase Program.
Senior Unsecured Note Repurchase
In May 2025, the Board of Directors authorized the Company to repurchase up to $30.0 million aggregate principal amount of the Company’s Senior Unsecured Notes. The Company may seek to opportunistically use this authority to repurchase its Senior Unsecured Notes in open market purchases, privately negotiated transactions or otherwise. Any such repurchases will depend upon prevailing market conditions, our liquidity requirements, contractual restrictions, applicable securities law and other factors. During the year ended December 31, 2025, we repurchased $10.3 million aggregate principal amount of the Company’s Senior Unsecured Notes for $8.7 million in cash, including fees, and recognized a gain on extinguishment of approximately $1.6 million. As of December 31, 2025, we had $19.7 million available to repurchase additional Senior Unsecured Notes.

Cash Flows
The following table provides information regarding our cash flows for the years ended December 31, 2025 and 2024.

	Year Ended December 31,
(dollars in millions)	2025	2024
Net cash provided by (used in):
Operating activities	$170.6	$58.7
Investing activities	69.4	125.2
Financing activities	(136.6)	(190.0)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	0.1	—
Net change in cash, cash equivalents and restricted cash	$103.5	$(6.1)
Operating Activities:
Net cash provided by operating activities increased $111.9 million in 2025 compared with 2024. The increase in net cash provided by operating activities was primarily due to higher net income excluding non-cash items due to improved operating performance in 2025, partially offset by unfavorable changes in working capital, including a significant non-cash write-off in 2024 related to the Janssen Agreement termination included in prepaid expenses and other assets, and higher cash payments related to accrued expenses and income taxes.
Investing Activities:
Net cash provided by investing activities decreased $55.8 million in 2025 compared with 2024. The decrease in net cash provided by investing activities was primarily attributable to the significant cash inflows in 2024 related to the sale of RSDL® and the sale of the Baltimore-Camden facility. The decrease was partially offset by greater aggregate milestone payments received in connection with the sale of the Company’s travel health business to Bavarian Nordic in 2025, proceeds from the sale of property, plant and equipment, including the sale of our Baltimore-Bayview facility to Syngene, and a reduction in capital expenditures compared with the prior year.
Financing Activities:
Net cash used in financing activities decreased $53.4 million in 2025 compared with 2024. The decrease in cash used in financing activities was driven by significant net financing outflows in 2024 related to the debt refinancing, primarily due to the principal repayments on the Company’s former revolving and term loan facilities and associated debt issuance costs. The 2025 financing outflows included the recent principal repayment on the Company's term loan facility and repurchases under the Company’s 2025 Share Repurchase Program and Senior Unsecured Note repurchases, which partially offset the year-over-year decrease.
Debt
As of December 31, 2025, the Company has $589.7 million of fixed and variable rate debt with varying maturities, with no payable amounts within 12 months (see Note 11, “Debt” in the Notes to Consolidated Financial Statements in Part II, Item 8. of this Form 10-K).
Uncertainties and Trends Affecting Funding Requirements
We expect to continue to fund our short-term and long-term anticipated operating expenses, capital expenditures and debt service requirements, any future debt repurchases and any future repurchases of our common stock from the following sources:
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
•the level, timing and cost of product sales and services sales;
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
Unused Credit Capacity
Available room under the commitments with respect to the Revolving Credit Agreement (the “Revolving Loans") as of December 31, 2025 and 2024 was:

	December 31,
(in millions)	2025	2024
Total Capacity	$100.0	$100.0
Unused Capacity	$100.0	$100.0
Contractual Obligations
As of December 31, 2025, the Company has contractual obligations related to lease arrangements and purchase commitments. The lease arrangements are for certain equipment and facilities. As of December 31, 2025, the Company had fixed lease payment obligations of $16.9 million, with $3.4 million due within 12 months. The Company has non-cancelable purchase commitments of $474.8 million, with an estimated $142.9 million being due within 12 months.

Critical Accounting Policies and Estimates
Our consolidated financial statements and related disclosures are prepared in accordance with U.S. GAAP, which requires management to make estimates, judgments and assumptions that affect the amounts reported. Note 2, “Summary of significant accounting policies” of the Notes to Consolidated Financial Statements in Part II, Item 8. of this Form 10-K describes the accounting policies and methods used in the preparation of the Company’s consolidated financial statements. Management considers an accounting policy to be critical if it is important to reporting our financial condition and results of operations, and if it requires significant judgment and estimates on the part of management in its application. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the reported amounts of revenues and expenses that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
Management believes the Company’s critical accounting policies and estimates are those related to revenue recognition, long-lived assets and inventories, net.
Revenue Recognition
The Company's product sales are recognized at a point-in-time generally upon delivery to the customer, depending on the performance obligation which the Company is delivering. Certain of the Company's development contracts and grants arrangements which are cost-plus-fee contracts, and Bioservices arrangements, are generally recognized on a percentage of completion basis utilizing a cost-to-cost method or input method, respectively. Revenues are recognized as a percentage of the work completed during the period in an amount that reflects the percentage of the consideration which the Company expects to receive in exchange for the product or services. Estimating costs is subjective and requires assumptions about future activity and cost drivers.
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
Revenues for Naloxone products are recorded at the net sales price (transaction price), which includes estimates of variable consideration for which reserves are established. Estimates of variable consideration include allowance for returns, specialty distributor fees, wholesaler fees and prompt payment discounts. Revenues from OTC NARCAN® are recognized to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with such variable consideration is subsequently resolved. The Company considers several factors in the estimation process for the allowance for returns of OTC NARCAN®, including inventory levels within the distribution channel, product shelf life and historical return activity, including activity for product sold for which the return period has passed, as well as other relevant factors. Because returned product cannot be resold, there is no corresponding asset for product returns.
Revenue recognition is material to our business most notably because the nature of our product sales and development contracts requires us to apply significant judgment in estimating costs, allocating transaction prices to multiple performance obligations, and assessing variable consideration. Because these judgments are inherently subjective, changes in underlying assumptions could materially affect the amount and timing of revenue recognized. For additional information on our revenues, refer to Note 14, "Revenue recognition" in the Notes to Consolidated Financial Statements in Part II, Item 8. of this Form 10-K.

Long-lived assets
Long-lived assets such as finite lived intangible assets and property, plant and equipment are not required to be tested for impairment annually, instead they are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. These events or changes in circumstances may include a significant deterioration of operating results, changes in business plans or changes in anticipated future cash flows. If an impairment indicator is present, we evaluate recoverability of assets to be held-and-used by a comparison of the carrying value of the assets with future undiscounted net cash flows expected to be generated by the assets. We group assets at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows generated by other asset groups. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset group, we estimate the fair value of the asset group to determine whether an impairment loss should be recognized. Impairment would then be measured as the excess of the asset’s carrying value over its fair value. Fair value is typically determined by discounting the future cash flows associated with that asset. Significant judgments used for long-lived asset impairment assessments include identifying the appropriate asset groupings and primary assets within those groupings, determining whether events or circumstances indicate that the carrying amount of the asset may not be recoverable, determining the future cash flows for the assets involved and assumptions applied in determining fair value, which include, reasonable discount rates, growth rates, market risk premiums and other assumptions about the economic environment.
Inventories, net
Inventories are stated at the lower of cost or net realizable value with cost being determined using a standard cost method, which approximates actual cost. Actual cost consists primarily of material, labor and manufacturing overhead expenses (including fixed production-overhead costs) and includes the services and products of third-party suppliers. For internally manufactured inventory, the Company determines normal capacity for each production facility and allocates fixed production-overhead costs on that basis. The Company records inventory acquired in business combinations utilizing the comparative sales method, which estimates the expected sales price reduced for all costs expected to be incurred to complete/dispose of the inventory with a profit on those costs. The Company analyzes its inventory each reporting period and records a reserve to reduce the cost basis to net realizable value for inventory that has become obsolete, expired, slow-moving or short-dated based on customer requirements. Reserves for excess and obsolete inventory are relieved when the related inventory is disposed of through scrap or sale.
Significant New Accounting Pronouncements
See Note 2, “Summary of significant accounting policies” in the Notes to Consolidated Financial Statements in Part II, Item 8. of this Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For a discussion of additional risks arising from our operations, see “Item 1A—Business—Risk Factors” in this 2025 Annual Report.
Market Risks
We have interest rate and foreign currency market risk. Because of the short-term maturities of our cash and cash equivalents, we believe that an increase in market rates would likely not have a significant impact on the realized value of our investments.
Interest Rate Risk
We have debt with a mix of fixed and variable rates of interest and we are satisfied with the current fix-float mix of the Company's debt portfolio. Floating rate debt carries interest based generally on the secured overnight financing (“SOFR”), as defined in our Term Loan Agreement, plus an applicable margin. Increases in interest rates could result in an increase in interest payments for our floating rate debt. We maintain an undrawn Revolver Loan that, if utilized, would bear interest and therefore could expose us to interest rate risk. See Note 11, "Debt" in the Notes to Consolidated Financial Statements in Part II, Item 8. of this Form 10-K.

From time to time, we may use derivative instruments to manage our interest rate risk and market risk exposure.
We have assessed our exposure to changes in interest rates by analyzing the sensitivity to our operating results assuming various changes in market interest rates. A hypothetical increase of one percentage point in the SOFR rate as of December 31, 2025 would increase our interest expense by approximately $1.5 million annually.
Foreign Currency Exchange Rate Risk
We have exposure to foreign currency exchange rate fluctuations worldwide and primarily with respect to the Euro, Canadian dollar, Singapore dollar, Swiss franc, and British pound. We manage our foreign currency exchange rate risk primarily by either entering into foreign currency hedging transactions or incurring operating expenses in the local currency in the countries in which we operate, to the extent practicable. We currently do not hedge all of our foreign currency exchange exposure and the movement of foreign currency exchange rates could have an adverse or positive impact on our results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Emergent BioSolutions Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Emergent BioSolutions Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Emergent BioSolutions Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 26, 2026 expressed an unqualified opinion thereon.
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

Reserve for Excess and Obsolete Finished Goods Inventories
Description of the Matter
The Company had total inventories, net of $343.4 million as of December 31, 2025. As discussed in Note 2 of the consolidated financial statements, inventories are stated at the lower of cost or net realizable value. The Company evaluates its inventories each reporting period and records a reserve to account for inventory that has become obsolete, expired, slow-moving, or short-dated based on customer requirements.
Auditing the Company’s assessment for finished goods inventory reserves was subjective and involved auditor judgment as the estimate relies on factors that are outside of the Company’s control. In particular, the analysis is dependent on assumptions such as the expected timing of delivery for customer orders and the shelf-life requirements of customers.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of the Company's control over the finished goods inventory reserve process, which included management’s review of the assumptions, and the completeness and accuracy of the data underlying the finished goods inventory reserve analysis.
Our audit procedures included, among others, assessing the appropriateness of the Company’s methodology and the significant assumptions used in the analysis for finished goods inventory reserves. We tested the mathematical accuracy of the calculations and audited the completeness and accuracy of the underlying inputs used, such as expiration dates and customer shelf-life requirements. In addition, we performed inquiries of management and inspected documentation, such as customer contracts, to evaluate the reasonableness of the Company’s estimate.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2004.
Tysons, Virginia
February 26, 2026

Emergent BioSolutions Inc. and Subsidiaries
Consolidated Balance Sheets
(in millions, except per share data)

	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$205.4	$99.5
Restricted cash	3.7	6.1
Accounts receivable, net	84.2	154.5
Inventories, net	343.4	311.7
Prepaid expenses and other current assets	25.8	26.9
Total current assets	662.5	598.7

Property, plant and equipment, net	205.4	270.6
Intangible assets, net	436.5	501.5
Other assets	14.2	18.9
Total assets	$1,318.6	$1,389.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$55.6	$60.9
Accrued expenses	12.2	17.7
Accrued compensation	41.8	56.1
Current tax liability	6.8	5.8
Other current liabilities	15.8	21.9
Total current liabilities	132.2	162.4

Debt	572.1	663.7
Deferred tax liability	37.8	41.7
Other liabilities	53.9	39.1
Total liabilities	796.0	906.9

Stockholders’ equity:
Preferred stock, $0.001 par value per share; 15.0 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value per share; 200.0 shares authorized, 60.9 and 59.9 shares issued; 52.1 and 54.3 shares outstanding, respectively.	0.1	0.1
Treasury stock, at cost, 8.7 and 5.6 common shares, respectively	(252.6)	(227.7)
Additional paid-in capital	942.4	928.0
Accumulated other comprehensive loss, net	(7.5)	(5.2)
Accumulated deficit	(159.8)	(212.4)
Total stockholders’ equity	522.6	482.8
Total liabilities and stockholders’ equity	$1,318.6	$1,389.7
The accompanying notes are an integral part of the consolidated financial statements.

Emergent BioSolutions Inc. and Subsidiaries
Consolidated Statements of Operations
(in millions, except per share data)

	Year Ended December 31,
	2025	2024	2023
Revenues:
Product and services sales, net	$705.2	$1,013.6	$1,023.0
Contracts and grants	37.7	30.0	26.3
Total revenues	742.9	1,043.6	1,049.3

Operating expenses:
Cost of product and services sales, net (1)	326.2	681.3	705.4
Research and development	53.2	70.7	111.4
Selling, general and administrative	186.1	308.0	368.4
Amortization of intangible assets	65.1	65.1	65.6
Goodwill impairment	—	—	218.2
Impairment of long-lived assets	12.2	27.2	306.7
Total operating expenses	642.8	1,152.3	1,775.7

Income (loss) from operations	100.1	(108.7)	(726.4)

Other income (expense):
Interest expense	(59.3)	(71.0)	(87.9)
Gain on sale of business	—	24.3	74.2
Gain (loss) on debt extinguishment	(12.2)	0.6	2.5
Other, net	54.2	11.9	6.4
Total other income (expense), net	(17.3)	(34.2)	(4.8)

Income (loss) before income taxes	82.8	(142.9)	(731.2)
Income tax provision	30.2	47.7	29.3
Net income (loss)	$52.6	$(190.6)	$(760.5)

Earnings (loss) per common share
Basic	$0.98	$(3.60)	$(14.85)
Diluted	$0.93	$(3.60)	$(14.85)

Weighted average shares outstanding
Basic	53.5	53.0	51.2
Diluted	56.7	53.0	51.2

(1) Exclusive of intangible assets amortization
The accompanying notes are an integral part of the consolidated financial statements.

Emergent BioSolutions Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(in millions)

	Year Ended December 31,
	2025	2024	2023
Net income (loss)	$52.6	$(190.6)	$(760.5)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net	(2.3)	0.5	0.9
Unrealized gains on hedging activities	—	—	2.7
Reclassification adjustment for gains on hedging activities	—	—	(8.9)
Reclassification adjustment for gains on pension benefit obligation	—	—	(3.5)
Total other comprehensive income (loss), net of tax	(2.3)	0.5	(8.8)
Comprehensive income (loss), net of tax	$50.3	$(190.1)	$(769.3)
The accompanying notes are an integral part of the consolidated financial statements.

Emergent BioSolutions Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in millions)

	Year Ended December 31,
	2025	2024	2023
Operating Activities
Net income (loss)	$52.6	$(190.6)	$(760.5)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Share-based compensation expense	16.2	18.0	23.1
Depreciation and amortization	95.8	108.8	125.1
Change in fair value of contingent obligations, net	—	0.6	0.2
Amortization of deferred financing costs	9.8	7.4	21.3
Deferred income taxes	(4.0)	(5.5)	(8.9)
Noncash gain on sale of business	—	(32.2)	(74.2)
Change in fair value of warrant liability	5.5	1.1	—
Goodwill impairment	—	—	218.2
Impairment of long-lived assets	12.2	27.2	306.7
Loss on disposal of assets	4.5	28.7	21.1
Other	0.4	6.5	(8.1)
Changes in operating assets and liabilities:
Accounts receivable	25.5	(24.4)	(21.6)
Inventories	(30.3)	(24.5)	0.6
Prepaid expenses and other assets	11.7	169.9	11.7
Accounts payable	(8.4)	(33.0)	10.6
Accrued expenses and other liabilities	(10.2)	12.3	(55.7)
Long-term incentive plan accrual	3.1	3.6	4.8
Accrued compensation	(17.3)	(18.2)	(10.4)
Income taxes receivable and payable, net	(1.7)	23.3	(16.2)
Contract liabilities	5.2	(20.3)	5.9
Net cash provided by (used in) operating activities	170.6	58.7	(206.3)
Investing Activities
Purchases of property, plant and equipment	(13.8)	(22.9)	(51.6)
Proceeds from sale of property, plant and equipment	38.2	7.9	—
Milestone payments from prior asset divestiture	50.0	30.0	(6.3)
Purchase of convertible note receivable	(5.0)	—	—
Proceeds from sale of business	—	110.2	270.2
Net cash provided by investing activities	69.4	125.2	212.3
Financing Activities
Proceeds from the issuance of debt, net of lender fees	—	219.0	—
Proceeds allocated to warrants issued in conjunction with debt	—	13.4	—
Proceeds allocated to common stock issued in conjunction with debt	—	9.3	—
Principal payments on term loan facility	(100.0)	(198.2)	(164.6)
Proceeds from revolving credit facility	—	65.0	20.0
Principal payments on revolving credit facility	—	(284.2)	(398.8)
Debt issuance costs	—	(14.6)	—
Proceeds from issuance of common stock upon exercise of stock options	2.2	—	—
Repurchase of debt	(8.7)	—	—
Prepayment premium on debt principal payment	(3.8)	—	—
Purchases of treasury stock	(24.9)	—	—
Proceeds from share-based compensation activity	—	1.5	1.8
Proceeds from at-the-market sale of stock, net of commissions and expenses	—	—	8.4
Taxes paid for share-based compensation activity	(1.4)	(1.2)	(2.5)
Net cash used in financing activities:	(136.6)	(190.0)	(535.7)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	0.1	—	(1.2)
Net change in cash, cash equivalents and restricted cash	103.5	(6.1)	(530.9)
Cash, cash equivalents and restricted cash, beginning of period	105.6	111.7	642.6
Cash, cash equivalents and restricted cash, end of period	$209.1	$105.6	$111.7
Supplemental cash flow disclosures:
Cash paid for interest	$49.7	$64.0	$68.3
Cash paid for income taxes, net of refunds	$40.0	$26.5	$52.8
Non-cash investing and financing activities:
Purchases of property, plant and equipment unpaid at period end	$1.6	$1.9	$5.7
Gain (loss) on extinguishments of debt	$(12.2)	$0.6	$2.5
Issuance of common stock in conjunction with debt	$—	$7.7	$—
Excise tax liability accrued for common stock repurchases	$0.3	$—	$—
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$205.4	$99.5	$111.7
Restricted cash	3.7	6.1	—
Total	$209.1	$105.6	$111.7
The accompanying notes are an integral part of the consolidated financial statements.

Emergent BioSolutions Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders' Equity
(in millions, except per share data)

	$0.001 Par Value Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2022	55.7	$0.1	$873.5	(5.6)	$(227.7)	$3.1	$738.7	$1,387.7
Net loss	—	—	—	—	—	—	(760.5)	(760.5)
Share-based compensation activity	1.0	—	22.5	—	—	—	—	22.5
At-the-market sale of stock, net of commissions and expenses	1.1	—	8.4	—	—	—	—	8.4
Other comprehensive loss, net of tax	—	—	—	—	—	(8.8)	—	(8.8)
Balance at December 31, 2023	57.8	$0.1	$904.4	(5.6)	$(227.7)	$(5.7)	$(21.8)	$649.3
Net loss	—	—	—	—	—	—	(190.6)	(190.6)
Share-based compensation activity	1.0	—	15.9	—	—	—	—	15.9
Issuance of common stock	1.1	—	7.7	—	—	—	—	7.7
Other comprehensive income, net of tax	—	—	—	—	—	0.5	—	0.5
Balance at December 31, 2024	59.9	$0.1	$928.0	(5.6)	$(227.7)	$(5.2)	$(212.4)	$482.8
Net income	—	—	—	—	—	—	52.6	52.6
Share-based compensation activity	1.0	—	14.4	—	—	—	—	14.4
Repurchase of common stock	—	—	—	(3.1)	(24.9)	—	—	(24.9)
Other comprehensive loss, net of tax	—	—	—	—	—	(2.3)	—	(2.3)
Balance at December 31, 2025	60.9	$0.1	$942.4	(8.7)	$(252.6)	$(7.5)	$(159.8)	$522.6
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
The Company is focused on the following four PHT categories: chemical, biological, radiological, nuclear and explosives (“CBRNE”); emerging infectious diseases (“EID”); emerging health crises; and acute, emergency and community care. As of December 31, 2025, the Company has a product portfolio of 11 products consisting of vaccines, therapeutics, and drug-device combination products, including KLOXXADO® Nasal Spray for which the Company obtained certain exclusive commercial rights for product sales and marketing in the United States and Canada. The revenue generated by the products comprises a substantial portion of the Company's revenue. The Company structures the business with a focus on markets and customers. As such, the key components of the business structure include the following four product and service categories: Anthrax - Medical Countermeasures (“MCM”) products, Naloxone Commercial products, Smallpox - MCM products and Emergent Bioservices (CDMO) (“Bioservices”).
The Company manages the business with a focus on three operating segments: (1) a Commercial Products segment consisting of NARCAN® Nasal Spray and KLOXXADO® Nasal Spray, as described below; (2) a MCM Products segment consisting of our Anthrax - MCM, Smallpox - MCM and Other Products, described below and (3) a Services segment consisting of our Bioservices offerings. Commercial Products and MCM Products are our two reportable segments (see Note 19, “Segment information” for more information on our reportable segments).
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
•KLOXXADO® (naloxone HCl) Nasal Spray. In January 2025, the Company announced an agreement with Hikma Pharmaceuticals Inc. (“Hikma”) in which the Company obtained exclusive commercial rights for product sales and marketing in the United States and Canada to Hikma’s KLOXXADO® (naloxone HCl) Nasal Spray, an 8 mg naloxone agent.
MCM Products Segment:
Anthrax - MCM Products
•ANTHRASIL® (Anthrax Immune Globulin Intravenous (human)), the only polyclonal antibody therapeutic licensed by the FDA and Health Canada for the treatment of inhalational anthrax in combination with appropriate antibacterial drugs;;
•BioThrax® (Anthrax Vaccine Adsorbed), the only vaccine licensed by the FDA for the general use prophylaxis and post-exposure prophylaxis of anthrax disease;
•CYFENDUS® (Anthrax vaccine adsorbed (AVA), adjuvanted) which was approved by the FDA in July 2023 for post-exposure prophylaxis of disease following suspected or confirmed exposure to Bacillus anthracis in persons 18 through 65 years of age when administered in conjunction with recommended antibacterial drugs. CYFENDUS® is procured by certain authorized government buyers for their use; and
•Raxibacumab injection, the first fully human monoclonal antibody therapeutic licensed by the FDA for the treatment and prophylaxis of inhalational anthrax.

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
Sale of RSDL®
In July 2024, the Company entered into the Stock and Asset Purchase Agreement (the “RSDL® Agreement”) with SERB Pharmaceuticals, through its wholly owned subsidiary BTG International Inc. (collectively, “SERB”), pursuant to which, among other things, the Company sold its worldwide rights to RSDL® to SERB (the “RSDL® Transaction”). See Note 4, “Divestitures” for more information on the RSDL® Transaction.
Services Segment:
As of the first quarter of 2025, the Company’s Services operating segment no longer met the quantitative thresholds of a reportable segment and did not meet the aggregation criteria set forth in Accounting Standards Codification (“ASC”) 280, Segment Reporting, and as such is categorized within “All other revenues” along with “Contracts and Grants” within Note 19, “Segment information”. See Note 19, “Segment information” for more information about the Company’s reportable segments.

2. Summary of significant accounting policies
Basis of presentation and consolidation
Our financial statements are prepared in conformity with U.S. generally accepted accounting principles (“GAAP”). The accompanying consolidated financial statements include the accounts of Emergent and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. For presentation purposes, reclassifications of certain items have been made for comparability.
Use of estimates
The preparation of financial statements requires management to make estimates, judgments and assumptions that affect reported amounts and disclosures in the consolidated financial statements and accompanying notes. Due to the inherent uncertainty involved in making those estimates, judgments and assumptions, actual results could differ from those estimates. Our most significant estimates relate to revenue recognitions and the assessment of the recoverability of definite lived intangible assets and other long-lived assets. Other estimates include allowances for expected credit losses, inventory, depreciation and amortization, contingent consideration, share-based compensation, warrants, income taxes, and other contingencies. Management continually re-evaluates its estimates, judgments and assumptions and basis its estimates on historical trends, projections, current experience and other assumptions that it believes are reasonable. These estimates are sometimes complex, sensitive to changes in assumptions and require fair value determinations using Level 3 fair value measurements.
Cash and cash equivalents and restricted cash
Cash equivalents are highly liquid investments with a maturity of 90 days or less at the date of purchase and consist of time deposits and investments in money market funds with commercial banks and financial institutions. Also, the Company maintains cash balances with financial institutions in excess of insured limits. Restricted cash includes cash that is not readily available for use in the Company's operating activities. Restricted cash is primarily comprised of cash pledged under letters of credit.
Warrants
The Company accounts for Warrants as either equity instruments, liabilities or derivative liabilities in accordance with ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and/or ASC 815, Derivatives and Hedging (“ASC 815”), depending on the specific terms of the applicable warrant agreement.
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
On a recurring basis, the Company currently measures and records money market funds (Level 1) and value of Warrants (Level 3) using fair value measurements in the accompanying financial statements. The carrying amounts of the Company's short-term financial instruments, which include cash and cash equivalents, accounts receivable and accounts payable approximate their fair values due to their short maturities.
Significant customers and accounts receivable
Billed accounts receivable are stated at invoice amounts and consist of amounts due from the United States Government ("USG"), commercial and Bioservices customers, as well as amounts due under reimbursement contracts with other government entities and non-government organizations. The Company's branded and generic opioid overdose reversal product, NARCAN® Nasal Spray, is sold commercially over-the-counter at retail pharmacies and digital commerce websites. All branded Naloxone products, including KLOXXADO® Nasal Spray, are sold through physician-directed or standing order prescriptions at retail pharmacies, health departments, local law enforcement agencies, community-based organizations, substance abuse centers and other federal agencies.

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
Concentration Risk
Customers
The Company has long-term contracts with the USG that expire at various times from 2026 through 2036. The Company has derived a significant portion of its revenue from sales of our Government - MCM products under contracts with the USG. The Company's current USG contracts do not necessarily increase the likelihood that it will secure future comparable contracts with the USG. The Company expects that a significant portion of the business will continue to be under government contracts that present a number of risks that are not typically present in the commercial contracting process. USG contracts for ACAM2000® and Anthrax Vaccines and other medical countermeasures products are subject to unilateral termination or modification by the government. The Company may fail to achieve significant sales of its medical countermeasures products, including ACAM2000® and Anthrax Vaccines to customers in addition to the USG, which would harm their growth opportunities. The Company's commercial product sales, largely NARCAN® Nasal Spray, are sold commercially over-the-counter at retail pharmacies and digital commerce websites as well as through physician-directed or standing order prescriptions at retail pharmacies, health departments, local law enforcement agencies, community-based organizations, substance abuse centers and other federal agencies. Refer to Note 14, "Revenue recognition" for more information regarding significant customers.
Although the Company seeks to expand its customer base and to renew its agreements with its customers prior to expiration of a contract, a delay in securing a renewal or a failure to secure a renewal or securing a renewal on less favorable terms may have a material adverse effect on the Company’s financial condition and results of operations.
The Company’s accounts receivable do not represent a significant concentration of credit risk. The USG accounted for approximately 46%, 39% and 38% of total revenues for 2025, 2024 and 2023, respectively. The Company’s accounts receivable as of December 31, 2025 and 2024, consist primarily of amounts due from the USG or other large multi-national highly reputable customers for product sales, Bioservices or from government agencies under government grants.
Financial Institutions
Cash and cash equivalents are maintained with several financial institutions. The Company has deposits held with banks that exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions of reputable credit and, therefore, bear minimal credit risk.
Lender Counterparties
There is lender counterparty risk associated with the Company's credit agreement for asset-based revolving loans (the "Revolving Credit Agreement") and any derivative instruments that the Company may utilize from time to time. There is risk that the Company’s Revolving Credit Agreement investors and derivative counterparties will not be available to fund as obligated. If funding under the Revolving Credit Agreement is unavailable, the Company may have to acquire a replacement credit facility from different counterparties at a higher cost or may be unable to find a suitable replacement. The Company seeks to manage risks from its Revolving Credit Agreement and any derivative instruments that the Company may utilize from time to time by contracting with experienced large financial institutions and monitoring the credit quality of its lenders. As of December 31, 2025, the Company does not anticipate nonperformance by any of its counterparties.

Inventories, net
Inventories are stated at the lower of cost or net realizable value with cost being determined using a standard cost method, which approximates actual cost. Actual cost consists primarily of material, labor and manufacturing overhead expenses (including fixed production-overhead costs) and includes the services and products of third-party suppliers. For internally manufactured inventory, the Company determines normal capacity for each production facility and allocates fixed production-overhead costs on that basis. The Company records inventory acquired in business combinations utilizing the comparative sales method, which estimates the expected sales price reduced for all costs expected to be incurred to complete/dispose of the inventory with a profit on those costs. The Company analyzes its inventory each reporting period and records a reserve to reduce the cost basis to net realizable value for inventory that has become obsolete, expired, slow-moving or short-dated based on customer requirements. Reserves for excess and obsolete inventory are relieved when the related inventory is disposed of through scrap or sale.
Pre-launch inventory
Within the Company's Commercial Product and MCM Products segments costs relating to raw materials and production of inventory in preparation for product launch prior to regulatory approval are capitalized when the review process has progressed to a point where objective and persuasive evidence exists that regulatory approval is probable, the future economic benefit is expected to be realized, and the Company believes that material uncertainties related to the ultimate regulatory approval have been significantly reduced. Pre-launch inventory is recorded to research and development expense unless these criteria are met. For pre-launch inventory that is capitalized, the Company considers a number of specific facts and circumstances, including the product candidate’s current status in the drug development and regulatory approval process, results from related clinical trials, results from meetings with relevant regulatory agencies prior to the filing of regulatory applications, potential obstacles to the approval process, historical experience, viability of commercialization and market trends. This policy is not applicable to pre-launch inventory purchased to satisfy a performance obligation related to a Bioservices contract as Bioservices pre-launch inventory may be capitalized if it has future economic benefit based on the terms of the contract.
Property, plant and equipment, net
Property, plant and equipment are stated at cost, less accumulated depreciation and impairments. subject to reviews for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The cost of normal, recurring or periodic repairs and maintenance activities related to property, plant and equipment are expensed as incurred. The cost for planned major maintenance activities, including the related acquisition or construction of assets, is capitalized if the repair will result in future economic benefits.
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
Income taxes
Income taxes include federal, state, local and international taxes. Income taxes are accounted for using the asset and liability method. Deferred tax assets/liabilities are recognized for future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax basis and net operating loss and research and development ("R&D") tax credit carryforwards. Deferred tax assets/liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. Valuation allowances are recorded as appropriate to reduce deferred tax assets to the amount considered not more likely than not to be realized.
Deferred income tax effects of transactions reported in different periods for financial reporting and income tax return purposes are recognized under the asset/liability method of accounting for income taxes. This method gives consideration to the future tax consequences of the deferred income tax items and immediately recognizes changes in income tax laws in the year of enactment.
The Company's ability to realize deferred tax assets depends upon future taxable income as well as the limitations discussed below. For financial reporting purposes, a deferred tax asset must be reduced by a valuation allowance if it is not more likely than not that some portion or all of the deferred tax assets will be realized. In general, if the Company determines that it is more likely than not to realize more than the recorded amounts of net deferred tax assets in the future, the Company will reverse all or a portion of the valuation allowance established against its deferred tax assets, resulting in a decrease to income taxes in the period in which the determination is made. Likewise, if the Company determines that it is not more likely than not to realize all or part of the net deferred tax asset in the future, the Company will establish a valuation allowance against deferred tax assets, with an offsetting increase to income taxes, in the period in which the determination is made.
Under sections 382 and 383 of the Internal Revenue Code, if an ownership change occurs with respect to a "loss corporation", as defined therein, there are annual limitations on the amount of net operating losses and credits that are available. Historically, the Company has recognized the portion of net operating losses and R&D tax credits acquired that will not be limited and are more likely than not to be realized.
Because tax laws are complex and subject to different interpretations, significant judgment is required. As a result, the Company makes certain estimates and assumptions, in (1) calculating the Company's income tax expense, deferred tax assets/liabilities, (2) determining any valuation allowance recorded against deferred tax assets and (3) evaluating the amount of unrecognized tax benefits, as well as the interest and penalties related to such uncertain tax positions. The Company's estimates and assumptions may differ from tax benefits ultimately realized.
Asset Impairment Analysis
Goodwill and Indefinite-lived Intangible Assets
Goodwill represents the difference between the purchase price and the fair value of the identifiable tangible and intangible net assets when accounted for using the purchase method of accounting. Goodwill is not amortized but is reviewed for impairment. Goodwill is allocated to the Company's reporting units, which are components of our business for which discrete cash flow information is available one level below its operating segment. The Company evaluates goodwill and other indefinite-lived intangible assets for impairment annually as of October 1 and at interim times if an event or other circumstance indicates that we may not recover the carrying value of the asset. If the Company believes that as a result of its qualitative assessment it is more likely than not that the fair value of a reporting unit or other indefinite-lived intangible asset is greater than its carrying amount, the quantitative impairment test is not required. If however it is determined that it is not more likely than not that the fair value of a reporting unit or other indefinite-lived intangible asset is greater than its carrying amount, a quantitative test is required.
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

When the Company has material indefinite lived intangible assets associated with in-process research and development ("IPR&D"), a qualitative assessment is performed. If the qualitative assessment indicates that it is not more likely than not that the fair value of the indefinite lived intangible asset exceeds its carrying amount, the Company compares the estimated fair value of the intangible with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. Determining fair value requires the exercise of judgment about appropriate discount rates, perpetual growth rates and the amount and timing of expected future cash flows (see Note 7, "Intangible assets and goodwill"). Upon successful completion of each project, the asset is classified as a definite-lived intangible and the Company will decide as to the then-useful life of the intangible asset, generally determined by the period in which the substantial majority of the cash flows are expected to be generated and begin amortization.
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
Contingent Consideration
The Company's acquisitions accounted for as asset acquisitions may include contingent consideration payments to be made for sales-based royalties, sales-based milestones and development and regulatory milestones. The Company assesses whether such contingent consideration meets the definition of a derivative. Contingent consideration payments in an asset acquisition not required to be accounted for as derivatives are recognized when the contingency is resolved, and the consideration is paid or becomes payable. Contingent consideration payments required to be accounted for as derivatives are recorded at fair value on the date of the acquisition and are subsequently remeasured to fair value at each reporting date.
Leases
The Company has operating leases for corporate offices, R&D facilities and manufacturing facilities. The Company determines if an arrangement is a lease at inception. Operating leases with future minimum lease payments in excess of 12 months are included in right-of-use ("ROU") assets and liabilities. The Company has elected to record expense as incurred for leases with minimum lease payments of 12 months or less.
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
Transaction price and variable consideration
Once the performance obligations in the contract have been identified, the Company estimates the transaction price of the contract. The estimate includes amounts that are fixed as well as those that can vary based on expected outcomes of the activities or contractual terms. The Company's variable consideration includes net profit received from sales of the Company's Naloxone products, certain MCM products sold on a net basis, cost-plus-fee contract terms and consideration transferred under its development contracts as consideration received can vary based on developmental progression of the product candidate. When a contract's transaction price includes variable consideration, the Company evaluates the variable consideration to determine whether the estimate needs to be constrained; therefore, the Company includes the variable consideration in the transaction price only to the extent that it is probable that a significant reversal of the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Variable consideration estimates are updated at each reporting date. There were no significant constraints or material changes to the Company's variable consideration estimates as of or during the year ended December 31, 2025.
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
The Company's contracts for the sale of the Company's Government - MCM products include certain acceptance criteria before title passes to the customer. The primary customer for the Company's Government - MCM products and the primary source of funding for the development of its MCM product candidate portfolio is the USG. The USG contracts for the sale of the Company's Government - MCM products are normally multi-year contracts with annual options. MCM product revenue is recognized to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur.

The Company's Nasal Naloxone Products are sold commercially over-the-counter at retail pharmacies and digital commerce websites as well as through physician-directed or standing order prescriptions at retail pharmacies, health departments, local law enforcement agencies, community-based organizations, substance abuse centers and other federal agencies.
The Company's OTC NARCAN® customer contracts are fixed price contracts. The Company invoices and records revenue when the pharmacies and wholesalers receive product from the third-party logistics warehouse used by the Company, which is the point at which control is transferred to the customer. Revenues for OTC NARCAN® are recorded at the net sales price (transaction price), which includes estimates of variable consideration for which reserves are established. Estimates of variable consideration include allowance for returns, specialty distributor fees, wholesaler fees and prompt payment discounts. OTC NARCAN® may also be sold on consignment through third-party online retailers where revenues are recognized at the point in time when sold to the end customer. The Company pays these third-party online retailers selling commissions and fulfillment fees which are recorded as SG&A expenses and Cost of Commercial Product sales, respectively, in the Consolidated Statement of Operations. Revenues from OTC NARCAN® are recognized to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with such variable consideration is subsequently resolved. The Company considers several factors in the estimation process for the allowance for returns of OTC NARCAN®, including inventory levels within the distribution channel, product shelf life and historical return activity, including activity for product sold for which the return period has passed, as well as other relevant factors. Because returned product cannot be resold, there is no corresponding asset for product returns.
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
▪costs associated with technology transfer and scale up activities throughout the development stage, including internally and through third party contract manufacturers;
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
Earnings (loss) per common share
Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed using the treasury method by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period, adjusted for the potential dilutive effect of other securities if such securities were converted or exercised and are not anti-dilutive.
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
Advertising Costs
Advertising costs are expensed as incurred and are included as an element of "Selling, general and administrative" ("SG&A") expense in the Consolidated Statement of Operations. Advertising costs were $6.6 million, $23.0 million and $26.9 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Accounting for share-based compensation
The Company maintains the Fourth Amended and Restated Emergent BioSolutions Inc. 2006 Stock Incentive Plan (the “Emergent Plan”) which provides for grants of equity awards, including stock options, performance stock options, restricted stock units and performance stock units. The Emergent BioSolutions Inducement Plan was maintained by the Company until its termination on December 30, 2025. Following its termination, no new awards will be granted under the Inducement Plan; however, outstanding awards remain subject to its original terms. The terms and conditions of the Inducement Plan are substantially similar to the Company's stockholder-approved Emergent Plan as discussed below. For all of our share-based awards, the Company recognizes forfeitures and compensation costs when they occur.
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
The Company utilizes the Black-Scholes valuation model for estimating the fair value of stock options granted. Set forth below is a discussion of the Company's methodology for developing each of the assumptions used:
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
The Company uses a Monte Carlo valuation model for estimating performance stock options and liability classified awards granted that vest based on market conditions. The Monte Carlo model incorporates more complex variables than closed-form models such as the Black-Scholes valuation model used for stock option grants. The Monte Carlo valuation model simulates a distribution of stock prices to yield an expected distribution of stock prices over the performance period. The stock-paths are simulated using volatilities calculated with historical information using data from a look-back period that is equal to the term of the award. The model assumes a risk-free interest rate with a term equal to the expected term of the award. The simulations are repeated multiple times and the mean of the discounted values is calculated as the grant date fair value for the award. The final payout of the award as calculated by the model is then discounted back to the grant date using the risk-free interest rate.

New Accounting Standards
Recently Adopted Accounting Standards
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendment enhances income tax disclosure requirements by requiring public entities to provide additional disaggregation in the income tax rate reconciliation and to disclose income taxes paid by jurisdiction. The guidance is effective for annual reporting periods in fiscal years beginning after December 15, 2024. The Company elected to adopt ASU 2023-09 in accordance with its effective date and will apply the guidance prospectively. Beginning with the current reporting period, the Company has enhanced its income tax disclosures included in Note 16, "Income taxes", to comply with the new requirements.
Accounting Standards Not Yet Adopted
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40) Disaggregation of Income Statement Expenses, which requires a public business entity to disclose additional information about specific expense categories in the notes to financial statements on an annual and interim basis. The amendments are effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. A public entity should apply the amendments either prospectively to financial statements issued for reporting periods after the effective date of this ASU or retrospectively to any or all prior periods presented in the financial statements. The Company is in the process of evaluating the impact of this new guidance on its consolidated financial statements.
In December 2025, the FASB issued ASU 2025-10, Government Assistance (Topic 832): Accounting for Government Grants Received by Business Entities. This guidance establishes authoritative requirements for recognition, measurement, presentation, and disclosure of government grants received by business entities. The ASU aligns U.S. GAAP with certain aspects of IAS 20 and requires entities to disclose the nature and terms of government grants, significant conditions, accounting policies applied, amounts recognized in the financial statements, and any repayment obligations. ASU 2025-10 is effective for public business entities for annual periods beginning after December 15, 2028, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements and related disclosures. Adoption is expected to require enhanced disclosures regarding government grants received and may affect the timing of income recognition for certain arrangements. The Company does not expect the adoption of ASU 2025-10 to have a material impact on its financial position or results of operations.
3. Assets and liabilities held-for-sale
In March 2025, the Company classified the assets and related liabilities associated with warehouse space in Maryland as held-for-sale. At that time, the Company recognized a non-cash loss on assets held-for-sale of $12.2 million which adjusted the disposal group to their fair values less costs to sell. During the fourth quarter of 2025, the Company concluded that its Maryland warehouse no longer met the criteria to be classified as held-for-sale due to changes in management's plan regarding the use of the warehouse space and determined it was no longer probable that it would be sold within 12 months. The net assets were reclassified to held-and-used at the lower of (i) their carrying amount, adjusted for depreciation that would have been recognized had they remained classified as held-and-used, or (ii) their fair value as of the date the decision not to sell was made. This reclassification as of December 31, 2025 did not result in any incremental adjustments to the recorded value of the assets and liabilities and is reported within “Impairment of long-lived assets” on the Consolidated Statements of Operations for the year ended December 31, 2025.
4. Divestitures
Sale of Travel Health Business
In May 2023, pursuant to the Purchase and Sale Agreement (the “Purchase and Sale Agreement”), by and between the Company, through its wholly owned subsidiaries Emergent International Inc. and Emergent Travel Health Inc., and Bavarian Nordic (“Bavarian Nordic”), the Company completed the previously announced sale of the Company’s travel health business, including rights to Vivotif®, the licensed typhoid vaccine; Vaxchora®, the licensed cholera vaccine; the development-stage chikungunya vaccine candidate CHIKV VLP; the Company’s manufacturing site in Bern, Switzerland; and certain of its development facilities in San Diego, California.
At the closing, Bavarian Nordic paid a cash purchase price of $270.2 million, exclusive of customary closing adjustments for cash, indebtedness, working capital and transaction expenses of the business at closing. Bavarian Nordic was required to pay milestone payments totaling $80.0 million, which the Company recorded within “Other, net” in the Consolidated Statement of Operations, upon satisfaction of the following milestones:

•In July 2024, Bavarian Nordic announced that the European Medicines Agency had validated the marketing authorization application for CHIKV VLP, which triggered a development milestone payment receivable in the amount of $10.0 million. The Company received this milestone payment in the fourth quarter of 2024.
•In August 2024, Bavarian Nordic announced that the FDA has accepted and granted Priority Review for the Biologics License Application for CHIKV VLP, which triggered a milestone payment receivable in the amount of $20.0 million. The Company received this milestone payment in the fourth quarter of 2024.
•In February 2025, Bavarian Nordic announced that the FDA approved CHIKV VLP under the Priority Review, which triggered a milestone payment in the amount of $30.0 million which was recorded in “Other, net” during the year ended December 31, 2025. The Company received this milestone payment during the first quarter of 2025.
•In February 2025, Bavarian Nordic announced that the European Commission approved CHIKV VLP, which triggered a milestone payment receivable in the amount of $20.0 million which was recorded in “Other, net” during the year ended December 31, 2025. The Company received this milestone payment during the second quarter of 2025.
Pursuant to the Purchase and Sale Agreement, the Company may receive up to $30.0 million of earn-out payments from Bavarian Nordic based on aggregate net sales of Vaxchora® and Vivotif® in calendar year 2026.
Sale of RSDL®
In July 2024, the Company, through its wholly owned subsidiary Emergent BioSolutions Canada Inc., entered into the RSDL® Agreement with SERB pursuant to which, among other things, the Company sold its worldwide rights to RSDL® to SERB. The RSDL® Transaction also included the sale to SERB of all the outstanding capital stock of Emergent Protective Products USA Inc. (“EPPU”), a wholly owned subsidiary of the Company, which leases a manufacturing facility in Hattiesburg, Mississippi, as well as certain assets related to RSDL®, including intellectual property rights, contract rights, inventory and marketing authorizations. In addition, the employees of EPPU joined SERB in connection with the RSDL® Transaction.
At the closing, SERB paid a cash purchase price of $75.0 million, exclusive of customary closing adjustments related to inventory. In addition, SERB will owe the Company a $5.0 million payment upon achievement of a milestone relating to sourcing of a certain component of RSDL® decontamination lotion. In connection with the RSDL® Transaction, the Company recognized a pre-tax gain of $60.8 million, net of transaction costs of $4.1 million, recorded within “Gain on sale of business” on the Consolidated Statements of Operations during the year ended December 31, 2024.
The Company and SERB entered into a transition services agreement (the “SERB TSA”) to ensure the orderly transition of RSDL® decontamination lotion and the related assets to SERB, and a supply agreement (the “SERB Supply Agreement”) pursuant to which SERB has a suite reservation at the Company’s Winnipeg facility where the Company will perform Bioservices activities to manufacture and supply bulk lotion to SERB. The Company and SERB also entered into a reverse supply agreement (together with the SERB TSA and the SERB Supply Agreement, the “SERB Agreements”) pursuant to which SERB supplies to the Company finished RSDL® for the purposes of the Company’s performance of certain transitional distribution services under customer contracts that have not yet transferred to SERB. Under the SERB Agreements, the Company will retain a portion of net sales received upon delivery of RSDL® to the delayed transfer customers. Income from performing services under the SERB TSA is recorded within “Product and services sales, net” on the Consolidated Statements of Operations and was $1.9 million for the year ended December 31, 2025.
Sale of Baltimore-Camden Facility
In August 2024, pursuant to the Asset Purchase Agreement, the Company completed the sale of its Drug Product facility in Baltimore-Camden to an affiliate of Bora. The Baltimore-Camden facility, which was part of the Company’s Services operating segment, had clinical and commercial non-viral aseptic fill/finish services on four fill lines, including lyophilization, formulation development, and support services. At closing, Bora paid a cash purchase price of approximately $35.0 million, which included customary closing adjustments to date for working capital and transaction expenses of the business at closing. As a result of the divestiture, the Company recognized a pre-tax loss of $36.5 million, net of transaction costs of $3.8 million, during the year ended December 31, 2024 recorded within “Gain on sale of business” on the Consolidated Statements of Operations.
In connection with the divestiture, the Company entered into a Transition Services Agreement (the “Bora TSA”) with Bora to help support its ongoing operations. Under the Bora TSA, the Company is providing certain transition services to Bora, including information technology, finance and enterprise resource planning, human resources, employee benefits and other limited services. Income from performing services under the Bora TSA is recorded within “Other, net” on the Consolidated Statements of Operations and was $0.4 million for the year ended December 31, 2025.

Sale of Baltimore-Bayview Facility
In March 2025, the Company completed the sale of its Baltimore-Bayview drug substance manufacturing facility to Syngene International (“Syngene”). At closing, Syngene paid a cash purchase price of $36.5 million. Pursuant to the sale, Syngene acquired the assets and equipment associated with the Baltimore-Bayview facility.
As a result of the divestiture, the Company recognized a pre-tax gain of $7.9 million, net of transaction costs of $1.2 million, during the year ended December 31, 2025, recorded within “Other, net” on the Consolidated Statements of Operations. The Company determined that the disposal of the Baltimore-Bayview facility does not qualify for reporting as a discontinued operation since it does not represent a strategic shift that has or will have a major effect on the Company’s operations and financial results.
5. Impairment and restructuring charges
2025 Impairment of long-lived assets
The Company recognized a $12.2 million non-cash loss on assets held-for-sale classification during 2025 related to the write‑down of certain Maryland warehouse assets to fair value less cost to sell. During the fourth quarter of 2025, the Company concluded that its Maryland warehouse no longer met the criteria to be classified as held-for-sale and reclassified. This reclassification affected only the presentation of the original charge and did not result in any incremental impairment or impact on the Company’s results of operations. For further information regarding the classification change, refer to Note 3, "Assets and liabilities held-for-sale".
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

The table below presents the total impairment charge by asset class for the years ended December 31, 2025, 2024, and 2023:

	Year Ended December 31,
	2025	2024	2023
Buildings, building improvements and leasehold improvements	$3.0	$7.8	$81.5
Furniture and equipment	9.2	14.1	117.5
Software	—	0.2	0.3
Construction-in-progress	—	5.1	107.4
Total impairment of long-lived assets	$12.2	$27.2	$306.7
Restructuring Charges
January 2023 Organizational Restructuring Plan
In January 2023, the Company initiated an organizational restructuring plan (the “January 2023 Plan”) intended to reduce operating costs, improve operating margins, and continue advancing the Company’s ongoing commitment to profitable growth. As part of the January 2023 Plan, the Company reduced its workforce by approximately 125 employees. The charges related to the January 2023 Plan consisted primarily of charges related to employee transition, severance payments and employee benefits. The cumulative amount of restructuring charge related to the January 2023 Plan since inception is $9.3 million. All activities related to the January 2023 Plan were substantially completed during the first quarter of 2023. Restructuring costs (benefits) are recognized as an operating expense within the Consolidated Statement of Operations and are classified based on the Company's classification policy for each category of operating expense.
August 2023 Organizational Restructuring Plan
In August 2023, the Company initiated the August 2023 Plan, which was intended to strengthen its core business and financial position by reducing investment in and de-emphasizing focus on its CDMO services business for future growth. As part of the August 2023 Plan, the Company reduced its workforce by approximately 400 employees. The charges related to the August 2023 Plan consisted primarily of employee transition, severance payment and employee benefit charges. The cumulative amount of restructuring charge related to the August 2023 Plan since inception is $19.4 million. All activities related to the August 2023 Plan were substantially completed during the third quarter of 2023. Restructuring costs (benefits) are recognized as an operating expense within the Consolidated Statement of Operations and are classified based on the Company’s classification policy for each category of operating expense.
May 2024 Organizational Restructuring Plan
In May 2024, the Company initiated the May 2024 Plan. These strategic actions led to a reduction of the Company’s workforce by approximately 300 employees across all areas of the Company and the elimination of approximately 85 positions that were vacant, as well as the closure of the Company’s Baltimore-Bayview Drug Substance manufacturing facility and Rockville, Maryland Drug Product facility. Decisions regarding the elimination of positions and the closure of manufacturing facilities were subject to local law and consultation requirements in certain countries, as well as the Company’s business needs. The cumulative amount of restructuring charge related to the May 2024 Plan since inception is $18.5 million. All activities related to the May 2024 Plan were substantially completed during the third quarter of 2024. Restructuring costs (benefits) are recognized as an operating expense within the Consolidated Statement of Operations and are classified based on the Company's classification policy for each category of operating expense.
August 2024 Organizational Restructuring Plan
In August 2024, the Company initiated an organizational restructuring plan ("the August 2024 Plan") at the Company’s Lansing facility, which reduced the Company’s workforce by approximately 70 employees, as well as eliminated several open positions. The Company also implemented non-labor optimization efforts, such as reducing the Company’s external and vendor spend. The cumulative amount of restructuring charges related to the August 2024 Plan since inception is $2.5 million. All activities related to the August 2024 Plan were substantially completed during the fourth quarter of 2024. Restructuring costs (benefits) are recognized as an operating expense within the Consolidated Statement of Operations and are classified based on the Company’s classification policy for each category of operating expense.

The following table presents the total restructuring costs (benefits) related to the January 2023 Plan, August 2023 Plan, May 2024 Plan and August 2024 Plan by reportable segment as well as amounts included within non-reportable segments, unallocated corporate selling, general and administrative (“SG&A”) expense and research and development (“R&D”) expense:

	Year Ended December 31,
	2025	2024	2023
Segment restructuring costs (benefits):
MCM Products	$(1.0)	$7.2	$5.6
All other segments	—	0.2	8.4
Total restructuring costs (benefits) included in Cost of product and services sales, net	$(1.0)	$7.4	$14.0

Corporate restructuring costs (benefits):
SG&A	$(0.5)	$9.3	$11.7
R&D	(0.6)	5.8	3.6
Total restructuring costs (benefits)	$(2.1)	$22.5	$29.3
The following table presents the total restructuring costs (benefits), by function, for the years ended December 31, 2025, 2024, and 2023:

	Year Ended December 31,
	2025	2024	2023
Employee transition	$—	$0.3	$0.6
Severance payments	(1.3)	19.3	27.0
Employee benefits	(0.8)	2.9	1.7
Total restructuring costs (benefits)	$(2.1)	$22.5	$29.3
All financial impacts of the January 2023 Plan were reflected in the Company’s consolidated financial statements by the second quarter of 2024. As a result, there was no activity related to the January 2023 Plan for the year ended December 31, 2025. The following table provides the components of and changes in the Company’s restructuring accrual for the January 2023 Plan during the year ended December 31, 2024:

	Employee Transition	Severance Payments	Employee Benefits	Total
Balance at December 31, 2023	$—	$1.4	$—	$1.4
Accruals	—	—	—	—
Cash payments	—	(1.4)	—	(1.4)
Balance at December 31, 2024	$—	$—	$—	$—

All financial impacts of the August 2023 Plan were reflected in the Company’s consolidated financial statements by the fourth quarter of 2024. As a result, there was no activity related to the August 2023 Plan for year ended December 31, 2025. The following table provides the components of and changes in the Company’s restructuring accrual for the August 2023 Plan during the year ended December 31, 2024:

	Employee Transition	Severance Payments	Employee Benefits	Total
Balance at December 31, 2023	$—	$5.3	$0.1	$5.4
Accruals	—	(0.6)	—	(0.6)
Cash payments	—	(4.7)	(0.1)	(4.8)
Balance at December 31, 2024	$—	$—	$—	$—
The following table provides the components of and changes in the Company's restructuring accrual for the May 2024 Plan during the years ended December 31, 2025 and 2024:

	Employee Transition	Severance Payments	Employee Benefits	Total
Balance at December 31, 2023	$—	$—	$—	$—
Accruals	0.2	17.2	2.4	19.8
Cash payments	(0.2)	(12.7)	(1.6)	(14.5)
Balance at December 31, 2024	$—	$4.5	$0.8	$5.3
Accruals	—	(0.9)	(0.4)	(1.3)
Cash payments	—	(3.6)	(0.4)	(4.0)
Balance at December 31, 2025	$—	$—	$—	$—
The following table provides the components of and changes in the Company's restructuring accrual for the August 2024 Plan during the year ended December 31, 2025:

	Employee Transition	Severance Payments	Employee Benefits	Total
Balance at December 31, 2023	$—	$—	$—	$—
Accruals	0.1	2.6	0.6	3.3
Cash payments	(0.1)	(0.7)	(0.1)	(0.9)
Balance at December 31, 2024	$—	$1.9	$0.5	$2.4
Accruals	—	(0.4)	(0.4)	(0.8)
Cash payments	—	(1.5)	(0.1)	(1.6)
Balance at December 31, 2025	$—	$—	$—	$—
6. Inventories, net
Inventories, net consist of the following:

	December 31,
	2025	2024
Raw materials and supplies	$120.6	$95.9
Work-in-process	109.0	86.3
Finished goods	113.8	129.5
Total inventories, net	$343.4	$311.7
Inventories, net is stated at the lower of cost or net realizable value.

7. Property, plant and equipment, net
Property, plant and equipment, net consists of the following:

	December 31,
	2025 (1)	2024 (1)
Land and improvements	$20.7	$25.8
Buildings, building improvements and leasehold improvements	160.5	196.1
Furniture and equipment	259.8	368.3
Software	61.9	67.2
Construction-in-progress	6.6	10.3
Property, plant and equipment, gross	$509.5	$667.7
Less: Accumulated depreciation and amortization	(304.1)	(397.1)
Total property, plant and equipment, net	$205.4	$270.6

(1) During the years ended December 31, 2025 and 2024, the Company recorded non-cash impairment charges of $12.2 million and $27.2 million, respectively, related to certain Bioservices long-lived assets. See Note 3, "Assets and liabilities held-for-sale" and Note 5, “Impairment and restructuring charges”, respectively, for more details regarding the impairment charges.

For the years ended December 31, 2025 and 2024, construction-in-progress primarily included costs incurred to advance the Company's MCM Product capabilities.
Property, plant and equipment, net is stated at cost, less accumulated depreciation and amortization. Depreciation and amortization expense associated with property, plant and equipment was $30.7 million, $43.7 million and $59.5 million for the years ended December 31, 2025, 2024 and 2023, respectively.
8. Intangible assets and goodwill
Intangible Assets
The Company’s finite-lived intangible assets consist of products acquired via business combinations or asset acquisitions. The following table summarizes the Company’s finite-lived intangible assets:

		December 31, 2025			December 31, 2024
	Weighted Average Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Products	13.8	$855.4	$418.9	$436.5	$855.4	$353.9	$501.5
Total intangible assets		$855.4	$418.9	$436.5	$855.4	$353.9	$501.5
Amortization expense associated with the Company’s finite-lived intangible assets was recorded as follows:

	Year Ended December 31,
	2025	2024	2023
Amortization expense	$65.1	$65.1	$65.6

The Company estimates our future amortization expense for our intangible assets as follows:

Year	As of December 31, 2025
2026	$63.9
2027	60.7
2028	51.7
2029	51.7
2030	51.7
Thereafter	156.8
Total remaining amortization	$436.5
Goodwill
The Company had no remaining goodwill as of December 31, 2025, 2024 and 2023. During the third quarter of 2023, the Company observed continued market volatility including significant declines in its market capitalization and revised its financial outlook, which was identified as a triggering event. As a result of the quantitative assessments performed in connection with the preparation of the financial statements as of and for the quarter ended September 30, 2023, the Company recorded a $218.2 million non-cash goodwill impairment charge for the MCM Products reporting unit, which is included in “Goodwill impairment” on the Consolidated Statement of Operations for the year ended December 31, 2023.
9. Fair value measurements
The table below presents information about the Company’s assets and liabilities that are regularly measured and carried at fair value and indicates the level within the fair value hierarchy of the valuation techniques the Company utilized to determine fair value:

	December 31, 2025				December 31, 2024
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Money market accounts	$162.0	$162.0	$—	$—	$45.7	$45.7	$—	$—
Total	$162.0	$162.0	$—	$—	$45.7	$45.7	$—	$—
Liabilities:
Warrant liability	$21.7	$—	$—	$21.7	$16.2	$—	$—	$16.2
Total	$21.7	$—	$—	$21.7	$16.2	$—	$—	$16.2
2024 Warrant liability
In connection with the Term Loan Agreement between the Company, OHA Agency LLC, as administrative agent, and the lenders from time to time party thereto (the “Term Loan Agreement”), the Company issued to the lenders warrants to purchase 1.0 million shares of the Company’s common stock at an exercise price of $9.8802 per share (the “Series I Warrants”) and warrants to purchase 1.5 million shares at an exercise price of $15.7185 per share (the “Series II Warrants” and, together with the Series I Warrants, the “Warrants”). The Warrants are currently exercisable and will expire on August 30, 2029. Because the Warrants could be cash settled based on events that are outside the control of the Company, it precludes the Warrants from applying the equity contract scope exception, and so are classified as a liability. As a result, the fair value of the Warrants will be remeasured each period with the gain or loss on the warrant liability included in “Other, net” on the Consolidated Statement of Operations. As of December 31, 2025 and December 31, 2024, the fair value of the warrant liability was $21.7 million and $16.2 million, respectively, and was included within “Other liabilities” on the Consolidated Balance Sheets, as determined using the Black-Scholes method.

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
The table below is a reconciliation of the beginning and ending balance of the Company’s Level 3 warrant liability as of December 31, 2025 and 2024:

Warrant Liability
Balance at December 31, 2023	$—
Issuance of Warrants	13.4
Change in fair value	2.8
Balance at December 31, 2024	$16.2
Change in fair value	5.5
Balance at December 31, 2025	$21.7
The recurring Level 3 fair value measurement for the Company’s warrant liability used the following significant unobservable inputs:

Warrant Liability	Valuation Technique	Unobservable Input	Range
2024 Warrants	Black-Scholes Method	Term (in years)	3.7
		Risk free interest rate	3.6%
		Volatility	107%
Contingent consideration
Contingent consideration liabilities associated with business combinations required to be accounted for as derivatives are measured at fair value. The liabilities represent an obligation of the Company to transfer additional assets to the selling shareholders and owners if future events occur or conditions are met. These liabilities associated with business combinations are measured at fair value at inception and at each subsequent reporting date. The changes in the fair value are primarily due to the expected amount and timing of future net sales, which are inputs that have no observable market. Any change in fair value for the contingent consideration liabilities related to the Company’s products is classified on the Company's Consolidated Statements of Operations as “Cost of product and services sales, net.”
The following table is a reconciliation of the beginning and ending balance of the Company’s Level 3 contingent consideration liability measured at fair value as of December 31, 2024 and 2023. The Company had no Level 3 contingent consideration liabilities during 2025:

Contingent Consideration
Balance at December 31, 2023	$5.6
Change in fair value	0.6
Settlements	(2.3)
Sales(1)	(3.9)
Balance at December 31, 2024	$—

Non-variable rate debt
As of December 31, 2025 and 2024, the fair value of the Company's 3.875% Senior Unsecured Notes (the “Senior Unsecured Notes”) was $389.7 million and $369.1 million, respectively. The fair value was determined through market sources, which are Level 2 inputs and directly observable. The carrying amounts of the Company’s other long-term variable interest rate debt arrangements approximate their fair values (see Note 11, “Debt” for more information regarding the Company’s repurchase of a portion of the Senior Unsecured Notes during the year ended December 31, 2025).
Non-recurring fair value measurements
Separate disclosure is required for assets and liabilities measured at fair value on a recurring basis from those measured at fair value on a non-recurring basis. As of December 31, 2025 and 2024, other than those liabilities mentioned above and those assets outlined in Note 7, “Intangible assets and goodwill”, there were no material assets or liabilities measured at fair value on a non-recurring basis.
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
During the second quarter of 2023, the Company terminated its designated interest rate swap transactions with a total notional value of $350.0 million. Hedge accounting was also discontinued at that time. During the year ended December 31, 2023, the Company reclassified the $8.9 million gain on interest rate swaps from “Accumulated other comprehensive loss, net” into “Interest expense” on the Consolidated Statement of Operations. As of December 31, 2025 and 2024, there was no remaining accumulated other comprehensive income associated with the terminated interest rate swaps.
11. Debt
The table below present the components of the Company's debt:

	December 31,
	2025	2024
Senior secured credit agreement - Term loan due 2029	$150.0	$250.0
3.875% Senior Unsecured Notes due 2028	439.7	450.0
Total debt	$589.7	$700.0
Unamortized debt issuance costs	(17.6)	(36.3)
Non-current portion of debt	$572.1	$663.7

There were $35.0 million of unamortized debt issuance costs recorded in connection with the execution of the Term Loan Agreement within a contra account to directly offset the Term Loan balance. As of December 31, 2025, the Company has $15.1 million in unamortized debt issuance costs associated with the Term Loan.
Debt issuance costs associated with the Company’s Revolving Loans, as described in further detail below, were recorded as an asset within “Other long-term assets” on the Company’s Consolidated Balance Sheets. As of December 31, 2025, the Company has $2.7 million in unamortized debt issuance costs associated with the Revolving Loans. If the Company draws on the capacity available under the Revolving Loans, the debt issuance costs would be reclassified to a contra account to directly offset the Revolving Loans balance.
During the year ended December 31, 2024, the Company entered into a bilateral agreement with a bank in the amount of $5.1 million that is fully collateralized by cash, which is classified within “Restricted cash” in the Company’s Consolidated Balance Sheet as of December 31, 2024. As of December 31, 2025, $0.1 million remains in the "Restricted cash."

The Company recorded a gain on extinguishments of debt of $0.6 million during the year ended December 31, 2024 in “Gain (loss) on debt extinguishment” on the Consolidated Statements of Operations related to the Prior Credit Agreement (as defined below) and other loan forgiveness.
3.875% Senior Unsecured Notes due 2028
In August 2020, the Company issued $450.0 million aggregate principal amount of its Senior Unsecured Notes. Interest on the Senior Unsecured Notes is payable on February 15 and August 15 of each year until maturity, beginning on February 15, 2021. The 2028 Notes will mature on August 15, 2028.
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
In May 2025, the Board of Directors authorized the Company to repurchase up to $30.0 million in aggregate principal amount of the Company’s Senior Unsecured Notes. The Company may seek to opportunistically use this authority to repurchase its Senior Unsecured Notes in open market purchases, privately negotiated transactions or otherwise. Any such repurchases will depend upon prevailing market conditions, our liquidity requirements, contractual restrictions, applicable securities law and other factors. During the year ended December 31, 2025, the Company repurchased $10.3 million principal amount of its outstanding Senior Unsecured Notes. The Company paid $8.7 million in cash, including fees and accrued interest, in connection with the repurchases and recognized a gain on extinguishment of approximately $1.6 million for the year ended December 31, 2025, which was included in “Gain (loss) on debt extinguishment” on the Consolidated Statement of Operations. As of December 31, 2025, the Company had $19.7 million available to repurchase additional Senior Unsecured Notes.
Term Loan Agreement
On August 30, 2024, the Company entered into the Term Loan Agreement with OHA Agency LLC, as administrative agent, and the lenders from time to time party thereto. The Term Loan Agreement provides for a term loan (the “Term Loan”) of $250.0 million. The Term Loan was drawn in full on the date of entry into the Term Loan Agreement (the “Closing Date”). The Term Loan was issued with an original issue discount of 3.00%.
The Term Loan will accrue interest at the Company’s option at (i) the Base Rate (as defined in the Term Loan Agreement) (subject to a floor of 1.00%) plus 7.25% per annum, referred to as “Term Base Rate Loans” or (ii) Adjusted Term Secured Overnight Financing Rate ("SOFR") (as defined in the Term Loan Agreement) (subject to a floor of 2.00% until the second anniversary of the Closing Date, and thereafter, 3.00%) plus 8.25% per annum, referred to as “Term SOFR Loans”). A default interest rate of an additional 2.00% per annum would apply on all outstanding obligations that are not paid when due. If any defaulted obligations are Term SOFR Loans, then such loans would, at the end of the applicable interest period, automatically be converted to Term Base Rate Loans that would continue to be subject to the default interest rate.
The Term Loan will mature on the first to occur (such date, the “Term Loan Maturity Date”) of (i) August 30, 2029, (ii) the date of acceleration of the Term Loan upon the occurrence and during the continuance of an event of default and (iii) solely to the extent the aggregate principal amount of Senior Unsecured Notes outstanding exceeds $25.0 million, May 15, 2028, which is three months prior to the August 15, 2028 maturity date of the Senior Unsecured Notes. The Term Loan Agreement contains certain customary default and cross-default provisions, representations and warranties and affirmative and negative covenants, including (a) restrictions on prepayments and repurchases of indebtedness, including the Senior Unsecured Notes, subject to further customary permitted debt payments (b) a minimum liquidity requirement of $75.0 million commencing on September 30, 2024 and tested every two weeks, and (c) a consolidated gross leverage ratio tested every fiscal quarter commencing with the fiscal quarter ending December 31, 2025, initially at 5.10:1.00 with step-downs as set forth in the Term Loan Agreement. As of December 31, 2025, the Company was in compliance with all covenants under the Term Loan Agreement.
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

The Company may elect to prepay the Term Loan, in whole or in part, subject to (i) through and including the first anniversary of the Closing Date, a make-whole premium plus 4.00% of the aggregate principal amount of the Term Loan subject to prepayment and (ii) after the first anniversary of the Closing Date, a 4.00% prepayment premium, which percentage shall be reduced by 0.25% as set forth on a schedule attached to the Term Loan Agreement. The Term Loan Agreement requires mandatory prepayments of the Term Loan in an amount equal to (a) 100% of the aggregate net cash proceeds from the incurrence of certain indebtedness by the Term Loan Credit Parties and (b) (subject to certain reinvestment rights) 100% of the aggregate net cash proceeds from (1) subject to certain specified exceptions, dispositions of property by the Credit Parties (provided that with respect to any dispositions occurring on or after the Closing Date, prepayment will not be required unless the net cash proceeds exceed $10.0 million in the aggregate per fiscal year or $5.0 million on a per-transaction basis) and (2) insurance proceeds received by any Credit Party or their subsidiaries resulting from theft, loss, physical destruction or damage of property. In December 2025, the Company voluntarily prepaid $100.0 million of the Term Loan, which was subject to the applicable $3.8 million prepayment premium under the Term Loan Agreement. The Company recognized a loss on extinguishment of $13.8 million, primarily attributable to the acceleration of unamortized debt issuance costs and prepayment premium, as recorded in “Gain (loss) on debt extinguishment” on the Consolidated Statement of Operations. As of December 31, 2025, the Company has $150.0 million in Term Loan principal remaining.
On the Closing Date, the Company used a portion of the proceeds of the Term Loan to repay all amounts outstanding and terminate commitments under the senior term loan facility under its Amended and Restated Credit Agreement, dated October 15, 2018, by and among the Company, the lenders party thereto from time to time, and Wells Fargo Bank, National Association, as the Administrative Agent (the “Prior Credit Agreement”), plus accrued interest and fees. The Company previously repaid all amounts outstanding under the revolving credit facility under the Prior Credit Agreement.
Revolving Loan Agreement
On September 30, 2024, the Company entered into the Revolving Credit Agreement with certain subsidiary borrowers (together with the Company, the “Borrowers”), the lenders from time to time party thereto, and Wells Fargo Bank, National Association, as agent (the “Agent”). The Credit Agreement provides for commitments with respect to the Revolving Loans (the "Revolving Loans") of up to the lesser of (x) $100.0 million, which may be increased (but not above $125.0 million, or the “Maximum Revolver Amount”) or decreased (but not below $50.0 million) by the Borrowers in accordance with the terms of the Revolving Credit Agreement and (y) the Borrowing Base (as defined in the Revolving Credit Agreement). Once reduced, the facility may not be increased. Up to $5.0 million of capacity under the Revolving Loans may be used for swing loans and up to $10.0 million may be used for the issuance of letters of credit.
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
The Revolving Loans will mature on the first to occur of (i) September 30, 2029; (ii) to the extent there remain outstanding any portion of the term loans extended under the Term Loan Agreement, the date that is 90 days prior to the maturity date under the Term Loan Agreement; and (iii) to the extent any of the Senior Unsecured Notes remain outstanding, May 17, 2028, which is 90 days prior to the August 15, 2028 maturity date of the Senior Unsecured Notes. The Revolving Credit Agreement contains certain customary default and cross-default provisions (including with respect to defaults under the Term Loan Agreement), representations and warranties and affirmative and negative covenants, including (a) restrictions on prepayments and repurchases of indebtedness, including the Senior Unsecured Notes, (b) restrictions on dispositions of material intellectual property, (c) a minimum liquidity requirement of $50.0 million through the day prior to the first date following September 30, 2025 on which the Company’s total leverage ratio measured as of the preceding 12-month period is less than 5.25 to 1.00 (the “Covenant Conversion Date”) and (d) from the Covenant Conversion Date, a fixed charge coverage ratio requirement of at least 1.00 to 1.00. As of December 31, 2025, the Company was in compliance with all covenants under the Revolving Credit Agreement.
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
Debt Maturity
Future debt payments of long-term indebtedness are as follows:

Year	As of December 31, 2025
2026	$—
2027	—
2028	589.7
2029	—
2030	—
Thereafter	—
Total debt	$589.7
12. Share-based compensation and stockholders' equity
Share-based compensation
The Company maintains the Emergent Plan and, until its termination on December 30, 2025, maintained the Inducement Plan. Both Plans include stock options, performance stock options, restricted stock units, performance stock units and liability classified long-term incentive awards.
As of December 31, 2025, an aggregate of 31.2 million shares of common stock were authorized for issuance under the Emergent Plan, of which a total of approximately 3.3 million shares of common stock remain available for future awards to be made to plan participants. As of December 31, 2025, an aggregate of 5.0 million shares of common stock had been authorized for issuance under the Inducement Plan and 1.1 million shares had been granted. The Inducement Plan was terminated on December 30, 2025, and the remaining 3.9 million authorized but unissued shares are no longer available for future awards. Additionally, during the year ended December 31, 2024, the Company granted an $8.0 million liability-classified long-term incentive award subject to performance based market conditions with the option to settle the award in any combination of cash or shares. The fair value of the liability-classified long-term incentive award was valued at grant using a Monte Carlo valuation model and will be revalued at each reporting period until the award is earned or expires. The long-term incentive award has a performance period of five years to vest based on the Company’s stock price performance.
Stock options and performance stock options
The Company utilizes the Black-Scholes valuation model for estimating the fair value of stock options granted. The exercise price of each option must be not less than 100% of the fair market value of the shares underlying such option on the date of grant. Options granted under the Emergent Plan and the Inducement Plan have a contractual life of seven years. Set forth below are the assumptions used in valuing the stock options granted:

	Year Ended December 31,
	2025	2024	2023
Expected dividend yield	0%	0%	0%
Expected volatility	95%-99%	78%-96%	63%-69%
Risk-free interest rate	3.70%-4.44%	3.43%-4.67%	4.00%-4.46%
Expected average life of stock options	4.8 years	4.8 years	4.5 years

During the year ended December 31, 2024, the Company granted performance stock options. These awards vest the later of one year after the grant date or the achievement of the market based performance condition. The performance period is five years after the grant date and the awards expire seven years after the grant date. The related stock-based compensation is recognized over the requisite service period, taking into account the probability that the market based performance condition will be achieved. The Company utilized the Monte Carlo valuation model for estimating the fair value of performance stock options granted. Set forth below are the assumptions used in valuing the performance stock options granted:

	Year Ended December 31,
	2025	2024	2023
Expected dividend yield	—	0%	—
Expected volatility	—	67.1%	—
Risk-free interest rate	—	4.20%	—
Expected average life of performance stock options	—	4.7 years	—
The following is a summary of stock option and performance stock option award activity under the Emergent Plan and the Inducement Plan:

	Number of Shares	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Stock options outstanding at December 31, 2024	4.8	$7.61
Stock options granted	1.7	$6.01
Stock options exercised	(0.2)	$3.35
Stock options forfeited	(0.3)	$4.46
Stock options expired	(0.1)	$46.76
Stock options outstanding at December 31, 2025	$5.9	$6.65	5.3	$46.5
Stock options exercisable at December 31, 2025	$2.1	$11.24	4.7	$15.3
There was $0.7 million, $0.3 million, and no cash received from option exercises for the years ended December 31, 2025, 2024 and 2023, respectively. There were no performance options exercised during the years ended December 31, 2025, 2024 and 2023.
The weighted average grant date fair value of options granted during the years ended December 31, 2025, 2024 and 2023 was $4.37, $1.80 and $5.35 per share, respectively. The intrinsic value of stock options exercised is the amount by which the market value of our common stock on the exercise date exceeds the exercise price. The intrinsic value of options exercised during the year ended December 31, 2025 was $1.3 million due to a higher market price at the time of exercise relative to the strike price and higher option exercise activity. There was an immaterial intrinsic value of options exercised during the year ended December 31, 2024. There was no intrinsic value of options exercised during the year ended December 31, 2023.
The weighted average grant date fair value of performance options granted during the year ended December 31, 2024 was $1.13. There were no performance options granted during the years ended December 31, 2025 and 2023.
As of December 31, 2025, there was $7.1 million of unrecognized compensation cost related to stock options and $0.1 million of unrecognized compensation costs related to performance stock options. These costs are expected to be recognized over the weighted average periods of 1.5 years for stock options and 1.2 years for performance stock options.

Performance stock units and restricted stock units
The following is a summary of performance stock unit and restricted stock unit award activity under the Emergent Plan and the Inducement Plan:

	Number of Shares	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value
Stock awards outstanding at December 31, 2024	1.2	$12.01	$11.60
Stock awards granted	3.0	$5.98
Stock awards released	(0.7)	$13.78
Stock awards forfeited (1)	(0.4)	$8.86
Stock awards outstanding at December 31, 2025	3.1	$6.27	$39.00

(1) Performance stock units forfeited during the year ended December 31, 2025 are included at the target payout percentage, or 100%, of shares granted.
The total fair value of restricted stock unit awards released during the years ended December 31, 2025, 2024 and 2023 was $9.4 million, $21.6 million and $31.8 million, respectively. As of December 31, 2025, there was $11.4 million of unrecognized compensation cost related to unvested restricted stock units. This cost is expected to be recognized straight-line over a weighted average period of 1.9 years.
Performance stock units represent common stock potentially issuable in the future, subject to achievement of performance conditions. Our current outstanding performance stock units vest based on certain financial metrics over the applicable performance period. The vesting and payout range for our performance stock units is typically between 50% and up to 200% of the target number of shares granted at the end of a one or three-year performance period. There were no performance unit awards released during years ended December 31, 2025 and 2024. The total fair value of performance unit awards released during the year ended December 31, 2023 was $2.4 million. As of December 31, 2025, there was $0.8 million of unrecognized compensation cost related to unvested performance stock units. That cost is expected to be recognized straight-line over a weighted average period of 1.2 years.
Share-based compensation expense
Share-based compensation expense, net of forfeitures was recorded in the following financial statement line items:

	Year Ended December 31,
	2025	2024	2023
Cost of products and services sales, net	$1.2	$2.0	$4.9
R&D	0.8	1.1	2.0
Selling, general and administrative	14.2	14.9	16.2
Total share-based compensation expense	$16.2	$18.0	$23.1
Stockholders' equity
Preferred stock
The Company is authorized to issue up to 15.0 million shares of preferred stock, $0.001 par value per share (“Preferred Stock”). Any Preferred Stock issued may have dividend rights, voting rights, conversion privileges, redemption characteristics, and sinking fund requirements as approved by the Company's board of directors.
Common stock
The Company currently has one class of common stock, $0.001 par value per share common stock (“Common Stock”), authorized and outstanding. The Company is authorized to issue up to 200.0 million shares of Common Stock. Holders of Common Stock are entitled to one vote for each share of Common Stock held on all matters, except as may be provided by law.

2025 Share Repurchase Program
In March 2025, the Company announced that its Board of Directors had authorized the repurchase of up to $50.0 million of the Company’s common stock (the “2025 Share Repurchase Program”) on or before March 27, 2026. In February 2026, the Company reauthorized the 2025 Share Repurchase Program for the repurchase of up to $50.0 million of the Company's common stock through March 31, 2027. Repurchases under the 2025 Share Repurchase Program may be made from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors, including the market price of the Company’s common stock, macroeconomic environment and other investment opportunities, consistent with applicable law. The 2025 Share Repurchase Program may be suspended or discontinued at any time. The Inflation Reduction Act of 2022 imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. Excise tax accrued during the year ended December 31, 2025 was $0.3 million.
During the year ended December 31, 2025, the Company utilized $25.1 million, including commissions and excise taxes, to repurchase 3.1 million shares. The average price paid, excluding commissions and excise taxes, was $8.15 per share. As of December 31, 2025, the Company had $24.9 million available to repurchase shares under the 2025 Share Repurchase Program.
2024 Issuance of Common Stock
In connection with the Term Loan Agreement, the Company entered into a Subscription Agreement, dated as of August 30, 2024 (the “Subscription Agreement”) with the lenders under the Term Loan Agreement, under which the Company issued 1.1 million shares of common stock with an aggregate value of $10.0 million in September 2024. At inception, the Subscription Agreement represented a forward sale of the Company’s common stock (the “Forward”). The Forward was initially classified and recorded as a liability and was remeasured to its fair value, resulting in a $1.6 million gain on settlement in September 2024.
2024 Warrant Issuance
In connection with the Term Loan Agreement, the Company issued to the lenders Series I Warrants to purchase 1.0 million shares of common stock and Series II Warrants to purchase 1.5 million shares of common stock. The Warrants are currently exercisable and will expire on August 30, 2029. Because the Warrants could be cash settled based on events that are outside the control of the Company, it precludes the Warrants from applying the equity contract scope exception, and so are classified as a liability. As of December 31, 2025, the fair value of the Warrants was $21.7 million. See Note 9, “Fair value measurements,” for more information on the accounting treatment and valuation of the Warrants.
As of December 31, 2025, the Company had the following Warrants outstanding to acquire shares of its common stock:

	Warrants Outstanding	Range of Exercise Price per Share	Expiration Date
Warrants issued related to the Term Loan Agreement	2.5	$9.88 - $15.72	August 2029
Total	2.5
During the year ended December 31, 2025, no Warrants expired or were exercised.
At-the-Market Equity Offering Facility
The Company established an “at-the-market” equity offering program (the “ATM Program”) in May 2023. Pursuant to the ATM Program, the Company may, from time to time, sell up to $150.0 million aggregate gross sales price of shares of its common stock through Evercore Group L.L.C. and RBC Capital Markets, LLC, as sales agents. There were no sales of the Company’s common stock under the ATM Program during the year ended December 31, 2025 and 2024, and the Company does not currently have a prospectus on file in connection with the ATM Program. In 2023, the Company sold 1.1 million shares of the Company’s common stock under the ATM Program for gross proceeds of $9.1 million, representing an average share price of $8.22 per share. As of December 31, 2025, $140.9 million aggregate gross sales price of shares of the Company’s common stock remains available for issuance under the ATM Program.

13. Earnings (loss) per common share
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
The following table presents the calculation of basic and diluted earnings (loss) per common share:

	Year Ended December 31,
	2025	2024	2023
Numerator:
Net income (loss)	$52.6	$(190.6)	$(760.5)

Denominator:
Weighted-average number of shares-basic	53.5	53.0	51.2
Dilutive securities - equity awards	3.2	—	—
Weighted-average number of shares-diluted	56.7	53.0	51.2

Net income (loss) per common share - basic	$0.98	$(3.60)	$(14.85)
Net income (loss) per common share - diluted	$0.93	$(3.60)	$(14.85)
The following table presents the securities and equity awards that are not considered in the diluted earnings (loss) per common share calculation generally because the exercise price of the awards was greater than the average per share closing price during the year ending December 31, 2025, 2024 and 2023 or the period resulted in a net loss, thus making the awards anti-dilutive. In certain instances, awards may be anti-dilutive even if the average market price exceeds the exercise price when the sum of the assumed proceeds exceeds the difference between the market price and the exercise price.

	Year Ended December 31,
	2025	2024	2023
Anti-dilutive stock awards	4.4	4.9	3.6

14. Revenue recognition
The Company's revenues disaggregated by the major sources were as follows:

	Year Ended December 31,
	2025			2024			2023
	USG	Non-USG	Total	USG	Non-USG	Total	USG	Non-USG	Total
Commercial Product sales	$2.8	$223.3	$226.1	$0.8	$398.1	$398.9	$0.8	$496.5	$497.3
MCM Product sales	300.2	156.5	456.7	381.3	128.5	509.8	373.5	73.7	447.2
All other revenues (1) (2)	36.7	23.4	60.1	28.4	106.5	134.9	20.4	84.4	104.8
Total revenues	$339.7	$403.2	$742.9	$410.5	$633.1	$1,043.6	$394.7	$654.6	$1,049.3

(1) “All other revenues” includes Services and Contract and grants revenue.
(2) “All other revenues” for the year ended December 31, 2024 include $50.0 million of Services revenues attributable to the Settlement Agreement. The revenue is related to raw materials purchased for the Janssen Agreement which Janssen had not reimbursed. See Note 20, “Litigation” for additional information related to the accounting treatment and settlement of the arbitration with Janssen.

For the years ended December 31, 2025, 2024 and 2023, the Company's product sales from Naloxone products, Other Commercial products, Anthrax MCM, Smallpox MCM and Other products as a percentage of total product sales were as follows:

	Year Ended December 31,
	2025	2024	2023
% of product sales:
Commercial Products:
Naloxone products	33%	44%	51%
Other Commercial products (1)	—%	—%	1%
MCM Products:
Anthrax MCM	17%	15%	20%
Smallpox MCM	39%	31%	18%
Other Products	11%	10%	10%

(1) “Other Commercial products” refers to the travel health business that was sold to Bavarian Nordic in 2023. See Note 4, “Divestitures” for additional information related to the sale of the travel health business.

For the years ended December 31, 2025, 2024, and 2023, aside from sales to the USG, there were no sales to an individual customer in excess of 10% of total revenues. For the years ended December 31, 2025, 2024, and 2023, the Company’s revenues from customers within the United States comprised 71%, 79% and 58%, respectively, of total revenues.
Transaction price allocated to remaining performance obligations
As of December 31, 2025, the Company has future contract value on unsatisfied performance obligations of approximately $244.4 million associated with all arrangements entered into by the Company. The Company expects to recognize $203.8 million of unsatisfied performance obligations within the next 24 months. The amount and timing of revenue recognition for unsatisfied performance obligations can change. The future revenues associated with unsatisfied performance obligations exclude the value of unexercised option periods in the Company’s revenue arrangements. Often the timing of manufacturing activities changes based on customer needs and resource availability. Government funding appropriations can impact the timing of product deliveries. The success of the Company's development activities that receive development funding support from the USG under development contracts can also impact the timing of revenue recognition.
Contract assets
The Company considers accounts receivable and deferred costs associated with revenue generating contracts, which are not included in inventory or property, plant and equipment and the Company does not currently have a contractual right to bill, to be contract assets. As of December 31, 2025 and December 31, 2024, the Company had $6.4 million and $9.7 million, respectively, of contract assets recorded within “Accounts receivable, net” on the Consolidated Balance Sheets.

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

Contract Liabilities
Balance at December 31, 2024	$9.3
Balance at December 31, 2025	$14.4
Revenue recognized in the period from amounts included in contract liability at the beginning of the period:	$3.2
As of December 31, 2025 and 2024, the current portion of contract liabilities was $5.0 million and $4.8 million, respectively, and was included in “Other current liabilities” on the Consolidated Balance Sheet.
Accounts receivable and allowance for expected credit losses
Accounts receivable, including unbilled accounts receivable contract assets, consist of the following:

	December 31,
	2025	2024
Accounts receivable:
Billed	$66.8	$135.4
Unbilled	18.2	19.6
Allowance for expected credit losses	(0.8)	(0.5)
Accounts receivable, net	$84.2	$154.5
We maintain an allowance for expected credit losses, which represents the estimated aggregate amount of credit risk arising from the inability or unwillingness of specific customers to pay our fees or disputes that may affect our ability to fully collect our billed accounts receivable. We estimate the current-period provision for expected credit losses on a specific identification basis and we consider factors such as the age of the receivables balance, knowledge of the specific customers' circumstances and historical collection experience for similar customers. Accounts receivable, net of the allowance for expected credit losses, represents the amount we expect to collect. Our actual experience may vary from our estimates. At each reporting date, we adjust the allowance for expected credit losses to reflect our current estimate. The Company's provisions for expected credit losses for the year ended December 31, 2025 were immaterial, and for the years ended December 31, 2024 and 2023 were $5.3 million and $2.1 million, respectively.
15. Leases
The Company is the lessee for operating leases for offices, R&D facilities and manufacturing facilities. The Company determines if an arrangement is a lease at inception. Operating leases are included in right-of-use assets and liabilities. The Company's leases have remaining lease terms of less than one year to approximately 9 years. Most leases included one or more options to renew, with renewal terms that can extend the lease term up to five years.
The components of lease expense were as follows:

	Year Ended December 31,
	2025	2024	2023
Operating lease cost:
Amortization of right-of-use assets	$2.5	$3.2	$4.0
Interest on lease liabilities	0.8	0.8	0.8
Total operating lease cost	$3.3	$4.0	$4.8
Operating lease costs are reflected as components of “Cost of products and services sales, net", “R&D” expense and “SG&A” expense on the Company's Consolidated Statements of Operations.

Supplemental balance sheet information related to leases was as follows:

		December 31,
Leases	Classification	2025	2024
Operating lease right-of-use assets	Other assets	$10.6	$11.7

Operating lease liabilities, current portion	Other current liabilities	$2.4	$2.7
Operating lease liabilities	Other liabilities	9.2	9.7
Total operating lease liabilities		$11.6	$12.4

Operating leases:
Weighted average remaining lease term (years)		5.2	5.8
Weighted average discount rate		6.5%	5.5%
The maturity analysis below summarizes future undiscounted cash flows for our operating leases as of December 31, 2025:

Year	As of December 31, 2025
2026	3.4
2027	3.1
2028	2.7
2029	2.4
2030	2.0
Thereafter	3.3
Total undiscounted lease liabilities	16.9
Less: Imputed interest	5.3
Total lease liabilities	$11.6
16. Income taxes
The Company uses the asset/liability method of accounting for income taxes. Under this method, deferred tax assets/liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets/liabilities and their respective tax basis. Deferred tax assets/liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. Valuation allowances are recorded as appropriate to reduce deferred tax assets to the amount considered not more likely than not to be realized.
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
As of December 31, 2025, the Company reassessed the valuation allowance and considered negative evidence, including its significant losses in the current year and prior years, positive evidence, scheduled reversal of deferred tax liabilities, available taxes in carryback periods, tax planning strategies and projected future taxable income. After assessing both the negative and positive evidence, the Company concluded that it should record a net decrease in valuation allowance of $9.4 million on its global net operating losses, credits and other deferred tax assets.
The global intangible low-tax income (“GILTI”) provisions require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The Company is subject to incremental U.S. tax on GILTI income. The Company has elected to account for GILTI tax in the period in which it is incurred, and therefore has not provided any deferred tax amounts of GILTI in its consolidated financial statements for the years ended December 31, 2025, 2024 and 2023.

For the year ended December 31, 2025, the Company has re-evaluated its historical indefinite reinvestment assertion and determined it remains appropriate to record a deferred withholding tax liability for only the undistributed earnings of a certain subsidiary. The Company recognized a deferred withholding tax liability for the undistributed earnings of the Company’s international subsidiaries available cash and net working capital in the amount of $3.7 million. All other international subsidiaries’ outside basis differences are indefinitely reinvested.
Significant components of income taxes attributable to operations consist of the following:

	Year Ended December 31,
	2025	2024	2023
Income (loss) from continuing operations before income tax expense (benefit):
U.S.	$(4.7)	$(355.5)	$(805.1)
International	87.5	212.6	73.9
Income (loss) before income taxes	82.8	(142.9)	(731.2)
Income tax expense (benefit) from continuing operations:
Current
Federal	$—	$4.4	$(0.6)
State	1.4	1.4	0.5
International	32.7	47.4	36.7
Total current	34.1	53.2	36.6
Deferred
Federal	—	(4.4)	(2.0)
State	0.1	—	(1.2)
International	(4.0)	(1.1)	(4.1)
Total deferred	(3.9)	(5.5)	(7.3)
Income tax provision	$30.2	$47.7	$29.3
The table below presents the Company’s income taxes paid (net of refunds received) disaggregated by federal, state, and foreign jurisdictions:

December 31,
2025
Income taxes paid (refunded):
U.S. Federal	$—
U.S. State	1.8
Foreign:
Canada	37.4
Other foreign	0.8
Foreign Subtotal	38.2
Total cash paid for income taxes (net of refunds)	$40.0

The Company adopted ASU 2023-09 prospectively; therefore, the current-year effective tax rate reconciliation below is presented in the new required format, while prior-year periods appear under the previous guidance. Income taxes differ from the amount of taxes determined by applying the U.S. federal statutory rate to income before taxes as a result of the following:

	Year Ended December 31, 2025
	Amount	Percent
Federal tax at statutory rates	$17.4	21.0%
State taxes, net of federal benefit (1)	1.2	1.5%
Foreign Tax Effects
Canada
Statutory tax rate difference between Canada and US	4.3	5.2%
Local and Provincial taxes	2.1	2.5%
Changes in valuation allowances	(1.4)	(1.7)%
Foreign Withholding Tax	2.5	3.0%
Other	0.5	0.6%
Ireland
Statutory tax rate difference between Ireland and US	(3.3)	(4.0)%
Effect of Cross Border Tax Laws	2.6	3.2%
Effect of Cross-Border Tax Laws	(3.9)	(4.7)%
Changes in Valuation Allowances	1.6	1.9%
Nontaxable or Nondeductible Items
Stock Compensation	1.6	1.9%
Impact of Impairment	1.0	1.3%
Compensation limitation	1.0	1.2%
Debt Financing	3.6	4.3%
Impact of Divestitures	(1.3)	(1.5)%
Other	0.7	0.8%
Effective Tax Rate	$30.2	36.5%

(1) State taxes in California and Maryland made up the majority (greater than 50 percent) of the tax effect in this category.

	Year Ended December 31,
	2024	2023
Federal tax at statutory rates	$(30.0)	$(153.6)
State taxes, net of federal benefit	(28.6)	(52.7)
Impact of foreign operations	1.5	(8.5)
Change in valuation allowance	80.2	193.6
Tax credits	(0.2)	(0.9)
Pillar Two tax	6.8	—
Stock compensation	4.1	6.8
Goodwill Impairments	—	23.3
Adjustment of prior year taxes	0.4	1.3
Compensation limitation	1.7	0.3
Unrecognized tax benefit	(3.5)	(0.6)
Impact of divestitures	(3.9)	1.0
GILTI, net	15.8	17.8
Foreign withholding tax	3.5	0.8
Permanent differences	(0.1)	0.7
Income tax provision	$47.7	$29.3

The effective annual tax rate for the years ended December 31, 2025, 2024, and 2023 was 36%, (33)% and (4)%, respectively.

The effective annual tax rate of 36% in 2025 is significantly different than the statutory rate primarily due to the impact of valuation allowance charge in the U.S., jurisdictional mix of income, and other permanent differences.
The effective annual tax rate of (33)% in 2024 is significantly different than the statutory rate primarily due to the impact of reduced U.S. losses, valuation allowance charge in the U.S., jurisdictional mix of income, GILTI, and other permanent differences.
The effective annual tax rate of (4)% in 2023 is significantly different than the statutory rate primarily due to the impact of a valuation allowance charge in the U.S., state and certain Foreign Jurisdictions, goodwill impairment, GILTI, and other permanent items. This is partially offset by tax credits and favorable rates in foreign jurisdictions.
The total unrecognized tax benefits recorded at December 31, 2025 and 2024 of $1.4 million and $1.7 million, respectively, is classified primarily as a non-current liability on the Consolidated Balance Sheets.
The table below presents the gross unrecognized tax benefits activity for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
	2025	2024	2023
Gross unrecognized tax benefits, beginning of period	$1.7	$6.6	$6.8
Increases (decreases) for tax positions for prior years	—	—	0.4
Increases for tax positions for current year	—	—	0.1
Settlements	—	(2.3)	—
Lapse of statute of limitations	(0.3)	(2.6)	(0.7)
Gross unrecognized tax benefits, end of period	$1.4	$1.7	$6.6
The current year change includes the reversal of a $0.3 million liability due to a lapse of the statute of limitations during the year.
The Company includes interest and potential penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2025 and 2024, the total amount of interest and penalties accrued was $0.8 million and $0.8 million, respectively. The Company recognized interest and penalty expense (benefit) in 2025, 2024 and 2023 of $0.0 million, $(0.8) million and $0.2 million, respectively.
The Company does not anticipate a significant change within the next twelve months for unrecognized tax benefits and when resolved, all of these liabilities would impact the effective tax rate. However, the Company maintains a full valuation allowance as of December 31, 2025 and the recognition of any unrecognized tax benefits would be offset with a change in the valuation allowance and therefore there would be no income statement impact.
The Company's federal and state income tax returns for the tax years 2022 and onwards remain open to examination. The Company's tax returns for Canada remain open to examination for the tax years 2017 and onward. The Company's Irish tax returns remain open to examination for the tax years 2019 and onward.
As of December 31, 2025, the Company’s 2018 and 2020 Canadian Scientific Research and Experimental Development Claims are subject to proceedings with the Tax Court of Canada and the Company's 2021 Canadian Scientific Research and Experimental Development Claim is under audit. In addition, the Company’s 2021-2023 Texas Franchise tax returns are under audit.

The Company's net deferred tax liability consists of the following:

	December 31,
	2025	2024
Deferred tax assets
Federal losses carryforward	$114.9	$108.7
State losses carryforward	62.7	67.1
R&D carryforward	22.8	22.6
Stock compensation	5.5	4.6
Foreign losses carryforward	14.7	14.4
Inventory reserves	11.0	10.1
Lease liability	2.7	3.3
IRC 263A capitalized costs	1.9	1.3
Capitalized R&D	34.9	38.2
IRC 163(j) Interest Limitation	50.2	44.6
Fixed assets	0.4	14.2
Intangible assets	14.7	13.4
Charitable Contributions	1.9	1.3
Reserves	2.7	0.9
Other	2.0	1.5
Gross deferred tax assets	343.0	346.2
Valuation allowance	(329.6)	(339.0)
Total deferred tax assets	13.4	7.2
Deferred tax liabilities
Fixed assets	(5.5)	(1.8)
Intangible assets	(34.5)	(38.1)
Right-of-use asset	(2.5)	(3.1)
Foreign Withholding Tax	(3.7)	(1.2)
Prepaid expenses	(3.4)	(4.1)
Other	(1.6)	(0.6)
Total deferred tax liabilities	(51.2)	(48.9)
Net deferred tax liabilities	$(37.8)	$(41.7)
As of December 31, 2025, the Company has approximately $547.2 million in U.S. federal net operating loss ("NOL") carryforwards, $36.0 million of NOL’s which will expire in varying amounts in 2031 through 2035 and $511.2 million which will carryforward indefinitely, although, limited to eighty percent of taxable income annually. The Company has U.S. federal R&D tax credit carryforwards of $17.8 million which will expire in 2027 through 2042.
As of December 31, 2025, the Company had post-apportionment state NOLs totaling approximately $1.1 billion that will begin to expire in 2028. The Company has state R&D tax credit carryforwards of $5.0 million which will expire in 2027 through 2038.
The deductibility of such U.S. federal and state net operating losses and credits may be limited. Under Section 382/383 of the Internal Revenue Code of 1986, as amended (the “Code”), and corresponding provisions of state law, if a corporation undergoes an "ownership change," which generally occurs if the percentage of the corporation's stock owned by 5% stockholders increases by more than 50% over a three-year period, the corporation's ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income may be limited. Certain of the net operating loss carryforwards and the credit carryforwards are subject to an annual limitation pursuant to Code Section 382 and 383 as a result of historical acquisitions. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control, which may further limit our carryforwards. If we determine that an ownership change has occurred and our ability to use our historical NOL and credit carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.

The Company has approximately $58.7 million in net operating losses from foreign jurisdictions as of December 31, 2025, which will carryforward indefinitely.
The Company’s valuation allowance decreased by $9.4 million due to the Company’s release of Canadian valuation allowance and generation of significantly lower losses in 2025.
17. Defined benefit and 401(k) savings plan
Defined benefit pension plan
The Company previously sponsored a defined benefit pension plan covering eligible employees in Switzerland (the “Swiss Plan”), which was sold as part of the divestiture of the Company's travel health business to Bavarian Nordic in 2023 (See Note 4, “Divestitures” for information on the sale of the travel health business). The Company recognized no pension expense related to the Swiss Plan for the years ended December 31, 2025 and 2024. For the year ended December 31, 2023, the Company recognized pension expense of $0.6 million, reflected as a component of “Selling, general and administrative” expenses on the Consolidated Statement of Operations.
401(k) savings plan
The Company has established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers substantially all U.S. employees. Under the 401(k) Plan, employees may make elective salary deferrals. During the years ended December 31, 2025, 2024 and 2023, the Company made matching contributions of approximately $4.5 million, $5.7 million and $8.3 million, respectively.
18. Purchase commitments
The Company enters into agreements in the normal course of business with vendors for raw materials and other goods or services. Purchase commitments are agreements to purchase raw materials and services that are enforceable, legally binding, and specify terms that (1) include fixed or minimum quantities to be purchased, (2) include fixed, minimum or variable price provisions and (3) are longer than one year. Purchase commitments exclude agreements that are cancellable without penalty.
As of December 31, 2025, the Company has approximately $474.8 million of purchase commitments associated with raw materials and Bioservices that will be purchased in the next five years, of which the Company estimates that approximately $142.9 million will be purchased within the next year. For the years ended December 31, 2025, 2024, and 2023, the Company purchased $88.6 million, $96.1 million and $107.8 million, respectively, of materials and services under these commitments.

19. Segment information
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
The Company's Chief Operating Decision Maker (“CODM”) is its President and Chief Executive Officer. The CODM evaluates the performance of the Company's reportable segments based on segment adjusted gross margin. The Company defines segment adjusted gross margin as sales less cost of sales excluding restructuring costs (benefits), changes in fair value of financial instruments, and inventory step-up provision for each reportable segment. The Company does not allocate amortization of intangible assets, research and development expenses, selling, general and administrative costs, interest and other income (expense) or taxes to each reportable segment in the operating results that are regularly reviewed by the CODM. The CODM uses these reported measures to assess segment performance, allocate resources and monitor budget and guidance versus actual results. These metrics are used by the CODM to make key operating decisions, such as decisions about allocating capital and other resources to each segment. The accounting policies for segment reporting are the same as those described in Note 2, “Summary of significant accounting policies”. Intersegment revenue, cost of sales, and profit are eliminated in the segment measures regularly reviewed by the CODM as these activities are eliminated in consolidation and thus are not included in management’s evaluation of performance for each segment.
The Company manages its assets on a total company basis, not by segment, as the Company's assets are shared or commingled. Therefore, the Company’s CODM does not regularly review any asset information by segment and, accordingly, the Company does not report asset information by segment. The measure of segment assets is reported on the Consolidated Balance Sheet as “Total assets”.
For all tables presented below, the prior period disclosures have been recast to conform to the current period segment presentation.

The following table presents segment information provided to the CODM, along with a reconciliation of segment adjusted gross margin to loss before income taxes as reported in the Consolidated Statement of Operation for the years ended December 31, 2025, 2024, and 2023:

	Year Ended December 31,
	2025	2024	2023
Revenues:
Commercial Products	$226.1	$398.9	$497.3
MCM Products	456.7	509.8	447.2
Reconciliation of revenue:
All other revenues (1)	60.1	134.9	104.8
Total revenues	$742.9	$1,043.6	$1,049.3

Cost of sales reportable segments:
Commercial Products (2)	$129.9	$185.9	$210.3
MCM Product (3)	158.7	205.4	295.9
Total of reportable segments	288.6	391.3	506.2

Segment adjusted gross margin reportable segments:
Commercial Products	$96.2	$213.0	$287.0
MCM Products	298.0	304.4	151.3
Total of reportable segments	$394.2	$517.4	$438.3

Reconciliation to income (loss) before income tax:
All other revenues less other costs of revenue (1)	$27.1	$(30.7)	$(76.3)
Amortization of intangible assets	(65.1)	(65.1)	(65.6)
Restructuring benefits (costs)	0.8	(7.4)	(14.0)
Inventory step-up provision	(5.4)	(6.2)	(3.9)
Changes in fair value of financial instruments	—	(0.6)	(0.2)
Settlement charge, net	—	(110.2)	—
Goodwill impairment	—	—	(218.2)
Impairment of long-lived assets	(12.2)	(27.2)	(306.7)
Research and development	(53.2)	(70.7)	(111.4)
Selling, general and administrative	(186.1)	(308.0)	(368.4)
Interest expense	(59.3)	(71.0)	(87.9)
Gain on sale of business	—	24.3	74.2
Gain (loss) on debt extinguishment	(12.2)	0.6	2.5
Other, net	54.2	11.9	6.4
Income (loss) before income taxes	$82.8	$(142.9)	$(731.2)

(1) "All other revenues" and "All other revenue less other cost of revenue" include Services and Contracts and grants revenue, and Services and Contracts and grants revenue less Cost of services, respectively.

(2) Excludes $0.2 million restructuring costs for the year ended December 31, 2025.
(3) Excludes $— million, $0.6 million and $0.2 million of changes in fair value of financial instruments, $(1.0) million, $7.2 million, and $5.6 million restructuring costs (benefits), and $5.4 million, $6.2 million and $3.9 million of inventory step-up provision during the years ended December 31, 2025, 2024, and 2023, respectively.

The following table includes depreciation expense for each reportable segment:

	Year Ended December 31,
	2025	2024	2023
Depreciation from reportable segments:
Commercial Products	$—	$—	$0.3
MCM Products	18.1	20.3	22.8
Items not included in depreciation from reportable segments:
All other segment	3.7	9.9	22.5
Other	8.9	13.5	13.9
Total	$30.7	$43.7	$59.5
The following table includes revenues by country. Revenues have been attributed based on the location of the customer:

	Year Ended December 31,
	2025	2024	2023
Revenue:
United States	$531.1	$822.6	$607.2
Canada	75.0	140.4	224.2
Other	136.8	80.6	217.9
Total revenues	$742.9	$1,043.6	$1,049.3
The following table includes long-lived assets, net by country. Long-lived assets, net includes right-of-use assets and property, plant & equipment, net, excluding software, net:

	December 31,
	2025	2024
Long-lived assets, net:
United States	$176.0	$238.0
Canada	32.9	34.5
Other	2.5	2.7
Total Long-lived assets, net	$211.4	$275.2
20. Litigation
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
Between April and June 2021 three putative class action lawsuits were filed against the Company and certain of its current and former senior officers in the United States District Court for the District of Maryland (the "Court") on behalf of purchasers of the Company’s common stock, seeking to pursue remedies under the Exchange Act. These cases were consolidated in December 2021 under the caption In re Emergent BioSolutions Inc. Securities Litigation, No. 8:21-cv-00955-PWG (the "Federal Securities Class Action").
In September 2024, the Company and the lead plaintiffs in the consolidated matter entered into an agreement in principle to settle the claims against the Company and each of the Company’s current and former officers and directors. In October 2024, the Court granted preliminary approval of the proposed settlement, ordered notice to the settlement class and scheduled a fairness hearing that was held in February 2025. At the scheduled fairness hearing in February 2025, the Court granted final approval of the settlement. Under the settlement, the claims against the Company and its officers and directors were dismissed with prejudice and released in exchange for a payment from the Company of $40.0 million, $30.0 million of which was paid from insurance proceeds, and had previously been funded in the fourth quarter of 2024. The Company recorded the settlement and insurance recoverable amounts as pre-tax operating expense and income, respectively, within “Selling, general and administrative” expenses on the Consolidated Statement of Operations for the year ended December 31, 2024.

In June 2021, Lincolnshire Police Pension Fund (“Lincolnshire”), and in August 2021, Pooja Sayal, filed putative shareholder derivative lawsuits in the United States District Court for the District of Maryland on behalf of the Company against certain of the Company's current and former officers and directors for breach of fiduciary duties, waste of corporate assets, and unjust enrichment, each allegation related to the CDMO Manufacturing Capabilities. In addition to monetary damages, the complaints sought the implementation of multiple corporate governance and internal policy changes. In November 2021, the cases were consolidated under the caption In re Emergent BioSolutions Inc. Stockholder Derivative Litigation, Master Case No. 8:21-cv-01595-DLB. In January 2022, the Lincolnshire complaint was designated as the operative complaint in the consolidated action. In April 2022, the Court approved the parties' joint stipulation to and stay of the proceedings and discovery until the close of fact discovery in the Federal Securities Class Action.
In September 2021 and November 2021, three putative shareholder derivative lawsuits were filed by Chang Kyum Kim, Mark Nevins and Employees Retirement System of the State of Rhode Island, North Collier Fire Control and Rescue District Firefighters Pension Plan, and Pembroke Pines Firefighters & Police Officers Pension Fund, respectively, in the Court of Chancery of the State of Delaware on behalf of the Company against certain of its current and former officers and directors for breach of fiduciary duties, unjust enrichment and insider trading, each allegation related to the CDMO Manufacturing Capabilities. In addition to monetary damages, the complaints sought the implementation of multiple corporate governance and internal policy changes. In February 2022, the cases were consolidated under the caption In re Emergent BioSolutions, Inc. Derivative Litigation, C.A. No. 2021-0974-MTZ with the institutional investors as co-lead plaintiffs. On March 4, 2022, the defendants filed a motion to dismiss the complaint. On March 29, 2022, an order was granted staying all proceedings pending a final, non-appealable judgment in the Federal Securities Class Action.
In December 2021 and January 2022, three putative shareholder derivative lawsuits were filed by Zachary Elton, Eric White and Jeffrey Reynolds, respectively, in the Circuit Court for Montgomery County, Maryland on behalf of the Company against certain of its current and former officers and directors for breach of fiduciary duty, unjust enrichment, waste of corporate assets, failing to maintain internal controls, making or causing to be made false and/or misleading statements and material omissions, insider trading and otherwise violating the federal securities laws, each allegation related to the CDMO Manufacturing Capabilities. The complaints sought monetary and punitive damages. In February 2022, the Court entered an order consolidating these actions under case number C-15-21-CV-000496. On March 9, 2022, the parties filed a Joint Stipulation of Stay of Proceedings and Discovery, pursuant to which the parties agreed to stay all proceedings until 30 calendar days after a ruling on the defendants’ motion to dismiss, and in November 2023, the Court approved the parties' joint stipulation to extend the stay of the proceedings and discovery until the close of fact discovery in the Federal Securities Class Action.
In March 2025, plaintiffs Lincolnshire and Pooja Sayal filed a motion in the United States District Court for the District of Maryland seeking preliminary approval of a stipulation of settlement with regard to the above referenced derivative matters (the “Proposed Settlement”). The Proposed Settlement provided that the defendants must cause their insurers to pay to the Company a settlement amount of $15.0 million, less a court-approved fee and expense amount (the “Settlement Amount”) and implement certain governance reforms. In August 2025, the Court granted approval of the Proposed Settlement without modification. The Company received the Settlement Amount in September 2025. Accordingly, during the year ended December 31, 2025, the Company recorded $10.5 million with respect to the Settlement Amount as a reduction of “Selling, general and administrative” expenses on the Consolidated Statement of Operations.
Government investigations
In the second quarter of 2025, the Company met with representatives of the Department of Justice regarding the Company’s 2017 and 2019 contracts with the Department of State to provide medical countermeasures for exposure to nerve toxins. The Company has provided documents and is continuing discussions with the Department of Justice on this matter.
In the first quarter of 2025, the Company received an inquiry from the New York Attorney General’s Office (OAG) related to certain past trading activity by the Company’s former Chief Executive Officer. In January 2026, the Company announced that it had reached an agreement with the OAG to resolve this investigation. Under the terms of the agreement, the Company agreed to pay $0.9 million to the State of New York and to implement enhancements to its Insider Trading Policy. The $0.9 million was recorded within “Selling, general and administrative” expenses on the Consolidated Statement of Operations for the year ended December 31, 2025 and paid subsequent to year end. In addition, the Company agreed to provide reporting to the OAG for a period of three years regarding trading plans adopted, modified, or terminated by senior management and board members.

In the second quarter of 2021, the Company received subpoenas from the SEC related to certain disclosures regarding the incidents described above under the heading “Securities and shareholder litigation.” The Company cooperated with the SEC’s investigation. During the first quarter of 2025, the Company determined that a loss resulting from the investigation was probable and that the amount of loss could be reasonably estimated. As a result, the Company recorded an accrual within “Selling, general and administrative” expenses on the Consolidated Statement of Operations for the year ended December 31, 2024 of $1.5 million, and the related liability was included in “Other current liabilities” on the Company’s Consolidated Balance Sheet as of December 31, 2024. On April 7, 2025, the Company consented to the SEC’s entry of an administrative order under which the Company agreed to cease and desist from committing or causing a violation of Section 17(a)(2) of the Securities Act of 1933 and to pay a fine of $1.5 million. The Company paid the fine on April 18, 2025 and no liability balance remains on the Company’s Consolidated Balance Sheet as of December 31, 2025.
2022 Termination of manufacturing services agreement with Janssen Pharmaceuticals, Inc.
In July 2020, the Company, through its wholly owned subsidiary, Emergent Manufacturing Operations Baltimore, LLC, entered into the Janssen Agreement with Janssen for large-scale drug substance manufacturing of Johnson & Johnson’s investigational SARS-CoV-2 vaccine, Ad26.COV2-S, recombinant based on the AdVac technology (the “Product”).
In June 2022, the parties exchanged notices alleging material breaches of the Janssen Agreement, with each asserting the other had failed to meet key contractual obligations. Janssen subsequently initiated arbitration proceedings, and the Company responded with counterclaims, which were resolved by Settlement Agreement in July 2024. Pursuant to the terms of the Settlement Agreement, Janssen paid the Company $50.0 million on July 31, 2024.
In 2022, because the arbitration process with Janssen was expected to extend longer than one year, the Company reclassified amounts related to the Janssen Agreement from “Inventories, net” and from “Prepaid expenses and other current assets” to “Other assets”, resulting in $152.7 million in long-term assets related to the Janssen Agreement on the Consolidated Balance Sheet as of December 31, 2022. The long-term asset balance within “Other Assets” prior to announcing the Settlement Agreement was $158.7 million. The Company recorded $50.0 million in “Product and services sales, net” and “Cost product and services sales, net” on the Consolidated Statement of Operations during the second quarter of 2024 to reflect the settlement receivable as a change in the transaction price for the Janssen Agreement. Additionally, the Company recorded $110.2 million in the second quarter of 2024 within “Cost product and services sales, net” on the Consolidated Statement of Operations to write down the remaining inventory to its net realizable value and for estimated disposal costs. The receivable for the settlement amount was collected during the third quarter of 2024 and there was no long-term asset balance remaining within “Other Assets” related to the Janssen Agreement as of December 31, 2024.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2025, our chief executive officer and chief financial officer concluded that, as of such date, that the disclosure controls and procedures were effective at the reasonable assurance level.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). As a result of this assessment, our management concluded that, as of December 31, 2025, our internal control over financial reporting was effective based on those criteria.
Ernst & Young LLP, the independent registered public accounting firm that has audited our consolidated financial statements included herein, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2025, a copy of which is included in this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company's internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Emergent BioSolutions Inc.
Opinion on Internal Control over Financial Reporting
We have audited Emergent BioSolutions Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Emergent BioSolutions Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15 and our report dated February 26, 2026, expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Tysons, Virginia
February 26, 2026

ITEM 9B. OTHER INFORMATION
During the three months ended December 31, 2025, directors and officers (as defined in Exchange Act Rule 16a-1(f)) of the Company adopted written plans for the sale of the Company’s common stock intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) (“Rule 10b5-1 trading arrangements”) as set forth in the table below.

Name	Position	Action	Adoption date	Rule 10b5-1 Trading Plan Provides for Purchase/Sale (1)	Total Shares of Common Stock to be Sold	Expiration Date (2)
Keith Katkin	Director	Adoption	November 10, 2025	Sale	15,481	November 10, 2026
Paul Williams	SVP, Product Business	Adoption	November 14, 2025	Sale	50,000	November 14, 2026
Jessica Perl	SVP, General Counsel	Adoption	November 19, 2025	Sale	32,801	November 19, 2026
Each of the above-named directors and officers is currently and is expected to remain in compliance with his or her share ownership guidelines following the sale of any common shares pursuant to his or her Rule 10b5-1 trading arrangement.
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
The remaining information required by Item 10 is hereby incorporated by reference from our Definitive Proxy Statement relating to our 2026 Annual Meeting of Stockholders, which we expect to file with the U.S. Securities and Exchange Commission (“SEC”) within 120 days following the end of our fiscal year.
ITEM 11. EXECUTIVE COMPENSATION
The information required by Item 11 is hereby incorporated by reference from our Definitive Proxy Statement relating to our 2026 Annual Meeting of Stockholders, which we expect to file with the SEC within 120 days following the end of our fiscal year.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 is hereby incorporated by reference from our Definitive Proxy Statement relating to our 2026 Annual Meeting of Stockholders, which we expect to file with the SEC within 120 days following the end of our fiscal year.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 is hereby incorporated by reference from our Definitive Proxy Statement relating to our 2026 Annual Meeting of Stockholders, which we expect to file with the SEC within 120 days following the end of our fiscal year.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 is hereby incorporated by reference from our Definitive Proxy Statement relating to our 2026 Annual Meeting of Stockholders, which we expect to file with the SEC within 120 days following the end of our fiscal year.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Financial Statements
The following financial statements and supplementary data are filed as a part of this Annual Report on Form 10-K in Part II, Item 8.
•Report of Independent Registered Public Accounting Firm (PCAOB ID: 42)
•Consolidated Balance Sheets at December 31, 2025 and 2024
•Consolidated Statements of Operations for the years ended December 31, 2025, 2024 and 2023
•Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2025, 2024 and 2023
•Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023
•Consolidated Statement of Changes in Stockholders' Equity for the years ended December 31, 2025, 2024 and 2023
•Notes to Consolidated Financial Statements
Financial Statement Schedules
Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2025, 2024 and 2023 has been filed as part of this annual report on Form 10-K. All other financial statement schedules are omitted because they are not applicable or the required information is included in the financial statements or notes thereto.
Exhibits
Those exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index immediately preceding the exhibits hereto and such listing is incorporated herein by reference.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(in millions)	Beginning Balance	Charged to Costs and Expenses	Deductions	Ending Balance
Year Ended December 31, 2025
Prepaid expenses and other current assets allowance	$7.2	0.3	(0.1)	$7.4

Year Ended December 31, 2024
Prepaid expenses and other current assets allowance	$7.5	0.7	(1.0)	$7.2

Year Ended December 31, 2023
Prepaid expenses and other current assets allowance	$7.1	0.8	(0.4)	$7.5

Exhibit Index
All documents referenced below were filed pursuant to the Securities Exchange Act of 1934 by the Company, (File No. 001-33137), unless otherwise indicated.

Exhibit Number		Exhibit Description
3.1		Third Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3 to the Company's Quarterly Report on Form 10-Q filed on August 5, 2016).
3.2		Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3 to the Company's Current Report on Form 8-K filed on August 16, 2012).
4.1		Description of the Company's Securities (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K, filed on March 4, 2025).
4.2
Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Company's Registration Statement on Form S-1 filed on October 20, 2006) (Registration No. 333-136622).

4.3
Indenture, dated as of August 7, 2020, by and among the Company, certain subsidiaries of the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, filed on August 7, 2020).

4.4
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

4.6		Form of Warrant (included in Exhibit 10.4).
10.1		Equity Distribution Agreement, dated May 17, 2023 (incorporated by reference to Exhibit 10.2 to the 8-K filed on May 18, 2023).
10.2	††
Credit Agreement, dated as of August 30, 2024, by and among Emergent BioSolutions Inc., the lenders from time to time party thereto and OHA Agency LLC, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 3, 2024).

10.3	††
Credit Agreement, dated as of September 30, 2024, by and among Emergent BioSolutions Inc., certain of its subsidiaries, as borrowers, the lenders party thereto from time to time, and Wells Fargo Bank, National Association, as the agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on October 2, 2024).

10.4
Warrant Agreement between Emergent BioSolutions Inc. and Broadridge Corporate Issuer Solutions LLC, as Warrant Agent, dated August 30, 2024 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on September 3, 2024).

10.5	*	Emergent BioSolutions Inc. Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on May 29, 2024).
10.6	*	Emergent BioSolutions Inc. Amended Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-8, filed on June 5, 2023).
10.7	*
Executive Agreement, dated February 19, 2024 between Emergent BioSolutions Inc. and Joseph Papa (incorporated by reference to Exhibit 10 to the Company's Current Report on Form 8-K filed on February 21, 2024).

10.8	*	Form of Director Nonstatutory Stock Option Agreement (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed on February 22, 2019).
10.9	*	Form of Director Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed on February 22, 2019).
10.10	*	Global Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K filed on February 19, 2021).
10.11	*	Global Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed on February 25, 2020).
10.12	††*	Form of 2023-2025 Performance Based Stock Unit Award Agreement (incorporated by reference to Exhibit 10 to Current Report on Form 8-K filed on March 23, 2023).
10.13	*	Form of Indemnity Agreement for Directors and Senior Officers (incorporated by reference to Exhibit 10 to the Company's Current Report on Form 8-K filed on January 18, 2013).
10.14	*	Annual Bonus Plan for Executive Officers (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K filed on March 5, 2010).

Exhibit Number		Exhibit Description
10.15	*	Second Amended and Restated Senior Management Severance Plan (incorporated by reference to Exhibit 10 to the Company's Current Report on Form 8-K filed on July 16, 2015).
10.16	†
Solicitation/Contract/Order for Commercial Items (the CDC BioThrax Procurement Contract), effective December 8, 2016, from the Centers for Disease Control and Prevention to Emergent Biodefense Operations Lansing LLC (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K, filed on February 28, 2017).

10.17
Modification No. 1, effective January 27, 2017, to the CDC BioThrax Procurement Contract (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K filed on February 23, 2018).

10.18	†
Modification No. 2, effective February 23, 2017, to the CDC BioThrax Procurement Contract (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K filed on February 23, 2018).

10.19
Modification No. 3, effective March 22, 2017, to the CDC BioThrax Procurement Contract (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K filed on February 23, 2018).

10.20	†
Modification No. 4, effective April 5, 2017, to the CDC BioThrax Procurement Contract (incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K filed on February 23, 2018).

10.21	†
Modification No. 5, effective September 8, 2017, to the CDC BioThrax Procurement Contract (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on November 3, 2017).

10.22	†
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

10.24		Modification No. 8, effective March 6, 2018, to the CDC BioThrax Procurement Contract (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on May 4, 2018).
10.25	†	Modification No. 9, effective June 6, 2018, to the CDC BioThrax Procurement Contract (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on August 3, 2018).
10.26	†
Modification No. 10, effective June 18, 2018, to the CDC BioThrax Procurement Contract (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on August 3, 2018).

10.27	†
Modification No. 11, effective June 20, 2018, to the CDC BioThrax Procurement Contract (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed on August 3, 2018).

10.28	†
Modification No. 12, effective June 21, 2018, to the CDC BioThrax Procurement Contract (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed on August 3, 2018).

10.29	†	Modification No. 13, effective September 21, 2018 to the CDC BioThrax Procurement (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on November 2, 2018).
10.30	†
Modification No. 14, effective October 1, 2018, to the CDC BioThrax Procurement Contract (incorporated by reference to Exhibit 10.45 the Company’s Annual Report on Form 10-K filed on February 22, 2019).

10.31	†
Modification No. 15, effective December 7, 2018, to the CDC BioThrax Procurement Contract (incorporated by reference to Exhibit 10.46 the Company’s Annual Report on Form 10-K filed on February 22, 2019).

10.32	†
Modification No. 16, effective January 14, 2019, to the CDC BioThrax Procurement Contract (incorporated by reference to Exhibit 10.47 the Company’s Annual Report on Form 10-K filed on February 22, 2019).

10.33	††
Modification No. 17, effective June 13, 2019, to the CDC BioThrax Procurement Contract (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on August 2, 2019).

10.34	††
Modification No. 18, effective September 11, 2019, to the CDC BioThrax Procurement Contract (incorporated by reference to Exhibit 10.39 the Company’s Annual Report on Form 10-K filed on February 25, 2020).

10.35	††
Modification No. 19, effective January 6, 2020, to the CDC BioThrax Procurement Contract (incorporated by reference to Exhibit 10.40 the Company’s Annual Report on Form 10-K filed on February 25, 2020).

10.36	††
Modification No. 20, effective January 7, 2020, to the CDC BioThrax Procurement Contract (incorporated by reference to Exhibit 10.41 the Company’s Annual Report on Form 10-K filed on February 25, 2020).

10.37	††
Modification No. 21, effective January 7, 2020, to the CDC BioThrax Procurement Contract (incorporated by reference to Exhibit 10.45 the Company’s Annual Report on Form 10-K filed on February 19, 2021)

10.38	††	Modification No. 22 to the CDC BioThrax Procurement Contract (incorporated by reference to Exhibit 10.46 the Company’s Annual Report on Form 10-K filed on February 19, 2021)
10.39	††
Modification No. 23, effective September 30, 2020, to the CDC BioThrax Procurement Contract (incorporated by reference to Exhibit 10.47 the Company’s Annual Report on Form 10-K filed on February 19, 2021)

Exhibit Number		Exhibit Description
10.40	††
Modification No. 24, effective February 2, 2021, to the CDC BioThrax Procurement Contract
(incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed on November 5, 2021).

10.41	††
Modification No. 25, effective September 29, 2021, to the CDC BioThrax Procurement Contract (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q filed on November 5, 2021).

10.42	††
Modification No. 26, effective November 1, 2021, to the CDC BioThrax Procurement Contract (incorporated by reference to Exhibit 10.48 the Company’s Annual Report on Form 10-K filed on February 25, 2022).

10.43	†
Modification No. 27, effective March 31, 2022, to the CDC BioThrax Procurement Contract (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on April 29, 2022).

10.44	†
Modification No. 28, effective April 14, 2022, to the CDC BioThrax Procurement Contract (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on August 2, 2022).

10.45	†
Modification No. 29, effective June 16, 2022, to the CDC BioThrax Procurement Contract (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on August 2, 2022).

10.46
Award/Contract, effective January 9, 2024 (BioThrax IDIQ Contract), from the United States Department of Defense to Emergent Biodefense Operations Lansing LLC (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on May 2, 2024).

10.47		Delivery Order 1, effective January 22, 2024 to the BioThrax IDIQ Contract (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on May 2, 2024).
10.48		Modification No. 1, effective February 13, 2024 to the BioThrax IDIQ Contract (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed on May 2, 2024).
10.49		Modification No. 2, effective March 21, 2024 to the BioThrax IDIQ Contract (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed on May 2, 2024).
10.50		Modification No. 3, effective December 13, 2024, to the BioThrax IDIQ Contract (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed January 8, 2025).
10.51	†
Award/Contract (the BARDA AV7909 Contract), effective September 30, 2016, from the BioMedical Advanced Research and Development Authority to Emergent Product Development Gaithersburg Inc. (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on November 9, 2016).

10.52	†	Modification No. 1, effective March 16, 2017, to the BARDA AV7909 Contract (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on November 5, 2021)
10.53	†	Modification No. 2, effective August 29, 2018, to the BARDA AV7909 Contract (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on November 5, 2021).
10.54	††	Modification No. 3, effective July 30, 2019, to the BARDA AV7909 Contract (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on November 9, 2019).
10.55	††	Modification No. 4, effective March 3, 2020, to the BARDA AV7909 Contract (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on May 1, 2020).
10.56	††	Modification No. 5, effective April 10, 2020, to the BARDA AV7909 Contract (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on May 1, 2020).
10.57	††	Modification No. 6, effective July 13, 2020, to the BARDA AV7909 Contract (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on November 6, 2020).
10.58	††	Modification No. 7, effective December 2, 2020, to the BARDA AV7909 Contract (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on July 30, 2021).
10.59	††	Modification No. 8, effective March 22, 2021, to the BARDA AV7909 Contract (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on July 30, 2021).
10.60	††	Modification No. 9, effective April 21, 2021, to the BARDA AV7909 Contract (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on July 30, 2021).
10.61	††	Modification No. 10, effective June 10, 2021 to the BARDA AV7909 Contract (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed on July 30, 2021).
10.62	††	Modification No. 11, effective September 30, 2021, to the BARDA AV7909 Contract (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed on November 5, 2021).
10.63	††	Modification No. 12, effective December 2, 2021, to the BARDA AV7909 Contract (incorporated by reference to Exhibit 10.61 to the Company's Annual Report on Form 10-K filed on February 25, 2022).
10.64	††	Modification No. 13, effective March 30, 2023, to the BARDA AV7909 Contract (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed on August 9, 2023).
10.65	††	Modification No. 14, effective March 30, 2023, to the BARDA AV7909 Contract (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed on August 9, 2023).

Exhibit Number		Exhibit Description
10.66	†	Modification No. 15, effective October 6, 2023, to the BARDA AV7909 Contract (incorporated by reference to Exhibit 10.80 to the Company's Annual Report on Form 10-K filed on March 8, 2024).
10.67	†	Modification No. 16, effective November 21, 2023, to the BARDA AV7909 Contract (incorporated by reference to Exhibit 10.81 to the Company's Annual Report on Form 10-K filed on March 8, 2024).
10.68	††	Modification No. 17, effective June 26, 2024, to the BARDA AV7909 Contract (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed on July 2, 2024).
10.69	††	Modification No. 18, effective December 12, 2024, to the BARDA AV909 Contract (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 8, 2025).
10.70	††	Modification No. 19, effective April 4, 2025, to the BARDA AV7909 Contract (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 6, 2025)
10.71	††	Modification No. 20, effective August 29, 2025, to the BARDA AV7909 Contract (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed October 30, 2025)
10.72	†
License Agreement, dated as of December 15, 2014, by and between Opiant Pharmaceuticals, Inc. (formerly known as Lightlake Therapeutics Inc.) and Adapt Pharma Operations Limited (incorporated by reference to Exhibit 10.76 to the Company's Annual Report on Form 10-K filed on March 4, 2025).

10.73	†
Amendment No. 1 to License Agreement, dated as of December 13, 2016, by and between Opiant Pharmaceuticals, Inc. and Adapt Pharma Operations Limited. (incorporated by reference to Exhibit 10.52 the Company’s Annual Report on Form 10-K filed on February 22, 2019).

10.74	†
Amendment No. 2 to License Agreement, dated December 15, 2014, by and between Opiant Pharmaceuticals, Inc. and Adapt Pharma Operations Limited, effective March 18, 2019 (incorporated by reference to Exhibit 10.1 the Company’s Quarterly Report on Form 10-Q filed on May 8, 2019).

10.75	††
Award/Contract, effective August 30, 2019 (ACAM2000 Contract), from the Assistant Secretary, U.S. Department of Health and Human Services (ASPR/OPM) to Emergent Product Development Gaithersburg Inc. (incorporated by reference to Exhibit 10.48 the Company’s Annual Report on Form 10-K filed on February 25, 2020).

10.76	††	Modification No. 1, effective, May 28, 2020 to the ACAM2000 Contract (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed on July 31, 2020).
10.77	††	Modification No. 2, effective, October 28, 2020 to the ACAM2000 Contract (incorporated by reference to Exhibit 10.60 the Company’s Annual Report on Form 10-K filed on February 19, 2021).
10.78	††	Modification No. 3, effective, April 1, 2021 to the ACAM2000 Contract (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed on July 30, 2021).
10.79	††	Modification No. 4, effective, July 13, 2021 to the ACAM2000 Contract (incorporated by reference to Exhibit 10.69 to the Company's Annual Report on Form 10-K filed on February 25, 2022).
10.80	††	Modification No. 5, effective, September 29, 2021 to the ACAM2000 Contract (incorporated by reference to Exhibit 10.70 to the Company's Annual Report on Form 10-K filed on February 25, 2022).
10.81	††	Modification No. 6, effective, November 1, 2021 to the ACAM2000 Contract (incorporated by reference to Exhibit 10.71 to the Company's Annual Report on Form 10-K filed on February 25, 2022).
10.82	††	Modification No. 7, effective October 6, 2022, to the ACAM2000 Contract (incorporated by reference to Exhibit 10.92 to the Company's Annual Report on Form 10-K filed on March 8, 2024).
10.83	†	Modification No. 8, effective November 21, 2022, to the ACAM2000 Contract (incorporated by reference to Exhibit 10.93 to the Company's Annual Report on Form 10-K filed on March 8, 2024).
10.84	†	Modification No. 9, effective May 24, 2023, to the ACAM2000 Contract (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q filed on August 9, 2023).
10.85	†	Modification No. 10, effective May 26, 2023, to the ACAM2000 Contract (incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q filed on August 9, 2023).
10.86	††	Modification No. 11, effective April 29, 2024, to the ACAM2000 Contract (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on May 1, 2024).
10.87	††	Modification No. 12, effective June 28, 2024, to the ACAM2000 Contract (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on July 2, 2024).
10.88	††
Work Order to Manufacturing Services Agreement, dated June 10, 2020, between Emergent Manufacturing Operations Baltimore, LLC and AstraZeneca Pharmaceuticals LP (included as part of AZ MSA) (incorporated by reference to Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q filed on November 6, 2020).

10.89	††	Amendment No. 1, effective September 30, 2020, to AZ MSA (incorporated by reference to Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q filed on November 6, 2020).
10.90	††	Modification No. 13, effective December 17, 2024, to the ACAM2000 Contract (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed October 30, 2025)

Exhibit Number		Exhibit Description
10.91	††	Modification No. 14, effective September 9, 2025, to the ACAM2000 Contract (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed October 30, 2025)
10.92	††	Amendment No. 2, effective October 30, 2020, to AZ MSA (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed on April 30, 2021).
10.93	††	Amendment No. 3, effective November 25, 2020, to AZ MSA (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q filed on April 30, 2021).
10.94	††	Amendment No. 4, effective January 21, 2021, to AZ MSA (incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q filed on April 30, 2021).
10.95	††	Change Order No. 1 to Work Order #5997-01, effective July 31, 2020, to AZ MSA (incorporated by reference to Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q filed on July 30, 2021).
10.96	††	Change Order No. 2 to Work Order #5997-01, effective August 04, 2020, to AZ MSA (incorporated by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q filed on July 30, 2021).
10.97	††	Change Order No. 4 to Work Order #5997-01, effective November 17, 2020, to AZ MSA (incorporated by reference to Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q filed on July 30, 2021).
10.98	††	Change Order No. 5 to Work Order #5997-01, effective September 16, 2020, to AZ MSA (incorporated by reference to Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q filed on July 30, 2021).
10.99	††	Change Order No. 6 to Work Order #5997-01, effective October 13, 2020, to AZ MSA (incorporated by reference to Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q filed on July 30, 2021).
10.100	††	Change Order No. 10 to Work Order #5997-01, effective March 10, 2021, to AZ MSA (incorporated by reference to Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q filed on July 30, 2021).
10.101	††	Change Order No. 13 to Work Order #5997-01, effective April 23, 2021, to AZ MSA (incorporated by reference to Exhibit 10.17 to the Company's Quarterly Report on Form 10-Q filed on July 30, 2021).
19	#	Insider Trading Policy, updated January 15, 2026.
21	#	Subsidiaries of the Company.
23	#	Consent of Independent Registered Public Accounting Firm.
31.1	#	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).
31.2	#	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).
32.1	#	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	#	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	#	Emergent BioSolutions Compensation Recovery Policy, updated October 29, 2025
101	#
The following financial information related to the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statement of Changes in Stockholders’ Equity; (vi) the related Notes to Consolidated Financial Statements; and (vii) the Cover Page.

104	#	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101.

	#	Filed herewith
	†	Confidential treatment granted by the SEC as to certain portions. Confidential materials omitted and filed separately with the SEC.
	††	Certain confidential portions of this exhibit were omitted by means of marking such portions with asterisks because the identified confidential portions (i) are not material and (ii) are items the Company customarily and actually treats such information as private or confidential.
	*	Management contract or compensatory plan or arrangement filed herewith in response to Item 15(a) of Form 10-K.

ITEM 16. FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMERGENT BIOSOLUTIONS INC.

By: /s/RICHARD S. LINDAHL
Richard S. Lindahl
Executive Vice President, Chief Financial Officer
Date: February 26, 2026
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Joseph C. Papa Joseph C. Papa	President, Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2026

/s/Richard S. Lindahl Richard S. Lindahl	Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2026

/s/Zsolt Harsanyi, Ph.D. Zsolt Harsanyi, Ph.D.	Director	February 26, 2026

/s/Sujata Dayal Sujata Dayal	Director	February 26, 2026

/s/Donald DeGolyer Donald DeGolyer	Director	February 26, 2026

/s/Neal Fowler Neal Fowler	Director	February 26, 2026

/s/Keith Katkin Keith Katkin	Director	February 26, 2026

/s/Ronald B. Richard Ronald B. Richard	Director	February 26, 2026

/s/Marvin White Marvin White	Director	February 26, 2026

/s/Kathryn Zoon, Ph.D. Kathryn Zoon, Ph.D.	Director	February 26, 2026