Form 10-Q
period 2026-03-31
Emergent BioSolutions Inc.
filed 2026-05-01
CIK 1367644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 23, 2026, the registrant had 51,596,296 shares of common stock outstanding.

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
•our ability to comply with the operating and financial covenants required by (i) the Credit Agreement, dated April 16, 2026 (the “Term Loan Agreement”), by and among the Company, the lenders from time to time party thereto, and OrbiMed Royalty & Credit Opportunities V, LP, as administrative agent, (ii) our revolving credit facility (the “Revolving Credit Facility”) under a credit agreement, dated September 30, 2024, among the Company, certain subsidiary borrowers, the lenders from time to time party thereto and Wells Fargo, National Association, as Agent, and (iii) our 3.875% Senior Unsecured Notes due 2028 (the “Senior Unsecured Notes”);
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
•the procurement of our product candidates by USG entities under regulatory authorities that permit government procurement of certain medical products prior to United States (“U.S.”) Food and Drug Administration (“FDA”) marketing authorization, and corresponding procurement by government entities outside the United States;
•the success of our commercialization, marketing and manufacturing capabilities and strategy;

EMERGENT BIOSOLUTIONS INC.
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
The foregoing sets forth many, but not all, of the factors that could cause actual results to differ from our expectations in any forward-looking statement. When evaluating our forward-looking statements, you should consider this cautionary statement along with the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures About Market Risk” in this Quarterly Report on Form 10-Q, as well as the risks identified in our other reports filed with the U.S. Securities and Exchange Commission (the “SEC”). New factors may emerge from time to time, and it is not possible for management to predict all such factors, nor can it assess the impact of any such factor on the business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement.
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

ITEM 1. FINANCIAL STATEMENTS
Emergent BioSolutions Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions, except per share amounts)

	March 31, 2026	December 31, 2025
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$160.3	$205.4
Restricted cash	1.2	3.7
Accounts receivable, net	121.6	84.2
Inventories, net	327.6	343.4
Prepaid expenses and other current assets	26.9	25.8
Total current assets	637.6	662.5

Property, plant and equipment, net	199.4	205.4
Intangible assets, net	470.4	436.5
Other assets	13.0	14.2
Total assets	$1,320.4	$1,318.6

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$39.5	$55.6
Accrued expenses	9.4	12.2
Accrued compensation	22.0	41.8
Accrued acquisition obligation	50.4	—
Deferred revenue	12.2	5.0
Current tax liability	7.2	6.8
Other current liabilities	8.0	10.8
Total current liabilities	148.7	132.2

Debt	573.6	572.1
Deferred tax liability	33.3	37.8
Other liabilities	41.7	53.9
Total liabilities	797.3	796.0

Stockholders' equity:
Preferred stock, $0.001 par value per share; 15.0 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value per share; 200.0 shares authorized, 61.4 and 60.9 shares issued; 51.8 and 52.1 shares outstanding, respectively	0.1	0.1
Treasury stock, at cost, 9.6 and 8.7 common shares, respectively	(261.6)	(252.6)
Additional paid-in capital	944.5	942.4
Accumulated other comprehensive loss, net	(6.9)	(7.5)
Accumulated deficit	(153.0)	(159.8)
Total stockholders’ equity	523.1	522.6
Total liabilities and stockholders’ equity	$1,320.4	$1,318.6
See accompanying notes to condensed consolidated financial statements.

Emergent BioSolutions Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(unaudited, in millions, except per share amounts)

	Three Months Ended March 31,
	2026	2025
Revenues:
Product and services sales, net	$149.7	$209.1
Contracts and grants	6.4	13.1
Total revenues	156.1	222.2

Operating expenses:
Cost of product and services sales, net (1)	72.0	88.5
Research and development	10.5	15.1
Selling, general and administrative	46.6	52.4
Amortization of intangible assets	16.5	16.3
Total operating expenses	145.6	172.3

Income from operations	10.5	49.9

Other income (expense):
Interest expense	(11.0)	(14.7)
Loss on assets held for sale	—	(12.2)
Other, net	13.9	69.7
Total other income, net	2.9	42.8

Income before income taxes	13.4	92.7
Income tax provision	6.6	24.7
Net income	$6.8	$68.0

Earnings per common share
Basic	$0.13	$1.25
Diluted	$0.07	$1.19

Weighted average shares outstanding
Basic	51.9	54.4
Diluted	56.5	57.3

(1) Exclusive of intangible asset amortization
See accompanying notes to condensed consolidated financial statements.

Emergent BioSolutions Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(unaudited, in millions)

	Three Months Ended March 31,
	2026	2025
Net income	$6.8	$68.0
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net	0.6	(0.9)
Total other comprehensive income (loss), net of tax	0.6	(0.9)
Comprehensive income, net of tax	$7.4	$67.1
See accompanying notes to condensed consolidated financial statements.

Emergent BioSolutions Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(unaudited, in millions)

	Three Months Ended March 31,
	2026	2025
Operating Activities
Net income	$6.8	$68.0
Adjustments to reconcile net income to net cash used in operating activities:
Stock-based compensation expense	1.9	1.5
Depreciation and amortization	23.5	25.4
Amortization of deferred financing costs	1.8	2.3
Deferred income taxes	(4.5)	18.6
Noncash loss on assets held for sale	—	12.2
Change in fair value of warrant liability	(8.4)	(9.5)
Loss on disposal of assets	0.8	0.3
Other	(3.9)	(11.3)
Changes in operating assets and liabilities:
Accounts receivable	(38.9)	(73.3)
Inventories	15.8	(2.2)
Prepaid expenses and other assets	(0.5)	9.5
Accounts payable	(14.4)	(5.4)
Accrued expenses and other liabilities	(1.8)	(7.2)
Long-term incentive plan accrual	0.4	0.8
Accrued compensation	(20.2)	(32.2)
Income taxes receivable and payable, net	4.6	(8.4)
Contract liabilities	3.2	(0.3)
Net cash used in operating activities	(33.8)	(11.2)
Investing Activities
Purchases of property, plant and equipment	(2.4)	(3.6)
Proceeds from sale of property, plant and equipment	—	38.1
Milestone payments from prior asset divestiture	—	30.0
Purchase of convertible note receivable	—	(5.0)
Net cash provided by (used in) investing activities	(2.4)	59.5
Financing Activities
Proceeds from issuance of common stock upon exercise of stock options	0.4	—
Purchases of treasury stock	(9.0)	—
Proceeds from stock-based compensation activity	—	0.1
Taxes paid for stock-based compensation activity	(2.8)	(0.5)
Net cash used in financing activities:	(11.4)	(0.4)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	(0.7)
Net change in cash, cash equivalents and restricted cash	(47.6)	47.2
Cash, cash equivalents and restricted cash, beginning of period	209.1	105.6
Cash, cash equivalents and restricted cash, end of period	$161.5	$152.8
Supplemental cash flow disclosures:
Cash paid for interest	$13.1	$16.7
Cash paid for income taxes, net of refunds	$5.3	$14.5
Non-cash investing and financing activities:
Purchases of property, plant and equipment unpaid at period end	$1.0	$1.5
Excise tax liability accrued for treasury stock purchases	$0.1	$—
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$160.3	$149.1
Restricted cash	1.2	3.7
Total	$161.5	$152.8
See accompanying notes to condensed consolidated financial statements.

Emergent BioSolutions Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders' Equity
(unaudited, in millions)

	$0.001 Par Value Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2025	60.9	$0.1	(8.7)	$(252.6)	$942.4	$(7.5)	$(159.8)	$522.6
Net income	—	$—	—	$—	$—	$—	$6.8	$6.8
Stock-based compensation activity	0.5	—	—	—	2.1	—	—	2.1
Other comprehensive income, net of tax	—	—	—	—	—	0.6	—	0.6
Repurchase of common stock	—	$—	(0.9)	$(9.0)	$—	$—	$—	$(9.0)
Balance at March 31, 2026	61.4	$0.1	(9.6)	$(261.6)	$944.5	$(6.9)	$(153.0)	$523.1

	$0.001 Par Value Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2024	59.9	$0.1	(5.6)	$(227.7)	$928.0	$(5.2)	$(212.4)	$482.8
Net income	—	$—	—	$—	$—	$—	$68.0	$68.0
Stock-based compensation activity	0.2	—	—	—	2.8	—	—	2.8
Other comprehensive loss, net of tax	—	—	—	—	—	(0.9)	—	(0.9)
Balance at March 31, 2025	60.1	$0.1	(5.6)	$(227.7)	$930.8	$(6.1)	$(144.4)	$552.7
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
As of March 31, 2026, the Company has a product portfolio of 11 products consisting of vaccines, therapeutics, and drug-device combination products, including KLOXXADO® Nasal Spray for which the Company obtained certain exclusive commercial rights for product sales and marketing in the United States and Canada. The revenue generated by the products comprises a substantial portion of the Company's revenue. The Company structures the business with a focus on markets and customers. As such, the key components of the business structure include the following four product and service categories: Anthrax - Medical Countermeasures (“MCM”) products, Naloxone Commercial products, Smallpox - MCM products and Emergent Bioservices (CDMO) (“Bioservices”).
The Company manages the business with a focus on three operating segments: (1) a Commercial Products segment consisting of NARCAN® Nasal Spray 4 mg and KLOXXADO® Nasal Spray 8 mg, as described below; (2) a MCM Products segment consisting of our Anthrax - MCM, Smallpox - MCM and Other Products, described below and (3) a Services segment consisting of our Bioservices offerings. Commercial Products and MCM Products are our two reportable segments (see Note 15, “Segment information” for more information on our reportable segments).
The Company's products and services include:
Commercial Products Segment:
Naloxone Products
•NARCAN® (naloxone HCl) Nasal Spray 4 mg is an intranasal formulation of naloxone approved as an over-the-counter (“OTC”) medicine by the United States Food and Drug Administration (“FDA”) and Health Canada for the emergency treatment of known or suspected opioid overdose as manifested by respiratory and/or central nervous system depression; and
•KLOXXADO® (naloxone HCl) Nasal Spray 8 mg is a prescription medicine. In January 2025, the Company announced an agreement with Hikma Pharmaceuticals Inc. (“Hikma”) in which the Company obtained exclusive commercial rights for product sales and marketing in the United States and Canada of Hikma’s KLOXXADO® Nasal Spray.
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
Services Segment:
As of the first quarter of 2025, the Company’s Services operating segment no longer met the quantitative thresholds of a reportable segment and did not meet the aggregation criteria set forth in Accounting Standards Codification (“ASC”) 280, Segment Reporting, and as such is categorized within “All other revenues” along with “Contracts and Grants” within Note 15, “Segment information”. See Note 15, “Segment information” for more information about the Company’s reportable segments.

2.    Summary of significant accounting policies
Basis of presentation and consolidation
The accompanying unaudited condensed consolidated financial statements include the accounts of Emergent and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements included herein have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X issued by the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on February 26, 2026.
All adjustments contained in the accompanying unaudited condensed consolidated financial statements are of a normal recurring nature and are necessary to present fairly the financial position of the Company as of March 31, 2026. Interim results are not necessarily indicative of results that may be expected for any other interim period or for an entire year.
Significant accounting policies
There have been no significant changes to the Company's summary of significant accounting policies contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC that have materially impacted the presentation of the Company's financial statements.
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

3.    Divestitures
During 2023, 2024 and 2025, the Company completed several divestiture transactions. The significant financial statement impacts relating to these transactions were recognized in prior periods. The disclosures below summarize amounts recognized in prior‑year comparative periods included in the accompanying Condensed Consolidated Statements of Operations as well as ongoing arrangements and contingent consideration related to these divestitures.
Transition Services Agreements (“TSAs”) Revenue
In connection with certain divestitures, the Company entered into TSAs to support the orderly transfer of operations to the respective buyers. Income from performing services under these TSAs is recorded within the Condensed Consolidated Statements of Operations. TSA revenue from the SERB TSA (RSDL® divestiture) and Bora TSA (Baltimore-Camden facility divestiture) recognized during the three months ended March 31, 2025 was immaterial. No TSA revenue was recognized during the three months ended March 31, 2026.
Milestones and Contingent Consideration
Travel Health Business (Bavarian Nordic)
In May 2023, the Company completed the sale of its travel health business to Bavarian Nordic. The Company was entitled to receive milestone payments totaling up to $80.0 million upon the achievement of specified regulatory milestones, all of which were received by the Company during 2024 and 2025.
Milestone income of $50.0 million was recognized during the three months ended March 31, 2025, which the Company recorded within “Other, net” in the Condensed Consolidated Statement of Operations. No milestone income was recognized during the three months ended March 31, 2026. In addition, the Company may receive up to $30.0 million of earn-out payments from Bavarian Nordic based on aggregate net sales of Vaxchora® and Vivotif® in calendar year 2026.
RSDL® Component Sourcing Milestone
In connection with the July 2024 sale of RSDL®, the Company may receive a $5.0 million milestone payment contingent upon the achievement of a component sourcing milestone. No amounts related to this milestone were recognized during the three months ended March 31, 2026 and 2025.
Sale of Baltimore-Bayview Facility
The Company completed the sale of its Baltimore‑Bayview facility in March 2025. As a result of the divestiture, the Company recognized a pre-tax gain of $7.9 million, net of transaction costs of $1.2 million, during the three months ended March 31, 2025, recorded within “Other, net” on the Condensed Consolidated Statements of Operations.
4.    Inventories, net
Inventories, net consisted of the following:

	March 31, 2026	December 31, 2025
Raw materials and supplies	$111.7	$120.6
Work-in-process	82.9	109.0
Finished goods	133.0	113.8
Total inventories, net	$327.6	$343.4
Inventories, net is stated at the lower of cost or net realizable value.

5.    Property, plant and equipment, net
Property, plant and equipment, net consisted of the following:

	March 31, 2026	December 31, 2025
Land and improvements	$20.7	$20.7
Buildings, building improvements and leasehold improvements	160.5	160.5
Furniture and equipment	261.8	259.8
Software	62.0	61.9
Construction-in-progress	4.4	6.6
Property, plant and equipment, gross	$509.4	$509.5
Less: Accumulated depreciation and amortization	(310.0)	(304.1)
Total property, plant and equipment, net	$199.4	$205.4
As of March 31, 2026 and December 31, 2025, construction-in-progress primarily included costs incurred to advance the Company’s MCM Products capabilities. Property, plant and equipment, net is stated at cost, less accumulated depreciation and amortization.
During the three months ended March 31, 2025, the Company recognized a non-cash impairment charge of $12.2 million related to certain Bioservices long-lived assets recorded during 2025. The impairment was recorded upon the determination that the assets met the criteria to be classified as held-for-sale and was reflected as “Loss on assets held for sale” in the Condensed Consolidated Statement of Operations. During the fourth quarter of 2025 management determined that the previously contemplated sale of the assets was no longer probable, and accordingly, the assets were reclassified back to held and used.
6.    Intangible assets
The Company’s finite-lived intangible assets consist of products acquired via business combinations or asset acquisitions. During the three months ended March 31, 2026, the Company incurred a $50.4 million liability recorded in “Accrued acquisition obligation” on the Condensed Consolidated Balance Sheet as of March 31, 2026, payable in June 2026 to Ridgeback, from whom the Company acquired its EbangaTM compound. This amount increases the basis of the Company's corresponding intangible assets and was recognized in the current period following resolution of a prior measurement uncertainty related to the obligation. The following table summarizes the Company’s finite-lived intangible assets:

	Weighted Average Useful Life in Years	March 31, 2026			December 31, 2025
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Products	13.4	$905.8	$435.4	$470.4	$855.4	$418.9	$436.5
Total intangible assets		$905.8	$435.4	$470.4	$855.4	$418.9	$436.5
Amortization expense associated with the Company’s finite-lived intangible assets was recorded as follows:

	Three Months Ended March 31,
	2026	2025
Amortization of intangible assets	$16.5	$16.3

7.    Fair value measurements
The table below presents information about the Company’s assets and liabilities that are regularly measured and carried at fair value and indicates the level within the fair value hierarchy of the valuation techniques the Company utilized to determine fair value:

	March 31, 2026				December 31, 2025
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Money market accounts	$81.8	$81.8	$—	$—	$162.0	$162.0	$—	$—
Total	$81.8	$81.8	$—	$—	$162.0	$162.0	$—	$—
Liabilities:
Warrant liability	$13.3	$—	$—	$13.3	$21.7	$—	$—	$21.7
Total	$13.3	$—	$—	$13.3	$21.7	$—	$—	$21.7
2024 Warrant liability
In connection with the Company’s Credit Agreement, dated August 30, 2024, with OHA Agency LLC, as administrative agent, and the lenders from time to time party thereto (the “Prior Term Loan Agreement”), the Company issued to the lenders warrants to purchase 1.0 million shares of the Company’s common stock at an exercise price of $9.8802 per share (the “Series I Warrants”) and warrants to purchase 1.5 million shares at an exercise price of $15.7185 per share (the “Series II Warrants” and, together with the Series I Warrants, the “Warrants”). The Warrants are currently exercisable and will expire on August 30, 2029. Because the Warrants could be cash settled based on events that are outside the control of the Company, it precludes the Warrants from applying the equity contract scope exception, and so the Warrants are classified as a liability. As a result, the fair value of the Warrants will be remeasured each period with the gain or loss on the warrant liability included in “Other, net” on the Condensed Consolidated Statement of Operations. As of March 31, 2026 and December 31, 2025, the fair value of the warrant liability was $13.3 million and $21.7 million, respectively, and was included within “Other Liabilities” on the Condensed Consolidated Balance Sheets, as determined using the Black-Scholes method.
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
The table below is a reconciliation of the beginning and ending balance of the Company’s Level 3 warrant liability:

Warrant Liability
Balance at December 31, 2025	$21.7
Change in fair value	(8.4)
Balance at March 31, 2026	$13.3
The recurring Level 3 fair value measurement for the Company's warrant liability used the following significant unobservable inputs:

Warrant Liability	Valuation Technique	Unobservable Input	Range
2024 Warrants	Black-Scholes Method	Term (in years)	3.4
		Risk free interest rate	3.8%
		Volatility	111%
Non-variable rate debt
As of March 31, 2026 and December 31, 2025, the fair value of the Company’s 3.875% Senior Unsecured Notes due 2028 (the “Senior Unsecured Notes”) was $373.1 million and $389.7 million, respectively. The fair value was determined through market sources, which are Level 2 inputs and directly observable. The carrying amounts of the Company’s other long-term variable interest rate debt arrangements approximate their fair values as of March 31, 2026 (see Note 8, “Debt”).

8.    Debt
The table below presents the components of the Company’s debt as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Senior secured credit agreement - Prior Term loan due 2029	$150.0	$150.0
3.875% Senior Unsecured Notes due 2028	439.7	439.7
Total debt	$589.7	$589.7
Unamortized debt issuance costs	(16.1)	(17.6)
Non-current portion of debt, net	$573.6	$572.1
There were $35.0 million of unamortized debt issuance costs recorded in connection with the execution of the Prior Term Loan Agreement within a contra account to directly offset the balance of the Prior Term Loan (as defined below). As of March 31, 2026, the Company had $13.8 million in unamortized debt issuance costs associated with the Prior Term Loan. On April 16, 2026, the Company used the proceeds of the loan drawn under the Term Loan Agreement, together with cash on hand, to repay all amounts outstanding and terminate commitments under the Prior Term Loan Agreement, plus accrued interest and fees.
Debt issuance costs associated with the Company’s Revolving Loans, as defined and described in further detail below, were recorded as an asset within “Other long-term assets” on the Company’s Condensed Consolidated Balance Sheets. As of March 31, 2026, the Company had $2.5 million in unamortized debt issuance costs associated with the Revolving Loans. If the Company draws on the capacity available under the Revolving Loans, the debt issuance costs would be reclassified to a contra account to directly offset the Revolving Loans balance.
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
In May 2025, the Board of Directors authorized the Company to repurchase up to $30.0 million in aggregate principal amount of the Company’s Senior Unsecured Notes. The Company may seek to opportunistically use this authority to repurchase its Senior Unsecured Notes in open market purchases, privately negotiated transactions or otherwise. Any such repurchases will depend upon prevailing market conditions, our liquidity requirements, contractual restrictions, applicable securities law and other factors. During the year ended December 31, 2025, the Company repurchased $10.3 million principal amount of its outstanding Senior Unsecured Notes. The Company did not have any principal repurchases during the three months ended March 31, 2026. As of March 31, 2026, we had $19.7 million available to repurchase additional Senior Unsecured Notes.
Prior Term Loan Agreement
On August 30, 2024, the Company entered into the Prior Term Loan Agreement with OHA Agency LLC, as administrative agent, and the lenders from time to time party thereto. The Prior Term Loan Agreement provided for a term loan (the “Prior Term Loan”) of $250.0 million, which was drawn in full on the date of entry into the Prior Term Loan Agreement (the “Closing Date”). The Prior Term Loan was issued with an original issue discount of 3.00%.
The Prior Term Loan accrued interest at the Company’s option at (i) the Base Rate (as defined in the Prior Term Loan Agreement) (subject to a floor of 1.00%) plus 7.25% per annum or (ii) Adjusted Term Secured Overnight Financing Rate (“SOFR”) (as defined in the Prior Term Loan Agreement) (subject to a floor of 2.00% until the second anniversary of the Closing Date, and thereafter, 3.00%) plus 8.25% per annum.

The Prior Term Loan would have matured on the first to occur (such date, the “Prior Term Loan Maturity Date”) of (i) August 30, 2029, (ii) the date of acceleration of the Prior Term Loan upon the occurrence and during the continuance of an event of default and (iii) solely to the extent the aggregate principal amount of Senior Unsecured Notes outstanding exceeded $25.0 million, May 15, 2028, which is three months prior to the August 15, 2028 maturity date of the Senior Unsecured Notes. The Prior Term Loan Agreement contained certain customary default and cross-default provisions, representations and warranties and affirmative and negative covenants, including (a) restrictions on prepayments and repurchases of indebtedness, including the Senior Unsecured Notes, subject to further customary permitted debt payments, (b) a minimum liquidity requirement of $75.0 million commencing on September 30, 2024 and tested every two weeks, and (c) a consolidated gross leverage ratio tested every fiscal quarter commencing with the fiscal quarter ending December 31, 2025, initially at 5.10:1.00 with step-downs as set forth in the Prior Term Loan Agreement. As of March 31, 2026, the Company was in compliance with all covenants under the Prior Term Loan Agreement.
All indebtedness outstanding under the Prior Term Loan Agreement was guaranteed by certain of the Company’s direct and indirect subsidiaries, other than certain subsidiaries that were not material, were excluded pursuant to the terms of the Prior Term Loan Agreement, or would become guarantors on a post-closing basis. The indebtedness under the Prior Term Loan Agreement was secured by a first-priority security interest in and lien on substantially all assets of the Company and the guarantors.
The Company could elect to prepay the Prior Term Loan, in whole or in part, subject to (i) through and including the first anniversary of the Closing Date, a make-whole premium plus 4.00% of the aggregate principal amount of the Prior Term Loan subject to prepayment and (ii) after the first anniversary of the Closing Date, a 4.00% prepayment premium, which percentage was subject to reduction by 0.25% as set forth on a schedule attached to the Prior Term Loan Agreement. In December 2025, the Company voluntarily prepaid $100.0 million of the Prior Term Loan, which was subject to a $3.8 million prepayment premium under the Prior Term Loan Agreement. As of March 31, 2026, the Company had $150.0 million in Term Loan principal remaining.
Revolving Loan Agreement
On September 30, 2024, the Company entered into a credit agreement for asset-based revolving loans (as amended on April 16, 2026, the “Revolving Credit Agreement”) with certain subsidiary borrowers (together with the Company, the “Borrowers”), the lenders from time to time party thereto, and Wells Fargo Bank, National Association, as agent (the “Agent”). The Revolving Credit Agreement initially provided for commitments with respect to the revolving loans (the “Revolving Loans”) of up to the lesser of (x) $100.0 million, which could be increased (but not above $125.0 million, or the “Maximum Revolver Amount”) or decreased (but not below $50.0 million) by the Borrowers in accordance with the terms of the Revolving Credit Agreement and (y) the Borrowing Base (as defined in the Revolving Credit Agreement). Amendment No. 1 (the “ABL Amendment”) reduced the aggregate revolving loan commitment to $50.0 million. Once reduced, the facility may not be increased. Up to $5.0 million of capacity under the Revolving Loans may be used for swing loans and up to $10.0 million may be used for the issuance of letters of credit.
Until September 30, 2025, the Revolving Loans accrued interest at the Base Rate (as defined in the Revolving Credit Agreement) plus a margin of 1.25% (such loans, “Revolving Base Rate Loans”) or, at the Company’s election, at a rate equal to Adjusted Term SOFR (as defined in the Revolving Credit Agreement and subject to a floor of 0.00%) plus a margin of 2.25% (such loans, “Revolving SOFR Loans”). After September 30, 2025, the applicable margin may be reduced to 0.75% in the case of Revolving Base Rate Loans, or 1.75% in the case of Revolving SOFR Loans, provided the Borrowers’ total leverage ratio is less than 4.00 to 1.00 for the most recently completed fiscal quarter and an event of default is not continuing. A default interest rate of an additional 2.00% per annum would apply on all outstanding obligations that are not paid when due.
The Revolving Loans will mature on the first to occur of (i) April 16, 2031; (ii) to the extent there remain outstanding any portion of the term loans extended under the Term Loan Agreement, the date that is 90 days prior to the maturity date under the Term Loan Agreement; (iii) to the extent any of the Senior Unsecured Notes remain outstanding, May 17, 2028, which is 90 days prior to the August 15, 2028 maturity date of the Senior Unsecured Notes; and (iv) to the extent certain Incremental Equivalent Debt or Permitted Indebtedness (in each case as defined in the Revolving Credit Agreement) remains outstanding, the date that is 90 days prior to the maturity date of such indebtedness. The Revolving Credit Agreement contains certain customary default and cross-default provisions (including with respect to defaults under the Term Loan Agreement), representations and warranties and affirmative and negative covenants, including (a) restrictions on prepayments and repurchases of indebtedness, including the Senior Unsecured Notes, (b) restrictions on dispositions of material intellectual property, (c) a minimum liquidity requirement of $50.0 million through the day prior to the first date following September 30, 2025 on which the Company’s total leverage ratio measured as of the preceding 12-month period is less than 5.25 to 1.00 (the “Covenant Conversion Date”) and (d) from the Covenant Conversion Date, a fixed charge coverage ratio requirement of at least 1.00 to 1.00. As of March 31, 2026, the Company was in compliance with all covenants under the Revolving Credit Agreement. The ABL Amendment replaced the minimum liquidity requirement with a covenant to maintain a total leverage ratio of at least 5.25 to 1.00.

All indebtedness outstanding under the Revolving Credit Agreement is guaranteed by certain of the Borrowers’ material direct and indirect subsidiaries, subject to customary exclusions. The indebtedness under the Revolving Credit Agreement is secured by a first-priority security interest in and lien on the ABL Priority Collateral and a second-priority security interest and lien on the Term Loan Priority Collateral (in each case as defined in the Revolving Credit Agreement).
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
9.    Stock-based compensation and stockholders' equity
Stock-based compensation
The Company’s stock-based compensation expense relates to stock options, performance stock options, restricted stock units, performance stock units and liability classified long-term incentive awards. During the three months ended March 31, 2026, the Company granted stock options to purchase 0.9 million shares of common stock and 2.5 million restricted stock units. The grants were made under the Emergent BioSolutions Inc. Amended and Restated Stock Incentive Plan (the “Emergent Plan”).
During the first quarter of 2024, the Company granted an $8.0 million long-term incentive award, subject to market conditions, with the option to settle in any combination of cash or shares, which is accounted for as a liability classified award. The Company’s performance stock options and the long-term incentive award are valued using Monte Carlo valuation models, and each have a performance period of five years to vest based on the Company’s stock price performance. The long-term incentive award is revalued at each reporting period until the award is earned or expires. The Company’s other equity awards typically vest over three equal annual installments beginning on the day prior to the anniversary of the grant date. The performance stock units settle in stock at the end of a one or three-year performance period based on the Company's results compared to the performance criteria. During the three months ended March 31, 2026, 0.1 million stock options, 0.1 million restricted stock units and 0.1 million performance stock units were forfeited prior to the completion of the applicable vesting requirements or expiration.
Stock-based compensation expense, net of forfeitures was recorded in the following financial statement line items:

	Three Months Ended March 31,
	2026	2025
Cost of products and services sales, net	$0.5	$0.3
Research & development	0.2	0.2
Selling, general and administrative	1.2	1.0
Total stock-based compensation expense	$1.9	$1.5
Stockholders’ equity
Share Repurchase Program
In March 2025, the Company announced that its Board of Directors had authorized the repurchase of up to $50.0 million of the Company’s common stock (the “2025 Share Repurchase Program”) on or before March 27, 2026. In February 2026, the Company reauthorized the 2025 Share Repurchase Program for the repurchase of up to $50.0 million of the Company's common stock (the “Reauthorized Share Repurchase Program”) through March 31, 2027. Repurchases under the Reauthorized Share Repurchase Program may be made from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors, including the market price of the Company’s common stock, macroeconomic environment and other investment opportunities, consistent with applicable law. The Reauthorized Share Repurchase Program may be suspended or discontinued at any time. The Inflation Reduction Act of 2022 imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. Excise tax accrued during the three months ended March 31, 2026 was $0.1 million.
During the three months ended March 31, 2026, the Company utilized $9.1 million, including commissions and excise taxes, to repurchase 0.9 million shares. The average price paid, excluding commissions and excise taxes, was $10.21 per share. As of March 31, 2026, the Company had $46.5 million available to repurchase shares under the Reauthorized Share Repurchase Program.

2024 Warrant Issuance
In connection with the Prior Term Loan Agreement, the Company issued to the lenders Series I Warrants to purchase 1.0 million shares of common stock and Series II Warrants to purchase 1.5 million shares of common stock. The Warrants are currently exercisable and will expire on August 30, 2029. Because the Warrants could be cash settled based on events that are outside the control of the Company, it precludes the Warrants from applying the equity contract scope exception, and so the Warrants are classified as a liability. As of March 31, 2026, the fair value of the Warrants was $13.3 million. See Note 9, “Fair value measurements,” for more information on the accounting treatment and valuation of the Warrants.
As of March 31, 2026, the Company had the following Warrants outstanding to acquire shares of its common stock:

	Warrants Outstanding	Range of Exercise Price per Share	Expiration Date
Warrants issued related to the Prior Term Loan Agreement	2.5	$9.88 - $15.72	August 2029
Total	2.5
As of March 31, 2026, no Warrants had been exercised or expired.
10.    Earnings per common share
Basic earnings per common share is calculated using the treasury method by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share adjusts basic earnings per common share for the effects of potentially dilutive common shares and is calculated using the treasury stock method. Potentially dilutive common shares include the dilutive effect of shares issuable under our equity compensation plans, including stock options, restricted stock units and performance stock units, as well as shares issuable upon exercises of the Warrants. When computing diluted earnings per share, adjustments to the numerator are made to net income for any changes in fair value that would not have occurred assuming the exercise or conversion of potentially dilutive securities under the treasury method. Diluted earnings per share excludes anti-dilutive securities, which represent the number of potential common shares related to shares issuable under our equity compensation plans and pursuant to exercises of the Warrants that were excluded from diluted earnings per common share because their effect would have been antidilutive.
The following table presents the calculation of basic and diluted earnings per common share:

	Three Months Ended March 31,
	2026	2025
Numerator:
Net income	$6.8	$68.0
Less: Change in fair value of warrants, net of tax	2.6	—
Net income - diluted	$4.2	$—
Denominator:
Weighted-average number of shares outstanding-basic	51.9	54.4
Dilutive securities - equity awards	4.6	2.9
Weighted-average number of shares outstanding-diluted	56.5	57.3
Earnings per common share - basic	$0.13	$1.25
Earnings per common share - diluted	$0.07	$1.19
Anti-dilutive securities	3.7	4.0

11.    Revenue recognition
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
The Company's revenues disaggregated by major sources for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31, 2026			Three Months Ended March 31, 2025
	USG	Non-USG	Total	USG	Non-USG	Total
Commercial Product sales	$0.7	$42.2	$42.9	$0.1	$45.2	$45.3
MCM Product sales	63.7	38.1	101.8	66.6	90.0	156.6
All other revenues (1)	6.4	5.0	11.4	12.1	8.2	20.3
Total revenues	$70.8	$85.3	$156.1	$78.8	$143.4	$222.2

(1) “All other revenues” includes Services and Contracts and grants revenue.
Transaction price allocated to remaining performance obligations
As of March 31, 2026, the Company has future contract value on unsatisfied performance obligations of approximately $248.0 million associated with all arrangements entered into by the Company. The Company expects to recognize $210.4 million of unsatisfied performance obligations within the next 24 months. The amount and timing of revenue recognition for unsatisfied performance obligations can change. The future revenues associated with unsatisfied performance obligations exclude the value of unexercised option periods in the Company’s revenue arrangements. Often the timing of manufacturing activities changes based on customer needs and resource availability. Government funding appropriations can impact the timing of product deliveries. The success of the Company's development activities that receive development funding support from the USG under development contracts can also impact the timing of revenue recognition.
Contract assets
The Company considers accounts receivable and deferred costs associated with revenue generating contracts, which are not included in inventory or property, plant and equipment and that the Company does not currently have a contractual right to bill, to be contract assets. As of March 31, 2026 and December 31, 2025, the Company had $7.6 million and $6.4 million, respectively, of contract assets recorded within “Accounts receivable, net” on the Condensed Consolidated Balance Sheets.
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

Contract Liabilities
Balance at December 31, 2025	$14.4
Balance at March 31, 2026	$17.6
Revenue recognized in the period from amounts included in contract liability at the beginning of the period:	$2.3
As of March 31, 2026 and December 31, 2025, the current portion of contract liabilities was $12.2 million and $5.0 million, respectively, and was included in “Other current liabilities” on the Condensed Consolidated Balance Sheets.

Accounts receivable and allowance for expected credit losses
Accounts receivable, including contract assets within unbilled accounts receivable, consist of the following:

	March 31, 2026	December 31, 2025
Accounts receivable:
Billed	$104.1	$66.8
Unbilled	18.3	18.2
Allowance for expected credit losses	(0.8)	(0.8)
Accounts receivable, net	$121.6	$84.2
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
12.    Leases
The Company is the lessee for operating leases for offices, R&D facilities and manufacturing facilities. The Company determines if an arrangement is a lease at inception. Operating leases are included in right-of-use assets and liabilities.
The components of lease expense were as follows:

	Three Months Ended March 31,
	2026	2025
Operating lease cost:
Amortization of right-of-use assets	$0.6	$0.6
Interest on lease liabilities	0.2	0.2
Total operating lease cost	$0.8	$0.8
Operating lease costs are reflected as components of “Cost of product and services sales, net”, “R&D” expense and “SG&A” expense on the Company's Condensed Consolidated Statements of Operations.
Supplemental balance sheet information related to lessee activities is as follows:

Leases	Classification	March 31, 2026	December 31, 2025
Operating lease right-of-use assets	Other assets	$9.9	$10.6

Operating lease liabilities, current portion	Other current liabilities	$2.4	$2.4
Operating lease liabilities	Other liabilities	8.6	9.2
Total operating lease liabilities		$11.0	$11.6

Operating leases:
Weighted average remaining lease term (years)		5.1	5.2
Weighted average discount rate		6.4%	6.5%

13.    Income taxes
The estimated effective annual tax rate as of March 31, 2026 and 2025 for the years ended December 31, 2026 and 2025, excluding the impact of discrete adjustments, was 25% and 27%, respectively. The effective tax rate for the three months ended March 31, 2026 and 2025 was 49% and 27%, respectively. The change in the estimated effective annual tax rate and the effective quarterly tax rate is primarily due to a decrease in estimated profit combined with a change in jurisdictional mix of income and losses.
The Company establishes valuation allowances for deferred income tax assets in accordance with U.S. GAAP, which provides that such valuation allowances shall be established unless realization of the income tax benefits is more likely than not. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In making this assessment each reporting period, the Company considers the scheduled reversal of deferred tax liabilities and assets, available taxes in carryback periods, tax planning strategies and projected future taxable income.
In July 2025, the OBBBA was enacted into law in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. These impacts did not have a material effect on the tax rate for the three months ended March 31, 2026.
14.    Litigation
There have been no material developments in the legal proceedings previously disclosed in our Annual Report on Form 10‑K for the year ended December 31, 2025.
15.    Segment information
The Company manages its business with a focus on two reportable segments; the Commercial Products segment, which includes Naloxone products and the MCM Products segment, which includes Anthrax - MCM products, Smallpox - MCM products and Other Products. The Company’s Services operating segment does not meet the quantitative threshold for determining reportable segments and is included within “All other revenues” along with the Company’s Contracts and grants business.
The Company's Chief Operating Decision Maker (“CODM”) is its President and Chief Executive Officer. The CODM evaluates the performance of the Company's reportable segments based on segment adjusted gross margin. The Company defines segment adjusted gross margin as sales less cost of sales excluding the portion of stock-based compensation expense recorded as cost of sales, severance and restructuring costs (benefit), and inventory step-up provision for each reportable segment. The Company does not allocate amortization of intangible assets, research and development expenses, selling, general and administrative expenses, interest and other income (expense) or taxes to each reportable segment in the operating results that are regularly reviewed by the CODM. The CODM uses these reported measures to assess segment performance, allocate resources and monitor budget and guidance versus actual results. These metrics are used by the CODM to make key operating decisions, such as decisions about allocating capital and other resources to each segment. The accounting policies for segment reporting are the same as those described in Note 2, “Summary of significant accounting policies” in the Company's Annual Report on Form 10-K for the year ended December 31, 2025. Intersegment revenue, cost of sales, and profit are eliminated in the segment measures regularly reviewed by the CODM as these activities are eliminated in consolidation and thus are not included in management’s evaluation of performance for each segment.
The Company manages its assets on a total company basis, not by segment, as the Company's operating assets are shared or commingled. Therefore, the Company’s CODM does not regularly review any asset information by segment and, accordingly, the Company does not report asset information by segment. The measure of segment assets is reported on the Condensed Consolidated Balance Sheet as “Total assets”.

The following table presents segment information provided to the CODM, along with a reconciliation of segment adjusted gross margin to income before income taxes as reported in the Condensed Consolidated Statement of Operations for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Revenues reportable segments:
Commercial Products	$42.9	$45.3
MCM Products	101.8	156.6
Reconciliation of revenue:	144.7	201.9
All other revenues (1)	11.4	20.3
Total revenues	$156.1	$222.2

Cost of sales reportable segments:
Commercial Products	$26.8	$24.5
MCM Products (2)	36.2	48.9
Total of reportable segments	$63.0	$73.4

Segment adjusted gross margin reportable segments:
Commercial Products	$16.1	$20.8
MCM Products (2)	65.6	107.7
Total of reportable segments	$81.7	$128.5

Reconciliation to income before income taxes:
All other revenues less other costs of revenue (1)	$3.0	$6.5
Amortization of intangible assets	(16.5)	(16.3)
Severance and restructuring benefits (costs)	—	0.8
Inventory step-up provision	(0.1)	(1.8)
Stock-based compensation expense	(0.5)	(0.3)
Research and development	(10.5)	(15.1)
Selling, general and administrative	(46.6)	(52.4)
Interest expense	(11.0)	(14.7)
Loss on assets held for sale	—	(12.2)
Other, net	13.9	69.7
Income before income taxes	$13.4	$92.7

(1) “All other revenues” and “All other revenues less other costs of revenue” include Services and Contracts and grants revenue, and Services and Contracts and grants revenue less Cost of services, respectively.

(2) For the three months ended March 31, 2026, excludes $0.5 million of the portion of stock-based compensation expense recorded as cost of sales and $0.1 million of inventory step-up provision. For the three months ended March 31, 2025 excludes $1.8 million of inventory step-up provision, $0.8 million of severance and restructuring benefits and $0.3 million of the portion of stock-based compensation expense recorded as cost of sales.

The following table includes depreciation expense for each reportable segment:

	Three Months Ended March 31,
	2026	2025
Depreciation from reportable segments:
MCM Products	$4.6	$4.2
Items not included in depreciation from reportable segments:
All other segment	0.5	2.2
Other	1.9	2.7
Total depreciation	$7.0	$9.1
16. Subsequent events
Term Loan Agreement
As previously disclosed, on April 16, 2026, the Company entered into the Term Loan Agreement by and among the Company, the lenders from time to time party thereto, and OrbiMed Royalty & Credit Opportunities V, LP, as administrative agent.
The Term Loan Agreement provides for (i) a term loan (the “Initial Term Loan”) in an aggregate principal amount equal to $150.0 million, which was drawn in full on the date of entry into the Term Loan Agreement (the “Closing Date”) and (ii) a delayed draw term loan available for 24 months following the Closing Date (the “Delayed Draw Term Loan” and together with the Initial Term Loan, collectively and individually as the context may require, the “Term Loan”) in an aggregate principal amount equal to $75.0 million, which is available for the Company to draw upon the satisfaction of certain conditions as set forth in the Term Loan Agreement (including compliance with a consolidated secured leverage ratio (as defined in the Term Loan Agreement) not to exceed 1.75:1.00).
The Term Loan Agreement also provides for an uncommitted incremental facility in an aggregate amount equal to the sum of (i) the greater of $200.0 million and 80% of the Company’s Consolidated EBITDA (as defined in the Term Loan Agreement) for the then-preceding four fiscal quarters, plus (ii) additional amounts based on, among other things, satisfaction of certain leverage ratio requirements.
The Term Loan will accrue interest at Term SOFR (as defined in the Term Loan Agreement) (subject to a floor of 3.00%) plus 6.25% per annum. A default interest rate of an additional 5.00% per annum would apply to all outstanding obligations that are not paid when due. A fee of 1.00% per annum on the undrawn portion of the Delayed Draw Term Loan is payable quarterly during the delayed draw availability period.
The Term Loan will mature on the first to occur (such date, the “Term Loan Maturity Date”) of (i) April 16, 2031, (ii) the date of acceleration of the Term Loan upon the occurrence and during the continuance of an event of default and (iii) the date that is 91 days prior to the scheduled maturity date of the Senior Unsecured Notes, but solely to the extent that on such date, the aggregate principal amount outstanding under the Notes exceeds $75.0 million and the Company does not have Liquidity (as defined in the Term Loan Agreement) in an amount equal to $75.0 million plus the amount necessary to repay in full the Senior Secured Notes. The Term Loan Agreement contains certain customary default and cross-default provisions, representations and warranties and affirmative and negative covenants, including the requirement that the consolidated total leverage ratio (as defined in the Term Loan Agreement) not exceed 5.25:1.00, tested every fiscal quarter commencing with the fiscal quarter ending September 30, 2026.
All indebtedness outstanding under the Term Loan Agreement is guaranteed by certain of the Company’s direct and indirect subsidiaries, other than certain subsidiaries that are not material or are excluded pursuant to the terms of the Term Loan Agreement (the Company and the guarantors, collectively, the “Credit Parties”). The indebtedness under the Term Loan Agreement is secured by a first-priority security interest in and lien on the Term Loan Priority Collateral (as defined in the Credit Agreement) and a second-priority security interest and lien on the ABL Priority Collateral (as defined in the Credit Agreement).

The Company may elect to prepay the Term Loan, in whole or in part, from time to time. The Term Loan Agreement requires mandatory prepayments of the Term Loan in an amount equal to (a) 100% of the aggregate net cash proceeds from the incurrence of certain indebtedness by the Credit Parties, (b) subject to certain reinvestment rights, 100% of the aggregate net cash proceeds from (1) subject to certain specified exceptions, dispositions of property by the Credit Parties (provided that prepayment will not be required unless the net cash proceeds exceed $15.0 million in the aggregate per fiscal year or $10.0 million on a per-transaction basis) and (2) proceeds received by any Credit Party or their subsidiaries resulting from certain casualty events and (c) 50% (with step-downs based on the Company’s consolidated total net leverage ratio, as defined in the Term Loan Agreement) of annual excess cash flow (as defined in the Term Loan Agreement, and as reduced by certain prepayments of indebtedness), provided that no such excess cash flow payment is required if the amount of the payment would not exceed $10.0 million (and any payment is required only to the extent of such excess). Prepayments of the Term Loan are subject to (i) through and including the second anniversary of the Closing Date, a make-whole premium plus 3.00% of the aggregate principal amount of the Term Loan subject to prepayment, (ii) after the second anniversary, through and including the third anniversary of the Closing Date, a 3.00% prepayment premium, and (iii) after the third anniversary, through and including the fourth anniversary of the Closing Date, a 2.00% prepayment premium.
On the Closing Date, the Company used the net proceeds of the Initial Term Loan, together with cash on hand, to repay all amounts outstanding and terminate commitments under the Prior Term Loan Agreement, plus accrued interest and fees.
ABL Amendment
As previously disclosed, on April 16, 2026, the Company entered into the ABL Amendment which, among other things, (i) reduces the aggregate revolving loan commitment under the Revolving Credit Agreement from $100.0 million to $50.0 million, (ii) extends the latest maturity date of the revolving loan commitment from September 30, 2029 to April 16, 2031 (subject to springing maturity with respect to certain indebtedness as set forth in the Revolving Credit Agreement) and (iii) amends certain affirmative and negative covenants as more particularly set forth in the ABL Amendment.
These transactions were evaluated in accordance with ASC 855, Subsequent Events, and have been classified as non‑recognized subsequent events. Accordingly, the accompanying condensed consolidated financial statements as of and for the three months ended March 31, 2026 do not reflect the effects of these transactions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”). For a similar discussion and analysis of our results for the quarter ended March 31, 2025 compared to our results for the quarter ended March 31, 2024, refer to Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Quarterly Report for the quarter ended March 31, 2025, filed with the United States (“U.S.”) Securities and Exchange Commission (“SEC”) on May 8, 2025. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q includes information with respect to our plans and strategy for our business and financing, as well as forward-looking statements that involve risks and uncertainties. You should carefully review the sections entitled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
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
The Company manages the business with a focus on three operating segments: (1) a Commercial Products segment consisting of NARCAN® Nasal Spray 4 mg and KLOXXADO® Nasal Spray 8 mg, (2) a MCM Products segment consisting of Anthrax - MCM, Smallpox - MCM and Other Products and (3) a Services segment consisting of our Bioservices offerings. Commercial Products and MCM Products are our two reportable segments (see Note 15, “Segment information” in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1, of this Form 10-Q for more information on our reportable segments).
Commercial Products Segment:
The majority of our Commercial product revenue comes from the following products:
Naloxone Products
•NARCAN® (naloxone HCl) Nasal Spray 4 mg is an intranasal formulation of naloxone approved as an over-the-counter (“OTC”) medicine by the United States Food and Drug Administration (“FDA”) and Health Canada for the emergency treatment of known or suspected opioid overdose as manifested by respiratory and/or central nervous system depression; and
•KLOXXADO® (naloxone HCl) Nasal Spray 8 mg is a prescription medicine. In January 2025, the Company announced an agreement with Hikma Pharmaceuticals Inc. (“Hikma”) in which the Company obtained exclusive commercial rights for product sales and marketing in the United States and Canada of Hikma’s KLOXXADO® (naloxone HCl) Nasal Spray, an 8 mg naloxone agent.

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
Services Segment:
As of the first quarter of 2025, the Company’s Services operating segment no longer met the quantitative threshold of a reportable segment and did not meet the aggregation criteria set forth in Accounting Standards Codification (“ASC”) 280, Segment Reporting, and as such is categorized within “All other revenues” along with “Contracts and Grants”. See Note 15, “Segment information” in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for more information about the Company’s reportable segments.

Other Strategic Activities
Share Repurchase Program
In March 2025, the Company announced that its Board of Directors had authorized the repurchase of up to $50.0 million of the Company’s common stock (the “2025 Share Repurchase Program”) on or before March 27, 2026. In February 2026, the Company reauthorized the 2025 Share Repurchase Program for the repurchase of up to $50.0 million of the Company's common stock (the “Reauthorized Share Repurchase Program”) through March 31, 2027. During the three months ended March 31, 2026, the Company utilized $9.1 million to repurchase 0.9 million shares at an average price of $10.21 per share, excluding commissions and excise taxes. As of March 31, 2026, the Company had $46.5 million available to repurchase shares under the Reauthorized Share Repurchase Program.
Senior Unsecured Note Repurchases
In May 2025, the Board authorized the Company to use up to $30.0 million to repurchase Senior Unsecured Notes in open market purchases, privately negotiated transactions or otherwise. During the year ended December 31, 2025, there were $10.3 million in principal repurchases of the Company’s Senior Unsecured Notes for $8.7 million in cash, including fees, and the Company recognized a gain on extinguishment of approximately $1.6 million. The Company did not have any principal repurchases during the three months ended March 31, 2026 and 2025. As of March 31, 2026, the Company had $19.7 million available to repurchase additional Senior Unsecured Notes.
Term Loan Agreement and ABL Amendment
On April 16, 2026, subsequent to the three months ended March 31, 2026, the Company entered into a new term loan credit agreement (the “Term Loan Agreement”) by and among the Company, the lenders from time to time party thereto, and OrbiMed Royalty & Credit Opportunities V, LP, as administrative agent. The Term Loan Agreement provides for a term loan of $150.0 million that matures in April 2031, subject to certain earlier maturity provisions. The agreement also provides for up to $75.0 million of additional delayed draw availability, subject to the satisfaction of specified conditions. The Company used the net proceeds from the initial term loan, together with cash on hand, to repay and terminate its Term Loan Agreement with OHA Agency LLC, as administrative agent, and the lenders from time to time party thereto (the “Prior Term Loan Agreement”), including accrued interest and fees.
Also on April 16, 2026, the Company amended its existing Revolving Credit Agreement (the “ABL Amendment”). The ABL Amendment, among other things, reduced the total revolving loan commitment to $50.0 million and extended the maturity date to April 2031, subject to customary conditions.
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

In July 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law in the United States. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. These impacts did not have a material effect on our tax rate for the three months ended March 31, 2026.
Management believes that the assumptions and estimates related to the provision for income taxes are material to the Company’s results of operations.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, requires us to make estimates, judgments and assumptions that may affect the reported amounts of assets, liabilities, equity, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis we evaluate our estimates, judgments and methodologies. We base our estimates on historical experience and on various other assumptions that we believe are reasonable, the results of which form the basis for making judgments about the carrying values of assets, liabilities and equity and the amount of revenues and expenses. Actual results may differ from these estimates. There have been no significant changes to our critical accounting policies and estimates contained in “Critical Accounting Policies and Estimates” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, in Part II, Item 7, of the 2025 Form 10-K, as filed with the SEC.
New accounting standards
For a discussion of new accounting standards please see Note 2, “Summary of significant accounting policies”, in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1, of this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS
Operating Results:

	Three Months Ended March 31,
(in millions, except %)	2026	2025	$ Change	% Change
Revenues
Commercial Product sales, net:
Naloxone	$42.9	$45.3	$(2.4)	(5)%
Total Commercial Product sales, net	42.9	45.3	(2.4)	(5)%

MCM Product sales, net:
Anthrax MCM	21.6	47.9	(26.3)	(55)%
Smallpox MCM	64.2	106.4	(42.2)	(40)%
Other Products	16.0	2.3	13.7	NM
Total MCM Product sales, net	101.8	156.6	(54.8)	(35)%

All other revenues (1)	11.4	20.3	(8.9)	(44)%

Total revenues	$156.1	$222.2	$(66.1)	(30)%

Operating expenses:
Cost of product and services sales, net (2)	72.0	88.5	(16.5)	(19)%
Research and development	10.5	15.1	(4.6)	(30)%
Selling, general and administrative	46.6	52.4	(5.8)	(11)%
Amortization of intangible assets	16.5	16.3	0.2	1%
Total operating expenses	145.6	172.3	(26.7)	(15)%

Income from operations	10.5	49.9	(39.4)	(79)%

Other income (expense):
Interest expense	(11.0)	(14.7)	(3.7)	(25)%
Loss on assets held for sale	—	(12.2)	(12.2)	(100)%
Other, net	13.9	69.7	(55.8)	(80)%
Total other income, net	2.9	42.8	(39.9)	(93)%

Income before income taxes	13.4	92.7	(79.3)	(86)%
Income tax provision	6.6	24.7	(18.1)	(73)%
Net income	$6.8	$68.0	$(61.2)	(90)%

(1) “All other revenues” includes Services and Contracts and grants revenue
(2) Exclusive of intangible asset amortization
NM - Not meaningful

Three Months Ended March 31, 2026 Compared with Three Months Ended March 31, 2025
Revenues and gross margin

	Three Months Ended March 31,
(dollars in millions)	2026	2025	% Change
Total revenues	$156.1	$222.2	(30)%
Contracts and grants	6.4	13.1	(51)%
Product and services sales, net	$149.7	$209.1	(28)%

Cost of product and services sales, net	$72.0	$88.5	(19)%
Intangible asset amortization	16.5	16.3	1%

Gross margin (1)	$61.2	$104.3	(41)%
Gross margin % (1)	41%	50%

(1) Gross margin is calculated as product and services sales, net less cost of product and services sales, net and intangible asset amortization. Gross margin percentage is calculated as gross margin divided by products and services sales, net.

Total revenues decreased $66.1 million, or 30%, to $156.1 million for the three months ended March 31, 2026. The decrease was due to lower MCM Products revenue of $54.8 million, Contracts and grants revenue of $6.7 million, Commercial Products revenue of $2.4 million and Services revenue of $2.2 million.
Intangible asset amortization increased $0.2 million, or 1%, to $16.5 million for the three months ended March 31, 2026. The increase was primarily due to the added amortization following the increase in basis of the acquired intangible asset related to EbangaTM.
Gross margin decreased $43.1 million, or 41%, to $61.2 million for the three months ended March 31, 2026. Gross margin percentage decreased 9 percentage points to 41% for the three months ended March 31, 2026. The decrease in gross margin was due to a decline in MCM Products and Commercial Products gross margin of $41.7 million and $4.6 million, respectively, partially offset by an increase in Services gross margin of $3.2 million. Gross margin and gross margin percentage exclude Contracts and grants revenues because the related costs are R&D expenses.
See "Reportable Segment Results" for an expanded discussion of revenues and gross margin.
Unallocated corporate operating expenses
R&D Expenses
R&D expenses decreased $4.6 million, or 30%, to $10.5 million for the three months ended March 31, 2026. The decrease was primarily due to lower project spend on EbangaTM related development work, partially offset by increases in development overhead spend.
SG&A Expenses
SG&A expenses decreased $5.8 million, or 11%, to $46.6 million for the three months ended March 31, 2026. The decrease was primarily due to lower professional services, marketing, and administrative support expenses, primarily attributable to cost-saving initiatives implemented as part of the Company’s ongoing turnaround and transformation efforts. SG&A expenses as a percentage of total revenues increased 6 percentage points to 30% for the three months ended March 31, 2026.
Interest expense
Interest expense decreased $3.7 million, or 25%, to $11.0 million for the three months ended March 31, 2026. The decrease was primarily due to lower average outstanding debt balances, resulting in reduced interest expense following the $100.0 million principal prepayment of the Prior Term Loan and repurchases of the Company’s Senior Unsecured Notes in the prior year. Interest expense was further reduced by lower amortization of debt issuance costs, partially offset by higher non‑debt interest expense, primarily related to tax and state interest.

Loss on assets held for sale
Loss on assets held for sale decreased $12.2 million, or 100%, due to no loss on assets held for sale recognized during the three months ended March 31, 2026. The $12.2 million loss on assets held for sale in the first quarter of 2025 was related to warehouse space in Maryland.

Other, net
Other, net decreased from $69.7 million in income to $13.9 million in income for the three months ended March 31, 2026. The change of $55.8 million, or 80%, primarily reflects the absence of one-time income items recognized in the prior-year period from the $50.0 million in CHIK VLP development milestones and the Bayview facility sale gain, partially offset by TEMBEXA® milestone revenue earned in the current period.
Income tax provision
Income tax provision decreased $18.1 million, or 73%, to $6.6 million for the three months ended March 31, 2026. The decrease was primarily due to a change in jurisdictional mix of income and losses, and a decrease of profitability in the first quarter of 2026 relative to 2025.

REPORTABLE SEGMENT RESULTS
COMMERCIAL PRODUCTS SEGMENT

	Three Months Ended March 31,
(dollars in millions)	2026	2025	% Change
Revenues	$42.9	$45.3	(5)%
Cost of sales	26.8	24.5	9%
Intangible asset amortization	9.4	9.5	(1)%
Gross margin (1)	$6.7	$11.3	(41)%
Gross margin % (1)	16%	25%

Add back:
Intangible asset amortization	$9.4	$9.5	(1)%

Segment adjusted gross margin(2)	$16.1	$20.8	(23)%
Segment adjusted gross margin %(2)	38%	46%

(1) Gross margin is calculated as revenues less cost of sales and intangible asset amortization. Gross margin percentage is calculated as gross margin divided by revenues.
(2) Segment adjusted gross margin, which is a non-GAAP financial measure, for our Commercial Products segment is calculated as gross margin plus intangible asset amortization. Segment adjusted gross margin percentage, which is a non-GAAP financial measure, is calculated as segment adjusted gross margin divided by revenues. The Company’s management utilizes segment adjusted gross margin and segment adjusted gross margin percentage for purposes of evaluating our ongoing operations and for internal planning and forecasting purposes. We believe that these non-GAAP operating measures, when reviewed collectively with our GAAP financial information, provide useful supplemental information to investors in assessing our operating performance.

NM - Not meaningful
Three Months Ended March 31, 2026 Compared with Three Months Ended March 31, 2025
Naloxone
Naloxone sales decreased $2.4 million, or 5%, to $42.9 million for the three months ended March 31, 2026. The decrease was primarily attributable to lower sales of OTC NARCAN®, driven primarily by an unfavorable price-volume mix in U.S. sales, partially offset by increases in Canadian sales of branded NARCAN® and the timing of the integration of KLOXXADO® sales into the Company’s product portfolio.
Cost of Product Sales and Gross Margin
Cost of Commercial Products sales increased $2.3 million, or 9%, to $26.8 million for the three months ended March 31, 2026. The increase was primarily due to higher KLOXXADO® sales due to timing of its integration into the Company’s product portfolio, and Canadian branded NARCAN® sales.
Commercial Products gross margin decreased $4.6 million, or 41%, to $6.7 million for the three months ended March 31, 2026. Commercial Products gross margin percentage decreased 9 percentage points to 16% for the three months ended March 31, 2026. The decrease was largely due to an unfavorable price and volume mix of OTC NARCAN® as well as Canadian branded NARCAN®. Commercial Products segment adjusted gross margin in the current year period excludes the impact of intangible asset amortization of $9.4 million.

MCM PRODUCTS SEGMENT

	Three Months Ended March 31,
(dollars in millions)	2026	2025	% Change
Revenues	$101.8	$156.6	(35)%
Cost of sales	36.8	50.2	(27)%
Intangible asset amortization	7.1	6.8	4%
Gross margin(1)	$57.9	$99.6	(42)%
Gross margin %(1)	57%	64%

Add back:
Intangible asset amortization	$7.1	$6.8	4%
Severance and restructuring benefits	—	(0.8)	100%
Inventory step-up provision	0.1	1.8	(94)%
Stock-based compensation expense	0.5	0.3	67%

Segment adjusted gross margin(2)	$65.6	$107.7	(39)%
Segment adjusted gross margin %(2)	64%	69%

(1) Gross margin is calculated as revenues less cost of sales and intangible asset amortization. Gross margin percentage is calculated as gross margin divided by revenues.
(2) Segment adjusted gross margin, which is a non-GAAP financial measure, for our MCM Products segment is calculated as gross margin plus intangible asset amortization, inventory step-up provision, severance and restructuring benefits and the portion of stock-based compensation expense that is recorded as cost of sales. Segment adjusted gross margin percentage, which is a non-GAAP financial measure, is calculated as segment adjusted gross margin divided by revenues. The Company’s management utilizes segment adjusted gross margin and segment adjusted gross margin percentage for purposes of evaluating our ongoing operations and for internal planning and forecasting purposes. In calculating these measures, we began excluding stock-based compensation that is recorded as cost of sales in the first quarter of 2026, as this reflects a non-cash expenditure that is not related to segment operating performance. As reflected in the table above, we have recast our 2025 results to also reflect this adjustment. We believe that these non-GAAP operating measures, when reviewed collectively with our GAAP financial information, provide useful supplemental information to investors in assessing our operating performance.

Three Months Ended March 31, 2026 Compared with Three Months Ended March 31, 2025
Anthrax MCM
Anthrax MCM sales decreased $26.3 million, or 55%, to $21.6 million for the three months ended March 31, 2026. The decrease was primarily due to lower international sales of ANTHRASIL®, mainly to the Canadian government, coupled with lower volumes of CYFENDUS® sales to the USG, primarily due to the impact of timing. These decreases were partially offset by an increase in USG BioThrax® sales due to timing of exercised purchase options. Anthrax vaccine product sales are primarily made under annual purchase options exercised by the USG. Fluctuations in revenues result from the timing of the exercise of annual purchase options, the timing of USG purchases, the availability of governmental funding and the Company’s delivery of orders that follow.
Smallpox MCM
Smallpox MCM sales decreased $42.2 million, or 40%, to $64.2 million for the three months ended March 31, 2026. The decrease was primarily driven by lower ACAM2000® sales, largely due to reduced international volumes and an overall decline in TEMBEXA® sales driven by lower USG sales volume due to timing partially offset by higher international sales. These decreases were partially offset by an increase in CNJ-016® (VIGIV) USG sales due to timing. Fluctuations in revenues from Smallpox MCM result from the timing of the exercise of annual purchase options in the existing procurement contracts, the timing of USG purchases, the availability of governmental funding and the Company’s delivery of orders that follow.
Other Products
Other Products sales increased $13.7 million, or 596%, to $16.0 million for the three months ended March 31, 2026. The increase was primarily due to higher Canadian and other international BAT® sales.

Cost of Sales and Gross Margin
Cost of MCM product sales decreased $13.4 million, or 27%, to $36.8 million for the three months ended March 31, 2026. The decrease was primarily due to lower cost of sales for ANTHRASIL®, ACAM2000®, CYFENDUS® and TEMBEXA® reflecting reduced sales volumes and the absence of significant prior-year non-recurring manufacturing related costs, including shutdown and severance expenses. These decreases were partially offset by an increase in cost of sales for CNJ-016® (VIGIV), BAT® and BioThrax® driven by greater sales volumes and increased overhead costs at the Winnipeg facility.
MCM Products gross margin decreased $41.7 million, or 42%, to $57.9 million for the three months ended March 31, 2026. MCM Product gross margin percentage decreased 7 percentage points to 57% for the three months ended March 31, 2026. The decrease in gross margin percentage was primarily due to an unfavorable sales mix weighted more heavily toward lower margin products as well as product absorption-related variances. These impacts were partially offset by a decrease in shutdown and severance related costs compared with the prior year. MCM Product segment adjusted gross margin in the current year period excludes the impacts of intangible asset amortization of $7.1 million, the portion of stock-based compensation expense recorded as cost of sales of $0.5 million, and inventory step-up provision of $0.1 million.
ALL OTHER REVENUE
Three Months Ended March 31, 2026 Compared with Three Months Ended March 31, 2025
Services Revenues
Services revenues decreased $2.2 million, or 31%, to $5.0 million for the three months ended March 31, 2026. The decrease was primarily attributable to a decline in production at the Company’s Winnipeg facility.
Contracts and Grants
Contracts and grants revenue decreased $6.7 million, or 51%, to $6.4 million for the three months ended March 31, 2026. The decrease was primarily due to lower project spend on EbangaTM related development work.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Our financial condition is summarized as follows:

	March 31,	December 31,
(dollars in millions)	2026	2025	Change %
Financial assets:
Cash and cash equivalents	$160.3	$205.4	(22)%
Restricted cash	1.2	3.7	(68)%
Total cash, cash equivalents and restricted cash	$161.5	$209.1	(23)%

Borrowings:
Debt, net of unamortized debt issuance costs	573.6	572.1	—%
Total borrowings	$573.6	$572.1	—%

Working capital:
Current assets	$637.6	$662.5	(4)%
Current liabilities	148.7	132.2	12%
Total working capital	$488.9	$530.3	(8)%
Principal Sources of Capital Resources
As of March 31, 2026, our capital resources included $160.3 million of cash and cash equivalents and an available borrowing capacity of up to $100.0 million under the Revolving Credit Agreement. We have historically financed our operating and capital expenditures through existing cash and cash equivalents, cash from operations, development contracts and grant funding and borrowings under various credit agreements, including the Term Loan Agreement, the Prior Term Loan Agreement and other lines of credit we have established from time to time. We also occasionally obtain financing from the sale of our common stock upon exercise of stock options. As of March 31, 2026, the Company believes that its sources of liquidity, including debt and cash flows from operating activities, are adequate to fund its operations for at least the next twelve months from the issuance of these condensed consolidated financial statements.
Unused Credit Capacity
Available room under the commitments with respect to the Revolving Credit Agreement (the “Revolving Loans”) as of March 31, 2026 and December 31, 2025 was:

(in millions)	March 31, 2026	December 31, 2025
Total Capacity	$100.0	$100.0
Unused Capacity	$100.0	$100.0
Principal Uses of Capital Resources
Future Uses of Capital Resources
We anticipate that our future capital requirements will principally consist of funds required for:
•operating and general corporate expenses;
•capital expenditures;
•debt service requirements, including interest payments;
•compensation to designated executive management under our various long-term incentive compensation programs;
•discretionary funding of the Reauthorized Share Repurchase Program and repurchases of Senior Unsecured Notes;
•contingent obligations related to our acquisitions;
•potential acquisitions of businesses; and
•other known future contractual obligations.

Share Repurchase Program
In March 2025, the Company announced that its Board of Directors had authorized the repurchase of up to $50.0 million of the Company’s common stock on or before March 27, 2026. In February 2026, the Company reauthorized the 2025 Share Repurchase Program for the repurchase of up to $50.0 million of the Company's common stock through March 31, 2027. Repurchases under the Reauthorized Share Repurchase Program may be made from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors, including the market price of the Company’s common shares, macroeconomic environment and other investment opportunities, consistent with applicable law. The Reauthorized Share Repurchase Program may be suspended or discontinued at any time. The Inflation Reduction Act of 2022, which was enacted on August 16, 2022, imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. Excise tax accrued during the three months ended March 31, 2026 was $0.1 million.
During the three months ended March 31, 2026, the Company utilized $9.1 million to repurchase 0.9 million shares at an average price of $10.21 per share, excluding commissions and excise taxes, respectively. As of March 31, 2026, the Company had $46.5 million available to repurchase shares under the Reauthorized Share Repurchase Program.
Senior Unsecured Note Repurchase
In May 2025, the Board of Directors authorized the Company to repurchase up to $30.0 million aggregate principal amount of the Company’s Senior Unsecured Notes. The Company may seek to opportunistically use this authority to repurchase its Senior Unsecured Notes in open market purchases, privately negotiated transactions or otherwise. Any such repurchases will depend upon prevailing market conditions, our liquidity requirements, contractual restrictions, applicable securities law and other factors. The Company did not have any principal repurchases of its Senior Unsecured Notes during the three months ended March 31, 2026. As of March 31, 2026, we had $19.7 million available to repurchase additional Senior Unsecured Notes.
Future Contractual Obligations
Our future contractual obligations as of March 31, 2026 primarily included long-term obligations related to our outstanding borrowings under our Prior Term Loan Agreement, which was repaid in April 2026 with proceeds from the Term Loan Agreement, and the Senior Unsecured Notes, as well as lease arrangements and purchase commitments. As of March 31, 2026, the Company had $589.7 million of fixed and variable rate debt with varying maturities. See Note 8, “Debt” in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1, of this Form 10-Q for further discussion.
These amounts reflect future unconditional payments and are based on the terms of the relevant agreements, appropriate classification of items under GAAP currently in effect and certain assumptions such as interest rates. Future events could cause actual payments to differ from these amounts.
Cash Flows
The following table provides information regarding our cash flows for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(in millions)	2026	2025
Net cash provided by (used in):
Operating activities	$(33.8)	$(11.2)
Investing activities	(2.4)	59.5
Financing activities	(11.4)	(0.4)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	(0.7)
Net change in cash, cash equivalents and restricted cash	$(47.6)	$47.2
Operating Activities:
Net cash used in operating activities for the three months ended March 31, 2026 increased $22.6 million as compared with the three months ended March 31, 2025. The increase was primarily driven by lower net income and a prior year non-cash impairment charge of $12.2 million related to the prior year held-for-sale write-down on certain Bioservices long-lived assets, partially offset by a decrease in cash used for accounts receivable.

Investing Activities:
Net cash used in investing activities for the three months ended March 31, 2026 decreased $61.9 million from net cash provided activities for three months ended March 31, 2025. The decrease was primarily attributable to prior year proceeds from the sale of property, plant and equipment, including proceeds from the sale of our Baltimore-Bayview facility to Syngene and milestone payments received related to the sale of our travel health business to Bavarian Nordic, partially offset by the purchase of a note receivable in the prior year.
Financing Activities:
Net cash used in financing activities for the three months ended March 31, 2026 increased $11.0 million as compared with the three months ended March 31, 2025. The increase was primarily driven by increases in the purchases of treasury stock and taxes paid for stock-based compensation activity.
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
Economic conditions, including market volatility and adverse impacts on financial markets, may make it more difficult to obtain financing on attractive terms, or at all. Any new debt funding, if available, may be on terms less favorable to us than our Senior Unsecured Notes, our Credit Agreement or our Revolving Credit Agreement. If financing is unavailable or lost, our business, operating results, financial condition and cash flows would be adversely affected, and we could be forced to delay, reduce the scope of or eliminate many of our planned activities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For a discussion of additional risks arising from our operations, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, under the heading “Item 1A. Risk Factors” in addition to updates contained in “Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q.
Market risk
We have interest rate and foreign currency market risk. Because of the short-term maturities of our cash and cash equivalents, we believe that an increase in market rates would likely not have a significant impact on the realized value of our investments.
Interest rate risk
We have debt with a mix of fixed and variable rates of interest and we are satisfied with the current fix-float mix of the Company's debt portfolio. Floating rate debt carries interest based generally on the eurocurrency rate, plus an applicable margin. Increases in interest rates could result in an increase in interest payments for our floating rate debt. See Note 8, "Debt" in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1, of this Form 10-Q.
From time to time, we may use derivative instruments to manage our interest rate risk and market risk exposure.
We have assessed our exposure to changes in interest rates by analyzing the sensitivity to our operating results assuming various changes in market interest rates. A hypothetical increase of one percentage point in the SOFR rate as of March 31, 2026 would increase our interest expense by approximately $1.5 million annually.
Foreign currency exchange rate risk
We have exposure to foreign currency exchange rate fluctuations worldwide and primarily with respect to the Euro, Canadian dollar, Singapore dollar, Swiss franc, British pound and Danish krone. We manage our foreign currency exchange rate risk primarily by either entering into foreign currency hedging transactions or incurring operating expenses in the local currency in the countries in which we operate, to the extent practical. We currently do not hedge all of our foreign currency exchange exposure and the movement of foreign currency exchange rates could have an adverse or positive impact on our results of operations.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2026, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in internal control over financial reporting
There have not been any changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act that occurred during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Note 14, “Litigation” in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1, of this Form 10-Q.

ITEM 1A. RISK FACTORS
The Company’s Annual Report on Form 10-K for the year ended December 31, 2025 contains disclosure regarding the risks and uncertainties related to the Company’s business under the heading Item 1A. Risk Factors. There have been no material changes to the Company’s risk factors as presented in the Company’s 2025 Form 10-K, except as described below:
We are currently dependent on third-party manufacturers for the manufacture of all or part of most Emergent products. Failure of such manufacturers to maintain regulatory compliance may be expensive and time-consuming and may cause interruptions to our supply of our products to customers.
We are currently dependent on third-party manufacturers for the manufacture of all or part of most Emergent products. Certain of our third-party manufacturers constitute the sole source of manufacture of drug product, drug substance, components and raw materials. We have a limited ability to control the costs or the manufacturing process related to the third-party manufacture of our products. Increases in the prices we pay our manufacturers, interruptions in the supply of our products, lapses in quality, or the inability to supply finished product could adversely impact our margins, profitability and cash flows. In addition, we are reliant on our third-party manufacturers to maintain the facilities at which they manufacture our products in compliance with all FDA and other applicable regulatory requirements. If these manufacturers fail to maintain compliance with FDA or other applicable regulatory requirements, they could be ordered to cease manufacturing, which could have a materially adverse impact on our revenues and operating results, including the inability to supply products for sale to our customers. We may be forced to consider entering into additional or replacement manufacturing arrangements with other third-party manufacturers. Because of contractual restraints and the lead-time necessary to obtain FDA approval of a new manufacturer, replacement of any of our current manufacturers may be expensive and time-consuming and may cause interruptions to our supply of these products to our customers.
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
In addition, substantial delays or cancellations of purchases could result from protests or challenges from third parties. Lawsuits brought against us by third parties or activists, even if not successful, could require us to spend significant management time and financial resources defending the related litigation and could potentially damage the public's perception of us and our products. Any publicity campaigns or other negative publicity may adversely affect the degree of market acceptance of our MCMs and thereby limit the demand for our products, which would adversely affect our business, financial condition, operating results and cash flows. Further, to the extent the USG exerts a preference for U.S. made products, the USG may elect to reduce or eliminate purchases of products that we currently make in our Winnipeg facility.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Recent sales of unregistered securities
Not applicable
Use of proceeds
Not applicable.
Purchases of equity securities
Share Repurchase Program
In March 2025, the Company announced that its Board of Directors authorized the repurchase of up to $50.0 million of the Company’s common stock (the “2025 Share Repurchase Program”) on or before March 27, 2026. In February 2026, the Company reauthorized the 2025 Share Repurchase Program for the repurchase of up to $50.0 million of the Company's common stock (the “Reauthorized Share Repurchase Program”) through March 31, 2027. Repurchases under the Reauthorized Share Repurchase Program may be made from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors, including the market price of the company’s common shares, macroeconomic environment and other investment opportunities, consistent with applicable law. The Reauthorized Share Repurchase Program may be suspended or discontinued at any time.
The table below presents information regarding shares of our common stock that we repurchased during the three months ended March 31, 2026 under the 2025 Share Repurchase Program and the Reauthorized Share Repurchase Program:

Issuer Purchases of Equity Securities
Periods	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)
January 1, 2026 - January 31, 2026	243,507	$12.21	243,507	$21,879,879
February 1, 2026 - February 28, 2026	267,126	$11.09	267,126	$49,660,304
March 1, 2026 - March 31, 2026	371,791	$8.26	371,791	$46,549,346
Total	882,424		882,424

(1) Exclusive of commissions and nondeductible 1% excise tax, which excise was imposed pursuant to the Inflation Reduction Act of 2022.
(2) Dollar amounts presented are inclusive of commissions and nondeductible 1% excise tax.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
During the three months ended March 31, 2026, none of the Company's directors or officers (as defined in Exchange Act Rule 16a-1(f)) adopted or terminated any written plans for the sale of the Company’s common stock intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or non-Rule 10b5-1 trading arrangement (as such term is defined in Item 408 of Regulation S-K).
ITEM 6. EXHIBITS
The exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index immediately preceding the exhibits hereto.

Exhibit Index

Exhibit Number	Description
10.1
Credit Agreement dated April 16, 2026, by and among Emergent BioSolutions Inc., the guarantors party thereto, the lenders party thereto and OrbiMed Royalty & Credit Opportunity V LP, as administrative agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 17, 2026).

10.2
Amendment No. 1 to Credit Agreement dated April 16, 2026 by and among Emergent BioSolutions Inc. and the other borrowers party thereto, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 17, 2026).

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
101 #
The following financial information related to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statement of Changes in Stockholders' Equity; and (vi) the related Notes to the Condensed Consolidated Financial Statements.

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

Date: April 30, 2026

By: /s/RICHARD S. LINDAHL Richard S. Lindahl Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

Date: April 30, 2026