Form 10-Q
period 2026-09-30
Emergent BioSolutions Inc.
filed 2026-11-03
CIK 1367644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 26, 2026, the registrant had 51,415,182 shares of common stock outstanding.

Emergent BioSolutions Inc. and Subsidiaries
Form 10-Q

EMERGENT BIOSOLUTIONS INC.
PART I. FINANCIAL INFORMATION
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q and the documents we incorporate by reference include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, including statements regarding the future performance of Emergent BioSolutions Inc. or any of our businesses, our business strategy, future operations, future financial position, future revenues and earnings, our ability to achieve the objectives of our restructuring initiatives, acquisitions and divestitures, including our future results, projected costs, prospects, plans and objectives of management are forward-looking statements. We generally identify forward-looking statements by using words like “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “future,” “goal,” “intend,” “may,” “plan,” “position,” “possible,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would,” and similar expressions or variations thereof, or the negative thereof, but these terms are not the exclusive means of identifying such statements. These forward-looking statements are based on our current intentions, beliefs, assumptions and expectations regarding future events based on information that is currently available. You should realize that if underlying assumptions prove inaccurate or unknown risks or uncertainties materialize, actual results could differ materially from our expectations. You are, therefore, cautioned not to place undue reliance on any forward-looking statement contained herein. Any such forward-looking statement speaks only as of the date on which such statement is made and, except as required by law, we do not undertake any obligation to update any forward-looking statement to reflect new information, events or circumstances.
There are a number of important factors that could cause our actual results to differ materially from those indicated by such forward-looking statements, including, among others:
•the availability of U.S. government (“USG”) funding for contracts related to procurement of our medical countermeasures (“MCM”) products, including CYFENDUS® (Anthrax Vaccine Adsorbed (AVA), Adjuvanted) (previously known as AV7909), ACAM2000® (Smallpox and Mpox (Vaccinia) Vaccine, Live), CNJ-016® (Vaccinia Immune Globulin Intravenous, Human (VIGIV)), BAT® (Botulism Antitoxin Heptavalent (A,B,C,D,E,F,G)-(Equine)), BioThrax® (Anthrax Vaccine Adsorbed), Ebanga® (ansuvimab-zykl), and/or TEMBEXA® among others, as well as contracts related to development of medical countermeasures;
•our ability to meet our commitments to quality and compliance in all of our manufacturing operations;
•our ability to negotiate additional USG procurement or follow-on contracts for our MCM products that have expired or will be expiring;
•the commercial availability and impact of a generic and branded competition on future sales of NARCAN® (naloxone HCI) Nasal Spray and over-the-counter NARCAN® Nasal Spray and KLOXXADO® Nasal Spray;
•our ability to perform under our contracts with the USG, including the timing of and specifications relating to deliveries;
•the impact of business developments with our customers, including the USG, on our financial statements under applicable legal and accounting rules;
•our ability and that of our contractors and suppliers to maintain compliance with current good manufacturing practices and other regulatory obligations;
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
•our ability to comply with the operating and financial covenants required by (i) the Credit Agreement, dated April 16, 2026 (the “Term Loan Agreement”), by and among the Company, the lenders from time to time party thereto, and OrbiMed Royalty & Credit Opportunities V, LP, as administrative agent, (ii) our revolving credit facility (the “Revolving Credit Facility”) under a credit agreement, dated September 30, 2024 and amended on April 16, 2026, among the Company, certain subsidiary borrowers, the lenders from time to time party thereto and Wells Fargo Bank, National Association, as Agent, and (iii) our 3.875% Senior Unsecured Notes due 2028 (the “Senior Unsecured Notes”);
•our ability to maintain adequate internal control over financial reporting and to prepare accurate financial statements in a timely manner;
•our ability to maintain sufficient cash flow from our operations to pay our substantial debt, both now and in the future;
•our ability to invest in our business operations as a result of our current indebtedness;
•our ability to execute on, and realize any benefit from, our organizational restructuring activities;
•the impact of our share and debt repurchase programs;

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
•the impact of tariffs and trade relationships between the USG and foreign governments on our business;
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
NOTE REGARDING TRADE NAMES
Emergent®, BioThrax®, BaciThrax®, BAT®, ANTHRASIL®, CNJ-016®, ACAM2000®, NARCAN®, CYFENDUS®, TEMBEXA® and any and all Emergent BioSolutions Inc. brands, products, services and feature names, logos and slogans are trademarks or registered trademarks of Emergent BioSolutions Inc. or its subsidiaries in the United States or other countries. All other brands, products, services and feature names or trademarks are the property of their respective owners, including KLOXXADO®, which is a registered trademark of Hikma Pharmaceuticals USA Inc, and Ebanga®, which is a registered trademark of Ridgeback Biotherapeutics L.P.

ITEM 1. FINANCIAL STATEMENTS
Emergent BioSolutions Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions, except per share amounts)

	September 30, 2026	December 31, 2025
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$175.7	$205.4
Restricted cash	1.2	3.7
Accounts receivable, net	77.5	84.2
Inventories, net	280.9	343.4
Prepaid expenses and other current assets	22.9	25.8
Total current assets	558.2	662.5

Property, plant and equipment, net	174.8	205.4
Intangible assets, net	252.5	436.5
Other assets	9.7	14.2
Total assets	$995.2	$1,318.6

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$52.0	$55.6
Accrued expenses	7.5	12.2
Accrued compensation	34.1	41.8
Deferred revenue	14.3	5.0
Current tax liability	4.3	6.8
Other current liabilities	9.8	10.8
Total current liabilities	122.0	132.2

Debt	507.7	572.1
Deferred tax liability	22.2	37.8
Other liabilities	30.1	53.9
Total liabilities	682.0	796.0

Stockholders' equity:
Preferred stock, $0.001 par value per share; 15.0 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value per share; 200.0 shares authorized, 62.0 and 60.9 shares issued; 51.3 and 52.1 shares outstanding, respectively	0.1	0.1
Treasury stock, at cost, 10.7 and 8.7 common shares, respectively	(270.7)	(252.6)
Additional paid-in capital	956.6	942.4
Accumulated other comprehensive loss, net	(6.9)	(7.5)
Accumulated deficit	(365.9)	(159.8)
Total stockholders’ equity	313.2	522.6
Total liabilities and stockholders’ equity	$995.2	$1,318.6
See accompanying notes to condensed consolidated financial statements.

Emergent BioSolutions Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(unaudited, in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
Product and services sales, net	$106.4	$222.0	$482.9	$561.4
Contracts and grants	3.6	9.1	17.5	32.8
Total revenues	110.0	231.1	500.4	594.2

Operating expenses:
Cost of product and services sales, net (1)	80.8	85.9	249.9	241.3
Research and development	9.4	13.5	29.1	41.1
Selling, general and administrative	46.5	38.9	137.7	135.0
Amortization of intangible assets	10.6	16.3	44.3	48.8
Impairment of long-lived assets	—	—	191.3	—
Total operating expenses	147.3	154.6	652.3	466.2

Income (loss) from operations	(37.3)	76.5	(151.9)	128.0

Other income (expense):
Interest expense	(9.7)	(15.2)	(30.7)	(44.6)
Loss on assets held-for-sale	—	—	—	(12.2)
Gain (loss) on debt extinguishment	6.7	1.1	(13.8)	1.1
Other, net	3.9	(4.8)	7.1	61.2
Total other income (expense), net	0.9	(18.9)	(37.4)	5.5

Income (loss) before income taxes	(36.4)	57.6	(189.3)	133.5
Income tax provision (benefit)	(3.7)	6.4	16.8	26.3
Net income (loss)	$(32.7)	$51.2	$(206.1)	$107.2

Earnings (loss) per common share
Basic	$(0.64)	$0.96	$(3.99)	$1.99
Diluted	$(0.64)	$0.91	$(3.99)	$1.89

Weighted average shares outstanding
Basic	51.3	53.2	51.6	53.9
Diluted	51.3	56.5	51.6	56.7

(1) Exclusive of intangible asset amortization
See accompanying notes to condensed consolidated financial statements.

Emergent BioSolutions Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited, in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$(32.7)	$51.2	$(206.1)	$107.2
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net	(0.1)	0.6	0.6	(2.3)
Total other comprehensive income (loss), net of tax	(0.1)	0.6	0.6	(2.3)
Comprehensive income (loss), net of tax	$(32.8)	$51.8	$(205.5)	$104.9
See accompanying notes to condensed consolidated financial statements.

Emergent BioSolutions Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(unaudited, in millions)

	Nine Months Ended September 30,
	2026	2025
Operating Activities
Net income (loss)	$(206.1)	$107.2
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation expense	13.0	10.9
Depreciation and amortization	64.5	72.3
Amortization of deferred financing costs	5.0	7.2
Deferred income taxes	(15.6)	(5.5)
Noncash loss on assets held-for-sale	—	12.2
Change in fair value of warrant liability	(12.5)	(1.8)
Impairment of long-lived assets	191.3	—
Loss on disposal of assets	14.3	(4.4)
Other	12.7	(0.8)
Changes in operating assets and liabilities:
Accounts receivable	4.9	(26.4)
Inventories	62.6	(44.5)
Prepaid expenses and other assets	(0.4)	27.1
Accounts payable	(3.0)	(19.8)
Accrued expenses and other liabilities	(10.9)	(27.0)
Long-term incentive plan accrual	0.4	2.3
Accrued compensation	(8.1)	(21.8)
Income taxes receivable and payable, net	4.4	4.6
Contract liabilities	5.9	1.1
Net cash provided by operating activities	122.4	92.9
Investing Activities
Purchases of property, plant and equipment	(7.8)	(9.9)
Proceeds from sale of property, plant and equipment	5.6	38.2
Milestone payment from prior asset transaction	(50.4)	—
Milestone proceeds from prior asset transaction	2.5	50.0
Purchase of convertible note receivable	—	(5.0)
Net cash provided by (used in) investing activities	(50.1)	73.3
Financing Activities
Repurchase of debt	(68.1)	(6.9)
Purchases of treasury stock	(18.1)	(15.8)
Proceeds from stock-based compensation activity	1.5	1.0
Taxes paid for stock-based compensation activity	(3.4)	(1.0)
Repayment of prior term loan facility	(150.0)	—
Repayment of term loan facility	(0.4)	—
Proceeds from the issuance of debt, net of lender fees	145.5	—
Debt issuance and extinguishment costs	(11.5)	—
Net cash used in financing activities:	(104.5)	(22.7)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	0.1
Net change in cash, cash equivalents and restricted cash	(32.2)	143.6
Cash, cash equivalents and restricted cash, beginning of period	209.1	105.6
Cash, cash equivalents and restricted cash, end of period	$176.9	$249.2
Supplemental cash flow disclosures:
Cash paid for interest	$29.6	$41.7
Cash paid for income taxes, net of refunds	$21.9	$27.5
Non-cash investing and financing activities:
Purchases of property, plant and equipment unpaid at period end	$3.4	$1.8
Gain (loss) on debt extinguishment	$(13.8)	$1.1
Excise tax liability accrued for treasury stock purchases	$0.2	$0.2
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$175.7	$245.5
Restricted cash	1.2	3.7
Total	$176.9	$249.2
See accompanying notes to condensed consolidated financial statements.

Emergent BioSolutions Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders' Equity
(unaudited, in millions)

	$0.001 Par Value Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2025	60.9	$0.1	(8.7)	$(252.6)	$942.4	$(7.5)	$(159.8)	$522.6
Net income	—	$—	—	$—	$—	$—	$6.8	$6.8
Stock-based compensation activity	0.5	—	—	—	2.1	—	—	2.1
Repurchases of common stock	—	—	(0.9)	(9.0)	—	—	—	(9.0)
Other comprehensive income, net of tax	—	—	—	—	—	0.6	—	0.6
Balance at March 31, 2026	61.4	$0.1	(9.6)	$(261.6)	$944.5	$(6.9)	$(153.0)	$523.1
Net loss	—	$—	—	$—	$—	$—	$(180.2)	$(180.2)
Stock-based compensation activity	0.5	—	—	—	7.3	—	—	7.3
Repurchases of common stock	—	—	(1.1)	(8.9)	—	—	—	(8.9)
Other comprehensive income, net of tax	—	—	—	—	—	0.1	—	0.1
Balance at June 30, 2026	61.9	$0.1	(10.7)	$(270.5)	$951.8	$(6.8)	$(333.2)	$341.4
Net loss	—	$—	—	$—	$—	$—	$(32.7)	$(32.7)
Stock-based compensation activity	0.1	—	—	—	4.8	—	—	4.8
Repurchases of common stock	—	—	—	(0.2)	—	—	—	(0.2)
Other comprehensive loss, net of tax	—	—	—	—	—	(0.1)	—	(0.1)
Balance at September 30, 2026	62.0	$0.1	(10.7)	$(270.7)	$956.6	$(6.9)	$(365.9)	$313.2

	$0.001 Par Value Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2024	59.9	$0.1	(5.6)	$(227.7)	$928.0	$(5.2)	$(212.4)	$482.8
Net income	—	$—	—	$—	$—	$—	$68.0	$68.0
Stock-based compensation activity	0.2	—	—	—	2.8	—	—	2.8
Other comprehensive loss, net of tax	—	—	—	—	—	(0.9)	—	(0.9)
Balance at March 31, 2025	60.1	$0.1	(5.6)	$(227.7)	$930.8	$(6.1)	$(144.4)	$552.7
Net loss	—	$—	—	$—	$—	$—	$(12.0)	$(12.0)
Stock-based compensation activity	0.3	—	—	—	4.4	—	—	4.4
Repurchases of common stock	—	—	(1.1)	(6.9)	—	—	—	(6.9)
Other comprehensive loss, net of tax	—	—	—	—	—	(2.0)	—	(2.0)
Balance at June 30, 2025	60.4	$0.1	(6.7)	$(234.6)	$935.2	$(8.1)	$(156.4)	$536.2
Net income	—	$—	—	$—	$—	$—	$51.2	$51.2
Stock-based compensation activity	0.2	—	—	—	3.4	—	—	3.4
Repurchases of common stock	—	—	(1.2)	(8.9)	—	—	—	(8.9)
Other comprehensive income, net of tax	—	—	—	—	—	0.6	—	0.6
Balance at September 30, 2025	60.6	$0.1	(7.9)	$(243.5)	$938.6	$(7.5)	$(105.2)	$582.5
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
As of September 30, 2026, the Company has a product portfolio of 11 products consisting of vaccines, therapeutics, and drug-device combination products, including KLOXXADO® Nasal Spray for which the Company obtained certain exclusive commercial rights for product sales and marketing in the United States and Canada. The revenue generated by the products comprises a substantial portion of the Company's revenue. The Company structures the business with a focus on markets and customers. As such, the key components of the business structure include the following four product and service categories: Anthrax - Medical Countermeasures (“MCM”) products, Naloxone Commercial products, Smallpox - MCM products and Emergent Bioservices (CDMO) (“Bioservices”).
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
All adjustments contained in the accompanying unaudited condensed consolidated financial statements are of a normal recurring nature and are necessary to present fairly the financial position of the Company as of September 30, 2026. Interim results are not necessarily indicative of results that may be expected for any other interim period or for an entire year. For presentation purposes, reclassifications of certain items have been made for comparability.
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
3.    Divestitures
During 2023, 2024, 2025 and 2026 the Company completed several divestiture transactions. Except for the sale of the Gaithersburg office property discussed below, the significant financial statement impacts relating to these transactions were recognized in prior periods. The disclosures below summarize amounts recognized in prior‑year comparative periods and included in the accompanying Condensed Consolidated Statements of Operations as well as ongoing arrangements and contingent consideration related to these divestitures.

Sale of Gaithersburg Office Property
The Company completed the sale of its office property located in Gaithersburg, Maryland in August 2026. As a result of the divestiture, the Company recognized a pre-tax loss of $11.4 million, net of transaction costs of $1.0 million, during the nine months ended September 30, 2026, recorded within “Other, net” on the Condensed Consolidated Statements of Operations.
Sale of Baltimore-Bayview Facility
The Company completed the sale of its Baltimore‑Bayview facility in March 2025. As a result of the divestiture, the Company recognized a pre-tax gain of $7.9 million, net of transaction costs of $1.2 million, during the nine months ended September 30, 2025, recorded within “Other, net” on the Condensed Consolidated Statements of Operations.
Transition Services Agreements (“TSAs”) Revenue
In connection with certain divestitures, the Company entered into TSAs to support the orderly transfer of operations to the respective buyers. Income from performing services under these TSAs is recorded within “Product and services sales, net” or “other, net” on the Condensed Consolidated Statements of Operations based on the nature of the underlying agreements. TSA revenue from the SERB TSA (RSDL® divestiture) and Bora TSA (Baltimore-Camden facility divestiture, TSA no longer active in 2026) recognized during the three and nine months ended September 30, 2026 was $0.2 million and $1.4 million, respectively. TSA revenue recognized during the three and nine months ended September 30, 2025 was $0.1 million and $2.1 million, respectively.
Milestones and Contingent Consideration
Travel Health Business (Bavarian Nordic)
In May 2023, the Company completed the sale of its travel health business to Bavarian Nordic. The Company was entitled to receive milestone payments totaling up to $80.0 million upon the achievement of specified regulatory milestones, all of which were received by the Company during 2024 and 2025.
Milestone income of $50.0 million was recognized during the nine months ended September 30, 2025, which the Company recorded within “Other, net” in the Condensed Consolidated Statement of Operations. No milestone income was recognized during the three and nine months ended September 30, 2026. The Company may receive up to $30.0 million of earn-out payments from Bavarian Nordic based on aggregate net sales of Vaxchora® and Vivotif® in calendar year 2026.
RSDL® Component Sourcing Milestone
In connection with the July 2024 sale of RSDL®, the Company may receive a $5.0 million milestone payment contingent upon the achievement of a component sourcing milestone. No amounts related to this milestone were recognized during the three and nine months ended September 30, 2026 and 2025.
4.    Restructuring charges
August 2026 Organizational Restructuring Plan
In August 2026, the Company initiated an organizational restructuring plan (the “August 2026 Plan”) intended to reduce operating costs, improve operating margins, and continue advancing the Company’s ongoing commitment to profitable growth. As part of the August 2026 Plan, the Company reduced its workforce by approximately 90 employees. The cumulative amount of restructuring charges related to the August 2026 Plan since inception was $9.3 million during the three and nine months ended September 30, 2026. All activities related to the August 2026 Plan are expected to be substantially completed during the fourth quarter of 2026 with the total restructuring charges estimated to be approximately $10.4 million. Restructuring costs are recognized as an operating expense within the Condensed Consolidated Statement of Operations and are classified based on the Company's classification policy for each category of operating expense.

The following table presents the total restructuring costs related to the August 2026 Plan by reportable segment as well as amounts included within non-reportable segments, unallocated corporate selling, general and administrative (“SG&A”) expense and research and development (“R&D”) expense:

	Three Months Ended	Nine Months Ended
	September 30, 2026	September 30, 2026
Segment restructuring costs:
MCM Products	1.3	1.3
Total restructuring costs included in Cost of product and services sales, net	$1.3	$1.3

Corporate restructuring costs:
SG&A	$6.1	$6.1
R&D	1.9	1.9
Total restructuring costs	$9.3	$9.3
The following table presents the total restructuring costs related to the August 2026 Plan by function:

	Three Months Ended	Nine Months Ended
	September 30, 2026	September 30, 2026
Employee transition	$0.1	$0.1
Severance payments	8.2	8.2
Employee benefits	1.0	1.0
Total restructuring costs	$9.3	$9.3
The following table provides the components of and changes in the Company's restructuring accrual for the August 2026 Plan during the three months ended September 30, 2026:

	Employee Transition	Severance Payments	Employee Benefits	Total
Balance at June 30, 2026	$—	$—	$—	$—
Accruals	0.1	8.2	1.0	9.3
Cash payments	(0.1)	(1.0)	—	(1.1)
Balance at September 30, 2026	$—	$7.2	$1.0	$8.2
5.    Inventories, net
Inventories, net consisted of the following:

	September 30, 2026	December 31, 2025
Raw materials and supplies	$112.0	$120.6
Work-in-process	63.8	109.0
Finished goods	105.1	113.8
Total inventories, net	$280.9	$343.4
Inventories, net is stated at the lower of cost or net realizable value.

6.    Property, plant and equipment, net
Property, plant and equipment, net consisted of the following:

	September 30, 2026	December 31, 2025
Land and improvements	$16.5	$20.7
Buildings, building improvements and leasehold improvements	140.6	160.5
Furniture and equipment	248.4	259.8
Software	62.2	61.9
Construction-in-progress	7.2	6.6
Property, plant and equipment, gross	$474.9	$509.5
Less: Accumulated depreciation and amortization	(300.1)	(304.1)
Total property, plant and equipment, net	$174.8	$205.4
Property, plant and equipment, net is stated at cost, less accumulated depreciation and amortization. As of September 30, 2026 and December 31, 2025, construction-in-progress primarily included costs incurred to advance the Company’s MCM Products capabilities.
During the nine months ended September 30, 2025, the Company recognized a non-cash impairment charge of $12.2 million related to certain Bioservices long-lived assets recorded during 2025. The impairment was recorded upon the determination that the assets met the criteria to be classified as held-for-sale and was reflected as “Loss on assets held-for-sale” in the Condensed Consolidated Statement of Operations. During the fourth quarter of 2025 management determined that the previously contemplated sale of the assets was no longer probable, and accordingly, the assets were reclassified back to held and used.
7.    Intangible assets, net
The Company’s finite-lived intangible assets consist of products acquired via business combinations or asset acquisitions. During the first quarter of 2026, the Company incurred a $50.4 million liability payable to Ridgeback, from which the Company acquired its Ebanga® compound, which was subsequently paid in June 2026. This amount increased the basis of the Company's corresponding intangible assets and was recorded in the first quarter of 2026 following resolution of a prior measurement uncertainty related to the obligation.
The following table summarizes the Company’s finite-lived intangible assets:

	Weighted Average Useful Life in Years	September 30, 2026			December 31, 2025
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Products	9.7	$715.7	$463.2	$252.5	$855.4	$418.9	$436.5
Total intangible assets		$715.7	$463.2	$252.5	$855.4	$418.9	$436.5
Amortization expense associated with the Company’s finite-lived intangible assets was recorded as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Amortization of intangible assets	$10.6	$16.3	$44.3	$48.8
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

The Company estimated the fair value of the asset group using an income approach utilizing discounted projected future cash flows (level 3 fair value measurement). Significant assumptions in estimating the fair value included management’s estimates of future revenues, gross margins, operating expenses and a discount rate reflective of risks associated with the asset group. The Company recognized a non-cash impairment charge of $191.3 million during the second quarter of 2026, which was attributed entirely to the NARCAN® finite-lived intangible asset. The impairment charge is included within “Impairment of long-lived assets” on the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2026.
8.    Fair value measurements
The table below presents information about the Company’s assets and liabilities that are regularly measured and carried at fair value and indicates the level within the fair value hierarchy of the valuation techniques the Company utilized to determine fair value:

	September 30, 2026				December 31, 2025
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Money market accounts	$54.9	$54.9	$—	$—	$162.0	$162.0	$—	$—
Total	$54.9	$54.9	$—	$—	$162.0	$162.0	$—	$—
Liabilities:
Warrant liability	$9.2	$—	$—	$9.2	$21.7	$—	$—	$21.7
Total	$9.2	$—	$—	$9.2	$21.7	$—	$—	$21.7
2024 Warrant liability
In connection with the Company’s Credit Agreement, dated August 30, 2024, with OHA Agency LLC, as administrative agent, and the lenders from time to time party thereto (the “Prior Term Loan Agreement”), the Company issued to the lenders warrants to purchase 1.0 million shares of the Company’s common stock at an exercise price of $9.8802 per share (the “Series I Warrants”) and warrants to purchase 1.5 million shares at an exercise price of $15.7185 per share (the “Series II Warrants” and, together with the Series I Warrants, the “Warrants”). The Warrants are currently exercisable and will expire on August 30, 2029. Because the Warrants could be cash settled based on events that are outside the control of the Company, it precludes the Warrants from applying the equity contract scope exception, and so the Warrants are classified as a liability. As a result, the fair value of the Warrants will be remeasured each period with the gain or loss on the warrant liability included in “Other, net” on the Condensed Consolidated Statements of Operations. As of September 30, 2026 and December 31, 2025, the fair value of the warrant liability was $9.2 million and $21.7 million, respectively, and was included within “Other Liabilities” on the Condensed Consolidated Balance Sheets, as determined using the Black-Scholes method.
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
The table below is a reconciliation of the beginning and ending balance of the Company’s Level 3 warrant liability:

Warrant Liability
Balance at December 31, 2025	$21.7
Change in fair value	(8.4)
Balance at March 31, 2026	$13.3
Change in fair value	(0.5)
Balance at June 30, 2026	$12.8
Change in fair value	(3.6)
Balance at September 30, 2026	$9.2

The recurring Level 3 fair value measurement for the Company's warrant liability used the following significant unobservable inputs:

Warrant Liability	Valuation Technique	Unobservable Input	Range
2024 Warrants	Black-Scholes Method	Term (in years)	2.9
		Risk free interest rate	5.0%
		Volatility	111%
Non-variable rate debt
As of September 30, 2026 and December 31, 2025, the fair value of the Company’s 3.875% Senior Unsecured Notes due 2028 (the “Senior Unsecured Notes”) was $333.6 million and $389.7 million, respectively. The fair value was determined through market sources, which are Level 2 inputs and directly observable. The carrying amounts of the Company’s other long-term variable interest rate debt arrangements approximate their fair values as of September 30, 2026 (see Note 9, “Debt”).
9.    Debt
The table below presents the components of the Company’s debt as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Senior secured credit agreement - Term loan due 2031	$149.6	$—
Senior secured credit agreement - Prior term loan due 2029	—	150.0
3.875% Senior Unsecured Notes due 2028	364.7	439.7
Total debt	$514.3	$589.7
Unamortized debt issuance costs	(6.6)	(17.6)
Non-current portion of debt, net	$507.7	$572.1
There were $6.5 million of debt issuance costs recorded in connection with the execution of the Term Loan Agreement in April 2026 within a contra account to directly offset the balance of the Term Loan (as defined below). As of September 30, 2026, the Company had $5.2 million in unamortized debt issuance costs associated with the Term Loan.
Debt issuance costs associated with the Company’s Revolving Credit Facility with Wells Fargo Bank, National Association, and delayed draw term loan under the Company’s Credit Agreement (the “Delayed Draw Term Loan”), as described in further detail below, were recorded as an asset within “Other assets” on the Company’s Condensed Consolidated Balance Sheets. As of September 30, 2026, the Company had $3.8 million in unamortized debt issuance costs associated with these undrawn facilities, comprised of $1.3 million for the Revolving Credit Facility and $2.5 million for the Delayed Draw Term Loan. If the Company draws on the capacity available under these undrawn facilities, the debt issuance costs would be reclassified to a contra account to directly offset the respective loan balance.
The Company recorded a loss on extinguishment of debt of $20.5 million during the nine months ended September 30, 2026, related to the Prior Term Loan Agreement and an amendment to the Revolving Credit Agreement (as defined below).
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

In August 2026, the Board of Directors authorized the Company to repurchase up to $75.0 million in aggregate principal amount of the Company’s Senior Unsecured Notes. The Company may seek to opportunistically use this authority to repurchase its Senior Unsecured Notes in open market purchases, privately negotiated transactions or otherwise. Any such repurchases will depend upon prevailing market conditions, our liquidity requirements, contractual restrictions, applicable securities law and other factors. During the three and nine months ended September 30, 2025, the Company repurchased $6.9 million principal amount of its outstanding Senior Unsecured Notes. The Company paid $5.8 million in cash, including fees and accrued interest, in connection with the repurchases and recognized a gain on extinguishment of $1.1 million. During the three and nine months ended September 30, 2026, the Company repurchased $75.0 million principal amount of its outstanding Senior Unsecured Notes under its current debt repurchase program. The Company paid $68.1 million in cash, including fees and accrued interest, in connection with the repurchases, recognized a net gain on extinguishment of $6.7 million. Gains and losses on extinguishment are recorded in "Gain (loss) on debt extinguishment" on the Condensed Consolidated Statement of Operations. As of September 30, 2026, the Company had $364.7 million in Senior Unsecured Notes principal remaining.
Term Loan Agreement
On April 16, 2026, the Company entered into the Term Loan Agreement by and among the Company, the lenders from time to time party thereto, and OrbiMed Royalty & Credit Opportunities V, LP, as administrative agent.
The Term Loan Agreement provides for (i) a term loan (the “Initial Term Loan”) in an aggregate principal amount equal to $150.0 million, which was drawn in full on the date of entry into the Term Loan Agreement (the “Closing Date”) and (ii) a Delayed Draw Term Loan available for 24 months following the Closing Date (together with the Initial Term Loan, collectively and individually as the context may require, the “Term Loan”) in an aggregate principal amount equal to $75.0 million, which is available for the Company to draw upon the satisfaction of certain conditions as set forth in the Term Loan Agreement (including compliance with a consolidated secured leverage ratio (as defined in the Term Loan Agreement) not to exceed 1.75 to 1.00).
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
The Term Loan will mature on the first to occur (such date, the “Term Loan Maturity Date”) of (i) April 16, 2031, (ii) the date of acceleration of the Term Loan upon the occurrence and during the continuance of an event of default and (iii) the date that is 91 days prior to the scheduled maturity date of the Senior Unsecured Notes, but solely to the extent that on such date, the aggregate principal amount outstanding under the Notes exceeds $75.0 million and the Company does not have Liquidity (as defined in the Term Loan Agreement) in an amount equal to $75.0 million plus the amount necessary to repay in full the Senior Secured Notes. The Term Loan Agreement contains certain customary default and cross-default provisions, representations and warranties and affirmative and negative covenants, including the requirement that the consolidated total leverage ratio (as defined in the Term Loan Agreement) not exceed 5.25 to 1.00, tested every fiscal quarter commencing with the fiscal quarter ending September 30, 2026. As of September 30, 2026, the Company was in compliance with all covenants under the Term Loan Agreement.
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

The Company may elect to prepay the Term Loan, in whole or in part, from time to time. The Term Loan Agreement requires mandatory prepayments of the Term Loan in an amount equal to (a) 100% of the aggregate net cash proceeds from the incurrence of certain indebtedness by the Credit Parties, (b) subject to certain reinvestment rights, 100% of the aggregate net cash proceeds from (1) subject to certain specified exceptions, dispositions of property by the Credit Parties (provided that prepayment will not be required unless the net cash proceeds exceed $15.0 million in the aggregate per fiscal year or $10.0 million on a per-transaction basis) and (2) proceeds received by any Credit Party or their subsidiaries resulting from certain casualty events and (c) 50% (with step-downs based on the Company’s consolidated total net leverage ratio, as defined in the Term Loan Agreement) of annual excess cash flow (as defined in the Term Loan Agreement, and as reduced by certain prepayments of indebtedness), provided that no such excess cash flow payment is required if the amount of the payment would not exceed $10.0 million (and any payment is required only to the extent of such excess). Prepayments of the Term Loan are subject to (i) through and including the second anniversary of the Closing Date, a make-whole premium plus 3.00% of the aggregate principal amount of the Term Loan subject to prepayment, (ii) after the second anniversary, through and including the third anniversary of the Closing Date, a 3.00% prepayment premium, and (iii) after the third anniversary, through and including the fourth anniversary of the Closing Date, a 2.00% prepayment premium. As of September 30, 2026, the Company had $149.6 million in Term Loan principal remaining.
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
The Revolving Loans will mature on the first to occur of (i) April 16, 2031; (ii) to the extent there remain outstanding any portion of the term loans extended under the Term Loan Agreement, the date that is 90 days prior to the maturity date under the Term Loan Agreement; (iii) to the extent any of the Senior Unsecured Notes remain outstanding, May 17, 2028, which is 90 days prior to the August 15, 2028 maturity date of the Senior Unsecured Notes; and (iv) to the extent certain Incremental Equivalent Debt or Permitted Indebtedness (in each case as defined in the Revolving Credit Agreement) remains outstanding, the date that is 90 days prior to the maturity date of such indebtedness. The Revolving Credit Agreement contains certain customary default and cross-default provisions (including with respect to defaults under the Term Loan Agreement), representations and warranties and affirmative and negative covenants, including (a) restrictions on prepayments and repurchases of indebtedness, including the Senior Unsecured Notes, (b) restrictions on dispositions of material intellectual property, (c) a minimum liquidity requirement of $50.0 million through the day prior to the first date following September 30, 2025 on which the Company’s total leverage ratio measured as of the preceding 12-month period is less than 5.25 to 1.00 (the “Covenant Conversion Date”) and (d) from the Covenant Conversion Date, a fixed charge coverage ratio requirement of at least 1.00 to 1.00. Pursuant to the ABL Amendment, the minimum liquidity covenant was replaced with (i) a consolidated total leverage ratio requirement not to exceed 5.25 to 1.00, tested quarterly, and (ii) a fixed charge coverage ratio requirement of at least 1.00 to 1.00 during any applicable Covenant Testing Period (which is triggered if excess availability falls below a specified threshold under the Revolving Credit Agreement). As of September 30, 2026, the Company was in compliance with all covenants under the Revolving Credit Agreement.

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
The Company’s stock-based compensation expense relates to stock options, performance stock options, restricted stock units, performance stock units and liability classified long-term incentive awards. During the nine months ended September 30, 2026, the Company granted stock options to purchase 1.1 million shares of common stock, 4.5 million restricted stock units, and 0.4 million performance stock units. The grants were made under the Emergent BioSolutions Inc. Amended and Restated Stock Incentive Plan (the “Emergent Plan”).
During 2024, the Company granted an $8.0 million long-term incentive award, subject to market conditions, with the option to settle in any combination of cash or shares, which is accounted for as a liability classified award. The Company’s performance stock options and the long-term incentive award are valued using Monte Carlo valuation models, and have performance periods of five years to vest based on the Company’s stock price performance. The long-term incentive award is revalued at each reporting period until the award is earned or expires. The Company’s other equity awards typically vest over three equal annual installments beginning on the day prior to the anniversary of the grant date. The performance stock units settle in stock at the end of a one or three-year performance period based on the Company's results compared to the performance criteria. During the nine months ended September 30, 2026, 0.4 million stock options, 1.0 million restricted stock units and 0.1 million performance stock units were forfeited prior to the completion of the applicable vesting requirements or expiration.
Stock-based compensation expense, net of forfeitures was recorded in the following financial statement line items:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of products and services sales, net	$0.7	$0.3	$2.1	$0.9
Research and development	0.3	0.2	0.9	0.6
Selling, general and administrative	3.2	4.3	10.0	9.4
Total stock-based compensation expense	$4.2	$4.8	$13.0	$10.9
Stockholders’ equity
Share Repurchase Program
In March 2025, the Company announced that its Board of Directors had authorized the repurchase of up to $50.0 million of the Company’s common stock (the “2025 Share Repurchase Program”) on or before March 27, 2026. In February 2026, the Company reauthorized the 2025 Share Repurchase Program for the repurchase of up to $50.0 million of the Company's common stock (the “Reauthorized Share Repurchase Program”) through March 31, 2027. Repurchases under the Reauthorized Share Repurchase Program may be made from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors, including the market price of the Company’s common stock, macroeconomic environment and other investment opportunities, consistent with applicable law. The Reauthorized Share Repurchase Program may be suspended or discontinued at any time. The Inflation Reduction Act of 2022 imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after

December 31, 2022. As of September 30, 2026, the Company had $37.3 million available to repurchase shares under the Reauthorized Share Repurchase Program.
The following table summarizes share repurchase activity under the Share Repurchase Program for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Shares of common stock repurchased	—	1.1	2.0	2.3
Average price paid per share (1)	$8.44	$7.87	$9.20	$7.00
Total cost (2)	$0.2	$9.0	$18.3	$16.0
(1) Excludes commissions and excise taxes. Excise tax accrued during the nine months ended September 30, 2026 was $0.2 million. Excise tax accrued during the three and nine months ended September 30, 2025 was $0.1 million and $0.2 million, respectively.

(2) Includes commissions and excise taxes.
2024 Warrant Issuance
In connection with the Prior Term Loan Agreement, the Company issued to the lenders Series I Warrants to purchase 1.0 million shares of common stock and Series II Warrants to purchase 1.5 million shares of common stock. The Warrants are currently exercisable and will expire on August 30, 2029. Because the Warrants could be cash settled based on events that are outside the control of the Company, it precludes the Warrants from applying the equity contract scope exception, and so the Warrants are classified as a liability. As of September 30, 2026, the fair value of the Warrants was $9.2 million. See Note 8, “Fair value measurements,” for more information on the accounting treatment and valuation of the Warrants.
As of September 30, 2026, the Company had the following Warrants outstanding to acquire shares of its common stock:

	Warrants Outstanding	Range of Exercise Price per Share	Expiration Date
Warrants issued related to the Prior Term Loan Agreement	2.5	$9.88 - $15.72	August 2029
Total	2.5
As of September 30, 2026, no Warrants had been exercised or expired.
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

The following table presents the calculation of basic and diluted earnings (loss) per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net income (loss)	$(32.7)	$51.2	$(206.1)	$107.2
Denominator:
Weighted-average number of shares outstanding-basic	51.3	53.2	51.6	53.9
Dilutive securities - equity awards	—	3.3	—	2.8
Weighted-average number of shares outstanding-diluted	51.3	56.5	51.6	56.7
Earnings (loss) per common share - basic	$(0.64)	$0.96	$(3.99)	$1.99
Earnings (loss) per common share - diluted	$(0.64)	$0.91	$(3.99)	$1.89
Anti-dilutive securities	9.6	5.0	6.7	4.7

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
The Company's revenues disaggregated by major sources for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30, 2026			Three Months Ended September 30, 2025
	USG	Non-USG	Total	USG	Non-USG	Total
Commercial Product sales	$0.7	$42.8	$43.5	$0.7	$74.2	$74.9
MCM Product sales	44.8	14.6	59.4	123.2	19.3	142.5
All other revenues (1)	3.6	3.5	7.1	9.1	4.6	13.7
Total revenues	$49.1	$60.9	$110.0	$133.0	$98.1	$231.1

(1) “All other revenues” includes Services and Contracts and grants revenue.

	Nine Months Ended September 30, 2026			Nine Months Ended September 30, 2025
	USG	Non-USG	Total	USG	Non-USG	Total
Commercial Product sales	$2.4	$136.4	$138.8	$2.0	$185.7	$187.7
MCM Product sales	257.1	72.1	329.2	235.8	121.7	357.5
All other revenues (1)	17.5	14.9	32.4	31.8	17.2	49.0
Total revenues	$277.0	$223.4	$500.4	$269.6	$324.6	$594.2

(1) “All other revenues” includes Services and Contracts and grants revenue.
Transaction price allocated to remaining performance obligations
As of September 30, 2026, the Company has future contract value on unsatisfied performance obligations of $241.9 million associated with all arrangements entered into by the Company. The Company expects to recognize $222.7 million of unsatisfied performance obligations within the next 24 months. The amount and timing of revenue recognition for unsatisfied performance obligations can change. The future revenues associated with unsatisfied performance obligations exclude the value of unexercised option periods in the Company’s revenue arrangements. Often the timing of manufacturing activities changes based on customer needs and resource availability. Government funding appropriations can impact the timing of product deliveries. The success of the Company's development activities that receive development funding support from the USG under development contracts can also impact the timing of revenue recognition.
Contract assets
The Company considers accounts receivable and deferred costs associated with revenue generating contracts, which are not included in inventory or property, plant and equipment and that the Company does not currently have a contractual right to bill, to be contract assets. As of September 30, 2026 and December 31, 2025, the Company had $4.3 million and $6.4 million, respectively, of contract assets recorded within “Accounts receivable, net” on the Condensed Consolidated Balance Sheets.

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

Contract Liabilities
Balance at December 31, 2025	$14.4
Balance at September 30, 2026	$20.4
Revenue recognized in the period from amounts included in contract liability at the beginning of the period:	$4.1
As of September 30, 2026 and December 31, 2025, the current portion of contract liabilities was $14.3 million and $5.0 million, respectively, and was included in “Other current liabilities” on the Condensed Consolidated Balance Sheets.
Accounts receivable and allowance for expected credit losses
Accounts receivable, including contract assets within unbilled accounts receivable, consist of the following:

	September 30, 2026	December 31, 2025
Accounts receivable:
Billed	$62.6	$66.8
Unbilled	16.6	18.2
Allowance for expected credit losses	(1.7)	(0.8)
Accounts receivable, net	$77.5	$84.2
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
The components of lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating lease cost:
Amortization of right-of-use assets	$0.4	$0.4	$1.5	$1.5
Interest on lease liabilities	0.2	0.2	0.5	0.6
Total operating lease cost	$0.6	$0.6	$2.0	$2.1
Operating lease costs are reflected as components of “Cost of product and services sales, net”, “Research and development” expense and “Selling general and administrative” expense on the Company's Condensed Consolidated Statements of Operations.

Supplemental balance sheet information related to lessee activities is as follows:

Leases	Classification	September 30, 2026	December 31, 2025
Operating lease right-of-use assets	Other assets	$5.4	$10.6

Operating lease liabilities, current portion	Other current liabilities	$1.5	$2.4
Operating lease liabilities	Other liabilities	4.5	9.2
Total operating lease liabilities		$6.0	$11.6

Operating leases:
Weighted average remaining lease term (years)		5.0	5.2
Weighted average discount rate		7.9%	6.5%
14.    Income taxes
The estimated effective annual tax rate as of September 30, 2026 and 2025 for the years ended December 31, 2026 and 2025, excluding the impact of discrete adjustments, was (9)% and 22%, respectively. The effective tax rate for the nine months ended September 30, 2026 and 2025 was (9)% and 20%, respectively. The change in the estimated effective annual tax rate and the effective quarterly tax rate is primarily due to a decrease in estimated profit as a result of the impairment charge on the NARCAN® intangible asset combined with a change in jurisdictional mix of income and losses.
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
In July 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. These impacts did not have a material effect on the tax rate for the three and nine months ended September 30, 2026.
15.    Litigation
There have been no material developments in the legal proceedings previously disclosed in our Annual Report on Form 10‑K for the year ended December 31, 2025.

16.    Segment information
The Company manages its business with a focus on two reportable segments: the Commercial Products segment, which includes Naloxone products and the MCM Products segment, which includes Anthrax - MCM products, Smallpox - MCM products and Other Products. The Company’s Services operating segment does not meet the quantitative threshold for determining reportable segments and is included within “All other revenues” along with the Company’s Contracts and grants business.
The Company's Chief Operating Decision Maker (“CODM”) is its President and Chief Executive Officer. The CODM evaluates the performance of the Company's reportable segments based on segment adjusted gross margin. The Company defines segment adjusted gross margin as revenues less cost of sales excluding the portion of stock-based compensation expense recorded as cost of sales, severance and restructuring costs (benefits), and inventory step-up provision for each reportable segment. The Company does not allocate amortization of intangible assets, research and development expenses, selling, general and administrative expenses, interest and other income (expense) or taxes to each reportable segment in the operating results that are regularly reviewed by the CODM. The CODM uses these reported measures to assess segment performance, allocate resources and monitor budget and guidance versus actual results. These metrics are used by the CODM to make key operating decisions, such as decisions about allocating capital and other resources to each segment. The accounting policies for segment reporting are the same as those described in Note 2, “Summary of significant accounting policies” in the Company's Annual Report on Form 10-K for the year ended December 31, 2025. Intersegment revenue, cost of sales, and profit are eliminated in the segment measures regularly reviewed by the CODM as these activities are eliminated in consolidation and thus are not included in management’s evaluation of performance for each segment.
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

The following table presents segment information provided to the CODM, along with a reconciliation of segment adjusted gross margin to income (loss) before income taxes as reported in the Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues reportable segments:
Commercial Products	$43.5	$74.9	$138.8	$187.7
MCM Products	59.4	142.5	329.2	357.5
Reconciliation of revenue:	102.9	217.4	468.0	545.2
All other revenues (1)	7.1	13.7	32.4	49.0
Total revenues	$110.0	$231.1	$500.4	$594.2

Cost of sales reportable segments:
Commercial Products (2)	$29.5	$42.6	$92.5	$103.3
MCM Products (3)	36.0	37.7	124.1	112.5
Total of reportable segments	$65.5	$80.3	$216.6	$215.8

Segment adjusted gross margin reportable segments:
Commercial Products (2)	$14.0	$32.3	$46.3	$84.4
MCM Products (3)	23.4	104.8	205.1	245.0
Total of reportable segments	$37.4	$137.1	$251.4	$329.4

Reconciliation to income (loss) before income taxes:
All other revenues less other costs of revenue (1)	$(4.1)	$8.5	$4.8	$25.3
Amortization of intangible assets	(10.6)	(16.3)	(44.3)	(48.8)
Severance and restructuring benefits (costs)	(1.3)	(0.2)	(1.3)	0.8
Inventory step-up provision	(2.1)	—	(2.4)	(1.8)
Stock-based compensation expense	(0.7)	(0.2)	(2.0)	(0.8)
Impairment of long-lived assets	—	—	(191.3)	—
Research and development	(9.4)	(13.5)	(29.1)	(41.1)
Selling, general and administrative	(46.5)	(38.9)	(137.7)	(135.0)
Interest expense	(9.7)	(15.2)	(30.7)	(44.6)
Loss on assets held-for-sale	—	—	—	(12.2)
Gain (loss) on debt extinguishment	6.7	1.1	(13.8)	1.1
Other, net	3.9	(4.8)	7.1	61.2
Income (loss) before income taxes	$(36.4)	$57.6	$(189.3)	$133.5

(1) “All other revenues” and “All other revenues less other costs of revenue” include Services and Contracts and grants revenue, and Services and Contracts and grants revenue less Cost of services, respectively.

(2) For 2026, excludes $0.1 million of the portion of stock-based compensation expense recorded as cost of sales for the nine months ended September 30, 2026. For 2025, excludes $0.2 million of restructuring costs for the nine months ended September 30, 2025.

(3) For 2026, excludes $0.7 million and $1.9 million of the portion of stock-based compensation expense recorded as cost of sales, $2.1 million and $2.4 million of inventory step-up provision, and $1.3 million of severance and restructuring costs for the three and nine months ended September 30, 2026, respectively. For 2025, excludes $1.8 million of inventory step-up provision for the nine months ended September 30, 2025, $0.2 million and $(1.0) million of severance and restructuring costs (benefits) and $0.2 million and $0.8 million of the portion of stock-based compensation expense recorded as cost of sales for the three and nine months ended September 30, 2025, respectively.

The following table includes depreciation expense for each reportable segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Depreciation from reportable segments:
MCM Products	$4.0	$4.7	$12.8	$13.8
Items not included in depreciation from reportable segments:
All other segment	0.8	0.3	1.9	2.9
Other	1.6	2.1	5.5	6.8
Total depreciation	$6.4	$7.1	$20.2	$23.5

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”). For a similar discussion and analysis of our results for the three and nine months ended September 30, 2025 compared to our results for the three and nine months ended September 30, 2024 refer to Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Quarterly Report for the quarter ended September 30, 2025, filed with the United States (“U.S.”) Securities and Exchange Commission (“SEC”) on October 29, 2025. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q includes information with respect to our plans and strategy for our business and financing, as well as forward-looking statements that involve risks and uncertainties. You should carefully review the sections entitled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
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
Commercial Products Segment:
The majority of our Commercial product revenue comes from the following products:
Naloxone Products
•NARCAN® (naloxone HCl) Nasal Spray 4 mg is an intranasal formulation of naloxone approved as an over-the-counter (“OTC”) medicine by the United States Food and Drug Administration (“FDA”) and Health Canada for the emergency treatment of known or suspected opioid overdose as manifested by respiratory and/or central nervous system depression; and
•KLOXXADO® (naloxone HCl) Nasal Spray 8 mg is a prescription medicine. In January 2025, the Company announced an agreement with Hikma Pharmaceuticals USA Inc. (“Hikma”) in which the Company obtained exclusive commercial rights for product sales and marketing of Hikma’s KLOXXADO® (naloxone HCl) Nasal Spray, an 8 mg naloxone agent in the United States and Canada.

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

Other Strategic Activities
Share Repurchase Program
In March 2025, the Company announced that its Board of Directors had authorized the repurchase of up to $50.0 million of the Company’s common stock (the “2025 Share Repurchase Program”) on or before March 27, 2026. In February 2026, the Company reauthorized the 2025 Share Repurchase Program for the repurchase of up to $50.0 million of the Company's common stock (the “Reauthorized Share Repurchase Program”) through March 31, 2027. During the three and nine months ended September 30, 2026, the Company utilized $0.2 million and $18.3 million, including commissions and excise taxes, to repurchase 0.0 million and 2.0 million shares, respectively. The average price paid, excluding commissions and excise taxes, was $8.44 and $9.20 per share, respectively. As of September 30, 2026, the Company had $37.3 million available to repurchase shares under the Reauthorized Share Repurchase Program.
Senior Unsecured Note Repurchases
In August 2026, the Board authorized the Company to use up to $75.0 million to repurchase Senior Unsecured Notes in open market purchases, privately negotiated transactions or otherwise. During the second half of 2025, the Company repurchased $10.3 million principal amount of its outstanding Senior Unsecured Notes under a debt repurchase program that was in effect from May 2025 to May 2026 under which the Company was authorized to repurchase up to $30.0 million in aggregate principal amount of its Senior Unsecured Notes. During the three and nine months ended September 30, 2026, the Company repurchased $75.0 million principal amount of its outstanding Senior Unsecured Notes under its current debt repurchase program. The Company paid $68.1 million in cash, including fees and accrued interest, in connection with the repurchases and recognized a net gain on extinguishment of $6.7 million, which was included in "Gain (loss) on debt extinguishment" on the Condensed Consolidated Statement of Operations.
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
August 2026 Organizational Restructuring Plan
In August 2026, the Company initiated an organizational restructuring plan (the “August 2026 Plan”) intended to reduce operating costs, improve operating margins, and continue advancing the Company’s ongoing commitment to profitable growth. As part of the August 2026 Plan, the Company reduced its workforce by approximately 90 employees. The cumulative amount of restructuring charges related to the August 2026 Plan since inception was $9.3 million during the three and nine months ended September 30, 2026. All activities related to the August 2026 Plan are expected to be substantially completed during the fourth quarter of 2026 with the total restructuring charges estimated to be approximately $10.4 million. Restructuring costs are recognized as an operating expense within the Condensed Consolidated Statement of Operations and are classified based on the Company's classification policy for each category of operating expense.
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

The Company estimated the fair value of the asset group using an income approach utilizing discounted projected future cash flows (level 3 fair value measurement). Significant assumptions in estimating the fair value included management’s estimates of future revenues, gross margins, operating expenses and a discount rate reflective of risks associated with the asset group. The Company recognized a non-cash impairment charge of $191.3 million during the second quarter of 2026, which was attributed entirely to the NARCAN® finite-lived intangible asset. The impairment charge is included within “Impairment of long-lived assets” on the Condensed Consolidated Statements of Operations in Part I, Item 1 of this Form 10-Q.
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
The Company accounts for Pillar Two taxes as an alternative minimum tax under ASC 740. Accordingly, the Company does not recognize or remeasure deferred tax assets or liabilities for the estimated future effects of Pillar Two taxes and recognizes incremental Pillar Two taxes as income tax expense in the period in which the tax is incurred. The impact of Pillar Two taxes was included in the Company’s income tax provision for the nine months ended September 30, 2026. During the second quarter of 2026, the Company filed its initial Irish Pillar Two return for the 2024 tax year and paid the related liability on June 30, 2026. The liability was accrued in 2024 and, accordingly, the payment did not have a material effect on the Company’s income tax expense for the nine months ended September 30, 2026. The Company is monitoring legislative developments, as well as additional guidance from countries that have enacted legislation.
In July 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law in the United States. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. These impacts did not have a material effect on our tax rate for the three and nine months ended September 30, 2026.
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
Long-lived assets
Long-lived assets such as finite lived intangible assets and property, plant and equipment are not required to be tested for impairment annually, instead they are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. These events or changes in circumstances may include a significant deterioration of operating results, changes in business plans or changes in anticipated future cash flows, changes in pricing or declines in expected sales volumes. During the second quarter of 2026, we identified such indicators for the NARCAN® asset group, including downward revisions to projected operating results and future cash flows, which resulted in an impairment assessment.
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

RESULTS OF OPERATIONS
Operating Results:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions, except %)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Revenues
Commercial Product sales, net:
Naloxone	$43.5	$74.9	$(31.4)	(42)%	$138.8	$187.7	$(48.9)	(26)%
Total Commercial Product sales, net	43.5	74.9	(31.4)	(42)%	138.8	187.7	(48.9)	(26)%

MCM Product sales, net:
Anthrax MCM	25.1	1.4	23.7	NM	59.1	60.9	(1.8)	(3)%
Smallpox MCM	26.7	83.6	(56.9)	(68)%	192.5	230.6	(38.1)	(17)%
Other Products	7.6	57.5	(49.9)	(87)%	77.6	66.0	11.6	18%
Total MCM Product sales, net	59.4	142.5	(83.1)	(58)%	329.2	357.5	(28.3)	(8)%

All other revenues (1)	7.1	13.7	(6.6)	(48)%	32.4	49.0	(16.6)	(34)%

Total revenues	$110.0	$231.1	$(121.1)	(52)%	$500.4	$594.2	$(93.8)	(16)%

Operating expenses:
Cost of product and services sales, net (2)	80.8	85.9	(5.1)	(6)%	249.9	241.3	8.6	4%
Research and development	9.4	13.5	(4.1)	(30)%	29.1	41.1	(12.0)	(29)%
Selling, general and administrative	46.5	38.9	7.6	20%	137.7	135.0	2.7	2%
Amortization of intangible assets	10.6	16.3	(5.7)	(35)%	44.3	48.8	(4.5)	(9)%
Impairment of long-lived assets	—	—	—	NM	191.3	—	191.3	NM
Total operating expenses	147.3	154.6	(7.3)	(5)%	652.3	466.2	186.1	40%

Income (loss) from operations	(37.3)	76.5	(113.8)	(149)%	(151.9)	128.0	(279.9)	NM

Other income (expense):
Interest expense	(9.7)	(15.2)	(5.5)	(36)%	(30.7)	(44.6)	(13.9)	(31)%
Loss on assets held-for-sale	—	—	—	NM	—	(12.2)	(12.2)	(100)%
Gain (loss) on debt extinguishment	6.7	1.1	5.6	NM	(13.8)	1.1	(14.9)	NM
Other, net	3.9	(4.8)	8.7	181%	7.1	61.2	(54.1)	(88)%
Total other income (expense), net	0.9	(18.9)	19.8	105%	(37.4)	5.5	(42.9)	NM

Income (loss) before income taxes	(36.4)	57.6	(94.0)	(163)%	(189.3)	133.5	(322.8)	NM
Income tax provision (benefit)	(3.7)	6.4	(10.1)	(158)%	16.8	26.3	(9.5)	(36)%
Net income (loss)	$(32.7)	$51.2	$(83.9)	(164)%	$(206.1)	$107.2	$(313.3)	NM

(1) “All other revenues” includes Services and Contracts and grants revenue
(2) Exclusive of intangible asset amortization
NM - Not meaningful

Three Months Ended September 30, 2026 Compared with Three Months Ended September 30, 2025
Revenues and gross margin

	Three Months Ended September 30,
(dollars in millions)	2026	2025	% Change
Total revenues	$110.0	$231.1	(52)%
Contracts and grants	3.6	9.1	(60)%
Product and services sales, net	$106.4	$222.0	(52)%

Cost of product and services sales, net	$80.8	$85.9	(6)%
Intangible asset amortization	10.6	16.3	(35)%

Gross margin (1)	$15.0	$119.8	(87)%
Gross margin % (1)	14%	54%

(1) Gross margin is calculated as product and services sales, net less cost of product and services sales, net and intangible asset amortization. Gross margin percentage is calculated as gross margin divided by products and services sales, net.

Total revenues decreased $121.1 million, or 52%, to $110.0 million for the three months ended September 30, 2026. The decrease was due to lower MCM Products revenue of $83.1 million, Commercial Products revenue of $31.4 million, Contracts and grants revenue of $5.5 million, and Services revenue of $1.1 million.
Intangible asset amortization decreased $5.7 million, or 35%, to $10.6 million for the three months ended September 30, 2026. The decrease was primarily due to lower amortization expense as a result of the impairment charge recognized in the second quarter of 2026 related to the NARCAN® asset group.
Gross margin decreased $104.8 million, or 87%, to $15.0 million for the three months ended September 30, 2026. Gross margin percentage decreased 40 percentage points to 14% for the three months ended September 30, 2026. The decrease in gross margin was due to lower MCM Products gross margin of $86.0 million, Commercial Products gross margin of $11.7 million and Services gross margin $7.1 million. Gross margin and gross margin percentage exclude Contracts and grants revenues as the related costs are unallocated corporate R&D expenses.
See "Reportable Segment Results" for an expanded discussion of revenues and gross margin.
Unallocated corporate operating expenses
R&D Expenses
R&D expenses decreased $4.1 million, or 30%, to $9.4 million for the three months ended September 30, 2026. The decrease was primarily due to reduced development work related to Ebanga® as well as other unfunded R&D project spend.
SG&A Expenses
SG&A expenses increased $7.6 million, or 20%, to $46.5 million for the three months ended September 30, 2026. The increase was primarily due to the one-time litigation insurance reimbursement recognized in the prior year period related to settlements of our securities and shareholders litigation matters in addition to severance costs associated with the August 2026 Plan in the current year. The increase was partially offset by lower marketing and administrative support expenses. SG&A expenses as a percentage of total revenues increased 25 percentage points to 42% for the three months ended September 30, 2026.
Interest expense
Interest expense decreased $5.5 million, or 36%, to $9.7 million for the three months ended September 30, 2026. The decrease was primarily driven by lower interest expense following the retirement of the Prior Term Loan balance in April 2026 and lower amortization of debt issuance costs. Interest expense was further reduced by repurchases of Senior Unsecured Notes during the current quarter period, partially offset by an increase in interest incurred on the new Term Loan Agreement and delayed draw term loan.

Gain (loss) on debt extinguishment
Gain on debt extinguishment increased $5.6 million to $6.7 million for the three months ended September 30, 2026. The gain recognized during the current quarter period was primarily attributable to the Company’s repurchases of its Senior Unsecured Notes.
Other, net
Other, net changed from $4.8 million in expense to $3.9 million in income for the three months ended September 30, 2026. The change of $8.7 million was driven by favorable warrant valuation adjustments and foreign currency movements, which were partially offset by costs incurred as part of the sale of the Company’s office property located in Gaithersburg, Maryland.
Income tax provision (benefit)
Income tax provision (benefit) decreased $10.1 million from a $6.4 million income tax provision in the prior year to a $3.7 million income tax benefit for the three months ended September 30, 2026. The decrease was primarily due to a change in jurisdictional mix of income and losses.
Nine Months Ended September 30, 2026 Compared with Nine Months Ended September 30, 2025
Revenues and gross margin

	Nine Months Ended September 30,
(dollars in millions)	2026	2025	% Change
Total revenues	$500.4	$594.2	(16)%
Contracts and grants	17.5	32.8	(47)%
Product and services sales, net	$482.9	$561.4	(14)%

Cost of product and services sales, net	$249.9	$241.3	4%
Intangible asset amortization	44.3	48.8	(9)%

Gross margin (1)	$188.7	$271.3	(30)%
Gross margin % (1)	39%	48%

(1) Gross margin is calculated as product and services sales, net less cost of product and services sales, net and intangible asset amortization. Gross margin percentage is calculated as gross margin divided by products and services sales, net.

Total revenues decreased $93.8 million, or 16%, to $500.4 million for the nine months ended September 30, 2026. The decrease was due to lower Commercial Products revenue of $48.9 million, MCM Product revenue of $28.3 million, Contracts and grants revenue of $15.3 million, and Services revenue of $1.3 million.
Intangible asset amortization decreased $4.5 million, or 9%, to $44.3 million for the nine months ended September 30, 2026. The decrease was primarily due to lower amortization expense as a result of the impairment charge recognized in the second quarter of 2026 related to the NARCAN® asset group.
Gross margin decreased $82.6 million, or 30%, to $188.7 million for the nine months ended September 30, 2026. Gross margin percentage decreased 9 percentage points to 39% for the nine months ended September 30, 2026. The decrease in gross margin was due to lower MCM Products gross margin of $46.0 million, Commercial Products margin of $31.4 million and Services gross margin of $5.2 million. Gross margin and gross margin percentage exclude Contracts and grants revenues because the related costs are R&D expenses.
See "Reportable Segment Results" for an expanded discussion of revenues and gross margin.

Unallocated corporate operating expenses
R&D Expenses
R&D expenses decreased $12.0 million, or 29%, to $29.1 million for the nine months ended September 30, 2026. The decrease was primarily due to reduced development work related to Ebanga® as well as other unfunded R&D project spend.
SG&A Expenses
SG&A expenses increased $2.7 million, or 2%, to $137.7 million for the nine months ended September 30, 2026. The increase was primarily due to lower insurance reimbursement benefits recognized in the current year period compared with the prior year period. The increase also reflected severance costs associated with the August 2026 Plan in the current year. The increase was partially offset by lower marketing, compensation, and administrative support expenses. SG&A expenses as a percentage of total revenues increased 5 percentage points to 28% for the nine months ended September 30, 2026.
Impairment of Long-Lived Assets
Impairment of long-lived assets was $191.3 million for the nine months ended September 30, 2026 due to a non-cash impairment charge in the second quarter of 2026 related to our NARCAN® asset group within the Commercial reporting unit.
Interest expense
Interest expense decreased $13.9 million, or 31%, to $30.7 million for the nine months ended September 30, 2026. The decrease was primarily driven by lower interest expense following the retirement of the Prior Term Loan balance in April 2026 and lower amortization of debt issuance costs. Interest expense was further reduced by repurchases of Senior Unsecured Notes in the current year period, partially offset by interest incurred on the new Term Loan Agreement and delayed draw term loan.
Loss on assets held-for-sale
Loss on assets held-for-sale decreased $12.2 million, or 100%, to $0.0 million for the nine months ended September 30, 2026. The loss on assets held-for-sale in the prior year period is related to the warehouse space in Maryland.
Gain (loss) on debt extinguishment
Gain (loss) on debt extinguishment increased from a $1.1 million gain to a $13.8 million loss for the nine months ended September 30, 2026. The loss on debt extinguishment recognized during the current year period was primarily associated with the Company’s refinancing activities partially offset by a gain recognized on the repurchases of Senior Unsecured Notes. The prior year period gain was related to debt extinguishment associated with repurchases of Senior Unsecured Notes.
Other, net
Other, net decreased $54.1 million, or 88%, to $7.1 million for the nine months ended September 30, 2026. The change of $54.1 million was primarily due to the decrease in milestone payments, specifically the $50.0 million Bavarian Nordic milestone payments in the prior year, as well as the $11.4 million loss on the sale of the Company’s office property located in Gaithersburg, Maryland in the current period, combined with the gain on sale of the Bayview facility and the Bora TSA revenue recognized in the prior year period. These decreases were partially offset by favorable warrant valuation adjustments, and the TEMBEXA® milestone revenue earned in the current period.
Income tax provision (benefit)
Income tax provision (benefit) decreased $9.5 million, or 36%, to $16.8 million for the nine months ended September 30, 2026. The decrease was primarily due to a change in jurisdictional mix of income and losses.

REPORTABLE SEGMENT RESULTS
COMMERCIAL PRODUCTS SEGMENT

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2026	2025	% Change	2026	2025	% Change
Revenues	$43.5	$74.9	(42)%	$138.8	$187.7	(26)%
Cost of sales	29.5	42.6	(31)%	92.6	103.5	(11)%
Intangible asset amortization	2.8	9.4	(70)%	21.7	28.3	(23)%
Gross margin (1)	$11.2	$22.9	(51)%	$24.5	$55.9	(56)%
Gross margin % (1)	26%	31%		18%	30%

Add back:
Intangible asset amortization	$2.8	$9.4		$21.7	$28.3
Severance and restructuring costs	—	—		—	0.2
Stock-based compensation expense	—	—		0.1	—

Segment adjusted gross margin(2)	$14.0	$32.3	(57)%	$46.3	$84.4	(45)%
Segment adjusted gross margin %(2)	32%	43%		33%	45%

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

Three Months Ended September 30, 2026 Compared with Three Months Ended September 30, 2025
Naloxone
Naloxone sales decreased $31.4 million, or 42%, to $43.5 million for the three months ended September 30, 2026. The decrease was primarily attributable to lower sales of OTC NARCAN®, mostly driven by an unfavorable price-volume mix in U.S. public interest channels, partially mitigated by increases in Canadian sales of branded NARCAN®.
Cost of Product Sales and Gross Margin
Cost of Commercial Products sales decreased $13.1 million, or 31%, to $29.5 million for the three months ended September 30, 2026. The decrease was primarily due to declines in U.S. sales volumes of OTC NARCAN® compared with the prior year period, partially offset by an increase in Canadian sales volumes of branded NARCAN®.
Commercial Products gross margin decreased $11.7 million, or 51%, to $11.2 million for the three months ended September 30, 2026. Commercial Products gross margin percentage decreased 5 percentage points to 26% for the three months ended September 30, 2026. The decrease was largely due to an unfavorable price and volume mix of OTC NARCAN® across most U.S. sales channels, partially offset by reduced amortization expense as a result of the impairment charge taken on the NARCAN® asset group during the second quarter of 2026. Commercial Products segment adjusted gross margin in the current quarter period excludes the impact of intangible asset amortization of $2.8 million.

Nine Months Ended September 30, 2026 Compared with Nine Months Ended September 30, 2025
Naloxone
Naloxone sales decreased $48.9 million, or 26%, to $138.8 million for the nine months ended September 30, 2026. The decrease was primarily attributable to lower sales of OTC NARCAN®, reflecting lower volumes in U.S. public interest channels, which represented the most significant driver of the decline, partially offset by increases in Canadian sales of branded NARCAN® sales.
Cost of Product Sales and Gross Margin
Cost of Commercial Product sales decreased $10.9 million, or 11%, to $92.6 million for the nine months ended September 30, 2026. The decrease was primarily due to lower sales volumes of OTC NARCAN® in the U.S., partially offset by higher Canadian sales volumes of branded NARCAN® and KLOXXADO® product costs.
Commercial Products gross margin decreased $31.4 million, or 56%, to $24.5 million for the nine months ended September 30, 2026. Commercial Products gross margin percentage decreased 12 percentage points to 18% for the nine months ended September 30, 2026. The decrease was largely due to an unfavorable price and volume mix of OTC NARCAN® across most U.S. sales channels, partially offset by reduced amortization expense as a result of the impairment charge taken on the NARCAN® asset group during the second quarter of 2026, and favorable product costs in the Canadian market. Commercial Products segment adjusted gross margin in the current year period excludes the impact of intangible asset amortization of $21.7 million and the portion of stock-based compensation expense recorded as cost of sales of $0.1 million.
MCM PRODUCTS SEGMENT

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2026	2025	% Change	2026	2025	% Change
Revenues	$59.4	$142.5	(58)%	$329.2	$357.5	(8)%
Cost of sales	40.1	38.1	5%	129.7	114.1	14%
Intangible asset amortization	7.8	6.9	13%	22.6	20.5	10%
Gross margin(1)	$11.5	$97.5	(88)%	$176.9	$222.9	(21)%
Gross margin %(1)	19%	68%		54%	62%

Add back:
Intangible asset amortization	$7.8	$6.9		$22.6	$20.5
Severance and restructuring costs (benefits)	1.3	0.2		1.3	(1.0)
Inventory step-up provision	2.1	—		2.4	1.8
Stock-based compensation expense	0.7	0.2		1.9	0.8

Segment adjusted gross margin(2)	$23.4	$104.8	(78)%	$205.1	$245.0	(16)%
Segment adjusted gross margin %(2)	39%	74%		62%	69%

(1) Gross margin is calculated as revenues less cost of sales and intangible asset amortization. Gross margin percentage is calculated as gross margin divided by revenues.
(2) Segment adjusted gross margin, which is a non-GAAP financial measure, for our MCM Products segment is calculated as gross margin plus intangible asset amortization, severance and restructuring costs (benefits), inventory step-up provision, and the portion of stock-based compensation expense that is recorded as cost of sales. Segment adjusted gross margin percentage, which is a non-GAAP financial measure, is calculated as segment adjusted gross margin divided by revenues. The Company’s management utilizes segment adjusted gross margin and segment adjusted gross margin percentage for purposes of evaluating our ongoing operations and for internal planning and forecasting purposes. In calculating these measures, we began excluding stock-based compensation that is recorded as cost of sales in the first quarter of 2026, as this reflects a non-cash expenditure that is not related to segment operating performance. As reflected in the table above, we have recast our 2025 results to also reflect this adjustment. We believe that these non-GAAP operating measures, when reviewed collectively with our GAAP financial information, provide useful supplemental information to investors in assessing our operating performance.

Three Months Ended September 30, 2026 Compared with Three Months Ended September 30, 2025
Anthrax MCM
Anthrax MCM sales increased $23.7 million to $25.1 million for the three months ended September 30, 2026. The increase was primarily attributable to higher USG sales of CYFENDUS® due to timing. Anthrax vaccine product sales are primarily made under annual purchase options exercised by the USG. Fluctuations in revenues result from the timing of the exercise of annual purchase options, the timing of USG purchases, the availability of governmental funding and the Company’s delivery of orders that follow.
Smallpox MCM
Smallpox MCM sales decreased $56.9 million, or 68%, to $26.7 million for the three months ended September 30, 2026. The decrease was primarily attributable to lower USG sales of ACAM2000® due to timing, lower USG sales due to timing as well as less international sales of CNJ-016® (VIGIV), partially offset by higher TEMBEXA® USG sales due to timing. Fluctuations in revenues from Smallpox MCM result from the timing of the exercise of annual purchase options in the existing procurement contracts, the timing of USG purchases, the availability of governmental funding and the Company’s delivery of orders that follow.
Other Products
Other Products sales decreased $49.9 million, or 87%, to $7.6 million for the three months ended September 30, 2026. The decrease was primarily due to lower USG BAT® sales due to timing, partially offset by an increase in international BAT sales.
Cost of Sales and Gross Margin
Cost of MCM product sales increased $2.0 million, or 5%, to $40.1 million for the three months ended September 30, 2026. The increase was primarily attributable to higher product sales volumes for CYFENDUS® and TEMBEXA® as well as higher plant shutdown costs. These increases were partially offset by a decrease in cost of sales for BAT®, ACAM2000® and CNJ-016® (VIGIV) driven by lower sales volumes.
MCM Products gross margin decreased $86.0 million, or 88%, to $11.5 million for the three months ended September 30, 2026. MCM Product gross margin percentage decreased 49 percentage points to 19% for the three months ended September 30, 2026. The decrease in gross margin percentage was primarily driven by an unfavorable sales mix and decreased sales volumes, which decreased the absorption of fixed manufacturing costs. MCM Product segment adjusted gross margin in the current quarter period excludes the impacts of intangible asset amortization of $7.8 million, inventory step-up provision of $2.1 million, severance and restructuring costs of $1.3 million and the portion of stock-based compensation expense recorded as cost of sales of $0.7 million.
Nine Months Ended September 30, 2026 Compared with Nine Months Ended September 30, 2025
Anthrax MCM
Anthrax MCM sales decreased $1.8 million, or 3%, to $59.1 million for the nine months ended September 30, 2026. The decrease reflects the impact of lower international sales of ANTHRASIL®, mainly to the Canadian government, largely offset by an increase of BioThrax® and CYFENDUS® USG sales due to timing. Anthrax vaccine product sales are primarily made under annual purchase options exercised by the USG. Fluctuations in revenues result from the timing of the exercise of annual purchase options, the timing of USG purchases, the availability of governmental funding and Company delivery of orders that follow.
Smallpox MCM
Smallpox MCM sales decreased $38.1 million, or 17%, to $192.5 million for the nine months ended September 30, 2026. The decrease was primarily due to lower international and USG sales of ACAM2000®, and lower international sales of CNJ-016® (VIGIV) from timing. This decrease was partially offset by higher USG sales of CNJ-016® (VIGIV) from timing, and higher TEMBEXA® USG and international sales due to timing. Fluctuations in revenues from Smallpox MCM result from the timing of the exercise of annual purchase options in the existing procurement contracts, the timing of USG purchases, the availability of governmental funding and Company delivery of orders that follow.
Other Products
Other Products sales increased $11.6 million, or 18%, to $77.6 million for the nine months ended September 30, 2026. The increase was primarily due to higher Canadian and other international BAT® sales, offset by timing of USG BAT® sales.

Cost of MCM Product Sales and Gross Margin
Cost of MCM product sales increased $15.6 million, or 14%, to $129.7 million for the nine months ended September 30, 2026. The increase was primarily due to higher cost of sales of CYFENDUS®, CNJ-016® (VIGIV), BioThrax®, and TEMBEXA® reflecting increased sales volumes, as well as increased non-recurring manufacturing and product costs related to CYFENDUS®. These increases were partially offset by lower cost of sales for ANTHRASIL®, and ACAM2000® due to lower unit sales volume.
MCM Product gross margin decreased $46.0 million, or 21%, to $176.9 million for the nine months ended September 30, 2026. MCM Product gross margin percentage decreased 8 percentage points to 54% for the nine months ended September 30, 2026. The decrease in gross margin percentage was primarily due to an unfavorable sales mix and decreased sales volumes, which decreased the absorption of fixed manufacturing costs, and discrete product costs related to CYFENDUS®. MCM Product segment adjusted gross margin in the current year period excludes the impacts of intangible asset amortization of $22.6 million, inventory step-up provision of $2.4 million, the portion of stock-based compensation expense recorded as cost of sales of $1.9 million and severance and restructuring costs of $1.3 million.
ALL OTHER REVENUE
Three Months Ended September 30, 2026 Compared with Three Months Ended September 30, 2025
Services Revenues
Services revenues decreased $1.1 million, or 24%, to $3.5 million for the three months ended September 30, 2026. The decrease was primarily attributable to less production activity at the Company’s Winnipeg facility.
Contracts and Grants
Contracts and grants revenue decreased $5.5 million, or 60%, to $3.6 million for the three months ended September 30, 2026. The decrease was primarily due to lower Ebanga® related development work, reflecting the timing and nature of the work performed.
Nine Months Ended September 30, 2026 Compared with Nine Months Ended September 30, 2025
Services Revenues
Services revenues decreased $1.3 million, or 8%, to $14.9 million for the nine months ended September 30, 2026. The decrease was primarily attributable to less production activity at the Company’s Winnipeg facility.
Contracts and Grants
Contracts and grants revenue decreased $15.3 million, or 47%, to $17.5 million for the nine months ended September 30, 2026. The decrease was primarily due to lower Ebanga® related development work, reflecting the timing and nature of the work performed, and lower activities for other funded R&D projects.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Our financial condition is summarized as follows:

	September 30,	December 31,
(dollars in millions)	2026	2025	Change %
Financial assets:
Cash and cash equivalents	$175.7	$205.4	(14)%
Restricted cash	1.2	3.7	(68)%
Total cash, cash equivalents and restricted cash	$176.9	$209.1	(15)%

Borrowings:
Debt, net of unamortized debt issuance costs	507.7	572.1	(11)%
Total borrowings	$507.7	$572.1	(11)%

Working capital:
Current assets	$558.2	$662.5	(16)%
Less: Current liabilities	122.0	132.2	(8)%
Total working capital	$436.2	$530.3	(18)%
Principal Sources of Capital Resources
As of September 30, 2026, our capital resources included $175.7 million of cash and cash equivalents and an available borrowing capacity of up to $50.0 million under the Revolving Credit Agreement. In addition, pursuant to the Term Loan Agreement, the Company has access to a delayed draw term loan facility through April 2028, subject to the satisfaction of certain conditions, including compliance with a maximum consolidated secured leverage ratio of 1.75 to 1.00 and other customary borrowing conditions. We have not drawn upon this facility as of September 30, 2026. We have historically financed our operating and capital expenditures through existing cash and cash equivalents, cash from operations, development contracts and grant funding and borrowings under various credit agreements, including the Term Loan Agreement and other lines of credit we have established from time to time. We also occasionally obtain financing from the sale of our common stock upon exercise of stock options. As of September 30, 2026, the Company believes that its sources of liquidity, including debt and cash flows from operating activities, are adequate to fund its operations for at least the next twelve months from the issuance of these condensed consolidated financial statements.
Unused Credit Capacity
Available room under the commitments with respect to the Revolving Credit Agreement (the “Revolving Loans”) as of September 30, 2026 and December 31, 2025 was:

(in millions)	September 30, 2026	December 31, 2025
Total Capacity	$50.0	$100.0
Unused Capacity	$50.0	$100.0
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
Share Repurchase Program
In March 2025, the Company announced that its Board of Directors had authorized the repurchase of up to $50.0 million of the Company’s common stock on or before March 27, 2026. In February 2026, the Company reauthorized the 2025 Share Repurchase Program for the repurchase of up to $50.0 million of the Company's common stock through March 31, 2027. Repurchases under the Reauthorized Share Repurchase Program may be made from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors, including the market price of the Company’s common shares, macroeconomic environment and other investment opportunities, consistent with applicable law. The Reauthorized Share Repurchase Program may be suspended or discontinued at any time. The Inflation Reduction Act of 2022, which was enacted on August 16, 2022, imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. As of September 30, 2026, the Company had $37.3 million available to repurchase shares under the Reauthorized Share Repurchase Program.
The following table summarizes share repurchase activity under the Share Repurchase Program for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Shares of common stock repurchased	—	1.1	2.0	2.3
Average price paid per share (1)	$8.44	$7.87	$9.20	$7.00
Total cost (2)	$0.2	$9.0	$18.3	$16.0
(1) Excludes commissions and excise taxes. Excise tax accrued during the three and nine months ended September 30, 2026 was $— million and $0.2 million, respectively. Excise tax accrued during the three and nine months ended September 30, 2025 was $0.1 million and $0.2 million, respectively.

(2) Includes commissions and excise taxes.
Senior Unsecured Note Repurchase
In August 2026, the Board of Directors authorized the Company to repurchase up to $75.0 million aggregate principal amount of the Company’s Senior Unsecured Notes. The Company may seek to opportunistically use this authority to repurchase its Senior Unsecured Notes in open market purchases, privately negotiated transactions or otherwise. Any such repurchases will depend upon prevailing market conditions, our liquidity requirements, contractual restrictions, applicable securities law and other factors. During the three and nine months ended September 30, 2026, the Company repurchased $75.0 million principal amount of its outstanding Senior Unsecured Notes under its current debt repurchase program. The Company paid $68.1 million in cash, including fees and accrued interest, in connection with the repurchases, and recognized a net gain on extinguishment of $6.7 million. As of September 30, 2026, the Company had $364.7 million in Senior Unsecured Notes principal remaining.
Future Contractual Obligations
Our future contractual obligations as of September 30, 2026 primarily included long-term obligations related to our outstanding borrowings under the Term Loan Agreement and the Senior Unsecured Notes, as well as lease arrangements and purchase commitments. In April 2026, the Company repaid in full all amounts outstanding under its Prior Term Loan Agreement in connection with its entry into the Term Loan Agreement. As of September 30, 2026, the Company had $514.3 million of fixed and variable rate debt with varying maturities. See Note 9, “Debt” in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1, of this Form 10-Q for further discussion.
These amounts reflect future unconditional payments and are based on the terms of the relevant agreements, appropriate classification of items under GAAP currently in effect and certain assumptions such as interest rates. Future events could cause actual payments to differ from these amounts.

Cash Flows
The following table provides information regarding our cash flows for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
(in millions)	2026	2025
Net cash provided by (used in):
Operating activities	$122.4	$92.9
Investing activities	(50.1)	73.3
Financing activities	(104.5)	(22.7)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	0.1
Net change in cash, cash equivalents and restricted cash	$(32.2)	$143.6
Operating Activities:
Net cash provided by operating activities for the nine months ended September 30, 2026 increased $29.5 million as compared with the nine months ended September 30, 2025. The increase was primarily attributable to favorable changes in inventory and accounts receivable balances resulting from the timing of customer billings and collections, as well as improved accounts payable, accrued expense and accrued compensation balances. These impacts were partially offset by lower net income and reduced working capital benefits from prepaid expenses and other assets.
Investing Activities:
Net cash used in investing activities for the nine months ended September 30, 2026 increased $123.4 million as compared with the nine months ended September 30, 2025. The increase in cash used was primarily driven by a $50.4 million milestone payment related to a prior asset acquisition associated with development activities for Ebanga®. The increase was also attributable to the decline of investing cash inflows received in the prior year period, including milestone payments related to the sale of our travel health business to Bavarian Nordic, and proceeds from the sale of property, plant and equipment, including our Baltimore-Bayview facility to Syngene.
Financing Activities:
Net cash used in financing activities for the nine months ended September 30, 2026 increased $81.8 million as compared with the nine months ended September 30, 2025. The increase was primarily attributable to increased repurchases of Senior Unsecured Notes and debt issuance and debt extinguishment costs incurred in connection with the April 2026 debt refinance, as well as increased purchases of treasury stock and increased taxes paid related to stock based compensation activity.
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
Interest rate risk
We have debt with a mix of fixed and variable rates of interest and we are satisfied with the current fix-float mix of the Company's debt portfolio. Floating rate debt carries interest based generally on the secured overnight financing rate, plus an applicable margin. Increases in interest rates could result in an increase in interest payments for our floating rate debt. See Note 9, "Debt" in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1, of this Form 10-Q.
From time to time, we may use derivative instruments to manage our interest rate risk and market risk exposure.
We have assessed our exposure to changes in interest rates by analyzing the sensitivity to our operating results assuming various changes in market interest rates. A hypothetical increase of one percentage point in the SOFR rate as of September 30, 2026 would increase our interest expense by approximately $1.5 million annually.
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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2026, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in internal control over financial reporting
There have not been any changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act that occurred during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
NARCAN® Nasal Spray faces increased competition from the addition of new naloxone agents, including generic competition from Teva Pharmaceuticals Industries Ltd. and Teva Pharmaceuticals USA (collectively, “Teva”), Padagis LLC (“Padagis”) and Amneal Pharmaceuticals, Inc. (“Amneal”). Sales of generic versions of NARCAN® Nasal Spray at prices lower than our branded product or provided at no cost by Teva, Padagis and Amneal have the potential to erode our sales and could impact our product revenue related to NARCAN® Nasal Spray.

NARCAN® Nasal Spray also faces branded competition from prescription products, such as Zimhi™ (naloxone), a branded injectable product developed by Adamis Pharmaceuticals Corporation, RextovyTM, (naloxone HCL nasal spray 4 mg), a branded product marketed by Amphastar Pharmaceuticals, Inc., Teleflex Medical Inc.'s Intranasal Mucosal Atomization Device, and Rezenopy® (naloxone HCL nasal spray 10mg), a branded product manufactured by Summit Biosciences Inc., as well as OTC products, such as RiViveTM (naloxone HCl nasal spray 3mg), a branded product developed by Harm Reduction Therapeutics. Competition that NARCAN® Nasal Spray faces from generic and branded versions has adversely affected sales of NARCAN® Nasal Spray and the revenue, profitability and cash flows that we derive from its sale and ongoing competition could continue to exert downward price pressure on our branded drug prices, which could materially and adversely affect our results of operations and financial condition.
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
If we fail to achieve some or all of the expected benefits of restructuring, it could have a material adverse effect on our competitive position, business, financial condition, results of operations and cash flows. For more information about our restructuring plans, see Note 4, “Restructuring charges”, in the notes to the Condensed Consolidated Financial Statements in Part I, Item 1, of this quarterly report on this Form 10-Q.

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
The table below presents information regarding shares of our common stock that we repurchased during the three months ended September 30, 2026 under the 2025 Share Repurchase Program and the Reauthorized Share Repurchase Program:

Issuer Purchases of Equity Securities
Periods	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)
July 1, 2026 - July 31, 2026	17,938	$8.44	17,938	$37,342,639
August 1, 2026 - August 31, 2026	—	$—	—	$—
September 1, 2026 - September 30, 2026	—	$—	—	$—
Total	17,938		17,938

(1) Exclusive of commissions and nondeductible 1% excise tax, which excise was imposed pursuant to the Inflation Reduction Act of 2022.
(2) Dollar amounts presented are inclusive of commissions and nondeductible 1% excise tax.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
During the three months ended September 30, 2026, none of the Company's directors or officers (as defined in Exchange Act Rule 16a-1(f)) adopted or terminated any written plans for the sale of the Company’s common stock intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or non-Rule 10b5-1 trading arrangement (as such term is defined in Item 408 of Regulation S-K).
ITEM 6. EXHIBITS
The exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index immediately preceding the exhibits hereto.
Exhibit Index

Exhibit Number	Description
10.1 †	Modification No. 21, effective August 18, 2026, to the BARDA AV7909 Contract (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K as filed on September 1, 2026.)
31.1 #	Certification of the Chief Executive Officer, pursuant to Exchange Act rule 13a-14(a)
31.2 #	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).
32.1 #	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 #	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 #
The following financial information related to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statement of Changes in Stockholders' Equity; and (vi) the related Notes to the Condensed Consolidated Financial Statements.

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

Date: November 2, 2026

By: /s/RICHARD S. LINDAHL Richard S. Lindahl Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

Date: November 2, 2026